Form 10-Q
period 1998-06-30
WESCO INTERNATIONAL INC
filed 1998-09-24
CIK 929008

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
                              FROM ______ TO ______

                  For the quarterly period ended JUNE 30, 1998

                        Commission file number 333-43225



                            WESCO INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)



           DELAWARE                                              25-1723345
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                              Identification No.)

            COMMERCE COURT
     FOUR STATION SQUARE, SUITE 700                        (412) 454-2254
     PITTSBURGH, PENNSYLVANIA 15219               (Registrant's telephone number
(Address of principal executive offices)                including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for at least the past 90 days. Yes ____ No X.

     WESCO International, Inc. has been subject to the filing requirements of
     Section 13 or 15(d) of the Securities Exchange Act of 1934 since August 12, 1998, the effective date of its Registration Statement on Form S-4 (File No. 333-43225) which registered certain debt instruments.

As of June 30, 1998, WESCO International, Inc. had 500,210 shares and 80,504 shares of Class A and Class B of its common stock outstanding, respectively.


===============================================================================

                                TABLE OF CONTENTS





                                                                                                            Page
              -----------------------------------------------------------------------------------------------------
              PART I - FINANCIAL INFORMATION
ITEM 1.       Financial Statements
                 Condensed Consolidated Balance Sheet as of June 30, 1998 and
                    December 31, 1997                                                                         2
                 Condensed Consolidated Statement of Operations for the three
                    months and six months ended June 30, 1998 and 1997                                        3
                 Condensed Consolidated Statement of Cash Flows for the six
                    months ended June 30, 1998 and 1997                                                       4
                 Notes to Condensed Consolidated Financial Statements                                         5

ITEM 2        Management's Discussion and Analysis of Financial Condition and
                 Results of Operations                                                                        9

ITEM 3        Quantitative and Qualitative Disclosures About Market Risk                                     13

              PART II - OTHER INFORMATION

ITEM 6        Exhibits and Reports on Form 8-K                                                               14

              Signatures                                                                                     14

              Exhibit Index                                                                                  15
              -----------------------------------------------------------------------------------------------------


                                       1
                                    --------
                                     WESCO

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                                                     JUNE 30    DECEMBER 31
     Dollars in thousands, except par values                                                            1998           1997
     ------------------------------------------------------------------------------------------------------------------------
                                                                                                  (unaudited)
                                                ASSETS
      CURRENT ASSETS
      Cash and cash equivalents                                                                      $58,929         $7,620
      Trade accounts receivable, net of allowance for doubtful accounts of
         $7,984 and $10,814, in 1998 and 1997, respectively                                          179,200        351,170
      Other accounts receivable                                                                       16,414         17,261
      Inventories                                                                                    335,271        299,406
      Income taxes receivable                                                                         24,542          3,405
      Prepaid expenses and other current assets                                                        3,520          3,699
      Deferred income taxes                                                                           16,052         14,277
                                                                                                  ---------------------------
           Total current assets                                                                      633,928        696,838

      Property, buildings and equipment, net                                                         101,803         95,082
      Trademarks, net of accumulated amortization of
         $692 and $586, in 1998 and 1997, respectively                                                 3,302          3,408
      Goodwill, net of accumulated amortization of $6,146
         and $4,522, in 1998 and 1997, respectively                                                  101,635         65,923
      Other assets                                                                                    15,718          9,609
                                                                                                  ---------------------------
           Total assets                                                                             $856,386       $870,860
                                                                                                  ===========================

                                 LIABILITIES AND STOCKHOLDERS' EQUITY
      CURRENT LIABILITIES
      Accounts payable                                                                              $392,408       $311,796
      Accrued payroll and benefit costs                                                               13,810         27,694
      Restructuring reserve                                                                            4,533          3,982
      Other current liabilities                                                                       26,042         17,063
                                                                                                  ---------------------------
           Total current liabilities                                                                 436,793        360,535

      Long-term debt                                                                                 526,962        294,275
      Other noncurrent liabilities                                                                     7,466          5,875
      Deferred income taxes                                                                           18,211         16,662
                                                                                                  ---------------------------
           Total liabilities                                                                         989,432        677,347

      Redeemable Class A common stock, $.01 par value; 65,484 and 89,306 shares issued and outstanding, in 1998 and 1997, respectively, and options
         (redemption value of redeemable common stock and vested options of
         $99,570 and $68,597, in 1998 and 1997, respectively)                                         12,872          8,978

      STOCKHOLDERS' EQUITY
      Class A common stock, $.01 par value; 2,000,000 authorized, 434,726 and
         933,280 shares issued and outstanding, in 1998 and 1997, respectively                             6              9
      Class B nonvoting convertible common stock, $.01 par value; 2,000,000
         shares authorized, 80,504 issued and outstanding in 1998                                          -              -
      Additional capital                                                                             324,210         93,319
      Retained (deficit) earnings                                                                   (469,198)        89,366
      Common stock to be issued under option                                                               -          2,500
      Accumulated other comprehensive loss                                                              (936)          (659)
                                                                                                  ---------------------------
           Total stockholders' equity                                                               (145,918)       184,535
                                                                                                  ---------------------------
           Total liabilities and stockholders' equity                                               $856,386       $870,860
                                                                                                  ===========================

The accompanying notes are an integral part of the condensed consolidated financial statements.

                                       2
                                    -------
                                     WESCO

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)


                                                                           THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                                 JUNE 30                        JUNE 30
In thousands                                                               1998           1997            1998           1997
----------------------------------------------------------------------------------------------------------------------------------

Sales, net                                                             $748,307       $659,377      $1,441,755     $1,236,153
Cost of goods sold (exclusive of depreciation and amortization)         615,015        544,679       1,181,769      1,017,115
                                                                     -------------------------------------------------------------
   Gross profit                                                         133,292        114,698         259,986        219,038

Selling, general and administrative expenses                            101,543         91,158         205,107        177,837
Depreciation and amortization                                             3,372          2,796           6,328          5,567
Recapitalization costs                                                   51,800              -          51,800              -
                                                                     -------------------------------------------------------------
   Income (loss) from operations                                        (23,423)        20,744          (3,249)        35,634

Interest expense, net                                                    10,278          4,911          16,480          9,709
Other expenses                                                            2,570              -           2,570              -
                                                                     -------------------------------------------------------------
   Income (loss) before income taxes                                    (36,271)        15,833         (22,299)        25,925

Provision (benefit) for income taxes                                    (18,142)         6,300         (12,693)        10,307
                                                                     -------------------------------------------------------------
   Net income (loss)                                                   $(18,129)        $9,533         $(9,606)       $15,618
                                                                     =============================================================

The accompanying notes are an integral part of the condensed consolidated financial statements.

                                       3
                                    -------
                                     WESCO

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)



                                                                                                         SIX MONTHS ENDED
                                                                                                              JUNE 30
In thousands                                                                                              1998          1997
--------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                                                                      $(9,606)      $15,618
Adjustments to reconcile net income (loss) to net cash provided by operating activities
     Recapitalization costs                                                                             40,500             -
     Depreciation and amortization                                                                       6,328         5,567
     Amortization of debt issuance costs and interest rate caps                                            331           188
     Deferred income taxes                                                                                (226)       (3,105)
     Changes in assets and liabilities, excluding the effects of acquisitions:
         Sale of trade accounts receivable                                                             249,802             -
         Trade and other receivables                                                                   (12,602)      (19,217)
         Inventories                                                                                     1,115       (43,153)
         Prepaid and other current assets                                                              (20,875)       (6,149)
         Other assets                                                                                    5,878        (1,722)
         Accounts payable                                                                               41,005        39,347
         Accrued payroll and benefit costs                                                             (14,184)      (13,122)
         Restructuring reserve                                                                          (2,170)         (830)
         Other current and noncurrent liabilities                                                        2,574          (849)
                                                                                                    ----------------------------
              Net cash provided by (used for) operating activities                                     287,870       (27,427)

INVESTING ACTIVITIES
Capital expenditures                                                                                    (6,592)       (6,030)
Proceeds from the sale of property, buildings and equipment                                              1,139         1,920
Acquisitions, net of cash acquired                                                                     (90,641)      (13,914)
                                                                                                    ----------------------------
              Net cash used for investing activities                                                   (96,094)      (18,024)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt                                                               850,228       295,426
Debt issuance costs                                                                                    (10,570)         (184)
Repayments of long-term debt                                                                          (634,228)     (219,225)
Recapitalization costs                                                                                 (18,174)            -
Repurchase of common stock and options                                                                (653,528)            -
Proceeds from issuance of common stock                                                                 319,999             -
Proceeds from contributed capital                                                                        5,806             -
                                                                                                    ----------------------------
              Net cash (used for) provided by financing activities                                    (140,467)       76,017
                                                                                                    ----------------------------

        Net change in cash and cash equivalents                                                         51,309        30,566
        Cash and cash equivalents at the beginning of period                                             7,620             -
                                                                                                    ----------------------------
        Cash and cash equivalents at the end of period                                                 $58,929       $30,566
                                                                                                    =============================

The accompanying notes are an integral part of the condensed consolidated financial statements.

                                       4
                                    -------
                                     WESCO

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1.   ORGANIZATION

WESCO International, Inc. (formerly CDW Holding Corporation) ("Holdings") and its subsidiaries (collectively, "WESCO"), headquartered in Pittsburgh, Pennsylvania, is a full-line distributor of electrical supplies and equipment and currently operates branch locations in the United States, Canada, Mexico, Puerto Rico and Guam.

Subsequent to the completion in June 1998 of a leveraged recapitalization (see
Note 3), WESCO is 88.7% owned by an investor group led by affiliates of The Cypress Group L.L.C. ("Cypress") with the remaining interest held by members of WESCO's management.

2.   ACCOUNTING POLICIES

BASIS OF PRESENTATION The unaudited condensed consolidated financial statements include the accounts of WESCO and all of its subsidiaries and have been prepared in accordance with Rule 10-01 of the Securities and Exchange Commission. The notes included herein should be read in conjunction with the audited consolidated financial statements included in WESCO's Registration Statement on Form S-4 (File No. 333-43225) filed with the Securities and Exchange Commission.

The unaudited condensed consolidated balance sheet as of June 30, 1998, the unaudited condensed consolidated statement of operations for the three months and six months ended June 30, 1998 and 1997, and the unaudited condensed consolidated statement of cash flows for the six months ended June 30, 1998 and 1997, in the opinion of management, have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of the results of the interim periods. All adjustments reflected in the condensed consolidated financial statements are of a normal recurring nature. Results for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

ASSET SECURITIZATIONS WESCO accounts for the securitization of accounts receivable in accordance with Statement of Financial Accounting Standards No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125"). At the time the receivables are sold, the balances are removed from the balance sheet and the related financial assets controlled are measured at fair value, if practicable. SFAS No. 125 also requires retained interests in the transferred assets be measured by allocating the previous carrying amount between the assets sold and retained interests, if any, based on their relative fair values at the date of transfer.

RECENT ACCOUNTING PRONOUNCEMENTS In June 1998, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement is required to be adopted in years beginning after June 15, 1999, although early adoption is permitted. This Statement requires the recognition of the fair value of any derivative financial instrument on the balance sheet. Changes in fair value of the derivative and, in certain instances, changes in the fair value of an underlying hedged asset or liability, are recognized through either income or as a component of other comprehensive income. Management does not expect this Statement will have a material impact on the results of operation or financial position of WESCO.

3.   RECAPITALIZATION

On June 5, 1998, Holdings repurchased and retired substantially all of its common stock from the then existing shareholders for an aggregate consideration of approximately $653.5 million (the "Equity Consideration"), repaid approximately $379.1 million of then outstanding indebtedness, and sold common stock to an investor group led by affiliates of Cypress representing approximately 88.7% of WESCO for an aggregate cash consideration of $318.1 million ("Cash Equity Consideration"). WESCO funded the Equity Consideration and the repayment of indebtedness from proceeds of the Cash Equity Consideration, issuance of approximately $351 million of Senior Subordinated and Senior Discount Notes, a new $170 million credit facility and the sale of approximately $250 million of accounts receivable. The transaction was treated as a recapitalization for financial reporting purposes and, accordingly, the historical bases of Holdings' assets and liabilities were not affected.

In connection with the recapitalization, WESCO recorded a one-time charge of $51.8 million primarily related to noncapitalized financing expenses, professional and legal fees and management compensation costs.

4.   ACCOUNTS RECEIVABLE SECURITIZATION

WESCO and certain of its subsidiaries entered into a "Receivables Facility" with a financial institution and a multi-seller asset-backed commercial paper issuer whereby it sells on a continuous basis an undivided interest in all eligible accounts receivable while maintaining a subordinated interest in a portion of the receivables. Pursuant to the Receivables Facility, WESCO formed WESCO Receivables Corp., a wholly-owned, special purpose subsidiary ("SPC"). SPC was formed to purchase, on a revolving basis and not to exceed $300 million, trade accounts receivables generated by certain subsidiaries of WESCO. WESCO may, under certain circumstances, increase the size of the Receivables Facility when the amount of eligible trade receivables exceeds $300 million. The SPC will transfer to a trust all the receivables and the

                                       5
                                    -------
                                     WESCO
commercial paper issuer will provide financing to the SPC, which in turn will use such financing to pay a portion of the purchase price of the receivables.

In June 1998, WESCO securitized approximately $340 million of trade accounts receivable, which includes a subordinated retained interest of approximately $87 million, and, accordingly, approximately $253 million of trade accounts receivables were removed from the consolidated balance sheet. Net proceeds from the transaction totaled $250 million and were partially used to complete the recapitalization discussed in Note 3. WESCO incurred costs associated with the Receivables Facility of $2.6 million, which principally includes the discount and loss on the sale of such receivables, partially offset by servicing revenue associated with the transaction. This amount is recorded as "other expenses" in the Statement of Operations.

5.    ACQUISITIONS

During the first six months of 1998, WESCO completed the following acquisitions ("1998 Acquisitions"):

   On January 1, 1998, WESCO acquired the electrical distribution businesses of Avon Electrical Supplies, Inc., and its affiliates, a leading distributor in the New York metropolitan area, and Brown Wholesale Electric Company, a leader in the high-growth Phoenix market.

   On May 8, 1998, WESCO acquired certain assets and assumed certain liabilities of Reily Electric Supply Inc., a distributor headquartered in New Orleans, Louisiana.

The aggregate purchase price of the 1998 Acquisitions was $110.3 million resulting in goodwill of $34.0 million. The 1998 Acquisitions were accounted for under the purchase method of accounting and, accordingly, the results of operations of the respective companies are included in WESCO's consolidated financial statements prospectively from the date of acquisition. Pro forma financial information assuming the transactions occurred as of the beginning of each year presented would not be materially different from the results reported.


6.   LONG TERM DEBT

The following table sets forth WESCO's outstanding indebtedness.

                                                                  JUNE 30    DECEMBER 31
In thousands                                                         1998           1997
------------------------------------------------------------------------------------------
Term loans                                                       $170,000              -
Revolving facility                                                  6,801              -
Old revolving facility                                                  -       $226,145
Senior subordinated notes(1)                                      288,768              -
Senior discount notes(2)                                           49,066              -
Mortgage notes(3)                                                       -         65,291
Other                                                              19,676          3,730
                                                                --------------------------
                                                                  534,311        295,166
   Less current portion                                            (7,349)          (891)
                                                                --------------------------
      Total                                                      $526,962       $294,275
------------------------------------------------------------------------------------------

(1)  Net of original issue and purchase discount of $11,232
(2)  Net of original issue and purchase discount of $37,934
(3)  Net of original issue of $16,601

The term loans and revolving facility borrowings were made pursuant to a credit agreement ("Credit Agreement") entered into by and between WESCO and certain financial institutions. The Credit Agreement provides for three term loan facilities in an aggregate principal amount of $270 million, consisting of Tranche A, Tranche B and a Delayed Draw Term Loan Facility, and a $100 million revolving credit facility. Tranche A provides for aggregate borrowings of $80 million, Tranche B provides for aggregate borrowings of $90 million and the Delayed Draw Term Loan Facility provides for up to $100 million aggregate principal. The term loan facilities mature in various periods from 2004 through 2006. The revolving credit facility provides for up to $100 million of revolving credit denominated in U.S. dollars or Canadian dollars. The maximum Canadian sublimit is approximately $46 million. The revolving credit facility matures in 2004. At June 30, 1998, the aggregate outstanding term loans and revolving facility borrowings totaled $176.8 million.

Borrowings under the Credit Agreement are collateralized by substantially all the assets of WESCO and bear rates of interest equal to various indices, at WESCO's option, such as LIBOR, prime rate or the Federal Funds rate, plus a borrowing margin based on WESCO's financial performance. At June 30, 1998, the interest rate on Tranche A and Tranche B was LIBOR (or 5.69%) plus 2.25% and LIBOR plus 2.50%, respectively.

The Senior Subordinated Notes in an aggregate principal amount of $300 million were issued by WESCO Distribution, Inc., a wholly-owned subsidiary of Holdings. The notes are unsecured obligations and are fully and unconditionally guaranteed by Holdings. The Senior Subordinated Notes bear interest at 9-1/8%, payable semiannually on June 1 and December 1 beginning December 1, 1998. The notes are due June 1, 2008. The Senior Subordinated Notes are redeemable at the option of WESCO, in whole or in part, at any time after June 1, 2003 at certain specified prices. Prior to June 1, 2003,




                                       6
                                    -------
                                     WESCO
the notes may be redeemed in certain specified instances at certain specified prices.

The Senior Discount Notes, issued by Holdings, have an aggregate principal amount of $87 million. The notes were issued with an original issue discount ("OID") of $36.5 million that is being accreted over the period ending June 1, 2003. Beginning June 1, 2003, interest accrues at 11 1/8% payable semiannually on June 1 and December 1. Approximately $30.9 million of the notes must be redeemed on June 1, 2003. The remaining notes are due June 1, 2008 and are redeemable at the option of Holdings, in whole or in part, at any time after June 1, 2003 at certain specified prices. Prior to June 1, 2003, the notes may be redeemed in certain specified instances at certain specified prices.

Other borrowings primarily consist of notes issued to sellers in connection with acquisitions.

At June 30, 1998, the weighted average rate of interest on all indebtedness was approximately 9.10%. Aggregate principal repayment requirements for all indebtedness for 1998 and the next five years is as follows:

In thousands
---------------------------------------------------------------
For the year ending December 31
   1998                                               $1,837
   1999                                               21,662
   2000                                                8,980
   2001                                               13,071
   2002                                               16,530
   2003                                               51,412
---------------------------------------------------------------

The credit agreements contain various restrictive covenants that, among other things, impose limitations on (i) dividend payments or certain other restricted payments or investments; (ii) the incurrence of additional indebtedness and guarantees or issuance of additional stock; (iii) creation of liens; (iv) mergers, consolidation or sales of substantially all of WESCO's assets (v) certain transactions among affiliates; (vi) payments by certain subsidiaries to Holdings; (vii) on capital expenditures. In addition, the agreements require WESCO to meet certain leverage, working capital and interest coverage ratios.

7.   INCOME TAXES

For the first six months of 1998 and 1997, WESCO recorded income tax benefits of $12.7 million and income tax expense of $10.3 million, respectively. For the three months ended June 30, 1998 income tax benefits totaled $18.1 million and for the three months ended June 30, 1997, income tax expense totaled $6.3 million.

The effective tax rate for the first three months and six months of 1998 were 50.0% and 56.9%, respectively. In the same periods of 1997, the effective tax rates were 39.8% and 39.7%. The increase in the effective tax rate was primarily attributable to certain nondeductible recapitalization costs.

8.   COMPREHENSIVE INCOME

Comprehensive income and its components was as follows:

In thousands                                  1998       1997
---------------------------------------------------------------
For the three months ended June 30
   Net income (loss)                      $(18,129)    $9,533
   Foreign currency translation
      adjustment                              (344)         5
                                          ---------------------
      Comprehensive income (loss)         $(18,473)    $9,538
---------------------------------------------------------------
For the six months ended June 30
   Net income (loss)                       $(9,606)   $15,618
   Foreign currency translation
      adjustment                              (277)       (65)
                                          ---------------------
      Comprehensive income (loss)          $(9,883)   $15,553
---------------------------------------------------------------

9.   CASH FLOW STATEMENT

Supplemental cash flow information is as follows:

In thousands
Six Months Ended June 30                    1998       1997
---------------------------------------------------------------
Details of acquisitions
   Fair value of assets acquired       $142,664     $21,498
   Fair value of liabilities assumed    (32,403)     (5,334)
   Notes issued to seller               (19,620)     (2,250)
                                      -------------------------
Cash paid for acquisitions              $90,641     $13,914
---------------------------------------------------------------

                                       7
                                    -------
                                     WESCO

10.  OTHER FINANCIAL INFORMATION

In June 1998, WESCO Distribution, Inc. issued $300 million of 9-1/8% Senior Subordinated Notes. The Senior Subordinated Notes are fully and unconditionally guaranteed by Holdings on a subordinated basis to all existing and future senior indebtedness of Holdings. Summarized financial information for WESCO Distribution, Inc. is as follows:

BALANCE SHEET DATA
                                                     JUNE 30
In thousands                                            1998
---------------------------------------------------------------
Current assets                                      $633,928
Noncurrent assets                                    222,458
Current liabilities                                  436,793
Long-term debt                                       477,896
Other noncurrent liabilities                          25,677
Total liabilities and stockholder's
   equity                                            856,386
---------------------------------------------------------------

STATEMENT OF OPERATIONS DATA
In thousands
Six Months Ended June 30                                1998
---------------------------------------------------------------
Sales, net                                        $1,441,755
Gross profit                                         259,986
Loss from operations                                  (3,249)
Net loss                                              (9,123)
---------------------------------------------------------------

11.  SUBSEQUENT EVENT

In September 1998, WESCO acquired substantially all the assets and assumed substantially all liabilities and obligations relating to the operations of Bruckner Supply Company, Inc. ("Bruckner"), a privately owned company headquartered in Port Washington, New York. Bruckner is a provider of integrated supply procurement and outsourcing activities for large industrial companies. Net sales totaled approximately $222 million in 1997.

The transaction will be accounted for under the purchase method of accounting. At closing, the purchase price paid at closing was $99.1 million, consisting of $72.5 million in cash and a noninterest bearing convertible note valued at $26.6 million for financial reporting purposes. The note is automatically convertible into common stock of WESCO in the event of a public offering of WESCO's common stock prior to March 31, 2000. The purchase agreement also provides for certain post-closing adjustments, which would be made in 1998, and for additional contingent consideration to be paid based on a multiple of earnings before interest, taxes, depreciation and amortization of Bruckner with respect to calendar year 1998 and future years through 2004.


                                       8
                                    -------
                                     WESCO

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information in the unaudited consolidated financial statements and notes thereto included herein and WESCO International, Inc.'s audited Consolidated Financial Statements, notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in its Registration Statement on Form S-4 (File No. 333-43225) filed with the Securities and Exchange Commission. Financial information presented herein for interim periods is unaudited.

OVERVIEW

WESCO International, Inc. ("Holdings") and its subsidiaries (collectively "WESCO") believes it is the second largest electrical wholesale distributor in North America, with over 325 branches located in 48 states and nine Canadian provinces. WESCO sells over 210,000 products, sourced from over 6,000 suppliers, to more than 130,000 customers. WESCO complements its product offerings with a range of services and procurement solutions.

RECENT DEVELOPMENTS
During the past six months, WESCO completed several strategic initiatives that affected the reported results of operations and financial position of WESCO, including:

   RECAPITALIZATION On June 5, 1998, Holdings repurchased substantially all of its common stock from the then existing shareholders for an aggregate consideration of approximately $653.5 million (the "Equity Consideration"), repaid approximately $379.1 million of then outstanding indebtedness and sold common stock to an investor group led by affiliates of The Cypress Group L.L.C. ("Cypress") representing approximately 88.7% of WESCO for an aggregate cash consideration of $318.1 million ("Cash Equity Consideration"). WESCO funded the Equity Consideration and the repayment of indebtedness from proceeds of the Cash Equity Consideration, issuance of approximately $351 million of Senior Subordinated and Senior Discount Notes, a new $170 million credit facility and the sale of approximately $250 million of accounts receivable.

   ACQUISITIONS During the first six months of 1998, WESCO completed three acquisitions for an aggregate purchase price of $110.3 million. Acquisitions completed in the first half of 1998 were:

      On January 1, 1998, WESCO acquired the electrical distribution businesses of Avon Electrical Supplies, Inc., and its affiliates, a leading distributor in the New York metropolitan area, and Brown Wholesale Electric Company, a leader in the high-growth Phoenix market.

      On May 8, 1998, WESCO acquired certain assets and assumed certain liabilities of Reily Electric Supply Inc., a distributor headquartered in New Orleans, Louisiana.

   The acquisitions were accounted for under the purchase method of accounting and, therefore, the results of operations of the respective companies are included in WESCO's consolidated financial statements prospectively from the date of acquisition.

In September 1998, WESCO acquired certain assets and assumed certain liabilities of Bruckner Supply Company, Inc. ("Bruckner"), a provider of integrated supply procurement services for large industrial companies. Bruckner's annual revenues approximated $222 million and $145 million in 1997 and 1996, respectively. The purchase price paid at closing was $99.1 million, consisting of $72.5 million in cash and a convertible note payable valued at $26.6 million. The purchase agreement also provides for certain post-closing adjustments, which would be made in 1998, and for additional contingent consideration to be paid based on a multiple of Bruckner's annual earnings before interest, taxes, depreciation and amortization with respect to calendar year 1998 and future years through 2004.

RESULTS OF OPERATIONS

                  SIX MONTHS ENDED JUNE 30, 1998 COMPARED WITH
                         SIX MONTHS ENDED JUNE 30, 1997

The following table sets forth certain summarized information with respect to WESCO's results of operations for the periods indicated:

SUMMARY RESULTS OF OPERATIONS
Dollars in millions
Six Months Ended June 30                   1998       1997
---------------------------------------------------------------
Sales, net                               $1,441.8   $1,236.1
Gross profit                                260.0      219.0
Gross profit margin                          18.0%      17.7%

Recapitalization costs                      $51.8        -
Operating income (loss)                      (3.2)     $35.6
Net income (loss)                            (9.6)      15.6
EBITDA (1)                                   54.9       41.2
---------------------------------------------------------------
(1) Earnings before interest, taxes, depreciation, amortization, recapitalization costs and net losses on accounts receivable securitization

For the first six months of 1998, WESCO's net loss totaled $9.6 million compared with net income of $15.6 million in the year-earlier period. The results for 1998 included a one-time, pre-tax charge of $51.8 million related to costs associated with the recapitalization and $2.6 million of net losses on the sale of accounts receivable completed in June 1998.


                                       9
                                    -------
                                     WESCO

Excluding the recapitalization charge and losses on the accounts receivable securitization completed in connection with the recapitalization, EBITDA increased 33.3% to $54.9 million for the first half of 1998 compared to $41.2 million in the same period of 1997. EBITDA is an alternative measure of operating performance considered by certain investors and differs from measures determined in accordance with generally accepted accounting principles. Since EBITDA is not calculated identically by all companies, the presentation set forth herein may not be comparable to other companies.

SALES AND PROFIT MARGINS
Dollars in millions
Six Months Ended June 30        1998        1997      CHANGE
---------------------------------------------------------------
Sales, net                    $1,441.8    $1,236.1      16.6%
Cost of sales                  1,181.8     1,017.1      16.2
                            -----------------------
Gross profit                    $260.0      $219.0      18.7

Gross profit margin              18.0%       17.7%
---------------------------------------------------------------

NET SALES For the first six months of 1998, net sales increased 16.6%, or $205.6 million, to $1.4 billion compared with $1.2 billion in the comparable period of 1997. The increase was primarily due to $113.9 million of net sales contributed by companies acquired in the first half of 1998 as well as sales from existing operations.

GROSS PROFIT Gross profit for the first half of 1998 totaled $260.0 million, compared with $219.0 million in the year-earlier period. The increase of $41.0 million, or 18.7%, was primarily due to higher sales volume from both acquisitions and existing operations. Gross profit as a percentage of net sales increased to 18.0% in the first six months of 1998 from 17.7% in the same period of 1997. The increase in the gross profit margin was primarily due to the increase in higher margin stock sales, higher margin sales associated with acquired companies and other initiatives to improve gross margins.

OPERATING EXPENSES
Dollars in millions
Six Months Ended June 30          1998       1997      CHANGE
--------------------------------------------------------------
Selling, general and
   administrative (SG&A)          $205.1     $177.8    15.4%
Depreciation and amortization
                                     6.3        5.6    12.5
Recapitalization costs              51.8        -       -
                               ---------------------
   Total operating expenses       $263.2     $183.4    43.5
--------------------------------------------------------------


Operating expenses for the first six months of 1998 increased $79.8 million primarily due to $51.8 million in one-time costs associated with the recapitalization completed in June 1998 and the operating expenses of purchased businesses. Excluding the one-time recapitalization costs, operating expenses increased $28.0 million, or 15.3%. Approximately $14.2 million of this increase was attributable to businesses acquired in 1998 and the remainder was primarily due to increased operating costs associated with revenue growth.

Selling, general and administrative ("SG&A") expenses for the first six months of 1998 totaled $205.1 million compared with $177.8 million in the first half of 1997. The increase was primarily due to expenses associated with companies acquired in 1998. As a percent of net sales, SG&A expenses declined to 14.2% compared with 14.4% a year ago, reflecting cost containment initiatives.

In connection with the recapitalization completed in June 1998, WESCO recorded a one-time charge of $51.8 million primarily related to various financing expenses, professional and legal fees and management compensation costs.

INTEREST AND OTHER EXPENSES Interest expense totaled $16.5 million, an increase of $6.8 million in the period-to-period comparison. The increase was primarily due to the higher levels of borrowings associated with acquisitions and the recapitalization.. As a result of the recapitalization completed in June 1998, management expects interest expense in subsequent periods to be higher compared to comparable periods in 1997.

WESCO recorded a $2.6 million loss on the sale of $250 million of accounts receivable. This loss is recorded as other expenses in the Statement of Operations.

INCOME TAXES For the first six months of 1998, WESCO recorded income tax benefits of $12.7 million compared with tax expense of $10.3 million in the year-earlier period. The tax benefits in 1998 were primarily due to the one-time $51.8 million recapitalization charge recorded in the current period. The effective tax rate increased to 56.9% compared with 39.8% in the year-earlier period, primarily due to certain nondeductible recapitalization costs. Excluding the recapitalization costs, the effective tax rate was 39.0% for first six months of 1998.


                                       10
                                    -------
                                     WESCO

                    THREE MONTHS ENDED JUNE 30, 1998 COMPARED
                     WITH THREE MONTHS ENDED JUNE 30, 1997

The following table sets forth certain summarized information with respect to WESCO's results of operations for the periods indicated:

SUMMARY RESULTS OF OPERATIONS
Dollars in millions
Three Months Ended June 30                 1998       1997
---------------------------------------------------------------
Sales, net                                 $748.3     $659.4
Gross profit                                133.3      114.7
Gross profit margin                          17.8%      17.4%

Recapitalization costs                      $51.8        -
Operating income (loss)                     (23.4)     $20.7
Net income (loss)                           (18.1)       9.5
EBITDA (1)                                   31.7       23.5
---------------------------------------------------------------
(1) Earnings before interest, taxes, depreciation, amortization, recapitalization costs and net losses on accounts receivable securitization

For the 1998 second quarter, WESCO's net loss totaled $18.1 million compared with net income of $9.5 million in the year-earlier period. The results for the second quarter of 1998 included a one-time, pre-tax charge of $51.8 million related to costs associated with the recapitalization and $2.6 million of net losses on the sale of accounts receivable discussed earlier.

Excluding the recapitalization charge and losses on the accounts receivable securitization completed in connection with the recapitalization, EBITDA increased 34.9% to $31.7 million for the second quarter of 1998 compared to $23.5 million in the same period of 1997.

SALES AND PROFIT MARGINS
Dollars in millions
Three Months Ended June 30      1998        1997      CHANGE
---------------------------------------------------------------
Sales, net                      $748.3      $659.4      13.5%
Cost of sales                    615.0       544.7      12.9
                             ----------------------
Gross profit                    $133.3      $114.7      16.2

Gross profit margin               17.8%       17.4%
---------------------------------------------------------------

NET SALES For the second quarter of 1998, net sales increased 13.5%, or $88.9 million, to $748.3 million compared with $659.4 million in the comparable period of 1997. The increase was primarily due to $68.7 million of net sales contributed by companies acquired in the first half of 1998 as well as increased sales from existing operations.

GROSS PROFIT Gross profit for the second quarter of 1998 totaled $133.3 million, compared with $114.7 million in the year-earlier period. The increase of $18.6 million, or 16.2%, was primarily due to higher sales volume from both acquisitions and existing operations. Gross profit as a percentage of net sales increased to 17.8% in the second quarter 1998 from 17.4% in the same period of 1997. The increase in the gross profit margin was primarily due to the increase in higher margin stock sales, higher margin sales associated with acquired companies and other initiatives to improve gross margins.

OPERATING EXPENSES
Dollars in millions
Three Months Ended June 30       1998       1997       CHANGE
--------------------------------------------------------------
SG&A                             $101.5      $91.2     11.3%
Depreciation and amortization
                                    3.4        2.8     21.4
Recapitalization costs             51.8        -        -
                               ---------------------
   Total operating expenses      $156.7      $94.0     66.7
--------------------------------------------------------------

Operating expenses for the second quarter of 1998 increased $62.7 million primarily due to $51.8 million in one-time costs associated with the recapitalization completed in June 1998 and the operating expenses of purchased businesses. Excluding the one-time recapitalization costs, operating expenses increased $10.9 million, or 11.6%. Approximately $8.4 million of the increase is attributable to businesses acquired in 1998.

SG&A expenses for the 1998 second quarter totaled $101.5 million compared with $91.2 million in second quarter of 1997. The increase was primarily due to expenses associated with the companies acquired in 1998. As a percent of net sales, SG&A expenses declined to 13.6% compared with 13.8% a year ago, reflecting cost containment initiatives.

In connection with the recapitalization completed in June 1998, WESCO recorded a one-time charge of $51.8 million, the components of which were discussed earlier.

INTEREST AND OTHER EXPENSES Interest expense totaled $10.3 million, an increase of $5.4 million in the period-to-period comparison. The increase was primarily due to the higher levels of borrowings associated with acquisitions and the recapitalization.

WESCO recorded a $2.6 million loss on the sale of $250 million of accounts receivable. This loss is recorded as other expenses in the statement of operations.

INCOME TAXES For the second quarter of 1998, WESCO recorded income tax benefits of $18.1 million compared with tax expense of $6.3 million in the year-earlier period. The tax benefits in 1998 were primarily due to the one-time $51.8 million recapitalization costs recorded in the current period. The effective tax rate increased to 50.0% compared with 39.8% in the prior-year period, primarily due to certain nondeductible recapitalization costs. Excluding the recapitalization costs, the effective tax rate was 39.0% for second quarter of 1998.


                                       11
                                    -------
                                     WESCO

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES In June 1998, WESCO completed a recapitalization. Following the recapitalization, total assets were $856 million at June 30, 1998 and $871 million at December 31, 1997. Cash and cash equivalents increased $51 million to $59 million at June 30, 1998, and adjusted working capital (defined as trade accounts receivable plus inventories less accounts payable) was $130 million and $339 million at June 30, 1998 and December 31, 1997, respectively. In addition, stockholders' equity was a deficit of $146 million at June 30, 1998 compared with total stockholders' equity of $185 million at December 31, 1997. The changes in these categories, as well as long-term debt discussed below, reflect the effects of the cash equity contribution, repurchase of stock, debt refinancing, and sale of accounts receivable completed in connection with the recapitalization.

As a result of the recapitalization completed in June 1998, WESCO has increased its debt as set forth below.

                                                                  JUNE 30    DECEMBER 31
In thousands                                                         1998           1997
------------------------------------------------------------------------------------------
Term loans                                                       $170,000              -
Revolving facility                                                  6,801              -
Old revolving facility                                                  -       $226,145
Senior subordinated notes(1)                                      288,768              -
Senior discount notes(2)                                           49,066              -
Mortgage notes(3)                                                       -         65,291
Other                                                              19,676          3,730
                                                                --------------------------
                                                                  534,311        295,166
   Less current portion                                            (7,349)          (891)
                                                                --------------------------
      Total                                                      $526,962       $294,275
------------------------------------------------------------------------------------------

(1)  Net of original issue discount and purchase discount of $11,232
(2)  Net of original issue discount and purchase discount of $37,934
(3)  Net of original issue discount of $16,601

The Term Loans and Revolving Facility borrowings were made pursuant to a credit agreement ("Credit Agreement") entered into by and between WESCO, certain of its subsidiaries and certain financial institutions. The Credit Agreement provides for three term loan facilities consisting of Tranche A, Tranche B and a Delayed Draw Term Loan Facility, and a $100 million revolving credit facility. Tranche A provides for aggregate borrowings of $80 million, Tranche B provides for aggregate borrowings of $90 million and the Delayed Draw Term Loan Facility provides for up to $100 million aggregate principal. Borrowings under the Credit Agreement bear rates of interest equal to various indices, at WESCO's option, such as LIBOR, prime rate or the Federal Funds rate, plus a borrowing margin based on WESCO's financial performance. At June 30, 1998, the interest rate on Tranche A and Tranche B was LIBOR (or 5.69%) plus 2.25% and LIBOR plus 2.50%, respectively. Term Loan principal repayments are $500 thousand in the second half of 1998, and $4.5 million, $8.5 million, $12.5 million, $16.5 million and $20.5 million in each of the next five years beginning in 1999.

The Revolving Facility, which matures in 2004, provides for up to $100 million of revolving credit denominated in U.S. dollars or Canadian dollars. The maximum Canadian sublimit is approximately $46 million. At June 30, 1998, approximately $6.8 million was outstanding under the Revolving Facility.

The Senior Subordinated Notes were issued with an original issue discount ("OID") of $975 thousand that is being accreted over the life of the notes. The Senior Subordinated Notes bear interest at 9-1/8%, payable semiannually on June 1 and December 1 beginning in 1998. The notes are due June 1, 2008 and are redeemable at the option of WESCO, in whole or in part, at any time after June 1, 2003 at certain specified prices. Prior to June 1, 2003, the notes may be redeemed in certain specified instances at certain specified prices.

The Senior Discount Notes, issued by Holdings, have an aggregate principal amount of $87 million. The notes were issued with OID of $36.5 million that is being accreted over the period ending June 1, 2003. Beginning June 1, 2003, interest accrues at 11-1/8% payable semiannually on June 1 and December 1. Approximately $30.9 million of the notes must be redeemed on June 1, 2003. The remaining notes are due June 1, 2008 and are redeemable at the option of WESCO, in whole or in part, at any time after June 1, 2003 at certain specified prices. Prior to June 1, 2003, the notes may be redeemed in certain specified instances at certain specified prices.

At June 30, 1998, the weighted average rate of interest on all indebtedness was approximately 9.10%.

An analysis of cash flows for the first six months of 1998 and 1997 follows:

   OPERATING ACTIVITIES For the first six months of 1998, cash provided by operating activities totaled $287.9 million compared to cash used by operating activities of $27.4 million for the year-earlier period. Cash provided by operations in the first six months of 1998 included proceeds of $249.8 million from the sale of accounts receivable completed in connection with the recapitalization. Excluding this transaction, operating activities provided $38.1 million. On this basis, the period-to-period variance in operating cash flow was primarily due to higher operating income before recapitalization costs and improved working capital performance.

   INVESTING ACTIVITIES Net cash used in investing activities was $96.1 million for the first half of 1998, compared to $18.0 million for the same period in 1997, primarily reflecting investments in businesses acquired in the current period.


                                       12
                                    -------
                                     WESCO

   FINANCING ACTIVITIES Cash used for financing activities totaled $140.5 million for the first six months of 1998 compared to $76.0 million provided by financing activities in the same period a year ago, primarily reflecting the recapitalization completed in June 1998.

In addition to operations and the Credit Agreement, liquidity is provided by WESCO's "Receivables Facility", an agreement between WESCO, a financial institution and a multi-seller asset-backed commercial paper issuer. Pursuant to the Receivables Facility WESCO formed a wholly-owned, special purpose subsidiary ("SPC") to purchase, on a revolving basis and not to exceed $300 million, trade accounts receivables generated by certain subsidiaries of WESCO. WESCO may, under certain circumstances, increase the size of the Receivables Facility when the amount of eligible trade receivables exceed $300 million. The SPC's purchase of the receivables is financed by the commercial paper issuer.

WESCO's liquidity needs arise from seasonal working capital requirements, capital expenditures, debt service obligations and acquisitions. WESCO intends to fund its working capital, capital expenditures and debt service requirements through cash flows generated from operations, borrowings under various credit agreements and/or cash from the receivable securitization facility. Management believes that cash generated from operations, together with amounts under the Credit Agreement and the receivables securitization facility, will be sufficient to meet WESCO's working capital, capital expenditure and other cash needs, including financing for acquisitions, in the foreseeable future. There can be no assurance however, that this will be the case. Management may consider other options available to them in connection with future liquidity needs, including the issuance of additional debt and equity securities.

SUBSEQUENT EVENT

In September 1998, WESCO completed the Bruckner acquisition. The purchase price paid at closing was $99.1 million consisting of (i) $72.5 million in cash, funded from $60.5 million in operating funds and $12.0 million of borrowings under the Revolving Facility; and (ii) a convertible note payable valued at $26.6 million for financial reporting purposes and due March 31, 2000.

The purchase agreement also provides for additional contingent consideration to be paid based on post-closing adjustments and contingent consideration based on a multiple of Bruckner's EBITDA in future annual periods through 2004.

MARKET RISK

Approximately 90% of WESCO's net sales are generated from operations in the United States and 9% from Canada. The remainder is conducted in Mexico, Puerto Rico and Guam. To the extent operations are conducted in currencies other than the U.S. dollar, WESCO is subject to certain risks associated with foreign currency valuation fluctuations. WESCO does not believe such valuation risk is material to its results of operation or financial position.

YEAR 2000

WESCO is in the process of modifying, upgrading or replacing its computer software applications and systems to accommodate the "Year 2000" changes required for correct processing of information based on dates in the year 2000 and beyond. Management does not expect that the cost of its Year 2000 compliance program will be material to its financial condition or results of operations. WESCO believes that it will be able to achieve compliance by the middle of 1999, and does not currently anticipate any material disruption in its operations. WESCO is conducting Year 2000 compliance surveys of its suppliers and key customers to assess their readiness. In the event that WESCO or any of its significant suppliers or key customers do not successfully achieve Year 2000 compliance, WESCO's business or operations could be adversely affected.

FORWARD-LOOKING STATEMENTS

From time to time in this report and in other written reports and oral statements, references are made to expectations regarding future performance of WESCO. When used in this context, the words "anticipates," "plans," "believes," "estimates," "intends," "expects," "projects" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. Such statements including, but not limited to, WESCO's statements regarding its business strategy, growth strategy, growth trends in the industry and various markets, acquisitions, international expansion, productivity and profitability enhancement, new product and service introductions and liquidity and capital resources are based on management's beliefs, as well as on assumptions made by, and information currently available to, management, and involve various risks and uncertainties, certain of which are beyond WESCO's control. WESCO's actual results could differ materially from those expressed in any forward-looking statement made by or on behalf of WESCO. These and other risks are set forth in WESCO's Registration Statement on Form S-4 (File No. 333-43225). In light of these risks and uncertainties there can be no assurance that the forward-looking information will in fact prove to be accurate. Factors that might cause actual results to differ from such forward-looking statements include, but are not limited to, general domestic and global economic conditions, competition, and customer demands. WESCO has undertaken no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.


                                       13
                                    -------
                                     WESCO

PART II  OTHER INFORMATION
Item 6   Exhibits and Reports on Form 8-K

EXHIBITS   Exhibit 27, Financial Data Schedule, is filed herewith.

Copies of this Exhibit may be retrieved electronically at the Securities and Exchange Commission's home page at www.sec.gov. Exhibits will also be furnished without charge by writing to Steven A. Burleson, Vice President, Controller, WESCO at Commerce Court, Four Station Square, Suite 700, Pittsburgh, Pennsylvania 15219. Requests may also be directed to (412) 454-2500.


REPORTS ON FORM 8-K

On September 24, 1998, WESCO filed a Current Report on Form 8-K, dated September 11, 1998, pursuant to Item 2 to report it acquired substantially all of the assets and assumed substantially all the liabilities and obligations relating to the operations of Bruckner Supply Company, Inc.





                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on September 24, 1998, on its behalf by the undersigned thereunto duly authorized.


                                     WESCO International, Inc. and Subsidiaries

                                     By: /s/ David F. McAnally
                                        ----------------------------------------
                                             David F. McAnally
                                             Executive Vice President, Treasurer
                                             (principal financial officer)

                                       14
                                    -------
                                     WESCO

                                  EXHIBIT INDEX



  EXHIBIT
   NUMBER        DESCRIPTION
-------------------------------------------------------------------------------

   27            Financial Data Schedule


                                       15
                                    -------
                                     WESCO