Form 10-Q
period 1998-09-30
WESCO INTERNATIONAL INC
filed 1998-11-13
CIK 929008

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

                For the quarterly period ended SEPTEMBER 30, 1998

                        Commission file number 333-43225


                            WESCO INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)




                 DELAWARE                                 25-1723345
       (State or other jurisdiction            (IRS Employer Identification No.)
     of incorporation or organization)

                 COMMERCE COURT
         FOUR STATION SQUARE, SUITE 700
         PITTSBURGH, PENNSYLVANIA 15219                          (412) 454-2254
    (Address of principal executive offices)   (Registrant's telephone number, including area code)

                                       N/A
          (Former name or former address, if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for at least the past 90 days. Yes  X   No    .
                                                ---     ---

As of September 30, 1998, WESCO International, Inc. had 517,626 shares and 80,504 shares of Class A and Class B of its common stock outstanding, respectively.


================================================================================

                                TABLE OF CONTENTS




                                                                                             Page
----------------------------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

       ITEM 1.  Financial Statements
                   Condensed Consolidated Balance Sheets as of September 30, 1998
                      (unaudited) and December 31, 1997                                         2
                   Unaudited Condensed Consolidated Statements of Operations for
                      the three months and nine months ended September 30, 1998
                      and 1997                                                                  3
                   Unaudited Condensed Consolidated Statements of Cash Flows
                      for the nine months ended September 30, 1998 and 1997                     4
                   Unaudited Notes to Condensed Consolidated Financial
                      Statements                                                                5

        ITEM 2  Management's Discussion and Analysis of Financial Condition and
                   Results of Operations                                                        9

        ITEM 3  Quantitative and Qualitative Disclosures About Market Risk                     13


PART II - OTHER INFORMATION

        ITEM 6  Exhibits and Reports on Form 8-K                                               15

                Signatures                                                                     15

----------------------------------------------------------------------------------------------------



                                       1
                                   ---------
                                     WESCO

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                          SEPTEMBER 30    DECEMBER 31
Dollars in thousands, except par values                                                           1998           1997
-----------------------------------------------------------------------------------------------------------------------
                                                                                            (unaudited)
                                     ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                                      $25,579         $7,620
Trade accounts receivable, net of allowance for doubtful accounts of
   $7,798 and $10,814, in 1998 and 1997, respectively                                          194,483        351,170
Other accounts receivable                                                                       19,218         17,261
Inventories                                                                                    334,449        299,406
Income taxes receivable                                                                         15,166          3,405
Prepaid expenses and other current assets                                                        2,439          3,699
Deferred income taxes                                                                           41,338         14,277
                                                                                            ---------------------------
     Total current assets                                                                      632,672        696,838

Property, buildings and equipment, net                                                         101,483         95,082
Trademarks, net of accumulated amortization of $732
   and $586, in 1998 and 1997, respectively                                                      3,262          3,408
Goodwill, net of accumulated amortization of $7,130
   and $4,522, in 1998 and 1997, respectively                                                  189,069         65,923
Other assets                                                                                    25,871          9,609
                                                                                            ---------------------------
     Total assets                                                                             $952,357       $870,860
                                                                                            ===========================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                                              $382,646       $311,796
Accrued payroll and benefit costs                                                               17,770         27,694
Current portion of long-term debt                                                               16,884            891
Restructuring reserve                                                                            4,424          3,982
Other current liabilities                                                                       22,850         16,172
                                                                                            ---------------------------
     Total current liabilities                                                                 444,574        360,535

Long-term debt                                                                                 578,761        294,275
Other noncurrent liabilities                                                                     6,299          5,875
Deferred income taxes                                                                           18,734         16,662
                                                                                            ---------------------------
     Total liabilities                                                                       1,048,368        677,347

Redeemable Class A common stock, $.01 par value; 82,840 and 89,306 shares issued and outstanding, in 1998 and 1997, respectively, and options
   (redemption value of redeemable common stock and vested options of
   $110,944 and $68,597, in 1998 and 1997, respectively)                                        24,403          8,978

STOCKHOLDERS' EQUITY:
Class A common stock, $.01 par value; 2,000,000 authorized, 434,786 and
   933,280 shares issued and outstanding, in 1998 and 1997, respectively                             6              9
Class B nonvoting convertible common stock, $.01 par value; 2,000,000
   shares authorized, 80,504 issued and outstanding in 1998                                         --             --
Additional capital                                                                             324,210         93,319
Retained (deficit) earnings                                                                   (443,449)        89,366
Common stock to be issued under option                                                              --          2,500
Accumulated other comprehensive loss                                                            (1,181)          (659)
                                                                                            ---------------------------
     Total stockholders' equity                                                               (120,414)       184,535
                                                                                            ---------------------------
     Total liabilities and stockholders' equity                                               $952,357       $870,860
                                                                                            ===========================

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                                        2
                                   ----------
                                      WESCO

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                            THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                               SEPTEMBER 30                     SEPTEMBER 30
In thousands                                                                1998            1997             1998            1997
-----------------------------------------------------------------------------------------------------------------------------------

Sales, net                                                              $777,701        $679,991       $2,219,456      $1,916,144
Cost of goods sold                                                       639,847         559,078        1,821,616       1,576,193
                                                                      -------------------------------------------------------------
   Gross profit                                                          137,854         120,913          397,840         339,951

Selling, general and administrative expenses                             105,697          94,656          310,804         272,493
Depreciation and amortization                                              3,851           2,814           10,179           8,381
Recapitalization costs                                                        --              --           51,800              --
                                                                      -------------------------------------------------------------
   Income from operations                                                 28,306          23,443           25,057          59,077

Interest expense, net                                                     13,119           5,236           29,599          14,945
Other expenses                                                             3,674              --            6,244              --
                                                                      -------------------------------------------------------------
   Income (loss) before income taxes                                      11,513          18,207          (10,786)         44,132

Provision (benefit) for income taxes                                     (14,925)          7,218          (27,618)         17,525
                                                                      -------------------------------------------------------------
   Net income                                                            $26,438         $10,989          $16,832         $26,607
                                                                      =============================================================

          The accompanying notes are an integral part of the condensed consolidated financial statements.


                                       3
                                   ----------
                                     WESCO

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                           NINE MONTHS ENDED
                                                                                             SEPTEMBER 30
In thousands                                                                              1998           1997
----------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES:
Net income                                                                             $16,832        $26,607
Adjustments to reconcile net income to net cash provided by
     operating activities:
     Recapitalization costs                                                             40,500             --
     Depreciation and amortization                                                      10,179          8,381
     Amortization of debt issuance costs and interest rate caps                          1,276            204
     Deferred income taxes                                                             (24,989)            --
     Changes in assets and liabilities, excluding the effects of acquisitions:
         Sale of trade accounts receivable                                             274,245             --
         Trade and other receivables                                                   (33,728)       (42,280)
         Inventories                                                                     1,280        (38,034)
         Prepaid and other current assets                                                1,709         (1,853)
         Other assets                                                                   (5,883)        (2,633)
         Accounts payable                                                               22,878         44,211
         Accrued payroll and benefit costs                                             (10,224)        (6,006)
         Restructuring reserve                                                          (2,936)          (230)
         Other current and noncurrent liabilities                                        5,569          5,277
                                                                                    ----------------------------
              Net cash provided (used) by operating activities                         296,708         (6,356)

INVESTING ACTIVITIES:
Capital expenditures                                                                    (9,420)        (8,202)
Proceeds from the sale of property, buildings and equipment                              1,189          1,299
Acquisitions, net of cash acquired                                                    (163,960)       (13,914)
                                                                                    ----------------------------
              Net cash used by investing activities                                   (172,191)       (20,817)

FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt                                               935,311        415,494
Debt issuance costs                                                                    (10,570)          (319)
Repayments of long-term debt                                                          (685,067)      (367,023)
Recapitalization costs                                                                 (27,674)            --
Repurchase of common stock and options                                                (654,462)          (325)
Proceeds from issuance of common stock                                                 330,098             --
Proceeds from contributed capital                                                        5,806             --
                                                                                    ----------------------------
              Net cash (used) provided by financing activities                        (106,558)        47,827
                                                                                    ----------------------------

     Net change in cash and cash equivalents                                            17,959         20,654
     Cash and cash equivalents at the beginning of period                                7,620             --
                                                                                    ----------------------------
     Cash and cash equivalents at the end of period                                    $25,579        $20,654
                                                                                    ============================

          The accompanying notes are an integral part of the condensed consolidated financial statements.


                                       4
                                   ----------
                                     WESCO

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

Subsequent to the completion in June 1998 of a leveraged recapitalization (see
Note 3), WESCO was 88.7% owned by an investor group led by affiliates of The Cypress Group L.L.C. ("Cypress") with the remaining interest held by members of WESCO's management.

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

The unaudited condensed consolidated balance sheet as of September 30, 1998, the unaudited condensed consolidated statements of operations for the three months and nine months ended September 30, 1998 and 1997, and the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 1998 and 1997, in the opinion of management, have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of the results of the interim periods. All adjustments reflected in the condensed consolidated financial statements are of a normal recurring nature. Results for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

ASSET SECURITIZATIONS WESCO accounts for the securitization of accounts receivable in accordance with Statement of Financial Accounting Standards No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125"). At the time the receivables are sold, the balances are removed from the balance sheet and the related financial assets controlled are measured at fair value. SFAS No. 125 also requires retained interests in the transferred assets be measured by allocating the previous carrying amount between the assets sold and retained interests, if any, based on their relative fair values at the date of transfer.

RECENT ACCOUNTING PRONOUNCEMENTS In June 1998, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement is effective in fiscal years beginning after June 15, 1999, although early adoption is permitted. This Statement requires the recognition of the fair value of any derivative financial instrument on the balance sheet. Changes in fair value of the derivative and, in certain instances, changes in the fair value of an underlying hedged asset or liability, are recognized through either income or as a component of other comprehensive income. Management does not expect this Statement will have a material impact on the results of operation or financial position of WESCO.

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


                                       5
                                   ----------
                                     WESCO

4.   ACCOUNTS RECEIVABLE SECURITIZATION

WESCO and certain of its subsidiaries entered into a "Receivables Facility" with a financial institution and a multi-seller asset-backed commercial paper issuer whereby it sells on a continuous basis an undivided interest in all eligible accounts receivable while maintaining a subordinated interest in a portion of the receivables. Pursuant to the Receivables Facility, WESCO formed WESCO Receivables Corp., a wholly-owned, special purpose subsidiary ("SPC"). SPC was formed to purchase, on a revolving basis and not to exceed $300 million, trade accounts receivables generated by certain subsidiaries of WESCO. WESCO may, under certain circumstances, increase the size of the Receivables Facility when the amount of eligible trade accounts receivables exceeds $300 million. The SPC will transfer to a trust all the receivables and the commercial paper issuer will provide financing to the SPC, which in turn will use such financing to pay a portion of the purchase price of the receivables.

As of September 30, 1998, securitized trade accounts receivable totaled approximately $371 million, of which the subordinated retained interest was approximately $94 million. Accordingly, approximately $277 million of accounts receivable balances were removed from the consolidated balance sheet. Net proceeds from the transaction totaled $274 million. Proceeds from securitized receivables were used primarily to complete the recapitalization discussed in
Note 3 and for general working capital needs. WESCO incurred costs associated with the Receivables Facility of $6.2 million, which principally includes the discount and loss on the sale of such receivables, partially offset by servicing revenue associated with the transaction. This amount is recorded as "other expenses" in the Statement of Operations.

5.   ACQUISITIONS

During the first nine months of 1998, the following acquisitions ("1998 Acquisitions") were completed:

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

   The aggregate purchase price of the Avon, Brown and Reily acquisitions was $110.3 million resulting in goodwill of $34.0 million.

   On September 11, 1998, WESCO acquired substantially all the assets and assumed substantially all liabilities and obligations relating to the operations of Bruckner Supply Company, Inc. ("Bruckner"), a privately owned company headquartered in Port Washington, New York. Bruckner is a provider of integrated supply procurement and outsourcing activities for large industrial companies. Net sales totaled approximately $222 million in 1997.

   The Bruckner purchase price at closing was $99.1 million, consisting of $72.5 million in cash and a noninterest bearing convertible note discounted to a value of $26.6 million for financial reporting purposes, resulting in goodwill of $88.0 million which is being amortized over 35 years. The purchase price allocation is preliminary and is subject to valuation and other studies that have not been completed.

   The Bruckner purchase agreement also provides for certain post-closing adjustments, which would be made in the fourth quarter of 1998, and for additional contingent consideration, not to exceed $130 million, to be paid based on a multiple of increases in earnings before interest, taxes, depreciation and amortization of Bruckner with respect to calendar year 1998 and future years through 2004.

The 1998 Acquisitions were accounted for under the purchase method of accounting and, accordingly, the results of operations of the respective companies are included in WESCO's consolidated financial statements prospectively from the date of acquisition.

In accordance with the requirements of the Securities and Exchange Commission, WESCO has filed pro forma financial information with respect to the Bruckner acquisition.

6.   LONG TERM DEBT

The following table sets forth WESCO's outstanding indebtedness.

                                    SEPTEMBER 30    DECEMBER 31
In thousands                                1998           1997
----------------------------------------------------------------
Term loans                              $169,750             --
Revolving facility                        42,298             --
Old revolving facility                        --       $226,145
Senior subordinated notes (1)            288,908             --
Senior discount notes (2)                 50,631             --
Mortgage notes (3)                            --         65,291
Other (4)                                 44,058          3,730
                                      --------------------------
                                         595,645        295,166
Less current portion                     (16,884)          (891)
                                      --------------------------
   Total                                $578,761       $294,275
----------------------------------------------------------------

(1)      Net of original issue and purchase discount of $11,092
(2)      Net of original issue and purchase discount of $36,421
(3)      Net of original issue discount of $16,601
(4)      Net of original issue discount of $3,379

The term loans and revolving facility borrowings were made pursuant to a credit agreement ("Credit Agreement") entered into by and between WESCO and certain financial institutions.

                                       6
                                   ----------
                                     WESCO

The Credit Agreement provides for three term loan facilities in an aggregate principal amount of $270 million, consisting of Tranche A, Tranche B and a Delayed Draw Term Loan Facility, and a $100 million revolving credit facility. Tranche A provides for aggregate borrowings of $80 million, Tranche B provides for aggregate borrowings of $90 million and the Delayed Draw Term Loan Facility provides for up to $100 million aggregate principal. The term loan facilities mature in various periods from 2004 through 2006. The revolving credit facility provides for up to $100 million of revolving credit denominated in U.S. dollars or Canadian dollars. The maximum Canadian sublimit is approximately $46 million. The revolving credit facility matures in 2004. At September 30, 1998, the aggregate outstanding term loans and revolving facility borrowings totaled $212.0 million.

Borrowings under the Credit Agreement are collateralized by substantially all the assets of WESCO and bear rates of interest equal to various indices, at WESCO's option, such as LIBOR, prime rate or the Federal Funds rate, plus a borrowing margin based on WESCO's financial performance. At September 30, 1998, the interest rate on Tranche A and Tranche B was LIBOR (or 5.625%) plus 2.25% and LIBOR plus 2.50%, respectively.

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

At September 30, 1998, the weighted-average rate of interest on all indebtedness was approximately 8.64%. Aggregate principal repayment requirements for all indebtedness for 1998 and the next five years is as follows:

In thousands
----------------------------------------------------------------
For the year ending December 31
   1998                                                 $1,298
   1999                                                 19,620
   2000                                                 38,980
   2001                                                 13,071
   2002                                                 16,530
   2003                                                 51,412
----------------------------------------------------------------

The credit agreements contain various restrictive covenants that, among other things, impose limitations on (i) dividend payments or certain other restricted payments or investments; (ii) the incurrence of additional indebtedness and guarantees or issuance of additional stock; (iii) creation of liens; (iv) mergers, consolidation or sales of substantially all of WESCO's assets (v) certain transactions among affiliates; (vi) payments by certain subsidiaries to Holdings; (vii) capital expenditures. In addition, the agreements require
WESCO to meet certain leverage, working capital and interest coverage ratios.

7.   STOCK OPTION PLAN

In the third quarter of 1998, the Board of Directors approved the 1998 Stock Option Plan (the "Plan"). Participation in the Plan is limited to executive and senior officers and certain other key employees of WESCO. The Plan covers a maximum of 62,000 shares of Class A common stock. The exercise price per share is determined by the Board of Directors, but will not be less than the estimated fair market value, as defined by the Plan, on the grant date. Options granted will vest and will become exercisable based on the passage of time or based on WESCO achieving certain financial performance criteria over five years, except in the event of a change in control. Each option terminates on the tenth anniversary of its grant date unless terminated sooner under certain conditions.

The Plan requires Holdings to repurchase the exercisable portion of the options held by an employee if the employee dies, is disabled or terminated without cause during the term of employment. This repurchase right terminates upon consummation of an initial public equity offering of Holdings' Class A common stock. Since the triggering event requiring the repurchase is considered remote, Holdings accounts for the Plan as a fixed Plan and accordingly no compensation expense has been recorded.


                                       7
                                   ----------
                                     WESCO

8.   INCOME TAXES

For the first nine months of 1998, income tax benefits totaled $27.6 million and for the same period of 1997, income tax expense totaled $17.5 million, respectively. For the three months ended September 30, 1998 income tax benefits totaled $14.9 million and for the three months ended September 30, 1997, income tax expense totaled $7.9 million.

The effective tax rate for the first three months and nine months of 1998 was 129.5% and 256.2%, respectively. In the same periods of 1997, the effective tax rates were 39.6% and 39.7%, respectively. The effective tax rates for each interim period reflect management's estimate of the expected rate for the full year. The higher effective rate in 1998 was attributable to the proportion of certain nondeductible recapitalization costs and other nondeductible permanent differences relative to expected levels of operating income.

9.   COMPREHENSIVE INCOME

Comprehensive income and its components was as follows:

In thousands                                   1998       1997
----------------------------------------------------------------
For the three months ended September 30
   Net income                               $26,438    $10,989
   Foreign currency translation
      adjustment                               (245)       (20)
                                           ---------------------
      Comprehensive income                  $26,193    $10,969
----------------------------------------------------------------

For the nine months ended September 30
   Net income                               $16,832    $26,607
   Foreign currency translation
      adjustment                               (522)       (85)
                                           ---------------------
      Comprehensive income                  $16,310    $26,522
----------------------------------------------------------------


10.  CASH FLOW STATEMENT

Supplemental cash flow information with respect to acquisitions was as follows:

In thousands
Nine Months Ended September 30               1998        1997
----------------------------------------------------------------
Details of acquisitions
   Fair value of assets acquired         $265,766     $21,498
   Fair value of liabilities assumed      (55,564)     (5,334)
   Notes issued to seller                 (46,242)     (2,250)
                                        ------------------------
Cash paid for acquisitions               $163,960     $13,914
----------------------------------------------------------------

Noncash transactions not reflected in the Statement of Cash Flows for the nine months ended September 30, 1998, consisted of the effects of the sale of an equity interest in an operating division and the conversion of $1.6 million of notes payable to common stock.

11.  OTHER FINANCIAL INFORMATION

In June 1998, WESCO Distribution, Inc. issued $300 million of 9-1/8% Senior Subordinated Notes. The Senior Subordinated Notes are fully and unconditionally guaranteed by Holdings on a subordinated basis to all existing and future senior indebtedness of Holdings. Summarized financial information for WESCO Distribution, Inc. is as follows:

BALANCE SHEET DATA

                                                  SEPTEMBER 30
In thousands                                              1998
--------------------------------------------------------------
Current assets                                        $632,672
Noncurrent assets                                      319,685
Current liabilities                                    444,574
Long-term debt                                         528,130
Other noncurrent liabilities                            25,033
Total liabilities and stockholder's equity             952,357
----------------------------------------------------------------

STATEMENT OF OPERATIONS DATA

                                     THREE MONTHS   NINE MONTHS
                                         ENDED         ENDED
                                     SEPTEMBER 30   SEPTEMBER 30
In thousands                             1998          1998
----------------------------------------------------------------
Sales, net                             $777,701     $2,219,456
Gross profit                            137,854        397,840
Income from operations                   28,306         25,057
Net income                               27,874         18,751
----------------------------------------------------------------


Prior to the June 5, 1998 issuance of the Senior Discount Notes, the financial information of WESCO Distribution, Inc. was identical to that of Holdings presented herein.




                                       8
                                   ----------
                                     WESCO

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

OVERVIEW

WESCO International, Inc. ("Holdings") and its subsidiaries (collectively, "WESCO") believes it is the second largest electrical wholesale distributor in North America, with over 325 branches located in 48 states and nine Canadian provinces. WESCO sells over 210,000 products, sourced from over 6,000 suppliers, to more than 130,000 customers. WESCO complements its product offerings with a range of services and procurement solutions.

RECENT DEVELOPMENTS

During the past nine months, WESCO completed several strategic initiatives that affected the reported results of operations and financial position of WESCO, including:

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

   ACQUISITIONS During the first nine months of 1998, WESCO completed four acquisitions for an aggregate purchase price of $209.4 million. Acquisitions completed in the first nine months of 1998 were:

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

      On September 11, 1998, WESCO acquired or assumed substantially all assets and liabilities relating to the operations of Bruckner Supply Company, Inc. ("Bruckner"), a provider of integrated supply procurement services for large industrial companies. Bruckner's annual revenues approximated $222 million and $145 million in 1997 and 1996, respectively. The purchase price paid at closing was $99.1 million, consisting of $72.5 million in cash and a convertible note payable discounted to a value of $26.6 million. The purchase agreement also provides for certain post-closing adjustments, which would be made in the fourth quarter of 1998, and for additional contingent consideration, not to exceed a maximum of $130 million, to be paid based on a multiple of increases in Bruckner's annual earnings before interest, taxes, depreciation and amortization with respect to calendar year 1998 and future years through 2004.

   The acquisitions were accounted for under the purchase method of accounting and, therefore, the results of operations of the respective companies are included in WESCO's consolidated financial statements prospectively from the date of acquisition.


RESULTS OF OPERATIONS

                 THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED
                   WITH THREE MONTHS ENDED SEPTEMBER 30, 1997

The following table sets forth certain summarized information with respect to WESCO's results of operations for the periods indicated:

SUMMARY RESULTS OF OPERATIONS

Dollars in millions
Three Months Ended September 30             1998        1997
----------------------------------------------------------------
Sales, net                                  $777.7      $680.0
Gross profit                                 137.9       120.9
Gross profit margin                           17.7%       17.8%

Operating income                             $28.3       $23.4
Net income                                    26.4        11.0
EBITDA (1)                                    32.2        26.3
----------------------------------------------------------------

(1) Earnings before interest, taxes, depreciation, amortization, recapitalization costs and net losses on accounts receivable securitization

For the 1998 third quarter, net income totaled $26.4 million compared with $11.0 million in the year-earlier period. The results for the current period included income tax benefits of $14.9 million. EBITDA increased 22.4% to $32.2 million for the third quarter of 1998 compared to $26.3 million in the same period of 1997. EBITDA is an alternative measure of


                                       9
                                   ----------
                                     WESCO
operating performance considered by certain investors and differs from measures determined in accordance with generally accepted accounting principles. Since EBITDA is not calculated identically by all companies, the presentation set forth herein may not be comparable to other companies.

SALES AND PROFIT MARGINS

Dollars in millions
Three Months Ended September 30     1998       1997      CHANGE
----------------------------------------------------------------
Sales, net                          $777.7     $680.0    14.4%
Cost of sales                        639.8      559.1    14.4
                                   -------------------
   Gross profit                     $137.9     $120.9    14.1

Gross profit margin                   17.7%      17.8%
----------------------------------------------------------------

NET SALES For the third quarter of 1998, net sales increased 14.4%, or $97.7 million, to $777.7 million compared with $680.0 million in the same period of 1997. The increase was due to sales attributable to companies acquired in the first nine months of 1998.

GROSS PROFIT Gross profit for the third quarter of 1998 totaled $137.9 million compared with $120.9 million in the year-earlier period. The increase of $17.0 million, or 14.1%, was primarily due to higher sales volume from both acquisitions and existing operations. Gross profit as a percentage of net sales declined slightly to 17.7% in the third quarter 1998 from 17.8% in the same period of 1997. The slight decline in the gross profit margin was primarily due to lower margins inherent with the Bruckner division sales and the integrated supply business.

OPERATING EXPENSES

Dollars in millions
Three Months Ended September 30      1998      1997      CHANGE
----------------------------------------------------------------
SG&A                                 $105.7    $94.7     11.6%
Depreciation and amortization           3.9      2.8     39.3
                                   ------------------
   Total operating expenses          $109.6    $97.5     12.4
----------------------------------------------------------------

Operating expenses for the third quarter of 1998 increased $12.1 million and SG&A expenses increased $11.0 million. The increases were primarily due to expenses associated with the companies acquired in 1998. As a percent of net sales, SG&A expenses declined to 13.6% compared with 13.9% a year ago, reflecting cost containment initiatives. Depreciation and amortization increased due to amortization of goodwill on recent acquisitions.


INTEREST AND OTHER EXPENSES Interest expense totaled $13.1 million, an increase of $7.9 million in the period-to-period comparison. The increase was primarily due to the higher levels of borrowings associated with acquisitions and the recapitalization. As a result of the June 1998 recapitalization, management expects interest expense in subsequent periods to be higher compared to the same periods in 1997.

Other expense totaled $3.7 million in the third quarter of 1998 reflecting losses associated with the sale of accounts receivable.

INCOME TAXES For the third quarter of 1998, WESCO recorded income tax benefits of $14.9 million compared with income tax expense of $7.2 million in the year-earlier period. The effective tax rate increased to 129.5% compared with 39.6% in the year-earlier period. The higher effective rate in 1998 was attributable to the proportion of certain nondeductible recapitalization costs and other nondeductible permanent differences relative to expected levels of operating income.


                  NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED
                    WITH NINE MONTHS ENDED SEPTEMBER 30, 1997

The following table sets forth certain summarized information with respect to WESCO's results of operations for the periods indicated:

SUMMARY RESULTS OF OPERATIONS

Dollars in millions
Nine Months Ended September 30              1998        1997
----------------------------------------------------------------
Sales, net                                $2,219.5    $1,916.1
Gross profit                                 397.8       340.0
Gross profit margin                           17.9%       17.7%

Recapitalization costs                       $51.8          --
Operating income                              25.1       $59.1
Net income                                    16.8        26.6
EBITDA (1)                                    87.0        67.5
----------------------------------------------------------------

(1) Earnings before interest, taxes, depreciation, amortization, recapitalization costs and net losses on accounts receivable securitization

WESCO's net income totaled $16.8 million for the first nine months of 1998 and $26.6 million in the year-earlier period. The comparability of results was affected by a one-time, pre-tax charge of $51.8 million related to costs associated with the recapitalization and $6.2 million of net losses on the sale of accounts receivable. Partially offsetting these charges were income tax benefits of $27.6 million.

Excluding the recapitalization charge and losses on the accounts receivable securitization, EBITDA increased 28.9% to $87.0 million for the first nine months of 1998 compared to $67.5 million in the same period of 1997.


                                       10
                                   ----------
                                     WESCO

SALES AND PROFIT MARGINS

Dollars in millions
Nine Months Ended September 30       1998        1997    CHANGE
----------------------------------------------------------------
Sales, net                         $2,219.5    $1,916.1   15.8%
Cost of sales                       1,821.7     1,576.1   15.6
                                  ---------------------
   Gross profit                      $397.8      $340.0   17.0

Gross profit margin                    17.9%       17.7%
----------------------------------------------------------------

NET SALES For the first nine months of 1998, net sales increased 15.8%, or $303.4 million, to $2.2 billion. The increase was primarily due to $213.1 million of net sales contributed by companies acquired in the first nine months of 1998 as well as sales from existing operations.

GROSS PROFIT Gross profit for the first nine months of 1998 totaled $397.8 million compared with $340.0 million in the year-earlier period. The increase of $57.8 million, or 17.0%, was primarily due to higher sales volume from both acquisitions and existing operations. Gross profit as a percentage of net sales increased in the comparison to 17.9% from 17.7%. The increase in gross profit margin was primarily due to the increase in higher margin stock sales, higher margin sales associated with acquired companies and other initiatives to improve gross margins.

OPERATING EXPENSES

Dollars in millions
Nine Months Ended September 30         1998      1997     CHANGE
-----------------------------------------------------------------
Selling, general and administrative
   (SG&A)                              $310.7    $272.5   14.0%
Depreciation and amortization            10.2       8.4   21.4
Recapitalization costs                   51.8        --     --
                                    -------------------
   Total operating expenses            $372.7    $280.9   32.7
-----------------------------------------------------------------

Operating expenses for the first nine months of 1998 increased $91.8 million primarily due to $51.8 million in one-time costs associated with the June 1998 recapitalization and operating expenses of purchased businesses. Excluding the one-time recapitalization costs, operating expenses increased $40.0 million, or 14.2%. This increase was primarily attributable to businesses acquired in 1998 and the remainder was due to increased operating costs associated with revenue growth.

Selling, general and administrative ("SG&A") expenses for the first nine months of 1998 totaled $310.7 million compared with $272.5 million a year ago. The increase was primarily due to expenses associated with companies acquired in 1998. As a percent of net sales, SG&A expenses declined to 14.0% compared with 14.2% a year ago, reflecting cost containment initiatives. Depreciation and amortization increased $1.8 million primarily due to amortization of goodwill recorded in connection with the 1998 Acquisitions.

In connection with the recapitalization completed in June 1998, WESCO recorded a one-time charge of $51.8 million primarily related to various financing expenses, professional and legal fees and management compensation costs.

INTEREST AND OTHER EXPENSES Interest expense totaled $29.6 million, an increase of $14.7 million in the period-to-period comparison. The increase was primarily due to the higher levels of borrowings associated with acquisitions and the recapitalization. As a result of the June 1998 recapitalization, management expects interest expense in subsequent periods to be higher compared to the same periods in 1997.

Other expenses totaled $6.2 million in the first nine months of 1998, reflecting net losses on the securitization of $277 million of accounts receivable.

INCOME TAXES For the first nine months of 1998, WESCO recorded income tax benefits of $27.6 million compared with tax expense of $17.5 million in the year-earlier period. The effective tax rate increased to 256.2% compared with 39.7% in the year-earlier period. The effective tax rate for each interim period reflects management's estimate of the expected rate for the full year. The higher effective rate in 1998 was attributable to the proportion of certain nondeductible recapitalization costs and other nondeductible permanent differences relative to expected levels of operating income.



                                       11
                                   ----------
                                      WESCO

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES Total assets were $952 million at September 30, 1998 and $871 million at December 31, 1997. Cash and cash equivalents increased $18 million to $26 million at September 30, 1998, and adjusted working capital (defined as trade accounts receivable plus inventories less accounts payable) was $146 million and $339 million at September 30, 1998 and December 31, 1997, respectively. In addition, stockholders' equity was a deficit of $120 million at September 30, 1998 compared with total stockholders' equity of $185 million at December 31, 1997. The changes in these categories, as well as long-term debt discussed below, reflect the effects of the cash equity contribution, repurchase of stock, debt refinancing, and sale of accounts receivable completed in connection with the recapitalization.

As a result of the recapitalization completed in June 1998, WESCO has increased its debt as set forth below.

                                    SEPTEMBER 30   DECEMBER 31
In thousands                                1998          1997
----------------------------------------------------------------
Term loans                              $169,750             --
Revolving facility                        42,298             --
Old revolving facility                        --       $226,145
Senior subordinated notes (1)            288,908             --
Senior discount notes (2)                 50,631             --
Mortgage notes (3)                            --         65,291
Other (4)                                 44,058          3,730
                                      --------------------------
                                         595,645        295,166
   Less current portion                  (16,884)          (891)
                                      --------------------------
      Total                             $578,761       $294,275
----------------------------------------------------------------

(1)      Net of original issue and purchase discount of $11,092
(2)      Net of original issue and purchase discount of $36,421
(3)      Net of original issue discount of $16,601
(4)      Net of original issue discount of $3,379

The Term Loans and Revolving Facility borrowings were made pursuant to a credit agreement ("Credit Agreement") entered into by and between WESCO, certain of its subsidiaries and certain financial institutions. The Credit Agreement provides for three term loan facilities consisting of Tranche A, Tranche B and a Delayed Draw Term Loan Facility, and a $100 million revolving credit facility. Tranche A provides for aggregate borrowings of $80 million, Tranche B provides for aggregate borrowings of $90 million and the Delayed Draw Term Loan Facility provides for up to $100 million aggregate principal. Borrowings under the Credit Agreement bear rates of interest equal to various indices, at WESCO's option, such as LIBOR, prime rate or the Federal Funds rate, plus a borrowing margin based on WESCO's financial performance. At September 30, 1998, the interest rate on Tranche A and Tranche B was LIBOR (or 5.625%) plus 2.25% and LIBOR plus 2.50%, respectively.

Term Loan principal repayments are $250 thousand in the fourth quarter of 1998, and $4.5 million, $8.5 million, $12.5 million, $16.5 million and $20.5 million in each of the next five years beginning in 1999.

The Revolving Facility, which matures in 2004, provides for up to $100 million of revolving credit denominated in U.S. dollars or Canadian dollars. The maximum Canadian sublimit is approximately $46 million. At September 30, 1998, approximately $42.3 million was outstanding under the Revolving Facility.

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

The Senior Discount Notes, issued by Holdings, have an aggregate principal amount of $87 million. The notes were issued with an OID of $36.5 million that is being accreted over the period ending June 1, 2003. Beginning June 1, 2003, interest accrues at 11-1/8% payable semiannually on June 1 and December 1. Approximately $30.9 million of the notes must be redeemed on June 1, 2003. The remaining notes are due June 1, 2008 and are redeemable at the option of WESCO, in whole or in part, at any time after June 1, 2003 at certain specified prices. Prior to June 1, 2003, the notes may be redeemed in certain specified instances at certain specified prices.

At September 30, 1998, the weighted-average rate of interest on all indebtedness was 8.64%.

An analysis of cash flows for the first nine months of 1998 and 1997 follows:

   OPERATING ACTIVITIES For the first nine months of 1998, cash provided by operating activities totaled $296.7 million compared to cash used by operating activities of $6.4 million for the year-earlier period. Cash provided by operations in the first nine months of 1998 included proceeds of $274.2 million from the sale of accounts receivable. Excluding these transactions, operating activities provided $22.5 million. On this basis, the period-to-period variance in operating cash flow was primarily due to higher operating income before recapitalization costs and changes in working capital.

   INVESTING ACTIVITIES Net cash used in investing activities was $172.2 million for the first nine months of 1998, compared to $20.8 million for the same period in 1997, primarily reflecting an increase in investments in businesses acquired in the current period.


                                       12
                                   ----------
                                      WESCO

   FINANCING ACTIVITIES Cash used for financing activities totaled $106.6 million for the first nine months of 1998 compared to $47.8 million provided by financing activities in the same period a year ago, primarily reflecting the recapitalization completed in June 1998 and borrowings for acquisitions and other general business purposes.

WESCO's liquidity needs arise from seasonal working capital requirements, capital expenditures, debt service obligations and acquisitions. In addition, in connection with its acquisition of Bruckner, WESCO agreed to pay additional contingent consideration, not to exceed an aggregate of $130 million, based on a multiple of increases in Bruckner's EBITDA with respect to calendar year 1998 and future annual periods through 2004.

In addition to operations and the Credit Agreement, liquidity is provided by WESCO's "Receivables Facility", an agreement between WESCO, a financial institution and a multi-seller asset-backed commercial paper issuer. Pursuant to the Receivables Facility, WESCO formed a wholly-owned, special purpose subsidiary ("SPC") to purchase, on a revolving basis and not to exceed $300 million, trade accounts receivables generated by certain subsidiaries of WESCO. WESCO may, under certain circumstances, increase the size of the Receivables Facility when the amount of eligible trade accounts receivables exceeds $300 million. The SPC's purchase of the receivables is financed by the commercial paper issuer.

Management believes that cash generated from operations, together with amounts available under the Credit Agreement and the receivables securitization facility, will be sufficient to meet WESCO's working capital, capital expenditure and other cash needs, including financing for acquisitions, in the foreseeable future. There can be no assurance, however, that this will be the case. Management may consider other options available to them in connection with future liquidity needs, including the issuance of additional debt and equity securities.

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

YEAR 2000

The Year 2000 issue concerns the ability or inability of automated applications to properly process date-dependent processes, calculations, and information by misinterpreting the year. With respect to WESCO, the Year 2000 issue may potentially impact business-critical computerized applications related to, among others, customer sales, service and invoicing, purchasing, inventory management, payroll, financing, and financial accounting and reporting. In addition, other non business-critical systems and services may also be affected.

WESCO has developed and implemented an internal project team composed of information systems, operations, finance and executive personnel to (i) assess the readiness of WESCO's systems, vendors and suppliers, third-party service providers, customers and financial institutions; (ii) develop remediation action plans for systems that may not be Year 2000 compliant; and (iii) develop contingency plans in the event systems and services are not compliant.

WESCO has completed the readiness assessment phase of the project which consisted of a detailed assessment and testing of substantially all internal computer systems, surveys of significant vendors and suppliers, service providers and customers. WESCO has received, or is seeking, documentation from external parties indicating their Year 2000 readiness.

Over the past three years, WESCO has invested approximately $5 million in new information systems to support the growth and diversity of its business. In addition to meeting this objective, Year 2000 compliance was also achieved in certain systems. Non-Year 2000 compliant systems and processes critical to WESCO's business are either being replaced or corrected through program changes, application upgrades or replacement. WESCO expects to have substantially completed required the remediation efforts by July 1999.

The project team is also developing or enhancing contingency plans to minimize the potential adverse effect the Year 2000 issue could have on WESCO in the event business-critical systems and processes fail to be compliant.

Costs specifically associated with modifying systems for Year 2000 compliance are expensed as incurred. Through September 30, 1998, such costs totaled approximately $1.0 million. Costs to be incurred in the remainder of 1998 and 1999 to address Year 2000 problems are estimated to be $2.2 million. Such costs do not include normal system upgrades and replacements.

WESCO's expectations of the Year 2000 issue are subject to numerous risks and uncertainties including, among others, its ability to identify timely all affected business-critical systems, and the readiness of service providers, vendors and suppliers, its financial institutions, and significant customers. If WESCO is unsuccessful in identifying or correcting business-critical systems and processes affected by the Year 2000 issue, or if


                                       13
                                   ----------
                                      WESCO
service providers, vendors and suppliers, its financial institutions, and significant customers are adversely affected by the Year 2000 issue, WESCO's results of operations or financial condition could be materially impacted.

FORWARD-LOOKING STATEMENTS

From time to time in this report and in other written reports and oral statements, references are made to expectations regarding future performance of WESCO. When used in this context, the words "anticipates," "plans," "believes," "estimates," "intends," "expects," "projects" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. Such statements including, but not limited to, WESCO's statements regarding its business strategy, growth strategy, growth trends in the industry and various markets, acquisitions, international expansion, productivity and profitability enhancement, new product and service introductions, the Year 2000 issue, liquidity and capital resources are based on management's beliefs, as well as on assumptions made by, and information currently available to, management, and involve various risks and uncertainties, certain of which are beyond WESCO's control. WESCO's actual results could differ materially from those expressed in any forward-looking statement made by or on behalf of WESCO. These and other risks are set forth in WESCO's Registration Statement on Form S-4 (File No. 333-43225). In light of these risks and uncertainties there can be no assurance that the forward-looking information will in fact prove to be accurate. Factors that might cause actual results to differ from such forward-looking statements include, but are not limited to, general domestic and global economic conditions, competition, and customer demands. WESCO has undertaken no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.



                                       14
                                   ----------
                                      WESCO

PART II  OTHER INFORMATION
Item 6   Exhibits and Reports on Form 8-K

EXHIBITS The following exhibits are filed herewith.

   10.01      WESCO International, Inc. 1998 Stock Option Plan
   10.02      Form of Management Stock Option Agreement
   27         Financial Data Schedule

Copies of this Exhibit may be retrieved electronically at the Securities and Exchange Commission's home page at www.sec.gov. Exhibits will also be furnished without charge by writing to Steven A. Burleson, Vice President, Chief Financial Officer and Treasurer, Commerce Court, Four Station Square, Suite 700, Pittsburgh, Pennsylvania 15219. Requests may also be directed to (412) 454-2500.

REPORTS ON FORM 8-K

On September 24, 1998, WESCO filed a Current Report on Form 8-K, dated September 11, 1998, pursuant to Item 2 to report it acquired substantially all of the assets and assumed substantially all the liabilities and obligations relating to the operations of Bruckner Supply Company, Inc.

On November 13, 1998, WESCO filed a Form 8-K/A amending the Form 8-K dated September 11, 1998 to provide financial statement and pro forma financial information with respect to the Bruckner acquisition.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on November 13, 1998, on its behalf by the undersigned thereunto duly authorized.

                                WESCO International, Inc. and Subsidiaries

                                By:   /s/ Steven A. Burleson
                                      ----------------------------------------
                                          Steven A. Burleson
                                          Vice President, Chief Financial
                                            Officer and Treasurer




                                       15
                                   ----------
                                      WESCO

                                  EXHIBIT INDEX



EXHIBIT
NUMBER             DESCRIPTION
--------------------------------------------------------------------------------

   10.01           WESCO International, Inc. 1998 Stock Option Plan
   10.02           Form of Management Stock Option Agreement
   27              Financial Data Schedule


                                       16
                                   ----------
                                      WESCO