Form 10-K405
period 1998-12-31
WESCO INTERNATIONAL INC
filed 1999-03-30
CIK 929008

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)
       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                        COMMISSION FILE NUMBER 333-43225

                           WESCO INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

                      DELAWARE                                                  25-1723345
           (State or other jurisdiction of                                   (I.R.S. Employer
           incorporation or organization)                                  Identification No.)

                   COMMERCE COURT                                                 15219
           FOUR STATION SQUARE, SUITE 700                                       (Zip Code)
              PITTSBURGH, PENNSYLVANIA
      (Address of principal executive offices)

                                 (412) 454-2254
              (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for at least the past 90 days.   Yes  X   No __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   X

     As of February 27, 1999, 520,964 shares of Class A Common Stock, par value $.01 per share ("Common Stock") and 80,504 shares of Class B Common Stock, par value $.01 per share ("Class B Common Stock") of the registrant were issued and outstanding. There is no public market for the registrant's Common Stock or Class B Common Stock. Substantially all of the Common Stock and Class B Common Stock is held by affiliates of the registrant.

                   DOCUMENTS INCORPORATED BY REFERENCE: None

                           WESCO INTERNATIONAL, INC.

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                     PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................   11
Item 3.   Legal Proceedings...........................................   11
Item 4.   Submission of Matters to a Vote of Security Holders.........   11

                                    PART II
Item 5.   Market for Registrant's Common Stock and Related Shareholder
            Matters...................................................   11
Item 6.   Selected Financial Data.....................................   12
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................   14
Item 7A.  Quantitative and Qualitative Disclosures About Market
            Risks.....................................................   22
Item 8.   Financial Statements and Supplementary Data.................   22
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosures.................................   22

                                    PART III
Item 10.  Directors and Executive Officers of the Registrant..........   23
Item 11.  Executive Compensation......................................   25
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................   34
Item 13.  Certain Relationships and Related Transactions..............   35

                                    PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
            8-K.......................................................   37

                                     PART I

ITEM 1. BUSINESS.

     In this Annual Report on Form 10-K, "WESCO" refers to WESCO International, Inc., and its subsidiaries and its predecessors unless the context otherwise requires. References to "we," "us," "our" and the "Company" refer to WESCO and its subsidiaries. Our subsidiaries include WESCO Distribution, Inc. ("WESCO Distribution") and WESCO Distribution -- Canada, Inc. ("WESCO Canada"), both of which are wholly-owned by WESCO. We acquired our business, formerly the Westinghouse Electric Supply division (the "Predecessor"), from Westinghouse Electric Corporation, now know as CBS Corporation ("Westinghouse") in February 1994. In June 1998, we completed a recapitalization (the "Recapitalization"), as more fully described in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

OVERVIEW

     With sales of over $3 billion in 1998, we are a leading provider of electrical products and other industrial MRO supplies and services in North America. We are the second largest distributor in the $72 billion U.S. electrical distribution industry, which has grown at a compounded annual rate of 7% over the last 15 years. We are also a provider of Integrated Supply services. Our Integrated Supply solutions and outsourcing services fulfill all of a customer's industrial MRO procurement needs through a highly automated, proprietary electronic procurement and inventory replenishment system. Demand for Integrated Supply services has increased approximately 90% annually since 1994, and the total U.S. market potential, measured as all purchases of industrial MRO supplies and services, is estimated to be $250 billion.

     We have over 330 branches and five distribution centers located in 48 states, nine Canadian provinces, Puerto Rico, Guam, Mexico, the United Kingdom and Singapore. We serve over 130,000 customers worldwide, offering over 1,000,000 products from over 23,000 suppliers. Our diverse customer base includes a wide variety of industrial companies; contractors for industrial, commercial, and residential projects; utility companies; and commercial, institutional and governmental customers.

     We have acquired 18 companies since August 1995, representing annual sales of over $1.1 billion. Combining strong internal growth with acquisitions, our sales and EBITDA increased at a compounded annual growth rate ("CAGR") of over 16% and over 42%, respectively, since 1994.

INDUSTRY OVERVIEW

  Electrical Distribution

     With 1998 sales estimated at $72 billion, the U.S. industry is large and growing. The industry is also stable with compounded annual growth of 7% since 1982, and it is projected to grow another 7% in 1999. The U.S. electrical distribution industry is also highly fragmented. In 1997, the latest year for which data is available, the four national distributors, including WESCO, accounted for less than 15% of estimated total industry sales.

  Integrated Supply

     Demand for Integrated Supply services is growing rapidly, as more companies realize they can lower costs by outsourcing their MRO procurement and related services. Since the customers' costs of procuring MRO supplies can be over 50% of the cost of the products, such improvements can be significant. The total market for MRO industrial supplies is approximately $250 billion. Within that market, Integrated Supply is projected to grow from approximately $5 billion in sales from 1997 to $11 billion in 2000, or 30% per year.

OUR BUSINESS STRATEGY

     Our objective is to be the leading provider of electrical products and other MRO supplies and services to companies in North America and selected international markets. In achieving this leadership position, our goal is to grow earnings at a faster rate than sales by focusing on continuous productivity improvement. Our growth strategy leverages our existing strengths and focuses on developing new initiatives and programs.

     ENHANCE OUR LEADERSHIP POSITION IN ELECTRICAL DISTRIBUTION. We are the second largest electrical distributor in the U.S. and, through our value-added products and services, we believe we have become the industry leader in serving several important and growing markets. We intend to leverage our extensive market presence and brand equity in the WESCO name to further our leadership position in electrical distribution.

     GROW NATIONAL PROGRAMS. Since 1994, revenue from our National Accounts program has increased in excess of 20% annually. We will continue to invest in the expansion of this program. Through our National Accounts program, we coordinate electrical MRO procurement and purchasing activities primarily for large industrial companies across multiple locations. We have well established relationships with over 300 companies, providing us with a recurring base of revenue through multi-year agreements.

     EXTEND OUR POSITION IN INTEGRATED SUPPLY. We intend to build upon our existing position as a provider of Integrated Supply services for MRO goods and services in the United States. Our Integrated Supply and outsourcing services replace the traditional multi-vendor, resource-intensive procurement process with a single fully automated process capable of managing all MRO and related service requirements. Our solutions range from just-in-time fulfillment to taking over the entire procurement function. We believe we are advantaged as an Integrated Supply provider due to our national branch system and low cost structure. Our customers include some of the largest industrial companies in the United States.

     GAIN SHARE IN KEY LOCAL MARKETS. Significant opportunities exist to gain local market share, since many local markets are highly fragmented. We intend to increase our market share in key geographic markets through a combination of increased sales and marketing efforts at existing branches, acquisitions to expand our product and customer base and new branch openings.

     ACTIVELY PURSUE STRATEGIC ACQUISITIONS. We have completed 18 acquisitions since August 1995, which represent annual sales of over $1.1 billion. We believe that the highly fragmented nature of the electrical and industrial MRO distribution industry will provide us with a significant number of acquisition opportunities. We utilize a disciplined approach toward acquisitions which includes well defined strategic criteria and established targets for return on investment and earnings accretion.

     LEVERAGE OUR E-COMMERCE AND INFORMATION SYSTEM CAPABILITIES. We conduct a significant amount of business electronically. For example, 95% of our Integrated Supply transactions are completed through EDI. We will continue to make significant investments in information technology in order to conduct more business electronically. Our e-commerce applications, including EDI, the internet, CD-ROM catalogs and direct customer access, create tighter linkages with both customers and suppliers and provide low cost, highly functional processing of a full range of business transactions.

     CONTINUE TO IMPROVE PROFIT MARGINS. We have more than doubled our EBITDA margins since 1994 and are committed to seeking continuous improvement in productivity and profitability. We operate with one of the lowest cost structures in our industry and will utilize this low cost advantage to continue to offer our customers competitive pricing while improving our overall profitability.

     EXPAND OUR INTERNATIONAL OPERATIONS. Our international sales, the majority of which are in Canada, accounted for 10% of sales in 1998. We believe that there is significant additional demand for our products and services outside the U.S. and Canada. Many of our multinational domestic customers are seeking distribution, Integrated Supply and project management solutions globally.

ACQUISITION AND INTEGRATION PROGRAM

     Our strategic acquisition program is an important element in our objective to be the leader in the markets we serve. Our philosophy towards growth includes a continuous evaluation to determine whether a particular opportunity, capability, or customer need is best developed internally or purchased through a strategic acquisition. We believe that the highly fragmented nature of the electrical distribution industry will continue to provide us with a significant number of acquisition opportunities. We continue to evaluate potential acquisitions, including those in the electrical distribution industry, the Integrated Supply market and other non-electrical distributors that would complement our customers' overall supply needs. We have completed 18 acquisitions representing total annual sales of over $1.1 billion.

                           WESCO ACQUISITION HISTORY
                             (DOLLARS IN MILLIONS)

YEAR                         ACQUISITIONS    BRANCH LOCATIONS    ANNUAL SALES(1)
----                         ------------    ----------------    ----------------
1995.......................        2                 2                $   47
1996.......................        7                67                   418
1997.......................        2                 9                    52
1998.......................        6                21                   608
1999 to date...............        1                 3                    25
                                  --               ---                ------
     Total:................       18               102                $1,150

        ---------------------------------

        (1) Represents our estimate of annual sales of acquired businesses at the time of acquisition, based on our review of internal and/or audited statements of the acquired business.

     Our business development department consists of a dedicated team of professionals who locate, evaluate, and negotiate all aspects of any acquisition, with particular emphasis on compatibility of management philosophy and strategic fit. Since 1995 we have considered over 250 potential acquisitions. We initially evaluate potential acquisitions based on their ability to:

     - better serve our existing customers;
     - offer expansion into key growth markets;
     - add new product or service capabilities;
     - support new National Account customers; and
     - strengthen relationships with important manufacturers.

PRODUCTS AND SERVICES

     PRODUCTS. Our network of branches and distribution centers stock over 215,000 product stock keeping units ("SKUs"). Each branch tailors its inventory to meet the needs of the customers in its local market, typically stocking approximately 4,000 to 8,000 SKUs. Our Integrated Supply business allows our customers to access over 1,000,000 products for direct shipment.

     Representative products that we sell include:

     - Supplies: Fuses, terminals, connectors, boxes, fittings, tools, lugs, tape and other MRO supplies
     - Distribution Equipment: Circuit breakers, transformers, switchboards, panelboards and busway
     - Lighting: Lamps (light bulbs), fixtures and ballasts
     - Wire and Conduit: Wire, cable, metallic and non-metallic conduit

     - Control, Automation and Motors: Motor control devices, drives, programmable logic controllers, pushbuttons and operator interfaces
     - Data Communications: Premise wiring, patch panels, terminals, connectors

     We purchase products from a diverse group of over 23,000 suppliers. In 1998, the ten largest suppliers accounted for approximately 38% of our purchases. The largest of these was Eaton Corporation, through its Cutler-Hammer division, accounting for approximately 15% of total purchases. No other supplier accounted for more than 6%.

     Our supplier relationships are important to us, providing access to a wide range of products, technical training and sales and marketing support. We have preferred supplier agreements with approximately 150 of our suppliers and purchase approximately 60% of our stock inventory pursuant to these agreements. Consistent with industry practice, most of our agreements with suppliers, including both distribution agreements and preferred supplier agreements, are terminable by either party on no more than 60 days notice. See "Business -- Risk Factors and Cautionary Statements -- Maintenance of Our Product Supply Present Certain Risks."

     SERVICES. In conjunction with product sales, we offer customers a wide range of services and procurement solutions that draw on our product and supply management expertise and systems capabilities. These services include National Accounts programs, Integrated Supply programs and Major Project programs. We are responding to the needs of our customers, particularly those in processing and manufacturing industries. To more efficiently manage the MRO process on behalf of our customers, we offer a range of supply management services, including:

     - outsourcing of the entire MRO purchasing process;
     - providing manufacturing process improvements using state-of-the-art automated solutions;
     - implementing inventory optimization programs;
     - participating in joint cost savings teams;
     - assigning our employees as on-site support personnel;
     - recommending energy-efficient product upgrades; and
     - offering safety and product training for customer employees.

     NATIONAL ACCOUNTS PROGRAMS. The typical National Accounts customer is a Fortune 500 industrial company, a large utility or other major customer, in each case with multiple locations. Our National Accounts programs provide customers with total supply chain cost reductions by coordinating purchasing activity for MRO supplies across multiple locations. Comprehensive implementation plans establish jointly-managed teams at the local and national level to prioritize activities, identify key performance measures and track progress against objectives. We involve our preferred suppliers early in the implementation process, where they can contribute expertise and product knowledge to accelerate program implementation and the achievement of cost savings and process improvements.

     INTEGRATED SUPPLY PROGRAMS. Our Integrated Supply programs offer customers a variety of services to support their objectives for improved supply chain management. We integrate our personnel, product and distribution expertise, electronic technologies and service capabilities with the customer's own internal resources to meet particular service requirements. Each Integrated Supply program is uniquely configured to deliver a significant reduction in the number of MRO suppliers, reduce total procurement costs, improve operating controls and lower administrative expenses. Our solutions range from just-in-time fulfillment to taking over the entire procurement function for all indirect purchases. We believe that customers will increasingly seek to utilize us as an "integrator," responsible for selecting and managing the supply of a wide range of MRO and OEM products.

     MAJOR PROJECTS. We have established a Major Projects Group, comprised of our most experienced personnel, which focuses on serving the complex needs of the top 50 U.S. electrical contractors on a multi-regional basis. These contractors typically specialize in building industrial sites, water treatment plants, airport expansions, healthcare facilities, correctional institutions and new sports stadiums.

MARKETS AND CUSTOMERS

     We have a large base of approximately 130,000 customers diversified across our principal markets. With no customer accounting for more than 3% of 1998 sales, we are not dependent on any single customer.

     INDUSTRIAL CUSTOMERS. Sales to industrial customers, which include numerous manufacturing and process industries, and original equipment manufacturers ("OEMs") accounted for approximately 40% of our sales in 1998.

     MRO products are needed to maintain and upgrade the electrical and communications networks at all industrial sites. Expenditures are greatest in the heavy process industries, such as pulp and paper and petrochemical. Typically, electrical MRO is the first or second ranked product category by purchase value for total MRO requirements for an industrial site. Other MRO product categories include, among other things, lubricants; pipe, valves and fittings; fasteners; and power transmission products.

     OEM customers incorporate electrical components and assemblies into their own products. OEMs typically require a reliable, high volume supply of a narrow range of electrical items. Customers in this segment are particularly service and price sensitive due to the volume and the critical nature of the product used, and they also expect value-added services such as design and technical support, just-in-time supply and electronic commerce.

     ELECTRICAL CONTRACTORS. Sales to electrical contractors accounted for approximately 39% of our sales in 1998. These customers range from large contractors for major industrial and commercial projects, the customer types we principally serve, to small residential contractors which represent a small portion of our sales. Electrical products purchased by contractors typically account for approximately 40% to 50% of the total installed project cost, and, therefore, accurate cost estimates and competitive material costs are critical to a contractor's success in obtaining profitable projects.

     UTILITIES. Sales to utilities accounted for approximately 15% of our sales in 1998. This market includes large investor-owned utilities, rural electric cooperatives and municipal power authorities. We provide our utility customers with an extensive range of supplies to meet their MRO and capital projects needs. Integrated Supply arrangements are also important in this market as cost pressures and deregulation cause utility customers to streamline procurement practices.

     COMMERCIAL, INSTITUTIONAL AND GOVERNMENTAL CUSTOMERS. Sales to CIG customers accounted for approximately 5% of our sales in 1998. This fragmented market includes schools, hospitals, property management firms, retailers and government agencies of all types. Through a recent acquisition, we now have a platform to sell integrated lighting control and distribution equipment in a single package for multi-site specialty retailers, restaurant chains and department stores.

DISTRIBUTION NETWORK

     BRANCH NETWORK. We have over 330 branches, of which approximately 275 are located in the U.S., approximately 50 are located in Canada and the remainder are located in Puerto Rico, Mexico, Guam, Singapore and the United Kingdom. Over the last three years we have opened approximately 15 branches per year, principally to service National Accounts customers. In addition to consolidations in connection with acquisitions, we occasionally close or consolidate existing branch locations to improve operating efficiency.

     DISTRIBUTION CENTERS. To support our branch network, we have five distribution centers located near Pittsburgh, Pennsylvania, serving the Northeast and Midwest U.S.; near Reno, Nevada, serving the

Western U.S.; near Memphis, Tennessee, serving the Southeast and Central U.S.; near Montreal, Quebec, serving Eastern and Central Canada; and near Vancouver, British Columbia, serving Western Canada. Our distribution centers provide our branches and customers with a combination of a broad and deep selection of inventory, on-line ordering, same day shipment and central order handling and fulfillment.

SALES ORGANIZATION

     GENERAL SALES FORCE. Our general sales force is based at the local branches and comprises approximately 2,200 of our employees, almost half of whom are outside sales representatives and the remainder are inside sales personnel. Outside sales representatives, who have an average of more than eight years of experience with us, are paid under a compensation structure which is heavily weighted towards commissions. They are responsible for making direct customer calls, performing on-site technical support, generating new customer relations and developing existing territories. The inside sales force is a key point of contact for responding to routine customer inquiries such as price and availability requests and for entering and tracking orders.

     NATIONAL ACCOUNTS. Our National Accounts sales force is comprised of an experienced group of sales executives who negotiate and administer contracts, coordinate branch participation and identify sales and service opportunities. National Accounts managers' efforts are aligned by targeted customer industries, including automotive, pulp and paper, petrochemical, steel, mining and food processing.

     DATA COMMUNICATIONS. Sales of data communications products are supported by a dedicated group of outside and inside sales representatives who focus primarily on the premise wiring systems market. This team is supported by additional resources in the purchasing, inventory management, product training, product management and regional sales areas. We also operate a training facility where customers and the general sales force can receive industry-recognized certification in data communications product installation.

     MAJOR PROJECTS. Since 1995 our group of experienced sales managers target, on a national basis, the market for large construction projects with electrical material valued in excess of $1 million. Through the Major Projects Group, we can meet the needs of contractors for complex construction projects such as new sports stadiums, industrial sites, water treatment plants, airport expansions, healthcare facilities and correctional institutions.

     E-COMMERCE. We have recently entered into a strategic alliance with Datastream Systems, Inc. to unite their customer base, the largest in the maintenance software market, with our nationwide distribution network. The initiative is part of Datastream's overall electronic commerce effort, called e-MRO(SM), which enables customers to search, select and purchase from a broad selection of MRO supplies through the Internet.

INTERNATIONAL OPERATIONS

     To serve the Canadian market, we operate a network of approximately 50 branches in nine provinces. Branch operations are supported by two distribution centers located near Montreal and Vancouver. With sales of approximately US$272 million, Canada represented 9% of our total sales in 1998. The Canadian market for electrical distribution is considerably smaller than the U.S. market, with roughly US$2.4 billion in total sales in 1997, according to industry sources.

     We sell internationally through domestic export sales offices located within North America and sales offices in international locations. We have recently opened offices in Aberdeen, Scotland and London, England to support our sales efforts in Europe, Africa and the former Soviet Union, and an office in Singapore to support our sales in Asia. We also recently opened two branches in the Mexico City area.

MANAGEMENT INFORMATION SYSTEMS

     Our corporate information system, WESCOM, provides processing for a full range of our business operations, such as customer service, inventory and logistics management, accounting and administrative support. The system has been upgraded with decision support, executive information system analysis and retrieval capabilities to provide detailed income statement and balance sheet variance and trend reporting at the branch level. The system also provides activity-based costing capabilities for analyzing profitability by customer, sales representative and shipment type. Sales and margin trends and variances can be analyzed by branch, customer, product category, supplier or account representative.

     The WESCOM system is fully distributed within WESCO, and every branch (other than EESCO and certain newly acquired branches) utilizes its own computer system to support local business activities. Telecommunication links through a central system give each branch access to information on inventory status in our distribution centers as well as other branches and an increasing number of on-line suppliers. We are developing an upgraded version of the WESCOM system to be released in 1999. This new version, WESNET, will link all branch operations through an intranet technology. EESCO operates its own system which is linked to our central system. We intend to integrate EESCO into the WESNET system over the next 12 months which is expected to reduce costs associated with operating dual systems.

     We routinely process customer orders, shipping notices, suppliers purchase orders, and funds transfer via EDI transactions with our trading partners. Our electronic commerce strategy calls for tighter linkages to both customers and suppliers through greater use of technological advances, including Internet and CD-ROM catalogs, bar-coding, enhanced EDI and other innovative improvements.

     Our Integrated Supply services are supported by our proprietary procurement and inventory management systems. These systems provide a fully integrated, flexible supply chain platform that currently handles over 95% of our Integrated Supply customers' transactions electronically. Our configuration options for a customer range from on-line linkages to the customer's business and purchasing systems, to total replacement of a customer's procurement and inventory management system for MRO supplies.

COMPETITION

     We compete directly with national, regional and local providers of electrical and other industrial MRO supplies. Competition is primarily focused on the local service area, and is generally based on product line breadth, product availability, service capabilities and price. Another source of competition is buying groups formed by smaller distributors to increase purchasing power and provide some cooperative marketing capability. While increased buying power may improve the competitive position of buying groups locally, we believe these groups have not been able to compete effectively with us for National Accounts customers due to the difficulty in coordinating a diverse ownership group.

EMPLOYEES

     As of December 31, 1998, we had approximately 5,450 employees worldwide, of which approximately 4,700 were located in the U.S. and approximately 750 in Canada and our other foreign locations. Less than 5% of our employees are represented by unions. We believe our labor relations are generally good.

INTELLECTUAL PROPERTY

     Our trade and service mark, composed of the words "WESCO the extra effort people(R)," together with the running man design, is registered in the United States Patent and Trademark Office, the Canadian Trademark Office and the Mexican Instituto de la Propriedad Industrial.

ENVIRONMENTAL MATTERS

     We believe that we are in compliance in all material respects with applicable environmental laws. There are no significant capital expenditures for environmental control matters either estimated in the current year or expected in the near future. See "Risk Factors -- Our Operations Are Subject to Certain Environmental Risks."

FORWARD LOOKING INFORMATION

     This Annual Report on Form 10-K contains various "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve certain unknown risks and uncertainties, including, among others, those discussed under the caption "Risk Factors and Cautionary Statements" below. When used in this Annual Report on Form 10-K, the words "anticipates," "plans," "believes," "estimates," "intends," "expects," "projects" and similar expressions may identify forward-looking statements, although not all forward-looking statements contain such words. Such statements, including, but not limited to, our statements regarding business strategy, growth strategy, productivity and profitability enhancement, new product and service introductions and liquidity and capital resources are based on management's beliefs, as well as on assumptions made by, and information currently available to, management, and involve various risks and uncertainties, certain of which are beyond our control. Our actual results could differ materially from those expressed in any forward-looking statement made by or on our behalf. In light of these risks and uncertainties there can be no assurance that the forward-looking information will in fact prove to be accurate. We have undertaken no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

RISK FACTORS AND CAUTIONARY STATEMENTS

     WE OPERATE IN A COMPETITIVE INDUSTRY. The distribution industry for electrical products and other industrial MRO supplies and services is very competitive. We compete directly with national and regional broad-based companies, niche companies carrying only specialized products, and small, local companies with one or a few locations. Another source of competition in this industry is buying groups formed by smaller distributors to increase purchasing power and provide some cooperative marketing capability. Outside this industry, manufacturers employ, and may increase the use of, direct sales representatives. In addition, some manufacturers with sufficient size, geographic scope and financial and marketing resources may be in a position to offer customers their national accounts services. Finally, the development of alternative distribution channels, such as internet-based catalogs, do-it-yourself retail outlets, or a shift to direct sales and service by manufacturers, could have a material adverse effect on our markets and, as a result, our operating performance.

     Some of our existing competitors have, and new market entrants may have, greater financial and marketing resources than we do. To the extent existing or future competitors seek to gain or retain market share by reducing prices, we may be required to lower our prices, thereby adversely affecting financial results. Existing or future competitors also may seek to compete with us for acquisitions, which could have the effect of increasing the price and reducing the number of suitable acquisitions. In addition, it is possible that competitive pressures resulting from the industry trend toward consolidation could affect growth and profit margins. See "Business -- Competition."

     WE HAVE A SUBSTANTIAL AMOUNT OF DEBT WHICH IMPOSES CERTAIN RESTRICTIONS. We had $595.8 million of indebtedness as of December 31, 1998. Accordingly, we have significant debt service obligations. We may incur additional indebtedness in the future to fund our growth strategy and for general corporate purposes, subject to certain limitations contained in the instruments governing our indebtedness.

     Our debt agreements contain numerous financial and operating covenants that limit our discretion with respect to certain business matters. These covenants place significant restrictions on, among other things, our ability to incur additional indebtedness, to pay dividends and other distributions, to repay our obligations, to enter into sale and leaseback transactions, to create liens or other encumbrances, to make certain payments and investments, to engage in certain transactions with affiliates, to sell or otherwise dispose of assets and to merge or consolidate with other entities and will otherwise restrict corporate activities.

     Our debt agreements also require that we meet certain financial ratios and tests. Our ability to comply with these and other provisions may be affected by changes in economic or business conditions or other events beyond our control. A failure to comply with our debt obligations could result in an event of default which could result in acceleration of the related debt and the acceleration of debt under other instruments evidencing indebtedness that may contain cross-acceleration or cross-default provisions. If outstanding debt were to be accelerated, there can be no assurance that our assets would be sufficient to repay in full such indebtedness. Our obligations under the bank credit facilities are collateralized by a first priority pledge of and security interest in substantially all of our assets, except for accounts receivable which are subject to our Receivables Facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources."

     WE ARE SUBJECT TO RISKS ASSOCIATED WITH GENERAL ECONOMIC CONDITIONS. Changes in economic conditions outside our control, including international, national, regional and local declines in industrial and construction activity, can affect projected growth rates and our operating results may be adversely affected. Increases in interest rates may lead to a decline in economic activity and may also result in higher interest payments under our bank credit facilities. In addition, during periods of reduced economic activity our credit losses could increase significantly. Adverse economic conditions or cyclical trends in certain customer markets could have a material adverse effect on our operating results and financial condition.

     OUR GROWTH STRATEGY INVOLVES CERTAIN RISKS. A principal component of our strategy is to continue to expand through additional acquisitions that complement our operations in new or existing markets. Our acquisitions will involve risks, including the successful integration and management of acquired operations and personnel. The integration of acquired businesses may also lead to the loss of key employees of the acquired companies and diversion of management attention from ongoing business concerns. We cannot assure that we will be able to identify businesses that meet our strategic criteria and acquire them on satisfactory price and other terms, or that we will have sufficient capital resources to realize our acquisition strategy. Future acquisitions may not prove advantageous and could have a material adverse effect on our operating results. We are also building our international presence. Significant expansion into international markets could involve risks relating to operating in foreign countries, including those relating to currency exchange rates, new and different legal, tax, accounting and regulatory requirements. See
"Business -- Acquisition and Integration Programs" and "--International Operations."

     Depending on the size and number of future acquisitions, we may require additional funding. Future acquisitions could be financed by internally generated cash flow or additional indebtedness, including increased borrowings under our bank credit facilities or the issuance of debt or equity securities. Our high degree of debt, among other things, could constrain our ability to obtain financing. We cannot assure that adequate funding will be available, or if available, will be on terms satisfactory to us. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources," and "Business -- Our Business Strategy," and "-- Acquisition and Integration Programs."

     MAINTENANCE OF OUR PRODUCT SUPPLY PRESENTS CERTAIN RISKS. Consistent with industry practice, most of our agreements with suppliers (including both distribution agreements and preferred supplier agreements) are generally terminable by either party on no more than 60 days notice. Our ten largest suppliers in 1998 accounted for approximately 38% of our purchases for the period. The largest supplier was Eaton Corporation, through its Cutler-Hammer division, accounting for approximately 15% of our purchases. The loss of, or a substantial decrease in the availability of, products from any of these suppliers, or the loss of key preferred supplier agreements, could have a material adverse effect on our business. In addition, supply interruptions could arise from shortages of raw materials, labor disputes or weather conditions affecting products or shipments, transportation disruptions or other reasons beyond our control. An interruption of operations at any of our five distribution centers could have a material adverse effect on the operations of branches served by the affected distribution center. Furthermore, we cannot assure that particular products, or product lines, will be available to us, or available in quantities sufficient to meet customer demand. This limited product access could put us at a competitive disadvantage. See "Business -- Products and Services" and "Business -- Distribution Network."

     OUR SUCCESS IS DEPENDENT ON OUR INFORMATION SYSTEMS AND OUR YEAR 2000 COMPLIANCE. We believe that our computer systems are an integral part of our business and growth strategies. We depend on our information systems to process orders, manage inventory and accounts receivable collections, purchase products, ship products to our customers on a timely basis, maintain cost-effective operations and provide superior service to our customers. Although we believe that we have the appropriate disaster recovery plans in place, we cannot assure that a serious disruption in the operation of our information systems will not occur. Any such disruption could have a material adverse effect on our business and results of operations. See "Business -- Management Information Systems."

     The Year 2000 issue concerns the ability of automated applications to process date-dependent processes, calculations, and information by properly interpreting the year. With respect to WESCO, the Year 2000 issue may potentially impact business-critical computerized applications related to, among others, customer sales, service and invoicing, purchasing, inventory management, payroll, financing, and financial accounting and reporting. In addition, other non business-critical systems and services may also be affected.

     Year 2000 compliance has already been achieved in certain systems. Other systems and processes critical to our business which are not Year 2000 compliant are either being replaced or corrected through program changes, application upgrades or replacement. We expect to have substantially completed required remediation efforts by July 1999. Our project team is also developing or enhancing contingency plans to minimize the potential adverse effect the Year 2000 issue could have on WESCO in the event business-critical systems and processes fail to be compliant.

     Our expectations of the Year 2000 issue are subject to numerous risks and uncertainties, including, among others, our ability to timely identify all affected business-critical systems, and the readiness of service providers, vendors and suppliers, our financial institutions, and significant customers. If we are unsuccessful in identifying or correcting business-critical systems and processes affected by the Year 2000 issue, or if our service providers, vendors and suppliers, our financial institutions, and significant customers are adversely affected by the Year 2000 issue, our results of operations or financial condition could be materially impacted. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year 2000."

     OUR OPERATIONS ARE SUBJECT TO ENVIRONMENT RISKS. Our facilities and operations are subject to federal, state and local laws and regulations relating to environmental protection ("Environmental Laws") and human health and safety. Some of these laws and regulations may impose strict, joint and several liability on certain persons for the cost of investigation or remediation of contaminated properties. These persons may include present or future owners and operators of properties, and persons that arranged for the disposal of hazardous substances. In addition, the disposal of certain products distributed by us, such as ballasts, fluorescent lighting and batteries, must comply with Environmental

Laws. Our owned and leased real property may carry with it certain liabilities under Environmental Laws.

     OUR CONTROLLING STOCKHOLDERS CAN EXERCISE SIGNIFICANT INFLUENCE OVER OUR AFFAIRS. As of December 31, 1998, approximately 56% of the issued and outstanding shares of Common Stock are held by The Cypress Group L.L.C. ("Cypress") and its affiliates. Accordingly, Cypress and its affiliates can exercise significant influence over our affairs, including the election of our directors, appointment of our management and approval of actions requiring the approval of our stockholders, including the adoption of amendments to our certificate of incorporation and approval of mergers or sales of substantially all of our assets. See "Directors and Executive Officers of the Registrant," "Security Ownership of Certain Beneficial Owners and Management," and "Certain Relationships and Related Transactions."

ITEM 2.  PROPERTIES.

     We have over 330 branches, of which approximately 275 are located in the U.S., approximately 50 are located in Canada and the remainder are located in Puerto Rico, Mexico, Guam, Singapore and the United Kingdom. Approximately 30% of branches are owned facilities, and the remainder are leased.

     The following table summarizes our distribution centers:

LOCATION                                           SQUARE FEET      LEASED/OWNED
--------                                           -----------    ----------------
Warrendale, PA...................................    252,700      Owned and Leased
Sparks, NV.......................................    195,800      Leased
Byhalia, MS......................................    148,000      Owned
Dorval, QE.......................................     97,000      Leased
Burnaby, BC......................................     34,300      Owned

     We also lease our 60,400 square foot headquarters in Pittsburgh, Pennsylvania. We do not regard the real property associated with any single branch location as material to our operations. We believe our facilities are in good operating condition.

ITEM 3.  LEGAL PROCEEDINGS.

     We are party to routine litigation incidental to our business. We do not believe that any legal proceedings to which we are a party or to which any of our property is subject will have a material adverse effect on our financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

     There is no established public trading market for the registrant's Common Stock or Class B Common Stock.

ITEM 6. SELECTED FINANCIAL DATA.

                    (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

                                                   TEN
                                                  MONTHS
                                                  ENDED
                                               DECEMBER 31,                 YEAR ENDED DECEMBER 31,
                                               ------------    --------------------------------------------------
                                                 1994(1)          1995          1996          1997         1998
                                               ------------    ----------    ----------    ----------    --------
INCOME STATEMENT DATA:
Sales, net...................................   $ 1,398.5      $  1,857.0    $  2,274.6    $  2,594.8    $3,025.4
Gross profit.................................       230.0           321.0         405.0         463.9       537.6
Selling, general and administrative
  expenses...................................       197.7           258.0         326.0         372.5       415.0
Depreciation and amortization................         7.5             7.3          10.8          11.3        14.8
Recapitalization costs.......................          --              --            --            --        51.8(2)
                                                ---------      ----------    ----------    ----------    --------
Income from operations.......................        24.8            55.7          68.2          80.1        56.0
Interest expense, net........................        17.6            15.8          17.4          20.1        45.1
Other expense................................          --              --            --            --        10.1(3)
                                                ---------      ----------    ----------    ----------    --------
Income before income taxes...................         7.2            39.9          50.8          60.0         0.8
Provision for income taxes...................         3.6            14.8          18.3          23.8         8.5(4)
                                                ---------      ----------    ----------    ----------    --------
Income (loss) before and extraordinary
  charge, net of taxes.......................         3.6            25.1          32.5          36.2        (7.7)
Extraordinary charge, net of applicable
  taxes......................................          --             8.1(5)         --            --          --
                                                ---------      ----------    ----------    ----------    --------
Net income (loss)............................   $     3.6      $     17.0    $     32.5    $     36.2    $   (7.7)(2)
Earnings (loss) per common share (6)
    Basic before extraordinary change, net of
      taxes..................................   $    3.71      $    25.11    $    31.97    $    35.48    $  (9.93)
    Basic....................................        3.71           17.05         31.97         35.48       (9.93)
    Diluted before extraordinary charge, net
      of taxes...............................        3.68           23.86         29.47         31.52       (9.93)
    Diluted..................................        3.68           16.20         29.47         31.52       (9.93)
Weighted average common shares outstanding
    Basic....................................     970,637       1,000,735     1,015,238     1,021,282     779,440
    Diluted..................................     979,165       1,053,344     1,101,573     1,153,617     779,440
OTHER FINANCIAL DATA:
EBITDA (7)...................................   $    32.3      $     63.0    $     79.0    $     91.4    $  122.6
Capital expenditures.........................         1.7             6.5           9.3          11.6        10.7
Net cash provided by (used for) operating
  activities.................................        63.7            25.7          15.1         (12.0)      276.9
Net cash provided by (used for) investing
  activities.................................      (256.6)          (12.0)       (110.9)        (21.5)     (184.1)
Net cash provided by (used for) financing
  activities.................................       197.5            (9.8)         87.2          41.1       (92.3)
BALANCE SHEET DATA:
Total assets.................................       533.7           581.3         773.5         870.9       950.5
Total long-term debt (including current
  portion)...................................       180.6           177.9         262.2         295.2       595.8
Redeemable common stock (8)..................         5.5             7.7           8.9           9.0        21.5
Stockholders' equity (deficit)...............        99.5           116.4         148.7         184.5      (142.6)

 (1) Our business was part of Westinghouse for the first two months of 1994. The results of operations for that period are not presented.
 (2) Represents a one-time charge primarily related to noncapitalized financing expenses, professional and legal fees and management compensation costs. Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -- 1998 compared to 1997."
 (3) Represents costs relating to the sale of accounts receivable pursuant to the Receivables Facility.
 (4) Certain nondeductible recapitalization costs and other permanent differences significantly exceeded income before income taxes and resulted in an unusually high provision for income taxes.
 (5) Represents a charge, net of taxes, relating to the write-off of unamortized debt issuance and other costs associated with the early extinguishment of debt.
 (6) For a description of the calculation of basic and diluted earnings per common share, see Notes 2 and 13 to Consolidated Financial Statements included elsewhere herein. For the year ended December 31, 1998, $1.3 million of the interest on convertible debt and 114,718 common share equivalents have not been included, since the impact was anti-dilutive.
 (7) EBITDA represents income from operations plus depreciation, amortization and recapitalization costs. EBITDA is presented since management believes that such information is considered by certain investors to be an additional basis for evaluating the Company's ability to pay interest and repay debt. EBITDA should not be considered an alternative to measures of operating performance as determined in accordance with generally accepted accounting principles or as a measure of the Company's operating results and cash flows or as a measure of the Company's liquidity. Since EBITDA is not calculated identically by all companies, the presentation herein may not be comparable to other similarly titled measures of other companies.
 (8) Represents redeemable common stock as described in Note 11 to Consolidated Financial Statements. Under certain limited circumstances, the holders thereof have the right to require us to repurchase all of the redeemable shares and the exercisable portion of the options. These repurchase rights terminate upon consummation of an initial public offering. The redemption value of the shares and exercisable portion of the options at December 31, 1997 and 1998 was approximately $68.6 million and $130.3 million, respectively. See "Certain Relationships and Related
     Transactions -- Management Stockholders."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

GENERAL

     WESCO is a leading provider of electrical products and other industrial MRO supplies and services in North America. WESCO has over 330 branches and five distribution centers strategically located in 48 states, nine Canadian provinces, Puerto Rico, Guam, Mexico, the United Kingdom and Singapore. WESCO serves over 130,000 customers worldwide, offering over 1,000,000 products from over 23,000 suppliers. WESCO's diverse customer base includes a wide variety of industrial companies; contractors for industrial, commercial, and residential projects; utility companies; and commercial, institutional and governmental customers. Approximately 90% of WESCO's net sales are generated from operations in the U.S., 9% from Canada and the remainder from other countries.

     WESCO's sales can be categorized as stock, direct ship and special orders. Stock orders are filled directly from existing inventory and generally represent 40% to 50% of total sales. Approximately 35% to 45% of WESCO's total sales are direct ship sales. Direct ship sales are typically custom-built products, large orders or products that are too bulky to be easily handled and, as a result, are shipped directly to the customer from the supplier. Special orders are for products that are not ordinarily stocked in inventory and are ordered based on a customer's specific request. Special orders represent the remainder of total sales. Gross profit margins on stock and special order sales are approximately 50% higher than those on direct ship sales. Although direct ship gross margins are lower, operating profit margins are often higher, since the product handling and fulfillment costs associated with direct shipments are much lower.

     WESCO continues to emphasize a number of initiatives designed to improve its working capital performance, primarily in the area of inventory management. Such initiatives include: coordinating purchasing and inventory investment activities among groups of branches or "districts;" upgrading the automated stock replenishment programs used to supply branches from the distribution centers; negotiating improved inventory return and consignment arrangements with suppliers; increasing the use of preferred suppliers; and shortening lead times between order and delivery from suppliers.

     WESCO has historically financed its acquisitions, new branch openings, working capital needs and capital expenditures through internally generated cash flow and borrowings under its credit facilities. During the initial phase of an acquisition or new branch opening, WESCO typically incurs expenses related to installing or converting information systems, training employees and other initial operating activities. With some acquisitions, WESCO may incur expenses in connection with the closure of any of its own redundant branches. Historically, the costs associated with opening new branches, and closing branches in connection with certain acquisitions, have not been material. WESCO has accounted for its acquisitions under the purchase method of accounting.

     WESCO is the leading consolidator in its industry, having acquired 18 companies since August 1995 representing annual sales of over $1.1 billion. Management distinguishes sales attributable to core operations separate from sales of acquired businesses. The distinction between sales from core operations and from acquired businesses is based on the Company's internal records and on management estimates where the integration of acquired businesses results in the closing or consolidation of branches.

RECENT DEVELOPMENTS

     The results of operations and financial position of WESCO for the year ended December 31, 1998 were affected by the following:

     Recapitalization. On June 5, 1998, WESCO repurchased and retired all of its Common Stock, with the exception of certain shares held by members of management, for an aggregate consideration of approximately $654 million and repaid approximately $379 million of the then outstanding indebtedness. In connection with the transaction, WESCO also sold 89% of its Common Stock to an investor group led by affiliates of Cypress for an aggregate cash consideration of $318 million, issued $300 million of Senior Subordinated Notes and approximately $50 million of Senior Discount Notes, borrowed $170 million under a new credit facility and sold approximately $250 million of accounts receivable as part of an off-balance sheet securitization transaction. Following the Recapitalization, management's retained ownership interest amounted to 11% of the Common Stock.

     Acquisitions. During 1998, WESCO completed six acquisitions with total annual sales exceeding $600 million for an aggregate purchase price of $250 million. The most significant acquisition, Bruckner Supply Company, Inc. ("Bruckner"), a provider of Integrated Supply procurement services for large industrial companies, was completed in September 1998. Bruckner had annual sales of approximately $222 million in 1997. The purchase price paid at closing was $99.1 million, consisting of $72.5 million in cash and a convertible note discounted to a value of $26.6 million.

     Pending Equity Offering. On March 3, 1999, WESCO filed a registration statement with the Securities and Exchange Commission to register approximately $200 million of Common Stock, including shares subject to an underwriters' over-allotment option (the "Offering"). In connection with the Offering, certain employee rights to require the Company to repurchase outstanding redeemable Common Stock will terminate, and the Company also plans to reclassify its Class A Common Stock, par value $.01 per share, into Common Stock, par value $.01 per share. The Company intends to use net proceeds from the Offering to retire all of the outstanding 11 1/8% Senior Discount Notes due 2008, to repay all of the existing indebtedness under the Revolving Credit Facility, and the remaining balance to repay a portion of the Tranche B Term Loan. If such indebtedness is repaid, the Company would incur an extraordinary charge relating to the write-off of existing unamortized debt issue costs and payment of a premium associated with the retirement of the Senior Discount Notes. There can be no assurance as to the timing or completion of the Offering or the amount of net proceeds to be received by the Company and applied to debt reduction as intended.

RESULTS OF OPERATIONS

     The following table sets forth the percentage relationship to net sales of certain items in the Company's Consolidated Statements of Operations for the periods presented:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1996     1997     1998
                                                              -----    -----    -----
Sales, net..................................................  100.0%   100.0%   100.0%
Gross profit................................................   17.8     17.9     17.8
Selling, general and administrative expenses................   14.3     14.3     13.7
Depreciation and amortization...............................    0.5      0.5      0.5
Recapitalization costs......................................     --       --      1.7
                                                              -----    -----    -----
     Income from operations.................................    3.0      3.1      1.9
Interest expense............................................    0.8      0.8      1.6
Other expense...............................................     --       --      0.3
                                                              -----    -----    -----
     Income before income taxes.............................    2.2      2.3       --
Income taxes................................................    0.8      0.9      0.3
                                                              -----    -----    -----
     Net income (loss)......................................    1.4%     1.4%    (0.3)%
                                                              =====    =====    =====

  1998 Compared to 1997

     Net Sales. Sales in 1998 increased $430.6 million, or 16.6%, to $3,025.4 million compared with $2,594.8 million for 1997. Sales from core operations increased approximately 4% with the balance of the sales increase coming from eight acquisitions since the beginning of 1997. The mix of direct shipment sales increased to approximately 42% in 1998 from 39% in 1997 primarily as a result of the Bruckner acquisition. Substantially all of Bruckner's sales are direct shipment. Consistent with recent trends, branches with a high volume of sales to utility customers experienced somewhat higher levels of sales growth. Also, the Canadian branches recorded sales growth of 4% in 1998 in Canadian currency and when translated to U.S. dollars, those sales declined 3%.

     Gross Profit. Gross profit for the year ended December 31, 1998 increased $73.7 million to $537.6 million from $463.9 million for 1997. Gross profit margin declined slightly to 17.8% in 1998 from 17.9% in 1997. This decrease resulted from a higher proportion of direct ship sales attributable to the Bruckner acquisition. Direct ship gross margins are lower than those of other sales; however, operating profit margins are often higher, since the product handling and fulfillment costs associated with direct shipments are much lower. Excluding the effects of the Bruckner acquisition, the 1998 gross profit margin increased to 18.1%. The Company believes that this increase in gross margin is the result of numerous gross margin improvement initiatives.

     Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses increased $42.5 million, or 11.4%, to $415.0 million. The majority of this increase was associated with companies acquired during 1998; the remainder of the increase was associated with certain expenses that are variable in nature and increase when sales increase. As a percent of sales, SG&A expenses declined to 13.7% compared with 14.3% a year ago, reflecting cost containment initiatives and the effects of a lower cost structure associated with the Bruckner acquisition.

     Depreciation and Amortization. Depreciation and amortization increased $3.5 million to $14.8 million primarily reflecting higher amortization of goodwill from acquisitions.

     Recapitalization Costs. During 1998, WESCO completed the Recapitalization and incurred one-time costs associated with this transaction amounting to $51.8 million. These costs are primarily related to noncapitalized financing expenses, professional and legal fees and management compensation costs.

     Interest and Other Expense. Interest expense totaled $45.1 million, an increase of $25.0 million over 1997. The increase was primarily due to the higher levels of borrowings associated with acquisitions and the Recapitalization. Other expense totaled $10.1 million in 1998 reflecting costs associated with the accounts receivable securitization.

     Income Taxes. Income tax expense totaled $8.5 million in 1998 compared with $23.8 million in 1997. In 1998 WESCO recorded $51.8 million of costs associated with the Recapitalization which contributed to income before taxes of $0.8 million. Certain nondeductible recapitalization costs and other permanent differences significantly exceeded the $0.8 million of income before taxes and resulted in an unusually high effective tax rate. The effective tax rate in 1997 was 39.6%.

     Net Income (Loss). Net loss and diluted loss per share totaled $7.7 million and $9.93 per share, respectively, for 1998, compared with net income and diluted earnings per share of $36.2 million and $31.52 per share, respectively, for 1997. The comparability of the results was primarily affected by the one-time charge of $51.8 million related to the Recapitalization, the impact of the nondeductibility of a portion of these costs on taxes and an increase in interest expense associated with higher debt levels, as a result of the Recapitalization and acquisitions. Excluding the Recapitalization costs of $51.8 million, net income for 1998 would have been approximately $30.6 million.

  1997 Compared to 1996

     Net Sales. Sales in 1997 increased $320.2 million, or 14.1%, to $2,594.8 million, compared with $2,274.6 million for 1996. Sales from core operations increased approximately 7%. Within the U.S., the branches with a high volume of sales to utility customers experienced a somewhat higher level of sales growth. In addition to growth from core operations, the remaining sales increase resulted primarily from the nine companies acquired since the beginning of 1996. Sales of product from stock rose 21%, as compared to the prior period, increasing the mix of stock sales three percentage points to 48% of total sales. This was a result of several ongoing initiatives designed to increase stock sales, such as the continued emphasis on growing National Accounts sales, and, to a lesser extent, the impact of acquired company sales, which have tended to have a higher mix of stock sales. Direct ship sales rose 4% over the prior period. This sales increase was below that experienced by the Company in other areas and was primarily due to the slower growth in the non-residential construction market for commercial and industrial projects, which constitutes the majority of direct ship sales.

     Gross Profit. Gross profit in 1997 totaled $463.9 million compared with $405.0 million in 1996. The increase of $58.9 million, or 14.5%, was primarily due to higher sales volume in 1997 from both acquisitions and existing operations. Gross profit margin increased in the comparison to 17.9% from 17.8%. In 1996, gross profit of approximately $9.3 million was recorded in connection with a one-time international construction project with a gross profit margin that was higher than WESCO's usual margins on similar projects due to the service requirements and risk considerations associated with the order. Excluding this project, gross profit margins would have been 17.9% and 17.6% in 1997 and 1996, respectively. The increase in gross profit margin was primarily due to the increase in the mix of higher margin stock sales including sales associated with acquired companies.

     Selling, General and Administrative Expenses. SG&A expenses increased $46.5 million, or 14.3%, to $372.5 million and was primarily attributable to companies acquired since the beginning of 1996. As a percent of net sales, SG&A expenses remained unchanged at 14.3%. Acquisitions with higher SG&A expense rates were partially offset by cost containment in WESCO's core business, as well as cost reductions in acquired companies.

     Interest and Other Expenses. Interest expense increased by $2.7 million in 1997 to $20.1 million from $17.4 million in the prior year. This increase is primarily due to the higher levels of borrowings associated with acquisitions, partially offset by lower interest rates during 1997.

     Income Taxes. The effective tax rate was 39.6% for 1997 compared to 36.1% for 1996. The increase in the effective tax rate was primarily due to the reduction of a valuation allowance for deferred tax assets in 1995 and 1996, which had the effect of reducing the income tax rate during those periods. The Company began its operations as a stand-alone entity in early 1994 with no history of generating taxable income. Accordingly, a valuation allowance was established for the net deferred tax assets that were generated during 1994. In 1995 and 1996, as the Company subsequently demonstrated an ability to utilize such deferred tax assets, the valuation allowance was reduced and had the effect of reducing the effective tax rate for both 1995 and 1996. Since the valuation allowance was eliminated during 1996, there was no similar effect on the 1997 tax rate.

     Net Income. Net income and diluted earnings per share totaled $36.2 million and $31.52 per share, respectively, for 1997, compared with $32.5 million and $29.47 per share in 1996. The earnings increase was primarily due to an increase in gross profit partially offset by higher operating expenses and a higher effective tax rate in the comparison.

LIQUIDITY AND CAPITAL RESOURCES

     Total assets were $950.5 million at December 31, 1998 and $870.9 million a year earlier. In addition, stockholders' equity was a deficit of $142.6 million at December 31, 1998 compared with total stockholders' equity of $184.5 million at December 31, 1997. The changes in these categories, as well as long-term debt discussed below, reflect the effects of the sale and repurchase of Common Stock, debt refinancing and sale of accounts receivable completed in connection with the Recapitalization.

     Primarily as a result of the Recapitalization completed in June 1998, WESCO has increased its debt as set forth below:

                                                                DECEMBER 31
                                                              ----------------
                                                               1997      1998
                                                              ------    ------
                                                               (IN MILLIONS)
Term loans..................................................  $   --    $169.5
Revolving Credit Facility...................................      --      42.4
Old revolving credit facility...............................   226.2        --
Senior subordinated notes (1)...............................      --     289.2
Senior discount notes (2)...................................      --      52.1
Mortgage notes (3)..........................................    65.3        --
Other.......................................................     3.7      42.6
                                                              ------    ------
                                                               295.2     595.8
Less current portion........................................    (1.0)    (16.6)
                                                              ------    ------
                                                              $294.2    $579.2
                                                              ======    ======

-------------------------
(1) Net of original issue discount of $0.9 million and purchase discount of $9.9 million.
(2) Net of original issue discount of $33.2 million and purchase discount of $1.7 million.
(3) Net of original issue discount of $16.6 million.

     The term loans and revolving facility borrowings are made pursuant to a credit agreement (the "Credit Agreement"). The Credit Agreement provides for three term loan facilities consisting of Tranche A Term Loan, Tranche B Term Loan and a Delayed Draw Facility, as well as a $100 million Revolving Credit Facility (the "Revolving Credit Facility"). Tranche A Term Loan provides for borrowings of $80 million, Tranche B Term Loan provides for borrowings of $90 million and the Delayed Draw Facility provides for borrowings of up to $100 million. Borrowings under the Credit Agreement bear rates of interest equal to various indices, at WESCO's option, such as an adjusted London inter-bank offered rate ("LIBOR"), prime rate or the Federal Funds rate, plus a borrowing margin. The Revolving Credit Facility and the Tranche A Term Loan matures in 2004. The Delayed Draw Term Facility matures in 2005 and the Tranche B Term Loan matures in 2006. All term loans provide for amortizations of principal payments prior to maturity.

     The Senior Subordinated Notes issued by WESCO Distribution have an aggregate principal amount of $300 million. The Senior Subordinated Notes bear interest at 9 1/8%, payable semiannually on June 1 and December 1 of each year. The notes are due June 1, 2008 and are redeemable at the option of WESCO, in whole or in part, at any time after June 1, 2003 at certain specified prices. Prior to June 1, 2001, up to $105 million of the notes may be redeemed at 109.125% in connection with any offering of the Company's equity securities.

     The Senior Discount Notes have an aggregate principal amount of $87 million. The notes were issued with an original issue discount of $36.5 million that is being accreted over the period ending June 1, 2003. Beginning June 1, 2003, interest accrues at 11 1/8% payable semiannually on June 1 and December 1. Approximately $30.9 million of the notes must be redeemed on June 1, 2003. The remaining notes are due June 1, 2008 and are redeemable at the option of WESCO, in whole or in part, at any time after June 1, 2003 at certain specified prices. Prior to June 1, 2001, the notes may be redeemed in certain specified instances at 111.125%.

     The debt agreements contain various restrictive covenants that, among other things, impose limitations on (i) dividend payments or certain other restricted payments or investments; (ii) the incurrence of additional indebtedness and guarantees or issuance of additional stock; (iii) creation of liens; (iv) mergers, consolidation or sales of substantially all of WESCO's assets; (v) certain transactions among affiliates; (vi) payments by certain subsidiaries to WESCO; and (vii) capital expenditures. In addition, the agreements require WESCO to meet certain leverage, working capital and interest coverage ratios.

     Aggregate principal repayment requirements for all indebtedness as of December 31, 1998 are $16.9 million, $40.7 million, $13.1 million, $16.5 million and $51.4 million in each of the next five years.

     An analysis of cash flows for 1998 and 1997 follows:

     Operating Activities. For the year ended December 31, 1998, cash provided by operating activities totaled $276.9 million compared to cash used by operating activities of $12.0 million for 1997. In connection with the Company's asset securitization program, cash provided by operations in 1998 included proceeds of $274.2 million from the sale of accounts receivable. Excluding this transaction, operating activities provided $2.7 million. On this basis, the year-to-year variance in operating cash flow was primarily due to a net loss of $7.7 million, the $16.9 million increase in certain components of net working capital offset by increases in non-cash costs associated with the Recapitalization, depreciation, amortization and accretion.

     Investing Activities. Net cash used in investing activities was $184.1 million in 1998, compared to $21.5 million in 1997, primarily reflecting an increase in investments in businesses acquired in the current period. The Company's capital expenditures for the year ended December 31, 1998 were $10.7 million as compared to $11.6 million for the year ended December 31, 1997. Such capital expenditures were primarily for computer equipment and software, telecommunications equipment, branch and distribution center facility improvements, forklifts and delivery vehicles.

     Financing Activities. Cash used for financing activities totaled $92.3 million for year ended December 31, 1998 compared to $41.1 million provided by financing activities in 1997, primarily reflecting the Recapitalization completed in June 1998 and borrowings for acquisitions and other general business purposes.

     WESCO's liquidity needs arise from seasonal working capital requirements, capital expenditures, debt service obligations and acquisitions. In addition, with the acquisition of Bruckner, WESCO agreed to pay additional contingent consideration based on a multiple of annual increases in Bruckner's EBITDA through 2004. Additional contingent payments will not exceed an aggregate of $130 million, including $30 million which is payable in July, 1999. After an initial public offering, at the election of Bruckner, up to 50% of any additional contingent payment may be converted into Common Stock at its then market value.

     In addition to cash generated from operations and amounts available under the credit facilities, WESCO entered into a receivables facility which provides liquidity. Pursuant to the Receivables Facility, WESCO through its wholly-owned special purpose, bankruptcy-remote subsidiary may sell trade accounts receivables, on a revolving basis up to $300 million. WESCO may, under certain circumstances, increase the size of the Receivables Facility when the amount of eligible trade accounts receivables exceeds $300 million. See Note 4 to Consolidated Financial Statements.

     Management believes that cash generated from operations, together with amounts available under the Credit Agreement and the Receivables Facility, will be sufficient to meet WESCO's working capital, capital expenditure and other cash needs, including financing for acquisitions, in the foreseeable future. There can be no assurance, however, that this will be the case. Management may consider other options available to them in connection with future liquidity needs, including the issuance of additional debt and equity securities. The Company has no outstanding commitments to acquire any businesses, although it constantly evaluates potential acquisitions. As of December 31, 1998, the Company had $57.6 million available under the Revolving Credit Facility and up to $100 million available under the Delayed Draw Term Loan Facility.

     WESCO intends to use the net proceeds of the Offering to retire all of the outstanding 11 1/8% Senior Discount Notes Due 2008, to repay all of the existing indebtedness under the Revolving Credit Facility, and the remaining balance to repay a portion of the Tranche B Term Loan. Following the Offering, the Company expects to have $100 million available under the Revolving Credit Facility, under its current provisions, for working capital and other corporate purposes and up to $100 million available under the Delayed Draw Term Loan Facility to fund acquisitions. In addition, the Company intends to seek modifications of its Credit Agreement to increase the amounts available to borrow on more favorable terms and conditions. There can be no assurance as to the timing or completion of the Offering or the amount of net proceeds to be received by the Company and applied to debt reduction as intended.

YEAR 2000 READINESS DISCLOSURE

     The Year 2000 issue concerns the ability of automated applications to process date-dependent processes, calculations and information by properly interpreting the year. The Year 2000 issue may potentially impact the Company's business-critical computerized applications related to, among others, customer sales, service and invoicing, purchasing, inventory management, payroll, financing and financial accounting and reporting. In addition, other non business-critical systems and services may also be affected. The Company has assembled an internal project team composed of information systems, operations, finance and executive personnel to:

      - assess the readiness of our systems, vendors and suppliers, third-party service providers, customers and financial institutions;
      - replace or correct through program changes all non-compliant applications;
      - develop remediation action plans for systems that may not be Year 2000 compliant; and
      - develop contingency plans in the event systems and services are not compliant.

     The readiness assessment phase of the project is complete and consisted of a detailed assessment and testing of substantially all internal computer systems, surveys of significant vendors and suppliers, service providers and customers. The Company has received, or is seeking, documentation from many external parties indicating their Year 2000 readiness. Over the past three years, WESCO has invested approximately $5.5 million in new information systems to support the growth and diversity of its business. In addition to meeting this objective, Year 2000 compliance was also achieved in many systems. Systems and processes critical to our business that remain non-compliant are either being replaced or corrected through program changes and application upgrades.

     As of December 31, 1998, many of WESCO's systems were Year 2000 compliant, and management expects to have substantially completed the required remediation efforts by July 1999. The project team is also developing or enhancing contingency plans to minimize the potential adverse effect the Year 2000 issue could have on WESCO in the event business-critical systems and processes fail to be compliant. Costs specifically associated with modifying systems for Year 2000 compliance are expensed as incurred. Through December 31, 1998, such costs totaled approximately $1.1 million. Costs to be incurred in 1999 to address Year 2000 problems are estimated to be $2.3 million. Such costs do not include normal system upgrades and replacements.

     Our expectations of the Year 2000 issue are subject to certain risks and uncertainties including, among others, our ability to timely identify all affected business-critical systems, and the readiness of service providers, vendors and suppliers, our financial institutions, and significant customers. If we are unsuccessful in correcting business-critical systems and processes affected by the Year 2000 issue, or if our service providers, vendors and suppliers, our financial institutions, and significant customers are adversely affected by the Year 2000 issue, our results of operations or financial condition could be materially impacted.

INFLATION

     The rate of inflation, as measured by changes in the consumer price index, did not have a material effect on the sales or operating results of the Company during the periods presented. However, inflation in the future could affect the Company's operating costs. Price changes from suppliers have historically been consistent with inflation and have not had a material impact on the Company's results of operations. However, during 1998 the Company experienced price reductions on certain of its products, particularly wire and cable. These price declines did not have a material effect on the Company's results of operations.

SEASONALITY

     The Company's operating results are affected by certain seasonal factors. Sales are typically at their lowest during the first quarter due to a reduced level of activity during the winter months. Sales increase during the warmer months beginning in March and continuing through November. Sales drop again slightly in December as the weather cools and also as a result of reduced level of activity during the holiday season. As a result, the Company reports sales and earnings in the first quarter that are generally lower than that of the remaining quarters.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities." This Statement, which is effective for fiscal years beginning after December 15, 1998, requires costs incurred to open a new facility, introduce a new product, commence a new operation or other similar activities to be expensed as incurred. Management does not expect this Statement will have a material impact on the results of operations or financial position of WESCO.

     In June 1998, The Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement is effective in fiscal years beginning after June 15, 1999, although early adoption is permitted. This Statement requires the recognition of the fair value of any derivative financial instrument on the balance sheet. Changes in fair value of the derivative and, in certain instances, changes in the fair value of an underlying hedged asset or liability, are recognized through either income or as a component of other comprehensive income. Management does not expect this Statement will have a material impact on the results of operation or financial position of WESCO.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

     The information required to be furnished under this item has not been included as it is not material to the registrant.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is set forth in the Company's Consolidated Financial Statements and supplementary data contained in this Annual Report on Form 10-K and is incorporated herein by reference. Specific financial statements and supplementary data can be found at the pages listed below:

                                                                PAGE
                                                                ----
WESCO International, Inc.
  Report of Independent Accountants.........................    F-2
  Consolidated Balance Sheets as of December 31, 1997 and
     1998...................................................    F-3
  Consolidated Statements of Operations for the years ended
     December 31, 1996, 1997 and 1998.......................    F-4
  Consolidated Statements of Stockholders' Equity and
     Redeemable Common Stock for the years ended December
     31, 1995, 1996, 1997 and 1998..........................    F-5
  Consolidated Statements of Cash Flows for the years ended
     December 31, 1996, 1997 and 1998.......................    F-6
  Notes to Consolidated Financial Statements................    F-7

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS AND EXECUTIVE OFFICERS

     Our directors and executive officers and their respective ages and positions are set forth below.

NAME                                           AGE                      POSITION
----                                           ---                      --------
Roy W. Haley.................................   52    Chairman, President and Chief Executive
                                                        Officer
Steven A. Burleson...........................   39    Vice President, Chief Financial Officer and
                                                        Treasurer
William M. Goodwin...........................   53    Vice President, Operations
James H. Mehta...............................   43    Vice President, Business Development
James V. Piraino.............................   39    Vice President, Marketing
Robert B. Rosenbaum..........................   41    Vice President, Operations
Patrick M. Swed..............................   56    Vice President, Operations
Donald H. Thimjon............................   55    Vice President, Operations
Ronald P. Van, Jr............................   38    Vice President, Operations
Robert E. Vanderhoff.........................   43    Vice President, Operations and Supplier
                                                        Business Development
Jeffrey B. Kramp.............................   39    Corporate Secretary and General Counsel
James L. Singleton...........................   43    Director
James A. Stern...............................   48    Director
Anthony D. Tutrone...........................   34    Director
Michael J. Cheshire..........................   50    Director
Robert J. Tarr, Jr...........................   55    Director
Kenneth L. Way...............................   59    Director

     Set forth below is biographical information for our executive officers and directors listed above.

     ROY W. HALEY became Chairman of the Board upon the Recapitalization. Mr. Haley has been President and Chief Executive Officer and a Director of WESCO since February 1994. From 1988 to 1993, Mr. Haley was an executive at American General Corporation, a diversified financial services company, where he served as Chief Operating Officer and as President and Director. Mr. Haley is also a director of United Stationers, Inc. and Cambrex Corporation.

     STEVEN A. BURLESON joined WESCO in January 1995 as Corporate Controller and became Vice President and Corporate Controller in 1997. In 1998, Mr. Burleson became Chief Financial Officer and Treasurer. From 1990 to 1995, Mr. Burleson was Vice President and Treasurer of The Bon-Ton Stores, Inc.

     WILLIAM M. GOODWIN has been Vice President, Operations of WESCO since March 1984. Since 1977, Mr. Goodwin has served as a branch, district and region manager for WESCO in various locations and also served as Managing Director of WESCOSA, a former Westinghouse affiliated manufacturing and distribution business in Saudi Arabia.

     JAMES H. MEHTA has been Vice President, Business Development of WESCO since November 1995. From 1993 to 1995, Mr. Mehta was a principal with Schroder Ventures, a private equity investment firm based in London, England.

     JAMES V. PIRAINO has been Vice President, Marketing since joining WESCO in August 1996. From 1995 to 1996, Mr. Piraino was a Vice President of AlliedSignal Corp. From 1989 to 1995, Mr. Piraino occupied marketing and sales management positions with W.W. Grainger, Inc.

     ROBERT B. ROSENBAUM has been Vice President, Operations of WESCO since September 1998. Mr. Rosenbaum was the President of Bruckner Supply Company, Inc., an Integrated Supply company we acquired in September 1998.

     PATRICK M. SWED has been Vice President, Operations of WESCO since March 1994. Mr. Swed had been Vice President of Branch Operations for WESCO from 1991 to 1994.

     DONALD H. THIMJON has been Vice President, Operations of WESCO since March 1994. Mr. Thimjon served as Vice President, Utility Group for WESCO from 1991 to 1994 and as Regional Manager from 1980 to 1991.

     RONALD P. VAN, JR. has been Vice President, Operations of WESCO since October 1998. Mr. Van was a Vice President and Controller of EESCO, an electrical distributor we acquired in 1996.

     ROBERT E. VANDERHOFF has been Vice President, Operations and Supplier Business Development since April 1998, and Vice President, Manufactured Structures Group since March 1994. Mr. Vanderhoff had been Vice President of WESCO since April 1993.

     JEFFREY B. KRAMP has been our Corporate Secretary and General Counsel since March 1994. From 1987 to February 1994, Mr. Kramp served as Assistant General Counsel at Westinghouse, with WESCO as his primary legal responsibility during this time period.

     JAMES L. SINGLETON became a Director of WESCO upon the Recapitalization. Mr. Singleton has been a Vice Chairman of Cypress since its formation in April 1994. Prior to joining Cypress, he was a Managing Director in the Merchant Banking Group at Lehman Brothers Inc. ("Lehman Brothers"). Mr. Singleton is also a director of Able Body Corporation, Cinemark USA, Inc., Genesis ElderCare Corp., L.P. Thebault Company and Williams Scotsman, Inc.

     JAMES A. STERN became a Director of WESCO upon the Recapitalization. Mr. Stern has been Chairman of Cypress since its formation in April 1994. Prior to joining Cypress, Mr. Stern was a Managing Director with Lehman Brothers, and served as head of the Merchant Banking Group. During his career at Lehman Brothers, he also served as head of that firm's Investment Banking, High Yield and Primary Capital Markets Groups. Mr. Stern is also a director of AMTROL Inc., Cinemark USA, Inc., Frank's Nursery & Crafts, Inc., Lear Corporation, Noel Group, Inc., Genesis ElderCare Corp. and a trustee of Tufts University.

     ANTHONY D. TUTRONE became a Director of WESCO upon the Recapitalization. Mr. Tutrone has been a Managing Director of Cypress since 1998 and has been a member of Cypress since its formation in April 1994. Prior to joining Cypress, he was a member of the Merchant Banking Group of Lehman Brothers. Mr. Tutrone is also a director of AMTROL Inc.

     MICHAEL J. CHESHIRE became a Director of WESCO in 1998. Mr. Cheshire is Chairman and Chief Executive Officer of Gerber Scientific. Prior to joining Gerber Scientific in 1997, Mr. Cheshire spent 21 years with General Signal Corporation and was most recently President of their electrical group. Mr. Cheshire is also a Director of the Connecticut Business and Industry Association.

     ROBERT J. TARR, JR. became a Director of WESCO in 1998. Mr. Tarr worked for more than 20 years in senior executive roles for Harcourt General, including six years as President, Chief Executive Officer and Chief Operating Officer of Harcourt General, Inc. (formerly General Cinema Corporation) and the Neiman Marcus Group, Inc. Mr. Tarr is also a Director of the John Hancock Mutual Life Insurance Company, Houghton Mifflin & Co., Hannaford Bros., Inc., and Barneys Inc.

     KENNETH L. WAY became a Director of WESCO in 1998. Mr. Way has been Chairman and Chief Executive Officer of Lear Corporation since 1988 and has been affiliated with Lear Corporation and its predecessor companies for 33 years in engineering, manufacturing, and general management capacities. Mr. Way is also a Director of Comerica, Inc. and CMS Energy Corporation.

COMPOSITION OF OUR BOARD AND COMMITTEES

     Our Board of Directors (the "Board") has three standing committees: an Executive Committee, an Audit Committee and a Compensation Committee.

     The Executive Committee consists of Messrs. Singleton, Cheshire, Haley and Stern, with Mr. Singleton serving as Chairman. It is responsible for overseeing the management of the affairs and business of WESCO and has been delegated authority to exercise the powers of the Board during intervals between Board meetings.

     The Audit Committee consists of Messrs. Singleton, Tarr and Tutrone, with Mr. Singleton serving as Chairman. It is responsible for recommending the firm to be appointed as independent accountants to audit the Company's financial statements and to perform services related to the audit; reviewing the scope and results of the audit with the independent accountants; reviewing with the management and the independent accountants the Company's year end operating results; considering the adequacy of the internal accounting and control procedures of the Company; reviewing the non-audit services to be performed by the independent accountants, if any, and considering the effect of such performance on the accountants' independence.

     The Compensation Committee consists of Messrs. Stern, Singleton, Tutrone and Way, with Mr. Stern serving as Chairman. It is responsible for the review, recommendation and approval of compensation arrangements for directors and executive officers, for the approval of such arrangements for other senior level employees, and for the administration of certain benefit and compensation plans and arrangements of the Company.

ITEM 11.  EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

     The information set forth below describes the components of the total compensation of our Chief Executive Officer and our four other most highly compensated executive officers, based on 1998 salary and bonuses (the "Named Executives"). The principal components of these individuals' current cash compensation are the annual base salary and bonus included in the Summary Compensation Table. Also described below is other compensation these individuals can receive under employment agreements and our stock and option programs.

                           SUMMARY COMPENSATION TABLE

                                                                          LONG-TERM
                                                                         COMPENSATION
                                                                            AWARDS
                                                    ANNUAL          ----------------------
                                                 COMPENSATION             SECURITIES           ALL OTHER
                                             --------------------         UNDERLYING          COMPENSATION
NAME AND PRINCIPAL POSITION           YEAR   SALARY($)   BONUS($)     OPTIONS/SARS(#)(1)      ($)(2)(3)(4)
---------------------------           ----   ---------   --------   ----------------------    ------------
Roy W. Haley, Chairman, President &
  CEO...............................  1998    500,000    425,000             15,000            1,074,000
                                      1997    466,667    425,000                 --               52,300
James H. Mehta, Vice President,
  Business Development..............  1998    275,000    115,000              3,300              564,637
                                      1997    258,339    115,000                 --               13,325
Patrick M. Swed, Vice President,
  Operations........................  1998    200,000    130,000              3,300              473,000
                                      1997    200,000    130,000                 --               33,000
James V. Piraino, Vice President,
  Marketing.........................  1998    175,840    110,000              2,200              374,920
                                      1997    165,000    110,000                 --               14,463
Stanley C. Weiss, Executive Vice
  President, Industry Affairs(5)....  1998    300,000    150,000                 --               62,160(6)
                                      1997    300,000    150,000                 --               62,010(6)

-------------------------

(1) All options were granted under the 1998 Stock Option Plan (as defined). All options granted in 1998 have an exercise price of $621.08 per share. See the "1998 Stock Option Plan".
(2) Includes contributions by us under the WESCO Distribution, Inc. Retirement Savings Plan in the amounts of (a) $12,800, $7,737, $16,100, $8,562 and
    $13,950, for Messrs. Haley, Mehta, Swed, Piraino and Weiss, respectively, in 1998 and (b) $9,550, $7,675, $15,950, $7,543 and $13,700, for Messrs. Haley,
    Mehta, Swed, Piraino and Weiss, respectively, in 1997.
(3) Includes contributions by us under the WESCO Distribution, Inc. Deferred Compensation Plan in the amounts of (a) $61,200, $6,900, $16,900, $10,350 and $31,800, for Messrs. Haley, Mehta, Swed, Piraino and Weiss, respectively, in 1998 and (b) $42,750, $5,650, $17,050, $6,920 and $31,900,
    for Messrs. Haley, Mehta, Swed, Piraino and Weiss, respectively, in 1997.
(4) Includes special retention bonus payment in 1998 in the amounts of $1,000,000, $550,000, $440,000 and $356,008 for Messrs. Haley, Mehta, Swed
    and Piraino, respectively.
(5) Mr. Weiss retired from the Company effective December 31, 1998.
(6) Includes life insurance premiums in the amount of $16,410.

EMPLOYMENT AGREEMENTS

     In connection with the Recapitalization, we entered into an employment agreement with Mr. Haley (the "Haley Agreement") providing for a rolling employment term of three years. Pursuant to the Haley Agreement, Mr. Haley is entitled to an annual base salary of $500,000 and an annual incentive bonus equal to a percentage of his annual base salary ranging from 0% to 200%. The actual amount of Mr. Haley's annual incentive bonus will be determined based upon our financial performance as compared to the annual performance objectives established for the relevant fiscal year. Under the proposed terms of the Haley Agreement, if Mr. Haley's employment with us is terminated by us without "cause" (as defined in the Haley Agreement), by Mr. Haley for "good reason" (as so defined) or as a result of Mr. Haley's death or disability (any such termination, a "Qualifying Termination"), Mr. Haley (or, in the event of his death, Mr. Haley's spouse) is entitled to continued payments of his average annual base salary and his average annual incentive bonus (reduced by any disability payments, if applicable) for the three-year period, or in the case of a termination due to Mr. Haley's death or disability, the two-year period, following such termination, and continued welfare benefit coverage for the two-year period following such termination. In addition, in the event of any such Qualifying Termination, all outstanding options held by Mr. Haley will become fully vested. The Haley Agreement further provides that, in the event of the termination of Mr. Haley's employment by us without cause or by Mr. Haley for good reason, in either such case, within the two-year period following a "change in control" of WESCO (as defined in such agreement) (such termination, a "Qualifying CIC Termination"), in addition to the termination benefits described above, Mr. Haley is entitled to receive continued welfare benefit coverage and payments in lieu of additional contributions to our Retirement Savings Plan and Deferred Compensation Plan for the three year period following such Qualifying CIC Termination. We have agreed to provide Mr. Haley with an excise tax gross up with respect to any excise taxes Mr. Haley may be obligated to pay pursuant to
Section 4999 of the United States Internal Revenue Code of 1986, as amended, on any excess parachute payments. In addition, following a change in control, Mr. Haley is entitled to a minimum annual bonus equal to 50% of his base salary and the definition of "good reason" is modified to include certain additional events. The Haley Agreement also contains customary covenants regarding nondisclosure of confidential information and non-competition and non-solicitation restrictions.

     In connection with our acquisition of EESCO, we entered into an employment agreement with Mr. Weiss (the "Weiss Agreement"), pursuant to which we agreed to employ Mr. Weiss during the period commencing on the date of the acquisition and ending on December 31, 1998. During the employment term under the Weiss Agreement, Mr. Weiss was entitled to an annual base salary of $300,000 and an annual performance-based incentive bonus equal to a percentage of his annual base salary, not to exceed 75%. The Weiss Agreement also contained customary covenants regarding nondisclosure of confidential information and non-competition and non-solicitation restrictions. Mr. Weiss retired from the Company effective December 31, 1998.

1998 STOCK OPTION PLAN

     In connection with the Recapitalization, we established a stock option plan (the "1998 Stock Option Plan") to provide certain of the Company's executive and key employees options to purchase shares of Common Stock ("1998 Plan Options"). The 1998 Stock Option Plan is administered by the Compensation Committee, which is constituted in such a way that, to the extent practicable, awards under the 1998 Stock Option Plan qualify, or will qualify when granted, for exemption under Rule 16b-3 of the Securities Exchange Act of 1934, as amended, and as performance-based compensation under Section 162(m) of the Internal Revenue Code of 1986. The Compensation Committee has the authority to select employees to whom awards are granted and to set the terms, conditions and provisions of such awards. In addition, the Compensation Committee is authorized, by majority action, to prescribe, amend and rescind rules and regulations relating to the administration of the 1998 Stock Option Plan, to make determinations with respect to the vesting and exercisability of the 1998 Plan Options, and to make all other determinations necessary or advisable for the administration and interpretation of the 1998 Stock Option Plan. The 1998 Stock Option Plan provides that the Board may adjust the number and class of shares available for issuance under the 1998 Stock Option Plan and the number and class of shares subject to and exercise price of any outstanding 1998 Plan Options as necessary or appropriate to reflect any Common Stock dividend, stock split or share combination or any recapitalization, merger, consolidation, exchange of shares, liquidation or dissolution of the Company.

     A total of 62,500 shares of Common Stock were authorized for issuance under the 1998 Stock Option Plan.

     The exercise price per share of Common Stock to be purchased upon exercise of the 1998 Plan Options is determined by the Compensation Committee's evaluation of the fair market value per share of the Common Stock on the date of the grant of the Option. At the discretion of the Compensation Committee, the exercise price of any 1998 Plan Options exercised after the Offering may be paid in full or in part in the form of shares of Common Stock already owned and held for at least six months by the participant, based on the fair market value of such Common Stock on the date of exercise. As of December 31, 1998, Options to purchase 60,170 shares of Common Stock had been granted under the 1998 Stock Option Plan, of which (1) none had been canceled or exercised, (2) 60,170 with a weighted exercise price of $621.08 per share remained outstanding, and (3) none were exercisable. After giving effect to the foregoing, 1,790 1998 Plan Options remained available for grant under the 1998 Stock Option Plan.

  Change in Control Provisions

     In the event of a "change in control" (as defined in the 1998 Stock Option
Plan), outstanding 1998 Plan Options, whether or not exercisable, will be cancelled in exchange for a cash payment with respect to each share of Common Stock subject to such 1998 Plan Options equal to the excess of (1) the value per share of the Common Stock in the transaction giving rise to the change in control over (2) the per share exercise price, unless the Compensation Committee determines in good faith, prior to the change in control, that the outstanding 1998 Plan Options will be honored or assumed by the successor in a manner that provides the 1998 Stock Option Plan participants with rights at least as favorable as those prevailing immediately prior to the change in control. The Offering will not resulted in a "change in control."

  Management Stock Option Agreements

     Each participant under the 1998 Stock Option Plan is required to enter into a stock option agreement (a "Management Stock Option Agreement") specifying the exercise price and duration of the 1998 Plan Options being granted and such other terms consistent with the 1998 Stock Option Plan as the Compensation Committee determines. Certain other terms of the Management Stock Option Agreements are summarized below.

  Transferability of Options; Repurchase of Options

     The 1998 Stock Option Plan provides that no award granted under the 1998 Stock Option Plan may be disposed of in any way, other than by will or by the laws of descent and distribution. All 1998 Plan Options granted pursuant to the 1998 Stock Option Plan are exercisable only by the participant to whom such 1998 Plan Options were granted during his or her lifetime. Following the death of a participant, all rights with respect to 1998 Plan Options that were exercisable by the participant at the time of his or her death may be exercised by the participant's beneficiary or estate provided that the deceased participant's beneficiary agrees in writing to be bound by the provisions of the 1998 Stock Option Plan and the Management Stock Option Agreement. The Management Stock Option Agreements also contain certain repurchase rights and obligations of the Company, which will terminate upon consummation of the Offering.

  Exercise of Options

     Outstanding 1998 Plan Options granted under the 1998 Stock Option Plan consist of two parts: a portion which is subject to time-based vesting and a portion which is subject to performance-based vesting. The time-based 1998 Plan Options will vest at a rate of 25% on each June 5 beginning in 1999 and ending in 2002. Performance-based 1998 Plan Options will become fully vested and exercisable on the earlier of January 1, 2008 or the grantee's sixty-fifth birthday, but may vest earlier (25% per year from 1998 through 2001), if the Company meets certain annual performance goals.

  Termination of Options

     All 1998 Plan Options terminate on the tenth anniversary of the date of grant, unless terminated earlier as described below. Upon termination of a participant's employment with the Company, unless otherwise determined by the Compensation Committee, (1) any unexercisable 1998 Plan Options will terminate and will not be exercisable, and (2) then exercisable 1998 Plan Options will terminate within certain specified periods depending upon the circumstances of the termination of employment.

  Federal Income Tax Aspects of the 1998 Stock Option Plan

     The 1998 Plan Options are non-qualified stock options, i.e., they do not qualify as "incentive stock options" under Section 422 of the U.S. Internal Revenue Code. The grant of a 1998 Plan Option has no tax consequences to the Company or to the participant. Upon exercise of a 1998 Plan Option, however, the participant will recognize taxable ordinary income equal to the excess of the fair market value on the date of the exercise of the shares of the Common Stock acquired over the exercise price of the 1998 Plan Option, and that amount will be deductible for federal income tax purposes by the Company. The holder of the option shares will, upon a later disposition of such shares, recognize short term or long term capital gain or loss, depending on the holding period of the shares but the Company will not be entitled to an additional tax deduction.

1994 STOCK OPTION PLAN

     Under our 1994 Stock Option Plan (the "1994 Stock Option Plan"), the Compensation Committee, which is responsible for administering the 1994 Stock Option Plan, may grant to certain executives, officers, and other key employees options ("1994 Plan Options") to purchase up to an aggregate of 181,000 shares of Common Stock. In connection with the Recapitalization, future issuances of options under the 1994 Stock Option Plan were terminated and all options granted under the 1994 Stock Option Plan became fully vested. The outstanding 1994 Plan Options were granted with an exercise price per share equal to the fair market value (as defined in the related stock option agreements described below) per share on the date of grant as determined by the Compensation Committee.

     As of December 31, 1998, 1994 Plan Options to purchase 80,739 shares of Common Stock with a weighted average exercise price of $111.07 were exercisable.

  Change in Control Provisions

     In the event of a change in control (as defined in the 1994 Stock Option
Plan), outstanding 1994 Plan Options will be canceled in exchange for a cash payment with respect to each share of Common Stock subject to such 1994 Plan Options equal to the excess of (1) the value per share of the Common Stock in the transaction giving rise to the change in control over (2) the per share exercise price, unless the Compensation Committee determines in good faith, prior to the change in control, that the outstanding 1994 Plan Options will be honored or assumed by the successor in a manner that provides the Option participants with rights at least as favorable as those prevailing immediately prior to the change in control. The Offering will not result in a change in control.

  Termination of Options

     All 1994 Plan Options terminate on the tenth anniversary of the date of grant, unless terminated earlier as described below. Upon termination of a participant's employment with the Company, unless otherwise determined by the Compensation Committee, in the case of termination other than for Cause (as defined in the 1994 Stock Option Plan), then exercisable 1994 Plan Options will terminate within certain specified periods depending upon the circumstances of the termination of employment.

  Transferability of Options; Repurchase of Options

     The 1994 Plan Options will not be transferable or assignable other than by will or by the laws of descent, and a 1994 Plan Option can be exercised only by the participant to whom it is granted or by the participant's estate or designated beneficiary upon such participant's death. Unless the Compensation Committee otherwise determines, each 1994 Plan Option Agreement provides that the participant, in respect of shares purchased upon the exercise of any 1994 Plan Option, is entitled to the benefits of, and bound by the obligations in, the Registration and Participation Agreement, including certain demand and "piggyback" registration rights thereunder. The 1994 Stock Option Plan also contains certain repurchase rights and obligations of the Company, which will terminate upon the consummation of the Offering.

  Federal Income Tax Aspects of the 1994 Stock Option Plan

     The grant and exercise of 1994 Plan Options will have the same tax consequences as the grant and exercise of 1998 Plan Options. See "1998 Stock Option Plan -- Federal Income Tax Aspects."

STOCK OPTION PLAN FOR BRANCH EMPLOYEES

     A total of 50,000 shares of Common Stock may be issued under our Stock Option Plan for Branch Employees (the "Branch Option Plan"). The Compensation Committee, which is responsible for administering the Branch Option Plan, may grant to our branch managers and other key employees employed at a branch or contributing significantly to growth and profitability of a branch options to purchase shares of Common Stock (the "Branch Options"). Branch Options that are canceled, terminated or forfeited without exercise will again be available for grant. The Board may at any time amend or terminate the Branch Option Plan, but may not adversely affect the rights of any participant with respect to Branch Options granted prior to such action, unless the participant consents. As of December 31, 1998, 25,250 options had been granted, of which (1) 1,067 Branch Options had been canceled without exercise, (2) none had been exercised, (3) 24,183 Branch Options granted with a weighted average exercise price of $195.40 per share were outstanding, and (4) 8,083 Branch Options with an exercise price of $195.40 were exercisable. After giving effect to the foregoing, 25,817 Branch Options remained available for grant under the Branch Option Plan. The outstanding Branch Options were granted with an exercise price per share determined by the Board to represent the estimated fair market value (as defined in the related stock option agreements described below) per share on the date of grant. At the discretion of the Compensation Committee, the exercise price of any Branch Option exercised after the Offering may be paid in full or in part in the form of shares of Common Stock already owned and held for at least six months by the participant, based on the fair market value of such Common Stock on the date of exercise, as determined by the Board. None of the Named Executives currently participate in the Branch Option Plan.

     Branch Options are granted to participants as soon as practicable following the end of each performance period under the Branch Option Plan. The first such performance period commenced on February 28, 1994 and ended on December 31, 1996, and the second such performance period commenced on January 1, 1997 and is scheduled to end on December 31, 1999. Branch Options are allocated to branch or division employees by the Compensation Committee based primarily on the achievement of branch or division performance objectives during each performance period.

     Under the terms of the Recapitalization Agreement, the Compensation Committee adopted a resolution causing 100% of all Branch Options to be rolled over and remain outstanding without any acceleration of the vesting schedule.

  Change in Control Provisions

     In the event of a change in control (as defined in the Branch Option Plan), outstanding Branch Options, whether or not exercisable, will be canceled in exchange for a cash payment with respect to each share of Common Stock subject to such Branch Options equal to the excess of
(1) the value per share of the Common Stock in the transaction giving rise to the change in control over (2) the per share exercise price, unless the Compensation Committee determines in good faith, prior to the change in control, that the outstanding Branch Options will be honored or assumed by the successor in a manner that provides the participants with rights at least as favorable as those prevailing immediately prior to the change in control. The Offering will not result in a change in control.

  Branch Option Agreements

     Each participant is required to enter into a stock option agreement (a "Branch Option Agreement") specifying the exercise price and duration of the Branch Options being granted and such other terms consistent with the Branch Option Plan as the Compensation Committee determines. Certain other terms of the Branch Option Agreement are summarized below.

  Exercise of Branch Options; Exercise Price

     Except as otherwise determined by the Compensation Committee or in connection with a change in control, Branch Options become exercisable in one-third installments on each of the first, third, and fifth anniversaries of the date of grant. Upon exercise of a Branch Option, the participant is required to enter into a stock subscription agreement. The per share exercise price of any Branch Option may not be less than the greatest of (1) the fair market value (as defined in the Branch Option Plan) per share of Common Stock as of the end of the related performance period, (2) such fair market value as of the date of grant, and (3) $100.

  Termination of Branch Options

     All Branch Options terminate on the tenth anniversary of the date of grant, unless terminated earlier as described below. Upon termination of a participant's employment with the Company, unless otherwise determined by the Compensation Committee, (1) any unexercisable Branch Options held by such participant will terminate and will not be exercisable, (2) in the case of termination other than for Cause (as defined in the Branch Option Plan), then exercisable Branch Options will terminate within certain specified periods depending upon the circumstances of the termination of employment, and (3) in the case of termination for Cause (as defined in Branch Option Plan), all Branch Options held by such participant, whether or not then exercisable, will terminate immediately.

  Transferability of Branch Options; Repurchase of Branch Options

     The Branch Options will not be transferable or assignable other than by will or by the laws of descent, and a Branch Option can be exercised only by the participant to whom it is granted or by the participant's estate or designated beneficiary upon such participant's death. Unless the Compensation Committee otherwise determines, each Branch Option Agreement provides that the Branch Plan participant, in respect of shares purchased upon the exercise of any Branch Option, is entitled to the benefits of, and bound by the obligations in, the Registration and Participation Agreement, including certain demand and "piggyback" registration rights thereunder. The Branch Option Agreements also contain certain repurchase rights and obligations of the Company, which will terminate upon the consummation of the Offering.

  Federal Income Tax Aspects of the Branch Options

     The grant and exercise of Branch Options will have the same federal income tax consequences as the grant and exercise of the 1998 Options. See "1998 Stock Option Plan -- Federal Income Tax Aspects."

OPTION GRANTS

     The following table sets forth as to persons named in the Summary Compensation Table additional information with respect to stock options granted during 1998:

                                        % OF TOTAL
                                         OPTIONS
                           NUMBER OF     GRANTED                                  POTENTIAL REALIZABLE VALUE AT
                           SECURITIES       TO                                    ASSUMED RATES OF STOCK PRICE
                           UNDERLYING   EMPLOYEES                                APPRECIATION FOR OPTION TERM(2)
                            OPTIONS     IN FISCAL      EXERCISE     EXPIRATION   -------------------------------
          NAME             GRANTED(1)      YEAR      PRICE ($/SH)      DATE          5%                 10%
          ----             ----------   ----------   ------------   ----------   -----------        ------------
Roy W. Haley.............    15,000        20.8%       $621.08       8/6/2008    $5,858,908         $14,847,624
James H. Mehta...........     3,300         4.6         621.08       8/6/2008     1,288,960           3,266,477
Patrick M. Swed..........     3,300         4.6         621.08       8/6/2008     1,288,960           3,266,477
James V. Piraino.........     2,200         3.1         621.08       8/6/2008       859,307           2,177,651
Stanley C. Weiss.........        --          --             --             --            --                  --

-------------------------

(1) A portion of these options will vest on the basis of time ratably over four years and the remainder will vest in full on January 1, 2008, or if earlier, on the grantee's 65th birthday or the attainment of pre-established performance goals.
(2) Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock price appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date. These assumptions are not intended to forecast future appreciation of our stock price. The potential realizable value computation does not take into account federal or state income tax consequences of option exercises or sales of appreciated stock.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

     The following table sets forth information for each Named Executive with regard to the aggregate stock options held at December 31, 1998. No stock options were exercised by any of the Named Executives during 1998.

                                                   NUMBER OF SECURITIES           VALUE OF UNEXERCISED
                                                        UNEXERCISED               IN-THE-MONEY OPTIONS
                                                   OPTIONS AT FY-END(#)              AT FY-END($)(1)
NAME                                            (EXERCISABLE/UNEXERCISABLE)    (EXERCISABLE/UNEXERCISABLE)
----                                            ---------------------------    ---------------------------
Roy W. Haley..................................     22,280/15,000                $15,841,080/$2,848,800
James H. Mehta................................      8,570/3,300                   5,970,719/626,736
Patrick M. Swed...............................      5,710/3,300                   4,059,810/626,736
James V. Piraino..............................      1,430/2,200                    880,308/417,824
Stanley C. Weiss..............................         --/--                            --/--

-------------------------

(1) Based on a price per share of Common Stock of $811. The price reflects the estimated fair market value as of December 31, 1998.

     The foregoing options were issued under our existing stock option plan. In connection with the Recapitalization, the Board caused all unvested options (including those held by the Named Executives) under this plan to vest (and become exercisable) upon the closing of the Recapitalization.

RETENTION BONUS PAYMENT

     We paid an aggregate amount of approximately $11 million to a group of approximately 45 managers (including the Named Executives) upon the closing of the Recapitalization. With respect to each of these managers, payment was equal to approximately one to two times base salary. Immediately prior to the closing of the Recapitalization, Clayton, Dubilier & Rice ("CD&R"), which was the majority shareholder of the Company prior to the Recapitalization, made an equity contribution to the Company equal to approximately one-half of this aggregate amount.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During 1998 prior to the Recapitalization, a former outside director and three former directors affiliated with CD&R served on the Compensation Committee. We had agreed to indemnify certain former members of the Board affiliated with CD&R and such CD&R affiliates against liabilities incurred under securities laws or with respect to their previous services for us.

     At December 31, 1998, three directors affiliated with Cypress served on the Compensation Committee.

OUTSIDE DIRECTOR COMPENSATION

     Each director of the Company who is not an employee of the Company or any of its subsidiaries or Cypress is entitled to receive an annual director's fee of $25,000. Effective January 1, 1999, the Company established the 1999 Deferred Compensation Plan for Non-Employee Directors under which non-employee directors can elect to defer 25% or more of the annual director's fee. Amounts deferred under this arrangement will, on the deferral date, be converted into stock units (Common Stock equivalents) which will be credited to a bookkeeping account in the director's name. For purposes of determining the number of stock units to be credited to a director for a particular year, the average of the high and low trading prices of the Common Stock on the first trading day in January of that year will be used. Distribution of deferred stock units will be made in a lump sum or installments, in the form of shares of Common Stock, in accordance with the distribution schedule selected by the director at the time the deferral election is made.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information known to us with respect to the beneficial ownership of Common Stock as of December 31, 1998 by (i) each person known by us to beneficially own more than five percent of our outstanding Common Stock, (ii) each of our directors, (iii) each executive officer named in the Summary Compensation Table, and (iv) all of our directors and officers as a group. Unless otherwise indicated, the person or persons named have sole voting and investment power.

                                                                 NUMBER OF
                                                               Shares Owned           Percent Owned
NAME                                                          Beneficially(1)        Beneficially(1)
----                                                     -------------------------   ---------------
Cypress Merchant Banking Partners L.P.(2)
  c/o The Cypress Group L.L.C
  65 East 55th Street
  New York, New York 10222.............................           321,470                 53.4%
Cypress Offshore Partners L.P.(2)
  Bank of Bermuda (Cayman) Limited
  P.O. Box 513 G.T Third Floor
  British America Tower
  George Town, Grand Cayman
  Cayman Islands, B.W.I................................            16,650                  2.8%
Chase Equity Associates, L.P.(3)
  c/o Chase Capital Partners, L.P.
  380 Madison Avenue, 12th Floor
  New York, New York 10017.............................            80,504                 13.4%
Co-Investment Partners, L.P.
  c/o CIP Partners, LLC
  660 Madison Avenue
  New York, New York 10021.............................            80,505                 13.4%
Roy W. Haley...........................................            42,000                  6.7%
James H. Mehta.........................................            16,610                  2.7%
James V. Piraino.......................................             2,700                    *
Patrick M. Swed........................................            10,000                  1.6%
Stanley C. Weiss(4)....................................                --                    *
James L. Singleton(2)..................................                --                    *
James A. Stern(2)......................................                --                    *
Anthony D. Tutrone.....................................                --                    *
Michael J. Cheshire....................................               400                    *
Robert J. Tarr, Jr.....................................               400                    *
Kenneth L. Way.........................................               400                    *
All executive officers and directors as a group (18)
  persons..............................................            90,810                 14.0%

-------------------------
* Represents holdings of less than 1%.
(1) In determining the number and percentage of shares beneficially owned by each person, shares that may be acquired by such person pursuant to options or convertible stock exercisable or convertible within 60 days of the date hereof are deemed outstanding for purposes of determining the total number of outstanding shares for such person and are not deemed outstanding for such purpose for all other stockholders.
(2) Cypress Merchant Banking Partners L.P. and Cypress Offshore Partners L.P. are affiliates of Cypress. Messrs. Singleton and Stern are members of Cypress and may be deemed to share beneficial ownership of the shares of Common Stock shown as beneficially owned by such Cypress funds. Such individuals disclaim beneficial ownership of such shares.
(3) These shares constitute shares of non-voting Class B Common Stock which are convertible at any time into Common Stock at the option of the holder.
(4) Mr. Weiss retired from the Company effective December 31, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     AMENDED AND RESTATED REGISTRATION AND PARTICIPATION AGREEMENT. In connection with the Recapitalization, an investor group led by Cypress which included, among others, Chase Capital Partners and Co-Investment Partners, L.P. (the "Investor Group"), CD&R, Westinghouse and WESCO entered into an Amended and Restated Registration and Participation Agreement (the "Registration and Participation Agreement"), which amended and restated the previous agreement among CD&R, Westinghouse and WESCO, to reflect, among other things, the succession of the Investor Group to CD&R's and Westinghouse's rights and obligations thereunder. Pursuant to the Registration and Participation Agreement, the Investor Group and the Management Stockholders (as defined) have the right, under certain circumstances and subject to certain conditions, to request that we register under the Securities Act shares of Common Stock held by them. Subject to certain conditions and exceptions, the Investor Group and the Management Stockholders also have the right to require that shares of Common Stock held by them be included in any registration under the Securities Act commenced by us. The Registration and Participation Agreement provides that we will pay all expenses in connection with the first three registrations requested by the Investor Group and the Management Stockholders. The Registration and Participation Agreement also provides that we will indemnify the Investors and the Management Stockholders and their affiliates for certain liabilities they may incur under the securities laws.

     The Registration and Participation Agreement also contains certain restrictions which prohibit the sale of Common Stock by Cypress unless Cypress provides each holder of Common Stock entitled to the benefits of the Registration and Participation Agreement (including the other members of the Investor Group and the Management Stockholders) with a 30-day prior notice pursuant to which such holders may agree to participate in such sale on a pro rata basis with Cypress. The Registration and Participation Agreement provides that, if Cypress sells all of its shares of Common Stock to a third party, Cypress may require such other holders of Common Stock to sell all of their shares to such third party pursuant to such sale at the same price and on the same terms as Cypress. In addition, the Registration and Participation Agreement provides that if prior to any public equity offering by us, we issue additional shares of Common Stock to Cypress (subject to certain exceptions), we will offer to all holders of registrable securities that are "accredited investors" the right to purchase a pro rata share of the newly-issued shares (based on each holder's equity interest in us) at the same price and on the same terms as Cypress.

     In addition, the Registration and Participation Agreement provides that so long as Cypress owns any of our securities, Cypress shall have the right to designate one director to our board of directors and the board of directors of WESCO Canada.

     MANAGEMENT STOCKHOLDERS. Each member of management who holds Common Stock (a "Management Stockholder") is a party to a stock subscription agreement with us which provides that each Management Stockholder is entitled to certain benefits of, and bound by certain obligations in, the Registration and Participation Agreement, including certain registration rights thereunder. These stock subscription agreements also provide the Management Stockholder with the right under certain limited circumstances to require us to purchase all of the Management Stockholder's shares of Common Stock at the then fair market value based upon certain events. Pursuant to the stock option agreements governing each Management Stockholder's stock options, such Management Stockholder also has the right under certain limited circumstances to require us to purchase all of such Management Stockholder's options at the then fair market value of the Common Stock minus the exercise price upon such events. At December 31, 1998, the redemption value of the shares and exercisable portion of the options was $130.3 million. See Note 11 to Consolidated Financial Statements. These repurchase rights will terminate upon the consummation of an initial public offering. In addition, such stock subscription agreements and stock option agreements provide that such rights are subject to, and limited by, any restrictions contained in the Credit Facilities, the Indentures or other debt instruments on our ability to redeem or repurchase equity held by Management Stockholders.

     A portion of the purchase price paid for the Common Stock purchased by certain Management Stockholders has been financed by full-recourse bank loans guaranteed by us. As of December 31, 1998, Messrs. Burleson, Goodwin, Haley, Kramp, Mehta, Piraino, Swed, Thimjon, Van and Vanderhoff had outstanding loans guaranteed by us in the amount of $0, $260,572, $3,054,872, $68,700, $1,487,903,
$266,634, $343,200, $0, $49,686 and $282,832, respectively and since January 1,
1997, the largest amounts outstanding under such loans were $68,800, $260,572, $3,054,872, $68,800, $1,487,903, $266,634, $587,959, $167,262, $49,686 and
$282,832, respectively.

     PAYMENTS IN CONNECTION WITH THE RECAPITALIZATION. In connection with the Recapitalization, Cypress received a transaction fee of approximately $9.5 million from us and was reimbursed for all out-of-pocket expenses. We have also agreed to indemnify Cypress to the fullest extent allowable under applicable Delaware law and against any suits, claims, damages or expenses which may be made against or incurred by Cypress under applicable securities laws.

     Approximately $517.5 and $62.1 million of the equity consideration paid in connection with the Recapitalization was paid to CD&R and Westinghouse, respectively, to purchase their shares of Common Stock. In addition, approximately $52.1 million of the equity consideration was paid to purchase 100,000 shares held by Westinghouse upon exercise of an option granted at the date of formation with an exercise price of $100 per share. Westinghouse also held approximately $66.6 million of our formerly existing indebtedness which was repaid in connection with the Recapitalization. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations -- Recent Developments" and Notes 3 and 16 to Consolidated Financial Statements.

     OTHER TRANSACTIONS. Prior to the Recapitalization, Westinghouse and CD&R were considered to be related parties. In 1998, we purchased $2.8 million from, and sold $7.3 million worth of products to, Westinghouse. See Note 16 to Consolidated Financial Statements. We paid an affiliate of CD&R fees of approximately $0.1 million for advisory, management consulting and monitoring services rendered during 1998.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     The financial statements, financial statement schedules and exhibits listed below are filed as part of this annual report:

(a)(1)    FINANCIAL STATEMENTS
          ------------------------------------------------------------
          The list of financial statements required by this item is
          set forth in Item 8 "Consolidated Financial Statements and
          Supplementary Data" and is incorporated herein by reference.

(2)       FINANCIAL STATEMENT SCHEDULES
          -----------------------------
          Report of Independent Accountants
          Schedule II - Valuation and Qualifying Accounts

(b)       REPORTS ON FORM 8-K
          -------------------
          None

(c)       EXHIBITS
          --------

                                                                      PRIOR FILING OR
EXHIBIT NO.   DESCRIPTION OF EXHIBIT                              SEQUENTIAL PAGE NUMBER
-----------   ----------------------                              ----------------------
    2.1      Recapitalization Agreement dated as of March 27,    Incorporated by reference
             1998 among Thor Acquisitions L.L.C., WESCO          to WESCO's Exhibit 2.1 to
             International, Inc. (formerly known as CDW Holding  Registration Statement in
             Corporation, "WESCO") and certain securityholders   Form S-4 (No. 333-43225)
             of WESCO.                                           (the "Form S-4")
    2.2      Purchase Agreement dated May 29, 1998 among WESCO,  Incorporated by reference
             WESCO Distribution, Inc. ("WESCO Distribution"),    to Exhibit 2.2 to the
             Chase Securities Inc. and Lehman Brothers Inc.      Form S-4
    2.3      Asset Purchase Agreement among Bruckner Supply      Incorporated by reference
             Company, Inc. and WESCO Distribution dated          to Exhibit 2.01 to the
             September 11, 1998, previously filed.               Current Report on Form
                                                                 8-K dated September 11,
                                                                 1998
    3.1      Certificate of Incorporation of WESCO               Incorporated by reference
                                                                 to Exhibit 3.1 to the
                                                                 Form S-4
    3.2      By-Laws of WESCO                                    Incorporated by reference
                                                                 to Exhibit 3.2 to the
                                                                 Form S-4
    4.1      Indenture dated as of June 5, 1998 among WESCO,     Incorporated by reference
             WESCO Distribution and Bank One, N.A.               to Exhibit 4.1 to the
                                                                 Form S-4
    4.2      Form of 9-1/8% Senior Subordinated Note Due 2008,   Incorporated by reference
             Series A (included in Exhibit 4.3).                 to Exhibit 4.2 to the
                                                                 Form S-4
    4.3      Form of 9-1/8% Senior Subordinated Note Due 2008,   Incorporated by reference
             Series B (included in Exhibit 4.3).                 to Exhibit 4.3 to the
                                                                 Form S-4
    4.4      Exchange and Registration Rights Agreement dated    Incorporated by reference
             as of June 5, 1998 among the Company, WESCO and     to Exhibit 4.4 to the
             the Initial Purchasers                              Form S-4
    4.5      Indenture dated as of June 5, 1998 between WESCO    Incorporated by reference
             and Bank One, N.A.                                  to Exhibit 4.5 to the
                                                                 Form S-4
    4.6      Form of 11-1/8% Senior Discount Note Due 2008,      Incorporated by reference
             Series A (included in Exhibit 4.7)                  to Exhibit 4.6 to the
                                                                 Form S-4

                                                                      PRIOR FILING OR
EXHIBIT NO.                DESCRIPTION OF EXHIBIT                 SEQUENTIAL PAGE NUMBER
-----------                ----------------------                 ----------------------
    4.7      Form of 11-1/8% Senior Discount Note Due 2008,      Incorporated by reference
             Series B (included in Exhibit 4.7)                  to Exhibit 4.7 to the
                                                                 Form S-4
    4.8      Exchange and Registration Rights Agreement dated    Incorporated by reference
             as of June 5, 1998 among WESCO and the Initial      to Exhibit 4.8 to the
             Purchasers                                          Form S-4
   10.1      CDW Holding Corporation Stock Purchase Plan         Incorporated by reference
                                                                 to Exhibit 10.1 to the
                                                                 Form S-4
   10.2      Form of Stock Subscription Agreement                Incorporated by reference
                                                                 to Exhibit 10.2 to the
                                                                 Form S-4
   10.3      CDW Holding Corporation Stock Option Plan           Incorporated by reference
                                                                 to Exhibit 10.3 to the
                                                                 Form S-4
   10.4      Form of Stock Option Agreement                      Incorporated by reference
                                                                 to Exhibit 10.4 to the
                                                                 Form S-4
   10.5      CDW Holding Corporation Stock Option Plan for       Incorporated by reference
             Branch Employees                                    to Exhibit 10.5 to the
                                                                 Form S-4
   10.6      Form of Branch Stock Option Agreement               Incorporated by reference
                                                                 to Exhibit 10.6 to the
                                                                 Form S-4
   10.7      Non-Competition Agreement, dated as of February     Incorporated by reference
             28, 1996, between Westinghouse, WESCO and WESCO     to Exhibit 10.8 to the
             Distribution                                        Form S-4
   10.8      Employment Agreement between WESCO Distribution     Incorporated by reference
             and Stanley C. Weiss                                to Exhibit 10.9 to the
                                                                 Form S-4
   10.9      Lease dated May 24, 1995 as amended by Amendment    Incorporated by reference
             One dated June, 1995 and by Amendment Two dated     to Exhibit 10.10 to the
             December 24, 1995 by and between WESCO              Form S-4
             Distribution as Tenant and Opal Investors, L.P.
             and Mural GEM Investors as Landlord
   10.10     Lease dated April 1, 1992 as renewed by Letter of   Incorporated by reference
             Notice of Intent to Renew dated December 13, 1996   to Exhibit 10.11 to the
             by and between the Company successor in interest    Form S-4
             to Westinghouse Electric Corporation as Tenant and
             Utah State Retirement Fund as Landlord
   10.11     Lease dated September 4, 1997 and between WESCO     Incorporated by reference
             Distribution as Tenant and The Buncher Company as   to Exhibit 10.12 to the
             Landlord                                            Form S-4
   10.12     Lease dated March, 1995 by and between WESCO        Incorporated by reference
             Distribution-Canada, Inc. ("WESCO Canada") as       to Exhibit 10.13 to the
             Tenant and Atlantic Construction, Inc. as Landlord  Form S-4
   10.13     Credit Agreement dated as of June 5, 1998 among     Incorporated by reference
             WESCO, the Company, WESCO Canada, The Chase         to Exhibit 10.14 to the
             Manhattan Bank, The Chase Manhattan Bank of Canada  Form S-4
             and Lehman Commercial Paper, Inc.
   10.14     U.S. Receivables Sales Agreement dated June 5,      Incorporated by reference
             1998 among the Company, WESCO Receivables Corp.     to Exhibit 10.15 to the
             (the "SPC"), The Chase Manhattan Bank and other     Form S-4
             sellers named therein.

                                                                      PRIOR FILING OR
EXHIBIT NO.                DESCRIPTION OF EXHIBIT                 SEQUENTIAL PAGE NUMBER
-----------                ----------------------                 ----------------------
   10.15     Canadian Receivables Sales Agreement dated June 5,  Incorporated by reference
             1998 among WESCO Distribution, WESCO Canada, the    to Exhibit 10.16 to the
             SPC, The Chase Manhattan Bank of Canada and other   Form S-4
             sellers named therein.
   10.16     WESCO Receivables Master Trust Pooling Agreement    Incorporated by reference
             dated June 5, 1998 among the Company, WESCO         to Exhibit 10.17 to the
             Canada, the SPC, and The Chase Manhattan Bank       Form S-4
   10.17     WESCO Receivables Master Trust Pooling Agreement    Incorporated by reference
             Series 1998-1 Supplement dated June 5, 1998         to Exhibit 10.18 to the
                                                                 Form S-4
   10.18     Amended and Restated Registration and               Incorporated by reference
             Participation Agreement dated June 5, 1998 among    to Exhibit 10.19 to the
             WESCO and certain securityholders of WESCO named    Form S-4
             therein.
   10.19     Employment Agreement between WESCO Distribution     Incorporated by reference
             and Roy W. Haley                                    to Exhibit 10.20 to the
                                                                 Form S-4
   10.20     WESCO International, Inc. 1998 Stock Option Plan    Incorporated by reference
                                                                 to WESCO's Exhibit 10.1
                                                                 to Quarterly Report on
                                                                 Form 10-Q for the quarter
                                                                 ended September 30, 1998
   10.21     Form of Management Stock Option Agreement           Incorporated by reference
                                                                 to WESCO's Exhibit 10.1
                                                                 to Quarterly Report on
                                                                 Form 10-Q for the quarter
                                                                 ended September 30, 1998
   10.22     1999 Deferred Compensation Plan for Non-Employee    Filed herewith
             Directors
   21.1      Subsidiaries of WESCO                               Filed herewith
   24.1      Powers of Attorney (included on signature page)     Filed herewith
   27.1      Financial Data Schedule                             Filed herewith

-------------------------
The registrant hereby agrees to furnish supplementally to the Commission, upon request, a copy of any omitted schedule to any of the agreements contained herein.

            Copies of exhibits may be retrieved electronically at the Securities and Exchange Commission's home page at www.sec.gov. Exhibits will also be furnished without charge by writing to Steven A. Burleson, Vice President, Chief Financial Officer and Treasurer, Commerce Court, Four Station Square, Suite 700, Pittsburgh, Pennsylvania 15219. Requests may also be directed to (412) 454-2500.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                          WESCO INTERNATIONAL, INC.

                                          By:         /s/ ROY W. HALEY
                                            ------------------------------------
                                              Name: Roy W. Haley
                                              Title: Chairman of the Board,
                                                     President and Chief
                                                     Executive Officer
                                          Date: March 30, 1999

                               POWER OF ATTORNEY

     We, the undersigned directors and officers of WESCO International, Inc., do hereby constitute and appoint Steven A. Burleson and Anthony D. Tutrone, or either of them, our true and lawful attorneys and agents, to do any and all acts and things in our name and on our behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorneys and agents, or either of them, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934 and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this report, including specifically, but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments hereto and we do hereby ratify and confirm all that said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              SIGNATURE                                        TITLE                              DATE
              ---------                                        -----                              ----

          /s/ ROY W. HALEY               Chairman, President and Chief Executive Officer     March 30, 1999
------------------------------------       (Principal Executive Officer)
            Roy W. Haley

       /s/ STEVEN A. BURLESON            Vice President, Chief Financial Officer and         March 30, 1999
------------------------------------       Corporate Controller (Principal Financial and
         Steven A. Burleson                Accounting Officer)

       /s/ JAMES L. SINGLETON            Director                                            March 30, 1999
------------------------------------
         James L. Singleton

         /s/ JAMES A. STERN              Director                                            March 30, 1999
------------------------------------
           James A. Stern

       /s/ ANTHONY D. TUTRONE            Director                                            March 30, 1999
------------------------------------
         Anthony D. Tutrone

       /s/ MICHAEL J. CHESHIRE           Director                                            March 30, 1999
------------------------------------
         Michael J. Cheshire

       /s/ ROBERT J. TARR, JR.           Director                                            March 30, 1999
------------------------------------
         Robert J. Tarr, Jr.

                                         Director                                            March   , 1999
------------------------------------
           Kenneth L. Way

       /s/ STEVEN A. BURLESON                                                                March 30, 1999
------------------------------------
         Steven A. Burleson
         as Attorney-in-Fact

     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

     The Registrant has not furnished an annual report or proxy materials to its security holders other than this Annual Report on Form 10-K, which will be furnished to debt security holders.

                         INDEX TO FINANCIAL STATEMENTS

                                                                PAGE
                                                                ----
WESCO International, Inc.
  Report of Independent Accountants.........................    F-2
  Consolidated Balance Sheets as of December 31, 1997 and
     1998...................................................    F-3
  Consolidated Statements of Operations for the years ended
     December 31, 1996, 1997 and 1998.......................    F-4
  Consolidated Statements of Stockholders' Equity and
     Redeemable Common Stock for the years ended December
     31, 1995, 1996, 1997 and 1998..........................    F-5
  Consolidated Statements of Cash Flows for the years ended
     December 31, 1996, 1997 and 1998.......................    F-6
  Notes to Consolidated Financial Statements................    F-7

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of WESCO International, Inc.:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and redeemable common stock and cash flows present fairly, in all material respects, the financial position of WESCO International, Inc. and subsidiaries at December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                      /s/ PricewaterhouseCoopers LLP
600 Grant Street
Pittsburgh, Pennsylvania
February 12, 1999, except for Note 22,
as to which the date is March 3, 1999.

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31
                                                              ----------------------
                                                                1997         1998
                                                              --------    ----------
                                                              (DOLLARS IN THOUSANDS,
                                                                EXCEPT SHARE DATA)
                           ASSETS
CURRENT ASSETS:
    Cash and cash equivalents...............................  $  7,620    $    8,093
    Trade accounts receivable, net of allowance for doubtful
     accounts of $10,814 and $8,082 in 1997 and 1998,
     respectively (NOTE 4)..................................   351,170       181,511
    Other accounts receivable...............................    17,261        22,265
    Inventories.............................................   299,406       343,764
    Income taxes receivable.................................     3,405         7,329
    Prepaid expenses and other current assets...............     3,699         2,892
    Deferred income taxes (NOTE 12).........................    14,277        16,217
                                                              --------    ----------
        Total current assets................................   696,838       582,071
Property, buildings and equipment, net (NOTE 7).............    95,082       107,596
Goodwill and other intangibles, net of accumulated
  amortization of $5,108 and $10,163 in 1997 and 1998,
  respectively (NOTE 5).....................................    69,331       234,049
Other assets (NOTE 8).......................................     9,609        26,806
                                                              --------    ----------
        Total assets........................................  $870,860    $  950,522
                                                              ========    ==========
            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable........................................  $311,796    $  378,590
    Accrued payroll and benefit costs.......................    27,694        19,614
    Current portion of long-term debt.......................       891        16,592
    Other current liabilities (NOTE 10).....................    20,154        51,671
                                                              --------    ----------
        Total current liabilities...........................   360,535       466,467
Long-term debt (NOTE 9).....................................   294,275       579,238
Other noncurrent liabilities................................     5,875         7,040
Deferred income taxes (NOTE 12).............................    16,662        18,832
                                                              --------    ----------
        Total liabilities...................................   677,347     1,071,577
Commitments and contingencies (NOTE 17)
Redeemable Class A common stock, $.01 par value; 89,306 and
  84,808 shares issued and outstanding in 1997 and 1998,
  respectively (redemption value of redeemable common stock
  and vested options of $68,597 and $130,267 in 1997 and
  1998, respectively) (NOTE 11).............................     8,978        21,506

STOCKHOLDERS' EQUITY (NOTE 11):
    Class A common stock, $.01 par value; 2,000,000
     authorized, 933,280 and 436,156 shares issued and
     outstanding in 1997 and 1998, respectively.............         9             4
    Class B nonvoting convertible common stock, $.01 par
     value; 2,000,000 shares authorized, 80,504 issued and
     outstanding in 1998....................................        --             1
    Additional capital......................................    93,319       327,076
    Retained earnings (deficit).............................    89,366      (468,220)
    Common stock to be issued under option..................     2,500            --
    Accumulated other comprehensive income (loss)...........      (659)       (1,422)
                                                              --------    ----------
        Total stockholders' equity..........................   184,535      (142,561)
                                                              --------    ----------
        Total liabilities and stockholders' equity..........  $870,860    $  950,522
                                                              ========    ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            YEAR ENDED DECEMBER 31
                                                    --------------------------------------
                                                       1996          1997          1998
                                                    ----------    ----------    ----------
                                                      (IN THOUSANDS, EXCEPT SHARE DATA)
Sales, net......................................    $2,274,622    $2,594,819    $3,025,439
Cost of goods sold..............................     1,869,565     2,130,900     2,487,780
                                                    ----------    ----------    ----------
  Gross profit..................................       405,057       463,919       537,659
Selling, general and administrative expenses....       326,003       372,532       415,028
Depreciation and amortization...................        10,846        11,331        14,805
Recapitalization costs (NOTE 3).................            --            --        51,800
                                                    ----------    ----------    ----------
  Income from operations........................        68,208        80,056        56,026
Interest expense, net...........................        17,382        20,109        45,121
Other expenses (NOTE 4).........................            --            --        10,122
                                                    ----------    ----------    ----------
  Income before income taxes....................        50,826        59,947           783
Provision for income taxes (NOTE 12)............        18,364        23,710         8,519
                                                    ----------    ----------    ----------
  Net income (loss).............................    $   32,462    $   36,237    $   (7,736)
                                                    ==========    ==========    ==========
Earnings per common share (NOTE 13):
  Basic.........................................    $    31.97    $    35.48    $    (9.93)
                                                    ==========    ==========    ==========
  Diluted.......................................    $    29.47    $    31.52    $    (9.93)
                                                    ==========    ==========    ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                          AND REDEEMABLE COMMON STOCK

                                                                                             COMMON
                                                                                             STOCK
                                                                                             TO BE      ACCUMULATED    REDEEMABLE
                                                 COMMON STOCK                   RETAINED     ISSUED        OTHER        CLASS A
                               COMPREHENSIVE   -----------------   ADDITIONAL   EARNINGS     UNDER     COMPREHENSIVE     COMMON
                                  INCOME       CLASS A   CLASS B    CAPITAL     (DEFICIT)    OPTION    INCOME (LOSS)     STOCK
                               -------------   -------   -------   ----------   ---------   --------   -------------   ----------
                                                                         (IN THOUSANDS)
BALANCE, DECEMBER 31, 1995...                    $ 9      $ --      $ 93,319    $  20,667   $ 2,500       $  (126)      $ 7,730
Exercise of common stock
  options....................                                                                                               343
Issuance of common stock.....                                                                                               857
Net income...................     $32,462                                          32,462
Translation adjustment.......         (85)                                                                    (85)
                                  -------
Comprehensive income.........     $32,377
                                  =======        ---      ----      --------    ---------   -------       -------       -------
BALANCE, DECEMBER 31, 1996...                      9        --        93,319       53,129     2,500          (211)        8,930
Exercise of common stock
  options....................                                                                                               171
Issuance of common stock.....                                                                                               201
Repurchase of common stock...                                                                                              (324)
Net income...................     $36,237                                          36,237
Translation adjustment.......        (448)                                                                   (448)
                                  -------
Comprehensive income.........     $35,789
                                  =======        ---      ----      --------    ---------   -------       -------       -------
BALANCE, DECEMBER 31, 1997...                      9        --        93,319       89,366     2,500          (659)        8,978
Recapitalization, net........                     (5)        1       231,089     (549,143)   (2,500)                      1,271
Issuance of common stock.....                                                                                            16,759
Repurchase of common stock...                                                        (707)                               (1,427)
Exercise of common stock
  options....................                                            888
Forfeiture and repurchase of
  common stock options.......                                          1,780                                             (4,075)
Net income (loss)............     $(7,736)                                         (7,736)
Translation adjustment.......        (763)                                                                   (763)
                                  -------
Comprehensive income.........     $(8,499)
                                  =======        ---      ----      --------    ---------   -------       -------       -------
BALANCE, DECEMBER 31, 1998...                    $ 4      $  1      $327,076    $(468,220)  $    --       $(1,422)      $21,506
                                                 ===      ====      ========    =========   =======       =======       =======

   The accompanying notes are an integral part of the consolidated financial statements.

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEAR ENDED DECEMBER 31
                                                              ---------------------------------
                                                                1996        1997        1998
                                                              ---------   ---------   ---------
                                                                       (IN THOUSANDS)
OPERATING ACTIVITIES:
Net income (loss)...........................................  $  32,462   $  36,237   $  (7,736)
Adjustments to reconcile net income (loss) to net cash
  provided (used) by operating activities:
  Recapitalization costs....................................         --          --      40,500
  Depreciation and amortization.............................     10,846      11,331      14,805
  Accretion of original issue and amortization of purchase
    discounts...............................................      4,592       4,856       6,300
  Amortization of debt issuance costs and interest rate
    caps....................................................        531         418       1,276
  Gain on sale of property, buildings and equipment.........        (81)       (855)     (1,404)
  Deferred income taxes.....................................        (78)      2,837       2,370
  Changes in assets and liabilities, excluding the effects
    of acquisitions:
    Sale of trade accounts receivable.......................         --          --     274,245
    Trade and other receivables.............................    (21,058)    (32,641)    (23,644)
    Inventories.............................................    (24,389)    (31,671)     (5,645)
    Prepaid expenses and other current assets...............      5,930      (1,120)     (2,151)
    Other assets............................................        700      (3,652)        191
    Accounts payable........................................     20,323       9,690      (8,445)
    Accrued payroll and benefit costs.......................     (1,942)      1,594      (8,380)
    Other current and noncurrent liabilities................    (12,700)     (9,001)     (5,428)
                                                              ---------   ---------   ---------
         Net cash provided (used) by operating activities...     15,136     (11,977)    276,854
INVESTING ACTIVITIES:
Capital expenditures........................................     (9,330)    (11,591)    (10,694)
Proceeds from the sale of property, buildings and
  equipment.................................................      2,338       3,996       2,039
Advances to affiliates......................................         --          --      (1,461)
Acquisitions, net of cash acquired (NOTE 19)................   (103,918)    (13,914)   (173,976)
                                                              ---------   ---------   ---------
         Net cash used by investing activities..............   (110,910)    (21,509)   (184,092)
FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt....................    546,396     430,843   1,064,288
Repayments of long-term debt................................   (459,730)   (389,613)   (797,555)
Debt issuance costs.........................................       (682)       (172)    (10,693)
Recapitalization costs......................................         --          --     (28,974)
Repurchase of common stock..................................         --        (324)   (657,956)
Proceeds from issuance of common stock......................      1,200         372     332,795
Proceeds from contributed capital...........................         --          --       5,806
                                                              ---------   ---------   ---------
         Net cash provided (used) by financing activities...     87,184      41,106     (92,289)
                                                              ---------   ---------   ---------
Net change in cash and cash equivalents.....................     (8,590)      7,620         473
Cash and cash equivalents at the beginning of period........      8,590          --       7,620
                                                              ---------   ---------   ---------
Cash and cash equivalents at the end of period..............  $      --   $   7,620   $   8,093
                                                              =========   =========   =========

   The accompanying notes are an integral part of the consolidated financial statements.

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

     WESCO International, Inc. and its subsidiaries (collectively, "WESCO"), headquartered in Pittsburgh, Pennsylvania, is a full-line distributor of electrical supplies and equipment and is a provider of integrated supply procurement services. WESCO currently operates branch locations in the United States, Canada, Mexico, Puerto Rico, Guam, Singapore and the United Kingdom.

     Subsequent to the completion in June 1998 of a leveraged recapitalization (see Note 3), WESCO was substantially owned by an investor group led by affiliates of The Cypress Group L.L.C. ("Cypress") with WESCO's management retaining the remaining interest.

     On February 28, 1994, Clayton & Dubilier Private Equity Fund IV Limited Partnership, managed by Clayton, Dubilier & Rice ("CD&R"), formed WESCO Distribution, Inc. for the purpose of acquiring substantially all of the assets and certain liabilities of Westinghouse Electric Supply Company ("1994 Formation") from the former Westinghouse Electric Corporation ("Westinghouse").

2. ACCOUNTING POLICIES

  Basis of Presentation

     The consolidated financial statements include the accounts of WESCO International, Inc. and all of its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions. These may affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements. They may also affect the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates upon subsequent resolution of some matters.

  Revenue Recognition

     Revenues are recognized at the time products are shipped or services are rendered.

  Cash Equivalents

     Cash equivalents are defined as highly liquid investments with original maturities of 90 days or less when purchased.

  Asset Securitization

     WESCO accounts for the securitization of accounts receivable in accordance with Statement of Financial Accounting Standards ("SFAS") No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." At the time the receivables are sold the balances are removed from the balance sheet. SFAS No. 125 also requires retained interests in the transferred assets to be measured by allocating the previous carrying amount between the assets sold and retained interests, if any, based on their relative fair values at the date of transfer.

  Inventories

     Inventories primarily consist of merchandise purchased for resale and are stated at the lower of cost or market. Cost is determined principally under the average cost method.

  Property, Buildings and Equipment

     Property, buildings and equipment are recorded at cost. Depreciation expense is determined using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over either their respective lease terms or their estimated lives, whichever is shorter. Expenditures for new facilities and improvements that extend the useful life of an asset are capitalized. Ordinary repairs and maintenance are expensed as incurred. When property is retired or otherwise disposed of, the cost and the related accumulated depreciation are removed from the accounts and any related gains or losses are recorded.

  Intangible Assets

     Goodwill and other intangible assets arising from acquisitions are amortized on a straight-line basis over periods not exceeding 35 years. The carrying value of individual components of intangible assets are regularly reviewed by evaluating the estimated future undiscounted cash flows to determine recoverability of the assets. Any decrease in value is recognized on a current basis.

  Income Taxes

     Income taxes are accounted for under the liability method. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances, if any, are provided when a portion or all of a deferred tax asset may not be realized.

  Earnings Per Share

     Basic earnings per share are computed by dividing net income by the weighted-average common shares outstanding during the respective periods. Diluted earnings per share are computed by dividing net income by the weighted-average common shares and common share equivalents outstanding during the period. The dilutive effect of common share equivalents is considered in the diluted earnings per share computation using the treasury stock method.

  Foreign Currency Translation

     The local currency is the functional currency for substantially all of WESCO's operations outside the United States. Assets and liabilities of these operations are translated to U.S. dollars at the exchange rate in effect at each period end. Income statement accounts are translated at the average exchange rate prevailing during the period. Translation adjustments arising from the use of differing exchange rates from period to period are included as a component of stockholders' equity. Gains and losses from foreign currency transactions are included in net income for the period.

  Financial Instruments

     Periodically, WESCO enters into interest rate cap, floor and collar agreements to mitigate the exposure changes in interest rates have on variable-rate borrowings. If the requirements for hedge accounting are met, amounts paid or received under these agreements are recognized over the life of the agreements as adjustments to interest expense. Otherwise, the instruments are marked to market and the gains and losses from changes in the market value of the contracts are recorded in the current period. These financial instruments did not have a material impact on WESCO's consolidated financial statements for the three years ended December 31, 1998.

  Environmental Expenditures

     WESCO has facilities and operations which distribute certain products that must comply with environmental regulations and laws. Expenditures for current operations are expensed or capitalized, as appropriate. Expenditures relating to existing conditions caused by past operations, and which do not contribute to future revenue, are expensed. Liabilities are recorded when remedial efforts are probable and the costs can be reasonably estimated.

  Reclassifications

     Certain prior year amounts have been reclassified in order to conform with the current presentations.

  Recent Accounting Pronouncements

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities." This statement, which is effective for fiscal years beginning after December 15, 1998, requires costs incurred to open a new facility, introduce a new product, commence a new operation or other similar activities to be expensed as incurred. Management does not expect this statement will have a material impact on the results of operations and financial position.

     In June 1998, The Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective in fiscal years beginning after June 15, 1999, although early adoption is permitted. This Statement requires the recognition of the fair value of any derivative financial instrument on the balance sheet. Changes in fair value of the derivative and, in certain instances, changes in the fair value of an underlying hedged asset or liability, are recognized through either income or as a component of other comprehensive income. Management does not expect this Statement will have a material impact on the results of operation or financial position of WESCO.

3. RECAPITALIZATION

     On June 5, 1998, WESCO repurchased and retired all of the common stock of WESCO held by CD&R, Westinghouse, and certain other management and nonmanagement stockholders for an aggregate consideration of approximately $653.5 million ("Equity Consideration"), repaid approximately $379.1 million of then outstanding indebtedness, and sold to an investor group led by affiliates of Cypress common stock representing approximately 88.7% of WESCO for an aggregate cash consideration of $318.1 million ("Cash Equity Contribution") (collectively, "Recapitalization"). WESCO funded the Equity Consideration and the repayment of indebtedness from proceeds of the Cash Equity Contribution, issuance of approximately $351 million of Senior Subordinated and Senior Discount Notes, a new $170 million credit facility and the sale of approximately $250 million of accounts receivable. The transaction was treated as a recapitalization for financial reporting purposes and, accordingly, the historical bases of WESCO's assets and liabilities were not affected.

     In connection with the Recapitalization, WESCO recorded a one-time charge of $51.8 million primarily related to noncapitalized financing expenses, professional and legal fees and management compensation costs.

4. ACCOUNTS RECEIVABLE SECURITIZATION

     WESCO and certain of its subsidiaries entered into an agreement with a financial institution and a multi-seller asset-backed commercial paper issuer ("Receivables Facility") whereby it sells on a continuous basis an undivided interest in all eligible accounts receivable while maintaining a subordinated interest in a portion of the receivables. Pursuant to the Receivables Facility, WESCO formed WESCO Receivables Corporation, a wholly-owned, special purpose, bankruptcy-remote subsidiary ("SPC"). SPC was formed to purchase, on a revolving basis and not to exceed $300 million, trade accounts receivables generated by certain subsidiaries of WESCO. WESCO may, under certain circumstances, increase the size of the Receivables Facility when the amount of eligible trade accounts receivables exceeds $300 million. The SPC will transfer to a trust all the receivables and the commercial paper issuer will provide financing to pay the purchase price of the receivables.

     As of December 31, 1998, securitized accounts receivable totaled $360.1 million, of which the subordinated retained interest was $84.1 million. Accordingly, $276 million of accounts receivable balances were removed from the consolidated balance sheet. Net proceeds from the transactions totaled $274.2 million. Proceeds from securitized receivables were used primarily to complete the Recapitalization discussed in Note 3 and for general working capital needs. During 1998, WESCO incurred costs associated with the Receivables Facility of $10.1 million, primarily related to the discount and loss on the sale of such receivables, partially offset by related servicing revenue. This amount is recorded as other expenses in the consolidated statement of operations.

5. ACQUISITIONS

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

     The Bruckner purchase price at closing was $99.1 million, consisting of $72.5 million in cash and a noninterest bearing convertible note discounted to a value of $26.6 million for financial reporting purposes, resulting in goodwill of $88.0 million.

     The Bruckner purchase agreement provided for certain post-closing adjustments, which were paid in December 1998 and totaled $6.0 million. The agreement also provides for additional contingent consideration, not to exceed $130 million, of which $30 million was payable and recorded in other current liabilities at December 31, 1998, to be paid based on a multiple of increases in earnings before interest, taxes, depreciation and amortization of Bruckner with respect to calendar years 1998 through 2004. Following an initial public offering, up to 50% of the additional contingent consideration, if any, may be converted at the election of the holder into Class A common stock at the then market value.

     In January 1998 WESCO acquired the electrical distribution businesses of Avon Electric Supplies, Inc. and its affiliates ("Avon"). Net sales totaled approximately $85 million in 1997.

     The following unaudited pro forma information assumes that the Bruckner and Avon acquisitions had occurred at the beginning of each period presented. Adjustments to arrive at the pro forma information include, among others, those related to acquisition financing, amortization of goodwill and the related tax effects of such adjustments at an assumed rate of 39%.

                                                                   YEAR ENDED DECEMBER 31
                                                             ----------------------------------
                                                                 1997                 1998
                                                             -------------        -------------
                                                                        (UNAUDITED)
                                                             (IN THOUSANDS, EXCEPT SHARE DATA)
Sales, net.................................................   $2,901,725           $3,205,333
Net income (loss)..........................................       41,551               (3,102)
Basic earnings (loss) per share............................        35.48                (3.98)
Diluted earnings (loss) per share..........................        30.07                (3.98)

     The pro forma financial information does not purport to present what WESCO's results of operations would have been if the Bruckner and Avon acquisitions had actually occurred at the beginning of each period presented, or to project WESCO's results of operations for any future period.

     In addition to the Bruckner and Avon acquisitions, WESCO acquired four other distributors in 1998, the largest of which were Brown Wholesale Electric Company (acquired January 1998) and Reily Electric Supply, Inc. (acquired May
1998). In 1996 and 1997 combined, WESCO acquired nine distributors. A summary of certain information with respect to all acquisitions follows:

                                                              YEAR ENDED DECEMBER 31
                                                          -------------------------------
                                                            1996       1997        1998
                                                          --------    -------    --------
                                                                  (IN THOUSANDS)
Aggregate purchase price................................  $110,597    $16,164    $250,218
Recorded goodwill.......................................    59,766      5,913     162,743

     All of the acquisitions were accounted for under the purchase method of accounting for business combinations. The results of operations of these companies are included in the consolidated financial statements prospectively from the acquisition dates. Pro forma results of these acquisitions, excluding Bruckner and Avon, assuming they had been made at the beginning of each year presented, would not be materially different from the consolidated results reported herein.

6. CONCENTRATIONS OF CREDIT RISK AND SIGNIFICANT SUPPLIERS

     WESCO distributes its products and services and extends credit to a large number of customers in the industrial, construction, utility and manufactured structures markets. In addition, one supplier accounted for approximately 18%, 18% and 15% of WESCO's purchases for each of the three years in the period ended December 31, 1998, respectively.

7. PROPERTY, BUILDINGS AND EQUIPMENT

     The following table sets forth property, buildings and equipment:

                                                                  DECEMBER 31
                                                              -------------------
                                                               1997        1998
                                                              -------    --------
                                                                (IN THOUSANDS)
Land........................................................  $17,875    $ 17,613
Buildings and leasehold improvements........................   61,629      59,619
Furniture, fixtures and equipment...........................   30,083      43,734
                                                              -------    --------
                                                              109,587     120,966
Accumulated depreciation and amortization...................  (20,721)    (26,907)
                                                               88,866      94,059
Construction in progress....................................    6,216      13,537
                                                              -------    --------
                                                              $95,082    $107,596
                                                              =======    ========

8. OTHER ASSETS

     The following table sets forth the components of other assets:

                                                                   DECEMBER 31
                                                                ------------------
                                                                 1997       1998
                                                                -------    -------
                                                                  (IN THOUSANDS)
Debt issuance costs.........................................    $ 1,270    $10,654
Software costs..............................................      6,846      7,866
Favorable lease commitments.................................      1,054      1,054
Other.......................................................      1,916      4,115
                                                                -------    -------
                                                                 11,086     23,689
Accumulated amortization....................................     (7,355)    (8,481)
                                                                -------    -------
                                                                  3,731     15,208
Investment in and advances to affiliate.....................         --     11,598
Restricted cash.............................................      5,878         --
                                                                -------    -------
                                                                $ 9,609    $26,806
                                                                =======    =======

     Debt issuance costs are amortized on a straight-line basis, which does not differ materially from the effective-interest rate method, over the term of the related debt. Investment in and advances to affiliate represents WESCO's investment in and amounts due from an unconsolidated equity-owned affiliate. Restricted cash represented proceeds received from the sale of properties that collateralized certain mortgage notes. Such mortgage notes were repaid in connection with the Recapitalization.

9. LONG TERM DEBT

     The following table sets forth WESCO's outstanding indebtedness:

                                                                  DECEMBER 31
                                                              --------------------
                                                                1997        1998
                                                              --------    --------
                                                                 (IN THOUSANDS)
Term loans..................................................        --    $169,500
Revolving facility..........................................        --      42,450
Old revolving facility......................................  $226,145          --
Senior subordinated notes (1)...............................        --     289,194
Senior discount notes (2)...................................        --      52,071
Mortgage notes (3)..........................................    65,291          --
Other.......................................................     3,730      42,615
                                                              --------    --------
                                                               295,166     595,830
Less current portion........................................      (891)    (16,592)
                                                              --------    --------
                                                              $294,275    $579,238
                                                              ========    ========

-------------------------

(1) Net of original issue discount of $918 and purchase discount of $9,888
(2) Net of original issue discount of $33,266 and purchase discount of $1,664
(3) Net of original issue discount of $16,601

     In connection with the Recapitalization, the old revolving facility and the mortgage notes were repaid. The old revolving facility was pursuant to credit agreements with various banks that provided for an aggregate $360 million of revolving credit facilities maturing in February 2000. This facility provided variable-rate borrowings tied to market indexes plus a fixed margin. The mortgage notes consisted of a zero coupon First Mortgage Note due February 2001 and an 8.0% First Mortgage Note due February 2001, each held by Westinghouse.

     The term loans and revolving facility borrowings were made pursuant to a credit agreement ("Credit Agreement") entered into by and between WESCO Distribution, Inc., ("WESCO Distribution") a wholly owned subsidiary of WESCO and certain financial institutions. The Credit Agreement provides for three term loan facilities in an aggregate principal amount of $270 million, consisting of Tranche A Term Loan, Tranche B Term Loan and a Delayed Draw Term Loan Facility, and a $100 million Revolving Credit Facility. Tranche A Term Loan provides for aggregate borrowings of $80 million, Tranche B Term Loan provides for aggregate borrowings of $90 million and the Delayed Draw Term Loan Facility provides for up to $100 million aggregate principal. The term loan facilities mature in various periods from 2004 through 2006. The Revolving Credit Facility provides for up to $100 million of revolving credit denominated in U.S. dollars or Canadian dollars. The maximum Canadian sublimit is approximately $46 million. The Revolving Credit Facility matures in 2004.

     Borrowings under the Credit Agreement are guaranteed by WESCO and are collateralized by substantially all the assets of WESCO and bear rates of interest equal to various indices, at WESCO's option, such as LIBOR, prime rate or the Federal Funds rate, plus a borrowing margin based on WESCO's financial performance. At December 31, 1998, the interest rate on Tranche A Term Loan, Tranche B Term Loan and the Revolving Credit Facility was 7.6%, 7.8% and 8.3%, respectively. In addition, WESCO has a 0.5% commitment fee on the unused commitments under the Revolving Credit Facility and the Delayed Draw Term Loan Facility.

     At December 31, 1998, WESCO has four interest rate cap and two interest rate collar agreements with aggregate notional amounts of $205 million that expire at various times between August 1999 and February 2000. The aggregate cost of these agreements of $0.2 million is being amortized to interest expense on a straight-line basis over the period of the agreements. The agreements effectively provide a ceiling for LIBOR at 7.0% and, with respect to $50 million notional value of interest rate collars, a floor of 4.5%. The market value of the interest rate caps and collars approximates the carrying value at December 31, 1998.

     The Senior Subordinated Notes in an aggregate principal amount of $300 million were issued by WESCO Distribution. The notes are unsecured obligations and are fully and unconditionally guaranteed by WESCO. The Senior Subordinated Notes bear interest at 9-1/8%, payable semiannually on June 1 and December 1 beginning December 1, 1998. The notes are due June 1, 2008. The Senior Subordinated Notes are redeemable by WESCO Distribution at any time prior to June 1, 2001, up to a maximum of 35% of the original aggregate principal amount of the Senior Subordinated Notes, with proceeds of an equity offering at a redemption price equal to 109.125% of the principal amount provided plus accrued and unpaid interest.

     In addition, the Senior Subordinated Notes are redeemable at the option of WESCO Distribution, in whole or in part, at any time after June 1, 2003 at the following prices:

                                                          REDEMPTION PRICE
                                                          ----------------
2003..................................................        104.563%
2004..................................................        103.042
2005..................................................        101.521
2006 and thereafter...................................        100.000

     At any time prior to June 1, 2003, the Senior Subordinated Notes may be redeemed, in whole but not in part, at the option of the Company at any time within 180 days after a change of control, at a redemption price equal to the principal amount thereof plus accrued and unpaid interest and the then applicable premium. In addition, the noteholders have the right to require WESCO, upon a change of control, to repurchase all or any part of the Senior Subordinated Notes at a redemption price equal to 101% of the principal amount provided plus accrued and unpaid interest.

     The Senior Discount Notes, issued by WESCO, have an aggregate principal amount of $87 million. The notes were issued with an original issue discount of $36.5 million that is being accreted over the period ending June 1, 2003. Beginning June 1, 2003, interest accrues at 11 1/8% payable semiannually on June 1 and December 1. At any time prior to June 1, 2001, WESCO may redeem, in whole but not in part, the Senior Discount Notes with the proceeds of an equity offering at a redemption price equal to 111.125% of the accreted value at the date of redemption.

     Approximately 35% of the then outstanding Senior Discount Notes ($30.9 million at December 31, 1998) must be redeemed on June 1, 2003. The remaining notes are due June 1, 2008 and are redeemable at the option of WESCO, in whole or in part, at any time after June 1, 2003 at the following prices:

                                                          REDEMPTION PRICE
                                                          ----------------
2003..................................................        105.563%
2004..................................................        103.708
2005..................................................        101.854
2006 and thereafter...................................        100.000

     At any time prior to June 1, 2003, the Senior Discount Notes may be redeemed, in whole but not in part, at the option of WESCO at any time within 180 days after a change of control, at a redemption price equal to 100% of the accreted value to the redemption date plus the then applicable premium. In addition, the noteholders have the right to require WESCO, upon a change of control, to repurchase all or any part of the Senior Discount Notes at a redemption price equal to 101% of the accreted value prior to June 1, 2003 or 101% of the principal amount plus accrued and unpaid interest if after June 1, 2003.

     At December 31, 1997 and 1998, other borrowings primarily consist of notes issued to sellers in connection with acquisitions, of which $2 million and $37 million, respectively, are convertible into common stock at an initial public equity offering price.

     The following table sets forth the aggregate principal repayment requirements for all indebtedness for the next five years:

                                                            (IN THOUSANDS)
1999....................................................       $16,871
2000....................................................        40,736
2001....................................................        13,071
2002....................................................        16,530
2003....................................................        51,412

     The credit agreements contain various restrictive covenants that, among other things, impose limitations on (i) dividend payments or certain other restricted payments or investments; (ii) the incurrence of additional indebtedness and guarantees or issuance of additional stock; (iii) creation of liens; (iv) mergers, consolidation or sales of substantially all of WESCO's assets (v) certain transactions among affiliates; (vi) payments by certain subsidiaries to WESCO; and (vii) capital expenditures. In addition, the agreements require WESCO to meet certain leverage, working capital and interest coverage ratios.

     WESCO is permitted to pay dividends under certain limited circumstances. At December 31, 1997 and 1998, no retained earnings were available for dividend payments.

     Based on current market interest rates and discounted cash flow analyses, the fair value of WESCO's long-term debt approximates its carrying value at December 31, 1997 and 1998.

     WESCO had $3.3 million and $4.5 million of outstanding letters of credit at December 31, 1997 and 1998, respectively. These letters of credit are used as collateral for performance and bid bonds. The value of the letters of credit approximates the contract value.

10. OTHER CURRENT LIABILITIES

     The following table sets forth the components of other current liabilities:

                                                         DECEMBER 31
                                                      ------------------
                                                       1997       1998
                                                      -------    -------
                                                        (IN THOUSANDS)
Accrued taxes other than income.....................  $10,696    $12,466
Accrued interest....................................    1,508      4,986
Deferred acquisition payable........................       --     30,000
Other...............................................    7,950      4,219
                                                      -------    -------
                                                      $20,154    $51,671
                                                      =======    =======

11. CAPITAL STOCK

  Common Stock

     There are 2,000,000 shares each of Class A and Class B common stock authorized at a par value of $.01 per share. The Class B common stock is identical to the Class A Common Stock, except for voting and conversion rights. The holders of Class B common stock have no voting rights. With certain exceptions, Class B common stock may be converted, at the option of the holder, into the same number of shares of Class A common stock. No Class B common stock was outstanding at December 31, 1997.

  Redeemable Class A Common Stock

     Certain employees and key management of WESCO who hold Class A common stock and options may require WESCO to repurchase, under certain conditions, death, disability or termination without cause during the term of employment, all of the shares and the exercisable portion of the options held. This repurchase right terminates upon the consummation of an initial equity public offering of WESCO's Class A common stock. In connection with the redemption features described above, WESCO has classified outside of permanent equity an amount representing the initial fair value of the redeemable shares. These shares and exercisable options have not been marked to market since the events of redemption are considered remote.

     The following table sets forth capital stock share activity:

                                                                                REDEEMABLE
                                                         CLASS A     CLASS B     CLASS A
                                                         --------    -------    ----------
December 31, 1995......................................   933,280        --       79,904
Options exercised......................................        --        --        3,428
Shares issued..........................................        --        --        4,750
                                                         --------    ------      -------
December 31, 1996......................................   933,280                 88,082
Options exercised......................................        --        --        1,714
Shares issued..........................................        --        --          800
Shares repurchased.....................................        --        --       (1,290)
                                                         --------    ------      -------
December 31, 1997......................................   933,280                 89,306
Recapitalization, net..................................  (498,554)   80,504      (28,046)
Shares issued..........................................        --        --       26,984
Shares repurchased.....................................        --        --       (9,636)
Options exercised......................................     1,430        --        6,200
                                                         --------    ------      -------
December 31, 1998......................................   436,156    80,504       84,808
                                                         ========    ======      =======

12. INCOME TAXES

     The following table sets forth the components of the provision for income taxes:

                                                                YEAR ENDED DECEMBER 31
                                                             ----------------------------
                                                              1996       1997       1998
                                                             -------    -------    ------
                                                                    (IN THOUSANDS)
Current taxes
  Federal..................................................  $15,360    $16,689    $5,037
  State....................................................    2,872      3,067     1,229
  Foreign..................................................      210      1,117      (117)
                                                             -------    -------    ------
     Total current.........................................   18,442     20,873     6,149
Deferred taxes
  Federal..................................................   (1,588)     2,727     1,926
  State....................................................     (267)      (183)      431
  Foreign..................................................      523        293        13
  Charge in lieu of taxes..................................    1,254         --        --
                                                             -------    -------    ------
     Total deferred........................................      (78)     2,837     2,370
                                                             -------    -------    ------
                                                             $18,364    $23,710    $8,519
                                                             =======    =======    ======

     At the time of the 1994 Formation, WESCO had approximately $45 million of future tax deductions ($18 million of future tax benefits) that resulted in the creation of certain deferred tax assets. At that time, WESCO recorded a valuation allowance for the full amount of the deferred tax assets reflected on the opening balance sheet since the realization of the future tax benefits was not considered likely. However, at December 31, 1996, all of these deductions had been recognized as a reduction in noncurrent intangible assets.

     The charge in lieu of taxes recognized in 1996 represents the amount of tax expense that would have been recognized had the benefits described above been recorded at the time of the 1994 Formation.

     The following table sets forth the components of income before income taxes by jurisdiction:

                                                                YEAR ENDED DECEMBER 31
                                                             ----------------------------
                                                              1996       1997       1998
                                                             -------    -------    ------
                                                                    (IN THOUSANDS)
United States..............................................  $49,072    $57,083    $1,743
Canada.....................................................    1,754      2,864      (960)
                                                             -------    -------    ------
                                                             $50,826    $59,947    $  783
                                                             =======    =======    ======

     The following table sets forth the reconciliation between the federal statutory income tax rate and the effective rate:

                                                              YEAR ENDED DECEMBER 31
                                                              -----------------------
                                                              1996    1997     1998
                                                              ----    ----    -------
Federal statutory rate......................................  35.0%   35.0%      35.0%
State taxes, net of federal tax benefit.....................   4.2     3.3      137.8
Nondeductible expenses......................................   2.5     2.6      206.2
Recapitalization costs......................................    --      --      657.8
Foreign taxes...............................................  (0.1)    0.3      (51.1)
Net adjustment to valuation allowance.......................  (5.8)     --         --
Other.......................................................   0.3    (1.6)     102.3
                                                              ----    ----    -------
                                                              36.1%   39.6%   1,088.0%
                                                              ====    ====    =======

     In 1996, WESCO determined that it was more likely than not that it would realize the benefits of certain deferred tax assets originating subsequent to the 1994 Formation. As a result, WESCO recognized benefits of approximately $2.9 million associated with the realization of post formation deferred tax assets through the reversal of the associated valuation allowance.

     The following table sets forth deferred tax assets and liabilities:

                                                                  DECEMBER 31
                                                              --------------------
                                                                1997        1998
                                                              --------    --------
                                                                 (IN THOUSANDS)
Accounts receivable.........................................  $  4,236    $  6,330
Inventory...................................................     4,819       5,325
Other.......................................................     5,222       4,562
                                                              --------    --------
     Deferred tax assets....................................    14,277      16,217
                                                              --------    --------
Intangibles.................................................    (3,766)     (4,792)
Property, buildings and equipment...........................    (4,079)     (4,173)
Other.......................................................    (8,817)     (9,867)
                                                              --------    --------
     Deferred tax liabilities...............................   (16,662)    (18,832)
                                                              --------    --------
                                                              $ (2,385)   $ (2,615)
                                                              ========    ========

13. EARNINGS PER SHARE

     The following table sets forth the details of basic and diluted earnings per share:

                                                             YEAR ENDED DECEMBER 31
                                                       -----------------------------------
                                                          1996          1997        1998
                                                       ----------    ----------    -------
                                                       (DOLLARS IN THOUSANDS, EXCEPT SHARE
                                                                      DATA)
Net income (loss)....................................  $   32,462    $   36,237    $(7,736)
Interest on convertible debt.........................          --           125         --
                                                       ----------    ----------    -------
Net income (loss) used in diluted earnings per
  share..............................................  $   32,462    $   36,362    $(7,736)
Weighted average common shares outstanding used in
  computing basic earnings (loss) per share..........   1,015,238     1,021,282    779,440
Common shares issuable upon exercise of dilutive
  stock options......................................      86,335       125,729         --
Assumed conversion of convertible debt...............          --         6,606         --
                                                       ----------    ----------    -------
Weighted average common shares outstanding and common
  share equivalents used in computing diluted
  earnings (loss) per share..........................   1,101,573     1,153,617    779,440
                                                       ==========    ==========    =======
Basic earnings (loss) per share......................  $    31.97    $    35.48    $ (9.93)
Diluted earnings (loss) per share....................       29.47         31.52      (9.93)

     Interest on convertible debt of $1.3 million and common share equivalents outstanding in 1998 of 114,718 were anti-dilutive and, accordingly, were not considered in the computation of diluted loss per share for the year ended December 31, 1998.

14. EMPLOYEE BENEFIT PLANS

     A majority of WESCO's employees are covered by defined contribution retirement savings plans for their service rendered subsequent to the 1994 Formation. Westinghouse retained certain retiree pension and health benefits for service rendered prior to the 1994 Formation. U.S. employee contributions of not more than 6% of eligible compensation are matched 50% by WESCO. WESCO's contributions for Canadian employees range from 1% to 6% of eligible compensation based on years of service.

     In addition, employer contributions may be made at the discretion of the Board of Directors and can be based on WESCO's current year performance. Employees are credited for service with Westinghouse in determining the vesting of WESCO's contributions. For the years ended December 31, 1996, 1997 and 1998, WESCO contributed $9.3 million, $12.5 million and $14.1 million, respectively, which was charged to expense.

15. STOCK INCENTIVE PLANS

    Stock Purchase Plan.

     In connection with the Recapitalization, WESCO established a stock purchase plan ("1998 Stock Purchase Plan") under which certain employees may be granted an opportunity to purchase WESCO's Class A common stock. The maximum number of shares available for purchase may not exceed 7,400. The purchase price per share is determined by the Board of Directors of WESCO to represent fair market value, as defined by the Stock Subscription Agreement. Should the purchase price of the stock be less than the fair market value of the stock at the grant date, such excess will be recorded as compensation expense in the consolidated statements of operations. During 1998, 5,050 shares were issued at a weighted-average share price of $621.

     At the time of the 1994 Formation, WESCO established a stock purchase plan ("1994 Stock Purchase Plan") under which certain employees were granted an opportunity to purchase WESCO's Class A Common Stock. Future purchases of shares under the 1994 Stock Purchase Plan were terminated in conjunction with the establishment of the 1998 Stock Purchase Plan. Shares purchased under the 1994 Stock Purchase Plan in the periods indicated were as follows:

                                                               YEAR ENDED DECEMBER 31
                                                              ------------------------
                                                               1996     1997     1998
                                                              ------    ----    ------
Shares purchased............................................   2,610     800     2,292
Weighted-average share price................................  $  169    $251    $  621

    Other Stock Purchases.

     In addition, certain key management employees of WESCO, nonemployee directors and other investors may be granted an opportunity to purchase WESCO's Class A common stock. The purchase price per share is determined by the Board of Directors to represent the fair market value, as defined by the Stock Subscription Agreement. At December 31, 1997 and 1998, 54,150 shares and 73,792 shares, respectively, had been purchased.

     Other stock purchases in the periods indicated were as follows:

                                                               YEAR ENDED DECEMBER 31
                                                              -------------------------
                                                               1996     1997     1998
                                                              ------    ----    -------
Shares purchased............................................   2,140    --       19,642
Weighted-average share price................................  $  195    --      $   621

    Stock Option Plans.

     WESCO has sponsored three stock options plans, the 1998 Stock Option Plan, the Stock Option Plan for Branch Employees (collectively "Stock Option Plans") and the 1994 Stock Option Plan. Participation is limited to executive and senior officers, certain other key employees and branch employees. The Stock Option Plans and the 1994 Stock Option Plan cover a maximum of 112,500 and 181,000 shares of WESCO's Class A common stock, respectively. The exercise price per share is determined by the Board of Directors to represent the fair market value, as defined by these plans, at the grant date.

     Options granted will vest and will become exercisable over periods ranging from four to five years or earlier based on WESCO achieving certain financial performance criteria, except in the event of a change in control. Each option terminates on the tenth anniversary of its grant date unless terminated sooner under certain conditions.

     The plans require WESCO to repurchase the exercisable portion of the options held by an employee if the employee dies, is disabled or terminated without cause during the term of employment. This repurchase right terminates upon consummation of an initial public equity offering of WESCO's Class A common stock. Since the triggering event requiring the repurchase is considered remote, WESCO accounts for the plans as fixed plans and, accordingly, no compensation expense has been recorded.

     In connection with the Recapitalization, future issuances of options under the 1994 Stock Option Plan were terminated and all options granted under the 1994 Stock Option Plan became fully vested.

     The following table sets forth shares of common stock reserved for future issuance at December 31, 1998:

Stock Purchase Plan.........................................     2,350
Stock Option Plans..........................................    27,607

     The following table sets forth a summary of stock option activity and related information for the years indicated:

                                           1996                        1997                        1998
                                 ------------------------    ------------------------    ------------------------
                                              WEIGHTED                    WEIGHTED                    WEIGHTED
                                              AVERAGE                     AVERAGE                     AVERAGE
                                 OPTIONS   EXERCISE PRICE    OPTIONS   EXERCISE PRICE    OPTIONS   EXERCISE PRICE
                                 -------   --------------    -------   --------------    -------   --------------
Beginning of year..............  95,970         $102          98,842        $107         119,844        $127
Granted (1)....................   6,300          181          26,140         198          72,100         565
Exercised......................  (3,428)         100          (1,714)        100         (19,626)        155
Canceled.......................      --           --          (3,424)        102          (6,686)        221
                                 ------                      -------                     -------
End of year....................  98,842          107         119,844         127         165,632         310
                                 ======                      =======                     =======
Exercisable at end of year.....  18,796          101          33,848         103          88,822         119

-------------------------

(1) Options granted in 1998 include 11,000 options that were issued at a discount, resulting in approximately $4.1 million of compensation expense. Of these options, 6,200 were subsequently exercised. The remaining 4,800 were forfeited and the associated costs were classified as additional capital.

     The Westinghouse option discussed in Note 16 is not included in the information set forth above.

     The following table sets forth exercise prices for options outstanding as of December 31, 1998:

EXERCISE PRICE                  WEIGHTED AVERAGE
  PER OPTION     OPTIONS   REMAINING CONTRACTUAL LIFE
--------------   -------   --------------------------
100$.00....      63,148    5.6 years
114.30....       12,431    7.0
195.40....       27,913    8.0
250.97....        1,040    8.9
621.08....       61,100    9.6

     In connection with the implementation of SFAS No. 123, "Accounting for Stock-Based Compensation," WESCO has elected to continue to account for stock-based compensation arrangements under the provisions of Accounting Principles Board (APB) Opinion No. 25.

     If compensation costs had been determined based on the fair value at the grant dates according to SFAS No. 123, WESCO's net income and earnings per share, would have been as follows:

                                                               YEAR ENDED DECEMBER 31
                                                            -----------------------------
                                                             1996       1997       1998
                                                            -------    -------    -------
                                                             (IN THOUSANDS, EXCEPT SHARE
                                                                        DATA)
Net income (loss)
  As reported.............................................  $32,462    $36,237    $(7,736)
  Pro forma...............................................   32,441     36,144     (8,629)
Basic earnings (loss) per share
  As reported.............................................  $ 31.97    $ 35.48    $ (9.93)
  Pro forma...............................................    31.95      35.39     (11.07)
Diluted earnings (loss) per share
  As reported.............................................  $ 29.47    $ 31.52    $ (9.93)
  Pro forma...............................................    29.45      31.44     (11.07)

     The weighted-average fair value per option granted was $16.70, $33.56 and $223.20, for the years ended December 31, 1996, 1997 and 1998, respectively.

     For purposes of presenting pro forma results, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and the following assumptions:

                                                               YEAR ENDED DECEMBER 31
                                                              ------------------------
                                                              1996      1997      1998
                                                              ----      ----      ----
Risk-free interest rate.....................................  6.5%      6.5%      5.0%
Expected life (years).......................................    7         7         7
                                                              ===       ===       ===

16. RELATED PARTIES

     Prior to the Recapitalization, Westinghouse was considered a related party. A summary of purchases from and sales to Westinghouse follows:

                                                                YEAR ENDED DECEMBER 31
                                                             ----------------------------
                                                              1996       1997       1998
                                                             -------    -------    ------
                                                                    (IN THOUSANDS)
Purchases from Westinghouse................................  $19,115    $15,498    $2,765
Sales to Westinghouse......................................   21,192     21,666     7,271
                                                             =======    =======    ======

     The amount due from Westinghouse at December 31, 1997, net of amounts owed was approximately $2.6 million.

     In connection with the 1994 Formation, WESCO granted Westinghouse an option to purchase 100,000 shares of Class A common stock at $100 per share. The fair value of this option, or $2.5 million, was included in the consolidated balance sheets as common stock to be issued under option. This option was exercised and the associated shares were repurchased in connection with the Recapitalization.

     In connection with the Recapitalization, WESCO paid Cypress $9.5 million related to transaction fees and WESCO received from CD&R $5.8 million as contributed capital. Prior to the Recapitalization, WESCO paid CD&R an annual financial advisory and management consulting fee of $0.4 million.

17. COMMITMENTS AND CONTINGENCIES

     Future minimum rental payments required under operating leases, primarily for real property that have noncancelable lease terms in excess of one year as of December 31, 1998, are as follows:

                                                                (IN THOUSANDS)
1999........................................................       $17,827
2000........................................................        15,677
2001........................................................        13,399
2002........................................................         9,083
2003........................................................         5,034
Thereafter..................................................         9,787

     Rental expense for the years ended December 31, 1996, 1997 and 1998, was $22.0 million, $26.4 million and $29.1 million, respectively.

     WESCO has litigation arising from time to time in the normal course of business. In management's opinion, any present litigation WESCO is aware of will not materially affect WESCO's consolidated financial position, results of operations or cash flows.

     Westinghouse agreed to indemnify WESCO for certain environmental liabilities that existed at the time of the 1994 Formation. WESCO has made a claim under this indemnity amounting to $1.5 million. The ultimate resolution of this environmental compliance issue is not expected to materially impact WESCO's consolidated financial position, results of operations or cash flows.

     At December 31, 1998, WESCO has guaranteed $8.9 million in loans to certain stockholders.

18. SEGMENTS AND RELATED INFORMATION

     In 1998, WESCO adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 established standards for disclosure of operating segments under the management approach. For purposes of this standard, WESCO is engaged principally in one line of business -- the sale of electrical products and maintenance repair and operating supplies -- which represents more than 95% of the consolidated sales, income from operations and assets, for the year ended December 31, 1998. The following table presents information about WESCO by geographic area. There were no material amounts of sales or transfers among geographic areas and no material amounts of United States export sales:

                                                     YEAR ENDED DECEMBER 31
                             ----------------------------------------------------------------------
                                          SALES, NET                       LONG-LIVED ASSETS
                             ------------------------------------    ------------------------------
                                1996         1997         1998         1996       1997       1998
                             ----------   ----------   ----------    --------   --------   --------
                                                         (IN THOUSANDS)
United States..............  $1,993,995   $2,292,121   $2,713,213    $151,835   $161,250   $344,481
Canada.....................     258,739      280,812      272,463      12,733     11,962     10,483
Other......................      21,888       21,886       39,763         147        810      1,889
                             ----------   ----------   ----------    --------   --------   --------
                             $2,274,622   $2,594,819   $3,025,439    $164,715   $174,022   $356,853
                             ==========   ==========   ==========    ========   ========   ========

19. SUPPLEMENTAL CASH FLOW INFORMATION

     The following table sets forth supplemental cash flow information:

                                                              YEAR ENDED DECEMBER 31
                                                          -------------------------------
                                                            1996       1997        1998
                                                          --------    -------    --------
                                                                  (IN THOUSANDS)
Details of acquisitions
  Fair value of assets acquired.........................  $170,583    $21,498    $307,056
  Liabilities assumed...................................   (54,884)    (5,334)    (56,838)
  Restructuring reserve.................................    (5,102)        --          --
  Notes issued to seller................................    (2,950)    (2,250)    (46,242)
  Deferred acquisition payable..........................        --         --     (30,000)
                                                          --------    -------    --------
  Cash paid for acquisitions............................   107,647     13,914     173,976
  Less cash acquired....................................     3,729         --          --
                                                          --------    -------    --------
                                                          $103,918    $13,914    $173,976
                                                          ========    =======    ========
Cash paid for interest..................................  $ 11,600    $15,377    $ 35,093
Cash paid for income taxes..............................    13,756     27,523       9,470

     Noncash investing and financing activities not reflected in the consolidated statement of cash flows for the year ended December 31, 1998, consisted of $5.8 million use of restricted cash to reduce long-term debt, $5.2 million of capital expenditures included in accounts payable, the conversion of $1.6 million of notes payable to redeemable Class A common stock and the immaterial effects of the sale for a note of an equity interest in an operating division at book value.

20. OTHER FINANCIAL INFORMATION

     In June 1998, WESCO Distribution issued $300 million of 9 1/8% Senior Subordinated Notes. The Senior Subordinated Notes are fully and unconditionally guaranteed by WESCO on a subordinated basis to all existing and future senior indebtedness of WESCO. Summarized financial information for WESCO Distribution is as follows:

BALANCE SHEET DATA

                                                                 DECEMBER 31,
                                                                     1998
                                                                ---------------
                                                                (IN THOUSANDS)
Current assets..............................................       $582,071
Noncurrent assets...........................................        368,451
Current liabilities.........................................        466,467
Long-term debt..............................................        527,167
Other noncurrent liabilities................................         25,872
Total liabilities and stockholders' equity..................        950,522

STATEMENT OF OPERATIONS DATA

                                                                   YEAR ENDED
                                                                DECEMBER 31, 1998
                                                                -----------------
                                                                 (IN THOUSANDS)
Sales, net..................................................       $3,025,439
Gross profit................................................          537,659
Income from operations......................................           56,026
Net income (loss)...........................................           (4,377)

     Prior to the June 5, 1998 issuance of the Senior Discount Notes, WESCO Distribution financial information was identical to that of WESCO's presented herein.

21. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table sets forth selected quarterly financial data for the years ended December 31, 1997 and 1998.

                                                 FIRST       SECOND      THIRD      FOURTH
                                                QUARTER    QUARTER(1)   QUARTER    QUARTER
                                                --------   ----------   --------   --------
                                                     (IN THOUSANDS, EXCEPT SHARE DATA)
1997
Sales, net....................................  $576,776    $659,377    $679,991   $678,675
Gross profit..................................   104,340     114,698     120,913    123,968
Income from operations........................    14,890      20,744      23,443     20,979
Income before income taxes....................    10,092      15,833      18,207     15,815
Net income....................................     6,085       9,533      10,989      9,630
Basic earnings per share......................      5.96        9.34       10.76       9.43
Diluted earnings per share....................      5.39        8.33        9.54       8.33
1998
Sales, net....................................  $693,448    $748,307    $777,701   $805,983
Gross profit..................................   126,694     133,292     137,854    139,819
Income (loss) from operations.................    20,174     (23,423)     28,306     30,969
Income (loss) before income taxes.............    13,972     (36,271)     11,513     11,569
Net income (loss).............................     8,523     (18,129)     26,438    (24,568)
Basic earnings (loss) per share...............      8.32      (20.08)      44.66     (41.04)
Diluted earnings (loss) per share.............      7.37      (20.08)      37.47     (41.04)

-------------------------

(1) Includes a one-time charge of $51.8 million related to the Recapitalization in 1998 (see Note 3).

22. SUBSEQUENT EVENT:

     On March 3, 1999, WESCO filed a registration statement with the Securities and Exchange Commission to register approximately $200 million of Common Stock, including shares subject to an underwriters' over-allotment option (the "Offering"). In connection with the Offering, certain employee rights to require the Company to repurchase outstanding redeemable Common Stock will terminate, and the Company also plans to reclassify its Class A Common Stock, par value $.01 per share, into Common Stock, par value $.01 per share. The Company intends to use net proceeds from the Offering to retire all of the outstanding 11 1/8% Senior Discount Notes due 2008, to repay all of the existing indebtedness under the Revolving Credit Facility, and the remaining balance to repay a portion of the Tranche B Term Loan. If such indebtedness is repaid, the Company would incur an extraordinary charge relating to the write-off of existing unamortized debt issue costs and payment of a premium associated with the retirement of the Senior Discount Notes. There can be no assurance as to the timing or completion of the Offering or as to the amount of net proceeds to be received by the Company and applied to debt reduction as intended.

REPORT OF INDEPENDENT ACCOUNTANTS
ON FINANCIAL STATEMENT SCHEDULE

To the Stockholders and Board of Directors of WESCO International, Inc.:

Our audits of the consolidated financial statements referred to in our report dated February 12, 1999, except for Note 22, as to which the date is March 3, 1999 appearing on page F-2 of the 1998 Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                      /s/ PricewaterhouseCoopers LLP

600 Grant Street
Pittsburgh, Pennsylvania
February 12, 1999, except for Note 22,
as to which the date is March 3, 1999.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                   COL. A                        COL. B        COL. C        COL. D        COL. E       COL. F
---------------------------------------------  -----------   -----------   -----------   ----------   -----------
                                                                     ADDITIONS
                                                             -------------------------
                                               BALANCE AT                  CHARGED TO                 BALANCE AT
                                                BEGINNING    CHARGED TO       OTHER                     END OF
                                                OF PERIOD      EXPENSE      ACCOUNTS     DEDUCTIONS     PERIOD
                                               -----------   -----------   -----------   ----------   -----------
Allowance for doubtful accounts:
  Year ended December 31, 1996...............     8,589         3,017         2,961a       (4,492)      10,075
  Year ended December 31, 1997...............    10,075         3,274           594        (3,129)      10,814
  Year ended December 31, 1998...............    10,814         2,325         3,423a       (8,480)c      8,082
Allowance for deferred tax assets:
  Year ended December 31, 1996...............     4,182            --        (1,254)b      (2,928)          --
  Year ended December 31, 1997...............        --            --            --            --           --
  Year ended December 31, 1998...............        --            --            --            --           --

---------------------------

a Represents allowance for doubtful accounts acquired in connection with certain acquisitions.

b Represents reversal of valuation allowances as a result of realizing the benefits of the deferred tax assets acquired at the date of Formation.

c Includes $3,464 which represents a reduction in the allowance for doubtful accounts related to the sale of receivables at fair market value in connection with the Receivables Facility.

                               INDEX TO EXHIBITS

     The registrant hereby agrees to furnish supplementally to the Commission, upon request, a copy of any omitted schedule to any of the agreements contained herein.

                                                                      PRIOR FILING OR
EXHIBIT NO.   DESCRIPTION OF EXHIBIT                              SEQUENTIAL PAGE NUMBER
-----------   ----------------------                              ----------------------
    2.1      Recapitalization Agreement dated as of March 27,    Incorporated by reference
             1998 among Thor Acquisitions L.L.C., WESCO          to WESCO's Exhibit 2.1 to
             International, Inc. (formerly known as CDW Holding  Registration Statement in
             Corporation, "WESCO") and certain securityholders   Form S-4 (No. 333-43225)
             of WESCO.                                           (the "Form S-4")
    2.2      Purchase Agreement dated May 29, 1998 among WESCO,  Incorporated by reference
             WESCO Distribution, Inc. ("WESCO Distribution"),    to Exhibit 2.2 to the
             Chase Securities Inc. and Lehman Brothers Inc.      Form S-4
    2.3      Asset Purchase Agreement among Bruckner Supply      Incorporated by reference
             Company, Inc. and WESCO Distribution dated          to Exhibit 2.01 to the
             September 11, 1998, previously filed.               Current Report on Form
                                                                 8-K dated September 11,
                                                                 1998
    3.1      Certificate of Incorporation of WESCO               Incorporated by reference
                                                                 to Exhibit 3.1 to the
                                                                 Form S-4
    3.2      By-Laws of WESCO                                    Incorporated by reference
                                                                 to Exhibit 3.2 to the
                                                                 Form S-4
    4.1      Indenture dated as of June 5, 1998 among WESCO,     Incorporated by reference
             WESCO Distribution and Bank One, N.A.               to Exhibit 4.1 to the
                                                                 Form S-4
    4.2      Form of 9-1/8% Senior Subordinated Note Due 2008,   Incorporated by reference
             Series A (included in Exhibit 4.3).                 to Exhibit 4.2 to the
                                                                 Form S-4
    4.3      Form of 9-1/8% Senior Subordinated Note Due 2008,   Incorporated by reference
             Series B (included in Exhibit 4.3).                 to Exhibit 4.3 to the
                                                                 Form S-4
    4.4      Exchange and Registration Rights Agreement dated    Incorporated by reference
             as of June 5, 1998 among the Company, WESCO and     to Exhibit 4.4 to the
             the Initial Purchasers                              Form S-4
    4.5      Indenture dated as of June 5, 1998 between WESCO    Incorporated by reference
             and Bank One, N.A.                                  to Exhibit 4.5 to the
                                                                 Form S-4
    4.6      Form of 11-1/8% Senior Discount Note Due 2008,      Incorporated by reference
             Series A (included in Exhibit 4.7)                  to Exhibit 4.6 to the
                                                                 Form S-4
    4.7      Form of 11-1/8% Senior Discount Note Due 2008,      Incorporated by reference
             Series B (included in Exhibit 4.7)                  to Exhibit 4.7 to the
                                                                 Form S-4
    4.8      Exchange and Registration Rights Agreement dated    Incorporated by reference
             as of June 5, 1998 among WESCO and the Initial      to Exhibit 4.8 to the
             Purchasers                                          Form S-4
   10.1      CDW Holding Corporation Stock Purchase Plan         Incorporated by reference
                                                                 to Exhibit 10.1 to the
                                                                 Form S-4
   10.2      Form of Stock Subscription Agreement                Incorporated by reference
                                                                 to Exhibit 10.2 to the
                                                                 Form S-4

                                                                      PRIOR FILING OR
EXHIBIT NO.  DESCRIPTION OF EXHIBIT                               SEQUENTIAL PAGE NUMBER
-----------  ----------------------                               ----------------------
   10.3      CDW Holding Corporation Stock Option Plan           Incorporated by reference
                                                                 to Exhibit 10.3 to the
                                                                 Form S-4
   10.4      Form of Stock Option Agreement                      Incorporated by reference
                                                                 to Exhibit 10.4 to the
                                                                 Form S-4
   10.5      CDW Holding Corporation Stock Option Plan for       Incorporated by reference
             Branch Employees                                    to Exhibit 10.5 to the
                                                                 Form S-4
   10.6      Form of Branch Stock Option Agreement               Incorporated by reference
                                                                 to Exhibit 10.6 to the
                                                                 Form S-4
   10.7      Non-Competition Agreement, dated as of February     Incorporated by reference
             28, 1996, between Westinghouse, WESCO and WESCO     to Exhibit 10.8 to the
             Distribution                                        Form S-4
   10.8      Employment Agreement between WESCO Distribution     Incorporated by reference
             and Stanley C. Weiss                                to Exhibit 10.9 to the
                                                                 Form S-4
   10.9      Lease dated May 24, 1995 as amended by Amendment    Incorporated by reference
             One dated June, 1995 and by Amendment Two dated     to Exhibit 10.10 to the
             December 24, 1995 by and between WESCO              Form S-4
             Distribution as Tenant and Opal Investors, L.P.
             and Mural GEM Investors as Landlord
   10.10     Lease dated April 1, 1992 as renewed by Letter of   Incorporated by reference
             Notice of Intent to Renew dated December 13, 1996   to Exhibit 10.11 to the
             by and between the Company successor in interest    Form S-4
             to Westinghouse Electric Corporation as Tenant and
             Utah State Retirement Fund as Landlord
   10.11     Lease dated September 4, 1997 and between WESCO     Incorporated by reference
             Distribution as Tenant and The Buncher Company as   to Exhibit 10.12 to the
             Landlord                                            Form S-4
   10.12     Lease dated March, 1995 by and between WESCO        Incorporated by reference
             Distribution-Canada, Inc. ("WESCO Canada") as       to Exhibit 10.13 to the
             Tenant and Atlantic Construction, Inc. as Landlord  Form S-4
   10.13     Credit Agreement dated as of June 5, 1998 among     Incorporated by reference
             WESCO, the Company, WESCO Canada, The Chase         to Exhibit 10.14 to the
             Manhattan Bank, The Chase Manhattan Bank of Canada  Form S-4
             and Lehman Commercial Paper, Inc.
   10.14     U.S. Receivables Sales Agreement dated June 5,      Incorporated by reference
             1998 among the Company, WESCO Receivables Corp.     to Exhibit 10.15 to the
             (the "SPC"), The Chase Manhattan Bank and other     Form S-4
             sellers named therein.
   10.15     Canadian Receivables Sales Agreement dated June 5,  Incorporated by reference
             1998 among WESCO Distribution, WESCO Canada, the    to Exhibit 10.16 to the
             SPC, The Chase Manhattan Bank of Canada and other   Form S-4
             sellers named therein.
   10.16     WESCO Receivables Master Trust Pooling Agreement    Incorporated by reference
             dated June 5, 1998 among the Company, WESCO         to Exhibit 10.17 to the
             Canada, the SPC, and The Chase Manhattan Bank       Form S-4

                                                                      PRIOR FILING OR
EXHIBIT NO.                DESCRIPTION OF EXHIBIT                 SEQUENTIAL PAGE NUMBER
-----------                ----------------------                 ----------------------
   10.17     WESCO Receivables Master Trust Pooling Agreement    Incorporated by reference
             Series 1998-1 Supplement dated June 5, 1998         to Exhibit 10.18 to the
                                                                 Form S-4
   10.18     Amended and Restated Registration and               Incorporated by reference
             Participation Agreement dated June 5, 1998 among    to Exhibit 10.19 to the
             WESCO and certain securityholders of WESCO named    Form S-4
             therein.
   10.19     Employment Agreement between WESCO Distribution     Incorporated by reference
             and Roy W. Haley                                    to Exhibit 10.20 to the
                                                                 Form S-4
   10.20     WESCO International, Inc. 1998 Stock Option Plan    Incorporated by reference
                                                                 to WESCO's Exhibit 10.1
                                                                 to Quarterly Report on
                                                                 Form 10-Q for the quarter
                                                                 ended September 30, 1998
   10.21     Form of Management Stock Option Agreement           Incorporated by reference
                                                                 to WESCO's Exhibit 10.1
                                                                 to Quarterly Report on
                                                                 Form 10-Q for the quarter
                                                                 ended September 30, 1998
   10.22     1999 Deferred Compensation Plan for Non-Employee    Filed herewith
             Directors
   21.1      Subsidiaries of WESCO                               Filed herewith
   24.1      Powers of Attorney (included on signature page)     Filed herewith
   27.1      Financial Data Schedule                             Filed herewith