Form 10-Q
period 1999-03-31
WESCO INTERNATIONAL INC
filed 1999-05-17
CIK 929008

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

                  For the quarterly period ended MARCH 31, 1999

                        Commission file number 001-14989


                            WESCO INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)




            DELAWARE                                        25-1723345
 (State or other jurisdiction of               (IRS Employer Identification No.)
of incorporation or organization)


             COMMERCE COURT
     FOUR STATION SQUARE, SUITE 700
     PITTSBURGH, PENNSYLVANIA 15219                      (412) 454-2254
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
                                                ---      ---
As of April 30, 1999, WESCO International, Inc. had 30,121,372 shares and 4,653,131 shares of common stock and Class B common stock outstanding, respectively.


================================================================================

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q



                                TABLE OF CONTENTS


                                                                                                              Page
-------------------------------------------------------------------------------------------------------------------
PART I - FINANCIAL INFORMATION

       ITEM 1.  Financial Statements
                   Condensed Consolidated Balance Sheets as of December 31, 1998
                      and March 31, 1999 (unaudited)                                                            2
                   Condensed Consolidated Statements of Operations for the three
                      months ended March 31, 1998 and 1999 (unaudited)                                          3
                   Condensed Consolidated Statements of Cash Flows for the three
                      months ended March 31, 1998 and 1999 (unaudited)                                          4
                   Notes to Condensed Consolidated Financial Statements (unaudited)                             5

        ITEM 2  Management's Discussion and Analysis of Financial Condition and Results of Operations          10

        ITEM 3  Quantitative and Qualitative Disclosures About Market Risk                                     14


PART II - OTHER INFORMATION

        ITEM 6  Exhibits and Reports on Form 8-K                                                               14

                Signatures                                                                                     15
-------------------------------------------------------------------------------------------------------------------

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                         DECEMBER 31              MARCH 31
Dollars in thousands, except par values                                                         1998                  1999
--------------------------------------------------------------------------------------------------------------------------
                                                                                                               (unaudited)
                                          ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                                $     8,093           $    27,951
Trade accounts receivable, net of allowance for doubtful accounts of
   $8,082 and $6,805 in 1998 and 1999, respectively                                          181,511               182,755
Other accounts receivable                                                                     22,265                22,010
Inventories                                                                                  343,764               349,111
Income taxes receivable                                                                        7,329                 7,417
Prepaid expenses and other current assets                                                      2,892                 4,993
Deferred income taxes                                                                         16,217                14,449
                                                                                         ---------------------------------
     Total current assets                                                                    582,071               608,686

Property, buildings and equipment, net                                                       107,596               112,425
Goodwill and other intangibles, net of accumulated amortization
   of $10,163 and $11,955 in 1998 and 1999, respectively                                     234,049               247,172
Other assets                                                                                  26,806                26,642
                                                                                         ---------------------------------
     Total assets                                                                        $   950,522           $   994,925
                                                                                         =================================

                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                                         $   378,590           $   397,107
Accrued payroll and benefit costs                                                             19,614                19,895
Current portion of long-term debt                                                             16,592                12,185
Other current liabilities                                                                     51,671                74,890
                                                                                         ---------------------------------
     Total current liabilities                                                               466,467               504,077

Long-term debt                                                                               579,238               582,632
Other noncurrent liabilities                                                                   7,040                 7,190
Deferred income taxes                                                                         18,832                18,873
                                                                                         ---------------------------------
     Total liabilities                                                                     1,071,577             1,112,772

Commitments and contingencies

Redeemable Class A common stock, $.01 par value; 4,901,902 issued and outstanding in 1998 and 1999 (redemption value of redeemable common stock and vested options of $130,267 and $169,901 in 1998
   and 1999, respectively)                                                                    21,506                21,506

STOCKHOLDERS' EQUITY:
Class A common stock, $.01 par value; 210,000,000 shares authorized, 25,209,817
   and 25,219,470 shares issued and outstanding in 1998 and 1999, respectively                   252                   252
Class B nonvoting convertible common stock, $.01 par value; 20,000,000 shares
   authorized, 4,653,131 issued and outstanding in 1998 and 1999                                  46                    46
Additional capital                                                                           326,783               326,815
Retained earnings (deficit)                                                                 (468,220)             (465,303)
Accumulated other comprehensive income (loss)                                                 (1,422)               (1,163)
                                                                                         ---------------------------------
     Total stockholders' equity                                                             (142,561)             (139,353)
                                                                                         ---------------------------------
     Total liabilities and stockholders' equity                                          $   950,522           $   994,925
                                                                                         =================================


             The accompanying notes are an integral part of the condensed consolidated financial statements.

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                          THREE MONTHS ENDED
                                                                MARCH 31
In thousands, except share data                           1998              1999
--------------------------------------------------------------------------------
Sales, net                                            $693,448          $777,415
Cost of goods sold                                     566,754           638,622
                                                      --------------------------
   Gross profit                                        126,694           138,793

Selling, general and administrative expenses           103,564           110,380
Depreciation and amortization                            2,956             4,499
                                                      --------------------------
   Income from operations                               20,174            23,914

Interest expense, net                                    6,202            14,459
Other expenses                                              --             4,614
                                                      --------------------------
   Income before income taxes                           13,972             4,841

Provision for income taxes                               5,449             1,924
                                                      --------------------------
   Net income                                         $  8,523          $  2,917
                                                      ==========================

Earnings per common share:
   Basic                                              $   0.14          $   0.08
                                                      ==========================
   Diluted                                            $   0.13          $   0.08
                                                      ==========================


           The accompanying notes are an integral part of the condensed consolidated financial statements.


                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                                   THREE MONTHS ENDED
                                                                                                         MARCH 31
In thousands                                                                                    1998                1999
------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                                                                 $   8,523           $   2,917
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                             2,956               4,499
     Accretion of original issue and amortization of purchase discounts                        1,299               2,408
     Amortization of debt issuance costs and interest rate caps                                  121                 460
     (Gain) loss on sale of property, buildings and equipment                                     10                 (21)
     Deferred income taxes                                                                    (2,099)              1,761
     Changes in assets and liabilities, excluding the effects of acquisitions:
         Sale of trade accounts receivable                                                        --              20,000
         Trade and other receivables                                                          (4,181)            (18,187)
         Inventories                                                                           6,302              (2,045)
         Prepaid expenses and other current assets                                               467              (2,156)
         Other assets                                                                             (2)               (160)
         Accounts payable                                                                      3,581              29,441
         Accrued payroll and benefit costs                                                   (12,129)                221
         Other current and noncurrent liabilities                                              8,332               9,661
                                                                                           -----------------------------
              Net cash provided by operating activities                                       13,180              48,799

INVESTING ACTIVITIES:
Capital expenditures                                                                          (3,668)             (6,247)
Proceeds from the sale of property, buildings and equipment                                        7                  21
Advances to affiliates                                                                            --              (1,877)
Acquisitions, net of cash acquired                                                           (43,951)             (3,932)
                                                                                           -----------------------------
              Net cash used by investing activities                                          (47,612)            (12,035)

FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt                                                     225,906             125,294
Repayments of long-term debt                                                                (182,186)           (142,232)
Debt issuance costs                                                                             (204)                 --
Proceeds from issuance of common stock and exercise of stock options                           1,701                  32
                                                                                           -----------------------------
              Net cash provided (used) by financing activities                                45,217             (16,906)
                                                                                           -----------------------------

     Net change in cash and cash equivalents                                                  10,785              19,858
     Cash and cash equivalents at the beginning of period                                      7,620               8,093
                                                                                           -----------------------------
     Cash and cash equivalents at the end of period                                        $  18,405           $  27,951
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

    Subsequent to the completion in June 1998 of a leveraged recapitalization, WESCO was substantially owned by an investor group led by affiliates of The Cypress Group L.L.C. ("Cypress") with WESCO's management retaining the remaining interest.

    On May 11,1999, WESCO announced the pricing of its initial public offering of 11,183,750 shares of common stock at $18.00 per share. The net proceeds of approximately $187 million will be used to repay existing indebtedness
(see Note 11).


2. ACCOUNTING POLICIES

Basis of Presentation

    The unaudited condensed consolidated financial statements include the accounts of WESCO and all of its subsidiaries and have been prepared in accordance with Rule 10-01 of the Securities and Exchange Commission. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in WESCO's 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

    The unaudited condensed consolidated balance sheet as of March 31, 1999, and the unaudited condensed consolidated statements of operations and cash flows for the three months ended March 31, 1998 and 1999, in the opinion of management, have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of the results of the interim periods. All adjustments reflected in the condensed consolidated financial statements are of a normal recurring nature. Results for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Recent Accounting Pronouncement

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for fiscal years beginning after June 15, 1999, although early adoption is permitted. This statement requires the recognition of the fair value of any derivative financial instrument on the balance sheet. Changes in fair value of the derivative and, in certain instances, changes in the fair value of an underlying hedged asset or liability, are recognized through either income or as a component of other comprehensive income. Management does not expect this statement will have a material impact on the results of operation or financial position of WESCO.

3. RECAPITALIZATION

    On June 5, 1998, WESCO repurchased and retired 61,862,068 shares of common stock held by certain shareholders for net consideration of approximately $653.5 million ("Equity Consideration"). In addition, WESCO repaid approximately $379.1 million of then outstanding indebtedness, and sold 29,604,351 shares of common stock to an investor group led by affiliates of Cypress representing approximately 88.7% of WESCO for an aggregate cash consideration of $318.1 million ("Cash Equity Contribution") (collectively, "Recapitalization"). Existing management retained approximately 11.3% interest in WESCO after the Recapitalization. WESCO funded the Equity Consideration and the repayment of indebtedness from proceeds of the Cash Equity Contribution, issuance of approximately $351 million of senior subordinated and senior discount notes, a new $170 million credit facility and the sale of approximately $250 million of accounts receivable.

4. ACCOUNTS RECEIVABLE SECURITIZATION

    WESCO and certain of its subsidiaries entered into an agreement with a financial institution and a multi-seller asset-backed commercial paper issuer ("Receivables Facility") whereby it sells on a continuous basis an undivided interest in all eligible accounts receivable while maintaining a subordinated interest in a portion of the receivables. As of December 31, 1998 and March 31, 1999, securitized accounts receivable totaled $360.1 million and $401.6 million, respectively, of which the subordinated retained interest was $84.1 million and $105.3 million, respectively. Accordingly, $276.0 million and $296.3 million of accounts receivable balances were removed from the consolidated balance sheet at December 31, 1998 and March 31, 1999. Net proceeds from the transactions totaled $274.2 million in 1998 and $20.0 million in the first quarter of 1999. Proceeds from securitized receivables were used primarily to complete the Recapitalization discussed in Note 3 and for general working capital needs. During the first quarter of 1999, WESCO incurred costs associated with the Receivables Facility of $4.6 million, primarily related to the discount and loss on the sale of such receivables, partially offset by related servicing revenue. This amount is recorded as other expenses in the condensed consolidated statement of operations.


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

    The following unaudited pro forma information assumes that the Bruckner acquisition had occurred as of January 1, 1998. Adjustments to arrive at the pro forma information include, among others, those related to acquisition financing, amortization of goodwill and the related tax effects of such adjustments at an assumed rate of 39%.


                                                                           THREE MONTHS ENDED
               In thousands                                                   MARCH 31, 1998
               ---------------------------------------------------------------------------------
               Sales, net                                                        $759,740
               Net income                                                           9,352
               Basic earnings per share                                              0.15
               Diluted earnings per share                                            0.13
               ---------------------------------------------------------------------------------

    The pro forma financial information does not purport to present what WESCO's results of operations would have been if the Bruckner acquisition had actually occurred as of January 1, 1998, or to project WESCO's results of operations for any future period.

6. EARNINGS PER SHARE

    The following table sets forth the details of basic and diluted earnings per share:

                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31
               Dollars in thousands, except share data                      1998           1999
               ---------------------------------------------------------------------------------
               Net income                                                 $8,523         $2,917
               Interest on convertible debt                                   85            406
                                                                      -------------------------
                   Net income used in diluted earnings per share          $8,608         $3,323
                                                                      =========================
               Weighted average common shares outstanding used
                  in computing basic earnings per share               59,188,430     34,768,068
               Common shares issuable upon exercise of
                  dilutive stock options                               8,059,565      3,809,153
               Assumed conversion of convertible debt                    721,203      2,579,975
                                                                      -------------------------
               Weighted average common shares outstanding and
                  common share equivalents used in computing
                  diluted earnings per share                          67,969,198     41,157,196
                                                                      =========================

               Basic earnings per share                                    $0.14          $0.08
               Diluted earnings per share                                   0.13           0.08
               ---------------------------------------------------------------------------------

7. COMPREHENSIVE INCOME

    The following table sets forth comprehensive income and its components:

                                                                            THREE MONTHS ENDED
                                                                                  MARCH 31
               In thousands                                                   1998        1999
               -------------------------------------------------------------------------------
               Net income                                                   $8,523      $2,917
               Foreign currency translation adjustment                          67         259
                                                                            ------------------
               Comprehensive income                                         $8,590      $3,176
               -------------------------------------------------------------------------------

8. CASH FLOW STATEMENT

    Supplemental cash flow information with respect to acquisitions was as follows:

                                                                            THREE MONTHS ENDED
                                                                                  MARCH 31
               In thousands                                                   1998        1999
               -------------------------------------------------------------------------------
               Details of acquisitions
                  Fair value of assets acquired                            $79,691      $6,994
                  Fair value of liabilities assumed                        (20,970)     (3,062)
                  Notes issued to seller                                   (14,770)         --
                                                                           -------------------
               Cash paid for acquisitions                                  $43,951      $3,932
               -------------------------------------------------------------------------------

9. OTHER FINANCIAL INFORMATION

     In June 1998, WESCO Distribution, Inc. issued $300 million of 9 1/8% senior subordinated notes. The senior subordinated notes are fully and unconditionally guaranteed by WESCO International, Inc. on a subordinated basis to all existing and future senior indebtedness of WESCO International, Inc. Summarized financial information for WESCO Distribution, Inc. is as follows:


               BALANCE SHEET DATA
                                                                      DECEMBER 31     MARCH 31
               In thousands                                                  1998         1999
               -------------------------------------------------------------------------------
               Current assets                                             $582,071    $608,686
               Noncurrent assets                                           368,451     386,239
               Current liabilities                                         466,467     504,077
               Long-term debt                                              527,167     528,974
               Other noncurrent liabilities                                 25,872      26,063
               Total liabilities and stockholder's equity                  950,522     994,925
               -------------------------------------------------------------------------------


               STATEMENT OF OPERATIONS DATA
                                                                            THREE MONTHS ENDED
               In thousands                                                     MARCH 31, 1999
               -------------------------------------------------------------------------------
               Sales, net                                                             $777,415
               Gross profit                                                            138,793
               Income from operations                                                   23,914
               Net income                                                                4,504
               -------------------------------------------------------------------------------

    Prior to the June 5, 1998 issuance of the senior discount notes, the financial information of WESCO Distribution, Inc. was identical to that of WESCO presented herein.


10. SEGMENTS

    In 1998, WESCO adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which established standards for disclosure of operating segments under the "management approach." For purposes of this standard, WESCO is engaged principally in one line of business-the sale of electrical products and maintenance, repair and operating supplies.

11. SUBSEQUENT EVENTS

Stock Split

    On April 11, 1999, the Board of Directors approved a 57.8 to one stock split effected in the form of a stock dividend of WESCO's common stock. The Board of Directors also reclassified the Class A common stock into common stock, increased the authorized common stock to 210,000,000 shares and the authorized Class B common stock to 20,000,000 shares and authorized 20,000,000 shares of $.01 par preferred stock, all effective May 11, 1999. In this report, all per share amounts and number of shares have been restated to reflect the stock split.


Initial Public Offering

    On May 11, 1999, WESCO announced the pricing of its initial public offering of 9,725,000 shares of common stock ("Offering") at $18.00 per share. In connection with the Offering, certain employee rights to require WESCO to repurchase outstanding redeemable common stock will be terminated and approximately $31 million of convertible notes will be converted into common stock. Net proceeds from the Offering, including the net proceeds from the exercise of the underwriters' overallotment to purchase an additional 1,458,750 shares of common stock, will be approximately $187 million. The net proceeds will be used to retire all of the outstanding senior discount notes and to repay all or a portion of the revolving credit and term loan facilities. Pending application of the Offering net proceeds, WESCO may borrow under the delayed draw term loan facility to reduce further certain outstanding indebtedness.

    As a result of the early extinguishment of the debt obligations, WESCO expects to record in the second quarter of 1999 an extraordinary charge of approximately $7 million, after-tax, relating to the write-off of unamortized debt issuance costs and payment of a premium associated with the retirement of the senior discount notes. This extraordinary charge does not include the effect of other anticipated refinancing initiatives.


Long-Term Incentive Plan

    On April 26, 1999, the Board of Directors approved the Long-Term Incentive Plan ("LTIP"). The LTIP provides for stock participation in the form of options, restricted stock awards and performance awards by certain key employees of WESCO. The LTIP covers a maximum of 6,936,000 shares of WESCO's common stock. The exercise price is determined by the Compensation Committee of the Board of Directors to represent the fair market value at the date of grant. Each award terminates on the tenth anniversary of its grant date unless sooner under certain conditions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the information in the unaudited condensed consolidated financial statements and notes thereto included herein and WESCO International Inc.'s Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in its 1998 Annual Report on Form 10-K.

GENERAL

    WESCO is a leading distributor of electrical products and other industrial MRO supplies and related services in North America. WESCO has over 330 branches and five distribution centers strategically located in 48 states, nine Canadian provinces, Puerto Rico, Guam, Mexico, the United Kingdom and Singapore. WESCO serves over 130,000 customers worldwide, offering over 1,000,000 products from over 23,000 suppliers. WESCO's diverse customer base includes a wide variety of industrial companies; contractors for industrial, commercial and residential projects; utility companies, and commercial, institutional and governmental customers. Approximately 90% of WESCO's net sales are generated from operations in the U.S., 9% from Canada and the remainder from other countries.


RECENT DEVELOPMENTS

    Recent developments affecting the results of operations and financial position of WESCO include the following:

    Initial Public Offering. On May 11, 1999, WESCO announced the pricing of its initial public offering of 9,725,000 shares of common stock ("Offering") at $18.00 per share. In connection with the Offering, certain employee rights to require WESCO to repurchase outstanding redeemable common stock will be terminated and approximately $31 million of convertible notes will be converted into common stock. Net proceeds from the Offering, including the net proceeds from the exercise of the underwriters' overallotment to purchase an additional 1,458,750 shares of common stock, will be approximately $187 million. The net proceeds will be used to retire all of the outstanding senior discount notes and to repay all or a portion of the revolving credit and term loan facilities. Pending application of the Offering net proceeds, WESCO may borrow under the delayed draw term loan facility to reduce further certain outstanding indebtedness.

    As a result of the early extinguishment of the debt obligations, WESCO expects to record in the second quarter of 1999 an extraordinary charge of approximately $7 million, after-tax, relating to the write-off of unamortized debt issuance costs and payment of a premium associated with the retirement of the senior discount notes. As a result of certain other anticipated refinancing initiatives, WESCO may incur in the second quarter an additional extraordinary charge of approximately $3 million, after-tax.


RESULTS OF OPERATIONS

    The following table sets forth the percentage relationship to net sales of certain items in WESCO's condensed consolidated statements of operations for the periods presented:

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31
               In thousands                                                  1998       1999
               ------------------------------------------------------------------------------
               Sales, net                                                   100.0%     100.0%
               Gross profit                                                  18.3       17.9
               Selling, general and administrative expenses                  14.9       14.2
               Depreciation and amortization                                  0.5        0.6
                                                                            -----------------
                   Income from operations                                     2.9        3.1
               Interest expense                                               0.9        1.9
               Other expense                                                    -        0.6
                                                                            -----------------
                   Income before income taxes                                 2.0        0.6
               Income taxes                                                   0.8        0.2
                                                                            -----------------
                   Net income                                                 1.2%       0.4%
               ------------------------------------------------------------------------------

  First Quarter 1999 versus First Quarter 1998

    Net Sales. Sales in the first quarter of 1999 increased $84.0 million, or 12.1%, to $777.4 million compared with $693.4 million in the prior-year quarter, primarily due to sales growth attributable to acquired companies. The mix of direct shipment sales increased to approximately 46% in the first quarter of 1999 from 39% in the first quarter of 1998 as a result of the Bruckner acquisition completed in September 1998. Substantially all of Bruckner's sales are direct shipment.

    Gross Profit. Gross profit for the first quarter of 1999 increased $12.1 million to $138.8 million from $126.7 million for the first quarter of 1998. Gross profit margin declined to 17.9% in the current-year quarter from 18.3% in the first quarter of 1998. This decrease resulted from a higher proportion of direct ship sales attributable to the Bruckner acquisition. Direct ship gross margins are lower than those of other sales; however, operating profit margins are often higher, since the product handling and fulfillment costs associated with direct shipments are much lower. Excluding the effects of the Bruckner acquisition, gross profit margin increased to 18.6% due to gross margin improvement initiatives.

    Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses increased $6.8 million, or 6.6%, to $110.4 million. The majority of this increase was associated with companies acquired during 1998; the remainder was associated with certain expenses that are variable in nature and increase when sales increase. As a percent of sales, SG&A expenses declined to 14.2% compared with 14.9% in the year-earlier quarter reflecting a lower relative cost structure associated with the Bruckner acquisition.

    Depreciation and Amortization. Depreciation and amortization increased $1.5 million to $4.5 million reflecting higher amortization of goodwill from acquisitions and increases in property, buildings and equipment over the prior year.

    Interest and Other Expense. Interest expense totaled $14.5 million for the first quarter of 1999, an increase of $8.3 million over same period in 1998. The increase was primarily due to the higher levels of borrowings associated with the recapitalization and acquisitions. Other expense totaled $4.6 million in the first quarter of 1999 reflecting costs associated with the accounts receivable securitization.

    Income Taxes. Income tax expense totaled $1.9 million in the first quarter of 1999 compared with $5.4 million a year ago. The effective tax rate was 39.7% and 39.0% in the first quarter of 1999 and 1998, respectively. The effective tax rates differ from the federal statutory rate primarily due to state income taxes and nondeductible expenses.

    Net Income. Net income and diluted earnings per share totaled $2.9 million and $0.08, respectively, for the first quarter of 1999, compared with $8.5 million and $0.13, respectively, for the first quarter of 1998. The decreases in net income and earnings per share were primarily due to an increase in interest expense associated with higher debt levels as a result of the recapitalization and acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

    Total assets were $950.5 million and $994.9 million at December 31, 1998 and March 31, 1999, respectively. In addition, stockholders' equity was a deficit of $142.6 million and $139.4 million at December 31, 1998 and March 31, 1999, respectively.

     The following table sets forth WESCO's outstanding indebtedness.

                                                                       DECEMBER 31    MARCH 31
               In millions                                                    1998        1999
               -------------------------------------------------------------------------------
               Term loans                                                   $169.5      $168.4
               Revolving facility                                             42.4        44.6
               Senior subordinated notes (1)                                 289.2       289.5
               Senior discount notes (2)                                      52.1        53.6
               Other                                                          42.6        38.7
                                                                            ------------------
                                                                             595.8       594.8
               Less current portion                                          (16.6)      (12.2)
                                                                            ------------------
               Total                                                        $579.2      $582.6
               -------------------------------------------------------------------------------

               (1) Net of original issue discount and purchase discount of $0.9 and $9.9, respectively, at December 31, 1998 and $0.9 and $9.6, respectively, at March 31, 1999

               (2) Net of original issue discount and purchase discount of $33.2 and $1.7, respectively, at December 31, 1998 and $31.8 and $1.6, respectively, at March 31, 1999

    As previously discussed, on May 11, 1999, WESCO announced the pricing of its initial public offering of 11,183,750 shares of common stock. Net proceeds from the Offering will total approximately $187 million and will be used to retire all of the outstanding senior discount notes and to repay all or a portion of the revolving credit and term loan facilities. In addition, approximately $31 million of convertible notes will be converted into common stock. Pending application of the Offering net proceeds, WESCO may borrow under the delayed draw term loan facility to reduce further certain outstanding indebtedness.

    Following the Offering, WESCO will have approximately $100 million available under the revolving credit facility, under its current provisions, for working capital and other corporate purposes and, under the delayed draw term loan facility component of its current credit agreement, up to approximately $36 million available to fund acquisitions. In addition, WESCO intends to seek modifications of its credit agreement to increase the amounts available and to borrow on more favorable terms and conditions. WESCO can give no assurance that it will be able to negotiate acceptable modifications to the credit agreement.

    An analysis of cash flows for the first three months of 1999 and 1998:

    Operating Activities. Cash provided by operating activities totaled $48.8 million in the first three months of 1999, compared to $13.2 million a year ago. In connection with WESCO's asset securitization program, cash provided by operations in the first quarter of 1999 included proceeds of $20.0 million from the sale of accounts receivable. Excluding this transaction, operating activities provided $28.8 million. On this basis, the quarter-to-quarter increase in operating cash flow was primarily due to a decrease in certain components of working capital offset by a decrease in net income.

    Investing Activities. Net cash used in investing activities was $12.0 million in the first three months of 1999, compared to $47.6 million in the first quarter of 1998. Cash used for investing activities was higher in the first quarter of 1998 primarily due to $44.0 million in cash paid for acquisitions in this period compared with $3.9 million in the first quarter of 1999. WESCO's capital expenditures for the first quarter of 1999 were $6.2 million compared to $3.7 million for first quarter of 1998 and were for computer equipment and software, branch and distribution center facility improvements, forklifts and delivery vehicles. The increase from the prior year was primarily due to the replacement of computer hardware at the branch locations.

    Financing Activities. Cash used by financing activities totaled $16.9 million for the first quarter of 1999 primarily reflecting debt repayments. In the first quarter of 1998, cash provided by financing activities totaled $45.2 million, and reflected additional borrowings for acquisitions and other general business purposes.

    WESCO's liquidity needs arise from seasonal working capital requirements, capital expenditures, debt service obligations and acquisitions. In addition, with the acquisition of Bruckner, WESCO agreed to pay additional contingent consideration based on a multiple of annual increases in Bruckner's EBITDA through 2004, including $30 million which is payable in July 1999. After the completion of the Offering, at the election of Bruckner, up to 50% of any additional contingent payment is convertible into WESCO common stock at its then market value.

    In addition to cash generated from operations and amounts available under the credit facilities, WESCO uses a receivables facility to provide liquidity and may sell trade accounts receivables, on a revolving basis up, to $300 million. WESCO may, under certain circumstances, increase the size of the receivables facility when the amount of eligible trade accounts receivables exceeds $300 million.

    Management believes that cash generated from operations, together with amounts available under the credit agreement after the offering and the receivables facility, will be sufficient to meet WESCO's working capital, capital expenditures and other cash requirements for the foreseeable future. There can be no assurance, however, that this will be the case. Financing of acquisitions can be funded under the existing credit agreement and may, depending on the number and size of acquisitions, require the issuance of additional debt and equity securities.

YEAR 2000 READINESS DISCLOSURE

    The Year 2000 issue concerns the ability of automated applications to process date-dependent processes, calculations and information by properly interpreting the year. The Year 2000 issue may potentially impact WESCO's business-critical computerized applications related to, among others, customer sales, service and invoicing, purchasing, inventory management, payroll, financing and financial accounting and reporting. In addition, other non business-critical systems and services may also be affected. WESCO has assembled an internal project team composed of information systems, operations, finance and executive personnel to:

     o assess the readiness of our systems, vendors and suppliers, third-party service providers, customers and financial institutions;
     o replace or correct through program changes all non-compliant applications;
     o develop remediation action plans for systems that may not be Year 2000 compliant; and
     o develop contingency plans in the event systems and services are not compliant.

    The readiness assessment phase of the project is complete and consisted of a detailed assessment and testing of substantially all internal computer systems, surveys of significant vendors and suppliers, service providers and customers. WESCO has received, or is seeking, documentation from many external parties, including its major suppliers, customers and service providers, indicating their Year 2000 readiness. Over the past three years, WESCO has invested approximately $5.5 million in new information systems to support the growth and diversity of its business. In addition to meeting this objective, Year 2000 compliance was also achieved in many systems. Systems and processes critical to our business that remain non-compliant are either being replaced or corrected through program changes and application upgrades.

    As of the date of this report, many of WESCO's information technology and non-information technology systems are Year 2000 compliant, and management expects to have substantially completed the required remediation efforts by July 1999. The project team is also developing or enhancing contingency plans to minimize the potential adverse effect the Year 2000 issue could have on WESCO in the event business-critical systems and processes of WESCO or its suppliers or customers fail to be compliant. Such contingent plans include identifying alternative suppliers or service providers. Costs specifically associated with modifying WESCO's systems for Year 2000 compliance are expensed as incurred. Through March 31, 1999, such costs totaled approximately $1.6 million. Costs to be incurred in the remainder of 1999 to address Year 2000 problems are estimated to be $1.8 million. Such costs do not include normal system upgrades and replacements.

    Based on current information, WESCO believes that the most likely worst case scenario to result from a Year 2000 failure by WESCO, its suppliers or customers would be a temporary limitation in its ability to distribute electrical products from certain operating locations or provide integrated supply services to its customers. Based on its own efforts and information received from third parties, WESCO does not believe that Year 2000 issues are likely to result in significant operational problems or have a material adverse impact on its consolidated financial position, operations or cash flow. Nonetheless, failures of suppliers, third party vendors or customers resulting from Year 2000 issues could result in a short-term material adverse effect.


INFLATION

    The rate of inflation, as measured by changes in the consumer price index, did not have a material effect on the sales or operating results of WESCO during the periods presented. However, inflation in the future could affect WESCO's operating costs. Price changes from suppliers have historically been consistent with inflation and have not had a material impact on WESCO's results of operations.


SEASONALITY

    WESCO's operating results are affected by certain seasonal factors. Sales are typically at their lowest during the first quarter due to a reduced level of activity during the winter months. Sales increase during the warmer months beginning in March and continuing through November. Sales drop again slightly in December as the weather cools and also as a result of reduced level of activity during the holiday season. As a result, WESCO reports sales and earnings in the first quarter that are generally lower than that of the remaining quarters.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

    The information required relative to market risk has not been included, as it is not material to WESCO.


PART II - OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

(a) EXHIBITS The following exhibits are incorporated by reference or filed herewith.

   10        1999 Long-Term Incentive Plan (incorporated by reference to Exhibit
             10.22 to WESCO International, Inc.'s Registration Statement on Form
             S-1 (No. 333-73299))
   27        Financial Data Schedule

Copies of these exhibits may be retrieved electronically at the Securities and Exchange Commission's home page at www.sec.gov. Exhibits will also be furnished without charge by writing to Steven A. Burleson, Vice President, Chief Financial Officer and Treasurer, Commerce Court, Four Station Square, Suite 700, Pittsburgh, Pennsylvania 15219. Requests may also be directed to (412) 454-2200.

(b) REPORTS ON FORM 8-K

None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on May 17, 1999 on its behalf by the undersigned thereunto duly authorized.


                                      WESCO International, Inc. and Subsidiaries

                                      By:/s/ Steven A. Burleson
                                         ---------------------------------------
                                         Steven A. Burleson
                                         Vice President, Chief Financial
                                         Officer and Treasurer

                                  EXHIBIT INDEX



  EXHIBIT
   NUMBER           DESCRIPTION
--------------------------------------------------------------------------------

    10              1999 Long-Term Incentive Plan (incorporated by reference to
                    Exhibit 10.22 to WESCO International, Inc.'s Registration Statement on Form S-1 (No. 333-73299))

    27              Financial Data Schedule, filed herewith