Form 10-Q
period 1999-06-30
WESCO INTERNATIONAL INC
filed 1999-08-16
CIK 929008

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

                                       or

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD

                  from                       to
                       ---------------------    --------------------

                  For the quarterly period ended JUNE 30, 1999

                        Commission file number 001-14989


                            WESCO INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)




                  DELAWARE                                25-1723345
      (State or other jurisdiction of        (IRS Employer Identification No.)
       incorporation or organization)

             COMMERCE COURT
     FOUR STATION SQUARE, SUITE 700
     PITTSBURGH, PENNSYLVANIA 15219                     (412) 454-2200
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

As of August 5, 1999, WESCO International, Inc. had 43,076,172 shares and 4,653,131 shares of common stock and Class B common stock outstanding, respectively.


================================================================================

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q



                                TABLE OF CONTENTS

                                                                                                       Page
----------------------------------------------------------------------------------------------------------------
PART I - FINANCIAL INFORMATION

       ITEM 1.  Financial Statements
                   Condensed Consolidated Balance Sheets as of December 31, 1998 and
                      June 30, 1999 (unaudited)                                                          2
                   Condensed Consolidated Statements of Operations for the three months
                      and six months ended June 30, 1998 and 1999 (unaudited)                            3
                   Condensed Consolidated Statements of Cash Flows for the six months
                      ended June 30, 1998 and 1999 (unaudited)                                           4
                   Notes to Condensed Consolidated Financial Statements (unaudited)                      5

       ITEM 2.  Management's Discussion and Analysis of Financial Condition and
                   Results of Operations                                                                12

       ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk                              19


PART II - OTHER INFORMATION

       ITEM 2.  Changes in Securities and Use of Proceeds                                               19

       ITEM 6.  Exhibits and Reports on Form 8-K                                                        19

                Signatures                                                                              20
----------------------------------------------------------------------------------------------------------------

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                       DECEMBER 31          JUNE 30
Dollars in thousands, except par values                                                    1998               1999
-----------------------------------------------------------------------------------------------------------------------
                                                                                                            (UNAUDITED)
                                                 ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                              $     8,093         $    41,331
Trade accounts receivable, net of allowance for doubtful accounts of
   $8,082 and $6,817 in 1998 and 1999, respectively                                        181,511             231,514
Other accounts receivable                                                                   22,265              20,674
Inventories                                                                                343,764             385,296
Income taxes receivable                                                                      7,329               9,248
Prepaid expenses and other current assets                                                    2,892               5,503
Deferred income taxes                                                                       16,217              14,064
                                                                                       -----------         -----------
     Total current assets                                                                  582,071             707,630

Property, buildings and equipment, net                                                     107,596             109,066
Goodwill and other intangibles, net of accumulated amortization
   of $10,163 and $14,655 in 1998 and 1999, respectively                                   234,049             252,339
Other assets                                                                                26,806              20,789
                                                                                       -----------         -----------
     Total assets                                                                      $   950,522         $ 1,089,824
                                                                                       ===========         ===========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                                       $   378,590         $   441,498
Accrued payroll and benefit costs                                                           19,614              15,605
Current portion of long-term debt                                                           16,592               2,391
Other current liabilities                                                                   51,671              26,514
                                                                                       -----------         -----------
     Total current liabilities                                                             466,467             486,008

Long-term debt                                                                             579,238             476,526
Other noncurrent liabilities                                                                 7,040               7,604
Deferred income taxes                                                                       18,832              19,632
                                                                                       -----------         -----------
     Total liabilities                                                                   1,071,577             989,770

Commitments and contingencies

Redeemable Class A common stock, $.01 par value; 4,901,902 issued and outstanding in 1998 (redemption value of redeemable common stock and
   vested options of $130,267 in 1998)                                                      21,506                  --

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 20,000,000 shares authorized, no shares issued                 --                  --
Common stock, $.01 par value; 210,000,000 shares authorized, 25,209,817 and
   43,052,350 shares issued and outstanding in 1998 and 1999, respectively                     252                 431
Class B nonvoting convertible common stock, $.01 par value; 20,000,000 shares
   authorized, 4,653,131 issued and outstanding in 1998 and 1999                                46                  46
Additional capital                                                                         326,783             564,745
Retained earnings (deficit)                                                               (468,220)           (464,263)
Accumulated other comprehensive income (loss)                                               (1,422)               (905)
                                                                                       -----------         -----------
     Total stockholders' equity                                                           (142,561)            100,054
                                                                                       -----------         -----------
     Total liabilities and stockholders' equity                                        $   950,522         $ 1,089,824
                                                                                       ===========         ===========


          The accompanying notes are an integral part of the condensed consolidated financial statements.

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                      THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                            JUNE 30                          JUNE 30
In thousands, except share data                                     1998              1999            1998             1999
----------------------------------------------------------------------------------------------------------------------------------
Sales, net                                                      $   748,307      $   864,151      $ 1,441,755      $ 1,641,566
Cost of goods sold                                                  615,015          707,150        1,181,769        1,345,772
                                                                -----------      -----------      -----------      -----------
   Gross profit                                                     133,292          157,001          259,986          295,794

Selling, general and administrative expenses                        101,543          115,245          205,107          225,625
Depreciation and amortization                                         3,372            5,229            6,328            9,728
Recapitalization costs                                               51,800               --           51,800               --
                                                                -----------      -----------      -----------      -----------
   Income (loss) from operations                                    (23,423)          36,527           (3,249)          60,441

Interest expense, net                                                10,278           12,332           16,480           26,791
Other expenses                                                        2,570            4,933            2,570            9,547
                                                                -----------      -----------      -----------      -----------
   Income (loss) before income taxes and extraordinary item         (36,271)          19,262          (22,299)          24,103

Provision for income taxes                                          (18,142)           7,714          (12,693)           9,638
                                                                -----------      -----------      -----------      -----------
   Income (loss) before extraordinary item                          (18,129)          11,548           (9,606)          14,465

Extraordinary item, net of tax benefits of $6,711 (Note 4)               --           10,507               --           10,507
                                                                -----------      -----------      -----------      -----------

   Net income (loss)                                            $   (18,129)     $     1,041      $    (9,606)     $     3,958
                                                                ===========      ===========      ===========      ===========


Basic earnings (loss) per share:
   Income (loss) before extraordinary item                      $     (0.35)     $      0.28      $     (0.17)     $      0.38
   Extraordinary item                                                    --            (0.25)              --            (0.27)
                                                                -----------      -----------      -----------      -----------
   Net income (loss)                                            $     (0.35)     $      0.03      $     (0.17)     $      0.11
                                                                ===========      ===========      ===========      ===========

Diluted earnings (loss) per share:
   Income (loss) before extraordinary item                      $     (0.35)     $      0.25      $     (0.17)     $      0.34
   Extraordinary item                                                    --            (0.22)              --            (0.24)
                                                                -----------      -----------      -----------      -----------
   Net income (loss)                                            $     (0.35)     $      0.03      $     (0.17)     $      0.10
                                                                ===========      ===========      ===========      ===========


          The accompanying notes are an integral part of the condensed consolidated financial statements.

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                                 SIX MONTHS ENDED
                                                                                                      JUNE 30
In thousands                                                                                    1998           1999
-------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income (loss)                                                                            $  (9,606)     $   3,958
Adjustments to reconcile net income (loss) to net cash provided by operating activities
     Extraordinary item, net of tax benefit                                                         --         10,507
     Recapitalization costs                                                                     40,500             --
     Depreciation and amortization                                                               6,328          9,728
     Accretion of original issue and amortization of purchase discounts                          2,761          3,867
     Amortization of debt issuance costs and interest rate caps                                    331            706
     Gain on sale of property, buildings and equipment                                            (443)          (240)
     Deferred income taxes                                                                        (226)         2,953
     Changes in assets and liabilities, excluding the effects of acquisitions:
         Sale of trade accounts receivable                                                     249,802         25,000
         Trade and other receivables                                                           (12,602)       (62,086)
         Inventories                                                                             1,115        (32,568)
         Other current and noncurrent assets                                                   (20,875)         2,702
         Accounts payable                                                                       41,005         64,834
         Accrued payroll and benefit costs                                                     (14,184)        (4,009)
         Other current and noncurrent liabilities                                               (2,357)         1,928
                                                                                             ---------      ---------
              Net cash provided by operating activities                                        281,549         27,280

INVESTING ACTIVITIES:
Capital expenditures                                                                            (6,149)        (9,641)
Proceeds from the sale of property, buildings and equipment                                      1,139            320
Advances to affiliates                                                                              --         (1,196)
Acquisitions, net of cash acquired                                                             (90,641)       (58,489)
                                                                                             ---------      ---------
              Net cash used by investing activities                                            (95,651)       (69,006)

FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt                                                       850,228        453,966
Repayments of long-term debt                                                                  (628,350)      (564,512)
Debt issuance costs                                                                            (10,570)        (2,103)
Recapitalization costs                                                                         (18,174)            --
Repurchase of common stock and options                                                        (653,528)            --
Proceeds from issuance of common stock                                                         319,999        187,613
Proceeds from contributed capital                                                                5,806             --
                                                                                             ---------      ---------
              Net cash provided (used) by financing activities                                (134,589)        74,964
                                                                                             ---------      ---------

     Net change in cash and cash equivalents                                                    51,309         33,238
     Cash and cash equivalents at the beginning of period                                        7,620          8,093
                                                                                             ---------      ---------
     Cash and cash equivalents at the end of period                                          $  58,929      $  41,331
                                                                                             =========      =========


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

    On May 17, 1999, WESCO completed an initial public offering of 11,183,750 shares of common stock at $18.00 per share (see Note 3).


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

    The unaudited condensed consolidated balance sheet as of June 30, 1999, the unaudited condensed consolidated statements of operations for the three months and six months ended June 30, 1998 and 1999, and the unaudited condensed consolidated statements of cash flows for the six months ended June 30, 1998 and 1999, in the opinion of management, have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of the results of the interim periods. All adjustments reflected in the condensed consolidated financial statements are of a normal recurring nature. Results for the interim periods presented are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts have been reclassified in order to conform to the current period presentation.

Recent Accounting Pronouncement

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, as amended, is required to be adopted by WESCO as of January 1, 2001, although early adoption is permitted. This statement requires the recognition of the fair value of any derivative financial instrument on the balance sheet. Changes in fair value of the derivative and, in certain instances, changes in the fair value of an underlying hedged asset or liability, are recognized through either income or as a component of other comprehensive income. Management does not expect this statement will have a material impact on the results of operations or financial position of WESCO.


3.  INITIAL PUBLIC OFFERING

    On May 17, 1999, WESCO completed its initial public offering of 11,183,750 shares of common stock ("Offering") at $18.00 per share. In connection with the Offering, certain employee rights to require WESCO to repurchase outstanding redeemable common stock were terminated and approximately $31.5 million of convertible notes were converted into common stock. Proceeds from the Offering (after deducting Offering costs) totaling $187.6 million and borrowings of approximately $65 million were used to redeem all of the senior discount notes ($62.8 million) and to repay the revolving credit and term loan facilities ($188.8 million).

    In connection with the Offering, on April 11, 1999, the Board of Directors approved a 57.8 to one stock split effected in the form of a stock dividend of WESCO's common stock. The Board of Directors also reclassified the Class A common stock into common stock, increased the authorized common stock to 210,000,000 shares and the authorized Class B common stock to 20,000,000 shares and authorized 20,000,000 shares of $.01 par preferred stock, all effective May 11, 1999. In this report, all share and per share data have been restated to reflect the stock split.


4.  EXTRAORDINARY ITEM

    In the second quarter of 1999, WESCO: (i) entered into a new $400 million revolving credit facility and retired its existing term loans and revolving facility; (ii) terminated its existing accounts receivable securitization program and entered into a new accounts receivable securitization program; and
(iii) retired all of its outstanding 11.125% senior discount notes. In conjunction with these transactions, approximately $8.9 million of deferred financing charges were written off and redemption costs of $8.3 million were incurred to redeem the 11.125% senior discount notes. These transactions resulted in an extraordinary loss of $10.5 million, net of income tax benefits of $6.7 million.


5.  RECAPITALIZATION

    On June 5, 1998, WESCO repurchased and retired 61,862,068 shares of common stock held by certain shareholders for net consideration of approximately $653.5 million ("Equity Consideration"). In addition, WESCO repaid approximately $379.1 million of then outstanding indebtedness, and sold 29,604,351 shares of common stock to an investor group led by affiliates of Cypress representing approximately 88.7% of WESCO for an aggregate cash consideration of $318.1 million ("Cash Equity Contribution") (collectively, "Recapitalization"). Existing management retained approximately 11.3% interest in WESCO after the Recapitalization. WESCO funded the Equity Consideration and the repayment of indebtedness from proceeds of the Cash Equity Contribution, issuance of approximately $351 million of senior subordinated and senior discount notes, a $170 million credit facility and the sale of approximately $250 million of accounts receivable. Given the 11.3% retained ownership, the transaction was treated as a recapitalization for financial reporting purposes and, accordingly, the historical bases of WESCO's assets and liabilities were not affected.

    In connection with the Recapitalization, WESCO recorded a one-time charge of $51.8 million related to investment banking fees of $13.8 million, compensation charges of $11.3 million associated with one-time bonuses paid to certain members of management, transaction fees of $9.5 million paid to Cypress, compensation charges of $6.2 million associated with the cash settlement of certain stock options, compensation charges of $4.1 million associated with the acceleration of vesting of one former executive's stock options issued at a discount and other non-capitalized transaction fees and expenses amounting to $6.9 million.


6.  ACCOUNTS RECEIVABLE SECURITIZATION

    On June 30, 1999, WESCO and certain of its subsidiaries terminated its previous accounts receivable securitization program and entered into a new $350 million accounts receivable securitization program ("Receivables Facility") with another financial institution. Under the Receivables Facility WESCO sells, on a continuous basis, to WESCO Receivables Corporation, a wholly-owned, special purpose subsidiary ("SPC"), an undivided interest in all eligible accounts receivable. The SPC sells to a third party conduit all the receivables while maintaining a subordinated interest, in the form of overcollateralization, in a portion of the receivables. WESCO has agreed to continue servicing the sold receivables for the financial institution at market rates; accordingly, no servicing asset or liability has been recorded.

    As of December 31, 1998 and June 30, 1999, securitized accounts receivable totaled $360.1 million and $414.8 million, respectively, of which the subordinated retained interest was $84.1 million and $112.8 million, respectively. Accordingly, $276.0 million and $302.0 million of accounts receivable balances were removed from the consolidated balance sheet at December 31, 1998 and June 30, 1999. Net proceeds from the transactions totaled $274.2 million in 1998 and $25.0 million in the first six months of 1999. Costs associated with the Receivables Facility totaled $2.6 million in the first six months of 1998, and $9.5 million in the first six months of 1999. These amounts are recorded as other expenses in the condensed consolidated statement of operations and are primarily related to the discount and loss on the sale of accounts receivables, partially offset by related servicing revenue.


7.   LONG-TERM DEBT

     The following table sets forth WESCO's outstanding indebtedness.

                                                                       DECEMBER 31      JUNE 30
               In thousands                                                   1998         1999
               ----------------------------------------------------------------------------------
               Revolving credit facility                                  $     --     $183,850
               Senior subordinated notes (1)                               289,194      289,746
               Term loans                                                  169,500           --
               Prior revolving facility                                     42,450           --
               Senior discount notes (2)                                    52,071           --
               Other                                                        42,615        5,321
                                                                      ------------- -------------
                                                                           595,830      478,917
               Less current portion                                        (16,592)      (2,391)
                                                                      ------------- -------------
               Total                                                      $579,238     $476,526
               ----------------------------------------------------------------------------------


(1) Net of original issue discount and purchase discount of $918 and $9,888 respectively, at December 31, 1998 and $891 and $9,363 respectively, at June 30, 1999.

(2) Net of original issue discount and purchase discount of $33,266 and $1,664, respectively.


    During the second quarter of 1999, WESCO completed the Offering and, as discussed below, refinanced the majority of its long-term debt facilities. As a result of these transactions, the term loans and the senior discount notes were repaid, the prior revolving facility was refinanced and certain convertible notes were converted into WESCO common stock.

    The term loans and prior revolving facility borrowings were made pursuant to a credit agreement entered into by and between WESCO and certain financial institutions. This credit agreement provided for term loan facilities in an aggregate principal amount of $270 million and a $100 million revolving credit facility. This facility provided variable-rate borrowings tied to market indices plus applicable borrowing margins.

The senior discount notes with an aggregate principal amount of $87 million and a stated rate of 11.125% were issued with an original issue discount ("OID") of $36.5 million that was being accreted over the period ending June 1, 2003.


Revolving Credit Facility

    On June 29, 1999, WESCO Distribution, Inc. entered into a new $400 million revolving credit facility with a consortium of financial institutions. The revolving credit facility, which matures in June 2004, consists of up to $365 million of revolving loans denominated in US dollars and a Canadian sublimit totaling $35 million. Borrowings under the revolving credit facility are collateralized by substantially all the assets, excluding real property, of WESCO Distribution, Inc. and are guaranteed by WESCO International, Inc. and certain subsidiaries.

    Borrowings bear rates of interest equal to various indices, at WESCO's option, plus a borrowing margin. At June 30, 1999, the interest rate on revolving credit facility borrowings was 6.86%. A commitment fee of 30 to 50 basis points per annum is due on unused portions of the revolving credit facility.

    Capitalized debt issuance costs related to the new revolving credit facility were approximately $1.8 million and are being amortized to interest expense on a straight-line basis, which does not differ materially from the effective-interest method, over the life of the credit agreement.

    The revolving credit facility contains various restrictive covenants that, among other things, include limitations on (i) dividend payments or certain other restricted payments or investments; (ii) the incurrence of additional indebtedness and guarantees or issuance of additional stock; (iii) creation of liens; (iv) mergers, consolidation or sales of substantially all of WESCO's assets; (v) certain transactions among affiliates; (vi) payments by certain subsidiaries to WESCO; and (vii) capital expenditures. In addition, the agreements require WESCO to meet certain leverage, working capital and interest coverage ratios.


8.  LONG-TERM INCENTIVE PLAN

    On April 26, 1999, the Board of Directors approved the Long-Term Incentive Plan ("LTIP"). The LTIP provides for stock participation in the form of options, restricted stock awards and performance awards by certain key employees of WESCO. The LTIP covers a maximum of 6,936,000 shares of WESCO's common stock. The exercise price is determined by the Compensation Committee of the Board of Directors.


9.  ACQUISITIONS

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

                                                        THREE MONTHS ENDED    SIX MONTHS ENDED
               In thousands, except per share amounts     JUNE 30, 1998        JUNE 30, 1998
               ----------------------------------------------------------------------------------
               Sales, net                                     $814,030            $1,573,770
               Net loss                                        (16,000)               (6,648)
               Basic earnings per share                          (0.31)                (0.12)
               Diluted earnings per share                        (0.31)                (0.12)
               ----------------------------------------------------------------------------------


    The pro forma financial information does not purport to present what WESCO's results of operations would have been if the Bruckner acquisition had actually occurred as of January 1, 1998, or to project WESCO's results of operations for any future period.

    During 1999, WESCO purchased four electrical supply distributors with annual sales of approximately $70 million for an aggregate consideration of $24.4 million, resulting in goodwill of $9.5 million.

10. EARNINGS PER SHARE

    The following tables set forth the details of basic and diluted earnings per share before extraordinary item:

                                                                            THREE MONTHS ENDED
                                                                                 JUNE 30
               Dollars in thousands, except per share amounts              1998           1999
               ----------------------------------------------------------------------------------
               Income (loss) before extraordinary item                  $(18,129)       $11,548
               Interest on convertible debt                                   --            189
                                                                      ----------     ----------
                   Earnings (loss) used in diluted earnings
                     (loss) per share before extraordinary item         $(18,129)       $11,737
                                                                      ==========     ==========
               Weighted average common shares outstanding used in
                  computing basic earnings (loss) per share
                                                                      52,184,367     41,737,337
               Common shares issuable upon exercise of
                  dilutive stock options                                      --      4,072,623
               Assumed conversion of convertible debt                         --        928,205
                                                                      ----------     ----------
               Weighted average common shares outstanding and
                  common share equivalents used in computing
                  diluted earnings (loss) per share                   52,184,367     46,738,165
                                                                      ==========     ==========

               Earnings (loss) per share before extraordinary item
                  Basic                                                   $(0.35)         $0.28
                  Diluted                                                 $(0.35)         $0.25
               ----------------------------------------------------------------------------------


                                                                             SIX MONTHS ENDED
                                                                                  JUNE 30
               Dollars in thousands, except per share amounts               1998           1999
               ----------------------------------------------------------------------------------
               Income (loss) before extraordinary item                   $(9,606)       $14,465
               Interest on convertible debt                                   --            595
                                                                      ----------     ----------
                   Earnings (loss) used in diluted earnings
                     (loss) per share before extraordinary item          $(9,606)       $15,060
                                                                      ==========     ==========
               Weighted average common shares outstanding
                  used in computing basic earnings (loss)
                  per share                                           55,686,399     38,271,955
               Common shares issuable upon exercise of
                  dilutive stock options                                      --      3,948,807
               Assumed conversion of convertible debt                         --      1,754,090
                                                                      ----------     ----------
               Weighted average common shares outstanding and
                  common share equivalents used in computing
                  diluted earnings (loss) per share                   55,686,399     43,974,852
                                                                      ==========     ==========

               Earnings (loss) per share before extraordinary item
                  Basic                                                   $(0.17)         $0.38
                  Diluted                                                 $(0.17)         $0.34
               ----------------------------------------------------------------------------------


    In the three months and six months ended June 30, 1998, interest on convertible debt of $85 and $168, respectively, and common share equivalents outstanding of 4,235,761 and 4,324,910, respectively, were anti-dilutive and, accordingly, were not considered in the computation of diluted loss per share.

11. COMPREHENSIVE INCOME

    The following tables set forth comprehensive income and its components:

                                                                            THREE MONTHS ENDED
                                                                                  JUNE 30
               In thousands                                                  1998        1999
               ----------------------------------------------------------------------------------
               Net income (loss)                                          $(18,129)     $1,041
               Foreign currency translation adjustment                        (344)        258
                                                                          --------      ------
               Comprehensive income (loss)                                $(18,473)     $1,299
               ----------------------------------------------------------------------------------


                                                                             SIX MONTHS ENDED
                                                                                  JUNE 30
               In thousands                                                  1998        1999
               ----------------------------------------------------------------------------------
               Net income (loss)                                           $(9,606)     $3,958
               Foreign currency translation adjustment                        (277)        517
                                                                           -------      ------
               Comprehensive income (loss)                                 $(9,883)     $4,475
               ----------------------------------------------------------------------------------



12. CASH FLOW STATEMENT

    Supplemental cash flow information with respect to acquisitions was as follows:

                                                                             SIX MONTHS ENDED
                                                                                 JUNE 30
               In thousands                                                 1998        1999
               ----------------------------------------------------------------------------------
               Details of acquisitions
                  Fair value of assets acquired                           $142,664     $30,974
                  Deferred acquisition payment                                  --      36,415
                  Fair value of liabilities assumed                        (32,403)     (6,600)
                  Notes issued to seller                                   (19,620)     (2,300)
                                                                          --------     -------
               Cash paid for acquisitions                                 $ 90,641     $58,489
               ----------------------------------------------------------------------------------

    Noncash investing and financing activities not reflected in the consolidated statement of cash flows for the six months ended June 30, 1999, consisted of $21.5 million of conversion redeemable Class A common stock and the conversion of $31.5 million of convertible notes into WESCO common stock.


13. OTHER FINANCIAL INFORMATION

    In June 1998, WESCO Distribution, Inc. issued $300 million of 9 1/8% senior subordinated notes. The senior subordinated notes are fully and unconditionally guaranteed by WESCO International, Inc. on a subordinated basis to all existing and future senior indebtedness of WESCO International, Inc. Summarized financial information for WESCO Distribution, Inc. is as follows:

               BALANCE SHEET DATA
                                                                        DECEMBER 31   JUNE 30
               In thousands                                                 1998        1999
               ----------------------------------------------------------------------------------
               Current assets                                             $582,071    $707,630
               Noncurrent assets                                           368,451     382,194
               Current liabilities                                         466,467     486,008
               Long-term debt                                              527,167     476,526
               Other noncurrent liabilities                                 25,872      27,236
               Total liabilities and stockholder's equity                  950,522   1,089,824
               ----------------------------------------------------------------------------------

               STATEMENT OF OPERATIONS DATA
                                                                            THREE MONTHS ENDED
                                                                                  JUNE 30
               In thousands                                                 1998        1999
               ----------------------------------------------------------------------------------
               Sales, net                                                 $748,307    $864,151
               Gross profit                                                133,292     157,001
               Income (loss) from operations                               (23,423)     36,527
               Net income (loss)                                           (17,646)      1,856
               ----------------------------------------------------------------------------------


                                                                             SIX MONTHS ENDED
                                                                                  JUNE 30
               In thousands                                                 1998        1999
               ----------------------------------------------------------------------------------
               Sales, net                                               $1,441,755  $1,641,566
               Gross profit                                                259,986     295,794
               Income (loss) from operations                                (3,249)     60,441
               Net income (loss)                                            (9,123)      6,360
               ----------------------------------------------------------------------------------

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


RECENT DEVELOPMENTS

    Recent developments affecting the results of operations and financial position of WESCO include the following:

    Initial Public Offering. On May 17, 1999, WESCO completed its initial public offering of 11,183,750 shares of common stock ("Offering") at $18.00 per share. In connection with the Offering, certain employee rights to require WESCO to repurchase outstanding redeemable common stock were terminated and approximately $31.5 million of convertible notes were converted into common stock. Proceeds from the Offering (after deducting Offering costs) totaling $187.6 million and borrowings of approximately $65 million were used to redeem all of the senior discount notes ($62.8 million) and to repay the revolving credit and term loan facilities ($188.8 million).

    Credit Refinancing. On June 29, 1999, WESCO Distribution, Inc. entered into a new $400 million revolving credit facility with a consortium of financial institutions. The new credit agreement provides greater financial flexibility and lower annual costs of financing than the previous credit agreement. In addition, WESCO entered into a new $350 million accounts receivable securitization program that provides for a larger amount of eligible accounts receivable and lower costs than the previous securitization program.

    In conjunction with these transactions, approximately $8.9 million of deferred financing charges were written off and redemption costs of $8.3 million were incurred to redeem the 11.125% senior discount notes. These transactions resulted in an extraordinary loss of $10.5 million, net of income tax benefits of $6.7 million.

    Acquisitions. During the first six months of 1999, WESCO purchased four electrical supply distributors with annual sales of approximately $70 million for an aggregate consideration of $24.4 million, resulting in goodwill of $9.5 million.

RESULTS OF OPERATIONS

Second Quarter of 1999 versus Second Quarter of 1998

    The following table sets forth the percentage relationship to net sales of certain items in WESCO's condensed consolidated statements of operations for the periods presented:

                                                                          THREE MONTHS ENDED
                                                                                JUNE 30
                                                                            1998        1999
               ----------------------------------------------------------------------------------
               Sales, net                                                   100.0%     100.0%
               Gross profit                                                  17.8       18.2
               Selling, general and administrative expenses                  13.6       13.3
               Depreciation and amortization                                  0.5        0.6
               Recapitalization costs                                         6.9         --
                                                                            -----      -----
                   Income (loss) from operations                             (3.1)       4.2
               Interest expense                                               1.4        1.4
               Other expense                                                  0.3        0.6
                                                                            -----      -----
                   Income (loss) before income taxes and
                     extraordinary item                                      (4.8)       2.2
               Income taxes (benefits)                                       (2.4)       0.9
                                                                            -----      -----
                   Income (loss) before extraordinary item                   (2.4)       1.3
               Extraordinary item                                              --       (1.2)
                                                                            -----      -----
                   Net income (loss)                                         (2.4)%      0.1%
               ----------------------------------------------------------------------------------

    Net Sales. Sales in the second quarter of 1999 increased $115.9 million, or 15.5%, to $864.2 million compared with $748.3 million in the prior-year quarter, primarily due to sales attributable to acquired companies. The mix of direct shipment sales increased to approximately 47% in the second quarter of 1999 from 41% in the second quarter of 1998 as a result of the Bruckner acquisition completed in September 1998. Substantially all of Bruckner's sales are direct shipment.

    Gross Profit. Gross profit for the second quarter of 1999 increased $23.7 million to $157.0 million from $133.3 million for the second quarter of 1998. Gross profit margin increased to 18.2% in the current-year quarter from 17.8% in the second quarter of 1998. The increase was primarily due to lower costs of sales partially offset by the effects of the Bruckner acquisition. Gross profit margin in 1999 includes the effect of an increase in direct shipment sales associated with the Bruckner acquisition. Direct ship gross margins are lower than those of other sales; however, operating profit margins are often higher, since the product handling and fulfillment costs associated with direct shipments are much lower. Excluding the effects of the Bruckner acquisition, gross profit margin increased to 18.8% due to gross margin improvement initiatives.

    Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses increased $13.7 million, or 13.5%, to $115.2 million. Approximately $11.5 million of this increase was associated with companies acquired during 1998 and the first half of 1999; the remainder was associated with certain expenses that are variable in nature and increase when sales increase. As a percent of sales, SG&A expenses declined to 13.3% compared with 13.6% in the year-earlier quarter reflecting a lower relative cost structure associated with the Bruckner acquisition.

    In connection with the recapitalization completed in June 1998, WESCO recorded a one-time charge of $51.8 million primarily related to various financing expenses, professional and legal fees and management compensation costs.

    Depreciation and Amortization. Depreciation and amortization increased $1.9 million to $5.2 million reflecting higher amortization of goodwill from acquisitions and increases in property, buildings and equipment over the prior year.

    Interest and Other Expense. Interest expense totaled $12.3 million for the second quarter of 1999, an increase of $2.1 million over the same period in 1998. The increase was primarily due to the higher levels of borrowings associated with the June 1998 recapitalization and acquisitions.

    Other expense totaled $4.9 million and $2.6 million in the second quarter of 1999 and 1998, respectively, reflecting costs associated with the accounts receivable securitization.

    Income Taxes. Income tax expense totaled $7.7 million in the second quarter of 1999 and the effective tax rate was 40.0%. In the second quarter of 1998, income tax benefits totaled $18.1 million and were primarily due to the one-time $51.8 million recapitalization costs recorded in the second quarter of 1998. The effective tax rate in the second quarter of 1998 was 50.0% primarily reflecting certain nondeductible recapitalization costs. Excluding the recapitalization costs, the effective tax rate was 39.0% for second quarter of 1998. The effective tax rates differ from the federal statutory rate primarily due to state income taxes and nondeductible expenses.

    Income Before Extraordinary Item and Net Income. For the second quarter of 1999, income before extraordinary item totaled $11.5 million, or $0.25 per diluted share, compared with a loss and loss per diluted share of $18.1 million and $0.35, respectively, in the second quarter of 1998. The increases in the comparison are primarily due to revenue growth through acquisitions and nonrecurring recapitalization costs included in the second quarter 1998 results.

    Net income and diluted earnings per share totaled $1.0 million and $0.03, respectively, for the second quarter of 1999, compared with a net loss of $18.1 million, or $0.35 per diluted share, for the second quarter of 1998.


Six Months Ended June 30, 1999 versus Six Months Ended June 30, 1998

    The following table sets forth the percentage relationship to net sales of certain items in WESCO's condensed consolidated statements of operations for the periods presented:

                                                                            SIX MONTHS ENDED
                                                                                 JUNE 30
                                                                             1998       1999
               ----------------------------------------------------------------------------------
               Sales, net                                                   100.0%     100.0%
               Gross profit                                                  18.0       18.0
               Selling, general and administrative expenses                  14.2       13.7
               Depreciation and amortization                                  0.5        0.6
               Recapitalization costs                                         3.6         --
                                                                            -----      -----
                   Income (loss) from operations                             (0.3)       3.7
               Interest expense                                               1.1        1.6
               Other expense                                                  0.2        0.6
                                                                            -----      -----
                   Income (loss) before income taxes and
                     extraordinary item                                      (1.6)       1.5
               Income taxes (benefits)                                       (0.9)       0.6
                                                                            -----      -----
                   Income (loss) before extraordinary item                   (0.7)       0.9
               Extraordinary item                                              --       (0.6)
                                                                            -----      -----
                   Net income (loss)                                         (0.7)%      0.3%
               ----------------------------------------------------------------------------------


    Net Sales. Sales in the first six months of 1999 increased $199.8 million, or 13.9%, to $1.6 billion compared with $1.4 billion in the prior-year period due to sales attributable to acquired companies. The mix of direct shipment sales increased to approximately 47% in the first six months of 1999 from 40% in the first six months of 1998 as a result of the Bruckner acquisition completed in September 1998. Substantially all of Bruckner's sales are direct shipment.

    Gross Profit. Gross profit for the first six months of 1999 increased $35.8 million to $295.8 million from $260.0 million for the first six months of 1998. Gross profit margin was 18.0% in the first half of 1999 and 1998. Excluding the effects of the Bruckner acquisition, which has a higher proportion of lower-margin direct ship sales, gross profit margin increased to 18.7% due to gross margin improvement initiatives.

    Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses increased $20.5 million, or 10.0%, to $225.6 million. This increase was associated with companies acquired during 1998 and in the first half of 1999. As a percent of sales, SG&A expenses declined to 13.7% compared with 14.2% in the year-earlier quarter reflecting a lower relative cost structure associated with the Bruckner acquisition.

    Depreciation and Amortization. Depreciation and amortization increased $3.4 million to $9.7 million reflecting higher amortization of goodwill from acquisitions and increases in property, buildings and equipment over the prior year.

    Interest and Other Expense. Interest expense totaled $26.8 million for the first six months of 1999, an increase of $10.3 million over the same period in 1998. The increase was primarily due to the higher levels of borrowings associated with the recapitalization and acquisitions.

    Other expense totaled $9.5 million and $2.6 million in the first six months of 1999 and 1998, respectively, reflecting costs associated with the accounts receivable securitization program which commenced in June 1998.

    Income Taxes. Income tax expense totaled $9.6 million in the first six months of 1999 and the effective tax rate was 40.0%. In the second quarter of 1998, income tax benefits totaled $12.7 million and were primarily due to the one-time $51.8 million recapitalization costs recorded in the second quarter of 1998. The effective tax rate in the first six months of 1998 was 56.9% primarily reflecting certain nondeductible recapitalization costs. Excluding the recapitalization costs, the effective tax rate was 39.0% for the first six months of 1998.

    Income Before Extraordinary Item and Net Income. For the first six months of 1999, income before extraordinary item totaled $14.5 million, or $0.34 per diluted share, compared with a loss of $9.6 million, or $0.17 per diluted share, in the first six months of 1998. The increases in the comparison are primarily due to revenue growth and nonrecurring recapitalization costs included in the 1998 results.

    Net income and diluted earnings per share totaled $4.0 million and $0.10, respectively, for the first six months of 1999, compared with a net loss of $9.6 million, or $0.17 per diluted share, for the first six months of 1998.


LIQUIDITY AND CAPITAL RESOURCES

    Total assets were $1.1 billion and $950.5 million at June 30, 1999 and December 31, 1998, respectively. In addition, stockholders' equity totaled $100.1 million at June 30, 1999, compared with a deficit of $142.6 million at December 31, 1998. The increase in stockholders' equity was primarily due to the Offering.

    The following table sets forth WESCO's outstanding indebtedness.

                                                                          DECEMBER 31    JUNE 30
               In millions                                                    1998        1999
               ----------------------------------------------------------------------------------
               Revolving credit facility                                    $   --      $183.9
               Senior subordinated notes (1)                                 289.2       289.7
               Term loans                                                    169.5          --
               Prior revolving facility                                       42.4          --
               Senior discount notes (2)                                      52.1          --
               Other                                                          42.6         5.3
                                                                            ------      ------
                                                                             595.8       478.9
               Less current portion                                          (16.6)       (2.4)
                                                                            ------      ------
               Total                                                        $579.2      $476.5
               ----------------------------------------------------------------------------------


(1) Net of original issue discount and purchase discount of $0.9 and $9.9, respectively, at December 31, 1998 and $0.9 and $9.4, respectively, at June 30, 1999.

(2) Net of original issue discount and purchase discount of $33.2 and $1.7, respectively.

    During the second quarter of 1999, WESCO completed the Offering with net proceeds of $187.6 million, and, as discussed below, refinanced its credit agreement and accounts receivable securitization program. As a result of these transactions, the term loans and the senior discount notes were repaid, the prior revolving facility was refinanced and $31.5 million of convertible notes were converted into WESCO common stock.

Revolving Credit Facility

    On June 29, 1999, WESCO Distribution, Inc. entered into a new $400 million revolving credit facility with a consortium of financial institutions. The revolving credit facility, which matures in June 2004, consists of up to $365 million of revolving loans denominated in US dollars and a Canadian sublimit totaling $35 million. Borrowings under the revolving credit facility are collateralized by substantially all the assets, excluding real property, of WESCO Distribution, Inc. and are guaranteed by WESCO International, Inc. and certain subsidiaries.

    Borrowings bear rates of interest equal to various indices, at WESCO's option, plus a borrowing margin. At June 30, 1999, the interest rate on revolving credit facility borrowings was 6.86%. A commitment fee of 30 to 50 basis points per annum is due on unused portions of the revolving credit facility. The new credit agreement is expected to reduce WESCO's borrowing costs.

    The revolving credit facility contains various restrictive covenants that, among other things, impose limitations on (i) dividend payments or certain other restricted payments or investments; (ii) the incurrence of additional indebtedness and guarantees or issuance of additional stock; (iii) creation of liens; (iv) mergers, consolidation or sales of substantially all of WESCO's assets (v) certain transactions among affiliates; (vi) payments by certain subsidiaries to WESCO; and (vii) capital expenditures. In addition, the agreements require WESCO to meet certain leverage, working capital and interest coverage ratios.

Accounts Receivable Securitization Program

    On June 30, 1999, WESCO and certain of its subsidiaries terminated its previous accounts receivable securitization program and entered into a new $350 million accounts receivable securitization program ("Receivables Facility") with another financial institution. Under the Receivables Facility WESCO sells an undivided interest in all eligible accounts receivable. WESCO has agreed to continue servicing the sold receivables for the financial institution at market rates; accordingly, no servicing asset or liability has been recorded.

    WESCO's liquidity needs arise from seasonal working capital requirements, capital expenditures, debt service obligations and acquisitions. An analysis of cash flows for the first six months of 1999 and 1998 follows:

    Operating Activities. Cash provided by operating activities totaled $27.3 million in the first six months of 1999, compared to $281.5 million a year ago. Cash provided by operations in the first six months of 1999 and 1998 included proceeds of $25.0 million and $249.8 million, respectively, from the sale of accounts receivable in connection with the accounts receivable securitization program. Excluding this transaction, operating activities provided $2.3 million in 1999 and $31.7 million in 1998. On this basis, the period-to-period decline in operating cash flow was primarily due to increases in working capital.

    Investing Activities. Net cash used in investing activities was $69.0 million in the first six months of 1999, compared to $95.7 million in the same period of 1998. Cash used for investing activities was higher in 1998 primarily due to amounts invested in business acquisitions. Capital expenditures for the first six months of 1999 were $9.6 million compared to $6.1 million for first six months of 1998 and were for computer equipment and software, branch and distribution center facility improvements, forklifts and delivery vehicles. The increase from the prior year was primarily due to the replacement of computer hardware at the branch locations.

    Financing Activities. Cash provided by financing activities totaled $75.0 million in the first six months of 1999 primarily reflecting the Offering offset, in part, by a net reduction in long-term debt. In the first six months of 1998, cash used by financing activities totaled $134.6 million primarily reflecting the Recapitalization completed in June 1998.

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

    As of the date of this report, WESCO's core information technology and non-information technology systems are Year 2000 compliant. Additional testing will continue through December 1999. The project team is also developing or enhancing contingency plans to minimize the potential adverse effect the Year 2000 issue could have on WESCO in the event business-critical systems and processes of WESCO or its suppliers or customers fail to be compliant. Such contingent plans include identifying alternative suppliers or service providers. Costs specifically associated with modifying WESCO's systems for Year 2000 compliance are expensed as incurred. Through June 30, 1999, such costs totaled approximately $2.4 million. Costs to be incurred in the remainder of 1999 to address Year 2000 problems are estimated to be $1.0 million. Such costs do not include normal system upgrades and replacements.

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


FORWARD-LOOKING STATEMENTS

     From time to time in this report and in other written reports and oral statements, references are made to expectations regarding future performance of WESCO. When used in this context, the words "anticipates," "plans," "believes," "estimates," "intends," "expects," "projects" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. Such statements including, but not limited to, WESCO's statements regarding its business strategy, growth strategy, productivity and profitability enhancement, new product and service introductions and liquidity and capital resources are based on management's beliefs, as well as on assumptions made by, and information currently available to, management, and involve various risks and uncertainties, certain of which are beyond WESCO's control. WESCO's actual results could differ materially from those expressed in any forward-looking statement made by or on behalf of WESCO. In light of these risks and uncertainties there can be no assurance that the forward-looking information will in fact prove to be accurate. Factors that might cause actual results to differ from such forward-looking statements include, but are not limited to, an increase in competition, the amount of outstanding indebtedness, the availability of appropriate acquisition opportunities, availability of key products, functionality of information systems, Year 2000 readiness, international operating environments and other risks that are described in WESCO's Annual Report on Form 10-K for the year ended December 31, 1998 which are incorporated by reference herein. WESCO has undertaken no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

    The information required relative to market risk has not been included, as it is not material to WESCO.


PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     On May 17, 1999, WESCO completed its initial public offering of 11,183,750 shares of common stock, $.01 par value, ("Offering") at $18.00 per share. In connection with the Offering, certain employee rights to require WESCO to repurchase outstanding redeemable common stock were terminated and approximately $31.5 million of convertible notes were converted into common stock. Proceeds from the Offering (after deducting Offering costs) totaling $187.6 million and borrowings of approximately $65 million were used to redeem all of the senior discount notes ($62.8 million) and to repay the revolving credit and term loan facilities ($188.8 million). All of the proceeds of the Offering have been applied and the Offering has terminated.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

   The following exhibits are filed herewith.

      10.1 Credit Agreement among WESCO Distribution, Inc., WESCO Distribution-Canada, Inc., WESCO International, Inc. and the Lenders Identified therein, dated June 29, 1999.

      10.2 Receivables Purchase Agreement, dated as of June 30, 1999, among WESCO Receivables Corp., WESCO Distribution, Inc., Market Street Capital Corp. and PNC Bank, National
             Association.

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

(B)      REPORTS ON FORM 8-K

   None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on August 16, 1999 on its behalf by the undersigned thereunto duly authorized.

                                    WESCO International, Inc. and Subsidiaries

                                    By: /s/ Steven A. Burleson
                                        ---------------------------------
                                        Steven A. Burleson
                                        Vice President, Chief Financial
                                          Officer and Treasurer

                                  EXHIBIT INDEX

EXHIBIT NUMBER                     DESCRIPTION
---------------   --------------------------------------------------------------------------------------------
   10.1            Credit Agreement among WESCO Distribution, Inc., WESCO Distribution-Canada, Inc.,
                   WESCO International, Inc. and the Lenders identified therein, dated June 29, 1999, filed herewith. Omitted schedules and exhibits will be provided supplementally to the Commission upon request.

   10.2            Receivables Purchase Agreement, dated as of June 30, 1999, among WESCO Receivables
                   Corp., WESCO Distribution, Inc., Market Street Capital Corp. and PNC Bank, National
                   Association, filed herewith. Omitted schedules and exhibits will be provided supplementally to the Commission upon request.

   27              Financial Data Schedule, filed herewith