Form 10-Q
period 1999-09-30
WESCO INTERNATIONAL INC
filed 1999-11-15
CIK 929008

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended SEPTEMBER 30, 1999

                                       or

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for at least the past 90 days. Yes _X_ No ___.

As of October 31, 1999, WESCO International, Inc. had 43,189,649 shares and 4,653,131 shares of common stock and Class B common stock outstanding, respectively.

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

PART I - FINANCIAL INFORMATION

       ITEM 1.  Financial Statements
                   Condensed Consolidated Balance Sheets as of December 31, 1998 and
                      September 30, 1999 (unaudited)                                                            2
                   Condensed Consolidated Statements of Operations for the three months and
                      nine months ended September 30, 1998 and 1999 (unaudited)                                 3
                   Condensed Consolidated Statements of Cash Flows for the nine months
                      ended September 30, 1998 and 1999 (unaudited)                                             4
                   Notes to Condensed Consolidated Financial Statements (unaudited)                             5

       ITEM 2.  Management's Discussion and Analysis of Financial Condition and
                   Results of Operations                                                                       12

       ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk                                     19


PART II - OTHER INFORMATION

       ITEM 2.  Changes in Securities and Use of Proceeds                                                      19

       ITEM 6.  Exhibits and Reports on Form 8-K                                                               19

                Signatures                                                                                     20

-------------------------------------------------------------------------------------------------------------------

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                         DECEMBER 31          SEPTEMBER 30
Dollars in thousands, except par values                                                         1998                  1999
--------------------------------------------------------------------------------------------------------------------------
                                                                                                               (UNAUDITED)
                                          ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                                $     8,093           $    31,812
Trade accounts receivable, net of allowance for doubtful accounts of
   $8,082 and $7,489 in 1998 and 1999, respectively                                          181,511               207,497
Other accounts receivable                                                                     22,265                24,242
Inventories                                                                                  343,764               387,210
Income taxes receivable                                                                        7,329                 3,445
Prepaid expenses and other current assets                                                      2,892                 4,678
Deferred income taxes                                                                         16,217                15,452
                                                                                         ---------------------------------
     Total current assets                                                                    582,071               674,336

Property, buildings and equipment, net                                                       107,596               113,398
Goodwill and other intangibles, net of accumulated amortization
   of $10,163 and $16,564 in 1998 and 1999, respectively                                     234,049               252,272
Other assets                                                                                  26,806                12,024
                                                                                         ---------------------------------
     Total assets                                                                        $   950,522           $ 1,052,030
                                                                                         =================================

                           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                                         $   378,590           $   435,830
Accrued payroll and benefit costs                                                             19,614                11,098
Current portion of long-term debt                                                             16,592                 2,391
Other current liabilities                                                                     51,671                37,587
                                                                                         ---------------------------------
     Total current liabilities                                                               466,467               486,906

Long-term debt                                                                               579,238               420,952
Other noncurrent liabilities                                                                   7,040                 6,990
Deferred income taxes                                                                         18,832                23,073
                                                                                         ---------------------------------
     Total liabilities                                                                     1,071,577               937,921

Commitments and contingencies

Redeemable Class A common stock, $.01 par value; 4,901,902 issued and outstanding in 1998 (redemption value of redeemable common stock and
   vested options of $130,267 in 1998)                                                        21,506                    --

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 20,000,000 shares authorized, no shares issued                   --                    --
Common stock, $.01 par value; 210,000,000 shares authorized, 25,209,817 and
   43,111,236 shares issued and outstanding in 1998 and 1999, respectively                       252                   431
Class B nonvoting convertible common stock, $.01 par value; 20,000,000 shares
   authorized, 4,653,131 issued and outstanding in 1998 and 1999                                  46                    46
Additional capital                                                                           326,783               564,944
Retained earnings (deficit)                                                                 (468,220)             (450,505)
Accumulated other comprehensive income (loss)                                                 (1,422)                 (807)
                                                                                         ---------------------------------
     Total stockholders' equity                                                             (142,561)              114,109
                                                                                         ---------------------------------
     Total liabilities and stockholders' equity                                          $   950,522           $ 1,052,030
                                                                                         =================================


          The accompanying notes are an integral part of the condensed consolidated financial statements.

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                        THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                           SEPTEMBER 30                        SEPTEMBER 30
In thousands, except share data                                        1998            1999              1998               1999
-----------------------------------------------------------------------------------------------------------------------------------

Sales, net                                                        $ 777,701        $903,216       $ 2,219,456        $ 2,544,782
Cost of goods sold                                                  639,847         746,860         1,821,616          2,092,632
                                                                  --------------------------------------------------------------
   Gross profit                                                     137,854         156,356           397,840            452,150

Selling, general and administrative expenses                        105,697         113,034           310,804            338,659
Depreciation and amortization                                         3,851           5,082            10,179             14,810
Recapitalization costs                                                   --              --            51,800                 --
                                                                  --------------------------------------------------------------
   Income from operations                                            28,306          38,240            25,057             98,681

Interest expense, net                                                13,119          10,683            29,599             37,474
Other expenses                                                        3,674           4,692             6,244             14,239
                                                                  --------------------------------------------------------------
   Income (loss) before income taxes and extraordinary item          11,513          22,865           (10,786)            46,968

Provision (benefit) for income taxes                                (14,925)          9,108           (27,618)            18,746
                                                                  --------------------------------------------------------------
   Income before extraordinary item                                  26,438          13,757            16,832             28,222

Extraordinary item, net of tax benefits of $6,711 (Note 4)               --              --                --            (10,507)
                                                                  --------------------------------------------------------------

   Net income                                                     $  26,438        $ 13,757       $    16,832        $    17,715
                                                                  ==============================================================


Basic earnings per share:
   Income before extraordinary item                               $    0.77        $   0.29       $      0.40        $      0.68
   Extraordinary item                                                    --              --                --              (0.25)
                                                                  --------------------------------------------------------------
   Net income                                                     $    0.77        $   0.29       $      0.40        $      0.43
                                                                  ==============================================================

Diluted earnings per share:
   Income before extraordinary item                               $    0.65        $   0.27       $      0.35        $      0.62
   Extraordinary item                                                    --              --                --              (0.23)
                                                                  --------------------------------------------------------------
   Net income                                                     $    0.65        $   0.27       $      0.35        $      0.39
                                                                  ==============================================================


          The accompanying notes are an integral part of the condensed consolidated financial statements.

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                                  NINE MONTHS ENDED
                                                                                                    SEPTEMBER 30
In thousands                                                                                 1998                 1999
---------------------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES:
Net income                                                                                 $  16,832           $  17,715
Adjustments to reconcile net income to net cash provided by operating activities:
     Extraordinary item, net of tax benefit                                                       --              10,507
     Recapitalization costs                                                                   40,500                  --
     Depreciation and amortization                                                            10,179              14,810
     Accretion of original issue and amortization of purchase discounts                        4,513               4,154
     Amortization of debt issuance costs and interest rate caps                                1,276                 929
     Gain on sale of property, buildings and equipment                                          (478)               (240)
     Deferred income taxes                                                                   (24,989)              5,006
     Changes in assets and liabilities, excluding the effects of acquisitions:
         Sale of trade accounts receivable                                                   274,245              60,000
         Trade and other receivables                                                         (33,728)            (78,328)
         Inventories                                                                           1,280             (34,403)
         Other current and noncurrent assets                                                  (4,174)              9,236
         Accounts payable                                                                     22,878              59,129
         Accrued payroll and benefit costs                                                   (10,224)             (8,516)
         Other current and noncurrent liabilities                                                572              10,705
                                                                                           -----------------------------
              Net cash provided by operating activities                                      298,682              70,704

INVESTING ACTIVITIES:
Capital expenditures                                                                          (8,942)            (16,299)
Proceeds from the sale of property, buildings and equipment                                    1,189                 323
Advances to / repayments from affiliates                                                          --               8,667
Acquisitions, net of cash acquired                                                          (163,960)            (58,611)
                                                                                           -----------------------------
              Net cash used by investing activities                                         (171,713)            (65,920)

FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt                                                     935,311             559,616
Repayments of long-term debt                                                                (687,519)           (726,023)
Debt issuance costs                                                                          (10,570)             (2,103)
Recapitalization costs                                                                       (27,674)                 --
Repurchase of common stock and options                                                      (654,462)                 --
Proceeds from issuance of common stock and exercise of options                               330,098             187,445
Proceeds from contributed capital                                                              5,806                  --
                                                                                           -----------------------------
              Net cash provided (used) by financing activities                              (109,010)             18,935
                                                                                           -----------------------------

     Net change in cash and cash equivalents                                                  17,959              23,719
     Cash and cash equivalents at the beginning of period                                      7,620               8,093
                                                                                           -----------------------------
     Cash and cash equivalents at the end of period                                        $  25,579           $  31,812
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

         The unaudited condensed consolidated balance sheet as of September 30, 1999, the unaudited condensed consolidated statements of operations for the three months and nine months ended September 30, 1998 and 1999, and the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 1998 and 1999, in the opinion of management, have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of the results of the interim periods. All adjustments reflected in the condensed consolidated financial statements are of a normal recurring nature. Results for the interim periods presented are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts have been reclassified in order to conform to the current period presentation.

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


3.       INITIAL PUBLIC OFFERING

         On May 17, 1999, WESCO completed its initial public offering of 11,183,750 shares of common stock ("Offering") at $18.00 per share. In connection with the Offering, certain employee rights to require WESCO to repurchase outstanding redeemable common stock were terminated and approximately $31.5 million of convertible notes were converted into common stock. Proceeds from the Offering (after deducting Offering costs) totaling $187.6 million and borrowings of approximately $65 million were used to redeem all of the 11.125% senior discount notes ($62.8 million), to repay the revolving credit and term loan facilities ($188.8 million).

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


4.       EXTRAORDINARY ITEM

         In the second quarter of 1999, WESCO (i) entered into a new $400 million revolving credit facility and terminated its existing term loans and revolving facility; (ii) terminated its existing accounts receivable securitization program and entered into a new accounts receivable securitization program; and (iii) retired all of its outstanding 11.125% senior discount notes. In conjunction with these transactions, approximately $8.9 million of deferred financing charges were written off and redemption costs of $8.3 million were incurred to redeem the 11.125% senior discount notes. These transactions resulted in an extraordinary loss of $10.5 million, net of income tax benefits of $6.7 million.


5.       RECAPITALIZATION

         On June 5, 1998, WESCO repurchased and retired 61,862,068 shares of common stock held by certain shareholders for net consideration of approximately $653.5 million ("Equity Consideration"). In addition, WESCO repaid approximately $379.1 million of then outstanding indebtedness, and sold 29,604,351 shares of common stock to an investor group led by affiliates of Cypress representing approximately 88.7% of WESCO for an aggregate cash consideration of $318.1 million ("Cash Equity Contribution") (collectively, "Recapitalization"). Existing management retained approximately an 11.3% interest in WESCO after the Recapitalization. WESCO funded the Equity Consideration and the repayment of indebtedness from proceeds of the Cash Equity Contribution, issuance of approximately $351 million of senior subordinated and senior discount notes, a $170 million credit facility and the sale of approximately $250 million of accounts receivable. Given the 11.3% retained ownership, the transaction was treated as a recapitalization for financial reporting purposes and, accordingly, the historical bases of WESCO's assets and liabilities were not affected.

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


6.       ACCOUNTS RECEIVABLE SECURITIZATION

         In June 1999, WESCO and certain of its subsidiaries terminated its previous accounts receivable securitization program and entered into a new $350 million accounts receivable securitization program ("Receivables Facility") with another financial institution, as modified in September 1999. Under the Receivables Facility, WESCO sells, on a continuous basis, to WESCO Receivables Corporation, a wholly-owned, special purpose subsidiary ("SPC") an undivided interest in all eligible accounts receivable. The SPC sells to a third-party conduit all the receivables while maintaining a subordinated interest, in the form of overcollateralization, in a portion of the receivables. WESCO has agreed to continue servicing the sold receivables for the financial institution at market rates; accordingly, no servicing asset or liability has been recorded.

         As of December 31, 1998 and September 30, 1999, securitized accounts receivable totaled $360.1 million and $412.7 million, respectively, of which the subordinated retained interest was $84.1 million and $75.5 million, respectively. Accordingly, $276.0 million and $337.2 million of accounts receivable balances were removed from the consolidated balance sheets at December 31, 1998 and September 30, 1999. Net proceeds from the transactions totaled $274.2 million in the first nine months of 1998 and $60.0 million in the first nine months of 1999. Costs associated with the Receivables Facility totaled $6.2 million in the first nine months of 1998, and $14.2 million in the first nine months of 1999. These amounts are recorded as other expenses in the condensed consolidated statement of operations and are primarily related to the discount and loss on the sale of accounts receivables, partially offset by related servicing revenue.


7.       LONG-TERM DEBT

         The following table sets forth WESCO's outstanding indebtedness.

                                                                    DECEMBER 31   SEPTEMBER 30
               In thousands                                                1998           1999
               --------------------------------------------------------------------------------
               Revolving credit facility                               $     --       $128,328
               Senior subordinated notes (1)                            289,194        290,055
               Term loans                                               169,500             --
               Prior revolving facility                                  42,450             --
               Senior discount notes (2)                                 52,071             --
               Other                                                     42,615          4,960
                                                                   ----------------------------
                                                                        595,830        423,343
               Less current portion                                     (16,592)        (2,391)
                                                                   ----------------------------
               Total                                                   $579,238       $420,952
               --------------------------------------------------------------------------------

(1) Net of original issue discount and purchase discount of $918 and $9,888, respectively, at December 31, 1998 and $845 and $9,100, respectively, at September 30, 1999.

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

         Borrowings bear rates of interest equal to various indices, at WESCO's option plus a borrowing margin. At September 30, 1999, the interest rate on revolving credit facility borrowings was 6.81%. A commitment fee of 30 to 50 basis points per annum is due on unused portions of the revolving credit facility.

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

                                                        THREE MONTHS ENDED    NINE MONTHS ENDED
               In thousands, except per share amounts   SEPTEMBER 30, 1998    SEPTEMBER 30, 1998
               ----------------------------------------------------------------------------------
               Sales, net                                     $825,580            $2,399,350
               Net income                                       28,114                21,466
               Basic earnings per share                           0.82                  0.52
               Diluted earnings per share                         0.70                  0.49
               ----------------------------------------------------------------------------------

         The pro forma financial information does not purport to present what WESCO's results of operations would have been if the Bruckner acquisition had actually occurred as of January 1, 1998, or to project WESCO's results of operations for any future period.

         During 1999, WESCO purchased four electrical supply distributors with annual sales of approximately $70 million for an aggregate consideration of $24.4 million, resulting in goodwill of approximately $9.5 million.

10.      EARNINGS PER SHARE

         The following tables set forth the details of basic and diluted earnings per share before extraordinary item:

                                                                      THREE MONTHS ENDED
                                                                         SEPTEMBER 30
         Dollars in thousands, except per share amounts               1998           1999
         ----------------------------------------------------------------------------------
         Income before extraordinary item                          $26,438        $13,757
         Interest on convertible debt                                  154              -
                                                              -----------------------------
             Earnings used in diluted earnings per share
               before extraordinary item                           $26,592        $13,757
                                                              =============================
         Weighted average common shares outstanding used in
            computing basic earnings per share                  34,219,334     47,737,465
         Common shares issuable upon exercise of
            dilutive stock options                               3,437,857      3,958,098
         Assumed conversion of convertible debt                  3,438,704             --
                                                              -----------------------------
         Weighted average common shares outstanding and
            common share equivalents used in computing
            diluted earnings per share                          41,095,895     51,695,563
                                                              =============================

         Earnings per share before extraordinary item
            Basic                                                    $0.77          $0.29
            Diluted                                                   0.65           0.27
         ----------------------------------------------------------------------------------


                                                                       NINE MONTHS ENDED
                                                                         SEPTEMBER 30
         Dollars in thousands, except per share amounts               1998           1999
         ----------------------------------------------------------------------------------
         Income before extraordinary item                          $16,832        $28,222
         Interest on convertible debt                                  251            595
                                                              -----------------------------
             Earnings used in diluted earnings per share
               before extraordinary item                           $17,083        $28,817
                                                              =============================
         Weighted average common shares outstanding used in
            computing basic earnings per share                  41,599,635     41,461,797
         Common shares issuable upon exercise of
            dilutive stock options                               3,533,489      3,946,624
         Assumed conversion of convertible debt                  3,208,836      1,169,393
                                                              -----------------------------
         Weighted average common shares outstanding and
            common share equivalents used in computing
            diluted earnings per share                          48,341,960     46,577,814
                                                              =============================

         Earnings per share before extraordinary item
            Basic                                                    $0.40          $0.68
            Diluted                                                   0.35           0.62
         ----------------------------------------------------------------------------------

11.      COMPREHENSIVE INCOME

         The following tables set forth comprehensive income and its components:

                                                                            THREE MONTHS ENDED
                                                                               SEPTEMBER 30
               In thousands                                                   1998        1999
               ----------------------------------------------------------------------------------
               Net income                                                  $26,438     $13,757
               Foreign currency translation adjustment                        (245)         98
                                                                      ---------------------------
               Comprehensive income                                        $26,193      13,855
               ----------------------------------------------------------------------------------

                                                                             NINE MONTHS ENDED
                                                                               SEPTEMBER 30
               In thousands                                                   1998        1999
               ----------------------------------------------------------------------------------
               Net income                                                  $16,832     $17,715
               Foreign currency translation adjustment                        (522)        615
                                                                      ---------------------------
               Comprehensive income                                        $16,310     $18,330
               ----------------------------------------------------------------------------------


12.      CASH FLOW STATEMENT

         Supplemental cash flow information with respect to acquisitions was as follows:

                                                                             NINE MONTHS ENDED
                                                                               SEPTEMBER 30
               In thousands                                                   1998        1999
               ----------------------------------------------------------------------------------
               Details of acquisitions
                  Fair value of assets acquired                           $265,766     $31,096
                  Deferred acquisition payment                                  --      36,415
                  Fair value of liabilities assumed                        (55,564)     (6,600)
                  Notes issued to seller                                   (46,242)     (2,300)
                                                                      ---------------------------
               Cash paid for acquisitions                                 $163,960     $58,611
               ----------------------------------------------------------------------------------


         Noncash investing and financing activities not reflected in the consolidated statement of cash flows for the nine months ended September 30, 1999, consisted of the conversion of $21.5 million related to the termination of the redemption feature for redeemable Class A common stock and the conversion of $31.5 million of convertible notes into WESCO common stock.


13.      OTHER FINANCIAL INFORMATION

         In June 1998, WESCO Distribution, Inc. issued $300 million of 9 1/8% senior subordinated notes. The senior subordinated notes are fully and unconditionally guaranteed by WESCO International, Inc. on a subordinated basis to all existing and future senior indebtedness of WESCO International, Inc. Summarized financial information for WESCO Distribution, Inc. is as follows:

               BALANCE SHEET DATA
                                                                       DECEMBER 31  SEPTEMBER 30
               In thousands                                                   1998          1999
               ----------------------------------------------------------------------------------
               Current assets                                             $582,071      $674,336
               Noncurrent assets                                           368,451       377,694
               Current liabilities                                         466,467       486,906
               Long-term debt                                              527,167       420,952
               Other noncurrent liabilities                                 25,872        30,063
               Total liabilities and stockholder's equity                  950,522     1,052,030
               ----------------------------------------------------------------------------------

               STATEMENT OF OPERATIONS DATA
                                                                            THREE MONTHS ENDED
                                                                               SEPTEMBER 30
               In thousands                                                  1998         1999
               ----------------------------------------------------------------------------------
               Sales, net                                                $777,701     $903,216
               Gross profit                                               137,854      156,356
               Income from operations                                      28,306       38,240
               Net income                                                  27,874       13,757
               ----------------------------------------------------------------------------------

                                                                             NINE MONTHS ENDED
                                                                               SEPTEMBER 30
               In thousands                                                  1998         1999
               ----------------------------------------------------------------------------------
               Sales, net                                              $2,219,456   $2,544,782
               Gross profit                                               397,840      452,150
               Income from operations                                      25,057       98,681
               Net income                                                  18,751       20,117
               ----------------------------------------------------------------------------------


14.      SUBSEQUENT EVENT

         In November 1999, WESCO's board of directors authorized a stock repurchase program to purchase up to $25 million of WESCO common stock. WESCO's common stock may be purchased at management's discretion from time to time in open market transactions and the program may be discontinued at any time.

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

GENERAL

         WESCO is a leading distributor of electrical products and other industrial MRO supplies and related services in North America. WESCO has over 340 branches and five distribution centers strategically located in 48 states, nine Canadian provinces, Puerto Rico, Guam, Mexico, the United Kingdom and Singapore. WESCO serves over 130,000 customers worldwide, offering over 1,000,000 products from over 23,000 suppliers. WESCO's diverse customer base includes a wide variety of industrial companies; contractors for industrial, commercial and residential projects; utility companies; and commercial, institutional and governmental customers. Approximately 90% of WESCO's net sales are generated from operations in the U.S., 9% from Canada and the remainder from other countries.


RECENT DEVELOPMENTS

         Recent developments affecting the results of operations and financial position of WESCO include the following:

         Initial Public Offering. On May 17, 1999, WESCO completed its initial public offering of 11,183,750 shares of common stock ("Offering") at $18.00 per share. In connection with the Offering, certain employee rights to require WESCO to repurchase outstanding redeemable common stock were terminated and approximately $31.5 million of convertible notes were converted into common stock. Proceeds from the Offering (after deducting Offering costs) totaling $187.6 million and borrowings of approximately $65 million were used to redeem all of the senior discount notes ($62.8 million), to repay the revolving credit and term loan facilities ($188.8 million).

         Credit Refinancing. On June 29, 1999, WESCO Distribution, Inc. entered into a new $400 million revolving credit facility with a consortium of financial institutions. WESCO believes the new credit agreement provides greater financial flexibility and lower annual costs of financing than the previous credit agreement. In addition, WESCO entered into a new $350 million accounts receivable securitization program that provides for a larger amount of eligible accounts receivable and lower costs than the previous securitization program.

         In conjunction with these transactions, approximately $8.9 million of deferred financing charges were written off and redemption costs of $8.3 million were incurred to redeem the 11.125% senior discount notes. These transactions resulted in an extraordinary loss of $10.5 million, net of income tax benefits of $6.7 million.

         Acquisitions. During the first nine months of 1999, WESCO purchased four electrical supply distributors with annual sales of approximately $70 million for an aggregate consideration of $24.4 million, resulting in goodwill of approximately $9.5 million.

RESULTS OF OPERATIONS

Third Quarter of 1999 versus Third Quarter of 1998

         The following table sets forth the percentage relationship to net sales of certain items in WESCO's condensed consolidated statements of operations for the periods presented:

                                                                            THREE MONTHS ENDED
                                                                               SEPTEMBER 30
                                                                             1998       1999
               ----------------------------------------------------------------------------------
               Sales, net                                                   100.0%     100.0%
               Gross profit                                                  17.7       17.3
               Selling, general and administrative expenses                  13.6       12.5
               Depreciation and amortization                                  0.5        0.6
                                                                      ---------------------------
                   Income from operations                                     3.6        4.2
               Interest expense                                               1.7        1.2
               Other expense                                                  0.4        0.5
                                                                      ---------------------------
                   Income before income taxes                                 1.5        2.5
               Income taxes                                                  (1.9)       1.0
                                                                      ---------------------------
                   Net income                                                 3.4%       1.5%
               ----------------------------------------------------------------------------------

         Net Sales. Sales in the third quarter of 1999 increased by $125.5 million, or 16.1%, to $903.2 million compared with $777.7 million in the prior-year quarter, primarily due to sales attributable to acquired companies. Core business sales increased approximately 7% in the quarter-to-quarter comparison. The mix of direct shipment sales increased to approximately 46% in the third quarter of 1999 from 41% in the third quarter of 1998 as a result of the Bruckner acquisition completed in September 1998. Substantially all of Bruckner's sales are direct shipment.

         Gross Profit. Gross profit for the third quarter of 1999 increased by $18.5 million to $156.4 million from $137.9 million for the third quarter of 1998. Gross profit margin declined to 17.3% in the current-year quarter from 17.7% in the third quarter of 1998. Gross profit margin in 1999 includes the effect of an increase in direct shipment sales associated with the Bruckner acquisition. Direct ship gross margins are lower than those of other sales; however, operating profit margins are often higher, since the product handling and fulfillment costs associated with direct shipments are much lower. Excluding the effects of the Bruckner acquisition, gross profit margin was 17.8% for the third quarter of 1998 and 1999.

         Selling, General and Administrative Expenses. For the third quarter of 1999, selling, general and administrative ("SG&A") expenses increased $7.3 million, or 6.9%, to $113.0 million when compared to the third quarter of 1998. This increase was comprised of a $10.9 million increase in salaries, wages and commissions and a $6.2 million increase in certain other operating expenses such as travel, transportation, telephone and sales promotion. These increases were offset by a $5.5 million reduction in certain incentive-based compensation expenses and a $4.3 million reduction in certain discretionary benefits. Companies acquired since the beginning of the third quarter of 1998 added $8.3 million of the total increase in operating expenses. As a percent of sales, SG&A expenses declined to 12.5% compared with 13.6% in the prior year quarter.

         Depreciation and Amortization. Depreciation and amortization increased $1.2 million to $5.1 million reflecting higher amortization of goodwill from acquisitions and increases in property, buildings and equipment over the prior year.

         Income from Operations. Income from operations increased $9.9 million, or 35.1%, to $38.2 million in the third quarter of 1999, compared with $28.3 million in the prior-year quarter. The increase was primarily due to higher gross profit, partially offset by the increases in SG&A as explained above.

         Interest and Other Expense. Interest expense totaled $10.7 million for the third quarter of 1999, a decrease of $2.4 million from the same period in 1998. The decline primarily was due to lower outstanding debt related to the Offering as well as benefits resulting from the credit agreement refinancing. Other expense totaled $4.7 million and $3.7 million in the third quarter of 1999 and 1998, respectively, reflecting costs associated with the accounts receivable securitization.

         Income Taxes. Income tax expense totaled $9.1 million in the third quarter of 1999 and the effective tax rate was 39.8%. In the third quarter of 1998, income tax benefits totaled $14.9 million and the effective tax rate was 129.6%. The effective tax rate in the third quarter of 1998 was attributable to the proportion of certain nondeductible recapitalization costs and other nondeductible permanent differences relative to expected levels of operating income. The effective tax rates differ from the federal statutory rate primarily due to state income taxes and nondeductible expenses.

         Net Income. Net income and diluted earnings per share totaled $13.8 million and $0.27, respectively, for the third quarter of 1999, compared with $26.4 million, or $0.65 per diluted share, for the third quarter of 1998. The comparative results were affected by $14.9 million of income tax benefits recorded in 1998.


Nine months ended September 30, 1999 versus Nine months ended September 30, 1998

         The following table sets forth the percentage relationship to net sales of certain items in WESCO's condensed consolidated statements of operations for the periods presented:

                                                                            NINE MONTHS ENDED
                                                                              SEPTEMBER 30
                                                                             1998       1999
               ----------------------------------------------------------------------------------
               Sales, net                                                   100.0%     100.0%
               Gross profit                                                  17.9       17.8
               Selling, general and administrative expenses                  14.0       13.3
               Depreciation and amortization                                  0.5        0.6
               Recapitalization costs                                         2.3         --
                                                                      ---------------------------
                   Income from operations                                     1.1        3.9
               Interest expense                                               1.3        1.5
               Other expense                                                  0.3        0.6
                                                                      ---------------------------
                   Income (loss) before income taxes and
                     extraordinary item                                      (0.5)       1.8
               Income taxes                                                  (1.2)       0.7
                                                                      ---------------------------
                   Income before extraordinary item                           0.7        1.1
               Extraordinary item                                              --       (0.4)
                                                                      ---------------------------
                   Net income                                                 0.7%       0.7%
               ----------------------------------------------------------------------------------

         Net Sales. Sales in the first nine months of 1999 increased by $325.3 million, or 14.7%, to $2.5 billion compared with $2.2 billion in the prior-year period primarily due to sales attributable to acquired companies. Core business sales increased approximately 3% over the prior-year period. The mix of direct shipment sales increased to approximately 46% in the first nine months of 1999 from 40% in the first nine months of 1998 as a result of the Bruckner acquisition completed in September 1998. Substantially all of Bruckner's sales are direct shipment.

         Gross Profit. Gross profit for the first nine months of 1999 increased by $54.3 million to $452.2 million from $397.8 million for the first nine months of 1998. Gross profit margin was 17.8% and 17.9% in the first nine months of 1999 and 1998, respectively. Excluding the effects of the Bruckner acquisition, which has a higher proportion of lower-margin direct ship sales, gross profit margin increased to 18.4% from 18.0% in the prior-year period due to gross margin improvement initiatives.

         Selling, General and Administrative Expenses. SG&A expenses increased $27.9 million, or 9.0%, to $338.7 million. This increase was substantially due to incremental expenses of companies acquired during 1998 and 1999 and, to a lesser extent, increased SG&A in WESCO's core business. These increases were partially offset by reductions in certain incentive-based compensation expenses and a reduction in certain discretionary benefits. As a percent of sales, SG&A expenses declined to 13.3% compared with 14.0% in the year-earlier period reflecting a lower relative cost structure associated with the Bruckner acquisition.

         Depreciation and Amortization. Depreciation and amortization increased $4.6 million to $14.8 million reflecting higher amortization of goodwill from acquisitions and increases in property, buildings and equipment over the prior-year period.

         Income from Operations. Income from operations increased $73.6 million to $98.7 million in the first nine months of 1999, compared with $25.1 million in the prior-year period. Excluding the nonrecurring recapitalization costs in 1998, operating income increased $21.8 million. The increase was primarily due to higher gross profit offset by increased operating costs as explained above.

         Interest and Other Expense. Interest expense totaled $37.5 million for the first nine months of 1999, an increase of $7.9 million over the same period in 1998. The increase was primarily due to the higher levels of borrowings associated with the recapitalization and acquisitions.

         Other expense totaled $14.2 million and $6.2 million in the first nine months of 1999 and 1998, respectively, reflecting costs associated with the accounts receivable securitization program which commenced in June 1998.

         Income Taxes. Income tax expense totaled $18.7 million in the first nine months of 1999 and the effective tax rate was 39.9%. In the first nine months of 1998, income tax benefits totaled $27.6 million and were primarily due to the one-time $51.8 million recapitalization costs recorded in the second quarter of 1998. The effective tax rate in the first nine months of 1998 was 256.1%. The effective tax rate for each interim period reflects management's estimate of the expected rate for the full year. The higher effective rate in 1998 was attributable to the proportion of certain nondeductible recapitalization costs and other nondeductible permanent differences relative to expected levels of operating income.

         Income Before Extraordinary Item and Net Income. For the first nine months of 1999, income before extraordinary item totaled $28.2 million, or $0.62 per diluted share, compared with $16.8 million, or $0.35 per diluted share, in the first nine months of 1998. The increases in the comparison are primarily due to revenue growth and nonrecurring recapitalization costs included in the 1998 results.

         Net income and diluted earnings per share totaled $17.7 million and $0.39, respectively, for the first nine months of 1999, compared with $16.8 million, or $0.35 per diluted share, for the first nine months of 1998.

LIQUIDITY AND CAPITAL RESOURCES

         Total assets were approximately $1.1 billion and $1.0 billion at September 30, 1999 and December 31, 1998, respectively. In addition, stockholders' equity totaled $114.1 million at September 30, 1999, compared with a deficit of $142.6 million at December 31, 1998. The increase in stockholders' equity was primarily due to the Offering.

         The following table sets forth WESCO's outstanding indebtedness.

                                                                    DECEMBER 31    SEPTEMBER 30
               In millions                                                 1998            1999
               ---------------------------------------------------------------------------------
               Revolving credit facility                                 $   --          $128.3
               Senior subordinated notes (1)                              289.2           290.1
               Term loans                                                 169.5              --
               Prior revolving facility                                    42.4              --
               Senior discount notes (2)                                   52.1              --
               Other                                                       42.6             5.0
                                                                   -----------------------------
                                                                          595.8           423.4
               Less current portion                                       (16.6)           (2.4)
                                                                   -----------------------------
               Total                                                     $579.2          $421.0
               ---------------------------------------------------------------------------------

(1) Net of original issue discount and purchase discount of $.9 and $9.9, respectively, at December 31, 1998 and $.8 and $9.1, respectively, at September 30, 1999.

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

         Borrowings bear rates of interest equal to various indices, at WESCO's option plus a borrowing margin. At September 30, 1999, the interest rate on revolving credit facility borrowings was 6.81%. A commitment fee of 30 to 50 basis points per annum is due on unused portions of the revolving credit facility. The new credit agreement is expected to reduce WESCO's borrowing costs.

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

Accounts Receivable Securitization Program

         In June 1999, WESCO and certain of its subsidiaries terminated its previous accounts receivable securitization program and entered into a new $350 million accounts receivable securitization program ("Receivables Facility") with another financial institution as modified in September 1999. Under the Receivables Facility WESCO sells an undivided interest in all eligible accounts receivable. WESCO has agreed to continue servicing the sold receivables for the financial institution at market rates; accordingly, no servicing asset or liability has been recorded.

         WESCO's liquidity needs arise from seasonal working capital requirements, capital expenditures, debt service obligations and acquisitions. An analysis of cash flows for the first nine months of 1999 and 1998 follows:

         Operating Activities. Cash provided by operating activities totaled $70.7 million in the first nine months of 1999, compared to $298.7 million a year ago. Cash provided by operations in the first nine months of 1999 and 1998 included proceeds of $60.0 million and $274.2 million, respectively, from the sale of accounts receivable in connection with the accounts receivable securitization program. Excluding this transaction, operating activities provided $10.7 million in 1999 and $24.5 million in 1998. On this basis, the period-to-period decline in operating cash flow was primarily due to increases in working capital.

         Investing Activities. Net cash used in investing activities was $65.9 million in the first nine months of 1999, compared to $171.7 million in the same period of 1998. Cash used for investing activities was higher in 1998 primarily due to amounts invested in business acquisitions. Capital expenditures for the first nine months of 1999 were $16.3 million compared to $9.4 million for first nine months of 1998 and were for computer equipment and software, branch and distribution center facility improvements, forklifts and delivery vehicles. The increase from the prior year was primarily due to the replacement of computer hardware at the branch locations.

         Financing Activities. Cash provided by financing activities totaled $18.9 million in the first nine months of 1999 primarily due to the Offering, offset, in part, by a net reduction in long-term debt. In the first nine months of 1998, cash used by financing activities totaled $109.0 million primarily reflecting the Recapitalization completed in June 1998.

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

         The readiness assessment phase of the project is complete and consisted of a detailed assessment and testing of substantially all internal computer systems, surveys of significant vendors and suppliers, service providers and customers. WESCO has received, or is seeking, documentation from many external parties, including its major suppliers, customers and service providers, indicating their Year 2000 readiness. Over the past three years, WESCO has invested approximately $6.0 million in new information systems to support the growth and diversity of its business. In addition to meeting this objective, Year 2000 compliance was also achieved in many systems.

         As of the date of this report, WESCO's information technology and non-information technology systems are Year 2000 compliant. Additional testing will continue through December 1999. The project team is also developing or enhancing contingency plans to minimize the potential adverse effect the Year 2000 issue could have on WESCO in the event business-critical systems and processes of WESCO or its suppliers or customers fail to be compliant. Such contingent plans include identifying alternative suppliers or service providers. Costs specifically associated with modifying WESCO's systems for Year 2000 compliance are expensed as incurred. Through September 30, 1999, such costs totaled approximately $3.0 million. Costs to be incurred in the remainder of 1999 to address Year 2000 problems are estimated to be insignificant. Such costs do not include normal system upgrades and replacements.

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


                  10.1 Amended and Restated Receivables Purchase Agreement, dated as of September 28, 1999, among WESCO Receivables Corp., WESCO Distribution, Inc., and PNC Bank, N.A.

                  27.1     Financial Data Schedule

         Copies of these exhibits may be retrieved electronically at the Securities and Exchange Commission's home page at www.sec.gov. Exhibits will also be furnished without charge by writing to Steven A. Burleson, Vice President and Chief Financial Officer, Commerce Court, Four Station Square, Suite 700, Pittsburgh, Pennsylvania 15219. Requests may also be directed to (412) 454-2200.


         (b)      REPORTS ON FORM 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on November 15, 1999 on its behalf by the undersigned thereunto duly authorized.

                                  WESCO International, Inc. and Subsidiaries

                                  By:   /s/ Steven A. Burleson
                                        --------------------------------------
                                        Steven A. Burleson
                                        Vice President and
                                        Chief Financial Officer

                                  EXHIBIT INDEX



EXHIBIT NUMBER        DESCRIPTION
--------------------------------------------------------------------------------

   10.1 Amended and Restated Receivables Purchase Agreement, dated as of September 28, 1999, among WESCO
                      Receivables Corp., WESCO Distribution, Inc., and
                      PNC Bank, N.A., filed herewith. Omitted schedules and exhibits will be provided supplementally to the Commission upon request.

   27.1               Financial Data Schedule, filed herewith