Form 10-K405
period 1999-12-31
WESCO INTERNATIONAL INC
filed 2000-03-30
CIK 929008

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

     (MARK ONE)
         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM          TO

                        COMMISSION FILE NUMBER 001-14989

                            WESCO INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      25-1723342
      (State or other jurisdiction of                         (I.R.S. Employer
      incorporation or organization)                         Identification No.)

                COMMERCE COURT                                       15219
      FOUR STATION SQUARE, SUITE 700                              (Zip Code)
         PITTSBURGH, PENNSYLVANIA
(Address of principal executive offices)

                                 (412) 454-2200
              (Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

             TITLE OF CLASS                 NAME OF EXCHANGE ON WHICH REGISTERED
             --------------                 ------------------------------------
Common Stock, par value $.01 per share             New York Stock Exchange

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
Yes  X   No
    ---     ---

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          ---

    As of February 22, 2000, 41,366,440 shares of Common Stock, par value $.01 per share ("Common Stock") and 4,653,131 shares of Class B Common Stock, par value $.01 per share ("Class B Common Stock") of the registrant were outstanding. The registrant estimates that as of February 22, 2000, the aggregate market value of the voting shares held by non-affiliates of the registrant was approximately $152.1 million based on the closing price on the New York Stock Exchange for such stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Portions of the Proxy Statement for the registrant's 2000 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

                            WESCO INTERNATIONAL, INC.

                                DECEMBER 31, 1999

                                TABLE OF CONTENTS

                                                                         PAGE
                                                                       --------
                                     PART I

Item 1.    Business......................................................      2
Item 2.    Properties....................................................     10
Item 3.    Legal Proceedings.............................................     10
Item 4.    Submission of Matters to a Vote of Security Holders...........     10
           Executive Officers............................................     11

                                     PART II

Item 5.    Market for Registrant's Common Stock and Related Stockholder
           Matters.......................................................     12

Item 6.    Selected Financial Data.......................................     13
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations.....................................     14
Item 7A.   Quantitative and Qualitative Disclosures About Market Risks...     20
Item 8.    Financial Statements and Supplementary Data...................     20
Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosures.....................................     20

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant............     21
Item 11.   Executive Compensation........................................     21
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management....................................................     21
Item 13.   Certain Relationships and Related Transactions................     21

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on
           Form 8-K......................................................     21
           Signatures....................................................     24
           Index to Financial Statements.................................     25

                                     PART I

ITEM 1.  BUSINESS

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

OVERVIEW

    With sales of over $3.4 billion in 1999, we are a leading provider of electrical products and other industrial MRO supplies and services in North America. We are the second largest distributor in the $78 billion U.S. electrical distribution industry, which has grown at a compounded annual rate of 7% over the last 15 years. We are also a provider of Integrated Supply services. Our Integrated Supply solutions and outsourcing services fulfill all of a customer's industrial MRO procurement needs through a highly automated, proprietary electronic procurement and inventory replenishment system. Demand for Integrated Supply services has increased approximately 90% annually since 1994, and the total U.S. market potential, measured as all purchases of industrial MRO supplies and services, is estimated to be $250 billion.

    We have over 340 branches and five distribution centers strategically located in 48 states, nine Canadian provinces, Puerto Rico, Mexico, Guam, the United Kingdom, the Balkans and Singapore. We serve over 130,000 customers worldwide, offering over 1,000,000 products from over 23,000 suppliers. Our diverse customer base includes a wide variety of industrial companies; contractors for industrial, commercial and residential projects; utility companies; and commercial, institutional and governmental customers.

    We have acquired 21 companies since August 1995, representing annual sales of approximately $1.2 billion. Combining strong internal growth with acquisitions, our net sales and earnings before interest, taxes, depreciation and amortization ("EBITDA") (as defined in Item 6 "Selected Financial Data") have increased at a compounded annual growth rate of approximately 16% and 37%, respectively, since 1994.

INDUSTRY OVERVIEW

    Electrical Distribution

    With 1999 net sales estimated at $78 billion, the U.S. industry is large and growing. The industry is also stable with compounded annual growth of 7% since 1982, and it is projected to grow another 7% in 2000. The U.S. electrical distribution industry is also highly fragmented. In 1998, the latest year for which data is available, the four national distributors, including WESCO, accounted for less than 16% of estimated total industry sales.

    Integrated Supply

    Demand for Integrated Supply services is growing rapidly, as more companies realize they can lower costs by outsourcing their MRO procurement and related services. Since the customer's costs of procuring high volumes of low dollar value MRO supplies can be over 50% of the cost of the products, such improvements can be significant. The total market for MRO industrial supplies is approximately $250 billion. Within that market, Integrated Supply is projected to grow from approximately $5 billion in sales from 1997 to $11 billion in 2000, or 30% per year.

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

    ENHANCE OUR LEADERSHIP POSITION IN ELECTRICAL DISTRIBUTION. We intend to leverage our extensive market presence and brand equity in the WESCO name to further our leadership position in electrical distribution. We are the second largest electrical distributor in the U.S. and, through our value-added products and services, we believe we have become the industry leader in serving several important and growing markets including:

     o industrial customers with large, complex plant maintenance operations, some of which require a national multi-site service solution for their electrical distribution product needs;
     o large contractors for major industrial and commercial construction projects;
     o    the electric utility industry; and
     o manufacturers of factory-built homes, recreational vehicles and other modular structures.

    GROW NATIONAL PROGRAMS. Since 1994, revenue from our National Accounts program has increased in excess of 15% annually. We will continue to invest in the expansion of this program. Through our National Accounts program, we coordinate electrical MRO procurement and purchasing activities primarily for large industrial and commercial companies across multiple locations. We have well established relationships with over 300 companies, providing us with a recurring base of revenue through multi-year agreements. Our objective is to continue to increase revenue generated through our National Accounts program by:

     o increasing sales to existing National Account customers through new products, more services and additional locations;
     o extending established National Account relationships to include Integrated Supply;
     o expanding our customer base by leveraging our existing expertise and presence within the automotive, petrochemical, pulp and paper and metals and mining industries; and
     o entering new industries such as multi-site retail, financial, commercial and telecommunications.

    In addition, through our Major Projects Group, we are increasing our focus on large projects such as industrial sites, water treatment plants, airport expansions, healthcare facilities, correctional institutions and new sports stadiums. We intend to secure new Major Projects contracts through:

     o aggressive national marketing of our demonstrated project management capabilities;
     o further development of relationships with leading contractors and engineering firms;
     o close coordination with National Accounts customers on their renovation and new plant improvement projects; and
     o comprehensive materials management services, involving a multi-commodity Integrated Supply approach to large projects.

    EXTEND OUR LEADERSHIP POSITION IN INTEGRATED SUPPLY. We are the largest provider of Integrated Supply services for MRO goods and services in the United States. We provide a full complement of outsourcing solutions, focusing on improving the supply chain management process for our customers' indirect purchases. Our integrated supply programs replace the traditional multi-vendor, resource-intensive procurement process with a single, outsourced, fully automated process capable of managing all MRO and related service requirements. Our solutions range from timely product delivery to assuming full responsibility for the entire procurement function. Our customers include some of the largest industrial companies in the United States. Competitive strengths of our Integrated Supply business include:

     o a proven and profitable business model highly adaptable to the scale of our customers' operations;
     o    low operating costs;
     o    highly automated proprietary information systems; and
     o    established relationships with a large industrial customer base.

    We intend to utilize these competitive strengths to increase our Integrated Supply sales to both new and existing customers, including our existing National Account customers.

    GAIN SHARE IN KEY LOCAL MARKETS. Significant opportunities exist to gain local market share, since many local markets are highly fragmented. We intend to increase our market share in key geographic markets through a combination of increased sales and marketing efforts at existing branches, acquisitions to expand our product and customer base and new branch openings. Furthermore, we intend to leverage our existing relationships with preferred suppliers to increase sales of their products in local markets through various initiatives, including sales promotions, cooperative marketing efforts, direct participation by suppliers in National Accounts implementation, dedicated sales forces and product exclusivity. To promote growth, we have instituted a compensation system for branch managers based on sales and profit increases and efficient working capital management at the branch level. Our compensation system encourages our branch managers to increase sales and optimize business activities in their local markets, including managing the sales force, configuring inventories, targeting potential customers for marketing efforts and tailoring local service options.

    ACTIVELY PURSUE STRATEGIC ACQUISITIONS. We have completed 21 acquisitions since August 1995, which represent annual sales of over $1.2 billion. We believe that the highly fragmented nature of the electrical and industrial MRO distribution industry will provide us with a significant number of acquisition opportunities. We utilize a disciplined approach toward acquisitions which includes well-defined strategic criteria and established targets for return on investment and earnings accretion.

    EXPAND PRODUCT AND SERVICE OFFERINGS. We intend to build on our demonstrated ability to introduce new products and services to meet customer demands and capitalize on market opportunities. For example, we will continue expanding our presence in the fast-growing data communications market. We have significantly increased our focus on this market, generating sales of over $110 million in 1999, up from $52 million in 1995. By utilizing a dedicated data communications sales team and training our existing sales force to sell data communications products, we intend to increase sales to new and existing customers. In addition, through a 1998 acquisition, we now have a platform to sell integrated lighting control and power distribution equipment in a single package for multi-site specialty retailers, restaurant chains and department stores. This is a well-defined and attractive growth market where our marketing programs and logistics infrastructure provide measurable benefits for renovation, new construction and ongoing maintenance activities.

    LEVERAGE OUR E-COMMERCE AND INFORMATION SYSTEM CAPABILITIES. We conduct a significant amount of business electronically and continue to invest in information technology to create tighter linkages with both customers and suppliers and to lower costs and shorten cycle time in the supply chain process for our customers and ourselves by:

     o conducting business transactions electronically; we routinely process customer orders, shipping notices, supplier purchase orders and funds transfer electronically with our trading partners; in our Integrated Supply business, a large percentage of all transactions are electronic;
     o creating tighter linkages to both customers and suppliers through the use of technological advances, including an ability to order over the Internet and through electronic catalogs, bar-coding and electronic funds transfer;
     o providing low cost, highly functional processing of a full-range of our business operations such as customer service, inventory, logistics management, accounting and administrative support; and
     o analyzing market potential, sales performance and cost of doing business by branch, customer, product, sales representative and shipment type enabling us to work with customers to streamline activities and reduce costs.

EXPAND OUR INTERNATIONAL OPERATIONS. Our international sales, the majority of which are in Canada, accounted for 11% of sales in 1999. We believe that there is significant additional demand for our products and services outside the U.S. and Canada. Many of our multinational domestic customers are seeking distribution, Integrated Supply and project management solutions globally. Our approach to international operations is consistent with our domestic philosophy. We follow our established customers and will only pursue business that we believe utilizes and extends our existing capabilities. This strategy of working through well-developed customer and supplier relationships reduces risks and provides the opportunity to establish a profitable business. We have recently opened offices in Aberdeen, Scotland and London, England to support our sales efforts in Europe, Africa and the former Soviet Union, and an office in Singapore to support our sales in Asia. We also opened two sales offices in Mexico in 1999 to augment the selling effort of the two full service branches opened in 1998.

ACQUISITION AND INTEGRATION PROGRAM

    Our strategic acquisition program is an important element in our objective to be the leader in the markets we serve. Our philosophy towards growth includes a continuous evaluation to determine whether a particular opportunity, capability or customer need is best developed internally or purchased through a strategic acquisition. We believe that the highly fragmented nature of the electrical distribution industry will continue to provide us with a significant number of acquisition opportunities. We continue to evaluate potential acquisitions, including those in the electrical distribution industry, the Integrated Supply market and other non-electrical distributors that would complement our customers' overall supply needs. We have completed 21 acquisitions since August 1995, representing total annual sales of over $1.2 billion.

                            WESCO ACQUISITION HISTORY

                              (DOLLARS IN MILLIONS)

         YEAR                                   ACQUISITIONS       BRANCH LOCATIONS      ANNUAL SALES(1)
         --------------------------------------------------------------------------------------------------
         1995............................           2                      2                 $   47
         1996............................           7                     67                    418
         1997............................           2                      9                     52
         1998............................           6                     21                    608
         1999............................           4                      5                     70
                                              -------------------------------------------------------------
              Total......................          21                    104                 $1,195

     ---------------------
     (1) Represents our estimate of annual sales of acquired businesses at the time of acquisition, based on our review of internal and/or audited statements of the acquired business.

    In February 2000, WESCO completed its acquisition of certain assets and assumed certain liabilities of Control Corporation of America ("CCA"), headquartered in Richmond, Virginia, for approximately $15 million. CCA, an electrical distributor specializing in industrial automation solutions, reported net sales of approximately $50 million in 1999. This acquisition will be accounted for under the purchase method of accounting.

    Our business development department consists of a small team of professionals who locate, evaluate and negotiate all aspects of any acquisition, with particular emphasis on compatibility of management philosophy and strategic fit. Since 1995, we have considered over 270 potential acquisitions. We initially evaluate potential acquisitions based on their ability to:

     o    better serve our existing customers;
     o    offer expansion into key growth markets;
     o    add new product or service capabilities;
     o    support new National Account customers; and
     o    strengthen relationships with important manufacturers.

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

    Representative products that we sell include:

     o Supplies: Fuses, terminals, connectors, boxes, fittings, tools, lugs, tape and other MRO supplies
     o Distribution Equipment: Circuit breakers, transformers, switchboards, panelboards and busway
     o    Lighting: Lamps (light bulbs), fixtures and ballasts
     o    Wire and Conduit: Wire, cable, metallic and non-metallic conduit
     o Control, Automation and Motors: Motor control devices, drives, programmable logic controllers, pushbuttons and operator interfaces
     o Data Communications: Premise wiring, patch panels, terminals, connectors

    We purchase products from a diverse group of over 23,000 suppliers. In 1999, the ten largest suppliers accounted for approximately 35% of our purchases. The largest of these was Eaton Corporation, through its Cutler-Hammer division, accounting for approximately 13% of total purchases. No other supplier accounted for more than 5%.

    Our supplier relationships are important to us, providing access to a wide range of products, technical training and sales and marketing support. We have preferred supplier agreements with approximately 150 of our suppliers and purchase approximately 60% of our stock inventory pursuant to these agreements. Consistent with industry practice, most of our agreements with suppliers, including both distribution agreements and preferred supplier agreements, are terminable by either party on no more than 60 days' notice.

    SERVICES. In conjunction with product sales, we offer customers a wide range of services and procurement solutions that draw on our product and supply management expertise and systems capabilities. These services include National Accounts programs, Integrated Supply programs and Major Project programs. We are responding to the needs of our customers, particularly those in processing and manufacturing industries. To more efficiently manage the MRO process on behalf of our customers, we offer a range of supply management services, including:

     o    outsourcing of the entire MRO purchasing process;
     o providing manufacturing process improvements using state-of-the-art automated solutions;
     o    implementing inventory optimization programs;
     o    participating in joint cost savings teams;
     o    assigning our employees as on-site support personnel;
     o    recommending energy-efficient product upgrades; and
     o    offering safety and product training for customer employees.

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

    INTEGRATED SUPPLY PROGRAMS. Our Integrated Supply programs offer customers a variety of services to support their objectives for improved supply chain management. We integrate our personnel, product and distribution expertise, electronic technologies and service capabilities with the customer's own internal resources to meet particular service requirements. Each Integrated Supply program is uniquely configured to deliver a significant reduction in the number of MRO suppliers, reduce total procurement costs, improve operating controls and lower administrative expenses. Our solutions range from just-in-time fulfillment to assuming full responsibility for the entire procurement function for all indirect purchases. We believe that customers will increasingly seek to utilize us as an "integrator," responsible for selecting and managing the supply of a wide range of MRO and OEM products.

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

MARKETS AND CUSTOMERS

    We have a large base of approximately 130,000 customers diversified across our principal markets. While one customer accounted for approximately 3% of 1999 sales, no other customer accounted for more than 1%. We are not dependent on any single customer.

    INDUSTRIAL CUSTOMERS. Sales to industrial customers, which include numerous manufacturing and process industries, and original equipment manufacturers ("OEMs") accounted for approximately 45% of our sales in 1999.

    MRO products are needed to maintain and upgrade the electrical and communications networks at all industrial sites. Expenditures are greatest in the heavy process industries, such as pulp and paper and petrochemical. Typically, electrical MRO is the first or second ranked product category by purchase value for total MRO requirements for an industrial site. Other MRO product categories include, among others, lubricants; pipe, valves and fittings; fasteners; and power transmission products.

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

    ELECTRICAL CONTRACTORS. Sales to electrical contractors accounted for approximately 35% of our sales in 1999. These customers range from large contractors for major industrial and commercial projects, the customer types we principally serve, to small residential contractors, which represent a small portion of our sales. Electrical products purchased by electrical sub-contractors typically account for approximately 40% to 50% of their installed project cost, and, therefore, accurate cost estimates and competitive material costs are critical to a contractor's success in obtaining profitable projects.

    UTILITIES. Sales to utilities accounted for approximately 14% of our sales in 1999. This market includes large investor-owned utilities, rural electric cooperatives and municipal power authorities. We provide our utility customers with power line products and an extensive range of supplies to meet their MRO and capital projects needs. Integrated Supply arrangements are also important in this market as cost pressures and deregulation cause utility customers to streamline procurement practices.

    COMMERCIAL, INSTITUTIONAL AND GOVERNMENTAL CUSTOMERS ("CIG"). Sales to CIG customers accounted for approximately 6% of our sales in 1999. This fragmented market includes schools, hospitals, property management firms, retailers and government agencies of all types. Through a recent acquisition, we now have a platform to sell integrated lighting control and distribution equipment in a single package for multi-site specialty retailers, restaurant chains and department stores.

DISTRIBUTION NETWORK

    BRANCH NETWORK. We have over 340 branches, of which approximately 275 are located in the U.S., approximately 50 are located in Canada and the remainder are located in Puerto Rico, Mexico, Guam, the United Kingdom, the Balkans and Singapore. Over the last three years, we have opened approximately seven branches per year, principally to service National Account customers. In addition to consolidations in connection with acquisitions, we occasionally close or consolidate existing branch locations to improve operating efficiency.

    DISTRIBUTION CENTERS. To support our branch network, we have five distribution centers located in the United States and Canada, serving the Northeast and Midwest U.S.; near Reno, Nevada, serving the Western U.S.; near Memphis, Tennessee, serving the Southeast and Central U.S.; near Montreal, Quebec, serving Eastern and Central Canada; and near Vancouver, British Columbia, serving Western Canada.

    Our distribution centers add value for our branches and customers through the combination of a broad and deep selection of inventory, on-line ordering, same day shipment and central order handling and fulfillment. Our distribution center network reduces the lead-time and improves the reliability of our supply chain, giving us a distinct competitive advantage in customer service. Additionally, the distribution centers reduce the time and cost of supply chain activities through automated replenishment and warehouse management systems, and economies of scale in purchasing, inventory management, administration and transportation.

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

    DATA COMMUNICATIONS. Sales of data communications products are supported by a dedicated group of outside and inside sales representatives who focus primarily on the premise wiring systems market. This team is supported by additional resources in the purchasing, inventory management, product training, product management and regional sales areas. We also have an organization that provides our general sales force and customers with product training and industry-recognized certification in data communications product installation.

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

     E-COMMERCE. We established our initial electronic catalog on the internet in 1996. Since that time, we have worked with a variety of large customers to establish customized electronic catalogs for their use in internal systems. Additionally, in 1999 we began a process of providing electronic catalogs to multiple e-commerce service providers, trade exchanges and industry specific electronic commerce portals. Our e-business strategy is to serve existing customers by tailoring our catalog and internet-based procurement applications to their internal systems or through their preferred technology and trading exchange partnerships. Additionally, we will enter into as many as 20 e-business partnerships with leading technology or marketing oriented e-portals that target selected market segments. Through these niche oriented marketing arrangements, we expect to reach thousands of new customers who were previously not served through WESCO's sales force.

INTERNATIONAL OPERATIONS

    To serve the Canadian market, we operate a network of approximately 50 branches in nine provinces. Branch operations are supported by two distribution centers located near Montreal and Vancouver. With sales of approximately US $288 million, Canada represented 8.4% of our total sales in 1999. The Canadian market for electrical distribution is considerably smaller than the U.S. market, with roughly US $2.7 billion in total sales in 1999, according to industry sources.

    We sell internationally through domestic export sales offices located within North America and sales offices in international locations. We have recently opened offices in Aberdeen, Scotland and London, England and the Balkans to support our sales efforts in Europe, Africa and the former Soviet Union, and an office in Singapore to support our sales in Asia. We also opened two sales offices in Mexico in 1999 to augment the selling effort of the two full service branches opened in 1998.

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

    The WESCOM system is fully distributed within WESCO, and every branch (other than EESCO and certain newly acquired branches) utilizes its own computer system to support local business activities. Telecommunication links through a central system give each branch access to information on inventory status in our distribution centers as well as other branches and an increasing number of on-line suppliers. We have developed an upgraded version of the WESCOM system. This new version, WESNET, links all branch operations through our wide area network. EESCO operates its own system which is linked to our central system. We intend to integrate EESCO into the WESNET system over the next eight to 10 months, which is expected to improve efficiencies and operating controls and reduce costs associated with operating dual systems.

    We routinely process customer orders, shipping notices, suppliers' purchase orders, and funds transfer via EDI transactions with our trading partners. Our electronic commerce strategy calls for tighter linkages to both customers and suppliers through greater use of technological advances, including Internet and electronic catalogs, enhanced EDI and other innovative improvements.

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

     Year 2000 Issue. WESCO made substantial preparations for the Year 2000 issue, which concerns the ability of computer programs and software applications to process date-dependent calculations, processes and other information by properly identifying the year. Based on information available to date, WESCO has not experienced any significant events attributable to the Year 2000 issue. We will continue to scrutinize all facets of our business and will monitor our customers and suppliers in order to mitigate any negative impact should an issue arise. WESCO believes that if any Year 2000 issue were to surface, there would not be a significant impact on its operations. In 1999 and 1998, WESCO incurred costs of $3.3 million specifically associated with modifying its systems for Year 2000 compliance. WESCO expects to incur little or no costs in 2000 related to this issue.

COMPETITION

    WESCO operates in a highly competitive industry. We compete directly with national, regional and local providers of electrical and other industrial MRO supplies. Competition is primarily focused on the local service area, and is generally based on product line breadth, product availability, service capabilities and price. Another source of competition is buying groups formed by smaller distributors to increase purchasing power and provide some cooperative marketing capability. While increased buying power may improve the competitive position of buying groups locally, we believe these groups have not been able to compete effectively with us for National Accounts customers due to the difficulty in coordinating a diverse ownership group. We expect that numerous new competitors will develop over time as internet-based enterprises begin to get established and refine their service capabilities.

EMPLOYEES

    As of December 31, 1999, we had approximately 5,800 employees worldwide, of which approximately 5,000 were located in the U.S. and approximately 800 in Canada and our other international locations. Less than 5% of our employees are represented by unions. We believe our labor relations are generally good.

INTELLECTUAL PROPERTY

    Our trade and service mark, composed of the words "WESCO the extra effort people(R)," together with the running man design, is registered in the U.S. Patent and Trademark Office, the Canadian Trademark Office and the Mexican Instituto de la Propriedad Industrial.

ENVIRONMENTAL MATTERS

    We believe that we are in compliance in all material respects with applicable environmental laws. There are no significant capital expenditures for environmental control matters either estimated in the current year or expected in the near future.

FORWARD LOOKING INFORMATION

    This Annual Report on Form 10-K contains various "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve certain unknown risks and uncertainties, including, among others, those contained in Item 1, "Business" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." When used in this Annual Report on Form 10-K, the words "anticipates," "plans," "believes," "estimates," "intends," "expects," "projects" and similar expressions may identify forward looking statements, although not all forward looking statements contain such words. Such statements, including, but not limited to, our statements regarding business strategy, growth strategy, productivity and profitability enhancement, competition, new product and service introductions and liquidity and capital resources are based on management's beliefs, as well as on assumptions made by, and information currently available to, management, and involve various risks and uncertainties, some of which are beyond our control. Our actual results could differ materially from those expressed in any forward looking statement made by or on our behalf. In light of these risks and uncertainties, there can be no assurance that the forward looking information will in fact prove to be accurate. We have undertaken no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise.

ITEM 2.  PROPERTIES.

    We have over 340 branches, of which approximately 275 are located in the U.S., approximately 50 are located in Canada and the remainder are located in Puerto Rico, Mexico, Guam, the United Kingdom, the Balkans and Singapore. Approximately 30% of branches are owned facilities, and the remainder are leased.

    The following table summarizes our distribution centers:

    LOCATION                                                     SQUARE FEET        LEASED/OWNED
    -----------------------------------------------------------------------------------------------
    Warrendale, PA........................................         252,700      Owned and Leased
    Sparks, NV............................................         195,800      Leased
    Byhalia, MS...........................................         148,000      Owned
    Dorval, QE............................................          97,000      Leased
    Burnaby, BC...........................................          34,300      Owned

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

EXECUTIVE OFFICERS

    Our executive officers and their respective ages and positions are set forth below.

              NAME                           AGE                   POSITION
      ------------------                     ---    ------------------------------------
      Roy W. Haley.....................       53    Chairman and Chief Executive Officer
      Steven A. Burleson...............       40    Vice President and Chief Financial Officer
      William M. Goodwin...............       54    Vice President, Operations
      James H. Mehta...................       44    Vice President, Business Development
      Robert B. Rosenbaum..............       42    Vice President, Operations
      Patrick M. Swed..................       56    Vice President, Operations
      Donald H. Thimjon................       56    Vice President, Operations
      Ronald P. Van, Jr................       39    Vice President, Operations
      Robert E. Vanderhoff.............       44    Vice President, Operations
      Daniel A. Brailer................       42    Secretary and Treasurer

    Set forth below is biographical information for our executive officers and directors listed above.

    ROY W. HALEY became Chairman of the Board in August 1998. Mr. Haley has been Chief Executive Officer and a director of WESCO since February 1994. From 1988 to 1993, Mr. Haley was an executive at American General Corporation, a diversified financial services company, where he served as Chief Operating Officer and as President and Director. Mr. Haley is also a director of United Stationers, Inc. and Cambrex Corporation.

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

    ROBERT B. ROSENBAUM has been Vice President, Operations of WESCO since September 1998. Mr. Rosenbaum was the President of Bruckner Supply Company, Inc., an integrated supply company WESCO acquired in September 1998.

    PATRICK M. SWED has been Vice President, Operations of WESCO since March 1994. Mr. Swed had been Vice President of Branch Operations for WESCO from 1991 to 1994.

    DONALD H. THIMJON has been Vice President, Operations of WESCO since March 1994. Mr. Thimjon served as Vice President, Utility Group for WESCO from 1991 to 1994 and as Regional Manager from 1980 to 1991.

    RONALD P. VAN, JR. has been Vice President, Operations of WESCO since October 1998. Mr. Van was a Vice President and Controller of EESCO, an electrical distributor WESCO acquired in 1996.

    ROBERT E. VANDERHOFF has been Vice President, Operations since April 1998, and Vice President, Manufactured Structures Group since March 1994. Mr. Vanderhoff had been Vice President of WESCO since April 1993.

    DANIEL A. BRAILER joined WESCO in March 1999 as Treasurer and Director of Investor Relations. During 1999, Mr. Brailer was also appointed to the position of Corporate Secretary. From 1982 to 1999, Mr. Brailer held various positions at Mellon Financial Corporation, most recently as senior vice-president.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

    On May 17, 1999, WESCO completed its initial public offering of common stock ("the Offering"), which is listed on the New York Stock Exchange under the symbol "WCC." As of February 22, 2000, there were 41,366,440 shares of common stock and 4,653,131 shares of Class B common stock outstanding held by approximately 3,000 holders of record. No dividends were paid on the common stock, nor does the Company intend to pay dividends in the foreseeable future. See "Liquidity and Capital Resources." The following table sets forth the high and low sales price of the shares since the Offering.

               QUARTER                               HIGH          LOW
               -------------------------------------------------------------
               1999
                  Second (from Offering date)       21 1/4       17 1/2
                  Third                             22 7/8       12 3/8
                  Fourth                            14 1/2        5 1/2

     In connection with the Offering, the Board of Directors approved a 57.8 to one stock split effected in the form of a stock dividend of WESCO's common stock. The Board of Directors also reclassified the Class A common stock into common stock, increased the authorized common stock to 210,000,000 shares and the authorized Class B common stock to 20,000,000 shares and authorized 20,000,000 shares of $.01 par value preferred stock, all effective May 11, 1999.

    In November 1999, WESCO's Board of Directors authorized a stock repurchase program to purchase up to $25 million of WESCO common stock. WESCO's common stock may be purchased at management's discretion, from time to time, in open market transactions and the program may be discontinued at any time. As of March 16, 2000, the Company had purchased approximately 2.4 million shares of its common stock for approximately $19 million.

     ITEM 6.  SELECTED FINANCIAL DATA.

                                                                          YEAR ENDED DECEMBER 31,
                                              -------------------------------------------------------------------------------
                                                    1999            1998            1997           1996            1995
                                              -------------------------------------------------------------------------------
                                                               (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)
INCOME STATEMENT DATA:
Net sales.................................       $3,420.1          $3,025.4       $2,594.8        $2,274.6       $1,857.0
Gross profit..............................          612.9             537.6          463.9           405.0          321.0
Selling, general and administrative
  expenses................................          467.5             415.0          372.5           326.0          258.0
Depreciation and amortization.............           20.4              14.8           11.3            10.8            7.3
Recapitalization costs(1).................            --               51.8            --              --             --
                                              -------------------------------------------------------------------------------
Income from operations....................          125.0              56.0           80.1            68.2           55.7
Interest expense, net.....................           47.0              45.1           20.1            17.4           15.8
Other expenses(2).........................           19.5              10.1            --              --             --
                                              -------------------------------------------------------------------------------
Income before income taxes................           58.5               0.8           60.0            50.8           39.9
Provision for income taxes................           23.4               8.5(3)        23.8            18.3           14.8
                                              -------------------------------------------------------------------------------
Income (loss) before extraordinary item...           35.1              (7.7)          36.2            32.5           25.1
Extraordinary item, net of applicable
   taxes(4)...............................          (10.5)              --             --              --            (8.1)
                                              -------------------------------------------------------------------------------
Net income (loss).........................          $24.6             $(7.7)         $36.2           $32.5          $17.0
                                              ===============================================================================
Earnings (loss) per common share(5)
   Basic before extraordinary item .......           0.82             (0.17)          0.61            0.55           0.43
   Basic..................................           0.57             (0.17)          0.61            0.55           0.29
   Diluted before extraordinary item......           0.75             (0.17)          0.55            0.51           0.41
   Diluted................................           0.53             (0.17)          0.55            0.51           0.28
Weighted average common shares
   outstanding(5)
   Basic..................................     43,057,894        45,051,632     59,030,100      58,680,756     57,842,483
   Diluted................................     47,524,539        45,051,632     66,679,063      63,670,919     60,883,283

OTHER FINANCIAL DATA:
EBITDA before recapitalization charge(6)..         $145.3            $122.6          $91.4           $79.0          $63.0
Capital expenditures......................           21.2              10.7           11.6             9.3            6.5
Net cash provided by (used for) operating
   activities.............................           66.4             276.9          (12.0)           15.1           25.7
Net cash provided by (used for) investing
   activities.............................          (71.9)           (184.1)         (21.5)         (110.9)         (12.0)
Net cash provided by (used for) financing
   activities.............................            6.3             (92.3)          41.1            87.2           (9.8)

BALANCE SHEET DATA:
Total assets..............................       $1,028.8          $  950.5       $  870.9        $  773.5       $  581.3
Total long-term debt (including current
   portion)...............................          426.4             595.8          295.2           262.2          177.9
Redeemable common stock(7)................           --                21.5            9.0             8.9            7.7
Stockholders' equity (deficit)............          117.3            (142.6)         184.5           148.7          116.4

    (1) Represents a one-time charge primarily related to noncapitalized financing expenses, professional and legal fees and management compensation costs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -- 1998 compared to 1997."
    (2) Represents costs relating to the sale of accounts receivable pursuant to the accounts receivable securitization program as described in Note 5 to the Consolidated Financial Statements.
    (3) Certain nondeductible recapitalization costs and other permanent differences significantly exceeded income before income taxes and resulted in an unusually high provision for income taxes.
    (4) Represents a charge, net of taxes, relating to the write-off of unamortized debt issuance and other costs associated with the early extinguishment of debt and the 1999 termination of the existing accounts receivable securitization program.
    (5) Reflects a 57.8 to one stock split effected in the form of a stock dividend of WESCO common stock effective May 11, 1999.
    (6) EBITDA before recapitalization charge represents income from operations plus depreciation, amortization and recapitalization costs. EBITDA before recapitalization charge is presented since management believes that such information is considered by certain investors to be an additional basis for evaluating the Company's ability to pay interest and repay debt. EBITDA should not be considered an alternative to measures of operating performance as determined in accordance with generally accepted accounting principles or as a measure of the Company's operating results and cash flows or as a measure of the Company's liquidity. Since EBITDA is not calculated identically by all companies, the presentation herein may not be comparable to other similarly titled measures of other companies.
    (7) Represents redeemable common stock as described in Note 10 to Consolidated Financial Statements.

    ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

GENERAL

    WESCO's sales can be categorized as stock, direct ship and special order. Stock orders are filled directly from existing inventory and generally represent 40% to 45% of total sales. Approximately 40% to 50% of WESCO's total sales are direct ship sales. Direct ship sales are typically custom-built products, large orders or products that are too bulky to be easily handled and, as a result, are shipped directly to the customer from the supplier. Special orders are for products that are not ordinarily stocked in inventory and are ordered based on a customer's specific request. Special orders represent the remainder of total sales. Gross profit margins on stock and special order sales are approximately 50% higher than those on direct ship sales. Although direct ship gross margins are lower, operating profit margins are often higher, since the product handling and fulfillment costs associated with direct shipments are much lower.

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

    WESCO is the leading consolidator in its industry, having acquired 21 companies since August 1995 representing annual sales of approximately $1.2 billion. Management distinguishes sales attributable to core operations separate from sales of acquired businesses. The distinction between sales from core operations and from acquired businesses is based on the Company's internal records and on management estimates where the integration of acquired businesses results in the closing or consolidation of branches.

1999  DEVELOPMENTS

    Developments affecting the results of operations and financial position of WESCO include the following:

    Initial Public Offering. On May 17, 1999, WESCO completed its initial public offering of 11,183,750 shares of common stock at $18.00 per share. In connection with the Offering, certain employee rights to require WESCO to repurchase outstanding redeemable common stock were terminated and approximately $31.5 million of convertible notes were converted into 1,747,228 shares of common stock. Proceeds from the Offering (after deducting Offering costs) totaling $186.8 million and borrowings of approximately $65 million were used to redeem all of the 11 1/8% senior discount notes ($62.8 million) and to repay the existing revolving credit and term loan facilities ($188.8 million).

    Credit Refinancing. In June 1999, WESCO Distribution entered into a $400 million revolving credit facility with a consortium of financial institutions. WESCO believes the new credit facility provides greater financial flexibility and lower annual costs of financing than the previous credit facility. In addition, WESCO entered into a $350 million accounts receivable securitization program that provides for a larger amount of eligible accounts receivable and lower costs than the previous securitization program.

    In connection with these transactions, approximately $8.9 million of deferred financing charges were written off and redemption costs of $8.3 million were incurred. These transactions resulted in an extraordinary loss of $10.5 million, net of income tax benefits of $6.7 million.

    Acquisitions. During 1999, WESCO purchased four electrical supply distributors with annual sales of approximately $70 million for an aggregate consideration of $25.1 million, resulting in goodwill of approximately $10.4 million. Also in 1999, $30 million was paid pursuant to the 1998 Bruckner Supply Company purchase agreement, which provides for additional contingent consideration over the next four years not to exceed $100 million.

RECENT DEVELOPMENTS

     In February 2000, WESCO completed its acquisition of certain assets and assumed certain liabilities of Control Corporation of America headquartered in Richmond, Virginia for approximately $15 million. CCA, an electrical distributor specializing in industrial automation solutions, reported net sales of approximately $50 million in 1999. This acquisition will be accounted for under the purchase method of accounting.

    In November 1999, WESCO's Board of Directors authorized a stock repurchase program to purchase up to $25 million of WESCO common stock. WESCO's common stock may be purchased at management's discretion, from time to time, in open market transactions and the program may be discontinued at any time. As of March 16, 2000, WESCO had purchased approximately 2.4 million shares of its common stock for approximately $19 million.

    Core sales for the two months ended February 29, 2000 increased approximately 16% over the first two months of 1999. After adjusting for the additional sales days in the first two months of 2000, the sales growth is considered well above the Company's targeted core growth rate of 6% to 8%.

RESULTS OF OPERATIONS

    The following table sets forth the percentage relationship to net sales of certain items in the Company's Consolidated Statements of Operations for the periods presented:

                                                                             YEAR ENDED DECEMBER 31
                                                                    -------------------------------------
                                                                       1999         1998         1997
                                                                    -------------------------------------
Net sales.......................................................       100.0%       100.0%       100.0%
Gross profit....................................................        17.9         17.8         17.9
Selling, general and administrative expenses....................        13.6         13.7         14.3
Depreciation and amortization...................................         0.6          0.5          0.5
Recapitalization costs..........................................         --           1.7          --
                                                                    -------------------------------------
     Income from operations.....................................         3.7          1.9          3.1
Interest expense................................................         1.4          1.6          0.8
Other expenses..................................................         0.6          0.3          --
                                                                    -------------------------------------
     Income before income taxes and extraordinary item..........         1.7          --           2.3
Provision for income taxes......................................         0.7          0.3          0.9
Extraordinary item, net of tax benefits.........................        (0.3)         --           --
                                                                    -------------------------------------
     Net income (loss)..........................................         0.7%        (0.3)%        1.4%
                                                                    =====================================

    1999 Compared to 1998

    Net Sales. Net sales for the year ended December 31, 1999, increased by $394.7 million, or 13.0%, to $3.4 billion compared with $3.0 billion in the prior year primarily due to sales attributable to acquired companies. Core business sales increased approximately 4% over 1998. The mix of direct shipment sales increased to approximately 46% in 1999 from 42% in 1998 principally due to the Bruckner acquisition completed in September 1998. Substantially all of Bruckner's sales are direct shipment.

    Gross Profit. Gross profit for the year ended December 31, 1999, increased by $75.2 million to $612.9 million from $537.6 million in 1998. Gross profit margin was 17.9% and 17.8% in 1999 and 1998, respectively. Excluding the effects of the Bruckner acquisition, which has a higher proportion of lower-margin direct shipment sales, gross profit margin increased to 18.6% from 18.1% in the prior year due to gross margin improvement initiatives.

    Selling, General and Administrative Expenses ("SG&A"). SG&A expenses increased $52.5 million, or 12.7%, to $467.5 million. This increase was substantially due to incremental expenses of companies acquired during 1998 and 1999 and, to a lesser extent, increased SG&A in WESCO's core business. Core business SG&A increased 5% over 1998, due principally to increased payroll costs and, to a lesser extent, increased transportation costs and bad debt expenses. These increases were partially offset by reductions in certain incentive-based compensation expenses and a reduction in certain discretionary benefits. As a percentage of sales, SG&A expenses declined slightly to 13.6%, primarily due to the lower relative cost structure associated with the Bruckner acquisition.

    Depreciation and Amortization. Depreciation and amortization increased $5.5 million to $20.4 million in 1999 reflecting higher amortization of goodwill from acquisitions and depreciation related to increases in property, buildings and equipment over the prior year.

    Income from Operations. Income from operations increased $69.0 million to $125.0 million in 1999, compared with $56.0 million in 1998. Excluding the nonrecurring recapitalization costs in 1998, operating income increased $17.2 million. The increase was primarily due to higher gross profit, partially offset by increased operating costs as explained above.

    Interest and Other Expenses. Interest expense totaled $47.0 million for 1999, an increase of $1.8 million over 1998. The increase was primarily due to the higher levels of borrowings associated with the Recapitalization and acquisitions, partially offset by the Offering. Other expenses totaled $19.5 million and $10.1 million in 1999 and 1998, respectively, reflecting costs associated with the accounts receivable securitization program that commenced in June 1998.

    Income Taxes. Income tax expense totaled $23.3 million in 1999 and the effective tax rate was 39.9%. In 1998, income tax expense totaled $8.5 million. In 1998, WESCO recorded charges of $51.8 million associated with the Recapitalization that resulted in $0.8 million of income before taxes. Certain nondeductible recapitalization costs and other permanent differences significantly exceeded the $0.8 million of income before income taxes and resulted in an unusually high effective income tax rate.

    Income Before Extraordinary Item. For 1999, income before extraordinary item totaled $35.1 million, or $0.75 per diluted share, compared with a loss of $7.7 million, or $0.17 per share, in 1998. The increases are primarily due to nonrecurring recapitalization costs incurred in 1998 and to improved operating results in 1999.

    Net Income (Loss). Net income and diluted earnings per share totaled $24.6 million and $0.53 per share, respectively, in 1999, compared with a loss of $7.7 million, or $0.17 per share, respectively, in 1998. The increase is principally due to the recapitalization costs of $51.8 million incurred in 1998 and improved operating results in 1999 offset, in part, by the extraordinary item of $10.5 million in 1999.

    1998 Compared to 1997

    Net Sales. Net sales in 1998 increased $430.6 million, or 16.6%, to $3.0 billion compared with $2.6 billion for 1997. Sales from core operations increased approximately 4% with the balance of the sales increase coming from eight acquisitions since the beginning of 1997. The mix of direct shipment sales increased to approximately 42% in 1998 from 39% in 1997 primarily as a result of the Bruckner acquisition. Substantially all of Bruckner's sales are direct shipment. Consistent with recent trends, branches with a high volume of sales to utility customers experienced somewhat higher levels of sales growth. Also, the Canadian branches recorded sales growth of 4% in 1998 in Canadian currency and when translated to U.S. dollars, those sales declined 3%.

    Gross Profit. Gross profit for 1998 increased $73.7 million to $537.6 million from $463.9 million for 1997. Gross profit margin declined slightly to 17.8% in 1998 from 17.9% in 1997. This decrease resulted from a higher proportion of direct ship sales attributable to the Bruckner acquisition. Direct ship gross margins are lower than those of other sales; however, operating profit margins are often higher, since the product handling and fulfillment costs associated with direct shipments are much lower. Excluding the effects of the Bruckner acquisition, the 1998 gross profit margin increased to 18.1%. The Company believes that this increase in gross margin is the result of numerous gross margin improvement initiatives.

    Selling, General and Administrative Expenses. SG&A expenses increased $42.5 million, or 11.4%, to $415.0 million. The majority of this increase was associated with companies acquired during 1998; the remainder of the increase was associated with certain expenses that are variable in nature and increase when sales increase. As a percent of sales, SG&A expenses declined to 13.7% compared with 14.3% a year ago, reflecting cost containment initiatives and the effects of a lower cost structure associated with the Bruckner acquisition.

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

    Net Income (Loss). Net loss and diluted loss per share totaled $7.7 million and $0.17 per share, respectively, for 1998, compared with net income and diluted earnings per share of $36.2 million and $0.55 per share, respectively, for 1997. The comparability of the results was primarily affected by the one-time charge of $51.8 million related to the Recapitalization, the impact of the nondeductibility of a portion of these costs on taxes and an increase in interest expense associated with higher debt levels, as a result of the Recapitalization and acquisitions. Excluding the Recapitalization costs of $51.8 million, net income for 1998 would have been approximately $30.6 million.

LIQUIDITY AND CAPITAL RESOURCES

    Total assets were approximately $1.0 billion at December 31, 1999 and 1998. Stockholders' equity totaled $117.3 million at December 31, 1999, compared with a deficit of $142.6 million at December 31, 1998. The increase in stockholders' equity was primarily due to the Offering.

    The following table sets forth WESCO's outstanding indebtedness:

                                                                DECEMBER 31
                                                           -----------------------
                                                              1999        1998
                                                           -----------------------
                                                               (IN MILLIONS)
Revolving credit facility.................................   $132.0      $ 42.4
Senior subordinated notes.................................    290.3       289.2
Term loans................................................      --        169.5
Senior discount notes.....................................      --         52.1
Other.....................................................      4.0        42.6
                                                           -----------------------
                                                              426.3       595.8
Less current portion......................................     (3.8)      (16.6)
                                                           -----------------------
                                                             $422.5      $579.2
                                                           =======================

Initial Public Offering

    On May 17, 1999, WESCO completed its initial public offering of 11,183,750 shares of common stock at $18.00 per share. In connection with the Offering, certain employee rights to require WESCO to repurchase outstanding redeemable common stock were terminated and approximately $31.5 million of convertible notes were converted into 1,747,228 shares of common stock. Proceeds from the Offering (after deducting Offering costs) totaling $186.8 million and borrowings of approximately $65 million were used to redeem all of the 11 1/8% senior discount notes ($62.8 million) and to repay the revolving credit and term loan facilities ($188.8 million).

Revolving Credit Facility

    In June 1999, WESCO Distribution entered into a $400 million revolving credit facility with a consortium of financial institutions. The revolving credit facility, which matures in June 2004, consists of up to $365 million of revolving loans denominated in U.S. dollars and a Canadian sublimit totaling $35 million. Borrowings under the revolving credit facility are collateralized by substantially all the assets, excluding real property, of WESCO Distribution and are guaranteed by WESCO International, Inc. and certain subsidiaries.

    Borrowings bear rates of interest equal to various indices, at WESCO's option plus a borrowing margin. At December 31, 1999, the interest rate on revolving credit facility borrowings was 7.4%. A commitment fee of 30 to 50 basis points per year is due on unused portions of the revolving credit facility.

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

    WESCO's liquidity needs arise from seasonal working capital requirements, capital expenditures, debt service obligations and acquisitions. As of December 31, 1999, required annual principal repayments for the next five years are as follows:

                                                                    (IN THOUSANDS)
                                                                 ----------------------
       2000.....................................................         $3,831
       2001.....................................................             30
       2002.....................................................             30
       2003.....................................................             30
       2004.....................................................        132,063

         Accounts Receivable Securitization Program

    In June 1999, WESCO and certain of its subsidiaries terminated its previous accounts receivable securitization program and entered into a $350 million accounts receivable securitization program ("Receivables Facility") with another financial institution, as modified in September 1999. Under the Receivables Facility, WESCO sells, on a continuous basis, to WESCO Receivables Corporation, a wholly-owned special purpose company ("SPC") an undivided interest in all eligible accounts receivable. WESCO has agreed to continue servicing the sold receivables for the financial institution at market rates; accordingly, no servicing asset or liability has been recorded.

    An analysis of cash flows for 1999 and 1998 follows:

    Operating Activities. Cash provided by operating activities totaled $66.4 million for the year ended December 31, 1999, compared to $276.9 million a year ago. Cash provided by operations in 1999 and 1998 included proceeds of $60.0 million and $274.2 million, respectively, from the sale of accounts receivable in connection with the accounts receivable securitization program. Excluding these proceeds, operating activities provided $6.4 million in 1999 and $2.7 million in 1998. On this basis, the year-to-year increase in operating cash flow was primarily due to increased income adjusted for non-cash charges, partially offset by an increase in working capital.

    Investing Activities. Net cash used in investing activities was $71.9 million in 1999, compared to $184.1 million in 1998. Cash used for investing activities was higher in 1998 primarily due to amounts invested in business acquisitions. Capital expenditures in 1999 were $21.2 million compared to $10.7 million in 1998 and were for computer equipment and software, branch and distribution center facility improvements, forklifts and delivery vehicles. The increase from the prior year was primarily due to the replacement of computer hardware at the branch locations. Capital expenditures for 2000 are not expected to differ significantly from 1999.

    Financing Activities. Cash provided by financing activities totaled $6.3 million in 1999 primarily due to the Offering, partially offset by a reduction in long-term debt and treasury stock purchases. In 1998, cash used by financing activities totaled $92.3 million primarily reflecting the Recapitalization completed in June 1998.

    As of December 31, 1999, WESCO had purchased approximately 630,000 shares of its common stock for approximately $4.8 million.

    Management believes that cash generated from operations, together with amounts available under the credit agreement and the receivables facility, will be sufficient to meet WESCO's working capital, capital expenditures and other cash requirements for the foreseeable future. There can be no assurance, however, that this will be the case. Financing of acquisitions can be funded under the existing credit agreement and may, depending on the number and size of the acquisitions, require the issuance of additional debt and equity securities.

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

SEASONALITY

    The Company's operating results are affected by certain seasonal factors. Sales are typically at their lowest during the first quarter due to a reduced level of activity during the winter months. Sales increase during the warmer months beginning in March and continuing through November. Sales drop again slightly in December as the weather cools and also as a result of a reduced level of activity during the holiday season. As a result, the Company reports sales and earnings in the first quarter that are generally lower than that of the remaining quarters.

YEAR 2000 ISSUE

     WESCO made substantial preparations for the Year 2000 issue, which concerns the ability of computer programs and software applications to process date-dependent calculations, processes and other information by properly identifying the year. Based on information available to date, WESCO has not experienced any significant events attributable to the Year 2000 issue. We will continue to scrutinize all facets of our business and will monitor our customers and suppliers in order to mitigate any negative impact should an issue arise. WESCO believes that if any Year 2000 issue were to surface, there would not be a significant impact on its operations. In 1999 and 1998, WESCO incurred costs of $3.3 million specifically associated with modifying its systems for Year 2000 compliance. WESCO expects to incur little or no costs in 2000 related to this issue.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required by this item is set forth in the Company's Consolidated Financial Statements and supplementary data contained in this Annual Report on Form 10-K and is incorporated herein by reference. Specific financial statements and supplementary data can be found at the pages listed below:

                                                                                                             PAGE
                                                                                                           -------
WESCO International, Inc.
   Report of Independent Accountants.....................................................................    26
   Consolidated Balance Sheets as of December 31, 1999 and 1998..........................................    27
   Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997............    28
   Consolidated Statements of Stockholders' Equity and Redeemable Common Stock
     for the years ended December 31, 1999, 1998 and 1997................................................    29
   Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997............    30
   Notes to Consolidated Financial Statements............................................................    31

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

    None.

                                    PART III

ITEMS 10 THROUGH 13.

In accordance with the provisions of General Instruction G to Form 10-K, the information required by Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management) and Item 13 (Certain Relationships and Related Transactions) is incorporated herein by reference to the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 23, 2000. The definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1999. Information relating to the executive officers of the Company is set forth in
Part I.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    The financial statements, financial statement schedules and exhibits listed below are filed as part of this annual report:

(a)(1)     FINANCIAL STATEMENTS
           -------------------
           The list of financial statements required by this item is set forth in Item 8 "Financial Statements and Supplementary Data" and is incorporated herein by reference.

(2)        FINANCIAL STATEMENT SCHEDULES
           ---------------------------
           Report of Independent Accountants
           Schedule II - Valuation and Qualifying Accounts

(b)        REPORTS ON FORM 8-K
           --------------------
           None

(c)        EXHIBITS
           --------


                                                                                            PRIOR FILING OR
EXHIBIT NO.     DESCRIPTION OF EXHIBIT                                                  SEQUENTIAL PAGE NUMBER
-------------- ------------------------------------------------------------------- ----------------------------------
    2.1        Recapitalization Agreement dated as of March 27, 1998 among           Incorporated by reference
               Thor Acquisitions L.L.C., WESCO International, Inc. (formerly         to WESCO's Exhibit 2.1 to
               known as CDW Holding Corporation, "WESCO") and certain                the Registration Statement
               securityholders of WESCO.                                             on Form S-4 (No. 333-43225)
                                                                                     (the "Form S-4")
    2.2        Purchase Agreement dated May 29, 1998 among WESCO, WESCO              Incorporated by reference
               Distribution, Inc. ("WESCO Distribution"), Chase Securities           to Exhibit 2.2 to the Form S-4
               Inc. and Lehman Brothers Inc.
    2.3        Asset Purchase Agreement among Bruckner Supply Company, Inc.          Incorporated by reference
               and WESCO Distribution dated September 11, 1998, previously           to Exhibit 2.01 to the
               filed.                                                                Current Report on Form 8-K
                                                                                     dated September 11, 1998
    3.1        Amended and Restated Certificate of Incorporation of WESCO.           Incorporated by reference
                                                                                     to Exhibit 3.2 to the Form
                                                                                     S-1 (No. 333-73299) (the "Form S-1")
    3.2        By-Laws of WESCO.                                                     Incorporated by reference
                                                                                     to Exhibit 3.3 to the
                                                                                     Registration Statement on
                                                                                     Form S-1
    4.1        Indenture dated as of June 5, 1998 among WESCO, WESCO                 Incorporated by reference
               Distribution and Bank One, N.A.                                       to Exhibit 4.1 to the Form S-4
    4.2        Form of 9-1/8% Senior Subordinated Note Due 2008, Series A            Incorporated by reference
               (included in Exhibit 4.3).                                            to Exhibit 4.2 to the Form S-4


                                                                                            PRIOR FILING OR
EXHIBIT NO.     DESCRIPTION OF EXHIBIT                                                  SEQUENTIAL PAGE NUMBER
-------------- ------------------------------------------------------------------- ----------------------------------
    4.3        Form of 9-1/8% Senior Subordinated Note Due 2008, Series B            Incorporated by reference
               (included in Exhibit 4.3).                                            to Exhibit 4.3 to the Form S-4
    4.4        Exchange and Registration Rights Agreement dated as of June 5,        Incorporated by reference
               1998 among the Company, WESCO and The Initial Purchasers.             to Exhibit 4.4 to the Form S-4
    4.8        Exchange and Registration Rights Agreement dated as of June 5,        Incorporated by reference
               1998 among WESCO and the Initial Purchasers.                          to Exhibit 4.8 to the Form S-4
   10.1        CDW Holding Corporation Stock Purchase Plan.                          Incorporated by reference
                                                                                     to Exhibit 10.1 to the Form S-4
   10.2        Form of Stock Subscription Agreement.                                 Incorporated by reference
                                                                                     to Exhibit 10.2 to the Form S-4
   10.3        CDW Holding Corporation Stock Option Plan.                            Incorporated by reference
                                                                                     to Exhibit 10.3 to the Form S-4
   10.4        Form of Stock Option Agreement.                                       Incorporated by reference
                                                                                     to Exhibit 10.4 to the Form S-4
   10.5        CDW Holding Corporation Stock Option Plan for Branch Employees.       Incorporated by reference
                                                                                     to Exhibit 10.5 to the Form S-4
   10.6        Form of Branch Stock Option Agreement.                                Incorporated by reference
                                                                                     to Exhibit 10.6 to the Form S-4
   10.7        Non-Competition Agreement, dated as of February 28, 1996,             Incorporated by reference
               between Westinghouse, WESCO and WESCO Distribution.                   to Exhibit 10.8 to the Form S-4
   10.8        Lease dated May 24, 1995 as amended by Amendment One dated            Incorporated by reference to
               June, 1995 and by Amendment Two dated December 24, 1995 by            Exhibit 10.10 to the Form S-4
               and between WESCO Distribution as Tenant and Opal Investors,
               L.P. and Mural GEM Investors as Landlord.
   10.9        Lease dated April 1, 1992 as renewed by Letter of Notice of           Incorporated by reference
               Intent to Renew dated December 13, 1996 by and between the            to Exhibit 10.11 to the Form S-4
               Company successor in interest to Westinghouse Electric
               Corporation as Tenant and Utah State Retirement Fund as
               Landlord.
   10.10       Lease dated September 4, 1997 between WESCO Distribution as           Incorporated by reference
               Tenant and The Buncher Company as Landlord.                           to Exhibit 10.12 to the Form S-4
   10.11       Lease dated March 1995 by and between WESCO                           Incorporated by reference
               Distribution-Canada, Inc. ("WESCO Canada") as Tenant and              to Exhibit 10.13 to the Form S-4
               Atlantic Construction, Inc. as Landlord.
   10.18       Amended and Restated Registration and Participation Agreement         Incorporated by reference
               dated June 5, 1998 among WESCO and certain securityholders of         to Exhibit 10.19 to the Form S-4
               WESCO named therein.
   10.19       Employment Agreement between WESCO Distribution and Roy W.            Incorporated by reference
               Haley.                                                                to Exhibit 10.20 to the Form S-4
   10.20       WESCO International, Inc. 1998 Stock Option Plan.                     Incorporated by reference
                                                                                     to WESCO's Exhibit 10.1 to
                                                                                     Quarterly Report on Form
                                                                                     10-Q for the quarter ended
                                                                                     September 30, 1998
   10.21       Form of Management Stock Option Agreement.                            Incorporated by reference
                                                                                     to WESCO's Exhibit 10.1 to
                                                                                     Quarterly Report on Form
                                                                                     10-Q for the quarter ended
                                                                                     September 30, 1998
   10.22       1999 Deferred Compensation Plan for Non-Employee Directors.           Incorporated by reference
                                                                                     to WESCO's Exhibit 10.22 to
                                                                                     Annual Report on Form 10-K
                                                                                     for the year ended December
                                                                                     31, 1998


                                                                                            PRIOR FILING OR
EXHIBIT NO.     DESCRIPTION OF EXHIBIT                                                  SEQUENTIAL PAGE NUMBER
-------------- ------------------------------------------------------------------- ----------------------------------
   10.23       Credit Agreement among WESCO Distribution, Inc., WESCO                Incorporated by reference
               Distribution-Canada, Inc., WESCO International, Inc. and the          to WESCO's Exhibit 10.1 to
               Lenders identified therein, dated June 29, 1999.                      Quarterly Report on Form
                                                                                     10-Q for the period ended
                                                                                     June 30, 1999 (the "Second
                                                                                     Quarter Form 10-Q")
   10.24       Receivables Purchase Agreement dated as of June 30, 1999, among       Incorporated by reference
               WESCO Receivables Corp., WESCO Distribution, Inc., Market             to Exhibit 10.2 to the
               Street Capital Corp. and PNC Bank, National Association.              Second Quarter Form 10-Q
   10.25       Amended and Restated Receivables Purchase Agreement, dated as         Incorporated by reference
               of September 28, 1999, among WESCO Receivables Corp., WESCO           to WESCO's Exhibit 10.1 to
               Distribution, Inc., and PNC Bank, National Association.               Quarterly Report on Form
                                                                                     10-Q for the period ended
                                                                                     September 30, 1999
   10.26       1999 Long-Term Incentive Plan.                                        Incorporated by reference
                                                                                     to WESCO's Exhibit 10.22 to
                                                                                     Form S-1
   21.1        Subsidiaries of WESCO.                                                Incorporated by reference
                                                                                     to Exhibit 21.1 to the
                                                                                     Registration Statement on
                                                                                     Form S-1
   23.1        Consent of PricewaterhouseCoopers LLP, Independent Accountants.       Filed herewith
   23.2        Consent of Anchin, Block & Anchin LLP, Independent Accountants.       Filed herewith
   27.1        Financial Data Schedule.                                              Filed herewith

---------------------
The registrant hereby agrees to furnish supplementally to the Commission, upon request, a copy of any omitted schedule to any of the agreements contained herein.

             Copies of exhibits may be retrieved electronically at the Securities and Exchange Commission's home page at www.sec.gov. Exhibits will also be furnished without charge by writing to Steven
             A. Burleson, Vice President, Chief Financial Officer, Commerce Court, Four Station Square, Suite 700, Pittsburgh, Pennsylvania 15219. Requests may also be directed to (412) 454-2200.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            WESCO INTERNATIONAL, INC.

                                            By:    /s/ ROY W. HALEY
                                               --------------------------
                                               Name: Roy W. Haley
                                               Title: Chairman of the Board and
                                                      Chief Executive Officer
                                            Date: March 29, 2000


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                                     TITLE                                     DATE
---------------------------------------------------------------------------------------------------------------------
/s/ ROY W. HALEY                   Chairman and Chief Executive Officer (Principal Executive       March 29, 2000
----------------------------------    Officer)
Roy W. Haley

/s/ STEVEN A. BURLESON             Vice President, Chief Financial Officer (Principal              March 29, 2000
----------------------------------    Financial and Accounting Officer)
Steven A. Burleson

/s/ JAMES L. SINGLETON             Director                                                        March 29, 2000
----------------------------------
James L. Singleton

/s/ JAMES A. STERN                 Director                                                        March 29, 2000
----------------------------------
James A. Stern

/s/ ANTHONY D. TUTRONE             Director                                                        March 29, 2000
----------------------------------
Anthony D. Tutrone

/s/ MICHAEL J. CHESHIRE            Director                                                        March 29, 2000
----------------------------------
Michael J. Cheshire

/s/ ROBERT J. TARR, JR.            Director                                                        March 29, 2000
----------------------------------
Robert J. Tarr, Jr.

/s/ KENNETH L. WAY                 Director                                                        March 29, 2000
----------------------------------
Kenneth L. Way

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                           PAGE
                                                                                                         -------
   Report of Independent Accountants...................................................................    26
   Consolidated Balance Sheets as of December 31, 1999 and 1998........................................    27
   Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997..........    28
   Consolidated Statements of Stockholders' Equity and Redeemable Common Stock for the years ended
     December 31, 1999, 1998 and 1997..................................................................    29
   Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997..........    30
   Notes to Consolidated Financial Statements..........................................................    31

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of WESCO International, Inc.:

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and redeemable common stock and cash flows present fairly, in all material respects, the financial position of WESCO International, Inc. and subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

600 Grant Street
Pittsburgh, Pennsylvania                         /s/ PricewaterhouseCoopers LLP
February 10, 2000

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                                   DECEMBER 31
                                                                                             1999             1998
                                                                                       --------------------------------
                                                                                           (DOLLARS IN THOUSANDS,
                                                                                             EXCEPT SHARE DATA)
                                       ASSETS
CURRENT ASSETS:
     Cash and cash equivalents...............................................           $    8,819      $    8,093
     Trade accounts receivable, net of allowance for doubtful accounts of
       $7,023 and $8,082 in 1999 and 1998, respectively (NOTE 5).............              188,307         181,511
     Other accounts receivable...............................................               31,829          22,265
     Inventories.............................................................              397,669         343,764
     Income taxes receivable.................................................               10,667           7,329
     Prepaid expenses and other current assets...............................                4,930           2,892
     Deferred income taxes (NOTE  11)........................................               11,580          16,217
                                                                                       --------------------------------
         Total current assets................................................              653,801         582,071
Property, buildings and equipment, net (NOTE 8)..............................              116,638         109,631
Goodwill and other intangibles, net of accumulated amortization of $18,956
     and $10,163 in 1999 and 1998, respectively (NOTE 6).....................              249,240         234,049
Other assets.................................................................                9,114          24,771
                                                                                       --------------------------------
         Total assets........................................................           $1,028,793      $  950,522
                                                                                       ================================
                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:

     Accounts payable........................................................           $  406,963      $  378,590
     Accrued payroll and benefit costs.......................................               18,171          19,614
     Current portion of long-term debt.......................................                3,831          16,592
     Other current liabilities...............................................               25,820          51,671
                                                                                       --------------------------------
         Total current liabilities...........................................              454,785         466,467
Long-term debt (NOTE 9)......................................................              422,539         579,238
Other noncurrent liabilities.................................................                7,504           7,040
Deferred income taxes (NOTE 11)..............................................               26,660          18,832
                                                                                       --------------------------------
         Total liabilities...................................................              911,488       1,071,577

Commitments and contingencies (NOTE 16)

Redeemable common stock, $.01 par value; 4,901,902 shares issued and outstanding in 1998 (redemption value of redeemable common stock and vested
options of $130,267 in 1998) (NOTE 10).......................................                   --          21,506

STOCKHOLDERS' EQUITY (NOTES 3 AND 10):

     Preferred stock, $.01 par value; 20,000,000 shares authorized, no shares
       issued or outstanding.................................................                   --              --
     Common stock, $.01 par value; 210,000,000 shares authorized, 43,291,319
       and 25,209,817 shares issued in 1999 and 1998, respectively...........                  433             252
     Class B nonvoting convertible common stock, $.01 par value; 20,000,000
       shares authorized, 4,653,131 issued in 1999 and 1998..................                   46              46
     Additional capital......................................................              565,897         326,783
     Retained earnings (deficit).............................................             (443,582)       (468,220)
     Treasury stock, at cost; 637,259 shares in 1999.........................               (4,790)             --
     Accumulated other comprehensive income (loss)...........................                 (699)         (1,422)
                                                                                       --------------------------------
         Total stockholders' equity..........................................              117,305        (142,561)
                                                                                       --------------------------------
         Total liabilities and stockholders' equity..........................           $1,028,793      $  950,522
                                                                                       ================================

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                YEAR ENDED DECEMBER 31
                                                                  ---------------------------------------------------
                                                                         1999              1998             1997
                                                                  ---------------------------------------------------
                                                                          (IN THOUSANDS, EXCEPT SHARE DATA)

Net sales....................................................      $3,420,113        $3,025,439       $2,594,819
Cost of goods sold...........................................       2,807,240         2,487,780        2,130,900
                                                                  ---------------------------------------------------
   Gross profit..............................................         612,873           537,659          463,919
Selling, general and administrative expenses.................         467,530           415,028          372,532
Depreciation and amortization................................          20,350            14,805           11,331
Recapitalization costs (NOTE 4)..............................              --            51,800               --
                                                                  ---------------------------------------------------
   Income from operations....................................         124,993            56,026           80,056
Interest expense, net........................................          46,968            45,121           20,109
Other expenses (NOTE 5)......................................          19,547            10,122               --
                                                                  ---------------------------------------------------
   Income before income taxes and extraordinary item.........          58,478               783           59,947

Provision for income taxes (NOTE 11).........................          23,333             8,519           23,710
                                                                  ---------------------------------------------------
   Income (loss) before extraordinary item...................          35,145            (7,736)          36,237

Extraordinary item, net of tax benefits of $6,711 (NOTE 9)...         (10,507)               --               --
                                                                  ---------------------------------------------------

   Net income (loss).........................................      $   24,638        $   (7,736)      $   36,237
                                                                  ===================================================

Earnings (loss) per share (NOTE 12) Basic:

   Income (loss) before extraordinary item...................           $0.82            $(0.17)           $0.61
   Extraordinary item........................................           (0.25)               --               --
                                                                  ---------------------------------------------------
   Net income (loss).........................................           $0.57            $(0.17)           $0.61
                                                                  ===================================================

Diluted:
   Income (loss) before extraordinary item...................           $0.75            $(0.17)           $0.55
   Extraordinary item........................................           (0.22)               --               --
                                                                  ---------------------------------------------------
   Net income (loss).........................................           $0.53            $(0.17)           $0.55
                                                                  ===================================================


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                           AND REDEEMABLE COMMON STOCK

                                                                                     COMMON
                                                                                     STOCK
                                                                                     TO BE                ACCUMULATED
                                                    CLASS B              RETAINED    ISSUED                  OTHER       REDEEMABLE
                             COMPREHENSIVE COMMON   COMMON   ADDITIONAL  EARNINGS    UNDER     TREASURY   COMPREHENSIVE    COMMON
                                 INCOME     STOCK    STOCK     CAPITAL   (DEFICIT)   OPTION     STOCK     INCOME (LOSS)     STOCK
                             -------------------------------------------------------------------------------------------------------
                                                                 (IN THOUSANDS)
BALANCE, DECEMBER 31, 1996...                $539     $--     $ 92,789   $  53,129   $ 2,500   $    --      $  (211)    $  8,930
Exercise of common stock
  options...................                                                                                                 171
Issuance of common stock.....                                                                                                201
Repurchase of common stock...                                                                                               (324)
Net income...................   $36,237                                     36,237
Translation adjustment.......      (448)                                                                       (448)
                               -----------
Comprehensive income.........   $35,789
                               =========== ------------------ ---------- ---------- --------- ----------- ------------- ------------
BALANCE, DECEMBER 31, 1997...                 539      --       92,789      89,366     2,500        --         (659)       8,978
Recapitalization, net........                (287)     46      231,326    (549,143)   (2,500)                              1,271
Issuance of common stock.....                                                                                             16,759
Repurchase of common stock...                                                 (707)                                       (1,427)
Exercise of common stock
  options....................                                      888
Forfeiture and repurchase of
  common stock options.......                                    1,780                                                    (4,075)
Net loss.....................   $(7,736)                                    (7,736)
Translation adjustment.......      (763)                                                                       (763)
                               -----------
Comprehensive income.........   $(8,499)
                               =========== ------------------ ---------- ---------- --------- ----------- ------------- ------------
BALANCE, DECEMBER 31, 1998...                 252      46      326,783    (468,220)       --        --       (1,422)      21,506
Issuance of common stock.....                 112              186,662
Termination of redemption
  rights.....................                  49               21,457                                                   (21,506)
Conversion of convertible
  notes......................                  17               29,574
Repurchase of common stock...                                                                   (4,756)
Exercise of common stock
  options....................                   3                1,421                             (34)
Net income ..................   $24,638                                     24,638
Translation adjustment.......       723                                                                         723
                               -----------
Comprehensive income.........   $25,361
                               =========== ------------------ ---------- ---------- --------- ----------- ------------- ------------
BALANCE, DECEMBER 31, 1999...                $433     $46     $565,897   $(443,582)  $    --   $(4,790)     $  (699)    $     --
                                           ================== ========== ========== ========= =========== ============= ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    YEAR ENDED DECEMBER 31
                                                                          --------------------------------------------
                                                                              1999           1998           1997
                                                                          -------------- -------------- --------------
                                                                                        (IN THOUSANDS)

OPERATING ACTIVITIES:
Net income (loss)...............................................            $ 24,638     $   (7,736)     $  36,237
Adjustments to reconcile net income (loss) to net cash provided
   (used) by operating activities:
   Extraordinary item, net of tax benefits......................              10,507             --             --
   Recapitalization costs.......................................                  --         40,500             --
   Depreciation and amortization................................              20,350         14,805         11,331
   Accretion of original issue and amortization of purchase
     discounts..................................................               4,441          6,300          4,856
   Amortization of debt issuance and interest rate cap costs ...               1,153          1,276            418
   Loss (gain) on sale of property, buildings and equipment.....                 314         (1,404)          (855)
   Deferred income taxes........................................              13,718          2,370          2,837
   Changes in assets and liabilities, excluding the effects of acquisitions:
     Sale of trade accounts receivable..........................              60,000        274,245             --
     Trade and other receivables................................             (66,725)       (23,644)       (32,641)
     Inventories................................................             (44,964)        (5,645)       (31,671)
     Prepaid expenses and other current assets..................               2,553         (2,151)        (1,120)
     Other assets...............................................                 417            191         (3,652)
     Accounts payable...........................................              41,788         (8,445)         9,690
     Accrued payroll and benefit costs..........................              (1,443)        (8,380)         1,594
     Other current and noncurrent liabilities...................                (391)        (5,428)        (9,001)
                                                                          -------------- -------------- --------------
         Net cash provided (used) by operating activities.......              66,356        276,854        (11,977)
INVESTING ACTIVITIES:
Capital expenditures............................................             (21,230)       (10,694)       (11,591)
Proceeds from the sale of property, buildings and equipment.....                 650          2,039          3,996
Receipts from (advances to) affiliate...........................               8,667         (1,461)            --
Acquisitions, net of cash acquired (NOTE 18)....................             (59,983)      (173,976)       (13,914)
                                                                          -------------- -------------- --------------
         Net cash used by investing activities..................             (71,896)      (184,092)       (21,509)
FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt........................             683,772      1,064,288        430,843
Repayments of long-term debt....................................            (858,072)      (797,555)      (389,613)
Debt issuance costs.............................................              (2,160)       (10,693)          (172)
Proceeds from issuance of common stock, net of offering
       costs, and exercise of options (NOTE 3)..................             187,482        332,795            372
Repurchase of common stock......................................              (4,756)      (657,956)          (324)
Recapitalization costs..........................................                  --        (28,974)            --
Proceeds from contributed capital...............................                  --          5,806             --
                                                                          -------------- -------------- --------------
         Net cash provided (used) by financing activities.......               6,266        (92,289)        41,106
                                                                          -------------- -------------- --------------
Net change in cash and cash equivalents.........................                 726            473          7,620
Cash and cash equivalents at the beginning of period............               8,093          7,620             --
                                                                          -------------- -------------- --------------
Cash and cash equivalents at the end of period..................            $  8,819     $    8,093      $   7,620
                                                                          ============== ============== ==============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION

    WESCO International, Inc. and its subsidiaries (collectively, "WESCO"), headquartered in Pittsburgh, Pennsylvania, is a full-line distributor of electrical supplies and equipment and is a provider of integrated supply procurement services. WESCO currently operates over 340 branch locations and five distribution centers in the United States, Canada, Mexico, Puerto Rico, Guam, the United Kingdom, the Balkans and Singapore.

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

    Asset Securitization

    WESCO accounts for the securitization of accounts receivable in accordance with Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." At the time the receivables are sold the balances are removed from the balance sheet. SFAS No. 125 also requires retained interests in the transferred assets to be measured by allocating the previous carrying amount between the assets sold and retained interests, if any, based on their relative fair values at the date of transfer.

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

    Intangible Assets

    Goodwill and other intangible assets arising from acquisitions are amortized on a straight-line basis over periods not exceeding 35 years. The carrying values of individual components of intangible assets are regularly reviewed by evaluating the estimated future undiscounted cash flows to determine recoverability of the assets. Any decrease in value is recognized on a current basis.

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

    Earnings Per Share

    Basic earnings per share are computed by dividing net income by the weighted average common shares outstanding during the respective periods. Diluted earnings per share are computed by dividing net income by the weighted average common shares and common share equivalents outstanding during the period. The dilutive effect of common share equivalents is considered in the diluted earnings per share computation using the treasury stock method.

    Foreign Currency Translation

    The local currency is the functional currency for all of WESCO's operations outside the United States. Assets and liabilities of these operations are translated to U.S. dollars at the exchange rate in effect at the end of each period. Income statement accounts are translated at the average exchange rate prevailing during the period. Translation adjustments arising from the use of differing exchange rates from period to period are included as a component of stockholders' equity. Gains and losses from foreign currency transactions are included in net income for the period.

    Treasury Stock

    Common stock purchased for treasury is recorded at cost. At the date of subsequent reissue, the treasury stock account is reduced by the cost of such stock on the weighted average cost basis.

    Financial Instruments

    Periodically, WESCO enters into interest rate cap, floor and collar agreements to mitigate the exposure that changes in interest rates have on variable-rate borrowings. If the requirements for hedge accounting are met, amounts paid or received under these agreements are recognized over the life of the agreements as adjustments to interest expense. Otherwise, the instruments are marked to market and the gains and losses from changes in the market value of the contracts are recorded in the current period. These financial instruments did not have a material impact on WESCO's consolidated financial statements for any of the three years ended December 31, 1999.

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

3.  INITIAL PUBLIC OFFERING

    On May 17, 1999, WESCO completed its initial public offering of 11,183,750 shares of common stock ("Offering") at $18.00 per share. In connection with the Offering, certain employee rights to require WESCO to repurchase outstanding redeemable common stock were terminated and approximately $31.5 million of convertible notes were converted into 1,747,228 shares of common stock. Proceeds from the Offering (after deducting Offering costs of $14.5 million) totaling $186.8 million and borrowings of approximately $65 million were used to redeem all of the 11 1/8% senior discount notes ($62.8 million) and to repay the existing revolving credit and term loan facilities ($188.8 million).

    In connection with the Offering, the Board of Directors approved a 57.8 to one stock split effected in the form of a stock dividend of WESCO's common stock. The Board of Directors also reclassified the Class A common stock into common stock, increased the authorized common stock to 210,000,000 shares and the authorized Class B common stock to 20,000,000 shares and authorized 20,000,000 shares of $.01 par value preferred stock, all effective May 11, 1999. In this report, all share and per share data have been restated to reflect the stock split.

4.  RECAPITALIZATION

    On June 5, 1998, WESCO repurchased and retired all of the common stock of WESCO held by Clayton, Dubilier & Rice ("CD&R") (48,163,584 shares), the former Westinghouse Electric Corporation ("Westinghouse") (11,560,000 shares), and certain other management and nonmanagement stockholders (2,138,484 shares). All shares were issued and repurchased at $10.75 per share for net consideration of approximately $653.5 million ("Equity Consideration"). In addition, WESCO repaid approximately $379.1 million of then outstanding indebtedness, and sold 29,604,351 shares of common stock to an investor group led by affiliates of the Cypress Group LLC ("Cypress") representing approximately 88.7% of WESCO at that time for an aggregate cash consideration of $318.1 million ("Cash Equity Contribution") (collectively, "Recapitalization"). Existing management retained approximately an 11.3% interest in WESCO immediately following the Recapitalization. WESCO funded the Equity Consideration and the repayment of indebtedness from proceeds of the Cash Equity Contribution, issuance of approximately $351 million of senior subordinated and senior discount notes, a $170 million credit facility and the sale of approximately $250 million of accounts receivable. Given the 11.3% retained ownership, the transaction was treated as a recapitalization for financial reporting purposes and, accordingly, the historical bases of WESCO's assets and liabilities were not affected.

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

5.  ACCOUNTS RECEIVABLE SECURITIZATION

    In June 1999, WESCO and certain of its subsidiaries terminated its previous accounts receivable securitization program and entered into a new $350 million accounts receivable securitization program ("Receivables Facility"). Under the Receivables Facility, WESCO sells, on a continuous basis, to WESCO Receivables Corporation, a wholly-owned, special purpose company ("SPC"), an undivided interest in all eligible accounts receivable. The SPC sells to a third-party conduit all the receivables while maintaining a subordinated interest, in the form of overcollateralization, in a portion of the receivables. WESCO has agreed to continue servicing the sold receivables for the financial institution at market rates; accordingly, no servicing asset or liability has been recorded.

    As of December 31, 1999 and 1998, securitized accounts receivable totaled $390.5 million and $360.1 million, respectively, of which the subordinated retained interest was $52.9 million and $84.1 million, respectively. Accordingly, $337.6 million and $276.0 million of accounts receivable balances were removed from the consolidated balance sheets at December 31, 1999 and 1998. Net proceeds from the transactions totaled $60.0 million and $274.2 million in 1999 and 1998, respectively. Costs associated with the Receivables Facility totaled $19.5 million and $10.1 million in 1999 and 1998, respectively. These amounts are recorded as other expenses in the consolidated statement of operations and are primarily related to the discount and loss on the sale of accounts receivables, partially offset by related servicing revenue.

6.  ACQUISITIONS

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

    The Bruckner purchase price at closing was $99.1 million, consisting of $72.5 million in cash and a non-interest bearing convertible note discounted to a value of $26.6 million for financial reporting purposes, resulting in goodwill of $88.0 million. In connection with the Offering, the note was converted into WESCO common stock.

    The Bruckner purchase agreement provided for certain post-closing adjustments, which were paid in December 1998 and totaled $6.0 million. The agreement also provides for additional contingent consideration, not to exceed $130 million, of which $30 million was paid in 1999. Additional contingent consideration, if any, is to be paid based on a multiple of increases in earnings before interest, taxes, depreciation and amortization of Bruckner with respect to calendar years 2000 through 2004. Up to 50% of the additional future contingent consideration, if any, may be converted at the election of the holder into common stock at the then market value.

    In January 1998, WESCO acquired the electrical distribution businesses of Avon Electric Supplies, Inc. and its affiliates ("Avon"). Net sales totaled approximately $85 million in 1997.

    The following unaudited pro forma information assumes that the Bruckner and Avon acquisitions had occurred at the beginning of each period presented. Adjustments to arrive at the pro forma information include, among others, those related to acquisition financing, amortization of goodwill and the related tax effects of such adjustments at an assumed rate of 39%.

                                                                  YEAR ENDED DECEMBER 31
                                                        --------------------------------------
                                                                  1998               1997
                                                        --------------------------------------
                                                                     (UNAUDITED)
                                                          (IN THOUSANDS, EXCEPT SHARE DATA)
Net sales.............................................       $3,205,333          $2,901,725
Net income (loss).....................................           (3,102)             41,551
Basic earnings (loss) per share.......................            (0.07)               0.61
Diluted earnings (loss) per share.....................            (0.07)               0.52

    The pro forma financial information does not purport to present what WESCO's results of operations would have been if the Bruckner and Avon acquisitions had actually occurred at the beginning of each period presented, or to project WESCO's results of operations for any future period.

    In addition to the Bruckner and Avon acquisitions, WESCO acquired four other distributors in 1998, the largest of which were Brown Wholesale Electric Company (acquired January 1998) and Reily Electric Supply, Inc. (acquired May 1998). In 1999 and 1997, WESCO acquired four and two electrical distributors, respectively. A summary of certain information with respect to all acquisitions follows:

                                                                                       YEAR ENDED DECEMBER 31
                                                                              ------------------------------------------
                                                                                  1999          1998           1997
                                                                              ------------- -------------- -------------
                                                                                           (IN THOUSANDS)
Aggregate purchase price, including contingent consideration.............        $40,076      $250,218        $16,164
Recorded goodwill........................................................         25,455       162,743          5,913

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

7.  CONCENTRATIONS OF CREDIT RISK AND SIGNIFICANT SUPPLIERS

    WESCO distributes its products and services and extends credit to a large number of customers in the industrial, construction, utility and manufactured structures markets. In addition, one supplier accounted for approximately 13%, 15% and 18% of WESCO's purchases for each of the three years, 1999, 1998 and 1997, respectively.

8.  PROPERTY, BUILDINGS AND EQUIPMENT

    The following table sets forth the components of property, buildings and equipment:

                                                                                  DECEMBER 31
                                                                            -----------------------
                                                                               1999         1998
                                                                            -----------------------
                                                                                 (IN THOUSANDS)
Land......................................................................  $ 19,210      $ 17,613
Buildings and leasehold improvements......................................    59,485        59,619
Furniture, fixtures and equipment.........................................    51,680        43,734
Software costs............................................................    14,409         7,866
                                                                            -----------------------
                                                                             144,784       128,832
Accumulated depreciation and amortization.................................   (42,714)      (32,738)
                                                                            -----------------------
                                                                             102,070        96,094
Construction in progress..................................................    14,568        13,537
                                                                            -----------------------
                                                                            $116,638      $109,631
                                                                            =======================

9.  LONG TERM DEBT

     The following table sets forth WESCO's outstanding indebtedness:

                                                                                 DECEMBER 31
                                                                            -----------------------
                                                                              1999         1998
                                                                            -----------------------
                                                                               (IN THOUSANDS)
Revolving credit facility.................................................  $132,033     $     --
Senior subordinated notes (1).............................................   290,342      289,194
Term loans................................................................        --      169,500
Prior revolving facility..................................................        --       42,450
Senior discount notes (2).................................................        --       52,071
Other.....................................................................     3,995       42,615
                                                                            -----------------------
                                                                             426,370      595,830
Less current portion......................................................    (3,831)     (16,592)
                                                                            -----------------------
                                                                            $422,539     $579,238
                                                                            =======================

---------------------
(1) Net of original issue discount of $820 and $918 and purchase discount of $8,838 and $9,888, respectively.
(2)  Net of original issue discount of $33,266 and purchase discount of $1,664.

    During the second quarter of 1999, WESCO completed the Offering and refinanced the majority of its long-term debt facilities. The proceeds of the Offering of $186.8 million and additional borrowings of $65 million were used to redeem all of the 11 1/8% senior discount notes of $62.8 million and repay the existing revolving credit and term loan facilities of $188.8 million. In conjunction with these transactions and the termination of its previous accounts receivable securitization program (see Note 5), approximately $8.9 million of deferred financing and other related charges were written off and redemption costs of $8.3 million were incurred which resulted in an extraordinary loss of $10.5 million, net of income tax benefits of $6.7 million. Additionally, $31.5 million of convertible notes were converted into 1,747,228 shares of WESCO common stock.

    The term loans and previous revolving credit facility borrowings were made pursuant to a credit agreement entered into by WESCO Distribution, Inc., a wholly-owned subsidiary of WESCO and certain financial institutions. This credit agreement provided for term loan facilities in an aggregate principal amount of $270 million and a $100 million revolving credit facility. This facility provided variable-rate borrowings equal to market indices plus applicable borrowing margins.

    The senior discount notes with an aggregate principal amount of $87 million and a stated rate of 11 1/8% were issued with an original issue discount ("OID") of $36.5 million that was being accreted over the period ending June 1, 2003.

    Revolving Credit Facility

    In June 1999, WESCO Distribution, Inc. entered into a $400 million revolving credit facility with certain financial institutions. The revolving credit facility, which matures in June 2004, consists of up to $365 million of revolving loans denominated in U.S. dollars and a Canadian sublimit totaling $35 million. Borrowings under the revolving credit facility are collateralized by substantially all the assets, excluding real property, of WESCO Distribution, Inc. and are guaranteed by WESCO International, Inc. and certain subsidiaries.

    Borrowings bear rates of interest equal to various indices, at WESCO's option, such as LIBOR, Prime Rate or the Federal Funds Rate, plus a borrowing margin based on WESCO's financial performance. At December 31, 1999, the interest rate on revolving credit facility borrowings was 7.4%. A commitment fee of 30 to 50 basis points per year is due on unused portions of the revolving credit facility.

     At December 31, 1999, WESCO had three interest rate cap and two interest rate collar agreements with aggregate notional amounts of $125 million that expire in February 2000. The aggregate cost of these agreements of $0.2 million is being amortized to interest expense on a straight-line basis over the period of the agreements. The agreements effectively provide a ceiling for LIBOR at 7.0% and, with respect to $50 million notional value of interest rate collars, a floor of 4.5%. The market value of the interest rate caps and collars approximated the carrying value at December 31, 1999.

    Senior Subordinated Notes

    The senior subordinated notes in an aggregate principal amount of $300 million were issued by WESCO Distribution, Inc. The notes are unsecured obligations and are fully and unconditionally guaranteed by WESCO International, Inc. The senior subordinated notes bear interest at 9 1/8% payable semiannually on June 1 and December 1 through June 1, 2008. The senior subordinated notes are redeemable by WESCO Distribution, Inc. at any time prior to June 1, 2001, up to a maximum of 35% of the original aggregate principal amount of the senior subordinated notes, with proceeds of an equity offering at a redemption price equal to 109.125% of the principal amount provided plus accrued and unpaid interest.

     In addition, the senior subordinated notes are redeemable at the option of WESCO Distribution, Inc. in whole or in part, at any time after June 1, 2003 at the following prices:

                                                                           Redemption Price
                                                                           ----------------
       2003.......................................................             104.563%
       2004.......................................................             103.042
       2005.......................................................             101.521
       2006 and thereafter........................................             100.000

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

    Other

     At December 31, 1999 and 1998, other borrowings primarily consisted of notes issued to sellers in connection with acquisitions, of which $31.5 million was converted into WESCO common stock in connection with the Offering.

    The following table sets forth the aggregate principal repayment requirements for all indebtedness for the next five years:

                                                                          (IN THOUSANDS)
                                                                      ----------------------
       2000.......................................................          $  3,831
       2001.......................................................                30
       2002.......................................................                30
       2003.......................................................                30
       2004.......................................................           132,063

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

    WESCO is permitted to pay dividends under certain limited circumstances. At December 31, 1999 and 1998, no retained earnings were available for dividend payments.

    Based on current market interest rates and discounted cash flow analyses, the fair value of WESCO's long-term debt approximates its carrying value at December 31, 1999, with the exception of the senior subordinated notes. At December 31, 1999, the carrying amount of the senior subordinated notes was $290.3 million compared to an approximate fair value of $280.5 million. Fair value of the senior subordinated notes was derived from quoted market prices.

    WESCO had $4.2 million and $4.5 million of outstanding letters of credit at December 31, 1999 and 1998, respectively. These letters of credit are used as collateral for performance and bid bonds. The fair value of the letters of credit approximates the contract value.

10. CAPITAL STOCK

    Preferred Stock

    There are 20,000,000 shares of preferred stock authorized at a par value of $.01 per share. The Board of Directors has the authority, without further action by the stockholders, to issue all authorized preferred shares in one or more series and to fix the number of shares, designations, voting powers, preferences, optional and other special rights and the restrictions or qualifications thereof. The rights, preferences, privileges and powers of each series of preferred stock may differ with respect to dividend rates, liquidation values, voting rights, conversion rights, redemption provisions and other matters.

    Common Stock

    There are 210,000,000 shares of common stock and 20,000,000 shares of Class B common stock authorized at a par value of $.01 per share. The Class B common stock is identical to the common stock, except for voting and conversion rights. The holders of Class B common stock have no voting rights. With certain exceptions, Class B common stock may be converted, at the option of the holder, into the same number of shares of common stock.

    Redeemable Common Stock

    Prior to the Offering, certain employees and key management of WESCO held common stock and options that required WESCO to repurchase, under certain conditions, death, disability or termination without cause during the term of employment, all of the shares and the exercisable portion of the options held. In connection with these redemption features, WESCO had classified outside of permanent equity, an amount representing the initial fair value of the redeemable shares. These shares and exercisable options were not marked to market since the events of redemption were considered remote. This repurchase right terminated upon the consummation of the Offering and as a result, the redeemable shares were reclassified to stockholders' equity.

    The following table sets forth capital stock share activity:

                                                                                 CLASS B            REDEEMABLE
                                         COMMON STOCK       TREASURY STOCK    COMMON STOCK         COMMON STOCK
                                       ----------------------------------------------------------------------------
December 31, 1996..................        53,943,584                --                --           5,091,140
Options exercised..................                --                --                --              99,069
Shares issued......................                --                --                --              46,240
Shares repurchased.................                --                --                --             (74,562)
                                       ----------------------------------------------------------------------------
December 31, 1997..................        53,943,584                --                --           5,161,887
Recapitalization, net..............       (28,816,421)               --         4,653,131          (1,621,059)
Shares issued......................                --                --                --           1,559,675
Shares repurchased.................                --                --                --            (556,961)
Options exercised..................            82,654                --                --             358,360
                                       ----------------------------------------------------------------------------
December 31, 1998..................        25,209,817                --         4,653,131           4,901,902
Shares issued......................        11,183,750                --                --                  --
Termination of redemption rights            4,901,902                --                --          (4,901,902)
Conversion of convertible notes....         1,747,228                --                --                  --
Treasury shares purchased..........                --          (632,700)               --                  --
Options exercised..................           248,622            (4,559)               --                  --
                                       ----------------------------------------------------------------------------
December 31, 1999..................        43,291,319          (637,259)        4,653,131                  --
                                       ============================================================================

    In November 1999, WESCO's Board of Directors authorized a stock repurchase program to purchase up to $25 million of WESCO common stock. WESCO's common stock may be purchased at management's discretion, from time to time, in open market transactions and the program may be discontinued at any time. As of December 31, 1999, WESCO had purchased 632,700 shares for approximately $4.8 million under this program.

11. INCOME TAXES

    The following table sets forth the components of the provision for income taxes before extraordinary items:

                                                                                  YEAR ENDED DECEMBER 31
                                                                          ----------------------------------------
                                                                              1999         1998          1997
                                                                          ----------------------------------------
                                                                                      (IN THOUSANDS)
Current taxes:
   Federal...........................................................       $ 8,850        $4,843      $16,689
   State.............................................................          (311)        1,229        3,067
   Foreign...........................................................         1,076            77        1,117
                                                                          ----------------------------------------
     Total current...................................................         9,615         6,149       20,873
Deferred taxes:
   Federal...........................................................        10,767         1,926        2,727
   State.............................................................         2,779           431         (183)
   Foreign...........................................................           172            13          293
                                                                          ----------------------------------------
     Total deferred..................................................        13,718         2,370        2,837
                                                                          ----------------------------------------
                                                                            $23,333        $8,519      $23,710
                                                                          ========================================

    The following table sets forth the components of income before income taxes and extraordinary item by jurisdiction:

                                                                                 YEAR ENDED DECEMBER 31
                                                                         ----------------------------------------
                                                                            1999          1998          1997
                                                                         ----------------------------------------
                                                                                     (IN THOUSANDS)

United States......................................................        $54,070         $ 71       $56,741
Foreign............................................................          4,408          712         3,206
                                                                         ----------------------------------------
                                                                           $58,478         $783       $59,947
                                                                         ========================================


    The following table sets forth the reconciliation between the federal statutory income tax rate and the effective rate:

                                                                                 YEAR ENDED DECEMBER 31
                                                                         ---------------------------------------
                                                                             1999         1998          1997
                                                                         ---------------------------------------
Federal statutory rate.................................................      35.0%        35.0%         35.0%
State taxes, net of federal tax benefit................................       2.7        137.8           3.3
Nondeductible expenses.................................................       2.9        206.2           2.6
Recapitalization costs.................................................        --        657.8            --
Foreign taxes..........................................................      (0.3)       (51.1)          0.3
Other(1)...............................................................      (0.4)       102.3          (1.6)
                                                                         ---------------------------------------
                                                                             39.9%     1,088.0%         39.6%
                                                                         =======================================

---------------------
(1) Includes the impact of adjustments for certain tax liabilities and the effect of differences between the recorded provision and the final filed tax return for the prior year.

    The following table sets forth deferred tax assets and liabilities:

                                                                                              DECEMBER 31
                                                                                       -------------------------
                                                                                          1999          1998
                                                                                       -------------------------
                                                                                            (IN THOUSANDS)
Accounts receivable................................................................    $  5,185      $  6,330
Inventory..........................................................................       5,591         5,325
Other..............................................................................         804         4,562
                                                                                       -------------------------

     Deferred tax assets...........................................................      11,580        16,217
                                                                                       -------------------------

Intangibles........................................................................     (11,874)       (4,792)
Property, buildings and equipment..................................................      (6,203)       (4,173)
Other..............................................................................      (8,583)       (9,867)
                                                                                       -------------------------
     Deferred tax liabilities......................................................     (26,660)      (18,832)
                                                                                       -------------------------
                                                                                       $(15,080)     $ (2,615)
                                                                                       =========================

12. PER SHARE

    The following table sets forth the details of basic and diluted earnings per share:

                                                                                 YEAR ENDED DECEMBER 31
                                                                   ---------------------------------------------------
                                                                            1999             1998              1997
                                                                   ---------------------------------------------------
                                                                       (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
Income (loss) before extraordinary item................                  $35,145          $(7,736)          $36,237
Interest on convertible debt...........................                      595               --               125
                                                                   ---------------------------------------------------
Earnings (loss) used in diluted earnings (loss) per share.....           $35,740          $(7,736)          $36,362
Weighted average common shares outstanding used in
   computing basic earnings (loss) per share...........               43,057,894       45,051,632        59,030,100
Common shares issuable upon exercise of dilutive stock
   options ............................................                3,516,733               --         7,267,136
Assumed conversion of convertible debt.................                  949,912               --           381,827
                                                                   ---------------------------------------------------
Weighted average common shares outstanding and common
   share equivalents used in computing diluted
   earnings (loss) per share...........................               47,524,539       45,051,632        66,679,063
                                                                   ===================================================
Earnings (loss) per share before extraordinary item
   Basic...............................................                    $0.82           $(0.17)            $0.61
   Diluted.............................................                     0.75            (0.17)             0.55

    Interest on convertible debt of $1.3 million and common share equivalents outstanding in 1998 of 6,630,180 were anti-dilutive and, accordingly, were not considered in the computation of diluted loss per share for the year ended December 31, 1998.

13. EMPLOYEE BENEFIT PLANS

    A majority of WESCO's employees are covered by defined contribution retirement savings plans for their service rendered subsequent to WESCO's formation. Westinghouse retained certain retiree pension and health benefits for service rendered prior to the formation. U.S. employee contributions of not more than 6% of eligible compensation are matched 50% by WESCO. WESCO's contributions for Canadian employees range from 1% to 6% of eligible compensation based on years of service.

    In addition, employer contributions may be made at the discretion of the Board of Directors and can be based on WESCO's current year performance. Employees are credited for service with Westinghouse in determining the vesting of WESCO's contributions. For the years ended December 31, 1999, 1998 and 1997, WESCO contributed $6.0 million, $14.1 million and $12.5 million, respectively, which was charged to expense.

14. STOCK INCENTIVE PLANS

    Stock Purchase Plans

    In connection with the Recapitalization, WESCO established a stock purchase plan ("1998 Stock Purchase Plan") under which certain employees may be granted an opportunity to purchase WESCO's common stock. The maximum number of shares available for purchase may not exceed 427,720. The purchase price per share is determined by the Board of Directors to represent fair market value, as defined by the Stock Subscription Agreement. During 1998, 291,890 shares were issued at a weighted average share price of $10.75. There were no shares issued under this plan in 1999.

     In 1994, WESCO established a stock purchase plan ("1994 Stock Purchase Plan") under which certain employees were granted an opportunity to purchase WESCO's common stock. Future purchases of shares under the 1994 Stock Purchase Plan were terminated in conjunction with the establishment of the 1998 Stock Purchase Plan. During 1998 and 1997, 132,478 and 46,240 shares were issued at a weighted average share price of $10.75 and $4.34, respectively.

    Other Stock Purchases

    In addition, certain key management employees of WESCO, nonemployee directors and other investors may be granted an opportunity to purchase WESCO's common stock. The purchase price per share is determined by the Board of Directors to represent the fair market value, as defined by the Stock Subscription Agreement. At December 31, 1998, and 1999, 4,265,178 shares had been purchased. During 1998, 1,135,308 shares were purchased at a weighted average share price of $10.75. There were no shares purchased in 1999 or 1997.

    Stock Option Plans

    WESCO has sponsored four stock option plans, the 1999 Long-Term Incentive Plan ("LTIP"), the 1998 Stock Option Plan, the Stock Option Plan for Branch Employees and the 1994 Stock Option Plan. The LTIP was designed to be the successor plan to all prior plans. Outstanding options under prior plans will continue to be governed by their existing terms, which are substantially similar to the LTIP. Any remaining shares reserved for future issuance under the prior plans are available for issuance under the LTIP.

    An initial reserve of 6,936,000 shares of common stock has been authorized for issuance under the LTIP. This reserve automatically increases by (i) the number of shares of common stock covered by unexercised options granted under prior plans that are canceled or terminated after the effective date of the LTIP and (ii) the number of shares of common stock surrendered by employees to pay the exercise price and/or minimum withholding taxes in connection with the exercise of stock options granted under our prior plans.

    The Compensation Committee of the Board of Directors will administer the LTIP. The exercise price per share is determined by the Compensation Committee to represent the fair market value, as defined by the LTIP. Should the exercise price of the option be less than the fair market value of the stock at the grant date, such excess will be recorded as compensation expense in the consolidated statements of operations.

    Options granted vest and become exercisable over periods ranging from four to five years or earlier based on WESCO achieving certain financial performance criteria. All options vest immediately in the event of a change in control. Each option terminates on the tenth anniversary of its grant date unless terminated sooner under certain conditions.

    In connection with the Recapitalization, all options granted under the 1994 Stock Option Plan became fully vested.

    The following sets forth shares of common stock reserved for future issuance at December 31, 1999:

Stock Purchase Plan...................................................  135,830
LTIP..................................................................8,601,881

    The following table sets forth a summary of stock option activity and related information for the years indicated:

                                                1999                       1998                        1997
                                      --------------------------------------------------------------------------------
                                                     WEIGHTED                   WEIGHTED                   WEIGHTED
                                                      AVERAGE                    AVERAGE                    AVERAGE
                                                     EXERCISE                   EXERCISE                   EXERCISE
                                         OPTIONS       PRICE       OPTIONS        PRICE       OPTIONS        PRICE
                                      --------------------------------------------------------------------------------
Beginning of year...................   9,527,290       $ 5.34     6,926,983       $2.20      5,713,067        $1.85
Granted (1).......................        14,675        18.00     4,121,140        9.76      1,510,892         3.42
Exercised..........................     (248,622)        2.31    (1,134,383)       2.68        (99,069)        1.73
Canceled..........................       (38,573)        3.38      (386,450)       3.83       (197,907)        1.77
                                      -----------               ------------                 ----------
End of year.........................   9,254,770         5.44     9,527,290        5.34      6,926,983         2.20
                                      ===========               ============                 ==========

Exercisable at end of year..........   6,193,150        $3.33     5,133,912       $2.05      1,956,414        $1.78

---------------------
(1) Options granted in 1998 include 635,800 options that were issued at a discount, resulting in approximately $4.1 million of compensation expense. Of these options, 358,360 were subsequently exercised. The remaining 277,440 were canceled and the associated costs were classified as additional capital.

    The following table sets forth exercise prices for options outstanding as of December 31, 1999:

                                                                         WEIGHTED AVERAGE
               EXERCISE PRICE                 OPTIONS               REMAINING CONTRACTUAL LIFE
          ------------------------------------------------------------------------------------------
                   $1.73                    3,488,171                          4.6
                    1.98                      718,512                          6.0
                    3.38                    1,487,960                          7.0
                    4.34                       82,654                          8.3
                   10.75                    3,462,798                          8.6
                   18.00                       14,675                          9.6
                                          -----------
                                            9,254,770

    In connection with the implementation of SFAS No. 123, "Accounting for Stock-Based Compensation," WESCO has elected to continue to account for stock-based compensation arrangements under the provisions of Accounting Principles Board (APB) Opinion No. 25.

    If compensation costs had been determined based on the fair value at the grant dates according to SFAS No. 123, WESCO's net income and earnings per share would have been as follows:

                                                                                    YEAR ENDED DECEMBER 31
                                                                           ------------------------------------------
                                                                                 1999          1998          1997
                                                                           ------------------------------------------
                                                                               (IN THOUSANDS, EXCEPT SHARE DATA)
Net income (loss)
  As reported.........................................................        $24,638       $(7,736)      $36,237
  Pro forma...........................................................         22,912        (8,629)       36,144
Basic earnings (loss) per share
  As reported.........................................................          $0.57        $(0.17)        $0.61
  Pro forma...........................................................           0.53         (0.19)         0.61
Diluted earnings (loss) per share
  As reported.........................................................          $0.53        $(0.17)        $0.55
  Pro forma...........................................................           0.49         (0.19)         0.54

    The weighted average fair value per option granted was $8.00, $3.86 and $0.58, for the years ended December 31, 1999, 1998 and 1997, respectively.

    For purposes of presenting pro forma results, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and the following assumptions:

                                                                      YEAR ENDED DECEMBER 31
                                                               -------------------------------------
                                                                  1999         1998        1997
                                                               -------------------------------------
Risk-free interest rate.......................................      6.0%         5.0%        6.5%
Expected life (years).........................................      7            7           7
Stock price volatility........................................     30.0%          --          --


15. RELATED PARTIES

    Prior to the Recapitalization, Westinghouse was considered a related party. A summary of purchases from and sales to Westinghouse follows:

                                                                          YEAR ENDED DECEMBER 31
                                                                        --------------------------
                                                                            1998        1997
                                                                        --------------------------
                                                                            (IN THOUSANDS)
Purchases from Westinghouse............................................    $2,765     $15,498
Sales to Westinghouse.......................................... .......       727      21,666

    In connection with WESCO's formation, WESCO granted Westinghouse an option to purchase 5,780,000 shares of common stock at $1.73 per share. The fair value of this option of $2.5 million was included in the consolidated balance sheets as common stock to be issued under option. This option was exercised and the associated shares were repurchased in connection with the Recapitalization.

    In connection with the Recapitalization, WESCO paid Cypress $9.5 million related to transaction fees and WESCO received from CD&R $5.8 million as contributed capital. Prior to the Recapitalization, WESCO paid CD&R an annual financial advisory and management fee of $0.4 million.

16. COMMITMENTS AND CONTINGENCIES

    Future minimum rental payments required under operating leases, primarily for real property that have noncancelable lease terms in excess of one year as of December 31, 1999, are as follows:

                                                                (IN THOUSANDS)
                                                              ------------------
2000......................................................          $20,716
2001......................................................           17,554
2002......................................................           12,805
2003......................................................            7,893
2004......................................................            5,593
Thereafter................................................            9,358

    Rental expense for the years ended December 31, 1999, 1998 and 1997, was $33.3 million, $29.1 million and $26.4 million, respectively.

    WESCO has litigation arising from time to time in the normal course of business. In management's opinion, any present litigation WESCO is aware of will not materially affect WESCO's consolidated financial position, results of operations or cash flows.

    Westinghouse agreed to indemnify WESCO for certain environmental liabilities that existed at the time of WESCO's formation. WESCO has made a claim under this indemnity amounting to $1.5 million. The ultimate resolution of this environmental compliance issue is not expected to materially impact WESCO's consolidated financial position, results of operations or cash flows.

    At December 31, 1999, WESCO has guaranteed $4.4 million of loans to certain stockholders.

17. SEGMENTS AND RELATED INFORMATION

    WESCO is engaged principally in one line of business -- the sale of electrical products and maintenance repair and operating supplies -- which represents more than 90% of the consolidated net sales, income from operations and assets, for 1999, 1998 and 1997. There were no material amounts of sales or transfers among geographic areas and no material amounts of export sales.

    The following table sets forth information about WESCO by geographic area:

                                                     NET SALES                                 LONG-LIVED ASSETS
                                              YEAR ENDED DECEMBER 31                              DECEMBER 31
                                       --------------------------------------       ----------------------------------------
                                          1999         1998         1997                1999          1998         1997
                                       --------------------------------------       ----------------------------------------
                                                   (IN THOUSANDS)                                (IN THOUSANDS)
United States....................      $3,056,391  $2,713,213    $2,292,121          $357,696      $344,481      $161,250
Canada...........................         287,972     272,463       280,812            11,157        10,483        11,962
Other Foreign....................          75,750      39,763        21,886             1,881         1,889           810
                                       --------------------------------------       ----------------------------------------
                                       $3,420,113  $3,025,439    $2,594,819          $370,734      $356,853      $174,022
                                       ======================================       ========================================


18. SUPPLEMENTAL CASH FLOW INFORMATION

    The following table sets forth supplemental cash flow information:

                                                                                   YEAR ENDED DECEMBER 31
                                                                          ------------------------------------------
                                                                              1999          1998           1997
                                                                          ------------------------------------------
                                                                                       (IN THOUSANDS)

Details of acquisitions:
   Fair value of assets acquired.....................................        $47,425      $307,056        $21,498
   Deferred acquisition payment......................................         30,000            --             --
   Liabilities assumed...............................................         (7,349)      (56,838)        (5,334)
   Notes issued to seller............................................         (1,500)      (46,242)        (2,250)
   Deferred acquisition payable......................................         (8,593)      (30,000)            --
                                                                          ------------------------------------------
   Cash paid for acquisitions........................................        $59,983      $173,976        $13,914
                                                                          ==========================================

Cash paid for interest...............................................        $42,817      $ 35,093        $15,377
Cash paid for income taxes...........................................          5,249         9,470         27,523

    Noncash financing activities not reflected in the consolidated statement of cash flows for 1999 consisted of the conversion of $31.5 million of notes payable to common stock. Noncash investing and financing activities not reflected in the consolidated statement of cash flows for 1998 consisted of the $5.8 million use of restricted cash to reduce long-term debt, $5.2 million of capital expenditures included in accounts payable and the conversion of $1.6 million of notes payable to redeemable common stock.

19. OTHER FINANCIAL INFORMATION

    In June 1998, WESCO Distribution, Inc. issued $300 million of 9 1/8% senior subordinated notes. The senior subordinated notes are fully and unconditionally guaranteed by WESCO International, Inc. on a subordinated basis to all existing and future senior indebtedness of WESCO International, Inc. Summarized financial information for WESCO Distribution, Inc. is as follows:

BALANCE SHEET DATA

                                                                                 DECEMBER 31
                                                                        -------------------------------
                                                                              1999            1998
                                                                        -------------------------------
                                                                                (IN THOUSANDS)
Current assets.......................................................      $653,801        $582,071
Noncurrent assets....................................................       374,992         368,451
Current liabilities..................................................       454,785         466,467
Long-term debt.......................................................       422,539         527,167
Other noncurrent liabilities.........................................        34,164          25,872
Total liabilities and stockholders' equity...........................     1,028,793         950,522


STATEMENT OF OPERATIONS DATA

                                                                           YEAR ENDED DECEMBER 31
                                                                       --------------------------------
                                                                            1999             1998
                                                                       --------------------------------
                                                                               (IN THOUSANDS)
Net sales............................................................   $3,420,113       $3,025,439
Gross profit.........................................................      612,873          537,659
Income from operations...............................................      124,993           56,026
Net income (loss)....................................................       27,040           (4,377)

    Prior to the June 1998 issuance of the senior discount notes, WESCO Distribution, Inc. financial information was identical to that of WESCO's presented herein.

20. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

    The following table sets forth selected quarterly financial data for the years ended December 31, 1999 and 1998.

                                                               FIRST           SECOND         THIRD         FOURTH
                                                              QUARTER      QUARTER(1),(2)    QUARTER        QUARTER
                                                            ---------------------------------------------------------
                                                                       (IN THOUSANDS, EXCEPT SHARE DATA)
1999
Net sales............................................         $777,415      $864,151       $903,216      $875,331
Gross profit.........................................          138,793       157,001        156,356       160,723
Income from operations...............................           23,914        36,527         38,240        26,312
Income before income taxes and extraordinary item...             4,841        19,262         22,865        11,510
Income before extraordinary item.....................            2,917        11,548         13,757         6,923
Net income ..........................................            2,917         1,041         13,757         6,923
Basic earnings per share before extraordinary item...             0.08          0.28           0.29          0.14
Diluted earnings per share before extraordinary
   item..............................................             0.08          0.25           0.27          0.14
Basic earnings per share.............................             0.08          0.03           0.29          0.14
Diluted earnings per share...........................             0.08          0.03           0.27          0.14

1998
Net sales............................................         $693,448      $748,307       $777,701      $805,983
Gross profit.........................................          126,694       133,292        137,854       139,819
Income (loss) from operations........................           20,174       (23,423)        28,306        30,969
Income (loss) before income taxes....................           13,972       (36,271)        11,513        11,569
Net income (loss)....................................            8,523       (18,129)        26,438       (24,568)
Basic earnings (loss) per share......................             0.14         (0.35)          0.77         (0.71)
Diluted earnings (loss) per share....................             0.13         (0.35)          0.65         (0.71)

---------------------
(1) The second quarter of 1999 includes an extraordinary charge of $10.5 million, net of tax, in connection with the early extinguishment of certain debt and refinancing of its credit agreement (see Note 9).

(2) The second quarter of 1998 includes a one-time charge of $51.8 million related to the Recapitalization (see Note 4).

REPORT OF INDEPENDENT ACCOUNTANTS
ON FINANCIAL STATEMENT SCHEDULE

To the Stockholders and Board of Directors of WESCO
    International, Inc.:

Our audits of the consolidated financial statements referred to in our report dated February 10, 2000, appearing on page 26 of the 1999 Annual Report on Form 10-K of WESCO International, Inc. also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                                 /s/ PricewaterhouseCoopers LLP

600 Grant Street
Pittsburgh, Pennsylvania
February 10, 2000

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

COL. A                                     COL. B          COL. C          COL. D          COL. E          COL. F
----------------------------------------------------------------------------------------------------------------------
                                                                 ADDITIONS
                                                       -------------------------------
                                         BALANCE AT                      CHARGED TO                      BALANCE AT
                                         BEGINNING       CHARGED TO        OTHER                           END OF
                                         OF PERIOD        EXPENSE         ACCOUNTS       DEDUCTIONS        PERIOD
                                       --------------- --------------- --------------- --------------- ---------------
Allowance for doubtful accounts:
   Year ended December 31, 1999....         8,082           2,465             604 a        (4,128)          7,023
   Year ended December 31, 1998....        10,814           2,325           3,423 a        (8,480) b        8,082
   Year ended December 31, 1997....        10,075           3,274             594          (3,129)         10,814

---------------------
a Represents allowance for doubtful accounts in connection with certain acquisitions.

b Includes $3,464 which represents a reduction in the allowance for doubtful accounts related to the sale of receivables at fair market value in connection with the Receivables Facility.

                                INDEX TO EXHIBITS

    The registrant hereby agrees to furnish supplementally to the Commission, upon request, a copy of any omitted schedule to any of the agreements contained herein.

                                                                                            PRIOR FILING OR
EXHIBIT NO.     DESCRIPTION OF EXHIBIT                                                  SEQUENTIAL PAGE NUMBER
-------------- ------------------------------------------------------------------- ----------------------------------
    2.1        Recapitalization Agreement dated as of March 27, 1998 among           Incorporated by reference
               Thor Acquisitions L.L.C., WESCO International, Inc. (formerly         to WESCO's Exhibit 2.1 to
               known as CDW Holding Corporation, "WESCO") and certain                the Registration Statement
               securityholders of WESCO.                                             on Form S-4 (No. 333-43225)
                                                                                     (the "Form S-4")
    2.2        Purchase Agreement dated May 29, 1998 among WESCO, WESCO              Incorporated by reference
               Distribution, Inc. ("WESCO Distribution"), Chase Securities           to Exhibit 2.2 to the Form S-4
    2.3        Asset Purchase Agreement among Bruckner Supply Company, Inc.          Incorporated by reference
               and WESCO Distribution dated September 11, 1998, previously           to Exhibit 2.01 to the
               filed.                                                                Current Report on Form 8-K
                                                                                     dated September 11, 1998
    3.1        Amended and Restated Certificate of Incorporation of WESCO.           Incorporated by reference
                                                                                     to Exhibit 3.2 to the Form
                                                                                     S-1 (No. 333-73299) (the
                                                                                     "Form S-1")
    3.2        By-Laws of WESCO.                                                     Incorporated by reference
                                                                                     to Exhibit 3.3 to the
                                                                                     Registration Statement on
                                                                                     Form S-1
    4.1        Indenture dated as of June 5, 1998 among WESCO, WESCO                 Incorporated by reference
               Distribution and Bank One, N.A.                                       to Exhibit 4.1 to the Form S-4
    4.2        Form of 9-1/8% Senior Subordinated Note Due 2008, Series A            Incorporated by reference
               (included in Exhibit 4.3).                                            to Exhibit 4.2 to the Form S-4
    4.3        Form of 9-1/8% Senior Subordinated Note Due 2008, Series B            Incorporated by reference
               (included in Exhibit 4.3).                                            to Exhibit 4.3 to the Form S-4
    4.4        Exchange and Registration Rights Agreement dated as of June 5,        Incorporated by reference
               1998 among the Company, WESCO and The Initial Purchasers.             to Exhibit 4.4 to the Form S-4
    4.8        Exchange and Registration Rights Agreement dated as of June 5,        Incorporated by reference
               1998 among WESCO and the Initial Purchasers.                          to Exhibit 4.8 to the Form S-4
   10.1        CDW Holding Corporation Stock Purchase Plan.                          Incorporated by reference
                                                                                     to Exhibit 10.1 to the Form S-4
   10.2        Form of Stock Subscription Agreement.                                 Incorporated by reference
                                                                                     to Exhibit 10.2 to the Form S-4
   10.3        CDW Holding Corporation Stock Option Plan.                            Incorporated by reference
                                                                                     to Exhibit 10.3 to the Form S-4
   10.4        Form of Stock Option Agreement.                                       Incorporated by reference
                                                                                     to Exhibit 10.4 to the Form S-4
   10.5        CDW Holding Corporation Stock Option Plan for Branch Employees.       Incorporated by reference
                                                                                     to Exhibit 10.5 to the Form S-4
   10.6        Form of Branch Stock Option Agreement.                                Incorporated by reference
                                                                                     to Exhibit 10.6 to the Form S-4
   10.7        Non-Competition Agreement dated as of February 28, 1996,              Incorporated by reference
               between Westinghouse, WESCO and WESCO Distribution.                   to Exhibit 10.8 to the Form S-4
   10.8        Lease dated May 24, 1995 as amended by Amendment One dated June
               Incorporated by reference 1995 and by Amendment Two dated
               December 24, 1995 by and to Exhibit 10.10 to the between WESCO
               Distribution as Tenant and Opal Investors, L.P. Form S-4 and
               Mural GEM Investors as Landlord.
   10.9        Lease dated April 1, 1992 as renewed by Letter of Notice of           Incorporated by reference
               Intent to Renew dated December 13, 1996 by and between the            to Exhibit 10.11 to the Form S-4
               Company successor in interest to Westinghouse Electric
               Corporation as Tenant and Utah State Retirement Fund as
               Landlord.

                                                                                            PRIOR FILING OR
EXHIBIT NO.     DESCRIPTION OF EXHIBIT                                                  SEQUENTIAL PAGE NUMBER
-------------- ------------------------------------------------------------------- ----------------------------------
   10.10       Lease dated September 4, 1997 between WESCO Distribution as           Incorporated by reference
               Tenant and The Buncher Company as Landlord.                           to Exhibit 10.12 to the Form S-4
   10.11       Lease dated March 1995 by and between WESCO                           Incorporated by reference
               Distribution-Canada, Inc. ("WESCO Canada") as Tenant and              to Exhibit 10.13 to the Form S-4
               Atlantic Construction, Inc. as Landlord.
   10.18       Amended and Restated Registration and Participation Agreement         Incorporated by reference
               dated June 5, 1998 among WESCO and certain securityholders of         to Exhibit 10.19 to the For S-4
               WESCO named therein.
   10.19       Employment Agreement between WESCO Distribution and Roy W.            Incorporated by reference
               Haley.                                                                to Exhibit 10.20 to the Form S-4
   10.20       WESCO International, Inc. 1998 Stock Option Plan.                     Incorporated by reference
                                                                                     to WESCO's Exhibit 10.1 to
                                                                                     Quarterly Report on Form
                                                                                     10-Q for the quarter ended
                                                                                     September 30, 1998
   10.21       Form of Management Stock Option Agreement.                            Incorporated by reference
                                                                                     to WESCO's Exhibit 10.1 to
                                                                                     Quarterly Report on Form
                                                                                     10-Q for the quarter ended
                                                                                     September 30, 1998
   10.22       1999 Deferred Compensation Plan for Non-Employee Directors.           Incorporated by reference
                                                                                     to WESCO's Exhibit 10.22 to
                                                                                     Annual Report on Form 10-K
                                                                                     for the year ended December
                                                                                     31, 1998
   10.23       Credit Agreement among WESCO Distribution, Inc., WESCO                Incorporated by reference
               Distribution-Canada, Inc., WESCO International, Inc. and the          to WESCO's Exhibit 10.1 to
               Lenders identified therein, dated June 29, 1999.                      Quarterly Report on Form
                                                                                     10-Q for the period ended
                                                                                     June 30, 1999 (the "Second
                                                                                     Quarter Form 10-Q")
   10.24       Receivables Purchase Agreement dated as of June 30, 1999, among       Incorporated by reference
               WESCO Receivables Corp., WESCO Distribution, Inc., Market             to Exhibit 10.2 to the
               Street Capital Corp. and PNC Bank, National Association.              Second Quarter Form 10-Q
   10.25       Amended and Restated Receivables Purchase Agreement, dated as         Incorporated by reference
               of September 28, 1999, among WESCO Receivables Corp., WESCO           to WESCO's Exhibit 10.1 to
               Distribution, Inc., and PNC Bank, National Association.               Quarterly Report on Form
                                                                                     10-Q for the period ended
                                                                                     September 30, 1999
   10.26       1999 Long-Term Incentive Plan.                                        Incorporated by reference
                                                                                     to WESCO's Exhibit 10.22 to Form S-1
   21.1        Subsidiaries of WESCO.                                                Incorporated by reference
                                                                                     to Exhibit 21.1 to the
                                                                                     Registration Statement on Form S-1
   23.1        Consent of PricewaterhouseCoopers LLP, Independent Accountants.       Filed herewith
   23.2        Consent of Anchin, Block & Anchin LLP, Independent Accountants.       Filed herewith
   27.1        Financial Data Schedule.                                              Filed herewith