Form 10-Q
period 2000-03-31
WESCO INTERNATIONAL INC
filed 2000-05-15
CIK 929008

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

                  For the quarterly period ended MARCH 31, 2000

                        Commission file number 001-14989


                            WESCO INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)



                  DELAWARE                                  25-1723342
     (State or other jurisdiction of           (IRS Employer Identification No.)
     incorporation or organization)

              COMMERCE COURT
     FOUR STATION SQUARE, SUITE 700
     PITTSBURGH, PENNSYLVANIA 15219                      (412) 454-2200
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

As of April 30, 2000, WESCO International, Inc. had 40,812,939 shares and 4,653,131 shares of common stock and Class B common stock outstanding, respectively.

================================================================================

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q



                                TABLE OF CONTENTS

                                                                                                             Page
---------------------------------------------------------------------------------------------------------------------
PART I - FINANCIAL INFORMATION

       ITEM 1.  Financial Statements
                   Condensed Consolidated Balance Sheets as of March 31, 2000 (unaudited) and
                      December 31, 1999..................................................................      3
                   Condensed Consolidated Statements of Operations for the three
                      months ended March 31, 2000 and 1999 (unaudited) ...........                             4
                   Condensed Consolidated Statements of Cash Flows for the three months ended
                      March 31, 2000 and 1999 (unaudited) ...............................................      5
                   Notes to Condensed Consolidated Financial Statements (unaudited) .....................      6

        ITEM 2  Management's Discussion and Analysis of Financial Condition and Results of
                      Operations.........................................................................      9

        ITEM 3  Quantitative and Qualitative Disclosures About Market Risk...............................     12


PART II - OTHER INFORMATION

        ITEM 6  Exhibits and Reports on Form 8-K.........................................................     13

                Signatures...............................................................................     14

---------------------------------------------------------------------------------------------------------------------

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                      MARCH 31       DECEMBER 31
Dollars in thousands, except share data                                                   2000              1999
------------------------------------------------------------------------------------------------------------------
                                                                                    (UNAUDITED)
                                              ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                       $   38,635        $    8,819
    Trade accounts receivable, net of allowance for doubtful
       accounts of $6,781 and $7,023 in 2000 and 1999, respectively                    227,935           188,307
    Other accounts receivable                                                           29,163            31,829
    Inventories                                                                        414,035           397,669
    Income taxes receivable                                                              6,413            10,667
    Prepaid expenses and other current assets                                            3,478             4,930
    Deferred income taxes                                                               11,931            11,580
                                                                                    ----------        ----------
       Total current assets                                                            731,590           653,801

Property, buildings and equipment, net                                                 117,973           116,638
Goodwill and other intangibles, net of accumulated amortization of $21,307 and
   $18,956 in 2000 and 1999, respectively                                              262,796           249,240
Other assets                                                                             8,853             9,114
                                                                                    ----------        ----------
       Total assets                                                                 $1,121,212        $1,028,793
                                                                                    ==========        ==========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                                                $  480,782        $  406,963
    Accrued payroll and benefit costs                                                   13,425            18,171
    Current portion of long-term debt                                                    3,861             3,831
    Other current liabilities                                                           37,259            25,820
                                                                                    ----------        ----------
       Total current liabilities                                                       535,327           454,785

Long-term debt                                                                         439,981           422,539
Other noncurrent liabilities                                                             7,600             7,504
Deferred income taxes                                                                   26,982            26,660
                                                                                    ----------        ----------
       Total liabilities                                                             1,009,890           911,488

Commitments and contingencies

STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value; 20,000,000 shares authorized, no shares
      issued                                                                                --                --
    Common stock, $.01 par value; 210,000,000 shares authorized, 43,479,030 and
       43,291,319 shares issued in 2000 and 1999, respectively                             435               433
    Class B nonvoting convertible common stock, $.01 par value; 20,000,000
       shares authorized, 4,653,131 issued in 2000 and 1999                                 46                46
    Additional capital                                                                 566,825           565,897
    Retained earnings (deficit)                                                       (434,427)         (443,582)
    Treasury stock, at cost; 2,595,110 and 637,259 shares in 2000 and 1999,
      respectively                                                                     (20,838)           (4,790)

    Accumulated other comprehensive income (loss)                                         (719)             (699)
                                                                                    ----------        ----------
       Total stockholders' equity                                                      111,322           117,305
                                                                                    ----------        ----------
       Total liabilities and stockholders' equity                                   $1,121,212        $1,028,793
                                                                                    ==========        ==========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                      THREE MONTHS
                                                      ENDED MARCH 31
In thousands, except share data                     2000         1999
------------------------------------------------------------------------
Net sales                                        $923,360     $777,415
Cost of goods sold                                760,004      638,622
                                                 --------     --------
   Gross profit                                   163,356      138,793

Selling, general and administrative expenses      126,457      110,380
Depreciation and amortization                       5,525        4,499
                                                 --------     --------
   Income from operations                          31,374       23,914

Interest expense, net                              10,878       14,459
Other expense                                       5,263        4,614
                                                 --------     --------
   Income before income taxes                      15,233        4,841

Provision for income taxes                          6,078        1,924
                                                 --------     --------
   Net income                                    $  9,155     $  2,917
                                                 ========     ========

Earnings per share:
   Basic                                         $   0.20     $   0.08
                                                 ========     ========

   Diluted                                       $   0.19     $   0.08
                                                 ========     ========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                          THREE MONTHS ENDED
                                                                                               MARCH 31
In thousands                                                                             2000           1999
----------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                                                            $   9,155      $   2,917
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                        5,525          4,499
     Accretion of original issue and amortization of purchase discounts                     280          2,408
     Amortization of debt issuance costs and interest rate caps                             155            460
     Gain on sale of property, buildings and equipment                                       --            (21)
     Deferred income taxes                                                                  (29)         1,761
     Changes in assets and liabilities, excluding the effects of acquisitions:
         Sale of trade accounts receivable                                                5,000         20,000
         Trade and other receivables                                                    (34,303)       (18,187)
         Inventories                                                                    (11,910)        (2,045)
         Prepaid expenses and other current assets                                        5,482         (2,156)
         Other assets                                                                       (63)          (160)
         Accounts payable                                                                63,534         29,441
         Accrued payroll and benefit costs                                               (4,979)           221
         Other current and noncurrent liabilities                                        10,808          9,661
                                                                                      ---------      ---------
              Net cash provided by operating activities                                  48,655         48,799

INVESTING ACTIVITIES:
Capital expenditures                                                                     (3,272)        (6,247)
Proceeds from the sale of property, buildings and equipment                                  --             21
Advances to affiliates                                                                       --         (1,877)
Acquisitions                                                                            (14,058)        (3,932)
                                                                                      ---------      ---------
              Net cash used by investing activities                                     (17,330)       (12,035)

FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt                                                237,870        125,294
Repayments of long-term debt                                                           (223,885)      (142,232)
Repurchase of common stock                                                              (15,889)            --
Proceeds from the exercise of stock options                                                 395             32
                                                                                      ---------      ---------
              Net cash used by financing activities                                      (1,509)       (16,906)
                                                                                      ---------      ---------

     Net change in cash and cash equivalents                                             29,816         19,858
     Cash and cash equivalents at the beginning of period                                 8,819          8,093
                                                                                      ---------      ---------
     Cash and cash equivalents at the end of period                                   $  38,635      $  27,951
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

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.   ORGANIZATION

     WESCO International, Inc. and its subsidiaries (collectively, "WESCO"), headquartered in Pittsburgh, Pennsylvania, is a full-line distributor of electrical supplies and equipment and is a provider of integrated supply procurement services. WESCO is engaged principally in one line of business - the sale of electrical products and maintenance, repair and operating supplies. WESCO currently operates over 340 branch locations and five distribution centers in the United States, Canada, Mexico, Puerto Rico, Guam, the United Kingdom, the Balkans and Singapore.


2.   ACCOUNTING POLICIES

Basis of Presentation

     The unaudited condensed consolidated financial statements include the accounts of WESCO and all of its subsidiaries and have been prepared in accordance with Rule 10-01 of the Securities and Exchange Commission. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in WESCO's 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

     The unaudited condensed consolidated balance sheet as of March 31, 2000, and the unaudited condensed consolidated statements of operations and cash flows for the three months ended March 31, 2000 and 1999, in the opinion of management, have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of the results of the interim periods. All adjustments reflected in the condensed consolidated financial statements are of a normal recurring nature. Results for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Recent Accounting Pronouncement

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, as amended, is required to be adopted by WESCO as of January 1, 2001, although earlier adoption is permitted. This statement requires the recognition of the fair value of any derivative financial instrument on the balance sheet. Changes in fair value of the derivative and, in certain instances, changes in the fair value of an underlying hedged asset or liability, are recognized through either income or as a component of other comprehensive income. Management does not expect this statement will have a material impact on the results of operation or financial position of WESCO.


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

4.  ACQUISITIONS

    On February 29, 2000, WESCO acquired substantially all the assets and assumed substantially all liabilities and obligations relating to the operations of Control Corporation of America ("CCA"), a privately-owned company headquartered in Richmond, Virginia. CCA, an electrical distributor specializing in industrial automation solutions, had net sales of approximately $50 million in 1999. The CCA acquisition is being accounted for under the purchase method of accounting. Pro forma results of this acquisition, assuming it had occurred at the beginning of the periods presented, would not be materially different from the actual results reported.


5.  EARNINGS PER SHARE

    The following table sets forth the details of basic and diluted earnings per share:

                                                             THREE MONTHS ENDED
                                                                  MARCH 31
Dollars in thousands, except share data                      2000           1999
--------------------------------------------------------------------------------------
Net income                                               $     9,155     $     2,917
Interest on convertible debt                                      --             406
                                                         -----------     -----------
    Net income used in diluted earnings per share        $     9,155     $     3,323
                                                         ===========     ===========

Weighted average common shares outstanding used
   in computing basic earnings per share                  46,246,497      34,768,068
Common shares issuable upon exercise of
   dilutive stock options                                  2,493,486       3,809,153
Assumed conversion of convertible debt                            --       2,579,975
                                                         -----------     -----------
Weighted average common shares outstanding and
   common share equivalents used in computing
   diluted earnings per share                             48,739,983      41,157,196
                                                         ===========     ===========

Earnings per share
     Basic                                               $      0.20     $      0.08
     Diluted                                             $      0.19     $      0.08
--------------------------------------------------------------------------------------

6.       COMPREHENSIVE INCOME

    The following table sets forth comprehensive income and its components:

                                              THREE MONTHS ENDED
                                                   MARCH 31
In thousands                                  2000         1999
------------------------------------------------------------------
Net income                                  $ 9,155      $ 2,917
Foreign currency translation adjustment         (20)         259
                                            -------      -------
Comprehensive income                        $ 9,135      $ 3,176
                                            =======      =======

7.  CASH FLOW STATEMENT

    Supplemental cash flow information with respect to acquisitions was as follows:

                                            THREE MONTHS ENDED
                                                MARCH 31
In thousands                               2000           1999
-----------------------------------------------------------------
Details of acquisitions
   Fair value of assets acquired         $ 27,784      $  6,994
   Fair value of liabilities assumed       (7,726)       (3,062)
   Deferred acquisition payable            (6,000)           --
                                         --------      --------
Cash paid for acquisitions               $ 14,058      $  3,932
                                         ========      ========


8.  OTHER FINANCIAL INFORMATION

    In June 1998, WESCO Distribution, Inc. issued $300 million of 9 1/8% senior subordinated notes. The senior subordinated notes are fully and unconditionally guaranteed by WESCO International, Inc. on a subordinated basis to all existing and future senior indebtedness of WESCO International, Inc. Summarized financial information for WESCO Distribution, Inc. is as follows:


BALANCE SHEET DATA

                                                           MARCH 31      DECEMBER 31
In thousands                                                   2000             1999
------------------------------------------------------------------------------------
Current assets                                           $  731,590       $  653,801
Noncurrent assets                                           389,622          374,992
Current liabilities                                         535,327          454,785
Long-term debt                                              439,981          422,539
Other noncurrent liabilities                                 34,582           34,164
Total liabilities and stockholder's equity                1,121,212        1,028,793
------------------------------------------------------------------------------------


STATEMENT OF OPERATIONS DATA

                                                            THREE MONTHS ENDED
                                                                 MARCH 31
In thousands                                                2000         1999
---------------------------------------------------------------------------------
Net sales                                                 $923,360     $777,415
Gross profit                                               163,356      138,793
Income from operations                                      31,374       23,914
Net income                                                   9,155        4,504
---------------------------------------------------------------------------------

    Prior to the June 1998 issuance of the senior discount notes, WESCO Distribution, Inc. financial information was identical to that of WESCO presented herein.


9.  SUBSEQUENT EVENT

    In May 2000, WESCO's board of directors authorized an additional $25 million to be added to its existing $25 million share repurchase program which was authorized in November 1999. As of May 8, 2000 WESCO has purchased $22.5 million of common stock pursuant to this program.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the information in the unaudited condensed consolidated financial statements and notes thereto included herein and WESCO International Inc.'s Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in its 1999 Annual Report on Form 10-K.

GENERAL

    WESCO is a full-line distributor of electrical supplies and equipment and is a provider of integrated supply procurement services. WESCO currently operates more than 350 branch locations and five distribution centers in the United States, Canada, Mexico, Puerto Rico, Guam, the United Kingdom, the Balkans and Singapore. WESCO serves over 130,000 customers worldwide, offering over 1,000,000 products from over 23,000 suppliers. WESCO's diverse customer base includes a wide variety of industrial companies; contractors for industrial, commercial and residential projects; utility companies, and commercial, institutional and governmental customers. Approximately 90% of WESCO's net sales are generated from operations in the U.S., 9% from Canada and the remainder from other countries.


RECENT DEVELOPMENTS

    Recent developments affecting the results of operations and financial position of WESCO include the following:

    Acquisition. During the first quarter, WESCO acquired substantially all the assets and assumed substantially all liabilities and obligations relating to the operations of Control Corporation of America ("CCA"), a privately-owned company headquartered in Richmond, Virginia. CCA, an electrical distributor specializing in industrial automation solutions, had net sales of approximately $50 million in 1999. The CCA acquisition is being accounted for under the purchase method of accounting.

RESULTS OF OPERATIONS

    The following table sets forth the percentage relationship to net sales of certain items in WESCO's condensed consolidated statements of operations for the periods presented:

                                                   THREE MONTHS ENDED
                                                         MARCH 31
                                                    2000       1999
---------------------------------------------------------------------
Net sales                                          100.0%     100.0%
Gross profit                                        17.7       17.9
Selling, general and administrative expenses        13.7       14.2
Depreciation and amortization                        0.6        0.6
                                                   -----      -----
    Income from operations                           3.4        3.1
Interest expense                                     1.2        1.9
Other expense                                        0.5        0.6
                                                   -----      -----
    Income before income taxes                       1.7        0.6
Income taxes                                         0.7        0.2
                                                   -----      -----
    Net income                                       1.0%       0.4%
                                                   =====      =====

  First Quarter 2000 versus First Quarter 1999

    Net Sales. Net sales in the first quarter of 2000 increased $145.9 million, or 18.8%, to $923.4 million compared with $777.4 million in the prior-year quarter, primarily due to sales growth attributable to the Company's core business and, to a lesser extent sales of acquired companies. The mix of direct shipment sales remained at approximately 46%, with no change from the prior year quarter. Core business sales increased approximately 16%. Robust sales growth was evident across most product lines and integrated supply and construction sales were especially strong.

    Gross Profit. Gross profit for the first quarter of 2000 increased $24.6 million to $163.4 million from $138.8 million for the first quarter of 1999. Gross profit margin declined to 17.7% in the current-year quarter from 17.9% in the first quarter of 1999, principally due to a slight decrease in direct shipment billing margins and a small increase in transportation costs.

    Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses increased $16.1 million, or 14.6%, to $126.5 million. Excluding SG&A expenses associated with companies acquired during 1999 and 2000, SG&A expenses increased 10.8%. The increase was principally due to increased payroll related costs. The remainder of the increase was associated with certain expenses that are variable in nature and increase when sales increase. As a percent of sales, SG&A expenses declined to 13.7% compared with 14.2% in the year-earlier quarter reflecting enhanced operating leverage at this higher relative sales level.

    Depreciation and Amortization. Depreciation and amortization increased $1.0 million to $5.5 million reflecting higher amortization of goodwill from acquisitions and higher depreciation from increases in property, buildings and equipment over the prior year.

    Income from Operations. Income from operations increased $7.5 million or 31% over the prior year quarter due to higher gross profit, partially offset by increased operating costs as described above.

    Interest and Other Expense. Interest expense totaled $10.9 million for the first quarter of 2000, a decrease of $3.6 million from the prior year quarter. The decrease was primarily due to the higher levels of borrowings in 1999 before WESCO completed its initial public offering in the second quarter. Other expense totaled $5.3 million in the first quarter of 2000, a $0.6 million increase over 1999, reflecting costs associated with the accounts receivable securitization. The increase in other expense was primarily due to the increased level of securitized accounts receivable.

    Income Taxes. The income tax provision increased to $6.1 million compared to $1.9 million in the first quarter of 1999. The tax rate was 39.9% and 39.7% in the first quarter of 2000 and 1999, respectively. The effective tax rates differ from the federal statutory rate primarily due to state income taxes and nondeductible expenses.

    Net Income. Net income and diluted earnings per share were $9.2 million and $0.19, respectively, for the first quarter of 2000, compared with $2.9 million and $0.08, respectively, for the first quarter of 1999. The increases in net income and earnings per share were primarily due to the $7.5 million increase in operating income and the $3.6 million decrease in interest expense, partially offset by a $0.6 million increase in other expense and a higher tax provision associated with increased pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

    Total assets were $1.1 billion and $1.0 billion at March 31, 2000 and December 31, 1999, respectively. In addition, stockholders' equity was $111.3 million at March 31, 2000 compared to $117.3 million at December 31, 1999. The decrease was primarily due to the Company's purchases of common stock during the first quarter. Debt was $443.8 million at March 31, 2000 as compared to $426.4 million at December 31, 1999, an increase of $17.4 million.

     On May 17, 1999, WESCO completed its initial public offering of 11,183,750 shares of common stock ("Offering") at $18.00 per share. In connection with the Offering, certain employee rights to require WESCO to repurchase outstanding redeemable common stock were terminated and approximately $31.5 million of convertible notes were converted into 1,747,228 shares of common stock. Proceeds from the Offering (after deducting Offering costs of $14.5 million) totaled $186.8.

    An analysis of cash flows for the first three months of 2000 and 1999 follows:

    Operating Activities. Cash provided by operating activities totaled $48.7 million in the first three months of 2000, compared to $48.8 million a year ago. In connection with WESCO's asset securitization program, cash provided by operations in the first quarter of 2000 and 1999 included proceeds of $5.0 million and $20.0 million, respectively, from the sale of accounts receivable. Excluding this transaction, cash from operating activities provided $43.7 million in 2000 compared to $28.8 million in 1999. On this basis, the $14.9 million quarter-to-quarter increase in operating cash flow was primarily due to increased income adjusted for noncash charges and decreases in certain components of working capital.

    Investing Activities. Net cash used in investing activities was $17.3 million in the first three months of 2000, compared to $12.0 million in the first quarter of 1999. Cash used for investing activities was higher in the first quarter of 2000 primarily due to a $10.2 million increase in cash paid for acquisitions, partially offset by higher spending in 1999 for capital expenditures and affiliate advances of $3.0 million and $1.9 million, respectively. WESCO's capital expenditures for the first quarter of 2000 were for computer equipment and software and branch and distribution center facility improvements. The decrease from the prior year was primarily due to 1999 replacements of computer hardware at the branch locations, software development and a land purchase.

    Financing Activities. Cash used by financing activities totaled $1.5 million for the first quarter of 2000 primarily reflecting WESCO's ongoing common stock purchase program offset by increased borrowings. In the first quarter of 1999, cash used by financing activities totaled $16.9 million, principally related to debt repayments.

    WESCO's liquidity needs arise from seasonal working capital requirements, capital expenditures, debt service obligations and acquisitions. In addition, certain of the Company's acquisition agreements contain earn-out provisions usually based on future earnings targets. The most significant of these agreements relates to the Bruckner acquisition where there is an earn-out potential of $100 million during the next four years.

    In addition to cash generated from operations and amounts available under the credit facilities, WESCO uses a receivables facility to provide liquidity and may sell trade accounts receivables, on a revolving basis, up to $350 million.

    In May 2000, WESCO's board of directors authorized an additional $25 million to be added to its existing $25 million share repurchase program which was authorized in November 1999. As of May 8, 2000, WESCO has purchased $22.5 million of common stock pursuant to this program, since its inception.

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

YEAR 2000 ISSUE
    WESCO made substantial preparations for the Year 2000 issue, which concerns the ability of computer programs and software applications to process date-dependent calculations, processes and other information by properly identifying the year. Based on information available to date, WESCO has not experienced any significant events attributable to the Year 2000 issue. We will continue to monitor operations and our customers and suppliers in order to mitigate any negative impact should an issue arise. WESCO believes that if any Year 2000 issue were to surface, there would not be a significant impact on its operations. In 1999 and 1998, WESCO incurred costs of $3.3 million specifically associated with modifying its systems for Year 2000 compliance. WESCO expects to incur little or no costs in 2000 related to this issue.

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

FORWARD-LOOKING STATEMENTS
    From time to time in this report and in other written reports and oral statements, references are made to expectations regarding the future performance of WESCO. When used in this context, the words "anticipates," "plans," "believes," "estimates," "intends," "expects," "projects" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. Such statements including, but not limited to, WESCO's statements regarding its business strategy, growth strategy, productivity and profitability enhancement, new product and service introductions and liquidity and capital resources are based on management's beliefs, as well as on assumptions made by, and information currently available to, management, and involve various risks and uncertainties, certain of which are beyond WESCO's control. WESCO's actual results could differ materially from those expressed in any forward-looking statement made by or on behalf of WESCO. In light of these risks and uncertainties there can be no assurance that the forward-looking information will in fact prove to be accurate. Factors that might cause actual results to differ from such forward-looking statements include, but are not limited to, an increase in competition, the amount of outstanding indebtedness, the availability of appropriate acquisition opportunities, availability of key products, functionality of information systems, Year 2000 readiness, international operating environments and other risks that are described in WESCO's Annual Report on Form 10-K for the year ended December 31, 1999 which are incorporated by reference herein. WESCO has undertaken no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

    The Company's revolving credit agreement borrowings bear rates of interest that fluctuate with various indices, at WESCO's option, such as LIBOR, Prime Rate or the Federal Funds Rate. Additionally other expense related to WESCO's accounts receivable securitization can fluctuate as the costs are based on commercial paper rates. While management does not consider this risk to be material, increases in the aforementioned indices can negatively impact WESCO's results.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)      EXHIBITS

   The following exhibits are incorporated by reference or filed herewith.

      27        Financial Data Schedule

   A copy of this exhibit may be retrieved electronically at the Securities and Exchange Commission's home page at www.sec.gov. Exhibits will also be furnished without charge by writing to Steven A. Burleson, Vice President, Chief Financial Officer, Commerce Court, Four Station Square, Suite 700, Pittsburgh, Pennsylvania 15219. Requests may also be directed to (412) 454-2200.

   (b)      REPORTS ON FORM 8-K

   None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on May 15, 2000 on its behalf by the undersigned thereunto duly authorized.

                                  WESCO International, Inc. and Subsidiaries

                                  By:  /s/ Steven A. Burleson
                                       --------------------------------------
                                       Steven A. Burleson
                                       Vice President, Chief Financial
                                          Officer

                                  EXHIBIT INDEX



  EXHIBIT
   NUMBER          DESCRIPTION
--------------------------------------------------------------------------------

     27            Financial Data Schedule, filed herewith