Form 10-Q
period 2000-06-30
WESCO INTERNATIONAL INC
filed 2000-08-14
CIK 929008

===============================================================================


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

                  For the quarterly period ended JUNE 30, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for at least the past 90 days. Yes __X__ No _____.

As of July 31, 2000, WESCO International, Inc. had 40,421,503 shares and 4,653,131 shares of common stock and Class B common stock outstanding, respectively.

================================================================================

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q





                                TABLE OF CONTENTS

                                                                                                                   Page
---------------------------------------------------------------------------------------------------------------------------
PART I - FINANCIAL INFORMATION

       ITEM 1.  Financial Statements

                   Condensed Consolidated Balance Sheets as of June 30, 2000 (unaudited) and
                      December 31, 1999.........................................................................     3
                   Condensed Consolidated Statements of Operations for the three months and six
                      months ended June 30, 2000 and 1999 (unaudited) ..........................................     4
                   Condensed Consolidated Statements of Cash Flows for the six months ended
                      June 30, 2000 and 1999 (unaudited) .......................................................     5
                   Notes to Condensed Consolidated Financial Statements (unaudited) ............................     6

       ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...........    10

       ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk......................................    14


PART II - OTHER INFORMATION

       ITEM 4.  Submission of Matters to a Vote of Security Holders.............................................    15

       ITEM 6.  Exhibits and Reports on Form 8-K................................................................    15

                Signatures......................................................................................    16

---------------------------------------------------------------------------------------------------------------------------

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                           JUNE 30         DECEMBER 31
Dollars in thousands, except share data                                                       2000                1999
----------------------------------------------------------------------------------------------------------------------------
                                                                                       (UNAUDITED)
                                   ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                                          $    17,239         $     8,819
    Trade accounts receivable, net of allowance for doubtful
       accounts of $6,955 and $7,023 in 2000 and 1999, respectively                        265,358             188,307
    Other accounts receivable                                                               26,196              31,829
    Inventories                                                                            435,907             397,669
    Income taxes receivable                                                                  2,883              10,667
    Prepaid expenses and other current assets                                                3,301               4,930
    Deferred income taxes                                                                   11,938              11,580
                                                                                       -----------         -----------
       Total current assets                                                                762,822             653,801

Property, buildings and equipment, net                                                     119,109             116,638
Goodwill and other intangibles, net of accumulated amortization of $23,852 and
   $18,956 in 2000 and 1999, respectively                                                  261,868             249,240
Other assets                                                                                 8,412               9,114
                                                                                       -----------         -----------
       Total assets                                                                    $ 1,152,211         $ 1,028,793
                                                                                       ===========         ===========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                                   $   487,586         $   406,963
    Accrued payroll and benefit costs                                                       21,611              18,171
    Current portion of long-term debt                                                        4,417               3,831
    Other current liabilities                                                               36,597              25,820
                                                                                       -----------         -----------
       Total current liabilities                                                           550,211             454,785

Long-term debt                                                                             447,928             422,539
Other noncurrent liabilities                                                                 7,437               7,504
Deferred income taxes                                                                       26,962              26,660
                                                                                       -----------         -----------
       Total liabilities                                                                 1,032,538             911,488

Commitments and contingencies

STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value; 20,000,000 shares authorized, no shares
      issued                                                                                    --                  --
    Common stock, $.01 par value; 210,000,000 shares authorized, 43,829,500 and
       43,291,319 shares issued in 2000 and 1999, respectively                                 439                 433
    Class B nonvoting convertible common stock, $.01 par value; 20,000,000
       shares authorized, 4,653,131 issued in 2000 and 1999                                     46                  46
    Additional capital                                                                     568,354             565,897
    Retained earnings (deficit)                                                           (421,596)           (443,582)
    Treasury stock, at cost; 3,193,603 and 637,259 shares in 2000 and 1999,
      respectively                                                                         (26,487)             (4,790)
    Accumulated other comprehensive income (loss)                                           (1,083)               (699)
                                                                                       -----------         -----------
       Total stockholders' equity                                                          119,673             117,305
                                                                                       -----------         -----------
       Total liabilities and stockholders' equity                                      $ 1,152,211         $ 1,028,793
                                                                                       ===========         ===========


               The accompanying notes are an integral part of the
                  condensed consolidated financial statements

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                        THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                             JUNE 30                          JUNE 30
In thousands, except share data                                        2000            1999             2000            1999
-----------------------------------------------------------------------------------------------------------------------------
Net sales                                                       $   989,311     $   864,151      $ 1,912,671     $ 1,641,566
Cost of goods sold                                                  817,058         707,150        1,577,062       1,345,772
                                                                ------------------------------------------------------------
   Gross profit                                                     172,253         157,001          335,609         295,794

Selling, general and administrative expenses                        128,190         115,245          254,647         225,625
Depreciation and amortization                                         5,986           5,229           11,511           9,728
                                                                ------------------------------------------------------------
   Income from operations                                            38,077          36,527           69,451          60,441

Interest expense, net                                                10,741          12,332           21,619          26,791
Other expense                                                         5,986           4,933           11,249           9,547
                                                                ------------------------------------------------------------
   Income before income taxes and extraordinary item                 21,350          19,262           36,583          24,103

Provision for income taxes                                            8,519           7,714           14,597           9,638
                                                                ------------------------------------------------------------
   Income before extraordinary item                                  12,831          11,548           21,986          14,465

Extraordinary item, net of tax benefits of $6,711 (Note 4)               --         (10,507)              --         (10,507)
                                                                ------------------------------------------------------------

   Net income                                                   $    12,831     $     1,041      $    21,986     $     3,958
                                                                ============================================================


Basic earnings per share:
   Income before extraordinary item                             $      0.28     $      0.28      $      0.48     $      0.38
   Extraordinary item                                                    --           (0.25)              --           (0.27)
                                                                ------------------------------------------------------------
   Net income                                                   $      0.28     $      0.03      $      0.48     $      0.11
                                                                ============================================================

Diluted earnings per share:
   Income before extraordinary item                             $      0.27     $      0.25      $      0.45     $      0.34
   Extraordinary item                                                    --           (0.22)              --           (0.24)
                                                                ------------------------------------------------------------
   Net income                                                   $      0.27     $      0.03      $      0.45     $      0.10
                                                                ============================================================


               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                               SIX MONTHS ENDED
                                                                                                    JUNE 30
In thousands                                                                                 2000             1999
----------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                                                              $  21,986        $   3,958
Adjustments to reconcile net income to net cash provided by operating activities:
     Extraordinary item, net of tax benefit                                                    --           10,507
     Depreciation and amortization                                                         11,511            9,728
     Accretion of original issue and amortization of purchase discounts                       574            3,867
     Amortization of debt issuance costs and interest rate caps                               306              706
     Loss (gain) on sale of property, buildings and equipment                                  15             (240)
     Deferred income taxes                                                                    (56)           2,953
     Changes in assets and liabilities, excluding the effects of acquisitions:
         Sale of trade accounts receivable                                                 15,000           25,000
         Trade and other receivables                                                      (78,950)         (62,086)
         Inventories                                                                      (33,953)         (32,568)
         Other current and noncurrent assets                                                9,820            2,702
         Accounts payable                                                                  73,892           64,834
         Accrued payroll and benefit costs                                                  3,207           (4,009)
         Other current and noncurrent liabilities                                           3,319            1,928
                                                                                        --------------------------
              Net cash provided by operating activities                                    26,671           27,280

INVESTING ACTIVITIES:
Capital expenditures                                                                       (7,645)          (9,641)
Proceeds from the sale of property, buildings and equipment                                    17              320
Receipts from (advances to) affiliate                                                         224           (1,196)
Acquisitions, net of cash acquired                                                        (14,061)         (58,489)
                                                                                        --------------------------
              Net cash used by investing activities                                       (21,465)         (69,006)

FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt                                                  378,719          453,966
Repayments of long-term debt                                                             (355,079)        (564,512)
Debt issuance costs                                                                            --           (2,103)
Repurchase of common stock                                                                (21,538)              --
Proceeds from issuance of common stock, net of offering costs, and
     exercise of stock options                                                              1,112          187,613
                                                                                        --------------------------
              Net cash provided by financing activities                                     3,214           74,964
                                                                                        --------------------------

     Net change in cash and cash equivalents                                                8,420           33,238
     Cash and cash equivalents at the beginning of period                                   8,819            8,093
                                                                                        --------------------------
     Cash and cash equivalents at the end of period                                     $  17,239        $  41,331
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

     The unaudited condensed consolidated balance sheet as of June 30, 2000, the unaudited condensed consolidated statements of operations for the three months and six months ended June 30, 2000 and 1999, and the unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2000 and 1999, in the opinion of management, have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of the results of the interim periods. All adjustments reflected in the condensed consolidated financial statements are of a normal recurring nature. Results for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Recent Accounting Pronouncements

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

     In December 1999, the staff of the SEC issued Staff Accounting Bulletin
(SAB) 101, "Revenue Recognition in Financial Statements." SAB 101 outlines the basic criteria that must be met to recognize revenue, and provides guidelines for disclosure related to revenue recognition policies. This guidance is required to be implemented in the fourth quarter of 2000. The Company is currently reviewing this guidance in order to determine the impact of its provisions, if any, on the consolidated financial statements.


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


4. EXTRAORDINARY ITEM

     In the second quarter of 1999, WESCO: (i) entered into a new $400 million revolving credit facility and retired its existing term loans and revolving facility; (ii) terminated its existing accounts receivable securitization program and entered into a new accounts receivable securitization program; and
(iii) retired all of its outstanding 11 1/8% senior discount notes. In conjunction with these transactions, approximately $8.9 million of deferred financing charges were written off and redemption costs of $8.3 million were incurred to redeem the 11 1/8% senior discount notes. These transactions resulted in an extraordinary loss of $10.5 million, net of income tax benefits of $6.7 million.


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


6. EARNINGS PER SHARE

     The following tables set forth the details of basic and diluted earnings per share before extraordinary item:


                                                                     THREE MONTHS ENDED
                                                                          JUNE 30
        Dollars in thousands, except per share amounts               2000           1999
        ----------------------------------------------------------------------------------
        Income before extraordinary item                      $    12,831    $    11,548
        Interest on convertible debt                                   --            189
                                                             -----------------------------
            Earnings used in diluted earnings per share
              before extraordinary item                       $    12,831    $    11,737
                                                             =============================
        Weighted average common shares outstanding used in
           computing basic earnings per share
                                                               45,451,376     41,737,337
        Common shares issuable upon exercise of
           dilutive stock options                               2,537,751      4,072,623
        Assumed conversion of convertible debt                         --        928,205
                                                             -----------------------------
        Weighted average common shares outstanding and
           common share equivalents used in computing
           diluted earnings per share                          47,989,127     46,738,165
                                                             =============================

        Earnings per share before extraordinary item:
           Basic                                              $      0.28    $      0.28
           Diluted                                            $      0.27    $      0.25
        ----------------------------------------------------------------------------------

                                                                       SIX MONTHS ENDED
                                                                            JUNE 30
         Dollars in thousands, except per share amounts               2000           1999
        -----------------------------------------------------------------------------------
         Income before extraordinary item                      $    21,986    $    14,465
         Interest on convertible debt                                   --            595
                                                              -----------------------------
             Earnings used in diluted earnings per share
               before extraordinary item                       $    21,986    $    15,060
                                                              =============================
         Weighted average common shares outstanding
            used in computing basic earnings per share
                                                                45,848,936     38,271,955
         Common shares issuable upon exercise of
            dilutive stock options                               2,518,123      3,948,807
         Assumed conversion of convertible debt                        --       1,754,090
                                                              -----------------------------
         Weighted average common shares outstanding and
            common share equivalents used in computing
            diluted earnings per share                          48,367,059     43,974,852
                                                              =============================

         Earnings per share before extraordinary item:
            Basic                                              $      0.48    $      0.38
            Diluted                                            $      0.45    $      0.34
        -----------------------------------------------------------------------------------


7. COMPREHENSIVE INCOME

     The following tables set forth comprehensive income and its components:


                                                                     THREE MONTHS ENDED
                                                                           JUNE 30
        In thousands                                                   2000        1999
        -----------------------------------------------------------------------------------
        Net income                                                  $12,831      $1,041
        Foreign currency translation adjustment                        (364)        258
                                                               ----------------------------
        Comprehensive income                                        $12,467      $1,299
        -----------------------------------------------------------------------------------


                                                                      SIX MONTHS ENDED
                                                                           JUNE 30
        In thousands                                                   2000        1999
        -----------------------------------------------------------------------------------
        Net income                                                  $21,986      $3,958
        Foreign currency translation adjustment                        (384)        517
                                                               ----------------------------
        Comprehensive income                                        $21,602      $4,475
        -----------------------------------------------------------------------------------

8. CASH FLOW STATEMENT

     Supplemental cash flow information with respect to acquisitions was as follows:


                                                                     SIX MONTHS ENDED
                                                                          JUNE 30
       In thousands                                                   2000        1999
       ----------------------------------------------------------------------------------
       Details of acquisitions:
          Fair value of assets acquired                            $28,787     $37,389
          Deferred acquisition payment                                  --      30,000
          Liabilities assumed                                       (7,726)     (6,600)
          Deferred acquisition payable                              (7,000)     (2,300)
                                                              ---------------------------
       Cash paid for acquisitions                                  $14,061     $58,489
       ----------------------------------------------------------------------------------


9. OTHER FINANCIAL INFORMATION

      In June 1998, WESCO Distribution, Inc. issued $300 million of 9 1/8% senior subordinated notes. The senior subordinated notes are fully and unconditionally guaranteed by WESCO International, Inc. on a subordinated basis to all existing and future senior indebtedness of WESCO International, Inc. Summarized financial information for WESCO Distribution, Inc. is as follows:


       BALANCE SHEET DATA
                                                                   JUNE 30     DECEMBER 31
       In thousands                                                   2000            1999
       -----------------------------------------------------------------------------------
       Current assets                                             $762,822        $653,801
       Noncurrent assets                                           389,389         374,992
       Current liabilities                                         550,211         454,785
       Long-term debt                                              447,928         422,539
       Other noncurrent liabilities                                 34,399          34,164
       Total liabilities and stockholders' equity                1,152,211       1,028,793
       -----------------------------------------------------------------------------------

       STATEMENT OF OPERATIONS DATA

                                                                      THREE MONTHS ENDED
                                                                            JUNE 30
       In thousands                                                   2000          1999
       ----------------------------------------------------------------------------------
       Net sales                                                  $989,311      $864,151
       Gross profit                                                172,253       157,001
       Income from operations                                       38,077        36,527
       Net income                                                   12,831         1,856
       ----------------------------------------------------------------------------------


                                                                       SIX MONTHS ENDED
                                                                            JUNE 30
       In thousands                                                   2000          1999
       ----------------------------------------------------------------------------------
       Net sales                                                $1,912,671    $1,641,566
       Gross profit                                                335,609       295,794
       Income from operations                                       69,451        60,441
       Net income                                                   21,986         6,360
       ----------------------------------------------------------------------------------

     Prior to the June 1998 issuance of the senior discount notes and subsequent to the offering in May 1999, WESCO Distribution, Inc. financial information was identical to that of WESCO's presented herein.

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

GENERAL
     WESCO is a full-line distributor of electrical supplies and equipment and is a provider of integrated supply procurement services. WESCO currently operates more than 340 branch locations and five distribution centers in the United States, Canada, Mexico, Puerto Rico, Guam, the United Kingdom, the Balkans and Singapore. WESCO serves over 130,000 customers worldwide, offering over 1,000,000 products from over 23,000 suppliers. WESCO's diverse customer base includes a wide variety of industrial companies; contractors for industrial, commercial and residential projects; utility companies, and commercial, institutional and governmental customers. Approximately 90% of WESCO's net sales are generated from operations in the U.S., 9% from Canada and the remainder from other countries.

RECENT DEVELOPMENTS
     Recent developments affecting the results of operations and financial position of WESCO include the following:

     In May 2000, WESCO's board of directors authorized an additional $25 million to be added to its existing $25 million share repurchase program which was authorized in November 1999. As of July 20, 2000, WESCO has purchased $27.5 million of common stock pursuant to this program. Approximately $21.4 million was spent during the six month period ended June 30, 2000.

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

RESULTS OF OPERATIONS
Second Quarter of 2000 versus Second Quarter of 1999

     The following table sets forth the percentage relationship to net sales of certain items in WESCO's condensed consolidated statements of operations for the periods presented:


                                                                  THREE MONTHS ENDED
                                                                        JUNE 30
                                                                    2000        1999
       ----------------------------------------------------------------------------------
       Net sales                                                    100.0%     100.0%
       Gross profit                                                  17.4       18.2
       Selling, general and administrative expenses                  12.9       13.3
       Depreciation and amortization                                  0.6        0.6
                                                              ---------------------------
           Income from operations                                     3.9        4.2
       Interest expense                                               1.1        1.4
       Other expense                                                  0.6        0.6
                                                              ---------------------------
           Income before income taxes and
             extraordinary item                                       2.2        2.2
       Provision for income taxes                                     0.9        0.9
                                                              ---------------------------
           Income before extraordinary item                           1.3        1.3
       Extraordinary item                                              --       (1.2)
                                                              ---------------------------
           Net income                                                 1.3%       0.1%
       ----------------------------------------------------------------------------------

     Net Sales. Net sales in the second quarter of 2000 increased $125.2 million, or 14.5%, to $989.3 million compared with $864.1 million in the prior-year quarter, primarily due to sales growth attributable to the Company's core business and, to a lesser extent, sales of acquired companies. Core business sales increased 11% over the prior year quarter. The mix of direct shipment sales remained at approximately 47% in the second quarter of 2000 with no change from the prior year quarter.

     Gross Profit. Gross profit for the second quarter of 2000 increased $15.3 million to $172.3 million from $157.0 million in the second quarter of 1999. Gross profit margin declined to 17.4% in the current-year quarter from 18.2% in the second quarter of 1999. In the current quarter, the Company recorded lower than usual billing margins during April. This decrease was noted particularly on certain direct shipment sales to some large construction customers. The Company also experienced higher in-bound transportation costs and lower purchase rebates from suppliers in the second quarter of 2000. Additionally, in the prior year quarter, WESCO recorded a higher level of certain favorable inventory adjustments.

     Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses increased $12.9 million, or 11.2%, to $128.2 million. Excluding SG&A expenses associated with companies acquired during the last three quarters of 1999 and all of 2000, SG&A expenses increased 6.8%. The increase was principally due to increased payroll related costs. The remainder of the increase was associated with certain expenses that are variable in nature and increase when sales increase. As a percent of sales, SG&A expenses declined to 12.9% compared with 13.3% in the prior year quarter reflecting enhanced operating leverage at this higher relative sales level.

     Depreciation and Amortization. Depreciation and amortization increased $0.8 million to $6.0 million reflecting higher amortization of goodwill from acquisitions and increases in property, buildings and equipment over the prior year.

     Income From Operations. Income from operations increased $1.6 million or 4.2% over the prior year quarter due to higher gross profit, partially offset by increased operating costs as described above.

     Interest and Other Expense. Interest expense totaled $10.7 million for the second quarter of 2000, a decrease of $1.6 million over the same period in 1999. The decrease was primarily due to the higher level of borrowings in 1999 before WESCO completed its initial public offering in the second quarter. Other expense totaled $6.0 million and $4.9 million in the second quarter of 2000 and 1999, respectively, reflecting costs associated with the accounts receivable securitization. The increase was due to an increase in the amount of securitized accounts receivable.

     Income Taxes. Income tax expense totaled $8.5 million in the second quarter of 2000 and the effective tax rate was 39.9%. In the second quarter of 1999, income tax expense totaled $7.7 million and the effective tax rate was 40.0%. The effective tax rates differ from the federal statutory rate primarily due to state income taxes and nondeductible expenses.

     Income Before Extraordinary Item and Net Income. For the second quarter of 2000, income before extraordinary item totaled $12.8 million, or $0.27 per diluted share, compared with $11.5 million and $0.25, respectively, in the second quarter of 1999. The increases in the comparison are primarily due to increased operating income and decreased interest expense, partially offset by increased other expense, net of taxes.

     Net income and diluted earnings per share totaled $12.8 million and $0.27, respectively, for the second quarter of 2000, compared with net income of $1.0 million, or $0.03 per diluted share, for the second quarter of 1999.

Six Months Ended June 30, 2000 versus Six Months Ended June 30, 1999

     The following table sets forth the percentage relationship to net sales of certain items in WESCO's condensed consolidated statements of operations for the periods presented:


                                                                    SIX MONTHS ENDED
                                                                        JUNE 30
                                                                     2000       1999
       ----------------------------------------------------------------------------------
       Net sales                                                    100.0%     100.0%
       Gross profit                                                  17.5       18.0
       Selling, general and administrative expenses                  13.3       13.7
       Depreciation and amortization                                  0.6        0.6
                                                              ---------------------------
           Income from operations                                     3.6        3.7
       Interest expense                                               1.1        1.6
       Other expense                                                  0.6        0.6
                                                              ---------------------------
           Income before income taxes and
             extraordinary item                                       1.9        1.5
       Provision for income taxes                                     0.7        0.6
                                                              ---------------------------
           Income before extraordinary item                           1.2        0.9
       Extraordinary item                                              --       (0.6)
                                                              ---------------------------
           Net income                                                 1.2%       0.3%
       ----------------------------------------------------------------------------------


     Net Sales. Net sales in the first six months of 2000 increased $271.1 million, or 16.5%, to $1.9 billion compared with $1.6 billion in the prior-year period due to sales growth attributable to the Company's core business and, to a lesser extent, sales of acquired businesses. Core business sales increased 13.5% over the prior year period. The mix of direct shipment sales remained constant at 47%

     Gross Profit. Gross profit for the first six months of 2000 increased $39.8 million or 13.5% to $335.6 million from $295.8 million in 1999. Gross profit margin decreased to 17.5% in the current year compared to 18.0% in 1999. The decrease was primarily due to the items described above in the second quarter discussion.

     Selling, General and Administrative Expenses. SG&A expenses increased $29.0 million, or 12.9%, to $254.6 million. Excluding SG&A expenses associated with companies acquired during 1999 and 2000, SG&A expenses increased 9.0%. The increase was principally due to increased payroll-related costs. The remainder of the increase was associated with certain expenses that are variable in nature and increase when sales increase. As a percentage of net sales, SG&A expenses declined to 13.3% compared with 13.7% in the prior year period reflecting enhanced operating leverage at this higher relative sales level.

     Depreciation and Amortization. Depreciation and amortization increased $1.8 million to $11.5 million reflecting higher amortization of goodwill from acquisitions and increases in property, buildings and equipment over the prior year.

     Interest and Other Expense. Interest expense totaled $21.6 million for the first six months of 2000, a decrease of $5.2 million from the same period in 1999. The decrease was primarily due to the higher level of borrowings in 1999 before WESCO completed its initial public offering in the second quarter. Other expense totaled $11.2 million and $9.5 million for the first six months of 2000 and 1999, respectively, reflecting costs associated with the accounts receivable securitization. The $1.7 million increase was principally due to the increased level of securitized accounts receivable.

     Income Taxes. Income tax expense totaled $14.6 million and $9.6 million in the first six months of 2000 and 1999, respectively. The effective tax rates for 2000 and 1999 were 39.9% and 40.0%, respectively. The effective tax rates differ from the federal statutory rate primarily due to state income taxes and nondeductible expenses.

     Income Before Extraordinary Item and Net Income. For the first six months of 2000, income before extraordinary item totaled $22.0 million, or $0.45 per diluted share, compared with $14.5 million, or $0.34 per diluted share, in the first six months of 1999. The increases are due primarily to increased operating income and decreased interest costs, net of taxes.

     Net income and diluted earnings per share totaled $22.0 million and $0.45, respectively, for the first six months of 2000, compared with $4.0 million, or $0.10 per diluted share, for the first six months of 1999.

LIQUIDITY AND CAPITAL RESOURCES
     Total assets were $1.15 billion and $1.03 billion at June 30, 2000 and December 31, 1999, respectively. In addition, stockholders' equity was $119.7 million at June 30, 2000 compared to $117.3 million at December 31, 1999. Debt was $452.3 million at June 30, 2000 as compared to $426.4 million at December 31, 1999, an increase of $25.9 million.

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

     An analysis of cash flows for the first six months of 2000 and 1999 follows:

     Operating Activities. Cash provided by operating activities totaled $26.7 million in the first six months of 2000, compared to $27.3 million in the prior year. In connection with WESCO's asset securitization program, cash provided by operations in 2000 and 1999 included proceeds of $15.0 million and $25.0 million, respectively, from the sale of accounts receivable. Excluding these transactions, cash from operating activities provided $11.7 million in 2000 compared to $2.3 million in 1999. On this basis, the $9.4 million increase in operating cash flow was primarily due to increased income adjusted for noncash charges and a net decrease in the change in certain components of working capital compared to 1999.

     Investing Activities. Net cash used in investing activities was $21.5 million in the first six months of 2000, compared to $69.0 million in 1999. Cash used for investing activities was lower in 2000 primarily due to a $44.4 million decrease in cash paid for acquisitions and to lower spending in 2000 for capital expenditures. WESCO's capital expenditures for the six months of 2000 were for computer equipment and software and branch and distribution center facility improvements. The decrease from the prior year was primarily due to 1999 expenditures for computer equipment and software, branch and distribution facility improvements and a land purchase.

     Financing Activities. Cash provided by financing activities totaled $3.2 million for the first six months of 2000 primarily reflecting WESCO's ongoing common stock purchase program being offset by increased borrowings. In the first six months of 1999, cash provided by financing activities totaled $75.0 million, principally related to the Company's initial public offering, partially offset by debt repayments.

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

     In addition to cash generated from operations and amounts available under the credit facilities, WESCO uses a receivables facility to provide liquidity and may sell trade accounts receivables, on a revolving basis. In July, the maximum amount of trade receivables the Company can sell was raised to $375 million from $350 million.

     In May 2000, WESCO's board of directors authorized an additional $25 million to be added to its existing $25 million share repurchase program which was authorized in November 1999. As of July 20, 2000, WESCO has purchased $27.5 million of common stock pursuant to this program, since its inception.

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

SEASONALITY
     WESCO's operating results are affected by certain seasonal factors. Sales are typically at their lowest during the first quarter due to a reduced level of activity during the early part of the year due to the cold and unpredictable weather. Sales increase during the warmer months beginning in March and continuing through November due to favorable conditions for construction and the tendency of companies to schedule maintenance and capital improvement spending during the middle and latter part of the year. Sales drop again slightly in December as the weather cools and also as a result of reduced level of activity during the holiday season. As a result, WESCO reports sales and earnings in the first quarter that are generally lower than that of the remaining quarters.

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

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the annual meeting of WESCO shareholders held on May 23, 2000, James A. Stern and Michael J. Cheshire were reelected as directors of WESCO to serve for three-year terms. Votes cast for Mr. Stern were 37,542,830 and votes withheld were 47,937; votes cast for Mr. Cheshire were 37,357,209 and votes withheld were 53,558.


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

    (b) REPORTS ON FORM 8-K

    None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on August 14, 2000 on its behalf by the undersigned thereunto duly authorized.


                                WESCO International, Inc. and Subsidiaries

                                By: /s/ Steven A. Burleson
                                   ------------------------------------------
                                    Steven A. Burleson
                                    Vice President, Chief Financial Officer