Form 10-Q
period 2000-09-30
WESCO INTERNATIONAL INC
filed 2000-11-14
CIK 929008

==============================================================================

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

                For the quarterly period ended SEPTEMBER 30, 2000

                        Commission file number 001-14989


                            WESCO INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)



                DELAWARE                                  25-1723342
      (State or other jurisdiction            (IRS Employer Identification No.)
           of incorporation or
              organization)

             COMMERCE COURT
     FOUR STATION SQUARE, SUITE 700
     PITTSBURGH, PENNSYLVANIA 15219                      (412) 454-2200
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
                                               ----   ----

As of October 31, 2000, WESCO International, Inc. had 40,026,188 shares and 4,653,131 shares of common stock and Class B common stock outstanding, respectively.

==============================================================================

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q


                                TABLE OF CONTENTS


                                                                                                           Page
---------------------------------------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION
       ITEM 1.  Financial Statements
                   Condensed Consolidated Balance Sheets as of September 30, 2000 (unaudited) and
                      December 31, 1999................................................................     3
                   Condensed Consolidated Statements of Operations for the three months and nine
                      months ended September 30, 2000 and 1999 (unaudited) ............................     4
                   Condensed Consolidated Statements of Cash Flows for the nine months ended September
                      30, 2000 and 1999 (unaudited) ...................................................     5
                   Notes to Condensed Consolidated Financial Statements (unaudited) ...................     6

       ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..
                                                                                                           10

       ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.............................    14


PART II - OTHER INFORMATION

       ITEM 6.  Exhibits and Reports on Form 8-K.......................................................    15

                Signatures.............................................................................    16

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                              SEPTEMBER 30  DECEMBER 31
       Dollars in thousands, except share data                                                    2000          1999
       -----------------------------------------------------------------------------------------------------------------
                                                                                               (UNAUDITED)
                                              ASSETS
       CURRENT ASSETS:
           Cash and cash equivalents                                                           $   18,064    $    8,819
           Trade accounts receivable, net of allowance for doubtful
              accounts of $7,668 and $7,023 in 2000 and 1999, respectively                        255,149       188,307
           Other accounts receivable                                                               26,510        31,829
           Inventories                                                                            434,712       397,669
           Income taxes receivable                                                                  3,109        10,667
           Prepaid expenses and other current assets                                                4,600         4,930
           Deferred income taxes                                                                   11,943        11,580
                                                                                               ----------    ----------
              Total current assets                                                                754,087       653,801

       Property, buildings and equipment, net                                                     121,081       116,638
       Goodwill and other intangibles, net of accumulated amortization of $26,369 and
          $18,956 in 2000 and 1999, respectively                                                  260,073       249,240
       Other assets                                                                                 8,186         9,114
                                                                                               ----------    ----------
              Total assets                                                                     $1,143,427    $1,028,793
                                                                                               ==========    ==========

                               LIABILITIES AND STOCKHOLDERS' EQUITY
       CURRENT LIABILITIES:
           Accounts payable                                                                    $  461,116    $  406,963
           Accrued payroll and benefit costs                                                       20,993        18,171
           Current portion of long-term debt                                                        2,160         3,831
           Other current liabilities                                                               38,463        25,820
                                                                                               ----------    ----------
              Total current liabilities                                                           522,732       454,785

       Long-term debt                                                                             457,634       422,539
       Other noncurrent liabilities                                                                 7,645         7,504
       Deferred income taxes                                                                       26,949        26,660
                                                                                               ----------    ----------
              Total liabilities                                                                 1,014,960       911,488

       Commitments and contingencies

       STOCKHOLDERS' EQUITY:
           Preferred stock, $.01 par value; 20,000,000 shares authorized, no shares
             issued                                                                                    --            --
           Common stock, $.01 par value; 210,000,000 shares authorized, 43,925,391 and
              43,291,319 shares issued in 2000 and 1999, respectively                                 440           433
           Class B nonvoting convertible common stock, $.01 par value; 20,000,000
              shares authorized, 4,653,131 issued in 2000 and 1999                                     46            46
           Additional capital                                                                     568,840       565,897
           Retained earnings (deficit)                                                           (406,992)     (443,582)
           Treasury stock, at cost; 3,874,403 and 637,259 shares in 2000 and 1999,
             respectively                                                                         (32,635)       (4,790)

           Accumulated other comprehensive income (loss)                                           (1,232)         (699)
                                                                                               ----------    ----------
              Total stockholders' equity                                                          128,467       117,305
                                                                                               ----------    ----------
              Total liabilities and stockholders' equity                                       $1,143,427    $1,028,793
                                                                                               ==========    ==========

          The accompanying notes are an integral part of the condensed consolidated financial statements

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                     THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                        SEPTEMBER 30                 SEPTEMBER 30
In thousands, except share data                                    2000            1999          2000            1999
---------------------------------------------------------------------------------------------------------------------------
Net sales                                                     $   974,671    $   903,216    $ 2,887,342     $ 2,544,782
Cost of goods sold                                                797,382        746,860      2,374,444       2,092,632
                                                              -----------    -----------    -----------     -----------
   Gross profit                                                   177,289        156,356        512,898         452,150

Selling, general and administrative expenses                      128,591        113,034        383,238         338,659
Depreciation and amortization                                       6,344          5,082         17,855          14,810
                                                              -----------    -----------    -----------     -----------
   Income from operations                                          42,354         38,240        111,805          98,681

Interest expense, net                                              11,046         10,683         32,665          37,474
Other expense                                                       6,994          4,692         18,243          14,239
                                                              -----------    -----------    -----------     -----------
   Income before income taxes and extraordinary item               24,314         22,865         60,897          46,968

Provision for income taxes                                          9,711          9,108         24,308          18,746
                                                              -----------    -----------    -----------     -----------
   Income before extraordinary item                                14,603         13,757         36,589          28,222

Extraordinary item, net of tax benefits of $6,711 (Note 4)           --             --             --           (10,507)
                                                              -----------    -----------    -----------     -----------
   Net income                                                 $    14,603    $    13,757    $    36,589     $    17,715
                                                              ===========    ===========    ===========     ===========


Basic earnings per share:
   Income before extraordinary item                           $      0.32    $      0.29    $      0.80     $      0.68
   Extraordinary item                                                --             --               --           (0.25)
                                                              -----------    -----------    -----------     -----------
   Net income                                                 $      0.32    $      0.29    $      0.80     $      0.43
                                                              ===========    ===========    ===========     ===========

Diluted earnings per share:
   Income before extraordinary item                           $      0.31    $      0.27    $      0.76     $      0.62
   Extraordinary item                                                --             --             --             (0.23)
                                                              -----------    -----------    -----------     -----------
   Net income                                                 $      0.31    $      0.27    $      0.76     $      0.39
                                                              ===========    ===========    ===========     ===========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                         NINE MONTHS ENDED
                                                                                           SEPTEMBER 30
In thousands                                                                             2000          1999
-----------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                                                           $  36,589     $  17,715
Adjustments to reconcile net income to net cash provided by operating activities:
     Extraordinary item, net of tax benefit                                               --          10,507
     Depreciation and amortization                                                      17,855        14,810
     Accretion of original issue and amortization of purchase discounts                    861         4,154
     Amortization of debt issuance costs and interest rate caps                            455           929
     Gain on sale of property, buildings and equipment                                    (298)         (240)
     Deferred income taxes                                                                 (74)        5,006
     Changes in assets and liabilities, excluding the effects of acquisitions:
         Sale of trade accounts receivable                                              40,000        60,000
         Trade and other receivables                                                   (94,055)      (78,328)
         Inventories                                                                   (32,758)      (34,403)
         Other current and noncurrent assets                                             8,806         9,236
         Accounts payable                                                               50,763        69,129
         Accrued payroll and benefit costs                                               2,589        (8,516)
         Other current and noncurrent liabilities                                        7,847        10,705
                                                                                     ---------     ---------
              Net cash provided by operating activities                                 38,580        80,704

INVESTING ACTIVITIES:
Capital expenditures                                                                   (14,845)      (16,299)
Proceeds from the sale of property, buildings and equipment                                687           323
Receipts from affiliate                                                                    224         8,667
Acquisitions, net of cash acquired                                                     (17,414)      (58,611)
                                                                                     ---------     ---------
              Net cash used by investing activities                                    (31,348)      (65,920)

FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt                                               547,331       559,616
Repayments of long-term debt                                                          (518,975)     (736,023)
Debt issuance costs                                                                       --          (2,103)
Repurchase of common stock                                                             (27,686)         --
Proceeds from issuance of common stock, net of offering costs, and
     exercise of stock options                                                           1,343       187,445
                                                                                     ---------     ---------
              Net cash provided by financing activities                                  2,013         8,935
                                                                                     ---------     ---------

     Net change in cash and cash equivalents                                             9,245        23,719
     Cash and cash equivalents at the beginning of period                                8,819         8,093
                                                                                     ---------     ---------
     Cash and cash equivalents at the end of period                                  $  18,064     $  31,812
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

     The unaudited condensed consolidated balance sheet as of September 30, 2000, the unaudited condensed consolidated statements of operations for the three months and nine months ended September 30, 2000 and 1999, and the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2000 and 1999, in the opinion of management, have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of the results of the interim periods. All adjustments reflected in the condensed consolidated financial statements are of a normal recurring nature. Results for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

     In December 1999, the staff of the SEC issued Staff Accounting Bulletin
(SAB) 101, "Revenue Recognition in Financial Statements." SAB 101 outlines the basic criteria that must be met to recognize revenue, and provides guidelines for disclosure related to revenue recognition policies. This guidance is required to be implemented in the fourth quarter of 2000. The Company is currently completing its review of this guidance in order to determine the impact of its provisions, if any, on the consolidated financial statements.

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


6.       EARNINGS PER SHARE

     The following tables set forth the details of basic and diluted earnings per share before extraordinary item:

                                                              THREE MONTHS ENDED
                                                                 SEPTEMBER 30
Dollars in thousands, except per share amounts               2000           1999
----------------------------------------------------------------------------------
Income before extraordinary item                        $    14,603    $    13,757
                                                        ===========    ===========
Weighted average common shares outstanding used in
   computing basic earnings per share                    44,938,713     47,737,465
Common shares issuable upon exercise of
   dilutive stock options                                 2,414,878      3,958,098
                                                        -----------    -----------
Weighted average common shares outstanding and
   common share equivalents used in computing
   diluted earnings per share                            47,353,591     51,695,563
                                                        ===========    ===========

Earnings per share before extraordinary item:
   Basic                                                $      0.32    $      0.29
   Diluted                                                     0.31           0.27
----------------------------------------------------------------------------------

                                                              NINE MONTHS ENDED
                                                                 SEPTEMBER 30
Dollars in thousands, except per share amounts               2000           1999
----------------------------------------------------------------------------------
Income before extraordinary item                        $    36,589    $    28,222
Interest on convertible debt                                   --              595
                                                        -----------    -----------
    Earnings used in diluted earnings per share
      before extraordinary item                         $    36,589    $    28,817
                                                        ===========    ===========
Weighted average common shares outstanding
   used in computing basic earnings per share
                                                         45,543,223     41,461,797
Common shares issuable upon exercise of
   dilutive stock options                                 2,478,928      3,946,624
Assumed conversion of convertible debt                         --        1,169,393
                                                        -----------    -----------
Weighted average common shares outstanding and
   common share equivalents used in computing
   diluted earnings per share                            48,022,151     46,577,814
                                                        ===========    ===========

Earnings per share before extraordinary item:
   Basic                                                $      0.80    $      0.68
   Diluted                                                     0.76           0.62
----------------------------------------------------------------------------------


7.       COMPREHENSIVE INCOME

     The following tables set forth comprehensive income and its components:

                                                            THREE MONTHS ENDED
                                                               SEPTEMBER 30
In thousands                                                 2000        1999
-------------------------------------------------------------------------------
Net income                                                $ 14,603     $ 13,757
Foreign currency translation adjustment                       (149)          98
                                                          --------     --------
Comprehensive income                                      $ 14,454     $ 13,855
-------------------------------------------------------------------------------

                                                             NINE MONTHS ENDED
                                                               SEPTEMBER 30
In thousands                                                 2000        1999
-------------------------------------------------------------------------------
Net income                                                $ 36,589     $ 17,715
Foreign currency translation adjustment                       (533)         615
                                                          --------     --------
Comprehensive income                                      $ 36,056     $ 18,330
-------------------------------------------------------------------------------

8.       CASH FLOW STATEMENT

     Supplemental cash flow information with respect to acquisitions was as follows:

                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30
In thousands                                                2000        1999
-------------------------------------------------------------------------------
Details of acquisitions:
   Fair value of assets acquired                           29,537      37,511
   Deferred acquisition payment                             3,353      30,000
   Liabilities assumed                                     (7,726)     (6,600)
   Deferred acquisition payable                            (7,750)     (2,300)
                                                          -------     -------
Cash paid for acquisitions                                 17,414      58,611
-------------------------------------------------------------------------------

     The consolidated statement of cash flows for the nine months ended September 30, 1999 reflects a reclass of certain amounts in order to conform to the full year presentation in the Company's 1999 Annual Report on Form 10-K.

     Noncash financing activities not reflected in the consolidated statement of cash flows for the nine months ended September 30, 1999, consisted of $21.5 million related to the termination of the redemption feature for redeemable Class A common stock and the conversion of $31.5 million of convertible notes into WESCO common stock.

9.       OTHER FINANCIAL INFORMATION

     In June 1998, WESCO Distribution, Inc. issued $300 million of 9 1/8% senior subordinated notes. The senior subordinated notes are fully and unconditionally guaranteed by WESCO International, Inc. on a subordinated basis to all existing and future senior indebtedness of WESCO International, Inc. Summarized financial information for WESCO Distribution, Inc. is as follows:

BALANCE SHEET DATA

                                                           SEPTEMBER 30   DECEMBER 31
In thousands                                                   2000          1999
-----------------------------------------------------------------------------------
Current assets                                               754,087    $  653,801
Noncurrent assets                                            389,340       374,992
Current liabilities                                          522,732       454,785
Long-term debt                                               457,634       422,539
Other noncurrent liabilities                                  34,594        34,164
Total liabilities and stockholders' equity                 1,143,427     1,028,793
-----------------------------------------------------------------------------------

STATEMENT OF OPERATIONS DATA

                                                           THREE MONTHS ENDED
                                                               SEPTEMBER 30
In thousands                                                2000       1999
------------------------------------------------------------------------------
Net sales                                                 974,671    903,216
Gross profit                                              177,289    156,356
Income from operations                                     42,354     38,240
Net income                                                 14,603     13,757
------------------------------------------------------------------------------

                                                             NINE MONTHS ENDED
                                                                SEPTEMBER 30
In thousands                                                 2000          1999
--------------------------------------------------------------------------------
Net sales                                                 2,887,342    2,544,782
Gross profit                                                512,898      452,150
Income from operations                                      111,805       98,681
Net income                                                   36,589       20,117
--------------------------------------------------------------------------------

     Prior to the June 1998 issuance of the senior discount notes and subsequent to the offering in May 1999, WESCO Distribution, Inc. financial information was identical to that of WESCO's presented herein.

10.      SUBSEQUENT EVENT

     In October 2000, WESCO acquired a significant portion of the assets and assumed a significant portion of the liabilities of KVA Supply Company, an electrical distributor with locations in Colorado and California. This transaction will be accounted for under the purchase method of accounting. The acquired business had net sales of approximately $30 million in 1999.

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

GENERAL
     WESCO is a full-line distributor of electrical supplies and equipment and is a provider of integrated supply procurement services. WESCO currently operates more than 340 branch locations and five distribution centers in the United States, Canada, Mexico, Puerto Rico, Guam, the United Kingdom, the Balkans and Singapore. WESCO serves over 130,000 customers worldwide, offering over 1,000,000 products from over 23,000 suppliers. WESCO's diverse customer base includes a wide variety of industrial companies; contractors for industrial, commercial and residential projects; utility companies, and commercial, institutional and governmental customers. Approximately 90% of WESCO's net sales are generated from operations in the U.S., 8% from Canada and the remainder from other countries.

RECENT DEVELOPMENTS
     Recent developments affecting the results of operations and financial position of WESCO include the following:

     In October 2000, WESCO acquired a significant portion of the assets and assumed a significant portion of the liabilities of KVA Supply Company, an electrical distributor with locations in Colorado and California. This transaction will be accounted for under the purchase method of accounting. The acquired business had net sales of approximately $30 million in 1999.

     In May 2000, WESCO's board of directors authorized an additional $25 million to be added to its existing $25 million share repurchase program which was authorized in November 1999. As of October 31, 2000, WESCO has purchased $32.7 million of common stock pursuant to this program. Approximately $27.7 million was spent during the nine-month period ended September 30, 2000.

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

RESULTS OF OPERATIONS
Third Quarter of 2000 versus Third Quarter of 1999

     The following table sets forth the percentage relationship to net sales of certain items in WESCO's condensed consolidated statements of operations for the periods presented:

                                                         THREE MONTHS ENDED
                                                             SEPTEMBER 30
                                                         2000        1999
-----------------------------------------------------------------------------
Net sales                                                 100.0%    100.0%
Gross profit                                               18.2      17.3
Selling, general and administrative expenses               13.2      12.5
Depreciation and amortization                               0.7       0.6
                                                          -----     -----
    Income from operations                                  4.3       4.2
Interest expense                                            1.1       1.2
Other expense                                               0.7       0.5
                                                          -----     -----
    Income before income taxes                              2.5       2.5
Provision for income taxes                                  1.0       1.0
                                                          -----     -----
    Net income                                              1.5%      1.5%
-----------------------------------------------------------------------------

     Net Sales. Net sales in the third quarter of 2000 increased $71.5 million, or 7.9%, to $974.7 million compared with $903.2 million in the prior-year quarter, primarily due to sales growth attributable to the Company's core business and, to a lesser extent, sales of acquired companies. Core business net sales increased approximately 6% over the prior year quarter.

     Gross Profit. Gross profit for the third quarter of 2000 increased $20.9 million to $177.3 million from $156.4 million in the third quarter of 1999. Gross profit margin increased to 18.2% in the current-year quarter from 17.3% in the third quarter of 1999. This increase was principally due to a higher billing margin as well as benefits related to the higher sales volumes in the current year such as supplier purchase rebates, offset, in part, by continued increased inbound transportation costs.

     Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses increased $15.6 million, or 13.8%, to $128.6 million. Excluding SG&A expenses associated with companies acquired during the current year, SG&A expenses increased 11.1%. The increase was due to increased payroll related costs in the quarter to quarter comparison principally due to a $5.5 million reduction in incentive-based compensation expenses and a $4.3 million reduction in certain discretionary benefits in the third quarter of 1999. As a percentage of sales, SG&A expenses increased to 13.2% compared with 12.5% in the prior year quarter reflecting the aforementioned compensation expense reduction in the prior year quarter.

     Depreciation and Amortization. Depreciation and amortization increased $1.3 million to $6.3 million reflecting higher amortization of goodwill from acquisitions and increases in property, buildings and equipment over the prior year.

     Interest and Other Expense. Interest expense totaled $11.0 million for the third quarter of 2000, an increase of $0.4 million from the same period in 1999. Other expense totaled $7.0 million and $4.7 million in the third quarter of 2000 and 1999, respectively, reflecting costs associated with the accounts receivable securitization. The $2.3 million increase was due to an increase in the amount of securitized accounts receivable.

     Income Taxes. Income tax expense totaled $9.7 million in the third quarter of 2000 and the effective tax rate was 39.9%. In the third quarter of 1999, income tax expense totaled $9.1 million and the effective tax rate was 39.8%. The effective tax rates differ from the federal statutory rate primarily due to state income taxes and nondeductible expenses.

     Net Income. For the third quarter of 2000, net income totaled $14.6 million, or $0.31 per diluted share, compared with $13.8 million and $0.27 per diluted share, respectively, in the third quarter of 1999. The increases in the comparison are primarily due to increased operating income partially offset by increased interest expense, increased other expense, and increased income tax expense.

Nine Months Ended September 30, 2000 versus Nine Months Ended September 30, 1999

     The following table sets forth the percentage relationship to net sales of certain items in WESCO's condensed consolidated statements of operations for the periods presented:

                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30
                                                           2000       1999
--------------------------------------------------------------------------
Net sales                                                 100.0%    100.0%
Gross profit                                               17.8      17.8
Selling, general and administrative expenses               13.3      13.3
Depreciation and amortization                               0.6       0.6
                                                          -----     -----
    Income from operations                                  3.9       3.9
Interest expense                                            1.1       1.5
Other expense                                               0.7       0.6
                                                          -----     -----
    Income before income taxes and
      extraordinary item                                    2.1       1.8
Provision for income taxes                                  0.8       0.7
                                                          -----     -----
    Income before extraordinary item                        1.3       1.1
Extraordinary item                                         --        (0.4)
                                                          -----     -----
    Net income                                              1.3%      0.7%

--------------------------------------------------------------------------

     Net Sales. Net sales in the first nine months of 2000 increased $342.6 million, or 13.5%, to $2.89 billion primarily due to sales growth attributable to the Company's core business and, to a lesser extent, net sales of acquired businesses. Core business sales increased approximately 11% over the prior year period.

     Gross Profit. Gross profit for the first nine months of 2000 increased $60.7 million or 13.4% to $512.9 million from $452.2 million in 1999. Gross profit margin remained flat at 17.8%. Billing margins were also even with the prior year.

     Selling, General and Administrative Expenses. SG&A expenses increased $44.6 million, or 13.2%, to $383.2 million. Excluding SG&A expenses associated with companies acquired during 1999 and 2000, SG&A expenses increased 9.6%. The increase was principally due to increased payroll-related costs due, in part, to reductions in certain incentive-based compensation expenses and a reduction in certain discretionary benefits in the prior year. The remainder of the increase was associated with certain expenses that are variable in nature and increase when sales increase. As a percentage of net sales, SG&A expenses remained constant with the prior year at 13.3%.

     Depreciation and Amortization. Depreciation and amortization increased $3.0 million to $17.9 million reflecting higher amortization of goodwill from acquisitions and increases in property, buildings and equipment over the prior year.

     Interest and Other Expense. Interest expense totaled $32.7 million for the first nine months of 2000, a decrease of $4.8 million from the same period in 1999. The decrease was primarily due to the lower level of borrowings since WESCO completed its initial public offering in the second quarter of 1999, as well as the increased level of securitized accounts receivable. Other expense totaled $18.2 million and $14.2 million for the first nine months of 2000 and 1999, respectively, reflecting costs associated with the accounts receivable securitization. The $4.0 million increase was principally due to the increased level of securitized accounts receivable noted above.

     Income Taxes. Income tax expense totaled $24.3 million and $18.7 million in the first nine months of 2000 and 1999, respectively. The effective tax rate for both 2000 and 1999 was 39.9%. The effective tax rate differs from the federal statutory rate primarily due to state income taxes and nondeductible expenses.

     Income Before Extraordinary Item and Net Income. For the first nine months of 2000, income before extraordinary item totaled $36.6 million, or $0.76 per diluted share, compared with $28.2 million, or $0.62 per diluted share, in the first nine months of 1999. The increases are due primarily to increased operating income and decreased interest costs, net of taxes.

     Net income and diluted earnings per share totaled $36.6 million and $0.76, respectively, for the first nine months of 2000, compared with $17.7 million, or $0.39 per diluted share, for the first nine months of 1999. Net income in 1999 includes an extraordinary loss of $10.5 million, or $0.23 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES
     Total assets were $1.14 billion and $1.03 billion at September 30, 2000 and December 31, 1999, respectively. In addition, stockholders' equity was $128.5 million at September 30, 2000 compared to $117.3 million at December 31, 1999. Debt was $459.8 million at September 30, 2000 as compared to $426.4 million at December 31, 1999, an increase of $33.4 million.

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

     An analysis of cash flows for the first nine months of 2000 and 1999 follows:

     Operating Activities. Cash provided by operating activities totaled $38.6 million in the first nine months of 2000, compared to $80.7 million in the prior year. In connection with WESCO's asset securitization program, cash provided by operations in 2000 and 1999 included proceeds of $40.0 million and $60.0 million, respectively, from the sale of accounts receivable. Excluding these transactions, cash used in operating activities was $1.4 million in 2000 compared to cash provided of $20.7 million in 1999. On this basis, the $22.1 million decrease in operating cash flow was primarily due to a net increase in the change in certain components of working capital compared to 1999. This increase was due principally to the increased sales volume in the current year.

     Investing Activities. Net cash used in investing activities was $31.3 million in the first nine months of 2000, compared to $65.9 million in 1999. Cash used for investing activities was lower in 2000 primarily due to a $41.2 million decrease in cash paid for acquisitions, certain cash receipts from an affiliate in 1999 and, to a lesser extent, lower capital expenditures in 2000. WESCO's capital expenditures for the nine months of 2000 were for computer equipment and software and branch and distribution center facility improvements. The decrease was primarily due to lower expenditures in the current year for computer equipment and distribution facility improvements and a 1999 land purchase.

     Financing Activities. Cash provided by financing activities totaled $2.0 million for the first nine months of 2000 primarily reflecting WESCO's ongoing common stock purchase program being offset by increased borrowings. In the first nine months of 1999, cash provided by financing activities totaled $8.9 million, principally related to the Company's initial public offering, partially offset by debt repayments.

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

     In addition to cash generated from operations and amounts available under the credit facilities, WESCO uses a receivables facility to provide liquidity and may sell trade accounts receivables, on a revolving basis. In the third quarter of 2000, the Company increased the amount of securitized accounts receivable by $25 million to the current limit of $375 million.

     In May 2000, WESCO's board of directors authorized an additional $25 million to be added to its existing $25 million share repurchase program which was authorized in November 1999. As of October 31, 2000, WESCO has purchased $32.7 million of common stock pursuant to this program, since its inception.

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

SEASONALITY
     WESCO's operating results are affected by certain seasonal factors. Sales are typically at their lowest during the first quarter due to a reduced level of activity during the early part of the year due to the cold and unpredictable weather. Sales increase during the warmer months beginning in March and continuing through November due to favorable conditions for construction and the tendency of companies to schedule maintenance and capital improvement spending during the middle and latter part of the year. Sales drop again slightly in December as the weather cools and also as a result of reduced level of activity during the holiday season. As a result, WESCO reports sales and earnings in the first and fourth quarters that are generally lower than that of the remaining quarters.

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

      27        Financial Data Schedule

     A copy of this exhibit may be retrieved electronically at the Securities and Exchange Commission's home page at www.sec.gov. Exhibits will also be furnished without charge by writing to Stephen A. Van Oss, Vice President, Chief Financial Officer, Commerce Court, Four Station Square, Suite 700, Pittsburgh, Pennsylvania 15219. Requests may also be directed to (412) 454-2200.

(b)      REPORTS ON FORM 8-K

     None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on November 14, 2000 on its behalf by the undersigned thereunto duly authorized.

                          WESCO International, Inc. and Subsidiaries

                          By:       /s/ Stephen A. Van Oss
                                    ---------------------------------------
                                    Stephen A. Van Oss
                                    Vice President, Chief Financial Officer