Form 10-K
period 2000-12-30
WESCO INTERNATIONAL INC
filed 2001-04-02
CIK 929008

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

     (MARK ONE)
         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

         [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                    FOR THE TRANSITION PERIOD FROM ______ TO ________

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    As of February 22, 2001, 40,158,973 shares of Common Stock, par value $.01 per share ("Common Stock") and 4,653,131 shares of Class B Common Stock, par value $.01 per share ("Class B Common Stock") of the registrant were outstanding. The registrant estimates that as of February 22, 2001, the aggregate market value of the voting shares held by non-affiliates of the registrant was approximately $154.1 million based on the closing price on the New York Stock Exchange for such stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:

      Part III of this Form 10-K incorporates by reference portions of the registrant's Proxy Statement.

                            WESCO INTERNATIONAL, INC.

                                DECEMBER 31, 2000



                                TABLE OF CONTENTS

                                                                                      PAGE
                                                                                      -----
                                       PART I
Item 1.   Business...................................................................    2

Item 2.   Properties.................................................................   10

Item 3.   Legal Proceedings..........................................................   10

Item 4.   Submission of Matters to a Vote of Security Holders........................   10

          Executive Officers ........................................................   11

                                     PART II

Item 5.   Market for Registrant's Common Stock and Related Stockholder Matters.......   12

Item 6.   Selected Financial Data....................................................   13

Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations......................................................   14

Item 7A.  Quantitative and Qualitative Disclosures About Market Risks................   20

Item 8.   Financial Statements.......................................................   20

Item 9.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosures......................................................   20

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.........................   21

Item 11.  Executive Compensation.....................................................   21

Item 12.  Security Ownership of Certain Beneficial Owners and Management.............   21

Item 13.  Certain Relationships and Related Transactions.............................   21

                                                 PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K............   21

          Signatures.................................................................   24

          Index to Consolidated Financial Statements.................................   25

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

OVERVIEW

    With sales of almost $3.9 billion in 2000, we are a leading provider of electrical products and other industrial MRO supplies and services in North America. We are the second largest distributor in the $79 billion U.S. electrical distribution industry, which has grown at a compounded annual rate of approximately 7% over the last 15 years. We are also a provider of Integrated Supply services. Our Integrated Supply solutions and outsourcing services fulfill all of a customer's industrial MRO procurement needs through a highly automated, proprietary electronic procurement and inventory replenishment system. Demand for Integrated Supply services has increased approximately 56% annually since 1994, and the total U.S. market potential, measured as all purchases of industrial MRO supplies and services, is estimated to be $260 billion.

    We have over 350 branches and five distribution centers located in 48 states, nine Canadian provinces, Puerto Rico, Mexico, Guam, the United Kingdom and Singapore. We serve over 130,000 customers worldwide, offering over 1,000,000 products from over 23,000 suppliers. Our diverse customer base includes a wide variety of industrial companies; contractors for industrial, commercial and residential projects; utility companies; and commercial, institutional and governmental customers.

    We have acquired 24 companies since August 1995, representing annual sales of approximately $1.3 billion. Combining strong internal growth with acquisitions, our net sales and earnings before interest, taxes, depreciation and amortization ("EBITDA") (as defined in Item 6 "Selected Financial Data") have increased at a compounded annual growth rate of approximately 16% and 31%, respectively, since 1994.

INDUSTRY OVERVIEW

    Electrical Distribution

    With 2000 sales estimated at $79 billion, the U.S. industry is large and growing. The industry is also stable with compounded annual growth of 7% since 1985, and it is projected to grow another 7% in 2001. The U.S. electrical distribution industry is also highly fragmented. In 1999, the latest year for which data is available, the four national distributors, including WESCO, accounted for less than 16% of estimated total industry sales.

    Integrated Supply

    Demand for Integrated Supply services is growing rapidly, as more companies realize they can lower costs by outsourcing their MRO procurement and related services. Since the customer's costs of procuring high volumes of low dollar value MRO supplies can be over 50% of the cost of the products, such improvements can be significant. The total market for MRO industrial supplies is approximately $260 billion. Within that market, Integrated Supply has more than doubled from $5 billion in 1997 to over $10 billion in 2000, or 27% per year. Recent projections estimate that the Integrated Supply market will reach $18.4 billion by 2004.

OUR BUSINESS STRATEGY

    Our objective is to be the leading provider of electrical products and other MRO supplies and services to companies in North America and selected international markets. In achieving this leadership position, our goal is to grow earnings at a faster rate than sales by focusing on margin enhancement and continuous productivity improvement. Our growth strategy leverages our existing strengths and focuses on developing new initiatives and programs.

    ENHANCE OUR LEADERSHIP POSITION IN ELECTRICAL DISTRIBUTION. We intend to leverage our extensive market presence and brand equity in the WESCO name to further our leadership position in electrical distribution. We are the second largest electrical distributor in the U.S. and, through our value-added products and services, we believe we have become the industry leader in serving several important and growing markets including:

     o industrial customers with large, complex plant maintenance operations, many of which require a national multi-site service solution for their electrical distribution product needs;
     o large contractors for major industrial and commercial construction projects;
     o    the electric utility industry; and
     o manufacturers of factory-built homes, recreational vehicles and other modular structures.

    GROW NATIONAL PROGRAMS. Since 1994, revenue from our National Accounts program has increased in excess of 15% annually. We will continue to invest in the expansion of this program. Through our National Accounts program, we coordinate electrical MRO procurement and purchasing activities primarily for large industrial and commercial companies across multiple locations. We have well established relationships with over 300 companies, providing us with a recurring base of revenue through multi-year agreements. Our objective is to continue to increase revenue generated through our National Accounts program by:

     o increasing sales to existing National Account customers through new products, more services and additional locations;
     o extending established National Account relationships to include Integrated Supply;
     o expanding our customer base by leveraging our existing expertise and presence within the automotive, petrochemical, pulp and paper, metals and mining industries and food processing; and
     o building strong positions in additional industry segments such as multi-site retail, financial, commercial and telecommunications.

    In addition, through our Major Projects Group, we are increasing our focus on large projects such as industrial sites, water treatment plants, airport expansions, healthcare facilities, correctional institutions and new sports stadiums. We intend to secure new Major Projects contracts through:

     o aggressive national marketing of our demonstrated project management capabilities;
     o further development of relationships with leading contractors and engineering firms;
     o close coordination with National Accounts customers on their renovation and new plant improvement projects; and
     o comprehensive materials management services, involving a multi-commodity Integrated Supply approach to contractor materials for large projects.

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

    PURSUE STRATEGIC ACQUISITIONS. We have completed 24 acquisitions since August 1995, which represent annual sales of approximately $1.3 billion.
We believe that the highly fragmented nature of the electrical and industrial MRO distribution industry will provide us with a number of acquisition opportunities. We utilize a disciplined approach toward acquisitions which includes well-defined strategic criteria and established targets for return on investment and earnings accretion.

    EXPAND PRODUCT AND SERVICE OFFERINGS. We continue to build on our demonstrated ability to introduce new products and services to meet customer demands and capitalize on market opportunities. WESCO is committed to developing new customers in the education, retail, healthcare, financial services, government and telecommunications market segments. As the market for data and electrical products converge, WESCO has integrated our Data Communications efforts into our core electrical business. Our existing electrical sales force has been trained to sell data communications products resulting in significant new data and electrical projects with large commercial banks, schools and telecommunications service providers. In addition, through our WR Controls Division, we now have the platform to sell integrated lighting control and power distribution equipment in a single package for multi-site specialty retailers, restaurant chains and department stores. This is another attractive growth market where our National Accounts strategies and logistics infrastructure provides measurable benefits for renovation, new construction and ongoing maintenance activities.

    LEVERAGE OUR E-COMMERCE AND INFORMATION SYSTEM CAPABILITIES. We conduct a significant amount of business electronically and continue to invest in information technology to create tighter linkages with both customers and suppliers. Our electronic transaction management capabilities lower costs and shorten cycle time in the supply chain process for our customers and for us by:

     o routinely processing customer orders, shipping notices, supplier purchase orders and funds transfer electronically with our trading partners;
     o creating tighter linkages to both customers and suppliers through the use of technological advances, including an ability to check product availability, receive pricing information, and order product real-time directly from branches or over the Internet;
     o providing low cost, highly functional processing of a full-range of our business operations such as customer service, inventory, logistics management, accounting and administrative support; and
     o analyzing market potential, sales performance and cost of doing business by branch, customer, product, sales representative and shipment type enabling us to work with customers to streamline activities and reduce costs.

    EXPAND OUR INTERNATIONAL OPERATIONS. Our international sales, the majority of which are in Canada, accounted for 10% of sales in 2000. We believe that there is significant additional demand for our products and services outside the U.S. and Canada. Many of our multinational domestic customers are seeking distribution, Integrated Supply and project management solutions globally. Our approach to international operations is consistent with our domestic philosophy. We follow our established customers and pursue business that we believe utilizes and extends our existing capabilities. This strategy of working through well-developed customer and supplier relationships reduces risks and provides the opportunity to establish a profitable business. We continue to pursue growth opportunities in existing locations such as Aberdeen, Scotland; London, England and Mexico as well as take advantage of various export opportunities in Latin America and Africa. To take advantage of these growth opportunities, WESCO is working toward forming strategic alliances in critical markets.

ACQUISITION AND INTEGRATION PROGRAM

    Our strategic acquisition program has been an important element in our objective to be the leader in the markets we serve. Our philosophy toward growth includes a continuous evaluation to determine whether a particular opportunity, capability or customer need is best developed internally or purchased through a strategic acquisition. We believe that the highly fragmented nature of the electrical distribution industry will continue to provide us with a significant number of acquisition opportunities. We continue to evaluate potential acquisitions, including those in the electrical distribution industry, the Integrated Supply market and other non-electrical distributors that would complement our customers' overall supply needs. However, as we continue to improve our internal capabilities, the strategic and financial benefits from acquisitions will be evaluated more critically. We have completed 24 acquisitions since August 1995, representing total annual sales of approximately $1.3 billion.

                            WESCO ACQUISITION HISTORY
                              (DOLLARS IN MILLIONS)

         YEAR                              ACQUISITIONS    BRANCH LOCATIONS      ANNUAL SALES(1)
         ---------------------------------------------------------------------------------------

         1995............................        2                 2              $      47
         1996............................        7                67                    418
         1997............................        2                 9                     52
         1998............................        6                21                    608
         1999............................        4                 5                     70
         2000............................        3                17                     92
                                           ----------------------------------------------------
              Total......................       24               121                 $1,287

         -----------------
         (1) Represents our estimate of annual sales of acquired businesses at the time of acquisition, based on our review of internal and/or audited statements of the acquired business.

    In March 2001, WESCO completed its acquisition of all of the outstanding common stock of Herning Underground Supply, Inc. and Alliance Utility Products, Inc. (collectively "Herning") headquartered in Hayward, California. Herning, a distributor of gas, lighting and communication utility products, reported net sales of approximately $112 million in 2000. This acquisition will be accounted for under the purchase method of accounting.

    Our business development department consists of a small team of professionals who locate, evaluate and negotiate all aspects of any acquisition, with particular emphasis on compatibility of management philosophy and strategic fit. Since 1995, we have considered over 300 potential acquisitions. We initially evaluate potential acquisitions based on their ability to:

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

    We purchase products from a diverse group of over 23,000 suppliers. In 2000, our ten largest suppliers accounted for approximately 32% of our purchases. The largest of these was Eaton Corporation, through its Cutler-Hammer division, accounting for approximately 13% of total purchases. No other supplier accounted for more than 5%.

    Our supplier relationships are important to us, providing access to a wide range of products, technical training and sales and marketing support. We have preferred supplier agreements with approximately 150 of our suppliers and purchase approximately 65% of our stock inventory pursuant to these agreements. Consistent with industry practice, most of our agreements with suppliers, including both distribution agreements and preferred supplier agreements, are terminable by either party on no more than 60 days' notice.

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

    NATIONAL ACCOUNTS PROGRAMS. The typical National Account customer is a Fortune 500 industrial company, a large utility or other major customer, in each case with multiple locations. Our National Accounts programs provide customers with total supply chain cost reductions by coordinating purchasing activity for MRO supplies across multiple locations. Comprehensive implementation plans establish jointly-managed teams at the local and national level to prioritize activities, identify key performance measures and track progress against objectives. We involve our preferred suppliers early in the implementation process, where they can contribute expertise and product knowledge to accelerate program implementation and the achievement of cost savings and process improvements.

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

     MAJOR PROJECTS. We have a Major Projects Group, comprised of our most experienced construction management personnel, which focuses on serving the complex needs of North America's largest engineering and construction firms and the top 50 U.S. electrical contractors on a multi-regional basis. These contractors typically specialize in building industrial sites, water treatment plants, airport expansions, healthcare facilities, correctional institutions and new sports stadiums.

MARKETS AND CUSTOMERS

    We have a large base of approximately 130,000 customers diversified across our principal markets. While one customer accounted for approximately 3% of 2000 sales, no other customer accounted for more than 2%.

    INDUSTRIAL CUSTOMERS. Sales to industrial customers, which include numerous manufacturing and process industries, and original equipment manufacturers ("OEMs") accounted for approximately 43% of our sales in 2000.

    MRO products are needed to maintain and upgrade the electrical and communications networks at all industrial sites. Expenditures are greatest in the heavy process industries, such as food processing, pulp and paper and petrochemical. Typically, electrical MRO is the first or second ranked product category by purchase value for total MRO requirements for an industrial site. Other MRO product categories include, among others, lubricants; pipe, valves and fittings; fasteners; cutting tools and power transmission products.

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

    ELECTRICAL CONTRACTORS. Sales to electrical contractors accounted for approximately 36% of our sales in 2000. These customers range from large contractors for major industrial and commercial projects, the customer types we principally serve, to small residential contractors, which represent a small portion of our sales. Electrical products purchased by electrical sub-contractors typically account for approximately 40% to 50% of their installed project cost, and, therefore, accurate cost estimates and competitive material costs are critical to a contractor's success in obtaining profitable projects.

    UTILITIES. Sales to utilities accounted for approximately 16% of our sales in 2000. This market includes large investor-owned utilities, rural electric cooperatives and municipal power authorities. We provide our utility customers with power line products and an extensive range of supplies to meet their MRO and capital projects needs. Full materials management and procurement outsourcing arrangements are also important in this market as cost pressures and deregulation cause utility customers to streamline purchasing and inventory control practices.

    COMMERCIAL, INSTITUTIONAL AND GOVERNMENTAL CUSTOMERS ("CIG"). Sales to CIG customers accounted for approximately 5% of our sales in 2000. This fragmented market includes schools, hospitals, property management firms, retailers and government agencies of all types. Through our WR Controls Division, we now have a platform to sell integrated lighting control and distribution equipment in a single package for multi-site specialty retailers, restaurant chains and department stores.

DISTRIBUTION NETWORK

    BRANCH NETWORK. We have over 350 branches, of which approximately 290 are located in the U.S., approximately 50 are located in Canada and the remainder are located in Puerto Rico, Mexico, Guam, the United Kingdom and Singapore. Over the last three years, we have opened approximately seven branches per year, principally to service National Account customers. In addition to consolidations in connection with acquisitions, we occasionally close or consolidate existing branch locations to improve operating efficiency.

     DISTRIBUTION CENTERS. To support our branch network, we have five distribution centers located in the United States and Canada, including facilities located near Pittsburgh, Pennsylvania, serving the Northeast and Midwest U.S.; near Reno, Nevada, serving the Western U.S.; near Memphis, Tennessee, serving the Southeast and Central U.S.; near Montreal, Quebec, serving Eastern and Central Canada; and near Vancouver, British Columbia, serving Western Canada.

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

    DATA COMMUNICATIONS. Sales of premise cable, connectors, hardware, network electronics and outside plant products are generated by our general sales force and a dedicated group of outside and inside data communications sales representatives. They are supported by a centralized customer service center and additional resources in product management, purchasing, inventory control and sales management. We also have a training organization that provides our general sales force and customers with state-of-the-art, industry certified product and installation training.

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

     e-COMMERCE. We established our initial electronic catalog on the Internet in 1996. Since that time, we have worked with a variety of large customers to establish customized electronic catalogs for their use in internal systems. Additionally, in 1999 we began a process of providing electronic catalogs to multiple e-commerce service providers, trade exchanges and industry specific electronic commerce portals. Our e-business strategy is to serve existing customers by tailoring our catalog and Internet-based procurement applications to their internal systems or through their preferred technology and trading exchange partnerships. Additionally, we have entered into several e-business partnerships with leading technology or marketing oriented e-portals that target selected market segments and will continue to do so. Through these niche oriented marketing arrangements, we expect to reach thousands of new customers who were previously not served through WESCO's sales force.

     We have initiated "WESCO Direct," a new direct ship fulfillment operation, responsible for supporting smaller customers and select national account locations. Customers can order over 35,000 electrical and data communications products stocked in WESCO warehouses through a centralized customer service center or over the Internet on wescodirect.com. A proactive telesales approach utilizing catalogs, direct mail, e-mail and personal phone selling is used to provide a high level of customer service. In support of this initiative, WESCO recently introduced a lighting catalog and is in the process of completing a new comprehensive electrical catalog.

INTERNATIONAL OPERATIONS

    To serve the Canadian market, we operate a network of approximately 50 branches in nine provinces. Branch operations are supported by two distribution centers located near Montreal and Vancouver. With sales of approximately US $320 million, Canada represented 8.2% of our total sales in 2000. The Canadian market for electrical distribution is considerably smaller than the U.S. market, with roughly US $2.9 billion in total sales in 2000, according to industry sources.

    We sell internationally through domestic export sales offices located within North America and sales offices in international locations. We have operations in Aberdeen, Scotland and London, England to support our sales efforts in Europe, Africa and the former Soviet Union, and an office in Singapore to support our sales in Asia. We also have branch operations in Mexico.

MANAGEMENT INFORMATION SYSTEMS

    Our corporate information system, WESNET, provides processing for a full range of our business operations, such as customer service, inventory and logistics management, accounting and administrative support. The system utilizes decision support, executive information system analysis and retrieval capabilities to provide extensive operational analysis and detailed income statement and balance sheet variance and trend reporting at the branch level. The system also provides activity-based costing capabilities for analyzing profitability by customer, sales representative and shipment type. Sales and margin trends and variances can be analyzed by branch, customer, product category, supplier or account representative.

    The WESNET system is fully distributed within WESCO, and every branch (other than our Bruckner Integrated Supply Division and certain newly acquired branches) utilizes its own computer system to support local business activities. All branch operations are linked through a wide area network to centralized information on inventory status in our distribution centers as well as other branches and an increasing number of on-line suppliers. Recent advances in WESNET capabilities make it possible to consolidate administrative and procurement functions, and bring systematic improvement through new pricing systems and controls. EESCO, one of our largest acquisitions to-date, was integrated into the WESNET system during the third quarter of 2000.

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

COMPETITION

    WESCO operates in a highly competitive industry. We compete directly with national, regional and local providers of electrical and other industrial MRO supplies. Competition is primarily focused on the local service area, and is generally based on product line breadth, product availability, service capabilities and price. Another source of competition is buying groups formed by smaller distributors to increase purchasing power and provide some cooperative marketing capability. While increased buying power may improve the competitive position of buying groups locally, we believe these groups have not been able to compete effectively with us for National Account customers due to the difficulty in coordinating a diverse ownership group. During 1999 and 2000 numerous special purpose Internet-based procurement service companies, auction businesses, and trade exchanges were organized. Many of them targeted industrial MRO and contractor customers of the type served by WESCO. WESCO responded with its own e-Commerce capabilities and as of year-end 2000, business losses, if any, to competitors of this type were minimal. We expect that numerous new competitors will develop over time as Internet-based enterprises become more established and refine their service capabilities.

EMPLOYEES

    As of December 31, 2000, we had approximately 6,000 employees worldwide, of which approximately 5,200 were located in the U.S. and approximately 800 in Canada and our other international locations. Less than 5% of our employees are represented by unions. We believe our labor relations are generally good.

INTELLECTUAL PROPERTY

    Our trade and service marks, including "WESCO," "the extra effort people(R)," and the running man design, are filed in the U.S. Patent and Trademark Office, the Canadian Trademark Office and the Mexican Instituto de la Propriedad Industrial.

ENVIRONMENTAL MATTERS

    We believe that we are in compliance in all material respects with applicable environmental laws. We do not expect significant capital expenditures for environmental control matters in the current year or in the near future.

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

ITEM 2.  PROPERTIES.

    We have over 350 branches, of which approximately 290 are located in the U.S., approximately 50 are located in Canada and the remainder are located in Puerto Rico, Mexico, Guam, the United Kingdom and Singapore. Approximately 30% of branches are owned facilities, and the remainder are leased.

    The following table summarizes our distribution centers:

    LOCATION                                            SQUARE FEET     LEASED/OWNED
    -------------------------------------------------------------------------------------
    Warrendale, PA..................................      252,700      Owned and Leased
    Sparks, NV......................................      196,800      Leased
    Byhalia, MS.....................................      148,000      Owned
    Dorval, QE......................................       90,000      Leased
    Burnaby, BC.....................................       34,300      Owned

    We also lease our 76,200 square foot headquarters in Pittsburgh, Pennsylvania. We do not regard the real property associated with any single branch location as material to our operations. We believe our facilities are in good operating condition.

ITEM 3.  LEGAL PROCEEDINGS.

    We are party to routine litigation incidental to our business. We do not believe that any legal proceedings to which we are a party or to which any of our property is subject will have a material adverse effect on our financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were submitted to a vote of the Company's security holders during the fourth quarter of 2000.

EXECUTIVE OFFICERS

    Our executive officers and their respective ages and positions are set forth below.

                 NAME                              AGE             POSITION
              ---------                            ---    ------------------------------------
            Roy W. Haley.....................       54    Chairman and Chief Executive Officer
            William M. Goodwin...............       55    Vice President, Operations
            James H. Mehta...................       45    Vice President, Business Development
            Robert B. Rosenbaum..............       43    Vice President, Operations
            Patrick M. Swed..................       57    Vice President, Operations
            Donald H. Thimjon................       57    Vice President, Operations
            Ronald P. Van, Jr................       40    Vice President, Operations
            Stephen A. Van Oss...............       46    Vice President and Chief Financial Officer
            Daniel A. Brailer................       43    Secretary and Treasurer

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

    WILLIAM M. GOODWIN has been Vice President, Operations of WESCO since March 1994. Since 1987, Mr. Goodwin has served as a branch, district and region manager for WESCO in various locations and also served as Managing Director of WESCOSA, a former Westinghouse affiliated manufacturing and distribution business in Saudi Arabia.

    JAMES H. MEHTA has been Vice President, Business Development of WESCO since November 1995. From 1993 to 1995, Mr. Mehta was a principal with Schroder Ventures, a private equity investment firm based in London, England.

     ROBERT B. ROSENBAUM has been Vice President, Operations of WESCO since September 1998. From 1982 until 1998, Mr. Rosenbaum was the President of the Bruckner Supply Company, Inc., an Integrated Supply company WESCO acquired in September 1998.

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

     STEPHEN A. VAN OSS has been Vice President and Chief Financial Officer of WESCO since October 2000. Mr. Van Oss served as Director, Information Systems for WESCO from 1997 to 2000 and as Director, Acquisition Management in 1997. From 1995 to 1996, Mr. Van Oss served as Chief Operating Officer and Chief Financial Officer of Paper Back Recycling of America, Inc. From 1979 to 1995, Mr. Van Oss held various management positions with Reliance Electric Corporation.

     DANIEL A. BRAILER has been Treasurer and Director of Investor Relations of WESCO since March 1999. During 1999, Mr. Brailer was also appointed to the position of Corporate Secretary. From 1982 to 1999, Mr. Brailer held various positions at Mellon Financial Corporation, most recently as Senior Vice President.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

    On May 17, 1999, WESCO completed its initial public offering of common stock ("the Offering"), which is listed on the New York Stock Exchange under the symbol "WCC." As of February 22, 2001, there were 40,158,973 shares of common stock and 4,653,131 shares of Class B common stock outstanding held by approximately 123 holders of record. No dividends were paid on the common stock, nor does the Company intend to pay dividends in the foreseeable future. See "Liquidity and Capital Resources." The following table sets forth the high and low sales price of the shares since the Offering.

         QUARTER                                    HIGH              LOW
         -----------------------------------------------------------------------
         2000
            First                                   9                7 1/16
            Second                                 10 7/8            7 3/4
            Third                                  10 1/8            7 1/2
            Fourth                                  9 7/8            6 5/16

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

    In May 2000, WESCO's board of directors authorized an additional $25 million to be added to its existing $25 million share repurchase program which was authorized in November 1999. WESCO's common stock may be purchased at management's discretion, subject to certain financial ratios, in open market transactions and the program may be discontinued at any time. As of February 22, 2001, the Company had purchased approximately 3.9 million shares of its common stock for approximately $32.8 million pursuant to this program.

ITEM 6. SELECTED FINANCIAL DATA.

                                                                         YEAR ENDED DECEMBER 31,
                                              -------------------------------------------------------------------------------
                                                    2000           1999(9)        1998(9)         1997(9)        1996(9)
                                              -------------------------------------------------------------------------------
                                                               (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)
INCOME STATEMENT DATA:
Net sales.................................       $3,881.1          $3,423.9       $3,025.4        $2,594.8       $2,274.6
Gross profit..............................          684.1             616.6          537.6           463.9          405.0
Selling, general and administrative
   expenses...............................          524.3             471.2          415.0           372.5          326.0
Depreciation and amortization.............           25.0              20.4           14.8            11.3           10.8
Restructuring charge (1) .................            9.4               --            --               --             --
Recapitalization costs(2).................            --                --            51.8             --             --
                                              -------------------------------------------------------------------------------
Income from operations....................          125.4             125.0           56.0            80.1           68.2
Interest expense, net.....................           43.8              47.0           45.1            20.1           17.4
Other expenses(3).........................           24.9              19.5           10.1             --             --
                                              -------------------------------------------------------------------------------
Income before income taxes................           56.7              58.5            0.8            60.0           50.8
Provision for income taxes................           23.3              23.4            8.5(4)         23.8           18.3
                                              -------------------------------------------------------------------------------
Income (loss) before
   extraordinary item.....................           33.4              35.1           (7.7)           36.2           32.5
Extraordinary item, net of applicable
   taxes(5)...............................           --               (10.5)           --              --             --
                                              -------------------------------------------------------------------------------
Net income (loss).........................          $33.4             $24.6          $(7.7)          $36.2          $32.5
                                              ===============================================================================
Earnings (loss) per common share (6)
   Basic before extraordinary item .......           0.74              0.82          (0.17)           0.61           0.55
   Basic..................................           0.74              0.57          (0.17)           0.61           0.55
   Diluted before extraordinary item......           0.70              0.75          (0.17)           0.55           0.51
   Diluted................................           0.70              0.53          (0.17)           0.55           0.51
Weighted average common shares
   outstanding(6)
   Basic..................................     45,326,475        43,057,894     45,051,632      59,030,100     58,680,756
   Diluted................................     47,746,607        47,524,539     45,051,632      66,679,063     63,670,919

OTHER FINANCIAL DATA:
EBITDA before recapitalization and
   restructuring charges(7)...............         $159.8            $145.3         $122.6           $91.4          $79.0
Capital expenditures......................           21.6              21.2           10.7            11.6            9.3
Net cash provided by (used for) operating
   activities.............................           46.9              66.4          276.9           (12.0)          15.1
Net cash provided by (used for) investing
   activities.............................          (60.7)            (71.9)        (184.1)          (21.5)        (110.9)
Net cash provided by (used for) financing
   activities.............................           26.0               6.3          (92.3)           41.1           87.2

BALANCE SHEET DATA:
Total assets..............................     $  1,170.0        $  1,028.8       $  950.5        $  870.9       $  773.5
Total long-term debt (including current
   portion)...............................          483.3             426.4          595.8           295.2          262.2
Redeemable common stock (8)...............           --                --             21.5             9.0            8.9
Stockholders' equity (deficit)............          125.0             117.3         (142.6)          184.5          148.7


(1) Represents a restructuring charge taken in the fourth quarter of 2000 as described in Note 4 to the Consolidated Financial Statements.
(2) Represents a one-time charge primarily related to noncapitalized financing expenses, professional and legal fees and management compensation costs as described in Note 5 to the Consolidated Financial Statements.
(3) Represents costs relating to the sale of accounts receivable pursuant to the accounts receivable securitization program as described in Note 6 to the Consolidated Financial Statements.
(4) Certain nondeductible recapitalization costs and other permanent differences significantly exceeded income before income taxes and resulted in an unusually high provision for income taxes.
(5) Represents a charge, net of tax, relating to the write-off of unamortized debt issuance and other costs associated with the early extinguishment of debt and the 1999 termination of the existing accounts receivable securitization program.
(6) Reflects a 57.8 to one stock split effected in the form of a stock dividend of WESCO common stock effective May 11, 1999.
(7) EBITDA before recapitalization and restructuring charges represents income from operations plus depreciation, amortization, recapitalization and restructuring costs. EBITDA before recapitalization and restructuring charges is presented since management believes that such information is considered by certain investors to be an additional basis for evaluating the Company's ability to pay interest and repay debt. EBITDA should not be considered an alternative to measures of operating performance as determined in accordance with generally accepted accounting principles or as a measure of the Company's operating results and cash flows or as a measure of the Company's liquidity. Since EBITDA is not calculated identically by all companies, the presentation herein may not be comparable to other similarly titled measures of other companies.
(8) Represents redeemable common stock as described in Note 11 to Consolidated Financial Statements.
(9) Certain prior period amounts have been reclassified to conform with the current year presentation. Pursuant to Emerging Issues Task Force Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs, WESCO has reclassified freight billed to customers from selling, general and administrative expenses to net sales.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

GENERAL

    WESCO's sales can be categorized as stock, direct ship and special order. Stock orders are filled directly from existing inventory and generally represent 40% to 45% of total sales. Approximately 42% to 48% of WESCO's total sales are direct ship sales. Direct ship sales are typically custom-built products, large orders or products that are too bulky to be easily handled and, as a result, are shipped directly to the customer from the supplier. Special orders are for products that are not ordinarily stocked in inventory and are ordered based on a customer's specific request. Special orders represent the remainder of total sales. Gross profit margins on stock and special order sales are approximately 50% higher than those on direct ship sales. Although direct ship gross margins are lower, operating profit margins are often comparable, since the product handling and fulfillment costs associated with direct shipments are much lower.

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

    WESCO is a leading consolidator in its industry, having acquired 24 companies since August 1995, representing annual sales of approximately $1.3 billion. Management distinguishes sales attributable to core operations separate from sales of acquired businesses. The distinction between sales from core operations and from acquired businesses is based on the Company's internal records and on management estimates where the integration of acquired businesses results in the closing or consolidation of branches. However, "core operations" typically refer to all internally started branches and all acquired branches that have been in operation for the entire current and prior year-to-date periods. "Acquired businesses" generally refer to branch operations purchased by WESCO where the branches have not been under WESCO ownership for the entire current and prior year-to-date periods.

2000 DEVELOPMENTS

    Developments affecting the 2000 results of operations and financial position of WESCO include the following:

     Restructuring and Special Charges. In the fourth quarter of 2000, WESCO commenced certain programs to reduce costs, improve productivity and exit certain operations. Total costs under these programs were $9.4 million, and were comprised of $5.4 million related to the closure of fourteen branch operations in the United States, Canada and the Balkans, and $4.0 million related to the write-down of an investment in an affiliate. The $5.4 million charge related to the closure of fourteen branch operations is principally comprised of an inventory write-down of approximately $4.0 million and lease termination costs of approximately $1.0 million, the majority of which will be paid in 2001. The $4.0 million investment write-down is a result of management's decision to no longer pursue its business strategy with an affiliate.

    In addition, WESCO recorded other charges of $11.4 million in the fourth quarter of 2000. The other charges were comprised of $7.0 million due to the deteriorating credit environment and customer bankruptcy filings and $4.4 million relating to inventory write-downs as a result of actions taken to align inventories with current market conditions. These other charges were recorded in selling, general and administrative expenses and costs of goods sold.

    Acquisitions. During 2000, WESCO purchased three electrical supply distributors with annual sales of approximately $90 million for an aggregate consideration of $38.7 million, resulting in goodwill of approximately $28.8 million.

    Stock Repurchase Program. In May 2000, WESCO's board of directors authorized an additional $25 million to be added to its existing $25 million share repurchase program which was authorized in November 1999. WESCO's common stock may be purchased at management's discretion, subject to certain financial ratios, in open market transactions and the program may be discontinued at any time. As of February 22, 2001, the Company had purchased approximately 3.9 million shares of its common stock for approximately $32.8 million pursuant to this program.

RECENT DEVELOPMENTS

     In March 2001, WESCO completed its acquisition of all of the outstanding common stock of Herning headquartered in Hayward, California. Herning, a distributor of gas, lighting and communication utility products, reported net sales of approximately $112 million in 2000. This acquisition will be accounted for under the purchase method of accounting.

RESULTS OF OPERATIONS

    The following table sets forth the percentage relationship to net sales of certain items in the Company's Consolidated Statements of Operations for the periods presented:

                                                                                      YEAR ENDED DECEMBER 31
                                                                               -------------------------------------
                                                                                  2000         1999         1998
                                                                               -------------------------------------
Net sales..................................................................       100.0%       100.0%       100.0%
Gross profit...............................................................        17.6         18.0         17.8
Selling, general and administrative expenses...............................        13.5         13.7         13.7
Depreciation and amortization..............................................         0.7          0.6          0.5
Restructuring charge.......................................................         0.2          --           --
Recapitalization costs.....................................................         --           --           1.7
                                                                               -------------------------------------
     Income from operations................................................         3.2          3.7          1.9
Interest expense...........................................................         1.1          1.4          1.6
Other expenses.............................................................         0.6          0.6          0.3
                                                                               -------------------------------------
     Income before income taxes and extraordinary item.....................         1.5          1.7          --
Provision for income taxes.................................................         0.6          0.7          0.3
Extraordinary item, net of tax benefits....................................         --          (0.3)         --
                                                                               -------------------------------------
     Net income (loss).....................................................         0.9%         0.7%        (0.3)%
                                                                               =====================================

     2000 Compared to 1999

    Net Sales. Net sales for the year ended December 31, 2000, increased by $457.2 million, or 13.4%, to $3.9 billion compared with $3.4 billion in the prior year. The increase was due principally to sales gains attributable to core business operations of almost 10%, while the remainder of the increase was primarily due to sales of acquired businesses. The mix of direct shipment sales increased to approximately 47% in 2000 from 46% in 1999 principally due to sales gains achieved at Bruckner. The majority of Bruckner's sales are direct shipment.

    Gross Profit. Gross profit for the year ended December 31, 2000, increased by $67.5 million to $684.1 million from $616.6 million in the prior year. Gross profit margin was 17.6% and 18.0% in 2000 and 1999, respectively. Excluding the effects of the other charges related to inventory rationalization of $4.4 million, gross profit margin decreased to 17.7% from 18.0% in the prior year due, in part, to a shift to lower margin direct ship project sales and also due to increased transportation costs.

    Selling, General and Administrative Expenses ("SG&A"). SG&A expenses increased $53.0 million, or 11.3%, to $524.3 million. Excluding the impact of the other charges of $7.0 million, related primarily to credit deterioration and bankruptcies, SG&A expenses increased $46.0 million or 9.8%. This increase was primarily due to increased expenses in core business operations and, to a lesser extent, increased SG&A of companies acquired during 1999 and 2000. Core business SG&A expense increased 6% over 1999, due principally to increased payroll costs. As a percentage of sales, excluding the other charges, SG&A expenses declined to 13.3% in 2000 from 13.8% in 1999, reflecting enhanced operating leverage at this higher relative sales volume.

    Depreciation and Amortization. Depreciation and amortization increased $4.6 million to $25.0 million in 2000, reflecting higher amortization of goodwill from acquisitions and depreciation related to increases in property, buildings and equipment over the prior year.

    Income from Operations. Income from operations increased $0.4 million to $125.4 million in 2000, compared with $125.0 million in 1999. Excluding the restructuring and other charges in 2000, operating income increased $21.2 million. This increase was primarily due to higher gross profit, partially offset by increased operating costs as explained above.

    Interest and Other Expenses. Interest expense totaled $43.8 million for 2000, a decrease of $3.2 million from 1999. The decrease was primarily due to the lower level of borrowings since WESCO completed its initial public offering in the second quarter of 1999, as well as the increased amount of securitized accounts receivable. Other expense totaled $24.9 million and $19.5 million in 2000 and 1999, respectively, reflecting costs associated with the accounts receivable securitization program. The $5.4 million increase was principally due to the increased level of securitized accounts receivable noted above.

    Income Taxes. Income tax expense totaled $23.3 million in 2000, relatively unchanged from 1999. The effective tax rates for 2000 and 1999 were 41.0% and 39.9%, respectively. The increase in the rate in 2000 is principally related to the effect of increased nondeductible expenses on decreased pretax income as compared to the prior year.

    Income Before Extraordinary Item. Income before extraordinary item totaled $33.4 million, or $0.70 per diluted share, compared with $35.1 million or $0.75 per diluted share, in 1999. Excluding the restructuring charge of $9.4 million, income before extraordinary item was $39.4 million or $0.83 per diluted share.

    Net Income. Net income and diluted earnings per share totaled $33.4 million and $0.70 per share, respectively, in 2000, compared with $24.6 million and $0.53 per diluted share, respectively, in 1999. Net income in 1999 included an extraordinary item which decreased net income by $10.5 million.


    1999 Compared to 1998

    Net Sales. Net sales for the year ended December 31, 1999, increased by $398.4 million, or 13.2%, to $3.4 billion compared with $3.0 billion in the prior year, primarily due to sales attributable to acquired companies. Core business sales increased approximately 4% over 1998. The mix of direct shipment sales increased to approximately 46% in 1999 from 42% in 1998, principally due to the Bruckner acquisition completed in September 1998. Substantially all of Bruckner's sales are direct shipment.

    Gross Profit. Gross profit for the year ended December 31, 1999, increased by $79.0 million to $616.6 million from $537.6 million in 1998. Gross profit margin was 18.0% and 17.8% in 1999 and 1998, respectively. Excluding the effects of the Bruckner acquisition, which has a higher proportion of lower-margin direct shipment sales, gross profit margin increased to 18.7% from 18.1% in the prior year due to gross margin improvement initiatives.

    Selling, General and Administrative Expenses. SG&A expenses increased $56.2 million, or 13.6%, to $471.3 million. This increase was substantially due to incremental expenses of companies acquired during 1998 and 1999 and, to a lesser extent, increased SG&A in WESCO's core business. Core business SG&A increased 6% over 1998, due principally to increased payroll costs and, to a lesser extent, increased transportation costs and bad debt expenses. These increases were partially offset by reductions in certain incentive-based compensation expenses and a reduction in certain discretionary benefits. As a percentage of sales, SG&A expenses remained flat compared to the prior year.

    Depreciation and Amortization. Depreciation and amortization increased $5.5 million to $20.4 million in 1999, reflecting higher amortization of goodwill from acquisitions and depreciation related to increases in property, buildings and equipment over the prior year.

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


LIQUIDITY AND CAPITAL RESOURCES

    Total assets were approximately $1.2 billion at December 31, 2000, a $141 million increase over December 31, 1999. Stockholders' equity totaled $125.0 million at December 31, 2000, compared with $117.3 million at December 31, 1999.

     The following table sets forth WESCO's outstanding indebtedness:

                                                                        DECEMBER 31
                                                                   -----------------------
                                                                      2000        1999
                                                                   -----------------------
                                                                       (IN MILLIONS)
Revolving credit facility......................................      $189.6      $132.0
Senior subordinated notes......................................       291.5       290.3
Other..........................................................         2.2         4.0
                                                                   -----------------------
                                                                      483.3       426.3
Less current portion...........................................        (0.6)       (3.8)
                                                                   -----------------------
                                                                     $482.7      $422.5
                                                                   =======================

Initial Public Offering

    On May 17, 1999, WESCO completed its initial public offering (the "Offering") of 11,183,750 shares of common stock at $18.00 per share. In connection with the Offering, certain employee rights to require WESCO to repurchase outstanding redeemable common stock were terminated and approximately $31.5 million of convertible notes were converted into 1,747,228 shares of common stock. Proceeds from the Offering (after deducting Offering costs) totaling $186.8 million and borrowings of approximately $65 million were used to redeem all of the 11 1/8% senior discount notes ($62.8 million) and to repay the revolving credit and term loan facilities ($188.8 million).

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

    Borrowings bear rates of interest equal to various indices, at WESCO's option plus a borrowing margin. At December 31, 2000, the interest rate on the revolving credit facility borrowings was 8.4%. A commitment fee of 30 to 50 basis points per year is due on unused portions of the revolving credit facility.

    WESCO's credit agreements contain various restrictive covenants that, among other things, impose limitations on (i) dividend payments or certain other restricted payments or investments; (ii) the incurrence of additional indebtedness and guarantees or issuance of additional stock; (iii) creation of liens; (iv) mergers, consolidation or sales of substantially all of WESCO's assets; (v) certain transactions among affiliates; (vi) payments by certain subsidiaries to WESCO; and (vii) capital expenditures. In addition, the agreements require WESCO to meet certain leverage, working capital and interest coverage ratios. WESCO was in compliance with all such covenants at December 31, 2000.

    In December 2000, WESCO amended its revolving credit facility, which provided additional operating flexibility and increased the maximum amount allowable under the accounts receivable securitization program to $475 million from $375 million, and also amended certain financial covenants. Receivables sold under the accounts receivable securitization program in excess of $375 million will permanently reduce the amount available under the revolving credit facility on a dollar for dollar basis. In February 2001, WESCO increased the amount of receivables sold under the securitization to $396 million from $375 million. This simultaneously decreased the amount available under the revolving credit agreement to $379 million.

    WESCO's liquidity needs arise from seasonal working capital requirements, capital expenditures, debt service obligations and acquisitions. As of December 31, 2000, required annual principal repayments for the next five years are as follows:

                                                             (IN THOUSANDS)
                                                          ----------------------
       2001.............................................        $    585
       2002.............................................           1,530
       2003.............................................              30
       2004.............................................         189,654
       2005.............................................              30

Accounts Receivable Securitization Program

    WESCO maintains a $375 million accounts receivable securitization program ("Receivables Facility") with a financial institution. Under the Receivables Facility, WESCO sells, on a continuous basis, to WESCO Receivables Corporation, a wholly-owned special purpose company ("SPC") an undivided interest in all eligible accounts receivable. WESCO has agreed to continue servicing the sold receivables for the financial institution at market rates; accordingly, no servicing asset or liability has been recorded.

    An analysis of cash flows for 2000 and 1999 follows:

    Operating Activities. Cash provided by operating activities totaled $46.9 million for the year ended December 31, 2000, compared to $66.4 million a year ago. Cash provided by operations in 2000 and 1999 included proceeds of $40.0 million and $60.0 million, respectively, from the sale of accounts receivable in connection with the accounts receivable securitization program. Excluding these proceeds, operating activities provided $6.9 million in 2000 and $6.4 million in 1999. On this basis, the year-to-year increase in operating cash flow of $0.5 million was primarily due to increased income adjusted for non-cash charges, partially offset by an increase in working capital.

    Investing Activities. Net cash used in investing activities was $60.7 million in 2000, compared to $71.9 million in 1999. Cash used for investing activities was higher in 1999 primarily due to amounts invested in business acquisitions. Capital expenditures in 2000 were $21.6 million compared to $21.2 million in 1999 and were for computer equipment and software, branch and distribution center facility improvements, forklifts and delivery vehicles. Capital expenditures for 2001 are not expected to differ significantly from 2000.

    Financing Activities. Cash provided by financing activities was $26.0 million in 2000 which was primarily due to net borrowings of $53.3 million, partially offset by the Company's treasury stock purchase program. Cash provided by financing activities in 1999 totaled $6.3 million and was primarily due to the Offering, partially offset by a reduction in long-term debt and treasury stock purchases.

    For the year ended December 31, 2000, WESCO purchased approximately 3.3 million shares of its common stock for approximately $28.1 million.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, as amended by SFAS No. 138, was adopted by WESCO on January 1, 2001. This statement requires the recognition of the fair value of any derivative financial instrument on the balance sheet. Changes in fair value of the derivative and, in certain instances, changes in the fair value of an underlying hedged asset or liability, are recognized through either income or as a component of other comprehensive income. The adoption of this statement did not have a material impact on the results of operations or financial position of WESCO.

    In December 1999, the staff of the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 outlines the basic criteria that must be met to recognize revenue, and provides guidelines for disclosure related to revenue recognition policies. The application of this guidance did not have a material impact on WESCO's consolidated financial statements in 2000.

    In September 2000, the FASB issued SFAS No. 140, a modification of SFAS No.
125. SFAS No. 140 is effective for transfers after March 31, 2001 and is effective for disclosures about securitizations and collateral and for recognition and reclassification of collateral for fiscal years ending after December 15, 2000. The disclosure provisions of this statement have been adopted. The adoption of this statement for future transfers is not expected to have a material impact on the results of operations or financial position of WESCO.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

FOREIGN CURRENCY RISKS

    Over 90% of WESCO's sales are denominated in United States dollars and are primarily from customers in the United States. As a result, currency fluctuations are currently not material to WESCO's operating results. WESCO does have foreign subsidiaries located in North America, Europe and Asia and may establish additional foreign subsidiaries in the future. Accordingly, WESCO may derive a more significant portion of its sales from international operations and a portion of these sales may be denominated in foreign currencies. As a result, WESCO's future operating results could become subject to fluctuations in the exchange rates of those currencies in relation to the United States dollar. Furthermore, to the extent that WESCO engages in international sales denominated in United States dollars, an increase in the value of the United States dollar relative to foreign currencies could make WESCO's products less competitive in international markets. WESCO has and will continue to monitor its exposure to currency fluctuations.

INTEREST RATE RISKS

    WESCO's indebtedness as of December 31, 2000 is comprised of $189.6 million of variable-rate borrowings outstanding under its revolving credit facility and $293.7 million of fixed-rate borrowings. Interest cost under the revolving credit facility is based on various indices plus a borrowing margin. WESCO uses interest rate cap agreements to hedge a portion of its debt cost in an attempt to strike a favorable balance between fixed and variable rate. The interest rate cap agreements effectively cap WESCO's base LIBOR rate at 7.25% for $100.0 million of borrowings through May 2001 and at 7.0% for $25.0 million of borrowings through August 2001. The interest rate cap agreements did not have a material impact on the Company's consolidated financial statements for the year ended December 31, 2000. The interest rate on WESCO's revolving credit agreement was 8.4% at December 31, 2000. A hypothetical 10% change in this interest rate based on variable-rate borrowing levels at December 31, 2000 and including the impact of the interest rate caps would result in a $1.6 million increase or decrease in interest rate expense.

ITEM 8.  FINANCIAL STATEMENTS

    The information required by this item is set forth in the Company's Consolidated Financial Statements contained in this Annual Report on Form 10-K. Specific financial statements can be found at the pages listed below:

                                                                                                           PAGE
                                                                                                          ------
WESCO International, Inc.
   Report of Independent Accountants.....................................................................    26
   Consolidated Balance Sheets as of December 31, 2000 and 1999..........................................    27
   Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998............    28
   Consolidated Statements of Stockholders' Equity and Redeemable Common Stock
     for the years ended December 31, 2000, 1999 and 1998................................................    29
   Consolidated Statements of Cash Flows for the years ended
     December 31, 2000, 1999 and 1998....................................................................    30
   Notes to Consolidated Financial Statements............................................................    31

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

    None.

                                    PART III

ITEMS 10 THROUGH 13.

In accordance with the provisions of General Instruction G to Form 10-K, the information required by Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management) and Item 13 (Certain Relationships and Related Transactions) is incorporated herein by reference to the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 23, 2001. The definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2000. Information relating to the executive officers of the Company is set forth in
Part I.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    The financial statements, financial statement schedules and exhibits listed below are filed as part of this annual report:

(a)(1)     FINANCIAL STATEMENTS
           The list of financial statements required by this item is set forth in Item 8 "Financial Statements and Supplementary Data" and is incorporated herein by reference.

(2)        FINANCIAL STATEMENT SCHEDULES
           Report of Independent Accountants
           Schedule II - Valuation and Qualifying Accounts

(b)        REPORTS ON FORM 8-K
           None

(c)        EXHIBITS


                                                                                            PRIOR FILING OR
EXHIBIT NO.     DESCRIPTION OF EXHIBIT                                                  SEQUENTIAL PAGE NUMBER
- ---------------------------------------------------------------------------------------------------------------------
    2.1        Recapitalization Agreement dated as of March 27, 1998 among           Incorporated by reference
               Thor Acquisitions L.L.C., WESCO International, Inc. (formerly         to WESCO's Exhibit 2.1 to
               known as CDW Holding Corporation, "WESCO") and certain                the Registration Statement
               securityholders of WESCO.                                             on Form S-4 (No. 333-43225)
                                                                                     (the "Form S-4")

    2.2        Purchase Agreement dated May 29, 1998 among WESCO, WESCO              Incorporated by reference
               Distribution, Inc. ("WESCO Distribution"), Chase Securities           to Exhibit 2.2 to the Form
               Inc. and Lehman Brothers Inc.                                         S-4

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

    3.2        By-Laws of WESCO.                                                     Incorporated by reference
                                                                                     to Exhibit 3.3 to the
                                                                                     Registration Statement on
                                                                                     Form S-1

    4.1        Indenture dated as of June 5, 1998 among WESCO, WESCO                 Incorporated by reference
               Distribution and Bank One, N.A.                                       to Exhibit 4.1 to the Form
                                                                                     S-4

    4.2        Form of 9-1/8% Senior Subordinated Note Due 2008, Series A            Incorporated by reference
               (included in Exhibit 4.3).                                            to Exhibit 4.2 to the Form
                                                                                     S-4

    4.3        Form of 9-1/8% Senior Subordinated Note Due 2008, Series B            Incorporated by reference
               (included in Exhibit 4.3).                                            to Exhibit 4.3 to the Form
                                                                                     S-4



                                                                                            PRIOR FILING OR
EXHIBIT NO.     DESCRIPTION OF EXHIBIT                                                  SEQUENTIAL PAGE NUMBER
- ---------------------------------------------------------------------------------------------------------------------
    4.4        Exchange and Registration Rights Agreement dated as of June 5,        Incorporated by reference
               1998 among the Company, WESCO and The Initial Purchasers.             to Exhibit 4.4 to the Form
                                                                                     S-4

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

   10.8        Lease dated May 24, 1995 as amended by Amendment One dated            Incorporated by reference
               June, 1995 and by Amendment Two dated December 24, 1995 by            to Exhibit 10.10 to the
               and between WESCO Distribution as Tenant and Opal Investors, L.P.     Form S-4
               and Mural GEM Investors as Landlord.

   10.9        Lease dated April 1, 1992 as renewed by Letter of Notice of           Incorporated by reference
               Intent to Renew dated December 13, 1996 by and between the            to Exhibit 10.11 to the
               Company successor in interest to Westinghouse Electric                Form S-4
               Corporation as Tenant and Utah State Retirement Fund as
               Landlord.

   10.10       Lease dated September 4, 1997 between WESCO Distribution as           Incorporated by reference
               Tenant and The Buncher Company as Landlord.                           to Exhibit 10.12 to the
                                                                                     Form S-4

   10.11       Lease dated March 1995 by and between WESCO                           Incorporated by reference
               Distribution-Canada, Inc. ("WESCO Canada") as Tenant and              to Exhibit 10.13 to the
               Atlantic Construction, Inc. as Landlord.                              Form S-4

   10.18       Amended and Restated Registration and Participation Agreement         Incorporated by reference
               dated June 5, 1998 among WESCO and certain securityholders of         to Exhibit 10.19 to the
               WESCO named therein.                                                  Form S-4

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


                                                                                            PRIOR FILING OR
EXHIBIT NO.     DESCRIPTION OF EXHIBIT                                                  SEQUENTIAL PAGE NUMBER
- ---------------------------------------------------------------------------------------------------------------------
   10.24       Amendment, dated December 20, 2000, to the Credit Agreement           Filed herewith
               among WESCO Distribution, Inc., WESCO Distribution-Canada,
               Inc., WESCO International, Inc. and the Lenders identified therein, dated June 29, 1999.

   10.25       Receivables Purchase Agreement dated as of June 30, 1999, among       Incorporated by reference
               WESCO Receivables Corp., WESCO Distribution, Inc., Market             to Exhibit 10.2 to the
               Street Capital Corp. and PNC Bank, National Association.              Second Quarter Form 10-Q

   10.26       Amended and Restated Receivables Purchase Agreement, dated as         Incorporated by reference
               of September 28, 1999, among WESCO Receivables Corp., WESCO           to WESCO's Exhibit 10.1 to
               Distribution, Inc., and PNC Bank, National Association.               Quarterly Report on Form
                                                                                     10-Q for the period ended
                                                                                     September 30, 1999


   10.27       1999 Long-Term Incentive Plan.                                        Incorporated by reference
                                                                                     to WESCO's Exhibit 10.22 to
                                                                                     Form S-1

   21.1        Subsidiaries of WESCO.                                                Incorporated by reference
                                                                                     to Exhibit 21.1 to the
                                                                                     Registration Statement on
                                                                                     Form S-1

   23.1        Consent of PricewaterhouseCoopers LLP, Independent Accountants.       Filed herewith


- ------------------------
The registrant hereby agrees to furnish supplementally to the Commission, upon request, a copy of any omitted schedule to any of the agreements contained herein.

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

                                          WESCO INTERNATIONAL, INC.

                                          By:  /s/ ROY W. HALEY
                                              --------------------
                                               Name: Roy W. Haley
                                               Title: Chairman of the Board and
                                                       Chief Executive Officer
                                          Date:  April 2, 2001


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                              TITLE                         DATE
- --------------------------------------------------------------------------------

/s/ ROY W. HALEY                 Chairman and
- -----------------------------    Chief Executive Officer
Roy W. Hale                      (Principal Executive Officer)    April 2, 2001


/s/ STEPHEN A. VAN OSS           Vice President,
- -----------------------------    Chief Financial Officer
Stephen A. Van Oss               (Principal Financial and
                                 Accounting Officer)              April 2, 2001


/s/ JAMES L. SINGLETON           Director                         April 2, 2001
- -----------------------------
James L. Singleton

/s/ JAMES A. STERN               Director                         April 2, 2001
- -----------------------------
James A. Stern

/s/ ANTHONY D. TUTRONE           Director                         April 2, 2001
- -----------------------------
Anthony D. Tutrone

/s/ MICHAEL J. CHESHIRE          Director                         April 2, 2001
- -----------------------------
Michael J. Cheshire

/s/ ROBERT J. TARR, JR.          Director                         April 2, 2001
- -----------------------------
Robert J. Tarr, Jr.

/s/ KENNETH L. WAY               Director                         April 2, 2001
- -----------------------------
Kenneth L. Way

/s/ GEORGE  L. MILES, JR.        Director                         April 2, 2001
- -----------------------------
George L. Miles, Jr.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
   Report of Independent Accountants........................................  26

   Consolidated Balance Sheets as of December 31, 2000 and 1999.............  27

   Consolidated Statements of Operations for the years ended
     December 31, 2000, 1999 and 1998.......................................  28

   Consolidated Statements of Stockholders' Equity and
     Redeemable Common Stock for the years ended
     December 31, 2000, 1999 and 1998.......................................  29

   Consolidated Statements of Cash Flows for the years ended
     December 31, 2000, 1999 and 1998.......................................  30

   Notes to Consolidated Financial Statements...............................  31

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of WESCO
   International, Inc.:

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and redeemable common stock and cash flows present fairly, in all material respects, the financial position of WESCO International, Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


600 Grant Street
Pittsburgh, Pennsylvania                         /s/ PricewaterhouseCoopers LLP
February 9, 2001

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                                   DECEMBER 31
                                                                                             2000             1999
                                                                                       --------------------------------
                                                                                           (DOLLARS IN THOUSANDS,
                                                                                             EXCEPT SHARE DATA)
                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents...............................................          $    21,079      $    8,819
     Trade accounts receivable, net of allowance for doubtful accounts of
       $9,794 and $7,023 in 2000 and 1999, respectively (NOTE 6).............              259,988         188,307
     Other accounts receivable...............................................               31,365          31,829
     Inventories.............................................................              421,083         397,669
     Income taxes receivable.................................................               10,951          10,667
     Prepaid expenses and other current assets...............................                5,602           4,930
     Deferred income taxes (NOTE 12).........................................               14,157          11,580
                                                                                       --------------------------------
         Total current assets................................................              764,225         653,801
Property, buildings and equipment, net (NOTE 9)..............................              123,477         116,638
Goodwill and other intangibles, net of accumulated amortization of $29,053
     and $18,956 in 2000 and 1999, respectively (NOTE 7).....................              277,763         249,240
Other assets.................................................................                4,568           9,114
                                                                                       --------------------------------
         Total assets........................................................           $1,170,033      $1,028,793
                                                                                       ================================

                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable........................................................             $460,535      $  406,963
     Accrued payroll and benefit costs.......................................               27,027          18,171
     Current portion of long-term debt.......................................                  585           3,831
     Other current liabilities...............................................               35,695          25,820
                                                                                       --------------------------------
         Total current liabilities...........................................              523,842         454,785
Long-term debt (NOTE 10).....................................................              482,740         422,539
Other noncurrent liabilities.................................................                6,823           7,504
Deferred income taxes (NOTE 12)..............................................               31,641          26,660
                                                                                       --------------------------------
         Total liabilities...................................................            1,045,046         911,488

Commitments and contingencies (NOTE 16)


STOCKHOLDERS' EQUITY (NOTES 3 AND 11):
     Preferred stock, $.01 par value; 20,000,000 shares authorized, no shares
       issued or outstanding....................................................                --              --
     Common stock, $.01 par value; 210,000,000 shares authorized, 44,093,664
       and 43,291,319 shares issued in 2000 and 1999, respectively..............               441             433
     Class B nonvoting convertible common stock, $.01 par value; 20,000,000
       shares authorized, 4,653,131 issued in 2000 and 1999....................                 46              46
     Additional capital......................................................              569,288         565,897
     Retained earnings (deficit).............................................             (410,144)       (443,582)
     Treasury stock, at cost; 3,976,897 and 637,259  shares in 2000 and
       1999, respectively..........................................................        (33,406)         (4,790)
     Accumulated other comprehensive income (loss)...........................               (1,238)           (699)
                                                                                       --------------------------------
         Total stockholders' equity..........................................              124,987         117,305
                                                                                       --------------------------------
         Total liabilities and stockholders' equity..........................           $1,170,033      $1,028,793
                                                                                       ================================

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                YEAR ENDED DECEMBER 31
                                                                  ---------------------------------------------------
                                                                         2000              1999             1998
                                                                  ---------------------------------------------------
                                                                          (IN THOUSANDS, EXCEPT SHARE DATA)

Net sales....................................................      $3,881,096        $3,423,858       $3,025,439
Cost of goods sold...........................................       3,196,952         2,807,240        2,487,780
                                                                  ---------------------------------------------------
   Gross profit..............................................         684,144           616,618          537,659

Selling, general and administrative expenses.................         524,309           471,275          415,028
Depreciation and amortization................................          24,993            20,350           14,805
Restructuring charge (NOTE 4) ...............................           9,404                --               --
Recapitalization costs (NOTE 5)..............................              --                --           51,800
                                                                  ---------------------------------------------------
   Income from operations....................................         125,438           124,993           56,026

Interest expense, net........................................          43,780            46,968           45,121
Other expenses (NOTE 6)......................................          24,945            19,547           10,122
                                                                  ---------------------------------------------------
   Income before income taxes and extraordinary item.........          56,713            58,478              783

Provision for income taxes (NOTE 12).........................          23,275            23,333            8,519
                                                                  ---------------------------------------------------
   Income (loss) before extraordinary item...................          33,438            35,145           (7,736)

Extraordinary item, net of tax benefit of $6,711 (NOTE 10)...              --           (10,507)              --
                                                                  ---------------------------------------------------

   Net income (loss).........................................     $    33,438       $    24,638       $   (7,736)
                                                                  ===================================================
Earnings (loss) per share (NOTE 13)

Basic:
   Income (loss) before extraordinary item...................           $0.74             $0.82           $(0.17)
   Extraordinary item........................................              --             (0.25)              --
                                                                  ---------------------------------------------------
   Net income (loss).........................................           $0.74             $0.57           $(0.17)
                                                                  ===================================================

Diluted:
   Income (loss) before extraordinary item...................           $0.70             $0.75           $(0.17)
   Extraordinary item........................................              --             (0.22)              --
                                                                  ---------------------------------------------------
   Net income (loss).........................................           $0.70             $0.53           $(0.17)
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

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                           AND REDEEMABLE COMMON STOCK

                                                                                      COMMON
                                                                                       STOCK
                                                                                       TO BE             ACCUMULATED
                                                      CLASS B              RETAINED    ISSUED                OTHER      REDEEMABLE
                             COMPREHENSIVE  COMMOM    COMMON   ADDITIONAL  EARNINGS    UNDER   TREASURY  COMPREHENSIVE    COMMON
                                 INCOME     STOCK      STOCK    CAPITAL    (DEFICIT)   OPTION   STOCK    INCOME (LOSS)     STOCK
                               ----------------------------------------------------------------------------------------------------
                                                                   (IN THOUSANDS)
BALANCE, DECEMBER 31, 1997...                $539       $--     $ 92,789   $  89,366   $ 2,500    $     --     $  (659)   $  8,978
Recapitalization, net........                (287)       46      231,326    (549,143)   (2,500)                              1,271
Issuance of common stock.....                                                                                               16,759
Repurchase of common stock...                                                   (707)                                       (1,427)
Exercise of stock options,
     including tax benefit...                                        888
Forfeiture and repurchase of
   stock options.............                                      1,780                                                    (4,075)
Net loss.....................   $(7,736)                                      (7,736)
Translation adjustment.......      (763)                                                                          (763)
                               ----------
Comprehensive income.........   $(8,499)
                               ===========-----------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1998...                 252        46      326,783    (468,220)       --          --      (1,422)     21,506
Issuance of common stock.....                 112                186,662
Termination of redemption
      rights.................                  49                 21,457                                                   (21,506)
Conversion of convertible
notes........................                  17                 29,574
Repurchase of common stock...                                                                       (4,756)
Exercise of stock options,
     including tax benefit...                   3                  1,421                               (34)
Net income ..................   $24,638                                       24,638
Translation adjustment.......       723                                                                            723
                               ----------
Comprehensive income.........   $25,361
                               ==========------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999...                 433        46      565,897    (443,582)       --      (4,790)       (699)         --
Repurchase of common stock...                                                                      (28,064)
Exercise of stock options,
     including tax benefit...                   8                  3,391                              (552)
Net income ..................   $33,438                                       33,438
Translation adjustment.......      (539)                                                                          (539)
                               ----------
Comprehensive income.........   $32,899
                               ============----------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000...                $441       $46     $569,288   $ (410,144) $    --    $(33,406)    $(1,238)   $     --
                                           ========================================================================================

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    YEAR ENDED DECEMBER 31
                                                                          --------------------------------------------
                                                                              2000           1999           1998
                                                                          --------------------------------------------
                                                                                        (IN THOUSANDS)
OPERATING ACTIVITIES:
Net income (loss)...............................................             $33,438        $24,638        $(7,736)
Adjustments to reconcile net income (loss) to net cash provided
   (used) by operating activities:
   Restructuring charge.........................................               9,404             --             --
   Extraordinary item, net of tax benefits......................                  --         10,507             --
   Recapitalization costs.......................................                  --             --         40,500
   Depreciation and amortization................................              24,993         20,350         14,805
   Accretion of original issue and amortization of purchase
     discounts..................................................               1,147          4,441          6,300
   Amortization of debt issuance and interest rate cap costs ...                 608          1,153          1,276
   (Gain) loss on sale of property, buildings and equipment.....                (841)           314         (1,404)
   Deferred income taxes........................................               2,760         13,718          2,370
   Changes in assets and liabilities, excluding the effects of acquisitions:
     Sale of trade accounts receivable..........................              40,000         60,000        274,245
     Trade and other receivables................................             (97,570)       (66,725)       (23,644)
     Inventories................................................             (16,047)       (44,964)        (5,645)
     Prepaid expenses and other current assets..................                 151          2,553         (2,151)
     Other assets...............................................                 (99)           417            191
     Accounts payable...........................................              39,345         41,788         (8,445)
     Accrued payroll and benefit costs..........................               8,488         (1,443)        (8,380)
     Other current and noncurrent liabilities...................               1,134           (391)        (5,428)
                                                                          ---------------------------------------------
         Net cash provided by operating activities..............              46,911         66,356        276,854
INVESTING ACTIVITIES:
Capital expenditures............................................             (21,552)       (21,230)       (10,694)
Proceeds from the sale of property, buildings and equipment.....               1,543            650          2,039
Receipts from (advances to) affiliate...........................                 224          8,667         (1,461)
Acquisitions, net of cash acquired .............................             (40,904)       (59,983)      (173,976)
                                                                          --------------------------------------------
         Net cash used by investing activities..................             (60,689)       (71,896)      (184,092)
FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt........................             724,038        683,772      1,064,288
Repayments of long-term debt....................................            (670,734)      (858,072)      (797,555)
Debt issuance costs.............................................                (475)        (2,160)       (10,693)
Proceeds from issuance of common stock, net of offering
       costs, and exercise of options ..........................               1,273        187,482        332,795
Repurchase of common stock......................................             (28,064)        (4,756)      (657,956)
Recapitalization costs..........................................                  --             --        (28,974)
Proceeds from contributed capital...............................                  --             --          5,806
                                                                          --------------------------------------------
         Net cash provided (used) by financing activities.......              26,038          6,266        (92,289)
                                                                          --------------------------------------------
Net change in cash and cash equivalents.........................              12,260            726            473
Cash and cash equivalents at the beginning of period............               8,819          8,093          7,620
                                                                          --------------------------------------------
Cash and cash equivalents at the end of period..................             $21,079         $8,819         $8,093
                                                                          ============================================

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION

     WESCO International, Inc. and its subsidiaries (collectively, "WESCO"), headquartered in Pittsburgh, Pennsylvania, is a full-line distributor of electrical supplies and equipment and is a provider of integrated supply procurement services. WESCO currently operates over 350 branch locations and five distribution centers in the United States, Canada, Mexico, Puerto Rico, Guam, the United Kingdom and Singapore.


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

     Revenue Recognition

     Revenues are recognized when title, ownership and risk of loss pass to the customer, or services are rendered.

     Shipping and Handling Costs and Fees

     WESCO records all costs and fees associated with transporting its products to customers as a component of selling, general and administrative expenses.

     Cash Equivalents

     Cash equivalents are defined as highly liquid investments with original maturities of 90 days or less when purchased.

     Asset Securitization

     WESCO accounts for the securitization of accounts receivable in accordance with Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", as amended by SFAS No. 140. At the time the receivables are sold the balances are removed from the balance sheet. SFAS No. 125 also requires retained interests in the transferred assets to be measured by allocating the previous carrying amount between the assets sold and retained interests based on their relative fair values at the date of transfer. The Company estimates fair value based on the present value of expected future cash flows discounted at a rate commensurate with the risks involved.

     Inventories

     Inventories primarily consist of merchandise purchased for resale and are stated at the lower of cost or market. Cost is determined principally under the average cost method.

     Property, Buildings and Equipment

     Property, buildings and equipment are recorded at cost. Depreciation expense is determined using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over either their respective lease terms or their estimated lives, whichever is shorter. Estimated useful lives range from five to forty years for buildings and leasehold improvements, three to seven years for furniture, fixtures and equipment and two to five years for software costs.

     Expenditures for new facilities and improvements that extend the useful life of an asset are capitalized. Ordinary repairs and maintenance are expensed as incurred. When property is retired or otherwise disposed of, the cost and the related accumulated depreciation are removed from the accounts and any related gains or losses are recorded.

     Intangible Assets

     Goodwill arising from acquisitions and other intangible assets are amortized on a straight-line basis over periods ranging from 25 to 35 years. The carrying values of individual components of intangible assets are regularly reviewed by evaluating the estimated future undiscounted cash flows to determine recoverability of the assets. Any decrease in value is recognized on a current basis.

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

     Financial Instruments

     WESCO's current financial instruments include cash and cash equivalents, accounts receivable and accounts payable. Due to their short-term nature, carrying value approximates fair value for these financial instruments. The fair value of WESCO's long-term debt approximates its carrying value at December 31, 2000, with the exception of the senior subordinated notes. At December 31, 2000, the carrying amount of the senior subordinated notes was $291.5 million compared to an approximate fair value based on quoted market prices of $264.0 million.

     Additionally, WESCO periodically enters into interest rate cap, floor and collar agreements to mitigate the exposure that changes in interest rates have on variable-rate borrowings. If the requirements for hedge accounting are met, amounts paid or received under these agreements are recognized over the life of the agreements as adjustments to interest expense. Otherwise, the instruments are marked to market and the gains and losses from changes in the market value of the contracts are recorded in the current period. The market value of the interest rate caps in effect at December 31, 2000 approximated the carrying value. These agreements did not have a material impact on WESCO's consolidated financial statements for any of the three years ended December 31, 2000.

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

     Reclassifications

     Certain prior period amounts have been reclassified to conform with the current year presentation. Pursuant to Emerging Issues Task Force Issue ("EITF") No. 00-10, "Accounting for Shipping and Handling Fees and Costs", WESCO has reclassified freight billed to customers from selling, general and administrative expenses to net sales for all periods presented.

     Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, as amended by SFAS No. 138, was adopted by WESCO on January 1, 2001. This statement requires the recognition of the fair value of any derivative financial instrument on the balance sheet. Changes in fair value of the derivative and, in certain instances, changes in the fair value of an underlying hedged asset or liability, are recognized through either income or as a component of other comprehensive income. The adoption of this statement did not have a material impact on the results of operations or financial position of WESCO.

     In December 1999, the staff of the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements". SAB No. 101 outlines the basic criteria that must be met to recognize revenue, and provides guidelines for disclosure related to revenue recognition policies. The application of this guidance did not have a material impact on WESCO's consolidated financial statements in 2000.

     In September 2000, the FASB issued SFAS No. 140, a modification of SFAS No.
125. SFAS No. 140 is effective for transfers after March 31, 2001 and is effective for disclosures about securitizations and collateral and for recognition and reclassification of collateral for fiscal years ending after December 15, 2000. The disclosure provisions of this statement have been adopted. The adoption of this statement for future transfers is not expected to have a material impact on the results of operations or financial position of WESCO.


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

4.   RESTRUCTURING CHARGE

     In the fourth quarter of 2000, WESCO commenced certain programs to reduce costs, improve productivity and exit certain operations. Total costs under these programs were $9.4 million, and were comprised of $5.4 million related to the closure of fourteen branch operations in the United States, Canada and the Balkans, and $4.0 million related to the write-down of an investment in an affiliate. The $5.4 million charge related to the closure of fourteen branch operations is principally comprised of an inventory write-down of approximately $4.0 million and lease termination costs of approximately $1.0 million, the majority of which will be paid in 2001. The $4.0 million investment write-down is a result of management's decision to no longer pursue its business strategy with an affiliate.

5.   RECAPITALIZATION

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

     In connection with the Recapitalization, WESCO paid Cypress $9.5 million in transaction fees and WESCO received $5.8 million from CD&R as contributed capital.


6.   ACCOUNTS RECEIVABLE SECURITIZATION

     In June 1999, WESCO and certain of its subsidiaries terminated its previous accounts receivable securitization program and entered into a new $350 million accounts receivable securitization program ("Receivables Facility"), which was subsequently increased to $375 million. Under the Receivables Facility, WESCO sells, on a continuous basis, to WESCO Receivables Corporation, a wholly-owned, special purpose company ("SPC"), an undivided interest in all eligible accounts receivable. The SPC sells without recourse to a third-party conduit all the receivables while maintaining a subordinated interest, in the form of overcollateralization, in a portion of the receivables. WESCO has agreed to continue servicing the sold receivables for the financial institution at market rates; accordingly, no servicing asset or liability has been recorded.

     As of December 31, 2000 and 1999, securitized accounts receivable totaled approximately $479 million and $391 million, respectively, of which the subordinated retained interest was approximately $101 million and $53 million, respectively. Accordingly, approximately $378 million and $338 million of accounts receivable balances were removed from the consolidated balance sheets at December 31, 2000 and 1999, respectively. Net proceeds from the transactions totaled $40.0 million and $60.0 million in 2000 and 1999, respectively. Costs associated with the Receivables Facility totaled $24.9 million and $19.5 million in 2000 and 1999, respectively. These amounts are recorded as other expenses in the consolidated statement of operations and are primarily related to the discount and loss on the sale of accounts receivables, partially offset by related servicing revenue.

     The key economic assumptions used to measure the retained interest at the date of the securitization for securitizations completed in 2000 were a discount rate of 7% and an estimated life of 1.5 months. At December 31, 2000, an immediate adverse change in the discount rate or estimated life of 10% and 20% would result in a reduction in the fair value of the retained interest of $0.4 million and $0.7 million, respectively. These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this example, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another.

7.   ACQUISITIONS

     On September 11, 1998, WESCO acquired substantially all the assets and assumed substantially all liabilities and obligations relating to the operations of Bruckner Supply Company, Inc. ("Bruckner"), a privately owned company headquartered in Port Washington, New York. Bruckner is a provider of integrated supply procurement and outsourcing activities for large industrial companies.

     The Bruckner purchase price was $105.1 million, consisting of $78.5 million in cash and a non-interest bearing convertible note discounted to a value of $26.6 million for financial reporting purposes, resulting in goodwill of $94.0 million. In connection with the Offering, the note was converted into WESCO common stock.

     The Bruckner purchase agreement provides for additional contingent consideration, not to exceed $130 million, of which $30 million was paid in 1999. Additional contingent consideration, if any, is to be paid based on a multiple of increases in earnings before interest, taxes, depreciation and amortization of Bruckner with respect to calendar years 2001 through 2004. Up to 50% of the additional future contingent consideration, if any, may be converted at the election of the holder into common stock at the then market value.

     The following unaudited pro forma information assumes that the Bruckner acquisition had occurred at the beginning of the period presented. Adjustments to arrive at the pro forma information include, among others, those related to acquisition financing, amortization of goodwill and the related tax effects of such adjustments at an assumed rate of 39%.

                                                            YEAR ENDED
                                                           DECEMBER 31
                                                       ----------------------
                                                               1998
                                                       ----------------------
                                                             (UNAUDITED)
                                                            (IN THOUSANDS,
                                                          EXCEPT SHARE DATA)
Net sales..........................................          $3,205,333
Net income (loss)..................................              (3,102)
Basic earnings (loss) per share....................               (0.07)
Diluted earnings (loss) per share..................               (0.07)

     The pro forma financial information does not purport to present what WESCO's results of operations would have been if the Bruckner acquisition had actually occurred at the beginning of the period, or to project WESCO's results of operations for any future period.

     In addition to the Bruckner acquisition, WESCO acquired five other distributors in 1998, the largest of which were Avon Electric Supply (acquired January 1998), Brown Wholesale Electric Company (acquired January 1998) and Reily Electric Supply, Inc. (acquired May 1998). In 2000 and 1999, WESCO acquired three and four electrical distributors, respectively. Certain acquisitions also contain contingent consideration provisions that are not material to the consolidated financial statements of WESCO. A summary of certain information with respect to all acquisitions follows:


                                                                                       YEAR ENDED DECEMBER 31
                                                                              ------------------------------------------
                                                                                  2000          1999           1998
                                                                              ------------------------------------------
                                                                                           (IN THOUSANDS)
Aggregate purchase price, including contingent consideration.............        $47,801       $40,076       $250,218
Recorded goodwill........................................................         38,223        25,455        162,743

    All of the acquisitions were accounted for under the purchase method of accounting for business combinations. The results of operations of these companies are included in the consolidated financial statements prospectively from the acquisition dates. Pro forma results of these acquisitions, excluding Bruckner, assuming they had been made at the beginning of each year presented, would not be materially different from the consolidated results reported herein.


8.   CONCENTRATIONS OF CREDIT RISK AND SIGNIFICANT SUPPLIERS

     WESCO distributes its products and services and extends credit to a large number of customers in the industrial, construction, utility and manufactured structures markets. In addition, one supplier accounted for approximately 13%, 13% and 15% of WESCO's purchases for each of the three years, 2000, 1999 and 1998, respectively.


9.   PROPERTY, BUILDINGS AND EQUIPMENT

     The following table sets forth the components of property, buildings and equipment:

                                                                            DECEMBER 31
                                                                     ---------------------------
                                                                         2000          1999
                                                                     ---------------------------
                                                                           (IN THOUSANDS)
Land..............................................................      $18,699       $19,210
Buildings and leasehold improvements..............................       62,905        59,485
Furniture, fixtures and equipment.................................       67,210        51,680
Software costs....................................................       18,406        14,409
                                                                     ---------------------------
                                                                        167,220       144,784
Accumulated depreciation and amortization.........................      (55,984)      (42,714)
                                                                     ---------------------------
                                                                        111,236       102,070
Construction in progress..........................................       12,241        14,568
                                                                     ---------------------------
                                                                       $123,477      $116,638
                                                                     ===========================

10.  LONG TERM DEBT

     The following table sets forth WESCO's outstanding indebtedness:

                                                                          DECEMBER 31
                                                                    ------------------------
                                                                       2000         1999
                                                                    ------------------------
                                                                        (IN THOUSANDS)
Revolving credit facility.........................................   $189,624     $132,033
Senior subordinated notes (1).....................................    291,489      290,342
Other.............................................................      2,212        3,995
                                                                    ------------------------
                                                                      483,325      426,370
Less current portion..............................................       (585)      (3,831)
                                                                    -----------------------
                                                                     $482,740     $422,539
                                                                    ========================

(1) Net of original issue discount of $723 and $820 and purchase discount of $7,788 and $8,838 in 2000 and 1999, respectively.

     During the second quarter of 1999, WESCO completed the Offering and refinanced the majority of its long-term debt facilities. The proceeds of the Offering of $186.8 million and additional borrowings of $65 million were used to redeem the $62.8 million senior discount notes and repay the existing revolving credit and term loan facilities of $188.8 million. In conjunction with these transactions and the termination of its previous accounts receivable securitization program, approximately $8.9 million of deferred financing and other related charges were written off and redemption costs of $8.3 million were incurred which resulted in an extraordinary loss of $10.5 million, net of income tax benefits of $6.7 million. Additionally, $31.5 million of convertible notes were converted into 1,747,228 shares of WESCO common stock.

     Revolving Credit Facility

     In June 1999, WESCO Distribution, Inc., a wholly-owned subsidiary of WESCO, entered into a $400 million revolving credit facility with certain financial institutions. The revolving credit facility, which matures in June 2004, consists of up to $365 million of revolving loans denominated in U.S. dollars and a Canadian sublimit totaling $35 million. Borrowings under the revolving credit facility are collateralized by substantially all the assets, excluding real property, of WESCO Distribution, Inc. and are guaranteed by WESCO International, Inc. and certain subsidiaries.

     Borrowings bear rates of interest equal to various indices, at WESCO's option, such as LIBOR, Prime Rate or the Federal Funds Rate, plus a borrowing margin based on WESCO's financial performance. At December 31, 2000, the interest rate on revolving credit facility borrowings was 8.4%. A commitment fee of 30 to 50 basis points per year is due on unused portions of the revolving credit facility.

     At December 31, 2000, WESCO had three interest rate cap agreements with aggregate notional amounts of $125 million that expire in May and August 2001. The aggregate cost of these agreements is being amortized to interest expense on a straight-line basis over the period of the agreements. The agreements effectively provide a ceiling for LIBOR at rates between 7.0% and 7.25%.

     Senior Subordinated Notes

     The senior subordinated notes in an aggregate principal amount of $300 million were issued by WESCO Distribution, Inc. The notes are unsecured obligations and are fully and unconditionally guaranteed by WESCO International, Inc.

     The senior subordinated notes bear interest at a stated rate of 9 1/8% payable semiannually on June 1 and December 1 through June 1, 2008. The effective interest rate for the senior subordinated notes is 9.2%.

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

                                                              Redemption Price
                                                              ----------------
       2003................................................        104.563%
       2004................................................        103.042
       2005................................................        101.521
       2006 and thereafter.................................        100.000

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

    Other

     At December 31, 2000 and 1999, other borrowings primarily consisted of notes issued to sellers in connection with acquisitions.

     The following table sets forth the aggregate principal repayment requirements for all indebtedness for the next five years:

                                                               (IN THOUSANDS)
                                                             ------------------
       2001................................................      $      585
       2002................................................           1,530
       2003................................................              30
       2004 ...............................................         189,654
       2005................................................              30

     WESCO's credit agreements contain various restrictive covenants that, among other things, impose limitations on (i) dividend payments or certain other restricted payments or investments; (ii) the incurrence of additional indebtedness and guarantees or issuance of additional stock; (iii) creation of liens; (iv) mergers, consolidation or sales of substantially all of WESCO's assets; (v) certain transactions among affiliates; (vi) payments by certain subsidiaries to WESCO; and (vii) capital expenditures. In addition, the agreements require WESCO to meet certain leverage, working capital and interest coverage ratios.

     In December 2000, WESCO amended its revolving credit facility which provided additional operating flexibility and increased the maximum amount allowable under the accounts receivable securitization program to $475 million from $375 million and also amended certain financial covenants. Receivables sold under the accounts receivable securitization program in excess of $375 million will permanently reduce the amount available under the revolving credit facility on a dollar for dollar basis.

     WESCO is permitted to pay dividends under certain limited circumstances. At December 31, 2000 and 1999, no retained earnings were available for dividend payments.

     WESCO had $0.5 million and $4.2 million of outstanding letters of credit at December 31, 2000 and 1999, respectively. These letters of credit are used as collateral for performance and bid bonds. The fair value of the letters of credit approximates the contract value.

11.  CAPITAL STOCK

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

     The following table sets forth capital stock share activity:

                                                                                  CLASS B           REDEEMABLE
                                       COMMON STOCK       TREASURY STOCK       COMMON STOCK        COMMON STOCK
                                       ----------------------------------------------------------------------------
December 31, 1997..................        53,943,584                --                --           5,161,887
Recapitalization, net..............       (28,816,421)               --         4,653,131          (1,621,059)
Shares issued......................                --                --                --           1,559,675
Shares repurchased.................                --                --                --            (556,961)
Options exercised..................            82,654                --                --             358,360
                                       ----------------------------------------------------------------------------
December 31, 1998..................        25,209,817                --         4,653,131           4,901,902
Shares issued......................        11,183,750                --                --                  --
Termination of redemption rights            4,901,902                --                --          (4,901,902)
Conversion of convertible notes....         1,747,228                --                --                  --
Treasury shares purchased..........                --          (632,700)               --                  --
Options exercised..................           248,622            (4,559)               --                  --
                                       ----------------------------------------------------------------------------
December 31, 1999..................        43,291,319          (637,259)        4,653,131                  --
Treasury shares purchased..........                --        (3,265,300)               --                  --
Options exercised..................           802,345           (74,338)               --                  --
                                       ----------------------------------------------------------------------------
December 31, 2000..................        44,093,664        (3,976,897)        4,653,131                  --


     In May 2000, WESCO's board of directors authorized an additional $25 million to be added to its existing $25 million share repurchase program which was authorized in November 1999. WESCO's common stock may be purchased at management's discretion, subject to certain financial ratios, in open market transactions and the program may be discontinued at any time. As of December 31, 2000, the Company had purchased 3,898,000 shares of its common stock for $32.8 million pursuant to this program.

12.  INCOME TAXES

     The following table sets forth the components of the provision for income taxes before extraordinary item:

                                                                                  YEAR ENDED DECEMBER 31
                                                                          ----------------------------------------
                                                                              2000         1999          1998
                                                                          ----------------------------------------
                                                                                      (IN THOUSANDS)
Current taxes:
   Federal...........................................................       $19,097        $8,850       $4,843
   State.............................................................         1,030          (311)       1,229
   Foreign...........................................................           388         1,076           77
                                                                          ----------------------------------------
     Total current...................................................        20,515         9,615        6,149
Deferred taxes:
   Federal...........................................................         1,332        10,767        1,926
   State.............................................................           183         2,779          431
   Foreign...........................................................         1,245           172           13
                                                                          ----------------------------------------
     Total deferred..................................................         2,760        13,718        2,370
                                                                          ----------------------------------------
                                                                            $23,275       $23,333       $8,519
                                                                          ========================================

     The following table sets forth the components of income before income taxes and extraordinary item by jurisdiction:

                                                                                 YEAR ENDED DECEMBER 31
                                                                         ----------------------------------------
                                                                            2000          1999          1998
                                                                         ----------------------------------------
                                                                                     (IN THOUSANDS)
United States......................................................        $52,963      $54,070          $ 71
Foreign............................................................          3,750        4,408           712
                                                                         ----------------------------------------
                                                                           $56,713      $58,478          $783
                                                                         ========================================


     The following table sets forth the reconciliation between the federal statutory income tax rate and the effective rate:

                                                                                 YEAR ENDED DECEMBER 31
                                                                         ---------------------------------------
                                                                             2000         1999          1998
                                                                         ---------------------------------------
Federal statutory rate.................................................      35.0%        35.0%         35.0%
State taxes, net of federal tax benefit................................       1.4          2.7         137.8
Nondeductible expenses.................................................       3.4          2.9         206.2
Recapitalization costs.................................................        --           --         657.8
Foreign taxes..........................................................       0.3         (0.3)        (51.1)
Other(1)...............................................................       0.9         (0.4)        102.3
                                                                         ---------------------------------------
                                                                             41.0%        39.9%      1,088.0%
                                                                         =======================================

- -------------------------

(1) Includes the impact of adjustments for certain tax liabilities and the effect of differences between the recorded provision and the final filed tax return for the prior year.

    The following table sets forth deferred tax assets and liabilities:


                                                                         DECEMBER 31
                                                                ------------------------------
                                                                      2000            1999
                                                                ------------------------------
                                                                       (IN THOUSANDS)
Accounts receivable...........................................     $  6,512       $  5,185
Inventory.....................................................        6,077          5,591
Other.........................................................        1,568            804
                                                                ------------------------------

     Deferred tax assets......................................       14,157         11,580
                                                                ------------------------------

Intangibles...................................................      (14,539)       (11,874)
Property, buildings and equipment.............................       (8,497)        (6,203)
Other.........................................................       (8,605)        (8,583)
                                                                ------------------------------
     Deferred tax liabilities.................................      (31,641)       (26,660)
                                                                ------------------------------
                                                                   $(17,484)      $(15,080)
                                                                ==============================

13.  EARNINGS PER SHARE

     Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding during the periods. Diluted earnings per share are computed by dividing net income by the weighted average common shares and common share equivalents outstanding during the periods. The dilutive effect of common share equivalents is considered in the diluted earnings per share computation using the treasury stock method.

    The following table sets forth the details of basic and diluted earnings per share:

                                                                                 YEAR ENDED DECEMBER 31
                                                                   ---------------------------------------------------
                                                                            2000             1999              1998
                                                                   ---------------------------------------------------
                                                                       (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
Income (loss) before extraordinary item................                  $33,438          $35,145           $(7,736)
Interest on convertible debt...........................                       --              595                --
                                                                   ---------------------------------------------------
Earnings (loss) used in diluted earnings (loss) per share.....           $33,438          $35,740           $(7,736)
Weighted average common shares outstanding used in
   computing basic earnings (loss) per share...........               45,326,475       43,057,894        45,051,632
Common shares issuable upon exercise of dilutive stock
   options ............................................                2,420,132        3,516,733                --
Assumed conversion of convertible debt.................                       --          949,912                --
                                                                   ---------------------------------------------------
Weighted average common shares outstanding and common
   share equivalents used in computing diluted
   earnings (loss) per share...........................               47,746,607       47,524,539        45,051,632
                                                                   ===================================================
Earnings (loss) per share before extraordinary item
   Basic...............................................                    $0.74            $0.82            $(0.17)
   Diluted.............................................                     0.70             0.75             (0.17)


     Options to purchase 3.8 million shares of common stock at a weighted average exercise price of $10.62 per share were outstanding as of December 31, 2000 but were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of WESCO common stock.

     Interest on convertible debt of $1.3 million and common share equivalents outstanding of 6,630,180 were anti-dilutive and, accordingly, were not considered in the computation of diluted loss per share for the year ended December 31, 1998.

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

    In addition, employer contributions may be made at the discretion of the Board of Directors and can be based on WESCO's current year performance. For the years ended December 31, 2000, 1999 and 1998, WESCO contributed $7.6 million, $6.0 million and $14.1 million, respectively, which was charged to expense.


15.  STOCK INCENTIVE PLANS

     Stock Purchase Plans

     In connection with the Recapitalization, WESCO established a stock purchase plan ("1998 Stock Purchase Plan") under which certain employees may be granted an opportunity to purchase WESCO's common stock. The maximum number of shares available for purchase may not exceed 427,720. During 1998, 291,890 shares were issued at a weighted average share price of $10.75. There were no shares issued in 2000 or 1999.

     In 1994, WESCO established a stock purchase plan ("1994 Stock Purchase Plan") under which certain employees were granted an opportunity to purchase WESCO's common stock. Future purchases of shares under the 1994 Stock Purchase Plan were terminated in conjunction with the establishment of the 1998 Stock Purchase Plan. During 1998, 132,478 shares were issued at a weighted average share price of $10.75.

     Other Stock Purchases

     In addition, certain key management employees of WESCO, nonemployee directors and other investors may be granted an opportunity to purchase WESCO's common stock. At December 31, 1998, and 1999, 4,265,178 shares had been purchased. During 1998, 1,135,308 shares were purchased at a weighted average share price of $10.75. There were no shares purchased in 2000 or 1999.

     Stock Option Plans

     WESCO has sponsored four stock option plans, the 1999 Long-Term Incentive Plan ("LTIP"), the 1998 Stock Option Plan, the Stock Option Plan for Branch Employees and the 1994 Stock Option Plan. The LTIP was designed to be the successor plan to all prior plans. Outstanding options under prior plans will continue to be governed by their existing terms, which are substantially similar to the LTIP. Any remaining shares reserved for future issuance under the prior plans are available for issuance under the LTIP. The LTIP is administered by the Compensation Committee of the Board of Directors.

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

     In connection with the Recapitalization, all options granted under the 1994 Stock Option Plan became fully vested.

     All awards under WESCO's stock incentive plans are designed to be issued at fair market value.

     The following sets forth shares of common stock reserved for future issuance at December 31, 2000:

Stock Purchase Plan................................................      135,830
LTIP...............................................................    7,466,000

     The following table sets forth a summary of stock option activity and related information for the years indicated:

                                                2000                      1999                        1998
                                      --------------------------------------------------------------------------------
                                                     WEIGHTED                  WEIGHTED                    WEIGHTED
                                                      AVERAGE                   AVERAGE                     AVERAGE
                                                     EXERCISE                  EXERCISE                    EXERCISE
                                         OPTIONS       PRICE    OPTIONS          PRICE     OPTIONS           PRICE
                                      --------------------------------------------------------------------------------
Beginning of year...................   9,254,770        $5.44    9,527,290       $5.34       6,926,983        $2.20
Granted (1).........................   1,606,000         9.21       14,675       18.00       4,121,140         9.76
Exercised...........................    (802,345)        2.27     (248,622)       2.31      (1,134,383)        2.68
Canceled............................    (470,119)        9.54      (38,573)       3.38        (386,450)        3.83
                                       ---------                 ---------                  ----------
End of year.........................   9,588,306         6.13    9,254,770        5.44       9,527,290         5.34
                                       =========                 =========                  ==========

Exercisable at end of year..........   6,043,337        $4.33    6,193,150       $3.33       5,133,912        $2.05

(1) Options granted in 1998 include 635,800 options that were issued at a discount, resulting in approximately $4.1 million of compensation expense. Of these options, 358,360 were subsequently exercised. The remaining 277,440 were canceled and the associated costs were classified as additional capital.

     The following table sets forth exercise prices for options outstanding as of December 31, 2000:

                                   OPTIONS                OPTIONS               WEIGHTED AVERAGE
           EXERCISE PRICE        OUTSTANDING            EXERCISABLE        REMAINING CONTRACTUAL LIFE
      ---------------------------------------------------------------------------------------------------
               $1.73               2,976,432          2,976,432                       3.5
                1.98                 689,959            689,959                       5.0
                3.38               1,152,768            749,089                       6.0
                4.34                  82,654             82,654                       7.0
                7.75                 488,500                 --                       9.2
                9.31                  22,500                 --                       9.8
                9.88               1,079,500                 --                       9.4
               10.75               3,081,318          1,540,659                       7.6
               18.00                  14,675              4,544                       8.4
                                  ----------          ---------
                                   9,588,306          6,043,337

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

     If compensation costs had been determined based on the fair value at the grant dates according to SFAS No. 123, WESCO's net income and earnings per share would have been as follows:

                                                                                    YEAR ENDED DECEMBER 31
                                                                           ------------------------------------------
                                                                                 2000          1999          1998
                                                                           ------------------------------------------
                                                                               (IN THOUSANDS, EXCEPT SHARE DATA)
Net income (loss)
  As reported.........................................................        $33,438       $24,638       $(7,736)
  Pro forma...........................................................         30,979        22,912        (8,629)
Basic earnings (loss) per share
  As reported.........................................................          $0.74         $0.57        $(0.17)
  Pro forma...........................................................           0.68          0.53         (0.19)
Diluted earnings (loss) per share
  As reported.........................................................          $0.70         $0.53        $(0.17)
  Pro forma...........................................................           0.65          0.49         (0.19)

     The weighted average fair value per option granted was $4.82, $8.00 and $3.86, for the years ended December 31, 2000, 1999 and 1998, respectively.

    For purposes of presenting pro forma results, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and the following assumptions:

                                                                                      YEAR ENDED DECEMBER 31
                                                                               -------------------------------------
                                                                                  2000         1999        1998
                                                                               -------------------------------------
Risk-free interest rate...................................................          6.0%         6.0%        5.0%
Expected life (years).....................................................          6.0          7.0         7.0
Stock price volatility....................................................         45.0%        30.0%         --


16.  COMMITMENTS AND CONTINGENCIES

     Future minimum rental payments required under operating leases, primarily for real property that have noncancelable lease terms in excess of one year as of December 31, 2000, are as follows:

                                                               (IN THOUSANDS)
                                                               ---------------
2001..........................................................      $21,421
2002..........................................................       16,102
2003..........................................................       12,503
2004..........................................................        9,574
2005..........................................................        5,440
Thereafter....................................................       10,044

     Rental expense for the years ended December 31, 2000, 1999 and 1998, was $30.3 million, $33.3 million and $29.1 million, respectively.

     WESCO has litigation arising from time to time in the normal course of business. In management's opinion, any present litigation WESCO is aware of will not materially affect WESCO's consolidated financial position, results of operations or cash flows.


17.      SEGMENTS AND RELATED INFORMATION

    WESCO is engaged principally in one line of business -- the sale of electrical products and maintenance repair and operating supplies -- which represents more than 90% of the consolidated net sales, income from operations and assets, for 2000, 1999 and 1998. There were no material amounts of sales or transfers among geographic areas and no material amounts of export sales.

    The following table sets forth information about WESCO by geographic area:

                                                     NET SALES                                 LONG-LIVED ASSETS
                                              YEAR ENDED DECEMBER 31                              DECEMBER 31
                                       --------------------------------------       ----------------------------------------
                                          2000         1999         1998                2000          1999         1998
                                       --------------------------------------       ----------------------------------------
                                                   (IN THOUSANDS)                                (IN THOUSANDS)
United States....................      $3,494,527  $3,059,901    $2,713,213          $392,820      $357,696      $344,481
Canada...........................         319,823     288,203       272,463            11,286        11,157        10,483
Other Foreign....................          66,746      75,754        39,763             1,702         1,881         1,889
                                       --------------------------------------       ----------------------------------------
                                       $3,881,096  $3,423,858    $3,025,439          $405,808      $370,734      $356,853
                                       ======================================       ========================================

18.  SUPPLEMENTAL CASH FLOW INFORMATION

     The following table sets forth supplemental cash flow information:

                                                                                   YEAR ENDED DECEMBER 31
                                                                          ------------------------------------------
                                                                              2000          1999           1998
                                                                          ------------------------------------------
                                                                                       (IN THOUSANDS)
Details of acquisitions:
   Fair value of assets acquired.....................................        $63,764       $47,425       $307,056
   Deferred acquisition payment......................................          3,353        30,000             --
   Liabilities assumed...............................................        (15,963)       (7,349)       (56,838)
   Notes issued to seller............................................         (2,500)       (1,500)       (46,242)
   Deferred acquisition payable......................................         (7,750)       (8,593)       (30,000)
                                                                          ------------------------------------------
   Cash paid for acquisitions........................................        $40,904       $59,983       $173,976
                                                                          ==========================================

Cash paid for interest...............................................        $41,676       $42,817       $ 35,093
Cash paid for income taxes...........................................         19,589         5,249          9,470

     Noncash investing activities not reflected in the consolidated statement of cash flows for 2000, consisted of the write-off of a $4.0 million investment in an affiliate. Noncash financing activities not reflected in the consolidated statement of cash flows for 1999 consisted of the conversion of $31.5 million of notes payable to common stock. Noncash investing and financing activities not reflected in the consolidated statement of cash flows for 1998 consisted of the $5.8 million use of restricted cash to reduce long-term debt, $5.2 million of capital expenditures included in accounts payable and the conversion of $1.6 million of notes payable to redeemable common stock.

19.  OTHER FINANCIAL INFORMATION

    In June 1998, WESCO Distribution, Inc. issued $300 million of 9 1/8% senior subordinated notes. The senior subordinated notes are fully and unconditionally guaranteed by WESCO International, Inc. on a subordinated basis to all existing and future senior indebtedness of WESCO International, Inc. Condensed consolidating financial information for WESCO International, Inc., WESCO Distribution, Inc. and the Non-guarantor subsidiaries are as follows:

                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                                       DECEMBER 31, 2000
                                       ---------------------------------------------------------------------------------------
                                             WESCO                                           Consolidating
                                         International,       WESCO         Non-Guarantor  and Eliminating
                                              Inc.       Distribution, Inc.  Subsidiaries       Entries     Consolidated
                                       ---------------------------------------------------------------------------------------
                                                                           (IN THOUSANDS)
Cash and cash equivalents............     $     10         $   14,911        $     --       $      6,158     $    21,079
Trade accounts receivable............           --             43,790         216,198                 --         259,988
Inventories..........................           --            383,025          38,058                 --         421,083
Other current assets.................           --             63,212           4,492             (5,629)         62,075
                                       ---------------------------------------------------------------------------------------
   Total current assets..............           10            504,938         258,748                529         764,225
Intercompany receivables, net........           --            317,818          32,364           (350,182)             --
Property, buildings and equipment,
   net...............................           --             53,280          70,197                 --         123,477
Goodwill and other intangibles, net..           --            271,690           6,073                 --         277,763
Investments in affiliates and other
   noncurrent assets.................      482,026            295,094             117           (772,669)          4,568
                                       ---------------------------------------------------------------------------------------
   Total assets......................     $482,036         $1,442,820        $367,499        $(1,122,322)     $1,170,033
                                       =======================================================================================
Accounts payable.....................           --            410,171          44,206              6,158         460,535
Other current liabilities............        5,629             54,828           8,479             (5,629)         63,307
                                       ---------------------------------------------------------------------------------------
   Total current liabilities.........        5,629            464,999          52,685                529         523,842
Intercompany payables, net...........      350,182                 --              --           (350,182)             --
Long-term debt.......................           --            460,416          22,324                 --         482,740
Other noncurrent liabilities.........           --             35,379           3,085                 --          38,464
Stockholders' equity.................      126,225            482,026         289,405           (772,669)        124,987
                                       ---------------------------------------------------------------------------------------
   Total liabilities and
   stockholders' equity..............     $482,036         $1,442,820        $367,499        $(1,122,322)     $1,170,033
                                       =======================================================================================

                                                                       DECEMBER 31, 1999
                                       ---------------------------------------------------------------------------------------
                                           WESCO                                            Consolidating
                                       International,       WESCO          Non-Guarantor   and Eliminating
                                           Inc.       Distribution, Inc.   Subsidiaries        Entries       Consolidated
                                       ---------------------------------------------------------------------------------------
                                                                          (IN THOUSANDS)
Cash and cash equivalents............     $     10        $       --         $ 26,812      $   (18,003)       $    8,819
Trade accounts receivable............           --            23,781          164,526               --           188,307
Inventories..........................           --           359,481           38,188               --           397,669
Other current assets.................           --            48,552           13,069           (2,615)           59,006
                                       ---------------------------------------------------------------------------------------
   Total current assets..............           10           431,814          242,595          (20,618)          653,801
Intercompany receivables, net........           --           342,405               --         (342,405)               --
Property, buildings and equipment,
   net...............................           --            46,709           69,929               --           116,638
Goodwill and other intangibles, net..           --           242,834            6,406               --           249,240
Investments in affiliates and other
   non current assets................      459,042           243,328              179         (693,435)            9,114
                                       ---------------------------------------------------------------------------------------
   Total assets......................     $459,052        $1,307,090         $319,109      $(1,056,458)       $1,028,793
                                       =======================================================================================
Accounts payable.....................        1,457           374,938           48,571          (18,003)          406,963
Other current liabilities............        2,615            41,056            6,766           (2,615)           47,822
                                       ---------------------------------------------------------------------------------------
   Total current liabilities.........        4,072           415,994           55,337          (20,618)          454,785
Intercompany payables, net...........      336,976                --            5,429         (342,405)               --
Long-term debt.......................           --           398,455           24,084               --           422,539
Other noncurrent liabilities.........           --            33,599              565               --            34,164
Stockholders' equity.................      118,004           459,042          233,694         (693,435)          117,305
                                       ---------------------------------------------------------------------------------------
   Total liabilities and
   stockholders' equity..............     $459,052        $1,307,090         $319,109      $(1,056,458)       $1,028,793
                                       =======================================================================================

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                                                                  YEAR ENDED DECEMBER 31, 2000
                                       ---------------------------------------------------------------------------------------
                                           WESCO                                            Consolidating
                                       International,       WESCO          Non-Guarantor   and Eliminating
                                            Inc.       Distribution, Inc.   Subsidiaries        Entries       Consolidated
                                       ---------------------------------------------------------------------------------------
                                                                           (IN THOUSANDS)
Net sales............................     $     --         $3,497,076        $384,020         $     --        $3,881,096
Cost of goods sold...................           --          2,882,626         314,326               --         3,196,952
Selling, general and administrative
   expenses..........................           --            476,680          47,629               --           524,309
Depreciation and amortization........           --             21,951           3,042               --            24,993
Restructuring charge.................           --              9,094             310               --             9,404
Results of affiliates' operations....       22,984             56,250              --          (79,234)               --
Interest expense (income), net.......      (16,083)            68,164          (8,301)              --            43,780
Other (income) expense...............           --             85,005         (60,060)              --            24,945
Provision for income taxes...........        5,629            (13,178)         30,824               --            23,275
                                       ---------------------------------------------------------------------------------------
   Net income (loss).................     $ 33,438         $   22,984        $ 56,250         $(79,234)       $   33,438
                                       =======================================================================================


                                                                  YEAR ENDED DECEMBER 31, 1999
                                       ---------------------------------------------------------------------------------------
                                           WESCO                                            Consolidating
                                       International,       WESCO          Non-Guarantor   and Eliminating
                                           Inc.       Distribution, Inc.   Subsidiaries        Entries       Consolidated
                                       ---------------------------------------------------------------------------------------
                                                                           (IN THOUSANDS)
Net sales............................      $    --         $3,083,173        $340,685         $     --        $3,423,858
Cost of goods sold...................           --          2,528,631         278,609               --         2,807,240
Selling, general and administrative
   expenses..........................           --            426,181          45,094               --           471,275
Depreciation and amortization........           --             17,733           2,617               --            20,350
Results of affiliates' operations....       26,446             52,047              --          (78,493)               --
Interest expense (income), net.......       (5,075)            60,729          (8,686)              --            46,968
Other (income) expense...............           --             79,595         (60,048)              --            19,547
Provision for income taxes...........        1,776             (7,195)         28,752               --            23,333
                                       ---------------------------------------------------------------------------------------
Income (loss) before extraordinary
   item..............................       29,745             29,546          54,347          (78,493)           35,145

Extraordinary item, net of tax
   benefit...........................       (5,107)            (3,100)         (2,300)              --           (10,507)
                                       ---------------------------------------------------------------------------------------

   Net income (loss).................      $24,638         $   26,446        $ 52,047         $(78,493)       $   24,638
                                       =======================================================================================

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED DECEMBER 31, 2000
                                       ---------------------------------------------------------------------------------------
                                           WESCO                                            Consolidating
                                       International,       WESCO          Non-Guarantor   and Eliminating
                                           Inc.       Distribution, Inc.   Subsidiaries        Entries        Consolidated
                                       ---------------------------------------------------------------------------------------
                                                                           (IN THOUSANDS)
Net cash provided (used) by
   operating activities..............     $ 13,585       $ 32,332            $(23,167)        $ 24,161          $ 46,911
Investing activities:
   Capital expenditures..............           --        (18,167)             (3,385)              --           (21,552)
   Acquisitions......................           --        (40,904)                 --               --           (40,904)
   Other.............................           --            267               1,500               --             1,767
                                       ---------------------------------------------------------------------------------------
   Net cash used in investing
   activities........................           --        (58,804)             (1,885)              --           (60,689)
Financing activities:
   Net borrowings (repayments) ......       13,206         41,858              (1,760)              --            53,304
   Equity transactions...............      (26,791)            --                  --               --           (26,791)
   Other.............................           --           (475)                 --               --              (475)
                                       ---------------------------------------------------------------------------------------
   Net cash (used in) provided by
   financing activities..............      (13,585)        41,383              (1,760)              --            26,038
                                       ---------------------------------------------------------------------------------------
Net change in cash and cash
   equivalents.......................           --         14,911             (26,812)          24,161            12,260
Cash and cash equivalents at
   beginning of year.................           10             --              26,812          (18,003)            8,819
                                       ---------------------------------------------------------------------------------------
Cash and cash equivalents at end of
   period............................     $     10       $ 14,911            $     --         $  6,158          $ 21,079
                                       =======================================================================================

                                                                  YEAR ENDED DECEMBER 31, 1999
                                       ---------------------------------------------------------------------------------------
                                           WESCO                                            Consolidating
                                       International,       WESCO          Non-Guarantor   and Eliminating
                                           Inc.       Distribution, Inc.   Subsidiaries        Entries        Consolidated
                                       ---------------------------------------------------------------------------------------
                                                                           (IN THOUSANDS)
Net cash provided (used) by
   operating activities..............    $     (36)      $ 84,962             $  (567)        $(18,003)        $  66,356
Investing activities:
   Capital expenditures..............           --        (17,452)             (3,778)              --           (21,230)
   Acquisitions......................           --        (59,983)                 --               --           (59,983)
   Other.............................           --          8,717                 600               --             9,317
                                       ---------------------------------------------------------------------------------------
   Net cash used in investing
   activities........................           --        (68,718)             (3,178)              --           (71,896)
Financing activities:
   Net borrowings (repayments) ......     (182,680)       (14,084)             22,464               --          (174,300)
   Equity transactions...............      182,726             --                  --               --           182,726
   Other.............................           --         (2,160)                 --               --            (2,160)
                                       ---------------------------------------------------------------------------------------
   Net cash (used in) provided by
   financing activities..............           46        (16,244)             22,464               --             6,266
                                       ---------------------------------------------------------------------------------------
Net change in cash and cash
   equivalents.......................           10             --              18,719          (18,003)              726
Cash and cash equivalents at
   beginning of year.................           --             --               8,093               --             8,093
                                       ---------------------------------------------------------------------------------------
Cash and cash equivalents at end of
   period............................    $      10       $     --             $26,812         $(18,003)        $   8,819
                                       =======================================================================================

20.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table sets forth selected quarterly financial data for the years ended December 31, 2000 and 1999:

                                                               FIRST         SECOND         THIRD         FOURTH
                                                              QUARTER      QUARTER (2)     QUARTER      QUARTER (1)
                                                            ------------- -------------- ------------- --------------
                                                                       (IN THOUSANDS, EXCEPT SHARE DATA)
2000
Net sales(3).........................................         $925,022      $990,931       $976,332      $988,811
Gross profit(3)......................................          165,018       173,872        178,951       166,303
Income from operations...............................           31,374        38,077         42,354        13,633
Income (loss) before income taxes ..................            15,233        21,350         24,314        (4,184)
Net income (loss) ...................................            9,155        12,831         14,603        (3,151)
Basic earnings (loss) per share......................             0.20          0.28           0.32        (0.07)
Diluted earnings (loss) per share....................             0.19          0.27           0.31        (0.07)

1999
Net sales(3).........................................         $777,630      $864,669       $904,703      $876,856
Gross profit(3)......................................          139,008       157,519        157,845       162,246
Income from operations...............................           23,914        36,527         38,240        26,312
Income before income taxes and extraordinary item...             4,841        19,262         22,865        11,510
Income before extraordinary item.....................            2,917        11,548         13,757         6,923
Net income ..........................................            2,917         1,041         13,757         6,923
Basic earnings per share before extraordinary item                0.08          0.28           0.29          0.14
Diluted earnings per share before extraordinary
   item...........................................                0.08          0.25           0.27          0.14
Basic earnings per share.............................             0.08          0.03           0.29          0.14
Diluted earnings per share...........................             0.08          0.03           0.27          0.14

- -------------------

(1)  The fourth quarter of 2000 includes a restructuring charge of $9.4 (see
     Note 4).
(2) The second quarter of 1999 includes an extraordinary charge of $10.5 million, net of tax, in connection with the early extinguishment of certain debt and refinancing of its credit agreement (see Note 10).
(3) All quarters include the impact of the reclassification of freight billed to customers in accordance with EITF No. 00-10. The impact was $1.7 million, $1.6 million, $1.7 million and $1.4 million for each of the quarters in 2000 and $0.2 million, $0.5 million, $1.5 million and $1.5 million for each of the quarters in 1999.

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Stockholders and Board of Directors of WESCO
    International, Inc.:

Our audits of the consolidated financial statements referred to in our report dated February 9, 2001 also included an audit of the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 21 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                        /s/ PricewaterhouseCoopers LLP

600 Grant Street
Pittsburgh, Pennsylvania
February 9, 2001

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

COL. A                                     COL. B                  COL. C                  COL. D          COL. E
- ----------------------------------------------------------------------------------------------------------------------
                                                                ADDITIONS
                                                       -------------------------------
                                         BALANCE AT                      CHARGED TO                      BALANCE AT
                                         BEGINNING       CHARGED TO        OTHER                           END OF
                                         OF PERIOD        EXPENSE         ACCOUNTS     DEDUCTIONS(b)       PERIOD
                                       -------------------------------------------------------------------------------
Allowance for doubtful accounts:
   Year ended December 31, 2000....         7,023           9,970             574 a        (7,773)          9,794
   Year ended December 31, 1999....         8,082           2,465             604 a        (4,128)          7,023
   Year ended December 31, 1998....        10,814           2,325           3,423 a        (8,480)          8,082


a Represents allowance for doubtful accounts in connection with certain acquisitions.

b Includes a reduction in the allowance for doubtful accounts related to the sale of receivables at fair market value in connection with the Receivables Facility.

                                INDEX TO EXHIBITS

    The registrant hereby agrees to furnish supplementally to the Commission, upon request, a copy of any omitted schedule to any of the agreements contained herein.

                                                                                        PRIOR FILING OR
EXHIBIT NO.     DESCRIPTION OF EXHIBIT                                                SEQUENTIAL PAGE NUMBER
- ------------------------------------------------------------------------------------------------------------------
    2.1        Recapitalization Agreement dated as of March 27, 1998 among           Incorporated by reference
               Thor Acquisitions L.L.C., WESCO International, Inc. (formerly         to WESCO's Exhibit 2.1 to
               known as CDW Holding Corporation, "WESCO") and certain                the Registration Statement
               securityholders of WESCO.                                             on Form S-4 (No. 333-43225)
                                                                                     (the "Form S-4")

    2.2        Purchase Agreement dated May 29, 1998 among WESCO, WESCO              Incorporated by reference
               Distribution, Inc. ("WESCO Distribution"), Chase Securities           to Exhibit 2.2 to the Form
               Inc. and Lehman Brothers Inc.                                         S-4

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

   10.9        Lease dated April 1, 1992 as renewed by Letter of Notice of           Incorporated by reference
               Intent to Renew dated December 13, 1996 by and between the            to Exhibit 10.11 to the
               Company successor in interest to Westinghouse Electric                Form S-4
               Corporation as Tenant and Utah State Retirement Fund as
               Landlord.



                                                                                        PRIOR FILING OR
EXHIBIT NO.     DESCRIPTION OF EXHIBIT                                                SEQUENTIAL PAGE NUMBER
- ------------------------------------------------------------------------------------------------------------------

   10.10       Lease dated September 4, 1997 between WESCO Distribution as           Incorporated by reference
               Tenant and The Buncher Company as Landlord.                           to Exhibit 10.12 to the
                                                                                     Form S-4

   10.11       Lease dated March 1995 by and between WESCO                           Incorporated by reference
               Distribution-Canada, Inc. ("WESCO Canada") as Tenant and              to Exhibit 10.13 to the
               Atlantic Construction, Inc. as Landlord.                              Form S-4

   10.18       Amended and Restated Registration and Participation Agreement         Incorporated by reference
               dated June 5, 1998 among WESCO and certain securityholders of         to Exhibit 10.19 to the
               WESCO named therein.                                                  Form S-4

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

   10.24       Amendment, dated December 20, 2000, to the Credit Agreement           Filed herewith
               among WESCO Distribution, Inc., WESCO Distribution-Canada,
               Inc., WESCO International, Inc. and the Lenders identified therein, dated June 29, 1999.

   10.25       Receivables Purchase Agreement dated as of June 30, 1999, among       Incorporated by reference
               WESCO Receivables Corp., WESCO Distribution, Inc., Market             to Exhibit 10.2 to the
               Street Capital Corp. and PNC Bank, National Association.              Second Quarter Form 10-Q

   10.26       Amended and Restated Receivables Purchase Agreement, dated as         Incorporated by reference
               of September 28, 1999, among WESCO Receivables Corp., WESCO           to WESCO's Exhibit 10.1 to
               Distribution, Inc., and PNC Bank, National Association.               Quarterly Report on Form
                                                                                     10-Q for the period ended
                                                                                     September 30, 1999

   10.27       1999 Long-Term Incentive Plan.                                        Incorporated by reference
                                                                                     to WESCO's Exhibit 10.22 to
                                                                                     Form S-1

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
