Form 10-Q
period 2001-03-31
WESCO INTERNATIONAL INC
filed 2001-05-15
CIK 929008

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

                  For the quarterly period ended MARCH 31, 2001

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to
     such filing requirements for at least the past 90 days.  Yes  X    No.
                                                                  ---       ---

     As of April 30, 2001, WESCO International, Inc. had 40,215,532 shares and 4,653,131 shares of common stock and Class B common stock outstanding, respectively.

+===============================================================================

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q



                                TABLE OF CONTENTS

                                                                                                       Page
------------------------------------------------------------------------------------------------------------
PART I - FINANCIAL INFORMATION

   ITEM 1.  Financial Statements
               Condensed Consolidated Balance Sheets as of March 31, 2001 (unaudited)
                  and December 31, 2000............................................................     3
               Condensed Consolidated Statements of Operations for the three months ended
                  March 31, 2001 and 2000 (unaudited) .............................................     4
               Condensed Consolidated Statements of Cash Flows for the three months ended
                  March 31, 2001 and 2000 (unaudited) .............................................     5
               Notes to Condensed Consolidated Financial Statements (unaudited) ...................     6

   ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..    12

   ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.............................    15


PART II - OTHER INFORMATION

   ITEM 6.  Exhibits and Reports on Form 8-K.......................................................    16

            Signatures.............................................................................    17


------------------------------------------------------------------------------------------------------------

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                 MARCH 31        DECEMBER 31
       Dollars in thousands, except share data                                                       2001               2000
       ---------------------------------------------------------------------------------------------------------------------
                                                                                              (UNAUDITED)
                                              ASSETS
       CURRENT ASSETS:
           Cash and cash equivalents                                                          $    3,143         $   21,079
           Trade accounts receivable, net of allowance for doubtful                              250,488            259,988
              accounts of $10,074 and $9,794 in 2001 and 2000, respectively
           Other accounts receivable                                                              26,389             31,365
           Inventories                                                                           439,068            421,083
           Income taxes receivable                                                                12,567             10,951
           Prepaid expenses and other current assets                                               7,578              5,602
           Deferred income taxes                                                                  12,317             14,157
                                                                                              ----------         ----------
              Total current assets                                                               751,550            764,225

       Property, buildings and equipment, net                                                    122,967            123,477
       Goodwill and other intangibles, net of accumulated amortization of $31,855 and
          $29,053 in 2001 and 2000, respectively                                                 310,280            277,763
       Other assets                                                                                5,549              4,568
                                                                                              ----------         ----------
              Total assets                                                                    $1,190,346         $1,170,033
                                                                                              ==========         ==========

                               LIABILITIES AND STOCKHOLDERS' EQUITY
       CURRENT LIABILITIES:
           Accounts payable                                                                   $  469,564         $  460,535
           Accrued payroll and benefit costs                                                      16,654             27,027
           Current portion of long-term debt                                                          30                585
           Other current liabilities                                                              46,757             35,695
                                                                                              ----------         ----------
              Total current liabilities                                                          533,005            523,842

       Long-term debt                                                                            488,667            482,740
       Other noncurrent liabilities                                                                7,989              6,823
       Deferred income taxes                                                                      32,563             31,641
                                                                                              ----------         ----------
              Total liabilities                                                                1,062,224          1,045,046

       Commitments and contingencies

       STOCKHOLDERS' EQUITY:
           Preferred stock, $.01 par value; 20,000,000 shares authorized, no shares
             issued or outstanding                                                                    --                 --
           Common stock, $.01 par value; 210,000,000 shares authorized, 44,144,076 and
              44,093,664 shares issued in 2001 and 2000, respectively                                442                441
           Class B nonvoting convertible common stock, $.01 par value; 20,000,000
              shares authorized, 4,653,131 issued in 2001 and 2000                                    46                 46
           Additional capital                                                                    569,502            569,288
           Retained earnings (deficit)                                                          (406,652)          (410,144)
           Treasury stock, at cost; 3,976,897 shares in 2001 and 2000                            (33,406)           (33,406)
           Accumulated other comprehensive income (loss)                                          (1,810)            (1,238)
                                                                                              ----------         ----------
              Total stockholders' equity                                                         128,122            124,987
                                                                                              ----------         ----------
              Total liabilities and stockholders' equity                                      $1,190,346         $1,170,033
                                                                                              ==========         ==========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                           THREE MONTHS
                                                                          ENDED MARCH 31
In thousands, except share data                                         2001           2000
-----------------------------------------------------------------------------------------------
Net sales                                                             $928,057        $925,022
Cost of goods sold                                                     760,938         760,004
                                                                      --------        --------
   Gross profit                                                        167,119         165,018

Selling, general and administrative expenses                           136,825         128,119
Depreciation and amortization                                            7,363           5,525
                                                                      --------        --------
   Income from operations                                               22,931          31,374

Interest expense, net                                                   10,997          10,878
Other expense                                                            6,065           5,263
                                                                      --------        --------
   Income before income taxes                                            5,869          15,233

Provision for income taxes                                               2,377           6,078
                                                                      --------        --------
   Net income                                                         $  3,492        $  9,155
                                                                      ========        ========

Earnings per share:
   Basic                                                                 $0.08           $0.20
                                                                         =====           =====
   Diluted                                                               $0.07           $0.19
                                                                         =====           =====

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                              THREE MONTHS ENDED
                                                                                                   MARCH 31
In thousands                                                                                 2001             2000
------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                                                               $   3,492         $   9,155
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                           7,363             5,525
     Accretion of original issue and amortization of purchase discounts                        287               280
     Amortization of debt issuance costs and interest rate caps                                179               155
     Deferred income taxes                                                                   2,762               (29)
     Changes in assets and liabilities, excluding the effects of acquisitions:
         Sale of trade accounts receivable                                                      --             5,000
         Trade and other receivables                                                        29,303           (34,303)
         Inventories                                                                        (9,580)          (11,910)
         Prepaid expenses and other current assets                                          (3,033)            5,482
         Other assets                                                                         (136)              (63)
         Accounts payable                                                                   (5,502)           63,534
         Accrued payroll and benefit costs                                                 (10,373)           (4,979)
         Other current and noncurrent liabilities                                            4,495            10,808
                                                                                         ---------         ---------
              Net cash provided by operating activities                                     19,257            48,655

INVESTING ACTIVITIES:
Capital expenditures                                                                        (2,433)           (3,272)
Acquisitions                                                                               (41,413)          (14,058)
                                                                                         ---------         ---------
              Net cash used by investing activities                                        (43,846)          (17,330)

FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt                                                   178,646           237,870
Repayments of long-term debt                                                              (172,133)         (223,885)
Repurchase of common stock                                                                      --           (15,889)
Proceeds from the exercise of stock options                                                    140               395
                                                                                         ---------         ---------
              Net cash provided (used) by financing activities                               6,653            (1,509)
                                                                                         ---------         ---------

     Net change in cash and cash equivalents                                               (17,936)           29,816
     Cash and cash equivalents at the beginning of period                                   21,079             8,819
                                                                                         ---------         ---------
     Cash and cash equivalents at the end of period                                      $   3,143         $  38,635
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

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.   ORGANIZATION

     WESCO International, Inc. and its subsidiaries (collectively, "WESCO"), headquartered in Pittsburgh, Pennsylvania, is a full-line distributor of electrical supplies and equipment and is a provider of integrated supply procurement services. WESCO is engaged principally in one line of business - the sale of electrical products and maintenance, repair and operating supplies. WESCO currently operates approximately 360 branches and five distribution centers in the United States, Canada, Mexico, Puerto Rico, Guam, the United Kingdom and Singapore.


2.   ACCOUNTING POLICIES

Basis of Presentation

     The unaudited condensed consolidated financial statements include the accounts of WESCO and all of its subsidiaries and have been prepared in accordance with Rule 10-01 of the Securities and Exchange Commission. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in WESCO's 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

     The unaudited condensed consolidated balance sheet as of March 31, 2001, the unaudited condensed consolidated statements of operations for the three months ended March 31, 2001 and 2000, and the unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2001 and 2000, in the opinion of management, have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of the results of the interim periods. All adjustments reflected in the condensed consolidated financial statements are of a normal recurring nature. Results for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

     In February 2001, the Financial Accounting Standards Board issued a revision to a previously issued exposure draft covering business combinations proposing new accounting guidance related to goodwill. This proposed standard would not allow for amortization of goodwill. The carrying amount of goodwill would be reduced only if it was found to be impaired. Goodwill would be tested for impairment when events or circumstances occur indicating that goodwill might be impaired. A fair-value based impairment test would be used to measure goodwill for impairment in lieu of the method for measuring impairment of long-lived assets set forth in SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." As goodwill is measured as a residual amount in an acquisition, it is not possible to directly measure the fair value of goodwill. Under this proposed standard, the net assets of a reporting unit should be subtracted from the fair value of that reporting unit to determine the implied fair value of goodwill. Impairment loss would be recognized to the extent the carrying amount of goodwill exceeds the implied fair value. The provisions of this proposed standard would be effective for fiscal quarters beginning after the issuance of a final statement. Management believes the adoption of this standard, as it is proposed, will have a material non-cash impact on our financial statements if the final statement is issued prior to the full amortization of our remaining goodwill.


3.   ACQUISITIONS

    In March 2001, WESCO completed its acquisition of all of the outstanding common stock of Herning Underground Supply, Inc. and Alliance Utility Products, Inc. (collectively "Herning") headquartered in Hayward, California. Herning, a distributor of gas, lighting and communication utility products, reported net sales of approximately $112 million in 2000. This acquisition was accounted for under the purchase method of accounting (See Note 6).

4.   EARNINGS PER SHARE

     The following tables set forth the details of basic and diluted earnings per share before extraordinary item:

                                                                          THREE MONTHS ENDED
                                                                               MARCH 31
              Dollars in thousands, except per share amounts           2001               2000
              ------------------------------------------------------------------------------------

              Income before extraordinary item                      $     3,492        $     9,155
                                                                    ==============================
              Weighted average common shares outstanding
                 used in computing basic earnings per share          44,806,653         46,246,497
              Common shares issuable upon exercise of
                 dilutive stock options                               2,249,584          2,493,486
                                                                    ------------------------------
              Weighted average common shares outstanding
                 and common share equivalents used in
                 computing diluted earnings per share                47,056,237         48,739,983
                                                                    ==============================

              Earnings per share before extraordinary item:
                 Basic                                                    $0.08              $0.20
                 Diluted                                                  $0.07              $0.19
              ------------------------------------------------------------------------------------

5.   COMPREHENSIVE INCOME

     The following tables set forth comprehensive income and its components:

                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31
               In thousands                                                   2001        2000
               -------------------------------------------------------------------------------------
               Net income                                                $3,492             $9,155
               Foreign currency translation adjustment                     (572)               (20)
                                                                    --------------------------------
               Comprehensive income                                      $2,920             $9,135
               -------------------------------------------------------------------------------------

6.   CASH FLOW STATEMENT

     Supplemental cash flow information with respect to acquisitions was as follows:

                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31
               In thousands                                               2001              2000
               -------------------------------------------------------------------------------------
               Details of acquisitions:
                  Fair value of assets acquired                         $61,678            $27,784
                  Liabilities assumed                                   (15,265)            (7,726)
                  Deferred acquisition payable                           (5,000)            (6,000)
                                                                    --------------------------------
               Cash paid for acquisitions                               $41,413            $14,058
               -------------------------------------------------------------------------------------

7.   OTHER FINANCIAL INFORMATION (UNAUDITED)

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

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                                         MARCH 31, 2001
                                       ---------------------------------------------------------------------------------------
                                                                           (IN THOUSANDS)
                                           WESCO           WESCO                              Consolidating
                                       International,    Distribution      Non-Guarantor     and Eliminating
                                           Inc.              Inc.           Subsidiaries         Entries        Consolidated
                                       ---------------------------------------------------------------------------------------
Cash and cash equivalents............     $     10         $      --         $ 36,728        $   (33,595)     $    3,143
Trade accounts receivable............           --             43,200         207,288                 --         250,488
Inventories..........................           --            395,625          43,443                 --         439,068
Other current assets.................           --             67,379          18,447            (26,975)         58,851
                                       ---------------------------------------------------------------------------------------
   Total current assets..............           10            506,204         305,906            (60,570)        751,550
Intercompany receivables, net........           --            340,962           6,823           (347,785)             --
Property, buildings and equipment,
   net...............................           --             51,633          71,334                 --         122,967
Goodwill and other intangibles, net..           --            269,094          41,186                 --         310,280
Investments in affiliates and other
   noncurrent assets.................      484,100            311,522             100           (790,173)          5,549
                                       ---------------------------------------------------------------------------------------
   Total assets......................     $484,110         $1,479,415        $425,349        $(1,198,528)     $1,190,346
                                       =======================================================================================

Accounts payable.....................     $     --         $  443,039        $ 60,120        $   (33,595)     $  469,564
Other current liabilities............        6,393             51,485          32,538            (26,975)         63,441
                                       ---------------------------------------------------------------------------------------
   Total current liabilities.........        6,393            494,524          92,658            (60,570)        533,005
Intercompany payables, net...........      347,785                 --              --           (347,785)             --
Long-term debt.......................           --            463,395          25,272                 --         488,667
Other noncurrent liabilities.........           --             37,396           3,156                 --          40,552
Stockholders' equity.................      129,932            484,100         304,263           (790,173)        128,122
                                       ---------------------------------------------------------------------------------------
   Total liabilities and
   stockholders' equity..............     $484,110         $1,479,415        $425,349        $(1,198,528)     $1,190,346
                                       =======================================================================================

                                                                       DECEMBER 31, 2000
                                      ----------------------------------------------------------------------------------------
                                                                           (IN THOUSANDS)
                                           WESCO           WESCO                              Consolidating
                                       International,    Distribution      Non-Guarantor     and Eliminating
                                           Inc.              Inc.           Subsidiaries         Entries        Consolidated
                                       ---------------------------------------------------------------------------------------

Cash and cash equivalents............     $     10         $   14,911        $     --        $     6,158      $   21,079
Trade accounts receivable............           --             43,790         216,198                 --         259,988
Inventories..........................           --            383,025          38,058                 --         421,083
Other current assets.................           --             63,212          18,768            (19,905)         62,075
                                       ---------------------------------------------------------------------------------------
   Total current assets..............           10            504,938         273,024            (13,747)        764,225
Intercompany receivables, net........           --            317,818          32,364           (350,182)             --
Property, buildings and equipment,
   net...............................           --             53,280          70,197                 --         123,477
Goodwill and other intangibles, net..           --            271,690           6,073                 --         277,763
Investments in affiliates and other
   noncurrent assets.................      482,026            295,094             117           (772,669)          4,568
                                       ---------------------------------------------------------------------------------------
   Total assets......................     $482,036         $1,442,820        $381,775        $(1,136,598)     $1,170,033
                                       =======================================================================================

Accounts payable.....................     $      --        $  410,171        $ 44,206        $     6,158      $  460,535
Other current liabilities............        5,629             54,828          22,755            (19,905)         63,307
                                       ---------------------------------------------------------------------------------------
   Total current liabilities.........        5,629            464,999          66,961            (13,747)        523,842
Intercompany payables, net...........      350,182                 --              --           (350,182)             --
Long-term debt.......................           --            460,416          22,324                 --         482,740
Other noncurrent liabilities.........           --             35,379           3,085                 --          38,464
Stockholders' equity.................      126,225            482,026         289,405           (772,669)        124,987
                                       ---------------------------------------------------------------------------------------
   Total liabilities and
   stockholders' equity..............     $482,036         $1,442,820        $381,775        $(1,136,598)     $1,170,033
                                       =======================================================================================

                                    WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                                                                THREE MONTHS ENDED MARCH 31, 2001
                                       ---------------------------------------------------------------------------------------
                                                                         (IN THOUSANDS)

                                           WESCO                                            Consolidating
                                       International,       WESCO          Non-Guarantor   and Eliminating
                                           Inc.       Distribution, Inc.   Subsidiaries        Entries         Consolidated
                                       ---------------------------------------------------------------------------------------
Net sales............................      $    --         $ 825,930         $ 102,127         $     --         $928,057
Cost of goods sold...................           --           677,998            82,940               --          760,938
Selling, general and administrative
   expenses..........................           --           120,027            16,798               --          136,825
Depreciation and amortization........           --             6,433               930               --            7,363
Results of affiliates' operations....        2,074            15,430                --          (17,504)              --
Interest expense (income), net.......       (2,182)           16,126            (2,947)              --           10,997
Other (income) expense...............           --            26,083           (20,018)              --            6,065
Provision for income taxes...........          764            (7,381)            8,994               --            2,377
                                       ---------------------------------------------------------------------------------------

   Net income (loss)                       $ 3,492         $   2,074         $  15,430         $(17,504)        $  3,492
                                       =======================================================================================


                                                               THREE MONTHS ENDED MARCH 31, 2000
                                       ---------------------------------------------------------------------------------------
                                                                         (IN THOUSANDS)

                                           WESCO                                            Consolidating
                                       International,       WESCO          Non-Guarantor   and Eliminating
                                           Inc.       Distribution, Inc.   Subsidiaries        Entries         Consolidated
                                       ---------------------------------------------------------------------------------------
Net sales............................      $    --         $ 831,226         $ 93,796         $     --           $925,022
Cost of goods sold...................           --           683,768           76,236               --            760,004
Selling, general and administrative
   expenses..........................           --           114,520           13,599               --            128,119
Depreciation and amortization........           --             4,772              753               --              5,525
Results of affiliates' operations....        6,551            15,668               --          (22,219)                --
Interest expense (income), net.......       (4,006)           16,744           (1,860)              --             10,878
Other (income) expense...............           --            24,611          (19,348)              --              5,263
Provision for income taxes...........        1,402            (4,072)           8,748               --              6,078
                                       ---------------------------------------------------------------------------------------

   Net income (loss)                       $ 9,155         $   6,551         $ 15,668         $(22,219)          $  9,155
                                       =======================================================================================

                                    WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                               THREE MONTHS ENDED MARCH 31, 2001
                                                                         (IN THOUSANDS)

                                           WESCO                                            Consolidating
                                       International,       WESCO          Non-Guarantor   and Eliminating
                                           Inc.       Distribution, Inc.   Subsidiaries        Entries         Consolidated
                                       -------------- ------------------------------------------------------------------------
Net cash provided (used) by
   operating activities...........       $ 2,257         $(22,940)           $79,693            $(39,753)        $ 19,257
Investing activities:
   Capital expenditures...........            --           (1,899)              (534)                 --           (2,433)
   Acquisitions...................            --               --            (41,413)                 --          (41,413)
                                       ---------------------------------------------------------------------------------------
   Net cash used in investing
   activities.....................            --           (1,899)           (41,947)                 --          (43,846)
Financing activities:
   Net borrowings (repayments)....        (2,397)           9,928             (1,018)                 --            6,513
   Equity transactions............           140               --                 --                  --              140
                                       ---------------------------------------------------------------------------------------
   Net cash (used in) provided by
   financing activities...........        (2,257)           9,928             (1,018)                 --            6,653
                                       ---------------------------------------------------------------------------------------
Net change in cash and cash
   equivalents....................            --          (14,911)            36,728             (39,753)         (17,936)
Cash and cash equivalents at
   beginning of year..............            10           14,911                 --               6,158           21,079
                                       ---------------------------------------------------------------------------------------
Cash and cash equivalents at end
   of period......................         $  10         $     --           $ 36,728            $(33,595)        $  3,143
                                       =======================================================================================

                                                               THREE MONTHS ENDED MARCH 31, 2000
                                       ---------------------------------------------------------------------------------------
                                                                         (IN THOUSANDS)

                                           WESCO                                            Consolidating
                                       International,       WESCO          Non-Guarantor   and Eliminating
                                           Inc.       Distribution, Inc.   Subsidiaries        Entries         Consolidated
                                       ---------------------------------------------------------------------------------------
Net cash provided (used) by
   operating activities..............      $   365        $20,943             $31,527          $(4,180)          $48,655
Investing activities:
   Capital expenditures..............           --         (3,029)               (243)              --            (3,272)
   Acquisitions......................           --        (14,058)                 --               --           (14,058)
                                       ---------------------------------------------------------------------------------------
   Net cash used in investing
   activities........................           --        (17,087)               (243)              --           (17,330)
Financing activities:
   Net borrowings (repayments) ......       16,236         (3,856)              2,712           (1,107)           13,985
   Equity transactions...............      (16,601)            --                  --            1,107           (15,494)
                                      ----------------------------------------------------------------------------------------
   Net cash (used in) provided by
   financing activities..............         (365)        (3,856)              2,712               --            (1,509)
                                       ---------------------------------------------------------------------------------------
Net change in cash and cash
   equivalents.......................           --             --              33,996           (4,180)           29,816
Cash and cash equivalents at
   beginning of year.................           10             --              26,812          (18,003)            8,819
                                       ---------------------------------------------------------------------------------------
Cash and cash equivalents at end of
   period............................  $        10        $    --             $60,808         $(22,183)          $38,635
                                       =======================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the information in the unaudited condensed consolidated financial statements and notes thereto included herein and WESCO International Inc.'s Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in its 2000 Annual Report on Form 10-K.

GENERAL
     WESCO is a full-line distributor of electrical supplies and equipment and is a provider of integrated supply procurement services. WESCO currently operates approximately 360 branch locations and five distribution centers in the United States, Canada, Mexico, Puerto Rico, Guam, the United Kingdom and Singapore. WESCO serves over 130,000 customers worldwide, offering over 1,000,000 products from over 23,000 suppliers. WESCO's diverse customer base includes a wide variety of industrial companies; contractors for industrial, commercial and residential projects; utility companies, and commercial, institutional and governmental customers. Approximately 90% of WESCO's net sales are generated from operations in the U.S., 8% from Canada and the remainder from other countries.

RECENT DEVELOPMENTS
     Recent developments affecting the results of operations and financial position of WESCO include the following:

    In March 2001, WESCO completed its acquisition of all of the outstanding common stock of Herning Underground Supply, Inc. and Alliance Utility Products, Inc. (collectively "Herning") headquartered in Hayward, California. Herning, a distributor of gas, lighting and communication utility products, reported net sales of approximately $112 million in 2000. This acquisition was accounted for under the purchase method of accounting.

RESULTS OF OPERATIONS
First Quarter of 2001 versus First Quarter of 2000

     The following table sets forth the percentage relationship to net sales of certain items in WESCO's condensed consolidated statements of operations for the periods presented:

                                                                           THREE MONTHS ENDED
                                                                               MARCH 31
                                                                          2001           2000
               --------------------------------------------------------------------------------

               Net sales                                                 100.0%        100.0%
               Gross profit                                               18.0          17.8
               Selling, general and administrative expenses               14.7          13.8
               Depreciation and amortization                               0.8           0.6
                                                                         -----         -----
                   Income from operations                                  2.5           3.4
               Interest expense                                            1.2           1.2
               Other expense                                               0.7           0.6
                                                                         -----         -----
                   Income before income taxes                              0.6           1.6
               Income taxes                                                0.2           0.6
                                                                         -----         -----
                   Net income                                              0.4%          1.0%
                                                                         ======        ======

     Net Sales. Net sales in the first quarter of 2001 increased $3.1 million to $928.1 million compared with $925.0 million in the prior-year quarter, primarily due to sales of acquired companies, offset by decreases attributable to the Company's core business. Core business net sales decreased approximately 2% from the prior year quarter.

     Gross Profit. Gross profit for the first quarter of 2001 increased $2.1 million to $167.1 million from $165.0 million in the first quarter of 2000. Gross profit margin increased to 18.0% in the current-year quarter from 17.8% in the first quarter of 2000. This increase was principally due to our margin improvement initiatives offset somewhat by lower levels of supplier discounts as a percentage of sales.

     Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses increased $8.7 million, or 6.8%, to $136.8 million. Excluding SG&A expenses associated with companies acquired during 2000 and 2001, SG&A expenses increased 3.4%. The increase was due principally to increased payroll related costs in the quarter to quarter comparison and, to a lesser extent, increased transportation costs. As a percentage of sales, SG&A expenses increased to 14.7% compared with 13.8% in the prior year quarter as expense growth outpaced sales growth in the current quarter.

     Depreciation and Amortization. Depreciation and amortization increased $1.8 million to $7.4 million reflecting higher goodwill due to recent acquisitions and increased depreciation related to capitalized software and property, buildings and equipment over the prior year.

     Interest and Other Expense. Interest expense totaled $11.0 million for the first quarter of 2001, an increase of $0.1 million from the same period in 2000. Other expense totaled $6.1 million and $5.3 million in the first quarter of 2001 and 2000, respectively, reflecting costs associated with the accounts receivable securitization program. The $0.8 million increase was principally due to the increased level of securitized accounts receivable.

     Income Taxes. Income tax expense totaled $2.4 million in the first quarter of 2001 and the effective tax rate was 40.5%. In the first quarter of 2000, income tax expense totaled $6.1 million and the effective tax rate was 39.9%. The effective tax rates differ from the federal statutory rate primarily due to state income taxes and nondeductible expenses.

     Net Income. For the first quarter of 2001, net income totaled $3.5 million, or $0.07 per diluted share, compared with $9.2 million and $0.19 per diluted share, respectively, in the first quarter of 2000. The decreases in the comparison are primarily due to decreased operating income and to a lesser extent increased interest and other expense, offset by decreased income tax expense.

LIQUIDITY AND CAPITAL RESOURCES
     Total assets were $1.19 billion and $1.17 billion at March 31, 2001 and December 31, 2000, respectively. In addition, stockholders' equity was $128.1 million at March 31, 2001 compared to $125.0 million at December 31, 2000. Debt was $488.7 million at March 31, 2001 as compared to $482.7 million at December 31, 2000, an increase of $6.0 million. Amounts available under the company's revolving credit agreement as of March 31, 2001 were approximately $188 million.

     An analysis of cash flows for the first three months of 2001 and 2000 follows:

     Operating Activities. Cash provided by operating activities totaled $19.3 million in the first three months of 2001, compared to $48.7 million in the prior year. In connection with WESCO's asset securitization program, cash provided by operations in 2000 included proceeds of $5.0 million from the sale of accounts receivable. Excluding this transaction, cash provided by operating activities was $19.3 million in 2001 compared to cash provided of $43.7 million in 2000. On this basis, the $24.4 million decrease in operating cash flow was primarily due to an increase in cash utilized to fund working capital requirements and lower net income as compared to 2000.

     Investing Activities. Net cash used in investing activities was $43.8 million in the first three months of 2001, compared to $17.3 million in 2000. Cash used for investing activities was higher in 2001 primarily due to a $27.4 million increase in cash paid for acquisitions, offset somewhat by lower capital expenditures in 2001. WESCO's capital expenditures for the three months of 2001 were for computer equipment and software and branch and distribution center facility improvements.

     Financing Activities. Cash provided by financing activities totaled $6.7 million for the first three months of 2001 primarily reflecting increased borrowings. In the first three months of 2000, cash used by financing activities totaled $1.5 million, principally related to the Company's common stock purchase program offset by increased borrowings.

     WESCO's liquidity needs arise from seasonal working capital requirements, capital expenditures, debt service obligations and acquisitions. In addition, certain of the Company's acquisition agreements contain earn-out provisions typically based on future earnings targets. The most significant of these agreements relates to the Bruckner acquisition which provides for an earn-out potential of $100 million during the next four years if certain earnings targets are achieved. Certain other acquisitions also contain contingent consideration provisions, one of which could be significant, as it is based on, among other things, a multiple of increases in operating income.

     In addition to cash generated from operations and amounts available under the credit facilities, WESCO utilizes a receivables facility to provide liquidity. At March 31, 2001 WESCO's securitized accounts receivable balance totaled $375 million, unchanged from December 31, 2000.

     WESCO's board of directors authorized a $50 million share repurchase program. As of April 30, 2001, WESCO has purchased $32.8 million of common stock pursuant to this program, since its inception. WESCO did not repurchase any shares under this program during the quarter ended March 31, 2001, and does not expect to in the foreseeable future. The company intends to prioritize accretive acquisitions and possible reductions of debt.

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

     In February 2001, the Financial Accounting Standards Board issued a revision to a previously issued exposure draft covering business combinations proposing new accounting guidance related to goodwill. This proposed standard would not allow for amortization of goodwill. The carrying amount of goodwill would be reduced only if it was found to be impaired. Goodwill would be tested for impairment when events or circumstances occur indicating that goodwill might be impaired. A fair-value based impairment test would be used to measure goodwill for impairment in lieu of the method for measuring impairment of long-lived assets set forth in SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." As goodwill is measured as a residual amount in an acquisition, it is not possible to directly measure the fair value of goodwill. Under this proposed standard, the net assets of a reporting unit should be subtracted from the fair value of that reporting unit to determine the implied fair value of goodwill. Impairment loss would be recognized to the extent the carrying amount of goodwill exceeds the implied fair value. The provisions of this proposed standard would be effective for fiscal quarters beginning after the issuance of a final statement. Management believes the adoption of this standard, as it is proposed, will have a material non-cash impact on our financial statements if the final statement is issued prior to the full amortization of our remaining goodwill.

FORWARD-LOOKING STATEMENTS
     From time to time in this report and in other written reports and oral statements, references are made to expectations regarding the future performance of WESCO. When used in this context, the words "anticipates," "plans," "believes," "estimates," "intends," "expects," "projects" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. Such statements including, but not limited to, WESCO's statements regarding its business strategy, growth strategy, productivity and profitability enhancement, new product and service introductions and liquidity and capital resources are based on management's beliefs, as well as on assumptions made by, and information currently available to, management, and involve various risks and uncertainties, certain of which are beyond WESCO's control. WESCO's actual results could differ materially from those expressed in any forward-looking statement made by or on behalf of WESCO. In light of these risks and uncertainties there can be no assurance that the forward-looking information will in fact prove to be accurate. Factors that might cause actual results to differ from such forward-looking statements include, but are not limited to, an increase in competition, the amount of outstanding indebtedness, the availability of appropriate acquisition opportunities, availability of key products, functionality of information systems, international operating environments and other risks that are described in WESCO's Annual Report on Form 10-K for the year ended December 31, 2000 which are incorporated by reference herein. WESCO has undertaken no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     There have not been any material changes to WESCO's exposures to market risk during the quarter ended March 31, 2001 that would require an update to the disclosures provided in WESCO's Form 10-K for the year-ended December 31, 2000.

PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

     None were filed in the quarter ended March 31, 2001.

     (b)  REPORTS ON FORM 8-K

     On January 30th, 2001, WESCO filed a Current Report on Form 8-K reporting under Item 5 announced initiatives to streamline operations, certain non-recurring charges, its outlook for the fourth quarter of 2000 and expectations for the year 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on May 15, 2001 on its behalf by the undersigned thereunto duly authorized.


                                WESCO International, Inc. and Subsidiaries

                                By: /s/ Stephen A. Van Oss
                                   --------------------------------------------
                                    Stephen A. Van Oss
                                    Vice President, Chief Financial Officer