Form 10-Q
period 2001-06-30
WESCO INTERNATIONAL INC
filed 2001-08-06
CIK 929008

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

                  For the quarterly period ended JUNE 30, 2001

                        Commission file number 001-14989


                            WESCO INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)



                 DELAWARE                                   25-1723342
       (State or other jurisdiction of                    (IRS Employer
        incorporation or organization)                 Identification No.)

              COMMERCE COURT
      FOUR STATION SQUARE, SUITE 700
      PITTSBURGH, PENNSYLVANIA 15219                   (412) 454-2200
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

     As of July 23, WESCO International, Inc. had 40,257,512 shares and 4,653,131 shares of common stock and Class B common stock outstanding, respectively.

================================================================================

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q



                                TABLE OF CONTENTS

                                                                                                        Page
----------------------------------------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

       ITEM 1.  Financial Statements
                   Condensed Consolidated Balance Sheets as of June 30, 2001(unaudited) and
                      December 31, 2000................................................................     3
                   Condensed Consolidated Statements of Operations for the three months and
                      six months ended June 30, 2001 and 2000 (unaudited) .............................     4
                   Condensed Consolidated Statements of Cash Flows for the six months ended
                      June 30, 2001 and 2000 (unaudited) ..............................................     5
                   Notes to Condensed Consolidated Financial Statements (unaudited) ...................     6

       ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..    14

       ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.............................    19


PART II - OTHER INFORMATION

       ITEM 4.  Submission of Matters to a Vote of Security Holders....................................    20

       ITEM 6.  Exhibits and Reports on Form 8-K.......................................................    20

                Signatures.............................................................................    21


----------------------------------------------------------------------------------------------------------------

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                           JUNE 30             DECEMBER 31
 Dollars in thousands, except share data                                                     2001                 2000
 -------------------------------------------------------------------------------------------------------------------------
                                                                                         (UNAUDITED)
                                              ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                             $    4,891            $   21,079
    Trade accounts receivable, net of allowance for doubtful
       accounts of $11,984 and $9,794 in 2001 and 2000, respectively                         247,295               259,988
    Other accounts receivable                                                                 18,912                31,365
    Inventories                                                                              433,336               421,083
    Income taxes receivable                                                                    7,984                10,951
    Prepaid expenses and other current assets                                                  6,583                 5,602
    Deferred income taxes                                                                     14,310                14,157
                                                                                         -----------            ----------
       Total current assets                                                                  733,311               764,225

Property, buildings and equipment, net                                                       124,278               123,477
Goodwill and other intangibles, net of accumulated amortization of $34,928
   and $29,053 in 2001 and 2000, respectively                                                310,745               277,763
Other assets                                                                                   5,252                 4,568
                                                                                          ----------            ----------
       Total assets                                                                       $1,173,586            $1,170,033
                                                                                          ==========            ==========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                                                      $  512,786            $  460,535
    Accrued payroll and benefit costs                                                         14,966                27,027
    Current portion of long-term debt                                                          1,530                   585
    Other current liabilities                                                                 27,926                35,695
                                                                                          ----------            ----------
       Total current liabilities                                                             557,208               523,842

Long-term debt                                                                               438,200               482,740
Other noncurrent liabilities                                                                   8,143                 6,823
Deferred income taxes                                                                         33,771                31,641
                                                                                          ----------            ----------
       Total liabilities                                                                   1,037,322             1,045,046

Commitments and contingencies

STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value; 20,000,000 shares authorized, no shares
      issued or outstanding                                                                       --                    --
    Common stock, $.01 par value; 210,000,000 shares authorized, 44,224,409 and
       44,093,664 shares issued in 2001 and 2000, respectively                                   443                   441
    Class B nonvoting convertible common stock, $.01 par value; 20,000,000
       shares authorized, 4,653,131 issued in 2001 and 2000                                       46                    46
    Additional capital                                                                       569,770               569,288
    Retained earnings (deficit)                                                             (399,139)             (410,144)
    Treasury stock, at cost; 3,976,897 shares in 2001 and 2000                               (33,406)              (33,406)
    Accumulated other comprehensive income (loss)                                             (1,450)               (1,238)
                                                                                          ----------            ----------
       Total stockholders' equity                                                            136,264               124,987
                                                                                          ----------            ----------
       Total liabilities and stockholders' equity                                         $1,173,586            $1,170,033
                                                                                          ==========            ==========


          The accompanying notes are an integral part of the condensed consolidated financial statements.

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                       THREE MONTHS ENDED                SIX MONTHS ENDED
                                                            JUNE 30                           JUNE 30
In thousands, except share data                       2001           2000             2001              2000
-------------------------------------------------------------------------------------------------------------------
Net sales                                           $944,136        $990,931        $1,872,193        $1,915,953
Cost of goods sold                                   779,305         817,059         1,540,243         1,577,063
                                                  ----------------------------------------------------------------
   Gross profit                                      164,831         173,872           331,950           338,890

Selling, general and administrative expenses         129,187         129,809           266,012           257,928
Depreciation and amortization                          7,636           5,986            14,999            11,511
                                                  ----------------------------------------------------------------
   Income from operations                             28,008          38,077            50,939            69,451

Interest expense, net                                 10,937          10,741            21,934            21,619
Other expense                                          4,599           5,986            10,664            11,249
                                                  ----------------------------------------------------------------
   Income before income taxes                         12,472          21,350            18,341            36,583

Provision for income taxes                             4,959           8,519             7,336            14,597
                                                  ----------------------------------------------------------------

   Net income                                       $  7,513        $ 12,831            11,005        $   21,986
                                                  ================================================================

Earnings per share:
    Basic                                              $0.17           $0.28             $0.25             $0.48
                                                       =====           =====             =====             =====

    Diluted                                            $0.16           $0.27             $0.23             $0.45
                                                       =====           =====             =====             =====


          The accompanying notes are an integral part of the condensed consolidated financial statements.

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                                  SIX MONTHS ENDED
                                                                                                       JUNE 30
In thousands                                                                                  2001                2000
---------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                                                                 $  11,005           $  21,986
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                            14,999              11,511
     Accretion of original issue and amortization of purchase discounts                          557                 574
     Amortization of debt issuance costs and interest rate caps                                  357                 306
     Loss (gain) on sale of property, buildings and equipment                                   (447)                 15
     Deferred income taxes                                                                     1,977                 (56)
     Changes in assets and liabilities, excluding the effects of acquisitions:
         Sale of trade accounts receivable                                                        --              15,000
         Trade and other receivables                                                          39,473             (78,950)
         Inventories                                                                          (4,348)            (33,953)
         Other current and noncurrent assets                                                  (1,680)              9,820
         Accounts payable                                                                     44,149              73,892
         Accrued payroll and benefit costs                                                   (12,061)              3,207
         Other current and noncurrent liabilities                                             (1,826)              3,319
                                                                                         ---------------------------------
              Net cash provided by operating activities                                       92,155              26,671

INVESTING ACTIVITIES:
Capital expenditures                                                                          (7,972)             (7,645)
Proceeds from the sale of property, buildings and equipment                                      534                  17
Receipts from (advances to) affiliate                                                             --                 224
Acquisitions, net of cash acquired                                                           (52,052)            (14,061)
                                                                                         ---------------------------------
              Net cash used for investing activities                                         (59,490)            (21,465)

FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt                                                     298,263             378,719
Repayments of long-term debt                                                                (347,415)           (355,079)
Repurchase of common stock                                                                        --             (21,538)

Exercise of stock options                                                                        299               1,112
                                                                                         ---------------------------------
              Net cash provided by/(used for) financing activities                           (48,853)              3,214
                                                                                         ---------------------------------

     Net change in cash and cash equivalents                                                 (16,188)              8,420
     Cash and cash equivalents at the beginning of period                                     21,079               8,819
                                                                                         ---------------------------------
     Cash and cash equivalents at the end of period                                        $   4,891           $  17,239
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

     The unaudited condensed consolidated balance sheet as of June 30, 2001, the unaudited condensed consolidated statements of operations for the three months and six months ended June 30, 2001 and 2000, and the unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2001 and 2000, in the opinion of management, have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of the results of the interim periods. All adjustments reflected in the condensed consolidated financial statements are of a normal recurring nature. Results for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and other Intangible Assets." Under SFAS No. 141, all business combinations will be accounted for under the purchase method. Under SFAS No. 142, goodwill will no longer be amortized, but will be reduced only if it was found to be impaired. Goodwill would be tested for impairment annually or more frequently when events or circumstances occur indicating that goodwill might be impaired. A fair-value based impairment test would be used to measure goodwill for impairment. As goodwill is measured as a residual amount in an acquisition, it is not possible to directly measure the fair value of goodwill. Under this statement, the net assets of a reporting unit are subtracted from the fair value of that reporting unit to determine the implied fair value of goodwill. An impairment loss would be recognized to the extent the carrying amount of goodwill exceeds the implied fair value. The provisions of this statement are effective for all business combinations completed after July 1, 2001 and fiscal years beginning after December 15, 2001 for existing goodwill. Management believes the adoption of this standard, will have a material non-cash impact on the financial statements. For the six months ended June 30, 2001, goodwill amortization was $5.8 million.

3.  ACQUISITIONS

    In March 2001, WESCO completed its acquisition of all of the outstanding common stock of Herning Underground Supply, Inc. and Alliance Utility Products, Inc. (collectively "Herning") headquartered in Hayward, California. Herning, a distributor of gas, lighting and communication utility products, reported net sales of approximately $112 million in 2000. This acquisition was accounted for under the purchase method of accounting (See Note 7).

4.  EARNINGS PER SHARE

     The following tables set forth the details of basic and diluted earnings per share:

                                                                                  THREE MONTHS ENDED
                                                                                       JUNE 30
               Dollars in thousands, except per share amounts                   2001             2000
               --------------------------------------------------------------------------------------------
               Net income                                                  $     7,513        $    12,831
               Weighted average common shares outstanding used in
                  computing basic earnings per share
                                                                            44,872,816         45,451,376
               Common shares issuable upon exercise of
                  dilutive stock options                                     2,153,061          2,537,751
                                                                         ----------------------------------
               Weighted average common shares outstanding and
                  common share equivalents used in computing
                  diluted earnings per share                                47,025,877         47,989,127
                                                                         ==================================

               Earnings per share
                  Basic                                                          $0.17              $0.28
                  Diluted                                                        $0.16              $0.27
               --------------------------------------------------------------------------------------------

                                                                                  SIX MONTHS ENDED
                                                                                       JUNE 30
               Dollars in thousands, except per share amounts                  2001               2000
               --------------------------------------------------------------------------------------------
               Net income                                                  $    11,005        $    21,986
               Weighted average common shares outstanding
                  used in computing basic earnings per share                44,839,917         45,848,936
               Common shares issuable upon exercise of
                  dilutive stock options                                     2,201,155          2,518,123
                                                                          ---------------------------------
               Weighted average common shares outstanding and
                  common share equivalents used in computing
                  diluted earnings per share                                47,041,072         48,367,059
                                                                          =================================
               Earnings per share:
                  Basic                                                          $0.25              $0.48
                  Diluted                                                        $0.23              $0.45
               --------------------------------------------------------------------------------------------

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

    As of June 30, 2001 and December 31, 2000, securitized accounts receivable totaled approximately $452 million and $479 million, respectively, of which the subordinated retained interest was approximately $75 million and $101 million, respectively. Accordingly, approximately $377 million and $378 million of accounts receivable balances were removed from the consolidated balance sheets at June 30, 2001 and December 31, 2000, respectively. Net proceeds from the transactions totaled $40.0 million in 2000. Costs associated with the Receivables Facility totaled $10.7 million and $11.2 million for the six months ended June 30, 2001 and 2000, respectively. These amounts are recorded as other expenses in the consolidated statements of operations and are primarily related to the discount and loss on the sale of accounts receivable, partially offset by related servicing revenue.

    The key economic assumptions used to measure the retained interest at the date of the securitization or securitizations completed in 2001 were a discount rate of 5% and an estimated life of 1.5 months. At June 30, 2001, an immediate adverse change in the discount rate or estimated life of 10% and 20% would result in a reduction in the fair value of the retained interest of $0.3 million and $0.5 million, respectively. These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this example, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another.

6.  COMPREHENSIVE INCOME

    The following tables set forth comprehensive income and its components:

                                                                                 THREE MONTHS ENDED
                                                                                       JUNE 30
               In thousands                                                   2001                 2000
               --------------------------------------------------------------------------------------------
               Net income                                                  $ 7,513                $12,831
               Foreign currency translation adjustment                         360                   (364)
                                                                         ----------------------------------
               Comprehensive income                                        $ 7,873                $12,467
               --------------------------------------------------------------------------------------------

                                                                                  SIX MONTHS ENDED
                                                                                       JUNE 30
               In thousands                                                   2001                 2000
               --------------------------------------------------------------------------------------------

               Net income                                                  $11,005                $21,986
               Foreign currency translation adjustment                        (212)                  (384)
                                                                         ----------------------------------
               Comprehensive income                                        $10,793                $21,602
               --------------------------------------------------------------------------------------------

7.   CASH FLOW STATEMENT

     Supplemental cash flow information with respect to acquisitions was as follows:

                                                                                  SIX MONTHS ENDED
                                                                                       JUNE 30
               In thousands                                                   2001                 2000
               --------------------------------------------------------------------------------------------
               Details of acquisitions:
                  Fair value of assets acquired                           $ 61,678                $28,787
                  Deferred acquisition payment                              10,639                     --
                  Liabilities assumed                                      (15,265)                (7,726)
                  Deferred acquisition payable                              (5,000)                (7,000)
                                                                         ----------------------------------
               Cash paid for acquisitions                                 $ 52,052                $14,061
               --------------------------------------------------------------------------------------------

8.   OTHER FINANCIAL INFORMATION (UNAUDITED)

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

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                                         JUNE 30, 2001
                                       ---------------------------------------------------------------------------------------
                                                                           (IN THOUSANDS)
                                           WESCO                                            Consolidating
                                       International,       WESCO          Non-Guarantor   and Eliminating
                                           Inc.       Distribution, Inc.   Subsidiaries        Entries       Consolidated
                                       ---------------------------------------------------------------------------------------
Cash and cash equivalents............     $      6         $       --       $      --        $     4,885      $    4,891
Trade accounts receivable............           --             43,386         203,909                 --         247,295
Inventories..........................           --            390,403          42,933                 --         433,336
Other current assets.................           --             49,246          19,562            (21,019)         47,789
                                       ---------------------------------------------------------------------------------------
   Total current assets..............            6            483,035         266,404            (16,134)        733,311
Intercompany receivables, net........           --            345,017          60,158           (405,175)             --
Property, buildings and equipment,
   net...............................           --             52,241          72,037                 --         124,278
Goodwill and other intangibles, net..           --            268,342          42,403                 --         310,745
Investments in affiliates and other
   noncurrent assets.................      490,399            321,432              90           (806,669)          5,252
                                       ---------------------------------------------------------------------------------------
   Total assets......................     $490,405         $1,470,067        $441,092        $(1,227,978)     $1,173,586
                                       =======================================================================================

Accounts payable.....................     $     --           $490,824         $17,077             $4,885        $512,786
Other current liabilities............        9,662             37,284          18,495            (21,019)         44,422
                                       ---------------------------------------------------------------------------------------
   Total current liabilities.........        9,662            528,108          35,572            (16,134)        557,208
Intercompany payables, net...........      343,029                810          61,336           (405,175)             --
Long-term debt.......................           --            412,173          26,027                 --         438,200
Other noncurrent liabilities.........           --             38,577           3,337                 --          41,914
Stockholders' equity.................      137,714            490,399         314,820           (806,669)        136,264
                                       ---------------------------------------------------------------------------------------
   Total liabilities and
   stockholders' equity..............     $490,405         $1,470,067        $441,092        $(1,227,978)     $1,173,586
                                       =======================================================================================

                                                                      DECEMBER 31, 2000
                                       ---------------------------------------------------------------------------------------
                                                                           (IN THOUSANDS)
                                           WESCO                                            Consolidating
                                       International,       WESCO          Non-Guarantor   and Eliminating
   (In thousands)                          Inc.       Distribution, Inc.   Subsidiaries        Entries       Consolidated
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
                                       =======================================================================================

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                                                                THREE MONTHS ENDED JUNE 30, 2001
                                       ---------------------------------------------------------------------------------------
                                                                         (IN THOUSANDS)
                                           WESCO                                            Consolidating
                                       International,       WESCO          Non-Guarantor   and Eliminating
                                           Inc.       Distribution, Inc.   Subsidiaries        Entries        Consolidated
                                       ---------------------------------------------------------------------------------------
Net sales............................      $    --           $829,454        $114,682         $     --          $944,136
Cost of goods sold...................           --            686,148          93,157               --           779,305
Selling, general and administrative
   expenses..........................           11            109,801          19,375               --           129,187
Depreciation and amortization........           --              6,484           1,152               --             7,636
Results of affiliates' operations....        6,299             10,197              --          (16,496)               --
Interest expense (income), net.......       (1,879)            15,899          (3,083)              --            10,937
Other (income) expense...............           --             22,205         (17,606)              --             4,599
Provision for income taxes...........          654             (7,185)         11,490               --             4,959
                                       ---------------------------------------------------------------------------------------

   Net income (loss).................      $ 7,513           $  6,299        $ 10,197         $(16,494)         $  7,513
                                       =======================================================================================

                                                                 THREE MONTHS ENDED JUNE 30, 2000
                                       ---------------------------------------------------------------------------------------
                                                                         (IN THOUSANDS)
                                           WESCO                                            Consolidating
                                       International,       WESCO          Non-Guarantor   and Eliminating
                                           Inc.       Distribution, Inc.   Subsidiaries        Entries       Consolidated
                                       --------------------------------------------------------------------------------------
Net sales............................      $    --           $897,980        $ 92,951         $     --          $990,931
Cost of goods sold...................           --            740,400          76,659               --           817,059
Selling, general and administrative
   expenses..........................           --            127,146           2,663               --           129,809
Depreciation and amortization........           --              5,224             762               --             5,986
Results of affiliates' operations....       10,208             21,815              --          (32,023)               --
Interest expense (income), net.......       (4,036)            17,591          (2,814)              --            10,741
Other (income) expense...............           --             23,966         (17,980)              --             5,986
Provision for income taxes...........        1,413             (4,740)         11,846               --             8,519
                                       ---------------------------------------------------------------------------------------

   Net income (loss).................      $12,831           $ 10,208        $ 21,815         $(32,023)         $ 12,831
                                       =======================================================================================


                                                                 SIX MONTHS ENDED JUNE 30, 2001
                                       ---------------------------------------------------------------------------------------
                                                                         (IN THOUSANDS)
                                           WESCO                                            Consolidating
                                       International,       WESCO          Non-Guarantor   and Eliminating
                                           Inc.       Distribution, Inc.   Subsidiaries        Entries       Consolidated
                                       ---------------------------------------------------------------------------------------
Net sales............................      $    --         $1,655,384        $216,809         $     --        $1,872,193
Cost of goods sold...................           --          1,364,146         176,097               --         1,540,243
Selling, general and administrative
   expenses..........................           11            229,828          36,173               --           266,012
Depreciation and amortization........           --             12,917           2,082               --            14,999
Results of affiliates' operations....        8,373             25,627              --          (34,000)               --
Interest expense (income), net.......       (4,061)            32,025          (6,030)              --            21,934
Other (income) expense...............           --             48,288         (37,624)              --            10,664
Provision for income taxes...........        1,418            (14,566)         20,484               --             7,336
                                       ---------------------------------------------------------------------------------------

   Net income (loss).................      $11,005         $    8,373        $ 25,627         $(34,000)       $   11,005
                                       =======================================================================================

                                                                  SIX MONTHS ENDED JUNE 30, 2000
                                       ---------------------------------------------------------------------------------------
                                                                         (IN THOUSANDS)
                                           WESCO                                            Consolidating
                                       International,       WESCO          Non-Guarantor   and Eliminating
                                           Inc.       Distribution, Inc.   Subsidiaries        Entries      Consolidated
                                       ---------------------------------------------------------------------------------------
Net sales............................      $    --         $1,729,206        $186,747         $     --        $1,915,953
Cost of goods sold...................           --          1,424,168         152,895               --         1,577,063
Selling, general and administrative
   expenses..........................           --            241,666          16,262               --           257,928
Depreciation and amortization........           --              9,996           1,515               --            11,511
Results of affiliates' operations....       16,759             37,483              --          (54,242)               --
Interest expense (income), net.......       (8,042)            34,335          (4,674)              --            21,619
Other (income) expense...............           --             48,577         (37,328)              --            11,249
Provision for income taxes...........        2,815             (8,812)         20,594               --            14,597
                                       ---------------------------------------------------------------------------------------

   Net income (loss).................      $21,986         $   16,759        $ 37,483         $(54,242)       $   21,986
                                       =======================================================================================

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                                 SIX MONTHS ENDED JUNE 30, 2001
                                       ----------------------------------------------------------------------------------------
                                                                         (IN THOUSANDS)
                                           WESCO                                            Consolidating
                                       International,       WESCO          Non-Guarantor   and Eliminating
                                           Inc.       Distribution, Inc.   Subsidiaries        Entries         Consolidated
                                       ---------------------------------------------------------------------------------------
Net cash provided (used) by                $ 6,848       $ 34,248            $ 52,332          $(1,273)         $ 92,155
   operating activities..............
Investing activities:
   Capital expenditures..............           --         (4,773)             (3,199)              --            (7,972)
   Acquisitions and other............           --            534             (52,052)              --           (51,518)
                                       ---------------------------------------------------------------------------------------
   Net cash used in investing                   --         (4,239)            (55,251)              --           (59,490)
   activities........................
Financing activities:
   Net borrowings (repayments) ......       (7,151)       (44,920)              2,919               --           (49,152)
   Equity transactions...............          299             --                  --               --               299
                                       ---------------------------------------------------------------------------------------
   Net cash (used in) provided by
   financing activities..............       (6,852)       (44,920)              2,919               --           (48,853)
                                       ---------------------------------------------------------------------------------------
Net change in cash and cash                     (4)       (14,911)                 --           (1,273)          (16,188)
   equivalents.......................
Cash and cash equivalents at
   beginning of year.................           10         14,911                  --            6,158            21,079
                                       ---------------------------------------------------------------------------------------
Cash and cash equivalents at end of
   period............................      $     6       $     --            $     --          $ 4,885          $  4,891
                                       =======================================================================================

                                                                 SIX MONTHS ENDED JUNE 30, 2000
                                       ---------------------------------------------------------------------------------------
                                                                         (IN THOUSANDS)
                                           WESCO                                            Consolidating
                                       International,       WESCO          Non-Guarantor   and Eliminating
                                           Inc.       Distribution, Inc.   Subsidiaries        Entries        Consolidated
                                       ---------------------------------------------------------------------------------------
Net cash provided (used) by                $ 3,804       $ 33,928            $(29,064)        $ 18,003          $ 26,671
   operating activities..............
Investing activities:
   Capital expenditures..............           --         (6,178)             (1,467)              --            (7,645)
   Acquisitions and other............           --        (13,820)                 --               --           (13,820)
                                       ---------------------------------------------------------------------------------------
   Net cash used in investing                   --        (19,998)             (1,467)              --           (21,465)
   activities........................
Financing activities:
   Net borrowings (repayments) ......       17,658            853               6,165           (1,036)           23,640
   Equity transactions...............      (21,462)            --                  --            1,036           (20,426)
                                       ---------------------------------------------------------------------------------------
   Net cash (used in) provided by
   financing activities..............       (3,804)           853               6,165               --             3,214
                                       ---------------------------------------------------------------------------------------
Net change in cash and cash                     --         14,783             (24,366)          18,003             8,420
   equivalents.......................
Cash and cash equivalents at
   beginning of year.................           10             --              26,812          (18,003)            8,819
                                       ---------------------------------------------------------------------------------------
Cash and cash equivalents at end of
   period............................      $    10       $ 14,783            $  2,446         $     --          $ 17,239
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

RESULTS OF OPERATIONS
Second Quarter of 2001 versus Second Quarter of 2000

     The following table sets forth the percentage relationship to net sales of certain items in WESCO's condensed consolidated statements of operations for the periods presented:

                                                                         THREE MONTHS ENDED
                                                                               JUNE 30
                                                                        2001           2000
               --------------------------------------------------------------------------------
               Net sales                                               100.0%          100.0%
               Gross profit                                             17.5            17.5
               Selling, general and administrative expenses             13.7            13.1
               Depreciation and amortization                             0.8             0.6
                                                                     --------------------------
                   Income from operations                                3.0             3.8
               Interest expense                                          1.2             1.0
               Other expense                                             0.5             0.6
                                                                     --------------------------
                   Income before income taxes                            1.3             2.2
               Provision for income taxes                                0.5             0.9
                                                                     --------------------------
                   Net income                                            0.8%            1.3%
               --------------------------------------------------------------------------------


     Net Sales. Net sales in the second quarter of 2001 decreased $46.8 million, or 4.7%, to $944.1 million compared with $990.9 million in the prior-year quarter, primarily due to sales decline in the Company's core business partially offset by an increase in sales of acquired companies. Core business sales decreased 8% from the prior year quarter. The mix of direct shipment sales for the quarter ended June 30, 2001 and June 30, 2000 were 43.7% and 45.5%, respectively.

     Gross Profit. Gross profit for the second quarter of 2001 decreased $9.1 million to $164.8 million from $173.9 million in the second quarter of 2000. The decrease in gross profit compared to prior year is primarily attributable to the decrease in sales versus prior year. Gross profit margin as a percentage of sales was 17.5% for the quarter ended June 30, 2001 and the quarter ended June 30, 2000.

     Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses decreased $0.6 million, or 0.5%, to $129.2 million. Excluding SG&A expenses associated with companies acquired during the last three quarters of 2000 and all of 2001, SG&A expenses decreased 4.0%. The decrease was principally due to a $4.0 million reduction in certain discretionary benefits, partially offset by increased bad debt expense in the current period. As a percent of sales, SG&A expenses increased to 13.7% compared with 13.1% in the prior year quarter reflecting lower sales volume in the current period.

     Depreciation and Amortization. Depreciation and amortization increased $1.6 million to $7.6 million reflecting higher amortization of goodwill from acquisitions and increases in property, buildings and equipment over the prior year.

     Income From Operations. Income from operations decreased $10.1 million or 26.4% from the prior year quarter due to the previously mentioned lower sales volume.

     Interest and Other Expense. Interest expense totaled $10.9 million for the second quarter of 2001, an increase of $0.2 million over the same period in 2000. Other expense totaled $4.6 million and $6.0 million in the second quarter of 2001 and 2000, respectively, reflecting costs associated with the accounts receivable securitization. The decrease was due to decreased fees associated with the securitized accounts receivable.

     Income Taxes. Income tax expense totaled $5.0 million in the second quarter of 2001 and the effective tax rate was 39.8%. In the second quarter of 2000, income tax expense totaled $8.5 million and the effective tax rate was 39.9%. The effective tax rates differ from the federal statutory rate primarily due to state income taxes and nondeductible expenses.

     Net Income. Net income and diluted earnings per share totaled $7.5 million and $0.16, respectively, for the second quarter of 2001, compared with net income of $12.8 million, or $0.27 per diluted share, for the second quarter of 2000.

Six Months Ended June 30, 2001 versus Six Months Ended June 30, 2000

     The following table sets forth the percentage relationship to net sales of certain items in WESCO's condensed consolidated statements of operations for the periods presented:

                                                                               SIX MONTHS ENDED
                                                                                   JUNE 30
                                                                              2001            2000
               -------------------------------------------------------------------------------------
               Net sales                                                     100.0%          100.0%
               Gross profit                                                   17.7            17.7
               Selling, general and administrative expenses                   14.2            13.5
               Depreciation and amortization                                   0.8             0.6
                                                                           -------------------------
                   Income from operations                                      2.7             3.6
               Interest expense                                                1.2             1.1
               Other expense                                                   0.5             0.6
                                                                           -------------------------
                   Income before income taxes                                  1.0             1.9
               Provision for income taxes                                      0.4             0.8
                                                                           -------------------------
                   Net income                                                  0.6%            1.1%
               -------------------------------------------------------------------------------------

     Net Sales. Net sales for the first six months of 2001 decreased $43.8 million, or 2.3%, to $1,872.2 million compared with $1,916.0 million in the prior year period, primarily due to a sales decline in the Company's core business of 5.3% that was offset somewhat by increased sales of acquired companies as compared to prior year period. The mix of direct shipment sales for the six months ended June 30, 2001 and June 30, 2000 were 43.9% and 44.9%, respectively.

     Gross Profit. Gross profit for the first six months of 2001 decreased $6.9 million or 2.0% to $332.0 million from $338.9 million in 2000. Gross profit margin percentage was 17.7% for both the current and prior year period. The decrease was primarily due to the aforementioned sales deterioration in the Company's core business.

     Selling, General and Administrative Expenses. SG&A expenses increased $8.1 million, or 3.1%, to $266.0 million. Excluding SG&A expenses associated with companies acquired during 2000 and 2001, SG&A expenses were essentially unchanged. Core business SG&A expenses decreased slightly due to reduction in certain discretionary benefits partially offset by increased bad debt expense. As a percentage of net sales, SG&A expenses increased to 14.2% compared with 13.5% in the prior year period reflecting a lower relative sales level.

     Depreciation and Amortization. Depreciation and amortization increased $3.5 million to $15.0 million reflecting higher amortization of goodwill from acquisitions and increases in property, buildings and equipment over the prior year.

     Interest and Other Expense. Interest expense totaled $21.9 million for the first six months of 2001, an increase of $0.3 million from the same period in 2000. Other expense totaled $10.7 million and $11.2 million for the first six months of 2001 and 2000, respectively, reflecting costs associated with the accounts receivable securitization. The $0.5 million decrease was principally due to the decreased fees associated with the securitized accounts receivable.

     Income Taxes. Income tax expense totaled $7.3 million and $14.6 million in the first six months of 2001 and 2000, respectively. The effective tax rates for 2001 and 2000 were 40.0% and 39.9%, respectively. The effective tax rates differ from the federal statutory rate primarily due to state income taxes and nondeductible expenses.

     Net Income. Net income and diluted earnings per share totaled $11.0 million and $0.23, respectively, for the first six months of 2001, compared with $22.0 million, or $0.45 per diluted share, for the first six months of 2000.

LIQUIDITY AND CAPITAL RESOURCES
     Total assets were $1,173.6 million and $1,170.0 million at June 30, 2001 and December 31, 2000, respectively. In addition, stockholders' equity was $136.3 million at June 30, 2001 compared to $125.0 million at December 31, 2000. Debt was $439.7 million at June 30, 2001 as compared to $483.3 million at December 31, 2000, a decrease of $43.6 million.

     An analysis of cash flows for the first six months of 2001 and 2000 follows:

     Operating Activities. Cash provided by operating activities totaled $92.2 million in the first six months of 2001, compared to $26.7 million in the prior year. In connection with WESCO's asset securitization program, cash provided by operations in 2000 included proceeds of $15.0 million from the sale of accounts receivable. Excluding this transaction, cash provided by operating activities was $92.2 million in 2001 compared to cash provided of $11.7 million in 2000. On this basis, the $80.5 million increase in operating cash flow, compared to 2000, was primarily generated by changes in components of working capital, offset by decreased income adjusted for non-cash charges.

     Investing Activities. Net cash used for investing activities was $59.5 million in the first six months of 2001, compared to $21.5 million in 2000. Cash used for investing activities was higher in 2001 primarily due to a $38.0 million increase in cash paid for acquisitions. WESCO's capital expenditures for the six months of 2001 were for computer equipment and software and branch and distribution center facility improvements.

     Financing Activities. Cash used for financing activities totaled $48.9 million for the first six months of 2001 primarily reflecting increased repayments of debt. In the first six months of 2000, cash provided by financing activities totaled $3.2 million, principally related to increased borrowings offset by stock repurchases under the Company's common stock purchase program.

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

     Amounts available under the company's revolving credit agreement as of June 30, 2001 were approximately $237 million. In mid-August 2001, we expect to enter into another amendment to our revolving credit facility. We anticipate that the borrowing margins applicable to advances under the facility, which currently range from 100 to 200 basis points, will be amended to range from 150 to 250 basis points, depending upon our leverage ratio. The amendment will provide for an initial reduction in the maximum amount available from $379 million to $285 million and also for subsequent decreases to $185 million at maturity in 2004.

     The amendment is also expected to modify certain financial and other covenants, which will ease restrictions on the amounts that may be borrowed. These covenants include applicable leverage ratios, interest coverage ratios, and working capital ratios. The amendment will restrict our ability to make acquisitions and prohibit WESCO from repurchasing shares of its common stock under the share repurchase program.

     In addition to cash generated from operations and amounts available under the credit facilities, WESCO utilizes a receivables facility to provide liquidity. At June 30, 2001 WESCO's securitized accounts receivable balance totaled $375 million, unchanged from December 31, 2000.

     WESCO's board of directors authorized a $50 million share repurchase program. As of July 15, 2001, WESCO has purchased $32.8 million of common stock pursuant to this program, since its inception. WESCO did not repurchase any shares under this program during the six months ended June 30, 2001, and will discontinue its share repurchase program.

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

      In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and other Intangible Assets." Under SFAS No. 141, all business combinations will be accounted for under the purchase method. Under SFAS No. 142, goodwill will no longer be amortized, but will be reduced only if it was found to be impaired. Goodwill would be tested for impairment annually or more frequently when events or circumstances occur indicating that goodwill might be impaired. A fair-value based impairment test would be used to measure goodwill for impairment. As goodwill is measured as a residual amount in an acquisition, it is not possible to directly measure the fair value of goodwill. Under this statement, the net assets of a reporting unit are subtracted from the fair value of that reporting unit to determine the implied fair value of goodwill. An impairment loss would be recognized to the extent the carrying amount of goodwill exceeds the implied fair value. The provisions of this statement are effective for all business combinations completed after July 1, 2001 and fiscal years beginning after December 15, 2001 for existing goodwill. Management believes the adoption of this standard, will have a material non-cash impact on the financial statements. For the six months ended June 30, 2001, goodwill amortization was $5.8 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     There have not been any material changes to WESCO's exposures to market risk during the six months ended June 30, 2001 that would require an update to the disclosures provided in WESCO's Form 10-K for the year-ended December 31, 2000.

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the annual meeting of WESCO shareholders held on May 23, 2001, Mr. Robert J. Tarr, Jr., Mr. Anthony D. Tutrone and Mr. Kenneth L. Way were reelected as directors of WESCO to serve for three-year terms. Votes cast for Mr. Tarr were 38,432,957 and votes withheld were 221,318; votes cast for Mr. Tutrone were 38,424,051 and votes withheld were 230,224; votes cast for Mr. Way were 38,432,957 and votes withheld were 221,318.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS

     None.

     (b) REPORTS ON FORM 8-K

     None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on August 6, 2001 on its behalf by the undersigned thereunto duly authorized.

                                    WESCO International, Inc. and Subsidiaries

                                    By: /s/ Stephen A. Van Oss
                                        ----------------------------------------
                                        Stephen A. Van Oss
                                        Vice President, Chief Financial Officer