Form 10-Q
period 2001-09-30
WESCO INTERNATIONAL INC
filed 2001-11-14
CIK 929008

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

                For the quarterly period ended SEPTEMBER 30, 2001

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
                                                    -----        -----

As of October 31, 2001 WESCO International, Inc. had 40,217,896 shares and 4,653,131 shares of common stock and Class B common stock outstanding, respectively.

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q


                                TABLE OF CONTENTS

                                                                                                    Page
----------------------------------------------------------------------------------------------------------
PART I - FINANCIAL INFORMATION

  ITEM 1.  Financial Statements

              Condensed Consolidated Balance Sheets as of September 30, 2001(unaudited) and
                 December 31, 2000 ...............................................................    3
              Condensed Consolidated Statements of Operations for the three months and nine
                 months ended September 30, 2001 and 2000 (unaudited) ............................    4
              Condensed Consolidated Statements of Cash Flows for the nine months ended
                 September 30, 2001 and 2000 (unaudited) .........................................    5
              Notes to Condensed Consolidated Financial Statements (unaudited) ...................    6

  ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations .   14

  ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk ............................   20



PART II - OTHER INFORMATION


  ITEM 4.  Submission of Matters to a Vote of Security Holders ...................................   21

  ITEM 6.  Exhibits and Reports on Form 8-K ......................................................   21

           Signatures ............................................................................   22

----------------------------------------------------------------------------------------------------------

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                     SEPTEMBER 30        DECEMBER 31
       Dollars in thousands, except share data                                           2001               2000
---------------------------------------------------------------------------------------------------------------------
                                                                                      (UNAUDITED)
                                       ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                         $     2,960        $    21,079
    Trade accounts receivable, net of allowance for doubtful
       accounts of $12,643 and $9,794 in 2001 and 2000, respectively                      254,967            259,988
    Other accounts receivable                                                              20,690             31,365
    Inventories                                                                           416,607            421,083
    Income taxes receivable                                                                 8,364             10,951
    Prepaid expenses and other current assets                                               6,597              5,602
    Deferred income taxes                                                                  13,793             14,157
                                                                                      -----------        -----------
       Total current assets                                                               723,978            764,225

Property, buildings and equipment, net                                                    121,829            123,477
Goodwill and other intangibles, net of accumulated amortization of $37,982 and
   $29,053 in 2001 and 2000, respectively                                                 307,225            277,763
Other assets                                                                                5,363              4,568
                                                                                      -----------        -----------
       Total assets                                                                   $ 1,158,395        $ 1,170,033
                                                                                      ===========        ===========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                                                  $   430,256        $   460,535
    Accrued payroll and benefit costs                                                      15,951             27,027
    Current portion of long-term debt                                                       1,530                585
    Other current liabilities                                                              36,016             35,695
                                                                                      -----------        -----------
       Total current liabilities                                                          483,753            523,842

Long-term debt                                                                            489,798            482,740
Other noncurrent liabilities                                                                7,871              6,823
Deferred income taxes                                                                      36,351             31,641
                                                                                      -----------        -----------
       Total liabilities                                                                1,017,773          1,045,046

Commitments and contingencies

STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value; 20,000,000 shares authorized, no shares
       issued or outstanding                                                                   --                 --
    Common stock, $.01 par value; 210,000,000 shares authorized, 44,250,544 and
       44,093,664 shares issued in 2001 and 2000, respectively                                442                441
    Class B nonvoting convertible common stock, $.01 par value; 20,000,000
       shares authorized, 4,653,131 issued in 2001 and 2000                                    46                 46
    Additional capital                                                                    569,924            569,288
    Retained earnings (deficit)                                                          (394,044)          (410,144)
    Treasury stock, at cost; 4,032,648 and 3,976,897 shares in 2001 and 2000              (33,852)           (33,406)
    Accumulated other comprehensive income (loss)                                          (1,894)            (1,238)
                                                                                      -----------        -----------
       Total stockholders' equity                                                         140,622            124,987
                                                                                      -----------        -----------
       Total liabilities and stockholders' equity                                     $ 1,158,395        $ 1,170,033
                                                                                      ===========        ===========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                       THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                          SEPTEMBER 30                      SEPTEMBER 30
In thousands, except share data                       2001             2000             2001             2000
----------------------------------------------------------------------------------------------------------------
Net sales                                          $  905,554       $  976,332       $2,777,747       $2,892,285
Cost of goods sold                                    746,335          797,381        2,286,578        2,374,444
                                                   -------------------------------------------------------------
   Gross profit                                       159,219          178,951          491,169          517,841

Selling, general and administrative expenses          127,043          130,253          393,055          388,181
Depreciation and amortization                           7,901            6,344           22,900           17,855
                                                   -------------------------------------------------------------
   Income from operations                              24,275           42,354           75,214          111,805

Interest expense, net                                  11,929           11,046           33,863           32,665
Other expense                                           3,854            6,994           14,518           18,243
                                                   -------------------------------------------------------------
   Income before income taxes                           8,492           24,314           26,833           60,897

Provision for income taxes                              3,397            9,711           10,733           24,308
                                                   -------------------------------------------------------------

   Net income                                      $    5,095       $   14,603       $   16,100       $   36,589
                                                   =============================================================


Earnings per share:
    Basic                                          $     0.11       $     0.32       $     0.36       $     0.80
                                                   ==========       ==========       ==========       ==========

    Diluted                                        $     0.11       $     0.31       $     0.34       $     0.76
                                                   ==========       ==========       ==========       ==========


          The accompanying notes are an integral part of the condensed consolidated financial statements.

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                            NINE MONTHS ENDED
                                                                                              SEPTEMBER 30
In thousands                                                                              2001             2000
-------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                                                              $  16,100        $  36,589
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                         22,900           17,855
     Accretion of original issue and amortization of purchase discounts                     1,058              861
     Amortization of debt issuance costs and interest rate caps                               975              455
     Loss (gain) on sale of property, buildings and equipment                                (641)            (298)
     Deferred income taxes                                                                  5,074              (74)
     Changes in assets and liabilities, excluding the effects of acquisitions:
         Change in receivable facility                                                    (20,000)          40,000
         Trade and other receivables                                                       50,023          (94,055)
         Inventories                                                                       12,381          (32,758)
         Other current and noncurrent assets                                                2,103            8,806
         Accounts payable                                                                 (65,970)          50,763
         Accrued payroll and benefit costs                                                (11,076)           2,589
         Other current and noncurrent liabilities                                           5,550            7,847
                                                                                        --------------------------
              Net cash provided by operating activities                                    18,477           38,580

INVESTING ACTIVITIES:
Capital expenditures                                                                      (10,844)         (14,845)
Proceeds from the sale of property, buildings and equipment                                   905              687
Receipts from (advances to) affiliate                                                          --              224
Acquisitions, net of cash acquired                                                        (55,874)         (17,414)
                                                                                        --------------------------
              Net cash used for investing activities                                      (65,813)         (31,348)

FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt                                                  635,885          547,331
Repayments of long-term debt                                                             (606,351)        (518,975)
Repurchase of common stock                                                                     --          (27,686)
Debt issue costs                                                                             (733)              --
Exercise of stock options                                                                     416            1,343
                                                                                        --------------------------
              Net cash provided by financing activities                                    29,217            2,013
                                                                                        --------------------------

     Net change in cash and cash equivalents                                              (18,119)           9,245
     Cash and cash equivalents at the beginning of period                                  21,079            8,819
                                                                                        --------------------------
     Cash and cash equivalents at the end of period                                     $   2,960        $  18,064
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

         The unaudited condensed consolidated balance sheet as of September 30, 2001, the unaudited condensed consolidated statements of operations for the three months and nine months ended September 30, 2001 and 2000, and the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2001 and 2000, in the opinion of management, have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of the results of the interim periods. All adjustments reflected in the condensed consolidated financial statements are of a normal recurring nature. Results for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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


         In September 2000, the FASB issued SFAS No. 140, a modification of SFAS No. 125. SFAS No. 140 is effective for transfers after March 31, 2001 and is effective for disclosures about securitizations and collateral and for recognition and reclassification of collateral for fiscal years ending after December 15, 2000. The disclosure provisions of this statement have been adopted. The adoption of this statement for future transfers did not have a material impact on the results of operations or financial position of WESCO.


         In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and other Intangible Assets." Under SFAS No. 141, all business combinations are accounted for under the purchase method. Under SFAS No. 142, goodwill will no longer be amortized, but will be reduced only if it was found to be impaired. Goodwill would be tested for impairment annually or more frequently when events or circumstances occur indicating that goodwill might be impaired. A fair-value based impairment test would be used to measure goodwill for impairment. As goodwill is measured as a residual amount in an acquisition, it is not possible to directly measure the fair value of goodwill. Under this statement, the net assets of a reporting unit are subtracted from the fair value of that reporting unit to determine the implied fair value of goodwill. An impairment loss would be recognized to the extent the carrying amount of goodwill exceeds the implied fair value. The provisions of this statement are effective for all business combinations completed after July 1, 2001 and fiscal years beginning after December 15, 2001 for existing goodwill. Management believes the adoption of this standard, will have a material non-cash impact on the financial statements. For the nine months ended September 30, 2001, goodwill amortization was $8.9 million.


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


4.       EARNINGS PER SHARE

         The following tables set forth the details of basic and diluted earnings per share:

                                                                            THREE MONTHS ENDED
                                                                               SEPTEMBER 30

               Dollars in thousands, except per share amounts               2001           2000
              ----------------------------------------------------------------------------------------
               Net income                                               $     5,095       $    14,603
               Weighted average common shares outstanding used in
                  computing basic earnings per share                     44,863,290        44,938,713
               Common shares issuable upon exercise of
                  dilutive stock options                                  2,046,303         2,414,878
                                                                        -----------------------------
               Weighted average common shares outstanding and
                  common share equivalents used in computing
                  diluted earnings per share                             46,909,593        47,353,591
                                                                        =============================

               Earnings per share:
                  Basic                                                 $      0.11       $      0.32
                  Diluted                                               $      0.11              0.31
              ----------------------------------------------------------------------------------------


                                                                              NINE MONTHS ENDED
                                                                                SEPTEMBER 30
                Dollars in thousands, except per share amounts             2001              2000
              ----------------------------------------------------------------------------------------
                Net income                                              $    16,100       $    36,589
                Weighted average common shares outstanding
                   used in computing basic earnings per share            44,810,802        45,543,223
                Common shares issuable upon exercise of
                   dilutive stock options                                 2,151,527         2,478,928
                                                                        -----------------------------
                Weighted average common shares outstanding and
                   common share equivalents used in computing
                   diluted earnings per share                            46,962,329        48,022,151
                                                                        =============================

                Earnings per share:
                   Basic                                                $      0.36       $      0.80
                   Diluted                                              $      0.34              0.76
              ----------------------------------------------------------------------------------------


5.       ACCOUNTS RECEIVABLE SECURITIZATION

         In June 1999, WESCO and certain of its subsidiaries terminated its previous accounts receivable securitization program and entered into a new accounts receivable securitization program ("Receivables Facility"). Under the Receivables Facility, WESCO sells, on a continuous basis, to WESCO Receivables Corporation, a wholly-owned, special purpose company ("SPC"), an undivided interest in all eligible accounts receivable. The SPC sells without recourse to a third-party conduit all the receivables while maintaining a subordinated interest, in the form of overcollateralization, in a portion of the receivables. WESCO has agreed to continue servicing the sold receivables for the financial institution at market rates; accordingly, no servicing asset or liability has been recorded.

         As of September 30, 2001 and December 31, 2000, securitized accounts receivable totaled approximately $439 million and $479 million, respectively, of which the subordinated retained interest was approximately $81 million and $101 million, respectively. Accordingly, approximately $358 million and $378 million of accounts receivable balances were removed from the consolidated balance sheets at September 30, 2001 and December 31, 2000, respectively. Net proceeds from the transactions totaled $40.0 million in 2000. Costs associated with the Receivables Facility totaled $14.5 million and $18.2 million for the nine months ended September 30, 2001 and 2000, respectively. These amounts are recorded as other expenses in the consolidated statements of operations and are primarily related to the discount and loss on the sale of accounts receivable, partially offset by related servicing revenue.

         The key economic assumptions used to measure the retained interest at the date of the securitization or securitizations completed in 2001 were a discount rate of 4% and an estimated life of 1.5 months. At September 30, 2001, an immediate adverse change in the discount rate or estimated life of 10% and 20% would result in a reduction in the fair value of the retained interest of $0.3 million and $0.5 million, respectively. These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this example, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another.

6.       COMPREHENSIVE INCOME

         The following tables set forth comprehensive income and its components:

                                                                            THREE MONTHS ENDED
                                                                               SEPTEMBER 30

               In thousands                                                   2001      2000
              ---------------------------------------------------------------------------------
               Net income                                                   $5,095     $14,603
               Foreign currency translation adjustment                        (444)       (149)
                                                                           -------------------
               Comprehensive income                                         $4,651     $14,454
              ---------------------------------------------------------------------------------

                                                                             NINE MONTHS ENDED
                                                                               SEPTEMBER 30

               In thousands                                                   2001       2000
              ---------------------------------------------------------------------------------
               Net income                                                  $16,100     $36,589
               Foreign currency translation adjustment                        (656)       (533)
                                                                           --------------------
               Comprehensive income                                        $15,444     $36,056
              ---------------------------------------------------------------------------------


7.       CASH FLOW STATEMENT

         Supplemental cash flow information with respect to acquisitions was as follows:

                                                                             NINE MONTHS ENDED
                                                                               SEPTEMBER 30
               In thousands                                                   2001        2000
              ---------------------------------------------------------------------------------
               Details of acquisitions:
                  Fair value of assets acquired                            $61,678      $29,537
                  Deferred acquisition payment                              14,461        3,353
                  Liabilities assumed                                      (15,265)      (7,726)
                  Deferred acquisition payable                              (5,000)      (7,750)
                                                                           --------------------
               Cash paid for acquisitions                                  $55,874      $17,414
              ---------------------------------------------------------------------------------

8.       LONG TERM DEBT

         On August 23, 2001, WESCO completed an offering of $100 million in aggregate principal amount of 9 1/8% senior subordinated notes due on June 1, 2008. The notes were issued with an issue price of 90.142%. The net proceeds received by WESCO from the offering were approximately $87.6 million after deducting the initial purchasers' discount and before offering expenses. The net proceeds were used to repay a portion of the outstanding indebtedness of the Company under its revolving credit facility.

         On August 3, 2001, WESCO entered into a further amendment to its revolving credit facility. Under the new amendment, the borrowing margins applicable to advances under the facility, which previously ranged from 100 to 200 basis points, were amended to range from 150 to 250 basis points, depending upon its leverage ratio. The new amendment provided for an initial reduction in the maximum amount available from $379 million to $285 million and also for subsequent decreases to $185 million at maturity in 2004. Amounts available under the Company's revolving credit agreement as of September 30, 2001 were approximately $159 million.


9.       OTHER FINANCIAL INFORMATION (UNAUDITED)

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

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                                       SEPTEMBER 30, 2001
                                        ------------------------------------------------------------------------------------------
                                                                           (IN THOUSANDS)

                                             WESCO                                                Consolidating
                                        International,          WESCO          Non-Guarantor     and Eliminating
                                             Inc.         Distribution, Inc.   Subsidiaries          Entries          Consolidated
                                        ------------------------------------------------------------------------------------------
Cash and cash equivalents ...........     $         6        $        --        $     8,851        $    (5,897)        $     2,960
Trade accounts receivable ...........              --             43,432            211,535                 --             254,967
Inventories .........................              --            377,156             39,451                 --             416,607
Other current assets ................              --             51,257             19,927            (21,740)             49,444
                                          ----------------------------------------------------------------------------------------
   Total current assets .............               6            471,845            279,764            (27,637)            723,978
Intercompany receivables, net .......              --            345,356                 --           (345,356)                 --
Property, buildings and equipment,
   net ..............................              --             50,414             71,415                 --             121,829
Goodwill and other intangibles, net .              --            265,225             42,000                 --             307,225
Investments in affiliates and other
   noncurrent assets ................         486,699            334,266                123           (815,725)              5,363
                                          ----------------------------------------------------------------------------------------
   Total assets .....................     $   486,705        $ 1,467,106        $   393,302        $(1,188,718)        $ 1,158,395
                                          ========================================================================================

Accounts payable ....................     $        --        $   431,083        $     5,070        $    (5,897)        $   430,256
Other current liabilities ...........          10,272             46,427             18,538            (21,740)             53,497
                                          ----------------------------------------------------------------------------------------
   Total current liabilities ........          10,272            477,510             23,608            (27,637)            483,753
Intercompany payables, net ..........         333,917                 --             11,439           (345,356)                 --
Long-term debt ......................              --            461,945             27,853                 --             489,798
Other noncurrent liabilities ........              --             40,952              3,270                 --              44,222
Stockholders' equity ................         142,516            486,699            327,132           (815,725)            140,622
                                          ----------------------------------------------------------------------------------------
   Total liabilities and
   stockholders' equity .............     $   486,705        $ 1,467,106        $   393,302        $(1,188,718)        $ 1,158,395
                                          ========================================================================================

                                                                             DECEMBER 31, 2000
                                        ------------------------------------------------------------------------------------------
                                                                              (IN THOUSANDS)

                                            WESCO                                                 Consolidating
                                        International,         WESCO           Non-Guarantor     and Eliminating
   (In thousands)                            Inc.        Distribution, Inc.    Subsidiaries          Entries          Consolidated
                                        ------------------------------------------------------------------------------------------
Cash and cash equivalents ...........     $        10        $    14,911        $        --        $     6,158         $    21,079
Trade accounts receivable ...........              --             43,790            216,198                 --             259,988
Inventories .........................              --            383,025             38,058                 --             421,083
Other current assets ................              --             63,212             18,768            (19,905)             62,075
                                        ------------------------------------------------------------------------------------------
   Total current assets .............              10            504,938            273,024            (13,747)            764,225
Intercompany receivables, net .......              --            317,818             32,364           (350,182)                 --
Property, buildings and equipment,
   net ..............................              --             53,280             70,197                 --             123,477
Goodwill and other intangibles, net .              --            271,690              6,073                 --             277,763
Investments in affiliates and other
   noncurrent assets ................         482,026            295,094                117           (772,669)              4,568
                                        ------------------------------------------------------------------------------------------
   Total assets .....................     $   482,036        $ 1,442,820        $   381,775        $(1,136,598)        $ 1,170,033
                                        ==========================================================================================

Accounts payable ....................     $        --        $   410,171        $    44,206        $     6,158         $   460,535
Other current liabilities ...........           5,629             54,828             22,755            (19,905)             63,307
                                        ------------------------------------------------------------------------------------------
   Total current liabilities ........           5,629            464,999             66,961            (13,747)            523,842
Intercompany payables, net ..........         350,182                 --                 --           (350,182)                 --
Long-term debt ......................              --            460,416             22,324                 --             482,740
Other noncurrent liabilities ........              --             35,379              3,085                 --              38,464
Stockholders' equity ................         126,225            482,026            289,405           (772,669)            124,987
                                        ------------------------------------------------------------------------------------------
   Total liabilities and
   stockholders' equity .............     $   482,036        $ 1,442,820        $   381,775        $(1,136,598)        $ 1,170,033
                                        ==========================================================================================

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                                                                  THREE MONTHS ENDED SEPTEMBER 30, 2001
                                        ----------------------------------------------------------------------------------------
                                                                             (IN THOUSANDS)

                                            WESCO                                                Consolidating
                                        International,         WESCO          Non-Guarantor     and Eliminating
                                             Inc.       Distribution, Inc.    Subsidiaries          Entries         Consolidated
                                        ----------------------------------------------------------------------------------------
Net sales .........................       $      --          $ 785,680          $ 119,874          $      --          $ 905,554
Cost of goods sold ................              --            648,587             97,748                 --            746,335
Selling, general and administrative
   expenses .......................              --            109,257             17,786                 --            127,043
Depreciation and amortization .....              --              6,801              1,100                 --              7,901
Results of affiliates' operations .          (3,700)            12,756                 --             (9,056)                --
Interest expense (income), net ....         (13,530)            16,476              8,983                 --             11,929
Other (income) expense ............              --             23,458            (19,604)                --              3,854
Provision for income taxes ........           4,735             (2,443)             1,105                 --              3,397
                                        ----------------------------------------------------------------------------------------

   Net income (loss) ..............       $   5,095          $  (3,700)         $  12,756          $  (9,056)         $   5,095
                                        ========================================================================================


                                                                  THREE MONTHS ENDED SEPTEMBER 30, 2000
                                        ----------------------------------------------------------------------------------------
                                                                              (IN THOUSANDS)

                                            WESCO                                                Consolidating
                                        International,         WESCO          Non-Guarantor     and Eliminating
                                            Inc.        Distribution, Inc.    Subsidiaries          Entries         Consolidated
                                        ----------------------------------------------------------------------------------------
Net sales .........................       $      --          $ 880,002          $  96,330          $      --          $ 976,332
Cost of goods sold ................              --            719,544             77,837                 --            797,381
Selling, general and administrative
   expenses .......................              --            119,767             10,486                 --            130,253
Depreciation and amortization .....              --              5,577                767                 --              6,344
Results of affiliates' operations .          11,972             16,762                 --            (28,734)                --
Interest expense (income), net ....          (4,047)            17,648             (2,555)                --             11,046
Other (income) expense ............             --              23,771            (16,777)                --              6,994
Provision for income taxes ........           1,416             (1,515)             9,810                 --              9,711
                                        ----------------------------------------------------------------------------------------

   Net income (loss) ..............       $  14,603          $  11,972          $  16,762          $ (28,734)         $  14,603
                                        ========================================================================================

                                                                   NINE MONTHS ENDED SEPTEMBER 30, 2001
                                         ----------------------------------------------------------------------------------------
                                                                              (IN THOUSANDS)

                                             WESCO                                                Consolidating
                                         International,        WESCO           Non-Guarantor     and Eliminating
                                             Inc.         Distribution, Inc.   Subsidiaries          Entries         Consolidated
                                         ----------------------------------------------------------------------------------------
Net sales .........................       $        --        $ 2,441,064        $   336,683        $        --        $ 2,777,747
Cost of goods sold ................                --          2,012,733            273,845                 --          2,286,578
Selling, general and administrative
   expenses .......................                11            339,085             53,959                 --            393,055
Depreciation and amortization .....                --             19,718              3,182                 --             22,900
Results of affiliates' operations .             4,673             38,383                 --            (43,056)                --
Interest expense (income), net ....           (17,591)            48,501              2,953                 --             33,863
Other (income) expense ............                --             71,746            (57,228)                --             14,518
Provision for income taxes ........             6,153            (17,009)            21,589                 --             10,733
                                         ----------------------------------------------------------------------------------------

   Net income (loss) ..............       $    16,100        $     4,673        $    38,383        $   (43,056)       $    16,100
                                         ========================================================================================


                                                                   NINE MONTHS ENDED SEPTEMBER 30, 2000
                                         ----------------------------------------------------------------------------------------
                                                                              (IN THOUSANDS)

                                             WESCO                                                Consolidating
                                         International,        WESCO           Non-Guarantor     and Eliminating
                                             Inc.         Distribution, Inc.   Subsidiaries          Entries         Consolidated
                                         ----------------------------------------------------------------------------------------
Net sales .........................       $        --        $ 2,609,208        $   283,077        $        --        $ 2,892,285
Cost of goods sold ................                --          2,143,712            230,732                 --          2,374,444
Selling, general and administrative
   expenses .......................                --            361,433             26,748                 --            388,181
Depreciation and amortization .....                --             15,573              2,282                 --             17,855
Results of affiliates' operations .            28,731             54,245                 --            (82,976)                --
Interest expense (income), net ....           (12,089)            51,983             (7,229)                --             32,665
Other (income) expense ............                --             72,348            (54,105)                --             18,243
Provision for income taxes ........             4,231            (10,327)            30,404                 --             24,308
                                         ----------------------------------------------------------------------------------------

   Net income (loss) ..............       $    36,589        $    28,731        $    54,245        $   (82,976)       $    36,589
                                         ========================================================================================

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                                     NINE MONTHS ENDED SEPTEMBER 30, 2001
                                          -----------------------------------------------------------------------------------------
                                                                                (IN THOUSANDS)

                                              WESCO                                                Consolidating
                                          International,         WESCO          Non-Guarantor     and Eliminating
                                               Inc.        Distribution, Inc.    Subsidiaries         Entries          Consolidated
                                          -----------------------------------------------------------------------------------------
Net cash provided (used) by
   operating activities ...........          $ 15,844           $(43,628)          $ 58,316           $(12,055)          $ 18,477
Investing activities:

   Capital expenditures ...........                --             (6,324)            (4,520)                --            (10,844)
   Acquisitions and other .........                --             (9,591)           (45,378)                --            (54,969)
                                          -----------------------------------------------------------------------------------------
   Net cash used in investing
   activities .....................                --            (15,915)           (49,898)                --            (65,813)

Financing activities:
   Net borrowings (repayments) ....          $(16,264)            44,632                433                 --             28,801
   Equity transactions ............               416                 --                 --                 --                416
                                          -----------------------------------------------------------------------------------------
   Net cash (used in) provided by
   financing activities ...........           (15,848)            44,632                433                 --             29,217
                                          -----------------------------------------------------------------------------------------
Net change in cash and cash
   equivalents ....................                (4)           (14,911)             8,851            (12,055)           (18,119)
Cash and cash equivalents at
   beginning of year ..............                10             14,911                 --              6,158             21,079
                                          -----------------------------------------------------------------------------------------
Cash and cash equivalents at end of
   period .........................          $      6           $     --           $  8,851           $ (5,897)          $  2,960
                                          =========================================================================================


                                                                     NINE MONTHS ENDED SEPTEMBER 30, 2000
                                          -----------------------------------------------------------------------------------------
                                                                                (IN THOUSANDS)

                                              WESCO                                                Consolidating
                                          International,         WESCO          Non-Guarantor     and Eliminating
                                               Inc.        Distribution, Inc.    Subsidiaries         Entries         Consolidated
                                          -----------------------------------------------------------------------------------------
Net cash provided (used) by
   operating activities ...........          $  5,234           $ 36,330           $(26,055)          $ 23,071           $ 38,580
Investing activities:

   Capital expenditures ...........                --            (11,178)            (3,667)                --            (14,845)
   Acquisitions and other .........                --            (16,503)                --                 --            (16,503)
                                          -----------------------------------------------------------------------------------------
   Net cash used in investing
   activities .....................                --            (27,681)            (3,667)                --            (31,348)
Financing activities:
   Net borrowings (repayments) ....            21,109              3,101              9,214             (5,068)            28,356
   Equity transactions ............           (26,343)                --                 --                 --            (26,343)
                                          -----------------------------------------------------------------------------------------
   Net cash (used in) provided by
   financing activities ...........            (5,234)             3,101              9,214             (5,068)             2,013
                                          -----------------------------------------------------------------------------------------
Net change in cash and cash
   equivalents ....................                --             11,750            (20,508)            18,003              9,245
Cash and cash equivalents at
   beginning of year ..............                10                 --             26,812            (18,003)             8,819
                                          -----------------------------------------------------------------------------------------
Cash and cash equivalents at end of
   period .........................          $     10           $ 11,750           $  6,304           $     --           $ 18,064
                                          =========================================================================================

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

RECENT DEVELOPMENTS

         Recent developments affecting the results of operations and financial position of WESCO include the following:

         On August 23, 2001, WESCO completed an offering of $100 million in aggregate principal amount of 9 1/8% senior subordinated notes due on June 1, 2008. The notes were issued with an issue price of 90.142%. The net proceeds received by WESCO from the offering were approximately $87.6 million after deducting the initial purchasers' discount and before offering expenses. The net proceeds were used to repay a portion of the outstanding indebtedness of the Company under its revolving credit facility.

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

RESULTS OF OPERATIONS

Third Quarter of 2001 versus Third Quarter of 2000

         The following table sets forth the percentage relationship to net sales of certain items in WESCO's condensed consolidated statements of operations for the periods presented:

                                                                         THREE MONTHS ENDED
                                                                            SEPTEMBER 30
                                                                        2001            2000
              -------------------------------------------------------------------------------
               Net sales                                               100.0%          100.0%
               Gross profit                                             17.6            18.3
               Selling, general and administrative expenses             14.0            13.3
               Depreciation and amortization                             0.9             0.7
                                                                       ---------------------
                   Income from operations                                2.7             4.3
               Interest expense                                          1.3             1.1
               Other expense                                             0.4             0.7
                                                                       ---------------------
                   Income before income taxes                            1.0             2.5
               Provision for income taxes                                0.4             1.0
                                                                       ---------------------
                   Net income                                            0.6%            1.5%
              -------------------------------------------------------------------------------

         Net Sales. Net sales in the third quarter of 2001 decreased $70.7 million, or 7.3%, to $905.6 million compared with $976.3 million in the prior-year quarter, primarily due to a sales decline in the Company's core business partially offset by an increase in sales of acquired companies. Core business sales decreased 10.2% from the prior year quarter.

         Gross Profit. Gross profit for the third quarter of 2001 decreased $19.8 million to $159.2 million from $179.0 million in the third quarter of 2000. The decrease in gross profit compared to prior year is primarily attributable to the decrease in sales versus prior year. Gross profit as a percentage of sales was 17.6 % for the quarter ended September 30, 2001 and 18.3% for the quarter ended September 30, 2000. The decline in the gross profit percentage resulted primarily from reduced rebates from vendors and, to a lesser extent, costs associated with the Company's inventory reduction program.

         Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses decreased $3.2 million, or 2.5%, to $127.0 million. SG&A expenses associated with WESCO's core business companies decreased 5.7%. The decrease was principally due to a reduction in certain discretionary benefits, partially offset by increased bad debt expense in the current period. As a percent of sales, SG&A expenses increased to 14.0% compared with 13.3% in the prior year quarter reflecting lower sales volume in the current period.

         Depreciation and Amortization. Depreciation and amortization increased $1.6 million to $7.9 million reflecting higher amortization of goodwill from acquisitions and increases in property, buildings and equipment over the prior year.

         Income From Operations. Income from operations decreased $18.1 million or 42.7% from the prior year quarter due to the previously mentioned lower sales volume.

         Interest and Other Expense. Interest expense totaled $11.9 million for the third quarter of 2001, an increase of $0.9 million over the same period in 2000. The increase in interest expense results primarily from an increase in average debt level compared to the previous year somewhat offset by lower average interest rates. Other expense totaled $3.9 million and $7.0 million in the third quarter of 2001 and 2000, respectively, reflecting costs associated with the accounts receivable securitization. The decrease was due to decreased fees associated with the securitized accounts receivable.

         Income Taxes. Income tax expense totaled $3.4 million in the third quarter of 2001 and the effective tax rate was 40%. In the third quarter of 2000, income tax expense totaled $9.7 million and the effective tax rate was 39.9%. The effective tax rates differ from the federal statutory rate primarily due to state income taxes and nondeductible expenses.

         Net Income. Net income and diluted earnings per share totaled $5.1 million and $0.11, respectively, for the third quarter of 2001, compared with net income of $14.6 million, or $0.31 per diluted share, for the third quarter of 2000.

Nine Months Ended September 30, 2001 versus Nine Months Ended September 30, 2000

         The following table sets forth the percentage relationship to net sales of certain items in WESCO's condensed consolidated statements of operations for the periods presented:

                                                                             NINE MONTHS ENDED
                                                                                SEPTEMBER 30
                                                                             2001          2000
              ----------------------------------------------------------------------------------
               Net sales                                                    100.0%        100.0%
               Gross profit                                                  17.7          17.9
               Selling, general and administrative expenses                  14.2          13.4
               Depreciation and amortization                                  0.8           0.6
                                                                            -------------------
                   Income from operations                                     2.7           3.9
               Interest expense                                               1.2           1.1
               Other expense                                                  0.5           0.7
                                                                            -------------------
                   Income before income taxes                                 1.0           2.1
               Provision for income taxes                                     0.4           0.8
                                                                            -------------------
                   Net income                                                 0.6%          1.3%
              ----------------------------------------------------------------------------------


         Net Sales. Net sales for the first nine months of 2001 decreased $114.5 million, or 4.0%, to $2.8 billion compared with $2.9 billion in the prior year period, primarily due to a 7.0% sales decline in the WESCO's core business that was offset somewhat by increased sales of acquired companies as compared to the prior year period.

         Gross Profit. Gross profit for the first nine months of 2001 decreased $26.6 million or 5.2% to $491.2 million from $517.8 million in 2000. The decrease was primarily due to the aforementioned sales decline in the Company's core business. Gross profit percentage was 17.7% and 17.9% for the current and prior year period, respectively.

         Selling, General and Administrative Expenses. SG&A expenses increased $4.9 million, or 1.3%, to $393.1 million. SG&A expenses in WESCO's core business decreased $8.0 million due primarily to a reduction in certain discretionary benefits partially offset by increased bad debt expense. As a percentage of net sales, SG&A expenses increased to 14.2% compared with 13.4% in the prior year period reflecting a lower relative sales level.

         Depreciation and Amortization. Depreciation and amortization increased $5.0 million to $22.9 million reflecting higher amortization of goodwill from acquisitions and increases in property, buildings and equipment over the prior year.

         Interest and Other Expense. Interest expense totaled $33.9 million for the first nine months of 2001, an increase of $1.2 million from the same period in 2000. Other expense totaled $14.5 million and $18.2 million for the first nine months of 2001 and 2000, respectively, reflecting costs associated with the accounts receivable securitization. The $3.7 million decrease was principally due to the decreased fees associated with the securitized accounts receivable.

         Income Taxes. Income tax expense totaled $10.7 million and $24.3 million in the first nine months of 2001 and 2000, respectively. The effective tax rates for 2001 and 2000 were 40% and 39.9%, respectively. The effective tax rates differ from the federal statutory rate primarily due to state income taxes and nondeductible expenses.

         Net Income. Net income and diluted earnings per share totaled $16.1 million and $0.34, respectively, for the first nine months of 2001, compared with $36.6 million, or $0.76 per diluted share, for the first nine months of 2000.

LIQUIDITY AND CAPITAL RESOURCES

         Total assets were $1,158.4 million and $1,170.0 million at September 30, 2001 and December 31, 2000, respectively. In addition, stockholders' equity was $140.6 million at September 30, 2001 compared to $125.0 million at December 31, 2000. Debt was $491.3 million at September 30, 2001 as compared to $483.3 million at December 31, 2000, an increase of $8 million.

         An analysis of cash flows for the first nine months of 2001 and 2000 follows:

         Operating Activities. Cash provided by operating activities totaled $18.5 million in the first nine months of 2001, compared to $38.6 million in the prior year. Cash provided by operations in 2001 includes $20 million used by our accounts receivable securitization program. Cash provided by operations in 2000 included proceeds of $40 million from the sale of accounts receivable. Excluding these transactions, cash provided by operating activities was $38.5 million in 2001 compared to cash used by operations of $1.4 million in 2000. On this basis, the $39.9 million increase in operating cash flow, compared to 2000, was primarily generated by changes in components of working capital, offset by decreased income adjusted for non-cash charges.

         Investing Activities. Net cash used for investing activities was $65.8 million in the first nine months of 2001, compared to $31.3 million in 2000. Cash used for investing activities increased in 2001 primarily due to a $38.5 million increase in cash paid for acquisitions partially offset by $4.0 million decrease in capital expenditures compared with the same period in 2000. WESCO's capital expenditures for the nine months of 2001 were for computer equipment and software and branch and distribution center facility improvements.

         Financing Activities. Cash provided by financing activities totaled $29.2 million for the first nine months of 2001 primarily reflecting increased issuance of debt. In the first nine months of 2000, cash provided by financing activities totaled $2.0 million, principally related to increased borrowings of $28.4 million offset by stock repurchases of $27.7 million under the Company's common stock purchase program.

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

         On August 3, 2001, WESCO entered into a further amendment to its revolving credit facility. Under the new amendment, the borrowing margins applicable to advances under the facility, which previously ranged from 100 to 200 basis points, were amended to range from 150 to 250 basis points, depending upon its leverage ratio. The new amendment provided for an initial reduction in the maximum amount available from $379 million to $285 million and also for subsequent decreases to $185 million at maturity in 2004. Amounts available under the Company's revolving credit agreement as of September 30, 2001 were approximately $159 million.


         The amendment modified certain financial and other covenants, which eased restrictions on the amounts that may be borrowed. These covenants include applicable leverage ratios, interest coverage ratios and working capital ratios. Starting in the fourth quarter of 2001, and continuing semi-annually, these covenants become more restrictive. The amendment restricts our ability to make acquisitions and prohibits WESCO from repurchasing shares of its common stock under the share repurchase program.

         On August 23, 2001, WESCO completed an offering of $100 million in aggregate principal amount of senior subordinated notes due 2008. The notes were issued with an issue price of 90.142%. The net proceeds received by the Company from the offering were approximately $87.6 million after deducting the initial purchasers' discount and before offering expenses. The net proceeds were used to repay a portion of the outstanding indebtedness of the Company under its revolving credit facility.

         In addition to cash generated from operations and amounts available under the credit facilities, WESCO utilizes a receivables facility to provide liquidity. At September 30, 2001 WESCO's securitized accounts receivable balance totaled $355 million, a decrease of $20 million from December 31, 2000.

         WESCO's board of directors authorized a $50 million share repurchase program. As of October 15, 2001, WESCO has purchased $32.8 million of common stock pursuant to this program, since its inception. WESCO did not repurchase any shares under this program during the nine months ended September 30, 2001.


         Management believes that cash generated from operations, together with amounts available under the revolving credit agreement and other equity or debt financing will be sufficient to meet WESCO's working capital, capital expenditures and other cash requirements for the foreseeable future. There can be no assurance, however, that this will be the case.

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

         In September 2000, the FASB issued SFAS No. 140, a modification of SFAS No. 125. SFAS No. 140 is effective for transfers after March 31, 2001 and is effective for disclosures about securitizations and collateral and for recognition and reclassification of collateral for fiscal years ending after December 15, 2000. The disclosure provisions of this statement have been adopted. The adoption of this statement for future transfers did not have a material impact on the results of operations or financial position of WESCO.

         In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and other Intangible Assets." Under SFAS No. 141, all business combinations are accounted for under the purchase method. Under SFAS No. 142, goodwill will no longer be amortized, but will be reduced only if it was found to be impaired. Goodwill would be tested for impairment annually or more frequently when events or circumstances occur indicating that goodwill might be impaired. A fair-value based impairment test would be used to measure goodwill for impairment. As goodwill is measured as a residual amount in an acquisition, it is not possible to directly measure the fair value of goodwill. Under this statement, the net assets of a reporting unit are subtracted from the fair value of that reporting unit to determine the implied fair value of goodwill. An impairment loss would be recognized to the extent the carrying amount of goodwill exceeds the implied fair value. The provisions of this statement are effective for all business combinations completed after July 1, 2001 and fiscal years beginning after December 15, 2001 for existing goodwill. Management believes the adoption of this standard, will have a material non-cash impact on the financial statements. For the nine months ended September 30, 2001, goodwill amortization was $8.9 million.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         Except, as discussed below, there have not been any material changes to WESCO's exposures to market risk during the nine months ended September 30, 2001 that would require an update to the disclosures provided in WESCO's Form 10-K for the year-ended December 31, 2000.

INTEREST RATE RISK

         In August 2001, WESCO completed an offering of $100 million of senior subordinated notes with an issue price of 90.142% and a fixed coupon rate of 9 1/8%. The proceeds of this offering were used to repay a portion of WESCO's outstanding variable-rate borrowings under its revolving credit facility.

         In September 2001, WESCO entered into several fixed-to-floating interest rate swap agreements with an aggregate notional amount of $75 million. Under the terms of these agreements, WESCO pays interest on the notional amount of the swap at LIBOR plus a premium and receives fixed payments at the rate of 9 1/8%. The LIBOR rates in the agreements are reset quarterly. These swap agreements did not have a material impact on the results of operations or financial position of WESCO for the three months ended September 30, 2001, but are expected to reduce interest expense by approximately $0.4 million in fourth quarter of 2001.

PART II - OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

     None.

     (b)  REPORTS ON FORM 8-K

     On August 7, 2001, WESCO filed a Current Report on form 8-K under Item 5 announcing the company's intention to offer $100,000,000 in aggregate principal amount of senior subordinated notes due 2008 (the "Offering").

     On August 23, 2001, WESCO filed a Current Report of Form 8-K under Item 5 announcing the completed Offering.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on November 14, 2001 on its behalf by the undersigned thereunto duly authorized.

                              WESCO International, Inc. and Subsidiaries

                              By:    /s/ Stephen A. Van Oss
                                  ---------------------------------------------
                                     Stephen A. Van Oss
                                     Vice President, Chief Financial Officer