Form 10-K
period 2001-12-31
WESCO INTERNATIONAL INC
filed 2002-03-29
CIK 929008

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

     (MARK ONE)
         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    As of February 28, 2002, 40,237,162 shares of Common Stock, par value $.01 per share ("Common Stock") and 4,653,131 shares of Class B Common Stock, par value $.01 per share ("Class B Common Stock") of the registrant were outstanding. The registrant estimates that the aggregate market value of the voting shares held by non-affiliates of the registrant was approximately $99.9 million based on the February 28, 2002 closing price on the New York Stock Exchange for such stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Part III of this Form 10-K incorporates by reference portions of the registrant's Proxy Statement.

                            WESCO INTERNATIONAL, INC.

                                DECEMBER 31, 2001




                                TABLE OF CONTENTS
                                                                                                             PAGE
                                                                                                           ---------
                                     PART I
Item 1.        Business...................................................................                      2
Item 2.        Properties.................................................................                     15
Item 3.        Legal Proceedings..........................................................                     15
Item 4.        Submission of Matters to a Vote of Security Holders........................                     15
               Executive Officers ........................................................                     16

                                     PART II
Item 5.        Market for Registrant's Common Stock and Related Stockholder Matters.......                     17
Item 6.        Selected Financial Data....................................................                     18
Item 7.        Management's Discussion and Analysis of Financial Condition and Results of
               Operations.................................................................                     19
Item 7A.       Quantitative and Qualitative Disclosures About Market Risks................                     28
Item 8.        Financial Statements.......................................................                     29
Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial
               Disclosures................................................................                     29

                                    PART III
Item 10.       Directors and Executive Officers of the Registrant.........................                     30
Item 11.       Executive Compensation.....................................................                     30
Item 12.       Security Ownership of Certain Beneficial Owners and Management.............                     30
Item 13.       Certain Relationships and Related Transactions.............................                     30

                                     PART IV
Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K............                     30
               Signatures.................................................................                     34
               Index to Consolidated Financial Statements.................................                     35

                                     PART I

ITEM 1.  BUSINESS

    In this Annual Report on Form 10-K, "WESCO" refers to WESCO International, Inc., and its subsidiaries and its predecessors unless the context otherwise requires. References to "we," "us," "our" and the "Company" refer to WESCO and its subsidiaries. Our subsidiaries include WESCO Distribution, Inc. ("WESCO Distribution") and WESCO Distribution Canada, Inc. ("WESCO Canada"), both of which are wholly-owned by WESCO.

THE COMPANY

    With sales of almost $3.7 billion in 2001, we are a leading North American provider of electrical construction products and electrical and industrial maintenance, repair and operating supplies, commonly referred to as "MRO." We are the second largest distributor in the estimated $73 billion U.S. electrical distribution industry, and the largest provider of integrated supply services. Our integrated supply solutions and outsourcing services are designed to fulfill a customer's industrial MRO procurement needs through a highly automated, proprietary electronic procurement and inventory replenishment system. This allows our customers to consolidate suppliers and reduce their procurement and operating costs. We have over 350 branches and five distribution centers located in 48 states, nine Canadian provinces, Puerto Rico, Mexico, Guam, the United Kingdom, Nigeria, Singapore and Venezuela. We serve over 100,000 customers worldwide, offering over 1,000,000 products from over 24,000 suppliers. Our diverse customer base includes a wide variety of industrial companies; contractors for industrial, commercial and residential projects; utility companies; and commercial, institutional and governmental customers. Our leading market positions, extensive geographic reach, broad product and service offerings and acquisition program have enabled us to significantly increase our net sales and improve our financial performance.

    We have acquired 25 companies since August 1995, representing annual sales of approximately $1.4 billion. Our internal growth, combined with acquisitions, have increased our net sales and earnings before interest, taxes, depreciation, amortization and restructuring charges at compounded annual growth rates of 12% and 23%, respectively, between 1994 and 2001.

INDUSTRY OVERVIEW

    The electrical distribution industry serves customers in a number of markets including the industrial, commercial, construction and utility markets. Electrical distributors, such as us, provide logistical and technical services for customers by bundling together a wide range of products typically required for the construction and maintenance of electrical supply networks, including wire, lighting, distribution and control equipment and a wide variety of electrical supplies. This distribution channel enables customers to efficiently access a broad range of products and has the capacity to deliver value-added services. Customers are increasingly demanding that distributors provide a broader and more complex package of services as they seek to outsource non-core functions and achieve documented cost savings in purchasing, inventory and supply chain management.

    ELECTRICAL DISTRIBUTION. The U.S. electrical distribution industry had sales of approximately $73 billion in 2001. While overall weakness in the current economic environment has contributed to recent sales declines, industry growth has averaged 6% per year from 1985 to 2001. This expansion has been driven by general economic growth, increased use of electrical products in businesses and industries, new products and technologies, and customers who are seeking to more efficiently purchase a broad range of products and services from a single point of contact, thereby eliminating the costs and expenses of purchasing directly from manufacturers or multiple sources. The U.S. electrical distribution industry is also highly fragmented. The four national distributors, including WESCO, account for less than 20% of estimated total industry sales.

    INTEGRATED SUPPLY. The market for integrated supply services has more than doubled from $5 billion in 1997 to over $10 billion in 2000, an increase of 27% per year. Recent projections estimate that the integrated supply market will reach $18.4 billion by 2004. Growth is being driven by the desire of large industrial companies to reduce operating expenses by implementing comprehensive third-party programs, which outsource the cost-intensive procurement, stocking and administrative functions associated with the purchase and consumption of MRO supplies. For our customers, these costs can account for over 50% of the total costs for MRO products and services. The total potential in the United States for integrated supply services, measured as all purchases of industrial MRO supplies and services, is currently estimated to be approximately $260 billion.

COMPETITIVE STRENGTHS

    MARKET LEADERSHIP. Our ability to manage large construction projects and complex multi-site plant maintenance programs and procurement projects that require special sourcing, technical advice, logistical support and locally based service has enabled us to establish leadership positions in our principal markets. We have utilized these skills to generate significant revenues in industries with intensive use of electrical and MRO products, including: electrical contracting, utilities, original equipment manufacturing, process manufacturing and other commercial, institutional and governmental entities. We have also been able to extend our position within these industries to expand our customer base.

    VALUE-ADDED SERVICES. We are a leader in providing a wide range of services and procurement solutions that draw on our product knowledge, supply and logistics expertise and systems capabilities, enabling our customers to reduce supply chain costs and improve efficiency. These programs include:

    - National Accounts -- we coordinate product supply and materials management activities for MRO supplies for customers with multiple locations who seek purchasing leverage through a single electrical products provider;

    - Integrated Supply -- we design and implement programs that enable our customers to significantly reduce the number of MRO suppliers they use through services that include highly automated, proprietary electronic procurement and inventory replenishment systems and on-site materials management and logistics services; and

    - Major Projects -- we have a dedicated team of experienced construction management personnel to service the needs of the top engineering and construction firms which specialize in major projects such as airport expansions, stadiums and healthcare facilities.

    BROAD PRODUCT OFFERING. We provide our customers with a broad product selection consisting of over 1,000,000 electrical, industrial and data communications products sourced from over 24,000 suppliers. Our broad product offering enables us to meet virtually all of a customer's electrical product and other MRO requirements.

    EXTENSIVE DISTRIBUTION NETWORK. Our distribution network consists of over 350 branches and five distribution centers located in 48 states, nine Canadian provinces, Puerto Rico, Mexico, Guam, the United Kingdom, Nigeria, Singapore and Venezuela. This extensive network, which would be extremely difficult and expensive to duplicate, allows us to:

    - maintain local customer service, technical support, and sales coverage;

    - tailor branch products and services to local customer needs;

    - offer multi-site distribution capabilities to large customers and national accounts; and

    - provide same-day deliveries.

    LOW COST OPERATOR. Our competitive position has been enhanced by our low cost position, which is based on:

    - extensive use of automation and technology;

    - centralization of functions such as purchasing and accounting;

    - strategically located distribution centers;

    - purchasing economies of scale; and

    - incentive programs that increase productivity and encourage entrepreneurship.

    Our low cost position enables us to generate a significant amount of cash flow as the capital investment required to maintain our business is low. This cash flow is available for debt reduction, strategic acquisitions and continued investment in the growth of the business.

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

    ENHANCE OUR LEADERSHIP POSITION IN ELECTRICAL DISTRIBUTION. We intend to leverage our extensive market presence and brand equity in the WESCO name to further our leadership position in electrical distribution. We are focusing our sales and marketing on existing industries where we are expanding our product and service offerings as well as targeting new clients, both within industries we currently serve and in new markets which provide significant growth opportunities. Markets where we believe such opportunities exist include retail, education, financial services and health care. We are the second largest electrical distributor in the United States and, through our value-added products and services, we believe we have become the industry leader in serving several important and growing markets including:

    - industrial customers with large, complex plant maintenance operations, many of which require a national multi-site service solution for their electrical distribution product needs;

    - large contractors for major industrial and commercial construction projects;

    - the electric utility industry; and

    - manufacturers of factory-built homes, recreational vehicles and other modular structures.

    GROW NATIONAL ACCOUNTS PROGRAMS. From 1994 through 2001, revenue from our national accounts program increased in excess of 11% annually. We will continue to invest in the expansion of this program. Through our national accounts program, we coordinate electrical MRO procurement and purchasing activities primarily for large industrial and commercial companies across multiple locations. We have well-established relationships with over 300 companies, providing us with a recurring base of revenue through multi-year agreements. Our objective is to continue to increase revenue generated through our national accounts program by:

    - offering existing national account customers new products, more services and additional locations;

    - extending certain established national account relationships to include integrated supply; and

    - expanding our customer base by leveraging our existing industry expertise in markets we currently serve as well as entering into new markets.

    FOCUS ON MAJOR PROJECTS. We are increasing our focus on large construction, renovation and institutional projects. We seek to secure new major projects contracts through:

    - active national marketing of our demonstrated project management capabilities;

    - further development of relationships with leading regional and national contractors and engineering firms;

    - close coordination with national account customers on their major project requirements; and

    - offering an integrated supply service approach to contractors for major projects.

    EXTEND OUR LEADERSHIP POSITION IN INTEGRATED SUPPLY. We are the largest provider of integrated supply services for MRO goods and services in the United States. We provide a full complement of outsourcing solutions, focusing on improving the supply chain management process for our customers' indirect purchases. Our integrated supply programs replace the traditional multi-vendor, resource-intensive procurement process with a single, outsourced, fully automated process capable of managing all MRO and related service requirements. Our solutions range from timely product delivery to assuming full responsibility for the entire procurement function. Our customers include some of the largest industrial companies in the United States. We intend to expand our leadership position as the largest integrated supply service provider by:

    - continuing to tailor our proven and profitable business model to the scale and scope of our customers' operations;

    - maximizing the use of our highly automated proprietary information systems;

    - leveraging established relationships with our large industrial customer base, especially among existing national account customers who could benefit from our integrated supply model; and

    - being a low cost provider of integrated supply services.

    We intend to utilize these competitive strengths to increase our integrated supply sales to both new and existing customers, including our existing national account customers.

    GAIN SHARE IN KEY LOCAL MARKETS. Significant opportunities exist to gain local market share, since many local markets are highly fragmented. We intend to increase our market share in key geographic markets through a combination of increased sales and marketing efforts at existing branches, acquisitions that expand our product and customer base and new branch openings. We intend to leverage our existing relationships with preferred suppliers to increase sales of their products in local markets through various initiatives, including sales promotions, cooperative marketing efforts, direct participation by suppliers in national accounts implementation, dedicated sales forces and product exclusivity. To promote growth, we have instituted a compensation system for branch managers that encourages our branch managers to increase sales and optimize business activities in their local markets, including managing the sales force, configuring inventories, targeting potential customers for marketing efforts and tailoring local service options.

    PURSUE STRATEGIC ACQUISITIONS. Since 1995, we have considered over 300 potential acquisitions and have completed and successfully integrated 25 acquisitions, which represent annual sales of approximately $1.4 billion. We believe that the highly fragmented nature of the electrical and industrial MRO distribution industry will continue to provide us with acquisition opportunities. In our disciplined approach toward acquisitions, potential acquisitions are evaluated based on a variety of financial, strategic and operational criteria, including their ability to:

    - better serve our existing customers;

    - offer expansion into key growth markets;

    - add new product or service capabilities;

    - support new and existing national accounts;

    - strengthen relationships with important manufacturers; and

    - meet well-defined financial criteria including return on investment and earnings accretion.

    EXPAND PRODUCT AND SERVICE OFFERINGS. We continue to build on our demonstrated ability to introduce new products and services to meet existing customer demands and capitalize on new market opportunities. As the market for data and electrical products converge, we have integrated our data communications efforts into our core electrical business. Our existing electrical sales force has been trained to sell data communications products resulting in significant new data and electrical projects with large commercial banks, schools and telecommunications service providers. In addition, we have the platform to sell integrated lighting control and power distribution equipment in a single package for multi-site specialty retailers, restaurant chains and department stores. These are strong growth markets where our national accounts strategies and logistics infrastructure provide significant benefits for our customers.

    LEVERAGE OUR E-COMMERCE AND INFORMATION SYSTEM CAPABILITIES. We conduct a significant amount of business electronically. Our electronic transaction management capabilities lower costs and shorten cycle time in the supply chain process for us and for our customers. We intend to continue to invest in information technology to create more effective linkages with both customers and suppliers.

    EXPAND OUR INTERNATIONAL OPERATIONS. Our international sales, the majority of which are in Canada, accounted for approximately 11% of sales in 2001. We believe that there is significant additional demand for our products and services outside the United States and Canada. Many of our multinational domestic customers are seeking distribution, integrated supply and project management solutions globally. Our approach to international operations is consistent with our domestic philosophy. We follow our established customers and pursue business that we believe utilizes and extends our existing capabilities. This strategy of working through well-developed customer and supplier relationships significantly reduces risks and provides the opportunity to establish a profitable business. We have five locations in Mexico headquartered in Tlalnepantla that serve all of metropolitan Mexico City and the Federal District and the states of Mexico, Morelos and Hidalgo. We continue to pursue growth opportunities in existing locations such as Aberdeen, Scotland; London, England, which support our sales efforts in Europe and the former Soviet Union. We have an operation in Nigeria to serve West Africa, an office in Caracas, Venezuela to serve the Northern portion of South America and an office in Singapore to support our sales to customers in Asia. We are working toward forming strategic alliances in critical markets, where appropriate.

ACQUISITION AND INTEGRATION PROGRAM

    Our strategic acquisition program has been an important element in our objective to be the leader in the markets we serve. We have completed 25 acquisitions since August 1995, representing total annual sales of approximately $1.4 billion. Our philosophy toward growth includes a continuous evaluation to determine whether a particular opportunity, capability or customer need is best developed internally or purchased through a strategic acquisition. We have a business development department that consists of a small team of professionals who locate, evaluate and negotiate all aspects of any acquisition, with particular emphasis on compatibility of management philosophy and strategic fit. We believe that the highly fragmented nature of the electrical distribution industry will continue to provide us with acquisition opportunities. We will continue to utilize our strong internal capabilities to selectively evaluate the strategic and financial benefits from potential acquisitions that complement our customers' overall supply needs, including those in the electrical distribution, integrated supply and other non-electrical distribution industries. The Company expects that future acquisitions will be financed out of available internally generated funds, additional debt and the issuance of equity securities. However, our ability to make acquisitions will be subject to our compliance with certain conditions under the terms of our new revolving credit facility. See Part II,
Item 7. - "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" for a further description of the new revolving credit facility.

                            WESCO ACQUISITION HISTORY

                                                BRANCH          ANNUAL
                YEAR        ACQUISITIONS       LOCATIONS        SALES(1)
                ----        ------------       ---------       ---------
                                        (DOLLARS IN MILLIONS)
              1995....            2                 2          $    47
              1996....            7                67              418
              1997....            2                 9               52
              1998....            6                21              608
              1999....            4                 5               70
              2000....            3                17               92
              2001....            1                10              112
                                  -               ---              ---
                TOTAL.           25               131          $ 1,399
                                 ==               ===          =======

----------

    (1) Represents our estimate of annual sales of acquired businesses at the time of acquisition, based on our review of internal and/or audited statements of the acquired business.

PRODUCTS AND SERVICES

Products

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

    Representative products that we sell include:

    - Electrical Supplies. Fuses, terminals, connectors, boxes, fittings, tools, lugs, tape and other MRO supplies.

    - Industrial Supplies. Cutting and other tools, abrasives, filters and safety equipment.

    - Distribution. Circuit breakers, transformers, switchboards, panelboards and busway.

    - Lighting. Lamps, fixtures and ballasts.

    - Wire and Conduit. Wire, cable, metallic and non-metallic conduit.

    - Control, Automation and Motors. Motor control devices, drives, programmable logic controllers, pushbuttons and operator interfaces.

    - Data Communications. Premise wiring, patch panels, terminals and connectors.

    We purchase products from a diverse group of over 24,000 suppliers. In 2001, our ten largest suppliers accounted for approximately 34% of our purchases. The largest of these was Eaton Corporation, through its Cutler-Hammer division, accounting for approximately 14% of total purchases. No other supplier accounted for more than 5% of total purchases.

    Our supplier relationships are important to us, providing access to a wide range of products, technical training and sales and marketing support. We have preferred supplier agreements with approximately 150 of our suppliers and purchase approximately 65% of our stock inventory pursuant to these agreements. Consistent with industry practice, most of our agreements with suppliers, including both distribution agreements and preferred supplier agreements, are terminable by either party on 60 days' notice or less.

Services

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

    - providing technical support for manufacturing process improvements using state-of-the-art automated solutions;

    - implementing inventory optimization programs;

    - participating in joint cost savings teams;

    - assigning our employees as on-site support personnel;

    - recommending energy-efficient product upgrades; and

    - offering safety and product training for customer employees.

    National accounts programs. The typical national account customer is a Fortune 500 industrial company, a large utility or other major customer, in each case with multiple locations. Our national accounts programs are designed to provide customers with total supply chain cost reductions by coordinating purchasing activity for MRO supplies across multiple locations. Comprehensive implementation plans establish jointly managed teams at the local and national level to prioritize activities, identify key performance measures and track progress against objectives. We involve our preferred suppliers early in the implementation process, where they can contribute expertise and product knowledge to accelerate program implementation and the achievement of cost savings and process improvements.

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

MARKETS AND CUSTOMERS

    We have a large base of approximately 100,000 customers diversified across our principal markets. While two customers each accounted for almost 3% of 2001 sales, no other customer accounted for more than 2% of 2001 sales.

    Industrial customers. Sales to industrial customers, which include numerous manufacturing and process industries, and original equipment manufacturers ("OEMs") accounted for approximately 42% of our sales in 2001.

    MRO products are needed to maintain and upgrade the electrical and communications networks at all industrial sites. Expenditures are greatest in the heavy process industries, such as food processing, pulp and paper and petrochemical. Typically, electrical MRO is the first or second ranked product category by purchase value for total MRO requirements for an industrial site. Other MRO product categories include, among others, lubricants, pipe, valves and fittings, fasteners, cutting tools and power transmission products.

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

    Electrical contractors. Sales to electrical contractors accounted for approximately 35% of our sales in 2001. These customers range from large contractors for major industrial and commercial projects, the customer types we principally serve, to small residential contractors, which represent a small portion of our sales. Electrical products purchased by electrical sub-contractors typically account for approximately 40% to 50% of their installed project cost, and, therefore, accurate cost estimates and competitive material costs are critical to a contractor's success in obtaining profitable projects.

    Utilities. Sales to utilities accounted for approximately 17% of our sales in 2001. This market includes large investor-owned utilities, rural electric cooperatives and municipal power authorities. We provide our utility customers with power line products and an extensive range of supplies to meet their MRO and capital projects needs. Full materials management and procurement outsourcing arrangements are also important in this market as cost pressures and deregulation cause utility customers to streamline purchasing and inventory control practices.

    Commercial, institutional and governmental customers ("CIG"). Sales to CIG customers accounted for approximately 6% of our sales in 2001. This fragmented market includes schools, hospitals, property management firms, retailers and government agencies of all types. Through our WR Controls Division, we have a platform to sell integrated lighting control and distribution equipment in a single package for multi-site specialty retailers, restaurant chains and department stores.

DISTRIBUTION NETWORK

    Branch network. We have over 350 branches, of which approximately 290 are located in the United States, approximately 50 are located in Canada and the remainder are located in Puerto Rico, Mexico, Guam, the United Kingdom, Nigeria, Singapore and Venezuela. Over the last three years, we have opened approximately seven branches per year, principally to service national account customers. In addition to consolidations in connection with acquisitions, we occasionally close or consolidate existing branch locations to improve operating efficiency.

    Distribution centers. To support our branch network, we have five distribution centers located in the United States and Canada, including facilities located near Pittsburgh, Pennsylvania, serving the Northeast and Midwest United States; near Reno, Nevada, serving the Western United States; near Memphis, Tennessee, serving the Southeast and Central United States; near Montreal, Quebec, serving Eastern and Central Canada; and near Vancouver, British Columbia, serving Western Canada.

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

SALES ORGANIZATION

    General sales force. Our general sales force is based at the local branches and comprises approximately 2,200 of our employees, almost half of whom are outside sales representatives and the remainder are inside sales personnel. Outside sales representatives are paid under a compensation structure which is heavily weighted towards commissions. They are responsible for making direct customer calls, performing on-site technical support, generating new customer relations and developing existing territories. The inside sales force is a key point of contact for responding to routine customer inquiries such as price and availability requests and for entering and tracking orders.

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

    Major projects. Since 1995 our group of experienced sales managers have targeted, on a national basis, the market for large construction projects with electrical material valued in excess of $1 million. Through the major projects group, we can meet the needs of contractors for complex construction projects such as new sports stadiums, industrial sites, water treatment plants, airport expansions, healthcare facilities and correctional institutions.

    e-Commerce. We established our initial electronic catalog on the Internet in 1996. Since that time, we have worked with a variety of large customers to establish customized electronic catalogs for their use in internal systems. Additionally, in 1999 we began a process of providing electronic catalogs to multiple e-commerce service providers, trade exchanges and industry specific electronic commerce portals. Our e-business strategy is to serve existing customers by tailoring our catalog and Internet-based procurement applications to their internal systems or through their preferred technology and trading exchange partnerships. We lead our industry in rapid e-implementation to customers' procurement systems and provide integrated procurement functionality using "punch-out" technology, a direct system to system link with our customers.

    We continue to enhance "WESCOExpress," a new direct ship fulfillment operation, responsible for supporting smaller customers and select national account locations. Customers can order over 65,000 electrical and data communications products stocked in our warehouses through a centralized customer service center or over the Internet on WESCOdirect.com. We use a proactive telesales approach utilizing catalogs, direct mail, e-mail and personal phone selling to provide a high level of customer service. In support of this initiative, we recently introduced the WESCO Electrical Buyers Guide (TM), a comprehensive electrical catalog containing over 24,000 products from the top 150 manufacturers in the electrical industry.

INTERNATIONAL OPERATIONS

    To serve the Canadian market, we operate a network of approximately 50 branches in nine provinces. Branch operations are supported by two distribution centers located near Montreal and Vancouver. With sales of approximately US$311 million, Canada represented 8.5% of our total sales in 2001. The Canadian market for electrical distribution is considerably smaller than the U.S. market, with roughly US$3.0 billion in total sales in 2001, according to industry sources.

    We also have five locations in Mexico headquartered in Tlalnepantla, that serve all of metropolitan Mexico City and the Federal District and the states of Mexico, Morelos and Hidalgo.

    We sell internationally through domestic export sales offices located within North America and sales offices in international locations. WESCO operations are in Aberdeen, Scotland and London, England to support sales efforts in Europe and the former Soviet Union. We have an operation in Nigeria to serve West Africa, an office in Caracas, Venezuela to serve the Northern portion of South America and an office in Singapore to support our sales to Asia. All of the international locations have been established to primarily serve WESCO's growing list of customers with global operations referenced under National Accounts above.

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

    The WESNET system operates as a distributed network of fully functional operating units, and every branch (other than our Bruckner Integrated Supply Division and certain newly acquired branches) utilizes its own computer system to support local business activities. All branch operations are linked through a wide area network to centralized information on inventory status in our distribution centers as well as other branches and an increasing number of on-line suppliers. Recent advances in WESNET capabilities make it possible to consolidate administrative and procurement functions, and bring systematic improvement through new pricing systems and controls.

    We routinely process customer orders, shipping notices, suppliers' purchase orders, and funds transfer via EDI transactions with our trading partners. Our e-Commerce strategy calls for more effective linkages to both customers and suppliers through greater use of technological advances, including Internet and electronic catalogs, enhanced EDI and other innovative improvements.

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

COMPETITION

    We operate in a highly competitive industry. We compete directly with national, regional and local providers of electrical and other industrial MRO supplies. Competition is primarily focused on the local service area, and is generally based on product line breadth, product availability, service capabilities and price. Another source of competition is buying groups formed by smaller distributors to increase purchasing power and provide some cooperative marketing capability. While increased buying power may improve the competitive position of buying groups locally, we believe these groups have not been able to compete effectively with us for national account customers due to the difficulty in coordinating a diverse ownership group. During 1999 and 2000 numerous special purpose Internet-based procurement service companies, auction businesses, and trade exchanges were organized. Many of them targeted industrial MRO and contractor customers of the type served by WESCO. We responded with our own e-Commerce capabilities and as of year-end 2000, business losses, if any, to competitors of this type were minimal. We expect that numerous new competitors will develop over time as Internet-based enterprises become more established and refine their service capabilities.

EMPLOYEES

    As of December 31, 2001, we had approximately 5,700 employees worldwide, of which approximately 5,000 were located in the United States and approximately 700 in Canada and our other international locations. Less than 5% of our employees are represented by unions. We believe our labor relations are generally good.

INTELLECTUAL PROPERTY

    Our trade and service marks, including "WESCO," "the extra effort people(R)," and the running man design, are filed in the U.S. Patent and Trademark Office, the Canadian Trademark Office and the Mexican Instituto de la Propriedad Industrial.

ENVIRONMENTAL MATTERS

    Our facilities and operations are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. Some of these laws and regulations may impose strict, joint and several liability on certain persons for the cost of investigation or remediation of contaminated properties. These persons may include former, current or future owners or operators of properties, and persons who arranged for the disposal of hazardous substances. Our owned and leased real property may give rise to such investigation, remediation and monitoring liabilities under environmental laws. In addition, anyone disposing of certain products we distribute, such as ballasts, fluorescent lighting and batteries, must comply with environmental laws that regulate certain materials in these products.

    We believe that we are in compliance with all material respects with applicable environmental laws. As a result, we will not make significant capital expenditures for environmental control matters either in the current year or in the near future.

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

    Important factors that could cause actual results to differ materially from the forward looking statements we make are described below. All forward looking statements attributable to us or persons working on our behalf are expressly qualified by the following cautionary statements:

OUR SUBSTANTIAL AMOUNT OF DEBT REQUIRES SUBSTANTIAL DEBT SERVICE OBLIGATIONS THAT COULD ADVERSELY AFFECT OUR ABILITY TO FULFILL OUR OBLIGATIONS AND COULD LIMIT OUR GROWTH AND IMPOSE RESTRICTIONS ON OUR BUSINESS.

    We are and will continue to be significantly leveraged. As of December 31, 2001, we had $452.0 million of consolidated indebtedness and stockholders' equity of $144.7 million. We and our subsidiaries may incur additional indebtedness in the future, subject to certain limitations contained in the instruments governing our indebtedness. Accordingly, we will have significant debt service obligations. These amounts exclude WESCO's accounts receivable securitization program, through which WESCO sells accounts receivable to a third party conduit and removes these receivables from its consolidated balance sheet. See Part II, Item 7.-"Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies."

    Our debt service obligations have important consequences, including the following:

    - a substantial portion of cash flow from our operations will be dedicated to the payment of principal and interest on our indebtedness, thereby reducing the funds available for operations, future business opportunities and acquisitions and other purposes and increasing our vulnerability to adverse general economic and industry conditions;

    - our ability to obtain additional financing in the future may be limited;

    - approximately $169 million of our indebtedness is at variable rates of interest, which will make us vulnerable to increases in interest rates;

    - we will be substantially more leveraged than certain of our competitors, which might place us at a competitive disadvantage; and

    - we may be hindered in our ability to adjust rapidly to changing market conditions.

    Our ability to make scheduled payments of the principal of, or to pay interest on, or to refinance our indebtedness and to make scheduled payments under our operating leases or to fund planned capital expenditures or finance acquisitions will depend on our future performance, which to a certain extent is subject to economic, financial, competitive and other factors beyond our control. There can be no assurance that our business will continue to generate sufficient cash flow from operations in the future to service our debt, make necessary capital expenditures or meet other cash needs. If unable to do so, we may be required to refinance all or a portion of our existing debt, to sell assets or to obtain additional financing. There can be no assurance that any such refinancing or that any such sale of assets or additional financing would be possible on terms reasonably favorable to us. See Part II - Item 7. - "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

RESTRICTIVE DEBT COVENANTS CONTAINED IN OUR REVOLVING CREDIT FACILITY AND THE INDENTURE TO OUR SENIOR SUBORDINATED NOTES TO TAKE CERTAIN ACTIONS.

    The revolving credit facility and the indenture contain numerous financial and operating covenants that will limit the discretion of our management with respect to certain business matters. These covenants place significant restrictions on the ability of us and our subsidiaries. to:

    - incur additional indebtedness;

    - pay dividends and other distributions;

    - enter into sale and leaseback transactions;

    - create liens or other encumbrances;

    - make certain payments and investments;

    - engage in certain transactions with affiliates;

    - make certain acquisitions;

    - sell or otherwise dispose of assets; and

    - merge or consolidate with other entities,

and will otherwise restrict corporate activities.

    The revolving credit facility also requires us to meet certain financial ratios and tests. Our ability to comply with these and other provisions of the revolving credit facility and the indenture may be affected by changes in economic or business conditions or other events beyond our control. A failure to comply with the obligations contained in the revolving credit facility or the indenture could result in an event of default under either the revolving credit facility or the indenture which could result in acceleration of the related debt and the acceleration of debt under other instruments evidencing indebtedness that may contain cross-acceleration or cross-default provisions. If the indebtedness under the revolving credit facility were to be accelerated, there can be no assurance that our assets would be sufficient to repay in full such indebtedness and our other indebtedness. See Part II - Item 7. - "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

DOWNTURNS IN THE ELECTRICAL DISTRIBUTION INDUSTRY HAVE HAD IN THE PAST, AND MAY IN THE FUTURE HAVE, AN ADVERSE EFFECT ON OUR SALES AND PROFITABILITY.

    The electrical distribution industry is affected by changes in economic conditions, including national, regional and local slowdowns in construction and industrial activity, which are outside our control. Our operating results may also be adversely affected by increases in interest rates that may lead to a decline in economic activity, particularly in the construction market, while simultaneously resulting in higher interest payments under the revolving credit facility. In addition, during periods of economic slowdown such as the one we are currently experiencing, our credit losses increase. There can be no assurance that economic slowdowns, adverse economic conditions or cyclical trends in certain customer markets will not have a material adverse effect on our operating results and financial condition.

AN INCREASE IN COMPETITION COULD DECREASE SALES OR EARNINGS.

    We operate in a highly competitive industry. We compete directly with national, regional and local providers of electrical and other industrial MRO supplies. Competition is primarily focused in the local service area and is generally based on product line breadth, product availability, service capabilities and price. Other sources of competition are buying groups formed by smaller distributors to increase purchasing power and provide some cooperative marketing capability. During 1999 and 2000 numerous special purpose Internet-based procurement service companies, auction businesses and trade exchanges were organized. Many of them targeted industrial MRO and contractor customers of the type served by us. We expect that numerous new competitors will develop over time as Internet-based enterprises become more established and refine their service capabilities.

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

SUCCESS OF OUR GROWTH STRATEGY MAY BE LIMITED BY THE AVAILABILITY OF APPROPRIATE ACQUISITIONS AND OUR ABILITY TO INTEGRATE ACQUIRED COMPANIES INTO OUR BUSINESS.

    A component of our growth strategy is to continue to expand through additional acquisitions that complement our operations in new or existing markets. Our acquisitions will involve risks, including the successful integration and management of acquired operations and personnel. The integration of acquired businesses may also lead to the loss of key employees of the acquired companies and diversion of management attention from ongoing business concerns. We may not be able to identify businesses that meet our strategic criteria and acquire them on satisfactory terms. We also may not have access to sufficient capital to complete certain acquisitions, and we will be constrained by restrictions in our revolving credit facility. Future acquisitions may not prove advantageous and could have a material adverse effect on our operating results. See Part II, Item 7. - "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

LOSS OF KEY SUPPLIERS OR LACK OF PRODUCT AVAILABILITY COULD DECREASE SALES AND EARNINGS.

    Most of our agreements with suppliers are terminable by either party on 60 days' notice or less. Our ten largest suppliers in 2001 accounted for approximately 34% of our purchases for the period. Our largest supplier was Eaton Corporation, through its Cutler-Hammer division, accounting for approximately 14% of our purchases. The loss of, or a substantial decrease in the availability of, products from any of these suppliers, or the loss of key preferred supplier agreements, could have a material adverse effect on our business. In addition, supply interruptions could arise from shortages of raw materials, labor disputes or weather conditions affecting products or shipments, transportation disruptions, or other reasons beyond our control. An interruption of operations at any of our five distribution centers could have a material adverse effect on the operations of branches served by the affected distribution center. Furthermore, we cannot be certain that particular products or product lines will be available to us, or available in quantities sufficient to meet customer demand. Such limited product access could put us at a competitive disadvantage.

A DISRUPTION OF OUR INFORMATION SYSTEMS COULD INCREASE EXPENSES, DECREASE SALES OR REDUCE EARNINGS.

    A serious disruption of our information systems could have a material adverse effect on our business and results of operations. Our computer systems are an integral part of our business and growth strategies. We depend on our information systems to process orders, manage inventory and accounts receivable collections, purchase products, ship products to our customers on a timely basis, maintain cost-effective operations and provide superior service to our customers.

WESCO INTERNATIONAL'S CONTROLLING SHAREHOLDERS OWN APPROXIMATELY 44% OF ITS COMMON STOCK AND CAN EXERCISE SIGNIFICANT INFLUENCE OVER OUR AFFAIRS.

    Approximately 44% of the issued and outstanding shares of common stock of WESCO International is held by Cypress and its affiliates. Accordingly, Cypress and its affiliates can exercise significant influence over our affairs, including the election of our directors, appointment of our management and approval of actions requiring the approval of our stockholders, including the adoption of amendments to our certificate of incorporation and approval of mergers or sales of substantially all of our assets.

ITEM 2.  PROPERTIES.

    We have over 350 branches, of which approximately 290 are located in the United States, approximately 50 are located in Canada and the remainder are located in Puerto Rico, Mexico, Guam, the United Kingdom, Nigeria, Singapore and Venezuela. Approximately 25% of branches are owned facilities, and the remainder are leased.

    The following table summarizes our distribution centers:

    LOCATION                                  SQUARE FEET        LEASED/OWNED
    -------------------------------------------------------------------------
    Warrendale, PA.....................         252,700      Owned and Leased
    Sparks, NV.........................         196,800      Leased
    Byhalia, MS........................         148,000      Owned
    Dorval, QE.........................          90,000      Leased
    Burnaby, BC........................          64,865      Owned

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were submitted to a vote of the Company's security holders during the fourth quarter of 2001.

EXECUTIVE OFFICERS

    Our executive officers and their respective ages and positions are set forth below.

             NAME                           AGE              POSITION
         ------------                     ------       ---------------------
     Roy W. Haley.....................       55    Chairman and Chief Executive Officer
     William M. Goodwin...............       56    Vice President, Operations
     James H. Mehta...................       46    Vice President, Business Development
     Robert B. Rosenbaum..............       44    Vice President, Operations
     Patrick M. Swed..................       58    Vice President, Operations
     Donald H. Thimjon................       58    Vice President, Operations
     Ronald P. Van, Jr................       41    Vice President, Operations
     Stephen A. Van Oss...............       47    Vice President and Chief Financial Officer
     Daniel A. Brailer................       44    Secretary and Treasurer

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

   DONALD H. THIMJON has been Vice President, Operations of WESCO since 1991. Mr. Thimjon served as Regional Manager from 1980 to 1991.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

    On May 17, 1999, WESCO completed its initial public offering of common stock ("the Offering"), which is listed on the New York Stock Exchange under the symbol "WCC." As of February 28, 2002, there were 40,237,162 shares of common stock and 4,653,131 shares of Class B common stock outstanding held by approximately 100 holders of record. We have not paid dividends on the common stock, and do not presently plan to pay dividends in the foreseeable future. It is currently expected that earnings will be retained and reinvested to support either business growth or debt reduction. See Part II, Item 7. - "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." The following table sets forth the high and low sales price of the shares for the periods indicated.




                                               SALES PRICES
                                         -------------------------
                 QUARTER                        HIGH          LOW
                 -------------------------------------------------
                    2001
                    First                     $11.00        $7.06
                    Second                      9.25         7.30
                    Third                       9.20         4.65
                    Fourth                      6.50         3.95

                    2000
                    First                     $ 9.00        $7.06
                    Second                     10.88         7.75
                    Third                      10.13         7.50
                    Fourth                      9.88         7.31


     In connection with the Initial Public Offering, the Board of Directors approved a 57.8 to one stock split effected in the form of a stock dividend of WESCO's common stock. The Board of Directors also reclassified the Class A common stock into common stock, increased the authorized common stock to 210,000,000 shares and the authorized Class B common stock to 20,000,000 shares and authorized 20,000,000 shares of $.01 par value preferred stock, all effective May 11, 1999.

    In May 2000, WESCO's board of directors authorized an additional $25 million to be added to its existing $25 million share repurchase program which was authorized in November 1999. WESCO's common stock may be purchased at management's discretion, subject to certain financial ratios, in open market transactions and the program may be discontinued at any time. As of February 28, 2002, WESCO had purchased approximately 3.9 million shares of its common stock for approximately $32.8 million pursuant to this program. In August 2001, WESCO Distribution entered into an amendment to its revolving credit facility, which, among other things, prohibited WESCO from repurchasing additional shares of its common stock.

    In March 2002, WESCO entered into a new revolving credit agreement, the proceeds of which, were used to retire its then existing credit facility. The new credit agreement permits WESCO to repurchase shares of its common stock, assuming the Company meets or exceeds certain financial ratios.

ITEM 6.  SELECTED FINANCIAL DATA.

                                                                         YEAR ENDED DECEMBER 31,
                                              -------------------------------------------------------------------------------
                                                    2001            2000            1999           1998            1997
                                              -------------------------------------------------------------------------------
                                                               (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)
INCOME STATEMENT DATA:
Net sales.................................       $3,658.0          $3,881.1       $3,423.9        $3,025.4       $2,594.8
Gross profit..............................          643.5             684.1          616.6           537.6          463.9
Selling, general and administrative expenses        517.2             524.3          471.2           415.0          372.5
Depreciation and amortization.............           31.0              25.0           20.4            14.8           11.3
Restructuring charge(1) ..................           --                 9.4           --               --             --
Recapitalization costs(2).................           --                 --            --              51.8            --
                                              -------------------------------------------------------------------------------
Income from operations....................           95.3             125.4          125.0            56.0           80.1
Interest expense, net.....................           45.1              43.8           47.0            45.1           20.1
Other expenses(3).........................           16.9              24.9           19.5            10.1            --
                                              -------------------------------------------------------------------------------
Income before income taxes................           33.3              56.7           58.5             0.8           60.0
Provision for income taxes................           13.1              23.3           23.4             8.5(4)        23.8
                                              -------------------------------------------------------------------------------
Income (loss) before
   extraordinary item.....................           20.2              33.4           35.1            (7.7)          36.2
Extraordinary item, net of applicable
   TAXES(5)...............................           --                --            (10.5)            --             --
                                              -------------------------------------------------------------------------------
Net income (loss).........................          $20.2             $33.4          $24.6           $(7.7)         $36.2
                                              -------------------------------------------------------------------------------
Earnings (loss) per common share(6)
   Basic before extraordinary item .......           0.45              0.74           0.82           (0.17)          0.61
   Basic..................................           0.45              0.74           0.57           (0.17)          0.61
   Diluted before extraordinary item......           0.43              0.70           0.75           (0.17)          0.55
   Diluted................................           0.43              0.70           0.53           (0.17)          0.55
Weighted average common shares
   OUTSTANDING(6)
   Basic..................................     44,862,087        45,326,475     43,057,894      45,051,632     59,030,100
   Diluted................................     46,901,673        47,746,607     47,524,539      45,051,632     66,679,063

OTHER FINANCIAL DATA:
EBITDA before recapitalization and
   restructuring charges(7)...............         $126.4            $159.8         $145.3          $122.6          $91.4
Capital expenditures......................           13.8              21.6           21.2            10.7           11.6
Net cash provided by (used for) operating
   activities.............................          161.1              46.9           66.4           276.9          (12.0)
Net cash provided by (used for) investing
   activities.............................          (69.2)            (60.7)         (71.9)         (184.1)         (21.5)
Net cash provided by (used for) financing
   activities.............................          (38.0)             26.0            6.3           (92.3)          41.1

BALANCE SHEET DATA:
Total assets..............................       $1,158.0        $  1,161.5     $  1,028.8        $  950.5       $  870.9
Total long-term debt (including current
   portion)...............................          452.0             483.3          426.4           595.8          295.2
Redeemable common stock(8)................           --                --             --              21.5            9.0
Stockholders' equity (deficit)............          144.7             125.0          117.3          (142.6)         184.5


(1) Represents a restructuring charge taken in the fourth quarter of 2000 as described in Note 4 to the Consolidated Financial Statements.
(2) Represents a one-time charge primarily related to noncapitalized financing expenses, professional and legal fees and management compensation costs as a result of the recapitalization described in Note 1 to the Consolidated Financial Statements.
(3) Represents costs relating to the sale of accounts receivable pursuant to the accounts receivable securitization program as described in Note 5 to the Consolidated Financial Statements.
(4) Certain nondeductible recapitalization costs and other permanent differences significantly exceeded income before income taxes and resulted in an unusually high provision for income taxes.
(5) Represents a charge, net of tax, relating to the write-off of unamortized debt issuance and other costs associated with the early extinguishment of debt and the 1999 termination of the existing accounts receivable securitization program.
(6) Reflects a 57.8 to one stock split effected in the form of a stock dividend of WESCO common stock effective May 11, 1999.
(7) EBITDA before recapitalization and restructuring charges represents income from operations plus depreciation, amortization, recapitalization and restructuring costs. EBITDA before recapitalization and restructuring charges is presented since management believes that such information is considered by certain investors to be an additional basis for evaluating the Company's ability to pay interest and repay debt. EBITDA should not be considered an alternative to measures of operating performance as determined in accordance with generally accepted accounting principles or as a measure of the Company's operating results and cash flows or as a measure of the Company's liquidity. Since EBITDA is not calculated identically by all companies, the presentation herein may not be comparable to other similarly titled measures of other companies.
(8) Represents redeemable common stock as described in Note 10 to the Consolidated Financial Statements.

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

    WESCO has historically financed its working capital needs, capital expenditures, acquisitions and new branch openings through internally generated cash flow and borrowings under its credit facilities and its accounts receivable securitization program. During the initial phase of an acquisition or new branch opening, WESCO typically incurs expenses related to installing or converting information systems, training employees and other initial operating activities. With some acquisitions, WESCO may incur expenses in connection with the closure of any of its own redundant branches. Historically, the costs associated with opening new branches, and closing branches in connection with certain acquisitions, have not been material. WESCO has accounted for its acquisitions under the purchase method of accounting.

    WESCO is a leading consolidator in its industry, having acquired 25 companies since August 1995, representing annual sales of approximately $1.4 billion. Management distinguishes sales attributable to core operations separately from sales of acquired businesses. The distinction between sales from core operations and from acquired businesses is based on the Company's internal records and on management estimates where the integration of acquired businesses results in the closing or consolidation of branches. However, "core operations" typically refer to all internally started branches and all acquired branches that have been in operation for the entire current and prior year-to-date periods. "Acquired businesses" generally refer to branch operations purchased by WESCO where the branches have not been under WESCO ownership for the entire current and prior year-to-date periods.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

    WESCO's discussion and analysis of its financial condition and results of operations are based upon WESCO's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires WESCO to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, WESCO evaluates its estimates, including those related to supplier programs, bad debts, inventories, goodwill, income taxes, restructuring cost, contingencies and litigation. WESCO bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

    WESCO believes the following critical accounting policies affect its judgments and estimates used in the preparation of its consolidated financial statements. WESCO maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of WESCO's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. WESCO writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. WESCO records its deferred tax assets at amounts that are expected to be realized. WESCO has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the potential need for a valuation allowance. Should

WESCO determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

    WESCO maintains an accounts receivable securitization program (the "Receivables Facility"), whereby we sell, on a continuous basis, to WESCO Receivables Corporation, a wholly-owned, special purpose company ("SPC"), an undivided interest in all domestic accounts receivable. The SPC sells without recourse to a third-party conduit, all the eligible receivables while maintaining a subordinated interest, in the form of overcollateralization, in a portion of the receivables.

    WESCO accounts for the securitization of accounts receivable in accordance with Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." At the time the receivables are sold, the balances are removed from the balance sheet. The Receivables Facility represents "off-balance sheet financing," since the conduit's ownership interest in the accounts receivable of the SPC results in the removal of accounts receivable from WESCO's consolidated balance sheets, rather than resulting in the addition of a liability to the conduit.

    We believe that the terms of the agreements governing this facility qualify our trade receivable sales transactions for "sale treatment" under generally accepted accounting principles, which requires WESCO to remove the accounts receivable from our consolidated balance sheets. Absent this "sale treatment," our consolidated balance sheet would reflect additional accounts receivable and debt. Our consolidated statements of operations would not be impacted, except that "Other Expenses" would be classified as "Interest Expense."

2001 DEVELOPMENTS

    Developments affecting the 2001 results of operations and financial position of WESCO include the following:

    Economic Trends

    The electrical distribution industry experienced a significant overall sales decline in the markets where WESCO participates. The 2001 decrease varies dramatically depending upon the product category as well as the market channel used to distribute such product. Based upon our internal estimates, certain of our more significant competitors and suppliers, as a group, experienced an average sales decline of approximately 12% in 2001. WESCO's net sales from core operations decreased approximately 8.6% in 2001 due to:

- Sales to the telecom and semiconductor industries, which were strong in 2000, were considerably weaker in 2001.
- Sales declines were experienced in our large industrial customer base, with many customers closing manufacturing and processing plants and significantly reducing their 2001 MRO and capital spend.
- A significant decline occurred in sales of control and automation products used in plant expansions and plant upgrades.

    The trend of declining sales has continued into 2002. Core sales for the two months ended February 28, 2002 decreased approximately 12% from the comparable period in 2001, and are in line with Company projections and, adjusted for seasonality, are in line with fourth quarter 2001 run rates.

    Refinancing

    The Company has taken the following steps to improve its liquidity:

    In March 2002, WESCO entered into a $290 million revolving credit agreement with a group of seven financial institutions that is secured by substantially all inventory owned by WESCO and also by the accounts receivable of WESCO Distribution Canada, Inc. Availability under the agreement is based on the amount of eligible inventory and Canadian receivables applied against certain advance rates. Proceeds from this agreement were used to retire the Company's existing revolving credit facility.

    In August 2001, WESCO completed an offering of $100 million in aggregate principal amount of senior subordinated notes due 2008 with interest payable semi-annually on June 1 and December 1 of each year. The notes were issued with an issue price of 90.142%. The net proceeds received by the Company from the offering were approximately $87.6 million after deducting the initial purchasers' discount and before offering expenses. The net proceeds were used to repay a portion of the outstanding indebtedness of the Company under its then existing revolving credit facility.

    In September and October of 2001, WESCO entered into several fixed-to-floating interest rate swap agreements with an aggregate notional amount of $100 million. These swaps effectively convert $100 million of the senior subordinated notes from fixed to floating rate debt. In 2001 these agreements had the effect of reducing the interest rate on $100 million of the senior notes from 9.13% to 6.29%.

    Acquisition

    In March 2001, WESCO completed its acquisition of all of the outstanding common stock of Herning Underground Supply, Inc. and Alliance Utility Products, Inc. (collectively "Herning") headquartered in Hayward, California. Herning, a distributor serving contractors who install gas, lighting and communication utility infrastructure, reported net sales of approximately $112 million in 2000. This acquisition was accounted for under the purchase method of accounting.

RESULTS OF OPERATIONS

    The following table sets forth the percentage relationship to net sales of certain items in the Company's Consolidated Statements of Operations for the periods presented:

                                                                                      YEAR ENDED DECEMBER 31
                                                                               -------------------------------------
                                                                                  2001         2000         1999
                                                                               -------------------------------------
Net sales..................................................................       100.0%       100.0%       100.0%
Gross profit...............................................................        17.6         17.6         18.0
Selling, general and administrative expenses...............................        14.1         13.5         13.7
Depreciation and amortization..............................................         0.9          0.7          0.6
Restructuring charge.......................................................         --           0.2          --
                                                                               -------------------------------------
     Income from operations................................................         2.6          3.2          3.7
Interest expense...........................................................         1.2          1.1          1.4
Other expenses.............................................................         0.5          0.6          0.6
                                                                               -------------------------------------
     Income before income taxes and extraordinary item.....................         0.9          1.5          1.7
Provision for income taxes.................................................         0.3          0.6          0.7
Extraordinary item, net of tax benefits....................................         --           --          (0.3)
                                                                               -------------------------------------
     Net income ...........................................................         0.6%         0.9%         0.7%
                                                                               =====================================

     2001 Compared to 2000

    Net Sales. Net sales for the year ended December 31, 2001, decreased by $223.1 million, or 5.7%, to $3.7 billion compared with $3.9 billion in the prior year. The decrease was due principally to sales declines attributable to core business operations of 8.6%, partially offset by sales from acquired companies.

    Gross Profit. Gross profit for the year ended December 31, 2001, decreased by $40.6 million to $643.5 million from $684.1 million in the prior year due principally to the decline in net sales. Gross profit margin was 17.6% in both 2001 and 2000. Gross profit included other charges of $4.4 million in 2000 related to inventory write-downs. Excluding these charges, gross profit was 17.7% of sales in 2000. The decline in the gross profit percentage is due principally to a decline in supplier rebates, partially offset by increased billing margins.

    Selling, General and Administrative Expenses ("SG&A"). SG&A expenses decreased by $7.2 million, or 1.4%, to $517.2 million. The year 2000 includes $7.0 million of other charges, related primarily to a deteriorating credit environment and customer bankruptcies that have continued at similar levels in 2001. Core business SG&A expenses decreased $15.7 million or 3.1% from 2000, due principally to decreased payroll costs as the Company reduced its headcount throughout the year as it rebalanced its branch and headquarters staff to be in line with developing economic activity. Additionally, incentive compensation expense decreased in 2001 as sales and profitability declines reduced both commission and bonus requirements. As a percentage of sales, excluding the other charges, SG&A expenses increased to 14.1% in 2001 from 13.3% in 2000, reflecting the negative leverage of lower sales volume.

    Depreciation and Amortization. Depreciation and amortization increased $6.0 million to $31.0 million in 2001, reflecting depreciation related to increases in property, buildings and equipment over the prior year, higher amortization of goodwill from acquisitions and higher amortization of software costs. In fiscal 2002, WESCO will adopt Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" which is expected to result in a reduction in amortization expense in fiscal 2002 and future years. See Note 2 of the Notes to Consolidated Financial Statements.

     Income from Operations. Income from operations decreased $30.1 million to $95.3 million in 2001, compared with $125.4 million in 2000. Income from operations in 2000 includes a restructuring charge of $9.4 million. Excluding the restructuring charge and the aforementioned other charges of $11.4 million, operating income decreased by $50.8 million, due principally to the decline in gross profit and the increase in depreciation and amortization.

    Interest and Other Expenses. Interest expense totaled $45.1 million for 2001, an increase of $1.4 million from 2000. The increase in interest expense results primarily from an increase in average debt level compared to the previous year somewhat offset by lower average interest rates. Other expense totaled $16.9 million and $24.9 million in 2001 and 2000, respectively, reflecting costs associated with the accounts receivable securitization program. The $8.0 million decrease was principally due to a decrease in the program's advance rates.

    Income Taxes. Income tax expense totaled $13.1 million in 2001, a decrease of $10.1 million from 2000. The effective tax rates for 2001 and 2000 were 39.4% and 41.0%, respectively. The decrease in the rate in 2001 is principally related to the effect of foreign tax credits on decreased pretax income as compared to the prior year.

    Net Income. Net income and diluted earnings per share totaled $20.2 million and $0.43 per share, respectively, in 2001, compared with $33.4 million and $0.70 per share, respectively, in 2000.

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

    Gross Profit. Gross profit for the year ended December 31, 2000, increased by $67.5 million to $684.1 million from $616.6 million in the prior year. Gross profit margin was 17.6% and 18.0% in 2000 and 1999, respectively. Excluding the effect of the other charges related to inventory rationalization of $4.4 million, gross profit margin decreased to 17.7% from 18.0% in the prior year due, in part, to a shift to lower margin direct ship project sales and also due to increased transportation costs.

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

LIQUIDITY AND CAPITAL RESOURCES

    Total assets were approximately $1.2 billion at December 31, 2001, a $3.5 million decrease from December 31, 2000. Stockholders' equity totaled $144.7 million at December 31, 2001, compared with $125.0 million at December 31, 2000.

     The following table sets forth WESCO's outstanding indebtedness:

                                                                                                 DECEMBER 31
                                                                                            -----------------------
                                                                                               2001        2000
                                                                                            -----------------------
                                                                                                (IN MILLIONS)
Revolving credit facility...............................................................      $ 68.6      $189.6
Senior subordinated notes...............................................................       377.7       291.5
Other...................................................................................         5.6         2.2
                                                                                            -----------------------
                                                                                               451.9       483.3
Less current portion....................................................................        (5.5)       (0.6)
                                                                                            -----------------------
                                                                                              $446.4      $482.7
                                                                                            =======================

     The following table sets forth details of WESCO's accounts receivable securitization program:

                                                                                                 DECEMBER 31
                                                                                            -----------------------
                                                                                               2001        2000
                                                                                            -----------------------
                                                                                                (IN MILLIONS)
Securitized accounts receivable.........................................................      $398.6      $479.0
Subordinated retained interest .........................................................       (65.6)     (100.7)
                                                                                            -----------------------
     Net accounts receivable removed from balance sheet.................................      $333.0      $378.3
                                                                                            =======================


     WESCO's liquidity needs arise from seasonal working capital requirements, capital expenditures, acquisitions and debt service obligations. In addition, certain of our acquisition agreements contain earn-out provisions based principally on future earnings targets. The most significant of which relates to the acquisition of Bruckner Supply Company, which provides for an earn-out potential of $90 million during any one of the next three years if certain earnings targets are achieved. The maximum amount payable in any single year under this agreement is $30 million. Certain other acquisitions also contain contingent consideration provisions, only one of which could require a significant payment. Management estimates this payment could range from $0 to $20 million and would be made in 2008. To meet its funding requirements, WESCO uses a mix of internally generated cash flow, its revolving credit facility, its Receivables Facility and equity transactions.

     The following table summarizes the impact of these items from 1999 to 2001:

                                                                                           DECEMBER 31
                                                                              --------------------------------------
                                                                                  2001        2000         1999
                                                                              --------------------------------------
                                                                                          (IN MILLIONS)
LIQUIDITY NEEDS
Working capital and other assets and liabilities..............................    $140.4      $(64.1)      $(68.5)
Capital expenditures, net of asset sales......................................     (12.9)      (20.0)       (20.6)
Acquisitions of businesses....................................................     (56.3)      (40.9)       (60.0)
Scheduled debt service obligations............................................      (0.6)       (3.8)       (16.6)
                                                                              --------------------------------------
     Net liquidity surplus (requirements) ....................................      70.6      (128.8)      (165.7)
                                                                              --------------------------------------

LIQUIDITY SOURCES
Internally generated cash flow................................................      65.7        71.0         74.9
Credit facility activity......................................................     (36.6)       57.1       (157.7)
Receivables facility..........................................................     (45.0)       40.0         60.0
Stock transactions............................................................       0.5       (26.8)       182.7
Other.........................................................................      (1.2)       (0.2)         6.5
                                                                              --------------------------------------
    Net liquidity (uses) sources..............................................     (16.6)      141.1        166.4
                                                                              --------------------------------------
Net change in cash............................................................    $ 54.0      $ 12.3      $   0.7
                                                                              ======================================

    In 2002, WESCO anticipates capital expenditures to be similar to 2001, but expects acquisitions of businesses to be significantly lower. As of February 28, 2002, the Company has no specific near term plans to make an acquisition. Acquisition related earn-out payments, if required, will be based on the performance of recently acquired companies. Management anticipates that working capital requirements could increase by $50 million or more in 2002 after the significant reduction achieved in 2001.

    The required annual principal repayments for the next five years, as of December 31, 2001 and after giving effect to the new revolving credit facility described below, are as follows:

                                                                           AS OF             AFTER GIVING EFFECT TO
                                                                        DECEMBER 31,          NEW REVOLVING CREDIT
                                                                            2001                    FACILITY
                                                                  ---------------------------------------------------
                                                                                    (IN THOUSANDS)
                                                                  ---------------------------------------------------
       2002.....................................................         $ 5,530                    $5,530
       2003.....................................................              30                        30
       2004.....................................................          68,614                        30
       2005.....................................................              30                        30
       2006.....................................................               6                         6

New Revolving Credit Facility

     In March 2002, WESCO Distribution entered into a $290 million revolving credit agreement that is secured by substantially all inventory owned by WESCO and also by the accounts receivable of WESCO Canada. Availability under the agreement, which matures in 2007, is based on the amount of eligible inventory and Canadian receivables applied against certain advance rates. Proceeds from this agreement were used to retire WESCO's existing revolving credit facility. Future proceeds from this facility can be used for general corporate purposes including acquisitions, share repurchases, and bond redemptions. Interest on this facility will be determined by LIBOR plus a margin that will range between 200 basis points to 275 basis points depending upon the amount of excess availability under the facility. As long as the average daily excess availability for both the preceding and projected succeeding 90 day period is greater than $50 million, then WESCO would be permitted to make acquisitions and repurchase outstanding public stock and bonds.

     The above permitted transactions would also be allowed if such excess availability is between $25 million and $50 million and WESCO's fixed charge coverage ratio, as defined by the agreement, is at least 1.25 to 1.0 after taking into consideration the permitted transaction. Additionally, if WESCO's excess availability under the agreement is less than $50 million, then WESCO must maintain a fixed charge coverage ratio of 1.1 to 1.0. At the date of inception, WESCO was in compliance with all covenants of the new credit facility.

Former Revolving Credit Facility

     In June 1999, WESCO Distribution entered into a revolving credit facility with a syndicate of financial institutions. At December 31, 2001, the revolving credit facility, which matures in June 2004, consisted of up to $228 million of revolving loans denominated in U.S. dollars and a Canadian sublimit totaling US$35 million. Borrowings under the revolving credit facility are collateralized by substantially all of the assets of WESCO Distribution other than real property and the accounts receivable sold under the receivables facility, and are guaranteed by WESCO International and certain subsidiaries.

     The LIBOR borrowing margins applicable to advances under the revolving credit facility range from 150 to 250 basis points, depending upon our leverage ratio. This facility also had various restrictive covenants including financial ratios. WESCO was in compliance with all such covenants as of December 31, 2001.

Debt Offering

     In August 2001, WESCO completed an offering of $100 million in aggregate principal amount of senior subordinated notes due 2008. The notes were issued with an issue price of 90.142%. The net proceeds received by the Company from the offering were approximately $87.6 million after deducting the initial purchasers' discount and before offering expenses. The net proceeds were used to repay a portion of the outstanding indebtedness of the Company under its then existing revolving credit facility.

Interest Rate Swap Agreements

    During September and October of 2001, WESCO entered into four separate fixed-to-floating interest rate swap agreements, each with a notional amount of $25 million. These agreements have six-year terms expiring concurrently with the 9.13% senior subordinated notes with the intent of converting $100 million of the senior subordinated notes from a fixed to floating rate facility. Pursuant to these agreements, WESCO will receive fixed interest payments at the rate of 9.13% and will pay interest at three month LIBOR plus a premium. The LIBOR rates in the agreements are reset quarterly. In 2001, the agreements had the effect of reducing the interest rate on $100 million of the senior notes from 9.13% to 6.29%.

    WESCO entered into interest rate swap agreements as a means to hedge its interest rate exposure and maintain certain amounts of variable rate and fixed rate debt. Since the swaps have been designated as hedging instruments, their fair values are reflected in the Company's Consolidated Balance Sheets. Net amounts to be received or paid under the swap agreements are reflected as adjustments to interest expense.

Accounts Receivable Securitization Program

    WESCO maintains a Receivables Facility with a group of financial institutions with a purchase commitment up to $396 million. Under the Receivables Facility, WESCO sells, on a continuous basis, to WESCO Receivables Corporation, a wholly-owned SPC, an undivided interest in all domestic accounts receivable. The SPC sells without recourse to a third-party conduit, all the eligible receivables while maintaining a subordinated interest, in the form of overcollateralization, in a portion of the receivables. WESCO has agreed to continue servicing the sold receivables for the financial institution at market rates; accordingly, no servicing asset or liability has been recorded. See Note 5 of the Notes to Consolidated Financial Statements.

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

Share Repurchase Program

    In May 2000, WESCO International's board of directors authorized an additional $25 million to be added to its existing $25 million share repurchase program which was authorized in November 1999. As of December 31, 2001, WESCO International had purchased approximately 3.9 million shares for approximately $32.8 million pursuant to this program. On August 3, 2001, WESCO Distribution entered into an amendment to its former revolving credit facility, which, among other things, prohibited WESCO International from purchasing its shares of common stock. Subsequently, as mentioned above, WESCO entered into a new revolving credit facility that allows WESCO International to purchase shares of its common stock assuming certain financial ratios are met.

    An analysis of cash flows for 2001 and 2000 follows:

    Operating Activities. Cash provided by operating activities totaled $161.1 million for the year ended December 31, 2001, compared to $46.9 million a year ago. Cash provided by operations in 2001 includes $45.0 million used by our accounts receivable securitization program. Cash provided by operations in 2000 includes $40.0 million from the sale of accounts receivable in connection with the accounts receivable securitization program. Excluding these transactions, operating activities provided $206.1 million in 2001 and $6.9 million in 2000. On this basis, the year-to-year increase in operating cash flow of $199.2 million was primarily due to an improvement in working capital.

    Investing Activities. Net cash used in investing activities was $69.2 million in 2001, compared to $60.7 million in 2000. Cash used for investing activities was higher in 2001 primarily due to amounts invested in business acquisitions, partially offset by reduced capital expenditures in 2001. Capital expenditures in 2001 were $13.8 million compared to $21.6 million in 2000 and were for computer equipment and software, and branch and distribution center facility improvements.

    Financing Activities. Cash used by financing activities was $38.0 million in 2001 which was primarily due to net debt repayments of $37.2 million. Cash provided by financing activities was $26.0 million in 2000 which was primarily due to net borrowings of $53.3 million, partially offset by the Company's share purchase program.

    The following summarizes WESCO's contractual obligations at December 31, 2001, and the effect such obligations are expected to have on its liquidity and cash flow in future periods.


Contractual Cash Obligations and Other Commercial Commitments

                                                                                  (IN MILLIONS)
                                                            ---------------------------------------------------------
                                                                                    2003 to    2005 to     AFTER
                                                              TOTAL       2002        2004       2006      2006
                                                            ---------------------------------------------------------

Contractual Cash Obligations:
Revolving credit facility...........................         $   68.6      $  --      $ 68.6      $ --     $   --
Senior subordinated notes...........................            400.0         --          --        --      400.0
Non-cancelable operating leases.....................             92.6       25.5        34.5      17.0       15.6
Other long-term obligations.........................             15.6       15.5         0.1        --         --
                                                            ---------------------------------------------------------
Total Contractual Cash Obligations..................         $  576.8      $41.0      $103.2     $17.0     $415.6
                                                            =========================================================

                                                                                  (IN MILLIONS)
                                                            ---------------------------------------------------------
                                                                                    2003 to    2005 to     AFTER
                                                              TOTAL       2002        2004       2006      2006
                                                            ---------------------------------------------------------

Other Commercial Commitments:
Letters of Credit ..................................             $1.0      $ 1.0      $ --        $ --     $   --

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

    In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 141, all business combinations are accounted for under the purchase method. Under SFAS No. 142, goodwill will no longer be amortized, but will be reduced only if it is found to be impaired. Goodwill would be tested for impairment annually or more frequently when events or circumstances occur indicating that goodwill might be impaired. A fair-value based impairment test would be used to measure goodwill for impairment. As goodwill is measured as a residual amount in an acquisition, it is not possible to directly measure the fair value of goodwill. Under this statement, the net assets of a reporting unit are subtracted from the fair value of that reporting unit to determine the implied fair value of goodwill. An impairment loss would be recognized to the extent the carrying amount of goodwill exceeds the implied fair value. The provisions of this statement are effective for all business combinations completed after July 1, 2001 and fiscal years beginning after December 15, 2001 for existing goodwill. As required by this statement, management is currently evaluating its goodwill for impairment and has not yet completed its analysis. Management believes the adoption of this standard will have a material non-cash impact on WESCO's results of operations due to goodwill no longer being amortized. Goodwill amortization was $11.9 million in 2001.

   In June 2001, the FASB issued SFAS No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets". This statement, is required to be adopted by WESCO January 1, 2003, although earlier adoption is permitted. The objectives of SFAS No. 143 are to establish accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It applies to legal obligations that result from the acquisition, construction, development, or the normal operation of a long-lived asset, excluding certain obligations of leases. Management believes the adoption of this standard will not have a material impact on the results of operations or financial position of WESCO.

   In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes SFAS No. 121. This statement retains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and measurement of long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. This statement was adopted by WESCO as of January 1, 2002. The adoption of this statement did not have a material impact on the results of operations or financial position of WESCO.


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

INTEREST RATE RISKS

     WESCO's indebtedness as of December 31, 2001 is comprised of $68.6 million of variable-rate borrowings outstanding under its revolving credit facility and $383.4 million of fixed-rate borrowings. Interest cost under the revolving credit facility is based on various indices plus a borrowing margin.

     In September and October of 2001, WESCO entered into several fixed-to-floating interest rate swap agreements with an aggregate notional amount of $100 million. Under the terms of these agreements, WESCO pays interest on the notional amount of the swap at LIBOR plus a premium and receives fixed payments at the rate of 9 1/8%. The LIBOR rates in the agreements are reset quarterly. At December 31, 2001 the net fair value of interest-rate-related derivatives designated as fair value hedges of debt was $3.2 million. These interest rate swap agreements reduced interest expense by approximately $0.6 million in 2001.

     At December 31, 2001, we had approximately $169 million of variable rate debt. A hypothetical 10% change in interest rates based on these variable-rate borrowing levels would result in a $0.6 million increase or decrease in interest expense.


ITEM 8.  FINANCIAL STATEMENTS

    The information required by this item is set forth in the Company's Consolidated Financial Statements contained in this Annual Report on Form 10-K. Specific financial statements can be found at the pages listed below:

WESCO International, Inc.                                                                                   PAGE
                                                                                                           -------

   Report of Independent Accountants.....................................................................    36
   Consolidated Balance Sheets as of December 31, 2001 and 2000..........................................    37
   Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999............    38
   Consolidated Statements of Stockholders' Equity and Redeemable Common Stock
     for the years ended December 31, 2001, 2000 and 1999................................................    39
   Consolidated Statements of Cash Flows for the years ended
     December 31, 2001, 2000 and 1999....................................................................    40
   Notes to Consolidated Financial Statements............................................................    41

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

    None.

                                    PART III

ITEMS 10 THROUGH 13.

In accordance with the provisions of General Instruction G to Form 10-K, the information required by Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management) and Item 13 (Certain Relationships and Related Transactions) is incorporated herein by reference to the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 22, 2002. The definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2001. Information relating to the executive officers of the Company is set forth in
Part I of this Annual Report on Form 10-K.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    The financial statements, financial statement schedules and exhibits listed below are filed as part of this annual report:

(a)(1)     FINANCIAL STATEMENTS
           --------------------
           The list of financial statements required by this item is set forth in Item 8 "Financial Statements and Supplementary Data" and is incorporated herein by reference.

(2)        FINANCIAL STATEMENT SCHEDULES
           -----------------------------
           Report of Independent Accountants
           Schedule II - Valuation and Qualifying Accounts

(b)        REPORTS ON FORM 8-K
           --------------------
           None

(c)        EXHIBITS
           --------



                                                                              PRIOR FILING OR
 EXHIBIT NO.    DESCRIPTION OF EXHIBIT                                        SEQUENTIAL PAGE NUMBER
-------------------------------------------------------------------------------------------------------------------
     2.1        Recapitalization Agreement, dated as of March 27, 1998,       Incorporated by reference to Exhibit
                among Thor Acquisitions L.L.C., WESCO International, Inc.     2.1 to WESCO's Registration Statement
                (formerly known as CDW Holding Corporation) and certain       on Form S-4 (No. 333-43225)
                securityholders of WESCO International, Inc.

     2.2        Purchase Agreement, dated as of May 29, 1998, among WESCO     Incorporated by reference to Exhibit
                International, Inc., WESCO Distribution, Inc., Chase          2.2 to WESCO's Registration Statement
                Securities Inc. and Lehman Brothers, Inc.                     on Form S-4 (No. 333-43225)

     2.3        Asset Purchase Agreement, dated as of September 11, 1998,     Incorporated by reference to Exhibit
                among Bruckner Supply Company, Inc. and WESCO Distribution,   2.01 to WESCO's Current Report on
                Inc.                                                          Form 8-K, dated September 11, 1998

     2.4        Purchase Agreement, dated August 16, 2001, among WESCO        Incorporated by reference to Exhibit
                International, Inc., WESCO Distribution, Inc. and the         2.4 to WESCO's Registration Statement
                Initial Purchasers listed therein.                            on Form S-4 (No. 333-70404)

     3.1        Restated Certificate of Incorporation of WESCO                Incorporated by reference to Exhibit
                International, Inc.                                           3.1 to WESCO's Registration Statement
                                                                              on Form S-4 (No. 333-70404)


                                                                              PRIOR FILING OR
 EXHIBIT NO.    DESCRIPTION OF EXHIBIT                                        SEQUENTIAL PAGE NUMBER
-------------------------------------------------------------------------------------------------------------------
     3.2        By-Laws of WESCO International, Inc.                          Incorporated by reference to Exhibit
                                                                              3.2 to WESCO's Registration Statement
                                                                              on Form S-4 (No. 333-70404)

     4.1        Indenture, dated as of June 5, 1998, among WESCO              Incorporated by reference herein to
                International, Inc., WESCO Distribution, Inc. and Bank One,   Exhibit 4.1 to WESCO's Registration
                N.A.                                                          Statement on Form S-4 (No. 333-43225)

     4.2        Form of 9 1/8% Senior Subordinated Note Due 2008, Series A    Incorporated by reference herein to
                (included in Exhibit 4.1).                                    Exhibit 4.2 to WESCO's Registration
                                                                              Statement on Form S-4 (No. 333-43225)

     4.3        Form of 9 1/8% Senior Subordinated Note Due 2008, Series B    Incorporated by reference herein to
                (included in Exhibit 4.1).                                    Exhibit 4.3 to WESCO's Registration
                                                                              Statement on Form S-4 (No. 333-43225)

     4.4        Exchange and Registration Rights Agreement, dated as of       Incorporated by reference herein to
                June 5, 1998, among the Company, WESCO International, Inc.    Exhibit 4.4 to WESCO's Registration
                and the Initial Purchasers (as defined therein).              Statement on Form S-4 (No. 333-43225)


     4.5        Exchange and Registration Rights Agreement, dated as of       Incorporated by reference herein to
                June 5, 1998, among WESCO International, Inc. and the         Exhibit 4.8 to WESCO's Registration
                initial purchasers (as defined therein).                      Statement on Form S-4 (No. 333-43225)


     4.6        Indenture, dated as of August 23, 2001, among WESCO           Incorporated by reference to Exhibit
                International, Inc., WESCO Distribution, Inc. and Bank One    4.6 to WESCO's Registration Statement
                N.A.                                                          on Form S-4 (No. 333-70404)

     4.7        Exchange and Registration Rights Agreement, dated August      Incorporated by reference to Exhibit
                23, 2001, among WESCO International, Inc., WESCO              4.7 to WESCO's Registration Statement
                Distribution, Inc. and the initial purchasers listed          on Form S-4 (No. 333-70404)
                therein.

     4.8        Form of 9 1/8% Original Senior Subordinated Note Due 2008     Incorporated by reference to Exhibit
                (included in Exhibit 4.6).                                    4.8 to WESCO's Registration Statement
                                                                              on Form S-4 (No. 333-70404)

     4.9        Form of 9 1/8% Exchange Senior Subordinated Note Due 2008     Incorporated by reference to Exhibit
                (included in Exhibit 4.6).                                    4.9 to WESCO's Registration Statement
                                                                              on Form S-4 (No. 333-70404)

     10.1       CDW Holding Corporation Stock Purchase Plan.                  Incorporated by reference herein to
                                                                              Exhibit 10.1 to WESCO's Registration
                                                                              Statement on Form S-4 (No. 333-43225)

     10.2       Form of Stock Subscription Agreement.                         Incorporated by reference herein to
                                                                              Exhibit 10.2 to WESCO's Registration
                                                                              Statement on Form S-4 (No. 333-43225)

     10.3       CDW Holding Corporation Stock Option Plan.                    Incorporated by reference herein to
                                                                              Exhibit 10.3 to WESCO's Registration
                                                                              Statement on Form S-4 (No. 333-43225)

     10.4       Form of Stock Option Agreement.                               Incorporated by reference herein to
                                                                              Exhibit 10.4 to WESCO's Registration
                                                                              Statement on Form S-4 (No. 333-43225)


                                                                              PRIOR FILING OR
 EXHIBIT NO.    DESCRIPTION OF EXHIBIT                                        SEQUENTIAL PAGE NUMBER
-------------------------------------------------------------------------------------------------------------------

     10.5       CDW Holding Corporation Stock Option Plan for Branch          Incorporated by reference herein to
                Employees.                                                    Exhibit 10.5 to WESCO's Registration
                                                                              Statement on Form S-4 (No. 333-43225)

     10.6       Form of Branch Stock Option Agreement.                        Incorporated by reference herein to
                                                                              Exhibit 10.6 to WESCO's Registration
                                                                              Statement on Form S-4 (No. 333-43225)

     10.7       Non-Competition Agreement, dated as of February 28, 1996,     Incorporated by reference herein to
                between Westinghouse, WESCO International, Inc. and WESCO     Exhibit 10.8 to WESCO's Registration
                Distribution, Inc.                                            Statement on Form S-4 (No. 333-43225)

     10.8       Lease, dated as of May 24, 1995, as amended by Amendment      Incorporated by reference herein to
                One, dated as of June 1995, and by Amendment Two, dated as    Exhibit 10.10 to WESCO's Registration
                of December 24, 1995, by and between WESCO Distribution,      Statement on Form S-4 (No. 333-43225)
                Inc. as Tenant and Opal Investors, L.P. and Mural GEM
                Investors as Landlord.

     10.9       Lease, dated as of April 1, 1992, as renewed by Letter of     Incorporated by reference herein to
                Notice of Intent to Renew, dated as of December 13, 1996,     Exhibit 10.11 to WESCO's Registration
                by and between the Company as successor in interest to        Statement on Form S-4 (No. 333-43225)
                Westinghouse Electric Corporation as tenant and Utah
                State Retirement Fund as Landlord.

    10.10       Lease, dated as of September 4, 1997, between WESCO           Incorporated by reference herein to
                Distribution, Inc. as Tenant and The Buncher Company as       Exhibit 10.12 to WESCO's Registration
                Landlord.                                                     Statement on Form S-4 (No. 333-43225)

    10.11       Lease, dated as of March 1995, by and between WESCO           Incorporated by reference herein to
                Distribution-Canada, Inc. as Tenant and Atlantic              Exhibit 10.13 to WESCO's Registration
                Construction, Inc. as Landlord.                               Statement on Form S-4 (No. 333-43225)

    10.12       Amended and Restated Registration and Participation           Incorporated by reference herein to
                Agreement, dated as of June 5, 1998, among WESCO              Exhibit 10.19 to WESCO's Registration
                International, Inc. and certain securityholders of WESCO      Statement on Form S-4 (No. 333-43225)
                International, Inc. named therein.

    10.13       Employment Agreement between WESCO Distribution, Inc. and     Incorporated by reference herein to
                Roy W. Haley.                                                 Exhibit 10.20 to WESCO's Registration
                                                                              Statement on Form S-4 (No. 333-43225)

    10.14       WESCO International, Inc. 1998 Stock Option Plan.             Incorporated by reference to Exhibit
                                                                              10.1 to WESCO's Quarterly Report on
                                                                              Form 10-Q for the quarter ended
                                                                              September 30, 1998

    10.15       Form of Management Stock Option Agreement.                    Incorporated by reference to Exhibit
                                                                              10.2 to WESCO's Quarterly Report on
                                                                              Form 10-Q for the quarter ended
                                                                              September 30, 1998

    10.16       1999 Deferred Compensation Plan for Non-Employee Directors.   Incorporated by reference to Exhibit
                                                                              10.22 to WESCO's Annual Report on
                                                                              Form 10-K for the year ended December
                                                                              31, 1998

    10.17       Credit Agreement, dated as of June 29, 1999, among WESCO      Incorporated by reference to Exhibit
                Distribution Inc., WESCO Distribution-Canada, Inc., WESCO     10.1 to WESCO's Quarterly Report on
                International, Inc. and the Lenders identified therein.       Form 10-Q for the quarter ended June
                                                                              30, 1999

                                                                              PRIOR FILING OR
 EXHIBIT NO.    DESCRIPTION OF EXHIBIT                                        SEQUENTIAL PAGE NUMBER
-------------------------------------------------------------------------------------------------------------------
    10.18       Amendment, dated as of December 20, 2000, to the Credit       Incorporated by reference to Exhibit
                Agreement, dated as of June 29, 1999, among WESCO             10.24 to WESCO's Annual Report on
                Distribution, Inc., WESCO Distribution-Canada, Inc., WESCO    Form 10-K for the year ended December
                International, Inc. and the Lenders identified therein.       31, 2000

    10.19       Amendment, dated as of August 3, 2001, to the Credit          Incorporated by reference to Exhibit
                Agreement, dated as of June 29, 1999, among WESCO             10.19 to WESCO's Registration
                Distribution, Inc., WESCO Distribution-Canada, Inc., WESCO    Statement on Form S-4 (No. 333-70404)
                International, Inc. and the Lenders identified therein.

    10.20       Credit Agreement, dated as of March 19, 2002, among WESCO     Filed herewith
                Distribution Inc., the other Credit Parties signatory
                thereto, General Electric Capital Corporation, The CIT
                Group/Business Credit, Inc., Fleet Capital Corporation and
                the other Lenders signatory thereto.

    10.21       Intercreditor Agreement, dated as of March 19, 2002, among    Filed herewith
                PNC Bank, National Association, General Electric Capital
                Corporation, WESCO Receivables Corp., WESCO Distribution,
                Inc., Fifth Third Bank, N.A., Mellon Bank, N.A., The Bank
                of Nova Scotia, Herning Enterprises, Inc. and WESCO Equity
                Corporation.

    10.22       Receivables Purchase Agreement, dated as of June 30, 1999,    Incorporated by reference to Exhibit
                among WESCO Receivables Corp., WESCO Distribution, Inc.,      10.2 to WESCO's Quarterly Report on
                Market Street Capital Corp. and PNC Bank, National            Form 10-Q for the quarter ended June
                Association.                                                  30, 1999

    10.23       Amended and Restated Receivables Purchase Agreement, dated    Incorporated by reference to Exhibit
                as of September 28, 1999, among WESCO Receivables Corp.,      10.1 to WESCO's Quarterly Report on
                WESCO Distribution, Inc. and PNC Bank, National               Form 10-Q for the quarter ended
                Association.                                                  September 30, 1999

    10.24       1999 Long-Term Incentive Plan.                                Incorporated by reference to Exhibit
                                                                              10.22 to WESCO's Registration
                                                                              Statement on Form S-1 (No. 333-73299)

     21.1       Subsidiaries of WESCO.                                        Incorporated by reference to Exhibit
                                                                              21.1 to WESCO's Registration
                                                                              Statement on Form S-4 (No. 333-70404)

     23.1       Consent of PricewaterhouseCoopers LLP, Independent            Filed herewith
                Accountants.

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

                                      WESCO INTERNATIONAL, INC.

                                      By:    /s/ ROY W. HALEY
                                         -----------------------
                                         Name: Roy W. Haley
                                         Title: Chairman of the Board and
                                                Chief Executive Officer
                                         Date:  March 29, 2002


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                                     TITLE                                     DATE
-------------------------------------------------------------------------------------------------------------------

/s/ ROY W. HALEY                   Chairman and Chief Executive Officer (Principal Executive       March 29, 2002
---------------------------------- Officer)
Roy W. Haley

/s/ STEPHEN A. VAN OSS             Vice President, Chief Financial Officer (Principal              March 29, 2002
----------------------------------    Financial and Accounting Officer)
Stephen A. Van Oss

/s/ JAMES L. SINGLETON             Director                                                        March 29, 2002
----------------------------------
James L. Singleton

/s/ JAMES A. STERN                 Director                                                        March 29, 2002
----------------------------------
James A. Stern

/s/ MICHAEL J. CHESHIRE            Director                                                        March 29, 2002
----------------------------------
Michael J. Cheshire

/s/ ROBERT J. TARR, JR.            Director                                                        March 29, 2002
----------------------------------
Robert J. Tarr, Jr.

/s/ KENNETH L. WAY                 Director                                                        March 29, 2002
----------------------------------
Kenneth L. Way

/s/ GEORGE  L. MILES, JR.          Director                                                        March 29, 2002
----------------------------------
George L. Miles, Jr.

/s/ ROBERT Q. BRUHL                Director                                                        March 29, 2002
----------------------------------
Robert Q. Bruhl

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                PAGE
                                                                                                               -------
   Report of Independent Accountants...................................................................          36
   Consolidated Balance Sheets as of December 31, 2001 and 2000........................................          37
   Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999..........          38
   Consolidated Statements of Stockholders' Equity and Redeemable Common Stock for the years ended
     December 31, 2001, 2000 and 1999..................................................................          39
   Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999..........          40
   Notes to Consolidated Financial Statements..........................................................          41

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of WESCO International, Inc.:

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and redeemable common stock and cash flows present fairly, in all material respects, the financial position of WESCO International, Inc. and its subsidiaries (collectively, "WESCO") at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of WESCO's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



Pittsburgh, Pennsylvania                         /s/ PricewaterhouseCoopers LLP
February 12, 2002, except for Note 20
as to which the date is March 19, 2002

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                                   DECEMBER 31
                                                                                       -------------------------------
                                                                                             2001             2000
                                                                                       -------------------------------
                                                                                           (DOLLARS IN THOUSANDS,
                                                                                             EXCEPT SHARE DATA)
                                       ASSETS
CURRENT ASSETS:
     Cash and cash equivalents...............................................           $   75,057      $   21,079
     Trade accounts receivable, net of allowance for doubtful accounts of
       $11,816 and $9,794 in 2001 and 2000, respectively (NOTE 5)............              217,920         259,988
     Other accounts receivable...............................................               26,413          31,365
     Inventories, net........................................................              380,022         421,083
     Income taxes receivable.................................................                3,643           2,374
     Prepaid expenses and other current assets...............................                6,639           5,602
     Deferred income taxes (NOTE  11)........................................                8,341          14,157
                                                                                       -------------------------------
         Total current assets................................................              718,035         755,648
Property, buildings and equipment, net (NOTE 8)..............................              120,599         123,477
Goodwill, net of accumulated amortization of $39,851 and $27,959 in 2001 and
   2000, respectively (NOTE 6)...............................................              311,073         274,862
Other assets.................................................................                8,251           7,469
                                                                                       -------------------------------
         Total assets........................................................           $1,157,958      $1,161,456
                                                                                       ===============================

                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable........................................................           $  469,107      $  460,535
     Accrued payroll and benefit costs.......................................               16,480          27,027
     Current portion of long-term debt.......................................                5,530             585
     Other current liabilities...............................................               38,362          37,672
                                                                                       -------------------------------
         Total current liabilities...........................................              529,479         525,819
Long-term debt (NOTE 9)......................................................              446,436         482,740
Other noncurrent liabilities.................................................               10,086           6,823
Deferred income taxes (NOTE 11)..............................................               27,306          21,087
                                                                                       -------------------------------
         Total liabilities...................................................            1,013,307       1,036,469

Commitments and contingencies (NOTE 15)


STOCKHOLDERS' EQUITY (NOTES 3 AND 10):
     Preferred stock, $.01 par value; 20,000,000 shares authorized, no shares
       issued or outstanding.................................................  .                --              --
     Common stock, $.01 par value; 210,000,000 shares authorized, 44,269,810
       and 44,093,664  shares issued in 2001 and 2000, respectively..........  .               443             441
     Class B nonvoting convertible common stock, $.01 par value; 20,000,000
       shares authorized, 4,653,131 issued in 2001 and 2000..................                   46              46
     Additional capital......................................................              569,997         569,288
     Retained earnings (deficit).............................................             (389,919)       (410,144)
     Treasury stock, at cost; 4,032,648 and 3,976,897 shares in 2001 and
       2000, respectively....................................................              (33,852)        (33,406)
     Accumulated other comprehensive income (loss)...........................               (2,064)         (1,238)
                                                                                       -------------------------------
         Total stockholders' equity..........................................              144,651         124,987
                                                                                       -------------------------------
         Total liabilities and stockholders' equity..........................           $1,157,958      $1,161,456
                                                                                       ===============================

   The accompanying notes are an integral part of the consolidated financial statements.

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                YEAR ENDED DECEMBER 31
                                                                  ---------------------------------------------------
                                                                         2001              2000             1999
                                                                  ---------------------------------------------------
                                                                          (IN THOUSANDS, EXCEPT SHARE DATA)

Net sales....................................................      $3,658,033        $3,881,096       $3,423,858
Cost of goods sold...........................................       3,014,520         3,196,952        2,807,240
                                                                  ---------------------------------------------------
   Gross profit..............................................         643,513           684,144          616,618

Selling, general and administrative expenses.................         517,156           524,309          471,275
Depreciation and amortization................................          30,972            24,993           20,350
Restructuring charge (NOTE 4) ...............................              --             9,404               --
                                                                  ---------------------------------------------------
   Income from operations....................................          95,385           125,438          124,993

Interest expense, net........................................          45,140            43,780           46,968
Other expenses (NOTE 5)......................................          16,877            24,945           19,547
                                                                  ---------------------------------------------------
   Income before income taxes and extraordinary item.........          33,368            56,713           58,478

Provision for income taxes (NOTE 11).........................          13,143            23,275           23,333
                                                                  ---------------------------------------------------
   Income before extraordinary item..........................          20,225            33,438           35,145

Extraordinary item, net of tax benefit of $6,711 ............              --                --          (10,507)
                                                                  ---------------------------------------------------

   Net income ...............................................      $   20,225        $   33,438      $    24,638
                                                                  ===================================================

Earnings per share (NOTE 12) Basic:
   Income before extraordinary item..........................           $0.45             $0.74            $0.82
   Extraordinary item........................................              --             --               (0.25)
                                                                  ---------------------------------------------------
   Net income ...............................................           $0.45             $0.74            $0.57
                                                                  ===================================================

Diluted:
   Income before extraordinary item..........................           $0.43             $0.70            $0.75
   Extraordinary item........................................              --             --               (0.22)
                                                                  ---------------------------------------------------
   Net income ...............................................           $0.43             $0.70            $0.53
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

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                           AND REDEEMABLE COMMON STOCK



                                                                                                  ACCUMULATED
                                                       CLASS B             RETAINED                  OTHER      REDEEMABLE
                           COMPREHENSIVE   COMMON      COMMON   ADDITIONAL EARNINGS    TREASURY   COMPREHENSIVE   COMMON
                               INCOME      STOCK       STOCK     CAPITAL   (DEFICIT)    STOCK     INCOME (LOSS)   STOCK
                             -----------------------------------------------------------------------------------------------
                                                                   (IN THOUSANDS)
                                           ---------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1998...                $252       $46     $326,783   $(468,220)  $       --    $(1,422)    $21,506
Issuance of common stock.....                 112                186,662
Termination of redemption
     rights..................                  49                 21,457                                         (21,506)
Conversion of convertible
     notes...................                  17                 29,574
Repurchase of common stock...                                                              (4,756)
Exercise of stock options,
     including tax benefit...                   3                  1,421                      (34)
Net income ..................   $24,638                                       24,638
Translation adjustment.......       723                                                                  723
                               -----------
Comprehensive income.........   $25,361
                               ===========----------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999...                 433        46      565,897    (443,582)      (4,790)      (699)         --
Repurchase of common stock ..                                                             (28,064)
Exercise of stock options,
     including tax benefit...                   8                  3,391                     (552)
Net income ..................   $33,438                                       33,438
Translation adjustment.......      (539)                                                                (539)
                               -----------
Comprehensive income.........   $32,899
                               ===========----------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000...                 441        46      569,288    (410,144)     (33,406)    (1,238)         --
                                           ---------------------------------------------------------------------------------
Exercise of stock options,
     including tax benefit,
     net.....................                   2                    709                     (446)
Net income ..................   $20,225                                       20,225
Translation adjustment.......      (826)                                                                (826)
                               -----------
Comprehensive income.........   $19,399
                               ===========----------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2001...                $443       $46     $569,997   $(389,919)  $  (33,852)   $(2,064)    $    --
                                           =================================================================================



   The accompanying notes are an integral part of the consolidated financial statements.

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    YEAR ENDED DECEMBER 31
                                                                          --------------------------------------------
                                                                              2001           2000           1999
                                                                          --------------------------------------------
                                                                                        (IN THOUSANDS)
OPERATING ACTIVITIES:
Net income .....................................................             $20,225        $33,438        $24,638
Adjustments to reconcile net income to net cash provided
   by operating activities:
   Restructuring charge.........................................                  --          9,404             --
   Extraordinary item, net of tax benefits......................                  --             --         10,507
   Depreciation and amortization................................              30,972         24,993         20,350
   Accretion of original issue and amortization of purchase
     discounts..................................................               1,799          1,147          4,441
   Amortization of debt issuance and interest rate cap costs ...               1,168            608          1,153
   (Gain) loss on sale of property, buildings and equipment.....                (520)          (841)           314
   Deferred income taxes........................................              12,035          2,260         13,367
   Changes in assets and liabilities, excluding the effects of acquisitions:
     Change in receivables facility.............................             (45,000)        40,000         60,000
     Trade and other receivables................................             106,072        (97,570)       (66,725)
     Inventories................................................              48,511        (16,047)       (44,964)
     Prepaid expenses and other current assets..................              (1,642)        (1,609)         3,660
     Other assets...............................................                (836)           (99)           417
     Accounts payable...........................................               3,402         39,345         41,788
     Accrued payroll and benefit costs..........................             (10,547)         8,488         (1,443)
     Other current and noncurrent liabilities...................              (4,547)         3,394         (1,147)
                                                                          --------------------------------------------
         Net cash provided by operating activities..............             161,092         46,911         66,356
INVESTING ACTIVITIES:
Capital expenditures............................................             (13,820)       (21,552)       (21,230)
Proceeds from the sale of property, buildings and equipment.....                 933          1,543            650
Receipts from affiliate.........................................                  --            224          8,667
Acquisitions, net of cash acquired .............................             (56,269)       (40,904)       (59,983)
                                                                          --------------------------------------------
         Net cash used by investing activities..................             (69,156)       (60,689)       (71,896)
FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt........................             766,363        724,038        683,772
Repayments of long-term debt....................................            (803,548)      (670,734)      (858,072)
Debt issuance costs.............................................              (1,262)          (475)        (2,160)
Proceeds from issuance of common stock, net of offering
       costs, and exercise of options ..........................                 489          1,273        187,482
Repurchase of common stock......................................                  --        (28,064)        (4,756)
                                                                          --------------------------------------------
         Net cash (used) provided  by financing activities......             (37,958)        26,038          6,266
                                                                          --------------------------------------------
Net change in cash and cash equivalents.........................              53,978         12,260            726
Cash and cash equivalents at the beginning of period............              21,079          8,819          8,093
                                                                          --------------------------------------------
Cash and cash equivalents at the end of period..................             $75,057        $21,079         $8,819
                                                                          ============================================

   The accompanying notes are an integral part of the consolidated financial statements.

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION

    WESCO International, Inc. and its subsidiaries (collectively, "WESCO"), headquartered in Pittsburgh, Pennsylvania, is a full-line distributor of electrical supplies and equipment and is a provider of integrated supply procurement services. WESCO currently operates over 350 branch locations and five distribution centers in the United States, Canada, Mexico, Puerto Rico, Guam, the United Kingdom, Nigeria, Singapore and Venezuela.

     On June 5, 1998, WESCO repurchased and retired all of the common stock of WESCO principally held by non-management shareholders for $10.75 per share for net consideration of approximately $653.5 million. In addition, WESCO repaid approximately $379.1 million of then outstanding indebtedness, and sold 29,604,351 shares of common stock to an investor group led by affiliates of the Cypress Group LLC ("Cypress") representing approximately 88.7% of WESCO at that time for an aggregate cash consideration of $318.1 million. Existing management retained approximately an 11.3% interest in WESCO immediately following the transaction. WESCO funded the equity consideration and the repayment of indebtedness from proceeds of the cash equity contribution, issuance of approximately $351 million of senior subordinated and senior discount notes, a $170 million credit facility and the sale of approximately $250 million of accounts receivable. Given the 11.3% retained ownership, the transaction was treated as a recapitalization for financial reporting purposes and, accordingly, the historical bases of WESCO's assets and liabilities were not affected.


2.  ACCOUNTING POLICIES

    Basis of Presentation

    The consolidated financial statements include the accounts of WESCO International, Inc. and all of its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

    Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. Although these estimates are based on management's best knowledge of current events and actions the Company may undertake in the future, actual results may ultimately differ from the estimates.

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

    Asset Securitization

    WESCO accounts for the securitization of accounts receivable in accordance with Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." At the time the receivables are sold the balances are removed from the balance sheet.

SFAS No. 140 also requires retained interests in the transferred assets to be measured by allocating the previous carrying amount between the assets sold and retained interests based on their relative fair values at the date of transfer. The Company estimates fair value based on the present value of expected future cash flows discounted at a rate commensurate with the risks involved.

    Inventories

    Inventories primarily consist of merchandise purchased for resale and are stated at the lower of cost or market. Cost is determined principally under the average cost method. The Company makes provisions for obsolete or slow-moving inventories as necessary to properly reflect inventory value. Reserves for excess and obsolete inventories were $16.8 million and $18.7 million at December 31, 2001 and 2000, respectively.

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

    Intangible Assets

    Goodwill arising from acquisitions and other intangible assets are amortized on a straight-line basis over periods ranging from 25 to 35 years. The carrying values of individual components of intangible assets are regularly reviewed by evaluating the estimated future undiscounted cash flows to determine recoverability of the assets. Any decrease in value is recognized on a current basis. As discussed in Recent Accounting Pronouncements in this note, WESCO will adopt SFAS No. 141 and SFAS No. 142 effective January 1, 2002.

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

    Fair Value of Financial Instruments

    For certain of WESCO's financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, notes payable and short-term borrowings, accounts payable and other accrued liabilities, the carrying amounts approximate fair value due to their short maturities. The estimated fair value of WESCO's senior subordinated notes was $374.0 million at December 31, 2001, compared to a carrying value of $377.8 million. The estimated fair value of the debt is based primarily on quoted market prices, as well as borrowing rates currently available to WESCO for bank loans with similar terms and maturities.

    Interest Rate Swaps

    WESCO enters into interest rate swap agreements to reduce the exposure of its debt to interest rate risk and formally documents this strategy as part of its risk management program. Interest rate swaps are used to modify the market risk exposures for a portion of WESCO's debt to achieve LIBOR-based floating interest expense. The swap transactions generally involve the exchange of fixed for floating interest payment obligations and are accounted for as fair value hedges. The gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item, is recognized in earnings in the current period.

    WESCO estimates the fair value of derivatives based on quoted market prices or pricing models using current market rates, and records all derivatives on the balance sheet at fair value. At December 31, 2001, the net fair value of interest-rate-related derivatives designated as fair value hedges of debt was $3.2 million and is recorded in non-current liabilities. Cash flows from derivative instruments are presented in a manner consistent with the underlying transaction.

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

    In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 141, all business combinations are accounted for under the purchase method. Under SFAS No. 142, goodwill will no longer be amortized, but will be reduced only if it is found to be impaired. Goodwill would be tested for impairment annually or more frequently when events or circumstances occur indicating that goodwill might be impaired. A fair-value based impairment test would be used to measure goodwill for impairment. As goodwill is measured as a residual amount in an acquisition, it is not possible to directly measure the fair value of goodwill. Under this statement, the net assets of a reporting unit are subtracted from the fair value of that reporting unit to determine the implied fair value of goodwill. An impairment loss would be recognized to the extent the carrying amount of goodwill exceeds the implied fair value. The provisions of this statement are effective for all business combinations completed after July 1, 2001 and fiscal years beginning after December 15, 2001 for existing goodwill. As required by this statement, management is currently evaluating its goodwill for impairment and has not yet completed its analysis. Management believes the adoption of this standard will have a material non-cash impact on WESCO's results of operations due to goodwill no longer being amortized. Goodwill amortization was $11.9 million in 2001.


   In June 2001, the FASB issued SFAS No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets". This statement, is required to be adopted by WESCO January 1, 2003, although earlier adoption is permitted. The objectives of SFAS No. 143 are to establish accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It applies to legal obligations that result from the acquisition, construction, development, or the normal operation of a long-lived asset, excluding certain obligations of leases. Management believes the adoption of this standard will not have a material impact on the results of operations or financial position of WESCO.

   In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes SFAS No. 121. This statement retains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and measurement of long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. This statement was adopted by WESCO as of January 1, 2002. The adoption of this statement did not have a material impact on the results of operations or financial position of WESCO.



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


4.  RESTRUCTURING CHARGE

    In the fourth quarter of 2000, WESCO commenced certain programs to reduce costs, improve productivity and exit certain operations. Total costs under these programs were $9.4 million, and were comprised of $5.4 million related to the closure of fourteen branch operations in the United States, Canada and the Balkans, and $4.0 million related to the write-down of an investment in an affiliate. The $5.4 million charge related to the closure of fourteen branch operations is principally comprised of an inventory write-down of approximately $4.0 million and lease termination costs of approximately $1.0 million, the majority of which was paid in 2001. The $4.0 million investment write-down was a result of management's decision to no longer pursue its business strategy with an affiliate.


5.  ACCOUNTS RECEIVABLE SECURITIZATION

    In June 1999, WESCO and certain of its subsidiaries terminated its previous accounts receivable securitization program and entered into a new accounts receivable securitization program ("Receivables Facility"). Under the Receivables Facility, WESCO sells, on a continuous basis, to WESCO Receivables Corporation, a wholly-owned, special purpose company ("SPC"), an undivided interest in all domestic accounts receivable. The SPC sells without recourse to a third-party conduit all the eligible receivables while maintaining a subordinated interest, in the form of overcollateralization, in a portion of the receivables. WESCO has agreed to continue servicing the sold receivables for the financial institution at market rates; accordingly, no servicing asset or liability has been recorded.

    As of December 31, 2001 and 2000, securitized accounts receivable totaled approximately $398 million and $479 million, respectively, of which the subordinated retained interest was approximately $65 million and $101 million, respectively. Accordingly, approximately $333 million and $378 million of accounts receivable balances were removed from the consolidated balance sheets at December 31, 2001 and 2000, respectively. WESCO reduced its accounts receivable securitization program by $45.0 million in 2001. Net proceeds from the transactions totaled $40.0 million in 2000. Costs associated with the Receivables Facility totaled $16.9 million, $24.9 million and $19.5 million in 2001, 2000 and 1999, respectively. These amounts are recorded as other expenses in the consolidated statement of operations and are primarily related to the discount and loss on the sale of accounts receivables, partially offset by related servicing revenue.

    The key economic assumptions used to measure the retained interest at the date of the securitization for securitizations completed in 2001 were a discount rate of 3% and an estimated life of 1.5 months. At December 31, 2001, an immediate adverse change in the discount rate or estimated life of 10% and 20% would result in a reduction in the fair value of the retained interest of $0.1 million and $0.3 million, respectively. These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this example, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another.


6.  ACQUISITIONS

    In March 2001, WESCO acquired a distributor serving contractors who install gas, lighting and communication utility infrastructure. In 2000 and 1999, WESCO acquired three and four electrical distributors, respectively. Certain of the acquisitions also contain contingent consideration provisions that are not material to the consolidated financial statements of WESCO. A summary of certain information with respect to all acquisitions follows:

                                                                                       YEAR ENDED DECEMBER 31
                                                                              ------------------------------------------
                                                                                  2001          2000           1999
                                                                              ------------------------------------------
                                                                                           (IN THOUSANDS)
Aggregate purchase price, including contingent consideration.............        $62,956       $47,801        $40,076
Recorded goodwill........................................................         47,339        38,223         25,455

    All of the acquisitions were accounted for under the purchase method of accounting for business combinations. The results of operations of these companies are included in the consolidated financial statements prospectively from the acquisition dates. Pro forma results of these acquisitions, assuming they had been made at the beginning of each year presented, would not be materially different from the consolidated results reported herein.

    On September 11, 1998, WESCO acquired substantially all the assets and assumed substantially all liabilities and obligations relating to the operations of Bruckner Supply Company, Inc. ("Bruckner"), a privately owned company headquartered in Port Washington, New York. Bruckner is a provider of integrated supply procurement and outsourcing activities for large industrial companies.

    Additional contingent consideration, if any, is to be paid based on a multiple of increases in earnings before interest, taxes, depreciation and amortization of Bruckner through 2004. Up to 50% of the additional future contingent consideration, if any, may be converted at the election of the holder into common stock at the then market value. The purchase agreement provides for an additional earn-out potential of $90 million during any one of the next three years if certain earning targets are achieved. The maximum amount payable in any single year under this agreement is $30 million. Certain other acquisitions also contain contingent consideration provisions, one of which could require a significant payment in 2008.


7.  CONCENTRATIONS OF CREDIT RISK AND SIGNIFICANT SUPPLIERS

    WESCO distributes its products and services and extends credit to a large number of customers in the industrial, construction, utility and manufactured structures markets. In addition, one supplier accounted for approximately 14%, 13% and 13% of WESCO's purchases for each of the three years, 2001, 2000 and 1999, respectively.

8.       PROPERTY, BUILDINGS AND EQUIPMENT

    The following table sets forth the components of property, buildings and equipment:

                                                                                               DECEMBER 31
                                                                                        ---------------------------
                                                                                            2001          2000
                                                                                        ---------------------------
                                                                                              (IN THOUSANDS)
Land.................................................................................      $18,588       $18,699
Buildings and leasehold improvements.................................................       66,921        62,905
Furniture, fixtures and equipment....................................................       76,899        67,210
Software costs.......................................................................       28,292        18,406
                                                                                        --------------------------
                                                                                           190,700       167,220
Accumulated depreciation and amortization............................................      (72,705)      (55,984)
                                                                                        --------------------------
                                                                                           117,995       111,236
Construction in progress.............................................................        2,604        12,241
                                                                                        --------------------------
                                                                                          $120,599      $123,477
                                                                                        ==========================


9.   LONG TERM DEBT

     The following table sets forth WESCO's outstanding indebtedness:

                                                                                               DECEMBER 31
                                                                                         ------------------------
                                                                                            2001         2000
                                                                                         ------------------------
                                                                                             (IN THOUSANDS)
Revolving credit facility..............................................................   $ 68,584     $189,624
Senior subordinated notes (1)..........................................................    377,756      291,489
Other..................................................................................      5,626        2,212
                                                                                         ------------------------
                                                                                           451,966      483,325
Less current portion...................................................................     (5,530)        (585)
                                                                                         ------------------------
                                                                                          $446,436     $482,740
                                                                                         ========================

------------
(1) Net of original issue discount of $9,963 and $723 and purchase discount of $9,105 and $7,788 in 2001 and 2000, respectively.

    Revolving Credit Facility

    In June 1999, WESCO Distribution, Inc., a wholly-owned subsidiary of WESCO, entered into a $400 million revolving credit facility with certain financial institutions. The revolving credit facility, which matures in June 2004, consists of up to $365 million of revolving loans denominated in U.S. dollars and a Canadian sublimit totaling US$35 million. Borrowings under the revolving credit facility are collateralized by substantially all the assets of WESCO Distribution, Inc. other than real property and accounts receivable sold under the Receivables Facility, and are guaranteed by WESCO International, Inc. and certain subsidiaries.

     In August 2001, WESCO Distribution, Inc. entered into an amendment to its revolving credit facility, which, among other things, affected the pricing of and amounts available under the revolving credit facility. The LIBOR borrowing margins applicable to advances under the revolving credit facility, which previously ranged from 100 to 200 basis points, were amended to range from 150 to 250 basis points depending upon WESCO's leverage ratio. The amendment also provided for reduction in the maximum amount available under the revolving credit facility from approximately $379 million to approximately $263 million. The amendment further provided for subsequent quarterly decreases in the maximum amount available as follows:

    - beginning January 1, 2002 through July 1, 2002, the maximum amount available will be reduced by $5 million per quarter;

    - from October 1, 2002 through January 1, 2004, the maximum amount available will be reduced by $12.5 million per quarter; and

    - on April 1, 2004, the maximum amount available will be reduced by $10 million.

    Borrowings bear rates of interest equal to various indices, at WESCO's option, such as LIBOR, Prime Rate or the Federal Funds Rate, plus a borrowing margin based on WESCO's financial performance. At December 31, 2001 and December 31, 2000, the interest rates on revolving credit facility borrowings were 6.0% and 8.4%, respectively. A commitment fee of 30 to 50 basis points per year is due on unused portions of the revolving credit facility.

     As discussed in Note 20, in March 2002 WESCO Distribution, Inc. terminated the revolving credit facility discussed above and entered into a $290 million revolving credit agreement that is collateralized by substantially all inventory owned by WESCO and also by the accounts receivable of WESCO Distribution Canada, Inc.

    Senior Subordinated Notes

    In August 2001, WESCO completed an offering of $100 million in aggregate principal amount of 9 1/8% senior subordinated notes due on June 1, 2008. The notes were issued with an issue price of 90.142%. The net proceeds received by WESCO from the offering were approximately $87.6 million after deducting the initial purchasers' discount and before offering expenses. The net proceeds were used to repay a portion of the outstanding indebtedness of the Company under its revolving credit facility.

    The senior subordinated notes in an aggregate principal amount of $400 million were issued by WESCO Distribution, Inc. The notes are unsecured obligations and are fully and unconditionally guaranteed by WESCO International, Inc.

    The senior subordinated notes bear interest at a stated rate of 9 1/8% payable semiannually on June 1 and December 1 through June 1, 2008. The effective interest rate for the senior subordinated notes is 9.6%.

     The senior subordinated notes are redeemable at the option of WESCO Distribution, Inc. in whole or in part, at any time after June 1, 2003 at the following prices:

                                                              Redemption Price
                                                              ----------------
       2003...............................................          104.563%
       2004...............................................          103.042
       2005...............................................          101.521
       2006 and thereafter................................          100.000

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

     In September and October 2001, WESCO entered into certain interest rate swap agreements with respect to $100 million notional amount of indebtedness. Pursuant to the agreements, WESCO will receive semi-annual fixed interest payments at the rate of 9 1/8% commencing December 1, 2001 and will make quarterly variable interest rate payments at rates based on LIBOR plus a margin commencing December 1, 2001 (currently rates range from 6.051% to 6.241%). The swap agreements terminate on June 1, 2008.

    Other

     At December 31, 2001 and 2000, other borrowings primarily consisted of notes issued to sellers in connection with acquisitions.

     The following table sets forth the aggregate principal repayment requirements for all indebtedness for the next five years without giving effect to the new revolving credit agreement:

                                                         (IN THOUSANDS)
                                                      ----------------------
       2002.........................................       $   5,530
       2003.........................................              30
       2004 ........................................          68,614
       2005.........................................              30
       2006.........................................               6

    WESCO's credit agreements contain various restrictive covenants that, among other things, impose limitations on (i) dividend payments or certain other restricted payments or investments; (ii) the incurrence of additional indebtedness and guarantees or issuance of additional stock; (iii) creation of liens; (iv) mergers, consolidation or sales of substantially all of WESCO's assets; (v) certain transactions among affiliates; (vi) payments by certain subsidiaries to WESCO; and (vii) capital expenditures. In addition, the agreements require WESCO to meet certain leverage, working capital and interest coverage ratios. WESCO was in compliance with all such covenants at December 31, 2001.

    WESCO is permitted to pay dividends under certain limited circumstances. At December 31, 2001 and 2000, no retained earnings were available for dividend payments.

    WESCO had $1.0 million and $0.5 million of outstanding letters of credit at December 31, 2001 and 2000, respectively. These letters of credit are used as collateral for potential obligation under WESCO's insurance programs as well as certain foreign commercial transactions. The fair value of the letters of credit approximates the contract value.


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

    The following table sets forth capital stock share activity:

                                                                                  CLASS B           REDEEMABLE
                                       COMMON STOCK       TREASURY STOCK       COMMON STOCK        COMMON STOCK
                                       -------------------------------------------------------------------------
December 31, 1998..................        25,209,817                --         4,653,131           4,901,902
Shares issued......................        11,183,750                --                --                  --
Termination of redemption rights...         4,901,902                --                --          (4,901,902)
Conversion of convertible notes....         1,747,228                --                --                  --
Treasury shares purchased..........                --          (632,700)               --                  --
Options exercised..................           248,622            (4,559)               --                  --
                                       -------------------------------------------------------------------------
December 31, 1999..................        43,291,319          (637,259)        4,653,131                  --
Treasury shares purchased..........                --        (3,265,300)               --                  --
Options exercised..................           802,345           (74,338)               --                  --
                                       -------------------------------------------------------------------------
December 31, 2000..................        44,093,664        (3,976,897)        4,653,131                  --
Options exercised, net.............           176,146           (55,751)               --                  --
                                       -------------------------------------------------------------------------
December 31, 2001..................        44,269,810        (4,032,648)        4,653,131                  --
                                       =========================================================================

     In May 2000, WESCO's Board of Directors authorized an additional $25 million to be added to its existing $25 million share repurchase program which was authorized in November 1999. WESCO's common stock may be purchased at management's discretion, subject to certain financial ratios, in open market transactions and the program may be discontinued at any time. As of December 31, 2001, the Company had purchased 3,898,000 shares of its common stock for $32.8 million pursuant to this program.


11.  INCOME TAXES

    The following table sets forth the components of the provision for income taxes before extraordinary item:


                                                                                  YEAR ENDED DECEMBER 31
                                                                          ----------------------------------------
                                                                              2001         2000          1999
                                                                          ----------------------------------------
                                                                                      (IN THOUSANDS)
Current taxes:
   Federal...........................................................       $ 1,051       $19,597       $9,201
   State.............................................................        (1,502)        1,030         (311)
   Foreign...........................................................         1,559           388        1,076
                                                                          ----------------------------------------
     Total current...................................................         1,108        21,015        9,966
Deferred taxes:
   Federal...........................................................         9,990           832       10,416
   State.............................................................         2,297           183        2,779
   Foreign...........................................................          (252)        1,245          172
                                                                          ----------------------------------------
     Total deferred..................................................        12,035         2,260       13,367
                                                                          ----------------------------------------
                                                                            $13,143       $23,275      $23,333
                                                                          ========================================


    The following table sets forth the components of income before income taxes and extraordinary item by jurisdiction:

                                                                                 YEAR ENDED DECEMBER 31
                                                                         ----------------------------------------
                                                                            2001          2000          1999
                                                                         ----------------------------------------
                                                                                     (IN THOUSANDS)
United States......................................................        $29,921      $52,963       $54,070
Foreign............................................................          3,447        3,750         4,408
                                                                         ----------------------------------------
                                                                           $33,368      $56,713       $58,478
                                                                         ========================================

    The following table sets forth the reconciliation between the federal statutory income tax rate and the effective rate:

                                                                                 YEAR ENDED DECEMBER 31
                                                                         ---------------------------------------
                                                                             2001         2000          1999
                                                                         ---------------------------------------
Federal statutory rate.................................................      35.0%        35.0%         35.0%
State taxes, net of federal tax benefit................................       1.5          1.4           2.7
Nondeductible expenses.................................................       4.2          3.4           2.9
Foreign taxes..........................................................       --           0.3          (0.3)
Other(1)...............................................................      (1.3)         0.9          (0.4)
                                                                         ---------------------------------------
                                                                             39.4%        41.0%         39.9%
-------------------------------------                                    =======================================

(1)Includes the impact of adjustments for certain tax liabilities and the effect of differences between the recorded provision and the final filed tax return for the prior year.

    The following table sets forth deferred tax assets and liabilities:

                                                                                              DECEMBER 31
                                                                                    ---------------------------------
                                                                                          2001            2000
                                                                                    ---------------------------------
                                                                                             (IN THOUSANDS)
Accounts receivable...............................................................       $6,014         $ 6,512
Inventory.........................................................................        1,134           6,077
Other.............................................................................        1,193           1,568
                                                                                    ---------------------------------

     Deferred tax assets..........................................................        8,341          14,157
                                                                                    ---------------------------------

Intangibles.......................................................................      (17,244)        (14,539)
Property, buildings and equipment.................................................      (11,795)         (8,497)
Other.............................................................................        1,733           1,949
                                                                                    ---------------------------------

     Deferred tax liabilities.....................................................      (27,306)        (21,087)
                                                                                    ---------------------------------

                                                                                       $(18,965)        $(6,930)
                                                                                    =================================

12. EARNINGS PER SHARE

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

    The following table sets forth the details of basic and diluted earnings per share:

                                                                                 YEAR ENDED DECEMBER 31
                                                                   ---------------------------------------------------
                                                                            2001             2000              1999
                                                                   ---------------------------------------------------
                                                                       (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
Income  before extraordinary item......................                  $20,225          $33,438           $35,145
Interest on convertible debt...........................                       --               --               595
                                                                   ---------------------------------------------------
Earnings used in diluted earnings per share............                  $20,225          $33,438           $35,740
Weighted average common shares outstanding used in
   computing basic earnings per share..................               44,862,087       45,326,475        43,057,894
Common shares issuable upon exercise of dilutive stock
   options ............................................                2,039,586        2,420,132         3,516,733
Assumed conversion of convertible debt.................                       --               --           949,912
                                                                   ---------------------------------------------------
Weighted average common shares outstanding and common
   share equivalents used in computing diluted
   earnings per share..................................               46,901,673       47,746,607        47,524,539
                                                                   ===================================================
Earnings per share before extraordinary item
   Basic...............................................                   $0.45            $0.74             $0.82
   Diluted.............................................                   $0.43             0.70              0.75

    Options to purchase 4.4 million and 3.8 million shares of common stock at a weighted average exercise price of $10.24 per share and $10.62 per share were outstanding as of December 31, 2001 and 2000, respectively, but were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of WESCO common stock.


13. EMPLOYEE BENEFIT PLANS

    A majority of WESCO's employees are covered by defined contribution retirement savings plans for their service rendered subsequent to WESCO's formation. U.S. employee contributions of not more than 6% of eligible compensation are matched 50% by WESCO. WESCO's contributions for Canadian employees range from 1% to 6% of eligible compensation based on years of service. For the years ended December 31, 2001, 2000 and 1999, WESCO contributed $5.5 million, $5.5 million and $6.0 million, respectively, which was charged to expense. Contributions may be taken in the form of WESCO's stock at the employee's election.

    In addition, employer profit sharing contributions may be made at the discretion of the Board of Directors and can be based on WESCO's financial performance. No such contributions were made during 2001, 2000 or 1999.


14. STOCK INCENTIVE PLANS

    Stock Purchase Plans

    In connection with the Recapitalization, WESCO established a stock purchase plan ("1998 Stock Purchase Plan") under which certain employees may be granted an opportunity to purchase WESCO's common stock. The maximum number of shares available for purchase may not exceed 427,720. There were no shares issued in 2001, 2000 or 1999.

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

    All awards under WESCO's stock incentive plans are designed to be issued at fair market value.

The following sets forth shares of common stock reserved for future issuance at December 31, 2001:

Stock Purchase Plan.........................................     135,830
LTIP........................................................   6,879,000

    The following table sets forth a summary of stock option activity and related information for the years indicated:

                                                2001                      2000                        1999
                                      ------------------------------------------------------------------------------
                                                     WEIGHTED                  WEIGHTED                    WEIGHTED
                                                      AVERAGE                   AVERAGE                     AVERAGE
                                                     EXERCISE                  EXERCISE                    EXERCISE
                                         OPTIONS       PRICE    OPTIONS          PRICE     OPTIONS           PRICE
                                      ------------------------------------------------------------------------------
Beginning of year...................   9,588,306        $6.13    9,254,770       $5.44       9,527,290        $5.34
Granted ............................     907,350         4.70    1,606,000        9.21          14,675        18.00
Exercised...........................    (176,146)        2.78     (802,345)       2.27        (248,622)        2.31
Canceled............................    (320,433)        9.50     (470,119)       9.54         (38,573)        3.38
                                      --------------            -------------              --------------
End of year.........................   9,999,077         5.96    9,588,306        6.13       9,254,770         5.44
                                      ==============            =============              ==============

Exercisable at end of year..........   7,897,336        $4.92    6,043,337       $4.33       6,193,150        $3.33



    The following table sets forth exercise prices for options outstanding as of December 31, 2001:

                                            OPTIONS                OPTIONS               WEIGHTED AVERAGE
          RANGE OF EXERCISE PRICES        OUTSTANDING            EXERCISABLE        REMAINING CONTRACTUAL LIFE
          -----------------------------------------------------------------------------------------------------
                            $  1.73         2,930,278             2,930,278                       2.5
                            $  1.98           647,707               647,707                       4.0
                            $  3.38         1,049,735             1,049,735                       5.0
                            $  4.34            60,112                60,112                       5.9
              $  4.50  --   $  7.75         1,335,350             1,022,994                       9.4
              $  8.13  --   $  9.31            25,500                    --                       8.4
              $  9.75  --   $  9.88         1,051,500                    --                       8.4
                            $ 10.75         2,884,220             2,171,835                       6.5
                            $ 18.00            14,675                14,675                       7.4
                                            ---------             ---------
                                            9,999,077             7,897,336
                                            =========             =========

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

    If compensation costs had been determined based on the fair value at the grant dates according to SFAS No. 123, WESCO's net income and earnings per share would have been as follows:

                                                                                    YEAR ENDED DECEMBER 31
                                                                           ------------------------------------------
                                                                                 2001          2000          1999
                                                                           ------------------------------------------
                                                                               (IN THOUSANDS, EXCEPT SHARE DATA)
Net income (loss)
  As reported.........................................................        $20,225       $33,438       $24,638
  Pro forma...........................................................         17,351        30,979        22,912
Basic earnings (loss) per share
  As reported.........................................................          $0.45         $0.74         $0.57
  Pro forma...........................................................           0.39          0.68          0.53
Diluted earnings (loss) per share
  As reported.........................................................          $0.43         $0.70         $0.53
  Pro forma...........................................................           0.37          0.65          0.49

    The weighted average fair value per option granted was $2.99, $4.82 and $8.00 for the years ended December 31, 2001, 2000 and 1999, respectively.

    For purposes of presenting pro forma results, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and the following assumptions:

                                                  YEAR ENDED DECEMBER 31
                                           -------------------------------------
                                              2001         2000        1999
                                           -------------------------------------
Risk-free interest rate..................       4.9%         6.0%        6.0%
Expected life (years)....................       6.0          6.0         7.0
Stock price volatility...................      65.0%        45.0%       30.0%


15. COMMITMENTS AND CONTINGENCIES

    Future minimum rental payments required under operating leases, primarily for real property that have noncancelable lease terms in excess of one year as of December 31, 2001, are as follows:

                                                            (IN THOUSANDS)
                                                           ------------------

2002....................................................         $25,493
2003....................................................          19,626
2004....................................................          14,900
2005....................................................          10,134
2006....................................................           6,798
Thereafter..............................................          15,643

    Rental expense for the years ended December 31, 2001, 2000 and 1999, was $32.5 million, $30.3 million and $33.3 million, respectively.

    WESCO has litigation arising from time to time in the normal course of business. In management's opinion, any present litigation WESCO is aware of will not materially affect WESCO's consolidated financial position, results of operations or cash flows.


16. SEGMENTS AND RELATED INFORMATION

    WESCO is engaged principally in one line of business -- the sale of electrical products and maintenance repair and operating supplies -- which represents more than 90% of the consolidated net sales, income from operations and assets, for 2001, 2000 and 1999. There were no material amounts of sales or transfers among geographic areas and no material amounts of export sales.

    The following table sets forth information about WESCO by geographic area:

                                                     NET SALES                                 LONG-LIVED ASSETS
                                              YEAR ENDED DECEMBER 31                        YEAR ENDED DECEMBER 31
                                       --------------------------------------       ----------------------------------------
                                          2001         2000         1999                2001          2000         1999
                                       --------------------------------------       ----------------------------------------
                                                   (IN THOUSANDS)                                (IN THOUSANDS)
United States....................      $3,266,352  $3,494,527    $3,059,901          $427,062      $392,820      $357,696
Canada...........................         311,471     319,823       288,203            11,257        11,286        11,157
Other foreign....................          80,210      66,746        75,754             1,604         1,702         1,881
                                       --------------------------------------       ----------------------------------------
                                       $3,658,033  $3,881,096    $3,423,858          $439,923      $405,808      $370,734
                                       ======================================       ========================================

17. SUPPLEMENTAL CASH FLOW INFORMATION

    The following table sets forth supplemental cash flow information:

                                                                                   YEAR ENDED DECEMBER 31
                                                                          ------------------------------------------
                                                                              2001          2000           1999
                                                                          ------------------------------------------
                                                                                       (IN THOUSANDS)
Details of acquisitions:
   Fair value of assets acquired.....................................        $72,270       $63,764        $47,425
   Deferred acquisition payment......................................          8,585         3,353         30,000
   Liabilities assumed...............................................         (9,586)      (15,963)        (7,349)
   Notes issued to seller............................................         (5,000)       (2,500)        (1,500)
   Deferred acquisition payable......................................        (10,000)       (7,750)        (8,593)
                                                                          ------------------------------------------
Cash paid for acquisitions...........................................        $56,269       $40,904        $59,983
                                                                          ============= ============== =============

Cash paid for interest...............................................        $41,914      $ 41,676        $42,817
Cash paid for income taxes...........................................          3,259        19,589          5,249

    Noncash investing activities not reflected in the consolidated statement of cash flows for 2000, consisted of the write-off of a $4.0 million investment in an affiliate. Noncash financing activities not reflected in the consolidated statement of cash flows for 1999 consisted of the conversion of $31.5 million of notes payable to common stock.

18. OTHER FINANCIAL INFORMATION

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

                                          CONDENSED CONSOLIDATING BALANCE SHEETS


                                                                         DECEMBER 31, 2001
                                       ---------------------------------------------------------------------------------------
                                                                           (IN THOUSANDS)

                                           WESCO                                            Consolidating
                                       International,       WESCO          Non-Guarantor   and Eliminating
                                           Inc.       Distribution, Inc.   Subsidiaries        Entries         Consolidated
                                       ---------------------------------------------------------------------------------------
Cash and cash equivalents............     $      2         $   17,877        $ 57,178        $        --      $   75,057
Trade accounts receivable............           --             45,873         172,047                 --         217,920
Inventories..........................           --            341,597          38,425                 --         380,022
Other current assets.................           --             50,514          24,481            (29,959)         45,036
                                       ---------------------------------------------------------------------------------------
   Total current assets..............            2            455,861         292,131            (29,959)        718,035
Intercompany receivables, net........           --            279,269              --           (279,269)             --
Property, buildings and equipment,
   net...............................           --             49,330          71,269                 --         120,599
Goodwill and other intangibles, net..           --            272,281          38,792                 --         311,073
Investments in affiliates and other
   noncurrent assets.................      372,598            276,886           2,869           (644,102)          8,251
                                       ---------------------------------------------------------------------------------------
   Total assets......................     $372,600         $1,333,627        $405,061        $  (953,330)     $1,157,958
                                       =======================================================================================


Accounts payable.....................     $     --           $450,107        $ 19,000        $        --      $  469,107
Other current liabilities............       10,752             43,106          36,473            (29,959)         60,372
                                       ---------------------------------------------------------------------------------------
   Total current liabilities.........       10,752            493,213          55,473            (29,959)        529,479
Intercompany payables, net...........      215,134                 --          64,135           (279,269)             --
Long-term debt.......................           --            433,808          12,628                 --         446,436
Other noncurrent liabilities.........           --             34,008           3,384                 --          37,392
Stockholders' equity.................      146,714            372,598         269,441           (644,102)        144,651
                                       ---------------------------------------------------------------------------------------
   Total liabilities and
   stockholders' equity..............     $372,600         $1,333,627        $405,061        $  (953,330)     $1,157,958
                                       =======================================================================================

                                                                          DECEMBER 31, 2000
                                       ---------------------------------------------------------------------------------------
                                                                            (IN THOUSANDS)
                                           WESCO                                            Consolidating
                                       International,       WESCO          Non-Guarantor   and Eliminating
                                           Inc.       Distribution, Inc.   Subsidiaries        Entries         Consolidated
                                       ---------------------------------------------------------------------------------------
Cash and cash equivalents............     $     10         $   14,911        $     --        $     6,158      $   21,079
Trade accounts receivable............           --             43,790         216,198                 --         259,988
Inventories..........................           --            383,025          38,058                 --         421,083
Other current assets.................           --             54,635          18,768            (19,905)         53,498
                                       ---------------------------------------------------------------------------------------
   Total current assets..............           10            496,361         273,024            (13,747)        755,648
Intercompany receivables, net........           --            317,818          32,364           (350,182)             --
Property, buildings and equipment,
   net...............................           --             53,280          70,197                 --         123,477
Goodwill and other intangibles, net..           --            271,690           3,172                 --         274,862
Investments in affiliates and other
   noncurrent assets.................      482,026            295,094           3,018           (772,669)          7,469
                                       ---------------------------------------------------------------------------------------
   Total assets......................     $482,036         $1,434,243        $381,775        $(1,136,598)     $1,161,456
                                       =======================================================================================

Accounts payable.....................     $      --        $  410,171        $ 44,206        $     6,158      $  460,535
Other current liabilities............        5,629             56,805          22,755            (19,905)         65,284
                                       ---------------------------------------------------------------------------------------
   Total current liabilities.........        5,629            466,976          66,961            (13,747)        525,819
Intercompany payables, net...........      350,182                 --              --           (350,182)             --
Long-term debt.......................           --            460,416          22,324                 --         482,740
Other noncurrent liabilities.........           --             24,825           3,085                 --          27,910
Stockholders' equity.................      126,225            482,026         289,405           (772,669)        124,987
                                       ---------------------------------------------------------------------------------------
   Total liabilities and
   stockholders' equity..............     $482,036         $1,434,243        $381,775        $(1,136,598)     $1,161,456
                                       =======================================================================================

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                                                                  YEAR ENDED DECEMBER 31, 2001
                                       ---------------------------------------------------------------------------------------
                                                                         (IN THOUSANDS)

                                           WESCO                                            Consolidating
                                       International,       WESCO          Non-Guarantor   and Eliminating
                                           Inc.       Distribution, Inc.   Subsidiaries        Entries         Consolidated
                                       ---------------------------------------------------------------------------------------
Net sales............................    $      --         $3,203,752        $454,281        $      --        $3,658,033
Cost of goods sold...................           --          2,643,448         371,072               --         3,014,520
Selling, general and administrative
   expenses..........................           --            487,204          29,952               --           517,156
Depreciation and amortization........           --             26,469           4,503               --            30,972
Results of affiliates' operations....       15,572             94,356              --         (109,928)               --
Interest expense (income), net.......       (7,162)            59,045          (6,743)              --            45,140
Other (income) expense...............           --             91,897         (75,020)              --            16,877
Provision for income taxes...........        2,509            (25,527)         36,161               --            13,143
                                       ---------------------------------------------------------------------------------------

   Net income (loss).................    $  20,225         $   15,572        $ 94,356        $(109,928)       $   20,225
                                       =======================================================================================

                                                                  YEAR ENDED DECEMBER 31, 2000
                                       ---------------------------------------------------------------------------------------
                                                                         (IN THOUSANDS)
                                           WESCO                                            Consolidating
                                       International,       WESCO          Non-Guarantor   and Eliminating
                                           Inc.       Distribution, Inc.   Subsidiaries        Entries         Consolidated
                                       ---------------------------------------------------------------------------------------
Net sales............................     $     --         $3,497,076       $ 384,020        $      --        $3,881,096
Cost of goods sold...................           --          2,882,626         314,326               --         3,196,952
Selling, general and administrative
   expenses..........................           --            476,680          47,629               --           524,309
Depreciation and amortization........           --             21,951           3,042               --            24,993
Restructuring charge.................           --              9,094             310               --             9,404
Results of affiliates' operations....       22,984             56,250              --          (79,234)               --
Interest expense (income), net.......      (16,083)            68,164          (8,301)              --            43,780
Other (income) expense...............           --             85,005         (60,060)              --            24,945
Provision for income taxes...........        5,629            (13,178)         30,824               --            23,275
                                       ---------------------------------------------------------------------------------------

   Net income (loss).................     $ 33,438         $   22,984       $  56,250        $ (79,234)       $   33,438
                                       =======================================================================================

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                                                                  YEAR ENDED DECEMBER 31, 1999
                                        --------------------------------------------------------------------------------------
                                                                         (IN THOUSANDS)

                                              WESCO                                         Consolidating
                                          International,      WESCO         Non-Guarantor  and Eliminating
                                               Inc.      Distribution, Inc.  Subsidiaries       Entries        Consolidated
                                        --------------------------------------------------------------------------------------
Net sales ............................     $        --      $ 3,083,173      $   340,685        $      --      $ 3,423,858
Cost of goods sold ...................              --        2,528,631          278,609               --        2,807,240
Selling, general and administrative
   expenses ..........................              --          426,181           45,094               --          471,275
Depreciation and amortization ........              --           17,733            2,617               --           20,350
Results of affiliates' operations ....          26,446           52,047               --          (78,493)              --
Interest expense (income), net .......          (5,075)          60,729           (8,686)              --           46,968
Other (income) expense ...............              --           79,595          (60,048)              --           19,547
Provision for income taxes ...........           1,776           (7,195)          28,752               --           23,333
                                        --------------------------------------------------------------------------------------
Income (loss) before extraordinary
   item .............................           29,745           29,546           54,347          (78,493)          35,145

Extraordinary item, net of tax benefit          (5,107)          (3,100)          (2,300)              --          (10,507)
                                        --------------------------------------------------------------------------------------

   Net income (loss) .................     $    24,638      $    26,446      $    52,047        $ (78,493)     $    24,638
                                        ======================================================================================


                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                                YEAR ENDED DECEMBER 31, 2001
                                                                       (IN THOUSANDS)
                                           WESCO                                       Consolidating
                                       International,     WESCO        Non-Guarantor  and Eliminating
                                            Inc.     Distribution, Inc. Subsidiaries      Entries      Consolidated
                                         ---------------------------------------------------------------------------
Net cash provided (used) by
   operating activities ...........      $   9,551       $  42,793       $ 114,906         $(6,158)      $ 161,092
Investing activities:
   Capital expenditures ...........             --         (11,654)         (2,166)             --         (13,820)
   Acquisitions ...................             --             933              --              --             933
   Other ..........................             --         (10,496)        (45,773)             --         (56,269)
                                         ---------------------------------------------------------------------------
   Net cash used in investing
   activities......................             --         (21,217)        (47,939)             --         (69,156)
Financing activities:
   Net borrowings (repayments) ....        (10,048)        (17,397)         (9,740)             --         (37,185)
   Equity transactions ............            489              --              --              --             489
   Other ..........................             --          (1,213)            (49)             --          (1,262)
                                         ---------------------------------------------------------------------------
   Net cash (used in) provided by
   financing activities ...........         (9,559)        (18,610)         (9,789)             --         (37,958)
                                         ---------------------------------------------------------------------------
Net change in cash and cash
   equivalents ....................             (8)          2,966          57,178          (6,158)         53,978
Cash and cash equivalents at
   beginning of year ..............             10          14,911              --           6,158          21,079
                                         ---------------------------------------------------------------------------
Cash and cash equivalents at end of
   period .........................      $       2       $  17,877       $  57,178         $    --       $  75,057
                                         =========================================================================

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                          YEAR ENDED DECEMBER 31, 2000
                                 (IN THOUSANDS)

                                          WESCO                                             Consolidating
                                      International,        WESCO          Non-Guarantor   and Eliminating
                                           Inc.       Distribution, Inc.   Subsidiaries        Entries         Consolidated
                                      ---------------------------------------------------------------------------------------
Net cash provided (used) by
   operating activities.............   $   13,585        $ 32,332            $(23,167)       $  24,161          $ 46,911
Investing activities:
   Capital expenditures.............           --         (18,167)             (3,385)              --           (21,552)
   Acquisitions.....................           --         (40,904)                 --               --           (40,904)
   Other............................           --             267               1,500               --             1,767
                                      ---------------------------------------------------------------------------------------
   Net cash used in investing
   activities.......................           --         (58,804)             (1,885)              --           (60,689)
Financing activities:
   Net borrowings (repayments) .....       13,206          41,858              (1,760)              --            53,304
   Equity transactions..............      (26,791)             --                  --               --           (26,791)
   Other............................           --            (475)                 --               --              (475)
                                      ---------------------------------------------------------------------------------------
   Net cash (used in) provided by
   financing activities.............      (13,585)         41,383              (1,760)              --            26,038
                                      ---------------------------------------------------------------------------------------
Net change in cash and cash
   equivalents......................           --          14,911             (26,812)          24,161            12,260
Cash and cash equivalents at
   beginning of year................           10              --              26,812          (18,003)            8,819
                                      ---------------------------------------------------------------------------------------
Cash and cash equivalents at end of
   period...........................   $       10        $ 14,911            $     --        $   6,158          $ 21,079
                                      =======================================================================================

                                                                  YEAR ENDED DECEMBER 31, 1999
                                       ---------------------------------------------------------------------------------------
                                                                         (IN THOUSANDS)

                                             WESCO                                           Consolidating
                                         International,       WESCO          Non-Guarantor   and Eliminating
                                              Inc.       Distribution, Inc.  Subsidiaries         Entries         Consolidated
                                       ---------------------------------------------------------------------------------------
Net cash provided (used) by
   operating activities ...........        $     (36)        $  84,962         $    (567)        $ (18,003)        $  66,356
Investing activities:
   Capital expenditures ...........               --           (17,452)           (3,778)               --           (21,230)
   Acquisitions ...................               --           (59,983)               --                --           (59,983)
   Other ..........................               --             8,717               600                --             9,317
                                       ---------------------------------------------------------------------------------------
   Net cash used in investing
   activities .....................               --           (68,718)           (3,178)               --           (71,896)
Financing activities:
   Net borrowings (repayments) ....         (182,680)          (14,084)           22,464                --          (174,300)
   Equity transactions ............          182,726                --                --                --           182,726
   Other ..........................               --            (2,160)               --                --            (2,160)
                                       ---------------------------------------------------------------------------------------
   Net cash (used in) provided by
   financing activities ...........               46           (16,244)           22,464                --             6,266
                                       ---------------------------------------------------------------------------------------
Net change in cash and cash
   equivalents ....................               10                --            18,719           (18,003)              726
Cash and cash equivalents at
   beginning of year ..............               --                --             8,093                --             8,093
                                       ---------------------------------------------------------------------------------------
Cash and cash equivalents at end of
   period .........................        $      10         $      --         $  26,812         $ (18,003)        $   8,819
                                       =======================================================================================

19. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

    The following table sets forth selected quarterly financial data for the years ended December 31, 2001 and 2000:

                                                               FIRST         SECOND         THIRD         FOURTH
                                                              QUARTER        QUARTER       QUARTER      QUARTER(1)
                                                            ----------------------------------------------------------
                                                                       (IN THOUSANDS, EXCEPT SHARE DATA)
2001
Net sales............................................         $928,057      $944,136       $905,554      $880,286
Gross profit.........................................          167,119       164,831        159,219       152,344
Income from operations...............................           22,931        28,008         24,275        20,171
Income before income taxes .........................             5,869        12,472          8,492         6,535
Net income ..........................................            3,492         7,513          5,095         4,125
Basic earnings (loss) per share......................             0.08          0.17           0.11          0.09
Diluted earnings (loss) per share....................             0.07          0.16           0.11          0.09


2000
Net sales............................................         $925,022      $990,931       $976,332      $988,811
Gross profit.........................................          165,018       173,872        178,951       166,303
Income from operations...............................           31,374        38,077         42,354        13,633
Income (loss) before income taxes ..................            15,233        21,350         24,314        (4,184)
Net income (loss) ...................................            9,155        12,831         14,603        (3,151)
Basic earnings (loss) per share......................             0.20          0.28           0.32         (0.07)
Diluted earnings (loss) per share....................             0.19          0.27           0.31         (0.07)

----------

(1) The fourth quarter of 2000 includes a restructuring charge of $9.4 million (see Note 4).


20. SUBSEQUENT EVENT

     In March 2002, WESCO Distribution, Inc. entered into a $290 million revolving credit agreement that is collateralized by substantially all inventory owned by WESCO and also by the accounts receivable of WESCO Distribution Canada, Inc. Availability under the agreement, which matures in 2007, is limited to the amount of eligible inventory and Canadian receivables applied against certain advance rates. Proceeds from this agreement were used to retire WESCO Distribution, Inc.'s existing revolving credit facility. Interest on this facility will be at LIBOR plus a margin that will range between 2.0% to 2.75% depending upon the amount of excess availability under the facility. As long as the average daily excess availability for both the preceding and projected succeeding 90 day period is greater than $50 million, then WESCO would be permitted to make acquisitions and repurchase outstanding public stock and bonds.

     The above permitted transactions would also be allowed if such excess availability is between $25 million and $50 million but WESCO's fixed charge coverage ratio, as defined by the agreement, is at least 1.25 to 1.0 after taking into consideration the permitted transaction. Additionally, if WESCO's excess availability under the agreement is less than $50 million, then WESCO must maintain a fixed charge coverage ratio of 1.1 to 1.0.

     At the date of inception, WESCO was in compliance with all covenants of the new facility.

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT
SCHEDULE

To the Stockholders and Board of Directors of WESCO
    International, Inc.:

Our audits of the consolidated financial statements referred to in our report dated February 12, 2002, except for Note 20 as to which the date is March 19, 2002 also included an audit of the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 30 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                                  /s/ PricewaterhouseCoopers LLP


Pittsburgh, Pennsylvania
February 12, 2002 except for Note 20
to which the date is March 19, 2002

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

COL. A                                     COL. B                  COL. C                  COL. D          COL. E
-------------------------------------------------------------------------------------------------------------------
                                                                 ADDITIONS
                                                       -------------------------------
                                         BALANCE AT                      CHARGED TO                      BALANCE AT
                                         BEGINNING       CHARGED TO        OTHER                           END OF
                                         OF PERIOD        EXPENSE        ACCOUNTS(a)   DEDUCTIONS(b)       PERIOD
                                       ----------------------------------------------------------------------------
   Year ended December 31, 2001....        $9,794         $10,291            $504         $(8,773)        $11,816
   Year ended December 31, 2000....         7,023           9,970             574          (7,773)          9,794
   Year ended December 31, 1999....         8,082           2,465             604          (4,128)          7,023

----------

a Represents allowance for doubtful accounts in connection with certain acquisitions.

b Includes a reduction in the allowance for doubtful accounts related to the sale of receivables at fair market value in connection with the Receivables Facility.


COL. A                                     COL. B                  COL. C                  COL. D          COL. E
-------------------------------------------------------------------------------------------------------------------
                                                                 ADDITIONS
                                                       -------------------------------
                                         BALANCE AT                      CHARGED TO                      BALANCE AT
                                         BEGINNING       CHARGED TO        OTHER                           END OF
                                         OF PERIOD        EXPENSE        ACCOUNTS      DEDUCTIONS(c)       PERIOD
                                       ----------------------------------------------------------------------------
Inventory reserve:
   Year ended December 31, 2001....       $18,727          $2,607            $  663(a)         $(5,202)        $16,795
   Year ended December 31, 2000....        16,043           4,342             3,573(a)(b)       (5,231)         18,727
   Year ended December 31, 1999....        15,851           3,985                49(a)          (3,842)         16,043

----------

a   Includes inventory reserves in connection with certain acquisitions.

b Includes inventory reserves in connection with a restructuring charge taken in 2000.

c Includes a reduction in the inventory reserve due to disposal of inventory

                                INDEX TO EXHIBITS

    The registrant hereby agrees to furnish supplementally to the Commission, upon request, a copy of any omitted schedule to any of the agreements contained herein.

                                                                              PRIOR FILING OR
 EXHIBIT NO.    DESCRIPTION OF EXHIBIT                                        SEQUENTIAL PAGE NUMBER
-------------------------------------------------------------------------------------------------------------------
     2.1        Recapitalization Agreement, dated as of March 27, 1998,       Incorporated by reference to Exhibit
                among Thor Acquisitions L.L.C., WESCO International, Inc.     2.1 to WESCO's Registration Statement
                (formerly known as CDW Holding Corporation) and certain       on Form S-4 (No. 333-43225)
                securityholders of WESCO International, Inc.

     2.2        Purchase Agreement, dated as of May 29, 1998, among WESCO     Incorporated by reference to Exhibit
                International, Inc., WESCO Distribution, Inc., Chase          2.2 to WESCO's Registration Statement
                Securities Inc. and Lehman Brothers, Inc.                     on Form S-4 (No. 333-43225)

     2.3        Asset Purchase Agreement, dated as of September 11, 1998,     Incorporated by reference to Exhibit
                among Bruckner Supply Company, Inc. and WESCO Distribution,   2.01 to WESCO's Current Report on
                Inc.                                                          Form 8-K, dated September 11, 1998

     2.4        Purchase Agreement, dated August 16, 2001, among WESCO        Incorporated by reference to Exhibit
                International, Inc., WESCO Distribution, Inc. and the         2.4 to WESCO's Registration Statement
                Initial Purchasers listed therein.                            on Form S-4 (No. 333-70404)

     3.1        Restated Certificate of Incorporation of WESCO                Incorporated by reference to Exhibit
                International, Inc.                                           3.1 to WESCO's Registration Statement
                                                                              on Form S-4 (No. 333-70404)

     3.2        By-Laws of WESCO International, Inc.                          Incorporated by reference to Exhibit
                                                                              3.2 to WESCO's Registration Statement
                                                                              on Form S-4 (No. 333-70404)

     4.1        Indenture, dated as of June 5, 1998, among WESCO              Incorporated by reference herein to
                International, Inc., WESCO Distribution, Inc. and Bank One,   Exhibit 4.1 to WESCO's Registration
                N.A.                                                          Statement on Form S-4 (No. 333-43225)

     4.2        Form of 9 1/8% Senior Subordinated Note Due 2008, Series A    Incorporated by reference herein to
                (included in Exhibit 4.1).                                    Exhibit 4.2 to WESCO's Registration
                                                                              Statement on Form S-4 (No. 333-43225)

     4.3        Form of 9 1/8% Senior Subordinated Note Due 2008, Series B    Incorporated by reference herein to
                (included in Exhibit 4.1).                                    Exhibit 4.3 to WESCO's Registration
                                                                              Statement on Form S-4 (No. 333-43225)

     4.4        Exchange and Registration Rights Agreement, dated as of       Incorporated by reference herein to
                June 5, 1998, among the Company, WESCO International, Inc.    Exhibit 4.4 to WESCO's Registration
                and the Initial Purchasers (as defined therein).              Statement on Form S-4 (No. 333-43225)

     4.5        Exchange and Registration Rights Agreement, dated as of       Incorporated by reference herein to
                June 5, 1998, among WESCO International, Inc. and the         Exhibit 4.8 to WESCO's Registration
                initial purchasers (as defined therein).                      Statement on Form S-4 (No. 333-43225)

     4.6        Indenture, dated as of August 23, 2001, among WESCO           Incorporated by reference to Exhibit
                International, Inc., WESCO Distribution, Inc. and Bank One    4.6 to WESCO's Registration Statement
                N.A.                                                          on Form S-4 (No. 333-70404)

                                                                              PRIOR FILING OR
 EXHIBIT NO.    DESCRIPTION OF EXHIBIT                                        SEQUENTIAL PAGE NUMBER
-------------------------------------------------------------------------------------------------------------------
     4.7        Exchange and Registration Rights Agreement, dated August      Incorporated by reference to Exhibit
                23, 2001, among WESCO International, Inc., WESCO              4.7 to WESCO's Registration Statement
                Distribution, Inc. and the initial purchasers listed          on Form S-4 (No. 333-70404)
                therein.

     4.8        Form of 9 1/8% Original Senior Subordinated Note Due 2008     Incorporated by reference to Exhibit
                (included in Exhibit 4.6).                                    4.8 to WESCO's Registration Statement
                                                                              on Form S-4 (No. 333-70404)

     4.9        Form of 9 1/8% Exchange Senior Subordinated Note Due 2008     Incorporated by reference to Exhibit
                (included in Exhibit 4.6).                                    4.9 to WESCO's Registration Statement
                                                                              on Form S-4 (No. 333-70404)

     10.1       CDW Holding Corporation Stock Purchase Plan.                  Incorporated by reference herein to
                                                                              Exhibit 10.1 to WESCO's Registration
                                                                              Statement on Form S-4 (No. 333-43225)

     10.2       Form of Stock Subscription Agreement.                         Incorporated by reference herein to
                                                                              Exhibit 10.2 to WESCO's Registration
                                                                              Statement on Form S-4 (No. 333-43225)

     10.3       CDW Holding Corporation Stock Option Plan.                    Incorporated by reference herein to
                                                                              Exhibit 10.3 to WESCO's Registration
                                                                              Statement on Form S-4 (No. 333-43225)

     10.4       Form of Stock Option Agreement.                               Incorporated by reference herein to
                                                                              Exhibit 10.4 to WESCO's Registration
                                                                              Statement on Form S-4 (No. 333-43225)

     10.5       CDW Holding Corporation Stock Option Plan for Branch          Incorporated by reference herein to
                Employees.                                                    Exhibit 10.5 to WESCO's Registration
                                                                              Statement on Form S-4 (No. 333-43225)

     10.6       Form of Branch Stock Option Agreement.                        Incorporated by reference herein to
                                                                              Exhibit 10.6 to WESCO's Registration
                                                                              Statement on Form S-4 (No. 333-43225)

     10.7       Non-Competition Agreement, dated as of February 28, 1996,     Incorporated by reference herein to
                between Westinghouse, WESCO International, Inc. and WESCO     Exhibit 10.8 to WESCO's Registration
                Distribution, Inc.                                            Statement on Form S-4 (No. 333-43225)


     10.8       Lease, dated as of May 24, 1995, as amended by Amendment      Incorporated by reference herein to
                One, dated as of June 1995, and by Amendment Two, dated as    Exhibit 10.10 to WESCO's Registration
                of December 24, 1995, by and between WESCO Distribution,      Statement on Form S-4 (No. 333-43225)
                Inc. as Tenant and Opal Investors, L.P. and Mural GEM
                Investors as Landlord.

     10.9       Lease, dated as of April 1, 1992, as renewed by Letter of     Incorporated by reference herein to
                Notice of Intent to Renew, dated as of December 13, 1996,     Exhibit 10.11 to WESCO's Registration
                by and between the Company as successor in interest to        Statement on Form S-4 (No. 333-43225)
                Westinghouse Electric Corporation as tenant and Utah
                State Retirement Fund as Landlord.

    10.10       Lease, dated as of September 4, 1997, between WESCO           Incorporated by reference herein to
                Distribution, Inc. as Tenant and The Buncher Company as       Exhibit 10.12 to WESCO's Registration
                Landlord.                                                     Statement on Form S-4 (No. 333-43225)

                                                                              PRIOR FILING OR
 EXHIBIT NO.    DESCRIPTION OF EXHIBIT                                        SEQUENTIAL PAGE NUMBER
-------------------------------------------------------------------------------------------------------------------
    10.11       Lease, dated as of March 1995, by and between WESCO           Incorporated by reference herein to
                Distribution-Canada, Inc. as Tenant and Atlantic              Exhibit 10.13 to WESCO's Registration
                Construction, Inc. as Landlord.                               Statement on Form S-4 (No. 333-43225)

    10.12       Amended and Restated Registration and Participation           Incorporated by reference herein to
                Agreement, dated as of June 5, 1998, among WESCO              Exhibit 10.19 to WESCO's Registration
                International, Inc. and certain securityholders of WESCO      Statement on Form S-4 (No. 333-43225)
                International, Inc. named therein.
    10.13       Employment Agreement between WESCO Distribution, Inc. and     Incorporated by reference herein to
                Roy W. Haley.                                                 Exhibit 10.20 to WESCO's Registration
                                                                              Statement on Form S-4 (No. 333-43225)

    10.14       WESCO International, Inc. 1998 Stock Option Plan.             Incorporated by reference to Exhibit
                                                                              10.1 to WESCO's Quarterly Report on
                                                                              Form 10-Q for the quarter ended
                                                                              September 30, 1998

    10.15       Form of Management Stock Option Agreement.                    Incorporated by reference to Exhibit
                                                                              10.2 to WESCO's Quarterly Report on
                                                                              Form 10-Q for the quarter ended
                                                                              September 30, 1998

    10.16       1999 Deferred Compensation Plan for Non-Employee Directors.   Incorporated by reference to Exhibit
                                                                              10.22 to WESCO's Annual Report on
                                                                              Form 10-K for the year ended December
                                                                              31, 1998

    10.17       Credit Agreement, dated as of June 29, 1999, among WESCO      Incorporated by reference to Exhibit
                Distribution Inc., WESCO Distribution-Canada, Inc., WESCO     10.1 to WESCO's Quarterly Report on
                International, Inc. and the Lenders identified therein.       Form 10-Q for the quarter ended June
                                                                              30, 1999

    10.18       Amendment, dated as of December 20, 2000, to the Credit       Incorporated by reference to Exhibit
                Agreement, dated as of June 29, 1999, among WESCO             10.24 to WESCO's Annual Report on
                Distribution, Inc., WESCO Distribution-Canada, Inc., WESCO    Form 10-K for the year ended December
                International, Inc. and the Lenders identified therein.       31, 2000

    10.19       Amendment, dated as of August 3, 2001, to the Credit          Incorporated by reference to Exhibit
                Agreement, dated as of June 29, 1999, among WESCO             10.19 to WESCO's Registration
                Distribution, Inc., WESCO Distribution-Canada, Inc., WESCO    Statement on Form S-4 (No. 333-70404)
                International, Inc. and the Lenders identified therein.

                                                                              PRIOR FILING OR
 EXHIBIT NO.    DESCRIPTION OF EXHIBIT                                        SEQUENTIAL PAGE NUMBER
-------------------------------------------------------------------------------------------------------------------
    10.20       Credit Agreement, dated as of March 19, 2002, among WESCO     Filed herewith
                Distribution Inc., the other Credit Parties signatory
                thereto, General Electric Capital Corporation, The CIT
                Group/Business Credit, Inc., Fleet Capital Corporation and
                the other Lenders signatory thereto.

    10.21       Intercreditor Agreement, dated as of March 19, 2002, among    Filed herewith
                PNC Bank, National Association, General Electric Capital
                Corporation, WESCO Receivables Corp., WESCO Distribution,
                Inc., Fifth Third Bank, N.A., Mellon Bank, N.A., The Bank
                of Nova Scotia, Herning Enterprises, Inc. and WESCO Equity
                Corporation.


    10.22       Receivables Purchase Agreement, dated as of June 30, 1999,    Incorporated by reference to Exhibit
                among WESCO Receivables Corp., WESCO Distribution, Inc.,      10.2 to WESCO's Quarterly Report on
                Market Street Capital Corp. and PNC Bank, National            Form 10-Q for the quarter ended June
                Association.                                                  30, 1999

    10.23       Amended and Restated Receivables Purchase Agreement, dated    Incorporated by reference to Exhibit
                as of September 28, 1999, among WESCO Receivables Corp.,      10.1 to WESCO's Quarterly Report on
                WESCO Distribution, Inc. and PNC Bank, National               Form 10-Q for the quarter ended
                Association.                                                  September 30, 1999

    10.24       1999 Long-Term Incentive Plan.                                Incorporated by reference to Exhibit
                                                                              10.22 to WESCO's Registration
                                                                              Statement on Form S-1 (No. 333-73299)

     21.1       Subsidiaries of WESCO.                                        Incorporated by reference to Exhibit
                                                                              21.1 to WESCO's Registration
                                                                              Statement on Form S-4 (No. 333-70404)

     23.1       Consent of PricewaterhouseCoopers LLP, Independent            Filed herewith
                Accountants.