Form 10-Q
period 2002-03-31
WESCO INTERNATIONAL INC
filed 2002-05-15
CIK 929008

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

                  For the quarterly period ended MARCH 31, 2002

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
          Yes X     No   .
             ----    -----

         As of April 30, 2002, WESCO International, Inc. had 40,334,870 shares and 4,653,131 shares of common stock and Class B common stock outstanding, respectively.

===============================================================================

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q



                                TABLE OF CONTENTS


                                                                                                          Page
------------------------------------------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

       ITEM 1.  Financial Statements
                   Condensed Consolidated Balance Sheets as of March 31, 2002 (unaudited) and December
                      31, 2001.........................................................................     2
                   Condensed Consolidated Statements of Operations for the three months ended March
                      31, 2002 and 2001 (unaudited) ...................................................     3
                   Condensed Consolidated Statements of Cash Flows for the three months ended March
                      31, 2002 and 2001 (unaudited) ...................................................     4
                   Notes to Condensed Consolidated Financial Statements (unaudited) ...................     5

       ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..    14

       ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.............................    17


PART II - OTHER INFORMATION

       ITEM 6.  Exhibits and Reports on Form 8-K.......................................................    18

                Signatures.............................................................................    19



------------------------------------------------------------------------------------------------------------------



                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                 MARCH 31   DECEMBER 31
       Dollars in thousands, except share data                                                       2002          2001
       -------------------------------------------------------------------------------------------------------------------
                                                                                                      (UNAUDITED)
                                              ASSETS
       CURRENT ASSETS:
           Cash and cash equivalents........................................................      $28,661   $    75,057
           Trade accounts receivable, net of allowance for doubtful
              accounts of $11,340 and $11,816 in 2001 and 2000,
              respectively (NOTE 5) ........................................................      233,369       217,920
           Other accounts receivable........................................................       24,470        26,413
           Inventories, net.................................................................      372,780       380,022
           Income taxes receivable .........................................................        4,134         3,643
           Prepaid expenses and other current assets........................................        6,484         6,639
           Deferred income taxes ...........................................................        7,961         8,341
                                                                                              ----------------------------
              Total current assets..........................................................      677,859       718,035

       Property, buildings and equipment, net ..............................................      116,685       120,599
       Goodwill.............................................................................      311,393       311,073
       Other assets.........................................................................       10,140         8,251
                                                                                              ----------------------------
              Total assets..................................................................   $1,116,077    $1,157,958
                                                                                              ============================

                               LIABILITIES AND STOCKHOLDERS' EQUITY
       CURRENT LIABILITIES:
           Accounts payable.................................................................     $364,925      $469,107
           Accrued payroll and benefit costs................................................        9,839        16,480
           Current portion of long-term debt................................................        5,530         5,530
           Other current liabilities........................................................       48,637        38,362
                                                                                              ----------------------------
              Total current liabilities.....................................................      428,931       529,479

       Long-term debt (NOTE 8) .............................................................      504,187       446,436
       Other noncurrent liabilities.........................................................        8,068        10,086
       Deferred income taxes ...............................................................       26,223        27,306
                                                                                              ----------------------------
              Total liabilities.............................................................      967,409     1,013,307

       Commitments and contingencies

       STOCKHOLDERS' EQUITY:
           Preferred stock, $.01 par value; 20,000,000 shares authorized, no shares
             issued or outstanding..........................................................           --            --
           Common stock, $.01 par value; 210,000,000 shares authorized, 44,325,938 and
              44,269,810 shares issued in 2002 and 2001, respectively.......................          444           443
           Class B nonvoting convertible common stock, $.01 par value; 20,000,000
              shares authorized, 4,653,131 issued in 2002 and 2001..........................           46            46
           Additional capital...............................................................      570,225       569,997
           Retained earnings (deficit) .....................................................     (386,082)     (389,919)
           Treasury stock, at cost; 4,032,648 shares in 2002 and 2001.......................      (33,852)      (33,852)
           Accumulated other comprehensive income (loss) ...................................       (2,113)       (2,064)
                                                                                              ----------------------------
              Total stockholders' equity....................................................      148,668       144,651
                                                                                              ----------------------------
              Total liabilities and stockholders' equity....................................   $1,116,077    $1,157,958
                                                                                              ============================



          The accompanying notes are an integral part of the condensed consolidated financial statements.

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                                                    THREE MONTHS
                                                                                                   ENDED MARCH 31
In thousands, except share data                                                                     2002       2001
--------------------------------------------------------------------------------------------- ------------ ------------

Net sales ..............................................................................        $808,917     $928,057
Cost of goods sold .....................................................................         663,273      760,938
                                                                                              -------------------------
    Gross profit........................................................................         145,644      167,119

Selling, general and administrative expenses............................................         122,069      136,825
Depreciation and amortization...........................................................           5,162        7,363
                                                                                              -------------------------
    Income from operations..............................................................          18,413       22,931

Interest expense, net...................................................................          10,944       10,997
Other expense...........................................................................           1,427        6,065
                                                                                              -------------------------
    Income before income taxes and extraordinary item...................................           6,042        5,869

Provision for income taxes..............................................................           1,526        2,377
                                                                                              -------------------------
    Income before extraordinary item....................................................           4,516        3,492

Extraordinary item, net of tax..........................................................            (679)          --
                                                                                              -------------------------
    Net income..........................................................................          $3,837       $3,492
                                                                                              =========================

Earnings per share:
Basic:
    Income before extraordinary item....................................................           $0.10        $0.08
    Extraordinary item..................................................................           (0.02)          --
                                                                                              -------------------------
    Net income .........................................................................           $0.08        $0.08
                                                                                              =========================

Diluted:
    Income before extraordinary item....................................................           $0.10        $0.07
    Extraordinary item..................................................................           (0.02)          --
                                                                                              -------------------------
    Net income .........................................................................           $0.08        $0.07
                                                                                              =========================


           The accompanying notes are an integral part of the condensed consolidated financial statements.

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                                       THREE MONTHS ENDED
                                                                                                            MARCH 31
In thousands                                                                                           2002          2001
----------------------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES:
Net income................................................................................        $   3,837     $   3,492
Adjustments to reconcile net income to net cash (used) provided by operating activities:
     Extraordinary item, net of tax benefits..............................................              679            --
     Depreciation and amortization........................................................            5,162         7,363
     Accretion of original issue and amortization of purchase discounts...................              743           287
     Amortization of debt issuance costs and interest rate caps...........................              219           179
     Deferred income taxes ...............................................................             (703)        2,762
     Gain on the sale of property, buildings and equipment................................             (303)           --
     Changes in assets and liabilities, excluding the effects of acquisitions:
       Change in receivables facility.....................................................          (39,200)           --
       Trade and other receivables........................................................           25,694        29,303
       Inventories........................................................................            7,242        (9,580)
       Prepaid expenses and other current assets..........................................             (243)       (3,033)
       Other assets.......................................................................              (81)         (136)
       Accounts payable...................................................................         (104,182)       (5,502)
       Accrued payroll and benefit costs..................................................           (6,641)      (10,373)
       Other current and noncurrent liabilities...........................................            9,555         4,495
                                                                                                 ---------------------------
          Net cash (used) provided by operating activities................................          (98,222)       19,257

INVESTING ACTIVITIES:
Capital expenditures......................................................................           (1,497)       (2,433)
Acquisitions..............................................................................               --       (41,413)
Proceeds from the sale of property, buildings and equipment...............................              755            --
                                                                                                 ---------------------------
          Net cash used by investing activities...........................................             (742)      (43,846)

FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt..................................................          283,456       178,646
Repayments of long-term debt..............................................................         (228,048)     (172,133)
Debt issuance costs.......................................................................           (2,976)           --
Proceeds from the exercise of stock options...............................................              136           140
                                                                                                 ---------------------------
          Net cash provided by financing activities.......................................           52,568         6,653

     Net change in cash and cash equivalents..............................................          (46,396)      (17,936)
     Cash and cash equivalents at the beginning of period.................................           75,057        21,079
                                                                                                 ---------------------------
     Cash and cash equivalents at the end of period.......................................        $  28,661    $    3,143
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


2.       ACCOUNTING POLICIES

Basis of Presentation

         The unaudited condensed consolidated financial statements include the accounts of WESCO and all of its subsidiaries and have been prepared in accordance with Rule 10-01 of the Securities and Exchange Commission. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in WESCO's 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

         The unaudited condensed consolidated balance sheet as of March 31, 2002, the unaudited condensed consolidated statements of operations for the three months ended March 31, 2002 and the unaudited condensed consolidated statements of cash flows for the three months ended March 31 2002, in the opinion of management, have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of the results of the interim periods. All adjustments reflected in the condensed consolidated financial statements are of a normal recurring nature. Results for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Recent Accounting Pronouncements

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes SFAS No. 121. This statement retains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and measurement of long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. This statement was adopted by WESCO as of January 1, 2002. The adoption of this statement did not have a material impact on the results of operations or financial position of WESCO.

3.       GOODWILL AND INTANGIBLE ASSETS

         Effective January 1, 2002, WESCO adopted SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 141, all business combinations are accounted for under the purchase method. Under SFAS No. 142, goodwill is no longer amortized, but will be reduced if it is found to be impaired. Goodwill is tested for impairment annually or more frequently when events or circumstances occur indicating that goodwill might be impaired. As required by this statement, management is currently evaluating its goodwill for impairment but has not yet fully completed its analysis. However, WESCO does not expect to have a transitional impairment.

     In conformity with SFAS No. 142, the results of prior periods have not been restated. The following is a reconciliation of WESCO's income before extraordinary item, net income and earnings per share for the three months ended March 31, 2002 and March 31, 2001.


                                                                                  THREE MONTHS
                                                                                 ENDED MARCH 31
             In thousands, except per share data                                2002         2001
             ----------------------------------------------------------------------------------------

             Reported income before extraordinary item....................      $4,516       $3,492
             Add: Goodwill amortization, net of tax ......................          --        1,666
                                                                            -------------------------
             Adjusted income before extraordinary item....................      $4,516       $5,158

             Basic earnings per share:
                 Reported income before extraordinary item................      $ 0.10       $ 0.08
                 Goodwill amortization, net of tax per basic share........          --         0.04
                                                                            -------------------------
                 Adjusted income before extraordinary item................      $ 0.10       $ 0.12
                                                                            =========================

             Diluted earnings per share:
                 Reported income before extraordinary item................      $ 0.10       $ 0.07
                 Goodwill amortization, net of tax per diluted share......          --         0.04
                                                                            -------------------------
                 Adjusted income before extraordinary item................      $ 0.10       $ 0.11
                                                                            =========================



                                                                                  THREE MONTHS
                                                                                 ENDED MARCH 31
             In thousands, except per share data                                2002         2001
             ----------------------------------------------------------------------------------------

             Reported net income..........................................      $3,837       $3,492
             Add:  Goodwill amortization, net of tax .....................          --        1,666
                                                                            -------------------------
             Adjusted net income..........................................      $3,837       $5,158

             Basic earnings per share:
                 Reported net income .....................................      $ 0.08       $ 0.08
                 Goodwill amortization, net of tax per basic share........          --         0.04
                                                                            -------------------------
                 Adjusted net income......................................      $ 0.08       $ 0.12
                                                                            =========================

             Diluted earnings per share:
                 Reported net income......................................      $ 0.08       $ 0.07
                 Goodwill amortization, net of tax per diluted share......          --         0.04
                                                                            -------------------------
                 Adjusted net income......................................      $ 0.08       $ 0.11
                                                                            =========================



4.       EARNINGS PER SHARE

         The following table sets forth the details of basic and diluted earnings per share before extraordinary item:


                                                                    THREE MONTHS ENDED MARCH 31
               Dollars in thousands, except per share amounts             2002           2001
               ---------------------------------------------------------------------------------
               Income before extraordinary item                           $4,516         $3,492
                                                                    =============================
               Weighted average common shares outstanding used in
                  computing basic earnings per share                  44,897,981     44,806,653
               Common shares issuable upon exercise of
                  dilutive stock options                               1,759,198      2,249,584
                                                                    -----------------------------
               Weighted average common shares outstanding and
                  common share equivalents used in computing
                  diluted earnings per share                          46,657,179     47,056,237
                                                                    =============================

               Earnings per share before extraordinary item:
                  Basic                                                    $0.10          $0.08
                  Diluted                                                  $0.10          $0.07
               ----------------------------------------------------------------------------------


5.       ACCOUNTS RECEIVABLE SECURITIZATION

         Under its accounts receivable securitization program ("Receivables Facility"), WESCO sells, on a continuous basis, to WESCO Receivables Corporation, a wholly-owned, special purpose company ("SPC"), an undivided interest in all domestic accounts receivable. The SPC sells without recourse to a third-party conduit all the eligible receivables while maintaining a subordinated interest, in the form of overcollateralization, in a portion of the receivables. WESCO has agreed to continue servicing the sold receivables for the financial institution at market rates; accordingly, no servicing asset or liability has been recorded.

         As of March 31, 2002 and December 31, 2001, securitized accounts receivable totaled approximately $359 million and $398 million, respectively, of which the subordinated retained interest was approximately $65 million in both periods. Accordingly, approximately $294 million and $333 million of accounts receivable balances were removed from the consolidated balance sheets at March 31, 2002 and December 31, 2001, respectively. WESCO reduced its accounts receivable securitization program by $39.2 million in 2002. Costs associated with the Receivables Facility totaled $1.5 million and $6.1 million for the three months ended March 31, 2002 and March 31, 2001, respectively. These amounts are recorded as other expenses in the consolidated statements of operations and are primarily related to the discount and loss on the sale of accounts receivables, partially offset by related servicing revenue.

         The key economic assumptions used to measure the retained interest at the date of the securitization for securitizations completed in 2002 were a discount rate of 2% and an estimated life of 1.5 months. At March 31, 2002, an immediate adverse change in the discount rate or estimated life of 10% and 20% would result in a reduction in the fair value of the retained interest of $0.1 million and $0.3 million, respectively. These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this example, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another.

6.       COMPREHENSIVE INCOME

         The following table sets forth comprehensive income and its components:


                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31
               In thousands                                                   2002        2001
               ----------------------------------------------------------------------------------
               Net income                                                 $3,837        $3,492
               Foreign currency translation adjustment                       (49)         (572)
                                                                      ----------------------------
               Comprehensive income                                       $3,788        $2,920
               -----------------------------------------------------------------------------------


7.       CASH FLOW STATEMENT

         Supplemental cash flow information with respect to acquisitions was as follows:


                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31
               In thousands                                                   2002        2001
               ----------------------------------------------------------------------------------
               Details of acquisitions:
                  Fair value of assets acquired                               $ --       $61,678
                  Liabilities assumed                                           --       (15,265)
                  Deferred acquisition payable                                  --        (5,000)
                                                                      ---------------------------
               Cash paid for acquisitions                                     $ --       $41,413
               ----------------------------------------------------------------------------------


8.       LONG-TERM DEBT

         In March 2002, WESCO Distribution, Inc. entered into a $290 million revolving credit agreement that is collateralized by substantially all inventory owned by WESCO and also by the accounts receivable of WESCO Distribution Canada, Inc. Availability under the agreement, which matures in 2007, is limited to the amount of eligible inventory and Canadian receivables applied against certain advance rates. Proceeds from this agreement were used to retire WESCO Distribution, Inc.'s existing revolving credit facility. Interest on this new facility is at LIBOR plus a margin that will range between 2.0% to 2.75% depending upon the amount of excess availability under the facility. As long as the average daily excess availability for both the preceding and projected succeeding 90 day period is greater than $50 million, WESCO would be permitted to make acquisitions and repurchase outstanding public stock and bonds.

         The above permitted transactions would also be allowed if such excess availability is between $25 million and $50 million and WESCO's fixed charge coverage ratio, as defined by the agreement, is at least 1.25 to 1.0 after taking into consideration the permitted transaction. Additionally, if WESCO's excess availability under the agreement is less than $50 million, WESCO must maintain a fixed charge coverage ratio of 1.1 to 1.0.

9.       INCOME TAXES

         The following table sets forth the reconciliation between the federal statutory income tax rate and the effective rate:
                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                      -------------------------
                                                          2002         2001
                                                      -------------------------
Federal statutory rate...............................     35.0%        35.0%
State taxes, net of federal tax benefit..............      1.4          1.4
Nondeductible expenses...............................      1.7          4.1
Foreign taxes........................................     (0.8)         0.7
Remeasurement of deferred taxes(1)...................    (11.5)          --
Other(2).............................................     (0.6)        (0.7)
                                                      -------------------------
                                                          25.2%        40.5%
                                                      =========================
-------------------------------------

(1) Deferred taxes were remeasured during the current quarter reflecting the cumulative impact of a change in the expected tax rate that will be applicable when the deferred tax items reverse.

(2) Includes the impact of adjustments for certain tax liabilities and the effect of differences between the recorded provision and the final filed tax return for the prior year.

10.      OTHER FINANCIAL INFORMATION (UNAUDITED)

         WESCO Distribution, Inc. has issued $400 million of 9 1/8% senior subordinated notes. The senior subordinated notes are fully and unconditionally guaranteed by WESCO International, Inc. on a subordinated basis to all existing and future senior indebtedness of WESCO International, Inc. Condensed consolidating financial information for WESCO International, Inc., WESCO Distribution, Inc. and the non-guarantor subsidiaries are as follows:

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS


                                                                         MARCH 31, 2002
                                       ---------------------------------------------------------------------------------------
                                                                           (IN THOUSANDS)

                                           WESCO                                            Consolidating
                                       International,       WESCO          Non-Guarantor   and Eliminating
                                           Inc.       Distribution, Inc.   Subsidiaries        Entries         Consolidated
                                       -------------------------------------------------------------------------------------
Cash and cash equivalents............     $      2         $       --        $ 74,863        $   (46,204)     $   28,661
Trade accounts receivable............           --             45,875         187,494                 --         233,369
Inventories..........................           --            331,524          41,256                 --         372,780
Other current assets.................           --             35,548          23,499            (15,998)         43,049
                                       -------------------------------------------------------------------------------------
   Total current assets..............            2            412,947         327,112            (62,202)        677,859
Intercompany receivables, net........           --            334,318              --           (334,318)             --
Property, buildings and equipment,
   net..............................            --             46,913          69,772                 --         116,685
Goodwill                                        --            272,281          39,112                 --         311,393
Investments in affiliates and other
   noncurrent assets.................      374,333            291,238           2,744           (658,175)         10,140
                                       -------------------------------------------------------------------------------------
   Total assets......................     $374,335         $1,357,697        $438,740        $(1,054,695)     $1,116,077
                                       =====================================================================================

Accounts payable.....................     $     --         $  404,134        $  6,995        $   (46,204)     $  364,925
Other current liabilities............           --             44,130          35,874            (15,998)         64,006
                                       -------------------------------------------------------------------------------------
   Total current liabilities.........           --            448,264          42,869            (62,202)        428,931
Intercompany payables, net...........      223,555                 --         110,763           (334,318)             --
Long-term debt.......................           --            504,187              --                 --         504,187
Other noncurrent liabilities.........           --             30,913           3,378                 --          34,291
Stockholders' equity.................      150,780            374,333         281,730           (658,175)        148,668
                                       -------------------------------------------------------------------------------------
   Total liabilities and
   stockholders' equity..............     $374,335         $1,357,697        $438,740        $(1,054,695)     $1,116,077
                                       =====================================================================================





                                                                       DECEMBER 31, 2001
                                       ---------------------------------------------------------------------------------------
                                                                           (IN THOUSANDS)

                                           WESCO                                            Consolidating
                                       International,       WESCO          Non-Guarantor   and Eliminating
                                           Inc.       Distribution, Inc.   Subsidiaries        Entries         Consolidated
                                       -------------------------------------------------------------------------------------
Cash and cash equivalents............     $      2         $   17,877        $ 57,178          $      --      $   75,057
Trade accounts receivable............           --             45,873         172,047                 --         217,920
Inventories..........................           --            341,597          38,425                 --         380,022
Other current assets.................           --             50,514          24,481            (29,959)         45,036
                                       -------------------------------------------------------------------------------------
   Total current assets..............            2            455,861         292,131            (29,959)        718,035
Intercompany receivables, net........           --            290,021              --           (290,021)             --
Property, buildings and equipment,
   net...............................           --             49,330          71,269                 --         120,599
Goodwill.............................           --            272,281          38,792                 --         311,073
Investments in affiliates and other
   noncurrent assets.................      372,598            276,886           2,869           (644,102)          8,251
                                       -------------------------------------------------------------------------------------
   Total assets......................     $372,600         $1,344,379        $405,061          $(964,082)     $1,157,958
                                       =====================================================================================

Accounts payable.....................     $     --         $  450,107        $ 19,000          $      --      $  469,107
Other current liabilities............           --             53,858          36,473            (29,959)         60,372
                                       -------------------------------------------------------------------------------------
   Total current liabilities.........           --            503,965          55,473            (29,959)        529,479
Intercompany payables, net...........      225,886                 --          64,135           (290,021)             --
Long-term debt.......................           --            433,808          12,628                 --         446,436
Other noncurrent liabilities.........           --             34,008           3,384                 --          37,392
Stockholders' equity.................      146,714            372,598         269,441           (644,102)        144,651
                                       -------------------------------------------------------------------------------------
   Total liabilities and
     stockholders' equity............     $372,600         $1,344,379        $405,061          $(964,082)     $1,157,958
                                       =====================================================================================


                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS


                                                               THREE MONTHS ENDED MARCH 31, 2002
                                       ---------------------------------------------------------------------------------------
                                                                         (IN THOUSANDS)
                                           WESCO                                            Consolidating
                                       International,       WESCO          Non-Guarantor   and Eliminating
                                           Inc.       Distribution, Inc.   Subsidiaries        Entries         Consolidated
                                       -------------------------------------------------------------------------------------
Net sales............................       $   --           $704,320        $104,597         $     --          $808,917
Cost of goods sold...................           --            577,775          85,498               --           663,273
Selling, general and administrative
   expenses..........................           --            105,837          16,232               --           122,069
Depreciation and amortization........           --              4,339             823               --             5,162
Results of affiliates' operations....        1,735             12,338              --          (14,073)               --
Interest expense (income), net.......       (3,214)            14,302            (144)              --            10,944
Other (income) expense...............           --             18,055         (16,628)              --             1,427
Provision for income taxes...........        1,112             (6,021)          6,435               --             1,526
                                       -------------------------------------------------------------------------------------
Income (loss) before extraordinary
   item..............................        3,837              2,371          12,381          (14,073)            4,516
Extraordinary item, net of tax
   benefit...........................           --               (636)            (43)              --              (679)
                                       -------------------------------------------------------------------------------------
   Net income (loss).................       $3,837           $  1,735        $ 12,338         $(14,073)         $  3,837
                                       =====================================================================================



                                                               THREE MONTHS ENDED MARCH 31, 2001
                                       ---------------------------------------------------------------------------------------
                                                                         (IN THOUSANDS)
                                           WESCO                                            Consolidating
                                       International,       WESCO          Non-Guarantor   and Eliminating
                                           Inc.       Distribution, Inc.   Subsidiaries        Entries         Consolidated
                                       ---------------------------------------------------------------------------------------
Net sales............................       $   --           $825,930        $102,127         $     --          $928,057
Cost of goods sold...................           --            677,998          82,940               --           760,938
Selling, general and administrative
   expenses..........................           --            120,027          16,798               --           136,825
Depreciation and amortization........           --              6,433             930               --             7,363
Results of affiliates' operations....        2,074             15,430              --          (17,504)               --
Interest expense (income), net.......       (2,182)            16,126          (2,947)              --            10,997
Other (income) expense...............           --             26,083         (20,018)              --             6,065
Provision for income taxes...........          764             (7,381)          8,994               --             2,377
                                       ---------------------------------------------------------------------------------------

   Net income (loss).................       $3,492           $  2,074        $ 15,430         $(17,504)         $  3,492
                                       =======================================================================================


                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS


                                                               THREE MONTHS ENDED MARCH 31, 2002
                                                                         (IN THOUSANDS)
                                           WESCO                                            Consolidating
                                       International,       WESCO          Non-Guarantor   and Eliminating
                                           Inc.       Distribution, Inc.   Subsidiaries        Entries         Consolidated
                                       -------------------------------------------------------------------------------------
Net cash provided (used) by
   operating activities..............      $ 2,195       $(84,522)            $30,309         $(46,204)         $(98,222)
Investing activities:
   Capital expenditures..............           --         (1,450)                (47)              --            (1,497)
   Proceeds from sale of property....           --            755                  --               --               755
                                       -------------------------------------------------------------------------------------
   Net cash used in investing
     activities......................           --           (695)                (47)              --              (742)
Financing activities:
   Net borrowings (repayments) ......       (2,331)        70,316             (12,577)              --            55,408
   Equity transactions...............          136             --                  --               --               136
   Other.............................           --         (2,976)                 --               --            (2,976)
                                       -------------------------------------------------------------------------------------
   Net cash (used in) provided by
     financing activities............       (2,195)        67,340             (12,577)              --            52,568
                                       -------------------------------------------------------------------------------------
Net change in cash and cash
   equivalents.......................           --        (17,877)             17,685          (46,204)          (46,396)
Cash and cash equivalents at
   beginning of year.................            2         17,877              57,178               --            75,057
                                       -------------------------------------------------------------------------------------
Cash and cash equivalents at end of
   period............................      $     2       $     --             $74,863         $(46,204)         $ 28,661
                                       ======================================================================================




                                                               THREE MONTHS ENDED MARCH 31, 2001
                                                                         (IN THOUSANDS)
                                           WESCO                                            Consolidating
                                       International,       WESCO          Non-Guarantor   and Eliminating
                                           Inc.       Distribution, Inc.   Subsidiaries        Entries         Consolidated
                                       -------------------------------------------------------------------------------------
Net cash provided (used) by
   operating activities..............      $ 2,257       $(22,940)            $79,693         $(39,753)         $ 19,257
Investing activities:
   Capital expenditures..............           --         (1,899)               (534)              --            (2,433)
   Acquisitions......................           --             --             (41,413)              --           (41,413)
                                       -------------------------------------------------------------------------------------
   Net cash used in investing
     activities......................           --         (1,899)            (41,947)              --           (43,846)
Financing activities:
   Net borrowings (repayments) ......       (2,397)         9,928              (1,018)              --             6,513
   Equity transactions...............          140             --                  --               --               140
                                       -------------------------------------------------------------------------------------
   Net cash (used in) provided by
     financing activities............       (2,257)         9,928              (1,018)              --             6,653
                                       -------------------------------------------------------------------------------------
Net change in cash and cash
   equivalents.......................           --        (14,911)             36,728          (39,753)          (17,936)
Cash and cash equivalents at
   beginning of year.................           10         14,911                  --            6,158            21,079
                                       -------------------------------------------------------------------------------------
Cash and cash equivalents at end of
   period............................      $    10       $     --             $36,728         $(33,595)         $  3,143
                                       =====================================================================================


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the information in the unaudited condensed consolidated financial statements and notes thereto included herein and WESCO International Inc.'s Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in its 2001 Annual Report on Form 10-K.

GENERAL
         WESCO is a full-line distributor of electrical supplies and equipment and is a provider of integrated supply procurement services. WESCO currently operates over 350 branch locations and five distribution centers in the United States, Canada, Mexico, Puerto Rico, Guam, the United Kingdom, Nigeria, Singapore and Venezuela. WESCO serves over 100,000 customers worldwide, offering over 1,000,000 products from over 24,000 suppliers. WESCO's diverse customer base includes a wide variety of industrial companies; contractors for industrial, commercial and residential projects; utility companies, and commercial, institutional and governmental customers. Approximately 90% of WESCO's net sales are generated from operations in the U.S., 9% from Canada and the remainder from other countries.

RECENT DEVELOPMENTS
         Recent developments affecting the results of operations and financial position of WESCO include the following:

         In March 2002, WESCO Distribution, Inc. entered into a $290 million revolving credit agreement that is collateralized by substantially all inventory owned by WESCO and also by the accounts receivable of WESCO Distribution Canada, Inc. Availability under the agreement, which matures in 2007, is limited to the amount of eligible inventory and Canadian receivables applied against certain advance rates. Proceeds from this agreement were used to retire WESCO Distribution, Inc.'s existing revolving credit facility. Interest on this new facility is at LIBOR plus a margin that will range between 2.0% to 2.75% depending upon the amount of excess availability under the facility. As long as the average daily excess availability for both the preceding and projected succeeding 90 day period is greater than $50 million, WESCO would be permitted to make acquisitions and repurchase outstanding public stock and bonds.

         The above permitted transactions would also be allowed if such excess availability is between $25 million and $50 million and WESCO's fixed charge coverage ratio, as defined by the agreement, is at least 1.25 to 1.0 after taking into consideration the permitted transaction. Additionally, if WESCO's average excess availability under the agreement is less than $50 million, WESCO must maintain a fixed charge coverage ratio of 1.1 to 1.0.

         At March 31, 2002, amounts available under the agreement were approximately $47.4 million, the average daily excess availability was over $50 million and WESCO was in compliance with all covenants of the new facility.

RESULTS OF OPERATIONS
First Quarter of 2002 versus First Quarter of 2001

         The following table sets forth the percentage relationship to net sales of certain items in WESCO's condensed consolidated statements of operations for the periods presented:


                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31
                                                                                    2002        2001
               -----------------------------------------------------------------------------------------
               Net sales                                                        100.0%         100.0%
               Gross profit                                                      18.0           18.0
               Selling, general and administrative expenses                      15.1           14.7
               Depreciation and amortization                                      0.6            0.8
                                                                                  ---           ----
                   Income from operations                                         2.3            2.5
               Interest expense                                                   1.4            1.2
               Other expense                                                      0.2            0.7
                                                                                  ---           ----
                   Income before income taxes and extraordinary item              0.7            0.6
               Provision for income taxes                                         0.1            0.2
                                                                                  ---            ---
                   Extraordinary item, net of tax benefits                       (0.1)            --
                                                                                 -----           ---
                   Net income                                                     0.5%           0.4%
                                                                                  ====           ====


         Net Sales. Net sales in the first quarter of 2002 decreased $119.2 million to $808.9 million compared with $928.1 million in the prior year quarter, primarily due to decreases attributable to WESCO's core business. Core business net sales decreased approximately 13.6% from the prior year quarter.

         Gross Profit. Gross profit for the first quarter of 2002 decreased $21.5 million to $145.6 million from $167.1 million in the first quarter of 2001 due principally to the decline in net sales. Gross profit margin was 18.0% in both the first quarter of 2002 and 2001. In 2002, billing margins increased approximately 20 basis points but were offset by lower levels of supplier rebates and cash discounts when compared with the prior year.

         Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses decreased $14.8 million, or 10.8%, to $122.1 million. SG&A expenses associated with WESCO's core business decreased $16.6 million. The decrease was due principally to compensation and benefit program expense reductions in the quarter to quarter comparison. Permanent employee headcount has been reduced approximately 10% compared to the prior year first quarter. As a percentage of sales, SG&A expenses increased to 15.1% compared with 14.7% in the prior year quarter reflecting the negative leverage of lower sales volume.

         Depreciation and Amortization. Depreciation and amortization decreased $2.2 million to $5.2 million reflecting the discontinuation of goodwill amortization based on WESCO's adoption of SFAS 142. Depreciation and amortization expense in 2001 included $2.8 million for amortization of goodwill. Capitalized software amortization and depreciation increased $0.6 compared to first quarter of 2001.

         Interest and Other Expense. Interest expense totaled $10.9 million for the first quarter of 2002, a decrease of $0.1 million from the same period in 2001. Other expense totaled $1.4 million and $6.1 million in the first quarter of 2002 and 2001, respectively, reflecting costs associated with the accounts receivable securitization program. The $4.7 million decrease was due to decreased fees and a lower level of securitized accounts receivable.

         Income Taxes. Income tax expense totaled $1.5 million in the first quarter of 2002 and the effective tax rate was 25.2%. In the first quarter of 2001, income tax expense totaled $2.4 million and the effective tax rate was 40.5%. The 2002 effective tax rate differs from the 2001 effective rate because deferred taxes were remeasured during the current quarter reflecting the cumulative impact of a change in the expected tax rate that will be applicable when the deferred tax items reverse. The change in estimate was primarily due to state tax reduction initiatives. In addition, the impact of SFAS 142 and foreign tax credits contributed to the reduction in the effective rate.

         Income Before Extraordinary Item. For the first quarter of 2002, income before extraordinary item totaled $4.5 million, or $0.10 per diluted share, compared with $3.5 million, or $0.08 per diluted share in first quarter of 2001. The increase in earnings results from lower SG&A, Depreciation and amortization and Other expenses offset somewhat by lower gross profit.

         Net Income. For the first quarter of 2002, net income totaled $3.8 million, or $0.08 per diluted share, compared with $3.5 million and $0.07 per diluted share, in the first quarter of 2001. Net income includes a $0.7 million extraordinary item net of tax, related to a charge incurred when WESCO replaced its revolving credit agreement.

LIQUIDITY AND CAPITAL RESOURCES
         Total assets were $1.1 billion and $1.2 billion at March 31, 2002 and December 31, 2001, respectively. In addition, stockholders' equity was $148.7 million at March 31, 2002 compared to $144.7 million at December 31, 2001. Debt was $509.7 million at March 31, 2002 as compared to $452.0 million at December 31, 2001, an increase of $57.7 million.

         An analysis of cash flows for the first three months of 2002 and 2001 follows:

         Operating Activities. Cash used by operating activities totaled $98.2 million in the first three months of 2002, compared to cash provided of $19.3 million in the prior year. In connection with WESCO's asset securitization program, cash used by operations in 2002 includes $39.2 million used by our accounts receivable securitization program. Excluding this transaction, cash used by operating activities was $59.0 million in 2002 compared to cash provided of $19.3 million in 2001. On this basis, the $78.3 million decrease in operating cash flow was primarily due to an increase in cash utilized to reduce accounts payable offset somewhat by reductions in accounts receivable and inventory.

         Investing Activities. Net cash used in investing activities was $0.7 million in the first three months of 2002, compared to $43.8 million in 2001. Cash used for investing activities was higher in 2001 due to $41.4 million in cash paid for acquisitions. WESCO's capital expenditures for the three months of 2002 were for computer equipment and software and branch and distribution center facility improvements.

         Financing Activities. Cash provided by financing activities totaled $52.5 million for the first three months of 2002 reflecting net borrowings of $55.4 million. In the first three months of 2001, cash provided by financing activities totaled $6.7 million primarily reflecting increased borrowings.

         In March 2002, WESCO Distribution, Inc. entered into a $290 million revolving credit agreement that is collateralized by substantially all inventory owned by WESCO and also by the accounts receivable of WESCO Distribution Canada, Inc. At March 31, 2002, amounts available under the agreement were approximately $47.4 million, and WESCO was in compliance with all covenants of the new facility.

         WESCO's liquidity needs arise from seasonal working capital requirements, capital expenditures, acquisitions and debt service obligations. In addition, certain of our acquisition agreements contain earn-out provisions based principally on future earnings targets. The most significant of which relates to the acquisition of Bruckner Supply Company, which provides for an earn-out potential of $80 million during any one of the next three years if certain earnings targets are achieved. WESCO paid $10 million pursuant to this agreement in April 2002 related to 2001 performance. The maximum amount payable in any single year under this agreement is $30 million. Certain other acquisitions also contain contingent consideration provisions, only one of which could require a significant payment. Management estimates this payment could range from $0 to $20 million and would be made in 2008. To meet its funding requirements, WESCO uses a mix of internally generated cash flow, its revolving credit facility, its Receivables Facility and equity transactions.

         At March 31, 2002 WESCO's securitized accounts receivable balance totaled $290.8 million.

         As of April 30, 2002, WESCO has purchased $32.8 million of common stock pursuant to the WESCO International share repurchase program, since its inception. WESCO did not repurchase any shares under this program during the quarter ended March 31, 2002.

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

         As discussed above, WESCO refinanced its revolving credit facility in March 2002. The new facility matures in 2007. As a result of this refinancing and increased borrowings during the quarter ended March 31, 2002, WESCO is contractually obligated to repay $124 million in 2007 and is no longer obligated to repay $68.4 million in 2004.

         Other than the revolving credit facility refinancing, there have been no material changes in WESCO's contractual cash obligations and other commercial commitments during the quarter ended March 31, 2002 that would require an update to the disclosure provided in WESCO's Form 10-K for the year ended December 31, 2001.

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

RECENT ACCOUNTING PRONOUNCEMENTS
         Effective January 1, 2002, WESCO adopted SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 141, all business combinations are accounted for under the purchase method. Under SFAS No. 142, goodwill is no longer amortized, but will be reduced if it is found to be impaired. Goodwill is tested for impairment annually or more frequently when events or circumstances occur indicating that goodwill might be impaired. As required by this statement, management is currently evaluating its goodwill for impairment but has not yet fully completed its analysis. However, WESCO does not expect to have a transitional impairment.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes SFAS No. 121. This statement retains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and measurement of long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. This statement was adopted by WESCO as of January 1, 2002. The adoption of this statement did not have a material impact on the results of operations or financial position of WESCO.

FORWARD-LOOKING STATEMENTS
         From time to time in this report and in other written reports and oral statements, references are made to expectations regarding the future performance of WESCO. When used in this context, the words "anticipates," "plans," "believes," "estimates," "intends," "expects," "projects" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. Such statements including, but not limited to, WESCO's statements regarding its business strategy, growth strategy, productivity and profitability enhancement, new product and service introductions and liquidity and capital resources are based on management's beliefs, as well as on assumptions made by, and information currently available to, management, and involve various risks and uncertainties, certain of which are beyond WESCO's control. WESCO's actual results could differ materially from those expressed in any forward-looking statement made by or on behalf of WESCO. In light of these risks and uncertainties there can be no assurance that the forward-looking information will in fact prove to be accurate. Factors that might cause actual results to differ from such forward-looking statements include, but are not limited to, an increase in competition, the amount of outstanding indebtedness, the availability of appropriate acquisition opportunities, availability of key products, functionality of information systems, international operating environments and other risks that are described in WESCO's Annual Report on Form 10-K for the year ended December 31, 2001 which are incorporated by reference herein. WESCO has undertaken no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         Except as discussed below, there have not been any material changes to WESCO's exposures to market risk during the quarter ended March 31, 2002 that would require an update to the disclosures provided in WESCO's Form 10-K for the year-ended December 31, 2001.

         At March 31, 2002 the net fair value of interest-rate-related derivatives designated as fair value hedges of debt was $1.6 million.

PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS

     None were filed in the quarter ended March 31, 2002

     (b) REPORTS ON FORM 8-K

         On February 14, 2002, WESCO filed a Current Report on Form 8-K pursuant to Item 9. WESCO furnished the information pursuant to Regulation FD promulgated by the Securities and Exchange Commission ("SEC").

         The information contained in this report, including the information contained in the relevant portions of the script, is summary information that is intended to be considered in the context of our SEC filings and other public announcements that we may make, by press release or otherwise, from time to time.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on May 15, 2002 on its behalf by the undersigned thereunto duly authorized.

                                     WESCO International, Inc. and Subsidiaries

                                     By: /s/ Stephen A. Van Oss
                                         --------------------------------------
                                     Stephen A. Van Oss
                                     Vice President, Chief Financial Officer