Form 10-Q
period 2002-06-30
WESCO INTERNATIONAL INC
filed 2002-08-09
CIK 929008

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

                  For the quarterly period ended JUNE 30, 2002

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

As of July 31, 2002, WESCO International, Inc. had 40,441,873 shares and 4,653,131 shares of common stock and Class B common stock outstanding, respectively.

===============================================================================

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q



                                TABLE OF CONTENTS



                                                                                                          Page
----------------------------------------------------------------------------------------------------------------
PART I - FINANCIAL INFORMATION

       ITEM 1.  Financial Statements
                   Condensed Consolidated Balance Sheets as of June 30, 2002 (unaudited) and December
                      31, 2001.........................................................................     2
                   Condensed Consolidated Statements of Operations for the three months and six months
                      ended June 30, 2002 and 2001 (unaudited) ........................................     3
                   Condensed Consolidated Statements of Cash Flows for the six months ended
                      June 30, 2002 and 2001 (unaudited) ..............................................     4
                   Notes to Condensed Consolidated Financial Statements (unaudited) ...................     5

       ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..    15

       ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.............................    20


PART II - OTHER INFORMATION

       ITEM 4.  Submission of Matters to a Vote of Security Holders....................................    21

       ITEM 6.  Exhibits and Reports on Form 8-K.......................................................    21

                Signatures.............................................................................    22


----------------------------------------------------------------------------------------------------------------


                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                      JUNE 30        DECEMBER 31
       Dollars in thousands, except share data                                          2002            2001
-----------------------------------------------------------------------------------------------------------------
                                                                                            (UNAUDITED)
                                              ASSETS
CURRENT ASSETS:
    Cash and cash equivalents .................................................     $    24,471      $    75,057
    Trade accounts receivable, net of allowance for doubtful
       accounts of $11,174 and $11,816 in 2002 and 2001,
       respectively (NOTE 5) ..................................................         242,625          217,920
    Other accounts receivable .................................................          15,408           26,413
    Inventories, net ..........................................................         365,780          380,022
    Income taxes receivable ...................................................           4,196            3,643
    Prepaid expenses and other current assets .................................           7,289            6,639
    Deferred income taxes .....................................................           7,931            8,341
                                                                                    ----------------------------
       Total current assets ...................................................         667,700          718,035

Property, buildings and equipment, net ........................................         114,654          120,599
Goodwill ......................................................................         311,804          311,073
Other assets ..................................................................           9,996            8,251
                                                                                    ----------------------------
       Total assets ...........................................................     $ 1,104,154      $ 1,157,958
                                                                                    ============================

                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable ..........................................................     $   379,399      $   469,107
    Accrued payroll and benefit costs .........................................          12,761           16,480
    Current portion of long-term debt .........................................           5,530            5,530
    Other current liabilities .................................................          31,518           38,362
                                                                                    ----------------------------
       Total current liabilities ..............................................         429,208          529,479

Long-term debt (NOTE 8) .......................................................         485,184          446,436
Other noncurrent liabilities ..................................................           6,282           10,086
Deferred income taxes .........................................................          26,348           27,306
                                                                                    ----------------------------
       Total liabilities ......................................................         947,022        1,013,307

Commitments and contingencies

STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value; 20,000,000 shares authorized, no shares
      issued or outstanding ...................................................            --               --
    Common stock, $.01 par value; 210,000,000 shares authorized, 44,466,916 and
       44,269,810 shares issued in 2002 and 2001, respectively ................             445              443
    Class B nonvoting convertible common stock, $.01 par value; 20,000,000
       shares authorized, 4,653,131 issued in 2002 and 2001 ...................              46               46
    Additional capital ........................................................         570,857          569,997
    Retained earnings (deficit) ...............................................        (380,508)        (389,919)
    Treasury stock, at cost; 4,032,019 and 4,032,648 shares in 2002 and 2001,
      respectively ............................................................         (33,835)         (33,852)
    Accumulated other comprehensive income (loss) .............................             127           (2,064)
                                                                                    ----------------------------
       Total stockholders' equity .............................................         157,132          144,651
                                                                                    ----------------------------
       Total liabilities and stockholders' equity .............................     $ 1,104,154      $ 1,157,958
                                                                                    ============================

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                              THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                   JUNE 30                         JUNE 30
In thousands, except share data                              2002            2001            2002             2001
---------------------------------------------------------------------------------------------------------------------
Net sales ..........................................     $   848,449     $   944,136     $ 1,657,366      $ 1,872,193
Cost of goods sold .................................         698,996         779,305       1,362,269        1,540,243
                                                         ------------------------------------------------------------
   Gross profit ....................................         149,453         164,831         295,097          331,950

Selling, general and administrative expenses .......         123,424         129,187         245,492          266,012
Depreciation and amortization ......................           4,407           7,636           9,569           14,999
                                                         ------------------------------------------------------------
   Income from operations ..........................          21,622          28,008          40,036           50,939

Interest expense, net ..............................          11,130          10,937          22,074           21,934
Other expense ......................................           1,687           4,599           3,114           10,664
                                                         ------------------------------------------------------------
   Income before income taxes and extraordinary
       item ........................................           8,805          12,472          14,848           18,341

Provision for income taxes .........................           3,232           4,959           4,758            7,336
                                                         ------------------------------------------------------------
    Income before extraordinary item ...............           5,573           7,513          10,090           11,005

Extraordinary item, net of tax .....................            --              --              (679)            --
                                                         ------------------------------------------------------------
    Net income .....................................     $     5,573     $     7,513     $     9,411      $    11,005
                                                         ============================================================

Earnings per share:
Basic:
    Income before extraordinary item ...............     $      0.12     $      0.17     $      0.22      $      0.25
    Extraordinary item .............................            --              --             (0.02)            --
                                                         ------------------------------------------------------------
    Net income .....................................     $      0.12     $      0.17     $      0.20      $      0.25
                                                         ============================================================

Diluted:
    Income before extraordinary item ...............     $      0.12     $      0.16     $      0.22      $      0.23
    Extraordinary item .............................            --              --             (0.02)            --
                                                         ------------------------------------------------------------
    Net income .....................................     $      0.12     $      0.16     $      0.20      $      0.23
                                                         ============================================================


                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                         SIX MONTHS ENDED
                                                                                              JUNE 30
In thousands                                                                            2002          2001
-------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income .....................................................................     $   9,411      $  11,005
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
     Extraordinary item, net of tax benefits ...................................           679           --
     Depreciation and amortization .............................................         9,569         14,999
     Accretion of original issue and amortization of purchase discounts ........         1,485            557
     Amortization of debt issuance costs and interest rate caps ................           492            357
     Gain on sale of property, buildings and equipment .........................          (250)          (447)
     Deferred income taxes .....................................................          (548)         1,977
     Changes in assets and liabilities, excluding the effects of acquisitions:
         Change in receivables facility ........................................       (55,000)          --
         Trade and other receivables ...........................................        41,300         39,473
         Inventories ...........................................................        14,242         (4,348)
         Other current and noncurrent assets ...................................           393         (1,680)
         Accounts payable ......................................................       (89,708)        44,149
         Accrued payroll and benefit costs .....................................        (3,719)       (12,061)
         Other current and noncurrent liabilities ..............................         3,024         (1,826)
                                                                                     ------------------------
              Net cash (used for) provided by operating activities .............       (68,630)        92,155

INVESTING ACTIVITIES:
Capital expenditures ...........................................................        (3,376)        (7,972)
Proceeds from the sale of property, buildings and equipment ....................           755            534
Acquisitions ...................................................................       (10,741)       (52,052)
                                                                                     ------------------------
              Net cash used for investing activities ...........................       (13,362)       (59,490)

FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt .......................................       380,096        298,263
Repayments of long-term debt ...................................................      (346,195)      (347,415)
Debt issuance costs ............................................................        (3,067)          --
Proceeds from exercise of stock options ........................................           572            299
                                                                                     ------------------------
              Net cash provided by (used for) financing activities .............        31,406        (48,853)
                                                                                     ------------------------

     Net change in cash and cash equivalents ...................................       (50,586)       (16,188)
     Cash and cash equivalents at the beginning of period ......................        75,057         21,079
                                                                                     ------------------------
     Cash and cash equivalents at the end of period ............................     $  24,471      $   4,891
                                                                                     ========================


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

     The unaudited condensed consolidated balance sheet as of June 30, 2002, the unaudited condensed consolidated statements of operations for the three months and six months ended June 30, 2002 and 2001, and the unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2002 and 2001, in the opinion of management, have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of the results of the interim periods. All adjustments reflected in the condensed consolidated financial statements are of a normal recurring nature. Results for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 prescribes amendments to existing pronouncements on accounting for early retirements of debt and modifications of capital leases to operating leases. The provisions of this statement are effective for financial statements issued on or after May 15, 2002. The Company does not believe that the adoption of this statement will have a material impact on its financial statements.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," under which a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not believe that the adoption of this statement will have a material impact on its financial statements.

3. GOODWILL AND INTANGIBLE ASSETS

     Effective January 1, 2002, WESCO adopted SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 141, all business combinations are accounted for under the purchase method. Under SFAS No. 142, goodwill is no longer amortized, but will be reduced if it is found to be impaired. Goodwill is tested for impairment annually or more frequently when events or circumstances occur indicating that goodwill might be impaired. During the six months ended June 30, 2002, WESCO completed the transitional impairment review required by SFAS No. 142. Each of WESCO's reporting units was tested for impairment by comparing the implied fair value of each reporting unit with its carrying value using discounted cash flow analyses. Considerable management judgment is necessary to estimate discounted future cash flows. Assumptions used for these estimated cash flows were based on a combination of historical results and current internal forecasts. No impairment losses were identified as a result of this review.

     In conformity with SFAS No. 142, the results of prior periods have not been restated. The following is a reconciliation of the impact of not amortizing goodwill in prior periods of WESCO's income before extraordinary item, net income and earnings per share for the three and six months ended June 30, 2002 and June 30, 2001.

                                                                    THREE MONTHS
                                                                    ENDED JUNE 30
   Dollars in thousands, except per share amounts                 2002         2001
   -----------------------------------------------------------------------------------
   Reported net income ...................................     $   5,573     $   7,513
   Add:  Goodwill amortization, net of tax ...............          --           1,811
                                                               -----------------------
   Adjusted net income ...................................     $   5,573     $   9,324

   Basic earnings per share:
       Reported net income ...............................     $    0.12     $    0.17
       Goodwill amortization, net of tax per
           basic share ...................................          --       $    0.04
                                                               -----------------------
       Adjusted net income ...............................     $    0.12     $    0.21
                                                               =======================


   Diluted earnings per share:
       Reported net income ...............................     $    0.12     $    0.16
       Goodwill amortization, net of tax per
           diluted share .................................          --            0.04
                                                               -----------------------
       Adjusted net income ...............................     $    0.12     $    0.20
                                                               =======================


                                                                    SIX MONTHS ENDED
                                                                        JUNE 30
   Dollars in thousands, except per share amounts                  2002         2001
   -----------------------------------------------------------------------------------
   Reported net income before extraordinary item .........     $  10,090     $  11,005
   Add: Goodwill amortization, net of tax ................          --           3,484
                                                               -----------------------
   Adjusted income before extraordinary item .............     $  10,090     $  14,489

   Basic earnings per share:
       Reported income before extraordinary item .........     $    0.22     $    0.25
       Goodwill amortization, net of tax per
           basic share ...................................          --            0.08
                                                               -----------------------
       Adjusted income before extraordinary item .........     $    0.22     $    0.33
                                                               =======================

   Diluted earnings per share:
       Reported income before extraordinary item .........     $    0.22     $    0.23
       Goodwill amortization, net of tax per
           diluted share .................................          --            0.08
                                                               -----------------------
       Adjusted income before extraordinary item .........     $    0.22     $    0.31
                                                               =======================

   Dollars in thousands, except per share amounts                 2002          2001
   ------------------------------------------------------------------------------------
   Reported net income ...................................     $   9,411     $   11,005
   Add:  Goodwill amortization, net of tax ...............          --            3,484
                                                               ------------------------
   Adjusted net income ...................................     $   9,411     $   14,489

   Basic earnings per share:
       Reported net income ...............................     $    0.20     $     0.25
       Goodwill amortization, net of tax per
           basic share ...................................          --             0.08
                                                               ------------------------
       Adjusted net income ...............................     $    0.20     $     0.33
                                                               =========     ==========

   Diluted earnings per share:
       Reported net income ...............................     $    0.20     $     0.23
       Goodwill amortization, net of tax per
           diluted share .................................          --             0.08
                                                               ------------------------
       Adjusted net income ...............................     $    0.20     $     0.31
                                                               =========     ==========


4. EARNINGS PER SHARE

     The following tables set forth the details of basic and diluted earnings per share before extraordinary item:

                                                                THREE MONTHS ENDED
                                                                     JUNE 30
   Dollars in thousands, except per share amounts               2002           2001
---------------------------------------------------------------------------------------
   Net income .........................................     $     5,573     $     7,513
   Weighted average common shares outstanding used in
      computing basic earnings per share ..............      45,033,911      44,872,816
   Common shares issuable upon exercise of
      dilutive stock options ..........................       2,042,889       2,153,061
                                                            ---------------------------
   Weighted average common shares outstanding and
      common share equivalents used in computing
      diluted earnings per share ......................      47,076,800      47,025,877
                                                            ===========================

   Earnings per share before extraordinary item:
      Basic ...........................................     $      0.12     $      0.17
      Diluted .........................................     $      0.12     $      0.16
---------------------------------------------------------------------------------------


                                                                   SIX MONTHS ENDED
                                                                       JUNE 30
    Dollars in thousands, except per share amounts               2002           2001
----------------------------------------------------------------------------------------
    Net income .........................................     $    10,090     $    11,005
    Weighted average common shares outstanding
       used in computing basic earnings per share ......      44,966,322      44,839,917
    Common shares issuable upon exercise of
       dilutive stock options ..........................       2,001,988       2,201,155
                                                             ---------------------------
    Weighted average common shares outstanding and
       common share equivalents used in computing
       diluted earnings per share ......................      46,968,310      47,041,072
                                                             ===========================

    Earnings per share before extraordinary item:
       Basic ...........................................     $      0.22     $      0.25
       Diluted .........................................     $      0.22     $      0.23
----------------------------------------------------------------------------------------


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

     As of June 30, 2002 and December 31, 2001, securitized accounts receivable totaled approximately $356 million and $395 million, respectively, of which the subordinated retained interest was approximately $81 million and $65 million, respectively. Accordingly, approximately $275 million and $330 million of accounts receivable balances were removed from the consolidated balance sheets at June 30, 2002 and December 31, 2001, respectively. WESCO reduced its accounts receivable securitization program by $55 million in 2002. Costs associated with the Receivables Facility totaled $3.1 million and $10.7 million for the six months ended June 30, 2002 and June 30, 2001, respectively. These amounts are recorded as other expenses in the consolidated statements of operations and are primarily related to the discount and loss on the sale of accounts receivables, partially offset by related servicing revenue.

     The key economic assumptions used to measure the retained interest at the date of the securitization for securitizations completed in 2002 were a discount rate of 2% and an estimated life of 1.5 months. At June 30, 2002, an immediate adverse change in the discount rate or estimated life of 10% and 20% would result in a reduction in the fair value of the retained interest of $0.1 million and $0.3 million, respectively. These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this example, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another.


6.       COMPREHENSIVE INCOME

     The following tables set forth comprehensive income and its components:

                                                                THREE MONTHS ENDED
                                                                      JUNE 30
   In thousands                                                   2002      2001
   ---------------------------------------------------------------------------------
   Net income                                                  $ 5,573      $  7,513
   Foreign currency translation adjustment                       2,240           360
                                                               ---------------------
   Comprehensive income                                        $ 7,813      $  7,873
   ---------------------------------------------------------------------------------


                                                                 SIX MONTHS ENDED
                                                                      JUNE 30
   In thousands                                                   2002       2001
   ---------------------------------------------------------------------------------
   Net income                                                  $ 9,411       $11,005
   Foreign currency translation adjustment                       2,191          (212)
                                                               ---------------------
   Comprehensive income                                        $11,602       $10,793
   ---------------------------------------------------------------------------------

7. CASH FLOW STATEMENT

     Supplemental cash flow information with respect to acquisitions was as follows:


                                                                  SIX MONTHS ENDED
                                                                      JUNE 30
    In thousands                                                 2002          2001
    ----------------------------------------------------------------------------------
    Details of acquisitions:
       Fair value of assets acquired                          $      --      $ 63,732
       Deferred acquisition payment                              10,741         8,585
       Liabilities assumed                                           --       (15,265)
       Deferred acquisition payable                                  --        (5,000)
                                                              ------------------------
    Cash paid for acquisitions                                $  10,741      $ 52,052
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

     Upon entering the new agreement, WESCO incurred a $0.7 million extraordinary charge, net of tax, related to the write-off of debt issuance costs associated with the former agreement.

9. INCOME TAXES

    The following table sets forth the reconciliation between the federal statutory income tax rate and the effective income tax rate:

                                                        THREE MONTHS ENDED
                                                              JUNE 30
                                                         2002         2001
                                                     -------------------------
Federal statutory rate.............................      35.0%        35.0%
State income taxes.................................       1.4          1.5
Nondeductible expenses.............................       1.7          4.4
Other(1)...........................................      (1.4)        (1.1)
                                                     -------------------------
                                                         36.7%        39.8%
                                                     =========================

                                                         SIX MONTHS ENDED
                                                              JUNE 30
                                                        2002         2001
                                                    -------------------------
Federal statutory rate............................      35.0%        35.0%
State income taxes................................       1.4          1.5
Nondeductible expenses............................       1.6          4.4
Foreign taxes.....................................       0.2           --
Remeasurement of deferred taxes(2)................      (4.7)          --
Other(1)..........................................      (1.5)        (0.9)
                                                    -------------------------
                                                        32.0%        40.0%
                                                    =========================

(1) Includes the impact of adjustments for certain tax liabilities and the effect of differences between the recorded provision and the final filed tax return for the prior year.

(2) Reflects a decrease in the rate applied to deferred tax items from 40% to 38.25%. Management believes this revised estimate reflects the rate that will be in effect when these items reverse.

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


                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                                             JUNE 30, 2002
                                         -------------------------------------------------------------------------------------
                                                                             (IN THOUSANDS)
                                             WESCO                                            Consolidating
                                         International,       WESCO          Non-Guarantor   and Eliminating
                                              Inc.       Distribution, Inc.   Subsidiaries        Entries         Consolidated
                                         -------------------------------------------------------------------------------------
Cash and cash equivalents .........        $        2        $   22,833        $    1,636        $     --           $   24,471
Trade accounts receivable .........              --              45,874           196,751              --              242,625
Inventories .......................              --             322,840            42,940              --              365,780
Other current assets ..............              --              23,734            20,609            (9,519)            34,824
                                           -----------------------------------------------------------------------------------
   Total current assets ...........                 2           415,281           261,936            (9,519)           667,700
Intercompany receivables, net .....              --             240,426              --            (240,426)              --
Property, buildings and equipment,
   net ............................              --              44,997            69,657              --              114,654
Goodwill ..........................              --             272,620            39,184              --              311,804
Investments in affiliates and other
   noncurrent assets ..............           377,711           304,709             2,698          (675,122)             9,996
                                           -----------------------------------------------------------------------------------
   Total assets ...................        $  377,713        $1,278,033        $  373,475        $ (925,067)        $1,104,154
                                           ===================================================================================

Accounts payable ..................        $     --          $  373,312        $    6,087        $     --           $  379,399
Other current liabilities .........              --              27,194            32,134            (9,519)            49,809
                                           -----------------------------------------------------------------------------------
   Total current liabilities ......              --             400,506            38,221            (9,519)           429,208
Intercompany payables, net ........           220,708              --              19,718          (240,426)              --
Long-term debt ....................              --             470,694            14,490              --              485,184
Other noncurrent liabilities ......              --              29,122             3,508              --               32,630
Stockholders' equity ..............           157,005           377,711           297,538          (675,122)           157,132
                                           -----------------------------------------------------------------------------------
   Total liabilities and
   stockholders' equity ...........        $  377,713        $1,278,033        $  373,475        $ (925,067)        $1,104,154
                                           ===================================================================================

                                                                       DECEMBER 31, 2001
                                          -------------------------------------------------------------------------------------
                                                                           (IN THOUSANDS)
                                              WESCO                                             Consolidating
                                          International,        WESCO          Non-Guarantor   and Eliminating
                                              Inc.        Distribution, Inc.   Subsidiaries        Entries        Consolidated
                                          ------------------------------------------------------------------------------------
Cash and cash equivalents .........        $        2        $   17,877        $   57,178        $     --           $   75,057
Trade accounts receivable .........              --              45,873           172,047              --              217,920
Inventories .......................              --             341,597            38,425              --              380,022
Other current assets ..............              --              50,514            24,481           (29,959)            45,036
                                           -----------------------------------------------------------------------------------
   Total current assets ...........                 2           455,861           292,131           (29,959)           718,035
Intercompany receivables, net .....              --             290,021              --            (290,021)              --
Property, buildings and equipment,
   net ............................              --              49,330            71,269              --              120,599
Goodwill ..........................              --             272,281            38,792              --              311,073
Investments in affiliates and other
   noncurrent assets ..............           372,598           276,886             2,869          (644,102)             8,251
                                           -----------------------------------------------------------------------------------
   Total assets ...................        $  372,600        $1,344,379        $  405,061        $ (964,082)        $1,157,958
                                           ===================================================================================

Accounts payable ..................        $     --          $  450,107        $   19,000        $     --           $  469,107
Other current liabilities .........              --              53,858            36,473           (29,959)            60,372
                                           -----------------------------------------------------------------------------------
   Total current liabilities ......              --             503,965            55,473           (29,959)           529,479
Intercompany payables, net ........           225,886              --              64,135          (290,021)              --
Long-term debt ....................              --             433,808            12,628              --              446,436
Other noncurrent liabilities ......              --              34,008             3,384              --               37,392
Stockholders' equity ..............           146,714           372,598           269,441          (644,102)           144,651
                                           -----------------------------------------------------------------------------------
   Total liabilities and
   stockholders' equity ...........        $  372,600        $1,344,379        $  405,061        $ (964,082)        $1,157,958
                                           ===================================================================================


                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                                                                  THREE MONTHS ENDED JUNE 30, 2002
                                          ------------------------------------------------------------------------------------
                                                                           (IN THOUSANDS)
                                              WESCO                                            Consolidating
                                          International,       WESCO          Non-Guarantor   and Eliminating
                                               Inc.       Distribution, Inc.  Subsidiaries        Entries        Consolidated
                                          -----------------------------------------------------------------------------------
Net sales .........................        $    --           $ 739,453         $ 108,996         $    --           $ 848,449
Cost of goods sold ................             --             609,855            89,141              --             698,996
Selling, general and administrative
   expenses .......................             --             107,290            16,134              --             123,424
Depreciation and amortization .....             --               3,629               778              --               4,407
Results of affiliates' operations .            3,377            13,574              --             (16,951)             --
Interest expense (income), net ....           (3,250)           14,794              (414)             --              11,130
Other (income) expense ............             --              19,407           (17,720)             --               1,687
Provision for income taxes ........            1,054            (5,325)            7,503              --               3,232
                                           ---------------------------------------------------------------------------------
   Net income (loss) ..............        $   5,573         $   3,377         $  13,574         $ (16,951)        $   5,573
                                           =================================================================================


                                                                    THREE MONTHS ENDED JUNE 30, 2001
                                         ------------------------------------------------------------------------------------
                                                                            (IN THOUSANDS)

                                             WESCO                                             Consolidating
                                         International,        WESCO          Non-Guarantor   and Eliminating
                                             Inc.         Distribution, Inc.  Subsidiaries        Entries        Consolidated
                                         ------------------------------------------------------------------------------------
Net sales .........................        $    --           $ 829,454         $ 114,682         $    --           $ 944,136
Cost of goods sold ................             --             686,148            93,157              --             779,305
Selling, general and administrative
   expenses .......................             --             109,812            19,375              --             129,187
Depreciation and amortization .....             --               6,484             1,152              --               7,636
Results of affiliates' operations .            6,299            10,197              --             (16,496)             --
Interest expense (income), net ....           (1,868)           15,888            (3,083)             --              10,937
Other (income) expense ............             --              22,205           (17,606)             --               4,599
Provision for income taxes ........              654            (7,185)           11,490              --               4,959
                                           ---------------------------------------------------------------------------------
   Net income (loss) ..............        $   7,513         $   6,299         $  10,197         $ (16,496)        $   7,513
                                           =================================================================================

                                                                    SIX MONTHS ENDED JUNE 30, 2002
                                          ---------------------------------------------------------------------------------------
                                                                              (IN THOUSANDS)
                                              WESCO                                              Consolidating
                                          International,        WESCO          Non-Guarantor    and Eliminating
                                               Inc.       Distribution, Inc.   Subsidiaries         Entries          Consolidated
                                          ---------------------------------------------------------------------------------------
Net sales .........................       $      --          $ 1,443,773        $   213,593        $      --          $ 1,657,366
Cost of goods sold ................              --            1,187,630            174,639               --            1,362,269
Selling, general and administrative
   expenses .......................              --              213,126             32,366               --              245,492
Depreciation and amortization .....              --                7,968              1,601               --                9,569
Results of affiliates' operations .             5,113             25,912               --              (31,025)              --
Interest expense (income), net ....            (6,464)            29,096               (558)              --               22,074
Other (income) expense ............              --               37,462            (34,348)              --                3,114
Provision for income taxes ........             2,166            (11,346)            13,938               --                4,758
                                          ---------------------------------------------------------------------------------------
Income (loss) before extraordinary
   item ...........................             9,411              5,749             25,955            (31,025)            10,090
Extraordinary item ................              --                 (636)               (43)              --                 (679)
                                          ---------------------------------------------------------------------------------------

   Net income (loss) ..............       $     9,411        $     5,113        $    25,912        $   (31,025)       $     9,411
                                          =======================================================================================


                                                                     SIX MONTHS ENDED JUNE 30, 2001
                                       ---------------------------------------------------------------------------------------
                                                                             (IN THOUSANDS)
                                              WESCO                                              Consolidating
                                          International,       WESCO           Non-Guarantor    and Eliminating
                                               Inc.       Distribution, Inc.    Subsidiaries        Entries          Consolidated
                                          ---------------------------------------------------------------------------------------
Net sales .........................       $      --          $ 1,655,384        $   216,809        $      --          $ 1,872,193
Cost of goods sold ................              --            1,364,146            176,097               --            1,540,243
Selling, general and administrative
   expenses .......................              --              229,839             36,173               --              266,012
Depreciation and amortization .....              --               12,917              2,082               --               14,999
Results of affiliates' operations .             8,373             25,627               --              (34,000)              --
Interest expense (income), net ....            (4,050)            32,014             (6,030)              --               21,934
Other (income) expense ............              --               48,288            (37,624)              --               10,664
Provision for income taxes ........             1,418            (14,566)            20,484               --                7,336
                                          ---------------------------------------------------------------------------------------
   Net income (loss) ..............       $    11,005        $     8,373        $    25,627        $   (34,000)       $    11,005
                                          =======================================================================================


                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                                   SIX MONTHS ENDED JUNE 30, 2002
                                                                         (IN THOUSANDS)

                                              WESCO                                            Consolidating
                                          International,       WESCO          Non-Guarantor   and Eliminating
                                               Inc.       Distribution, Inc.   Subsidiaries        Entries      Consolidated
                                          ----------------------------------------------------------------------------------
Net cash provided (used) by
   operating activities ...........         $  4,606          $(16,064)         $(57,172)         $   --           $(68,630)
Investing activities:
   Capital expenditures ...........             --              (3,144)             (232)             --             (3,376)
   Acquisitions and other .........             --              (9,986)             --                --             (9,986)
                                            -------------------------------------------------------------------------------
   Net cash used in investing
   activities .....................             --             (13,130)             (232)             --            (13,362)
Financing activities:
   Net borrowings (repayments) ....           (5,178)           37,217             1,862              --             33,901
   Equity transactions ............              572              --                --                --                572
   Other ..........................             --              (3,067)             --                --             (3,067)
                                            -------------------------------------------------------------------------------
   Net cash (used in) provided by
   financing activities ...........           (4,606)           34,150             1,862              --             31,406
                                            -------------------------------------------------------------------------------
Net change in cash and cash
   equivalents ....................             --               4,956           (55,542)             --            (50,586)
Cash and cash equivalents at
   beginning of year ..............                2            17,877            57,178              --             75,057
                                            -------------------------------------------------------------------------------
Cash and cash equivalents at end of
   period .........................         $      2          $ 22,833          $  1,636          $   --           $ 24,471
                                            ===============================================================================



                                                                 SIX MONTHS ENDED JUNE 30, 2001
                                                                         (IN THOUSANDS)

                                              WESCO                                            Consolidating
                                          International,       WESCO         Non-Guarantor    and Eliminating
                                              Inc.        Distribution, Inc.  Subsidiaries         Entries       Consolidated
                                       --------------------------------------------------------------------------------------
Net cash provided (used) by
   operating activities ...........         $  6,848          $ 34,248          $ 52,332          $ (1,273)         $ 92,155
Investing activities:
   Capital expenditures ...........             --              (4,773)           (3,199)             --              (7,972)
   Acquisitions and other .........             --                 534           (52,052)             --             (51,518)
                                            --------------------------------------------------------------------------------
   Net cash used in investing
   activities .....................             --              (4,239)          (55,251)             --             (59,490)
Financing activities:
   Net borrowings (repayments) ....           (7,151)          (44,920)            2,919              --             (49,152)
   Equity transactions ............              299              --                --                --                 299
                                            --------------------------------------------------------------------------------
   Net cash (used in) provided by
   financing activities ...........           (6,852)          (44,920)            2,919              --             (48,853)
                                            --------------------------------------------------------------------------------
Net change in cash and cash
   equivalents ....................               (4)          (14,911)             --              (1,273)          (16,188)
Cash and cash equivalents at
   beginning of year ..............               10            14,911              --               6,158            21,079
                                            --------------------------------------------------------------------------------
Cash and cash equivalents at end of
   period..........................         $      6          $   --            $   --            $  4,885          $  4,891
                                            ================================================================================

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

GENERAL
     WESCO is a full-line distributor of electrical supplies and equipment and is a provider of integrated supply procurement services. WESCO currently operates over 350 branch locations and five distribution centers in the United States, Canada, Mexico, Puerto Rico, Guam, the United Kingdom, Nigeria, Singapore and Venezuela. WESCO serves over 100,000 customers worldwide, offering over 1,000,000 products from over 24,000 suppliers. WESCO's diverse customer base includes a wide variety of industrial companies; contractors for industrial, commercial and residential projects; utility companies, and commercial, institutional and governmental customers. Approximately 89.5% of WESCO's net sales are generated from operations in the U.S., 8.5% from Canada and the remainder from other countries.

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

     At June 30, 2002, amounts available under the agreement were approximately $66.6 million and WESCO was in compliance with all covenants of the new facility.

RESULTS OF OPERATIONS
Second Quarter of 2002 versus Second Quarter of 2001

     The following table sets forth the percentage relationship to net sales of certain items in WESCO's condensed consolidated statements of operations for the periods presented:

                                                             THREE MONTHS ENDED
                                                                   JUNE 30
                                                              2002       2001
        -------------------------------------------------------------------------
        Net sales                                             100.0%       100.0%
        Gross profit                                           17.6         17.5
        Selling, general and administrative expenses           14.6         13.7
        Depreciation and amortization                           0.5          0.8
                                                           ----------------------
            Income from operations                              2.5          3.0
        Interest expense                                        1.3          1.2
        Other expense                                           0.2          0.5
                                                           ----------------------
            Income before income taxes                          1.0          1.3
        Provision for income taxes                              0.3          0.5
                                                           ----------------------
            Net income                                          0.7%         0.8%
        -------------------------------------------------------------------------

     Net Sales. Net sales in the second quarter of 2002 decreased $95.7 million, or 10.1%, to $848.4 million compared with $944.1 million in the prior-year quarter, primarily due to sales decline in the Company's core business. Core business sales decreased 9.9% from the prior year quarter. The continued weakness in the North American economy has affected the markets where WESCO participates.

     Gross Profit. Gross profit for the second quarter of 2002 decreased $15.3 million to $149.5 million from $164.8 million in the second quarter of 2001. The decrease in gross profit compared to prior year is primarily attributable to the decrease in sales versus prior year. Gross profit margin as a percentage of sales was 17.6 % for the quarter ended June 30, 2002 and 17.5% for the quarter ended June 30, 2001. Billing margins increased by approximately 50 basis points over the second quarter of 2001 and were partially offset by lower levels of supplier rebates and cash discounts that resulted from lower purchasing activity and working capital improvements.

     Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses decreased $5.8 million, or 4.5%, to $123.4 million. SG&A expenses associated with WESCO's core business decreased 4.9%. The decrease was principally due to compensation and benefit program expense reductions. As a percent of sales, SG&A expenses increased to 14.6% compared with 13.7% in the prior year quarter reflecting lower sales volume in the current period.

     Depreciation and Amortization. Depreciation and amortization decreased $3.2 million to $4.4 million reflecting the discontinuation of goodwill amortization based on WESCO's adoption of SFAS No. 142. Depreciation and amortization expense in 2001 included $3.0 million for amortization of goodwill.

     Income From Operations. Income from operations decreased $6.4 million or 22.8% from the prior year quarter due to the previously mentioned lower sales volume.

     Interest and Other Expense. Interest expense totaled $11.1 million for the second quarter of 2002, an increase of $0.2 million over the same period in 2001. Other expense totaled $1.7 million and $4.6 million in the second quarter of 2002 and 2001, respectively, reflecting costs associated with the accounts receivable securitization. The decrease was due to reduced fees and a lower level of securitized accounts receivable.

     Income Taxes. Income tax expense totaled $3.2 million in the second quarter of 2002 and the effective tax rate was 36.7%. In the second quarter of 2001, income tax expense totaled $5.0 million and the effective tax rate was 39.8%. State tax reduction initiatives, the impact of SFAS No. 142 and establishment of a foreign finance company caused the reduction in the effective tax rate.

     Net Income. Net income and diluted earnings per share totaled $5.6 million and $0.12, respectively, for the second quarter of 2002, compared with net income of $7.5 million, or $0.16 per diluted share, for the second quarter of 2001.

Six Months Ended June 30, 2002 versus Six Months Ended June 30, 2001

     The following table sets forth the percentage relationship to net sales of certain items in WESCO's condensed consolidated statements of operations for the periods presented:

                                                                 SIX MONTHS ENDED
                                                                     JUNE 30
                                                                2002         2001
       ---------------------------------------------------------------------------
       Net sales                                               100.0%       100.0%
       Gross profit                                             17.8         17.7
       Selling, general and administrative expenses             14.8         14.2
       Depreciation and amortization                             0.6          0.8
                                                           -----------------------
           Income from operations                                2.4          2.7
       Interest expense                                          1.3          1.2
       Other expense                                             0.2          0.5
                                                           -----------------------
           Income before income taxes                            0.9          1.0
       Provision for income taxes                                0.3          0.4
                                                           -----------------------
           Extraordinary item, net of tax benefits               0.0           --
                                                           -----------------------
           Net income                                            0.6%         0.6%
       ---------------------------------------------------------------------------

     Net Sales. Net sales for the first six months of 2002 decreased $214.8 million, or 11.5%, to $1,657.4 million compared with $1,872.2 million in the prior year period, primarily due to a sales decline in the Company's core business of 11.8%. The continued weakness in the North American economy has affected the markets where WESCO participates.

     Gross Profit. Gross profit for the first six months of 2002 decreased $36.9 million or 11.1% to $295.1 million from $332.0 million in 2001. The decrease was primarily due to the aforementioned sales deterioration in the Company's core business. Gross profit margin percentage was 17.8% and 17.7% for the current and prior year period, respectively. Billing margins for the first six months of 2002 are 30 basis points over 2001 and are partially offset by lower levels of supplier rebates and cash discounts that resulted from lower purchasing activity and working capital improvements.

     Selling, General and Administrative Expenses. SG&A expenses decreased $20.5 million, or 7.7%, to $245.5 million. SG&A expenses associated with WESCO's core business decreased 8.7%. The decrease was principally due to compensation and benefit program expense reductions in the period to period comparisons. Permanent employee headcount has been reduced approximately 11% since March of 2001. As a percentage of net sales, SG&A expenses increased to 14.8% compared with 14.2% in the prior year period reflecting a lower relative sales level.

     Depreciation and Amortization. Depreciation and amortization decreased $5.4 million to $9.6 million reflecting the discontinuation of goodwill amortization based on WESCO's adoption of SFAS No. 142. Depreciation and amortization expense in 2001 included $5.8 million for amortization of goodwill. Capitalized software amortization increased $0.9 million and depreciation expense decreased $0.5 million compared to 2001.

     Interest and Other Expense. Interest expense totaled $22.1 million for the first six months of 2002, an increase of $0.2 million from the same period in 2001. Other expense totaled $3.1 million and $10.7 million for the first six months of 2002 and 2001, respectively, reflecting costs associated with the accounts receivable securitization. The $7.6 million decrease was principally due to reduced fees and a lower level of securitized accounts receivable.

     Income Taxes. Income tax expense totaled $4.8 million and $7.3 million in the first six months of 2002 and 2001, respectively. The effective tax rates for 2002 and 2001 were 32.0% and 40.0%, respectively. The 2002 effective tax rate differs from the 2001 effective rate because of a decrease in the rate applied to deferred tax items. WESCO believes this revised estimate reflects the cumulative impact of a change in the expected tax rate that will be applicable when these items reverse. The change in estimate was primarily due to state tax reduction initiatives. In addition, the impact of SFAS No. 142 and establishment of a foreign finance company contributed to the reduction in the effective tax rate.

     Income Before Extraordinary Item. For the first six months of 2002, income before extraordinary item totaled $10.1 million or $0.22 per diluted share, compared with $11.0 million, or $0.23 per diluted share in 2001. The decrease in earnings is the result of lower gross profit, offset by lower SG&A, Depreciation and amortization and Other expenses in the current year.

     Net Income. Net income and diluted earnings per share totaled $9.4 million and $0.20, respectively, for the first six months of 2002, compared with $11.0 million, or $0.23 per diluted share, for the first six months of 2001. Net income includes a $0.7 million extraordinary item net of tax, related to a charge incurred when WESCO replaced its revolving credit agreement.

LIQUIDITY AND CAPITAL RESOURCES
     Total assets were $1.1 billion and $1.2 billion at June 30, 2002 and December 31, 2001, respectively. In addition, stockholders' equity was $157.1 million at June 30, 2002 compared to $144.7 million at December 31, 2001. Debt was $490.7 million at June 30, 2002 as compared to $452.0 million at December 31, 2001, an increase of $38.7 million.

     An analysis of cash flows for the first six months of 2002 and 2001 follows:

     Operating Activities. Cash used by operating activities totaled $68.6 million in the first six months of 2002, compared to cash provided of $92.2 million in the prior year. In connection with WESCO's asset securitization program, cash used by operations in 2002 includes $55 million used by our accounts receivable securitization program. Excluding this transaction, cash used by operating activities was $13.6 million in 2002 compared to cash provided of $92.2 million in 2001. On this basis, the $105.8 million decrease in operating cash flow was primarily due to an increase in cash utilized to reduce accounts payable offset somewhat by reductions in accounts receivable and inventory.

     Investing Activities. Net cash used in investing activities was $13.4 million in the first six months of 2002, compared to $59.5 million in 2001. Cash used for investing activities was higher in 2001 due to $52.1 million in cash paid for acquisitions. WESCO's capital expenditures for the six months of 2002 were for computer equipment and software and branch and distribution center facility improvements.

     Financing Activities. Cash provided by financing activities totaled $31.4 million for the first six months of 2002 reflecting net borrowings of $33.9 million. In the first six months of 2001, cash used for financing activities totaled $48.9 million primarily reflecting increased repayments of long-term debt.

     In March 2002, WESCO Distribution, Inc. entered into a $290 million revolving credit agreement that is collateralized by substantially all inventory owned by WESCO and also by the accounts receivable of WESCO Distribution Canada, Inc. At June 30, 2002, amounts available under the agreement were approximately $66.6 million, and WESCO was in compliance with all covenants of the new facility.

     WESCO's liquidity needs arise from seasonal working capital requirements, capital expenditures, acquisitions and debt service obligations. In addition, certain of our acquisition agreements contain earn-out provisions based principally on future earnings targets. The most significant of which relates to the acquisition of Bruckner Supply Company, which provides for an earn-out potential of $80 million during any one of the next three years if certain earnings targets are achieved. WESCO paid $10 million pursuant to this agreement in April 2002 related to 2000 performance. The maximum amount payable in any single year under this agreement is $30 million. Certain other acquisitions also contain contingent consideration provisions, only one of which could require a significant payment. Management estimates this payment could range from $0 to $20 million and would be made in 2009. To meet its funding requirements, WESCO uses a mix of internally generated cash flow, its revolving credit facility, its Receivables Facility and equity transactions.

     At June 30, 2002 WESCO's securitized accounts receivable balance totaled $275.0 million.

     As of July 31, 2002, WESCO has purchased $32.8 million of common stock pursuant to the WESCO International share repurchase program, since its inception. WESCO did not repurchase any shares under this program during the six months ended June 30, 2002.

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

     As discussed above, WESCO refinanced its revolving credit facility in March 2002. The new facility matures in 2007. As a result of this refinancing and increased borrowings since December 31, 2001, WESCO is no longer obligated to repay $68.4 million in 2004. WESCO is contractually obligated to repay the revolving credit facility balance in 2007 and at June 30, 2002 the revolving credit facility balance was $107.5 million.

     Other than the revolving credit facility refinancing, there have been no material changes in WESCO's contractual cash obligations and other commercial commitments during the quarter ended June 30, 2002 that would require an update to the disclosure provided in WESCO's Form 10-K for the year ended December 31, 2001.

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

RECENT ACCOUNTING PRONOUNCEMENTS
     Effective January 1, 2002, WESCO adopted SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 141, all business combinations are accounted for under the purchase method. Under SFAS No. 142, goodwill is no longer amortized, but will be reduced if it is found to be impaired. Goodwill is tested for impairment annually or more frequently when events or circumstances occur indicating that goodwill might be impaired. During the six months ended June 30, 2002, WESCO completed the transitional impairment review required by SFAS No. 142. Each of WESCO's reporting units was tested for impairment by comparing the implied fair value of each reporting unit with its carrying value using discounted cash flow analyses. Considerable management judgment is necessary to estimate discounted future cash flows. Assumptions used for these estimated cash flows were based on a combination of historical results and current internal forecasts. No impairment losses were identified as a result of this review.

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

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 prescribes amendments to existing pronouncements on accounting for early retirements of debt and modifications of capital leases to operating leases. The provisions of this statement are effective for financial statements issued on or after May 15, 2002. The Company does not believe that the adoption of this statement will have a material impact on its financial statements.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," under which a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not believe that the adoption of this statement will have a material impact on its financial statements.



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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     Except as discussed below, there have not been any material changes to WESCO's exposures to market risk during the six months ended June 30, 2002 that would require an update to the disclosures provided in WESCO's Form 10-K for the year-ended December 31, 2001.

     At June 30, 2002 the net fair value of interest-rate-related derivatives designated as fair value hedges of debt resulted in a gain of $0.2 million.

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the annual meeting of WESCO shareholders held on May 22, 2002, Mr. Roy
W. Haley, Mr. George L. Miles, Jr. and Mr. James L. Singleton were reelected as directors of WESCO to serve for three-year terms. Votes cast for Mr. Haley were 29,524,855 and votes withheld were 323,769; votes cast for Mr. Miles were 29,565,252 and votes withheld were 283,372; votes cast for Mr. Singleton were 29,523,960 and votes withheld were 324,664.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (A) EXHIBITS

     None were filed in the quarter ended June 30, 2002

     (B) REPORTS ON FORM 8-K

     None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on August 9, 2002 on its behalf by the undersigned thereunto duly authorized.

                                   WESCO International, Inc. and Subsidiaries

                                   By:  /s/ Stephen A. Van Oss
                                        ---------------------------------------
                                        Stephen A. Van Oss
                                        Vice President, Chief Financial Officer





                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of WESCO International, Inc. (the "Company") on Form 10-Q for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.





      Date:  August 9, 2002         By: /s/ Roy W. Haley
                                        ------------------------------------
                                        Roy W. Haley
                                        Chairman and Chief Executive Officer





      Date:  August 9, 2002         By: /s/ Stephen A. Van Oss
                                        -------------------------------------
                                        Stephen A. Van Oss
                                        Vice President, Chief Financial Officer