Form 10-Q
period 2002-09-30
WESCO INTERNATIONAL INC
filed 2002-11-08
CIK 929008

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

                For the quarterly period ended SEPTEMBER 30, 2002

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

As of October 31, 2002, WESCO International, Inc. had 40,450,493 shares and 4,653,131 shares of common stock and Class B common stock outstanding, respectively.

===============================================================================

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q



                                TABLE OF CONTENTS


                                                                                                          Page
------------------------------------------------------------------------------------------------------------------
PART I - FINANCIAL INFORMATION

       ITEM 1.  Financial Statements
                   Condensed Consolidated Balance Sheets as of September 30, 2002 (unaudited) and
                      December 31, 2001................................................................     2
                   Condensed Consolidated Statements of Operations for the three months and nine
                      months ended September 30, 2002 and 2001 (unaudited) ............................     3
                   Condensed Consolidated Statements of Cash Flows for the nine months ended
                      September 30, 2002 and 2001 (unaudited) .........................................     4
                   Notes to Condensed Consolidated Financial Statements (unaudited) ...................     5

       ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..    16

       ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.............................    21

       ITEM 4.  Controls and Procedures................................................................    21


PART II - OTHER INFORMATION

       ITEM 4.  Submission of Matters to a Vote of Security Holders....................................    22

       ITEM 6.  Exhibits and Reports on Form 8-K.......................................................    22

                Signatures and Certifications..........................................................    23
------------------------------------------------------------------------------------------------------------------

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                              SEPTEMBER 30  DECEMBER 31
       Dollars in thousands, except share data                                                       2002          2001
       -------------------------------------------------------------------------------------------------------------------
                                                                                              (unaudited)
                                              ASSETS
       CURRENT ASSETS:
           Cash and cash equivalents........................................................  $    25,767  $     75,057
           Trade accounts receivable, net of allowance for doubtful
              accounts of $11,900 and $11,816 in 2002 and 2001,
              respectively (NOTE 5) ........................................................      238,049       217,920
           Other accounts receivable........................................................       18,541        26,413
           Inventories, net.................................................................      353,080       380,022
           Income taxes receivable .........................................................       10,811         3,643
           Prepaid expenses and other current assets........................................        7,254         6,639
           Deferred income taxes ...........................................................           --         8,341
                                                                                              ----------------------------
              Total current assets..........................................................      653,502       718,035

       Property, buildings and equipment, net ..............                                      111,530       120,599
       Goodwill.........................................................................          311,791       311,073
       Other assets.........................................................................       14,645         8,251
                                                                                              ----------------------------
              Total assets..................................................................   $1,091,468    $1,157,958
                                                                                              ============================

                               LIABILITIES AND STOCKHOLDERS' EQUITY
       CURRENT LIABILITIES:
           Accounts payable.................................................................   $  389,709    $  469,107
           Accrued payroll and benefit costs................................................       15,131        16,480
           Current portion of long-term debt................................................        5,530         5,530
           Current deferred income taxes....................................................        1,342            --
           Other current liabilities........................................................       28,410        38,362
                                                                                              ----------------------------
              Total current liabilities.....................................................      440,122       529,479

       Long-term debt (NOTE 8) .............................................................      453,595       446,436
       Other noncurrent liabilities.........................................................        6,160        10,086
       Deferred income taxes ...............................................................       27,051        27,306
                                                                                              ----------------------------
              Total liabilities.............................................................      926,928     1,013,307

       Commitments and contingencies

       STOCKHOLDERS' EQUITY:
           Preferred stock, $.01 par value; 20,000,000 shares authorized, no shares
             issued or outstanding........................................................             --            --
           Common stock, $.01 par value; 210,000,000 shares authorized, 44,483,513 and
              44,269,810 shares issued in 2002 and 2001, respectively.....................            445           443
           Class B nonvoting convertible common stock, $.01 par value; 20,000,000
              shares authorized, 4,653,131 issued in 2002 and 2001........................             46            46
           Additional capital.............................................................        570,924       569,997
           Retained earnings (deficit) ...................................................       (371,525)     (389,919)
           Treasury stock, at cost; 4,033,020 and 4,032,648 shares in 2002 and 2001,
             respectively.................................................................        (33,842)      (33,852)
           Accumulated other comprehensive income (loss) .................................         (1,508)       (2,064)
                                                                                              ----------------------------
              Total stockholders' equity..................................................        164,540       144,651
                                                                                              ----------------------------
              Total liabilities and stockholders' equity..................................     $1,091,468    $1,157,958
                                                                                              ============================

The accompanying notes are an integral part of the condensed consolidated financial statements.

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                        THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                           SEPTEMBER 30                   SEPTEMBER 30
In thousands, except share data                                        2002             2001         2002             2001
---------------------------------------------------------------- ------------------------------------------------------------
Net sales.....................................................     $852,949        $905,554      $2,510,315       $2,777,747
Cost of goods sold ...........................................      706,462         746,335       2,068,731        2,286,578
                                                                 ------------------------------------------------------------
   Gross profit...............................................      146,487         159,219         441,584          491,169

Selling, general and administrative expenses .................      123,157         127,043         368,649          393,055
Depreciation and amortization.................................        4,999           7,901          14,568           22,900
                                                                 ------------------------------------------------------------
   Income from operations.....................................       18,331          24,275          58,367           75,214

Interest expense, net.........................................       10,725          11,929          32,799           33,863
Other expense.................................................        1,790           3,854           4,904           14,518
                                                                 ------------------------------------------------------------
   Income before income taxes and extraordinary item..........        5,816           8,492          20,664           26,833

(Benefit from) provision for income taxes......................      (3,167)          3,397           1,591           10,733
                                                                 ------------------------------------------------------------
    Income before extraordinary item...........................       8,983           5,095          19,073           16,100

Extraordinary item, net of tax.................................         --              --             (679)            --
                                                                 ------------------------------------------------------------
    Net income.................................................   $   8,983       $   5,095         $18,394       $   16,100
                                                                 ============================================================

Earnings per share:
Basic:
    Income before extraordinary item...........................      $0.20            $0.11           $0.42            $0.36
    Extraordinary item.........................................        --               --            (0.02)             --
                                                                 ------------------------------------------------------------
    Net income ................................................      $0.20            $0.11           $0.40            $0.36
                                                                 ============================================================

Diluted:
    Income before extraordinary item...........................      $0.19            $0.11           $0.41            $0.34
    Extraordinary item.........................................        --               --            (0.02)            --
                                                                 ------------------------------------------------------------
    Net income ................................................      $0.19            $0.11           $0.39            $0.34
                                                                 ============================================ ===============

The accompanying notes are an integral part of the condensed consolidated financial statements.

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                                   NINE MONTHS ENDED
                                                                                                     SEPTEMBER 30
In thousands                                                                                        2002          2001
------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income.........................................................................             $ 18,394      $ 16,100
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
     Extraordinary item, net of tax benefits.......................................                  679            --
     Depreciation and amortization.................................................               14,568        22,900
     Accretion of original issue and amortization of purchase discounts............                2,229         1,058
     Amortization of debt issuance costs...........................................                  694           975
     Gain on sale of property, buildings and equipment ............................                 (256)         (641)
     Deferred income taxes ........................................................                9,428         5,074
     Changes in assets and liabilities, excluding the effects of acquisitions:
         Change in receivables facility ...........................................              (47,500)      (20,000)
         Trade and other receivables...............................................               35,243        50,023
         Inventories...............................................................               26,942        12,381
         Other current and noncurrent assets.......................................               (5,189)        2,103
         Accounts payable..........................................................              (79,398)      (65,970)
         Accrued payroll and benefit costs.........................................               (1,349)      (11,076)
         Other current and noncurrent liabilities..................................                3,529         5,550
                                                                                              ---------------------------
              Net cash (used for) provided by operating activities.................              (21,986)       18,477

INVESTING ACTIVITIES:
Capital expenditures...............................................................               (5,431)      (10,844)
Proceeds from the sale of property, buildings and equipment .......................                  755           905
Acquisitions.......................................................................              (14,137)      (55,874)
                                                                                              ---------------------------
              Net cash used for investing activities...............................              (18,813)      (65,813)

FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt...........................................              440,596       635,885
Repayments of long-term debt.......................................................             (445,703)     (606,351)
Debt issuance costs................................................................               (4,004)         (733)
Proceeds from exercise of stock options............................................                  620           416
                                                                                              ---------------------------
              Net cash (used for) provided by financing activities.................               (8,491)       29,217
                                                                                              ---------------------------

     Net change in cash and cash equivalents.......................................              (49,290)      (18,119)
     Cash and cash equivalents at the beginning of period..........................               75,057        21,079
                                                                                              ---------------------------
     Cash and cash equivalents at the end of period................................              $25,767      $  2,960
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

     The unaudited condensed consolidated balance sheet as of September 30, 2002, the unaudited condensed consolidated statements of operations for the three months and nine months ended September 30, 2002 and 2001, and the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2002 and 2001, in the opinion of management, have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of the results of the interim periods. All adjustments reflected in the condensed consolidated financial statements are of a normal recurring nature. Results for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Revenue Recognition

      Revenues are recognized when title, ownership and risk of loss pass to the customer, or services rendered. In nearly all cases, this occurs at the time of shipment from our distribution point, as the terms of virtually all of WESCO's sales are "FOB shipping point."

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

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 prescribes amendments to existing pronouncements on accounting for early retirements of debt and modifications of capital leases to operating leases. The provisions of this statement are effective for financial statements issued on or after May 15, 2002. The adoption of this statement did not have a material impact on WESCO's financial statements.

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

3.       GOODWILL AND INTANGIBLE ASSETS

     Effective January 1, 2002, WESCO adopted SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 141, all business combinations are accounted for under the purchase method. Under SFAS No. 142, goodwill is no longer amortized, but will be reduced if it is found to be impaired. Goodwill is tested for impairment annually or more frequently when events or circumstances occur indicating that goodwill might be impaired. During the six months ended June 30, 2002, WESCO completed the transitional impairment review required by SFAS No. 142. Each of WESCO's seven reporting units was tested for impairment by comparing the implied fair value of each reporting unit with its carrying value using discounted cash flow analyses. Considerable management judgment is necessary to estimate discounted future cash flows. Assumptions used for these estimated cash flows were based on a combination of historical results and current internal forecasts. No impairment losses were identified as a result of this review. During the 4th quarter of 2002, WESCO intends to complete the required annual impairment testing of goodwill as of September 30, 2002.

     In conformity with SFAS No. 142, the results of prior periods have not been restated. The following is a reconciliation of the impact of not amortizing goodwill in prior periods of WESCO's income before extraordinary item, net income and earnings per share for the three and nine months ended September 30, 2002 and September 30, 2001.

                                                                              THREE MONTHS ENDED
                                                                                 SEPTEMBER 30
             Dollars in thousands, except per share amounts                    2002            2001
             ----------------------------------------------------------- --------------- ------------
             Reported net income.......................................      $8,983          $5,095
             Add:  Goodwill amortization, net of tax ..................          --           1,827
                                                                         ----------------------------
             Adjusted net income.......................................      $8,983          $6,922

             Basic earnings per share:
                 Reported net income ..................................       $0.20            $0.11
                 Goodwill amortization, net of tax per share...........          --             0.04
                                                                         ----------------------------
                 Adjusted net income...................................       $0.20            $0.15
                                                                         ============================

             Diluted earnings per share:
                 Reported net income...................................       $0.19           $0.11
                 Goodwill amortization, net of tax per share...........          --            0.04
                                                                         ----------------------------
                 Adjusted net income...................................       $0.19           $0.15
                                                                         ============================


                                                                              NINE MONTHS ENDED
                                                                                 SEPTEMBER 30
             Dollars in thousands, except per share amounts                    2002            2001
             ----------------------------------------------------------------------------------------
             Reported net income before extraordinary item.............      $19,073        $16,100
             Add: Goodwill amortization, net of tax ...................           --          5,311
                                                                         ----------------------------
             Adjusted income before extraordinary item.................      $19,073        $21,411

             Basic earnings per share:
                 Reported income before extraordinary item.............       $0.42           $0.36
                 Goodwill amortization, net of tax per share...........          --            0.12
                                                                         ----------------------------
                 Adjusted income before extraordinary item.............       $0.42           $0.48
                                                                         ============================

             Diluted earnings per share:
                 Reported income before extraordinary item.............       $0.41           $0.34
                 Goodwill amortization, net of tax per share...........          --            0.12
                                                                         ----------------------------
                 Adjusted income before extraordinary item.............       $0.41           $0.46
                                                                         ============================

                                                                              NINE MONTHS ENDED
                                                                                 SEPTEMBER 30
             Dollars in thousands, except per share amounts                    2002            2001
             ----------------------------------------------------------- --------------- ------------
             Reported net income.......................................     $18,394         $16,100
             Add:  Goodwill amortization, net of tax ..................          --           5,311
                                                                         --------------- ------------
             Adjusted net income.......................................     $18,394         $21,411

             Basic earnings per share:
                 Reported net income ..................................      $ 0.40            $0.36
                 Goodwill amortization, net of tax per share...........          --             0.12
                                                                         --------------- ------------
                 Adjusted net income...................................       $0.40            $0.48
                                                                         =============== ============

             Diluted earnings per share:
                 Reported net income...................................       $0.39           $0.34
                 Goodwill amortization, net of tax per share...........          --            0.12
                                                                         --------------- ------------
                 Adjusted net income...................................       $0.39           $0.46
                                                                         =============== ============


4.       EARNINGS PER SHARE

     The following tables set forth the details of basic and diluted earnings per share before extraordinary item:

                                                                                  THREE MONTHS ENDED
                                                                                     SEPTEMBER 30
               Dollars in thousands, except per share amounts                    2002            2001
               -----------------------------------------------------------------------------------------
               Net income                                                      $8,983          $5,095
               Weighted average common shares outstanding used in
                  computing basic earnings per share                       45,097,383      44,863,290
               Common shares issuable upon exercise of dilutive
                  stock options                                             1,807,543       2,046,303
                                                                         -------------------------------
               Weighted average common shares outstanding and common
                  share equivalents used in computing diluted
                  earnings per share                                       46,904,926      46,909,593
                                                                         ===============================

               Earnings per share:
                  Basic                                                         $0.20           $0.11
                  Diluted                                                       $0.19           $0.11
               -----------------------------------------------------------------------------------------



                                                                                  NINE MONTHS ENDED
                                                                                     SEPTEMBER 30
               Dollars in thousands, except per share amounts                    2002            2001
               -----------------------------------------------------------------------------------------
               Income before extraordinary item                               $19,073         $16,100
               Weighted average common shares outstanding used in
                  computing basic earnings per share                       45,010,489      44,810,802
               Common shares issuable upon exercise of dilutive
                  stock options                                             1,886,699       2,151,527
                                                                         -------------------------------
               Weighted average common shares outstanding and common
                  share equivalents used in computing diluted
                  earnings per share                                       46,897,188      46,962,329
                                                                         ===============================

               Earnings per share before extraordinary item:
                  Basic                                                         $0.42           $0.36
                  Diluted                                                       $0.41           $0.34
               -----------------------------------------------------------------------------------------

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

     As of September 30, 2002 and December 31, 2001, securitized accounts receivable totaled approximately $361 million and $395 million, respectively, of which the subordinated retained interest was approximately $78 million and $65 million, respectively. Accordingly, approximately $283 million and $330 million of accounts receivable balances were removed from the consolidated balance sheets at September 30, 2002 and December 31, 2001, respectively. WESCO reduced its accounts receivable securitization program by $47 million in 2002. Costs associated with the Receivables Facility totaled $4.9 million and $14.5 million for the nine months ended September 30, 2002 and September 30, 2001, respectively. These amounts are recorded as other expense in the consolidated statements of operations and are primarily related to the discount and loss on the sale of accounts receivables, partially offset by related servicing revenue.

     The key economic assumptions used to measure the retained interest at the date of the securitization for securitizations completed in 2002 were a discount rate of 2% and an estimated life of 1.5 months. At September 30, 2002, an immediate adverse change in the discount rate or estimated life of 10% and 20% would result in a reduction in the fair value of the retained interest of $0.1 million and $0.3 million, respectively. These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this example, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another.


6.       COMPREHENSIVE INCOME

     The following tables set forth comprehensive income and its components:

                                                                            THREE MONTHS ENDED
                                                                               SEPTEMBER 30
               In thousands                                                   2002      2001
               ----------------------------------------------------------------------------------
               Net income                                                 $  8,983      $  5,095
               Foreign currency translation adjustment                      (1,635)         (444)
                                                                      ---------------------------
               Comprehensive income                                       $  7,348      $  4,651
               ----------------------------------------------------------------------------------

                                                                             NINE MONTHS ENDED
                                                                               SEPTEMBER 30
               In thousands                                                   2002       2001
               ----------------------------------------------------------------------------------
               Net income                                                  $18,394       $16,100
               Foreign currency translation adjustment                         556          (656)
                                                                      ---------------------------
               Comprehensive income                                        $18,950       $15,444
               ----------------------------------------------------------------------------------

7.       CASH FLOW STATEMENT

     The following table sets forth supplemental cash flow information with respect to acquisitions:


                                                                             NINE MONTHS ENDED
                                                                               SEPTEMBER 30
               In thousands                                                   2002        2001
               ------------------------------------------------------ ------------- -------------
               Details of acquisitions:
                  Fair value of assets acquired                          $      --       $61,678
                  Deferred acquisition payment                              14,137        14,461
                  Liabilities assumed                                           --       (15,265)
                  Deferred acquisition payable                                  --        (5,000)
                                                                      ---------------------------
               Cash paid for acquisitions                                  $14,137       $55,874
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

9.   INCOME TAXES

    The following table sets forth the reconciliation between the federal statutory income tax rate and the effective income tax rate:

                                                                            THREE MONTHS ENDED
                                                                                SEPTEMBER 30
                                                                             2002         2001
                                                                         ------------ ------------
Federal statutory rate.................................................      35.0%        35.0%
State income taxes.....................................................       1.4          1.5
Nondeductible expenses.................................................       3.9          4.4
Foreign taxes .........................................................      (0.6)          --
Reversal of income tax contingency accruals(1) ........................     (91.1)          --
Other(2)...............................................................      (3.1)        (0.9)
                                                                         -------------------------
                                                                            (54.5)%       40.0%
                                                                         =========================

                                                                            NINE MONTHS ENDED
                                                                                SEPTEMBER 30
                                                                             2002         2001
                                                                         -------------------------
Federal statutory rate.................................................      35.0%        35.0%
State income taxes.....................................................       1.2          1.5
Nondeductible expenses.................................................       3.6          4.4
Foreign taxes..........................................................      (1.7)          --
Remeasurement of deferred taxes(3).....................................      (3.3)          --
Reversal of income tax contingency accrual(1)..........................     (25.6)          --
Other(2)...............................................................      (1.5)        (0.9)
                                                                         -------------------------
                                                                              7.7%        40.0%
                                                                         =========================

         (1) Represents a benefit of $5.3 million from the resolution of prior tax year contingencies upon acceptance by the IRS of tax returns filed through 1998 and the expected favorable conclusion of the IRS examination for 1999.

         (2) Includes the impact of adjustments for certain tax liabilities and the effect of differences between the recorded provision and the final filed tax return for the prior year.

         (3) Reflects a decrease in the rate applied to deferred tax items from 40% to 38.25%. Management believes this revised estimate reflects the rate that will be in effect when these items reverse.

         Current deferred income taxes changed from an asset of $8.3 million at December 31, 2001 to a liability of $1.3 million at September 30, 2002. The primary factors associated with the change in balance were tax accounting method changes related to certain working capital items.

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

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                                       SEPTEMBER 30, 2002
                                       ---------------------------------------------------------------------------------------
                                                                           (IN THOUSANDS)

                                           WESCO                                            Consolidating
                                       International,       WESCO          Non-Guarantor   and Eliminating
                                           Inc.       Distribution, Inc.   Subsidiaries        Entries         Consolidated
                                       ---------------------------------------------------------------------------------------
Cash and cash equivalents............  $         2         $   16,581      $    9,184      $          --      $   25,767
Trade accounts receivable............           --             45,874         192,175                 --         238,049
Inventories..........................           --            309,913          43,167                 --         353,080
Other current assets.................           --             41,695          14,674            (19,763)         36,606
                                       ---------------------------------------------------------------------------------------
   Total current assets..............            2            414,063         259,200            (19,763)        653,502
Intercompany receivables, net........           --            220,879              --           (220,879)             --
Property, buildings and equipment,
   net..............................            --             42,620          68,910                 --         111,530
Goodwill............................            --            272,663          39,128                 --         311,791
Investments in affiliates and other
   noncurrent assets.................      384,464            324,545              35           (694,399)         14,645
                                       ---------------------------------------------------------------------------------------
   Total assets......................  $   384,466         $1,274,770      $  367,273      $    (935,041)     $1,091,468
                                       =======================================================================================

Accounts payable.....................  $        --         $  382,973      $    6,736      $          --      $  389,709
Other current liabilities............           --             37,004          33,172            (19,763)         50,413
                                       -------------- ------------------- ---------------- ----------------- -----------------
   Total current liabilities.........           --            419,977          39,908            (19,763)        440,122
Intercompany payables, net...........      218,418                 --           2,461           (220,879)             --
Long-term debt.......................           --            439,594          14,001                 --         453,595
Other noncurrent liabilities.........           --             30,735           2,476                 --          33,211
Stockholders' equity.................      166,048            384,464         308,427           (694,399)        164,540
                                       ---------------------------------------------------------------------------------------
   Total liabilities and
      stockholders' equity...........     $384,466         $1,274,770      $  367,273      $    (935,041)     $1,091,468
                                       =======================================================================================


                                                                       DECEMBER 31, 2001
                                       ---------------------------------------------------------------------------------------
                                                                           (IN THOUSANDS)

                                           WESCO                                            Consolidating
                                       International,       WESCO          Non-Guarantor   and Eliminating
                                           Inc.       Distribution, Inc.   Subsidiaries        Entries         Consolidated
                                       ---------------------------------------------------------------------------------------
Cash and cash equivalents............  $         2       $     17,877       $  57,178      $          --     $    75,057
Trade accounts receivable............           --             45,873         172,047                 --         217,920
Inventories..........................           --            341,597          38,425                 --         380,022
Other current assets.................           --             50,514          24,481            (29,959)         45,036
                                       ---------------------------------------------------------------------------------------
   Total current assets..............            2            455,861         292,131            (29,959)        718,035
Intercompany receivables, net........           --            290,021              --           (290,021)             --
Property, buildings and equipment,
   net..............................            --             49,330          71,269                 --         120,599
Goodwill............................            --            272,281          38,792                 --         311,073
Investments in affiliates and other
   noncurrent assets.................      372,598            276,886           2,869           (644,102)          8,251
                                       ---------------------------------------------------------------------------------------
   Total assets......................     $372,600         $1,344,379        $405,061          $(964,082)     $1,157,958
                                       =======================================================================================

Accounts payable.....................  $        --        $   450,107       $  19,000        $        --      $  469,107
Other current liabilities............           --             53,858          36,473            (29,959)         60,372
                                       ---------------------------------------------------------------------------------------
   Total current liabilities.........           --            503,965          55,473            (29,959)        529,479
Intercompany payables, net...........      225,886                 --          64,135           (290,021)             --
Long-term debt.......................           --            433,808          12,628                 --         446,436
Other noncurrent liabilities.........           --             34,008           3,384                 --          37,392
Stockholders' equity.................      146,714            372,598         269,441           (644,102)        144,651
                                       ---------------------------------------------------------------------------------------
   Total liabilities and
      stockholders' equity...........     $372,600         $1,344,379        $405,061          $(964,082)     $1,157,958
                                       =======================================================================================

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                                                             THREE MONTHS ENDED SEPTEMBER 30, 2002
                                       ---------------------------------------------------------------------------------------
                                                                         (IN THOUSANDS)

                                           WESCO                                            Consolidating
                                       International,       WESCO          Non-Guarantor   and Eliminating
                                           Inc.       Distribution, Inc.   Subsidiaries        Entries         Consolidated
                                       ---------------------------------------------------------------------------------------
Net sales............................    $      --           $738,091        $114,858        $      --          $852,949
Cost of goods sold...................           --            613,083          93,379               --           706,462
Selling, general and administrative
   expenses..........................           --            106,893          16,264               --           123,157
Depreciation and amortization........           --              4,174             825               --             4,999
Results of affiliates' operations....        6,753             12,524              --          (19,277)               --
Interest expense (income), net.......       (3,285)            12,690           1,320               --            10,725
Other (income) expense...............           --             18,192         (16,402)              --             1,790
Provision for (benefit from) income
   taxes.............................        1,055            (11,170)          6,948               --            (3,167)
                                       ---------------------------------------------------------------------------------------
   Net income (loss).................     $  8,983         $    6,753       $  12,524         $(19,277)       $    8,983
                                       =======================================================================================

                                                             THREE MONTHS ENDED SEPTEMBER 30, 2001
                                       ---------------------------------------------------------------------------------------
                                                                         (IN THOUSANDS)

                                           WESCO                                            Consolidating
                                       International,       WESCO          Non-Guarantor   and Eliminating
                                           Inc.       Distribution, Inc.   Subsidiaries        Entries         Consolidated
                                       ----------------------------------------------------------------------------------------
Net sales............................      $    --           $785,680        $119,874       $       --          $905,554
Cost of goods sold...................           --            648,587          97,748               --           746,335
Selling, general and administrative
   expenses..........................           --            109,257          17,786               --           127,043
Depreciation and amortization........           --              6,801           1,100               --             7,901
Results of affiliates' operations....        8,086             21,127              --          (29,213)               --
Interest expense (income), net.......       (1,744)            16,476          (2,803)              --            11,929
Other (income) expense...............           --             23,458         (19,604)              --             3,854
Provision for (benefit from) income
   taxes.............................        4,735             (5,858)          4,520               --             3,397
                                       ---------------------------------------------------------------------------------------
   Net income (loss).................     $  5,095         $    8,086       $  21,127         $(29,213)       $    5,095
                                       =======================================================================================

                                                              NINE MONTHS ENDED SEPTEMBER 30, 2002
                                       ---------------------------------------------------------------------------------------
                                                                         (IN THOUSANDS)

                                           WESCO                                            Consolidating
                                       International,       WESCO          Non-Guarantor   and Eliminating
                                           Inc.       Distribution, Inc.   Subsidiaries        Entries         Consolidated
                                       ---------------------------------------------------------------------------------------
Net sales............................    $      --         $2,181,864        $328,451         $     --        $2,510,315
Cost of goods sold...................           --          1,800,713         268,018               --         2,068,731
Selling, general and administrative
   expenses..........................           --            320,019          48,630               --           368,649
Depreciation and amortization........           --             12,142           2,426               --            14,568
Results of affiliates' operations....       11,866             38,436              --          (50,302)               --
Interest expense (income), net.......       (9,749)            41,786             762               --            32,799
Other (income) expense...............           --             55,654         (50,750)              --             4,904
Provision for (benefit from) income
   taxes.............................        3,221            (22,516)         20,886               --             1,591
                                       ---------------------------------------------------------------------------------------
Income (loss) before extraordinary
   item  ............................       18,394             12,502          38,479          (50,302)           19,073
Extraordinary item...................           --               (636)            (43)              --              (679)
                                       ---------------------------------------------------------------------------------------

   Net income (loss).................      $18,394      $      11,866       $  38,436         $(50,302)      $    18,394
                                       =======================================================================================

                                                              NINE MONTHS ENDED SEPTEMBER 30, 2001
                                       ---------------------------------------------------------------------------------------
                                                                         (IN THOUSANDS)

                                           WESCO                                            Consolidating
                                       International,       WESCO          Non-Guarantor   and Eliminating
                                           Inc.       Distribution, Inc.   Subsidiaries        Entries         Consolidated
                                       ---------------------------------------------------------------------------------------
Net sales............................    $      --         $2,441,064        $336,683       $       --        $2,777,747
Cost of goods sold...................           --          2,012,733         273,845               --         2,286,578
Selling, general and administrative
   expenses..........................           11            339,085          53,959               --           393,055
Depreciation and amortization........           --             19,718           3,182               --            22,900
Results of affiliates' operations....       16,459             46,754              --          (63,213)               --
Interest expense (income), net.......       (5,805)            48,501          (8,833)              --            33,863
Other (income) expense...............           --             71,746         (57,228)              --            14,518
Provision for (benefit from) income
   taxes.............................        6,153            (20,424)         25,004               --            10,733
                                       ---------------------------------------------------------------------------------------

   Net income (loss).................      $16,100       $     16,459        $ 46,754         $(63,213)       $   16,100
                                       =======================================================================================

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                              NINE MONTHS ENDED SEPTEMBER 30, 2002
                                                                         (IN THOUSANDS)
                                           WESCO                                            Consolidating
                                       International,       WESCO          Non-Guarantor   and Eliminating
                                           Inc.       Distribution, Inc.   Subsidiaries        Entries         Consolidated
                                       ---------------------------------------------------------------------------------------
Net cash provided (used) by
   operating activities..............      $ 6,848       $ 20,188           $ (49,022)              $--         $(21,986)
Investing activities:
   Capital expenditures..............           --         (5,086)               (345)              --            (5,431)
   Acquisitions and other............           --        (13,382)                 --               --           (13,382)
                                       ---------------------------------------------------------------------------------------
   Net cash used in investing
   activities........................           --        (18,468)               (345)              --           (18,813)
Financing activities:
   Net borrowings (repayments) ......       (7,468)           988               1,373               --            (5,107)
   Equity transactions...............          620             --                  --               --               620
   Other.............................           --         (4,004)                 --               --            (4,004)
                                       ---------------------------------------------------------------------------------------
   Net cash (used in) provided by
      financing activities...........       (6,848)        (3,016)              1,373               --            (8,491)
                                       ---------------------------------------------------------------------------------------
Net change in cash and cash
   equivalents.......................           --         (1,296)            (47,994)              --           (49,290)
Cash and cash equivalents at
   beginning of year.................            2         17,877              57,178               --            75,057
                                       ---------------------------------------------------------------------------------------
Cash and cash equivalents at end of
   period............................   $        2     $   16,581         $     9,184               $--         $ 25,767
                                       =======================================================================================



                                                              NINE MONTHS ENDED SEPTEMBER 30, 2001
                                                                         (IN THOUSANDS)

                                           WESCO                                            Consolidating
                                       International,       WESCO          Non-Guarantor   and Eliminating
                                           Inc.       Distribution, Inc.   Subsidiaries        Entries         Consolidated
                                       ---------------------------------------------------------------------------------------
Net cash provided (used) by
   operating activities..............     $ 15,844       $(43,628)           $ 58,316         $(12,055)         $ 18,477
Investing activities:
   Capital expenditures..............           --         (6,324)             (4,520)              --           (10,844)
   Acquisitions and other............           --         (9,591)            (45,378)              --           (54,969)
                                       ---------------------------------------------------------------------------------------
   Net cash used in investing
   activities........................           --        (15,915)            (49,898)              --           (65,813)
Financing activities:
   Net borrowings (repayments) ......      (16,264)        44,632                 433               --            28,801
   Equity transactions...............          416             --                  --               --               416
                                       ---------------------------------------------------------------------------------------
   Net cash (used in) provided by
      financing activities...........      (15,848)        44,632                 433               --            29,217
                                       ---------------------------------------------------------------------------------------
Net change in cash and cash
   equivalents.......................           (4)       (14,911)              8,851          (12,055)          (18,119)
Cash and cash equivalents at
   beginning of year.................           10         14,911                  --            6,158            21,079
                                       ---------------------------------------------------------------------------------------
Cash and cash equivalents at end of
   period............................    $       6      $      --            $  8,851         $ (5,897)         $  2,960
                                       ========================================================================================

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

RECENT DEVELOPMENTS
     Recent developments affecting the results of operations and financial position of WESCO include the following:

     In March 2002, WESCO Distribution, Inc. entered into a $290 million revolving credit agreement that is collateralized by substantially all inventory owned by WESCO and also by the accounts receivable of WESCO Distribution Canada, Inc. Availability under the agreement, which matures in 2007, is limited to the amount of eligible inventory and Canadian receivables applied against certain advance rates. Proceeds from this agreement were used to retire WESCO Distribution, Inc.'s existing revolving credit facility. Interest on this new facility is at LIBOR plus a margin that ranges between 2.0% to 2.75% depending upon the amount of excess availability under the facility. As long as the average daily excess availability for both the preceding and projected succeeding 90 day period is greater than $50 million, WESCO would be permitted to make acquisitions and repurchase outstanding public stock and bonds.

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

     At September 30, 2002, amounts available under the agreement were approximately $104.6 million and WESCO was in compliance with all covenants of the new facility.

RESULTS OF OPERATIONS
Third Quarter of 2002 versus Third Quarter of 2001

     The following table sets forth the percentage relationship to net sales of certain items in WESCO's condensed consolidated statements of operations for the periods presented:

                                                                           THREE MONTHS ENDED
                                                                              SEPTEMBER 30
                                                                            2002        2001
               ----------------------------------------------------------------------------------
               Net sales                                                    100.0%      100.0%
               Gross profit                                                  17.2        17.6
               Selling, general and administrative expenses                  14.4        14.0
               Depreciation and amortization                                  0.6         0.9
                                                                      ---------------------------
                   Income from operations                                     2.2         2.7
               Interest expense                                               1.3         1.3
               Other expense                                                  0.2         0.4
                                                                      ---------------------------
                   Income before income taxes                                 0.7         1.0
               (Benefit from) provision for income taxes                     (0.4)        0.4
                                                                      ---------------------------
                   Net income                                                 1.1%        0.6%
               ----------------------------------------------------------------------------------

     Net Sales. Net sales in the third quarter of 2002 decreased $52.6 million, or 5.8%, to $852.9 million compared with $905.5 million in the prior-year quarter. Improvement in our industrial accounts MRO sales was offset by continued weakness in the commercial construction and utility markets. The continued weakness in the North American economy has affected the markets where WESCO participates.

     Gross Profit. Gross profit for the third quarter of 2002 decreased $12.7 million to $146.5 million from $159.2 million in the third quarter of 2001. The decrease in gross profit compared to prior year is primarily attributable to the decrease in sales versus prior year. Gross profit margin as a percentage of sales was 17.2 % for the quarter ended September 30, 2002 and 17.6% for the quarter ended September 30, 2001. Lower levels of supplier rebates and cash discounts that resulted from lower purchasing activity and working capital improvements were partially offset by billing margin improvements of approximately 30 basis points. In addition, during the fiscal 2002 third quarter, we recorded non-recurring charges of approximately $5.2 million to recognize additional inventory reserves. The reserves primarily address excess specialized inventory for customers in the telecommunications industry which has continued to show weakness and inventory associated with exiting certain international operations during the third quarter.

     Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses decreased $3.9 million, or 3.1%, to $123.2 million. The decrease was principally due to compensation and benefit program expense reductions. Bad debt expense was $2.7 million in both the third quarter of 2002 and 2001. Shipping and handling expense included in SG&A expenses amounts to $9.3 million and $9.6 million for the quarters ended September 30, 2002 and 2001, respectively. As a percent of sales, SG&A expenses increased to 14.4% compared with 14.0% in the prior year quarter reflecting lower sales volume in the current period.

     Depreciation and Amortization. Depreciation and amortization decreased $2.9 million to $5.0 million reflecting the discontinuation of goodwill amortization based on WESCO's adoption of SFAS No. 142. Depreciation and amortization expense in 2001 included $3.0 million for amortization of goodwill.

     Income From Operations. Income from operations decreased $5.9 million or 24.5% from the prior year quarter due primarily to the previously mentioned lower sales volume.

     Interest and Other Expense. Interest expense totaled $10.7 million for the third quarter of 2002, a decrease of $1.2 million over the same period in 2001. Other expense totaled $1.8 million and $3.9 million in the third quarter of 2002 and 2001, respectively, and was comprised of costs associated with the accounts receivable securitization. The decrease was due to reduced fees and a lower level of securitized accounts receivable.

     Income Taxes. For the three months ended September 30, 2002, the effective tax rate was a negative 54.5%. This is a result of a $5.3 million tax benefit for the reversal of income tax contingency accruals upon acceptance by the IRS of tax returns filed through 1998 and the expected favorable conclusion of the IRS examination for 1999. Excluding the effects of this benefit, the effective rate would have been 36.4%, compared to 40% for the same three-month period in 2001. This decrease is the result of less amortization in relation to the adoption of FAS 142 and the creation of a foreign finance company.

     Net Income. Net income and diluted earnings per share totaled $9.0 million and $0.19, respectively, for the third quarter of 2002, compared with net income of $5.1 million, or $0.11 per diluted share, for the third quarter of 2001.

Nine Months Ended September 30, 2002 versus Nine Months Ended September 30, 2001

     The following table sets forth the percentage relationship to net sales of certain items in WESCO's condensed consolidated statements of operations for the periods presented:

                                                                          NINE MONTHS ENDED
                                                                             SEPTEMBER 30
                                                                          2002          2001
               ----------------------------------------------------------------------------------
               Net sales                                                 100.0%           100.0%
               Gross profit                                               17.6             17.7
               Selling, general and administrative expenses               14.7             14.2
               Depreciation and amortization                               0.6              0.8
                                                                   ------------------------------
                   Income from operations                                  2.3              2.7
               Interest expense                                            1.3              1.2
               Other expense                                               0.2              0.5
                                                                   ------------------------------
                   Income before income taxes                              0.8              1.0
               Provision for income taxes                                  0.1              0.4
                                                                   ------------------------------
                   Extraordinary item, net of tax benefits                 0.0               --
                                                                   ------------------------------
                   Net income                                              0.7%             0.6%
               ----------------------------------------------------------------------------------

     Net Sales. Net sales for the first nine months of 2002 decreased $267.4 million, or 9.6%, to $2.5 billion compared with $2.8 billion in the prior year period, primarily due to a sales decline in the Company's core business of 9.8%. The continued weakness in the North American economy has affected the markets where WESCO participates.

     Gross Profit. Gross profit for the first nine months of 2002 decreased $49.6 million or 10.1% to $441.6 million from $491.2 million in 2001. The decrease was primarily due to the aforementioned sales deterioration in the Company's core business. Gross profit margin percentage was 17.6% and 17.7% for the current and prior year period, respectively. Billing margin improvements in the first nine months of 2002 of 30 basis points over 2001 were offset by increased inventory reserves, as well as, lower levels of supplier rebates and cash discounts that resulted from lower purchasing activity and working capital improvements.

     Selling, General and Administrative Expenses. SG&A expenses decreased $24.4 million, or 6.2%, to $368.6 million. SG&A expenses associated with WESCO's core business decreased 6.8%. The decrease was principally due to compensation and benefit program expense reductions in the current period. Permanent employee headcount has been reduced approximately 12% since March of 2001. Bad debt expense for the nine months ended September 30, 2002 was $6.5 million compared to $8.7 million for the same period in 2001. The improvement from 2001 is primarily due to reducing exposure to troubled accounts and industries through more stringent credit policies. Shipping and handling expenses included in SG&A expense amounts to $28.2 million and $28.5 million for the nine months ended September 30, 2002 and September 30, 2001, respectively. As a percentage of net sales, SG&A expenses increased to 14.7% compared with 14.2% in the prior year period reflecting a lower relative sales level.

     Depreciation and Amortization. Depreciation and amortization decreased $8.3 million to $14.6 million reflecting the discontinuation of goodwill amortization based on WESCO's adoption of SFAS No. 142. Depreciation and amortization expense in 2001 included $8.9 million for amortization of goodwill. Capitalized software amortization increased $1.6 million and depreciation expense decreased $1.0 million compared to 2001.

     Interest and Other Expense. Interest expense totaled $32.8 million for the first nine months of 2002, a decrease of $1.1 million from the same period in 2001. Other expense totaled $4.9 million and $14.5 million for the first nine months of 2002 and 2001, respectively, and was comprised of costs associated with the accounts receivable securitization. The $9.6 million decrease was principally due to reduced fees and a lower level of securitized accounts receivable.

     Income Taxes. The overall effective tax rate in 2002 is 7.7%, which has been decreased primarily by a $5.3 million third quarter benefit for the reversal of income tax contingency accruals upon acceptance by the IRS of tax returns filed through 1998 and the expected favorable conclusion of the IRS examination for 1999, as well as a first quarter income tax benefit of approximately $0.7 million related to the re-measurement of deferred taxes related to the cumulative impact of a change in the expected tax rate that will be applicable when these items reverse. The effective tax rate, excluding unusual items was approximately 36.6% in 2002 compared with 40.0% in 2001. The decrease in the effective tax rate is the result of the creation of a foreign finance company, and decreased amortization expense from the adoption of FAS 142.

     Income Before Extraordinary Item. For the first nine months of 2002, income before extraordinary item totaled $19.1 million or $0.41 per diluted share, compared with $16.1 million, or $0.34 per diluted share in 2001. The increase in earnings is the result of lower income tax expense, lower SG&A, amortization and other expense, partially offset by lower gross profit in the current year.

     Net Income. Net income and diluted earnings per share totaled $18.4 million and $0.39, respectively, for the first nine months of 2002, compared with $16.1 million, or $0.34 per diluted share, for the first nine months of 2001. Net income includes a $0.7 million extraordinary item net of tax, related to a charge incurred when WESCO replaced its revolving credit agreement.

LIQUIDITY AND CAPITAL RESOURCES
     Total assets were $1.1 billion and $1.2 billion at September 30, 2002 and December 31, 2001, respectively. In addition, stockholders' equity was $164.5 million at September 30, 2002 compared to $144.7 million at December 31, 2001. Debt was $459.1 million at September 30, 2002 as compared to $452.0 million at December 31, 2001, an increase of $7.1 million.

     An analysis of cash flows for the first nine months of 2002 and 2001 follows:

     Operating Activities. Cash used by operating activities totaled $22.0 million in the first nine months of 2002, compared to cash provided of $18.5 million in the prior year. In connection with WESCO's asset securitization program, cash used by operations in 2002 and 2001 included $47.5 million and $20 million, respectively, used by our accounts receivable securitization program. Excluding this transaction, cash provided by operating activities was $25.5 million in 2002 compared to cash provided of $38.5 million in 2001. On this basis, the $13.0 million decrease in operating cash flow was primarily due to paydowns of accounts payable.

     Investing Activities. Net cash used in investing activities was $18.8 million in the first nine months of 2002, compared to $65.8 million in 2001. Cash used for investing activities was higher in 2001 due to $41.7 million more in acquisition payments and $5.4 million more in capital expenditures. WESCO's capital expenditures for the nine months of 2002 were for computer equipment and software and branch and distribution center facility improvements.

     Financing Activities. Cash used for financing activities totaled $8.5 million for the first nine months of 2002 reflecting net repayments of $5.1 million and cash expenditures for debt issuance costs. In the first nine months of 2001, cash provided by financing activities totaled $29.2 million primarily reflecting increased net borrowings of long-term debt.

     In March 2002, WESCO Distribution, Inc. entered into a $290 million revolving credit agreement that is collateralized by substantially all inventory owned by WESCO and also by the accounts receivable of WESCO Distribution Canada, Inc. At September 30, 2002, amounts available under the agreement were approximately $104.6 million, and WESCO was in compliance with all covenants of the new facility.

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

     At September 30, 2002 WESCO's securitized accounts receivable balance totaled $283 million.

     As of October 31, 2002, WESCO has purchased $32.8 million of common stock pursuant to the WESCO International share repurchase program, since its inception. WESCO did not repurchase any shares under this program during the nine months ended September 30, 2002.

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

     As discussed above, WESCO refinanced its revolving credit facility in March 2002. The new facility matures in 2007. As a result of this refinancing and increased borrowings since December 31, 2001, WESCO is no longer obligated to repay $68.6 million in 2004. WESCO is contractually obligated to repay the revolving credit facility balance in 2007 and at September 30, 2002 the revolving credit facility balance was $63.5 million.

     WESCO is currently working to complete a mortgage financing transaction to provide additional liquidity and financial flexibility for the Company, as well as to lock in attractive fixed interest rates for longer-term capital. Proceeds from the mortgage financing are expected to be up to approximately $50 million with a 22-year amortization schedule and a 10-year repayment period. The proceeds from the financing are expected to be used to reduce outstanding borrowings under WESCO's revolving credit facility. The mortgage financing, which is subject to continuing due diligence, market conditions and negotiation of final terms and agreements, is currently expected to be completed by the end of 2002.

     Other than the revolving credit facility refinancing, there have been no material changes in WESCO's contractual cash obligations and other commercial commitments during the quarter ended September 30, 2002 that would require an update to the disclosure provided in WESCO's Form 10-K for the year ended December 31, 2001.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 2002, WESCO adopted SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 141, all business combinations are accounted for under the purchase method. Under SFAS No. 142, goodwill is no longer amortized, but will be reduced if it is found to be impaired. Goodwill is tested for impairment annually or more frequently when events or circumstances occur indicating that goodwill might be impaired. During the six months ended June 30, 2002, WESCO completed the transitional impairment review required by SFAS No. 142. Each of WESCO's seven reporting units was tested for impairment by comparing the implied fair value of each reporting unit with its carrying value using discounted cash flow analyses. Considerable management judgment is necessary to estimate discounted future cash flows. Assumptions used for these estimated cash flows were based on a combination of historical results and current internal forecasts. No impairment losses were identified as a result of this review. During the 4th quarter of 2002, WESCO intends to complete the required annual impairment testing of goodwill as of September 30, 2002.

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

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," under which a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this statement did not have a material impact on WESCO's financial statements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     Except as discussed below, there have not been any material changes to WESCO's exposures to market risk during the nine months ended September 30, 2002 that would require an update to the disclosures provided in WESCO's Form 10-K for the year-ended December 31, 2001.

     At September 30, 2002 the net fair value of interest-rate-related derivatives designated as fair value hedges of debt resulted in an increase in the fair value of the hedge of $6.9 million.

ITEM 4.  CONTROLS AND PROCEDURES

     An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures within 90 days before the filing date of this quarterly report. Based on that evaluation, management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by WESCO in reports that it files under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

     None were filed in the quarter ended September 30, 2002

(b)      REPORTS ON FORM 8-K

     On August 15, 2002 WESCO filed a Current Report on Form 8-K pursuant to
     Item 9. On August, 15, 2002, WESCO furnished the information pursuant to Regulation FD promulgated by the Securities and Exchange Commission ("SEC").

     On August 22, 2002 WESCO filed a Current Report on Form 8-K pursuant to
     Item 5. On August 20, 2002, Standard & Poor's Ratings Services revised its outlook on WESCO Distribution, Inc., a wholly owned subsidiary of WESCO, to negative from stable because of the uncertainties regarding the timing and magnitude of recovery of its key industrial and construction markets.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on November 8, 2002 on its behalf by the undersigned thereunto duly authorized.

                                WESCO International, Inc. and Subsidiaries

                                By:  /s/ Stephen A. Van Oss
                                     -----------------------------------------
                                     Stephen A. Van Oss
                                     Vice President, Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                         THE SARBANES-OXLEY ACT OF 2002


I, Roy W. Haley, certify that:

1. I have reviewed this quarterly report on Form 10-Q of WESCO International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:  November 8, 2002          By:    /s/ Roy W. Haley
                                        ---------------------------------------
                                        Roy W. Haley
                                        Chairman and Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                         THE SARBANES-OXLEY ACT OF 2002




I, Stephen A. Van Oss, certify that:

1. I have reviewed this quarterly report on Form 10-Q of WESCO International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:  November 8, 2002         By: /s/ Stephen A. Van Oss
                                    ------------------------------------------
                                    Stephen A. Van Oss
                                    Vice President, Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of WESCO International, Inc. (the "Company") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.






      Date:  November 8, 2002       By: /s/ Roy W. Haley
                                        ---------------------------------------
                                        Roy W. Haley
                                        Chairman and Chief Executive Officer



      Date:  November 8, 2002       By: /s/ Stephen A. Van Oss
                                        ---------------------------------------
                                        Stephen A. Van Oss
                                        Vice President, Chief Financial Officer