Form 10-K
period 2002-12-31
WESCO INTERNATIONAL INC
filed 2003-03-18
CIK 929008

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

      |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

                                       or

      | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from      to

                        Commission file number 001-14989

                            WESCO INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                         25-1723342
     (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                          Identification No.)

      225 WEST STATION SQUARE DRIVE                                 15219
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

                                      None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes |X| No | |

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | |

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |X| No | |

      The registrant estimates that the aggregate market value of the voting shares held by non-affiliates of the registrant was approximately $114.5 million based on the June 28, 2002, the last business day of the registrant's most recently completed second fiscal quarter, closing price on the New York Stock Exchange for such stock.

      As of February 28, 2003, 40,455,493 shares of Common Stock, par value $.01 per share ("Common Stock") and 4,653,131 shares of Class B Common Stock, par value $.01 per share ("Class B Common Stock") of the registrant were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

      Part III of this Form 10-K incorporates by reference portions of the registrant's Proxy Statement for its 2003 Annual Meeting of Stockholders.

                            WESCO INTERNATIONAL, INC.

              ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED

                                DECEMBER 31, 2002

                                TABLE OF CONTENTS

                                                                                            PAGE
                                                                                            ----
                                                PART I
Item 1.   Business .....................................................................      2
Item 2.   Properties ...................................................................     14
Item 3.   Legal Proceedings ............................................................     14
Item 4.   Submission of Matters to a Vote of Security Holders ..........................     14

                                                 PART II
Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters ........     15
Item 6.   Selected Financial Data ......................................................     16
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations ...................................................................     17
Item 7A.  Quantitative and Qualitative Disclosures About Market Risks ..................     26
Item 8.   Financial Statements and Supplementary Data ..................................     28
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial
          Disclosures ..................................................................     54

                                                PART III
Item 10.  Directors and Executive Officers of the Registrant ...........................     55
Item 11.  Executive Compensation .......................................................     56
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related
          Stockholder Matters ..........................................................     56

Item 13.  Certain Relationships and Related Transactions ...............................     56
Item 14.  Controls and Procedures ......................................................     56

                                                 PART IV
Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K ..............     56
          Signatures and Certifications ................................................     63

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

THE COMPANY

      With sales of approximately $3.3 billion in 2002, we are a leading North American provider of electrical construction products and electrical and industrial maintenance, repair and operating supplies, commonly referred to as "MRO." We are the second largest distributor in the estimated $72 billion U.S. electrical distribution industry, and the largest provider of integrated supply services. Our integrated supply solutions and outsourcing services are designed to fulfill a customer's industrial MRO procurement needs through a highly automated, proprietary electronic procurement and inventory replenishment system. This allows our customers to consolidate suppliers and reduce their procurement and operating costs. We have over 350 branches and five distribution centers located in 48 states, nine Canadian provinces, Puerto Rico, Mexico, Guam, the United Kingdom, Nigeria and Singapore. We serve over 100,000 customers worldwide, offering over 1,000,000 products from over 24,000 suppliers. Our diverse customer base includes a wide variety of industrial companies; contractors for industrial, commercial and residential projects; utility companies; and commercial, institutional and governmental customers. Our leading market positions, extensive geographic reach, broad product and service offerings and acquisition program have enabled us to compete effectively against the companies in our industry.

INDUSTRY OVERVIEW

      The electrical distribution industry serves customers in a number of markets including the industrial, commercial, construction and utility markets. Electrical distributors, such as WESCO, provide logistical and technical services for customers by bundling together a wide range of products typically required for the construction and maintenance of electrical supply networks, including wire, lighting, distribution and control equipment and a wide variety of electrical supplies. This distribution channel enables customers to efficiently access a broad range of products and has the capacity to deliver value-added services. Customers are increasingly demanding that distributors provide a broader and more complex package of services as they seek to outsource non-core functions and achieve documented cost savings in purchasing, inventory and supply chain management.

      ELECTRICAL DISTRIBUTION. The U.S. electrical distribution industry had sales of approximately $72 billion in 2002. While overall weakness in the current economic environment has contributed to recent industry sales decline of approximately $2 billion since 2000, industry growth has averaged 5% per year from 1985 to 2002. This expansion has been driven by general economic growth, increased use of electrical products in businesses and industries, new products and technologies, and customers who are seeking to more efficiently purchase a broad range of products and services from a single point of contact, thereby eliminating the costs and expenses of purchasing directly from manufacturers or multiple sources. The U.S. electrical distribution industry is highly fragmented. The four national distributors, including WESCO, account for approximately 19% of estimated total industry sales.

      INTEGRATED SUPPLY. The market for integrated supply services has more than doubled from $5 billion in 1997 to over $12 billion in 2001, an increase of 25% per year. Recent projections estimate that the integrated supply market will reach $26 billion by 2005. Growth is being driven by the desire of large industrial companies to reduce operating expenses by implementing comprehensive third-party programs, which outsource the cost-intensive procurement, stocking and administrative functions associated with the purchase and consumption of MRO supplies. For our customers, these costs can account for over 50% of the total costs for MRO products and services. The total potential in the United States for integrated supply services, measured as all purchases of industrial MRO supplies and services, is currently estimated to be approximately $260 billion.

COMPETITIVE STRENGTHS

      MARKET LEADERSHIP. Our ability to manage large construction projects and complex multi-site plant maintenance programs and procurement projects that require special sourcing, technical advice, logistical support and locally based service has enabled us to establish leadership positions in our principal markets. We have utilized these skills to generate significant revenues in industries with intensive use of electrical and MRO products, including electrical contracting, utilities, original equipment manufacturing, process manufacturing and other commercial, institutional and governmental entities. We also have extended our position within these industries to expand our customer base.

      VALUE-ADDED SERVICES. We are a leader in providing a wide range of services and procurement solutions that draw on our product knowledge, supply and logistics expertise and systems capabilities, enabling our customers to reduce supply chain costs and improve efficiency. These programs include:

      - National Accounts -- we coordinate product supply and materials management activities for MRO supplies, project needs and direct material for customers with multiple locations who seek purchasing leverage through a single electrical products provider;

      - Integrated Supply -- we design and implement programs that enable our customers to significantly reduce the number of MRO suppliers they use through services that include highly automated, proprietary electronic procurement and inventory replenishment systems and on-site materials management and logistics services; and

      - Construction National Accounts -- we have a dedicated team of experienced construction sales management personnel to service the needs of the regional and national contractors. Top engineering and construction firms which specialize in major projects such as airport expansions, power plants and oil and gas facilities are also a focus group.

      BROAD PRODUCT OFFERING. We provide our customers with a broad product selection consisting of over 1,000,000 electrical, industrial and data communications products sourced from over 24,000 suppliers. Our broad product offering enables us to meet virtually all of a customer's electrical product and other MRO requirements.

      EXTENSIVE DISTRIBUTION NETWORK. Our distribution network consists of over 350 branches and five distribution centers located in 48 states, nine Canadian provinces, Puerto Rico, Mexico, Guam, the United Kingdom, Nigeria and Singapore. This extensive network, which would be extremely difficult and expensive to duplicate, allows us to:

      - maintain local sourcing of customer service, technical support and sales coverage;

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

      ENHANCE OUR LEADERSHIP POSITION IN ELECTRICAL DISTRIBUTION. We intend to leverage our extensive market presence and brand equity in the WESCO name to further our leadership position in electrical distribution. We are focusing our sales and marketing on existing industries where we are expanding our product and service offerings as well as targeting new clients, both within industries we currently serve and in new markets which provide significant growth opportunities. Markets where we believe such opportunities exist include retail, education, financial services and health care. We are the second largest electrical distributor in the United States and, through our value-added products and services, we believe we have become the industry leader in serving several important and growing markets including:

      - industrial customers with large, complex plant maintenance operations, many of which require a national multi-site service solution for their electrical product needs;

      - large contractors for major industrial and commercial construction projects;

      -     the electric utility industry; and

      - manufacturers of factory-built homes, recreational vehicles and other modular structures.

      GROW NATIONAL ACCOUNTS PROGRAMS. From 1994 through 2002, revenue from our national accounts program increased in excess of 10% annually. We will continue to invest in the expansion of this program. Through our national accounts program, we coordinate electrical MRO procurement and purchasing activities primarily for large industrial and commercial companies across multiple locations. We have well-established relationships with over 300 companies, providing us with a recurring base of revenue through multi-year agreements. Our objective is to continue to increase revenue generated through our national accounts program by:

      - offering existing national account customers new products and services and serving additional locations;

      - extending certain established national account relationships to include integrated supply; and

      - expanding our customer base by leveraging our existing industry expertise in markets we currently serve as well as entering into new markets.

      FOCUS ON CONSTRUCTION NATIONAL ACCOUNTS. We are increasing our focus on large construction, renovation and institutional projects. We seek to secure new major project contracts through:

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

      GAIN SHARE IN KEY LOCAL MARKETS. Significant opportunities exist to gain market share in the highly fragmented local markets. We intend to increase our market share in key geographic markets through a combination of increased sales and marketing efforts at existing branches, acquisitions that expand our product and customer base and new branch openings. We intend to leverage our existing relationships with preferred suppliers to increase sales of their products in local markets through various initiatives, including sales promotions, cooperative marketing efforts, direct participation by suppliers in national accounts implementation, dedicated sales forces and product exclusivity. To promote growth, we have instituted a compensation system for branch managers that encourages our branch managers to increase sales and optimize business activities in their local markets, including managing the sales force, configuring inventories, targeting potential customers for marketing efforts and tailoring local service options.

      PURSUE STRATEGIC ACQUISITIONS. Since 1995, we have completed and successfully integrated 25 acquisitions, which represent annual sales of approximately $1.4 billion. We believe that the highly fragmented nature of the electrical and industrial MRO distribution industry will continue to provide us with acquisition opportunities. Our most recent acquisition was completed in March 2001. We have not been as active in pursuing acquisition candidates given the weak economy and the uncertain future earnings streams of acquisition candidates. We would expect our acquisition activities to increase as the economy improves. We expect that any future acquisitions will be financed out of available internally generated funds, additional debt and/or the issuance of equity securities. However, our ability to make acquisitions will be subject to our compliance with certain conditions under the terms of our revolving credit facility. See Part II, Item 7. - "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" for a further description of the revolving credit facility.

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

      EXPAND OUR INTERNATIONAL OPERATIONS. Our international sales, the majority of which are in Canada, accounted for approximately 11% of total sales in 2002. We believe that there is significant additional demand for our products and services outside the United States and Canada. Many of our multinational domestic customers are seeking distribution, integrated supply and project management solutions globally. Our approach to international operations is consistent with our domestic philosophy. We follow our established customers and pursue business that we believe utilizes and extends our existing capabilities. This strategy of working through well-developed customer and supplier relationships significantly reduces risks and provides the opportunity to establish a profitable business. We have five locations in Mexico headquartered in Tlalnepantla that serve all of metropolitan Mexico City and the Federal District and the states of Mexico, Morelos and Hidalgo. We continue to pursue growth opportunities in existing locations such as Aberdeen, Scotland and London, England, which support our sales efforts in Europe and the former Soviet Union. We have an operation in Nigeria to serve West Africa and an office in Singapore to support our sales to customers in Asia. We are working toward forming strategic alliances in critical markets, where appropriate.

PRODUCTS AND SERVICES

Products

      Our network of branches and distribution centers stocks over 215,000 product stock keeping units ("SKUs"). Each branch tailors its inventory to meet the needs of the customers in its local market, typically stocking approximately 4,000 to 8,000 SKUs. Our integrated supply business allows our customers to access over 1,000,000 products for direct shipment.

      Representative products that we sell include:

      - Electrical Supplies. Fuses, terminals, connectors, boxes, fittings, tools, lugs, tape and other MRO supplies

      - Industrial Supplies. Cutting and other tools, abrasives, filters and safety equipment

      - Distribution. Circuit breakers, transformers, switchboards, panelboards and busway

      -     Lighting. Lamps, fixtures and ballasts

      -     Wire and Conduit. Wire, cable and metallic and non-metallic conduit

      - Control, Automation and Motors. Motor control devices, drives, programmable logic controllers, pushbuttons and operator interfaces

      - Data Communications. Premise wiring, patch panels, terminals and connectors

      We purchase products from a diverse group of over 24,000 suppliers. In 2002, our ten largest suppliers accounted for approximately 33% of our purchases. The largest of these was Eaton Corporation, through its Cutler-Hammer division, accounting for approximately 13% of total purchases. No other supplier accounted for more than 5% of total purchases.

      Our supplier relationships are important to us, providing access to a wide range of products, technical training and sales and marketing support. We have preferred supplier agreements with approximately 179 of our suppliers and purchase approximately 65% of our stock inventory pursuant to these agreements. Consistent with industry practice, most of our agreements with suppliers, including both distribution agreements and preferred supplier agreements, are terminable by either party on 60 days' notice or less.

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

      Integrated supply programs. Our integrated supply programs offer customers a variety of services to support their objectives for improved supply chain management. We integrate our personnel, product and distribution expertise, electronic technologies and service capabilities with the customer's own internal resources to meet particular service requirements. Each integrated supply program is uniquely configured to deliver a significant reduction in the number of MRO suppliers, reduce total procurement costs, improve operating controls and lower administrative expenses. Our solutions range from just-in-time fulfillment to assuming full responsibility for the entire procurement function for all indirect purchases. We believe that customers will increasingly seek to utilize us as an "integrator," responsible for selecting and managing the supply of a wide range of MRO and original equipment manufacturers ("OEMs") products.

      Construction national accounts. We have a construction national accounts group, comprised of our most experienced construction management personnel, which focuses on serving the complex needs of North America's largest engineering and construction firms and the top 50 U.S. electrical contractors on a multi-regional basis. These contractors typically specialize in building industrial sites, water treatment plants, airport expansions, healthcare facilities, correctional institutions and new sports stadiums.

MARKETS AND CUSTOMERS

      We have a large base of approximately 100,000 customers diversified across our principal markets. One customer accounted for over 3% of 2002 sales and another customer accounted for over 2% of 2002 sales. Except for these two customers, no other customer accounted for more than 2% of 2002 sales.

      Industrial customers. Sales to industrial customers, which include numerous manufacturing and process industries, and OEMs accounted for approximately 42% of our sales in 2002.

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

      Electrical contractors. Sales to electrical contractors accounted for approximately 35% of our sales in 2002. These customers range from large contractors for major industrial and commercial projects, the customer types we principally serve, to small residential contractors, which represent a small portion of our sales. Electrical products purchased by electrical sub-contractors typically account for approximately 40% to 50% of their installed project cost, and, therefore, accurate cost estimates and competitive material costs are critical to a contractor's success in obtaining profitable projects.

      Utilities. Sales to utilities accounted for approximately 17% of our sales in 2002. This market includes large investor-owned utilities, rural electric cooperatives and municipal power authorities. We provide our utility customers with power line products and an extensive range of supplies to meet their MRO and capital projects needs. Full materials management and procurement outsourcing arrangements are also important in this market as cost pressures and deregulation cause utility customers to streamline purchasing and inventory control practices.

      Commercial, institutional and governmental customers ("CIG"). Sales to CIG customers accounted for approximately 6% of our sales in 2002. This fragmented market includes schools, hospitals, property management firms, retailers and government agencies of all types. Through our WR Controls Branch, we have a platform to sell integrated lighting control and distribution equipment in a single package for multi-site specialty retailers, restaurant chains and department stores.

DISTRIBUTION NETWORK

      Branch network. We have over 350 branches, of which approximately 290 are located in the United States, approximately 50 are located in Canada and the remainder are located in Puerto Rico, Mexico, Guam, the United Kingdom, Nigeria and Singapore. Over the last three years, we have opened approximately seven branches per year, principally to service national account customers. In addition to consolidations in connection with acquisitions, we occasionally close or consolidate existing branch locations to improve operating efficiency.

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

SALES ORGANIZATION

      General sales force. Our general sales force is based at the local branches and comprises approximately 2,100 of our employees, almost half of whom are outside sales representatives and the remainder are inside sales personnel. Outside sales representatives are paid under a compensation structure which is primarily weighted towards commissions. They are responsible for making direct customer calls, performing on-site technical support, generating new customer relations and developing existing territories. The inside sales force is a key point of contact for responding to routine customer inquiries such as price and availability requests and for entering and tracking orders.

      National accounts. Our national accounts sales force is comprised of an experienced group of sales executives who negotiate and administer contracts, coordinate branch participation and identify sales and service opportunities. National accounts managers' efforts target specific customer industries, including automotive, pulp and paper, petrochemical, steel, mining and food processing.

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

      Construction national accounts. We have a sales management group, comprised of our most experienced construction management personnel, which focuses on serving the complex needs of North America's largest engineering and construction firms and the top regional and national electrical contractors. These contractors typically specialize in large, complex projects such as building industrial sites, water treatment plants, airport expansions, healthcare facilities, correctional institutions and new sports stadiums.

      E-Commerce. We established our initial electronic catalog on the Internet in 1996. Since that time, we have worked with a variety of large customers to establish customized electronic catalogs for their use in internal systems. Additionally, in 1999 we began a process of providing electronic catalogs to multiple e-commerce service providers, trade exchanges and industry specific electronic commerce portals. Our primary e-business strategy is to serve existing customers by tailoring our catalog and Internet-based procurement applications to their internal systems or through their preferred technology and trading exchange partnerships. We believe that we lead our industry in rapid e-implementation to customers' procurement systems and provide integrated procurement functionality using "punch-out" technology, a direct system-to-system link with our customers.

      We continue to enhance "WESCOExpress," a direct ship fulfillment operation responsible for supporting smaller customers and select national account locations. Customers can order over 65,000 electrical and data communications products stocked in our warehouses through a centralized customer service center or over the Internet on WESCOdirect.com. We use a proactive telesales approach utilizing catalogs, direct mail, e-mail and personal phone selling to provide a high level of customer service. A new 2003-2004 Buyer's Guide is in production and scheduled for release in the third quarter of 2003.

INTERNATIONAL OPERATIONS

      To serve the Canadian market, we operate a network of approximately 50 branches in nine provinces. Branch operations are supported by two distribution centers located near Montreal and Vancouver. With sales of approximately US$300 million, Canada represented 9.0% of our total sales in 2002. The Canadian market for electrical distribution is considerably smaller than the U.S. market, with roughly US$2.7 billion in total sales in 2002, according to industry sources.

      We also have five locations in Mexico headquartered in Tlalnepantla, that serve all of metropolitan Mexico City and the Federal District and the states of Mexico, Morelos and Hidalgo.

      We sell internationally through domestic export sales offices located within North America and sales offices in international locations. WESCO operations are in Aberdeen, Scotland and London, England to support sales efforts in Europe and the former Soviet Union. We have an operation in Nigeria to serve West Africa and an office in Singapore to support our sales to Asia. All of the international locations have been established to primarily serve WESCO's growing list of customers with global operations referenced under National Accounts above.

MANAGEMENT INFORMATION SYSTEMS

      Our branch information system, WESNET, provides processing for a full range of our business operations, such as customer service, inventory and logistics management, accounting and administrative support. The branch system utilizes decision support, executive information system analysis and retrieval capabilities to provide extensive operational analysis and detailed income statement and balance sheet variance and trend reporting at the branch level. The corporate system also provides activity-based costing capabilities for analyzing profitability by customer, sales representative and shipment type. Sales and margin trends and variances can be analyzed by branch, customer, product category, supplier or account representative.

      The WESNET system operates as a distributed network of fully functional operating units, and every branch (other than our Bruckner Integrated Supply Division and certain acquired branches) utilizes its own computer system to support local business activities. All branch operations are linked through a wide area network to centralized information on inventory status in our distribution centers as well as other branches and an increasing number of on-line suppliers. Recent advances in WESNET capabilities make it possible to consolidate administrative and procurement functions, and bring systematic improvement through new pricing systems and controls.

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

COMPETITION

      We operate in a highly competitive industry. We compete directly with national, regional and local providers of electrical and other industrial MRO supplies. Competition is primarily focused on the local service area, and is generally based on product line breadth, product availability, service capabilities and price. Another source of competition is buying groups formed by smaller distributors to increase purchasing power and provide some cooperative marketing capability. While increased buying power may improve the competitive position of buying groups locally, we believe these groups have not been able to compete effectively with us for national account customers due to the difficulty in coordinating a diverse ownership group. During 1999 and 2000, numerous special purpose Internet-based procurement service companies, auction businesses, and trade exchanges were organized. Many of them targeted industrial MRO and contractor customers of the type served by WESCO. We responded with our own e-commerce capabilities and believe that we have successfully outpaced our competitors in the deployment of electronic catalogs and Internet-based connectivity with more than 50 national customers.

EMPLOYEES

      As of December 31, 2002, we had approximately 5,400 employees worldwide, of which approximately 4,700 were located in the United States and approximately 700 in Canada and our other international locations. Less than 5% of our employees are represented by unions. We believe our labor relations are generally good.

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

      We believe that we are in compliance, in all material respects, with applicable environmental laws. As a result, we will not make significant capital expenditures for environmental control matters either in the current year or in the near future.

AVAILABLE INFORMATION

      WESCO's Internet address is www.wescodist.com. WESCO makes available free of charge through its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such documents are electronically filed with the Securities and Exchange Commission.

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

      We are and will continue to be for the foreseeable future significantly leveraged. As of December 31, 2002, we had $418.0 million of consolidated indebtedness and stockholders' equity of $169.3 million. We and our subsidiaries may incur additional indebtedness in the future, subject to certain limitations contained in the instruments governing our indebtedness. Accordingly, we will have significant debt service obligations. These amounts exclude WESCO's accounts receivable securitization program, through which WESCO sells accounts receivable to a third party conduit and removes these receivables from its consolidated balance sheet. See Part II, Item 7. -"Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates."

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

      - approximately $110 million of our indebtedness is at variable rates of interest, which will make us vulnerable to increases in interest rates;

      - we are substantially more leveraged than certain of our competitors, which might place us at a competitive disadvantage; and

      - we may be hindered in our ability to adjust rapidly to changing market conditions.

      Our ability to make scheduled payments of the principal of, or to pay interest on, or to refinance our indebtedness and to make scheduled payments under our operating leases or to fund planned capital expenditures or finance acquisitions will depend on our future performance, which to a certain extent is subject to economic, financial, competitive and other factors beyond our control. There can be no assurance that our business will continue to generate sufficient cash flow from operations in the future to service our debt, make necessary capital expenditures or meet other cash needs. If unable to do so, we may be required to refinance all or a portion of our existing debt, to sell assets or to obtain additional financing. In addition, our Receivables Facility requires an annual renewal of its terms. The current arrangement expires on June 20, 2003. There can be no assurance that available funding or that any sale of assets or additional financing would be possible in amounts on terms favorable to us. See Part II, Item 7. - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

RESTRICTIVE DEBT COVENANTS CONTAINED IN OUR REVOLVING CREDIT FACILITY AND THE INDENTURE TO OUR SENIOR SUBORDINATED NOTES MAY LIMIT OUR ABILITY TO TAKE CERTAIN ACTIONS.

      The revolving credit facility and the indenture contain financial and operating covenants that will limit the discretion of our management with respect to certain business matters including, incurring additional indebtedness and paying dividends. The revolving credit facility also requires us to meet certain fixed charge tests depending on credit line availability. Our ability to comply with these and other provisions of the revolving credit facility and the indenture may be affected by changes in economic or business conditions or other events beyond our control. A failure to comply with the obligations contained in the revolving credit facility or the indenture could result in an event of default under either the revolving credit facility or the indenture which could result in acceleration of the related debt and the acceleration of debt under other instruments evidencing indebtedness that may contain cross-acceleration or cross-default provisions. If the indebtedness under the revolving credit facility were to be accelerated, there can be no assurance that our assets would be sufficient to repay in full such indebtedness and our other indebtedness. See
Part II, Item 7. - "Management's Discussion and Analysis of Financial Condition and Results of Operations ?- Liquidity and Capital Resources."

DOWNTURNS IN THE ELECTRICAL DISTRIBUTION INDUSTRY HAVE HAD IN THE PAST, AND MAY IN THE FUTURE HAVE, AN ADVERSE EFFECT ON OUR SALES AND PROFITABILITY.

      The electrical distribution industry is affected by changes in economic conditions, including national, regional and local slowdowns in construction and industrial activity, which are outside our control. Our operating results may also be adversely affected by increases in interest rates that may lead to a decline in economic activity, particularly in the construction market, while simultaneously resulting in higher interest payments under the revolving credit facility. In addition, during periods of economic slowdown such as the one we are currently experiencing, our credit losses could increase. There can be no assurance that economic slowdowns, adverse economic conditions or cyclical trends in certain customer markets will not have a material adverse effect on our operating results and financial condition.

AN INCREASE IN COMPETITION COULD DECREASE SALES OR EARNINGS.

      We operate in a highly competitive industry. We compete directly with national, regional and local providers of electrical and other industrial MRO supplies. Competition is primarily focused in the local service area and is generally based on product line breadth, product availability, service capabilities and price. Other sources of competition are buying groups formed by smaller distributors to increase purchasing power and provide some cooperative marketing capability. During 1999 and 2000, numerous special purpose Internet-based procurement service companies, auction businesses and trade exchanges were organized. Many of them targeted industrial MRO and contractor customers of the type served by us. While the entrants did not have a noticeable impact on our business we expect that new competitors could develop over time as Internet-based enterprises become more established and refine their service capabilities.

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

LOSS OF KEY SUPPLIERS OR LACK OF PRODUCT AVAILABILITY COULD DECREASE SALES AND EARNINGS.

      Most of our agreements with suppliers are terminable by either party on 60 days' notice or less. Our ten largest suppliers in 2002 accounted for approximately 33% of our purchases for the period. Our largest supplier was Eaton Corporation, through its Cutler-Hammer division, accounting for approximately 13% of our purchases. The loss of, or a substantial decrease in the availability of, products from any of these suppliers, or the loss of key preferred supplier agreements, could have a material adverse effect on our business. In addition, supply interruptions could arise from shortages of raw materials, labor disputes or weather conditions affecting products or shipments, transportation disruptions, or other reasons beyond our control. An interruption of operations at any of our five distribution centers could have a material adverse effect on the operations of branches served by the affected distribution center. Furthermore, we cannot be certain that particular products or product lines will be available to us, or available in quantities sufficient to meet customer demand. Such limited product access could put us at a competitive disadvantage.

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

ITEM 2. PROPERTIES.

      We have over 350 branches, of which approximately 290 are located in the United States, approximately 50 are located in Canada and the remainder are located in Puerto Rico, Mexico, Guam, the United Kingdom, Nigeria and Singapore. Approximately 25% of branches are owned facilities, and the remainder are leased.

      The following table summarizes our distribution centers:

      LOCATION                     SQUARE FEET  LEASED/OWNED
      --------                     -----------  ------------
      Warrendale, PA .........       194,200       Owned
      Sparks, NV .............       196,800       Leased
      Byhalia, MS ............       148,000       Owned
      Dorval, QE .............        90,000       Leased
      Burnaby, BC ............        64,865       Owned

      We also lease our 76,200 square foot headquarters in Pittsburgh, Pennsylvania. We do not regard the real property associated with any single branch location as material to our operations. We believe our facilities are in good operating condition.

ITEM 3. LEGAL PROCEEDINGS.

      From time to time, a number of lawsuits, claims and proceedings have been or may be asserted against us relating to the conduct of our business, including routine litigation relating to commercial and employment matters. While the outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to the Company, the Company does not believe, based on information presently available to it, that the outcome of any of such pending matters is likely to have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to a vote of the Company's security holders during the fourth quarter of 2002.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      On May 17, 1999, WESCO completed its initial public offering of common stock ("the Offering"). Our common stock is listed on the New York Stock Exchange under the symbol "WCC." As of February 28, 2003, there were 40,455,493 shares of common stock and 4,653,131 shares of Class B common stock outstanding and held by approximately 100 holders of record. We have not paid dividends on the common stock, and do not presently plan to pay dividends in the foreseeable future. It is currently expected that earnings will be retained and reinvested to support either business growth or debt reduction. In addition, our revolving credit facility and our indenture restrict our ability to pay dividends. See
Part II, Item 7. - "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." The following table sets forth the high and low close price of the shares of common stock for the periods indicated.

                                   CLOSING PRICES
                               -----------------------
                 QUARTER         HIGH            LOW
                 -------       --------       --------
                  2001
                  First        $  11.00       $   7.06
                  Second           9.25           7.30
                  Third            9.20           4.65
                  Fourth           6.50           3.95

                  2002
                  First        $   7.13       $   4.15
                  Second           7.40           6.08
                  Third            7.25           4.23
                  Fourth           5.49           3.14

      WESCO's board of directors has authorized a $25 million share repurchase program which expires in May 2003. WESCO's common stock may be purchased at management's discretion, subject to meeting certain financial ratios in its revolving credit facility, in open market transactions and the program may be discontinued at any time. Under previous share repurchase programs, WESCO purchased approximately 3.9 million shares of its common stock for approximately $32.8 million pursuant to this program. No shares were repurchased during 2002.

ITEM 6. SELECTED FINANCIAL DATA.

                                                                                YEAR ENDED DECEMBER 31,
                                                    -------------------------------------------------------------------------------
                                                        2002             2001             2000             1999             1998
                                                    -----------      -----------      -----------      -----------      -----------
                                                                        (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)
INCOME STATEMENT DATA:
Net sales ......................................    $   3,325.8      $   3,658.0      $   3,881.1      $   3,423.9      $   3,025.4
Gross profit ...................................          590.8            643.5            684.1            616.6            537.6
Selling, general and administrative expenses ...          494.4            517.2            524.3            471.2            415.0
Depreciation and amortization(1) ...............           19.8             31.0             25.0             20.4             14.8
Restructuring charge (2) .......................             --               --              9.4               --               --
Recapitalization costs(3) ......................             --               --               --               --             51.8
                                                    -----------      -----------      -----------      -----------      -----------
Income from operations .........................           76.6             95.3            125.4            125.0             56.0
Interest expense, net ..........................           43.0             45.1             43.8             47.0             45.1
Loss on debt extinguishment(4) .................            1.1               --               --             17.2               --
Other expenses(5) ..............................            6.6             16.9             24.9             19.5             10.1
                                                    -----------      -----------      -----------      -----------      -----------
Income before income taxes .....................           25.9             33.3             56.7             41.3              0.8
Provision for income taxes(6) ..................            2.8             13.1             23.3             16.7              8.5
                                                    -----------      -----------      -----------      -----------      -----------
Net income (loss) ..............................    $      23.1      $      20.2      $      33.4      $      24.6      $      (7.7)
                                                    ===========      ===========      ===========      ===========      ===========
Earnings (loss) per common share(7)
   Basic .......................................    $      0.51      $      0.45      $      0.74      $      0.57      $     (0.17)
   Diluted .....................................    $      0.49      $      0.43      $      0.70      $      0.53      $     (0.17)
Weighted average common shares outstanding(7)
   Basic .......................................     45,033,964       44,862,087       45,326,475       43,057,894       45,051,632
   Diluted .....................................     46,820,093       46,901,673       47,746,607       47,524,539       45,051,632

OTHER FINANCIAL DATA:
EBITDA(8) ......................................    $      96.4      $     126.4      $     158.4      $     145.3      $      74.9
Capital expenditures ...........................            9.3             13.8             21.6             21.2             10.7
Net cash provided by operating activities ......           20.4            161.1             46.9             66.4            276.9
Net cash used for investing activities .........          (23.1)           (69.2)           (60.7)           (71.9)          (184.1)
Net cash provided by (used for) financing
   activities ..................................          (49.9)           (38.0)            26.0              6.3            (92.3)

BALANCE SHEET DATA:
Total assets ...................................    $   1,015.1      $   1,158.0      $   1,161.5      $   1,028.8      $     950.5
Total long-term debt (including current
   portion) ....................................          418.0            452.0            483.3            426.4            595.8
Redeemable common stock ........................             --               --               --               --             21.5
Stockholders' equity (deficit) .................          169.3            144.7            125.0            117.3           (142.6)

(1) Effective for 2002, WESCO adopted SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") as described in Note 4 to the Consolidated Financial Statements.

(2) Represents a restructuring charge taken in the fourth quarter of 2000 as described in Note 5 to the Consolidated Financial Statements. Cash expenses included in the total amount to $1.4 million.

(3) Represents a one-time charge primarily related to noncapitalized financing expenses, professional and legal fees and management compensation costs as a result of the recapitalization described in Note 1 to the Consolidated Financial Statements. Cash expenses included in the total amount to $47.7 million.

(4) Represents a charge, relating to the write-off of unamortized debt issuance and other costs associated with the early extinguishment of debt and the 1999 termination of the existing accounts receivable securitization program. Prior year amounts have been adjusted to conform with current presentation.

(5) Represents costs relating to the sale of accounts receivable pursuant to the accounts receivable securitization program as described in Note 6 to the Consolidated Financial Statements.

(6) In 2002, a benefit of $5.3 million from the resolution of prior year tax contingencies resulted in an unusually low provision for income taxes. In 1998, certain nondeductible recapitalization costs and other permanent differences significantly exceeded income before income taxes and resulted in an unusually high provision for income taxes.

(7) Reflects a 57.8 to one stock split effected in the form of a stock dividend of WESCO common stock effective May 11, 1999.

(8) EBITDA represents income from operations plus depreciation, amortization, non-cash recapitalization and non-cash restructuring costs. EBITDA is presented since management believes that such information is considered by certain investors to be an additional basis for evaluating the Company's liquidity and its ability to service its financing and investing needs. EBITDA should not be considered an alternative to measures of operating performance as determined in accordance with generally accepted accounting principles or as a measure of the Company's operating results and cash flows or as a measure of the Company's liquidity. Since EBITDA is not calculated identically by all companies, the presentation herein may not be comparable to other similarly titled measures of other companies. Prior year amounts have been adjusted to conform with current presentation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

GENERAL

      WESCO's sales can be categorized as stock, direct ship and special order. Stock orders are filled directly from existing inventory and generally represent approximately 45% of total sales. Approximately 45% of WESCO's total sales are direct ship sales. Direct ship sales are typically custom-built products, large orders or products that are too bulky to be easily handled and, as a result, are shipped directly to the customer from the supplier. Special orders are for products that are not ordinarily stocked in inventory and are ordered based on a customer's specific request. Special orders represent the remainder of total sales. Gross profit margins on stock and special order sales are approximately 60% higher than those on direct ship sales. Although direct ship gross margins are lower, operating profit margins are often comparable, since the product handling and fulfillment costs associated with direct shipments are much lower.

      WESCO has historically financed its working capital needs, capital expenditures, acquisitions and new branch openings through internally generated cash flow and borrowings under its credit facilities and funding through its accounts receivable securitization program. During the initial phase of an acquisition or new branch opening, WESCO typically incurs expenses related to installing or converting information systems, training employees and other initial operating activities. With some acquisitions, WESCO may incur expenses in connection with the closure of any of its own redundant branches. Historically, the costs associated with opening new branches, and closing branches in connection with certain acquisitions, have not been material. WESCO has accounted for its acquisitions under the purchase method of accounting.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      WESCO's discussion and analysis of its financial condition and results of operations are based upon WESCO's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires WESCO to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, WESCO evaluates its estimates, including those related to supplier programs, bad debts, inventories, insurance costs, goodwill, income taxes, restructuring cost, contingencies and litigation. WESCO bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. If actual market conditions are less favorable than those projected by management, additional adjustments to reserve items may be required. WESCO believes the following critical accounting policies affect its judgments and estimates used in the preparation of its consolidated financial statements.

      Allowance for Doubtful Accounts

      WESCO maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. WESCO has a systematic procedure using estimates based on historical data and reasonable assumptions of collectibility made at the local branch level and at the consolidated corporate basis to calculate the allowance for doubtful accounts. The allowance for doubtful accounts was $10.3 million at December

31, 2002 and $11.8 million at December 31, 2001. The total amount recorded as selling, general and administrative expense related to bad debts was $9.0 million, $10.3 million and $10.0 million for 2002, 2001 and 2000, respectively.

      Excess and Obsolete Inventory

      WESCO writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. A systematic procedure is used to determine excess and obsolete inventory using historical data and reasonable assumptions for the percentage of excess and obsolete inventory on a consolidated basis. The valuation allowance for excess and obsolete inventories was $11.9 million at December 31, 2002 and $16.8 million at December 31, 2001, respectively. Direct write-offs against the reserve related to inventory disposals during 2002, totaled $6.4 million. The total expense related to excess and obsolete inventories, included in cost of goods sold, was $1.4 million, $2.6 million and $4.3 million for 2002, 2001 and 2000, respectively.

      Supplier Rebates

      WESCO receives rebates from certain suppliers based on contractual arrangements with such suppliers. Since there is a lag between actual sales and the rebates received from the suppliers WESCO must estimate the approximate amount of rebates available at a specific date. The asset recorded for the supplier rebate program is within other accounts receivable and was $15.9 million at December 31, 2002 and $23.5 million at December 31, 2001. The total amount recorded as a reduction to cost of goods sold was $24.7 million, $31.4 million and $39.7 million for 2002, 2001 and 2000, respectively.

      Goodwill

      As described in Note 4 to the Consolidated Financial Statements, WESCO tests goodwill for impairment annually or more frequently when events or circumstances occur indicating goodwill might be impaired. This process involves estimating fair value using discounted cash flow analyses. Considerable management judgment is necessary to estimate discounted future cash flows. Assumptions used for these estimated cash flows were based on a combination of historical results and current internal forecasts. WESCO cannot predict certain events that could adversely affect the reported value of goodwill, which totaled $314.1 million at December 31, 2002 and $311.1 million at December 31, 2001.

      Insurance Programs

      WESCO uses commercial insurance for auto, workers' compensation, casualty and health claims as a risk reduction strategy to minimize catastrophic losses. Such strategy involves large deductibles where WESCO must pay all costs up to the deductible amount. WESCO estimates its reserve based on historical incident rates and costs. The total liability related to the insurance programs was $5.8 million at December 31, 2002 and $4.0 million at December 31, 2001.

      Taxes

      WESCO records its deferred tax assets at amounts that are expected to be realized. WESCO is evaluating future taxable income and potential tax planning strategies in assessing the potential need for a valuation allowance. Should WESCO determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

      Accounts Receivable Securtitization Program

      WESCO maintains an accounts receivable securitization program (the "Receivables Facility"), whereby it sells, on a continuous basis, to WESCO Receivables Corporation, a wholly-owned, special purpose company ("SPC"), an undivided interest in all domestic accounts receivable. The SPC sells without recourse to a third-party conduit, all the eligible receivables while maintaining a subordinated interest, in the form of overcollateralization, in a portion of the receivables.

      WESCO accounts for the Receivables Facility in accordance with Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." At the time the receivables are sold, the balances are removed from the balance sheet. The Receivables Facility represents "off-balance sheet financing," since the conduit's ownership interest in the accounts receivable of the SPC results in the removal of accounts receivable from WESCO's consolidated balance sheets, rather than resulting in the addition of a liability to the conduit.

      WESCO believes that the terms of the agreements governing this facility qualify our trade receivable sales transactions for "sale treatment" under generally accepted accounting principles, which require WESCO to remove the accounts receivable from our consolidated balance sheets. Absent this "sale treatment," our consolidated balance sheet would reflect additional accounts receivable and debt. Our consolidated statements of operations would not be impacted, except that other expenses would be classified as interest expense.

2002 DEVELOPMENTS

      Developments affecting the 2002 results of operations and financial position of WESCO include the following:

      Economic Trends

      The electrical distribution industry experienced a continued overall sales decline in the markets where WESCO participates. The 2002 decrease varies dramatically depending upon the product category as well as the market channel used to distribute such product. Based upon our internal estimates, certain of our more significant competitors and suppliers, as a group, experienced an average sales decline of approximately 7.5% in 2002. WESCO's net sales decreased approximately 9.1% in 2002 due to lower capacity utilization by many of our industrial and MRO customers, coupled with a lower level of plant expansion and upgrading activity in 2002.

      Refinancing

      The Company has taken the following steps to improve its liquidity:

      In March 2002, WESCO Distribution, Inc. entered into a $290 million revolving credit agreement that is collateralized by substantially all inventory owned by WESCO and also by the accounts receivable of WESCO Distribution Canada, Inc. ("WESCO Canada"). Availability under the agreement, which matures in 2007, is limited to the amount of eligible inventory and Canadian receivables applied against certain advance rates. Proceeds from this agreement were used to retire WESCO Distribution, Inc.'s existing revolving credit facility. Interest on this new facility is at LIBOR plus a margin that ranges between 2.0% to 2.75% depending upon the amount of excess availability under the facility. As long as the average daily excess availability for both the preceding and projected succeeding 90-day period is greater than $50 million, WESCO would be permitted to make acquisitions and repurchase outstanding public stock and bonds. The above permitted transactions would also be allowed if such excess availability is between $25 million and $50 million and WESCO's fixed charge coverage ratio, as defined by the agreement, is at least 1.25 to 1.0 after taking into consideration the permitted transaction. Additionally, if excess availability under the agreement is less than $50 million, WESCO must maintain a fixed charge coverage ratio of 1.1 to 1.0. At December 31, 2002, amounts available under the agreement were approximately $153.9 million and WESCO was in compliance with all covenants of the new facility.

      WESCO has entered into a $51 million mortgage financing facility, $13 million of which was outstanding as of December 31, 2002. Total borrowings under the mortgage financing are subject to a 22-year amortization schedule with a balloon payment due at the end of the 10-year term. This mortgage financing facility provides additional liquidity and financial flexibility for WESCO as well as locks in fixed interest rates for longer-term capital. Proceeds from the borrowings were used to reduce outstanding borrowings under WESCO's 2002 Revolving Credit Facility.

RESULTS OF OPERATIONS

      The following table sets forth the percentage relationship to net sales of certain items in the Company's Consolidated Statements of Operations for the periods presented:

                                                          YEAR ENDED DECEMBER 31
                                                      -----------------------------
                                                       2002        2001        2000
                                                      -----       -----       -----
Net sales ......................................      100.0%      100.0%      100.0%
                                                      -----       -----       -----
Gross profit ...................................       17.8        17.6        17.6
Selling, general and administrative expenses ...       14.9        14.1        13.5
Depreciation and amortization ..................        0.6         0.9         0.7
Restructuring charge ...........................         --          --         0.2
                                                      -----       -----       -----
     Income from operations ....................        2.3         2.6         3.2
Interest expense ...............................        1.3         1.2         1.1
Loss on debt extinguishment ....................         --          --          --
Other expenses .................................        0.2         0.5         0.6
                                                      -----       -----       -----
     Net income before income taxes ............        0.8         0.9         1.5
Provision for income taxes .....................        0.1         0.3         0.6
                                                      -----       -----       -----
     Net income ................................        0.7%        0.6%        0.9%
                                                      =====       =====       =====

      2002 Compared to 2001

      Net Sales. Net sales for 2002 decreased by approximately $330 million, or 9.1%, to $3.3 billion compared with $3.7 billion in the prior year. The continuing weakness in the North American economy has adversely affected the major industrial and MRO markets where WESCO participates.

      Gross Profit. Gross profit in 2002 decreased by $52.7 million, or 8.2%, to $590.8 million from $643.5 million in the prior year due principally to the decline in net sales. Gross profit margin was 17.8% in 2002 compared with 17.6% in 2001. Billing margin improvements of 30 basis points over 2001 and a lower level of provision for slow moving and obsolete inventory, were partially offset by lower levels of supplier rebates and cash discounts that resulted from lower purchasing activity and working capital improvements.

      Selling, General and Administrative Expenses ("SG&A"). SG&A expenses decreased by $22.8 million, or 4.4%, to $494.4 million. The decrease is primarily due to compensation and benefit program expense reductions in the current period. Employee headcount has been reduced by 4.4% since December 2001. Shipping and handling expense included in SG&A was $37.2 million in 2002 compared with $38.2 million in 2001. Bad debt expense was $9.0 million for 2002 compared to $10.3 million for 2001. The improvement in 2002 results primarily from reducing exposure to troubled accounts and industries through more stringent credit policies. SG&A expense expressed as a percentage of sales was 14.9% for 2002 compared with 14.1% in 2001. The increase in SG&A expense as a percentage of sales resulted from lower net sales in 2002.

      Depreciation and Amortization. Depreciation and amortization decreased $11.2 million to $19.8 million in 2002 reflecting WESCO's adoption of SFAS No.
142. WESCO recorded goodwill amortization expense of $11.9 million in 2001.

      Income from Operations. Income from operations decreased $18.7 million to $76.6 million in 2002, compared with $95.3 million in 2001. The decrease in operating income is principally attributable to lower gross profit caused by the decline in sales, partially offset by the decrease in SG&A expenses and discontinuing amortization of goodwill.

      Interest and Other Expenses. Interest expense totaled $43.0 million for 2002, a decrease of $2.1 million from 2001. The decrease in interest expense results primarily from a lower level of average debt as well as lower net interest rates including the full year impact in 2002 of WESCO's interest rate swap agreement. Loss on debt extinguishment of $1.1 million represents non-cash charges recognized upon the replacement of WESCO's previous revolving credit agreement. Other expense totaled $6.6 million and $16.9 million in 2002 and 2001, respectively, reflecting costs associated with the Receivables Facility. The $10.3 million decrease was principally due to a decrease in the program's advance rates and a lower average level of securitized accounts receivable.

      Income Taxes. Income tax expense totaled $2.8 million in 2002, a decrease of $10.3 million from 2001. The effective tax rates for 2002 and 2001 were 11.0% and 39.4%, respectively. The decrease in the rate in 2002 is principally related to the reversal of income tax contingency accruals of $5.3 million upon acceptance by the IRS of tax returns filed through 1998 and the expected favorable conclusion of the IRS examination for 1999, as well as a first quarter income tax benefit of approximately $0.7 million related to the re-measurement of deferred taxes related to the cumulative impact of a change in the expected tax rate that will be applicable when these items reverse. The effective tax rate, excluding the items described above was approximately 34.0% compared with 39.4% in 2001. The decrease in the effective rate is the result of the creation of a foreign finance company and decreased amortization expense from the adoption of SFAS No. 142.

      Net Income. Net income and diluted earnings per share totaled $23.1 million and $0.49 per share, respectively, in 2002, compared with $20.2 million and $0.43 per share, respectively, in 2001.

      2001 Compared to 2000

      Net Sales. Net sales for the year ended December 31, 2001, decreased by $223.1 million, or 5.7%, to $3.7 billion compared with $3.9 billion in the prior year. The decrease was due principally to sales declines attributable to core business operations of 8.6%, partially offset by sales from acquired companies.

      Gross Profit. Gross profit for the year ended December 31, 2001, decreased by $40.6 million, or 5.9%, to $643.5 million from $684.1 million in the prior year due principally to the decline in net sales. Gross profit margin was 17.6% in both 2001 and 2000. Gross profit included other charges of $4.4 million in 2000 related to inventory write-downs. Excluding these charges, gross profit was 17.7% of sales in 2000. The decline in the gross profit percentage is due principally to a decline in supplier rebates, partially offset by increased billing margins.

      Selling, General and Administrative Expenses ("SG&A"). SG&A expenses decreased by $7.2 million, or 1.4%, to $517.2 million. The year 2000 includes $7.0 million of other charges, related primarily to a deteriorating credit environment and customer bankruptcies that continued at similar levels in 2001. Core business SG&A expenses decreased $15.7 million or 3.1% from 2000, due principally to decreased payroll costs as the Company reduced its headcount throughout the year as it rebalanced its branch and headquarters staff to be in line with developing economic activity. Additionally, incentive compensation expense decreased in 2001 as sales and profitability declines reduced both commission and bonus requirements. Shipping and handling expense included in SG&A was $38.2 million in 2001 compared with $33.7 million in 2000. Bad debt expense was $10.3 million for 2001 compared to $11.2 million for 2000. As a percentage of sales, excluding the other charges, SG&A expenses increased to 14.1% in 2001 from 13.3% in 2000, reflecting the negative leverage of lower sales volume.

      Depreciation and Amortization. Depreciation and amortization increased $6.0 million to $31.0 million in 2001, reflecting depreciation related to increases in property, buildings and equipment over the prior year, higher amortization of goodwill from acquisitions and higher amortization of software costs.

      Income from Operations. Income from operations decreased $30.1 million to $95.3 million in 2001, compared with $125.4 million in 2000. Income from operations in 2000 includes a restructuring charge of $9.4 million. Approximately $8.0 million of the charge was inventory and investment write-offs associated with management's decision to close branches and no longer pursue its business strategy with an affiliate. The remaining $1.4 million in charges related to other costs associated with the branch closures, including $1.0 million for lease termination payments and $0.4 million in severance payments. Excluding the restructuring charge and the aforementioned other charges of $11.4 million, operating income decreased by $50.8 million, due principally to the decline in gross profit and the increase in depreciation and amortization.

      Interest and Other Expenses. Interest expense totaled $45.1 million for 2001, an increase of $1.4 million from 2000. The increase in interest expense results primarily from an increase in average debt level compared to the previous year somewhat offset by lower average interest rates. Other expense totaled $16.9 million and $24.9 million in 2001 and 2000, respectively, reflecting costs associated with the Receivables Facility. The $8.0 million decrease was principally due to a decrease in the program's advance rates.

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

LIQUIDITY AND CAPITAL RESOURCES

      Total assets were approximately $1.0 billion at December 31, 2002, a $142.8 million decrease from December 31, 2001. Stockholders' equity totaled $169.3 million at December 31, 2002, compared with $144.7 million at December 31, 2001.

      The following table sets forth WESCO's outstanding indebtedness:

                                                                   DECEMBER 31
                                                                ------------------
                                                                 2002         2001
                                                                ------      ------
                                                                   (IN MILLIONS)
Mortgage facility .........................................     $ 13.3      $   --
Revolving credit facility .................................       10.0        68.6
Senior subordinated notes .................................      389.0       377.7
Other .....................................................        5.7         5.6
                                                                ------      ------
                                                                 418.0       451.9
Less current portion ......................................       (5.8)       (5.5)
                                                                ------      ------
                                                                $412.2      $446.4
                                                                ======      ======

      The following table sets forth details of WESCO's Receivables Facility:

                                                                   DECEMBER 31
                                                                ------------------
                                                                 2002         2001
                                                                ------      ------
                                                                   (IN MILLIONS)
Securitized accounts receivable ...........................     $346.0      $395.0
Subordinated retained interest ............................      (53.0)      (65.0)
                                                                ------      ------
     Net accounts receivable removed from balance sheet ...     $293.0      $330.0
                                                                ======      ======

      WESCO's liquidity needs arise from seasonal working capital requirements, capital expenditures, acquisitions and debt service obligations. In addition, certain of our acquisition agreements contain earn-out provisions based principally on future earnings targets. The most significant of these agreements relates to the acquisition of Bruckner Supply Company, which provides for an earn-out potential of $80 million during any one of the next three years if certain earnings targets are achieved. WESCO paid $10 million pursuant to this agreement in April 2002. The maximum amount payable in any single year under this agreement is $30 million. Certain other acquisitions also contain contingent consideration provisions, only one of which could require a significant payment. Management estimates this payment could range from $0 to $20 million and would be made in 2008. To meet its funding requirements, WESCO uses a mix of internally generated cash flow, its revolving credit facility, its Receivables Facility and equity transactions.

The following table summarizes the impact of these items for the fiscal years presented:

                                                                     DECEMBER 31
                                                           2002         2001         2000
                                                         -------      -------      -------
                                                                    (IN MILLIONS)
Working capital and other assets and liabilities ...     $  (4.3)     $ 140.4      $ (64.1)
Capital expenditures, net of asset sales ...........        (8.6)       (12.9)       (20.0)
Acquisitions of businesses .........................       (14.5)       (56.3)       (40.9)
Scheduled debt service obligations .................          --         (0.6)        (3.8)
Internally generated cash flow .....................        61.8         65.7         71.0
Credit facility activity ...........................       (45.3)       (36.6)        57.1
Receivables facility ...............................       (37.0)       (45.0)        40.0
Stock transactions .................................         0.6          0.5        (26.8)
Other ..............................................        (5.2)        (1.2)        (0.2)
                                                         -------      -------      -------
Net change in cash .................................     $ (52.5)     $  54.0      $  12.3
                                                         =======      =======      =======

      In 2003, WESCO anticipates capital expenditures to be similar to 2002. As of February 28, 2003, the Company has no specific near-term plans to make an acquisition. Acquisition-related earn-out payments, if required, will be based on the performance of acquired companies.

      The required annual principal repayments for the next five years and thereafter, as of December 31, 2002 (in thousands):

      2003 ..................................................     $  5,778
      2004 ..................................................          315
      2005 ..................................................          336
      2006 ..................................................          334
      2007 ..................................................       10,350
      Thereafter ............................................      411,824

Mortgage Financing Facility

      WESCO has entered into a $51 million mortgage financing facility, $13 million of which was outstanding as of December 31, 2002. Total borrowings under the mortgage financing are subject to a 22-year amortization schedule with a balloon payment due at the end of the 10-year term. Proceeds from the borrowings were used to reduce outstanding borrowings under the 2002 Revolving Credit Facility.

2002 Revolving Credit Facility

      In March 2002, WESCO Distribution, Inc. entered into a $290 million revolving credit agreement that is collateralized by substantially all inventory owned by WESCO and also by the accounts receivable of WESCO Canada. Availability under the agreement, which matures in 2007, is limited to the amount of eligible inventory and Canadian receivables applied against certain advance rates. Proceeds from this agreement were used to retire WESCO Distribution Inc.'s existing revolving credit facility. Interest on this facility is at LIBOR plus a margin that will range between 2.0% to 2.75% depending upon the amount of excess availability under the facility. As long as the average daily excess availability for both the preceding and projected succeeding 90 day period is greater than $50 million, then WESCO would be permitted to make acquisitions and repurchase outstanding public stock and bonds. The above permitted transactions would also be allowed if such excess availability is between $25 million and $50 million and WESCO's fixed charge coverage ratio, as defined by the agreement, is at least 1.25 to 1.0 after taking into consideration the permitted transaction. Additionally, if excess availability under the agreement is less than $50 million, then WESCO must maintain a fixed charge coverage ratio of 1.1 to 1.0. At December 31, 2002 the interest rate was 4.0%. This facility also had various restrictive covenants including financial ratios. WESCO was in compliance with all such covenants as of December 31, 2002. At December 31, 2002, WESCO had approximately $154 million available under its 2002 Revolving Credit Facility compared to approximately $47 million available at December 31, 2001.

Senior Notes

      WESCO has $400 million in aggregate principal amount of senior subordinated notes due 2008. The notes were issued with an average issue price of 98%. The net proceeds received by the Company from the notes were approximately $376 million.

Interest Rate Swap Agreements

      During September and October of 2001, WESCO entered into four separate fixed-to-floating interest rate swap agreements, each with a notional amount of $25 million. These agreements have six-year terms expiring concurrently with the 9.13% senior subordinated notes with the intent of converting $100 million of the senior subordinated notes from a fixed-to-floating rate facility. Pursuant to these agreements, WESCO will receive fixed interest payments at the rate of 9.13% and will pay interest at three-month LIBOR plus a premium. The LIBOR rates in the agreements are reset quarterly. In 2002, the agreements had the effect of reducing the interest cost on $100 million of the senior notes from 9.13% to 6.00%. The agreements can be terminated by the counterparty in accordance with a redemption schedule that is consistent with the redemption schedule for the senior subordinated notes.

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

Accounts Receivable Securitization Program

      WESCO maintains a Receivables Facility with a group of financial institutions with a purchase commitment up to $396 million. Under the Receivables Facility, which is subject to an annual renewal in June 2003, WESCO sells, on a continuous basis, to WESCO Receivables Corporation, a wholly-owned SPC, an undivided interest in all domestic accounts receivable. The SPC sells without recourse to a third-party conduit, all the eligible receivables while maintaining a subordinated interest, in the form of overcollateralization, in a portion of the receivables. WESCO has agreed to continue servicing the sold receivables for the financial institution at market rates; accordingly, no servicing asset or liability has been recorded. See Note 6 to the Consolidated Financial Statements.

Cash Flow

      An analysis of cash flows for 2002 and 2001 follows:

      Operating Activities. Cash provided by operating activities totaled $20.4 million for the year ended December 31, 2002, compared to $161.1 million a year ago. Cash provided by operations in 2002 and 2001 included $37.0 million and $45.0 million, respectively, of net cash outflows related to WESCO's Receivables Facility. Excluding these transactions, operating activities provided $57.4 million in 2002 and $206.1 million in 2001. On this basis, the year-to-year decrease in operating cash flow of $148.7 million was primarily due to a decrease of accounts payable.

      Investing Activities. Net cash used in investing activities was $23.1 million in 2002, compared to $69.2 million in 2001. Cash used for investing activities was higher in 2001 due to $41.8 million more in acquisition payments and $4.5 million more in capital expenditures. Capital expenditures in 2002 were $9.3 million compared to $13.8 million in 2001 and were for computer equipment and software, and branch and distribution center facility improvements.

      Financing Activities. Cash used by financing activities in 2002 was $49.9 million primarily for net debt repayments and costs associated with the issuance of debt. Cash used by financing activities was $38.0 million in 2001 that was primarily due to net debt repayments of $37.2 million.

Contractual Cash Obligations and Other Commercial Commitments

      The following summarizes WESCO's contractual obligations at December 31, 2002, and the effect such obligations are expected to have on its liquidity and cash flow in future periods.

                                                              (IN MILLIONS)
                                           --------------------------------------------------
                                                                2004 TO    2006 TO      AFTER
                                           TOTAL       2003       2005       2007       2007
                                           ------     ------    -------    -------     ------
Contractual cash obligations:
Mortgage facility ....................     $ 13.3     $  0.2     $  0.6     $  0.7     $ 11.8
Revolving credit facility ............       10.0         --         --       10.0         --
Senior subordinated notes ............      400.0         --         --         --      400.0
Non-cancelable operating leases ......       92.1       24.7       38.4       19.9        9.1
Other long-term obligations ..........        5.7        5.6        0.1         --         --
                                           ------     ------     ------     ------     ------
Total contractual cash obligations ...     $521.1     $ 30.5     $ 39.1     $ 30.6     $420.9
                                           ======     ======     ======     ======     ======

                                                              (IN MILLIONS)
                                           --------------------------------------------------
                                                                2004 TO    2006 TO      AFTER
                                           TOTAL       2003       2005       2007       2007
                                           ------     ------    -------    -------     ------
Other commercial commitments:
Standby letters of credit ............     $ 16.6     $ 16.6     $   --     $   --     $   --

      Management believes that cash generated from operations, together with amounts available under the credit agreement and the Receivables Facility, will be sufficient to meet WESCO's working capital, capital expenditures and other cash requirements for the foreseeable future. There can be no assurance, however, that this will be or will continue to be the case.

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

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of SFAS No. 123." SFAS No. 148 was issued to provide alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to SFAS No. 123 in paragraphs 2(a)-2(e) of this statement shall be effective for financial statements for fiscal years ending after December 15, 2002. Currently, WESCO is evaluating the impact of adopting the fair-value-based method of accounting for stock-based compensation under SFAS No. 148.

      In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. This interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others," which is being superseded. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. WESCO includes the required disclosure of this interpretation in Notes 10 and 18 to the Consolidated Financial Statements.

      In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation requires unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risk and rewards of ownership among their owners and other parties involved. The provisions of this interpretation are effective immediately to all variable interest entities created after January 1, 2003 and variable interest entities in which an enterprise obtains an interest in after that date. For variable interest entities created before this date, the provisions are effective July 31, 2003. WESCO is currently evaluating the potential impact of this interpretation on its consolidated financial statements, however, WESCO does not believe it will affect the accounting treatment for its Receivables Facility.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

FOREIGN CURRENCY RISKS

      Over 90% of WESCO's sales are denominated in U. S. dollars and are primarily from customers in the United States. As a result, currency fluctuations are currently not material to WESCO's operating results. WESCO does have foreign subsidiaries located in North America, Europe and Asia and may establish additional foreign subsidiaries in the future. Accordingly, WESCO may derive a more significant portion of its sales from international operations and a portion of these sales may be denominated in foreign currencies. As a result, WESCO's future operating results could become subject to fluctuations in the exchange rates of those currencies in relation to the U. S. dollar. Furthermore, to the extent that WESCO engages in international sales denominated in U. S. dollars, an increase in the value of the U. S. dollar relative to foreign currencies could make WESCO's products less competitive in international markets. WESCO has and will continue to monitor its exposure to currency fluctuations.

INTEREST RATE RISKS

      WESCO's indebtedness as of December 31, 2002 is comprised of $10.0 million of variable-rate borrowings outstanding under its revolving credit facility and $408.0 million of fixed-rate borrowings. Interest cost under the revolving credit facility is based on various indices plus a borrowing margin.

      In September and October of 2001, WESCO entered into several fixed-to-floating interest rate swap agreements with an aggregate notional amount of $100 million. Under the terms of these agreements, WESCO pays interest on the notional amount of the swap at LIBOR plus a premium and receives fixed payments at the rate of 9 1/8%. The LIBOR rates in the agreements are reset quarterly. At December 31, 2002, the net fair value of interest-rate-related derivatives designated as fair value hedges of debt resulted in an increase of $5.1 million. These interest rate swap agreements reduced interest expense by approximately $3.1 million in 2002. The agreements can be terminated under certain conditions. There is no assurance WESCO could find comparable interest rate swap agreements to continue to reduce interest expense at current levels.

      At December 31, 2002, WESCO had approximately $110.0 million of variable rate debt, which includes the effect of $100 million in interest rate swaps. A hypothetical 10% change in interest rates based on these variable-rate borrowing levels would result in a $0.6 million increase or decrease in interest expense.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      The information required by this item is set forth in the Company's Consolidated Financial Statements contained in this Annual Report on Form 10-K. Specific financial statements can be found at the pages listed below:

WESCO International, Inc.                                                                                            PAGE
                                                                                                                     ----
      Report of Independent Accountants ........................................................................      29
      Consolidated Balance Sheets as of December 31, 2002 and 2001 .............................................      30
      Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000 ...............      31
      Consolidated Statements of Stockholders' Equity for the years ended December 31, 2002, 2001 and 2000 .....      32
      Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000 ...............      33
      Notes to Consolidated Financial Statements ...............................................................      34

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of WESCO International, Inc.:

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of WESCO International, Inc. and its subsidiaries (collectively, "WESCO") at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of WESCO's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 4 to the Consolidated Financial Statements, WESCO adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." Accordingly, WESCO changed its method of accounting for goodwill in 2002.


                                        /s/ PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania
February 12, 2003

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                               DECEMBER 31
                                                                                           2002             2001
                                                                                       -----------      -----------
                                                                                         (DOLLARS IN THOUSANDS,
                                                                                           EXCEPT SHARE DATA)
                                       ASSETS
CURRENT ASSETS:
     Cash and cash equivalents ...................................................     $    22,570      $    75,057
     Trade accounts receivable, net of allowance for doubtful accounts of
       $10,261 and $11,816 in 2002 and 2001, respectively (NOTE 6) ...............         182,249          217,920
     Other accounts receivable ...................................................          19,921           26,413
     Inventories, net ............................................................         338,781          380,022
     Income taxes receivable .....................................................           6,103            3,643
     Prepaid expenses and other current assets ...................................           7,433            6,639
     Current deferred income taxes (NOTE  12) ....................................              --            8,341
                                                                                       -----------      -----------
         Total current assets ....................................................         577,057          718,035
Property, buildings and equipment, net (NOTE 9) ..................................         110,174          120,599
Goodwill .........................................................................         314,078          311,073
Other assets .....................................................................          13,809            8,251
                                                                                       -----------      -----------
         Total assets ............................................................     $ 1,015,118      $ 1,157,958
                                                                                       ===========      ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable ............................................................     $   346,513      $   469,107
     Accrued payroll and benefit costs ...........................................          19,736           16,480
     Current portion of long-term debt ...........................................           5,778            5,530
     Current deferred income taxes (NOTE 12) .....................................           3,408               --
     Other current liabilities ...................................................          23,040           38,362
                                                                                       -----------      -----------
         Total current liabilities ...............................................         398,475          529,479
Long-term debt (NOTE 10) .........................................................         412,196          446,436
Other noncurrent liabilities .....................................................           5,684           10,086
Deferred income taxes (NOTE 12) ..................................................          29,475           27,306
                                                                                       -----------      -----------
         Total liabilities .......................................................         845,830        1,013,307

Commitments and contingencies (NOTE 16)

STOCKHOLDERS' EQUITY (NOTES 3 AND 11):
     Preferred stock, $.01 par value; 20,000,000 shares authorized, no shares
       issued or outstanding .....................................................              --               --
     Common stock, $.01 par value; 210,000,000 shares authorized, 44,483,513
       and 44,269,810 shares issued in 2002 and 2001, respectively ...............             445              443
     Class B nonvoting convertible common stock, $.01 par value; 20,000,000
       shares authorized, 4,653,131 issued in 2002 and 2001 ......................              46               46
     Additional capital ..........................................................         570,923          569,997
     Retained earnings (deficit) .................................................        (366,796)        (389,919)
     Treasury stock, at cost; 4,033,020 and 4,032,648 shares in 2002 and
       2001, respectively ........................................................         (33,841)         (33,852)
     Accumulated other comprehensive income (loss) ...............................          (1,489)          (2,064)
                                                                                       -----------      -----------
         Total stockholders' equity ..............................................         169,288          144,651
                                                                                       -----------      -----------
         Total liabilities and stockholders' equity ..............................     $ 1,015,118      $ 1,157,958
                                                                                       ===========      ===========

    The accompanying notes are an integral part of the consolidated financial statements.

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                YEAR ENDED DECEMBER 31
                                                       ----------------------------------------
                                                          2002           2001           2000
                                                       ----------     ----------     ----------
                                                           (IN THOUSANDS, EXCEPT SHARE DATA)
Net sales ........................................     $3,325,780     $3,658,033     $3,881,096
Cost of goods sold ...............................      2,735,006      3,014,520      3,196,952
                                                       ----------     ----------     ----------
   Gross profit ..................................        590,774        643,513        684,144

Selling, general and administrative expenses .....        494,382        517,156        524,309
Depreciation and amortization ....................         19,767         30,972         24,993
Restructuring charge (NOTE 5) ....................             --             --          9,404
                                                       ----------     ----------     ----------
   Income from operations ........................         76,625         95,385        125,438

Interest expense, net ............................         42,985         45,140         43,780
Loss on debt extinguishment ......................          1,073             --             --
Other expenses (NOTE 6) ..........................          6,597         16,877         24,945
                                                       ----------     ----------     ----------
   Income before income taxes ....................         25,970         33,368         56,713

Provision for income taxes (NOTE 12) .............          2,847         13,143         23,275
                                                       ----------     ----------     ----------

   Net income ....................................     $   23,123     $   20,225     $   33,438
                                                       ==========     ==========     ==========

Earnings per share (NOTE 13)
   Basic .........................................     $     0.51     $     0.45     $     0.74
                                                       ==========     ==========     ==========

   Diluted .......................................     $     0.49     $     0.43     $     0.70
                                                       ==========     ==========     ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                                        ACCUMULATED
                                                                                                                           OTHER
                                                                   CLASS B                   RETAINED                  COMPREHENSIVE
                                    COMPREHENSIVE     COMMON       COMMON      ADDITIONAL    EARNINGS      TREASURY       INCOME
                                       INCOME          STOCK        STOCK        CAPITAL     (DEFICIT)       STOCK         (LOSS)
                                    -------------    ---------    ---------    ----------    ---------     ---------   -------------
                                                                             (IN THOUSANDS)
BALANCE, DECEMBER 31, 1999 ......                    $     433    $      46     $ 565,897    $(443,582)    $  (4,790)    $    (699)
Repurchase of common stock ......                                                                            (28,064)
Exercise of stock options,
     including tax benefit, net .                            8                      3,391                       (552)
Net income ......................     $  33,438                                                 33,438
Translation adjustment ..........          (539)                                                                              (539)
                                      ---------
Comprehensive income ............     $  32,899
                                      =========      ---------    ---------     ---------    ---------     ---------     ---------
BALANCE, DECEMBER 31, 2000 ......                          441           46       569,288     (410,144)      (33,406)       (1,238)
Exercise of stock options,
     including tax benefit, net .                            2                        709                       (446)

Net income ......................     $  20,225                                                 20,225
Translation adjustment ..........          (826)                                                                              (826)
                                      ---------
Comprehensive income ............     $  19,399
                                      =========      ---------    ---------     ---------    ---------     ---------     ---------
BALANCE, DECEMBER 31, 2001 ......                          443           46       569,997     (389,919)      (33,852)       (2,064)
                                                     ---------    ---------     ---------    ---------     ---------     ---------
Exercise of stock options,
     including tax benefit, net .                            2                        926                        (73)

Treasury stock issuance .........                                                                                 84
Net income ......................     $  23,123                                                 23,123
Translation adjustment ..........           575                                                                                575
                                      ---------
Comprehensive income ............     $  23,698
                                      =========      ---------    ---------     ---------    ---------     ---------     ---------
BALANCE, DECEMBER 31, 2002 ......                    $     445    $      46     $ 570,923    $(366,796)    $ (33,841)    $  (1,489)
                                                     =========    =========     =========    =========     =========     =========

   The accompanying notes are an integral part of the consolidated financial statements.

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 YEAR ENDED DECEMBER 31
                                                                        ---------------------------------------
                                                                           2002           2001           2000
                                                                        ---------      ---------      ---------
                                                                                     (IN THOUSANDS)
OPERATING ACTIVITIES:
Net income ........................................................     $  23,123      $  20,225      $  33,438
Adjustments to reconcile net income to net cash provided by
   operating activities:
   Loss on debt extinguishment ....................................         1,073             --             --
   Restructuring charge ...........................................            --             --          9,404
   Depreciation and amortization ..................................        19,767         30,972         24,993
   Accretion of original issue and amortization of purchase
     discounts ....................................................         2,972          1,799          1,147
   Amortization of debt issuance and interest rate cap costs ......           945          1,168            608
   Gain on sale of property, buildings and equipment ..............           (43)          (520)          (841)
   Deferred income taxes ..........................................        13,918         12,035          2,260
   Changes in assets and liabilities, excluding the effects of acquisitions:
     Change in receivables facility ...............................       (37,000)       (45,000)        40,000
     Trade and other receivables ..................................        79,163        106,072        (97,570)
     Inventories ..................................................        41,241         48,511        (16,047)
     Prepaid expenses and other current assets ....................        (2,935)        (1,642)        (1,609)
     Other assets .................................................         2,402           (836)           (99)
     Accounts payable .............................................      (122,594)         3,402         39,345
     Accrued payroll and benefit costs ............................         3,256        (10,547)         8,488
     Other current and noncurrent liabilities .....................        (4,860)        (4,547)         3,394
                                                                        ---------      ---------      ---------
         Net cash provided by operating activities ................        20,428        161,092         46,911
INVESTING ACTIVITIES:
Capital expenditures ..............................................        (9,349)       (13,820)       (21,552)
Proceeds from the sale of property, buildings and equipment .......           755            933          1,543
Receipts from affiliate ...........................................            --             --            224
Acquisitions, net of cash acquired ................................       (14,466)       (56,269)       (40,904)
                                                                        ---------      ---------      ---------
         Net cash used by investing activities ....................       (23,060)       (69,156)       (60,689)
FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt ..........................       552,436        766,363        724,038
Repayments of long-term debt ......................................      (597,710)      (803,548)      (670,734)
Debt issuance costs ...............................................        (5,201)        (1,262)          (475)
Proceeds from issuance of common stock, net of offering
       costs, and exercise of options .............................           620            489          1,273
Repurchase of common stock ........................................            --             --        (28,064)
                                                                        ---------      ---------      ---------
         Net cash (used) provided  by financing activities ........       (49,855)       (37,958)        26,038
                                                                        ---------      ---------      ---------
Net change in cash and cash equivalents ...........................       (52,487)        53,978         12,260
Cash and cash equivalents at the beginning of period ..............        75,057         21,079          8,819
                                                                        ---------      ---------      ---------
Cash and cash equivalents at the end of period ....................     $  22,570      $  75,057      $  21,079
                                                                        =========      =========      =========
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest ............................................     $  38,885      $  41,914      $  41,676
Cash (refund) paid for taxes ......................................        (9,061)         3,259         19,589
Other non-cash activities:
     (Increase) decrease in fair value of interest rate swap ......        (8,310)         3,177             --
     Write-off of investment in affiliate .........................            --             --          4,000

   The accompanying notes are an integral part of the consolidated financial statements.

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

      WESCO International, Inc. and its subsidiaries (collectively, "WESCO"), headquartered in Pittsburgh, Pennsylvania, is a full-line distributor of electrical supplies and equipment and is a provider of integrated supply procurement services. WESCO currently operates over 350 branch locations and five distribution centers in the United States, Canada, Mexico, Puerto Rico, Guam, the United Kingdom, Nigeria and Singapore.

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

      Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. Although these estimates are based on management's best knowledge of current events and actions WESCO may undertake in the future, actual results may ultimately differ from the estimates.

      Revenue Recognition

      Revenues are recognized when title, ownership and risk of loss pass to the customer, or services are rendered. In nearly all cases, this occurs at the time of shipment from our distribution point, as the terms of virtually all of WESCO's sales are FOB shipping point.

      Supplier Volume Rebates

      WESCO receives rebates from certain suppliers based on contractual arrangements with such suppliers. An asset on the balance sheet represents the estimated amounts due to WESCO under the rebate provisions of such contracts. The corresponding rebate income is recorded as a reduction of cost of goods sold. The appropriate level of such income is derived from the level of actual purchases being made by WESCO from suppliers, in accordance with the provisions of Emerging Issues Task Force ("EITF") Issue No. 02-16, "Accounting by a Reseller for Cash Consideration Received from a Vendor."

      Shipping and Handling Costs and Fees

      WESCO records the majority of costs and fees associated with transporting its products to customers as a component of selling, general and administrative expenses. These costs totaled $37.2 million, $38.2 million and $33.7 million in 2002, 2001 and 2000, respectively.

      The remaining shipping and handling costs relate to costs that are billed to our customers. These costs and the related revenue are included in net sales in the consolidated statement of operations.

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

      Allowance for Doubtful Accounts

      WESCO maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. WESCO has a systematic procedure using estimates based on historical data and reasonable assumptions of collectibility made at the local branch level and at the consolidated corporate basis to calculate the allowance for doubtful accounts. If the financial condition of WESCO's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The allowance for doubtful accounts was $10.3 million at December 31, 2002 and $11.8 million at December 31, 2001.

      Inventories

      Inventories primarily consist of merchandise purchased for resale and are stated at the lower of cost or market. Cost is determined principally under the average cost method. The Company makes provisions for obsolete or slow-moving inventories as necessary to properly reflect inventory value. Reserves for excess and obsolete inventories were $11.9 million and $16.8 million at December 31, 2002 and 2001, respectively.

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

      Goodwill

      Prior to the adoption of SFAS No. 142 discussed in Note 4, goodwill arising from acquisitions was amortized on a straight-line basis over periods ranging from 25 to 35 years. The carrying value of goodwill was regularly reviewed by evaluating the estimated future undiscounted cash flows to determine recoverability of the assets.

      Intangible Assets

      WESCO's intangible assets consist primarily of non-compete agreements with contractually determined lives. The carrying value of these intangible assets were $3.2 million and $3.6 million at December 31, 2002 and 2001, respectively and are regularly reviewed by evaluating the estimated future undiscounted cash flows to determine recoverability of the assets. Any decrease in value is recognized on a current basis.

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

      Stock Options

      WESCO accounts for stock-based compensation arrangements under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related interpretations. WESCO currently records compensation expense for its stock options utilizing the intrinsic value method in accordance with APB 25. No stock-based employee compensation cost has been reflected in net income, as all options granted in the years ended December 31, 2002, 2001 and 2000 had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if WESCO had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to measure stock-based compensation:

                                                                YEAR ENDED DECEMBER 31
                                                       ----------------------------------------
                                                          2002           2001           2000
                                                       ----------     ----------     ----------
                                                                    (IN THOUSANDS)
Net income, as reported ..........................     $   23,123     $   20,225     $   33,438
Stock-based employee compensation expense
 determined under SFAS No. 123 for all awards,
 net of related tax ..............................          2,429          2,874          2,459
                                                       ----------     ----------     ----------

Pro forma net income .............................     $   20,694     $   17,351     $   30,979

Earnings per share:
     Basic as reported ...........................     $     0.51     $     0.45     $     0.74
     Basic pro forma .............................     $     0.46     $     0.39     $     0.68

     Diluted as reported .........................     $     0.49     $     0.43     $     0.70
     Diluted pro forma ...........................     $     0.44     $     0.37     $     0.65

      The weighted average fair value per option granted was $4.57, $2.99 and $4.82 for the years ended December 31, 2002, 2001 and 2000, respectively.

      For purposes of presenting pro forma results, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and the following assumptions:

                                                      YEAR ENDED DECEMBER 31
                                                   ----------------------------
                                                   2002        2001        2000
                                                   ----        ----        ----
Risk-free interest rate ....................        3.4%        4.9%        6.0%
Expected life (years) ......................        6.0         6.0         6.0
Stock price volatility .....................       75.0%       65.0%       45.0%
Employee turnover ..........................        5.0%        5.0%        5.0%

      Fair Value of Financial Instruments

      For certain of WESCO's financial instruments, including cash and cash equivalents, accounts receivable, notes payable and variable-rate borrowings, accounts payable and other accrued liabilities, the carrying values approximate fair value due to their short maturities. WESCO's $400 million senior subordinated notes were issued at an average discount of 2.1% and were trading at a discount of 20% at December 31, 2002.

      Interest Rate Swaps

      WESCO enters into interest rate swap agreements to reduce the exposure of its debt to interest rate risk and formally documents this strategy as part of its risk management program. Interest rate swaps are used to modify the market risk exposures for a portion of WESCO's debt to achieve LIBOR-based floating interest expense. The swap transactions generally involve the exchange of fixed-for-floating interest payment obligations and are accounted for as fair value hedges. The gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item, is recognized in earnings in the current period.

      WESCO estimates the fair value of derivatives based on quoted market prices or pricing models using current market rates, and records all derivatives on the balance sheet at fair value. At December 31, 2002, the fair value of interest-rate-related derivatives designated as fair value hedges of debt was $5.1 million and is recorded in non-current assets. Cash flows from derivative instruments are presented in a manner consistent with the underlying transaction.

      Environmental Expenditures

      WESCO has facilities and operations that distribute certain products that must comply with environmental regulations and laws. Expenditures for current operations are expensed or capitalized, as appropriate. Expenditures relating to existing conditions caused by past operations, and which do not contribute to future revenue, are expensed. Liabilities are recorded when remedial efforts are probable and the costs can be reasonably estimated.

      Reclassifications

      Certain prior period amounts have been reclassified to conform with the current year presentation.

      Recent Accounting Pronouncements

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," under which a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. WESCO does not believe that the adoption of this statement will have a material impact on its financial statements.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of SFAS No. 123." SFAS No. 148 was issued to provide alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to SFAS No. 123 in paragraphs 2(a)-2(e) of this statement shall be effective for financial statements for fiscal years ending after December 15, 2002. Currently, WESCO is evaluating the impact of adopting the fair-value-based method of accounting for stock-based compensation under SFAS No. 148.

      In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. This interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others," which is being superseded. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. WESCO includes the required disclosure of this interpretation in Notes 10 and 18 to the Consolidated Financial Statements.

      In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation requires unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risk and rewards of ownership among their owners and other parties involved. The provisions of this interpretation are effective immediately to all variable interest entities created after January 1, 2003 and variable interest entities in which an enterprise obtains an interest in after that date. For variable interest entities created before this date, the provisions are effective July 31, 2003. WESCO is currently evaluating the potential impact of this interpretation on its consolidated financial statements, however, WESCO does not believe it will affect the accounting treatment for its Receivables Facility.

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

4. GOODWILL

      Effective January 1, 2002, WESCO adopted SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 141, all business combinations are accounted for under the purchase method. Under SFAS No. 142, goodwill is no longer amortized, but will be reduced if it is found to be impaired. Goodwill is tested for impairment annually or more frequently when events or circumstances occur indicating that goodwill might be impaired. During 2002, WESCO completed its transitional and annual impairment reviews required by SFAS No. 142. Each of WESCO's seven reporting units was tested for impairment by comparing the implied fair value of each reporting unit with its carrying value using discounted cash flow analyses. Considerable management judgment is necessary to estimate discounted future cash flows. Assumptions used for these estimated cash flows were based on a combination of historical results and current internal forecasts. No impairment losses were identified as a result of these reviews.

      The changes in the carrying amount of goodwill for the year ended December 31, 2002 are as follows (in thousands):

            Balance as of January 1, 2002 .............     $311,073
            Goodwill additions during year ............        3,005
                                                            --------
            Balance as of December 31, 2002 ...........     $314,078
                                                            ========

      In conformity with SFAS No. 142, the results of prior periods have not been restated. The following is a reconciliation of the impact of not amortizing goodwill on prior periods of WESCO's net income and earnings per share for the years December 31, 2002, 2001 and 2000.

                                                                  YEAR ENDED DECEMBER 31
      Dollars in thousands, except per share amounts          2002           2001           2000
                                                        ----------     ----------     ----------
      Reported net income .........................     $   23,123     $   20,225     $   33,438
      Goodwill amortization, net of tax ...........             --          7,236          5,877
                                                        ----------     ----------     ----------
      Adjusted net income .........................     $   23,123     $   27,461     $   39,315

      Basic earnings per share:
          Reported net income .....................     $     0.51     $     0.45     $     0.74
          Goodwill amortization, net of tax .......             --           0.16           0.13
                                                        ----------     ----------     ----------
          Adjusted net income .....................     $     0.51     $     0.61     $     0.87
                                                        ==========     ==========     ==========

      Diluted earnings per share:
          Reported net income .....................     $     0.49     $     0.43     $     0.70
          Goodwill amortization, net of tax .......             --           0.15           0.12
                                                        ----------     ----------     ----------
          Adjusted net income .....................     $     0.49     $     0.58     $     0.82
                                                        ==========     ==========     ==========

5. RESTRUCTURING CHARGE

      In the fourth quarter of 2000, WESCO commenced certain programs to reduce costs, improve productivity and exit certain operations. Total costs under these programs were $9.4 million, and were comprised of $5.4 million related to the closure of fourteen branch operations in the United States, Canada and the Balkans, and $4.0 million related to the non-cash write-down of an investment in an affiliate. The $5.4 million charge related to the closure of fourteen branch operations is principally comprised of an inventory write-down of approximately $4.0 million and lease termination costs of approximately $1.0 million, of which $0.7 million was paid through December 31, 2002. The $4.0 million investment write-down was a result of management's decision to no longer pursue its business strategy with an affiliate.

6. ACCOUNTS RECEIVABLE SECURITIZATION

      WESCO maintains an accounts receivable securitization program ("Receivables Facility") that requires an annual renewal of its terms. Under the Receivables Facility, WESCO sells, on a continuous basis, to WESCO Receivables Corporation, a wholly-owned, special purpose company ("SPC"), an undivided interest in all domestic accounts receivable. The SPC sells without recourse to a third-party conduit all the eligible receivables while maintaining a subordinated interest, in the form of overcollateralization, in a portion of the receivables. WESCO has agreed to continue servicing the sold receivables for the financial institution at market rates; accordingly, no servicing asset or liability has been recorded.

      As of December 31, 2002 and 2001, securitized accounts receivable totaled approximately $346 million and $395 million, respectively, of which the subordinated retained interest was approximately $53 million and $65 million, respectively. Accordingly, approximately $293 million and $330 million of accounts receivable balances were removed from the consolidated balance sheets at December 31, 2002 and 2001, respectively. WESCO reduced its Receivables Facility by $37.0 million in 2002 and by $45.0 million in 2001. Costs associated with the Receivables Facility totaled $6.6 million, $16.9 million and $24.9 million in 2002, 2001 and 2000, respectively. These amounts are recorded as other expenses in the consolidated statements of operations and are primarily related to the discount and loss on the sale of accounts receivables, partially offset by related servicing revenue.

      The key economic assumptions used to measure the retained interest at the date of the securitization for securitizations completed in 2002 were a discount rate of 3% and an estimated life of 1.5 months. At December 31, 2002, an immediate adverse change in the discount rate or estimated life of 10% and 20% would result in a reduction in the fair value of the retained interest of $0.3 million and $0.4 million, respectively. These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this example, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another.

7. ACQUISITIONS

      In 2001, WESCO acquired a distributor serving contractors who install gas, lighting and communication utility infrastructure. In 2000, WESCO acquired three electrical distributors. Total goodwill recorded as a result of these acquisitions was approximately $47 million and $38 million for the years ended December 31, 2001 and 2000, respectively. Certain of these acquisitions also contain contingent consideration provisions that are not material to the consolidated financial statements of WESCO. A summary of certain information with respect to all acquisitions follows:

                                                  YEAR ENDED DECEMBER 31
                                           ------------------------------------
                                             2002          2001          2000
                                           --------      --------      --------
                                                      (IN THOUSANDS)
Details of acquisitions:
   Fair value of assets acquired .....     $     --      $ 72,270      $ 63,764
   Deferred acquisition payment ......       16,466         8,585         3,353
   Liabilities assumed ...............           --        (9,586)      (15,963)
   Notes issued to seller ............           --        (5,000)       (2,500)
   Deferred acquisition payable ......       (2,000)      (10,000)       (7,750)
                                           --------      --------      --------
Cash paid for acquisitions ...........     $ 14,466      $ 56,269      $ 40,904
                                           ========      ========      ========

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

      In 1998, WESCO acquired substantially all the assets and assumed substantially all liabilities and obligations relating to the operations of Bruckner Supply Company, Inc. ("Bruckner"). Under the terms of the purchase agreement, additional contingent consideration, if any, is to be paid based on a multiple of increases in earnings before interest, taxes, depreciation and amortization of Bruckner through 2004. Up to 50% of the additional future contingent consideration, if any, may be converted at the election of the holder into common stock at the then market value. The purchase agreement provides for an additional earn-out potential of $80 million during any one of the next three years if certain earning targets are achieved. WESCO paid, including interest, $10 million pursuant to this agreement in 2002. The maximum amount payable in any single year under this agreement is $30 million. Certain other acquisitions also contain contingent consideration provisions, only one of which could require a significant payment. Management estimates this payment could range from $0 to $20 million and would be made in 2008.

8. CONCENTRATIONS OF CREDIT RISK AND SIGNIFICANT SUPPLIERS

      WESCO distributes its products and services and extends credit to a large number of customers in the industrial, construction, utility and manufactured structures markets. In addition, one supplier accounted for approximately 13%, 14% and 13% of WESCO's purchases for each of the three years, 2002, 2001 and 2000, respectively.

9. PROPERTY, BUILDINGS AND EQUIPMENT

      The following table sets forth the components of property, buildings and equipment:

                                                             DECEMBER 31
                                                       ------------------------
                                                          2002           2001
                                                       ---------      ---------
                                                             (IN THOUSANDS)
Land .............................................     $  18,349      $  18,588
Buildings and leasehold improvements .............        67,321         66,921
Furniture, fixtures and equipment ................        80,808         76,899
Software costs ...................................        31,940         28,292
                                                       ---------      ---------
                                                         198,418        190,700
Accumulated depreciation and amortization ........       (90,981)       (72,705)
                                                       ---------      ---------
                                                         107,437        117,995
Construction in progress .........................         2,737          2,604
                                                       ---------      ---------
                                                       $ 110,174      $ 120,599
                                                       =========      =========

10. LONG-TERM DEBT

      The following table sets forth WESCO's outstanding indebtedness:

                                                             DECEMBER 31
                                                       ------------------------
                                                          2002           2001
                                                       ---------      ---------
                                                             (IN THOUSANDS)
Revolving credit facility ........................     $  10,000      $  68,584
Mortgage facility ................................        13,340             --
Senior subordinated notes (1) ....................       389,038        377,756
Other ............................................         5,596          5,626
                                                       ---------      ---------
                                                         417,974        451,966
Less current portion .............................        (5,778)        (5,530)
                                                       ---------      ---------
                                                       $ 412,196      $ 446,436
                                                       =========      =========

----------
(1) Net of original issue discount of $8,410 and $9,963 and purchase discount of $7,686 and $9,105 in 2002 and 2001, respectively and including net value of interest rate swap of $(5,134) and $3,176 in 2002 and 2001, respectively.

      1999 Revolving Credit Facility

      In June 1999, WESCO Distribution, Inc., a wholly-owned subsidiary of WESCO, entered into a $400 million revolving credit facility with certain financial institutions ("1999 Revolving Credit Facility"). The 1999 Revolving Credit Facility consisted of up to $365 million of revolving loans denominated in U.S. dollars and a Canadian sublimit totaling US$35 million. Borrowings under the 1999 Revolving Credit Facility were collateralized by substantially all the assets of WESCO Distribution, Inc. other than real property and accounts receivable sold under the Receivables Facility, and are guaranteed by WESCO International, Inc. and certain subsidiaries. In August 2001, WESCO Distribution, Inc. entered into an amendment to the 1999 Revolving Credit Facility, which among other things, affected the pricing and amounts available under the 1999 Revolving Credit Facility. At December 31, 2001, the average interest rate on borrowings under this facility was 6.0%.

      In March 2002, the 1999 Revolving Credit Facility was terminated. In conjunction with the termination, WESCO wrote off debt issuance costs of approximately $1.1 million. In accordance with SFAS No. 145 this amount has not been treated as an extraordinary item.

      2002 Revolving Credit Facility

      In March 2002, WESCO Distribution, Inc. entered into a $290 million revolving credit agreement ("2002 Revolving Credit Facility") that is collateralized by substantially all inventory owned by WESCO and also by the accounts receivable of WESCO Distribution Canada, Inc. Availability under the agreement, which matures in 2007, is limited to the amount of eligible inventory and Canadian receivables applied against certain advance rates. Proceeds from this agreement were used to retire WESCO Distribution, Inc.'s 1999 Revolving Credit Facility. Interest on the 2002 Revolving Credit Facility is at LIBOR plus a margin that will range between 2.0% to 2.75% depending upon the amount of excess availability under the facility. As long as the average daily excess availability for both the preceding and projected succeeding 90 day period is greater than $50 million, WESCO would be permitted to make acquisitions and repurchase outstanding public stock and bonds.

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

      At December 31, 2002, the average interest rate on borrowings under this facility was 4.0%.

      Mortgage Financing Facility

      WESCO has entered into a $51 million mortgage financing facility, $13 million of which was outstanding as of December 31, 2002. Total borrowings under the mortgage financing are subject to a 22-year amortization schedule with a balloon payment due at the end of the 10-year term. Proceeds from the borrowings were used to reduce outstanding borrowings under the 2002 Revolving Credit Facility. Interest rates on borrowings under this facility are fixed at 6.5%.

      Senior Subordinated Notes

      In June 1998 and August 2001, WESCO Distribution Inc. completed an offering of $300 million and $100 million, respectively, in aggregate principal amount of 9 1/8% senior subordinated notes due on June 1, 2008. The notes were issued at an average issue price of 98% of par. The net proceeds received from the notes were approximately $376 million. The net proceeds were used to repay outstanding indebtedness.

      The senior subordinated notes in an aggregate principal amount of $400 million are fully and unconditionally guaranteed by WESCO International, Inc.

      The senior subordinated notes bear interest at a stated rate of 9 1/8% payable semiannually on June 1 and December 1 through June 1, 2008. The effective interest rate for the senior subordinated notes is 9.5%.

      The senior subordinated notes are redeemable at the option of WESCO Distribution, Inc. in whole or in part, at any time after June 1, 2003 at the following prices:

                                                                    Redemption Price
                                                                    ----------------
      2003 ..................................................           104.563%
      2004 ..................................................           103.042
      2005 ..................................................           101.521
      2006 and thereafter ...................................           100.000

      At any time prior to June 1, 2003, the senior subordinated notes may be redeemed, in whole but not in part, at the option of WESCO Distribution, Inc. at any time within 180 days after a change of control, at a redemption price equal to the principal amount thereof plus accrued and unpaid interest and the then applicable premium. In addition, the noteholders have the right to require WESCO Distribution, Inc., upon a change of control, to repurchase all or any part of the senior subordinated notes at a redemption price equal to 101% of the principal amount provided plus accrued and unpaid interest.

      In September and October 2001, WESCO entered into certain interest rate swap agreements with respect to $100 million notional amount of indebtedness. Pursuant to the agreements, WESCO will receive semi-annual fixed interest payments at the rate of 9 1/8% commencing December 1, 2001 and will make quarterly variable interest rate payments at rates based on LIBOR plus a margin commencing December 1, 2001 (currently rates range from 5.40% to 5.59%). The agreements can be terminated by the counterparty in accordance with a redemption schedule that is consistent with the redemption schedule for the senior subordinated notes.

      Other

      At December 31, 2002 and 2001, other borrowings primarily consisted of notes issued to sellers in connection with acquisitions.

The following table sets forth the aggregate principal repayment requirements for all indebtedness for the next five years and thereafter (in thousands):

      2003 ..................................................     $  5,778
      2004 ..................................................          315
      2005 ..................................................          336
      2006 ..................................................          334
      2007 ..................................................       10,350
      Thereafter ............................................      411,824

      WESCO's credit agreements contain various restrictive covenants that, among other things, impose limitations on (i) dividend payments or certain other restricted payments or investments; (ii) the incurrence of additional indebtedness and guarantees or issuance of additional stock; (iii) creation of liens; (iv) mergers, consolidation or sales of substantially all of WESCO's assets; (v) certain transactions among affiliates; (vi) payments by certain subsidiaries to WESCO; and (vii) capital expenditures. In addition, the revolving credit agreement requires WESCO to meet certain fixed charge coverage tests depending on availability.

      WESCO is permitted to pay dividends under certain limited circumstances. At December 31, 2002 and 2001, no retained earnings were available for dividend payments.

      WESCO had $16.6 million and $1.0 million of outstanding letters of credit at December 31, 2002 and 2001, respectively. These letters of credit are used as collateral for interest rate swap agreements, potential obligation under insurance programs as well as certain foreign commercial transactions. The fair value of the letters of credit approximates the contract value.

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

The following table sets forth capital stock share activity:

                                                                               CLASS B
                                        COMMON STOCK     TREASURY STOCK     COMMON STOCK
                                        ------------     --------------     ------------
December 31, 1999 ...............        43,291,319          (637,259)        4,653,131
Treasury shares purchased .......                --        (3,265,300)               --
Options exercised ...............           802,345           (74,338)               --
                                         ----------        ----------         ---------
December 31, 2000 ...............        44,093,664        (3,976,897)        4,653,131
Options exercised ...............           176,146           (55,751)               --
                                         ----------        ----------         ---------
December 31, 2001 ...............        44,269,810        (4,032,648)        4,653,131
Treasury share issuance .........                --            10,000                --
Options exercised ...............           213,703           (10,372)               --
                                         ----------        ----------         ---------
December 31, 2002 ...............        44,483,513        (4,033,020)        4,653,131
                                         ==========        ==========         =========

      WESCO's Board of Directors has authorized a $25 million share repurchase program that expires in May 2003. WESCO's common stock may be purchased at management's discretion, subject to meeting certain financial ratios, in open market transactions and the program may be discontinued at any time. Under previous share repurchase programs, WESCO purchased 3,898,000 shares of its common stock for $32.8 million pursuant to this program. No shares were repurchased during 2002.

12. INCOME TAXES

      The following table sets forth the components of the provision for income taxes:

                                                    YEAR ENDED DECEMBER 31
                                             -----------------------------------
                                               2002          2001         2000
                                             --------      --------      -------
                                                        (IN THOUSANDS)
Current taxes:
   Federal .............................     $(13,670)     $  1,051      $19,597
   State ...............................          645        (1,502)       1,030
   Foreign .............................        1,954         1,559          388
                                             --------      --------      -------
     Total current .....................      (11,071)        1,108       21,015
Deferred taxes:
   Federal .............................       14,613         9,990          832
   State ...............................         (176)        2,297          183
   Foreign .............................         (519)         (252)       1,245
                                             --------      --------      -------
     Total deferred ....................       13,918        12,035        2,260
                                             --------      --------      -------
                                             $  2,847      $ 13,143      $23,275
                                             ========      ========      =======

      The following table sets forth the components of income before income taxes by jurisdiction:

                                                    YEAR ENDED DECEMBER 31
                                             -----------------------------------
                                               2002          2001         2000
                                             --------      --------      -------
                                                        (IN THOUSANDS)
United States ..........................     $ 19,544      $ 29,921      $52,963
Foreign ................................        6,426         3,447        3,750
                                             --------      --------      -------
                                             $ 25,970      $ 33,368      $56,713
                                             ========      ========      =======

      The following table sets forth the reconciliation between the federal statutory income tax rate and the effective rate:

                                                           YEAR ENDED DECEMBER 31
                                                      --------------------------------
                                                        2002         2001         2000
                                                      ------       ------       ------
Federal statutory rate ..........................       35.0%        35.0%        35.0%
State taxes, net of federal tax benefit .........        1.2          1.5          1.4
Nondeductible expenses ..........................        4.2          4.2          3.4
Foreign taxes ...................................       (2.2)          --          0.3
Reversal of income tax contingency accrual(1) ...      (20.4)          --           --
Remeasurement of deferred taxes(2) ..............       (2.7)          --           --
Other(3) ........................................       (4.1)        (1.3)         0.9
                                                      ------       ------       ------
                                                        11.0%        39.4%        41.0%
                                                      ======       ======       ======

----------
(1) Represents a benefit of $5.3 million from the resolution of prior tax year contingencies upon acceptance by the IRS of tax returns filed through 1998 and the expected favorable conclusion of the IRS examination for 1999.

(2) Reflects a decrease in the rate applied to deferred tax items. Management believes this revised estimate reflects the rate that will be in effect when these items reverse.

(3) Includes the impact of adjustments for certain tax liabilities and the effect of differences between the recorded provision and the final filed tax return for the prior year.

      The following table sets forth deferred tax assets and liabilities:

                                                                DECEMBER 31,
                                             ---------------------------------------------------
                                                      2002                         2001
                                             ---------------------        ----------------------
                                                               (IN THOUSANDS)

                                             Assets      Liabilities      Assets     Liabilities
Accounts receivable .................        $1,107        $    --        $ 6,014      $    --
Inventory ...........................            --          1,920          2,106          972
Other ...............................         2,490          5,085          6,122        4,929
                                             ------        -------        -------      -------
     Current deferred tax ...........         3,597          7,005         14,242        5,901
                                             ------        -------        -------      -------
Intangibles .........................            --         22,403             --       16,315
Property, buildings and equipment ...            --          6,943             --       11,794
Other ...............................            --            129            942          139
                                             ------        -------        -------      -------
     Long term deferred tax .........        $   --        $29,475        $   942      $28,248
                                             ------        -------        -------      -------

      Current deferred income taxes changed from an asset of $8.3 million at December 31, 2001 to a liability of $3.4 million at December 31, 2002. The primary factors associated with the change in balance were tax accounting method changes related to certain working capital items.

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

      The following table sets forth the details of basic and diluted earnings per share:

                                                                           YEAR ENDED DECEMBER 31
                                                                -------------------------------------------
                                                                   2002            2001            2000
                                                                -----------     -----------     -----------
                                                                  (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
Net income ................................................     $    23,123     $    20,225     $    33,438
Weighted average common shares outstanding used
   in computing basic earnings per share ..................      45,033,964      44,862,087      45,326,475
Common shares issuable upon exercise of dilutive stock
   options ................................................       1,786,129       2,039,586       2,420,132

                                                                -----------     -----------     -----------
Weighted average common shares outstanding and
   common share equivalents used in computing
   diluted earnings per share .............................      46,820,093      46,901,673      47,746,607
                                                                ===========     ===========     ===========
Earnings per share
   Basic ..................................................     $      0.51     $      0.45     $      0.74
   Diluted ................................................     $      0.49     $      0.43     $      0.70

      Options to purchase 5.3 million and 4.4 million shares of common stock at a weighted average exercise price of $8.37 per share and $10.24 per share were outstanding as of December 31, 2002 and 2001, respectively, but were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of WESCO common stock.

14. EMPLOYEE BENEFIT PLANS

      A majority of WESCO's employees are covered by defined contribution retirement savings plans for their service rendered subsequent to WESCO's formation. U.S. employee contributions of not more than 6% of eligible compensation are matched 50% by WESCO. WESCO's contributions for Canadian employees range from 1% to 6% of eligible compensation based on years of service. For the years ended December 31, 2002, 2001 and 2000, WESCO contributed $4.9 million, $5.5 million and $5.5 million, respectively, which was charged to expense. Contributions may be taken in the form of WESCO's stock at the employee's election.

      In addition, employer profit sharing contributions may be made at the discretion of the Board of Directors and can be based on WESCO's financial performance. No such contributions were made during 2002, 2001 or 2000.

15. STOCK INCENTIVE PLANS

      Stock Purchase Plans

      In connection with the Recapitalization, WESCO established a stock purchase plan ("1998 Stock Purchase Plan") under which certain employees may be granted an opportunity to purchase WESCO's common stock. The maximum number of shares available for purchase may not exceed 427,720. There were no shares issued in 2002, 2001 or 2000.

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

      Options granted vest and become exercisable over periods ranging from four to five years or earlier based on WESCO achieving certain financial performance criteria. If the financial performance criteria are not met, all the options will vest after eight years. All options vest immediately in the event of a change in control. Each option terminates on the tenth anniversary of its grant date unless terminated sooner under certain conditions.

      All awards under WESCO's stock incentive plans are designed to be issued at fair market value.

The following sets forth shares of common stock reserved for future issuance at December 31, 2002:

Stock Purchase Plan ...................................      135,830
LTIP ..................................................    6,824,260

      The following table sets forth a summary of stock option activity and related information for the years indicated:

                                                 2002                            2001                            2000
                                       ------------------------        ------------------------        ------------------------
                                                       WEIGHTED                        WEIGHTED                        WEIGHTED
                                                        AVERAGE                         AVERAGE                         AVERAGE
                                                       EXERCISE                        EXERCISE                        EXERCISE
                                        OPTIONS          PRICE          OPTIONS          PRICE          OPTIONS          PRICE
                                       ---------       --------        ---------       --------        ---------       --------
Beginning of year ............         9,999,077         $5.96         9,588,306         $6.13         9,254,770         $5.44
Granted ......................           275,500          6.74           907,350          4.70         1,606,000          9.21
Exercised ....................          (213,703)         2.92          (176,146)         2.78          (802,345)         2.27
Canceled .....................          (220,760)         8.24          (320,433)         9.50          (470,119)         9.54
                                       ---------                       ---------                       ---------
End of year ..................         9,840,114          5.99         9,999,077          5.96         9,588,306          6.13
                                       =========                       =========                       =========

Exercisable at end of year ...         6,477,016         $4.70         6,330,661         $4.32         6,043,337         $4.33

      The following table sets forth exercise prices for options outstanding as of December 31, 2002:

                                 OPTIONS          OPTIONS             WEIGHTED AVERAGE
RANGE OF EXERCISE PRICES       OUTSTANDING      EXERCISABLE     REMAINING CONTRACTUAL LIFE
------------------------       -----------      -----------     --------------------------
                   $1.73        2,896,624        2,896,624                 1.5
                   $1.98          617,707          617,707                 3.0
                   $3.38          895,833          895,833                 4.0
                   $4.34           60,112           60,112                 4.9
           $4.50 - $7.75        1,511,683          223,829                 9.0
           $8.13 - $9.31           48,000               --                 7.2
           $9.75 - $9.88          963,000               --                 7.4
                  $10.75        2,837,980        1,773,736                 5.6
                  $18.00            9,175            9,175                 6.4
                                ---------        ---------
                                9,840,114        6,477,016
                                =========        =========

16. COMMITMENTS AND CONTINGENCIES

      Future minimum rental payments required under operating leases, primarily for real property that have noncancelable lease terms in excess of one year as of December 31, 2002, are as follows:

                                                          (IN THOUSANDS)
                                                          --------------
2003 .................................................       $24,682
2004 .................................................        21,926
2005 .................................................        16,453
2006 .................................................        11,595
2007 .................................................         8,332
Thereafter ...........................................         9,072

      Rental expense for the years ended December 31, 2002, 2001 and 2000, was $32.9 million, $32.5 million and $30.3 million, respectively.

      WESCO has litigation arising from time to time in the normal course of business. In management's opinion, any present litigation WESCO is aware of will not materially affect WESCO's consolidated financial position, results of operations or cash flows.

17. SEGMENTS AND RELATED INFORMATION

      WESCO is engaged principally in one line of business - the sale of electrical products and maintenance repair and operating supplies - which represents more than 90% of the consolidated net sales, income from operations and assets, for 2002, 2001 and 2000. WESCO has over 215,000 product stock keeping units and markets over one million products for direct shipment customers. It is impractical to disclose net sales by product, major product group or service group. There were no material amounts of sales or transfers among geographic areas and no material amounts of export sales.

      The following table sets forth information about WESCO by geographic area:

                                        NET SALES                           LONG-LIVED ASSETS
                                 YEAR ENDED DECEMBER 31                         DECEMBER 31
                        ----------------------------------------     ----------------------------------
                           2002           2001           2000          2002         2001         2000
                        ----------     ----------     ----------     --------     --------     --------
                                     (IN THOUSANDS)                            (IN THOUSANDS)
United States .....     $2,943,740     $3,266,352     $3,494,527     $421,048     $427,062     $392,820
Canada ............        299,844        311,471        319,823       10,509       11,257       11,286
Other foreign .....         82,196         80,210         66,746        1,371        1,604        1,702
                        ----------     ----------     ----------     --------     --------     --------
                        $3,325,780     $3,658,033     $3,881,096     $432,928     $439,923     $405,808
                        ==========     ==========     ==========     ========     ========     ========

18. OTHER FINANCIAL INFORMATION

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

                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                                          DECEMBER 31, 2002
                                            ----------------------------------------------------------------------------------
                                                                             (IN THOUSANDS)
                                                                                               Consolidating
                                                WESCO             WESCO                             and
                                            International,    Distribution,  Non-Guarantor      Eliminating
                                                 Inc.             Inc.        Subsidiaries        Entries         Consolidated
                                            --------------    -------------  -------------     -------------      ------------
Cash and cash equivalents .............        $      4        $   12,449        $ 10,117        $      --         $   22,570
Trade accounts receivable .............              --            45,381         136,868               --            182,249
Inventories ...........................              --           298,495          40,286               --            338,781
Other current assets ..................              --            15,453          19,778           (1,774)            33,457
                                               --------        ----------        --------        ---------         ----------
   Total current assets ...............               4           371,778         207,049           (1,774)           577,057
Intercompany receivables, net .........              --           186,269          30,845         (217,114)                --
Property, buildings and equipment,
   net ................................              --            41,822          68,352               --            110,174
Goodwill and other intangibles, net ...              --           247,671          66,407               --            314,078
Investments in affiliates and other
   noncurrent assets ..................         387,887           347,678           1,081         (722,837)            13,809
                                               --------        ----------        --------        ---------         ----------
   Total assets .......................        $387,891        $1,195,218        $373,734        $(941,725)        $1,015,118
                                               ========        ==========        ========        =========         ==========

Accounts payable ......................        $     --        $  340,748        $  5,765        $      --         $  346,513
Other current liabilities .............              --            39,022          14,714           (1,774)            51,962
                                               --------        ----------        --------        ---------         ----------
   Total current liabilities ..........              --           379,770          20,479           (1,774)           398,475
Intercompany payables, net ............         217,114                --              --         (217,114)                --
Long-term debt ........................              --           398,856          13,340               --            412,196
Other noncurrent liabilities ..........              --            28,705           6,454               --             35,159
Stockholders' equity ..................         170,777           387,887         333,461         (722,837)           169,288
                                               --------        ----------        --------        ---------         ----------
   Total liabilities and
   stockholders' equity ...............        $387,891        $1,195,218        $373,734        $(941,725)        $1,015,118
                                               ========        ==========        ========        =========         ==========

                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                                          DECEMBER 31, 2001
                                            ----------------------------------------------------------------------------------
                                                                             (IN THOUSANDS)
                                                                                               Consolidating
                                                WESCO             WESCO                             and
                                            International,    Distribution,  Non-Guarantor      Eliminating
                                                 Inc.             Inc.        Subsidiaries        Entries         Consolidated
                                            --------------    -------------  -------------     -------------      ------------
Cash and cash equivalents .............        $      2        $   17,877        $ 57,178        $      --         $   75,057
Trade accounts receivable .............              --            45,873         172,047               --            217,920
Inventories ...........................              --           341,597          38,425               --            380,022
Other current assets ..................              --            47,506          24,481          (26,951)            45,036
                                               --------        ----------        --------        ---------         ----------
   Total current assets ...............               2           452,853         292,131          (26,951)           718,035
Intercompany receivables, net .........              --           327,384              --         (327,384)                --
Property, buildings and equipment,
   net ................................              --            49,330          71,269               --            120,599
Goodwill and other intangibles, net ...              --           243,512          67,561               --            311,073
Investments in affiliates and other
   noncurrent assets ..................         372,598           271,300           2,869         (638,516)             8,251
                                               --------        ----------        --------        ---------         ----------
   Total assets .......................        $372,600        $1,344,379        $433,830        $(992,851)        $1,157,958
                                               ========        ==========        ========        =========         ==========

Accounts payable ......................        $     --        $  450,107        $ 19,000        $      --         $  469,107
Other current liabilities .............              --            53,858          33,465          (26,951)            60,372
                                               --------        ----------        --------        ---------         ----------
   Total current liabilities ..........              --           503,965          52,465          (26,951)           529,479
Intercompany payables, net ............         225,886                --         101,498         (327,384)                --
Long-term debt ........................              --           433,808          12,628               --            446,436
Other noncurrent liabilities ..........              --            34,008           3,384               --             37,392
Stockholders' equity ..................         146,714           372,598         263,855         (638,516)           144,651
                                               --------        ----------        --------        ---------         ----------
   Total liabilities and
   stockholders' equity ...............        $372,600        $1,344,379        $433,830        $(992,851)        $1,157,958
                                               ========        ==========        ========        =========         ==========

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS


                                                                     YEAR ENDED DECEMBER 31, 2002
                                            ----------------------------------------------------------------------------------
                                                                             (IN THOUSANDS)
                                                                                               Consolidating
                                                WESCO             WESCO                             and
                                            International,    Distribution,  Non-Guarantor      Eliminating
                                                 Inc.             Inc.        Subsidiaries        Entries         Consolidated
                                            --------------    -------------  -------------     -------------      ------------
Net sales .............................        $     --        $2,872,225        $453,555        $      --         $3,325,780
Cost of goods sold ....................              --         2,364,344         370,662               --          2,735,006
Selling, general and administrative
   expenses ...........................              --           427,307          67,075               --            494,382
Depreciation and amortization .........              --            15,004           4,763               --             19,767
Results of affiliates' operations .....          15,289            55,894              --          (71,183)                --
Interest expense (income), net ........         (12,056)           53,338           1,703               --             42,985
Other (income) expense ................              --            68,942         (61,272)              --              7,670
Provision for(benefit from) income
   taxes ..............................           4,222           (16,105)         14,730               --              2,847
                                               --------        ----------        --------        ---------         ----------

   Net income (loss) ..................        $ 23,123        $   15,289        $ 55,894        $ (71,183)        $   23,123
                                               ========        ==========        ========        =========         ==========

                                                                     YEAR ENDED DECEMBER 31, 2001
                                            ----------------------------------------------------------------------------------
                                                                             (IN THOUSANDS)
                                                                                               Consolidating
                                                WESCO             WESCO                             and
                                            International,    Distribution,  Non-Guarantor      Eliminating
                                                 Inc.             Inc.        Subsidiaries        Entries         Consolidated
                                            --------------    -------------  -------------     -------------      ------------
Net sales .............................        $     --        $3,203,752        $454,281        $      --         $3,658,033
Cost of goods sold ....................              --         2,643,448         371,072               --          3,014,520
Selling, general and administrative
   expenses ...........................              --           487,204          29,952               --            517,156
Depreciation and amortization .........              --            24,974           5,998               --             30,972
Results of affiliates' operations .....          15,572            93,384              --         (108,956)                --
Interest expense (income), net ........          (7,162)           59,045          (6,743)              --             45,140
Other (income) expense ................              --            91,897         (75,020)              --             16,877
Provision for income taxes ............           2,509           (25,004)         35,638               --             13,143
                                               --------        ----------        --------        ---------         ----------

   Net income (loss) ..................        $ 20,225        $   15,572        $ 93,384        $(108,956)        $   20,225
                                               ========        ==========        ========        =========         ==========

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                                                                     YEAR ENDED DECEMBER 31, 2000
                                            ----------------------------------------------------------------------------------
                                                                             (IN THOUSANDS)
                                                                                               Consolidating
                                                WESCO             WESCO                             and
                                            International,    Distribution,  Non-Guarantor      Eliminating
                                                 Inc.             Inc.        Subsidiaries        Entries         Consolidated
                                            --------------    -------------  -------------     -------------      ------------
Net sales .............................        $     --        $3,497,076        $384,020        $      --         $3,881,096
Cost of goods sold ....................              --         2,882,626         314,326               --          3,196,952
Selling, general and administrative
   expenses ...........................              --           476,680          47,629               --            524,309
Depreciation and amortization .........              --            20,456           4,537               --             24,993
Restructuring charge ..................              --             9,094             310               --              9,404
Results of affiliates' operations .....          22,984            55,278              --          (78,262)                --
Interest expense (income), net ........         (16,083)           68,164          (8,301)              --             43,780
Other (income) expense ................              --            85,005         (60,060)              --             24,945
Provision for income taxes ............           5,629           (12,655)         30,301               --             23,275
                                               --------        ----------        --------        ---------         ----------

   Net income (loss) ..................        $ 33,438        $   22,984        $ 55,278        $ (78,262)        $   33,438
                                               ========        ==========        ========        =========         ==========

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                                     YEAR ENDED DECEMBER 31, 2002
                                                                             (IN THOUSANDS)

                                                                                               Consolidating
                                                WESCO             WESCO                             and
                                            International,    Distribution,  Non-Guarantor      Eliminating
                                                 Inc.             Inc.        Subsidiaries        Entries         Consolidated
                                            --------------    -------------  -------------     -------------      ------------
Net cash provided (used) by
   operating activities ...............        $  8,154        $   59,642        $(47,368)       $      --         $   20,428
Investing activities:
   Capital expenditures ...............              --            (8,944)           (405)              --             (9,349)
   Acquisitions .......................              --           (14,466)             --               --            (14,466)
   Other ..............................              --               755              --               --                755
                                               --------        ----------        --------        ---------         ----------
   Net cash used in investing
   activities .........................              --           (22,655)           (405)              --            (23,060)
Financing activities:
   Net borrowings (repayments) ........          (8,772)          (37,214)            712               --            (45,274)
   Equity transactions ................             620                --              --               --                620
   Other ..............................              --            (5,201)             --               --             (5,201)
                                               --------        ----------        --------        ---------         ----------
   Net cash (used in) provided by
   financing activities ...............          (8,152)          (42,415)            712               --            (49,855)
                                               --------        ----------        --------        ---------         ----------
Net change in cash and cash
   equivalents ........................               2            (5,428)        (47,061)              --            (52,487)
Cash and cash equivalents at
   beginning of year ..................               2            17,877          57,178               --             75,057
                                               --------        ----------        --------        ---------         ----------
Cash and cash equivalents at end of
   period .............................        $      4        $   12,449        $ 10,117        $      --         $   22,570
                                               ========        ==========        ========        =========         ==========

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                                     YEAR ENDED DECEMBER 31, 2001
                                                                             (IN THOUSANDS)

                                                                                               Consolidating
                                                WESCO             WESCO                             and
                                            International,    Distribution,  Non-Guarantor      Eliminating
                                                 Inc.             Inc.        Subsidiaries        Entries         Consolidated
                                            --------------    -------------  -------------     -------------      ------------
Net cash provided (used) by
   operating activities ...............        $  9,551        $   42,793        $114,906        $  (6,158)        $  161,092
Investing activities:
   Capital expenditures ...............              --           (11,654)         (2,166)              --            (13,820)
   Acquisitions .......................              --           (10,496)        (45,773)              --            (56,269)
   Other ..............................              --               933              --               --                933
                                               --------        ----------        --------        ---------         ----------
   Net cash used in investing
   activities .........................              --           (21,217)        (47,939)              --            (69,156)
Financing activities:
   Net borrowings .....................         (10,048)          (17,397)         (9,740)              --            (37,185)
   Equity transactions ................             489                --              --               --                489
   Other ..............................              --            (1,213)            (49)              --             (1,262)
                                               --------        ----------        --------        ---------         ----------
   Net cash used in financing
   activities .........................          (9,559)          (18,610)         (9,789)              --            (37,958)
                                               --------        ----------        --------        ---------         ----------
Net change in cash and cash
   equivalents ........................              (8)            2,966          57,178           (6,158)            53,978
Cash and cash equivalents at
   beginning of year ..................              10            14,911              --            6,158             21,079
                                               --------        ----------        --------        ---------         ----------
Cash and cash equivalents at end of
   period .............................        $      2        $   17,877        $ 57,178        $      --         $   75,057
                                               ========        ==========        ========        =========         ==========

                                                                     YEAR ENDED DECEMBER 31, 2000
                                            ----------------------------------------------------------------------------------
                                                                             (IN THOUSANDS)

                                                                                               Consolidating
                                                WESCO             WESCO                             and
                                            International,    Distribution,  Non-Guarantor      Eliminating
                                                 Inc.             Inc.        Subsidiaries        Entries         Consolidated
                                            --------------    -------------  -------------     -------------      ------------
Net cash provided (used) by
   operating activities ...............        $ 13,585        $   32,332        $(23,167)       $  24,161         $   46,911
Investing activities:
   Capital expenditures ...............              --           (18,167)         (3,385)              --            (21,552)
   Acquisitions .......................              --           (40,904)             --               --            (40,904)
   Other ..............................              --               267           1,500               --              1,767
                                               --------        ----------        --------        ---------         ----------
   Net cash used in investing
   activities .........................              --           (58,804)         (1,885)              --            (60,689)
Financing activities:
   Net borrowings (repayments) ........          13,206            41,858          (1,760)              --             53,304
   Equity transactions ................         (26,791)               --              --               --            (26,791)
   Other ..............................              --              (475)             --               --               (475)
                                               --------        ----------        --------        ---------         ----------
   Net cash (used in) provided by
   financing activities ...............         (13,585)           41,383          (1,760)              --             26,038
                                               --------        ----------        --------        ---------         ----------
Net change in cash and cash
   equivalents ........................              --            14,911         (26,812)          24,161             12,260
Cash and cash equivalents at
   beginning of year ..................              10                --          26,812          (18,003)             8,819
                                               --------        ----------        --------        ---------         ----------
Cash and cash equivalents at end of
   period .............................        $     10        $   14,911        $     --        $   6,158         $   21,079
                                               ========        ==========        ========        =========         ==========

19. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

      The following table sets forth selected quarterly financial data for the years ended December 31, 2002 and 2001:

                                          FIRST        SECOND         THIRD        FOURTH
                                         QUARTER       QUARTER       QUARTER       QUARTER
                                         -------       -------       -------       -------
                                                 (IN THOUSANDS, EXCEPT SHARE DATA)
2002
Net sales .........................      $808,917      $848,449      $852,949      $815,465
Gross profit ......................       145,644       149,453       146,487       149,190
Income from operations ............        18,413        21,622        18,331        18,259
Income before income taxes (1) ....         4,969         8,805         5,816         6,380
Net income ........................         3,837         5,573         8,983         4,730
Basic earnings per share ..........          0.09          0.12          0.20          0.10
Diluted earnings per share ........          0.08          0.12          0.19          0.10

2001
Net sales .........................      $928,057      $944,136      $905,554      $880,286
Gross profit ......................       167,119       164,831       159,219       152,344
Income from operations ............        22,931        28,008        24,275        20,171
Income before income taxes ........         5,869        12,472         8,492         6,535
Net income ........................         3,492         7,513         5,095         4,125
Basic earnings per share ..........          0.08          0.17          0.11          0.09
Diluted earnings per share ........          0.07          0.16          0.11          0.09

----------
(1) The first quarter includes a loss on debt extinguishment totaling $1.1 million. This amount was classified as an extraordinary item prior to the adoption of SFAS No. 145.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

EXECUTIVE OFFICERS

      Our executive officers and their respective ages and positions are set forth below.

                           NAME                     AGE             POSITION
                           ----                     ---             --------
            Roy W. Haley.....................       56    Chairman and Chief Executive Officer
            William M. Goodwin...............       57    Vice President, Operations
            James H. Mehta...................       47    Vice President, Business Development
            Robert B. Rosenbaum..............       45    Vice President, Operations
            Patrick M. Swed..................       59    Vice President, Operations
            Donald H. Thimjon................       59    Vice President, Operations
            Ronald P. Van, Jr................       42    Vice President, Operations
            Stephen A. Van Oss...............       48    Vice President and Chief Financial Officer
            Daniel A. Brailer................       45    Secretary and Treasurer

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

ITEM 11. EXECUTIVE COMPENSATION.

      The information set forth under the caption "Executive Compensation" in the Proxy Statement is incorporated herein by reference to the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 22, 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

      The information set forth under the caption "Security Ownership" in the Proxy Statement is incorporated herein by reference to the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 22, 2003.

      The following table provides information as of December 31, 2002 with respect to the shares of WESCO's common stock that may be issued under WESCO's existing equity compensation plans:

Plan Category                 Number of securities to be    Weighted average        Number of securities remaining
                              issued upon exercise of       exercise price of       available for future issuance
                              outstanding options,          outstanding options,    under equity compensation plans
                              warrants                      warrants and rights
                              and rights
-------------                 --------------------------    --------------------    ------------------------------
Equity compensation           9,840,114                     $5.99                   6,824,260
plans approved by
security holders

Equity compensation                  --                        --                          --
plans not approved by
security holders

                              ---------                     -----                   ---------
Total                         9,840,114                     $5.99                   6,824,260
                              ---------                     -----                   ---------

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The information set forth under the caption "Certain Transactions and Relationships with the Company" in the Proxy Statement is incorporated herein by reference to the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 22, 2003.

ITEM 14. CONTROLS AND PROCEDURES.

      An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures within 90 days before the filing date of this annual report. Based on that evaluation, management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by WESCO in reports that it files under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

      The financial statements, financial statement schedules and exhibits listed below are filed as part of this annual report:

(a)(1)      FINANCIAL STATEMENTS

            The list of financial statements required by this item is set forth in Item 8, "Financial Statements and Supplementary Data" and is incorporated herein by reference.

(2)         FINANCIAL STATEMENT SCHEDULES

            Report of Independent Accountants
            Schedule II - Valuation and Qualifying Accounts

(b)         REPORTS ON FORM 8-K

            None

(c)         EXHIBITS

EXHIBIT                                                                   PRIOR FILING OR
  NO.      DESCRIPTION OF EXHIBIT                                         SEQUENTIAL PAGE NUMBER
-------    ----------------------                                         ----------------------
   2.1     Recapitalization Agreement, dated as of March 27,              Incorporated by reference to
           1998, among Thor Acquisitions L.L.C., WESCO                    Exhibit 2.1 to WESCO's
           International, Inc. (formerly known as CDW                     Registration Statement on
           Holding Corporation) and certain securityholders               Form S-4 (No. 333-43225)
           of WESCO International, Inc.

   2.2     Purchase Agreement, dated as of May 29, 1998,                  Incorporated by reference to
           among WESCO International, Inc., WESCO                         Exhibit 2.2 to WESCO's
           Distribution, Inc., Chase Securities Inc. and                  Registration Statement on
           Lehman Brothers, Inc.                                          Form S-4 (No. 333-43225)

   2.3     Asset Purchase Agreement, dated as of September 11,            Incorporated by reference to
           1998, among Bruckner Supply Company, Inc. and                  Exhibit 2.01 to WESCO's
           WESCO Distribution, Inc.                                       Current Report on Form 8-K,
                                                                          dated September 11, 1998

   2.4     Purchase Agreement, dated August 16, 2001, among               Incorporated by reference to
           WESCO International, Inc., WESCO Distribution, Inc.            Exhibit 2.4 to WESCO's
           and the Initial Purchasers listed therein.                     Registration Statement on
                                                                          Form S-4 (No. 333-70404)

   3.1     Restated Certificate of Incorporation of WESCO                 Incorporated by reference to
           International, Inc.                                            Exhibit 3.1 to WESCO's
                                                                          Registration Statement on
                                                                          Form S-4 (No. 333-70404)

   3.2     By-laws of WESCO International, Inc.                           Incorporated by reference to
                                                                          Exhibit 3.2 to WESCO's
                                                                          Registration Statement on
                                                                          Form S-4 (No. 333-70404)

   4.1     Indenture, dated as of June 5, 1998, among WESCO               Incorporated by reference to
           International, Inc., WESCO Distribution, Inc. and Bank         Exhibit 4.1 to WESCO's
           One, N.A.                                                      Registration Statement on
                                                                          Form S-4 (No. 333-43225)

EXHIBIT                                                                   PRIOR FILING OR
  NO.      DESCRIPTION OF EXHIBIT                                         SEQUENTIAL PAGE NUMBER
-------    ----------------------                                         ----------------------
   4.2     Form of 9 1/8% Senior Subordinated Note Due 2008,              Incorporated by reference to
           Series A (included in Exhibit 4.1).                            Exhibit 4.2 to WESCO's
                                                                          Registration Statement on
                                                                          Form S-4 (No. 333-43225)

   4.3     Form of 9 1/8% Senior Subordinated Note Due 2008,              Incorporated by reference to
           Series A (included in Exhibit 4.1).                            Exhibit 4.3 to WESCO's
                                                                          Registration Statement on
                                                                          Form S-4 (No. 333-43225)

   4.4     Exchange and Registration Rights Agreement, dated as of        Incorporated by reference to
           June 5, 1998, among the Company, WESCO                         Exhibit 4.4 to WESCO's
           International, Inc. and the Initial Purchasers (as             Registration Statement on
           defined therein).                                              Form S-4 (No. 333-43225)

   4.5     Exchange and Registration Rights Agreement, dated as of        Incorporated by reference to
           June 5, 1998, among WESCO International, Inc. and the          Exhibit 4.8 to WESCO's
           Initial Purchasers (as defined therein).                       Registration Statement on
                                                                          Form S-4 (No. 333-43225)

   4.6     Indenture, dated as of August 23, 2001, among WESCO            Incorporated by reference to
           International, Inc., WESCO Distribution, Inc. and Bank         Exhibit 4.6 to WESCO's
           One N.A.                                                       Registration Statement on
                                                                          Form S-4 (No. 333-70404)

   4.7     Exchange and Registration Rights Agreement, dated as of        Incorporated by reference to
           August 23, 2001, among WESCO International, Inc.,              Exhibit 4.7 to WESCO's
           WESCO Distribution, Inc. and the Initial Purchasers            Registration Statement on
           listed therein.                                                Form S-4 (No. 333-70404)

   4.8     Form of 9 1/8% Senior Subordinated Note Due 2008,              Incorporated by reference to
           (included in Exhibit 4.6).                                     Exhibit 4.8 to WESCO's
                                                                          Registration Statement on
                                                                          Form S-4 (No. 333-70404)

   4.9     Form of 9 1/8% Senior Subordinated Note Due 2008,              Incorporated by reference to
           (included in Exhibit 4.6).                                     Exhibit 4.9 to WESCO's
                                                                          Registration Statement on
                                                                          Form S-4 (No. 333-70404)

  10.1     CDW Holding Corporation Stock Purchase Plan.                   Incorporated by reference to
                                                                          Exhibit 10.1 to WESCO's
                                                                          Registration Statement on
                                                                          Form S-4 (No. 333-43225)

  10.2     Form of Stock Subscription Agreement.                          Incorporated by reference to
                                                                          Exhibit 10.2 to WESCO's
                                                                          Registration Statement on
                                                                          Form S-4 (No. 333-43225)

  10.3     CDW Holding Corporation Stock Option Plan.                     Incorporated by reference to
                                                                          Exhibit 10.3 to WESCO's

EXHIBIT                                                                   PRIOR FILING OR
  NO.      DESCRIPTION OF EXHIBIT                                         SEQUENTIAL PAGE NUMBER
-------    ----------------------                                         ----------------------
                                                                          Registration Statement on
                                                                          Form S-4 (No. 333-43225)

  10.4     Form of Stock Option Agreement.                                Incorporated by reference to
                                                                          Exhibit 10.4 to WESCO's
                                                                          Registration Statement on
                                                                          Form S-4 (No. 333-43225)

  10.5     CDW Holding Corporation Stock Option Plan for Branch           Incorporated by reference to
           Employees.                                                     Exhibit 10.5 to WESCO's
                                                                          Registration Statement on
                                                                          Form S-4 (No. 333-43225)

  10.6     Form of Branch Stock Option Agreement.                         Incorporated by reference to
                                                                          Exhibit 10.6 to WESCO's
                                                                          Registration Statement on
                                                                          Form S-4 (No. 333-43225)

  10.7     Non-Competition Agreement, dated as of February 28,            Incorporated by reference to
           1996, between Westinghouse, WESCO International, Inc.          Exhibit 10.8 to WESCO's
           and WESCO Distribution, Inc.                                   Registration Statement on
                                                                          Form S-4 (No. 333-43225)

  10.8     Lease, dated as of May 24, 1995, as amended by                 Incorporated by reference to
           Amendment One, dated as of June 1995, and by                   Exhibit 10.10 to WESCO's
           Amendment Two, dated as of December 24, 1995, by and           Registration Statement on
           between WESCO Distribution, Inc. as Tenant and Opal            Form S-4 (No. 333-43225)
           Investors, L.P. and Mural GEM Investors as Landlord.

  10.9     Lease, dated as of April 1, 1992, as renewed by Letter of      Incorporated by reference to
           Notice of Intent to Renew, dated as of December 13,            Exhibit 10.11 to WESCO's
           1996, by and between the Company as successor in               Registration Statement on
           interest to Westinghouse Electric Corporation as Tenant        Form S-4 (No. 333-43225)
           and Utah State Retirement Fund as Landlord.

 10.10     Lease, dated as of September 4, 1997, between WESCO            Incorporated by reference to
           Distribution, Inc. as Tenant and The Buncher Company as        Exhibit 10.12 to WESCO's
           Landlord.                                                      Registration Statement on
                                                                          Form S-4 (No. 333-43225)

 10.11     Lease, dated as of March 1995, by and between WESCO            Incorporated by reference to
           Distribution-Canada, Inc. as Tenant and Atlantic               Exhibit 10.13 to WESCO's
           Construction, Inc. as Landlord.                                Registration Statement on
                                                                          Form S-4 (No. 333-43225)

 10.12     Amended and Restated Registration and Participation            Incorporated by reference to
           Agreement, dated as of June 5, 1998, among WESCO               Exhibit 10.19 to WESCO's
           International, Inc. and certain securityholders of WESCO       Registration Statement on
           International, Inc. named therein.                             Form S-4 (No. 333-43225)

 10.13     Employment Agreement between WESCO                             Incorporated by reference to
           Distribution, Inc. and Roy W. Haley.                           Exhibit 10.20 to WESCO's
                                                                          Registration Statement on

EXHIBIT                                                                   PRIOR FILING OR
  NO.      DESCRIPTION OF EXHIBIT                                         SEQUENTIAL PAGE NUMBER
-------    ----------------------                                         ----------------------
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

 10.16     1999 Deferred Compensation Plan for Non-Employee               Incorporated by reference to
           Directors.                                                     Exhibit 10.22 to WESCO's
                                                                          Annual Report on Form 10-K
                                                                          for the year ended
                                                                          December 31, 1998

 10.17     Credit Agreement, dated as of June 29, 1999, among             Incorporated by reference to
           WESCO Distribution, Inc., WESCO                                Exhibit 10.1 to WESCO's
           Distribution-Canada, Inc., WESCO International, Inc. and       Quarterly Report on
           the Lenders identified therein.                                Form 10-Q for the quarter
                                                                          ended June 30, 1999

 10.18     Amendment, dated as of December 20, 2000, to the Credit        Incorporated by reference to
           Agreement, dated as of June 29, 1999, among WESCO              Exhibit 10.24 to WESCO's
           Distribution, Inc., WESCO Distribution-Canada, Inc.,           Annual Report on Form 10-K
           WESCO International, Inc. and the Lenders identified           for the year ended
           therein.                                                       December 31, 2000

 10.19     Amendment, dated as of August 3, 2001, to the Credit           Incorporated by reference to
           Agreement, dated as of June 29, 1999, among WESCO              Exhibit 10.19 to WESCO's
           Distribution, Inc., WESCO Distribution-Canada, Inc.,           Registration Statement on
           WESCO International, Inc. and the Lenders identified           Form S-4 (No. 333-70404)
           therein.

 10.20     Credit Agreement, dated as of March 19, 2002, among            Incorporated by reference to
           WESCO Distribution, Inc., the other Credit Parties             Exhibit 10.20 to WESCO's
           signatory thereto, General Electric Capital Corporation,       Annual Report on Form 10-K
           The CIT Group/Business Credit, Inc., Fleet Capital             for the year ended
           Corporation and the other Lenders signatory thereto.           December 31, 2001

EXHIBIT                                                                   PRIOR FILING OR
  NO.      DESCRIPTION OF EXHIBIT                                         SEQUENTIAL PAGE NUMBER
-------    ----------------------                                         ----------------------
 10.21     Intercreditor Agreement, dated as of March 19, 2002,           Incorporated by reference to
           among PNC Bank, National Association, General Electric         Exhibit 10.21 to WESCO's
           Capital Corporation, WESCO Receivables Corp., WESCO            Annual Report on Form 10-K
           Distribution, Inc., Fifth Third Bank, N.A., Mellon Bank,       for the year ended
           N.A., The Bank of Nova Scotia, Herning Enterprises, Inc.       December 31, 2001
           and WESCO Equity Corporation.

 10.22     Receivables Purchase Agreement, dated as of June 30,           Incorporated by reference to
           1999, among WESCO Receivables Corp., WESCO                     Exhibit 10.2 to WESCO's
           Distribution, Inc., Market Street Capital Corp. and PNC        Quarterly Report on
           Bank, National Association.                                    Form 10-Q for the quarter
                                                                          ended June 30, 1999

 10.23     Amended and Restated Receivables Purchase Agreement,           Incorporated by reference to
           dated as of September 28, 1999, among WESCO                    Exhibit 10.1 to WESCO's
           Receivables Corp., WESCO Distribution, Inc. and PNC            Quarterly Report on
           Bank, National Association.                                    Form 10-Q for the quarter
                                                                          ended September 30, 1999

 10.24     1999 Long-Term Incentive Plan.                                 Incorporated by reference to
                                                                          Exhibit 10.22 to WESCO's
                                                                          Registration Statement on
                                                                          Form S-1 (No. 333-73299)

 10.25     Amendment dated March 29, 2002 to Asset Purchase               Filed herewith
           Agreement, dated as of September 11, 1998, among
           Bruckner Supply Company, Inc. and WESCO
           Distribution, Inc.

 10.26     Loan Agreement between Bear Stearns Commercial                 Filed herewith
           Mortgage, Inc. and WESCO Real Estate IV, LLC, dated
           December 13, 2002.

 10.27     Lease dated December 13, 2002 between WESCO                    Filed herewith
           Distribution, Inc. and WESCO Real Estate IV, LLC.

 10.28     Lease Guaranty dated December 13, 2002 by WESCO                Filed herewith
           International, Inc. in favor of WESCO Real Estate IV,
           LLC.

 10.29     Guaranty of Non-Recourse Exceptions Agreement dated            Filed herewith
           December 13, 2002 by WESCO International, Inc. in
           favor of Bear Stearns Commercial Mortgage, Inc.

 10.30     Environmental Indemnity Agreement dated December 13,           Filed herewith
           2002 made by WESCO Real Estate IV, Inc. and WESCO
           International, Inc. in favor of Bear Stearns Commercial
           Mortgage, Inc.

  21.1     Significant Subsidiaries of WESCO.                             Incorporated by reference to
                                                                          Exhibit 21.1 to WESCO's
                                                                          Registration Statement on
                                                                          Form S-4 (No. 333-70404)

  23.1     Consent of PricewaterhouseCoopers LLP                          Filed herewith

EXHIBIT                                                                   PRIOR FILING OR
  NO.      DESCRIPTION OF EXHIBIT                                         SEQUENTIAL PAGE NUMBER
-------    ----------------------                                         ----------------------


----------
The registrant hereby agrees to furnish supplementally to the Commission, upon request, a copy of any omitted schedule to any of the agreements contained herein.

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

                                        WESCO INTERNATIONAL, INC.


                                        By: /s/ ROY W. HALEY
                                           --------------------------------
                                           Name: Roy W. Haley
                                           Title: Chairman of the Board and
                                                  Chief Executive Officer
                                        Date: March 14, 2003

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

SIGNATURE                                                     TITLE                                     DATE
---------                                                     -----                                     ----

/s/ ROY W. HALEY                   Chairman and Chief Executive Officer (Principal Executive       March 14, 2003
-----------------------------        Officer)
Roy W. Haley


/s/ STEPHEN A. VAN OSS             Vice President, Chief Financial Officer (Principal              March 14, 2003
-----------------------------         Financial and Accounting Officer)
Stephen A. Van Oss


/s/ JAMES L. SINGLETON             Director                                                        March 14, 2003
-----------------------------
James L. Singleton


/s/ JAMES A. STERN                 Director                                                        March 14, 2003
-----------------------------
James A. Stern


/s/ MICHAEL J. CHESHIRE            Director                                                        March 14, 2003
-----------------------------
Michael J. Cheshire


/s/ ROBERT J. TARR, JR.            Director                                                        March 14, 2003
-----------------------------
Robert J. Tarr, Jr.


/s/ KENNETH L. WAY                 Director                                                        March 14, 2003
-----------------------------
Kenneth L. Way


/s/ GEORGE  L. MILES, JR.          Director                                                        March 14, 2003
-----------------------------
George L. Miles, Jr.


/s/ ROBERT Q. BRUHL                Director                                                        March 14, 2003
-----------------------------
Robert Q. Bruhl


/s/ SANDRA BEACH LIN               Director                                                        March 14, 2003
-----------------------------
Sandra Beach Lin


/s/ WILLIAM J. VARESCHI            Director                                                        March 14, 2003
-----------------------------
William J. Vareschi

                            CERTIFICATION PURSUANT TO
                         THE SARBANES-OXLEY ACT OF 2002

I, Roy W. Haley, certify that:

      1. I have reviewed this annual report on Form 10-K of WESCO International, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 14, 2003                    By: /s/ Roy W. Haley
                                            ------------------------------------
                                            Roy W. Haley
                                            Chairman and Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                         THE SARBANES-OXLEY ACT OF 2002

I, Stephen A. Van Oss, certify that:

      1. I have reviewed this annual report on Form 10-K of WESCO International, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 14, 2003                    By: /s/ Stephen A. Van Oss
                                            ------------------------------------
                                            Stephen A. Van Oss
                                            Vice President, Chief Financial
                                              Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of WESCO International, Inc. (the "Company") on Form 10-K for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


      Date: March 14, 2003              By: /s/ Roy W. Haley
                                            ------------------------------------
                                            Roy W. Haley
                                            Chairman and Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of WESCO International, Inc. (the "Company") on Form 10-K for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


      Date: March 14, 2003              By: /s/ Stephen A. Van Oss
                                            ------------------------------------
                                            Stephen A. Van Oss
                                            Vice President, Chief Financial
                                              Officer

REPORT OF INDEPENDENT ACCOUNTANTS
ON FINANCIAL STATEMENT SCHEDULE

To the Stockholders and Board of Directors of WESCO International, Inc.:

Our audits of the consolidated financial statements referred to in our report dated February 12, 2003 also included an audit of the financial statement schedule listed in the index appearing under Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


                                        /s/ PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania
February 12, 2003

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

COL. A                                       COL. B                COL. C                       COL. D          COL. E
------------------------------------       ---------     --------------------------         -------------     ----------
                                                                 ADDITIONS
                                                         --------------------------
                                           BALANCE AT                   CHARGED TO                            BALANCE AT
                                           BEGINNING     CHARGED TO       OTHER                                 END OF
                                           OF PERIOD       EXPENSE      ACCOUNTS(1)         DEDUCTIONS(2)       PERIOD
                                           ---------     ----------     -----------         -------------     ----------
Allowance for doubtful accounts:
   Year ended December 31, 2002 ....        $11,816        $ 8,962        $   --              $(10,517)        $10,261
   Year ended December 31, 2001 ....          9,794         10,291           504                (8,773)         11,816
   Year ended December 31, 2000 ....          7,023          9,970           574                (7,773)          9,794

----------
(1) Represents allowance for doubtful accounts in connection with certain acquisitions.

(2) Includes a reduction in the allowance for doubtful accounts related to the sale of receivables at fair market value in connection with the Receivables Facility.

COL. A                                       COL. B                COL. C                       COL. D          COL. E
------------------------------------       ---------     --------------------------         -------------     ----------
                                                                 ADDITIONS
                                                         --------------------------
                                           BALANCE AT                   CHARGED TO                            BALANCE AT
                                           BEGINNING     CHARGED TO       OTHER                                 END OF
                                           OF PERIOD       EXPENSE       ACCOUNTS           DEDUCTIONS(3)       PERIOD
                                           ---------     ----------     -----------         -------------     ----------
Inventory reserve:
   Year ended December 31, 2002 ....        $16,795        $ 1,445        $   --              $ (6,367)        $11,873
   Year ended December 31, 2001 ....         18,727          2,607           663(1)             (5,202)         16,795
   Year ended December 31, 2000 ....         16,043          4,342         3,573(1)(2)          (5,231)         18,727

----------
(1)   Includes inventory reserves in connection with certain acquisitions.

(2) Includes inventory reserves in connection with a restructuring charge taken in 2000.

(3) Includes a reduction in the inventory reserve due to disposal of inventory.