Form 10-Q
period 2003-03-31
WESCO INTERNATIONAL INC
filed 2003-05-14
CIK 929008

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

                  For the quarterly period ended MARCH 31, 2003

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

       225 WEST STATION SQUARE DRIVE
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
                                                ---     ---

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  Yes  X   No
                                        ---     ---

As of April 30, 2003, WESCO International, Inc. had 40,455,493 shares and 4,653,131 shares of common stock and Class B common stock outstanding, respectively.

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q



                                TABLE OF CONTENTS


                                                                                                          Page
                                                                                                          ----
PART I - FINANCIAL INFORMATION

       ITEM 1.  Financial Statements
                   Condensed Consolidated Balance Sheets as of March 31, 2003 (unaudited) and December
                      31, 2002.........................................................................     2
                   Condensed Consolidated Statements of Operations for the three months ended March
                      31, 2003 and 2002 (unaudited) ...................................................     3
                   Condensed Consolidated Statements of Cash Flows for the three months ended March
                      31, 2003 and 2002 (unaudited) ...................................................     4
                   Notes to Condensed Consolidated Financial Statements (unaudited) ...................     5

       ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..    13

       ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.............................    17

       ITEM 4.  Controls and Procedures................................................................    18

PART II - OTHER INFORMATION

       ITEM 6.  Exhibits and Reports on Form 8-K.......................................................    19

                Signatures and Certifications..........................................................    20


                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                        MARCH 31           DECEMBER 31
Dollars in thousands, except share data                                                   2003                2002
                                                                                       -----------         -----------
                                                                                                 (UNAUDITED)
                                       ASSETS
CURRENT ASSETS:
    Cash and cash equivalents .................................................        $    31,385         $    22,570
    Trade accounts receivable, net of allowance for doubtful
       accounts of $9,976 and $10,261 in 2003 and 2002, respectively (NOTE 4)..            243,052             182,249
    Other accounts receivable .................................................             12,628              19,921
    Inventories, net ..........................................................            336,508             338,781
    Income taxes receivable ...................................................              2,043               6,103
    Prepaid expenses and other current assets .................................             11,274               7,433
                                                                                       -----------         -----------
       Total current assets ...................................................            636,890             577,057

Property, buildings and equipment, net ........................................            106,881             110,174
Goodwill ......................................................................            314,739             314,078
Other assets ..................................................................             16,595              13,809
                                                                                       -----------         -----------
       Total assets ...........................................................        $ 1,075,105         $ 1,015,118
                                                                                       ===========         ===========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable ..........................................................        $   366,990         $   346,513
    Accrued payroll and benefit costs .........................................             12,979              19,736
    Current portion of long-term debt .........................................              6,067               5,778
    Current deferred income taxes .............................................              3,439               3,408
    Other current liabilities .................................................             31,440              23,040
                                                                                       -----------         -----------
       Total current liabilities ..............................................            420,915             398,475

Long-term debt (NOTE 7) .......................................................            442,352             412,196
Other noncurrent liabilities ..................................................              5,186               5,684
Deferred income taxes .........................................................             29,619              29,475
                                                                                       -----------         -----------
       Total liabilities ......................................................            898,072             845,830

Commitments and contingencies

STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value; 20,000,000 shares authorized, no shares
      issued or outstanding ...................................................               --                  --
    Common stock, $.01 par value; 210,000,000 shares authorized, 44,488,513 and
       44,483,513 shares issued in 2003 and 2002, respectively ................                445                 445
    Class B nonvoting convertible common stock, $.01 par value; 20,000,000
       shares authorized, 4,653,131 issued in 2003 and 2002 ...................                 46                  46
    Additional capital ........................................................            570,938             570,923
    Retained earnings (deficit) ...............................................           (361,956)           (366,796)
    Treasury stock, at cost; 4,033,020 shares in 2003 and 2002 ................            (33,841)            (33,841)
    Accumulated other comprehensive income (loss) .............................              1,401              (1,489)
                                                                                       -----------         -----------
       Total stockholders' equity .............................................            177,033             169,288
                                                                                       -----------         -----------
       Total liabilities and stockholders' equity .............................        $ 1,075,105         $ 1,015,118
                                                                                       ===========         ===========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                    THREE MONTHS
                                                                   ENDED MARCH 31
In thousands, except share data                                 2003         2002
                                                            ------------ ------------

Net sales ............................................        $790,807        $808,917
Cost of goods sold ...................................         645,375         663,273
                                                              --------        --------
    Gross profit .....................................         145,432         145,644

Selling, general and administrative expenses .........         121,740         122,069
Depreciation and amortization ........................           5,133           5,162
                                                              --------        --------
    Income from operations ...........................          18,559          18,413

Interest expense, net ................................          10,388          10,944
Loss on debt extinguishment ..........................            --             1,073
Other expense ........................................           1,410           1,427
                                                              --------        --------
    Income before income taxes .......................           6,761           4,969

Provision for income taxes ...........................           1,921           1,132
                                                              --------        --------
    Net income .......................................        $  4,840        $  3,837
                                                              ========        ========

Earnings per share:

Basic: ...............................................        $   0.11        $   0.08
                                                              ========        ========

Diluted: .............................................        $   0.10        $   0.08
                                                              ========        ========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                      THREE MONTHS ENDED MARCH 31
In thousands                                                                             2003              2002
                                                                                      ---------         ---------

OPERATING ACTIVITIES:
Net income ...................................................................        $   4,840         $   3,837
Adjustments to reconcile net income to net cash used by operating activities:
     Loss on debt extinguishment .............................................             --               1,073
     Depreciation and amortization ...........................................            5,133             5,162
     Accretion of original issue and amortization of purchase discounts ......              743               743
     Amortization of debt issuance costs and interest rate caps ..............              259               219
     Deferred income taxes ...................................................              175              (703)
     Gain on the sale of property, buildings and equipment ...................             (487)             (303)
     Changes in assets and liabilities, excluding the effects of acquisitions:
       Change in receivables facility ........................................          (41,000)          (39,200)
       Trade and other receivables ...........................................           (9,607)           25,694
       Inventories ...........................................................            4,177             7,242
       Prepaid expenses and other current assets .............................              225              (243)
       Other assets ..........................................................             (792)              (81)
       Accounts payable ......................................................           17,892          (104,182)
       Accrued payroll and benefit costs .....................................           (6,757)           (6,641)
       Other current and noncurrent liabilities ..............................            8,651             9,161
                                                                                      ---------         ---------
          Net cash used by operating activities ..............................          (16,548)          (98,222)

INVESTING ACTIVITIES:
Capital expenditures .........................................................           (1,763)           (1,497)
Acquisition payments .........................................................           (1,104)             --
Proceeds from the sale of property, buildings and equipment ..................            1,174               755
                                                                                      ---------         ---------
          Net cash used by investing activities ..............................           (1,693)             (742)

FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt .....................................           71,580           283,456
Repayments of long-term debt .................................................          (43,589)         (228,048)
Debt issuance costs ..........................................................             (944)           (2,976)
Proceeds from the exercise of stock options ..................................                9               136
                                                                                      ---------         ---------
          Net cash provided by financing activities ..........................           27,056            52,568

     Net change in cash and cash equivalents .................................            8,815           (46,396)
     Cash and cash equivalents at the beginning of period ....................           22,570            75,057
                                                                                      ---------         ---------
     Cash and cash equivalents at the end of period ..........................        $  31,385         $  28,661
                                                                                      =========         =========
Supplemental disclosures:
Non-cash financing activities:
     Increase in fair value of interest rate swap ............................        $  (2,211)        $  (1,600)

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


2.   ACCOUNTING POLICIES

Basis of Presentation

     The unaudited condensed consolidated financial statements include the accounts of WESCO and all of its subsidiaries and have been prepared in accordance with Rule 10-01 of the Securities and Exchange Commission. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in WESCO's 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

     The unaudited condensed consolidated balance sheet as of March 31, 2003, the unaudited condensed consolidated statements of operations for the three months ended March 31, 2003 and March 31, 2002 and the unaudited condensed consolidated statements of cash flows for the three months ended March 31 2003 and March 31, 2002, in the opinion of management, have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of the results of the interim periods. All adjustments reflected in the condensed consolidated financial statements are of a normal recurring nature unless indicated. Results for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Stock Options

    WESCO accounts for stock-based compensation arrangements under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related interpretations. WESCO currently records compensation expense for its stock options utilizing the intrinsic value method in accordance with APB 25. No stock-based employee compensation cost has been reflected in net income, as all options granted in the three months ended March 31, 2003 and 2002 had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if WESCO had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to measure stock-based compensation for past awards:


                                                                        THREE MONTHS ENDED MARCH 31
                                                                        ---------------------------
                                                                            2003           2002
                                                                        ---------------------------
                                                                               (IN THOUSANDS)
                                                                        ---------------------------
Net income, as reported .........................................       $   4,840         $   3,837
Stock-based employee compensation expense determined
 under SFAS No. 123 for all awards, net of related tax ..........             371               575
                                                                        ---------         ---------
Pro forma net income ............................................       $   4,469         $   3,262
Earnings per share:
   Basic as reported ............................................       $    0.11         $    0.08
   Basic pro forma ..............................................       $    0.10         $    0.07
   Diluted as reported ..........................................       $    0.10         $    0.08
   Diluted pro forma ............................................       $    0.10         $    0.07

    For purposes of presenting pro forma results, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and the following assumptions:

                                                                        THREE MONTHS ENDED MARCH 31
                                                                        ---------------------------
                                                                           2003(1)          2002
                                                                        ---------------------------
Risk-free interest rate                                                    --                3.4%
Expected life (years)                                                      --                 6.0
Stock price volatility                                                     --               75.0%
Employee turnover                                                          --                5.0%

(1) There were no option grants during the first quarter of 2003.

Recent Accounting Pronouncements

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

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. This interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others," which is being superseded. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified beginning January 1, 2003. The adoption of this statement did not have a material impact on WESCO's financial statements.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation requires unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risk and rewards of ownership among their owners and other parties involved. The provisions of this interpretation are effective immediately to all variable interest entities created after January 1, 2003 and variable interest entities in which an enterprise obtains an interest in after that date. For variable interest entities created before this date, the provisions are effective July 31, 2003. WESCO is currently evaluating the potential impact of this interpretation on its consolidated financial statements. However, WESCO does not believe it will affect the accounting treatment for its Receivables Facility.

3.   EARNINGS PER SHARE

     The following table sets forth the details of basic and diluted earnings per share:

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31
Dollars in thousands, except per share amounts                  2003               2002
                                                            -----------        -----------
Reported net income                                         $     4,840        $     3,837
                                                            ===========        ===========
Weighted average common shares outstanding used in
   computing basic earnings per share                        45,107,957         44,897,981
Common shares issuable upon exercise of
   dilutive stock options                                     1,306,206          1,759,198
                                                            -----------        -----------
Weighted average common shares outstanding and
   common share equivalents used in computing
   diluted earnings per share                                46,414,163         46,657,179
                                                            ===========        ===========

Earnings per share:
   Basic                                                    $      0.11        $      0.08
   Diluted                                                  $      0.10        $      0.08
                                                            -----------        -----------

4.   ACCOUNTS RECEIVABLE SECURITIZATION

     WESCO maintains an accounts receivable securitization program ("Receivables Facility") that requires annual renewal of its terms. Under the Receivables Facility, WESCO sells, on a continuous basis, to WESCO Receivables Corporation, a wholly-owned, special purpose company ("SPC"), an undivided interest in all domestic accounts receivable. The SPC sells without recourse to a third-party conduit all the eligible receivables while maintaining a subordinated interest, in the form of overcollateralization, in a portion of the receivables. WESCO has agreed to continue servicing the sold receivables for the financial institution at market rates; accordingly, no servicing asset or liability has been recorded.

     As of March 31, 2003 and December 31, 2002, securitized accounts receivable totaled approximately $361 million and $346 million, respectively, of which the subordinated retained interest was approximately $109 million and $53 million, respectively. Accordingly, approximately $252 million and $293 million of accounts receivable balances were removed from the consolidated balance sheets at March 31, 2003 and December 31, 2002, respectively. WESCO reduced its accounts receivable securitization program by $41 million in 2003. Costs associated with the Receivables Facility totaled $1.4 million for both the three months ended March 31, 2003 and March 31, 2002. These amounts are recorded as other expenses in the consolidated statements of operations and are primarily related to the discount and loss on the sale of accounts receivables, partially offset by related servicing revenue.

     The key economic assumptions used to measure the retained interest at the date of the securitization for securitizations completed in 2003 were a discount rate of 2% and an estimated life of 1.5 months. At March 31, 2003, an immediate adverse change in the discount rate or estimated life of 10% and 20% would result in a reduction in the fair value of the retained interest of $0.1 million and $0.2 million, respectively. These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this example, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another.

5.   COMPREHENSIVE INCOME

     The following table sets forth comprehensive income and its components:

                                                   THREE MONTHS ENDED
                                                       MARCH 31
In thousands                                     2003          2002
                                               -------        -------
Net income                                     $ 4,840        $ 3,837
Foreign currency translation adjustment          2,890            (49)
                                               -------        -------
Comprehensive income                           $ 7,730        $ 3,788
                                               -------        -------

6.   ACQUISITIONS

     Certain of our acquisition agreements contain earn-out provisions based principally on future earnings targets. The most significant of these agreements relates to the acquisition of Bruckner Supply Company, which provides for an earn-out potential of $80 million during either one of the next two years if certain earnings targets are achieved. The maximum amount payable in any single year under this agreement is $30 million. Certain other acquisitions also contain contingent consideration provisions, only one of which could require a significant payment. Management estimates this payment could range from $0 to $20 million and would be made in 2008.

     The following table sets forth supplemental cash flow information with respect to acquisitions:

                                                   THREE MONTHS ENDED
                                                       MARCH 31
In thousands                                     2003          2002
                                               -------        -------
Details of acquisitions:
   Deferred acquisition payments               $1,104          $--
                                               ------          ---
Cash paid for acquisitions                     $1,104          $--
                                               ------          ---


7.   LONG-TERM DEBT

     In March 2003, WESCO successfully completed a series of mortgage financings which totaled $51 million. Total borrowings under the mortgage financing are subject to a 22-year amortization schedule with a balloon payment due at the end of the 10-year term. Proceeds from the borrowings were used to reduce outstanding borrowing under the 2002 Revolving Credit Facility. Interest rates on borrowings under this facility are fixed at 6.5%.


8.   INCOME TAXES

    The following table sets forth the reconciliation between the federal statutory income tax rate and the effective rate:

                                                                       THREE MONTHS ENDED
                                                                             MARCH 31
                                                                     ----------------------
                                                                        2003         2002
                                                                     ---------    ---------
Federal statutory rate ......................................          35.0%         35.0%
State taxes, net of federal tax benefit .....................           0.8           1.4
Nondeductible expenses ......................................           2.0           1.8
Foreign taxes ...............................................          (0.4)         (0.4)
Remeasurement of deferred taxes(1) ..........................            --         (13.9)
Acquired company net operating loss carryforward(2) .........          (8.6)          --
Other .......................................................          (0.4)         (1.1)
                                                                       ----          ----
                                                                       28.4%         22.8%
                                                                       ====          ====

(1)Reflects a decrease in the rate applied to deferred tax items. Management believes this revised estimate reflects the rate that will be in effect when these items reverse.
(2)Represents the result of the recognition of a $0.6 million benefit associated with net operating loss carryforwards previously reserved.

9.  OTHER FINANCIAL INFORMATION (UNAUDITED)

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

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                                         MARCH 31, 2003
                                       ---------------------------------------------------------------------------------------
                                                                           (IN THOUSANDS)

                                           WESCO                                            Consolidating
                                       International,       WESCO          Non-Guarantor   and Eliminating
                                           Inc.        Distribution, Inc.   Subsidiaries        Entries         Consolidated
                                       --------------  ------------------  -------------   ---------------    ----------------
Cash and cash equivalents .........       $        4       $   22,264       $    9,117       $     --          $   31,385
Trade accounts receivable .........             --             47,131          195,921             --             243,052
Inventories .......................             --            293,114           43,394             --             336,508
Other current assets ..............             --             10,882           16,064           (1,001)           25,945
                                          ----------       ----------       ----------       ----------        ----------
   Total current assets ...........                4          373,391          264,496           (1,001)          636,890
Intercompany receivables, net .....             --            172,385           42,848         (215,233)             --
Property, buildings and equipment,
   net ............................             --             37,911           68,970             --             106,881
Goodwill ..........................             --            276,927           37,812             --             314,739
Investments in affiliates and other
   noncurrent assets ..............          390,861          345,174            2,877         (722,317)           16,595
                                          ----------       ----------       ----------       ----------        ----------
   Total assets ...................       $  390,865       $1,205,788       $  417,003       $ (938,551)       $1,075,105
                                          ==========       ==========       ==========       ==========        ==========

Accounts payable ..................       $     --         $  353,836       $   13,154       $     --          $  366,990
Other current liabilities .........             --             40,290           14,636           (1,001)           53,925
                                          ----------       ----------       ----------       ----------        ----------
   Total current liabilities ......             --            394,126           27,790           (1,001)          420,915
Intercompany payables, net ........          215,233             --               --           (215,233)             --
Long-term debt ....................             --            392,050           50,302             --             442,352
Other noncurrent liabilities ......             --             28,751            6,054             --              34,805
Stockholders' equity ..............          175,632          390,861          332,857         (722,317)          177,033
                                          ----------       ----------       ----------       ----------        ----------
   Total liabilities and
   stockholders' equity............       $  390,865       $1,205,788       $  417,003       $ (938,551)       $1,075,105
                                          ==========       ==========       ==========       ==========        ==========

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS


                                                                         DECEMBER 31, 2002
                                       ---------------------------------------------------------------------------------------
                                                                           (IN THOUSANDS)

                                           WESCO                                            Consolidating
                                       International,       WESCO          Non-Guarantor   and Eliminating
                                           Inc.       Distribution, Inc.   Subsidiaries        Entries         Consolidated
                                       -------------- ------------------- ---------------- ----------------- -----------------
Cash and cash equivalents .........       $        4       $   12,449       $   10,117       $     --          $   22,570
Trade accounts receivable .........             --             45,381          136,868             --             182,249
Inventories .......................             --            298,495           40,286             --             338,781
Other current assets ..............             --             15,453           19,778           (1,774)           33,457
                                          ----------       ----------       ----------       ----------        ----------
   Total current assets ...........                4          371,778          207,049           (1,774)          577,057
Intercompany receivables, net .....             --            186,269           30,845         (217,114)             --
Property, buildings and equipment,
   net ............................             --             41,822           68,352             --             110,174
Goodwill ..........................             --            247,671           66,407             --             314,078
Investments in affiliates and other
   noncurrent assets ..............          387,887          347,678            1,081         (722,837)           13,809
                                          ----------       ----------       ----------       ----------        ----------
   Total assets ...................       $  387,891       $1,195,218       $  373,734       $ (941,725)       $1,015,118
                                          ==========       ==========       ==========       ==========        ==========

Accounts payable ..................       $     --         $  340,748       $    5,765       $     --          $  346,513
Other current liabilities .........             --             39,022           14,714           (1,774)           51,962
                                          ----------       ----------       ----------       ----------        ----------
   Total current liabilities ......             --            379,770           20,479           (1,774)          398,475
Intercompany payables, net ........          217,114             --               --           (217,114)             --
Long-term debt ....................             --            398,856           13,340             --             412,196
Other noncurrent liabilities ......             --             28,705            6,454             --              35,159
Stockholders' equity ..............          170,777          387,887          333,461         (722,837)          169,288
                                          ----------       ----------       ----------       ----------        ----------
   Total liabilities and ..........       $  387,891       $1,195,218       $  373,734       $ (941,725)       $1,015,118
   stockholders' equity
                                          ==========       ==========       ==========       ==========        ==========

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                                                                  THREE MONTHS ENDED MARCH 31, 2003
                                       ---------------------------------------------------------------------------------------
                                                                            (IN THOUSANDS)

                                           WESCO                                            Consolidating
                                       International,       WESCO          Non-Guarantor   and Eliminating
                                           Inc.       Distribution, Inc.   Subsidiaries        Entries         Consolidated
                                       -------------- ------------------- ---------------- ----------------- -----------------
Net sales .........................       $    --          $ 681,072        $ 109,735        $    --             $ 790,807
Cost of goods sold ................            --            555,910           89,465             --               645,375
Selling, general and administrative
   expenses .......................            --            104,820           16,920             --               121,740
Depreciation and amortization .....            --              4,339              794             --                 5,133
Results of affiliates' operations .           2,974            6,542             --             (9,516)               --
Interest expense (income), net ....          (2,870)          14,628           (1,370)            --                10,388
Other (income) expense ............            --              8,015           (6,605)            --                 1,410
Provision for income taxes ........           1,004           (3,072)           3,989             --                 1,921
                                          ---------        ---------        ---------        ---------           ---------

   Net income (loss) ..............       $   4,840        $   2,974        $   6,542        $  (9,516)          $   4,840
                                          =========        =========        =========        =========           =========


                                                                  THREE MONTHS ENDED MARCH 31, 2002
                                       ---------------------------------------------------------------------------------------
                                                                            (IN THOUSANDS)

                                           WESCO                                            Consolidating
                                       International,       WESCO          Non-Guarantor   and Eliminating
                                           Inc.       Distribution, Inc.   Subsidiaries        Entries         Consolidated
                                       -------------- ------------------- ---------------- ----------------- -----------------
Net sales .........................       $    --          $ 704,320        $ 104,597        $    --             $ 808,917
Cost of goods sold ................            --            577,775           85,498             --               663,273
Selling, general and administrative
   expenses .......................            --            105,837           16,232             --               122,069
Depreciation and amortization .....            --              4,339              823             --                 5,162
Results of affiliates' operations .           1,735           12,338             --            (14,073)               --
Interest expense (income), net ....          (3,214)          14,302             (144)            --                10,944
Other (income) expense ............            --             19,058          (16,558)            --                 2,500
Provision for income taxes ........           1,112           (6,388)           6,408             --                 1,132
                                          ---------        ---------        ---------        ---------           ---------

   Net income (loss) ..............       $   3,837        $   1,735        $  12,338        $ (14,073)          $   3,837
                                          =========        =========        =========        =========           =========

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                               THREE MONTHS ENDED MARCH 31, 2003
                                                                         (IN THOUSANDS)

                                           WESCO                                            Consolidating
                                       International,       WESCO          Non-Guarantor   and Eliminating
                                           Inc.       Distribution, Inc.   Subsidiaries        Entries         Consolidated
                                       -------------- ------------------- ---------------- ----------------- -----------------
Net cash provided (used) by
   operating activities............       $  1,872        $ 19,517            $(37,937)          $--             $(16,548)
Investing activities:
   Capital expenditures ...........           --            (1,645)               (118)           --               (1,763)
   Acquisitions ...................           --            (1,104)               --              --               (1,104)
   Proceeds from sale of property .           --             1,174                --              --                1,174
                                          --------        --------            --------           ----            --------
   Net cash used in investing
   activities .....................           --            (1,575)               (118)           --               (1,693)
Financing activities:
   Net borrowings (repayments) ....         (1,881)         (8,127)             37,999            --               27,991
   Equity transactions ............              9            --                  --              --                    9
   Other ..........................           --              --                  (944)           --                 (944)
                                          --------        --------            --------           ----            --------
   Net cash (used in) provided by
   financing activities............         (1,872)         (8,127)             37,055            --               27,056
                                          --------        --------            --------           ----            --------
Net change in cash and cash
   equivalents.....................           --             9,815              (1,000)           --                8,815
Cash and cash equivalents at
   beginning of year ..............              4          12,449              10,117            --               22,570
                                          --------        --------            --------           ----            --------
Cash and cash equivalents at end of
   period..........................       $      4        $ 22,264            $  9,117           $--             $ 31,385
                                          ========        ========            ========           ====            ========



                                                               THREE MONTHS ENDED MARCH 31, 2002
                                                                         (IN THOUSANDS)
                                              WESCO                                            Consolidating
                                          International,       WESCO          Non-Guarantor   and Eliminating
                                              Inc.       Distribution, Inc.   Subsidiaries        Entries         Consolidated
                                          -------------- ------------------- ---------------- ----------------- -----------------
Net cash provided (used) by
   operating activities..............       $  2,195        $(84,522)             $ 30,309        $(46,204)         $(98,222)
Investing activities:
   Capital expenditures .............           --            (1,450)                  (47)           --              (1,497)
   Proceeds from sale of property ...           --               755                  --              --                 755
                                            --------        --------              --------        --------          --------
   Net cash used in investing
   activities .......................           --              (695)                  (47)           --                (742)
Financing activities:
   Net borrowings (repayments) ......         (2,331)         70,316               (12,577)           --              55,408
   Equity transaction................            136            --                    --              --                 136
   Other ............................           --            (2,976)                 --              --              (2,976)
                                            --------        --------              --------        --------          --------
   Net cash (used in) provided by
   financing activities .............         (2,195)         67,340               (12,577)           --              52,568
                                            --------        --------              --------        --------          --------
Net change in cash and cash
   equivalents ......................           --           (17,877)               17,685         (46,204)          (46,396)
Cash and cash equivalents at
   beginning of year ................              2          17,877                57,178            --              75,057
                                            --------        --------              --------        --------          --------
Cash and cash equivalents at end of
   period ...........................       $      2        $   --                $ 74,863        $(46,204)         $ 28,661
                                            ========        ========              ========        ========          ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the information in the unaudited condensed consolidated financial statements and notes thereto included herein and WESCO International Inc.'s Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in its 2002 Annual Report on Form 10-K.

GENERAL

     WESCO is a full-line distributor of electrical supplies and equipment and is a provider of integrated supply procurement services. WESCO currently operates over 350 branch locations and five distribution centers in the United States, Canada, Mexico, Puerto Rico, Guam, the United Kingdom, Nigeria and Singapore. WESCO serves over 100,000 customers worldwide, offering over 1,000,000 products from over 24,000 suppliers. WESCO's diverse customer base includes a wide variety of industrial companies; contractors for industrial, commercial and residential projects; utility companies, and commercial, institutional and governmental customers. Approximately 89% of WESCO's net sales are generated from operations in the U.S., 9% from Canada and the remainder from other countries.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     During the first quarter of 2003, there were no significant changes to WESCO's Critical Accounting Policies and Estimates referenced in the 2002 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

First Quarter of 2003 versus First Quarter of 2002

     The following table sets forth the percentage relationship to net sales of certain items in WESCO's condensed consolidated statements of operations for the periods presented:

                                                      THREE MONTHS ENDED MARCH 31
                                                      ---------------------------
                                                         2003             2002
                                                      ----------      -----------
Net sales                                               100.0%          100.0%
Gross profit                                             18.4            18.0
Selling, general and administrative expenses             15.4            15.1
Depreciation and amortization                             0.7             0.6
                                                        -----           -----
    Income from operations                                2.3             2.3
Interest expense                                          1.3             1.4
Loss on debt extinguishment                                --             0.1
Other expense                                             0.2             0.2
                                                        -----           -----
    Income before income taxes                            0.8             0.6
Provision for income taxes                                0.2             0.1
                                                        -----           -----
    Net income                                            0.6%            0.5%
                                                        =====           =====


      Net sales in the first quarter of 2003 total $790.8 million versus $808.9 million in the comparable 2002 quarter, a 2.2% decline. The decline in sales was primarily attributable to weaker demand resulting from depressed economic activity in the industrial production and commercial construction markets.

     Gross profit for the first quarter of 2003 of $145.4 million was flat as compared to 2002's first quarter, although the gross margin percentage improved to 18.4% versus 18.0% last year. The improvement in the gross margin percentage was primarily due to improvements in billing margins, which increased 30 basis points over last year's comparable quarter.

     Selling, general and administrative ("SG&A") expenses in the first quarter of 2003 totaled $121.7 million versus $122.1 million in last year's comparable quarter. The current quarter's total includes $2.1 million of expense associated with discretionary retirement plan contribution accruals. However, SG&A expenses improved compared to last year's quarter due to lower salary and benefit costs related to the Company's staffing reduction efforts. As a result of this program, staffing levels declined 4% between the first quarter of 2002 and the first quarter of 2003. Shipping and handling expense included in SG&A was $2.9 million in the first quarter of 2003 compared with $3.3 million in last year's first quarter. As a percentage of net sales, SG&A expenses increased to 15.4% compared with

15.1% in the prior year quarter reflecting the negative leverage of lower sales volume.

     Depreciation and amortization was $5.1 million in both of the first quarter of 2003 and 2002.

     Interest expense totaled $10.4 million for the first quarter of 2003 versus $10.9 million in last year's comparable quarter, a decrease of 4.6%. The decline was due to a lower amount of indebtedness outstanding during the current quarter as compared to the first quarter of 2002. Other expense totaled $1.4 million in both of the first quarters of 2003 and 2002, reflecting costs associated with the accounts receivable securitization program.

     Loss on extinguishment of debt during the first quarter of 2002 totaling $1.1 million represents a charge associated with the write-off of unamortized deferred financing fees related to the termination of a revolving credit facility in March 2002.

     Income tax expense totaled $1.9 million in the first quarter of 2003 and the effective tax rate was 28.4%. Income tax expense totaled $1.1 million in the first quarter of 2002 and the effective tax rate was 22.8%. The effective tax rate in the first quarter of 2003 differs from the statutory rate primarily as a result of the recognition of a $0.6 million benefit associated with net operating loss carryforwards previously reserved. The effective tax rate in the first quarter of 2002 differs from the statutory rate primarily as a result of deferred taxes being remeasured during the quarter reflecting the cumulative impact of a change in the expected tax rate that will be applicable when the deferred tax items reverse. The change in estimate was primarily due to state tax reduction initiatives. In addition, foreign tax credits contributed to the reduction in the effective rate during both 2003 and 2002.

     For the first quarter of 2003, net income totaled $4.8 million, or $0.10 per diluted share, compared with $3.8 million and $0.08 per diluted share, in the first quarter of 2002. The improvements in net income and earnings per share were primarily attributable to improved financing costs in the current quarter.

LIQUIDITY AND CAPITAL RESOURCES

     Total assets were $1.1 billion and $1.0 billion at March 31, 2003 and December 31, 2002, respectively. The increase in total assets was principally attributable to a $60.8 million increase in trade accounts receivable, with $41 million of the increase being attributable to reduced utilization of the Company's accounts receivable securitization program. During the first quarter of 2003, total liabilities increased $52.2 million to $898.1 million. The increase was the result of a $20.5 million increase in trade accounts payable, coupled with a $30.2 million increase in long-term debt. The increase in long-term debt was a result of the closing of a $51.0 million real estate financing during the first quarter. Borrowings under this financing total $13.3 million as of December 31, 2002. During the 2003 first quarter, stockholders' equity increased $7.7 million to $177.0 million as of March 31, 2003 as a result of $4.8 million in net income during the quarter, coupled with a $2.9 million favorable adjustment related to foreign currency translation.

    WESCO's liquidity needs arise from seasonal working capital requirements, capital expenditures, acquisitions and debt service obligations. In addition, certain of our acquisition agreements contain earn-out provisions based principally on future earnings targets. The most significant of these agreements relates to the acquisition of Bruckner Supply Company, which provides for an earn-out potential of $80 million during either one of the next two years if certain earnings targets are achieved. The maximum amount payable in any single year under this agreement is $30 million. Certain other acquisitions also contain contingent consideration provisions, only one of which could require a significant payment. Management estimates this payment could range from $0 to $20 million and would be made in 2008. To meet its funding requirements, WESCO uses a mix of internally generated cash flow, its revolving credit facility, its Receivables Facility and equity transactions.

WESCO finances its operating and investing needs, as follows:

Accounts Receivable Securitization Program

    WESCO maintains a Receivables Facility with a group of financial institutions with a purchase commitment up to $350 million. Under the Receivables Facility, which is subject to an annual renewal in June 2003, WESCO sells, on a continuous basis, to WESCO Receivables Corporation, a wholly-owned SPC, an undivided interest in all domestic accounts receivable. The SPC sells without recourse to a third-party conduit, all the eligible receivables while maintaining a subordinated interest, in the form of overcollateralization, in a portion of the receivables. WESCO has agreed to continue servicing the sold receivables for the financial institution at market rates; accordingly, no servicing asset or liability has been recorded. The effective cost of this financing facility is currently approximately 2.0% per annum. As of March 31, 2003, $252 million in funding was outstanding under the Receivables Facility and excess availability was $36 million.


Mortgage Financing Facility

     During the first quarter of 2003, WESCO finalized a $51 million mortgage financing facility. Borrowings under the mortgage financing are subject to a 22-year amortization schedule with a balloon payment due at the end of the 10-year term. In 2003, scheduled principal payments total approximately $0.8 million. Interest cost for the mortgage facility is fixed at 6.5% per annum. Proceeds from the borrowings were used to reduce outstanding borrowings under the 2002 Revolving Credit Facility.

2002 Revolving Credit Facility

     In March 2002, WESCO Distribution, Inc. entered into a $290 million revolving credit agreement that is collateralized by substantially all inventory owned by WESCO and also by the accounts receivable of WESCO Canada. Availability under the agreement, which matures in 2007, is limited to the amount of eligible inventory and Canadian receivables applied against certain advance rates. Proceeds from this agreement were used to retire WESCO Distribution Inc.'s existing revolving credit facility. Interest on this facility is at LIBOR plus a margin that will range between 2.0% to 2.75% depending upon the amount of excess availability under the facility. As long as the average daily excess availability for both the preceding and projected succeeding 90 day period is greater than $50 million, then WESCO would be permitted to make acquisitions and repurchase outstanding public stock and bonds. The above permitted transactions would also be allowed if such excess availability is between $25 million and $50 million and WESCO's fixed charge coverage ratio, as defined by the agreement, is at least 1.25 to 1.0 after taking into consideration the permitted transaction. Additionally, if excess availability under the agreement is less than $50 million, then WESCO must maintain a fixed charge coverage ratio of 1.1 to 1.0. At March 31, 2003, the interest rate was 3.75%. This facility also had various restrictive covenants including financial ratios. WESCO was in compliance with all such covenants as of March 31, 2003. As of March 31, 2003, WESCO had no borrowings outstanding under this facility and, after deducting $19 million in outstanding letters of credit, $150 million in availability.

Senior Notes

     As of March 31, 2003 WESCO has $400 million in aggregate principal amount of senior subordinated notes due 2008. The notes were issued with an average issue price of 98%. The net proceeds received by the Company from the notes were approximately $376 million. Interest on these notes accrues at a rate of 9.125% per annum and is payable semi-annually on December 1 and June 1.

Interest Rate Swap Agreements

    During September and October of 2001, WESCO entered into four separate fixed-to-floating interest rate swap agreements, each with a notional amount of $25 million. These agreements have six-year terms expiring concurrently with the 9.125% senior subordinated notes with the intent of converting $100 million of the senior subordinated notes from a fixed-to-floating rate facility. Pursuant to these agreements, WESCO will receive fixed interest payments at the rate of 9.125% and will pay interest at three-month LIBOR plus a premium. The LIBOR rates in the agreements are reset quarterly. During the first quarter of 2003, the agreements had the effect of reducing the interest cost on $100 million of the senior notes from 9.125% to 5.52%. The agreements can be terminated by the counterparty in accordance with a redemption schedule that is consistent with the redemption schedule for the senior subordinated notes. In May 2003, WESCO was notified that the counterparty plans to terminate the agreement in June 2003.

    WESCO entered into interest rate swap agreements as a means to hedge its interest rate exposure and maintain certain amounts of variable rate and fixed rate debt. Since the swaps have been designated as hedging instruments, their fair values are reflected in the Company's Unaudited Condensed Consolidated Balance Sheets. Net amounts to be received or paid under the swap agreements are reflected as adjustments to interest expense.

    Management believes that cash generated from operations, together with amounts available under its credit facilities, will be sufficient to meet WESCO's working capital, capital expenditures and other cash requirements for the foreseeable future. There can be no assurance, however, that this will be or will continue to be the case.

Cash Flow

    Operating Activities. Cash used by operating activities for the first quarter of 2003 totaled $16.5 million as compared to cash used by operating activities of $98.2 million in the prior year. Included in this use of cash was a $41.0 million use associated with changes in WESCO's Receivables Facility compared to $39.2 million in the prior year. Cash provided by other operating activities totaled $24.5 million during the first quarter of 2003 compared to cash used by other operating activities of $59.0 million in the previous year. In 2003, cash generated by increases in accounts payable and other current and non-current liabilities totaling $26.5 million was partially offset by cash used to fund increases in accounts receivable totaling $9.6 million. In 2002, cash was utilized to reduce accounts payable were offset by cash generated by reductions in accounts receivable and inventory.

    Investing Activities. Net cash used in investing activities was $1.7 million during the first quarter of 2003, principally due to capital expenditures. Acquisition payments totaling $1.1 million were offset by proceeds received from the sale of property and buildings totaling $1.2 million. In 2002, cash used by investing activities totaled $1.5 million and were offset somewhat by sale of property and building of $0.8 million.

    Financing Activities. Net cash provided by financing activities during the first quarter of 2003 totaled $27.1 million. The cash flow provided was a result of completing the real estate financing during the quarter, which provided $38 million in funding. Partially offsetting this source of cash was a $10 million reduction in borrowings under the 2002 Revolving Credit Facility. In 2002, cash provided by financing activities totaled $52.5 million reflecting net borrowings of $55.4 million.

Contractual Cash Obligations and Other Commercial Commitments

     As disclosed above, WESCO finalized a $51 million mortgage financing facility during the first quarter. As a result of finalizing this agreement, the total debt owed on the mortgage facility increased $38 million to $51 million as compared to $13 million referenced in WESCO's 2002 Form 10-K. In 2003, scheduled principal payments total approximately $0.8 million.

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

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. This interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others," which is being superseded. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified beginning January 1, 2003. The adoption of this statement did not have a material impact on WESCO's financial statements.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation requires unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risk and rewards of ownership among their owners and other parties involved. The provisions of this interpretation are effective immediately to all variable interest entities created after January 1, 2003 and variable interest entities in which an enterprise obtains an interest in after that date. For variable interest entities created before this date, the provisions are effective July 31, 2003. WESCO is currently evaluating the potential impact of this interpretation on its consolidated financial statements. However, WESCO does not believe it will affect the accounting treatment for its Receivables Facility.

FORWARD-LOOKING STATEMENTS

     From time to time in this report and in other written reports and oral statements, references are made to expectations regarding the future performance of WESCO. When used in this context, the words "anticipates," "plans," "believes," "estimates," "intends," "expects," "projects" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. Such statements including, but not limited to, WESCO's statements regarding its business strategy, growth strategy, productivity and profitability enhancement, new product and service introductions and liquidity and capital resources are based on management's beliefs, as well as on assumptions made by, and information currently available to, management, and involve various risks and uncertainties, certain of which are beyond WESCO's control. WESCO's actual results could differ materially from those expressed in any forward-looking statement made by or on behalf of WESCO. In light of these risks and uncertainties there can be no assurance that the forward-looking information will in fact prove to be accurate. Factors that might cause actual results to differ from such forward-looking statements include, but are not limited to, an increase in competition, the amount of outstanding indebtedness, the availability of appropriate acquisition opportunities, availability of key products, functionality of information systems, international operating environments and other risks that are described in WESCO's Annual Report on Form 10-K for the year ended December 31, 2002 which are incorporated by reference herein. WESCO has undertaken no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     Except as discussed below, there have not been any material changes to WESCO's exposures to market risk during the quarter ended March 31, 2003 that would require an update to the disclosures provided in WESCO's Form 10-K for the year-ended December 31, 2002.

     At March 31, 2003 the net fair value of interest-rate-related derivatives designated as fair value hedges of debt was $7.3 million.

    In May 2003, WESCO was notified that the counterparty plans to terminate the interest rate swap agreement in June 2003.

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

PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)      EXHIBITS

     None were filed in the quarter ended March 31, 2003.

     (b)      REPORTS ON FORM 8-K

     On March 17, 2003, WESCO filed a Current Report on Form 8-K pursuant to
Item 5 announcing WESCO had issued a press release regarding successful completion of a series of mortgage financings.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on May 14, 2003 on its behalf by the undersigned thereunto duly authorized.

                          WESCO International, Inc. and Subsidiaries

                          By:       /s/ Stephen A. Van Oss
                                    -------------------------------------------
                                    Stephen A. Van Oss
                                    Vice President, Chief Financial Officer

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




Date:  May 14, 2003            By:    /s/ Roy W. Haley
                                      -----------------------------------------
                                      Roy W. Haley
                                      Chairman and Chief Executive Officer

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




Date:  May 14, 2003            By:     /s/ Stephen A. Van Oss
                                       ----------------------------------------
                                       Stephen A. Van Oss
                                       Vice President, Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of WESCO International, Inc. (the "Company") on Form 10-Q for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.





Date:  May 14, 2003                 By:   /s/ Roy W. Haley
                                          -------------------------------------
                                          Roy W. Haley
                                          Chairman and Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of WESCO International, Inc. (the "Company") on Form 10-Q for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.




Date:  May 14, 2003           By:  /s/ Stephen A. Van Oss
                                   --------------------------------------------
                                   Stephen A. Van Oss
                                   Vice President, Chief Financial Officer