Form 10-Q
period 2003-06-30
WESCO INTERNATIONAL INC
filed 2003-08-14
CIK 929008

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

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD

                                 from        to
                                      ------    ------

                  For the quarterly period ended JUNE 30, 2003

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

        As of July 31, 2003, WESCO International, Inc. had 40,476,131 shares and 4,653,131 shares of common stock and Class B common stock outstanding, respectively.

===============================================================================

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q



                                TABLE OF CONTENTS

                                                                                      Page
-------------------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

    ITEM 1.  Financial Statements
                Condensed Consolidated Balance Sheets as of June 30, 2003
                  (unaudited) and December 31, 2002.................................    2
                Condensed Consolidated Statements of Operations for the three
                  months and six months ended June 30, 2003 and 2002 (unaudited) ...    3
                Condensed Consolidated Statements of Cash Flows for the six months ended
                  June 30, 2003 and 2002 (unaudited) ...............................    4
                Notes to Condensed Consolidated Financial Statements (unaudited) ...    5

    ITEM 2.  Management's Discussion and Analysis of Financial Condition and
                Results of Operations...............................................   16

    ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.............   21

    ITEM 4.  Controls and Procedures................................................   22


PART II - OTHER INFORMATION

    ITEM 1.  Legal Proceedings......................................................   23

    ITEM 4.  Submission of Matters to a Vote of Security Holders....................   23

    ITEM 6.  Exhibits and Reports on Form 8-K.......................................   23

             Signatures.............................................................   24

-------------------------------------------------------------------------------------------

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                               JUNE 30   DECEMBER 31
      Dollars in thousands, except share data                                     2003        2002
      ----------------------------------------------------------------------------------------------
                                                                                   (UNAUDITED)
                                     ASSETS
      CURRENT ASSETS:
         Cash and cash equivalents.........................................  $    33,205  $   22,570
         Trade accounts receivable, net of allowance for
            doubtful accounts of $10,172 and $10,261 in 2003
            and 2002, respectively (NOTE 4) ..................                   272,418     182,249
         Other accounts receivable.........................................       12,905      19,921
         Inventories, net..................................................      337,906     338,781
         Income taxes receivable ..........................................        1,317       6,103
         Prepaid expenses and other current assets.........................       12,354       7,433
                                                                             -----------------------
            Total current assets...........................................      670,105     577,057

      Property, buildings and equipment, net ....                                104,302     110,174
      Goodwill..........................................................         314,262     314,078
      Other assets.........................................................        9,347      13,809
                                                                             -----------------------
             Total assets................................................... $ 1,098,016  $1,015,118
                                                                             =======================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
      CURRENT LIABILITIES:
         Accounts payable..................................................  $   374,601  $  346,513
         Accrued payroll and benefit costs.................................       18,334      19,736
         Current portion of long-term debt.................................        6,084       5,778
         Current deferred income taxes.....................................        3,482       3,408
         Other current liabilities.........................................       28,642      23,040
                                                                             -----------------------
            Total current liabilities......................................      431,143     398,475

      Long-term debt (NOTE 7) .............................................      444,246     412,196
      Other noncurrent liabilities.........................................        5,567       5,684
      Deferred income taxes ...............................................       28,320      29,475
                                                                             -----------------------
            Total liabilities..............................................      909,276     845,830

      Commitments and contingencies

      STOCKHOLDERS' EQUITY:
        Preferred stock, $.01 par value; 20,000,000 shares authorized, no
          shares issued or outstanding....................................            --          --
        Common stock, $.01 par value; 210,000,000 shares authorized,
           44,506,903 and 44,483,513 shares issued in 2003 and 2002,
           respectively................................................              445         445
        Class B nonvoting convertible common stock, $.01 par value;
           20,000,000 shares authorized, 4,653,131 issued in 2003 and
           2002.......................................................                46          46
        Additional capital..........................................             570,993     570,923
        Retained earnings (deficit) ................................            (354,607)   (366,796)
        Treasury stock, at cost; 4,036,552 and 4,033,020 shares in 2003
          and 2002, respectively..........................................       (33,858)    (33,841)
        Accumulated other comprehensive income (loss) ..............               5,721      (1,489)
                                                                             -----------------------
           Total stockholders' equity...............................             188,740     169,288
                                                                             -----------------------
           Total liabilities and stockholders' equity...............         $ 1,098,016  $1,015,118
                                                                             =======================

    The accompanying notes are an integral part of the condensed consolidated financial statements.

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)



                                                         THREE MONTHS ENDED        SIX MONTHS ENDED
                                                              JUNE 30                  JUNE 30
In thousands, except share data                           2003          2002      2003         2002
------------------------------------------------------------------------------------------------------

Net sales..........................................    $820,238     $848,449  $1,611,046   $1,657,366
Cost of goods sold ................................     669,338      698,996   1,314,714    1,362,269
                                                      ------------------------------------------------
  Gross profit.....................................     150,900      149,453     296,332      295,097

Selling, general and administrative expenses.....       126,820      123,424     248,561      245,492
Depreciation and amortization......................       5,121        4,407      10,254        9,569
                                                      ------------------------------------------------
  Income from operations...........................      18,959       21,622      37,517       40,036

Interest expense, net..............................      10,513       11,130      20,901       22,074
Loss on debt extinguishments                                 --           --          --        1,073
Other expense......................................       1,279        1,687       2,689        3,114
                                                      ------------------------------------------------
  Income before income taxes.......................       7,167        8,805      13,927       13,775

(Benefit) provision for income taxes...............        (183)       3,232       1,738        4,364
                                                      ------------------------------------------------
   Net income......................................   $   7,350    $   5,573  $   12,189   $    9,411
                                                      ================================================

Earnings per share:

   Basic: .........................................       $0.16        $0.12       $0.27        $0.21
                                                      ================================================

   Diluted:........................................       $0.16        $0.12       $0.26        $0.20
                                                      ================================================

    The accompanying notes are an integral part of the condensed consolidated financial statements.

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                           SIX MONTHS ENDED JUNE 30
 In thousands                                                               2003          2002
-----------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES:
Net income.........................................................     $ 12,189    $    9,411
Adjustments to reconcile net income to net cash used by operating activities:
    Loss on debt extinguishment....................................           --         1,073
    Depreciation and amortization..................................       10,254         9,569
    Accretion of original issue and amortization of purchase
      discounts....................................................        1,475         1,485
    Amortization of debt issuance costs............................          547           492
    Deferred income taxes .........................................       (1,081)         (548)
    Gain on the sale of property, buildings and equipment..........         (491)         (250)
    Gain on bond repurchase........................................         (307)           --
    Changes in assets and liabilities, excluding the effects of acquisitions:
      Change in receivables facility...............................      (68,000)      (55,000)
      Trade and other receivables..................................       (8,189)       43,227
      Inventories..................................................        5,441        15,525
      Prepaid expenses and other current assets....................          191           393
      Accounts payable.............................................       24,188       (92,050)
      Accrued payroll and benefit costs............................       (1,810)       (3,719)
      Other current and noncurrent liabilities.....................        7,269         1,282
                                                                        -----------------------------
        Net cash used by operating activities......................      (18,324)      (69,110)

INVESTING ACTIVITIES:
Capital expenditures...............................................       (3,439)       (3,376)
Acquisition payments...............................................       (2,528)      (10,741)
Proceeds from the sale of property, buildings and equipment........        1,177           755
                                                                        -----------------------------
        Net cash used by investing activities......................       (4,790)      (13,362)

FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt...........................       87,180       380,096
Repayments of long-term debt.......................................      (57,146)     (346,195)
Proceeds from settlement of interest rate swap.....................        4,563            --
Debt issuance costs................................................       (1,431)       (3,067)
Proceeds from the exercise of stock options........................           29           572
                                                                        -----------------------------
        Net cash provided by financing activities..................       33,195        31,406

Effect of exchange rate changes on cash and cash equivalents.......          554           480

    Net change in cash and cash equivalents........................       10,635       (50,586)
    Cash and cash equivalents at the beginning of period...........       22,570        75,057
                                                                        -----------------------------
    Cash and cash equivalents at the end of period.................     $ 33,205        24,471
                                                                        =============================
Supplemental disclosures:
Non-cash financing activities:
    Decrease (increase) in fair value of interest rate swap             $      -      $ (3,362)


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

        The unaudited condensed consolidated balance sheet as of June 30, 2003, the unaudited condensed consolidated statements of operations for the three months and six months ended June 30, 2003 and June 30, 2002 and the unaudited condensed consolidated statements of cash flows for the six months ended June 30 2003 and June 30, 2002, in the opinion of management, have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of the results of the interim periods. All adjustments reflected in the condensed consolidated financial statements are of a normal recurring nature unless indicated. Results for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Goodwill

        Annually, goodwill is tested for impairment as of October 1 or sooner if events or circumstances occur indicating that goodwill might be impaired. No impairment losses were identified as a result of past reviews.

Stock Options

        WESCO accounts for stock-based compensation arrangements under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related interpretations. WESCO currently records compensation expense for its stock options utilizing the intrinsic value method in accordance with APB 25. No stock-based employee compensation cost has been reflected in net income, as all options granted in the six months ended June 30, 2003 and 2002 had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if WESCO had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to measure stock-based compensation for past awards:


                                                   IN THOUSANDS EXCEPT PER SHARE DATA
                                                  THREE MONTHS              SIX MONTHS
                                             -------------------------------------------------

                                                 ENDED JUNE 30            ENDED JUNE 30
                                             -------------------------------------------------
                                                   2003        2002       2003           2002
                                             -------------------------------------------------
Net income, as reported ..................        7,350      $5,573      $12,189      $9,411
Stock-based employee compensation expense
determined under SFAS No. 123 for all
awards, net of related tax.................         371         575          741       1,150
                                             ------------------------------------------------
Pro forma net income.......................      $6,979      $4,998      $11,448      $8,261
Earnings per share:
   Basic as reported.......................       $0.16       $0.12        $0.27       $0.21
   Basic pro forma.........................       $0.15       $0.11        $0.25       $0.18
   Diluted as reported.....................       $0.16       $0.12        $0.26       $0.20
   Diluted pro forma.......................       $0.15       $0.11        $0.25       $0.18


   For purposes of presenting pro forma results, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and the following assumptions:


                                                              SIX MONTHS ENDED JUNE 30
                                                             ----------------------------
                                                                 2003(1)            2002
                                                             ----------------------------
Risk-free interest rate                                               --            3.4%
Expected life (years)                                                 --             6.0
Stock price volatility                                                --           75.0%
Employee turnover                                                     --            5.0%


 (1) There were no option grants during the first six months of 2003.

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

        Effective June 30, 2003, WESCO adopted SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivatives and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard had no impact on WESCO's financial statements.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity." This standard requires that certain financial instruments embodying an obligation to transfer assets or to issue equity securities be classified as liabilities. It is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective July 1, 2003. This standard had no impact on WESCO's financial statements.

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

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation requires unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risk and rewards of ownership among their owners and other parties involved. The provisions of this interpretation are effective immediately to all variable interest entities created after January 1, 2003 and variable interest entities in which an enterprise obtains an interest in after that date. For variable interest entities created before this date, the provisions are effective July 31, 2003. WESCO does not believe the adoption of this interpretation will have a material impact on its consolidated financial statements.

3.      EARNINGS PER SHARE

        The following table sets forth the details of basic and diluted earnings per share:


                                                                                 THREE MONTHS ENDED
                                                                                       JUNE 30
            Dollars in thousands, except per share amounts                        2003        2002
            ------------------------------------------------------------------------------------------
            Reported net income                                                     $7,350      $5,573
                                                                               =======================
            Weighted average common shares
               outstanding used in computing basic
               earnings per share                                               45,114,271  45,033,911
            Common shares issuable upon exercise
               of dilutive stock options                                         1,429,219   2,042,889
                                                                               -----------------------
            Weighted average common shares
               outstanding and common share
               equivalents used in computing
               diluted earnings per share                                       46,543,490  47,076,800
                                                                               =======================

            Earnings per share:
               Basic                                                                 $0.16       $0.12
               Diluted                                                               $0.16       $0.12
            ------------------------------------------------------------------------------------------

                                                                                     SIX MONTHS ENDED
                                                                                         JUNE 30
            Dollars in thousands, except per share amounts                          2003        2002
            ------------------------------------------------------------------------------------------
            Reported net income                                                    $12,189      $9,411
                                                                               =======================
            Weighted average common shares
               outstanding used in computing basic
               earnings per share                                               45,111,131  44,966,322
            Common shares issuable upon exercise
               of dilutive stock options                                         1,371,041   2,001,988
                                                                               -----------------------
            Weighted average common shares
               outstanding and common share
               equivalents used in computing
               diluted earnings per share                                       46,482,172  46,968,310
                                                                               =======================

            Earnings per share:
               Basic                                                                 $0.27       $0.21
               Diluted                                                               $0.26       $0.20
            ------------------------------------------------------------------------------------------

4.      ACCOUNTS RECEIVABLE SECURITIZATION

        WESCO maintains an accounts receivable securitization program ("Receivables Facility") that requires annual renewal. Under the Receivables Facility, WESCO sells, on a continuous basis, to WESCO Receivables Corporation, a wholly-owned, special purpose company ("SPC"), an undivided interest in all domestic accounts receivable. The SPC sells without recourse to a third-party conduit all the eligible receivables while maintaining a subordinated interest, in the form of overcollateralization, in a portion of the receivables. WESCO has agreed to continue servicing the sold receivables for the financial institution at market rates; accordingly, no servicing asset or liability has been recorded.

        As of June 30, 2003 and December 31, 2002, securitized accounts receivable totaled approximately $361 million and $346 million, respectively, of which the subordinated retained interest was approximately $136 million and $53 million, respectively. Accordingly, approximately $225 million and $293 million of accounts receivable balances were removed from the consolidated balance sheets at June 30, 2003 and December 31, 2002, respectively. WESCO reduced its accounts receivable securitization program by $68 million in 2003. Costs associated with the Receivables Facility totaled $1.3 million and $1.7 million for the three months ended June 30, 2003 and June 30, 2002. Costs associated with the Receivables Facility totaled $2.7 million and $3.1 million for the six months ended June 30, 2003 and June 30, 2002. These amounts are recorded as other expenses in the consolidated statements of operations and are primarily related to the discount and loss on the sale of accounts receivables, partially offset by related servicing revenue.

        The key economic assumptions used to measure the retained interest at the date of the securitization for securitizations completed in 2003 were a discount rate of 2% and an estimated life of 1.5 months. At June 30, 2003, an immediate adverse change in the discount rate or estimated life of 10% and 20% would result in a reduction in the fair value of the retained interest of $0.1 million and $0.2 million, respectively. These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this example, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another.

        On June 28, 2003, this facility was extended until August 31, 2003 with a total purchase commitment of up to $242 million. The Company expects to enter into a similar facility with a purchase commitment of up to $350 million before the expiration date of the current facility. This new structure is expected to include the addition of a three-year commitment of up to $150 million that will minimize the amount that is subject to an annual renewal.

5.      COMPREHENSIVE INCOME

        The following table sets forth comprehensive income and its components:

                                                            THREE MONTHS ENDED
                                                                 JUNE 30

            In thousands                                      2003       2002
            -------------------------------------------------------------------
            Net income                                       $7,350      $5,573
            Foreign currency translation adjustment           4,320       2,240
                                                          ---------------------
            Comprehensive income                            $11,670      $7,813
            -------------------------------------------------------------------

            -------------------------------------------------------------------
                                                              SIX MONTHS ENDED
                                                                  JUNE 30
            In thousands                                      2003        2002
            -------------------------------------------------------------------
            Net income                                      $12,189      $9,411
            Foreign currency translation adjustment           7,210       2,191
                                                          ---------------------
            Comprehensive income                            $19,399     $11,602
            -------------------------------------------------------------------

6.      ACQUISITIONS

        Certain of our acquisition agreements contain earn-out provisions based principally on future earnings targets. The most significant of these agreements relates to the acquisition of Bruckner Supply Company, which provides for an earn-out potential of $80 million during either one of the next two years if certain earnings targets are achieved. The amount of earn-out proceeds earned that is payable in any single year is capped under this agreement at $30 million per year. Certain other acquisitions also contain contingent consideration provisions, only one of which could require a significant payment. Management estimates this payment could range from $0 to $20 million and would be made in 2008.

        The following table sets forth supplemental cash flow information with respect to acquisitions:

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
            In thousands                                        2003       2002
            --------------------------------------------------------------------
            Details of acquisitions:
               Deferred acquisition payments                  $2,528     $10,741
                                                          ----------------------
            Cash paid for acquisitions                        $2,528     $10,741
            --------------------------------------------------------------------


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

        During the six months ended June 30, 2003, the Company's interest rate swap agreements were settled and as a result the Company received $4.6 million. The gain resulting from the settlement of these agreements has been deferred and is being amortized as a reduction of interest expense over the remaining life of the senior subordinated notes.


8.      INCOME TAXES

        The following table sets forth the reconciliation between the federal statutory income tax rate and the effective rate:



                                                             THREE MONTHS ENDED
                                                                   JUNE 30,
                                                           ----------------------
                                                              2003       2002
                                                           ----------------------
Federal statutory rate....................................    35.0%      35.0%
State taxes, net of federal tax benefit...................     0.2        1.4
Nondeductible expenses....................................     2.3        1.7
Foreign taxes, credits and exclusions.....................    (3.5)     (1.4)
Favorable impact resulting from prior year tax
contingencies(1)..........................................   (34.1)       --
Other.....................................................   (2.5)        --
                                                           ----------------------
                                                             (2.6)%      36.7%
                                                           ======================

                                                              SIX MONTHS ENDED
                                                                   JUNE 30,
                                                           ----------------------
                                                              2003       2002
                                                           ----------------------
Federal statutory rate....................................    35.0%      35.0%
State taxes, net of federal tax benefit...................     0.2        1.4
Nondeductible expenses....................................     2.3        1.6
Foreign taxes, credits and exclusions.....................    (3.5)      (1.6)
Remeasurement of deferred taxes(2)........................     --        (4.7)
Favorable impact resulting from prior year tax
contingencies (1).........................................   (17.5)       --
Acquired company net operating loss utilization(3)........   (4.0)        --
                                                           ----------------------
                                                              12.5%      31.7%
                                                           ======================

------------------------------

 (1) Represents a $1.4 million benefit from a change in a tax accounting method and $1.0 from the reversal of a prior tax contingency reserve.
 (2) Reflects a decrease in the rate applied to deferred tax items. Management believes this revised estimate reflects the rate that will be in effect when these items reverse.
 (3) Represents the recognition of a $0.6 million benefit associated with the utilization of a net operating loss.


9.      SELLING GENERAL AND ADMINISTRATIVE EXPENSE

        Selling general and administrative ("SG&A") expenses for the three and six months ended June 30, 2003 include $5.7 million and $8.1 million, respectively, associated with discretionary retirement plan contributions and out of the ordinary fees and expenses associated with certain legal matters.

        In August 2003, the Company reached a tentative settlement agreement related to an employment and wages claim. The Company currently expects this claim to be resolved around the end of its fiscal year 2003. The expected amount necessary to provide for the resolution of this matter has been accrued in the condensed consolidated financial statements of June 30, 2003.

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

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                           JUNE 30, 2003
                               ------------------------------------------------------------------------
                                                           (IN THOUSANDS)
                                                                            Consolidating
                                  WESCO          WESCO                           and
                               International, Distribution,  Non-Guarantor   Eliminating
                                   Inc.          Inc.        Subsidiaries      Entries     Consolidated
                               ------------------------------------------------------------------------
Cash and cash equivalents..... $       1     $    20,780      $  12,424       $     --     $     33,205
Trade accounts receivable.....        --          47,171        225,247             --          272,418
Inventories...................        --         290,327         47,579             --          337,906
Other current assets..........        --          18,611          9,872         (1,907)          26,576
                               ------------------------------------------------------------------------
   Total current assets.......         1         376,889        295,122         (1,907)         670,105
Intercompany receivables, net.        --         183,889         29,374       (213,263)              --
Property, buildings and
  equipment, net.............         --          34,964         69,338             --          104,302
Goodwill......................        --         276,312         37,950             --          314,262
Investments in affiliates and
  other noncurrent assets.....   396,281         349,181          2,804       (738,919)           9,347
                               ------------------------------------------------------------------------
   Total assets...............  $396,282      $1,221,235     $  434,588      $(954,089)    $  1,098,016
                               ========================================================================

Accounts payable.............. $      --     $   358,169     $   16,432      $      --     $    374,601
Other current liabilities.....        --          46,499         11,950         (1,907)          56,542
                               ------------------------------------------------------------------------
   Total current liabilities..        --         404,668         28,382         (1,907)         431,143
Intercompany payables, net....   213,263              --             --       (213,263)              --
Long-term debt................        --         393,158         51,088             --          444,246
Other noncurrent liabilities..        --          27,128          6,759             --           33,887
Stockholders' equity..........   183,019         396,281        348,359       (738,919)         188,740
                               ------------------------------------------------------------------------
   Total liabilities and
     stockholders' equity...... $396,282      $1,221,235     $  434,588      $(954,089)    $  1,098,016
                               ========================================================================


                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                           DECEMBER 31, 2002
                               ------------------------------------------------------------------------
                                                             (IN THOUSANDS)
                                                                            Consolidating
                                  WESCO          WESCO                           and
                               International, Distribution,  Non-Guarantor   Eliminating
                                   Inc.           Inc.       Subsidiaries      Entries     Consolidated
                               ------------------------------------------------------------------------
Cash and cash equivalents..... $       4     $     12,449    $  10,117     $       --     $    22,570
Trade accounts receivable.....        --           45,381      136,868             --         182,249
Inventories...................        --          298,495       40,286             --         338,781
Other current assets..........        --           15,453       19,778         (1,774)         33,457
                               ------------------------------------------------------------------------
   Total current assets.......         4          371,778      207,049         (1,774)        577,057
Intercompany receivables, net.        --          186,269       30,845       (217,114)             --
Property, buildings and
  equipment, net..............        --           41,822       68,352             --         110,174
Goodwill......................        --          247,671       66,407             --         314,078
Investments in affiliates and
  other noncurrent assets.....   387,887          347,678        1,081       (722,837)         13,809
                               ------------------------------------------------------------------------
   Total assets...............  $387,891      $ 1,195,218    $ 373,734      $(941,725)    $ 1,015,118
                               ========================================================================

Accounts payable..............  $     --      $   340,748    $   5,765      $      --     $   346,513
Other current liabilities.....        --           39,022       14,714         (1,774)         51,962
                               ------------------------------------------------------------------------
   Total current liabilities..        --          379,770       20,479         (1,774)        398,475
Intercompany payables, net....   217,114               --           --       (217,114)             --
Long-term debt................        --          398,856       13,340             --         412,196
Other noncurrent liabilities..        --           28,705        6,454             --          35,159
Stockholders' equity..........   170,777          387,887      333,461       (722,837)        169,288
                               ------------------------------------------------------------------------
   Total liabilities and
     stockholders' equity.....  $387,891      $ 1,195,218    $ 373,734      $(941,725)    $ 1,015,118
                               ========================================================================

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                                                      THREE MONTHS ENDED JUNE 30, 2003
                               ------------------------------------------------------------------------
                                                              (IN THOUSANDS)
                                                                            Consolidating
                                  WESCO          WESCO                           and
                               International, Distribution,  Non-Guarantor   Eliminating
                                   Inc.           Inc.       Subsidiaries      Entries     Consolidated
                               ------------------------------------------------------------------------
Net sales.....................  $       --      $  700,941     $119,297      $       --     $  820,238
Cost of goods sold............          --         572,067       97,271              --        669,338
Selling, general and
  administrative expenses.....          --         110,141       16,679              --        126,820
Depreciation and amortization.          --           4,354          767              --          5,121
Results of affiliates'
  operations..................       5,421           6,441           --         (11,862)            --
Interest expense (income), net      (2,968)         14,449         (968)             --         10,513
Other (income) expense........          --           4,876       (3,597)             --          1,279
(Benefit) provision for
  income taxes................       1,039          (3,926)       2,704              --           (183)
                               ------------------------------------------------------------------------
   Net income (loss)..........  $    7,350     $     5,421     $  6,441      $  (11,862)     $   7,350
                               ========================================================================

                                                 THREE MONTHS ENDED JUNE 30, 2002
                               -------------------------------------------------------------------------
                                                          (IN THOUSANDS)
                                                                          Consolidating
                                  WESCO           WESCO                         and
                               International, Distribution,  Non-Guarantor  Eliminating
                                   Inc.            Inc.       Subsidiaries     Entries     Consolidated
                               -------------------------------------------------------------------------
Net sales..................... $      --       $   739,453     $ 108,996      $     --      $ 848,449
Cost of goods sold............        --           609,855        89,141            --        698,996
Selling, general and
  administrative expenses.....        --           107,290        16,134            --        123,424
Depreciation and amortization.        --             3,629           778            --          4,407
Results of affiliates'
  operations..................     3,377            13,574            --       (16,951)            --
Interest expense (income), net    (3,250)           14,794          (414)           --         11,130
Other (income) expense........        --            19,407       (17,720)           --          1,687
Provision for income taxes....     1,054            (5,325)        7,503            --          3,232
                               ------------------------------------------------------------------------
   Net income (loss).......... $   5,573       $     3,377     $  13,574      $(16,951)     $   5,573
                               ========================================================================

                                                       SIX MONTHS ENDED JUNE 30, 2003
                               ------------------------------------------------------------------------
                                                          (IN THOUSANDS)
                                                                           Consolidating
                                  WESCO          WESCO                          and
                               International, Distribution,  Non-Guarantor  Eliminating
                                   Inc.           Inc.       Subsidiaries     Entries     Consolidated
                               ------------------------------------------------------------------------
Net sales..................... $       --     $ 1,382,014     $ 229,032     $      --     $ 1,611,046
Cost of goods sold............         --       1,127,978       186,736            --       1,314,714
Selling, general and
  administrative expenses.....         --         214,962        33,599            --         248,561
Depreciation and amortization.         --           8,693         1,561            --          10,254
Results of affiliates'
  operations..................      8,394          12,983            --       (21,377)             --
Interest expense (income), net     (5,838)         29,077        (2,338)           --          20,901
Other (income) expense........         --          12,891       (10,202)           --           2,689
Provision for income taxes....      2,043          (6,998)        6,693            --           1,738
                               ------------------------------------------------------------------------
   Net income (loss).......... $   12,189     $     8,394     $  12,983     $ (21,377)    $    12,189
                               ========================================================================

                                                       SIX MONTHS ENDED JUNE 30, 2002
                               ------------------------------------------------------------------------
                                                                (IN THOUSANDS)

                                                                            Consolidating
                                   WESCO          WESCO                          and
                               International, Distribution,  Non-Guarantor   Eliminating
                                    Inc.           Inc.       Subsidiaries      Entries   Consolidated
                               ------------------------------------------------------------------------
Net sales.....................    $     --      $1,443,773    $ 213,593      $      --      $ 1,657,366
Cost of goods sold............          --       1,187,630      174,639             --        1,362,269
Selling, general and
  administrative expenses.....          --         213,126       32,366             --          245,492
Depreciation and amortization.          --           7,968        1,601             --            9,569
Results of affiliates'
  operations..................       5,113          25,912           --        (31,025)              --
Interest expense (income), net      (6,464)         29,096         (558)            --           22,074
Other (income) expense........          --          38,465      (34,278)            --            4,187
Provision for income taxes....       2,166         (11,713)      13,911             --            4,364
                               ------------------------------------------------------------------------

   Net income (loss)..........    $  9,411      $    5,113    $  25,912      $ (31,025)     $     9,411
                               ========================================================================


                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                   SIX MONTHS ENDED JUNE 30, 2003
                                                           (IN THOUSANDS)
                                                                                   Consolidating
                                        WESCO           WESCO                           and
                                     International,  Distribution,   Non-Guarantor  Eliminating
                                         Inc.            Inc.        Subsidiaries     Entries        Consolidated
                                     -----------------------------------------------------------------------------
Net cash provided (used) by
  operating activities.............    $   3,819      $ 12,210        $(34,353)       $    --         $(18,324)
Investing activities:
   Capital expenditures............           --        (3,225)           (214)            --           (3,439)
   Acquisitions....................           --        (2,528)             --             --           (2,528)
   Proceeds from sale of
     property......................           --         1,177              --             --            1,177
                                     -----------------------------------------------------------------------------
   Net cash used in investing
     activities....................           --        (4,576)           (214)            --           (4,790)
Financing activities:
  Net borrowings (repayments)......       (3,851)          697          37,751             --           34,597
  Equity transactions..............           29            --              --             --               29
  Other............................           --            --          (1,431)            --           (1,431)
                                     -----------------------------------------------------------------------------
  Net cash (used in)
    provided by financing
    activities.....................       (3,822)          697          36,320             --           33,195
                                     -----------------------------------------------------------------------------

Effect of exchange rate changes on
  Cash and cash equivalents........           --            --             554             --              554
                                     -----------------------------------------------------------------------------

Net change in cash and cash
  equivalents.......................          (3)        8,331           2,307             --           10,635
Cash and cash equivalents at
  beginning of year.................           4        12,449          10,117             --           22,570
                                     -----------------------------------------------------------------------------
Cash and cash equivalents at
  end of period..................... $         1      $ 20,780        $ 12,424        $    --         $ 33,205
                                     =============================================================================

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS



                                                 SIX MONTHS ENDED JUNE 30, 2002
                                                          (IN THOUSANDS)
                                                                              Consolidating
                                     WESCO          WESCO                         and
                                  International, Distribution,  Non-Guarantor  Eliminating
                                      Inc.           Inc.       Subsidiaries     Entries     Consolidated
                                  ------------------------------------------------------------------------
Net cash provided (used) by
  operating activities...........  $  4,606       $(16,064)       $(57,652)     $      --      $(69,110)
Investing activities:
   Capital expenditures..........        --         (3,144)           (232)            --        (3,376)
   Acquisitions and other........        --         (9,986)             --             --        (9,986)
                                  ------------------------------------------------------------------------
   Net cash used in investing
     activities..................        --        (13,130)           (232)            --       (13,362)
Financing activities:
   Net borrowings (repayments)...    (5,178)        37,217           1,862             --        33,901
   Equity transactions...........       572             --              --             --           572
  Other..........................        --         (3,067)             --             --        (3,067)
                                  ------------------------------------------------------------------------
   Net cash (used in)
     provided by financing
     activities..................    (4,606)        34,150           1,862             --        31,406
                                  ------------------------------------------------------------------------

Effect of exchange rate
  changes on cash and cash
  equivalents                            --             --             480             --           480
                                  ------------------------------------------------------------------------
Net change in cash and cash
  equivalents....................        --          4,956         (55,542)            --       (50,586)
Cash and cash equivalents at
  beginning of year..............         2         17,877          57,178             --        75,057
                                  ------------------------------------------------------------------------
Cash and cash equivalents at
  end of period..................  $      2       $ 22,833        $  1,636      $      --      $ 24,471
                                  ========================================================================


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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        During six-month period ended 2003, there were no significant changes to WESCO's Critical Accounting Policies and Estimates referenced in the 2002 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Second Quarter of 2003 versus Second Quarter of 2002

        The following table sets forth the percentage relationship to net sales of certain items in WESCO's condensed consolidated statements of operations for the periods presented:

                                                                THREE MONTHS ENDED JUNE 30
                                                                ---------------------------
                                                                    2003           2002
                                                                ---------------------------
            Net sales                                             100.0%        100.0%
            Gross profit                                           18.4          17.6
            Selling, general and administrative expenses           15.5          14.6
            Depreciation and amortization                           0.6           0.5
                                                                    ---           ---
               Income from operations                               2.3           2.5
            Interest expense                                        1.2           1.3
            Other expense                                           0.2           0.2
                                                                    ---           ---
               Income before income taxes                           0.9           1.0
            Provision for income taxes                              0.0           0.3
                                                                    ---           ---
               Net income                                           0.9%          0.7%
                                                                    ====          ====


        Net sales in the second quarter of 2003 total $820.2 million versus $848.4 million in the comparable 2002 quarter, a 3.3% decline. The decline in net sales was primarily attributable to weaker demand resulting from depressed economic activity in the industrial production and commercial construction markets.

        Gross profit for the second quarter of 2003 of $150.9 million was up slightly as compared to 2002's second quarter, as the gross margin percentage improved to 18.4% versus 17.6% last year. The improvement in the gross margin percentage was primarily due to improvements in billing margins, which increased 70 basis points over last year's comparable quarter.

        Selling, general and administrative ("SG&A") expenses in the second quarter of 2003 totaled $126.8 million versus $123.4 million in last year's comparable quarter. The current quarter's total includes $5.7 million of expenses associated with discretionary retirement plan contributions and out of the ordinary fees and expenses associated with certain legal matters. In August 2003, the Company reached a tentative settlement agreement related to an employment and wages claim. The Company accrued the expected amount necessary to provide for the resolution of this matter during the fiscal quarter ended June 30, 2003. Partially offsetting these amounts were decreases in other SG&A expenses, the most significant of which was transportation costs. Shipping and handling expense included in SG&A was $9.0 million in the second quarter of 2003, compared with $9.8 million in last year's second quarter. As a percentage of net sales, SG&A expenses increased to 15.5%, compared with 14.6% in the prior year quarter, reflecting the higher amount of SG&A expenses in the current quarter combined with the negative leverage of lower sales volume.

        Depreciation and amortization was $5.1 million in the second quarter of 2003 versus $4.4 million in last year's second quarter.

        Interest expense totaled $10.5 million for the second quarter of 2003 versus $11.1 million in last year's comparable quarter, a decrease of 5.4%. The decline was due to a lower amount of indebtedness outstanding during the current quarter as compared to the second quarter of 2002. Other expense totaled $1.3 million in 2003 second quarter, down from $1.7 million in the comparable 2002 second quarter, principally reflecting lower costs and outstanding balances associated with the accounts receivable securitization program.

        Income tax benefit totaled $0.2 million in the second quarter of 2003 and the effective tax rate was a 2.6% benefit. Income tax expense totaled $3.2 million in the second quarter of 2002 and the effective tax rate was 36.7%. The effective tax rate in the second quarter of 2003 differs from the statutory rate primarily as a result of the recognition of a $2.4 million benefit associated with the favorable resolution of certain prior year tax contingencies. Last year's effective tax rate differed from the statutory rate primarily due to state taxes and non-deductible expenses.

        For the second quarter of 2003, net income totaled $7.4 million, or $0.16 per diluted share, compared with $5.6 million, or $0.12 per diluted share, in the second quarter of 2002. The improvements in net income and earnings per share were primarily attributable to lower financing costs and the lower effective tax rate in the current quarter.

Six Months Ended June 30, 2003 versus Six Months Ended June 30, 2002

        The following table sets forth the percentage relationship to net sales of certain items in WESCO's condensed consolidated statements of operations for the periods presented:

                                                                SIX MONTHS
                                                               ENDED JUNE 30
                                                               2003      2002
            --------------------------------------------------------------------
            Net sales                                         100.0%      100.0%
            Gross profit                                       18.4        17.8
            Selling, general and administrative expenses       15.4        14.8
            Depreciation and amortization                       0.7         0.6
                                                          ----------------------
               Income from operations                           2.3         2.4
            Interest expense                                    1.3         1.3
            Loss on debt extinguishment                          -            -
            Other expense                                       0.1         0.2
                                                          ----------------------
               Income before income taxes                       0.9         0.9
            Provision for income taxes                          0.1         0.3
                                                          ----------------------
               Net income                                       0.8%        0.6%
            --------------------------------------------------------------------

        Net sales in the six months ended June 30, 2003 total $1,611.0 million versus $1,657.4 million in the comparable 2002 period, a 2.8% decline. The decline in net sales was primarily attributable to weaker demand resulting from depressed economic activity in the industrial production and commercial construction markets.

        Gross profit for the six months ended June 30, 2003 of $296.3 million was up slightly versus last year's comparable period, as the gross margin percentage improved to 18.4% versus 17.8% last year. The improvement in the gross margin percentage was primarily due to improvements in billing margins, which increased 50 basis points over last year's comparable period.

        SG&A expenses during the six months ended June 30, 2003 totaled $248.5 million versus $245.5 million in last year's comparable period. The current year's total includes $8.1 million of expenses associated with discretionary retirement plan contributions and out of the ordinary fees and expenses associated with certain legal matters. In August 2003, the Company reached a tentative settlement agreement related to an employment and wages claim. The Company accrued the expected amount necessary to provide for the resolution of this matter during the six months ended June 30, 2003. Partially offsetting these amounts were decreases in other SG&A expenses the most significant of which was transportation costs. Shipping and handling expense included in SG&A was $17.8 million during the 2003 six-month period versus $18.9 million in last year's comparable period. As a percentage of net sales, SG&A expenses increased to 15.4% compared with 14.8% in the last year's six-month period reflecting the higher amount of SG&A expenses in the period, combined with the negative leverage of lower sales volume.

        Depreciation and amortization was $10.3 million in the first six months of 2003 versus $9.6 million in last year's comparable period.

        Interest expense totaled $20.9 million for the six months ended June 30, 2003 versus $22.1 million in last year's comparable period, a decrease of 5.0%. The decline was due to a lower amount of indebtedness outstanding during the current period. Other expense totaled $2.7 million in 2003, down from $3.1 million in the comparable 2002 period, principally reflecting costs associated with the accounts receivable securitization program.

        For the six months ended June 30, 2003, income tax expense totaled $1.7 million and the effective tax rate was 12.5%. Income tax expense totaled $4.4 million in last year's comparable period and the effective tax rate was 31.7%. The effective tax rate in the current-year period differs from the statutory rate primarily as a result of the recognition of a $2.4 million benefit associated with the favorable resolution of certain prior year tax contingencies, combined with the recognition of a $0.6 million benefit associated with the utilization of a net operating loss. Last year's effective tax rate differed from the statutory rate primarily due to deferred taxes being remeasured during the period reflecting the cumulative impact of a change in the expected tax rate that will be applicable when the deferred tax items reverse. The change in estimate was primarily due to state tax reduction initiatives. In addition, foreign tax credits contributed to the reduction in the effective rate during both 2003 and 2002.

        For the six months ended June 30, 2003, net income totaled $12.2 million, or $0.26 per diluted share, versus $9.4 million, or $0.20 per diluted share, in last year's comparable period. The improvements in net income and earnings per share were primarily attributable to lower financing costs and the lower effective tax rate in the current quarter.

LIQUIDITY AND CAPITAL RESOURCES

        Total assets were $1.1 billion and $1.0 billion at June 30, 2003 and December 31, 2002, respectively. The increase in total assets was principally attributable to a $90.2 million increase in trade accounts receivable, with $68 million of the increase being attributable to reduced utilization of the Company's accounts receivable securitization program. During the first six months of 2003, total liabilities increased $63.4 million to $909.2 million. The increase was the result of a $28.1 million increase in trade accounts payable, coupled with a $32.0 million increase in long-term debt. The increase in long-term debt was a result of the closing of a $51.0 million real estate financing during the first six months of 2003. Borrowings under this financing total $13.3 million as of December 31, 2002. During the 2003 first quarter, stockholders' equity increased $19.5 million to $188.8 million as of June 30, 2003 as a result of $12.2 million in net income, coupled with a $7.2 million favorable adjustment related to foreign currency translation.

        WESCO's liquidity needs arise from seasonal working capital requirements, capital expenditures, acquisitions and debt service obligations. In addition, certain of our acquisition agreements contain earn-out provisions based principally on future earnings targets. The most significant of these agreements relates to the acquisition of Bruckner Supply Company, which provides for an earn-out potential of $80 million during either one of the next two years if certain earnings targets are achieved. The amount of earn-out proceeds earned that is payable in any single year is capped under this agreement at $30 million per year. Certain other acquisitions also contain contingent consideration provisions, only one of which could require a significant payment. Management estimates this payment could range from $0 to $20 million and would be made in 2008. To meet its funding requirements, WESCO uses a mix of internally generated cash flow, its revolving credit facility, its Receivables Facility and equity transactions.

WESCO finances its operating and investing needs, as follows:

Accounts Receivable Securitization Program

        WESCO maintains a Receivables Facility with a group of financial institutions. Under the Receivables Facility, WESCO sells, on a continuous basis, to WESCO Receivables Corporation, a wholly-owned SPC, an undivided interest in all domestic accounts receivable. The SPC sells without recourse to a third-party conduit, all the eligible receivables while maintaining a subordinated interest, in the form of overcollateralization, in a portion of the receivables. WESCO has agreed to continue servicing the sold receivables for the financial institution at market rates; accordingly, no servicing asset or liability has been recorded. The effective cost of this financing facility is currently approximately 2.0% per annum. As of June 30, 2003, $225 million in funding was outstanding under the Receivables Facility and excess availability was $17 million.

        On June 28, 2003, this facility was extended until August 31, 2003 with a total purchase commitment of up to $242 million. The Company expects to enter into a similar facility with a purchase commitment of up to $350 million before the expiration date of the current facility. This new structure is expected to include the addition of a three-year commitment of up to $150 million that will minimize the amount that is subject to an annual renewal.

Mortgage Financing Facility

        During the six months ended June 30, 2003, WESCO finalized a $51 million mortgage financing facility. Borrowings under the mortgage financing are subject to a 22-year amortization schedule with a balloon payment due at the end of the 10-year term. In 2003, scheduled principal payments total approximately $0.8 million. Interest cost for the mortgage facility is fixed at 6.5% per annum. Proceeds from the borrowings were used to reduce outstanding borrowings under the 2002 Revolving Credit Facility.

2002 Revolving Credit Facility

        In March 2002, WESCO Distribution, Inc. entered into a $290 million revolving credit agreement that is collateralized by substantially all inventory owned by WESCO and also by the accounts receivable of WESCO Canada. Availability under the agreement, which matures in 2007, is limited to the amount of eligible inventory and Canadian receivables applied against certain advance rates. Proceeds from this agreement were used to retire WESCO Distribution Inc.'s existing revolving credit facility. Interest on this facility is at LIBOR plus a margin that will range between 2.0% to 2.75% depending upon the amount of excess availability under the facility. As long as the average daily excess availability for both the preceding and projected succeeding 90 day period is greater than $50 million, then WESCO would be permitted to make acquisitions and repurchase outstanding public stock and bonds. The above permitted transactions would also be allowed if such excess availability is between $25 million and $50 million and WESCO's fixed charge coverage ratio, as defined by the agreement, is at least 1.25 to 1.0 after taking into consideration the permitted transaction. Additionally, if excess availability under the agreement is less than $50 million, then WESCO must maintain a fixed charge coverage ratio of 1.1 to 1.0. At June 30, 2003, the interest rate was 3.7%. This facility also has various restrictive covenants including financial ratios. WESCO was in compliance with all such covenants as of June 30, 2003. As of June 30, 2003, WESCO had $7 million in borrowings outstanding under this facility and, after deducting $12 million in outstanding letters of credit, $161 million in availability.

Senior Notes

        As of June 30, 2003 WESCO had $397 million in aggregate principal amount of senior subordinated notes due 2008. The notes were issued with an average issue price of 98%. The net proceeds received by the Company from the notes were approximately $376 million. Interest on these notes accrues at a rate of 9.125% per annum and is payable semi-annually on December 1 and June 1.

Interest Rate Swap Agreements

        During September and October of 2001, WESCO entered into four separate fixed-to-floating interest rate swap agreements, each with a notional amount of $25 million. These agreements had six-year terms expiring concurrently with the 9.125% senior subordinated notes with the intent of converting $100 million of the senior subordinated notes from a fixed-to-floating rate facility. Pursuant to these agreements, WESCO received fixed interest payments at the rate of 9.125% and was paid interest at three-month LIBOR plus a premium. The LIBOR rates in the agreements were reset quarterly. During the six months ended June 30, 2003, these agreements were settled and as a result the Company received $4.6 million. The gain resulting from the settlement of these agreements has been deferred and is being amortized as a reduction of interest expense over the remaining life of the senior subordinated notes.

   Management believes that cash generated from operations, together with amounts available under its credit facilities, will be sufficient to meet WESCO's working capital, capital expenditures and other cash requirements for the foreseeable future. There can be no assurance, however, that this will be or will continue to be the case.

Cash Flow

        Operating Activities. Cash used by operating activities during the six months ended June 30, 2003 totaled $18.3 million as compared to $69.1 million in the prior year. Included in the 2003 use of cash was a $68.0 million use associated with changes in WESCO's Receivables Facility compared to $55.0 million in the prior year. Cash provided by other operating activities totaled $49.7 million during the first six months of 2003 compared to cash used by other operating activities of $14.1 million in the previous year. In 2003, cash generated by net income of $12.2 million plus non-cash items of $10.4 million and $37.1 million from changes in inventory, prepaid expenses and other current assets, accounts payable and other current and non-current liabilities totaling were partially offset by cash used to fund increases in accounts receivable and other items totaling $10.0 million. In 2002, cash utilized to reduce accounts payable of $92.1 million was partially offset by cash generated by reductions in accounts receivable and inventory of $58.8 million.

        Investing Activities. Net cash used for investing activities was $4.8 million during the first six months of 2003, principally due to capital expenditures of $3.4 million. Acquisition payments totaling $2.5 million were partially offset by proceeds received from the sale of property and buildings totaling $1.2 million. In 2002, cash used by investing activities totaled $13.4 million and included capital expenditures of $3.4 million and acquisition payments of $10.7 million, partially offset by proceeds from the sale of property of $0.8 million.

        Financing Activities. Net cash provided by financing activities during the first six months of 2003 totaled $33.2 million. The cash flow provided was a result primarily of completing the real estate financing during the period, which provided $38 million in funding. In addition, the Company received $4.6 million in proceeds from the settlement of its interest rate swap agreements. Partially offsetting these sources of cash was $8.0 million reduction in net debt repayments. In 2002, cash provided by financing activities totaled $31.4 million reflecting net borrowings of $33.9 million.

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

        Effective June 30, 2003, WESCO adopted SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivatives and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard had no impact on WESCO's financial statements.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity." This standard requires that certain financial instruments embodying an obligation to transfer assets or to issue equity securities be classified as liabilities. It is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective July 1, 2003. This standard had no impact on WESCO's financial statements.

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

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation requires unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risk and rewards of ownership among their owners and other parties involved. The provisions of this interpretation are effective immediately to all variable interest entities created after January 1, 2003 and variable interest entities in which an enterprise obtains an interest in after that date. For variable interest entities created before this date, the provisions are effective July 31, 2003. WESCO does not believe the adoption of this interpretation will have a material impact on its consolidated financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

        Except as discussed below, there have not been any material changes to WESCO's exposures to market risk during the six months ended June 30, 2003 that would require an update to the disclosures provided in WESCO's Form 10-K for the year-ended December 31, 2002.

        As previously disclosed, the Company's interest rate swap agreements were settled during the six months ended June 30, 2003. The Company received $4.6 million related to the contracts.

ITEM 4. CONTROLS AND PROCEDURES

(a)     Evaluation of Disclosure Controls and Procedures

        WESCO's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), have evaluated the Company's disclosure controls and procedures as of the end of the period covered by this report and they have concluded that these controls and procedures are effective.

(b)     Changes in Internal Control Over Financial Reporting

        There have been no significant changes in internal control over financial reporting that occurred during the quarter ended June 30, 2003, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

        In August 2003, the Company reached a tentative settlement agreement related to an employment and wages claim. The Company currently expects this claim to be resolved around the end of its fiscal year 2003. The expected amount necessary to provide for the resolution of this matter has been accrued in the condensed consolidated financial statements as of June 30, 2003.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At the annual meeting of WESCO shareholders held on May 21, 2003, Mr. Michael J. Cheshire, Mr. James A. Stern and Mr. William J. Vareschi were reelected as directors of WESCO to serve for three-year terms. Votes cast for Mr. Cheshire were 35,398,596 and votes withheld were 91,378; votes cast for Mr. Stern were 35,411,960 and votes withheld were 78,374; votes cast for Mr. Vareschi were 34,963,291 and votes withheld were 527,043.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)     EXHIBITS

        31.1 Certification of Chief Executive Officer pursuant to Rules 13a-14(a) promulgated under the Exchange Act.
        31.2 Certification of Chief Financial Officer pursuant to Rules 13a-14(a) promulgated under the Exchange Act.
        32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
        32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        (b)     REPORTS ON FORM 8-K

        On April 23, 2003, WESCO issued a press release announcing its earnings for the first quarter of 2003.

        On May 21, 2003, WESCO held its Annual Meeting of Shareholders in Pittsburgh, Pennsylvania (the "Meeting"). At the Meeting, shareholders re-elected Mr. Michael J. Cheshire, Mr. James A. Stern and Mr. William J. Vareschi to the Company's Board of Directors for terms to expire in 2006. In addition, shareholders approved certain amendments to the Company's 1999 Long-Term Incentive Plan.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on August 14, 2003 on its behalf by the undersigned thereunto duly authorized.


                                WESCO International, Inc. and Subsidiaries


                                By:     /s/ Stephen A. Van Oss
                                       ---------------------------------------
                                        Stephen A. Van Oss
                                        Vice President, Chief Financial Officer