Form 10-Q
period 2003-09-30
WESCO INTERNATIONAL INC
filed 2003-11-12
CIK 929008

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

                For the quarterly period ended SEPTEMBER 30, 2003

                        Commission file number 001-14989

                            WESCO INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)


        DELAWARE                                         25-1723342
(State or other jurisdiction                   (IRS Employer Identification No.)
   of incorporation or
      organization)

     225 WEST STATION SQUARE DRIVE
             SUITE 700                                 (412) 454-2200
     PITTSBURGH, PENNSYLVANIA 15219             (Registrant's telephone number,
(Address of principal executive offices)              including area code)


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

As of October 31, 2003, WESCO International, Inc. had 40,483,301 shares and 4,653,131 shares of common stock and Class B common stock outstanding, respectively.

================================================================================

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q



                                TABLE OF CONTENTS


                                                                                                          Page
                                                                                                          ----
PART I - FINANCIAL INFORMATION

       ITEM 1.  Financial Statements
                   Condensed Consolidated Balance Sheets as of September 30, 2003 (unaudited) and
                      December 31, 2002................................................................     2
                   Condensed Consolidated Statements of Operations for the three months and nine
                      months ended September 30, 2003 and 2002 (unaudited) ............................     3
                   Condensed Consolidated Statements of Cash Flows for the nine months ended
                      September 30, 2003 and 2002 (unaudited) .........................................     4
                   Notes to Condensed Consolidated Financial Statements (unaudited) ...................     5

       ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..    16

       ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.............................    22

       ITEM 4.  Controls and Procedures................................................................    22

PART II - OTHER INFORMATION

       ITEM 1.  Legal Proceedings......................................................................    23

       ITEM 6.  Exhibits and Reports on Form 8-K.......................................................    23

                Signatures.............................................................................    24

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                SEPTEMBER 30       DECEMBER 31
       Dollars in thousands, except share data                                                      2003               2002
       ---------------------------------------                                                 --------------    --------------
                                                                                                          (UNAUDITED)
                                              ASSETS
       CURRENT ASSETS:
           Cash and cash equivalents .......................................................   $       30,324    $       22,570
           Trade accounts receivable, net of allowance for doubtful
              accounts of $11,554 and $10,261 in 2003 and 2002, respectively ...............          300,726           182,249
           Other accounts receivable .......................................................           16,115            19,921
           Inventories, net ................................................................          323,608           338,781
           Income taxes receivable .........................................................              123             6,103
           Prepaid expenses and other current assets .......................................           12,381             7,433
                                                                                               --------------    --------------
              Total current assets .........................................................          683,277           577,057

       Property, buildings and equipment, net ..............................................          101,322           110,174
       Goodwill ............................................................................          359,260           314,078
       Other assets ........................................................................            9,624            13,809
                                                                                               --------------    --------------
              Total assets .................................................................   $    1,153,483    $    1,015,118
                                                                                               ==============    ==============

                               LIABILITIES AND STOCKHOLDERS' EQUITY
       CURRENT LIABILITIES:
           Accounts payable ................................................................   $      381,449    $      346,513
           Accrued payroll and benefit costs ...............................................           22,172            19,736
           Current portion of long-term debt ...............................................            2,102             5,778
           Current deferred income taxes ...................................................            3,382             3,408
           Deferred acquisition payable ....................................................           30,000                --
           Other current liabilities .......................................................           38,937            23,040
                                                                                               --------------    --------------
              Total current liabilities ....................................................          478,042           398,475

       Long-term debt ......................................................................          430,497           412,196
       Long-term deferred acquisition payable ..............................................           15,000                --
       Other noncurrent liabilities ........................................................            6,068             5,684
       Deferred income taxes ...............................................................           28,169            29,475
                                                                                               --------------    --------------
              Total liabilities ............................................................          957,776           845,830

       Commitments and contingencies

       STOCKHOLDERS' EQUITY:
           Preferred stock, $.01 par value; 20,000,000 shares authorized, no shares
             issued or outstanding .........................................................               --                --
           Common stock, $.01 par value; 210,000,000 shares authorized, 44,514,073 and
              44,483,513 shares issued in 2003 and 2002, respectively ......................              445               445
           Class B nonvoting convertible common stock, $.01 par value; 20,000,000
              shares authorized, 4,653,131 issued in 2003 and 2002 .........................               46                46
           Additional capital ..............................................................          571,260           570,923
           Retained earnings (deficit) .....................................................         (346,235)         (366,796)
           Treasury stock, at cost; 4,036,552 and 4,033,020 shares in 2003 and 2002,
             respectively ..................................................................          (33,858)          (33,841)
           Accumulated other comprehensive income (loss) ...................................            4,049            (1,489)
                                                                                               --------------    --------------
              Total stockholders' equity ...................................................          195,707           169,288
                                                                                               --------------    --------------
              Total liabilities and stockholders' equity ...................................   $    1,153,483    $    1,015,118
                                                                                               ==============    ==============

            The accompanying notes are an integral part of the condensed consolidated financial statements.

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                        THREE MONTHS ENDED         NINE MONTHS ENDED
                                                           SEPTEMBER 30              SEPTEMBER 30
In thousands, except share data                         2003         2002          2003         2002
-------------------------------                      ----------   ----------    ----------   ----------
Net sales ........................................   $  825,601   $  852,949    $2,436,647   $2,510,315
Cost of goods sold ...............................      671,942      706,462     1,986,656    2,068,731
                                                     ----------   ----------    ----------   ----------
   Gross profit ..................................      153,659      146,487       449,991      441,584

Selling, general and administrative expenses .....      124,983      123,157       373,853      368,649
Depreciation and amortization ....................        5,148        4,999        15,402       14,568
                                                     ----------   ----------    ----------   ----------
   Income from operations ........................       23,528       18,331        60,736       58,367

Interest expense, net ............................       10,545       10,725        31,446       32,799
Loss on debt extinguishments .....................          487           --           180        1,073
Other expense ....................................          724        1,790         3,412        4,904
                                                     ----------   ----------    ----------   ----------
   Income before income taxes ....................       11,772        5,816        25,698       19,591

Provision (benefit) for income taxes .............        3,399       (3,167)        5,137        1,197
                                                     ----------   ----------    ----------   ----------
    Net income ...................................   $    8,373   $    8,983    $   20,561   $   18,394
                                                     ==========   ==========    ==========   ==========
Earnings per share:
    Basic: .......................................   $     0.19   $     0.20    $     0.46   $     0.41
                                                     ==========   ==========    ==========   ==========

    Diluted: .....................................   $     0.18   $     0.19    $     0.44   $     0.39
                                                     ==========   ==========    ==========   ==========


         The accompanying notes are an integral part of the condensed consolidated financial statements.

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                             NINE MONTHS ENDED
                                                                                                SEPTEMBER 30
In thousands                                                                                2003           2002
------------                                                                            -----------    -----------
OPERATING ACTIVITIES:
Net income ..........................................................................   $    20,561    $    18,394
Adjustments to reconcile net income to net cash used by operating activities:
     Loss on debt extinguishment ....................................................           180          1,073
     Depreciation and amortization ..................................................        15,402         14,568
     Amortization of gain on interest rate swap .....................................          (304)            --
     Stock option costs .............................................................           242             --
     Accretion of original issue and amortization of purchase discounts .............         2,195          2,229
     Amortization of debt issuance costs ............................................           879            694
     Deferred income taxes ..........................................................        (1,332)         9,428
     Gain on the sale of property, buildings and equipment ..........................          (513)          (256)
     Changes in assets and liabilities, excluding the effects of acquisitions:
       Change in receivables facility ...............................................       (88,000)       (47,500)
       Trade and other receivables ..................................................       (19,771)        35,537
       Inventories ..................................................................        19,697         27,142
       Prepaid expenses and other current assets ....................................         1,415         (5,189)
       Accounts payable .............................................................        29,294        (79,764)
       Accrued payroll and benefit costs ............................................         2,032         (1,349)
       Other current and noncurrent liabilities .....................................        16,544          2,932
                                                                                        -----------    -----------
          Net cash used by operating activities .....................................        (1,479)       (22,061)

INVESTING ACTIVITIES:
Capital expenditures ................................................................        (5,550)        (5,431)
Acquisition payments ................................................................        (6,528)       (14,137)
Proceeds from the sale of property, buildings and equipment .........................         1,177            755
                                                                                        -----------    -----------
          Net cash used by investing activities .....................................       (10,901)       (18,813)

FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt ............................................       144,480        440,596
Repayments of long-term debt ........................................................      (127,345)      (445,703)
Proceeds from settlement of interest rate swap ......................................         4,563             --
Debt issuance costs .................................................................        (2,166)        (4,004)
Proceeds from the exercise of stock options .........................................            53            620
                                                                                        -----------    -----------
          Net cash provided(used) by financing activities ...........................        19,585         (8,491)

Effect of exchange rate changes on cash and cash equivalents ........................           549             75

     Net change in cash and cash equivalents ........................................         7,754        (49,290)
     Cash and cash equivalents at the beginning of period ...........................        22,570         75,057
                                                                                        -----------    -----------
     Cash and cash equivalents at the end of period .................................   $    30,324    $    25,767
                                                                                        ===========    ===========
Supplemental disclosures:
Non-cash financing activities:
     Increase in fair value of interest rate swap ...................................   $      (780)   $   (10,037)

         The accompanying notes are an integral part of the condensed consolidated financial statements.

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. ORGANIZATION

     WESCO International, Inc. and its subsidiaries (collectively, "WESCO"), headquartered in Pittsburgh, Pennsylvania, is a full-line distributor of electrical supplies and equipment and a provider of integrated supply procurement services. WESCO is engaged principally in one line of business - the sale of electrical products and maintenance, repair and operating supplies. WESCO currently operates over 350 branch locations and five distribution centers in the United States, Canada, Mexico, the United Kingdom, Singapore, Puerto Rico, Nigeria and Guam.

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

     The unaudited condensed consolidated balance sheet as of September 30, 2003, the unaudited condensed consolidated statements of operations for the three months and nine months ended September 30, 2003 and September 30, 2002 and the unaudited condensed consolidated statements of cash flows for the nine months ended September 30 2003 and September 30, 2002, in the opinion of management, have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for a fair statement of the results of the interim periods. All adjustments reflected in the condensed consolidated financial statements are of a normal recurring nature unless indicated. Results for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Goodwill

      Annually, goodwill is tested for impairment as of October 1 or sooner if events or circumstances occur indicating that goodwill might be impaired. No impairment losses were identified as a result of past reviews.

Stock Options

    During the three months ended September 30, 2003, WESCO has adopted the measurement provisions of SFAS #123, "Accounting for Stock-Based Compensation". This change in accounting method was applied on a prospective basis in accordance with SFAS #148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS #123." Stock options awarded prior to 2003 are accounted for under the intrinsic value method under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." During the first six months of 2003, no options or stock-based awards were granted to employees. The Company recognized $0.2 million of compensation expense in the three and nine months ended September 30, 2003.

    The following table presents the pro forma results as if the fair-value based method of accounting for stock-based awards had been applied to all outstanding options:

                                                                           IN THOUSANDS EXCEPT PER SHARE DATA
                                                                      THREE MONTHS                    NINE MONTHS
                                                              ----------------------------    ----------------------------
                                                                    ENDED SEPTEMBER 30             ENDED SEPTEMBER 30
                                                              ----------------------------    ----------------------------
                                                                   2003            2002            2003            2002
                                                              ------------    ------------    ------------    ------------
Net income, as reported ...................................   $      8,373    $      8,983    $     20,561    $     18,394
Add: Stock-based compensation expense included in
Reported net income, net of related tax ...................            157              --             157              --
Deduct: Stock-based employee compensation expense
determined under SFAS No. 123 for all awards,
net of related tax ........................................           (528)           (575)         (1,269)         (1,725)
                                                              ------------    ------------    ------------    ------------
Pro forma net income ......................................   $      8,002    $      8,408    $     19,449    $     16,669

Earnings per share:
   Basic as reported ......................................   $       0.19    $       0.20    $       0.46    $       0.41
   Basic pro forma ........................................   $       0.18    $       0.19    $       0.43    $       0.37
   Diluted as reported ....................................   $       0.18    $       0.19    $       0.44    $       0.39
   Diluted pro forma ......................................   $       0.17    $       0.18    $       0.42    $       0.36

Recent Accounting Pronouncements

     Effective June 30, 2003, WESCO adopted SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivatives and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard had no impact on WESCO's financial statements.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity." This standard requires that certain financial instruments embodying an obligation to transfer assets or to issue equity securities be classified as liabilities. It is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is generally effective July 1, 2003. This standard had no impact on WESCO's financial statements.

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

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation requires unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risk and rewards of ownership among their owners and other parties involved. The provisions of this interpretation are currently effective for all variable interest entities created after February 1, 2003 and variable interest entities in which an enterprise obtains an interest in after that date. For variable interest entities created before this date, the provisions are effective December 31, 2003. The adoption of this interpretation did not have a material impact on the Company's consolidated financial statements.

3. EARNINGS PER SHARE

     The following table sets forth the details of basic and diluted earnings per share:

                                                                                    THREE MONTHS ENDED
                                                                                       SEPTEMBER 30
               Dollars in thousands, except per share amounts                     2003           2002
               ----------------------------------------------                 ------------   ------------
               Reported net income                                            $      8,373   $      8,983
                                                                              ============   ============
               Weighted average common shares outstanding used in
                  computing basic earnings per share                            45,129,308     45,097,383
               Common shares issuable upon exercise of
                  dilutive stock options                                         1,790,875      1,807,543
                                                                              ------------   ------------
               Weighted average common shares outstanding and
                  common share equivalents used in computing
                  diluted earnings per share                                    46,920,183     46,904,926
                                                                              ============   ============

               Earnings per share:
                  Basic                                                       $       0.19   $       0.20
                  Diluted                                                     $       0.18   $       0.19

                                                                                    NINE MONTHS ENDED
                                                                                    SEPTEMBER 30
               Dollars in thousands, except per share amounts                    2003          2002
               ----------------------------------------------                 -----------   -----------
               Reported net income                                            $    20,561   $    18,394
                                                                              ===========   ===========
               Weighted average common shares outstanding used in
                  computing basic earnings per share                           45,117,257    45,010,489
               Common shares issuable upon exercise of
                  dilutive stock options                                        1,540,266     1,886,699
                                                                              -----------   -----------
               Weighted average common shares outstanding and
                  common share equivalents used in computing
                  diluted earnings per share                                   46,657,523    46,897,188
                                                                              ===========   ===========

               Earnings per share:
                  Basic                                                       $      0.46   $      0.41
                  Diluted                                                     $      0.44   $      0.39

4. ACCOUNTS RECEIVABLE SECURITIZATION

     In September 2003, WESCO entered into a revised $300 million accounts receivable securitization program ("Receivables Facility") that provides for a $165 million purchase commitment with a term of 364 days and a $135 million purchase commitment with a term of three years. Under the Receivables Facility, WESCO sells, on a continuous basis, to WESCO Receivables Corporation, a wholly-owned, special purpose company ("SPC"), an undivided interest in all domestic accounts receivable. The SPC sells without recourse to a third-party conduit all the eligible receivables while maintaining a subordinated interest, in the form of overcollateralization, in a portion of the receivables. WESCO has agreed to continue servicing the sold receivables for the financial institution at market rates; accordingly, no servicing asset or liability has been recorded.

     As of September 30, 2003 and December 31, 2002, securitized accounts receivable totaled approximately $348 million and $346 million, respectively, of which the subordinated retained interest was approximately $143 million and $53 million, respectively. Accordingly, approximately $205 million and $293 million of accounts receivable balances were removed from the consolidated balance sheets at September 30, 2003 and December 31, 2002, respectively. Costs associated with the Receivables Facility totaled $0.7 million and $1.8 million for the three months ended September 30, 2003 and September 30, 2002. Costs associated with the Receivables Facility totaled $3.4 million and $4.9 million for the nine months ended September 30, 2003 and September 30, 2002. These amounts are recorded as other expenses in the consolidated statements of operations and are primarily related to the discount and loss on the sale of accounts receivables, partially offset by related servicing revenue.

     The key economic assumptions used to measure the retained interest at the date of the securitization for securitizations completed in 2003 were a discount rate of 2% and an estimated life of 1.5 months. At September 30, 2003, an immediate adverse change in the discount rate or estimated life of 10% and 20% would result in a reduction in the fair value of the retained interest of $0.1 million and $0.2 million, respectively. These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this example, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another.

5. COMPREHENSIVE INCOME

     The following table sets forth comprehensive income and its components:

                                                                     THREE MONTHS ENDED
                                                                        SEPTEMBER 30
In thousands                                                      2003            2002
------------                                                  ------------    ------------
Net income                                                    $      8,373    $      8,983
Foreign currency translation adjustment                             (1,672)         (1,635)
                                                              ------------    ------------
Comprehensive income                                          $      6,701    $      7,348


                                                                    NINE MONTHS ENDED
                                                                       SEPTEMBER 30
In thousands                                                       2003            2002
------------                                                  ------------    ------------
Net income                                                    $     20,561    $     18,394
Foreign currency translation adjustment                              5,538             556
                                                              ------------    ------------
Comprehensive income                                          $     26,099    $     18,950

6. ACQUISITIONS

     Certain of our acquisition agreements contain earn-out provisions based principally on future earnings targets. The most significant of these agreements relates to the acquisition of Bruckner Supply Company ("Bruckner"), which provides for a remaining maximum total earn-out potential of $80 million based on achieving earnings targets during 2003 or 2004. The amount of earn-out proceeds earned that is payable in any single year subsequent to achieving the earnings target is capped under this agreement at $30 million per year. As of September 30, 2003, the Company has accrued a $45.0 million liability ($30.0 million classified as current and $15.0 million classified as non-current) to recognize the estimated amount owed under the agreement with Bruckner. The estimated payments accrued were recorded as an increase to goodwill. Certain other acquisitions also contain contingent consideration provisions, only one of which could require a significant payment. Management estimates this payment could range from $0 to $20 million and would be made in 2008. Payments made under the Company's various acquisition agreements totaled $6.5 million and $14.1 million during the nine months ended September 30, 2003 and 2002, respectively.

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

     During the quarter ended September 30, 2003, the Company recorded a $0.8 million non-cash charge associated with the write-off of deferred financing fees related to a Company-initiated amendment reducing the size of its revolving credit facility from $290 million to $200 million.

     As of September 30, 2003 WESCO had $378.8 million in aggregate principal amount of senior subordinated notes due 2008. During the nine months ended September 30, 2003, the Company repurchased $21.2 million in aggregate principal amount of senior subordinated notes at a net gain of $0.6 million.

     In June 2003, the Company's interest rate swap agreements were called by the issuer and as a result the Company received a $4.6 million payment. The gain resulting from the settlement of these agreements has been deferred and is being amortized as a reduction of interest expense over the remaining life of the senior subordinated notes.

    In August 2003, the Company entered into a new, $50 million interest rate swap agreement similar to the agreements settled in June 2003. The term of this agreement expires concurrently with the 9.125% senior subordinated notes. Pursuant to the agreement, WESCO receives fixed interest payments at a rate of 9.125% and pays interest at six-month LIBOR plus a premium.

8. INCOME TAXES

     The following table sets forth the reconciliation between the federal statutory income tax rate and the effective rate:

                                                                     THREE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                  -------------------------
                                                                     2003           2002
                                                                  ----------     ----------
Federal statutory rate                                                  35.0%          35.0%
State taxes, net of federal tax benefit                                  0.2            1.4
Nondeductible expenses                                                   2.3            3.8
Domestic tax benefit from foreign operations                            (7.0)          (4.1)
Foreign taxes rate differences                                          (0.3)          (0.5)
Favorable impact resulting from prior year tax contingencies(1)           --          (91.1)
Other                                                                   (1.3)           1.0
                                                                  ----------     ----------
                                                                        28.9          (54.5)
                                                                  ==========     ==========

                                                                           NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                       -------------------------
                                                                          2003           2002
                                                                       ----------     ----------
Federal statutory rate .............................................         35.0%          35.0%
State taxes, net of federal tax benefit ............................          0.2            1.3
Nondeductible expenses .............................................          2.3            3.7
Domestic tax benefit from foreign operations .......................         (4.9)          (3.1)
Foreign taxes rate differences .....................................         (0.4)          (0.3)
Remeasurement of deferred taxes(2) .................................           --           (3.5)
Favorable impact resulting from prior year tax contingencies (1) ...        (10.1)         (27.1)
Net operating loss utilization(3) ..................................         (2.2)            --
Other ..............................................................          0.1            0.1
                                                                       ----------     ----------
                                                                             20.0%           6.1%
                                                                       ==========     ==========

-------------
(1) Represents a benefit of $5.3 million during the quarter and nine months ended September 30, 2002 and $2.6 million during the nine months ended September 30, 2003 from the resolution of prior year tax contingencies upon the IRS's acceptance of tax returns filed through 1998 and the favorable conclusion of the IRS examination for 1999.

(2) Reflects a decrease in the rate applied to deferred tax items. Management believes this revised estimate reflects the rate that will be in effect when these items reverse.

(3) Represents the recognition of a $0.6 million benefit associated with the utilization of a net operating loss.

9. SELLING GENERAL AND ADMINISTRATIVE EXPENSE

     Selling general and administrative ("SG&A") expenses for the nine months ended September 30, 2003 includes $4.7 million associated with discretionary retirement related contributions. The Company did not have any expenses for discretionary retirement plan contributions for the comparable 2002 period. In addition, the nine months ended September 30, 2003 included $3.9 million in fees and expenses associated with certain legal matters. The Company has reached a tentative settlement agreement related to an employment and wages claim. The Company currently expects this claim to be resolved by the end of its fiscal year 2003. The expected amount necessary to provide for the resolution of this matter has been previously accrued and reflected in the condensed consolidated financial statements as of September 30, 2003.

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


                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                                          SEPTEMBER 30, 2003
                                             -----------------------------------------------------------------------------------
                                                                           (IN THOUSANDS)
                                                                                                Consolidating
                                                  WESCO           WESCO                              and
                                             International,    Distribution,    Non-Guarantor    Eliminating
                                                   Inc.            Inc.         Subsidiaries        Entries        Consolidated
                                             --------------   --------------   --------------   --------------    --------------
Cash and cash equivalents ................   $            3   $       20,707   $        9,614   $           --    $       30,324
Trade accounts receivable ................               --           41,697          259,029               --           300,726
Inventories ..............................               --          278,093           45,515               --           323,608
Other current assets .....................               --           22,448            8,985           (2,814)           28,619
                                             --------------   --------------   --------------   --------------    --------------
   Total current assets ..................                3          362,945          323,143           (2,814)          683,277
Intercompany receivables, net ............               --          218,947               --         (218,947)               --
Property, buildings and equipment,
   net ...................................               --           32,375           68,947               --           101,322
Goodwill .................................               --          321,312           37,948               --           359,260
Investments in affiliates and other
   noncurrent assets .....................          402,815          347,159            3,762         (744,112)            9,624
                                             --------------   --------------   --------------   --------------    --------------
   Total assets ..........................   $      402,818   $    1,282,738   $      433,800   $     (965,873)   $    1,153,483
                                             ==============   ==============   ==============   ==============    ==============

Accounts payable .........................   $           --   $      364,563   $       16,886   $           --    $      381,449
Other current liabilities ................               --           92,055            7,352           (2,814)           96,593
                                             --------------   --------------   --------------   --------------    --------------
   Total current liabilities .............               --          456,618           24,238           (2,814)          478,042
Intercompany payables, net ...............          211,160               --            7,787         (218,947)               --
Long-term debt ...........................               --          380,822           49,675               --           430,497
Other noncurrent liabilities .............               --           42,483            6,754               --            49,237
Stockholders' equity .....................          191,658          402,815          345,346         (744,112)          195,707
                                             --------------   --------------   --------------   --------------    --------------
   Total liabilities and
   stockholders' equity ..................   $      402,818   $    1,282,738   $      433,800   $     (965,873)   $    1,153,483
                                             ==============   ==============   ==============   ==============    ==============

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                                       DECEMBER 31, 2002
                                             -----------------------------------------------------------------------------------
                                                                            (IN THOUSANDS)
                                                                                                Consolidating
                                                 WESCO             WESCO                             and
                                             International,    Distribution,    Non-Guarantor    Eliminating
                                                  Inc.             Inc.         Subsidiaries        Entries        Consolidated
                                             --------------   --------------   --------------   --------------    --------------
Cash and cash equivalents ................   $            4   $       12,449   $       10,117   $           --    $       22,570
Trade accounts receivable ................               --           45,381          136,868               --           182,249
Inventories ..............................               --          298,495           40,286               --           338,781
Other current assets .....................               --           15,453           19,778           (1,774)           33,457
                                             --------------   --------------   --------------   --------------    --------------
   Total current assets ..................                4          371,778          207,049           (1,774)          577,057
Intercompany receivables, net ............               --          186,269           30,845         (217,114)               --
Property, buildings and equipment,
   net ...................................               --           41,822           68,352               --           110,174
Goodwill .................................               --          247,671           66,407               --           314,078
Investments in affiliates and other
   noncurrent assets .....................          387,887          347,678            1,081         (722,837)           13,809
                                             --------------   --------------   --------------   --------------    --------------
   Total assets ..........................   $      387,891   $    1,195,218   $      373,734   $     (941,725)   $    1,015,118
                                             ==============   ==============   ==============   ==============    ==============

Accounts payable .........................   $           --   $      340,748   $        5,765   $           --    $      346,513
Other current liabilities ................               --           39,022           14,714           (1,774)           51,962
                                             --------------   --------------   --------------   --------------    --------------
   Total current liabilities .............               --          379,770           20,479           (1,774)          398,475
Intercompany payables, net ...............          217,114               --               --         (217,114)               --
Long-term debt ...........................               --          398,856           13,340               --           412,196
Other noncurrent liabilities .............               --           28,705            6,454               --            35,159
Stockholders' equity .....................          170,777          387,887          333,461         (722,837)          169,288
                                             --------------   --------------   --------------   --------------    --------------
   Total liabilities and
   stockholders' equity ..................   $      387,891   $    1,195,218   $      373,734   $     (941,725)   $    1,015,118
                                             ==============   ==============   ==============   ==============    ==============

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                                                                    THREE MONTHS ENDED SEPTEMBER 30, 2003
                                       -------------------------------------------------------------------------------------------
                                                                              (IN THOUSANDS)

                                            WESCO                                                  Consolidating
                                        International,          WESCO          Non-Guarantor     and Eliminating
                                             Inc.        Distribution, Inc.    Subsidiaries            Entries        Consolidated
                                       ---------------   ------------------   ----------------   -----------------   -------------
Net sales ...........................  $            --   $          705,442   $        120,159   $              --   $     825,601
Cost of goods sold ..................               --              575,373             96,569                  --         671,942
Selling, general and administrative
   expenses .........................               --              106,235             18,748                  --         124,983
Depreciation and amortization .......               --                4,359                789                  --           5,148
Results of affiliates' operations ...            6,530                5,497                 --             (12,027)             --
Interest expense (income), net ......           (2,836)              14,356               (975)                 --          10,545
Other (income) expense ..............               --                5,802             (4,591)                 --           1,211
(Benefit) provision for income taxes               993               (1,716)             4,122                  --           3,399
                                       ---------------   ------------------   ----------------   -----------------   -------------

   Net income (loss) ................  $         8,373   $            6,530   $          5,497   $         (12,027)  $       8,373
                                       ===============   ==================   ================   =================   =============


                                                             THREE MONTHS ENDED SEPTEMBER 30, 2002
                                       -----------------------------------------------------------------------------------
                                                                         (IN THOUSANDS)

                                            WESCO                                            Consolidating
                                       International,         WESCO         Non-Guarantor   and Eliminating
                                            Inc.        Distribution, Inc.   Subsidiaries       Entries       Consolidated
                                       --------------   ------------------  -------------   ---------------   ------------
Net sales ..........................   $           --    $       738,091    $     114,858    $          --    $    852,949
Cost of goods sold .................               --            613,083           93,379               --         706,462
Selling, general and administrative
   expenses ........................               --            106,893           16,264               --         123,157
Depreciation and amortization ......               --              4,174              825               --           4,999
Results of affiliates' operations ..            6,753             12,524               --          (19,277)             --
Interest expense (income), net .....           (3,285)            12,690            1,320               --          10,725
Other (income) expense .............               --             18,192          (16,402)              --           1,790
Provision for income taxes .........            1,055            (11,170)           6,948               --          (3,167)
                                       --------------    ---------------    -------------    -------------    ------------

   Net income (loss) ...............   $        8,983    $         6,753    $      12,524    $     (19,277)   $      8,983
                                       ==============    ===============    =============    =============    ============

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS


                                                              NINE MONTHS ENDED SEPTEMBER 30, 2003
                                       ---------------------------------------------------------------------------------------
                                                                         (IN THOUSANDS)
                                            WESCO                                               Consolidating
                                       International,          WESCO           Non-Guarantor   and Eliminating
                                             Inc.        Distribution, Inc.    Subsidiaries         Entries       Consolidated
                                       --------------    ------------------    -------------   ---------------   -------------
Net sales ..........................   $           --    $        2,087,456    $     349,191    $          --    $   2,436,647
Cost of goods sold .................               --             1,703,351          283,305               --        1,986,656
Selling, general and administrative
   expenses ........................               --               321,199           52,654               --          373,853
Depreciation and amortization ......               --                13,052            2,350               --           15,402
Results of affiliates' operations ..           14,928                18,480               --          (33,408)              --
Interest expense (income), net .....           (8,669)               43,428           (3,313)              --           31,446
Other (income) expense .............               --                18,692          (15,100)              --            3,592
Provision for income taxes .........            3,036                (8,714)          10,815               --            5,137
                                       --------------    ------------------    -------------    -------------    -------------
   Net income (loss) ...............   $       20,561    $           14,928    $      18,480    $     (33,408)   $      20,561
                                       ==============    ==================    =============    =============    =============

                                                                 NINE MONTHS ENDED SEPTEMBER 30, 2002
                                        -----------------------------------------------------------------------------------------
                                                                         (IN THOUSANDS)
                                            WESCO                                                Consolidating
                                        International,          WESCO           Non-Guarantor   and Eliminating
                                             Inc.         Distribution, Inc.    Subsidiaries         Entries        Consolidated
                                        --------------    ------------------    -------------    ---------------    -------------
Net sales ...........................   $           --    $        2,181,864    $     328,451    $            --    $   2,510,315
Cost of goods sold ..................               --             1,800,713          268,018                 --        2,068,731
Selling, general and administrative
   expenses .........................               --               320,019           48,630                 --          368,649
Depreciation and amortization .......               --                12,142            2,426                 --           14,568
Results of affiliates' operations ...           11,866                38,436               --            (50,302)              --
Interest expense (income), net ......           (9,749)               41,786              762                 --           32,799
Other (income) expense ..............               --                56,657          (50,680)                --            5,977
Provision for income taxes ..........            3,221               (22,883)          20,859                 --            1,197
                                        --------------    ------------------    -------------    ---------------    -------------

   Net income (loss) ................   $       18,394    $           11,866    $      38,436    $       (50,302)   $      18,394
                                        ==============    ==================    =============    ===============    =============

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                              NINE MONTHS ENDED SEPTEMBER 30, 2003
                                                                         (IN THOUSANDS)

                                            WESCO                                                 Consolidating
                                        International,          WESCO           Non-Guarantor    and Eliminating
                                             Inc.         Distribution, Inc.    Subsidiaries         Entries        Consolidated
                                        --------------    ------------------    -------------    ---------------    -------------
Net cash provided (used) by
   operating activities .............   $        5,900    $           28,576    $     (35,955)   $            --    $      (1,479)
Investing activities:
   Capital expenditures .............               --                (5,212)            (338)                --           (5,550)
   Acquisitions .....................               --                (6,528)              --                 --           (6,528)
   Proceeds from sale of property ...               --                 1,177               --                 --            1,177
                                        --------------    ------------------    -------------    ---------------    -------------
   Net cash used in investing
   activities .......................               --               (10,563)            (338)                --          (10,901)
Financing activities:
   Net borrowings (repayments) ......           (5,954)               (9,755)          37,407                 --           21,698
   Equity transactions ..............               53                    --               --                 --               53
   Other ............................               --                    --           (2,166)                --           (2,166)
                                        --------------    ------------------    -------------    ---------------    -------------
   Net cash (used in) provided by
   financing activities .............           (5,901)               (9,755)          35,241                 --           19,585

Effect of exchange rate changes on
   Cash and cash equivalents ........               --                    --              549                 --              549
                                        --------------    ------------------    -------------    ---------------    -------------
Net change in cash and cash
   equivalents ......................               (1)                8,258             (503)                --            7,754
Cash and cash equivalents at
   beginning of year ................                4                12,449           10,117                 --           22,570
                                        --------------    ------------------    -------------    ---------------    -------------
Cash and cash equivalents at end of
   period ...........................   $            3    $           20,707    $       9,614    $            --    $      30,324
                                        ==============    ==================    =============    ===============    =============

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                                  NINE MONTHS ENDED SEPTEMBER 30, 2002
                                                                              (IN THOUSANDS)
                                            WESCO                                                 Consolidating
                                        International,          WESCO           Non-Guarantor    and Eliminating
                                             Inc.         Distribution, Inc.    Subsidiaries          Entries       Consolidated
                                        --------------    ------------------    -------------    ---------------   -------------
Net cash provided (used) by
   operating activities .............   $        6,848    $           20,188    $     (49,097)   $            --   $     (22,061)
Investing activities:
   Capital expenditures .............               --                (5,086)            (345)                --          (5,431)
   Acquisitions and other ...........               --               (13,382)              --                 --         (13,382)
                                        --------------    ------------------    -------------    ---------------   -------------
   Net cash used in investing
   activities .......................               --               (18,468)            (345)                --         (18,813)
Financing activities:
   Net borrowings (repayments) ......           (7,468)                  988            1,373                 --          (5,107)
   Equity transaction ...............              620                    --               --                 --             620
   Other ............................               --                (4,004)              --                 --          (4,004)
                                        --------------    ------------------    -------------    ---------------   -------------
Net cash (used in) provided by
   financing activities .............           (6,848)               (3,016)           1,373                 --          (8,491)

Effect of exchange rate changes on
   cash and cash equivalents ........               --                    --               75                 --              75
                                        --------------    ------------------    -------------    ---------------   -------------
Net change in cash and cash
   equivalents ......................   $           --    $           (1,296)   $     (47,994)   $            --   $     (49,290)
Cash and cash equivalents at
   beginning of year ................                2                17,877           57,178                 --          75,057
                                        --------------    ------------------    -------------    ---------------   -------------
Cash and cash equivalents at end of
   period ...........................   $            2    $           16,581    $       9,184    $            --   $      25,767
                                        ==============    ==================    =============    ===============   =============

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

GENERAL

     WESCO is a full-line distributor of electrical supplies and equipment and is a provider of integrated supply procurement services. WESCO currently operates over 350 branch locations and five distribution centers in the United States, Canada, Mexico, the United Kingdom, Singapore, Puerto Rico, Nigeria and Guam. WESCO serves over 100,000 customers worldwide, offering over 1,000,000 products from over 24,000 suppliers. WESCO's diverse customer base includes a wide variety of industrial companies; contractors for industrial, commercial and residential projects; utility companies, and commercial, institutional and governmental customers. Approximately 89% of WESCO's net sales are generated from operations in the U.S., 9% from Canada and the remainder from other countries.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     During the nine months ended September 30, 2003, the Company adopted the measurement provisions of SFAS #123, "Accounting for Stock-Based Compensation" on a prospective basis in accordance with SFAS #148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment to SFAS #123." See "Recently Issued Accounting Pronouncements" for further information. There were no other significant changes to WESCO's Critical Accounting Policies and Estimates referenced in the 2002 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Third Quarter of 2003 versus Third Quarter of 2002

     The following table sets forth the percentage relationship to net sales of certain items in WESCO's condensed consolidated statements of operations for the periods presented:

                                                     THREE MONTHS ENDED SEPTEMBER 30
                                                         2003              2002
                                                         -----             -----
     Net sales                                           100.0%            100.0%
     Gross profit                                         18.6              17.2
     Selling, general and administrative expenses         15.1              14.4
     Depreciation and amortization                         0.6               0.6
                                                         -----             -----
         Income from operations                            2.9               2.2
     Interest expense                                      1.3               1.3
     Loss on debt extinguishments                          0.1                --
     Other expense                                         0.1               0.2
                                                         -----             -----
         Income before income taxes                        1.4               0.7
     Provision (benefit) for income taxes                  0.4              (0.4)
                                                         -----             -----
         Net income                                        1.0%              1.1%
                                                         -----             -----

     Net sales in the third quarter of 2003 totaled $825.6 million versus $852.9 million in the comparable 2002 quarter, a 3.2% decline. The decline in net sales during 2003 is primarily attributable to weaker product demand resulting from depressed economic activity in the industrial production and commercial construction markets.

     Gross profit for the third quarter of 2003 was $153.7 million versus $146.5 million in 2002, as the gross margin percentage improved to 18.6% versus 17.2% last year. The current quarter's results reflect improved performance in billing margins and supplier volume rebate programs, contributing a combined 60 basis point improvement in gross margin over last year's results. Last year's gross margin results included a $5.2 million charge for excess specialized inventory for customers in the telecommunications industry and inventory associated with exiting certain international operations.

     Selling, general and administrative ("SG&A") expenses in the third quarter of 2003 totaled $125.0 million versus $123.2 million in last year's comparable quarter. The increase was principally due to a $1.9 million, or

19.8%, increase in employee benefit costs during the quarter. The increase was largely due to accruals for discretionary retirement-related contributions, coupled with higher medical and workers compensation charges. In addition, expenses associated with uncollectable accounts receivable were $0.8 million higher in 2003. Shipping and handling expense included in SG&A was $9.3 million in both the 2003 and 2002 third quarter. As a percentage of net sales, SG&A expenses increased to 15.1%, compared with 14.4% in the last year's comparable quarter, primarily due to the negative leverage of lower sales volume.

     Depreciation and amortization was $5.1 million in the third quarter of 2003 versus $5.0 million in last year's third quarter.

     Interest expense totaled $10.6 million for the third quarter of 2003 versus $10.7 million in last year's comparable quarter. The slight decline was primarily due to a lower amount of indebtedness outstanding during the current quarter as compared to last year's third quarter, partially offset by a $0.4 million lower benefit from. WESCO's interest rate swap agreements in this year's third quarter. Loss on debt extinguishments relates to the Company recording a $0.8 million non-cash charge associated with the write-off of deferred financing fees related to a Company-initiated amendment reducing the size of its revolving credit facility that was partially offset by a $0.3 million gain on the repurchase of Senior Notes. Other expense totaled $0.7 million in 2003 third quarter, down from $1.8 million last year, principally reflecting lower costs and outstanding balances associated with the accounts receivable securitization program.

     Income tax expense totaled $3.4 million in the third quarter of 2003 and the effective tax rate was a 28.9%. This rate differed from the statutory tax rate primarily due to the recognition of certain foreign tax credits that became available in this year's third quarter. Last year's comparable income taxes were a benefit of $3.2 million and the effective rate was a 54.5% benefit. This resulted from a $5.3 million tax benefit from the reversal of income tax contingency accruals upon acceptance by the IRS of tax returns filed through 1998 and the favorable conclusion of the IRS examination for 1999.

     For the third quarter of 2003, net income totaled $8.4 million, or $0.18 per diluted share, compared with $9.0 million, or $0.19 per diluted share, in the third quarter of 2002.

Nine Months Ended September 30, 2003 versus Nine Months Ended September 30, 2002

     The following table sets forth the percentage relationship to net sales of certain items in WESCO's condensed consolidated statements of operations for the periods presented:

                                                         NINE MONTHS ENDED
                                                           SEPTEMBER 30
                                                         2003       2002
                                                        -----         -----
    Net sales                                           100.0%        100.0%
    Gross profit                                         18.5          17.6
    Selling, general and administrative expenses         15.3          14.7
    Depreciation and amortization                         0.6           0.6
                                                        -----         -----
        Income from operations                            2.6           2.3
    Interest expense                                      1.3           1.3
    Loss on debt extinguishments                           --            --
    Other expense                                         0.2           0.2
                                                        -----         -----
        Income before income taxes                        1.1           0.8
    Provision for income taxes                            0.3           0.1
                                                        -----         -----
        Net income                                        0.8%          0.7%
                                                        -----         -----

     Net sales in the nine months ended September 30, 2003 total $2,436.6 million versus $2,510.3 million in the comparable 2002 period, a 2.9% decline. The decline in net sales was primarily attributable to weaker demand resulting from depressed economic activity in the industrial production and commercial construction markets.

     Gross profit for the nine months ended September 30, 2003 was $450.0 million versus $441.6 million in 2002, as the gross margin percentage improved to 18.5% versus 17.6% last year. The gross margin benefited from improved product billing margins, which increased 40 basis points over last year's comparable period, as well as lower inventory adjustments and improved performance with supplier volume rebate programs in the current quarter. Last year's results included a $5.2 million charge to reserve for excess specialized inventory for customers in the telecommunications industry and inventory associated with exiting certain international operations.

     SG&A expenses during the nine months ended September 30, 2003 totaled $373.9 million versus $368.6 million in last year's comparable period. The current year's total includes $4.7 million of expenses associated with discretionary retirement related contributions and $3.9 million in fees and expenses associated with certain legal matters. The Company reached a tentative settlement agreement related to an employment and wages claim. In addition, other employee benefit costs were $0.9 million higher during the current nine-month period. Partially offsetting these amounts were decreases in other SG&A expenses, including lower transportation costs. Shipping and handling expense included in SG&A was $27.1 million during the 2003 nine-month period versus $28.2 million in last year's comparable period. As a percentage of net sales, SG&A expenses increased to 15.3% compared with 14.7% in the last year's nine-month period, primarily due to the negative leverage of lower sales volume.

     Depreciation and amortization was $15.4 million in the first nine months of 2003 versus $14.6 million in last year's comparable period.

     Interest expense totaled $31.4 million for the nine months ended September 30, 2003 versus $32.8 million in last year's comparable period. The decline was primarily due to a lower amount of indebtedness outstanding during the current period. Loss on debt extinguishments related to the Company recording non-cash charges of $0.8 million and $1.1 million during the nine month periods ended September 30, 2003 and 2002, respectively, related to the write-off of deferred financing costs associated with its revolving credit facilities partially offset by a $0.6 million gain on repurchase of Senior Notes in 2003 Other expense totaled $3.4 million in 2003, down from $4.9 million in the comparable 2002 period, principally reflecting costs associated with the accounts receivable securitization program.

     For the nine months ended September 30, 2003, income tax expense totaled $5.1 million and the effective tax rate was 20.0%. Income tax expense totaled $1.2 million in last year's comparable period and the effective tax rate was 6.1%. The effective tax rate in the current-year period differs from the statutory rate primarily as a result of the recognition of a $2.6 million benefit associated with the favorable resolution of certain prior year tax contingencies, combined with the recognition of a $0.6 million benefit associated with the utilization of a net operating loss. The 2002 effective tax rate differed from the statutory rate primarily due to a $5.3 million benefit for the reversal of income tax contingency accruals upon acceptance by the IRS of tax returns filed through 1998 and the favorable conclusion of the IRS examination for 1999. In addition, the prior year effective rate was lower than the statutory rate due to deferred taxes being remeasured during the period reflecting the cumulative impact of a change in the expected tax rate that will be applicable when the deferred tax items reverse. The change in estimate was primarily due to state tax reduction initiatives. In addition, foreign tax credits contributed to the reduction in the effective rate during both 2003 and 2002.

     For the nine months ended September 30, 2003, net income totaled $20.6 million, or $0.44 per diluted share, versus $18.4 million, or $0.39 per diluted share, in last year's comparable period.

LIQUIDITY AND CAPITAL RESOURCES

     Total assets were $1.2 billion and $1.0 billion at September 30, 2003 and December 31, 2002, respectively. The increase in total assets was principally attributable to a $118.5 million increase in trade accounts receivable, with $88 million of the increase being attributable to reduced utilization of the Company's accounts receivable securitization program. In addition, non-current assets increased $32.1 million during the nine months ended September 30, 2003, principally due to payments and estimated payments expected to be due under the Company's various earnout agreements. Such payments were recorded as an increase to goodwill. During the first nine months of 2003, total liabilities increased $112.0 million to $957.8 million. The increase was principally the result of a $79.6 million increase in current liabilities, with trade accounts payable increasing $34.9 million and other current liabilities increasing $44.7 million. The increase in other current liabilities is principally due to an increase in estimated payments expected to be due under the Company's various earnout agreements, coupled with a $8.9 million increase in accrued interest payable and a $3.4 million increase in legal reserves. Long-term debt increased a net $18.3 million, primarily due to a $37.7 million increase in borrowings under the real estate financing that closed during the first nine months of 2003. Partially offsetting this increase was a reduction in debt associated with the repurchase of $21.2 million of its Senior Notes during the nine-month period. Stockholders' equity increased $26.4 million to $195.7 million as of September 30, 2003 as a result of $20.6 million in net income, coupled with a $5.5 million favorable adjustment related to foreign currency translation.

     WESCO's liquidity needs arise from seasonal working capital requirements, capital expenditures, acquisitions and debt service obligations. In addition, certain of our acquisition agreements contain earn-out provisions based principally on future earnings targets. The most significant of these agreements relates to the acquisition of Bruckner Supply Company ("Bruckner"), which provides for a maximum total earn-out potential of $80 million based on achieving earnings targets during 2003 or 2004. The amount of earn-out proceeds earned that is payable in any single year subsequent to achieving the earnings target is capped under this agreement at $30 million per year. As of September 30, 2003, the Company has accrued a $45.0 million liability ($30.0 million classified as current and $15.0 million classified as non-current) to recognize the estimated amount owed under the agreement with Bruckner. The estimated payments accrued were recorded as an increase to goodwill. Certain other acquisitions also contain contingent consideration provisions, only one of which could require a significant payment. Management estimates this payment could range from $0 to $20 million and would be made in 2008. Payments made under the Company's various acquisition agreements totaled $6.5 million and $14.1 million during the nine months ended September 30, 2003 and 2002, respectively. To meet its funding requirements, WESCO uses a mix of internally generated cash flow, its revolving credit facility, its Receivables Facility and equity transactions.

    WESCO finances its operating and investing needs, as follows:

Accounts Receivable Securitization Program

     In September 2003, the Company entered into a new, $300 million Receivables Facility agreement with four financial institutions. The new facility provides for a $165 million purchase commitment with a term of 364 days and a $135 million purchase commitment with a term of three years. Under the Receivables Facility, WESCO sells, on a continuous basis, to WESCO Receivables Corporation, a wholly-owned SPC, an undivided interest in all domestic accounts receivable. The SPC sells without recourse to a third-party conduit, all the eligible receivables while maintaining a subordinated interest, in the form of overcollateralization, in a portion of the receivables. WESCO has agreed to continue servicing the sold receivables for the financial institution at market rates; accordingly, no servicing asset or liability has been recorded. The effective cost of this financing facility is currently approximately 2.0% per annum. As of September 30, 2003, $205 million in funding was outstanding under the Receivables Facility and excess availability was $37.5 million.

Mortgage Financing Facility

     In February 2003, WESCO finalized a $51 million mortgage financing facility. Borrowings under the mortgage financing are subject to a 22-year amortization schedule with a balloon payment due at the end of the 10-year term. In 2003, scheduled principal payments total approximately $0.8 million. Interest cost for the mortgage facility is fixed at 6.5% per annum. Proceeds from the borrowings were used to reduce outstanding borrowings under the 2002 Revolving Credit Facility.

2002 Revolving Credit Facility

     In March 2002, WESCO Distribution, Inc. entered into a $290 million revolving credit agreement that is collateralized by substantially all inventory owned by WESCO and also by the accounts receivable of WESCO Canada. During the quarter ended September 30, 2003, the Company recorded a $0.8 million non-cash charge associated with the write-off of deferred financing fees related to a Company-initiated amendment reducing the size of its revolving credit facility to $190 million. Availability under the agreement, which matures in 2007, is limited to the amount of eligible inventory and Canadian receivables applied against certain advance rates. Proceeds from this agreement were used to retire WESCO Distribution Inc.'s existing revolving credit facility. Interest on this facility is at LIBOR plus a margin that will range between 2.0% to 2.75% depending upon the amount of excess availability under the facility. As long as the average daily excess availability for both the preceding and projected succeeding 90 day period is greater than $50 million, then WESCO would be permitted to make acquisitions and repurchase outstanding public stock and bonds. The above permitted transactions would also be allowed if such excess availability is between $25 million and $50 million and WESCO's fixed charge coverage ratio, as defined by the agreement, is at least 1.25 to 1.0 after taking into consideration the permitted transaction. Additionally, if excess availability under the agreement is less than $50 million, then WESCO must maintain a fixed charge coverage ratio of 1.1 to 1.0. At September 30, 2003, the interest rate was 3.6%. This facility also has various restrictive covenants including financial ratios. WESCO was in compliance with all such covenants as of September 30, 2003. As of September 30, 2003, WESCO had $10 million in borrowings outstanding under this facility and, after deducting $17 million in reserves ( principally for outstanding letters of credit), $147.8 million in availability.

Senior Notes

     As of September 30, 2003 WESCO had $378.8 million in aggregate principal amount of senior subordinated notes due 2008. During the nine months ended September 30, 2003, the Company repurchased $21.2 million in aggregate principal amount of senior subordinated notes at a net gain of $0.6 million. The notes were issued with an average issue price of 98%. The net proceeds received by the Company from the notes were approximately $376 million. Interest on these notes accrues at a rate of 9.125% per annum and is payable semi-annually on December 1 and June 1.

Interest Rate Swap Agreements

    During September and October of 2001, WESCO entered into four separate fixed-to-floating interest rate swap agreements, each with a notional amount of $25 million. These agreements had six-year terms expiring concurrently with the 9.125% senior subordinated notes with the intent of converting $100 million of the senior subordinated notes from a fixed-to-floating rate facility. Pursuant to these agreements, WESCO received fixed interest payments at the rate of 9.125% and was paid interest at three-month LIBOR rates plus a premium. The LIBOR rates in the agreements were reset quarterly. In June 2003, these agreements were called by the issuer and as a result the Company received a $4.6 million payment. The gain resulting from the settlement of these agreements has been deferred and is being amortized as a reduction of interest expense over the remaining life of the senior subordinated notes.

    In September 2003, the Company entered into a new, $50 million interest rate swap agreement similar to the 2001 agreements noted above. The term of this agreement expires concurrently with the 9.125% senior subordinated notes. Pursuant to the agreement, WESCO receives fixed interest payments at a rate of 9.125% and pays interest at six-month LIBOR rates plus a premium. The LIBOR rates in the agreement reset every six months.

    Management believes that cash generated from operations, together with amounts available under its credit facilities, will be sufficient to meet WESCO's working capital, capital expenditures and other cash requirements for the foreseeable future. There can be no assurance, however, that this will be or will continue to be the case.


Cash Flow

    Operating Activities. Cash used by operating activities during the nine months ended September 30, 2003 totaled $1.5 million as compared to $22.1 million in the prior year. Included in the 2003 use of cash was an $88.0 million use associated with changes in WESCO's Receivables Facility compared to $47.5 million in the prior year. In 2003, cash generated by net income of $20.6 million plus adjustments for non-cash items totaling $16.7 million, coupled with increased cash inflow for reductions in inventory of $19.7 million, increases in accounts payable of $29.3 million and other working capital cash inflows totaling $20.0 million were partially offset by a $19.8 million use of cash for increased accounts receivable. In 2002, cash generated by net income of $18.4 million plus adjustments for non-cash items totaling $27.7 million, coupled with increased cash inflow for reductions in inventory of $27.1 million, reductions in accounts receivable of $35.5 million and other working capital net cash outflows totaling $3.6 million were more than offset by a $79.8 million reduction in accounts payable.

    Investing Activities. Net cash used for investing activities was $10.9 million during the first nine months of 2003, principally due to acquisition payments totaling $6.5 million and capital expenditures of $5.6 million, partially offset by proceeds from the sale of property and buildings totaling $1.2 million. In 2002, cash used by investing activities totaled $18.8 million and included capital expenditures of $5.4 million and acquisition payments of $14.1 million, partially offset by proceeds from the sale of property of $0.8 million.

    Financing Activities. Net cash provided by financing activities during the first nine months of 2003 totaled $19.6 million. Sources of cash resulted from the completion of the real estate financing, which provided $38 million in funding. and $4.6 million in proceeds from the settlement of its interest rate swap agreements. Partially offsetting these sources of cash was a $20.8 million net cash outflow for debt repayments, including the $19.7 million for the repurchase of senior subordinated notes, and a $2.2 million net cash outflow for debt issue costs. In 2002, cash used for financing activities totaled $8.5 million, primarily due to net borrowings of $5.1 million and $4.0 million in debt issue costs.

Contractual Cash Obligations and Other Commercial Commitments

     As disclosed above, WESCO finalized a $51 million mortgage financing facility during the first quarter. As a result of finalizing this agreement, the total debt owed on the mortgage facility increased $38 million to $51 million as compared to $13 million referenced in WESCO's 2002 Form 10-K. In 2003, scheduled principal payments total approximately $0.8 million. There have been no other material changes in the Company's contractual cash obligations and other commercial commitments since December 31, 2002.


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

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity." This standard requires that certain financial instruments embodying an obligation to transfer assets or to issue equity securities be classified as liabilities. It is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is generally effective July 1, 2003. This standard had no impact on WESCO's financial statements.

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

    In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation requires unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risk and rewards of ownership among their owners and other parties involved. The provisions of this interpretation are currently effective for all variable interest entities created after February 1, 2003 and variable interest entities in which an enterprise obtains an interest in after that date. For variable interest entities created before this date, the provisions are effective December 31, 2003. The adoption of this interpretation did not have a material impact on the Company's consolidated financial statements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     Except as discussed below, there have not been any material changes to WESCO's exposures to market risk during the nine months ended September 30, 2003 that would require an update to the disclosures provided in WESCO's Form 10-K for the year-ended December 31, 2002.

    As previously disclosed, the Company had interest rate swap agreements that were called by the issuer during the nine months ended September 30, 2003. The Company received a $4.6 million payment related to the contracts. During the quarter ended September 30, 2003, the Company entered into a new interest rate swap agreement that had a fair value, as of September 30, 2003, of $0.8 million.

ITEM 4.  CONTROLS AND PROCEDURES


     WESCO's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), have evaluated the Company's disclosure controls and procedures as of the end of the period covered by this report and they have concluded that these controls and procedures are effective. There have been no significant changes in internal control over financial reporting that occurred during the quarter ended September 30, 2003, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

     The Company has reached a tentative settlement agreement related to an employment and wages claim. The Company currently expects this claim to be resolved by the end of its fiscal year 2003. The expected amount of $3.9 million necessary to provide for the resolution of this matter has been previously accrued and reflected in the condensed consolidated financial statements as of September 30, 2003.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS

         10.1 Second Amended and Restated Receivables Purchase Agreement dated as of September 2, 2003 among WESCO Receivables Corp., WESCO Distribution, Inc., and the Lenders Identified therein.

         31.1 Certification of Chief Executive Officer pursuant to Rules 13a-14(a) promulgated under the Exchange Act.

         31.2 Certification of Chief Financial Officer pursuant to Rules 13a-14(a) promulgated under the Exchange Act.

         32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) REPORTS ON FORM 8-K

         On July 23, 2003, WESCO filed a Current Report on Form 8-K pursuant to
         Item 9, issuing a press release announcing its earnings for the second quarter of 2003.

         On September 8, 2003, WESCO filed a Current Report on Form 8-K pursuant to Item 5, issuing a press release announcing the successful completion of a revised Receivables Purchase facility.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on November 12, 2003 on its behalf by the undersigned thereunto duly authorized.

                                     WESCO International, Inc. and Subsidiaries


                                     By: /s/ Stephen A. Van Oss
                                         ---------------------------------------
                                         Stephen A. Van Oss
                                         Vice President, Chief Financial Officer