Form 10-K
period 2003-12-31
WESCO INTERNATIONAL INC
filed 2004-03-15
CIK 929008

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

                                      None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.
Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes [X] No [ ]

         The registrant estimates that the aggregate market value of the voting shares held by non-affiliates of the registrant was approximately $109.0 million as of June 30, 2003, the last business day of the registrant's most recently completed second fiscal quarter, based on the closing price on the New York Stock Exchange for such stock.

         As of February 27, 2004, 41,186,011 shares of Common Stock, par value $.01 per share of the registrant were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Part III of this Form 10-K incorporates by reference portions of the registrant's Proxy Statement for its 2004 Annual Meeting of Stockholders.

                            WESCO INTERNATIONAL, INC.

              ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED

                                DECEMBER 31, 2003

                                TABLE OF CONTENTS

                                                                                       PAGE
                                                                                       ----
                                       PART I

Item 1.   Business...................................................................    2
Item 2.   Properties.................................................................   16
Item 3.   Legal Proceedings..........................................................   16
Item 4.   Submission of Matters to a Vote of Security Holders........................   16

                                       PART II

Item 5.   Market for Registrant's Common Equity, Related Stockholder Matters and
          Issuer Purchases of Equity Securities......................................   17
Item 6.   Selected Financial Data....................................................   18
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations.................................................................   19
Item 7A.  Quantitative and Qualitative Disclosures About Market Risks................   29
Item 8.   Financial Statements and Supplementary Data................................   30
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial
          Disclosures................................................................   57
Item 9A.  Controls and Procedures....................................................   57

                                      PART III

Item 10.  Directors and Executive Officers of the Registrant.........................   58
Item 11.  Executive Compensation.....................................................   58
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related
          Stockholder Matters........................................................   58
Item 13.  Certain Relationships and Related Transactions.............................   58
Item 14.  Principal Accountant Fees and Services.....................................   59

                                       PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K............   59
          Signatures.................................................................   65

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

THE COMPANY

         With sales of approximately $3.3 billion in 2003, we are a leading North American provider of electrical construction products and electrical and industrial maintenance, repair and operating supplies, commonly referred to as "MRO." We are the second largest distributor in the estimated $74 billion U.S. electrical distribution industry, and the largest provider of integrated supply services. Our integrated supply solutions and outsourcing services are designed to fulfill a customer's industrial MRO procurement needs through a highly automated, proprietary electronic procurement and inventory replenishment system. This allows our customers to consolidate suppliers and reduce their procurement and operating costs. We have approximately 350 branches and five distribution centers located in 48 states, nine Canadian provinces, Puerto Rico, Mexico, Guam, the United Kingdom, Nigeria and Singapore. We serve over 100,000 customers worldwide, offering over 1,000,000 products from over 24,000 suppliers. Our diverse customer base includes a wide variety of industrial companies; contractors for industrial, commercial and residential projects; utility companies; and commercial, institutional and governmental customers. Our leading market positions, experienced workforce, extensive geographic reach, broad product and service offerings and acquisition program have enabled us to compete effectively against the companies in our industry.

INDUSTRY OVERVIEW

         The electrical distribution industry serves customers in a number of markets including the industrial, electrical contractors, utilities, government and institutional markets. Electrical distributors, such as we are, provide logistical and technical services for customers by bundling a wide range of products typically required for the construction and maintenance of electrical supply networks, including wire, lighting, distribution and control equipment and a wide variety of electrical supplies. This distribution channel enables customers to efficiently access a broad range of products and has the capacity to deliver value-added services. Customers are increasingly demanding that distributors provide a broader and more complex package of services as they seek to outsource non-core functions and achieve documented cost savings in purchasing, inventory and supply chain management.

         ELECTRICAL DISTRIBUTION. The U.S. electrical distribution industry had sales of approximately $74 billion in 2003. While overall weakness in the current economic environment has contributed to static sales since 2000, industry growth has averaged 5% per year from 1985 to 2003. This long-term expansion has been driven by general economic growth, increased use of electrical products in businesses and industries, new products and technologies, and customers who are seeking to more efficiently purchase a broad range of products and services from a single point of contact, thereby eliminating the costs and expenses of purchasing directly from manufacturers or multiple sources. The U.S. electrical distribution industry is highly fragmented. The four national distributors, including WESCO, account for approximately 17% of estimated total industry sales.

         INTEGRATED SUPPLY. The market for integrated supply services has more than doubled from $5 billion in 1997 to over $12 billion in 2001, an increase of 25% per year. Industry projections estimate that the integrated supply market will reach $26 billion by 2005. Growth is being driven by the desire of large industrial companies to reduce operating expenses by implementing comprehensive third-party programs, which outsource the cost-intensive procurement, stocking and administrative functions associated with the purchase and consumption of MRO supplies. For our customers, these costs can account for over 50% of the total costs for MRO products and services. The total potential in the U.S. for integrated supply services, measured as all purchases of industrial MRO supplies and services, is currently estimated to be approximately $260 billion.

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

         EXTENSIVE DISTRIBUTION NETWORK. Our distribution network consists of approximately 350 branches and five distribution centers located in 48 states, nine Canadian provinces, Mexico, the United Kingdom, Singapore, Puerto Rico, Nigeria and Guam. This extensive network, which would be extremely difficult and expensive to duplicate, allows us to:

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

         - centralization of functions such as purchasing, accounting and information systems;

         -  strategically located distribution centers;

         -  purchasing economies of scale; and

         - incentive programs that increase productivity and encourage entrepreneurship.

Our low cost position enables us to generate a significant amount of net cash flow as the capital investment required to maintain our business is low. This cash flow is available for debt reduction, continued investment in the growth of the business and strategic acquisitions.

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

         ENHANCE OUR LEADERSHIP POSITION IN ELECTRICAL DISTRIBUTION. We will continue to leverage our extensive market presence and brand equity in the WESCO name to further our leadership position in electrical distribution. We are focusing our sales and marketing on existing industries where we are expanding our product and service offerings as well as targeting new clients, both within industries we currently serve and in new markets which provide significant growth opportunities. Markets where we believe such opportunities exist include retail, education, financial services and health care. We are the second largest electrical distributor in the United States and, through our value-added products and services, we believe we have become the industry leader in serving several important and growing markets including:

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

         GROW NATIONAL ACCOUNTS PROGRAMS. From 1994 through 2003, revenue from our national accounts program increased 10% annually. We will continue to invest in the expansion of this program. Through our national accounts program, we coordinate electrical MRO procurement and purchasing activities primarily for large industrial and commercial companies across multiple locations. We have well-established relationships with over 250 companies, providing us with a recurring base of revenue through multi-year agreements. Our objective is to continue to increase revenue generated through our national accounts program by:

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

         EXTEND OUR LEADERSHIP POSITION IN INTEGRATED SUPPLY. We are the largest provider of integrated supply services for MRO goods and services in the United States. We provide a full complement of outsourcing solutions, focusing on improving the supply chain management process for our customers' indirect purchases. Our integrated supply programs replace the traditional multi-vendor, resource-intensive procurement process with a single, outsourced, fully automated process capable of managing all MRO and related service requirements. Our solutions range from timely product delivery to assuming full responsibility for the entire procurement function. Our customers include some of the largest industrial companies in the United States. We will continue to expand our leadership position as the largest integrated supply service provider by:

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

         GAIN SHARE IN KEY LOCAL MARKETS. Significant opportunities exist to gain market share in the highly fragmented local markets. We intend to increase our market share in key geographic markets through a combination of increased sales and marketing efforts at existing branches, acquisitions that expand our product and customer base and new branch openings. We will continue to leverage our existing relationships with preferred suppliers to increase sales of their products in local markets through various initiatives, including sales promotions, cooperative marketing efforts, direct participation by suppliers in national accounts implementation, dedicated sales forces and product exclusivity. To promote growth, we have instituted a compensation system for branch managers that encourages our branch managers to increase sales and optimize business activities in their local markets, including managing the sales force, configuring inventories, targeting potential customers for marketing efforts and tailoring local service options.

         LEAN. Our LEAN initiative was launched in the first half of 2003 and was implemented in approximately 100 branches by the end of the year. LEAN is an organized series of continuous improvement events focusing on simplification, elimination of waste and achieving significant improvement throughout the business enterprise. Although LEAN is most often associated with manufacturing operations, we are applying LEAN thinking to all of our processes, activities and systems. Our focus is in seven key areas: sales, margin, warehouse operations, purchasing, inventory, accounts receivable and accounts payable. Our objective is to have most branches exposed to some or all of the LEAN activities by the end of 2004 and to continuously develop improvement processes for all operations.

         PURSUE STRATEGIC ACQUISITIONS. Since 1995, we have completed and successfully integrated 25 acquisitions, which represented in 2003 annual sales of approximately $1.4 billion. We believe that the highly fragmented nature of the electrical and industrial MRO distribution industry will continue to provide us with acquisition opportunities. Our most recent acquisition was completed in March 2001. We have not been as active in pursuing acquisition candidates given the weak economy in recent years and the uncertainty of future earnings streams of potential acquisition candidates. We would expect our acquisition activities to increase as the economy improves. We expect that any future acquisitions will be financed out of available internally generated funds, additional debt and/or the issuance of equity securities. However, our ability to make acquisitions will be subject to our compliance with certain conditions under the terms of our revolving credit facility. See Part II, Item 7. - "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" for a further description of the revolving credit facility.

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

         LEVERAGE OUR E-COMMERCE AND INFORMATION SYSTEM CAPABILITIES. Our transaction volume via electronic business means continues to increase year over year. Sales volume generated via the Internet has doubled year over year for the last four years. We remain focused on our commitment to "E-enable" our existing customers and to promote our e-commerce capabilities to all potential customers. We continue to invest in information technology to streamline the supply chain for customer and supplier alike, and maximize our efficiencies.

         EXPAND OUR INTERNATIONAL OPERATIONS. Our international sales, the majority of which are in Canada, accounted for approximately 13% of total sales in 2003. We believe that there is significant additional demand for our products and services outside the United States and Canada. Many of our multinational domestic customers are seeking distribution, integrated supply and project management solutions globally. Our approach to international operations is consistent with our domestic philosophy. We follow our established customers and pursue business that we believe utilizes and extends our existing capabilities. This strategy of working through well-developed customer and supplier relationships significantly reduces risks and provides the opportunity to establish a profitable business. We have five locations in Mexico headquartered in Tlalnepantla that serve all of metropolitan Mexico City and the Federal District and the states of Mexico, Morelos and Hidalgo. We continue to pursue growth opportunities in existing locations such as Aberdeen, Scotland and London, England, which support our sales efforts in Europe and the former Soviet Union. We have an operation in Nigeria to serve West Africa and an office in Singapore to support our sales to customers in Asia. We are working toward forming strategic alliances in critical markets, where appropriate.

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

         Representative products that we sell include:

         - Electrical Supplies. Fuses, terminals, connectors, boxes, fittings, tools, lugs, tape and other MRO supplies;

         - Industrial Supplies. Cutting and other tools, abrasives, filters and safety equipment;

         - Power Distribution. Circuit breakers, transformers, switchboards, panelboards and busway;

         -  Lighting. Lamps, fixtures and ballasts;

         -  Wire and Conduit. Wire, cable and metallic and non-metallic conduit;

         - Control, Automation and Motors. Motor control devices, drives, programmable logic controllers, pushbuttons and operator interfaces; and

         - Data Communications. Premise wiring, patch panels, terminals and connectors.

         We purchase products from a diverse group of over 24,000 suppliers. In 2003, our ten largest suppliers accounted for approximately 32% of our purchases. The largest of these was Eaton Corporation, through its Eaton Electrical division, accounting for approximately 13% of total purchases. No other supplier accounted for more than 5% of total purchases.

         Our supplier relationships are important to us, providing access to a wide range of products, technical training and sales and marketing support. We have preferred supplier agreements with over 200 of our suppliers and purchase over 50% of our stock inventory pursuant to these agreements. Consistent with industry practice, most of our agreements with suppliers, including both distribution agreements and preferred supplier agreements, are terminable by either party on 60 days' notice or less.

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

         Construction national accounts. We have a construction national accounts group, comprised of our most experienced construction management personnel, which focuses on serving the complex needs of North America's largest engineering and construction firms and the top 50 U.S. electrical contractors on a multi-regional basis. These contractors typically specialize in building industrial sites, water treatment plants, airport expansions, healthcare facilities, correctional institutions, sports stadiums and convention centers.

MARKETS AND CUSTOMERS

         We have a large base of approximately 100,000 customers diversified across our principal markets. One customer accounted for over 4% of 2003 sales and another customer accounted for 2% of 2003 sales. Except for these two customers, no other customer accounted for more than 2% of 2003 sales.

         Industrial customers. Sales to industrial customers, which include numerous manufacturing and process industries, and OEMs accounted for approximately 41% of our sales in 2003.

         MRO products are needed to maintain and upgrade the electrical and communications networks at industrial sites. Expenditures are greatest in the heavy process industries, such as food processing, metals, pulp and paper and petrochemical. Typically, electrical MRO is the first or second ranked product category by purchase value for total MRO requirements for an industrial site. Other MRO product categories include, among others, lubricants, pipe, valves and fittings, fasteners, cutting tools and power transmission products.

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

         Electrical contractors. Sales to electrical contractors accounted for approximately 36% of our sales in 2003. These customers range from large contractors for major industrial and commercial projects, the customer types we principally serve, to small residential contractors, which represent a small portion of our sales. Electrical products purchased by electrical sub-contractors typically account for approximately 40% to 50% of their installed project cost, and, therefore, accurate cost estimates and competitive material costs are critical to a contractor's success in obtaining profitable projects.

         Utilities. Sales to utilities accounted for approximately 16% of our sales in 2003. This market includes large investor-owned utilities, rural electric cooperatives and municipal power authorities. We provide our utility customers with transmission and distribution products and an extensive range of supplies to meet their MRO and capital projects needs. Full materials management and procurement outsourcing arrangements are also important in this market as cost pressures and deregulation cause utility customers to streamline purchasing and inventory control practices.

         Commercial, institutional and governmental customers ("CIG"). Sales to CIG customers accounted for approximately 6% of our sales in 2003. This fragmented market includes schools, hospitals, property management firms, retailers and government agencies of all types. Through our WR Controls Branch, we have a platform to sell integrated lighting control and distribution equipment in a single package for multi-site specialty retailers, restaurant chains and department stores.

DISTRIBUTION NETWORK

         Branch network. We have approximately 350 branches, of which approximately 290 are located in the United States, approximately 50 are located in Canada and the remainder are located in Mexico, the United Kingdom, Singapore, Puerto Rico, Nigeria and Guam. Over the last three years, we have opened on average seven branches per year, principally to service national account customers. In addition to consolidations in connection with acquisitions, we occasionally close or consolidate existing branch locations to improve operating efficiency.

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

         Our distribution centers add value for our branches, suppliers and customers through the combination of a broad and deep selection of inventory, on-line ordering, same day shipment and central order handling and fulfillment. Our distribution center network reduces the lead-time and improves the reliability of our supply chain, giving us a distinct competitive advantage in customer service. Additionally, the distribution centers reduce the time and cost of supply chain activities through automated replenishment and warehouse management systems, and economies of scale in purchasing, inventory management, administration and transportation.

SALES ORGANIZATION

         Sales force. Our general sales force is based at the local branches and comprises approximately 2,000 of our employees, almost half of whom are outside sales representatives and the remainder are inside sales personnel. Outside sales representatives are paid under a compensation structure which is primarily weighted towards commissions. They are responsible for making direct customer calls, performing on-site technical support, generating new customer relations and developing existing territories. The inside sales force is a key point of contact for responding to routine customer inquiries such as price and availability requests and for entering and tracking orders.

         National accounts. Our national accounts sales force is comprised of an experienced group of sales executives who negotiate and administer contracts, coordinate branch participation and identify sales and service opportunities. National accounts managers' efforts target specific customer industries, including automotive, pulp and paper, petrochemical, steel, mining and food processing.

         Data communications. Sales of premise cable, connectors, hardware, network electronics and outside plant products are generated by our general sales force with support from a group of outside and inside data communications sales representatives. They are supported by customer service representatives and additional resources in product management, purchasing, inventory control and sales management.

         Construction national accounts. We have a sales management group, comprised of our most experienced construction management personnel, which focuses on serving the complex needs of North America's largest engineering and construction firms and the top regional and national electrical contractors. These contractors typically specialize in large, complex projects such as building industrial sites, water treatment plants, airport expansions, healthcare facilities, correctional institutions, sports stadiums and convention centers.

         E-Commerce. We established our initial electronic catalog on the Internet in 1996. Since that time, we have worked with a variety of large customers to establish customized electronic catalogs for their use in internal systems. Additionally, in 1999 we began a process of providing electronic catalogs to multiple e-commerce portals. Our primary e-business strategy is to serve existing customers by tailoring our catalog and Internet-based procurement applications to their internal systems or through their preferred technology and trading exchange partnerships. We believe that we lead our industry in rapid e-implementation to customers' procurement systems and provide integrated procurement functionality using "punch-out" technology, a direct system-to-system link with our customers.

         We continue to enhance "WESCOExpress," a direct ship fulfillment operation responsible for supporting smaller customers and select national account locations. Customers can order from over 65,000 electrical and data communications products stocked in our warehouses through a centralized customer service center or over the Internet on WESCOdirect.com. We also use a proactive sales approach utilizing catalogs, direct mail, e-mail and personal phone selling to provide a high level of customer service. A new 2003-2004 Buyer's Guide was produced and released in 2003.

INTERNATIONAL OPERATIONS

         To serve the Canadian market, we operate a network of approximately 50 branches in nine provinces. Branch operations are supported by two distribution centers located near Montreal and Vancouver. With sales of over US$335 million, Canada represented 10.2% of our total sales in 2003. The Canadian market for electrical distribution is considerably smaller than the U.S. market, with roughly US$3.0 billion in total sales in 2003, according to industry sources.

         We also have five locations in Mexico headquartered in Tlalnepantla, that serve all of metropolitan Mexico City and the Federal District and the states of Mexico, Morelos and Hidalgo.

         We sell to other international customers through domestic export sales offices located within North America and sales offices in international locations. Our operations are in Aberdeen, Scotland and London, England to support sales efforts in Europe and the former Soviet Union. We have an operation in Nigeria to serve West Africa and an office in Singapore to support our sales to Asia. All of the international locations have been established to primarily serve our growing list of customers with global operations referenced under National Accounts above.

         The following table sets forth information about us by geographic area:

                                                   NET SALES                 LONG-LIVED ASSETS
                                            YEAR ENDED DECEMBER 31,             DECEMBER 31,
                                       ----------------------------------   --------------------
                                          2003        2002        2001        2003        2002
                                       ----------  ----------  ----------   ---------   --------
                                                (IN THOUSANDS)
United States....................      $2,872,239  $2,943,740  $3,266,352   $ 491,515   $421,047
Canada...........................         335,695     299,844     311,471      11,926     10,509
Other foreign....................          78,832      82,196      80,210       1,341      1,371
                                       ----------  ----------  ----------   ---------   --------
                                       $3,286,766  $3,325,780  $3,658,033   $ 504,782   $432,927
                                       ==========  ==========  ==========   =========   ========

MANAGEMENT INFORMATION SYSTEMS

         Our branch information system, WESNET, provides processing for a full range of our business operations, such as customer service, inventory and logistics management, accounting and administrative support. The centralized corporate information system leverages decision support, executive information system analysis and retrieval capabilities to provide extensive operational analysis and detailed income statement and balance sheet variance and trend reporting for the branch level. The corporate system also provides activity-based costing capabilities for analyzing profitability by customer, sales representative and shipment type. Sales and margin trends and variances can be analyzed by branch, customer, product category, supplier or account representative.

         The WESNET system operates as a distributed network of fully functional operating units, and every branch (other than our Bruckner Integrated Supply Division and certain acquired branches) utilizes its own computer system to support local business activities. All branch operations are linked through a wide area network to provide centralized information on inventory status in our distribution centers as well as other branches and an increasing number of on-line suppliers. Recent advances in WESNET capabilities make it possible to consolidate administrative and procurement functions, and bring systematic improvement through new pricing systems and controls.

         All of the branch operational data is retrieved and stored on a centralized datawarehouse that provides capabilities similar to the most advanced enterprise resource planning (ERP) packages. WESCO's datawarehouse is considered an 'active' datawarehouse, containing both real-time transactional data from each of WESCO's primary systems, as well as, multiple years of historical transaction data. The centralized information system and datawarehouse technology provide a cost effective, yet powerful mechanism to better monitor, manage and enhance operational processes. These systems have become the principal technology supporting inventory management, purchasing management, automated stock replenishment, margin analysis and both financial and operational oversight.

         We routinely process customer orders, shipping notices, suppliers' purchase orders and funds transfer via EDI transactions with our trading partners. Our e-commerce strategy calls for more effective linkages to both customers and suppliers through greater use of technological advances, including Internet and electronic catalogs, enhanced EDI and other innovative improvements.

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

EMPLOYEES

         As of December 31, 2003, we had approximately 5,200 employees worldwide, of which approximately 4,500 were located in the United States and approximately 700 in Canada and our other international locations. Less than 5% of our employees are represented by unions. We believe our labor relations are generally good.

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

SEASONALITY

         Our operating results are affected by certain seasonal factors. Sales are typically at their lowest during the first quarter due to a reduced level of activity during the winter months. Sales increase during the warmer months beginning in March and continuing through November. Sales drop again slightly in December as the weather cools and also as a result of a reduced level of activity during the holiday season. As a result, we report sales and earnings in the first quarter that are generally lower than that of the remaining quarters.

WEBSITE ACCESS

         Our Internet address is www.wescodist.com. We make available free of charge under the "Investors" heading on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such documents are electronically filed or furnished, as applicable, with the Securities and Exchange Commission.

         In addition, our Charters for our Executive Committee, Nominating and Governance Committee, Audit Committee and Compensation Committee as well as our Independence Standards and Governance Guidelines and our Code of Ethics and Business Conduct for our directors, officers and employees are all available on our website in the "Corporate Governance" link under the Investors heading.

FORWARD LOOKING INFORMATION

         This Annual Report on Form 10-K contains various "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve certain unknown risks and uncertainties, including, among others, those contained in Item 1, "Business" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." When used in this Annual Report on Form 10-K, the words "anticipates," "plans," "believes," "estimates," "intends," "expects," "projects", "will" and similar expressions may identify forward looking statements, although not all forward looking statements contain such words. Such statements, including, but not limited to, our statements regarding business strategy, growth strategy, productivity and profitability enhancement, competition, new product and service introductions and liquidity and capital resources are based on management's beliefs, as well as on assumptions made by, and information currently available to, management, and involve various risks and uncertainties, some of which are beyond our control. Our actual results could differ materially from those expressed in any forward looking statement made by or on our behalf. In light of these risks and uncertainties, there can be no assurance that the forward looking information will in fact prove to be accurate. We have undertaken no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise.

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

         We are and will continue to be for the foreseeable future significantly leveraged. As of December 31, 2003, we had $422.2 million of consolidated indebtedness and stockholders' equity of $167.7 million. We and our subsidiaries may incur additional indebtedness in the future, subject to certain limitations contained in the instruments governing our indebtedness. Accordingly, we will have significant debt service obligations. These amounts exclude our accounts receivable securitization program, through which we sell accounts receivable to a third party conduit and remove these receivables from our consolidated balance sheet. See Part II, Item 7. -"Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates."

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

         - as a result of our interest rate swap agreements, approximately $100 million of our fixed rate indebtedness has been effectively converted to variable rates of interest, which will make us vulnerable to increases in interest rates;

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

         A portion of the purchase commitments under our Receivables Facility ($165 million) requires an annual renewal of its terms. That portion of the arrangement expires on August 31, 2004. The remaining portion of the purchase commitments under the facility ($135 million) has a three-year term. There can be no assurance that available funding or that any sale of assets or additional financing would be possible in amounts on terms favorable to us.

         Over the next three years, we are obligated to pay approximately $84 million relating to earnout agreements associated with past acquisitions. See
Part II, Item 7. - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

RESTRICTIVE DEBT COVENANTS CONTAINED IN OUR REVOLVING CREDIT FACILITY AND THE INDENTURE TO OUR SENIOR SUBORDINATED NOTES MAY LIMIT OUR ABILITY TO TAKE CERTAIN ACTIONS.

         The revolving credit facility and the indenture contain financial and operating covenants that limit the discretion of our management with respect to certain business matters including incurring additional indebtedness and paying dividends. The revolving credit facility also requires us to meet certain fixed charge tests depending on credit line availability. Our ability to comply with these and other provisions of the revolving credit facility and the indenture may be affected by changes in economic or business conditions or other events beyond our control. A failure to comply with the obligations contained in the revolving credit facility or the indenture could result in an event of default under either the revolving credit facility or the indenture which could result in acceleration of the related debt and the acceleration of debt under other instruments evidencing indebtedness that may contain cross-acceleration or cross-default provisions. If the indebtedness under the revolving credit facility were to be accelerated, there can be no assurance that our assets would be sufficient to repay in full such indebtedness and our other indebtedness. See
Part II, Item 7. - "Management's Discussion and Analysis of Financial Condition and Results of Operations U - Liquidity and Capital Resources."

DOWNTURNS IN THE ELECTRICAL DISTRIBUTION INDUSTRY HAVE HAD IN THE PAST, AND MAY IN THE FUTURE HAVE, AN ADVERSE EFFECT ON OUR SALES AND PROFITABILITY.

         The electrical distribution industry is affected by changes in economic conditions, including national, regional and local slowdowns in construction and industrial activity, which are outside our control. Our operating results may also be adversely affected by increases in interest rates that may lead to a decline in economic activity, particularly in the construction market, while simultaneously resulting in higher interest payments under the revolving credit facility. In addition, during periods of economic slowdown such as the one we recently experienced, our credit losses, based on history, could increase. There can be no assurance that economic slowdowns, adverse economic conditions or cyclical trends in certain customer markets will not have a material adverse effect on our operating results and financial condition.

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

LOSS OF KEY SUPPLIERS OR LACK OF PRODUCT AVAILABILITY COULD DECREASE SALES AND EARNINGS.

         Most of our agreements with suppliers are terminable by either party on 60 days' notice or less. Our ten largest suppliers in 2003 accounted for approximately 32% of our purchases for the period. Our largest supplier was Eaton Corporation, through its Eaton Electrical division, accounting for approximately 13% of our purchases. The loss of, or a substantial decrease in the availability of, products from any of these suppliers, or the loss of key preferred supplier agreements, could have a material adverse effect on our business. In addition, supply interruptions could arise from shortages of raw materials, labor disputes or weather conditions affecting products or shipments, transportation disruptions, or other reasons beyond our control. An interruption of operations at any of our five distribution centers could have a material adverse effect on the operations of branches served by the affected distribution center. Furthermore, we cannot be certain that particular products or product lines will be available to us, or available in quantities sufficient to meet customer demand. Such limited product access could put us at a competitive disadvantage.

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

WESCO INTERNATIONAL'S CONTROLLING SHAREHOLDERS OWN APPROXIMATELY 48% OF ITS COMMON STOCK AND CAN EXERCISE SIGNIFICANT INFLUENCE OVER OUR AFFAIRS.

         Approximately 48% of the issued and outstanding shares of common stock of WESCO International is held by Cypress and its affiliates. Accordingly, Cypress and its affiliates can exercise significant influence over our affairs, including the election of our directors, appointment of our management and approval of actions requiring the approval of our stockholders, including the adoption of amendments to our certificate of incorporation and approval of mergers or sales of substantially all of our assets.

EXECUTIVE OFFICERS

         Our executive officers and their respective ages and positions are set forth below.

        NAME                           AGE                 POSITION
---------------------------------      ---    ------------------------------------------
Roy W. Haley.....................       57    Chairman and Chief Executive Officer
William M. Goodwin...............       58    Vice President, Operations
James H. Mehta...................       48    Vice President, Business Development
Robert B. Rosenbaum..............       46    Vice President, Operations
Patrick M. Swed..................       60    Vice President, Operations
Donald H. Thimjon................       60    Vice President, Operations
Ronald P. Van, Jr................       43    Vice President, Operations
Stephen A. Van Oss...............       49    Vice President and Chief Financial Officer
Daniel A. Brailer................       46    Secretary and Treasurer

         Set forth below is biographical information for our executive officers listed above.

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

ITEM 2. PROPERTIES.

         We have approximately 350 branches, of which approximately 290 are located in the United States, approximately 50 are located in Canada and the remainder are located in Puerto Rico, Mexico, Guam, the United Kingdom, Nigeria and Singapore. Approximately 25% of branches are owned facilities, and the remainder are leased.

         The following table summarizes our distribution centers:

LOCATION                                                     SQUARE FEET  LEASED/OWNED
--------                                                     -----------  ------------
Warrendale, PA........................................         194,200      Owned
Sparks, NV............................................         196,800      Leased
Byhalia, MS...........................................         148,000      Owned
Dorval, QE............................................          90,000      Leased
Burnaby, BC...........................................          64,865      Owned

         We also lease our 76,200 square foot headquarters in Pittsburgh, Pennsylvania. We do not regard the real property associated with any single branch location as material to our operations. We believe our facilities are in good operating condition.

ITEM 3. LEGAL PROCEEDINGS.

         From time to time, a number of lawsuits, claims and proceedings have been or may be asserted against us relating to the conduct of our business, including routine litigation relating to commercial and employment matters. While the outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to us, we do not believe, based on information presently available, that the outcome of any of such pending matters is likely to have a material adverse effect on us.

         We reached a final settlement agreement related to an employment and wages claim with the case being dismissed with prejudice. We settled the case for $3.4 million and received a refund of approximately $300,000 of that amount.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of our security holders during the fourth quarter of 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

         On May 17, 1999, we completed our initial public offering of common stock ("the Offering"). Our common stock is listed on the New York Stock Exchange under the symbol "WCC." As of February 27, 2004, there were 41,104,483 shares of common stock outstanding held by approximately 100 holders of record. We have not paid dividends on the common stock, and do not presently plan to pay dividends in the foreseeable future. It is currently expected that earnings will be retained and reinvested to support either business growth or debt reduction. In addition, our revolving credit facility and our indenture restrict our ability to pay dividends. See Part II, Item 7. - "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." The following table sets forth the high and low close price of the shares of common stock for the periods indicated.

                              CLOSING PRICES
                            ------------------
QUARTER                      HIGH         LOW
-------                     -----        ----
 2002
 First                      $7.13        $4.15
 Second                      7.40         6.08
 Third                       7.25         4.23
 Fourth                      5.49         3.14

 2003
 First                      $5.53        $3.44
 Second                      6.00         3.44
 Third                       7.00         5.10
 Fourth                      9.13         5.41

         Our board of directors authorized a $25 million share repurchase program with respect to our common stock which expired in May 2003. Under previous share repurchase programs, we purchased in prior years approximately
3.9 million shares of our common stock at an aggregate purchase price of approximately $32.8 million. No shares were repurchased pursuant to the share repurchase program during 2003.

         In November 2003, our board of directors authorized a special repurchase of the Class B common stock. Pursuant to this authorization, we repurchased 4.3 million shares of Class B common stock in December 2003 from an institutional holder, at a discount to then market prices, for a purchase price of approximately $27.3 million.

ITEM 6. SELECTED FINANCIAL DATA.

                                                                         YEAR ENDED DECEMBER 31,
                                              ---------------------------------------------------------------------------
                                                 2003              2002            2001           2000           1999
                                              -----------       -----------    -----------     -----------    -----------
                                                               (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)
INCOME STATEMENT DATA:
Net sales...................................  $   3,286.8       $   3,325.8    $   3,658.0     $   3,881.1    $   3,423.9
Gross profit................................        610.1             590.8          643.5           684.1          616.6
Selling, general and administrative expenses        501.5             494.4          517.2           524.3          471.2
Depreciation and amortization(1)............         22.5              19.8           31.0            25.0           20.4
Restructuring charge (2) ...................           --                --             --             9.4             --
                                              -----------       -----------    -----------     -----------    -----------
Income from operations......................         86.1              76.6           95.3           125.4          125.0
Interest expense, net.......................         42.3              43.0           45.1            43.8           47.0
Loss on debt extinguishment(3)..............          0.2               1.1             --              --           17.2
Other expenses..............................          4.5               6.6           16.9            24.9           19.5
                                              -----------       -----------    -----------     -----------    -----------
Income before income taxes..................         39.1              25.9           33.3            56.7           41.3
Provision for income taxes(4)...............          9.1               2.8           13.1            23.3           16.7
                                              -----------       -----------    -----------     -----------    -----------
Net income .................................  $      30.0       $      23.1    $      20.2     $      33.4    $      24.6
                                              ===========       ===========    ===========     ===========    ===========
Earnings per common share
   Basic....................................  $      0.67       $      0.51    $      0.45     $      0.74    $      0.57
   Diluted..................................  $      0.65       $      0.49    $      0.43     $      0.70    $      0.53
Weighted average common shares outstanding
   Basic....................................   44,631,459        45,033,964     44,862,087      45,326,475     43,057,894
   Diluted..................................   46,349,082        46,820,093     46,901,673      47,746,607     47,524,539

OTHER FINANCIAL DATA:

Capital expenditures........................  $       8.4       $       9.3    $      13.8     $      21.6    $      21.2
Net cash provided by operating activities...         35.8              20.3          161.3            46.9           66.4
Net cash used by investing activities.......         (9.2)            (23.1)         (69.2)          (60.7)         (71.9)
Net cash (used) provided by financing
   activities...............................        (22.5)            (49.9)         (38.0)           26.0            6.3

BALANCE SHEET DATA:

Total assets................................  $   1,161.2       $   1,019.5    $   1,170.8     $   1,173.1    $   1,039.4
Total long-term debt (including current
   portion).................................        422.2             418.0          452.0           483.3          426.4
Long-term obligations(5)....................         53.0                --             --              --             --
Stockholders' equity........................        167.7             169.3          144.7           125.0          117.3

(1) Effective for 2002, WESCO adopted SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") as described in Note 4 to the Consolidated Financial Statements.

(2) Represents a restructuring charge taken in the fourth quarter of 2000. Cash expenses included in the total amount to $1.4 million.

(3) Represents a charge, relating to the write-off of unamortized debt issuance and other costs associated with the early extinguishment of debt and the 1999 termination of the existing accounts receivable securitization program. Prior year amounts have been adjusted to conform with current presentation.

(4) Benefits of $2.6 million and $5.3 million in 2003 and 2002, respectively, from the resolution of prior year tax contingencies resulted in an unusually low provision for income taxes.

(5)      Includes amounts due under earnout agreements for past acquisitions.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

COMPANY OVERVIEW

         During 2003, we saw a continuation of lower product demand from the majority of the end-markets we serve, although demand for our products strengthened in the fourth quarter consistent with an improving U.S. economy. Our financial results in 2003 reflected the positive impact of our margin improvement and cost containment programs, in the face of weaker product demand. Operating income increased 12.3% on the strength of an 80 basis point improvement in gross margins. Lower fees associated with our Receivables Facility and lower debt levels translated into lower financing costs, which contributed to our income before taxes increasing 50.5% over 2002 performance. In addition, our effective tax rate was 23.2%, versus last year's rate of 11.0%. The combination of all of these factors led to an improvement of $0.16 per share to $0.65 per share.

         Our sales can be categorized as stock, direct ship and special order. Stock orders are filled directly from existing inventory and generally represent approximately 45% of total sales. Approximately 45% of our total sales are direct ship sales. Direct ship sales are typically custom-built products, large orders or products that are too bulky to be easily handled and, as a result, are shipped directly to the customer from the supplier. Special orders are for products that are not ordinarily stocked in inventory and are ordered based on a customer's specific request. Special orders represent the remainder of total sales. Gross profit margins on stock and special order sales are approximately 60% higher than those on direct ship sales. Although direct ship gross margins are lower, operating profit margins are often comparable, since the product handling and fulfillment costs associated with direct shipments are much lower.

         We have historically financed our working capital needs, capital expenditures, acquisitions and new branch openings through internally generated cash flow and borrowings under our credit facilities and funding through our accounts receivable securitization program. During the initial phase of an acquisition or new branch opening, we typically incur expenses related to installing or converting information systems, training employees and other initial operating activities. With some acquisitions, we may incur expenses in connection with the closure of any of our own redundant branches. Historically, the costs associated with opening new branches, and closing branches in connection with certain acquisitions, have not been material. We have accounted for our acquisitions under the purchase method of accounting.

CASH FLOW

         We generated $35.8 million in operating cash flow during 2003. Included in this amount was a $68.0 million cash outflow from a reduction in our Receivables Facility. This operating cash flow, coupled with proceeds from our borrowings, was used for $8.4 million in capital expenditures and $27.3 million in repurchases of our Class B common stock, as more fully described below.

EQUITY ACTIVITY

         During 2003, we completed two equity transactions for the benefit of our shareholders. In November, we purchased from an institutional holder, at a discount to market, approximately 4.3 million shares of our outstanding Class B common stock at a purchase price of $27.3 million, representing about 9.5% of our outstanding common stock. In December, we redeemed at a discount to market, the net equity value of employee held stock options originally granted in 1994 and 1995, representing options to purchase approximately 2.9 million shares or approximately 7% of our common stock outstanding. The cash payment of $20.1 million was made in January 2004. The Company recognized a tax benefit of $7.3 million as a result of this transaction.

FINANCING ACTIVITY

         We completed the following transactions in 2003 to improve our liquidity and capital resources:

         In February 2003, we finalized a $51 million mortgage financing facility, $13 million of which was outstanding as of December 31, 2002. Total borrowings under the mortgage financing are subject to a 22-year amortization schedule with a balloon payment due at the end of the 10-year term. This mortgage financing facility provides additional liquidity and financial flexibility for us as well as locks in longer-term fixed interest rates.

         In June 2003, the issuer called our $100 million in interest rate swap agreements relating to indebtedness under our senior subordinated notes and as a result we received a $4.6 million payment. In September 2003, we entered into a new $50 million interest rate swap agreement and in December 2003 we entered into two additional $25 million interest rate swap agreements with respect to indebtedness under our senior subordinated notes.

         In September 2003, we entered into a new $300 million Receivables Facility agreement with four financial institutions. The new facility provides for a $165 million purchase commitment with a term of 364 days and a $135 million purchase commitment with a term of three years.

         We recorded liabilities of approximately $84 million relating to earnout agreements associated with past acquisitions.

         As of year-end, we had approximately $190 million in available borrowing capacity under our financing facilities, including $30 million under our Receivables Facility, with no significant debt maturities until 2008.

OUTLOOK

         The improvements in operations and capital structure achieved in 2003 have positioned us well for growth in 2004. Management believes that if the overall economic recovery forecasted for 2004 occurs, it will translate into improved product demand and moderate sales growth. Focus on margin expansion and cost containment should continue to drive improved operating performance in 2004. Our operating cash flow will be utilized to fund any required working capital additions, capital expenditures and to the extent available continue our deleveraging efforts, as well as fund earnout payments related to the Bruckner acquisition.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to supplier programs, bad debts, inventories, insurance costs, goodwill, income taxes, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. If actual market conditions are less favorable than those projected by management, additional adjustments to reserve items may be required. We believe the following critical accounting policies affect our judgments and estimates used in the preparation of our consolidated financial statements.

         Allowance for Doubtful Accounts

         We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We have a systematic procedure using estimates based on historical data and reasonable assumptions of collectibility made at the local branch level and at the consolidated corporate basis to calculate the allowance for doubtful accounts. The allowance for doubtful accounts was $11.4 million at December 31, 2003 and $10.3 million at December 31, 2002. The total amount recorded as selling, general and administrative expense related to bad debts was $10.2 million, $9.0 million and $10.3 million for 2003, 2002 and 2001, respectively.

         Excess and Obsolete Inventory

         We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. A systematic procedure is used to determine excess and obsolete inventory using historical data and reasonable assumptions for the percentage of excess and obsolete inventory on a consolidated basis. The valuation allowance for excess and obsolete inventories was $9.8 million at December 31, 2003 and $11.9 million at December 31, 2002. Direct write-offs against the reserve related to inventory disposals during 2003 totaled $5.0 million. The total expense related to excess and obsolete inventories, included in cost of goods sold, was $2.9 million, $1.4 million and $2.6 million for 2003, 2002 and 2001, respectively.

         Supplier Rebates

         We receive rebates from certain suppliers based on contractual arrangements with them. Since there is a lag between actual purchases and the rebates received from the suppliers we must estimate the approximate amount of rebates available at a specific date. The asset recorded for the supplier rebate program is within other accounts receivable and was $15.6 million at December 31, 2003 and $15.9 million at December 31, 2002. The total amount recorded as a reduction to cost of goods sold was $29.3 million, $24.7 million and $31.4 million for 2003, 2002 and 2001, respectively.

         Goodwill

         As described in Note 4 to the Consolidated Financial Statements, we test goodwill for impairment annually or more frequently when events or circumstances occur indicating goodwill might be impaired. This process involves estimating fair value using discounted cash flow analyses. Considerable management judgment is necessary to estimate discounted future cash flows. Assumptions used for these estimated cash flows were based on a combination of historical results and current internal forecasts. Two primary assumptions were an average revenue growth rate of 4% and an average discount rate of 8%. We cannot predict certain events that could adversely affect the reported value of goodwill, which totaled $398.7 million at December 31, 2003 and $314.1 million at December 31, 2002.

         Insurance Programs

         We use commercial insurance for auto, workers' compensation, casualty and health claims as a risk reduction strategy to minimize catastrophic losses. Our strategy involves large deductibles where we must pay all costs up to the deductible amount. We estimate our reserve based on historical incident rates and costs. The assumptions included in developing this accrual include the period of time from incurrence of a medical claim until the claim is paid by the insurance provider. Presently, this period is estimated to be eight weeks. The total liability related to the insurance programs was $6.9 million at December 31, 2003 and $5.8 million at December 31, 2002.

         Taxes

         We record our deferred tax assets at amounts that are expected to be realized. We evaluate future taxable income and potential tax planning strategies in assessing the potential need for a valuation allowance. Should we determine that we would not be able to realize all or part of our deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. We review tax issues and positions taken on tax returns and determine the need and amount of contingency reserves necessary to cover any potential audit adjustments.

         Accounts Receivable Securitization Program

         We maintain an accounts receivable securitization program (the "Receivables Facility"), whereby we sell, on a continuous basis, to WESCO Receivables Corporation, a wholly-owned, special purpose company ("SPC"), an undivided interest in all domestic accounts receivable. The SPC sells without recourse to a third-party conduit, all the eligible receivables while maintaining a subordinated interest, in the form of overcollateralization, in a portion of the receivables.

         We account for the Receivables Facility in accordance with Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." At the time the receivables are sold, the balances are removed from the balance sheet. The Receivables Facility represents "off-balance sheet financing," since the conduit's ownership interest in the accounts receivable of the SPC results in the removal of accounts receivable from our consolidated balance sheets, rather than resulting in the addition of a liability to the conduit.

         We believe that the terms of the agreements governing this facility qualify our trade receivable sales transactions for "sale treatment" under generally accepted accounting principles, which requires us to remove the accounts receivable from our consolidated balance sheets. Absent this "sale treatment," our consolidated balance sheet would reflect additional accounts receivable and debt. Our consolidated statements of operations would not be impacted, except that other expenses would be classified as interest expense.

RESULTS OF OPERATIONS

         The following table sets forth the percentage relationship to net sales of certain items in our Consolidated Statements of Operations for the periods presented:

                                                                                YEAR ENDED DECEMBER 31
                                                                                -----------------------
                                                                                 2003     2002     2001
                                                                                -----    -----    -----
Net sales..................................................................     100.0%   100.0%   100.0%
Gross profit...............................................................      18.6     17.8     17.6
Selling, general and administrative expenses...............................      15.3     14.9     14.1
Depreciation and amortization..............................................       0.7      0.6      0.9
                                                                                -----    -----    -----
     Income from operations................................................       2.6      2.3      2.6
Interest expense...........................................................       1.3      1.3      1.2
Loss on debt extinguishment................................................        --       --       --
Other expenses.............................................................       0.1      0.2      0.5
                                                                                -----    -----    -----
     Net income before income taxes........................................       1.2      0.8      0.9
Provision for income taxes.................................................       0.3      0.1      0.3
                                                                                -----    -----    -----
     Net income ...........................................................       0.9%     0.7%     0.6%
                                                                                =====    =====    =====

         2003 Compared to 2002

         Net Sales. Net sales for 2003 decreased by approximately $39 million, or 1.2%, compared with the prior year. The continuing weakness in the North American economy has adversely affected capital spending and industrial project activity in the major industrial and MRO markets where we participate. These results were somewhat offset by increased sales of approximately $58 million to customers served by our integrated supply and national accounts groups. In addition, sales to international customers improved principally due to the strength of the Canadian dollar.

         Gross Profit. Gross profit in 2003 increased to $610.1 million from $590.8 million as the gross profit percentage improved by 80 basis points to 18.6%. The improvement in gross profit was driven primarily by improved product billing margins which increased 50 basis points over 2002. A primary reason for the improvement is a company-wide focus on pricing, procurement and administration of supplier contracts. Improved performance with supplier volume rebate programs as well as lower inventory adjustments also contributed to the improvement in gross profit.

         Selling, General and Administrative Expenses ("SG&A"). SG&A expenses include costs associated with all personnel, shipping and handling, travel and entertainment, advertising, utilities and bad debts. SG&A expenses increased by $7.1 million, or 1.4%, to $501.5 million. The current year's total includes $4.2 million of expenses associated with discretionary retirement related contributions made in 2003 which had not been made since 1998. Fees and expenses associated with certain legal matters increased SG&A by $3.1 million relating to a settlement agreement with regard to an employment and wages claim which was resolved in 2003. Bad debt expense was $10.2 million for 2003 compared to $9.0 million for 2002. We have seen an increase in low-profile, smaller dollar bankruptcies and troubled accounts as companies try to cope with the prolonged economic downturn. We are monitoring creditworthiness of our customer base closely and believe our credit limits and reserves are appropriate at this time. Shipping and handling expense included in SG&A was $36.2 million in 2003 compared with $37.2 million in 2002.

         Depreciation and Amortization. Depreciation and amortization increased $2.8 million to $22.6 million in 2003 versus $19.8 million in 2002. Amortization increased by $1.7 million due to increased amortization associated with a non-compete agreement and increased amortization of capitalized software due to higher expenditures in prior years. Depreciation increased $1.0 million principally due to a higher level of spending on assets with shorter estimated lives.

         Income from Operations. Income from operations increased $9.5 million to $86.1 million in 2003, compared with $76.6 million in 2002. The increase in operating income is principally attributable to the increase in gross profit partially offset by the increase in SG&A expenses and depreciation and amortization.

         Interest and Other Expenses. Interest expense totaled $42.3 million for 2003, a decrease of $0.7 million from 2002. The decline was primarily due to a lower average amount of indebtedness outstanding during the current period as compared to 2002 as we continued to improve our liquidity by reducing debt. Loss on debt extinguishments related to our recording net charges of $0.2 million and $1.1 million during 2003 and 2002, respectively, related to the write-off of deferred financing costs associated with our revolving credit facilities. The 2003 loss was partially offset by a $0.6 million gain on the repurchase of $21.2 million in outstanding principal amounts of our senior subordinated notes during 2003. Other expenses totaled $4.5 million and $6.6 million in 2003 and 2002, respectively, reflecting costs associated with the accounts receivable securitization program.

         Income Taxes. Income tax expense totaled $9.1 million in 2003, an increase of $6.3 million from 2002. The effective tax rates for 2003 and 2002 were 23.2% and 11.0%, respectively. The 2003 tax provision included a benefit of $2.6 million as a result of the favorable conclusion of an IRS examination. The 2002 tax provision included a $5.3 million benefit for favorable conclusion to other IRS examinations. In addition, the 2002 effective rate was lower than the statutory rate due to deferred taxes being remeasured during the period reflecting the cumulative impact of a change in the expected tax rate that will be applicable when the deferred tax items reverse. The change in estimate was primarily due to state tax reduction initiatives. Additionally, foreign tax credits contributed to the reduction in the effective rate during both 2003 and 2002.

         Net Income. Net income and diluted earnings per share totaled $30.0 million and $0.65 per share, respectively, in 2003, compared with $23.1 million and $0.49 per share, respectively, in 2002.

2002 Compared to 2001

         Net Sales. Net sales for 2002 decreased by approximately $330 million, or 9.1%, to $3.3 billion compared with $3.7 billion in the prior year. The continuing weakness in the North American economy has adversely affected the major industrial and MRO markets where we participate.

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

         Selling, General and Administrative Expenses ("SG&A"). SG&A expenses decreased by $22.8 million, or 4.4%, to $494.4 million. The decrease was primarily due to compensation and benefit program expense reductions in the current period. Employee headcount was reduced by 4.4% since December 2001. Shipping and handling expense included in SG&A was $37.2 million in 2002 compared with $38.2 million in 2001. Bad debt expense was $9.0 million for 2002 compared to $10.3 million for 2001. The improvement in 2002 resulted primarily from reducing exposure to troubled accounts and industries through more stringent credit policies. SG&A expense expressed as a percentage of sales was 14.9% for 2002 compared with 14.1% in 2001. The increase in SG&A expense as a percentage of sales resulted from lower net sales in 2002.

         Depreciation and Amortization. Depreciation and amortization decreased $11.2 million to $19.8 million in 2002 reflecting our adoption of SFAS No. 142. We recorded goodwill amortization expense of $11.9 million in 2001.

         Income from Operations. Income from operations decreased $18.7 million to $76.6 million in 2002, compared with $95.3 million in 2001. The decrease in operating income was principally attributable to lower gross profit caused by the decline in sales, partially offset by the decrease in SG&A expenses and discontinuing amortization of goodwill.

         Interest and Other Expenses. Interest expense totaled $43.0 million for 2002, a decrease of $2.1 million from 2001. The decrease in interest expense resulted primarily from a lower level of average debt as well as lower net interest rates including the full year impact in 2002 of our interest rate swap agreement. Loss on debt extinguishment of $1.1 million represented non-cash charges recognized upon the replacement of our previous revolving credit agreement. Other expenses totaled $6.6 million and $16.9 million in 2002 and 2001, respectively, reflecting costs associated with the Receivables Facility. The $10.3 million decrease was principally due to a decrease in the program's advance rates and a lower average level of securitized accounts receivable.

         Income Taxes. Income tax expense totaled $2.8 million in 2002, a decrease of $10.3 million from 2001. The effective tax rates for 2002 and 2001 were 11.0% and 39.4%, respectively. The decrease in the rate in 2002 was principally related to the reversal of income tax contingency accruals of $5.3 million upon acceptance by the IRS of tax returns filed through 1998 and the expected favorable conclusion of the IRS examination for 1999, as well as a first quarter income tax benefit of approximately $0.7 million related to the re-measurement of deferred taxes related to the cumulative impact of a change in the expected tax rate that will be applicable when these items reverse. The decrease in the effective rate was lower as a result of the creation of a foreign finance company and decreased amortization expense from the adoption of SFAS No. 142.

LIQUIDITY AND CAPITAL RESOURCES

         Total assets were approximately $1.2 billion at December 31, 2003, a $141.7 million increase from December 31, 2002 principally attributable to an increase in goodwill of $84.6 million for amounts earned under acquisition earnout agreements and an increase in accounts receivable attributable to reduced utilization of our Receivables Facility. Stockholders' equity totaled $167.7 million at December 31, 2003, compared with $169.3 million at December 31, 2002.

         The following table sets forth our outstanding indebtedness:

                                                                       DECEMBER 31
                                                                    ------------------
                                                                     2003        2002
                                                                    ------      ------
                                                                      (IN MILLIONS)
Mortgage facility..............................................     $ 50.5      $ 13.3
Revolving credit facility......................................         --        10.0
Senior subordinated notes......................................      370.6       389.0
Other..........................................................        1.1         5.7
                                                                    ------      ------
                                                                     422.2       418.0
Less current portion...........................................       (2.1)       (5.8)
                                                                    ------      ------
                                                                    $420.1      $412.2
                                                                    ======      ======

         The following table sets forth details of our Receivables Facility:

                                                                       DECEMBER 31
                                                                    ------------------
                                                                     2003        2002
                                                                    ------      ------
                                                                      (IN MILLIONS)
Securitized accounts receivable................................    $ 330.0      $346.0
Subordinated retained interest ................................     (105.0)      (53.0)
                                                                   -------      ------
     Net accounts receivable removed from balance sheet........    $ 225.0      $293.0
                                                                   =======      ======

         Our liquidity needs arise from seasonal working capital requirements, capital expenditures, acquisitions and debt service obligations. In addition, certain of our acquisition agreements contain earnout provisions based principally on future earnings targets. The most significant of these agreements relates to the acquisition of Bruckner Supply Company, the terms of which provide for additional contingent consideration to be paid based on achieving earnings targets of earnings before interest, taxes, depreciation and amortization of Bruckner during 2003 and 2004. Under the Bruckner acquisition agreement the maximum remaining earnout available was $80 million. The amount of earnout proceeds earned that is payable in any single year subsequent to achieving the earnings target is capped under this agreement at $30 million per year. As of December 31, 2003, we accrued an $80 million liability ($30 million classified as current and $50 million classified as non-current) for the estimated amount owed based on 2003 performance for contingent consideration relating to the Bruckner agreement. Based on 2003 performance and the accrual of $80 million no further earnout is available. Certain other acquisitions also contain contingent consideration provisions, only one of which could require a significant payment. Management estimates this payment could be up to $20 million and would be made in 2008. To meet our funding requirements, we use a mix of internally generated cash flow, our revolving credit facility, our Receivables Facility and equity transactions.

         In 2004, we anticipate capital expenditures to increase by approximately $7 million from 2003 capital expenditures of approximately $8.4 million. As of February 29, 2004, we have no specific near-term plans to make an acquisition.

         The required annual principal repayments for the next five years and thereafter, as of December 31, 2003 (in thousands):

2004.....................................................       $   2,120
2005.....................................................           1,203
2006.....................................................           1,259
2007.....................................................           1,338
2008.....................................................         380,250
Thereafter...............................................          44,215

Mortgage Financing Facility

         In February 2003, we finalized a mortgage financing facility of $51 million. Total borrowings under the mortgage financing are subject to a 22-year amortization schedule with a balloon payment due at the end of the 10-year term. Proceeds from the borrowings were used primarily to reduce outstanding borrowings under the 2002 Revolving Credit Facility.

2002 Revolving Credit Facility

         In March 2002, WESCO Distribution, Inc. entered into a $290 million revolving credit agreement that is collateralized by substantially all inventory owned by WESCO and also by the accounts receivable of WESCO Canada. During 2003, we executed an amendment reducing the size of this revolving credit facility to $200 million. We recorded a $0.8 million non-cash charge associated with the write-off of deferred financing fees related to this reduction. Availability under the facility, which matures in 2007, is limited to the amount of U.S. and Canadian eligible inventory and Canadian receivables applied against certain advance rates. Borrowings under the facility were used to retire a previous revolving credit facility. Interest on this facility is at LIBOR plus a margin that ranges between 2.0% to 2.75% depending upon the amount of excess availability under the facility. As long as the average daily excess availability for both the preceding and projected succeeding 90-day period is greater than $50 million, then we would be permitted to make acquisitions and repurchase outstanding public stock and bonds.

         The above permitted transactions would also be allowed if such excess availability is between $25 million and $50 million and our fixed charge coverage ratio, as defined by the agreement, is at least 1.25 to 1.0 after taking into consideration the permitted transaction. Additionally, if excess availability under the agreement is less than $50 million, then we must maintain a fixed charge coverage ratio of 1.1 to 1.0. We were in compliance with all such covenants as of December 31, 2003. At December 31, 2003, there were no borrowings outstanding under the facility. At December 31, 2003, we had approximately $161 million available for borrowing under our facility compared to approximately $154 million available at December 31, 2002.

Senior Notes

         At December 31, 2003, we have $378.8 million in aggregate outstanding principal amount of 9.125% senior subordinated notes due 2008. The notes were issued with an average issue price of 98%. During 2003, we repurchased $21.2 million in aggregate principal amount of senior subordinated notes at a net gain of $0.6 million.

Interest Rate Swap Agreements

         In September and October 2001, we entered into four separate fixed-to-floating interest rate swap agreements, each with a notional amount of $25 million. In June 2003, these agreements were called by the issuer and as a result we received a $4.6 million payment. The gain resulting from the settlement of these agreements has been deferred and is being amortized as a reduction of interest expense over the remaining term of the senior subordinated notes.

         In September 2003, we entered into a new $50 million interest rate swap agreement and in December 2003, we entered into two additional $25 million interest rate swap agreements. These agreements have terms expiring concurrently with the maturity of our 9.125% senior subordinated notes and were entered into with the intent of converting $100 million of the senior subordinated notes from a fixed-to-floating rate. Pursuant to these agreements, we receive semi-annual fixed interest payments at the rate of 9.125% commencing December 1, 2003 and make semi-annual variable interest rate payments at six-month LIBOR rates plus a premium in arrears. The LIBOR rates in the agreements reset every six months and at December 31, 2003, the rates ranged from 5.96% to 5.99%. In 2003, for the months they were in existence, the agreements had the effect of reducing the interest cost on $100 million of the senior notes from 9.125% to 6.5%. The agreements can be terminated by the counterparty in accordance with a redemption schedule that is consistent with the redemption schedule for the senior subordinated notes.

         We enter into interest rate swap agreements as a means to hedge our interest rate exposure and maintain certain amounts of variable rate and fixed rate debt. Since the swaps have been designated as hedging instruments, their fair values are reflected in our Consolidated Balance Sheets. Net amounts to be received or paid under the swap agreements are reflected as adjustments to interest expense.

OFF-BALANCE SHEET ARRANGEMENTS

Accounts Receivable Securitization Program

         In September 2003, we entered into a new $300 million Receivables Facility agreement with four financial institutions. The new facility provides for a $165 million purchase commitment with a term of 364 days and a $135 million purchase commitment with a term of three years. Presently, we expect the $165 million portion of the facility to be renewed in September 2004. Under the Receivables Facility, WESCO sells, on a continuous basis, to WESCO Receivables Corporation, a wholly-owned SPC, an undivided interest in all domestic accounts receivable. The SPC sells without recourse to a third-party conduit, all the eligible receivables while maintaining a subordinated interest, in the form of overcollateralization, in a portion of the receivables. WESCO has agreed to continue servicing the sold receivables for the financial institution at market rates; accordingly, no servicing asset or liability has been recorded.

See Note 5 to the Consolidated Financial Statements.

         As of December 31, 2003 and 2002, securitized accounts receivable totaled approximately $330 million and $346 million, respectively, of which the subordinated retained interest was approximately $105 million and $53 million, respectively. Accordingly, approximately $225 million and $293 million of accounts receivable balances were removed from the consolidated balance sheets at December 31, 2003 and 2002, respectively. WESCO reduced its Receivables Facility by $68.0 million in 2003 and by $37.0 million in 2002. Costs associated with the Receivables Facility totaled $4.5 million, $6.6 million and $16.9 million in 2003, 2002 and 2001, respectively. These amounts are recorded as other expenses in the consolidated statements of operations and are primarily related to the discount and loss on the sale of accounts receivables, partially offset by related servicing revenue.

Cash Flow

         An analysis of cash flows for 2003 and 2002 follows:

         Operating Activities. Cash provided by operating activities totaled $35.8 million for the year ended December 31, 2003, compared to $20.3 million a year ago. Cash provided by operations in 2003 and 2002 included net outflows of $68.0 million and $37.0 million, respectively, associated with changes related to our Receivables Facility. In 2003, cash generated by net income of $30.0 million plus adjustments for non-cash items totaling $30.1 million along with cash inflows for reductions in inventory of $25.2 million and increases in accounts payable and other liabilities of $22.8 million were partially offset by the previously mentioned $68 million reduction in our Receivables Facility. In 2002, cash generated by net income of $23.1 million plus adjustments for non-cash items totaling $38.6 million along with cash inflows for reductions in accounts receivable of $79.5 million and reductions in inventory of $41.5 million were partially offset by decreases in accounts payable and the previously mentioned $37.0 million reduction in our Receivables Facility.

         Investing Activities. Net cash used by investing activities was $9.2 million in 2003, compared to $23.1 million in 2002. Cash used for investing activities was higher in 2002 due to $12.4 million more in acquisition payments and $1.0 million more in capital expenditures. Capital expenditures in 2003 were $8.4 million and were for computer equipment and software and branch and distribution center facility improvements. In 2004, we expect to pay $30 million pursuant to an earnout agreement associated with the Bruckner acquisition.

         Financing Activities. Cash used by financing activities in 2003 was $22.3 million primarily due to a $27.3 million payment relating to the repurchase of our Class B common stock from an institutional holder. Additionally, $21.2 million of outflows related to the repurchase of senior notes and a net $10.0 million was used to pay down the 2002 revolving credit facility. Offsetting these payments were net proceeds from debt attributable to borrowing $38.1 million from the mortgage financing facility. Cash used by financing activities was $49.9 million in 2002 that was primarily due to net debt repayments of $45.3 million.

Contractual Cash Obligations and Other Commercial Commitments

         The following summarizes our contractual obligations at December 31, 2003, and the effect such obligations are expected to have on liquidity and cash flow in future periods.

                                                                     (IN MILLIONS)
                                                        ------------------------------------------
                                                                2005 TO  2007 TO   AFTER
                                                         2004     2006    2008      2008    TOTAL
                                                        ------  -------  -------  -------  -------
Contractual cash obligations:
Mortgage facility...................................    $  1.1  $   2.4  $   2.8  $  44.2  $  50.5
Revolving credit facility...........................        --       --       --       --       --
Senior subordinated notes...........................        --       --    378.8       --    378.8
Acquisition earnout agreements......................      31.3     52.0      1.0       --     84.3
Non-cancelable operating leases.....................      24.2     33.3     22.1      5.2     84.8
Other long-term obligations.........................       1.0      0.1       --       --      1.1
                                                        ------  -------  -------  -------  -------
Total contractual cash obligations..................    $ 57.6  $  87.8  $ 404.7  $  49.4  $ 599.5
                                                        ======  =======  =======  =======  =======

                                                                     (IN MILLIONS)
                                                        ------------------------------------------
                                                                2005 TO  2007 TO   AFTER
                                                         2004     2006    2008      2008    TOTAL
                                                        ------  -------  -------  -------  -------
Other commercial commitments:
Standby letters of credit ..........................    $ 14.4  $    --  $    --  $    --  $  14.4

         Purchase orders for inventory requirements and service contracts are not included in the table above. Generally, our purchase orders and contracts contain clauses allowing for cancellation. We do not have significant agreements to purchase material or goods that would specify minimum order quantities.

         Management believes that cash generated from operations, together with amounts available under the credit facility and the Receivables Facility, will be sufficient to meet our working capital, capital expenditures and other cash requirements for the foreseeable future. There can be no assurance, however, that this will be or will continue to be the case.

INFLATION

         The rate of inflation, as measured by changes in the consumer price index, did not have a material effect on our sales or operating results during the periods presented. However, inflation in the future could affect our operating costs. Price changes from suppliers have historically been consistent with inflation and have not had a material impact on the results of operations.

SEASONALITY

         Our operating results are affected by certain seasonal factors. Sales are typically at their lowest during the first quarter due to a reduced level of activity during the winter months. Sales increase during the warmer months beginning in March and continuing through November. Sales drop again slightly in December as the weather cools and also as a result of a reduced level of activity during the holiday season. As a result, we report sales and earnings in the first quarter that are generally lower than that of the remaining quarters.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation requires unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risk and rewards of ownership among their owners and other parties involved. This interpretation, as amended, is effective for all entities subject to this interpretation no later than the end of the first period that ends after March 15, 2004. We are currently evaluating the impact of this interpretation on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

FOREIGN CURRENCY RISKS

         Approximately 90% of our sales are denominated in U. S. dollars and are primarily from customers in the U. S. As a result, currency fluctuations are currently not material to our operating results. We do have foreign subsidiaries located in North America, Europe and Asia and may establish additional foreign subsidiaries in the future. Accordingly, we may derive a more significant portion of our sales from international operations and a portion of these sales may be denominated in foreign currencies. As a result, our future operating results could become subject to fluctuations in the exchange rates of those currencies in relation to the U.S. dollar. Furthermore, to the extent that we engage in international sales denominated in U.S. dollars, an increase in the value of the U. S. dollar relative to foreign currencies could make our products less competitive in international markets. We have and will continue to monitor our exposure to currency fluctuations.

INTEREST RATE RISKS

         Our outstanding indebtedness as of December 31, 2003 is comprised of $422.2 million of fixed-rate borrowings.

         In September and October 2001, we entered into four fixed-to-floating interest rate swap agreements with an aggregate notional amount of $100 million. In June 2003, these agreements were called by the issuer and we received a payment of $4.6 million.

         In September 2003, we entered into a new $50 million interest rate swap agreement and in December 2003, we entered into two additional $25 million interest rate swap agreements. At December 31, 2003, the net fair value of outstanding interest rate derivatives designated as fair value hedges was $0.1 million. These interest rate swap agreements combined to reduce interest expense by approximately $2.6 million in 2003. Our weighted average interest rate was 6.0% on the notional amount of $100 million as of December 31, 2003. The agreements can be terminated under certain conditions. There is no assurance we could find comparable interest rate swap agreements to continue to reduce interest expense at current levels.

         As a result of $100 million in fixed-to-floating interest rate swaps, a hypothetical 10% change in interest rates based on these variable-rate borrowing levels would result in a $0.7 million increase or decrease in annual interest expense.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The information required by this item is set forth in our Consolidated Financial Statements contained in this Annual Report on Form 10-K. Specific financial statements can be found at the pages listed below:

                                                                                                              PAGE
                                                                                                              ----
WESCO International, Inc.

   Report of Independent Auditors........................................................................      31
   Consolidated Balance Sheets as of December 31, 2003 and 2002..........................................      32
   Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001............      33
   Consolidated Statements of Stockholders' Equity for the years ended December 31, 2003, 2002 and 2001..      34
   Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001............      35
   Notes to Consolidated Financial Statements............................................................      36

REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors of WESCO International, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of WESCO International, Inc. and its subsidiaries (collectively, "WESCO") at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of WESCO's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 4 to the Consolidated Financial Statements, WESCO adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." Accordingly, WESCO changed its method of accounting for goodwill in 2002.

                                              /s/ PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania
March 12, 2004

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                        DECEMBER 31
                                                                                ---------------------------
                                                                                    2003          2002
                                                                                -----------    ------------
                                                                                  (DOLLARS IN THOUSANDS,
                                                                                    EXCEPT SHARE DATA)
                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents...............................................   $    27,495    $     22,570
     Trade accounts receivable, net of allowance for doubtful accounts of
       $11,422 and $10,261 in 2003 and 2002, respectively (NOTE 5)...........       266,589         182,249
     Other accounts receivable...............................................        18,223          19,921
     Inventories, net........................................................       320,975         340,350
     Income taxes receivable.................................................        13,628           8,935
     Prepaid expenses and other current assets...............................         9,378           7,433
                                                                                -----------    ------------
         Total current assets................................................       656,288         581,458
Property, buildings and equipment, net (NOTE 8)..............................        98,937         110,174
Goodwill (NOTE 4)............................................................       398,673         314,078
Other assets.................................................................         7,307          13,809
                                                                                -----------    ------------
         Total assets........................................................   $ 1,161,205    $  1,019,519
                                                                                ===========    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable........................................................   $   366,380    $    346,513
     Accrued payroll and benefit costs (NOTES 13 AND 14).....................        47,110          19,736
     Current portion of long-term debt.......................................         2,120           5,778
     Current deferred income taxes (NOTE 11).................................         2,379           3,408
     Deferred acquisition payable (NOTE 6)...................................        31,303           2,000
     Other current liabilities...............................................        30,418          25,441
                                                                                -----------    ------------
         Total current liabilities...........................................       479,710         402,876
Long-term debt (NOTE 9)......................................................       420,042         412,196
Long-term deferred acquisition payable (NOTE 6)..............................        53,040              --
Other noncurrent liabilities.................................................         6,574           5,684
Deferred income taxes (NOTE 11)..............................................        34,151          29,475
                                                                                -----------    ------------
         Total liabilities...................................................       993,517         850,231

Commitments and contingencies (NOTE 15)

STOCKHOLDERS' EQUITY (NOTES 3 AND 10):
     Preferred stock, $.01 par value; 20,000,000 shares authorized, no shares
       issued or outstanding.................................................            --              --
     Common stock, $.01 par value; 210,000,000 shares authorized, 44,999,794
       and 44,483,513 shares issued in 2003 and 2002, respectively...........           450             445
     Class B nonvoting convertible common stock, $.01 par value; 20,000,000 shares authorized, 4,339,431 and 4,653,131, respectively issued in
       2003 and 2002, respectively...........................................            43              46
     Additional capital......................................................       559,651         570,923
     Retained earnings (deficit).............................................      (336,790)       (366,796)
     Treasury stock, at cost; 8,400,499 and 4,033,020 shares in 2003 and
       2002, respectively....................................................       (61,370)        (33,841)
     Accumulated other comprehensive income (loss)...........................         5,704          (1,489)
                                                                                -----------    ------------
         Total stockholders' equity..........................................       167,688         169,288
                                                                                -----------    ------------
         Total liabilities and stockholders' equity..........................   $ 1,161,205    $  1,019,519
                                                                                ===========    ============

    The accompanying notes are an integral part of the consolidated financial statements.

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       YEAR ENDED DECEMBER 31
                                                                ------------------------------------
                                                                   2003         2002        2001
                                                                ----------   ----------   ----------
                                                                  (IN THOUSANDS, EXCEPT SHARE DATA)
Net sales....................................................   $3,286,766   $3,325,780   $3,658,033
Cost of goods sold...........................................    2,676,701    2,735,006    3,014,520
                                                                ----------   ----------   ----------
   Gross profit..............................................      610,065      590,774      643,513

Selling, general and administrative expenses.................      501,462      494,382      517,156
Depreciation and amortization................................       22,558       19,767       30,972
                                                                ----------   ----------   ----------
   Income from operations....................................       86,045       76,625       95,385

Interest expense, net........................................       42,317       42,985       45,140
Loss on debt extinguishment..................................          180        1,073           --
Other expenses (NOTE 5)......................................        4,457        6,597       16,877
                                                                ----------   ----------   ----------
   Income before income taxes................................       39,091       25,970       33,368

Provision for income taxes (NOTE 11).........................        9,085        2,847       13,143
                                                                ----------   ----------   ----------

   Net income ...............................................   $   30,006   $   23,123   $   20,225
                                                                ==========   ==========   ==========

Earnings per share (NOTE 12)
   Basic.....................................................   $     0.67   $     0.51   $     0.45
                                                                ==========   ==========   ==========

   Diluted ..................................................   $     0.65   $     0.49   $     0.43
                                                                ==========   ==========   ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                  ACCUMULATED
                                                      CLASS B              RETAINED                 OTHER
                               COMPREHENSIVE  COMMON   COMMON  ADDITIONAL  EARNINGS   TREASURY   COMPREHENSIVE
                                   INCOME     STOCK    STOCK    CAPITAL    (DEFICIT)   STOCK     INCOME (LOSS)
                               -------------  ------  -------  ----------  ---------  --------   -------------
                                                                   (IN THOUSANDS)
                                              ----------------------------------------------------------------
BALANCE, DECEMBER 31, 2000...                 $  441  $   46   $  569,288  $(410,144) $(33,406)  $     (1,238)
Exercise of stock options,
  including tax benefit......                      2                  709                 (446)
Net income ..................  $     20,225                                   20,225
Translation adjustment.......          (826)                                                             (826)
                               ------------
Comprehensive income.........  $     19,399
                               ============   ------  ------   ----------  ---------  --------   ------------
BALANCE, DECEMBER 31, 2001...                    443      46      569,997   (389,919)  (33,852)        (2,064)
Exercise of stock options,
  including tax benefit......                      2                  926                  (73)
Treasury stock issuance......                                                               84
Net income ..................  $     23,123                                   23,123
Translation adjustment.......           575                                                               575
                               ------------
Comprehensive income.........  $     23,698
                               ============   ------  ------   ----------  ---------  --------   ------------
BALANCE, DECEMBER 31, 2002...                    445      46      570,923   (366,796)  (33,841)        (1,489)
Exercise of stock options,
  including tax benefit......                      2                  937                 (234)
Stock option expense.........                                         605
Redemption of stock options,
  including tax benefit......                                     (12,814)
Repurchase of Class B common
  stock......................                                                          (27,295)
Conversion of Class B common
  stock......................                      3      (3)
Net income ..................  $     30,006                                   30,006
Translation adjustment.......         7,193                                                             7,193
                               ------------
Comprehensive income.........  $     37,199
                               =============  ------  ------   ----------  ---------  --------   ------------
BALANCE, DECEMBER 31, 2003...                 $  450  $   43   $  559,651  $(336,790) $(61,370)  $      5,704
                                              ======  ======   ==========  =========  ========   ============

   The accompanying notes are an integral part of the consolidated financial statements.

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       YEAR ENDED DECEMBER 31
                                                                 ----------------------------------
                                                                   2003         2002        2001
                                                                 ---------   ---------    ---------
                                                                           (IN THOUSANDS)
OPERATING ACTIVITIES:
Net income ....................................................  $  30,006   $  23,123    $  20,225
Adjustments to reconcile net income to net cash provided by
   operating activities:
   Loss on debt extinguishment.................................        180       1,073           --
   Depreciation and amortization...............................     22,558      19,767       30,972
   Accretion of original issue and amortization of purchase
     discounts.................................................      2,898       2,972        1,799
   Amortization of gain on interest rate swap..................       (533)         --           --
   Stock option expense........................................        605          --           --
   Amortization of debt issuance costs ........................      1,248         945        1,168
   Gain on sale of property, buildings and equipment...........       (513)        (43)        (520)
   Deferred income taxes.......................................      3,647      13,918       12,035
   Changes in assets and liabilities, excluding the effects of acquisitions:
     Change in receivables facility............................    (68,000)    (37,000)     (45,000)
     Trade and other receivables...............................     (5,699)     79,488      103,705
     Inventories...............................................     25,238      41,463       46,653
     Prepaid expenses and other current assets.................      1,347      (2,935)      (2,810)
     Other assets..............................................         --       2,623         (836)
     Accounts payable..........................................     12,405    (122,999)       5,680
     Accrued payroll and benefit costs.........................      6,706       3,256      (10,547)
     Other current and noncurrent liabilities..................      3,665      (5,306)      (1,253)
                                                                 ---------   ---------    ---------
         Net cash provided by operating activities.............     35,758      20,345      161,271
INVESTING ACTIVITIES:
Capital expenditures...........................................     (8,379)     (9,349)     (13,820)
Proceeds from the sale of property, buildings and equipment....      1,177         755          933
Acquisitions, net of cash acquired ............................     (2,028)    (14,466)     (56,269)
                                                                 ---------   ---------    ---------
         Net cash used by investing activities.................     (9,230)    (23,060)     (69,156)
FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt.......................    169,180     552,436      766,363
Repayments of long-term debt...................................   (166,811)   (597,710)    (803,548)
Proceeds from interest rate swap...............................      4,563          --           --
Debt issuance costs............................................     (2,389)     (5,201)      (1,262)
Proceeds from exercise of options .............................        438         620          489
Repurchase of Class B common stock.............................    (27,295)         --           --
                                                                 ---------   ---------    ---------
         Net cash used by financing activities.................    (22,314)    (49,855)     (37,958)
                                                                 ---------   ---------    ---------
Effect of exchange rate changes on cash and cash equivalents...        711          83         (179)
Net change in cash and cash equivalents........................      4,925     (52,487)      53,978
Cash and cash equivalents at the beginning of period...........     22,570      75,057       21,079
                                                                 ---------   ---------    ---------
Cash and cash equivalents at the end of period.................  $  27,495   $  22,570    $  75,057
                                                                 =========   =========    =========
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest.........................................  $  38,814   $  38,885    $  41,914
Cash paid (refund) paid for taxes..............................      2,544      (9,061)       3,259
Other non-cash activities:
     Redemption of stock options...............................     20,144          --           --
     (Increase) decrease in fair value of outstanding interest
     rate swaps................................................       (135)     (8,310)       3,176

   The accompanying notes are an integral part of the consolidated financial statements.

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

         WESCO International, Inc. and its subsidiaries (collectively, "WESCO"), headquartered in Pittsburgh, Pennsylvania, is a full-line distributor of electrical supplies and equipment and is a provider of integrated supply procurement services. WESCO currently operates approximately 350 branch locations and five distribution centers in the United States, Canada, Mexico, Puerto Rico, Guam, the United Kingdom, Nigeria and Singapore.

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

         Revenue Recognition

         Revenues are recognized when title, ownership and risk of loss pass to the customer, or services are rendered. In nearly all cases, this occurs at the time of shipment from our distribution point, as the terms of nearly all of WESCO's sales are FOB shipping point.

         Supplier Volume Rebates

         WESCO receives rebates from certain suppliers based on contractual arrangements with such suppliers. An asset, included within other accounts receivable on the balance sheet, represents the estimated amounts due to WESCO under the rebate provisions of such contracts. The corresponding rebate income is recorded as a reduction of cost of goods sold. The appropriate level of such income is derived from the level of actual purchases made by WESCO from suppliers, in accordance with the provisions of Emerging Issues Task Force ("EITF") Issue No. 02-16, "Accounting by a Reseller for Cash Consideration Received from a Vendor."

         Shipping and Handling Costs and Fees

         WESCO records the majority of costs and fees associated with transporting its products to customers as a component of selling, general and administrative expenses. These costs totaled $36.2 million, $37.2 million and $38.2 million in 2003, 2002 and 2001, respectively.

         The remaining shipping and handling costs relate to costs that are billed to our customers. These costs and the related revenue are included in net sales in the consolidated statements of operations.

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

         Allowance for Doubtful Accounts

         WESCO maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. WESCO has a systematic procedure using estimates based on historical data and reasonable assumptions of collectibility made at the local branch level and at the consolidated corporate basis to calculate the allowance for doubtful accounts. If the financial condition of WESCO's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The allowance for doubtful accounts was $11.4 million at December 31, 2003 and $10.3 million at December 31, 2002.

         Inventories

         Inventories primarily consist of merchandise purchased for resale and are stated at the lower of cost or market. Cost is determined principally under the average cost method. The Company makes provisions for obsolete or slow-moving inventories as necessary to properly reflect inventory value. Reserves for excess and obsolete inventories were $9.8 million and $11.9 million at December 31, 2003 and 2002, respectively.

         Property, Buildings and Equipment

         Property, buildings and equipment are recorded at cost. Depreciation expense is determined using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over either their respective lease terms or their estimated lives, whichever is shorter. Estimated useful lives range from five to forty years for buildings and leasehold improvements, and three to seven years for furniture, fixtures and equipment.

         Computer software is accounted for in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Capitalized computer software costs are amortized over its estimated useful life, typically two to five years and are reported at the lower of unamortized cost or net realizable value.

         Expenditures for new facilities and improvements that extend the useful life of an asset are capitalized. Ordinary repairs and maintenance are expensed as incurred. When property is retired or otherwise disposed of, the cost and the related accumulated depreciation are removed from the accounts and any related gains or losses are recorded.

         Goodwill

         Effective January 1, 2002, WESCO adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill is no longer amortized, but will be reduced if it is found to be impaired. Goodwill is tested for impairment annually or more frequently when events or circumstances occur indicating that goodwill might be impaired.

         Prior to the adoption of SFAS No. 142 discussed in Note 4, goodwill arising from acquisitions was amortized on a straight-line basis over periods ranging from 25 to 35 years.

         Intangible Assets

         WESCO's intangible assets consist primarily of non-compete agreements with contractually determined lives. The carrying values of these intangible assets were $1.3 million and $3.2 million at December 31, 2003 and 2002, respectively and are regularly reviewed by evaluating the estimated future undiscounted cash flows to determine recoverability of the assets. Any decrease in value is recognized on a current basis.

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

         Foreign Currency Translation

         The local currency is the functional currency for all of WESCO's operations outside the U. S. Assets and liabilities of these operations are translated to U.S. dollars at the exchange rate in effect at the end of each period. Income statement accounts are translated at the average exchange rate prevailing during the period. Translation adjustments arising from the use of differing exchange rates from period to period are included as a component of stockholders' equity. Gains and losses from foreign currency transactions are included in net income for the period.

         Treasury Stock

         Common stock purchased for treasury is recorded at cost. At the date of subsequent reissue, the treasury stock account is reduced by the cost of such stock on the weighted average cost basis.

         Stock Options

         During the year ended December 31, 2003, WESCO adopted the measurement provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". This change in accounting method was applied on a prospective basis in accordance with SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123." Stock options awarded prior to 2003 are accounted for under the intrinsic value method under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The Company recognized $0.6 million of compensation expense in the year ended December 31, 2003.

         The following table presents the pro forma results as if the fair-value based method of accounting for stock-based awards had been applied to all outstanding options:

                                                              YEAR ENDED DECEMBER 31
    Dollars in thousands, except per share amounts           2003      2002       2001
    ----------------------------------------------         -------   -------    -------
Net income reported.....................................   $30,006   $23,123    $20,225
Add: Stock-based compensation expense included in
    reported net income, net of related tax.............       393        --         --
Deduct: Stock-based employee compensation expense
    determined under SFAS No. 123 for all awards, net
    of related tax......................................    (1,876)   (2,429)    (2,874)
                                                           -------   -------    -------
Pro forma net income....................................   $28,523   $20,694    $17,351

Earnings per share:
     Basic as reported..................................   $  0.67   $  0.51    $  0.45
     Basic pro forma....................................   $  0.64   $  0.46    $  0.39
     Diluted as reported................................   $  0.65   $  0.49    $  0.43
     Diluted pro forma..................................   $  0.62   $  0.44    $  0.37

         The weighted average fair value per option granted was $4.00, $4.57 and $2.99 for the years ended December 31, 2003, 2002 and 2001, respectively.

         For purposes of presenting pro forma results, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and the following assumptions:

                                                              YEAR ENDED DECEMBER 31
                                                              ----------------------
                                                               2003    2002    2001
                                                               ----    ----    ----
Risk-free interest rate................................         4.0%    3.4%    4.9%
Expected life (years)..................................         7.0     6.0     6.0
Stock price volatility.................................        67.0%   75.0%   65.0%
Employee turnover......................................         5.0%    5.0%    5.0%

         Fair Value of Financial Instruments

         For certain of WESCO's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities, the carrying values approximate fair value due to their short maturities. WESCO's senior subordinated notes with an aggregate principal amount of $378.8 million were issued at an average discount of 2% and were trading at a premium of 5% ($397.7 million) at December 31, 2003.

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

         WESCO estimates the fair value of derivatives based on quoted market prices or pricing models using current market rates, and records all derivatives on the balance sheet at fair value. At December 31, 2003, the fair value of interest-rate-related derivatives designated as fair value hedges of debt was $0.1 million and is recorded in non-current assets. Cash flows from derivative instruments are presented in a manner consistent with the underlying transaction.

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

         Recent Accounting Pronouncements

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" This interpretation requires unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risk and rewards of ownership among their owners and other parties involved. This interpretation is effective for all entities subject to this interpretation no later than the end of the first period that ends after March 15, 2004. The Company is currently evaluating the impact of this interpretation on its financial statements.

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

4. GOODWILL

         During the fourth quarter of 2003, WESCO completed its annual impairment review required by SFAS No. 142. Each of WESCO's seven reporting units was tested for impairment by comparing the implied fair value of each reporting unit with its carrying value using discounted cash flow analyses. Considerable management judgment is necessary to estimate discounted future cash flows. Assumptions used for these estimated cash flows were based on a combination of historical results and current internal forecasts. No impairment losses were identified as a result of this review.

         The changes in the carrying amount of goodwill were as follows:


                                                                YEAR ENDED DECEMBER 31
    (In thousands)                                              2003             2002
    --------------                                            --------         --------
Beginning balance January 1, .............................    $314,078         $311,073
Goodwill additions during year ...........................      84,595            3,005
                                                              --------         --------
Ending balance December 31,...............................    $398,673         $314,078
                                                              ========         ========

         In conformity with SFAS No. 142, the results of prior periods have not been restated. The following is a reconciliation of the impact of not amortizing goodwill on prior periods of WESCO's net income and earnings per share:

                                                             YEAR ENDED DECEMBER 31
    Dollars in thousands, except per share amounts         2003      2002         2001
    ----------------------------------------------       -------    -------     --------
Reported net income....................................  $30,006    $23,123     $ 20,225
Goodwill amortization, net of tax .....................       --         --        7,236
                                                         -------    -------     --------
Adjusted net income....................................  $30,006    $23,123     $ 27,461

Basic earnings per share:
    Reported net income ...............................  $  0.67    $  0.51     $   0.45
    Goodwill amortization, net of tax..................       --         --         0.16
                                                         -------    -------     --------
    Adjusted net income................................  $  0.67    $  0.51     $   0.61
                                                         =======    =======     ========

Diluted earnings per share:
    Reported net income................................  $  0.65    $  0.49     $   0.43
    Goodwill amortization, net of tax..................       --         --         0.15
                                                         -------    -------     --------
    Adjusted net income................................  $  0.65    $  0.49     $   0.58
                                                         =======    =======     ========

5. ACCOUNTS RECEIVABLE SECURITIZATION

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

         As of December 31, 2003 and 2002, securitized accounts receivable totaled approximately $330 million and $346 million, respectively, of which the subordinated retained interest was approximately $105 million and $53 million, respectively. Accordingly, approximately $225 million and $293 million of accounts receivable balances were removed from the consolidated balance sheets at December 31, 2003 and 2002, respectively. WESCO reduced its Receivables Facility by $68.0 million in 2003 and by $37.0 million in 2002. Costs associated with the Receivables Facility totaled $4.5 million, $6.6 million and $16.9 million in 2003, 2002 and 2001, respectively. These amounts are recorded as other expenses in the consolidated statements of operations and are primarily related to the discount and loss on the sale of accounts receivables, partially offset by related servicing revenue.

         The key economic assumptions used to measure the retained interest at the date of the securitization for securitizations completed in 2003 were a discount rate of 2% and an estimated life of 1.5 months. At December 31, 2003, an immediate adverse change in the discount rate or estimated life of 10% and 20% would result in a reduction in the fair value of the retained interest of approximately $0.1 million and $0.2 million, respectively. These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this example, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another.

6. ACQUISITIONS

         In 2001, WESCO acquired a distributor serving contractors who install gas, lighting and communication utility infrastructure. Total goodwill recorded as a result of this acquisition was approximately $47 million for the year ended December 31, 2001. A summary of certain information with respect to all acquisitions follows:

                                                                           YEAR ENDED DECEMBER 31
                                                                        -----------------------------
                                                                          2003       2002      2001
                                                                        --------   -------   --------
                                                                                  (IN THOUSANDS)
Details of acquisitions:
   Fair value of assets acquired (including amounts earned under
       acquisition agreements).......................................   $ 84,343   $ 2,000   $ 72,270
   Liabilities assumed...............................................         --        --     (9,586)
   Deferred acquisition payable......................................    (84,343)   (2,000)   (10,000)
   Deferred acquisition payment......................................      2,028    14,466      8,585
   Notes issued to seller............................................         --        --     (5,000)
                                                                        --------   -------   --------
Cash paid for acquisitions...........................................   $  2,028   $14,466   $ 56,269
                                                                        ========   =======   ========

         The 2001 acquisition was accounted for under the purchase method of accounting for business combinations. The results of operations of the acquired company are included in the consolidated financial statements prospectively from the acquisition date. Pro forma results of this acquisition, assuming it had been made at the beginning of each year presented, would not be materially different from the consolidated results reported herein.

         In 1998, WESCO acquired substantially all the assets and assumed substantially all liabilities and obligations relating to the operations of Bruckner Supply Company, Inc. ("Bruckner"). The terms of the purchase agreement provide for additional contingent consideration to be paid based on achieving certain earnings targets. Under the Bruckner acquisition agreement, the maximum remaining earnout available was $80 million. The amount of earnout proceeds payable in any single year subsequent to achieving the earnings target is capped under this agreement at $30 million per year. As a result of Bruckner's performance in 2003, WESCO has recorded a liability of $80 million as of December 31, 2003 ($30 million classified as current and $50 million classified as non-current) for the estimated amount owed based on 2003 performance for contingent consideration relating to the Bruckner agreement. Based on 2003 performance and the accrual of $80 million, no further earnout is available.
The payments accrued were recorded as an increase to goodwill.

         Certain other acquisitions also contain contingent consideration provisions, only one of which could require a significant payment. Management estimates this payment could be up to $20 million and would be made in 2008.

7. CONCENTRATIONS OF CREDIT RISK AND SIGNIFICANT SUPPLIERS

         WESCO distributes its products and services and extends credit to a large number of customers in the industrial, construction, utility and manufactured structures markets. In addition, one supplier accounted for approximately 13%, 13% and 14% of WESCO's purchases for each of the three years, 2003, 2002 and 2001, respectively.

8. PROPERTY, BUILDINGS AND EQUIPMENT

         The following table sets forth the components of property, buildings and equipment:

                                                                               DECEMBER 31
                                                                         ------------------------
                                                                           2003            2002
                                                                         ---------       --------
                                                                              (IN THOUSANDS)
Buildings and leasehold improvements.................................    $  68,488       $ 67,321
Furniture, fixtures and equipment....................................       87,258         80,808
Software costs.......................................................       34,787         31,940
                                                                         ---------       --------
                                                                           190,533        180,069
Accumulated depreciation and amortization............................     (111,600)       (90,981)
                                                                         ---------       --------
                                                                            78,933         89,088
Land.................................................................       18,983         18,349
Construction in progress.............................................        1,021          2,737
                                                                         ---------       --------
                                                                         $  98,937       $110,174
                                                                         =========       ========

         Depreciation expense and capitalized software amortization was $20.7 million, $19.2 million and $18.4 million in 2003, 2002 and 2001, respectively.

9. LONG-TERM DEBT

         The following table sets forth WESCO's outstanding indebtedness:

                                                                               DECEMBER 31
                                                                         ------------------------
                                                                           2003            2002
                                                                         ---------       --------
                                                                              (IN THOUSANDS)
Revolving credit facility...........................................     $       -       $ 10,000
Mortgage facility...................................................        50,489         13,340
Senior subordinated notes (1).......................................       370,607        389,038
Other...............................................................         1,066          5,596
                                                                         ---------       --------
                                                                           422,162        417,974
Less current portion................................................        (2,120)        (5,778)
                                                                         ---------       --------
                                                                         $ 420,042       $412,196
                                                                         =========       ========

------------------
(1) Net of original issue discount of $6,459 and $8,410 and purchase discount of $5,930 and $7,686 in 2003 and 2002, respectively, and of interest rate swaps of $(4,165) and $(5,134) in 2003 and 2002, respectively.

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

         During 2003, the Company executed an amendment reducing the size of this revolving credit facility to $200 million. WESCO recorded a $0.8 million non-cash charge associated with the write-off of deferred financing fees related to this reduction.

         At December 31, 2003, there were no borrowings outstanding under this facility.

         Mortgage Financing Facility

         In February 2003, WESCO finalized a $51 million mortgage financing facility, $13 million of which was outstanding as of December 31, 2002. Borrowings under the mortgage financing are collateralized by 75 domestic properties and are subject to a 22-year amortization schedule with a balloon payment due at the end of the 10-year term. Proceeds from the borrowings were used to reduce outstanding borrowings under the 2002 Revolving Credit Facility. Interest rates on borrowings under this facility are fixed at 6.5%.

         Senior Subordinated Notes

         In June 1998 and August 2001, WESCO Distribution Inc. completed an offering of $300 million and $100 million, respectively, in aggregate principal amount of 9.125% senior subordinated notes due on June 1, 2008. The notes were issued at an average issue price of 98% of par. The net proceeds received from the notes were approximately $376 million. The net proceeds were used to repay outstanding indebtedness. These senior subordinated notes are fully and unconditionally guaranteed by WESCO International, Inc.

         During 2003, WESCO repurchased $21.2 million in aggregate principal amount of senior subordinated notes at a net gain of $0.6 million. As of December 31, 2003, WESCO had outstanding $378.8 million in aggregate principal amount of senior subordinated notes due in 2008.

         The senior subordinated notes bear interest at a stated rate of 9.125% payable semiannually on June 1 and December 1 through June 1, 2008. The effective interest rate for the senior subordinated notes is 9.4%.

         The senior subordinated notes are redeemable at the option of WESCO Distribution, Inc. in whole or in part, at any time after June 1, 2003 at the following prices on the June anniversary:

                                                                                Redemption Price
                                                                                ----------------
2003.................................................................                 104.563%
2004.................................................................                 103.042
2005.................................................................                 101.521
2006 and thereafter..................................................                 100.000

         The noteholders have the right to require WESCO Distribution, Inc., upon a change of control, to repurchase all or any part of the senior subordinated notes at a redemption price equal to 101% of the principal amount provided plus accrued and unpaid interest.

         In September and October 2001, WESCO entered into four separate fixed-to-floating interest rate swap agreements, each with a notional amount of $25 million. In June 2003, these agreements were called by the issuer and as a result the Company received a $4.6 million payment. The gain resulting from the settlement of these agreements has been deferred and is being amortized as a reduction of interest expense over the remaining life of the senior subordinated notes. During 2003, interest expense was reduced by $0.5 million due to amortization of the gain.

         In September 2003, WESCO entered into a new $50 million interest rate swap agreement. In December 2003, WESCO entered into two additional new $25 million interest rate swap agreements. These agreements had terms expiring concurrently with the 9.125% senior subordinated notes with the intent of converting $100 million of the senior subordinated notes to variable rates of interest. Pursuant to these agreements, WESCO receives semi-annual fixed interest payments at the rate of 9.125% and will make semi-annual variable interest rate payments at rates based on six-month LIBOR rates plus a premium in arrears. The LIBOR rates in the agreements reset every six months. These agreements can be terminated by the counter party in accordance with a redemption schedule that is consistent with the redemption schedule for the senior subordinated notes.

         Other

         At December 31, 2003 and 2002, other borrowings primarily consisted of notes issued to sellers in connection with acquisitions.

The following table sets forth the aggregate principal repayment requirements for all indebtedness for the next five years and thereafter (in thousands):

2004.................................................................            $  2,120
2005 ................................................................               1,203
2006.................................................................               1,259
2007.................................................................               1,338
2008.................................................................             380,250
Thereafter...........................................................              44,215

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

         WESCO is permitted to pay dividends under certain limited circumstances. At December 31, 2003 and 2002, no retained earnings were available for dividend payments.

         WESCO had $14.4 million and $16.6 million of outstanding letters of credit at December 31, 2003 and 2002, respectively. These letters of credit are used as collateral for interest rate swap agreements, potential obligation under insurance programs as well as certain foreign commercial transactions. The fair value of the letters of credit approximates the contract value.

10. CAPITAL STOCK

         Preferred Stock

         There are 20 million shares of preferred stock authorized at a par value of $.01 per share. The Board of Directors has the authority, without further action by the stockholders, to issue all authorized preferred shares in one or more series and to fix the number of shares, designations, voting powers, preferences, optional and other special rights and the restrictions or qualifications thereof. The rights, preferences, privileges and powers of each series of preferred stock may differ with respect to dividend rates, liquidation values, voting rights, conversion rights, redemption provisions and other matters.

         Common Stock

         There are 210 million shares of common stock and 20 million shares of Class B common stock authorized at a par value of $.01 per share. The Class B common stock is identical to the common stock, except for voting and conversion rights. The holders of Class B common stock have no voting rights. With certain exceptions, Class B common stock may be converted, at the option of the holder, into the same number of shares of common stock.

The following table sets forth capital stock share activity:

                                                                               CLASS B
                                               COMMON STOCK  TREASURY STOCK  COMMON STOCK
                                               ------------  --------------  ------------
December 31, 2000............................   44,093,664    (3,976,897)     4,653,131
Options exercised............................      176,146       (55,751)            --
                                                ----------    ----------      ---------
December 31, 2001............................   44,269,810    (4,032,648)     4,653,131
Treasury share issuance......................           --        10,000             --
Options exercised............................      213,703       (10,372)            --
                                                ----------    ----------      ---------
December 31, 2002............................   44,483,513    (4,033,020)     4,653,131
Stock repurchase.............................           --    (4,339,431)            --
Converted to common stock....................      313,700            --       (313,700)
Options exercised............................      202,581       (28,048)            --
                                                ----------    ----------      ---------
December 31, 2003............................   44,999,794    (8,400,499)     4,339,431
                                                ==========    ==========      =========

         Previously, WESCO's board of directors authorized a $25 million share repurchase program with respect to its common stock which expired in May 2003. Under previous share repurchase programs, WESCO purchased in prior years approximately 3.9 million shares of its common stock for approximately $32.8 million. No shares were repurchased pursuant to these plans during 2003.

         In November 2003, WESCO's board of directors authorized a special repurchase of the Company's Class B common stock. Pursuant to the authorization,
4.3 million shares of Class B common stock were repurchased from an institutional holder, at a discount to market, for approximately $27.3 million. Prior to the repurchase, 0.3 million Class B shares were converted to 0.3 million shares of common stock when they were sold on the secondary markets by the institutional holder. At December 31, 2003, all the shares of Class B common stock were held in treasury or had been converted to common stock.

11. INCOME TAXES

         The following table sets forth the components of the provision for income taxes:

                                                                                  YEAR ENDED DECEMBER 31
                                                                             ----------------------------------
                                                                              2003          2002         2001
                                                                             -------      --------      -------
                                                                                      (IN THOUSANDS)
Current taxes:
   Federal...........................................................        $ 1,466      $(13,670)     $ 1,051
   State.............................................................           (875)          645       (1,502)
   Foreign...........................................................          4,847         1,954        1,559
                                                                             -------      --------      -------
     Total current...................................................          5,438       (11,071)       1,108
Deferred taxes:
   Federal...........................................................          4,409        14,613        9,990
   State.............................................................          1,091          (176)       2,297
   Foreign...........................................................         (1,853)         (519)        (252)
                                                                             -------      --------      -------
     Total deferred..................................................          3,647        13,918       12,035
                                                                             -------      --------      -------
                                                                             $ 9,085      $  2,847      $13,143
                                                                             =======      ========      =======

         The following table sets forth the components of income before income taxes by jurisdiction:

                                                                                  YEAR ENDED DECEMBER 31
                                                                             ----------------------------------
                                                                              2003          2002         2001
                                                                             -------      --------      -------
                                                                                      (IN THOUSANDS)
United States......................................................          $29,925      $ 19,544      $29,921
Foreign............................................................            9,166         6,426        3,447
                                                                             -------      --------      -------
                                                                             $39,091      $ 25,970      $33,368
                                                                             =======      ========      =======

         The following table sets forth the reconciliation between the federal statutory income tax rate and the effective rate:

                                                                                  YEAR ENDED DECEMBER 31
                                                                             ----------------------------------
                                                                              2003          2002         2001
                                                                             -------      --------      -------
Federal statutory rate.................................................       35.0%         35.0%        35.0%
State taxes, net of federal tax benefit................................        0.4           1.2          1.5
Nondeductible expenses.................................................        2.3           4.2          4.2
Domestic tax benefit from foreign operations...........................       (3.9)         (0.3)        (4.1)
Foreign tax rate differences...........................................       (1.5)         (0.9)         0.4
Favorable impact resulting from prior year tax contingencies(1)........       (6.6)        (20.4)          --
Remeasurement of deferred taxes(2).....................................         --          (2.7)          --
Net operating loss utilization(3)......................................       (1.4)           --           --
Other..................................................................       (1.0)         (5.1)         2.4
                                                                              ----         -----         ----
                                                                              23.3%         11.0%        39.4%
                                                                              ====         =====         ====

---------------
(1)Represents a benefit of $2.6 million during 2003 and $5.3 million during 2002 from the resolution of prior year tax contingencies.

(2)Reflects a decrease in the rate applied to deferred tax items. Management believes this revised estimate reflects the rate that will be in effect when these items reverse.

(3)Represents the recognition of a $0.6 million benefit associated with the utilization of a net operating loss.

         As of December 31, 2003, the Company had net operating loss carryforward for state income tax purposes of approximately $12.8 million, which will expire beginning in 2006. The realization of these state deferred tax assets is dependent upon future earnings, if any, and the timing and amount are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by approximately $1.7 million during 2003.

         Utilization of the Company's state net operating loss carryforwards is subject to a substantial annual limitation imposed by state statute. Such an annual limitation could result in the expiration of the net operating loss and tax credit carryforwards before utilization.

         The following table sets forth deferred tax assets and liabilities:

                                                                      DECEMBER 31
                                                      -----------------------------------------
                                                           2003                 2002
                                                      -------------------   -------------------
                                                                   (IN THOUSANDS)

                                                      Assets  Liabilities   Assets  Liabilities
Accounts receivable................................   $2,266  $        --   $1,107  $        --
Inventory..........................................       --        3,587       --        1,920
Other..............................................    2,899        3,957    2,490        5,085
                                                      ------  -----------   ------  -----------
     Current deferred tax .........................    5,165        7,544    3,597        7,005
                                                      ------  -----------   ------  -----------
Intangibles........................................       --       28,985       --       22,403
Property, buildings and equipment..................       --        5,043       --        6,943
Other..............................................       --          123       --          129
                                                      ------  -----------   ------  -----------
     Long-term deferred tax........................   $   --  $    34,151   $   --  $    29,475
                                                      ------  -----------   ------  -----------

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

         The following table sets forth the details of basic and diluted earnings per share:

                                                                    YEAR ENDED DECEMBER 31
                                                         -------------------------------------------
                                                             2003            2002            2001
                                                         -----------     -----------     -----------
                                                          (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
Net income ...........................................   $    30,006     $    23,123     $    20,225
Weighted average common shares outstanding used in
   computing basic earnings per share ................    44,631,459      45,033,964      44,862,087
Common shares issuable upon exercise of dilutive stock
   options ...........................................     1,717,623       1,786,129       2,039,586
                                                         -----------     -----------     -----------

Weighted average common shares outstanding and common
   share equivalents used in computing diluted
   earnings per share ................................    46,349,082      46,820,093      46,901,673
                                                         ===========     ===========     ===========
Earnings per share
   Basic .............................................   $      0.67     $      0.51     $      0.45
   Diluted ...........................................   $      0.65     $      0.49     $      0.43

         Options to purchase 5.5 million and 5.3 million shares of common stock at a weighted average exercise price of $9.24 per share and $8.37 per share were outstanding as of December 31, 2003 and 2002, respectively, but were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of WESCO common stock.

13. EMPLOYEE BENEFIT PLANS

         A majority of WESCO's employees are covered by defined contribution retirement savings plans for their service rendered subsequent to WESCO's formation. U.S. employee contributions of not more than 6% of eligible compensation are matched 50% by WESCO. WESCO's contributions for Canadian employees range from 1% to 6% of eligible compensation based on years of service. For the years ended December 31, 2003, 2002 and 2001, WESCO contributed $9.5 million, $4.9 million and $5.5 million, respectively, which was charged to expense. Contributions may be taken in the form of WESCO's stock at the employee's election.

         In addition, employer contributions may be made at the discretion of the Board of Directors and can be based on WESCO's financial performance. For 2003, an employer contribution of approximately $4.2 million is included in the total contribution of $9.5 million. No such contributions were made during 2002 or 2001.

14. STOCK INCENTIVE PLANS

         Stock Purchase Plans

         In connection with the Recapitalization, WESCO established a stock purchase plan ("1998 Stock Purchase Plan") under which certain employees may be granted an opportunity to purchase WESCO's common stock. The maximum number of shares available for purchase may not exceed 427,720. There were no shares issued in 2003, 2002 or 2001.

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

         Options granted vest and become exercisable over periods ranging from three to four years or earlier based on WESCO achieving certain financial performance criteria. If the financial performance criteria are not met, all the options will vest after nine years and nine months. All options vest immediately in the event of a change in control. Each option terminates on the tenth anniversary of its grant date unless terminated sooner under certain conditions.

         During December 2003, in a privately negotiated transaction with 19 employees, WESCO redeemed the net equity value of stock options originally granted in 1994 and 1995, representing approximately 2.9 million shares. The options held by the employees had a weighted average price of $1.75. The options were redeemed at a price of $8.63 per share. The cash payment of $20.1 million was made in January 2004. The Company recognized a tax benefit of $7.3 million as a result of this transaction.

         All awards under WESCO's stock incentive plans are designed to be issued at fair market value.

The following sets forth shares of common stock reserved for future issuance at December 31, 2003:

Stock Purchase Plan......................................                135,830
LTIP.....................................................              4,927,736

         The following table sets forth a summary of stock option activity and related information for the years indicated:

                                       2003                     2002                     2001
                             ----------------------    ---------------------    ---------------------
                                           WEIGHTED                 WEIGHTED                 WEIGHTED
                                           AVERAGE                  AVERAGE                  AVERAGE
                                           EXERCISE                 EXERCISE                 EXERCISE
                               OPTIONS      PRICE       OPTIONS      PRICE       OPTIONS      PRICE
                             ----------    --------    ---------    --------    ---------    --------
Beginning of year ........    9,840,114    $   5.99    9,999,077    $   5.96    9,588,306    $   6.13
Granted ..................    1,093,500        5.92      275,500        6.74      907,350        4.70
Exercised ................     (202,581)       2.63     (213,703)       2.92     (176,146)       2.78
Redeemed .................   (2,920,890)       1.75           --          --           --          --
Cancelled ................     (155,321)       8.91     (220,760)       8.24     (320,433)       9.50
                             ----------                ---------                ---------
End of year ..............    7,654,822        7.64    9,840,114        5.99    9,999,077        5.96
                             ==========                =========                =========

Exercisable at end of year    3,463,309    $   7.38    6,477,016    $   4.70    6,330,661    $   4.32

         The following table sets forth exercise prices for options outstanding as of December 31, 2003:

                              OPTIONS      OPTIONS         WEIGHTED AVERAGE
RANGE OF EXERCISE  PRICES   OUTSTANDING  EXERCISABLE  REMAINING CONTRACTUAL LIFE
--------------------------  -----------  -----------  --------------------------
              $  1.73          136,177      136,177              1.1
              $  1.98          360,964      360,964              2.0
              $  3.38          799,888      799,888              3.0
              $  4.34           60,112       60,112              3.9
    $  4.50 - $  7.75        2,539,601      352,157              8.4
    $  8.13 - $  9.31           48,000           --              6.4
    $  9.75 - $  9.88          913,500           --              6.4
              $ 10.75        2,787,405    1,744,836              4.6
              $ 18.00            9,175        9,175              5.4
                             ---------    ---------
                             7,654,822    3,463,309
                             =========    =========

15. COMMITMENTS AND CONTINGENCIES

         Future minimum rental payments required under operating leases, primarily for real property that have noncancelable lease terms in excess of one year as of December 31, 2003, are as follows:

                                                                            (IN THOUSANDS)
                                                                            --------------
2004..................................................................         $24,215
2005..................................................................          18,973
2006..................................................................          14,279
2007..................................................................          10,876
2008..................................................................          11,264
Thereafter............................................................           5,250

         Rental expense for the years ended December 31, 2003, 2002 and 2001, was $32.3 million, $32.9 million and $32.5 million, respectively.

         WESCO has litigation arising from time to time in the normal course of business. In management's opinion, any present litigation WESCO is aware of will not materially affect WESCO's consolidated financial position, results of operations or cash flows.

         We reached a final settlement agreement related to an employment and wages claim with the case being dismissed with prejudice. We settled the case for $3.4 million and received a refund of approximately $300,000 of that amount.

16. SEGMENTS AND RELATED INFORMATION

         WESCO is engaged principally in one line of business - the sale of electrical products and maintenance repair and operating supplies - which represents more than 90% of the consolidated net sales, income from operations and assets for 2003, 2002 and 2001. WESCO has over 215,000 product stock keeping units and markets over one million products for direct shipment customers. It is impractical to disclose net sales by product, major product group or service group. There were no material amounts of sales or transfers among geographic areas and no material amounts of export sales.

         The following table sets forth information about WESCO by geographic area:

                                              NET SALES                 LONG-LIVED ASSETS
                                       YEAR ENDED DECEMBER 31              DECEMBER 31
                                 ----------------------------------  ----------------------
                                    2003        2002       2001         2003        2002
                                 ----------  ----------  ----------  ----------  ----------
                                           (IN THOUSANDS)                (IN THOUSANDS)
United States .................  $2,872,239  $2,943,740  $3,266,352  $  491,515  $  421,047
Canada ........................     335,695     299,844     311,471      11,926      10,509
Other foreign .................      78,832      82,196      80,210       1,341       1,371
                                 ----------  ----------  ----------  ----------  ----------
                                 $3,286,766  $3,325,780  $3,658,033  $  504,782  $  432,927
                                 ==========  ==========  ==========  ==========  ==========

17. OTHER FINANCIAL INFORMATION

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

                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                                            DECEMBER 31, 2003
                                       ---------------------------------------------------------------------------------
                                                                             (IN THOUSANDS)

                                                                                            Consolidating
                                           WESCO                                                 and
                                       International,         WESCO          Non-Guarantor   Eliminating
                                           Inc.         Distribution, Inc.   Subsidiaries      Entries      Consolidated
                                       --------------   ------------------   -------------  -------------   ------------
Cash and cash equivalents ...........  $            1       $    16,421       $    11,073   $          --   $   27,495
Trade accounts receivable ...........              --            39,900           226,689              --      266,589
Inventories .........................              --           272,597            48,378              --      320,975
Other current assets ................              --            37,259             7,691          (3,721)      41,229
                                       --------------       -----------       -----------   -------------   ----------
   Total current assets .............               1           366,177           293,831          (3,721)     656,288
Intercompany receivables, net .......              --           203,243            45,156        (248,399)          --
Property, buildings and equipment,
   net ..............................              --            29,687            69,250              --       98,937
Goodwill and other intangibles, net..              --           360,655            38,018              --      398,673
Investments in affiliates and other
   noncurrent assets ................         410,382           361,824             3,727        (768,626)       7,307
                                       --------------       -----------       -----------   -------------   ----------
   Total assets .....................  $      410,383       $ 1,321,586       $   449,982   $  (1,020,746)  $1,161,205
                                       ==============       ===========       ===========   =============   ==========

Accounts payable ....................              --       $   345,632       $    20,748   $          --   $  366,380
Other current liabilities ...........              --           105,521            11,530          (3,721)     113,330
                                       --------------      ------------      ------------   -------------   ----------
   Total current liabilities ........              --           451,153            32,278          (3,721)     479,710
Intercompany payables, net ..........         248,399                --                --        (248,399)          --
Long-term debt ......................              --           370,642            49,400              --      420,042
Other noncurrent liabilities ........              --            89,409             4,356              --       93,765
Stockholders' equity ................         161,984           410,382           363,948        (768,626)     167,688
                                       --------------       -----------       -----------   -------------   ----------
   Total liabilities and
   stockholders' equity .............  $      410,383       $ 1,321,586       $   449,982   $  (1,020,746)  $1,161,205
                                       ==============       ===========       ===========   =============   ==========

                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                                            DECEMBER 31, 2002
                                       ---------------------------------------------------------------------------------
                                                                             (IN THOUSANDS)

                                                                                            Consolidating
                                           WESCO                                                 and
                                       International,         WESCO          Non-Guarantor   Eliminating
                                           Inc.         Distribution, Inc.   Subsidiaries      Entries      Consolidated
                                       --------------   ------------------   -------------  -------------   ------------
Cash and cash equivalents ...........  $            4     $       12,449     $      10,117  $          --   $     22,570
Trade accounts receivable ...........              --             45,381           136,868             --        182,249
Inventories .........................              --            300,064            40,286             --        340,350
Other current assets ................              --             29,584             8,479         (1,774)        36,289
                                       --------------     --------------     -------------  -------------   ------------
   Total current assets .............               4            387,478           195,750         (1,774)       581,458
Intercompany receivables, net .......              --            174,970            42,144       (217,114)            --
Property, buildings and equipment,
   net ..............................              --             41,822            68,352             --        110,174
Goodwill and other intangibles, net .              --            247,671            66,407             --        314,078
Investments in affiliates and other
   noncurrent assets ................         387,887            347,678             1,081       (722,837)        13,809
                                       --------------     --------------     -------------  -------------   ------------
   Total assets .....................  $      387,891     $    1,199,619     $     373,734  $    (941,725)  $  1,019,519
                                       ==============     ==============     =============  =============   ============
Accounts payable ....................  $           --     $      340,748     $       5,765  $          --   $    346,513
Other current liabilities ...........              --             43,423            14,714         (1,774)        56,363
                                       --------------     --------------     -------------  -------------   ------------

   Total current liabilities ........              --            384,171            20,479         (1,774)       402,876
Intercompany payables, net ..........         217,114                 --                --       (217,114)            --
Long-term debt ......................              --            398,856            13,340             --        412,196
Other noncurrent liabilities ........              --             28,705             6,454             --         35,159
Stockholders' equity ................         170,777            387,887           333,461       (722,837)       169,288
                                       --------------     --------------     -------------  -------------   ------------
   Total liabilities and
   stockholders' equity .............  $      387,891     $    1,199,619     $     373,734  $    (941,725)  $  1,019,519
                                       ==============     ==============     =============  =============   ============

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                                                                  YEAR ENDED DECEMBER 31, 2003
                                       ---------------------------------------------------------------------------------
                                                                          (IN THOUSANDS)

                                                                                            Consolidating
                                           WESCO                                                 and
                                       International,         WESCO          Non-Guarantor   Eliminating
                                           Inc.         Distribution, Inc.   Subsidiaries      Entries      Consolidated
                                       --------------   ------------------   -------------  -------------   ------------
Net sales............................  $           --   $        2,806,044   $     480,722  $          --   $  3,286,766
Cost of goods sold...................              --            2,287,972         388,729             --      2,676,701
Selling, general and administrative
   expenses..........................              --              429,567          71,895             --        501,462
Depreciation and amortization........              --               19,391           3,167             --         22,558
Results of affiliates' operations....          22,495               26,889              --        (49,384)            --
Interest expense (income), net.......         (11,559)              58,233          (4,357)            --         42,317
Other (income) expense...............              --               24,884         (20,247)            --          4,637
Provision for income taxes...........           4,048               (9,609)         14,646             --          9,085
                                       --------------   ------------------   -------------  -------------   ------------

   Net income (loss).................  $       30,006   $           22,495   $      26,889  $     (49,384)  $     30,006
                                       ==============   ==================   =============  =============   ============

                                                                  YEAR ENDED DECEMBER 31, 2002
                                       ---------------------------------------------------------------------------------
                                                                          (IN THOUSANDS)

                                                                                            Consolidating
                                           WESCO                                                 and
                                       International,         WESCO          Non-Guarantor   Eliminating
                                           Inc.         Distribution, Inc.   Subsidiaries      Entries      Consolidated
                                       --------------   ------------------   -------------  -------------   ------------
Net sales............................  $           --   $        2,872,225   $     453,555  $          --   $  3,325,780
Cost of goods sold...................              --            2,364,344         370,662             --      2,735,006
Selling, general and administrative
   expenses..........................              --              427,307          67,075             --        494,382
Depreciation and amortization........              --               15,004           4,763             --         19,767
Results of affiliates' operations....          15,289               55,894              --        (71,183)            --
Interest expense (income), net.......         (12,056)              53,338           1,703             --         42,985
Other (income) expense...............              --               68,942         (61,272)            --          7,670
Provision for income taxes...........           4,222              (16,105)         14,730             --          2,847
                                       --------------   ------------------   -------------  -------------   ------------

   Net income (loss).................  $       23,123   $           15,289   $      55,894  $     (71,183)  $     23,123
                                       ==============   ==================   =============  =============   ============

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                                                                  YEAR ENDED DECEMBER 31, 2001
                                       ---------------------------------------------------------------------------------
                                                                          (IN THOUSANDS)

                                                                                            Consolidating
                                           WESCO                                                 and
                                       International,         WESCO          Non-Guarantor   Eliminating
                                           Inc.         Distribution, Inc.   Subsidiaries      Entries      Consolidated
                                       --------------   ------------------   -------------  -------------   ------------
Net sales............................  $           --   $        3,203,752   $     454,281  $          --   $  3,658,033
Cost of goods sold...................              --            2,643,448         371,072             --      3,014,520
Selling, general and administrative
   expenses..........................              --              487,204          29,952             --        517,156
Depreciation and amortization........              --               24,974           5,998             --         30,972
Results of affiliates' operations....          15,572               93,384              --       (108,956)            --
Interest expense (income), net.......          (7,162)              59,045          (6,743)            --         45,140
Other (income) expense...............              --               91,897         (75,020)            --         16,877
Provision for income taxes...........           2,509              (25,004)         35,638             --         13,143
                                       --------------   ------------------   -------------  -------------   ------------

   Net income (loss).................  $       20,225   $           15,572   $      93,384  $    (108,956)  $     20,225
                                       ==============   ==================   =============  =============   ============

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED DECEMBER 31, 2003
                                       ---------------------------------------------------------------------------------
                                                                          (IN THOUSANDS)

                                                                                            Consolidating
                                           WESCO                                                 and
                                       International,         WESCO          Non-Guarantor   Eliminating
                                           Inc.         Distribution, Inc.   Subsidiaries      Entries      Consolidated
                                       --------------   ------------------   -------------  -------------   ------------
Net cash (used) provided by
   operating activities..............  $       (4,431)  $           74,303   $    (34,114)  $          --   $     35,758
Investing activities:
   Capital expenditures..............              --               (7,978)          (401)             --         (8,379)
   Acquisitions......................              --               (2,028)            --              --         (2,028)
   Other.............................              --                1,177             --              --          1,177
                                       --------------   ------------------   ------------   -------------   ------------
   Net cash used by investing
   activities........................              --               (8,829)          (401)             --         (9,230)
Financing activities:
   Net borrowings (repayments) ......          31,285              (66,065)        37,149              --          2,369
   Equity transactions...............         (26,857)                  --             --              --        (26,857)
   Other.............................              --                4,563         (2,389)             --          2,174
                                       --------------   ------------------   ------------   -------------   ------------
   Net cash provided (used) provided
   by financing activities...........           4,428              (61,502)        34,760              --        (22,314)
                                       --------------   ------------------   ------------   -------------   ------------
Effect of exchange rate changes on
   cash and cash equivalents                       --                   --            711              --            711
                                       --------------   ------------------   ------------   -------------   ------------
Net change in cash and cash
   equivalents.......................              (3)               3,972            956              --          4,925
Cash and cash equivalents at
   beginning of period...............               4               12,449         10,117              --         22,570
                                       --------------   ------------------   ------------   -------------   ------------
Cash and cash equivalents at end of
   period............................  $            1   $           16,421   $     11,073   $          --   $     27,495
                                       ==============   ==================   ============   =============   ============

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED DECEMBER 31, 2002
                                                                          (IN THOUSANDS)

                                                                                            Consolidating
                                           WESCO                                                 and
                                       International,         WESCO          Non-Guarantor   Eliminating
                                           Inc.         Distribution, Inc.   Subsidiaries      Entries      Consolidated
                                       --------------   ------------------   -------------  -------------   ------------
Net cash provided (used) by
   operating activities.............   $        8,154   $           59,642   $    (47,451)  $          --   $     20,345
Investing activities:
   Capital expenditures.............               --               (8,944)          (405)             --         (9,349)
   Acquisitions.....................               --              (14,466)            --              --        (14,466)
   Other............................               --                  755             --              --            755
                                       --------------   ------------------   ------------   -------------   ------------
   Net cash used by investing
   activities.......................               --              (22,655)          (405)             --        (23,060)
Financing activities:
   Net (repayments) borrowings .....           (8,772)             (37,214)           712              --        (45,274)
   Equity transactions..............              620                   --             --              --            620
   Other............................               --               (5,201)            --              --         (5,201)
                                       --------------   ------------------   ------------   -------------   ------------
   Net cash (used) provided by
   financing activities.............           (8,152)             (42,415)           712              --        (49,855)
                                       --------------   ------------------   ------------   -------------   ------------
Effect of exchange rate changes on
   cash and cash equivalents                       --                   --             83              --             83
                                       --------------   ------------------   ------------   -------------   ------------
Net change in cash and cash
   equivalents......................                2               (5,428)       (47,061)             --        (52,487)
Cash and cash equivalents at
   beginning of period..............                2               17,877         57,178              --         75,057
                                       --------------   ------------------   ------------   -------------   ------------
Cash and cash equivalents at end of
   period...........................   $            4   $           12,449      $  10,117   $          --   $     22,570
                                       ==============   ==================   ============   =============   ============

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED DECEMBER 31, 2001
                                       ---------------------------------------------------------------------------------
                                                                          (IN THOUSANDS)

                                                                                            Consolidating
                                           WESCO                                                 and
                                       International,         WESCO          Non-Guarantor   Eliminating
                                           Inc.         Distribution, Inc.   Subsidiaries      Entries      Consolidated
                                       --------------   ------------------   -------------  -------------   ------------
Net cash provided (used) by
   operating activities..............  $        9,551   $           42,793   $    115,085   $      (6,158)  $    161,271
Investing activities:
   Capital expenditures..............              --              (11,654)        (2,166)             --        (13,820)
   Acquisitions......................              --              (10,496)       (45,773)             --        (56,269)
   Other.............................              --                  933             --              --            933
                                       --------------   ------------------   ------------   -------------   ------------
   Net cash used by investing
   activities........................              --              (21,217)       (47,939)             --        (69,156)
Financing activities:
   Net repayments ...................         (10,048)             (17,397)        (9,740)             --        (37,185)
   Equity transactions...............             489                   --             --              --            489
   Other.............................              --               (1,213)           (49)             --         (1,262)
                                       --------------   ------------------   ------------   -------------   ------------
   Net cash used by financing
   activities........................          (9,559)             (18,610)        (9,789)             --        (37,958)
                                       --------------   ------------------   ------------   -------------   ------------
Effect of exchange rate changes on
   cash and cash equivalents                       --                   --           (179)             --           (179)
                                       --------------   ------------------   ------------   -------------   ------------
Net change in cash and cash
   equivalents.......................              (8)               2,966         57,178          (6,158)        53,978
Cash and cash equivalents at
   beginning of period...............              10               14,911             --           6,158         21,079
                                       --------------   ------------------   ------------   -------------   ------------
Cash and cash equivalents at end of
   period............................  $            2   $           17,877   $     57,178   $          --   $     75,057
                                       ==============   ==================   ============   =============   ============

18. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

         The following table sets forth selected quarterly financial data for the years ended December 31, 2003 and 2002:

                                                          FIRST    SECOND    THIRD     FOURTH
                                                         QUARTER   QUARTER  QUARTER   QUARTER
                                                        --------  --------  --------  --------
                                                          (IN THOUSANDS, EXCEPT SHARE DATA)
2003
Net sales............................................   $790,807  $820,238  $825,601  $850,120
Gross profit.........................................    145,432   150,900   153,659   160,074
Income from operations...............................     18,559    18,959    23,528    24,999
Income before income taxes ..........................      6,761     7,167    11,772    13,391
Net income ..........................................      4,840     7,350     8,373     9,443
Basic earnings per share.............................       0.11      0.16      0.19      0.21
Diluted earnings per share...........................       0.10      0.16      0.18      0.21

2002
Net sales............................................   $808,917  $848,449  $852,949  $815,465
Gross profit.........................................    145,644   149,453   146,487   149,190
Income from operations...............................     18,413    21,622    18,331    18,259
Income before income taxes...........................      4,969     8,805     5,816     6,380
Net income...........................................      3,837     5,573     8,983     4,730
Basic earnings per share.............................       0.09      0.12      0.20      0.10
Diluted earnings per share...........................       0.08      0.12      0.19      0.10

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

         An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by WESCO in reports that it files under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. There have been no significant changes in internal control over financial reporting that occurred during the fourth fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

         As previously disclosed by the Company on February 12, 2004, the Audit Committee, following a review of an internal audit report, engaged independent counsel to assess and make findings and recommendations with respect to one branch operation (comprising approximately 2% of the Company's sales) and report back to the Audit Committee promptly. The matters under review relate primarily to cash management and undocumented expense reimbursement practices by certain personnel at this branch which were inappropriate and did not follow corporate policies and procedures. The investigation by independent counsel is substantially complete. Management and the Audit Committee do not believe that the amounts involved are material to the Company's consolidated financial statements and had no impact on the Company's reported results. Management promptly implemented those remedial actions recommended by the internal auditors in their January 2004 report. In addition, management has begun to implement further action plans to address the findings and recommendations of the independent investigation related to certain internal control and operational matters at this branch.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information set forth under the caption "Directors and Executive Officers" in the Proxy Statement is incorporated herein by reference to our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 19, 2004.

         Codes of Ethics and Conduct.

         We have adopted a Code of Business Conduct and Ethics ("Code of Conduct") that applies to our directors, officers and employees which is available on our website at www.wescodist.com by selecting the "Investors" tab followed by the "Corporate Governance" heading. Any waiver of the Code of Conduct for our executive officers or directors will be disclosed promptly at that location on our website.

         We also have adopted a Senior Financial Executive Code of Business Ethics and Conduct ("Senior Financial Executive Code") that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing these functions. The Senior Financial Executive Code is also available at that same location on our website. We intend to timely disclose any amendment or waiver of the Senior Financial Executive Code on our website and will retain such information on our website as required by applicable SEC rules.

         A copy of the Code of Conduct and/or Senior Financial Executive Code may be obtained upon request by any stockholder, without charge, by writing to us at WESCO International, Inc., 225 West Station Square Drive, Suite 700, Pittsburgh, Pennsylvania 15219, Attention: Corporate Secretary.

         Information included on our website is not a part of this annual report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

         The information set forth under the caption "Executive Compensation" in the Proxy Statement is incorporated herein by reference to our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 19, 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The information set forth under the caption "Security Ownership" in the Proxy Statement is incorporated herein by reference to our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 19, 2004.

         The following table provides information as of December 31, 2003 with respect to the shares of our common stock that may be issued under our existing equity compensation plans:

                               Number of securities to be      Weighted average
                                issued upon exercise of       exercise price of       Number of securities remaining
                             outstanding options, warrants   outstanding options,     available for future issuance
     Plan Category                    and rights             warrants and rights     under equity compensation plans
---------------------------  -----------------------------   --------------------    -------------------------------
Equity compensation plans              7,654,822                       $7.64                   5,063,566
approved by security
holders

Equity compensation plans                     --                          --                          --
not approved by security
holders
                                       ---------                       -----                   ---------
Total                                  7,654,822                       $7.64                   5,063,566
                                       ---------                       -----                   ---------

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information set forth under the caption "Certain Transactions and Relationships with the Company" in the Proxy Statement is incorporated herein by reference to our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 19, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         The information set forth under the caption "Principal Accountant Fees and Services" in the Proxy Statement is incorporated herein by reference to the definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 19, 2004.

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

   (2)     FINANCIAL STATEMENT SCHEDULES

           Report of Independent Auditors
           Schedule II - Valuation and Qualifying Accounts

(b)        REPORTS ON FORM 8-K

           Form 8-K, Item 12, furnished to the SEC on October 22, 2003 with respect to WESCO's third quarter 2003 financial results.

           Form 8-K, Item 5 and 7, filed with the SEC on November 20, 2003 with respect to the repurchase by WESCO of certain shares of its Class B common stock.

(c)        EXHIBITS

EXHIBIT                                                                         PRIOR FILING OR
  NO.                           DESCRIPTION OF EXHIBIT                       SEQUENTIAL PAGE NUMBER
------                          ----------------------                       -----------------------
  2.1         Recapitalization Agreement, dated as of March 27,             Incorporated by reference to
              1998, among Thor Acquisitions L.L.C., WESCO                   Exhibit 2.1 to WESCO's
              International, Inc. (formerly known as CDW Holding            Registration Statement on
              Corporation) and certain securityholders of WESCO             Form S-4 (No. 333-43225)
              International, Inc.

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

  2.3         Asset Purchase Agreement, dated as of September 11, 1998,     Incorporated by reference to
              among Bruckner Supply Company, Inc. and WESCO                 Exhibit 2.01 to WESCO's
              Distribution, Inc.                                            Current Report on Form 8-K,
                                                                            dated September 11, 1998

EXHIBIT                                                                         PRIOR FILING OR
  NO.                           DESCRIPTION OF EXHIBIT                       SEQUENTIAL PAGE NUMBER
------                          ----------------------                       -----------------------
  2.4         Purchase Agreement, dated August 16, 2001, among WESCO        Incorporated by reference to
              International, Inc., WESCO Distribution, Inc. and the         Exhibit 2.4 to WESCO's
              Initial Purchasers listed therein.                            Registration Statement on
                                                                            Form S-4 (No. 333-70404)

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

  4.2         Form of 9 1/8% Senior Subordinated Note Due 2008, Series      Incorporated by reference to
              A (included in Exhibit 4.1).                                  Exhibit 4.2 to WESCO's
                                                                            Registration Statement on
                                                                            Form S-4 (No. 333-43225)

  4.3         Form of 9 1/8% Senior Subordinated Note Due 2008, Series      Incorporated by reference to
              A (included in Exhibit 4.1).                                  Exhibit 4.3 to WESCO's
                                                                            Registration Statement on
                                                                            Form S-4 (No. 333-43225)

  4.4         Exchange and Registration Rights Agreement, dated as of       Incorporated by reference to
              June 5, 1998, among the Company, WESCO International,         Exhibit 4.4 to WESCO's
              Inc. and the Initial Purchasers (as defined therein).         Registration Statement on
                                                                            Form S-4 (No. 333-43225)

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

  4.7         Exchange and Registration Rights Agreement, dated as of       Incorporated by reference to
              August 23, 2001, among WESCO International, Inc., WESCO       Exhibit 4.7 to WESCO's
              Distribution, Inc. and the Initial Purchasers listed          Registration Statement on
              therein.                                                      Form S-4 (No. 333-70404)

  4.8         Form of 9 1/8% Senior Subordinated Note Due 2008,             Incorporated by reference to
              (included in Exhibit 4.6).                                    Exhibit 4.8 to WESCO's

EXHIBIT                                                                         PRIOR FILING OR
  NO.                           DESCRIPTION OF EXHIBIT                       SEQUENTIAL PAGE NUMBER
------                          ----------------------                       -----------------------
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

  10.2        Form of Stock Subscription Agreement.                         Incorporated by reference to
                                                                            Exhibit 10.2 to WESCO's
                                                                            Registration Statement on
                                                                            Form S-4 (No. 333-43225)

  10.3        CDW Holding Corporation Stock Option Plan.                    Incorporated by reference to
                                                                            Exhibit 10.3 to WESCO's
                                                                            Registration Statement on
                                                                            Form S-4 (No. 333-43225)

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

  10.6        Form of Branch Stock Option Agreement.                        Incorporated by reference to
                                                                            Exhibit 10.6 to WESCO's
                                                                            Registration Statement on
                                                                            Form S-4 (No. 333-43225)

  10.7        Non-Competition Agreement, dated as of February 28, 1996,     Incorporated by reference to
              between Westinghouse, WESCO International, Inc. and WESCO     Exhibit 10.8 to WESCO's
              Distribution, Inc.                                            Registration Statement on
                                                                            Form S-4 (No. 333-43225)

  10.8        Lease, dated as of May 24, 1995, as amended by Amendment      Incorporated by reference to
              One, dated as of June 1995, and by Amendment Two, dated       Exhibit 10.10 to WESCO's
              as of December 24, 1995, by and between WESCO                 Registration Statement on
              Distribution, Inc. as Tenant and Opal Investors, L.P. and     Form S-4 (No. 333-43225)
              Mural GEM Investors as Landlord.

  10.9        Lease, dated as of April 1, 1992, as renewed by Letter of     Incorporated by reference to
              Notice of Intent to Renew, dated as of December 13, 1996,     Exhibit 10.11 to WESCO's
              by and between the Company as successor in interest to        Registration Statement on
              Westinghouse Electric Corporation as Tenant                   Form S-4 (No. 333-43225)

EXHIBIT                                                                         PRIOR FILING OR
  NO.                           DESCRIPTION OF EXHIBIT                       SEQUENTIAL PAGE NUMBER
------                          ----------------------                       -----------------------
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

  10.13       Employment Agreement between WESCO Distribution, Inc. and     Incorporated by reference to
              Roy W. Haley.                                                 Exhibit 10.20 to WESCO's
                                                                            Registration Statement on
                                                                            Form S-4 (No. 333-43225)

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

  10.17       Credit Agreement, dated as of June 29, 1999, among WESCO      Incorporated by reference to
              Distribution, Inc., WESCO Distribution-Canada, Inc.,          Exhibit 10.1 to WESCO's
              WESCO International, Inc. and the Lenders identified          Quarterly Report on Form 10-Q
              therein.                                                      for the quarter ended June
                                                                            30, 1999

  10.18       Amendment, dated as of December 20, 2000, to the Credit       Incorporated by reference to
              Agreement, dated as of June 29, 1999, among WESCO             Exhibit 10.24 to WESCO's
              Distribution, Inc., WESCO Distribution-Canada, Inc.,          Annual Report on Form 10-K
              WESCO International, Inc. and the Lenders identified          for the year ended December
              therein.                                                      31, 2000

EXHIBIT                                                                         PRIOR FILING OR
  NO.                           DESCRIPTION OF EXHIBIT                       SEQUENTIAL PAGE NUMBER
------                          ----------------------                       -----------------------
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

  10.20       Credit Agreement, dated as of March 19, 2002, among WESCO     Incorporated by reference to
              Distribution, Inc., the other Credit Parties signatory        Exhibit 10.20 to WESCO's
              thereto, General Electric Capital Corporation, The CIT        Annual Report on Form 10-K
              Group/Business Credit, Inc., Fleet Capital Corporation        for the year ended December
              and the other Lenders signatory thereto.                      31, 2001

  10.21       Intercreditor Agreement, dated as of March 19, 2002,          Incorporated by reference to
              among PNC Bank, National Association, General Electric        Exhibit 10.21 to WESCO's
              Capital Corporation, WESCO Receivables Corp., WESCO           Annual Report on Form 10-K
              Distribution, Inc., Fifth Third Bank, N.A., Mellon Bank,      for the year ended December
              N.A., The Bank of Nova Scotia, Herning Enterprises, Inc.      31, 2001
              and WESCO Equity Corporation.

  10.22       Second Amended and Restated Receivables Purchase              Incorporated by reference to
              Agreement dated as of September 2, 2003 among WESCO           Exhibit 10.1 to WESCO's
              Receivables Corp., WESCO Distribution, Inc., and the          Quarterly Report on Form 10-Q
              Lenders identified therein.                                   for the quarter ended
                                                                            September 30, 2003

  10.23       1999 Long-Term Incentive Plan.                                Incorporated by reference to
                                                                            Exhibit 10.22 to WESCO's
                                                                            Registration Statement on
                                                                            Form S-1 (No. 333-73299)

  10.24       Amendment dated March 29, 2002 to Asset Purchase              Incorporated by reference to
              Agreement, dated as of September 11, 1998, among Bruckner     Exhibit 10.25 to WESCO's
              Supply Company, Inc. and WESCO Distribution, Inc.             Annual Report on Form 10-K
                                                                            for the year ended December
                                                                            31, 2002

  10.25       Loan Agreement between Bear Stearns Commercial Mortgage,      Incorporated by reference to
              Inc. and WESCO Real Estate IV, LLC, dated December 13,        Exhibit 10.26 to WESCO's
              2002.                                                         Annual Report on Form 10-K
                                                                            for the year ended December
                                                                            31, 2002

  10.26       Lease dated December 13, 2002 between WESCO Distribution,     Incorporated by reference to
              Inc. and WESCO Real Estate IV, LLC.                           Exhibit 10.27 to WESCO's
                                                                            Annual Report on Form 10-K
                                                                            for the year ended December
                                                                            31, 2002

  10.27       Lease Guaranty dated December 13, 2002 by WESCO               Incorporated by reference to
              International, Inc. in favor of WESCO Real Estate IV, LLC.    Exhibit 10.28 to WESCO's
                                                                            Annual Report on Form 10-K
                                                                            for the year ended December
                                                                            31, 2002

  10.28       Guaranty of Non-Recourse Exceptions Agreement dated           Incorporated by reference to
              December 13, 2002 by WESCO International, Inc. in favor       Exhibit 10.29 to WESCO's
              of Bear Stearns Commercial Mortgage, Inc.                     Annual Report on Form 10-K
                                                                            for the year ended December
                                                                            31, 2002

  10.29       Environmental Indemnity Agreement dated December 13, 2002     Incorporated by reference to
              made by WESCO Real Estate IV, Inc. and WESCO                  Exhibit 10.30 to WESCO's
              International, Inc. in favor of Bear Stearns Commercial       Annual Report on Form 10-K
              Mortgage, Inc.                                                for the year ended December
                                                                            31, 2002

  21.1        Significant Subsidiaries of WESCO.                            Incorporated by reference to
                                                                            Exhibit 21.1 to WESCO's
                                                                            Registration Statement on
                                                                            Form S-4 (No. 333-70404)

  23.1        Consent of PricewaterhouseCoopers LLP                         Filed herewith

  31.1        Certification of Chief Executive Officer pursuant to Rule     Filed herewith
              13a-14(a) promulgated under the Exchange Act

  31.2        Certification of Chief Financial Officer pursuant to Rule     Filed herewith
              13a-14(a) promulgated under the Exchange Act

  32.1        Certification of Chief Executive Officer pursuant to          Filed herewith
              Section 906 of the Sarbanes-Oxley Act of 2002.

  32.2        Certification of Chief Financial Officer pursuant to          Filed herewith
              Section 906 of the Sarbanes-Oxley Act of 2002

------------------------
The registrant hereby agrees to furnish supplementally to the Commission, upon request, a copy of any omitted schedule to any of the agreements contained herein.

Copies of exhibits may be retrieved electronically at the Securities and Exchange Commission's home page at www.sec.gov. Exhibits will also be furnished without charge by writing to Stephen A. Van Oss, Vice President, Chief Financial Officer, 225 West Station Square Drive, Suite 700, Pittsburgh, Pennsylvania 15219. Requests may also be directed to (412) 454-2200.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                WESCO INTERNATIONAL, INC.

                                                By:   /s/ ROY W. HALEY
                                                   -----------------------------
                                                Name: Roy W. Haley
                                                Title: Chairman of the Board and
                                                       Chief Executive Officer
                                                Date:  March 15, 2004

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

        SIGNATURE                                            TITLE                                     DATE
        ---------                                            -----                                     ----
/s/ ROY W. HALEY                   Chairman and Chief Executive Officer (Principal Executive       March 15, 2004
-----------------------------      Officer)
Roy W. Haley

/s/ STEPHEN A. VAN OSS             Vice President, Chief Financial Officer (Principal              March 15, 2004
-----------------------------      Financial and Accounting Officer)
Stephen A. Van Oss

/s/ JAMES L. SINGLETON             Director                                                        March 15, 2004
-----------------------------
James L. Singleton

/s/ JAMES A. STERN                 Director                                                        March 15, 2004
-----------------------------
James A. Stern

/s/ MICHAEL J. CHESHIRE            Director                                                        March 15, 2004
-----------------------------
Michael J. Cheshire

/s/ ROBERT J. TARR, JR.            Director                                                        March 15, 2004
-----------------------------
Robert J. Tarr, Jr.

/s/ KENNETH L. WAY                 Director                                                        March 15, 2004
-----------------------------
Kenneth L. Way

/s/ GEORGE  L. MILES, JR.          Director                                                        March 15, 2004
-----------------------------
George L. Miles, Jr.

/s/ SANDRA BEACH LIN               Director                                                        March 15, 2004
-----------------------------
Sandra Beach Lin

/s/ WILLIAM J. VARESCHI            Director                                                        March 15, 2004
-----------------------------
William J. Vareschi

REPORT OF INDEPENDENT AUDITORS ON
FINANCIAL STATEMENT SCHEDULE

To the Stockholders and Board of Directors of WESCO International, Inc.:

Our audits of the consolidated financial statements referred to in our report dated March 12, 2004 also included an audit of the financial statement schedule listed in the index appearing under Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                          /s/ PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania
March 12, 2004

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

             COL. A                    COL. B            COL. C              COL. D       COL. E
-----------------------------------  ----------  ----------------------   -------------  ----------
                                                       ADDITIONS
                                                 ----------------------
                                     BALANCE AT              CHARGED TO                  BALANCE AT
                                     BEGINNING   CHARGED TO    OTHER                       END OF
                                     OF PERIOD    EXPENSE    ACCOUNTS(1)  DEDUCTIONS(2)    PERIOD
                                     ----------  ----------  -----------  -------------  ----------
Allowance for doubtful accounts:
   Year ended December 31, 2003....   $10,261    $  10,229   $        --    $ (9,068)     $11,422
   Year ended December 31, 2002....    11,816        8,962            --     (10,517)      10,261
   Year ended December 31, 2001....     9,794       10,291           504      (8,773)      11,816

-------------------
1 Represents allowance for doubtful accounts in connection with certain acquisitions.

2 Includes a reduction in the allowance for doubtful accounts due to write-off of accounts receivable.

             COL. A                    COL. B            COL. C              COL. D       COL. E
-----------------------------------  ----------  ----------------------   -------------  ----------
                                                       ADDITIONS
                                                 ----------------------
                                     BALANCE AT              CHARGED TO                  BALANCE AT
                                     BEGINNING   CHARGED TO    OTHER                      END OF
                                     OF PERIOD    EXPENSE     ACCOUNTS     DEDUCTIONS(2)   PERIOD
                                     ----------  ----------  -----------  -------------  ----------
Inventory reserve:
   Year ended December 31, 2003....   $11,873      $2,893     $  --         $(5,007)      $ 9,759
   Year ended December 31, 2002....    16,795       1,445        --          (6,367)       11,873
   Year ended December 31, 2001....    18,727       2,607       663 (1)      (5,202)       16,795

-------------
1    Includes inventory reserves in connection with certain acquisitions.

2    Includes a reduction in the inventory reserve due to disposal of inventory.