Form 10-Q
period 2004-03-31
WESCO INTERNATIONAL INC
filed 2004-05-10
CIK 929008

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

                  For the quarterly period ended MARCH 31, 2004

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

As of April 30, 2004, WESCO International, Inc. had 41,503,183 shares common stock outstanding.

================================================================================

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q



                                TABLE OF CONTENTS


                                                                                                        Page
------------------------------------------------------------------------------------------------------------
PART I - FINANCIAL INFORMATION

       ITEM 1.  Financial Statements
                   Condensed Consolidated Balance Sheets as of March 31, 2004 (unaudited) and December
                      31, 2003.........................................................................   2
                   Condensed Consolidated Statements of Operations for the three months ended March
                      31, 2004 and 2003 (unaudited) ...................................................   3
                   Condensed Consolidated Statements of Cash Flows for the three months ended March
                      31, 2004 and 2003 (unaudited) ...................................................   4
                   Notes to Condensed Consolidated Financial Statements (unaudited) ...................   5

       ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..  14

       ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.............................  18

       ITEM 4.  Controls and Procedures................................................................  19

PART II - OTHER INFORMATION

       ITEM 6.  Exhibits and Reports on Form 8-K.......................................................  20

                Signatures and Certifications..........................................................  21

------------------------------------------------------------------------------------------------------------


                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                        MARCH 31       DECEMBER 31
Dollars in thousands, except share data                                                     2004              2003
------------------------------------------------------------------------------------------------------------------
                                                                                              (UNAUDITED)
                                              ASSETS
CURRENT ASSETS:
    Cash and cash equivalents .................................................      $    13,800       $    27,495
    Trade accounts receivable, net of allowance for doubtful
       accounts of $11,459 and $11,422 in 2004 and 2003,
       respectively (NOTE 4) ..................................................          325,436           266,589
    Other accounts receivable .................................................           12,918            18,223
    Inventories, net ..........................................................          349,146           320,975
    Income taxes receivable ...................................................            8,200            13,628
    Prepaid expenses and other current assets .................................            9,137             9,378
                                                                                     -----------       -----------
       Total current assets ...................................................          718,637           656,288

Property, buildings and equipment, net ........................................           96,479            98,937
Goodwill ......................................................................          398,656           398,673
Other assets ..................................................................            9,296             7,307
                                                                                     -----------       -----------
       Total assets ...........................................................      $ 1,223,068       $ 1,161,205
                                                                                     ===========       ===========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable ..........................................................      $   434,863       $   366,380
    Accrued payroll and benefit costs .........................................           18,364            47,110
    Current portion of long-term debt .........................................            2,146             2,120
    Current deferred income taxes .............................................            2,231             2,379
    Deferred acquisition payable ..............................................           31,303            31,303
    Other current liabilities .................................................           37,172            30,418
                                                                                     -----------       -----------
       Total current liabilities ..............................................          526,079           479,710

Long-term debt ................................................................          422,649           420,042
Long-term deferred acquisition payable ........................................           53,040            53,040
Other noncurrent liabilities ..................................................            6,854             6,574
Deferred income taxes .........................................................           34,244            34,151
                                                                                     -----------       -----------
       Total liabilities ......................................................        1,042,866           993,517

Commitments and contingencies

STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value; 20,000,000 shares authorized, no shares
      issued or outstanding ...................................................             --                --
    Common stock, $.01 par value; 210,000,000 shares authorized, 45,447,763 and
       44,999,794 shares issued in 2004 and 2003, respectively ................              454               450
    Class B nonvoting convertible common stock, $.01 par value; 20,000,000
       shares authorized, 4,339,431 issued in 2004 and 2003, respectively .....               43                43
    Additional capital ........................................................          562,868           559,651
    Retained earnings (deficit) ...............................................         (327,069)         (336,790)
    Treasury stock, at cost; 8,407,365 and 8,400,499 shares in 2004 and 2003,
      respectively ............................................................          (61,438)          (61,370)
    Accumulated other comprehensive income (loss) .............................            5,344             5,704
                                                                                     -----------       -----------
       Total stockholders' equity .............................................          180,202           167,688
                                                                                     -----------       -----------
       Total liabilities and stockholders' equity .............................      $ 1,223,068       $ 1,161,205
                                                                                     ===========       ===========

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                               THREE MONTHS
                                                              ENDED MARCH 31
Dollars in thousands, except share data                   2004              2003
--------------------------------------------------------------------------------
Net sales ..................................          $847,793          $790,807
Cost of goods sold .........................           686,941           645,375
                                                      --------          --------
    Gross profit ...........................           160,852           145,432

Selling, general and administrative expenses           129,588           121,740
Depreciation and amortization ..............             5,005             5,133
                                                      --------          --------
    Income from operations .................            26,259            18,559

Interest expense, net ......................             9,979            10,388
Other expense ..............................             1,076             1,410
                                                      --------          --------
    Income before income taxes .............            15,204             6,761

Provision for income taxes .................             5,483             1,921
                                                      --------          --------
    Net income .............................          $  9,721          $  4,840
                                                      ========          ========

Earnings per share:

Basic:                                                $   0.24          $   0.11
                                                      ========          ========

Diluted:                                              $   0.23          $   0.10
                                                      ========          ========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                        THREE MONTHS ENDED MARCH 31
In thousands                                                                                2004               2003
-------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income ...................................................................          $  9,721           $  4,840
Adjustments to reconcile net income to net cash provided (used) by operating activities:
     Depreciation and amortization ...........................................             5,005              5,133
     Accretion of original issue and amortization of purchase discounts ......               700                743
     Amortization of debt issuance costs .....................................               387                259
     Deferred income taxes ...................................................               (55)               175
     Amortization of gain on interest rate swap ..............................              (228)              --
     Stock option expense ....................................................               363               --
     Gain on the sale of property, buildings and equipment ...................              --                 (487)
     Changes in assets and liabilities, excluding the effects of acquisitions:
       Change in receivables facility ........................................           (10,000)           (41,000)
       Trade and other receivables ...........................................           (43,970)            (9,607)
       Inventories ...........................................................           (28,528)             4,177
       Prepaid expenses and other current assets .............................             6,637                225
       Accounts payable ......................................................            69,018             17,892
       Accrued payroll and benefit costs .....................................            (8,602)            (6,757)
       Other current and noncurrent liabilities ..............................             7,282              7,628
                                                                                        --------           --------
          Net cash provided (used) by operating activities ...................             7,730            (16,779)

INVESTING ACTIVITIES:
Capital expenditures .........................................................            (2,655)            (1,763)
Acquisition payments .........................................................              --                 (604)
Proceeds from the sale of property, buildings and equipment ..................              --                1,174
                                                                                        --------           --------
          Net cash used by investing activities ..............................            (2,655)            (1,193)

FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt .....................................            57,600             71,580
Repayments of long-term debt .................................................           (57,879)           (44,089)
Redemption of stock options ..................................................           (20,144)              --
Debt issuance costs ..........................................................              --                 (944)
Proceeds from the exercise of stock options ..................................             1,743                  9
                                                                                        --------           --------
          Net cash (used) provided by financing activities ...................           (18,680)            26,556

Effect of exchange rate changes on cash and cash equivalents .................               (90)               231

     Net change in cash and cash equivalents .................................           (13,695)             8,815
     Cash and cash equivalents at the beginning of period ....................            27,495             22,570
                                                                                        --------           --------
     Cash and cash equivalents at the end of period ..........................          $ 13,800           $ 31,385
                                                                                        ========           ========
Supplemental disclosures:
Non-cash financing activities:
     Increase in fair value of interest rate swap ............................          $ (2,440)          $ (2,211)

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.   ORGANIZATION

     WESCO International, Inc. and its subsidiaries (collectively, "WESCO"), headquartered in Pittsburgh, Pennsylvania, is a full-line distributor of electrical supplies and equipment and is a provider of integrated supply procurement services. WESCO currently operates over approximately 350 branch locations and five distribution centers in the United States, Canada, Mexico, Puerto Rico, Guam, the United Kingdom, Nigeria and Singapore.


2.   ACCOUNTING POLICIES

Basis of Presentation

     The unaudited condensed consolidated financial statements include the accounts of WESCO and all of its subsidiaries and have been prepared in accordance with Rule 10-01 of the Securities and Exchange Commission. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in WESCO's 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

     The unaudited condensed consolidated balance sheet as of March 31, 2004, the unaudited condensed consolidated statements of operations for the three months ended March 31, 2004 and March 31, 2003 and the unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2004 and March 31, 2003, in the opinion of management, have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of the results of the interim periods. All adjustments reflected in the condensed consolidated financial statements are of a normal recurring nature unless indicated. Results for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Stock Options

     During the year ended December 31, 2003, WESCO adopted the measurement provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". This change in accounting method was applied on a prospective basis in accordance with SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123." Stock options awarded prior to 2003 are accounted for under the intrinsic value method under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The Company recognized $0.4 million of compensation expense for the three months ended March 31, 2004. There were no options granted during the three months ended March 31, 2004 and March 31, 2003.

     The following table presents the pro forma results as if the fair-value based method of accounting for stock-based awards had been applied to all outstanding options:

                                                                      THREE MONTHS ENDED MARCH 31
                                                                      ----------------------------
                                                                        2004               2003
                                                                      ---------          ---------
                                                                             (IN THOUSANDS)
                                                                      ----------------------------
Net income, as reported ....................................          $   9,721          $   4,840
Add:  Stock-based compensation expense included in
 reported net income, net of related tax ...................                236               --
Deduct: Stock-based employee compensation expense determined
 under SFAS No. 123 for all awards, net of related tax .....                429                371
                                                                      ---------          ---------
Pro forma net income .......................................          $   9,528          $   4,469
Earnings per share:
   Basic as reported .......................................          $    0.24          $    0.11
   Basic pro forma .........................................          $    0.23          $    0.10
   Diluted as reported .....................................          $    0.23          $    0.10
   Diluted pro forma .......................................          $    0.22          $    0.10

Reclassifications

     Certain prior period amounts have been reclassified to conform with the current year presentation.

Recent Accounting Pronouncements

     In January 2003, the FASB issued Interpretation No. 46 (revised December
2003), "Consolidation of Variable Interest Entities." This interpretation requires unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risk and rewards of ownership among their owners and other parties involved. This interpretation, as amended, is effective for all entities subject to this interpretation no later than the end of the first period that ends after March 15, 2004. The adoption of this interpretation did not have an impact on the Company's consolidated financial statements.

3.   EARNINGS PER SHARE

     The following table sets forth the details of basic and diluted earnings per share:

                                                                    THREE MONTHS ENDED MARCH 31
       Dollars in thousands, except per share amounts                    2004              2003
       ----------------------------------------------------------------------------------------
       Reported net income ................................       $     9,721       $     4,840
                                                                  ===========       ===========
       Weighted average common shares outstanding used in
          computing basic earnings per share ..............        41,144,791        45,107,957
       Common shares issuable upon exercise of
          dilutive stock options ..........................         1,646,390         1,306,206
                                                                  -----------       -----------
       Weighted average common shares outstanding and
          common share equivalents used in computing
          diluted earnings per share ......................        42,791,181        46,414,163
                                                                  ===========       ===========

       Earnings per share:
          Basic ...........................................       $      0.24       $      0.11
          Diluted .........................................       $      0.23       $      0.10
       ----------------------------------------------------------------------------------------


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

     As of March 31, 2004 and December 31, 2003, securitized accounts receivable totaled approximately $358 million and $330 million, respectively, of which the subordinated retained interest was approximately $143 million and $105 million, respectively. Accordingly, approximately $215 million and $225 million of accounts receivable balances were removed from the consolidated balance sheets at March 31, 2004 and December 31, 2003, respectively. WESCO reduced its accounts receivable securitization program by $10 million in 2004. Costs associated with the Receivables Facility totaled $1.1 million for the three months ended March 31, 2004 and $1.4 million for the three months ended March 31, 2003. These amounts are recorded as other expenses in the consolidated statements of operations and are primarily related to the discount and loss on the sale of accounts receivables, partially offset by related servicing revenue.

     The key economic assumptions used to measure the retained interest at the date of the securitization for securitizations completed in 2004 were a discount rate of 2% and an estimated life of 1.5 months. At March 31, 2004, an immediate adverse change in the discount rate or estimated life of 10% and 20% would result in a reduction in the fair value of the retained interest of $0.1 million and $0.2 million, respectively. These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this example, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another.

5.   COMPREHENSIVE INCOME

     The following table sets forth comprehensive income and its components:

                                                                     THREE MONTHS ENDED
                                                                           MARCH 31
               In thousands                                           2004          2003
               -------------------------------------------------------------------------
               Net income                                           $9,721        $4,840
               Foreign currency translation adjustment                (360)        2,890
                                                                    --------------------
               Comprehensive income                                 $9,361        $7,730
               -------------------------------------------------------------------------

6.   ACQUISITIONS

     In 1998, WESCO acquired substantially all the assets and assumed substantially all liabilities and obligations relating to the operations of Bruckner Supply Company, Inc. ("Bruckner"). The terms of the purchase agreement provide for additional contingent consideration to be paid based on achieving certain earnings targets. The amount of earnout proceeds payable in any single year subsequent to achieving the earnings target is capped under this agreement at $30 million per year. As a result of Bruckner's performance in 2003, WESCO has recorded a liability of $80 million as of December 31, 2003 ($30 million classified as current and $50 million classified as non-current) for the estimated amount owed based on 2003 performance for contingent consideration relating to the Bruckner agreement. No additional amounts can be earned under this agreement.

     Certain other acquisitions also contain contingent consideration provisions, only one of which could require a significant payment. Management estimates this payment could range up to $0 to $20 million and would be made in 2008.

     The following table sets forth supplemental cash flow information with respect to acquisitions:

                                                                     THREE MONTHS ENDED
                                                                           MARCH 31,
               In thousands                                           2004         2003
               ------------------------------------------------------------------------
               Details of acquisitions:
                  Deferred acquisition payments                       $ --        $ 604
                                                                    -------------------
               Cash paid for acquisitions                             $ --        $ 604
               ------------------------------------------------------------------------

7.   INCOME TAXES

    The following table sets forth the reconciliation between the federal statutory income tax rate and the effective rate:

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                  -------------------
                                                                   2004         2003
                                                                  ------       ------
Federal statutory rate.......................................      35.0%        35.0%
State taxes, net of federal tax benefit......................       0.5          0.8
Nondeductible expenses.......................................       1.6          2.0
Foreign tax rate differences.................................      (0.8)        (0.4)
Net operating loss utilization(1)............................       --          (8.6)
Other........................................................      (0.2)        (0.4)
                                                                  -----        -----
                                                                   36.1%        28.4%
                                                                  =====        =====

--------------

 (1) Represents the result of the recognition of a $0.6 million benefit associated with net operating loss carryforwards previously reserved.

8.   OTHER FINANCIAL INFORMATION (UNAUDITED)

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

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                                           MARCH 31, 2004
                                         -------------------------------------------------------------------------------------
                                                                           (IN THOUSANDS)
                                                                                               Consolidating
                                             WESCO                                                  and
                                         International,       WESCO          Non-Guarantor      Eliminating
                                              Inc.       Distribution, Inc.   Subsidiaries        Entries         Consolidated
                                         -------------------------------------------------------------------------------------
Cash and cash equivalents .........       $      --         $     2,908       $    10,892       $      --          $    13,800
Trade accounts receivable .........              --              16,232           309,204              --              325,436
Inventories .......................              --             296,983            52,163              --              349,146
Other current assets ..............              --              16,717            17,484            (3,946)            30,255
                                          ------------------------------------------------------------------------------------
   Total current assets ...........              --             332,840           389,743            (3,946)           718,637
Intercompany receivables, net .....              --             286,042              --            (286,042)              --
Property, buildings and equipment,
   net ............................              --              27,848            68,631              --               96,479
Goodwill ..........................              --             360,656            38,000              --              398,656
Investments in affiliates and other
   noncurrent assets ..............           418,221           375,091             3,503          (787,519)             9,296
                                          ------------------------------------------------------------------------------------
   Total assets ...................       $   418,221       $ 1,382,477       $   499,877       $(1,077,507)       $ 1,223,068
                                          ====================================================================================

Accounts payable ..................       $      --         $   409,814       $    25,049       $      --          $   434,863
Other current liabilities .........              --              92,323             2,839            (3,946)            91,216
                                          ------------------------------------------------------------------------------------
   Total current liabilities ......              --             502,137            27,888            (3,946)           526,079
Intercompany payables, net ........           243,363              --              42,679          (286,042)              --
Long-term debt ....................              --             373,578            49,071              --              422,649
Other noncurrent liabilities ......              --              88,541             5,597              --               94,138
Stockholders' equity ..............           174,858           418,221           374,642          (787,519)           180,202
                                          ------------------------------------------------------------------------------------
   Total liabilities and
   stockholders' equity ...........       $   418,221       $ 1,382,477       $   499,877       $(1,077,507)       $ 1,223,068
                                          ====================================================================================


                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                                         DECEMBER 31, 2003
                                         -------------------------------------------------------------------------------------
                                                                           (IN THOUSANDS)
                                                                                               Consolidating
                                             WESCO                                                  and
                                         International,       WESCO          Non-Guarantor      Eliminating
                                              Inc.       Distribution, Inc.   Subsidiaries        Entries         Consolidated
                                         -------------------------------------------------------------------------------------
Cash and cash equivalents .........       $         1       $    16,421       $    11,073       $      --          $    27,495
Trade accounts receivable .........              --              39,900           226,689              --              266,589
Inventories .......................              --             272,597            48,378              --              320,975
Other current assets ..............              --              37,259             7,691            (3,721)            41,229
                                          ------------------------------------------------------------------------------------
   Total current assets ...........                 1           366,177           293,831            (3,721)           656,288
Intercompany receivables, net .....              --             203,243            45,156          (248,399)              --
Property, buildings and equipment,
   net ............................              --              29,687            69,250              --               98,937
Goodwill ..........................              --             360,655            38,018              --              398,673
Investments in affiliates and other
   noncurrent assets ..............           410,382           361,824             3,727          (768,626)             7,307
                                          ------------------------------------------------------------------------------------
   Total assets ...................       $   410,383       $ 1,321,586       $   449,982       $(1,020,746)       $ 1,161,205
                                          ====================================================================================

Accounts payable ..................       $      --         $   345,632       $    20,748       $      --          $   366,380
Other current liabilities .........              --             105,521            11,530            (3,721)           113,330
                                          ------------------------------------------------------------------------------------
   Total current liabilities ......              --             451,153            32,278            (3,721)           479,710
Intercompany payables, net ........           248,399              --                --            (248,399)              --
Long-term debt ....................              --             370,642            49,400              --              420,042
Other noncurrent liabilities ......              --              89,409             4,356              --               93,765
Stockholders' equity ..............           161,984           410,382           363,948          (768,626)           167,688
                                          ------------------------------------------------------------------------------------
   Total liabilities and
   stockholders' equity ...........       $   410,383       $ 1,321,586       $   449,982       $(1,020,746)       $ 1,161,205
                                          ====================================================================================

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                                                                  THREE MONTHS ENDED MARCH 31, 2004
                                         -----------------------------------------------------------------------------------
                                                                           (IN THOUSANDS)
                                                                                               Consolidating
                                             WESCO                                                  and
                                         International,       WESCO          Non-Guarantor      Eliminating
                                              Inc.       Distribution, Inc.   Subsidiaries        Entries       Consolidated
                                         -----------------------------------------------------------------------------------
Net sales .........................        $    --           $ 727,770        $ 120,023         $    --           $ 847,793
Cost of goods sold ................             --             590,493           96,448              --             686,941
Selling, general and administrative
   expenses .......................             --             111,551           18,037              --             129,588
Depreciation and amortization .....             --               4,200              805              --               5,005
Results of affiliates' operations .            7,839             7,154             --             (14,993)             --
Interest expense (income), net ....           (2,891)           13,815             (945)             --               9,979
Other (income) expense ............             --               6,045           (4,969)             --               1,076
Provision for income taxes ........            1,009               981            3,493              --               5,483
                                           --------------------------------------------------------------------------------
   Net income (loss) ..............        $   9,721         $   7,839        $   7,154         $ (14,993)        $   9,721
                                           ================================================================================


                                                               THREE MONTHS ENDED MARCH 31, 2003
                                         -----------------------------------------------------------------------------------
                                                                           (IN THOUSANDS)
                                                                                               Consolidating
                                             WESCO                                                  and
                                         International,       WESCO          Non-Guarantor      Eliminating
                                              Inc.       Distribution, Inc.   Subsidiaries        Entries       Consolidated
                                         -----------------------------------------------------------------------------------
Net sales .........................        $    --           $ 681,072         $ 109,735         $    --           $ 790,807
Cost of goods sold ................             --             555,910            89,465              --             645,375
Selling, general and administrative
   expenses .......................             --             104,820            16,920              --             121,740
Depreciation and amortization .....             --               4,339               794              --               5,133
Results of affiliates' operations .            2,974             6,542              --              (9,516)             --
Interest expense (income), net ....           (2,870)           14,628            (1,370)             --              10,388
Other (income) expense ............             --               8,015            (6,605)             --               1,410
Provision for income taxes ........            1,004            (3,072)            3,989              --               1,921
                                           ---------------------------------------------------------------------------------
   Net income (loss) ..............        $   4,840         $   2,974         $   6,542         $  (9,516)        $   4,840
                                           =================================================================================

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                               THREE MONTHS ENDED MARCH 31, 2004
                                         -----------------------------------------------------------------------------------
                                                                           (IN THOUSANDS)
                                                                                               Consolidating
                                             WESCO                                                  and
                                         International,       WESCO          Non-Guarantor      Eliminating
                                              Inc.       Distribution, Inc.   Subsidiaries        Entries       Consolidated
                                         -----------------------------------------------------------------------------------
Net cash (used) provided by
   operating activities ...........        $ (7,856)         $ 15,190          $    396          $                 $  7,730
Investing activities:
   Capital expenditures ...........            --              (2,447)             (208)             --              (2,655)
                                           --------------------------------------------------------------------------------
   Net cash used in investing
   activities .....................            --              (2,447)             (208)             --              (2,655)
Financing activities:
   Net borrowings (repayments) ....          26,256           (26,256)             (279)             --                (279)
    Redemption of stock options ...         (20,144)             --                --                --             (20,144)
   Equity transactions ............           1,743              --                --                --               1,743
                                           --------------------------------------------------------------------------------
   Net cash provided (used) by
   financing activities ...........           7,855           (26,256)             (279)             --             (18,680)
                                           --------------------------------------------------------------------------------
Effect of exchange rate changes on             --                --                 (90)             --                 (90)
   cash and cash equivalents
Net change in cash and cash
   equivalents ....................              (1)          (13,513)             (181)             --             (13,695)
Cash and cash equivalents at
   beginning of year ..............               1            16,421            11,073              --              27,495
                                           --------------------------------------------------------------------------------
Cash and cash equivalents at end of
   period .........................        $   --            $  2,908          $ 10,892          $   --            $ 13,800
                                           ================================================================================

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                               THREE MONTHS ENDED MARCH 31, 2003
                                         -----------------------------------------------------------------------------------
                                                                           (IN THOUSANDS)
                                                                                               Consolidating
                                             WESCO                                                  and
                                         International,       WESCO          Non-Guarantor      Eliminating
                                              Inc.       Distribution, Inc.   Subsidiaries        Entries       Consolidated
                                         -----------------------------------------------------------------------------------
Net cash provided (used) by
   operating activities ...........        $  1,872          $ 19,517          $(38,168)         $                 $(16,779)
Investing activities:
   Capital expenditures ...........            --              (1,645)             (118)             --              (1,763)
   Acquisitions ...................            --                (604)             --                --                (604)
   Proceeds from sale of property .            --               1,174              --                --               1,174
                                           --------------------------------------------------------------------------------
   Net cash used by investing
   activities .....................            --              (1,075)             (118)             --              (1,193)
Financing activities:
   Net borrowings (repayments) ....          (1,881)           (8,627)           37,999              --              27,491
   Equity transaction .............               9              --                --                --                   9
   Other ..........................            --                --                (944)             --                (944)
                                           --------------------------------------------------------------------------------
   Net cash (used) provided by
   financing activities ...........          (1,872)           (8,627)           37,055              --              26,556
                                           --------------------------------------------------------------------------------
Effect of exchange rate changes on             --                --                 231              --                 231
   cash and cash equivalents
Net change in cash and cash
   equivalents ....................            --               9,815            (1,000)             --               8,815
Cash and cash equivalents at
   beginning of year ..............               4            12,449            10,117              --              22,570
                                           --------------------------------------------------------------------------------
Cash and cash equivalents at end of
   period .........................        $      4          $ 22,264          $  9,117          $   --            $ 31,385
                                           ================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the information in the unaudited condensed consolidated financial statements and notes thereto included herein and WESCO International Inc.'s Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in its 2003 Annual Report on Form 10-K.

COMPANY OVERVIEW

     WESCO is a full-line distributor of electrical supplies and equipment and is a provider of integrated supply procurement services. We currently operate approximately 350 branch locations and five distribution centers in the United States, Canada, Mexico, Puerto Rico, Guam, the United Kingdom, Nigeria and Singapore. We serve over 100,000 customers worldwide, offering over 1,000,000 products from over 24,000 suppliers. Our diverse customer base includes a wide variety of industrial companies; contractors for industrial, commercial and residential projects; utility companies, and commercial, institutional and governmental customers. Approximately 87% of our net sales are generated from operations in the U.S., 10% from Canada and the remainder from other countries.

     Sales growth, along with positive impact from our margin and cost improvement initiatives contributed to improved financial results for the first three months of 2004. Sales increased 7.2% over the same period last year and the gross margin percentage of 19.0% is our historical best. Operating income improved by 41.5% compared with last year's comparable period and the current quarter's net income was $9.7 million versus $4.8 million in last year's comparable quarter. As a result, our earnings per share were $0.23 for the current quarter, a 130% improvement over earnings per share during the same period last year.

CASH FLOW

     We generated $7.7 in operating cash flow during the first quarter of 2004. Included in this amount was a $10.0 million cash outflow from a reduction in our Receivable Facility. During the quarter we funded a payment of $20.1 million to certain employees for the net equity value of stock options originally granted in 1994 and 1995.

FINANCING AVAILABILITY

     As of March 31, 2004 we had approximately $180 million in available borrowing capacity under our financing facilities, including $25 million under our Receivables Facility.

OUTLOOK

     Improvements in operations and our capital structure made in 2003 have positioned us well for 2004. Though we continue to see improvements in the macroeconomic data that reflect activity levels in our major end markets, capital spending in the manufacturing and construction markets we serve still remain well below the higher levels experienced in 1999 and 2000. Even with improvement, we anticipate a lag before we see a broad based increase in capital spending. Accordingly, we continue to focus on selling and marketing initiatives to increase market share, margin expansion and cost containment as we drive to improve our operating performance for the rest of 2004.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     During the first quarter of 2004, there were no significant changes to our Critical Accounting Policies and Estimates referenced in the 2003 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

First Quarter of 2004 versus First Quarter of 2003

     The following table sets forth the percentage relationship to net sales of certain items in our condensed consolidated statements of operations for the periods presented:

                                                          THREE MONTHS ENDED MARCH 31
                                                          ---------------------------
                                                             2004             2003
                                                            -----------------------
        Net sales.........................................  100.0%            100.0%
        Gross profit......................................   19.0              18.4
        Selling, general and administrative expenses......   15.3              15.4
        Depreciation and amortization.....................    0.6               0.7
                                                            -----             -----
            Income from operations........................    3.1               2.3
        Interest expense..................................    1.1               1.3
        Other expense.....................................    0.2               0.2
                                                            -----             -----
            Income before income taxes....................    1.8               0.8
        Provision for income taxes........................    0.7               0.2
                                                            -----             -----
            Net income....................................    1.1%              0.6%
                                                            ======            ======


      Net sales in the first quarter of 2004 totaled $847.8 million versus $790.8 million in the comparable period for 2003, a 7.2% increase. Approximately 4% of the increase in sales was attributable to stronger demand resulting from improving economic activity. The remaining portion of the increase was split between commodity price increases and the strength of the Canadian dollar.

     Gross profit for the first quarter of 2004 was $160.9 million versus $145.4 million for 2003's first quarter, and gross margin percentage improved to 19.0% versus 18.4% last year. The improvement in gross margin percentage was primarily due to improvements in billing margins, which increased 50 basis points over last year's comparable quarter as a result of a focus on improved pricing and procurement.

     Selling, general and administrative ("SG&A") expenses in the first quarter of 2004 totaled $129.6 million versus $121.7 million in last year's comparable quarter. Total payroll expense increased approximately $6.7 million over last year's first quarter principally from increased health care and benefits costs of $2.4 million, increased variable incentive compensation costs of $2.3 million and stock options of $0.4 million associated with the adoption of SFAS No. 123 in 2003. Shipping and handling expense included in SG&A was $8.6 million in the first quarter of 2004 compared with $8.8 million in last year's first quarter. As a percentage of net sales, SG&A expenses decreased to 15.3% from 15.4% in the prior year quarter reflecting the leverage of higher sales volume.

     Depreciation and amortization for the first quarter of 2004 was $5.0 million versus $5.1 million in last year's comparable quarter.

     Interest expense totaled $10.0 million for the first quarter of 2004 versus $10.4 million in last year's comparable quarter, a decrease of 3.9%. The decline was due to a lower amount of indebtedness outstanding during the current quarter as compared to the first quarter of 2003 offset somewhat by a slightly higher effective interest rate resulting from a higher proportion of fixed rate debt. Other expense during the first quarter of 2004 totaled $1.1 million versus $1.4 million in 2003, reflecting costs associated with the Receivables Facility.

     Income tax expense totaled $5.5 million in the first quarter of 2004 and the effective tax rate was 36.1% compared to 28.4% in 2003. The current quarter's effective tax rate differed from the statutory rate primarily as a result of the effect of nondeductible expenses. The effective tax rate in the first quarter of 2003 differed from the statutory rate primarily as a result of the recognition of a $0.6 million benefit associated with net operating loss carryforwards previously reserved. In addition, foreign tax credits contributed to the reduction in the effective rate during 2003.

     For the first quarter of 2004, net income totaled $9.7 million, or $0.23 per diluted share, compared with $4.8 million and $0.10 per diluted share, in the first quarter of 2003. The improvements in net income and earnings per share were primarily attributable to increased sales and gross profit offset somewhat by the increase in payroll expense and an increase in the effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

     Total assets were $1.2 billion at March 31, 2004 and December 31, 2003, respectively. During the first quarter of 2004, total liabilities increased $49.3 million to $1.0 billion. The increase was the result of a $68.5 million increase in trade accounts payable, principally due to increased purchase activity. This increase was partially offset by a $28.7 million decrease in accrued payroll and benefit costs primarily as a result of a $20.1 million payment related to certain employee stock options and to a lesser extent a decrease in accrued incentive compensation. During the 2004 first quarter, stockholders' equity increased $12.5 million to $180.2 million at March 31, 2004 principally as a result of $9.7 million in net income during the quarter.

     Our liquidity needs arise from seasonal working capital requirements, capital expenditures, acquisitions and debt service obligations. In addition, certain of our acquisition agreements contain earn-out provisions based principally on future earnings targets. The most significant of these agreements relates to the acquisition of Bruckner, the terms of which provide for additional contingent consideration to be paid based on achieving earnings targets of earnings before interest, taxes, depreciation and amortization of Bruckner. The amount of earnout proceeds earned that is payable in any single year subsequent to achieving the earnings target is capped under this agreement at $30 million per year. As of December 31, 2003, we accrued an $80 million liability ($30 million classified as current and $50 million classified as non-current) for the estimated amount owed based on 2003 performance for contingent consideration relating to the Bruckner agreement. No additional amounts can be earned under this agreement.

     Certain other acquisitions also contain contingent consideration provisions, only one of which could require a significant payment. Management estimates this payment could be up to $20 million and would be made in 2008. To meet our funding requirements, we use a mix of internally generated cash flow, our revolving credit facility and our Receivables Facility.

     We finance our operating and investing needs, as follows:

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

     The above permitted transactions would also be allowed if such excess availability is between $25 million and $50 million and our fixed charge coverage ratio, as defined by the agreement, is at least 1.25 to 1.0 after taking into consideration the permitted transaction. Additionally, if excess availability under the agreement is less than $50 million, then we must maintain a fixed charge coverage ratio of 1.1 to 1.0. At March 31, 2004, the interest rate was 3.56%. We were in compliance with all such covenants as of March 31, 2004. As of March 31, 2004, we had no borrowings outstanding under this facility and approximately $150 million in availability.

Senior Notes

     As of March 31, 2004, we had $378.8 million in aggregate principal amount of 9.125% senior subordinated notes due 2008. The notes were issued with an average issue price of 98%.

Interest Rate Swap Agreements

     In September 2003, we entered into a $50 million interest rate swap agreement and in December 2003, we entered into two additional $25 million interest rate swap agreements. These agreements have terms expiring concurrently with the maturity of our 9.125% senior subordinated notes and were entered into with the intent of converting $100 million of the senior subordinated notes from a fixed-to-floating rate. Pursuant to these agreements, we receive semi-annual fixed interest payments at the rate of 9.125% commencing December 1, 2003 and make semi-annual variable interest rate payments at six-month LIBOR rates plus a premium in arrears. The LIBOR rates in the agreements reset every six months and at March 31, 2004, the rates ranged from 5.96% to 5.99%. The agreements can be terminated by the counterparty in accordance with a redemption schedule that is consistent with the redemption schedule for the senior subordinated notes.

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

Off-Balance Sheet Arrangements-Accounts Receivable Securitization Program

    In September 2003, we entered into a $300 million Receivables Facility agreement with four financial institutions. The new facility provides for a $165 million purchase commitment with a term of 364 days and a $135 million purchase commitment with a term of three years. Presently, we expect the $165 million portion of the facility to be renewed in September 2004. Under the Receivables Facility, WESCO sells, on a continuous basis, to WESCO Receivables Corporation, a wholly-owned special purpose company ("SPC"), an undivided interest in all domestic accounts receivable. The SPC sells without recourse to a third-party conduit, all the eligible receivables while maintaining a subordinated interest, in the form of overcollateralization, in a portion of the receivables. WESCO has agreed to continue servicing the sold receivables for the financial institution at market rates; accordingly, no servicing asset or liability has been recorded. As of March 31, 2004, $215 million in funding was outstanding under the Receivables Facility and excess availability was $25 million.

Cash Flow

     Operating Activities. Cash provided by operating activities for the first quarter of 2004 totaled $7.7 million compared to cash used by operating activities of $16.8 million in the prior year. Cash provided by operating activities in 2004 and cash used by operating activities in 2003, included cash outflows of $10.0 million and $41.0 million, respectively, associated with changes related to our Receivables Facility. In 2004, cash generated by net income plus other adjustments totaling $15.9 million, along with cash inflows from increases in accounts payable of $69.0 million were partially offset by a $44.0 million use of cash for increased accounts receivable and a $28.5 million use of cash for increased inventory. The increases in accounts payable, accounts receivable and inventory result primarily from the increase in business activity during the first quarter. The change in accounts receivable also includes the impact of a change in cash collection procedures. In 2003, cash generated by increases in accounts payable and other current and non-current liabilities totaling $25.5 million was partially offset by cash used to fund increases in accounts receivable totaling $9.6 million.

    Investing Activities. Net cash used in investing activities was $2.7 million during the first quarter of 2004, due to capital expenditures. In 2003, net cash used in investing activities of $1.2 million included capital expenditures of $1.8 million along with acquisition payments totaling $0.6 million and were partially offset by proceeds received from the sale of property and buildings totaling $1.2 million.

    Financing Activities. Net cash used by financing activities during the first quarter of 2004 totaled $18.7 million primarily as a result of $20.1 million in cash payments made to certain employees for the redemption of stock options. In 2003, net cash provided by financing activities totaled $26.6 million as a result of completing the real estate financing which provided $38 million.

Contractual Cash Obligations and Other Commercial Commitments

    There have not been any material changes in our contractual obligations and other commercial commitments that would require an update to the disclosure provided in our Form 10-K for the year-ended December 31, 2003.

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


Impact of Recently Adopted Accounting Standards

     In January 2003, the FASB issued Interpretation No. 46 (revised December
2003), "Consolidation of Variable Interest Entities." This interpretation requires unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risk and rewards of ownership among their owners and other parties involved. This interpretation, as amended, is effective for all entities subject to this interpretation no later than the end of the first period that ends after March 15, 2004. The adoption of this interpretation did not have an impact on our consolidated financial statements.



FORWARD-LOOKING STATEMENTS

     From time to time in this report and in other written reports and oral statements, references are made to expectations regarding our future performance. When used in this context, the words "anticipates," "plans," "believes," "estimates," "intends," "expects," "projects" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. Such statements including, but not limited to, our statements regarding our business strategy, growth strategy, productivity and profitability enhancement, new product and service introductions and liquidity and capital resources are based on management's beliefs, as well as on assumptions made by, and information currently available to, management, and involve various risks and uncertainties, certain of which are beyond our control. Our actual results could differ materially from those expressed in any forward-looking statement made by or on our behalf. In light of these risks and uncertainties there can be no assurance that the forward-looking information will in fact prove to be accurate. Factors that might cause actual results to differ from such forward-looking statements include, but are not limited to, an increase in competition, the amount of outstanding indebtedness, the availability of appropriate acquisition opportunities, availability of key products, functionality of information systems, international operating environments and other risks that are described in our Annual Report on Form 10-K for the year ended December 31, 2003 which are incorporated by reference herein. We have undertaken no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     There have not been any material changes to our exposures to market risk during the quarter ended March 31, 2004 that would require an update to the disclosures provided in our Form 10-K for the year-ended December 31, 2003.

     At March 31, 2004 the net fair value of interest-rate-related derivatives designated as fair value hedges of debt was $2.6 million.

ITEM 4.  CONTROLS AND PROCEDURES

    An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by WESCO in reports that it files under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. There have been no significant changes in internal control over financial reporting that occurred during the first fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

    As previously disclosed by the Company on February 12, 2004, the Audit Committee, following a review of an internal audit report, engaged independent counsel to assess and make findings and recommendations with respect to one branch operation (comprising approximately 2% of the Company's sales) and report back to the Audit Committee. Independent counsel has submitted its preliminary report to the Audit Committee. The matters reviewed by independent counsel related primarily to cash management and undocumented expense reimbursement practices by certain personnel at this branch which were inappropriate and did not follow corporate policies and procedures. Independent counsel concluded that certain actions at this branch constituted violations of law. These actions had no material effect on the Company's consolidated financial statements. Management has promptly implemented those remedial actions recommended by its internal auditors in their January 2004 report. In addition, management has begun to implement further action plans to address the findings and recommendations of the independent investigation related to certain internal control and operational matters at this branch.

PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (A)  EXHIBITS

     31.1 Certification of Chief Executive Officer pursuant to Rules 13a-14(a) promulgated under the Exchange Act.

     31.2 Certification of Chief Financial Officer pursuant to Rules 13a-14(a) promulgated under the Exchange Act.

     32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (B)  REPORTS ON FORM 8-K

     On January 6, 2004, we filed a Current Report on Form 8-K pursuant to Item 5 announcing it had redeemed the net equity value of stock options representing approximately 2.9 million shares.

     On February 12, 2004, we filed a Current Report on Form 8-K pursuant to
Item 12 announcing it had issued a press release releasing its earnings for the first quarter of 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on May 10, 2004 on its behalf by the undersigned thereunto duly authorized.

                                   WESCO International, Inc. and Subsidiaries

                                   By:  /s/ Stephen A. Van Oss
                                        -----------------------------------
                                        Stephen A. Van Oss
                                        Vice President, Chief Financial Officer