Form 10-Q
period 2004-06-30
WESCO INTERNATIONAL INC
filed 2004-08-09
CIK 929008

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

                  For the quarterly period ended JUNE 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for at least the past 90 days. Yes [X] No [ ].

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes [X] No[ ]

As of July 31, 2004, WESCO International, Inc. had 41,837,061 shares of common stock.

================================================================================

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS

                                                                                                                         Page
                                                                                                                         ----
PART I - FINANCIAL INFORMATION
      ITEM 1.   Financial Statements
                 Condensed Consolidated Balance Sheets as of June 30, 2004 (unaudited) and
                    December 31, 2003..............................................                                        2
                 Condensed Consolidated Statements of Operations for the three months and six
                    months ended June 30, 2004 and 2003 (unaudited) ............                                           3
                 Condensed Consolidated Statements of Cash Flows for the six months ended
                    June 30, 2004 and 2003 (unaudited) .................................................................   4
                 Notes to Condensed Consolidated Financial Statements (unaudited) ......................................   5

      ITEM 2.   Management's Discussion and Analysis of Financial Condition and Results of
                 Operations.........................................................                                      15

      ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk..............................................  21

      ITEM 4.   Controls and Procedures.................................................................................  21

PART II - OTHER INFORMATION

      ITEM 4.   Submission of Matters to a Vote of Security Holders.....................................................  22

      ITEM 6.   Exhibits and Reports on Form 8-K........................................................................  22

                Signatures..............................................................................................  23

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                       JUNE 30      DECEMBER 31
Dollars in thousands, except share data                                                                  2004           2003*
                                                                                                     -----------    -----------
                                                                                                     (UNAUDITED)
                                                               ASSETS
CURRENT ASSETS:
      Cash and cash equivalents .................................................................    $     9,419    $    27,495
      Trade accounts receivable, net of allowance for doubtful accounts
           of 12,874 and $11,422 in 2004 and 2003, respectively (NOTE 4) ........................        269,413        266,589
      Other accounts receivable .................................................................         17,221         18,223
      Inventories, net ..........................................................................        379,583        320,975
      Income taxes receivable ...................................................................             --         13,628
      Prepaid expenses and other current assets .................................................         10,456          9,378
                                                                                                     -----------    -----------
           Total current assets .................................................................        686,092        656,288

Property, buildings and equipment, net ..........................................................         93,997         98,937
Goodwill ........................................................................................        398,009        398,673
Other assets ....................................................................................          6,286          7,307
                                                                                                     -----------    -----------
           Total assets .........................................................................    $ 1,184,384    $ 1,161,205
                                                                                                     ===========    ===========

                                                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable ..........................................................................    $   443,782    $   366,380
      Accrued payroll and benefit costs .........................................................         24,048         47,110
      Current portion of long-term debt .........................................................         32,165          2,120
      Current deferred income taxes .............................................................          2,075          2,379
      Deferred acquisition payable ..............................................................             --         31,303
      Other current liabilities .................................................................         32,879         30,418
                                                                                                     -----------    -----------
           Total current liabilities ............................................................        534,949        479,710

Long-term debt ..................................................................................        403,431        420,042
Long-term deferred acquisition payable ..........................................................          2,026         53,040
Other noncurrent liabilities ....................................................................          8,331          6,574
Deferred income taxes ...........................................................................         34,241         34,151
                                                                                                     -----------    -----------
           Total liabilities ....................................................................        982,978        993,517

Commitments and contingencies

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value; 20,000,000 shares authorized, no shares issued or
          outstanding ...........................................................................             --             --
     Common stock, $.01 par value; 210,000,000 shares authorized, 45,812,829
          and 44,999,794 shares issued in 2004 and 2003, respectively ...........................            458            450
     Class B nonvoting convertible common stock, $.01 par value; 20,000,000
          shares authorized, 4,339,431 issued in 2004 and 2003 ..................................             43             43
     Additional capital .........................................................................        566,640        559,651
     Retained earnings (deficit) ................................................................       (307,983)      (336,790)
     Treasury stock, at cost; 8,407,384 and 8,400,499 shares in 2004 and 2003, respectively .....        (61,438)       (61,370)
     Accumulated other comprehensive income (loss) ..............................................          3,686          5,704
                                                                                                     -----------    -----------
          Total stockholders' equity ............................................................        201,406        167,688
                                                                                                     -----------    -----------
          Total liabilities and stockholders' equity ............................................    $ 1,184,384    $ 1,161,205
                                                                                                     ===========    ===========

* Summarized from audited December 31, 2003 balance sheet.

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                              THREE MONTHS ENDED JUNE 30     SIX MONTHS ENDED JUNE 30
In thousands, except share data                  2004         2003              2004          2003
                                               ---------     ---------       ----------    ----------
Net sales ..................................   $ 931,020     $ 820,238       $1,778,814    $1,611,046
Cost of goods sold .........................     747,313       669,338        1,434,255     1,314,714
                                               ---------     ---------        ---------     ---------
    Gross profit ...........................     183,707       150,900          344,559       296,332

Selling, general and administrative expenses     136,181       126,820          265,768       248,561
Depreciation and amortization ..............       4,655         5,121            9,661        10,254
                                               ---------     ---------        ---------     ---------
    Income from operations .................      42,871        18,959           69,130        37,517

Interest expense ...........................      10,148        10,820           19,988        21,208
Loss (gain) on debt extinguishments ........       1,625          (307)           1,625          (307)
Other expense ..............................       1,292         1,279            2,507         2,689
                                               ---------     ---------        ---------     ---------
    Income before income taxes .............      29,806         7,167           45,010        13,927

Provision (benefit) for income taxes .......      10,720          (183)          16,203         1,738
                                               ---------     ---------        ---------     ---------
      Net income ...........................   $  19,086     $   7,350        $  28,807     $  12,189
                                               =========     =========        =========     =========

Earnings per share:
      Basic: ...............................   $    0.46     $    0.16        $    0.70     $    0.27
                                               =========     =========        =========     =========

      Diluted: .............................   $    0.44     $    0.16        $    0.67     $    0.26
                                               =========     =========        =========     =========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                   SIX MONTHS ENDED JUNE 30
    In thousands                                                                      2004         2003
                                                                                    ---------    ---------
OPERATING ACTIVITIES:
Net income .....................................................................    $  28,807    $  12,189
Adjustments to reconcile net income to net cash used by operating activities:
       Loss (gain) on debt extinguishment ......................................        1,625         (307)
       Depreciation and amortization ...........................................        9,661       10,254
       Accretion of original issue and amortization of purchase discounts ......        1,402        1,475
       Amortization of debt issuance costs .....................................          774          547
       Deferred income taxes ...................................................         (214)      (1,081)
       Amortization of gain on interest rate swap ..............................         (456)          --
       Stock option expense ....................................................          726           --
       Loss (gain) on the sale of property, buildings and equipment ............           15         (491)
       Changes in assets and liabilities, excluding the effects of acquisitions:
           Change in receivables facility ......................................       75,000      (68,000)
           Trade and other receivables .........................................      (78,751)      (8,189)
           Inventories .........................................................      (59,920)       5,441
           Prepaid expenses and other current assets ...........................       14,924          191
           Accounts payable ....................................................       79,367       24,188
           Accrued payroll and benefit costs ...................................       (2,918)      (1,810)
           Other current and noncurrent liabilities ............................        2,118        7,269
                                                                                    ---------    ---------
                Net cash provided (used) by operating activities ...............       72,160      (18,324)

INVESTING ACTIVITIES:
Capital expenditures ...........................................................       (5,219)      (3,439)
Acquisition payments ...........................................................      (30,703)      (2,028)
Proceeds from the sale of property, buildings and equipment ....................           --        1,177
                                                                                    ---------    ---------
                Net cash used by investing activities ..........................      (35,922)      (4,290)

FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt .......................................      165,800       87,180
Repayments of long-term debt ...................................................     (203,439)     (57,646)
Redemption of stock options ....................................................      (20,144)       4,563
Debt issuance costs ............................................................           --       (1,431)
Proceeds from the exercise of stock options ....................................        3,800           29
                                                                                    ---------    ---------
                Net cash (used) provided by financing activities ...............      (53,983)      32,695

Effect of exchange rate changes on cash and cash equivalents ...................         (331)         554

       Net change in cash and cash equivalents .................................      (18,076)      10,635
       Cash and cash equivalents at the beginning of period ....................       27,495       22,570
                                                                                    ---------    ---------
       Cash and cash equivalents at the end of period ..........................    $   9,419    $  33,205
                                                                                    =========    =========
Supplemental disclosures:
Non-cash financing activities:
       Decrease in fair value of interest rate swap ............................    $   1,498    $      --

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

      The unaudited condensed consolidated balance sheet as of June 30, 2004, the unaudited condensed consolidated statements of operations for the three months and six months ended June 30, 2004 and June 30, 2003 and the unaudited condensed consolidated statements of cash flows for the six months ended June 30 2004, and June 30, 2003, in the opinion of management, have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of the results of the interim periods. All adjustments reflected in the condensed consolidated financial statements are of a normal recurring nature unless indicated. Results for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Stock Options

      During the year ended December 31, 2003, WESCO adopted the measurement provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". This change in accounting method was applied on a prospective basis in accordance with SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123." Stock options awarded prior to 2003 are accounted for under the intrinsic value method under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The Company recognized $0.4 million and $0.7 million of compensation expense for the three months and six months ended June 30, 2004. There were no options granted during the six months ended June 30, 2004 and June 30, 2003.

      The following table presents the pro forma results as if the fair-value based method of accounting for stock-based awards had been applied to all outstanding options:

                                                                             IN THOUSANDS EXCEPT PER SHARE DATA
                                                                            THREE MONTHS             SIX MONTHS
                                                                           ------------------  --------------------
                                                                            ENDED JUNE 30           ENDED JUNE 30
                                                                           ------------------  --------------------
                                                                            2004       2003       2004       2003
                                                                           -------   --------  ---------  ---------
Net income, as reported .............................................      $19,086   $  7,350   $ 28,807   $ 12,189
Add: Stock-based employee compensation expense
included in reported net income,
net of related tax ..................................................          236         --        472         --
Deduct: Stock-based employee compensation
expense determined under SFAS No. 123 for
all awards net of related tax ......................................           429        371        858        741
                                                                           -------   --------   --------   --------
Pro forma net income................................................       $18,893   $  6,979   $ 28,421   $ 11,448
Earnings per share:
   Basic as reported................................................       $  0.46   $   0.16   $   0.70   $   0.27
   Basic pro forma..................................................       $  0.45   $   0.15   $   0.69   $   0.25
   Diluted as reported..............................................       $  0.44   $   0.16   $   0.67   $   0.26
   Diluted pro forma................................................       $  0.43   $   0.15   $   0.66   $   0.25

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

3.    EARNINGS PER SHARE

      The following table sets forth the details of basic and diluted earnings per share:

                                                                                         THREE MONTHS ENDED
                                                                                               JUNE 30
Dollars in thousands, except per share amounts                                          2004            2003
                                                                                  --------------   --------------
Reported net income                                                               $       19,086   $        7,350
                                                                                  ==============   ==============
Weighted average common shares outstanding
  used in computing basic earnings per share                                          41,562,343       45,114,271
Common shares issuable upon exercise
  of dilutive stock options                                                            2,158,108        1,429,219
                                                                                  --------------   --------------
Weighted average common shares outstanding and common
     share equivalents used in computing diluted
     earnings per share                                                               43,720,451       46,543,490
                                                                                  ==============   ==============

Earnings per share:
     Basic                                                                        $         0.46   $         0.16
     Diluted                                                                      $         0.44   $         0.16
                                                                                  --------------   --------------


                                                                                        SIX MONTHS ENDED
                                                                                            JUNE 30
Dollars in thousands, except per share amounts                                        2004            2003
                                                                                  ------------   ------------
Reported net income                                                               $     28,807   $     12,189
                                                                                  ============   ============
Weighted average common shares outstanding
  used in computing basic earnings per share                                        41,354,040     45,111,131
Common shares issuable upon exercise of
  dilutive stock options                                                             1,950,382      1,371,041
                                                                                  ------------   ------------
Weighted average common shares outstanding and common
     share equivalents used in computing diluted
     earnings per share                                                             43,304,422     46,482,172
                                                                                  ============   ============

Earnings per share:
     Basic                                                                        $       0.70   $       0.27
     Diluted                                                                      $       0.67   $       0.26
                                                                                  ------------   ------------

4.    ACCOUNTS RECEIVABLE SECURITIZATION

      WESCO maintains an accounts receivable securitization program ("Receivables Facility") and the facility provides for a $165 million purchase commitment with a term of 364 days and a $135 million purchase commitment with a term of three years. Under the Receivables Facility, WESCO sells, on a continuous basis, to WESCO Receivables Corporation, a wholly-owned, special purpose company ("SPC"), an undivided interest in all domestic accounts receivable. The SPC sells without recourse to a third-party conduit all the eligible receivables while maintaining a subordinated interest, in the form of overcollateralization, in a portion of the receivables. WESCO has agreed to continue servicing the sold receivables for the financial institution at market rates; accordingly, no servicing asset or liability has been recorded.

      As of June 30, 2004 and December 31, 2003, securitized accounts receivable totaled approximately $408 million and $330 million, respectively, of which the subordinated retained interest was approximately $108 million and $105 million, respectively. Accordingly, approximately $300 million and $225 million of accounts receivable balances were removed from the consolidated balance sheets at June 30, 2004 and December 31, 2003, respectively. Costs associated with the Receivables Facility totaled $1.3 million for the three months ended June 30, 2004 and June 30, 2003. Costs associated with the Receivables Facility totaled $2.5 million and $2.7 million for the six-months ended June 30, 2004 and June 30, 2003. These amounts are recorded as other expenses in the consolidated statements of operations and are primarily related to the discount and loss on the sale of accounts receivables, partially offset by related servicing revenue.

      The key economic assumptions used to measure the retained interest at the date of the securitization for securitizations completed in 2004 were a discount rate of 2% and an estimated life of 1.5 months. At June 30, 2004, an immediate adverse change in the discount rate or estimated life of 10% and 20% would result in a reduction in the fair value of the retained interest of $0.1 million and $0.2 million, respectively. These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this example, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another.

5.    COMPREHENSIVE INCOME

      The following table sets forth comprehensive income and its components:

                                                                    THREE MONTHS ENDED
                                                                         JUNE 30
In thousands                                                         2004        2003
                                                                   --------    --------
Net income                                                         $ 19,086    $  7,350
Foreign currency translation adjustment                              (1,658)      4,320
                                                                   --------    --------
Comprehensive income                                               $ 17,428    $ 11,670
                                                                   --------    --------

                                                                      SIX MONTHS ENDED
                                                                          JUNE 30
In thousands                                                         2004        2003
                                                                   --------    --------
Net income                                                         $ 28,807    $ 12,189
Foreign currency translation adjustment                              (2,018)      7,210
                                                                   --------    --------
Comprehensive income                                               $ 26,789    $ 19,399
                                                                   --------    --------

6.    ACQUISITIONS

      In 1998, WESCO acquired substantially all the assets and assumed substantially all liabilities and obligations relating to the operations of Bruckner Supply Company, Inc. ("Bruckner"). The terms of the purchase agreement provide for additional contingent consideration to be paid based on achieving certain earnings targets. The amount of earn-out proceeds payable in any single year subsequent to achieving the earnings target is capped under this agreement at $30 million per year. As a result of Bruckner's performance in 2003, WESCO recorded a liability of $80 million as of December 31, 2003 for contingent consideration relating to the Bruckner agreement. During the first six months of 2004 WESCO paid $30 million pursuant to this agreement. The remaining $50 million due under the agreement was converted into a note payable ($30 million, due in June 2005, classified as current and $20 million, due in June 2006, classified as long-term debt) and pays interest at 10%. No additional amounts can be earned under this agreement.

      Certain other acquisitions also contain contingent consideration provisions, only one of which could require a significant payment. Management estimates this payment could range up to $20 million and would be made in 2008.

7.    INCOME TAXES

      The following table sets forth the reconciliation between the federal statutory income tax rate and the effective rate:

                                                                           THREE MONTHS ENDED
                                                                                JUNE 30,
                                                                           -----------------
                                                                           2004        2003
                                                                           ----        ----
Federal statutory rate.............................................        35.0%        35.0%
State taxes, net of federal tax benefit............................         1.5          0.2
Nondeductible expenses.............................................         1.0          2.3
Domestic tax benefit from foreign operations.......................        (1.2)        (3.2)
Foreign tax rate differences.......................................        (0.4)        (0.3)
Favorable impact resulting from prior year tax contingencies(1)....          --        (34.1)
Other..............................................................         0.1         (2.5)
                                                                           ----        -----
                                                                           36.0%        (2.6)%
                                                                           ====         ====



                                                                           SIX MONTHS ENDED
                                                                                JUNE 30,
                                                                           -----------------
                                                                           2004        2003
                                                                           -----       -----
Federal statutory rate.............................................        35.0%        35.0%
State taxes, net of federal tax benefit............................         1.2          0.2
Nondeductible expenses.............................................         1.2          2.3
Domestic tax benefit from foreign operations.......................        (0.8)        (3.2)
Foreign tax rate differences.......................................        (0.6)        (0.3)
Favorable impact resulting from prior year tax contingencies (1)...          --        (17.5)
Net operating loss utilization(2)..................................          --         (4.0)
                                                                           ----        -----
                                                                           36.0%        12.5%
                                                                           ====        =====

----------

(1) Represents a benefit of $2.4 million from the resolution of prior year tax contingencies.

(2) Represents the recognition of a $0.6 million benefit associated with the utilization of a net operating loss.

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

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                                             JUNE 30, 2004
                                                     ----------------------------------------------------------------------------
                                                                            (IN THOUSANDS)
                                                                                                   Consolidating
                                                         WESCO          WESCO                          and
                                                     International,  Distribution,  Non-Guarantor  Eliminating
                                                          Inc.           Inc.       Subsidiaries      Entries        Consolidated
                                                     --------------  -------------  -------------  ------------      ------------
Cash and cash equivalents ...........................   $     --      $    4,088      $  5,333      $        (2)      $    9,419
Trade accounts receivable ...........................         --          16,155       253,258               --          269,413
Inventories .........................................         --         323,136        56,447               --          379,583
Other current assets ................................         --           7,628        17,974            2,075           27,677
                                                        --------      ----------      --------      -----------       ----------
   Total current assets .............................         --         351,007       333,012            2,073          686,092
Intercompany receivables, net .......................         --         217,082        20,644         (237,726)              --
Property, buildings and equipment, net ..............         --          26,041        67,956               --           93,997
Goodwill ............................................         --         360,056        37,953               --          398,009
Investments in affiliates and other noncurrent assets    435,448         381,600         3,281         (814,043)           6,286
                                                        --------      ----------      --------      -----------       ----------
   Total assets .....................................   $435,448      $1,335,786      $462,846      $(1,049,696)      $1,184,384
                                                        ========      ==========      ========      ===========       ==========

Accounts payable ....................................   $      2      $  420,042      $ 23,740      $        (2)      $  443,782
Other current liabilities ...........................         --          85,541         3,551            2,075           91,167
                                                        --------      ----------      --------      -----------       ----------
   Total current liabilities ........................          2         505,583        27,291            2,073          534,949
Intercompany payables, net ..........................    237,726              --            --         (237,726)              --
Long-term debt ......................................         --         353,490        49,941               --          403,431
Other noncurrent liabilities ........................         --          41,289         3,309               --           44,598
Stockholders' equity ................................    197,720         435,424       382,305         (814,043)         201,406
                                                        --------      ----------      --------      -----------       ----------
   Total liabilities and stockholders' equity .......   $435,448      $1,335,786      $462,846      $(1,049,696)      $1,184,384
                                                        ========      ==========      ========      ===========       ==========

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                                                   DECEMBER 31, 2003
                                                       ----------------------------------------------------------------------------
                                                                                     (IN THOUSANDS)
                                                                                                       Consolidating
                                                           WESCO                                           and
                                                       International,      WESCO         Non-Guarantor  Eliminating
                                                            Inc.      Distribution, Inc. Subsidiaries      Entries      Consolidated
                                                       -------------  ------------------ -------------  -----------     ------------
Cash and cash equivalents ...........................     $      1       $   16,421        $ 11,073     $        --      $   27,495
Trade accounts receivable ...........................           --           39,900         226,689              --         266,589
Inventories .........................................           --          272,597          48,378              --         320,975
Other current assets ................................           --           37,259           7,691          (3,721)         41,229
                                                          --------       ----------        --------     -----------      ----------
   Total current assets .............................            1          366,177         293,831          (3,721)        656,288
Intercompany receivables, net .......................           --          203,243          45,156        (248,399)             --
Property, buildings and equipment, net ..............           --           29,687          69,250              --          98,937
Goodwill ............................................           --          360,655          38,018              --         398,673
Investments in affiliates and other noncurrent assets      410,382          361,824           3,727        (768,626)          7,307
                                                          --------       ----------        --------     -----------      ----------
   Total assets .....................................     $410,383       $1,321,586        $449,982     $(1,020,746)     $1,161,205
                                                          ========       ==========        ========     ===========      ==========

Accounts payable ....................................     $     --       $  345,632        $ 20,748     $        --      $  366,380
Other current liabilities ...........................           --          105,521          11,530          (3,721)        113,330
                                                          --------       ----------        --------     -----------      ----------
   Total current liabilities ........................           --          451,153          32,278          (3,721)        479,710
Intercompany payables, net ..........................      248,399               --              --        (248,399)             --
Long-term debt ......................................           --          370,642          49,400              --         420,042
Other noncurrent liabilities ........................           --           89,409           4,356              --          93,765
Stockholders' equity ................................      161,984          410,382         363,948        (768,626)        167,688
                                                          --------       ----------        --------     -----------      ----------
   Total liabilities and stockholders' equity .......     $410,383       $1,321,586        $449,982     $(1,020,746)     $1,161,205
                                                          ========       ==========        ========     ===========      ==========

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                                                                    THREE MONTHS ENDED JUNE 30, 2004
                                               ------------------------------------------------------------------------------
                                                                             (IN THOUSANDS)
                                                                                                  Consolidating
                                                  WESCO                                               and
                                               International,       WESCO          Non-Guarantor   Eliminating
                                                  Inc.         Distribution, Inc.  Subsidiaries      Entries     Consolidated
                                               -------------   ---------------=--  -------------   -----------   ------------
Net sales ..................................     $     --         $ 796,419          $ 134,601      $      --      $931,020
Cost of goods sold .........................           --           642,012            105,301             --       747,313
Selling, general and administrative expenses           --           118,549             17,632             --       136,181
Depreciation and amortization ..............           --             3,867                788             --         4,655
Results of affiliates' operations ..........       17,227            11,297                 --        (28,524)           --
Interest expense (income), net .............       (2,862)           14,114             (1,104)            --        10,148
Other (income) expense .....................           --             6,714             (3,797)            --         2,917
Provision (benefit) for income taxes .......        1,003             5,233              4,484             --        10,720
                                                 --------         ---------          ---------      ---------      --------
   Net income (loss) .......................     $ 19,086         $  17,227          $  11,297      $ (28,524)     $ 19,086
                                                 ========         =========          =========      =========      ========



                                                                        THREE MONTHS ENDED JUNE 30, 2003
                                               ---------------------------------------------------------------------------------
                                                                                     (IN THOUSANDS)
                                                                                                  Consolidating
                                                  WESCO                                               and
                                               International,       WESCO          Non-Guarantor   Eliminating
                                                  Inc.         Distribution, Inc.  Subsidiaries      Entries        Consolidated
                                               -------------   ------------------  -------------   -----------      ------------
Net sales ..................................      $    --         $ 700,941          $ 119,297      $      --         $820,238
Cost of goods sold .........................           --           572,067             97,271             --          669,338
Selling, general and administrative expenses           --           110,141             16,679             --          126,820
Depreciation and amortization ..............           --             4,354                767             --            5,121
Results of affiliates' operations ..........        5,421             6,441                 --        (11,862)              --
Interest expense (income), net .............       (2,968)           14,449               (661)            --           10,820
Other (income) expense .....................           --             4,876             (3,904)            --              972
Provision (benefit) for income taxes .......        1,039            (3,926)             2,704             --             (183)
                                                  -------         ---------          ---------      ---------         --------

   Net income (loss) .......................      $ 7,350         $   5,421          $   6,441      $ (11,862)        $  7,350
                                                  =======         =========          =========      =========         ========

                                                                       SIX MONTHS ENDED JUNE 30, 2004
                                               --------------------------------------------------------------------------------
                                                                                 (IN THOUSANDS)

                                                                                                 Consolidating
                                                   WESCO                                              and
                                               International,        WESCO        Non-Guarantor   Eliminating
                                                   Inc.        Distribution, Inc.  Subsidiaries    Entries         Consolidated
                                               --------------- -----------------  -------------   -----------      ------------
Net sales ..................................     $     --       $ 1,524,190         $ 254,624      $     --        $1,778,814
Cost of goods sold .........................           --         1,232,506           201,749            --         1,434,255
Selling, general and administrative expenses           --           230,069            35,699            --           265,768
Depreciation and amortization ..............           --             8,068             1,593            --             9,661
Results of affiliates' operations ..........       25,066            18,451                --       (43,517)               --
Interest expense (income), net .............       (5,753)           27,928            (2,187)           --            19,988
Other (income) expense .....................           --            12,790            (8,658)           --             4,132
Provision for income taxes .................        2,012             6,214             7,977            --            16,203
                                                 --------       -----------         ---------      --------        ----------
   Net income (loss) .......................     $ 28,807       $    25,066         $  18,451      $(43,517)       $   28,807
                                                 ========       ===========         =========      ========        ==========



                                                                             SIX MONTHS ENDED JUNE 30, 2004
                                                 --------------------------------------------------------------------------------
                                                                                 (IN THOUSANDS)

                                                                                                        Consolidating
                                                         WESCO                                              and
                                                     International,        WESCO         Non-Guarantor   Eliminating
                                                          Inc.        Distribution, Inc.  Subsidiaries    Entries      Consolidated
                                                    ----------------  -----------------  -------------   -----------   ------------
Net sales.......................................    $        --       $ 1,382,014         $ 229,032       $      --    $1,611,046
Cost of goods sold..............................             --         1,127,978           186,736              --     1,314,714
Selling, general and administrative expenses....             --           214,962            33,599              --       248,561
Depreciation and amortization...................             --             8,693             1,561              --        10,254
Results of affiliates' operations...............          8,394            12,983                --         (21,377)           --
Interest expense (income), net..................         (5,838)           29,077            (2,031)             --        21,208
Other (income) expense..........................             --            12,891           (10,509)             --         2,382
Provision for income taxes......................          2,043            (6,998)            6,693              --         1,738
                                                    -----------       -----------         ---------       ---------    ----------
   Net income (loss)............................    $    12,189       $     8,394         $  12,983       $ (21,377)   $   12,189
                                                    ===========       ===========         =========       =========    ==========

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                         SIX MONTHS ENDED JUNE 30, 2004
                                 (IN THOUSANDS)

                                                                                               Consolidating
                                           WESCO                                                   and
                                      International,           WESCO          Non-Guarantor    Eliminating
                                           Inc.         Distribution, Inc.    Subsidiaries        Entries       Consolidated
                                      --------------    ------------------    -------------    -------------    ------------
Net cash provided (used) by
   operating activities                  $ 27,016            $ 49,719            $ (4,573)        $     (2)       $ 72,160
Investing activities:
   Capital expenditures                        --              (4,932)               (287)              --          (5,219)
   Acquisitions                                --             (30,703)                 --               --         (30,703)
                                         --------            --------            --------         --------        --------
   Net cash used in investing
   activities                                  --             (35,635)               (287)              --         (35,922)
Financing activities:
   Net borrowings (repayments)            (10,673)            (26,417)               (549)              --         (37,639)
   Redemption of stock options            (20,144)                 --                  --               --         (20,144)
   Equity transactions                      3,800                  --                  --               --           3,800
                                         --------            --------            --------         --------        --------
   Net cash (used in) provided by
   financing activities                   (27,017)            (26,417)               (549)              --         (53,983)
                                         --------            --------            --------         --------        --------
Effect of exchange rate changes on
   Cash and cash equivalents                   --                  --                (331)              --            (331)
                                         --------            --------            --------         --------        --------
Net change in cash and cash
   equivalents                                 (1)            (12,333)             (5,740)              (2)        (18,076)
Cash and cash equivalents at
   beginning of year                            1              16,421              11,073               --          27,495
                                         --------            --------            --------         --------        --------
Cash and cash equivalents at end of
   period                                $     --            $  4,088            $  5,333         $     (2)       $  9,419
                                         ========            ========            ========         ========        ========


                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                         SIX MONTHS ENDED JUNE 30, 2003
                                 (IN THOUSANDS)

                                                                                               Consolidating
                                           WESCO                                                   and
                                      International,           WESCO          Non-Guarantor    Eliminating
                                           Inc.         Distribution, Inc.    Subsidiaries        Entries       Consolidated
                                      --------------    ------------------    -------------    -------------    ------------
Net cash provided (used) by
   operating activities                  $  3,819            $ 12,210           $(34,353)        $      --        $(18,324)
Investing activities:
   Capital expenditures                        --              (3,225)              (214)               --          (3,439)
   Acquisitions                                --              (2,028)                --                --          (2,028)
   Proceeds from sale of property              --               1,177                 --                --           1,177
                                         --------            --------           --------          --------        --------
   Net cash used in investing
   activities                                  --              (4,076)              (214)               --          (4,290)
Financing activities:
   Net borrowings (repayments)             (3,851)                197             37,751                --          34,097
   Equity transactions                         29                  --                 --                --              29
   Other                                       --                  --             (1,431)               --          (1,431)
                                         --------            --------           --------          --------        --------
   Net cash (used in) provided by
   financing activities                    (3,822)                197             36,320                --          32,695
                                         --------            --------           --------          --------        --------
Effect of exchange rate changes on
   Cash and cash equivalents                   --                  --                554                --             554
                                         --------            --------           --------          --------        --------
Net change in cash and cash
   equivalents                                 (3)              8,331              2,307                --          10,635
Cash and cash equivalents at
   beginning of year                            4              12,449             10,117                --          22,570
                                         --------            --------           --------          --------        --------
Cash and cash equivalents at end of
   period                                $      1            $ 20,780           $ 12,424          $     --        $ 33,205
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

      Sales growth, along with positive impact from our margin and cost improvement initiatives contributed to improved financial results for the first six months of 2004. Sales increased 10.4% over the same period last year and the gross margin percentage of 19.4% is our historical best. Operating income improved by 84.3% compared with last year's comparable period and the year to date net income was $28.8 million versus $12.2 million in last year's comparable period. As a result, our earnings per share were $0.67 for the six month period, a 157% improvement over earnings per share during the same period last year.

CASH FLOW

      We generated $72.2 million in operating cash flow during the first six months of 2004. Included in this amount was a $75.0 million cash inflow from an increase in our Receivables Facility. During the six month period ended June 30, 2004 we repurchased $36.0 million in aggregate principal amount of senior subordinated notes at a net loss of $1.6 million. During the second quarter we paid $30 million pursuant to the terms of the Bruckner purchase agreement. During the first quarter we funded a payment of $20.1 million to certain employees for the net equity value of stock options originally granted in 1994 and 1995.

FINANCING AVAILABILITY

      As of June 30, 2004 we had approximately $180 million in available borrowing capacity under our financing facilities.

OUTLOOK

      Improvements in operations and our capital structure made in 2003 have positioned us well for 2004. Though we continue to see improvements in the macroeconomic data that reflect activity levels in our major end markets, capital spending in the manufacturing and construction markets we serve still remains well below the higher levels experienced in 1999 and 2000. Even with improvement, we anticipate a lag before we see a broad based increase in capital spending. Accordingly, we continue to focus on selling and marketing initiatives to increase market share, improve margin expansion programs and focus on cost containment as we drive to improve our operating performance for the rest of 2004.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      During the six-month period ended 2004, there were no significant changes to WESCO's Critical Accounting Policies and Estimates referenced in the 2003 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Second Quarter of 2004 versus Second Quarter of 2003

      The following table sets forth the percentage relationship to net sales of certain items in WESCO's condensed consolidated statements of operations for the periods presented:

                                                 THREE MONTHS ENDED JUNE 30
                                                 --------------------------
                                                 2004                 2003
                                                 -----                -----
Net sales                                        100.0%               100.0%
Gross profit                                      19.7                 18.4
Selling, general and administrative expenses      14.6                 15.5
Depreciation and amortization                      0.5                  0.6
                                                 -----                -----
    Income from operations                         4.6                  2.3
Interest expense                                   1.1                  1.2
Loss on debt extinguishments                       0.1                  -
Other expense                                      0.1                  0.2
                                                 -----                -----
    Income before income taxes                     3.3                  0.9
Provision for income taxes                         1.2                  0.0
                                                 -----                -----
    Net income                                     2.1%                 0.9%
                                                 =====                =====

      Net sales in the second quarter of 2004 totaled $931.0 million versus $820.2 million in the comparable 2003 quarter, a 13.5% increase. Approximately 10% of the increase in sales was attributable to stronger demand resulting from improving economic activity and market share gain. The remaining portion of the increase was due to improved pricing on commodity products, approximately 3%, and the strength of the Canadian dollar.

      Gross profit for the second quarter of 2004 totaled $183.7 million and was up compared to 2003's second quarter, as the gross margin percentage improved to 19.7% versus 18.4% last year. The improvement in gross margin percentage was comprised of a 70 basis point favorable impact from improved performance with supplier volume rebate and cash discount programs, a 50 basis point favorable impact due to pass through of increased commodity prices, and favorable sales mix of 20 basis points.

      Selling, general and administrative ("SG&A") expenses in the second quarter of 2004 totaled $136.2 million versus $126.8 million in last year's comparable quarter. Total payroll expense increased approximately $9.2 million over last year's second quarter principally from increased variable incentive compensation costs of $5.7 million, increased health care and benefits costs of $2.1 million and stock options of $0.4 million associated with the adoption of SFAS No. 123 in 2003. Shipping and handling expense included in SG&A was $9.2 million in the second quarter of 2004 compared with $9.0 million in last year's second quarter. As a percentage of net sales, SG&A expenses decreased to 14.6% from 15.5% in the prior year quarter reflecting LEAN initiatives and the leverage of higher sales volume.

      Depreciation and amortization was $4.7 million in the second quarter of 2004 versus $5.1 million in last year's second quarter. The decline in depreciation and amortization was primarily due to less depreciation expense on computer hardware and less software amortization.

      Interest expense totaled $10.1 million for the second quarter of 2004 versus $10.8 million in last year's comparable quarter. The decline was due to a lower amount of indebtedness outstanding during the current quarter as compared to the second quarter of 2003 offset somewhat by a slightly higher effective interest rate resulting from a higher proportion of fixed rate debt. Loss on debt extinguishments of $1.6 million represented the loss on the repurchase of our senior subordinated notes versus a gain on debt extinguishments of $0.3 million during last year's comparable period. Other expense during the second quarter of 2004 and 2003 totaled $1.3 million, reflecting costs associated with the Receivables Facility.

      Income tax expense totaled $10.7 million in the second quarter of 2004 and the effective tax rate was a 36.0%. Income tax benefit totaled $0.2 million in the second quarter of 2003 and the effective tax rate was a 2.6% benefit. Last year's effective tax rate differed from the statutory rate primarily as a result of the recognition of a $2.4 million benefit associated with the favorable resolution of an IRS examination.

      For the second quarter of 2004, net income totaled $19.1 million, or $0.44 per diluted share, compared with $7.4 million, or $0.16 per diluted share, in the second quarter of 2003. The improvements in net income and earnings per share were primarily attributable to increased sales and gross profit offset somewhat by the increase in payroll expense and an increase in the effective tax rate.

Six Months Ended June 30, 2004 versus Six Months Ended June 30, 2003

      The following table sets forth the percentage relationship to net sales of certain items in WESCO's condensed consolidated statements of operations for the periods presented:

                                                 SIX MONTHS
                                                ENDED JUNE 30
                                                2004      2003
                                               ------    ------
Net sales                                       100.0%    100.0%
Gross profit                                     19.4      18.4
Selling, general and administrative expenses     14.9      15.4
Depreciation and amortization                     0.6       0.7
                                               ------    ------
    Income from operations                        3.9       2.3
Interest expense                                  1.1       1.3
Loss on debt extinguishment                       0.1         -
Other expense                                     0.1       0.1
                                               ------    ------
    Income before income taxes                    2.6       0.9
Provision for income taxes                        0.9       0.1
                                               ------    ------
    Net income                                    1.7%      0.8%
                                               ------    ------

      Net sales in the six months ended June 30, 2004 totaled $1,778.8 million versus $1,611.0 million in the comparable 2003 period, a 10.4% increase. Approximately 7% of the increase in sales was attributable to stronger demand resulting from improving economic activity. The remaining portion of the increase was split between improved pricing on commodity products of approximately 2% and the strength of the Canadian dollar of 1%.

      Gross profit for the six months ended June 30, 2004 of $344.6 million was up versus last year's comparable period, as the gross margin percentage improved to 19.4% versus 18.4% last year. The improvement in gross margin percentage was comprised of a 45 basis point favorable impact from improved performance with supplier volume rebate and cash discount programs, along with a 40 basis point favorable impact due to pass through of rising commodity prices and favorable sales mix of 20 basis points.

      SG&A expenses during the six months ended June 30, 2004 totaled $265.8 million versus $248.6 million in last year's comparable period. Total payroll expense increased approximately $15.9 million over last year's first half principally from increased variable incentive compensation costs of $8.0 million, increased health care and benefits costs of $3.9 million and stock options of $0.7 million associated with the adoption of SFAS No. 123 in 2003. Shipping and handling expense included in SG&A was $17.8 million for both this year and last year's comparable period. As a percentage of net sales, SG&A expenses decreased to 14.9% compared with 15.4% in last year's six-month period reflecting LEAN initiatives and the leverage of higher sales volume.

      Depreciation and amortization was $9.7 million in the first six months of 2004 versus $10.3 million in last year's comparable period.

      Interest expense totaled $20.0 million for the six months ended June 30, 2004 versus $21.2 million in last year's comparable period, a decrease of 5.8%. The decline was due to a lower amount of indebtedness outstanding during the current period. Loss on debt extinguishments of $1.6 million represented the loss on the repurchase of our senior subordinated notes compared with a gain on debt extinguishments of $0.3 million last year. Other expense totaled $2.5 million in 2004, a decline from $2.7 million in the comparable 2003 period, principally reflecting costs associated with the accounts receivable securitization program.

      For the six months ended June 30, 2004, income tax expense totaled $16.2 million and the effective tax rate was 36.0%. Income tax expense totaled $1.7 million in last year's comparable period and the effective tax rate was 12.5%. The effective tax rate in the prior-year period differs from the statutory rate primarily as a result of the recognition of a $2.4 million benefit associated with the favorable conclusion of an IRS examination. In addition, foreign tax credits contributed to the reduction in the effective rate during 2003.

      For the six months ended June 30, 2004, net income totaled $28.8 million, or $0.67 per diluted share, versus $12.2 million, or $0.26 per diluted share, in last year's comparable period. The improvements in net income and earnings per share were primarily attributable to increased sales and gross profit offset somewhat by the increase in payroll expense and an increase in the effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

      Total assets were $1.2 billion at June 30, 2004 and December 31, 2003, respectively. During the first six months of 2004, total liabilities decreased to $983.0 million. An increase in accounts payable of $77.4 million as a result of increased purchase activity was offset by a $30 million payment made pursuant to earn-out provisions of the Bruckner acquisition agreement and a $23.1 million decrease in accrued payroll and benefit costs primarily as a result of a $20.1 million payment related to certain employee stock options. During the first six months of 2004, stockholders' equity increased $33.7 million to $201.4 million at June 30, 2004 principally as a result of $28.8 million of net income.

      Our liquidity needs arise from seasonal working capital requirements, capital expenditures, acquisitions and debt service obligations. In addition, certain of our acquisition agreements contain earn-out provisions based principally on future earnings targets. The most significant of these agreements relates to the acquisition of Bruckner, the terms of which provide for additional contingent consideration to be paid based on achieving earnings targets of earnings before interest, taxes, depreciation and amortization of Bruckner. The amount of earn-out proceeds earned that is payable in any single year subsequent to achieving the earnings target is capped under this agreement at $30 million per year. During the first six months of 2004 WESCO paid $30 million pursuant to this agreement. The remaining $50 million due under the agreement was converted into a note payable ($30 million, due in June 2005, classified as current and $20 million, due in June 2006, classified as long-term debt) and pays interest at 10%. No additional amounts can be earned under this agreement.

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

      The above permitted transactions would also be allowed if such excess availability is between $25 million and $50 million and our fixed charge coverage ratio, as defined by the agreement, is at least 1.25 to 1.0 after taking into consideration the permitted transaction. Additionally, if excess availability under the agreement is less than $50 million, then we must maintain a fixed charge coverage ratio of 1.1 to 1.0. At June 30, 2004, the interest rate was 3.04%. As of June 30, 2004, we had no borrowings outstanding under this facility and approximately $180 million in availability, and consequently, we were not subject to any covenants in the agreement.

Senior Notes

      As of June 30, 2004, we had $342.8 million in aggregate principal amount of 9.125% senior subordinated notes due 2008. The notes were issued with an average issue price of 98%. During the first six months of 2004 we repurchased $36.0 million in aggregate principal amount of senior subordinated notes at a net loss of $1.6 million.

Interest Rate Swap Agreements

      In September 2003, we entered into a $50 million interest rate swap agreement and in December 2003, we entered into two additional $25 million interest rate swap agreements. These agreements have terms expiring concurrently with the maturity of our 9.125% senior subordinated notes and were entered into with the intent of converting $100 million of the senior subordinated notes from a fixed-to-floating rate. Pursuant to these agreements, we receive semi-annual fixed interest payments at the rate of 9.125% commencing December 1, 2003 and make semi-annual variable interest rate payments at six-month LIBOR rates plus a premium in arrears. The LIBOR rates in the agreements reset every six months and at June 30, 2004, the rates ranged from 6.32% to 6.58%. The agreements can be terminated by the counterparty in accordance with a redemption schedule that is consistent with the redemption schedule for the senior subordinated notes.

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

Off-Balance Sheet Arrangements-Accounts Receivable Securitization Program

      In September 2003, we entered into a $300 million Receivables Facility agreement with four financial institutions. The new facility provides for a $165 million purchase commitment with a term of 364 days and a $135 million purchase commitment with a term of three years. Presently, we expect the $165 million portion of the facility to be renewed in September 2004. Under the Receivables Facility, WESCO sells, on a continuous basis, to WESCO Receivables Corporation, a wholly-owned special purpose company ("SPC"), an undivided interest in all domestic accounts receivable. The SPC sells without recourse to a third-party conduit, all the eligible receivables while maintaining a subordinated interest, in the form of overcollateralization, in a portion of the receivables. WESCO has agreed to continue servicing the sold receivables for the financial institution at market rates; accordingly, no servicing asset or liability has been recorded. As of June 30, 2004, $300 million in funding was outstanding under the Receivables Facility.

Cash Flow

      Operating Activities. Cash provided by operating activities for the first six months of 2004 totaled $72.2 million compared to cash used by operating activities of $18.3 million in the prior year. Cash provided by operating activities in 2004 included cash inflows of $75 million associated with changes related to our Receivables Facility. In 2003, cash used by operating activities included a cash outflow of $68.0 million due to changes related to our Receivables Facility. In 2004, cash generated by net income plus other adjustments totaling $42.3 million, along with cash inflows from increases in accounts payable of $79.4 million and prepaid expenses and other current assets of $14.9 million were partially offset by a $78.8 million use of cash for increased accounts receivable and a $59.9 million use of cash for increased inventory. The increases in accounts payable, accounts receivable and inventory result primarily from the increase in business activity during the first six months. The change in accounts receivable also includes the impact of a change in cash collection procedures. In 2003, cash generated by net income plus other adjustments totaling $22.6 million and cash generated by increases in accounts payable and other current and non-current liabilities totaling $31.5 million was partially offset by cash used to fund increases in accounts receivable totaling $8.2 million.

      Investing Activities. Net cash used in investing activities was $35.9 million during the first six months of 2004, due to a $30 million payment pursuant to the Bruckner purchase agreement and capital expenditures of $5.2 million. In 2003, net cash used in investing activities of $4.3 million included capital expenditures of $3.4 million along with acquisition payments totaling $2.0 million and were partially offset by proceeds received from the sale of property and buildings totaling $1.2 million.

      Financing Activities. Net cash used by financing activities during the first six months of 2004 totaled $54.0 million primarily as a result of net debt repayments of $37.6 million and $20.1 million in cash payments made to certain employees for the redemption of stock options. In 2003, net cash provided by financing activities totaled $32.7 million as a result of completing the real estate financing which provided $38 million partially offset by debt repayments.

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

FORWARD-LOOKING STATEMENTS

      From time to time in this report and in other written reports and oral statements, references are made to expectations regarding the future performance of WESCO. When used in this context, the words "anticipates," "plans," "believes," "estimates," "intends," "expects," "projects" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. Such statements including, but not limited to, WESCO's statements regarding its business strategy, growth strategy, productivity and profitability enhancement, new product and service introductions and liquidity and capital resources are based on management's beliefs, as well as on assumptions made by, and information currently available to, management, and involve various risks and uncertainties, certain of which are beyond WESCO's control. WESCO's actual results could differ materially from those expressed in any forward-looking statement made by or on behalf of WESCO. In light of these risks and uncertainties there can be no assurance that the forward-looking information will in fact prove to be accurate. Factors that might cause actual results to differ from such forward-looking statements include, but are not limited to, an increase in competition, the amount of outstanding indebtedness, the availability of appropriate acquisition opportunities, availability of key products, functionality of information systems, international operating environments and other risks that are described in WESCO's Annual Report on Form 10-K for the year ended December 31, 2003 which are incorporated by reference herein. WESCO has undertaken no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

      There have not been any material changes to WESCO's exposures to market risk during the six months ended June 30, 2004 that would require an update to the disclosures provided in WESCO's Form 10-K for the year-ended December 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

      An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by WESCO in reports that it files under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. There have been no significant changes in internal control over financial reporting that occurred during the second fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

      As previously disclosed by the Company on February 12, 2004, the Audit Committee, following a review of an internal audit report, engaged independent counsel to assess and make findings and recommendations with respect to one branch operation (comprising approximately 2% of the Company's sales). Independent counsel has completed its investigation and reported to the Audit Committee. The matters reviewed by independent counsel related primarily to cash management and undocumented expense reimbursement practices by certain personnel at this branch which were inappropriate and did not follow corporate policies and procedures. Pursuant to a full investigation, independent counsel and the Company's Board of Directors concluded that certain actions at the branch were improper. Management has promptly implemented those remedial steps recommended by its internal auditors in their January 2004 report. In addition, management is taking further actions to implement a remedial plan recommended by the Audit Committee and approved by the Board of Directors to address certain internal control, personnel and operational matters at this branch. These improper actions at the branch had no material effect on the Company's consolidated financial statements.

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At the annual meeting of WESCO shareholders held on May 19, 2004, Ms. Sandra Beach Lin, Mr. Robert J. Tarr, Jr., and Mr. Kenneth L. Way were reelected as directors of WESCO to serve for three-year terms. Votes cast for Ms. Lin were 37,044,047 and votes withheld were 188,129; votes cast for Mr. Tarr were 36,887,715 and votes withheld were 344,461; votes cast for Mr. Way were 37,071,781 and votes withheld were 160,395.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) EXHIBITS

      31.1 Certification of Chief Executive Officer pursuant to Rules 13a-14(a) promulgated under the Exchange Act.

      31.2 Certification of Chief Financial Officer pursuant to Rules 13a-14(a) promulgated under the Exchange Act.

      32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) REPORTS ON FORM 8-K

On April 21, 2004, WESCO issued a press release announcing its earnings for the first quarter of 2004 and filed a report on Form 8-K under item 12.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on August 9, 2004 on its behalf by the undersigned thereunto duly authorized.

                               WESCO International, Inc. and Subsidiaries

                               By:  /s/ Stephen A. Van Oss
                                   ----------------------------------
                                      Stephen A. Van Oss
                                      Senior Vice President and Chief Financial
                                        and Administrative Officer