Form 10-Q
period 2004-09-30
WESCO INTERNATIONAL INC
filed 2004-11-08
CIK 929008

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

                For the quarterly period ended SEPTEMBER 30, 2004

                        Commission file number 001-14989

                            WESCO INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

             DELAWARE                                    25-1723342
  (State or other jurisdiction of             (IRS Employer Identification No.)
  incorporation or organization)

 225 WEST STATION SQUARE DRIVE
           SUITE 700
 PITTSBURGH, PENNSYLVANIA 15219                        (412) 454-2200
(Address of principal executive               (Registrant's telephone number,
           offices)                                 including area code)

                                       N/A
          (Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for at least the past 90 days. Yes [X] No [ ] .

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

As of October 29, 2004, WESCO International, Inc. had 42,253,211 shares of common stock.

================================================================================

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS

                                                                                                                       Page
                                                                                                                       ----
PART I - FINANCIAL INFORMATION

    ITEM 1.  Financial Statements
                 Condensed Consolidated Balance Sheets as of September 30, 2004 (unaudited) and
                    December 31, 2003 .............................................................................      2
                 Condensed Consolidated Statements of Income for the three months and
                    nine months ended September 30, 2004 and 2003 (unaudited) .....................................      3
                 Condensed Consolidated Statements of Cash Flows for the nine months ended
                    September 30, 2004 and 2003 (unaudited) .......................................................      4
                 Notes to Condensed Consolidated Financial Statements (unaudited) .................................      5

    ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.................     16

    ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk............................................     22

    ITEM 4.  Controls and Procedures...............................................................................     22

PART II - OTHER INFORMATION

    ITEM 6.  Exhibits and Reports on Form 8-K......................................................................     23

             Signatures............................................................................................     24

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                    SEPTEMBER 30  DECEMBER 31
Dollars in thousands, except share data                                                                 2004         2003*
-----------------------------------------------------------------------------------------------     ------------  -----------
                                                                                                    (UNAUDITED)
                                              ASSETS
CURRENT ASSETS:
    Cash and cash equivalents .................................................................     $    19,247   $    27,495
    Trade accounts receivable, net of allowance for doubtful accounts of $13,722
        and $11,422 in 2004 and 2003, respectively (NOTE 4) ...................................         294,731       266,589
    Other accounts receivable .................................................................          21,472        18,223
    Inventories, net ..........................................................................         381,865       320,975
    Income taxes receivable ...................................................................           5,103        13,628
    Prepaid expenses and other current assets .................................................          10,569         9,378
                                                                                                    -----------   -----------
        Total current assets ..................................................................         732,987       656,288

Property, buildings and equipment, net ........................................................          92,132        98,937
Goodwill ......................................................................................         401,638       398,673
Other assets ..................................................................................           6,626         7,307
                                                                                                    -----------   -----------
        Total assets ..........................................................................     $ 1,233,383   $ 1,161,205
                                                                                                    ===========   ===========
                               LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable ..........................................................................     $   454,672   $   366,380
    Accrued payroll and benefit costs .........................................................          32,312        47,110
    Current portion of long-term debt .........................................................          31,184         2,120
    Current deferred income taxes .............................................................           2,039         2,379
    Deferred acquisition payable ..............................................................           3,373        31,303
    Other current liabilities .................................................................          41,837        30,418
                                                                                                    -----------   -----------
        Total current liabilities .............................................................         565,417       479,710

Long-term debt ................................................................................         396,416       420,042
Long-term deferred acquisition payable ........................................................           1,969        53,040
Other noncurrent liabilities ..................................................................           7,102         6,574
Deferred income taxes .........................................................................          34,248        34,151
                                                                                                    -----------   -----------
        Total liabilities .....................................................................       1,005,152       993,517
Commitments and contingencies

STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value; 20,000,000 shares authorized, no shares issued or
       outstanding ............................................................................              --            --
    Common stock, $.01 par value; 210,000,000 shares authorized, 46,182,273 and 44,999,794
        shares issued in 2004 and 2003, respectively ..........................................             462           450
    Class B nonvoting convertible common stock, $.01 par value; 20,000,000 shares
        authorized, 4,339,431 issued in 2004 and 2003, no shares outstanding in 2004 ..........              43            43
    Additional capital ........................................................................         571,301       559,651
    Retained earnings (deficit) ...............................................................        (288,947)     (336,790)
    Treasury stock, at cost; 8,407,384 and 8,400,499 shares in 2004 and 2003, respectively ....         (61,438)      (61,370)
    Accumulated other comprehensive income ....................................................           6,810         5,704
                                                                                                    -----------   -----------
        Total stockholders' equity ............................................................         228,231       167,688
                                                                                                    -----------   -----------
        Total liabilities and stockholders' equity ............................................     $ 1,233,383   $ 1,161,205
                                                                                                    ===========   ===========


* Summarized from audited December 31, 2003 balance sheet.

    The accompanying notes are an integral part of the condensed consolidated financial statements.

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                                      THREE MONTHS ENDED             NINE MONTHS ENDED
                                                         SEPTEMBER 30                   SEPTEMBER 30
In thousands, except share data                      2004            2003            2004            2003
--------------------------------------------      ----------      ----------      ----------      ----------
Net sales ..................................      $  974,508      $  825,601      $2,753,321      $2,436,647
Cost of goods sold .........................         791,942         671,942       2,226,196       1,986,656
                                                  ----------      ----------      ----------      ----------
   Gross profit ............................         182,566         153,659         527,125         449,991

Selling, general and administrative expenses         137,246         124,680         403,015         373,241
Depreciation and amortization ..............           4,432           5,148          14,093          15,402
                                                  ----------      ----------      ----------      ----------
   Income from operations ..................          40,888          23,831         110,017          61,348

Interest expense ...........................          10,310          10,848          30,297          32,058
Loss on debt extinguishments, net ..........             444             487           2,069             180
Other expense ..............................           1,931             724           4,439           3,412
                                                  ----------      ----------      ----------      ----------
   Income before income taxes ..............          28,203          11,772          73,212          25,698

Provision for income taxes .................           9,166           3,399          25,369           5,137
                                                  ----------      ----------      ----------      ----------
    Net income .............................      $   19,037      $    8,373      $   47,843      $   20,561
                                                  ==========      ==========      ==========      ==========
Earnings per share:
    Basic: .................................      $     0.45      $     0.19      $     1.15      $     0.46
                                                  ==========      ==========      ==========      ==========
    Diluted: ...............................      $     0.43      $     0.18      $     1.10      $     0.44
                                                  ==========      ==========      ==========      ==========

    The accompanying notes are an integral part of the condensed consolidated financial statements.

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                                    NINE MONTHS ENDED
                                                                                                      SEPTEMBER 30
In thousands                                                                                      2004             2003
---------------------------------------------------------------------------------------         ---------        ---------
OPERATING ACTIVITIES:
Net income .............................................................................        $  47,843        $  20,561
Adjustments to reconcile net income to net cash provided (used) by operating activities:
     Loss on debt extinguishment .......................................................            2,069              180
     Depreciation and amortization .....................................................           14,093           15,402
     Accretion of original issue and amortization of purchase discounts ................            2,058            2,195
     Amortization of debt issuance costs ...............................................            1,131              879
     Deferred income taxes .............................................................             (243)          (1,332)
     Amortization of gain on interest rate swap ........................................             (684)            (304)
     Stock option expense ..............................................................            1,288              242
     Gain on the sale of property, buildings and equipment .............................               12             (513)
     Changes in assets and liabilities, excluding the effects of acquisitions:
        Change in receivables facility .................................................           75,000          (88,000)
        Trade and other receivables ....................................................         (105,801)         (19,771)
        Inventories ....................................................................          (60,220)          19,697
        Prepaid expenses and other current assets ......................................           12,526            1,415
        Accounts payable ...............................................................           87,289           29,294
        Accrued payroll and benefit costs ..............................................            5,214            2,032
        Other current and noncurrent liabilities .......................................           10,738           16,544
                                                                                                ---------        ---------
            Net cash provided (used) by operating activities ...........................           92,313           (1,479)

INVESTING ACTIVITIES:
Capital expenditures ...................................................................           (6,894)          (5,550)
Acquisition payments ...................................................................          (31,125)          (2,028)
Proceeds from the sale of property, buildings and equipment ............................               --            1,177
                                                                                                ---------        ---------
            Net cash used by investing activities ......................................          (38,019)          (6,401)

FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt ...............................................          309,000          144,480
Repayments of long-term debt ...........................................................         (357,553)        (131,845)
Redemption of stock options ............................................................          (20,144)              --
Proceeds from settlement of interest rate swap .........................................               --            4,563
Debt issuance costs ....................................................................               --           (2,166)
Proceeds from the exercise of stock options ............................................            5,986               53
                                                                                                ---------        ---------
            Net cash (used) provided by financing activities ...........................          (62,711)          15,085

Effect of exchange rate changes on cash and cash equivalents ...........................              169              549

     Net change in cash and cash equivalents ...........................................           (8,248)           7,754
     Cash and cash equivalents at the beginning of period ..............................           27,495           22,570
                                                                                                ---------        ---------
     Cash and cash equivalents at the end of period ....................................        $  19,247        $  30,324
                                                                                                =========        =========
Supplemental disclosures:
Non-cash financing activities:
     Increase (decrease) in fair value of interest rate swap ...........................        $     548        $    (780)
     Conversion of acquisition payable to note payable .................................        $  50,000        $      --

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

      The unaudited condensed consolidated balance sheet as of September 30, 2004, the unaudited condensed consolidated statements of income for the three months and nine months ended September 30, 2004 and September 30, 2003, respectively and the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2004, and September 30, 2003, respectively, in the opinion of management, have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of the results of the interim periods. All adjustments reflected in the unaudited condensed consolidated financial statements are of a normal recurring nature unless indicated. Results for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Stock Options

      During the year ended December 31, 2003, WESCO adopted the measurement provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation". This change in accounting method was applied on a prospective basis in accordance with SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123." Stock options awarded prior to 2003 are accounted for under the intrinsic value method under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The Company recognized $0.6 million and $1.3 million of compensation expense for the three months and nine months ended September 30, 2004, respectively. The Company recognized $0.2 million during the three months and nine months ended September 30, 2003.

      The following table presents the pro forma results as if the fair-value based method of accounting for stock-based awards had been applied to all outstanding options:

                                                                          IN THOUSANDS EXCEPT PER SHARE DATA
                                                                        THREE MONTHS               NINE MONTHS
                                                                 ------------------------    ------------------------
                                                                      ENDED SEPTEMBER 30        ENDED SEPTEMBER 30
                                                                 ------------------------    ------------------------
                                                                    2004          2003          2004          2003
                                                                 ----------    ----------    ----------    ----------
Net income, as reported ....................................     $   19,037    $    8,373    $   47,843    $   20,561
Add: Stock-based employee compensation expense included in
reported net income,net of related tax .....................            365           157           837           157
Deduct: Stock-based employee compensation expense determined
under SFAS No. 123 for all awards, net of related tax ......            558           528         1,416         1,269
                                                                 ----------    ----------    ----------    ----------
Pro forma net income .......................................     $   18,844    $    8,002    $   47,264    $   19,449
Earnings per share:
   Basic as reported .......................................     $     0.45    $     0.19    $     1.15    $     0.46
   Basic pro forma .........................................     $     0.45    $     0.18    $     1.14    $     0.43
   Diluted as reported .....................................     $     0.43    $     0.18    $     1.10    $     0.44
   Diluted pro forma .......................................     $     0.43    $     0.17    $     1.08    $     0.42

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

      In September 2004, the FASB issued EITF 04-10 "Applying Paragraph 19 of FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, in Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds," Issue Summary No. 1. ("EITF 04-10"). EITF 04-10 establishes evaluation criteria for an enterprise to use when determining whether operating segments that do not meet the quantitative thresholds can still be aggregated in accordance with paragraph 19 of SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." ("FAS 131"). We have evaluated EITF 04-10 and have determined that it has no impact on our financial statements.

3.    EARNINGS PER SHARE

      The following table sets forth the details of basic and diluted earnings per share:

                                                                THREE MONTHS ENDED
                                                                   SEPTEMBER 30
Dollars in thousands, except per share amounts                 2004           2003
--------------------------------------------------------    -----------    -----------
Reported net income ....................................    $    19,037    $     8,373
                                                            ===========    ===========
Weighted average common shares outstanding used in
    computing basic earnings per share .................     41,851,989     45,129,308
Common shares issuable upon exercise of dilutive
    stock options ......................................      2,383,600      1,790,875
                                                            -----------    -----------
Weighted average common shares outstanding and common
    share equivalents used in computing diluted earnings
    per share ..........................................     44,235,589     46,920,183
                                                            ===========    ===========
Earnings per share:
    Basic ..............................................    $      0.45    $      0.19
    Diluted ............................................    $      0.43    $      0.18
                                                            -----------    -----------

      Options to purchase 5.8 million shares of common stock at a weighted average exercise price of $9.23 per share were outstanding as of September 30, 2003 but were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of WESCO common stock.

                                                                NINE MONTHS ENDED
                                                                   SEPTEMBER 30
Dollars in thousands, except per share amounts                 2004           2003
--------------------------------------------------------    -----------    -----------
Reported net income ....................................    $    47,843    $    20,561
                                                            ===========    ===========
Weighted average common shares outstanding used in
    computing basic earnings per share .................     41,534,864     45,117,257
Common shares issuable upon exercise of dilutive
    stock options ......................................      2,067,954      1,540,266
                                                            -----------    -----------
Weighted average common shares outstanding and common
    share equivalents used in computing diluted earnings
    per share ..........................................     43,602,818     46,657,523
                                                            ===========    ===========
Earnings per share:

    Basic ..............................................    $      1.15    $      0.46
    Diluted ............................................    $      1.10    $      0.44
                                                            -----------    -----------

      Options to purchase 0.2 million and 5.8 million shares of common stock at a weighted average exercise price of $16.98 per share and $9.23 per share were outstanding as of September 30, 2004 and 2003, respectively, but were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of WESCO common stock.

4.    ACCOUNTS RECEIVABLE SECURITIZATION

      WESCO maintains an accounts receivable securitization program ("Receivables Facility") that was amended and increased to $325 million in August, 2004. The facility provides for a $190 million purchase commitment with a term of 364 days and a $135 million purchase commitment with a term of three years. Under the Receivables Facility, WESCO sells, on a continuous basis, to WESCO Receivables Corporation, a wholly-owned, special purpose company ("SPC"), an undivided interest in all domestic accounts receivable. The SPC sells without recourse to a third-party conduit all the eligible receivables while maintaining a subordinated interest, in the form of overcollateralization, in a portion of the receivables. WESCO has agreed to continue servicing the sold receivables for the financial institution at market rates; accordingly, no servicing asset or liability has been recorded.

      As of September 30, 2004 and December 31, 2003, securitized accounts receivable totaled approximately $427 million and $330 million, respectively, of which the subordinated retained interest was approximately $127 million and $105 million, respectively. Accordingly, approximately $300 million and $225 million of accounts receivable balances were removed from the consolidated balance sheets at September 30, 2004 and December 31, 2003, respectively. Costs associated with the Receivables Facility totaled $1.9 million for the three months ended September 30, 2004 and $ 0.7 million for the three months ended September 30, 2003. Costs associated with the Receivables Facility totaled $4.4 million and $3.4 million for the nine-months ended September 30, 2004 and 2003, respectively. These amounts are recorded as other expenses in the consolidated statements of income and are primarily related to the discount and loss on the sale of accounts receivables, partially offset by related servicing revenue.

      The key economic assumptions used to measure the retained interest at the date of the securitization for securitizations completed in 2004 were a discount rate of 2% and an estimated life of 1.5 months. At September 30, 2004, an immediate adverse change in the discount rate or estimated life of 10% and 20% would result in a reduction in the fair value of the retained interest of $0.1 million and $0.3 million, respectively. These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this example, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another.

5.    COMPREHENSIVE INCOME

      The following table sets forth comprehensive income and its components:

                                                               THREE MONTHS ENDED
                                                                  SEPTEMBER 30
 In thousands                                                  2004           2003
 --------------------------------------------------------   -----------    -----------
Net income...............................................   $    19,037    $     8,373
Foreign currency translation adjustment..................         3,124         (1,672)
                                                            -----------    -----------
Comprehensive income.....................................   $    22,161    $     6,701
                                                            ===========    ===========


                                                               NINE MONTHS ENDED
                                                                  SEPTEMBER 30
In thousands                                                   2004           2003
--------------------------------------------------------    -----------    -----------
Net income..............................................    $    47,843    $    20,561
Foreign currency translation adjustment.................          1,106          5,538
                                                            -----------    -----------
Comprehensive income....................................    $    48,949    $    26,099
                                                            ===========    ===========

6.    ACQUISITIONS

      In 1998, WESCO acquired substantially all the assets and assumed substantially all liabilities and obligations relating to the operations of Bruckner Supply Company, Inc. ("Bruckner"). The terms of the purchase agreement provide for additional contingent consideration to be paid based on achieving certain earnings targets. The amount of earn-out proceeds payable in any single year subsequent to achieving the earnings target is capped under this agreement at $30 million per year. As a result of Bruckner's performance in 2003, WESCO recorded a liability of $80 million as of December 31, 2003 for contingent consideration relating to the Bruckner agreement. During the first nine months of 2004 WESCO paid $30 million pursuant to this agreement. In June 2004, the remaining $50 million due under the agreement was converted into a note payable ($30 million, due in June 2005, classified as current and $20 million, due in June 2006, classified as long-term debt) and pays interest at 10%. No additional amounts can be earned under this agreement.

      Certain other acquisitions also contain contingent consideration provisions, only one of which could require a significant payment. Management estimates this payment could range up to $20 million and would be made in multiple payments between 2004 and 2008. Under this provision, a payment of $3.1 million is due in the fourth quarter of 2004.

7.    INCOME TAXES

      The following table sets forth the reconciliation between the federal statutory income tax rate and the effective rate:

                                                                        THREE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                        ------------------
                                                                        2004          2003
                                                                        ----          ----
Federal statutory rate ............................................     35.0%         35.0%
State taxes, net of federal tax benefit ...........................      1.8           0.2
Nondeductible expenses ............................................      0.8           2.3
Domestic tax benefit from foreign operations ......................     (1.7)         (7.0)
Foreign tax rate differences(1) ...................................     (4.6)         (0.3)
Favorable impact resulting from prior year tax contingencies(2) ...     (0.7)           --
Other .............................................................      1.9          (1.3)
                                                                        ----          ----
                                                                        32.5%         28.9%
                                                                        ====          ====

                                                                                NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                             -----------------------
                                                                             2004               2003
                                                                             ----               ----
Federal statutory rate .............................................         35.0%              35.0%
State taxes, net of federal tax benefit ............................          1.4                0.2
Nondeductible expenses .............................................          1.1                2.3
Domestic tax benefit from foreign operations .......................         (1.2)              (4.9)
Foreign tax rate differences(1) ....................................         (2.5)              (0.4)
Favorable impact resulting from prior year tax contingencies (2) ...         (0.3)             (10.1)
Net operating loss utilization(3) ..................................           --               (2.2)
Other ..............................................................          1.2                0.1
                                                                             ----               ----
                                                                             34.7%              20.0%
                                                                             ====               ====

----------
(1) In 2004, includes tax benefit of $0.7 million for the quarter and nine-months ended September 30 from recapitalization of our Canadian operations.

(2) Represents a benefit of $0.2 million and $2.6 million in 2004 and 2003, respectively from the resolution of prior year tax contingencies.

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

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                                              SEPTEMBER 30, 2004
                                              ----------------------------------------------------------------------------------
                                                                                (IN THOUSANDS)
                                                                                                    Consolidating
                                                   WESCO                                                 and
                                              International,         WESCO         Non-Guarantor     Eliminating
                                                   Inc.         Distribution,Inc.   Subsidiaries       Entries      Consolidated
                                              --------------    ----------------- --------------    -------------   ------------
Cash and cash equivalents ..................  $         2         $     6,079     $      13,166     $        --      $    19,247
Trade accounts receivable ..................           --              10,891           283,840              --          294,731
Inventories ................................           --             322,668            59,197              --          381,865
Other current assets .......................           --              18,694            26,392          (7,942)          37,144
                                              -----------         -----------     -------------     -----------      -----------
   Total current assets ....................            2             358,332           382,595          (7,942)         732,987
Intercompany receivables, net ..............           --             295,296            49,228        (344,524)              --
Property, buildings and equipment, net .....           --              24,200            67,932              --           92,132
Goodwill ...................................           --             363,166            38,472              --          401,638
Investments in affiliates and other
   noncurrent assets .......................      572,753             452,620             3,093      (1,021,840)           6,626
                                              -----------         -----------     -------------     -----------      -----------
   Total assets ............................  $   572,755         $ 1,493,614     $     541,320     $(1,374,306)     $ 1,233,383
                                              ===========         ===========     =============     ===========      ===========

Accounts payable ...........................  $        --         $   426,582     $      28,090     $        --      $   454,672
Other current liabilities ..................           --             107,514            11,173          (7,942)         110,745
                                              -----------         -----------     -------------     -----------      -----------
   Total current liabilities ...............           --             534,096            39,263          (7,942)         565,417
Intercompany payables, net .................      344,524                  --                --        (344,524)              --
Long-term debt .............................           --             346,749            49,667              --          396,416
Other noncurrent liabilities ...............           --              40,016             3,303              --           43,319
Stockholders' equity .......................      228,231             572,753           449,087      (1,021,840)         228,231
                                              -----------         -----------     -------------     -----------      -----------
   Total liabilities and stockholders'
   equity ..................................  $   572,755         $ 1,493,614     $     541,320     $(1,374,306)     $ 1,233,383
                                              ===========         ===========     =============     ===========      ===========

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                                               DECEMBER 31, 2003
                                             ------------------------------------------------------------------------------------
                                                                                (IN THOUSANDS)
                                                                                                    Consolidating
                                                   WESCO                                                 and
                                               International,        WESCO         Non-Guarantor    Eliminating
                                                   Inc.         Distribution,Inc.   Subsidiaries       Entries       Consolidated
                                              --------------    ----------------- --------------    -------------    ------------
Cash and cash equivalents ...............    $          1         $     16,421      $     11,073    $         --     $     27,495
Trade accounts receivable ...............              --               39,900           226,689              --          266,589
Inventories .............................              --              272,597            48,378              --          320,975
Other current assets ....................              --               37,259             7,691          (3,721)          41,229
                                             ------------         ------------      ------------    ------------     ------------
   Total current assets .................               1              366,177           293,831          (3,721)         656,288
Intercompany receivables, net ...........              --              208,947            39,452        (248,399)              --
Property, buildings and equipment, net ..              --               29,687            69,250              --           98,937
Goodwill ................................              --              360,655            38,018              --          398,673
Investments in affiliates and other
   noncurrent assets ....................         416,086              361,824             3,727        (774,330)           7,307
                                             ------------         ------------      ------------    ------------     ------------
   Total assets .........................    $    416,087         $  1,327,290      $    444,278    $ (1,026,450)    $  1,161,205
                                             ============         ============      ============    ============     ============

Accounts payable ........................    $         --         $    345,632      $     20,748    $         --     $    366,380
Other current liabilities ...............              --              105,521            11,530          (3,721)         113,330
                                             ------------         ------------      ------------    ------------     ------------
   Total current liabilities ............              --              451,153            32,278          (3,721)         479,710
Intercompany payables, net ..............         248,399                   --                --        (248,399)              --
Long-term debt ..........................              --              370,642            49,400              --          420,042
Other noncurrent liabilities ............              --               89,409             4,356              --           93,765
Stockholders' equity ....................         167,688              416,086           358,244        (774,330)         167,688
                                             ------------         ------------      ------------    ------------     ------------
   Total liabilities and stockholders'
   equity ...............................    $    416,087         $  1,327,290      $    444,278    $ (1,026,450)    $  1,161,205
                                             ============         ============      ============    ============     ============

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME

                                                                   THREE MONTHS ENDED SEPTEMBER 30, 2004
                                         ----------------------------------------------------------------------------------------
                                                                              (IN THOUSANDS)
                                                                                                    Consolidating
                                                WESCO                                                    and
                                            International,           WESCO         Non-Guarantor     Eliminating
                                                Inc.            Distribution,Inc.   Subsidiaries       Entries       Consolidated
                                            --------------      -----------------  -------------    ------------     ------------
Net sales ..............................    $          --        $      833,855    $    140,653     $         --       $  974,508
Cost of goods sold .....................               --               679,672         112,270               --          791,942
Selling, general and administrative
   expenses ............................               --               121,015          16,231               --          137,246
Depreciation and amortization ..........               --                 3,673             759               --            4,432
Results of affiliates' operations ......           16,915                 7,318              --          (24,233)              --
Interest expense (income), net .........           (3,265)               12,744             831               --           10,310
Loss on debt extinguishments, net ......               --                   444              --               --              444
Other (income) expense .................               --                 2,006             (75)              --            1,931
Provision for income taxes .............            1,143                 4,704           3,319               --            9,166
                                            -------------        --------------    ------------     ------------       ----------
   Net income ..........................    $      19,037        $       16,915    $      7,318     $    (24,233)      $   19,037
                                            =============        ==============    ============     ============       ==========

                                                                      THREE MONTHS ENDED SEPTEMBER 30, 2003
                                         ----------------------------------------------------------------------------------------
                                                                                 (IN THOUSANDS)
                                                                                                    Consolidating
                                                WESCO                                                    and
                                            International,           WESCO         Non-Guarantor     Eliminating
                                                 Inc.           Distribution,Inc.   Subsidiaries       Entries       Consolidated
                                          ----------------      -----------------  -------------     ------------    ------------
Net sales ............................        $       --        $        705,442   $     120,159     $         --    $    825,601
Cost of goods sold ...................                --                 575,373          96,569               --         671,942
Selling, general and administrative
   expenses ..........................                --                 106,235          18,445               --         124,680
Depreciation and amortization ........                --                   4,359             789               --           5,148
Results of affiliates' operations ....             6,530                   5,497              --          (12,027)             --
Interest (income) expense, net .......            (2,836)                 14,356            (672)              --          10,848
Loss on debt extinguishments, net ....                --                     487              --               --             487
Other expense (income) ...............                --                   5,315          (4,591)              --             724
Provision (benefit) for income taxes .               993                  (1,716)          4,122               --           3,399
                                          --------------        ----------------   -------------     ------------    ------------
   Net income ........................        $    8,373        $          6,530   $       5,497     $    (12,027)   $      8,373
                                          ==============        ================   =============     ============    ============

                                                                     NINE MONTHS ENDED SEPTEMBER 30, 2004
                                             -------------------------------------------------------------------------------------
                                                                                (IN THOUSANDS)
                                                                                                     Consolidating
                                                 WESCO                                                   and
                                             International,          WESCO          Non-Guarantor     Eliminating
                                                  Inc.          Distribution,Inc.    Subsidiaries       Entries      Consolidated
                                             --------------     -----------------   -------------    -------------   ------------
Net sales .............................      $          --        $     2,358,045   $     395,276    $          --   $  2,753,321
Cost of goods sold ....................                 --              1,912,178         314,018               --      2,226,196
Selling, general and administrative
   expenses ...........................                 --                351,082          51,933               --        403,015
Depreciation and amortization .........                 --                 11,741           2,352               --         14,093
Results of affiliates' operations .....             41,980                 25,768              --          (67,748)            --
Interest (income) expense, net ........             (9,018)                40,674          (1,359)              --         30,297
Loss on debt extinguishments, net .....                 --                  2,069              --               --          2,069
Other expense (income) ................                 --                 13,171          (8,732)              --          4,439
Provision for income taxes ............              3,155                 10,918          11,296               --         25,369
                                             -------------        ---------------   -------------    -------------   ------------
   Net income .........................      $      47,843        $        41,980   $      25,768    $     (67,748)  $     47,843
                                             =============        ===============   =============    =============   ============

                                                                      NINE MONTHS ENDED SEPTEMBER 30, 2003
                                            ------------------------------------------------------------------------------------
                                                                                 (IN THOUSANDS)
                                                                                                    Consolidating
                                                WESCO                                                    and
                                            International,          WESCO          Non-Guarantor     Eliminating
                                                 Inc.          Distribution,Inc.    Subsidiaries       Entries      Consolidated
                                            --------------    ------------------   -------------     -----------    ------------
Net sales .............................     $          --     $        2,087,456   $     349,191    $         --    $  2,436,647
Cost of goods sold ....................                --              1,703,351         283,305              --       1,986,656
Selling, general and administrative
   expenses ...........................                --                321,199          52,042              --         373,241
Depreciation and amortization .........                --                 13,052           2,350              --          15,402
Results of affiliates' operations .....            14,928                 18,480              --         (33,408)             --
Interest (income) expense, net ........            (8,669)                43,428          (2,701)             --          32,058
Loss on debt extinguishments, net .....                --                    180              --              --             180
Other expense (income) ................                --                 18,512         (15,100)             --           3,412
Provision (benefit)for income taxes ...             3,036                 (8,714)         10,815              --           5,137
                                            -------------     ------------------   -------------    ------------    ------------
   Net income .........................     $      20,561     $           14,928   $      18,480    $    (33,408)   $     20,561
                                            =============     ==================   =============    ============    ============

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                                    NINE MONTHS ENDED SEPTEMBER 30, 2004
                                             -------------------------------------------------------------------------------------
                                                                                (IN THOUSANDS)
                                                                                                     Consolidating
                                                  WESCO                                                   and
                                             International,            WESCO        Non-Guarantor     Eliminating
                                                 Inc.            Distribution,Inc.   Subsidiaries       Entries       Consolidated
                                             -------------       -----------------   ------------     ------------    ------------
Net cash (used in) provided by operating
   activities .............................    $   (81,966)      $       170,094     $      4,185    $         --     $     92,313
Investing activities:
   Capital expenditures ...................             --                (6,453)            (441)             --           (6,894)
   Acquisitions ...........................             --               (31,125)              --              --          (31,125)
                                               -----------       ---------------     ------------    ------------     ------------
   Net cash used in investing activities ..             --               (37,578)            (441)             --          (38,019)
Financing activities:
   Net borrowings (repayments) ............         96,125              (142,858)          (1,820)             --          (48,553)
   Redemption of stock options ............        (20,144)                   --               --              --          (20,144)
   Proceeds from the exercise of stock
   options ................................          5,986                    --               --              --            5,986
                                               -----------       ---------------     ------------    ------------     ------------
   Net cash provided by (used in) pr
   financing activities ...................         81,967              (142,858)          (1,820)             --          (62,711)
                                               -----------       ---------------     ------------    ------------     ------------
Effect of exchange rate changes on
   Cash and cash equivalents ..............             --                    --              169                              169
                                               -----------       ---------------     ------------    ------------     ------------
Net change in cash and cash equivalents ...              1               (10,342)           2,093              --           (8,248)
Cash and cash equivalents at beginning of
   year ...................................              1                16,421           11,073              --           27,495
                                               -----------       ---------------     ------------    ------------     ------------
Cash and cash equivalents at end of period     $         2       $         6,079     $     13,166              --     $     19,247
                                               ===========       ===============     ============    ============     ============

                   WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                                      NINE MONTHS ENDED SEPTEMBER 30, 2003
                                               ---------------------------------------------------------------------------------
                                                                                 (IN THOUSANDS)
                                                                                                  Consolidating
                                                    WESCO                                              and
                                               International,        WESCO        Non-Guarantor    Eliminating
                                                    Inc.       Distribution,Inc.   Subsidiaries      Entries        Consolidated
                                               --------------  -----------------  -------------   -------------     ------------
Net cash provided by (used in) operating
   activities ................................   $     5,900    $       28,576     $   (35,955)     $      --        $    (1,479)
Investing activities:
   Capital expenditures ......................            --            (5,212)           (338)            --             (5,550)
   Acquisitions ..............................            --            (2,028)             --             --             (2,028)
   Proceeds from sale of property ............            --             1,177              --             --              1,177
                                                 -----------    --------------     -----------      ---------        -----------
   Net cash used in investing activities .....            --            (6,063)           (338)            --             (6,401)
Financing activities:
   Net borrowings (repayments) ...............        (5,954)          (14,255)         37,407             --             17,198
   Proceeds from the exercise of stock
   options ...................................            53                --              --             --                 53
   Debt issuance costs .......................            --                --          (2,166)            --             (2,166)
                                                 -----------    --------------     -----------      ---------        -----------
   Net cash (used in) provided by
   financing activities ......................        (5,901)          (14,255)         35,241             --             15,085
                                                 -----------    --------------     -----------      ---------        -----------
Effect of exchange rate changes on
   Cash and cash equivalents .................            --                --             549             --                549
                                                 -----------    --------------     -----------      ---------        -----------
Net change in cash and cash equivalents ......            (1)            8,258            (503)            --              7,754
Cash and cash equivalents at beginning of
   year ......................................             4            12,449          10,117             --             22,570
                                                 -----------    --------------     -----------      ---------        -----------
Cash and cash equivalents at end of period....   $         3    $       20,707     $     9,614      $      --        $    30,324
                                                 ===========    ==============     ===========      =========        ===========

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

      Sales growth, along with positive impact from our margin and cost improvement initiatives contributed to improved financial results for the first nine months of 2004. Sales increased 13.0% over the same period last year and our gross margin percentage was 19.1% for the current year. Operating income increased by 79.3% compared with last year's comparable period and the year to date net income was $47.8 million versus $20.6 million in last year's comparable period. As a result, our diluted earnings per share were $1.10 for the nine-month period, a 150% improvement over earnings per share during the same period last year.

CASH FLOW

      We generated $92.3 million in operating cash flow during the first nine months of 2004. Included in this amount was a $75.0 million cash inflow from an increase in our Receivables Facility. During the nine-month period ended September 30, 2004, we repurchased $45.3 million in aggregate principal amount of senior subordinated notes at a net loss of $2.1 million, paid $30 million pursuant to the terms of the Bruckner purchase agreement and made a payment of $20.1 million to certain employees for the net equity value of stock options originally granted in 1994 and 1995.

FINANCING AVAILABILITY

      As of September 30, 2004, we had approximately $175 million in available borrowing capacity under our financing facilities.

OUTLOOK

      Improvements in operations and our capital structure made in 2003 have positioned us well for the remainder of 2004. Though we continue to see favorable macroeconomic data that reflects activity levels in our major end markets, capital spending in the manufacturing and construction markets we serve still remains well below the higher levels experienced in 1999 and 2000. Even with further improvement, we anticipate a lag before we see a broad based increase in capital spending. Accordingly, we continue to focus on selling and marketing initiatives to increase market share, enhance margin expansion programs and focus on cost containment as we drive to improve our operating performance for the rest of 2004.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      During the nine-month period ended 2004, there were no significant changes to WESCO's Critical Accounting Policies and Estimates referenced in the 2003 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Third Quarter of 2004 versus Third Quarter of 2003

      The following table sets forth the percentage relationship to net sales of certain items in WESCO's unaudited condensed consolidated statements of income for the periods presented:

                                                                         THREE MONTHS ENDED SEPTEMBER 30
                                                                         -------------------------------
                                                                          2004                      2003
                                                                          ----                      ----
Net sales                                                                100.0%                    100.0%
Gross profit                                                              18.7                      18.6
Selling, general and administrative expenses                              14.1                      15.1
Depreciation and amortization                                              0.4                       0.6
                                                                         -----                     -----
    Income from operations                                                 4.2                       2.9
Interest expense                                                           1.0                       1.3
Loss on debt extinguishments                                               0.1                       0.1
Other expense                                                              0.2                       0.1
                                                                         -----                     -----
    Income before income taxes                                             2.9                       1.4
Provision for income taxes                                                 0.9                       0.4
                                                                         -----                     -----
    Net income                                                             2.0%                      1.0%
                                                                         =====                     =====

      Net sales in the third quarter of 2004 totaled $974.5 million versus $825.6 million in the comparable 2003 quarter, an 18.0% increase. Approximately 15% of the increase in sales was attributable to stronger demand resulting from favorable economic activity and market share gain. The remaining increase was due to improved pricing on commodity products, approximately 2%, and the strength of the Canadian dollar.

      Gross profit for the third quarter of 2004 totaled $182.6 million and was up compared to 2003's third quarter, as the gross margin percentage increased to 18.7% versus 18.6% last year. The slight improvement in gross margin percentage was the result of improved performance with supplier volume rebate and cash discount programs offset somewhat by sales mix differences.

      Selling, general and administrative ("SG&A") expenses in the third quarter of 2004 totaled $137.2 million versus $124.7 million in last year's comparable quarter. Total payroll expense increased approximately $11.0 million over last year's third quarter principally from increased variable incentive compensation costs of $7.1 million, increased health care and benefits costs of $1.3 million and stock options of $0.3 million associated with the adoption of SFAS No. 123 in 2003. Shipping and handling expense included in SG&A was $9.5 million in the third quarter of 2004 compared with $9.3 million in last year's third quarter. As a percentage of net sales, SG&A expenses decreased to 14.1% from 15.1% in the prior year quarter reflecting LEAN initiatives and the leverage of higher sales volume.

      Depreciation and amortization was $4.4 million in the third quarter of 2004 versus $5.1 million in last year's third quarter. The decline in depreciation and amortization was primarily due to less depreciation expense on computer hardware and less software amortization as the applicable assets became fully depreciated.

      Interest expense totaled $10.3 million for the third quarter of 2004 versus $10.8 million in last year's comparable quarter. The decline was due to a lower amount of indebtedness outstanding during the current quarter as compared to the third quarter of 2003 offset somewhat by slightly higher effective interest rates. Loss on debt extinguishments of $0.4 million for the third quarter of 2004 represented the loss on the repurchase of our senior subordinated notes versus a loss on debt extinguishments of $0.5 million during last year's comparable period. Other expense during the third quarter of 2004 totaled $1.9 million compared with $0.7 million in the third quarter of 2003, reflecting a higher receivable level in 2004 leading to more costs associated with the Receivables Facility.

      Income tax expense totaled $9.2 million in the third quarter of 2004 and the effective tax rate was a 32.5%. Income tax expense totaled $3.4 million in the third quarter of 2003 and the effective tax rate was a 28.9%. We recapitalized our Canadian operations to reflect the proportionate debt structure of the Canadian and US operations and to improve efficiency in cash flow movement of funds for business and tax purposes. As a result of this recapitalization, the effective tax rate was reduced by 2.4% during the third quarter of 2004. Last year's effective tax rate differed from the statutory rate primarily as a result of the recognition of certain foreign tax credits that became available in last year's third quarter.

      For the third quarter of 2004, net income totaled $19.0 million, or $0.43 per diluted share, compared with $8.4 million, or $0.18 per diluted share, in the third quarter of 2003. The improvements in net income and earnings per share were primarily attributable to increased sales and gross profit offset somewhat by the increase in payroll expense and an increase in the effective tax rate.

Nine Months Ended September 30, 2004 versus Nine Months Ended September 30, 2003

      The following table sets forth the percentage relationship to net sales of certain items in WESCO's unaudited condensed consolidated statements of income for the periods presented:

                                                                        NINE MONTHS ENDED
                                                                          SEPTEMBER 30
                                                                      2004             2003
                                                                      -----            -----
Net sales                                                             100.0%           100.0%
Gross profit                                                           19.1             18.5
Selling, general and administrative expenses                           14.6             15.3
Depreciation and amortization                                           0.5              0.7
                                                                      -----            -----
    Income from operations                                              4.0              2.5
Interest expense                                                        1.1              1.3
Loss on debt extinguishment                                               -                -
Other expense                                                           0.2              0.1
                                                                      -----            -----
    Income before income taxes                                          2.7              1.1
Provision for income taxes                                              0.9              0.2
                                                                      -----            -----
    Net income                                                          1.8%             0.9%
                                                                      -----            -----

      Net sales in the nine months ended September 30, 2004 totaled $2,753.3 million versus $2,436.6 million in the comparable 2003 period, a 13.0% increase. Approximately 10% of the increase in sales was attributable to stronger demand resulting from expanding economic activity. The remaining increase was split between improved pricing on commodity products of approximately 2% and the strength of the Canadian dollar of 1%.

      Gross profit for the nine months ended September 30, 2004 of $527.1 million was up versus last year's comparable period, as the gross margin percentage improved to 19.1% versus 18.5% last year. The increase in gross margin percentage was favorably impacted by approximately 45 basis points from improved performance with supplier volume rebate and cash discount programs, along with the positive effect of approximately 40 basis points due to the pass through of rising commodity prices.

      SG&A expenses during the nine months ended September 30, 2004 totaled $403.0 million versus $373.2 million in last year's comparable period. Total payroll expense increased approximately $26.9 million over last year's comparable period principally from increased variable incentive compensation costs of $15.8 million, increased health care and benefits costs of $4.5 million and stock options of $1.0 million associated with the adoption of SFAS No. 123 in 2003. Shipping and handling expense included in SG&A was $27.3 million versus $27.1 during last year's comparable period. As a percentage of net sales, SG&A expenses decreased to 14.6% compared with 15.3% in last year's nine-month period reflecting LEAN initiatives and the leverage of higher sales volume.

      Depreciation and amortization was $14.1 million in the first nine months of 2004 versus $15.4 million in last year's comparable period. The decline in depreciation and amortization was primarily due to less depreciation expense on computer hardware and less software amortization as the applicable assets became fully depreciated.

      Interest expense totaled $30.3 million for the nine months ended September 30, 2004 versus $32.1 million in last year's comparable period, a decrease of 5.5%. The decline was due to a lower amount of indebtedness outstanding during the current period. Loss on debt extinguishments of $2.1 million for the nine months ended September 30, 2004 represented the loss on the repurchase of our senior subordinated notes compared with a loss on debt extinguishments of $0.2 million last year. Other expense totaled $4.4 million in 2004, an increase from $3.4 million in the comparable 2003 period, principally reflecting costs associated with the accounts receivable securitization program.

      For the nine months ended September 30, 2004, income tax expense totaled $25.4 million and the effective tax rate was 34.7%. Income tax expense totaled $5.1 million in last year's comparable period and the effective tax rate was 20.0%. We recapitalized our Canadian operations to reflect the proportionate debt structure of the Canadian and US operations and to improve efficiency in cash flow movement of funds for business and tax purposes. As a result of this recapitalization, the effective tax rate was reduced by 1.3% during the nine months ended September 30, 2004.

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

      For the nine months ended September 30, 2004, net income totaled $47.8 million, or $1.10 per diluted share, versus $20.6 million, or $0.44 per diluted share, in last year's comparable period. The improvements in net income and earnings per share were primarily attributable to increased sales and gross profit offset somewhat by the increase in payroll expense and an increase in the effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

      Total assets were $1.2 billion at September 30, 2004 and December 31, 2003, respectively. During the first nine months of 2004, total liabilities increased to $1.0 billion from $993.5 million at December 31, 2003. An increase in accounts payable of $88.3 million as a result of increased purchase activity was offset by $45 million in repurchases of senior subordinated notes, a $30 million payment made pursuant to earn-out provisions of the Bruckner acquisition agreement. During the first nine months of 2004, stockholders' equity increased $60.5 million to $228.2 million at September 30, 2004 principally as a result of $47.8 million of net income and increases in common stock and additional capital due to equity activity of $11.6 million.

      Our liquidity needs arise from seasonal working capital requirements, capital expenditures, acquisitions and debt service obligations. In addition, certain of our acquisition agreements contain earn-out provisions based principally on future earnings targets. The most significant of these agreements relates to the acquisition of Bruckner, the terms of which provide for additional contingent consideration to be paid based on achieving earnings targets of earnings before interest, taxes, depreciation and amortization of Bruckner. The amount of earn-out proceeds earned that is payable in any single year subsequent to achieving the earnings target is capped under this agreement at $30 million per year. During the first nine months of 2004, WESCO paid $30 million pursuant to this agreement. The remaining $50 million due under the agreement was converted into a note payable ($30 million, due in June 2005, classified as current and $20 million, due in June 2006, classified as long-term debt) and pays interest at 10%. No additional amounts can be earned under this agreement.

      Certain other acquisitions also contain contingent consideration provisions, only one of which could require a significant payment. Management estimates this payment could be up to $20 million and would be made in multiple payments between 2004 and 2008. Under this provision, a payment of $3.1 million is due in the fourth quarter. To meet our funding requirements, we use a mix of internally generated cash flow, our revolving credit facility and our Receivables Facility.

      During October 2004, we filed a universal shelf registration statement with the SEC for a public offering of debt and equity securities of WESCO International and our wholly owned subsidiary, WESCO Distribution. The purpose of the offering is to raise funds for general corporate purposes, including but not limited to, reduction of our indebtedness.

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

      The above permitted transactions would also be allowed if such excess availability is between $25 million and $50 million and our fixed charge coverage ratio, as defined by the agreement, is at least 1.25 to 1.0 after taking into consideration the permitted transaction. Additionally, if excess availability under the agreement is less than $50 million, then we must maintain a fixed charge coverage ratio of 1.1 to 1.0. At September 30, 2004, the interest rate was 3.6%. As of September 30, 2004, we had no borrowings outstanding under this facility and approximately $175 million in availability, and consequently, we were not subject to any covenants in the agreement.

Senior Notes

      As of September 30, 2004, we had $333.5 million in aggregate principal amount of 9.125% senior subordinated notes due 2008. The notes were issued with an average issue price of 98%. During the first nine months of 2004, we repurchased $45.3 million in aggregate principal amount of senior subordinated notes at a net loss of $2.1 million.

Interest Rate Swap Agreements

      In September 2003, we entered into a $50 million interest rate swap agreement, and in December 2003, we entered into two additional $25 million interest rate swap agreements. These agreements have terms expiring concurrently with the maturity of our 9.125% senior subordinated notes and were entered into with the intent of converting $100 million of the senior subordinated notes from a fixed-to-floating rate. Pursuant to these agreements, we receive semi-annual fixed interest payments at the rate of 9.125% commencing December 1, 2003 and make semi-annual variable interest rate payments at six-month LIBOR rates plus a premium in arrears. The LIBOR rates in the agreements reset every six months and at September 30, 2004, the rates ranged from 6.50% to 6.72%. The agreements can be terminated by the counterparty in accordance with a redemption schedule that is consistent with the redemption schedule for the senior subordinated notes.

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

Off-Balance Sheet Arrangements-Accounts Receivable Securitization Program

      In September 2003, we entered into a $300 million Receivables Facility agreement with four financial institutions. The facility was amended and increased to $325 million in August 2004. The current facility provides for a $190 million purchase commitment with a term of 364 days, expiring August 30, 2005, and a $135 million purchase commitment with a term of three years or August 27, 2007. Presently, we expect the $190 million portion of the facility to be renewed in August 2005. Under the Receivables Facility, WESCO sells, on a continuous basis, to WESCO Receivables Corporation, a wholly-owned special purpose company ("SPC"), an undivided interest in all domestic accounts receivable. The SPC sells without recourse to a third-party conduit, all the eligible receivables while maintaining a subordinated interest, in the form of overcollateralization, in a portion of the receivables. WESCO has agreed to continue servicing the sold receivables for the financial institution at market rates; accordingly, no servicing asset or liability has been recorded. As of September 30, 2004, $300 million in funding was outstanding under the Receivables Facility.

Cash Flow

      Operating Activities. Cash provided by operating activities for the first nine months of 2004 totaled $92.3 million compared to cash used by operating activities of $1.5 million in the prior year. Cash provided by operating activities in 2004 included cash inflows of $75.0 million associated with increases in eligible receivables related to our Receivables Facility. In 2003, cash used by operating activities included a cash outflow of $88.0 million due to decreases in eligible receivables related to our Receivables Facility. In 2004, cash generated by net income plus other adjustments totaling $67.6 million, along with cash inflows from increases in accounts payable of $87.3 million and prepaid expenses and other current assets of $12.5 million were partially offset by a $105.8 million use of cash for increased accounts receivable and a $60.2 million use of cash for increased inventory. The increases in accounts payable, accounts receivable and inventory result primarily from the increase in business activity during the first nine months. The change in accounts receivable also includes the impact of a change in cash collection procedures. In 2003, cash generated by net income plus other adjustments totaling $37.3 million and cash generated by increases in accounts payable and other current and non-current liabilities totaling $45.8 million along with increased cash inflow from reductions of inventory of $19.7 million was partially offset by cash used to fund increases in accounts receivable totaling $19.8 million.

      Investing Activities. Net cash used in investing activities was $38.0 million rose during the first nine months of 2004, primarily due to a $30 million payment pursuant to the Bruckner purchase agreement and capital expenditures of $6.9 million. In 2003, net cash used in investing activities of $6.4 million included capital expenditures of $5.6 million along with acquisition payments totaling $2.0 million and were partially offset by proceeds received from the sale of property and buildings totaling $1.2 million.

      Financing Activities. Net cash used by financing activities during the first nine months of 2004 totaled $62.7 million primarily as a result of net debt repayments of $48.6 million and $20.1 million in cash payments made to certain employees for the redemption of stock options and were offset by $6.0 million in amounts received from the exercise of stock options. In 2003, net cash provided by financing activities totaled $15.1 million primarily as a result of completing the mortgage financing facility that provided $38 million partially offset by debt repayments.

Contractual Cash Obligations and Other Commercial Commitments

      There have not been any material changes in our contractual obligations and other commercial commitments that would require an update to the disclosure provided in our Form 10-K for the year-ended December 31, 2003.

Inflation

      The rate of inflation, as measured by changes in the consumer price index, did not have a material effect on the sales or operating results of the Company during the periods presented. However, inflation in the future could affect the Company's operating costs. Overall, price changes from suppliers have historically been consistent with inflation and have not had a material impact on the Company's results of operations. However, as discussed in the results of operation, we did experience a significant rise in the price of certain commodity products. We were able to pass through a majority of the increase to customers in the first nine months of 2004.

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

      In September 2004, the FASB issued EITF 04-10 "Applying Paragraph 19 of FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, in Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds," Issue Summary No. 1. ("EITF 04-10"). EITF 04-10 establishes evaluation criteria for an enterprise to use when determining whether operating segments that do not meet the quantitative thresholds can still be aggregated in accordance with paragraph 19 of SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." ("FAS 131"). We have evaluated EITF 04-10 and have determined that it has no impact on our financial statements.

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

ITEM  3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

      Except as discussed below there have not been any material changes to WESCO's exposures to market risk during the nine months ended September 30, 2004 that would require an update to the disclosures provided in WESCO's Form 10-K for the year-ended December 31, 2003.

      As interest rates rose during the first half of 2004, the value of one of our interest rate swap agreements increased and as such, the counterparty required us to provide additional collateral. We deposited cash totaling approximately $0.5 million in an interest bearing account to satisfy the collateral requirements.

ITEM  4. CONTROLS AND PROCEDURES

      An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by WESCO in reports that it files under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. There have been no significant changes in internal control over financial reporting that occurred during the third fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART  II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   EXHIBITS

      10.1 Employment Agreement between WESCO International, Inc. and John
      Engel.

      10.2 First Amendment to Second Amended and Restated Receivable Purchase Agreement dated July 30, 2004 among WESCO Receivables Corp, WESCO Distribution, Inc. and Wachovia Capital Markets LLC.

      10.3 Fifth Amendment and Consent to Credit Agreement dated July 29, 2004 between WESCO Distribution, Inc. and General Electric Capital Corporation.

      10.4 Second Amendment to Second Amended and Restated Receivables Purchase Agreement and Waiver dated August 31, 2004 among dated August 31, 2004 among WESCO Receivables Corp, WESCO Distribution, Inc. and Wachovia Capital Markets LLC.

      10.5 Third Amendment to Second Amended and Restated Receivables Purchase Agreement dated as of September 23, 2004 among dated August 31, 2004 among WESCO Receivables Corp, WESCO Distribution, Inc. and Wachovia Capital Markets LLC.

      31.1 Certification of Chief Executive Officer pursuant to Rules 13a-14(a) promulgated under the Exchange Act.

      31.2 Certification of Chief Financial Officer pursuant to Rules 13a-14(a) promulgated under the Exchange Act.

      32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b)   REPORTS ON FORM 8-K

      On July 14, 2004, WESCO issued a press release announcing it hired John Engel in the role of Senior Vice President and Chief Operating Officer and promoted Steve Van Oss to Senior Vice President and Chief Financial and Administrative Officer and on the July 15, 2004 WESCO filed a report on Form 8-K under item 5.

      On July 21, 2004, WESCO issued a press release announcing its earnings for the second quarter of 2004 and filed a report on Form 8-K under item 12.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on November 8, 2004 on its behalf by the undersigned thereunto duly authorized.

                            WESCO International, Inc. and Subsidiaries

                            By:  /s/ Stephen A. Van Oss
                                 ----------------------------------------------
                                 Stephen A. Van Oss
                                 Senior Vice President and Chief Financial and
                                   Administrative Officer