Form 10-K
period 2004-12-31
WESCO INTERNATIONAL INC
filed 2005-03-07
CIK 929008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 001-14989

WESCO International, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of	25-1723342 (I.R.S. Employer
incorporation or organization)	Identification No.)

225 West Station Square Drive	15219
Suite 700	(Zip Code)
Pittsburgh, Pennsylvania
(Address of principal executive offices)

(412) 454-2200
(Registrant’s telephone number, including area code)

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
Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes ☑ No ☐

     The registrant estimates that the aggregate market value of the voting shares held by non-affiliates of the registrant was approximately $359.5 million as of June 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price on the New York Stock Exchange for such stock.

     As of February 28, 2005, 46,720,627 shares of Common Stock, par value $.01 per share of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

     Part III of this Form 10-K incorporates by reference portions of the registrant’s Proxy Statement for its 2004 Annual Meeting of Stockholders.

WESCO INTERNATIONAL, INC.

Annual Report on Form 10-K for the Fiscal Year Ended

December 31, 2004

PART I

Item 1. Business.

     In this Annual Report on Form 10-K, “WESCO” refers to WESCO International, Inc., and its subsidiaries and its predecessors unless the context otherwise requires. References to “we,” “us,” “our” and the “Company” refer to WESCO and its subsidiaries. Our subsidiaries include WESCO Distribution, Inc. (“WESCO Distribution”) and WESCO Distribution Canada, Co. (“WESCO Canada”), both of which are wholly owned by WESCO.

The Company

     With sales of approximately $3.7 billion in 2004, WESCO, incorporated in 1993, is a leading North American provider of electrical construction products and electrical and industrial maintenance, repair and operating supplies, commonly referred to as “MRO.” We believe that we are the second largest distributor in the estimated $83 billion U.S. electrical distribution industry, and the largest provider of integrated supply services for MRO goods and services in the United States. Our integrated supply solutions and outsourcing services are designed to fulfill a customer’s industrial MRO procurement needs through a highly automated, proprietary electronic procurement and inventory replenishment system. We have approximately 350 full service branches and five distribution centers located in 48 states, nine Canadian provinces, Puerto Rico, Mexico, Guam, the United Kingdom, Nigeria, United Arab Emirates and Singapore. We serve over 100,000 customers worldwide, offering over 1,000,000 products from over 24,000 suppliers. Our diverse customer base includes a wide variety of industrial companies; contractors for industrial, commercial and residential projects; utility companies; and commercial, institutional and governmental customers. Our top ten customers accounted for approximately 11% of our sales in 2004. Our leading market positions, experienced workforce, extensive geographic reach, broad product and service offerings and acquisition program have enabled us to grow our market position.

Industry Overview

     The electrical distribution industry serves customers in a number of markets including the industrial, electrical contractors, utilities, government and institutional markets. Electrical distributors provide logistical and technical services for customers by bundling a wide range of products typically required for the construction and maintenance of electrical supply networks, including wire, lighting, distribution and control equipment and a wide variety of electrical supplies. This distribution channel enables customers to efficiently access a broad range of products and has the capacity to deliver value-added services. Customers are increasingly demanding that distributors provide a broader and more complex package of services as they seek to outsource non-core functions and achieve documented cost savings in purchasing, inventory and supply chain management.

     Electrical Distribution. According to Electrical Wholesaling Magazine, the U.S. electrical distribution industry had forecasted sales to be approximately $83 billion in 2004. Industry growth has averaged 5% per year from 1985 to 2004. This expansion has been driven by general economic growth, increased use of electrical products in businesses and industries, new products and technologies, and customers who are seeking to more efficiently purchase a broad range of products and services from a single point of contact, thereby eliminating the costs and expenses of purchasing directly from manufacturers or multiple sources. The U.S. electrical distribution industry is highly fragmented. In 2003, the latest year for which market share data is available, the four national distributors, including WESCO, accounted for approximately 16% of estimated total industry sales.

     Integrated Supply. The market for integrated supply services has grown rapidly in recent years. Growth has been driven by the desire of large industrial companies to reduce operating expenses by implementing comprehensive third-party programs, which outsource cost-intensive procurement, stocking and administrative functions associated with the purchase and consumption of MRO supplies. For some of our customers, we believe these costs can account for over 50% of the total costs for MRO products and services. We believe that significant opportunities exist for further expansion of integrated supply services, as the total potential in the United States for purchases of industrial MRO supply and services is currently estimated to be approximately $400 billion.

Business Strategy

     Our objective is to be the leading provider of electrical products and other MRO supplies and services to companies in North America and selected international markets. In achieving this leadership position, our goal is to grow earnings at a faster rate than sales by continuing to focus on margin enhancement and continuous productivity improvement. Our growth strategy leverages our existing strengths and focuses on developing new initiatives and programs which position us to grow at a faster rate than the industry.

     Enhance Our Leadership Position in Electrical Distribution. We will continue to leverage our extensive market presence and brand equity in the WESCO name to further our leadership position in electrical distribution. We are the second largest electrical distributor in the United States and, through our value-added products and services, we believe we have become the industry leader in serving several important and growing markets including:

•	industrial customers with large, complex plant maintenance operations, many of which require a national multi-site service solution for their electrical product needs;

•	large contractors for major industrial and commercial construction projects;

•	the electric utility industry; and

•	manufacturers of factory-built homes, recreational vehicles and other modular structures.

We are focusing our sales and marketing efforts in three primary areas:

•	expanding our product and service offerings to existing customers in industries we currently serve;

•	targeting new customers in industries we currently serve; and

•	targeting markets which provide significant growth opportunities, such as multi-site retail construction, education and healthcare facilities, original equipment manufacturers (“OEM”) and regional and national contractors.

     Continue to Grow Our Premier Position in National Accounts. From 1994 through 2004, revenue from our national accounts program increased at a compound annual growth rate of 10%. We plan to continue to invest in the expansion of this program. Through our national accounts program, we coordinate electrical MRO procurement and purchasing activities across multiple locations, primarily for large industrial and commercial companies and for electric utilities. We have well-established relationships with over 250 companies, providing us with a recurring base of revenue through multi-year agreements with many of these companies. Our objective is to continue to increase revenue from our national account customers by:

•	offering existing national account customers new products and services and serving additional customer locations;

•	extending certain established national account relationships to include our integrated supply services; and

•	expanding our customer base by leveraging our existing industry expertise in markets we currently serve, as well as entering into new markets.

     Focus on Large Construction Projects. We intend to increase our customer base, where we have targeted new construction accounts, with a focus on large renovation and institutional projects. We seek to secure new major project contracts through:

•	active national marketing of our demonstrated project management capabilities;

•	further development of relationships with leading regional and national contractors and engineering firms; and

•	close coordination with multi-location contractor customers on their major project requirements.

     Extend Our Leadership Position in Integrated Supply Services. We believe we are the largest provider of integrated supply services for MRO goods and services in the United States. We provide a full complement of outsourcing solutions, focusing on improving the supply chain management process for our customers’ indirect purchases. Our integrated supply programs replace the traditional multi-vendor, resource-intensive procurement process with a single, outsourced, fully automated process capable of managing all MRO and related service requirements. Our solutions range from timely product delivery to assuming full responsibility for the entire procurement function. Our customers include some of the largest industrial companies in the United States. We will continue to expand our leadership position as the largest integrated supply services provider in the United States by, for instance, leveraging established relationships with our large industrial customer base, especially among existing national account customers who could benefit from our integrated supply model. Based on our customers’ continued reliance on outsourcing, we believe that we are well positioned to capitalize on this trend.

     Gain Share in Fragmented Local Markets. Significant opportunities exist to gain market share in highly fragmented local markets. We intend to increase our market share in key geographic markets through a combination of increased sales and marketing efforts at existing branches, acquisitions that expand our product and customer base and new branch openings. To promote this growth, we have a compensation system for branch managers that encourages our branch managers to increase sales and optimize business activities in their local markets, including managing the sales force, configuring inventories, targeting potential customers for marketing efforts and tailoring local service options.

     Expand our LEAN Initiative. LEAN is a company-wide, strategic initiative to drive continuous improvement across the entire business enterprise, including sales, operations and business processes. The basic principles behind LEAN are to rapidly identify and implement improvements through simplification, elimination of waste and reducing errors throughout a defined process, or value stream. Although LEAN is most often associated with manufacturing operations, we apply LEAN thinking to all of our processes, activities and systems. WESCO’s LEAN initiative was launched and implemented at 100 branch locations in the first half of 2003 with a great degree of success. To date, we have conducted over 1,100 LEAN implementation events, directly involved over 4,000 associates, and the initiatives have now expanded to 17 distinct programs. The initiatives target nine key areas: sales, margin, warehouse operations, transportation, purchasing, inventory, accounts receivable, accounts payable and administrative processes. In 2005, our objective is to continue to implement the initiatives across our branch locations and headquarters operations, consistent with our long-term strategy of continuously refining and improving our processes to achieve operational excellence

     Pursue Strategic Acquisitions. Since 1995, we have completed and successfully integrated 25 acquisitions. We believe that the highly fragmented nature of the electrical and industrial MRO distribution industry will continue to provide us with acquisition opportunities. We have not been as active in pursuing acquisition candidates given the weak economy in recent years and the uncertainty of future earnings streams of potential acquisition candidates; however, we expect our acquisition activities to resume. We expect that any future acquisitions will be financed with internally generated funds, additional debt and/or the issuance of equity securities. However, our ability to make acquisitions will be subject to our compliance with certain conditions under the terms of our revolving credit facility. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources,” for a further description of the revolving credit facility.

     Expand Product and Service Offerings. We are developing a new service capability to assist customers in improving their internal productivity and overall cost position. This service, which we call CR$ or Cost Reduction Solutions, is based on applying LEAN principles and practices in our customers’ work environment. To date, we have worked with manufacturers, assemblers and contractors with large service operations to enhance supply chain operations and logistics. Our work on productivity projects, in cooperation with our customers, significantly increases the breadth of products that can be supplied and creates fee-for-service opportunities in kitting, assembly and warehouse operations. We continue to build on our demonstrated ability to introduce new products and services to meet existing customer demands and capitalize on new market opportunities. For example, we have the platform to sell integrated lighting control and power distribution equipment in a single package for multi-site specialty retailers, restaurant chains and department stores. These are strong growth markets where our national accounts strategies and logistics infrastructure provide significant benefits for our customers.

     Capitalize on Our Information System Capabilities. We intend to utilize our sophisticated information technology capabilities to drive our targeted direct mail marketing campaigns, improve customer profitability and enhance our working capital productivity. Our information systems provide us with detailed, actionable information across all facets of our broad network, allowing us to quickly and effectively identify and act on profitability and efficiency-related initiatives.

     Expand Our International Operations. Our international sales, the majority of which are in Canada, accounted for approximately 13% of total sales in 2004. We believe that there is significant additional demand for our products and services outside the United States and Canada. Many of our multinational domestic customers are seeking distribution, integrated supply and project management solutions globally. We follow our established customers and pursue business that we believe utilizes and extends our existing capabilities. We believe this strategy of working through well-developed customer and supplier relationships significantly reduces risks and provides the opportunity to establish a profitable business. We currently have six locations in Mexico. Additionally, our locations in Aberdeen, Scotland and London, England support our sales efforts in Europe and the former Soviet Union. We also have operations in Nigeria to serve West Africa, an office in Singapore to support our operations in Asia and an office in United Arab Emirates to serve the Middle East.

Competitive Strengths

     We believe the following strengths are central to the successful execution of our strategy:

     Market Leadership. Our ability to manage large construction projects and complex multi-site plant maintenance programs and procurement projects that require special sourcing, technical advice, logistical support and locally based service has enabled us to establish leadership positions in our principal markets. We have utilized these skills to generate significant revenues in industries with intensive use of electrical and MRO products, including electrical contracting, utilities, OEM, process manufacturing and other commercial, institutional and governmental entities. We also have extended our position within these industries to expand our customer base.

     Value-added Services. We are a leader in providing a wide range of services and procurement solutions that draw on our product knowledge, supply and logistics expertise and systems capabilities, enabling our customers with large operations and multiple locations to reduce supply chain costs and improve efficiency. Our expansive geographical coverage is essential to our ability to provide these services, as our approximately 350 branches complement national sales and marketing activities with local customer service, product information and technical support, order fulfillment and a variety of other on site services. These programs include:

•	National Accounts — we coordinate product supply and materials management activities for MRO supplies, project needs and direct material for national and regional customers with multiple locations who seek purchasing leverage through a single electrical products provider. Regional and national contractors, and top engineering and construction firms which specialize in major projects such as airport expansions, power plants and oil and gas facilities are also a focus group for our national accounts program;

•	Integrated Supply — we design and implement programs that enable our customers to significantly reduce the number of MRO suppliers they use through services that include highly automated, proprietary electronic procurement and inventory replenishment systems and on-site materials management and logistics services.

     Broad Product Offering. We provide our customers with a broad product selection consisting of over 1,000,000 electrical, industrial, data communications, MRO and utility products sourced from over 24,000 suppliers. Our broad product offering and stable source of supply enables us to meet virtually all of a customer’s electrical product and MRO requirements.

     Extensive Distribution Network. Our distribution network consists of approximately 350 branches and five distribution centers located in 48 states, nine Canadian provinces, Mexico, the United Kingdom, Singapore, Puerto Rico, Nigeria, United Arab Emirates and Guam.

     This extensive network, which would be extremely difficult and expensive to duplicate, allows us to:

•	maintain local sourcing of customer service, technical support and sales coverage;

•	tailor branch products and services to local customer needs;

•	offer multi-site distribution capabilities to large customers and national accounts; and

•	provide same-day deliveries.

     Low Cost Operator. Our competitive position has been enhanced by our low cost position, which is based on:

•	extensive use of automation and technology;

•	centralization of functions such as purchasing, accounting and information systems;

•	strategically located distribution centers;

•	purchasing economies of scale; and

•	incentive programs that increase productivity and encourage entrepreneurship.

     As a result of these factors, we believe that we have one of the lowest operating costs in our industry. Our selling, general and administrative expenses as a percentage of revenues for the year ended December 31, 2004 decreased to 14.6%, which is significantly below our peer group average, according to the National Association of Electrical Distributors. Our low cost position enables us to generate a significant amount of net cash flow, as the amount of capital investment required to maintain our business is relatively low. Consequently, more of the cash we generate is available for debt reduction, continued investment in the growth of the business and strategic acquisitions.

Products and Services

Products

     Our network of branches and distribution centers stocks over 200,000 product stock keeping units (“SKUs”). Each branch tailors its inventory to meet the needs of the customers in its local market, typically stocking approximately 2,000 to 4,000 SKUs. Our integrated supply business allows our customers to access over 1,000,000 products.

     Representative products and services that we offer include:

•	Electrical Supplies. Wiring devices, fuses, terminals, connectors, boxes, enclosures, fittings, lugs, terminations, tape and splicing and marking equipment;

•	Industrial Supplies. Tools and testers, safety and security, fall protection, personal protection, consumables, janitorial and other MRO supplies;

•	Power Distribution. Circuit breakers, transformers, switchboards, panelboards, metering products and busway products;

•	Lighting. Lamps, fixtures, ballasts and lighting control products;

•	Wire and Conduit. Wire, cable, raceway, metallic and non-metallic conduit;

•	Control, Automation and Motors. Motor control devices, drives, surge and power protection, relays, timers, pushbuttons and operator interfaces; and

•	Data Communications. Cables, cable management, and connecting hardware.

     We purchase products from a diverse group of over 24,000 suppliers. In 2004, our ten largest suppliers accounted for approximately 35% of our purchases. The largest of these was Eaton Corporation, through its Eaton Electrical division, accounting for approximately 12% of total purchases. No other supplier accounted for more than 5% of total purchases.

     Our supplier relationships are important to us, providing access to a wide range of products, technical training and sales and marketing support. We have preferred supplier agreements with over 200 of our suppliers and purchase over 50% of our stock inventory pursuant to these agreements. Consistent with industry practice, most of our agreements with suppliers, including both distribution agreements and preferred supplier agreements, are terminable by either party on 60 days’ notice or less.

Services

     In conjunction with product sales, we offer customers a wide range of services and procurement solutions that draw on our product and supply management expertise and systems capabilities. These services include national accounts programs, integrated supply programs and major project programs. We are responding to the needs of our customers, particularly those in processing and manufacturing industries. To more efficiently manage the MRO process on behalf of our customers, we offer a range of supply management services, including:

•	outsourcing of the entire MRO purchasing process;

•	providing technical support for manufacturing process improvements using state-of-the-art automated solutions;

•	implementing inventory optimization programs;

•	participating in joint cost savings teams;

•	assigning our employees as on-site support personnel;

•	recommending energy-efficient product upgrades; and

•	offering safety and product training for customer employees.

     National Accounts Programs. The typical national account customer is a Fortune 500 industrial company, a large utility or other major customer, in each case with multiple locations. Our national accounts programs are designed to provide customers with total supply chain cost reductions by coordinating purchasing activity for MRO supplies and direct materials across multiple locations. Comprehensive implementation plans establish jointly managed teams at the local and national level to prioritize activities, identify key performance measures and track progress against objectives. We involve our preferred suppliers early in the implementation process, where they can contribute expertise and product knowledge to accelerate program implementation and the achievement of cost savings and process improvements.

     Integrated Supply Programs. Our integrated supply programs offer customers a variety of services to support their objectives for improved supply chain management. We integrate our personnel, product and distribution expertise, electronic technologies and service capabilities with the customer’s own internal resources to meet particular service requirements. Each integrated supply program is uniquely configured to deliver a significant reduction in the number of MRO suppliers, reduce total procurement costs, improve operating controls and lower administrative expenses. Our solutions range from just-in-time fulfillment to assuming full responsibility for the entire procurement function for all indirect purchases. We believe that customers will increasingly seek to utilize us as an “integrator,” responsible for selecting and managing the supply of a wide range of MRO and OEM products.

Markets and Customers

     We have a large base of approximately 100,000 customers diversified across our principal markets. No customer accounted for more than 4% of our total sales in 2004.

     Industrial Customers. Sales to industrial customers, which include numerous manufacturing and process industries, and OEMs accounted for approximately 39% of our sales in 2004.

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

     OEM customers incorporate electrical components and assemblies into their own products. OEMs typically require a reliable, high-volume supply of a narrow range of electrical items. Customers in this segment are particularly service and price sensitive due to the volume and the critical nature of the product used, and they also expect value-added services such as design and technical support, just-in-time supply and electronic commerce.

     Electrical Contractors. Sales to electrical contractors accounted for approximately 37% of our sales in 2004. These customers range from large contractors for major industrial and commercial projects, the customer types we principally serve, to small residential contractors, which represent a small portion of our sales. Electrical products purchased by electrical subcontractors typically account for approximately 40% to 50% of their installed project cost, and, so therefore, accurate cost estimates and competitive material costs are critical to a contractor’s success in obtaining profitable projects.

     Utilities. Sales to utilities accounted for approximately 17% of our sales in 2004. This market includes large investor-owned utilities, rural electric cooperatives and municipal power authorities. We provide our utility customers with transmission and distribution products and an extensive range of supplies to meet their MRO and capital projects needs. Full materials management and procurement outsourcing arrangements are also important in this market as cost pressures and deregulation cause utility customers to streamline purchasing and inventory control practices.

     Commercial, Institutional and Governmental Customers (“CIG”). Sales to CIG customers accounted for approximately 7% of our sales in 2004. This fragmented market includes schools, hospitals, property management firms, retailers and government agencies of all types. Through our WR Controls operation, we have a platform to sell integrated lighting control and distribution equipment in a single package for multi-site specialty retailers, restaurant chains and department stores.

Distribution Network

     Branch Network. We have approximately 350 branches, of which approximately 290 are located in the United States, approximately 50 are located in Canada and the remainder are located in Mexico, the United Kingdom, Singapore, Puerto Rico, Nigeria, United Arab Emirates and Guam. In addition to consolidations in connection with acquisitions, we occasionally open, close or consolidate existing branch locations to improve operating efficiency.

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

Sales Organization

     Sales Force. Our general sales force is based at the local branches and is comprised of approximately 2,000 of our employees, almost half of whom are outside sales representatives and the remainder is inside sales personnel. Outside sales representatives are paid under a compensation structure which is primarily weighted towards commissions. They are responsible for making direct customer calls, performing on-site technical support, generating new customer relations and developing existing territories. The inside sales force is a key point of contact for responding to routine customer inquiries such as price and availability requests and for entering and tracking orders.

     National Accounts. Our national accounts sales force is comprised of an experienced group of sales executives who negotiate and administer contracts, coordinate branch participation and identify sales and service opportunities. National accounts managers’ efforts target specific customer industries, including automotive, pulp and paper, petrochemical, steel, mining and food processing.

     We also have a sales management group, comprised of our most experienced construction management personnel, which focuses on serving the complex needs of North America’s largest engineering and construction firms and the top regional and national electrical contractors. These contractors typically specialize in large, complex projects such as building industrial sites, water treatment plants, airport expansions, healthcare facilities, correctional institutions, sports stadiums and convention centers.

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

     E-Commerce. Our primary e-business strategy is to serve existing customers by tailoring our catalog and Internet-based procurement applications to their internal systems or through their preferred technology and trading exchange partnerships. We continue to expand our e-commerce capabilities, meeting our customers’ requirements as they develop and implement their e-procurement business strategies. We have strengthened our business and technology relationships with the trading exchanges chosen by our customers as their e-procurement partners. We continue to enhance and enrich our customized electronic catalogs provided to our customers for use with their internal business systems. We believe that we lead our industry in rapid e-implementation to customers’ procurement systems and integrated procurement functionality using “punch-out” technology, a direct system-to-system link with our customers.

     We continue to enhance “WESCOExpress,” a direct ship fulfillment operation responsible for supporting smaller customers and select national account locations. Customers can order from over 65,000 electrical and data communications products stocked in our warehouses through a centralized customer service center or over the Internet on WESCOdirect.com. We also use a proactive sales approach utilizing catalogs, direct mail, e-mail and personal phone selling to provide a high level of customer service. A new 2004-2005 WESCO’s Buyers Guide® was produced and released in 2004.

International Operations

     To serve the Canadian market, we operate a network of approximately 50 branches in nine provinces. Branch operations are supported by two distribution centers located near Montreal and Vancouver. With sales of over US$394 million, Canada represented 10.5% of our total sales in 2004. The Canadian market for electrical distribution is considerably smaller than the U.S. market, with roughly US$3.5 billion in total sales in 2004, according to industry sources.

     We also have six locations in Mexico headquartered in Tlalnepantla, which serve all of metropolitan Mexico City and the Federal District and the states of Chihuahua, Hidalgo, Mexico and Morelos.

     We sell to other international customers through domestic export sales offices located within North America and sales offices in international locations. Our operations are in Aberdeen, Scotland and London, England to support sales efforts in Europe and the former Soviet Union. We have an operation in Nigeria to serve West Africa, an office in United Arab Emirates to serve the Middle East and an office in Singapore to support our sales to Asia. All of the international locations have been established to primarily serve our growing list of customers with global operations referenced under National Accounts above.

     The following table sets forth information about us by geographic area:

	Net Sales			Long-Lived Assets
	Year Ended December 31,			December 31,
	2004	2003	2002	2004	2003	2002
(In thousands)
United States	$3,265,280	$2,872,239	$2,943,740	$488,787	$491,515	$421,047
Foreign Operations
Canada	394,375	335,695	299,844	11,958	11,926	10,509
Other foreign	81,598	78,832	82,196	1,194	1,341	1,371

Subtotal Foreign Operations	475,973	414,527	382,040	13,152	13,267	11,880

Total U.S. and Foreign	$3,741,253	$3,286,766	$3,325,780	$501,939	$504,782	$432,927

Management Information Systems

     WESCO has implemented data processing systems to provide support for a full range of business functions, such as customer service, inventory and logistics management, accounting and administrative support. Our primary branch information system, known as WESNET, has become the fundamental data processing vehicle for all branch operations (other than our Bruckner Integrated Supply Division and certain acquired branches). The WESNET system provides all of the basic day-to-day order management and order fulfillment functions. The WESNET application and server reside locally within each branch and provide WESCO with a flexible and cost-effective approach to facilitate expansion and organizational growth. The distributed systems “plug-in” to a centralized data processing center via a wide area network that provides a tightly coupled, yet flexible system.

     The centralized corporate information system and data warehouse provide a platform whose capability exceeds many of the most advanced enterprise resource planning packages. WESCO’s centralized servers contain real-time transactional data from each branch system, as well as multiple years of historical transaction data. The centralized server and data warehouse technology provide a cost-effective mechanism to better monitor, manage and enhance operational processes. These systems have become the principal technology supporting inventory management, purchasing management, automated stock replenishment, margin analysis and both financial and operational insight.

     The data warehouse is also utilized to perform extensive operational analysis and provide detailed insight for all major business processes. By leveraging this technology, all level of employees have the ability to analyze their area of responsibility and drive improvements through the organization. The system contains a variety of analytic tools, including activity-based costing capability for analyzing profitability by customer, sales representative, product type and shipment type. Many other tools permit analysis of sales and margins, supplier sales planning, item analysis, market analysis, product insight and many other operational reporting and trending applications.

     The centralized platform also facilitates the processing of customer orders, shipping notices, suppliers’ purchase orders and funds transfer via EDI. WESCO has a legacy of supporting standard EDI with many trading partners. Over the years we have added capability to support several other integration vehicles beyond standard EDI to better support our customers needs. The evolving integration capability allows us to seamlessly connect our information systems platform with those of our customer’s and suppliers.

     Our integrated supply services are supported by our proprietary procurement and inventory management systems. These systems provide a fully integrated, flexible supply chain platform that currently handles over 95% of our integrated supply customers’ transactions electronically. Our configuration options for a customer range from on-line linkages to the customer’s business and purchasing systems, to total replacement of a customer’s procurement and inventory management system for MRO supplies.

Competition

     We believe that we are the second largest distributor in the estimated $83 billion U.S. electrical distribution industry, and the largest provider of integrated supply services for MRO goods and services in the United States. We operate in a highly competitive and fragmented industry. We compete directly with national, regional and local providers of electrical and other industrial MRO supplies. In 2003, the latest year for which market share data is available, the four national distributors, including WESCO, accounted for approximately 16% of estimated total industry sales. Competition is primarily focused on the local service area, and is generally based on product line breadth, product availability, service capabilities and price. Another source of competition is buying groups formed by smaller distributors to increase purchasing power and provide some cooperative marketing capability. While increased buying power may improve the competitive position of buying groups locally, we believe these groups have not been able to compete effectively with us for national account customers due to the difficulty in coordinating a diverse ownership group. Although certain Internet-based procurement service companies, auction businesses and trade exchanges remain in the marketplace, the impact on our business from these potential competitors has been minimal to date.

Employees

     As of December 31, 2004, we had approximately 5,300 employees worldwide, of which approximately 4,500 were located in the United States and approximately 800 in Canada and our other international locations. Less than 5% of our employees are represented by unions. We believe our labor relations are generally good.

Intellectual Property

     We currently have trademarks and service marks registered with the U.S. Patent and Trademark Office. The registered trademarks and service marks include: “WESCO®”, WESCO’s corporate logo, the running man logo, the running man in box logo, and “The Extra Effort People®”. These and other trademarks and service mark registration applications have been filed in various foreign jurisdictions, including Canada, Mexico, the United Kingdom, Singapore, and the European Community.

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

Website Access

     Our Internet address is www.wesco.com. We make available free of charge under the “Investors” heading on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such documents are electronically filed or furnished, as applicable, with the Securities and Exchange Commission.

     In addition, our Charters for our Executive Committee, Nominating and Governance Committee, Audit Committee and Compensation Committee, as well as our Independence Standards and Governance Guidelines and our Code of Ethics and Business Conduct for our directors, officers and employees, are all available on our website in the “Corporate Governance” link under the “Investors” heading.

Forward-Looking Information

     This Annual Report on Form 10-K contains various “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve certain unknown risks and uncertainties, including, among others, those contained in Item 1, “Business,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” When used in this Annual Report on Form 10-K, the words “anticipates,” “plans,” “believes,” “estimates,” “intends,” “expects,” “projects,” “will” and similar expressions may identify forward-looking statements, although not all forward-looking statements contain such words. Such statements, including, but not limited to, our statements regarding business strategy, growth strategy, productivity and profitability enhancement, competition, new product and service introductions and liquidity and capital resources are based on management’s beliefs, as well as on assumptions made by, and information currently available to, management, and involve various risks and uncertainties, some of which are beyond our control. Our actual results could differ materially from those expressed in any forward-looking statement made by or on our behalf. In light of these risks and uncertainties, there can be no assurance that the forward-looking information will in fact prove to be accurate. We have undertaken no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Risk Factors

     Important factors that could cause actual results to differ materially from the forward-looking statements we make are described below. All forward-looking statements attributable to us or persons working on our behalf are expressly qualified by the following cautionary statements:

Our substantial amount of debt requires substantial debt service obligations that could adversely affect our ability to fulfill our obligations and could limit our growth and impose restrictions on our business.

     We are significantly leveraged. As of December 31, 2004, we had $417.6 million of consolidated indebtedness, including $323.5 million in principal amount of 9 1/8% senior subordinated notes due in 2008, and stockholders’ equity of $353.6 million. On March 1, 2005, we redeemed approximately $124 million in aggregate principal amount of senior subordinated notes. We and our subsidiaries may incur additional indebtedness in the future, subject to certain limitations contained in the instruments governing our indebtedness. Accordingly, we will have significant debt service obligations. These amounts exclude our accounts receivable securitization program, through which we sell up to $325.0 million of our accounts receivable to a third-party conduit and remove these receivables from our consolidated balance sheet. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.”

     Our debt service obligations have important consequences, including but not limited to the following:

•	a substantial portion of cash flow from our operations will be dedicated to the payment of principal and interest on our indebtedness, thereby reducing the funds available for operations, future business opportunities and acquisitions and other purposes, and increasing our vulnerability to adverse general economic and industry conditions;

•	our ability to obtain additional financing in the future may be limited;

•	as a result of our interest rate swap agreements, approximately $100 million of our fixed rate indebtedness has been effectively converted to variable rates of interest, which will make us vulnerable to increases in interest rates;

•	we are substantially more leveraged than certain of our competitors, which might place us at a competitive disadvantage; and

•	we may be hindered in our ability to adjust rapidly to changing market conditions.

     Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness and to make scheduled payments under our operating leases or to fund planned capital expenditures or finance acquisitions will depend on our future performance, which to a certain extent is subject to economic, financial, competitive and other factors beyond our control. There can be no assurance that our business will continue to generate sufficient cash flow from operations in the future to service our debt, make necessary capital expenditures or meet other cash needs. If unable to do so, we may be required to refinance all or a portion of our existing debt, to sell assets or to obtain additional financing.

     A $190.0 million portion of the purchase commitments under our Receivables Facility requires an annual renewal of its terms. That portion of the arrangement expires on August 30, 2005. The remaining $135.0 million portion of the purchase commitments under the facility has a three-year term expiring on August 29, 2007. There can be no assurance that available funding or that any sale of assets or additional financing would be possible in amounts on terms favorable to us.

     Over the next three years, we are obligated to pay approximately $53.0 million relating to earnout agreements associated with past acquisitions, of which $50.0 million is represented by a note payable which is included in our consolidated indebtedness as of December 31, 2004. Another acquisition agreement also contains contingent consideration provision of up to $17. 0 million. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Restrictive debt covenants contained in our revolving credit facility and the indenture to our senior subordinated notes may limit our ability to take certain actions.

     The revolving credit facility and the indenture under which our senior subordinated notes were issued contain financial and operating covenants that limit the discretion of our management, under certain circumstances, with respect to certain business matters including incurring additional indebtedness and paying dividends. The revolving credit facility also requires us to meet certain fixed charge tests depending on credit line availability. Our ability to comply with these and other provisions of the revolving credit facility and the indenture may be affected by changes in economic or business conditions or other events beyond our control. A failure to comply with the obligations contained in the revolving credit facility or the indenture could result in an event of default under either the revolving credit facility or the indenture which could result in acceleration of the related debt and the acceleration of debt under other instruments evidencing indebtedness that may contain cross-acceleration or cross-default provisions. If the indebtedness under the revolving credit facility were to be accelerated, there can be no assurance that our assets would be sufficient to repay in full such indebtedness and our other indebtedness. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Downturns in the electrical distribution industry have had in the past, and may in the future have, an adverse effect on our sales and profitability.

     The electrical distribution industry is affected by changes in economic conditions, including national, regional and local slowdowns in construction and industrial activity, which are outside our control. Our operating results may also be adversely affected by increases in interest rates that may lead to a decline in economic activity, particularly in the construction market, while simultaneously resulting in higher interest payments under the revolving credit facility and interest rate swap agreements. In addition, during periods of economic slowdown such as the one we recently experienced, our credit losses, based on history, could increase. There can be no assurance that economic slowdowns, adverse economic conditions or cyclical trends in certain customer markets will not have a material adverse effect on our operating results and financial condition.

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

     Some of our existing competitors have, and new market entrants may have, greater financial and marketing resources than us. To the extent existing or future competitors seek to gain or retain market share by reducing prices, we may be required to lower our prices, thereby adversely affecting financial results. Existing or future competitors also may seek to compete with us for acquisitions, which could have the effect of increasing the price and reducing the number of suitable acquisitions. In addition, it is possible that competitive pressures resulting from the industry trend toward consolidation could affect growth and profit margins.

Loss of key suppliers or lack of product availability could decrease sales and earnings.

     Most of our agreements with suppliers are terminable by either party on 60 days’ notice or less. Our ten largest suppliers in 2004 accounted for approximately 35% of our purchases for the period. Our largest supplier in 2004 was Eaton Corporation, through its Eaton Electrical division, accounting for approximately 12% of our purchases. The loss of, or a substantial decrease in the availability of, products from any of these suppliers, or the loss of key preferred supplier agreements, could have a material adverse effect on our business. Supply interruptions could arise from shortages of raw materials, labor disputes or weather conditions affecting products or shipments, transportation disruptions, or other reasons beyond our control. In addition, certain of our products, such as wire and conduit, are commodity-price-based products and may be subject to significant price fluctuations which are beyond our control. An interruption of operations at any of our five distribution centers could have a material adverse effect on the operations of branches served by the affected distribution center. Furthermore, we cannot be certain that particular products or product lines will be available to us, or available in quantities sufficient to meet customer demand. Such limited product access could cause us to be at a competitive disadvantage.

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

We may be subject to regulatory scrutiny and may sustain a loss of public confidence if we are unable to satisfy regulatory requirements relating to internal controls over financial reporting.

     Section 404 of the Sarbanes-Oxley Act of 2002 requires us to perform an evaluation of our internal controls over financial reporting and have our auditor attest to such evaluation on an annual basis. Compliance with these requirements has been expensive and time-consuming, and we expect that to continue. While we believe that we will be able to continue to meet the required deadlines, no assurance can be given that we will meet the required deadlines in future years. If we fail to timely complete this evaluation, or if our auditors cannot timely attest to our evaluation, we may be subject to regulatory scrutiny and a loss of public confidence in our internal controls.

Our largest stockholder can exercise influence over our affairs.

     Approximately 28% of the issued and outstanding shares of common stock of WESCO International are held by Cypress Group LLC (“Cypress”) and its affiliates. Cypress has the right to nominate one candidate for election to our Board of Directors; however, currently two of the nine Board members are representatives of Cypress. Accordingly, Cypress and its affiliates can exercise significant influence over our affairs, including the election of our directors, appointment of our management and approval of actions requiring the approval of our stockholders, such as the adoption of amendments to our certificate of incorporation and approval of mergers or sales of substantially all of our assets.

There is a risk that the market value of our common stock may decline.

     Stock markets have experienced significant price and trading volume fluctuations, and the market prices of companies in our industry have been volatile. It is impossible to predict whether the price of our common stock will rise or fall. Trading prices of our common stock will be influenced by our operating results and prospects and by economic, financial and other factors.

Executive Officers

     Our executive officers, their respective ages as of December 31, 2004, and their positions are set forth below.

Name	Age	Position
Roy W. Haley	58	Chairman and Chief Executive Officer
John J. Engel	42	Senior Vice President and Chief Operating Officer
Stephen A. Van Oss	50	Senior Vice President and Chief Financial and Administrative Officer
William M. Goodwin	59	Vice President, Operations
Jaimini Mehta	49	Vice President, Business Development
Robert B. Rosenbaum	47	Vice President, Operations
Patrick M. Swed	61	Vice President, Operations
Donald H. Thimjon	61	Vice President, Operations
Ronald P. Van, Jr.	44	Vice President, Operations
Daniel A. Brailer	47	Treasurer and Director of Investor Relations

     Set forth below is biographical information for our executive officers listed above.

     Roy W. Haley became Chairman of the Board in May 1998. Mr. Haley has been Chief Executive Officer and a director of WESCO since February 1994. From 1988 to 1993, Mr. Haley was an executive at American General Corporation, a diversified financial services company, where he served as Chief Operating Officer and as President and Director. Mr. Haley is also a director of United Stationers, Inc. and Cambrex Corporation and is Chairman of the Board of the Pittsburgh Branch of the Federal Reserve Bank of Cleveland.

     John J. Engel became Senior Vice President and Chief Operating Officer in July 2004. From 2003 to 2004, Mr. Engel served as Senior Vice President and General Manager of Gateway, Inc. From 1999 to 2002, Mr. Engel served as an Executive Vice President and Senior Vice President of Perkin Elmer, Inc. From 1994 to1999 Mr. Engel served as a Vice President and General Manager of Allied Signal and from 1985 to 1995 in various management positions of General Electric.

     Stephen A. Van Oss is the Senior Vice President and Chief Financial and Administrative Officer, and from 2000 to July 2004 served as the Vice President and Chief Financial Officer. Mr. Van Oss served as Director, Information Technology for WESCO from 1997 to 2000 and as Director, Acquisition Management in 1997. From 1995 to 1996, Mr. Van Oss served as Chief Operating Officer and Chief Financial Officer of Paper Back Recycling of America, Inc. From 1979 to 1995, Mr. Van Oss held various management positions with Reliance Electric Corporation.

     William M. Goodwin has been Vice President, Operations of WESCO since March 1994. Since 1987, Mr. Goodwin has served as a branch, district and region manager for WESCO in various locations and also served as Managing Director of WESCOSA, a former Westinghouse affiliated manufacturing and distribution business in Saudi Arabia.

     Jaimini Mehta has been Vice President, Business Development of WESCO since November 1995. From 1993 to 1995, Mr. Mehta was a principal with Schroder Ventures, a private equity investment firm based in London, England. Mr. Mehta resigned from WESCO on February 17, 2005.

     Robert B. Rosenbaum has been Vice President, Operations of WESCO since September 1998. From 1982 until 1998, Mr. Rosenbaum was the President of the Bruckner Supply Company, Inc., an integrated supply company WESCO acquired in September 1998.

     Patrick M. Swed has been Vice President, Operations of WESCO since March 1994. Mr. Swed was Vice President of Branch Operations for WESCO from 1991 to 1994. On February 17, 2005, Mr. Swed announced his decision to retire from WESCO.

     Donald H. Thimjon has been Vice President, Operations of WESCO since 1994. Mr. Thimjon served as Vice President, Utility Group from 1991 to 1994 and Regional Manager from 1980 to 1991.

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

Item 2. Properties.

     We have approximately 350 branches, of which approximately 290 are located in the United States, approximately 50 are located in Canada and the remainder are located in Puerto Rico, Mexico, Guam, the United Kingdom, Nigeria, United Arab Emirates and Singapore. Approximately 25% of branches are owned facilities, and the remainder are leased.

     The following table summarizes our distribution centers:

Location	Square Feet	Leased/Owned
Warrendale, PA	194,200	Owned
Sparks, NV	196,800	Leased
Byhalia, MS	148,000	Owned
Dorval, QE	90,000	Leased
Burnaby, BC	64,865	Owned

     We also lease our 76,200-square-foot headquarters in Pittsburgh, Pennsylvania. We do not regard the real property associated with any single branch location as material to our operations. We believe our facilities are in good operating condition.

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

Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of our security holders during the fourth quarter of 2004.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

     Our common stock is listed on the New York Stock Exchange under the symbol “WCC.” As of February 28, 2005, there were 46,720,627 shares of common stock outstanding held by approximately 42 holders of record. We have not paid dividends on the common stock, and do not presently plan to pay dividends in the foreseeable future. It is currently expected that earnings will be retained and reinvested to support either business growth or debt reduction. In addition, our revolving credit facility and our indenture restrict our ability to pay dividends. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” The following table sets forth the high and low sales prices of the shares of common stock for the periods indicated.

	Sales Prices
Quarter	High	Low
2003
First	$5.73	$3.32
Second	6.45	3.40
Third	7.30	4.96
Fourth	9.50	5.20

2004
First	$16.20	$8.87
Second	18.75	13.20
Third	25.75	16.00
Fourth	30.14	20.50

     In December 2004, we completed a public offering of 4.0 million shares of our common stock. Certain selling stockholders offered an additional 7.1 million shares of common stock. Our net proceeds, which were approximately $99.6 million after deducting the underwriting discounts and offering expenses, were designated to be used to repurchase a portion of our senior subordinated notes in the first quarter of 2005.

     Our board of directors authorized a $25 million share repurchase program with respect to our common stock which expired in May 2003. Under previous share repurchase programs, we purchased in prior years approximately 3.9 million shares of our common stock at an aggregate purchase price of approximately $32.8 million. No shares were repurchased pursuant to the share repurchase program during 2004.

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

Item 6. Selected Financial Data.

	Year Ended December 31,
	2004	2003	2002	2001	2000

	(Dollars in millions, except share data)
Income Statement Data:
Net sales	$3,741.3	$3,286.8	$3,325.8	$3,658.0	$3,881.1
Gross profit (1)	712.1	610.1	590.8	643.5	684.1
Selling, general and administrative expenses	544.5	501.5	494.4	517.2	524.3
Depreciation and amortization (2)	18.1	22.5	19.8	31.0	25.0
Restructuring charge (3)	—	—	—	—	9.4

Income from operations	149.5	86.1	76.6	95.3	125.4
Interest expense, net	40.8	42.3	43.0	45.1	43.8
Loss on debt extinguishment (4)	2.6	0.2	1.1	—	—
Other expenses	6.6	4.5	6.6	16.9	24.9

Income before income taxes	99.5	39.1	25.9	33.3	56.7
Provision for income taxes(5)	34.6	9.1	2.8	13.1	23.3

Net income	$64.9	$30.0	$23.1	$20.2	$33.4

Earnings per common share
Basic	$1.55	$0.67	$0.51	$0.45	$0.74
Diluted	$1.47	$0.65	$0.49	$0.43	$0.70
Weighted average common shares outstanding
Basic	41,838,034	44,631,459	45,033,964	44,862,087	45,326,475
Diluted	44,109,153	46,349,082	46,820,093	46,901,673	47,746,607

Other Financial Data:
Capital expenditures	$12.1	$8.4	$9.3	$13.8	$21.6
Net cash provided by operating activities	21.9	35.8	20.3	161.3	46.9
Net cash used by investing activities	(46.3)	(9.2)	(23.1)	(69.2)	(60.7)
Net cash provided (used) by financing activities	30.7	(22.3)	(49.9)	(38.0)	26.0

Balance Sheet Data:
Total assets	$1,356.9	$1,161.2	$1,019.5	$1,170.8	$1,173.1
Total long-term debt (including current portion)	417.6	422.2	418.0	452.0	483.3
Long-term obligations(6)	2.0	53.0	—	—	—
Stockholders’ equity	353.6	167.7	169.3	144.7	125.0

(1)	Excludes depreciation and amortization.

(2)	Effective for 2002, WESCO adopted SFAS No. 142, Goodwill and Other Intangible Assets, as described in Note 3 to the consolidated financial statements.

(3)	Represents a restructuring charge taken in the fourth quarter of 2000. Cash expenses included in the total amount to $1.4 million.

(4)	Represents a charge, relating to the write-off of unamortized debt issuance and other costs associated with the early extinguishment of debt.

(5)	Benefits of $2.6 million and $5.3 million in 2003 and 2002, respectively, from the resolution of prior year tax contingencies resulted in an unusually low provision for income taxes.

(6)	Includes amounts due under earnout agreements for past acquisitions.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

Company Overview

     During 2004, we saw favorable market conditions that reflected improved activity levels in our major end markets, though capital spending in the manufacturing and construction markets we serve still remained below the higher levels experienced in 1999 and 2000. Our financial results in 2004 reflect sales growth along with the positive impact from our margin and cost improvement initiatives, which together contributed to improved financial results. Sales increased 13.8% over the same period last year and our gross margin percentage was 19.0% compared to 18.6% in the prior year. Operating income increased by 73.7% to $149.4 million primarily from a 40 basis point improvement in gross margins and lower depreciation expense. The combination of all of these factors led to earnings of $1.47 per diluted share in 2004, an improvement of $0.82 per diluted share versus 2003.

     Our sales can be categorized as stock, direct ship and special order. Stock orders are filled directly from existing inventory and generally represent approximately 45% of total sales. Approximately 40% of our total sales are direct ship sales. Direct ship sales are typically custom-built products, large orders or products that are too bulky to be easily handled and, as a result, are shipped directly to the customer from the supplier. Special orders are for products that are not ordinarily stocked in inventory and are ordered based on a customer’s specific request. Special orders represent the remainder of total sales. Our margins between the sales price and net inventory cost on stock and special order sales are approximately 65% higher than those on direct ship sales. Although direct ship gross margins are lower, operating profit margins are generally comparable, since the product handling and fulfillment costs associated with direct shipments are much lower.

     We have historically financed our working capital needs, capital expenditures, acquisitions and new branch openings through internally generated cash flow, borrowings under our credit facilities and funding through our accounts receivable securitization program. During the initial phase of an acquisition or new branch opening, we typically incur expenses related to installing or converting information systems, training employees and other initial operating activities. With some acquisitions, we may incur expenses in connection with the closure of any of our own redundant branches. Historically, the costs associated with opening new branches, and closing branches in connection with certain acquisitions, have not been material. We have accounted for our acquisitions under the purchase method of accounting.

Cash Flow

     We generated $21.9 million in operating cash flow during 2004. Included in this amount was a $17.0 million cash outflow from a reduction in an accounts receivable securitization program (the “Receivables Facility”), whereby we sell, on a continuous basis, an undivided interest in all domestic accounts receivable to WESCO Receivables Corp., a wholly owned, special purpose entity (“SPE”). In December 2004, we completed a public offering of 4.0 million shares of our common stock. Certain selling stockholders offered an additional 7.1 million shares of common stock. Our net proceeds were approximately $99.9 million after deducting the underwriting discounts and offering expenses, exclusive of $0.3 million related to the expenses of the secondary offering that are included in cash flow from operating activities, and were used to repurchase a portion of our senior subordinated notes in the first quarter of 2005. During 2004, we repurchased $55.3 million in aggregate principal amount of senior subordinated notes at a net loss of $2.6 million, paid $30.0 million pursuant to the terms of the Bruckner purchase agreement and made a payment of $20.1 million to certain employees for the net equity value of stock options originally granted in 1994 and 1995.

Financing Availability

     As of year-end, we had approximately $257 million in total available borrowing capacity under our financing facilities, including $85 million under our Receivables Facility and $172 million under our revolving credit facility, with no significant debt maturities until 2008. On March 1, 2005, we redeemed $123.7 million in aggregate principal amount of our senior subordinated notes. We funded the redemption by drawing against the Receivables Facility and our revolving credit facility, thereby reducing our total borrowing capacity by approximately $124 million.

Outlook

     Management believes that if the overall economic recovery forecasted for 2005 occurs, it will translate into improved product demand and solid sales growth. Focus on margin expansion and cost containment should continue to drive improved operating performance in 2005. Our operating cash flow will be utilized to fund any required working capital additions, capital expenditures and, to the extent available to continue our deleveraging efforts, as well as to fund earnout payments related to the Bruckner acquisition.

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

     Gross Profit

     Our calculation of gross profit is net sales less cost of goods sold. Cost of goods sold include our cost of the products sold and excludes cost for selling, general and administrative expenses and depreciation and amortization which are reported separately in the statement of income.

     Allowance for Doubtful Accounts

     We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We have a systematic procedure using estimates based on historical data and reasonable assumptions of collectibility made at the local branch level and on a consolidated corporate basis to calculate the allowance for doubtful accounts.

     Excess and Obsolete Inventory

     We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. A systematic procedure is used to determine excess and obsolete inventory by employing historical data and reasonable assumptions for the percentage of excess and obsolete inventory on a consolidated basis.

     Supplier Rebates

     We receive rebates from certain suppliers based on contractual arrangements with them. Since there is a lag between actual purchases and the rebates received from the suppliers, we must estimate the approximate amount of rebates available at a specific date.

     Goodwill

     As described in the notes to the consolidated financial statements, we test goodwill for impairment annually or more frequently when events or circumstances occur indicating goodwill might be impaired. This process involves estimating fair value using discounted cash flow analyses. Considerable management judgment is necessary to estimate discounted future cash flows. Assumptions used for these estimated cash flows were based on a combination of historical results and current internal forecasts. Two primary assumptions were an average long-term revenue growth rate of 4% and an average discount rate of 8%. We cannot predict certain events that could adversely affect the reported value of goodwill, which totaled $401.6 million at December 31, 2004 and $398.7 million at December 31, 2003.

     Insurance Programs

     We use commercial insurance for auto, workers’ compensation, casualty and health claims as a risk reduction strategy to minimize catastrophic losses. Our strategy involves large deductibles where we must pay all costs up to the deductible amount. We estimate our reserve based on historical incident rates and costs.

     Income Taxes

     We record our deferred tax assets at amounts that are expected to be realized. We evaluate future taxable income and potential tax planning strategies in assessing the potential need for a valuation allowance. Should we determine that we would not be able to realize all or part of our deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. We review tax issues and positions taken on tax returns and determine the need and amount of contingency reserves necessary to cover any probable audit adjustments.

     Accounts Receivable Securitization Program

     We maintain an accounts receivable securitization program whereby an SPE sells, without recourse to a third-party conduit, all the eligible receivables while maintaining a subordinated interest, in the form of overcollateralization, in a portion of the receivables.

     We account for the Receivables Facility in accordance with Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. At the time the receivables are sold, the balances are removed from the balance sheet. The Receivables Facility represents “off-balance sheet financing,” since the conduit’s ownership interest in the accounts receivable of the SPE results in the removal of accounts receivable from our consolidated balance sheets, rather than resulting in the addition of a liability to the conduit.

     We believe that the terms of the agreements governing this facility qualify our trade receivable sales transactions for “sale treatment” under generally accepted accounting principles, which requires us to remove the accounts receivable from our consolidated balance sheets. Absent this “sale treatment,” our consolidated balance sheet would reflect additional accounts receivable and debt. Our consolidated statements of income would not be impacted, except that other expenses would be classified as interest expense.

Results of Operations

     The following table sets forth the percentage relationship to net sales of certain items in our Consolidated Statements of Income for the periods presented.

	Year Ended December 31
	2004	2003	2002
Net sales	100.0%	100.0%	100.0%
Gross profit	19.0	18.6	17.8
Selling, general and administrative expenses	14.6	15.3	14.9
Depreciation and amortization	0.5	0.7	0.6

Income from operations	3.9	2.6	2.3
Interest expense	1.1	1.3	1.3
Loss on debt extinguishment	—	—	—
Other expenses	0.2	0.1	0.2

Income before income taxes	2.6	1.2	0.8
Provision for income taxes	0.9	0.3	0.1

Net income	1.7%	0.9%	0.7%

     2004 Compared to 2003

     Net Sales. Net sales for 2004 increased by approximately $454 million, or 13.8%, compared with the prior year. Approximately 11% of the increase in sales was attributable to stronger demand resulting from favorable economic activity and market share gain. The remaining increase was split between approximately 2% from improved pricing on commodity products and approximately 1% from the strength of the Canadian dollar.

     Gross Profit. Gross profit in 2004 increased to $712.1 million from $610.1 million as the gross profit percentage improved by 40 basis points to 19.0% primarily from improved performance with supplier volume rebate programs and increased sales from stock and special order sales that have higher margins than direct ship sales.

     Selling, General and Administrative Expenses (“SG&A”). SG&A expenses include costs associated with personnel, shipping and handling, travel and entertainment, advertising, utilities and bad debts. SG&A expenses increased by $43.1 million, or 8.6%, to $544.5 million. Total payroll expense increased approximately $40.9 million over last year principally from increased variable incentive compensation costs of $19.7 million, increased healthcare and benefits costs of $10.1 million and expense related to equity awards which increased by $2.3 million compared to 2003. Bad debt expense decreased to $5.8 million for 2004 compared to $10.2 million for 2003 primarily due to efficient collection efforts and an improved economic environment. Shipping and handling expense included in SG&A was $36.6 million in 2004 compared with $36.2 million in 2003. As a percentage of net sales, SG&A expenses decreased to 14.6% compared with 15.3% in 2003 reflecting LEAN initiatives and the leverage of higher sales volume.

     Depreciation and Amortization. Depreciation and amortization decreased $4.4 million to $18.1 million in 2004 versus $22.6 million in 2003. Amortization decreased by $1.6 million due to less amortization associated with a non-compete agreement that was fully amortized in 2003. Amortization of capitalized software decreased $1.1 million as assets became fully amortized. Depreciation decreased $1.1 million principally due to less depreciation expense on computer hardware as the applicable assets became fully depreciated.

     Income from Operations. Income from operations increased $63.4 million to $149.4 million in 2004, compared with $86.0 million in 2003. The increase in operating income was principally attributable to the increase in gross profit partially offset by the increase in SG&A expenses.

     Interest and Other Expenses. Interest expense totaled $40.8 million for 2004, a decrease of $1.5 million from 2003. The decline was primarily due to a lower average amount of indebtedness outstanding during the current period as compared to 2003 as we continued to improve our liquidity by reducing debt. Loss on debt extinguishments of $2.6 million related to losses on the repurchase of our senior subordinated notes versus $0.2 million last year. Other expenses, which reflects costs associated with the accounts receivable securitization totaled $6.6 million and $4.5 million in 2004 and 2003, respectively, as a result of an increase in the average receivable balance and higher interest rates.

     Income Taxes. Income tax expense totaled $34.6 million in 2004, an increase of $25.5 million from 2003. The effective tax rates for 2004 and 2003 were 34.7% and 23.2%, respectively. In 2004, we recapitalized our Canadian operations to reflect the proportionate debt structure of the Canadian and U.S. operations and to improve efficiency in cash flow movement of funds for business purposes. The 2003 tax provision included a benefit of $2.6 million as a result of the favorable conclusion of an IRS examination. Additionally, foreign tax credits contributed to the reduction in the effective rate during 2003.

     Net Income. Net income and diluted earnings per share totaled $64.9 million and $1.47 per share, respectively, in 2004, compared with $30.0 million and $0.65 per share, respectively, in 2003.

2003 Compared to 2002

     Net Sales. Net sales for 2003 decreased by approximately $39 million, or 1.2%, compared with the prior year. The continuing weakness in the North American economy adversely affected capital spending and industrial project activity in the major industrial and MRO markets where we participate. These results were somewhat offset by increased sales of approximately $52 million to customers served by our integrated supply and national accounts groups. In addition, sales to international customers improved principally due to the strength of the Canadian dollar.

     Gross Profit. Gross profit in 2003 increased to $610.1 million from $590.8 million as the gross profit percentage improved by 80 basis points to 18.6%. The improvement in gross profit was driven primarily by improved product billing margins which increased 50 basis points over 2002. A primary reason for the improvement was a company-wide focus on pricing, procurement and administration of supplier contracts. Improved performance with supplier volume rebate programs as well as lower inventory adjustments also contributed to the improvement in gross profit.

     Selling, General and Administrative Expenses (SG&A). expenses include costs associated with personnel, shipping and handling, travel and entertainment, advertising, utilities and bad debts. SG&A expenses increased by $7.1 million, or 1.4%, to $501.5 million. The 2003 total included $4.2 million of expenses associated with discretionary retirement related contributions made in 2003 which had not been made since 1998. Fees and expenses associated with certain legal matters increased SG&A by $3.1 million relating to a settlement agreement with regard to an employment and wages claim which was resolved in 2003. Bad debt expense was $10.2 million for 2003 compared to $9.0 million for 2002. Shipping and handling expense included in SG&A was $36.2 million in 2003 compared with $37.2 million in 2002.

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

     Income from Operations. Income from operations increased $9.5 million to $86.1 million in 2003, compared with $76.6 million in 2002. The increase in operating income was principally attributable to the increase in gross profit partially offset by the increase in SG&A expenses and depreciation and amortization.

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

Liquidity and Capital Resources

     Total assets were approximately $1.4 billion at December 31, 2004, a $195.7 million increase from December 31, 2003, which was principally attributable to an increase in accounts receivable of $116.8 million and inventory of $66.4 million. Stockholders’ equity totaled $353.6 million at December 31, 2004, compared with $167.7 million at December 31, 2003.

     The following table sets forth our outstanding indebtedness:

	December 31
	2004	2003
	(In millions)
Mortgage facility	$49.4	$50.5
Senior subordinated notes (net of original issue and purchase discount)	317.3	370.6
Bruckner note payable	50.0	—
Other	0.9	1.1

	417.6	422.2
Less current portion	(31.4)	(2.1)

	$386.2	$420.1

     The following table sets forth details of our Receivables Facility:

	December 31
	2004	2003
	(In millions)
Securitized accounts receivable	$420.0	$330.0
Subordinated retained interest	(212.0)	(105.0)

Net accounts receivable removed from balance sheet	$208.0	$225.0

     Our liquidity needs arise from seasonal working capital requirements, capital expenditures, acquisitions and debt service obligations. In addition, certain of our acquisition agreements contain earnout provisions based principally on future earnings targets. The most significant of these agreements relates to the acquisition of Bruckner Supply Company (“Bruckner”), the terms of which provide for additional contingent consideration to be paid based on achieving earnings targets of earnings before interest, taxes, depreciation and amortization of Bruckner. The amount of earnout proceeds earned that is payable in any single year subsequent to achieving the earnings target is capped under this agreement at $30 million per year. During 2004, we paid $30 million pursuant to this agreement. The remaining $50 million due under the agreement was converted into a note payable ($30 million due in June 2005, classified as current, and $20 million due in June 2006, classified as long-term debt) and pays interest at 10%. No additional amounts can be earned under this agreement.

     Certain other acquisitions also contain contingent consideration provisions, only one of which could require a significant payment. Management estimates this payment could range up to $17 million and would be made in multiple payments between 2005 and 2008. A prepayment of $3.0 million was paid in the fourth quarter of 2004 related to this acquisition.

     In 2005, we anticipate capital expenditures to increase by approximately $2.0 million from 2004 capital expenditures of approximately $12.1 million, with the majority of the spending to occur in our information technology area.

     The required annual principal repayments for all indebtedness for the next five years and thereafter, as of December 31, 2004(:

(in thousands)
2005	$31,413
2006	21,469
2007	1,548
2008	325,127
2009	1,525
Thereafter	42,683

Mortgage Financing Facility

     In February 2003, we finalized a mortgage financing facility of $51 million. Total borrowings under the mortgage financing are subject to a 22-year amortization schedule with a balloon payment due at the end of the 10-year term. Proceeds from the borrowings were used primarily to reduce outstanding borrowings under our revolving credit facility.

Revolving Credit Facility

     In March 2002, we entered into a $290 million revolving credit agreement which is collateralized by substantially all of our inventory and also by the accounts receivable of WESCO Canada. During 2003, we executed an amendment reducing the size of this revolving credit facility to $200 million. We recorded a $0.8 million non-cash charge associated with the write-off of deferred financing fees related to this reduction. Availability under the facility, which matures in 2007, is limited to the amount of U.S. and Canadian eligible inventory and Canadian receivables applied against certain advance rates. Borrowings under the facility were used to retire a previous revolving credit facility. Interest on this facility is at LIBOR plus a margin that ranges from 2.0% to 2.75% depending upon the amount of excess availability under the facility. As long as the average daily excess availability for both the preceding and projected succeeding 90-day period is greater than $50 million, then we would be permitted to make acquisitions and repurchase outstanding public stock and bonds, and no financial covenants will apply.

     The above permitted transactions would also be allowed if such excess availability is between $25 million and $50 million and our fixed charge coverage ratio, as defined by the agreement, is at least 1.25 to 1.0 after taking into consideration the permitted transaction. Additionally, if excess availability under the agreement is less than $50 million, then we must maintain a fixed charge coverage ratio of 1.1 to 1.0. At December 31, 2004, the interest rate was 4.2%. At December 31, 2004, there were no borrowings outstanding under the facility and we had approximately $172 million available for borrowing under the facility compared to approximately $161 million available at December 31, 2003.

Senior Notes

     At December 31, 2004, we have $323.5 million in aggregate outstanding principal amount of 9.125% senior subordinated notes due 2008. The notes were issued with an average issue price of 98% of par. During 2004, we repurchased $55.3 million in aggregate principal amount of senior subordinated notes at a net loss of $2.6 million. During 2003, we repurchased $21.2 million in aggregate principal amount of senior subordinated notes at a net gain of $0.6 million.

     On March 1, 2005, we redeemed $123.7 million in aggregate principal amount of senior subordinated notes at a net loss of $6.3 million. The loss is due to the payment of a call premium and the write-off of the unamortized original issue discount and debt issue costs.

Interest Rate Swap Agreements

     In September 2003, we entered into a $50 million interest rate swap agreement, and in December 2003, we entered into two additional $25 million interest rate swap agreements. These agreements have terms expiring concurrently with the maturity of our 9.125% senior subordinated notes and were entered into with the intent of converting $100 million of the senior subordinated notes from a fixed to a floating rate. Pursuant to these agreements, we receive semi-annual fixed interest payments at the rate of 9.125% commencing December 1, 2003 and make semi-annual variable interest rate payments at six-month LIBOR rates plus a premium in arrears. The LIBOR rates in the agreements reset every six months, and at December 31, 2004, the rates ranged from 7.4% to 7.6%. In 2004, the agreements had the effect of reducing the interest cost on $100 million of the senior notes from 9.125% to 7.2%. The agreements can be terminated by the counterparty in accordance with a redemption schedule that is consistent with the redemption schedule for the senior subordinated notes.

     We enter into interest rate swap agreements as a means to hedge our interest rate exposure and maintain certain amounts of variable rate and fixed rate debt. Net amounts to be received or paid under the swap agreements are reflected as adjustments to interest expense.

Bruckner Note Payable

     In 2004, we paid $30 million pursuant to the Bruckner purchase agreement and converted the remaining amount due into a $50 million note payable ($30 million due in June 2005, classified as current debt, and $20 million, due in June 2006, classified as long-term debt) with interest at 10%.

Covenant Compliance

     We were in compliance with all relevant covenants contained in our debt agreements as of December 31, 2004.

Off-Balance Sheet Arrangements

Accounts Receivable Securitization Program

     In September 2003, we entered into a $300 million Receivables Facility agreement with four financial institutions. The facility was amended and increased to $325 million in August 2004. The current facility provides for a $190 million purchase commitment with a term of 364 days, expiring August 30, 2005, and a $135 million purchase commitment with a term of three years or August 27, 2007. Presently, we expect the $190 million portion of the facility to be renewed in August 2005. Under the Receivables Facility, WESCO sells, on a continuous basis, to an undivided interest in all domestic accounts receivable WESCO Receivables Corp., a wholly owned SPE. The SPE sells, without recourse to a third-party conduit, all the eligible receivables while maintaining a subordinated interest, in the form of overcollateralization, in a portion of the receivables. We have agreed to continue servicing the sold receivables for the financial institution at market rates; accordingly, no servicing asset or liability has been recorded. As of December 31, 2004, $208 million in funding was outstanding under the Receivables Facility. See Note 5 to the consolidated financial statements.

     As of December 31, 2004 and 2003, securitized accounts receivable totaled approximately $420 million and $330 million, respectively, of which the subordinated retained interest was approximately $212 million and $105 million, respectively. Accordingly, approximately $208 million and $225 million of accounts receivable balances were removed from the consolidated balance sheets at December 31, 2004 and 2003, respectively. WESCO reduced its Receivables Facility by $17.0 million in 2004 and by $68.0 million in 2003. Costs associated with the Receivables Facility totaled $6.6 million, $4.5 million and $6.6 million in 2004, 2003 and 2002, respectively. These amounts are recorded as other expenses in the consolidated statements of income and are primarily related to the discount and loss on the sale of accounts receivables, partially offset by related servicing revenue.

Cash Flow

     An analysis of cash flows for 2004 and 2003 follows:

     Operating Activities. Cash provided by operating activities totaled $21.9 million for the year ended December 31, 2004, compared to $35.8 million a year ago. Cash provided by operations in 2004 and 2003 included net outflows of $17.0 million and $68.0 million, respectively, associated with changes related to our Receivables Facility. In 2004, cash generated by net income of $64.9 million plus adjustments for non-cash items totaling $27.6 million along with cash inflows of $85.6 million in accounts payable, $12.7 million of prepaid expenses and other current assets and $16.4 million of accrued payroll and benefit costs were offset by cash outflows of $107.8 million for trade and other receivables, $63.8 million of inventories and the $17.0 million related to the change in our Receivables Facility. The changes in accounts payable, trade and other receivables and inventories resulted primarily from the increase in business activity during 2004. The cash inflow from prepaid expenses and other current assets resulted from the collection of an income tax receivable. The cash inflow from accrued payroll and benefit costs resulted from the increase in accruals for compensation and benefit programs. In 2003, cash generated by net income of $30.0 million plus adjustments for non-cash items totaling $30.1 million along with cash inflows for reductions in inventory of $25.2 million and increases in accounts payable and other liabilities of $22.8 million were partially offset by the previously mentioned $68 million reduction in our Receivables Facility.

     Investing Activities. Net cash used by investing activities was $46.3 million in 2004, compared to $9.2 million in 2003. Net cash used by investing activities was comprised of $34.1 million in acquisition payments, primarily for the Bruckner purchase agreement, and $12.1 million in capital expenditures. Capital expenditures were $12.1 million in 2004 and $8.4 million in 2003, and were primarily for computer equipment and software and branch and distribution center facility improvements.

     Financing Activities. Cash provided by financing activities in 2004 was $30.7 million primarily from net proceeds related to our stock offering of $99.9 million and proceeds from the exercise of stock options of $8.4 million offset by net debt repayments of $57.4 million and cash payments made to certain employees for the redemption of stock options of $20.1 million. During December 2003, in a privately negotiated transaction with 19 employees, WESCO redeemed the net equity value of stock options originally granted in 1994 and 1995, representing approximately 2.9 million shares. The options held by the employees had a weighted average price of $1.75. The options were redeemed at a price of $8.63 per share. The cash payment of $20.1 million was made in January 2004. Cash used by financing activities in 2003 was $22.3 million primarily due to a $27.3 million payment relating to the repurchase of our Class B common stock from an institutional holder. Additionally, $21.2 million of outflows related to the repurchase of senior notes and a net $10.0 million was used to pay down the 2002 revolving credit facility. Offsetting these payments were net proceeds from debt attributable to borrowing $38.1 million from the mortgage financing facility.

Contractual Cash Obligations and Other Commercial Commitments

     The following summarizes our contractual obligations, including interest, at December 31, 2004, and the effect such obligations are expected to have on liquidity and cash flow in future periods.

	(In millions)
		2006 to	2008 to
	2005	2007	2009	After 2009	Total
Contractual cash obligations (including interest):
Mortgage facility	$4.4	$8.8	$8.8	$51.8	$73.8
Senior subordinated notes	29.5	59.0	333.3	—	421.8
Bruckner note	35.0	22.0	—	—	57.0
Acquisition earnout agreements	1.0	2.0	—	—	3.0
Non-cancelable operating and capital leases	25.2	36.4	17.7	11.8	91.1
Other long-term obligations	—	—	—	—	—

Total contractual cash obligations	$95.1	$128.2	$359.8	$63.6	$646.7

	(In millions)
		2006 to	2008 to
	2005	2007	2009	After 2009	Total
Other commercial commitments:
Standby letters of credit	$24.9	$—	$—	$—	$24.9

     Purchase orders for inventory requirements and service contracts are not included in the table above. Generally, our purchase orders and contracts contain clauses allowing for cancellation. We do not have significant agreements to purchase material or goods that would specify minimum order quantities.

     Management believes that cash generated from operations, together with amounts available under the credit facility and the Receivables Facility, will be sufficient to meet our working capital, capital expenditures (estimated to be $14.0 million in 2005) and other cash requirements for the foreseeable future. There can be no assurance, however, that this will be or will continue to be the case.

Inflation

     The rate of inflation, as measured by changes in the consumer price index, did not have a material effect on our sales or operating results during the periods presented. However, inflation in the future could affect our operating costs. Overall, price changes from suppliers have historically been consistent with inflation and have not had a material impact on the results of operations. However, as discussed in the results of operation, we did experience a significant rise in the price of certain commodity products. We were able to pass through a majority of the increase to customers in 2004.

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

Impact of Recently Issued Accounting Standards

     In January 2003, the FASB issued Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities. This interpretation requires unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risk and rewards of ownership among their owners and other parties involved. This interpretation, as amended, is effective for all entities subject to this interpretation no later than the end of the first period that ends after March 15, 2004. The adoption of this interpretation did not have an impact on our consolidated financial statements.

     In September 2004, the FASB issued EITF Issue No. 04-10 Applying Paragraph 19 of FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, in Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds. EITF Issue No. 04-10 establishes evaluation criteria for an enterprise to use when determining whether operating segments that do not meet the quantitative thresholds can still be aggregated in accordance with paragraph 19 of SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. We have evaluated EITF Issue No. 04-10 and have determined that it has no impact on our consolidated financial statements.

     In December 2004, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 123R, Share- Based Payment. This statement is a revision of SFAS Statement No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R addresses all forms of share based payment (“SBP”) awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS No.123R, SBP awards result in a cost that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest and will be reflected as compensation expense in the financial statements. In addition, this statement will apply to unvested options granted prior to the effective date. This new standard is effective in interim and annual reporting periods that begin after June 15, 2005. WESCO is currently evaluating the effect that implementation of the new standard will have on its financial position, results of operations, and cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risks.

Foreign Currency Risks

     Approximately 90% of our sales are denominated in U. S. dollars and are primarily from customers in the United States. As a result, currency fluctuations are currently not material to our operating results. We do have foreign subsidiaries located in North America, Europe and Asia and may establish additional foreign subsidiaries in the future. Accordingly, we may derive a more significant portion of our sales from international operations, and a portion of these sales may be denominated in foreign currencies. As a result, our future operating results could become subject to fluctuations in the exchange rates of those currencies in relation to the U.S. dollar. Furthermore, to the extent that we engage in international sales denominated in U.S. dollars, an increase in the value of the U. S. dollar relative to foreign currencies could make our products less competitive in international markets. We have and will continue to monitor our exposure to currency fluctuations.

Interest Rate Risks

     Our outstanding indebtedness as of December 31, 2004 is comprised of $417.6 million of fixed rate borrowings.

     In September 2003, we entered into a $50 million interest rate swap agreement, and in December 2003, we entered into two additional $25 million interest rate swap agreements. At December 31, 2004, the net fair value of outstanding interest rate derivatives designated as fair value hedges was a liability of $0.5 million. At December 31, 2003, the net fair value of outstanding interest rate derivatives designated as fair value hedges was an asset of $0.1 million These interest rate swap agreements combined to reduce interest expense by approximately $1.9 million in 2004 and $2.6 million in 2003. Our weighted average interest rate was 7.5% on the notional amount of $100 million as of December 31, 2004. The agreements can be terminated under certain conditions. There is no assurance we could find comparable interest rate swap agreements to continue to reduce interest expense at current levels.

     As a result of $100 million in fixed-to-floating interest rate swaps, a hypothetical 10% change in interest rates based on these variable rate borrowing levels would result in a $0.8 million increase or decrease in annual interest expense.

Item 8. Financial Statements and Supplementary Data.

     The information required by this item is set forth in our Consolidated Financial Statements contained in this Annual Report on Form 10-K. Specific financial statements can be found at the pages listed below:

WESCO International, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of WESCO International, Inc.:

We have completed an integrated audit of WESCO International, Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) (1) present fairly, in all material respects, the financial position of WESCO International, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A., that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
March 4, 2005

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31
	2004	2003
	(Dollars in thousands,
	except share data)
Assets
Current Assets:
Cash and cash equivalents	$34,523	$27,495
Trade accounts receivable, net of allowance for doubtful accounts of $12,481 and $11,422 in 2004 and 2003, respectively (Note 4)	383,364	266,589
Other accounts receivable	30,237	18,223
Inventories, net	387,339	320,975
Current deferred income taxes (Note 10)	3,920	—
Income taxes receivable	6,082	13,628
Prepaid expenses and other current assets	9,451	9,378

Total current assets	854,916	656,288
Property, buildings and equipment, net (Note 7)	94,742	98,937
Goodwill (Note 3)	401,610	398,673
Other assets	5,587	7,307

Total assets	$1,356,855	$1,161,205

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$455,821	$366,380
Accrued payroll and benefit costs (Notes 12 and 13)	43,350	47,110
Current portion of long-term debt (Note 8)	31,413	2,120
Current deferred income taxes (Note 10)	—	2,379
Deferred acquisition payable (Note 5)	1,014	31,303
Other current liabilities	32,647	30,418

Total current liabilities	564,245	479,710
Long-term debt (Note 8)	386,173	420,042
Long-term deferred acquisition payable (Note 5)	2,026	53,040
Other noncurrent liabilities	7,904	6,574
Deferred income taxes (Note 10)	42,954	34,151

Total liabilities	1,003,302	993,517

Commitments and contingencies (Note 14)

Stockholders’ Equity (Note 9) :
Preferred stock, $.01 par value; 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 210,000,000 shares authorized, 50,483,970 and 44,999,794 shares issued in 2004 and 2003, respectively	505	450
Class B nonvoting convertible common stock, $.01 par value; 20,000,000 shares authorized, 4,339,431 shares issued in 2004 and 2003; no shares outstanding in 2004	43	43
Additional capital	676,465	559,651
Retained earnings (deficit)	(271,858)	(336,790)
Treasury stock, at cost; 8,407,790 and 8,400,499 shares in 2004 and 2003, respectively	(61,449)	(61,370)
Accumulated other comprehensive income	9,847	5,704

Total stockholders’ equity	353,553	167,688

Total liabilities and stockholders’ equity	$1,356,855	$1,161,205

The accompanying notes are an integral part of the consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31
	2004	2003	2002
	(In thousands, except share data)
Net sales	$3,741,253	$3,286,766	$3,325,780
Cost of goods sold (excluding depreciation and amortization below)	3,029,132	2,676,701	2,735,006

Gross profit	712,121	610,065	590,774

Selling, general and administrative expenses	544,532	501,462	494,382
Depreciation and amortization	18,143	22,558	19,767

Income from operations	149,446	86,045	76,625

Interest expense, net	40,791	42,317	42,985
Loss on debt extinguishment, net (Note 8)	2,577	180	1,073
Other expenses (Note 4)	6,580	4,457	6,597

Income before income taxes	99,498	39,091	25,970

Provision for income taxes (Note 10)	34,566	9,085	2,847

Net income	$64,932	$30,006	$23,123

Earnings per share (Note 11)
Basic	$1.55	$0.67	$0.51

Diluted	$1.47	$0.65	$0.49

The accompanying notes are an integral part of the consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Accumulated
			Class B		Retained		Other
	Comprehensive	Common	Common	Additional	Earnings	Treasury	Comprehensive
	Income	Stock	Stock	Capital	(Deficit)	Stock	Income (Loss)
				(In thousands)

Balance, December 31, 2001		$443	$46	$569,997	$(389,919)	$(33,852)	$(2,064)
Exercise of stock options, including tax benefit of $319		2		926		(73)
Treasury stock issuance						84
Net income	$23,123				23,123
Translation adjustment	575						575

Comprehensive income	$23,698

Balance, December 31, 2002		445	46	570,923	(366,796)	(33,841)	(1,489)
Exercise of stock options, including tax benefit of $408		2		937		(234)
Stock-based compensation expense				605
Redemption of stock options, including tax benefit				(12,814)
Repurchase of Class B common stock						(27,295)
Conversion of Class B common stock		3	(3)
Net income	$30,006				30,006
Translation adjustment	7,193						7,193

Comprehensive income	$37,199

Balance, December 31, 2003		450	43	559,651	(336,790)	(61,370)	5,704
Exercise of stock options, including tax benefit of $5,386		15		13,999		(79)
Stock- based compensation expense				2,923
Issuance of common stock, net of capitalized issuance costs		40		99,892

Net income	$64,932				64,932
Translation adjustment	4,143						4,143

Comprehensive income	$69,075

Balance, December 31, 2004		$505	$43	$676,465	$(271,858)	$(61,449)	$9,847

The accompanying notes are an integral part of the consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2004	2003	2002
	(In thousands)
Operating Activities:
Net income	$64,932	$30,006	$23,123
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on debt extinguishment, net	754	180	1,073
Depreciation and amortization	18,143	22,558	19,767
Accretion and amortizaton of original issue discounts and purchase discounts, respectively	2,714	2,898	2,972
Amortization of gain on interest rate swap	(912)	(533)	—
Stock option expense	2,923	605	—
Amortization of debt issuance costs	1,426	1,248	945
Loss (gain) on sale of property, buildings and equipment	86	(513)	(43)
Deferred income taxes	2,504	3,647	13,918
Changes in assets and liabilities:
Change in receivables facility	(17,000)	(68,000)	(37,000)
Trade and other receivables	(107,786)	(5,699)	79,488
Inventories	(63,767)	25,238	41,463
Prepaid expenses and other current assets	12,703	1,347	(2,935)
Other assets	—	—	2,623
Accounts payable	85,551	12,405	(122,999)
Accrued payroll and benefit costs	16,384	6,706	3,256
Other current and noncurrent liabilities	3,289	3,665	(5,306)

Net cash provided by operating activities	21,944	35,758	20,345
Investing Activities :
Capital expenditures	(12,149)	(8,379)	(9,349)
Proceeds from the sale of property, buildings and equipment	—	1,177	755
Acquisitions	(34,114)	(2,028)	(14,466)

Net cash used by investing activities	(46,263)	(9,230)	(23,060)
Financing Activities:
Proceeds from issuance of long-term debt	357,600	169,180	552,436
Repayments of long-term debt	(415,005)	(166,811)	(597,710)
Proceeds from issuance of common stock	105,000	—	—
Equity issuance costs	(5,068)	—	—
Redemption of stock options	(20,144)	—	—
Proceeds from interest rate swap	—	4,563	—
Debt issuance costs	(112)	(2,389)	(5,201)
Proceeds from exercise of options	8,422	438	620
Repurchase of Class B common stock	—	(27,295)	—

Net cash provided (used) by financing activities	30,693	(22,314)	(49,855)

Effect of exchange rate changes on cash and cash equivalents	654	711	83

Net change in cash and cash equivalents	7,028	4,925	(52,487)
Cash and cash equivalents at the beginning of period	27,495	22,570	75,057

Cash and cash equivalents at the end of period	$34,523	$27,495	$22,570

Supplemental disclosures:
Cash paid for interest	$36,539	$38,814	$38,885
Cash paid (refund) for taxes	18,271	2,544	(9,061)
Non-cash financing activities:
Redemption of stock options	—	20,144	—
Conversion of acquisition payable to note payable	50,000	—	—
Decrease (increase) in fair value of outstanding interest rate swaps	583	(135)	(8,310)

The accompanying notes are an integral part of the consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

     WESCO International, Inc. and its subsidiaries (collectively, “WESCO”), headquartered in Pittsburgh, Pennsylvania, is a full-line distributor of electrical supplies and equipment and is a provider of integrated supply procurement services. WESCO currently operates approximately 350 branch locations and five distribution centers in the United States, Canada, Mexico, Puerto Rico, Guam, the United Kingdom, Nigeria, United Arab Emirates and Singapore.

     On June 5, 1998, WESCO repurchased and retired all of the common stock of WESCO principally held by non-management shareholders for net consideration of approximately $653.5 million. In addition, WESCO repaid approximately $379.1 million of then outstanding indebtedness, and sold 29,604,351 shares of common stock to an investor group led by affiliates of the Cypress Group LLC (“Cypress”) representing approximately 88.7% of WESCO at that time for an aggregate cash consideration of $318.1 million. Existing management retained approximately an 11.3% interest in WESCO immediately following the transaction. As a result of the 11.3% retained ownership, the transaction was treated as a recapitalization for financial reporting purposes and, accordingly, the historical bases of WESCO’s assets and liabilities were not affected.

2. ACCOUNTING POLICIES

     Basis of Consolidation

     The consolidated financial statements include the accounts of WESCO International, Inc. and all of its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions WESCO may undertake in the future, actual results may ultimately differ from the estimates.

     Revenue Recognition

     Revenues are recognized when title, ownership and risk of loss pass to the customer, or services are rendered and evidence of a customer arrangement exists. In nearly all cases, this occurs at the time of shipment from our distribution point, as the terms of nearly all of WESCO’s sales are FOB shipping point. Additionally, the sales price to our customer is fixed or is determinable and we have reasonable assurance as to the collectibility of the sale in accordance with Staff Accounting Bulletin No.104.

     Gross Profit

     Our calculation of gross profit is net sales less cost of goods sold. Cost of goods sold include our cost of the products sold and excludes cost for selling, general and administrative expenses and depreciation and amortization which are reported separately in the statement of income.

     Supplier Volume Rebates

     WESCO receives rebates from certain suppliers based on contractual arrangements with such suppliers. An asset, included within other accounts receivable on the balance sheet, represents the estimated amounts due to WESCO under the rebate provisions of such contracts. The corresponding rebate income is recorded as a reduction of cost of goods sold. The appropriate level of such income is derived from the level of actual purchases made by WESCO from suppliers, in accordance with the provisions of Emerging Issues Task Force (“EITF”) Issue No. 02- 16, Accounting by a Reseller for Cash Consideration Received from a Vendor. Receivables under the supplier rebate program are within other accounts receivable and was $26.8 million at December 31, 2004 and $15.6 million at December 31, 2003. The total amount recorded as a reduction to cost of goods sold was $44.5 million, $29.3 million and $24.7 million for 2004, 2003 and 2002, respectively.

     Shipping and Handling Costs and Fees

     WESCO records the majority of costs and fees associated with transporting its products to customers as a component of selling, general and administrative expenses. These costs totaled $36.6 million, $36.2 million and $37.2 million in 2004, 2003 and 2002, respectively.

     The remaining shipping and handling costs relate to costs that are billed to our customers. These costs and the related revenue are included in net sales in the consolidated statements of operations.

     Cash Equivalents

     Cash equivalents are defined as highly liquid investments with original maturities of 90 days or less when purchased. As of December 31, 2004, cash and cash equivalents were $34.5 million, an increase of $7.0 million from December 31, 2003.

     Asset Securitization

     WESCO accounts for the securitization of accounts receivable in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. At the time the receivables are sold, the balances are removed from the balance sheet. SFAS No. 140 also requires retained interests in the transferred assets to be measured by allocating the previous carrying amount between the assets sold and retained interests based on their relative fair values at the date of transfer. WESCO estimates fair value based on the present value of expected future cash flows discounted at a rate commensurate with the risks involved.

     Allowance for Doubtful Accounts

     WESCO maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. WESCO has a systematic procedure using estimates based on historical data and reasonable assumptions of collectibility made at the local branch level and on a consolidated corporate basis to calculate the allowance for doubtful accounts. If the financial condition of WESCO’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The allowance for doubtful accounts was $12.5 million at December 31, 2004 and $11.4 million at December 31, 2003,respectively. The total amount recorded as selling, general and administrative expense related to bad debts was $5.8 million, $10.2 million and $9.0 million for 2004, 2003 and 2002, respectively.

     Inventories

     Inventories primarily consist of merchandise purchased for resale and are stated at the lower of cost or market. Cost is determined principally under the average cost method. WESCO makes provisions for obsolete or slow-moving inventories as necessary to reflect reduction in inventory value. Reserves for excess and obsolete inventories were $10.1 million and $9.8 million at December 31, 2004 and 2003, respectively. The valuation allowance for excess and obsolete inventories was $10.1 million at December 31, 2004 and $9.8 million at December 31, 2003. The total expense related to excess and obsolete inventories, included in cost of goods sold, was $5.5 million, $5.0 million and $5.5 million for 2004, 2003 and 2002, respectively.

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

     Computer software is accounted for in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Capitalized computer software costs are amortized using the straight-line method over the estimated useful life, typically two to five years, and are reported at the lower of unamortized cost or net realizable value.

     Expenditures for new facilities and improvements that extend the useful life of an asset are capitalized. Ordinary repairs and maintenance are expensed as incurred. When property is retired or otherwise disposed of, the cost and the related accumulated depreciation are removed from the accounts and any related gains or losses are recorded and reported as selling, general and administrative expenses.

     Goodwill

     Effective January 1, 2002, WESCO adopted SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill is no longer amortized, but is reduced if it is found to be impaired. Goodwill is tested for impairment annually during the fourth quarter or more frequently if events or circumstances occur indicating that goodwill might be impaired. This process involves estimating fair value using discounted cash flow analyses. Considerable management judgment is necessary to estimate discounted future cash flows. Assumptions used for these estimated cash flows were based on a combination of historical results and current internal forecasts. Two primary assumptions were an average long-term revenue growth rate of 4% and an average discount rate of 8%. We cannot predict certain events that could adversely affect the reported value of goodwill, which totaled $401.6 million at December 31, 2004 and $398.7 million at December 31, 2003.

     Insurance Programs

     We use commercial insurance for auto, workers’ compensation, casualty and health claims as a risk reduction strategy to minimize catastrophic losses. Our strategy involves large deductibles where we must pay all costs up to the deductible amount. We estimate our reserve based on historical incident rates and costs. The assumptions included in developing this accrual include the period of time from incurrence of a medical claim until the claim is paid by the insurance provider. Presently, this period is estimated to be eight weeks. The total liability related to the insurance programs was $6.7 million at December 31, 2004 and $6.9 million at December 31, 2003.

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

     Foreign Currency Translation

     The local currency is the functional currency for all of WESCO’s operations outside the United States. Assets and liabilities of these operations are translated to U.S. dollars at the exchange rate in effect at the end of each period. Income statement accounts are translated at the average exchange rate prevailing during the period. Translation adjustments arising from the use of differing exchange rates from period to period are included as a component of other comprehensive income within stockholders’ equity. Gains and losses from foreign currency transactions are included in net income for the period.

     Treasury-Stock

     Common stock purchased for treasury is recorded at cost. At the date of subsequent reissue, the treasury stock account is reduced by the cost of such stock, with cost determined on a weighted average basis.

     Stock Based Compensation

     During the year ended December 31, 2003, WESCO adopted the measurement provisions of SFAS No. 123, Accounting for Stock-Based Compensation. This change in accounting method was applied on a prospective basis in accordance with SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS No. 123. Stock options awarded prior to 2003 are accounted for under the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. WESCO recognized $2.9 million and $0.6 million of compensation expense related to equity awards in the years ended December 31, 2004 and 2003, respectively.

     The following table presents the pro forma results as if the fair-value-based method of accounting for stock-based awards had been applied to all outstanding options:

	Year Ended December 31
Dollars in thousands, except per share amounts	2004	2003	2002

Net income reported	$64,932	$30,006	$23,123
Add: Stock-based compensation expense included in reported net income, net of related tax	1,900	393	—
Deduct: Stock-based employee compensation expense determined under SFAS No. 123 for all awards, net of related tax	(2,672)	(1,876)	(2,429)

Pro forma net income	$64,160	$28,523	$20,694

Earnings per share:
Basic as reported	$1.55	$0.67	$0.51
Basic pro forma	$1.53	$0.64	$0.46
Diluted as reported	$1.47	$0.65	$0.49
Diluted pro forma	$1.45	$0.62	$0.44

     The weighted average fair value per equity award granted was $13.84, $4.00 and $4.57 for the years ended December 31, 2004, 2003 and 2002, respectively.

     For purposes of presenting pro forma results, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

	Year Ended December 31
	2004	2003	2002

Risk-free interest rate	3.9%	4.0%	3.4%
Expected life (years)	6.0	7.0	6.0
Stock price volatility	64.0%	67.0%	75.0%

     Fair Value of Financial Instruments

     For certain of WESCO’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities, the carrying values approximate fair value due to their short maturities. WESCO’s senior subordinated notes with an aggregate principal amount of $323.5 million were issued at an average discount of 2% and were trading at a premium of 3% ($334.0 million) at December 31, 2004. The Bruckner note was issued in 2004 with a principal amount of $50.0 million ($30 million payable in 2005 and $20 million payable in 2006) and carries a fixed rate of interest of 10% that approximates our estimated fair value under our senior notes.

     Interest Rate Swap Agreements

     WESCO enters into interest rate swap agreements to reduce the exposure of its debt to interest rate risk and formally documents this strategy as part of its risk management program. Interest rate swaps are used to modify the market risk exposures for a portion of WESCO’s debt to achieve LIBOR-based floating interest expense. The swap transactions generally involve the exchange of fixed-to-floating interest payment obligations and are accounted for as fair value hedges. The gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item, is recognized in earnings in the current period.

     WESCO estimates the fair value of derivatives based on quoted market prices or pricing models using current market rates, and records all derivatives on the balance sheet at fair value. At December 31, 2004, the net fair value of outstanding interest rate derivatives designated as fair value hedges was a liability of $0.5 million. At December 31, 2003, the net fair value of outstanding interest rate derivatives designated as fair value hedges was an asset of $0.1 million. Cash flows from derivative instruments are presented in a manner consistent with the underlying transaction.

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

     Recent Accounting Pronouncements

     In January 2003, the FASB issued Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities. This interpretation requires unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risk and rewards of ownership among their owners and other parties involved. This interpretation, as amended, is effective for all entities subject to this interpretation no later than the end of the first period that ends after March 15, 2004. The adoption of this interpretation did not have an impact on our consolidated financial statements.

     In September 2004, the FASB issued EITF Issue No. 04-10, Applying Paragraph 19 of FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, in Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds. EITF Issue No. 04-10 establishes evaluation criteria for an enterprise to use when determining whether operating segments that do not meet the quantitative thresholds can still be aggregated in accordance with paragraph 19 of SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. We have evaluated EITF Issue No. 04-10 and have determined that it has no impact on our consolidated financial statements.

     In December 2004, the FASB issued Statement of Financial Accounting Standard SFAS No. 123R, Share-Based Payment. This statement is a revision of SFAS Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS 123R addresses all forms of share-based payment (“SBP”) awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest and will be reflected as compensation expense in the financial statements. In addition, this statement will apply to unvested options granted prior to the effective date. This new standard is effective in interim and annual reporting periods that begin after June 15, 2005. WESCO is currently evaluating the effect that implementation of the new standard will have on its financial position, results of operations, and cash flows.

3. GOODWILL

     During the fourth quarter of 2004, WESCO completed its annual impairment review required by SFAS No. 142. Each of WESCO’s eight reporting units was tested for impairment by comparing the implied fair value of each reporting unit with its carrying value using discounted cash flow analyses. Considerable management judgment is necessary to estimate discounted future cash flows. Assumptions used for these estimated cash flows were based on a combination of historical results and current internal forecasts. No impairment losses were identified as a result of this review.

     The changes in the carrying amount of goodwill were as follows:

	Year Ended December 31
(In thousands)	2004	2003

Beginning balance January 1,	$398,673	$314,078
Additions during year	2,937	84,595

Ending balance December 31,	$401,610	$398,673

4. ACCOUNTS RECEIVABLE SECURITIZATION

     WESCO maintains an accounts receivable securitization program (“Receivables Facility”) that was amended and had its availability increased to $325 million in August 2004. The facility provides for a $190 million purchase commitment with a term of 364 days and a $135 million purchase commitment with a term of three years. Under the Receivables Facility, WESCO sells, on a continuous basis, an undivided interest in all domestic accounts receivable to WESCO Receivables Corp., a wholly owned, special purpose entity (“SPE”). The SPE sells, without recourse to a third-party conduit all the eligible receivables while maintaining a subordinated interest, in the form of overcollateralization, in a portion of the receivables. WESCO has agreed to continue servicing the sold receivables for the financial institution at market rates; accordingly, no servicing asset or liability has been recorded.

     As of December 31, 2004 and 2003, securitized accounts receivable totaled approximately $420 million and $330 million, respectively, of which the subordinated retained interest was approximately $212 million and $105 million, respectively. Accordingly, approximately $208 million and $225 million of accounts receivable balances were removed from the consolidated balance sheets at December 31, 2004 and 2003, respectively. WESCO reduced its Receivables Facility by $17.0 million in 2004 and by $68.0 million in 2003. Costs associated with the Receivables Facility totaled $6.6 million, $4.5 million and $6.6 million in 2004, 2003 and 2002, respectively. These amounts are recorded as other expenses in the consolidated statements of income and are primarily related to the discount and loss on the sale of accounts receivables, partially offset by related servicing revenue.

     The key economic assumptions used to measure the retained interest at the date of the securitization for securitizations completed in 2004 were a discount rate of 3% and an estimated life of 1.5 months. At December 31, 2004, an immediate adverse change in the discount rate or estimated life of 10% and 20% would result in a reduction in the fair value of the retained interest of approximately $0.2 million and $0.3 million, respectively. These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this example, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another.

5. ACQUISITIONS

     The following table sets forth the consideration paid for acquisitions:

	Year Ended December 31
	2004	2003	2002
	(In thousands)
Details of acquisitions:
Fair value of assets acquired (including amounts earned under acquisition agreements)	$2,811	$84,343	$2,000
Deferred acquisition payable	—	(84,343)	(2,000)
Deferred acquisition payment and note conversion	81,303	2,028	14,466
Note issued to seller	(50,000)	—	—

Cash paid for acquisitions	$34,114	$2,028	$14,466

     In 1998, WESCO acquired substantially all the assets and assumed substantially all liabilities and obligations relating to the operations of Bruckner Supply Company, Inc. (“Bruckner”). The terms of the purchase agreement provide for additional contingent consideration to be paid based on achieving certain earnings targets. The amount of earnout proceeds payable in any single year subsequent to achieving the earnings target is capped under this agreement at $30 million per year. As a result of Bruckner’s performance in 2003, WESCO recorded a liability of $80 million as of December 31, 2003 for contingent consideration relating to the Bruckner agreement. In June 2004, WESCO paid $30 million pursuant to this agreement, and the remaining $50 million, including interest at a fixed rate of 10% due under the agreement, was converted into a note payable ($30 million, due in June 2005, classified as current, and $20 million, due in June 2006, classified as long-term debt). No additional amounts can be earned under this agreement.

     Certain other acquisitions also contain contingent consideration provisions, only one of which could require a significant payment. Management estimates this payment could range up to $17 million and would be made in multiple payments between 2005 and 2008. A payment of $3.0 million (reduced for acquisition related expenses of $1.0 million) was paid in the fourth quarter of 2004 related to this acquisition.

6. CONCENTRATIONS OF CREDIT RISK AND SIGNIFICANT SUPPLIERS

     WESCO distributes its products and services and extends credit to a large number of customers in the industrial, construction, utility and manufactured structures markets. In addition, one supplier accounted for approximately 12%, 13% and 13% of WESCO’s purchases for each of the three years, 2004, 2003 and 2002, respectively.

7. PROPERTY, BUILDINGS AND EQUIPMENT

     The following table sets forth the components of property, buildings and equipment:

	December 31
	2004	2003
	(In thousands)
Buildings and leasehold improvements	$72,778	$68,488
Furniture, fixtures and equipment	94,377	87,258
Software costs	38,317	34,787

	205,472	190,533
Accumulated depreciation and amortization	(134,678)	(111,600)

	70,794	78,933
Land	19,222	18,983
Construction in progress	4,726	1,021

	$94,742	$98,937

     Depreciation expense and capitalized software amortization was $17.9 million, $20.7 million and $19.2 million in 2004, 2003 and 2002, respectively.

8. LONG-TERM DEBT

     The following table sets forth WESCO’s outstanding indebtedness:

	December 31
	2004	2003
	(In thousands)
Mortgage financing facility	49,391	50,489
Senior subordinated notes (1)	317,319	370,607
Bruckner note	50,000	—
Other	876	1,066

	417,586	422,162
Less current portion	(31,413)	(2,120)

	$386,173	$420,042

(1)	Net of original issue discount of $4,934 and $6,459 and purchase discount of $3,914 and $5,930 in 2004 and 2003, respectively, and of interest rate swaps of $(2,669) and $(4,165) in 2004 and 2003, respectively.

     Revolving Credit Facility

     In March 2002, WESCO Distribution, Inc. entered into a $290 million revolving credit agreement (“Revolving Credit Facility”) that is collateralized by substantially all inventory owned by WESCO and also by the accounts receivable of WESCO Distribution Canada, Inc. Availability under the agreement, which matures in 2007, is limited to the amount of eligible inventory and Canadian receivables applied against certain advance rates. We are permitted to borrow and repay under the facility on a daily basis. Interest on the Revolving Credit Facility is at LIBOR plus a margin that will range from 2.0% to 2.75% depending upon the amount of excess availability under the facility. As long as the average daily excess availability for both the preceding and projected succeeding 90-day period is greater than $50 million, WESCO would be permitted to make acquisitions and repurchase outstanding public stock and bonds.

     The above permitted transactions would also be allowed if such excess availability is between $25 million and $50 million and WESCO’s fixed charge coverage ratio, as defined by the agreement, is at least 1.25 to 1.0 after taking into consideration the permitted transaction. Additionally, if WESCO’s excess availability under the agreement is less than $50 million, WESCO must maintain a fixed charge coverage ratio of 1.1 to 1.0.

     During 2003, an amendment was executed that reduced the size of the Revolving Credit Facility to $200 million. WESCO recorded a $0.8 million charge associated with the write-off of deferred financing fees related to this reduction.

     At December 31, 2004 and 2003, there were no borrowings outstanding under this facility and approximately $172 million and $178 million, respectively, in availability. During 2004 and 2003 WESCO borrowed and repaid the line of credit as needed to support the financing of our operations. At December 31, 2004, the interest rate was 4.2%.

     Mortgage Financing Facility

     In February 2003, WESCO finalized a $51 million mortgage financing facility, $13 million of which was outstanding as of December 31, 2002. Borrowings under the mortgage financing are collateralized by 75 domestic properties and are subject to a 22-year amortization schedule with a balloon payment due at the end of the 10-year term. Proceeds from the borrowings were used to reduce outstanding borrowings under the Revolving Credit Facility. Interest rates on borrowings under this facility are fixed at 6.5%.

     Senior Subordinated Notes

     In June 1998 and August 2001, WESCO Distribution, Inc. completed an offering of $300 million and $100 million, respectively, in aggregate principal amount of senior subordinated notes due on June 1, 2008. The notes were issued at an average issue price of 98% of par. The net proceeds received from the notes were approximately $376 million. The net proceeds were used to repay outstanding indebtedness. The senior subordinated notes are fully and unconditionally guaranteed by WESCO International, Inc.

     During 2004 and 2003, WESCO repurchased $55.3 million and $21.2 million in aggregate principal amount of senior subordinated notes, respectively. WESCO recorded a net loss of $2.6 million in 2004 and a net gain of $0.6 million in 2003. As of December 31, 2004, WESCO had outstanding $323.5 million in aggregate principal amount of senior subordinated notes due in 2008.

     The senior subordinated notes bear interest at a stated rate of 9.125% payable semi-annually on June 1 and December 1 through June 1, 2008. The effective interest rate for the senior subordinated notes is 9.4%.

     The senior subordinated notes are redeemable at the option of WESCO Distribution, Inc., in whole or in part, at any time after June 1, 2003 at the following prices on the June anniversary:

Redemption Price
2004	103.042%
2005	101.521%
2006 and thereafter	100.000%

     The noteholders have the right to require WESCO Distribution, Inc., upon a change of control, to repurchase all or any part of the senior subordinated notes at a redemption price equal to 101% of the principal amount provided, plus accrued and unpaid interest.

     In September and October 2001, WESCO entered into four separate fixed-to-floating interest rate swap agreements, each with a notional amount of $25 million. In June 2003, these agreements were called by the issuer and as a result WESCO received a $4.6 million payment. The gain resulting from the settlement of these agreements has been deferred and is being amortized as a reduction of interest expense over the remaining life of the senior subordinated notes. During 2004 and 2003, interest expense was reduced due to amortization of the gain by $0.9 million and $0.5 million, respectively.

     In September 2003, WESCO entered into a $50 million interest rate swap agreement. In December 2003, WESCO entered into two additional $25 million interest rate swap agreements. These agreements had terms expiring concurrently with the 9.125% senior subordinated notes with the intent of converting $100 million of the senior subordinated notes to variable rates of interest. Pursuant to these agreements, WESCO receives semi-annual fixed interest payments at the rate of 9.125% and will make semi-annual variable interest payments at rates based on six-month LIBOR plus a premium in arrears. The LIBOR rates in the agreements reset every six months. These agreements can be terminated by the counter party in accordance with a redemption schedule that is consistent with the redemption schedule for the senior subordinated notes.

     Other

     At December 31, 2004 and 2003, other borrowings primarily consisted of vehicle capital leases and notes issued to sellers in connection with acquisitions.

     The following table sets forth the aggregate principal repayment requirements for all indebtedness for the next five years and thereafter (in thousands):

2005	$31,413
2006	21,469
2007	1,548
2008	325,127
2009	1,525
Thereafter	42,683

     WESCO’s credit agreements contain various restrictive covenants that, among other things, impose limitations on (i) dividend payments or certain other restricted payments or investments; (ii) the incurrence of additional indebtedness and guarantees or issuance of additional stock; (iii) creation of liens; (iv) mergers, consolidation or sales of substantially all of WESCO’s assets; (v) certain transactions among affiliates; (vi) payments by certain subsidiaries to WESCO; and (vii) capital expenditures. In addition, the revolving credit agreement requires WESCO to meet certain fixed charge coverage tests depending on availability.

     WESCO is permitted to pay dividends under certain limited circumstances. At December 31, 2004 and 2003, no dividends had been declared, and therefore no retained earnings were reserved for dividend payments.

     WESCO had $24.9 million and $14.4 million of outstanding letters of credit at December 31, 2004 and 2003, respectively. These letters of credit are used as collateral for interest rate swap agreements, potential obligation under insurance programs as well as certain foreign commercial transactions. The fair value of the letters of credit approximates the contract value.

Bruckner Note Payable

     In 2004, we paid $30 million pursuant to the Bruckner purchase agreement and converted the remaining amount due into a $50 million note payable ($30 million due in June 2005, classified as current debt, and $20 million, due in June 2006, classified as long-term debt) with interest at 10%.

9. CAPITAL STOCK

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

     The following table sets forth capital stock share activity:

			Class B
	Common Stock	Treasury Stock	Common Stock

December 31, 2001	44,269,810	(4,032,648)	4,653,131
Treasury share issuance	—	10,000	—
Options exercised	213,703	(10,372)	—

December 31, 2002	44,483,513	(4,033,020)	4,653,131
Stock repurchase	—	(4,339,431)	—
Converted to common stock	313,700	—	(313,700)
Options exercised	202,581	(28,048)	—

December 31, 2003	44,999,794	(8,400,499)	4,339,431
Stock issuance	4,000,000	—	—
Options exercised	1,484,176	(7,291)	—

December 31, 2004	50,483,970	(8,407,790)	4,339,431

     In November 2003, WESCO’s board of directors authorized a special repurchase of WESCO’s Class B common stock. Pursuant to the authorization, 4.3 million shares of Class B common stock were repurchased from an institutional holder, at a discount to market, for approximately $27.3 million. Prior to the repurchase, 0.3 million Class B shares were converted to 0.3 million shares of common stock when they were sold on the secondary markets by the institutional holder. At December 31, 2004, all the shares of Class B common stock were held in treasury or had been converted to common stock.

     In December 2004,WESCO completed a public offering of 4.0 million shares of its common stock. Certain selling stockholders offered an additional 7.1 million shares of common stock. The net proceeds to WESCO of approximately $99.6 million after deducting the underwriting discounts and offering expenses were designated to be used to repurchase a portion of WESCO’s senior subordinated notes.

10. INCOME TAXES

     The following table sets forth the components of the provision for income taxes:

	Year Ended December 31
	2004	2003	2002
	(In thousands)
Current taxes:
Federal	$28,498	$1,466	$(13,670)
State	1,635	(875)	645
Foreign	1,929	4,847	1,954

Total current	32,062	5,438	(11,071)
Deferred taxes:
Federal	1,855	4,409	14,613
State	200	1,091	(176)
Foreign	449	(1,853)	(519)

Total deferred	2,504	3,647	13,918

	$34,566	$9,085	$2,847

     The following table sets forth the components of income before income taxes by jurisdiction:

	Year Ended December 31
	2004	2003	2002
	(In thousands)
United States	$86,578	$29,925	$19,544
Foreign	12,920	9,166	6,426

	$99,498	$39,091	$25,970

     The following table sets forth the reconciliation between the federal statutory income tax rate and the effective rate:

	Year Ended December 31
	2004	2003	2002

Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal tax benefit	1.2	0.4	1.2
Nondeductible expenses	1.0	2.3	4.2
Domestic tax benefit from foreign operations	(0.4)	(3.9)	(0.3)
Foreign tax rate differences(1)	(2.3)	(1.5)	(0.9)
Favorable impact resulting from prior year tax contingencies(2)	—	(6.6)	(20.4)
Remeasurement of deferred taxes(3)	—	—	(2.7)
Net operating loss utilization(4)	—	(1.4)	—
Other	0.2	(1.0)	(5.1)

	34.7%	23.3%	11.0%

(1)	In 2004, includes tax benefit of $1.3 million from recapitalization of our Canadian operations.

(2)	Represents a benefit of $2.6 million during 2003 and $5.3 million during 2002 from the resolution of prior year tax contingencies.

(3)	Reflects a decrease in the rate applied to deferred tax items. Management believes this revised estimate reflects the rate that will be in effect when these items reverse.

(4)	Represents the recognition of a $0.6 million benefit associated with the utilization of a net operating loss.

     As of December 31, 2004 and 2003, WESCO had state tax benefits derived from net operating loss carryforwards of approximately $13.4 million ($8.7 million, net of federal income tax) and $12.8 million ($8.3 million, net of federal income tax), respectively. The amounts will begin expiring in 2006. The realization of these state deferred tax assets is dependent upon future earnings, if any, and the timing and amount are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by approximately $0.4 million in 2004 and $1.7 million in 2003.

     Utilization of WESCO’s state net operating loss carryforwards is subject to a substantial annual limitation imposed by state statute. Such an annual limitation could result in the expiration of the net operating loss and tax credit carryforwards before utilization.

     The following table sets forth deferred tax assets and liabilities:

	December 31
	2004		2003
	(In thousands)
	Assets	Liabilities	Assets	Liabilities
Accounts receivable	$7,314	$—	$2,266	$—
Inventory	—	3,465	—	3,587
Other	4,791	4,720	2,899	3,957

Current deferred tax	12,105	8,185	5,165	7,544

Intangibles	—	38,917	—	28,985
Property, buildings and equipment	—	3,876	—	5,043
Other	—	161	—	123

Long-term deferred tax	$—	$42,954	$—	$34,151

11. EARNINGS PER SHARE

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

     The following table sets forth the details of basic and diluted earnings per share:

	Year Ended December 31
	2004	2003	2002
	(Dollars in thousands, except share data)
Net income	$64,932	$30,006	$23,123
Weighted average common shares outstanding used in computing basic earnings per share	41,838,034	44,631,459	45,033,964
Common shares issuable upon exercise of dilutive stock options	2,271,119	1,717,623	1,786,129

Weighted average common shares outstanding and common share equivalents used in computing diluted earnings per share	44,109,153	46,349,082	46,820,093

Earnings per share
Basic	$1.55	$0.67	$0.51
Diluted	$1.47	$0.65	$0.49

     Equity awards to purchase 0.9 million shares of common stock at an exercise price of $24.02 per share were outstanding as of December 31, 2004 were not included in the computation of diluted earnings per share because the option price was greater than the average market price of WESCO common stock. Options to purchase 5.5 million shares of common stock at a weighted average exercise price of $9.24 per share were outstanding as of December 31, 2003 were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of WESCO common stock.

12. EMPLOYEE BENEFIT PLANS

     A majority of WESCO’s employees are covered by defined contribution retirement savings plans for their service rendered subsequent to WESCO’s formation. U.S. employee contributions of not more than 6% of eligible compensation are matched 50% by WESCO. WESCO’s contributions for Canadian employees range from 1% to 6% of eligible compensation based on years of service. For the years ended December 31, 2004, 2003 and 2002, WESCO contributed $15.0 million, $9.5 million and $4.9 million, respectively, which was charged to expense. Contributions are made in cash to employee retirement savings plan accounts. Employees then have the option to transfer into any of their core investment options including WESCO stock.

     In addition, employer contributions may be made at the discretion of the Board of Directors and can be based on WESCO’s financial performance. Discretionary employer contributions of approximately $8.8 million and $4.2 million are included in the total contributions of $15.1 million and $9.5 million for 2004 and 2003, respectively. No such contributions were made during 2002.

13. STOCK INCENTIVE PLANS

     Stock Purchase Plans

     In connection with the 1998 recapitalization, WESCO established a stock purchase plan (“1998 Stock Purchase Plan”) under which certain employees may be granted an opportunity to purchase WESCO’s common stock. The maximum number of shares available for purchase may not exceed 427,720. There were no shares issued in 2004, 2003 or 2002.

     Stock Option Plans

     WESCO has sponsored four stock option plans, the 1999 Long-Term Incentive Plan (“LTIP”), the 1998 Stock Option Plan, the Stock Option Plan for Branch Employees and the 1994 Stock Option Plan. The LTIP was designed to be the successor plan to all prior plans. Outstanding options under prior plans will continue to be governed by their existing terms, which are substantially similar to the LTIP. Any remaining shares reserved for future issuance under the prior plans are available for issuance under the LTIP. The LTIP is administered by the Compensation Committee of the Board of Directors.

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

     Options granted vest and become exercisable once criteria based on time or financial performance are achieved. If the financial performance criteria are not met, all the options will vest after nine years and nine months. All options vest immediately in the event of a change in control. Each option terminates on the tenth anniversary of its grant date unless terminated sooner under certain conditions.

     During December 2003, in a privately negotiated transaction with 19 employees, WESCO redeemed the net equity value of stock options originally granted in 1994 and 1995, representing approximately 2.9 million shares. The options held by the employees had a weighted average price of $1.75. The options were redeemed at a price of $8.63 per share. The cash payment of $20.1 million was made in January 2004. WESCO recognized a tax benefit of $7.3 million as a result of this transaction.

     In September 2004, WESCO granted 875,500 stock-settled stock appreciation rights at an exercise price of $24.02. None of these awards were cancelled in 2004 and none were exercisable at December 31, 2004.

     All awards under WESCO’s stock incentive plans are designed to be issued at fair market value.

     As of December 31, 2004, 5.0 million shares of common stock were reserved under the LTIP for future equity award grants.

     The following table sets forth a summary of both stock options and stock appreciation rights and related information for the years indicated:

	2004		2003		2002
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Awards	Price	Awards	Price	Awards	Price

Beginning of year	7,654,822	$7.64	9,840,114	$5.99	9,999,077	$5.96
Granted	1,105,500	22.55	1,093,500	5.92	275,500	6.74
Exercised	(1,484,176)	5.92	(202,581)	2.63	(213,703)	2.92
Redeemed	—	—	(2,920,890)	1.75	—	—
Cancelled	(58,673)	8.05	(155,321)	8.91	(220,760)	8.24

End of year	7,217,473	10.26	7,654,822	7.64	9,840,114	5.99

Exercisable at end of year	2,514,232	$8.01	3,463,309	$7.38	6,477,016	$4.70

     The following table sets forth exercise prices for equity awards outstanding as of December 31, 2004:

	Awards	Awards	Weighted Average
Range of exercise prices	Outstanding	Exercisable	Remaining Contractual Life

$0.00 — $5.00	1,351,329	570,479	4.7
$5.01 — $10.00	2,352,702	578,380	6.9
$10.01 — $15.00	2,403,355	1,360,786	3.6
$15.01 — $20.00	234,587	4,587	9.4
$20.01 — $25.00	875,500	0	9.7

	7,217,473	2,514,232	5.8

14. COMMITMENTS AND CONTINGENCIES

     Future minimum rental payments required under operating leases, primarily for real property that have noncancelable lease terms in excess of one year as of December 31, 2004, are as follows:

(In thousands)

2005	$25,013
2006	20,051
2007	15,980
2008	10,842
2009	6,689
Thereafter	11,810

     Rental expense for the years ended December 31, 2004, 2003 and 2002, was $33.0 million, $32.3 million and $32.9 million, respectively.

     WESCO has litigation arising from time to time in the normal course of business. In management’s opinion, any present litigation WESCO is aware of will not materially affect WESCO’s consolidated financial position, results of operations or cash flows.

     In 2003, we reached a final settlement agreement related to an employment and wages claim with the case being dismissed with prejudice. We settled the case for $3.4 million and received a refund of approximately $300,000 of that amount.

15. SEGMENTS AND RELATED INFORMATION

     WESCO is engaged principally in one line of business — the sale of electrical products and maintenance repair and operating supplies — which represents more than 90% of the consolidated net sales, income from operations and assets for 2004, 2003 and 2002. WESCO has over 200,000 product stock keeping units and markets over 1,000,000 for customers. It is impractical to disclose net sales by product, major product group or service group. There were no material amounts of sales or transfers among geographic areas and no material amounts of export sales.

     The following table sets forth information about WESCO by geographic area:

	Net Sales			Long-Lived Assets
	Year Ended December 31,			December 31,
	2004	2003	2002	2004	2003	2002
(In thousands)
United States	$3,265,280	$2,872,239	$2,943,740	$488,787	$491,515	$421,047
Foreign Operations Canada	394,375	335,695	299,844	11,958	11,926	10,509
Other foreign	81,598	78,832	82,196	1,194	1,341	1,371

Subtotal Foreign Operations	475,973	414,527	382,040	13,152	13,267	11,880

Total U.S. and Foreign	$3,741,253	$3,286,766	$3,325,780	$501,939	$504,782	$432,927

16. OTHER FINANCIAL INFORMATION

     WESCO Distribution, Inc. has issued $400 million of 9 1/8% senior subordinated notes. As of December 31, 2004, $76.5 million of the aggregate principal amount has been repurchased by WESCO. The senior subordinated notes are fully and unconditionally guaranteed by WESCO International, Inc. on a subordinated basis to all existing and future senior indebtedness of WESCO International, Inc. Condensed consolidating financial information for WESCO International, Inc., WESCO Distribution, Inc. and the non-guarantor subsidiaries are as follows:

CONDENSED CONSOLIDATING BALANCE SHEETS

	December 31, 2004
	(In thousands)
				Consolidating
	WESCO			and
	International,	WESCO	Non-Guarantor	Eliminating
	Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Cash and cash equivalents	$1	$15,974	$18,548	$—	$34,523
Trade accounts receivable	—	18,077	365,287	—	383,364
Inventories	—	326,194	61,145	—	387,339
Other current assets	—	31,152	27,313	(8,775)	49,690

Total current assets	1	391,397	472,293	(8,775)	854,916
Intercompany receivables, net	—	210,406	26,729	(237,135)	—
Property, buildings and equipment, net	—	26,403	68,339	—	94,742
Goodwill and other intangibles, net	—	363,045	38,565	—	401,610
Investments in affiliates and other noncurrent assets	590,687	463,489	2,971	(1,051,560)	5,587

Total assets	$590,688	$1,454,740	$608,897	$(1,297,470)	$1,356,855

Accounts payable	$—	$376,932	$78,889	$—	$455,821
Other current liabilities	—	101,989	15,210	(8,775)	108,424

Total current liabilities	—	478,921	94,099	(8,775)	564,245
Intercompany payables, net	237,135	—	—	(237,135)	—
Long-term debt	—	336,782	49,391	—	386,173
Other noncurrent liabilities	—	48,350	4,534	—	52,884
Stockholders’ equity	353,553	590,687	460,873	(1,051,560)	353,553

Total liabilities and stockholders’ equity	$590,688	$1,454,740	$608,897	$(1,297,470)	$1,356,855

	December 31, 2003
	(In thousands)
				Consolidating
	WESCO			and
	International,	WESCO	Non-Guarantor	Eliminating
	Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Cash and cash equivalents	$1	$16,421	$11,073	$—	$27,495
Trade accounts receivable	—	39,900	226,689	—	266,589
Inventories	—	272,597	48,378	—	320,975
Other current assets	—	37,259	7,691	(3,721)	41,229

Total current assets	1	366,177	293,831	(3,721)	656,288
Intercompany receivables, net	—	208,947	39,452	(248,399)	—
Property, buildings and equipment, net	—	29,687	69,250	—	98,937
Goodwill and other intangibles, net	—	360,655	38,018	—	398,673
Investments in affiliates and other noncurrent assets	416,086	361,824	3,727	(774,330)	7,307

Total assets	$416,087	$1,327,290	$444,278	$(1,026,450)	$1,161,205

Accounts payable	$—	$345,632	$20,748	$—	$366,380
Other current liabilities	—	105,521	11,530	(3,721)	113,330

Total current liabilities	—	451,153	32,278	(3,721)	479,710
Intercompany payables, net	248,399	—	—	(248,399)	—
Long-term debt	—	370,642	49,400	—	420,042
Other noncurrent liabilities	—	89,409	4,356	—	93,765
Stockholders’ equity	167,688	416,086	358,244	(774,330)	167,688

Total liabilities and stockholders’ equity	$416,087	$1,327,290	$444,278	$(1,026,450)	$1,161,205

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Year Ended December 31, 2004
	(In thousands)
				Consolidating
	WESCO			and
	International,	WESCO	Non-Guarantor	Eliminating
	Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Net sales	$—	$3,187,864	$553,389	$—	$3,741,253
Cost of goods sold, excluding depreciation and amortization	—	2,588,682	440,450	—	3,029,132
Selling, general and administrative expenses	5	470,836	73,691	—	544,532
Depreciation and amortization	—	15,057	3,086	—	18,143
Results of affiliates’ operations	56,877	37,554	—	(94,431)	—
Interest expense (income), net	(12,396)	52,397	790	—	40,791
Other (income) expense	—	26,001	(16,844)	—	9,157
Provision for income taxes	4,336	15,568	14,662	—	34,566

Net income (loss)	$64,932	$56,877	$37,554	$(94,431)	$64,932

	Year Ended December 31, 2003
	(In thousands)
				Consolidating
	WESCO			and
	International,	WESCO	Non-Guarantor	Eliminating
	Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Net sales	$—	$2,806,044	$480,722	$—	$3,286,766
Cost of goods sold, excluding depreciation and amortization	—	2,287,972	388,729	—	2,676,701
Selling, general and administrative expenses	—	429,567	71,895	—	501,462
Depreciation and amortization	—	19,391	3,167	—	22,558
Results of affiliates’ operations	22,495	26,889	—	(49,384)	—
Interest expense (income), net	(11,559)	58,233	(4,357)	—	42,317
Other (income) expense	—	24,884	(20,247)	—	4,637
Provision for income taxes	4,048	(9,609)	14,646	—	9,085

Net income (loss)	$30,006	$22,495	$26,889	$(49,384)	$30,006

	Year Ended December 31, 2002
	(In thousands)
				Consolidating
	WESCO			and
	International,	WESCO	Non-Guarantor	Eliminating
	Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Net sales	$—	$2,872,225	$453,555	$—	$3,325,780
Cost of goods sold, excluding depreciation and amortization	—	2,364,344	370,662	—	2,735,006
Selling, general and administrative expenses	—	427,307	67,075	—	494,382
Depreciation and amortization	—	15,004	4,763	—	19,767
Results of affiliates’ operations	15,289	55,894	—	(71,183)	—
Interest expense (income), net	(12,056)	53,338	1,703	—	42,985
Other (income) expense	—	68,942	(61,272)	—	7,670
Provision for income taxes	4,222	(16,105)	14,730	—	2,847

Net income (loss)	$23,123	$15,289	$55,894	$(71,183)	$23,123

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2004
	(In thousands)
				Consolidating
	WESCO			and
	International,	WESCO	Non-Guarantor	Eliminating
	Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Net cash (used) provided by operating activities	$23,334	$(10,748)	$9,358	$—	$21,944
Investing activities:
Capital expenditures	—	(11,708)	(441)	—	(12,149)
Acquisitions	—	(34,114)	—	—	(34,114)
Other	—	—	—	—	0

Net cash used by investing activities	—	(45,822)	(441)	—	(46,263)
Financing activities:
Net borrowings (repayments)	(111,544)	56,235	(2,096)	—	(57,405)
Equity transactions	88,210	—	—	—	88,210
Other	—	(112)	—	—	(112)

Net cash provided (used) by financing activities	(23,334)	56,123	(2,096)	—	30,693

Effect of exchange rate changes on cash and cash equivalents	—	—	654	—	654

Net change in cash and cash equivalents	—	(447)	7,475	—	7,028
Cash and cash equivalents at beginning of period	1	16,421	11,073	—	27,495

Cash and cash equivalents at end of period	$1	$15,974	$18,548	$—	$34,523

	Year Ended December 31, 2003
	(In thousands)
				Consolidating
	WESCO			and
	International,	WESCO	Non-Guarantor	Eliminating
	Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Net cash provided (used) by operating activities	$(4,431)	$74,303	$(34,114)	$—	$35,758
Investing activities:
Capital expenditures	—	(7,978)	(401)	—	(8,379)
Acquisitions	—	(2,028)	—	—	(2,028)
Other	—	1,177	—	—	1,177

Net cash used by investing activities	—	(8,829)	(401)	—	(9,230)
Financing activities:
Net (repayments) borrowings	31,285	(66,065)	37,149	—	2,369
Equity transactions	(26,857)	—	—	—	(26,857)
Other	—	4,563	(2,389)	—	2,174

Net cash provided (used) by financing activities	4,428	(61,502)	34,760	—	(22,314)

Effect of exchange rate changes on cash and cash equivalents	—	—	711	—	711

Net change in cash and cash equivalents	(3)	3,972	956	—	4,925
Cash and cash equivalents at beginning of period	4	12,449	10,117	—	22,570

Cash and cash equivalents at end of period	$1	$16,421	$11,073	$—	$27,495

	Year Ended December 31, 2002
	(In thousands)
				Consolidating
	WESCO			and
	International,	WESCO	Non-Guarantor	Eliminating
	Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Net cash provided (used) by operating activities	$8,154	$59,642	$(47,451)	$—	$20,345
Investing activities:
Capital expenditures	—	(8,944)	(405)	—	(9,349)
Acquisitions	—	(14,466)	—	—	(14,466)
Other	—	755	—	—	755

Net cash used by investing activities	—	(22,655)	(405)	—	(23,060)
Financing activities:
Net repayments	(8,772)	(37,214)	712	—	(45,274)
Equity transactions	620	—	—	—	620
Other	—	(5,201)	—	—	(5,201)

Net cash provided (used) by financing activities	(8,152)	(42,415)	712	—	(49,855)

Effect of exchange rate changes on cash and cash equivalents	—	—	83	—	83

Net change in cash and cash equivalents	2	(5,428)	(47,061)	—	(52,487)
Cash and cash equivalents at beginning of period	2	17,877	57,178	—	75,057

Cash and cash equivalents at end of period	$4	$12,449	$10,117	$—	$22,570

17. SELECTED QUARTERLY FINANCIAL DATA (unaudited)

     The following table sets forth selected quarterly financial data for the years ended December 31, 2004 and 2003:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except share data)
2004
Net sales	$847,793	$931,020	$974,508	$987,932
Gross profit	160,852	183,707	182,566	184,996
Income from operations	26,259	42,871	40,888	39,428
Income before income taxes	15,204	29,806	28,203	26,285
Net income	9,721	19,086	19,037	17,088
Basic earnings per share	0.24	0.46	0.45	0.40
Diluted earnings per share	0.23	0.44	0.43	0.38

2003
Net sales	$790,807	$820,238	$825,601	$850,120
Gross profit	145,432	150,900	153,659	160,074
Income from operations	18,559	18,959	23,528	24,999
Income before income taxes	6,761	7,167	11,772	13,391
Net income	4,840	7,350	8,373	9,443
Basic earnings per share	0.11	0.16	0.19	0.21
Diluted earnings per share	0.10	0.16	0.18	0.21

18. SUBSEQUENT EVENT

     On March 1, 2005, WESCO Distribution, Inc. redeemed $123.7 million of the 9 1/8% senior subordinated notes at a loss of $6.3 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control Over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

     Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

     The information set forth under the caption “Directors and Executive Officers” in the Proxy Statement is incorporated herein by reference to our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 18, 2005.

     Codes of Ethics and Conduct

     We have adopted a Code of Ethics and Business Conduct (“Code of Conduct”) that applies to our directors, officers and employees which is available on our website at www.wesco.com by selecting the “Investors” tab followed by the “Corporate Governance” heading. Any amendment or waiver of the Code of Conduct for our executive officers or directors will be disclosed promptly at that location on our website.

     We also have adopted a Senior Financial Executive Code of Business Ethics and Conduct (“Senior Financial Executive Code”) that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing these functions. The Senior Financial Executive Code is also available at that same location on our website. We intend to timely disclose any amendment or waiver of the Senior Financial Executive Code on our website and will retain such information on our website as required by applicable SEC rules.

     A copy of the Code of Conduct and/or Senior Financial Executive Code may also be obtained upon request by any stockholder, without charge, by writing to us at WESCO International, Inc., 225 West Station Square Drive, Suite 700, Pittsburgh, Pennsylvania 15219, Attention: Corporate Secretary.

     The information required by Item 10 that relates to our directors and executive officers is incorporated by reference from the information appearing under the caption “Corporate Governance” in our definitive proxy statement that is to be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year on December 31, 2004.

     Information included on our website is not a part of this Annual Report on Form 10-K.

Item 11. Executive Compensation.

     The information set forth under the caption “Executive Compensation” in the Proxy Statement is incorporated herein by reference to our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 18, 2005.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The information set forth under the caption “Security Ownership” in the Proxy Statement is incorporated herein by reference to our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 18, 2005.

     The following table provides information as of December 31, 2004 with respect to the shares of our common stock that may be issued under our existing equity compensation plans:

Number of
	securities to be		Number of
	issued upon	Weighted average	securities
	exercise of	exercise price of	remaining available
	outstanding	outstanding	for future issuance
	options, warrants	options,	under equity
Plan Category	and rights	warrants and rights	compensation plans
Equity compensation plans approved by security holders	7,217,473	$10.26	4,960,903
Equity compensation plans not approved by security holders	—	—	—
Total	7,217,473	$10.26	4,960,903

Item 13. Certain Relationships and Related Transactions.

     The information set forth under the caption “Certain Transactions and Relationships with the Company” in the Proxy Statement is incorporated herein by reference to our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 18, 2005.

Item 14. Principal Accountant Fees and Services.

     The information set forth under the caption “Principal Accountant Fees and Services” in the Proxy Statement is incorporated herein by reference to the definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 18, 2005.

PART IV

Item 15. Exhibits and Financial Statement Schedule.

     The financial statements, financial statement schedule and exhibits listed below are filed as part of this annual report:

(a)(1) Financial Statements

The list of financial statements required by this item is set forth in Item 8, “Financial Statements and Supplementary Data,” and is incorporated herein by reference.

(2)	Financial Statement Schedule

Schedule II – Valuation and Qualifying Accounts

(b)	Exhibits

Prior Filing Or
Exhibit No.	Description Of Exhibit	Sequential Page Number
2.1	Recapitalization Agreement, dated as of March 27, 1998, among Thor Acquisitions L.L.C., WESCO International, Inc. (formerly known as CDW Holding Corporation) and certain security holders of WESCO International, Inc.	Incorporated by reference to Exhibit 2.1 to WESCO’s Registration Statement on Form S-4 (No. 333-43225)

2.2	Purchase Agreement, dated as of May 29, 1998, among WESCO International, Inc., WESCO Distribution, Inc., Chase Securities Inc. and Lehman Brothers, Inc.	Incorporated by reference to Exhibit 2.2 to WESCO’s Registration Statement on Form S-4 (No. 333-43225)

2.3	Asset Purchase Agreement, dated as of September 11, 1998, among Bruckner Supply Company, Inc. and WESCO Distribution, Inc.	Incorporated by reference to Exhibit 2.01 to WESCO’s Current Report on Form 8-K, dated September 11, 1998

2.4	Purchase Agreement, dated August 16, 2001, among WESCO International, Inc., WESCO Distribution, Inc. and the Initial Purchasers listed therein.	Incorporated by reference to Exhibit 2.4 to WESCO’s Registration Statement on Form S-4 (No. 333-70404)

3.1	Restated Certificate of Incorporation of WESCO International, Inc.	Incorporated by reference to Exhibit 3.1 to WESCO’s Registration Statement on Form S-4 (No. 333-70404)

3.2	By-laws of WESCO International, Inc.	Incorporated by reference to Exhibit 3.2 to WESCO’s Registration Statement on Form S-4 (No. 333-70404)

4.1	Indenture, dated as of June 5, 1998, among WESCO International, Inc., WESCO Distribution, Inc. and Bank One, N.A.	Incorporated by reference to Exhibit 4.1 to WESCO’s Registration Statement on Form S-4 (No. 333-43225)

4.2	Form of 9 1/8% Senior Subordinated Note Due 2008, Series A (included in Exhibit 4.1).	Incorporated by reference to Exhibit 4.2 to WESCO’s Registration Statement on Form S-4 (No. 333-43225)

Prior Filing Or
Exhibit No.	Description Of Exhibit	Sequential Page Number
4.3	Form of 9 1/8% Senior Subordinated Note Due 2008, Series B (included in Exhibit 4.1).	Incorporated by reference to Exhibit 4.3 to WESCO’s Registration Statement on Form S-4 (No. 333-43225)

4.4	Indenture, dated as of August 23, 2001, among WESCO International, Inc., WESCO Distribution, Inc. and Bank One, N.A.	Incorporated by reference to Exhibit 4.6 to WESCO’s Registration Statement on Form S-4 (No. 333-70404)

4.5	Form of 9 1/8% Senior Subordinated Note Due 2008, (included in Exhibit 4.6).	Incorporated by reference to Exhibit 4.9 to WESCO’s Registration Statement on Form S-4 (No. 333-70404)

10.1	CDW Holding Corporation Stock Purchase Plan.	Incorporated by reference to Exhibit 10.1 to WESCO’s Registration Statement on Form S-4 (No. 333-43225)

10.2	Form of Stock Subscription Agreement.	Incorporated by reference to Exhibit 10.2 to WESCO’s Registration Statement on Form S-4 (No. 333-43225)

10.3	CDW Holding Corporation Stock Option Plan.	Incorporated by reference to Exhibit 10.3 to WESCO’s Registration Statement on Form S-4 (No. 333-43225)

10.4	Form of Stock Option Agreement.	Incorporated by reference to Exhibit 10.4 to WESCO’s Registration Statement on Form S-4 (No. 333-43225)

10.5	CDW Holding Corporation Stock Option Plan for Branch Employees.	Incorporated by reference to Exhibit 10.5 to WESCO’s Registration Statement on Form S-4 (No. 333-43225)

10.6	Form of Branch Stock Option Agreement.	Incorporated by reference to Exhibit 10.6 to WESCO’s Registration Statement on Form S-4 (No. 333-43225)

10.7	Non-Competition Agreement, dated as of February 28, 1996, between Westinghouse, WESCO International, Inc. and WESCO Distribution, Inc.	Incorporated by reference to Exhibit 10.8 to WESCO’s Registration Statement on Form S-4 (No. 333-43225)

10.8	Lease, dated as of May 24, 1995, as amended by Amendment One, dated as of June 1995, and by	Incorporated by reference to Exhibit 10.10 to WESCO’s

Prior Filing Or
Exhibit No.	Description Of Exhibit	Sequential Page Number
	Amendment Two, dated as of December 24, 1995, by and between WESCO Distribution, Inc. as Tenant and Opal Investors, L.P. and Mural GEM Investors as Landlord.	Registration Statement on Form S-4 (No. 333-43225)

10.9	Lease, dated as of April 1, 1992, as renewed by Letter of Notice of Intent to Renew, dated as of December 13, 1996, by and between the Company as successor in interest to Westinghouse Electric Corporation as Tenant and Utah State Retirement Fund as Landlord.	Incorporated by reference to Exhibit 10.11 to WESCO’s Registration Statement on Form S-4 (No. 333-43225)

10.10	Lease, dated as of September 4, 1997, between WESCO Distribution, Inc. as Tenant and The Buncher Company as Landlord.	Incorporated by reference to Exhibit 10.12 to WESCO’s Registration Statement on Form S-4 (No. 333-43225)

10.11	Lease, dated as of March 1995, by and between WESCO Distribution-Canada, Inc. as Tenant and Atlantic Construction, Inc. as Landlord.	Incorporated by reference to Exhibit 10.13 to WESCO’s Registration Statement on Form S-4 (No. 333-43225)

10.12	Amended and Restated Registration and Participation Agreement, dated as of June 5, 1998, among WESCO International, Inc. and certain security holders of WESCO International, Inc. named therein.	Incorporated by reference to Exhibit 10.19 to WESCO’s Registration Statement on Form S-4 (No. 333-43225)

10.13	Employment Agreement between WESCO Distribution, Inc. and Roy W. Haley.	Incorporated by reference to Exhibit 10.20 to WESCO’s Registration Statement on Form S-4 (No. 333-43225)

10.14	WESCO International, Inc. 1998 Stock Option Plan.	Incorporated by reference to Exhibit 10.1 to WESCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998

10.15	Form of Management Stock Option Agreement.	Incorporated by reference to Exhibit 10.2 to WESCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998

10.16	1999 Deferred Compensation Plan for Non-Employee Directors.	Incorporated by reference to Exhibit 10.22 to WESCO’s Annual Report on Form 10-K for the year ended December 31, 1998

10.17	Credit Agreement, dated as of June 29, 1999, among WESCO Distribution, Inc., WESCO Distribution-Canada, Inc., WESCO International, Inc. and the Lenders identified therein.	Incorporated by reference to Exhibit 10.1 to WESCO’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999

Prior Filing Or
Exhibit No.	Description Of Exhibit	Sequential Page Number
10.18	Amendment, dated as of December 20, 2000, to the Credit Agreement, dated as of June 29, 1999, among WESCO Distribution, Inc., WESCO Distribution-Canada, Inc., WESCO International, Inc. and the Lenders identified therein.	Incorporated by reference to Exhibit 10.24 to WESCO’s Annual Report on Form 10-K for the year ended December 31, 2000

10.19	Amendment, dated as of August 3, 2001, to the Credit Agreement, dated as of June 29, 1999, among WESCO Distribution, Inc., WESCO Distribution-Canada, Inc., WESCO International, Inc. and the Lenders identified therein.	Incorporated by reference to Exhibit 10.19 to WESCO’s Registration Statement on Form S-4 (No. 333-70404)

10.20	Credit Agreement, dated as of March 19, 2002, among WESCO Distribution, Inc., the other Credit Parties signatory thereto, General Electric Capital Corporation, The CIT Group/Business Credit, Inc., Fleet Capital Corporation and the other Lenders signatory thereto.	Incorporated by reference to Exhibit 10.20 to WESCO’s Annual Report on Form 10-K for the year ended December 31, 2001

10.21	Intercreditor Agreement, dated as of March 19, 2002, among PNC Bank, National Association, General Electric Capital Corporation, WESCO Receivables Corp., WESCO Distribution, Inc., Fifth Third Bank, N.A., Mellon Bank, N.A., The Bank of Nova Scotia, Herning Enterprises, Inc. and WESCO Equity Corporation.	Incorporated by reference to Exhibit 10.21 to WESCO’s Annual Report on Form 10-K for the year ended December 31, 2001

10.22	Second Amended and Restated Receivables Purchase Agreement dated as of September 2, 2003 among WESCO Receivables Corp., WESCO Distribution, Inc., and the Lenders identified therein.	Incorporated by reference to Exhibit 10.1 to WESCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003

10.23	1999 Long-Term Incentive Plan.	Incorporated by reference to Exhibit 10.22 to WESCO’s Registration Statement on Form S-1 (No. 333-73299)

10.24	Amendment dated March 29, 2002 to Asset Purchase Agreement, dated as of September 11, 1998, among Bruckner Supply Company, Inc. and WESCO Distribution, Inc.	Incorporated by reference to Exhibit 10.25 to WESCO’s Annual Report on Form 10-K for the year ended December 31, 2002

10.25	Loan Agreement between Bear Stearns Commercial Mortgage, Inc. and WESCO Real Estate IV, LLC, dated December 13, 2002.	Incorporated by reference to Exhibit 10.26 to WESCO’s Annual Report on Form 10-K for the year ended December 31, 2002

10.26	Lease dated December 13, 2002 between WESCO Distribution, Inc. and WESCO Real Estate IV, LLC.	Incorporated by reference to Exhibit 10.27 to WESCO’s Annual Report on Form 10-K for the year ended December 31, 2002

Prior Filing Or
Exhibit No.	Description Of Exhibit	Sequential Page Number
10.27	Lease Guaranty dated December 13, 2002 by WESCO International, Inc. in favor of WESCO Real Estate IV, LLC.	Incorporated by reference to Exhibit 10.28 to WESCO’s Annual Report on Form 10-K for the year ended December 31, 2002

10.28	Guaranty of Non-Recourse Exceptions Agreement dated December 13, 2002 by WESCO International, Inc. in favor of Bear Stearns Commercial Mortgage, Inc.	Incorporated by reference to Exhibit 10.29 to WESCO’s Annual Report on Form 10-K for the year ended December 31, 2002

10.29	Environmental Indemnity Agreement dated December 13, 2002 made by WESCO Real Estate IV, Inc. and WESCO International, Inc. in favor of Bear Stearns Commercial Mortgage, Inc.	Incorporated by reference to Exhibit 10.30 to WESCO’s Annual Report on Form 10-K for the year ended December 31, 2002

10.30	Employment Agreement between WESCO International, Inc. and John Engel dated July 14, 2004.	Incorporated by reference to Exhibit 10.1 to WESCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004

10.31	First Amendment to Second Amended and Restated Receivables Purchase Agreement dated July 30, 2004.	Incorporated by reference to Exhibit 10.2 to WESCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004

10.32	Fifth Amendment and Consent to Credit Agreement dated July 29, 2004.	Incorporated by reference to Exhibit 10.3 to WESCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004

10.33	Second Amendment to Second Amended and Restated Receivables Purchase Agreement and Waiver dated August 31, 2004.	Incorporated by reference to Exhibit 10.4 to WESCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004

10.34	Third Amendment to Second Amended and Restated Receivables Purchase Agreement dated September 23, 2004.	Incorporated by reference to Exhibit 10.5 to WESCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004

Prior Filing Or
Exhibit No.	Description Of Exhibit	Sequential Page Number
21.1	Significant Subsidiaries of WESCO.	Filed herewith

23.1	Consent of PricewaterhouseCoopers LLP.	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act.	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act.	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

The registrant hereby agrees to furnish supplementally to the Commission, upon request, a copy of any omitted schedule to any of the agreements contained herein.

Copies of exhibits may be retrieved electronically at the Securities and Exchange Commission’s home page at www.sec.gov. Exhibits will also be furnished without charge by writing to Stephen A. Van Oss, Senior Vice President and Chief Financial and Administrative Officer, 225 West Station Square Drive, Suite 700, Pittsburgh, Pennsylvania 15219. Requests may also be directed to (412) 454-2200.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESCO INTERNATIONAL, INC.

By:	/s/ ROY W. HALEY

Name:	Roy W. Haley
Title:	Chairman of the Board and
Chief Executive Officer
Date:	March 4, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROY W. HALEY Roy W. Haley	Chairman and Chief Executive Officer (Principal Executive Officer)	March 4, 2005

/s/ STEPHEN A. VAN OSS Stephen A. Van Oss	Senior Vice President and Chief Financial and Administrative Officer (Principal Financial and Accounting Officer)	March 4, 2005

/s/ JAMES L. SINGLETON James L. Singleton	Director	March 4, 2005

/s/ JAMES A. STERN James A. Stern	Director	March 4, 2005

/s/ MICHAEL J. CHESHIRE Michael J. Cheshire	Director	March 4, 2005

/s/ ROBERT J. TARR, JR. Robert J. Tarr, Jr.	Director	March 4, 2005

/s/ KENNETH L. WAY Kenneth L. Way	Director	March 4, 2005

/s/ GEORGE L. MILES, JR. George L. Miles, Jr.	Director	March 4, 2005

/s/ SANDRA BEACH LIN Sandra Beach Lin	Director	March 4, 2005

/s/ WILLIAM J. VARESCHI, JR. William J. Vareschi, Jr.	Director	March 4, 2005

Schedule II–Valuation and Qualifying Accounts

	Col. A	Col. B	Col. C	Col. D	Col. E
		(In thousands)
	Balance at		Charged to Other		Balance at End
	Beginning of Period	Charged to Expense	Accounts	Deductions (1)	of Period
Allowance for doubtful accounts:
Year ended December 31, 2004	$11,422	$5,824		$(4,765)	$12,481
Year ended December 31, 2003	10,261	10,229		(9,068)	11,422
Year ended December 31, 2002	11,816	8,962		(10,517	10,261

(1)	Includes a reduction in the allowance for doubtful accounts due to write-off of accounts receivable.

	Col. A	Col. B	Col. C	Col. D	Col. E
		(In thousands)
	Balance at		Charged to Other		Balance at End
	Beginning of Period	Charged to Expense	Accounts	Deductions (1)	of Period
Inventory reserve:
Year ended December 31, 2004	$9,759	$5,500		$(5,189)	$10,070
Year ended December 31, 2003	11,873	5,005		(7,119)	9,759
Year ended December 31, 2002	16,795	5,459		(10,381)	11,873

(1)	Includes a reduction in the inventory reserve due to disposal of inventory.

S-1