Form 10-Q
period 2005-03-31
WESCO INTERNATIONAL INC
filed 2005-05-09
CIK 929008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD

from______ to ______

For the quarterly period ended March 31, 2005

Commission file number 001-14989

WESCO International, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	25-1723342 (IRS Employer Identification No.)

225 West Station Square Drive Suite 700 Pittsburgh, Pennsylvania 15219 (Address of principal executive offices)	(412) 454-2200 (Registrant’s telephone number, including area code)

N/A

(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for at least the past 90 days. Yes ☑ No ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☑ No ☐.

As of April 29, 2005, WESCO International, Inc. had 46,972,800 shares common stock outstanding.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31	December 31
Dollars in thousands, except share data	2005	2004

Assets
Current Assets:
Cash and cash equivalents	$18,765	$34,523
Trade accounts receivable, net of allowance for doubtful accounts of $11,987 and $12,481 in 2005 and 2004, respectively (Note 4)	339,613	383,364
Other accounts receivable	14,771	30,237
Inventories, net	384,851	387,339
Current deferred income taxes	4,528	3,920
Income taxes receivable	7,627	6,082
Prepaid expenses and other current assets	9,410	9,451

Total current assets	779,565	854,916

Property, buildings and equipment, net	93,467	94,742
Goodwill	401,591	401,610
Other assets	4,903	5,587

Total assets	$1,279,526	$1,356,855

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$488,728	$455,821
Accrued payroll and benefit costs	27,231	43,350
Current portion of long-term debt (Note 5)	31,432	31,413
Deferred acquisition payable	1,013	1,014
Other current liabilities	34,831	32,647

Total current liabilities	583,235	564,245

Long-term debt (Note 5)	268,079	386,173
Long-term deferred acquisition payable	1,013	2,026
Other noncurrent liabilities	9,425	7,904
Deferred income taxes	42,741	42,954

Total liabilities	904,493	1,003,302

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $.01 par value; 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 210,000,000 shares authorized, 51,022,489 and 50,483,970 shares issued in 2005 and 2004, respectively	510	505
Class B nonvoting convertible common stock, $.01 par value; 20,000,000 shares authorized, 4,339,431 issued in 2005 and 2004; no shares outstanding	43	43
Additional capital	687,333	676,465
Retained earnings (deficit)	(260,514)	(271,858)
Treasury stock, at cost; 8,413,853 and 8,407,790 shares in 2005 and 2004, respectively	(61,630)	(61,449)
Accumulated other comprehensive income	9,291	9,847

Total stockholders’ equity	375,033	353,553

Total liabilities and stockholders’ equity	$1,279,526	$1,356,855

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months
	Ended March 31
Dollars in thousands, except share data	2005	2004

Net sales	$990,871	$847,793
Cost of goods sold (excluding depreciation and amortization below)	805,689	686,941

Gross profit	185,182	160,852

Selling, general and administrative expenses	142,681	129,588
Depreciation and amortization	3,939	5,005

Income from operations	38,562	26,259

Interest expense, net	9,125	9,979
Loss on debt extinguishment (Note 5)	10,051	—
Other expenses (Note 4)	2,015	1,076

Income before income taxes	17,371	15,204

Provision for income taxes	6,027	5,483

Net income	$11,344	$9,721

Earnings per share:

Basic:	$0.24	$0.24

Diluted:	$0.23	$0.23

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31
In thousands	2005	2004

Operating Activities:
Net income	$11,344	$9,721
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on debt extinguishment(excluding premium of $8,168)	1,883	—
Depreciation and amortization	3,940	5,005
Accretion of original issue and amortization of purchase discounts	493	700
Amortization of debt issuance costs	286	387
Deferred income taxes	(821)	(55)
Amortization of gain on interest rate swap	(228)	(228)
Stock option expense	1,658	363
Gain on the sale of property, buildings and equipment	(7)	—
Changes in assets and liabilities
Change in receivables facility	90,500	(10,000)
Trade and other receivables	(31,931)	(43,970)
Inventories	2,037	(28,528)
Prepaid expenses and other current assets	3,216	6,637
Accounts payable	33,496	69,018
Accrued payroll and benefit costs	(16,119)	(8,602)
Other current and noncurrent liabilities	2,806	7,282

Net cash provided by operating activities	102,553	7,730

Investing Activities:
Capital expenditures	(2,703)	(2,655)
Acquisition payments	(1,014)	—

Net cash used by investing activities	(3,717)	(2,655)

Financing Activities:
Proceeds from issuance of long-term debt	109,000	57,600
Repayments of long-term debt	(227,778)	(57,879)
Redemption of stock options	—	(20,144)
Proceeds from the exercise of stock options	4,337	1,743

Net cash used by financing activities	(114,441)	(18,680)

Effect of exchange rate changes on cash and cash equivalents	(153)	(90)

Net change in cash and cash equivalents	(15,758)	(13,695)
Cash and cash equivalents at the beginning of period	34,523	27,495

Cash and cash equivalents at the end of period	$18,765	$13,800

Supplemental disclosures:
Non-cash financing activities:
Decrease (increase) in fair value of outstanding interest rate swaps	$1,107	$(2,440)

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. ORGANIZATION

     WESCO International, Inc. and its subsidiaries (collectively, “WESCO”), headquartered in Pittsburgh, Pennsylvania, is a full-line distributor of electrical supplies and equipment and is a provider of integrated supply procurement services. WESCO currently operates approximately 350 branch locations and five distribution centers located in the United States, Canada, Mexico, Puerto Rico, Guam, the United Kingdom, Nigeria, United Arab Emirates and Singapore.

2. ACCOUNTING POLICIES

     Basis of Presentation

     The unaudited condensed consolidated financial statements include the accounts of WESCO and all of its subsidiaries and have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in WESCO’s 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

     The unaudited condensed consolidated balance sheet as of March 31, 2005, the unaudited condensed consolidated statements of income for the three months ended March 31, 2005 and March 31, 2004, respectively, and the unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2005 and March 31, 2004, respectively, in the opinion of management, have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of the results of the interim periods. All adjustments reflected in the unaudited condensed consolidated financial statements are of a normal recurring nature unless indicated. Results for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

     Gross Profit

     Our calculation of gross profit is net sales less cost of goods sold. Cost of goods sold include our cost of the products sold and excludes cost for selling, general and administrative expenses and depreciation and amortization which are reported separately in the statement of income.

     Stock-Based Compensation

     During the year ended December 31, 2003, WESCO adopted the measurement provisions of SFAS No. 123, Accounting for Stock-Based Compensation. This change in accounting method was applied on a prospective basis in accordance with SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS No. 123. Stock options awarded prior to 2003 are accounted for under the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The Company recognized $1.7 million and $0.4 million of compensation expense for the three months ended March 31, 2005 and 2004, respectively. There were no options granted during the three months ended March 31, 2005 and March 31, 2004.

     The following table presents the pro forma results as if the fair-value based method of accounting for stock-based awards had been applied to all outstanding options:

	Three months ended March 31
	2005	2004

Dollars in thousands, except share data
Net income reported	$11,344	$9,721
Add: Stock-based compensation expense included in reported net income, net of related tax	1,043	236
Deduct: Stock-based employee compensation expense determined under SFAS No. 123 for all awards, net of related tax	1,236	429

	Three months ended March 31
	2005	2004

Pro forma net income	$11,151	$9,528
Earnings per share:
Basic as reported	$0.24	$0.24
Basic pro forma	$0.24	$0.23
Diluted as reported	$0.23	$0.23
Diluted pro forma	$0.23	$0.22

     Recent Accounting Pronouncements

     In May 2004, the FASB issued FASB Staff Position (FSP) No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (FSP 109-2) which provides guidance under SFAS No. 109, Accounting for Income Taxes, with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the Jobs Act) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. We have no plans to make an election under this act to repatriate foreign earnings. Accordingly, as provided for in FSP 109-2, we have not adjusted our tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act.

     In December 2004, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 123R, Share- Based Payment. This statement is a revision of SFAS Statement No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R addresses all forms of share based payment (“SBP”) awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS No.123R, SBP awards result in a cost that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest and will be reflected as compensation expense in the financial statements. In addition, this statement will apply to unvested options granted prior to the effective date. This new standard is effective for annual reporting periods that begin after June 15, 2005. WESCO is currently evaluating the effect that implementation of the new standard will have on its financial position, results of operations, and cash flows.

3. EARNINGS PER SHARE

     The following table sets forth the details of basic and diluted earnings per share:

	Three Months Ended March 31
Dollars in thousands, except per share amounts	2005	2004
Net income reported	$11,344	$9,721

Weighted average common shares outstanding used in computing basic earnings per share	46,694,626	41,144,791
Common shares issuable upon exercise of dilutive stock options	2,531,515	1,646,390

Weighted average common shares outstanding and common share equivalents used in computing diluted earnings per share	49,226,141	42,791,181

Earnings per share:
Basic	$0.24	$0.24
Diluted	$0.23	$0.23

     Equity awards to purchase 0.9 million shares of common stock at an exercise price of $24.02 per share that were outstanding as of March 31, 2005 and were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the period presented.

4. ACCOUNTS RECEIVABLE SECURITIZATION

     WESCO maintains an accounts receivable securitization program (“Receivables Facility”) that had a total purchase commitment of $325 million as of March 31, 2005 and December 31, 2004. The facility provides for a $190 million purchase commitment with a term of 364 days and a $135 million purchase commitment with a term of three years. Under the Receivables Facility, WESCO sells, on a continuous basis, an undivided interest in all domestic accounts receivable to WESCO Receivables Corporation, a wholly owned, special purpose entity (“SPC”). The SPC sells without recourse to a third-party conduit all the eligible receivables while maintaining a subordinated interest, in the form of overcollateralization, in a portion of the receivables. WESCO has agreed to continue servicing the sold receivables for the financial institution at market rates; accordingly, no servicing asset or liability has been recorded.

     As of March 31, 2005 and December 31, 2004, accounts receivable eligible for securitization totaled approximately $410 million and $420 million, respectively, of which the subordinated retained interest was approximately $112 million and $212 million, respectively. Accordingly, approximately $298 million and $208 million of accounts receivable balances were removed from the consolidated balance sheets at March 31, 2005 and December 31, 2004, respectively. Costs associated with the Receivables Facility totaled $2.0 million and $1.1 million for the three months ended March 31, 2005 and March 31, 2004, respectively. These amounts are recorded as other expenses in the consolidated statements of income and are primarily related to the discount and loss on the sale of accounts receivables, partially offset by related servicing revenue.

     The key economic assumptions used to measure the retained interest at the date of the securitization for securitizations completed in 2005 were a discount rate of 2.0% and an estimated life of 1.5 months. At March 31, 2005, an immediate adverse change in the discount rate or estimated life of 10% and 20% would result in a reduction in the fair value of the retained interest of $0.1 million and $0.2 million, respectively. These sensitivities are hypothetical and should be used with caution. Changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this example, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another.

5. LONG-TERM DEBT

     On March 1, 2005, we redeemed $123.8 million in aggregate principal amount of our senior subordinated notes at a loss of $10.1 million resulting from the payment of the call premium and the write-off of the unamortized original issue discount and debt issue costs. As of March 31, 2005, we had remaining $199.7 million in principal amount of the 9 1/8% Senior Subordinated Notes due 2008 that were issued in June 1998.

6. COMPREHENSIVE INCOME

     The following table sets forth comprehensive income and its components:

	Three Months Ended
	March 31
In thousands	2005	2004

Net income	$11,344	$9,721
Foreign currency translation adjustment	(556)	(360)

Comprehensive income	$10,788	$9,361

7. INCOME TAXES

     The following table sets forth the reconciliation between the federal statutory income tax rate and the effective rate:

	Three Months Ended
	March 31
	2005	2004

Federal statutory rate	35.0%	35.0%
State taxes, net of federal tax benefit	2.1	0.5
Nondeductible expenses	0.8	1.6
Domestic tax benefit from foreign operations	(0.3)	(0.2)
Foreign tax rate differences(1)	(2.9)	(0.8)

	34.7%	36.1%

(1)Included in the three months ended March 31, 2005 is a benefit of $0.5 million from the recapitalization of our Canadian operations.

8. OTHER FINANCIAL INFORMATION (Unaudited)

     WESCO Distribution, Inc. has issued $400 million of 9 1/8% Senior Subordinated Notes due 2008. As of March 31, 2005, $200.3 million of the aggregate principal amount has been redeemed by WESCO. The senior subordinated notes are fully and unconditionally guaranteed by WESCO International, Inc. on a subordinated basis to all existing and future senior indebtedness of WESCO International, Inc. Condensed consolidating financial information for WESCO International, Inc., WESCO Distribution, Inc. and the non-guarantor subsidiaries are as follows:

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS

	March 31, 2005
	(In thousands)
	WESCO			Consolidating and
	International,	WESCO	Non-Guarantor	Eliminating
	Inc.	Distribution,Inc.	Subsidiaries	Entries	Consolidated

Cash and cash equivalents	$1	$7,768	$10,996	$—	$18,765
Trade accounts receivable	—	21,687	317,926	—	339,613
Inventories	—	320,465	64,386	—	384,851
Other current assets	—	22,167	25,693	(11,524)	36,336

Total current assets	1	372,087	419,001	(11,524)	779,565
Intercompany receivables, net	—	126,368	96,632	(223,000)	—
Property, buildings and equipment, net	—	25,955	67,512	—	93,467
Goodwill	—	363,045	38,546	—	401,591
Investments in affiliates and other noncurrent assets	598,032	477,164	2,851	(1,073,144)	4,903

Total assets	$598,033	$1,364,619	$624,542	$(1,307,668)	$1,279,526

Accounts payable	$—	$407,299	$81,429	$—	$488,728
Other current liabilities	—	91,489	14,542	(11,524)	94,507

Total current liabilities	—	498,788	95,971	(11,524)	583,235
Intercompany payables, net	223,000	—	—	(223,000)	—
Long-term debt	—	218,986	49,093	—	268,079
Other noncurrent liabilities	—	48,813	4,366	—	53,179
Stockholders’ equity	375,033	598,032	475,112	(1,073,144)	375,033

Total liabilities and stockholders’ equity	$598,033	$1,364,619	$624,542	$(1,307,668)	$1,279,526

	December 31, 2004
	(In thousands)
	WESCO			Consolidating and
	International,	WESCO	Non-Guarantor	Eliminating
	Inc.	Distribution,Inc.	Subsidiaries	Entries	Consolidated

Cash and cash equivalents	$1	$15,974	$18,548	$—	$34,523
Trade accounts receivable	—	18,077	365,287	—	383,364
Inventories	—	326,194	61,145	—	387,339
Other current assets	—	31,152	27,313	(8,775)	49,690

Total current assets	1	391,397	472,293	(8,775)	854,916
Intercompany receivables, net	—	210,406	26,729	(237,135)	—
Property, buildings and equipment, net	—	26,403	68,339	—	94,742
Goodwill	—	363,045	38,565	—	401,610
Investments in affiliates and other noncurrent assets	590,687	463,489	2,971	(1,051,560)	5,587

Total assets	$590,688	$1,454,740	$608,897	$(1,297,470)	$1,356,855

Accounts payable	$—	$376,932	$78,889	$—	$455,821
Other current liabilities	—	101,989	15,210	(8,775)	108,424

Total current liabilities	—	478,921	94,099	(8,775)	564,245
Intercompany payables, net	237,135	—	—	(237,135)	—
Long-term debt	—	336,782	49,391	—	386,173
Other noncurrent liabilities	—	48,350	4,534	—	52,884
Stockholders’ equity	353,553	590,687	460,873	(1,051,560)	353,553

Total liabilities and stockholders’ equity	$590,688	$1,454,740	$608,897	$(1,297,470)	$1,356,855

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Three Months Ended March 31, 2005
	(In thousands)
				Consolidating
	WESCO			and
	International,	WESCO	Non-Guarantor	Eliminating
	Inc.	Distribution,Inc.	Subsidiaries	Entries	Consolidated

Net sales	$—	$836,409	$154,462	$—	$990,871
Cost of goods sold	—	681,937	123,752	—	805,689
Selling, general and administrative expenses	1	123,200	19,480	—	142,681
Depreciation and amortization	—	3,251	688	—	3,939
Results of affiliates’ operations	7,901	14,239	—	(22,140)	—
Interest expense (income), net	(5,299)	12,200	2,224	—	9,125
Loss on debt extinguishment	—	10,051	—	—	10,051
Other (income) expense	—	8,724	(6,709)	—	2,015
Provision for income taxes	1,855	3,384	788	—	6,027

Net income (loss)	$11,344	$7,901	$14,239	$(22,140)	$11,344

	Three Months Ended March 31, 2004
	(In thousands)
				Consolidating
	WESCO			and
	International,	WESCO	Non-Guarantor	Eliminating
	Inc.	Distribution,Inc.	Subsidiaries	Entries	Consolidated

Net sales	$—	$727,770	$120,023	$—	$847,793
Cost of goods sold	—	590,493	96,448	—	686,941
Selling, general and administrative expenses	—	111,551	18,037	—	129,588
Depreciation and amortization	—	4,200	805	—	5,005
Results of affiliates’ operations	7,839	7,154	—	(14,993)	—
Interest expense (income), net	(2,891)	13,815	(945)	—	9,979
Other (income) expense	—	6,045	(4,969)	—	1,076
Provision for income taxes	1,009	981	3,493	—	5,483

Net income (loss)	$9,721	$7,839	$7,154	$(14,993)	$9,721

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2005
	(In thousands)
				Consolidating
	WESCO			and
	International,	WESCO	Non-Guarantor	Eliminating
	Inc.	Distribution,Inc.	Subsidiaries	Entries	Consolidated

Net cash (used) provided by operating activities	$9,798	$99,815	$(7,060)	$—	$102,553
Investing activities:
Capital expenditures	—	(2,663)	(40)		(2,703)
Acquisition payments	—	(1,014)	—	—	(1,014)

Net cash used by investing activities	—	(3,677)	(40)	—	(3,717)
Financing activities:
Net borrowings (repayments)	(14,135)	(104,344)	(299)	—	(118,778)
Equity transactions	4,337	—	—	—	4,337

Net cash provided (used) by financing activities	(9,798)	(104,344)	(299)	—	(114,441)

Effect of exchange rate changes on cash and cash equivalents	—	—	(153)	—	(153)
Net change in cash and cash equivalents	—	(8,206)	(7,552)	—	(15,758)
Cash and cash equivalents at the beginning of year	1	15,974	18,548	—	34,523

Cash and cash equivalents at the end of period	$1	$7,768	$10,996	$—	$18,765

	Three Months Ended March 31, 2004
	(In thousands)
				Consolidating
	WESCO			and
	International,	WESCO	Non-Guarantor	Eliminating
	Inc.	Distribution,Inc.	Subsidiaries	Entries	Consolidated

Net cash provided (used) by operating activities	$(7,856)	$15,190	$396	$—	$7,730
Investing activities:
Capital expenditures	—	(2,447)	(208)	—	(2,655)

Net cash used by investing activities	—	(2,447)	(208)	—	(2,655)
Financing activities:
Net borrowings (repayments)	26,256	(26,256)	(279)	—	(279)
Redemption of stock options	(20,144)	—	—	—	(20,144)
Equity transactions	1,743	—	—	—	1,743

Net cash (used) provided by financing activities	7,855	(26,256)	(279)	—	(18,680)

Effect of exchange rate changes on cash and cash equivalents	—	—	(90)	—	(90)
Net change in cash and cash equivalents	(1)	(13,513)	(181)	—	(13,695)
Cash and cash equivalents at the beginning of year	1	16,421	11,073	—	27,495

Cash and cash equivalents at the end of period	$—	$2,908	$10,892	$—	$13,800

     Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the information in the unaudited condensed consolidated financial statements and notes thereto included herein and WESCO International Inc.’s Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in its 2004 Annual Report on Form 10-K.

Company Overview

     WESCO is a full-line distributor of electrical supplies and equipment and is a provider of integrated supply procurement services. WESCO currently operates approximately 350 full service branches and five distribution centers located in the United States, Canada, Mexico, Puerto Rico, Guam, the United Kingdom, Nigeria, United Arab Emirates and Singapore. We serve over 100,000 customers worldwide, offering over 1,000,000 products from over 24,000 suppliers. Our diverse customer base includes a wide variety of industrial companies; contractors for industrial, commercial and residential projects; utility companies, and commercial, institutional and governmental customers. Approximately 87% of our net sales are generated from operations in the U.S., 11% from Canada and the remainder from other countries.

     Sales growth, along with positive impact from our cost improvement initiatives contributed to improved financial results for the first three months of 2005. Sales increased 16.9% over the same period last year and the gross margin of 18.7% was the same as the fourth quarter of 2004 and was slightly below the first quarter of 2004 of 19.0% due to a shift in mix of business. Operating income improved by 46.9% compared with last year’s comparable period and the current quarter’s net income was $11.3 million versus $9.7 million in last year’s first quarter. Operating income improvement was driven by cost control and improved leverage on the sales growth.

Cash Flow

     We generated $102.6 million in operating cash flow during the first quarter of 2005. Included in this amount was a $90.5 million cash inflow from an increase in our Receivables Facility. During the quarter we redeemed $123.8 million of our senior subordinated notes at a pretax loss of $10.1 million and paid $1.0 million pursuant to the terms of an acquisition purchase agreement.

Financing Availability

     As of March 31, 2005, we had approximately $173 million in available borrowing capacity under our revolving credit facility.

Outlook

     Improvements in operations and our capital structure made in 2004 have positioned us well for 2005. Though we continue to see improvements in the macroeconomic data that reflect activity levels in our major end markets, capital spending in the manufacturing and construction markets we serve are still somewhat below the levels experienced in 1999 and 2000. Even with improvement, we anticipate a lag before we see a broad-based increase in capital spending. Accordingly, we continue to focus on selling and marketing initiatives to increase market share, margin expansion and cost containment as we drive to improve our operating performance for the rest of 2005.

Critical Accounting Policies and Estimates

     During the first quarter of 2005, there were no significant changes to our Critical Accounting Policies and Estimates referenced in the 2004 Annual Report on Form 10-K.

     Gross Profit

     Our calculation of gross profit is net sales less cost of goods sold. Cost of goods sold include our cost of the products sold and excludes cost for selling, general and administrative expenses and depreciation and amortization which are reported separately in the statement of income.

Results of Operations

First Quarter of 2005 versus First Quarter of 2004

     The following table sets forth the percentage relationship to net sales of certain items in our condensed consolidated statements of income for the periods presented:

	Three Months Ended March 31
	2005	2004

Net sales	100.0%	100.0%
Gross profit	18.7	19.0
Selling, general and administrative expenses	14.4	15.3
Depreciation and amortization	0.4	0.6

Income from operations	3.9	3.1
Interest expense	0.9	1.1
Loss on debt extinguishment	1.0	0.0
Other expense	0.3	0.2

Income before income taxes	1.7	1.8
Provision for income taxes	0.6	0.7

Net income	1.1%	1.1%

     Net sales in the first quarter of 2005 totaled $990.9 million versus $847.8 million in the comparable period for 2004, a 16.9% increase. Approximately 14% of the increase in sales was attributable to stronger demand resulting from improving economic activity. The remaining portion of the increase was split between commodity price increases and the change in the Canadian dollar.

     Gross profit for the first quarter of 2005 was $185.2 million versus $160.9 million for the 2004 first quarter, and gross margin percentage of net sales was 18.7% versus 19.0% last year. The gross margin percentage decline was primarily due to a change in sales mix as price increases from suppliers were effectively passed through to our customer base.

     Selling, general and administrative (“SG&A”) expenses in the first quarter of 2005 totaled $142.7 million versus $129.6 million in last year’s comparable quarter. Total payroll expense increased approximately $10.8 million over last year’s first quarter principally from increased health care and benefits costs of $3.7 million, increased variable incentive compensation costs of $3.8 million and increased stock option expense of $1.3 million. Shipping and handling expense included in SG&A was $9.9 million in the first quarter of 2005 compared with $8.6 million in last year’s first quarter. As a percentage of net sales, SG&A expenses decreased to 14.4% from 15.3% in the prior year quarter reflecting the leverage of higher sales volume and the continuous improvements resulting from the implementation of our LEAN initiatives.

     Depreciation and amortization for the first quarter of 2005 was $3.9 million versus $5.0 million in last year’s comparable quarter. Depreciation decreased $0.9 million in 2005 compared to 2004 as a result of less depreciation related to relatively higher levels of capital expenditures in 1999 and 2000 becoming fully depreciated.

     Interest expense totaled $9.1 million for the first quarter of 2005 versus $10.0 million in last year’s comparable quarter, a decrease of 8.6%. The decline was due to a lower amount of average indebtedness outstanding during the current quarter as compared to the first quarter of 2004 offset somewhat by a slightly higher effective interest rate.

     On March 1, 2005, we redeemed $123.8 million in aggregate principal amount of our senior subordinated notes at a loss of $10.1 million resulting from the payment of the call premium and the write-off of the unamortized original issue discount and debt issue costs.

     Other expense during the first quarter of 2005 increased to $2.0 million versus $1.1 million in 2004, reflecting costs associated with the Receivables Facility resulting from an increase in the average of the accounts receivable sold for the first quarter of 2005 to $263.8 million versus $227.2 million in last year’s comparable quarter.

     Income tax expense totaled $6.0 million in the first quarter of 2005 and the effective tax rate was 34.7% compared to 36.1% in 2004. The current quarter’s effective tax rate differed from the statutory rate primarily as a result of an increase in state taxes due to higher state taxable income in the first quarter of 2004 compared to the same quarter in 2005 and a decrease in foreign taxes resulting from the recapitalization of the Canadian operations. The effective tax rate in the first quarter of 2004 differed from the statutory rate primarily as a result of the effect of nondeductible expenses.

     For the first quarter of 2005, net income increased by $1.6 million to $11.3 million, or $0.23 per diluted share, compared with $9.7 million and $0.23 per diluted share, in the first quarter of 2004. The increase in net income was primarily attributable to increased sales, and decreases in the selling, general and administrative expenses as a percent of net sales, depreciation and amortization and the effective tax rate offset by the loss from debt extinguishment.

Liquidity and Capital Resources

     Total assets were $1.3 billion and $1.4 billion at March 31, 2005 and December 31, 2004, respectively. During the first quarter of 2005, total liabilities decreased $98.8 million to $904.5 million. This net decrease was primarily due to a decrease in accrued payroll and benefit costs of $16.1 million from the payment in 2005 related to 2004 management incentive compensation and a decrease of $118.1 million in long-term debt from the repurchase of $123.8 million of the Company’s senior subordinated notes, partially offset by an increase of $32.9 million in accounts payable due to higher sales volume.

     Our liquidity needs arise from seasonal working capital requirements, capital expenditures, acquisitions and debt service obligations. In addition, certain of our acquisition agreements contain earn-out provisions based principally on future earnings targets, only one of which could require a significant payment. Management estimates these payments could range up to $17 million and could be made in multiple payments between 2006 and 2008.

     We finance our operating and investing needs, as follows:

     Mortgage Financing Facility

     In February 2003, WESCO finalized a $51 million mortgage financing facility, $49.1 million of which was outstanding as of March 31, 2005. Borrowings under the mortgage financing are collateralized by 75 domestic properties and are subject to a 22-year amortization schedule with a balloon payment due at the end of the 10-year term. Interest rates on borrowings under this facility are fixed at 6.5%.

     Revolving Credit Facility

     In March 2002, WESCO Distribution, Inc. entered into a $290 million revolving credit agreement that is collateralized by substantially all inventory owned by WESCO and also by the accounts receivable of WESCO Distribution Canada LLP. During 2003, we reduced the size of this revolving credit facility to $200 million. Availability under the facility, which matures in 2007, is limited to the amount of U.S. and Canadian eligible inventory and Canadian receivables applied against certain advance rates. Depending upon the amount of excess availability under the facility, interest is calculated at LIBOR plus a margin that ranges between 2.0% to 2.75% or at the Index Rate (prime rate published by The Wall Street Journal) plus a margin that ranges between 0.5% to 1.25%. As long as the average daily excess availability for both the preceding and projected succeeding 90-day period is greater than $50 million, then we would be permitted to make acquisitions and repurchase outstanding public stock and bonds.

     The above permitted transactions would also be allowed if such excess availability is between $25 million and $50 million and our fixed charge coverage ratio, as defined by the agreement, is at least 1.25 to 1.0 after taking into consideration the permitted transaction. Additionally, if excess availability under the agreement is less than $50 million, then we must maintain a fixed charge coverage ratio of 1.1 to 1.0. At March 31, 2005, the interest rate was 4.7%. We were in compliance with all such covenants as of March 31, 2005. Under the revolving credit facility during the first quarter of 2005, borrowings were $109.0 million and repayments were $108.2 million with an outstanding balance of $0.8 million at March 31, 2005 and approximately $173 million in availability.

     Senior Notes

     On March 1, 2005, we redeemed $123.8 million in aggregate principal amount of our senior subordinated notes at a loss of $10.1 million resulting from the payment of the call premium and the write-off of the unamortized original issue discount and debt issue costs. As of March 31, 2005, we had remaining $199.7 million in principal amount of the 9 1/8% Senior Subordinated Notes due 2008 that were issued in June 1998.

     Interest Rate Swap Agreements

     In September 2003, we entered into a $50 million interest rate swap agreement and in December 2003, we entered into two additional $25 million interest rate swap agreements. These agreements have terms expiring concurrently with the maturity of our 9 1/8% senior subordinated notes and were entered into with the intent of converting $100 million of the senior subordinated notes from a fixed-to-floating rate. Pursuant to these agreements, we receive semi-annual fixed interest payments at the rate of 9.125% commencing December 1, 2003 and make semi-annual variable interest rate payments at six-month LIBOR rates plus a premium in arrears. The LIBOR rates in the agreements reset every six months and at March 31, 2005, the rates ranged from 7.4% to 7.6%. The agreements can be terminated by the counterparty in accordance with a redemption schedule that is consistent with the redemption schedule for the senior subordinated notes.

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

Cash Flow

     Operating Activities. Cash provided by operating activities during the first quarter of 2005 totaled $102.6 million compared to $7.7 million in the prior year. Cash provided by operating activities during the first quarter of 2005 and for the same period in 2004, included cash inflows of $90.5 million and cash outflows of $10.0 million, respectively, associated with changes related to our Receivables Facility. Cash generated by net income of $11.3 million and adjustments for non cash items of $7.2 million for the first quarter of 2005 totaled $18.5 million as compared to cash generated by net income of $9.7 million and adjustments for non cash items of $6.2 million for the first quarter of 2004 totaled $15.9 million. During the first quarter of 2005 and 2004, cash inflows from increases in accounts payable of $33.5 million and $69.0 million, respectively, were offset by a use of cash for increased accounts receivable of $31.9 million and $44.0 million, respectively. During the first quarter of 2005 and 2004, use of cash for the combined changes in inventories, prepaid expenses, accrued payroll and benefits and other current and noncurrent liabilities was $8.1 million and $23.2 million, respectively.

     Investing Activities. Net cash used in investing activities for the first quarter of 2005 and 2004 was $3.7 million and $2.7 million respectively. Capital expenditures of $2.7 million were incurred during the first quarter of both 2005 and 2004. Also included in 2005 was an expenditure of $1.0 million pursuant to the terms of an acquisition purchase agreement.

     Financing Activities. Net cash used by financing activities for the first quarter of 2005 and 2004 was $114.4 million and $18.7 million, respectively. During the first quarter of 2005 we redeemed $123.8 million in aggregate principal amount of senior subordinated notes. Proceeds and repayments from long-term debt, inclusive of the redemption of the senior subordinated notes in 2005, were $109.0 million and $227.8 million, respectively, and $57.6 million and $57.9 million in 2004. During the first quarter of 2004, $20.1 million in cash payments were made to certain employees for the redemption of stock options.

Contractual Cash Obligations and Other Commercial Commitments

     There have not been any material changes in our contractual obligations and other commercial commitments that would require an update to the disclosure provided in our Form 10-K for the year-ended December 31, 2004.

Off-Balance Sheet Arrangements

Accounts Receivable Securitization Program

     The current accounts receivable securitization facility provides for a $190 million purchase commitment with a term of 364 days, expiring August 30, 2005, and a $135 million purchase commitment with a term of three years expiring August 27, 2007. Presently, we expect the $190 million portion of the facility to be renewed in August 2005. Under the Receivables Facility, WESCO sells, on a continuous basis, to WESCO Receivables Corporation, a wholly owned special purpose company (“SPC”), an undivided interest in all domestic accounts receivable. The SPC sells without recourse to a third-party conduit, all the eligible receivables while maintaining a subordinated interest, in the form of overcollateralization, in a portion of the receivables. We have agreed to continue servicing the sold receivables for the financial institution at market rates; accordingly, no servicing asset or liability has been recorded. As of March 31, 2005, $298.5 million in funding was outstanding under the Receivables Facility which was equal to the availability.

Inflation

     The rate of inflation, as measured by changes in the consumer price index, did not have a material effect on the sales or operating results of the Company during the periods presented. However, inflation in the future could affect the Company’s operating costs. Price changes from suppliers have historically been consistent with inflation and have not had a material impact on the Company’s results of operations.

Seasonality

     The Company’s operating results are affected by certain seasonal factors. Sales are typically at their lowest during the first quarter due to a reduced level of activity during the winter months. Sales increase during the warmer months beginning in March and continuing through November. Sales drop again slightly in December as the weather cools and also as a result of a reduced level of activity during the holiday season. As a result, the Company reports sales and earnings in the first quarter that are generally lower than that of the remaining quarters.

Impact of Recently Issued Accounting Standards

     In May 2004, the FASB issued FASB Staff Position (FSP) No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (FSP 109-2) which provides guidance under SFAS No. 109, Accounting for Income Taxes, with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the Jobs Act) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. We have no plans to make an election under this act to repatriate foreign earnings. Accordingly, as provided for in FSP 109-2, we have not adjusted our tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act.

     In December 2004, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 123R, Share- Based Payment. This statement is a revision of SFAS Statement No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R addresses all forms of share based payment (“SBP”) awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS No.123R, SBP awards result in a cost that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest and will be reflected as compensation expense in the financial statements. In addition, this statement will apply to unvested options granted prior to the effective date. This new standard is effective for annual reporting periods that begin after June 15, 2005. WESCO is currently evaluating the effect that implementation of the new standard will have on its financial position, results of operations, and cash flows.

Forward-Looking Statements

     From time to time in this report and in other written reports and oral statements, references are made to expectations regarding our future performance. When used in this context, the words “anticipates,” “plans,” “believes,” “estimates,” “intends,” “expects,” “projects,” “will” and similar expressions may identify forward-looking statements, although not all forward-looking statements contain such words. Such statements including, but not limited to, our statements regarding our business strategy, growth strategy, productivity and profitability enhancement, new product and service introductions and liquidity and capital resources are based on management’s beliefs, as well as on assumptions made by, and information currently available to, management, and involve various risks and uncertainties, certain of which are beyond our control. Our actual results could differ materially from those expressed in any forward-looking statement made by or on our behalf. In light of these risks and uncertainties there can be no assurance that the forward-looking information will in fact prove to be accurate. Factors that might cause actual results to differ from such forward-looking statements include, but are not limited to, an increase in competition, the amount of outstanding indebtedness, the availability of appropriate acquisition opportunities, availability of key products, functionality of information systems, international operating environments and other risks that are described in our Annual Report on Form 10-K for the year ended December 31, 2004 which are incorporated by reference herein or other documents subsequently filed with the Securities and Exchange Commission. We have undertaken no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

     There have not been any material changes to our exposures to market risk during the quarter ended March 31, 2005 that would require an update to the disclosures provided in our Form 10-K for the year-ended December 31, 2004.

     At March 31, 2005 the net fair value of interest-rate-related derivatives designated as fair value hedges of debt was a liability of $1.6 million.

Item 4. Controls and Procedures

     An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by WESCO in reports that it files under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. There have been no significant changes in internal control over financial reporting that occurred during the first quarter, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information

Item 1. Legal Proceedings

     From time to time, a number of lawsuits and claims have been or may be asserted against WESCO relating to the conduct of its business, including routine litigation relating to commercial and employment matters. The outcomes of litigation cannot be predicted with certainty, and some lawsuits, including the matters specified below, may be determined adversely to WESCO. However, management does not believe that the ultimate outcome is likely to have a material adverse effect on WESCO’s financial condition or liquidity, although the resolution in any fiscal quarter of one or more of these matters may have a material adverse effect on WESCO’s results of operations for that period.

     WESCO is a defendant in a lawsuit in a state court in Florida in which a former supplier alleges that WESCO failed to fulfill its commercial obligations to purchase product and seeks substantial monetary damages. WESCO believes that it has meritorious defenses. Discovery is ongoing. The court has scheduled the case for trial in August 2005.

     WESCO is a defendant in a suit filed in federal district court in northern California alleging antitrust, contract and other claims. Plaintiff, a contractor, alleges that WESCO has monopolized the sale and distribution of certain electrical products in a regulated utility services market. Plaintiff seeks economic and treble damages as well as punitive damages and injunctive relief. WESCO believes that it has meritorious defenses and has asserted counterclaims for breach of contract. Discovery has been extended until late 2005.

Item 6. Exhibits

(a) Exhibits

31.1 Certification of Chief Executive Officer pursuant to Rules 13a-14(a) promulgated under the Exchange Act.
31.2 Certification of Chief Financial Officer pursuant to Rules 13a-14(a) promulgated under the Exchange Act.
32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

WESCO International, Inc.

Date: May 9, 2005	/s/ Stephen A. Van Oss

Stephen A. Van Oss
Senior Vice President, Chief Financial and
Administrative Officer