Form 10-Q
period 2005-06-30
WESCO INTERNATIONAL INC
filed 2005-08-04
CIK 929008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD from ______ to ______

For the quarterly period ended June 30, 2005
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
As of July 29, 2005, WESCO International, Inc. had 47,099,617 shares of common stock outstanding.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30	December 31
Dollars in thousands, except share data	2005	2004

Assets
Current Assets:
Cash and cash equivalents	$15,021	$34,523
Trade accounts receivable, net of allowance for doubtful accounts of $11,992 and $12,481 in 2005 and 2004, respectively (Note 4)	335,428	383,364
Other accounts receivable	19,599	30,237
Inventories, net	390,099	387,339
Current deferred income taxes	5,299	3,920
Income taxes receivable	2,692	6,082
Prepaid expenses and other current assets	9,383	9,451

Total current assets	777,521	854,916

Property, buildings and equipment, net	94,963	94,742
Goodwill	401,575	401,610
Other assets	5,484	5,587

Total assets	$1,279,543	$1,356,855

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$494,156	$455,821
Accrued payroll and benefit costs	26,707	43,350
Current portion of long-term debt (Note 5)	21,452	31,413
Deferred acquisition payable	1,013	1,014
Other current liabilities	30,144	32,647

Total current liabilities	573,472	564,245

Long-term debt (Note 5)	247,748	386,173
Long-term deferred acquisition payable	1,013	2,026
Other noncurrent liabilities	8,828	7,904
Deferred income taxes	42,739	42,954

Total liabilities	873,800	1,003,302

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $.01 par value; 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 210,000,000 shares authorized, 51,145,889 and 50,483,970 shares issued in 2005 and 2004, respectively	511	505
Class B nonvoting convertible common stock, $.01 par value; 20,000,000 shares authorized, 4,339,431 issued in 2005 and 2004; no shares outstanding	43	43
Additional capital	690,852	676,465
Retained earnings (deficit)	(233,075)	(271,858)
Treasury stock, at cost; 8,413,853 and 8,407,790 shares in 2005 and 2004, respectively	(61,630)	(61,449)
Accumulated other comprehensive income	9,042	9,847

Total stockholders’ equity	405,743	353,553

Total liabilities and stockholders’ equity	$1,279,543	$1,356,855

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
In thousands, except share data	2005	2004	2005	2004

Net sales	$1,062,060	$931,020	$2,052,931	$1,778,814
Cost of goods sold (excluding depreciation and amortization below)	867,474	747,313	1,673,163	1,434,255

Gross profit	194,586	183,707	379,768	344,559

Selling, general and administrative expenses	141,987	136,181	284,668	265,768
Depreciation and amortization	3,684	4,655	7,623	9,661

Income from operations	48,915	42,871	87,477	69,130

Interest expense	6,849	10,148	15,974	19,988
Loss on debt extinguishment (Note 5)	—	1,625	10,051	1,625
Other expenses (Note 4)	3,004	1,292	5,019	2,507

Income before income taxes	39,062	29,806	56,433	45,010

Provision for income taxes	11,623	10,720	17,650	16,203

Net income	$27,439	$19,086	$38,783	$28,807

Earnings per share:
Basis:	$0.58	$0.46	$0.83	$0.70

Diluted	$0.56	$0.44	$0.79	$0.67

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30
In thousands	2005	2004

Operating Activities:
Net income	$38,783	$28,807
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on debt extinguishment (excluding premium in 2005 of $8,168)	1,883	1,625
Depreciation and amortization	7,623	9,661
Accretion of original issue and amortization of purchase discounts	683	1,402
Amortization of debt issuance costs	539	774
Deferred income taxes	(1,594)	(214)
Amortization of gain on interest rate swap	(456)	(456)
Stock option expense	3,128	726
(Gain) loss on the sale of property, buildings and equipment	(32)	15
Changes in assets and liabilities
Change in receivables facility	122,000	75,000
Trade and other receivables	(64,582)	(78,751)
Inventories	(3,594)	(59,920)
Prepaid expenses and other current assets	9,285	14,924
Accounts payable	39,428	79,367
Accrued payroll and benefit costs	(16,643)	(2,918)
Other current and noncurrent liabilities	(1,204)	2,118

Net cash provided by operating activities	135,247	72,160

Investing Activities:
Capital expenditures	(7,887)	(5,219)
Acquisition payments	(1,014)	(30,703)

Net cash used by investing activities	(8,901)	(35,922)

Financing Activities:
Proceeds from issuance of long-term debt	147,400	165,800
Repayments of long-term debt	(297,331)	(203,439)
Redemption of stock options	—	(20,144)
Proceeds from the exercise of stock options	5,259	3,800
Debt issuance costs	(894)	—

Net cash used by financing activities	(145,566)	(53,983)

Effect of exchange rate changes on cash and cash equivalents	(282)	(331)

Net change in cash and cash equivalents	(19,502)	(18,076)
Cash and cash equivalents at the beginning of period	34,523	27,495

Cash and cash equivalents at the end of period	$15,021	$9,419

Supplemental disclosures:
Non-cash financing activities:
Decrease in fair value of outstanding interest rate swaps	$228	$1,498
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
2. ACCOUNTING POLICIES
     Basis of Presentation
     The unaudited condensed consolidated financial statements include the accounts of WESCO and all of its subsidiaries and have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in WESCO’s 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).
     The unaudited condensed consolidated balance sheet as of June 30, 2005, the unaudited condensed consolidated statements of income for the three months and six months ended June 30, 2005 and June 30, 2004, respectively, and the unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2005 and June 30, 2004, respectively, in the opinion of management, have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of the results of the interim periods. All adjustments reflected in the unaudited condensed consolidated financial statements are of a normal recurring nature unless indicated. Results for the interim periods presented are not necessarily indicative of the results to be expected for the full year.
     Gross Profit
     Our calculation of gross profit is net sales less cost of goods sold. Cost of goods sold include our cost of the products sold and excludes cost for selling, general and administrative expenses and depreciation and amortization, which are reported separately in the statement of income.
     Stock-Based Compensation
     During the year ended December 31, 2003, WESCO adopted the measurement provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation. This change in accounting method was applied on a prospective basis in accordance with SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of SFAS No. 123. Stock options awarded prior to 2003 are accounted for under the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The Company recognized $1.5 million and $3.1 million of compensation expense for the three months and six months ended June 30, 2005, respectively. The Company recognized $0.4 million and $0.7 million of compensation expense for the three months and six months ended June 30, 2004, respectively. There were no options granted during the six months ended June 30, 2005 and June 30, 2004.

     The following table presents the pro forma results as if the fair-value based method of accounting for stock-based awards had been applied to all outstanding options:

	Three months		Six months
	Ended June 30		Ended June 30
Dollars in thousands, except share data	2005	2004	2005	2004

Net income, as reported	$27,439	$19,086	$38,783	$28,807
Add: Stock-based employee compensation expense included in reported net income, net of related tax	1,002	236	2,045	472
Deduct: Stock-based employee compensation expense determined under SFAS No. 123 for all awards, net of related tax	1,093	429	2,262	858

Pro forma net income	$27,348	$18,893	$38,566	$28,421
Earnings per share:
Basic as reported	$0.58	$0.46	$0.83	$0.70
Basic pro forma	$0.58	$0.45	$0.82	$0.69
Diluted as reported	$0.56	$0.44	$0.79	$0.67
Diluted pro forma	$0.56	$0.43	$0.79	$0.66
     Recent Accounting Pronouncements
     In May 2005, the Financial Accounting Standards Board issued SFAS No. 154, Accounting Changes and Error Corrections, which changes the requirements for the accounting and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 eliminates the requirement to include the cumulative effect of changes in accounting principle in the income statement and instead requires that changes in accounting principle be retroactively applied. A change in accounting estimate continues to be accounted for in the period of change and future periods if necessary. A correction of an error continues to be reported by restating prior period financial statements. SFAS No. 154 is effective for WESCO for accounting changes and correction of errors made on or after January 1, 2006.
     In December 2004, the FASB issued SFAS No. 123R, Share— Based Payment. This statement is a revision of SFAS Statement No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R addresses all forms of share based payment (“SBP”) awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS No.123R, SBP awards result in a cost that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest and will be reflected as compensation expense in the financial statements. In addition, this statement will apply to unvested options granted prior to the effective date. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the SEC Staff’s interpretation of SFAS No. 123R and provides the Staff’s view regarding interaction between SFAS No. 123R and certain SEC rules and regulations and provides interpretation of the valuation of SBP for public companies. In April 2005, the SEC approved a rule that delays the effective date of SFAS No. 123R for annual, rather than interim, reporting periods that begin after June 15, 2005. WESCO is currently evaluating the effect that implementation of SFAS 123R and SAB 107 will have on its financial position, results of operations, and cash flows.
     In November 2004, the FASB issued SFAS No. 151, Inventory Costs — an amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for normal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This statement becomes effective for fiscal years beginning after June 15, 2005. It is expected that this statement will not have a material effect on our financial statements.
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

3. EARNINGS PER SHARE
     The following table sets forth the details of basic and diluted earnings per share:

	Three Months Ended June 30
Dollars in thousands, except per share amounts	2005	2004

Net income, as reported	$27,439	$19,086

Weighted average common shares outstanding used in computing basic earnings per share	46,982,017	41,562,343
Common shares issuable upon exercise of dilutive stock options	2,192,608	2,158,108

Weighted average common shares outstanding and common share equivalents used in computing diluted earnings per share	49,174,625	43,720,451

Earnings per share:
Basic	$0.58	$0.46
Diluted	$0.56	$0.44

	Six Months Ended June 30
Dollars in thousands, except per share amounts	2005	2004

Net income, as reported	$38,783	$28,807

Weighted average common shares outstanding used in computing basic earnings per share	46,839,115	41,354,040
Common shares issuable upon exercise of dilutive stock options	2,254,776	1,950,382

Weighted average common shares outstanding and common share equivalents used in computing diluted earnings per share	49,093,891	43,304,422

Earnings per share:
Basic	$0.83	$0.70
Diluted	$0.79	$0.67

     Equity awards to purchase 0.8 million shares of common stock at an exercise price of $24.02 per share that were outstanding as of June 30, 2005 were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the three and six month periods ending June 30, 2005.
4. ACCOUNTS RECEIVABLE SECURITIZATION
     WESCO maintains an accounts receivable securitization program (“Receivables Facility”) that had a total purchase commitment of $350 million and $325 million as of June 30, 2005 and December 31, 2004, respectively. On May 11, 2005, the facility was amended to increase the total purchase commitment from $325 million to $350 million with a term of three years. Under the Receivables Facility, WESCO sells, on a continuous basis, an undivided interest in all domestic accounts receivable to WESCO Receivables Corporation, a wholly owned, special purpose entity (“SPC”). The SPC sells without recourse to a third-party conduit all the eligible receivables while maintaining a subordinated interest, in the form of overcollateralization, in a portion of the receivables. WESCO has agreed to continue servicing the sold receivables for the financial institution at market rates; accordingly, no servicing asset or liability has been recorded.
     As of June 30, 2005 and December 31, 2004, accounts receivable eligible for securitization totaled approximately $456 million and $420 million, respectively, of which the subordinated retained interest was approximately $126 million and $212 million, respectively. Accordingly, $330.0 million and $208.0 million of accounts receivable balances were removed from the consolidated balance sheets at June 30, 2005 and December 31, 2004, respectively. Costs associated with the Receivables Facility totaled $3.0 million and $1.3 million for the three months ended June 30, 2005 and June 30, 2004, respectively. Costs associated with the Receivables Facility totaled $5.0 million and $2.5 million for the six months ended June 30, 2005 and June 30, 2004, respectively. These amounts are recorded as other expenses in the consolidated statements of income and are primarily related to the discount and loss on the sale of accounts receivables, partially offset by related servicing revenue.

     The key economic assumptions used to measure the retained interest at the date of the securitization for securitizations completed in 2005 were a discount rate of 3.0% and an estimated life of 1.5 months. At June 30, 2005, an immediate adverse change in the discount rate or estimated life of 10% and 20% would result in a reduction in the fair value of the retained interest of $0.2 million and $0.3 million, respectively. These sensitivities are hypothetical and should be used with caution. Changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this example, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another.
5. LONG-TERM DEBT
     On March 1, 2005, we redeemed $123.8 million in aggregate principal amount of our senior subordinated notes at a loss of $10.1 million resulting from the payment of the call premium and the write-off of the unamortized original issue discount and debt issuance costs. As of June 30, 2005, we had remaining $199.7 million in principal amount of the 9 1/8% Senior Subordinated Notes due 2008 that were issued June 1998.
     In June 2005, we increased the size of the revolving credit facility to $250 million and amended the maturity date to June 17, 2010. During the six months ended June 30, 2005 borrowings and repayments were each $147.4 million.
     In June 2005, we paid $30 million pursuant to the Bruckner note payable.
6. COMPREHENSIVE INCOME
     The following table sets forth comprehensive income and its components:

	Three Months Ended
	June 30
In thousands	2005	2004

Net income	$27,439	$19,086
Foreign currency translation adjustment	(249)	(1,658)

Comprehensive income	$27,190	$17,428

	Six Months Ended
	June 30
In thousands	2005	2004

Net income	$38,783	$28,807
Foreign currency translation adjustment	(805)	(2,018)

Comprehensive income	$37,978	$26,789

7. INCOME TAXES
     The following table sets forth the reconciliation between the federal statutory income tax rate and the effective rate:

	Three Months Ended
	June 30
	2005	2004

Federal statutory rate	35.0%	35.0%
State taxes, net of federal tax benefit	1.3	1.5
Nondeductible expenses	0.7	1.0
Domestic tax benefit from foreign operations	(1.9)	(1.2)
Foreign tax rate differences(1)	(2.8)	(0.4)
Federal tax credits(2)	(2.5)	—
Other	—	0.1

	29.8%	36.0%

	Six Months Ended
	June 30
	2005	2004

Federal statutory rate	35.0%	35.0%
State taxes, net of federal tax benefit	1.5	1.2
Nondeductible expenses	0.7	1.2
Domestic tax benefit from foreign operations	(1.4)	(0.8)
Foreign tax rate differences(1)	(2.8)	(0.6)
Federal tax credits(2)	(1.7)	—

	31.3%	36.0%

(1)	Includes a benefit of $1.1 million for the three months ended June 30, 2005 and $1.6 million for the six months ended June 30, 2005, from the recapitalization of our Canadian operations.

(2)	Represents a benefit of $1 million for the three and six months ended June 30, 2005 from research and development credits.
8 . OTHER FINANCIAL INFORMATION (Unaudited)
     WESCO Distribution, Inc. has issued $400 million of 9 1/8% Senior Subordinated Notes due 2008. As of June 30, 2005, $200.3 million of the aggregate principal amount has been redeemed by WESCO. The senior subordinated notes are fully and unconditionally guaranteed by WESCO International, Inc. on a subordinated basis to all existing and future senior indebtedness of WESCO International, Inc. Condensed consolidating financial information for WESCO International, Inc., WESCO Distribution, Inc. and the non-guarantor subsidiaries are as follows:

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS

	June 30, 2005
	(In thousands)
	WESCO			Consolidating and
	International,	WESCO	Non-Guarantor	Eliminating
	Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Cash and cash equivalents	$3	$5,646	$9,372	$—	$15,021
Trade accounts receivable	—	17,673	317,755	—	335,428
Inventories	—	325,427	64,672	—	390,099

Other current assets	—	20,358	30,346	(13,731)	36,973

Total current assets	3	369,104	422,145	(13,731)	777,521
Intercompany receivables, net	—	112,383	102,661	(215,044)	—
Property, buildings and equipment, net	—	27,777	67,186	—	94,963
Goodwill	—	363,045	38,530	—	401,575
Investments in affiliates and other noncurrent assets	620,784	484,361	3,109	(1,102,770)	5,484

Total assets	$620,787	$1,356,670	$633,631	$(1,331,545)	$1,279,543

Accounts payable	$—	$413,008	$81,148	$—	$494,156
Other current liabilities	—	75,147	17,900	(13,731)	79,316

Total current liabilities	—	488,155	99,048	(13,731)	573,472
Intercompany payables, net	215,044	—	—	(215,044)	—
Long-term debt	—	198,949	48,799	—	247,748
Other noncurrent liabilities	—	48,782	3,798	—	52,580
Stockholders’ equity	405,743	620,784	481,986	(1,102,770)	405,743

Total liabilities and stockholders’ equity	$620,787	$1,356,670	$633,631	$(1,331,545)	$1,279,543

	December 31, 2004
	(In thousands)
	WESCO			Consolidating and
	International,	WESCO	Non-Guarantor	Eliminating
	Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Cash and cash equivalents	$1	$15,974	$18,548	$—	$34,523
Trade accounts receivable	—	18,077	365,287	—	383,364
Inventories	—	326,194	61,145	—	387,339
Other current assets	—	31,152	27,313	(8,775)	49,690

Total current assets	1	391,397	472,293	(8,775)	854,916
Intercompany receivables, net	—	210,406	26,729	(237,135)	—
Property, buildings and equipment, net	—	26,403	68,339	—	94,742
Goodwill	—	363,045	38,565	—	401,610
Investments in affiliates and other noncurrent assets	590,687	463,489	2,971	(1,051,560)	5,587

Total assets	$590,688	$1,454,740	$608,897	$(1,297,470)	$1,356,855

Accounts payable	$—	$376,932	$78,889	$—	$455,821
Other current liabilities	—	101,989	15,210	(8,775)	108,424

Total current liabilities	—	478,921	94,099	(8,775)	564,245
Intercompany payables, net	237,135	—	—	(237,135)	—
Long-term debt	—	336,782	49,391	—	386,173
Other noncurrent liabilities	—	48,350	4,534	—	52,884
Stockholders’ equity	353,553	590,687	460,873	(1,051,560)	353,553

Total liabilities and stockholders’ equity	$590,688	$1,454,740	$608,897	$(1,297,470)	$1,356,855

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Three Months Ended June 30, 2005
	(In thousands)
				Consolidating
	WESCO			and
	International,	WESCO	Non-Guarantor	Eliminating
	Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Net sales	$—	$896,323	$165,737	$—	$1,062,060
Cost of goods sold	—	733,515	133,959	—	867,474
Selling, general and administrative expenses	2	122,648	19,337	—	141,987
Depreciation and amortization	—	3,006	678	—	3,684
Results of affiliates’ operations	23,001	6,874	—	(29,875)	—
Interest expense (income), net	(5,699)	10,347	2,201	—	6,849
Other (income) expense	—	8,832	(5,828)	—	3,004
Provision for income taxes	1,259	1,848	8,516	—	11,623

Net income (loss)	$27,439	$23,001	$6,874	$(29,875)	$27,439

	Three Months Ended June 30, 2004
	(In thousands)
				Consolidating
	WESCO			and
	International,	WESCO	Non-Guarantor	Eliminating
	Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Net sales	$—	$796,419	$134,601	$—	$931,020
Cost of goods sold	—	642,012	105,301	—	747,313
Selling, general and administrative expenses	—	118,549	17,632	—	136,181
Depreciation and amortization	—	3,867	788	—	4,655
Results of affiliates’ operations	17,227	11,297	—	(28,524)	—
Interest expense (income), net	(2,862)	14,114	(1,104)	—	10,148
Other (income) expense	—	6,714	(3,797)	—	2,917
Provision for income taxes	1,003	5,233	4,484	—	10,720

Net income (loss)	$19,086	$17,227	$11,297	$(28,524)	$19,086

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Six Months Ended June 30, 2005
	(In thousands)
				Consolidating
	WESCO			and
	International,	WESCO	Non-Guarantor	Eliminating
	Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Net sales	$—	$1,732,732	$320,199	$—	$2,052,931
Cost of goods sold	—	1,415,452	257,711	—	1,673,163
Selling, general and administrative expenses	3	245,848	38,817	—	284,668
Depreciation and amortization	—	6,257	1,366	—	7,623
Results of affiliates’ operations	30,902	21,113	—	(52,015)	—
Interest expense (income), net	(10,998)	22,547	4,425	—	15,974
Loss on debt extinguishment	—	10,051	—	—	10,051
Other (income) expense	—	17,556	(12,537)	—	5,019
Provision for income taxes	3,114	5,232	9,304	—	17,650

Net income (loss)	$38,783	$30,902	$21,113	$(52,015)	$38,783

	Six Months Ended June 30, 2004
	(In thousands)
				Consolidating
	WESCO			and
	International,	WESCO	Non-Guarantor	Eliminating
	Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Net sales	$—	$1,524,190	$254,624	$—	$1,778,814
Cost of goods sold	—	1,232,506	201,749	—	1,434,255
Selling, general and administrative expenses	—	230,069	35,699	—	265,768
Depreciation and amortization	—	8,068	1,593	—	9,661
Results of affiliates’ operations	25,066	18,451	—	(43,517)	—
Interest expense (income), net	(5,753)	27,928	(2,187)	—	19,988
Other (income) expense	—	12,790	(8,658)	—	4,132
Provision for income taxes	2,012	6,214	7,977	—	16,203

Net income (loss)	$28,807	$25,066	$18,451	$(43,517)	$28,807

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2005
	(In thousands)
				Consolidating
	WESCO			and
	International,	WESCO	Non-Guarantor	Eliminating
	Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Net cash (used) provided by operating activities	$16,834	$125,985	$(7,572)	$—	$135,247
Investing activities:
Capital expenditures	—	(7,547)	(340)		(7,887)
Acquisition payments	—	(1,014)	—	—	(1,014)

Net cash used by investing activities	—	(8,561)	(340)	—	(8,901)
Financing activities:
Net borrowings (repayments)	(22,091)	(127,246)	(594)	—	(149,931)
Equity transactions	5,259	—	—	—	5,259
Debt issuance costs	—	(506)	(388)	—	(894)

Net cash provided (used) by financing activities	(16,832)	(127,752)	(982)	—	(145,566)

Effect of exchange rate changes on cash and cash equivalents	—	—	(282)	—	(282)
Net change in cash and cash equivalents	2	(10,328)	(9,176)	—	(19,502)
Cash and cash equivalents at the beginning of year	1	15,974	18,548	—	34,523

Cash and cash equivalents at the end of period	$3	$5,646	$9,372	$—	$15,021

	Six Months Ended June 30, 2004
	(In thousands)
				Consolidating
	WESCO			and
	International,	WESCO	Non-Guarantor	Eliminating
	Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Net cash provided (used) by operating activities	$27,016	$49,719	$(4,573)	$(2)	$72,160
Investing activities:
Capital expenditures	—	(4,932)	(287)	—	(5,219)
Acquisition payments	—	(30,703)	—	—	(30,703)

Net cash used by investing activities	—	(35,635)	(287)	—	(35,922)
Financing activities:				—	—
Net borrowings (repayments)	(10,673)	(26,417)	(549)	—	(37,639)
Redemption of stock options	(20,144)	—	—	—	(20,144)
Equity transactions	3,800	—	—	—	3,800

Net cash provided (used) by financing activities	(27,017)	(26,417)	(549)	—	(53,983)

Effect of exchange rate changes on cash and cash equivalents	—	—	(331)	—	(331)

Net change in cash and cash equivalents	(1)	(12,333)	(5,740)	(2)	(18,076)
Cash and cash equivalents at the beginning of year	1	16,421	11,073	—	27,495

Cash and cash equivalents at the end of period	$—	$4,088	$5,333	$(2)	$9,419

9 . SUBSEQUENT EVENTS
     On July 1, 2005, WESCO granted 884,500 stock-settled stock appreciation rights at an exercise price of $31.65.
     On July 29, WESCO acquired the assets and business of Fastec Industrial Corp. (Fastec). Fastec is a nationwide importer and distributor of industrial fasteners, cabinet hardware, and locking and latching products and has annual sales of approximately $55 million and employs 145 people. The acquisition was funded under our existing financing arrangements.

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
     Sales growth, along with positive impact from our cost improvement initiatives contributed to improved financial results for the first six months of 2005. Sales increased 15.4% over the same period last year and the gross margin of 18.5% compares to 2004 gross margin of 19.4% with the decline primarily due to favorable commodity pricing in 2004, which increased the gross margin percentage in 2004, but was not as significant in 2005 and contributed to a lower gross margin percentage for the period and partially due to a mix shift to lower gross margin sales in 2005. Operating income improved by 26.5% compared with last year’s comparable period and the year to date net income was $38.8 million versus $28.8 million in last year’s comparable period. Operating income improvement was driven by cost control and improved leverage on the sales growth.
Cash Flow
     We generated $135.2 million in operating cash flow for the first six months of 2005. Included in this amount was a $122.0 million cash inflow from an increase in our Receivables Facility. During the six month period ended June 30, 2005 we redeemed $123.8 million of our senior subordinated notes at a pretax loss of $10.1 million, paid $30 million pursuant to the Bruckner note payable and paid $1.0 million pursuant to the terms of an acquisition purchase agreement.
Financing Availability
     As of June 30, 2005, we had approximately $204 million in available borrowing capacity under our revolving credit facility.
Outlook
     Improvements in operations and our capital structure made in 2004 have positioned us well for 2005. Though we continue to see improvements in the macroeconomic data that reflect activity levels in our major end markets, capital spending in the manufacturing and construction markets we serve are still somewhat below the levels experienced in 2000 and 2001. Although we are seeing signs of improvement, we anticipate a lag before we see a broad-based increase in capital spending. Accordingly, we continue to focus on selling and marketing initiatives to increase market share, margin expansion and cost containment as we drive to improve our operating performance for the rest of 2005.
Critical Accounting Policies and Estimates
     During the six-month period ended June 30, 2005, there were no significant changes to our Critical Accounting Policies and Estimates referenced in the 2004 Annual Report on Form 10-K.
     Gross Profit
     Our calculation of gross profit is net sales less cost of goods sold. Cost of goods sold include our cost of the products sold and excludes cost for selling, general and administrative expenses and depreciation and amortization which are reported separately in the statement of income.

Results of Operations
Second Quarter of 2005 versus Second Quarter of 2004
     The following table sets forth the percentage relationship to net sales of certain items in our condensed consolidated statements of income for the periods presented:

	Three Months Ended June 30
	2005	2004

Net sales	100.0%	100.0%
Gross profit	18.3	19.7
Selling, general and administrative expenses	13.4	14.6
Depreciation and amortization	0.3	0.5

Income from operations	4.6	4.6
Interest expense	0.6	1.1
Loss on debt extinguishment	—	0.1
Other expense	0.3	0.1

Income before income taxes	3.7	3.3
Provision for income taxes	1.1	1.2

Net income	2.6%	2.1%

     Net sales in the second quarter of 2005 totaled $1,062.1 million versus $931.0 million in the comparable period for 2004, a 14.1% increase. Approximately 12.8% of the increase in sales was attributable to increased volume. The remaining portion of the increase was due to improved pricing on commodity products of 0.4% and 0.9% from the strength of the Canadian dollar.
     Gross profit for the second quarter of 2005 was $194.6 million versus $183.7 million for the 2004 second quarter, and gross margin percentage of net sales was 18.3% versus 19.7% last year. The gross margin percentage decline was primarily due to a favorable commodity pricing in 2004, which increased the gross margin percentage in 2004, but was not as significant in 2005 and contributed to a lower gross margin percentage for the period and partially due to a mix shift to lower gross margin sales in 2005.
     Selling, general and administrative (“SG&A”) expenses in the second quarter of 2005 totaled $142.0 million versus $136.2 million in last year’s comparable quarter. Total payroll expense increased approximately $2.3 million over last year’s second quarter principally from increased salaries and commissions of $3.2 million, decreased health care and benefits costs of $0.7 million, decreased variable incentive compensation costs of $1.2 million and increased stock option expense of $1.2 million. Shipping and handling expense included in SG&A was $11.2 million in the second quarter of 2005 compared with $9.2 million in last year’s second quarter. As a percentage of net sales, SG&A expenses decreased to 13.4% from 14.6% in last year’s second quarter reflecting the leverage of higher sales volume and the continuous improvements resulting from the implementation of our LEAN initiatives.
     Depreciation and amortization for the second quarter of 2005 was $3.7 million versus $4.7 million in last year’s second quarter. Depreciation in the second quarter decreased $1.0 million in 2005 compared to 2004 as a result of a reduction in capital spending over each of the last four years.
     Interest expense totaled $6.8 million for the second quarter of 2005 versus $10.1 million in last year’s second quarter, a decrease of 32.5%. The decline was due to a lower amount of average indebtedness outstanding during the current quarter as compared to the first quarter of 2004 offset somewhat by a slightly higher consolidated effective interest rate.
     Other expense during the second quarter of 2005 increased to $3.0 million versus $1.3 million in 2004, reflecting costs associated with the Receivables Facility. This increase is due to the increase in the average of the accounts receivable sold for the second quarter of 2005 to $317.4 million versus $260.0 million in last year’s comparable quarter and an increase in the average interest rate in 2005 of 3.8% versus 2004 of 1.8%.
     Income tax expense totaled $11.6 million and the effective tax rate was 29.8% for the second quarter of 2005 compared to an income tax expense of $10.7 million and an effective tax rate 36.0% for the comparable quarter of 2004. The current quarter’s effective tax rate differed from the statutory rate primarily as a result of a decrease in foreign taxes resulting from the recapitalization of the Canadian operations and a decrease in federal taxes due to research and development (R&D) tax credits.

     For the second quarter of 2005, net income increased by $8.4 million to $27.4 million, or $0.56 per diluted share, compared with $19.1 million and $0.44 per diluted share, in the second quarter of 2004. The increase in net income was primarily attributable to increased sales and decreases in selling, general and administrative expenses as a percent of net sales, depreciation and amortization, and interest expense offset by increases in other expense and income tax expense.
Six Months Ended June 30, 2005 versus Six Months Ended June 30, 2004
     The following table sets forth the percentage relationship to net sales of certain items in WESCO’s condensed consolidated statements of operations for the periods presented:

	Six Months Ended
	June 30
	2005	2004

Net sales	100.0%	100.0%
Gross profit	18.5	19.4
Selling, general and administrative expenses	13.9	14.9
Depreciation and amortization	0.4	0.6

Income from operations	4.2	3.9
Interest expense	0.8	1.1
Loss on debt extinguishment	0.5	0.1
Other expense	0.2	0.1

Income before income taxes	2.7	2.6
Provision for income taxes	0.8	0.9

Net income	1.9%	1.7%

     Net sales in the six months ended June 30, 2005 totaled $2,052.9 million versus $1,778.8 million in the comparable 2004 period, a 15.4% increase. Approximately 13.4% of the increase in sales was attributable to increased volume. The remaining portion of the increase was split between improved pricing on commodity products of approximately 1.1% and the strength of the Canadian dollar of 0.9%.
     Gross profit for the six months ended June 30, 2005 of $379.8 million versus $344.6 million for last year’s comparable period, and gross margin percentage of net sales was 18.5% versus 19.4% last year. The gross margin percentage decline was primarily due to a favorable commodity pricing in 2004, which increased the gross margin percentage in 2004, but was not as significant in 2005 and contributed to a lower gross margin percentage for the period and partially due to a mix shift to lower gross margin sales in 2005.
     SG&A expenses during the six months ended June 30, 2005 totaled $284.7 million versus $265.8 million in last year’s comparable period. Total payroll expense increased approximately $13.1 million over last year’s first half principally from increased salaries and commissions of $8.6 million, increased variable incentive compensation costs of $0.7 million, increased health care and benefits costs of $3.0 million and increased stock option expense of $2.5 million offset by decreases in other payroll related expenses of $1.7 million. Shipping and handling expense included in SG&A was $21.0 million and $17.8 million for the six months ending June 30, 2005 and 2004, respectively. As a percentage of net sales, SG&A expenses decreased to 13.9% compared with 14.9% in last year’s six-month period reflecting the leverage of higher sales volume and the continuous improvements resulting from the implementation of our LEAN initiatives.
     Depreciation and amortization was $7.6 million in the first six months of 2005 versus $9.7 million in last year’s comparable period. The decrease of $2.1 million in 2005 compared to 2004 as a result of a reduction in capital expenditures over each of the last four years.
     Interest expense totaled $16.0 million for the six months ended June 30, 2005 versus $20.0 million in last year’s comparable period. The decline was due to a lower amount of indebtedness outstanding during the current period offset somewhat by a slightly higher consolidated effective interest rate.
     Loss on debt extinguishments of $10.1 million and $1.6 million for the six months ended June 30, 2005 and 2004, respectively, represented the loss on the repurchase of our senior subordinated notes during those periods.
     Other expense for the six months ended June 30, 2005 increased to $5.0 million versus $2.5 million in 2004, reflecting costs associated with the Receivables Facility. This increase is due to the increase in the average of the accounts receivable sold for this six month period of 2005 to $289.2 million versus $243.6 million in last year’s comparable six month period and an increase in the in the average interest rate in 2005 of 3.5% versus 2004 of 1.8%.

     For the six months ended June 30, 2005, income tax expense totaled $17.7 million and the effective tax rate was 31.3%. Income tax expense totaled $16.2 million in last year’s comparable period and the effective tax rate was 36.0%. The effective tax rate for the six months ended June 30, 2005 differed from the statutory rate primarily as a result of a decrease in foreign taxes resulting from the recapitalization of the Canadian operations and a decrease in federal taxes due to R&D tax credits.
     For the six months ended June 30, 2005, net income totaled $38.8 million, or $0.79 per diluted share, versus $28.8 million, or $0.67 per diluted share, in last year’s comparable period. The increase in net income was primarily attributable to increased sales and decreases in selling, general and administrative expenses as a percent of net sales, depreciation and amortization and interest expense offset by increases in loss from debt extinguishment, other expense and income tax expense.
Liquidity and Capital Resources
     Total assets were $1.3 billion and $1.4 billion at June 30, 2005 and December 31, 2004, respectively. During the first six months of 2005, total liabilities decreased $129.5 million to $873.8 million. This net decrease was primarily due to a decrease in accrued payroll and benefit costs of $16.6 million from the payment in 2005 related to 2004 management incentive compensation and a decrease of $138.4 million in long-term debt primarily from the repurchase of $123.8 million of the Company’s senior subordinated notes, partially offset by an increase of $38.3 million in accounts payable due to higher sales volume.
     Our liquidity needs arise from seasonal working capital requirements, capital expenditures, acquisitions and debt service obligations. In addition, certain of our acquisition agreements contain earn-out provisions based principally on future earnings targets, only one of which could require a significant payment. Management estimates these payments could range up to $17 million and could be made in multiple payments between 2006 and 2010.
     We finance our operating and investing needs, as follows:
     Revolving Credit Facility
     In March 2002, WESCO Distribution, Inc. entered into a $290 million revolving credit agreement that is collateralized by substantially all inventory owned by WESCO and also by the accounts receivable of WESCO Distribution Canada LP. We reduced the size of this revolving credit facility to $200 million in September 2003. In June 2005, we increased the size of the facility to $250 million and amended the maturity date to June 17, 2010. Availability under the facility is limited to the amount of U.S. and Canadian eligible inventory and Canadian receivables applied against certain advance rates. Depending upon the amount of excess availability under the facility, interest is calculated at LIBOR plus a margin that ranges between 1.0% to 1.75% or at the Index Rate (prime rate published by The Wall Street Journal) plus a margin that ranges between (0.25%) to 0.50%. As long as the average daily excess availability for both the preceding and projected succeeding 90-day period is greater than $50 million, then we would be permitted to make acquisitions and repurchase outstanding public stock and bonds.
     The above permitted transactions would also be allowed if such excess availability is between $25 million and $50 million and our fixed charge coverage ratio, as defined by the agreement, is at least 1.25 to 1.0 after taking into consideration the permitted transaction. Additionally, if excess availability under the agreement is less than $50 million, then we must maintain a fixed charge coverage ratio of 1.1 to 1.0. At June 30, 2005, the interest rate was 4.3%. We were in compliance with all such covenants as of June 30, 2005. During the six months ending June 30, 2005, borrowings and repayments were each $147.4 million. At June 30, 2005 there was no outstanding balance and approximately $227 million in availability.
     Senior Notes
     On March 1, 2005, we redeemed $123.8 million in aggregate principal amount of our senior subordinated notes at a loss of $10.1 million resulting from the payment of the call premium and the write-off of the unamortized original issue discount and debt issue costs. As of June 30, 2005, we had remaining $199.7 million in principal amount of the 9 1/8% Senior Subordinated Notes due 2008 that were issued in June 1998.
     Mortgage Financing Facility
     In February 2003, WESCO finalized a $51 million mortgage financing facility, $48.8 million of which was outstanding as of June 30, 2005. Borrowings under the mortgage financing are collateralized by 75 domestic properties and are subject to a 22-year amortization schedule with a balloon payment due at the end of the 10 year term. Interest rates on borrowings under this facility are fixed at 6.5%.

     Bruckner Note Payable
     In June 2005, we paid $30 million pursuant to the Bruckner note payable.
     Interest Rate Swap Agreements
     In September 2003, we entered into a $50 million interest rate swap agreement and in December 2003, we entered into two additional $25 million interest rate swap agreements. These agreements have terms expiring concurrently with the maturity of our 9 1/8% senior subordinated notes and were entered into with the intent of converting $100 million of the senior subordinated notes from a fixed-to-floating rate. Pursuant to these agreements, we receive semi-annual fixed interest payments at the rate of 9.125% commencing December 1, 2003 and make semi-annual variable interest rate payments at six-month LIBOR rates plus a premium in arrears. The LIBOR rates in the agreements reset every six months. Therefore, the effective interest rate at June 30, 2005, ranged from 7.4% to 7.6%. The agreements can be terminated by the counterparty in accordance with a redemption schedule that is consistent with the redemption schedule for the senior subordinated notes.
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
Cash Flow
     Operating Activities. Cash provided by operating activities during the first six months of 2005 totaled $135.2 million compared to $72.2 million in the prior year. Cash provided by operating activities during the first six months of 2005 and for the same period in 2004, included cash inflows of $122.0 million and $75.0 million, respectively, associated with changes related to our Receivables Facility. Cash generated by net income of $38.8 million adjusted for non cash items of $11.8 million for the six months ending June 30, 2005 totaled $50.6 million. Cash generated by net income of $28.8 million and adjustments for non cash items of $13.5 million for the comparable six months of 2004 totaled $42.3 million. During the six months ending June 30, 2005 and 2004, cash inflows from increases in accounts payable of $39.4 million and $79.4 million, respectively, were offset by a use of cash for increased accounts receivable of $64.6 million and $78.8 million, respectively. During the six months ending June 30, 2005 and 2004, the combined changes in inventories, prepaid expenses, accrued payroll and benefits and other current and noncurrent liabilities resulted in a use of cash of $12.2 million and cash inflows of $45.8 million, respectively.
     Investing Activities. Net cash used in investing activities for the first six months of 2005 and 2004 was $8.9 million and $35.9 million respectively. Capital expenditures were $7.9 million and $5.2 million for the six months ending June 30, 2005 and 2004, respectively. Expenditures made pursuant to the terms of acquisition purchase agreements during the first six months of 2005 and 2004 were $1.0 million and $30.7 million, respectively.
     Financing Activities. Net cash used by financing activities for the first six months of 2005 and 2004 was $145.6 million and $54.0 million, respectively. During the first six months of 2005, the Company redeemed $123.8 million in aggregate principal amount of senior subordinated notes. Proceeds and repayments from long-term debt, inclusive of the redemption of the senior subordinated notes during the first six months of 2005, were $147.4 million and $297.3 million, respectively, and $165.8 million and $203.4 million during the first six months of 2004. During the first six months of 2004, $20.1 million in cash payments were made to certain employees for the redemption of stock options. During the first six months of 2005 and 2004, the proceeds from the redemption of stock options were $5.3 million and $3.8 million, respectively. During the first six months of 2005, expenditures of $0.9 million were made in conjunction with the amendments to the revolving credit facility and the receivables facility.
Contractual Cash Obligations and Other Commercial Commitments
     There have not been any material changes in our contractual obligations and other commercial commitments that would require an update to the disclosure provided in our Form 10-K for the year-ended December 31, 2004.

Off-Balance Sheet Arrangements
Accounts Receivable Securitization Program
     Our accounts receivable securitization facility was amended on May 11, 2005 and provides for a $350 million purchase commitment with a three year term expiring May 9, 2008. Under the Receivables Facility, WESCO sells, on a continuous basis, to WESCO Receivables Corporation, a wholly owned special purpose company (“SPC”), an undivided interest in all domestic accounts receivable. The SPC sells without recourse to a third-party conduit, all the eligible receivables while maintaining a subordinated interest, in the form of overcollateralization, in a portion of the receivables. We have agreed to continue servicing the sold receivables for the financial institution at market rates; accordingly, no servicing asset or liability has been recorded. As of June 30, 2005, $330.0 million in funding was outstanding under the Receivables Facility with $20.0 million in availability.
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
Seasonality
     The Company’s operating results are affected by certain seasonal factors. Sales are typically at their lowest during the first quarter due to a reduced level of activity during the winter months of January and February. Sales increase beginning in March with slight fluctuations per month through December. As a result, the Company reports sales and earnings in the first quarter that are generally lower than that of the remaining quarters.
Impact of Recently Issued Accounting Standards
     In May 2005, the Financial Accounting Standards Board issued SFAS No. 154, Accounting Changes and Error Corrections, which changes the requirements for the accounting and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 eliminates the requirement to include the cumulative effect of changes in accounting principle in the income statement and instead requires that changes in accounting principle be retroactively applied. A change in accounting estimate continues to be accounted for in the period of change and future periods if necessary. A correction of an error continues to be reported by restating prior period financial statements. SFAS No. 154 is effective for WESCO for accounting changes and correction of errors made on or after January 1, 2006.
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
     In November 2004, the FASB issued SFAS No. 151, Inventory Costs — an amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing , to clarify the accounting for normal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This statement becomes effective for fiscal years beginning after June 15, 2005. It is expected that this statement will not have a material effect on our financial statements.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risks
     There have not been any material changes to our exposures to market risk during the six months ended June 30, 2005 that would require an update to the disclosures provided in our Form 10-K for the year-ended December 31, 2004.
     At June 30, 2005 the net fair value of interest-rate-related derivatives designated as fair value hedges of debt was a liability of $0.7 million.
Item 4. Controls and Procedures
     An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by WESCO in reports that it files under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and to timely alert them to any material information relating to the registrant and its consolidated subsidiaries that is required to be included in our periodic reports. There have been no significant changes in internal control over financial reporting that occurred during the second quarter, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
     WESCO is a defendant in a lawsuit in a state court in Florida in which a former supplier alleges that WESCO failed to fulfill its commercial obligations to purchase product and seeks substantial monetary damages. WESCO believes that it has meritorious defenses. Discovery is ongoing. The court had scheduled the case for trial in August 2005, but has granted a motion for continuance to a date to be determined.
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
Item 5. Other Information
     As discussed in our previous SEC Form 8-K filings on June 15, 2005 and August 3, 2005, during the three month period ended June 30, 2005, Cypress Group LLC (Cypress) sold 4.0 million shares of common stock of WESCO International and on August 3, 2005, Cypress sold their remaining 9.1 million shares of common stock of WESCO International. WESCO did not receive any proceeds from the sale of these securities.
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

WESCO International, Inc.

Date: August 4, 2005	/s/ Stephen A. Van Oss
Stephen A. Van Oss
Senior Vice President, Chief Financial and Administrative Officer