Form 10-Q
period 2005-09-30
WESCO INTERNATIONAL INC
filed 2005-11-08
CIK 929008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
from ______ to ______
For the quarterly period ended September 30, 2005
Commission file number 001-14989
WESCO International, Inc.
(Exact name of registrant as specified in its charter)

Delaware	25-1723342
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

225 West Station Square Drive
Suite 700
Pittsburgh, Pennsylvania 15219	(412) 454-2200
(Address of principal executive offices)	(Registrant’s telephone number, including area code)
N/A
(Former name or former address, if changed since last report)
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No☐.
Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐.
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
As of October 31, 2005, WESCO International, Inc. had 47,374,395 shares of common stock outstanding.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30	December 31
Dollars in thousands, except share data	2005	2004

Assets
Current Assets:
Cash and cash equivalents	$60,866	$34,523
Trade accounts receivable, net of allowance for doubtful accounts of $12,806 and $12,481 in 2005 and 2004, respectively (Note 5)	439,633	383,364
Other accounts receivable	25,629	30,237
Inventories, net	456,880	387,339
Current deferred income taxes	6,620	3,920
Income taxes receivable	13,038	6,082
Prepaid expenses and other current assets	10,614	9,451

Total current assets	1,013,280	854,916

Property, buildings and equipment, net	103,179	94,742
Intangible assets, net (Note 6)	50,695	537
Goodwill (Notes 3 and 6)	557,957	401,610
Other assets	13,733	5,050

Total assets	$1,738,844	$1,356,855

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$574,170	$455,821
Accrued payroll and benefit costs	37,228	43,350
Current portion of long-term debt (Note 7)	219,166	31,413
Deferred acquisition payable	1,013	1,014
Other current liabilities	46,298	32,647

Total current liabilities	877,875	564,245

Long-term debt (Note 7)	351,654	386,173
Long-term deferred acquisition payable	1,013	2,026
Other noncurrent liabilities	10,150	7,904
Deferred income taxes	58,528	42,954

Total liabilities	1,299,220	1,003,302

Commitments and contingencies (Note 8)

Stockholders’ Equity:
Preferred stock, $.01 par value; 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 210,000,000 shares authorized, 51,349,585 and 50,483,970 shares issued in 2005 and 2004, respectively	513	505
Class B nonvoting convertible common stock, $.01 par value; 20,000,000 shares authorized, 4,339,431 issued in 2005 and 2004, no shares outstanding in 2004	43	43
Additional capital	696,347	676,465
Retained earnings (deficit)	(208,067)	(271,858)
Treasury stock, at cost; 8,414,570 and 8,407,790 shares in 2005 and 2004, respectively	(61,654)	(61,449)
Accumulated other comprehensive income	12,442	9,847

Total stockholders’ equity	439,624	353,553

Total liabilities and stockholders’ equity	$1,738,844	$1,356,855

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
In thousands, except share data	2005	2004	2005	2004

Net sales	$1,131,449	$974,508	$3,184,381	$2,753,321
Cost of goods sold	923,136	791,942	2,596,300	2,226,196

Gross profit	208,313	182,566	588,081	527,125

Selling, general and administrative expenses	157,300	137,246	441,968	403,015
Depreciation and amortization	3,707	4,432	11,330	14,093

Income from operations	47,306	40,888	134,783	110,017

Interest expense	6,450	10,310	22,425	30,297
Loss on debt extinguishments, net	—	444	10,051	2,069
Other expense	3,796	1,931	8,814	4,439

Income before income taxes	37,060	28,203	93,493	73,212

Provision for income taxes	12,052	9,166	29,702	25,369

Net income	$25,008	$19,037	$63,791	$47,843

Earnings per share:
Basic:	$0.53	$0.45	$1.36	$1.15

Diluted:	$0.51	$0.43	$1.30	$1.10

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months
	Ended
	September 30
In thousands	2005	2004

Operating Activities:
Net income	$63,791	$47,843
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on debt extinguishment	1,883	2,069
Depreciation and amortization	11,330	14,093
Accretion of original issue and amortization of purchase discounts	873	2,058
Amortization of debt issuance costs	744	1,131
Deferred income taxes	6,360	(243)
Amortization of gain on interest rate swap	(684)	(684)
Stock option expense	5,586	1,288
Gain on the sale of property, buildings and equipment	29	12
Changes in assets and liabilities, net of the effect of acquisitions:
Change in receivables facility	102,000	75,000
Trade and other receivables	(110,531)	(105,801)
Inventories	(14,326)	(60,220)
Prepaid expenses and other current assets	2,725	12,526
Accounts payable	98,441	87,289
Accrued payroll and benefit costs	(7,292)	5,214
Other current and noncurrent liabilities	5,185	10,738

Net cash provided by operating activities	166,114	92,313

Investing Activities:
Capital expenditures	(10,997)	(6,894)
Acquisition of Carlton-Bates, net of $1,763 cash acquired	(248,537)	—
Acquisition of Fastec, net of $281 cash acquired	(28,719)	—
Other acquisition payments	(1,014)	(31,125)
Other investing activities	1,192	—

Net cash used by investing activities	(288,075)	(38,019)

Financing Activities:
Proceeds from issuance of long-term debt	471,000	309,000
Repayments of long-term debt	(321,278)	(357,553)
Redemption of stock options	—	(20,144)
Debt issuance costs	(7,844)	—
Proceeds from the exercise of stock options	6,003	5,986

Net cash provided (used) by financing activities	147,881	(62,711)

Effect of exchange rate changes on cash and cash equivalents	423	169

Net change in cash and cash equivalents	26,343	(8,248)
Cash and cash equivalents at the beginning of period	34,523	27,495

Cash and cash equivalents at the end of period	$60,866	$19,247

Supplemental disclosures:
Non-cash investing and financing activities:
(Decrease) increase in fair value of interest rate swap	$(1,223)	$548
Conversion of acquisition payable to note payable	$—	$50,000
Note payable issued in connection with acquisition	$3,000	$—
The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. ORGANIZATION
     WESCO International, Inc. and its subsidiaries WESCO Distribution, Inc. (“WESCO Distribution”) and WESCO Distribution Canada, Co. (collectively, “WESCO” or the “Company”), is headquartered in Pittsburgh, Pennsylvania. WESCO is a full-line distributor of electrical supplies and equipment and is a provider of integrated supply procurement services with operations in the United States, Canada, Mexico, Puerto Rico, Guam, the United Kingdom, Nigeria, United Arab Emirates and Singapore. WESCO currently operates approximately 390 branch locations and nine distribution centers (seven in the United States and two in Canada).
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
     The unaudited condensed consolidated balance sheet as of September 30, 2005, the unaudited condensed consolidated statements of income for the three months and nine months ended September 30, 2005 and September 30, 2004, respectively and the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2005, and September 30, 2004, respectively, in the opinion of management, have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of the results of the interim periods. All adjustments reflected in the unaudited condensed consolidated financial statements are of a normal recurring nature unless indicated. Results for the interim periods presented are not necessarily indicative of the results to be expected for the full year.
Gross Profit
     Our calculation of gross profit is net sales less cost of goods sold. Cost of goods sold include our cost of the products sold and excludes cost for selling, general and administrative expenses and depreciation and amortization, which are reported separately in the statement of income.
Stock-Based Compensation
     During the year ended December 31, 2003, WESCO adopted the measurement provisions of the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation. This change in accounting method was applied on a prospective basis in accordance with SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of SFAS No. 123”. Stock options awarded prior to 2003 are accounted for under the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The Company recognized $2.5 million ($1.6 million net of tax) and $5.7 million ($3.7 million net of tax) of compensation expense for the three months and nine months ended September 30, 2005, respectively. The Company recognized $0.6 million ($0.4 million net of tax) and $1.3 million ($0.8 million net of tax) of compensation expense for the three months and nine months ended September 30, 2004, respectively. In July 2005, WESCO granted 884,500 stock-settled appreciation rights at an exercise price of $31.65.

     The following table presents the pro forma results as if the fair-value based method of accounting for stock-based awards had been applied to all outstanding options:

	Three months		Nine months
	Ended September 30		Ended September 30
Dollars in thousands, except share data	2005	2004	2005	2004

Net income, as reported	$25,008	$19,037	$63,791	$47,843
Add: Stock-based employee compensation expense included in reported net income, net of related tax	1,624	365	3,704	837
Deduct: Stock-based employee compensation expense determined under SFAS No. 123 for all awards, net of related tax	1,715	558	3,886	1,416

Pro forma net income	$24,917	$18,844	$63,609	$47,264
Earnings per share:
Basic as reported	$0.53	$0.45	$1.36	$1.15
Basic pro forma	$0.53	$0.45	$1.35	$1.14
Diluted as reported	$0.51	$0.43	$1.30	$1.10
Diluted pro forma	$0.50	$0.43	$1.29	$1.08
Recent Accounting Pronouncements
     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which changes the requirements for the accounting and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 eliminates the requirement to include the cumulative effect of changes in accounting principle in the income statement and instead requires that changes in accounting principle be retroactively applied. A change in accounting estimate continues to be accounted for in the period of change and future periods if necessary. A correction of an error continues to be reported by restating prior period financial statements. SFAS No. 154 is effective for WESCO for accounting changes and correction of errors made on or after January 1, 2006.
     In December 2004, the FASB issued SFAS No. 123R, Share- Based Payment. This statement is a revision of SFAS Statement No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R addresses all forms of share based payment (“SBP”) awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS No.123R, SBP awards result in a cost that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest and will be reflected as compensation expense in the financial statements. In addition, this statement will apply to unvested options granted prior to the effective date. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 regarding the SEC Staff’s interpretation of SFAS No. 123R and provides the Staff’s view regarding interaction between SFAS No. 123R and certain SEC rules and regulations and provides interpretation of the valuation of SBP for public companies. In April 2005, the SEC approved a rule that delays the effective date of SFAS No. 123R for annual, rather than interim, reporting periods that begin after June 15, 2005. WESCO is currently evaluating the effect that implementation of SFAS No. 123R and SAB No. 107 will have on its financial position, results of operations, and cash flows.
     In November 2004, the FASB issued SFAS No. 151, Inventory Costs — an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for normal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This statement becomes effective for fiscal years beginning after June 15, 2005. It is not expected that this statement will have a material effect on our financial statements.
     In May 2004, the FASB issued FASB Staff Position (FSP) No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (FSP 109-2) which provides guidance under SFAS No. 109, Accounting for Income Taxes, with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. WESCO has no plans to make an election under this act to repatriate foreign earnings. Accordingly, as provided for in FSP 109-2, WESCO has not adjusted our tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act.

Reclassifications
     Certain prior period amounts have been reclassified to confirm with the current year presentation.
3. GOODWILL
     The changes in the gross carrying amount of goodwill for the nine-month period ended September 30, 2005 and for the year ended December 31, 2004 are as follows:

Balance at beginning of period, January 1, 2004	$401,610
Goodwill acquired from Carlton-Bates Company acquisition	149,149
Goodwill acquired from Fastec Industrial Corp. acquisition	6,660
Other	538

Balance at end of period, September 30, 2005	$557,957

4. EARNINGS PER SHARE
     The following table sets forth the details of basic and diluted earnings per share:

	Three Months Ended
	September 30
Dollars in thousands, except per share amounts	2005	2004

Reported net income	$25,008	$19,037

Weighted average common shares outstanding used in computing basic earnings per share.	47,170,417	41,851,989
Common shares issuable upon exercise of dilutive stock options	2,262,767	2,383,600

Weighted average common shares outstanding and common share equivalents used in computing diluted earnings per share	49,433,184	44,235,589

Earnings per share:
Basic	$0.53	$0.45
Diluted	$0.51	$0.43

	Nine Months Ended
	September 30
Dollars in thousands, except per share amounts	2005	2004

Reported net income	$63,791	$47,843

Weighted average common shares outstanding used in computing basic earnings per share	46,950,762	41,534,864
Common shares issuable upon exercise of dilutive stock options	2,190,755	2,067,954

Weighted average common shares outstanding and common share equivalents used in computing diluted earnings per share	49,141,517	43,602,818

Earnings per share:
Basic	$1.36	$1.15
Diluted	$1.30	$1.10

     Stock-settled stock appreciation rights to purchase 1.7 million and 0.2 million shares of common stock at a weighted average exercise price of $28.00 and $16.98 per share that were outstanding as of September 30, 2005 and 2004, respectively, were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the three and nine month periods ending September 30, 2005 and 2004. In addition, to the extent that the average share price during respective three month or year to date periods exceeds the Convertible Senior Debentures conversion price of $41.86 per share, an incremental number of up to 3,583,080 shares is included in determining diluted earnings per share using the Treasury method of accounting as represented in the table below. For the three and year to date periods ended September 30, 2005, the Company’s average share price did not exceed the conversion price and hence, there was no effect of the Convertible Senior Debentures on diluted earnings per share.

     The Company’s Debentures include a contingent conversion price provision and the option for a settlement in shares, known as net share settlement. Under current generally accepted accounting principles, this provision will influence application of the if-converted method of calculating earnings per share. The FASB Emerging Issues Task Force (“EITF”) recently reached a consensus, EITF Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share,” whereby the contingent conversion provisions should be ignored and therefore an issuer should apply the if-converted method in calculating dilutive earnings per share. This consensus became effective for periods ending after December 15, 2004, and requires, if applicable, retroactive application to all periods presented. Furthermore, the FASB is contemplating an amendment to SFAS No. 128, “Earnings Per Share,” that would require the Company to assume net share settlement for purposes of calculating diluted earnings per share.
     Under EITF No. 04-8, and EITF 90-19 “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion”, because of WESCO’s obligation to settle the par value of the Debentures in cash, the Company is not required to include any shares underlying the Debentures in its diluted weighted average shares outstanding until the average stock price per share for the quarter exceeds the $41.86 conversion price and only to the extent of the additional shares WESCO may be required to issue in the event WESCO’s conversion obligation exceeds the principal amount of the Debentures converted. At such time, only the number of shares that would be issuable (under the “treasury” method of accounting for share dilution) will be included, which is based upon the amount by which the average stock price exceeds the conversion price. For the first $1 per share that WESCO’s average stock price exceeds the $41.86 conversion price of the Debentures, WESCO will include approximately 83,000 additional shares in WESCO’s diluted share count. For the second $1 per share that WESCO’s average stock price exceeds the $41.86 conversion price, WESO will include approximately 80,000 additional shares, for a total of approximately 163,000 shares, in WESCO’s diluted share count, and so on, with the additional shares’ dilution decreasing for each $1 per share that WESCO’s average stock price exceeds $41.86 if the stock price rises further above $41.86 (see table, below).
“TREASURY” METHOD OF ACCOUNTING FOR SHARE DILUTION

Conversion Price:	$41.86
Number of Underlying Shares:	0 to 3,583,080
Principal Amount	$150,000,000

Formula:	Number of extra dilutive shares created = ((Stock Price * Underlying Shares) — Principal)/Stock Price

Condition:	Only applies when share price exceeds $41.86

			Include in	Share Dilution
Stock	Conversion	Price	Share	Per Share Price
Price	Price	Difference	Count	Difference
$41.86	$41.86	$0	0	0
$42.86	$41.86	$1.00	83,313	83,313
$51.86	$41.86	$10.00	690,677	69,068
$61.86	$41.86	$20.00	1,158,249	57,912
$71.86	$41.86	$30.00	1,495,687	49,856
$81.86	$41.86	$40.00	1,750,683	43,767
Share dilution is limited to a maximum of 3,583,080 shares.
5. ACCOUNTS RECEIVABLE SECURITIZATION
     WESCO maintains an accounts receivable securitization program (“Receivables Facility”) that had a total purchase commitment of $350 million as of September 30, 2005. The facility was amended to increase the total purchase commitment from $325 million to $350 million on May 11, 2005. The facility has a term of three years and is subject to renewal in May 2008. Under the Receivables Facility, WESCO sells, on a continuous basis, an undivided interest in all domestic accounts receivable to WESCO Receivables Corporation, a wholly owned, special purpose entity (“SPC”). The SPC sells without recourse to a third-party conduit all the eligible receivables while maintaining a subordinated interest, in the form of overcollateralization, in a portion of the receivables. WESCO has agreed to continue servicing the sold receivables for the financial institution at market rates; accordingly, no servicing asset or liability has been recorded.
     As of September 30, 2005 and December 31, 2004, accounts receivable eligible for securitization totaled approximately $468 million and $420 million, respectively, of which the subordinated retained interest was approximately $158 million and $212 million, respectively. Accordingly, $310.0 million and $208.0 million of accounts receivable balances were removed from the consolidated balance sheets at September 30, 2005 and December 31, 2004, respectively. Costs associated with the Receivables Facility totaled $3.8 million and $1.9 million for the three months ended September 30, 2005 and September 30, 2004, respectively. Costs associated with the Receivables Facility totaled $8.8 million and $4.4 million for the nine months ended September 30, 2005 and September 30, 2004, respectively. These amounts are recorded as other expenses in the consolidated statements of income and are primarily related to the discount and loss on the sale of accounts receivables, partially offset by related servicing revenue.

     The key economic assumptions used to measure the retained interest at the date of the securitization for securitizations completed in 2005 were a discount rate of 3.25% and an estimated life of 1.5 months. At September 30, 2005, an immediate adverse change in the discount rate or estimated life of 10% and 20% would result in a reduction in the fair value of the retained interest of $0.2 million and $0.4 million, respectively. These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this example, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another.
6. ACQUISITIONS
     On September 29, 2005, WESCO acquired all of the common stock of Carlton-Bates Company (“Carlton-Bates”), headquartered in Little Rock, Arkansas. The purchase price was $250.3 million of which $25.0 million of the purchase price was being held in escrow to address up to $5.0 million of post-closing adjustments relating to working capital and up to $20.0 million of potential indemnification claims, with all distributions from the escrow to be made by March 2008.
     Carlton-Bates operates two business divisions: one as traditional branch-based distributor and the LADD division, the sole U.S. distributor of engineered connecting devices for the industrial products division of Deutsch Company ECD. Carlton-Bates is a premier regional distributor of electrical and electronic components with a special emphasis on automation and electromechanical applications and the original equipment manufacturer markets. Carlton-Bates also adds new product categories, new supplier relationships, kitting and light assembly services, and provides opportunities to penetrate further into specialty products and value added services.
     The acquisition was accounted for under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations. Accordingly, the purchase price has been allocated based on management’s estimates of the fair value of tangible and intangible assets acquired and liabilities assumed with the excess being preliminarily recorded as goodwill as of the effective date of the acquisition.
     The following table summarizes management’s preliminary allocation of the estimated fair values (in thousands) of the assets acquired and liabilities assumed at the date of acquisition:

Assets Acquired
Cash and equivalents	$1,763
Trade accounts receivable, net of allowance for doubtful accounts	37,808
Inventories	42,926
Other current assets	2,465
Property, buildings and equipment, net	6,160
Intangible assets	40,830
Goodwill	149,149

$281,101
Liabilities Assumed
Accounts payable	$16,220
Accrued and other current liabilities	7,219
Other noncurrent liabilities	7,362

$30,801

Fair value of net assets acquired, including intangibles	$250,300

     The preliminary purchase price allocation resulted in intangible assets of $40.8 million and goodwill of $149.2 million, of which $93.3 million is not deductible for tax purposes. The intangible assets include customer relationships of $17.2 million, distribution agreements of $16.0 million, trade names of $5.6 million and non-compete agreements of $2.0 million. Distribution agreements and customer relationships are being amortized over 9 years and non-compete agreements are being amortized over 5 years. No residual value is estimated for the intangible assets.
     The operating results of Carlton-Bates have been included in WESCO’s consolidated financial statements since September 29, 2005. Unaudited pro forma results of operations (in thousands, except per share data) for the three months and nine months ended September 30, 2005 and 2004 are included below. Such pro forma information assumes that the above acquisition had occurred as of January 1, 2004. This summary is not necessarily indicative of what the Company results of operations would have been had the companies been a combined entity during the three months and nine months ended September 30, 2005 or 2004, nor does it purport to represent results of operations for any future periods.

     Included in the pro forma results reported by Carlton-Bates for the three and nine month periods ended September 30, 2005 are $4.7 million of one time expenses incurred in conjunction of the sale of the business.

	Three Months Ended September 30, 2005		Three Months Ended September 30, 2004
	As reported	Pro Forma	As reported	Pro forma
Net sales	$1,131,449	$1,209,021	$974,508	$1,046,749
Net income	$25,008	$24,221	$19,037	$22,584
Earnings per common share:
Basic	$.53	$.51	$.45	$.54
Diluted	$.51	$.49	$.43	$.51

	Nine Months Ended September 30, 2005		Nine Months Ended September 30, 2004
	As reported	Pro Forma	As reported	Pro forma
Net sales	$3,184,381	$3,414,065	$2,753,321	$2,970,062
Net income	$63,791	$69,429	$47,843	$57,962
Earnings per common share:
Basic	$1.36	$1.48	$1.15	$1.40
Diluted	$1.30	$1.41	$1.10	$1.33
     On July 29, 2005, WESCO acquired the assets and business of Fastec Industrial Corp. (Fastec). Fastec is a nationwide importer and distributor of industrial fasteners, cabinet, and locking and latching products. WESCO paid $28.7 million, net of $0.3 million cash acquired and issued a $3.0 million 6% note payable due January 29, 2007 to consummate this acquisition. Within ninety days of the acquisition date, the purchase price and the amount of the note payable are subject to adjustment in the event the agreed net tangible asset value as of the closing date is more or less than $15.5 million. As determined at the acquisition date and based on management’s preliminary fair values, the purchase price allocation resulted in the recording of intangible assets in the amount of $9.5 million and goodwill in the amount of $6.7 million which is expected to be fully deductible for tax purposes.
     The operating results of Fastec have been included in WESCO’s operating results since July 29, 2005. Pro forma comparative results of WESCO, assuming the acquisition of Fastec had been made at the beginning of fiscal 2004, would not have been materially different from the reported results or the pro forma results presented above.
     WESCO’s financial statements as of September 30, 2005 reflect preliminary estimates of the fair value of acquired inventory, property, buildings and equipment and intangible assets of Carlton-Bates and Fastec. WESCO has engaged an independent company to assist with the valuation of these assets and the determination of their useful lives, as applicable. WESCO expects to finalize these items during its fourth quarter ending December 31, 2005.
7. LONG-TERM DEBT
Revolving Credit Facility
     In June 2005, WESCO Distribution amended and restated its revolving credit facility. As amended and restated, the revolving credit facility matures in June 2010 and provides for an aggregate borrowing limit of up to $250 million. In September 2005, the revolving credit facility was amended to increase the aggregate borrowing limit up to $275 million. During the nine months ended September 30, 2005, borrowings and repayments under the revolving credit facility were each $171.0 million. As of September 30, 2005, there was no outstanding balance and approximately $245 million in availability, and consequently, not subject to any covenants in the agreement.
9-1/8% Senior Subordinated Notes due 2008
     On March 1, 2005, WESCO Distribution redeemed $123.8 million in aggregate principal amount of their 9-1/8% Senior Subordinated Notes due 2008 (the “2008 Notes”) at a loss of $10.1 million resulting from the payment of the call premium and the write-off of the unamortized original issue discount and debt issuance costs. As of September 30, 2005, $199.7 million aggregate principal amount of the 2008 Notes were outstanding.
     On September 26, 2005, WESCO Distribution notified the trustee under the indenture governing the 2008 Notes that WESCO Distribution intended to exercise their rights to redeem the entire $199.7 million aggregate principal amount outstanding. In accordance with the terms and conditions of the indenture governing the 2008 Notes, the redemption price will be 101.521% of the principal amount. Following the redemption, there no 2008 Notes were outstanding. The scheduled redemption date was October 29, 2005. The 2008 Notes have been reclassified and are included in the current portion of long-term debt as of September 30, 2005.

7.50% Senior Subordinated Notes due 2017
     In September 2005, WESCO Distribution completed an offering of $150 million aggregate principal amount of 7.50% Senior Subordinated Notes due 2017 (the “2017 Notes”) through a private offering to qualified institutional buyers as defined in Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). In connection with this offering, WESCO Distribution incurred fees of approximately $3.7 million, which have been deferred (as other assets), and are being amortized over the term of the notes. The 2017 Notes were issued at an issue price of 100% of par. The net proceeds were used to repay outstanding indebtedness, including the redemption of the 2008 Notes, and for general corporate purposes, including the Carlton-Bates acquisition. The 2017 Notes are unconditionally guaranteed by WESCO on an unsecured senior basis. The 2017 Notes bear interest at a stated rate of 7.50%, payable semi-annually on April 15 and October 15 of each year, with the first interest payment occurring on April 15, 2006.
     The 2017 Notes are redeemable at the option of WESCO Distribution, in whole or in part, at any time after October 15, 2010 at the following prices during the 12-month period commencing on October 15 of the years set forth below:

Year	Redemption Price
2010	103.750%
2011	102.500%
2012	101.250%
2013 and thereafter	100.000%
     The holders of 2017 Notes have the right to require WESCO Distribution, upon a change of control, to repurchase all or any part of the 2017 Notes at a redemption price equal to 101% of the principal amount, plus accrued and unpaid interest.
Bruckner Note Payable
     In June 2005, WESCO Distribution paid $30 million due pursuant to the Bruckner note payable, and the remaining payment of $20 million under this note is due in June 2006.
2.625% Convertible Senior Debentures due 2025
     In September 2005, WESCO completed an offering of $150.0 million aggregate principal amount of the Debentures through a private offering to qualified institutional buyers as defined in Rule 144A under the Securities Act. In connection with this offering, WESCO incurred transaction fees of approximately $4.5 million, which have been deferred (as other assets) and are being amortized through October 2010, the date of the first put option by the holders of the Debentures requiring WESCO to repurchase the Debentures. The net proceeds were used to repay outstanding indebtedness. Payment of all principal and interest (including contingent interest and additional interest, if any) payable on the Debentures is unconditionally guaranteed by WESCO Distribution. The Debentures are senior unsecured obligations of WESCO and the guarantee is an unsecured senior subordinated obligation of WESCO Distribution. At September 30, 2005, $150.0 million principal amount of the Debentures was outstanding.
     The Debentures are convertible, at the holder’s option into cash and shares of our common stock initially based on a conversion rate of 23.8872 shares (equivalent to an initial conversion price of approximately $41.86 per share) upon the occurrence of certain events at any time on or prior to the close of business on the trading day immediately preceding the maturity date, only under the circumstances described in the offering memorandum. The ratio is subject to adjustment if certain events take place, and conversion may occur if the closing sale price per common share exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the preceding calendar quarter or if certain other conditions are met.
     Upon conversion, WESCO will pay cash and shares of common stock, if any, based on a daily conversion value calculated on a proportionate basis for each day of the 20 trading-day cash settlement averaging period. In the event of certain types of fundamental changes, WESCO will increase the number of shares issuable upon conversion or, in lieu thereof, may elect to adjust the conversion obligation and conversion rate so that the Debentures become convertible into shares of the acquiring or surviving company.
     The Debentures bear interest at a rate of 2.625% per year. Interest on the Debentures is payable on October 15 and April 15 of each year, beginning April 15, 2006. The Debentures will mature on October 15, 2025 unless earlier converted or repurchased. Beginning with the six-month period commencing October 15, 2010, WESCO will also pay contingent interest during any six-month interest period in which the trading price of the Debentures, measured over a specified number of trading days preceding the applicable six-month interest period, is 120% or more of the principal amount of the Debentures. When payable, the contingent interest will equal 0.25% of the average trading price of the principal amount of the Debentures. As defined in SFAS No. 133, “Accounting for Derivative Instruments and Hedge Activities”, the contingent interest feature of the Debentures is an embedded derivate that is not considered clearly and closely related to the host contract. The contingent interest component had no value at issuance or at September 30, 2005.

     WESCO may redeem some or all of the Debentures on or after October 10, 2010, for cash at a redemption price equal to 100% of the principal amount plus accrued interest and unpaid interest (including contingent interest and additional interest, if any).
     The holders may require WESCO to repurchase all or a portion of their Debentures on October 15, 2010, October 15, 2015 and October 15, 2020 at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest (including contingent and additional interest, if any). In addition, the holders may require WESCO to repurchase all or a portion of their Debentures upon a fundamental change at a cash repurchase price equal to 100% of the principal amount plus accrued interest (including contingent interest and additional interest, if any).
8. COMMITMENTS and CONTINGENCIES
     As previously reported, WESCO is a defendant in a lawsuit in a state court in Florida in which a former supplier alleges that WESCO failed to fulfill its commercial obligations to purchase product and seeks substantial monetary damages. WESCO believes that it has meritorious defenses. The court has granted a summary judgment motion, in favor of WESCO, dismissing the claims for which substantial monetary damages were sought. This decision by the court is subject to a possible appeal. Trial of the remaining issues is scheduled for April 2006.
     WESCO was a defendant in a suit filed in federal district court in northern California alleging antitrust, contract and other claims. On August 9, 2005, WESCO and the plaintiff agreed to settle this lawsuit. Under the terms of the settlement, both parties agreed to release all claims against the other in exchange for cash and other consideration. On October 14, 2005, as stipulated by the settlement agreement, the majority of the cash settlement amount was paid. The settlement plus related litigation expenses resulted in a $9.0 million pre-tax charge ($6.1 million after tax) against the third quarter 2005 results.
9. COMPREHENSIVE INCOME
     The following table sets forth comprehensive income and its components:

	Three Months Ended
	September 30
In thousands	2005	2004

Net income	$25,008	$19,037
Foreign currency translation adjustment	3,401	3,124

Comprehensive income	$28,409	$22,161

	Nine Months Ended
	September 30
In thousands	2005	2004

Net income	$63,791	$47,843
Foreign currency translation adjustment	2,596	1,106

Comprehensive income	$66,387	$48,949

10. INCOME TAXES
     The following table sets forth the reconciliation between the federal statutory income tax rate and the effective rate:

	Three Months Ended
	September 30,
	2005	2004

Federal statutory rate	35.0%	35.0%
State taxes, net of federal tax benefit	1.8	1.8
Nondeductible expenses	0.8	0.8
Domestic tax benefit from foreign operations	(1.9)	(1.7)
Foreign tax rate differences (1)	(3.2)	(4.6)
Favorable impact resulting from prior year tax contingencies (2)	—	(0.7)
Other	—	1.9

	32.5%	32.5%

	Nine Months Ended
	September 30,
	2005	2004

Federal statutory rate	35.0%	35.0%
State taxes, net of federal tax benefit	1.6	1.4
Nondeductible expenses	0.8	1.1
Domestic tax benefit from foreign operations	(1.6)	(1.2)
Foreign tax rate differences(1)	(2.9)	(2.5)
Favorable impact resulting from prior year tax contingencies (2)	—	(0.3)
Federal tax credits(3)	(1.1)	—
Other	—	1.2

	31.8%	34.7%

(1)	Includes a benefit of $1.2 million and $0.7 million for the three months ended September 30, 2005 and 2004, respectively and $2.8 million and $0.7 million for the nine months ended September 30, 2005 and 2004, respectively, from the recapitalization of our Canadian operations.

(2)	Represents a benefit of $0.2 million in 2004 from the resolution of prior years tax contingencies.

(3)	Represents a benefit of $1.0 million for the nine months ended September 30, 2005 from research and development credits.
11. OTHER FINANCIAL INFORMATION
     WESCO Distribution, Inc. issued in September 2005 $150 million of the 2017 Notes which remain outstanding as of September 30, 2005. The 2017 Notes are fully and unconditionally guaranteed by WESCO International, Inc. on a subordinated basis to all existing and future senior indebtedness of WESCO International, Inc.
     WESCO Distribution, Inc. issued in June 1998 $400 million of the 2008 Notes and as of September 30, 2005 $200.3 million have been redeemed and $199.7 million of the remaining outstanding. The 2008 Notes are fully and unconditionally guaranteed by WESCO International, Inc. on a subordinated basis to all existing and future senior indebtedness of WESCO International, Inc.
     Condensed consolidating financial information for WESCO International, Inc., WESCO Distribution, Inc. and the non-guarantor subsidiaries are as follows:

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS

	September 30, 2005
	(In thousands)
	WESCO	WESCO Distribution,	Non-Guarantor	Consolidating and
	International, Inc.	Inc.	Subsidiaries	Eliminating Entries	Consolidated
Cash and cash equivalents	$2	$34,912	$25,952	$—	$60,866
Trade accounts receivable	—	20,799	418,834	—	439,633
Inventories	—	347,220	109,660	—	456,880
Other current assets	—	36,578	38,921	(19,598)	55,901

Total current assets	2	439,509	593,367	(19,598)	1,013,280
Intercompany receivables, net	—	19,776	40,489	(60,265)	—
Property, buildings and equipment net	—	29,843	73,336	—	103,179
Identified intangibles, net	—	9,480	41,215	—	50,695
Goodwill	—	370,190	187,767	—	557,957
Investments in affiliates and other noncurrent assets	649,887	750,169	2,746	(1,389,069)	13,733

Total assets	$649,889	$1,618,967	$938,920	$(1,468,932)	$1,738,844

Accounts payable	$—	$462,690	$111,480	$—	$574,170
Other current liabilities	—	299,739	23,564	(19,598)	303,705

Total current liabilities	—	762,429	135,044	(19,598)	877,875
Intercompany payables, net	60,265	—	—	(60,265)	—
Long-term debt	150,000	153,145	48,509	—	351,654
Other noncurrent liabilities	—	57,958	11,733	—	69,691
Stockholders’ equity	439,624	645,435	743,634	(1,389,069)	439,624

Total liabilities and stockholders’ equity	$649,889	$1,618,967	$938,920	$(1,468,932)	$1,738,844

	December 31, 2004
	(In thousands)
	WESCO	WESCO Distribution,	Non-Guarantor	Consolidating and
	International, Inc.	Inc.	Subsidiaries	Eliminating Entries	Consolidated
Cash and cash equivalents	$1	$15,974	$18,548		$34,523
Trade accounts receivable	—	18,077	365,287	—	383,364
Inventories	—	326,194	61,145	—	387,339
Other current assets	—	31,152	27,313	(8,775)	49,690

Total current assets	1	391,397	472,293	(8,775)	854,916
Intercompany receivables, net	—	210,406	26,729	(237,135)	—
Property, buildings and equipment net	—	26,403	68,339	—	94,742
Goodwill	—	363,045	38,565	—	401,610
Investments in affiliates and other noncurrent assets	590,687	463,489	2,971	(1,051,560)	5,587

Total assets	$590,688	$1,454,740	$608,897	$(1,297,470)	$1,356,855

Accounts payable	$—	$376,932	$78,889	$—	$455,821
Other current liabilities	—	101,989	15,210	(8,775)	108,424

Total current liabilities	—	478,921	94,099	(8,775)	564,245
Intercompany payables, net	237,135	—	—	(237,135)	—
Long-term debt	—	336,782	49,391	—	386,173
Other noncurrent liabilities	—	48,350	4,534	—	52,884
Stockholders’ equity	353,553	590,687	460,873	(1,051,560)	353,553

Total liabilities and stockholders’ equity	$590,688	$1,454,740	$608,897	$(1,297,470)	$1,356,855

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Three Months Ended September 30, 2005
	(In thousands)
	WESCO	WESCO Distribution,	Non-Guarantor	Consolidating and
	International, Inc.	Inc.	Subsidiaries	Eliminating Entries	Consolidated
Net sales	$—	$953,453	$177,996	$—	$1,131,449
Cost of goods sold	—	780,144	142,992	—	923,136
Selling, general and administrative expenses	1	149,614	7,685	—	157,300
Depreciation and amortization	—	2,960	747	—	3,707
Results of affiliates’ operations.	21,254	11,345	—	(32,599)	—
Interest expense (income), net	(6,068)	10,217	2,301	—	6,450
Other expense	—	(2,304)	6,100	—	3,796
Provision for income taxes	2,313	2,913	6,826	—	12,052

Net income	$25,008	$21,254	$11,345	$(32,599)	$25,008

	Three Months Ended September 30, 2004
	(In thousands)
	WESCO	WESCO Distribution,	Non-Guarantor	Consolidating and
	International, Inc.	Inc.	Subsidiaries	Eliminating Entries	Consolidated
Net sales	$—	$833,855	$140,653	$—	$974,508
Cost of goods sold	—	679,672	112,270	—	791,942
Selling, general and administrative expenses	—	121,015	16,231	—	137,246
Depreciation and amortization	—	3,673	759	—	4,432
Results of affiliates’ operations	16,915	7,318	—	(24,233)	—
Interest (income) expense, net	(3,265)	12,744	831	—	10,310
Loss on debt extinguishments, net	—	444	—	—	444
Other expense	—	2,006	(75)	—	1,931
Provision (benefit) for income taxes	1,143	4,704	3,319	—	9,166

Net income	$19,037	$16,915	$7,318	$(24,233)	$19,037

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Nine Months Ended September 30, 2005
	(In thousands)
	WESCO	WESCO Distribution,	Non-Guarantor	Consolidating and
	International, Inc.	Inc.	Subsidiaries	Eliminating Entries	Consolidated
Net sales	$—	$2,686,186	498,195	$—	$3,184,381
Cost of goods sold	—	2,195,597	400,703	—	2,596,300
Selling, general and administrative expenses	4	395,462	46,502	—	441,968
Depreciation and amortization	—	9,217	2,113	—	11,330
Results of affiliates’ operations	52,156	32,459	—	(84,615)	—
Interest (income) expense, net	(17,066)	32,765	6,726	—	22,425
Loss on debt extinguishments, net	—	10,051	—	—	10,051
Other expense	—	15,252	(6,438)	—	8,814
Provision for income taxes	5,427	8,145	16,130	—	29,702

Net income	$63,791	$52,156	$32,459	$(84,615)	$63,791

	Nine Months Ended September 30, 2004
	(In thousands)
	WESCO	WESCO Distribution,	Non-Guarantor	Consolidating and
	International, Inc.	Inc.	Subsidiaries	Eliminating Entries	Consolidated
Net sales	$—	$2,358,045	$395,276	$—	$2,753,321
Cost of goods sold	—	1,912,178	314,018	—	2,226,196
Selling, general and administrative expenses	—	351,082	51,933	—	403,015
Depreciation and amortization	—	11,741	2,352	—	14,093
Results of affiliates’ operations	41,980	25,768	—	(67,748)	—
Interest (income) expense, net	(9,018)	40,674	(1,359)	—	30,297
Loss on debt extinguishments, net	—	2,069	—	—	2,069
Other expense (income)	—	13,171	(8,732)	—	4,439
Provision (benefit) for income taxes	3,155	10,918	11,296	—	25,369

Net income	$47,843	$41,980	$25,768	$(67,748)	$47,843

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2005
	(In thousands)
	WESCO	WESCO Distribution,	Non-Guarantor	Consolidating and
	International, Inc.	Inc.	Subsidiaries	Eliminating Entries	Consolidated
Net cash provided by operating activities.	$24,619	$132,619	$8,876	$—	$166,114
Investing activities:
Capital expenditures	—	(10,492)	(505)	—	(10,997)
Acquisitions and other investing activities	—	(277,078)	—	—	(277,078)

Net cash used by investing activities	—	(287,570)	(505)	—	(288,075)
Financing activities:
Net borrowings (repayments)	(26,870)	177,476	(884)	—	149,722
Debt issuance costs	(3,750)	(3,588)	(506)	—	(7,844)
Proceeds from the exercise of stock options	6,003	—	—	—	6,003

Net cash provided (used) by financing activities	(24,617)	173,888	(1,390)	—	147,881

Effect of exchange rate changes on Cash and cash equivalents	—	—	423	—	423

Net change in cash and cash equivalents	2	18,937	7,404	—	26,343
Cash and cash equivalents at beginning of year	1	15,974	18,548	—	34,523

Cash and cash equivalents at end of period	$3	$34,911	$25,952	—	$60,866

	Nine Months Ended September 30, 2004
	(In thousands)
	WESCO	WESCO Distribution,	Non-Guarantor	Consolidating and
	International, Inc.	Inc.	Subsidiaries	Eliminating Entries	Consolidated
Net cash provided (used) by operating activities	$(81,966)	$170,094	$4,185	$—	$92,313
Investing activities:
Capital expenditures	—	(6,453)	(441)	—	(6,894)
Acquisitions	—	(31,125)	—	—	(31,125)

Net cash used in investing activities	—	(37,578)	(441)	—	(38,019)
Financing activities:
Net borrowings (repayments)	96,125	(142,858)	(1,820)	—	(48,553)
Redemption of stock options	(20,144)		—	— —	(20,144)
Proceeds from the exercise of stock options	5,986	—	—	—	5,986

Net cash provided (used) by financing activities	81,967	(142,858)	(1,820)	—	(62,711)

Effect of exchange rate changes on Cash and cash equivalents	—	—	169	—	169

Net change in cash and cash equivalents	1	(10,342)	2,093	—	(8,248)
Cash and cash equivalents at beginning of year	1	16,421	11,073	—	27,495

Cash and cash equivalents at end of period	$2	$6,079	$13,166	$—	$19,247

12.   SUBSEQUENT EVENTS
     On October 4, 2005, the Receivables Facility was amended to increase the purchase commitment from $350 million to $400 million.
     As previously reported, WESCO was a defendant in a suit filed in federal district court in northern California alleging antitrust, contract and other claims. On August 9, 2005, WESCO and the plaintiff agreed to settle this lawsuit. Under the terms of the settlement, both parties agreed to release all claims against the other in exchange for cash and other consideration. On October 14, 2005, as stipulated by the settlement agreement, the majority of the cash settlement amount was paid. The settlement plus related litigation expenses resulted in a $9.0 million pre-tax charge ($6.1 million after tax) against the third quarter 2005 results.
     On October 29, 2005, WESCO Distribution redeemed the remaining $199.7 million in aggregate principal amount of the 2008 Notes that were issued June 1998 at a loss of $5.0 million resulting from the payment of the call premium and the write-off of the unamortized original issue discount and debt issuance costs. This loss will be recognized in the WESCO financial statements in the three-month period ending December 31, 2005.
     On October 20, 2005, October 28, 2005 and then on October 31, 2005, in conjunction with the redemption of the 2008 Notes, WESCO Distribution terminated its three interest rate swap agreements totaling $100 million resulting in termination fees of $2.3 million. As a result of the redemption of the 2008 Notes, the termination fees and the balance of the unamortized gain from the interest rate swap agreements that were called by the issuer in June 2003 in the amount of $2.4 million will be recognized in the WESCO financial statements in the three-month period ending December 31, 2005.
     On November 2, 2005, in conjunction with the provisions of the acquisition of Carlton-Bates, the Company completed its preliminary review of the acquired working capital amount and has determined that adjustments to the acquired working capital will not be in excess of $3.0 million and as such, advised the escrow agent to release $2.0 million from the $5.0 million working capital adjustment escrow reserve.

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
Company Overview
     WESCO is a full-line distributor of electrical supplies and equipment and is a provider of integrated supply procurement services. WESCO is a full-line distributor of electrical supplies and equipment and is a provider of integrated supply procurement services with operations in the United States, Canada, Mexico, Puerto Rico, Guam, the United Kingdom, Nigeria, United Arab Emirates and Singapore. WESCO currently operates approximately 390 branch locations and nine distribution centers (seven in the United States and two in Canada). We serve over 100,000 customers worldwide, offering over 1,000,000 products from over 24,000 suppliers. Our diverse customer base includes a wide variety of industrial companies; contractors for industrial, commercial and residential projects; utility companies, and commercial, institutional and governmental customers. Approximately 87% of our net sales are generated from operations in the U.S., 10% from Canada and the remainder from other countries.
     Sales growth, along with positive impact from our margin and cost improvement initiatives, contributed to improved financial results for the first nine months of 2005. Sales increased 15.7% over the same period last year, and gross margin percentage was 18.5% and 19.1% for the nine-month periods ending September 30, 2005 and 2004, respectively. The decline was primarily due to favorable commodity pricing in 2004, which increased the gross margin percentage in 2004, but was not as significant in 2005, which contributed to a lower gross margin percentage for the nine-month period. The decline in gross margin percentage is also partially due to a mix shift to lower gross margin sales in 2005. Operating income increased by 22.5% compared with last year’s comparable period and the year to date net income was $63.8 million versus $47.8 million in last year’s comparable period. Operating income improvement was driven by cost control and improved leverage on sales growth.
Recent Acquisitions
     Carlton-Bates Company
     On September 29, 2005, WESCO acquired all of the common stock of Carlton-Bates Company (“Carlton-Bates”), headquartered in Little Rock, Arkansas. The cash purchase price was $250.3 million. Carlton-Bates is a regional industrial distributor of electrical and electronic components with an emphasis on automation and electromechanical applications serving an estimated 20,000 customers in the U.S. and Mexico with a concentration in the Southeastern, Southwestern and Midwestern U.S. Carlton-Bates is a premier regional distributor of electrical and electronic components with a special emphasis on automation and electromechanical applications and the original equipment manufacturer markets. Carlton-Bates also adds new product categories, new supplier relationships, kitting and light assembly services, and provides opportunities to penetrate further into specialty products and value added services.
     Fastec Industrial Corp.
     On July 29, 2005, WESCO acquired the assets and business of Fastec Industrial Corp. (“Fastec”). The net cash purchase price was $28.7 million. Fastec is a nationwide importer and distributor of industrial fasteners, cabinet, and locking and latching products.
Impact of Hurricanes Katrina or Rita
     WESCO had five branches directly impacted by Hurricane Katrina and three branches impacted by Hurricane Rita. Most locations were operational within days, with one branch located in metropolitan New Orleans returning to full operations in early October 2005. Our overall operations and financial condition were not significantly impacted by Hurricanes Katrina or Rita. Of the eight branch facilities impacted by these two hurricanes, six are leased and the repairs are the responsibility of the landlord of each facility and two facilities are owned by WESCO. We have not yet determined the final financial impact to WESCO for the cost of repairs related to the two branches locations owned by WESCO and at this time have estimated these costs to not be material.
Cash Flow
     Cash provided by operating activities for the first nine months of 2005 and 2004 totaled $166.1 million and $92.3, respectively. Cash provided by operating activities in 2005 included cash inflows of $102.0 million associated with increases in eligible receivables related to our Receivables Facility. In 2004, cash provided by operating activities included a cash inflow of $75.0 million from increases in eligible receivables related to our Receivables Facility. In 2005, cash inflows from increases in accounts payable of $98.4 million and prepaid expenses and other current assets of $2.7 million were partially offset by a $110.5 million use of cash for increased accounts receivable and a $14.3 million use of cash for increased inventory. The increases in accounts payable, accounts receivable and inventory result primarily from the increase in business activity during the first nine months. In 2004, cash inflows from increases in accounts payable of $87.3 million and prepaid expenses and other current assets of $12.5 million were partially offset by a $105.8 million use of cash for increased accounts receivable and a $60.2 million use of cash for increased inventory.

     Net cash used in investing activities of $288.1 million increased during the first nine months of 2005, primarily due to payments related to the acquisitions of Carlton-Bates of $248.5 million and Fastec of $28.8 million and capital expenditures of $11.0 million. In 2004, net cash used in investing activities was $38.0 million included capital expenditures of $6.9 million and a $30.0 million payment pursuant to the Bruckner purchase agreement.
     During the first nine months of 2005 proceeds from the issuance of long-term debt were from issuance of the 2017 Notes of $150.0 million and from the issuance of the Debentures of $150 million. During the first nine months of 2005, the Company redeemed $123.8 million in aggregate principal amount of the 2008 Notes and made a $30.0 million payment pursuant to the Bruckner note issued in June 2005 in the amount of $50.0 million. Proceeds and repayments of long-term debt each in the amount of $171.0 million were related to our Revolving Credit Facility. The Company received $6.0 million in amounts from employees for the exercise of stock options. Net cash used by financing activities during the first nine months of 2004 totaled $62.7 million as a result of proceeds of $309.0 million and repayments of $311.8 million related to our Revolving Credit Facility, the repurchase of $45.3 million in aggregate principal amount of our 2008 Notes, $20.1 million in cash payments made to certain employees for the redemption of stock options and $6.0 million in amounts received from the exercise of stock options.
Financing Availability
     As of September 30, 2005, we had approximately $208 million in available borrowing capacity under our financing facilities.
Outlook
     Improvements in operations and our capital structure made in 2004 and 2005 have positioned us well for the remainder of 2005. Though we continue to see favorable macroeconomic data and positive activity levels in our major end markets, capital spending in the manufacturing and construction markets we serve still remains well below the higher levels experienced in 2000 and 2001. Although we are seeing signs of improvement, we anticipate a lag before we see a broad-based increase in capital spending. Accordingly, we continue to focus on selling and marketing initiatives to increase market share, enhance margin expansion programs and focus on cost containment as we drive to improve our operating performance for the rest of 2005.
Critical Accounting Policies and Estimates
     During the nine-month period ended 2005, there were no significant changes to WESCO’s Critical Accounting Policies and Estimates referenced in the 2004 Annual Report on Form 10-K.
Results of Operations
Third Quarter of 2005 versus Third Quarter of 2004
     The following table sets forth the percentage relationship to net sales of certain items in WESCO’s unaudited condensed consolidated statements of income for the periods presented:

	Three Months Ended
	September 30
	2005	2004

Net sales	100.0%	100.0%
Gross profit	18.4	18.7
Selling, general and administrative expenses	13.9	14.1
Depreciation and amortization	0.3	0.4

Income from operations	4.2	4.2
Interest expense	0.6	1.0
Loss on debt extinguishments	0.0	0.1
Other expense	0.3	0.2

Income before income taxes	3.3	2.9
Provision for income taxes	1.1	0.9

Net income	2.2%	2.0%

     Net sales in the third quarter of 2005 totaled $1,131.4 million versus $974.5 million in the comparable 2004 quarter, an increase of 16.1%. Approximately 12.0% of the increase in sales was attributable to increased volume, including the affect of recent acquisitions 1.3%. The remainder of the increase was attributed to increased pricing on commodity products of approximately 3.0% and favorable currency translation of the Canadian dollar of 1.1%.

     Gross profit for the third quarter of 2005 totaled $208.3 million compared with $182.6 million in 2004. Gross margin for the third quarter of 2005 as a percentage of net sales was 18.4% compared to 18.7% in the comparable period in the prior year. The decline in gross margin percentage was primarily due to change in sales mix and the remainder was due to an increase in our inventory commodity pricing in 2004, but was not as significant in 2005 and contributed to a lower gross margin percentage for the period.
     Selling, general and administrative (“SG&A”) expenses in the third quarter of 2005 totaled $157.3 million versus $137.2 million in last year’s comparable quarter for an increase of $20.1 million. Total SG&A expenses as a percent of net sales were 13.9% and 14.1% for the three-month period ending September 30, 2005 and 2004, respectively reflecting the leverage of higher sales volume and the continuous improvements resulting from the implementation of our company-wide LEAN initiatives to drive continuous improvement to the entire business enterprise. Total payroll expense increased approximately $9.8 million over last year’s third quarter principally from increased salaries of $3.6 million as a result of merit increases in 2005 and personnel costs related to the additional employees from the Fastec acquisition, increased incentive and commission costs of $2.1 million related to the increase in net sales of $157.0 million, increased health care and benefits costs of $1.5 million of which $.5 million is related to increased costs of health care and $.5 million and $.5 million, respectively, related to increased matching and discretionary contributions to our defined contribution plan resulting from increased compensation and increased stock option compensation expense of $1.9 million primarily as a result of the additional expense related to stock options granted July 2005. Shipping and handling expense included in SG&A was $11.6 million in the third quarter of 2005 compared with $9.5 million in last year’s third quarter. The increase resulted from increased fuel costs of $0.4 million with the remaining increase in transportation expenses related to increased sales. For the three months ended September 30, 2005 versus the same period in 2004, expenses related to legal matters increased by $9.4 million primarily from $9.0 million in expenses related to a legal settlement and associated litigation expenses.
     Depreciation and amortization was $3.7 million in the third quarter of 2005 versus $4.4 million in last year’s third quarter. The decrease of $0.7 million in 2005 compared to 2004 is as a result of a result of fixed assets acquired prior to 2004 becoming fully depreciated in 2004
     Interest expense totaled $6.5 million for the third quarter of 2005 versus $10.3 million in last year’s comparable quarter, a decrease of 36.9%. The decline was due to a lower amount of average indebtedness outstanding during the current quarter as compared to the third quarter of 2004 offset somewhat by slightly higher effective interest rates.
     Loss on debt extinguishments of $0.4 million for the third quarter of 2004 represented the loss on the repurchase of our senior subordinated notes.
     Other expense for the three months ended September 30, 2005 increased to $3.8 million versus $1.9 million in 2004, reflecting costs associated with the Receivables Facility. This increase is due to the increase in the average of the accounts receivable sold for this three-month period of 2005 to $336.7 million versus $296.7 million in last year’s comparable three-month period and an increase in the average interest rate in 2005 of 4.1% versus 2004 of 2.3%.
     Income tax expense totaled $12.1 million in the third quarter of 2005 and the effective tax rate was 32.5%. Income tax expense of totaled $9.2 million in the third quarter of 2004 and the effective tax rate was 32.5%. The current quarter’s effective tax rate differed from the statutory tax rate primarily as a result of a decrease in foreign taxes resulting from the recapitalization of the Canadian operations. During the third quarter of 2004, we recapitalized our Canadian operations to reflect the proportionate debt structure of the Canadian and US operations and to improve efficiency in cash flow movement of funds for business and tax purposes. As a result of the recapitalization, the effective tax rate was reduced by 2.4% during the third quarter of 2004.
     For the third quarter of 2005, net income totaled $25.0 million, or $0.51 per diluted share, compared with $19.0 million, or $0.43 per diluted share, in the third quarter of 2004. The improvements in net income and earnings per share were primarily attributable to increased sales and decreases in selling, general and administrative expenses as a percent of net sales, depreciation and amortization expense, interest expense, offset by an increase in other expense associated with the costs of the Receivable Facility.

Nine Months Ended September 30, 2005 versus Nine Months Ended September 30, 2004
     The following table sets forth the percentage relationship to net sales of certain items in WESCO’s unaudited condensed consolidated statements of income for the periods presented:

	Nine Months Ended
	September 30
	2005	2004

Net sales	100.0%	100.0%
Gross profit	18.5	19.1
Selling, general and administrative expenses	13.9	14.6
Depreciation and amortization	0.4	0.5

Income from operations	4.2	4.0
Interest expense	0.7	1.1
Loss on debt extinguishment	0.3	—
Other expense	0.3	0.2

Income before income taxes	2.9	2.7
Provision for income taxes	0.9	0.9

Net income	2.0%	1.8%

     Net sales in the nine months ended September 30, 2005 totaled $3,184.4 million versus $2,753.3 million in the comparable 2004 period, a 15.7% increase. Approximately 11.2% of the increase in sales was attributable to increased volume, including the affect of recent acquisitions 0.5%. The remainder of the increase was attributed to increased pricing on commodity products of approximately 3.5% and the favorable currency translation of the Canadian dollar of 1.0%.
     Gross profit for the nine-months ended September 30, 2005 totaled $588.1 million compared with $527.1 million in 2004. Gross margin for the nine-month period ended September 2005 as a percentage of net sales was 18.5% compared to 19.1% in the comparable period in the prior year. The decline in gross margin percentage was primarily due to change in sales mix and the remainder was due to an increase in our inventory commodity pricing in 2004, but was not as significant in 2005 and contributed to a lower gross margin percentage for the period.
     SG&A expenses during the nine months ended September 30, 2005 totaled $442.0 million versus $403.0 million for last year’s comparable period for an increase of $39.0 million. Total SG&A expenses as a percent of net sales were 13.9% and 14.6% for the nine month period ending September 30, 2005 and 2004, respectively reflecting the leverage of higher sales volume and the continuous improvements resulting from the implementation of our company-wide LEAN initiatives to drive continuous improvement to the entire business enterprise. Total payroll expense increased approximately $22.9 million over last year’s comparable period principally from increased salaries of $8.9 million as a result of merit increases in 2005 and personnel costs related to the additional employees from the Fastec acquisition, increased incentive and commission costs of $6.1 million related to the increase in net sales of $431.1 million, increased health care and benefits costs of $4.5 million of which $1.5 million is related to increased costs of health care and $1.1 million and $1.9 million, respectively, related to increased matching and discretionary contributions to our defined contribution plan resulting from increased compensation and increased stock option compensation expense of $4.4 million primarily as a result of the additional expense related to stock options granted July 2005. Shipping and handling expense included in SG&A was $32.6 million in the last nine-month period of 2005 compared with $27.3 million in the same nine-month period in 2004. The increase resulted from increased fuel costs of $1.5 million with the remaining increase in transportation expenses related to increased sales. For the nine months ended September 30, 2005 versus the same period in 2004, expenses related to legal matters increased by $9.7 million primarily from $9.9 million in expenses related to a legal settlement and associated litigation expenses.
     Depreciation and amortization was $11.3 million in the first nine months of 2005 versus $14.1 million in last year’s comparable period. The decrease of $2.8 million in 2005 compared to 2004 is as a result of fixed assets acquired prior to 2004 becoming fully depreciated in 2004.
     Interest expense totaled $22.4 million for the nine months ended September 30, 2005 versus $30.3 million in last year’s comparable period. The decline was due to a lower amount of indebtedness outstanding during the current period offset by a slightly higher consolidated effective interest rate.
     Loss on debt extinguishment of $10.1 million and $2.1 million for the nine months ended September 30, 2005 and 2004, respectively, represented the loss on the repurchase of our senior subordinated notes during those periods.
     Other expense for the nine months ended September 30, 2005 increased to $8.8 million versus $4.4 million in 2004, reflecting costs associated with the Receivables Facility. This increase is due to increase in the average of the accounts receivable sold for the nine-month period of 2005 to $305.9 million versus $261.3 million in last year’s comparable nine month period and an increase in the average interest rate in 2005 of 3.7% versus 2004 of 2.0%.

     For the nine months ended September 30, 2005, income tax expense totaled $29.7 million and the effective tax rate was 31.8%. Income tax expense totaled $25.4 million in last year’s comparable period and the effective tax rate was 34.7%. The effective tax rate for the nine months ended September 30, 2005 differed from the statutory rate primarily as a result of a decrease in foreign taxes resulting from the recapitalization of the Canadian operations and a decrease in federal taxes due to research and development tax credits. We recapitalized our Canadian operations to reflect the proportionate debt structure of the Canadian and US operations and to improve efficiency in cash flow movement of funds for business and tax purposes. As a result of the recapitalization, the effective tax rate was reduced by 1.3% during the nine months ended September 30, 2004.
     For the nine months ended September 30, 2005, net income totaled $63.8 million, or $1.30 per diluted share, versus $47.8 million, or $1.10 per diluted share, in last year’s comparable period. The increase in net income was primarily attributable to increased sales and decreases in selling, general and administrative expenses as a percent of net sales, depreciation and amortization and interest expense offset by increases in loss from debt extinguishment, other expense and income tax expense.
Liquidity and Capital Resources
     Total assets were $1.7 billion and $1.4 billion at September 30, 2005 and December 31, 2004, respectively. The increase in goodwill and intangible assets of $156.3 million and $50.2 million, respectively, is primarily due to the acquisitions of Carlton-Bates and Fastec in 2005. Total liabilities were $1.3 billion and $1.0 billion at September 30, 2005 and December 31, 2004, respectively. Accounts payable increased by $118.3 million, principally, as a result of increased purchase activity and the increase related to acquired companies. The total of the current and long-term portion of debt as of September 30, 2005 increased over the comparable total at December 31, 2004 by $153.2 million. The increase was primarily from the completion of the offering in 2005 of the 2017 Notes in the amount of $150 million and the Debentures in the amount of $150 million offset by the redemption of $123.8 million related to the 2008 Notes, and a $30 million payment made pursuant to earn-out provisions of the Bruckner note payable. During the first nine months of 2005, stockholders’ equity increased $86.1 million to $439.6 million at September 30, 2005 principally as a result of $63.8 million of net income and increases in common stock and additional capital due to equity activity of $22.3 million.
     Our liquidity needs arise from seasonal working capital requirements, capital expenditures, acquisitions and debt service obligations. In addition, certain of our acquisition agreements contain earn-out provisions based principally on future earnings targets, only one of which could require a significant payment. Management estimates these payments could range up to $10 million and could be made in multiple payments between 2006 and 2010.
     We finance our operating and investing needs, as follows:
     Revolving Credit Facility
     In June 2005, WESCO Distribution amended and restated its revolving credit facility. As amended and restated, the revolving credit facility matures in June 2010 and provides for an aggregate borrowing limit of up to $250 million. In September 2005, the revolving credit facility was amended to increase the aggregate borrowing limit up to $275 million. During the nine months ended September 30, 2005, borrowings and repayments under the revolving credit facility were each $171.0 million. As of September 30, 2005, we had no outstanding balance and approximately $245 million in availability, and consequently, we were not subject to any covenants in the agreement.
     9-1/8% Senior Subordinated Notes due 2008
     On March 1, 2005, we redeemed $123.8 million in aggregate principal amount of WESCO Distribution’s 9-1/8% Senior Subordinated Notes due 2008 (the “2008 Notes”) at a loss of $10.1 million resulting from the payment of the call premium and the write-off of the unamortized original issue discount and debt issuance costs. As of September 30, 2005, $199.7 million aggregate principal amount of the 2008 Notes were outstanding.
     On September 26, 2005, we notified the trustee under the indenture governing the 2008 Notes, that WESCO and WESCO Distribution intend to exercise their rights to redeem the entire $199.7 million aggregate principal amount of the outstanding 2008 Notes. In accordance with the terms and conditions of the indenture governing the 2008 Notes, the redemption price was be 101.521% of the principal amount. Following the redemption, there were no 2008 Notes outstanding. The 2008 Notes were redeemed on October 29, 2005. The 2008 Notes were reclassified and included in the current portion of long-term debt as of September 30, 2005.

     7.50% Senior Subordinated Notes due 2017
     In September 2005, WESCO Distribution completed an offering of $150 million aggregate principal amount of 7.50% Senior Subordinated Notes due 2017 (the “2017 Notes”) through a private offering to qualified institutional buyers as defined in Rule 144A under the Securities Act of 1933 (the “Securities Act”). In connection with this offering, WESCO Distribution incurred fees of approximately $3.7 million, which have been deferred (as other assets), and are being amortized over the term of the notes. The 2017 Notes were issued at an issue price of 100% of par. The net proceeds were used to repay outstanding indebtedness. The 2017 Notes are unconditionally guaranteed by WESCO on an unsecured senior basis. The 2017 Notes bear interest at a stated rate of 7.50%, payable semi-annually on April 15 and October 15 of each year, with the first interest payment occurring on April 15, 2006.
     The 2017 Notes are redeemable at the option of WESCO Distribution, in whole or in part, at any time after October 15, 2010 at the following prices during the 12-month period commencing on October 15 of the years set forth below:

Year	Redemption Price
2010	103.750%
2011	102.500%
2012	101.250%
2013 and thereafter	100.000%
     The holders of 2017 Notes have the right to require WESCO Distribution, upon a change of control, to repurchase all or any part of the 2017 Notes at a redemption price equal to 101% of the principal amount, plus accrued and unpaid interest.
     Bruckner Note Payable
     In June 2005, we paid $30 million due pursuant to the Bruckner note payable and the remaining payment of $20 million under this note is due in June 2006.
     2.625% Convertible Senior Debentures due 2025
     In September 2005, WESCO completed an offering of $150.0 million aggregate principal amount of 2.625% Convertible Senior Debentures due 2025 (the “Debentures”) through a private offering to qualified institutional buyers as defined in Rule 144A under the Securities Act. In connection with this offering, WESCO incurred transaction fees of approximately $4.5 million, which have been deferred (as other assets) and are being amortized through October 2010, the date of the first put option by the holders of the Debentures requiring WESCO to repurchase the Debentures. The net proceeds were used to repay outstanding indebtedness. Payment of all principal and interest (including contingent interest and additional interest, if any) payable on the Debentures is unconditionally guaranteed by WESCO Distribution. The Debentures are senior unsecured obligations of WESCO and the guarantee is an unsecured senior subordinated obligation of WESCO Distribution. At September 30, 2005, $150.0 million principal amount of the Debentures was outstanding.
     The Debentures are convertible, at the holder’s option into cash and shares of our common stock initially based on a conversion rate of 23.8872 shares (equivalent to an initial conversion price of approximately $41.86 per share) upon the occurrence of certain events at any time on or prior to the close of business on the trading day immediately preceding the maturity date, only under the circumstances described in the offering memorandum. If the Company’s stock price reaches $41.86, the dilutive effect on the Debentures will be reflected in diluted earnings per share by application of the treasury stock method. By application of the treasury stock method, a range of approximately 0 to 3 million shares will be included in the weighted average common shares outstanding used in computing diluted earnings per share. The ratio is subject to adjustment if certain events take place, and conversion may occur if the closing sale price per common share exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the preceding calendar quarter or if certain other conditions are met.
     Upon conversion, WESCO will pay cash and shares of common stock, if any, based on a daily conversion value calculated on a proportionate basis for each day of the 20 trading-day cash settlement averaging period. In the event of certain types of fundamental changes, WESCO will increase the number of shares issuable upon conversion or, in lieu thereof, may elect to adjust the conversion obligation and conversion rate so that the Debentures become convertible into shares of the acquiring or surviving company.
     The Debentures bear interest at a rate of 2.625% per year. Beginning with the six-month period commencing October 15, 2010, WESCO will also pay contingent interest during any six-month interest period in which the trading price of the Debentures, measured over a specified number of trading days preceding the applicable six-month interest period, is 120% or more of the principal amount of the Debentures. Interest on the Debentures is payable on October 15 and April 15 of each year, beginning April 15, 2006. The Debentures will mature on October 15, 2025 unless earlier converted or repurchased.
     WESCO may redeem some or all of the Debentures on or after October 10, 2010, for cash at a redemption price equal to 100% of the principal amount plus accrued interest and unpaid interest (including contingent interest and additional interest, if any).

     The holders may require WESCO to repurchase all or a portion of their Debentures on October 15, 2010, October 15, 2015 and October 15, 2020 at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest (including contingent and additional interest, if any). In addition, the holders may require WESCO to repurchase all or a portion of their Debentures upon a fundamental change at a cash repurchase price equal to 100% of the principal amount plus accrued interest (including contingent interest and additional interest, if any).
Off-Balance Sheet Arrangements-Accounts Receivable Securitization Program
     WESCO maintains an accounts receivable securitization program (“Receivables Facility”) that had a total purchase commitment of $350 million as of September 30, 2005. The facility was amended to increase the total purchase commitment from $325 million to $350 million on May 11, 2005. The facility has a term of three years and is subject to renewal in May 2008. Under the Receivables Facility, WESCO sells, on a continuous basis, an undivided interest in all domestic accounts receivable to WESCO Receivables Corporation, a wholly owned, special purpose entity (“SPC”). The SPC sells without recourse to a third-party conduit all the eligible receivables while maintaining a subordinated interest, in the form of overcollateralization, in a portion of the receivables. WESCO has agreed to continue servicing the sold receivables for the financial institution at market rates; accordingly, no servicing asset or liability has been recorded. As of September 30, 2005, $310.0 million in funding was outstanding under the Receivables Facility with $40.0 million in availability.
Contractual Cash Obligations and Other Commercial Commitments
     There have not been any material changes in our contractual obligations and other commercial commitments that would require an update to the disclosure provided in our Form 10-K for the year-ended December 31, 2004.
Inflation
     The rate of inflation, as measured by changes in the consumer price index, did not have a material effect on the sales or operating results of the Company during the periods presented. However, inflation in the future could affect the Company’s operating costs. Overall, price changes from suppliers have historically been consistent with inflation and have not had a material impact on the Company’s results of operations. As discussed in the results of operations, we did experience an increase in the price of certain commodity products in the first nine months of 2005 and were able reflect these increase in the prices charged to our customers.
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
Impact of Recent Accounting Pronouncements
     In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, Accounting Changes and Error Corrections, which changes the requirements for the accounting and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 eliminates the requirement to include the cumulative effect of changes in accounting principle in the income statement and instead requires that changes in accounting principle be retroactively applied. A change in accounting estimate continues to be accounted for in the period of change and future periods if necessary. A correction of an error continues to be reported by restating prior period financial statements. SFAS No. 154 is effective for WESCO for accounting changes and correction of errors made on or after January 1, 2006.
     In December 2004, the FASB issued SFAS No. 123R, Share- Based Payment. This statement is a revision of SFAS Statement No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R addresses all forms of share based payment (“SBP”) awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS No.123R, SBP awards result in a cost that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest and will be reflected as compensation expense in the financial statements. In addition, this statement will apply to unvested options granted prior to the effective date. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 regarding the SEC Staff’s interpretation of SFAS No. 123R and provides the Staff’s view regarding interaction between SFAS No. 123R and certain SEC rules and regulations and provides interpretation of the valuation of SBP for public companies. In April 2005, the SEC approved a rule that delays the effective date of SFAS No. 123R for annual, rather than interim, reporting periods that begin after June 15, 2005. WESCO is currently evaluating the effect that implementation of SFAS 123R and SAB 107 will have on its financial position, results of operations, and cash flows.

     In November 2004, the FASB issued SFAS No. 151, Inventory Costs — an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for normal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This statement becomes effective for fiscal years beginning after June 15, 2005. It is expected that this statement will not have a material effect on our financial statements.
     In May 2004, the FASB issued FASB Staff Position (“FSP”) No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (FSP 109-2) which provides guidance under SFAS No. 109, Accounting for Income Taxes, with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. We have no plans to make an election under this act to repatriate foreign earnings. Accordingly, as provided for in FSP 109-2, we have not adjusted our tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act.

Forward-Looking Statements
     From time to time in this report and in other written reports and oral statements, references are made to expectations regarding the future performance of WESCO. When used in this context, the words “anticipates,” “plans,” “believes,” “estimates,” “intends,” “expects,” “projects” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. Such statements including, but not limited to, WESCO’s statements regarding its business strategy, growth strategy, productivity and profitability enhancement, new product and service introductions and liquidity and capital resources are based on management’s beliefs, as well as on assumptions made by, and information currently available to, management, and involve various risks and uncertainties, certain of which are beyond WESCO’s control. WESCO’s actual results could differ materially from those expressed in any forward-looking statement made by or on behalf of WESCO. In light of these risks and uncertainties there can be no assurance that the forward-looking information will in fact prove to be accurate. Factors that might cause actual results to differ from such forward-looking statements include, but are not limited to, an increase in competition, the amount of outstanding indebtedness, the availability of appropriate acquisition opportunities, availability of key products, functionality of information systems, international operating environments and other risks that are described in WESCO’s Annual Report on Form 10-K for the year ended December 31, 2004 which are incorporated by reference herein. WESCO has undertaken no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Item 3.  Quantitative and Qualitative Disclosures about Market Risks
     There have not been any material changes to WESCO’s exposures to market risk during the nine months ended September 30, 2005 that would require an update to the disclosures provided in WESCO’s Form 10-K for the year-ended December 31, 2004.
Item 4.  Controls and Procedures
     Evaluation of Disclosure Controls and Procedures
     An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. In light of the recent nature of the Carlton-Bates and Fastec acquisitions and management’s planned evaluation of the internal controls of the Carlton-Bates and Fastec subsidiaries and in reliance upon SEC guidance, WESCO’s management has excluded the disclosure controls and procedures of the Carlton-Bates and Fastec subsidiaries from its evaluation for the period covered by this quarterly report. Management will include these subsidiaries in their evaluation of the effectiveness of the design and operation of our disclosure controls and procedures no later than the period ending September 30, 2006. Based on their most recent evaluation, management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by WESCO in reports that it files under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.
     Change in Internal Control Over Financial Reporting
     In light of the recent nature of the Carlton-Bates and Fastec acquisitions and management’s planned evaluation of the internal controls of these acquisitions and in reliance upon SEC guidance, WESCO’s management will exclude the internal control over financial reporting of these acquisitions from its annual report on internal control over financial reporting as of December 31, 2005. Management will include the internal control over financial reporting of these acquisitions in its annual report on internal controls over financial reporting as of December 31, 2006. There have been no significant changes in internal control over financial reporting that occurred during the third fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.  Other Information
Item 1.  Legal Proceedings
     From time to time, a number of lawsuits and claims have been or may be asserted against WESCO relating to the conduct of its business, including routine litigation relating to commercial and employment matters. The outcomes of litigation cannot be predicted with certainty, and some lawsuits may be determined adversely to WESCO. However, management does not believe that the ultimate outcome is likely to have a material adverse effect on WESCO’s financial condition or liquidity, although the resolution in any fiscal quarter of one or more of these matters may have a material adverse effect on WESCO’s results of operations for that period.
     As previously reported, WESCO is a defendant in a lawsuit in a state court in Florida in which a former supplier alleges that WESCO failed to fulfill its commercial obligations to purchase product and seeks substantial monetary damages. WESCO believes that it has meritorious defenses. The court has granted a partial summary judgment motion, in favor of WESCO, dismissing the claims for which substantial monetary damages were sought. This decision by the court is subject to a possible appeal. Trial of the remaining issues is scheduled for April 2006.
     As previously reported, WESCO was a defendant in a suit filed in federal district court in northern California alleging antitrust, contract and other claims. On August 9, 2005, WESCO and the plaintiff agreed to settle this lawsuit. Under the terms of the settlement, both parties agreed to release all claims against the other in exchange for cash and other consideration. On October 14, 2005, as stipulated by the settlement agreement, the majority of the cash settlement amount was paid. The settlement plus related litigation expenses resulted in a $9.0 million pre-tax charge ($6.1 million after tax) against the third quarter 2005 results.
Item 5.  Other Information
     As discussed in our previous SEC Form 8-K filings on June 10, 2005 and August 3, 2005, Cypress Group LLC (Cypress) sold 4 million shares of common stock of WESCO International and on August 3, 2005, Cypress sold their remaining 9.1 million shares of common stock of WESCO International. WESCO did not receive any proceeds from the sale of these securities.
Item 6.  Exhibits
     (a)  Exhibits
          31.1 Certification of Chief Executive Officer pursuant to Rules 13a-14(a) promulgated under the Exchange Act.
          31.2 Certification of Chief Financial Officer pursuant to Rules 13a-14(a) promulgated under the Exchange Act.
          32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
          32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on November 4, 2005 on its behalf by the undersigned thereunto duly authorized.

WESCO International, Inc. and Subsidiaries
By:	/s/ Stephen A. Van Oss
Stephen A. Van Oss
Senior Vice President and Chief Financial and Administrative Officer