Form 10-K
period 2005-12-31
WESCO INTERNATIONAL INC
filed 2006-03-15
CIK 929008

\

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.
Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The registrant estimates that the aggregate market value of the voting shares held by non-affiliates of the registrant was approximately $1,264.4 million as of June 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price on the New York Stock Exchange for such stock.
     As of March 10, 2006, 48,081,786 shares of Common Stock, par value $.01 per share, of the registrant were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
     Part III of this Form 10-K incorporates by reference portions of the registrant’s Proxy Statement for its 2006 Annual Meeting of Stockholders.

WESCO INTERNATIONAL, INC.
Annual Report on Form 10-K for the Fiscal Year Ended
December 31, 2005

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
The Company
     With sales of $4.4 billion in 2005, WESCO, incorporated in 1993, is a leading North American provider of electrical construction products and electrical and industrial maintenance, repair and operating supplies, commonly referred to as “MRO.” We believe we are the largest distributor in terms of sales in the estimated $74 billion* U.S. electrical wholesale distribution industry based upon published industry sources and our assessment of peer company 2005 sales. We believe we are also the largest provider of integrated supply services for MRO goods and services in the United States.
     Our distribution capability combined with integrated supply solutions and outsourcing services are designed to fulfill a customer’s MRO procurement needs. We have more than 370 full service branches and eight distribution centers located in the United States, Canada, Mexico, Puerto Rico, Guam, the United Kingdom, Nigeria, United Arab Emirates and Singapore. We serve approximately 100,000 customers worldwide, offering more than 1,000,000 products from more than 24,000 suppliers utilizing a highly automated, proprietary electronic procurement and inventory replenishment system. Our diverse customer base includes a wide variety of industrial companies; contractors for industrial, commercial and residential projects; utility companies; and commercial, institutional and governmental customers. Our top ten customers accounted for approximately 14% of our sales in 2005. Our leading market positions, experienced workforce, extensive geographic reach, broad product and service offerings and acquisition program have enabled us to grow our market position.
Industry Overview
     The electrical distribution industry serves customers in a number of markets including the industrial, electrical contractors, utility, government and institutional markets. Electrical distributors provide logistical and technical services for customers along with a wide range of products typically required for the construction and maintenance of electrical supply networks, including wire, lighting, distribution and control equipment and a wide variety of electrical supplies. Many customers demand that distributors provide a broader and more complex package of services as they seek to outsource non-core functions and achieve cost savings in purchasing, inventory and supply chain management.
     Electrical Distribution. According to Electrical Wholesaling Magazine, the U.S. electrical wholesale distribution industry had forecasted sales of approximately $74 billion in 2005. According to published sources*, our industry has grown at an approximate 5% compounded annual rate over the past 20 years. This expansion has been driven by general economic growth, increased price levels for key commodities, increased use of electrical products in businesses and industries, new products and technologies and customers who are seeking to more efficiently purchase a broad range of products and services from a single point of contact, thereby eliminating the costs and expenses of purchasing directly from manufacturers or multiple sources. The U.S. electrical distribution industry is highly fragmented. In 2004, the latest year for which market share data is available, the four national distributors, including us, accounted for approximately 18% of estimated total industry sales.
     Integrated Supply. The market for integrated supply services has grown rapidly in recent years. Growth has been driven primarily by the desire of large industrial companies to reduce operating expenses by implementing comprehensive third-party programs, which outsource cost-intensive procurement, stocking and administrative functions associated with the purchase and consumption of MRO supplies. For some of our customers, we believe these costs can account for up to 35% of the total costs for MRO products and services. We believe that significant opportunities exist for further expansion of integrated supply services, as the total potential in the United States for purchases of industrial MRO supply and services through all channels is currently estimated to be approximately $380 billion.

*	Source: Electrical wholesale estimated industry sales per Electrical Wholesaling (November, 2005) based upon revised U.S. Census Bureau Survey segregating electrical wholesale vs. electrical retail sales. Electrical Wholesaling’s 2004 estimated industry sales of $83 billion had aggregated $67 billion wholesale and $16 billion retail sales.

Business Strategy
     We believe we are the leading provider of electrical products and MRO supplies and services to companies in North America and selected international markets. Our goal is to grow earnings at a faster rate than sales by continuing to focus on margin enhancement and continuous productivity improvement. Our growth strategy utilizes our existing strengths and focuses on developing new initiatives and programs to position us to grow at a faster rate than the industry.
     Enhance Our Leadership Position in Electrical Distribution. We will continue to capitalize on our extensive market presence and brand equity in the WESCO name to grow our market position in electrical distribution. As a result of our geographical coverage, effective information systems and value-added products and services, we believe we have become a leader in serving several important and growing markets including:
•	industrial customers with large, complex plant maintenance operations, many of which require a national multi-site service solution for their electrical product needs;

•	large contractors for major industrial and commercial construction projects;

•	the electric utility industry; and

•	manufacturers of factory-built homes, recreational vehicles and other modular structures.
We are focusing our sales and marketing efforts in three primary areas:
•	expanding our product and service offerings to existing customers in industries we currently serve;

•	targeting new customers in industries we currently serve; and

•	targeting markets that provide significant growth opportunities, such as multi-site retail construction, education and healthcare facilities, original equipment manufacturers (“OEM”) and regional and national contractors.
     Continue to Grow Our Premier Position in National Accounts. From 2002 through 2005, revenue from our national accounts program increased at a compound annual growth rate of 10%. We plan to continue to invest in the expansion of this program. Through our national accounts program, we coordinate electrical MRO procurement and purchasing activities across multiple locations, primarily for large industrial and commercial companies and for electric utilities. We have well-established relationships with more than 290 companies, providing us with a recurring base of revenue through multi-year agreements with these companies. Our objective is to continue to increase revenue from our national account customers by:
•	offering existing national account customers new products and services and serving additional customer locations;

•	extending certain established national account relationships to include our integrated supply services; and

•	expanding our customer base by leveraging our existing industry expertise in markets served to enter into new markets.
     Focus on Large Construction Projects. We intend to increase our customer base, where we have targeted new construction accounts, with a focus on large commercial, industrial and institutional projects. We seek to secure new major project contracts through:
•	active national marketing of our demonstrated project management capabilities;

•	further development of relationships with leading regional and national contractors and engineering firms; and

•	close coordination with multi-location contractor customers on their major project requirements.

     Extend Our Leadership Position in Integrated Supply Services. We believe we are the largest provider of integrated supply services for MRO goods and services in the United States. We provide a full complement of outsourcing solutions, focusing on improving the supply chain management process for our customers’ indirect purchases. Our integrated supply programs replace the traditional multi-vendor, resource-intensive procurement process with a single, outsourced, fully automated process capable of managing all MRO and related service requirements. Our solutions range from timely product delivery to assuming full responsibility for the entire procurement function. Our customers include some of the largest industrial companies in the United States. We plan to expand our leadership position as the largest integrated supply services provider in the United States by building upon established relationships within our large customer base and premier supplier network, to meet customer’s continued interest in outsourcing.
     Gain Share in Fragmented Local Markets. Significant opportunities exist to gain market share in highly fragmented local markets. We intend to increase our market share in key geographic markets through a combination of increased sales and marketing efforts at existing branches, acquisitions that expand our product and customer base and new branch openings. To promote this growth, we have a compensation system for branch managers that encourage them to increase sales and optimize business activities in their local markets, including managing the sales force, configuring inventories, targeting potential customers for marketing efforts and tailoring local service options.
     Expand our LEAN Initiative. LEAN is a company-wide, strategic initiative to drive continuous improvement across the entire enterprise, including sales, operations and administrative processes. The basic principles behind LEAN are to rapidly identify and implement improvements through simplification, elimination of waste and reducing errors throughout a defined process. WESCO has been highly successful in applying LEAN in a distribution environment, and has developed and deployed numerous initiatives through the Kaizen approach. The initiatives are primarily centered around our branch operations and target nine key areas: sales, pricing, warehouse operations, transportation, purchasing, inventory, accounts receivable, accounts payable and administrative processes. In 2006, our objective is to continue to implement the initiatives across our branch locations and headquarters operations, consistent with our long-term strategy of continuously refining and improving our processes to achieve both sales and operational excellence.
     Pursue Strategic Acquisitions. Since 1995, we have completed and successfully integrated 27 acquisitions. Our most recent acquisitions were completed in July and September 2005. We believe that the highly fragmented nature of the electrical and industrial MRO distribution industry will continue to provide us with acquisition opportunities. We expect that any future acquisitions will be financed with internally generated funds, additional debt and/or the issuance of equity securities. However, our ability to make acquisitions will be subject to our compliance with certain conditions under the terms of our revolving credit facility. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources,” for a further description of the revolving credit facility.
     Expand Product and Service Offerings. We have developed a service capability to assist customers in improving their internal productivity and overall cost position. This service, which we call Cost Reduction Solutions, is based on applying LEAN principles and practices in our customers’ work environment. To date, we have worked with manufacturers, assemblers and contractors to enhance supply chain operations and logistics. Our work on productivity projects, in cooperation with our customers, significantly increases the breadth of products that can be supplied and creates fee-for-service opportunities in kitting, assembly and warehouse operations. Additionally, we have demonstrated our ability to introduce new products and services to meet existing customer demands and capitalize on new market opportunities. For example, we developed the platform to sell integrated lighting control and power distribution equipment in a single package for multi-site specialty retailers, restaurant chains and department stores. These are strong growth markets where our national accounts strategies and logistics infrastructure provide significant benefits for our customers.
     Capitalize on Our Information System Capabilities. We intend to utilize our sophisticated information technology capabilities to drive increased sales performance and market share. Our information systems support targeted direct mail marketing campaigns, sales promotions, sales productivity and profitability assessments and coordination with suppliers and overall supply chain programs that improve customer profitability and enhance our working capital productivity. Our information systems provide us with detailed, actionable information across all facets of our broad network, allowing us to quickly and effectively identify and act on profitability and efficiency-related initiatives.
     Expand Our International Operations. Our international sales, the majority of which are in Canada, accounted for approximately 13% of total sales in 2005. We believe that there is significant additional demand for our products and services outside the United States and Canada. Many of our multinational domestic customers are seeking distribution, integrated supply and project management solutions globally. We follow our established customers and pursue business that we believe utilizes and extends our existing capabilities. We believe this strategy of working through well-developed customer and supplier relationships significantly reduces risk and provides the opportunity to establish profitable incremental business. We currently have seven locations in Mexico. Additionally, our locations in Aberdeen, Scotland and London, England support our sales efforts in Europe and the former Soviet Union. We also have operations in Nigeria to serve West Africa, an office in Singapore to support our operations in Asia and an office in United Arab Emirates to serve the Middle East.

Competitive Strengths
     We believe the following strengths are central to the successful execution of our business strategy:
     Market Leadership. Our ability to manage large construction projects, complex multi-site plant maintenance programs, procurement projects that require special sourcing, technical advice, logistical support and locally based service has enabled us to establish leadership positions in our principal markets. We have utilized these skills to generate significant revenues in industries with intensive use of electrical and MRO products, including electrical contracting, utilities, OEM, process manufacturing and other commercial, institutional and governmental entities. We also have extended our position within these industries to expand our customer base.
     Value-added Services. We are a leader in providing a wide range of services and procurement solutions that draw on our product knowledge, supply and logistics expertise and systems capabilities, enabling our customers with large operations and multiple locations to reduce supply chain costs and improve efficiency. Our expansive geographical coverage is essential to our ability to provide these services. We have more than 370 branches to complement our national sales and marketing activities with local customer service, product information and technical support, order fulfillment and a variety of other on-site services. These programs include:
•	National Accounts — we coordinate product supply and materials management activities for MRO supplies, project needs and direct material for national and regional customers with multiple locations who seek purchasing leverage through a single electrical products provider. Regional and national contractors and top engineering and construction firms that specialize in major projects such as airport expansions, power plants and oil and gas facilities are also a focus group for our national accounts program;

•	Integrated Supply — we design and implement programs that enable our customers to significantly reduce the number of MRO suppliers they use through services that include highly automated, proprietary electronic procurement and inventory replenishment systems and on-site materials management and logistics services.
     Broad Product Offering. We provide our customers with a broad product selection consisting of more than 1,000,000 electrical, industrial, data communications, MRO and utility products sourced from more than 24,000 suppliers. Our broad product offering and stable source of supply enables us to meet virtually all of a customer’s electrical product and MRO requirements.
     Extensive Distribution Network. We are a full-line distributor of electrical supplies and equipment with operations in the United States, Canada, Mexico, Guam, the United Kingdom, Nigeria, United Arab Emirates and Singapore. We operate more than 370 branch locations and eight distribution centers (six in the United States and two in Canada). This extensive network, which would be extremely difficult and expensive to duplicate, allows us to:
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

     As a result of these factors, we believe that our operating costs as a percentage of sales is one of the lowest in our industry. Our selling, general and administrative expenses as a percentage of revenues for 2005 decreased to 13.9%, significantly below our peer group 2004 average of approximately 20%, according to the National Association of Electrical Distributors. Our low cost position enables us to generate a significant amount of net cash flow, as the amount of capital investment required to maintain our business is relatively low. Consequently, more of the cash we generate is available for debt reduction, continued investment in the growth of the business and strategic acquisitions.
Products and Services
Products
     Our network of branches and distribution centers stock more than 200,000 unique product stock keeping units (“SKUs”). Each branch tailors its inventory to meet the needs of the customers in its local market, stocking an average of approximately 2,500 SKUs. Our business allows our customers to access more than 1,000,000 products.
     Representative products and services that we offer include:
•	Electrical Supplies. Wiring devices, fuses, terminals, connectors, boxes, enclosures, fittings, lugs, terminations, tape, and splicing and marking equipment;

•	Industrial Supplies. Tools and testers, safety and security, fall protection, personal protection, consumables, janitorial and other MRO supplies;

•	Power Distribution. Circuit breakers, transformers, switchboards, panel boards, metering products and busway products;

•	Lighting. Lamps, fixtures, ballasts and lighting control products; · Wire and Conduit. Wire, cable, raceway, metallic and non-metallic conduit;

•	Control, Automation and Motors. Motor control devices, drives, surge and power protection, relays, timers, pushbuttons and operator interfaces; and

•	Data Communications. Cables, cable management and connecting hardware.
     We purchase products from a diverse group of more than 24,000 suppliers. In 2005, our ten largest suppliers accounted for approximately 34% of our purchases. The largest of these was Eaton Corporation, through its Eaton Electrical division, accounting for approximately 12% of total purchases. No other supplier accounted for more than 5% of total purchases.
     Our supplier relationships are important to us, providing access to a wide range of products, technical training and sales and marketing support. We have preferred supplier agreements with more than 200 of our suppliers and purchase over 60% of our stock inventory pursuant to these agreements. Consistent with industry practice, most of our agreements with suppliers, including both distribution agreements and preferred supplier agreements, are terminable by either party on 60 days notice or less.
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
Markets and Customers
     We have a large base of approximately 100,000 customers diversified across our principal markets. No customer accounted for more than 4% of our total sales in 2005.
     Industrial Customers. Sales to industrial customers, which include numerous manufacturing and process industries and OEMs accounted for approximately 41% of our sales in 2005.
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
     OEM customers incorporate electrical components and assemblies into their own products. OEMs typically require a reliable, high-volume supply of a narrow range of electrical items. Customers in this market are particularly service and price sensitive due to the volume and the critical nature of the product used, and they also expect value-added services such as design and technical support, just-in-time supply and electronic commerce.
     Electrical Contractors. Sales to electrical contractors accounted for approximately 36% of our sales in 2005. These customers range from large contractors for major industrial and commercial projects, which represent the customer types we principally serve, to small residential contractors, which represent a small portion of our sales. Electrical products purchased by electrical subcontractors typically account for approximately 40% to 50% of their installed project cost, so therefore, accurate cost estimates and competitive material costs are critical to a contractor’s success in obtaining profitable projects.
     Utilities. Sales to utilities accounted for approximately 17% of our sales in 2005. This market includes large investor-owned utilities, rural electric cooperatives and municipal power authorities. We provide our utility customers with transmission and distribution products and an extensive range of supplies to meet their MRO and capital projects needs. Full materials management and procurement outsourcing arrangements are also important in this market as cost pressures and deregulation cause utility customers to streamline purchasing and inventory control practices.
     Commercial, Institutional and Governmental (“CIG”) Customers. Sales to CIG customers accounted for approximately 6% of our sales in 2005. This fragmented market includes schools, hospitals, property management firms, retailers and government agencies of all types. We have a platform to sell integrated lighting control and distribution equipment in a single package for multi-site specialty retailers, restaurant chains and department stores.

Distribution Network
     Branch Network. We have more than 370 branches, of which approximately 310 are located in the United States, about 50 are located in Canada and the remainder located in Mexico, Puerto Rico, Guam, the United Kingdom, Nigeria, United Arab Emirates and Singapore. In addition to consolidations in connection with acquisitions, we occasionally open, close or consolidate existing branch locations to improve market coverage and operating efficiency.
     Distribution Centers. To support our branch network, we have eight distribution centers located in the United States and Canada, with facilities located near Pittsburgh, Pennsylvania, serving the Northeast and Midwest United States; near Reno, Nevada, serving the Western United States; near Memphis, Tennessee, serving the Southeast and Central United States; in Columbia, South Carolina, serving the Southeast United States; near Dayton, Ohio, serving the Midwest United States; in Little Rock, Arkansas, serving the Northeast, Central and Western United States; near Montreal, Quebec, serving Eastern and Central Canada; and near Vancouver, British Columbia, serving Western Canada.
     Our distribution centers add value for our branches, suppliers and customers through the combination of a broad and deep selection of inventory, online ordering, same-day shipment and central order handling and fulfillment. Our distribution center network reduces the lead-time and improves the reliability of our supply chain, giving us a distinct competitive advantage in customer service. Additionally, the distribution centers reduce the time and cost of supply chain activities through automated replenishment and warehouse management systems and economies of scale in purchasing, inventory management, administration and transportation.
Sales Organization
     Sales Force. Our general sales force is based at the local branches and comprises of approximately 2,100 of our employees, almost half of whom are outside sales representatives with the remainder being inside sales personnel. Outside sales representatives are paid under a compensation structure that is primarily weighted toward commissions. They are responsible for making direct customer calls, performing on-site technical support, generating new customer relations and developing existing territories. The inside sales force is a key point of contact for responding to routine customer inquiries such as price and availability requests and for entering and tracking orders.
     National Accounts. Our national accounts sales force comprises an experienced group of sales executives who negotiate and administer contracts, coordinate branch participation and identify sales and service opportunities. National accounts managers’ efforts target specific customer industries, including automotive, pulp and paper, petrochemical, steel, mining and food processing.
     We also have a sales management group, comprising our most experienced construction management personnel, which focus on serving the complex needs of North America’s largest engineering and construction firms and the top regional and national electrical contractors. These contractors typically specialize in large, complex projects such as building industrial sites, water treatment plants, airport expansions, healthcare facilities, correctional institutions, sports stadiums and convention centers.
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

     We continue to enhance “WESCO Express,” a direct ship fulfillment operation responsible for supporting smaller customers and select national account locations. Customers can order from more than 83,000 electrical and data communications products stocked in our warehouses through a centralized customer service center or over the Internet at www.WESCOdirect.com. We also use a proactive sales approach utilizing catalogs, direct mail, e-mail and personal phone selling to provide a high level of customer service. Our 2005-2006 WESCO’s Buyers Guide® was produced and released in 2005.
International Operations
     To serve the Canadian market, we operate a network of approximately 50 branches in nine provinces. Branch operations are supported by two distribution centers located near Montreal and Vancouver. With sales of approximately US$500 million, Canada represented approximately 11% of our total sales in 2005. The Canadian market for electrical distribution is considerably smaller than the U.S. market, with roughly US$4.3 billion in total sales in 2005, according to the Canadian Distribution Council.
     We also have seven locations in Mexico headquartered in Tlalnepantla, that serve all of metropolitan Mexico City and the Federal District and the states of Chihuahua, Hidalgo, Mexico, Morelos and Nuevo Leon.
     We sell to other international customers through domestic export sales offices located within North America and sales offices in international locations. Our operations in Aberdeen, Scotland and London, England support sales efforts in Europe, oil and gas customers on a global basis, engineering procurement companies and the former Soviet Union. We have an operation in Nigeria to serve West Africa, an office in United Arab Emirates to serve the Middle East and an office in Singapore to support our sales to Asia and global oil and gas customers. All of the international locations have been established to primarily serve our growing list of customers with global operations referenced under National Accounts above.
     The following table sets forth information about us by geographic area:

	Net Sales			Long-Lived Assets
	Year Ended December 31,			December 31,
(In thousands)	2005	2004	2003	2005	2004	2003
United States	$3,829,755	$3,265,280	$2,872,239	$728,329	$488,787	$491,515
Foreign Operations Canada	499,817	394,375	335,695	12,375	11,958	11,926
Other foreign	91,531	81,598	78,832	1,592	1,194	1,341

Subtotal Foreign Operations	591,348	475,973	414,527	13,967	13,152	13,267

Total U.S. and Foreign	$4,421,103	$3,741,253	$3,286,766	$742,296	$501,939	$504,782

Management Information Systems
     We have implemented data processing systems to provide support for a full range of business functions, such as customer service, inventory and logistics management, accounting and administrative support. Our branch information system, known as WESNET, is the primary data processing vehicle for all branch operations (other than our Bruckner Integrated Supply Division and certain acquired branches). The WESNET system provides all of the basic day-to-day order management and order fulfillment functions. The WESNET application and server reside locally within each branch and provide us with a flexible and cost-effective approach to facilitate expansion and organizational growth. The distributed systems are connected to a centralized data processing center via a wide area network that provides a tightly coupled, yet flexible system.
     The centralized corporate information system and data warehouse provide a platform with capability that we believe exceeds many of the most advanced enterprise resource planning packages available on the market. Our centralized servers contain near real-time transactional data from each branch system, as well as multiple years of historical transaction data. The centralized server and data warehouse technology provide a cost-effective mechanism to better monitor, manage and enhance operational processes. These systems have become the principal technology supporting inventory management, purchasing management, automated stock replenishment, margin analysis, and financial and operating analytics.
     The data warehouse is also utilized to perform extensive operational analysis and provide detailed insight for all major business processes. By providing this technology, employees at all levels have the ability to analyze their area of responsibility and drive improvements through the organization. The system contains a variety of analytic tools, including activity-based costing capability for analyzing profitability by customer, sales representative, product type and shipment type. Many other tools permit analysis of sales and margins, supplier sales planning, item analysis, market analysis, product insight and many other operational reporting and trending applications.

     The centralized platform facilitates the processing of customer orders, shipping notices, suppliers’ purchase orders and funds transfer via EDI. We have long supported standard EDI with many trading partners. Over the years we have added capability to support several other integration vehicles beyond standard EDI to better support our customer’s needs. The evolving integration capability allows us to seamlessly connect our information systems platform with those of our customers and suppliers. Our e-commerce purchasing and order fulfillment platform is a user-friendly platform that will be integrated with our legacy systems.
     Our integrated supply services are supported by state-of-the-art proprietary procurement and inventory management systems. These systems provide a fully integrated, flexible supply chain platform that currently handles over 95% of our integrated supply customers’ transactions electronically. Our configuration options for a customer range from online linkages to the customer’s business and purchasing systems, to total replacement of a customer’s procurement and inventory management system for MRO supplies.
Competition
     We believe that we are the largest distributor in the estimated $74 billion* U.S. electrical distribution industry and the largest provider of integrated supply services for MRO goods and services in the United States. We operate in a highly competitive and fragmented industry. We compete directly with national, regional and local providers of electrical and other industrial MRO supplies. In 2004, the latest year for which industry-published market share data is available, the four national distributors, including us, accounted for approximately 18% of estimated total industry sales. Competition is primarily focused on the local service area, and is generally based on product line breadth, product availability, service capabilities and price. Another source of competition is buying groups formed by smaller distributors to increase purchasing power and provide some cooperative marketing capability. While increased buying power may improve the competitive position of buying groups locally, we believe these groups have not been able to compete effectively with us for national account customers due to the difficulty in coordinating a diverse ownership group. Although certain Internet-based procurement service companies, auction businesses and trade exchanges remain in the marketplace, the impact on our business from these potential competitors has been minimal to date.
Employees
     As of December 31, 2005, we had approximately 6,000 employees worldwide, of which approximately 5,300 were located in the United States and approximately 700 in Canada and our other international locations. Less than 5% of our employees are represented by unions. We believe our labor relations are generally good.
Intellectual Property
     We currently have trademarks and service marks registered with the U.S. Patent and Trademark Office. The registered trademarks and service marks include: “WESCO®”, our corporate logo, the running man logo, the running man in box logo and “The Extra Effort People®”. In 2005, two trademarks, “CB Only the Best is Good Enough” and “LADD,” were added as a result of the acquisition of Carlton-Bates Company (“Carlton-Bates”). Certain of these and other trademark and service mark registration applications have been filed in various foreign jurisdictions, including Canada, Mexico, the United Kingdom, Singapore and the European Community.
Environmental Matters
     Our facilities and operations are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. Some of these laws and regulations may impose strict, joint and several liabilities on certain persons for the cost of investigation or remediation of contaminated properties. These persons may include former, current or future owners or operators of properties and persons who arranged for the disposal of hazardous substances. Our owned and leased real property may give rise to such investigation, remediation and monitoring liabilities under environmental laws. In addition, anyone disposing of certain products we distribute, such as ballasts, fluorescent lighting and batteries, must comply with environmental laws that regulate certain materials in these products.

*
Source: Electrical wholesale estimated industry sales per Electrical Wholesaling (November, 2005) based upon U.S. Census Bureau Survey segregating electrical wholesale vs. electrical retail sales. Electrical Wholesaling’s 2004 estimated industry sales of $83 billion had aggregated wholesale and retail sales.

     We believe that we are in compliance, in all material respects, with applicable environmental laws. As a result, we do not anticipate making significant capital expenditures for environmental control matters either in the current year or in the near future.
Seasonality
     Our operating results are not significantly affected by seasonal factors. Sales during the first quarter are generally less than 2% below the sales of the remaining three quarters due to a reduced level of activity during the winter months of January and February. Sales increase beginning in March, with slight fluctuations per month through December. As a result, our reported sales and earnings in the first quarter are generally lower than in subsequent quarters.
Website Access
     Our Internet address is www.wesco.com. Information contained on our website is not part of, and should not be construed as being incorporated by reference into, this Annual Report on Form 10-K. We make available free of charge under the “Investors” heading on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as proxy and information statements, as soon as reasonably practicable after such documents are electronically filed or furnished, as applicable, with the Securities and Exchange Commission (the “SEC”). You also may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers like us who file electronically with the SEC.
     In addition, our Charters for our Executive Committee, Nominating and Governance Committee, Audit Committee and Compensation Committee, as well as our Independence Standards and Governance Guidelines and our Code of Ethics and Business Conduct for our directors, officers and employees, are all available on our website in the “Corporate Governance” link under the “Investors” heading.
Forward-Looking Information
     This Annual Report on Form 10-K contains various “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve certain unknown risks and uncertainties, including, among others, those contained in Item 1, “Business,” Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” When used in this Annual Report on Form 10-K, the words “anticipates,” “plans,” “believes,” “estimates,” “intends,” “expects,” “projects,” “will” and similar expressions may identify forward-looking statements, although not all forward-looking statements contain such words. Such statements, including, but not limited to, our statements regarding business strategy, growth strategy, productivity and profitability enhancement, competition, new product and service introductions and liquidity and capital resources are based on management’s beliefs, as well as on assumptions made by and information currently available to, management, and involve various risks and uncertainties, some of which are beyond our control. Our actual results could differ materially from those expressed in any forward-looking statement made by or on our behalf. In light of these risks and uncertainties, there can be no assurance that the forward-looking information will in fact prove to be accurate. We have undertaken no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Executive Officers
     Our executive officers and their respective ages and positions as of December 31, 2005 are set forth below.

Name	Age	Position
Roy W. Haley	59	Chairman and Chief Executive Officer
John J. Engel	43	Senior Vice President and Chief Operating Officer
Stephen A. Van Oss	51	Senior Vice President, Chief Financial Officer and Administrative Officer
William M. Goodwin	60	Vice President, Operations
Robert B. Rosenbaum	48	Vice President, Operations
Donald H. Thimjon	62	Vice President, Operations
Ronald P. Van, Jr.	45	Vice President, Operations
Daniel A. Brailer	48	Treasurer and Director of Investor Relations
Marcy Smorey-Giger	34	Corporate Counsel and Secretary
     Set forth below is biographical information for our executive officers listed above.
     Roy W. Haley has been Chief Executive Officer of the Company since February 1994, and Chairman of the Board since 1998. From 1988 to 1993, Mr. Haley was an executive at American General Corporation, a diversified financial services company, where he served as Chief Operating Officer, as President and as a Director. Mr. Haley is also a Director of United Stationers, Inc. and Cambrex Corporation, and is Chairman of the Pittsburgh Branch of the Federal Reserve Bank of Cleveland.
     John J. Engel has been Senior Vice President and Chief Operating Officer since July 2004. Mr. Engel served from 2003 to 2004 as Senior Vice President and General Manager of Gateway, Inc. From 1999 to 2002, Mr. Engel served as an Executive Vice President and Senior Vice President of Perkin Elmer, Inc. In addition Mr. Engel was a Vice President and General Manager of Allied Signal from 1994 to 1999 and held various management positions in General Electric from 1985 to 1994.
     Stephen A. Van Oss has been Senior Vice President and Chief Financial and Administrative Officer since July 2004 and, from 2000 to July 2004 served as the Vice President and Chief Financial Officer. Mr. Van Oss also served as our Director, Information Technology from 1997 to 2000 and as our Director, Acquisition Management in 1997. From 1995 to 1996, Mr. Van Oss served as Chief Operating Officer and Chief Financial Officer of Paper Back Recycling of America, Inc. He also held various management positions with Reliance Electric Corporation. Mr. Van Oss is also a director of Williams Scotsman International, Inc. and a member of its audit committee.
     William M. Goodwin has been Vice President, Operations since March 1994. From 1987 to 1994 Mr. Goodwin served as a branch, district and region manager in various locations and also served as Managing Director of WESCOSA, a former Westinghouse-affiliated manufacturing and distribution business in Saudi Arabia.
     Robert B. Rosenbaum has been Vice President, Operations since September 1998. From 1982 until 1998, Mr. Rosenbaum was the President of the Bruckner Supply Company, Inc., an integrated supply company that we acquired in September 1998.
     Donald H. Thimjon has been Vice President, Operations since March 1994. Mr. Thimjon served as Vice President, Utility Group for us from 1991 to 1994 and as Regional Manager from 1980 to 1991.
     Ronald P. Van, Jr. has been Vice President, Operations since October 1998. Mr. Van was a Vice President and Controller of EESCO, an electrical distributor that we acquired in 1996.
     Daniel A. Brailer has been Treasurer and Director of Investor Relations since March 1999. From 1982 to 1999, Mr. Brailer held various positions at Mellon Financial Corporation, most recently as Senior Vice President.
     Marcy Smorey-Giger has been Corporate Counsel and Secretary since May 2004. From 2002 to 2004, Ms. Smorey-Giger served as Corporate Attorney and Manager, Compliance Programs. From 1999 to 2002, Ms. Smorey-Giger served as Compliance and Legal Affairs Manager.

Item 1A. Risk Factors.
     The following factors, among others, could cause our actual results to differ materially from the forward-looking statements we make. All forward-looking statements attributable to us or persons working on our behalf are expressly qualified by the following cautionary statements:
Our outstanding indebtedness requires debt service obligations that could adversely affect our ability to fulfill our obligations and could limit our growth and impose restrictions on our business.
     As of December 31, 2005, we had $403.6 million of consolidated indebtedness, including $150 million in aggregate principal amount of 7.50% Senior Subordinated Notes due 2017 (the “2017 Notes”) and $150 million in aggregate principal amount of 2.625% Convertible Senior Debentures due 2025 (the “Debentures”), and stockholders’ equity of $491 million. We and our subsidiaries may incur additional indebtedness in the future, subject to certain limitations contained in the instruments governing our indebtedness. These amounts exclude our accounts receivable securitization facility (the “Receivables Facility”), through which we sell up to $400 million of our accounts receivable to a third-party conduit and remove these receivables from our consolidated balance sheet. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.”
     Our debt service obligations have important consequences, including but not limited to the following:
•	a substantial portion of cash flow from our operations will be dedicated to the payment of principal and interest on our indebtedness, thereby reducing the funds available for operations, future business opportunities and acquisitions and other purposes, and increasing our vulnerability to adverse general economic and industry conditions;

•	our ability to obtain additional financing in the future may be limited;

•	we may be hindered in our ability to adjust rapidly to changing market conditions; and

•	we may be required to incur additional interest due to the contingent interest feature of the Debentures, which is an embedded derivative.
     Our ability to make scheduled payments of principal and interest on our debt, refinance our indebtedness, make scheduled payments on our operating leases, fund planned capital expenditures or to finance acquisitions will depend on our future performance, which to a certain extent, is subject to economic, financial, competitive and other factors beyond our control. There can be no assurance that our business will continue to generate sufficient cash flow from operations in the future to service our debt, make necessary capital expenditures or meet other cash needs. If unable to do so, we may be required to refinance all or a portion of our existing debt, to sell assets or to obtain additional financing.
     Our Receivables Facility has a three-year term and is subject to renewal in May 2008. There can be no assurance that available funding or any sale of assets or additional financing would be possible at the time of renewal in amounts or terms favorable to us, if at all.
     Over the next three years, we are obligated to pay approximately $58.9 million of which $29.0 million is related to our revolving credit facility, $23.4 million in notes payable associated with acquisitions, $4.0 million related to our mortgage credit facility and $2.5 million related to capital leases. Additionally, another acquisition agreement contains contingent consideration for the final acquisition payment which management has estimated will be $5.0 million and is reported as deferred acquisition payable. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
Our debt agreements contain restrictions that may limit our ability to operate our business.
     Our credit facilities and the indenture governing WESCO Distribution’s senior subordinated indebtedness contain, and any of our future debt agreements may contain, certain covenant restrictions that limit our ability to operate our business, including restrictions on our ability to:
•	incur additional debt or issue guarantees;

•	create liens;

•	make certain investments;

•	enter into transactions with our affiliates;

•	sell certain assets;

•	redeem capital stock or make other restricted payments;

•	declare or pay dividends or make other distributions to stockholders; and

•	merge or consolidate with any person.
     Our credit facilities also require us to maintain specific earnings to fixed expenses and debt to earnings ratios and to meet minimum net worth requirements. In addition, our credit facilities contain additional affirmative and negative covenants. Our ability to comply with these covenants is dependent on our future performance, which will be subject to many factors, some of which are beyond our control, including prevailing economic conditions.
     As a result of these covenants, our ability to respond to changes in business and economic conditions and to obtain additional financing, if needed, may be significantly restricted, and we may be prevented from engaging in transactions that might otherwise be beneficial to us. In addition, our failure to comply with these covenants could result in a default under the Debentures, the 2017 Notes and our other debt, which could permit the holders to accelerate such debt. If any of our debt is accelerated, we may not have sufficient funds available to repay such debt.
We may be unable to repurchase the Debentures or the 2017 Notes for cash when required by the holders, including following a fundamental change.
     Holders of the Debentures have the right to require us to repurchase the Debentures on specified dates or upon the occurrence of a fundamental change prior to maturity. The occurrence of a change of control would also constitute an event of default under our credit facilities, requiring repayment of amounts outstanding thereunder, and the occurrence of a change of control would also enable holders of the 2017 Notes to require WESCO Distribution to repurchase such 2017 Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest and additional interest, if any. Any of our future debt agreements may contain similar provisions. We may not have sufficient funds to make the required repayments and repurchase at such time or the ability to arrange necessary financing on acceptable terms. In addition, our ability to repurchase the Debentures or the 2017 Notes in cash may be limited by law or the terms of other agreements relating to our debt outstanding at the time, including other credit facilities, which will limit our ability to purchase the Debentures or 2017 Notes for cash in certain circumstances. If we fail to repurchase the Debentures or 2017 Notes in cash as required by the respective indentures, it would constitute an event of default under the applicable indenture, which, in turn, would constitute an event of default under our credit facilities and the other indenture.
If the financial condition of our customers declines, our credit risk could increase.
     In light of the financial stresses within the worldwide automotive industry, certain automakers and tier-one mirror customers have already declared bankruptcy or may be considering bankruptcy. Should one or more of our larger customers declare bankruptcy, it could adversely impact the collectibility of our accounts receivable, bad debt expense and net income.
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
     Some of our existing competitors have, and new market entrants may have, greater financial and marketing resources than us. To the extent existing or future competitors seek to gain or retain market share by reducing prices, we may be required to lower our prices for current services, thereby adversely affecting financial results. Existing or future competitors also may seek to compete with us for acquisitions, which could have the effect of increasing the price and reducing the number of suitable acquisitions. In addition, it is possible that competitive pressures resulting from industry consolidation could affect our growth and profit margins compared to the industry.
Loss of key suppliers or lack of product availability could decrease sales and earnings.
     Most of our agreements with suppliers are terminable by either party on 60 days’ notice or less. Our ten largest suppliers in 2005 accounted for approximately 34% of our purchases for the period. Our largest supplier in 2005 was Eaton Corporation, through its Eaton Electrical division, accounting for approximately 12% of our purchases. The loss of, or a substantial decrease in the availability of, products from any of these suppliers, or the loss of key preferred supplier agreements, could have a material adverse effect on our business. Supply interruptions could arise from shortages of raw materials, labor disputes or weather conditions affecting products or shipments, transportation disruptions, or other reasons beyond our control. In addition, certain of our products, such as wire and conduit, are commodity-price-based products and may be subject to significant price fluctuations which are beyond our control. An interruption of operations at any of our distribution centers could have a material adverse effect on the operations of branches served by the affected distribution center. Furthermore, we cannot be certain that particular products or product lines will be available to us, or available in quantities sufficient to meet customer demand. Such limited product access could cause us to be at a competitive disadvantage.
Acquisitions that we may undertake would involve a number of inherent risks, any of which could cause us not to realize the benefits anticipated to result.
     We have historically expanded our operations through selected acquisitions of businesses and assets. Acquisitions involve various inherent risks, such as:
•	uncertainties in assessing the value, strengths, weaknesses, contingent and other liabilities and potential profitability of acquisition candidates;

•	the potential loss of key employees of an acquired business;

•	problems that could arise from the integration of the acquired business; and

•	unanticipated changes in business, industry or general economic conditions that affect the assumptions underlying the acquisition or other transaction rationale.
Any one or more of these factors could cause us not to realize the benefits anticipated to result from the acquisition of businesses or assets.
Goodwill and intangible assets recorded as a result of our acquisitions could become impaired.
     As of December 31, 2005, our goodwill and other intangible assets amounted to $626.1 million, net of accumulated amortization. To the extent we do not generate sufficient cash flows to recover the net amount of any investments in goodwill and other intangible assets recorded, the investment could be considered impaired and subject to write-off. We expect to record further goodwill and other intangible assets as a result of future acquisitions we may complete. Future amortization of such other intangible assets or impairments, if any, of goodwill or intangible assets would adversely affect our results of operations in any given period.
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

Our business may be harmed by required compliance with anti-terrorism measures and regulations.
     Following the 2001 terrorist attacks on the United States, a number of federal, state and local authorities have implemented various security measures, including checkpoints and travel restrictions on large trucks, such as the ones that we and our suppliers use. If security measures disrupt or impede the timing of our suppliers’ deliveries of the product inventory we need or our deliveries of our product to our customers, we may not be able to meet the needs of our customers or may incur additional expenses to do so.
There may be future dilution of our common stock.
     To the extent options to purchase common stock under our stock option plans are exercised, holders of our common stock will incur dilution. Additionally, our Debentures include a contingent conversion price provision and the option for a settlement in shares which will increase dilution to our stockholders.
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
Item 1B. Unresolved Staff Comments.
Not applicable.
Item 2. Properties.
     We have approximately 370 branches, of which approximately 310 are located in the United States, approximately 50 are located in Canada and the remainder are located in Mexico, Puerto Rico, Guam, the United Kingdom, Nigeria, United Arab Emirates and Singapore. Approximately 25% of our branches are owned facilities, and the remainder are leased.
     The following table summarizes our distribution centers:

Location	Square Feet	Leased/Owned
Warrendale, PA	194,000	Owned
Sparks, NV	131,000	Leased
Byhalia, MS	148,000	Owned
Little Rock, AR	100,000	Leased
Dorval, QE	90,000	Leased
Columbia, SC	70,000	Leased
Burnaby, BC	65,000	Owned
Kettering, OH	48,000	Leased
     We also lease our 69,000-square-foot headquarters in Pittsburgh, Pennsylvania. We do not regard the real property associated with any single branch location as material to our operations. We believe our facilities are in good operating condition and are adequate for their respective uses.
Item 3. Legal Proceedings.
     From time to time, a number of lawsuits and claims have been or may be asserted against us relating to the conduct of our business, including routine litigation relating to commercial and employment matters. The outcome of any litigation cannot be predicted with certainty, and some lawsuits may be determined adversely to us. However, management does not believe, based on information presently available, that the ultimate outcome of any such pending matters is likely to have a material adverse effect on our financial condition or liquidity, although the resolution in any quarter of one or more of these matters may have a material adverse effect on our results of operations for that period.
     We are a defendant in a lawsuit in a state court in Florida in which a former supplier alleges that we failed to fulfill our commercial obligations to purchase product and seeks monetary damages in excess of $17 million. We believe that we have meritorious defenses. Neither the outcome nor the monetary impact of this litigation can be predicted at this time. A trial is scheduled for October 2006.
     Information relating to legal proceedings is included in Note 14, Commitments and Contingencies of the Notes to Consolidated Financial Statements and is incorporated herein by reference.
Item 4. Submission of Matters to a Vote of Security Holders.
     No matters were submitted to a vote of our security holders during the fourth quarter of 2005.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
     Our common stock is listed on the New York Stock Exchange under the symbol “WCC.” As of March 10, 2006, there were 48,081,786 shares of common stock outstanding held by approximately 28 holders of record. We have not paid dividends on the common stock, and do not presently plan to pay dividends in the foreseeable future. It is currently expected that earnings will be retained and reinvested to support either business growth or debt reduction. In addition, our revolving credit facility and the indenture governing the 2017 Notes restrict our ability to pay dividends. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”. The following table sets forth the high and low sales prices per share of our common stock, as reported on the New York Stock Exchange, for the periods indicated.

	Sales Prices
Quarter	High	Low
2004
First	$16.20	$8.87
Second	18.75	13.20
Third	25.75	16.00
Fourth	30.14	20.50

2005
First	$37.37	$27.12
Second	31.93	23.14
Third	35.35	30.69
Fourth	44.21	33.49
     In December 2004, we completed a public offering of 4.0 million shares of our common stock. Certain selling stockholders offered an additional 7.1 million shares of common stock. Our net proceeds, which were approximately $99.9 million after deducting the underwriting discounts and offerings expenses, were used to repurchase a portion of our then outstanding 9.125% Senior Subordinated Notes due 2008 (the “2008 Notes”) in the first quarter of 2005.

Item 6. Selected Financial Data.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in millions, except share data)
Income Statement Data:
Net sales	$4,421.1	$3,741.3	$3,286.8	$3,325.8	$3,658.0
Gross profit (1)	840.7	712.1	610.1	590.8	643.5
Selling, general and administrative expenses	612.8	544.5	501.5	494.4	517.2
Depreciation and amortization (2)	18.6	18.1	22.5	19.8	31.0

Income from operations	209.3	149.5	86.1	76.6	95.3
Interest expense, net	30.2	40.8	42.3	43.0	45.1
Loss on debt extinguishment (3)	14.9	2.6	0.2	1.1	—
Other expenses(4)	13.3	6.6	4.5	6.6	16.9

Income before income taxes	150.9	99.5	39.1	25.9	33.3
Provision for income taxes(5)	47.4	34.6	9.1	2.8	13.1

Net income	$103.5	$64.9	$30.0	$23.1	$20.2

Earnings per common share
Basic	$2.20	$1.55	$0.67	$0.51	$0.45
Diluted	$2.10	$1.47	$0.65	$0.49	$0.43
Weighted average common shares outstanding
Basic	47,085,524	41,838,034	44,631,459	45,033,964	44,862,087
Diluted	49,238,436	44,109,153	46,349,082	46,820,093	46,901,673

Other Financial Data:
Capital expenditures	$14.2	$12.1	$8.4	$9.3	$13.8
Net cash provided by operating activities	295.1	21.9	35.8	20.3	161.3
Net cash used by investing activities	(291.0)	(46.3)	(9.2)	(23.1)	(69.2)
Net cash provided (used) by financing activities	(17.0)	30.7	(22.3)	(49.9)	(38.0)

Balance Sheet Data:
Total assets	$1,651.2	$1,356.9	$1,161.2	$1,019.5	$1,170.8
Total long-term debt (including current portion)	403.6	417.6	422.2	418.0	452.0
Long-term obligations(6)	4.3	2.0	53.0	—	—
Stockholders’ equity	491.5	353.6	167.7	169.3	144.7

(1)	Excludes depreciation and amortization.

(2)	Effective for 2002, WESCO adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, as described in Note 2 to the consolidated financial statements.

(3)	Represents charges relating to the write-off of unamortized debt issuance and other costs associated with the early extinguishment of debt.

(4)	Represents costs relating to the sale of accounts receivable pursuant to our Receivables Facility. See Note 4 to the consolidated financial statements.

(5)	Benefits of $2.6 million and $5.3 million in 2003 and 2002, respectively, from the resolution of prior year tax contingencies resulted in an unusually low provision for income taxes.

(6)	Includes amounts due under earnout agreements for past acquisitions.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto included in Item 8 of this Annual Report on Form 10-K.
Company Overview
     In 2005, we achieved significant organic growth, completed two acquisitions, executed initiatives to reduce cost, redeemed higher cost senior subordinated notes and replaced them with lower-cost debt, and increased financing availability under our revolving credit agreement and our Receivables Facility.
     Sales in 2005 increased 18.2% to $4,421 million, compared with $3,741 million in 2004, primarily as a result of strong growth in our markets served, acquisitions and market share gains. Sales from our 2005 acquisitions, both of which were purchased in the third quarter, were $104.4 million or approximately 2.8% over 2004 sales. Sales in 2005 also benefited by approximately 4.0% over 2004 from price increases which kept pace with rising cost of sales, 0.9% from favorable currency exchange rates and the remaining 10.5% from higher sales volume, of which approximately 1.0% was hurricane related. Sales volume in 2005 grew faster than that of our end markets served.
     Our end markets consist of industrial, construction, utility and commercial, institutional and governmental customers. Our sales to reach these markets can be categorized as stock, direct ship and special order. Stock orders are filled directly from existing inventory and generally represent approximately 46% of total sales. Approximately 42% of our total sales are direct ship sales. Direct ship sales are typically custom-built products, large orders or products that are too bulky to be easily handled and, as a result, are shipped directly to the customer from the supplier. Special orders are for products that are not ordinarily stocked in inventory and are ordered based on a customer’s specific request. Special orders represent the remainder of total sales.
     Operating income rose 40.0% in 2005 to $209 million or 4.7% of net sales, compared with $149.5 million or 4.0% of net sales in 2004, due mainly to sales growth, acquisitions and cost containment. Gross profit increased 18.1% in 2005 to $840.7 million or 19.0% of sales, compared with $712 million or 19.0% of sales in 2004. The 2005 increase was primarily due to increased volume, including from acquisitions. Price increases in 2005 matched increases in cost of sales. Selling, general and administrative expenses, as a percentage of sales, decreased to 13.9% in 2005, compared with 14.6% in 2004, as a result of cost containment programs and our sales, which grew 18.2% year over year, compared with our selling, general and administrative expenses which grew 12.5%. Included in our 2005 selling, general and administrative expenses was $10.1 million associated with the settlement of a lawsuit. Depreciation and amortization expenses in 2005 were $18.6 million, compared with $18.1 million in 2004. Amortization expense increased by $2.7 million in 2005 as a result of acquisitions, while depreciation expenses in 2005 decreased by $2.2 million, compared with 2004, as certain assets became fully depreciated.
     Interest expense decreased to $30.2 million in 2005 from $40.8 million in 2004 as we refinanced our indebtedness at lower interest rates. We redeemed, over the course of 2005, all of our remaining outstanding 2008 Notes and replaced these 2008 Notes in September 2005 with $150 million in aggregate principal amount of 2017 Notes and with $150 million in aggregate principal amount of Debentures.
     We incurred $14.9 million in charges for debt extinguishment in 2005 upon redemption of $324 million in aggregate principal amount of our 2008 Notes. In 2004, we incurred $2.6 million in charges for debt extinguishment related to the redemption of $55.0 million in aggregate principal amount of our 2008 Notes.
     Other expenses increased in 2005 to $13.3 million, compared to $6.6 million in 2004, as a result of higher interest rates and increased borrowing under our Receivables Facility in 2005.
     Our effective income tax rate decreased to 31.4% in 2005, compared with 34.7% in 2004, as a result of tax planning initiatives, which included U.S. tax benefits from foreign operations and U.S. tax credits.
     Net income grew 59% to $103.5 million in 2005. Diluted earnings per share were $2.10 in 2005, compared with $1.47 in 2004, an increase of 42.9%. Average dilutive shares outstanding grew to 49.2 million from 44.1 million in 2004.
     We have historically financed our working capital requirements, capital expenditures, acquisitions and new branch openings through internally generated cash flow, borrowings under our credit facilities and funding through our Receivables Facility. In 2005, we purchased the assets and business of Fastec Industrial Corp. (“Fastec”) for approximately $32 million using cash from operations, borrowing from our revolving credit facility and a $3.3 million promissory note. Our acquisition of Carlton-Bates Corporation in September 2005 for approximately $250 million was financed using our Receivables Facility and proceeds from the sale of 2017 Notes.

Cash Flow
     We generated $295.1 million in operating cash flow during 2005. Included in this amount was $189.0 million of cash drawn under our Receivables Facility, whereby we sell, on a continuous basis, an undivided interest in all domestic accounts receivable to WESCO Receivables Corp., a wholly owned, special-purpose entity (“SPE”). Acquisition payments made in 2005 (net of cash acquired) were $248.5 million for the acquisition of Carlton-Bates, $28.8 million (exclusive of a promissory note in favor of the sellers) to acquire Fastec, and $1.6 million in earnout payments arising from prior acquisitions. In June 2005, we paid $30.0 million pursuant to the terms of a note payable relating to our acquisition in 1998 of Bruckner Supply Company, Inc. (“Bruckner”). During 2005, we received gross proceeds from the issuance of 2017 Notes of $150.0 million and from the issuance of our Debentures of $150.0 million. In 2005, we redeemed $323.5 million in aggregate principal amount of 2008 Notes, incurring charges before taxes of $14.9 million.
Financing Availability
     As of December 31, 2005, we had approximately $228 million in total available borrowing capacity under our revolving credit facility and had drawn $397 million under our Receivables Facility.
Outlook
     Management anticipates that overall economic growth will continue through 2006, and this is expected to lead to increased product demand and sales growth. Our continued focus on margin and operating productivity improvement should produce enhanced financial performance in 2006. We plan to use cash flow from operations plus our credit facilities to fund working capital requirements, and capital expenditures to pay down debt, and to fund the cost of acquisitions, if any.
Critical Accounting Policies and Estimates
     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to supplier programs, bad debts, inventories, insurance costs, goodwill, income taxes, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. If actual market conditions are less favorable than those projected by management, additional adjustments to reserve items may be required. We believe the following critical accounting policies affect our judgments and estimates used in the preparation of our consolidated financial statements.
     Revenue Recognition
     Revenues are recognized for product sales when title, ownership and risk of loss pass to the customer, or for services when the service is rendered or evidence of a customer arrangement exists. In the case of stock sales and special orders, a sale occurs at the time of shipment from our distribution point, as the terms of WESCO’s sales are FOB shipping point. In cases where we process customer orders but ship directly from our suppliers, revenue is recognized once product is shipped and title has passed. For some of our customers, we provide services such as inventory management or other specific support. Revenues are recognized upon evidence of fulfillment of the agreed upon services. In all cases, revenue is recognized once the sales price to our customer is fixed or is determinable and WESCO has reasonable assurance as to the collectibility in accordance with Staff Accounting Bulletin No. 104.
     Gross Profit
     Our calculation of gross profit is net sales less cost of goods sold. Cost of goods sold includes our cost of the products sold and excludes cost for warehousing, selling, general and administrative expenses and depreciation and amortization, which are reported separately in the statement of income.

     Allowance for Doubtful Accounts
     We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We have a systematic procedure using estimates based on historical data and reasonable assumptions of collectibles made at the local branch level and on a consolidated corporate basis to calculate the allowance for doubtful accounts.
     Excess and Obsolete Inventory
     We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. A systematic procedure is used to determine excess and obsolete inventory reflecting historical data and reasonable assumptions for the percentage of excess and obsolete inventory on a consolidated basis.
     Supplier Volume Rebates
     We receive rebates from certain suppliers based on contractual arrangements with them. Since there is a lag between actual purchases and the rebates received from the suppliers, we must estimate and accrue the approximate amount of rebates available at a specific date. We record the amounts as other accounts receivable on the balance sheet. The corresponding rebate income is recorded as a reduction of cost of goods sold. The appropriate level of such income is derived from the level of actual purchases made by WESCO from suppliers, in accordance with the provisions of Emerging Issues Task Force (“EITF”) Issue No. 02-16, Accounting by a Reseller for Cash Consideration Received from a Vendor.
     Goodwill
     As described in the notes to the consolidated financial statements, we test goodwill for impairment annually or more frequently when events or circumstances occur indicating goodwill might be impaired. This process involves estimating fair value using discounted cash flow analyses. Considerable management judgment is necessary to estimate discounted future cash flows. Assumptions used for these estimated cash flows were based on a combination of historical results and current internal forecasts. Two primary assumptions were an average long-term revenue growth ranging from 3% to 13% depending on the end market served and a discount rate of 8%. We cannot predict certain events that could adversely affect the reported value of goodwill, which totaled $542.2 million at December 31, 2005 and $401.6 million at December 31, 2004.
     Intangible Assets
     We account for certain economic benefits purchased as a result of our acquisitions, including customer relations, distribution agreements and trademarks, as intangible assets and amortize them over a useful life determined by the expected cash flows produced by such intangibles and their respective tax benefits. Useful lives vary between five and 19 years, depending on the specific intangible asset.
     Insurance Programs
     We use commercial insurance for auto, workers’ compensation, casualty and health claims as a risk reduction strategy to minimize catastrophic losses. Our strategy involves large deductibles where we must pay all costs up to the deductible amount. We estimate our reserve based on historical incident rates and costs.
     Income Taxes
     We record our deferred tax assets at amounts that are expected to be realized. We evaluate future taxable income and potential tax planning strategies in assessing the potential need for a valuation allowance. Should we determine that we would not be able to realize all or part of our deferred tax assets in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. We review tax issues and positions taken on tax returns and determine the need and amount of contingency reserves necessary to cover any probable audit adjustments.
     Accounts Receivable Securitization Facility
     Our Receivables Facility, through an SPE, sells, without recourse, to a third-party conduit all the eligible receivables while maintaining a subordinated interest, in the form of over-collateralization, in a portion of the receivables.

     We account for the Receivables Facility in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. At the time the receivables are sold, the balances are removed from our balance sheet. The Receivables Facility represents “off-balance sheet financing,” since the conduit’s ownership interest in the accounts receivable of the SPE results in the removal of accounts receivable from our consolidated balance sheets, rather than resulting in the addition of a liability to the conduit.
     We believe that the terms of the agreements governing this Receivables Facility-not only provide a very favorable borrowing rate but also qualify our trade receivable sales transactions for “sale treatment” under generally accepted accounting principles, which requires us to remove the accounts receivable from our consolidated balance sheets. Absent this “sale treatment,” our consolidated balance sheet would reflect additional accounts receivable and debt. Our consolidated statements of income would not be impacted, except that other expenses would be classified as interest expense.

Results of Operations
     The following table sets forth the percentage relationship to net sales of certain items in our consolidated statements of income for the periods presented.

	Year Ended December 31
	2005	2004	2003
Net sales	100.0%	100.0%	100.0%
Gross profit	19.0	19.0	18.6
Selling, general and administrative expenses	13.9	14.6	15.3
Depreciation and amortization	0.4	0.5	0.7

Income from operations	4.7	3.9	2.6
Interest expense	0.7	1.1	1.3
Loss on debt extinguishment	0.3	—	—
Other expenses	0.3	0.2	0.1

Income before income taxes	3.4	2.6	1.2
Provision for income taxes	1.1	0.9	0.3

Net income	2.3%	1.7%	0.9%

2005 Compared to 2004
     Net Sales. Sales in 2005 increased 18.2% to $4,421 million, compared with $3,741 million in 2004, primarily as a result of strong growth in our markets served, acquisitions and market share gains. Sales from our 2005 acquisitions, both of which were purchased in the third quarter, were $104.4 million or approximately 2.8% over 2004 sales. Sales in 2005 also benefited by approximately 4.0% over 2004 from price increases which kept pace with rising cost of sales, approximately 0.9% from favorable currency exchange rates, and the remaining 10.5% from higher sales volume, of which approximately 1.0% was hurricane related. Sales volume in 2005 grew faster than that of our end markets served.
     Gross Profit. Gross profit increased 18.1% in 2005 to $841 million, compared with $712 million in 2004, driven primarily by higher sales volume including acquisitions completed in 2005. Gross margin percentage was 19.0% in both years. Price increases in 2005 matched increases in cost of sales. Gross margin impact from sales mix was slightly less favorable in 2005 compared with 2004. However, acquisitions contributed positively to gross margin in 2005, resulting in equivalent gross margin percentages for both years.
     Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses include costs associated with personnel, shipping and handling, travel, advertising, facilities, utilities and bad debts. SG&A expenses increased by $68.3 million, or 12.5%, to $612.8 million in 2005. However, as a percentage of net sales, SG&A expenses decreased to 13.9% of sales, compared with 14.6% in 2004, reflecting cost-containment initiatives and sales rising faster than expenses. Total payroll expense in 2005 increased approximately $43.0 million over 2004, due principally to increases in salaries and non-cash compensation expense for equity awards in the amount of $20.3 million, variable incentive compensation costs of $13.5 million, healthcare and benefits costs of $4.9 million and expenses for contracted labor of $4.3 million. Approximately $12.1 million of the 2005 increase in salaries and related compensation expense was attributed to acquisitions made in 2005. Bad debt expense increased to $8.6 million in 2005, compared with $5.8 million for 2004, reflecting increases in accounts receivable and charges in accordance with our policy. Shipping and handling expense, included in SG&A expenses, was $44.8 million in 2005, compared with $36.6 million in 2004. The $8.2 million increase in 2005 shipping and handling expense included a $1.4 million increase due to acquisitions with the remaining $6.8 million or 18.7% of the increase over prior year driven by higher sales volume and transportation costs.
     Depreciation and Amortization. Depreciation and amortization increased $0.5 million to $18.6 million in 2005, compared with $18.1 million in 2004. Depreciation and amortization related to acquisitions completed in 2005 was $2.7 million. Depreciation from operations excluding acquisition declined by $2.2 million from 2004 amounts as certain assets became fully depreciated.
     Income from Operations. Income from operations increased by $59.8 million, or 40%, to $209.3 million in 2005, compared with $149.4 million in 2004. The increase in operating income resulted from higher sales, an increase in gross profit and control over SG&A expenses.
     Interest Expense. Interest expense totaled $30.2 million in 2005, compared with $40.8 million in 2004. The decrease was due primarily to redemptions of the 2008 Notes, which occurred in 2005 and to comparatively lower interest rates on the 2017 Notes and our Debentures.

     Loss on Debt Extinguishment. Loss on debt extinguishment was $14.9 million in 2005 resulting from charges associated with the redemption of $324 million in aggregate principal amount of 2008 Notes. Loss on debt extinguishment in 2004 was $2.6 million, reflecting redemptions of $55.0 million in aggregate principal amount of 2008 Notes.
     Other Expenses. Other expenses increased in 2005 to $13.3 million, compared to $6.6 million in 2004, as a result of higher interest rates and increased borrowing under our Receivables Facility in 2005.
     Income Taxes. Our effective income tax rate decreased to 31.4% in 2005, compared with 34.7% in 2004, as a result of tax planning initiatives, which included U.S. tax benefits from foreign operations and U.S. tax credits.
     Net Income. Net income and diluted earnings per share on a consolidated basis totaled $103.5 million and $2.10 per share, respectively, in 2005, compared with $64.9 million and $1.47 per share, respectively, in 2004.
2004 Compared to 2003
     Net Sales. Net sales for 2004 increased by approximately $454 million, or 13.8%, compared with the prior year. Approximately 11% of the increase in sales was attributable to strong demand from our end markets served. The remaining increase was split between approximately 2% from improved pricing which compensated for rising costs of commodity products and approximately 1% from the strength of the Canadian dollar.
     Gross Profit. Gross profit in 2004 increased 16.7% to $712.1 million or 19.0% of sales from $610.1 million, or 18.6% of sales in 2003. Gross profit percentage improved by 40 basis points due primarily to improved performance with supplier volume rebate programs and improved sales mix, as stock and special order sales that have higher margins increased faster than direct ship sales with lesser margins. Price increases implemented in 2004 largely covered rising cost of sales.
     Selling, General and Administrative Expenses. SG&A expenses include costs associated with personnel, shipping and handling, travel and entertainment, advertising, utilities and bad debts. SG&A expenses increased by $43.1 million, or 8.6%, to $544.5 million. Total payroll expense increased approximately $40.9 million over last year principally from increased variable incentive compensation costs of $19.7 million, increased healthcare and benefits costs of $10.1 million, and expense related to equity awards, which increased by $2.3 million compared to 2003. Bad debt expense decreased to $5.8 million for 2004, compared to $10.2 million for 2003, primarily due to efficient collection efforts and an improved economic environment. Shipping and handling expense included in SG&A was $36.6 million in 2004 compared with $36.2 million in 2003. As a percentage of net sales, SG&A expenses decreased to 14.6%, compared with 15.3% in 2003, reflecting LEAN initiatives and the leverage of higher sales volume.
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
     Interest and Other Expenses. Interest expense totaled $40.8 million for 2004, a decrease of $1.5 million from 2003. The decline was primarily due to a lower average amount of indebtedness outstanding during the current period as compared to 2003, as we continued to improve our liquidity by reducing debt. Loss on debt extinguishments of $2.6 million related to losses on the repurchase of 2008 Notes versus $0.2 million last year. Other expenses, which reflects costs associated with the accounts receivable securitization, totaled $6.6 million and $4.5 million in 2004 and 2003, respectively, as a result of an increase in the average receivable balance and higher interest rates.
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

Liquidity and Capital Resources
     Total assets were approximately $1.7 billion at December 31, 2005, a $294 million increase from December 31, 2004. The increase was principally attributable to acquisitions, as goodwill increased by $141 million and intangible assets increased by $83 million. Inventories increased by $113 million, about half of which was due to acquisitions. Accounts receivable decreased by approximately $68 million, as we utilized our Receivables Facility. Property, plant and equipment increased by approximately $8 million as a result of increased investments, and other assets increased by approximately $8 million as a result of issuance costs associated with new debt, including 2017 Notes and Debentures. Income taxes receivable increased in 2005 by approximately $6.7 million as a result of an increase in the refunds due the Company, and the net change in all other assets was matched by a corresponding change in ending cash. Stockholders’ equity increased by 38.7% to $491 million at December 31, 2005, compared with $354 million at December 31, 2004, as a result of net earnings of $103.5 million, $31 million related to exercises of stock options and $3.8 million from foreign currency translation adjustments.
     The following table sets forth our outstanding indebtedness:

	As of December 31,
	2005	2004
	(In thousands)
Revolving credit facility	$29,000	—
Mortgage financing facility	48,213	49,391
Acquisition related notes:
Bruckner	20,000	50,000
Fastec	3,329	—
Other	176	36
Capital leases	2,839	840
9.125% Senior Subordinated Notes due 2008(1)	—	317,319
7.50% Senior Subordinated Notes due 2017	150,000	—
2.625% Convertible Senior Debentures due 2025	150,000	—

	403,557	417,586
Less current portion	(36,825)	(31,413)
Less short-term debt	(14,500)	—

	$352,232	$386,173

(1)	Net of original issue discount of $4,934, purchase discount of $3,914 in 2004 and interest rate swaps of $(2,669) in 2004.
     The required annual principal repayments for all indebtedness for the next five years and thereafter, as of December 31, 2005 is set forth in the following table:

(in thousands)
2006	$51,325
2007	5,550
2008	2,004
2009	1,849
2010	1,690
Thereafter	341,139

$403,557

The following table sets forth details of our Receivables Facility:

	As of December 31,
	2005	2004
	(In millions)
Securitized accounts receivable	$525.0	$420.0
Subordinated retained interest	(128.0)	(212.0)

Net accounts receivable removed from balance sheet	$397.0	$208.0

     Our liquidity needs arise from fluctuations in our working capital requirements, capital expenditures and debt service obligations.
     In 2006, we will pay the remaining $20.0 million of an acquisition note payable to the former owners of Bruckner. Additionally, we will pay $2.0 million in the aggregate in 2006 and 2007 related to another acquisition earnout agreement. We will also finalize in 2006 the settlement amount of an earnout estimated at $5.0 million with the sellers of Avon Electrical Supply, Inc., to be paid in 2006 through 2008.

     In 2006, we anticipate capital expenditures to increase by approximately $1.8 million from 2005 capital expenditures of approximately $14.2 million, with the majority of the spending to occur in our information technology area.
Revolving Credit Facility
     In March 2002, we entered into a revolving credit agreement that is collateralized by substantially all personal property owned by WESCO Distribution and its subsidiaries. In 2005, we amended and restated the revolving credit agreement to, among other things, amend the maturity date to June 2010 and to create two separate sub-facilities: (i) a U.S. sub-facility with a borrowing limit of up to $225.0 million and (ii) a Canadian sub-facility with a borrowing limit of up to $50 million.
     Availability under the facility is limited to the amount of U.S. and Canadian eligible inventory and Canadian receivables applied against certain advance rates. Depending upon the amount of excess availability under the facility, interest is calculated at LIBOR plus a margin that ranges between 1.0% and 1.75% or at the Index Rate (prime rate published by the Wall Street Journal) plus a margin that ranges between (0.25%) and 0.50%. As long as the average daily excess availability for both the preceding and projected succeeding 90-day period is greater than $50 million, we would be permitted to make acquisitions and repurchase outstanding public stock and bonds.
     The above permitted transactions would also be allowed if such excess availability is between $25 million and $50 million and our fixed charge coverage ratio, as defined by the revolving credit agreement, is at least 1.25 to 1.0 after taking into consideration the permitted transaction. Additionally, if excess availability under the agreement is less than $60 million, then we must maintain a fixed charge coverage ratio of 1.1 to 1.0. At December 31, 2005, the interest rate was 6.3%. We were in compliance with all such covenants as of December 31, 2005.
     During 2005, we borrowed $343 million in the aggregate under the facility and made repayments in the aggregate amount of $314 million. During 2004, aggregate borrowings and repayments each were $357.6 million. At December 31, 2005, we had an outstanding balance under the facility of $29.0 million, of which $14.5 is classified as short-term debt. We had approximately $228 million available under the facility at December 31, 2005, after giving effect to outstanding letters of credit, as compared to approximately $172 million at December 31, 2004.
Mortgage Financing Facility
     In 2003, we finalized a mortgage financing facility of $51.0 million, $48.2 million of which was outstanding as of December 31, 2005. Total borrowings under the mortgage financing facility are subject to a 22-year amortization schedule, with a balloon payment due at the end of the 10-year term. The interest rate on borrowings under this facility is fixed at 6.5%. Proceeds from the borrowings were used primarily to reduce outstanding borrowings under our revolving credit facility.
Bruckner Note Payable
     In 2004, we finalized the remaining amount due pursuant to the Bruckner purchase agreement. This resulted in establishing a promissory note in favor of the sellers in the amount of $50 million. In June 2005, we paid $30 million in accordance with the terms of the promissory note. The remaining $20 million is due in June 2006 and is classified as short-term debt.
9.125% Senior Subordinated Notes due 2008
     In June 1998 and August 2001, WESCO Distribution, Inc. completed offerings of $300 million and $100 million, respectively, in aggregate principal amount of 2008 Notes. The 2008 Notes were issued at an average issue price of 98% of par. The net proceeds received from the 2008 Notes were approximately $376 million. The net proceeds were used to repay outstanding indebtedness. The 2008 Notes were fully and unconditionally guaranteed by WESCO International, Inc.
     During 2003 and 2004, we repurchased $21.2 million and $55.3 million, respectively, in aggregate principal amount of 2008 Notes. We recorded a net loss of $2.6 million in 2004 and a net gain of $0.6 million in 2003. As of December 31, 2004, we had outstanding $323.5 million in aggregate principal amount of the 2008 Notes.
     During 2005, we redeemed all the remaining principal amount of 2008 Notes, incurring a charge of $14.9 million. The charge included the payment of a redemption price at 101.521% of par and the write-off of unamortized original issue discount and debt issue costs.

Interest Rate Swap Agreements
     In September 2003, we entered into a $50 million interest rate swap agreement, and in December 2003, we entered into two additional $25 million interest rate swap agreements as a means to hedge our interest rate exposure and maintain certain amounts of variable rate and fixed rate debt. Net amounts to be received or paid under the swap agreements were reflected as adjustments to interest expense. These agreements had terms expiring concurrently with the maturity of 2008 Notes and were entered into with the intent of effectively converting $100 million of the 2008 Notes from a fixed to a floating rate. Pursuant to these agreements, we received semi-annual fixed interest payment at the rate of 9.125% commencing December 1, 2003 and made semi-annual variable interest rate payments at six-month LIBOR rates plus a premium in arrears.
     In October 2005, in conjunction with the redemption of the 2008 Notes, we terminated our three interest rate swap agreements, resulting in termination fees of $2.3 million. Upon redemption of the 2008 Notes, the balance of the unamortized gain in the amount of $2.4 million was recognized as income. The net of the termination fees and interest rate swap resulted in income before taxes of $0.1 million in 2005.
7.50% Senior Subordinated Notes due 2017
     At December 31, 2005, $150 million in aggregate principal amount of the 2017 Notes were outstanding. The 2017 Notes were issued by WESCO Distribution under an indenture dated as of September 27, 2005, with J.P. Morgan Trust Company, National Association, as trustee, and are unconditionally guaranteed on an unsecured senior basis by WESCO International, Inc. The 2017 Notes accrue interest at the rate of 7.50% per annum and are payable in cash semi-annually in arrears on each April 15 and October 15, commencing April 15, 2006.
     At any time on or after October 15, 2010, WESCO Distribution may redeem all or a part of the 2017 Notes. Between October 15, 2010 and October 14, 2011, WESCO Distribution may redeem all or a part of the 2017 Notes at a redemption price equal to 103.750% of the principal amount. Between October 15, 2011 and October 14, 2012, WESCO Distribution may redeem all or a part of the 2017 Notes at a redemption price equal to 102.500% of the principal amount. On and after October 15, 2013, WESCO Distribution may redeem all or a part of the 2017 Notes at a redemption price equal to 100% of the principal amount.
     If WESCO Distribution undergoes a change of control prior to maturity, holders of 2017 Notes will have the right, at their option, to require WESCO Distribution to repurchase for cash some or all of their 2017 Notes at a repurchase price equal to 101% of the principal amount of the 2017 Notes being repurchased, plus accrued and unpaid interest to, but not including, the repurchase date.
2.625% Convertible Senior Debentures due 2025
     At December 31, 2005, $150 million in aggregate principle amount of the Debentures were outstanding. The Debentures were issued by WESCO International, Inc. under an indenture dated as of September 27, 2005, with J.P. Morgan Trust Company, National Association as Trustee, and are unconditionally guaranteed on an unsecured senior subordinated basis by WESCO Distribution. The Debentures accrue interest at the rate of 2.625% per annum and are payable in cash semi-annually in arrears on each April 15 and October 15, commencing April 15, 2006. Beginning with the six-month interest period commencing October 15, 2010, we also will pay contingent interest in cash during any six-month interest period in which the trading price of the Debentures for each of the five trading days ending on the second trading day immediately preceding the first day of the applicable six-month interest period equals or exceeds 120% of the principal amount of the Debentures. During any interest period when contingent interest shall be payable, the contingent interest payable per $1,000 principal amount of Debentures will equal 0.25% of the average trading price of $1,000 principal amount of the Debentures during the five trading days immediately preceding the first day of the applicable six-month interest period. As defined in SFAS No. 133, Accounting for Derivative Instruments and Hedge Activities, the contingent interest feature of the Debentures is an embedded derivate that is not considered clearly and closely related to the host contract. The contingent interest component had no value at issuance or at December 31, 2005.
     The Convertible Debentures are convertible into cash and, in certain circumstances, shares of the Company’s common stock at any time on or after October 15, 2023, or prior to October 15, 2023 in certain circumstances. The Convertible Debentures will be convertible based on an initial conversion rate of 23.8872 shares of common stock per $1,000 principal amount of the Debentures (equivalent to an initial conversion price of approximately $41.86 per share). The conversion rate and the conversion price may be adjusted under certain circumstances.

     At any time on or after October 15, 2010, we may redeem all or part of the Debentures at a redemption price equal to 100% of the principal amount of the Debentures plus accrued and unpaid interest (including contingent interest and additional interest, if any) to, but not including, the redemption date. Holders of Debentures may require us to repurchase all or a portion of their Debentures on October 15, 2010, October 15, 2015 and October 15, 2020 at a cash repurchase price equal to 100% of the principal amount of the Debentures, plus accrued and unpaid interest (including contingent interest and additional interest, if any) to, but not including, the repurchase date. If we undergo certain fundamental changes prior to maturity, holders of Debentures will have the right, at their option, to require us to repurchase for cash some or all of their Debentures at a repurchase price equal to 100% of the principal amount of the Debentures being repurchased, plus accrued and unpaid interest (including contingent interest and additional interest, if any) to, but not including, the repurchase date.
Covenant Compliance
     We were in compliance with all relevant covenants contained in our debt agreements as of December 31, 2005.
Cash Flow
     An analysis of cash flows for 2005 and 2004 follows:
     Operating Activities. Cash provided by operating activities for 2005 totaled $295.1 million, including a $189.0 million cash inflow from our Receivables Facility, compared with $21.9 million of cash generated in 2004, which included net outflows of $17.0 million related to payments to reduce our Receivables Facility. Cash generated in 2005 resulted from net income of $103.5 million and an increase of $95.7 million in accounts payable, reflecting an increase in purchases in response to business growth. Additional items generating cash flow in 2005 were prepaid expenses and other current assets of $12.4 million, resulting from collection of $9.9 million of tax refunds and a $2.5 million reduction in prepaid items; and an increase in accrued payroll and benefit costs of $6.7 million resulting from increases in these related costs. The remaining sources of cash were $28.0 million from non-cash expenses included in net income and 3.7 million from other net working capital items. Primary uses of cash in 2005 were $83.7 million for receivables and $60.2 million for investment in inventories, both of which reflected increased business activity. In 2004, primary sources of cash were net income of $64.9 million, an $88.5 million increase in accounts payable driven by increased purchases due to growth, a $16.4 million increase in accrued payroll and benefit costs reflecting increases in related costs, and $12.7 million increase in prepaid and other related assets, principally driven by tax refunds and reduction in other assets. The remaining sources of cash were $25.0 million of non-cash expenses included in net income and $5.8 million from other net working capital items.
     Investing Activities. Net cash used by investing activities was $291.0 million in 2005, compared to $46.3 million in 2004. Net cash used by investing activities comprised $278.8 million in acquisition payments, net of cash acquired, primarily for the acquisition of Carlton-Bates in the amount of $248.5 million, Fastec in the amount of $28.7 million and earnout payments related to prior acquisitions of $1.6 million. Capital expenditures were $14.2 million in 2005 and $12.1 million in 2004, and were primarily for computer equipment and software, and branch and distribution center facility improvements.
     Financing Activities. Cash used by financing activities in 2005 was $17.0 million, which included $300 million of cash inflow from the issuance of the 2017 Notes and the Debentures and $343 million from borrowings under our revolving credit facility. We also received $8.2 million from employees for the exercise of equity awards. Uses of cash included $317.3 million of net principal amount for the redemption of our 2008 Notes, payments of $314 million to reduce our revolving credit facility, $30.0 million payment pursuant to the Bruckner note in June 2005 and $1.3 million for payments on mortgages. We also paid $9.0 million for debt issuance costs related to our 2017 Notes and the Debentures. Cash provided by financing activities in 2004 was $30.7 million, primarily from net proceeds related to our stock offering of $99.9 million, net of issuance costs and proceeds from the exercise of stock options of $8.4 million, offset by net debt repayments of $57.4 million and cash payments made to certain employees for the redemption of stock options of $20.1 million.
Contractual Cash Obligations and Other Commercial Commitments
     The following summarizes our contractual obligations, including interest, at December 31, 2005 and the effect such obligations are expected to have on liquidity and cash flow in future periods.

		2007 to	2009 to	2010 -
	2006	2008	2010	After	Total
	(In millions)

Contractual cash obligations (including interest):
Revolving credit facility	$29.0	$—	$—	$—	$29.0
Mortgage financing facility	4.3	8.6	8.6	46.8	68.3
Non-cancelable operating and capital leases	28.9	41.9	20.4	11.7	102.9
Bruckner note	21.6	—	—	—	21.6
Fastec note	—	3.6	—	—	3.6
Acquisition agreements	2.7	4.4	.1	.1	7.3
7.50% Senior Subordinated Notes due 2017	11.3	22.5	22.5	228.7	285.0
2.625% Convertible Senior Debentures due 2025	3.9	7.9	7.9	209.1	228.8

Total contractual cash obligations	$101.7	$88.9	$59.5	$496.4	$746.5

     Purchase orders for inventory requirements and service contracts are not included in the table above. Generally, our purchase orders and contracts contain clauses allowing for cancellation. We do not have significant agreements to purchase material or goods that would specify minimum order quantities.
     Management believes that cash generated from operations, together with amounts available under our revolving credit facility and the Receivables Facility, will be sufficient to meet our working capital, capital expenditures estimated to be $16.0 million in 2006 and other cash requirements for the foreseeable future. There can be no assurance, however, that this will be or will continue to be the case.
Off-Balance Sheet Arrangements
     We maintain the Receivables Facility, which had a total purchase commitment of $400 million as of December 31, 2005. The Receivables Facility has a term of three years and is subject to renewal in May 2008. Under the Receivables Facility, we sell, on a continuous basis, an undivided interest in all domestic accounts receivable to WESCO Receivables Corporation, a wholly owned SPE. The SPE sells, without recourse, to a third-party conduit all the eligible receivables while maintaining a subordinated interest, in the form of over-collateralization, in a portion of the receivables. We have agreed to continue servicing the sold receivables for the financial institution at market rates; accordingly, no servicing asset or liability has been recorded.
     As of December 31, 2005 and 2004, accounts receivable eligible for securitization totaled approximately $525 million and $420 million, respectively, of which the subordinated retained interest was approximately $128 million and $212 million, respectively. Accordingly, $397.0 million and $208.0 million of accounts receivable balances were removed from the consolidated balance sheets at December 31, 2005 and 2004, respectively. Costs associated with the Receivables Facility totaled $13.3 million, $6.6 million and $4.5 million in 2005, 2004 and 2003, respectively. These amounts are recorded as other expenses in the consolidated statements of income and are primarily related to the discount and loss on the sale of accounts receivables, partially offset by related servicing revenue.
     The key economic assumptions used to measure the retained interest at the date of the securitization for securitizations completed in 2005 were a discount rate of 3.5% and an estimated life of 1.5 months. At December 31, 2005, an immediate adverse change in the discount rate or estimated life of 10% and 20% would result in a reduction in the fair value of the retained interest of $0.2 million and $0.4 million, respectively. These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this example, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another.
Inflation
     The rate of inflation, as measured by changes in the consumer price index, did not have a material effect on our sales or operating results during the periods presented. However, inflation in the future could affect our operating costs. Overall, price changes from suppliers have historically been consistent with inflation and have not had a material impact on the results of operations. In recent years, prices of certain commodities have increased much faster than inflation. In most cases we have been able to pass through a majority of these increases to customers.
Seasonality
     Our operating results are not significantly affected by seasonal factors. Sales during the first quarter are generally less than 2% below the sales of the remaining three quarters due to a reduced level of activity during the winter months of January and February. Sales increase beginning in March with slight fluctuations per month through December.
Impact of Recently Issued Accounting Standards
     In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, Accounting Changes and Error Corrections, which changes the requirements for the accounting and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 eliminates the requirement to include the cumulative effect of changes in accounting principle in the income statement and instead requires that changes in accounting principle be retroactively applied. A change in accounting estimate continues to be accounted for in the period of change and future periods if necessary. A correction of an error continues to be reported by restating prior period financial statements. SFAS No. 154 is effective for us for accounting changes and correction of errors made on or after January 1, 2006.

     In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. This statement is a revision of SFAS Statement No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25 Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R addresses all forms of share-based payment (“SBP”) awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS No. 123R, SBP awards result in a cost that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest, and will be reflected as compensation expense in the financial statements. In addition, this statement will apply to unvested options granted prior to the effective date. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 regarding the SEC Staff’s interpretation of SFAS No. 123R and provides the Staff’s view regarding interaction between SFAS No. 123R and certain SEC rules and regulations, and provides interpretation of the valuation of SBP for public companies. In April 2005, the SEC approved a rule that delays the effective date of SFAS No. 123R for annual, rather than interim, reporting periods that begin after June 15, 2005. In January 2006, the FASB approved the release of FASB Staff Position (“FSP”) No. FAS 123 (R)-4, Clarification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement Upon the Occurrence of a Contingent Event. The FSP addresses certain contingencies we might have incurred related to our stock option plans. We will adopt SFAS No. 123R utilizing a modified prospective method and beginning with the reporting period ending March 31, 2006. The adoption of SFAS No. 123R and the subsequently issued FSP will not produce a material impact on the Company’s financial position, results of operations and cash flows.
     In November 2004, the FASB issued SFAS No. 151, Inventory Costs an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4. This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for normal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This statement is effective for fiscal years beginning after June 15, 2005. This statement will not have a material effect on our financial statements.
     In May 2004, the FASB issued FSP No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (FSP 109-2), which provides guidance under SFAS No. 109, Accounting for Income Taxes, with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. In 2005, we elected to repatriate earnings of approximately $23.0 million under the provisions of the Jobs Act, incurring only a $1.0 million income tax charge

Item 7A. Quantitative and Qualitative Disclosures about Market Risks.
Foreign Currency Risks
     Approximately 90% of our sales are denominated in U.S. dollars and are primarily from customers in the United States. As a result, currency fluctuations are currently not material to our operating results. We do have foreign subsidiaries located in North America, Europe and Asia and may establish additional foreign subsidiaries in the future. Accordingly, we may derive a more significant portion of our sales from international operations, and a portion of these sales may be denominated in foreign currencies. As a result, our future operating results could become subject to fluctuations in the exchange rates of those currencies in relation to the U.S. dollar. Furthermore, to the extent that we engage in international sales denominated in U.S. dollars, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets. We have monitored and will continue to monitor our exposure to currency fluctuations.
Interest Rate Risk
     At various times, we have refinanced our fixed rate debt to better leverage the impact of interest rate fluctuations. The majority of our debt portfolio is comprised of fixed rate debt in order to mitigate the impact of fluctuations in interest rates. Our variable rate borrowings at December 31, 2005 and 2004 of $29.0 million and $49.4 million, respectively, represented approximately 7% and 12% of total indebtedness at December 31, 2005 and 2004, respectively.
     Fixed Rate Borrowings: In 2005 we reduced our borrowing rate on a major portion of our fixed-rate debt, redeeming $323.5 million in aggregate, principal outstanding on our 2008 Notes at 9.125%, and issuing $150 million of our 2017 Notes at 7.5% and $150 million of our Debentures at 2.625%. As these borrowings were issued at fixed rates, interest expense would not be impacted by interest rate fluctuations, although market value would be. Historically, we have used interest swap agreements to mitigate the risk of changes fair value due interest rate fluctuations. At December 31, 2005, interest rates were within 100 basis points of the coupon rate of the 2017 Notes and the Debentures. Fair value exceeded carrying value of these debt instruments (see note 8, “Debt”). Interest expense on our other fixed rate debt also was not impacted due to changes in market interest rates, and fair value approximated carrying value for this debt as well.
     Floating Rate Borrowings: We borrow under our revolving credit facility for general corporate purposes, including working capital requirements and capital expenditures. During 2005 our average daily borrowing under the facility was $11.9 million. Borrowings under our facility bear interest at the applicable LIBOR or base rate, as defined, and therefore we are subject to fluctuations in interest rates.
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
WESCO International, Inc.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of WESCO International, Inc.:
We have completed integrated audits of WESCO International, Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of WESCO International, Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Carlton-Bates Company and Fastec Industrial Corp. from its assessment of internal control over financial reporting as of December 31, 2005 because they were acquired by the Company in purchase business combinations during 2005. We have also excluded Carlton-Bates Company and Fastec Industrial Corp. from our audit of internal controls over financial reporting. Carlton-Bates Company is a wholly-owned subsidiary whose total assets and total revenues represent $291.7 million and $76.8 million, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005. Fastec Industrial Corp. is a wholly-owned subsidiary whose total assets and total revenues represent $44.8 million and $27.7 million, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005.
PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
March 15, 2006

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31
	2005	2004
	(Dollars in thousands,
	except share data)
Assets
Current Assets:
Cash and cash equivalents	$22,125	$34,523
Trade accounts receivable, net of allowance for doubtful accounts of $12,609 and $12,481 in 2005 and 2004, respectively (Note 4)	315,594	383,364
Other accounts receivable	36,235	30,237
Inventories, net	500,798	387,339
Current deferred income taxes (Note 10)	13,399	3,920
Income taxes receivable	12,814	6,082
Prepaid expenses and other current assets	7,898	9,451

Total current assets	908,863	854,916
Property, buildings and equipment, net (Note 7)	103,083	94,742
Intangible assets, net (Note 3)	83,892	537
Goodwill (Note 3)	542,217	401,610
Other assets	13,104	5,050

Total assets	$1,651,159	$1,356,855

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$572,467	$455,821
Accrued payroll and benefit costs (Notes 12 and 13)	51,220	43,350
Short-term debt (Note 8)	14,500	—
Current portion of long-term debt (Note 8)	36,825	31,413
Deferred acquisition payable (Note 5)	2,680	1,014
Bank overdrafts	3,695	—
Other current liabilities	38,499	32,647

Total current liabilities	719,886	564,245
Long-term debt (Note 8)	352,232	386,173
Long-term deferred acquisition payable (Note 5)	4,346	2,026
Other noncurrent liabilities	9,507	7,904
Deferred income taxes (Note 10)	73,738	42,954

Total liabilities	$1,159,709	$1,003,302

Commitments and contingencies (Note 14)

Stockholders’ Equity (Note 9):
Preferred stock, $.01 par value; 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 210,000,000 shares authorized, 51,790,725 and 50,483,970 shares issued in 2005 and 2004, respectively	518	505
Class B nonvoting convertible common stock, $.01 par value; 20,000,000 shares authorized, 4,339,431 shares issued in 2005 and 2004; no shares outstanding in 2005 and 2004	43	43
Additional capital	707,407	676,465
Retained deficit	(168,332)	(271,858)
Treasury stock, at cost; 8,418,607 and 8,407,790 shares in 2005 and 2004, respectively	(61,821)	(61,449)
Accumulated other comprehensive income	13,635	9,847

Total stockholders’ equity	491,450	353,553

Total liabilities and stockholders’ equity	$1,651,159	$1,356,855
The accompanying notes are an integral part of the consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31
	2005	2004	2003

	(In thousands, except share data)
Net sales	$4,421,103	$3,741,253	$3,286,766
Cost of goods sold (excluding depreciation and amortization below)	3,580,398	3,029,132	2,676,701

Gross profit	840,705	712,121	610,065

Selling, general and administrative expenses	612,780	544,532	501,462
Depreciation and amortization	18,639	18,143	22,558

Income from operations	209,286	149,446	86,045

Interest expense, net	30,183	40,791	42,317
Loss on debt extinguishment, net (Note 8)	14,914	2,577	180
Other expenses (Note 4)	13,305	6,580	4,457

Income before income taxes	150,884	99,498	39,091

Provision for income taxes (Note 10)	47,358	34,566	9,085

Net income	$103,526	$64,932	$30,006

Earnings per share (Note 11)
Basic	$2.20	$1.55	$0.67

Diluted	$2.10	$1.47	$0.65

The accompanying notes are an integral part of the consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Class B		Retained			Accumulated
	Comprehensive	Common Stock		Common Stock		Additional	Earnings	Treasury Stock		Other
	Income	Amount	Shares	Amount	Shares	Capital	(Deficit)	Amount	Shares	Income (Loss)

Balance, December 31, 2002		$445	44,483,513	$46	4,653,131	$570,923	$(366,796)	$(33,841)	(4,033,020)	$(1,489)
Exercise of stock options, including tax benefit of $408		2	202,581			937		(234)	(28,048)

Stock-based compensation expense						605
Redemption of stock options, including tax benefit						(12,814)

Repurchase of Class B common stock								(27,295)	(4,339,431)
Conversion of Class B common stock		3	313,700	(3)	(313,700)
Net income	$30,006						30,006
Translation adjustment	7,193									7,193

Comprehensive income	$37,199

Balance, December 31, 2003		450	44,999,794	43	4,339,431	559,651	(336,790)	(61,370)	(8,400,499)	5,704
Exercise of stock options, including tax benefit of $5,386		15	1,484,176			13,999		(79)	(7,291)

Stock-based compensation expense						2,923
Issuance of common stock, net of capitalized issuance costs		40	4,000,000			99,892
Net income	$64,932						64,932
Translation adjustment	4,143									4,143
Comprehensive income	$69,075

Balance, December 31, 2004		505	50,483,970	43	4,339,431	676,465	(271,858)	(61,449)	(8,407,790)	9,847
Exercise of stock options, including tax benefit of $13,815		13	1,306,755			22,347		(372)	(10,817)

Stock-based compensation expense						8,595
Net income	$103,526						103,526
Translation adjustment	3,788									3,788
Comprehensive income	$107,314

Balance, December 31, 2005		$518	51,790,725	$43	4,339,431	$707,407	$(168,332)	$(61,821)	(8,418,607)	$13,635

The accompanying notes are an integral part of the consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2005	2004	2003

	(In thousands)
Operating Activities:
Net income	$103,526	$64,932	$30,006
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on debt extinguishment, (net of premium in 2005 of $6,803)	1,446	754	180
Depreciation and amortization	18,639	18,143	22,558
Accretion and amortization of original issue discounts and purchase discounts, respectively	1,218	2,714	2,898
Amortization of gain on interest rate swap	(3,118)	(912)	(533)
Stock option expense	8,595	2,923	605
Amortization of debt issuance costs	1,263	1,426	1,248
Loss (gain) on sale of property, buildings and equipment	(36)	86	(513)
Deferred income taxes	3,560	2,504	3,647
Changes in assets and liabilities:
Change in receivables facility	189,000	(17,000)	(68,000)
Trade and other account receivables	(83,660)	(107,786)	(5,699)
Inventories	(60,220)	(63,767)	25,238
Prepaid expenses and other current assets	12,386	12,703	1,347
Accounts payable	95,657	85,551	12,405
Accrued payroll and benefit costs	6,700	16,384	6,706
Other current and noncurrent liabilities	141	3,289	3,665

Net cash provided by operating activities	295,097	21,944	35,758
Investing Activities:
Capital expenditures	(14,154)	(12,149)	(8,379)
Acquisition payments, net of cash acquired	(278,829)	(34,114)	(2,028)
Other investing activities	2,014	—	1,177

Net cash used by investing activities	(290,969)	(46,263)	(9,230)
Financing Activities:
Proceeds from issuance of long-term debt	643,000	357,600	169,180
Repayments of long-term debt	(662,641)	(415,005)	(166,811)
Proceeds from issuance of common stock	—	105,000	—
Equity issuance costs	—	(5,068)	—
Redemption of stock options	—	(20,144)	—
Proceeds from interest rate swap	—	—	4,563
Debt issuance costs	(9,043)	(112)	(2,389)
Proceeds from exercise of options	8,173	8,422	438
Increase in bank overdrafts	3,695	—	—
Repurchase of Class B common stock	—	—	(27,295)
Payments on capital lease obligations	(215)	—	—

Net cash provided (used) by financing activities	(17,031)	30,693	(22,314)

Effect of exchange rate changes on cash and cash equivalents	505	654	711
Net change in cash and cash equivalents	(12,398)	7,028	4,925
Cash and cash equivalents at the beginning of period	34,523	27,495	22,570
Cash and cash equivalents at the end of period	$22,125	$34,523	$27,495

Supplemental disclosures:
Cash paid for interest	$29,606	$36,539	$38,814
Cash paid for taxes	28,917	18,271	2,544
Non-cash investing activities:
Property, plant and equipment acquired through capital leases	2,000	857	—
Deferred acquisition payable related to prior acquisition	5,000	—	—
Note issued in connection with acquisition	3,329	—	—
Conversion of deferred acquisition payable to note	—	50,000	—
Non-cash financing activities:
Decrease (increase) in fair value of outstanding interest rate swaps	—	583	(135)
Redemption of stock options	—	—	20,144
The accompanying notes are an integral part of the consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION
     WESCO International, Inc. and its subsidiaries (collectively, “WESCO”), headquartered in Pittsburgh, Pennsylvania, is a full-line distributor of electrical supplies and equipment and is a provider of integrated supply procurement services with operations in the United States, Canada, Mexico, Puerto Rico, Guam, the United Kingdom, Nigeria, United Arab Emirates and Singapore. WESCO currently operates approximately 370 branch locations and eight distribution centers (six in the United States and two in Canada).
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
     Revenue Recognition
     Revenues are recognized for product sales when title, ownership and risk of loss pass to the customer, or for services when the service is rendered or evidence of a customer arrangement exists. In the case of stock sales and special orders, a sale occurs at the time of shipment from our distribution point, as the terms of WESCO’s sales are FOB shipping point. In cases where we process customer orders but ship directly from our suppliers, revenue is recognized once product is shipped and title has passed. For some of our customers, we provide services such as inventory management or other specific support. Revenues are recognized upon evidence of fulfillment of the agreed upon services. In all cases, revenue is recognized once the sales price to our customer is fixed or is determinable and WESCO has reasonable assurance as to the collectibility in accordance with Staff Accounting Bulletin No. 104.
     Gross Profit
     Our calculation of gross profit is net sales less cost of goods sold. Cost of goods sold includes our cost of the products sold and excludes cost for selling, general and administrative expenses and depreciation and amortization, which are reported separately in the statement of income.
     Supplier Volume Rebates
     WESCO receives rebates from certain suppliers based on contractual arrangements with such suppliers. An asset, included within other accounts receivable on the balance sheet, represents the estimated amounts due to WESCO under the rebate provisions of such contracts. The corresponding rebate income is recorded as a reduction of cost of goods sold. The appropriate level of such income is derived from the level of actual purchases made by WESCO from suppliers, in accordance with the provisions of Emerging Issues Task Force (“EITF”) Issue No. 02-16, Accounting by a Reseller for Cash Consideration Received from a Vendor. Receivables under the supplier rebate program are within other accounts receivable and were $30.6 million at December 31, 2005 and $26.8 million at December 31, 2004. The total amount recorded as a reduction to cost of goods sold was $47.2 million, $44.5 million and $29.3 million for 2005, 2004 and 2003, respectively.

     Shipping and Handling Costs and Fees
     WESCO records the majority of costs and fees associated with transporting its products to customers as a component of selling, general and administrative expenses. These costs totaled $44.5 million, $36.6 million and $36.2 million in 2005, 2004 and 2003, respectively.
     The remaining shipping and handling costs relate to costs that are billed to our customers. These costs and the related revenue are included in net sales in the consolidated statements of operations.
     Cash Equivalents
     Cash equivalents are defined as highly liquid investments with original maturities of 90 days or less when purchased. As of December 31, 2005, cash and cash equivalents were $22.1 million, a decrease of $12.4 million from December 31, 2004.
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
     Allowance for Doubtful Accounts
     WESCO maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. WESCO has a systematic procedure using estimates based on historical data and reasonable assumptions of collectibility made at the local branch level and on a consolidated corporate basis to calculate the allowance for doubtful accounts. If the financial condition of WESCO’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The allowance for doubtful accounts was $12.6 million at December 31, 2005 and $12.5 million at December 31, 2004, respectively. The total amount recorded as selling, general and administrative expense related to bad debts was $8.6 million, $5.8 million and $10.2 million for 2005, 2004 and 2003, respectively.
     Inventories
     Inventories primarily consist of merchandise purchased for resale and are stated at the lower of cost or market. Cost is determined principally under the average cost method. WESCO makes provisions for obsolete or slow-moving inventories as necessary to reflect reduction in inventory value. Reserves for excess and obsolete inventories were $12.5 million and $10.1 million at December 31, 2005 and 2004, respectively. The total expense related to excess and obsolete inventories, included in cost of goods sold, was $4.1 million, $5.5 million and $5.0 million for 2005, 2004 and 2003, respectively. WESCO absorbs into the cost of inventory the general and administrative expenses related to inventory such as purchasing, receiving and storage and at December 31, 2005 and 2004 $30.2 million and $27.1, respectively, of these costs were included in the ending inventory.
     Other Assets
     WESCO amortizes deferred financing fees over the term of the various debt instruments. Deferred financing fees in the amount of $9.6 million related to new and amended financing was incurred during the year ending December 31, 2005. As of December 31, 2005 and 2004, the amount of other assets related to unamortized deferred financing fees was $12.7 million and $4.6 million, respectively.
     Property, Buildings and Equipment
     Property, buildings and equipment are recorded at cost. Depreciation expense is determined using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over either their respective lease terms or their estimated lives, whichever is shorter. Estimated useful lives range from five to forty years for buildings and leasehold improvements and three to seven years for furniture, fixtures and equipment.

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
     The Company assesses its long-lived assets for impairment by reviewing periodically the Company’s operating performance by branch and respective utilization of real and tangible assets at such sites; by evaluating utilization of computer hardware and software, which is amortized over 3 to 5 years; utilization and serviceability of all other assets; and by comparing fair values of real properties against market values of similar properties. Upon closure of any branch, asset usefulness and remaining life are evaluated and any charges taken as appropriate. Of our $103.1 million net book value of long-lived assets as of December 31, 2005, of which $7.1 million was the net book value of assets acquired through acquisitions in 2005, $64.6 million consists of land, buildings and leasehold improvements and are geographically dispersed among our 370 branches and eight distribution centers, mitigating the risk of impairment. Approximately $19 million of assets consist of computer equipment and capitalized software and are evaluated for use and serviceability relative to carrying value. The remaining fixed assets, mainly of furniture and fixtures, warehousing equipment and transportation equipment, are similarly evaluated for serviceability and use. As of December 31,2005 the net book value of long-lived assets was estimated to approximate the fair value of fixed assets.
     Goodwill
     Effective January 1, 2002, WESCO adopted SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill is no longer amortized, but is reduced if impaired. Goodwill is tested for impairment annually during the fourth quarter or more frequently if events or circumstances occur indicating that goodwill might be impaired. This process involves estimating fair value using discounted cash flow analyses. Considerable management judgment is necessary to estimate discounted future cash flows. Assumptions used for these estimated cash flows were based on a combination of historical results and current internal forecasts. Two primary assumptions were an average long-term revenue growth rate of between 3% and 13% and a discount rate of 8%. Goodwill totaled $542.2 million at December 31, 2005 and $401.6 million at December 31, 2004.
     Intangible Assets
     Intangible assets are capitalized and amortized over 5 to 19 years when the life is determinable. For intangible assets that have an indefinite life, no amortization is recorded. Intangible assets related to customer relationships are amortized using an accelerated method whereas all other intangible assets subject to amortization use a straight-line method which reflects the pattern in which the economic benefits of the respective assets are consumed or otherwise used. Intangible assets are tested annually for impairment or more frequently if events of circumstances occur indicating that the respective asset might be impaired.
     Insurance Programs
     WESCO uses commercial insurance for auto, workers’ compensation, casualty and health claims as a risk-reduction strategy to minimize catastrophic losses. Our strategy involves large deductibles where WESCO must pay all costs up to the deductible amount. WESCO estimates our reserve based on historical incident rates and costs. The assumptions included in developing this accrual include the period of time from incurrence of a medical claim until the claim is paid by the insurance provider. Presently, this period is estimated to be eight weeks. The total liability related to the insurance programs was $7.5 million at December 31, 2005 and $6.7 million at December 31, 2004.

     Income Taxes
     Income taxes are accounted for under the liability method. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances, if any, are provided when a portion or all of a deferred tax asset may not be realized. WESCO reviews uncertain tax positions and assesses the need and amount of contingency reserves necessary to cover any probable audit adjustments.
     Foreign Currency
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
     Stock-Based Compensation
     During the year ended December 31, 2003, WESCO adopted the measurement provisions of SFAS No. 123, Accounting for Stock-Based Compensation. This change in accounting method was applied on a prospective basis in accordance with SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of SFAS No. 123. Stock options awarded prior to 2003 are accounted for under the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. WESCO recognized $8.6 million and $2.9 million of compensation expense related to equity awards in the years ended December 31, 2005 and 2004, respectively.
     The following table presents the pro forma results as if the fair-value-based method of accounting for stock-based awards had been applied to all outstanding options:

	Year Ended December 31
Dollars in thousands, except per share amounts	2005	2004	2003

Net income reported	$103,526	$64,932	$30,006
Add: Stock-based compensation expense included in reported net income, net of related tax	5,896	1,900	393
Deduct: Stock-based employee compensation expense determined under SFAS No. 123 for all awards net of related tax	(6,404)	(2,672)	(1,876)

Pro forma net income	$103,018	$64,160	$28,523

Earnings per share:
Basic as reported	$2.20	$1.55	$0.67
Basic pro forma	$2.19	$1.53	$0.64
Diluted as reported	$2.10	$1.47	$0.65
Diluted pro forma	$2.09	$1.45	$0.62
     The weighted average fair value per equity award granted was $15.23, $13.84 and $4.00 for the years ended December 31, 2005, 2004 and 2003, respectively.
     For purposes of presenting pro forma results, the fair value of each option grant or stock appreciation is estimated on the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

	Year Ended December 31
	2005	2004	2003

Risk-free interest rate	3.0%	3.9%	4.0%
Expected life (years)	4.0	6.0	7.0
Stock price volatility	59.0%	64.0%	67.0%

     Fair Value of Financial Instruments
     The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities, a revolving line of credit, a mortgage financing facility, notes payable, debentures and other long-term debt. The Company’s 2017 Notes and Debentures have a fair value in excess of carrying value based upon market price quotes for these instruments including at December 31, 2005. The carrying value of our mortgage facility and other long-term debt are considered to approximate fair value, based upon market comparisons available for instruments with similar terms and maturities. For all remaining WESCO financial instruments, carrying values are considered to approximate fair value due to their short maturities.
     Environmental Expenditures
     WESCO has facilities and operations that distribute certain products that must comply with environmental regulations and laws. Expenditures for current operations are expensed or capitalized, as appropriate. Expenditures relating to existing conditions caused by past operations, and that do not contribute to future revenue, are expensed. Liabilities are recorded when remedial efforts are probable and the costs can be reasonably estimated.
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
     In December 2004, the FASB issued SFAS No. 123R, Share — Based Payment. This statement is a revision of SFAS Statement No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R addresses all forms of share-based payment (“SBP”) awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS No. 123R, SBP awards result in a cost that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest and will be reflected as compensation expense in the financial statements. In addition, this statement will apply to unvested options granted prior to the effective date. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 regarding the SEC Staff’s interpretation of SFAS No. 123R and provides the Staff’s view regarding interaction between SFAS No. 123R and certain SEC rules and regulations and provides interpretation of the valuation of SBP for public companies. In April 2005, the SEC approved a rule that delays the effective date of SFAS No. 123R for annual, rather than interim, reporting periods that begin after June 15, 2005. In January 2006, the FASB approved the release of FASB Staff Position (“FSP”) FAS No. 123 (R)-4, Clarification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement Upon the Occurrence of a Contingent Event. The FSP addresses certain contingencies we might have incurred related to our stock option plans. We will adopt SFAS No. 123R utilizing a modified prospective method and beginning with the 2006 first quarter reporting period ending March 31, 2006. The adoption of SFAS No. 123R and the subsequently issued FSP will not produce a material impact on the Company’s financial position, results of operations and cash flows.
     In November 2004, the FASB issued SFAS No. 151, Inventory Costs an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for normal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This statement becomes effective for fiscal years beginning after June 15, 2005. This statement will not have a material effect on our financial statements.
     In May 2004, the FASB issued FSP No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (FSP 109-2) which provides guidance under SFAS No. 109, Accounting for Income Taxes, with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. In 2005, we elected to repatriate earnings of approximately $23.0 million under the provisions of the Jobs Act, incurring only a $1.0 million income tax charge

3. GOODWILL AND INTANGIBLE ASSETS
     Goodwill
     During the fourth quarter of 2005, WESCO completed its annual impairment review required by SFAS No. 142. Each of WESCO’s seven reporting units was tested for impairment by comparing the implied fair value of each reporting unit with its carrying value using discounted cash flow analyses. Assumptions used for these estimated cash flows were based on a combination of historical results and current internal forecasts. No impairment losses were identified as a result of this review.
     The changes in the carrying amount of goodwill were as follows:

	Year Ended
	December 31
	2005	2004
	(In thousands)
Beginning balance January 1	$401,610	$398,673
Additions to goodwill for prior acquisitions:
Herning Enterprise, Inc.	—	422
Avon Electrical Supply, Inc.(1)	5,560	2,989
WR Control Panel, Inc.	—	(600)
Additional goodwill for acquisitions:
Fastec Industrial Corp.	5,396	—
Carlton-Bates Company	129,588	—
Foreign currency translation	63	126

Ending balance December 31	$542,217	$401,610

(1)	Represents $560 thousand paid for this acquisition and $5.0 million of contingent consideration for the final acquisition payment which management has estimated will be paid between 2006 and 2008 and is reported as deferred acquisition payable.
     Intangible Assets
     Intangible assets consist of the following:

	Useful Life	Year Ended December 31
	in years	2005	2004
		(In thousands)

Trademarks	Indefinite	$18,400	$ —
Non-compete agreements	5	4,787	—
Customer relationships	13-19	54,700	4,309
Distribution agreements	5	12,000	—

		89,887	4,309
Accumulated amortization		(5,995)	(3,772)

Ending balance December 31		$83,892	$ 537

     Amortization expense related to intangible assets totaled $2.2 million, $0.2 million and $1.8 million for the years ended December 31, 2005, 2004 and 2003, respectively.
     The following table sets forth the estimated amortization expense for intangibles for the next five years (in thousands):

Estimated
Amortization
For the year ended December 31,	Expenses
2006	$7,626
2007	7,752
2008	7,127
2009	7,407
2010	7,449

4. ACCOUNTS RECEIVABLE SECURITIZATION FACILITY
     WESCO maintains a Receivables Facility that had a total purchase commitment of $400 million as of December 31, 2005. The Receivables Facility has a term of three years and is subject to renewal in May 2008. Under the Receivables Facility, WESCO sells, on a continuous basis, an undivided interest in all domestic accounts receivable to WESCO Receivables Corporation, a wholly owned, special-purpose entity (“SPE”). The SPE sells, without recourse, to a third-party conduit all the eligible receivables while maintaining a subordinated interest, in the form of over collateralization, in a portion of the receivables. WESCO has agreed to continue servicing the sold receivables for the financial institution at market rates; accordingly, no servicing asset or liability has been recorded.
     As of December 31, 2005 and 2004, accounts receivable eligible for securitization totaled approximately $525 million and $420 million, respectively, of which the subordinated retained interest was approximately $128 million and $212 million, respectively. Accordingly, $397.0 million and $208.0 million of accounts receivable balances were removed from the consolidated balance sheets at December 31, 2005 and 2004, respectively. Costs associated with the Receivables Facility totaled $13.3 million, $6.6 million and $4.5 million in 2005, 2004 and 2003, respectively. These amounts are recorded as other expenses in the consolidated statements of income and are primarily related to the discount and loss on the sale of accounts receivables, partially offset by related servicing revenue.
     The key economic assumptions used to measure the retained interest at the date of the securitization completed in 2005 were a discount rate of 3.5% and an estimated life of 1.5 months.
5. ACQUISITIONS
     The following table sets forth the consideration paid for acquisitions:

	Year Ended December 31
	2005	2004	2003
	(In thousands)
Details of acquisitions:
Fair value of assets acquired	$331,302	$—	$—
Amounts earned under acquisition agreements	5,560	2,811	84,343
Fair value of liabilities assumed	(48,673)	—	—
Deferred acquisition payable	(5,000)	—	(84,343)
Deferred acquisition payment and note conversion	1,013	81,303	2,028
Note issued to seller	(3,329)	(50,000)	—

Cash paid for acquisitions	$280,873	$34,114	$2,028

Supplemental cash flow disclosure related to acquisitions:
Cash paid for acquisitions	$280,873	$34,114	$2,028
Less: cash acquired	(2,044)	—	—

Cash paid for acquisitions, net of cash acquired	$278,829	$34,114	$2,028

     Acquisitions were accounted for under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations. Accordingly, the purchase price has been allocated based on an independent appraisal of the fair value of intangible assets and management’s estimate of the fair value of tangible assets acquired and liabilities assumed with the excess being recorded primarily as goodwill as of the effective date of the acquisition.

     The preliminary allocation of assets acquired and liabilities assumed for the 2005 acquisitions are summarized below.

	Fastec Industrial	Carlton-Bates
	Corp.	Company	TOTAL
		(In thousands)
Assets Acquired
Cash and equivalents	$281	$1,763	$2,044
Trade accounts receivable	4,675	37,628	42,303
Inventories	11,944	40,709	52,653
Deferred income taxes short-term	—	1,861	1,861
Other accounts receivable	—	840	840
Prepaid expenses	161	762	923
Income taxes receivable	—	2,789	2,789
Property, buildings and equipment	2,168	5,159	7,327
Intangible assets	11,134	74,444	85,578
Goodwill	5,396	129,588	134,984

Total assets acquired	35,759	295,543	331,302

Liabilities Assumed

Accounts payable	2,663	16,901	19,564
Accrued and other current liabilities	767	8,599	9,366
Deferred income taxes long-term	—	19,607	19,607
Other noncurrent liabilities	—	136	136

Total liabilities assumed	3,430	45,243	48,673

Fair value of net assets acquired, including intangible assets	$32,329	$250,300	$282,629

Acquisition of Carlton-Bates Company
     On September 29, 2005, WESCO acquired Carlton-Bates Company (“Carlton-Bates”), headquartered in Little Rock, Arkansas. The purchase price was $248.5 million, net of $1.8 million cash acquired, of which $25.0 million of the purchase price was held in escrow to address up to $5.0 million of post-closing adjustments relating to working capital and up to $20.0 million of potential indemnification claims, with all distributions from the escrow to be made by March 2008. Distributions of $2.0 million and $3.0 million were made from the escrow in November 2005 and February 2006, respectively in accordance with terms set forth in the purchase agreement.
     Carlton-Bates operates two business divisions: (1) a traditional branch-based distributor and (2) the LADD division, the sole U.S. distributor of engineered connecting devices for the industrial products division of Deutsch Company ECD. Carlton-Bates is a regional distributor of electrical and electronic components with a special emphasis on automation and electromechanical applications and the original equipment manufacturer markets. Carlton-Bates also adds new product categories, new supplier relationships, kitting and light assembly services, and provides opportunities to penetrate further into specialty products and value-added services.
     The purchase price allocation resulted in intangible assets of $74.4 million and goodwill of $129.6 million, of which $55.9 million is deductible for tax purposes. The intangible assets include customer relationships of $45.3 million amortized over a range of 13 to 19 years, trademarks of $16.9 million and distribution agreements of $12.0 million and non-compete agreements of $0.2 million, both of which are amortized over five years. Trademarks have an indefinite life and are not being amortized. The intangible assets were valued by American Appraisal Associates, Inc., an independent appraiser. No residual value is estimated for these intangible assets.
     The operating results of Carlton-Bates have been included in WESCO’s consolidated financial statements since September 29, 2005. Un-audited pro forma results of operations (in thousands, except per share data) for the twelve months ended December 31, 2005 and 2004 are included below as if the acquisition occurred on the first day of the respective periods. This summary of the un-audited pro forma results of operations is not necessarily indicative of what WESCO’s results of operations would have been had Carlton-Bates been acquired at the beginning of 2004, nor does it purport to represent results of operations for any future periods. Seasonality of sales is not a significant factor to these pro forma combined results of operations.

	Year Ended December 31
	2005	2004
	(In thousands, except per share amounts)
Net sales	$4,643,039	$4,017,696

Net income	$103,940	$59,290
Earnings per common share:

Basic	$2.21	$1.42

Diluted	$2.11	$1.34

Acquisition of Fastec Industrial Corp.
     On July 29, 2005, WESCO acquired the assets and business of Fastec Industrial Corp. (“Fastec”). Fastec is a nationwide importer and distributor of industrial fasteners, cabinet and locking and latching products. WESCO paid $28.7 million, net of $0.3 million cash acquired, and issued a $3.0 million promissory note to consummate this acquisition. In accordance with the terms of the purchase, a net working capital valuation was performed subsequent to the closing date of the acquisition resulting in an increase to the purchase price and the note payable in the amount of $0.3 million.
     The purchase price allocation resulted in intangible assets of $11.1 million and goodwill of $5.4 million, which is expected to be fully deductible for tax purposes. The intangible assets include customer relationships of $9.4 million, trademarks of $1.5 million and non-compete agreements of $0.2 million. Trademarks have an indefinite life and are not being amortized. Non-compete agreements are being amortized over 5 years and customer relationships over 15 years. The intangible assets were valued by American Appraisal Associates, Inc., an independent appraiser. No residual value is estimated for the intangible assets.
     The operating results of Fastec have been included in WESCO’s operating results since July 29, 2005. Pro forma comparative results of WESCO, assuming the acquisition of Fastec had been made at the beginning of fiscal 2004, would not have been materially different from the reported results or the pro forma results presented above.
Acquisition of Bruckner Supply Company, Inc.
     In 1998, WESCO acquired substantially all the assets and assumed substantially all liabilities and obligations relating to the operations of Bruckner Supply Company, Inc. (“Bruckner”). The terms of the purchase agreement provide for additional contingent consideration to be paid based on achieving certain earnings targets. The amount of earnout proceeds payable in any single year subsequent to achieving the earnings target is capped under this agreement at $30 million per year. As a result of Bruckner’s performance in 2003, WESCO recorded a liability of $80 million as of December 31, 2003 for contingent consideration relating to the Bruckner agreement. In June 2004, WESCO paid $30 million pursuant to this agreement, and the remaining $50 million, including interest at a fixed rate of 10% due under the agreement, was converted into a note payable. In June 2005 WESCO paid $30 million pursuant to the note, and the remaining payment of $20 million under this note is due June 2006. No additional amounts can be earned under this agreement.
Other Acquisition
     Another acquisition agreement contains contingent consideration for the final acquisition payment which management has estimated will be $5.0 million and paid between 2006 and 2008 and is reported as deferred acquisition payable. A net payment of $2.0 million ($3.0 million mandatory payment reduced for acquisition related expenses of $1.0 million) was paid in the fourth quarter of 2004 related to this acquisition.
6. CONCENTRATIONS OF CREDIT RISK AND SIGNIFICANT SUPPLIERS
     WESCO distributes its products and services and extends credit to a large number of customers in the industrial, construction, utility and manufactured structures markets. In addition, WESCO’s largest supplier accounted for approximately 12%, 12% and 13% of WESCO’s purchases for each of the three years, 2005, 2004 and 2003, respectively, and therefore, WESCO could potentially incur risk due to supplier concentration. Based upon WESCO’s broad customer base, the Company has concluded that it has no credit risk due to customer concentration.
7. PROPERTY, BUILDINGS AND EQUIPMENT
     The following table sets forth the components of property, buildings and equipment:

	December 31,
	2005	2004
	(in thousands)
Buildings and leasehold improvements	$73,902	$72,778
Furniture, fixtures and equipment	119,623	94,377
Software costs	38,656	38,317

	232,181	205,472
Accumulated depreciation and amortization	(151,448)	(134,678)

	80,733	70,794
Land	19,822	19,222
Construction in progress	2,528	4,726

	$103,083	$94,742

     Depreciation expense was $14.5 million, $12.7 million and $16.0 million, and capitalized software amortization was $4.1 million, $5.4 million and $6.6 million, in 2005, 2004 and 2003, respectively. The unamortized software cost was $6.8 million and $6.7 million as of December 31, 2005 and 2004, respectively. Furniture, fixtures and equipment include capitalized leases of $2.6 million and $0.9 million and related accumulated amortization of $0.4 million and $0.1 million as of December 31, 2005 and 2004, respectively.
8. DEBT
     The following table sets forth WESCO’s outstanding indebtedness:

	December 31,
	2005	2004
	(In thousands)
Revolving credit facility	$29,000	$—
Mortgage financing facility	48,213	49,391
Acquisition related notes:
Bruckner	20,000	50,000
Fastec	3,329	—
Other	176	36
Capital leases	2,839	840
9.125% Senior Subordinated Notes due 2008(1)	—	317,319
7.50% Senior Subordinated Notes due 2017	150,000	—
2.625% Convertible Senior Debentures due 2025	150,000	—

	403,557	417,586
Less current portion	36,825)	(31,413)
Less short-term debt	(14,500)	—

	$352,232	$386,173

(1)	Net of original issue discount of $4,934 and purchase discount of $3,914 in 2004, and interest rate swaps of $(2,669) in 2004.
Revolving Credit Facility
     In March 2002, WESCO entered into a revolving credit agreement (“Revolving Credit Facility”) that is collateralized by substantially all personal property owned by WESCO Distribution and its subsidiaries. In 2005, WESCO amended and restated the revolving credit agreement to, among other things, amend the maturity date to June 2010 and to create two separate sub-facilities: (i) a U.S. sub-facility with a borrowing limit of up to $225 million and (ii) a Canadian sub-facility with a borrowing limit of up to $50 million.
     Availability under the facility is predicated upon the amount of U.S. and Canadian eligible inventory and Canadian receivables applied against certain advance rates. Depending upon the amount of excess availability under the Revolving Credit Facility, interest is calculated at LIBOR plus a margin that ranges between 1.0% and 1.75% or at the Index Rate (prime rate published by the Wall Street Journal) plus a margin that ranges between (0.25%) and 0.50%. As long as the average daily excess availability for both the preceding and projected succeeding 90-day period is greater than $50 million, we would be permitted to make acquisitions and repurchase outstanding public stock and bonds.
     The above permitted transactions would also be allowed if such excess availability is between $25 million and $50 million and our fixed charge coverage ratio, as defined by the revolving credit agreement, is at least 1.25 to 1.0 after taking into consideration the permitted transaction. Additionally, if excess availability under the agreement is less than $50 million, then WESCO must maintain a fixed charge coverage ratio of 1.1 to 1.0. At December 31, 2005, the interest rate was 6.3%. WESCO was in compliance with all such covenants as of December 31, 2005.
     During 2005, WESCO borrowed $343 million in the aggregate under the Revolving Credit Facility and made repayments in the aggregate amount of $314 million. During 2004, aggregate borrowings and repayments each were $357.6 million. At December 31, 2005, WESCO had an outstanding balance under the facility of $29 million, of which $14.5 is classified as short-term debt. WESCO had approximately $228 million available under the facility at December 31, 2005, after giving effect to an outstanding letter of credit, as compared to approximately $172 million at December 31, 2004.

Mortgage Financing Facility
     In February 2003, WESCO finalized a mortgage financing facility of $51 million, $48.2 million of which was outstanding as of December 31, 2005. Total borrowings under the mortgage financing facility are subject to a 22-year amortization schedule, with a balloon payment due at the end of the 10-year term. The interest rate on borrowings under this facility is fixed at 6.5%. Proceeds from the borrowings were used primarily to reduce outstanding borrowings under WESCO’s revolving credit facility.
Bruckner Note Payable
     In 2004, WESCO finalized the remaining amount pursuant to the Bruckner purchase agreement. This resulted in establishing a promissory note in favor of the sellers of $50 million and in June 2005, we paid $30 million in accordance with the terms of the promissory note. The remaining $20 million is due in June 2006 and is classified as short-term debt.
9.125% Senior Subordinated Notes due 2008
     In June 1998 and August 2001, WESCO Distribution, Inc. completed offerings of $300 million and $100 million, respectively, in aggregate principal amount of 9.125% Senior Subordinated Notes due 2008 (the “2008 Notes”). The 2008 Notes were issued at an average issue price of 98% of par. The net proceeds received from the 2008 Notes were approximately $376 million. The net proceeds were used to repay outstanding indebtedness. The 2008 Notes are fully and unconditionally guaranteed by WESCO International, Inc.
     During 2003 and 2004, WESCO repurchased $21.1 million and $55.3 million, respectively, in aggregate principal amount 2008 Notes. WESCO recorded a net loss of $2.6 million in 2004 and a net gain of $0.6 million in 2003. As of December 31, 2004, WESCO had outstanding $323.5 million in aggregate principal amount of 2008 Notes.
     During 2005, WESCO Distribution redeemed all of the remaining principal amount of the 2008 Notes, incurring a charge of $14.9 million. The charge included the payment of a redemption price at 101.521% of par and the write-off of unamortized original issue discount and debt issue costs.
Interest Rate Swap Agreements
     In September 2003, WESCO entered into a $50 million interest rate swap agreement and, in December 2003, WESCO entered into two additional $25 million interest rate swap agreements as a means to hedge its interest rate exposure and maintain certain amounts of variable rate and fixed rate debt. Net amounts to be received or paid under the swap agreements were reflected as adjustments to interest expense. These agreements had terms expiring concurrently with the maturity of 2008 Notes and were entered into with the intent of effectively converting $100 million of the 2008 Notes from a fixed to a floating rate. Pursuant to these agreements, WESCO received semi-annual fixed interest payments at the rate of 9.125% commencing December 1, 2003 and made semi-annual variable interest rate payments at six-month LIBOR rates plus a premium in arrears.
     In October 2005, in conjunction with the redemption of the 2008 Notes, WESCO terminated its three interest rate swap agreements, resulting in termination fees of $2.3 million. Upon redemption of the 2008 Notes, the balance of the unamortized gain in the amount of $2.4 million was recognized as income. The net of the termination fees and interest rate swap resulted in income before taxes of $0.1 million in 2005.
7.50% Senior Subordinated Notes due 2017
     At December 31, 2005, $150 million in aggregate principal amount of the 7.50% Senior Subordinated Notes due 2017 (the “2017 Notes”) was outstanding. The 2017 Notes were issued by WESCO Distribution under an indenture dated as of September 27, 2005 with J.P. Morgan Trust Company, National Association, as trustee, and are unconditionally guaranteed on an unsecured basis by WESCO International, Inc. The 2017 Notes accrue interest at the rate of 7.50% per annum and are payable in cash semi-annually in arrears on each April 15 and October 15, commencing April 15, 2006.
     At any time on or after October 15, 2010, WESCO Distribution may redeem all or a part of the 2017 Notes. Between October 15, 2010 and October 14, 2011, WESCO Distribution may redeem all or a part of the 2017 Notes at a redemption price equal to 103.750% of the principal amount. Between October 15, 2011 and October 14, 2012, WESCO Distribution may redeem all or a part of the 2017 Notes at a redemption price equal to 102.500% of the principal amount. On and after October 15, 2013, WESCO Distribution may redeem all or a part of the 2017 Notes at a redemption price equal to 100% of the principal amount.

     If WESCO Distribution undergoes a change of control prior to maturity, holders of 2017 Notes will have the right, at their option, to require WESCO Distribution to repurchase for cash some or all of their 2017 Notes at a repurchase price equal to 101% of the principal amount of the 2017 Notes being repurchased, plus accrued and unpaid interest to, but not including, the repurchase date.
2.625% Convertible Senior Debentures due 2025
     At December 31, 2005, $150 million in aggregate principle amount of 2.625% Convertible Senior Debentures due 2025 (the “Debentures”) was outstanding. The Debentures were issued by WESCO International, Inc. under an indenture dated as of September 27, 2005 with J.P. Morgan Trust Company, National Association, as Trustee, and are unconditionally guaranteed on an unsecured senior subordinated basis by WESCO Distribution. The Debentures accrue interest at the rate of 2.625% per annum and are payable in cash semi-annually in arrears on each April 15 and October 15, commencing April 15, 2006. Beginning with the six-month interest period commencing October 15, 2010, WESCO also will pay contingent interest in cash during any six-month interest period in which the trading price of the Debentures for each of the five trading days ending on the second trading day immediately preceding the first day of the applicable six-month interest period equals or exceeds 120% of the principal amount of the Debentures. During any interest period when contingent interest shall be payable, the contingent interest payable per $1,000 principal amount of Debentures will equal 0.25% of the average trading price of $1,000 principal amount of the Debentures during the five trading days immediately preceding the first day of the applicable six-month interest period. As defined in SFAS No. 133, Accounting for Derivative Instruments and Hedge Activities the contingent interest feature of the Debentures is an embedded derivate that is not considered clearly and closely related to the host contract. The contingent interest component had no value at issuance or at December 31, 2005.
     The Convertible Debentures are convertible into cash and, in certain circumstances, shares of WESCO International, Inc.’s common stock, $0.1 par value, at any time on or after October 15, 2023, or prior to October 15, 2023 in certain circumstances. The Convertible Debentures will be convertible based on an initial conversion rate of 23.8872 shares of common stock per $1,000 principal amount of the Debentures (equivalent to an initial conversion price of approximately $41.86 per share). The conversion rate and the conversion price may be adjusted under certain circumstances.
     At any time on or after October 15, 2010, WESCO may redeem all or a part of the Debentures at a redemption price equal to 100% of the principal amount of the Debentures plus accrued and unpaid interest (including contingent interest and additional interest, if any) to, but not including, the redemption date. Holders of Debentures may require WESCO to repurchase all or a portion of their Debentures on October 15, 2010, October 15, 2015 and October 15, 2020 at a cash repurchase price equal to 100% of the principal amount of the Debentures, plus accrued and unpaid interest (including contingent interest and additional interest, if any) to, but not including, the repurchase date. If WESCO undergoes certain fundamental changes prior to maturity, holders of Debentures will have the right, at their option, to require WESCO to repurchase for cash some or all of their Debentures at a repurchase price equal to 100% of the principal amount of the Debentures being repurchased, plus accrued and unpaid interest (including contingent interest and additional interest, if any) to, but not including, the repurchase date.
Covenant Compliance
     WESCO was in compliance with all relevant covenants contained in our debt agreements as of December 31, 2005.
     The following table sets forth the aggregate principal repayment requirements for all indebtedness for the next five years and thereafter (in thousands):

2006	$51,325
2007	5,550
2008	2,004
2009	1,849
2010	1,690
Thereafter	341,139

$403,557

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
     WESCO had $24.9 million of outstanding letters of credit at December 31, 2004 that were used as collateral for interest rate swap agreements. In conjunction with the redemption of the 2008 Notes and the termination of the interest rate swap agreements in October 2005, the letters of credit were terminated, resulting in no outstanding letters of credit at December 31, 2005.
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
     Under the terms of the Revolving Credit Facility, WESCO is restricted from declaring or paying dividends and as such, at December 31, 2005 and 2004, no dividends had been declared, and therefore no retained earnings were reserved for dividend payments.
     In November 2003, WESCO’s board of directors authorized a special repurchase of WESCO’s Class B common stock. Pursuant to the authorization, 4.3 million shares of Class B common stock were repurchased from an institutional holder, at a discount to market, for approximately $27.3 million. Prior to the repurchase, 0.3 million Class B shares were converted to 0.3 million shares of common stock when they were sold on the secondary markets by the institutional holder. At December 31, 2005 and 2004, all the shares of Class B common stock were held in treasury or had been converted to common stock.
     In December 2004, WESCO completed a public offering of 4.0 million shares of its common stock. Certain selling stockholders offered an additional 7.1 million shares of common stock. The net proceeds to WESCO of approximately $99.9 million after deducting the underwriting discounts and offering expenses were used to repurchase a portion of WESCO’s senior subordinated notes.

10. INCOME TAXES
     The following table sets forth the components of the provision for income taxes:

	Year Ended December 31
	2005	2004	2003
		(In thousands)
Current taxes:
Federal	$18,141	$28,498	$1,466
State	1,699	1,635	(875)
Foreign	6,212	1,929	4,847

Total current	26,052	32,062	5,438
Deferred taxes:
Federal	20,734	1,855	4,409
State	2,567	200	1,091
Foreign	(1,995)	449	(1,853)

Total deferred	21,306	2,504	3,647

	$47,358	$34,566	$9,085

     The following table sets forth the components of income before income taxes by jurisdiction:

	Year Ended December 31
	2005	2004	2003
		(In thousands)
United States	$126,037	$86,578	$29,925
Foreign	24,786	12,920	9,166

	$150,823	$99,498	$39,091

     The following table sets forth the reconciliation between the federal statutory income tax rate and the effective rate:

	Year Ended December 31
	2005	2004	2003

Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal tax benefit	1.8	1.2	0.4
Nondeductible expenses	0.7	1.0	2.3
Domestic tax benefit from foreign operations	(3.1)	(0.4)	(3.9)
Foreign tax rate differences(1)	(3.3)	(2.3)	(1.5)
Favorable impact resulting from prior year tax contingencies(2)	—	—	(6.6)
Section 965 dividend(3)	0.7	—	—
Net operating loss utilization(4)	—	—	(1.4)
Federal tax credits(5)	(0.8)	—	—
Other	0.4	0.2	(1.0)

	31.4%	34.7%	23.3%

(1)	Includes tax benefit of $5.1 and $1.3 million in 2005 and 2004 respectively from recapitalization of our Canadian operations.

(2)	Represents a benefit of $2.6 million during 2003 from the resolution of prior year tax contingencies.

(3)	The Jobs Act was established on October 22, 2004. One provision of the Jobs Act effectively reduces the tax rate on qualifying repatriation of earnings held by foreign-based subsidiaries to approximately 5.25 percent. Normally, such repatriations would be taxed at a rate of 35 percent. In the fourth quarter of 2005, WESCO elected to repatriate approximately $23.0 million under the Jobs Act. This repatriation of earnings triggered a U.S. federal tax payment of approximately $1.0 million. This amount is reflected in the current income tax expense. Prior to the Jobs Act, WESCO did not provide deferred taxes on undistributed earnings of foreign subsidiaries as WESCO intended to utilize these earnings through expansion of its business operations outside the United States for an indefinite period of time.

(4)	Represents the recognition of a $0.6 million benefit associated with the utilization of a net operating loss.

(5)	In 2005, represents a benefit of $1.2 million from Research and Development credits.
     As of December 31, 2005 and 2004, WESCO had state tax benefits derived from net operating loss carryforwards of approximately $15.7 million ($10.2 million, net of federal income tax) and $13.4 million ($8.7 million, net of federal income tax), respectively. The amounts will begin expiring in 2006. The realization of these state deferred tax assets is dependent upon future earnings, if any, and the timing and amount are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by approximately $1.5 million in 2005 and $0.4 million in 2004. Utilization of WESCO’s state net operating loss carryforwards is subject to a substantial annual limitation imposed by state statute. Such an annual limitation could result in the expiration of the net operating loss and tax credit carryforwards before utilization.
     As of December 31, 2005, WESCO had approximately $9.0 million of undistributed earnings related to its foreign subsidiaries. Management believes that these earnings will be indefinitely reinvested in foreign jurisdiction; accordingly, WESCO has not provided for U.S. federal income taxes related to these earnings.
     The following table sets forth deferred tax assets and liabilities:

	December 31
	2005		2004
		(In thousands)
	Assets	Liabilities	Assets	Liabilities
Accounts receivable	$7,504	$—	$7,314	$—
Inventory	—	2,732	—	3,465
Other	12,481	3,854	4,791	4,720

Current deferred tax	19,985	6,586	12,105	8,185

Intangibles	—	70,189	—	38,917
Property, buildings and equipment	—	3,494	—	3,876
Other	—	55	—	161

Long-term deferred tax	$—	$73,738	$—	$42,954

11. EARNINGS PER SHARE
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
     The following table sets forth the details of basic and diluted earnings per share:

	Year Ended December 31
	2005	2004	2003
	(Dollars in thousands, except share data)
Net income	$103,526	$64,932	$30,006
Weighted average common shares outstanding used in computing basic earnings per share	47,085,524	41,838,034	44,631,459
Common shares issuable upon exercise of dilutive stock options	2,152,912	2,271,119	1,717,623

Weighted average common shares outstanding and common share equivalents used in computing diluted earnings per share	49,238,436	44,109,153	46,349,082

Earnings per share
Basic	$2.20	$1.55	$0.67
Diluted	$2.10	$1.47	$0.65
     Stock-settled stock appreciation rights of 1.7 million and 0.9 million at a weighted average exercise price of $28.00 and $24.02 per share were outstanding as of December 31, 2005 and 2004, respectively, were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the years ending December 31, 2005 and 2004. In addition, to the extent that the average share price during the three-month period ending December 31, 2005 (first three-month period subsequent to the offering of the Debentures) exceeds the Debentures conversion price of $41.86 per share, an incremental number of up to 3,583,080 shares is included in determining diluted earnings per share using the Treasury method of accounting as represented in the table below. For the year ended December 31, 2005, WESCO’s average share price did not exceed the conversion price and hence, there was no effect of the Debentures on diluted earnings per share.
     The Debentures include a contingent conversion price provision and the option for a settlement in shares, known as net share settlement. The FASB Emerging Issues Task Force (“EITF”) No. 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share, requires WESCO to include the diluted earnings per share calculation, regardless of whether the requirements at the conversion feature have been met. Furthermore, the FASB is contemplating an amendment to SFAS No. 128, Earnings Per Share, that would require WESCO to assume net share settlement for the purposes of calculating diluted earnings per share.
     Under EITF No. 04-8, and EITF 90-19 Convertible Bonds with Issuer Option to Settle for Cash upon Conversion, and because of WESCO’s obligation to settle the par value of the Debentures in cash, WESCO is not required to include any shares underlying the Debentures in its diluted weighted average shares outstanding until the average stock price per share for the quarter exceeds the $41.86 conversion price and only to the extent of the additional shares WESCO may be required to issue in the event WESCO’s conversion obligation exceeds the principal amount of the Debentures converted. At such time, only the number of shares that would be issuable (under the “treasury” method of accounting for share dilution) will be included, which is based upon the amount by which the average stock price exceeds the conversion price. For the first $1 per share that WESCO’s average stock price exceeds the $41.86 conversion price of the Debentures, WESCO will include approximately 83,000 additional shares in WESCO’s diluted share count. For the second $1 per share that WESCO’s average stock price exceeds the $41.86 conversion price, WESCO will include approximately 80,000 additional shares, for a total of approximately 163,000 shares, in WESCO’s diluted share count, and so on, with the additional shares’ dilution decreasing for each $1 per share that WESCO’s average stock price exceeds $41.86 if the stock price rises further above $41.86 (see table, below).
“TREASURY” METHOD OF ACCOUNTING FOR SHARE DILUTION

Conversion Price:	$41.86
Number of Underlying Shares:	0 to 3,583,080
Principal Amount	$150,000,000

Formula:	Number of extra dilutive shares created
= (Stock Price * Underlying Shares) – Principal)/Stock Price

Condition:	Only applies when share price exceeds $41.86

			Include in	Share Dilution
Stock	Conversion	Price	Share	Per $1.00 Share
Price	Price	Difference	Count	Price Difference
$ 41.86	$41.86	$0	0	0
$ 42.86	$41.86	$1	83,313	83,313
$ 51.86	$41.86	$10	690,677	69,068
$ 61.86	$41.86	$20	1,158,249	57,912
$ 71.86	$41.86	$30	1,495,687	49,856
$ 81.86	$41.86	$40	1,750,683	43,767
Share dilution is limited to a maximum of 3,583,080 shares
12. EMPLOYEE BENEFIT PLANS
     A majority of WESCO’s employees are covered by defined contribution retirement savings plans for their service rendered subsequent to WESCO’s formation. For U.S. participants, WESCO will make contributions in an amount equal to 50% of the participant’s total monthly contributions up to a maximum of 6% of eligible compensation. For Canadian participants, WESCO will make contributions in an amount ranging from 1% to 7% of the participant’s eligible compensation based on years of continuous service. In addition, employer contributions may be made at the discretion of the Board of Directors and can be based on WESCO’s financial performance. Discretionary employer contributions were made in the amount of $10.4 million, $8.8 million and $4.2 million in 2005, 2004 and 2003, respectively. For the years ended December 31, 2005, 2004 and 2003, WESCO contributed to all such plans $16.8 million, $15.1 million and $9.5 million, respectively, which was charged to expense. Contributions are made in cash to employee retirement savings plan accounts. Employees then have the option to transfer into any of their investment options, including WESCO stock.
13. STOCK INCENTIVE PLANS
Stock Purchase Plans
     In connection with the 1998 recapitalization, WESCO established a stock purchase plan (“1998 Stock Purchase Plan”) under which certain employees may be granted an opportunity to purchase WESCO’s common stock. The maximum number of shares available for purchase may not exceed 427,720. There were no shares issued in 2005, 2004 or 2003.

Stock Option Plans
     WESCO has sponsored four stock option plans, the 1999 Long-Term Incentive Plan (“LTIP”), the 1998 Stock Option Plan, the Stock Option Plan for Branch Employees and the 1994 Stock Option Plan. The LTIP was designed to be the successor plan to all prior plans. Outstanding options under prior plans will continue to be governed by their existing terms, which are substantially similar to the LTIP. Any remaining shares reserved for future issuance under the prior plans are available for issuance under the LTIP. The LTIP and predecessor plans are administered by the Compensation Committee of the Board of Directors.
     An initial reserve of 6,936,000 shares of common stock has been authorized for issuance under the LTIP. This reserve automatically increases by (i) the number of shares of common stock covered by unexercised options granted under prior plans that are canceled or terminated after the effective date of the LTIP, and (ii) the number of shares of common stock surrendered by employees to pay the exercise price and/or minimum withholding taxes in connection with the exercise of stock options granted under our prior plans.
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
     From June 2005 through December 2005, WESCO granted 908,889 stock-settled stock appreciation rights at an average exercise price of $31.85. None of these awards was cancelled in 2005 and none was exercisable at December 31, 2005.
     All awards under WESCO’s stock incentive plans are designed to be issued at fair market value.
     As of December 31, 2005, 4.6 million shares of common stock were reserved under the LTIP for future equity award grants.
     The following table sets forth a summary of both stock options and stock appreciation rights and related information for the years indicated:

	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Awards	Price	Awards	Price	Awards	Price

Beginning of year	7,217,473	$10.26	7,654,822	$7.64	9,840,114	$5.99
Granted	908,889	31.85	1,105,500	22.55	1,093,500	5.92
Exercised	(1,328,954)	7.08	(1,484,176)	5.92	(202,581)	2.63

Redeemed	—	—	—	—	(2,920,890)	1.75
Cancelled	(493,472)	10.52	(58,673)	8.05	(155,321)	8.91

End of year	6,303,936	14.02	7,217,473	10.26	7,654,822	7.64

Exercisable at end of year	1,805,305	$10.83	2,514,232	$8.01	3,463,309	$7.38
     The following table sets forth exercise prices for equity awards outstanding as of December 31, 2005:

	Awards	Awards	Weighted Average
Range of exercise prices	Outstanding	Exercisable	Remaining Contractual Life

$0.00 — $5.00	804,552	99,702	5.4
$5.01 — $10.00	1,844,480	564,976	5.9
$10.01 — $15.00	1,725,388	869,225	2.6
$15.01 — $20.00	234,587	33,334	8.4
$20.01 — $25.00	786,040	238,068	8.8
$25.01 — $30.00	3,700	0	9.4
$30.01 — $35.00	888,500	0	9.5
$35.01 — $40.00	0	0	—
$40.01 — $45.00	16,689	0	9.9

	6,303,936	1,805,305	5.9

14. COMMITMENTS AND CONTINGENCIES
     Future minimum rental payments required under operating leases, primarily for real property that have noncancelable lease terms in excess of one year as of December 31, 2005, are as follows:

(In thousands)
2006	$27,694
2007	23,062
2008	17,209
2009	12,297
2010	7,690
Thereafter	11,658
     Rental expense for the years ended December 31, 2005, 2004 and 2003 was $33.2 million, $33.1 million and $32.5 million, respectively.
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
     WESCO is a defendant in a lawsuit in a state court in Florida in which a former supplier alleges that WESCO failed to fulfill its commercial obligations to purchase product and seeks monetary damages in excess of $17 million. WESCO believes that it has meritorious defenses. Neither the outcome nor the monetary impact of this litigation can be predicted at this time. A trial is scheduled for October 2006.
     WESCO was a defendant in a suit filed in federal district court in northern California alleging antitrust, contract and other claims. On August 9, 2005, WESCO and the plaintiff agreed to settle this lawsuit. Under the terms of the settlement, both parties agreed to release all claims against the other in exchange for cash and other consideration. On October 14, 2005, as stipulated by the settlement agreement, the majority of the cash settlement amount was paid. The settlement plus related litigation expenses resulted in a charge of $6.9 million, net of income tax, in 2005.
     In 2003, WESCO reached a final settlement agreement related to an employment and wages claim with the case being dismissed with prejudice. WESCO settled the case for $3.4 million and received a refund of approximately $300,000 of that amount.
15. SEGMENTS AND RELATED INFORMATION
     WESCO provides distribution of product and services through our seven operating segments which have been aggregated as one reportable segment. The sale of electrical products and maintenance repair and operating supplies which represents more than 90% of the consolidated net sales, income from operations and assets for 2005, 2004 and 2003. WESCO has over 200,000 unique product stock keeping units and markets more than 1,000,000 products for customers. It is impractical to disclose net sales by product, major product group or service group. There were no material amounts of sales or transfers among geographic areas and no material amounts of export sales.

     The following table sets forth information about WESCO by geographic area:

	Net Sales			Long-Lived Assets
	Year Ended December 31,			December 31,
	2005	2004	2003	2005	2004	2003
(In thousands)
United States	$3,829,755	$3,265,280	$2,872,239	$728,329	$488,787	$491,515
Foreign operations Canada	499,817	394,375	335,695	12,375	11,958	11,926
Other foreign	91,531	81,598	78,832	1,592	1,194	1,341

Subtotal foreign operations	591,348	475,973	414,527	13,967	13,152	13,267

Total U.S. and Foreign	$4,421,103	$3,741,253	$3,286,766	$742,296	$501,939	$504,782

16. OTHER FINANCIAL INFORMATION
     WESCO Distribution has issued $150 million in aggregate principal amount of 2017 Notes. The 2017 Notes are fully and unconditionally guaranteed by WESCO on a subordinated basis to all existing and future senior indebtedness of WESCO. WESCO Distribution, WESCO and the Initial Purchasers also entered into an Exchange and Registration Rights Agreement, dated September 27, 2005 (the “2017 Notes Registration Rights Agreement”) with respect to the 2017 Notes and WESCO’s guarantee of the 2017 Notes (the “2017 Notes Guarantee”). Pursuant to the 2017 Notes Registration Rights Agreement, WESCO and WESCO Distribution agreed to file a registration statement within 210 days after the issue date of the 2017 Notes to register an exchange enabling holders of 2017 Notes to exchange the 2017 Notes and 2017 Notes Guarantee for publicly registered senior subordinated notes, and a similar unconditional guarantee of those notes by WESCO, with substantially identical terms (except for terms relating to additional interest and transfer restrictions). WESCO and WESCO Distribution agreed to use their reasonable best efforts to cause the registration statement to become effective within 270 days after the issue date of the 2017 Notes and to complete the exchange offer as promptly as practicable but in no event later than 300 days after the issue date of the 2017 Notes. WESCO and WESCO Distribution agreed to file a shelf registration statement for the resale of the 2017 Notes if they cannot complete the exchange offer within the time periods listed above and in certain other circumstances.
     WESCO Distribution, Inc. issued $400 million of 2008 Notes in the amount of $300 million in June 1998 and $100 million in August 2001 and repurchased all amounts outstanding during 2005, 2004 and 2003. There was no outstanding balance remaining relating to the 2008 Notes as of December 31, 2005 and $323.5 million outstanding as of December 31, 2004. The 2008 Notes were fully and unconditionally guaranteed by WESCO International, Inc. on a subordinated basis to all existing and future senior indebtedness of WESCO International, Inc.
     Condensed consolidating financial information for WESCO, WESCO Distribution, Inc. and the non-guarantor subsidiaries is as follows:

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2005
	(In thousands)
	WESCO
	International,	WESCO Distribution,	Non-Guarantor	Consolidating and
	Inc.	Inc.	Subsidiaries	Eliminating Entries	Consolidated

Cash and cash equivalents	$—	$18,088	$4,037	$—	$22,125
Trade accounts receivable	—	—	315,594	—	315,594
Inventories	—	380,227	120,571	—	500,798
Other current assets	—	40,049	50,971	(20,674)	70,346

Total current assets	—	438,364	491,173	(20,674)	908,863
Intercompany receivables, net	—	(161,534)	206,253	(44,719)	—
Property, buildings and equipment, net	—	31,712	71,371	—	103,083
Intangible assets, net	—	11,140	72,752	—	83,892
Goodwill and other intangibles, net	—	374,000	168,217	—	542,217
Investments in affiliates and other noncurrent assets	686,169	806,818	3,045	(1,482,928)	13,104

Total assets	$686,169	$1,500,500	$1,012,811	$(1,548,321)	$1,651,159

Accounts payable	$—	$453,101	$119,366	$—	$572,467
Short-term debt	—	14,500	—	—	14,500
Other current liabilities	—	133,478	20,115	(20,674)	132,919

Total current liabilities	—	601,079	$139,481	(20,674)	$719,886
Intercompany payables, net	44,719	—	—	(44,719)	—
Long-term debt	150,000	154,024	48,208	—	352,232
Other noncurrent liabilities	—	63,491	24,100	—	87,591
Stockholders’ equity	491,450	681,906	801,022	(1,482,928)	491,450

Total liabilities and stockholders’ equity	$686,169	$1,500,500	$1,012,811	$(1,548,321)	$1,651,159

	December 31, 2004
	(In thousands)
	WESCO
	International,	WESCO Distribution,	Non-Guarantor	Consolidating and
	Inc.	Inc.	Subsidiaries	Eliminating Entries	Consolidated

Cash and cash equivalents	$1	$15,974	$18,548	$—	$34,523
Trade accounts receivable	—	18,077	365,287	—	383,364
Inventories	—	326,194	61,145	—	387,339
Other current assets	—	31,152	27,313	(8,775)	49,690

Total current assets	1	391,397	472,293	(8,775)	854,916
Intercompany receivables, net	—	210,406	26,729	(237,135)	—
Property, buildings and equipment, net	—	26,403	68,339	—	94,742
Goodwill and other intangibles, net	—	363,045	38,565	—	401,610
Investments in affiliates and other noncurrent assets	590,687	463,489	2,971	(1,051,560)	5,587

Total assets	$590,688	$1,454,740	$608,897	$(1,297,470)	$1,356,855

Accounts payable	$—	$376,932	$78,889	$—	$455,821
Other current liabilities	—	101,989	15,210	(8,775)	108,424

Total current liabilities	—	478,921	94,099	(8,775)	564,245
Intercompany payables, net	237,135	—	—	(237,135)	—
Long-term debt	—	336,782	49,391	—	386,173
Other noncurrent liabilities	—	48,350	4,534	—	52,884
Stockholders’ equity	353,553	590,687	460,873	(1,051,560)	353,553

Total liabilities and stockholders’ equity	$590,688	$1,454,740	$608,897	$(1,297,470)	$1,356,855

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Year Ended December 31, 2005
	(In thousands)
	WESCO
	International,	WESCO Distribution,	Non-Guarantor	Consolidating and
	Inc.	Inc.	Subsidiaries	Eliminating Entries	Consolidated

Net sales	$—	$3,664,618	$756,485	$—	$4,421,103
Cost of goods sold, excluding depreciation and amortization	—	2,983,739	596,659	—	3,580,398
Selling, general and administrative expenses	7	543,009	69,764	—	612,780
Depreciation and amortization	—	15,994	2,645	—	18,639
Results of affiliates’ operations	87,431	89,849	—	(177,280)	—
Interest expense (income), net	(25,443)	43,939	11,687	—	30,183
Loss on debt extinguishment, net	—	14,914	—	—	14,914
Other (income) expense	—	41,528	(28,223)	—	13,305
Provision for income taxes	9,341	23,913	14,104	—	47,358

Net income (loss)	$103,526	$87,431	$89,849	$(177,280)	$103,526

	Year Ended December 31, 2004
	(In thousands)
	WESCO
	International,	WESCO Distribution,	Non-Guarantor	Consolidating and
	Inc.	Inc.	Subsidiaries	Eliminating Entries	Consolidated

Net sales	$—	$3,187,864	$553,389	$—	$3,741,253
Cost of goods sold, excluding depreciation and amortization	—	2,588,682	440,450	—	3,029,132
Selling, general and administrative expenses	5	470,836	73,691	—	544,532
Depreciation and amortization	—	15,057	3,086	—	18,143
Results of affiliates’ operations	56,877	37,554	—	(94,431)	—
Interest expense (income), net	(12,396)	52,397	790	—	40,791
Other (income) expense	—	26,001	(16,844)	—	9,157
Provision for income taxes	4,336	15,568	14,662	—	34,566

Net income (loss)	$64,932	$56,877	$37,554	$(94,431)	$64,932

	Year Ended December 31, 2003
	(In thousands)
	WESCO
	International,	WESCO Distribution,	Non-Guarantor	Consolidating and
	Inc.	Inc.	Subsidiaries	Eliminating Entries	Consolidated

Net sales	$—	$2,806,044	$480,722	$—	$3,286,766
Cost of goods sold, excluding depreciation and amortization	—	2,287,972	388,729	—	2,676,701
Selling, general and administrative expenses	—	429,567	71,895	—	501,462
Depreciation and amortization	—	19,391	3,167	—	22,558
Results of affiliates’ operations	22,495	26,889	—	(49,384)	—
Interest expense (income), net	(11,559)	58,233	(4,357)	—	42,317
Other (income) expense	—	24,884	(20,247)	—	4,637
Provision for income taxes	4,048	(9,609)	14,646	—	9,085

Net income (loss)	$30,006	$22,495	$26,889	$(49,384)	$30,006

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2005
	(In thousands)

	WESCO	WESCO Distribution,	Non-Guarantor	Consolidating and
	International, Inc.	Inc.	Subsidiaries	Eliminating Entries	Consolidated

Net cash provided (used) by operating activities	$38,901	$272,483	$(16,287)	$—	$295,097
Investing activities:
Capital expenditures	—	(13,026)	(1,128)	—	(14,154)
Acquisitions	—	(278,829)	—	—	(278,829)
Other	—	2,014	—	—	2,014

Net cash used by investing activities	—	(289,841)	(1,128)	—	(290,969)
Financing activities:
Net borrowings (repayments)	(42,975)	24,299	(1,180)	—	(19,856)
Equity transactions	8,173	—	—	—	8,173
Other	(4,100)	(4,827)	3,579	—	(5,348)

Net cash provided (used) by financing activities	(38,902)	19,472	2,399	—	(17,031)

Effect of exchange rate changes on cash and cash equivalents	—	—	505	—	505

Net change in cash and cash equivalents	(1)	2,114	(14,511)	—	(12,398)
Cash and cash equivalents at beginning of period	1	15,974	18,548	—	34,523

Cash and cash equivalents at end of period	$—	$18,088	$4,037	$—	$22,125

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2004
	(In thousands)

	WESCO	WESCO Distribution,	Non-Guarantor	Consolidating and
	International, Inc.	Inc.	Subsidiaries	Eliminating Entries	Consolidated

Net cash (used) provided by operating activities	$23,334	$(10,748)	$9,358	$—	$21,944
Investing activities:
Capital expenditures	—	(11,708)	(441)	—	(12,149)
Acquisitions	—	(34,114)	—	—	(34,114)
Other	—	—	—	—	0

Net cash used by investing activities	—	(45,822)	(441)	—	(46,263)
Financing activities:
Net borrowings (repayments)	(111,544)	56,235	(2,096)	—	(57,405)
Equity transactions	88,210	—	—	—	88,210
Other	—	(112)	—	—	(112)

Net cash provided (used) by financing activities	(23,334)	56,123	(2,096)	—	30,693

Effect of exchange rate changes on cash and cash equivalents	—	—	654	—	654

Net change in cash and cash equivalents	—	(447)	7,475	—	7,028
Cash and cash equivalents at beginning of period	1	16,421	11,073	—	27,495

Cash and cash equivalents at end of period	$1	$15,974	$18,548	$—	$34,523

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2003
	(In thousands)

	WESCO	WESCO Distribution,	Non-Guarantor	Consolidating and
	International, Inc.	Inc.	Subsidiaries	Eliminating Entries	Consolidated

Net cash provided (used) by operating activities	$(4,431)	$74,303	$(34,114)	—	$35,758
Investing activities:
Capital expenditures	—	(7,978)	(401)	—	(8,379)
Acquisitions	—	(2,028)	—	—	(2,028)
Other	—	1,177	—	—	1,177

Net cash used by investing activities	—	(8,829)	(401)	—	(9,230)
Financing activities:
Net (repayments) borrowings	31,285	(66,065)	37,149	—	2,369
Equity transactions	(26,857)	—	—	—	(26,857)
Other	—	4,563	(2,389)	—	2,174

Net cash provided (used) by financing activities	4,428	(61,502)	34,760	—	(22,314)

Effect of exchange rate changes on cash and cash equivalents	—	—	711	—	711

Net change in cash and cash equivalents	(3)	3,972	956	—	4,925
Cash and cash equivalents at beginning of period	4	12,449	10,117	—	22,570

Cash and cash equivalents at end of period	$1	$16,421	$11,073	$—	$27,495

17. SELECTED QUARTERLY FINANCIAL DATA (unaudited)
     The following table sets forth selected quarterly financial data for the years ended December 31, 2005 and 2004:

	First		Second		Third		Fourth
	Quarter		Quarter		Quarter		Quarter
	(In thousands, except share data)
2005
Net sales	$990,871		$1,062,060		$1,131,449		$1,236,723
Gross profit	185,182		194,586		208,313		252,624
Income from operations	38,562		48,915		47,306		74,503
Income before income taxes	17,371		39,062		37,060		57,391
Net income	11,344	(A),(B),(D)	27,439	(B),(C),(D)	25,008	(B),(D)	39,735	(A),(B),(C),( D)
Basic earnings per share(E)	0.24		0.58		0.53		0.84
Diluted earnings per share	0.23		0.56		0.51		0.80

2004
Net sales	$847,793		$931,020		$974,508		$987,932	(G)
Gross profit	160,852		183,707		182,566		184,996	(G)
Income from operations	26,259		42,871		40,888		39,428
Income before income taxes	15,204		29,806		28,203		26,285
Net income	9,721	(K)	19,086	(F),(K)	19,037	(F),(H),(K)	17,088	(F),(H),(I),(J)
Basic earnings per share	0.24		0.46		0.45		0.40
Diluted earnings per share(K)	0.23		0.44		0.43		0.38

(A)	During the first and fourth quarters of 2005 $123.8 million and $199.7 million, respectively in aggregate principal amount of the 2008 Notes were redeemed at a loss of $10.1 million and $4.8 million, respectively resulting from the payment of the call premium and the write-off of the unamortized original issue discount and debt issue costs.

(B)	Income tax benefits from the recapitalization of the Canadian operations for the first, second, third and fourth quarters of 2005 were $0.5 million, $1.1 million, $1.2 million and $2.3 million, respectively.

(C)	Income tax benefits from the utilization of research and development credits for the second and fourth quarters of 2005 were $1.0 million and $0.2 million, respectively.

(D)	Stock option expense for the first, second, third and fourth quarters of 2005 was $1.7 million, $1.5 million, $2.5 million and $3.0 million, respectively.

(E)	Earnings per share (EPS) in each quarter is computed using the weighted average number of shares outstanding during that quarter while EPS for the full year is computed by taking the average of the weighted average number of shares outstanding each quarter. Thus, the sum of the four quarters’ EPS may not equal the full-year EPS.

(F)	During the second, third and fourth quarters of 2004 $36.0 million, $9.3 million and $10.0 million, respectively in aggregate principal amount of the 2008 Notes were redeemed at a loss of $1.6 million, $0.5 million and $0.5 million, respectively, resulting from the payment of the call premium and the write-off of the unamortized original issue discount and debt issue costs.

(G)	On September 29, 2005, the common stock of Carlton-Bates Company was acquired and the sales and gross margin resulting from this acquisition for the fourth quarter of 2005 were $76.8 million and $21.3 million, respectively.

(H)	Income tax benefits from the recapitalization of the Canadian operations for the third and fourth quarters of 2004 were $0.7 million and $0.6 million, respectively.

(I)	During the fourth quarter of 2004 a public offering was completed offering 4.0 million shares of common stock resulting in equity issuance costs of $5.1 million.

(J)	Stock option expense for the first, second, third and fourth quarters of 2004 was $0.4 million, $0.4 million, $0.6 million and $1.6 million, respectively.

(K)	Diluted earnings per share (DEPS) in each quarter is computed using the weighted average number of shares outstanding during that quarter while DEPS for the full year is computed by taking the average of the weighted average number of shares outstanding each quarter. Thus, the sum of the four quarters’ DEPS may not equal the full-year DEPS.
18. SUBSEQUENT EVENT
     On March 3, 2006, Dana Corporation, (“Dana”) and forty of its domestic subsidiaries filed voluntary petitions for reorganization under chapter 11 of the United States Bankruptcy Code. The Dana petitions applied to its U.S. domestic entities only. Dana represented $48.5 million in WESCO sales in 2005. The amount of receivables due WESCO from Dana U.S. domestic entities as of December 31, 2005 was $7.7 million. At the time of filing its petitions for bankruptcy, Dana owed WESCO $0.3 million from their U.S. domestic entities for the balance of the Dana accounts receivable due as of December 31, 2005.
     As of March 3, 2006, the accounts receivable due WESCO from Dana’s U.S. domestic entities was $9.7 million. WESCO management is currently evaluating the collectibility of this balance prior to the end of WESCO’s 2006 first quarter ending March 31, 2006.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.
None.
Item 9A. Controls and Procedures.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005. Management has excluded Carlton-Bates Company and Fastec Industrial Corp. from its assessment of internal control over financial reporting as of December 31, 2005 because they were acquired by the Company in purchase business combinations during 2005. Carlton-Bates Company is a wholly-owned subsidiary whose total assets and total revenues represent $291.7 million and $76.8 million, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005. Fastec Industrial Corp. is a wholly-owned subsidiary whose total assets and total revenues represent $44.8 million and $27.7 million, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005.
     Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
Changes in Internal Control Over Financial Reporting
     During the last fiscal quarter of 2005, there were no changes in the Company’s internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information.
None.

PART III
Item 10. Directors and Executive Officers of the Registrant.
     The information set forth under the caption “Directors and Executive Officers” in the Proxy Statement is incorporated herein by reference to our definitive Proxy Statement for our 2006 Annual Meeting of Stockholders.
     Codes of Ethics and Business Conduct
     We have adopted a Code of Ethics and Business Conduct (“Code of Conduct”) that applies to our directors, officers and employees that is available on our website at www.wesco.com by selecting the “Investors” tab followed by the “Corporate Governance” heading. Any amendment or waiver of the Code of Conduct for our executive officers or directors will be disclosed promptly at that location on our website.
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
     The information required by Item 10 that relates to our directors and executive officers is incorporated by reference from the information appearing under the caption “Corporate Governance” in our definitive proxy statement that is to be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year on December 31, 2005.
     Information included on our website is not a part of this Annual Report on Form 10-K.
Item 11. Executive Compensation.
     The information set forth under the caption “Executive Compensation” in the Proxy Statement is incorporated herein by reference to our definitive Proxy Statement for our 2006 Annual Meeting of Stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     The information set forth under the caption “Security Ownership” in the Proxy Statement is incorporated herein by reference to our definitive Proxy Statement for our 2006 Annual Meeting of Stockholders.
     The following table provides information as of December 31, 2005 with respect to the shares of our common stock that may be issued under our existing equity compensation plans:

	Number of securities to be	Weighted average exercise	Number of securities remaining
	issued upon exercise of outstanding	price of outstanding options,	available for future issuance under
Plan Category	options, warrants and rights	warrants and rights	equity compensation plans

Equity compensation plans approved by security holders	6,303,936	$14.02	4,556,303

Equity compensation plans not approved by security holders	—	—	—

Total	6,303,936	$14.02	4,556,303

Item 13. Certain Relationships and Related Transactions.
     The information set forth under the caption “Certain Transactions and Relationships with the Company” in the Proxy Statement is incorporated herein by reference to our definitive Proxy Statement for our 2006 Annual Meeting of Stockholders.
Item 14. Principal Accountant Fees and Services.
     The information set forth under the caption “Principal Accountant Fees and Services” in the Proxy Statement is incorporated herein by reference to the definitive Proxy Statement for our 2006 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedule.
The financial statements, financial statement schedule and exhibits listed below are filed as part of this annual report:

(a)	(1)	Financial Statements

		The list of financial statements required by this item is set forth in Item 8, “Financial Statements and Supplementary Data,” and is incorporated herein by reference.

	(2)	Financial Statement Schedule

		Schedule II — Valuation and Qualifying Accounts

(b)		Exhibits

Exhibit No.	Description of Exhibit	Prior Filing or Sequential Page Number

2.1	Recapitalization Agreement, dated as of March 27, 1998, among Thor Acquisitions L.L.C., WESCO International, Inc. (formerly known as CDW Holding Corporation) and certain security holders of WESCO International, Inc.	Incorporated by reference to Exhibit 2.1 to WESCO’s Registration Statement on Form S-4 (No. 333-43225)

3.1	Restated Certificate of Incorporation of WESCO International, Inc.	Incorporated by reference to Exhibit 3.1 to WESCO’s Registration Statement on Form S-4 (No. 333-70404)

3.2	By-laws of WESCO International, Inc.	Incorporated by reference to Exhibit 3.2 to WESCO’s Registration Statement on Form S-4 (No. 333-70404)

4.1	Indenture, dated as of September 22, 2005, by and among WESCO International, Inc., WESCO Distribution, Inc. and J.P. Morgan Trust Company, National Association, as Trustee.	Incorporated by reference to Exhibit 4.1 to WESCO’s Current Report on Form 8-K, dated September 21, 2005

4.2	Form of 2.625% Convertible Senior Debenture due 2025 (included in Exhibit 4.1).	Incorporated by reference to Exhibit 4.3 to WESCO’s Current Report on Form 8-K, dated September 21, 2005

4.3	Indenture, dated as of September 22, 2005, by and among WESCO International, Inc., WESCO Distribution, Inc. and J.P. Morgan Trust Company, National Association, as Trustee.	Incorporated by reference to Exhibit 4.4 to WESCO’s Current Report on Form 8-K, dated September 21, 2005

4.4	Form of 7.50% Senior Subordinated Note due 2017, (included in Exhibit 4.3).	Incorporated by reference to Exhibit 4.6 to WESCO’s Current Report on Form 8-K, dated September 21, 2005

10.1	CDW Holding Corporation Stock Purchase Plan.	Incorporated by reference to Exhibit 10.1 to WESCO’s Registration Statement on Form S-4 (No. 333-43225)

10.2	Form of Stock Subscription Agreement.	Incorporated by reference to Exhibit 10.2 to WESCO’s Registration Statement on Form S-4 (No. 333-43225)

Exhibit No.	Description of Exhibit	Prior Filing or Sequential Page Number

10.3	CDW Holding Corporation Stock Option Plan.	Incorporated by reference to Exhibit 10.3 to WESCO’s Registration Statement on Form S-4 (No. 333-43225)

10.4	Amendment to CDW Holding Corporation Stock Option Plan	Incorporated by reference to Exhibit 10.1 to WESCO’s Current Report on Form 8-K, dated March 2, 2006

10.5	Form of Stock Option Agreement.	Incorporated by reference to Exhibit 10.4 to WESCO’s Registration Statement on Form S-4 (No. 333-43225)

10.6	Form of Amendment to Stock Option Agreement.	Incorporated by reference to Exhibit 10.2 to WESCO’s Current Report on Form 8-K, dated March 2, 2006

10.7	CDW Holding Corporation Stock Option Plan for Branch Employees.	Incorporated by reference to Exhibit 10.5 to WESCO’s Registration Statement on Form S-4 (No. 333-43225)

10.8	Amendment to CDW Holding Corporation Stock Option Plan for Branch Employees.	Incorporated by reference to Exhibit 10.3 to WESCO’s Current Report on Form 8-K, dated March 2, 2006

10.9	Form of Branch Stock Option Agreement.	Incorporated by reference to Exhibit 10.6 to WESCO’s Registration Statement on Form S-4 (No. 333-43225)

10.10	Form of Amendment to Branch Stock Option Agreement.	Incorporated by reference to Exhibit 10.4 to WESCO’s Current Report on Form 8-K, dated March 2, 2006

10.11	WESCO International, Inc. 1998 Stock Option Plan.	Incorporated by reference to Exhibit 10.1 to WESCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998

10.12	Amendment to WESCO International, Inc. 1998 Stock Option Plan.	Incorporated by reference to Exhibit 10.5 to WESCO’s Current Report on Form 8-K dated March 2, 2006

10.13	Form of Management Stock Option Agreement.	Incorporated by reference to Exhibit 10.2 to WESCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998

10.14	Form of Amendment to Management Stock Option Agreement.	Incorporated by reference to Exhibit 10.6 to WESCO’s Current Report on Form 8-K dated March 2, 1006

10.15	1999 Deferred Compensation Plan for Non-Employee Directors.	Incorporated by reference to Exhibit 10.22 to WESCO’s Annual Report on Form 10-K for the year ended December 31, 1998

10.16	1999 Long-Term Incentive Plan.	Incorporated by reference to Exhibit 10.22 to WESCO’s Registration Statement on Form S-1 (No. 333-73299)

Exhibit No.	Description of Exhibit	Prior Filing or Sequential Page Number

10.17	Office Lease Agreement, dated as of May 24, 1995, by and between Commerce Court Property Holding Trust, as Landlord, and WESCO Distribution, Inc., as Tenant, as amended by First Amendment to Lease, dated as of June 1995 and by Second Amendment to Lease, dated as of December 29, 1995.	Incorporated by reference to Exhibit 10.10 to WESCO’s Registration Statement on Form S-4 (No. 333-43225)

10.18	Lease, dated as of April 1, 1992, by and between The E.T. Hermann and Jane D. Hermann 1978 Living Trust and Westinghouse Electric Corporation, as renewed by the renewal letter, dated as of December 13, 1996, from WESCO Distribution, Inc., as successor in interest to Westinghouse Electric Corporation, to Utah State Retirement Fund, as successor in interest to The E.T. Hermann and Jane D. Hermann 1978 Living Trust.	Incorporated by reference to Exhibit 10.11 to WESCO’s Registration Statement on Form S-4 (No. 333-43225)

10.19	Third Amendment to Lease, dated as of December 22, 2004, by and between US Institutional Real Estate Equities, L.P., as successor in interest to Utah State Retirement Fund and The E.T. Hermann and Jane D. Hermann 1978 Living Trust, and WESCO Distribution, Inc., as successor in interest to Westinghouse Electric Corporation.	Filed herewith

10.20	Agreement of Lease, dated as of September 3, 1998, by and between Atlantic Construction, Inc., as landlord, and WESCO Distribution-Canada, Inc., as tenant, as renewed by the Renewal Agreement, dated April 14, 2004, by and between Atlantic Construction, Inc., as landlord, and WESCO Distribution-Canada, Inc., as tenant.	Filed herewith

10.21	Lease dated December 13, 2002 between WESCO Distribution, Inc. and WESCO Real Estate IV, LLC.	Incorporated by reference to Exhibit 10.27 to WESCO’s Annual Report on Form 10-K for the year ended December 31, 2002

10.22	Lease Guaranty dated December 13, 2002 by WESCO International, Inc. in favor of WESCO Real Estate IV, LLC.	Incorporated by reference to Exhibit 10.28 to WESCO’s Annual Report on Form 10-K for the year ended December 31, 2002

10.23	Amended and Restated Registration and Participation Agreement, dated as of June 5, 1998, among WESCO International, Inc. and certain security holders of WESCO International, Inc. named therein.	Incorporated by reference to Exhibit 10.19 to WESCO’s Registration Statement on Form S-4 (No. 333-43225)

10.24	Employment Agreement, dated as of June 5, 1998, between WESCO Distribution, Inc. and Roy W. Haley.	Incorporated by reference to Exhibit 10.20 to WESCO’s Registration Statement on Form S-4 (No. 333-43225)

10.25	Employment Agreement, dated as of July 29, 2004, between WESCO International, Inc. and John Engel.	Incorporated by reference to Exhibit 10.1 to WESCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004

10.26	Employment Agreement, dated as of December 15, 2005, between WESCO International, Inc. and Stephen A. Van Oss.	Filed herewith

Exhibit No.	Description of Exhibit	Prior Filing or Sequential Page Number

10.27	Amended and Restated Credit Agreement, dated as of September 28, 2005, by and among WESCO Distribution, Inc., the other credit parties signatory thereto from time to time, General Electric Capital Corporation, as Agent and U.S. Lender, GECC Capital Markets Group, as Lead Arranger, GE Canada Finance Holding Company, as Canadian Agent and a Canadian Lender, Bank of America, N.A., as Syndication Agent, and The CIT Group/Business Credit, Inc. and Citizens Bank of Pennsylvania, as Co-Documentation Agents.	Incorporated by reference to Exhibit 10.1 to WESCO’s Current Report on Form 8-K, September 28, 2005

10.28	Intercreditor Agreement, dated as of March 19, 2002, among PNC Bank, National Association, General Electric Capital Corporation, WESCO Receivables Corp., WESCO Distribution, Inc., Fifth Third Bank, N.A., Mellon Bank, N.A., The Bank of Nova Scotia, Herning Enterprises, Inc. and WESCO Equity Corporation.	Incorporated by reference to Exhibit 10.21 to WESCO’s Annual Report on Form 10-K for the year ended December 31, 2001

10.29	Second Amended and Restated Receivables Purchase Agreement dated as of September 2, 2003 among WESCO Receivables Corp., WESCO Distribution, Inc., and the Lenders identified therein.	Incorporated by reference to Exhibit 10.1 to WESCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003

10.30	Second Amendment to Second Amended and Restated Receivables Purchase Agreement and Waiver, dated August 31, 2004.	Incorporated by reference to Exhibit 10.4 to WESCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004

10.31	Third Amendment to Second Amended and Restated Receivables Purchase Agreement, dated September 23, 2004.	Incorporated by reference to Exhibit 10.5 to WESCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004

10.32	Sixth Amendment to Second Amended and Restated Receivables Purchase Agreement, dated October 4, 2005.	Incorporated by reference to Exhibit 10.2 to WESCO’s Current Report on Form 8-K, September 28, 2005

10.33	Loan Agreement between Bear Stearns Commercial Mortgage, Inc. and WESCO Real Estate IV, LLC, dated December 13, 2002.	Incorporated by reference to Exhibit 10.26 to WESCO’s Annual Report on Form 10-K for the year ended December 31, 2002

10.34	Guaranty of Non-Recourse Exceptions Agreement dated December 13, 2002 by WESCO International, Inc. in favor of Bear Stearns Commercial Mortgage, Inc.	Incorporated by reference to Exhibit 10.29 to WESCO’s Annual Report on Form 10-K for the year ended December 31, 2002

10.35	Environmental Indemnity Agreement dated December 13, 2002 made by WESCO Real Estate IV, Inc. and WESCO International, Inc. in favor of Bear Stearns Commercial Mortgage, Inc.	Incorporated by reference to Exhibit 10.30 to WESCO’s Annual Report on Form 10-K for the year ended December 31, 2002

10.36	Asset Purchase Agreement, dated as of September 11, 1998, among Bruckner Supply Company, Inc. and WESCO Distribution, Inc.	Incorporated by reference to Exhibit 2.01 to WESCO’s Current Report on Form 8-K, dated September 11, 1998

10.37	Amendment dated March 29, 2002 to Asset Purchase Agreement, dated as of September 11, 1998, among Bruckner Supply Company, Inc. and WESCO Distribution, Inc.	Incorporated by reference to Exhibit 10.25 to WESCO’s Annual Report on Form 10-K for the year ended December 31, 2002

Exhibit No.	Description of Exhibit	Prior Filing or Sequential Page Number

10.38	Agreement and Plan of Merger, dated August 16, 2005, by and among Carlton-Bates Company, the shareholders of Carlton-Bates Company signatory thereto, the Company Representative (as defined therein), WESCO Distribution, Inc. and C-B WESCO, Inc.	Incorporated by reference to Exhibit 10.3 to WESCO’s Current Report on Form 8-K, dated September 28, 2005

10.39	Registration Rights Agreement, dated September 27, 2005, by and among WESCO International, Inc., WESCO Distribution, Inc. and Lehman Brothers Inc. and Goldman Sachs & Co., as representatives of the initial purchasers named therein.	Incorporated by reference to Exhibit 4.2 to WESCO’s Current Report on Form 8-K, September 21, 2005

10.40	Exchange and Registration Rights Agreement, dated September 27, 2005, by and among WESCO International, Inc., WESCO Distribution, Inc. and Goldman Sachs & Co. and Lehman Brothers Inc., as representatives of the initial purchasers named therein.	Incorporated by reference to Exhibit 4.5 to WESCO’s Current Report on Form 8-K, September 21, 2005

21.1	Significant Subsidiaries of WESCO.	Filed herewith

23.1	Consent of PricewaterhouseCoopers LLP.	Filed herewith

23.2	Consent of American Appraisal Associates, Inc.	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act.	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act.	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith
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
Date: March 15, 2006
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROY W. HALEY Roy W. Haley	Chairman and Chief Executive Officer (Principal Executive Officer)	March 15, 2006

/s/ STEPHEN A. VAN OSS Stephen A. Van Oss	Senior Vice President and Chief Financial and Administrative Officer (Principal Financial and Accounting Officer)	March 15, 2006

/s/ JAMES L. SINGLETON James L. Singleton	Director	March 14, 2006

/s/ JAMES A. STERN James A. Stern	Director	March 14, 2006

/s/ MICHAEL J. CHESHIRE Michael J. Cheshire	Director	March 14, 2006

/s/ ROBERT J. TARR, JR. Robert J. Tarr, Jr.	Director	March 14, 2006

/s/ KENNETH L. WAY Kenneth L. Way	Director	March 14, 2006

/s/ GERORGE L. MILES, JR. George L. Miles, Jr.	Director	March 14, 2006

/s/ SANDRA BEACH LIN Sandra Beach Lin	Director	March 14, 2006

/s/ WILLIAM J. VARESCHI, JR. William J. Vareschi, Jr.	Director	March 14, 2006

/s/ STEVEN A. RAYMUND Steven A. Raymund	Director	March 14, 2006

/s/ LYNN M. UTTER Lynn M. Utter	Director	March 14, 2006

Schedule II–Valuation and Qualifying Accounts

	Col. A	Col. B	Col. C	Col. D	Col. E
	(In thousands)

	Balance at		Charged to		Balance at
	Beginning	Charged to	Other		End of
	of Period	Expense	Accounts(1)	Deductions(2)	Period
(in thousands)
Allowance for doubtful accounts:
Year ended December 31, 2005	$12,481	$8,601	$1,543	($10,016)	$12,609
Year ended December 31, 2004	11,422	5,824		(4,765)	12,481
Year ended December 31, 2003	10,261	10,229		(9,068)	11,422

(1)	Represents allowance for doubtful accounts in connection with certain agreements.

(2)	Includes a reduction in the allowance for doubtful accounts due to write-off of accounts receivable.

	Col. A	Col. B	Col. C	Col. D	Col. E
	(In thousands)

	Balance at		Charged to		Balance at
	Beginning	Charged to	Other		End of
	of Period	Expense	Accounts(1)	Deductions(2)	Period
(in thousands)
Inventory reserve:
Year ended December 31, 2005	$10,070	$4,081	$1,840	$(3,525)	$12,466
Year ended December 31, 2004	9,759	5,500		(5,189)	10,070
Year ended December 31, 2003	11,873	5,005		(7,119)	9,759

(1)	Represents inventory reserves in connection with certain acquisitions.

(2)	Includes a reduction in the inventory reserve due to disposal of inventory.

	Col. A	Col. B	Col. C	Col. D	Col. E
	(In thousands)

	Balance at	Charged	Charged to		Balance at
	Beginning	(benefit) to	Other		End of
	of Period	Expense	Accounts	Deductions	Period
(in thousands)
Valuation Allowance
Year ended December 31, 2005	$13,439	$2,254	0	0	$15,693
Year ended December 31, 2004	12,845	594	0	0	13,439
Year ended December 31, 2003	11,291	1,554	0	0	12,845