Form 10-Q
period 2006-03-31
WESCO INTERNATIONAL INC
filed 2006-05-08
CIK 929008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for at least the past 90 days.     Yes ☑     No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☑
     As of April 28, 2006, WESCO International, Inc. had 48,370,670 shares common stock outstanding.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
Dollars in thousands, except share data	2006	2005
Assets
Current Assets:
Cash and cash equivalents	$30,350	$22,125
Trade accounts receivable, net of allowance for doubtful accounts of $15,293 and $12,609 in 2006 and 2005, respectively (Note 5)	348,611	315,594
Other accounts receivable	22,798	36,235
Inventories, net	507,930	500,798
Current deferred income taxes	13,712	13,399
Income taxes receivable	7,792	12,814
Prepaid expenses and other current assets	7,631	7,898

Total current assets	938,824	908,863

Property, buildings and equipment, net	103,569	103,083
Intangible assets, net (Note 6)	81,987	83,892
Goodwill (Note 6)	547,724	542,217
Other assets	12,629	13,104

Total assets	$1,684,733	$1,651,159

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$575,661	$572,467
Accrued payroll and benefit costs	34,818	51,220
Short-term debt related to revolving credit facility	—	14,500
Current portion of long-term debt	26,190	36,825
Deferred acquisition payable	8,180	2,680
Bank overdrafts	5,599	3,695
Other current liabilities	48,408	38,499

Total current liabilities	698,856	719,886

Long-term debt	348,477	352,232
Long-term deferred acquisition payable	3,333	4,346
Other noncurrent liabilities	10,561	9,507
Deferred income taxes	75,813	73,738

Total liabilities	1,137,040	1,159,709

Commitments and contingencies (Note 8)

Stockholders’ Equity:

Preferred stock, $.01 par value; 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 210,000,000 shares authorized, 52,391,041 and 51,790,725 shares issued in 2006 and 2005, respectively	524	518
Class B nonvoting convertible common stock, $.01 par value; 20,000,000 shares authorized, 4,339,431 issued in 2006 and 2005; no shares outstanding	43	43
Additional capital	723,557	707,407
Retained earnings (deficit)	(123,882)	(168,332)
Treasury stock, at cost; 8,516,795 and 8,418,607 shares in 2006 and 2005, respectively	(66,323)	(61,821)
Accumulated other comprehensive income	13,774	13,635

Total stockholders’ equity	547,693	491,450

Total liabilities and stockholders’ equity	$1,684,733	$1,651,159

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31,
Dollars in thousands, except share data	2006	2005
Net sales	$1,265,508	$990,871
Cost of goods sold (excluding depreciation and amortization below)	1,012,403	805,689

Gross profit	253,105	185,182

Selling, general and administrative expenses	169,898	142,681
Depreciation and amortization	6,282	3,939

Income from operations	76,925	38,562

Interest expense, net	6,393	9,125
Loss on debt extinguishment	—	10,051
Other expenses (Note 5)	5,059	2,015

Income before income taxes	65,473	17,371

Provision for income taxes	21,023	6,027

Net income	$44,450	$11,344

Earnings per share:

Basic:	$0.93	$0.24

Diluted:	$0.86	$0.23

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
In thousands	2006	2005
Operating Activities:
Net income	$44,450	$11,344
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on debt extinguishment (excluding premium of $8,168 in 2005)	—	1,883
Depreciation and amortization	6,282	3,940
Accretion of original issue and amortization of purchase discounts	—	493
Amortization of debt issuance costs	552	286
Deferred income taxes	1,762	(821)
Amortization of gain on interest rate swap	—	(228)
Stock-based compensation expense	2,568	1,658
Loss (gain) on the sale of property, buildings and equipment	21	(7)
Excess tax benefit from stock-based compensation (Note 3)	(8,126)	—
Changes in assets and liabilities
Change in receivables facility	(2,000)	90,500
Trade and other receivables	(17,319)	(31,931)
Inventories	(6,943)	2,037
Prepaid expenses and other current assets	13,336	3,216
Accounts payable	3,482	33,496
Accrued payroll and benefit costs	(16,402)	(16,119)
Other current and noncurrent liabilities	10,857	2,806

Net cash provided by operating activities	32,520	102,553

Investing Activities:
Capital expenditures	(4,206)	(2,703)
Acquisition payments	(1,013)	(1,014)

Net cash used by investing activities	(5,219)	(3,717)

Financing Activities:
Proceeds from issuance of long-term debt	137,904	109,000
Repayments of long-term debt	(167,228)	(227,778)
Debt issuance costs	(532)	—
Proceeds from the exercise of stock options	960	4,337
Excess tax benefit from stock-based compensation (Note 3)	8,126	—
Increase in bank overdrafts	1,903	—
Payments on capital lease obligations	(209)	—

Net cash used by financing activities	(19,076)	(114,441)

Effect of exchange rate changes on cash and cash equivalents	—	(153)

Net change in cash and cash equivalents	8,225	(15,758)
Cash and cash equivalents at the beginning of period	22,125	34,523

Cash and cash equivalents at the end of period	$30,350	$18,765

Supplemental disclosures:
Non-cash investing activities:
Property, plant and equipment acquired through capital leases	644	—
Increase in deferred acquisition payable	5,500	—
Non-cash financing activities:
Decrease in fair value of outstanding interest rate swaps	—	1,107
The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. ORGANIZATION
     WESCO International, Inc. and its subsidiaries (collectively, “WESCO”), headquartered in Pittsburgh, Pennsylvania, is a full-line distributor of electrical supplies and equipment and is a provider of integrated supply procurement services with operations in the United States, Canada, Mexico, Puerto Rico, Guam, the United Kingdom, Nigeria, United Arab Emirates and Singapore. WESCO currently operates approximately 370 branch locations and eight distribution centers (six in the United States and two in Canada.)
2. ACCOUNTING POLICIES
     Basis of Presentation
     The unaudited condensed consolidated financial statements of WESCO have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in WESCO’s 2005 Annual Report on Form 10-K filed with the SEC. The December 31, 2005 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United State of America.
     The unaudited condensed consolidated balance sheet as of March 31, 2006, the unaudited condensed consolidated statements of income for the three months ended March 31, 2006 and March 31, 2005, respectively, and the unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2006 and March 31, 2005, respectively, in the opinion of management, have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair statement of the results of the interim periods. All adjustments reflected in the unaudited condensed consolidated financial statements are of a normal recurring nature unless indicated. Results for the interim periods presented are not necessarily indicative of the results to be expected for the full year.
     Recent Accounting Pronouncements
     In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) 154 (“SFAS 151”), Accounting Changes and Error Corrections, which changes the requirements for the accounting and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS 154 eliminates the requirement to include the cumulative effect of changes in accounting principle in the income statement and instead requires that changes in accounting principle be retroactively applied. A change in accounting estimate continues to be accounted for in the period of change and future periods if necessary. A correction of an error continues to be reported by restating prior period financial statements. SFAS 154 is effective for WESCO for accounting changes and correction of errors made on or after January 1, 2006. The adoption of SFAS 154 is not expected to have a material impact on WESCO’s financial position or results of operations.
3. STOCK-BASED COMPENSATION
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

     Awards granted vest and become exercisable once criteria based on time or financial performance are achieved. If the financial performance criteria are not met, all the awards will vest after nine years and nine months. All awards vest immediately in the event of a change in control. Each award terminates on the tenth anniversary of its grant date unless terminated sooner under certain conditions.
     In the first quarter of 2006, WESCO adopted the provisions of FASB SFAS No. 123 (revised 2004) (“SFAS 123R”), Share-Based Payment and SEC Staff Accounting Bulletin No. 107 (“SAB 107”), Share-Based Payment, requiring the measurement and recognition of all stock-based compensation under the fair value method.
     During the year ended December 31, 2003, WESCO adopted the measurement provisions of SFAS No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation. Stock options awarded prior to 2003 were accounted for under the intrinsic value method (i.e. the difference between the market price on the exercise date and the price paid by the employee to exercise the options) under Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees. Beginning January 1, 2006, WESCO adopted SFAS 123R using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation cost, net of estimated forfeitures, over the service period for awards expected to vest. The fair value of stock-based awards is determined using the Black-Scholes valuation model, which is consistent with the valuation techniques previously utilized for stock-based awards in footnote disclosures required under SFAS 123. The forfeiture assumption is 5% per year and is based on WESCO’s historical employee behavior that is reviewed on an annual basis.
     Prior to the adoption of SFAS 123R, WESCO presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS 123R requires the tax benefits resulting from deductions in excess of the compensation cost recognized for those options (“excess tax benefits”) to be classified as financing cash flows.
     WESCO recognized $2.6 million (including $0.1 million due to the adoption of SFAS 123R and related to the vesting in 2006 of options granted prior to January 1, 2003) and $1.7 million of non-cash stock-based compensation expense, which is included in selling, general and administrative expenses, for the three months ended March 31, 2006 and 2005, respectively. As of March 31, 2006, there was $16.6 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements for all awards previously made. Approximately $7.0 million is expected to be recognized over the remainder of 2006, $7.5 million is expected to be recognized in 2007 and $2.1 million in 2008.
     During the three months ended March 31, 2006 and 2005, the total intrinsic value of options exercised was $24.5 million and $13.3 million, respectively, and the total amount of cash received from the exercise of these options was $5.5 million and $4.5 million, respectively. The tax benefit recorded for tax deductions associated with stock-based compensation plans for the three months ended March 31, 2006 and 2005 totaled $8.3 million and $4.9 million and was recorded as a credit to additional paid-in capital.
     During the three months ended March 31, 2006 WESCO granted 3,482 stock-settled appreciation rights at the following weighted average assumptions:

Three Months
Ended March 31, 2006
Risk free interest rate	4.2%
Expected life	4 years
Expected volatility	57%
     The following table sets forth a summary of both stock options and stock appreciation rights and related information for the three months ended March 31, 2006:

		Weighted
		Average	Weighted Average
		Exercise	Remaining
	Awards	Price	Contractual Life
Outstanding at December 31, 2005	6,303,936	$14.02	5.9
Granted	3,482	52.33
Exercised	622,758	10.86
Cancelled	40,634	13.86

Outstanding at March 31, 2006	5,644,026	14.40	5.9

Exercisable at March 31, 2006	1,154,579	10.87	5.0
Unvested at March 31, 2006	4,489,447	15.31	6.1
     As of March 31, 2006, the intrinsic value of awards exercisable and awards unvested was $66.0 million and $236.6 million, respectively.

     There were no options or stock appreciation rights granted during the three months ended March 31, 2005.
     As of March 31, 2006, 4.7 million shares of common stock were reserved under the 1999 Long Term Incentive Plan for future equity award grants.
     The following table sets forth exercise prices for equity awards outstanding as of March 31, 2006:

			Weighted Average
	Awards	Awards	Remaining
Range of exercise price	Outstanding	Exercisable	Contractual Life
$ 0.00 — $10.00	2,486,972	502,618	5.5
$10.00 — $20.00	1,528,650	471,234	3.2
$20.00 — $30.00	725,733	180,727	8.5
$30.00 — $40.00	882,500	0	—
$40.00 — $50.00	17,639	0	—
$50.00 — $60.00	2,150	0	—
$60.00 — $70.00	382	0	—

	5,644,026	1,154,579	5.9

     For the three months ending March 31, 2005, WESCO’s pro forma net income and earnings per share would have been adjusted to the amounts indicated below to reflect the additional fair value compensation, net of tax, as if the fair-value based method of accounting for stock-based awards had been applied to all outstanding awards:

Three Months Ended
March 31,
2005
Dollars in thousands, except share amounts
Net income reported	$11,344
Add: Stock-based compensation expense included in reported net income, net of related tax	1,043
Deduct: Stock based employee compensation expense determined under fair value based methods for all awards, net of related tax	1,236

Pro forma net income	$11,151

Earnings per share:
Basic as reported	$0.24
Basic pro forma	$0.24
Diluted as reported	$0.23
Diluted pro forma	$0.23
4. EARNINGS PER SHARE
     The following table sets forth the details of basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2006	2005

Dollars in thousands, except per share amounts
Net income reported	$44,450	$11,344

Weighted average common shares outstanding used in computing basic earnings per share	48,031,287	46,694,626
Common shares issuable upon exercise of dilutive stock options	2,636,644	2,531,515
Common shares issuable from contingently convertible debentures (see note below for basis of calculation)	825,286	—

Weighted average common shares outstanding and common share equivalents used in computing diluted earnings per share	51,493,217	49,226,141

Earnings per share:
Basic	$0.93	$0.24
Diluted	$0.86	$0.23

     Stock-settled stock appreciation rights to purchase 0.9 million shares of common stock at a weighted average exercise price of $24.02 per share that were outstanding as of March 31, 2005 were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the three month period ending March 31, 2005. In addition, to the extent that the average share price during the three month period ending March 31, 2006 exceeds the 2.625% Convertible Senior Debentures due 2025 (the “Debentures”) conversion price of $41.86 per share, an incremental number of up to 3,583,080 shares are to be included in determining diluted earnings per share using the treasury stock method of accounting as represented in the table below. Since the average stock price for the three month period ended March 31, 2006 was approximately $54 per share, 825,286 shares underlying the Debentures were included in the diluted weighted average shares outstanding for the three month period ended March 31, 2006, under the treasury stock method of accounting, as required by the FASB Emerging Issues Task Force (“EITF”) Issue No. 90-19.
     Under EITF No. 04-8, and EITF 90-19 Convertible Bonds with Issuer Option to Settle for Cash upon Conversion, and because of WESCO’s obligation to settle the par value of the Debentures in cash, WESCO is not required to include any shares underlying the Debentures in its diluted weighted average shares outstanding until the average stock price per share for the quarter exceeds the $41.86 conversion price and only to the extent of the additional shares WESCO may be required to issue in the event WESCO’s conversion obligation exceeds the principal amount of the Debentures converted. At such time, only the number of shares that would be issuable (under the “treasury stock” method of accounting for share dilution) will be included, which is based upon the amount by which the average stock price exceeds the conversion price. For the first $1 per share that WESCO’s average stock price exceeds the $41.86 conversion price of the Debentures, WESCO will include approximately 83,000 additional shares in WESCO’s diluted share count. For the second $1 per share that WESCO’s average stock price exceeds the $41.86 conversion price, WESCO will include approximately 80,000 additional shares, for a total of approximately 163,000 shares, in WESCO’s diluted share count, and so on, with the additional shares’ dilution decreasing for each $1 per share that WESCO’s average stock price exceeds $41.86 if the stock price rises further above $41.86 (see table, below).
“TREASURY STOCK” METHOD OF ACCOUNTING FOR SHARE DILUTION

Conversion Price:	$41.86
Number of Underlying Shares:	0 to 3,583,080
Principal Amount	$150,000,000

Formula:	Number of extra dilutive shares created = ((Stock Price * Underlying Shares) — Principal)/Stock Price

Condition:	Only applies when share price exceeds $41.86

			Include in	Share Dilution
Stock	Conversion	Price	Share	Per $1.00 Share
Price	Price	Difference	Count	Price Difference
$41.86	$41.86	$0	0	0
$42.86	$41.86	$1	83,313	83,313
$51.86	$41.86	$10	690,677	69,068
$61.86	$41.86	$20	1,158,249	57,912
$71.86	$41.86	$30	1,495,687	49,856
$81.86	$41.86	$40	1,750,683	43,767
Share dilution is limited to a maximum of 3,583,080 shares.
5. ACCOUNTS RECEIVABLE SECURITIZATION
     WESCO maintains an accounts receivable securitization program (the “Receivables Facility”) that had a total purchase commitment of $400 million as of March 31, 2006 and December 31, 2005. The Receivables Facility has a term of three years and is subject to renewal in May 2008. Under the Receivables Facility, WESCO sells, on a continuous basis, an undivided interest in all domestic accounts receivable to WESCO Receivables Corporation, a wholly owned, special purpose entity (“SPE”). The SPE sells, without recourse, to a third-party conduit all the eligible receivables while maintaining a subordinated interest, in the form of overcollateralization, in a portion of the receivables. WESCO has agreed to continue servicing the sold receivables for the financial institution at market rates; accordingly, no servicing asset or liability has been recorded.

     As of March 31, 2006 and December 31, 2005, accounts receivable eligible for securitization totaled approximately $522 million and $525 million, respectively, of which the subordinated retained interest was approximately $127 million and $128 million, respectively. Accordingly, approximately $395 million and $397 million of accounts receivable balances were removed from the consolidated balance sheets at March 31, 2006 and December 31, 2005, respectively. Costs associated with the Receivables Facility totaled $5.1 million and $2.0 million for the three months ended March 31, 2006 and March 31, 2005, respectively. These amounts are recorded as other expenses in the consolidated statements of income and are primarily related to interest and the discount and loss on the sale of accounts receivables, partially offset by related servicing revenue.
     The key economic assumptions used to measure the retained interest at the date of the securitization for securitizations completed in 2006 were a discount rate of 4.2% and an estimated life of 1.5 months. At March 31, 2006, an immediate adverse change in the discount rate or estimated life of 10% and 20% would result in a reduction in the fair value of the retained interest of $0.2 million and $0.5 million, respectively. These sensitivities are hypothetical and should be used with caution. Changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this example, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another.
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
     The allocation of assets acquired and liabilities assumed for the 2005 acquisitions summarized below is preliminary, pending the impact of the restructuring plans related to these acquisitions.

	Fastec	Carlton-Bates
	Industrial Corp.	Company

Dollars in thousands
Assets Acquired

Cash and equivalents	$281	$1,763
Trade accounts receivable	4,675	37,628
Inventories	11,944	40,709
Deferred income taxes short-term	—	1,861
Other accounts receivable	—	840
Prepaid expenses	161	762
Income taxes receivable	—	2,789
Property, buildings and equipment	2,168	5,159
Intangible assets	11,134	74,444
Goodwill	5,396	135,088

Total assets acquired	35,759	301,043

Liabilities Assumed
Accounts payable	2,663	16,901
Accrued and other current liabilities	767	8,599
Deferred income taxes long-term	—	19,607
Other noncurrent liabilities	—	136

Total liabilities assumed	3,430	45,243

Fair value of net assets acquired, including intangible assets	$32,329	$255,800

Acquisition of Carlton-Bates Company
     On September 29, 2005, WESCO acquired Carlton-Bates Company (“Carlton-Bates”), headquartered in Little Rock, Arkansas. The original purchase price was $248.5 million, net of $1.8 million cash acquired, of which $25.0 million of the purchase price was held in escrow to address up to $5.0 million of post-closing adjustments relating to working capital and up to $20.0 million of potential indemnification claims, with all distributions from the escrow to be made by March 2008. Distributions of $2.0 million and $3.0 million were made from the escrow in November 2005 and February 2006, respectively, in accordance with terms set forth in the purchase agreement. During the three months ended March 31, 2006, WESCO completed its evaluation of the calculation of the acquired working capital resulting in an increase in the purchase price in the amount of $5.5 million which amount was paid on April 6, 2006.
     Carlton-Bates operates two business divisions: (1) a traditional branch-based distributor and (2) the LADD division, the sole U.S. distributor of engineered connecting devices for the industrial products division of Deutsch Company ECD. Carlton-Bates is a regional distributor of electrical and electronic components with a special emphasis on automation and electromechanical applications for the original equipment manufacturer markets. Carlton-Bates adds new capabilities for WESCO including new product categories, new supplier relationships, kitting and light assembly services for WESCO customers, sales opportunities resulting from value-added services.
     The purchase price allocation resulted in intangible assets of $74.4 million and goodwill of $135.1 million, of which $55.9 million is deductible for tax purposes. The intangible assets include customer relationships of $45.3 million amortized over a range of 13 to 19 years, distribution agreements of $12.0 million and non-compete agreements of $0.2 million, both of which are amortized over five years and trademarks of $16.9 million. Trademarks have an indefinite life and are not being amortized. The intangible assets were valued by American Appraisal Associates, Inc., an independent appraiser. No residual value is estimated for these intangible assets.
     The operating results of Carlton-Bates have been included in WESCO’s consolidated financial statements since September 29, 2005. The following summary of the unaudited pro forma results of operations for the three months ended March 31, 2005 is included below as if the acquisition occurred on the first day of 2005 and is not necessarily indicative of what WESCO’s results of operations would have been had Carlton-Bates been acquired at the beginning of the period. Seasonality of sales is not a significant factor to the pro forma combined results of operations.

Three Months
Ended March 31
Dollars in thousands, except per share amounts	2005

Net Sales	$1,066,025
Net Income	$12,759
Earnings per common share:
Basis	$0.27
Diluted	$0.26
Acquisition of Fastec Industrial Corp.
     On July 29, 2005, WESCO acquired the assets and business of Fastec Industrial Corp. (“Fastec”). Fastec is a nationwide importer and distributor of industrial fasteners, cabinet and locking and latching products. The original purchase price WESCO paid was $28.7 million net of $0.3 million cash acquired, and WESCO also issued a $3.0 million promissory note to consummate this acquisition. In accordance with the terms of the purchase, a net working capital valuation was performed subsequent to the closing date of the acquisition resulting in an increase to the purchase price and the note payable in the amount of $0.3 million.
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

     The operating results of Fastec have been included in WESCO’s operating results since July 29, 2005. Pro forma comparative results of WESCO, assuming the acquisition of Fastec had been made at the beginning of fiscal 2005, would not have been materially different from the reported results or the pro forma results presented above.
Other Acquisition
     Another previously completed acquisition agreement contains contingent consideration for the final acquisition payment which management has estimated will be $5.0 million and paid between 2006 and 2008 and is reported as deferred acquisition payable.
7. EMPLOYEE BENEFIT PLANS
     A majority of WESCO’s employees are covered by defined contribution retirement savings plans for their services rendered subsequent to WESCO’s formation. For U.S. participants, WESCO will make contributions in an amount equal to 50% of the participant’s total monthly contributions up to a maximum of 6% of eligible compensation. For Canadian participants, WESCO will make contributions in an amount ranging from 1% to 7% of the participant’s eligible compensation based on years of continuous service. In addition, employer contributions may be made at the discretion of the Board of Directors and can be based on WESCO’s financial performance. For the three months ended March 31, 2006 WESCO contributed $2.1 million to all such plans. Contributions are made in cash to employee retirement savings plan accounts. Employees then have the option to transfer balances allocated to their accounts into any of the available investment options, including WESCO stock.
8. COMMITMENTS AND CONTINGENCIES
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
     On March 3, 2006, Dana Corporation (“Dana”) and forty of its domestic subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. The Dana petitions applied to its U.S. domestic entities only. Dana represented $48.5 million of WESCO sales in 2005.
     As of March 3, 2006, the amount of accounts receivable due WESCO from Dana’s U.S. domestic entities was $9.7 million of which $9.4 million related to 2006 sales. WESCO has established a reserve in the amount of $4.0 million during the three-month period ending March 31, 2006 based on management’s evaluation of the collectibility of this balance.
9. COMPREHENSIVE INCOME
     The following table sets forth comprehensive income and its components:

	Three Months Ended
	March 31,
In thousands	2006	2005

Net income	$44,450	$11,344
Foreign currency translation adjustment	(139)	(556)

Comprehensive income	$44,311	$10,788

10. INCOME TAXES
     The following table sets forth the reconciliation between the federal statutory income tax rate and the effective rate:

	Three Months Ended
	March 31,
	2006	2005

Federal statutory rate	35.0%	35.0%
State taxes, net of federal tax benefit	2.5	2.1
Nondeductible expenses	0.4	0.8
Domestic tax benefit from foreign operations	(2.7)	(0.3)
Foreign tax rate differences(1)	(2.9)	(2.9)
Domestic production activity deduction	(0.2)	—

	32.1%	34.7%

(1)	Includes a benefit of $2.1 and $0.5 million for the three months ended March 31, 2006 and 2005, respectively, from the recapitalization of our Canadian operations.

11. OTHER FINANCIAL INFORMATION (Unaudited)
     WESCO Distribution, Inc. (“WESCO Distribution”) has issued $150 million in aggregate principal amount of 7.50% Senior Subordinated Notes due 2017 (the “2017 Notes”). The 2017 Notes are fully and unconditionally guaranteed by WESCO International, Inc. (“WESCO International”) on a subordinated basis to all existing and future senior indebtedness of WESCO International. WESCO Distribution, WESCO International and the initial purchasers of the 2017 notes also entered into an Exchange and Registration Rights Agreement, dated September 27, 2005 (the “2017 Notes Registration Rights Agreement”) with respect to the 2017 Notes and WESCO International’s guarantee of the 2017 Notes (the “2017 Notes Guarantee”). Pursuant to the 2017 Notes Registration Rights Agreement, WESCO International and WESCO Distribution agreed to file a registration statement within 210 days after the issue date of the 2017 Notes to register an exchange enabling holders of the 2017 Notes to exchange the 2017 Notes and 2017 Notes Guarantee for publicly registered senior subordinated notes, and a similar unconditional guarantee of those notes by WESCO International, with substantially identical terms (except for terms relating to additional interest and transfer restrictions). WESCO International and WESCO Distribution agreed to use their reasonable best efforts to cause the registration statement to become effective within 270 days after the issue date of the 2017 Notes and to complete the exchange offer as promptly as practicable but in no event later than 300 days after the issue date of the 2017 Notes. WESCO International and WESCO Distribution agreed to file a shelf registration statement for the resale of the 2017 Notes if they cannot complete the exchange offer within the time periods listed above and in certain other circumstances.
     WESCO International has issued $150 million in aggregate principal amount of Debentures. The Debentures are fully and unconditionally guaranteed by WESCO Distribution on a senior subordinated basis to all existing and future senior indebtedness of WESCO Distribution. WESCO International, WESCO Distribution and the initial purchasers of the Debentures also entered into a Registration Rights Agreement, dated September 27, 2005 (the “Debentures Registration Rights Agreement”) with respect to the Debentures, WESCO Distribution’s guarantee of the Debentures (the “Debentures Guarantee”) and the common stock of WESCO International into which the Debentures are convertible (the “Conversion Shares”). Pursuant to the Debentures Registration Rights Agreement, WESCO Distribution and WESCO International agreed to file a shelf registration statement within 210 days after the issue date of the Debentures to register the Debentures, the Debentures Guarantee and the Conversion Shares. WESCO Distribution and WESCO International agreed to use their reasonable best efforts to cause the registration statement to become effective within 270 days after the issue date of the Debentures.
     WESCO Distribution issued $300 million in aggregate principal amount of 9 1/8% Senior Subordinated Notes due 2008 (the “2008 Notes”) in June 1998 and $100 million in aggregate principal amount of the 2008 Notes in August 2001 and repurchased all amounts outstanding during 2005, 2004 and 2003. There was no outstanding balance remaining related to the 2008 Notes as of December 31, 2005. The 2008 Notes were fully and unconditionally guaranteed by WESCO International on a subordinated basis.
     Condensed consolidating financial information for WESCO International, WESCO Distribution and the non-guarantor subsidiaries are as follows:

CONDENSED CONSOLIDATING BALANCE SHEETS
WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS

	March 31, 2006
	(In thousands)
				Consolidating and
	WESCO	WESCO	Non-Guarantor	Eliminating
	International, Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Cash and cash equivalents	$3	$20,404	$9,943	$—	$30,350
Trade accounts receivable	—	—	348,611	—	348,611
Inventories	—	386,255	121,675	—	507,930
Other current assets	—	20,688	39,038	(7,793)	51,933

Total current assets	3	427,347	519,267	(7,793)	938,824
Intercompany receivables, net	—	(415,856)	441,034	(25,178)	—
Property, buildings and equipment, net	—	32,397	71,172	—	103,569
Intangible assets, net	—	10,953	71,034		81,987
Goodwill and other intangibles, net	—	374,000	173,724	—	547,724
Investments in affiliates and other noncurrent assets	723,852	1,071,412	2,926	(1,785,561)	12,629

Total assets	$723,855	$1,500,253	$1,279,157	$(1,818,532)	$1,684,733

Accounts payable	$—	$453,563	$122,098	$—	$575,661
Other current liabilities	984	109,137	20,867	(7,793)	123,195

Total current liabilities	984	562,700	142,965	(7,793)	698,856
Intercompany payables, net	25,178	—	—	(25,178)	—
Long-term debt	150,000	151,759	46,718	—	348,477
Other noncurrent liabilities	—	65,981	23,726	—	89,707
Stockholders’ equity	547,693	719,813	1,065,748	(1,785,561)	547,693

Total liabilities and stockholders’ equity	$723,855	$1,500,253	$1,279,157	$(1,818,532)	$1,684,733

	December 31, 2005
	(In thousands)
				Consolidating and
	WESCO	WESCO	Non-Guarantor	Eliminating
	International, Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Cash and cash equivalents	$	$18,088	$4,037	$—	$22,125
Trade accounts receivable	—	—	315,594	—	315,594
Inventories	—	380,227	120,571	—	500,798
Other current assets	—	40,049	50,971	(20,674)	70,346

Total current assets	—	438,364	491,173	(20,674)	908,863
Intercompany receivables, net	—	(161,534)	206,253	(44,719)	—
Property, buildings and equipment, net	—	31,712	71,371	—	103,083
Intangible assets, net	—	11,140	72,752	—	83,892
Goodwill and other intangibles, net	—	374,000	168,217	—	542,217
Investments in affiliates and other noncurrent assets	686,169	806,818	3,045	(1,482,928)	13,104

Total assets	$686,169	$1,500,500	$1,012,811	$(1,548,321)	$1,651,159

Accounts payable	$—	$453,101	$119,366	$—	$572,467
Short-term debt	—	14,500	—	—	14,500
Other current liabilities	—	133,478	20,115	(20,674)	132,919

Total current liabilities	—	601,079	139,481	(20,674)	719,886
Intercompany payables, net	44,719	—	—	(44,719)	—
Long-term debt	150,000	154,024	48,208	—	352,232
Other noncurrent liabilities	—	63,491	24,100	—	87,591
Stockholders’ equity	491,450	681,906	801,022	(1,482,928)	491,450

Total liabilities and stockholders’ equity	$686,169	$1,500,500	$1,012,811	$(1,548,321)	$1,651,159

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Three Months Ended March 31, 2006
	(In thousands)
				Consolidating and
	WESCO	WESCO	Non-Guarantor	Eliminating
	International, Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Net sales	$—	$981,945	$283,563	$—	$1,265,508
Cost of goods sold	—	793,215	219,188	—	1,012,403
Selling, general and administrative expenses	2	130,321	39,575	—	169,898
Depreciation and amortization	—	3,342	2,940	—	6,282
Results of affiliates’ operations	37,768	14,426	—	(52,194)	—
Interest expense (income), net	(8,916)	9,961	5,348	—	6,393
Loss on debt extinguishment	—	—	—	—	—
Other (income) expense	—	13,008	(7,949)	—	5,059
Provision for income taxes	2,232	8,756	10,035	—	21,023

Net income	$44,450	$37,768	$14,426	$(52,194)	$44,450

	Three Months Ended March 31, 2005
	(In thousands)
				Consolidating and
	WESCO	WESCO	Non-Guarantor	Eliminating
	International, Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated
Net sales	$—	$836,409	$154,462	$—	$990,871
Cost of goods sold	—	681,937	123,752	—	805,689
Selling, general and administrative expenses	1	123,200	19,480	—	142,681
Depreciation and amortization	—	3,251	688	—	3,939
Results of affiliates’ operations	7,901	14,239	—	(22,140)	—
Interest expense (income), net	(5,299)	12,200	2,224	—	9,125
Loss on debt extinguishment	—	10,051	—		10,051
Other (income) expense	—	8,724	(6,709)	—	2,015
Provision for income taxes	1,855	3,384	788	—	6,027

Net income	$11,344	$7,901	$14,239	$(22,140)	$11,344

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2006
	(In thousands)
				Consolidating and
	WESCO	WESCO	Non-Guarantor	Eliminating
	International, Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Net cash (used) provided by operating activities	$9,149	$12,641	$10,730	$—	$32,520
Investing activities:
Capital expenditures	—	(3,401)	(805)		(4,206)
Acquisition payments	—	(1,013)	—	—	(1,013)

Net cash used by investing activities	—	(4,414)	(805)	—	(5,219)
Financing activities:
Net repayments	(18,232)	(10,768)	(324)	—	(29,324)
Equity transactions	9,086	—	—	—	9,086
Other	—	4,857	(3,695)	—	1,162

Net cash used by financing activities	(9,146)	(5,911)	(4,019)	—	(19,076)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—
Net change in cash and cash equivalents	3	2,316	5,906	—	8,225
Cash and cash equivalents at the beginning of year	—	18,088	4,037	—	22,125

Cash and cash equivalents at the end of period	$3	$20,404	$9,943	$—	$30,350

	Three Months Ended March 31, 2005
	(In thousands)
				Consolidating and
	WESCO	WESCO	Non-Guarantor	Eliminating
	International, Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Net cash provided (used) by operating activities	$9,798	$99,815	$(7,060)	$—	$102,553
Investing activities:
Capital expenditures	—	(2,663)	(40)	—	(2,703)
Acquisition payments	—	(1,014)	—	—	(1,014)

Net cash used by investing activities	—	(3,677)	(40)	—	(3,717)
Financing activities:
Net borrowings (repayments)	(14,135)	(104,344)	(299)	—	(118,778)
Equity transaction s	4,337	—	—	—	4,337

Net cash (used) provided by financing activities	(9,798)	(104,344)	(299)	—	(114,441)

Effect of exchange rate changes on cash and cash equivalents	—	—	(153)	—	(153)
Net change in cash and cash equivalents	—	(8,206)	(7,552)	—	(15,758)
Cash and cash equivalents at the beginning of year	1	15,974	18,548	—	34,523

Cash and cash equivalents at the end of period	$1	$7,768	$10,996	$—	$18,765

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with the information in the unaudited condensed consolidated financial statements and notes thereto included herein and WESCO International Inc.’s Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in its 2005 Annual Report on Form 10-K.
Company Overview
     We are a full-line distributor of electrical supplies and equipment and a provider of integrated supply procurement services. WESCO has more than 370 full service branches and eight distribution centers located in the United States, Canada, Mexico, Puerto Rico, Guam, the United Kingdom, Nigeria, United Arab Emirates and Singapore. We serve over 100,000 customers worldwide, offering over 1,000,000 products from over 24,000 suppliers. Our diverse customer base includes a wide variety of industrial companies; contractors for industrial, commercial and residential projects; utility companies, and commercial, institutional and governmental customers. Approximately 87% of our net sales are generated from operations in the U.S., 11% from Canada and the remainder from other countries.
     Sales increases attributed to growth in our served markets and from the two acquisitions completed in 2005, along with positive impact from our productivity initiatives contributed to improved financial results for the first three months of 2006. Sales increased $274.6 million or 27.7% over the same period last year. Gross margin was 20.0% and 18.7% for the first three months of 2006 and 2005, respectively. First quarter 2006 sales from our acquisitions, both of which were completed in the third quarter of 2005, were $106.6 million and accounted for 10.7% of the improved sales versus 2005. Favorable exchange rates accounted for approximately 1% of the higher revenues. The remainder of the 2006 sales increase was the result of a combination of market and share growth, higher commodity prices, hurricane rebuilding activity, and an additional work-day. Operating income improved by $38.4 million, or 99%, with $12.0 million of the increase attributed to our 2005 acquisitions compared with last year’s similar period. Operating income improvement was due mainly to sales growth, gross margin expansion, acquisitions and cost containment. The current quarter’s net income was $44.5 million versus $11.3 million in last year’s first quarter
Cash Flow
     We generated $32.5 million in operating cash flow for the first three months of 2006. Included in this amount was a $2.0 million reduction in the amount outstanding under our Receivables Facility, whereby we sell, on a continuous basis, an undivided interest in all domestic accounts receivable to WESCO Receivables Corp., a wholly owned, special purpose entity (SPE). Investing activities in the first three months of 2006 included $4.2 million in capital expenditures and acquisition payments of $1.0 million. Financing activities during the first three months of 2006 consisted primarily of borrowings and repayments of $137.9 million and $166.9 million, respectively, related to our revolving credit facility and $0.3 million related to repayments under our mortgage financing facility.
Financing Availability
     As of March 31, 2006, we had approximately $275 million in available borrowing capacity under our revolving credit facility, of which $225 million is the U.S sub-facility borrowing limit and $50 million is the Canadian sub-facility borrowing limit.
Outlook
     We believe that acquisitions and improvements in operations and our capital structure made in 2005 have positioned us well for 2006. We continue to see macroeconomic data that reflects improved activity levels in our major end markets. Capital spending in the manufacturing and construction markets we served are improving but are still somewhat below the levels experienced in 1999 and 2000. We continue to focus on selling and marketing initiatives to increase market share, pricing and procurement initiatives to achieve margin expansion and cost containment as we drive to improve our operating performance for the balance remaining of 2006.
Critical Accounting Policies and Estimates
     During the first quarter of 2006, we adopted SFAS No. 123R which did not have a material impact on our financial position or results of operations and resulted in the reporting of $8.1 million excess tax benefit being classified as a financing cash inflow in the Consolidated Statements of Cash Flows for the three months ended March 31, 2006. There were no other significant changes to our Critical Accounting Policies and Estimates referenced in the 2005 Annual Report on Form 10-K.

Results of Operations
First Quarter of 2006 versus First Quarter of 2005
     The following table sets forth the percentage relationship to net sales of certain items in our condensed consolidated statements of income for the periods presented:

	Three Months Ended March 31,
	2006	2005

Net sales	100.0%	100.0%
Gross profit	20.0	18.7
Selling, general and administrative expenses	13.4	14.4
Depreciation and amortization	0.5	0.4

Income from operations	6.1	3.9
Interest expense	0.5	0.9
Loss on debt extinguishment	—	1.0
Other expense	0.4	0.3

Income before income taxes	5.2	1.7
Provision for income taxes	1.7	0.6

Net income	3.5%	1.1%

     Sales increases attributed to growth in our markets served and from the two acquisitions completed in 2005, along with positive impact from our cost improvement initiatives, contributed to improved financial results for the first three months of 2006. Net sales in the first quarter of 2006 totaled $1,265.5 million versus $990.9 million in the comparable period for 2005, an increase of $274.6 or 27.7% over the same period last year. First quarter 2006 sales from our acquisitions, both of which were completed in the third quarter of 2005, were $106.6 million. Favorable exchange rates accounted for approximately 1% of the higher sales. The remainder of the 2006 sales increase was the result of a combination of market and share growth, higher commodity prices, hurricane rebuilding activity, and an additional work day.
     Gross profit for the first quarter of 2006 was $253.1 million versus $185.2 million for the comparable period in 2005, and gross margin percentage of net sales was 20% in 2006 versus 18.7% in 2005. The increase was attributable primarily to the combination of continued margin improvement initiatives and the higher margins from the acquisitions completed in the second half of 2005.
     Selling, general and administrative (“SG&A”) expenses in the first quarter of 2006 totaled $169.9 million versus $142.7 million in last year’s comparable quarter. As a percentage of net sales, SG&A expenses were 13.4% in the first quarter of 2006 compared to 14.4% in the first quarter in 2005, reflecting the positive impact of cost containment initiatives and the leverage of higher sales volume.
     SG&A for payroll expenses for the first quarter of 2006 of $119.0 million increased by $21.2 million compared to the same quarter in 2005, of which $10.9 million resulted from the 2005 acquisitions. Of the remaining $10.3 million increase in payroll expenses, $6.8 million was from increased salaries and variable commissions and incentive compensation costs resulting from increased sales and related gross margins, $.9 million was from increased employee benefit costs, and $.9 million was from increased stock option expense ($.1 million attributable to the implementation of SFAS 123R).
     The remaining SG&A expenses for the first quarter of 2006 of $50.9 million increased by approximately $6.0 million compared to same quarter in 2005, primarily from increases of $5.6 million resulting from the 2005 acquisitions and $4.0 million in bad debt expense offset primarily by aa $2.6 million receipt of an insurance claim related to the reimbursement of litigation expenses associated with a legal matter settled in the fourth quarter of 2005 and $.7 million an adjustment in taxes not related to income.
     Depreciation and amortization for the first quarter of 2006 was $6.3 million versus $3.9 million in last year’s comparable quarter. Of the $2.3 million increase, $2.5 million is related to the two acquisitions in 2005 of which $1.9 million is due to the amortization expense of the intangible assets acquired and $0.6 million due to the depreciation of the fixed assets acquired.

     Interest expense totaled $6.4 million for the first quarter of 2006 versus $9.1 million in last year’s comparable quarter, a decrease of 30%. This decrease was due primarily to lower interest on debt in 2006 resulting from the redemption of the higher interest rate 2008 Notes, which were replaced with lower interest rates on both the 2017 Notes and the Debentures.
     On March 1, 2005, we redeemed $123.8 million in aggregate principal amount of our 2008 Notes and incurred a pretax loss of $10.1 million resulting from the payment of the call premium and the write-off of the unamortized original issue discount and debt issue costs.
     Other expense during the first quarter of 2006 increased to $5.1 million versus $2.0 million in 2005, reflecting costs associated with the Receivables Facility resulting from an increase in the average of the accounts receivable sold for the first quarter of 2006 to $382.6 million versus $263.8 million in last year’s comparable quarter and higher discount rates.
     Income tax expense totaled $21 million in the first quarter of 2006 and the effective tax rate was 32.1% compared to 34.7% in the same quarter in 2005. The current quarter’s effective tax rate differed from the statutory rate primarily as a result of the domestic tax benefit from foreign operations, and the domestic production activity deduction. The decrease in the effective tax rate in 2006 as compared to 2005 is primarily due to the benefit of foreign tax credits.
     For the first quarter of 2006, net income increased by $33.1 million to $44.5 million, or $0.86 per diluted share, compared with $11.3 million and $0.23 per diluted share for the first quarter of 2005. The increase in net income was primarily attributable to increased sales, decreases in the SG&A expenses as a percent of net sales, decreases in interest expense, the 2005 loss on debt extinguishment, a 2.6% reduction in the effective tax rate offset by increases in depreciation and amortization and other expense.
Liquidity and Capital Resources
     Total assets of $1.7 billion remained unchanged at March 31, 2006 and December 31, 2005. During the first quarter of 2006, total liabilities decreased $22.7 million to $1.1 billion. This decrease was due primarily to a decrease in accrued payroll and benefit costs of $16.4 million primarily from the payment in 2006 of the 2005 management incentive compensation and a decrease of $29.0 million in debt related to repayments related to the revolving credit facility and an increase of $10.0 million in other current liabilities.
     Our liquidity needs arise from working capital requirements, capital expenditures, acquisitions and debt service obligations. In addition, an acquisition agreement contains contingent consideration for the final acquisition payment which management has estimated will be $5 million paid between 2006 and 2008.
     We finance our operating and investing needs, as follows:
     Revolving Credit Facility
     The revolving credit facility matures in June 2010 and provides for an aggregate borrowing limit of up to $275 million. During the three months ended March 31, 2006, borrowings were $137.9 million and repayments were $166.9 million, with no outstanding balance at March 31, 2006, and, consequently, we were not subject to any covenants in the agreement governing the revolving credit facility.
     Mortgage Financing Facility
     In February 2003, we finalized a $51 million mortgage financing facility, $47.9 million of which was outstanding as of March 31, 2006. Borrowings under the mortgage financing are collateralized by 75 domestic properties and are subject to a 22-year amortization schedule with a balloon payment due at the end of the 10-year term. Interest rates on borrowings under this facility are fixed at 6.5%.
     Bruckner Note Payable
     Pursuant to the Bruckner purchase agreement and in accordance with the terms of a promissory note, the remaining payment of $20 million is due in June 2006.

     7.50% Senior Subordinated Notes due 2017
     At March 31, 2006, $150 million in aggregate principal amount of the 2017 Notes were outstanding. The 2017 Notes were issued by WESCO Distribution under an indenture dated as of September 27, 2005 with J.P. Morgan Trust Company, National Association, as trustee, and are unconditionally guaranteed on an unsecured basis by WESCO International. The 2017 Notes accrue interest at the rate of 7.50% per annum and are payable in cash semi-annually in arrears on each April 15 and October 15, commencing April 15, 2006.
     2.625% Convertible Senior Debentures due 2025
     At March 31, 2006, $150 million in aggregate principle amount of the Debentures was outstanding. The Debentures were issued by WESCO International under an indenture dated as of September 27, 2005 with J.P. Morgan Trust Company, National Association, as Trustee, and are unconditionally guaranteed on an unsecured senior subordinated basis by WESCO Distribution. The Debentures accrue interest at the rate of 2.625% per annum and are payable in cash semi-annually in arrears on each April 15 and October 15, commencing April 15, 2006. Beginning with the six-month interest period commencing October 15, 2010, we also will pay contingent interest in cash during any six-month interest period in which the trading price of the Debentures for each of the five trading days ending on the second trading day immediately preceding the first day of the applicable six-month interest period equals or exceeds 120% of the principal amount of the Debentures. During any interest period when contingent interest shall be payable, the contingent interest payable per $1,000 principal amount of Debentures will equal 0.25% of the average trading price of $1,000 principal amount of the Debentures during the five trading days immediately preceding the first day of the applicable six-month interest period. As defined in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities the contingent interest feature of the Debentures is an embedded derivate that is not considered clearly and closely related to the host contract. The contingent interest component had a nominal value at issuance and at March 31, 2006.
     The Debentures are convertible into cash and, in certain circumstances, shares of WESCO International, Inc.’s common stock, $0.01 par value, at any time on or after October 15, 2023, or prior to October 15, 2023 in certain circumstances. The Convertible Debentures will be convertible based on an initial conversion rate of 23.8872 shares of common stock per $1,000 principal amount of the Debentures (equivalent to an initial conversion price of approximately $41.86 per share). The conversion rate and the conversion price may be adjusted under certain circumstances.
     At any time on or after October 15, 2010, we may redeem all or a part of the Debentures at a redemption price equal to 100% of the principal amount of the Debentures plus accrued and unpaid interest (including contingent interest and additional interest, if any) to, but not including, the redemption date. Holders of Debentures may require us to repurchase all or a portion of their Debentures on October 15, 2010, October 15, 2015 and October 15, 2020 at a cash repurchase price equal to 100% of the principal amount of the Debentures, plus accrued and unpaid interest (including contingent interest and additional interest, if any) to, but not including, the repurchase date. If we undergo certain fundamental changes prior to maturity, holders of Debentures will have the right, at their option, to require us to repurchase for cash some or all of their Debentures at a repurchase price equal to 100% of the principal amount of the Debentures being repurchased, plus accrued and unpaid interest (including contingent interest and additional interest, if any) to, but not including, the repurchase date.
     Cash Flow
     Operating Activities-2006. Cash provided by operating activities for the first three months of 2006 totaled $32.5 million primarily as the result of net income of $44.5 million, adjusted for, among other items, depreciation and amortization of $6.3 million, stock-based compensation of $2.6 million and the reclassification of $8.1 million related to the excess tax benefit from stock-based compensation expense. Cash provided by operating activities in the first three months of 2006 included $13.3 million from prepaid expenses and other current assets including $7.8 million from foreign income taxes receivable; $3.4 million in accounts payable related to increased sales and inventory and $10.9 million from other current and noncurrent liabilities, including $4.3 million increase in accrued interest payable in April 2006 related to the 2017 Notes and Debentures, $1.9 million increase in bank overdrafts and $6.1 million increase in accrued income taxes. Cash used by operating activities in the first three months of 2006 included: $2.0 million reduction in the receivables facility; $17.3 million increase in trade and other receivables resulting from higher sales volume; $6.9 million increase in inventories to accommodate increased sales demand and $16.4 million reduction in accrued payroll and benefit costs primarily from $27.9 million of incentive compensation payments related to 2005 which was offset by $10.9 million increased accrued payroll and benefits costs; $17.3 million in trade and other receivables from $30.8 million increase in trade receivables related to increased sales and $14.0 million supplier volume rebates received in excess of the balance associated with the first quarter of 2006 and $6.9 million increase in inventories to accommodate increased sales demand.

     Operating Activities-2005. Cash provided by operating activities for the first three months of 2005 totaled $102.6 million as the result of net income of $11.4 million, adjusted for, among other items, $1.9 million related to the loss on debt extinguishment, $3.9 million of depreciation and amortization and $1.7 million of stock-based compensation. Cash provided by operating activities in the first three months of 2005 included: $90.5 million related to the receivables facility; $2.0 million related to inventories; $3.2 million related to prepaid and other current assets; $33.5 million related to accounts payable from increased inventory purchases related to increased sales and $2.8 million related to other current and noncurrent liabilities. Cash used in the first three months of 2005 for operating activities was for $31.9 million in trade and accounts receivable and $16.1 million for accrued payroll and benefit costs related to incentive compensation payments.
     Investing Activities. Net cash used in investing activities for the first quarter of 2006 and 2005 was $5.2 million and $3.7 million, respectively, of which capital expenditures were $4.2 million and $2.7 million, respectively, and expenditures of $1 million in 2006 and 2005 were made pursuant to the terms of an acquisition purchase agreement.
     Financing Activities. Net cash used by financing activities for the first quarter of 2006 and 2005 was $19.1 million and $114.4 million, respectively. During the first quarter of 2006, borrowings and repayments of debt included borrowings of $137.9 and repayments of $166.9 related to our revolving credit facility and repayments of $0.3 million related to our mortgage financing facility. During the first quarter of 2005, borrowings and repayments of debt included borrowings of $109 million and repayments of $108.2 million related to our revolving credit facility and the redemption of $123.8 million in aggregate principal amount of 2008 Notes.
     Contractual Cash Obligations and Other Commercial Commitments
     There have not been any material changes in our contractual obligations and other commercial commitments that would require an update to the disclosure provided in our 2005 Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
     Accounts Receivable Securitization Facility
     We maintain a Receivables Facility that had a total purchase commitment of $400 million as of March 31, 2006. The Receivables Facility has a term of three years and is subject to renewal in May 2008. Under the Receivables Facility, we sell, on a continuous basis, the undivided interest in all domestic accounts receivable to WESCO Receivables Corporation, a wholly owned special purpose entity (“SPE”). The SPE sells, without recourse, to a third-party conduit, all the eligible receivables while maintaining a subordinated interest, in the form of overcollateralization, in a portion of the receivables. We have agreed to continue servicing the sold receivables for the financial institution at market rates; accordingly, no servicing asset or liability has been recorded. As of March 31, 2006, $395 million in funding was outstanding under the Receivables Facility.
Inflation
     The rate of inflation affects different commodities and the cost of products purchased and ultimately the pricing of our different products and product classes. On an overall basis, our pricing related to inflation comprised an estimated $60 to $75 million of our sales growth for the three months ended March 31, 2006.
Seasonality
     Our operating results are not significantly affected by certain seasonal factors. Sales during the first quarter are generally less than 2% below the sales of the remaining three quarters due to reduced level of activity during the winter months of January and February. Sales increase beginning in March with slight fluctuations per month through December.
Impact of Recently Issued Accounting Standards
     In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154 (“SFAS 154”), Accounting Changes and Error Corrections, which changes the requirements for the accounting and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 eliminates the requirement to include the cumulative effect of changes in accounting principle in the income statement and instead requires that changes in accounting principle be retroactively applied. A change in accounting estimate continues to be accounted for in the period of change and future periods if necessary. A correction of an error continues to be reported by restating prior period financial statements. SFAS 154 is effective for us for accounting changes and correction of errors made on or after January 1, 2006. The adoption of SFAS 154 is not expected to have a material impact on WESCO’s financial position or results of operations.

Forward-Looking Statements
     From time to time in this report and in other written reports and oral statements, references are made to expectations regarding our future performance. When used in this context, the words “anticipates,” “plans,” “believes,” “estimates,” “intends,” “expects,” “projects,” “will” and similar expressions may identify forward-looking statements, although not all forward-looking statements contain such words. Such statements including, but not limited to, our statements regarding our business strategy, growth strategy, productivity and profitability enhancement, new product and service introductions and liquidity and capital resources are based on management’s beliefs, as well as on assumptions made by, and information currently available to, management, and involve various risks and uncertainties, certain of which are beyond our control. Our actual results could differ materially from those expressed in any forward-looking statement made by or on our behalf. In light of these risks and uncertainties there can be no assurance that the forward-looking information will in fact prove to be accurate. Factors that might cause actual results to differ from such forward-looking statements include, but are not limited to, an increase in competition, the amount of outstanding indebtedness, the availability of appropriate acquisition opportunities, availability of key products, functionality of information systems, international operating environments and other risks that are described in our Annual Report on Form 10-K for our fiscal year ended December 31, 2005, which is incorporated by reference herein, or other documents subsequently filed with the Securities and Exchange Commission. We have undertaken no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures about Market Risks
     There have not been any material changes to our exposures to market risk during the quarter ended March 31, 2006 that would require an update to the disclosures provided in our 2005 Annual Report on Form 10-K.
Item 4. Controls and Procedures
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
     Changes in Internal Control Over Financial Reporting
     During the first fiscal quarter of 2006, there were no changes in our internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
     From time to time, a number of lawsuits and claims have been or may be asserted against us relating to the conduct of our business, including routine litigation relating to commercial and employment matters. The outcome of any litigation cannot be predicted with certainty, and some lawsuits, may be determined adversely to us. However, management does not believe, based on information presently available, that the ultimate outcome of any such pending matters is likely to have a material adverse effect on our financial condition or liquidity, although the resolution in any quarter of one or more of these matters may have a material adverse effect on our results of operations for that period.
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
     Information relating to legal proceedings is included in Note 7, Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements and is incorporated herein by reference.
Item 6. Exhibits
     (a) Exhibits
     23.1 Consent of American Appraisal Associates, Inc.
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

WESCO International, Inc.

Date: May 8, 2006	/s/ Stephen A. Van Oss
Stephen A. Van Oss
Senior Vice President, Chief Financial and Administrative Officer