Form 10-Q
period 2006-06-30
WESCO INTERNATIONAL INC
filed 2006-08-04
CIK 929008

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Large accelerated filer ☑                         Accelerated filer ☐                         Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of July 31, 2006, WESCO International, Inc. had 48,934,414 shares common stock outstanding.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
Dollars in thousands, except share data	2006	2005

Assets

Current Assets:
Cash and cash equivalents	$37,823	$22,125
Trade accounts receivable, net of allowance for doubtful accounts of $13,951 and $12,609 in 2006 and 2005, respectively (Note 5)	386,189	315,594
Other accounts receivable	22,104	36,235
Inventories, net	536,249	500,798
Current deferred income taxes	15,384	13,399
Income taxes receivable	10,287	12,814
Prepaid expenses and other current assets	9,535	7,898

Total current assets	1,017,571	908,863

Property, buildings and equipment, net	104,373	103,083
Intangible assets, net (Note 6)	81,082	83,892
Goodwill (Note 6)	550,830	542,217
Other assets	12,078	13,104

Total assets	$1,765,934	$1,651,159

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$610,816	$572,467
Accrued payroll and benefit costs	37,120	51,220
Short-term debt related to revolving credit facility	—	14,500
Current portion of long-term debt	5,663	36,825
Deferred acquisition payable	4,632	2,680
Bank overdrafts	—	3,695
Other current liabilities	40,323	38,499

Total current liabilities	698,554	719,886

Long-term debt	349,122	352,232
Long-term deferred acquisition payable	—	4,346
Other noncurrent liabilities	11,337	9,507
Deferred income taxes	77,119	73,738

Total liabilities	1,136,132	1,159,709

Commitments and contingencies (Note 8)

Stockholders’ Equity:
Preferred stock, $.01 par value; 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 210,000,000 shares authorized, 53,111,942 and 51,790,725 shares issued in 2006 and 2005, respectively	531	518
Class B nonvoting convertible common stock, $.01 par value; 20,000,000 shares authorized, 4,339,431 issued in 2006 and 2005; no shares outstanding	43	43
Additional capital	749,158	707,407
Retained deficit	(68,704)	(168,332)
Treasury stock, at cost; 8,536,391 and 8,418,607 shares in 2006 and 2005, respectively	(67,769)	(61,821)
Accumulated other comprehensive income	16,543	13,635

Total stockholders’ equity	629,802	491,450

Total liabilities and stockholders’ equity	$1,765,934	$1,651,159

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In thousands, except share data	2006	2005	2006	2005

Net sales	$1,335,976	$1,062,060	$2,601,484	$2,052,931
Cost of goods sold (excluding depreciation and amortization below)	1,065,422	867,474	2,077,825	1,673,163

Gross profit	270,554	194,586	523,659	379,768

Selling, general and administrative expenses	169,512	141,987	339,410	284,668
Depreciation and amortization	6,314	3,684	12,596	7,623

Income from operations	94,728	48,915	171,653	87,477

Interest expense	5,613	6,849	12,006	15,974
Loss on debt extinguishment	—	—	—	10,051
Other expenses (Note 5)	6,264	3,004	11,323	5,019

Income before income taxes	82,851	39,062	148,324	56,433

Provision for income taxes	27,673	11,623	48,696	17,650

Net income	$55,178	$27,439	$99,628	$38,783

Earnings per share:
Basic:	$1.13	$0.58	$2.06	$0.83

Diluted	$1.05	$0.56	$1.91	$0.79

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
In thousands	2006	2005

Operating Activities:
Net income	$99,628	$38,783
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on debt extinguishment (excluding premium of $8,168 in 2005)	—	1,883
Depreciation and amortization	12,596	7,623
Accretion of original issue and amortization of purchase discounts	—	683
Amortization of debt issuance costs	1,122	539
Deferred income taxes	1,396	(1,594)
Amortization of gain on interest rate swap	—	(456)
Stock-based compensation expense	5,087	3,128
Loss (gain) on the sale of property, buildings and equipment	58	(32)
Excess tax benefit from stock-based compensation (Note 3)	(24,150)	—
Changes in assets and liabilities
Change in receivables facility	(17,000)	122,000
Trade and other receivables	(35,752)	(64,582)
Inventories	(32,750)	(3,594)
Prepaid expenses and other current assets	24,941	9,285
Accounts payable	35,441	39,428
Accrued payroll and benefit costs	(14,100)	(16,643)
Other current and noncurrent liabilities	3,049	(1,204)

Net cash provided by operating activities	59,566	135,247

Investing Activities:
Capital expenditures	(8,697)	(7,887)
Acquisition payments	(10,872)	(1,014)
Other investing activities	(545)	—

Net cash used by investing activities	(20,114)	(8,901)

Financing Activities:
Proceeds from issuance of long-term debt	215,904	147,400
Repayments of long-term debt	(265,543)	(297,331)
Debt issuance costs	(564)	(894)
Proceeds from the exercise of stock options	6,581	5,259
Excess tax benefit from stock-based compensation (Note 3)	24,150	—
Decrease in bank overdrafts	(3,695)	—
Payments on capital lease obligations	(570)	—

Net cash used by financing activities	(23,737)	(145,566)

Effect of exchange rate changes on cash and cash equivalents	(17)	(282)

Net change in cash and cash equivalents	15,698	(19,502)
Cash and cash equivalents at the beginning of period	22,125	34,523

Cash and cash equivalents at the end of period	$37,823	$15,021

Supplemental disclosures:
Non-cash investing activities:
Property, plant and equipment acquired through capital leases	945	—
Increase in deferred acquisition payable	500	—
Non-cash financing activities:
Decrease in fair value of outstanding interest rate swaps	—	228
The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. ORGANIZATION
     WESCO International, Inc. and its subsidiaries (collectively, “WESCO”), headquartered in Pittsburgh, Pennsylvania, are a full-line distributor of electrical supplies and equipment and are a provider of integrated supply procurement services with operations in the United States, Canada, Mexico, Puerto Rico, Guam, the United Kingdom, Nigeria, United Arab Emirates and Singapore. WESCO currently operates approximately 370 branch locations and seven distribution centers (five in the United States and two in Canada.)
2. ACCOUNTING POLICIES
     Basis of Presentation
     The unaudited condensed consolidated financial statements of WESCO have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in WESCO’s 2005 Annual Report on Form 10-K filed with the SEC. The December 31, 2005 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
     The unaudited condensed consolidated balance sheet as of June 30, 2006, the unaudited condensed consolidated statements of income for the three months and six months ended June 30, 2006 and 2005, respectively, and the unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2006 and 2005, respectively, in the opinion of management, have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair statement of the results of the interim periods. All adjustments reflected in the unaudited condensed consolidated financial statements are of a normal recurring nature unless indicated. Results for the interim periods presented are not necessarily indicative of the results to be expected for the full year.
     Recent Accounting Pronouncements
     In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) 154 (“SFAS 154”), Accounting Changes and Error Corrections, which changes the requirements for the accounting and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS 154 eliminates the requirement to include the cumulative effect of changes in accounting principle in the income statement and instead requires that changes in accounting principle be retroactively applied. A change in accounting estimate continues to be accounted for in the period of change and future periods if necessary. A correction of an error continues to be reported by restating prior period financial statements. SFAS 154 was effective for WESCO for accounting changes and correction of errors made on or after January 1, 2006. The adoption of SFAS 154 did not have a material impact on WESCO’s financial position or results of operations.
     In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets.-.an amendment of FASB Statement No. 140 (“SFAS 156”) which amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement clarifies when servicing rights should be separately accounted for, requires companies to account for separately recognized servicing rights initially at fair value, and gives companies the option of subsequently accounting for those servicing rights at either fair value or under the amortization method. SFAS 156 is effective for fiscal years beginning after September 15, 2006. Consistent with its requirements, WESCO will adopt SFAS 156 on January 1, 2007. WESCO is currently evaluating the effect that implementation of SFAS 156 will have on its financial position, results of operations and cash flows.
     In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). This statement clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. Consistent with its requirements, WESCO will adopt FIN 48 on January 1, 2007. WESCO is currently evaluating the effect that implementation of FIN 48 will have on its financial position, results of operations and cash flows.

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
     Beginning January 1, 2006, WESCO adopted the provisions of SFAS No. 123 (revised 2004) (“SFAS 123R”), Share-Based Payment and SEC Staff Accounting Bulletin No. 107 (“SAB 107”), Share-Based Payment, requiring the measurement and recognition of all stock-based compensation under the fair value method.
     During the year ended December 31, 2003, WESCO adopted the measurement provisions of SFAS No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation. Stock options awarded prior to 2003 were accounted for under the intrinsic value method (i.e. the difference between the market price on the exercise date and the price paid by the employee to exercise the options) under Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees. Beginning January 1, 2006, WESCO adopted SFAS 123R using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation cost, net of estimated forfeitures, over the service period for awards expected to vest. The fair value of stock-based awards is determined using the Black-Scholes valuation model, which is consistent with the valuation techniques previously utilized for stock-based awards in footnote disclosures required under SFAS 123. The forfeiture assumption is 5% per year and is based on WESCO’s historical employee behavior that is reviewed on an annual basis and no dividends are assumed.
     Prior to the adoption of SFAS 123R, WESCO presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS 123R requires the tax benefits resulting from deductions in excess of the compensation cost recognized for those options (“excess tax benefits”) to be classified as financing cash flows.
     WESCO recognized $2.5 million and $1.5 million of non-cash stock-based compensation expense, which is included in selling, general and administrative expenses, for the three months ended June 30, 2006 and 2005, respectively. WESCO recognized $5.1 million (including $0.1 million due to the adoption of SFAS 123R and related to the vesting in 2006 of options granted prior to January 1, 2003) and $3.2 million of non-cash stock-based compensation expense, which is included in selling, general and administrative expenses, for the six months ended June 30, 2006 and 2005, respectively.
     During the three months ended June 30, 2006 and 2005 and the six months ended June 30, 2006 and 2005, WESCO granted the following stock-settled appreciation rights at the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Stock-settled appreciation rights granted	—	3,700	3,482	3,700
Risk free interest rate	—	3.0%	4.2%	3.0%
Expected life	—	4 years	4 years	4 years
Expected volatility	—	59%	50%	59%

     As of June 30, 2006, there was $14.5 million of total unrecognized compensation expense related to non-vested stock-based compensation arrangements for all awards previously made. On July 1, 2006, WESCO granted 457,750 stock settled appreciation rights at the risk free interest rate of 4.8%, with an expected life of four years, expected volatility of 50% and no dividends resulting in an additional $12.7 million of unrecognized compensation expense. Including the stock-settled appreciation rights granted on July 1, 2006, there remains $27.2 million of unrecognized compensation expense of which approximately $6.7 million is expected to be recognized over the remainder of 2006, $11.8 million is expected to be recognized in 2007, $6.5 million in 2008 and $2.2 million in 2009.
     During the six months ended June 30, 2006 and 2005, the total intrinsic value of options exercised was $71.2 million and $11.5 million, respectively, and the total amount of cash received from the exercise of these options was $12.1 million and $5.4 million, respectively. The tax benefit recorded for tax deductions associated with stock-based compensation plans for the six months ended June 30, 2006 and 2005 totaled $24.2 million and $5.8 million, respectively, and was recorded as a credit to additional paid-in capital.
     The following table sets forth a summary of both stock options and stock appreciation rights and related information for the six months ended June 30, 2006:

		Weighted
		Average	Weighted Average
		Exercise	Remaining
	Awards	Price	Contractual Life
Outstanding at December 31, 2005	6,303,936	$14.02	5.9
Granted	3,482	52.33
Exercised	622,758	10.86
Forfeited	40,634	13.86

Outstanding at March 31, 2006	5,644,026	14.40	5.9

Exercisable at March 31, 2006	1,154,579	10.87	5.0
Unvested at March 31, 2006	4,489,447	15.31	6.1

Outstanding March 31, 2006	5,644,026	14.40	5.9

Granted	—	—	—
Exercised	730,416	10.07
Forfeited	15,866	31.22

Outstanding at June 30, 2006	4,897,744	14.99	5.9

Exercisable at June 30, 2006	1,270,663	10.73	4.8
Unvested at June 30, 2006	3,627,081	16.48	6.2

Outstanding at June 30, 2006	4,897,744	14.99	5.9

     As of June 30, 2006, the intrinsic value of awards exercisable and awards unvested was $74.0 million and $190.5 million, respectively.
     As of June 30, 2006, 4.7 million shares of common stock were reserved under the 1999 Long Term Incentive Plan for future equity award grants.
     The following table sets forth exercise prices for equity awards outstanding as of June 30, 2006:

			Weighted Average
	Awards	Awards	Remaining
Range of exercise price	Outstanding	Exercisable	Contractual Life
$0.00 - $10.00	1,944,565	796,711	5.6
$10.00 - $20.00	1,368,025	315,609	3.1
$20.00 - $30.00	698,983	158,343	8.3
$30.00 - $40.00	866,500	0	9.0
$40.00 - $50.00	17,139	0	9.4
$50.00 - $60.00	2,150	0	9.6
$60.00 - $70.00	382	0	9.7

	4,897,744	1,270,663	5.9

     For the three months ending June 30, 2005 and the six months ending June 30, 2005, WESCO’s pro forma net income and earnings per share would have been adjusted to the amounts indicated below to reflect the additional fair value compensation, net of tax, as if the fair-value based method of accounting for stock-based awards had been applied to all outstanding awards:

	Three Months	Six Months
	Ended June 30,	Ended June 30,
Dollars in thousands, except share amounts	2005	2005

Net income reported	$27,439	$38,783
Add: Stock-based compensation expense included in reported net income, net of related tax	1,002	2,045
Deduct: Stock based employee compensation expense determined under fair value based methods for all awards, net of related tax	1,093	2,262

Pro forma net income	$27,348	$38,566

Earnings per share:
Basic as reported	$0.58	$0.83
Basic pro forma	$0.58	$0.82
Diluted as reported	$0.56	$0.79
Diluted pro forma	$0.56	$0.79
4. EARNINGS PER SHARE
     The following table sets forth the details of basic and diluted earnings per share:

	Three Months Ended June 30,
Dollars in thousands, except per share amounts	2006	2005

Net income reported	$55,178	$27,439

Weighted average common shares outstanding used in computing basic earnings per share	48,634,470	46,982,017
Common shares issuable upon exercise of dilutive stock options	2,649,745	2,192,608
Common shares issuable from contingently convertible debentures (see note below for basis of calculation)	1,379,800	—

Weighted average common shares outstanding and common share equivalents used in computing diluted earnings per share	52,664,015	49,174,625

Earnings per share:
Basic	$1.13	$0.58
Diluted	$1.05	$0.56

	Six Months Ended June 30,
Dollars in thousands, except per share amounts	2006	2005

Net income reported	$99,628	$38,783

Weighted average common shares outstanding used in computing basic earnings per share	48,334,545	46,839,115
Common shares issuable upon exercise of dilutive stock options	2,654,046	2,254,776
Common shares issuable from contingently convertible debentures (see note below for basis of calculation)	1,135,721	—

Weighted average common shares outstanding and common share equivalents used in computing diluted earnings per share	52,124,312	49,093,891

Earnings per share:
Basic	$2.06	$0.83
Diluted	$1.91	$0.79

     Stock-settled stock appreciation rights to purchase 0.1 million and 0.8 million shares of common stock at a weighted average exercise price of $61.29 and $24.02 per share that were outstanding as of June 30, 2006 and 2005, respectively, were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the three- and six-month periods ending June 30, 2006 and 2005. In addition, to the extent that the average share price during the three-month or year-to-date periods ending June 30, 2006 exceeds the 2.625% Convertible Senior Debentures due 2025 (the “Debentures”) conversion price of $41.86 per share, an incremental number of up to 3,583,080 shares are to be included in determining diluted earnings per share using the treasury stock method of accounting as represented in the table below. Since the average stock price for the three-month and six-month periods ended June 30, 2006 was approximately $68 per share and $61 per share, respectively, 1,379,800 shares and 1,135,721 shares, respectively, underlying the Debentures were included in the diluted weighted average shares outstanding for the three-month and six-months periods ended June 30, 2006, under the treasury stock method of accounting, as required by the FASB Emerging Issues Task Force (“EITF”) Issue No. 90-19, Convertible Bonds with Issuer Option to Settle for Cash upon Conversion (“EITF 90-19”).
     Under EITF Issue No. 04-8 The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share, and EITF 90-19, and because of WESCO’s obligation to settle the par value of the Debentures in cash, WESCO is not required to include any shares underlying the Debentures in its diluted weighted average shares outstanding until the average stock price per share for the quarter exceeds the $41.86 conversion price and only to the extent of the additional shares WESCO may be required to issue in the event WESCO’s conversion obligation exceeds the principal amount of the Debentures converted. At such time, only the number of shares that would be issuable (under the “treasury stock” method of accounting for share dilution) will be included, which is based upon the amount by which the average stock price exceeds the conversion price. For the first $1 per share that WESCO’s average stock price exceeds the $41.86 conversion price of the Debentures, WESCO will include approximately 83,000 additional shares in WESCO’s diluted share count. For the second $1 per share that WESCO’s average stock price exceeds the $41.86 conversion price, WESCO will include approximately 80,000 additional shares, for a total of approximately 163,000 shares, in WESCO’s diluted share count, and so on, with the additional shares’ dilution decreasing for each $1 per share that WESCO’s average stock price exceeds $41.86 if the stock price rises further above $41.86 (see table, below).
“TREASURY STOCK” METHOD OF ACCOUNTING FOR SHARE DILUTION

Conversion Price:	$41.86
Number of Underlying Shares:	0 to 3,583,080
Principal Amount	$150,000,000

Formula:	Number of extra dilutive shares created = ((Stock Price * Underlying Shares) - Principal)/Stock Price

Condition:	Only applies when share price exceeds $41.86

			Include in	Share Dilution
Stock	Conversion	Price	Share	Per $1.00 Share
Price	Price	Difference	Count	Price Difference
$41.86	$41.86	$0	0	0
$42.86	$41.86	$1	83,313	83,313
$51.86	$41.86	$10	690,677	69,068
$61.86	$41.86	$20	1,158,249	57,912
$71.86	$41.86	$30	1,495,687	49,856
$81.86	$41.86	$40	1,750,683	43,767

Share dilution is limited to a maximum of 3,583,080 shares.
5. ACCOUNTS RECEIVABLE SECURITIZATION
     WESCO maintains an accounts receivable securitization program (the “Receivables Facility”) that had a total purchase commitment of $400 million as of June 30, 2006 and December 31, 2005. The Receivables Facility has a term of three years and is subject to renewal in May 2008. Under the Receivables Facility, WESCO sells, on a continuous basis, an undivided interest in all domestic accounts receivable to WESCO Receivables Corporation, a wholly owned, special purpose entity (“SPE”). The SPE sells, without recourse, to a third-party conduit all the eligible receivables while maintaining a subordinated interest, in the form of overcollateralization, in a portion of the receivables. WESCO has agreed to continue servicing the sold receivables for the financial institution at market rates; accordingly, no servicing asset or liability has been recorded.

     As of June 30, 2006 and December 31, 2005, accounts receivable eligible for securitization totaled approximately $531 million and $525 million, respectively, of which the subordinated retained interest was approximately $151 million and $128 million, respectively. Accordingly, approximately $380 million and $397 million of accounts receivable balances were removed from the consolidated balance sheets at June 30, 2006 and December 31, 2005, respectively. Costs associated with the Receivables Facility totaled $6.3 million and $3.0 million for the three months ended June 30, 2006 and June 30, 2005, respectively. Costs associated with the Receivables Facility totaled $11.3 million and $5.0 million for the six months ended June 30, 2006 and June 30, 2005, respectively. These amounts are recorded as other expenses in the consolidated statements of income and are primarily related to interest and the discount and loss on the sale of accounts receivables, partially offset by related servicing revenue.
     The key economic assumptions used to measure the retained interest at the date of the securitization for securitizations completed in 2006 were a discount rate of 4.8% and an estimated life of 1.5 months. At June 30, 2006, an immediate adverse change in the discount rate or estimated life of 10% and 20% would result in a reduction in the fair value of the retained interest of $0.3 million and $0.5 million, respectively. These sensitivities are hypothetical and should be used with caution. Changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this example, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another.
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
     The allocation of assets acquired and liabilities assumed for the 2005 acquisitions summarized below is preliminary, pending the completion of the restructuring plans related to these acquisitions.

	Fastec	Carlton-Bates
Dollars in thousands	Industrial Corp.	Company
Assets Acquired

Cash and equivalents	$281	$1,763
Trade accounts receivable	4,675	37,628
Inventories	11,944	40,709
Deferred income taxes short-term	—	1,861
Other accounts receivable	—	840
Prepaid expenses	161	762
Income taxes receivable	—	2,789
Property, buildings and equipment	2,168	5,159
Intangible assets	11,134	74,444
Goodwill	5,396	138,110

Total assets acquired	35,759	304,065

Liabilities Assumed

Accounts payable	2,663	16,901
Accrued and other current liabilities	767	8,599
Deferred income taxes long-term	—	19,607
Other noncurrent liabilities	—	136

Total liabilities assumed	3,430	45,243

Fair value of net assets acquired, including intangible assets	$32,329	$258,822

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
     Carlton-Bates operates as a traditional branch-based distributor and includes its LADD division, the sole U.S. distributor of engineered connecting devices for the industrial products division of Deutsch Company ECD. Carlton-Bates is a regional distributor of electrical and electronic components with a special emphasis on automation and electromechanical applications for the original equipment manufacturer markets. Carlton-Bates adds new capabilities for WESCO including new product categories, new supplier relationships, kitting and light assembly services for WESCO customers, sales opportunities resulting from value-added services.
     The purchase price allocation resulted in intangible assets of $74.4 million and goodwill of $138.1 million, of which $58.9 million is deductible for tax purposes. The intangible assets include customer relationships of $45.3 million amortized over a range of 13 to 19 years, distribution agreements of $12.0 million and non-compete agreements of $0.2 million, both of which are amortized over five years, and trademarks of $16.9 million. Trademarks have an indefinite life and are not being amortized. The intangible assets were valued by American Appraisal Associates, Inc., an independent appraiser. No residual value is estimated for these intangible assets.
     The operating results of Carlton-Bates have been included in WESCO’s consolidated financial statements since September 29, 2005. The following summary of the unaudited pro forma results of operations for the three months ended June 30, 2005 and six months ended June 30, 2005 is included below as if the acquisition occurred on the first day of 2005 and is not necessarily indicative of what WESCO’s results of operations would have been had Carlton-Bates been acquired at the beginning of the period. Seasonality of sales is not a significant factor to the pro forma combined results of operations.

	Three Months	Six Months
	Ended June 30,	Ended June 30,
Dollars in thousands, except per share amounts	2005	2005
Net Sales	$1,139,018	$2,205,043
Net Income	$29,141	$41,900
Earnings per common share:
Basis	$0.62	$0.89
Diluted	$0.59	$0.85
     A summary of preliminary restructuring activities for the three-month period ending June 30, 2006 is as follows:

	Preliminary
	Restructuring	Cash		Balance at
	Charges	Payments	Adjustments	June 30, 2006
Termination Benefits	$55,379	$30,214	$—	$25,165
Cost of closing redundant facilities	$2,253,732	$49,881	$—	$2,203,851
Other	$713,032	$435,937	$—	$277,095

Total	$3,022,143	$516,032	$—	$2,506,111

     Pursuant to EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” all restructuring charges related to the Carlton-Bates acquisition are recognized as a part of the purchase price allocation. The finalization of the restructuring plan, including any adjustments to the preliminary restructuring charges, will be completed by management during the three-month period ending September 30, 2006.

Acquisition of Fastec Industrial Corp.
     On July 29, 2005, WESCO acquired the assets and business of Fastec Industrial Corp. (“Fastec Industrial”). Fastec Industrial was a nationwide importer and distributor of industrial fasteners, cabinet and locking and latching products. The original purchase price WESCO paid was $28.7 million, net of $0.3 million cash acquired, and WESCO also issued a $3.0 million promissory note to consummate this acquisition. In accordance with the terms of the purchase, a net working capital valuation was performed subsequent to the closing date of the acquisition, resulting in an increase to the purchase price and the note payable in the amount of $0.3 million.
     The purchase price allocation resulted in intangible assets of $11.1 million and goodwill of $5.4 million, which is expected to be fully deductible for tax purposes. The intangible assets include customer relationships of $9.4 million, trademarks of $1.5 million and non-compete agreements of $0.2 million. Trademarks have an indefinite life and are not being amortized. Non-compete agreements are being amortized over five years and customer relationships over 15 years. The intangible assets were valued by American Appraisal Associates, Inc., an independent appraiser. No residual value is estimated for the intangible assets.
     The operating results of Fastec Industrial have been included in WESCO’s operating results since July 29, 2005. Pro forma comparative results of WESCO, assuming the acquisition of Fastec Industrial had been made at the beginning of fiscal 2005, would not have been materially different from the reported results or the pro forma results presented above.
Other Acquisition
     Another previously completed acquisition agreement contains contingent consideration for the final acquisition payment which management has estimated to be $5.0 million. During the three months ended June 30, 2006, $3.9 million was paid, with the estimated remaining $1.1 million is to be paid during 2007, and is reported as deferred acquisition payable.
7. EMPLOYEE BENEFIT PLANS
     A majority of WESCO’s employees are covered by defined contribution retirement savings plans for their services rendered subsequent to WESCO’s formation. For U.S. participants, WESCO will make contributions in an amount equal to 50% of the participant’s total monthly contributions up to a maximum of 6% of eligible compensation. For Canadian participants, WESCO will make contributions in an amount ranging from 1% to 7% of the participant’s eligible compensation based on years of continuous service. In addition, employer contributions may be made at the discretion of the Board of Directors and can be based on WESCO’s financial performance. For the six months ended June 30, 2006 WESCO contributed $14.4 million to all such plans. Contributions are made in cash to employee retirement savings plan accounts. Employees then have the option to transfer balances allocated to their accounts into any of the available investment options, including WESCO stock.
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
     As of March 3, 2006, the amount of accounts receivable due WESCO from Dana’s U.S. domestic entities was $10.9 million of which $10.6 million related to 2006 sales. WESCO has established a reserve in the amount of $2.0 million during the six-month period ended June 30, 2006 based on management’s evaluation of the collectibility of this balance.

9. COMPREHENSIVE INCOME
     The following table sets forth comprehensive income and its components:

	Three Months Ended
	June 30,
In thousands	2006	2005

Net income	$55,178	$27,439
Foreign currency translation adjustment	2,769	(249)

Comprehensive income	$57,947	$27,190

	Six Months Ended
	June 30,
In thousands	2006	2005

Net income	$99,628	$38,783
Foreign currency translation adjustment	2,908	(805)

Comprehensive income	$102,536	$37,978

10. INCOME TAXES
     The following table sets forth the reconciliation between the federal statutory income tax rate and the effective rate:

	Three Months Ended
	June 30,
	2006	2005

Federal statutory rate	35.0%	35.0%
State taxes, net of federal tax benefit	2.0	1.3
Nondeductible expenses	0.5	0.7
Domestic tax benefit from foreign operations	(2.0)	(1.9)
Foreign tax rate differences(1)	(2.2)	(2.8)
Federal tax credits(2)	—	(2.5)
Domestic production activity deduction	(0.1)	—
Other	0.2	—

	33.4%	29.8%

	Six Months Ended
	June 30,
	2006	2005

Federal statutory rate	35.0%	35.0%
State taxes, net of federal tax benefit	2.3	1.5
Nondeductible expenses	0.4	0.7
Domestic tax benefit from foreign operations	(2.4)	(1.4)
Foreign tax rate differences(1)	(2.5)	(2.8)
Federal tax credits(2)	—	(1.7)
Domestic production activity deduction	(0.1)	—
Other	0.1	—

	32.8%	31.3%

(1)	Includes a benefit of $2.2 million and $1.1 million for the three months ended June 30, 2006 and 2005, respectively, and $4.4 million and $1.6 million for the six months ended June 30, 2006 and 2005, respectively, from the recapitalization of our Canadian operations.

(2)	Represents a benefit of $1 million for the three and six months ended June 30, 2005 from research and development credits.

11. OTHER FINANCIAL INFORMATION (Unaudited)
     WESCO Distribution, Inc. (“WESCO Distribution”) has issued $150 million in aggregate principal amount of 7.50% Senior Subordinated Notes due 2017 (the “2017 Notes”). The 2017 Notes are fully and unconditionally guaranteed by WESCO International, Inc. (“WESCO International”) on a subordinated basis to all existing and future senior indebtedness of WESCO International. Pursuant to an Exchange and Registration Rights Agreement with respect to the 2017 Notes and WESCO International’s guarantee of the 2017 Notes (the “2017 Notes Guarantee”), WESCO International and WESCO Distribution filed a registration statement with the Securities and Exchange Commission to register an exchange enabling holders of the 2017 Notes to exchange the 2017 Notes and 2017 Notes Guarantee for publicly registered senior subordinated notes, and a similar unconditional guarantee of those notes by WESCO International, with substantially identical terms (except for terms relating to additional interest and transfer restrictions). All of the original $150 million in aggregate principal amount of the 2017 Notes were exchanged in the exchange offer. WESCO International and WESCO Distribution completed the exchange offer on July 12, 2006.
     WESCO International has issued $150 million in aggregate principal amount of Debentures. The Debentures are fully and unconditionally guaranteed by WESCO Distribution on a senior subordinated basis to all existing and future senior indebtedness of WESCO Distribution. Pursuant to a Registration Rights Agreement, with respect to the Debentures, WESCO Distribution’s guarantee of the Debentures (the “Debentures Guarantee”) and the common stock of WESCO International into which the Debentures are convertible (the “Conversion Shares”), WESCO Distribution and WESCO International filed a resale shelf registration statement to register the Debentures, the Debentures Guarantee and the Conversion Shares. The resale shelf registration statement became effective on June 23, 2006.
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
     Condensed consolidating financial information for WESCO International, WESCO Distribution and the non-guarantor subsidiaries are as follows:

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS

	June 30, 2006
	(In thousands)
	WESCO			Consolidating and
	International,	WESCO	Non-Guarantor	Eliminating
	Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Cash and cash equivalents	$2	$10,100	$27,721	$—	$37,823
Trade accounts receivable	—	—	386,189	—	386,189
Inventories	—	405,664	130,585	—	536,249
Other current assets	5	35,428	33,217	(11,340)	57,310

Total current assets	7	451,192	577,712	(11,340)	1,017,571
Intercompany receivables, net	—	(437,731)	432,408	5,323	—
Property, buildings and equipment, net	—	33,416	70,957	—	104,373
Intangible assets, net	—	11,765	69,317		81,082
Goodwill and other intangibles, net	—	374,000	177,374	—	551,374
Investments in affiliates and other noncurrent assets	774,473	1,109,477	2,849	(1,874,721)	12,078

Total assets	$774,480	$1,542,119	$1,330,617	$(1,880,738)	$1,766,478

Accounts payable	$—	$491,309	$119,507	$—	$610,816
Other current liabilities	—	62,743	36,879	(11,340)	88,282

Total current liabilities	—	554,052	156,386	(11,340)	699,098
Intercompany payables, net	(5,323)	—	—	5,323	—
Long-term debt	150,000	152,841	46,281	—	349,122
Other noncurrent liabilities	—	64,570	23,886	—	88,456
Stockholders’ equity	629,803	770,656	1,104,064	(1,874,721)	629,802

Total liabilities and stockholders’ equity	$774,480	$1,542,119	$1,330,617	$(1,880,738)	$1,766,478

	December 31, 2005
	(In thousands)
	WESCO			Consolidating and
	International,	WESCO	Non-Guarantor	Eliminating
	Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Cash and cash equivalents	$	$18,088	$4,037	$—	$22,125
Trade accounts receivable	—	—	315,594	—	315,594
Inventories	—	380,227	120,571	—	500,798
Other current assets	—	40,049	50,971	(20,674)	70,346

Total current assets	—	438,364	491,173	(20,674)	908,863
Intercompany receivables, net	—	(161,534)	206,253	(44,719)	—
Property, buildings and equipment, net	—	31,712	71,371	—	103,083
Intangible assets, net	—	11,140	72,752	—	83,892
Goodwill and other intangibles, net	—	374,000	168,217	—	542,217
Investments in affiliates and other noncurrent assets	686,169	806,818	3,045	(1,482,928)	13,104

Total assets	$686,169	$1,500,500	$1,012,811	$(1,548,321)	$1,651,159

Accounts payable	$—	$453,101	$119,366	$—	$572,467
Short-term debt	—	14,500	—	—	14,500
Other current liabilities	—	133,478	20,115	(20,674)	132,919

Total current liabilities	—	601,079	139,481	(20,674)	719,886
Intercompany payables, net	44,719	—	—	(44,719)	—
Long-term debt	150,000	154,024	48,208	—	352,232
Other noncurrent liabilities	—	63,491	24,100	—	87,591
Stockholders’ equity	491,450	681,906	801,022	(1,482,928)	491,450

Total liabilities and stockholders’ equity	$686,169	$1,500,500	$1,012,811	$(1,548,321)	$1,651,159

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Three Months Ended June 30, 2006
	(In thousands)
				Consolidating
	WESCO			and
	International,	WESCO	Non-Guarantor	Eliminating
	Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Net sales	$—	$1,055,483	$280,493	$—	$1,335,976
Cost of goods sold	—	853,702	211,720	—	1,065,422
Selling, general and administrative expenses	1	150,657	18,854	—	169,512
Depreciation and amortization	—	3,281	3,033	—	6,314
Results of affiliates’ operations	48,078	38,314	—	(86,392)	—
Interest expense (income), net	(9,972)	9,766	5,819	—	5,613
Loss on debt extinguishment	—	—	—	—	—
Other (income) expense	—	13,469	(7,205)	—	6,264
Provision for income taxes	2,871	14,844	9,958	—	27,673

Net income	$55,178	$48,078	$38,314	$(86,392)	$55,178

	Three Months Ended June 30, 2005
	(In thousands)
				Consolidating
	WESCO			and
	International,	WESCO	Non-Guarantor	Eliminating
	Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Net sales	$—	$896,323	$165,737	$—	$1,062,060
Cost of goods sold	—	733,515	133,959	—	867,474
Selling, general and administrative expenses	2	122,648	19,337	—	141,987
Depreciation and amortization	—	3,006	678	—	3,684
Results of affiliates’ operations	23,001	6,874	—	(29,875)	—
Interest expense (income), net	(5,699)	10,347	2,201	—	6,849
Other (income) expense	—	8,832	(5,828)	—	3,004
Provision for income taxes	1,259	1,848	8,516	—	11,623

Net income	$27,439	$23,001	$6,874	$(29,875)	$27,439

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Six Months Ended June 30, 2006
	(In thousands)
				Consolidating
	WESCO			and
	International,	WESCO	Non-Guarantor	Eliminating
	Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Net sales	$—	$2,037,428	$564,056	$—	$2,601,484
Cost of goods sold	—	1,646,917	430,908	—	2,077,825
Selling, general and administrative expenses	3	280,978	58,429	—	339,410
Depreciation and amortization	—	6,623	5,973	—	12,596
Results of affiliates’ operations	85,846	52,740	—	(138,586)	—
Interest expense (income), net	(18,888)	19,727	11,167	—	12,006
Loss on debt extinguishment	—	—	—	—	—
Other (income) expense	—	26,477	(15,154)	—	11,323
Provision for income taxes	5,103	23,600	19,993	—	48,696

Net income	$99,628	$85,846	$52,740	$(138,586)	$99,628

	Six Months Ended June 30, 2005
	(In thousands)
				Consolidating
	WESCO			and
	International,	WESCO	Non-Guarantor	Eliminating
	Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Net sales	$—	$1,732,732	$320,199	$—	$2,052,931
Cost of goods sold	—	1,415,452	257,711	—	1,673,163
Selling, general and administrative expenses	3	245,848	38,817	—	284,668
Depreciation and amortization	—	6,257	1,366	—	7,623
Results of affiliates’ operations	30,902	21,113	—	(52,015)	—
Interest expense (income), net	(10,998)	22,547	4,425	—	15,974
Loss on debt extinguishment	—	10,051	—	—	10,051
Other (income) expense	—	17,556	(12,537)	—	5,019
Provision for income taxes	3,114	5,232	9,304	—	17,650

Net income	$38,783	$30,902	$21,113	$(52,015)	$38,783

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2006
	(In thousands)
				Consolidating
	WESCO			and
	International,	WESCO	Non-Guarantor	Eliminating
	Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Net cash provided by operating activities	$19,313	$5,438	$34,815	$—	$59,566
Investing activities:
Capital expenditures	—	(7,417)	(1,280)		(8,697)
Acquisition payments	—	(5,372)	(5,500)	—	(10,872)
Other		(545)			(545)

Net cash used by investing activities	—	(13,334)	(6,780)	—	(20,114)

Financing activities:
Net borrowings (repayments)	(50,042)	1,042	(639)	—	(49,639)
Equity transactions	30,731	—	—	—	30,731
Other	—	(1,134)	(3,695)	—	(4,829)

Net cash used by financing activities	(19,311)	(92)	(4,334)	—	(23,737)

Effect of exchange rate changes on cash and cash equivalents	—	—	(17)	—	(17)
Net change in cash and cash equivalents	2	(7,988)	23,684	—	15,698
Cash and cash equivalents at the beginning of year	—	18,088	4,037	—	22,125

Cash and cash equivalents at the end of period	$2	$10,100	$27,721	$—	$37,823

	Six Months Ended June 30, 2005
	(In thousands)
				Consolidating
	WESCO			and
	International,	WESCO	Non-Guarantor	Eliminating
	Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Net cash provided (used) by operating activities	$16,834	$125,985	$(7,572)	$—	$135,247
Investing activities:
Capital expenditures	—	(7,547)	(340)	—	(7,887)
Acquisition payments	—	(1,014)	—	—	(1,014)

Net cash used by investing activities	—	(8,561)	(340)	—	(8,901)
Financing activities:
Net repayments	(22,091)	(127,246)	(594)	—	(149,931)
Equity transactions	5,259	—	—	—	5,259
Debt issuance costs	—	(506)	(388)	—	(894)

Net cash used by financing activities	(16,832)	(127,752)	(982)	—	(145,566)

Effect of exchange rate changes on cash and cash equivalents	—	—	(282)	—	(282)
Net change in cash and cash equivalents	2	(10,328)	(9,176)	—	(19,502)
Cash and cash equivalents at the beginning of year	1	15,974	18,548	—	34,523

Cash and cash equivalents at the end of period	$3	$5,646	$9,372	$—	$15,021

12. SUBSEQUENT EVENTS
     On July 1, 2006, WESCO granted 457,750 stock-settled stock appreciation rights at an exercise price of $69.00.
     On July 12, 2006, WESCO International and WESCO Distribution completed their exchange offer relating to the 2017 Notes and the guarantee of the 2017 Notes by WESCO International. All of the original $150 million in aggregate principal amount of the 2017 Notes were exchanged in the exchange offer.

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
Company Overview
     We are a full-line distributor of electrical supplies and equipment and a provider of integrated supply procurement services. WESCO has more than 370 full service branches and seven distribution centers located in the United States, Canada, Mexico, Puerto Rico, Guam, the United Kingdom, Nigeria, United Arab Emirates and Singapore. We serve over 100,000 customers worldwide, offering over 1,000,000 products from over 24,000 suppliers. Our diverse customer base includes a wide variety of industrial companies; contractors for industrial, commercial and residential projects; utility companies, and commercial, institutional and governmental customers. Approximately 87% of our net sales are generated from operations in the U.S., 11% from Canada and the remainder from other countries.
     Sales increases attributed to growth in our served markets and from the two acquisitions completed in 2005, along with positive impact from our productivity initiatives, contributed to improved financial results for the first six months of 2006. Sales increased $548.6 million, or 26.7%, over the same period last year. Gross margin was 20.1% and 18.5% for the first six months of 2006 and 2005, respectively. During the first six months of 2006, sales from our acquisitions, both of which were completed in the third quarter of 2005, were $214 million in the aggregate and accounted for 10.4% of the improved sales versus 2005. Favorable exchange rates accounted for approximately 1% of the higher revenues. The remainder of the 2006 sales increase was the result of a combination of market and share growth, higher commodity prices, hurricane rebuilding activity, and an additional workday. Operating income improved by $84.2 million, or 96%, with $24.8 million of the increase attributed to our 2005 acquisitions compared with last year’s similar period. Operating income improvement was due mainly to sales growth, gross margin expansion, acquisitions and cost containment. The net income for the six months ending June 30, 2006 and 2005 was $99.6 million and $38.8 million, respectively.
Cash Flow
     We generated $59.6 million in operating cash flow for the first six months of 2006. Included in this amount was a $17 million reduction in the amount outstanding under our Receivables Facility, whereby we sell, on a continuous basis, an undivided interest in all domestic accounts receivable to WESCO Receivables Corp., a wholly owned, special purpose entity. Investing activities in the first six months of 2006 included $8.7 million in capital expenditures and acquisition payments of $10.9 million. Financing activities during the first six months of 2006 consisted of borrowings of $215.9 million related to our revolving credit facility and repayments of $244.9 million related to our revolving credit facility, $20 million related to the Bruckner Note Payable and $0.6 million related our mortgage financing facility.
Financing Availability
     As of June 30, 2006, we had approximately $275 million in available borrowing capacity under our revolving credit facility, of which $225 million is the U.S. sub-facility borrowing limit and $50 million is the Canadian sub-facility borrowing limit.
Outlook
     We believe that acquisitions and improvements in operations and our capital structure made in 2005 have positioned us well for 2006. We continue to see macroeconomic data that reflects good activity levels in our major end markets. We continue to focus on selling and marketing initiatives to increase market share and pricing and procurement initiatives to achieve margin expansion and cost containment as we drive towards continued improvement in our operating performance for the second half of 2006.

Critical Accounting Policies and Estimates
     During the first quarter of 2006, we adopted Statement of Financial Accounting Standard No. 123 (revised 2004) (“SFAS 123R”) Share-Based Payment which did not have a material impact on our financial position or results of operations and resulted in the reporting of $24.2 million excess tax benefit being classified as a financing cash inflow in the Consolidated Statements of Cash Flows for the six months ended June 30, 2006. There were no other significant changes to our Critical Accounting Policies and Estimates referenced in the 2005 Annual Report on Form 10-K.
Results of Operations
Second Quarter of 2006 versus Second Quarter of 2005
     The following table sets forth the percentage relationship to net sales of certain items in our condensed consolidated statements of income for the periods presented:

	Three Months Ended June 30,
	2006	2005
Net sales	100.0%	100.0%
Gross profit	20.3	18.3
Selling, general and administrative expenses	12.7	13.4
Depreciation and amortization	0.5	0.3

Income from operations	7.1	4.6
Interest expense	0.4	0.6
Other expense	0.5	0.3

Income before income taxes	6.2	3.7
Provision for income taxes	2.1	1.1

Net income	4.1%	2.6%

     Sales increases attributed to growth in our markets served and from the two acquisitions completed in 2005, along with positive impact from gross margin improvements and our cost improvement initiatives, contributed to improved financial results for the second quarter of 2006. Net sales in the second quarter of 2006 totaled $1,336 million versus $1,062.1 million in the comparable period for 2005, an increase of $274 million or 25.8% over the same period last year. Second quarter 2006 sales from our acquisitions, both of which were completed in the third quarter of 2005, were $107.4 million. Favorable exchange rates accounted for approximately 1% of the higher sales. The remainder of the 2006 sales increase was the result of a combination of market and share growth and higher commodity prices.
     Gross profit for the second quarter of 2006 was $270.6 million versus $194.6 million for the comparable period in 2005, and gross margin percentage of net sales was 20.3% in 2006 versus 18.3% in 2005. The increase was attributable primarily to the combination of continued margin improvement initiatives and the higher margins from the acquisitions completed in the second half of 2005.
     Selling, general and administrative (“SG&A”) expenses in the second quarter of 2006 totaled $169.6 million versus $142 million in last year’s comparable quarter. As a percentage of net sales, SG&A expenses were 12.7% in the second quarter of 2006 compared to 13.4% in the second quarter in 2005, reflecting the positive impact of cost containment initiatives and the leverage of higher sales volume.
     SG&A payroll expenses for the second quarter of 2006 of $120.1 million increased by $25.6 million compared to the same quarter in 2005, of which $11.6 million resulted from the 2005 acquisitions. Of the remaining $14 million increase in payroll expenses, $10 million was from increased salaries and variable commissions and incentive compensation costs resulting from increased sales and related gross margins, $1.1 million was from increased employee benefit costs, and $1 million was from increased stock option expense.
     The remaining SG&A expenses for the second quarter of 2006 of $49.5 million increased by approximately $1.9 million compared to same quarter in 2005, primarily from increases of $5.2 million resulting from the 2005 acquisitions. This increase was offset by a reduction in bad debts primarily due to a $2 million reversal of the $4 million in bad debt expense incurred in the first quarter related to the write-down of accounts receivables from a major customer which filed for bankruptcy.
     Depreciation and amortization for the second quarter of 2006 was $6.3 million versus $3.7 million in last year’s comparable quarter. Of the $2.6 million increase, $2.5 million is related to the two acquisitions in 2005, of which $1.9 million is due to the amortization expense of the intangible assets acquired and $0.6 million is due to the depreciation of the fixed assets acquired.

     Interest expense totaled $5.6 million for the second quarter of 2006 versus $6.8 million in last year’s comparable quarter, a decrease of 18%. This decrease was due primarily to lower interest on debt in 2006 resulting from the redemption of higher interest rate notes, which were replaced with lower interest rates on both the 2017 Notes and the Debentures.
     Other expense during the second quarter of 2006 increased to $6.3 million versus $3 million in 2005, reflecting costs associated with the Receivables Facility resulting from an increase in the average of the accounts receivable sold for the second quarter of 2006 to $389.7 million versus $317.4 million in last year’s comparable quarter and higher discount rates.
     Income tax expense totaled $27.7 million in the second quarter of 2006 and the effective tax rate was 33.4% compared to 29.8% in the same quarter in 2005. The current quarter’s effective tax rate differed from the statutory rate primarily as a result of the domestic tax benefit from foreign operations, and the domestic production activity deduction. The increase in the effective tax rate in 2006 as compared to 2005 is primarily due to the benefit in 2005 from research and development credits.
     For the second quarter of 2006, net income increased by $27.7 million to $55.2 million, or $1.05 per diluted share, compared with $27.4 million and $0.56 per diluted share for the second quarter of 2005. The increase in net income was primarily attributable to increased sales, gross margin expansion, decreases in the SG&A expenses as a percent of net sales, decrease in interest expense and increases in depreciation and amortization and other expense and an increase in the effective tax rate of 3.6%.
Six Months Ended June 30, 2006 versus Six Months Ended June 30, 2005
     The following table sets forth the percentage relationship to net sales of certain items in our condensed consolidated statements of income for the periods presented:

	Six Months Ended June 30,
	2006	2005
Net sales	100.0%	100.0%
Gross profit	20.1	18.5
Selling, general and administrative expenses	13.0	13.9
Depreciation and amortization	0.5	0.4

Income from operations	6.6	4.2
Interest expense	0.5	0.8
Loss on debt extinguishment	—	0.5
Other expense	0.4	0.2

Income before income taxes	5.7	2.7
Provision for income taxes	1.9	0.8

Net income	3.8%	1.9%

     Sales increases attributed to growth in our markets served and from the two acquisitions completed in 2005, along with positive impact from gross margin improvements and our cost improvement initiatives, contributed to improved financial results for the first six months of 2006. Net sales in the first six months of 2006 totaled $2,601.5 million versus $2,052.9 million in the comparable period for 2005, an increase of $548.6 million, or 26.7%, over the same period last year. First six months 2006 sales from our acquisitions, both of which were completed in the third quarter of 2005, were $214 million in the aggregate. Favorable exchange rates accounted for approximately 1% of the higher sales. The remainder of the 2006 sales increase was the result of a combination of market and share growth, higher commodity prices, hurricane rebuilding activity, and an additional workday.
     Gross profit for the first six months of 2006 was $523.7 million versus $379.8 million for the comparable period in 2005, and gross margin percentage of net sales was 20.1% in 2006 versus 18.5% in 2005. The increase was attributable primarily to the combination of continued margin improvement initiatives and the higher margins from the acquisitions completed in the second half of 2005.
     SG&A expenses in the first six months of 2006 totaled $339.4 million versus $284.7 million in last year’s comparable period. As a percentage of net sales, SG&A expenses were 13% in the first six months of 2006 compared to 13.9% in the second six months of 2005, reflecting the positive impact of cost containment initiatives and the leverage of higher sales volume.

     SG&A payroll expenses for the first six months of 2006 of $239 million increased by $46.8 million compared to the same period in 2005, of which $22.5 million resulted from the 2005 acquisitions. Of the remaining $24.3 million increase in payroll expenses, $17.3 million was from increased salaries and variable commissions and incentive compensation costs resulting from increased sales and related gross margins, $2.0 million was from increased employee benefit costs, and $1.9 million was from increased stock option expense ($.1 million attributable to the implementation of SFAS 123R).
     The remaining SG&A expenses for the first six months of 2006 of $100.4 million increased by approximately $7.9 million compared to same period in 2005, primarily from increases of $10.8 million resulting from the 2005 acquisitions and $2 million in bad debt expense related to the write-down of accounts receivables from a major customer which filed for bankruptcy. This increase was offset primarily by a $2.6 million receipt of an insurance claim related to the reimbursement of litigation expenses associated with a legal matter settled in the fourth quarter of 2005 and $.7 million due to an adjustment in taxes not related to income.
     Depreciation and amortization for first six months of 2006 was $12.6 million versus $7.6 million in last year’s comparable period. Of the $5 million increase, $4.9 million is related to the two acquisitions in 2005, of which $3.7 million is due to the amortization expense of the intangible assets acquired and $1.2 million is due to the depreciation of the fixed assets acquired.
     Interest expense totaled $12 million for the first six months of 2006 versus $16 million in last year’s comparable period, a decrease of 25%. This decrease was due primarily to lower interest on debt in 2006 resulting from the redemption of higher interest rate notes, which were replaced with lower interest rates on both the 2017 Notes and the Debentures.
     On March 1, 2005, we redeemed $123.8 million in aggregate principal amount of our 2008 Notes and incurred a pretax loss of $10.1 million resulting from the payment of the call premium and the write-off of the unamortized original issue discount and debt issue costs.
     Other expense during the first six months of 2006 increased to $11.3 million versus $5 million in 2005, reflecting costs associated with the Receivables Facility resulting from an increase in the average of the accounts receivable sold for the first six months of 2006 to $386.2 million versus $289.2 million in last year’s comparable period and higher discount rates.
     Income tax expense totaled $48.7 million in the first six months of 2006, and the effective tax rate was 32.8% compared to 31.3% in the same period in 2005. The current period’s effective tax rate differed from the statutory rate primarily as a result of the domestic tax benefit from foreign operations, and the domestic production activity deduction. The increase in the effective tax rate in 2006 as compared to 2005 is primarily due to the benefit in 2005 from research and development credits.
     For the first six months of 2006, net income increased by $60.8 million to $99.6 million, or $1.91 per diluted share, compared with $38.8 million and $0.79 per diluted share for the first six months of 2005. The increase in net income was primarily attributable to increased sales, gross margin expansion, decreases in the SG&A expenses as a percent of net sales, decrease in interest expense, the 2005 loss on debt extinguishment and increases in depreciation and amortization and other expense and an increase in the effective tax rate of 1.5%.
Liquidity and Capital Resources
     Total assets at June 30, 2006 and December 31, 2005 were $1.8 billion and $1.7 billion, respectively. During the first six months of 2006, total liabilities decreased by $23 million to $1.1 billion. This decrease was due primarily to a reduction in accrued payroll and benefit costs of $14.1 million primarily from the payment in 2006 of the 2005 management incentive compensation and a reduction of $28.5 million in debt related to repayments related to the revolving credit facility and an increase of $38.3 million in accounts payable related to increased sales and inventory.
     Our liquidity needs arise from working capital requirements, capital expenditures, acquisitions and debt service obligations. In addition, an acquisition agreement to which we are a party contains contingent consideration for the final acquisition payment which management has estimated will be $1.1 million and paid in 2007 and is included in the current portion of deferred acquisition payable of $4.6 million at June 30, 2006.

     We finance our operating and investing needs, as follows:
     Revolving Credit Facility
     The revolving credit facility matures in June 2010 and provides for an aggregate borrowing limit of up to $275 million. During the six months ended June 30, 2006, borrowings were $215.9 million and repayments were $244.9 million, with no outstanding balance at June 30, 2006, and, consequently, we were not subject to any covenants in the agreement governing the revolving credit facility.
     Mortgage Financing Facility
     In February 2003, we finalized a $51 million mortgage financing facility, $47.6 million of which was outstanding as of June 30, 2006. Borrowings under the mortgage financing are collateralized by 75 domestic properties and are subject to a 22-year amortization schedule with a balloon payment due at the end of the 10-year term. Interest rates on borrowings under this facility are fixed at 6.5%.
     Bruckner Note Payable
     Pursuant to the Bruckner purchase agreement and in accordance with the terms of a promissory note, the remaining payment of $20 million was paid in June 2006.
     7.50% Senior Subordinated Notes due 2017
     At June 30, 2006, $150 million in aggregate principal amount of the 2017 Notes were outstanding. The 2017 Notes were issued by WESCO Distribution under an indenture dated as of September 27, 2005 with J.P. Morgan Trust Company, National Association, as trustee, and are unconditionally guaranteed on an unsecured basis by WESCO International. The 2017 Notes accrue interest at the rate of 7.50% per annum and are payable in cash semi-annually in arrears on each April 15 and October 15, commencing April 15, 2006.
     2.625% Convertible Senior Debentures due 2025
     At June 30, 2006, $150 million in aggregate principle amount of the Debentures was outstanding. The Debentures were issued by WESCO International under an indenture dated as of September 27, 2005 with J.P. Morgan Trust Company, National Association, as Trustee, and are unconditionally guaranteed on an unsecured senior subordinated basis by WESCO Distribution. The Debentures accrue interest at the rate of 2.625% per annum and are payable in cash semi-annually in arrears on each April 15 and October 15, commencing April 15, 2006. Beginning with the six-month interest period commencing October 15, 2010, we also will pay contingent interest in cash during any six-month interest period in which the trading price of the Debentures for each of the five trading days ending on the second trading day immediately preceding the first day of the applicable six-month interest period equals or exceeds 120% of the principal amount of the Debentures. During any interest period when contingent interest shall be payable, the contingent interest payable per $1,000 principal amount of Debentures will equal 0.25% of the average trading price of $1,000 principal amount of the Debentures during the five trading days immediately preceding the first day of the applicable six-month interest period. As defined in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities the contingent interest feature of the Debentures is an embedded derivate that is not considered clearly and closely related to the host contract. The contingent interest component had a nominal value at issuance and at June 30, 2006.
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

Cash Flow
     Operating Activities–2006. Cash provided by operating activities for the first six months of 2006 totaled $59.6 million primarily as the result of net income of $99.6 million, adjusted for, among other items, depreciation and amortization of $12.6 million of which $4.9 million is related to two acquisitions in the second half of 2005, stock-based compensation of $5.1 million and the reclassification of $24.2 million related to the excess tax benefit from stock-based compensation expense. Cash provided by operating activities in the first six months of 2006 included $24.9 million from prepaid expenses and other current assets including $2.5 million from foreign income taxes receivable and $35.4 million in accounts payable related to increased sales and inventory. Additionally, $3.0 million was provided from other current and noncurrent liabilities of which $1.3 million is related to a decrease in accrued interest payable primarily from the payment in April 2006 related to the 2017 Notes and Debentures and the payment in June 2005 related to the Bruckner Note Payable and $3.0 million increase in accrued acquisition related expenses related to the Carlton-Bates acquisition. Cash used by operating activities in the first six months of 2006 included: $17.0 million reduction in the receivables facility; $35.8 million increase in trade and other receivables resulting from higher sales volume; $32.8 million increase in inventories to accommodate increased sales demand and $14.1 million reduction in accrued payroll and benefit costs primarily from $27.4 million of incentive compensation payments related to 2005 which was offset by increased accrued payroll and benefits costs primarily related to the $16.2 million accrual of the 2006 incentive compensation.
     Operating Activities–2005. Cash provided by operating activities during the first six months of 2005 totaled $135.2 million as the result of net income of $38.8 million, adjusted for, among other items, $1.9 million related to the loss on debt extinguishment, $7.6 million of depreciation and amortization and $3.1 million of stock-based compensation. Cash provided by operating activities in the first six months of 2005 included: $122.0 million related to the receivables facility; $9.3 million related to prepaid and other current assets and $39.4 million related to accounts payable from increased inventory purchases related to increased sales. Cash used in the first six months of 2005 for operating activities included: $64.6 million in trade and accounts receivable resulting from higher sales volume; $3.6 million in inventories to accommodate increased sales demand and $16.6 million in accrued payroll and benefit costs related to incentive compensation.
     Investing Activities. Net cash used in investing activities for the first six months of 2006 and 2005 was $20.1 million and $8.9 million, respectively, of which capital expenditures were $8.7 million and $7.9 million, respectively, and expenditures of $10.9 million in 2006 and $1 million in 2005 were made pursuant to the terms of an acquisition purchase agreement.
     Financing Activities. Net cash used by financing activities for the six months of 2006 and 2005 was $23.7 million and $145.6 million, respectively. During the first six months of 2006, borrowings and repayments of debt included borrowings of $215.9 million related to our revolving credit facility and repayments of $244.9 million related to our revolving credit facility, $20 million related to the Bruckner Note Payable and $0.6 million related to our mortgage financing facility. During the first six months of 2005, the Company redeemed $123.8 million in aggregate principal amount of 2008 Notes. Proceeds and repayments from long-term debt, inclusive of the redemption of the senior subordinated notes during the first six months of 2005, were $147.4 million and $297.3 million, respectively. During the first six months of 2006 and 2005, the proceeds from the exercise of stock-based compensation arrangements were $6.6 million and $5.3 million, respectively. During the first six months of 2006, expenditures of $0.6 million were made in conjunction with the issuance of the 2017 Notes and the Debentures 7.5%. During the first six months of 2005, expenditures of $0.9 million were made in conjunction with the amendments to the revolving credit facility and the receivables facility.
Contractual Cash Obligations and Other Commercial Commitments
     There have not been any material changes in our contractual obligations and other commercial commitments that would require an update to the disclosure provided in our 2005 Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
Accounts Receivable Securitization Facility
     We maintain a Receivables Facility that had a total purchase commitment of $400 million as of March 31, 2006. The Receivables Facility has a term of three years and is subject to renewal in May 2008. Under the Receivables Facility, we sell, on a continuous basis, the undivided interest in all domestic accounts receivable to WESCO Receivables Corporation, a wholly owned special purpose entity (“SPE”). The SPE sells, without recourse, to a third-party conduit, all the eligible receivables while maintaining a subordinated interest, in the form of overcollateralization, in a portion of the receivables. We have agreed to continue servicing the sold receivables for the financial institution at market rates; accordingly, no servicing asset or liability has been recorded. As of June 30, 2006, $380 million in funding was outstanding under the Receivables Facility.
Inflation
     The rate of inflation affects different commodities and the cost of products purchased and ultimately the pricing of our different products and product classes to our customers. On an overall basis, our pricing related to inflation comprised an estimated $65 to $80 million of our sales growth for the three months ended June 30, 2006 and an estimated $125 to $155 million of our sales growth for the six months ended June 30, 2006.
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
Impact of Recently Issued Accounting Standards
     In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154 (“SFAS 154”), Accounting Changes and Error Corrections, which changes the requirements for the accounting and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 eliminates the requirement to include the cumulative effect of changes in accounting principle in the income statement and instead requires that changes in accounting principle be retroactively applied. A change in accounting estimate continues to be accounted for in the period of change and future periods if necessary. A correction of an error continues to be reported by restating prior period financial statements. SFAS 154 is effective for us for accounting changes and correction of errors made on or after January 1, 2006. The adoption of SFAS 154 did not have a material impact on WESCO’s financial position or results of operations.
     In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets.-.an amendment of FASB Statement No. 140 (SFAS 156) which amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement clarifies when servicing rights should be separately accounted for, requires companies to account for separately recognized servicing rights initially at fair value, and gives companies the option of subsequently accounting for those servicing rights at either fair value or under the amortization method. SFAS 156 is effective for fiscal years beginning after September 15, 2006. Consistent with its requirements, WESCO will adopt SFAS 156 on January 1, 2007. WESCO is currently evaluating the effect that implementation of SFAS 156 will have on its financial position, results of operations and cash flows.
     In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”). This statement clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. Consistent with its requirements, WESCO will adopt FIN 48 on January 1, 2007. WESCO is currently evaluating the effect that implementation of FIN 48 will have on its financial position, results of operations and cash flows.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risks
     There have not been any material changes to our exposures to market risk during the quarter ended June 30, 2006 that would require an update to the disclosures provided in our 2005 Annual Report on Form 10-K.
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
     Changes in Internal Control Over Financial Reporting
     During the second quarter of 2006, there were no changes in our internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     Information relating to legal proceedings is included in Note 8, Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements and is incorporated herein by reference.
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

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESCO International, Inc.

Date: August 4, 2006	/s/ Stephen A. Van Oss
Stephen A. Van Oss
Senior Vice President, Chief Financial and
Administrative Officer