Form 10-Q
period 2006-09-30
WESCO INTERNATIONAL INC
filed 2006-11-09
CIK 929008

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer  ☑     Accelerated filer  ☐     Non-accelerated filer  ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No  ☑
     As of October 31, 2006, WESCO International, Inc. had 49,163,972 shares common stock outstanding.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of September 30, 2006 and December 31, 2005 (unaudited)	2
	Condensed Consolidated Statements of Income for the three months and nine months ended September 30, 2006 and 2005 (unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 and 2005 (unaudited)	4
	Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	28

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	29

Item 6.	Exhibits	29

	Signatures and Certifications	30
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
Amounts in thousands, except share data	2006	2005

Assets
Current Assets:
Cash and cash equivalents	$59,273	$22,125
Trade accounts receivable, net of allowance for doubtful accounts of $13,089 and $12,609 in 2006 and 2005, respectively (Note 5)	460,966	315,594
Other accounts receivable	31,191	36,235
Inventories, net	542,244	500,798
Current deferred income taxes	16,984	13,399
Income taxes receivable	—	12,814
Prepaid expenses and other current assets	9,554	7,898

Total current assets	1,120,212	908,863

Property, buildings and equipment, net	104,771	103,083
Intangible assets, net (Note 6)	79,134	83,892
Goodwill (Note 6)	550,338	542,217
Other assets	13,644	13,104

Total assets	$1,868,099	$1,651,159

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$605,919	$572,467
Accrued payroll and benefit costs	51,318	51,220
Short-term debt related to revolving credit facility	—	14,500
Current portion of long-term debt	5,856	36,825
Deferred acquisition payable	3,936	2,680
Bank overdrafts	17,123	3,695
Other current liabilities	50,354	38,499

Total current liabilities	734,506	719,886

Long-term debt	348,816	352,232
Long-term deferred acquisition payable	—	4,346
Other noncurrent liabilities	12,396	9,507
Deferred income taxes	77,200	73,738

Total liabilities	1,172,918	1,159,709

Commitments and contingencies (Note 8)

Stockholders’ Equity:
Preferred stock, $.01 par value; 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 210,000,000 shares authorized, 53,252,805 and 51,790,725 shares issued in 2006 and 2005, respectively	533	518
Class B nonvoting convertible common stock, $.01 par value; 20,000,000 shares authorized, 4,339,431 issued in 2006 and 2005; no shares outstanding	43	43
Additional capital	755,894	707,407
Retained deficit	(9,319)	(168,332)
Treasury stock, at cost; 8,549,323 and 8,418,607 shares in 2006 and 2005, respectively	(68,599)	(61,821)
Accumulated other comprehensive income	16,629	13,635

Total stockholders’ equity	695,181	491,450

Total liabilities and stockholders’ equity	$1,868,099	$1,651,159

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Amounts in thousands, except share data	2006	2005	2006	2005

Net sales	$1,343,066	$1,131,449	$3,944,550	$3,184,381
Cost of goods sold (excluding depreciation and amortization below)	1,067,406	923,136	3,145,231	2,596,300

Gross profit	275,660	208,313	799,319	588,081

Selling, general and administrative expenses	168,830	157,300	508,240	441,968
Depreciation and amortization	6,653	3,707	19,249	11,330

Income from operations	100,177	47,306	271,830	134,783

Interest expense	5,094	6,450	17,100	22,425
Loss on debt extinguishment	—	—	—	10,051
Other expenses (Note 5)	5,814	3,796	17,137	8,814

Income before income taxes	89,269	37,060	237,593	93,493

Provision for income taxes	29,884	12,052	78,580	29,702

Net income	$59,385	$25,008	$159,013	$63,791

Earnings per share:
Basic:	$1.21	$0.53	$3.27	$1.36

Diluted	$1.13	$0.51	$3.04	$1.30

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30,
Amounts in thousands	2006	2005

Operating Activities:
Net income	$159,013	$63,791
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on debt extinguishment (excluding premium of $8,168 in 2005)	—	1,883
Depreciation and amortization	19,249	11,330
Accretion of original issue and amortization of purchase discounts	—	873
Amortization of debt issuance costs	1,677	744
Deferred income taxes	143	6,360
Amortization of gain on interest rate swap	—	(684)
Stock-based compensation expense	8,487	5,586
Loss (gain) on the sale of property, buildings and equipment	(3,328)	(29)
Excess tax benefit from stock-based compensation (Note 3)	(26,741)	—
Changes in assets and liabilities
Change in receivables facility	(82,000)	102,000
Trade and other receivables	(54,562)	(110,531)
Inventories	(38,704)	(14,326)
Prepaid expenses and other current assets	37,748	2,726
Accounts payable	30,494	98,441
Accrued payroll and benefit costs	98	(7,292)
Other current and noncurrent liabilities	13,496	5,185

Net cash provided by operating activities	65,070	166,114

Investing Activities:
Capital expenditures	(14,872)	(10,997)
Acquisition payments	(10,872)	(278,270)
Proceeds from sale of building	4,500	—
Other investing activities	(337)	1,192

Net cash used by investing activities	(21,581)	(288,075)

Financing Activities:
Proceeds from issuance of long-term debt	265,404	471,000
Repayments of long-term debt	(315,358)	(321,278)
Debt issuance costs	(564)	(7,844)
Proceeds from the exercise of stock options	6,496	6,003
Excess tax benefit from stock-based compensation (Note 3)	26,741	—
Increase in bank overdrafts	13,428	—
Real estate defeasance	(1,692)	—
Payments on capital lease obligations	(778)	—

Net cash (used) provided by financing activities	(6,323)	147,881

Effect of exchange rate changes on cash and cash equivalents	(18)	423

Net change in cash and cash equivalents	37,148	26,343
Cash and cash equivalents at the beginning of period	22,125	34,523

Cash and cash equivalents at the end of period	$59,273	$60,866

Supplemental disclosures:
Non-cash investing activities:
Property, plant and equipment acquired through capital leases	$1,438	—
Increase in deferred acquisition payable	500	—
Non-cash financing activities:
Decrease in fair value of outstanding interest rate swaps	—	$1,223
Note payable issued in connection with acquisition	—	3,000
The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.	ORGANIZATION
     WESCO International, Inc. and its subsidiaries (collectively, “WESCO”), headquartered in Pittsburgh, Pennsylvania, are a full-line distributor of electrical supplies and equipment and are a provider of integrated supply procurement services with operations in the United States, Canada, Mexico, Puerto Rico, Guam, the United Kingdom, Nigeria, United Arab Emirates and Singapore. WESCO currently operates approximately 365 branch locations and seven distribution centers (five in the United States and two in Canada.)
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
     The unaudited condensed consolidated balance sheet as of September 30, 2006, the unaudited condensed consolidated statements of income for the three months and nine months ended September 30, 2006 and 2005, respectively, and the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2006 and 2005, respectively, in the opinion of management, have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair statement of the results of the interim periods. All adjustments reflected in the unaudited condensed consolidated financial statements are of a normal recurring nature unless indicated. Results for the interim periods presented are not necessarily indicative of the results to be expected for the full year.
     Recent Accounting Pronouncements
     In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140 (“SFAS 156”) which amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement clarifies when servicing rights should be separately accounted for, requires companies to account for separately recognized servicing rights initially at fair value, and gives companies the option of subsequently accounting for those servicing rights at either fair value or under the amortization method. SFAS 156 is effective for fiscal years beginning after September 15, 2006. Consistent with its requirements, WESCO will adopt SFAS 156 on January 1, 2007. WESCO does not anticipate that the adoption of SFAS 156 will have a material impact on its financial position, results of operations and cash flows.
     In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. Consistent with its requirements, WESCO will adopt FIN 48 on January 1, 2007. WESCO is currently evaluating the effect that implementation of FIN 48 will have on its financial position, results of operations and cash flows.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. WESCO is currently evaluating the effect that implementation of SFAS 157 will have on its financial position, results of operations, and cash flows.
3.	STOCK-BASED COMPENSATION
     WESCO has sponsored four stock option plans: the 1999 Long-Term Incentive Plan (“LTIP”), the 1998 Stock Option Plan, the Stock Option Plan for Branch Employees and the 1994 Stock Option Plan. The LTIP was designed to be the successor plan to all prior plans.

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
     WESCO recognized $3.4 million and $2.5 million of non-cash stock-based compensation expense, which is included in selling, general and administrative expenses, for the three months ended September 30, 2006 and 2005, respectively. WESCO recognized $8.5 million (including $0.1 million due to the adoption of SFAS 123R and related to the vesting in 2006 of options granted prior to January 1, 2003) and $5.7 million of non-cash stock-based compensation expense, which is included in selling, general and administrative expenses, for the nine months ended September 30, 2006 and 2005, respectively.
     During the three months ended September 30, 2006 and 2005 and the nine months ended September 30, 2006 and 2005, WESCO granted the following stock-settled appreciation rights at the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Stock-settled appreciation rights granted	457,750	888,500	463,132	892,200
Risk free interest rate	4.9	3.0%	4.9%	3.0%
Expected life	4 years	4 years	4 years	4 years
Expected volatility	50%	59%	50%	59%
     As of September 30, 2006, there was $23.5 million of total unrecognized compensation expense related to non-vested stock-based compensation arrangements for all awards previously made of which approximately $3.2 million is expected to be recognized over the remainder of 2006, $11.7 million is expected to be recognized in 2007, $6.5 million in 2008 and $2.1 million in 2009.

     During the nine months ended September 30, 2006 and 2005, the total intrinsic value of options exercised was $78.9 million and $13.5 million, respectively, and the total amount of cash received from the exercise of these options was $12.9 million and $6.2 million, respectively. The tax benefit recorded for tax deductions associated with stock-based compensation plans for the nine months ended September 30, 2006 and 2005 totaled $27.1 million and $8.0 million, respectively, and was recorded as a credit to additional paid-in capital.
     The following table sets forth a summary of both stock options and stock appreciation rights and related information for the nine months ended September 30, 2006:

		Weighted
		Average	Weighted Average
		Exercise	Remaining
	Awards	Price	Contractual Life
Outstanding at December 31, 2005	6,303,936	$14.02	5.9
Granted	466,732	$68.84
Exercised	1,527,560	$11.13
Forfeited	66,333	$19.13

Outstanding at September 30, 2006	5,176,775	$19.71	6.0

Exercisable at September 30, 2006	2,134,626	$14.28	6.0
Unvested at September 30, 2006	3,042,149	$23.52	6.0
     As of September 30, 2006, the intrinsic value of awards exercisable and awards unvested was $30.5 million and $71.6 million, respectively.
     As of September 30, 2006, 4.3 million shares of common stock were reserved under the 1999 Long Term Incentive Plan for future equity award grants.
     The following table sets forth exercise prices for equity awards outstanding as of September 30, 2006:

			Weighted Average
	Awards	Awards	Remaining
Range of exercise price	Outstanding	Exercisable	Contractual Life
$ 0.00 - $10.00	1,843,216	1,052,532	5.3
$10.00 - $20.00	1,365,025	445,942	2.8
$20.00 - $30.00	678,960	409,129	8.0
$30.00 - $40.00	811,653	227,023	8.8
$40.00 - $50.00	17,139	0	9.2
$50.00 - $60.00	2,650	0	9.4
$60.00 - $70.00	458,132	0	9.8

	5,176,775	2,134,626	6.0

     For the three months ending September 30, 2005 and the nine months ending September 30, 2005, WESCO’s pro forma net income and earnings per share would have been adjusted to the amounts indicated below to reflect the additional fair value compensation, net of tax, as if the fair-value based method of accounting for stock-based awards had been applied to all outstanding awards:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
Amounts in thousands, except per share amounts	2005	2005
Net income reported	$25,008	$63,791
Add: Stock-based compensation expense included in reported net income, net of related tax	1,624	3,704
Deduct: Stock based employee compensation expense determined under fair value based methods for all awards, net of related tax	1,715	3,886

Pro forma net income	$24,917	$63,609

Earnings per share:
Basic as reported	$0.53	$1.36

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
Amounts in thousands, except per share amounts	2005	2005
Basic pro forma	$0.53	$1.35
Diluted as reported	$0.51	$1.30
Diluted pro forma	$0.50	$1.29

4.	EARNINGS PER SHARE
     The following table sets forth the details of basic and diluted earnings per share:

	Three Months Ended September 30,
Amounts in thousands, except per share amounts	2006	2005
Net income reported	$59,385	$25,008

Weighted average common shares outstanding used in computing basic earnings per share	48,971,225	47,170,417
Common shares issuable upon exercise of dilutive stock options	2,412,261	2,262,767
Common shares issuable from contingently convertible debentures (see note below for basis of calculation)	1,118,928	—

Weighted average common shares outstanding and common share equivalents used in computing diluted earnings per share	52,502,414	49,433,184

Earnings per share:
Basic	$1.21	$0.53
Diluted	$1.13	$0.51

	Nine Months Ended September 30,
Amounts in thousands, except per share amounts	2006	2005
Net income reported	$159,013	$63,791

Weighted average common shares outstanding used in computing basic earnings per share	48,549,104	46,950,762
Common shares issuable upon exercise of dilutive stock options	2,610,185	2,190,755
Common shares issuable from contingently convertible debentures (see note below for basis of calculation)	1,130,119	—

Weighted average common shares outstanding and common share equivalents used in computing diluted earnings per share	52,289,408	49,141,517

Earnings per share:
Basic	$3.27	$1.36
Diluted	$3.04	$1.30
     Stock-settled stock appreciation rights to purchase 0.1 million and 1.7 million shares of common stock at a weighted average exercise price of $60.87 and $28.00 per share that were outstanding as of September 30, 2006 and 2005, respectively, were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the three- and nine-month periods ending September 30, 2006 and 2005. In addition, to the extent that the average share price during the three-month or year-to-date periods ending September 30, 2006 exceeds the 2.625% Convertible Senior Debentures due 2025 (the “2025 Debentures”) conversion price of $41.86 per share, an incremental number of up to 3,583,080 shares are to be included in determining diluted earnings per share using the treasury stock method of accounting as represented in the table below. Since the average stock price for the three-month and nine-month periods ended September 30, 2006 was approximately $61 per share, 1,118,928 shares and 1,130,119 shares, respectively, underlying the 2025 Debentures were included in the diluted weighted average shares outstanding for the three-month and nine-month periods ended September 30, 2006, under the treasury stock method of accounting, as required by the FASB Emerging Issues Task Force (“EITF”) Issue No. 90-19, Convertible Bonds with Issuer Option to Settle for Cash upon Conversion (“EITF 90-19”).
     Under EITF Issue No. 04-8 The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share, and EITF 90-19, and because of WESCO’s obligation to settle the par value of the 2025 Debentures in cash, WESCO is not required to include any shares underlying the 2025 Debentures in its diluted weighted average shares outstanding until the average stock price per share for the three- and nine-month periods ending September 30, 2006 exceeds the $41.86 conversion price and only to the extent of the additional shares WESCO may be required to issue in the event WESCO’s conversion obligation exceeds the principal amount of the 2025 Debentures converted. At such time, only the number of shares that would be issuable (under the “treasury stock” method of accounting for share dilution) will be included, which is based upon the amount by which the average stock price exceeds the conversion price. For the first $1 per share that WESCO’s average stock price exceeds the $41.86 conversion price of the 2025 Debentures, WESCO will include approximately 83,000 additional shares in WESCO’s diluted share count. For the second $1 per share that WESCO’s average stock price exceeds the $41.86 conversion price, WESCO will include approximately 80,000 additional shares, for a total of approximately 163,000 shares, in WESCO’s diluted share count, and so on, with the additional shares’ dilution decreasing for each $1 per share that WESCO’s average stock price exceeds $41.86 if the stock price rises further above $41.86 (see table, below).
“TREASURY STOCK” METHOD OF ACCOUNTING FOR SHARE DILUTION

Conversion Price:	$41.86
Number of Underlying Shares:	0 to 3,583,080
Principal Amount	$150,000,000

Formula:	Number of extra dilutive shares created = ((Stock Price * Underlying Shares) – Principal)/Stock Price

Condition:	Only applies when share price exceeds $41.86

			Include in	Share Dilution
Stock	Conversion	Price	Share	Per $1.00 Share
Price	Price	Difference	Count	Price Difference
$41.86	$41.86	$0	0	0
$42.86	$41.86	$1	83,313	83,313
$51.86	$41.86	$10	690,677	69,068
$61.86	$41.86	$20	1,158,249	57,912
$71.86	$41.86	$30	1,495,687	49,856
$81.86	$41.86	$40	1,750,683	43,767
Share dilution is limited to a maximum of 3,583,080 shares.
5.	ACCOUNTS RECEIVABLE SECURITIZATION
     WESCO maintains an accounts receivable securitization program (the “Receivables Facility”) that had a total purchase commitment of $400 million as of September 30, 2006 and December 31, 2005. The Receivables Facility has a term of three years and is subject to renewal in May 2008. Under the Receivables Facility, WESCO sells, on a continuous basis, an undivided interest in all domestic accounts receivable to WESCO Receivables Corporation, a wholly owned, special purpose entity (“SPE”). The SPE sells, without recourse, to a third-party conduit all the eligible receivables while maintaining a subordinated interest, in the form of overcollateralization, in a portion of the receivables. WESCO has agreed to continue servicing the sold receivables for the financial institution at market rates; accordingly, no servicing asset or liability has been recorded.
     As of September 30, 2006 and December 31, 2005, accounts receivable eligible for securitization totaled approximately $534 million and $525 million, respectively, of which the subordinated retained interest was approximately $219 million and $128 million, respectively. Accordingly, approximately $315 million and $397 million of accounts receivable balances were removed from the consolidated balance sheets at September 30, 2006 and December 31, 2005, respectively. Costs associated with the Receivables Facility totaled $5.8 million and $3.8 million for the three months ended September 30, 2006 and September 30, 2005, respectively. Costs associated with the Receivables Facility totaled $17.1 million and $8.8 million for the nine months ended September 30, 2006 and September 30, 2005, respectively. These amounts are recorded as other expenses in the consolidated statements of income and are primarily related to interest and the discount and loss on the sale of accounts receivables, partially offset by related servicing revenue.
     The key economic assumptions used to measure the retained interest at the date of the securitization for securitizations completed in 2006 were a discount rate of 4.6% and an estimated life of 1.5 months. At September 30, 2006, an immediate adverse change in the discount rate or estimated life of 10% and 20% would result in a reduction in the fair value of the retained interest of $0.3 million and $0.6 million, respectively. These sensitivities are hypothetical and should be used with caution. Changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this example, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another.

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
     The allocation of assets acquired and liabilities assumed for the 2005 acquisitions is summarized below.

	Fastec Industrial	Carlton-Bates
Amounts in thousands	Corp.	Company
Assets Acquired

Cash and equivalents	$281	$1,763
Trade accounts receivable	4,675	37,628
Inventories	11,944	40,709
Deferred income taxes short-term	—	2,128
Other accounts receivable	—	840
Prepaid expenses	161	762
Income taxes receivable	—	2,789
Property, buildings and equipment	2,168	5,159
Intangible assets	11,134	74,444
Goodwill	5,422	137,589

Total assets acquired	35,785	303,811

Liabilities Assumed

Accounts payable	2,663	16,901
Accrued and other current liabilities	767	9,275
Deferred income taxes long-term	—	19,607
Other noncurrent liabilities	—	136

Total liabilities assumed	3,430	45,919

Fair value of net assets acquired, including intangible assets	$32,355	$257,892

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
     Carlton-Bates operates as a traditional branch-based distributor and includes its LADD division, the sole U.S. distributor of engineered connecting devices for the industrial products division of Deutsch Company ECD. Carlton-Bates is a regional distributor of electrical and electronic components with a special emphasis on automation and electromechanical applications for the original equipment manufacturer markets. Carlton-Bates adds new capabilities for WESCO including new product categories, new supplier relationships, kitting and light assembly services for WESCO customers and sales opportunities resulting from value-added services.
     The purchase price allocation resulted in intangible assets of $74.4 million and goodwill of $137.6 million, of which $58.4 million is deductible for tax purposes. The intangible assets include customer relationships of $45.3 million amortized over a range of 13 to 19 years, distribution agreements of $12.0 million and non-compete agreements of $0.2 million, both of which are amortized over five years, and trademarks of $16.9 million. Trademarks have an indefinite life and are not being amortized. The intangible assets were valued by American Appraisal Associates, Inc., an independent appraiser. No residual value is estimated for these intangible assets.

     The operating results of Carlton-Bates have been included in WESCO’s consolidated financial statements since September 29, 2005. The following summary of the unaudited pro forma results of operations for the three months ended September 30, 2005 and nine months ended September 30, 2005 is included below as if the acquisition occurred on the first day of 2005 and is not necessarily indicative of what WESCO’s results of operations would have been had Carlton-Bates been acquired at the beginning of the period. Seasonality of sales is not a significant factor to the pro forma combined results of operations.

	Three Months Ended	Nine Months Ended
Amounts in thousands, except per share amounts	September 30, 2005	September 30, 2005
Net Sales	$1,209,021	$3,414,065
Net Income	$24,221	$69,429
Earnings per common share:
Basic	$0.51	$1.48
Diluted	$0.49	$1.41
     As part of the acquisition of Carlton-Bates, WESCO developed a plan for the integration of Carlton-Bates into the WESCO operations. This plan was finalized during the three-month period ending September 30, 2006. Pursuant to EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” all certain charges related to the Carlton-Bates acquisition integration within one year of the date of acquisition have been recognized as a part of the purchase price allocation. A summary of these charges for the three-month period ending September 30, 2006 is as follows:

	Balance at	Cash		Balance at
Amounts in thousands	June 30, 2006	Payments	Adjustments	September 30, 2006
Termination Benefits	$25	$81	$125	$69
Cost of closing redundant facilities	$2,204	$180	$(604)	$1,420
Other	$277	$291	$118	$104

Total	$2,506	$552	$(361)	$1,593

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

7. EMPLOYEE BENEFIT PLANS
     A majority of WESCO’s employees are covered by defined contribution retirement savings plans for their services rendered subsequent to WESCO’s formation. For U.S. participants, WESCO will make contributions in an amount equal to 50% of the participant’s total monthly contributions up to a maximum of 6% of eligible compensation. For Canadian participants, WESCO will make contributions in an amount ranging from 1% to 7% of the participant’s eligible compensation based on years of continuous service. In addition, employer contributions may be made at the discretion of the Board of Directors. For the nine months ended September 30, 2006 WESCO contributed $16.3 million to all such plans. Contributions are made in cash to employee retirement savings plan accounts. Employees then have the option to transfer balances allocated to their accounts into any of the available investment options, including WESCO stock.
8.	COMMITMENTS AND CONTINGENCIES
     WESCO is a defendant in a lawsuit in a state court in Florida in which a former supplier alleges that WESCO failed to fulfill its commercial obligations to purchase product and seeks monetary damages in excess of $17 million. WESCO believes that it has meritorious defenses. Neither the outcome nor the monetary impact of this litigation can be predicted at this time. A trial is scheduled for March 2007.
     On March 3, 2006, Dana Corporation (“Dana”) and forty of its domestic subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. The Dana petitions applied to its U.S. domestic entities only. Dana represented $48.5 million of WESCO sales in 2005.
     As of March 3, 2006, the amount of accounts receivable due WESCO from Dana’s U.S. domestic entities was $11.1 million, of which $10.6 million related to 2006 sales. As of June 30, 2006, a reserve in the amount of $2.0 million was maintained by WESCO based on management’s evaluation of the collectibility of this balance. In September 2006, in accordance with a court approved settlement, WESCO sold $10.8 million of the $11.1 million Dana accounts receivable, resulting in a loss of $1.7 million. As of September 30, 2006, the remaining $0.3 million Dana pre-petition accounts receivable are fully reserved.

9.	COMPREHENSIVE INCOME
     The following table sets forth comprehensive income and its components:

	Three Months Ended
	September 30,
Amounts In thousands	2006	2005
Net income	$59,385	$25,008
Foreign currency translation adjustment	87	3,401

Comprehensive income	$59,472	$28,409

	Nine Months Ended
	September 30,
Amounts In thousands	2006	2005
Net income	$159,013	$63,791
Foreign currency translation adjustment	2,995	2,596

Comprehensive income	$162,008	$66,387

10.	INCOME TAXES
     The following table sets forth the reconciliation between the federal statutory income tax rate and the effective rate:

	Three Months Ended
	September 30,
	2006	2005

Federal statutory rate	35.0%	35.0%
State taxes, net of federal tax benefit	3.4	1.8
Nondeductible expenses	0.4	0.8
Domestic tax benefit from foreign operations	(2.8)	(1.9)
Foreign tax rate differences(1)	(2.4)	(3.2)
Domestic production activity deduction	(0.1)	—

	33.5%	32.5%

	Nine Months Ended
	September 30,
	2006	2005

Federal statutory rate	35.0%	35.0%
State taxes, net of federal tax benefit	2.7	1.6
Nondeductible expenses	0.4	0.8
Domestic tax benefit from foreign operations	(2.3)	(1.6)
Foreign tax rate differences(1)	(2.7)	(2.9)
Federal tax credits(2)	—	(1.1)
Domestic production activity deduction	(0.1)	—
Other	0.1	—

	33.1%	31.8%

(1)	Includes a benefit of $2.1 million and $1.2 million for the three months ended September 30, 2006 and 2005, respectively, and $6.1 million and $2.8 million for the nine months ended September 30, 2006 and 2005, respectively, from the recapitalization of our Canadian operations.

(2)	Represents a benefit of $1 million for the nine months ended September 30, 2005 from research and development credits.

11.	OTHER FINANCIAL INFORMATION (Unaudited)
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
     WESCO International has issued $150 million in aggregate principal amount of 2025 Debentures. The 2025 Debentures are fully and unconditionally guaranteed by WESCO Distribution on a senior subordinated basis to all existing and future senior indebtedness of WESCO Distribution. Pursuant to a Registration Rights Agreement, with respect to the 2025 Debentures, WESCO Distribution’s guarantee of the 2025 Debentures (the “Debentures Guarantee”) and the common stock of WESCO International into which the 2025 Debentures are convertible (the “Conversion Shares”), WESCO Distribution and WESCO International filed a resale shelf registration statement to register the 2025 Debentures, the Debentures Guarantee and the Conversion Shares. The resale shelf registration statement became effective on June 23, 2006.
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
     Condensed consolidating financial information for WESCO International, WESCO Distribution and the non-guarantor subsidiaries are as follows:

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS

	September 30, 2006
	(In thousands)
	WESCO			Consolidating and
	International,	WESCO	Non-Guarantor	Eliminating
	Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Cash and cash equivalents	$—	$26,814	$32,459	$—	$59,273
Trade accounts receivable	—	—	460,966	—	460,966
Inventories	—	407,419	134,826	—	542,245
Other current assets	65	30,502	27,161	—	57,728

Total current assets	65	464,735	655,412	—	1,120,212
Intercompany receivables, net	—	(407,211)	388,917	18,294	—
Property, buildings and equipment, net	—	35,022	69,749	—	104,771
Intangible assets, net	—	11,538	67,596	—	79,134
Goodwill and other intangibles, net	—	374,027	176,311	—	550,338
Investments in affiliates and other noncurrent assets	826,822	1,125,243	4,385	(1,942,806)	13,644

Total assets	$826,887	$1,603,354	$1,362,370	$(1,924,512)	$1,868,099

Accounts payable	$—	$479,171	$126,748	$—	$605,919
Other current liabilities	—	83,353	45,234	—	128,587

Total current liabilities	—	562,524	171,982	—	734,506
Intercompany payables, net	(18,294)	—	—	18,294	—
Long-term debt	150,000	152,867	45,949	—	348,816
Other noncurrent liabilities	—	64,916	24,680	—	89,596
Stockholders’ equity	695,181	823,047	1,119,759	(1,942,806)	695,181

Total liabilities and stockholders’ equity	$826,887	$1,603,354	$1,362,370	$(1,924,512)	$1,868,099

	December 31, 2005
	(In thousands)
	WESCO			Consolidating and
	International,	WESCO	Non-Guarantor	Eliminating
	Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Cash and cash equivalents	$	$18,088	$4,037	$—	$22,125
Trade accounts receivable	—	—	315,594	—	315,594
Inventories	—	380,227	120,571	—	500,798
Other current assets	—	40,049	50,971	(20,674)	70,346

Total current assets	—	438,364	491,173	(20,674)	908,863
Intercompany receivables, net	—	(161,534)	206,253	(44,719)	—
Property, buildings and equipment, net	—	31,712	71,371	—	103,083
Intangible assets, net	—	11,140	72,752	—	83,892
Goodwill and other intangibles, net	—	374,000	168,217	—	542,217
Investments in affiliates and other noncurrent assets	686,169	806,818	3,045	(1,482,928)	13,104

Total assets	$686,169	$1,500,500	$1,012,811	$(1,548,321)	$1,651,159

Accounts payable	$—	$453,101	$119,366	$—	$572,467
Short-term debt	—	14,500	—	—	14,500
Other current liabilities	—	133,478	20,115	(20,674)	132,919

Total current liabilities	—	601,079	139,481	(20,674)	719,886
Intercompany payables, net	44,719	—	—	(44,719)	—
Long-term debt	150,000	154,024	48,208	—	352,232
Other noncurrent liabilities	—	63,491	24,100	—	87,591
Stockholders’ equity	491,450	681,906	801,022	(1,482,928)	491,450

Total liabilities and stockholders’ equity	$686,169	$1,500,500	$1,012,811	$(1,548,321)	$1,651,159

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Three Months Ended September 30, 2006
	(In thousands)
				Consolidating
	WESCO			and
	International,	WESCO	Non-Guarantor	Eliminating
	Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Net sales	$—	$1,056,813	$286,253	$—	$1,343,066
Cost of goods sold	—	849,990	217,416	—	1,067,406
Selling, general and administrative expenses	4	121,975	46,851	—	168,830
Depreciation and amortization	—	3,236	3,417	—	6,653
Results of affiliates’ operations	52,300	15,697	—	(67,997)	—
Interest (income) expense, net	(10,395)	10,138	5,351	—	5,094
Other expense (income)	—	13,612	(7,798)	—	5,814
Provision for income taxes	3,306	21,259	5,319	—	29,884

Net income	$59,385	$52,300	$15,697	$(67,997)	$59,385

	Three Months Ended September 30, 2005
	(In thousands)
				Consolidating
	WESCO			and
	International,	WESCO	Non-Guarantor	Eliminating
	Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Net sales	$—	$953,453	$177,996	$—	$1,131,449
Cost of goods sold	—	780,144	142,992	—	923,136
Selling, general and administrative expenses	1	149,614	7,685	—	157,300
Depreciation and amortization	—	2,960	747	—	3,707
Results of affiliates’ operations	21,254	11,345	—	(32,599)	—
Interest (income) expense, net	(6,068)	10,217	2,301	—	6,450
Other (income) expense	—	(2,304)	6,100	—	3,796
Provision for income taxes	2,313	2,913	6,826	—	12,052

Net income	$25,008	$21,254	$11,345	$(32,599)	$25,008

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Nine Months Ended September 30, 2006
	(In thousands)
				Consolidating
	WESCO			and
	International,	WESCO	Non-Guarantor	Eliminating
	Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Net sales	$—	$3,094,241	$850,309	$—	$3,944,550
Cost of goods sold	—	2,496,907	648,324	—	3,145,231
Selling, general and administrative expenses	7	402,953	105,280	—	508,240
Depreciation and amortization	—	9,859	9,390	—	19,249
Results of affiliates’ operations	138,146	68,437	—	(206,583)	—
Interest (income) expense, net	(29,283)	29,865	16,518	—	17,100
Other expense (income)	—	40,089	(22,952)	—	17,137
Provision for income taxes	8,409	44,859	25,312	—	78,580

Net income	$159,013	$138,146	$68,437	$(206,583)	$159,013

	Nine Months Ended September 30, 2005
	(In thousands)
				Consolidating
	WESCO			and
	International,	WESCO	Non-Guarantor	Eliminating
	Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Net sales	$—	$2,686,186	$498,195	$—	$3,184,381
Cost of goods sold	—	2,195,597	400,703	—	2,596,300
Selling, general and administrative expenses	4	395,462	46,502	—	441,968
Depreciation and amortization	—	9,217	2,113	—	11,330
Results of affiliates’ operations	52,156	32,459	—	(84,615)	—
Interest (income) expense, net	(17,066)	32,765	6,726	—	22,425
Loss on debt extinguishment	—	10,051	—	—	10,051
Other expense (income)	—	15,252	(6,438)	—	8,814
Provision for income taxes	5,427	8,145	16,130	—	29,702

Net income	$63,791	$52,156	$32,459	$(84,615)	$63,791

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2006
	(In thousands)
				Consolidating
	WESCO	WESCO		and
	International,	Distribution,	Non-Guarantor	Eliminating
	Inc.	Inc.	Subsidiaries	Entries	Consolidated

Net cash provided (used) by operating activities	$29,776	$(1,844)	$37,138	$—	$65,070
Investing activities:
Capital expenditures	—	(13,515)	(1,357)	—	(14,872)
Acquisition payments	—	(5,372)	(5,500)	—	(10,872)
Proceeds from sale of building	—	—	4,500	—	4,500
Other	—	(337)	—	—	(337)

Net cash used by investing activities	—	(19,224)	(2,357)	—	(21,581)

Financing activities:
Net borrowings (repayments)	(63,013)	31,136	(4,649)	—	(36,526)
Equity transactions	33,237	—	—	—	33,237
Real estate defiance	—	—	(1,692)	—	(1,692)
Other	—	(1,342)	—	—	(1,342)

Net cash (used) provided by financing activities	(29,776)	29,794	(6,341)	—	(6,323)

Effect of exchange rate changes on cash and cash equivalents	—	—	(18)	—	(18)
Net change in cash and cash equivalents	—	8,726	28,422	—	37,148
Cash and cash equivalents at the beginning of year	—	18,088	4,037	—	22,125

Cash and cash equivalents at the end of period	$—	$26,814	$32,459	$—	$59,273

	Nine Months Ended September 30, 2005
	(In thousands)
				Consolidating
	WESCO	WESCO		and
	International,	Distribution,	Non-Guarantor	Eliminating
	Inc.	Inc.	Subsidiaries	Entries	Consolidated

Net cash provided by operating activities	$24,619	$132,619	$8,876	$—	$166,114
Investing activities:
Capital expenditures	—	(10,492)	(505)	—	(10,997)
Acquisitions and other investing activities	—	(277,078)	—	—	(277,078)

Net cash used by investing activities	—	(287,570)	(505)	—	(288,075)

Financing activities:
Net borrowings (repayments)	(26,870)	177,476	(884)	—	149,722
Equity transactions	6,003	—	—	—	6,003
Debt issuance costs	(3,750)	(3,588)	(506)	—	(7,844)

Net cash (used) provided by financing activities	(24,617)	173,888	(1,390)	—	147,881

Effect of exchange rate changes on cash and cash equivalents	—	—	423	—	423
Net change in cash and cash equivalents	2	18,937	7,404	—	26,343
Cash and cash equivalents at the beginning of year	1	15,974	18,548	—	34,523

Cash and cash equivalents at the end of period	$3	$34,911	$25,952	$—	$60,866

12. SUBSEQUENT EVENTS
1.75% Convertible Senior Debentures due 2026
     On November 2, 2006, WESCO International issued $300 million in aggregate principle amount of 1.75% Convertible Senior Debentures due 2026 (the “2026 Debentures”). The 2026 Debentures were issued by WESCO International under an indenture dated as of November 2, 2006 with The Bank of New York, as Trustee, and are unconditionally guaranteed on an unsecured senior subordinated basis by WESCO Distribution. The 2026 Debentures accrue interest at the rate of 1.75% per annum and are payable in cash semi-annually in arrears on each May 15 and November 15, commencing May 15, 2007. Beginning with the six-month interest period commencing November 15, 2011, WESCO International also will pay contingent interest in cash during any six-month interest period in which the trading price of the 2026 Debentures for each of the five trading days ending on the second trading day immediately preceding the first day of the applicable six-month interest period equals or exceeds 120% of the principal amount of the 2026 Debentures. During any interest period when contingent interest shall be payable, the contingent interest payable per $1,000 principal amount of 2026 Debentures will equal 0.25% of the average trading price of $1,000 principal amount of the 2026 Debentures during the five trading days immediately preceding the first day of the applicable six-month interest period.
     The 2026 Debentures are convertible into cash and, in certain circumstances, shares of WESCO International’s common stock, $0.01 par value, at any time on or after November 15, 2024, or prior to November 15, 2024 in certain circumstances. The 2026 Debentures will be convertible based on an initial conversion rate of 11.3437 shares of common stock per $1,000 principal amount of the 2026 Debentures (equivalent to an initial conversion price of approximately $88.15 per share). The conversion rate and the conversion price may be adjusted under certain circumstances.
     At any time on or after November 15, 2011, WESCO International may redeem all or a part of the 2026 Debentures at a redemption price equal to 100% of the principal amount of the 2026 Debentures plus accrued and unpaid interest (including contingent interest and additional interest, if any) to, but not including, the redemption date. Holders of 2026 Debentures may require WESCO International to repurchase all or a portion of their 2026 Debentures on November 15, 2011, November 15, 2016 and November 15, 2021 at a cash repurchase price equal to 100% of the principal amount of the 2026 Debentures, plus accrued and unpaid interest (including contingent interest and additional interest, if any) to, but not including, the repurchase date. If WESCO International undergoes certain fundamental changes prior to maturity, holders of 2026 Debentures will have the right, at their option, to require WESCO International to repurchase for cash some or all of their 2026 Debentures at a repurchase price equal to 100% of the principal amount of the 2026 Debentures being repurchased, plus accrued and unpaid interest (including contingent interest and additional interest, if any) to, but not including, the repurchase date.
Amended and Restated Revolving Credit Facility
     On November 1, 2006, WESCO Distribution entered into an amended and restated $440 million revolving credit facility (the “Revolving Credit Facility”), which includes a letter of credit subfacility of up to $50 million. The Revolving Credit Facility matures in November 2012 and is collateralized by substantially all assets of WESCO Distribution other than its real property and by substantially all assets of WESCO Distribution Canada, Inc. WESCO Distribution’s obligations under the Revolving Credit Facility have been guaranteed by WESCO International and by certain of WESCO Distribution’s subsidiaries. The Revolving Credit Facility consists of two separate sub-facilities: (i) a U.S. sub-facility with a borrowing limit of up to $375 million and (ii) a Canadian sub-facility with a borrowing limit of up to $65 million. Availability under the Revolving Credit Agreement is limited to the amount of eligible inventory and Canadian inventory and receivables applied against certain advance rates. Interest on the Revolving Credit Facility is at LIBOR plus a margin that will range from 1.00% to 1.75%, depending upon the amount of excess availability under the Revolving Credit Facility.
Acquisition of Communications Supply
     On November 3, 2006, WESCO International completed its acquisition of Communications Supply Holdings, Inc. (“Communications Supply”). On that day, a wholly-owned subsidiary of WESCO Distribution merged with and into Communications Supply, which became a wholly-owned subsidiary of WESCO Distribution. The Company paid at closing a cash merger price of approximately $525 million, of which $17 million is held in escrow to address post-closing adjustments relating to working capital and potential indemnification claims, with all amounts in escrow to be eligible for release after January 31, 2008. To fund the merger price paid at closing, WESCO Distribution borrowed $105 million under its accounts receivable securitization facility and $102 million under the Revolving Credit Facility together with the net proceeds from the offering of the 2026 Debentures and available cash.

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
Company Overview
     We are a full-line distributor of electrical supplies and equipment and a provider of integrated supply procurement services. We have more than 365 full service branches and seven distribution centers located in the United States, Canada, Mexico, Puerto Rico, Guam, the United Kingdom, Nigeria, United Arab Emirates and Singapore. We serve over 100,000 customers worldwide, offering over 1,000,000 products from over 24,000 suppliers. Our diverse customer base includes a wide variety of industrial companies; contractors for industrial, commercial and residential projects; utility companies, and commercial, institutional and governmental customers. Approximately 86% of our net sales are generated from operations in the U.S., 11% from Canada and the remainder from other countries.
     Sales increases attributed to growth in our served markets and from the two acquisitions completed in 2005, along with positive impact from our productivity initiatives, contributed to improved financial results for the first nine months of 2006. Sales increased $760.2 million, or 23.9%, over the same period last year. Gross margin was 20.3% and 18.5% for the first nine months of 2006 and 2005, respectively. During the first nine months of 2006, sales from our acquisitions, both of which were completed in the third quarter of 2005, were $317.4 million in the aggregate and accounted for 10% of the improved sales versus 2005. Favorable exchange rates accounted for approximately 1% of the higher revenues. The remainder of the 2006 sales increase was the result of a combination of market and share growth, higher commodity prices and hurricane rebuilding activity. Operating income improved by $137.0 million, or 101.7% primarily from organic growth of the base business along with income from operations acquired in the third quarter of 2005. Operating income improvement was due mainly to sales growth, gross margin expansion, acquisitions, gain on sale of fixed assets and cost containment. The net income for the nine months ending September 30, 2006 and 2005 was $159.0 million and $63.8 million, respectively.
Cash Flow
     We generated $65.1 million in operating cash flow for the first nine months of 2006. Included in this amount was an $82 million reduction in the amount outstanding under our accounts receivables securitization facility, whereby we sell, on a continuous basis, an undivided interest in all domestic accounts receivable to WESCO Receivables Corp., a wholly owned, special purpose entity. Investing activities in the first nine months of 2006 included $14.9 million in capital expenditures and acquisition payments of $10.9 million. Financing activities during the first nine months of 2006 consisted of borrowings of $265.4 million related to our revolving credit facility and repayments of $294.4 million related to our revolving credit facility, $20 million related to the Bruckner Note Payable and $0.9 million related our mortgage financing facility.
Financing Availability
     As of September 30, 2006, we had approximately $275 million in available borrowing capacity under our revolving credit facility, of which $225 million is the U.S sub-facility borrowing limit and $50 million is the Canadian sub-facility borrowing limit.
Outlook
     We believe that acquisitions and improvements in operations and our capital structure made in 2005 and 2006 have positioned us well for the remainder of 2006. We continue to see macroeconomic data that reflects good activity levels in our major end markets. We continue to focus on selling and marketing initiatives to increase market share and pricing and procurement initiatives to achieve margin expansion and cost containment as we drive towards continued improvement in our operating performance for the last quarter of 2006.
Critical Accounting Policies and Estimates
     During the first quarter of 2006, we adopted Statement of Financial Accounting Standard No. 123 (revised 2004) (“SFAS 123R”) Share-Based Payment which did not have a material impact on our financial position or results of operations and resulted in the reporting of $26.7 million excess tax benefit being classified as a financing cash inflow in the Consolidated Statements of Cash Flows for the nine months ended September 30, 2006. There were no other significant changes to our Critical Accounting Policies and Estimates referenced in the 2005 Annual Report on Form 10-K.

Results of Operations
Third Quarter of 2006 versus Third Quarter of 2005
     The following table sets forth the percentage relationship to net sales of certain items in our condensed consolidated statements of income for the periods presented:

	Three Months Ended September 30,
	2006	2005

Net sales	100.0%	100.0%
Gross profit	20.5	18.4
Selling, general and administrative expenses	12.5	13.9
Depreciation and amortization	0.5	0.3

Income from operations	7.5	4.2
Interest expense	0.4	0.6
Other expense	0.5	0.3

Income before income taxes	6.6	3.3
Provision for income taxes	2.2	1.1

Net income	4.4%	2.2%

     Sales increases attributed to growth in our markets served and from the two acquisitions completed in 2005, along with positive impact from gross margin improvements and our cost improvement initiatives, contributed to improved financial results for the third quarter of 2006. Net sales in the third quarter of 2006 totaled $1,343 million versus $1,131.4 million in the comparable period for 2005, an increase of $211.6 million or 18.7% over the same period last year. Third quarter 2006 net sales from our acquisitions, both of which were completed in the third quarter of 2005, were $103.4 million. Favorable exchange rates accounted for approximately 1% of the higher sales. The remainder of the third quarter 2006 sales increase was the result of a combination of market and share growth and higher pricing.
     Gross profit for the third quarter of 2006 was $275.7 million versus $208.3 million for the comparable period in 2005, and gross margin percentage of net sales was 20.5% in 2006 versus 18.4% in 2005. The increase was attributable primarily to the combination of continued margin improvement initiatives and the higher margins from the acquisitions completed in the second half of 2005.
     Selling, general and administrative (“SG&A”) expenses in the third quarter of 2006 totaled $168.8 million versus $157.3 million in last year’s comparable quarter. As a percentage of net sales, SG&A expenses were 12.5% in the third quarter of 2006 compared to 13.9% in the third quarter in 2005, reflecting the positive impact of cost containment initiatives and the leverage of higher sales volume.
     SG&A payroll expenses for the third quarter of 2006 of $121.6 million increased by $20.7 million compared to the same quarter in 2005, of which $9.9 million resulted from the 2005 acquisitions. Of the remaining $10.8 million increase in payroll expenses, $10.8 million was from increased salaries and variable commissions and incentive compensation costs resulting from increased sales and related gross margins, $0.9 million was from increased stock option expense, and $0.9 million was from decreased other SG&A related payroll expenses.
     The remaining SG&A expenses for the third quarter of 2006 of $47.2 million decreased by approximately $9.2 million compared to same quarter in 2005. Contributing to the decrease in the SG&A expenses for the third quarter of 2006 compared to the same period in 2005 was the decrease of $9.0 million in expenses related to a legal settlement and associated litigation expenses in 2005 that were not incurred in 2006. Further, the decrease in SG&A expenses during the third quarter of 2006 resulted from a gain in the amount of $3.4 million from the sale of a property. SG&A expenses in the third quarter of 2006 increased by $4.2 million resulting from the 2005 acquisitions. Other SG&A expenses in the third quarter of 2006 netted to a decrease of $1.0 million.
     Depreciation and amortization for the third quarter of 2006 was $6.7 million versus $3.7 million in last year’s comparable quarter. Of the $3.0 million increase, $2.3 million is related to the two acquisitions in 2005, of which $1.5 million is due to the amortization expense of the intangible assets acquired and $0.8 million is due to the depreciation of the fixed assets acquired.
     Interest expense totaled $5.1 million for the third quarter of 2006 versus $6.5 million in last year’s comparable quarter, a decrease of 21.5%. This decrease was due primarily to lower interest on debt in 2006 resulting from the redemption of higher interest rate notes, which were replaced with lower interest rates on both the 2017 Notes and the 2025 Debentures.

     Other expense during the third quarter of 2006 increased to $5.8 million versus $3.8 million in 2005, reflecting costs associated with the accounts receivables securitization facility resulting from an increase in the average of the accounts receivable sold for the third quarter of 2006 to $358.3 million versus $336.7 million in last year’s comparable quarter and higher discount rates.
     Income tax expense totaled $29.9 million in the third quarter of 2006 and the effective tax rate was 33.5% compared to 32.5% in the same quarter in 2005. The current quarter’s effective tax rate differed from the statutory rate primarily as a result of the domestic tax benefit from foreign operations and from the increase in state taxes in 2006 as compared to 2005.
     For the third quarter of 2006, net income increased by $34.4 million to $59.4 million, or $1.13 per diluted share, compared with $25 million and $0.51 per diluted share for the third quarter of 2005. The increase in net income was primarily attributable to increased sales, gross margin expansion, decreases in the SG&A expenses as a percent of net sales, decrease in interest expense and increases in depreciation and amortization and other expense and an increase in the effective tax rate of 1%.
Nine Months Ended September 30, 2006 versus Nine Months Ended September 30, 2005
     The following table sets forth the percentage relationship to net sales of certain items in our condensed consolidated statements of income for the periods presented:

	Nine Months Ended September 30,
	2006	2005

Net sales	100.0%	100.0%
Gross profit	20.3	18.5
Selling, general and administrative expenses	12.9	13.9
Depreciation and amortization	0.5	0.4

Income from operations	6.9	4.2
Interest expense	0.5	0.7
Loss on debt extinguishment	—	0.3
Other expense	0.4	0.3

Income before income taxes	6.0	2.9
Provision for income taxes	2.0	0.9

Net income	4.0%	2.0%

     Sales increases attributed to growth in our markets served and from the two acquisitions completed in 2005, along with positive impact from gross margin improvements and our cost improvement initiatives, contributed to improved financial results for the first nine months of 2006. Net sales in the first nine months of 2006 totaled $3,944.6 million versus $3,184.4 million in the comparable period for 2005, an increase of $760.2 million, or 23.9%, over the same period last year. First nine months 2006 sales from our acquisitions, both of which were completed in the third quarter of 2005, were $317.4 million in the aggregate. Favorable exchange rates accounted for approximately 1% of the higher sales. The remainder of the 2006 sales increase was the result of a combination of market and share growth, higher pricing and hurricane rebuilding activity.
     Gross profit for the first nine months of 2006 was $799.3 million versus $588.1 million for the comparable period in 2005, and gross margin percentage of net sales was 20.3% in 2006 versus 18.5% in 2005. The increase was attributable primarily to the combination of continued margin improvement initiatives and the higher margins from the acquisitions completed in the second half of 2005.
     SG&A expenses in the first nine months of 2006 totaled $508.2 million versus $442 million in last year’s comparable period. As a percentage of net sales, SG&A expenses were 12.9% in the first nine months of 2006 compared to 13.9% in the first nine months of 2005, reflecting the positive impact of cost containment initiatives and the leverage of higher sales volume.
     SG&A payroll expenses for the first nine months of 2006 of $360.6 million increased by $67.6 million compared to the same period in 2005, of which $32.5 million resulted from the 2005 acquisitions. Of the remaining $35.1 million increase in payroll expenses, $28.1 million was from increased salaries and variable commissions and incentive compensation costs resulting from increased sales and related gross margins, $1.9 million was from increased employee benefit costs, $2.3 million from other SG&A payroll related expenses, and $2.8 million was from increased stock option expense ($.1 million attributable to the implementation of SFAS 123R).

     The remaining SG&A expenses for the first nine months of 2006 of $147.6 million decreased by approximately $1.3 million compared to same period in 2005. Contributing to the decrease in the SG&A expenses for the first nine months of 2006 compared to the same period in 2005 was the net decrease of $7.3 million ($9.9 million in expenses reduced by $2.6 million from the settlement of a related insurance claim) in expenses related to a legal settlement and associated litigation expenses in 2005 that were not incurred in 2006. Further, the decrease in the SG&A expenses during the first nine months of 2006 resulted from a gain in the amount of $3.4 million from the sale of a property. Other SG&A expenses for the first nine months of 2006 increased by $15.0 million resulting from the 2005 acquisitions and an increase of $2.0 million in bad debt expense related to the write-down of accounts receivable from a major customer which filed for bankruptcy in the first three months of 2006.
     Depreciation and amortization for first nine months of 2006 was $19.2 million versus $11.3 million in last year’s comparable period. Of the $7.9 million increase, $7.2 million is related to the two acquisitions in 2005, of which $5.2 million is due to the amortization expense of the intangible assets acquired and $2.0 million is due to the depreciation of the fixed assets acquired.
     Interest expense totaled $17.1 million for the first nine months of 2006 versus $22.4 million in last year’s comparable period, a decrease of 23.7%. This decrease was due primarily to lower interest on debt in 2006 resulting from the redemption of higher interest rate notes, which were replaced with lower interest rates on both the 2017 Notes and the 2025 Debentures.
     On March 1, 2005, we redeemed $123.8 million in aggregate principal amount of our 9.125% Senior Subordinated Notes due 2008 and incurred a pretax loss of $10.1 million resulting from the payment of the call premium and the write-off of the unamortized original issue discount and debt issue costs.
     Other expense during the first nine months of 2006 increased to $17.1 million versus $8.8 million in 2005, reflecting costs associated with the Receivables Facility resulting from an increase in the average of the accounts receivable sold for the first nine months of 2006 to $376.8 million versus $305.9 million in last year’s comparable period and higher discount rates.
     Income tax expense totaled $78.6 million in the first nine months of 2006, and the effective tax rate was 33.1% compared to 31.8% in the same period in 2005. The current period’s effective tax rate differed from the statutory rate primarily as a result of the domestic tax benefit from foreign operations and the increase in state taxes in 2006 compared to 2005.
     For the first nine months of 2006, net income increased by $95.2 million to $159 million, or $3.04 per diluted share, compared with $63.8 million and $1.30 per diluted share for the first nine months of 2005. The increase in net income was primarily attributable to increased sales, gross margin expansion, decreases in the SG&A expenses as a percent of net sales, decrease in interest expense, the 2005 loss on debt extinguishment somewhat offset by increases in depreciation and amortization and other expense and an increase in the effective tax rate of 1.3%.
Liquidity and Capital Resources
     Total assets at September 30, 2006 and December 31, 2005 were $1.9 billion and $1.7 billion, respectively, for an increase of $.2 billion. Contributing to the increase in total assets was an increase in accounts receivable of $147.4 million from an increase of $82 million in the subordinated retained interest in accounts receivable related to the accounts receivable securitization program and from an increase in the level of accounts receivable as a result of increased sales, and a $41.4 million increase in inventory as a result of the increased level of sales. Total liabilities at September 30, 2006 compared to December 31, 2005 increased by $13.2 million to $1.2 billion. Contributing to the increase in total liabilities was an increase in accounts payable of $33.5 million as a result of increased cost of sales and inventory; increase in bank overdrafts of $13.4 million; and, the increase in accrued income taxes of $14.8 million related to the increase in taxable income. Decreases in total liabilities were primarily from decreases in short-term and long term debt of $48.9 million related to the $29 million payment of the revolving credit facility and the $20 million payment of the Bruckner note.
     Our liquidity needs arise from working capital requirements, capital expenditures, acquisitions and debt service obligations. In addition, an acquisition agreement to which we are a party contains contingent consideration for the final acquisition payment which management has estimated will be $1.1 million and paid in 2007 and is included in the current portion of deferred acquisition payable of $4.6 million at September 30, 2006.

     We finance our operating and investing needs, as follows:
     Revolving Credit Facility
     The revolving credit facility matures in June 2010 and provides for an aggregate borrowing limit of up to $275 million. During the nine months ended September 30, 2006, borrowings were $215.9 million and repayments were $244.9 million, with no outstanding balance at September 30, 2006, and, consequently, we were not subject to any covenants in the agreement governing the revolving credit facility.
     Mortgage Financing Facility
     In February 2003, we finalized a $51 million mortgage financing facility, $47.3 million of which was outstanding as of September 30, 2006. Borrowings under the mortgage financing are collateralized by 75 domestic properties and are subject to a 22-year amortization schedule with a balloon payment due at the end of the 10-year term. Interest rates on borrowings under this facility are fixed at 6.5%.
     Bruckner Note Payable
     Pursuant to the Bruckner purchase agreement and in accordance with the terms of a promissory note, the remaining payment of $20 million was paid in June 2006.
     7.50% Senior Subordinated Notes due 2017
     At September 30, 2006, $150 million in aggregate principal amount of the 7.50% Senior Subordinated Notes due 2017 (the “2017 Notes”) were outstanding. The 2017 Notes were issued by WESCO Distribution under an indenture dated as of September 27, 2005 with The Bank of New York (as successor to J.P. Morgan Trust Company, National Association), as Trustee, and are unconditionally guaranteed on an unsecured basis by WESCO International. The 2017 Notes accrue interest at the rate of 7.50% per annum and are payable in cash semi-annually in arrears on each April 15 and October 15.
     2.625% Convertible Senior Debentures due 2025
     At September 30, 2006, $150 million in aggregate principle amount of the 2.625% Convertible Senior Debentures due 2025 (the “2025 Debentures”) was outstanding. The 2025 Debentures were issued by WESCO International under an indenture dated as of September 27, 2005 with The Bank of New York (as successor to J.P. Morgan Trust Company, National Association), as Trustee, and are unconditionally guaranteed on an unsecured senior subordinated basis by WESCO Distribution. The 2025 Debentures accrue interest at the rate of 2.625% per annum and are payable in cash semi-annually in arrears on each April 15 and October 15. Beginning with the six-month interest period commencing October 15, 2010, we also will pay contingent interest in cash during any six-month interest period in which the trading price of the 2025 Debentures for each of the five trading days ending on the second trading day immediately preceding the first day of the applicable six-month interest period equals or exceeds 120% of the principal amount of the 2025 Debentures. During any interest period when contingent interest shall be payable, the contingent interest payable per $1,000 principal amount of 2025 Debentures will equal 0.25% of the average trading price of $1,000 principal amount of the 2025 Debentures during the five trading days immediately preceding the first day of the applicable six-month interest period. As defined in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities the contingent interest feature of the 2025 Debentures is an embedded derivate that is not considered clearly and closely related to the host contract. The contingent interest component had a nominal value at issuance and at September 30, 2006.
     The 2025 Debentures are convertible into cash and, in certain circumstances, shares of WESCO International, Inc.’s common stock, $0.01 par value, at any time on or after October 15, 2023, or prior to October 15, 2023 in certain circumstances. The 2025 Debentures will be convertible based on an initial conversion rate of 23.8872 shares of common stock per $1,000 principal amount of the 2025 Debentures (equivalent to an initial conversion price of approximately $41.86 per share). The conversion rate and the conversion price may be adjusted under certain circumstances.
     At any time on or after October 15, 2010, we may redeem all or a part of the 2025 Debentures at a redemption price equal to 100% of the principal amount of the 2025 Debentures plus accrued and unpaid interest (including contingent interest and additional interest, if any) to, but not including, the redemption date. Holders of 2025 Debentures may require us to repurchase all or a portion of their 2025 Debentures on October 15, 2010, October 15, 2015 and October 15, 2020 at a cash repurchase price equal to 100% of the principal amount of the 2025 Debentures, plus accrued and unpaid interest (including contingent interest and additional interest, if any) to, but not including, the repurchase date. If we undergo certain fundamental changes prior to maturity, holders of 2025 Debentures will have the right, at their option, to require us to repurchase for cash some or all of their 2025 Debentures at a repurchase price equal to 100% of the principal amount of the 2025 Debentures being repurchased, plus accrued and unpaid interest (including contingent interest and additional interest, if any) to, but not including, the repurchase date.

Cash Flow
     Operating Activities-2006. Cash provided by operating activities for the first nine months of 2006 totaled $65.1 million primarily as the result of net income of $159 million, adjusted for, among other items, depreciation and amortization of $19.3 million of which $7.4 million is related to two acquisitions in the second half of 2005, stock-based compensation of $8.5 million and the reclassification of $26.7 million related to the excess tax benefit from stock-based compensation expense. Cash provided by operating activities in the first nine months of 2006 included $37.7 million from prepaid expenses and $30.5 million in accounts payable related to increased sales and inventory. Additionally, $13.5 million was provided from other current and noncurrent liabilities of which $14.8 million is related to an increase in accrued income taxes related to increased taxable income and $1.6 million increase in accrued acquisition related expenses related to the Carlton-Bates acquisition. Cash used by operating activities in the first nine months of 2006 included: $82 million reduction in the receivables facility; $51.8 million increase in trade and other receivables resulting from higher sales volume; and, $38.7 million increase in inventories to accommodate increased sales demand.
     Operating Activities-2005. Cash provided by operating activities during the first nine months of 2005 totaled $166.1 million as the result of net income of $63.8 million, adjusted for, among other items, $1.9 million related to the loss on debt extinguishment, $11.3 million of depreciation and amortization and $5.6 million of stock-based compensation. Cash provided by operating activities in the first nine months of 2005 included: $102.0 million related to the receivables facility; $2.7 million related to prepaid and other current assets and $98.4 million related to accounts payable from increased inventory purchases related to increased sales. Cash used in the first nine months of 2005 for operating activities included: $110.5 million in trade and accounts receivable resulting from higher sales volume; $14.3 million in inventories to accommodate increased sales demand and $7.3 million in accrued payroll and benefit costs primarily related to incentive compensation.
     Investing Activities. Net cash used in investing activities for the first nine months of 2006 and 2005 was $21.6 million and $288.1 million, respectively, of which capital expenditures were $14.9 million and $11 million, respectively, and expenditures of $10.9 million in 2006 and $1 million in 2005 were made pursuant to the terms of an acquisition purchase agreement. Additionally, in the third quarter of 2005 $248.5 million and $28.7 million were expended in connection with the acquisitions of Carlton-Bates Company and Fastec Industrial Corp., respectively.
     Financing Activities. Net cash used by financing activities for the first nine months of 2006 was $6.3 million and net cash provided by financing activities for the first nine months of 2005 was $147.9 million. During the first nine months of 2006, borrowings and repayments of long-term debt of $265.4 million and $294.4 million, respectively, were related to our revolving credit facility and repayments of $20 million related to the Bruckner Note Payable and $1.0 million related to our mortgage financing facility. During the first nine months of 2005, proceeds from the issuance of long-term debt were from issuance of the 2017 Notes of $150 million and from issuance of the 2025 Debentures of $150 million. During the first nine months of 2005, the Company redeemed $123.8 million in aggregate principal amount of the 2008 Notes. During the first nine months of 2005, borrowings and repayments of long-term debt each in the amount of $171 million were related to our revolving credit facility and repayments of $30 million were related to the Bruckner Note Payable. During the first nine months of 2006 and 2005, the proceeds from the exercise of stock-based compensation arrangements were $6.5 million and $6 million, respectively. During the first nine months of 2006, expenditures of $0.6 million were made in conjunction with the issuance of the 2017 Notes and the 2025 Debentures. During the first nine months of 2005, expenditures of $0.9 million were made in conjunction with the amendments to the revolving credit facility and the receivables facility and expenditures of $8.2 million were made for debt issuance costs related to our 2017 Notes and the 2025 Debentures.
Contractual Cash Obligations and Other Commercial Commitments
     There have not been any material changes in our contractual obligations and other commercial commitments that would require an update to the disclosure provided in our 2005 Annual Report on Form 10-K. Management believes that cash generated from operations, together with amounts available under our revolving credit facility and the accounts receivable securitization facility, will be sufficient to meet our working capital, capital expenditures and other cash requirements for the foreseeable future. There can be no assurances, however, that this will be or will continue to be the case.

Off-Balance Sheet Arrangements
Accounts Receivable Securitization Facility
     We maintain a Receivables Facility that had a total purchase commitment of $400 million as of September 30, 2006. The Receivables Facility has a term of three years and is subject to renewal in May 2008. Under the Receivables Facility, we sell, on a continuous basis, the undivided interest in all domestic accounts receivable to WESCO Receivables Corporation, a wholly owned special purpose entity (“SPE”). The SPE sells, without recourse, to a third-party conduit, all the eligible receivables while maintaining a subordinated interest, in the form of overcollateralization, in a portion of the receivables. We have agreed to continue servicing the sold receivables for the financial institution at market rates; accordingly, no servicing asset or liability has been recorded. As of September 30, 2006, $315 million in funding was outstanding under the Receivables Facility.
Inflation
     The rate of inflation affects different commodities and the cost of products purchased and ultimately the pricing of our different products and product classes to our customers. On an overall basis, our pricing related to inflation comprised an estimated $60 to $65 million of our sales growth for the three months ended September 30, 2006 and an estimated $200 to $215 million of our sales growth for the nine months ended September 30, 2006.
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
Impact of Recently Issued Accounting Standards
     In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140 which amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 156”), with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement clarifies when servicing rights should be separately accounted for, requires companies to account for separately recognized servicing rights initially at fair value, and gives companies the option of subsequently accounting for those servicing rights at either fair value or under the amortization method. SFAS 156 is effective for fiscal years beginning after September 15, 2006. Consistent with its requirements, we will adopt SFAS 156 on January 1, 2007. We do not anticipate that the adoption of SFAS 156 will have a material impact on our financial position or results of operations and cash flows.
     In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”). This statement clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. Consistent with its requirements, we will adopt FIN 48 on January 1, 2007. We are currently evaluating the effect that implementation of FIN 48 will have on our financial position, results of operations and cash flows.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the effect that implementation of SFAS 157 will have on our financial position, results of operations, and cash flows.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risks
     There have not been any material changes to our exposures to market risk during the quarter ended September 30, 2006 that would require an update to the disclosures provided in our 2005 Annual Report on Form 10-K.
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
     Changes in Internal Control Over Financial Reporting
      As a result of our acquisitions of Carlton-Bates Company and Fastec Industrial Corp in the third quarter of 2005, our internal control over financial reporting now includes the operations of those businesses. These controls will be incorporated into our Section 404 assessment for 2006. During the third quarter of 2006, there were no other changes in our internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     We are a defendant in a lawsuit in a state court in Florida in which a former supplier alleges that we failed to fulfill our commercial obligations to purchase product and seeks monetary damages in excess of $17 million. We believe that we have meritorious defenses. Neither the outcome nor the monetary impact of this litigation can be predicted at this time. A trial is scheduled for March 2007.
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

WESCO International, Inc.

Date: November 9, 2006	/s/ Stephen A. Van Oss

Stephen A. Van Oss
Senior Vice President, Chief Financial and Administrative Officer