Form 10-K
period 2006-12-31
WESCO INTERNATIONAL INC
filed 2007-03-01
CIK 929008

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to ___
Commission file number 001-14989
WESCO International, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	25-1723342 (I.R.S. Employer Identification No.)

225 West Station Square Drive Suite 700 Pittsburgh, Pennsylvania (Address of principal executive offices)	15219 (Zip Code)
(412) 454-2200
(Registrant’s telephone number, including area code)
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Class	Name of Exchange on which registered

Common Stock, par value $.01 per share	New York Stock Exchange
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑       Accelerated filer ☐      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The registrant estimates that the aggregate market value of the voting shares held by non-affiliates of the registrant was approximately $3,285.6 million as of June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price on the New York Stock Exchange for such stock.
     As of February 27, 2007, 48,864,640 shares of Common Stock, par value $.01 per share, of the registrant were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
     Part II of this Form 10-K incorporates by reference certain information from the registrant’s 2006 Annual Report to Shareholders (Annual Report). Part III of this Form 10-K incorporates by reference portions of the registrant’s Proxy Statement for its 2007 Annual Meeting of Stockholders.

WESCO INTERNATIONAL, INC.
Annual Report on Form 10-K for the Fiscal Year Ended
December 31, 2006

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
The Company
     With sales of $5.3 billion in 2006, WESCO International, Inc., incorporated in 1993, is a leading North American provider of electrical construction products and electrical and industrial maintenance, repair and operating supplies, commonly referred to as “MRO.” We have more than 400 full service branches and seven distribution centers located in the United States, Canada, Mexico, Guam, the United Kingdom, Nigeria, United Arab Emirates and Singapore. We serve approximately 110,000 customers worldwide, offering more than 1,000,000 products from more than 29,000 suppliers utilizing a highly automated, proprietary electronic procurement and inventory replenishment system.. Our leading market positions, experienced workforce, extensive geographic reach, broad product and service offerings and acquisition program have enabled us to grow our market position.
Industry Overview
     The electrical distribution industry serves customers in a number of markets including the industrial, electrical contractors, utility, commercial, residential, government and institutional markets. Electrical distributors provide logistical and technical services for customers along with a wide range of products typically required for the construction and maintenance of electrical supply networks, including wire, lighting, distribution and control equipment and a wide variety of electrical supplies. Many customers demand that distributors provide a broader and more complex package of services as they seek to outsource non-core functions and achieve cost savings in purchasing, inventory and supply chain management.
     Electrical Distribution. According to Electrical Wholesaling Magazine, the U.S. electrical wholesale distribution industry had forecasted sales of approximately $84 billion in 2006. According to published sources, our industry has grown at an approximate 6% compounded annual rate over the past 20 years. This expansion has been driven by general economic growth, increased price levels for key commodities, increased use of electrical products in businesses and industries, new products and technologies and customers who are seeking to more efficiently purchase a broad range of products and services from a single supplier, thereby eliminating the costs and expenses of purchasing directly from manufacturers or multiple sources. The U.S. electrical distribution industry is highly fragmented. In 2005, the latest year for which market share data is available, the four national distributors, including us, accounted for approximately 20% of estimated total industry sales.
     Integrated Supply. The market for integrated supply services has grown rapidly in recent years. Growth has been driven primarily by the desire of large industrial companies to reduce operating expenses by implementing comprehensive third-party programs, which outsource cost-intensive procurement, stocking and administrative functions associated with the purchase and consumption of MRO supplies. For some of our customers, we believe these costs can account for up to 35% of the total costs for MRO products and services. We believe that significant opportunities exist for further expansion of integrated supply services, as the total potential in the United States for purchases of industrial MRO supply and services through all channels is currently estimated to be approximately $400 billion.
Business Strategy
     Our goal is to grow earnings at a faster rate than sales by continuing to focus on margin enhancement and continuous productivity improvement. Our growth strategy utilizes our existing strengths and focuses on developing new market segment initiatives and enhanced sales management programs to position us to grow at a faster rate than the industry.
     Enhance Our Leadership Position in Electrical Distribution. We will continue to capitalize on our extensive market presence and brand equity in the WESCO name to grow our market position in electrical distribution. As a result of our extensive geographical coverage, effective information systems and value-added products and services, we believe we have become a leader in serving several important and growing markets. We are focusing our sales and marketing efforts in three primary areas:
•	expanding our product and service offerings to existing customers in industries we currently serve;

•	targeting new customers within vertical markets that provide significant growth opportunities; and

•	providing new and existing customers compliance solutions to government regulations and safety concerns

     Continue to Grow Our Premier Position in National Accounts. From 2003 through 2006, revenue from our national accounts program increased at a compound annual growth rate of approximately 14%. We plan to continue to invest in the expansion of this program. Through our national accounts program, we coordinate electrical and industrial MRO procurement and purchasing activities across multiple locations, primarily for large industrial and commercial companies and for electric utilities. We have preferred supplier relationships with more than 290 companies, providing us with a recurring base of revenue through multi-year agreements with these companies. Our objective is to continue to increase revenue from our national account customers by:
•	offering existing national account customers new products and services, such as our integrated supply services and serving additional customer locations;

•	expanding our customer base by capitalizing on our existing industry expertise and supply chain capabilities; and

•	maintaining close coordination with multi-location contractor customers on their major project requirements.
     Extend Our Leadership Position in Integrated Supply Services. We provide a full complement of outsourcing solutions, focusing on improving the supply chain management process for our customers’ indirect purchases. Our integrated supply programs replace the traditional multi-vendor, resource-intensive procurement process with a single, outsourced, fully automated process capable of managing all MRO and related service requirements. Our solutions range from timely product delivery to assuming full responsibility for the entire procurement function. Our customers include some of the largest industrial companies in the United States. We plan to expand our leadership position as the largest integrated supply services provider in the United States by building upon established relationships within our large customer base and premier supplier network, to meet customers’ continued interest in outsourcing.
     Gain Share in Fragmented Local Markets. Significant opportunities exist to gain market share in highly fragmented local markets. We intend to increase our market share in key geographic markets through a combination of increased sales and marketing efforts at existing branches, acquisitions that expand our product and customer base and new branch openings.
     Expand our LEAN Initiative. LEAN driven continuous improvement is a company-wide, strategic initiative to increase productivity across the entire enterprise, including sales, operations and administrative processes. The basic principles behind LEAN are to rapidly identify and implement improvements through simplification, elimination of waste and reducing errors throughout a defined process. WESCO has been highly successful in applying LEAN in a distribution environment, and has developed and deployed numerous initiatives through the Kaizen approach. The initiatives are primarily centered around our branch operations and target nine key areas: sales, pricing, warehouse operations, transportation, purchasing, inventory, accounts receivable, accounts payable and administrative processes. In 2007, our objective is to continue to implement the initiatives across our branch locations and headquarters operations, consistent with our long-term strategy of continuously refining and improving our processes to achieve both sales and operational excellence.
     Pursue Strategic Acquisitions. Since 1995, we have completed and successfully integrated 28 acquisitions. Our most recent acquisition was completed in November 2006. We believe that the highly fragmented nature of the electrical and industrial MRO distribution industry will continue to provide us with acquisition opportunities. We expect that any future acquisitions will be financed with internally generated funds, additional debt and/or the issuance of equity securities. However, our ability to make acquisitions will be subject to our compliance with certain conditions under the terms of our revolving credit facility. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources,” for a further description of the revolving credit facility.
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

     Expand Our International Operations. Our international sales, the majority of which are in Canada, accounted for approximately 13% of total sales in 2006. We believe that there is significant additional demand for our products and services outside the United States and Canada. Many of our multinational domestic customers are seeking distribution, integrated supply and project management solutions globally. We follow our established customers and pursue business that we believe utilizes and extends our existing capabilities. We believe this strategy of working through well-developed customer and supplier relationships significantly reduces risk and provides the opportunity to establish profitable incremental business.
Competitive Strengths
     We believe the following strengths are central to the successful execution of our business strategy:
     Market Leadership. Our ability to manage large construction projects, complex multi-site plant maintenance programs, procurement projects that require special sourcing, technical advice, logistical support and locally based service has enabled us to establish leadership positions in our principal markets. We have utilized these skills to generate significant revenues in industries with intensive use of electrical and MRO products, including electrical contracting, utilities, original equipment manufacturers (“OEM”) and process manufacturing and other commercial, institutional and governmental entities. We also have extended our position within these industries to expand our customer base.
     Value-added Services. We provide a wide range of services and procurement solutions that draw on our product knowledge, supply and logistics expertise and systems capabilities, enabling our customers with large operations and multiple locations to reduce supply chain costs and improve efficiency. Our geographical coverage is essential to our ability to provide these services. We have an extensive branch network which complements our national sales and marketing activities with local customer service, product information and technical support, order fulfillment and a variety of other on-site services.
     Broad Product Offering. We provide our customers with a broad product selection consisting of more than 1,000,000 electrical, industrial, data communications, MRO and utility products sourced from more than 29,000 suppliers. Our broad product offering and stable source of supply enables us to meet virtually all of a customer’s electrical product and MRO requirements.
     Extensive Distribution Network. We are a full-line distributor of electrical supplies and equipment with operations in the United States, Canada, Mexico, Guam, the United Kingdom, Nigeria, United Arab Emirates and Singapore. We operate more than 400 branch locations and seven distribution centers (five in the United States and two in Canada). This extensive network, which would be extremely difficult and expensive to duplicate, allows us to:
•	maintain localized customer service, technical support and sales coverage;

•	tailor branch products and services to local customer needs;

•	offer multi-site distribution capabilities to large customers and national accounts; and

•	provide same-day deliveries.
Low Cost Operator. Our competitive position has been enhanced by our low cost position, which is based on:
•	extensive use of automation and technology;

•	centralization of functions such as purchasing, accounting and information systems;

•	strategically located distribution centers;

•	purchasing economies of scale; and

•	incentive programs that increase productivity and encourage entrepreneurship.
     As a result of these factors, we believe that our operating costs as a percentage of sales is one of the lowest in our industry. Our selling, general and administrative expenses as a percentage of revenues for 2006 decreased to 13%, significantly below our peer group 2005 average of approximately 20%, according to the National Association of Electrical Distributors. Our low cost position enables us to generate a significant amount of net cash flow, as the amount of capital investment required to maintain our business is relatively low. Consequently, more of the cash we generate is available for debt reduction, continued investment in the growth of the business and strategic acquisitions.

Products and Services
Products
     Our network of branches and distribution centers stock more than 250,000 unique product stock keeping units (“SKUs”). Each branch tailors its inventory to meet the needs of the customers in its local market, stocking an average of approximately 2,500 SKUs. Our business allows our customers to access more than 1,000,000 products.
     Representative products and services that we offer include:
•	Electrical Supplies. Wiring devices, fuses, terminals, connectors, boxes, enclosures, fittings, lugs, terminations, tape, and splicing and marking equipment;

•	Industrial Supplies. Tools and testers, safety and security, fall protection, personal protection, consumables, fasteners, janitorial and other MRO supplies;

•	Power Distribution. Circuit breakers, transformers, switchboards, panel boards, metering products and busway products;

•	Lighting. Lamps, fixtures, ballasts and lighting control products; · Wire and Conduit. Wire, cable, raceway, metallic and non-metallic conduit;

•	Control, Automation and Motors. Motor control devices, drives, surge and power protection, relays, timers, pushbuttons and operator interfaces; and

•	Data Communications. Structured cabling systems, low voltage specialty systems and specialty wire and cable products.
     We purchase products from a diverse group of more than 29,000 suppliers. In 2006, our ten largest suppliers accounted for approximately 33% of our purchases. The largest of these was Eaton Corporation, through its Eaton Electrical division, accounting for approximately 12% of total purchases. No other supplier accounted for more than 5% of total purchases.
     Our supplier relationships are important to us, providing access to a wide range of products, technical training and sales and marketing support. We have preferred supplier agreements with more than 230 of our suppliers and purchase over 60% of our inventory pursuant to these agreements. Consistent with industry practice, most of our agreements with suppliers, including both distribution agreements and preferred supplier agreements, are terminable by either party on 60 days notice or less.
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
Markets and Customers
     We have a large base of approximately 110,000 customers diversified across our principal markets. Our top ten customers accounted for approximately 11% of our sales. No customer accounted for more than 3% of our total sales in 2006.
     Industrial Customers. Sales to industrial customers, which include numerous manufacturing and process industries accounted for approximately 42% of our sales in 2006. We provide products and services for MRO and OEM use. MRO products are needed to maintain and upgrade the electrical and communications networks at industrial sites. Expenditures are greatest in the heavy process industries, such as food processing, metals, pulp and paper and petrochemical. MRO product categories in addition to electrical supplies include, among others, lubricants, pipe, valves and fittings, fasteners, cutting tools and power transmission products. OEMs typically require a reliable, high-volume supply of products or components to incorporate into their own products. Customers in this market are particularly service and price sensitive due to the volume and the critical nature of the product used, and they also expect value-added services such as design and technical support, just-in-time supply and electronic commerce.
     Electrical Contractors. Sales to electrical contractors accounted for approximately 34% of our sales in 2006. Customers range from large contractors for major industrial and commercial projects to small residential contractors. We primarily serve large contractors, Electrical products purchased by electrical subcontractors typically account for approximately 40% to 50% of their installed project cost, making accurate cost estimates and competitive material costs critical to a contractor’s success in obtaining profitable projects.
     Utilities. Sales to utilities and specialty utility contractors accounted for approximately 17% of our sales in 2006. This market includes large investor-owned utilities, rural electric cooperatives and municipal power authorities. We provide our utility customers with transmission and distribution products and an extensive range of supplies to meet their power plant MRO and capital projects needs. Full materials management and procurement outsourcing arrangements are also important in this market as cost pressures and deregulation cause utility customers to streamline purchasing and inventory control practices.
     Commercial, Institutional and Governmental (“CIG”) Customers. Sales to CIG customers accounted for approximately 6% of our sales in 2006. This fragmented market includes schools, hospitals, property management firms, retailers and government agencies of all types. We have a platform to sell integrated lighting control and distribution equipment in a single package for multi-site specialty retailers, restaurant chains and department stores.
Distribution Network
     Branch Network. We have more than 400 branches, of which approximately 340 are located in the United States, about 50 are located in Canada and the remainder located in Mexico, Guam, the United Kingdom, Nigeria, United Arab Emirates and Singapore. In addition to consolidations in connection with acquisitions, we occasionally open, close or consolidate existing branch locations to improve market coverage and operating efficiency.
     Distribution Centers. To support our branch network, we have seven distribution centers located in the United States and Canada, with facilities located near Pittsburgh, Pennsylvania, serving the Northeast and Midwest United States; near Reno, Nevada, serving the Western United States; near Memphis, Tennessee, serving the Southeast and Central United States; near Dayton, Ohio, serving the Midwest United States; in Little Rock, Arkansas, serving the Northeast, Central and Western United States; near Montreal, Quebec, serving Eastern and Central Canada; and near Vancouver, British Columbia, serving Western Canada.
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

Sales Organization
     Sales Force. Our general sales force is based at the local branches and is comprised of approximately 2,600 of our employees, almost half of whom are outside sales representatives with the remainder being inside sales personnel. They are responsible for making direct customer calls, performing on-site technical support, generating new customer relations and developing existing territories. The inside sales force is a key point of contact for responding to routine customer inquiries such as price and availability requests and for entering and tracking orders.
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
     Data Communications. Sales of structured cabling systems, low voltage specialty systems and specialty wire and cable products are generated by the sales force at our subsidiaries which specialize in the sales of these products, as well as by our general sales force. The group is led by an experienced management team with dedicated resources in the areas of sales, marketing, product management, purchasing, inventory control, operations, credit and customer service.
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
     We continue to enhance “WESCO Express,” a direct ship fulfillment operation responsible for supporting smaller customers and select national account locations. Customers can order from more than 68,000 electrical and data communications products stocked in our warehouses through a centralized customer service center or over the Internet at www.WESCOdirect.com. We also use a proactive sales approach utilizing catalogs, direct mail, e-mail and personal phone selling to provide a high level of customer service. Our 2006-2007 WESCO’s Buyers Guide® was produced and released in 2006.
International Operations
     To serve the Canadian market, we operate a network of approximately 50 branches in nine provinces. Branch operations are supported by two distribution centers located near Montreal and Vancouver. With sales of approximately US$599 million, sales in Canada represented approximately 11% of our total sales in 2006. The Canadian market for electrical distribution is considerably smaller than the U.S. market, with roughly US$4.9 billion in total sales in 2006, according to the Canadian Distribution Council.
     We also have six locations in Mexico, headquartered in Tlalnepantla, that serve all of metropolitan Mexico City, the Federal District, Tobasco and the states of Campeche, Chihuahua, Hidalgo, Mexico, Morelos and Nuevo Leon.
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

     The following table sets forth information about us by geographic area:

	Net Sales			Long-Lived Assets
	Year Ended December 31,			December 31,
(In thousands)	2006	2005	2004	2006	2005	2004
United States	$4,606,783	$3,829,755	$3,265,280	$1,193,586	$728,329	$488,787
Foreign Operations
Canada	599,244	499,817	394,375	13,177	12,375	11,958
Other foreign	114,576	91,531	81,598	750	1,592	1,194

Subtotal Foreign Operations	713,820	591,348	475,973	13,927	13,967	13,152

Total U.S. and Foreign	$5,320,603	$4,421,103	$3,741,253	$1,207,513	$742,296	$501,939

Management Information Systems
     We have implemented data processing systems to provide support for a full range of business functions, such as customer service, inventory and logistics management, accounting and administrative support. Our branch information system, known as WESNET, is the primary data processing vehicle for all branch operations (other than our Bruckner Integrated Supply Division, Communications Supply Holding, Inc. (“Communications Supply”) and certain acquired branches). The WESNET system provides all of the basic day-to-day order management and order fulfillment functions. The WESNET application and server reside locally within each branch and provide us with a flexible and cost-effective approach to facilitate expansion and organizational growth. The distributed systems are connected to a centralized data processing center via a wide area network that provides a tightly coupled, yet flexible system.
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
     The centralized platform facilitates the processing of customer orders, shipping notices, suppliers’ purchase orders and funds transfer via EDI. We have long supported standard EDI with many trading partners. Over the years, we have added capability to support several other integration vehicles beyond standard EDI to better support our customers’ needs. The evolving integration capability allows us to seamlessly connect our information systems platform with those of our customers and suppliers. Our e-commerce purchasing and order fulfillment platform is a user-friendly platform that will be integrated with our legacy systems.
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
Competition
     We believe that we are the largest distributor in the estimated $84 billion U.S. electrical distribution industry and the largest provider of integrated supply services for MRO goods and services in the United States. We operate in a highly competitive and fragmented industry. We compete directly with national, regional and local providers of electrical and other industrial MRO supplies. In 2005, the latest year for which industry-published market share data is available, the four national distributors, including us, accounted for approximately 20% of estimated total industry sales. Competition is primarily focused on the local service area, and is generally based on product line breadth, product availability, service capabilities and price. Another source of competition is buying groups formed by smaller distributors to increase purchasing power and provide some cooperative marketing capability. While increased buying power may improve the competitive position of buying groups locally, we believe these groups have not been able to compete effectively with us for national account customers due to the difficulty in coordinating a diverse ownership group. Although certain Internet-based procurement service companies, auction businesses and trade exchanges remain in the marketplace, the impact on our business from these potential competitors has been minimal to date.

Employees
     As of December 31, 2006, we had approximately 7,100 employees worldwide, of which approximately 6,300 were located in the United States and approximately 800 in Canada and our other international locations. Less than 5% of our employees are represented by unions. We believe our labor relations are generally good.
Intellectual Property
     We currently have trademarks and service marks registered with the U.S. Patent and Trademark Office. The registered trademarks and service marks include: “WESCO®”, our corporate logo, the running man logo, the running man in box logo, “WESCO Buyers Guide®”, and “The Extra Effort People®”. In 2005, two trademarks, “C-B Only the Best is Good Enough®” and “LADD®,” were added as a result of the acquisition of Carlton-Bates Company. In addition, multiple trademarks and service marks were acquired in 2006 as a result of the Communications Supply Holdings, Inc. acquisition, including the primary marks of “CSC®”, “CSC and design”, and “Liberty Wire & Cable®”. “WESCO”, our corporate logo, the running man logo, and “WESCO Buyers Guide” trademarks and service mark applications for registration have been filed in various foreign jurisdictions, including Canada, Mexico, the United Kingdom, Singapore, China, and the European Community. The foreign trademark for “WESCO Buyers Guide®” was registered in Canada in August 2006.
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
Website Access
     Our Internet address is www.wesco.com. Information contained on our website is not part of, and should not be construed as being incorporated by reference into, this Annual Report on Form 10-K. We make available free of charge under the “Investors” heading on our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as proxy and information statements, as soon as reasonably practicable after such documents are electronically filed or furnished, as applicable, with the Securities and Exchange Commission (the “SEC”). You also may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers like us who file electronically with the SEC.

     In addition, our Charters for our Executive Committee, Nominating and Governance Committee, Audit Committee and Compensation Committee, as well as our Independence Standards, our Governance Guidelines and our Code of Ethics and Business Conduct for our directors, officers and employees, are all available on our website in the “Corporate Governance” link under the “Investors” heading.
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

Executive Officers
     Our executive officers and their respective ages and positions as of December 31, 2006 are set forth below.

Name	Age	Position

Roy W. Haley	60	Chairman and Chief Executive Officer
John J. Engel	44	Senior Vice President and Chief Operating Officer
Stephen A. Van Oss	52	Senior Vice President and Chief Financial and Administrative Officer
William E. Cenk	49	Vice President, Operations
William M. Goodwin	61	Vice President, Operations
Steven J. Riordan	53	Vice President, Operations
Robert B. Rosenbaum	49	Vice President, Operations
Donald H. Thimjon	63	Vice President, Operations
Ronald P. Van, Jr.	46	Vice President, Operations
Daniel A. Brailer	49	Vice President, Treasurer, Legal and Investor Relations
Marcy Smorey-Giger	35	Corporate Counsel and Secretary

     Set forth below is biographical information for our executive officers listed above.
     Roy W. Haley has been Chief Executive Officer of the Company since February 1994, and Chairman of the Board since 1998. From 1988 to 1993, Mr. Haley was an executive at American General Corporation, a diversified financial services company, where he served as Chief Operating Officer, as President and as a Director. Mr. Haley is also a Director of United Stationers, Inc. and Cambrex Corporation. He currently serves on the Federal Reserve Bank of Cleveland and was former Chairman of the Pittsburgh Branch of the Federal Reserve Bank of Cleveland.
     John J. Engel has been Senior Vice President and Chief Operating Officer since July 2004. Mr. Engel served from 2003 to 2004 as Senior Vice President and General Manager of Gateway, Inc. From 1999 to 2002, Mr. Engel served as an Executive Vice President and Senior Vice President of Perkin Elmer, Inc. In addition, Mr. Engel was a Vice President and General Manager of Allied Signal from 1994 to 1999 and held various management positions in General Electric from 1985 to 1994.
     Stephen A. Van Oss has been Senior Vice President and Chief Financial and Administrative Officer since July 2004 and, from 2000 to July 2004 served as the Vice President and Chief Financial Officer. Mr. Van Oss also served as our Director, Information Technology from 1997 to 2000 and as our Director, Acquisition Management in 1997. From 1995 to 1996, Mr. Van Oss served as Chief Operating Officer and Chief Financial Officer of Paper Back Recycling of America, Inc. He also held various management positions with Reliance Electric Corporation. Mr. Van Oss is also a director of Williams Scotsman International, Inc. and a member of its audit committee. Additionally, he is a trustee of Robert Morris University and serves on the audit, finance and development committees.
     William E. Cenk has been Vice President, Operations since April 2006. Mr. Cenk served as the Director of Marketing for us from 2000 to 2006. In addition, Mr. Cenk served in various leadership positions for our National Accounts and Marketing groups from 1994 through 1999.
     William M. Goodwin has been Vice President, Operations since March 1994. From 1987 to 1994 Mr. Goodwin served as a branch, district and region manager in various locations and also served as Managing Director of WESCOSA, a former Westinghouse-affiliated manufacturing and distribution business in Saudi Arabia.
     Steven J. Riordan has been Vice President, Operations since November 2006. From 1996 until 2006, Mr. Riordan was Chief Executive Officer and President of Communications Supply Holdings, Inc., a fully integrated national distributor of network infrastructure products that we acquired in November 2006.
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
     Daniel A. Brailer has been Vice President, Treasurer, Legal and Investor Relations since May 2006 and previously was Treasurer and Director of Investor Relations since March 1999. From 1982 to 1999, Mr. Brailer held various positions at Mellon Financial Corporation, most recently as Senior Vice President.
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
     As of December 31, 2006, we had $1.1 billion of consolidated indebtedness, including $150 million in aggregate principal amount of 7.50% Senior Subordinated Notes due 2017 (the “2017 Notes”), $150 million in aggregate principal amount of 2.625% Convertible Senior Debentures due 2025 (the “2025 Debentures”), and $300 million in aggregate principal amount of 1.75% Convertible Senior Debentures due 2026 (the “2026 Debentures” and together with the 2025 Debentures, the “Debentures”), and stockholders’ equity of $763.2 million. We and our subsidiaries may incur additional indebtedness in the future, subject to certain limitations contained in the instruments governing our indebtedness. These amounts include our accounts receivable securitization facility (the “Receivables Facility”), through which we sell up to $400 million of our accounts receivable to a third-party conduit. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.”
     Our debt service obligations have important consequences, including but not limited to the following:
•	a substantial portion of cash flow from our operations will be dedicated to the payment of principal and interest on our indebtedness, thereby reducing the funds available for operations, future business opportunities and acquisitions and other purposes, and increasing our vulnerability to adverse general economic and industry conditions;

•	our ability to obtain additional financing in the future may be limited;

•	we may be hindered in our ability to adjust rapidly to changing market conditions; and

•	we may be required to incur additional interest due to the contingent interest features of the Debentures, which are embedded derivatives.
     Our ability to make scheduled payments of principal and interest on our debt, refinance our indebtedness, make scheduled payments on our operating leases, fund planned capital expenditures or to finance acquisitions will depend on our future performance, which, to a certain extent, is subject to economic, financial, competitive and other factors beyond our control. There can be no assurance that our business will continue to generate sufficient cash flow from operations in the future to service our debt, make necessary capital expenditures or meet other cash needs. If unable to do so, we may be required to refinance all or a portion of our existing debt, to sell assets or to obtain additional financing.
     Our Receivables Facility has a three-year term and is subject to renewal in May 2008. There can be no assurance that available funding or any sale of assets or additional financing would be possible at the time of renewal in amounts or terms favorable to us, if at all.
     Over the next three years, we are obligated to pay approximately $401.8 million, of which $390.5 million is related to our Receivables Facility, $4.1 million is related to our mortgage credit facility, $3.7 million is related to notes payable associated with acquisitions, and $3.5 million is related to capital leases. Additionally, various acquisition agreements contain contingent consideration for final acquisition payments, which management has estimated will be $3.5 million and which is reported as deferred acquisition payable. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”
     Our debt agreements contain restrictions that may limit our ability to operate our business.
     Our credit facilities and the indenture governing WESCO Distribution’s senior subordinated indebtedness contain, and any of our future debt agreements may contain, certain covenant restrictions that limit our ability to operate our business, including restrictions on our ability to:
•	incur additional debt or issue guarantees;

•	create liens;

•	make certain investments;

•	enter into transactions with our affiliates;

•	sell certain assets;

•	make capital expenditures;

•	redeem capital stock or make other restricted payments;

•	declare or pay dividends or make other distributions to stockholders; and

•	merge or consolidate with any person.

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
     Holders of the Debentures have the right to require us to repurchase the respective Debentures on specified dates or upon the occurrence of a fundamental change prior to maturity. The occurrence of a change of control would also constitute an event of default under our credit facilities, requiring repayment of amounts outstanding thereunder, and the occurrence of a change of control would also enable holders of the 2017 Notes to require WESCO Distribution to repurchase such 2017 Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest and additional interest, if any. Any of our future debt agreements may contain similar provisions. We may not have sufficient funds to make the required repayments and repurchase at such time or the ability to arrange necessary financing on acceptable terms. In addition, our ability to repurchase the Debentures or the 2017 Notes in cash may be limited by law or the terms of other agreements relating to our debt outstanding at the time, including other credit facilities, which will limit our ability to purchase the Debentures or 2017 Notes for cash in certain circumstances. If we fail to repurchase the Debentures or 2017 Notes in cash as required by the respective indentures, it would constitute an event of default under the applicable indenture, which, in turn, would constitute an event of default under our credit facilities and the other indenture.
Provisions of the Debentures could discourage an acquisition of the Company by a third party.
     Certain provisions of the Debentures could make it more difficult or more expensive for a third party to acquire us. Upon the occurrence of certain transactions constituting a fundamental change, holders of the Debentures will have the right, at their option, to require us to repurchase all of their Debentures or any portion of the principal amount of such Debentures in integral multiples of $1,000. In addition, the occurrence of certain change of control transactions may result in the Debentures becoming convertible for additional shares or result in antidilution adjustments which may have an effect of making an acquisition of us less attractive. We may also be required to issue additional shares upon conversion or provide for conversion into the acquirer’s capital stock in the event of certain fundamental changes.
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

     Some of our existing competitors have, and new market entrants may have, greater financial and marketing resources than us. To the extent existing or future competitors seek to gain or retain market share by reducing prices, we may be required to lower our prices for current services, thereby adversely affecting financial results. Existing or future competitors also may seek to compete with us for acquisitions, which could have the effect of increasing the price and reducing the number of suitable acquisitions. In addition, it is possible that competitive pressures resulting from industry consolidation could affect our growth and profit margins.
Loss of key suppliers or lack of product availability could decrease sales and earnings.
     Most of our agreements with suppliers are terminable by either party on 60 days’ notice or less. Our ten largest suppliers in 2006 accounted for approximately 33% of our purchases for the period. Our largest supplier in 2006 was Eaton Corporation, through its Eaton Electrical division, accounting for approximately 12% of our purchases. The loss of, or a substantial decrease in the availability of, products from any of these suppliers, or the loss of key preferred supplier agreements, could have a material adverse effect on our business. Supply interruptions could arise from shortages of raw materials, labor disputes or weather conditions affecting products or shipments, transportation disruptions, or other reasons beyond our control. In addition, certain of our products, such as wire and conduit, are commodity-price-based products and may be subject to significant price fluctuations which are beyond our control. An interruption of operations at any of our distribution centers could have a material adverse effect on the operations of branches served by the affected distribution center. Furthermore, we cannot be certain that particular products or product lines will be available to us, or available in quantities sufficient to meet customer demand. Such limited product access could cause us to be at a competitive disadvantage.
Acquisitions that we may undertake would involve a number of inherent risks, any of which could cause us not to realize the benefits anticipated to result.
     We have historically expanded our operations through selected acquisitions of businesses and assets. Acquisitions involve various inherent risks, such as:
•	uncertainties in assessing the value, strengths, weaknesses, contingent and other liabilities and potential profitability of acquisition candidates;

•	the potential loss of key employees of an acquired business;

•	the ability to achieve identified operating and financial synergies anticipated to result from an acquisition or other transaction;

•	problems that could arise from the integration of the acquired business; and

•	unanticipated changes in business, industry or general economic conditions that affect the assumptions underlying the acquisition or other transaction rationale.
Any one or more of these factors could cause us not to realize the benefits anticipated to result from the acquisition of businesses or assets.
Goodwill and intangible assets recorded as a result of our acquisitions could become impaired.
     As of December 31, 2006, our goodwill and other intangible assets amounted to $1.1 billion, net of accumulated amortization. To the extent we do not generate sufficient cash flows to recover the net amount of any investments in goodwill and other intangible assets recorded, the investment could be considered impaired and subject to write-off. We expect to record further goodwill and other intangible assets as a result of future acquisitions we may complete. Future amortization of such other intangible assets or impairments, if any, of goodwill or intangible assets would adversely affect our results of operations in any given period.
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

Anti-takeover provisions could negatively impact our stockholders.
     Provisions of Delaware law and of our certificate of incorporation and bylaws could make it more difficult for a third-party to acquire control of us. For example, we are subject to Section 203 of the Delaware General Corporation Law, which would make it more difficult for another party to acquire us without the approval of our Board of Directors. Our Board of Directors is divided into three classes, with each class serving a three-year term. Additionally, our Restated Certificate of Incorporation authorizes our Board of Directors to issue preferred stock without requiring any stockholder approval, and preferred stock could be issued as a defensive measure in response to a takeover proposal. These provisions could make it more difficult for a third-party to acquire us even if an acquisition might be in the best interest of our stockholders.
There may be future dilution of our common stock.
     To the extent options to purchase common stock under our stock option plans are exercised, holders of our common stock will incur dilution. Additionally, our Debentures include contingent conversion price provisions and options for settlement in shares, which would increase dilution to our stockholders.
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
Future sales of our common stock in the public market or issuance of securities senior to our common stock could adversely affect the trading price of our common stock and the value of the Debentures and our ability to raise funds in new stock offerings.
     Future sales of substantial amounts of our common stock or equity-related securities in the public market, or the perception that such sales could occur, could adversely affect prevailing trading prices of our common stock and the value of the Debentures and could impair our ability to raise capital through future offerings of equity or equity-related securities. No prediction can be made as to the effect, if any, that future sales of shares of common stock or the availability of shares of common stock for future sale will have on the trading price of our common stock or the value of the Debentures.
Item 1B. Unresolved Staff Comments.
Not applicable.
Item 2. Properties.
     We have approximately 400 branches, of which approximately 340 are located in the United States, approximately 50 are located in Canada and the remainder are located in Mexico, Guam, the United Kingdom, Nigeria, United Arab Emirates and Singapore. Approximately 22% of our branches are owned facilities, and the remainder are leased.
     The following table summarizes our distribution centers:

	Square Feet	Leased/Owned
Location
Warrendale, PA.	194,000	Owned
Sparks, NV	131,000	Leased
Byhalia, MS	148,000	Owned
Little Rock, AR	100,000	Leased
Dorval, QE	90,000	Leased
Burnaby, BC	65,000	Owned
Kettering, OH	48,000	Leased
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
     We are a defendant in a lawsuit in a state court in Florida in which a former supplier alleges that we failed to fulfill our commercial obligations to purchase product and seeks monetary damages in excess of $17 million. We believe that we have meritorious defenses. Neither the outcome nor the monetary impact of this litigation can be predicted at this time. A jury trial is scheduled for April 2007.
     Information relating to legal proceedings is included in Note 14, Commitments and Contingencies of the Notes to Consolidated Financial Statements and is incorporated herein by reference.
Item 4. Submission of Matters to a Vote of Security Holders.
No matters were submitted to a vote of our security holders during the fourth quarter of 2006.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
     The information specified in Item 201(e) of Regulation S-K is set forth under the caption “Stock Performance Graphs” of the Annual Report.
     Our common stock is listed on the New York Stock Exchange under the symbol “WCC.” As of February 27, 2007, there were 48,864,640 shares of common stock outstanding held by approximately 25 holders of record. We have not paid dividends on the common stock, and do not presently plan to pay dividends in the foreseeable future. It is currently expected that earnings will be retained and reinvested to support either business growth, share repurchases or debt reduction. In addition, our revolving credit facility and the indenture governing the 2017 Notes restrict our ability to pay dividends. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” The following table sets forth the high and low sales prices per share of our common stock, as reported on the New York Stock Exchange, for the periods indicated.

	Sales Prices
Quarter	High	Low

2005
First	$37.37	$27.12
Second	31.93	23.14
Third	35.35	30.69
Fourth	44.21	33.49

2006
First	$69.19	$43.00
Second	80.29	54.14
Third	70.65	55.36
Fourth	71.10	56.68
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
     In the past three years, we have issued unregistered securities in connection with the following transactions:
     In September 2005, WESCO Distribution sold $150.0 million aggregate principal amount of 2017 Notes to Goldman, Sachs & Co., Lehman Brothers Inc., UBS Securities LLC, Banc of America Securities LLC and Credit Suisse First Boston LLC, acting as initial purchasers, for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to non-U.S. persons outside the United States pursuant to Regulation S under the Securities Act. The 2017 Notes are unconditionally guaranteed by WESCO International on an unsecured senior basis. The aggregate offering price was $150.0 million, and the aggregate discounts and commissions were $3.0 million. Pursuant to an Exchange and Registration Rights Agreement with respect to the 2017 Notes and WESCO International’s guarantee of the 2017 Notes, WESCO International and WESCO Distribution filed a registration statement with the SEC to register an exchange enabling holders of the 2017 Notes to exchange the 2017 Notes and the guarantee of the 2017 Notes for publicly registered senior subordinated notes, and a similar unconditional guarantee of those notes by WESCO International, with substantially identical terms (except for terms relating to additional interest and transfer restrictions). All of the original $150.0 million in aggregate principal amount of the 2017 Notes were exchanged in the exchange offer. WESCO International and WESCO Distribution completed the exchange offer in July 2006.
     In September 2005, WESCO International sold $150.0 million aggregate principal amount of 2025 Debentures to Lehman Brothers Inc., Goldman Sachs & Co., UBS Securities LLC, Banc of America Securities LLC and Credit Suisse First Boston LLC, acting as initial purchasers, for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2025 Debentures are unconditionally guaranteed by WESCO Distribution on an unsecured senior basis. The aggregate offering price was $150.0 million, and the aggregate discounts and commissions were $3.8 million. A resale registration statement covering the outstanding 2025 debentures, the guarantee of the 2025 Debentures and the common stock into which the 2025 Debentures may be converted was declared effective by the SEC in June 2006.
     In November 2006, WESCO International sold $300.0 million aggregated principal amount of 2026 Debentures to Lehman Brothers Inc., Credit Suisse Securities (USA) LLC, Goldman, Sachs & Co. and J.P. Morgan Securities Inc., acting as initial purchasers, for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2026 Debentures are unconditionally guaranteed by WESCO Distribution on an unsecured senior basis. The aggregate offering price was $300.0 million, and the aggregate discounts and commissions were $7.5 million.

Item 6. Selected Financial Data.
     Selected financial data and significant events related to the Company’s financial results for the last five fiscal years are listed below. The financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Item 8 and with Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in Item 7.

	Year Ended December 31,
	2006		2005		2004		2003		2002
	(Dollars in millions, except share data)
Income Statement Data:
Net sales(1)	$5,320.6		$4,421.1		$3,741.3		$3,286.8		$3,325.8
Gross profit (2)	1,086.5		840.7		712.1		610.1		590.8
Selling, general and administrative expenses	692.9		612.8		544.5		501.5		494.4
Depreciation and amortization	28.7		18.6		18.1		22.5		19.8

Income from operations	364.9		209.3		149.5		86.1		76.6
Interest expense, net	24.6		30.2		40.8		42.3		43.0
Loss on debt extinguishment (3)	—		14.9		2.6		0.2		1.1
Other expenses(4)	22.8		13.3		6.6		4.5		6.6

Income before income taxes	317.5		150.9		99.5		39.1		25.9
Provision for income taxes(5)	100.2		47.4		34.6		9.1		2.8

Net income(1)	$217.3		$103.5		$64.9		$30.0		$23.1

Earnings per common share
Basic	$4.46		$2.20		$1.55		$0.67		$0.51
Diluted	$4.14		$2.10		$1.47		$0.65		$0.49
Weighted average common shares outstanding
Basic	48,724,343		47,085,524		41,838,034		44,631,459		45,033,964
Diluted	52,463,695		49,238,436		44,109,153		46,349,082		46,820,093

Other Financial Data:
Capital expenditures	$18.4		$14.2		$12.1		$8.4		$9.3
Net cash provided by operating activities	207.1		295.1		21.9		35.8		20.3
Net cash used by investing activities(1)	(558.0)		(291.0)		(46.3)		(9.2)		(23.1)
Net cash provided (used) by financing activities	402.1		(17.0)		30.7		(22.3)		(49.9)
Ratio of earnings to fixed charges(6)	9.5	x	4.7	x	2.9	x	1.7	x	1.5	x

Balance Sheet Data:
Total assets	$2,824.0		$1,651.2		$1,356.9		$1,161.2		$1,019.5
Total debt (including current portion and short-term debt)	1,140.3		403.6		417.6		422.2		418.0
Long-term obligations(7)	—		4.3		2.0		53.0		—
Stockholders’ equity	763.2		491.5		353.6		167.7		169.3

(1)	Reflects the impact of acquisitions completed in 2006 and 2005. See Note 5 to the consolidated financial statements.

(2)	Excludes depreciation and amortization.

(3)	Represents charges relating to the write-off of unamortized debt issuance and other costs associated with the early extinguishment of debt.

(4)	Represents costs relating to the sale of accounts receivable pursuant to our Receivables Facility. See Note 4 to the consolidated financial statements.

(5)	Benefits of $2.6 million and $5.3 million in 2003 and 2002, respectively, from the resolution of prior year tax contingencies resulted in an unusually low provision for income taxes.

(6)	For purposes of calculating the ratio of earnings to fixed charges, “earnings” represents income before income taxes plus fixed charges. “Fixed charges” consist of interest expense, amortization of deferred financing costs and the component of rental expense that management believes is representative of the interest component of rental expense.

(7)	Includes amounts due under earnout agreements for past acquisitions.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto included in Item 8 of this Annual Report on Form 10-K.
Company Overview
     In 2006, we achieved significant organic growth, completed a major acquisition, executed new initiatives to reduce cost, issued additional lower-cost debt and increased financing availability under our revolving credit agreement and Receivables Facility. In addition, we saw favorable market conditions that reflected improved activity levels in our major end markets. Our financial results reflect sales growth in our served markets, along with positive impact from our recent acquisitions and productivity initiatives. Sales increased 20.3% over the same period last year, and our gross margin percentage was 20.4% compared to 19.0% in the prior year. During 2006, sales from our recent acquisitions were $506.6 million and accounted for approximately 9.1% of the sales increase. Higher commodity prices, increased demand and favorable exchange rates, offset by reduced hurricane activity also contributed to the higher revenues. Operating income increased 74.4% to $365.0 million primarily from organic growth from the base business along with income from operations acquired in the third quarter of 2005. The combination of all these factors led to net income of $217.3 million, an increase of 110%. Diluted earnings per share increased 97% in 2006 to $4.14 compared with $2.10 in 2005.
     Our end markets consist of industrial, construction, utility and commercial, institutional and governmental customers. Our sales to reach these markets can be categorized as stock, direct ship and special order. Stock orders are filled directly from existing inventory and generally represent approximately 48% of total sales. Approximately 41% of our total sales are direct ship sales. Direct ship sales are typically custom-built products, large orders or products that are too bulky to be easily handled and, as a result, are shipped directly to the customer from the supplier. Special orders are for products that are not ordinarily stocked in inventory and are ordered based on a customer’s specific request. Special orders represent the remainder of total sales.
     We have historically financed our working capital requirements, capital expenditures, acquisitions and new branch openings through internally generated cash flow, borrowings under our credit facilities and funding through our Receivables Facility. Our acquisition of Communications Supply in November 2006 for approximately $536 million was financed using proceeds from the offering of our 2026 Debentures, borrowings from our revolving credit facility and Receivables Facility and cash from operations.
Cash Flow
     We generated $207.1 million in operating cash flow during 2006. Included in this amount were $6.5 million of cash outflow from a reduction in our Receivables Facility, whereby we sell, on a continuous basis, an undivided interest in all domestic accounts receivable to WESCO Receivables Corp., a wholly owned, special-purpose entity (“SPE”). Acquisition payments made in 2006 (net of cash acquired) were $530.1 million for the acquisition of Communications Supply, $5.5 million for purchase price adjustments related to the acquisition of Carlton-Bates and $4.9 million in earnout payments arising from prior acquisitions. In June 2006, we paid $20.0 million pursuant to the terms of a note payable relating to our acquisition in 1998 of Bruckner Supply Company, Inc. (“Bruckner”). During 2006, we received gross proceeds from the issuance of our 2026 Debentures of $300.0 million.
Financing Availability
     As of December 31, 2006, we had approximately $326.9 million in total available borrowing capacity under our revolving credit facility and had drawn $390.5 million under our Receivables Facility.
Outlook
     Management anticipates that overall economic growth will continue through 2007, and this is expected to lead to increased product demand and sales growth. Our continued focus on margin and operating productivity improvement should produce enhanced financial performance in 2007. We plan to use cash flow from operations plus our credit facilities to fund working capital requirements and capital expenditures, to pay down debt, to repurchase shares and to fund the cost of acquisitions, if any.

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
     Revenue Recognition
     Revenues are recognized for product sales when title, ownership and risk of loss pass to the customer, or for services when the service is rendered or evidence of a customer arrangement exists. In the case of stock sales and special orders, a sale occurs at the time of shipment from our distribution point, as the terms of our sales are FOB shipping point. In cases where we process customer orders but ship directly from our suppliers, revenue is recognized once product is shipped and title has passed. For some of our customers, we provide services such as inventory management or other specific support. Revenues are recognized upon evidence of fulfillment of the agreed upon services. In all cases, revenue is recognized once the sales price to our customer is fixed or is determinable and we have reasonable assurance as to the collectibility in accordance with Staff Accounting Bulletin No.104.
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
     Supplier Volume Rebates
     We receive rebates from certain suppliers based on contractual arrangements with them. Since there is a lag between actual purchases and the rebates received from the suppliers, we must estimate and accrue the approximate amount of rebates available at a specific date. We record the amounts as other accounts receivable on the balance sheet. The corresponding rebate income is recorded as a reduction of cost of goods sold. The appropriate level of such income is derived from the level of actual purchases made by us from suppliers, in accordance with the provisions of Emerging Issues Task Force (“EITF”) Issue No. 02-16, Accounting by a Reseller for Cash Consideration Received from a Vendor.
     Goodwill and Indefinite Life Intangible Assets
     As described in the notes to the consolidated financial statements, we test goodwill and indefinite life intangible assets for impairment annually or more frequently when events or circumstances occur indicating that their carrying value may not be recoverable. This process involves estimating fair value using discounted cash flow analyses. Considerable management judgment is necessary to estimate discounted future cash flows. Assumptions used for these estimated cash flows were based on a combination of historical results and current internal forecasts. Two primary assumptions were an average long-term revenue growth ranging from 3% to 17% depending on the end market served and a discount rate of 10%. We cannot predict certain events that could adversely affect the reported value of goodwill and indefinite life intangible assets, which totaled $977.4 million at December 31, 2006 and $560.6 million at December 31, 2005.

     Intangible Assets
     We account for certain economic benefits purchased as a result of our acquisitions, including customer relations, distribution agreements and trademarks, as intangible assets. Except for trademarks, which have an indefinite life, we amortize intangible assets over a useful life determined by the expected cash flows produced by such intangibles and their respective tax benefits. Useful lives vary between 3 and 19 years, depending on the specific intangible asset.
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
     Stock-Based Compensation
     Our stock-based employee compensation plans are comprised of fixed stock options and stock-settled stock appreciation rights. During the year ended December 31, 2003, we adopted the measurement provisions of SFAS No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation. Stock options awarded prior to 2003 were accounted for under the intrinsic value method (i.e. the difference between the market price on the exercise date and the price paid by the employee to exercise the options) under Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees.
     Beginning January 1, 2006, we adopted SFAS No. 123 (revised 2004) (“SFAS 123R”), Share-Based Payment, using the modified prospective method. Under SFAS 123R, compensation cost for all stock-based awards is measured at fair value on date of grant and compensation cost is recognized, net of estimated forfeitures, over the service period for awards expected to vest. The fair value of stock-based awards is determined using the Black-Scholes valuation model, which is consistent with the valuation techniques previously utilized for stock-based awards in footnote disclosures required under SFAS 123. Expected volatilities are based on historical volatility of our common stock. We estimate the expected life of the option or stock settled appreciation right using historical data pertaining to option exercises and employee terminations. The risk-free rate is based on the U.S. Treasury yields in effect at the time of grant. The forfeiture assumption is based on our historical employee behavior, which we review on an annual basis. No dividends are assumed.
     We recognized $11.7 million (including $0.1 million due to the adoption of SFAS 123R and related to the vesting in 2006 of options granted prior to January 1, 2003), $8.6, and $2.9 million of non-cash stock-based compensation expense, which is included in selling, general and administrative expenses, in 2006, 2005, and 2004 respectively.
     As of December 31, 2006, there was $20.5 million of total unrecognized compensation expense related to non-vested stock-based compensation arrangements for all awards previously made of which approximately $11.8 million is expected to be recognized in 2007, $6.5 million in 2008 and $2.2 million in 2009.
     Accounts Receivable Securitization Facility
     Under our Receivables Facility, we sell, on a continuous basis, all domestic accounts receivable to WESCO Receivables Corporation, a wholly owned SPE. The SPE sells, without recourse, a senior undivided interest in the receivables to third-party conduits and financial institutions for cash while maintaining a subordinated undivided interest, in the form of over collateralization, in a portion of the receivables.
     We account for the Receivables Facility in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). Prior to December 2006, we accounted for transfers of receivables pursuant to the facility as a “sale” and removed them from our balance sheet. Expenses associated with the facility were reported as other expense in the statement of income. In December 2006, the Receivables Facility was amended such that we effectively maintain control of receivables transferred pursuant to the facility; therefore the transfers no longer qualify for “sale” treatment under SFAS No. 140. As a result, the transferred receivables remain on our balance sheet, and we now recognize the related secured borrowing. Expenses associated with the Receivables Facility will be reported as interest expense in the statement of income beginning in 2007.

Results of Operations
     The following table sets forth the percentage relationship to net sales of certain items in our consolidated statements of income for the periods presented.

	Year Ended December 31
	2006	2005	2004

Net sales	100.0%	100.0%	100.0%
Gross profit	20.4	19.0	19.0
Selling, general and administrative expenses	13.0	13.9	14.6
Depreciation and amortization	0.5	0.4	0.5

Income from operations	6.9	4.7	3.9
Interest expense	0.5	0.7	1.1
Loss on debt extinguishment	0.0	0.3	—
Other expenses	0.4	0.3	0.2

Income before income taxes	6.0	3.4	2.6
Provision for income taxes	1.9	1.1	0.9

Net income	4.1%	2.3%	1.7%

2006 Compared to 2005
     Net Sales. Sales in 2006 increased 20.3% to $5,320.6 million, compared with $4,421.1 million in 2005, primarily as a result of strong growth in our markets served, acquisitions and sales productivity initiatives. Sales from our recent acquisitions were $506.6 million and accounted for approximately 9.1% of the 2006 sales increase. Sales in 2006 also benefited by approximately 6.0% over 2005 from price increases which kept pace with rising cost of sales, approximately 1.0% from favorable currency exchange rates and the remaining 4.2% from higher sales volume, offset by decreased hurricane related activity. Sales volume in 2006 grew faster than that of our end markets served.
     Gross Profit. Gross profit increased 29.2% in 2006 to $1,087 million, compared with $841 million in 2005, driven primarily by margin improvement initiatives and higher margins on acquisitions completed in 2005 and 2006. Gross margin percentage was 20.4% in 2006 compared with 19.0% in 2005.
     Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses include costs associated with personnel, shipping and handling, travel, advertising, facilities, utilities and bad debts. SG&A expenses increased by $80.1 million, or 13.1%, to $692.9 million in 2006. As a percentage of net sales, SG&A expenses decreased to 13.0% of sales, compared with 13.9% in 2005, reflecting the positive impact of cost-containment initiatives and the leverage of higher sales volume. Also contributing to this decrease is the reduction in legal costs due to a significant legal settlement which was finalized in 2005. SG&A payroll expenses for 2006 of $493.8 million increased by $83.0 million compared to 2005, of which $45.5 million resulted from the 2005 and 2006 acquisitions. Of the remaining $37.5 million increase in payroll expenses, $28.4 million resulted from increased salaries and variable commissions and incentive compensation costs resulting from increased sales and related gross margins, $4.7 million was from increased healthcare and benefit costs, $3.1 million was from increased stock option expense ($.1 million attributable to the implementation of SFAS 123R) and $1.3 million was from increased other SG&A related payroll expenses. Bad debt expense decreased to $3.8 million in 2006, compared with $8.6 million for 2005, reflecting increased scrutiny relative to credit advances and the account receivable collection process. Shipping and handling expense, included in SG&A expenses, was $48.9 million in 2006, compared with $44.8 million in 2005. The $4.1 million increase in 2006 shipping and handling expense included a $5.1 million increase due to acquisitions offset by $1 million related to cost containment initiatives.
     Depreciation and Amortization. Depreciation and amortization increased $10.1 million to $28.7 million in 2006, compared with $18.6 million in 2005. The increase in depreciation and amortization related to acquisitions completed in 2005 and 2006 was $9.1 million. Depreciation from operations excluding acquisitions increased by $1.0 million from 2005 amounts as a result of the increase in capital expenditures. Depreciation and amortization are expected to increase in 2007 due to the acquisition of Communications Supply.
     Income from Operations. Income from operations increased by $155.7 million, or 74.4%, to $365.0 million in 2006, compared with $209.3 million in 2005. The increase in operating income resulted from higher sales, an increase in gross profit and control over SG&A expenses.
     Interest Expense. Interest expense totaled $24.6 million in 2006, compared with $30.2 million in 2005. The decrease was due primarily to redemptions of the 2008 Notes, which occurred in 2005, and to comparatively lower interest rates on the 2017 Notes and our Debentures. Interest expense is expected to increase in 2007 due to the issuance of the 2026 Debentures.

     Loss on Debt Extinguishment. There was no debt extinguished during 2006. Loss on debt extinguishment in 2005 was $14.9 million, reflecting redemptions of $324 million in aggregate principal amount of 2008 Notes.
     Other Expenses. Other expenses increased in 2006 to $22.8 million, compared to $13.3 million in 2005, as a result of higher interest rates and increased borrowing under our Receivables Facility in 2006. As a result of the amendment to the Receivables Facility, costs associated with the Receivables Facility will be classified as interest expense in 2007.
     Income Taxes. Our effective income tax rate increased to 31.6% in 2006, compared with 31.4% in 2005, as a result of higher state taxes offset by tax planning initiatives, which included U.S. tax benefits from foreign operations and U.S. tax credits.
     Net Income. Net income and diluted earnings per share on a consolidated basis totaled $217.3 million and $4.14 per share, respectively, in 2006, compared with $103.5 million and $2.10 per share, respectively, in 2005.
2005 Compared to 2004
     Net Sales. Sales in 2005 increased 18.2% to $4,421 million, compared with $3,741 million in 2004, primarily as a result of strong growth in our markets served, acquisitions and market share gains. Sales from our 2005 acquisitions, both of which were purchased in the third quarter, were $104.4 million, or approximately 2.8% over 2004 sales. Sales in 2005 also benefited by approximately 4.0% over 2004 from price increases which kept pace with rising cost of sales, approximately 0.9% from favorable currency exchange rates, and the remaining 10.5% from higher sales volume, of which approximately 1.0% was hurricane related. Sales volume in 2005 grew faster than that of our end markets served.
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
     Depreciation and Amortization. Depreciation and amortization increased $0.5 million to $18.6 million in 2005, compared with $18.1 million in 2004. Depreciation and amortization related to acquisitions completed in 2005 was $2.7 million. Depreciation and amortization from operations excluding acquisitions declined by $2.2 million from 2004 amounts as certain assets became fully depreciated.
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
Liquidity and Capital Resources
     Total assets were approximately $2.8 billion at December 31, 2006, a $1.2 billion increase from December 31, 2005. The increase was principally attributable to the Communications Supply acquisition, as goodwill increased by $389.0 million and intangible assets increased by $63.7 million. Inventories increased by $112.8 million, of which approximately $78.8 million was due to the acquisition. Accounts receivable (trade and securitized), increased by approximately $514.4 million of which $390.5 million is due to the Receivables Facility amendment, which requires on-balance sheet accounting treatment for receivables sold to third parties, $95.3 million was from the acquisition and $28.6 million was due to the increase in sales. Property, plant and equipment increased by approximately $3.9 million primarily as a result of the acquisition, and other assets increased by approximately $7.1 million as a result of issuance costs associated with the 2026 Debentures. Income taxes receivable increased in 2006 by $21.2 million, of which $15.0 million is a result of the acquisition and is payable to the former owners of Communications Supply, and the net change in all other assets was matched by a corresponding change in ending cash. Stockholders’ equity increased by 55.3% to $763.2 million at December 31, 2006, compared with $491.5 million at December 31, 2005, as a result of net earnings of $217.3 million, $50.8 million related to exercises of stock options, $11.7 million related to stock-based compensation expense and $0.9 million from foreign currency translation adjustments offset by an increase in treasury stock of $9.0 million.
     The following table sets forth our outstanding indebtedness:

	As of December 31,
	2006	2005
	(In thousands)
Revolving credit facility	$97,000	$29,000
Mortgage financing facility	44,925	48,213
Acquisition related notes:
Bruckner	—	20,000
Fastec	3,329	3,329
Other	666	176
Capital leases	3,894	2,839
7.50% Senior Subordinated Notes due 2017	150,000	150,000
2.625% Convertible Senior Debentures due 2025	150,000	150,000
1.75% Convertible Senior Debentures due 2026	300,000	—
Accounts Receivable Securitization Facility	390,500	—

	1,140,314	403,577
Less current portion	(5,927)	(36,825)
Less short-term debt	(390,500)	(14,500)

	743,887	$352,232

     The required annual principal repayments for all indebtedness for the next five years and thereafter, as of December 31, 2006 is set forth in the following table:

(in thousands)
2007	$396,745
2008	2,605
2009	2,416
2010	2,171
2011	1,901
Thereafter	734,476

$1,140,314

     Our liquidity needs arise from fluctuations in our working capital requirements, capital expenditures and debt service obligations.

     In 2007, we will pay the remaining $3.3 million of an acquisition note payable to the former owners of Fastec. Additionally, we will pay approximately $2.3 million in the aggregate in 2007 related to various acquisition earnout agreements, $1.1 million in deferred acquisition payments and $0.6 million in legal settlements..
     In 2007, we anticipate capital expenditures to increase by approximately $2.6 million from 2006 capital expenditures of approximately $18.4 million, with the majority of the spending to occur in our information technology area. Also, we intend to incur costs related to our stock repurchase program (see note 18, “Subsequent Event”).
Revolving Credit Facility
     In November 2006, we amended and restated our revolving credit facility. The amendment and restatement increased the aggregate borrowing capacity from $275 million to $440 million, and includes a letter of credit subfacility of up to $50 million. The Revolving Credit Facility matures in November 2012 and is collateralized by the inventory of WESCO Distribution, the accounts receivable of Communications Supply and its subsidiaries, and the inventory and accounts receivable of WESCO Distribution Canada, L.P. WESCO Distribution’s obligations under the Revolving Credit Facility have been guaranteed by WESCO International and by certain of WESCO Distribution’s subsidiaries. The Revolving Credit Facility consists of two separate sub-facilities: (i) a U.S. sub-facility with a borrowing limit of up to $375 million and (ii) a Canadian sub-facility with a borrowing limit of up to $65 million.
     Availability under the facility is limited to the amount of eligible inventory and eligible accounts receivable and Canadian inventory and receivables applied against certain advance rates. Depending upon the amount of excess availability under the facility, interest is calculated at LIBOR plus a margin that ranges between 1.0% and 1.75% or at the Index Rate (prime rate published by the Wall Street Journal) plus a margin that ranges between (0.25%) and 0.50%. As long as the average daily excess availability for both the preceding and projected succeeding 90-day period is greater than $50 million, we would be permitted to make acquisitions and repurchase outstanding public stock and bonds.
     The above permitted transactions would also be allowed if such excess availability is between $25 million and $50 million and our fixed charge coverage ratio, as defined by the revolving credit agreement, is at least 1.25 to 1.0 after taking into consideration the permitted transaction. Additionally, if excess availability under the Revolving Credit Facility is less than $60 million, then we must maintain a fixed charge coverage ratio of 1.1 to 1.0. At December 31, 2006, the interest rate was 7.0%. We were in compliance with all covenants as of December 31, 2006.
     During 2006, we borrowed $507.6 million in the aggregate under the Revolving Credit Facility and made repayments in the aggregate amount of $439.6 million. During 2005, aggregate borrowings and repayments were $343 million and $314 million, respectively. At December 31, 2006, we had an outstanding balance under the facility of $97.0 million. We had approximately $326.9 million available under the facility at December 31, 2006, after giving effect to an outstanding letter of credit, as compared to approximately $228.4 million at December 31, 2005.
Mortgage Financing Facility
     In 2003, we finalized a mortgage financing facility of $51.0 million, $44.9 million of which was outstanding as of December 31, 2006. Total borrowings under the mortgage financing facility are subject to a 22-year amortization schedule, with a balloon payment due at the end of the 10-year term. The interest rate on borrowings under this facility is fixed at 6.5%.
Bruckner Note Payable
     In 2004, we finalized the remaining amount due pursuant to the Bruckner purchase agreement. This resulted in establishing a promissory note in favor of the sellers in the amount of $50 million. In accordance with the terms of the promissory note, we paid $30 million in June 2005 and the remaining $20 million in June 2006.
9.125% Senior Subordinated Notes due 2008
     In June 1998 and August 2001, WESCO Distribution, Inc. completed offerings of $300 million and $100 million, respectively, in aggregate principal amount of 9.125% Senior Subordinated Notes due 2008 (the “2008 Notes”). The 2008 Notes were issued at an average issue price of 98% of par, and net proceeds received from the sales of the 2008 Notes were approximately $376 million in the aggregate. During 2003 and 2004, we repurchased $21.1 million and $55.3 million, respectively, in aggregate principal amount of 2008 Notes. We recorded a net loss of $2.6 million in 2004 and a net gain of $0.6 million in 2003. We redeemed all of the remaining principal amount of the 2008 Notes during 2005, incurring a charge of $14.9 million. The charge included the payment of a redemption price at 101.521% of par and the write-off of unamortized original issue discount and debt issue costs.

Interest Rate Swap Agreements
     In September 2003, we entered into a $50 million interest rate swap agreement and, in December 2003, we entered into two additional $25 million interest rate swap agreements as a means to hedge our interest rate exposure and maintain certain amounts of variable rate and fixed rate debt. In October 2005, in conjunction with the redemption of the 2008 Notes, we terminated our three interest rate swap agreements, resulting in termination fees of $2.3 million. Upon redemption of the 2008 Notes, the balance of the unamortized gain in the amount of $2.4 million was recognized as income. The net of the termination fees and interest rate swap resulted in income before taxes of $0.1 million in 2005.
7.50% Senior Subordinated Notes due 2017
     At December 31, 2006, $150 million in aggregate principal amount of the 2017 Notes were outstanding. The 2017 Notes were issued by WESCO Distribution under an indenture dated as of September 27, 2005, with The Bank of New York, as successor to J.P. Morgan Trust Company, National Association, as trustee, and are unconditionally guaranteed on an unsecured senior basis by WESCO International, Inc. The 2017 Notes accrue interest at the rate of 7.50% per annum and are payable in cash semi-annually in arrears on each April 15 and October 15.
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
2.625% Convertible Senior Debentures due 2025
     At December 31, 2006, $150 million in aggregate principal amount of the the 2025 Debentures were outstanding. The 2025 Debentures were issued by WESCO International, Inc. under an indenture dated as of September 27, 2005, with The Bank of New York, as successor to J.P. Morgan Trust Company, National Association, as Trustee, and are unconditionally guaranteed on an unsecured senior subordinated basis by WESCO Distribution. The 2025 Debentures accrue interest at the rate of 2.625% per annum and are payable in cash semi-annually in arrears on each April 15 and October 15. Beginning with the six-month interest period commencing October 15, 2010, we also will pay contingent interest in cash during any six-month interest period in which the trading price of the 2025 Debentures for each of the five trading days ending on the second trading day immediately preceding the first day of the applicable six-month interest period equals or exceeds 120% of the principal amount of the 2025 Debentures. During any interest period when contingent interest shall be payable, the contingent interest payable per $1,000 principal amount of 2025 Debentures will equal 0.25% of the average trading price of $1,000 principal amount of the 2025 Debentures during the five trading days immediately preceding the first day of the applicable six-month interest period. As defined in SFAS No. 133, Accounting for Derivative Instruments and Hedge Activities, the contingent interest feature of the 2025 Debentures is an embedded derivate that is not considered clearly and closely related to the host contract. The contingent interest component had no significant value at December 31, 2006 or December 31, 2005.
     The 2025 Debentures are convertible into cash and, in certain circumstances, shares of the Company’s common stock at any time on or after October 15, 2023, or prior to October 15, 2023 in certain circumstances. The 2025 Debentures will be convertible based on an initial conversion rate of 23.8872 shares of common stock per $1,000 principal amount of the 2025 Debentures (equivalent to an initial conversion price of approximately $41.86 per share). The conversion rate and the conversion price may be adjusted under certain circumstances.
     At any time on or after October 15, 2010, we may redeem all or part of the 2025 Debentures at a redemption price equal to 100% of the principal amount of the 2025 Debentures plus accrued and unpaid interest (including contingent interest and additional interest, if any) to, but not including, the redemption date. Holders of 2025 Debentures may require us to repurchase all or a portion of their 2025 Debentures on October 15, 2010, October 15, 2015 and October 15, 2020 at a cash repurchase price equal to 100% of the principal amount of the 2025 Debentures, plus accrued and unpaid interest (including contingent interest and additional interest, if any) to, but not including, the repurchase date. If we undergo certain fundamental changes, as defined in the indenture governing the 2025 Debentures, prior to maturity, holders of 2025 Debentures will have the right, at their option, to require us to repurchase for cash some or all of their 2025 Debentures at a repurchase price equal to 100% of the principal amount of the 2025 Debentures being repurchased, plus accrued and unpaid interest (including contingent interest and additional interest, if any) to, but not including, the repurchase date.

1.75% Convertible Senior Debentures due 2026
     On November 2, 2006, WESCO International issued $300 million in aggregate principal amount of the 2026 Debentures. The 2026 Debentures were issued by WESCO International under an indenture dated as of November 2, 2006, with The Bank of New York, as Trustee, and are unconditionally guaranteed on an unsecured senior subordinated basis by WESCO Distribution. The 2026 Debentures accrue interest at the rate of 1.75% per annum and are payable in cash semi-annually in arrears on each May 15 and November 15, commencing May 15, 2007. Beginning with the six-month interest period commencing November 15, 2011, we also will pay contingent interest in cash during any six-month interest period in which the trading price of the 2026 Debentures for each of the five trading days ending on the second trading day immediately preceding the first day of the applicable six-month interest period equals or exceeds 120% of the principal amount of the 2026 Debentures. During any interest period when contingent interest shall be payable, the contingent interest payable per $1,000 principal amount of 2026 Debentures will equal 0.25% of the average trading price of $1,000 principal amount of the 2026 Debentures during the five trading days immediately preceding the first day of the applicable six-month interest period. As defined in SFAS No. 133, Accounting for Derivative Instruments and Hedge Activities, the contingent interest feature of the 2026 Debentures is an embedded derivate that is not considered clearly and closely related to the host contract. The contingent interest component had no significant value at issuance or at December 31, 2006.
     The 2026 Debentures are convertible into cash and, in certain circumstances, shares of the Company’s common stock, $0.01 par value, at any time on or after November 15, 2024, or prior to November 15, 2024 in certain circumstances. The 2026 Debentures will be convertible based on an initial conversion rate of 11.3437 shares of common stock per $1,000 principal amount of the 2026 Debentures (equivalent to an initial conversion price of approximately $88.15 per share). The conversion rate and the conversion price may be adjusted under certain circumstances.
     At any time on or after November 15, 2011, we may redeem all or a part of the 2026 Debentures at a redemption price equal to 100% of the principal amount of the 2026 Debentures plus accrued and unpaid interest (including contingent interest and additional interest, if any) to, but not including, the redemption date. Holders of 2026 Debentures may require us to repurchase all or a portion of their 2026 Debentures on November 15, 2011, November 15, 2016 and November 15, 2021 at a cash repurchase price equal to 100% of the principal amount of the 2026 Debentures, plus accrued and unpaid interest (including contingent interest and additional interest, if any) to, but not including, the repurchase date. If we undergo certain fundamental changes, as defined in the indenture governing the 2026 Debentures, prior to maturity, holders of 2026 Debentures will have the right, at their option, to require us to repurchase for cash some or all of their 2026 Debentures at a repurchase price equal to 100% of the principal amount of the 2026 Debentures being repurchased, plus accrued and unpaid interest (including contingent interest and additional interest, if any) to, but not including, the repurchase date.
Covenant Compliance
     We were in compliance with all relevant covenants contained in our debt agreements as of December 31, 2006.
Cash Flow
     An analysis of cash flows for 2006 and 2005 follows:
     Operating Activities. Cash provided by operating activities for 2006 totaled $207.1 million, including $6.5 million net cash outflow from our Receivables Facility, compared with $295.1 million of cash generated in 2005, which included a $189.0 million cash inflow from our Receivables Facility. Cash generated in 2006 primarily resulted from net income of $217.3, adjusted for, among other items, depreciation and amortization of $28.7 million of which $11.9 is related to the 2005 and 2006 acquisitions, stock-based compensation of $11.7 million and the reclassification of $35.0 million related to the excess tax benefit from stock-based compensation expense. Additional items generating cash flow in 2006 were prepaids and other current assets of $30.0 million, resulting from increased option exercise activity; accrued payroll and benefit costs of $18.7 million, resulting from recent acquisitions and increases in these related costs; and deferred income taxes of $18.5 million, resulting primarily from the tax benefit related to goodwill and the convertible debentures. Primary uses of cash in 2006 were $27.7 million for investment in inventories, $27.9 million in accounts payable and $11.8 million for receivables resulting from higher sales volume and approximately $8.9 million from other net working capital adjustments. In 2005, primary sources of cash were net income of $103.5 million, a $95.7 million increase in accounts payable driven by increased purchases due to growth, a $6.7 million increase in accrued payroll and benefit costs reflecting increases in related costs and a $12.4 million increase in prepaid and other related assets, principally driven by tax refunds and reductions in prepaid items. The remaining sources of cash were $28.0 million of non-cash expenses included in net income and $3.7 million from other net working capital items.
     Investing Activities. Net cash used by investing activities was $558.0 million in 2006, compared to $291.0 million in 2005. Net cash used by investing activities comprised $540.5 million in acquisition payments, net of cash acquired, primarily for the acquisition of Communications Supply in the amount of $530.1 million, purchase price adjustments of $5.5 million related to the acquisition of Carlton-Bates and earnout payments related to prior acquisitions of $4.9 million. Capital expenditures were $18.4 million in 2006 and $14.2 million in 2005 and were primarily for computer equipment and software, and branch and distribution center facility improvements.

     Financing Activities. Cash provided by financing activities in 2006 was $402.1 million, which included $300 million of cash inflow from the issuance of the 2026 Debentures and $507.6 million from borrowings under our revolving credit facility. We also received $6.9 million from employees for the exercise of equity awards. Uses of cash included payments of $439.6 million to reduce our revolving credit facility, $20.0 million payment pursuant to the Bruckner note in June 2006 and $1.3 million for payments on mortgages. We also paid $9.5 million for debt issuance costs, of which $8.0 million relates to our 2026 Debentures. Cash used by financing activities in 2005 was $17.0 million, which included $300 million of cash inflow from the issuance of the 2017 Notes and the 2025 Debentures and $343 million from borrowings under our revolving credit facility. We also received $8.2 million from employees for the exercise of equity awards. Uses of cash included $317.3 million of net principal amount for the redemption of our 2008 Notes, payments of $314 million to reduce our revolving credit facility, a $30.0 million payment pursuant to the Bruckner note in June 2005 and $1.3 million for payments on mortgages. We also paid $9.0 million for debt issuance costs related to our 2017 Notes and the 2025 Debentures.
Contractual Cash Obligations and Other Commercial Commitments
     The following summarizes our contractual obligations, including interest, at December 31, 2006 and the effect such obligations are expected to have on liquidity and cash flow in future periods.

		2008 to	2010 to	2012 –
	2007	2009	2011	After	Total
		(In millions)

Contractual cash obligations (including interest):
Revolving credit facility	$—	$—	$—	$97.0	$97.0
Mortgage financing facility	4.2	8.4	8.4	40.6	61.6
Non-cancelable operating and capital leases	42.9	63.7	29.9	6.7	143.2
Fastec note	3.6	—	—	—	3.6
Other acquisition notes	.1	.3	.3	.1	.8
Acquisition agreements	3.5	.4	.3	—	4.2
Legal settlement	.6				.6
Carlton-Bates restructure charges	1.5	—	—	—	1.5
7.50% Senior Subordinated Notes due 2017	11.3	22.5	22.5	216.1	272.4
2.625% Convertible Senior Debentures due 2025	3.9	7.9	7.9	227.9	247.6
1.75% Convertible Senior Debentures due 2026	5.3	10.5	10.5	409.6	435.9
Accounts Receivable Securitization Facility	414.1	—	—	—	414.1

Total contractual cash obligations	$491.0	$113.7	$79.8	$998.0	$1,682.5

     Purchase orders for inventory requirements and service contracts are not included in the table above. Generally, our purchase orders and contracts contain clauses allowing for cancellation. We do not have significant agreements to purchase material or goods that would specify minimum order quantities.
     Management believes that cash generated from operations, together with amounts available under our revolving credit facility and the Receivables Facility, will be sufficient to meet our working capital, capital expenditures estimated to be $21 million in 2007 and other cash requirements for the foreseeable future. There can be no assurance, however, that this will be or will continue to be the case.
Accounts Receivable Securitization Facility
     We maintain a Receivables Facility, which had a total purchase commitment of $400 million as of December 31, 2006. The Receivables Facility has a term of three years and is subject to renewal in May 2008. Under the Receivables Facility, we sell, on a continuous basis, all domestic accounts receivable to WESCO Receivables Corporation, a wholly owned SPE. The SPE sells, without recourse, a senior undivided interest in the receivables to third-party conduits and financial institutions for cash while maintaining a subordinated undivided interest, in the form of over collateralization, in a portion of the receivables. We have agreed to continue servicing the sold receivables for the financial institution at market rates; accordingly, no servicing asset or liability has been recorded.
     As of December 31, 2006 and 2005, accounts receivable eligible for securitization totaled approximately $531.3 million and $525.0 million, respectively, of which the subordinated retained interest was approximately $137.9 million and $126.3 million, respectively. In December 2006, the Receivables Facility was amended such that the Company effectively maintains control of receivables transferred pursuant to the facility; therefore the transfers no longer qualify for “sale” treatment under SFAS No. 140. Accordingly, the balance sheet as of December 31, 2006 reflects $390.5 million of previously transferred accounts receivable balances that we re-gained control of, as well as assumed borrowings for an equal amount. As of December 31, 2005, $397.0 million of accounts receivable balances were removed from the balance sheet because they qualified for “sale” treatment under SFAS No. 140.

     Costs associated with the Receivables Facility totaled $22.8 million, $13.3 million and $6.6 million in 2006, 2005 and 2004, respectively. These amounts are recorded as other expenses in the consolidated statements of income and are primarily related to the discount and loss on the sale of accounts receivables, partially offset by related servicing revenue.
     The key economic assumptions used to measure the retained interest at the date of the securitization for securitizations completed in 2006 were a discount rate of 6.0% and an estimated life of 1.5 months. At December 31, 2006, an immediate adverse change in the discount rate or estimated life of 10% and 20% would result in a reduction in the fair value of the retained interest of $0.4 million and $0.8 million, respectively. These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this example, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another.
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
Impact of Recently Issued Accounting Standards
     In March 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 156, Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140 (“SFAS 156”) which amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement clarifies when servicing rights should be separately accounted for, requires companies to account for separately recognized servicing rights initially at fair value, and gives companies the option of subsequently accounting for those servicing rights at either fair value or under the amortization method. SFAS 156 is effective for fiscal years beginning after September 15, 2006. Consistent with its requirements, we will adopt SFAS 156 on January 1, 2007. We do not anticipate that the adoption of SFAS 156 will have a material impact on our financial position, results of operations and cash flows.
     In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. On January 17, 2007, the FASB affirmed its previous decision to make FIN 48 effective for fiscal years beginning after December 15, 2006. Accordingly, FIN 48 is effective for us on January 1, 2007. The initial impact to the consolidated balance sheet is expected to be between $4.5 million and $5.5 million.
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
     In September 2006, the SEC released Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provided the Staff’s view regarding the process of quantifying financial statement misstatements. SAB 108 requires an analysis of misstatements using both an income statement (rollover) approach and balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. The evaluation requirements of SAB No. 108 are effective for years ending after November 15, 2006. The adoption of SAB No. 108 will not impact our consolidated financial statements.

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
Interest Rate Risk
     At various times, we have refinanced our fixed rate debt to better leverage the impact of interest rate fluctuations. The majority of our debt portfolio is comprised of fixed rate debt in order to mitigate the impact of fluctuations in interest rates. Our variable rate borrowings at December 31, 2006 and 2005 of $487.5 million, which includes $390.5 million from the Receivables Facility, and $29.0 million, respectively, represented approximately 43% and 7% of total indebtedness at December 31, 2006 and 2005, respectively.
     Fixed Rate Borrowings: In 2005, we reduced our borrowing rate on a major portion of our fixed-rate debt, redeeming $323.5 million in aggregate principal amount of our 2008 Notes at 9.125%, and issuing $150 million aggregate principal amount of our 2017 Notes at 7.5% and $150 million aggregate principal amount of our 2025 Debentures at 2.625%. In 2006, we issued additional lower-cost debt which includes $300 million aggregate principal amount of 2026 Debentures at 1.75%. As these borrowings were issued at fixed rates, interest expense would not be impacted by interest rate fluctuations, although market value would be. Except for the 2025 Debentures, fair value approximated carrying value of these debt instruments (see note 8, “Debt”). Interest expense on our other fixed rate debt also was not impacted due to changes in market interest rates, and fair value approximated carrying value for this debt as well.
     Floating Rate Borrowings: We borrow under our revolving credit facility for general corporate purposes, including working capital requirements and capital expenditures. During 2006, our average daily borrowing under the facility was $24.1 million. Borrowings under our facility bear interest at the applicable LIBOR or base rate, as defined, and therefore we are subject to fluctuations in interest rates. Additionally, we borrow under our Receivables Facility, which bears interest at the 30 day commercial paper rate plus applicable margin.
Item 8. Financial Statements and Supplementary Data.
     The information required by this item is set forth in our Consolidated Financial Statements contained in this Annual Report on Form 10-K. Specific financial statements can be found at the pages listed below:
WESCO International, Inc.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of WESCO International, Inc.
We have completed integrated audits of WESCO International, Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
     Consolidated financial statements
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of WESCO International, Inc. and its subsidiaries (the “Company”) at December 31, 2006 and December 31, 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of WESCO International, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Note 2 to the consolidated financial statements, WESCO International, Inc. changed the manner in which it accounts for stock-based compensation as of January 1, 2006.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9a., that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Communications Supply Holdings, Inc. from its assessment of internal control over financial reporting as of December 31, 2006 because it was acquired by the Company in a purchase business combination during 2006. We have also excluded Communications Supply Holdings, Inc. from our audit of internal control over financial reporting. Communications Supply Holdings, inc. is a wholly-owned subsidiary whose total assets and total revenues represent $729.8 million and $95.6 million, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2006.
PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
March 1, 2007

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31
	2006	2005
	(Dollars in thousands,
	except share data)
Assets
Current Assets:
Cash and cash equivalents	$73,395	$22,125
Trade accounts receivable, net of allowance for doubtful accounts of $12,641 and $12,609 in 2006 and 2005, respectively (Note 4)	829,962	315,594
Other accounts receivable	43,011	36,235
Inventories, net	613,569	500,798
Current deferred income taxes (Note 10)	14,991	13,399
Income taxes receivable	34,016	12,814
Prepaid expenses and other current assets	9,068	7,898

Total current assets	1,618,012	908,863
Property, buildings and equipment, net (Note 7)	107,016	103,083
Intangible assets, net (Note 3)	147,550	83,892
Goodwill (Note 3)	931,229	542,217
Other assets	20,176	13,104

Total assets	$2,823,983	$1,651,159

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$590,304	$572,467
Accrued payroll and benefit costs (Note 12)	69,945	51,220
Short-term debt (Note 8)	390,500	14,500
Current portion of long-term debt (Note 8)	5,927	36,825
Deferred acquisition payable (Note 5)	3,453	2,680
Bank overdrafts	27,833	3,695
Other current liabilities	65,710	38,499

Total current liabilities	1,153,672	719,886
Long-term debt (Note 8)	743,887	352,232
Long-term deferred acquisition payable (Note 5)	—	4,346
Other noncurrent liabilities	13,520	9,507
Deferred income taxes (Note 10)	149,677	73,738

Total liabilities	$2,060,756	$1,159,709

Commitments and contingencies (Note 14)

Stockholders’ Equity (Note 9):
Preferred stock, $.01 par value; 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 210,000,000 shares authorized, 53,789,918 and 51,790,725 shares issued and 49,545,506 and 47,711,549 shares outstanding in 2006 and 2005, respectively	538	518
Class B nonvoting convertible common stock, $.01 par value; 20,000,000 shares authorized, 4,339,431 shares issued in 2006 and 2005; no shares outstanding in 2006 and 2005	43	43
Additional capital	769,948	707,407
Retained earnings (deficit)	48,988	(168,332)
Treasury stock, at cost; 8,583,843 and 8,418,607 shares in 2006 and 2005, respectively	(70,820)	(61,821)
Accumulated other comprehensive income	14,530	13,635

Total stockholders’ equity	763,227	491,450

Total liabilities and stockholders’ equity	$2,823,983	$1,651,159

The accompanying notes are an integral part of the consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31
	2006	2005	2004
	(In thousands, except share data)
Net sales	$5,320,603	$4,421,103	$3,741,253
Cost of goods sold (excluding depreciation and amortization below)	4,234,079	3,580,398	3,029,132

Gross profit	1,086,524	840,705	712,121

Selling, general and administrative expenses	692,881	612,780	544,532
Depreciation and amortization	28,660	18,639	18,143

Income from operations	364,983	209,286	149,446

Interest expense, net	24,622	30,183	40,791
Loss on debt extinguishment, net (Note 8)	—	14,914	2,577
Other expenses (Note 4)	22,795	13,305	6,580

Income before income taxes	317,566	150,884	99,498

Provision for income taxes (Note 10)	100,246	47,358	34,566

Net income	$217,320	$103,526	$64,932

Earnings per share (Note 11)
Basic	$4.46	$2.20	$1.55

Diluted	$4.14	$2.10	$1.47

The accompanying notes are an integral part of the consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

										Accumulated
				Class B			Retained			Other
	Comprehensive	Common Stock		Common Stock		Additional	Earnings	Treasury Stock		Income
	Income	Amount	Shares	Amount	Shares	Capital	(Deficit)	Amount	Shares	(Loss)

Balance, December 31, 2003		$450	44,999,794	$43	4,339,431	$559,651	$(336,790)	$(61,370)	(8,400,499)	$5,704
Exercise of stock options, including tax benefit of $5,386		15	1,484,176			13,999		(79)	(7,291)
Stock-based compensation expense						2,923
Issuance of common stock, net of capitalized issuance costs		40	4,000,000			99,892
Net income	$64,932						64,932
Translation adjustment	4,143									4,143

Comprehensive income	$69,075

Balance, December 31, 2004		505	50,483,970	43	4,339,431	676,465	(271,858)	(61,449)	(8,407,790)	9,847
Exercise of stock options, including tax benefit of $13,815		13	1,306,755			22,347		(372)	(10,817)
Stock-based compensation expense						8,595
Net income	$103,526						103,526
Translation adjustment	3,788									3,788

Comprehensive income	$107,314

Balance, December 31, 2005		518	51,790,725	43	4,339,431	707,407	(168,332)	(61,821)	(8,418,607)	13,635
Exercise of stock options, including tax benefit of $34,966		20	1,999,193			50,807		(8,999)	(165,236)
Stock-based compensation expense						11,734
Net income	$217,320						217,320
Translation adjustment	895									895
Comprehensive income	$318,215

Balance, December 31, 2006		538	53,789,918	43	4,339,431	769,948	48,988	(70,820)	(8,583,843)	14,530

The accompanying notes are an integral part of the consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2006	2005	2004
	(In thousands)
Operating Activities:
Net income	$217,320	$103,526	$64,932
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on debt extinguishment, (net of premium in 2005 of $6,803)	—	1,446	754
Depreciation and amortization	28,660	18,639	18,143
Accretion and amortization of original issue discounts and purchase discounts, respectively	—	1,218	2,714
Amortization of gain on interest rate swap	—	(3,118)	(912)
Stock option expense	11,734	8,595	2,923
Amortization of debt issuance costs	2,520	1,263	1,426
Loss (gain) on sale of property, buildings and equipment	(2,607)	(36)	86
Excess tax benefit from stock-based compensation	(34,966)	—	—
Deferred income taxes	18,523	3,560	2,504
Changes in assets and liabilities:
Change in receivables facility	(6,500)	189,000	(17,000)
Trade and other account receivables, net	(11,832)	(83,660)	(107,786)
Inventories, net	(27,673)	(60,220)	(63,767)
Prepaid expenses and other current assets	30,030	12,386	12,703
Accounts payable	(27,873)	95,657	85,551
Accrued payroll and benefit costs	18,725	6,700	16,384
Other current and noncurrent liabilities	(8,978)	141	3,289

Net cash provided by operating activities	207,083	295,097	21,944
Investing Activities:
Capital expenditures	(18,359)	(14,154)	(12,149)
Acquisition payments, net of cash acquired	(540,447)	(278,829)	(34,114)
Proceeds from sale of building	4,624	—	—
Other investing activities	(1,745)	2,014	—

Net cash used by investing activities	(555,927,)	(290,969)	(46,263)
Financing Activities:
Proceeds from issuance of long-term debt	807,604	643,000	357,600
Repayments of long-term debt	(462,918)	(662,641)	(415,005)
Proceeds from issuance of common stock	—	—	105,000
Equity issuance costs	—	—	(5,068)
Redemption of stock options	—	—	(20,144)
Proceeds from interest rate swap	—	—	—
Debt issuance costs	(9,464)	(9,043)	(112)
Proceeds from exercise of options	6,862	8,173	8,422
Excess tax benefit from stock-based compensation	34,966	—	—
Increase in bank overdrafts	24,138	3,695	—
Payments on capital lease obligations	(1,073)	(215)	—

Net cash provided (used) by financing activities	400,115	(17,031)	30,693

Effect of exchange rate changes on cash and cash equivalents	(1)	505	654
Net change in cash and cash equivalents	$51,270	$(12,398)	$7,028
Cash and cash equivalents at the beginning of period	22,125	34,523	27,495
Cash and cash equivalents at the end of period	73,395	$22,125	$34,523

Supplemental disclosures:
Cash paid for interest	$44,952	$29,606	$36,539
Cash paid for taxes	55,139	28,917	18,271
Non-cash investing and financing activities:
Property, plant and equipment acquired through capital leases	2,144	2,000	857
Deferred acquisition payable related to acquisitions	1,107	5,000	—
Note issued in connection with acquisition	—	3,329	—
Conversion of deferred acquisition payable to note	—	—	50,000
The accompanying notes are an integral part of the consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION
     WESCO International, Inc. and its subsidiaries (collectively, “WESCO”), headquartered in Pittsburgh, Pennsylvania, is a full-line distributor of electrical supplies and equipment and is a provider of integrated supply procurement services with operations in the United States, Canada, Mexico, Guam, the United Kingdom, Nigeria, United Arab Emirates and Singapore. WESCO currently operates approximately 400 branch locations and seven distribution centers (five in the United States and two in Canada).
2. ACCOUNTING POLICIES
     Basis of Consolidation
     The consolidated financial statements include the accounts of WESCO International, Inc. (“WESCO International”) and all of its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
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
     Revenue Recognition
     Revenues are recognized for product sales when title, ownership and risk of loss pass to the customer, or for services when the service is rendered or evidence of a customer arrangement exists. In the case of stock sales and special orders, a sale occurs at the time of shipment from our distribution point, as the terms of WESCO’s sales are FOB shipping point. In cases where we process customer orders but ship directly from our suppliers, revenue is recognized once product is shipped and title has passed. For some of our customers, we provide services such as inventory management or other specific support. Revenues are recognized upon evidence of fulfillment of the agreed upon services. In all cases, revenue is recognized once the sales price to our customer is fixed or is determinable and WESCO has reasonable assurance as to the collectibility in accordance with Staff Accounting Bulletin No.104.
     Gross Profit
     Our calculation of gross profit is net sales less cost of goods sold. Cost of goods sold includes our cost of the products sold and allocation of overhead and excludes cost for selling, general and administrative expenses and depreciation and amortization, which are reported separately in the statement of income.
     Supplier Volume Rebates
     WESCO receives rebates from certain suppliers based on contractual arrangements with such suppliers. An asset, included within other accounts receivable on the balance sheet, represents the estimated amounts due to WESCO under the rebate provisions of such contracts. The corresponding rebate income is recorded as a reduction of cost of goods sold. The appropriate level of such income is derived from the level of actual purchases made by WESCO from suppliers, in accordance with the provisions of Emerging Issues Task Force (“EITF”) Issue No. 02-16, Accounting by a Reseller for Cash Consideration Received from a Vendor. Receivables under the supplier rebate program are within other accounts receivable and were $35.9 million at December 31, 2006 and $30.6 million at December 31, 2005. The total amount recorded as a reduction to cost of goods sold was $54.1 million, $47.2 million and $44.5 million for 2006, 2005 and 2004, respectively.
     Shipping and Handling Costs and Fees
     WESCO records the majority of costs and fees associated with transporting its products to customers as a component of selling, general and administrative expenses. These costs totaled $48.9 million, $44.5 million and $36.6 million in 2006, 2005 and 2004, respectively.

     The remaining shipping and handling costs relate to costs that are billed to our customers. These costs and the related revenue are included in net sales in the consolidated statements of operations.
     Cash Equivalents
     Cash equivalents are defined as highly liquid investments with original maturities of 90 days or less when purchased. As of December 31, 2006, cash and cash equivalents were $73.4 million, an increase of $51.3 million from December 31, 2005.
     Asset Securitization
     WESCO accounts for its Receivables Facility in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). Prior to December 2006, WESCO accounted for transfers of receivables pursuant to the facility as a “sale” and removed them from the consolidated balance sheet. Expenses associated with the facility were reported as other expense in the statement of income. SFAS No. 140 also requires retained interests in the transferred assets to be measured by allocating the previous carrying amount between the assets sold and retained interest based on their relative fair values at the date of transfer. WESCO estimates fair value based on the present value of expected future cash flows discounted at a rate commensurate with the risks involved.
     In December 2006, the Receivables Facility was amended and restated such that WESCO effectively maintains control of receivables transferred pursuant to the facility; therefore the transfers no longer qualify for “sale” treatment under SFAS No. 140. As a result, the transferred receivables remain on the balance sheet, and WESCO now recognizes the related secured borrowing. Expenses associated with the Receivables Facility will be reported as interest expense in the statement of income beginning in 2007.
     Allowance for Doubtful Accounts
     WESCO maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. WESCO has a systematic procedure using estimates based on historical data and reasonable assumptions of collectibility made at the local branch level and on a consolidated corporate basis to calculate the allowance for doubtful accounts. If the financial condition of WESCO’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The allowance for doubtful accounts was $12.6 million at December 31, 2006 and 2005. The total amount recorded as selling, general and administrative expense related to bad debts was $3.8 million, $8.6 million and $5.8 million for 2006, 2005 and 2004, respectively.
     Inventories
     Inventories primarily consist of merchandise purchased for resale and are stated at the lower of cost or market. Cost is determined principally under the average cost method. WESCO makes provisions for obsolete or slow-moving inventories as necessary to reflect reduction in inventory value. Reserves for excess and obsolete inventories were $23.0 million and $12.5 million at December 31, 2006 and 2005, respectively. The total expense related to excess and obsolete inventories, included in cost of goods sold, was $4.8 million, $4.1 million and $5.5 million for 2006, 2005 and 2004, respectively. WESCO absorbs into the cost of inventory the general and administrative expenses related to inventory such as purchasing, receiving and storage and at December 31, 2006 and 2005 $38.7 million and $30.2 million, respectively, of these costs were included in the ending inventory.
     Other Assets
     WESCO amortizes deferred financing fees over the term of the various debt instruments. Deferred financing fees in the amount of $9.6 million related to new and amended financing was incurred during the year ending December 31, 2006. As of December 31, 2006 and 2005, the amount of other assets related to unamortized deferred financing fees was $19.7 million and $12.7 million, respectively.
     Property, Buildings and Equipment
     Property, buildings and equipment are recorded at cost. Depreciation expense is determined using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over either their respective lease terms or their estimated lives, whichever is shorter. Estimated useful lives range from five to forty years for buildings and leasehold improvements and three to ten years for furniture, fixtures and equipment.

     Computer software is accounted for in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Capitalized computer software costs are amortized using the straight-line method over the estimated useful life, typically three to five years, and are reported at the lower of unamortized cost or net realizable value.
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
     WESCO assesses its long-lived assets for impairment by periodically reviewing operating performance by branch and respective utilization of real and tangible assets at such sites; and by comparing fair values of real properties against market values of similar properties. Upon closure of any branch, asset usefulness and remaining life are evaluated and any charges taken as appropriate. Of its $107.0 million net book value of property, plant and equipment as of December 31, 2006, of which $5.1 million was the net book value of assets acquired through the Communications Supply Holding, Inc. acquisition in 2006, $63.2 million consists of land, buildings and leasehold improvements and are geographically dispersed among WESCO’s 400 branches and seven distribution centers, mitigating the risk of impairment. Approximately $21.8 million of assets consist of computer equipment and capitalized software and are evaluated for use and serviceability relative to carrying value. The remaining fixed assets, mainly of furniture and fixtures, warehousing equipment and transportation equipment, are similarly evaluated for serviceability and use.
     Goodwill and Indefinite Life Intangible Assets
     In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and indefinite life intangible assets are tested for impairment during the fourth quarter of each fiscal year or more frequently if events or circumstances occur indicating that their carrying value may not be recoverable. This process involves estimating fair value using discounted cash flow analyses, which involves considerable management judgment is necessary to estimate discounted future cash flows. Assumptions used for these estimated cash flows were based on a combination of historical results and current internal forecasts. Two primary assumptions were an average long-term revenue growth rate of between 3% and 17% and a discount rate of 10%. Goodwill and indefinite life intangible assets totaled $977.4 million at December 31, 2006 and $560.6 million at December 31, 2005.
     Intangible Assets
     Intangible assets are capitalized and amortized over 3 to 19 years. A portion of intangible assets related to customer relationships are amortized using an accelerated method whereas all other intangible assets subject to amortization use a straight-line method which reflects the pattern in which the economic benefits of the respective assets are consumed or otherwise used. Intangible assets are tested for impairment if events or circumstances occur indicating that the respective asset might be impaired.
     Insurance Programs
     WESCO uses commercial insurance for auto, workers’ compensation, casualty and health claims as a risk-reduction strategy to minimize catastrophic losses. Our strategy involves large deductibles where WESCO must pay all costs up to the deductible amount. WESCO estimates our reserve based on historical incident rates and costs. The assumptions included in developing this accrual include the period of time from incurrence of a claim until the claim is paid by the insurance provider. Presently, this period is estimated to be eight weeks. The total liability related to the insurance programs was $9.5 million at December 31, 2006 and $7.5 million at December 31, 2005.
     Income Taxes
     Income taxes are accounted for under the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances, if any, are provided when a portion or all of a deferred tax asset may not be realized. WESCO reviews uncertain tax positions and assesses the need and amount of contingency reserves necessary to cover any probable audit adjustments.

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
     Stock-Based Compensation
     The Company’s stock-based employee compensation plans are comprised of fixed stock options and stock-settled stock appreciation rights. During the year ended December 31, 2003, WESCO adopted the measurement provisions of SFAS No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation. Stock options awarded prior to 2003 were accounted for under the intrinsic value method (i.e. the difference between the market price on the exercise date and the price paid by the employee to exercise the options) under Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees.
     Beginning January 1, 2006, WESCO adopted SFAS No. 123 (revised 2004) (“SFAS 123R”), Share-Based Payment, using the modified prospective method. Under SFAS 123R, compensation cost for all stock-based awards is measured at fair value on date of grant and compensation cost is recognized, net of estimated forfeitures, over the service period for awards expected to vest. The fair value of stock-based awards is determined using the Black-Scholes valuation model, which is consistent with the valuation techniques previously utilized for stock-based awards in footnote disclosures required under SFAS 123. Expected volatilities are based on historical volatility of WESCO’s common stock. The expected life of the option or stock settled appreciation right is estimated using historical data pertaining to option exercises and employee terminations. The risk-free rate is based on the U.S. Treasury yields in effect at the time of grant. The forfeiture assumption is based on WESCO’s historical employee behavior that is reviewed on an annual basis. No dividends are assumed.
     The following table sets forth the weighted average fair values and the assumptions on which the fair values are determined:

	2006	2005	2004
Risk free interest rate	4.9%	3.0%	3.9%
Expected life	4 years	4 years	6 years
Expected volatility	50%	59%	64%
     The weighted average fair value per equity award granted was $30.72, $15.23 and $13.84 for the years ended December 31, 2006, 2005 and 2004, respectively. WESCO recognized $11.7 million (including $0.1 million due to the adoption of SFAS 123R and related to the vesting in 2006 of options granted prior to January 1, 2003), $8.6 and $2.9 million of non-cash stock-based compensation expense, which is included in selling, general and administrative expenses, in 2006, 2005 and 2004, respectively.
     For the years ended December 31, 2005 and 2004, WESCO’s pro forma net income and earnings per share would have been adjusted to the amounts indicated below to reflect the additional fair value compensation, net of tax, as if the fair-value based method of accounting for stock-based awards had been applied to all outstanding awards:

	Year Ended December 31
Dollars in thousands, except per share amounts	2005	2004

Net income reported	$103,526	$64,932
Add: Stock-based compensation expense included in reported net income, net of related tax	5,896	1,900
Deduct: Stock-based employee compensation expense determined under SFAS No. 123 for all awards net of related tax	(6,404)	(2,672)

Pro forma net income	$103,018	$64,160

Earnings per share:
Basic as reported	$2.20	$1.55
Basic pro forma	$2.19	$1.53
Diluted as reported	$2.10	$1.47
Diluted pro forma	$2.09	$1.45

     Treasury Stock
     Common stock purchased for treasury is recorded at cost. At the date of subsequent reissue, the treasury stock account is reduced by the cost of such stock, with cost determined on a weighted average basis.
     Fair Value of Financial Instruments
     The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities, a revolving line of credit, a mortgage financing facility, notes payable, debentures and other long-term debt. The value of the Company’s 2025 Debentures as of December 31, 2006 was $232.3 million based upon market price quotes. The carrying value of our 2017 Notes, 2026 Debentures and other long-term debt, including the mortgage facility, are considered to approximate fair value, based upon market price quotes and market comparisons available for instruments with similar terms and maturities. For all remaining WESCO financial instruments, carrying values are considered to approximate fair value due to their short maturities.
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
     In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. On January 17, 2007, the FASB affirmed its previous decision to make FIN 48 effective for fiscal years beginning after December 15, 2006. Accordingly, FIN 48 is effective for WESCO on January 1, 2007. The initial impact to the consolidated balance sheet is expected to be between $4.5 million and $5.5 million.
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
     In September 2006, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provided the Staff’s view regarding the process of quantifying financial statement misstatements. SAB 108 requires an analysis of misstatements using both an income statement (rollover) approach and balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. The evaluation requirements of SAB No. 108 are effective for years ending after November 15, 2006. The adoption of SAB No. 108 will not impact WESCO’s consolidated financial statements.

3. GOODWILL AND INTANGIBLE ASSETS
     Goodwill
     During the fourth quarter of 2006, WESCO completed its annual impairment review required by SFAS No. 142. Each of WESCO’s nine reporting units was tested for impairment by comparing the implied fair value of each reporting unit with its carrying value using discounted cash flow analyses. Assumptions used for these estimated cash flows were based on a combination of historical results and current internal forecasts. No impairment losses were identified as a result of this review.
     The changes in the carrying amount of goodwill were as follows:

	Year Ended December 31
	2006	2005
	(In thousands)
Beginning balance January 1	$542,217	$401,610
Additions to goodwill for prior acquisitions:
Avon Electrical Supply, Inc.(1)	—	5,560
Fastec Industrial Corp. (2)	26	5,396
Carlton-Bates Company (2)	8,000	129,588
Additions to goodwill for acquisitions:
Communications Supply Holding, Inc.	380,977	—
Foreign currency translation	9	63

Ending balance December 31	$931,229	$542,217

(1)	Represents $560 thousand paid for this acquisition and $5.0 million of contingent consideration for the final acquisition payment, of which $3.9 million was paid in 2006. Management has estimated the remaining $1.1 million will be paid in 2007 and is reported as deferred acquisition payable.

(2)	Represents final purchase price adjustments and restructuring charges in 2006.
     Intangible Assets
     The components of intangible assets are as follows:

		December 31, 2006			December 31, 2005
		Gross		Net	Gross		Net
		Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
		Amount	Amortization	Amount	Amount	Amortization	Amount
				(In thousands)

Intangible Assets:
Trademarks	Indefinite	$46,200		$46,200	$18,400		$18,400
Non-compete agreements	3-5	6,445	$(4,529)	1,916	4,787	$(3,989)	798
Customer relationships	4-19	76,000	(7,306)	68,694	54,700	(1,462)	53,238
Distribution agreements	5-19	33,500	(2,760)	30,740	12,000	(544)	11,456

		$162,145	$(14,595)	$147,550	$89,887	$(5,995)	$83,892

     Amortization expense related to intangible assets totaled $9.2 million, $2.2 million and $0.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.
     The following table sets forth the estimated amortization expense for intangibles for the next five years (in thousands):

Estimated
Amortization
Expenses
For the year ended December 31,
2007	$13,308
2008	12,609
2009	12,843
2010	11,901
2011	8,368

4. ACCOUNTS RECEIVABLE SECURITIZATION FACILITY
     WESCO maintains a Receivables Facility that had a total purchase commitment of $400 million as of December 31, 2006. The Receivables Facility has a term of three years and is subject to renewal in May 2008. Under the Receivables Facility, WESCO sells, on a continuous basis, all domestic accounts receivable to WESCO Receivables Corporation, a wholly owned, special-purpose entity (“SPE”). The SPE sells, without recourse, a senior undivided interest in the receivables to third-party conduits and financial institutions for cash while maintaining a subordinated undivided interest, in the form of over collateralization, in a portion of the receivables. WESCO has agreed to continue servicing the sold receivables for the financial institution at market rates; accordingly, no servicing asset or liability has been recorded.
     As of December 31, 2006 and 2005, accounts receivable eligible for securitization totaled approximately $531.3 million and $525.0 million, respectively, of which the subordinated retained interest was approximately $137.9 million and $126.3 million, respectively. In December 2006, the Receivables Facility was amended and restated such that the Company effectively maintains control of receivables transferred pursuant to the facility; therefore the transfers no longer qualify for “sale” treatment under SFAS No. 140. Accordingly, the balance sheet as of December 31, 2006 reflects $390.5 million of previously transferred accounts receivable balances that WESCO re-gained control of, as well as assumed borrowings for an equal amount. As of December 31, 2005, $397.0 million of accounts receivable balances were removed from the balance sheet because they qualified for “sale” treatment under SFAS No. 140.
     Costs associated with the Receivables Facility totaled $22.8 million, $13.3 million and $6.6 million in 2006, 2005 and 2004, respectively. These amounts are recorded as other expenses in the consolidated statements of income and are primarily related to the discount and loss on the sale of accounts receivables, partially offset by related servicing revenue.
     The key economic assumptions used to measure the retained interest at the date of the securitization for securitizations completed in 2006 were a discount rate of 6.0% and an estimated life of 1.5 months. At December 31, 2006, an immediate adverse change in the discount rate or estimated life of 10% and 20% would result in a reduction in the fair value of the retained interest of $0.4 million and $0.8 million, respectively. These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this example, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another.
5. ACQUISITIONS
     The following table sets forth the consideration paid for acquisitions:

	Year Ended December 31
	2006	2005	2004
	(In thousands)
Details of acquisitions:
Fair value of assets acquired	$684,005	$331,302	$—
Amounts earned under acquisition agreements	—	5,560	2,811
Fair value of liabilities assumed	(147,784)	(48,673)	—
Deferred acquisition payable	(1,107)	(5,000)	—
Deferred acquisition payment and note conversion	4,872	1,013	81,303
Note issued to seller	—	(3,329)	(50,000)
Final purchase price adjustment	5,500

Cash paid for acquisitions	$545,486	$280,873	$34,114

Supplemental cash flow disclosure related to acquisitions:
Cash paid for acquisitions	$545,486	$280,873	$34,114
Less: cash acquired	(5,039)	(2,044)	—

Cash paid for acquisitions, net of cash acquired	$540,447	$278,829	$34,114

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

     The following summary presents the fair value of the assets acquired and liabilities assumed as of the date of the acquisitions.

	Communications	Fastec
	Supply Holdings,	Industrial	Carlton-Bates
	Inc.	Corp.	Company
	(Preliminary)	(Final)	(Final)
	(In thousands)
Assets Acquired

Cash and equivalents	$5,039	$281	$1,763
Trade accounts receivable	102,582	4,675	37,628
Inventories	84,868	11,944	40,709
Deferred income taxes short-term	7,199	—	2,128
Other accounts receivable	8,286	—	840
Prepaid expenses	1,491	161	763
Income taxes receivable	15,925	—	2,789
Property, buildings and equipment	5,493	2,168	5,159
Intangible assets	71,230	11,134	74,444
Goodwill	380,977	5,422	137,588
Other noncurrent assets	915	—	—

Total assets acquired	684,005	35,785	303,811

Liabilities Assumed

Accounts payable	45,241	2,663	16,901
Accrued and other current liabilities	37,592	767	9,275
Deferred acquisition payable	1,107	—	—
Restructure reserve	—	—	2,661
Deferred income taxes long-term	63,290	—	19,607
Other noncurrent liabilities	554	—	136

Total liabilities assumed	147,784	3,430	48,580

Fair value of net assets acquired, including intangible assets	$536,221	$32,355	$255,231

Acquisition of Communications Supply Holdings, Inc.
     On November 3, 2006, WESCO International completed its acquisition of Communications Supply Holdings, Inc. (“Communications Supply”). On that day, a wholly-owned subsidiary of WESCO Distribution, Inc. (WESCO Distribution”) merged with and into Communications Supply, which became a wholly-owned subsidiary of WESCO Distribution. WESCO paid at closing a cash merger price of approximately $530.1 million, net of $5.0 million of cash acquired and $1.1 million of deferred payments, of which $17 million is held in escrow to address post-closing adjustments relating to working capital and potential indemnification claims, with all amounts in escrow to be eligible for release after January 31, 2008. To fund the merger price paid at closing, WESCO Distribution borrowed $105 million under its Receivables Facility and $102 million under its revolving credit facility and used the borrowings, together with the $292.5 million of net proceeds from the offering of the 2026 Debentures and approximately $30.6 million of other available cash.
     Communications Supply is a national distributor of wire, cable, network infrastructure, and low voltage specialty system products for data, voice and security network communication applications. Communications Supply sells it products through its 28 branches and sales offices located throughout the United States. Communications Supply also adds new product categories, new supplier relationships and provides acquisition opportunities to penetrate further into the low voltage and data communications supply industry.
     The preliminary purchase price was allocated to the respective assets and liabilities based upon their estimated fair values as of the acquisition date. The fair value of the intangible assets was determined by an independent appraiser. The allocation resulted in intangible assets of $71.2 million and goodwill of $381.0 million, of which $11.7 million is deductible for tax purposes. The intangible assets include supplier relationships of $21.5 million amortized over a range of 12 to 19 years, customer relationships of $21.2 million amortized over a range of 4 to 7 years, non-compete agreements of $0.7 million amortized over 3 years, and trademarks of $27.8 million. Trademarks have an indefinite life and are not being amortized. No residual value is estimated for these intangible assets.

     The operating results of Communications Supply have been included in WESCO’s consolidated financial statements since November 3, 2006. Unaudited pro forma results of operations (in thousands, except per share data) for the twelve months ended December 31, 2006 and 2005 are included below as if the acquisition occurred on the first day of the respective periods. This summary of the unaudited pro forma results of operations is not necessarily indicative of what WESCO’s results of operations would have been had Communications Supply been acquired at the beginning of 2005, nor does it purport to represent results of operations for any future periods. Seasonality of sales is not a significant factor to these pro forma combined results of operations.

	Year Ended December 31
	2006	2005
	(In thousands, except per share amounts)
Net sales	$5,837,625	$4,851,774
Net income	$229,664	$105,566
Earnings per common share:
Basic	$4.71	$2.24
Diluted	$4.38	$2.14
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
     Carlton-Bates operates as a traditional branch-based distributor and includes its LADD division, the sole U.S. distributor of engineered connecting devices for the industrial products division of Deutsch Company ECD. Carlton-Bates is a regional distributor of electrical and electronic components with a special emphasis on automation and electromechanical applications for the original equipment manufacturer markets. Carlton-Bates adds additional capabilities for WESCO including additional product categories, additional supplier relationships, kitting and light assembly services for WESCO customers and sales opportunities resulting from value-added services.
     The purchase price was allocated to the respective assets and liabilities based upon their estimated fair values as of the acquisition date. The fair value of the intangible assets was determined by an independent appraiser. The allocation resulted in intangible assets of $74.4 million and goodwill of $137.6 million, of which $58.4 million is deductible for tax purposes. The intangible assets include customer relationships of $45.3 million amortized over a range of 13 to 19 years, distribution agreements of $12.0 million and non-compete agreements of $0.2 million, both of which are amortized over five years, and trademarks of $16.9 million. Trademarks have an indefinite life and are not being amortized. No residual value is estimated for these intangible assets.
     The operating results of Carlton-Bates have been included in WESCO’s consolidated financial statements since September 29, 2005. The following summary of the unaudited pro forma results of operations for the twelve months ended December 31, 2005 is included below as if the acquisition occurred on the first day of 2005 and is not necessarily indicative of what WESCO’s results of operations would have been had Carlton-Bates been acquired at the beginning of the period. Seasonality of sales is not a significant factor to the pro forma combined results of operations.

Year Ended
December 31
2005
Dollars in thousands, except per share amounts
Net sales	$4,643,039
Net income	$103,940
Earnings per common share:
Basic	2.21
Diluted	2.11

     As part of the acquisition, WESCO developed a plan for the integration of Carlton-Bates into the WESCO operations. This plan was finalized during the three-month period ending September 30, 2006. Pursuant to EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” certain charges related to the Carlton-Bates acquisition integration within one year of the date of acquisition have been recognized as a part of the purchase price allocation. A summary of these charges for the year ending December 31, 2006 is as follows:

	Balance at		Balance at
Amounts in thousands	September 30, 2006	Cash Payments	December 31, 2006
Termination Benefits	$180	$156	$24
Cost of closing redundant facilities	1,650	258	1,392
Other	831	727	104

Total	$2,661	$1,141	$1,520
Acquisition of Fastec Industrial Corp.
     On July 29, 2005, WESCO acquired the assets and business of Fastec Industrial Corp. (“Fastec”). Fastec is a nationwide importer and distributor of industrial fasteners, cabinet and locking and latching products. WESCO paid $28.7 million net of $0.3 million cash acquired, and issued a $3.0 million promissory note to consummate this acquisition. In accordance with the terms of the purchase, a net working capital valuation was performed subsequent to the closing date of the acquisition resulting in an increase to the purchase price and the note payable in the amount of $0.3 million.
     The purchase price allocation resulted in intangible assets of $11.1 million and goodwill of $5.4 million, which is expected to be fully deductible for tax purposes. The intangible assets include customer relationships of $9.4 million, trademarks of $1.5 million and non-compete agreements of $0.2 million. Trademarks have an indefinite life and are not being amortized. Non-compete agreements are being amortized over 5 years and customer relationships over 15 years. The intangible assets were valued by an independent appraiser. No residual value is estimated for the intangible assets.
     The operating results of Fastec have been included in WESCO’s operating results since July 29, 2005. Pro forma comparative results of WESCO, assuming the acquisition of Fastec had been made at the beginning of fiscal 2005, would not have been materially different from the reported results or the pro forma results presented above.
Acquisition of Bruckner Supply Company, Inc.
     In 1998, WESCO acquired substantially all the assets and assumed substantially all liabilities and obligations relating to the operations of Bruckner Supply Company, Inc. (“Bruckner”). The terms of the purchase agreement provide for additional contingent consideration to be paid based on achieving certain earnings targets. The amount of earnout proceeds payable in any single year subsequent to achieving the earnings target is capped under this agreement at $30 million per year. As a result of Bruckner’s performance in 2003, WESCO recorded a liability of $80 million as of December 31, 2003 for contingent consideration relating to the Bruckner agreement. In June 2004, WESCO paid $30 million pursuant to this agreement, and the remaining $50 million, including interest at a fixed rate of 10% due under the agreement, was converted into a note payable. In accordance with the terms of the promissory note, WESCO paid $30 million in June 2005, and the remaining $20 million in June 2006. No additional amounts can be paid under this agreement.
Other Acquisition
     Another previously completed acquisition agreement contains contingent consideration for the final acquisition payment which management has estimated will be $5.0 million. During the three months ended June 30, 2006, $3.9 million were paid, with the estimated remaining $1.1 million to be paid during 2007, and this amount is reported as deferred acquisition payable.

6. CONCENTRATIONS OF CREDIT RISK AND SIGNIFICANT SUPPLIERS
     WESCO distributes its products and services and extends credit to a large number of customers in the industrial, construction, utility and manufactured structures markets. In addition, WESCO’s largest supplier accounted for approximately 12% of WESCO’s purchases for each of the three years, 2006, 2005 and 2004, and therefore, WESCO could potentially incur risk due to supplier concentration. Based upon WESCO’s broad customer base, the Company has concluded that it has no credit risk due to customer concentration.
7. PROPERTY, BUILDINGS AND EQUIPMENT
     The following table sets forth the components of property, buildings and equipment:

	December 31,
	2006	2005
	(in thousands)
Buildings and leasehold improvements	$73,382	$74,969
Furniture, fixtures and equipment	117,214	122,933
Software costs	44,566	42,968

	235,162	240,870
Accumulated depreciation and amortization	(149,327)	(159,686)

	85,835	81,184
Land	19,053	19,371
Construction in progress	2,128	2,528

	$107,016	$103,083

     Depreciation expense was $15.7 million, $14.5 million and $12.7 million, and capitalized software amortization was $3.8 million, $4.1 million and $5.4 million, in 2006, 2005 and 2004, respectively. The unamortized software cost was $7.9 million and $6.5 million as of December 31, 2006 and 2005, respectively. Furniture, fixtures and equipment include capitalized leases of $3.7 million and $2.6 million and related accumulated amortization of $0.5 million and $0.4 million as of December 31, 2006 and 2005, respectively.
8. DEBT
     The following table sets forth WESCO’s outstanding indebtedness:

	December 31,
	2006	2005
	(In thousands)
Revolving credit facility	$97,000	$29,000
Mortgage financing facility	44,925	48,213
Acquisition related notes:
Bruckner	—	20,000
Fastec	3,329	3,329
Other	666	176
Capital leases	3,894	2,839
7.50% Senior Subordinated Notes due 2017	150,000	150,000
2.625% Convertible Senior Debentures due 2025	150,000	150,000
1.75% Convertible Senior Debentures due 2026	300,000	—
Accounts Receivable Securitization Facility	390,500	—

	1,140,314	403,557
Less current portion	(5,927)	(36,825)
Less short-term debt	(390,500)	(14,500)

	$743,887	$352,232

Revolving Credit Facility
     In November 2006, WESCO Distribution amended and restated its revolving credit facility. The amendment and restatement increased the aggregate borrowing capacity from $275 million to $440 million and includes a letter of credit subfacility of up to $50 million. The Revolving Credit Facility matures in November 2012 and is collateralized by the inventory of WESCO Distribution, the accounts receivable of Communications Supply and its subsidiaries, and the inventory and accounts receivable of WESCO Distribution Canada, LP. WESCO Distribution’s obligations under the Revolving Credit Facility have been guaranteed by WESCO International and by certain of WESCO Distribution’s subsidiaries. The Revolving Credit Facility consists of two separate sub-facilities: (i) a U.S. sub-facility with a borrowing limit of up to $375 million and (ii) a Canadian sub-facility with a borrowing limit of up to $65 million.
     Availability under the facility is limited to the amount of eligible inventory and eligible accounts receivable and Canadian inventory and receivables applied against certain advance rates. Depending upon the amount of excess availability under the facility, interest is calculated at LIBOR plus a margin that ranges between 1.0% and 1.75% or at the Index Rate (prime rate published by the Wall Street Journal) plus a margin that ranges between (0.25%) and 0.50%. As long as the average daily excess availability for both the preceding and projected succeeding 90-day period is greater than $50 million, WESCO would be permitted to make acquisitions and repurchase outstanding public stock and bonds.
     The above permitted transactions would also be allowed if such excess availability is between $25 million and $50 million and WESCO’s fixed charge coverage ratio, as defined by the revolving credit agreement, is at least 1.25 to 1.0 after taking into consideration the permitted transaction. Additionally, if excess availability under the revolving credit facility is less than $60 million, then WESCO must maintain a fixed charge coverage ratio of 1.1 to 1.0. At December 31, 2006, the interest rate was 7.0%. WESCO was in compliance with all covenants as of December 31, 2006.
     During 2006, WESCO borrowed $507.6 million in the aggregate under the Revolving Credit Facility and made repayments in the aggregate amount of $439.6 million. During 2005, aggregate borrowings and repayments were $343 million and $314 million, respectively. At December 31, 2006, WESCO had an outstanding balance under the facility of $97.0 million. WESCO had approximately $326.9 million available under the facility at December 31, 2006, after giving effect to an outstanding letter of credit, as compared to approximately $228.4 million at December 31, 2005.
Mortgage Financing Facility
     In February 2003, WESCO finalized a mortgage financing facility of $51 million, $44.9 million of which was outstanding as of December 31, 2006. Total borrowings under the mortgage financing facility are subject to a 22-year amortization schedule, with a balloon payment due at the end of the 10-year term. The interest rate on borrowings under this facility is fixed at 6.5%. Proceeds from the borrowings were used primarily to reduce outstanding borrowings under WESCO’s revolving credit facility.
Bruckner Note Payable
     In 2004, WESCO finalized the remaining amount pursuant to the Bruckner purchase agreement. This resulted in establishing a promissory note in favor of the sellers of $50 million. In accordance with the terms of the promissory note, WESCO paid $30 million in June 2005 and the remaining $20 million in June 2006.
9.125% Senior Subordinated Notes due 2008
     In June 1998 and August 2001, WESCO Distribution, Inc. completed offerings of $300 million and $100 million, respectively, in aggregate principal amount of 9.125% Senior Subordinated Notes due 2008 (the “2008 Notes”). The 2008 Notes were issued at an average issue price of 98% of par, and net proceeds received from the sales of the 2008 Notes were approximately $376 million in the aggregate. During 2003 and 2004, we repurchased $21.1 million and $55.3 million, respectively, in aggregate principal amount of 2008 Notes. We recorded a net loss of $2.6 million in 2004 and a net gain of $0.6 million in 2003. We redeemed all of the remaining principal amount of the 2008 Notes during 2005, incurring a charge of $14.9 million. The charge included the payment of a redemption price at 101.521% of par and the write-off of unamortized original issue discount and debt issue costs.

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
7.50% Senior Subordinated Notes due 2017
     At December 31, 2006, $150 million in aggregate principal amount of the 7.50% Senior Subordinated Notes due 2017 (the “2017 Notes”) was outstanding. The 2017 Notes were issued by WESCO Distribution in an indenture dated as of September 27, 2005 with The Bank of New York, as successor to J.P. Morgan Trust Company, National Association, as trustee, and are unconditionally guaranteed on an unsecured basis by WESCO International, Inc. The 2017 Notes accrue interest at the rate of 7.50% per annum and are payable in cash semi-annually in arrears on each April 15 and October 15, commencing April 15, 2006.
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
2.625% Convertible Senior Debentures due 2025
     At December 31, 2006, $150 million in aggregate principal amount of 2.625% Convertible Senior Debentures due 2025 (the “2025 Debentures”) was outstanding. The 2025 Debentures were issued by WESCO International under an indenture dated as of September 27, 2005 with The Bank of New York, as successor to J.P. Morgan Trust Company, National Association, as Trustee, and are unconditionally guaranteed on an unsecured senior subordinated basis by WESCO Distribution. The 2025 Debentures accrue interest at the rate of 2.625% per annum and are payable in cash semi-annually in arrears on each April 15 and October 15, commencing April 15, 2006. Beginning with the six-month interest period commencing October 15, 2010, WESCO also will pay contingent interest in cash during any six-month interest period in which the trading price of the 2025 Debentures for each of the five trading days ending on the second trading day immediately preceding the first day of the applicable six-month interest period equals or exceeds 120% of the principal amount of the 2025 Debentures. During any interest period when contingent interest shall be payable, the contingent interest payable per $1,000 principal amount of 2025 Debentures will equal 0.25% of the average trading price of $1,000 principal amount of the 2025 Debentures during the five trading days immediately preceding the first day of the applicable six-month interest period. As defined in SFAS No. 133, Accounting for Derivative Instruments and Hedge Activities the contingent interest feature of the 2025 Debentures is an embedded derivate that is not considered clearly and closely related to the host contract. The contingent interest component had no significant value at December 31, 2005 or at December 31, 2006.
     The 2025 Debentures are convertible into cash and, in certain circumstances, shares of WESCO International’s common stock, $0.1 par value, at any time on or after October 15, 2023, or prior to October 15, 2023 in certain circumstances. The 2025 Debentures will be convertible based on an initial conversion rate of 23.8872 shares of common stock per $1,000 principal amount of the 2025 Debentures (equivalent to an initial conversion price of approximately $41.86 per share). The conversion rate and the conversion price may be adjusted under certain circumstances.

     At any time on or after October 15, 2010, WESCO International may redeem all or a part of the 2025 Debentures at a redemption price equal to 100% of the principal amount of the 2025 Debentures plus accrued and unpaid interest (including contingent interest and additional interest, if any) to, but not including, the redemption date. Holders of 2025 Debentures may require WESCO to repurchase all or a portion of their 2025 Debentures on October 15, 2010, October 15, 2015 and October 15, 2020 at a cash repurchase price equal to 100% of the principal amount of the 2025 Debentures, plus accrued and unpaid interest (including contingent interest and additional interest, if any) to, but not including, the repurchase date. If WESCO International undergoes certain fundamental changes, as defined in the indenture governing the 2025 Debentures, prior to maturity, holders of 2025 Debentures will have the right, at their option, to require WESCO International to repurchase for cash some or all of their 2025 Debentures at a repurchase price equal to 100% of the principal amount of the 2025 Debentures being repurchased, plus accrued and unpaid interest (including contingent interest and additional interest, if any) to, but not including, the repurchase date.
1.75% Convertible Senior Debentures due 2026
     On November 2, 2006, WESCO International issued $300 million in aggregate principal amount of 1.75% Convertible Senior Debentures due 2026 (the “2026 Debentures”). The 2026 Debentures were issued by WESCO International under an indenture dated as of November 2, 2006 with The Bank of New York, as Trustee, and are unconditionally guaranteed on an unsecured senior subordinated basis by WESCO Distribution. The 2026 Debentures accrue interest at the rate of 1.75% per annum and are payable in cash semi-annually in arrears on each May 15 and November 15, commencing May 15, 2007. Beginning with the six-month interest period commencing November 15, 2011, we also will pay contingent interest in cash during any six-month interest period in which the trading price of the 2026 Debentures for each of the five trading days ending on the second trading day immediately preceding the first day of the applicable six-month interest period equals or exceeds 120% of the principal amount of the 2026 Debentures. During any interest period when contingent interest shall be payable, the contingent interest payable per $1,000 principal amount of 2026 Debentures will equal 0.25% of the average trading price of $1,000 principal amount of the 2026 Debentures during the five trading days immediately preceding the first day of the applicable six-month interest period. As defined in SFAS No. 133, Accounting for Derivative Instruments and Hedge Activities, the contingent interest feature of the 2026 Debentures is an embedded derivate that is not considered clearly and closely related to the host contract. The contingent interest component had no significant value at issuance or at December 31, 2006.
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
     At any time on or after November 15, 2011, we may redeem all or a part of the 2026 Debentures at a redemption price equal to 100% of the principal amount of the 2026 Debentures plus accrued and unpaid interest (including contingent interest and additional interest, if any) to, but not including, the redemption date. Holders of 2026 Debentures may require us to repurchase all or a portion of their 2026 Debentures on November 15, 2011, November 15, 2016 and November 15, 2021 at a cash repurchase price equal to 100% of the principal amount of the 2026 Debentures, plus accrued and unpaid interest (including contingent interest and additional interest, if any) to, but not including, the repurchase date. If we undergo certain fundamental changes, as defined in the indenture governing the 2026 Debentures, prior to maturity, holders of 2026 Debentures will have the right, at their option, to require us to repurchase for cash some or all of their 2026 Debentures at a repurchase price equal to 100% of the principal amount of the 2026 Debentures being repurchased, plus accrued and unpaid interest (including contingent interest and additional interest, if any) to, but not including, the repurchase date.

Covenant Compliance
     WESCO was in compliance with all relevant covenants contained in its debt agreements as of December 31, 2006.
     The following table sets forth the aggregate principal repayment requirements for all indebtedness for the next five years and thereafter (in thousands):

2007	$396,745
2008	2,605
2009	2,416
2010	2,171
2011	1,901
Thereafter	734,476

$1,140,314

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
     Under the terms of the Revolving Credit Facility, WESCO International is restricted from declaring or paying dividends and as such, at December 31, 2006 and 2005, no dividends had been declared, and therefore no retained earnings were reserved for dividend payments.
     In December 2004, WESCO International completed a public offering of 4.0 million shares of its common stock. Certain selling stockholders offered an additional 7.1 million shares of common stock. The net proceeds to WESCO International of approximately $99.9 million after deducting the underwriting discounts and offering expenses were used to repurchase a portion of WESCO Distribution’s senior subordinated notes.

10. INCOME TAXES
     The following table sets forth the components of the provision for income taxes:

	Year Ended December 31
	2006	2005	2004
	(In thousands)
Current taxes:
Federal	$63,859	$18,141	$28,498
State	11,581	1,699	1,635
Foreign	6,552	6,212	1,929

Total current.	81,992	26,052	32,062
Deferred taxes:
Federal	16,938	20,734	1,855
State	2,101	2,567	200
Foreign	(785)	(1,995)	449

Total deferred	18,254	21,306	2,504

	$100,246	$47,358	$34,566

     The following table sets forth the components of income before income taxes by jurisdiction:

	Year Ended December 31
	2006	2005	2004
	(In thousands)
United States	$270,081	$126,037	$86,578
Foreign	47,484	24,786	12,920

	$317,565	$150,823	$99,498

     The following table sets forth the reconciliation between the federal statutory income tax rate and the effective rate:

	Year Ended December 31
	2006	2005	2004

Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal tax benefit	2.8	1.8	1.2
Nondeductible expenses	0.4	0.7	1.0
Domestic tax benefit from foreign operations	(3.2)	(3.1)	(0.4)
Foreign tax rate differences(1)	(3.3)	(3.3)	(2.3)
Section 965 dividend(2)	—	0.7	—
Federal tax credits and manufacturing deduction(3)	(0.1)	(0.8)	—
Other	—	0.4	0.2

	31.6%	31.4%	34.7%

(1)	Includes tax benefit of $10.0 million, $5.1 million and $1.3 million in 2006, 2005 and 2004 respectively from recapitalization of WESCO’s Canadian operations.

(2)	The Jobs Act was established on October 22, 2004. One provision of the Jobs Act effectively reduces the tax rate on qualifying repatriation of earnings held by foreign-based subsidiaries to approximately 5.25 percent. Normally, such repatriations would be taxed at a rate of 35 percent. In the fourth quarter of 2005, WESCO elected to repatriate approximately $23.0 million under the Jobs Act. This repatriation of earnings triggered a U.S. federal tax payment of approximately $1.0 million. This amount is reflected in the current income tax expense. Prior to the Jobs Act, WESCO did not provide deferred taxes on undistributed earnings of foreign subsidiaries as WESCO intended to utilize these earnings through expansion of its business operations outside the United States for an indefinite period of time.

(3)	Represents a benefit of $0.4 million in 2006 from a Domestic Production deduction, and a benefit of $1.2 million in 2005 from Research and Development credits.

     As of December 31, 2006 and 2005, WESCO had state tax benefits derived from net operating loss carryforwards of approximately $13.1 million ($8.5 million, net of federal income tax) and $15.7 million ($10.2 million, net of federal income tax), respectively. The amounts will begin expiring in 2007. The realization of these state deferred tax assets is dependent upon future earnings, if any, and the timing and amount are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. Utilization of WESCO’s state net operating loss carryforwards is subject to a substantial annual limitation imposed by state statute. Such an annual limitation could result in the expiration of the net operating loss and tax credit carryforwards before utilization.
     As of December 31, 2006, WESCO had approximately $31.7 million of undistributed earnings related to its foreign subsidiaries. Management believes that these earnings will be indefinitely reinvested in foreign jurisdiction; accordingly, WESCO has not provided for U.S. federal income taxes related to these earnings.
     In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. On January 17, 2007, the FASB affirmed its previous decision to make FIN 48 effective for fiscal years beginning after December 15, 2006. Accordingly, FIN 48 is effective for WESCO on January 1, 2007. The initial impact to the consolidated balance sheet is expected to be between $4.5 million and $5.5 million.
     The following table sets forth deferred tax assets and liabilities:

	December 31
	2006		2005
	(In thousands)
	Assets	Liabilities	Assets	Liabilities
Accounts receivable	$8,962	$—	$7,504	$—
Inventory	—	269	—	2,732
Other	13,603	7,305	12,481	3,854

Current deferred tax	22,565	7,574	19,985	6,586

Intangibles	—	141,168	—	70,189
Property, buildings and equipment	—	7,289	—	3,494
Other	340	1,560	—	55

Long-term deferred tax	$340	$150,017	$—	$73,738

11. EARNINGS PER SHARE
     Basic earnings per share are computed by dividing net income by the weighted average common shares outstanding during the periods. Diluted earnings per share are computed by dividing net income by the weighted average common shares and common share equivalents outstanding during the periods. The dilutive effect of common share equivalents is considered in the diluted earnings per share computation using the treasury stock method, which includes consideration of stock-based compensation required by SFAS No. 123 (R) and SFAS No. 128.
     The following table sets forth the details of basic and diluted earnings per share:

	Year Ended December 31
	2006	2005	2004
	(Dollars in thousands, except share data)
Net income	$217,320	$103,526	$64,932
Weighted average common shares outstanding used in computing basic earnings per share	48,724,343	47,085,524	41,838,034
Common shares issuable upon exercise of dilutive stock options	2,569,798	2,152,912	2,271,119
Common shares issuable from contingently convertible debentures (see note below for basis of calculation)	1,169,553	—	—

Weighted average common shares outstanding and common share equivalents used in computing diluted earnings per share	52,463,694	49,238,436	44,109,153

Earnings per share
Basic	$4.46	$2.20	$1.55
Diluted	$4.14	$2.10	$1.47
     Stock-settled stock appreciation rights of .1 million, 1.7 million and .9 million at a weighted average exercise price of $68.79, $28.00 and $24.02 per share were outstanding as of December 31, 2006, 2005 and 2004, respectively, were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the years ending December 31, 2006, 2005, and 2004.
     Under EITF Issue No. 04-8 The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share, and EITF Issue No. 90-19 Convertible Bonds with Issuer Option to Settle for Cash upon Conversion, and because of WESCO’s obligation to settle the par value of the 2025 Debentures and 2026 Debentures (collectively, the “Debentures”) in cash, WESCO is not required to include any shares underlying the Debentures in its diluted weighted average shares outstanding until the average stock price per share for the three-month (first period subsequent to the offering of the 2026 Debentures) or year-to-date periods ending December 31, 2006 exceeds the conversion price of the respective Debentures. At such time, only the number of shares that would be issuable (under the “treasury” method of accounting for share dilution) will be included, which is based upon the amount by which the average stock exceeds the conversion price. The conversion prices of the 2026 Debentures and 2025 Debentures are $88.15 and $41.86, respectively. Share dilution is limited to a maximum of 3,403,110 shares for the 2026 Debentures and 3,583,080 shares for the 2025 Debentures. Since the average stock prices for the three-and twelve-month periods ending December 31, 2006 were approximately $65 and $62 per share, respectively, 1,169,553 shares underlying the 2025 Debentures were included in the diluted share count. For the year ended December 31, 2006, the effect of the 2025 Debentures on diluted earnings per share was a decrease of $0.1. The 2025 Debentures had no effect on diluted earnings per share for the year ended December 31, 2005, as the average share price did not exceed the conversion price.

12. EMPLOYEE BENEFIT PLANS
     A majority of WESCO’s employees are covered by defined contribution retirement savings plans for their service rendered subsequent to WESCO’s formation. For U.S. participants, WESCO will make contributions in an amount equal to 50% of the participant’s total monthly contributions up to a maximum of 6% of eligible compensation. For Canadian participants, WESCO will make contributions in an amount ranging from 1% to 7% of the participant’s eligible compensation based on years of continuous service. In addition, employer contributions may be made at the discretion of the Board of Directors and can be based on WESCO’s financial performance. Discretionary employer contributions were made in the amount of $12.8 million, $10.4 million and $8.8 million in 2006, 2005 and 2004, respectively. For the years ended December 31, 2006, 2005 and 2004, WESCO contributed to all such plans $20.6 million, $16.8 million and $15.1 million, respectively, which was charged to expense. Contributions are made in cash to employee retirement savings plan accounts. Employees then have the option to transfer into any of their investment options, including WESCO stock.
13. STOCK-BASED COMPENSATION
Stock Purchase Plans
     In connection with the 1998 recapitalization, WESCO established a stock purchase plan (“1998 Stock Purchase Plan”) under which certain employees may be granted an opportunity to purchase WESCO’s common stock. The maximum number of shares available for purchase may not exceed 427,720. There were no shares issued in 2006, 2005 or 2004.
Stock Option Plans
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
     An initial reserve of 6,936,000 shares of common stock has been authorized for issuance under the LTIP. This reserve automatically increases by (i) the number of shares of common stock covered by unexercised options granted under prior plans that are canceled or terminated after the effective date of the LTIP, and (ii) the number of shares of common stock surrendered by employees to pay the exercise price and/or minimum withholding taxes in connection with the exercise of stock options granted under our prior plans. As of December 31, 2006, 4.3 million shares of common stock were reserved under the LTIP for future equity award grants.
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
     During 2006, WESCO granted 463,132 stock-settled stock appreciation rights, of which 1,000 were cancelled, at an average exercise price of $68.84. None were exercisable at December 31, 2006.
     As of December 31, 2006, there was $20.5 million of total unrecognized compensation expense related to non-vested stock-based compensation arrangements for all awards previously made of which approximately $11.8 million is expected to be recognized in 2007, $6.5 million in 2008 and $2.2 million in 2009.
     The total intrinsic value of options exercised during the years ended December 31, 2006, and 2005 was $109.9 million and $17.4 million, respectively. The total amount of cash received from the exercise of these options was $15.9 million and $8.5 million, respectively. The tax benefit recorded for tax deductions associated with stock-based compensation plans in 2006 and 2005 was $35.0 million and $13.8 million, respectively, and was recorded as a credit to additional paid-in capital.

     As of December 31, 2006, the intrinsic value of awards exercisable and awards unvested was $27.6 million and $67.6 million, respectively.
     The following table sets forth a summary of both stock options and stock appreciation rights and related information for the years indicated:

	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Awards	Price	Awards	Price	Awards	Price
Beginning of year	6,303,936	$14.02	7,217,473	$10.26	7,654,822	$7.64
Granted	467,132	68.84	908,889	31.85	1,105,500	22.55
Exercised	(2,125,913)	11.25	(1,328,954)	7.08	(1,484,176)	5.92
Cancelled	(66,333)		(493,472)	10.52	(58,673)	8.05

End of year	4,578,822	20.78	6,303,936	14.02	7,217,473	10.26

Exercisable at end of year	2,332,360	$11.84	1,805,305	$10.83	2,514,232	$8.01
     The following table sets forth exercise prices for equity awards outstanding as of December 31, 2006:

			Weighted
			Average
			Remaining
	Awards	Awards	Contractual
Range of exercise price	Outstanding	Exercisable	Life
$ 0.00 - $10.00	1,435,439	1,435,439	5.2
$10.00 - $20.00	1,324,375	405,292	2.6
$20.00 - $30.00	575,374	305,543	7.7
$30.00 - $40.00	765,981	181,351	8.5
$40.00 - $50.00	16,471	4,735	8.9
$50.00 - $60.00	2,650	0	9.2
$60.00 - $70.00	458,532	0	9.5

	4,578,822	2,332,360	5.8

14. COMMITMENTS AND CONTINGENCIES
     Future minimum rental payments required under operating leases, primarily for real property that have noncancelable lease terms in excess of one year as of December 31, 2006, are as follows:

(In thousands)

2007	$41,159
2008	34,540
2009	26,938
2010	20,094
2011	9,204
Thereafter	6,716
     Rental expense for the years ended December 31, 2006, 2005 and 2004 was $38.7 million, $33.2 million and $33.1 million, respectively.

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
     WESCO is a defendant in a lawsuit in a state court in Florida in which a former supplier alleges that WESCO failed to fulfill its commercial obligations to purchase product and seeks monetary damages in excess of $17 million. WESCO believes that it has meritorious defenses. Neither the outcome nor the monetary impact of this litigation can be predicted at this time. A jury trial is scheduled for April 2007.
     On March 3, 2006, Dana Corporation (“Dana”) and forty of its domestic subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. The Dana petitions applied to its U.S. domestic entities only. Dana represented $48.5 million of WESCO sales in 2005.
     As of March 3, 2006, the amount of accounts receivable due WESCO from Dana’s U.S. domestic entities was $11.1 million, of which $10.6 million related to 2006 sales. As of June 30, 2006, a reserve in the amount of $2.0 million was maintained by WESCO based on management’s evaluation of the collectibility of this balance. In September 2006, in accordance with a court approved settlement, WESCO sold $10.8 million of the $11.1 million Dana accounts receivable, resulting in a loss of $1.7 million. As of December 31, 2006, WESCO had approximately $.3 million of Dana pre-petition accounts receivable remaining, of which approximately half are reserved.
15. SEGMENTS AND RELATED INFORMATION
     WESCO provides distribution of product and services through our nine operating segments which have been aggregated as one reportable segment. The sale of electrical products and maintenance repair and operating supplies which represents more than 90% of the consolidated net sales, income from operations and assets for 2006, 2005 and 2004. WESCO has over 250,000 unique product stock keeping units and markets more than 1,000,000 products for customers. It is impractical to disclose net sales by product, major product group or service group. There were no material amounts of sales or transfers among geographic areas and no material amounts of export sales.
     The following table sets forth information about WESCO by geographic area:

	Net Sales			Long-Lived Assets
	Year Ended December 31,			December 31,
(In thousands)	2006	2005	2004	2006	2005	2004
United States	$4,606,783	$3,829,755	$3,265,280	$1,193,586	$728,329	$488,787
Foreign operations
Canada	599,244	499,817	394,375	13,177	12,375	11,958
Other foreign	114,576	91,531	81,598	750	1,592	1,194

Subtotal foreign operations	713,820	591,348	475,973	13,927	13,967	13,152

Total U.S. and Foreign	$5,320,603	$4,421,103	$3,741,253	$1,207,513	$742,296	$501,939

16. OTHER FINANCIAL INFORMATION
     WESCO Distribution has issued $150 million in aggregate principal amount of 2017 Notes. The 2017 Notes are fully and unconditionally guaranteed by WESCO International on a subordinated basis to all existing and future senior indebtedness of WESCO International. Pursuant to an Exchange and Registration Rights Agreement with respect to the 2017 Notes and WESCO International’s guarantee of the 2017 Notes (the “2017 Notes Guarantee”), WESCO International and WESCO Distribution filed a registration statement with the SEC to register an exchange enabling holders of the 2017 Notes to exchange the 2017 Notes and 2017 Notes Guarantee for publicly registered senior subordinated notes, and a similar unconditional guarantee of those notes by WESCO International, with substantially identical terms (except for terms relating to additional interest and transfer restrictions). All of the original $150 million in aggregate principal amount of the 2017 Notes were exchanged in the exchange offer. WESCO International and WESCO Distribution completed the exchange offer on July 12, 2006.
     WESCO International has issued $150 million in aggregate principal amount of 2025 Debentures. The 2025 Debentures are fully and unconditionally guaranteed by WESCO Distribution on a senior subordinated basis to all existing and future senior indebtedness of WESCO Distribution. Pursuant to a Registration Rights Agreement with respect to the 2025 Debentures, WESCO Distribution’s guarantee of the 2025 Debentures (the “2025 Debentures Guarantee”) and the common stock of WESCO International into which the 2025 Debentures are convertible (the “2025 Conversion Shares”), WESCO Distribution and WESCO International filed a resale shelf registration statement to register the 2025 Debentures, the 2025 Debentures Guarantee and the 2025 Conversion Shares. The resale shelf registration statement became effective on June 23, 2006.
     WESCO International has issued $300 million in aggregate principal amount of 2026 Debentures. The 2026 Debentures are fully and unconditionally guaranteed by WESCO Distribution on a senior subordinated basis to all existing and future senior indebtedness of WESCO Distribution. Pursuant to a Registration Rights Agreement with respect to the 2026 Debentures, WESCO Distribution’s guarantee of the 2026 Debentures (the “2026 Debentures Guarantee”) and the common stock of WESCO International into which the 2026 Debentures are convertible (the “2026 Conversion Shares”), WESCO Distribution and WESCO International agreed to file a shelf registration statement within 210 days after the issue date of the 2026 Debentures to register the 2026 Debentures, the 2026 Debentures Guarantee and the 2026 Conversion Shares. WESCO Distribution and WESCO International agreed to use their reasonable best efforts to cause the registration statement to become effective within 270 days after the issue date of the 2026 Debentures.
     Condensed consolidating financial information for WESCO International, WESCO Distribution, Inc. and the non-guarantor subsidiaries is as follows:

CONDENSED CONSOLIDATING BALANCE SHEETS

	December 31, 2006
	(In thousands)
				Consolidating
	WESCO	WESCO	Non-Guarantor	and Eliminating
	International, Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Cash and cash equivalents	$(2)	$27,622	$45,775	$—	$73,395
Trade accounts receivable	—	—	829,962	—	829,962
Inventories	—	402,082	211,487	—	613,569
Other current assets	—	42,242	58,844	—	101,086

Total current assets	(2)	471,946	1,146,068	—	1,618,012
Intercompany receivables, net	—	(1,487,030)	1,559,778	(72,748)	—
Property, buildings and equipment, net	—	34,472	72,544	—	107,016
Intangible assets, net	—	11,314	136,236	—	147,550
Goodwill and other intangibles, net	—	374,026	557,203	—	931,229
Investments in affiliates and other noncurrent assets	1,285,977	2,693,146	2,604	(3,961,551)	20,176

Total assets	$1,285,975	$2,097,874	$3,474,433	$(4,034,299)	$2,823,983

Accounts payable	—	434,092	156,212	—	590,304
Short-term debt	—	—	390,500	—	390,500
Other current liabilities	—	64,631	108,237	—	172,868

Total current liabilities	—	498,723	654,949	—	1,153,672
Intercompany payables, net	72,748	—	—	(72,748)	—
Long-term debt	450,000	250,002	43,885	—	743,887
Other noncurrent liabilities	—	74,472	88,725	—	163,197
Stockholders’ equity	763,227	1,274,677	2,686,874	(3,961,551)	763,227

Total liabilities and stockholders’ equity	$1,285,975	$2,097,874	$3,474,433	$(4,034,299)	$2,823,983

	December 31, 2005
	(In thousands)
	WESCO			Consolidating
	International,	WESCO	Non-Guarantor	and Eliminating
	Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Cash and cash equivalents	$—	$18,088	$4,037	$—	$22,125
Trade accounts receivable	—	—	315,594	—	315,594
Inventories	—	380,227	120,571	—	500,798
Other current assets	—	40,049	50,971	(20,674)	70,346

Total current assets	—	438,364	491,173	(20,674)	908,863
Intercompany receivables, net	—	(161,534)	206,253	(44,719)	—
Property, buildings and equipment, net	—	31,712	71,371	—	103,083
Intangible assets, net	—	11,140	72,752	—	83,892
Goodwill and other intangibles, net	—	374,000	168,217	—	542,217
Investments in affiliates and other noncurrent assets	686,169	806,818	3,045	(1,482,928)	13,104

Total assets	$686,169	$1,500,500	$1,012,811	$(1,548,321)	$1,651,159

Accounts payable	$—	$453,101	$119,366	$—	$572,467
Short-term debt	—	14,500	—	—	14,500
Other current liabilities	—	133,478	20,115	(20,674)	132,919

Total current liabilities	—	601,079	$139,481	(20,674)	$719,886
Intercompany payables, net	44,719	—	—	(44,719)	—
Long-term debt	150,000	154,024	48,208	—	352,232
Other noncurrent liabilities	—	63,491	24,100	—	87,591
Stockholders’ equity	491,450	681,906	801,022	(1,482,928)	491,450

Total liabilities and stockholders’ equity	$686,169	$1,500,500	$1,012,811	$(1,548,321)	$1,651,159

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Year Ended December 31, 2006
	(In thousands)
	WESCO			Consolidating
	International,	WESCO	Non-Guarantor	and Eliminating
	Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Net sales	$—	$4,096,952	$1,223,651	$—	$5,320,603
Cost of goods sold, excluding depreciation and amortization	—	3,306,356	927,723	—	4,234,079
Selling, general and administrative expenses	26	536,535	156,320	—	692,881
Depreciation and amortization	—	14,597	14,063	—	28,660
Results of affiliates’ operations	194,374	102,051	—	(296,425)	—
Interest expense (income), net	(38,552)	34,775	28,399	—	24,622
Other (income) expense	—	53,390	(30,595)	—	22,795
Provision for income taxes	15,580	58,976	25,690	—	100,246

Net income (loss)	$217,320	$194,374	$102,051	$(296,425)	$217,320

	Year Ended December 31, 2005
	(In thousands)
	WESCO			Consolidating
	International,	WESCO	Non-Guarantor	and Eliminating
	Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Net sales	$—	$3,664,618	$756,485	$—	$4,421,103
Cost of goods sold, excluding depreciation and amortization	—	2,983,739	596,659	—	3,580,398
Selling, general and administrative expenses	7	543,009	69,764	—	612,780
Depreciation and amortization	—	15,994	2,645	—	18,639
Results of affiliates’ operations	87,431	89,849	—	(177,280)	—
Interest expense (income), net	(25,443)	43,939	11,687	—	30,183
Loss on debt extinguishment, net	—	14,914	—	—	14,914
Other (income) expense	—	41,528	(28,223)	—	13,305
Provision for income taxes	9,341	23,913	14,104	—	47,358

Net income (loss)	$103,526	$87,431	$89,849	$(177,280)	$103,526

	Year Ended December 31, 2004
	(In thousands)
	WESCO			Consolidating
	International,	WESCO	Non-Guarantor	and Eliminating
	Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Net sales	$—	$3,187,864	$553,389	$—	$3,741,253
Cost of goods sold, excluding depreciation and amortization	—	2,588,682	440,450	—	3,029,132
Selling, general and administrative expenses	5	470,836	73,691	—	544,532
Depreciation and amortization	—	15,057	3,086	—	18,143
Results of affiliates’ operations	56,877	37,554	—	(94,431)	—
Interest expense (income), net	(12,396)	52,397	790	—	40,791
Other (income) expense	—	26,001	(16,844)	—	9,157
Provision for income taxes	4,336	15,568	14,662	—	34,566

Net income (loss)	$64,932	$56,877	$37,554	$(94,431)	$64,932

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2006
	(In thousands)
				Consolidating
	WESCO	WESCO	Non-Guarantor	and Eliminating
	International, Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Net cash provided (used) by operating activities	$(61,824)	$221,154	$47,753	$—	$207,083
Investing activities:
Capital expenditures	—	(16,730)	(1,629)	—	(18,359)
Acquisitions	—	(540,447)	—	—	(540,447)
Other	—	(1,745)	2,592	—	847

Net cash used by investing activities	—	(558,922)	963	—	(557,959)
Financing activities:
Net borrowings (repayments)	328,209	48,551	(6,977)	—	369,783
Equity transactions	(258,172)	300,000		—	41,828
Other	(8,215)	(1,249)		—	(9,464)

Net cash provided (used) by financing activities	61,822	347,302	(6,977)	—	402,147

Effect of exchange rate changes on cash and cash equivalents	—	—	(1)	—	(1)

Net change in cash and cash equivalents	(2)	9,534	41,738	—	51,270
Cash and cash equivalents at beginning of period	—	18,088	4,037	—	22,125

Cash and cash equivalents at end of period	$(2)	$27,622	$45,775	$—	$73,395

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2005
	(In thousands)
				Consolidating
	WESCO	WESCO	Non-Guarantor	and Eliminating
	International, Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Net cash provided (used) by operating activities	$38,901	$272,483	$(16,287)	$—	$295,097
Investing activities:
Capital expenditures	—	(13,026)	(1,128)	—	(14,154)
Acquisitions	—	(278,829)	—	—	(278,829)
Other	—	2,014	—	—	2,014

Net cash used by investing activities	—	(289,841)	(1,128)	—	(290,969)
Financing activities:
Net borrowings (repayments)	(42,975)	24,299	(1,180)	—	(19,856)
Equity transactions	8,173	—	—	—	8,173
Other	(4,100)	(4,827)	3,579	—	(5,348)

Net cash provided (used) by financing activities	(38,902)	19,472	2,399	—	(17,031)

Effect of exchange rate changes on cash and cash equivalents	—	—	505	—	505

Net change in cash and cash equivalents	(1)	2,114	(14,511)	—	(12,398)
Cash and cash equivalents at beginning of period	1	15,974	18,548	—	34,523

Cash and cash equivalents at end of period	$—	$18,088	$4,037	$—	$22,125

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2004
	(In thousands)
	WESCO			Consolidating
	International,	WESCO	Non-Guarantor	and Eliminating
	Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Net cash (used) provided by operating activities	$23,334	$(10,748)	$9,358	$—	$21,944
Investing activities:
Capital expenditures	—	(11,708)	(441)	—	(12,149)
Acquisitions	—	(34,114)	—	—	(34,114)
Other	—	—	—	—	0

Net cash used by investing activities	—	(45,822)	(441)	—	(46,263)
Financing activities:
Net borrowings (repayments).	(111,544)	56,235	(2,096)	—	(57,405)
Equity transactions	88,210	—	—	—	88,210
Other	—	(112)	—	—	(112)

Net cash provided (used) by financing activities	(23,334)	56,123	(2,096)	—	30,693

Effect of exchange rate changes on cash and cash equivalents	—	—	654	—	654

Net change in cash and cash equivalents	—	(447)	7,475	—	7,028
Cash and cash equivalents at beginning of period	1	16,421	11,073	—	27,495

Cash and cash equivalents at end of period	$1	$15,974	$18,548	$—	$34,523

17. SELECTED QUARTERLY FINANCIAL DATA (unaudited)
     The following table sets forth selected quarterly financial data for the years ended December 31, 2006 and 2005:

	First		Second		Third		Fourth
	Quarter		Quarter		Quarter		Quarter

2006
Net sales	$1,265,508		$1,335,976		$1,343,066		$1,376,053
Gross profit	253,105		270,554		275,660		287,205
Income from operations	76,925		94,728		100,177		93,153
Income before income taxes	65,473		82,851		89,269		79,973
Net income	44,450	(A),(C)	55,178	(A),(C)	59,385	(A),(C)	58,307	(A),(B),(C)
Basic earnings per share(I)	0.93		1.13		1.21		1.18
Diluted earnings per share(J)	0.86		1.05		1.13		1.10

2005
Net sales	$990,871		$1,062,060		$1,131,449		$1,236,723
Gross profit	185,182		194,586		208,313		252,624
Income from operations	38,562		48,915		47,306		74,503
Income before income taxes	17,371		39,062		37,060		57,391
Net income	11,344	(D),(E),(H)	27,439	(E),(F),(H)	25,008	(E),(H)	39,735	(D),(E),(F),(G),(H)
Basic earnings per share(I)	0.24		0.58		0.53		0.84
Diluted earnings per share(J)	0.23		0.56		0.51		0.80

(A)	Income tax benefits from the recapitalization of the Canadian operations for the first, second, third and fourth quarters of 2006 were $2.1 million, $2.2 million, $2.1 million and $3.6 million, respectively. The fourth quarter reflects increased utilization of foreign tax credits.

(B)	On November 3, 2006, Communications Supply Holdings, Inc. was acquired and the sales and gross margin resulting from this acquisition for the fourth quarter of 2006 were $95.6 million and $29.7 million, respectively.

(C)	Stock option expense for the first, second, third and fourth quarters of 2006 was $2.6 million, $2.5 million, $3.4 million and $3.2 million, respectively.

(D)	During the first and fourth quarters of 2005 $123.8 million and $199.7 million, respectively in aggregate principal amount of the 2008 Notes were redeemed at a loss of $10.1 million and $4.8 million, respectively resulting from the payment of the call premium and the write-off of the unamortized original issue discount and debt issue costs.

(E)	Income tax benefits from the recapitalization of the Canadian operations for the first, second, third and fourth quarters of 2005 were $0.5 million, $1.1 million, $1.2 million and $2.3 million, respectively.

(F)	Income tax benefits from the utilization of research and development credits for the second and fourth quarters of 2005 were $1.0 million and $0.2 million, respectively.

(G)	On September 29, 2005, the common stock of Carlton-Bates Company was acquired and the sales and gross margin resulting from this acquisition for the fourth quarter of 2005 were $76.8 million and $21.3 million, respectively.

(H)	Stock option expense for the first, second, third and fourth quarters of 2005 was $1.7 million, $1.5 million, $2.5 million and $3.0 million, respectively.

(I)	Earnings per share (EPS) in each quarter is computed using the weighted average number of shares outstanding during that quarter while EPS for the full year is computed by taking the average of the weighted average number of shares outstanding each quarter. Thus, the sum of the four quarters’ EPS may not equal the full-year EPS.

(J)	Diluted earnings per share (DEPS) in each quarter is computed using the weighted average number of shares outstanding during that quarter while DEPS for the full year is computed by taking the average of the weighted average number of shares outstanding each quarter. Thus, the sum of the four quarters’ DEPS may not equal the full-year DEPS.
18. SUBSEQUENT EVENTS
     On February 1, 2007, WESCO announced that its Board of Directors authorized a stock repurchase program in the amount of up to $400 million. The shares may be purchased from time to time in the open market or through privately negotiated transactions. The stock repurchase program may be implemented or discontinued at any time by WESCO.

     On February 22, 2007, WESCO Distribution entered into an amendment of its existing Receivables Facility, pursuant to the terms and conditions of the Eighth Amendment to Second Amended and Restated Receivables Purchase Agreement, dated as of February 22, 2007 (the “Amendment”), by and among WESCO Receivables Corp., WESCO Distribution, the Purchasers and Purchaser Agents party thereto and Wachovia Capital Markets, LLC (as successor to Wachovia Securities, Inc.), as Administrator. The Amendment increases the purchase commitment under the Receivables Facility from $400 million to $500 million, includes Communications Supply Corporation and its subsidiaries as originators under the Receivables Facility and extends the term of the Receivables Facility to May 9, 2010.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
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
Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006. Management has excluded Communications Supply Holdings, Inc. from its assessment of internal control over financial reporting as of December 31, 2006 because it was acquired by the Company in a purchase business combination during 2006. Communications Supply Holdings, Inc is a wholly-owned subsidiary whose total assets and total revenues represent $729.8 million and $95.6 million, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2006.
     Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
Changes in Internal Control Over Financial Reporting
     During the last fiscal quarter of 2006, there were no changes in the Company’s internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
     The information set forth under the captions “Board of Directors” and “Executive Officers” in our definitive Proxy Statement for our 2007 Annual Meeting of Stockholders is incorporated herein by reference.
     Codes of Ethics and Business Conduct
     We have adopted a Code of Ethics and Business Conduct (“Code of Conduct”) that applies to our Directors, officers and employees that is available on our website at www.wesco.com by selecting the “Investors” tab followed by the “Corporate Governance” heading. Any amendment or waiver of the Code of Conduct for our officers or Directors will be disclosed promptly at that location on our website.
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
     The information required by Item 10 that relates to our Directors and executive officers is incorporated by reference from the information appearing under the captions “Corporate Governance” and “Board and Committee Meetings” in our definitive Proxy Statement that is to be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year on December 31, 2006.
     Information included on our website is not a part of this Annual Report on Form 10-K.
Item 11. Executive Compensation.
     The information set forth under the captions “Executive Compensation” and “Director Compensation” in our definitive Proxy Statement for our 2007 Annual Meeting of Stockholders is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters .
     The information set forth under the caption “Security Ownership” in our definitive Proxy Statement for our 2007 Annual Meeting of Stockholders is incorporated herein by reference.
     The following table provides information as of December 31, 2006 with respect to the shares of our common stock that may be issued under our existing equity compensation plans:

Number of securities
	Number of securities to be	Weighted average	remaining available for
	issued upon exercise of	exercise price of	future issuance under
	outstanding options,	outstanding options,	equity compensation
Plan Category	warrants and rights	warrants and rights	plans

Equity compensation plans approved by security holders	6,303,936	$20.78	4,324,740

Equity compensation plans not approved by security holders	—	—	—

Total	6,303,936	$20.78	4,324,740
Item 13. Certain Relationships and Related Transactions, and Director Independence.
     The information set forth under the captions “Transactions with Related Persons” and “Corporate Governance” in our definitive Proxy Statement for our 2007 Annual Meeting of Stockholders is incorporated herein by reference.
     Item 14. Principal Accountant Fees and Services.
     The information set forth under the caption “Independent Registered Public Accounting Firm Fees and Services” in our definitive Proxy Statement for our 2007 Annual Meeting of Stockholders is incorporated herein by reference.

     PART IV
Item 15. Exhibits and Financial Statement Schedule.
The financial statements, financial statement schedule and exhibits listed below are filed as part of this annual report:
(a)	(1) Financial Statements

The list of financial statements required by this item is set forth in Item 8, “Financial Statements and Supplementary Data,” and is incorporated herein by reference.

(2)	Financial Statement Schedule

Schedule II – Valuation and Qualifying Accounts
(b)	Exhibits

Exhibit No.	Description of Exhibit	Prior Filing or Sequential Page Number

2.1	Recapitalization Agreement, dated as of March 27, 1998, among Thor Acquisitions L.L.C., WESCO International, Inc. (formerly known as CDW Holding Corporation) and certain security holders of WESCO International, Inc.	Incorporated by reference to Exhibit 2.1 to WESCO’s Registration Statement on Form S-4 (No. 333-43225)

3.1	Restated Certificate of Incorporation of WESCO International, Inc.	Incorporated by reference to Exhibit 3.1 to WESCO’s Registration Statement on Form S-4 (No. 333-70404)

3.2	By-laws of WESCO International, Inc.	Incorporated by reference to Exhibit 3.2 to WESCO’s Registration Statement on Form S-4 (No. 333-70404)

4.1	Indenture, dated as of September 22, 2005, by and among WESCO International, Inc., WESCO Distribution, Inc. and J.P. Morgan Trust Company, National Association, as Trustee.	Incorporated by reference to Exhibit 4.1 to WESCO’s Current Report on Form 8-K, dated September 21, 2005

4.2	Form of 2.625% Convertible Senior Debenture due 2025 (included in Exhibit 4.1).	Incorporated by reference to Exhibit 4.3 to WESCO’s Current Report on Form 8-K, dated September 21, 2005

4.3	Indenture, dated as of September 22, 2005, by and among WESCO International, Inc., WESCO Distribution, Inc. and J.P. Morgan Trust Company, National Association, as Trustee.	Incorporated by reference to Exhibit 4.4 to WESCO’s Current Report on Form 8-K, dated September 21, 2005

4.4	Form of 7.50% Senior Subordinated Note due 2017, (included in Exhibit 4.3).	Incorporated by reference to Exhibit 4.6 to WESCO’s Current Report on Form 8-K, dated September 21, 2005

10.1	CDW Holding Corporation Stock Purchase Plan.	Incorporated by reference to Exhibit 10.1 to WESCO’s Registration Statement on Form S-4 (No. 333-43225)

10.2	Form of Stock Subscription Agreement.	Incorporated by reference to Exhibit 10.2 to WESCO’s Registration Statement on Form S-4 (No. 333-43225)

Exhibit No.	Description of Exhibit	Prior Filing or Sequential Page Number

10.3	CDW Holding Corporation Stock Option Plan.	Incorporated by reference to Exhibit 10.3 to WESCO’s Registration Statement on Form S-4 (No. 333-43225)

10.4	Amendment to CDW Holding Corporation Stock Option Plan	Incorporated by reference to Exhibit 10.1 to WESCO’s Current Report on Form 8-K, dated March 2, 2006

10.5	Form of Stock Option Agreement.	Incorporated by reference to Exhibit 10.4 to WESCO’s Registration Statement on Form S-4 (No. 333-43225)

10.6	Form of Amendment to Stock Option Agreement.	Incorporated by reference to Exhibit 10.2 to WESCO’s Current Report on Form 8-K, dated March 2, 2006

10.7	CDW Holding Corporation Stock Option Plan for Branch Employees.	Incorporated by reference to Exhibit 10.5 to WESCO’s Registration Statement on Form S-4 (No. 333-43225)

10.8	Amendment to CDW Holding Corporation Stock Option Plan for Branch Employees.	Incorporated by reference to Exhibit 10.3 to WESCO’s Current Report on Form 8-K, dated March 2, 2006

10.9	Form of Branch Stock Option Agreement.	Incorporated by reference to Exhibit 10.6 to WESCO’s Registration Statement on Form S-4 (No. 333-43225)

10.10	Form of Amendment to Branch Stock Option Agreement.	Incorporated by reference to Exhibit 10.4 to WESCO’s Current Report on Form 8-K, dated March 2, 2006

10.11	WESCO International, Inc. 1998 Stock Option Plan.	Incorporated by reference to Exhibit 10.1 to WESCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998

10.12	Amendment to WESCO International, Inc. 1998 Stock Option Plan.	Incorporated by reference to Exhibit 10.5 to WESCO’s Current Report on Form 8-K dated March 2, 2006

10.13	Form of Management Stock Option Agreement.	Incorporated by reference to Exhibit 10.2 to WESCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998

10.14	Form of Amendment to Management Stock Option Agreement.	Incorporated by reference to Exhibit 10.6 to WESCO’s Current Report on Form 8-K dated March 2, 2006

10.15	1999 Deferred Compensation Plan for Non-Employee Directors.	Incorporated by reference to Exhibit 10.22 to WESCO’s Annual Report on Form 10-K for the year ended December 31, 1998

10.16	1999 Long-Term Incentive Plan.	Incorporated by reference to Exhibit 10.22 to WESCO’s Registration Statement on Form S-1 (No. 333-73299)

Exhibit No.	Description of Exhibit	Prior Filing or Sequential Page Number

10.17	Office Lease Agreement, dated as of May 24, 1995, by and between Commerce Court Property Holding Trust, as Landlord, and WESCO Distribution, Inc., as Tenant, as amended by First Amendment to Lease, dated as of June 1995 and by Second Amendment to Lease, dated as of December 29, 1995.	Incorporated by reference to Exhibit 10.10 to WESCO’s Registration Statement on Form S-4 (No. 333-43225)

10.18	Lease, dated as of April 1, 1992, by and between The E.T. Hermann and Jane D. Hermann 1978 Living Trust and Westinghouse Electric Corporation, as renewed by the renewal letter, dated as of December 13, 1996, from WESCO Distribution, Inc., as successor in interest to Westinghouse Electric Corporation, to Utah State Retirement Fund, as successor in interest to The E.T. Hermann and Jane D. Hermann 1978 Living Trust.	Incorporated by reference to Exhibit 10.11 to WESCO’s Registration Statement on Form S-4 (No. 333-43225)

10.19	Third Amendment to Lease, dated as of December 22, 2004, by and between US Institutional Real Estate Equities, L.P., as successor in interest to Utah State Retirement Fund and The E.T. Hermann and Jane D. Hermann 1978 Living Trust, and WESCO Distribution, Inc., as successor in interest to Westinghouse Electric Corporation.	Incorporated by reference to Exhibit 10.19 to WESCO’s Annual Report on Form 10-K for the year ended December 31, 2005

10.20	Agreement of Lease, dated as of September 3, 1998, by and between Atlantic Construction, Inc., as landlord, and WESCO Distribution-Canada, Inc., as tenant, as renewed by the Renewal Agreement, dated April 14, 2004, by and between Atlantic Construction, Inc., as landlord, and WESCO Distribution-Canada, Inc., as tenant.	Incorporated by reference to Exhibit 10.20 to WESCO’s Annual Report on Form 10-K for the year ended December 31, 2005

10.21	Lease dated December 13, 2002 between WESCO Distribution, Inc. and WESCO Real Estate IV, LLC.	Incorporated by reference to Exhibit 10.27 to WESCO’s Annual Report on Form 10-K for the year ended December 31, 2002

10.22	Lease Guaranty dated December 13, 2002 by WESCO International, Inc. in favor of WESCO Real Estate IV, LLC.	Incorporated by reference to Exhibit 10.28 to WESCO’s Annual Report on Form 10-K for the year ended December 31, 2002

10.23	Amended and Restated Registration and Participation Agreement, dated as of June 5, 1998, among WESCO International, Inc. and certain security holders of WESCO International, Inc. named therein.	Incorporated by reference to Exhibit 10.19 to WESCO’s Registration Statement on Form S-4 (No. 333-43225)

10.24	Employment Agreement, dated as of June 5, 1998, between WESCO Distribution, Inc. and Roy W. Haley.	Incorporated by reference to Exhibit 10.20 to WESCO’s Registration Statement on Form S-4 (No. 333-43225)

10.25	Employment Agreement, dated as of July 29, 2004, between WESCO International, Inc. and John Engel.	Incorporated by reference to Exhibit 10.1 to WESCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004

10.26	Employment Agreement, dated as of December 15, 2005, between WESCO International, Inc. and Stephen A. Van Oss.	Incorporated by reference to Exhibit 10.26 to WESCO’s Annual Report on Form 10-K for the year ended December 31, 2005

Exhibit No.	Description of Exhibit	Prior Filing or Sequential Page Number

10.27	Amended and Restated Credit Agreement, dated as of September 28, 2005, by and among WESCO Distribution, Inc., the other credit parties signatory thereto from time to time, General Electric Capital Corporation, as Agent and U.S. Lender, GECC Capital Markets Group, as Lead Arranger, GE Canada Finance Holding Company, as Canadian Agent and a Canadian Lender, Bank of America, N.A., as Syndication Agent, and The CIT Group/Business Credit, Inc. and Citizens Bank of Pennsylvania, as Co-Documentation Agents.	Incorporated by reference to Exhibit 10.1 to WESCO’s Current Report on Form 8-K, September 28, 2005

10.28	Intercreditor Agreement, dated as of March 19, 2002, among PNC Bank, National Association, General Electric Capital Corporation, WESCO Receivables Corp., WESCO Distribution, Inc., Fifth Third Bank, N.A., Mellon Bank, N.A., The Bank of Nova Scotia, Herning Enterprises, Inc. and WESCO Equity Corporation.	Incorporated by reference to Exhibit 10.21 to WESCO’s Annual Report on Form 10-K for the year ended December 31, 2001

10.29	Second Amended and Restated Receivables Purchase Agreement dated as of September 2, 2003 among WESCO Receivables Corp., WESCO Distribution, Inc., and the Lenders identified therein.	Incorporated by reference to Exhibit 10.1 to WESCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003

10.30	Second Amendment to Second Amended and Restated Receivables Purchase Agreement and Waiver, dated August 31, 2004.	Incorporated by reference to Exhibit 10.4 to WESCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004

10.31	Third Amendment to Second Amended and Restated Receivables Purchase Agreement, dated September 23, 2004.	Incorporated by reference to Exhibit 10.5 to WESCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004

10.32	Sixth Amendment to Second Amended and Restated Receivables Purchase Agreement, dated October 4, 2005.	Incorporated by reference to Exhibit 10.2 to WESCO’s Current Report on Form 8-K, September 28, 2005

10.33	Seventh Amendment to Second Amended and Restated Receivables Purchase Agreement, dated December 29, 2006.	Incorporated by reference to Exhibit 10.1 to WESCO’s Current Report on Form 8-K, December 29, 2006

10.34	Eighth Amendment to Second Amended and Restated Receivables Purchase Agreement, dated February 22, 2007.	Incorporated by reference to Exhibit 10.1 to WESCO’s Current Report on Form 8-K, February 22, 2007

10.35	Loan Agreement between Bear Stearns Commercial Mortgage, Inc. and WESCO Real Estate IV, LLC, dated December 13, 2002.	Incorporated by reference to Exhibit 10.26 to WESCO’s Annual Report on Form 10-K for the year ended December 31, 2002

10.36	Guaranty of Non-Recourse Exceptions Agreement dated December 13, 2002 by WESCO International, Inc. in favor of Bear Stearns Commercial Mortgage, Inc.	Incorporated by reference to Exhibit 10.29 to WESCO’s Annual Report on Form 10-K for the year ended December 31, 2002

10.37	Environmental Indemnity Agreement dated December 13, 2002 made by WESCO Real Estate IV, Inc. and WESCO International, Inc. in favor of Bear Stearns Commercial Mortgage, Inc.	Incorporated by reference to Exhibit 10.30 to WESCO’s Annual Report on Form 10-K for the year ended December 31, 2002

Exhibit No.	Description of Exhibit	Prior Filing or Sequential Page Number

10.38	Asset Purchase Agreement, dated as of September 11, 1998, among Bruckner Supply Company, Inc. and WESCO Distribution, Inc.	Incorporated by reference to Exhibit 2.01 to WESCO’s Current Report on Form 8-K, dated September 11, 1998

10.39	Amendment dated March 29, 2002 to Asset Purchase Agreement, dated as of September 11, 1998, among Bruckner Supply Company, Inc. and WESCO Distribution, Inc.	Incorporated by reference to Exhibit 10.25 to WESCO’s Annual Report on Form 10-K for the year ended December 31, 2002

10.40	Agreement and Plan of Merger, dated August 16, 2005, by and among Carlton-Bates Company, the shareholders of Carlton-Bates Company signatory thereto, the Company Representative (as defined therein), WESCO Distribution, Inc. and C-B WESCO, Inc.	Incorporated by reference to Exhibit 10.3 to WESCO’s Current Report on Form 8-K, dated September 28, 2005

10.41	Registration Rights Agreement, dated September 27, 2005, by and among WESCO International, Inc., WESCO Distribution, Inc. and Lehman Brothers Inc. and Goldman Sachs & Co., as representatives of the initial purchasers named therein.	Incorporated by reference to Exhibit 4.2 to WESCO’s Current Report on Form 8-K, September 21, 2005

10.42	Exchange and Registration Rights Agreement, dated September 27, 2005, by and among WESCO International, Inc., WESCO Distribution, Inc. and Goldman Sachs & Co. and Lehman Brothers Inc., as representatives of the initial purchasers named therein.	Incorporated by reference to Exhibit 4.5 to WESCO’s Current Report on Form 8-K, September 21, 2005

12.1	Statement re computation of ratios.	Filed herewith

13.1	Portions of WESCO’s 2006 Annual Report to Shareholders	Filed herewith

21.1	Significant Subsidiaries of WESCO.	Filed herewith

23.1	Consent of PricewaterhouseCoopers LLP.	Filed herewith

23.2	Consent of American Appraisal Associates, Inc.	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act.	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act.	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith
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
Date: March 1, 2007
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROY W. HALEY	Chairman and Chief Executive Officer
Roy W. Haley	(Principal Executive Officer)	March 1, 2007

/s/ STEPHEN A. VAN OSS	Senior Vice President and Chief Financial	March 1, 2007
Stephen A. Van Oss	and Administrative Officer (Principal Financial and Accounting Officer)

/s/ JAMES L. SINGLETON James L. Singleton	Director	March 1, 2007

/s/ ROBERT J. TARR, JR. Robert J. Tarr, Jr.	Director	March 1, 2007

/s/ KENNETH L. WAY Kenneth L. Way	Director	March 1, 2007

/s/ GEORGE L. MILES, JR. George L. Miles, Jr.	Director	March 1, 2007

/s/ SANDRA BEACH LIN Sandra Beach Lin	Director	March 1, 2007

/s/ WILLIAM J. VARESCHI William J. Vareschi	Director	March 1, 2007

/s/ STEVEN A. RAYMUND Steven A. Raymund	Director	March 1, 2007

/s/ LYNN M. UTTER Lynn M. Utter	Director	March 1, 2007

Schedule II–Valuation and Qualifying Accounts

	Col. A	Col. B	Col. C	Col. D	Col. E
			(In thousands)
	Balance at		Charged to
	Beginning	Charged to	Other		Balance at
(in thousands)	of Period	Expense	Accounts(1)	Deductions(2)	End of Period
Allowance for doubtful accounts:
Year ended December 31, 2006	$12,609	$3,810	$8,971	($12,749)	$12,641
Year ended December 31, 2005	12,481	8,601	$1,543	(10,016)	12,609
Year ended December 31, 2004	11,422	5,824		(4,765)	12,481

(1)	Represents allowance for doubtful accounts in connection with certain acquisitions and the on-balance sheet treatment of the AR Securitization Facility.

(2)	Includes a reduction in the allowance for doubtful accounts due to write-off of accounts receivable.

	Col. A	Col. B	Col. C	Col. D	Col. E
			(In thousands)
	Balance at		Charged to		Balance at
	Beginning	Charged to	Other		End of
(in thousands)	of Period	Expense	Accounts(1)	Deductions	Period
Inventory reserve:
Year ended December 31, 2006	$12,466	$3,547	$13,506	$(6,541)	$22,978
Year ended December 31, 2005	10,070	4,081	1,840	(3,525)	12,466
Year ended December 31, 2004	9,759	5,500		(5,189)	10,070

(1)	Represents inventory reserves in connection with certain acquisitions.

(2)	Includes a reduction in the inventory reserve due to disposal of inventory.

	Col. A	Col. B	Col. C	Col. D	Col. E
			(In thousands)
	Balance at	Charged	Charged to		Balance at
	Beginning	(benefit) to	Other		End of
(in thousands)	of Period	Expense	Accounts	Deductions	Period
Income tax valuation allowance:
Year ended December 31, 2006	$15,693	$(2,638)	—	—	$13,055
Year ended December 31, 2005	13,439	2,254	—	—	15,693
Year ended December 31, 2004	12,845	594	—	—	13,439