Form 10-Q
period 2007-03-31
WESCO INTERNATIONAL INC
filed 2007-05-10
CIK 929008

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☑          Accelerated filer ☐          Non-accelerated filer ☐
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
          As of May 8, 2007, WESCO International, Inc. had 45,602,703 shares common stock outstanding.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
Amounts in thousands, except share data	2007	2006

Assets
Current Assets:
Cash and cash equivalents	$55,369	$73,395

Trade accounts receivable, net of allowance for doubtful accounts of $17,861 and $12,641 in 2007 and 2006, respectively (Note 5)	865,699	829,962
Other accounts receivable	42,351	43,011
Inventories, net	606,117	613,569
Current deferred income taxes	17,721	14,991
Income taxes receivable	21,454	34,016
Prepaid expenses and other current assets	8,808	9,068

Total current assets	1,617,519	1,618,012

Property, buildings and equipment, net	104,715	107,016
Intangible assets, net (Note 6)	144,007	147,550
Goodwill (Note 6)	902,540	931,229
Other assets	19,482	20,176

Total assets	$2,788,263	$2,823,983

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$646,551	$590,304

Accrued payroll and benefit costs	41,192	69,945
Short-term debt	465,000	390,500
Current portion of long-term debt	2,611	5,927
Deferred acquisition payable	1,333	3,453
Bank overdrafts	23,744	27,833
Other current liabilities	63,154	65,710

Total current liabilities	1,243,585	1,153,672

Long-term debt	777,238	743,887
Other noncurrent liabilities	26,387	13,520
Deferred income taxes	117,860	149,677

Total liabilities	$2,165,070	$2,060,756

Commitments and contingencies (Note 8)

Stockholders’ Equity:
Preferred stock, $.01 par value; 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 210,000,000 shares authorized, 54,522,611 and 53,789,918 shares issued and 47,158,033 and 49,545,506 shares outstanding in 2007 and 2006, respectively	545	538
Class B nonvoting convertible common stock, $.01 par value; 20,000,000 shares authorized, 4,339,431 issued in 2007 and 2006; no shares outstanding in 2007 and 2006	43	43
Additional capital	793,614	769,948
Retained earnings	92,320	48,988
Treasury stock, at cost; 11,704,009 and 8,583,843 shares in 2007 and 2006, respectively	(277,862)	(70,820)
Accumulated other comprehensive income	14,533	14,530

Total stockholders’ equity	623,193	763,227

Total liabilities and stockholders’ equity	$2,788,263	$2,823,983

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended
	March 31,
Dollars in thousands, except share data	2007	2006
Net sales	$1,450,556	$1,265,508
Cost of goods sold (excluding depreciation and amortization below)	1,151,533	1,012,403

Gross profit	299,023	253,105

Selling, general and administrative expenses	207,558	169,898
Depreciation and amortization	8,930	6,282

Income from operations	82,535	76,925

Interest expense, net	12,220	6,393
Other expenses (Note 5)	—	5,059

Income before income taxes	70,315	65,473

Provision for income taxes	22,157	21,023

Net income	$48,158	$44,450

Earnings per share:

Basic:	$0.98	$0.93

Diluted:	$0.93	$0.86

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

Amounts in thousands	2007	2006
Operating Activities:
Net income	$48,158	$44,450
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,930	6,282
Amortization of debt issuance costs	969	552
Deferred income taxes	(1,453)	1,762
Stock-based compensation expense	3,268	2,568
Loss (gain) on the sale of property, buildings and equipment	(149)	21
Excess tax benefit from stock-based compensation (Note 3)	(14,919)	(8,126)
Changes in assets and liabilities
Change in receivables facility	—	(2,000)
Trade and other receivables, net	(34,640)	(17,319)
Inventories, net	7,770	(6,943)
Prepaid expenses and other current assets	27,741	13,336
Accounts payable	55,898	3,482
Accrued payroll and benefit costs	(28,753)	(16,402)
Other current and noncurrent liabilities	2,981	10,857

Net cash provided by operating activities	75,801	32,520

Investing Activities:
Capital expenditures	(2,848)	(4,206)
Acquisition payments	(3,553)	(1,013)

Net cash used by investing activities	(6,401)	(5,219)

Financing Activities:
Proceeds from issuance of long-term debt	332,000	137,904
Repayments of long-term debt	(227,656)	(167,228)
Debt issuance costs	(287)	(532)
Proceeds from the exercise of stock options	5,493	960
Excess tax benefit from stock-based compensation (Note 3)	14,919	8,126
Repurchase of common stock	(207,229)	—
(Decrease) increase in bank overdrafts	(4,089)	1,903
Payments on capital lease obligations	(407)	(209)

Net cash used by financing activities	(87,256)	(19,076)

Effect of exchange rate changes on cash and cash equivalents	(170)	—

Net change in cash and cash equivalents	(18,026)	8,225
Cash and cash equivalents at the beginning of period	73,395	22,125

Cash and cash equivalents at the end of period	$55,369	$30,350

Supplemental disclosures:
Non-cash investing and financing activities:
Property, plant and equipment acquired through capital leases	598	644
Increase in deferred acquisition payable	—	5,500
Issuance of treasury stock	187	—
The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.	ORGANIZATION
     WESCO International, Inc. and its subsidiaries (collectively, “WESCO” or the “Company”), headquartered in Pittsburgh, Pennsylvania, is a full-line distributor of electrical supplies and equipment and is a provider of integrated supply procurement services with operations in the United States, Canada, Mexico, Guam, the United Kingdom, Nigeria, United Arab Emirates and Singapore. WESCO currently operates approximately 400 branch locations and seven distribution centers (five in the United States and two in Canada.)
2.	ACCOUNTING POLICIES
     Basis of Presentation
     The unaudited condensed consolidated financial statements of WESCO have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in WESCO’s 2006 Annual Report on Form 10-K filed with the SEC. The December 31, 2006 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
     The unaudited condensed consolidated balance sheet as of March 31, 2007, the unaudited condensed consolidated statements of income for the three months ended March 31, 2007 and 2006, respectively, and the unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2007 and 2006, respectively, in the opinion of management, have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair statement of the results of the interim periods. All adjustments reflected in the unaudited condensed consolidated financial statements are of a normal recurring nature unless indicated. Results for the interim periods presented are not necessarily indicative of the results to be expected for the full year.
     Recent Accounting Pronouncements
     In March 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 156, Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140 (“SFAS 156”) which amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement clarifies when servicing rights should be separately accounted for, requires companies to account for separately recognized servicing rights initially at fair value, and gives companies the option of subsequently accounting for those servicing rights at either fair value or under the amortization method. SFAS 156 is effective for fiscal years beginning after September 15, 2006. Consistent with its requirements, WESCO adopted SFAS 156 on January 1, 2007. The adoption of SFAS 156 did not impact WESCO’s financial position, results of operations or cash flows.
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
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities (“SFAS 159”) which provides companies with an option to report certain financial assets and liabilities at fair value, with changes in value recognized in earnings each reporting period. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. WESCO is currently evaluating the impact that adoption of SFAS 159 will have on its financial position, results of operations, and cash flows.

3.	STOCK-BASED COMPENSATION
     WESCO’s stock-based employee compensation plans are comprised of fixed stock options and stock-settled stock appreciation rights. Beginning January 1, 2006, WESCO adopted SFAS No. 123 (revised 2004) (“SFAS 123R”), Share-Based Payment, using the modified prospective method. Under SFAS 123R, compensation cost for all stock-based awards is measured at fair value on date of grant and compensation cost is recognized, net of estimated forfeitures, over the service period for awards expected to vest. The fair value of stock-based awards is determined using the Black-Scholes valuation model. The forfeiture assumption is based on WESCO’s historical employee behavior that is reviewed on an annual basis. No dividends are assumed.
     There were no stock-settled stock appreciation rights granted during the three months ended March 31, 2007. During the three months ended March 31, 2006, WESCO granted the following stock-settled stock appreciation rights at the following weighted average assumptions:

Three Months
Ended March 31, 2006
Stock-settled appreciations rights granted	3,482
Risk free interest rate	4.2%
Expected life	4 years
Expected volatility	57%
     For the three months ended March 31, 2006, the weighted average fair value per equity award granted was $25.08.
     WESCO recognized $3.3 million and $2.6 million (including $0.1 million due to the adoption of SFAS 123R) of non-cash stock-based compensation expense, which is included in selling, general and administrative expenses, for the three months ended March 31, 2007 and 2006, respectively. As of March 31, 2007, there was $17.3 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements for all awards previously made of which approximately $8.6 million is expected to be recognized over the remainder of 2007, $6.5 million in 2008 and $2.2 million in 2009.
     During the three months ended March 31, 2007 and 2006, the total intrinsic value of options exercised was $42.7 million and $24.5 million, respectively. For both three-month periods, the total amount of cash received from the exercise of these options was $5.5 million. The tax benefit recorded for tax deductions associated with stock-based compensation plans for the three months ended March 31, 2007 and 2006 totaled $14.9 million and $8.3 million, respectively, and was recorded as a credit to additional paid-in capital.
     The following table sets forth a summary of both stock options and stock appreciation rights and related information for the three months ended March 31, 2007:

			Weighted Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic Value
	Awards	Price	(In Years)	(In Thousands)
Outstanding at December 31, 2006	4,578,822	$20.78
Granted	—	—
Exercised	743,058	$8.21
Forfeited	—	—
Outstanding at March 31, 2007	3,835,764	$23.21	5.9	$89,038

Exercisable at March 31, 2007	1,590,598	$13.55	6.1	$21,556

4.	EARNINGS PER SHARE
     Basic earnings per share are computed by dividing net income by the weighted average common shares outstanding during the periods. Diluted earnings per share are computed by dividing net income by the weighted average common shares and common share equivalents outstanding during the periods. The dilutive effect of common share equivalents is considered in the diluted earnings per share computation using the treasury stock method, which includes consideration of stock-based compensation required by SFAS No. 123 (R) and SFAS No. 128, Earnings Per Share.
     The following table sets forth the details of basic and diluted earnings per share:

	Three Months Ended March 31,
Amounts in thousands, except per share amounts	2007	2006
Net income reported	$48,158	$44,450

Weighted average common shares outstanding used in computing basic earnings per share	48,901,184	48,031,287
Common shares issuable upon exercise of dilutive stock options	1,893,300	2,636,644
Common shares issuable from contingently convertible debentures (see note below for basis of calculation)	1,212,411	825,286

Weighted average common shares outstanding and common share equivalents used in computing diluted earnings per share	52,006,895	51,493,217

Earnings per share:
Basic	$0.98	$0.93

Diluted	$0.93	$0.86
     Stock-settled stock appreciation rights of 0.1 million and 0.9 million at a weighted average exercise price of $68.87 and $24.02 per share were outstanding as of March 31, 2007 and 2006, respectively, were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the three-month periods ending March 31, 2007 and 2006.
     Under EITF Issue No. 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share, and EITF Issue No. 90-19, Convertible Bonds with Issuer Option to Settle for Cash upon Conversion , and because of WESCO’s obligation to settle the par value of the 2.625% Convertible Senior Debenutres due 2025 Debentures (the “2025 Debentures”) and the 1.75% Convertible Senior Debentures due 2026 (the “2026 Debentures” and collectively with the 2025 Debentures, the “Debentures”) in cash, WESCO is not required to include any shares underlying the Debentures in its diluted weighted average shares outstanding until the average stock price per share for a fiscal quarter exceeds the conversion price of the respective Debentures. At such time, only the number of shares that would be issuable (under the “treasury” method of accounting for share dilution) would be included, which is based upon the amount by which the average stock exceeds the conversion price. The conversion prices of the 2026 Debentures and 2025 Debentures are $88.15 and $41.86, respectively. Share dilution is limited to a maximum of 3,403,110 shares for the 2026 Debentures and 3,583,080 shares for the 2025 Debentures. Since the average stock prices for the three-month periods ended March 31, 2007 and 2006 were approximately $63 and $54 per share, respectively, 1,212,411 shares and 825,286 shares, respectively, underlying the 2025 Debentures were included in the diluted share count. For each of the three-month periods ended March 31, 2007, and 2006, the effect of the 2025 Debentures on diluted earnings per share was a decrease of $0.02.
5.	ACCOUNTS RECEIVABLE SECURITIZATION
     WESCO maintains an accounts receivable securitization program (the “Receivables Facility”) under which it sells, on a continuous basis, an undivided interest in all domestic accounts receivable to WESCO Receivables Corporation, a wholly owned, special purpose entity (“SPE”). The SPE sells, without recourse, a senior undivided interest in the receivables to third-party conduits and financial institutions for cash while maintaining a subordinated undivided interest in a portion of the receivables, in the form of overcollateralization. WESCO has agreed to continue servicing the sold receivables for the third-party conduits and financial institutions at market rates; accordingly, no servicing asset or liability has been recorded.
     On February 22, 2007, WESCO amended the Receivables Facility. The amendment increases the purchase commitment under the Receivables Facility from $400 million to $500 million, includes Communications Supply Corporation and its subsidiaries as originators under the Receivables Facility, and extends the term of the Receivables Facility to May 9, 2010.

     Prior to December 2006, WESCO accounted for transfers of receivables pursuant to the Receivables Facility as a “sale” and removed them from the consolidated balance sheet. In December 2006, the Receivables Facility was amended and restated such that WESCO effectively maintains control of receivables transferred pursuant to the Receivables Facility; therefore the transfers no longer qualify for “sale” treatment under SFAS No. 140. As a result, all transfers are accounted for as secured borrowings and the receivables sold pursuant to the Receivables Facility are included on the balance sheet as trade receivables, along with WESCO’s retained subordinated undivided interest in those receivables.
     As of March 31, 2007 and December 31, 2006, accounts receivable eligible for securitization totaled approximately $597.6 million and $531.3 million, respectively. The consolidated balance sheets as of March 31, 2007 and December 31, 2006 reflect $440.0 million and $390.5 million, respectively, of account receivable balances legally sold to third parties, as well as the related borrowings for equal amounts.
     Effective with the amendment in December 2006, WESCO re-gained control of previously transferred accounts receivable balances. EITF 02-09, Accounting for Changes that Result in a Transferor Regaining Control of Financial Assets Sold, requires that re-recognized assets be recorded at fair value. Accordingly, WESCO reflected re-recognized trade receivables with an estimated fair value of $390.5 million in the balance sheet at December 31, 2006, along with the retained subordinated undivided interest of $137.9 million. As a result of this change in accounting treatment, WESCO recognized a pre-tax gain of $2.4 million during the three months ended March 31, 2007.
     Interest expense and other costs associated with the Receivables Facility totaled $6.2 million for the three-months ended March 31, 2007. Prior to the amendment and restatement, interest expense and other costs related to the Receivables Facility were recorded as other expense in the consolidated statement of income. As of March 31, 2006, these costs totaled $5.1 million. At March 31, 2007, the interest rate on borrowings under this facility was approximately 6.0%.
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
Acquisition of Communications Supply Holdings, Inc.
     On November 3, 2006, WESCO International completed its acquisition of Communications Supply Holdings, Inc. (“Communications Supply”). On that day, a wholly-owned subsidiary of WESCO Distribution, Inc. (WESCO Distribution”) merged with and into Communications Supply, which became a wholly-owned subsidiary of WESCO Distribution. WESCO paid at closing a cash merger price of approximately $530.1 million, net of $5.0 million of cash acquired and $1.1 million of deferred payments, of which $17 million is held in escrow to address post-closing adjustments relating to working capital and potential indemnification claims, with all amounts in escrow to be eligible for release after January 31, 2008. To fund the merger price paid at closing, WESCO Distribution borrowed $105.0 million under its Receivables Facility and $102.0 million under its revolving credit facility and used the borrowings, together with the $292.5 million of net proceeds from the offering of the 2026 Debentures and approximately $30.6 million of other available cash. During the three months ended March 31, 2007, WESCO completed its evaluation of the calculation of the acquired working capital, along with the calculation of various direct acquisition costs. These calculations resulted in an increase to the purchase price in the amount of approximately $2.5 million. During the three months ended March 31, 2007, WESCO made payments totaling $2.9 million, which included purchase price adjustments totaling $2.5 million and a deferred payment of $0.4 million to the previous owners of Communications Supply.

     The preliminary allocation of assets acquired and liabilities assumed for the 2006 acquisition is summarized below. The allocation is subject to change pending a final analysis of the direct costs related to the acquisition.

Communications
Supply Holdings, Inc.
Amounts in thousands	(Preliminary)
Assets Acquired

Cash and equivalents	$5,039
Trade accounts receivable	102,582
Inventories	84,868
Deferred income taxes short-term	7,199
Other accounts receivable	8,286
Prepaid expenses	1,491
Income taxes receivable	15,925
Property, buildings and equipment	5,493
Intangible assets	71,295
Goodwill	352,284
Other noncurrent assets	849

Total assets acquired	655,311

Liabilities Assumed

Accounts payable	45,241
Accrued and other current liabilities	37,592
Deferred acquisition payable	1,107
Deferred income taxes long-term	32,140
Other noncurrent liabilities	554

Total liabilities assumed	116,634

Fair value of net assets acquired, including intangible assets	$538,677

     Communications Supply is a national distributor of wire, cable, network infrastructure, and low voltage specialty system products for data, voice and security network communication applications. Communications Supply sells it products through its 31 branches and sales offices located throughout the United States. Communications Supply also adds new product categories, new supplier relationships and provides acquisition opportunities to penetrate further into the low voltage and data communications supply industry.
     The preliminary purchase price was allocated to the respective assets and liabilities based upon their estimated fair values as of the acquisition date. The fair value of the intangible assets was determined by an independent appraiser. The allocation resulted in intangible assets of $71.3 million and goodwill of $352.3 million, of which $11.7 million is deductible for tax purposes. The intangible assets include supplier relationships of $21.4 million amortized over a range of 12 to 19 years, customer relationships of $21.4 million amortized over a range of 4 to 7 years, non-compete agreements of $0.7 million amortized over 3 years, and trademarks of $27.8 million. Trademarks have an indefinite life and are not being amortized. No residual value is estimated for these intangible assets.
     The operating results of Communications Supply have been included in WESCO’s consolidated financial statements since November 3, 2006. Unaudited pro forma results of operations (in thousands, except per share data) for the three months ended March 31, 2006 is included below as if the acquisition occurred on the first day of the period. This summary of the unaudited pro forma results of operations is not necessarily indicative of what WESCO’s results of operations would have been had Communications Supply been acquired at the beginning of 2006, nor does it purport to represent results of operations for any future periods. Seasonality of sales is not a significant factor to these pro forma combined results of operations.

Three Months Ended
(In thousands, except per share amounts)	March 31, 2006
Net sales	$1,384,216
Net income	$44,903
Earnings per common share:
Basic	$0.93
Diluted	$0.87
Acquisition of Carlton-Bates Company
     On September 29, 2005, WESCO acquired Carlton-Bates Company (“Carlton-Bates”), headquartered in Little Rock, Arkansas. As part of the acquisition, WESCO developed a plan for the integration of Carlton-Bates into the WESCO operations. This plan was finalized during the three-month period ended September 30, 2006. Pursuant to EITF Issue No. 95-3, “ Recognition of Liabilities in Connection with a Purchase Business Combination ,” certain charges related to the Carlton-Bates acquisition integration were recognized as a part of the purchase price allocation. A summary of these charges for the three months ending March 31, 2007 is as follows:

	Balance at		Balance at
	December 31,	Cash	March 31,
Amounts in thousands	2006	Payments	2007
Termination Benefits	$24	$23	$1

Cost of closing redundant facilities	1,392	3	1,389

Other	104	—	104

Total	$1,520	$26	$1,494

Acquisition of Fastec Industrial Corp.
     On July 29, 2005, WESCO acquired the assets and business of Fastec Industrial Corp. To consummate this acquisition, WESCO issued a $3.3 million promissory note. The note was paid in full in January 2007.
7.	EMPLOYEE BENEFIT PLANS
     A majority of WESCO’s employees are covered by defined contribution retirement savings plans for their services rendered subsequent to WESCO’s formation. For U.S. participants, WESCO will make contributions in an amount equal to 50% of the participant’s total monthly contributions up to a maximum of 6% of eligible compensation. For Canadian participants, WESCO will make contributions in an amount ranging from 1% to 7% of the participant’s eligible compensation based on years of continuous service. In addition, employer contributions may be made at the discretion of the Board of Directors. For the three months ended March 31, 2007, WESCO contributed $6.5 million to all such plans. Contributions are made in cash to employee retirement savings plan accounts. Employees then have the option to transfer balances allocated to their accounts into any of the available investment options, including WESCO stock.
8.	COMMITMENTS AND CONTINGENCIES
     WESCO was a defendant in a lawsuit in a state court in Florida in which a former supplier alleged that WESCO failed to fulfill its commercial obligations to purchase product. On March 8, 2007, WESCO and the plaintiff agreed to a complete settlement of the pending litigation. Under the terms of the settlement, the parties released all claims against each other in exchange for cash and other consideration. On March 19, 2007, as stipulated by the settlement agreement, the majority of the cash settlement amount was paid. The impact of this settlement, including professional fees, on WESCO’s first quarter results of operations is $6.7 million ($4.7 million after tax).

9.	COMPREHENSIVE INCOME
     The following table sets forth comprehensive income and its components:

	Three Months Ended
	March 31,
Amounts in thousands	2007	2006
Net income	$48,158	$44,450
Foreign currency translation adjustment	3	(139)

Comprehensive income	$48,161	$44,311

10.	STOCKHOLDERS’ EQUITY
     On February 1, 2007, WESCO announced that its Board of Directors authorized a stock repurchase program in the amount of up to $400 million. The shares may be repurchased from time to time in the open market or through privately negotiated transactions. The stock repurchase program may be implemented or discontinued at any time by WESCO. During the three months ended March 31, 2007, WESCO repurchased approximately 3.0 million shares for $198.0 million.
     In addition, during the three-months ended March 31, 2007, WESCO purchased over 0.1 million shares from employees for approximately $9.2 million in connection with the settlement of tax withholding obligations arising from the exercise of common stock units
11.	INCOME TAXES
     The following table sets forth the reconciliation between the federal statutory income tax rate and the effective rate:

	Three Months Ended
	March 31,
	2007	2006
Federal statutory rate	35.0%	35.0%
State taxes, net of federal tax benefit	2.6	2.5
Nondeductible expenses	0.5	0.4
Domestic tax benefit from foreign operations	(0.2)	(2.7)
Foreign tax rate differences(1)	(5.2)	(2.9)
Federal tax credits and manufacturing deduction(2)	(0.5)	(0.2)
Other	(0.7)	—

	31.5%	32.1%

(1)	Includes a benefit of $3.6 million and $2.1 million for the three months ended March 31, 2007 and 2006, respectively, from the recapitalization of Canadian operations.

(2)	Includes a benefit of $0.2 million for the three months ended March 31, 2007 from research and development credits and a benefit of $0.2 million and $0.1 million for the three months ended March 31, 2007 and 2006 from domestic production credits.
12.	ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES
     On January 1, 2007, WESCO adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). As a result of the implementation of FIN 48, WESCO recognized an increase of approximately $4.8 million in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.
     The Company is currently under examination in several tax jurisdictions, both within the United States and outside the United States, and remains subject to examination until the statute of limitations expires for the respective tax jurisdictions. As of January 1, 2007, the following summary sets forth the tax years that remain open in the company’s major tax jurisdictions:

United States – Federal	1999 and forward
United States – States	2003 and forward
Canada	1996 and forward

     The total amount of unrecognized tax benefits were $8.1 million and $8.4 million as of March 31, 2007 and January 1, 2007, respectively. If these tax benefits were recognized in the consolidated financial statements, the portion of these amounts that would reduce the Company’s effective tax rate would be $5.4 million and $5.9 million, respectively. WESCO records interest related to uncertain tax positions as a part of interest expense in the consolidated statement of income. Any penalties are recognized as part of income tax expense. As of March 31, 2007, and January 1, 2007, WESCO has an accrued liability of $3.6 million and $3.3 million, respectively for interest related to uncertain tax positions. As of January 1, 2007, WESCO recorded a liability for tax penalties of $0.5 million.
13.	OTHER FINANCIAL INFORMATION (Unaudited)
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
     WESCO International has issued $300 million in aggregate principal amount of 2026 Debentures. The 2026 Debentures are fully and unconditionally guaranteed by WESCO Distribution on a senior subordinated basis to all existing and future senior indebtedness of WESCO Distribution. Pursuant to a Registration Rights Agreement with respect to the 2026 Debentures, WESCO Distribution’s guarantee of the 2026 Debentures (the “2026 Debentures Guarantee”) and the common stock of WESCO International into which the 2026 Debentures are convertible (the “2026 Conversion Shares”), WESCO Distribution and WESCO International filed a resale shelf registration statement to register the 2026 Debentures, the 2026 Debentures Guarantee and the 2026 Conversion Shares. The resale shelf registration statement became effective on March 30, 2007.
     Condensed consolidating financial information for WESCO International, WESCO Distribution, Inc. and the non-guarantor subsidiaries is as follows:

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS

	March 31, 2007
	(In thousands)
				Consolidating
	WESCO	WESCO	Non-Guarantor	and Eliminating
	International, Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Cash and cash equivalents	$(4)	$21,891	$33,482	$—	$55,369
Trade accounts receivable	—	—	865,699	—	865,699
Inventories	—	396,299	209,818	—	606,117
Other current assets	—	38,094	52,240	—	90,334

Total current assets	(4)	456,284	1,161,239	—	1,617,519
Intercompany receivables, net	—	(1,428,615)	1,680,100	(251,485)	—
Property, buildings and equipment, net	—	33,425	71,290	—	104,715
Intangible assets, net	—	11,089	132,918	—	144,007
Goodwill and other intangibles, net	—	374,028	528,512	—	902,540
Investments in affiliates and other noncurrent assets	1,324,682	2,727,911	2,622	(4,035,733)	19,482

Total assets	$1,324,678	$2,174,122	$3,576,681	$(4,287,218)	$2,788,263

Accounts payable	$—	$480,710	$165,841	$—	$646,551
Short-term debt	—	25,000	440,000	—	465,000
Other current liabilities	—	(13,147)	145,181	—	132,034

Total current liabilities	—	492,563	751,022	—	1,243,585
Intercompany payables, net	251,485	—	—	(251,485)	—
Long-term debt	450,000	283,665	43,573	—	777,238
Other noncurrent liabilities	—	83,951	60,296	—	144,247
Stockholders’ equity	623,193	1,313,943	2,721,790	(4,035,733)	623,193

Total liabilities and stockholders’ equity	$1,324,678	$2,174,122	$3,576,681	$(4,287,218)	$2,788,263

	December 31, 2006
	(In thousands)
				Consolidating and
	WESCO	WESCO	Non-Guarantor	Eliminating
	International, Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Cash and cash equivalents	$	$27,622	$45,775	$—	$73,395
Trade accounts receivable	(2)	—	829,962	—	829,962
Inventories	—	402,082	211,487	—	613,569
Other current assets	—	42,242	58,844	—	101,086

Total current assets	(2)	471,946	1,146,068	—	1,618,012
Intercompany receivables, net	—	(1,487,030)	1,559,778	(72,748)	—
Property, buildings and equipment, net	—	34,472	72,544	—	107,016
Intangible assets, net	—	11,314	136,236	—	147,550
Goodwill and other intangibles, net	—	374,026	557,203	—	931,229
Investments in affiliates and other noncurrent assets	1,285,977	2,693,146	2,604	(3,961,551)	20,176

Total assets	$1,285,975	$2,097,874	$3,474,433	$(4,034,299)	$2,823,983

Accounts payable	$—	$434,092	$156,212	$—	$590,304
Short-term debt	—	—	390,500	—	390,500
Other current liabilities	—	64,631	108,237	—	172,868

Total current liabilities	—	498,723	654,949	—	1,153,672
Intercompany payables, net	72,748	—	—	(72,748)	—
Long-term debt	450,000	250,002	43,885	—	743,887
Other noncurrent liabilities	—	74,472	88,725	—	163,197
Stockholders’ equity	763,227	1,274,677	2,686,874	(3,961,551)	763,227

Total liabilities and stockholders’ equity	$1,285,975	$2,097,874	$3,474,433	$(4,034,299)	$2,823,983

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Three Months Ended March 31, 2007
	(In thousands)
				Consolidating
	WESCO	WESCO	Non-Guarantor	and Eliminating
	International, Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Net sales	$—	$1,011,575	$438,981	$—	$1,450,556
Cost of goods sold	—	816,537	334,996	—	1,151,533
Selling, general and administrative expenses	2	144,885	62,671	—	207,558
Depreciation and amortization	—	4,121	4,809	—	8,930
Results of affiliates’ operations	43,288	26,423	—	(69,711)	—
Interest (income) expense, net	(9,077)	12,835	8,462	—	12,220
Other expense (income)	—	—	—	—	—
Provision for income taxes	4,205	16,332	1,620	—	22,157

Net income	$48,158	$43,288	$26,423	$(69,711)	$48,158

	Three Months Ended March 31, 2006
	(In thousands)
				Consolidating
	WESCO	WESCO	Non-Guarantor	and Eliminating
	International, Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Net sales	$—	$981,945	$283,563	$—	$1,265,508
Cost of goods sold	—	793,215	219,188	—	1,012,403
Selling, general and administrative expenses	2	130,321	39,575	—	169,898
Depreciation and amortization	—	3,342	2,940	—	6,282
Results of affiliates’ operations	37,768	14,426	—	(52,194)	—
Interest (income) expense, net	(8,916)	9,961	5,348	—	6,393
Other expense (income)	—	13,008	(7,949)	—	5,059
Provision for income taxes	2,232	8,756	10,035	—	21,023

Net income	$44,450	$37,768	$14,426	$(52,194)	$44,450

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2007
	(In thousands)
				Consolidating
	WESCO	WESCO	Non-Guarantor	and Eliminating
	International, Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Net cash provided (used) by operating activities	$8,311	$78,911	$(11,421)	$—	$75,801
Investing activities:
Capital expenditures	—	(2,473)	(375)	—	(2,848)
Acquisition payments	—	(3,553)	—	—	(3,553)

Net cash used by investing activities	—	(6,026)	(375)	—	(6,401)
Financing activities:
Net borrowings (repayments)	178,737	(74,069)	(324)	—	104,344
Equity transactions	(186,817)	—	—	—	(186,817)
Other	(233)	(4,547)	(3)	—	(4,783)
Net cash used by financing activities	(8,313)	(78,616)	(327)	—	(87,256)

Effect of exchange rate changes on cash and cash equivalents	—	—	(170)	—	(170)

Net change in cash and cash equivalents	(2)	(5,731)	(12,293)	—	(18,026)
Cash and cash equivalents at the beginning of year	(2)	27,622	45,775	—	73,395

Cash and cash equivalents at the end of period	$(4)	$21,891	$33,482	$—	$55,369

	Three Months Ended March 31, 2006
	(In thousands)
				Consolidating
	WESCO	WESCO	Non-Guarantor	and Eliminating
	International, Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Net cash provided by operating activities	$9,149	$12,641	$10,730	$—	$32,520

Investing activities:
Capital expenditures	—	(3,401)	(805)		(4,206)
Acquisitions and other investing activities	—	(1,013)	—	—	(1,013)

Net cash used by investing activities	—	(4,414)	(805)	—	(5,219)
Financing activities:
Net repayments	(18,232)	(10,768)	(324)	—	(29,324)
Equity transactions	9,086	—	—	—	9,086
Other	—	4,857	(3,695)	—	1,162

Net cash used by financing activities	(9,146)	(5,911)	(4,019)	—	(19,076)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—

Net change in cash and cash equivalents	3	2,316	5,906	—	8,225
Cash and cash equivalents at the beginning of year	—	18,088	4,037	—	22,125

Cash and cash equivalents at the end of period	$3	$20,404	$9,943	$—	$30,350

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
Company Overview
     We are a full-line distributor of electrical supplies and equipment and a provider of integrated supply procurement services. We have more than 400 full service branches and seven distribution centers located in the United States, Canada, Mexico, Guam, the United Kingdom, Nigeria, United Arab Emirates and Singapore. We serve over 110,000 customers worldwide, offering over 1,000,000 products from over 29,000 suppliers. Our diverse customer base includes a wide variety of industrial companies; contractors for industrial, commercial and residential projects; utility companies, and commercial, institutional and governmental customers. Approximately 88% of our net sales are generated from operations in the U.S., 10% from Canada and the remainder from other countries.
     Sales increases attributed to the acquisition completed in the third quarter of 2006 and from growth in our served markets, along with positive impact from our productivity initiatives, contributed to improved financial results for the first three months of 2007. Sales increased $185.0 million, or 14.6%, over the same period last year. Gross margin was 20.6% and 20.0% for the first three months of 2007 and 2006, respectively. During the first three months of 2007, sales from our recent acquisition were $160.5 million and accounted for approximately 12.7% of the sales increase. Favorable commodity prices accounted for approximately 1.7% of the higher revenues and were offset by unfavorable exchange rates and significant reduction in hurricane rebuilding activity. Operating income improved by $5.6 million, or 7.3%, primarily from operations acquired in the third quarter of 2006. The net income for the three months ended March 31, 2007 and 2006 was $48.2 million and $44.5 million, respectively.
Cash Flow
     We generated $75.8 million in operating cash flow for the first three months of 2007. Included in this amount was net income of $48.2 million, which included a payment of $5.9 million related to a recent legal settlement. Investing activities in the first three months of 2007 included $2.8 million in capital expenditures and approximately $3.6 million of acquisition related payments. Financing activities during the first three months of 2007 consisted of borrowings and repayments of $272.0 million and $213.5 million, respectively, related to our revolving credit facility, $207.2 million related to stock repurchases, and net borrowings of $49.5 million related to our accounts receivable securitization facility (the “Receivables Facility”), whereby we sell, on a continuous basis, an undivided interest in all domestic accounts receivable to WESCO Receivables Corp., a wholly owned, special purpose entity (“SPE”).
Financing Availability
     As of March 31, 2007, we had approximately $188.4 million in available borrowing capacity under our revolving credit facility, of which $128.4 million is the U.S sub-facility borrowing limit and $60.0 million is the Canadian sub-facility borrowing limit.
Outlook
     We believe that acquisitions and improvements in operations and our capital structure made in 2005 and 2006 have positioned us well for 2007. We continue to see macroeconomic data that reflects good activity levels in our major end markets. As we drive to improve our operating performance for the remainder of 2007, we continue to focus on selling, marketing and procurement initiatives to increase market share, expand margins and meet cost containment objectives.
Critical Accounting Policies and Estimates
     During the three month period ended March 31, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes. For the three months ended March 31, 2007, the adoption of FIN 48 resulted in an increase of approximately $4.8 million in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. We have elected to record interest related to uncertain tax positions as a charge to interest expense. Penalties will continue to be recorded in income tax expense in the consolidated statement of income. There were no other significant changes to WESCO’s Critical Accounting Policies and Estimates referenced in the 2006 Annual Report on Form 10-K.

Results of Operations
First Quarter of 2007 versus First Quarter of 2006
     The following table sets forth the percentage relationship to net sales of certain items in our condensed consolidated statements of income for the periods presented:

	Three Months Ended March 31,
	2007	2006
Net sales	100.0%	100.0%
Gross profit	20.6	20.0
Selling, general and administrative expenses	14.3	13.4
Depreciation and amortization	0.6	0.5

Income from operations	5.7	6.1
Interest expense	0.8	0.5
Other expense	—	0.4
Income before income taxes	4.8	5.2
Provision for income taxes	1.5	1.7

Net income	3.3%	3.5%

     Sales increases due to the acquisition completed in 2006 and growth in our served markets, gross margin improvements and our cost containment initiatives, contributed to improved financial results for the first quarter of 2007. Net sales in the first quarter of 2007 totaled $1,450.6 million versus $1,265.5 million in the comparable period for 2006, an increase of $185.0 million or 14.6% over the same period last year. During the first three months of 2007, sales from our recent acquisition were $160.5 million and accounted for 12.7% of the sales increase. The remainder of the first quarter 2007 sales increase was the result of a combination of market growth and higher pricing, offset by unfavorable exchange rates and reduced hurricane rebuilding activity.
     Gross profit for the first quarter of 2007 was $299.0 million versus $253.1 million for the comparable period in 2006, and gross margin percentage of net sales was 20.6% in 2007 versus 20.0% in 2006. The increase was attributable primarily to the combination of higher margins from the acquisition completed in the third quarter of 2006 and continued margin improvement initiatives.
     Selling, general and administrative (“SG&A”) expenses in the first quarter of 2007 totaled $207.6 million versus $169.9 million in last year’s comparable quarter. As a percentage of net sales, SG&A expenses were 14.3% in the first quarter of 2007 compared to 13.4% in the first quarter in 2006, reflecting the impact of the acquisition completed in the fourth quarter of 2006, a recent legal settlement and an increase in payroll and benefit costs.
     SG&A payroll expenses for the first quarter of 2007 of $140.9 million increased by $21.9 million compared to the same quarter in 2006, of which $17.0 million resulted from the 2006 acquisition. Of the remaining $4.9 million increase in payroll expenses, $4.3 million was from increased salaries and variable commissions and incentive compensation costs resulting from increased sales and related gross margins, $0.7 million was from increased equity compensation expense, and $0.1 million was from decreased other SG&A related payroll expenses.
     The remaining SG&A expenses for the first quarter of 2007 of $66.7 million increased by approximately $15.8 million compared to same quarter in 2006, of which $9.8 million resulted from the 2006 acquisition. Contributing to the remaining $6.0 million increase in SG&A expense was the increase in legal costs of $7.1 million primarily related to a recent legal settlement and associated legal fees. Other SG&A expenses in the first quarter of 2007 decreased $1.1 million.
     Depreciation and amortization for the first quarter of 2007 was $8.9 million versus $6.3 million in last year’s comparable quarter. Of the $2.6 million increase, $1.7 million is related to the acquisition in 2006, of which $1.0 million is due to the amortization expense of the intangible assets acquired and $0.7 million is due to the depreciation of the fixed assets acquired.
     Interest expense totaled $12.2 million for the first quarter of 2007 versus $6.4 million in last year’s comparable quarter, an increase of 91.1%. This increase is primarily due to the amendment and restatement of the Receivables Facility in December 2006, which required the reclassification of expenses related to the facility. Prior to December 2006, interest expense and other costs related to the Receivables Facility were recorded as other expense in the consolidated statement of income. Interest expense and other costs related to the Receivables Facility totaled $6.2 million for the first quarter of 2007 compared to $5.1 million in the same quarter in 2006. The 23.0% increase was attributable to elevated borrowing under the Receivables Facility to fund our share repurchase program offset by a $2.4 million gain resulting from the change in accounting treatment of our Receivables Facility. Also contributing to the increase in interest expense was the issuance of the 1.75% Convertible Senior Debentures due 2026 (the “2026 Debentures”) in November 2006. Interest expense related to the 2026 Debentures totaled $1.7 million for the first quarter of 2007.
     There were no other expenses recorded for the first quarter of 2007, a decrease of $5.1 million from last year’s comparable quarter. As mentioned above, costs associated with the Receivables Facility are no longer classified as other expense.
     Income tax expense totaled $22.2 million in the first quarter of 2007 and the effective tax rate was 31.5% compared to 32.1% in the same quarter in 2006. The current quarter’s effective tax rate differed from the statutory rate primarily as a result of a lower effective tax rate from foreign operations.
     For the first quarter of 2007, net income increased by $3.7 million to $48.2 million, or $0.93 per diluted share, compared with $44.5 million, or $0.86 per diluted share, for the first quarter of 2006. The increase in net income was primarily attributable to increased sales, gross margin expansion, and a decrease in the effective tax rate of 0.6%.
Liquidity and Capital Resources
     Total assets at March 31, 2007 and December 31, 2006 were $2.8 billion. Total liabilities at March 31, 2007 compared to December 31, 2006 increased by $104.3 million to $2.2 billion. Contributing to the increase in total liabilities was an increase in accounts payable of $56.2 million as a result of increased cost of sales; increases in short-term and long-term debt of $104.5 million related to additional borrowings under our revolving credit facility and Receivables Facility to finance our stock repurchase program; and an increase in other noncurrent liabilities of $12.9 million related primarily to the adoption of FIN 48. The increase in total liabilities was offset by a decrease in deferred income taxes of $31.8 million related to purchase price adjustments to our recent acquisition and a decrease in accrued salaries and wages of $28.8 million due to the payment in 2007 of the 2006 management incentive compensation. Stockholders’ equity decreased 18.3% to $623.2 million at March 31, 2007, compared with $763.2 million at December 31, 2006, primarily as a result of stock repurchases, which totaled $207.2 million for the three-months ended March 31, 2007. Also contributing to the change in stockholder’s equity was net earnings of $48.2 million offset by a charge of $4.8 million related the adoption of FIN 48, $11.2 million related to the exercise of stock options, and $3.3 million related to stock-based compensation expense.
     Our liquidity needs arise from working capital requirements, capital expenditures, acquisitions and debt service obligations. In addition, we will pay approximately $0.7 million in deferred acquisition payments and $1.1 million in legal settlements in 2007.
     We finance our operating and investing needs, as follows:
     Revolving Credit Facility
     On March 8, 2007, WESCO Distribution voluntarily reduced the borrowing limit under the revolving credit facility from $440 million to $365 million. The revolving credit facility matures in June 2010. During the first quarter of 2007, we borrowed $272.0 million in aggregate under the facility and made repayments of $213.5 million. At March 31, 2007, we had an outstanding balance of $155.5 million, of which $25.0 million is classified as short-term debt. We were in compliance with all covenants and restrictions as of March 31, 2007.
     Mortgage Financing Facility
     In February 2003, we finalized a $51 million mortgage financing facility, $44.6 million of which was outstanding as of March 31, 2007. Borrowings under the mortgage financing are collateralized by 75 domestic properties and are subject to a 22-year amortization schedule with a balloon payment due at the end of the 10-year term. Interest rates on borrowings under this facility are fixed at 6.5%.
     7.50% Senior Subordinated Notes due 2017
     At March 31, 2007, $150 million in aggregate principal amount of the 7.50% Senior Subordinated Notes due 2017 (the “2017 Notes”) were outstanding. The 2017 Notes were issued by WESCO Distribution under an indenture dated as of September 27, 2005 with The Bank of New York, as successor to J.P. Morgan Trust Company, National Association, as trustee, and are unconditionally guaranteed on an unsecured basis by WESCO International. The 2017 Notes accrue interest at the rate of 7.50% per annum and are payable in cash semi-annually in arrears on each April 15 and October 15.

     2.625% Convertible Senior Debentures due 2025
     At March 31, 2007, $150 million in aggregate principle amount of the 2.625% Convertible Senior Debentures due 2025 (the “2025 Debentures”) was outstanding. The 2025 Debentures were issued by WESCO International under an indenture dated as of September 27, 2005 with The Bank of New York, as successor to J.P. Morgan Trust Company, National Association, as trustee, and are unconditionally guaranteed on an unsecured senior subordinated basis by WESCO Distribution. The 2025 Debentures accrue interest at the rate of 2.625% per annum and are payable in cash semi-annually in arrears on each April 15 and October 15. Beginning with the six-month interest period commencing October 15, 2010, we also will pay contingent interest in cash during any six-month interest period in which the trading price of the 2025 Debentures for each of the five trading days ending on the second trading day immediately preceding the first day of the applicable six-month interest period equals or exceeds 120% of the principal amount of the 2025 Debentures. During any interest period when contingent interest shall be payable, the contingent interest payable per $1,000 principal amount of 2025 Debentures will equal 0.25% of the average trading price of $1,000 principal amount of the 2025 Debentures during the five trading days immediately preceding the first day of the applicable six-month interest period. As defined in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the contingent interest feature of the 2025 Debentures is an embedded derivate that is not considered clearly and closely related to the host contract. The contingent interest component had no significant value at March 31, 2007 or at December 31, 2006.
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
     1.75% Convertible Senior Debentures due 2026
     At March 31, 2007, $300 million in aggregate principle amount of the 2026 Debentures was outstanding. The 2026 Debentures were issued by WESCO International under an indenture dated as of November 2, 2006, with The Bank of New York, as Trustee, and are unconditionally guaranteed on an unsecured senior subordinated basis by WESCO Distribution. The 2026 Debentures accrue interest at the rate of 1.75% per annum and are payable in cash semi-annually in arrears on each May 15 and November 15, commencing May 15, 2007. Beginning with the six-month interest period commencing November 15, 2011, we also will pay contingent interest in cash during any six-month interest period in which the trading price of the 2026 Debentures for each of the five trading days ending on the second trading day immediately preceding the first day of the applicable six-month interest period equals or exceeds 120% of the principal amount of the 2026 Debentures. During any interest period when contingent interest shall be payable, the contingent interest payable per $1,000 principal amount of 2026 Debentures will equal 0.25% of the average trading price of $1,000 principal amount of the 2026 Debentures during the five trading days immediately preceding the first day of the applicable six-month interest period. As defined in SFAS No. 133, Accounting for Derivative Instruments and Hedge Activities , the contingent interest feature of the 2026 Debentures is an embedded derivate that is not considered clearly and closely related to the host contract. The contingent interest component had no significant value at March 31, 2007 or at December 31, 2006.
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
Cash Flow
     Operating Activities. Cash provided by operating activities for the first three months of 2007 totaled $75.8 compared with $32.5 million of cash generated for the first three months of 2006, primarily as the result of net income of $48.2 million, adjusted for, among other items, depreciation and amortization of $8.9 million of which $1.7 million is related to the acquisition in the fourth quarter of 2006, stock-based compensation of $3.3 million and the reclassification of $14.9 million related to the excess tax benefit from stock-based compensation expense. Cash provided by operating activities in the first three months of 2007 included $55.9 million in accounts payable related to increased sales, $27.7 million in prepaid expenses related to the reduction in tax receivables due to the increase in taxable income and $7.8 million from inventory. Cash used by operating activities in the three months of 2007 included: $34.6 million increase in trade and other receivables resulting primarily from higher sales volume; and, $28.8 million reduction in accrued payroll and benefit costs. In 2006, primary sources of cash were net income of $44.5 million, prepaid and other current assets of $13.3 million, which includes $7.8 million from foreign income taxes receivable, and $10.9 million of other liabilities, of which $4.3 million is due to an increase in accrued interest as a result of the 2017 Notes and 2025 Debentures. The remaining source of cash was $11.2 million of non-cash expenses included in net income. Cash used by operating activities in the first three months of 2006 included $17.3 million increase in trade and other receivables resulting from higher sales volume; $6.9 million increase in inventories to accommodate increased sales demand and $16.4 million reduction in accrued payroll and benefit costs.
     Investing Activities. Net cash used in investing activities for the first three months of 2007 and 2006 was $6.4 million and $5.2 million, respectively, of which capital expenditures were $2.8 million and $4.2 million, respectively. In addition, expenditures of $3.6 million in 2007 and $1 million in 2006 were made pursuant to the terms of acquisition purchase agreements.
     Financing Activities. Net cash used by financing activities for the first three months of 2007 and 2006 was $87.3 million and $19.1 million, respectively. During the first three months of 2007, borrowings and repayments of long-term debt of $272.0 million and $213.5 million, respectively, were related to our revolving credit facility, borrowings and repayments of $60.0 million and $10.5 million respectively, were related to our Receivables Facility and repayments of $0.3 million were related to our mortgage financing facility. As previously mentioned, the Receivables Facility was amended and restated in December 2006, such that transactions under the facility no longer qualify for off-balance treatment and as a result are accounted for as secured borrowings. In addition, during the first three months of 2007 we purchased over 3 million shares of our stock for approximately $207.2 million under our previously announced share repurchase program. During the first three months of 2006, borrowings and repayments of long-term debt of $137.9 million and $166.9 million, respectively, were related to our revolving credit facility and repayments of $0.3 million were related to our mortgage financing facility. The exercise of stock-based compensation arrangements resulted in proceeds of $5.5 million and $1.0 million during the first three months of 2007 and 2006, respectively.
Contractual Cash Obligations and Other Commercial Commitments
     There were no material changes in our contractual obligations and other commercial commitments that would require an update to the disclosure provided in our 2006 Annual Report on Form 10-K. Management believes that cash generated from operations, together with amounts available under our revolving credit facility and the accounts receivable securitization facility, will be sufficient to meet our working capital, capital expenditures and other cash requirements for the foreseeable future. There can be no assurances, however, that this will be or will continue to be the case.

Accounts Receivable Securitization Facility
     We maintain a Receivables Facility under which we sell, on a continuous basis, an undivided interest in all domestic accounts receivable to WESCO Receivables Corporation, a wholly owned, SPE. The SPE sells, without recourse, a senior undivided interest in the receivables to third-party conduits and financial institutions for cash while maintaining a subordinated undivided interest in a portion of the receivables, in the form of overcollateralization. We have agreed to continue servicing the sold receivables for the third-party conduits and financial institutions at market rates; accordingly, no servicing asset or liability has been recorded.
     On February 22, 2007, we amended the Receivables Facility. The amendment increased the purchase commitment under the Receivables Facility from $400 million to $500 million, included Communications Supply Corporation and its subsidiaries as originators under the Receivables Facility, and extended the term of the Receivables Facility to May 9, 2010.
     Prior to December 2006, we accounted for transfers of receivables pursuant to the Receivables Facility as a “sale” and removed them from the consolidated balance sheet. In December 2006, the Receivables Facility was amended and restated such that we effectively maintain control of receivables transferred pursuant to the Receivables Facility; therefore the transfers no longer qualify for “sale” treatment under SFAS No. 140. As a result, all transfers are accounted for as secured borrowings and the receivables sold pursuant to the Receivables Facility are included on the balance sheet as trade receivables, along with our retained subordinated undivided interest in those receivables.
     As of March 31, 2007 and December 31, 2006, accounts receivable eligible for securitization totaled approximately $597.6 million and $531.3 million, respectively. The consolidated balance sheets as of March 31, 2007 and December 31, 2006 reflect $440.0 million and $390.5 million, respectively, of account receivable balances legally sold to third parties, as well as the related borrowings for equal amounts.
     Effective with the amendment in December 2006, we re-gained control of previously transferred accounts receivable balances. EITF 02-09, Accounting for Changes that Result in a Transferor Regaining Control of Financial Assets Sold, requires that re-recognized assets be recorded at fair value. Accordingly, we reflected re-recognized trade receivables with an estimated fair value of $390.5 million in the balance sheet at December 31, 2006, along with the retained subordinated undivided interest of $137.9 million. As a result of this change in accounting treatment, we recognized a pre-tax gain of $2.4 million during the three months ended March 31, 2007.
     Interest expense and other costs associated with the Receivables Facility totaled $6.2 million for the three-months ended March 31, 2007. Prior to the amendment and restatement, interest expense and other costs related to the Receivables Facility were recorded as other expense in the consolidated statement of income. As of March 31, 2006, these costs totaled $5.1 million. At March 31, 2007, the interest rate on borrowings under this facility was approximately 6.0%.
Inflation
     The rate of inflation affects different commodities and the cost of products purchased and ultimately the pricing of our different products and product classes to our customers. On an overall basis, our pricing related to inflation comprised an estimated $20 to $25 million of our sales growth for the three months ended March 31, 2007.
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
Impact of Recently Issued Accounting Standards
     In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140 (“SFAS 156”) which amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement clarifies when servicing rights should be separately accounted for, requires companies to account for separately recognized servicing rights initially at fair value, and gives companies the option of subsequently accounting for those servicing rights at either fair value or under the amortization method. SFAS 156 is effective for fiscal years beginning after September 15, 2006. Consistent with its requirements, we adopted SFAS 156 on January 1, 2007. The adoption of SFAS 156 did not have a material impact on our financial position, results of operations or cash flows.

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
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities (“SFAS 159”) which provides companies with an option to report certain financial assets and liabilities at fair value, with changes in value recognized in earnings each reporting period. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for We are currently evaluating the impact that adoption of SFAS 159 will have on our financial position, results of operations, and cash flows.
Forward-Looking Statements
     From time to time in this report and in other written reports and oral statements, references are made to expectations regarding our future performance. When used in this context, the words “anticipates,” “plans,” “believes,” “estimates,” “intends,” “expects,” “projects,” “will” and similar expressions may identify forward-looking statements, although not all forward-looking statements contain such words. Such statements including, but not limited to, our statements regarding our business strategy, growth strategy, productivity and profitability enhancement, new product and service introductions and liquidity and capital resources are based on management’s beliefs, as well as on assumptions made by, and information currently available to, management, and involve various risks and uncertainties, certain of which are beyond our control. Our actual results could differ materially from those expressed in any forward-looking statement made by or on our behalf. In light of these risks and uncertainties there can be no assurance that the forward-looking information will in fact prove to be accurate. Factors that might cause actual results to differ from such forward-looking statements include, but are not limited to, an increase in competition, the amount of outstanding indebtedness, the availability of appropriate acquisition opportunities, availability of key products, functionality of information systems, international operating environments and other risks that are described in our Annual Report on Form 10-K for our fiscal year ended December 31, 2006, which is incorporated by reference herein, or other documents subsequently filed with the Securities and Exchange Commission. We have undertaken no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures about Market Risks
     There have not been any material changes to our exposures to market risk during the quarter ended March 31, 2006 that would require an update to the disclosures provided in our 2006 Annual Report on Form 10-K.
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
     Changes in Internal Control Over Financial Reporting
     During the first quarter of 2007, there were no changes in our internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As a result of our acquisition of Communications Supply Holdings, Inc. in the third quarter of 2006, our internal control over financial reporting now includes the operations of that business.

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
     As previously reported on March 13, 2007, in our Current Report of Form 8-K, we reached a complete settlement related to a lawsuit filed in a state court in Florida. Under the terms of the settlement, the parties released all claims against each other in exchange for cash and other consideration. On March 19, 2007, as provided by the settlement agreement, the majority of the cash settlement amount was paid. The impact of this settlement, including professional fees, on our first quarter results of operations is $6.7 million ($4.6 million after tax).
     Information relating to legal proceedings is included in Note 8, Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements and is incorporated herein by reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table provides a summary of all repurchases by us of our common stock during the three-months ended March 31, 2007.

			Total Number of Shares	Approximate Dollar Value of
		Average	Purchased as Part of	Shares That May Yet Be
	Total Number of	Price	Publicly Announced Plans	Purchased Under the Plans
	Shares Purchased	Paid Per	or Programs	or Programs
Period	(In Thousands) (3)	Share	(In Thousands) (1)	(In Millions) (1), (2)

January 2007	4.9	$58.29	—	$400.0
February 2007	1,531.8	$66.73	1,401.1	$306.7
March 2007	1,606.1	$65.15	1,605.4	$202.1

Total	3,142.8	$65.91	3,006.5

(1)	On February 1, 2007, we announced that our Board of Directors authorized a $400 million share repurchase program with no stated expiration date.

(2)	Excludes commission fees of $42.0 thousand and $43.2 thousand for the months of February and March, respectively.

(3)	Of the $3.1 million shares acquired, over 0.1 million shares were purchased from employees for approximately $9.2 million in connection with the settlement of tax withholding obligations arising from the exercise of common stock units.
Item 6. Exhibits
     (a) Exhibits
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) promulgated under the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) promulgated under the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESCO International, Inc.

Date: May 10, 2007	/s/ Stephen A. Van Oss

Stephen A. Van Oss
Senior Vice President, Chief Financial and
Administrative Officer