Form 10-Q
period 2007-06-30
WESCO INTERNATIONAL INC
filed 2007-08-09
CIK 929008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
     As of August 7, 2007, WESCO International, Inc. had 44,307,936 shares of common stock outstanding.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
Amounts in thousands, except share data	2007	2006

Assets
Current Assets:
Cash and cash equivalents	$65,038	$73,395
Trade accounts receivable, net of allowance for doubtful accounts of $19,092 and $12,641 in 2007 and 2006, respectively (Note 5)	892,237	829,962
Other accounts receivable	31,540	43,011
Inventories, net	634,836	613,569
Current deferred income taxes	14,237	14,991
Income taxes receivable	22,344	34,016
Prepaid expenses and other current assets	10,241	9,068

Total current assets	1,670,473	1,618,012

Property, buildings and equipment, net	104,906	107,016
Intangible assets, net (Note 6)	140,618	147,550
Goodwill (Note 6)	905,742	931,229
Other assets	19,110	20,176

Total assets	$2,840,849	$2,823,983

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$664,602	$590,304
Accrued payroll and benefit costs	36,799	69,945
Short-term debt	495,500	390,500
Current portion of long-term debt	2,632	5,927
Deferred acquisition payable	1,333	3,453
Bank overdrafts	31,204	27,833
Other current liabilities	58,031	65,710

Total current liabilities	1,290,101	1,153,672

Long-term debt	838,485	743,887
Other noncurrent liabilities	27,882	13,520
Deferred income taxes	125,281	149,677

Total liabilities	$2,281,749	$2,060,756

Commitments and contingencies (Note 8 )

Stockholders’ Equity:
Preferred stock, $.01 par value; 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 210,000,000 shares authorized, 54,625,347 and 53,789,918 shares issued and 45,091,618 and 49,545,506 shares outstanding in 2007 and 2006, respectively	546	538
Class B nonvoting convertible common stock, $.01 par value; 20,000,000 shares authorized, 4,339,431 issued in 2007 and 2006; no shares outstanding in 2007 and 2006	43	43
Additional capital	799,484	769,948
Retained earnings	151,987	48,988
Treasury stock, at cost; 13,873,160 and 8,583,843 shares in 2007 and 2006, respectively	(415,252)	(70,820)
Accumulated other comprehensive income	22,292	14,530

Total stockholders’ equity	559,100	763,227

Total liabilities and stockholders’ equity	$2,840,849	$2,823,983

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In thousands, except share data	2007	2006	2007	2006

Net sales	$1,518,108	$1,335,976	$2,968,664	$2,601,484
Cost of goods sold (excluding depreciation and amortization below)	1,210,022	1,065,422	2,361,555	2,077,825

Gross profit	308,086	270,554	607,109	523,659

Selling, general and administrative expenses	195,295	169,512	402,853	339,410
Depreciation and amortization	9,186	6,314	18,116	12,596

Income from operations	103,605	94,728	186,140	171,653

Interest expense, net	16,785	5,613	29,005	12,006
Other expenses ( Note 5)	—	6,264	—	11,323

Income before income taxes	86,820	82,851	157,135	148,324

Provision for income taxes	27,153	27,673	49,310	48,696

Net income	$59,667	$55,178	$107,825	$99,628

Earnings per share:
Basic:	$1.30	$1.13	$2.28	$2.06

Diluted	$1.22	$1.05	$2.14	$1.91

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
Amounts in thousands	2007	2006
Operating Activities:
Net income	$107,825	$99,628
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,116	12,596
Amortization of debt issuance costs	1,927	1,122
Deferred income taxes	9,708	1,396
Stock-based compensation expense	6,540	5,087
Gain (loss) on the sale of property, buildings and equipment	(240)	58
Excess tax benefit from stock-based compensation (Note 3)	(17,030)	(24,150)
Interest related to uncertain tax positions (Note 12)	406	—
Changes in assets and liabilities
Change in receivables facility	—	(17,000)
Trade and other receivables, net	(40,626)	(35,752)
Inventories, net	(14,314)	(32,750)
Prepaid expenses and other current assets	27,491	24,941
Accounts payable	66,507	35,441
Accrued payroll and benefit costs	(33,686)	(14,100)
Other current and noncurrent liabilities	(4,352)	3,049

Net cash provided by operating activities	128,272	59,566

Investing Activities:
Capital expenditures	(6,633)	(8,697)
Acquisition payments	(8,056)	(10,872)
Other investing activities	—	(545)

Net cash used by investing activities	(14,689)	(20,114)

Financing Activities:
Proceeds from issuance of long-term debt	628,800	215,904
Repayments of long-term debt	(432,773)	(265,543)
Debt issuance costs	(488)	(564)
Proceeds from the exercise of stock options	5,981	6,581
Excess tax benefit from stock-based compensation (Note 3)	17,030	24,150
Repurchase of common stock	(344,619)	—
Increase (decrease) in bank overdrafts	3,371	(3,695)
Payments on capital lease obligations	(791)	(570)

Net cash used by financing activities	(123,489)	(23,737)

Effect of exchange rate changes on cash and cash equivalents	1,549	(17)

Net change in cash and cash equivalents	(8,357)	15,698
Cash and cash equivalents at the beginning of period	73,395	22,125

Cash and cash equivalents at the end of period	$65,038	$37,823

Supplemental disclosures:
Non-cash investing and financing activities:
Property, plant and equipment acquired through capital leases	1,068	945
Increase in deferred acquisition payable	—	500
Issuance of treasury stock	187	—
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
     The unaudited condensed consolidated balance sheet as of June 30, 2007, the unaudited condensed consolidated statements of income for the three months and six months ended June 30, 2007 and 2006, respectively, and the unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2007 and 2006, respectively, in the opinion of management, have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair statement of the results of the interim periods. All adjustments reflected in the unaudited condensed consolidated financial statements are of a normal recurring nature unless indicated. Results for the interim periods presented are not necessarily indicative of the results to be expected for the full year.
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

     During the three months ended June 30, 2007 and 2006 and the six months ended June 30, 2007 and 2006, WESCO granted the following stock-settled stock appreciation rights at the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Stock-settled appreciations rights granted	3,200	—	3,200	3,482
Risk free interest rate	4.5%	—	4.5%	4.2%
Expected life	4 years	—	4 years	4 years
Expected volatility	41%	—	41%	50%
     For the three months and six months ended June 30, 2007, the weighted average fair value per equity award granted was $23.79.
     WESCO recognized $3.3 million and $2.5 million of non-cash stock-based compensation expense, which is included in selling, general and administrative expenses, for the three months ended June 30, 2007 and 2006, respectively. WESCO recognized $6.5 million and $5.1 million (including $0.1 million due to the adoption of SFAS 123R) of non-cash stock-based compensation expense, which is included in selling, general and administrative expenses, for the six months ended June 30, 2007 and 2006, respectively. As of June 30, 2007, there was $14.1 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements for all awards previously made of which approximately $5.3 million is expected to be recognized over the remainder of 2007, $6.5 million in 2008, $2.2 million in 2009 and $0.1 million in 2010.
     During the six months ended June 30, 2007 and 2006, the total intrinsic value of options exercised was $48.6 million and $71.2 million, respectively, and the total amount of cash received from the exercise of these options was $6.0 million and $6.6 million, respectively. The tax benefit recorded for tax deductions associated with stock-based compensation plans for the six months ended June 30, 2007 and 2006 totaled $17.0 million and $24.2 million, respectively, and was recorded as a credit to additional paid-in capital.
     The following table sets forth a summary of both stock options and stock appreciation rights and related information for the six months ended June 30, 2007:

			Weighted Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic Value
	Awards	Price	(In Years)	(In Thousands)
Outstanding at December 31, 2006	4,578,822	$20.76
Granted	3,200	62.08
Exercised	(855,860)	8.47
Forfeited	(3,000)	69.00

Outstanding at June 30, 2007	3,723,162	23.60	7.7	$141,057

Exercisable at June 30, 2007	1,478,298	$13.83	7.6	$68,912

4. EARNINGS PER SHARE
     Basic earnings per share are computed by dividing net income by the weighted average common shares outstanding during the periods. Diluted earnings per share are computed by dividing net income by the weighted average common shares and common share equivalents outstanding during the periods. The dilutive effect of common share equivalents is considered in the diluted earnings per share computation using the treasury stock method, which includes consideration of stock-based compensation required by SFAS No. 123R and SFAS No. 128, Earnings Per Share.

     The following table sets forth the details of basic and diluted earnings per share:

	Three Months Ended June 30,
Amounts in thousands, except per share amounts	2007	2006
Net income reported	$59,667	$55,178

Weighted average common shares outstanding used in computing basic earnings per share	45,822,436	48,634,470
Common shares issuable upon exercise of dilutive stock options	1,693,922	2,649,745
Common shares issuable from contingently convertible debentures (see note below for basis of calculation)	1,225,895	1,379,800

Weighted average common shares outstanding and common share equivalents used in computing diluted earnings per share	48,742,253	52,664,015

Earnings per share:
Basic	$1.30	$1.13
Diluted	$1.22	$1.05

	Six Months Ended June 30,
Amounts in thousands, except per share amounts	2007	2006
Net income reported	$107,825	$99,628

Weighted average common shares outstanding used in computing basic earnings per share	47,353,305	48,334,545
Common shares issuable upon exercise of dilutive stock options	1,795,117	2,654,046
Common shares issuable from contingently convertible debentures (see note below for basis of calculation)	1,219,281	1,135,721

Weighted average common shares outstanding and common share equivalents used in computing diluted earnings per share	50,367,703	52,124,312

Earnings per share:
Basic	$2.28	$2.06
Diluted	$2.14	$1.91
     Stock-settled stock appreciation rights of approximately 0.1 million at weighted average exercise prices of $69 and $61 per share were outstanding as of June 30, 2007 and 2006, respectively, were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the three and six-month periods ending June 30, 2007 and 2006.
     Under EITF Issue No. 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share, and EITF Issue No. 90-19, Convertible Bonds with Issuer Option to Settle for Cash upon Conversion , and because of WESCO’s obligation to settle the par value of the 2.625% Convertible Senior Debentures due 2025 Debentures (the “2025 Debentures”) and the 1.75% Convertible Senior Debentures due 2026 (the “2026 Debentures” and collectively with the 2025 Debentures, the “Debentures”) in cash, WESCO is not required to include any shares underlying the Debentures in its diluted weighted average shares outstanding until the average stock price per share for a fiscal quarter exceeds the conversion price of the respective Debentures. At such time, only the number of shares that would be issuable (under the “treasury” method of accounting for share dilution) would be included, which is based upon the amount by which the average stock price exceeds the conversion price. The conversion prices of the 2026 Debentures and 2025 Debentures are $88.15 and $41.86, respectively. Share dilution is limited to a maximum of 3,403,110 shares for the 2026 Debentures and 3,583,080 shares for the 2025 Debentures. Since the average stock prices for the three-month and six-month periods ended June 30, 2007 were approximately $64 and $63 per share, respectively, 1,225,895 shares and 1,219,281 shares, respectively, underlying the 2025 Debentures were included in the diluted share count. For the three and six-month periods ended June 30, 2007, the effect of the 2025 Debentures on diluted earnings per share was a decrease of $0.03 and $0.05, respectively. For the three and six-months periods ended June 30, 2006, the effect of the 2025 Debentures on diluted earnings per share was a decrease of $0.03 and $0.04, respectively.

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
     As of June 30, 2007 and December 31, 2006, accounts receivable eligible for securitization totaled approximately $630.2 million and $531.3 million, respectively. The consolidated balance sheets as of June 30, 2007 and December 31, 2006 reflect $491.0 million and $390.5 million, respectively, of account receivable balances legally sold to third parties, as well as the related borrowings for equal amounts.
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
     Interest expense and other costs associated with the Receivables Facility totaled $6.9 million and $13.1 million, respectively, for the three and six-month periods ended June 30, 2007. Prior to the amendment and restatement, interest expense and other costs related to the Receivables Facility were recorded as other expense in the consolidated statement of income. For the three and six-month periods ended June 30, 2006, these costs totaled $6.3 million and $11.3 million, respectively. At June 30, 2007, the interest rate on borrowings under this facility was approximately 5.9%.
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
Acquisition of Communications Supply Holdings, Inc.
     On November 3, 2006, WESCO International completed its acquisition of Communications Supply Holdings, Inc. (“Communications Supply”). On that day, a wholly-owned subsidiary of WESCO Distribution, Inc. (“WESCO Distribution”) merged with and into Communications Supply, which became a wholly-owned subsidiary of WESCO Distribution. WESCO paid at closing a cash merger price of approximately $530.1 million, net of $5.0 million of cash acquired and $1.1 million of deferred payments, of which $17 million was held in escrow to address post-closing adjustments relating to working capital and potential indemnification claims, with all amounts in escrow to be eligible for release after January 31, 2008. To fund the merger price paid at closing, WESCO Distribution borrowed $105.0 million under its Receivables Facility and $102.0 million under its revolving credit facility and used the borrowings, together with the $292.5 million of net proceeds from the offering of the 2026 Debentures and approximately $30.6 million of other available cash. During the six months ended June 30, 2007, WESCO evaluated the calculation of the acquired working capital, along with the calculation of various direct acquisition costs. These calculations resulted in an increase to the purchase price in the amount of approximately $4.0 million. During the six months ended June 30, 2007, WESCO made payments totaling $4.4 million, which included purchase price adjustments totaling $4.0 million and a deferred payment of $0.4 million to the previous owners of Communications Supply.

     The preliminary allocation of assets acquired and liabilities assumed for the 2006 acquisition is summarized below. The allocation is subject to change pending a final analysis of the direct costs related to the acquisition.

Communications
Supply Holdings, Inc.
Amounts in thousands	(Preliminary)
Assets Acquired

Cash and equivalents	$5,039
Trade accounts receivable	102,582
Inventories	84,868
Deferred income taxes short-term	7,199
Other accounts receivable	8,286
Prepaid expenses	1,491
Income taxes receivable	15,925
Property, buildings and equipment	5,493
Intangible assets	71,295
Goodwill	353,840
Other noncurrent assets	849

Total assets acquired	656,867

Liabilities Assumed

Accounts payable	45,241
Accrued and other current liabilities	37,592
Deferred acquisition payable	1,107
Deferred income taxes long-term	32,140
Other noncurrent liabilities	554

Total liabilities assumed	116,634

Fair value of net assets acquired, including intangible assets	$540,233

     Communications Supply is a national distributor of wire, cable, network infrastructure, and low voltage specialty system products for data, voice, security network communication and industrial applications. Communications Supply sells its products through its national network of 37 branches and sales offices located throughout the United States. Communications Supply also adds new product categories, new strategic supplier relationships and provides acquisition opportunities to penetrate further into the low voltage specialty systems and industrial OEM and MRO markets.
     The preliminary purchase price was allocated to the respective assets and liabilities based upon their estimated fair values as of the acquisition date. The fair value of the intangible assets was determined with the assistance of an independent appraiser. The allocation resulted in intangible assets of $71.3 million and goodwill of $353.8 million, of which $11.7 million is deductible for tax purposes. The intangible assets include supplier relationships of $21.4 million amortized over a range of 12 to 19 years, customer relationships of $21.4 million amortized over a range of 4 to 7 years, non-compete agreements of $0.7 million amortized over 3 years, and trademarks of $27.8 million. Trademarks have an indefinite life and are not being amortized. No residual value is estimated for these intangible assets.
     The operating results of Communications Supply have been included in WESCO’s consolidated financial statements since November 3, 2006. Unaudited pro forma results of operations (in thousands, except per share data) for the three and six-month periods ended June 31, 2006 are included below as if the acquisition occurred on the first day of the period. This summary of the unaudited pro forma results of operations is not necessarily indicative of what WESCO’s results of operations would have been had Communications Supply been acquired at the beginning of 2006, nor does it purport to represent results of operations for any future periods. Seasonality of sales is not a significant factor to these pro forma combined results of operations.

	Three Months Ended	Six Months Ended
(In thousands, except per share amounts)	June 30, 2006	June 30, 2006

Net sales	$1,502,092	$2,886,308
Net income	$57,382	$105,446
Earnings per common share:
Basic	$1.18	$2.18
Diluted	$1.09	$2.02
Acquisition of Carlton-Bates Company
     On September 29, 2005, WESCO acquired Carlton-Bates Company (“Carlton-Bates”), headquartered in Little Rock, Arkansas. As part of the acquisition, WESCO developed a plan for the integration of Carlton-Bates into the WESCO operations. This plan was finalized during the three-month period ended September 30, 2006. Pursuant to EITF Issue No. 95-3, “ Recognition of Liabilities in Connection with a Purchase Business Combination ,” certain charges related to the Carlton-Bates acquisition integration were recognized as a part of the purchase price allocation. A summary of these charges for the six months ended June 30, 2007 is as follows:

	Balance at		Balance at
	December 31,	Cash	June 30,
Amounts in thousands	2006	Payments	2007
Termination Benefits	$24	$23	$1
Cost of closing redundant facilities	1,392	27	1,365
Other	104	—	104

Total	$1,520	$50	$1,470

Acquisition of Fastec Industrial Corp.
     On July 29, 2005, WESCO acquired the assets and business of Fastec Industrial Corp. To consummate this acquisition, WESCO issued a $3.3 million promissory note. The note was paid in full in January 2007.
7. EMPLOYEE BENEFIT PLANS
     A majority of WESCO’s employees are covered by defined contribution retirement savings plans for their services rendered subsequent to WESCO’s formation. For U.S. participants, WESCO will make contributions in an amount equal to 50% of the participant’s total monthly contributions up to a maximum of 6% of eligible compensation. For Canadian participants, WESCO will make contributions in an amount ranging from 1% to 7% of the participant’s eligible compensation based on years of continuous service. In addition, employer contributions may be made at the discretion of the Board of Directors. For the six months ended June 30, 2007, WESCO contributed $11.3 million to all such plans. Contributions are made in cash to employee retirement savings plan accounts. Employees then have the option to transfer balances allocated to their accounts into any of the available investment options, including WESCO stock.
8. COMMITMENTS AND CONTINGENCIES
     As previously reported, WESCO was a defendant in a lawsuit in a state court in Florida in which a former supplier alleged that WESCO failed to fulfill its commercial obligations to purchase product. On March 8, 2007, WESCO and the plaintiff agreed to a complete settlement of the pending litigation. Under the terms of the settlement, the parties released all claims against each other in exchange for cash and other consideration. On March 19, 2007, as stipulated by the settlement agreement, the majority of the cash settlement amount was paid. The impact of this settlement, including professional fees, on WESCO’s 2007 results of operations was $6.7 million ($4.7 million after tax).

9. COMPREHENSIVE INCOME
     The following tables set forth comprehensive income and its components:

	Three Months Ended
	June 30,
Amounts in thousands	2007	2006
Net income	$59,667	$55,178
Foreign currency translation adjustment	7,759	2,769

Comprehensive income	$67,426	$57,947

	Six Months Ended
	June 30,
Amounts in thousands	2007	2006
Net income	$107,825	$99,628
Foreign currency translation adjustment	7,762	2,908

Comprehensive income	$115,587	$102,536

10. STOCKHOLDERS’ EQUITY
     On February 1, 2007, WESCO announced that its Board of Directors authorized a stock repurchase program in the amount of up to $400 million. The shares may be repurchased from time to time in the open market or through privately negotiated transactions. The stock repurchase program may be implemented or discontinued at any time by WESCO. During the three and six-month periods ended June 30, 2007, WESCO repurchased approximately 2.2 million shares for $137 million and approximately 5.2 million shares for $335 million, respectively.
     In addition, during the six months ended June 30, 2007, WESCO purchased over 0.1 million shares from employees for approximately $9.5 million in connection with the settlement of tax withholding obligations arising from the exercise of common stock units and stock-settled stock appreciation rights.
11. INCOME TAXES
     The following tables set forth the reconciliation between the federal statutory income tax rate and the effective rate:

	Three Months Ended
	June 30,
	2007	2006
Federal statutory rate	35.0%	35.0%
State taxes, net of federal tax benefit	3.2	2.0
Nondeductible expenses	0.6	0.5
Domestic tax benefit from foreign operations	(1.2)	(2.0)
Foreign tax rate differences(1)	(6.4)	(2.2)
Federal tax credits(2)	(0.1)	—
Domestic production activity deduction	(0.3)	(0.1)
Other	0.5	0.2

	31.3%	33.4%

	Six Months Ended
	June 30,
	2007	2006
Federal statutory rate	35.0%	35.0%
State taxes, net of federal tax benefit	3.0	2.3
Nondeductible expenses	0.5	0.4
Domestic tax benefit from foreign operations	(0.7)	(2.4)
Foreign tax rate differences(1)	(5.8)	(2.5)
Federal tax credits(2)	(0.2)	—
Domestic production activity deduction	(0.3)	(0.1)
Other	(0.1)	0.1

	31.4%	32.8%

(1)	Includes a benefit of $5.3 million and $2.2 million for the three months ended June 30, 2007 and 2006, respectively, and $8.9 million and $4.4 million for the six months ended June 30, 2007 and 2006 respectively, from the recapitalization of Canadian operations.

(2)	Includes a benefit of $0.1 million and $0.2 million, respectively, for the three and six-months ended June 30, 2007 from research and development credits.

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
     The total amount of unrecognized tax benefits were $8.1 million and $8.4 million as of June 30, 2007 and January 1, 2007. If these tax benefits were recognized in the consolidated financial statements, the portion of these amounts that would reduce the Company’s effective tax rate would be $5.4 million and $5.9 million, respectively. WESCO records interest related to uncertain tax positions as a part of interest expense in the consolidated statement of income. Any penalties are recognized as part of income tax expense. As of June 30, 2007 and January 1, 2007, WESCO had an accrued liability of $3.8 million and $3.3 million, respectively for interest related to uncertain tax positions, of which approximately $0.3 million and $0.5 million were recorded during the three and six-months ended June 30, 2007, respectively. As of January 1, 2007, WESCO recorded a liability for tax penalties of $0.5 million.
13. OTHER FINANCIAL INFORMATION
     WESCO Distribution issued $150 million in aggregate principal amount of 2017 Notes, and WESCO International issued $150 million in aggregate principal amount of 2025 Debentures and $300 million in aggregate principal amount of 2026 Debentures. The 2017 Notes are fully and unconditionally guaranteed by WESCO International on a subordinated basis to all existing and future senior indebtedness of WESCO International. The 2025 Debentures and 2026 Debentures are fully and unconditionally guaranteed by WESCO Distribution on a senior subordinated basis to all existing and future senior indebtedness of WESCO Distribution.
     Condensed consolidating financial information for WESCO International, WESCO Distribution, Inc. and the non-guarantor subsidiaries is as follows:

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS

	June 30, 2007
	(In thousands)
				Consolidating
	WESCO	WESCO	Non-Guarantor	and Eliminating
	International, Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Cash and cash equivalents	$(4)	$23,567	$41,475	$—	$65,038
Trade accounts receivable	—	—	892,237	—	892,237
Inventories	—	398,910	235,926	—	634,836
Other current assets	—	25,301	53,061	—	78,362

Total current assets	(4)	447,778	1,222,699	—	1,670,473
Intercompany receivables, net	—	(1,339,873)	1,717,374	(377,501)	—
Property, buildings and equipment, net	—	33,359	71,547	—	104,906
Intangible assets, net	—	10,864	129,754	—	140,618
Goodwill and other intangibles, net	—	375,496	530,246	—	905,742
Investments in affiliates and other noncurrent assets	1,386,605	2,747,356	3,035	(4,117,886)	19,110

Total assets	$1,386,601	$2,274,980	$3,674,655	$(4,495,387)	$2,840,849

Accounts payable	$—	$479,561	$185,041	$—	$664,602
Short-term debt	—	4,500	491,000	—	495,500
Other current liabilities	—	(23,986)	153,985	—	129,999

Total current liabilities	—	460,075	830,026	—	1,290,101
Intercompany payables, net	377,501	—	—	(377,501)	—
Long-term debt	450,000	345,237	43,248	—	838,485
Other noncurrent liabilities	—	93,250	59,913	—	153,163
Stockholders’ equity	559,100	1,376,418	2,741,468	(4,117,886)	559,100

Total liabilities and stockholders’ equity	$1,386,601	$2,274,980	$3,674,655	$(4,495,387)	$2,840,849

	December 31, 2006
	(In thousands)
				Consolidating and
	WESCO	WESCO	Non-Guarantor	Eliminating
	International, Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Cash and cash equivalents	$(2)	$27,622	$45,775	$—	$73,395
Trade accounts receivable	—	—	829,962	—	829,962
Inventories	—	402,082	211,487	—	613,569
Other current assets	—	42,242	58,844	—	101,086

Total current assets	(2)	471,946	1,146,068	—	1,618,012
Intercompany receivables, net	—	(1,487,030)	1,559,778	(72,748)	—
Property, buildings and equipment, net	—	34,472	72,544	—	107,016
Intangible assets, net	—	11,314	136,236	—	147,550
Goodwill and other intangibles, net	—	374,026	557,203	—	931,229
Investments in affiliates and other noncurrent assets	1,285,977	2,693,146	2,604	(3,961,551)	20,176

Total assets	$1,285,975	$2,097,874	$3,474,433	$(4,034,299)	$2,823,983

Accounts payable	$—	$434,092	$156,212	$—	$590,304
Short-term debt	—	—	390,500	—	390,500
Other current liabilities	—	64,631	108,237	—	172,868

Total current liabilities	—	498,723	654,949	—	1,153,672
Intercompany payables, net	72,748	—	—	(72,748)	—
Long-term debt	450,000	250,002	43,885	—	743,887
Other noncurrent liabilities	—	74,472	88,725	—	163,197
Stockholders’ equity	763,227	1,274,677	2,686,874	(3,961,551)	763,227

Total liabilities and stockholders’ equity	$1,285,975	$2,097,874	$3,474,433	$(4,034,299)	$2,823,983

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Three Months Ended June 30, 2007
	(In thousands)
				Consolidating
	WESCO	WESCO	Non-Guarantor	and Eliminating
	International, Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Net sales	$—	$1,053,852	$464,256	$—	$1,518,108
Cost of goods sold	—	854,861	355,161	—	1,210,022
Selling, general and administrative expenses	2	122,462	72,831	—	195,295
Depreciation and amortization	—	4,206	4,980	—	9,186
Results of affiliates’ operations	54,716	19,679	—	(74,395)	—
Interest (income) expense, net	(9,205)	15,211	10,779	—	16,785
Other expense (income)	—	—	—	—	—
Provision for income taxes	4,252	22,075	826	—	27,153

Net income	$59,667	$54,716	$19,679	$(74,395)	$59,667

	Three Months Ended June 30, 2006
	(In thousands)
				Consolidating
	WESCO	WESCO	Non-Guarantor	and Eliminating
	International, Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Net sales	$—	$1,055,483	$280,493	$—	$1,335,976
Cost of goods sold	—	853,702	211,720	—	1,065,422
Selling, general and administrative expenses	1	150,657	18,854	—	169,512
Depreciation and amortization	—	3,281	3,033	—	6,314
Results of affiliates’ operations	48,078	38,314	—	(86,392)	—
Interest (income) expense, net	(9,972)	9,766	5,819	—	5,613
Other expense (income)	—	13,469	(7,205)	—	6,264
Provision for income taxes	2,871	14,844	9,958	—	27,673

Net income	$55,178	$48,078	$38,314	$(86,392)	$55,178

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Six Months Ended June 30, 2007
	(In thousands)
	WESCO	WESCO	Non-Guarantor	Consolidating and
	International, Inc.	Distribution, Inc.	Subsidiaries	Eliminating Entries	Consolidated

Net sales	$—	$2,065,427	$903,237	$—	$2,968,664
Cost of goods sold	—	1,671,398	690,157	—	2,361,555
Selling, general and administrative expenses	4	267,348	135,501	—	402,853
Depreciation and amortization	—	8,327	9,789	—	18,116
Results of affiliates’ operations	98,004	46,102	—	(144,106)	—
Interest (income) expense, net	(18,282)	28,045	19,242	—	29,005
Other expense (income)	—	—	—	—	—
Provision for income taxes	8,457	38,407	2,446	—	49,310

Net income	$107,825	$98,004	$46,102	$(144,106)	$107,825

	Six Months Ended June 30, 2006
	(In thousands)
				Consolidating
	WESCO	WESCO	Non-Guarantor	and Eliminating
	International, Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Net sales	$—	$2,037,428	$564,056	$—	$2,601,484
Cost of goods sold	—	1,646,917	430,908	—	2,077,825
Selling, general and administrative expenses	3	280,978	58,429	—	339,410
Depreciation and amortization	—	6,623	5,973	—	12,596
Results of affiliates’ operations	85,846	52,740	—	(138,586)	—
Interest (income) expense, net	(18,888)	19,727	11,167	—	12,006
Other expense (income)	—	26,477	(15,154)	—	11,323
Provision for income taxes	5,103	23,600	19,993	—	48,696

Net income	$99,628	$85,846	$52,740	$(138,586)	$99,628

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2007
	(In thousands)
				Consolidating
	WESCO	WESCO	Non-Guarantor	and Eliminating
	International, Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Net cash provided (used) by operating activities	$17,428	$113,187	$(2,343)	$—	$128,272
Investing activities:
Capital expenditures	—	(3,631)	(3,002)	—	(6,633)
Acquisition payments	—	(8,056)	—	—	(8,056)
Other	—	—	—	—	—

Net cash used by investing activities	—	(11,687)	(3,002)	—	(14,689)
Financing activities:
Net borrowings (repayments)	304,753	(108,082)	(644)	—	196,027
Equity transactions	(321,608)	—	—	—	(321,608)
Other	(578)	2,529	141	—	2,092

Net cash used by financing activities	(17,433)	(105,553)	(503)	—	(123,489)

Effect of exchange rate changes on cash and cash equivalents	—	—	1,549	—	1,549

Net change in cash and cash equivalents	(5)	(4,053)	(4,299)	—	(8,357)
Cash and cash equivalents at the beginning of year	(2)	27,622	45,775	—	73,395

Cash and cash equivalents at the end of period	$(7)	$23,569	$41,476	$—	$65,038

	Six Months Ended June 30, 2006
	(In thousands)
				Consolidating
	WESCO	WESCO	Non-Guarantor	and Eliminating
	International, Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Net cash provided by operating activities	$19,313	$5,438	$34,815	$—	$59,566
Investing activities:
Capital expenditures	—	(7,417)	(1,280)		(8,697)
Acquisitions	—	(5,372)	(5,500)	—	(10,872)
Other	—	(545)	—	—	(545)

Net cash used by investing activities	—	(13,334)	(6,780)	—	(20,114)
Financing activities:
Net (repayments) borrowings	(50,042)	1,042	(639)	—	(49,639)
Equity transactions	30,731	—	—	—	30,731
Other	—	(1,134)	(3,695)	—	(4,829)

Net cash used by financing activities	(19,311)	(92)	(4,334)	—	(23,737)

Effect of exchange rate changes on cash and cash equivalents	—	—	(17)	—	(17)

Net change in cash and cash equivalents	2	(7,988)	23,684	—	15,698
Cash and cash equivalents at the beginning of year	—	18,088	4,037	—	22,125

Cash and cash equivalents at the end of period	$2	$10,100	$27,721	$—	$37,823

14. SUBSEQUENT EVENTS
     On July 1, 2007, WESCO granted 592,400 stock-settled stock appreciation rights at an exercise price of $60.45.
     During the month of July, WESCO repurchased approximately 0.8 million shares for $43.5 million under its previously announced stock repurchase program.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with the information in the unaudited condensed consolidated financial statements and notes thereto included herein and WESCO International Inc.’s Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in its 2006 Annual Report on Form 10-K.
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
     Sales increases due to the acquisition completed in the fourth quarter 2006 and our cost containment initiatives, contributed to improved financial results for the first six months of 2007. Sales increased $367.2 million, or 14.1%, over the same period last year. Gross margin was 20.5% and 20.1% for the first six months of 2007 and 2006, respectively. During the first six months of 2007, sales from our recent acquisition were $341.0 million and accounted for the majority of the sales increase. Operating income improved by $14.5 million, or 8.4%, primarily from operations acquired in the fourth quarter of 2006. The net income for the six months ended June 30, 2007 and 2006 was $107.8 million and $99.6 million, respectively.
Cash Flow
     We generated $128.3 million in operating cash flow for the first six months of 2007. Included in this amount was net income of $107.8 million. Investing activities in the first six months of 2007 included $6.6 million in capital expenditures and approximately $8.1 million of acquisition related payments. Financing activities during the first six months of 2007 consisted of borrowings and repayments of $511.3 million and $411.8 million, respectively, related to our revolving credit facility, $344.6 million related to stock repurchases, and net borrowings of $100.5 million related to our accounts receivable securitization facility (the “Receivables Facility”), whereby we sell, on a continuous basis, an undivided interest in all domestic accounts receivable to WESCO Receivables Corp., a wholly owned, special purpose entity (“SPE”).
Financing Availability
     As of June 30, 2007, we had approximately $150.7 million in available borrowing capacity under our revolving credit facility, of which $90.6 million is the U.S sub-facility borrowing limit and $60.1 million is the Canadian sub-facility borrowing limit.
Outlook
     We believe that acquisitions and improvements in operations and our capital structure made in 2005 and 2006 have positioned us well for 2007. Despite some shortfall in achieving growth targets during the first half of the year, we continue to see macroeconomic data and input from internal sales management, customers and suppliers that reflect good activity levels in our major end markets. As we drive to improve our operating performance for the remainder of 2007, we continue to focus on selling, marketing and procurement initiatives to increase market share, expand margins and meet cost containment objectives.
Critical Accounting Policies and Estimates
     During the first quarter of 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes. The adoption of FIN 48 resulted in an increase of approximately $4.8 million in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. We have elected to record interest related to uncertain tax positions as a charge to interest expense. Penalties will continue to be recorded in income tax expense in the consolidated statement of income. There were no other significant changes to our Critical Accounting Policies and Estimates referenced in the 2006 Annual Report on Form 10-K.

Results of Operations
Second Quarter of 2007 versus Second Quarter of 2006
     The following table sets forth the percentage relationship to net sales of certain items in our condensed consolidated statements of income for the periods presented:

	Three Months Ended June 30,
	2007	2006
Net sales	100.0%	100.0%
Gross profit	20.3	20.3
Selling, general and administrative expenses	12.9	12.7
Depreciation and amortization	0.6	0.5

Income from operations	6.8	7.1
Interest expense	1.1	0.4
Other expense	—	0.5

Income before income taxes	5.7	6.2
Provision for income taxes	1.8	2.1

Net income	3.9%	4.1%

     Sales increases due to the acquisition completed in 2006 and our cost containment initiatives, contributed to improved financial results for the second quarter of 2007. Net sales in the second quarter of 2007 totaled $1,518.1 million versus $1,336.0 million in the comparable period for 2006, an increase of $182.1 million or 13.6% over the same period last year. During the second quarter of 2007, sales from our recent acquisition were $180.6 million and accounted for the majority of the sales increase.
     Gross profit for the second quarter of 2007 was $308.1 million versus $270.6 million for the comparable period in 2006, and gross margin percentage of net sales was 20.3% in 2007 and 2006. The gross margin percentage was positively impacted by our 2006 acquisition, offset by an unfavorable sales mix and the absence of $7.7 million of commodity based pricing inventory benefits realized in last year’s comparable quarter.
     Selling, general and administrative (“SG&A”) expenses in the second quarter of 2007 totaled $195.3 million versus $169.5 million in last year’s comparable quarter. As a percentage of net sales, SG&A expenses were 12.9 % in the second quarter of 2007 compared to 12.7% in the first quarter of 2006, reflecting the impact of the acquisition completed in the fourth quarter of 2006 and an increase in payroll and benefit costs, offset by a foreign currency transaction gain.
     SG&A payroll expenses for the second quarter of 2007 of $137.6 million increased by $17.5 million compared to the same quarter in 2006, of which $18.4 million resulted from the 2006 acquisition. Contributing to the remaining $0.9 million decrease in payroll expenses was the decrease in incentive compensation costs of $5.8 million offset by the increase in salaries and variable commissions of $4.9 million and the increase in equity compensation expense of $0.8 million. Other SG&A related payroll expenses decreased $0.8 million.
     The remaining SG&A expenses for the second quarter of 2007 of $57.7 million increased by approximately $8.2 million compared to same quarter in 2006, of which $10.8 million resulted from the 2006 acquisition. This increase was offset by a $4.0 million foreign currency transaction gain. Other SG&A expenses for the second quarter of 2007 increased $1.4 million.
     Depreciation and amortization for the second quarter of 2007 was $9.2 million versus $6.3 million in last year’s comparable quarter. Of the $2.9 million increase, $2.0 million is related to the acquisition in 2006, of which $1.4 million is due to the amortization expense of the intangible assets acquired and $0.6 million is due to the depreciation of the fixed assets acquired.
     Interest expense totaled $16.8 million for the second quarter of 2007 versus $5.6 million in last year’s comparable quarter, an increase of approximately 200%. This increase is primarily due to the amendment and restatement of the Receivables Facility in December 2006, which required the reclassification of expenses related to the facility. Prior to December 2006, interest expense and other costs related to the Receivables Facility were recorded as other expense in the consolidated statement of income. Interest expense and other costs related to the Receivables Facility totaled $6.9 million for the second quarter of 2007 compared to $6.3 million in the same quarter in 2006. The 9.5% increase was primarily attributable to elevated borrowing under the Receivables Facility to fund our share repurchase program. Also contributing to the increase in interest expense was the increase in borrowings under the revolving credit facility to fund the share repurchase program and the issuance of the 1.75% Convertible Senior Debentures due 2026 (the “2026 Debentures”) in November 2006.

     There was no “other expense” recorded for the second quarter of 2007, a decrease of $6.3 million from last year’s comparable quarter. As mentioned above, costs associated with the Receivables Facility are no longer classified as other expense.
     Income tax expense totaled $27.2 million in the second quarter of 2007 and the effective tax rate was 31.3% compared to 33.4% in the same quarter in 2006. The current quarter’s effective tax rate differed from the statutory rate primarily as a result of a lower effective tax rate from foreign operations.
     For the second quarter of 2007, net income increased by $4.5 million to $59.7 million, or $1.22 per diluted share, compared with $55.2 million, or $1.05 per diluted share, for the second quarter of 2006. The increase in net income was primarily attributable to increased sales, cost containment efforts, a foreign currency transaction gain and a decrease in the effective tax rate of 2.1%.
Six Months Ended June 30, 2007 versus Six Months Ended June 30, 2006
     The following table sets forth the percentage relationship to net sales of certain items in our condensed consolidated statements of income for the periods presented:

	Six Months Ended June 30,
	2007	2006
Net sales	100.0%	100.0%
Gross profit	20.5	20.1
Selling, general and administrative expenses	13.6	13.0
Depreciation and amortization	0.6	0.5

Income from operations	6.3	6.6
Interest expense	1.0	0.5
Other expense	—	0.4

Income before income taxes	5.3	5.7
Provision for income taxes	1.7	1.9

Net income	3.6%	3.8%

     Sales increases due to the acquisition completed in 2006, gross margin improvements and our cost containment initiatives, contributed to improved financial results for the first six months of 2007. Net sales in the first six months of 2007 totaled $2,968.7 million versus $2,601.5 million in the comparable period for 2006, an increase of $367.2 million or 14.1% over the same period last year. During the first six months of 2007, sales from our recent acquisition were $341.0 million and accounted for the majority of the sales increase.
     Gross profit for the first six months of 2007 was $607.1 million versus $523.7 million for the comparable period in 2006, and gross margin percentage of net sales was 20.5% in 2007 versus 20.1% in 2006. The increase was attributable to higher margins from the acquisition completed in the fourth quarter of 2006 partially offset by an unfavorable sales mix and the absence of $9.4 million of commodity based pricing inventory benefits realized in last year’s comparable period.
     SG&A expenses in the first six months of 2007 totaled $402.9 million versus $339.4 million in last year’s comparable period. As a percentage of net sales, SG&A expenses were 13.6% in the first six months of 2007 compared to 13.0% in the first six months of 2006, reflecting the impact of the acquisition completed in the fourth quarter of 2006, a legal settlement in the first quarter 2007 and an increase in payroll and benefit costs offset by a foreign currency transaction gain.
     SG&A payroll expenses for the first six months of 2007 of $278.5 million increased by $39.5 million compared to the same period in 2006, of which $35.4 million resulted from the 2006 acquisition. Of the remaining $4.1 million increase in payroll expenses, $10.4 million was from increased salaries and variable commissions resulting from increased sales and related gross margins, $1.4 million was from increased equity compensation expense, $6.9 million was from decreased incentive compensation costs and $0.8 million was from decreased other SG&A related payroll expenses.
     The remaining SG&A expenses for the first six months of 2007 of $124.4 million increased by approximately $24.0 million compared to same period in 2006, of which $20.5 million resulted from the 2006 acquisition. Contributing to the remaining $3.5 million increase in SG&A expense was the increase in legal costs of $8.3million primarily related to a recent legal settlement and associated legal fees, offset by a $4.0 million foreign currency transaction gain. Other SG&A expenses in the first six months of 2007 decreased $0.8 million.

     Depreciation and amortization for the first six months of 2007 was $18.1 million versus $12.6 million in last year’s comparable quarter. Of the $5.5 million increase, $3.7 million is related to the acquisition in 2006, of which $2.4 million is due to the amortization expense of the intangible assets acquired and $1.3 million is due to the depreciation of the fixed assets acquired.
     Interest expense totaled $29.0 million for the first six months of 2007 versus $12.0 million in last year’s comparable period, an increase of 141.6%. This increase is primarily due to the amendment and restatement of the Receivables Facility in December 2006, which required the reclassification of expenses related to the facility. Prior to December 2006, interest expense and other costs related to the Receivables Facility were recorded as other expense in the consolidated statement of income. Interest expense and other costs related to the Receivables Facility totaled $13.1 million for the first six months of 2007 compared to $11.3 million in the same period in 2006. The 15.9% increase was attributable to elevated borrowing under the Receivables Facility to fund our share repurchase program offset by a $2.4 million gain resulting from the change in accounting treatment of our Receivables Facility. Also contributing to the increase in interest expense was the increase in borrowings under the revolving credit facility to fund the share repurchase program and the issuance of the 2026 Debentures in November 2006.
     There was no “other expense” recorded for the first six months of 2007, a decrease of $11.3 million from last year’s comparable period. As mentioned above, costs associated with the Receivables Facility are no longer classified as other expense.
     Income tax expense totaled $49.3 million in the first six months of 2007 and the effective tax rate was 31.4% compared to 32.8% in the same period in 2006. The current quarter’s effective tax rate differed from the statutory rate primarily as a result of a lower effective tax rate from foreign operations.
     For the first six months of 2007, net income increased by $8.2 million to $107.8 million, or $2.14 per diluted share, compared with $99.6 million, or $1.91 per diluted share, for the first six months of 2006. The increase in net income was primarily attributable to increased sales, gross margin expansion, a foreign currency transaction gain and a decrease in the effective tax rate of 1.4%.
Liquidity and Capital Resources
     Total assets at June 30, 2007 and December 31, 2006 were $2.8 billion. Total liabilities at June 30, 2007 compared to December 31, 2006 increased by $221.0 million to $2.3 billion. Contributing to the increase in total liabilities was an increase in accounts payable of $74.3 million as a result of increased cost of sales; increases in short-term and long-term debt of $196.3 million related to additional borrowings under our revolving credit facility and Receivables Facility to finance our stock repurchase program; and an increase in other noncurrent liabilities of $14.4 million related primarily to the adoption of FIN 48. The increase in total liabilities was offset by a decrease in accrued salaries and wages of $33.1 million due to the payment in 2007 of the 2006 management incentive compensation and a decrease in deferred income taxes of $24.4 million related to purchase price adjustments to our recent acquisition. Stockholders’ equity decreased 26.7% to $559.1 million at June 30, 2007, compared with $763.2 million at December 31, 2006, primarily as a result of stock repurchases, which totaled $344.6 million for the six-months ended June 30, 2007. Also contributing to the change in stockholders’ equity was net earnings of $107.8 million offset by a charge of $4.8 million related to the adoption of FIN 48, $13.5 million related to the exercise of stock options, and $6.5 million related to stock-based compensation expense.
     Our liquidity needs arise from working capital requirements, capital expenditures, acquisitions and debt service obligations. As of June 30, 2007, we had approximately $150.7 million in available borrowing capacity under our revolving credit facility.
     We finance our operating and investing needs, as follows:
     Revolving Credit Facility
     On March 8, 2007, WESCO Distribution voluntarily reduced the borrowing limit under the revolving credit facility from $440 million to $365 million. The revolving credit facility matures in June 2010. During the first six months of 2007, we borrowed $511.3 million in aggregate under the facility and made repayments of $411.8 million. At June 30, 2007, we had an outstanding balance of $196.5 million, of which $4.5 million is classified as short-term debt. We were in compliance with all covenants and restrictions as of June 30, 2007.

     Mortgage Financing Facility
     In February 2003, we finalized a $51 million mortgage financing facility, $44.3 million of which was outstanding as of June 30, 2007. Borrowings under the mortgage financing are collateralized by 75 domestic properties and are subject to a 22-year amortization schedule with a balloon payment due at the end of the 10-year term. Interest rates on borrowings under this facility are fixed at 6.5%.
     7.50% Senior Subordinated Notes due 2017
     At June 30, 2007, $150 million in aggregate principal amount of the 7.50% Senior Subordinated Notes due 2017 (the “2017 Notes”) were outstanding. The 2017 Notes were issued by WESCO Distribution under an indenture dated as of September 27, 2005 with The Bank of New York, as successor to J.P. Morgan Trust Company, National Association, as trustee, and are unconditionally guaranteed on an unsecured basis by WESCO International. The 2017 Notes accrue interest at the rate of 7.50% per annum and are payable in cash semi-annually in arrears on each April 15 and October 15.
     2.625% Convertible Senior Debentures due 2025
     At June 30, 2007, $150 million in aggregate principle amount of the 2.625% Convertible Senior Debentures due 2025 (the “2025 Debentures”) was outstanding. The 2025 Debentures were issued by WESCO International under an indenture dated as of September 27, 2005 with The Bank of New York, as successor to J.P. Morgan Trust Company, National Association, as trustee, and are unconditionally guaranteed on an unsecured senior subordinated basis by WESCO Distribution. The 2025 Debentures accrue interest at the rate of 2.625% per annum and are payable in cash semi-annually in arrears on each April 15 and October 15. Beginning with the six-month interest period commencing October 15, 2010, we also will pay contingent interest in cash during any six-month interest period in which the trading price of the 2025 Debentures for each of the five trading days ending on the second trading day immediately preceding the first day of the applicable six-month interest period equals or exceeds 120% of the principal amount of the 2025 Debentures. During any interest period when contingent interest shall be payable, the contingent interest payable per $1,000 principal amount of 2025 Debentures will equal 0.25% of the average trading price of $1,000 principal amount of the 2025 Debentures during the five trading days immediately preceding the first day of the applicable six-month interest period. As defined in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the contingent interest feature of the 2025 Debentures is an embedded derivate that is not considered clearly and closely related to the host contract. The contingent interest component had no significant value at June 30, 2007 or at December 31, 2006.
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
     1.75% Convertible Senior Debentures due 2026
     At June 30, 2007, $300 million in aggregate principle amount of the 2026 Debentures was outstanding. The 2026 Debentures were issued by WESCO International under an indenture dated as of November 2, 2006, with The Bank of New York, as Trustee, and are unconditionally guaranteed on an unsecured senior subordinated basis by WESCO Distribution. The 2026 Debentures accrue interest at the rate of 1.75% per annum and are payable in cash semi-annually in arrears on each May 15 and November 15, commencing May 15, 2007. Beginning with the six-month interest period commencing November 15, 2011, we also will pay contingent interest in cash during any six-month interest period in which the trading price of the 2026 Debentures for each of the five trading days ending on the second trading day immediately preceding the first day of the applicable six-month interest period equals or exceeds 120% of the principal amount of the 2026 Debentures. During any interest period when contingent interest shall be payable, the contingent interest payable per $1,000 principal amount of 2026 Debentures will equal 0.25% of the average trading price of $1,000 principal amount of the 2026 Debentures during the five trading days immediately preceding the first day of the applicable six-month interest period. As defined in SFAS No. 133, Accounting for Derivative Instruments and Hedge Activities , the contingent interest feature of the 2026 Debentures is an embedded derivate that is not considered clearly and closely related to the host contract. The contingent interest component had no significant value at June 30, 2007 or at December 31, 2006.
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
     As of June 30, 2007 and December 31, 2006, accounts receivable eligible for securitization totaled approximately $630.2 million and $531.3 million, respectively. The consolidated balance sheets as of June 30, 2007 and December 31, 2006 reflect $491.0 million and $390.5 million, respectively, of account receivable balances legally sold to third parties, as well as the related borrowings for equal amounts.
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
     Interest expense and other costs associated with the Receivables Facility totaled $6.9 million and $13.1 million, respectively, for the three and six-months ended June 30, 2007. Prior to the amendment and restatement, interest expense and other costs related to the Receivables Facility were recorded as other expense in the consolidated statement of income. For the three and six-month periods ended June 30, 2006, these costs totaled $6.3 million and $11.3 million, respectively. At June 30, 2007, the interest rate on borrowings under this facility was approximately 5.9%.

Cash Flow
     Operating Activities. Cash provided by operating activities for the first six months of 2007 totaled $128.3 compared with $59.6 million of cash generated for the first six months of 2006, primarily as the result of net income of $107.8 million, adjusted for, among other items, depreciation and amortization of $18.1 million of which $3.7 million is related to the acquisition in the fourth quarter of 2006, stock-based compensation of $6.5 million and the reclassification of $17.0 million related to the excess tax benefit from stock-based compensation expense. Cash provided by operating activities in the first six months of 2007 included $66.5 million in accounts payable related to increased sales, $27.5 million in prepaid expenses and other current assets related to the reduction in tax receivables due to the increase in taxable income and $11.8 million from other non-cash expenses included in net income. Cash used by operating activities in the six months of 2007 included: $40.6 million increase in trade and other receivables resulting primarily from higher sales volume; $33.7 million reduction in accrued payroll and benefit costs from the payment of the 2006 management incentive compensation offset by increased payroll and benefit costs; $14.3 million increase in inventory to accommodate increased sales demand; and, $4.4 million increase in other current and noncurrent liabilities. In the first six months of 2006, primary sources of cash were net income of $99.6 million, accounts payable of $35.4 million related to increased sales and inventory, prepaid and other current assets of $24.9 million, which includes $2.5 million from foreign income taxes receivable, and $3.0 million of other current and noncurrent liabilities. Cash used by operating activities in the first six months of 2006 included $35.8 million increase in trade and other receivables resulting from higher sales volume; $32.8 million increase in inventories to accommodate increased sales demand; $17.0 million reduction in the Receivables Facility, which was accounted for as an off-balance sheet arrangement prior to December 2006, and $14.1 million reduction in accrued payroll and benefit costs. The remaining use of cash was $3.9 million of non-cash expenses included in net income.
     Investing Activities. Net cash used in investing activities for the first six months of 2007 and 2006 was $14.7 million and $20.1 million, respectively, of which capital expenditures were $6.6 million and $8.7 million, respectively. In addition, expenditures of $8.1 million in 2007 and $10.9 million in 2006 were made pursuant to the terms of acquisition purchase agreements.
     Financing Activities. Net cash used by financing activities for the first six months of 2007 and 2006 was $123.5 million and $23.7 million, respectively. During the first six months of 2007, borrowings and repayments of long-term debt of $511.3 million and $411.8 million, respectively, were related to our revolving credit facility, borrowings and repayments of $117.5 million and $17.0 million respectively, were related to our Receivables Facility and repayments of $0.6 million were related to our mortgage financing facility. As previously mentioned, the Receivables Facility was amended and restated in December 2006, such that transactions under the facility no longer qualify for off-balance treatment and as a result are accounted for as secured borrowings. In addition, during the first six months of 2007 we purchased approximately 5.2 million shares of our stock for $335.0 million under our previously announced share repurchase program. During the first six months of 2006, borrowings and repayments of long-term debt of $215.9 million and $244.9 million, respectively, were related to our revolving credit facility, repayments of $20.0 million were related to an acquisition note payable and repayments of $0.6 million were related to our mortgage financing facility. The exercise of stock-based compensation arrangements resulted in proceeds of $6.0 million and $6.6 million during the first six months of 2007 and 2006, respectively.
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
Inflation
     The rate of inflation affects different commodities and the cost of products purchased and ultimately the pricing of our different products and product classes to our customers. On an overall basis, our pricing related to inflation did not have a significant impact on our sales growth for the three months ended June 30, 2007 however, an estimated $20 to $25 million of our sales growth was related to pricing for the six months ended June 30, 2007.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risks
     There have not been any material changes to our exposures to market risk during the quarter ended June 30, 2007 that would require an update to the disclosures provided in our 2006 Annual Report on Form 10-K.
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
     Changes in Internal Control Over Financial Reporting
     During the second quarter of 2007, there were no changes in our internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As a result of our acquisition of Communications Supply Holdings, Inc. in the fourth quarter of 2006, our internal control over financial reporting now includes the operations of that business.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table provides a summary of all repurchases by us of our common stock during the three-months ended June 30, 2007.

			Total Number of Shares	Approximate Dollar Value of
		Average	Purchased as Part of	Shares That May Yet Be
	Total Number of	Price	Publicly Announced Plans	Purchased Under the Plans
	Shares Purchased	Paid Per	or Programs	or Programs
Period	(In Thousands) (3)	Share	(In Thousands) (1)	(In Millions) (1), (2)

April 2007	1,035.5	$63.63	1,035.0	$136.2
May 2007	1,129.8	$63.00	1,129.3	$65.1
June 2007	3.8	$65.28	—	$65.1

Total	2,169.2	$63.31	2,164.3

(1)	On February 1, 2007, we announced that our Board of Directors authorized a $400 million share repurchase program with no stated expiration date.

(2)	Excludes commission fees of $31.1 thousand and $33.9 thousand for the months of April and May, respectively.

(3)	Of the $2.2 million shares acquired, 4,853 shares were purchased from employees for approximately $0.3 million in connection with the settlement of tax withholding obligations arising from the exercise of common stock units and stock-settled stock appreciation rights.
Item 4. Submission of Matters to a Vote of Security Holders
The Annual Meeting of Stockholders of WESCO International, Inc. was held on May 23, 2007. At the meeting, the following matters were submitted to a vote of the stockholders of WESCO International, Inc.:
(1)	To elect Class II Directors to hold office until the 2010 Annual Meeting of Stockholders and until their successors are duly elected and qualified. The vote with respect to each nominee was as follows:

Nominee	For	Withheld
Sandra Beach Lin	37,595,834	3,653,122
Robert J. Tarr, Jr.	29,068,851	12,180,105
Kenneth L. Way	40,688,071	560,885
The individuals continuing in office of Director after the annual meeting were Roy W. Haley, George L. Miles, Jr., Steven A. Raymund, James L. Singleton, Lynn M. Utter and William J. Vareschi.
(2)	To ratify the appointment of PricewaterhouseCoopers, LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007:

For	Against	Abstain	Broker Non-Vote
40,125,786	1,118,517	4,653	5,875,748

Item 6. Exhibits
     (a) Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) promulgated under the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) promulgated under the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESCO International, Inc.

Date: August 9, 2007	/s/ Stephen A. Van Oss
Stephen A. Van Oss
Senior Vice President, Chief Financial and Administrative Officer