Form 10-Q
period 2007-09-30
WESCO INTERNATIONAL INC
filed 2007-11-09
CIK 929008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Large accelerated filer ☑       Accelerated filer ☐      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of November 7, 2007, WESCO International, Inc. had 43,880,466 shares of common stock outstanding.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
Amounts in thousands, except share data	2007	2006

Assets
Current Assets:
Cash and cash equivalents	$64,498	$73,395
Trade accounts receivable, net of allowance for doubtful accounts of $19,325 and $12,641 in 2007 and 2006, respectively (Note 5)	913,705	829,962
Other accounts receivable	37,540	43,011
Inventories, net	648,147	613,569
Current deferred income taxes	16,970	14,991
Income taxes receivable	22,350	34,016
Prepaid expenses and other current assets	10,187	9,068

Total current assets	1,713,397	1,618,012

Property, buildings and equipment, net	104,676	107,016
Intangible assets, net (Note 6)	137,181	147,550
Goodwill (Note 6)	906,492	931,229
Other assets	18,185	20,176

Total assets	$2,879,931	$2,823,983

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$680,075	$590,304
Accrued payroll and benefit costs	44,701	69,945
Short-term debt	500,000	390,500
Current portion of long-term debt	2,654	5,927
Deferred acquisition payable	1,458	3,453
Bank overdrafts	58,634	27,833
Other current liabilities	74,762	65,710

Total current liabilities	1,362,284	1,153,672

Long-term debt	801,576	743,887
Other noncurrent liabilities	28,293	13,520
Deferred income taxes	115,985	149,677

Total liabilities	$2,308,138	$2,060,756

Commitments and contingencies (Note 8)

Stockholders’ Equity:
Preferred stock, $.01 par value; 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 210,000,000 shares authorized, 54,648,128 and 53,789,918 shares issued and 43,907,389 and 49,545,506 shares outstanding in 2007 and 2006, respectively	546	538
Class B nonvoting convertible common stock, $.01 par value; 20,000,000 shares authorized, 4,339,431 issued and no shares outstanding in 2007 and 2006, respectively	43	43
Additional capital	804,332	769,948
Retained earnings	223,761	48,988
Treasury stock, at cost; 15,080,170 and 8,583,843 shares in 2007 and 2006, respectively	(480,773)	(70,820)
Accumulated other comprehensive income	23,884	14,530

Total stockholders’ equity	571,793	763,227

Total liabilities and stockholders’ equity	$2,879,931	$2,823,983

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Amounts in thousands, except share data	2007	2006	2007	2006

Net sales	$1,545,607	$1,343,066	$4,514,271	$3,944,550
Cost of goods sold (excluding depreciation and amortization below)	1,232,520	1,067,406	3,594,075	3,145,231

Gross profit	313,087	275,660	920,196	799,319

Selling, general and administrative expenses	194,753	168,830	597,606	508,240
Depreciation and amortization	9,038	6,653	27,154	19,249

Income from operations	109,296	100,177	295,436	271,830

Interest expense, net (Note 5)	17,569	5,094	46,574	17,100
Other expenses (Note 5)	—	5,814	—	17,137

Income before income taxes	91,727	89,269	248,862	237,593

Provision for income taxes	19,953	29,884	69,263	78,580

Net income	$71,774	$59,385	$179,599	$159,013

Earnings per share (Note 4):
Basic:	$1.62	$1.21	$3.88	$3.27

Diluted	$1.54	$1.13	$3.65	$3.04

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30,
Amounts in thousands	2007	2006
Operating Activities:
Net income	$179,599	$159,013
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,154	19,249
Amortization of debt issuance costs	2,895	1,677
Deferred income taxes	(89)	143
Stock-based compensation expense	11,199	8,487
Gain on the sale of property, buildings and equipment	(262)	(3,328)
Excess tax benefit from stock-based compensation (Note 3)	(17,200)	(26,741)
Interest related to uncertain tax positions (Note 12)	644	—
Changes in assets and liabilities
Change in receivables facility	—	(82,000)
Trade and other receivables, net	(62,281)	(54,562)
Inventories, net	(23,605)	(38,704)
Prepaid expenses and other current assets	25,269	37,748
Accounts payable	77,636	30,494
Accrued payroll and benefit costs	(26,189)	98
Other current and noncurrent liabilities	12,439	13,496

Net cash provided by operating activities	207,209	65,070

Investing Activities:
Capital expenditures	(11,171)	(14,872)
Acquisition payments	(7,860)	(10,872)
Proceeds from sale of assets	454	4,500
Other investing activities	—	(337)

Net cash used by investing activities	(18,577)	(21,581)

Financing Activities:
Proceeds from issuance of long-term debt	783,900	265,404
Repayments of long-term debt	(620,693)	(315,358)
Debt issuance costs	(520)	(564)
Proceeds from the exercise of stock options	6,000	6,496
Excess tax benefit from stock-based compensation (Note 3)	17,200	26,741
Repurchase of common stock	(410,140)	—
Increase in bank overdrafts	30,802	13,428
Real estate defeasance	—	(1,692)
Payments on capital lease obligations	(1,087)	(778)

Net cash used by financing activities	(194,538)	(6,323)

Effect of exchange rate changes on cash and cash equivalents	(2,991)	(18)

Net change in cash and cash equivalents	(8,897)	37,148
Cash and cash equivalents at the beginning of period	73,395	22,125

Cash and cash equivalents at the end of period	$64,498	$59,273

Supplemental disclosures:
Non-cash investing and financing activities:
Property, plant and equipment acquired through capital leases	1,896	1,438
Increase in deferred acquisition payable	—	500
Issuance of treasury stock	187	—
The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. ORGANIZATION
     WESCO International, Inc. and its subsidiaries (collectively, “WESCO” or the “Company”), headquartered in Pittsburgh, Pennsylvania, is a full-line distributor of electrical supplies and equipment and is a provider of integrated supply procurement services with operations in the United States, Canada, Mexico, the United Kingdom, Nigeria, United Arab Emirates and Singapore. WESCO currently operates more than 400 full service branches and seven distribution centers (five in the United States and two in Canada.)
2. ACCOUNTING POLICIES
     Basis of Presentation
     The unaudited condensed consolidated financial statements of WESCO have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in WESCO’s 2006 Annual Report on Form 10-K filed with the SEC. The December 31, 2006 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.
     The unaudited condensed consolidated balance sheet as of September 30, 2007, the unaudited condensed consolidated statements of income for the three months and nine months ended September 30, 2007 and 2006, respectively, and the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2007 and 2006, respectively, in the opinion of management, have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair statement of the results of the interim periods. All adjustments reflected in the unaudited condensed consolidated financial statements are of a normal recurring nature unless indicated. Results for the interim periods presented are not necessarily indicative of the results to be expected for the full year.
     Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. WESCO does not anticipate that the adoption of SFAS 157 will have an impact on its financial position, results of operations, or cash flows.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities (“SFAS 159”) which provides companies with an option to report certain financial assets and liabilities at fair value, with changes in value recognized in earnings each reporting period. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. WESCO does not anticipate that the adoption of SFAS 159 will have an impact on its financial position, results of operations, or cash flows.
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

     During the three and nine months ended September 30, 2007 and 2006, WESCO granted the following stock-settled stock appreciation rights at the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Stock-settled appreciations rights granted	597,787	457,750	600,987	463,132
Risk free interest rate	4.9%	4.9%	4.9%	4.9%
Expected life	4 years	4 years	4 years	4 years
Expected volatility	40%	50%	40%	50%
     For the three months and nine months ended September 30, 2007, the weighted average fair value per equity award granted was $23.06.
     WESCO recognized $4.7 million and $3.4 million of non-cash stock-based compensation expense, which is included in selling, general and administrative expenses, for the three months ended September 30, 2007 and 2006, respectively. WESCO recognized $11.2 million and $8.5 million (including $0.1 million due to the adoption of SFAS 123R) of non-cash stock-based compensation expense, which is included in selling, general and administrative expenses, for the nine months ended September 30, 2007 and 2006, respectively. As of September 30, 2007, there was $22.4 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements for all awards previously made of which approximately $3.2 million is expected to be recognized over the remainder of 2007, $10.7 million in 2008, $6.4 million in 2009 and $2.1 million in 2010.
     During the nine months ended September 30, 2007 and 2006, the total intrinsic value of awards exercised was $50.2 million and $78.9 million, respectively, and the total amount of cash received from the exercise of options was $6.0 million and $12.9 million, respectively. The tax benefit recorded for tax deductions associated with stock-based compensation plans for the nine months ended September 30, 2007 and 2006 totaled $17.2 million and $27.1 million, respectively, and was recorded as a credit to additional paid-in capital.
     The following table sets forth a summary of both stock options and stock appreciation rights and related information for the nine months ended September 30, 2007:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic Value
	Awards	Price	(In Years)	(In Thousands)
Outstanding at December 31, 2006	4,578,822	$20.76
Granted	600,987	60.46
Exercised	(905,348)	9.67
Forfeited	(26,533)	26.67

Outstanding at September 30, 2007	4,247,928	28.72	6.0	$122,008

Exercisable at September 30, 2007	2,166,363	$20.86	6.3	$45,188

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

     The following table sets forth the details of basic and diluted earnings per share:

	Three Months Ended
	September 30,
Amounts in thousands, except share data	2007	2006
Net income reported	$71,774	$59,385

Weighted average common shares outstanding used in computing basic earnings per share	44,316,266	48,971,225
Common shares issuable upon exercise of dilutive stock options	1,685,167	2,412,261
Common shares issuable from contingently convertible debentures (see note below for basis of calculation)	609,783	1,118,928

Weighted average common shares outstanding and common share equivalents used in computing diluted earnings per share	46,611,216	52,502,414

Earnings per share:
Basic	$1.62	$1.21
Diluted	$1.54	$1.13

	Nine Months Ended
	September 30,
Amounts in thousands, except share data	2007	2006
Net income reported	$179,599	$159,013

Weighted average common shares outstanding used in computing basic earnings per share	46,329,834	48,549,104
Common shares issuable upon exercise of dilutive stock options	1,777,736	2,610,185
Common shares issuable from contingently convertible debentures (see note below for basis of calculation)	1,043,925	1,130,119

Weighted average common shares outstanding and common share equivalents used in computing diluted earnings per share	49,151,495	52,289,408

Earnings per share:
Basic	$3.88	$3.27
Diluted	$3.65	$3.04
     For the three-months ended September 30, 2007 and 2006, the computation of diluted earnings per share excluded stock-settled stock appreciation rights of approximately 0.5 million and 0.1 million at weighted average exercise prices of $64 per share and $61 per share, respectively. For the nine-months ended September 30, 2007 and 2006, the computation of diluted earnings per share excluded stock-settled stock appreciation rights of approximately 0.2 million and 0.1 million at a weighted average exercise prices of $67 per share and $61 per share, respectively. These amounts were excluded because their effect would have been antidilutive.
     Under EITF Issue No. 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share, and EITF Issue No. 90-19, Convertible Bonds with Issuer Option to Settle for Cash upon Conversion , and because of WESCO’s obligation to settle the par value of the 2.625% Convertible Senior Debentures due 2025 (the “2025 Debentures”) and the 1.75% Convertible Senior Debentures due 2026 (the “2026 Debentures” and collectively with the 2025 Debentures, the “Debentures”) in cash, WESCO is not required to include any shares underlying the Debentures in its diluted weighted average shares outstanding until the average stock price per share for a fiscal quarter exceeds the conversion price of the respective Debentures. At such time, only the number of shares that would be issuable (under the “treasury” method of accounting for share dilution) would be included, which is based upon the amount by which the average stock price exceeds the conversion price. The conversion prices of the 2026 Debentures and 2025 Debentures are $88.15 and $41.86, respectively. Share dilution is limited to a maximum of 3,403,110 shares for the 2026 Debentures and 3,583,080 shares for the 2025 Debentures. Since the average stock prices for the three and nine month periods ended September 30, 2007 were approximately $50 and $59 per share, respectively, 609,783 shares and 1,043,925 shares, respectively, underlying the 2025 Debentures were included in the diluted share count. For the three and nine month periods ended September 30, 2007, the effect of the 2025 Debentures on diluted earnings per share was a decrease of $0.02 and $0.08, respectively. For the three and nine month periods ended September 30, 2006, the effect of the 2025 Debentures on diluted earnings per share was a decrease of $0.03 and $0.07, respectively.

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
     As of September 30, 2007 and December 31, 2006, accounts receivable eligible for securitization totaled approximately $656.3 million and $531.3 million, respectively. The consolidated balance sheets as of September 30, 2007 and December 31, 2006 reflect $500.0 million and $390.5 million, respectively, of account receivable balances legally sold to third parties, as well as the related borrowings for equal amounts.
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
     Interest expense and other costs associated with the Receivables Facility totaled $7.7 million and $20.8 million, respectively, for the three and nine month periods ended September 30, 2007. Prior to the amendment and restatement, interest expense and other costs related to the Receivables Facility were recorded as other expense in the consolidated statement of income. For the three and nine month periods ended September 30, 2006, these costs totaled $5.8 million and $17.1 million, respectively. At September 30, 2007, the interest rate on borrowings under this facility was approximately 6.3%.
6. ACQUISITIONS
     Acquisitions were accounted for under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations. Accordingly, the purchase price for each business acquired has been allocated based on an independent appraisal of the fair value of intangible assets and management’s estimate of the fair value of tangible assets acquired and liabilities assumed with the excess being recorded primarily as goodwill as of the effective date of the acquisition.
Acquisition of Communications Supply Holdings, Inc.
     On November 3, 2006, WESCO International completed its acquisition of Communications Supply Holdings, Inc. (“Communications Supply”). On that day, a wholly-owned subsidiary of WESCO Distribution, Inc. (“WESCO Distribution”) merged with and into Communications Supply, which became a wholly-owned subsidiary of WESCO Distribution. WESCO paid at closing a cash merger price of approximately $530.1 million, net of $5.0 million of cash acquired and $1.1 million of deferred payments, of which $17.0 million was held in escrow to address post-closing adjustments relating to working capital and potential indemnification claims, with all amounts in escrow to be eligible for release after January 31, 2008. To fund the merger price paid at closing, WESCO Distribution borrowed $105.0 million under its Receivables Facility and $102.0 million under its revolving credit facility and used the borrowings, together with the $292.5 million of net proceeds from the offering of the 2026 Debentures and approximately $30.6 million of other available cash.

     During the nine months ended September 30, 2007, WESCO evaluated the calculation of the acquired working capital, along with the calculation of various direct acquisition costs. These calculations resulted in an increase to the purchase price in the amount of approximately $4.0 million. During the nine months ended September 30, 2007, WESCO made payments totaling $4.4 million, which included purchase price adjustments totaling $4.0 million and a deferred payment of $0.4 million to the previous owners of Communications Supply.
     In addition, during the three months ended September 30, 2007, WESCO finalized a plan for the integration of Communications Supply into the WESCO operations. Pursuant to EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” charges totaling approximately $0.7 million were recognized as a part of the purchase price allocation. These charges relate to termination benefit costs and are expected to be paid over the next 18 month period.
     The final allocation of assets acquired and liabilities assumed for the 2006 acquisition is summarized below.

Communications
Supply Holdings, Inc.
Amounts in thousands	(Final)
Assets Acquired

Cash and equivalents	$5,039
Trade accounts receivable	102,582
Inventories	84,868
Deferred income taxes short-term	7,199
Other accounts receivable	8,286
Prepaid expenses	1,491
Income taxes receivable	15,925
Property, buildings and equipment	5,493
Intangible assets	71,295
Goodwill	354,522
Other noncurrent assets	849

Total assets acquired	657,549

Liabilities Assumed

Accounts payable	45,241
Accrued and other current liabilities	37,592
Deferred acquisition payable	1,107
Restructure reserve	687
Deferred income taxes long-term	32,140
Other noncurrent liabilities	554

Total liabilities assumed	117,321
Fair value of net assets acquired, including intangible assets	$540,228

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
     The final purchase price was allocated to the respective assets and liabilities based upon their estimated fair values as of the acquisition date. The fair value of the intangible assets was determined with the assistance of an independent appraiser. The allocation resulted in intangible assets of $71.3 million and goodwill of $354.5 million, of which $11.7 million is deductible for tax purposes. The intangible assets include supplier relationships of $21.4 million amortized over a range of 12 to 19 years, customer relationships of $21.4 million amortized over a range of 4 to 7 years, non-compete agreements of $0.7 million amortized over 3 years, and trademarks of $27.8 million. Trademarks have an indefinite life and are not being amortized. No residual value is estimated for the depreciable intangible assets.

     The operating results of Communications Supply have been included in WESCO’s consolidated financial statements since November 3, 2006. Unaudited pro forma results of operations for the three and nine month periods ended September 30, 2006 are included below as if the acquisition occurred on the first day of the period. This summary of the unaudited pro forma results of operations is not necessarily indicative of what WESCO’s results of operations would have been had Communications Supply been acquired at the beginning of 2006, nor does it purport to represent results of operations for any future periods. Seasonality of sales is not a significant factor to these pro forma combined results of operations

	Three Months Ended	Nine Months Ended
(Amounts in thousands, except share data)	September 30, 2006	September 30, 2006
Net sales	$1,507,777	$4,394,085
Net income	$64,700	$170,402
Earnings per common share:
Basic	$1.32	$3.51
Diluted	$1.23	$3.26
Acquisition of Carlton-Bates Company
     On September 29, 2005, WESCO acquired Carlton-Bates Company (“Carlton-Bates”), headquartered in Little Rock, Arkansas. As part of the acquisition, WESCO developed a plan for the integration of Carlton-Bates into the WESCO operations. This plan was finalized during the three-month period ended September 30, 2006. Pursuant to EITF Issue No. 95-3, certain charges related to the Carlton-Bates acquisition integration were recognized as a part of the purchase price allocation. During the three-months ended September 30, 2007, WESCO determined that charges totaling approximately $0.5 million were no longer realizable. As a result, these charges were removed from the restructure reserve and recorded to other income. A summary of the charges for the nine-months ended September 30, 2007 is as follows:

	Balance at			Balance at
	December 31,			September 30,
Amounts in thousands	2006	Cash Payments	Adjustments	2007

Termination Benefits	$24	$23	$1	$—
Cost of closing redundant facilities	1,392	69	493	830
Other	104	104	—	—

Total	$1,520	$196	$494	$830

Acquisition of Fastec Industrial Corp.
     On July 29, 2005, WESCO acquired the assets and business of Fastec Industrial Corp. To consummate this acquisition, WESCO issued a $3.3 million promissory note. The note was paid in full in January 2007.
7. EMPLOYEE BENEFIT PLANS
     A majority of WESCO’s employees are covered by defined contribution retirement savings plans for their services rendered subsequent to WESCO’s formation. For U.S. participants, WESCO will make contributions in an amount equal to 50% of the participant’s total monthly contributions up to a maximum of 6% of eligible compensation. For Canadian participants, WESCO will make contributions in an amount ranging from 1% to 7% of the participant’s eligible compensation based on years of continuous service. In addition, employer contributions may be made at the discretion of the Board of Directors. For the nine months ended September 30, 2007, WESCO contributed $14.2 million to all such plans. Contributions are made in cash to employee retirement savings plan accounts. Employees then have the option to transfer balances allocated to their accounts into any of the available investment options, including WESCO stock.
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

9. COMPREHENSIVE INCOME
     The following tables set forth comprehensive income and its components:

	Three Months Ended
	September 30,
Amounts in thousands	2007	2006
Net income	$71,774	$59,385
Foreign currency translation adjustment	1,592	87

Comprehensive income	$73,366	$59,472

	Nine Months Ended
	September 30,
Amounts in thousands	2007	2006
Net income	$179,599	$159,013
Foreign currency translation adjustment	9,354	2,995

Comprehensive income	$188,953	$162,008

10. STOCKHOLDERS’ EQUITY
     On September 28, 2007, WESCO announced that the $400 million stock repurchase program, reported on February 1, 2007, had been completed. WESCO also announced that its Board of Directors authorized a new stock repurchase program in the amount of up to $400 million. The shares may be repurchased from time to time in the open market or through privately negotiated transactions. The stock repurchase program may be implemented or discontinued at any time by WESCO. During the three and nine month periods ended September 30, 2007, WESCO repurchased approximately 1.2 million shares for $65.1 million and approximately 6.4 million shares for $400.0 million, respectively.
     In addition, during the nine months ended September 30, 2007, WESCO purchased over 0.1 million shares from employees for approximately $10.0 million in connection with the settlement of tax withholding obligations arising from the exercise of common stock units and stock-settled stock appreciation rights.
11. INCOME TAXES
     The following tables set forth the reconciliation between the federal statutory income tax rate and the effective rate:

	Three Months Ended
	September 30,
	2007	2006
Federal statutory rate	35.0%	35.0%
State taxes, net of federal tax benefit	2.4	3.4
Nondeductible expenses	0.5	0.4
Domestic tax benefit from foreign operations	(0.7)	(2.8)
Foreign tax rate differences(1)	(6.2)	(2.4)
Federal tax credits	(0.1)	—
Domestic production activity deduction	(0.3)	(0.1)
Adjustment related to uncertain tax positions	1.2	—
Adjustment related to foreign currency exchange gains(2)	(1.9)	—
Change in valuation allowance(3)	(9.2)	—
Other	1.1	—

	21.8%	33.5%

	Nine Months Ended
	September 30,
	2007	2006
Federal statutory rate	35.0%	35.0%
State taxes, net of federal tax benefit	2.8	2.7
Nondeductible expenses	0.5	0.4
Domestic tax benefit from foreign operations	(0.7)	(2.3)
Foreign tax rate differences(1)	(5.9)	(2.7)
Federal tax credits	(0.1)	—
Domestic production activity deduction	(0.3)	(0.1)
Adjustment related to uncertain tax positions	0.4	0.1
Adjustment related to foreign currency exchange gains(2)	(0.7)	—
Change in valuation allowance(3)	(3.5)	—
Other	0.3	—

	27.8%	33.1%

(1)	Includes a benefit of $5.5 million and $2.1 million for the three months ended September 30, 2007 and 2006, respectively, and $14.5 million and $6.1 million for the nine months ended September 30, 2007 and 2006, respectively, from the recapitalization of Canadian operations.

(2)	Includes a benefit of $1.8 million for the three and nine months ended September 30, 2007 from a foreign currency exchange gain related to the recapitalization of Canadian operations.

(3)	Pursuant to SFAS No. 109, Accounting for Income Taxes, WESCO recorded an $8.5 million reversal of valuation allowances against deferred tax assets for tax net operating loss carryforwards. The reversal was recorded as a discrete tax benefit in the three months ended September 30, 2007 and was based on achieving substantial profitability and a favorable assessment of expected future operating results in jurisdictions in which WESCO’s net operating losses may be utilized in future periods.
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
     The total amount of unrecognized tax benefits were $8.6 million and $8.4 million as of September 30, 2007 and January 1, 2007, respectively. If these tax benefits were recognized in the consolidated financial statements, the portion of these amounts that would reduce the Company’s effective tax rate would be $6.8 million and $5.9 million, respectively. WESCO records interest related to uncertain tax positions as a part of interest expense in the consolidated statement of income. Any penalties are recognized as part of income tax expense. As of September 30, 2007 and January 1, 2007, WESCO had an accrued liability of $4.1 million and $3.3 million, respectively, for interest related to uncertain tax positions, of which approximately $0.3 million and $0.8 million were recorded during the three and nine months ended September 30, 2007, respectively. As of January 1, 2007, WESCO recorded a liability for tax penalties of $0.5 million.

13. OTHER FINANCIAL INFORMATION
     WESCO Distribution issued $150 million in aggregate principal amount of 7.50% Senior Subordinated Notes due 2017 (the “2017 Notes”), and WESCO International issued $150 million in aggregate principal amount of 2025 Debentures and $300 million in aggregate principal amount of 2026 Debentures. The 2017 Notes are fully and unconditionally guaranteed by WESCO International on a subordinated basis to all existing and future senior indebtedness of WESCO International. The 2025 Debentures and 2026 Debentures are fully and unconditionally guaranteed by WESCO Distribution on a senior subordinated basis to all existing and future senior indebtedness of WESCO Distribution.
     Condensed consolidating financial information for WESCO International, WESCO Distribution, Inc. and the non-guarantor subsidiaries is as follows:

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS

	September 30, 2007
	(In thousands)
				Consolidating
	WESCO	WESCO	Non-Guarantor	and Eliminating
	International, Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Cash and cash equivalents	$(5)	$31,926	$32,577	$—	$64,498
Trade accounts receivable	—	—	913,705	—	913,705
Inventories	—	410,614	237,533	—	648,147
Other current assets	(17)	42,069	44,995	—	87,047

Total current assets	(22)	484,609	1,228,810	—	1,713,397
Intercompany receivables, net	—	(1,329,627)	1,762,063	(432,436)	—
Property, buildings and equipment, net	—	33,621	71,055	—	104,676
Intangible assets, net	—	10,593	126,588	—	137,181
Goodwill and other intangibles, net	—	375,444	531,048	—	906,492
Investments in affiliates and other noncurrent assets	1,454,251	2,824,692	2,917	(4,263,675)	18,185

Total assets	$1,454,229	$2,399,332	$3,722,481	$(4,696,111)	$2,879,931

Accounts payable	$—	$498,952	$181,123	$—	$680,075
Short-term debt	—	—	500,000	—	500,000
Other current liabilities	—	61,507	120,702	—	182,209

Total current liabilities	—	560,459	801,825	—	1,362,284
Intercompany payables, net	432,436	—	—	(432,436)	—
Long-term debt	450,000	308,621	42,955	—	801,576
Other noncurrent liabilities	—	85,589	58,689	—	144,278
Stockholders’ equity	571,793	1,444,663	2,819,012	(4,263,675)	571,793

Total liabilities and stockholders’ equity	$1,454,229	$2,399,332	$3,722,481	$(4,696,111)	$2,879,931

	December 31, 2006
	(In thousands)
				Consolidating and
	WESCO	WESCO	Non-Guarantor	Eliminating
	International, Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Cash and cash equivalents	$(2)	$27,622	$45,775	$—	$73,395
Trade accounts receivable	—	—	829,962	—	829,962
Inventories	—	402,082	211,487	—	613,569
Other current assets	—	42,242	58,844	—	101,086

Total current assets	(2)	471,946	1,146,068	—	1,618,012
Intercompany receivables, net	—	(1,487,030)	1,559,778	(72,748)	—
Property, buildings and equipment, net	—	34,472	72,544	—	107,016
Intangible assets, net	—	11,314	136,236	—	147,550
Goodwill and other intangibles, net	—	374,026	557,203	—	931,229
Investments in affiliates and other noncurrent assets	1,285,977	2,693,146	2,604	(3,961,551)	20,176

Total assets	$1,285,975	$2,097,874	$3,474,433	$(4,034,299)	$2,823,983

Accounts payable	$—	$434,092	$156,212	$—	$590,304
Short-term debt	—	—	390,500	—	390,500
Other current liabilities	—	64,631	108,237	—	172,868

Total current liabilities	—	498,723	654,949	—	1,153,672
Intercompany payables, net	72,748	—	—	(72,748)	—
Long-term debt	450,000	250,002	43,885	—	743,887
Other noncurrent liabilities	—	74,472	88,725	—	163,197
Stockholders’ equity	763,227	1,274,677	2,686,874	(3,961,551)	763,227

Total liabilities and stockholders’ equity	$1,285,975	$2,097,874	$3,474,433	$(4,034,299)	$2,823,983

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Three Months Ended September 30, 2007
	(In thousands)
				Consolidating
	WESCO	WESCO	Non-Guarantor	and Eliminating
	International, Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Net sales	$—	$1,069,354	$476,253	$—	$1,545,607
Cost of goods sold	—	866,751	365,769	—	1,232,520
Selling, general and administrative expenses	1	221,802	(27,050)	—	194,753
Depreciation and amortization	—	4,107	4,931	—	9,038
Results of affiliates’ operations	66,652	77,545	—	(144,197)	—
Interest (income) expense, net	(9,468)	6,357	20,680	—	17,569
Other expense (income)	—	—	—	—	—
Provision for income taxes	4,345	(18,770)	34,378	—	19,953

Net income	$71,774	$66,652	$77,545	$(144,197)	$71,774

	Three Months Ended September 30, 2006
	(In thousands)
				Consolidating
	WESCO	WESCO	Non-Guarantor	and Eliminating
	International, Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Net sales	$—	$1,056,813	$286,253	$—	$1,343,066
Cost of goods sold	—	849,990	217,416	—	1,067,406
Selling, general and administrative expenses	4	121,975	46,851	—	168,830
Depreciation and amortization	—	3,236	3,417	—	6,653
Results of affiliates’ operations	52,300	15,697	—	(67,997)	—
Interest (income) expense, net	(10,395)	10,138	5,351	—	5,094
Other expense (income)	—	13,612	(7,798)	—	5,814
Provision for income taxes	3,306	21,259	5,319	—	29,884

Net income	$59,385	$52,300	$15,697	$(67,997)	$59,385

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Nine Months Ended September 30, 2007
	(In thousands)
				Consolidating
	WESCO	WESCO	Non-Guarantor	and Eliminating
	International, Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Net sales	$—	$3,134,781	$1,379,490	$—	$4,514,271
Cost of goods sold	—	2,538,149	1,055,926	—	3,594,075
Selling, general and administrative expenses	6	489,150	108,450	—	597,606
Depreciation and amortization	—	12,434	14,720	—	27,154
Results of affiliates’ operations	164,656	123,646	—	(288,302)	—
Interest (income) expense, net	(27,750)	34,402	39,922	—	46,574
Other expense (income)	—	—	—	—	—
Provision for income taxes	12,801	19,637	36,825	—	69,263

Net income	$179,599	$164,655	$123,647	$(288,302)	$179,599

	Nine Months Ended September 30, 2006
	(In thousands)
				Consolidating
	WESCO	WESCO	Non-Guarantor	and Eliminating
	International, Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Net sales	$—	$3,094,241	$850,309	$—	$3,944,550
Cost of goods sold	—	2,496,907	648,324	—	3,145,231
Selling, general and administrative expenses	7	402,953	105,280	—	508,240
Depreciation and amortization	—	9,859	9,390	—	19,249
Results of affiliates’ operations	138,146	68,437	—	(206,583)	—
Interest (income) expense, net	(29,283)	29,865	16,518	—	17,100
Other expense (income)	—	40,089	(22,952)	—	17,137
Provision for income taxes	8,409	44,859	25,312	—	78,580

Net income	$159,013	$138,146	$68,437	$(206,583)	$159,013

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2007
	(In thousands)
				Consolidating
	WESCO	WESCO	Non-Guarantor	and Eliminating
	International, Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Net cash provided (used) by operating activities	$27,714	$187,312	$(7,817)	$—	$207,209
Investing activities:
Capital expenditures	—	(9,748)	(1,423)	—	(11,171)
Acquisition payments	—	(7,860)	—	—	(7,860)
Other	—	454	—	—	454

Net cash used by investing activities	—	(17,154)	(1,423)	—	(18,577)
Financing activities:
Net borrowings (repayments)	359,688	(195,517)	(964)	—	163,207
Equity transactions	(386,940)	—	—	—	(386,940)
Other	(465)	29,663	(3)	—	29,195

Net cash used by financing activities	(27,717)	(165,854)	(967)	—	(194,538)

Effect of exchange rate changes on cash and cash equivalents	—	—	(2,991)	—	(2,991)

Net change in cash and cash equivalents	(3)	4,304	(13,198)	—	(8,897)
Cash and cash equivalents at the beginning of year	(2)	27,622	45,775	—	73,395

Cash and cash equivalents at the end of period	$(5)	$31,926	$32,577	$—	$64,498

	Nine Months Ended September 30, 2006
	(In thousands)
				Consolidating
	WESCO	WESCO	Non-Guarantor	and Eliminating
	International, Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Net cash provided (used) by operating activities	$29,776	$(1,844)	$37,138	$—	$65,070
Investing activities:
Capital expenditures	—	(13,515)	(1,357)		(14,872)
Acquisitions	—	(5,372)	(5,500)	—	(10,872)
Proceeds from sale of building	—	—	4,500	—	4,500
Other	—	(337)	—	—	(337)

Net cash used by investing activities	—	(19,224)	(2,357)	—	(21,581)
Financing activities:
Net (repayments) borrowings	(63,013)	31,136	(4,649)	—	(36,526)
Equity transactions s	33,237	—	—	—	33,237
Real estate defiance	—	—	(1,692)	—	(1,692)
Other	—	(1,342)	—	—	(1,342)

Net cash (used) provided by financing activities	(29,776)	29,794	(6,341)	—	(6,323)

Effect of exchange rate changes on cash and cash equivalents	—	—	(18)	—	(18)

Net change in cash and cash equivalents	—	8,726	28,422	—	37,148
Cash and cash equivalents at the beginning of year	—	18,088	4,037	—	22,125

Cash and cash equivalents at the end of period	$—	$26,814	$32,459	$—	$59,273

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
Company Overview
     We are a full-line distributor of electrical supplies and equipment and a provider of integrated supply procurement services. We have more than 400 full service branches and seven distribution centers located in the United States, Canada, Mexico, the United Kingdom, Nigeria, United Arab Emirates and Singapore. We serve over 110,000 customers worldwide, offering over 1,000,000 products from over 26,000 suppliers. Our diverse customer base includes a wide variety of industrial companies; contractors for industrial, commercial and residential projects; utility companies, and commercial, institutional and governmental customers. Approximately 88% of our net sales are generated from operations in the U.S., 10% from Canada and the remainder from other countries.
     Sales increases due to the acquisitions completed in the fourth quarter 2006 and the second quarter of 2007 and cost containment initiatives, contributed to improved financial results for the first nine months of 2007. Sales increased $569.7 million, or 14.4%, over the same period last year. Gross margin was 20.4% and 20.3% for the first nine months of 2007 and 2006, respectively. During the first nine months of 2007, sales from our recent acquisitions were $524.5 million and accounted for the majority of the sales increase. Operating income improved by $23.6 million, or 8.7%, primarily from operations acquired in the fourth quarter of 2006. The net income for the nine months ended September 30, 2007 and 2006 was $179.6 million and $159.0 million, respectively.
Cash Flow
     We generated $207.2 million in operating cash flow for the first nine months of 2007. Included in this amount was net income of $179.6 million. Investing activities in the first nine months of 2007 included $11.2 million in capital expenditures and approximately $7.9 million of acquisition related payments. Financing activities during the first nine months of 2007 consisted of borrowings and repayments of $649.4 million and $591.4 million, respectively, related to our revolving credit facility, $410.1 million related to stock repurchases, and net borrowings of $109.5 million related to our accounts receivable securitization facility (the “Receivables Facility”), whereby we sell, on a continuous basis, an undivided interest in all domestic accounts receivable to WESCO Receivables Corp., a wholly owned, special purpose entity (“SPE”).
Financing Availability
     As of September 30, 2007, we had approximately $169.7 million in available borrowing capacity under our revolving credit facility, of which $110.2 million is the U.S. sub-facility borrowing limit and $59.5 million is the Canadian sub-facility borrowing limit.
Outlook
     We believe that acquisitions and improvements in operations and our capital structure made in 2005 and 2006 have positioned us well for the remainder of 2007. Despite some shortfall in achieving growth targets during the first nine months of the year, we continue to see macroeconomic data and input from internal sales management, customers and suppliers that indicate activity levels in our major end markets will be similar to that experienced in the third quarter of 2007. Specifically, we believe that there are opportunities in the utility, non-residential construction, commercial and industrial sectors. In addition, we believe we will benefit from the forecasted increased electrical spending. As we drive to improve our operating performance for the last quarter of 2007, we continue to focus on selling, marketing, procurement and efficiency initiatives to increase market share, expand margins and meet cost containment objectives.
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

Results of Operations
Third Quarter of 2007 versus Third Quarter of 2006
     The following table sets forth the percentage relationship to net sales of certain items in our condensed consolidated statements of income for the periods presented:

	Three Months Ended
	September 30,
	2007	2006
Net sales	100.0%	100.0%
Gross profit	20.3	20.5
Selling, general and administrative expenses	12.6	12.5
Depreciation and amortization	0.6	0.5

Income from operations	7.1	7.5
Interest expense	1.1	0.4
Other expense	—	0.5

Income before income taxes	5.9	6.6
Provision for income taxes	1.3	2.2

Net income	4.6%	4.4%

     Sales increases due to the recent acquisitions and our cost containment initiatives contributed to improved financial results for the third quarter of 2007. Net sales in the third quarter of 2007 totaled $1,545.6 million versus $1,343.1 million in the comparable period for 2006, an increase of $202.5 million or 15.1% over the same period last year. During the third quarter of 2007, sales from our recent acquisitions were $183.4 million and accounted for the majority of the sales increase.
     Gross profit for the third quarter of 2007 was $313.1 million versus $275.7 million for the comparable period in 2006, and gross margin percentage of net sales was 20.3% in 2007 versus 20.5% in 2006. The gross margin percentage was positively impacted by higher margins from the acquisition completed in the fourth quarter of 2006, offset by an unfavorable sales mix and the absence of $8.2 million of commodity based pricing inventory benefits realized in last year’s comparable quarter.
     Selling, general and administrative (“SG&A”) expenses in the third quarter of 2007 totaled $194.8 million versus $168.8 million in last year’s comparable quarter. As a percentage of net sales, SG&A expenses were 12.6 % in the third quarter of 2007 compared to 12.5% in the third quarter of 2006, reflecting the impact of the recent acquisitions and an increase in payroll and benefit costs, offset by foreign currency transaction gains.
     SG&A payroll expenses for the third quarter of 2007 of $137.9 million increased by $16.3 million, which in the aggregate was less than the $17.7 million increase that resulted from the recent acquisitions. Contributing to the remaining $1.4 million decrease in payroll expenses was the decrease in incentive compensation costs of $4.9 million, the decrease in discretionary defined contribution costs of $2.1 million offset by the increase in salaries and variable commissions of $4.1 million and the increase in equity compensation expense of $1.3 million. Other SG&A related payroll expenses increased $0.2 million.
     The remaining SG&A expenses for the third quarter of 2007 of $56.9 million increased by approximately $9.7 million compared to same quarter in 2006, which in the aggregate was less than the $11.4 million increase that resulted from the recent acquisitions. Also contributing to the increase was a gain of $3.4 million recognized in last year’s comparable period for the sale of property. This increase in SG&A expenses was offset by $5.0 million of foreign currency transaction gains and a $0.1 million reduction in other SG&A expenses.
     Depreciation and amortization for the third quarter of 2007 was $9.0 million versus $6.6 million in last year’s comparable quarter. Of the $2.4 million increase, $2.0 million is related to the recent acquisitions, of which $1.4 million is due to the amortization expense of the intangible assets acquired and $0.6 million is due to the depreciation of the fixed assets acquired.
     Interest expense totaled $17.6 million for the third quarter of 2007 versus $5.1 million in last year’s comparable quarter, an increase of approximately 245%. This increase is primarily due to the amendment and restatement of the Receivables Facility in December 2006, which required the reclassification of expenses related to the facility. Prior to December 2006, interest expense and other costs related to the Receivables Facility were recorded as other expense in the consolidated statement of income. Interest expense and other costs related to the Receivables Facility totaled $7.7 million for the third quarter of 2007 compared to $5.8 million in the same quarter in 2006. The 32.8% increase was primarily attributable to elevated borrowing under the Receivables Facility to fund our share repurchase program. Also contributing to the increase in interest expense was the increase in borrowings under the revolving credit facility to fund the share repurchase program and the issuance of the 1.75% Convertible Senior Debentures due 2026 (the “2026 Debentures”) in November 2006.
     There was no “other expense” recorded for the third quarter of 2007, a decrease of $5.8 million from last year’s comparable quarter. As mentioned above, costs associated with the Receivables Facility are no longer classified as other expense.
     Income tax expense totaled $20.0 million in the third quarter of 2007 and the effective tax rate was 21.8% compared to 33.5% in the same quarter in 2006. The current quarter’s effective tax rate differed from the statutory rate primarily as a result of an adjustment recorded pursuant to SFAS No. 109 (“SFAS 109”), Accounting for Income Taxes, to reverse a portion of the valuation allowance applied against deferred tax assets. The adjustment was based on achieving substantial profitability and a favorable assessment of our expected future operating results in jurisdictions in which our net operating losses may be utilized in future periods.
     For the third quarter of 2007, net income increased by $12.4 million to $71.8 million, or $1.54 per diluted share, compared with $59.4 million, or $1.13 per diluted share, for the third quarter of 2006. The increase in net income was primarily attributable to increased sales, cost containment efforts, foreign currency transaction gains and a decrease in the effective tax rate of 11.7%.
Nine Months Ended September 30, 2007 versus Nine Months Ended September 30, 2006
     The following table sets forth the percentage relationship to net sales of certain items in our condensed consolidated statements of income for the periods presented:

	Nine Months Ended
	September 30,
	2007	2006
Net sales	100.0%	100.0%
Gross profit	20.4	20.3
Selling, general and administrative expenses	13.2	12.9
Depreciation and amortization	0.6	0.5

Income from operations	6.5	6.9
Interest expense	1.0	0.5
Other expense	—	0.4

Income before income taxes	5.5	6.0
Provision for income taxes	1.5	2.0

Net income	4.0%	4.0%

     Sales increases due to the recent acquisitions, gross margin improvements and our cost containment initiatives contributed to improved financial results for the first nine months of 2007. Net sales in the first nine months of 2007 totaled $4,514.3 million versus $3,944.6 million in the comparable period for 2006, an increase of $569.7 million or 14.4% over the same period last year. During the first nine months of 2007, sales from our recent acquisitions were $524.5 million and accounted for the majority of the sales increase.
     Gross profit for the first nine months of 2007 was $920.2 million versus $799.3 million for the comparable period in 2006, and gross margin percentage of net sales was 20.4% in 2007 versus 20.3% in 2006. The increase was attributable to higher margins from the acquisition completed in the fourth quarter of 2006 partially offset by an unfavorable sales mix and the absence of $17.6 million of commodity based pricing inventory benefits realized in last year’s comparable period.
     SG&A expenses in the first nine months of 2007 totaled $597.6 million versus $508.2 million in last year’s comparable period. As a percentage of net sales, SG&A expenses were 13.2 % in the first nine months of 2007 compared to 12.9% in the first nine months of 2006, reflecting the impact of the recent acquisitions, a legal settlement in the first quarter of 2007 and an increase in payroll and benefit costs offset by foreign currency transaction gains.
     SG&A payroll expenses for the first nine months of 2007 of $416.4 million increased by $55.8 million compared to the same period in 2006, of which $53.1 million resulted from the recent acquisitions. Of the remaining $2.7 million increase in payroll expenses, $14.5 million was from increased salaries and variable commissions resulting from increased sales and related gross margins, $2.7 million was from increased equity compensation expense, $11.8 million was from decreased incentive compensation costs, $2.7 million was from decreased temporary labor costs and $0.7 million was from decreased discretionary defined contribution costs. Other SG&A related payroll expenses increased $0.7 million.

     The remaining SG&A expenses for the first nine months of 2007 of $181.2 million increased by approximately $33.6 million compared to same period in 2006, of which $31.9 million resulted from the recent acquisitions. Contributing to the remaining $1.7 million increase in SG&A expense was the increase in legal costs of $7.9 million primarily related to a legal settlement and associated legal fees, offset by $7.2 million of foreign currency transaction gains and a $4.0 million reduction in bad debt expense due primarily to a large bankruptcy expense recorded in the prior year. Also contributing to the increase in SG&A expenses was a gain of $3.4 million recognized in the prior year for the sale of property. Other SG&A expenses in the first nine months of 2007 increased $1.6 million.
     Depreciation and amortization for the first nine months of 2007 was $27.2 million versus $19.2 million in last year’s comparable quarter. Of the $8.0 million increase, $5.7 million is related to the recent acquisitions, of which $3.8 million is due to the amortization expense of the intangible assets acquired and $1.9 million is due to the depreciation of the fixed assets acquired.
     Interest expense totaled $46.6 million for the first nine months of 2007 versus $17.1 million in last year’s comparable period, an increase of 172%. This increase is primarily due to the amendment and restatement of the Receivables Facility in December 2006, which required the reclassification of expenses related to the facility. Prior to December 2006, interest expense and other costs related to the Receivables Facility were recorded as other expense in the consolidated statement of income. Interest expense and other costs related to the Receivables Facility totaled $20.8 million for the first nine months of 2007 compared to $17.1 million in the same period in 2006. The 21.6% increase was attributable to elevated borrowing under the Receivables Facility to fund our share repurchase program offset by a $2.4 million gain resulting from the change in accounting treatment of our Receivables Facility. Also contributing to the increase in interest expense was the increase in borrowings under the revolving credit facility to fund the share repurchase program and the issuance of the 2026 Debentures in November 2006.
     There was no “other expense” recorded for the first nine months of 2007, a decrease of $17.1 million from last year’s comparable period. As mentioned above, costs associated with the Receivables Facility are no longer classified as other expense.
     Income tax expense totaled $69.3 million in the first nine months of 2007 and the effective tax rate was 27.8% compared to 33.1% in the same period in 2006. The effective tax rate differed from the statutory rate primarily as a result of an adjustment recorded pursuant to SFAS 109, to reverse a portion of the valuation allowance applied against deferred tax assets. The adjustment was based on achieving substantial profitability and a favorable assessment of our expected future operating results in jurisdictions in which our net operating losses may be utilized in future periods.
     For the first nine months of 2007, net income increased by $20.6 million to $179.6 million, or $3.65 per diluted share, compared with $159.0 million, or $3.04 per diluted share, for the first nine months of 2006. The increase in net income was primarily attributable to increased sales, gross margin expansion, foreign currency transaction gains and a decrease in the effective tax rate of 5.3%.
Liquidity and Capital Resources
     Total assets at September 30, 2007 and December 31, 2006 were approximately $2.8 billion. Total liabilities at September 30, 2007 compared to December 31, 2006 increased by $247.4 million to $2.3 billion. Contributing to the increase in total liabilities was an increase in short-term and long-term debt of $163.9 million related to additional borrowings under our revolving credit facility and Receivables Facility to finance our stock repurchase program; increase in accounts payable of $89.8 million as a result of increased cost of sales; increase in banks overdrafts of $30.8 million and an increase in other noncurrent liabilities of $14.8 million related primarily to the adoption of FIN 48. The increase in total liabilities was offset by a decrease in deferred income taxes of $33.7 million related to purchase price adjustments to our 2006 acquisition and the reversal of a valuation allowance, and a decrease in accrued salaries and wages of $25.2 million due to the payment in 2007 of 2006 management incentive compensation. Stockholders’ equity decreased 25.1% to $571.8 million at September 30, 2007, compared with $763.2 million at December 31, 2006, primarily as a result of stock repurchases, which totaled $410.1 million for the nine-months ended September 30, 2007. Also contributing to the change in stockholders’ equity was net earnings of $179.6 million offset by a charge of $4.8 million related to the adoption of FIN 48, $13.2 million related to the exercise of stock options and $11.2 million related to stock-based compensation expense.
     Our liquidity needs arise from working capital requirements, capital expenditures, acquisitions and debt service obligations. As of September 30, 2007, we had approximately $169.7 million in available borrowing capacity under our revolving credit facility.

     We finance our operating and investing needs, as follows:
     Revolving Credit Facility
     On March 8, 2007, WESCO Distribution voluntarily reduced the borrowing limit under the revolving credit facility from $440 million to $365 million. The revolving credit facility matures in June 2010. During the first nine months of 2007, we borrowed $649.4 million in aggregate under the facility and made repayments of $591.4 million. At September 30, 2007, we had an outstanding balance of $155.0 million. We were in compliance with all covenants and restrictions as of September 30, 2007.
     Mortgage Financing Facility
     In February 2003, we finalized a $51 million mortgage financing facility, $44.0 million of which was outstanding as of September 30, 2007. Borrowings under the mortgage financing are collateralized by 75 domestic properties and are subject to a 22-year amortization schedule with a balloon payment due at the end of the 10-year term. Interest rates on borrowings under this facility are fixed at 6.5%.
     7.50% Senior Subordinated Notes due 2017
     At September 30, 2007, $150 million in aggregate principal amount of the 7.50% Senior Subordinated Notes due 2017 (the “2017 Notes”) were outstanding. The 2017 Notes were issued by WESCO Distribution under an indenture dated as of September 27, 2005 with The Bank of New York, as successor to J.P. Morgan Trust Company, National Association, as trustee, and are unconditionally guaranteed on an unsecured basis by WESCO International. The 2017 Notes accrue interest at the rate of 7.50% per annum and are payable in cash semi-annually in arrears on each April 15 and October 15.
     2.625% Convertible Senior Debentures due 2025
     At September 30, 2007, $150 million in aggregate principle amount of the 2.625% Convertible Senior Debentures due 2025 (the “2025 Debentures”) was outstanding. The 2025 Debentures were issued by WESCO International under an indenture dated as of September 27, 2005 with The Bank of New York, as successor to J.P. Morgan Trust Company, National Association, as trustee, and are unconditionally guaranteed on an unsecured senior subordinated basis by WESCO Distribution. The 2025 Debentures accrue interest at the rate of 2.625% per annum and are payable in cash semi-annually in arrears on each April 15 and October 15. Beginning with the six-month interest period commencing October 15, 2010, we also will pay contingent interest in cash during any six-month interest period in which the trading price of the 2025 Debentures for each of the five trading days ending on the second trading day immediately preceding the first day of the applicable six-month interest period equals or exceeds 120% of the principal amount of the 2025 Debentures. During any interest period when contingent interest shall be payable, the contingent interest payable per $1,000 principal amount of 2025 Debentures will equal 0.25% of the average trading price of $1,000 principal amount of the 2025 Debentures during the five trading days immediately preceding the first day of the applicable six-month interest period. As defined in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the contingent interest feature of the 2025 Debentures is an embedded derivate that is not considered clearly and closely related to the host contract. The contingent interest component had no significant value at September 30, 2007 or at December 31, 2006.
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

     1.75% Convertible Senior Debentures due 2026
     At September 30, 2007, $300 million in aggregate principle amount of the 2026 Debentures was outstanding. The 2026 Debentures were issued by WESCO International under an indenture dated as of November 2, 2006, with The Bank of New York, as Trustee, and are unconditionally guaranteed on an unsecured senior subordinated basis by WESCO Distribution. The 2026 Debentures accrue interest at the rate of 1.75% per annum and are payable in cash semi-annually in arrears on each May 15 and November 15, commencing May 15, 2007. Beginning with the six-month interest period commencing November 15, 2011, we also will pay contingent interest in cash during any six-month interest period in which the trading price of the 2026 Debentures for each of the five trading days ending on the second trading day immediately preceding the first day of the applicable six-month interest period equals or exceeds 120% of the principal amount of the 2026 Debentures. During any interest period when contingent interest shall be payable, the contingent interest payable per $1,000 principal amount of 2026 Debentures will equal 0.25% of the average trading price of $1,000 principal amount of the 2026 Debentures during the five trading days immediately preceding the first day of the applicable six-month interest period. As defined in SFAS No. 133, Accounting for Derivative Instruments and Hedge Activities , the contingent interest feature of the 2026 Debentures is an embedded derivate that is not considered clearly and closely related to the host contract. The contingent interest component had no significant value at September 30, 2007 or at December 31, 2006.
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
     As of September 30, 2007 and December 31, 2006, accounts receivable eligible for securitization totaled approximately $656.3 million and $531.3 million, respectively. The consolidated balance sheets as of September 30, 2007 and December 31, 2006 reflect $500.0 million and $390.5 million, respectively, of account receivable balances legally sold to third parties, as well as the related borrowings for equal amounts.

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
     Interest expense and other costs associated with the Receivables Facility totaled $7.7 million and $20.8 million, respectively, for the three and nine months ended September 30, 2007. Prior to the amendment and restatement, interest expense and other costs related to the Receivables Facility were recorded as other expense in the consolidated statement of income. For the three and nine month periods ended September 30, 2006, these costs totaled $5.8 million and $17.1 million, respectively. At September 30, 2007, the interest rate on borrowings under this facility was approximately 6.3%.
Cash Flow
     Operating Activities. Cash provided by operating activities for the first nine months of 2007 totaled $207.2 compared with $65.1 million of cash generated for the first nine months of 2006, primarily as the result of net income of $179.6 million, adjusted for, among other items, depreciation and amortization of $27.2 million of which $5.7 million is related to the recent acquisitions, stock-based compensation of $11.2 million and the reclassification of $17.2 million related to the excess tax benefit from stock-based compensation expense. Cash provided by operating activities in the first nine months of 2007 included $77.6 million in accounts payable related to increased sales, $25.3 million in prepaid expenses and other current assets related to an income tax refund from our 2006 acquisition and the increase in taxable income, and $12.4 million from other current and noncurrent liabilities. Cash used by operating activities in the nine months of 2007 included: $62.3 million increase in trade and other receivables resulting primarily from higher sales volume; $26.2 million reduction in accrued payroll and benefit costs from the payment of the 2006 management incentive compensation offset by increased payroll and benefit costs; and, $23.6 million increase in inventory to accommodate increased sales demand. In the first nine months of 2006, primary sources of cash were net income of $159.0 million, prepaid and other current assets of $37.7 million, accounts payable of $30.5 million related to increased sales and inventory, and other current and noncurrent liabilities of $13.5 million primarily related to increased taxable income. Cash used by operating activities in the first nine months of 2006 included: $82.0 million reduction in the Receivables Facility, which was accounted for as an off-balance sheet arrangement prior to December 2006; $54.6 million increase in trade and other receivables resulting from higher sales volume, and $38.7 million increase in inventories to accommodate increased sales demand.
     Investing Activities. Net cash used in investing activities for the first nine months of 2007 and 2006 was $18.6 million and $21.6 million, respectively, of which capital expenditures were $11.2 million and $14.9 million, respectively. In addition, expenditures of $7.9 million in 2007 and $10.9 million in 2006 were made pursuant to the terms of acquisition purchase agreements.
     Financing Activities. Net cash used by financing activities for the first nine months of 2007 and 2006 was $194.5 million and $6.3 million, respectively. During the first nine months of 2007, borrowings and repayments of long-term debt of $649.4 million and $591.4 million, respectively, were related to our revolving credit facility. Borrowings and repayments of $134.5 million and $25.0 million respectively, were related to our Receivables Facility and repayments of $1.0 million were related to our mortgage financing facility. As previously mentioned, the Receivables Facility was amended and restated in December 2006, such that transactions under the facility no longer qualify for off-balance treatment and as a result are accounted for as secured borrowings. In addition, during the first nine months of 2007 we purchased approximately 6.4 million shares of our stock for $400 million under our previously announced share repurchase program. During the first nine months of 2006, borrowings and repayments of long-term debt of $265.4 million and $294.4 million, respectively, were related to our revolving credit facility, repayments of $20.0 million were related to an acquisition note payable and repayments of $1.0 million were related to our mortgage financing facility. The exercise of stock-based compensation arrangements resulted in proceeds of $6.0 million and $6.5 million during the first nine months of 2007 and 2006, respectively.
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

Inflation
     The rate of inflation affects different commodities and the cost of products purchased and ultimately the pricing of our different products and product classes to our customers. On an overall basis, our pricing related to inflation did not have a significant impact on our sales growth for the three months ended September 30, 2007 however, an estimated $20 to $25 million of our sales growth was related to pricing for the nine months ended September 30, 2007.
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
Impact of Recently Issued Accounting Standards
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We do not anticipate that the adoption of SFAS 157 will have an impact on our financial position, results of operations, or cash flows.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities (“SFAS 159”) which provides companies with an option to report certain financial assets and liabilities at fair value, with changes in value recognized in earnings each reporting period. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do not anticipate that the adoption of SFAS 159 will have an impact on our financial position, results of operations, or cash flows.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risks
     There have not been any material changes to our exposures to market risk during the quarter ended September 30, 2007 that would require an update to the disclosures provided in our 2006 Annual Report on Form 10-K.
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
     Changes in Internal Control Over Financial Reporting
     During the third quarter of 2007, there were no changes in our internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As a result of our acquisition of Communications Supply Holdings, Inc. in the fourth quarter of 2006, our internal control over financial reporting now includes the operations of that business.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table provides a summary of all repurchases by us of our common stock during the three-months ended September 30, 2007.

			Total Number of Shares	Approximate Dollar Value of
		Average	Purchased as Part of	Shares That May Yet Be
	Total Number of	Price	Publicly Announced Plans	Purchased Under the Plans
	Shares Purchased	Paid Per	or Programs	or Programs
Period	(In Thousands)(3)	Share	(In Thousands)(1)	(In Millions) (1),(2)

July 2007	769.1	$57.03	763.5	$21.6
August 2007	437.9	$49.39	436.4	$—
September 2007	0.1	$47.51	—	$—

Total	1,207.1	$54.25	1,199.9

(1)	On September 28, 2007, we announced that the $400 million stock repurchase program, reported on February 1, 2007, had been completed. We also announced that our Board of Directors authorized a new stock repurchase program in the amount of up to $400 million.

(2)	Excludes commission fees of $22.9 thousand and $13.1 thousand for the months of July and August, respectively.

(3)	Of the $1.2 million shares acquired, 7,152 shares were purchased from employees for approximately $0.4 million in connection with the settlement of tax withholding obligations arising from the exercise of stock-settled stock appreciation rights.
Item 6. Exhibits
     (a) Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) promulgated under the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) promulgated under the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESCO International, Inc.

Date: November 9, 2007	/s/ Stephen A. Van Oss
Stephen A. Van Oss
Senior Vice President, Chief Financial and Administrative Officer