Form 10-K
period 2007-12-31
WESCO INTERNATIONAL INC
filed 2008-02-29
CIK 929008

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑   No  ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes   ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes   ☑  No  ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐ No  ☑
     The registrant estimates that the aggregate market value of the voting shares held by non-affiliates of the registrant was approximately $2,651.0 million as of June 30, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price on the New York Stock Exchange for such stock.
As of February 25, 2008, 42,832,207 shares of Common Stock, par value $.01 per share, of the registrant were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Part III of this Form 10-K incorporates by reference portions of the registrant’s Proxy Statement for its 2008 Annual Meeting of Stockholders.

WESCO INTERNATIONAL, INC.
Annual Report on Form 10-K for the Fiscal Year Ended
December 31, 2007
TABLE OF CONTENTS

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
The Company
     With sales of $6.0 billion in 2007, WESCO International, Inc., incorporated in 1993, is a leading North American provider of electrical construction products and electrical and industrial maintenance, repair and operating supplies, commonly referred to as “MRO.” We have more than 400 full service branches and seven distribution centers located in the United States, Canada, Mexico, the United Kingdom, Nigeria, United Arab Emirates and Singapore. We serve approximately 110,000 customers globally, offering more than 1,000,000 products from more than 24,000 suppliers utilizing a highly automated, proprietary electronic procurement and inventory replenishment system. At the end of 2007, we had approximately 7,300 employees worldwide, of which approximately 6,300 were located in the United States and approximately 1,000 in Canada and our other international locations. Our leading market positions, experienced workforce, extensive geographic reach, broad product and procurement solutions and acquisition program have enabled us to grow our market position, expand margins and meet cost containment objectives.
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
     Electrical Distribution. According to Electrical Wholesaling Magazine, the U.S. electrical wholesale distribution industry had forecasted sales of approximately $93 billion in 2007. According to published sources, our industry has grown at an approximate 6% compounded annual rate over the past 20 years. This expansion has been driven by general economic growth, increased price levels for key commodities, increased use of electrical products in businesses and industries, new products and technologies and customers who are seeking to more efficiently purchase a broad range of products and services from a single supplier, thereby eliminating the costs and expenses of purchasing directly from manufacturers or multiple sources. The U.S. electrical distribution industry is highly fragmented. In 2006, the latest year for which market share data is available, the five national distributors, including us, accounted for approximately 25% of estimated total industry sales.
     Integrated Supply. The market for integrated supply services has grown rapidly in recent years. Growth has been driven primarily by the desire of large industrial companies to reduce operating expenses by implementing comprehensive third-party programs, which outsource and consolidate cost-intensive procurement, stocking and administrative functions associated with the purchase and consumption of MRO supplies. For some of our customers, we believe these costs can account for up to 35% of the total costs for MRO products and services. We believe that significant opportunities exist for further expansion of integrated supply services, as the total potential in the United States for purchases of industrial MRO supplies and services through all channels is currently estimated to be approximately $400 billion.
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
     Enhance Our Leadership Position in Electrical Distribution. We will continue to capitalize on our extensive market presence and brand equity in the WESCO name to grow our market position in electrical distribution. As a result of our extensive geographical coverage, effective information systems and value-added products and services, we believe we have become a leader in serving several important and growing markets. We are focusing our sales and marketing efforts in three primary areas:
•	expanding our product and service offerings to existing customers in industries we currently serve;

•	targeting new customers within vertical markets that provide significant growth opportunities; and

•	providing new and existing customers compliance solutions to government regulations and safety concerns.

     Continue to Grow Our Premier Position in National Accounts. From 2003 through 2007, revenue from our national accounts program increased at a compound annual growth rate of approximately 12%. Our objective is to continue to increase revenue from our national accounts program by:
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
     Extend Our Leadership Position in Integrated Supply Services. We provide a full complement of outsourcing solutions, focusing on improving the supply chain management process for our customers’ indirect purchases. We integrate our personnel, product and distribution expertise, electronic technologies and service capabilities with the customer’s own internal resources to meet particular service requirements. Each integrated supply program is uniquely configured to deliver a significant reduction in the number of MRO suppliers, reduce total procurement costs, improve operating controls and lower administrative expenses. Our integrated supply programs replace the traditional multi-vendor, resource-intensive procurement process with a single, outsourced, fully automated process. Our solutions range from timely product delivery to assuming full responsibility for the entire procurement function. We believe that customers will increasingly seek to utilize us as an “integrator,” responsible for selecting and managing the supply of a wide range of MRO and original equipment manufacturers (“OEM”) products. We plan to expand our leadership position as the largest integrated supply services provider in the United States by building upon established relationships within our large customer base and premier supplier network, to meet customers’ continued interest in outsourcing.
     Gain Share in Fragmented Local Markets. We believe that significant opportunities exist to gain market share in highly fragmented local markets. We intend to increase our market share in key geographic markets through a combination of increased sales and marketing efforts at existing branches, acquisitions that expand our product and customer base and new branch openings.
     Expand our LEAN Initiative. LEAN driven continuous improvement is a company-wide, strategic initiative to increase productivity across the entire enterprise, including sales, operations and administrative processes. The basic principles behind LEAN are to rapidly identify and implement improvements through simplification, elimination of waste and reducing errors throughout a defined process. We have been highly successful in applying LEAN in a distribution environment, and have developed and deployed numerous initiatives through the Kaizen approach. The initiatives are primarily centered around our branch operations and target nine key areas: sales, pricing, warehouse operations, transportation, purchasing, inventory, accounts receivable, accounts payable and administrative processes. In 2008, our objective is to continue to implement the initiatives across our branch locations and headquarters operations, consistent with our long-term strategy of continuously refining and improving our processes to achieve both sales and operational excellence.
     Pursue Strategic Acquisitions. Since 1995, we have completed 31 acquisitions. We believe that the highly fragmented nature of the electrical and industrial MRO distribution industry will continue to provide us with acquisition opportunities. We expect that any future acquisitions will be financed with internally generated funds, additional debt and/or the issuance of equity securities. However, our ability to make acquisitions will be subject to our compliance with certain conditions under the terms of our revolving credit facility. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources,” for a further description of the revolving credit facility.
     Expand Product and Service Offerings. We have developed a service capability to assist customers in improving their internal productivity and overall cost position. This service, which we call Cost Reduction Solutions, is based on applying LEAN principles and practices in our customers’ work environment. To date, we have worked with manufacturers, assemblers and contractors to enhance supply chain operations and logistics. Our work on productivity projects, in cooperation with our customers, significantly increases the breadth of products that can be supplied and creates additional product opportunities in kitting, assembly and warehouse operations. Additionally, we have demonstrated our ability to introduce new products and services to meet existing customer demands and capitalize on new market opportunities.

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
Competitive Strengths
     We believe that we are one of the largest electrical distributor and the largest provider of integrated supply services for MRO goods and services in the United States. We compete directly with national, regional and local providers of electrical and other industrial MRO supplies. Competition is primarily focused on the local service area, and is generally based on product line breadth, product availability, service capabilities and price. Another source of competition is buying groups formed by smaller distributors to increase purchasing power and provide some cooperative marketing capability. While increased buying power may improve the competitive position of buying groups locally, we believe these groups have not been able to compete effectively with us for national account customers due to the difficulty in coordinating a diverse ownership group. Although certain Internet-based procurement service companies, auction businesses and trade exchanges remain in the marketplace, the impact on our business from these potential competitors has been minimal to date.
     We believe the following strengths are central to the successful execution of our business strategy:
     Market Leadership. Our ability to manage large construction projects, complex multi-site plant maintenance programs, procurement projects that require special sourcing, technical advice, logistical support and locally based service has enabled us to establish leadership positions in our principal markets. We have utilized these skills to generate significant revenues in industries with intensive use of electrical and MRO products, including electrical contracting, utilities, OEM and process manufacturing and other commercial, institutional and governmental entities. We also have extended our position within these industries to expand our customer base.
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
     Extensive Distribution Network. We are a full-line distributor of electrical supplies and equipment with operations in the United States, Canada, Mexico, the United Kingdom, Nigeria, United Arab Emirates and Singapore. We operate more than 400 branch locations and seven distribution centers (four in the United States and two in Canada). In addition to consolidations in connection with acquisitions, we occasionally open, close or consolidate existing branch locations to improve market coverage and operating efficiency.
     Our distribution centers add value for our branches, suppliers and customers through the combination of a broad and deep selection of inventory, online ordering, same-day shipment and central order handling and fulfillment. Our distribution center network reduces the lead-time and cost of supply chain activities through automated replenishment and warehouse management systems and economies of scale in purchasing, inventory management, administration and transportation. This extensive network, which would be extremely difficult and expensive to duplicate, provides us with a distinct competitive advantage and allows us to:
•	maintain localized customer service, technical support and sales coverage;

•	tailor branch products and services to local customer needs; and

•	offer multi-site distribution capabilities to large customers and national accounts.

Low Cost Operator. Our competitive position has been enhanced by our low cost position, which is based on:
•	extensive use of automation and technology;

•	centralization of functions such as purchasing, accounting and information systems;

•	strategically located distribution centers;

•	purchasing economies of scale; and

•	incentive programs that increase productivity and encourage entrepreneurship.
     As a result of these factors, we believe that our operating costs as a percentage of sales is one of the lowest in our industry. Our selling, general and administrative expenses as a percentage of revenues for 2007 were 13.2%, significantly below our peer group 2006 average of approximately 19.3% according to the National Association of Electrical Distributors. Our low cost position enables us to generate a significant amount of net cash flow, as the amount of capital investment required to maintain our business is relatively low. Consequently, more of the cash we generate is available for continued investment in the growth of the business, strategic acquisitions and debt reduction.
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
     We purchase products from a diverse group of more than 24,000 suppliers. In 2007, our ten largest suppliers accounted for approximately 28% of our purchases. The largest of these was Eaton Corporation, through its Eaton Electrical division, accounting for approximately 10% of total purchases. No other supplier accounted for more than 5% of total purchases.
     Our supplier relationships are important to us, providing access to a wide range of products, technical training and sales and marketing support. We have preferred supplier agreements with more than 300 of our suppliers and purchase over 60% of our inventory pursuant to these agreements. Consistent with industry practice, most of our agreements with suppliers, including both distribution agreements and preferred supplier agreements, are terminable by either party on 60 days notice or less.

Services
     In conjunction with product sales, we offer customers a wide range of services and procurement solutions that draw on our product and supply management expertise and systems capabilities. These services include national accounts programs, integrated supply programs and major project programs. We are responding to the needs of our customers, particularly those in processing and manufacturing industries, which require assistance in efficiently managing their MRO process. Our range of supply management services, include:
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
Markets and Customers
     We have a large base of approximately 110,000 customers diversified across our principal markets. Our top ten customers accounted for approximately 11% of our sales in 2007. No customer accounted for more than 4% of our total sales in 2007.
     Industrial Customers. Sales to industrial customers, which include numerous manufacturing and process industries, accounted for approximately 40% of our sales in 2007. We provide products and services for MRO and OEM use. MRO products are needed to maintain and upgrade the electrical and communications networks at industrial sites. Expenditures are greatest in the heavy process industries, such as food processing, metals, pulp and paper and petrochemical. MRO product categories in addition to electrical supplies include, among others, lubricants, pipe, valves and fittings, fasteners, cutting tools and power transmission products. OEMs typically require a reliable, high-volume supply of products or components to incorporate into their own products. Customers in this market are particularly service and price sensitive due to the volume and the critical nature of the product used, and they also expect value-added services such as design and technical support, just-in-time supply and electronic commerce.
     Electrical Contractors. Sales to electrical contractors accounted for approximately 38% of our sales in 2007. We primarily serve large contractors; however, customers range from large contractors for major industrial and commercial projects to small residential contractors. Electrical products purchased by electrical subcontractors typically account for approximately 40% to 50% of their installed project cost, making accurate cost estimates and competitive material costs critical to a contractor’s success in obtaining profitable projects.
     Utilities. Sales to utilities and specialty utility contractors accounted for approximately 16% of our sales in 2007. This market includes large investor-owned utilities, rural electric cooperatives and municipal power authorities. We provide our utility customers with transmission and distribution products and an extensive range of supplies to meet their power plant MRO and capital projects needs. Full materials management and procurement outsourcing arrangements are also important in this market as cost pressures and deregulation cause utility customers to streamline purchasing and inventory control practices.
     Commercial, Institutional and Governmental (“CIG”) Customers. Sales to CIG customers accounted for approximately 6% of our sales in 2007. This fragmented market includes schools, hospitals, property management firms, retailers and government agencies of all types. We have a platform to sell integrated lighting control and distribution equipment in a single package for multi-site specialty retailers, restaurant chains and department stores.
Sales Organization
     Sales Force. Our general sales force is based at the local branches and is comprised of approximately 2,700 of our employees, almost half of whom are outside sales representatives with the remainder being inside sales and technical support personnel. They are responsible for making direct customer calls, performing on-site technical support, generating new customer relations and developing existing territories. The inside sales force is a key point of contact for responding to routine customer inquiries such as price and availability requests and for entering and tracking orders.
     National Accounts. Our outside sales force is geographically oriented to target local and vertical markets. We have a national accounts sales force comprised of an experienced group of sales executives who negotiate and administer contracts, coordinate branch participation and identify sales and service opportunities. National accounts managers’ efforts target specific customer industries, including automotive, pulp and paper, petrochemical, metals and mining, food processing, aerospace and defense.
     Construction Management. We also have a sales management group, comprising our most experienced construction management personnel, which focus on serving the complex needs of North America’s largest engineering and construction firms and the top regional and national electrical contractors. These contractors typically specialize in large, complex projects such as building industrial sites, water treatment plants, airport expansions, healthcare facilities, correctional institutions, sports stadiums and convention centers.

     E-Commerce. To support our sales organization, we engage in various forms of e-commerce. Our primary e-business strategy is to serve existing customers by tailoring our catalog and Internet-based procurement applications to their internal systems or through their preferred technology and trading exchange partnerships. We continue to expand our e-commerce capabilities, meeting our customers’ requirements as they develop and implement their e-procurement business strategies. We have strengthened our business and technology relationships with the trading exchanges chosen by our customers as their e-procurement partners. We believe that we lead our industry in rapid e-implementation to customers’ procurement systems and integrated procurement functionality using “punch-out” technology, a direct system-to-system link with our customers.
     We continue to enhance “WESCO Express,” a direct ship fulfillment operation responsible for supporting smaller customers and select national account locations. Customers can order from more than 65,000 electrical and data communications products stocked in our warehouses through a centralized customer service center or over the Internet at www.WESCOdirect.com. We also use a proactive sales approach utilizing catalogs, direct mail, e-mail and personal phone selling to provide a high level of customer service. Our 2007-2008 WESCO’s Buyers Guide ® was produced and released in 2007.
International Operations
     To serve the Canadian market, we operate a network of approximately 50 branches in nine provinces. Branch operations are supported by two distribution centers located near Montreal and Vancouver. With sales of approximately US$633 million, sales in Canada represented approximately 11% of our total sales in 2007. The Canadian market for electrical distribution is considerably smaller than the U.S. market, with roughly US$5.6 billion in total sales in 2007, according to the Canadian Distribution Council.
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
     The following table sets forth information about us by geographic area:

	Net Sales			Long-Lived Assets
	Year Ended December 31,			December 31,
(In thousands)	2007	2006	2005	2007	2006	2005
United States	$5,229,147	$4,606,783	$3,829,755	$107,711	$113,312	$102,266
Foreign Operations
Canada	633,406	599,244	499,817	13,122	13,177	12,375
Other foreign	140,899	114,576	91,531	406	703	1,546

Subtotal Foreign
Operations	774,305	713,820	591,348	13,528	13,880	13,921

Total U.S. and Foreign	$6,003,452	$5,320,603	$4,421,103	$121,239	$127,192	$116,187

Management Information Systems
     We have implemented data processing systems to provide support for a full range of business functions, such as customer service, inventory and logistics management, accounting and administrative support. Many of our customers also leverage our eCommerce platforms to transact business electronically either through standard electronic data interchange, direct system-to-system integration, or through customized online buy sites.
     Our integrated supply services are facilitated by state-of-the-art proprietary procurement and inventory management systems. These systems provide a fully integrated, flexible supply chain platform that currently handles over 95% of our integrated supply customers’ transactions electronically. Our configuration options for a customer range from online linkages to the customer’s business and purchasing systems, to total replacement of a customer’s procurement and inventory management system for MRO supplies.

Intellectual Property
     We currently have trademarks and service marks registered with the U.S. Patent and Trademark Office. The registered trademarks and service marks include: “WESCO ® “, our corporate logo, the running man logo, the running man in box logo, “WESCO Buyers Guide ® “, and “The Extra Effort People ® “. In 2005, we added the trademark, “C-B Only the Best is Good Enough ®” as a result of the acquisition of Carlton-Bates Company. In addition, multiple trademarks and service marks were acquired in 2006 as a result of the Communications Supply Holdings, Inc. acquisition, including the primary marks of “CSC ® ” and “Liberty Wire & Cable ® “. “WESCO”, our corporate logo, the running man logo, and/or “WESCO Buyers Guide” trademarks and service mark applications for registration have been filed in various foreign jurisdictions, including Canada, Mexico, the United Kingdom, Singapore, China, Hong Kong, Thailand and the European Community. The foreign trademark for “WESCO Buyers Guide ® “ was registered in Canada in August 2006.
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
Seasonality
     Our operating results are not significantly affected by seasonal factors. Sales during the first quarter are generally less than 2% below the sales of the remaining three quarters due to a reduced level of activity during the winter months of January and February. Sales typically increase beginning in March, with slight fluctuations per month through December. As a result, our reported sales and earnings in the first quarter are generally lower than in subsequent quarters.
Website Access
     Our Internet address is www.wesco.com. Information contained on our website is not part of, and should not be construed as being incorporated by reference into, this Annual Report on Form 10-K. We make available free of charge under the “Investors” heading on our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as our Proxy Statements, as soon as reasonably practicable after such documents are electronically filed or furnished, as applicable, with the Securities and Exchange Commission (the “SEC”). You also may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549-0213. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers like us who file electronically with the SEC.
     In addition, our charters for our Executive Committee, Nominating and Governance Committee, Audit Committee and Compensation Committee, as well as our Independence Standards, our Governance Guidelines and our Code of Ethics and Business Conduct for our directors, officers and employees, are all available on our website in the “Corporate Governance” link under the “Investors” heading.
Forward-Looking Information
     This Annual Report on Form 10-K contains various “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve certain unknown risks and uncertainties, including, among others, those contained in Item 1, “Business,” Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” When used in this Annual Report on Form 10-K, the words “anticipates,” “plans,” “believes,” “estimates,” “intends,” “expects,” “projects,” “will” and similar expressions may identify forward-looking statements, although not all forward-looking statements contain such words. Such statements, including, but not limited to, our statements regarding business strategy, growth strategy, competitive strengths, productivity and profitability enhancement, competition, new product and service introductions and liquidity and capital resources are based on management’s beliefs, as well as on assumptions made by and information currently available to, management, and involve various risks and uncertainties, some of which are beyond our control. Our actual results could differ materially from those expressed in any forward-looking statement made by us or on our behalf. In light of these risks and uncertainties, there can be no assurance that the forward-looking information will in fact prove to be accurate. We have undertaken no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Executive Officers
     Our executive officers and their respective ages and positions as of December 31, 2007 are set forth below.

Name	Age	Position

Roy W. Haley	61	Chairman and Chief Executive Officer
John J. Engel	45	Senior Vice President and Chief Operating Officer
Stephen A. Van Oss	53	Senior Vice President and Chief Financial and Administrative Officer
Andrew J. Bergdoll	45	Vice President, Operations
Daniel A. Brailer	50	Vice President, Treasurer, Legal and Investor Relations
William E. Cenk	50	Vice President, Operations
Allan A. Duganier	52	Director of Internal Audit
William M. Goodwin	62	Vice President, Operations
Timothy A. Hibbard	51	Corporate Controller
Robert J. Powell	46	Vice President, Human Resources
Steven J. Riordan	54	Vice President, Operations
Robert B. Rosenbaum	50	Vice President, Operations
Donald H. Thimjon	64	Vice President, Operations
Ronald P. Van, Jr.	47	Vice President, Operations
Marcy Smorey-Giger	36	Corporate Counsel and Secretary
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
     Stephen A. Van Oss has been Senior Vice President and Chief Financial and Administrative Officer since July 2004 and, from 2000 to July 2004 served as the Vice President and Chief Financial Officer. Mr. Van Oss also served as our Director, Information Technology from 1997 to 2000 and as our Director, Acquisition Management in 1997. From 1995 to 1996, Mr. Van Oss served as Chief Operating Officer and Chief Financial Officer of Paper Back Recycling of America, Inc. He also held various management positions with Reliance Electric Corporation. Mr. Van Oss was also a director of Williams Scotsman International, Inc. and a member of its audit committee. Additionally, he is a trustee of Robert Morris University and serves on the finance and government committees.
     Andrew J. Bergdoll has been Vice President Operations since December 2007. From March 2005 through December 2007, Mr. Bergdoll served as President for Liberty Wire & Cable, Inc. a subsidiary of Communications Supply Corporation, which WESCO acquired in November 2006. From 2001 to March 2005, Mr. Bergdoll served as Senior Vice President of USFilter, a subsidiary of Siemens AG, prior to its sale to Siemens in 2004.
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
     Allan A. Duganier has been Director of Internal Audit since January 2006. Mr. Duganier served as the Corporate Operations Controller from 2001 to 2006 and was the Industrial/Construction Group Controller from 2000 to 2001.
     William M. Goodwin has been Vice President, Operations since March 1994. From 1987 to 1994 Mr. Goodwin served as a branch, district and region manager in various locations and also served as Managing Director of WESCOSA, a former Westinghouse-affiliated manufacturing and distribution business in Saudi Arabia.
     Timothy A. Hibbard has been Corporate Controller since July 2006. Mr. Hibbard served as Corporate Controller at Kennametal Inc. from 2002 to July 2006. From 2000 to February 2002, Mr. Hibbard served as Director of Finance of Advanced Materials Solutions Group, and he served from 1998 to September 2000 as President and Controller of Greenfield Industries, Inc.

     Robert J. Powell has been Vice President, Human Resources since September 2007. Mr. Powell served from 2001 to September 2007 as Vice President, Human Resource Operations and Workforce Planning of Archer Daniels Midland Company. From 2000 to 2001, Mr. Powell served as Vice President, Human Resources-Southeast of AT&T Broadband, and he served from 1999 to 2000 as Corporate Vice President Human Resources of Porex Corporation.
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
     As of December 31, 2007, we had $1.3 billion of consolidated indebtedness, including $150 million in aggregate principal amount of 7.50% Senior Subordinated Notes due 2017 (the “2017 Notes”), $150 million in aggregate principal amount of 2.625% Convertible Senior Debentures due 2025 (the “2025 Debentures”), and $300 million in aggregate principal amount of 1.75% Convertible Senior Debentures due 2026 (the “2026 Debentures” and together with the 2025 Debentures, the “Debentures”), and stockholders’ equity of $608.5 million. We and our subsidiaries may incur additional indebtedness in the future, subject to certain limitations contained in the instruments governing our indebtedness. These amounts include our accounts receivable securitization facility (the “Receivables Facility”), through which we sell up to $500 million of our accounts receivable to a third-party conduit. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.”
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
     Our Receivables Facility has a three-year term and is subject to renewal in May 2010. There can be no assurance that available funding or any sale of assets or additional financing would be possible at the time of renewal in amounts or terms favorable to us, if at all.

     Over the next three years, we are obligated to repay approximately $510.8 million of indebtedness, of which $480.0 million is related to our Receivables Facility, $22.3 million is related to our revolving credit facility, $4.4 million is related to our mortgage credit facility, $3.8 million is related to capital leases, and $0.3 million is related to notes payable associated with acquisitions. Additionally, various acquisition agreements contain contingent consideration for final acquisition payments, which management has estimated will be approximately $2.5 million. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
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
     Holders of the Debentures have the right to require us to repurchase the respective Debentures on specified dates or upon the occurrence of a fundamental change prior to maturity. The occurrence of a change of control would also constitute an event of default under our credit facilities, requiring repayment of amounts outstanding thereunder, and the occurrence of a change of control would also enable holders of the 2017 Notes to require WESCO Distribution to repurchase such 2017 Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest and additional interest, if any. Any of our future debt agreements may contain similar provisions. We may not have sufficient funds to make the required repayments and repurchases at such time or the ability to arrange necessary financing on acceptable terms. In addition, our ability to repurchase the Debentures or the 2017 Notes in cash may be limited by law or the terms of other agreements relating to our debt outstanding at the time, including other credit facilities, which may limit our ability to purchase the Debentures or 2017 Notes for cash in certain circumstances. If we fail to repurchase the Debentures or 2017 Notes in cash as required by the respective indentures, it would constitute an event of default under the applicable indenture, which, in turn, would constitute an event of default under our credit facilities and the other indenture.
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
     Significant contraction in the residential housing market, coupled with tightened credit availability and financial institution underwriting standards, could adversely affect certain of our customers. Should one or more of our larger customers declare bankruptcy, it could adversely affect the collectibility of our accounts receivable, bad debt and net income.
Downturns in the electrical distribution industry have had in the past, and may in the future have, an adverse effect on our sales and profitability.
     The electrical distribution industry is affected by changes in economic conditions, including national, regional and local slowdowns in construction and industrial activity, which are outside our control. Our operating results may also be adversely affected by increases in interest rates that may lead to a decline in economic activity, particularly in the construction market, while simultaneously resulting in higher interest payments under our revolving credit facility. In addition, during periods of economic slowdown our credit losses could increase. There can be no assurance that economic slowdowns, adverse economic conditions or cyclical trends in certain customer markets will not have a material adverse effect on our operating results and financial condition.
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
     Most of our agreements with suppliers are terminable by either party on 60 days’ notice or less. Our ten largest suppliers in 2007 accounted for approximately 28% of our purchases for the period. Our largest supplier in 2007 was Eaton Corporation, through its Eaton Electrical division, accounting for approximately 10% of our purchases. The loss of, or a substantial decrease in the availability of, products from any of these suppliers, or the loss of key preferred supplier agreements, could have a material adverse effect on our business. Supply interruptions could arise from shortages of raw materials, labor disputes or weather conditions affecting products or shipments, transportation disruptions, or other reasons beyond our control. In addition, certain of our products, such as wire and conduit, are commodity-price-based products and may be subject to significant price fluctuations which are beyond our control. An interruption of operations at any of our distribution centers could have a material adverse effect on the operations of branches served by the affected distribution center. Furthermore, we cannot be certain that particular products or product lines will be available to us, or available in quantities sufficient to meet customer demand. Such limited product access could cause us to be at a competitive disadvantage.
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
     As of December 31, 2007, our goodwill and other intangible assets amounted to $1.1 billion, net of accumulated amortization. To the extent we do not generate sufficient cash flows to recover the net amount of any investments in goodwill and other intangible assets recorded, the investment could be considered impaired and subject to write-off. We expect to record further goodwill and other intangible assets as a result of future acquisitions we may complete. Future amortization of such other intangible assets or impairments, if any, of goodwill or intangible assets would adversely affect our results of operations in any given period.
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
Item 1B. Unresolved Staff Comments.
     Not applicable.

Item 2. Properties.
     We have more than 400 branches, of which approximately 340 are located in the United States, approximately 50 are located in Canada and the remainder are located in Mexico, the United Kingdom, Nigeria, United Arab Emirates and Singapore. Approximately 20% of our branches are owned facilities, and the remainder are leased.
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
     We are a co-defendant in a lawsuit filed in a state court in Indiana in which a customer alleges that we sold defective products manufactured or remanufactured by others and is seeking monetary damages in the amount of $52 million. We have denied any liability, believe that we have meritorious defenses and will vigorously defend ourself against these allegations.
Information relating to legal proceedings is included in Note 15, Commitments and Contingencies of the Notes to Consolidated Financial Statements and is incorporated herein by reference.
Item 4. Submission of Matters to a Vote of Security Holders.
No matters were submitted to a vote of our security holders during the fourth quarter of 2007.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
     Market, Stockholder and Dividend Information. Our common stock is listed on the New York Stock Exchange under the symbol “WCC.” As of February 25, 2008, there were 42,832,207 shares of common stock outstanding held by approximately 23 holders of record. We have not paid dividends on the common stock and do not presently plan to pay dividends in the foreseeable future. It is currently expected that earnings will be retained and reinvested to support either business growth, share repurchases or debt reduction. In addition, our revolving credit facility and the indenture governing the 2017 Notes restrict our ability to pay dividends. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” The following table sets forth the high and low sales prices per share of our common stock, as reported on the New York Stock Exchange, for the periods indicated.

	Sales Prices
Quarter	High	Low
2006
First	$69.19	$43.00
Second	80.29	54.14
Third	70.65	55.36
Fourth	71.10	56.68
2007
First	$69.67	$56.76
Second	66.59	59.82
Third	64.40	37.65
Fourth	51.00	37.94
     Share Repurchase Plans. The following table provides a summary of all repurchases by us of our common stock during the three-months ended December 31, 2007.

			Total Number of Shares	Approximate Dollar Value of
			Purchased as Part of	Shares That May Yet Be
	Total Number of	Average Price	Publicly Announced Plans or	Purchased Under the Plans or
	Shares Purchased	Paid Per	Programs	Programs
Period	(In Thousands)(3)	Share	(In Thousands) (1)	(In Millions) (1)(2)

October 2007	1.5	$46.33	—	$400.0
November 2007	0.8	$41.58	—	$400.0
December 2007	776.3	$39.39	776.1	$369.4

Total	778.6	$39.40	776.1

(1)	On September 28, 2007, we announced that the $400 million stock repurchase program, reported on February 1, 2007, had been completed. We also announced that our Board of Directors authorized a new stock repurchase program in the amount of up to $400 million with an expiration date of September 30, 2009.

(2)	Excludes commission fees of $23.3 thousand for the month of December.

(3)	Of the 0.8 million shares acquired, 2,548 shares were purchased from employees for approximately $0.1 million in connection with the settlement of tax withholding obligations arising from the exercise of stock-settled stock appreciation rights.

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

	Year Ended December 31,

	2007	2006	2005	2004	2003

	(Dollars in millions, except share data)
Income Statement Data:
Net sales(1)	$6,003.5	$5,320.6	$4,421.1	$3,741.3	$3,286.8
Cost of goods sold (2)	4,781.4	4,234.1	3,580.4	3,029.2	2,676.7
Selling, general and administrative expenses	791.1	692.9	612.8	544.5	501.5
Depreciation and amortization	36.8	28.7	18.6	18.1	22.5

Income from operations	394.2	364.9	209.3	149.5	86.1
Interest expense, net	63.2	24.6	30.2	40.8	42.3
Loss on debt extinguishment (3)	—	—	14.9	2.6	0.2
Other expenses(4)	—	22.8	13.3	6.6	4.5

Income before income taxes	331.0	317.5	150.9	99.5	39.1
Provision for income taxes(5)	90.4	100.2	47.4	34.6	9.1

Net income(1)	$240.6	$217.3	$103.5	$64.9	$30.0

Earnings per common share
Basic	$5.27	$4.46	$2.20	$1.55	$0.67
Diluted	$4.99	$4.14	$2.10	$1.47	$0.65
Weighted average common shares outstanding
Basic	45,699,537	48,724,343	47,085,524	41,838,034	44,631,459
Diluted	48,250,329	52,463,694	49,238,436	44,109,153	46,349,082

Other Financial Data:
Capital expenditures	$16.1	$18.4	$14.2	$12.1	$8.4
Net cash provided by operating activities	262.3	207.1	295.1	21.9	35.8
Net cash used by investing activities (1)	(48.0)	(555.9)	(291.0)	(46.3)	(9.2)
Net cash (used) provided by financing activities	(212.6)	400.1	(17.0)	30.7	(22.3)
Ratio of earnings to fixed charges (6),(7)	5.2x	9.5x	4.7x	2.9x	1.7X

Balance Sheet Data:
Total assets	$2,859.9	$2,824.0	$1,651.2	$1,356.9	$1,161.2
Total debt (including current portion and short-term debt)	1,316.3	1,140.3	403.6	417.6	422.2
Long-term obligations(8)	—	—	4.3	2.0	53.0
Stockholders’ equity	608.5	763.2	491.5	353.6	167.7

(1)	Reflects the impact of acquisitions completed in 2007, 2006 and 2005. See Note 4 to the consolidated financial statements.

(2)	Excludes depreciation and amortization.

(3)	Represents charges relating to the write-off of unamortized debt issuance and other costs associated with the early extinguishment of debt.

(4)	Represents costs relating to the sale of accounts receivable pursuant to our Receivables Facility. Prior to the amendment and restatement of the Receivables Facility, interest expense and other costs related to the facility were recorded as other expense in the consolidated statement of income. See Note 7 to the consolidated financial statements.

(5)	Benefits of $8.5 million from the reversal of valuation allowances against deferred tax assets and $2.6 million from the resolution of prior year tax contingencies in 2007 and 2003, respectively, resulted in unusually low provisions for income taxes.

(6)	For purposes of calculating the ratio of earnings to fixed charges, “earnings” represents income before income taxes plus fixed charges. “Fixed charges” consist of interest expense, amortization of deferred financing costs and the component of rental expense that management believes is representative of the interest component of rental expense.

(7)	Interest expense related to the Receivables Facility is included in the 2007calculation of earnings to fixed charges due to the amendment and restatement of the facility in December 2006 (see Note 7 to the consolidated financial statements).

(8)	Includes amounts due under earnout agreements for past acquisitions.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto included in Item 8 of this Annual Report on Form 10-K.
Company Overview
     In 2007, we achieved organic growth, completed several acquisitions, executed new initiatives to reduce cost, and increased financing availability under our Receivables Facility. Our financial results reflect sales growth in our served markets, along with positive impact from our recent acquisitions and productivity initiatives. Sales increased 12.8% over the prior year, and our cost of goods sold as a percentage of net sales was 79.6% in 2007 and 2006. During 2007, sales from our operations acquired in the fourth quarter of 2006 and the latter half 2007 were $599.0 million and accounted for the majority of the sales increase. Favorable exchange rates also contributed to the higher revenues. Operating income increased 8.0% to $394.2 million primarily from our recent acquisitions and cost containment initiatives. The combination of all these factors led to net income of $240.6 million, an increase of 10.7% over the prior year. Diluted earnings per share increased 20.5% in 2007 to $4.99, compared with $4.14 in 2006.
     Our end markets consist of industrial, construction, utility and commercial, institutional and governmental customers. Our sales to these markets can be categorized as stock, direct ship and special order. Stock orders are filled directly from existing inventory and represent approximately 49% of total sales. Approximately 41% of our total sales are direct ship sales. Direct ship sales are typically custom-built products, large orders or products that are too bulky to be easily handled and, as a result, are shipped directly to the customer from the supplier. Special orders are for products that are not ordinarily stocked in inventory and are ordered based on a customer’s specific request. Special orders represent the remainder of total sales.
     We have historically financed our working capital requirements, capital expenditures, acquisitions, share repurchases and new branch openings through internally generated cash flow, borrowings under our credit facilities and funding through our Receivables Facility.
Cash Flow
     We generated $262.3 million in operating cash flow during 2007. Included in this amount was net income of $240.6 million. Investing activities in 2007 included $32.4 million of acquisition related payments and $16.1 million of capital expenditures. Financing activities during 2007 consisted of borrowings and repayments of $891.4 million and $801.1 million, respectively, related to our revolving credit facility, $440.8 million related to stock repurchases and net borrowings of $89.5 million related to our Receivables Facility, whereby we sell, on a continuous basis, an undivided interest in all domestic accounts receivable to WESCO Receivables Corp., a wholly owned, special purpose entity (“SPE”).
Financing Availability
     As of December 31, 2007, we had approximately $146.2 million in total available borrowing capacity under our revolving credit facility and had drawn $480.0 million under our Receivables Facility.
Outlook
     We believe that acquisitions and improvements in operations and our capital structure made in 2006 and 2007 have positioned us well for 2008. We continue to see macroeconomic data and input from internal sales management, customers and suppliers that suggest activity levels in our major end markets will be somewhat softer than that experienced in 2007. We believe that there are opportunities in the industrial and commercial construction end markets, and that we are well positioned to participate in these large fragmented markets. Our strong market position, combined with our continued focus on margin, productivity improvement, and selling and marketing initiatives, should provide us with a competitive advantage and enable us to perform well throughout 2008.
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

      Revenue Recognition
     Revenues are recognized for product sales when title, ownership and risk of loss pass to the customer, or for services when the service is rendered. In the case of stock sales and special orders, a sale occurs at the time of shipment from our distribution point, as the terms of our sales are FOB shipping point. In cases where we process customer orders but ship directly from our suppliers, revenue is recognized once product is shipped and title has passed. For some of our customers, we provide services such as inventory management or other specific support. Revenues are recognized upon evidence of fulfillment of the agreed upon services. In all cases, revenue is recognized once the sales price to our customer is fixed or is determinable and we have reasonable assurance as to the collectibility in accordance with Staff Accounting Bulletin No.104.
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
      Supplier Volume Rebates
     We receive rebates from certain suppliers based on contractual arrangements with them. Since there is a lag between actual purchases and the rebates received from the suppliers, we must estimate and accrue the approximate amount of rebates available at a specific date. We record the amounts as other accounts receivable on the balance sheet. The corresponding rebate income is recorded as a reduction of cost of goods sold. The appropriate level of such income is derived from the level of actual purchases made by us from suppliers, in accordance with the provisions of Emerging Issues Task Force (“EITF”) Issue No. 02-16 , Accounting by a Reseller for Cash Consideration Received from a Vendor .
      Goodwill and Indefinite Life Intangible Assets
     We test goodwill and indefinite life intangible assets for impairment annually or more frequently when events or circumstances occur indicating that their carrying value may not be recoverable. The evaluation of impairment involves comparing the current fair value of goodwill to the recorded value. We estimate fair value using discounted cash flow analyses, which involves considerable management judgment. Assumptions used for these estimated cash flows are based on a combination of historical results and current internal forecasts. Two primary assumptions were an average long-term revenue growth ranging from 1.5% to 12% depending on the end market served and a discount rate of 7.8%. We cannot predict certain events that could adversely affect the reported value of goodwill and indefinite life intangible assets, which totaled $970.6 million and $977.4 million at December 31, 2007 and 2006, respectively.
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
     During the first quarter of 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes. The adoption of FIN 48 resulted in an increase of approximately $4.8 million in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. We frequently review tax issues and positions taken on tax returns to determine the need and amount of contingency reserves necessary to cover any probable audit adjustments.

      Stock-Based Compensation
     Our stock-based employee compensation plans are comprised of fixed stock options and stock-settled stock appreciation rights. Beginning January 1, 2006, we adopted SFAS No. 123 (revised 2004) (“SFAS 123R”), Share-Based Payment, using the modified prospective method. Stock options awarded prior to 2006 were accounted for using the measurement provisions of SFAS No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation.
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
     We recognized $14.4 million, $11.7 million, and $8.6 million of non-cash stock-based compensation expense, which is included in selling, general and administrative expenses, in 2007, 2006 and 2005, respectively.
     As of December 31, 2007, there was $19.6 million of total unrecognized compensation expense related to non-vested stock-based compensation arrangements for all awards previously made of which approximately $10.9 million is expected to be recognized in 2008, $6.5 million in 2009 and $2.2 million in 2010.
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
     We account for the Receivables Facility in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). Prior to December 2006, we accounted for transfers of receivables pursuant to the facility as a “sale” and removed them from our balance sheet. Expenses associated with the facility were reported as other expense in the statement of income. In December 2006, the Receivables Facility was amended and restated such that we effectively maintain control of receivables transferred pursuant to the facility; therefore the transfers no longer qualify for “sale” treatment under SFAS No. 140. As a result, the transferred receivables remain on our balance sheet as trade receivables, and we recognize the related secured borrowing. Beginning in 2007, expenses associated with the Receivables Facility were classified as interest expense in the statement of income.

Results of Operations
     The following table sets forth the percentage relationship to net sales of certain items in our consolidated statements of income for the periods presented.

	Year Ended December 31
	2007	2006	2005

Net sales	100.0%	100.0%	100.0%
Cost of goods sold	79.6	79.6	81.0
Selling, general and administrative expenses	13.2	13.0	13.9
Depreciation and amortization	0.6	0.5	0.4

Income from operations	6.6	6.9	4.7
Interest expense	1.1	0.5	0.7
Loss on debt extinguishment	0.0	0.0	0.3
Other expenses	0.0	0.4	0.3

Income before income taxes	5.5	6.0	3.4
Provision for income taxes	1.5	1.9	1.1

Net income	4.0%	4.1%	2.3%

2007 Compared to 2006
     Net Sales. Sales in 2007 increased 12.8% to $6,003.5 million, compared with $5,320.6 million in 2006, primarily as a result of acquisitions and sales productivity initiatives. Sales from our recent acquisitions were $599.1 million and accounted for the majority of the sales increase. Sales in 2007 also benefited from favorable foreign currency exchange rates.
     Cost of Goods Sold. Cost of goods sold increased 12.9% in 2007 to $4,781.3 million, compared with $4,234.1 million in 2006 and cost of goods sold as a percentage of net sales was 79.6% in 2007 and 2006. The cost of goods sold was positively impacted by lower cost of goods sold as a percentage of net sales from the acquisition completed in the fourth quarter of 2006, offset by an unfavorable sales mix and the absence of $18.4 million of commodity based pricing inventory benefits realized in last year’s comparable period.
     Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses include costs associated with personnel, shipping and handling, travel, advertising, facilities, utilities and bad debts. SG&A expenses increased by $98.3 million, or 14.2%, to $791.1 million in 2007. As a percentage of net sales, SG&A expenses increased to 13.2% of sales, compared with 13.0% in 2006, reflecting the impact of the recent acquisitions and a legal settlement in the first quarter of 2007, partially offset by foreign currency transaction gains. SG&A payroll expenses for 2007 of $553.4 million increased by $59.6 million compared to 2006, which in the aggregate was less than the $60.0 million increase that resulted from the recent acquisitions. Contributing to the remaining change in payroll expenses was the decrease in temporary labor costs of $4.0, the decrease in healthcare and benefit costs of $3.0 million driven by the decrease in discretionary benefit costs, and the decrease in other SG&A related payroll expenses of $0.5 million. These decreases were offset by an increase in salaries and variable commission costs of $4.4 million and an increase in stock-based compensation costs of $2.7 million. Bad debt expense decreased to $2.2 million in 2007, compared with $3.8 million for 2006, reflecting increased scrutiny relative to credit advances and the account receivable collection process. Shipping and handling expenses included in SG&A expenses was $62.0 million in 2007, compared with $48.9 million in 2006. The $13.1 million increase in shipping and handling expenses was due to the recent acquisitions and the continued increase in transportation and fuel costs.
     Depreciation and Amortization. Depreciation and amortization increased $8.1 million to $36.8 million in 2007, compared with $28.7 million in 2006. The increase in depreciation and amortization related to acquisitions completed in 2006 and 2007 was $5.7 million. Depreciation from operations excluding acquisitions, increased by $2.4 million compared to 2006 primarily as a result of increased capital expenditures.
     Income from Operations. Income from operations increased by $29.2 million, or 8.0%, to $394.2 million in 2007, compared with $365.0 million in 2006. The increase in operating income was primarily attributable to higher sales, cost containment initiatives and foreign currency transaction gains.
     Interest Expense. Interest expense totaled $63.2 million in 2007, compared with $24.6 million in 2006, an increase of 157%. This increase is primarily due to the amendment and restatement of the Receivables Facility in December 2006, which required the reclassification of expenses related to the facility. Prior to December 2006, interest expense and other costs related to the Receivables Facility were recorded as other expense in the consolidated statement of income. Interest expense and other costs related to the Receivables Facility totaled $28.3 million in 2007, compared to $22.8 million in 2006. The 24.1% increase was primarily attributable to elevated borrowings under the Receivable Facility to fund our share repurchase program. Also contributing to the increase in interest expense was the increase in borrowings under the revolving credit facility to fund the share repurchase program, the issuance of the 2026 Debentures in November 2006, and the increase in interest rates.

     Loss on Debt Extinguishment. There was no debt extinguished during 2007 or 2006.
     Other Expenses. There was no “other expense” recorded in 2007, a decrease of $22.8 million from last year’s comparable period. As mentioned above, cost associated with the Receivables Facility are no longer classified as other expense.
     Income Taxes. Our effective income tax rate decreased to 27.3% in 2007, compared with 31.6% in 2006, primarily as a result of a one time benefit related to the reversal of a valuation allowance against deferred tax assets for tax net operating loss carryforwards. Also contributing to the decrease were non-recurring benefits related to export tax incentives and a change in foreign deferred income taxes.
     Net Income. Net income and diluted earnings per share on a consolidated basis totaled $240.6 million and $4.99 per share, respectively, in 2007, compared with $217.3 million and $4.14 per share, respectively, in 2006.
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
     Cost of Goods Sold. Cost of goods sold increased 18.3% in 2006 to $4,234.1 million, compared with $3,580.4 million in 2005, and cost of goods sold as a percentage of net sales was 79.6% in 2006 and 81.0% in 2005. The cost of goods sold was positively impacted by cost containment initiatives and lower cost of goods sold as a percentage of net sales from acquisitions completed in 2005 and 2006.
     Selling, General and Administrative Expenses. SG&A expenses include costs associated with personnel, shipping and handling, travel, advertising, facilities, utilities and bad debts. SG&A expenses increased by $80.1 million, or 13.1%, to $692.9 million in 2006. As a percentage of net sales, SG&A expenses decreased to 13.0% of sales, compared with 13.9% in 2005, reflecting the positive impact of cost-containment initiatives and the leverage of higher sales volume. Also contributing to this decrease is the reduction in legal costs due to a significant legal settlement which was finalized in 2005. SG&A payroll expenses for 2006 of $493.8 million increased by $83.0 million compared to 2005, of which $45.5 million resulted from the 2005 and 2006 acquisitions. Of the remaining $37.5 million increase in payroll expenses, $28.4 million resulted from increased salaries and variable commissions and incentive compensation costs resulting from increased sales, $4.7 million was from increased healthcare and benefit costs, $3.1 million was from increased stock option expense ($.1 million attributable to the implementation of SFAS 123R) and $1.3 million was from increased other SG&A related payroll expenses. Bad debt expense decreased to $3.8 million in 2006, compared with $8.6 million for 2005, reflecting increased scrutiny relative to credit advances and the account receivable collection process. Shipping and handling expense, included in SG&A expenses, was $48.9 million in 2006, compared with $44.8 million in 2005. The $4.1 million increase in 2006 shipping and handling expense included a $5.1 million increase due to acquisitions offset by $1 million related to cost containment initiatives.
     Depreciation and Amortization. Depreciation and amortization increased $10.1 million to $28.7 million in 2006, compared with $18.6 million in 2005. The increase in depreciation and amortization related to acquisitions completed in 2005 and 2006 was $9.1 million. Depreciation from operations excluding acquisitions increased by $1.0 million from 2005 amounts as a result of the increase in capital expenditures. Depreciation and amortization are expected to increase in 2007 due to the acquisition of Communications Supply Holdings, Inc.
     Income from Operations. Income from operations increased by $155.7 million, or 74.4%, to $365.0 million in 2006, compared with $209.3 million in 2005. The increase in operating income resulted from higher sales and control over SG&A expenses.
     Interest Expense. Interest expense totaled $24.6 million in 2006, compared with $30.2 million in 2005. The decrease was due primarily to redemptions of the 9.125% Senior Subordinated Notes due 2008 (the “2008 Notes”), which occurred in 2005, and to comparatively lower interest rates on the 2017 Notes and our Debentures.
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

Liquidity and Capital Resources
     Total assets were approximately $2.9 billion at December 31, 2007, compared to $2.8 billion at December 31, 2006. The increase in total assets was principally attributable to the recent acquisitions and investments in working capital. Total liabilities at December 31, 2007 compared to December 31, 2006 increased by $190.7 million to $2.3 billion. Contributing to the increase in total liabilities was the increase in short-term and long-term debt of $176.0 million related to additional borrowings under our revolving credit facility and Receivables Facility to finance our stock repurchase program; increase in accounts payable of $36.0 million as a result of increased cost of sales; increase in bank overdrafts of $31.1 million; and an increase in other noncurrent liabilities of $16.6 million primarily related to the adoption of FIN 48. The increase in total liabilities was offset by a decrease in deferred income taxes of $31.6 million as result of purchase price adjustments to our 2006 acquisition and the reversal of a valuation allowance; a decrease in accrued salaries and wages of $18.5 million as a result of reduced incentive compensation and discretionary benefit costs; and a decrease in other current liabilities of $16.7 million due to a change in taxes payable. Stockholders’ equity decreased by 20.3% to $608.5 million at December 31, 2007, compared with $763.2 million at December 31, 2006, primarily as a result of stock repurchases, which totaled $430.8 million. Also contributing to the change in stockholders’ equity was net earnings of $240.6 million offset by a charge of $4.8 million related to the adoption of FIN 48, $14.4 million related to stock-based compensation expense, $14.3 million related to exercises of stock options, and $11.3 million from foreign currency translation adjustments.
     The following table sets forth our outstanding indebtedness:

	As of December 31,
	2007	2006

	(In thousands)
Revolving credit facility	$187,300	$97,000
Mortgage financing facility	43,638	44,925
Acquisition related notes:
Fastec	—	3,329
Other	552	666
Capital leases	4,797	3,894
7.50% Senior Subordinated Notes due 2017	150,000	150,000
2.625% Convertible Senior Debentures due 2025	150,000	150,000
1.75% Convertible Senior Debentures due 2026	300,000	300,000
Accounts Receivable Securitization Facility	480,000	390,500

	1,316,287	1,140,314
Less current portion	(2,676)	(5,927)
Less short-term debt	(502,300)	(390,500)

	$811,311	$743,887

     The required annual principal repayments for all indebtedness for the next five years and thereafter, as of December 31, 2007 is set forth in the following table:

(in thousands)
2008	$504,976
2009	3,032
2010	2,793
2011	2,460
2012	2,120
Thereafter	800,906

$1,316,287

     Our liquidity needs arise from fluctuations in our working capital requirements, capital expenditures, share repurchases, acquisitions and debt service obligations.
     In 2008, we anticipate capital expenditures to increase by approximately $5.9 million from 2007 capital expenditures of approximately $16.1 million, with the increase in spending expected to occur in our information technology area and on facility improvements. Also, we intend to incur costs related to our stock repurchase program (see note 9 to the consolidated financial statements).

9.125% Senior Subordinated Notes due 2008
     In June 1998 and August 2001, WESCO Distribution, Inc. completed offerings of $300 million and $100 million, respectively, in aggregate principal amount of 2008 Notes. The 2008 Notes were issued at an average issue price of 98% of par, and net proceeds received from the sales of the 2008 Notes were approximately $376 million in the aggregate. During 2003 and 2004, we repurchased $21.1 million and $55.3 million, respectively, in aggregate principal amount of 2008 Notes and recorded a net loss of $2.6 million in 2004 and a net gain of $0.6 million in 2003. We redeemed all of the remaining principal amount of the 2008 Notes during 2005, incurring a charge of $14.9 million. The charge included the payment of a redemption price at 101.521% of par and the write-off of unamortized original issue discount and debt issue costs.
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
     On February 22, 2007, we amended the Receivables Facility. The amendment increased the purchase commitment under the Receivables Facility from $400 million to $500 million, included Communications Supply Corporation and its subsidiaries as originators under the Receivables Facility and extended the term of the Receivables Facility to May 9, 2010.
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
     As of December 31, 2007 and 2006, accounts receivable eligible for securitization totaled approximately $604.0 million and $531.3 million, respectively. The consolidated balance sheets as of December 31, 2007 and 2006 reflect $480.0 million and $390.5 million, respectively, of account receivable balances legally sold to third parties, as well as the related borrowings for equal amounts.
     Effective with the amendment in December 2006, we regained control of previously transferred accounts receivable balances. EITF 02-09, Accounting for Changes that Result in a Transferor Regaining Control of Financial Assets Sold, requires that re-recognized assets be recorded at fair value. Accordingly, we reflected re-recognized trade receivables with an estimated fair value of $390.5 million in the balance sheet at December 31, 2006, along with the retained subordinated undivided interest of $137.9 million. As a result of this change in accounting treatment, we recognized a pre-tax gain of $2.4 million during the three months ended March 31, 2007.
     Interest expense and other costs associated with the Receivables Facility totaled $28.3 million, $22.8 million and $13.3 million in 2007, 2006 and 2005, respectively. Prior to the amendment and restatement, interest expense and other costs related to the Receivables Facility were recorded as other expense in the consolidated statement of income. At December 31, 2007, the interest rate on borrowings under this facility was approximately 5.7%.
Mortgage Financing Facility
     In 2003, we finalized a mortgage financing facility of $51.0 million, $43.6 million of which was outstanding as of December 31, 2007. Total borrowings under the mortgage financing facility are subject to a 22-year amortization schedule, with a balloon payment due at the end of the 10-year term. The interest rate on borrowings under this facility is fixed at 6.5%.
Revolving Credit Facility
     At December 31, 2007, the aggregate borrowing capacity under our revolving credit facility was $375 million. The revolving credit facility consists of two separate sub-facilities: (i) a U.S. sub-facility and (ii) a Canadian sub-facility and is collateralized by the inventory of WESCO Distribution and the inventory and accounts receivable of WESCO Distribution Canada, L.P. WESCO Distribution’s obligations under the revolving credit facility have been guaranteed by WESCO International and by certain of WESCO Distribution’s subsidiaries.
     On December 14, 2007, we amended the facility. The amendment increased the borrowing limit under the Canadian sub-facility from $65 million to $75 million, increased the letter of credit sub-facility from $50 million to $55 million, allowed for the disposition of our LADD operations, a part of Carlton Bates Company, which was acquired in September 2005, and extended the maturity date of the Revolving Credit Facility to November 1, 2013.
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

     The above permitted transactions would also be allowed if such excess availability is between $25 million and $50 million and our fixed charge coverage ratio, as defined by the revolving credit agreement, is at least 1.25 to 1.0 after taking into consideration the permitted transaction. Additionally, if excess availability under the Revolving Credit Facility is less than $60 million, then we must maintain a fixed charge coverage ratio of 1.1 to 1.0. At December 31, 2007, the interest rate was 6.2%. We were in compliance with all covenants as of December 31, 2007.
     During 2007, we borrowed $891.4 million in the aggregate under the revolving credit facility and made repayments in the aggregate amount of $801.1 million. During 2006, aggregate borrowings and repayments were $507.6 million and $439.6 million, respectively. At December 31, 2007, we had an outstanding balance under the facility of $187.3 million. We had approximately $146.2 million available under the facility at December 31, 2007, after giving effect to an outstanding letter of credit, as compared to approximately $326.9 million at December 31, 2006.
7.50% Senior Subordinated Notes due 2017
     At December 31, 2007, $150 million in aggregate principal amount of the 2017 Notes were outstanding. The 2017 Notes were issued by WESCO Distribution under an indenture dated as of September 27, 2005, with The Bank of New York, as successor to J.P. Morgan Trust Company, National Association, as trustee, and are unconditionally guaranteed on an unsecured senior basis by WESCO International, Inc. The 2017 Notes accrue interest at the rate of 7.50% per annum and are payable in cash semi-annually in arrears on each April 15 and October 15.
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
2.625% Convertible Senior Debentures due 2025
     At December 31, 2007, $150 million in aggregate principal amount of the 2025 Debentures were outstanding. The 2025 Debentures were issued by WESCO International, Inc. under an indenture dated as of September 27, 2005, with The Bank of New York, as successor to J.P. Morgan Trust Company, National Association, as Trustee, and are unconditionally guaranteed on an unsecured senior subordinated basis by WESCO Distribution. The 2025 Debentures accrue interest at the rate of 2.625% per annum and are payable in cash semi-annually in arrears on each April 15 and October 15. Beginning with the six-month interest period commencing October 15, 2010, we also will pay contingent interest in cash during any six-month interest period in which the trading price of the 2025 Debentures for each of the five trading days ending on the second trading day immediately preceding the first day of the applicable six-month interest period equals or exceeds 120% of the principal amount of the 2025 Debentures. During any interest period when contingent interest shall be payable, the contingent interest payable per $1,000 principal amount of 2025 Debentures will equal 0.25% of the average trading price of $1,000 principal amount of the 2025 Debentures during the five trading days immediately preceding the first day of the applicable six-month interest period. As defined in SFAS No. 133, Accounting for Derivative Instruments and Hedge Activities, the contingent interest feature of the 2025 Debentures is an embedded derivate that is not considered clearly and closely related to the host contract. The contingent interest component had no significant value at December 31, 2007 or December 31, 2006.
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

1.75% Convertible Senior Debentures due 2026
     At December 31, 2007, $300 million in aggregate principal amount of the 2026 Debentures were outstanding. The 2026 Debentures were issued by WESCO International under an indenture dated as of November 2, 2006, with The Bank of New York, as Trustee, and are unconditionally guaranteed on an unsecured senior subordinated basis by WESCO Distribution. The 2026 Debentures accrue interest at the rate of 1.75% per annum and are payable in cash semi-annually in arrears on each May 15 and November 15, commencing May 15, 2007. Beginning with the six-month interest period commencing November 15, 2011, we also will pay contingent interest in cash during any six-month interest period in which the trading price of the 2026 Debentures for each of the five trading days ending on the second trading day immediately preceding the first day of the applicable six-month interest period equals or exceeds 120% of the principal amount of the 2026 Debentures. During any interest period when contingent interest shall be payable, the contingent interest payable per $1,000 principal amount of 2026 Debentures will equal 0.25% of the average trading price of $1,000 principal amount of the 2026 Debentures during the five trading days immediately preceding the first day of the applicable six-month interest period. As defined in SFAS No. 133, Accounting for Derivative Instruments and Hedge Activities, the contingent interest feature of the 2026 Debentures is an embedded derivate that is not considered clearly and closely related to the host contract. The contingent interest component had no significant value at December 31, 2007 or December 31, 2006.
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
Covenant Compliance
     We were in compliance with all relevant covenants contained in our debt agreements as of December 31, 2007.
Cash Flow
     An analysis of cash flows for 2007 and 2006 follows:
     Operating Activities. Cash provided by operating activities for 2007 totaled $262.3 million, compared with $207.1 million of cash generated in 2006, primarily as a result of net income of $240.6 million, adjusted for, among other items, depreciation and amortization of $36.8 million, of which $5.7 million is related to the 2006 and 2007 acquisitions, and stock-based compensation of $14.4 million. Additional items generating cash flow in 2007 were accounts payable of $19.4 million resulting from increased sales volume and deferred income taxes of $11.1 million resulting primarily from tax benefits received for the goodwill and Debentures. Primary uses of cash in 2007 were $33.6 million for investment in inventories, $19.7 million for accrued payroll and benefit costs and $18.4 million for excess tax benefits from stock-based compensation expense. In 2006, primary sources of cash were net income of $217.3 million; prepaid and other current assets of $30.0 million, resulting from increased stock option activity; accrued payroll and benefit costs of $18.7 million, reflecting the impact of the 2006 and 2005 acquisitions; and deferred income taxes of $18.5 million resulting primarily from tax benefits received for the goodwill and Debentures. Cash used by operating activities in 2006 included: $27.9 million in accounts payable; $27.7 million for investments in inventories; $11.8 million for receivables; and $6.5 million from our Receivables Facility, which was accounted as an off-balance arrangement prior to December 2006.
     Investing Activities. Net cash used by investing activities was $48.0 million in 2007, compared to $555.9 million in 2006. Included in these amounts for 2007 and 2006 were acquisition related expenditures of $32.4 million and $540.4 million, respectively. The capital expenditures were $16.1 million in 2007 and $18.4 million in 2006 and were primarily for computer equipment and software, and branch and distribution center facility improvements.
     Financing Activities. Net cash used by financing activities in 2007 was $212.6 million, compared with $400.1 million of net cash provided in 2006. During 2007, borrowings and repayments of long-term debt of $891.4 million and $801.1 million, respectively, were related to our revolving credit facility. Borrowings and repayments of $134.5 million and $45.0 million respectively, were related to our Receivables Facility, and repayments of $1.3 million were related to our mortgage financing facility. As previously mentioned, the Receivables Facility was amended and restated in December 2006 such that transactions under the facility no longer qualify for off-balance sheet treatment and as a result are accounted for as secured borrowings. In addition, during 2007 we purchased approximately 7.1 million shares of our common stock for $430.6 million under our previously announced share repurchase program. We also received $6.0 million from employees for the exercise of stock-based compensation arrangements. Cash provided by financing activities in 2006 included $300 million from the issuance of the 2026 Debentures and $507.6 million from borrowings under our revolving credit facility. We also received $6.9 million from employees for the exercise of stock-based compensation arrangements. Uses of cash included payments of $439.6 million to reduce our revolving credit facility; payment of $20.0 million related to an acquisition note payable; and payments of $1.3 million related to our mortgage financing facility. We also paid $9.5 million for debt issuance costs of which $8.0 million was related to our 2026 Debentures.

Contractual Cash Obligations and Other Commercial Commitments
     The following summarizes our contractual obligations, including interest, at December 31, 2007 and the effect such obligations are expected to have on liquidity and cash flow in future periods.

		2009 to	2011 to	2013 —
	2008	2010	2012	After	Total

	(In millions)

Contractual cash obligations (including interest):
Revolving Credit Facility(1)	$33.9	$23.1	$23.1	$176.5	$256.6
Mortgage financing facility	4.2	8.4	8.4	36.4	57.4

7.50% Senior Subordinated Notes due 2017	11.3	22.5	22.5	206.2	262.5
2.625% Convertible Senior Debentures due 2025	3.9	7.9	7.9	201.2	220.9
1.75% Convertible Senior Debentures due 2026	5.3	10.5	10.5	373.5	399.8
Accounts Receivable Securitization Facility(2)	507.4	—	—	—	507.4
Non-cancelable operating and capital leases	38.2	54.4	24.9	11.4	128.9

Other acquisition notes	0.1	0.3	0.2	0.1	0.7
Acquisition agreements	2.1	0.4	0.1	0.3	2.9
Carlton-Bates restructure charges	0.8	—	—	—	0.8
Communication Supply restructure charges	0.4	0.1	—	—	0.5

Total contractual cash obligations	$607.6	$127.6	$97.6	$1,005.6	$1,838.4

(1)	Includes interest due under the facility for each of the respective years. Interest was calculated using the rate at December 31, 2007.

(2)	Includes interest due under the facility for 2008. Interest was calculated using the rate at December 31, 2007.
     Purchase orders for inventory requirements and service contracts are not included in the table above. Generally, our purchase orders and contracts contain clauses allowing for cancellation. We do not have significant agreements to purchase material or goods that would specify minimum order quantities. Also, we do not consider obligations to taxing authorities to be contractual obligations requiring disclosure due to the uncertainty surrounding the ultimate settlement and timing of these obligations. As such, we have not included $10.0 million of such liability in the table above.
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
Impact of Recently Issued Accounting Standards
     In September 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-2, Effective Date of SFAS No. 157. The FSP amends SFAS 157, to delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually) to fiscal years beginning after November 15, 2008. We are currently evaluating the effect that the implementation of SFAS 157 will have on our financial position, results of operations and cash flows.

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
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”) which establishes additional principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date fair value. SFAS 141R is designed to improve the relevance, representational faithfulness and comparability of the financial information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R applies prospectively to business combinations for which the acquisition date is in or after the beginning of the first annual reporting period beginning after December 15, 2008. We are currently evaluating the effect that the implementation of SFAS 141R will have on our financial position, results of operations and cash flows.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements an Amendment of ARB No. 51 (“SFAS 160”). This statement amends Accounting Research Bulletin No. 51, Consolidated Financial Statements (“ARB 51”) to establish accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the effect that the implementation of SFAS 160 will have on our financial position, results of operations and cash flows.
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
Interest Rate Risk
          Fixed Rate Borrowings: Approximately 50% of our debt portfolio is comprised of fixed rate debt. At various times, we have refinanced our debt to mitigate the impact of interest rate fluctuations. In 2005, we reduced our borrowing rate on a major portion of our fixed-rate debt, redeeming $323.5 million in aggregate principal amount of our 2008 Notes at 9.125%, and issuing $150 million aggregate principal amount of our 2017 Notes at 7.5% and $150 million aggregate principal amount of our 2025 Debentures at 2.625%. In 2006, we issued additional lower-cost debt, which included $300 million aggregate principal amount of 2026 Debentures at 1.75%. As these borrowings were issued at fixed rates, interest expense would not be impacted by interest rate fluctuations, although market value would be. The aggregate fair value of these debt instruments was $563.8 million at December 31, 2007. Interest expense on our other fixed rate debt also would not be impacted by changes in market interest rates, and for this debt, fair value approximated carrying value (see note 7 to the consolidated financial statements).
     Floating Rate Borrowings: Our variable rate borrowings at December 31, 2007 of $667.3 million include $480.0 million from the Receivables Facility and $187.3 million from the revolving credit facility. We borrow under our revolving credit facility for general corporate purposes, including working capital requirements and capital expenditures. During 2007, our average daily borrowing under the facility was $145.3 million. Borrowings under our facility bear interest at the applicable LIBOR or base rate and therefore we are subject to fluctuations in interest rates. Additionally, we borrow under our Receivables Facility, which bears interest at the 30 day commercial paper rate plus applicable margin. A 100 basis point increase or decrease in interest rates would not have a significant impact on future earnings under our current capital structure.

Item 8. Financial Statements and Supplementary Data.
     The information required by this item is set forth in our Consolidated Financial Statements contained in this Annual Report on Form 10-K. Specific financial statements can be found at the pages listed below:
WESCO International, Inc.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of WESCO International, Inc.
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of WESCO International, Inc. and its subsidiaries (the “Company”) at December 31, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9a. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for stock-based compensation as of January 1, 2006.
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
Pittsburgh, Pennsylvania
February 29, 2008

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31
	2007	2006

	(Dollars in thousands,
	except share data)
Assets
Current Assets:
Cash and cash equivalents	$72,297	$73,395
Trade accounts receivable, net of allowance for doubtful accounts of $17,418 and $12,641 in 2007 and 2006, respectively (Note 7)	844,514	829,962
Other accounts receivable	44,783	43,011
Inventories, net	666,027	613,569
Current deferred income taxes (Note 10)	4,026	14,991
Income taxes receivable	38,793	34,016
Prepaid expenses and other current assets	10,059	9,068

Total current assets	1,680,499	1,618,012
Property, buildings and equipment, net (Note 6)	104,119	107,016
Intangible assets, net (Note 3)	133,791	147,550
Goodwill (Note 3)	924,358	931,229
Other assets	17,120	20,176

Total assets	$2,859,887	$2,823,983

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$626,293	$590,304
Accrued payroll and benefit costs (Note 13)	51,415	69,945
Short-term debt (Note 7)	502,300	390,500
Current portion of long-term debt (Note 7)	2,676	5,927
Deferred acquisition payable (Note 4)	1,285	3,453
Bank overdrafts	58,948	27,833
Other current liabilities	49,008	65,710

Total current liabilities	1,291,925	1,153,672
Long-term debt (Note 7)	811,311	743,887
Deferred income taxes (Note 10)	118,084	149,677
Other noncurrent liabilities	30,091	13,520

Total liabilities	$2,251,411	$2,060,756

Commitments and contingencies (Note 15)

Stockholders’ Equity (Note 8 and 9):
Preferred stock, $.01 par value; 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 210,000,000 shares authorized, 54,663,418 and 53,789,918 shares issued and 43,144,032 and 49,545,506 shares outstanding in 2007 and 2006, respectively	546	538
Class B nonvoting convertible common stock, $.01 par value; 20,000,000 shares authorized, 4,339,431 shares issued in 2007 and 2006; no shares outstanding in 2007 and 2006	43	43
Additional capital	808,739	769,948
Retained earnings	284,794	48,988
Treasury stock, at cost; 15,858,817 and 8,583,843 shares in 2007 and 2006, respectively	(511,478)	(70,820)
Accumulated other comprehensive income	25,832	14,530

Total stockholders’ equity	608,476	763,227

Total liabilities and stockholders’ equity	$2,859,887	$2,823,983

The accompanying notes are an integral part of the consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31
	2007	2006	2005
	(In thousands, except share data)
Net sales	$6,003,452	$5,320,603	$4,421,103

Cost of goods sold (excluding depreciation and amortization below)	4,781,336	4,234,079	3,580,398
Selling, general and administrative expenses	791,133	692,881	612,780
Depreciation and amortization	36,759	28,660	18,639

Income from operations	394,224	364,983	209,286

Interest expense, net	63,196	24,622	30,183
Loss on debt extinguishment, net (Note 7)	—	—	14,914
Other expenses (Note 7)	—	22,795	13,305

Income before income taxes	331,028	317,566	150,884

Provision for income taxes (Note 10)	90,397	100,246	47,358

Net income	$240,631	$217,320	$103,526

Earnings per share (Note 12)
Basic	$5.27	$4.46	$2.20

Diluted	$4.99	$4.14	$2.10

The accompanying notes are an integral part of the consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

										Accumulated
				Class B			Retained			Other
(Dollars in thousands, except	Comprehensive	Common Stock		Common Stock		Additional	Earnings	Treasury Stock		Comprehensive
per share data)	Income	Amount	Shares	Amount	Shares	Capital	(Deficit)	Amount	Shares	Income (Loss)
Balance, December 31, 2004		$505	50,483,970	$43	4,339,431	$676,465	$(271,858)	$(61,449)	(8,407,790)	$9,847

Exercise of stock options, including tax benefit of $13,815		13	1,306,755			22,347		(372)	(10,817)
Stock-based compensation expense						8,595
Net income	$103,526						103,526
Translation adjustment	3,788									3,788

Comprehensive income	$107,314

Balance, December 31, 2005		518	51,790,725	43	4,339,431	707,407	(168,332)	(61,821)	(8,418,607)	13,635

Exercise of stock options, including tax benefit of $34,966		20	1,999,193			50,807		(8,999)	(165,236)
Stock-based compensation expense						11,734
Net income	$217,320						217,320
Translation adjustment	895									895

Comprehensive income	$318,215

Balance, December 31, 2006		538	53,789,918	43	4,339,431	769,948	48,988	(70,820)	(8,583,843)	14,530

Exercise of stock options, including tax benefit of $18,360		8	873,500			24,395		(10,077)	(150,841)
Stock-based compensation expense						14,403
Issuance of treasury stock						(7)		187	22,656
Adoption of FIN 48, net of tax							(4,825)
Share repurchase program								(430,768)	(7,146,789)
Net income	$240,631						240,631
Translation adjustment	11,302									11,302

Comprehensive income	$251,933

Balance, December 31, 2007		$546	54,663,418	$43	4,339,431	$808,739	$284,794	$(511,478)	(15,858,817)	$25,832

The accompanying notes are an integral part of the consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2007	2006	2005
	(In thousands)
Operating Activities:
Net income	$240,631	$217,320	$103,526
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on debt extinguishment, (net of premium in 2005 of $6,803)	—	—	1,446
Depreciation and amortization	36,759	28,660	18,639
Accretion and amortization of original issue discounts and purchase discounts, respectively	—	—	1,218
Amortization of gain on interest rate swap	—	—	(3,118)
Stock option expense	14,403	11,734	8,595
Amortization of debt issuance costs	4,192	2,520	1,263
Gain on sale of property, buildings and equipment	(371)	(2,607)	(36)
Excess tax benefit from stock-based compensation	(18,360)	(34,966)	—
Interest related to uncertain tax positions	1,097	—	—
Deferred income taxes	11,147	18,523	3,560
Changes in assets and liabilities:
Change in receivables facility	—	(6,500)	189,000
Trade and other account receivables, net	4,462	(11,832)	(83,660)
Inventories, net	(33,632)	(27,673)	(60,220)
Prepaid expenses and other current assets	(2,618)	30,030	12,386
Accounts payable	19,436	(27,873)	95,657
Accrued payroll and benefit costs	(19,716)	18,725	6,700
Other current and noncurrent liabilities	4,848	(8,978)	141

Net cash provided by operating activities	262,278	207,083	295,097
Investing Activities:
Capital expenditures	(16,118)	(18,359)	(14,154)
Acquisition payments, net of cash acquired	(32,398)	(540,447)	(278,829)
Proceeds from sale of assets	487	4,624	—
Other investing activities	—	(1,745)	2,014

Net cash used by investing activities	(48,029)	(555,927)	(290,969)
Financing Activities:
Proceeds from issuance of long-term debt	1,025,900	807,604	643,000
Repayments of long-term debt	(850,717)	(462,918)	(662,641)
Debt issuance costs	(754)	(9,464)	(9,043)
Proceeds from exercise of options	6,043	6,862	8,173
Excess tax benefit from stock-based compensation	18,360	34,966	—
Repurchase of common stock	(440,845)	—	—
Increase in bank overdrafts	31,116	24,138	3,695
Payments on capital lease obligations	(1,709)	(1,073)	(215)

Net cash (used) provided by financing activities	(212,606)	400,115	(17,031)

Effect of exchange rate changes on cash and cash equivalents	(2,741)	(1)	505
Net change in cash and cash equivalents	(1,098)	51,270	(12,398)
Cash and cash equivalents at the beginning of period	73,395	22,125	34,523
Cash and cash equivalents at the end of period	$72,297	$73,395	$22,125

Supplemental disclosures:
Cash paid for interest	$62,426	$44,952	$29,606
Cash paid for taxes	52,501	55,139	28,917
Non-cash investing and financing activities:
Property, plant and equipment acquired through capital leases	2,599	2,144	2,000
Deferred acquisition payable related to acquisitions	—	1,107	5,000
Note issued in connection with acquisition	—	—	3,329
Issuance of treasury stock	187	—	—
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
     Revenue Recognition
     Revenues are recognized for product sales when title, ownership and risk of loss pass to the customer, or for services when the service is rendered. In the case of stock sales and special orders, a sale occurs at the time of shipment from our distribution point, as the terms of WESCO’s sales are FOB shipping point. In cases where we process customer orders but ship directly from our suppliers, revenue is recognized once product is shipped and title has passed. For some of our customers, we provide services such as inventory management or other specific support. Revenues are recognized upon evidence of fulfillment of the agreed upon services. In all cases, revenue is recognized once the sales price to our customer is fixed or is determinable and WESCO has reasonable assurance as to the collectibility in accordance with Staff Accounting Bulletin No.104.
     Supplier Volume Rebates
     WESCO receives rebates from certain suppliers based on contractual arrangements with such suppliers. An asset, included within other accounts receivable on the balance sheet, represents the estimated amounts due to WESCO under the rebate provisions of such contracts. The corresponding rebate income is recorded as a reduction of cost of goods sold. The appropriate level of such income is derived from the level of actual purchases made by WESCO from suppliers, in accordance with the provisions of Emerging Issues Task Force (“EITF”) Issue No. 02-16 , Accounting by a Reseller for Cash Consideration Received from a Vendor . Receivables under the supplier rebate program were $40.0 million at December 31, 2007 and $35.9 million at December 31, 2006. The total amount recorded as a reduction to cost of goods sold was $59.2 million, $54.1 million and $47.2 million for 2007, 2006 and 2005, respectively.
     Shipping and Handling Costs and Fees
     WESCO records the majority of costs and fees associated with transporting its products to customers as a component of selling, general and administrative expenses. These costs totaled $62.0 million, $48.9 million and $44.5 million in 2007, 2006 and 2005, respectively.
     Cash Equivalents
     Cash equivalents are defined as highly liquid investments with original maturities of 90 days or less when purchased.
     Asset Securitization
     WESCO accounts for its Receivables Facility in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). Prior to December 2006, WESCO accounted for transfers of receivables pursuant to the facility as a “sale” and removed them from the consolidated balance sheet. Expenses associated with the facility were reported as other expense in the statement of income. In December 2006, the Receivables Facility was amended and restated such that WESCO effectively maintains control of receivables transferred pursuant to the facility; therefore the transfers no longer qualify for “sale” treatment under SFAS No. 140. As a result, the transferred receivables remain on the balance sheet, and WESCO recognizes the related secured borrowing. Beginning in 2007, expenses associated with the Receivables Facility were reported as interest expense in the statement of income.

     Allowance for Doubtful Accounts
     WESCO maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. WESCO has a systematic procedure using estimates based on historical data and reasonable assumptions of collectibility made at the local branch level and on a consolidated corporate basis to calculate the allowance for doubtful accounts. If the financial condition of WESCO’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The allowance for doubtful accounts was $17.4 million at December 31, 2007 and $12.6 million at December 31, 2006. The total amount recorded as selling, general and administrative expense related to bad debts was $2.2 million, $3.8 million and $8.6 million for 2007, 2006 and 2005, respectively.
     Inventories
     Inventories primarily consist of merchandise purchased for resale and are stated at the lower of cost or market. Cost is determined principally under the average cost method. WESCO makes provisions for obsolete or slow-moving inventories as necessary to reflect reduction in inventory value. Reserves for excess and obsolete inventories were $20.3 million and $23.0 million at December 31, 2007 and 2006, respectively. The total expense related to excess and obsolete inventories, included in cost of goods sold, was $8.0 million, $4.8 million and $4.1 million for 2007, 2006 and 2005, respectively. WESCO absorbs into the cost of inventory the general and administrative expenses related to inventory such as purchasing, receiving and storage and at December 31, 2007 and 2006 $42.8 million and $38.7 million, respectively, of these costs were included in the ending inventory.
     Other Assets
     WESCO amortizes deferred financing fees over the term of the various debt instruments. Deferred financing fees in the amount of $0.8 million related to amended financing was incurred during the year ending December 31, 2007. As of December 31, 2007 and 2006, the amount of other assets related to unamortized deferred financing fees was $16.3 million and $19.7 million, respectively.
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
     WESCO assesses its long-lived assets for impairment by periodically reviewing operating performance by branch and respective utilization of real and tangible assets at such sites; and by comparing fair values of real properties against market values of similar properties. Upon closure of any branch, asset usefulness and remaining life are evaluated and any charges taken as appropriate. Of its $104.1 million net book value of property, plant and equipment as of December 31, 2007, $63.4 million consists of land, buildings and leasehold improvements and are geographically dispersed among WESCO’s 400 branches and seven distribution centers, mitigating the risk of impairment. Approximately $16.5 million of assets consist of computer equipment and capitalized software and are evaluated for use and serviceability relative to carrying value. The remaining fixed assets, mainly of furniture and fixtures, warehousing equipment and transportation equipment, are similarly evaluated for serviceability and use.
     Goodwill and Indefinite Life Intangible Assets
     In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and indefinite life intangible assets are tested annually for impairment or more frequently if events or circumstances occur indicating that their carrying value may not be recoverable. The evaluation of impairment involves comparing the current fair value of goodwill to the recorded value. WESCO estimates fair value using discounted cash flow analyses, which involves considerable management judgment. Assumptions used for these estimated cash flows are based on a combination of historical results and current internal forecasts. No impairment losses were identified in 2007 as a result of this review. At December 31, 2007 and 2006 goodwill and indefinite life intangible assets totaled $970.6 million and $977.4 million, respectively.
     Definite Lived Intangible Assets
     Intangible assets are amortized over 3 to 19 years. A portion of intangible assets related to customer relationships are amortized using an accelerated method whereas all other intangible assets subject to amortization use a straight-line method which reflects the pattern in which the economic benefits of the respective assets are consumed or otherwise used. Intangible assets are tested for impairment if events or circumstances occur indicating that the respective asset might be impaired.

     Insurance Programs
     WESCO uses commercial insurance for auto, workers’ compensation, casualty and health claims as a risk-reduction strategy to minimize catastrophic losses. Our strategy involves large deductibles where WESCO must pay all costs up to the deductible amount. WESCO estimates our reserve based on historical incident rates and costs. The assumptions included in developing this accrual include the period of time from incurrence of a claim until the claim is paid by the insurance provider. Presently, this period is estimated to be eight weeks. The total liability related to the insurance programs was $10.0 million at December 31, 2007 and $9.5 million at December 31, 2006.
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
     During the first quarter of 2007, WESCO adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes. The adoption of FIN 48 resulted in an increase of approximately $4.8 million in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. WESCO reviews uncertain tax positions and assesses the need and amount of contingency reserves necessary to cover any probable audit adjustments.
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
      Stock-Based Compensation
     The Company’s stock-based employee compensation plans are comprised of fixed stock options and stock-settled stock appreciation rights. Beginning January 1, 2006, WESCO adopted SFAS No. 123 (revised 2004) (“SFAS 123R”), Share-Based Payment, using the modified prospective method. Stock options awarded prior to 2006 were accounted for using the measurement provisions of SFAS No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation.
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
     WESCO granted the following stock-settled stock appreciation rights at the following weighted average assumptions:

	2007	2006	2005
Stock-settled appreciation rights granted	628,237	463,132	908,889
Risk free interest rate	4.9%	4.9%	3.0%
Expected life	4 years	4 years	4 years
Expected volatility	40%	50%	59%
     The weighted average fair value per equity award granted was $22.71, $30.72 and $15.23 for the years ended December 31, 2007, 2006 and 2005, respectively. WESCO recognized $14.4 million, $11.7 and $8.6 million of non-cash stock-based compensation expense, which is included in selling, general and administrative expenses, in 2007, 2006 and 2005, respectively.

     For the year ended December 31, 2005, WESCO’s pro forma net income and earnings per share would have been adjusted to the amounts indicated below to reflect the additional fair value compensation, net of tax, as if the fair-value based method of accounting for stock-based awards had been applied to all outstanding awards:

Year Ended
December 31,
Dollars in thousands, except per share amounts	2005
Net income reported	$103,526
Add: Stock-based compensation expense included in reported net income, net of related tax	5,896
Deduct: Stock-based employee compensation expense determined under SFAS No. 123 for all awards net of related tax	(6,404)

Pro forma net income	$103,018

Earnings per share:
Basic as reported	$2.20
Basic pro forma	$2.19
Diluted as reported	$2.10
Diluted pro forma	$2.09
     Treasury Stock
     Common stock purchased for treasury is recorded at cost. At the date of subsequent reissue, the treasury stock account is reduced by the cost of such stock, with cost determined on a weighted average basis.
      Fair Value of Financial Instruments
     The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities, a revolving line of credit, a mortgage financing facility, notes payable, debentures and other long-term debt. The estimated fair value of the Company’s outstanding indebtedness described in Note 7 at December 31, 2007 and 2006 was $1,280.1 million and $1,214.0 million respectively. The fair values of the senior notes and debentures are estimated based upon market price quotes. The carrying values of WESCO’s other long-term debt, which include the mortgage facility and revolving credit facility are considered to approximate fair value, based upon market price quotes and market comparisons available for instruments with similar terms and maturities. For all remaining WESCO financial instruments, carrying values are considered to approximate fair value due to their short maturities.
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
     Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-2, Effective Date of SFAS No. 157. The FSP amends SFAS 157, to delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually) to fiscal years beginning after November 15, 2008. WESCO is currently evaluating the effect that the implementation of SFAS 157 will have on its financial position, results of operations and cash flows.
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

     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”) which establishes additional principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date fair value. SFAS 141R is designed to improve the relevance, representational faithfulness, and comparability of the financial information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R applies prospectively to business combinations for which the acquisition date is in or after the beginning of the first annual reporting period beginning after December 15, 2008. WESCO is currently evaluating the effect that the implementation of SFAS 141R will have on its financial position, results of operations and cash flows.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements an Amendment of ARB No. 51 (“SFAS 160”). This statement amends Accounting Research Bulletin No. 51, Consolidated Financial Statements (“ARB 51”) to establish accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years beginning after December 15, 2008. WESCO is currently evaluating the effect that the implementation of SFAS 160 will have on its financial position, results of operations and cash flows.
3. GOODWILL AND INTANGIBLE ASSETS
     Goodwill
     The following table sets forth the changes in the carrying amount of goodwill:

	Year Ended December 31
	2007	2006
	(In thousands)
Beginning balance January 1	$931,229	$542,217
Adjustments to goodwill for prior acquisitions: (1)
Communications Supply Holding, Inc.	(26,454)
Fastec Industrial Corp.	—	26
Carlton-Bates Company.	—	8,000
Additions to goodwill for acquisitions:
Communications Supply Holding, Inc.	—	380,977
Cascade Controls Corporation	1,418	—
J-Mark Inc	11,548	—
Monti Electric Supply, Inc.	6,269	—
Foreign currency translation	348	9

Ending balance December 31	$924,358	$931,229

(1)	Represents final purchase price adjustments.
Intangible Assets
     The components of intangible assets are as follows:

		December 31, 2007			December 31, 2006
		Gross		Net	Gross		Net
	Useful	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Life	Amount	Amortization	Amount	Amount	Amortization	Amount
		(In thousands)
Intangible Assets:
Trademarks	Indefinite	$46,200		$46,200	$46,200		$46,200
Non-compete agreements	3-5	6,445	$(5,173)	1,272	6,445	$(4,529)	1,916
Customer relationships	4-19	76,000	(16,714)	59,286	76,000	(7,306)	68,694
Distribution agreements	5-19	33,500	(6,467)	27,033	33,500	(2,760)	30,740

		$162,145	$(28,354)	$133,791	$162,145	$(14,595)	$147,550

     Amortization expense related to intangible assets totaled $13.1 million, $9.2 million and $2.2 million for the years ended December 31, 2007, 2006 and 2005, respectively.

The following table sets forth the estimated amortization expense for intangibles for the next five years (in thousands):

Estimated
Amortization
Expense
For the year ended December 31,
2008	$7,377
2009	7,380
2010	7,174
2011	5,755
2012	3,507
4. ACQUISITIONS
     The following table sets forth the consideration paid for acquisitions:

	Year Ended December 31
	2007	2006	2005
	(In thousands)
Details of acquisitions:
Fair value of assets acquired	$32,207	$684,005	$331,302
Amounts earned under acquisition agreements	—	—	5,560
Fair value of liabilities assumed	(5,146)	(147,784)	(48,673)
Deferred acquisition payable	—	(1,107)	(5,000)
Deferred acquisition payments and note conversion	1,727	4,872	1,013
Note issued to seller	—	—	(3,329)
Final purchase price adjustment	3,610	5,500	—

Cash paid for acquisitions	$32,398	$545,486	$280,873

Supplemental cash flow disclosure related to acquisitions:
Cash paid for acquisitions	$32,398	$545,486	$280,873
Less: cash acquired	—	(5,039)	(2,044)

Cash paid for acquisitions, net of cash acquired	$32,398	$540,447	$278,829

Acquisitions were accounted for under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations. Accordingly, the purchase price for each business acquired has been allocated based on management’s estimate of the fair value of assets acquired and liabilities assumed with the excess being recorded primarily as goodwill as of the effective date of the acquisition.
     Acquisition of Communications Supply Holdings, Inc.
          On November 3, 2006, WESCO International completed its acquisition of Communications Supply Holdings, Inc. (“Communications Supply”). On that day, a wholly-owned subsidiary of WESCO Distribution, Inc. (“WESCO Distribution”) merged with and into Communications Supply, which became a wholly-owned subsidiary of WESCO Distribution. WESCO paid at closing a cash merger price of approximately $530.1 million, net of $5.0 million of cash acquired and $1.1 million of deferred payments, of which $17.0 million was held in escrow to address post-closing adjustments relating to working capital and potential indemnification claims. To fund the merger price paid at closing, WESCO Distribution borrowed $105.0 million under its Receivables Facility and $102.0 million under its revolving credit facility and used the borrowings, together with the $292.5 million of net proceeds from the offering of the 2026 Debentures and approximately $30.6 million of other available cash.
     During 2007, WESCO evaluated the calculation of the acquired working capital, along with the calculation of various direct acquisition costs. These calculations resulted in an increase to the purchase price in the amount of approximately $4.0 million. WESCO made payments totaling $4.0 million, which included purchase price adjustments totaling $3.6 million and a deferred payment of $0.4 million to the previous owners of Communications Supply.
     In addition, during the three months ended September 30, 2007, WESCO finalized a plan for the integration of Communications Supply into the WESCO operations. Pursuant to EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, charges totaling approximately $0.7 million were recognized as a part of the purchase price allocation. These charges relate to termination benefit costs and are expected to be paid over the next 15 month period.

     The final allocation of assets acquired and liabilities assumed for the 2006 acquisition is summarized below.

Communications
Supply Holdings,
Inc.
(Final)
(In thousands)
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

Communications Supply is a national distributor of wire, cable, network infrastructure, and low voltage specialty system products for data, voice and security network communication applications. Communications Supply sells it products through its 37 branches and sales offices located throughout the United States. Communications Supply also adds new product categories, new strategic supplier relationships and provides acquisition opportunities to penetrate further into the low voltage specialty systems and industrial OEM and MRO markets.
     The final purchase price was allocated to the respective assets and liabilities based upon their estimated fair values as of the acquisition date. The fair value of the intangible assets was estimated by management and the allocation resulted in intangible assets of $71.3 million and goodwill of $354.5 million, of which $11.7 million is deductible for tax purposes. The goodwill is primarily being generated by the trained and assembled workforce and their ability to create and develop a highly diversified customer base. The intangible assets include supplier relationships of $21.4 million amortized over a range of 12 to 19 years, customer relationships of $21.4 million amortized over a range of 4 to 7 years, non-compete agreements of $0.7 million amortized over 3 years, and trademarks of $27.8 million. Trademarks have an indefinite life and are not being amortized. No residual value is estimated for the depreciable intangible assets.
     The operating results of Communications Supply have been included in WESCO’s consolidated financial statements since November 3, 2006. Unaudited pro forma results of operations (in thousands, except per share data) for the year ended December 31, 2006 are included below as if the acquisition occurred on the first day of the respective period. This summary of the unaudited pro forma results of operations is not necessarily indicative of what WESCO’s results of operations would have been had Communications Supply been acquired at the beginning of 2006, nor does it purport to represent results of operations for any future periods. Seasonality of sales is not a significant factor to these pro forma combined results of operations.

Year Ended December 31
2006
(In thousands, except per share
amounts)
Net sales	$5,837,625
Net income	$228,192
Earnings per common share:
Basic	$4.72
Diluted	$4.38
Acquisition of Carlton-Bates Company
     On September 29, 2005, WESCO acquired Carlton-Bates Company (“Carlton-Bates”), headquartered in Little Rock, Arkansas. As part of the acquisition, WESCO developed a plan for the integration of Carlton-Bates into the WESCO operations. This plan was finalized during the three-month period ended September 30, 2006. Pursuant to EITF Issue No. 95-3, certain charges related to the Carlton-Bates acquisition integration were recognized as a part of the purchase price allocation. During the three-months ended September 30, 2007, WESCO determined that charges totaling approximately $0.5 million were no longer required. As a result, these charges were removed from the restructure reserve and recorded to other income. A summary of the charges for the year ended December 31, 2007 is as follows:

	Balance at			Balance at
	December 31,			December 31,
Amounts in thousands	2006	Cash Payments	Adjustments	2007
Termination Benefits	$24	$23	$1	$—
Cost of closing redundant facilities	1,392	123	493	776
Other	104	104	—	—

Total	$1,520	$250	$494	$776

Acquisition of Fastec Industrial Corp.
     On July 29, 2005, WESCO acquired the assets and business of Fastec Industrial Corp. To consummate this acquisition, WESCO issued a $3.3 million promissory note. The note was paid in full in January 2007.
5. CONCENTRATIONS OF CREDIT RISK AND SIGNIFICANT SUPPLIERS
     WESCO distributes its products and services and extends credit to a large number of customers in the industrial, construction, utility and manufactured structures markets. WESCO’s largest supplier accounted for approximately 10%, 12% and 12% of WESCO’s purchases for each of the three years, 2007, 2006 and 2005, respectively and therefore, WESCO could potentially incur risk due to supplier concentration. Based upon WESCO’s broad customer base, the Company has concluded that it has no credit risk due to customer concentration.
6. PROPERTY, BUILDINGS AND EQUIPMENT
     The following table sets forth the components of property, buildings and equipment:

	December 31,
	2007	2006
	(in thousands)
Buildings and leasehold improvements	$76,684	$73,382
Furniture, fixtures and equipment	117,774	117,214
Software costs	49,187	44,566

	243,645	235,162
Accumulated depreciation and amortization	(162,897)	(149,327)

	80,748	85,835
Land	20,115	19,053
Construction in progress	3,256	2,128

	$104,119	$107,016

     Depreciation expense was $19.0 million, $15.7 million and $14.5 million, and capitalized software amortization was $4.7 million, $3.8 million and $4.1 million, in 2007, 2006 and 2005, respectively. The unamortized software cost was $7.9 million as of December 31, 2007 and 2006. Furniture, fixtures and equipment include capitalized leases of $6.0 million and $3.7 million and related accumulated amortization of $1.2 million and $0.5 million as of December 31, 2007 and 2006, respectively.
7. DEBT
     The following table sets forth WESCO’s outstanding indebtedness:

	December 31,
	2007	2006
	(In thousands)
Revolving credit facility	$187,300	$97,000
Mortgage financing facility	43,638	44,925
Acquisition related notes:
Fastec	—	3,329
Other	552	666
Capital leases	4,797	3,894
7.50% Senior Subordinated Notes due 2017	150,000	150,000
2.625% Convertible Senior Debentures due 2025	150,000	150,000
1.75% Convertible Senior Debentures due 2026	300,000	300,000
Accounts Receivable Securitization Facility	480,000	390,500

	1,316,287	1,140,314
Less current portion	(2,676)	(5,927)
Less short-term debt	(502,300)	(390,500)

	$811,311	$743,887

9.125% Senior Subordinated Notes due 2008
     In June 1998 and August 2001, WESCO Distribution, Inc. completed offerings of $300 million and $100 million, respectively, in aggregate principal amount of 9.125% Senior Subordinated Notes due 2008 (the “2008 Notes”). The 2008 Notes were issued at an average issue price of 98% of par, and net proceeds received from the sales of the 2008 Notes were approximately $376 million in the aggregate. During 2003 and 2004, WESCO repurchased $21.1 million and $55.3 million, respectively, in aggregate principal amount of 2008 Notes and recorded a net loss of $2.6 million in 2004 and a net gain of $0.6 million in 2003. WESCO redeemed all of the remaining principal amount of the 2008 Notes during 2005, incurring a charge of $14.9 million. The charge included the payment of a redemption price at 101.521% of par and the write-off of unamortized original issue discount and debt issue costs.
Accounts Receivable Securitization Facility
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
     On February 22, 2007, WESCO amended the Receivables Facility. The amendment increased the purchase commitment under the Receivables Facility from $400 million to $500 million, included Communications Supply Corporation and its subsidiaries as originators under the Receivables Facility and extended the term of the Receivables Facility to May 9, 2010.
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
     As of December 31, 2007 and 2006, accounts receivable eligible for securitization totaled approximately $604.0 million and $531.3 million, respectively. The consolidated balance sheets as of December 31, 2007 and 2006 reflect $480.0 million and $390.5 million, respectively, of account receivable balances legally sold to third parties, as well as the related borrowings for equal amounts.

     Effective with the amendment in December 2006, WESCO regained control of previously transferred accounts receivable balances. EITF 02-09, Accounting for Changes that Result in a Transferor Regaining Control of Financial Assets Sold, requires that re-recognized assets be recorded at fair value. Accordingly, WESCO reflected re-recognized trade receivables with an estimated fair value of $390.5 million in the balance sheet at December 31, 2006, along with the retained subordinated undivided interest of $137.9 million. As a result of this change in accounting treatment, WESCO recognized a pre-tax gain of $2.4 million during the three months ended March 31, 2007.
     Interest expense and other costs associated with the Receivables Facility totaled $28.3 million, $22.8 million and $13.3 million in 2007, 2006 and 2005, respectively. Prior to the amendment and restatement, interest expense and other costs related to the Receivables Facility were recorded as other expense in the consolidated statement of income. At December 31, 2007, the interest rate on borrowings under this facility was approximately 5.7%.
Mortgage Financing Facility
     In February 2003, WESCO finalized a mortgage financing facility of $51 million, $43.6 million of which was outstanding as of December 31, 2007. Total borrowings under the mortgage financing facility are subject to a 22-year amortization schedule, with a balloon payment due at the end of the 10-year term. The interest rate on borrowings under this facility is fixed at 6.5%.
Revolving Credit Facility
     At December 31, 2007, the aggregate borrowing capacity under the revolving credit facility was $375 million. The revolving credit facility consists of two separate sub-facilities: (i) a U.S. sub-facility and (ii) a Canadian sub-facility and is collateralized by the inventory of WESCO Distribution and the inventory and accounts receivable of WESCO Distribution Canada, L.P. WESCO Distribution’s obligations under the revolving credit facility have been guaranteed by WESCO International and by certain of WESCO Distribution’s subsidiaries.
     On December 14, 2007, WESCO Distribution amended the facility. The amendment increased the borrowing limit under the Canadian sub-facility from $65 million to $75 million, increased the letter of credit sub-facility from $50 million to $55 million, allowed for the disposition of WESCO’s LADD operations, a part of Carlton Bates Company, which was acquired in September 2005, and extended the maturity date of the Revolving Credit Facility to November 1, 2013.
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
     The above permitted transactions would also be allowed if such excess availability is between $25 million and $50 million and WESCO’s fixed charge coverage ratio, as defined by the revolving credit agreement, is at least 1.25 to 1.0 after taking into consideration the permitted transaction. Additionally, if excess availability under the revolving credit facility is less than $60 million, then WESCO must maintain a fixed charge coverage ratio of 1.1 to 1.0. At December 31, 2007, the interest rate was 6.2%. WESCO was in compliance with all covenants as of December 31, 2007.
     During 2007, WESCO borrowed $891.4 million in the aggregate under the Revolving Credit Facility and made repayments in the aggregate amount of $801.1 million. During 2006, aggregate borrowings and repayments were $507.6 million and $439.6 million, respectively. At December 31, 2007, WESCO had an outstanding balance under the facility of $187.3 million. WESCO had approximately $146.2 million available under the facility at December 31, 2007, after giving effect to an outstanding letter of credit, as compared to approximately $326.9 million at December 31, 2006.
7.50% Senior Subordinated Notes due 2017
     At December 31, 2007, $150 million in aggregate principal amount of the 7.50% Senior Subordinated Notes due 2017 (the “2017 Notes”) was outstanding. The 2017 Notes were issued by WESCO Distribution in an indenture dated as of September 27, 2005 with The Bank of New York, as successor to J.P. Morgan Trust Company, National Association, as trustee, and are unconditionally guaranteed on an unsecured basis by WESCO International, Inc. The 2017 Notes accrue interest at the rate of 7.50% per annum and are payable in cash semi-annually in arrears on each April 15 and October 15.
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
2.625% Convertible Senior Debentures due 2025
     At December 31, 2007, $150 million in aggregate principal amount of 2.625% Convertible Senior Debentures due 2025 (the “2025 Debentures”) was outstanding. The 2025 Debentures were issued by WESCO International under an indenture dated as of September 27, 2005 with The Bank of New York, as successor to J.P. Morgan Trust Company, National Association, as Trustee, and are unconditionally guaranteed on an unsecured senior subordinated basis by WESCO Distribution. The 2025 Debentures accrue interest at the rate of 2.625% per annum and are payable in cash semi-annually in arrears on each April 15 and October 15. Beginning with the six-month interest period commencing October 15, 2010, WESCO will also pay contingent interest in cash during any six-month interest period in which the trading price of the 2025 Debentures for each of the five trading days ending on the second trading day immediately preceding the first day of the applicable six-month interest period equals or exceeds 120% of the principal amount of the 2025 Debentures. During any interest period when contingent interest shall be payable, the contingent interest payable per $1,000 principal amount of 2025 Debentures will equal 0.25% of the average trading price of $1,000 principal amount of the 2025 Debentures during the five trading days immediately preceding the first day of the applicable six-month interest period. As defined in SFAS No. 133, Accounting for Derivative Instruments and Hedge Activities, the contingent interest feature of the 2025 Debentures is an embedded derivate that is not considered clearly and closely related to the host contract. The contingent interest component had no significant value at December 31, 2007 or 2006.
     The 2025 Debentures are convertible into cash and, in certain circumstances, shares of WESCO International’s common stock, $0.1 par value, at any time on or after October 15, 2023, or prior to October 15, 2023 in certain circumstances. The 2025 Debentures will be convertible based on an initial conversion rate of 23.8872 shares of common stock per $1,000 principal amount of the 2025 Debentures (equivalent to an initial conversion price of approximately $41.86 per share). The conversion rate and the conversion price may be adjusted under certain circumstances
     At any time on or after October 15, 2010, WESCO International may redeem all or a part of the 2025 Debentures at a redemption price equal to 100% of the principal amount of the 2025 Debentures plus accrued and unpaid interest (including contingent interest and additional interest, if any) to, but not including, the redemption date. Holders of 2025 Debentures may require WESCO to repurchase all or a portion of their 2025 Debentures on October 15, 2010, October 15, 2015 and October 15, 2020 at a cash repurchase price equal to 100% of the principal amount of the 2025 Debentures, plus accrued and unpaid interest (including contingent interest and additional interest, if any) to, but not including, the repurchase date. If WESCO International undergoes certain fundamental changes, as defined in the indenture governing the 2025 Debentures, prior to maturity, holders of 2025 Debentures will have the right, at their option, to require WESCO International to repurchase for cash some or all of their 2025 Debentures at a repurchase price equal to 100% of the principal amount of the 2025 Debentures being repurchased, plus accrued and unpaid interest (including contingent interest and additional interest, if any) to, but not including, the repurchase date.
1.75% Convertible Senior Debentures due 2026
     On November 2, 2006, WESCO International issued $300 million in aggregate principal amount of 1.75% Convertible Senior Debentures due 2026 (the “2026 Debentures”). The 2026 Debentures were issued by WESCO International under an indenture dated as of November 2, 2006 with The Bank of New York, as Trustee, and are unconditionally guaranteed on an unsecured senior subordinated basis by WESCO Distribution. The 2026 Debentures accrue interest at the rate of 1.75% per annum and are payable in cash semi-annually in arrears on each May 15 and November 15, commencing May 15, 2007. Beginning with the six-month interest period commencing November 15, 2011, WESCO will also pay contingent interest in cash during any six-month interest period in which the trading price of the 2026 Debentures for each of the five trading days ending on the second trading day immediately preceding the first day of the applicable six-month interest period equals or exceeds 120% of the principal amount of the 2026 Debentures. During any interest period when contingent interest shall be payable, the contingent interest payable per $1,000 principal amount of 2026 Debentures will equal 0.25% of the average trading price of $1,000 principal amount of the 2026 Debentures during the five trading days immediately preceding the first day of the applicable six-month interest period. As defined in SFAS No. 133, Accounting for Derivative Instruments and Hedge Activities, the contingent interest feature of the 2026 Debentures is an embedded derivate that is not considered clearly and closely related to the host contract. The contingent interest component had no significant value at December 31, 2007 or 2006.
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

     At any time on or after November 15, 2011, WESCO International may redeem all or a part of the 2026 Debentures at a redemption price equal to 100% of the principal amount of the 2026 Debentures plus accrued and unpaid interest (including contingent interest and additional interest, if any) to, but not including, the redemption date. Holders of 2026 Debentures may require WESCO to repurchase all or a portion of their 2026 Debentures on November 15, 2011, November 15, 2016 and November 15, 2021 at a cash repurchase price equal to 100% of the principal amount of the 2026 Debentures, plus accrued and unpaid interest (including contingent interest and additional interest, if any) to, but not including, the repurchase date. If WESCO International undergoes certain fundamental changes, as defined in the indenture governing the 2026 Debentures, prior to maturity, holders of 2026 Debentures will have the right, at their option, to require WESCO International to repurchase for cash some or all of their 2026 Debentures at a repurchase price equal to 100% of the principal amount of the 2026 Debentures being repurchased, plus accrued and unpaid interest (including contingent interest and additional interest, if any) to, but not including, the repurchase date.
Covenant Compliance
     WESCO was in compliance with all relevant covenants contained in its debt agreements as of December 31, 2007.
     The following table sets forth the aggregate principal repayment requirements for all indebtedness for the next five years and thereafter (in thousands):

2008	$504,976
2009	3,032
2010	2,793
2011	2,460
2012	2,120
Thereafter	800,906

$1,316,287

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
8. CAPITAL STOCK
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
     Under the terms of the Revolving Credit Facility, WESCO International is restricted from declaring or paying dividends and as such, at December 31, 2007 and 2006, no dividends had been declared, and therefore no retained earnings were reserved for dividend payments.
9. SHARE REPURCHASE PLANS
     On September 28, 2007, WESCO announced that the $400 million stock repurchase program, reported on February 1, 2007, had been completed. WESCO also announced that its Board of Directors authorized a new stock repurchase program in the amount of up to $400 million with an expiration date of September 30, 2009. The shares may be repurchased from time to time in the open market or through privately negotiated transactions. The stock repurchase program may be implemented or discontinued at any time by WESCO. During the three and twelve month periods ended December 31, 2007, WESCO repurchased approximately 0.8 million shares for $30.6 million and approximately 7.1 million shares for $430.6 million, respectively.
     In addition, during 2007, WESCO purchased approximately 0.2 million shares from employees for $10.1 million in connection with the settlement of tax withholding obligations arising from the exercise of common stock units and stock-settled stock appreciation rights.

10. INCOME TAXES
     The following table sets forth the components of the provision for income taxes:

	Year Ended December 31
	2007	2006	2005
		(In thousands)
Current taxes:
Federal	$66,986	$63,859	$18,141
State	25,438	11,581	1,699
Foreign	(13,174)	6,552	6,212

Total current.	79,250	81,992	26,052
Deferred taxes:
Federal	19,815	16,938	20,734
State	(9,859)	2,101	2,567
Foreign	1,191	(785)	(1,995)

Total deferred	11,147	18,254	21,306

	$90,397	$100,246	$47,358

     The following table sets forth the components of income before income taxes by jurisdiction:

	Year Ended December 31
	2007	2006	2005
		(In thousands)
United States	$357,426	$270,081	$126,098
Foreign	(26,398)	47,485	24,786

	$331,028	$317,566	$150,884

     The following table sets forth the reconciliation between the federal statutory income tax rate and the effective rate:

	Year Ended December 31
	2007	2006	2005

Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal tax benefit	3.3	2.8	1.8
Nondeductible expenses	0.5	0.4	0.7
Domestic tax benefit from foreign operations	(2.0)	(3.2)	(3.1)
Foreign tax rate differences(1)	(7.0)	(3.3)	(3.3)
Federal tax credits(2)	(0.1)	—	(0.8)
Domestic production activity deduction	(0.2)	(0.1)	—
Section 965 dividend(3)	—	—	0.7
Adjustment related to uncertain tax positions	0.6	—	—
Adjustment related to foreign currency exchange gains(4)	(0.6)	—	—
Change in valuation allowance(5)	(2.6)	—	—
Other	0.4	—	0.4

	27.3%	31.6%	31.4%

(1)	Includes tax benefit of $21.2 million, $10.0 million and $5.1 million in 2007, 2006 and 2005 respectively from recapitalization of WESCO’s Canadian operations.

(2)	Represents a benefit of $0.6 million and $1.2 million in 2007 and 2005, respectively, from research and development credits.

(3)	The Amercian Jobs Creation Act (the “Jobs Act”) was established on October 22, 2004. One provision of the Jobs Act effectively reduces the tax rate on qualifying repatriation of earnings held by foreign-based subsidiaries to approximately 5.25 percent. Normally, such repatriations would be taxed at a rate of 35 percent. In the fourth quarter of 2005, WESCO elected to repatriate approximately $23.0 million under the Jobs Act. This repatriation of earnings triggered a U.S. federal tax payment of approximately $1.0 million. This amount is reflected in the current income tax expense. Prior to the Jobs Act, WESCO did not provide deferred taxes on undistributed earnings of foreign subsidiaries as WESCO intended to utilize these earnings through expansion of its business operations outside the United States for an indefinite period of time.

(4)	Includes a benefit of $1.8 million in 2007 from foreign exchange gains related to the recapitalization of Canadian operations.

(5)	WESCO recorded an $8.5 million reversal of valuation allowances against deferred tax assets for net operating loss carryforwards. The reversal was recorded as a discrete tax benefit in the third quarter of 2007.
     As of December 31, 2007 and 2006, WESCO had state tax benefits derived from net operating loss carryforwards of approximately $9.3 million ($6.0 million, net of federal income tax) and $13.1 million ($8.5 million, net of federal income tax), respectively. The amounts will begin expiring in 2008. The net deferred tax asset of $13.1 million at December 31, 2006 was fully offset by a valuation allowance. During 2007, WESCO recorded a reversal of this valuation allowance based on achieving substantial profitability and a favorable assessment of expected future operating results in jurisdictions in which WESCO’s net operating losses may be utilized in future periods. Utilization of WESCO’s state net operating loss carryforwards is subject to annual limitations imposed by state statute. Such annual limitations could result in the expiration of the net operating loss and tax credit carryforwards before utilization.
     As of December 31, 2007, WESCO had approximately $33.8 million of undistributed earnings related to its foreign subsidiaries. Management believes that these earnings will be indefinitely reinvested in foreign jurisdiction; accordingly, WESCO has not provided for U.S. federal income taxes related to these earnings.

     The following table sets forth deferred tax assets and liabilities:

	December 31
	2007		2006
		(In thousands)
	Assets	Liabilities	Assets	Liabilities
Accounts receivable	$6,419	$—	$8,962	$—
Inventory	—	3,880	—	269
Other	21,159	19,671	13,603	7,305

Current deferred tax	27,578	23,552	22,565	7,574

Intangibles	—	120,105	—	141,168
Property, buildings and equipment	—	7,006	—	7,289
Other	13,366	4,339	340	1,560

Long-term deferred tax	$13,366	$131,450	$340	$150,017

11. ACCOUNTING FOR UNCERTAIN TAX POSITIONS
     On January 1, 2007, WESCO adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). As a result of the implementation of FIN 48, WESCO recognized an increase of $4.8 million in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.
     The Company is currently under examination in several tax jurisdictions, both within the United States and outside the United States, and remains subject to examination until the statute of limitations expires for the respective tax jurisdictions. The following summary sets forth the tax years that remain open in the company’s major tax jurisdictions:

United States — Federal	1999 and forward
United States — States	2003 and forward
Canada	1996 and forward
     The following table sets forth the reconciliation of gross unrecognized tax benefits:

December 31,
2007
(In thousands)
Beginning balance January 1	$8,418
Additions based on tax positions related to the current year	1,941
Additions for tax positions of prior years	1,117
Reductions for tax positions of prior years	(226)
Settlements	(652)
Lapse in statute of limitations	(583)

Ending balance December 31	$10,015

     The total amount of unrecognized tax benefits were $10.0 million and $8.4 million as of December 31, 2007 and January 1, 2007, respectively. If these tax benefits were recognized in the consolidated financial statements, the portion of these amounts that would reduce the Company’s effective tax rate would be $8.1 million and $6.5 million, respectively. We do not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months.
     WESCO records interest related to uncertain tax positions as a part of interest expense in the consolidated statement of income. Any penalties are recognized as part of income tax expense. As of December 31, 2007 and January 1, 2007, WESCO had an accrued liability of $4.4 million and $3.3 million, respectively, for interest related to uncertain tax positions. As of January 1, 2007, WESCO recorded a liability for tax penalties of $0.5 million.
12. EARNINGS PER SHARE
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

     The following table sets forth the details of basic and diluted earnings per share:

	Year Ended December 31
	2007	2006	2005
	(Dollars in thousands, except share data)
Net income	$240,631	$217,320	$103,526
Weighted average common shares outstanding used in computing basic earnings per share	45,699,537	48,724,343	47,085,524

Common shares issuable upon exercise of dilutive stock options	1,691,102	2,569,798	2,152,912
Common shares issuable from contingently convertible debentures (see note below for basis of calculation)	859,690	1,169,553	—

Weighted average common shares outstanding and common share equivalents used in computing diluted earnings per share	48,250,329	52,463,694	49,238,436

Earnings per share
Basic	$5.27	$4.46	$2.20
Diluted	$4.99	$4.14	$2.10
     Stock-settled stock appreciation rights (“SARs”) of 0.3 million, 0.1 million and 1.7 million at a weighted average exercise price of $65.90, $68.79 and $28.00 per share were outstanding as of December 31, 2007, 2006 and 2005, respectively, were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the years ending December 31, 2007, 2006, and 2005.
     Under EITF Issue No. 04-8 The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share, and EITF Issue No. 90-19 Convertible Bonds with Issuer Option to Settle for Cash upon Conversion , and because of WESCO’s obligation to settle the par value of the 2025 Debentures and 2026 Debentures (collectively, the “Debentures”) in cash, WESCO is not required to include any shares underlying the Debentures in its diluted weighted average shares outstanding until the average stock price per share for the period exceeds the conversion price of the respective Debentures. At such time, only the number of shares that would be issuable (under the “treasury” method of accounting for share dilution) will be included, which is based upon the amount by which the average stock exceeds the conversion price. The conversion prices of the 2026 Debentures and 2025 Debentures are $88.15 and $41.86, respectively. Share dilution is limited to a maximum of 3,403,110 shares for the 2026 Debentures and 3,583,080 shares for the 2025 Debentures. Since the average stock price for twelve-month period ending December 31, 2007 was approximately $55.0 per share, 859,690 shares underlying the 2025 Debentures were included in the diluted share count. For the periods ended December 31, 2007 and 2006, the effect of the 2025 Debentures on diluted earnings per share was a decrease of $0.09 and $0.10, respectively.
13. EMPLOYEE BENEFIT PLANS
     A majority of WESCO’s employees are covered by defined contribution retirement savings plans for their service rendered subsequent to WESCO’s formation. WESCO also offers a deferred compensation plan for select individuals. For U.S. participants, WESCO will make contributions in an amount equal to 50% of the participant’s total monthly contributions up to a maximum of 6% of eligible compensation. For Canadian participants, WESCO will make contributions in an amount ranging from 1% to 7% of the participant’s eligible compensation based on years of continuous service. In addition, employer contributions may be made at the discretion of the Board of Directors and can be based on WESCO’s financial performance. Discretionary employer contributions were made in the amount of $7.3 million, $12.8 million and $10.4 million in 2007, 2006 and 2005, respectively. For the years ended December 31, 2007, 2006 and 2005, WESCO contributed to all such plans $17.8 million, $21.5 million and $17.5 million, respectively, which was charged to expense. Contributions are made in cash to employee retirement savings plan accounts. Employees then have the option to transfer into any of their investment options, including WESCO stock.
14. STOCK-BASED COMPENSATION
Stock Purchase Plans
     In connection with the 1998 recapitalization, WESCO established a stock purchase plan (“1998 Stock Purchase Plan”) under which certain employees may be granted an opportunity to purchase WESCO’s common stock. The maximum number of shares available for purchase may not exceed 427,720. There were no shares issued in 2007, 2006 or 2005.

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
     An initial reserve of 6,936,000 shares of common stock has been authorized for issuance under the LTIP. This reserve automatically increases by (i) the number of shares of common stock covered by unexercised options granted under prior plans that are canceled or terminated after the effective date of the LTIP, and (ii) the number of shares of common stock surrendered by employees to pay the exercise price and/or minimum withholding taxes in connection with the exercise of stock options granted under our prior plans. As of December 31, 2007, 3.9 million shares of common stock were reserved under the LTIP for future equity award grants.
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
     As of December 31, 2007, there was $19.6 million of total unrecognized compensation expense related to non-vested stock-based compensation arrangements for all awards previously made of which approximately $10.9 million is expected to be recognized in 2008, $6.5 million in 2009 and $2.2 million in 2010.
     The total intrinsic value of awards exercised during the years ended December 31, 2007 and 2006 was $50.8 million and $109.9 million, respectively. The total amount of cash received from the exercise of options was $6.0 million and $15.9 million, respectively. The tax benefit associated with the exercise of stock options and SARs was determined using the tax law ordering approach and totaled $18.4 million and $35.0 million in 2007 and 2006, respectively. The tax benefit was recorded as a credit to additional paid-in capital. In accordance with SFAS 123R, WESCO presents all tax benefits resulting from the exercise of stock options and SARs as financing cash flows in the Consolidated Statements of Cash Flows.
     The following table sets forth a summary of both stock options and stock appreciation rights and related information for the years indicated:

	2007			2006		2005
		Weighted	Aggregate		Weighted		Weighted
		Average	Intrinsic		Average		Average
		Exercise	Value		Exercise		Exercise
	Awards	Price	(In Thousands)	Awards	Price	Awards	Price
Beginning of year	4,578,822	$20.78		6,303,936	$14.02	7,217,473	$10.26
Granted	628,237	59.67		467,132	68.84	908,889	31.85
Exercised	(935,156)	10.10		(2,125,913)	11.25	(1,328,954)	7.08
Cancelled	(58,040)	27.38		(66,333)		(493,472)	10.52

End of year	4,213,863	28.85	$71,139	4,578,822	20.78	6,303,936	14.02

Exercisable at end of year	2,133,280	20.79	$44,412	2,332,360	$11.84	1,805,305	$10.83
The following table sets forth exercise prices for equity awards outstanding as of December 31, 2007:

			Weighted
			Average
			Remaining
	Awards	Awards	Contractual
Range of exercise price	Outstanding	Exercisable	Life
$0.00 - $10.00	822,504	822,504	4.6
$10.00 - $20.00	1,092,660	249,250	1.8
$20.00 - $30.00	511,853	511,853	6.7
$30.00 - $40.00	699,824	398,328	7.5
$40.00 - $50.00	39,854	8,744	9.2
$50.00 - $60.00	2,650	884	8.2
$60.00 - $70.00	1,044,518	141,717	9.1

	4,213,863	2,133,280	5.8

15. COMMITMENTS AND CONTINGENCIES
     Future minimum rental payments required under operating leases, primarily for real property that have noncancelable lease terms in excess of one year as of December 31, 2007, are as follows:

(In thousands)

2008	$36,569
2009	29,276
2010	22,895
2011	13,794
2012	10,520
Thereafter	11,356
     Rental expense for the years ended December 31, 2007, 2006 and 2005 was $47.3 million, $38.7 million and $33.2 million, respectively.
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
     WESCO is a co-defendant in a lawsuit filed in a state court in Indiana in which a customer alleges that WESCO sold defective products manufactured or remanufactured by others and is seeking monetary damages in the amount of $52 million. WESCO has denied any liability, believes that it has meritorious defenses and will vigorously defend itself against these allegations.
16. SEGMENTS AND RELATED INFORMATION
     WESCO provides distribution of product and services through its nine operating segments which have been aggregated as one reportable segment. The sale of electrical products and maintenance repair and operating supplies represents more than 90% of the consolidated net sales, income from operations and assets for 2007, 2006 and 2005. WESCO has over 250,000 unique product stock keeping units and markets more than 1,000,000 products for customers. It is impractical to disclose net sales by product, major product group or service group. There were no material amounts of sales or transfers among geographic areas and no material amounts of export sales.
     The following table sets forth information about WESCO by geographic area:

	Net Sales			Long-Lived Assets
	Year Ended December 31,			December 31,
(In thousands)	2007	2006	2005	2007	2006	2005
United States	$5,229,147	$4,606,783	$3,829,755	$107,711	$113,312	$102,266
Foreign operations
Canada	633,406	599,244	499,817	13,122	13,177	12,375
Other foreign	140,899	114,576	91,531	406	703	1,546

Subtotal foreign operations	774,305	713,820	591,348	13,528	13,880	13,921

Total U.S. and Foreign	$6,003,452	$5,320,603	$4,421,103	$121,239	$127,192	$116,187

17. OTHER FINANCIAL INFORMATION
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
     Condensed consolidating financial information for WESCO International, WESCO Distribution, Inc. and the non-guarantor subsidiaries is as follows:

     CONDENSED CONSOLIDATING BALANCE SHEETS

	December 31, 2007
		(In thousands)
				Consolidating
	WESCO	WESCO	Non-Guarantor	and Eliminating
	International, Inc	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Cash and cash equivalents	$(7)	$32,140	$40,164	$—	$72,297
Trade accounts receivable	—	—	844,514	—	844,514
Inventories	—	433,641	232,386	—	666,027
Other current assets	(16)	35,956	61,721	—	97,661

Total current assets	(23)	501,737	1,178,785	—	1,680,499
Intercompany receivables, net	—	(1,352,902)	1,806,458	(453,556)	—
Property, buildings and equipment, net	—	33,642	70,477	—	104,119
Intangible assets, net	—	10,368	123,423	—	133,791
Goodwill and other intangibles, net	—	393,263	531,095	—	924,358
Investments in affiliates and other noncurrent assets	1,512,055	2,912,423	2,822	(4,410,180)	17,120

Total assets	$1,512,032	$2,498,531	$3,713,060	$(4,863,736)	$2,859,887

Accounts payable	—	467,859	158,434	—	626,293
Short-term debt	—	22,300	480,000	—	502,300
Other current liabilities	—	96,180	67,152	—	163,332

Total current liabilities	—	586,339	705,586	—	1,291,925
Intercompany payables, net	453,556	—	—	(453,556)	—
Long-term debt	450,000	318,608	42,703	—	811,311
Other noncurrent liabilities	—	90,468	57,707	—	148,175
Stockholders’ equity	608,476	1,503,116	2,907,064	(4,410,180)	608,476

Total liabilities and stockholders’ equity	$1,512,032	$2,498,531	$3,713,060	$(4,863,736)	$2,859,887

	December 31, 2006
		(In thousands)
				Consolidating
	WESCO	WESCO	Non-Guarantor	and Eliminating
	International, Inc	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Cash and cash equivalents	$(2)	$27,622	$45,775	$—	$73,395
Trade accounts receivable	—	—	829,962	—	829,962
Inventories	—	402,082	211,487	—	613,569
Other current assets	—	42,242	58,844	—	101,086

Total current assets	(2)	471,946	1,146,068	—	1,618,012
Intercompany receivables, net	—	(1,487,030)	1,559,778	(72,748)	—
Property, buildings and equipment, net	—	34,472	72,544	—	107,016
Intangible assets, net	—	11,314	136,236	—	147,550
Goodwill and other intangibles, net	—	374,026	557,203	—	931,229
Investments in affiliates and other noncurrent assets	1,285,977	2,693,146	2,604	(3,961,551)	20,176

Total assets	$1,511,254	$2,497,750	$3,684,345	$(4,816,772)	$2,876,577

Accounts payable	—	434,092	156,212	—	590,304
Short-term debt	—	—	390,500	—	390,500
Other current liabilities	—	64,631	108,237	—	172,868

Total current liabilities	—	498,723	654,949	—	1,153,672
Intercompany payables, net	72,748	—	—	(72,748)	—
Long-term debt	450,000	250,002	43,885	—	743,887
Other noncurrent liabilities	—	74,472	88,725	—	163,197
Stockholders’ equity	763,227	1,274,677	2,686,874	(3,961,551)	763,227

Total liabilities and stockholders’ equity	$1,285,975	$2,097,874	$3,474,433	$(4,034,299)	$2,823,983

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Year Ended December 31, 2007
			(In thousands)
	WESCO			Consolidating
	International,	WESCO	Non-Guarantor	and Eliminating
	Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Net sales	$—	$4,161,129	$1,842,323	$—	$6,003,452
Cost of goods sold, excluding depreciation and amortization	—	3,371,101	1,410,235	—	4,781,336
Selling, general and administrative expenses	11	646,309	144,813	—	791,133
Depreciation and amortization	—	17,223	19,536	—	36,759
Results of affiliates’ operations	221,160	211,698	—	(432,858)	—
Interest expense (income), net	(36,311)	44,384	55,123	—	63,196
Other (income) expense	—	—	—	—	—
Provision for income taxes	16,829	72,650	918	—	90,397

Net income (loss)	$240,631	$221,160	$211,698	$(432,858)	$240,631

	Year Ended December 31, 2006
			(In thousands)
	WESCO			Consolidating
	International,	WESCO	Non-Guarantor	and Eliminating
	Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Net sales	$—	$4,096,952	$1,223,651	$—	$5,320,603
Cost of goods sold, excluding depreciation and amortization	—	3,306,356	927,723	—	4,234,079
Selling, general and administrative expenses	26	536,535	156,320	—	692,881
Depreciation and amortization	—	14,597	14,063	—	28,660
Results of affiliates’ operations	194,374	102,051	—	(296,425)	—
Interest expense (income), net	(38,552)	34,775	28,399	—	24,622
Other (income) expense	—	53,390	(30,595)	—	22,795
Provision for income taxes	15,580	58,976	25,690	—	100,246

Net income (loss)	$217,320	$194,374	$102,051	$(296,425)	$217,320

	Year Ended December 31, 2005
			(In thousands)
	WESCO			Consolidating
	International,	WESCO	Non-Guarantor	and Eliminating
	Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Net sales	$—	$3,664,618	$756,485	$—	$4,421,103
Cost of goods sold, excluding depreciation and amortization	—	2,983,739	596,659	—	3,580,398
Selling, general and administrative expenses	7	543,009	69,764	—	612,780
Depreciation and amortization	—	15,994	2,645	—	18,639
Results of affiliates’ operations	87,431	89,849	—	(177,280)	—
Interest expense (income), net	(25,443)	43,939	11,687	—	30,183
Loss on debt extinguishment, net	—	14,914	—	—	14,914
Other (income) expense	—	41,528	(28,223)	—	13,305
Provision for income taxes	9,341	23,913	14,104	—	47,358

Net income (loss)	$103,526	$87,431	$89,849	$(177,280)	$103,526

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2007
	(In thousands)
				Consolidating
				and
	WESCO	WESCO	Non-Guarantor	Eliminating
	International, Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Net cash provided (used) by operating activities	$36,094	$226,157	$27	$—	$262,278
Investing activities:
Capital expenditures	—	(14,547)	(1,571)	—	(16,118)
Acquisitions	—	(32,398)	—	—	(32,398)
Other	—	487	—	—	487

Net cash used by investing activities	—	(46,458)	(1,571)	—	(48,029)
Financing activities:
Net borrowings (repayments)	380,808	(204,337)	(1,288)	—	175,183
Equity transactions	(416,442)	—		—	(416,442)
Other	(465)	29,156	(38)	—	28,653

Net cash provided (used) by financing activities	(36,099)	(175,181)	(1,326)	—	(212,606)

Effect of exchange rate changes on cash and cash equivalents	—	—	(2,741)	—	(2,741)

Net change in cash and cash equivalents	(5)	4,518	(5,611)	—	(1,098)
Cash and cash equivalents at beginning of period	(2)	27,622	45,775	—	73,395

Cash and cash equivalents at end of period	$(7)	$32,140	$40,164	$—	$72,297

	Year Ended December 31, 2006
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

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2005
	(In thousands)
				Consolidating
	WESCO	WESCO	Non-Guarantor	and Eliminating
	International, Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Net cash provided (used) by operating activities	$38,901	$272,483	$(16,287)	$—	$295,097
Investing activities:
Capital expenditures	—	(13,026)	(1,128)	—	(14,154)
Acquisitions	—	(278,829)	—	—	(278,829)
Other	—	2,014	—	—	2,014

Net cash used by investing activities	—	(289,841)	(1,128)	—	(290,969)
Financing activities:
Net borrowings (repayments)	(42,975)	24,299	(1,180)	—	(19,856)
Equity transactions	8,173	—	—	—	8,173
Other	(4,100)	(4,827)	3,579	—	(5,348)

Net cash provided (used) by financing activities	(38,902)	19,472	2,399	—	(17,031)

Effect of exchange rate changes on cash and cash equivalents	—	—	505	—	505

Net change in cash and cash equivalents	(1)	2,114	(14,511)	—	(12,398)
Cash and cash equivalents at beginning of period	1	15,974	18,548	—	34,523

Cash and cash equivalents at end of period	$—	$18,088	$4,037	$—	$22,125

18. SELECTED QUARTERLY FINANCIAL DATA (unaudited)
     The following table sets forth selected quarterly financial data for the years ended December 31, 2007 and 2006:

	First		Second		Third		Fourth
	Quarter		Quarter		Quarter		Quarter

2007
Net sales	$1,450,556		$1,518,108		$1,545,607		$1,489,181
Cost of goods sold	1,151,533		1,210,022		1,232,520		1,187,261
Income from operations	82,535		103,605		109,296		98,788
Income before income taxes	70,315		86,820		91,727		82,166

Net income	48,158	(A),(D)	59,667	(A),(D)	71,774	(A),(B), (C),(D)	61,032	(A),(D)
Basic earnings per share (I)	0.98		1.30		1.62		1.39
Diluted earnings per share (J)	0.93		1.22		1.54		1.34

2006
Net sales	$1,265,508		$1,335,976		$1,343,066		$1,376,053
Cost of goods sold	1,012,403		1,065,422		1,067,406		1,088,848
Income from operations	76,925		94,728		100,177		93,153
Income before income taxes	65,473		82,851		89,269		79,973
Net income	44,450	(E),(G)	55,178	(E),(G)	59,385	(E),(G)	58,307	(E),(F),(G)
Basic earnings per share (H)	0.93		1.13		1.21		1.18
Diluted earnings per share (I)	0.86		1.05		1.13		1.10

(A)	Income tax benefits from the recapitalization of the Canadian operations for the first, second, third and fourth quarters of 2007 were $3.6 million, $5.3 million, $5.5 million and $6.8 million, respectively. The fourth quarter reflects benefits realized as a result of a change in estimate related to Canadian interest expense.

(B)	An income tax benefit of $1.8 million from a foreign currency exchange gain related to the recapitalization of Canadian operations was recorded in the third quarter of 2007.

(C)	Pursuant to SFAS 109, Accounting for Income Taxes, an $8.5 million valuation allowance reversal was recorded against deferred tax assets for net operating loss carryforwards. The reversal was recorded as a discrete tax benefit in the third quarter of 2007.

(D)	Stock option expense for the first, second, third and fourth quarters of 2007 was $3.3 million, $3.3 million, $4.7 million and $3.2 million, respectively.

(E)	Income tax benefits from the recapitalization of the Canadian operations for the first, second, third and fourth quarters of 2006 were $2.1 million, $2.2 million, $2.1 million and $3.6 million, respectively. The fourth quarter reflects increased utilization of foreign tax credits.

(F)	On November 3, 2006, Communications Supply Holdings, Inc. was acquired and the sales resulting from this acquisition for the fourth quarter of 2006 were $95.6 million.

(G)	Stock option expense for the first, second, third and fourth quarters of 2006 was $2.6 million, $2.5 million, $3.4 million and $3.2 million, respectively.

(H)	Earnings per share (EPS) in each quarter is computed using the weighted average number of shares outstanding during that quarter while EPS for the full year is computed by taking the average of the weighted average number of shares outstanding each quarter. Thus, the sum of the four quarters’ EPS may not equal the full-year EPS.

(I)	Diluted earnings per share (DEPS) in each quarter is computed using the weighted average number of shares outstanding during that quarter while DEPS for the full year is computed by taking the average of the weighted average number of shares outstanding each quarter. Thus, the sum of the four quarters’ DEPS may not equal the full-year DEPS.

19. SUBSEQUENT EVENTS
          On December 14, 2007, WESCO announced that it had entered into a strategic arrangement with Deutsch Engineered Connecting Devices, Inc. (“Deutsch”) with respect to its LADD operations. On January 2, 2008, WESCO and Deutsch completed the transaction which resulted in a joint venture in which Deutsch owns a 60% interest and WESCO owns a 40% interest. Deutsch paid to WESCO aggregate consideration of approximately $75 million. Deutsch is entitled, but not obliged, to acquire the remaining 40% after January 1, 2010. As a result of the transaction, WESCO recognized a pre-tax gain of approximately $3.0 million.
          At the end of December, WESCO repurchased approximately 0.3 million shares under its previously announced share repurchase program. WESCO settled the transaction in January for approximately $13.3 million.

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
Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework , our management concluded that our internal control over financial reporting was effective as of December 31, 2007.
     The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
Changes in Internal Control Over Financial Reporting
     During the last fiscal quarter of 2007, there were no changes in the Company’s internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
     The information set forth under the captions “Board of Directors” and “Executive Officers” in our definitive Proxy Statement for our 2008 Annual Meeting of Stockholders is incorporated herein by reference.
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
     The information required by Item 10 that relates to our Directors and executive officers is incorporated by reference from the information appearing under the captions “Corporate Governance” and “Board and Committee Meetings” in our definitive Proxy Statement that is to be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year on December 31, 2007.
     Information included on our website is not a part of this Annual Report on Form 10-K.
Item 11. Executive Compensation.
     The information set forth under the captions “Compensation Discussion and Analysis” and “Director Compensation” in our definitive Proxy Statement for our 2008 Annual Meeting of Stockholders is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters .
     The information set forth under the caption “Security Ownership” in our definitive Proxy Statement for our 2008 Annual Meeting of Stockholders is incorporated herein by reference.
     The following table provides information as of December 31, 2007 with respect to the shares of our common stock that may be issued under our existing equity compensation plans:

Number of securities
	Number of securities to be	Weighted average	remaining available for
	issued upon exercise of	exercise price of	future issuance under
	outstanding options,	outstanding options,	equity compensation
Plan Category	warrants and rights	warrants and rights	plans

Equity compensation plans approved by security holders	4,213,863	$28.85	3,864,043

Equity compensation plans not approved by security holders	—	—	—

Total	4,213,863	$28.85	3,864,043

Item 13. Certain Relationships and Related Transactions, and Director Independence.
     The information set forth under the captions “Transactions with Related Persons” and “Corporate Governance” in our definitive Proxy Statement for our 2008 Annual Meeting of Stockholders is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
     The information set forth under the caption “Independent Registered Public Accounting Firm Fees and Services” in our definitive Proxy Statement for our 2008 Annual Meeting of Stockholders is incorporated herein by reference.

      PART IV
Item 15. Exhibits and Financial Statement Schedule.
The financial statements, financial statement schedule and exhibits listed below are filed as part of this annual report:
(a)	(1) Financial Statements

The list of financial statements required by this item is set forth in Item 8, “Financial Statements and Supplementary Data,” and is incorporated herein by reference.

(2)	Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts

(b)	Exhibits

Exhibit No.	Description of Exhibit	Prior Filing or Sequential Page Number
2.1	Recapitalization Agreement, dated as of March 27, 1998, among Thor Acquisitions L.L.C., WESCO International, Inc. (formerly known as CDW Holding Corporation) and certain security holders of WESCO International, Inc.	Incorporated by reference to Exhibit 2.1 to WESCO’s Registration Statement on Form S-4 (No. 333-43225)

3.1	Restated Certificate of Incorporation of WESCO International, Inc.	Incorporated by reference to Exhibit 3.1 to WESCO’s Registration Statement on Form S-4 (No. 333-70404)

3.2	By-laws of WESCO International, Inc.	Incorporated by reference to Exhibit 3.2 to WESCO’s Registration Statement on Form S-4 (No. 333-70404)

4.1	Indenture, dated as of September 22, 2005, by and among WESCO International, Inc., WESCO Distribution, Inc. and J.P. Morgan Trust Company, National Association, as Trustee.	Incorporated by reference to Exhibit 4.1 to WESCO’s Current Report on Form 8-K, dated September 21, 2005

4.2	Form of 2.625% Convertible Senior Debenture due 2025 (included in Exhibit 4.1).	Incorporated by reference to Exhibit 4.3 to WESCO’s Current Report on Form 8-K, dated September 21, 2005

4.3	Indenture, dated as of September 22, 2005, by and among WESCO International, Inc., WESCO Distribution, Inc. and J.P. Morgan Trust Company, National Association, as Trustee.	Incorporated by reference to Exhibit 4.4 to WESCO’s Current Report on Form 8-K, dated September 21, 2005

4.4	Form of 7.50% Senior Subordinated Note due 2017, (included in Exhibit 4.3).	Incorporated by reference to Exhibit 4.6 to WESCO’s Current Report on Form 8-K, dated September 21, 2005

10.1	CDW Holding Corporation Stock Purchase Plan.	Incorporated by reference to Exhibit 10.1 to WESCO’s Registration Statement on Form S-4 (No. 333-43225)

10.2	Form of Stock Subscription Agreement.	Incorporated by reference to Exhibit 10.2 to WESCO’s Registration Statement on Form S-4 (No. 333-43225)

Exhibit No.	Description of Exhibit	Prior Filing or Sequential Page Number
10.3	CDW Holding Corporation Stock Option Plan.	Incorporated by reference to Exhibit 10.3 to WESCO’s Registration Statement on Form S-4 (No. 333-43225)

10.4	Amendment to CDW Holding Corporation Stock Option Plan	Incorporated by reference to Exhibit 10.1 to WESCO’s Current Report on Form 8-K, dated March 2, 2006

10.5	Form of Stock Option Agreement.	Incorporated by reference to Exhibit 10.4 to WESCO’s Registration Statement on Form S-4 (No. 333-43225)

10.6	Form of Amendment to Stock Option Agreement.	Incorporated by reference to Exhibit 10.2 to WESCO’s Current Report on Form 8-K, dated March 2, 2006

10.7	CDW Holding Corporation Stock Option Plan for Branch Employees.	Incorporated by reference to Exhibit 10.5 to WESCO’s Registration Statement on Form S-4 (No. 333-43225)

10.8	Amendment to CDW Holding Corporation Stock Option Plan for Branch Employees.	Incorporated by reference to Exhibit 10.3 to WESCO’s Current Report on Form 8-K, dated March 2, 2006

10.9	Form of Branch Stock Option Agreement.	Incorporated by reference to Exhibit 10.6 to WESCO’s Registration Statement on Form S-4 (No. 333-43225)

10.10	Form of Amendment to Branch Stock Option Agreement.	Incorporated by reference to Exhibit 10.4 to WESCO’s Current Report on Form 8-K, dated March 2, 2006

10.11	WESCO International, Inc. 1998 Stock Option Plan.	Incorporated by reference to Exhibit 10.1 to WESCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998

10.12	Amendment to WESCO International, Inc. 1998 Stock Option Plan.	Incorporated by reference to Exhibit 10.5 to WESCO’s Current Report on Form 8-K dated March 2, 2006

10.13	Form of Management Stock Option Agreement.	Incorporated by reference to Exhibit 10.2 to WESCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998

10.14	Form of Amendment to Management Stock Option Agreement.	Incorporated by reference to Exhibit 10.6 to WESCO’s Current Report on Form 8-K dated March 2, 2006

10.15	1999 Deferred Compensation Plan for Non-Employee Directors.	Incorporated by reference to Exhibit 10.22 to WESCO’s Annual Report on Form 10-K for the year ended December 31, 1998

10.16	1999 Long-Term Incentive Plan.	Incorporated by reference to Exhibit 10.22 to WESCO’s Registration Statement on Form S-1 (No. 333-73299)

Exhibit No.	Description of Exhibit	Prior Filing or Sequential Page Number
10.17	Office Lease Agreement, dated as of May 24, 1995, by and between Commerce Court Property Holding Trust, as Landlord, and WESCO Distribution, Inc., as Tenant, as amended by First Amendment to Lease, dated as of June 1995 and by Second Amendment to Lease, dated as of December 29, 1995.	Incorporated by reference to Exhibit 10.10 to WESCO’s Registration Statement on Form S-4 (No. 333-43225)

10.18	Lease, dated as of April 1, 1992, by and between The E.T. Hermann and Jane D. Hermann 1978 Living Trust and Westinghouse Electric Corporation, as renewed by the renewal letter, dated as of December 13, 1996, from WESCO Distribution, Inc., as successor in interest to Westinghouse Electric Corporation, to Utah State Retirement Fund, as successor in interest to The E.T. Hermann and Jane D. Hermann 1978 Living Trust.	Incorporated by reference to Exhibit 10.11 to WESCO’s Registration Statement on Form S-4 (No. 333-43225)

10.19	Third Amendment to Lease, dated as of December 22, 2004, by and between US Institutional Real Estate Equities, L.P., as successor in interest to Utah State Retirement Fund and The E.T. Hermann and Jane D. Hermann 1978 Living Trust, and WESCO Distribution, Inc., as successor in interest to Westinghouse Electric Corporation.	Incorporated by reference to Exhibit 10.19 to WESCO’s Annual Report on Form 10-K for the year ended December 31, 2005

10.20	Agreement of Lease, dated as of September 3, 1998, by and between Atlantic Construction, Inc., as landlord, and WESCO Distribution-Canada, Inc., as tenant, as renewed by the Renewal Agreement, dated April 14, 2004, by and between Atlantic Construction, Inc., as landlord, and WESCO Distribution-Canada, Inc., as tenant.	Incorporated by reference to Exhibit 10.20 to WESCO’s Annual Report on Form 10-K for the year ended December 31, 2005

10.21	Lease dated December 13, 2002 between WESCO Distribution, Inc. and WESCO Real Estate IV, LLC.	Incorporated by reference to Exhibit 10.27 to WESCO’s Annual Report on Form 10-K for the year ended December 31, 2002

10.22	Lease Guaranty dated December 13, 2002 by WESCO International, Inc. in favor of WESCO Real Estate IV, LLC.	Incorporated by reference to Exhibit 10.28 to WESCO’s Annual Report on Form 10-K for the year ended December 31, 2002

10.23	Amended and Restated Registration and Participation Agreement, dated as of June 5, 1998, among WESCO International, Inc. and certain security holders of WESCO International, Inc. named therein.	Incorporated by reference to Exhibit 10.19 to WESCO’s Registration Statement on Form S-4 (No. 333-43225)

10.24	Employment Agreement, dated as of June 5, 1998, between WESCO Distribution, Inc. and Roy W. Haley.	Incorporated by reference to Exhibit 10.20 to WESCO’s Registration Statement on Form S-4 (No. 333-43225)

10.25	Employment Agreement, dated as of July 29, 2004, between WESCO International, Inc. and John Engel.	Incorporated by reference to Exhibit 10.1 to WESCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004

10.26	Employment Agreement, dated as of December 15, 2005, between WESCO International, Inc. and Stephen A. Van Oss.	Incorporated by reference to Exhibit 10.26 to WESCO’s Annual Report on Form 10-K for the year ended December 31, 2005

Exhibit No.	Description of Exhibit	Prior Filing or Sequential Page Number
10.27	Amended and Restated Credit Agreement, dated as of September 28, 2005, by and among WESCO Distribution, Inc., the other credit parties signatory thereto from time to time, General Electric Capital Corporation, as Agent and U.S. Lender, GECC Capital Markets Group, as Lead Arranger, GE Canada Finance Holding Company, as Canadian Agent and a Canadian Lender, Bank of America, N.A., as Syndication Agent, and The CIT Group/Business Credit, Inc. and Citizens Bank of Pennsylvania, as Co-Documentation Agents.	Incorporated by reference to Exhibit 10.1 to WESCO’s Current Report on Form 8-K, September 28, 2005

10.28	Intercreditor Agreement, dated as of March 19, 2002, among PNC Bank, National Association, General Electric Capital Corporation, WESCO Receivables Corp., WESCO Distribution, Inc., Fifth Third Bank, N.A., Mellon Bank, N.A., The Bank of Nova Scotia, Herning Enterprises, Inc. and WESCO Equity Corporation.	Incorporated by reference to Exhibit 10.21 to WESCO’s Annual Report on Form 10-K for the year ended December 31, 2001

10.29	Second Amended and Restated Receivables Purchase Agreement dated as of September 2, 2003 among WESCO Receivables Corp., WESCO Distribution, Inc., and the Lenders identified therein.	Incorporated by reference to Exhibit 10.1 to WESCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003

10.30	Second Amendment to Second Amended and Restated Receivables Purchase Agreement and Waiver, dated August 31, 2004.	Incorporated by reference to Exhibit 10.4 to WESCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004

10.31	Third Amendment to Second Amended and Restated Receivables Purchase Agreement, dated September 23, 2004.	Incorporated by reference to Exhibit 10.5 to WESCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004

10.32	Sixth Amendment to Second Amended and Restated Receivables Purchase Agreement, dated October 4, 2005.	Incorporated by reference to Exhibit 10.2 to WESCO’s Current Report on Form 8-K, September 28, 2005

10.33	Seventh Amendment to Second Amended and Restated Receivables Purchase Agreement, dated December 29, 2006.	Incorporated by reference to Exhibit 10.1 to WESCO’s Current Report on Form 8-K, December 29, 2006

10.34	Eighth Amendment to Second Amended and Restated Receivables Purchase Agreement, dated February 22, 2007.	Incorporated by reference to Exhibit 10.1 to WESCO’s Current Report on Form 8-K, February 22, 2007

10.35	Loan Agreement between Bear Stearns Commercial Mortgage, Inc. and WESCO Real Estate IV, LLC, dated December 13, 2002.	Incorporated by reference to Exhibit 10.26 to WESCO’s Annual Report on Form 10-K for the year ended December 31, 2002

10.36	Guaranty of Non-Recourse Exceptions Agreement dated December 13, 2002 by WESCO International, Inc. in favor of Bear Stearns Commercial Mortgage, Inc.	Incorporated by reference to Exhibit 10.29 to WESCO’s Annual Report on Form 10-K for the year ended December 31, 2002

10.37	Environmental Indemnity Agreement dated December 13, 2002 made by WESCO Real Estate IV, Inc. and WESCO International, Inc. in favor of Bear Stearns Commercial Mortgage, Inc.	Incorporated by reference to Exhibit 10.30 to WESCO’s Annual Report on Form 10-K for the year ended December 31, 2002

Exhibit No.	Description of Exhibit	Prior Filing or Sequential Page Number
10.38	Asset Purchase Agreement, dated as of September 11, 1998, among Bruckner Supply Company, Inc. and WESCO Distribution, Inc.	Incorporated by reference to Exhibit 2.01 to WESCO’s Current Report on Form 8-K, dated September 11, 1998

10.39	Amendment dated March 29, 2002 to Asset Purchase Agreement, dated as of September 11, 1998, among Bruckner Supply Company, Inc. and WESCO Distribution, Inc.	Incorporated by reference to Exhibit 10.25 to WESCO’s Annual Report on Form 10-K for the year ended December 31, 2002

10.40	Agreement and Plan of Merger, dated August 16, 2005, by and among Carlton-Bates Company, the shareholders of Carlton-Bates Company signatory thereto, the Company Representative (as defined therein), WESCO Distribution, Inc. and C-B WESCO, Inc.	Incorporated by reference to Exhibit 10.3 to WESCO’s Current Report on Form 8-K, dated September 28, 2005

10.41	First Amendment to the Third Amended and Restated Credit Agreement dated November 15, 2007.	Filed herewith

10.42	Second Amendment to the Third Amended and Restated Credit Agreement dated December 14, 2007.	Filed herewith

12.1	Statement re computation of ratios.	Filed herewith

21.1	Significant Subsidiaries of WESCO.	Filed herewith

23.1	Consent of PricewaterhouseCoopers LLP.	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act.	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act.	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith
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

WESCO INTERNATIONAL, INC.
By:	/s/ ROY W. HALEY
	Name:	Roy W. Haley
	Title:	Chairman of the Board and Chief Executive Officer
	Date:	February 29, 2008

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROY W. HALEY	Chairman and Chief Executive Officer
Roy W. Haley	(Principal Executive Officer)	February 29, 2008

/s/ STEPHEN A. VAN OSS	Senior Vice President and Chief Financial	February 29, 2008
Stephen A. Van Oss	and Administrative Officer (Principal Financial and Accounting Officer)

/s/ JAMES L. SINGLETON	Director	February 29, 2008
James L. Singleton

/s/ ROBERT J. TARR, JR.	Director	February 29, 2008
Robert J. Tarr, Jr.

/s/ KENNETH L. WAY	Director	February 29, 2008
Kenneth L. Way

/s/ GEORGE L. MILES, JR.	Director	February 29, 2008
George L. Miles, Jr.

/s/ SANDRA BEACH LIN	Director	February 29, 2008
Sandra Beach Lin

/s/ WILLIAM J. VARESCHI	Director	February 29, 2008
William J. Vareschi

/s/ STEVEN A. RAYMUND	Director	February 29, 2008
Steven A. Raymund

/s/ LYNN M. UTTER	Director	February 29, 2008
Lynn M. Utter

Schedule II—Valuation and Qualifying Accounts

			Col. C
	Col. A		(In thousands)
	Balance at	Col. B	Charged to		Col. E
	Beginning	Charged to	Other	Col. D	Balance at
(in thousands)	of Period	Expense	Accounts(1)	Deductions(2)	End of Period
Allowance for doubtful accounts:
Year ended December 31, 2007	$12,641	$2,182	$5,526	$(2,931)	$17,418
Year ended December 31, 2006	12,609	3,810	8,971	(12,749)	12,641
Year ended December 31, 2005	12,481	8,601	$1,543	(10,016)	12,609

(1)	Represents allowance for doubtful accounts in connection with certain acquisitions and the on-balance sheet treatment of the AR Securitization Facility.

(2)	Includes a reduction in the allowance for doubtful accounts due to write-off of accounts receivable.

			Col. C
	Col. A		(In thousands)
	Balance at	Col. B	Charged to		Col. E
	Beginning	Charged to	Other	Col. D	Balance at
(in thousands)	of Period	Expense	Accounts(1)	Deductions(2)	End of Period
Inventory reserve:
Year ended December 31, 2007	$22,978	$8,023	$7	$(10,729)	$20,279
Year ended December 31, 2006	12,466	5,967	12,296	(7,751)	22,978
Year ended December 31, 2005	10,070	4,081	1,840	(3,525)	12,466

(1)	Represents inventory reserves in connection with certain acquisitions.

(2)	Includes a reduction in the inventory reserve due to disposal of inventory.

			Col. C
	Col. A		(In thousands)
	Balance at	Col. B	Charged to		Col. E
	Beginning	Charged to	Other	Col. D	Balance at
(in thousands)	of Period	Expense	Accounts(1)	Deductions(2)	End of Period
Income tax valuation allowance:
Year ended December 31, 2007	$13,055	$(13,055)	$—	$—	$—
Year ended December 31, 2006	15,693	(2,638)	—	—	13,055
Year ended December 31, 2005	13,439	2,254	—	—	15,693