Form 10-K/A
period 2007-12-31
WESCO INTERNATIONAL INC
filed 2008-03-05
CIK 929008

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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

EXPLANATORY NOTE
     This Amendment No. 1 to our Annual Report on Form 10-K amends Item 8, Financial Statements and Supplementary Data, of Part II and Item 15, Exhibits and Financial Statement Schedules, of Part IV of our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on February 29, 2008. Due to a clerical error, the name of our independent registered public accounting firm was inadvertently omitted from its report appearing in such Item 8. Prior to our filing of our Annual Report on Form 10-K, our independent registered public accounting firm provided executed copies of both its report and its consent, which was filed as Exhibit 23.1. There are no other changes to Item 8 of Part II other than the inclusion of the name of our independent registered public accounting firm in its report appearing in such Item 8.

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
/s/ PricewaterhouseCoopers LLP

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

\

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

(2)	Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts

(b)	Exhibits

Exhibit No.	Description of Exhibit	Prior Filing or Sequential Page Number
2.1	Recapitalization Agreement, dated as of March 27, 1998, among Thor Acquisitions L.L.C., WESCO International, Inc. (formerly known as CDW Holding Corporation) and certain security holders of WESCO International, Inc.	Incorporated by reference to Exhibit 2.1 to WESCO’s Registration Statement on Form S-4 (No. 333-43225)

3.1	Restated Certificate of Incorporation of WESCO International, Inc.	Incorporated by reference to Exhibit 3.1 to WESCO’s Registration Statement on Form S-4 (No. 333-70404)

3.2	By-laws of WESCO International, Inc.	Incorporated by reference to Exhibit 3.2 to WESCO’s Registration Statement on Form S-4 (No. 333-70404)

4.1	Indenture, dated as of September 22, 2005, by and among WESCO International, Inc., WESCO Distribution, Inc. and J.P. Morgan Trust Company, National Association, as Trustee.	Incorporated by reference to Exhibit 4.1 to WESCO’s Current Report on Form 8-K, dated September 21, 2005

4.2	Form of 2.625% Convertible Senior Debenture due 2025 (included in Exhibit 4.1).	Incorporated by reference to Exhibit 4.3 to WESCO’s Current Report on Form 8-K, dated September 21, 2005

4.3	Indenture, dated as of September 22, 2005, by and among WESCO International, Inc., WESCO Distribution, Inc. and J.P. Morgan Trust Company, National Association, as Trustee.	Incorporated by reference to Exhibit 4.4 to WESCO’s Current Report on Form 8-K, dated September 21, 2005

4.4	Form of 7.50% Senior Subordinated Note due 2017, (included in Exhibit 4.3).	Incorporated by reference to Exhibit 4.6 to WESCO’s Current Report on Form 8-K, dated September 21, 2005

10.1	CDW Holding Corporation Stock Purchase Plan.	Incorporated by reference to Exhibit 10.1 to WESCO’s Registration Statement on Form S-4 (No. 333-43225)

10.2	Form of Stock Subscription Agreement.	Incorporated by reference to Exhibit 10.2 to WESCO’s Registration Statement on Form S-4 (No. 333-43225)

Exhibit No.	Description of Exhibit	Prior Filing or Sequential Page Number
10.3	CDW Holding Corporation Stock Option Plan.	Incorporated by reference to Exhibit 10.3 to WESCO’s Registration Statement on Form S-4 (No. 333-43225)

10.4	Amendment to CDW Holding Corporation Stock Option Plan	Incorporated by reference to Exhibit 10.1 to WESCO’s Current Report on Form 8-K, dated March 2, 2006

10.5	Form of Stock Option Agreement.	Incorporated by reference to Exhibit 10.4 to WESCO’s Registration Statement on Form S-4 (No. 333-43225)

10.6	Form of Amendment to Stock Option Agreement.	Incorporated by reference to Exhibit 10.2 to WESCO’s Current Report on Form 8-K, dated March 2, 2006

10.7	CDW Holding Corporation Stock Option Plan for Branch Employees.	Incorporated by reference to Exhibit 10.5 to WESCO’s Registration Statement on Form S-4 (No. 333-43225)

10.8	Amendment to CDW Holding Corporation Stock Option Plan for Branch Employees.	Incorporated by reference to Exhibit 10.3 to WESCO’s Current Report on Form 8-K, dated March 2, 2006

10.9	Form of Branch Stock Option Agreement.	Incorporated by reference to Exhibit 10.6 to WESCO’s Registration Statement on Form S-4 (No. 333-43225)

10.10	Form of Amendment to Branch Stock Option Agreement.	Incorporated by reference to Exhibit 10.4 to WESCO’s Current Report on Form 8-K, dated March 2, 2006

10.11	WESCO International, Inc. 1998 Stock Option Plan.	Incorporated by reference to Exhibit 10.1 to WESCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998

10.12	Amendment to WESCO International, Inc. 1998 Stock Option Plan.	Incorporated by reference to Exhibit 10.5 to WESCO’s Current Report on Form 8-K dated March 2, 2006

10.13	Form of Management Stock Option Agreement.	Incorporated by reference to Exhibit 10.2 to WESCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998

10.14	Form of Amendment to Management Stock Option Agreement.	Incorporated by reference to Exhibit 10.6 to WESCO’s Current Report on Form 8-K dated March 2, 2006

10.15	1999 Deferred Compensation Plan for Non-Employee Directors.	Incorporated by reference to Exhibit 10.22 to WESCO’s Annual Report on Form 10-K for the year ended December 31, 1998

10.16	1999 Long-Term Incentive Plan.	Incorporated by reference to Exhibit 10.22 to WESCO’s Registration Statement on Form S-1 (No. 333-73299)

Exhibit No.	Description of Exhibit	Prior Filing or Sequential Page Number
10.17	Office Lease Agreement, dated as of May 24, 1995, by and between Commerce Court Property Holding Trust, as Landlord, and WESCO Distribution, Inc., as Tenant, as amended by First Amendment to Lease, dated as of June 1995 and by Second Amendment to Lease, dated as of December 29, 1995.	Incorporated by reference to Exhibit 10.10 to WESCO’s Registration Statement on Form S-4 (No. 333-43225)

10.18	Lease, dated as of April 1, 1992, by and between The E.T. Hermann and Jane D. Hermann 1978 Living Trust and Westinghouse Electric Corporation, as renewed by the renewal letter, dated as of December 13, 1996, from WESCO Distribution, Inc., as successor in interest to Westinghouse Electric Corporation, to Utah State Retirement Fund, as successor in interest to The E.T. Hermann and Jane D. Hermann 1978 Living Trust.	Incorporated by reference to Exhibit 10.11 to WESCO’s Registration Statement on Form S-4 (No. 333-43225)

10.19	Third Amendment to Lease, dated as of December 22, 2004, by and between US Institutional Real Estate Equities, L.P., as successor in interest to Utah State Retirement Fund and The E.T. Hermann and Jane D. Hermann 1978 Living Trust, and WESCO Distribution, Inc., as successor in interest to Westinghouse Electric Corporation.	Incorporated by reference to Exhibit 10.19 to WESCO’s Annual Report on Form 10-K for the year ended December 31, 2005

10.20	Agreement of Lease, dated as of September 3, 1998, by and between Atlantic Construction, Inc., as landlord, and WESCO Distribution-Canada, Inc., as tenant, as renewed by the Renewal Agreement, dated April 14, 2004, by and between Atlantic Construction, Inc., as landlord, and WESCO Distribution-Canada, Inc., as tenant.	Incorporated by reference to Exhibit 10.20 to WESCO’s Annual Report on Form 10-K for the year ended December 31, 2005

10.21	Lease dated December 13, 2002 between WESCO Distribution, Inc. and WESCO Real Estate IV, LLC.	Incorporated by reference to Exhibit 10.27 to WESCO’s Annual Report on Form 10-K for the year ended December 31, 2002

10.22	Lease Guaranty dated December 13, 2002 by WESCO International, Inc. in favor of WESCO Real Estate IV, LLC.	Incorporated by reference to Exhibit 10.28 to WESCO’s Annual Report on Form 10-K for the year ended December 31, 2002

10.23	Amended and Restated Registration and Participation Agreement, dated as of June 5, 1998, among WESCO International, Inc. and certain security holders of WESCO International, Inc. named therein.	Incorporated by reference to Exhibit 10.19 to WESCO’s Registration Statement on Form S-4 (No. 333-43225)

10.24	Employment Agreement, dated as of June 5, 1998, between WESCO Distribution, Inc. and Roy W. Haley.	Incorporated by reference to Exhibit 10.20 to WESCO’s Registration Statement on Form S-4 (No. 333-43225)

10.25	Employment Agreement, dated as of July 29, 2004, between WESCO International, Inc. and John Engel.	Incorporated by reference to Exhibit 10.1 to WESCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004

10.26	Employment Agreement, dated as of December 15, 2005, between WESCO International, Inc. and Stephen A. Van Oss.	Incorporated by reference to Exhibit 10.26 to WESCO’s Annual Report on Form 10-K for the year ended December 31, 2005

Exhibit No.	Description of Exhibit	Prior Filing or Sequential Page Number
10.27	Amended and Restated Credit Agreement, dated as of September 28, 2005, by and among WESCO Distribution, Inc., the other credit parties signatory thereto from time to time, General Electric Capital Corporation, as Agent and U.S. Lender, GECC Capital Markets Group, as Lead Arranger, GE Canada Finance Holding Company, as Canadian Agent and a Canadian Lender, Bank of America, N.A., as Syndication Agent, and The CIT Group/Business Credit, Inc. and Citizens Bank of Pennsylvania, as Co-Documentation Agents.	Incorporated by reference to Exhibit 10.1 to WESCO’s Current Report on Form 8-K, September 28, 2005

10.28	Intercreditor Agreement, dated as of March 19, 2002, among PNC Bank, National Association, General Electric Capital Corporation, WESCO Receivables Corp., WESCO Distribution, Inc., Fifth Third Bank, N.A., Mellon Bank, N.A., The Bank of Nova Scotia, Herning Enterprises, Inc. and WESCO Equity Corporation.	Incorporated by reference to Exhibit 10.21 to WESCO’s Annual Report on Form 10-K for the year ended December 31, 2001

10.29	Second Amended and Restated Receivables Purchase Agreement dated as of September 2, 2003 among WESCO Receivables Corp., WESCO Distribution, Inc., and the Lenders identified therein.	Incorporated by reference to Exhibit 10.1 to WESCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003

10.30	Second Amendment to Second Amended and Restated Receivables Purchase Agreement and Waiver, dated August 31, 2004.	Incorporated by reference to Exhibit 10.4 to WESCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004

10.31	Third Amendment to Second Amended and Restated Receivables Purchase Agreement, dated September 23, 2004.	Incorporated by reference to Exhibit 10.5 to WESCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004

10.32	Sixth Amendment to Second Amended and Restated Receivables Purchase Agreement, dated October 4, 2005.	Incorporated by reference to Exhibit 10.2 to WESCO’s Current Report on Form 8-K, September 28, 2005

10.33	Seventh Amendment to Second Amended and Restated Receivables Purchase Agreement, dated December 29, 2006.	Incorporated by reference to Exhibit 10.1 to WESCO’s Current Report on Form 8-K, December 29, 2006

10.34	Eighth Amendment to Second Amended and Restated Receivables Purchase Agreement, dated February 22, 2007.	Incorporated by reference to Exhibit 10.1 to WESCO’s Current Report on Form 8-K, February 22, 2007

10.35	Loan Agreement between Bear Stearns Commercial Mortgage, Inc. and WESCO Real Estate IV, LLC, dated December 13, 2002.	Incorporated by reference to Exhibit 10.26 to WESCO’s Annual Report on Form 10-K for the year ended December 31, 2002

10.36	Guaranty of Non-Recourse Exceptions Agreement dated December 13, 2002 by WESCO International, Inc. in favor of Bear Stearns Commercial Mortgage, Inc.	Incorporated by reference to Exhibit 10.29 to WESCO’s Annual Report on Form 10-K for the year ended December 31, 2002

10.37	Environmental Indemnity Agreement dated December 13, 2002 made by WESCO Real Estate IV, Inc. and WESCO International, Inc. in favor of Bear Stearns Commercial Mortgage, Inc.	Incorporated by reference to Exhibit 10.30 to WESCO’s Annual Report on Form 10-K for the year ended December 31, 2002

Exhibit No.	Description of Exhibit	Prior Filing or Sequential Page Number
10.38	Asset Purchase Agreement, dated as of September 11, 1998, among Bruckner Supply Company, Inc. and WESCO Distribution, Inc.	Incorporated by reference to Exhibit 2.01 to WESCO’s Current Report on Form 8-K, dated September 11, 1998

10.39	Amendment dated March 29, 2002 to Asset Purchase Agreement, dated as of September 11, 1998, among Bruckner Supply Company, Inc. and WESCO Distribution, Inc.	Incorporated by reference to Exhibit 10.25 to WESCO’s Annual Report on Form 10-K for the year ended December 31, 2002

10.40	Agreement and Plan of Merger, dated August 16, 2005, by and among Carlton-Bates Company, the shareholders of Carlton-Bates Company signatory thereto, the Company Representative (as defined therein), WESCO Distribution, Inc. and C-B WESCO, Inc.	Incorporated by reference to Exhibit 10.3 to WESCO’s Current Report on Form 8-K, dated September 28, 2005

10.41	First Amendment to the Third Amended and Restated Credit Agreement dated November 15, 2007.	Incorporated by reference to Exhibit 10.41 to WESCO’s Annual Report on Form 10-K for the year ended December 31, 2007

10.42	Second Amendment to the Third Amended and Restated Credit Agreement dated December 14, 2007.	Incorporated by reference to Exhibit 10.42 to WESCO’s Annual Report on Form 10-K for the year ended December 31, 2007

12.1	Statement re computation of ratios.	Incorporated by reference to Exhibit 12.1 to WESCO’s Annual Report on Form 10-K for the year ended December 31, 2007

21.1	Significant Subsidiaries of WESCO.	Incorporated by reference to Exhibit 21.1 to WESCO’s Annual Report on Form 10-K for the year ended December 31, 2007

23.1	Consent of PricewaterhouseCoopers LLP.	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act.	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act.	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith
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

WESCO INTERNATIONAL, INC.
By:	/s/ Roy W. Haley
	Name:	Roy W. Haley
	Title:	Chairman of the Board and Chief Executive Officer
	Date:	March 5, 2008

Schedule II—Valuation and Qualifying Accounts

			Col. C
	Col. A		(In thousands)
	Balance at	Col. B	Charged to		Col. E
	Beginning	Charged to	Other	Col. D	Balance at
(in thousands)	of Period	Expense	Accounts(1)	Deductions(2)	End of Period
Allowance for doubtful accounts:
Year ended December 31, 2007	$12,641	$2,182	$5,526	$(2,931)	$17,418
Year ended December 31, 2006	12,609	3,810	8,971	(12,749)	12,641
Year ended December 31, 2005	12,481	8,601	$1,543	(10,016)	12,609

(1)	Represents allowance for doubtful accounts in connection with certain acquisitions and the on-balance sheet treatment of the AR Securitization Facility.

(2)	Includes a reduction in the allowance for doubtful accounts due to write-off of accounts receivable.

			Col. C
	Col. A		(In thousands)
	Balance at	Col. B	Charged to		Col. E
	Beginning	Charged to	Other	Col. D	Balance at
(in thousands)	of Period	Expense	Accounts(1)	Deductions(2)	End of Period
Inventory reserve:
Year ended December 31, 2007	$22,978	$8,023	$7	$(10,729)	$20,279
Year ended December 31, 2006	12,466	5,967	12,296	(7,751)	22,978
Year ended December 31, 2005	10,070	4,081	1,840	(3,525)	12,466

(1)	Represents inventory reserves in connection with certain acquisitions.

(2)	Includes a reduction in the inventory reserve due to disposal of inventory.

			Col. C
	Col. A		(In thousands)
	Balance at	Col. B	Charged to		Col. E
	Beginning	Charged to	Other	Col. D	Balance at
(in thousands)	of Period	Expense	Accounts(1)	Deductions(2)	End of Period
Income tax valuation allowance:
Year ended December 31, 2007	$13,055	$(13,055)	$—	$—	$—
Year ended December 31, 2006	15,693	(2,638)	—	—	13,055
Year ended December 31, 2005	13,439	2,254	—	—	15,693