Form 10-Q
period 2008-03-31
WESCO INTERNATIONAL INC
filed 2008-05-12
CIK 929008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
      As of May 8, 2008, WESCO International, Inc. had 42,124,519 shares of common stock outstanding.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

		Page

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007 (unaudited)	2
	Condensed Consolidated Statements of Income for the three months ended March 31, 2008 and 2007 (unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2007 (unaudited)	4
	Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	22

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 6.	Exhibits	23

	Exhibit 10.42
	Signatures and Certifications
	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32.1
	Exhibit 32.1
EX-10.42
EX-31.1
EX-31.2
EX-32.1
EX-32.2

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
Amounts in thousands, except share data	2008	2007

Assets
Current Assets:
Cash and cash equivalents	$94,432	$72,297
Trade accounts receivable, net of allowance for doubtful accounts of $17,541 and $17,418 in 2008 and 2007, respectively (Note 5)	864,127	844,514
Other accounts receivable	31,101	44,783
Inventories, net	615,281	666,027
Current deferred income taxes	3,146	4,026
Income taxes receivable	17,916	38,793
Prepaid expenses and other current assets	11,152	10,059

Total current assets	1,637,155	1,680,499
Property, buildings and equipment, net	110,505	104,119
Intangible assets, net	94,271	133,791
Goodwill	855,833	924,358
Investment in subsidiary	47,267	—
Deferred income taxes	13,743	—
Other assets	31,368	17,120

Total assets	$2,790,142	$2,859,887

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$638,821	$626,293
Accrued payroll and benefit costs	36,825	51,415
Short-term debt (Note 5)	486,000	502,300
Current portion of long-term debt	2,706	2,676
Deferred acquisition payable	1,284	1,285
Bank overdrafts	44,087	58,948
Other current liabilities	64,837	49,008

Total current liabilities	1,274,560	1,291,925
Long-term debt	748,022	811,311
Deferred income taxes	109,182	118,084
Other noncurrent liabilities	29,739	30,091

Total liabilities	$2,161.503	$2,251,411

Commitments and contingencies (Note 8)

Stockholders’ Equity:
Preferred stock, $.01 par value; 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 210,000,000 shares authorized, 54,866,936 and 54,663,418 shares issued and 42,715,309 and 43,144,032 shares outstanding in 2008 and 2007, respectively	549	546
Class B nonvoting convertible common stock, $.01 par value; 20,000,000 shares authorized, 4,339,431 issued and no shares outstanding in 2008 and 2007, respectively	43	43
Additional capital	815,759	808,739
Retained earnings	329,624	284,794
Treasury stock, at cost; 16,491,058 and 15,858,817 shares in 2008 and 2007, respectively	(536,411)	(511,478)
Accumulated other comprehensive income	19,075	25,832

Total stockholders’ equity	628,639	608,476

Total liabilities and stockholders’ equity	$2,790,142	$2,859,887

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31,
Amounts in thousands, except per share data	2008	2007

Net sales	$1,465,206	$1,450,556
Cost of goods sold (excluding depreciation and amortization below)	1,169,561	1,151,533
Selling, general and administrative expenses	211,639	207,558
Depreciation and amortization	6,933	8,930

Income from operations	77,073	82,535

Interest expense, net (Note 5)	14,563	12,220
Other income (Note 6)	(2,744)	—

Income before income taxes	65,254	70,315

Provision for income taxes	20,424	22,157

Net income	$44,830	$48,158

Earnings per share (Note 4):
Basic:	$1.05	$0.98

Diluted	$1.02	$0.93

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31,
Amounts in thousands	2008	2007
Operating Activities:
Net income	$44,830	$48,158
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,933	8,930
Amortization of debt issuance costs	948	969
Deferred income taxes	—	(1,453)
Stock-based compensation expense	3,223	3,268
Gain on sale of property, buildings and equipment	—	(149)
Loss on sale of subsidiary	3,005	—
Equity income	(2,744)	—
Excess tax benefit from stock-based compensation (Note 3)	(1,568)	(14,919)
Interest related to uncertain tax positions (Note 11)	232	—
Changes in assets and liabilities Trade and other receivables, net	(16,896)	(34,640)
Inventories, net	26,904	7,770
Prepaid expenses and other current assets	8,211	27,741
Accounts payable	23,418	55,898
Accrued payroll and benefit costs	(14,468)	(28,753)
Other current and noncurrent liabilities	9,933	2,981

Net cash provided by operating activities	91,961	75,801

Investing Activities:
Capital expenditures	(11,319)	(2,848)
Acquisition payments	(96)	(3,553)
Proceeds from sale of subsidiary	60,000	—
Proceeds from sale of assets	13	—

Net cash provided (used) by investing activities	48,598	(6,401)

Financing Activities:
Proceeds from issuance of long-term debt	324,500	332,000
Repayments of long-term debt	(404,133)	(227,656)
Debt issuance costs	—	(287)
Proceeds from the exercise of stock options	2,233	5,493
Excess tax benefit from stock-based compensation (Note 3)	1,568	14,919
Repurchase of common stock	(24,933)	(207,229)
Decrease in bank overdrafts	(14,862)	(4,089)
Payments on capital lease obligations	(499)	(407)

Net cash used by financing activities	(116,126)	(87,256)

Effect of exchange rate changes on cash and cash equivalents	(2,298)	(170)

Net change in cash and cash equivalents	22,135	(18,026)
Cash and cash equivalents at the beginning of period	72,297	73,395

Cash and cash equivalents at the end of period	$94,432	$55,369

Supplemental disclosures:
Non-cash investing and financing activities:
Property, plant and equipment acquired through capital leases	574	598
Issuance of treasury stock	—	187
The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. ORGANIZATION
     WESCO International, Inc. and its subsidiaries (collectively, “WESCO” or the “Company”), headquartered in Pittsburgh, Pennsylvania, is a full-line distributor of electrical supplies and equipment and is a provider of integrated supply procurement services with operations in the United States, Canada, Mexico, the United Kingdom, Nigeria, United Arab Emirates and Singapore. WESCO currently operates more than 400 full service branch locations and seven distribution centers (five in the United States and two in Canada.)
2. ACCOUNTING POLICIES
     Basis of Presentation
     The unaudited condensed consolidated financial statements of WESCO have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in WESCO’s 2007 Annual Report on Form 10-K filed with the SEC. The December 31, 2007 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.
     The unaudited condensed consolidated balance sheet as of March 31, 2008, the unaudited condensed consolidated statements of income for the three months ended March 31, 2008 and 2007, respectively, and the unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2008 and 2007, respectively, in the opinion of management, have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair statement of the results of the interim periods. All adjustments reflected in the unaudited condensed consolidated financial statements are of a normal recurring nature unless indicated. Results for the interim periods presented are not necessarily indicative of the results to be expected for the full year.
     Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies whenever other accounting standards require or permit assets or liabilities to be measured at fair value but does not expand the use of fair value to new accounting transactions and does not apply to pronouncements that address share-based payment transactions. On February 12, 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-2, Effective Date of SFAS No. 157. The FSP amends SFAS 157 to delay the effective date of SFAS 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually) to fiscal years beginning after November 15, 2008. Except for the delay for nonfinancial assets and liabilities, SFAS 157 was effective for fiscal years beginning after November 15, 2007. Consistent with its requirements, WESCO adopted SFAS 157 for its financial assets and liabilities on January 1, 2008. WESCO’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, bank overdrafts and debt. The Company believes that the recorded values of its financial instruments, except for long-term debt, approximate fair value because of their nature and respective duration. The adoption of SFAS 157 did not impact WESCO’s financial position, results of operations, or cash flows. WESCO is currently evaluating the effect that the implementation of FSP 157-2 will have on its financial position, results of operations and cash flows.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities (“SFAS 159”) which provides companies with an option to report certain financial assets and liabilities at fair value, with changes in value recognized in earnings each reporting period. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 was effective for fiscal years beginning after November 15, 2007. Consistent with its requirements, WESCO adopted SFAS 159 on January 1, 2008. WESCO did not elect to value its debt with the fair value option in accordance with SFAS 159. Therefore, the adoption of SFAS 159 did not impact WESCO’s financial position, results of operations, or cash flows.
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
3. STOCK-BASED COMPENSATION
     WESCO’s stock-based employee compensation plans are comprised of stock options and stock-settled stock appreciation rights. During the year ended December 31, 2003, WESCO adopted the provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Beginning January 1, 2006, WESCO adopted SFAS No. 123 (revised 2004), Share-Based Payment(“SFAS 123R”) , using the modified prospective method. Under SFAS 123R, compensation cost for all stock-based awards is measured at fair value on the date of grant and compensation cost is recognized, net of estimated forfeitures, over the service period for awards expected to vest. The fair value of stock-based awards is determined using the Black-Scholes valuation model. The forfeiture assumption is based on WESCO’s historical employee behavior that is reviewed on an annual basis. No dividends are assumed.
     During the three months ended March 31, 2008, WESCO granted the following stock-settled stock appreciation rights at the following weighted average assumptions:

Three Months
Ended March 31,
2008
Stock-settled appreciations rights granted	1,800
Risk free interest rate	2.5%
Expected life	4 years
Expected volatility	38%
     There were no stock-settled stock appreciation rights granted during the three months ended March 31, 2007. For the three months ended March 31, 2008, the weighted average fair value per equity award granted was $13.03.
     WESCO recognized $3.2 million and $3.3 million of non-cash stock-based compensation expense, which is included in selling, general and administrative expenses, for the three months ended March 31, 2008 and 2007, respectively. As of March 31, 2008, there was $16.4 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements for all awards previously made, of which approximately $7.6 million is expected to be recognized over the remainder of 2008, $6.5 million in 2009, $2.2 million in 2010 and $0.1 million in 2011.
     During the three months ended March 31, 2008 and 2007, the total intrinsic value of awards exercised was $5.5 million and $42.7 million, respectively, and the total amount of cash received from the exercise of options was $2.2 million and $5.5 million, respectively. The tax benefit associated with the exercise of awards for the three months ended March 31, 2008 and 2007 totaled $1.6 million and $14.9 million, respectively, and was recorded as a credit to additional paid-in capital.

     The following table sets forth a summary of both stock options and stock appreciation rights and related information for the three months ended March 31, 2008:

		Weighted	Weighted Average
		Average	Remaining	Aggregate
		Exercise	Contractual Term	Intrinsic Value
	Awards	Price	(In Years)	(In Thousands)
Outstanding at December 31, 2007	4,213,863	$28.85
Granted	1,800	38.94
Exercised	(208,749)	11.22
Forfeited	(5,416)	59.31

Outstanding at March 31, 2008	4,001,498	29.74	5.8	$55,899

Exercisable at March 31, 2008	2,764,269	$18.47	4.5	$54,381

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
     The following table sets forth the details of basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2008	2007
Amounts in thousands, except share and per share data
Net income reported	$44,830	$48,158

Weighted average common shares outstanding used in computing basic earnings per share	42,741,818	48,901,184
Common shares issuable upon exercise of dilutive stock options	1,291,654	1,893,300
Common shares issuable from contingently convertible debentures (see note below for basis of calculation)	—	1,212,411

Weighted average common shares outstanding and common share equivalents used in computing diluted earnings per share	44,033,472	52,006,895

Earnings per share:
Basic	$1.05	$0.98
Diluted	$1.02	$0.93
     For the three months ended March 31, 2008 and 2007, the computation of diluted earnings per share excluded stock-settled stock appreciation rights of approximately 1.1 million and 0.5 million at weighted average exercise prices of $63.19 per share and $68.88 per share, respectively. These amounts were excluded because their effect would have been antidilutive.
     Under EITF Issue No. 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share, and EITF Issue No. 90-19, Convertible Bonds with Issuer Option to Settle for Cash upon Conversion, and because of WESCO’s obligation to settle the par value of the 2.625% Convertible Senior Debentures due 2025 (the “2025 Debentures”) and the 1.75% Convertible Senior Debentures due 2026 (the “2026 Debentures” and collectively with the 2025 Debentures, the “Debentures”) in cash, WESCO is not required to include any shares underlying the Debentures in its diluted weighted average shares outstanding until the average stock price per share for the period exceeds the conversion price of the respective Debentures. At such time, only the number of shares that would be issuable (under the “treasury” method of accounting for share dilution) would be included, which is based upon the amount by which the average stock price exceeds the conversion price. The conversion prices of the 2026 Debentures and 2025 Debentures are $88.15 and $41.86, respectively. Share dilution is limited to a maximum of 3,403,110 shares for the 2026 Debentures and 3,583,080 shares for the 2025 Debentures. Since the average stock price for the three months ended March 31, 2008 was less than the conversion prices, there was no impact of the Debentures on diluted earnings per share. For the three months ended March 31, 2007, the effect of the 2025 Debentures on diluted earnings per share was a decrease of $0.02.

5. ACCOUNTS RECEIVABLE SECURITIZATION
     WESCO maintains a $500 million accounts receivable securitization program (the “Receivables Facility”) that has a three year term and is subject to renewal in May 2010. Under the Receivables Facility, WESCO sells, on a continuous basis, an undivided interest in all domestic accounts receivable to WESCO Receivables Corporation, a wholly owned, special purpose entity (“SPE”). The SPE sells, without recourse, a senior undivided interest in the receivables to third-party conduits and financial institutions for cash while maintaining a subordinated undivided interest in a portion of the receivables, in the form of overcollateralization. WESCO has agreed to continue servicing the sold receivables for the third-party conduits and financial institutions at market rates; accordingly, no servicing asset or liability has been recorded.
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
     As of March 31, 2008 and December 31, 2007, accounts receivable eligible for securitization totaled approximately $602.7 million and $604.0 million, respectively. The consolidated balance sheets as of March 31, 2008 and December 31, 2007 reflect $483.0 million and $480.0 million, respectively, of account receivable balances legally sold to third parties, as well as the related borrowings for equal amounts.
     Interest expense and other costs associated with the Receivables Facility totaled $5.5 million and $6.2 million for the three months ended March 31, 2008 and 2007, respectively. At March 31, 2008, the interest rate on borrowings under this facility was approximately 4.2%.
6. EQUITY INVESTMENT
     During the quarter ended March 31, 2008, WESCO and Deutsch Engineering Connecting Devices, Inc. (“Deutsch”) completed a previously announced transaction with respect to WESCO’s LADD operations, which resulted in a joint venture in which Deutsch owns a 60% interest and WESCO owns a 40% interest. Deutsch paid to WESCO aggregate consideration of approximately $75 million, consisting of $60 million in cash plus a $15 million promissory note, which is included in other assets in the consolidated balance sheet. Deutsch is entitled, but not obliged, to acquire the remaining 40% after January 1, 2010. As a result of this transaction, WESCO recognized an after-tax loss of approximately $2.1 million and removed from the consolidated balance sheet net assets of approximately $119.6 million, of which $68.8 million was related to goodwill and $37.7 million was related to intangible assets. WESCO accounts for its investment in the joint venture using the equity method of accounting as prescribed by Accounting Principles Board No. 18, The Equity Method of Accounting for Investments in Common Stock. Accordingly, earnings from the joint venture are recorded as other income in the consolidated statement of income.
7. EMPLOYEE BENEFIT PLANS
     A majority of WESCO’s employees are covered by defined contribution retirement savings plans for their services rendered subsequent to WESCO’s formation. WESCO also offers a deferred compensation plan for select individuals. For U.S. participants, WESCO will make contributions in an amount equal to 50% of the participant’s total monthly contributions up to a maximum of 6% of eligible compensation. For Canadian participants, WESCO will make contributions in an amount ranging from 1% to 7% of the participant’s eligible compensation based on years of continuous service. In addition, employer contributions may be made at the discretion of the Board of Directors. For the three months ended March 31, 2008 and 2007, WESCO incurred charges of $5.8 million and $6.5 million, respectively, for all such plans. Contributions are made in cash to employee retirement savings plan accounts. Employees then have the option to transfer balances allocated to their accounts into any of the available investment options, including WESCO common stock.
8. COMMITMENTS AND CONTINGENCIES
     WESCO is a co-defendant in a lawsuit filed in a state court in Indiana in which a customer alleges that WESCO sold defective products manufactured or remanufactured by others and is seeking monetary damages in the amount of $52 million. WESCO has denied any liability, believes that it has meritorious defenses and intends to vigorously defend itself against these allegations.

9. COMPREHENSIVE INCOME
     The following tables set forth comprehensive income and its components:

	Three Months Ended
	March 31,
Amounts in thousands	2008	2007
Net income	$44,830	$48,158
Foreign currency translation adjustment	(6,757)	3

Comprehensive income	$38,073	$48,161

10. SHARE REPURCHASE PLAN
     On September 28, 2007, WESCO announced that its Board of Directors authorized a stock repurchase program in the amount of up to $400 million with an expiration date of September 30, 2009. The shares may be repurchased from time to time in the open market or through privately negotiated transactions. The stock repurchase program may be implemented or discontinued at any time by WESCO. During the three month period ended March 31, 2008, WESCO repurchased approximately 0.6 million shares for $24.8 million.
     In addition, during the three months ended March 31, 2008, WESCO purchased 3,637 shares from employees for approximately $0.1 million in connection with the settlement of tax withholding obligations arising from the exercise of common stock options and stock-settled stock appreciation rights.
11. INCOME TAXES
     The following tables set forth the reconciliation between the federal statutory income tax rate and the effective rate:

	Three Months Ended
	March 31,
	2008	2007
Federal statutory rate	35.0%	35.0%
State taxes, net of federal tax benefit	2.6	2.6
Nondeductible expenses	0.5	0.5
Domestic tax benefit from foreign operations	(0.5)	(0.2)
Foreign tax rate differences(1)	(6.4)	(5.2)
Federal tax credits	—	(0.3)
Domestic production activity deduction	(0.2)	(0.2)
Adjustment related to uncertain tax positions	(0.5)	—
Other	0.8	(0.7)

	31.3%	31.5%

(1)	Includes a benefit of $3.7 million and $3.6 million for the three months ended March 31, 2008 and 2007, respectively, from the recapitalization of Canadian operations.
     In accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”, WESCO analyzes its filing positions for all open tax years in all jurisdictions.
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
     The total amounts of unrecognized tax benefits were $9.7 million and $10.0 million as of March 31, 2008 and December 31, 2007, respectively. If these tax benefits were recognized in the consolidated financial statements, the portion of these amounts that would reduce the

Company’s effective tax rate would be $7.8 million and $8.1 million, respectively. WESCO records interest related to uncertain tax positions as a part of interest expense in the consolidated statement of income. Any penalties are recognized as part of income tax expense. As of March 31, 2008 and December 31, 2007, WESCO had an accrued liability of $4.7 million and $4.4 million, respectively, for interest related to uncertain tax positions. As of March 31, 2008, WESCO had a liability for tax penalties of $0.5 million.
12. OTHER FINANCIAL INFORMATION
     WESCO Distribution, Inc. issued $150 million in aggregate principal amount of 7.50% Senior Subordinated Notes due 2017 (the “2017 Notes”), and WESCO International, Inc. issued $150 million in aggregate principal amount of 2025 Debentures and $300 million in aggregate principal amount of 2026 Debentures. The 2017 Notes are fully and unconditionally guaranteed by WESCO International, Inc. on a subordinated basis to all existing and future senior indebtedness of WESCO International, Inc. The 2025 Debentures and 2026 Debentures are fully and unconditionally guaranteed by WESCO Distribution, Inc. on a senior subordinated basis to all existing and future senior indebtedness of WESCO Distribution, Inc.
     Condensed consolidating financial information for WESCO International, Inc., WESCO Distribution, Inc. and the non-guarantor subsidiaries is as follows:

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS

	March 31, 2008
	(In thousands)
	WESCO	WESCO Distribution,	Non-Guarantor	Consolidating and
	International, Inc.	Inc.	Subsidiaries	Eliminating Entries	Consolidated
Cash and cash equivalents	$(4)	$32,928	$61,508	$—	$94,432
Trade accounts receivable	—	—	864,127	—	864,127
Inventories	—	413,232	202,049	—	615,281
Other current assets	(16)	27,003	36,328	—	63,315

Total current assets	(20)	473,163	1,164,012	—	1,637,155
Intercompany receivables, net	—	(1,416,155)	1,880,005	(463,850)	—
Property, buildings and equipment, net	—	33,564	76,941	—	110,505
Intangible assets, net	—	10,163	84,108	—	94,271
Goodwill and other intangibles, net	—	393,571	462,262	—	855,833
Investments in affiliates and other noncurrent assets	1,542,509	2,963,961	16,414	(4,430,506)	92,378

Total assets	$1,542,489	$2,458,267	$3,683,742	$(4,894,356)	$2,790,142

Accounts payable	$—	$478,619	$160,202	$—	$638,821
Short-term debt	—	3,000	483,000	—	486,000
Other current liabilities	—	95,061	54,678	—	149,739

Total current liabilities	—	576,680	697,880	—	1,274,560
Intercompany payables, net	463,850	—	—	(463,850)	—
Long-term debt	450,000	255,708	42,314	—	748,022
Other noncurrent liabilities	—	91,657	47,264	—	138,921
Stockholders’ equity	628,639	1,534,222	2,896,284	(4,430,506)	628,639

Total liabilities and stockholders’ equity	$1,542,489	$2,458,267	$3,683,742	$(4,894,356)	$2,790,142

	December 31, 2007
	(In thousands)
				Consolidating
	WESCO	WESCO	Non-Guarantor	and Eliminating
	International, Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated
Cash and cash equivalents	$(7)	$32,140	$40,164	$—	$72,297
Trade accounts receivable	—	—	844,514	—	844,514
Inventories	—	433,641	232,386	—	666,027
Other current assets	(16)	35,956	61,721	—	97,661

Total current assets	(23)	501,737	1,178,785	—	1,680,499
Intercompany receivables, net	—	(1,352,902)	1,806,458	(453,556)	—
Property, buildings and equipment, net	—	33,642	70,477	—	104,119
Intangible assets, net	—	10,368	123,423	—	133,791
Goodwill and other intangibles, net	—	393,263	531,095	—	924,358
Investments in affiliates and other noncurrent assets	1,512,055	2,912,423	2,822	(4,410,180)	17,120

Total assets	$1,512,032	$2,498,531	$3,713,060	$(4,863,736)	$2,859,887

Accounts payable	—	467,859	158,434	—	626,293
Short-term debt	—	22,300	480,000	—	502,300
Other current liabilities	—	96,180	67,152	—	163,332

Total current liabilities	—	586,339	705,586	—	1,291,925
Intercompany payables, net	453,556	—	—	(453,556)	—
Long-term debt	450,000	318,608	42,703	—	811,311
Other noncurrent liabilities	—	90,468	57,707	—	148,175
Stockholders’ equity	608,476	1,503,116	2,907,064	(4,410,180)	608,476

Total liabilities and stockholders’ equity	$1,512,032	$2,498,531	$3,713,060	$(4,863,736)	$2,859,887

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Three Months Ended March 31, 2008
	(In thousands)
	WESCO	WESCO Distribution,	Non-Guarantor	Consolidating and
	International, Inc.	Inc.	Subsidiaries	Eliminating Entries	Consolidated
Net sales	$—	$1,035,513	$429,693	$—	$1,465,206
Cost of goods sold	—	836,481	333,080	—	1,169,561
Selling, general and administrative expenses	2	169,643	41,994	—	211,639
Depreciation and amortization	—	3,775	3,158	—	6,933
Results of affiliates’ operations	37,861	35,407	—	(73,268)	—
Interest (income) expense, net	(6,971)	9,808	11,726	—	14,563
Other income	—	(2,744)	—	—	(2,744)
Provision for income taxes	—	16,096	4,328	—	20,424

Net income	$44,830	$37,861	$35,407	$(73,268)	$44,830

	Three Months Ended March 31, 2007
	(In thousands)
	WESCO	WESCO Distribution,	Non-Guarantor	Consolidating and
	International, Inc.	Inc.	Subsidiaries	Eliminating Entries	Consolidated
Net sales	$—	$1,011,575	$438,981	$—	$1,450,556
Cost of goods sold	—	816,537	334,996	—	1,151,533
Selling, general and administrative expenses	2	144,885	62,671	—	207,558
Depreciation and amortization	—	4,121	4,809	—	8,930
Results of affiliates’ operations	43,288	26,423	—	(69,711)	—
Interest (income) expense, net	(9,077)	12,835	8,462	—	12,220
Other (income) expense	—	—	—	—	—
Provision for income taxes	4,205	16,332	1,620	—	22,157

Net income	$48,158	$43,288	$26,423	$(69,711)	$48,158

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2008
	(In thousands)
				Consolidating
	WESCO	WESCO	Non-Guarantor	and Eliminating
	International, Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Net cash provided by operating activities	$10,840	$56,856	$24,265	$—	$91,961
Investing activities:
Capital expenditures	—	(11,034)	(285)	—	(11,319)
Acquisition payments	—	(96)	—	—	(96)
Sale of subsidiary	—	60,000	—	—	60,000
Other	—	13	—	—	13

Net cash provided (used) by investing activities	—	48,883	(285)	—	48,598
Financing activities:
Net borrowings (repayments)	10,295	(89,590)	(338)	—	(79,633)
Equity transactions	(21,132)	—	—	—	(21,132)
Other	—	(15,361)	—	—	(15,361)

Net cash used by financing activities	(10,837)	(104,951)	(338)	—	(116,126)

Effect of exchange rate changes on cash and cash equivalents	—	—	(2,298)	—	(2,298)

Net change in cash and cash equivalents	3	788	21,344	—	22,135
Cash and cash equivalents at the beginning of year	(7)	32,140	40,164	—	72,297

Cash and cash equivalents at the end of period	$(4)	$32,928	$61,508	$—	$94,432

	Three Months Ended March 31, 2007
	(In thousands)
				Consolidating
	WESCO	WESCO	Non-Guarantor	and Eliminating
	International, Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Net cash provided (used) by operating activities	$8,311	$78,911	$(11,421)	$—	$75,801
Investing activities:
Capital expenditures	—	(2,473)	(375)	—	(2,848)
Acquisition payments	—	(3,553)	—	—	(3,553)

Net cash used by investing activities	—	(6,026)	(375)	—	(6,401)
Financing activities:
Net borrowings (repayments)	178,737	(74,069)	(324)	—	104,344
Equity transactions	(186,817)	—	—	—	(186,817)
Other	(233)	(4,547)	(3)	—	(4,783)

Net cash used by financing activities	(8,313)	(78,616)	(327)	—	(87,256)

Effect of exchange rate changes on cash and cash equivalents	—	—	(170)	—	(170)

Net change in cash and cash equivalents	(2)	(5,731)	(12,293)	—	(18,026)
Cash and cash equivalents at the beginning of year	(2)	27,622	45,775	—	73,395

Cash and cash equivalents at the end of period	$(4)	$21,891	$33,482	$—	$55,369

13. SUBSEQUENT EVENT
     During the month of May, WESCO repurchased approximately 0.9 million shares for $36.1 million under its share repurchase program.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with the information in the unaudited condensed consolidated financial statements and notes thereto included herein and WESCO International Inc.’s Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in its 2007 Annual Report on Form 10-K.
Company Overview
     We are a full-line distributor of electrical supplies and equipment and a provider of integrated supply procurement services. We have more than 400 full service branches and seven distribution centers located in the United States, Canada, Mexico, the United Kingdom, Nigeria, United Arab Emirates and Singapore. We serve over 110,000 customers worldwide, offering over 1,000,000 products from over 24,000 suppliers. Our diverse customer base includes a wide variety of industrial companies; contractors for industrial, commercial and residential projects; utility companies, and commercial, institutional and governmental customers. Approximately 87% of our net sales are generated from operations in the United States., 11% from Canada and the remainder from other countries.
     Our financial results for the first three months of 2008 reflect sales growth in our markets served, along with the positive impact of higher commodity prices, favorable exchange rates and the acquisitions completed in the latter half of 2007. Sales increased $14.7 million, or 1.0%, over the same period last year. Last year’s comparable period included sales of $26.2 million related to the LADD operations. Cost of goods sold as a percentage of net sales was 79.8% and 79.4% for the first three months of 2008 and 2007, respectively. Operating income decreased by $5.5 million, or 6.6%, primarily from the partial divestiture of our LADD operations. Net income for the three months ended March 31, 2008 and 2007 was $44.8 million and $48.2 million, respectively.
Cash Flow
     We generated $91.4 million in operating cash flow for the first three months of 2008. Included in this amount was net income of $44.8 million. Investing activities included proceeds of $60 million from our recent divestiture, and capital expenditures of $11.3 million. Financing activities consisted of borrowings and repayments of $241.5 million and $323.8 million, respectively, related to our revolving credit facility, $24.9 million related to stock repurchases, and net borrowings of $3.0 million related to our accounts receivable securitization facility (the “Receivables Facility”), whereby we sell, on a continuous basis, an undivided interest in all domestic accounts receivable to WESCO Receivables Corp., a wholly owned, special purpose entity (“SPE”).
Financing Availability
     As of March 31, 2008, we had $228.7 million in available borrowing capacity under our revolving credit facility, of which $164.0 million is the U.S. sub-facility borrowing limit and $64.7 million is the Canadian sub-facility borrowing limit.
Outlook
     We believe that acquisitions and improvements in operations and our capital structure made in 2006 and 2007 have positioned us well for 2008. We continue to see macroeconomic data and input from internal sales management, customers and suppliers that suggest activity levels in our major end markets will be somewhat softer than that experienced in 2007. We believe that there are opportunities in the industrial and commercial construction end markets, and that we are well positioned to participate in these large fragmented markets. Our strong market position, combined with our continued focus on margin, productivity improvement, and selling and marketing initiatives, should enable us to perform well in comparison to the market throughout the remainder of 2008.

Critical Accounting Policies and Estimates
     During the three month period ended March 31, 2008, there were no significant changes to our Critical Accounting Policies and Estimates referenced in the 2007 Annual Report on Form 10-K.
Results of Operations
First Quarter of 2008 versus First Quarter of 2007
     The following table sets forth the percentage relationship to net sales of certain items in our condensed consolidated statements of income for the periods presented:

	Three Months Ended
	March 31,
	2008	2007
Net sales	100.0%	100.0%
Cost of goods sold	79.8	79.4
Selling, general and administrative expenses	14.4	14.3
Depreciation and amortization	0.5	0.6

Income from operations	5.3	5.7
Interest expense	1.0	0.9
Other income	(0.2)	—

Income before income taxes	4.5	4.8
Provision for income taxes	1.4	1.5

Net income	3.1%	3.3%

     Net sales in the first quarter of 2008 totaled $1,465.2 million versus $1,450.6 million in the comparable period for 2007, an increase of $14.7 million, or 1.0%, over the same period last year. Sales were positively impacted by higher commodity prices, favorable exchange rates and the acquisitions completed in the second half of 2007. These increases were partially offset by $26.2 million of sales recognized in last year’s comparable period for the LADD operations.
     Cost of goods sold for the first quarter of 2008 was $1,169.6 million versus $1,151.5 million for the comparable period in 2007, and cost of goods sold as a percentage of net sales was 79.8% in 2008 versus 79.4% in 2007. The cost of goods sold was negatively impacted by the divestiture of the LADD operations, which was partially offset by a favorable sales mix.
     Selling, general and administrative (“SG&A”) expenses in the first quarter of 2008 totaled $211.6 million versus $207.6 million in last year’s comparable quarter. As a percentage of net sales, SG&A expenses were 14.4% in the first quarter of 2008 compared to 14.3% in the first quarter of 2007, reflecting an increase in sales personnel, the impact from the recent acquisitions and the transaction loss on the LADD divestiture.
     SG&A payroll expenses for the first quarter of 2008 of $145.1 million increased by $4.2 million compared to the same quarter in 2007. The increase in payroll expenses was primarily due to an increase in salaries and wages of $5.1 million and an increase in incentive compensation costs of $1.3 million, offset by a decrease in benefit costs of $1.8 million. Other SG&A related payroll expenses decreased $0.4 million.
     The remaining SG&A expenses for the first quarter of 2008 of $66.5 million decreased by approximately $0.2 million compared to same quarter in 2007. Contributing to the change was a charge of $6.8 million recognized in last years comparable period for a legal settlement. Included in this year’s SG&A expenses was a charge of $3.0 million for the partial sale of the LADD operations, an increase in bad debt expense of $1.5 million primarily related to a customer bankruptcy filing, an increase in travel expenses of $0.7 million and an increase in other SG&A expenses of $1.4 million.
     Depreciation and amortization for the first quarter of 2008 was $6.9 million versus $8.9 million in last year’s comparable quarter. Of the $2.0 million decrease, $1.6 million is related to the recent divestiture.
     Interest expense totaled $14.6 million for the first quarter of 2008 versus $12.2 million in last year’s comparable quarter, an increase of approximately 19.2%. Last year’s comparable period included a pre-tax gain of $2.4 million related to the change in the accounting treatment of the Receivables Facility. Overall, interest expense for the first quarter of 2008 was impacted by the reduction in interest rates offset by the increase in debt.

     Other income totaled $2.7 million for the first quarter of 2008. As a result of selling a majority interest, the investment in LADD is now accounted for on an equity basis, and earnings are reported as other income in the consolidated statement of income. There was no other income recorded for the first quarter of 2007.
     Income tax expense totaled $20.4 million in the first quarter of 2008, and the effective tax rate was 31.3% compared to 31.5% in the same quarter in 2007. The current quarter’s effective tax rate differed from the statutory rate primarily as a result of a lower tax rate from foreign operations.
     For the first quarter of 2008, net income decreased by $3.3 million to $44.8 million, or $1.02 per diluted share, compared with $48.2 million, or $0.93 per diluted share, for the first quarter of 2007. The decrease in net income was primarily due to the increase in SG&A costs and the partial divestiture of the LADD operations.
Liquidity and Capital Resources
     Total assets were approximately $2.8 billion at March 31, 2008, compared to $2.9 billion at December 31, 2007. The decrease in total assets was principally attributable to the LADD divestiture. Total liabilities at March 31, 2008 compared to December 31, 2007 decreased by $89.9 million to $2.2 billion. Contributing to the decrease in total liabilities was a decrease in short-term and long-term debt of $79.6 million; decrease in bank overdrafts of $14.9 million; decrease in accrued payroll and benefit costs of $14.6 million due to the payment in 2008 of the 2007 management incentive compensation; and a decrease in deferred income taxes of $8.9 million due to the LADD divestiture. This decrease was offset by an increase in other current liabilities of $15.8 million related to an increase in accrued income taxes and an increase in accounts payable of $12.5 million due to the increase in the cost of sales. Stockholders’ equity increased 3.3% to $628.6 million at March 31, 2008, compared with $608.5 million at December 31, 2007, primarily as a result of net earnings of $44.8 million offset by stock repurchases, which totaled $24.9 million for the three months ended March 31, 2008. Also contributing to the change in stockholders’ equity was a loss of $6.8 million from foreign currency translation adjustments offset by benefits of $3.7 million from the exercise of stock options and $3.2 million from stock-based compensation expense.
     Our liquidity needs arise from working capital requirements, capital expenditures, acquisitions and debt service obligations. As of March 31, 2008, we had $228.7 million in available borrowing capacity under our revolving credit facility.
     We finance our operating and investing needs, as follows:
Accounts Receivable Securitization Facility
     We maintain a $500 million accounts receivable securitization program that has a three year term and is subject to renewal in May 2010. Under the Receivables Facility, we sell, on a continuous basis, an undivided interest in all domestic accounts receivable to WESCO Receivables Corporation, a wholly owned, SPE. The SPE sells, without recourse, a senior undivided interest in the receivables to third-party conduits and financial institutions for cash while maintaining a subordinated undivided interest in a portion of the receivables, in the form of overcollateralization. We have agreed to continue servicing the sold receivables for the third-party conduits and financial institutions at market rates; accordingly, no servicing asset or liability has been recorded.
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
     As of March 31, 2008 and December 31, 2007, accounts receivable eligible for securitization totaled approximately $602.7 million and $604.0 million, respectively. The consolidated balance sheets as of March 31, 2008 and December 31, 2007 reflect $483.0 million and $480.0 million, respectively, of account receivable balances legally sold to third parties, as well as the related borrowings for equal amounts.
     Mortgage Financing Facility
     In February 2003, we finalized a $51 million mortgage financing facility, $43.3 million of which was outstanding as of March 31, 2008. Borrowings under the mortgage financing are collateralized by 75 domestic properties and are subject to a 22-year amortization schedule with a balloon payment due at the end of the 10-year term. Interest rates on borrowings under this facility are fixed at 6.5%.

     Revolving Credit Facility
     The revolving credit facility provides for an aggregate borrowing limit of up to $375 million and matures on November 1, 2013. During the first three months of 2008, we borrowed $241.5 million and made repayments of $323.8 million in the aggregate. At March 31, 2008, we had $105.0 million outstanding under the facility, of which $3.0 million is classified as short-term debt. We were in compliance with all covenants and restrictions as of March 31, 2008.
     7.50% Senior Subordinated Notes due 2017
     At March 31, 2008, $150 million in aggregate principal amount of the 7.50% Senior Subordinated Notes due 2017 (the “2017 Notes”) was outstanding. The 2017 Notes were issued by WESCO Distribution, Inc. under an indenture dated as of September 27, 2005 with The Bank of New York, as successor to J.P. Morgan Trust Company, National Association, as trustee, and are unconditionally guaranteed on an unsecured basis by WESCO International, Inc. The 2017 Notes accrue interest at the rate of 7.50% per annum and are payable in cash semi-annually in arrears on each April 15 and October 15.
     2.625% Convertible Senior Debentures due 2025
     At March 31, 2008, $150 million in aggregate principal amount of the 2.625% Convertible Senior Debentures due 2025 (the “2025 Debentures”) was outstanding. The 2025 Debentures were issued by WESCO International Inc. under an indenture dated as of September 27, 2005 with The Bank of New York, as successor to J.P. Morgan Trust Company, National Association, as trustee, and are unconditionally guaranteed on an unsecured senior subordinated basis by WESCO Distribution, Inc. The 2025 Debentures accrue interest at the rate of 2.625% per annum and are payable in cash semi-annually in arrears on each April 15 and October 15. Beginning with the six-month interest period commencing October 15, 2010, we also will pay contingent interest in cash during any six-month interest period in which the trading price of the 2025 Debentures for each of the five trading days ending on the second trading day immediately preceding the first day of the applicable six-month interest period equals or exceeds 120% of the principal amount of the 2025 Debentures. During any interest period when contingent interest shall be payable, the contingent interest payable per $1,000 principal amount of 2025 Debentures will equal 0.25% of the average trading price of $1,000 principal amount of the 2025 Debentures during the five trading days immediately preceding the first day of the applicable six-month interest period. As defined in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), the contingent interest feature of the 2025 Debentures is an embedded derivate that is not considered clearly and closely related to the host contract. The contingent interest component had no significant value at March 31, 2008 or at December 31, 2007.
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
     1.75% Convertible Senior Debentures due 2026
     At March 31, 2008, $300 million in aggregate principal amount of the 2026 Debentures was outstanding. The 2026 Debentures were issued by WESCO International, Inc. under an indenture dated as of November 2, 2006, with The Bank of New York, as Trustee, and are unconditionally guaranteed on an unsecured senior subordinated basis by WESCO Distribution, Inc. The 2026 Debentures accrue interest at the rate of 1.75% per annum and are payable in cash semi-annually in arrears on each May 15 and November 15. Beginning with the six-month interest period commencing November 15, 2011, we also will pay contingent interest in cash during any six-month interest period in which the trading price of the 2026 Debentures for each of the five trading days ending on the second trading day immediately preceding the first day of the applicable six-month interest period equals or exceeds 120% of the principal amount of the 2026 Debentures. During any interest period when contingent interest shall be payable, the contingent interest payable per $1,000 principal amount of 2026 Debentures will equal 0.25% of the average trading price of $1,000 principal amount of the 2026 Debentures during the five trading days immediately preceding the first day of the applicable six-month interest period. As defined in SFAS 133, the contingent interest feature of the 2026 Debentures is an embedded derivate that is not considered clearly and closely related to the host contract. The contingent interest component had no significant value at March 31, 2008 or at December 31, 2007.
     The 2026 Debentures are convertible into cash and, in certain circumstances, shares of WESCO International, Inc.’s common stock, $0.01 par value, at any time on or after November 15, 2024, or prior to November 15, 2024 in certain circumstances. The 2026 Debentures will be convertible based on an initial conversion rate of 11.3437 shares of common stock per $1,000 principal amount of the 2026 Debentures (equivalent to an initial conversion price of approximately $88.15 per share). The conversion rate and the conversion price may be adjusted under certain circumstances.
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
Cash Flow
     Operating Activities. Cash provided by operating activities for the first three months of 2008 totaled $92.0 million compared with $75.8 million of cash generated for the first three months of 2007. The increase in cash flow is primarily attributable to net income of $44.8 million, an inventory reduction of $26.9 million, and an accounts payable increase of $23.4 million, resulting from the increase in the cost of sales. Additional items generating cash flow in the first three months of 2008 were an increase in other current and noncurrent liabilities of $9.9 million and a reduction in prepaid expenses and other current assets of $8.2 million. The cash inflow generated from these items was primarily due to the increase in accrued taxes. Cash used by operating activities in the first three months of 2008 included: $16.9 million for the increase in trade and other receivables, resulting from the increase in sales; and $14.5 million for the decrease in accrued payroll and benefit costs, resulting from the payment of the 2007 management incentive compensation. In the first three months of 2007, primary sources of cash were net income of $48.2 million; an increase in accounts payable of $55.9 million, resulting from the increase in the cost of sales; a reduction in prepaid and other current assets of $27.7 million; and a reduction in inventory of $7.8 million. Cash used by operating activities in the first three months of 2007 included $34.6 million for the increase in trade and other receivables reflecting the impact of the increase in sales, and $28.8 million for the decrease in accrued payroll and benefit costs resulting from the payment of the 2006 management incentive compensation.
     Investing Activities. Net cash provided by investing activities for the first three months of 2008 was $48.6 million, compared with $6.4 million of net cash used during the first three months of 2007. Included in 2008 were proceeds of $60.0 million from the partial divestiture of LADD. Capital expenditures were $11.3 million and $2.8 million in the first three months of 2008 and 2007, respectively.
     Financing Activities. Net cash used by financing activities for the first three months of 2008 and 2007 was $116.1 million and $87.3 million, respectively. During the first three months of 2008, borrowings and repayments of long-term debt of $241.5 million and $323.8 million, respectively, were made to our revolving credit facility. Borrowings and repayments of $83.0 million and $80.0 million, respectively, were applied to our Receivables Facility, and there were repayments of $0.3 million to our mortgage financing facility. During the first three months of 2007, borrowings and repayments of long-term debt of $272.0 million and $213.5 million, respectively, were made to our revolving credit facility. Borrowings and repayments of $60.0 million and $10.5 million, respectively, were applied to our Receivables Facility, and there were repayments of $0.3 million to our mortgage financing facility. In addition, during the first three months of 2008 and 2007, we purchased shares of our stock under our share repurchase plan for approximately $24.8 and $197.9 million, respectively. The exercise of stock-based compensation arrangements resulted in proceeds of $2.2 million and $5.5 million during the first three months of 2008 and 2007, respectively.

Contractual Cash Obligations and Other Commercial Commitments
     There were no material changes in our contractual obligations and other commercial commitments that would require an update to the disclosure provided in our 2007 Annual Report on Form 10-K. Management believes that cash generated from operations, together with amounts available under our revolving credit facility and the Receivables Facility, will be sufficient to meet our working capital, capital expenditures and other cash requirements for the foreseeable future. There can be no assurances, however, that this will be or will continue to be the case.
Inflation
     The rate of inflation affects different commodities, the cost of products purchased and ultimately the pricing of our different products and product classes to our customers. On an overall basis, our pricing related to inflation comprised an estimated $16 million of our sales growth for the three months ended March 31, 2008.
Seasonality
     Our operating results are not significantly affected by certain seasonal factors. Sales during the first quarter are generally less than 2% below the sales of the remaining three quarters due to reduced level of activity during the winter months of January and February. Sales typically increase beginning in March with slight fluctuations per month through December.
Impact of Recently Issued Accounting Standards
     In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies whenever other accounting standards require or permit assets or liabilities to be measured at fair value but does not expand the use of fair value to new accounting transactions and does not apply to pronouncements that address share-based payment transactions. On February 12, 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-2, Effective Date of SFAS No. 157. The FSP amends SFAS 157 to delay the effective date of SFAS 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually) to fiscal years beginning after November 15, 2008. Except for the delay for nonfinancial assets and liabilities, SFAS 157 was effective for fiscal years beginning after November 15, 2007. Consistent with its requirements, we adopted SFAS 157 for our financial assets and liabilities on January 1, 2008. Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, bank overdrafts and debt. We believe that the recorded values of our financial instruments, except for long-term debt, approximate fair value because of their nature and respective duration. The adoption of SFAS 157 did not impact our financial position, results of operations, or cash flows. Nonfinancial assets and liabilities for which we have not applied the provisions of FAS 157 include those measured at fair value in goodwill and indefinite lived intangible asset impairment testing, and assets acquired and liabilities assumed in a business combination. We are currently evaluating the effect that the implementation of FSP 157-2 will have on our financial position, results of operations and cash flows.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities (“SFAS 159”) which provides companies with an option to report certain financial assets and liabilities at fair value, with changes in value recognized in earnings each reporting period. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 was effective for fiscal years beginning after November 15, 2007. Consistent with its requirements, we adopted SFAS 159 on January 1, 2008. We did not elect to value our debt with the fair value option in accordance with SFAS 159, Therefore, the adoption of SFAS 159 did not impact our financial position, results of operations, or cash flows.
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
Forward-Looking Statements
     From time to time in this report and in other written reports and oral statements, references are made to expectations regarding our future performance. When used in this context, the words “anticipates,” “plans,” “believes,” “estimates,” “intends,” “expects,” “projects,” “will” and similar expressions may identify forward-looking statements, although not all forward-looking statements contain such words. Such statements including, but not limited to, our statements regarding our business strategy, growth strategy, productivity and profitability enhancement, new product and service introductions and liquidity and capital resources are based on management’s beliefs, as well as on assumptions made by, and information currently available to, management, and involve various risks and uncertainties, certain of which are beyond our control. Our actual results could differ materially from those expressed in any forward-looking statement made by or on our behalf. In light of these risks and uncertainties there can be no assurance that the forward-looking information will in fact prove to be accurate. Factors that might cause actual results to differ from such forward-looking statements include, but are not limited to, an increase in competition, the amount of outstanding indebtedness, the availability of appropriate acquisition opportunities, availability of key products, functionality of information systems, international operating environments and other risks that are described in our Annual Report on Form 10-K for our fiscal year ended December 31, 2007, or other documents subsequently filed with the Securities and Exchange Commission. We have undertaken no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures about Market Risks
     There have not been any material changes to our exposures to market risk during the quarter ended March 31, 2008 that would require an update to the disclosures provided in our 2007 Annual Report on Form 10-K.
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
     Changes in Internal Control Over Financial Reporting
     During the first quarter of 2008, there were no changes in our internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     As previously reported in our Annual Report on Form 10-K , we are a co-defendant in a lawsuit filed in a state court in Indiana in which a customer alleges that we sold defective products manufactured or remanufactured by others and is seeking monetary damages in the amount of $52 million. We have denied any liability, continue to believe that we have meritorious defenses and intend to vigorously defend ourselves against these allegations.
     Information relating to legal proceedings is included in Note 8, Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements and is incorporated herein by reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table provides a summary of all repurchases by us of our common stock during the three months ended March 31, 2008.

			Total Number of Shares	Approximate Dollar Value of
	Total Number of	Average	Purchased as Part of	Shares That May Yet Be
	Shares Purchased	Price	Publicly Announced Plans or	Purchased Under the Plans
	(In Thousands)	Paid Per	Programs	or Programs
Period	(3)	Share	(In Thousands)(1)	(In Millions) (1),(2)

January 2008	341.9	$39.05	339.2	$356.2
February 2008	290.3	$39.82	289.4	$344.7
March 2008	—	—	—	$344.7

Total	632.2	$39.41	628.6

(1)	On September 28, 2007, we announced that our Board of Directors authorized a stock repurchase program in the amount of up to $400 million with an expiration date of September 30, 2009.

(2)	Excludes commission fees of $10.2 thousand and $8.7 thousand for the months of January and February, respectively.

(3)	Of the 0.6 million shares acquired, 3,637 shares were purchased from employees for approximately $0.1 million in connection with the settlement of tax withholding obligations arising from the exercise of common stock options and stock-settled stock appreciation rights.
Item 6. Exhibits
     (a) Exhibits
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) promulgated under the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) promulgated under the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESCO International, Inc.
Date: May 12, 2008	/s/ Stephen A. Van Oss
Stephen A. Van Oss
Senior Vice President, Chief Financial and Administrative Officer