Form 10-Q
period 2008-06-30
WESCO INTERNATIONAL INC
filed 2008-08-11
CIK 929008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD from                      to
Commission file number 001-14989
WESCO International, Inc.
(Exact name of registrant as specified in its charter)

Delaware	25-1723342
State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

225 West Station Square Drive
Suite 700
Pittsburgh, Pennsylvania 15219	(412) 454-2200
(Address of principal executive offices)	(Registrant’s telephone number, including area code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of August 7, 2008, WESCO International, Inc. had 42,299,193 shares of common stock outstanding.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007 (unaudited)	2
Condensed Consolidated Statements of Income for the three months and six months ended June 30, 2008 and 2007 (unaudited)	3
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and 2007 (unaudited)	4
Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	25

Item 4. Controls and Procedures	25

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	26

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 4. Submissions of Matters to a Vote of Security Holders	27

Item 6. Exhibits	27

Signatures and Certifications
EX-10.43
EX-31.1
EX-31.2
EX-32.1
EX-32.2

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
Amounts in thousands, except share data	2008	2007

Assets

Current Assets:
Cash and cash equivalents	$115,532	$72,297
Trade accounts receivable, net of allowance for doubtful accounts of $17,597 and $17,418 in 2008 and 2007, respectively (Note 5)	918,845	844,514
Other accounts receivable	29,704	44,783
Inventories, net	646,446	666,027
Current deferred income taxes	76	4,026
Income taxes receivable	19,195	38,793
Prepaid expenses and other current assets	13,219	10,059

Total current assets	1,743,017	1,680,499

Property, buildings and equipment, net	113,470	104,119
Intangible assets, net	92,425	133,791
Goodwill	857,839	924,358
Investment in subsidiary	47,787	—
Deferred income taxes	13,940	—
Other assets	30,708	17,120

Total assets	$2,899,186	$2,859,887

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$712,801	$626,293
Accrued payroll and benefit costs	39,649	51,415
Short-term debt (Note 5)	500,000	502,300
Current portion of long-term debt	2,730	2,676
Deferred acquisition payable	186	1,285
Bank overdrafts	39,812	58,948
Other current liabilities	48,917	49,008

Total current liabilities	1,344,095	1,291,925

Long-term debt	742,693	811,311
Deferred income taxes	112,812	118,084
Other noncurrent liabilities	30,158	30,091

Total liabilities	$2,229,758	$2,251,411

Commitments and contingencies (Note 8)

Stockholders’ Equity:
Preferred stock, $.01 par value; 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 210,000,000 shares authorized, 55,538,613 and 54,663,418 shares issued and 42,368,094 and 43,144,032 shares outstanding in 2008 and 2007, respectively	556	546
Class B nonvoting convertible common stock, $.01 par value; 20,000,000 shares authorized, 4,339,431 issued and no shares outstanding in 2008 and 2007, respectively	43	43
Additional capital	833,972	808,739
Retained earnings	389,751	284,794
Treasury stock, at cost; 17,509,950 and 15,858,817 shares in 2008 and 2007, respectively	(576,293)	(511,478)
Accumulated other comprehensive income	21,399	25,832

Total stockholders’ equity	669,428	608,476

Total liabilities and stockholders’ equity	$2,899,186	$2,859,887

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Amounts in thousands, except per share data	2008	2007	2008	2007

Net sales	$1,587,753	$1,518,108	$3,052,960	$2,968,664
Cost of goods sold (excluding depreciation and amortization below)	1,277,423	1,210,022	2,446,985	2,361,555
Selling, general and administrative expenses	206,802	195,295	418,442	402,853
Depreciation and amortization	6,692	9,186	13,625	18,116

Income from operations	96,836	103,605	173,908	186,140

Interest expense, net (Note 5)	12,538	16,785	27,103	29,005
Other income (Note 6)	(2,638)	—	(5,383)	—

Income before income taxes	86,936	86,820	152,188	157,135

Provision for income taxes	26,809	27,153	47,231	49,310

Net income	$60,127	$59,667	$104,957	$107,825

Earnings per share (Note 4):
Basic	$1.41	$1.30	$2.46	$2.28

Diluted	$1.38	$1.22	$2.39	$2.14

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30,
Amounts in thousands	2008	2007

Operating Activities:
Net income	$104,957	$107,825
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,625	18,116
Amortization of debt issuance costs	1,898	1,927
Deferred income taxes	(5,172)	9,708
Stock-based compensation expense	6,466	6,540
Gain on sale of property, buildings and equipment	(2,216)	(240)
Loss on sale of subsidiary	3,005	—
Equity income	(5,383)	—
Excess tax benefit from stock-based compensation (Note 3)	(9,408)	(17,030)
Interest related to uncertain tax positions (Note 11)	632	406
Changes in assets and liabilities
Trade and other receivables, net	(70,082)	(40,626)
Inventories, net	(3,867)	(14,314)
Prepaid expenses and other current assets	26,051	27,491
Accounts payable	96,886	66,507
Accrued payroll and benefit costs	(11,686)	(33,686)
Other current and noncurrent liabilities	(7,721)	(4,352)

Net cash provided by operating activities	137,985	128,272

Investing Activities:
Capital expenditures	(19,603)	(6,633)
Acquisition payments	(3,251)	(8,056)
Proceeds from sale of subsidiary	60,000	—
Equity distribution	2,769
Proceeds from sale of assets	3,809	—

Net cash provided (used) by investing activities	43,724	(14,689)

Financing Activities:
Proceeds from issuance of long-term debt	469,400	628,800
Repayments of long-term debt	(540,676)	(432,773)
Debt issuance costs	(45)	(488)
Proceeds from the exercise of stock options	9,370	5,981
Excess tax benefit from stock-based compensation (Note 3)	9,408	17,030
Repurchase of common stock	(64,815)	(344,619)
(Decrease) increase in bank overdrafts	(19,137)	3,371
Payments on capital lease obligations	(930)	(791)

Net cash used by financing activities	(137,425)	(123,489)

Effect of exchange rate changes on cash and cash equivalents	(1,049)	1,549

Net change in cash and cash equivalents	43,235	(8,357)
Cash and cash equivalents at the beginning of period	72,297	73,395

Cash and cash equivalents at the end of period	$115,532	$65,038

Supplemental disclosures:
Non-cash investing and financing activities:
Property, buildings and equipment acquired through capital leases	1,442	1,068
Issuance of treasury stock	—	187
The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. ORGANIZATION
     WESCO International, Inc. and its subsidiaries (collectively, “WESCO” or the “Company”), headquartered in Pittsburgh, Pennsylvania, is a full-line distributor of electrical supplies and equipment and is a provider of integrated supply procurement services with operations in the United States, Canada, Mexico, the United Kingdom, Nigeria, United Arab Emirates, Singapore and China. WESCO currently operates more than 400 full service branch locations and seven distribution centers (five in the United States and two in Canada.)
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
     The unaudited condensed consolidated balance sheet as of June 30, 2008, the unaudited condensed consolidated statements of income for the three and six months ended June 30, 2008 and 2007, respectively, and the unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2008 and 2007, respectively, in the opinion of management, have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair statement of the results of the interim periods. All adjustments reflected in the unaudited condensed consolidated financial statements are of a normal recurring nature unless indicated. Results for the interim periods presented are not necessarily indicative of the results to be expected for the full year.
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

     In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), and requires additional disclosure. The objective of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other generally accepted accounting principles. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and shall be applied prospectively to intangible assets acquired after the effective date. WESCO is currently evaluating the effect that the implementation of FSP FAS 142-3 will have on its financial position, results of operations and cash flows.
     In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 requires an issuer of certain convertible debt instruments to separately account for the liability and equity components of convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 and requires retrospective application to all periods presented during which any such convertible debt instruments were outstanding. FSP APB 14-1 will change the accounting treatment for WESCO’s 2.625% Convertible Senior Debentures due 2025 (the “2025 Debentures”) and 1.75% Convertible Senior Debentures due 2026 (the “2026 Debentures”) and will result in an increase to non-cash interest reported in its historical financial statements as well as its future financial statements as long as WESCO continues to have convertible debentures outstanding. WESCO is currently evaluating the full effect that the implementation of FSP APB 14-1 will have on its financial position, result of operations and cash flows.
3. STOCK-BASED COMPENSATION
     WESCO’s stock-based employee compensation plans are comprised of stock options and stock-settled stock appreciation rights. During the year ended December 31, 2003, WESCO adopted the provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Beginning January 1, 2006, WESCO adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), using the modified prospective method. Under SFAS 123R, compensation cost for all stock-based awards is measured at fair value on the date of grant and compensation cost is recognized, net of estimated forfeitures, over the service period for awards expected to vest. The fair value of stock-based awards is determined using the Black-Scholes valuation model. The forfeiture assumption is based on WESCO’s historical employee behavior that is reviewed on an annual basis. No dividends are assumed.
     During the three months ended June 30, 2008 and 2007 and six months ended June 30, 2008 and 2007, WESCO granted the following stock-settled stock appreciation rights at the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Stock-settled appreciations rights granted	23,309	3,200	25,109	3,200
Risk free interest rate	2.7%	4.5%	2.7%	4.5%
Expected life	4 years	4 years	4 years	4 years
Expected volatility	38%	41%	38%	41%
     For the three and six months ended June 30, 2008, the weighted average fair value per equity award granted was approximately $12.80.
     WESCO recognized $3.2 million and $3.3 million of non-cash stock-based compensation expense, which is included in selling, general and administrative expenses, for the three months ended June 30, 2008 and 2007, respectively. WESCO recognized $6.5 million of non-cash stock-based compensation expense, which is included in selling, general and administrative expenses, for the six months ended June 30, 2008 and 2007. As of June 30, 2008, there was $13.4 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements for all awards previously made, of which approximately $4.4 million is expected to be recognized over the remainder of 2008, $6.6 million in 2009, $2.3 million in 2010 and $0.1 million in 2011.
     During the six months ended June 30, 2008 and 2007, the total intrinsic value of awards exercised was $25.7 million and $48.6 million, respectively, and the total amount of cash received from the exercise of options was $9.4 million and $6.0 million, respectively. The tax benefit associated with the exercise of awards for the six months ended June 30, 2008 and 2007 totaled $9.4 million and $17.0 million, respectively, and was recorded as a credit to additional paid-in capital.

     The following table sets forth a summary of both stock options and stock-settled appreciation rights and related information for the six months ended June 30, 2008:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic Value
	Awards	Price	(In Years)	(In Thousands)
Outstanding at December 31, 2007	4,213,863	$28.85
Granted	25,109	38.22
Exercised	(884,573)	10.97
Forfeited	(17,238)	56.14

Outstanding at June 30, 2008	3,337,161	33.53	6.6	$46,695

Exercisable at June 30, 2008	2,090,267	$20.96	5.6	$44,060

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
     The following table sets forth the details of basic and diluted earnings per share:

	Three Months Ended
	June 30,
Amounts in thousands, except share and per share data	2008	2007
Net income reported	$60,127	$59,667

Weighted average common shares outstanding used in computing basic earnings per share	42,502,707	45,822,436
Common shares issuable upon exercise of dilutive stock options	1,114,188	1,693,922
Common shares issuable from contingently convertible debentures (see note below for basis of calculation)	—	1,225,895

Weighted average common shares outstanding and common share equivalents used in computing diluted earnings per share	43,616,895	48,742,253

Earnings per share:
Basic	$1.41	$1.30
Diluted	$1.38	$1.22

	Six Months Ended
	June 30,
Amounts in thousands, except share and per share data	2008	2007
Net income reported	$104,957	$107,825

Weighted average common shares outstanding used in computing basic earnings per share	42,622,262	47,353,305
Common shares issuable upon exercise of dilutive stock options	1,204,982	1,795,117
Common shares issuable from contingently convertible debentures (see note below for basis of calculation)	—	1,219,281

Weighted average common shares outstanding and common share equivalents used in computing diluted earnings per share	43,827,244	50,367,703

Earnings per share:
Basic	$2.46	$2.28
Diluted	2.39	$2.14
     For the three and six months ended June 30, 2008 and 2007, the computation of diluted earnings per share excluded stock-settled stock appreciation rights of approximately 1.1 million and 0.5 million at weighted average exercise prices of $63 per share and $69 per share, respectively. These amounts were excluded because their effect would have been antidilutive.
     Under EITF Issue No. 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share, and EITF Issue No. 90-19, Convertible Bonds with Issuer Option to Settle for Cash upon Conversion, and because of WESCO’s obligation to settle the par value of the 2025 Debentures and the 2026 Debentures (collectively, the “Debentures”) in cash, WESCO is not required to include any shares underlying the Debentures in its diluted weighted average shares outstanding until the average stock price per share for the period exceeds the conversion price of the respective Debentures. At such time, only the number of shares that would be issuable (under the treasury stock method of accounting for share dilution) would be included, which is based upon the amount by which the average stock price exceeds the conversion price. The conversion prices of the 2026 Debentures and 2025 Debentures are $88.15 and $41.86, respectively. Share dilution is limited to a maximum of 3,403,110 shares for the 2026 Debentures and 3,583,080 shares for the 2025 Debentures. Since the average stock price for the three and six month periods ended June 30, 2008 was less than the conversion prices, there was no impact of the Debentures on diluted earnings per share. For the three and six month periods ended June 30, 2007, the effect of the 2025 Debentures on diluted earnings per share was a decrease of $0.03 and $0.05, respectively.
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
     Prior to December 2006, WESCO accounted for transfers of receivables pursuant to the Receivables Facility as a “sale” and removed them from the consolidated balance sheet. In December 2006, the Receivables Facility was amended and restated such that WESCO effectively maintains control of receivables transferred pursuant to the Receivables Facility; therefore, the transfers no longer qualify for “sale” treatment under SFAS No. 140. As a result, all transfers are accounted for as secured borrowings and the receivables sold pursuant to the Receivables Facility are included on the balance sheet as trade receivables, along with WESCO’s retained subordinated undivided interest in those receivables.
     As of June 30, 2008 and December 31, 2007, accounts receivable eligible for securitization totaled approximately $664.8 million and $604.0 million, respectively. The consolidated balance sheets as of June 30, 2008 and December 31, 2007 reflect $500.0 million and $480.0 million, respectively, of account receivable balances legally sold to third parties, as well as the related borrowings for equal amounts.

     Interest expense and other costs associated with the Receivables Facility totaled $4.3 million and $6.9 million for the three months ended June 30, 2008 and 2007, respectively. For the six months ended June 30, 2008 and 2007 these costs totaled $9.9 million and $13.1 million, respectively. At June 30, 2008, the interest rate on borrowings under this facility was approximately 3.3%.
6. EQUITY INVESTMENT
     During the first quarter ended March 31, 2008, WESCO and Deutsch Engineering Connecting Devices, Inc. (“Deutsch”) completed a transaction with respect to WESCO’s LADD operations, which resulted in a joint venture in which Deutsch owns a 60% interest and WESCO owns a 40% interest. Deutsch paid to WESCO aggregate consideration of approximately $75 million, consisting of $60 million in cash plus a $15 million promissory note, which is included in other assets in the consolidated balance sheet. Deutsch is entitled, but not obliged, to acquire the remaining 40% after January 1, 2010. As a result of this transaction, WESCO recognized an after-tax loss of approximately $2.1 million and removed from the consolidated balance sheet net assets of approximately $119.6 million, of which $68.8 million was related to goodwill and $37.7 million was related to intangible assets. WESCO accounts for its investment in the joint venture using the equity method of accounting as prescribed by Accounting Principles Board No. 18, The Equity Method of Accounting for Investments in Common Stock. Accordingly, earnings from the joint venture are recorded as other income in the consolidated statement of income.
7. EMPLOYEE BENEFIT PLANS
     A majority of WESCO’s employees are covered by defined contribution retirement savings plans for their services rendered subsequent to WESCO’s formation. WESCO also offers a deferred compensation plan for select individuals. For U.S. participants, WESCO will make contributions in an amount equal to 50% of the participant’s total monthly contributions up to a maximum of 6% of eligible compensation. For Canadian participants, WESCO will make contributions in an amount ranging from 1% to 7% of the participant’s eligible compensation based on years of continuous service. In addition, employer contributions may be made at the discretion of the Board of Directors. For the six months ended June 30, 2008 and 2007, WESCO incurred charges of $12.3 million and $11.3 million, respectively, for all such plans. Contributions are made in cash to employee retirement savings plan accounts. Employees then have the option to transfer balances allocated to their accounts into any of the available investment options, including WESCO common stock.
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

9. COMPREHENSIVE INCOME
     The following tables set forth comprehensive income and its components:

	Three Months Ended
	June 30,
Amounts in thousands	2008	2007
Net income	$60,127	$59,667
Foreign currency translation adjustment	2,324	7,759

Comprehensive income	$62,451	$67,426

	Six Months Ended
	June 30,
Amounts in thousands	2008	2007
Net income	$104,957	$107,825
Foreign currency translation adjustment	(4,433)	7,762

Comprehensive income	$100,524	$115,587

10. SHARE REPURCHASE PLAN
     On September 28, 2007, WESCO announced that its Board of Directors authorized a stock repurchase program in the amount of up to $400 million with an expiration date of September 30, 2009. The shares may be repurchased from time to time in the open market or through privately negotiated transactions. The stock repurchase program may be implemented or discontinued at any time by WESCO. During the three and six months ended June 30, 2008, WESCO repurchased approximately 0.9 million shares for $36.0 million and approximately 1.6 million shares for $60.8 million, respectively.
     In addition, during the six months ended June 30, 2008, WESCO purchased approximately 0.1 million shares from employees for $4.0 million in connection with the settlement of tax withholding obligations arising from the exercise of common stock options and stock-settled stock appreciation rights.
11. INCOME TAXES
     The following tables set forth the reconciliation between the federal statutory income tax rate and the effective rate:

	Three Months Ended
	June 30,
	2008	2007
Federal statutory rate	35.0%	35.0%
State taxes, net of federal tax benefit	2.2	3.2
Nondeductible expenses	0.5	0.6
Domestic tax benefit from foreign operations	(0.4)	(1.2)
Foreign tax rate differences(1)	(7.3)	(6.4)
Federal tax credits(2)	—	(0.1)
Domestic production activity deduction	(0.2)	(0.3)
Adjustment related to uncertain tax positions	1.0	—
Other	—	0.5

	30.8%	31.3%

	Six Months Ended
	June 30,
	2008	2007
Federal statutory rate	35.0%	35.0%
State taxes, net of federal tax benefit	2.4	3.0
Nondeductible expenses	0.5	0.5
Domestic tax benefit from foreign operations	(0.4)	(0.7)
Foreign tax rate differences(1)	(6.9)	(5.8)
Federal tax credits(2)	—	(0.2)
Domestic production activity deduction	(0.2)	(0.3)
Adjustment related to uncertain tax positions	0.3	—
Other	0.3	(0.1)

	31.0%	31.4%

(1)	Includes a benefit of $5.7 million and $5.3 million for the three months ended June 30, 2008 and 2007, respectively, and $9.5 million and $8.9 million for the six months ended June 30, 2008 and 2007, respectively, from the recapitalization of Canadian operations.

(2)	Includes a benefit of $0.1 million and $0.2 million, respectively, for the three and six months ended June 30, 2007 from research and development credits.
     In accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. WESCO analyzes its filing positions for all open tax years in all jurisdictions.
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
     During the next twelve months, it is reasonably possible that certain issues under appeal with the Internal Revenue Service (“IRS”) will be settled. An estimate of the amount of change in unrecognized tax benefits cannot be made at this time due to the number of matters being reviewed by the IRS.
     The total amounts of unrecognized tax benefits were $10.5 million and $10.0 million as of June 30, 2008 and December 31, 2007, respectively. If these tax benefits were recognized in the consolidated financial statements, the portion of these amounts that would reduce the Company’s effective tax rate would be $8.7 million and $8.1 million, respectively. WESCO records interest related to uncertain tax positions as a part of interest expense in the consolidated statement of income. Any penalties are recognized as part of income tax expense. As of June 30, 2008 and December 31, 2007, WESCO had an accrued liability of $5.1 million and $4.4 million, respectively, for interest related to uncertain tax positions, of which approximately $0.4 million and $0.6 million were recorded during the three and six months ended June 30, 2008, respectively. As of June 30, 2008, WESCO had a liability for tax penalties of $0.5 million.
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
     Condensed consolidating financial information for WESCO International, Inc., WESCO Distribution, Inc. and the non-guarantor subsidiaries is as follows:

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS

	June 30, 2008
	(In thousands)
				Consolidating
	WESCO	WESCO	Non-Guarantor	and Eliminating
	International, Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Cash and cash equivalents	$2	$49,117	$66,413	$—	$115,532
Trade accounts receivable, net	—	—	918,845	—	918,845
Inventories, net	—	428,756	217,690	—	646,446
Other current assets	(16)	27,342	34,868	—	62,194

Total current assets	(14)	505,215	1,237,816	—	1,743,017
Intercompany receivables, net	—	(1,380,320)	1,859,520	(479,200)	—
Property, buildings and equipment, net	—	38,462	75,008	—	113,470
Intangible assets, net	—	9,958	82,467	—	92,425
Goodwill and other intangibles, net	—	395,555	462,284	—	857,839
Investments in affiliates and other noncurrent assets	1,598,642	2,999,338	16,560	(4,522,105)	92,435

Total assets	$1,598,628	$2,568,208	$3,733,655	$(5,001,305)	$2,899,186

Accounts payable	$—	$548,771	$164,030	$—	$712,801
Short-term debt	—	—	500,000	—	500,000
Other current liabilities	—	82,000	49,294	—	131,294

Total current liabilities	—	630,771	713,324	—	1,344,095
Intercompany payables, net	479,200	—	—	(479,200)	—
Long-term debt	450,000	250,687	42,006	—	742,693
Other noncurrent liabilities	—	95,745	47,225	—	142,970
Stockholders’ equity	669,428	1,591,005	2,931,100	(4,522,105)	669,428

Total liabilities and stockholders’ equity	$1,598,628	$2,568,208	$3,733,655	$(5,001,305)	$2,899,186

	December 31, 2007
	(In thousands)
				Consolidating
	WESCO	WESCO	Non-Guarantor	and Eliminating
	International, Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Cash and cash equivalents	$(7)	$32,140	$40,164	$—	$72,297
Trade accounts receivable, net	—	—	844,514	—	844,514
Inventories, net	—	433,641	232,386	—	666,027
Other current assets	(16)	35,956	61,721	—	97,661

Total current assets	(23)	501,737	1,178,785	—	1,680,499
Intercompany receivables, net	—	(1,352,902)	1,806,458	(453,556)	—
Property, buildings and equipment, net	—	33,642	70,477	—	104,119
Intangible assets, net	—	10,368	123,423	—	133,791
Goodwill and other intangibles, net	—	393,263	531,095	—	924,358
Investments in affiliates and other noncurrent assets	1,512,055	2,912,423	2,822	(4,410,180)	17,120

Total assets	$1,512,032	$2,498,531	$3,713,060	$(4,863,736)	$2,859,887

Accounts payable	$—	$467,859	$158,434	$—	$626,293
Short-term debt	—	22,300	480,000	—	502,300
Other current liabilities	—	96,180	67,152	—	163,332

Total current liabilities	—	586,339	705,586	—	1,291,925
Intercompany payables, net	453,556	—	—	(453,556)	—
Long-term debt	450,000	318,608	42,703	—	811,311
Other noncurrent liabilities	—	90,468	57,707	—	148,175
Stockholders’ equity	608,476	1,503,116	2,907,064	(4,410,180)	608,476

Total liabilities and stockholders’ equity	$1,512,032	$2,498,531	$3,713,060	$(4,863,736)	$2,859,887

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Three Months Ended June 30, 2008
	(In thousands)
				Consolidating
	WESCO	WESCO	Non-Guarantor	and Eliminating
	International, Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Net sales	$—	$1,142,129	$445,624	$—	$1,587,753
Cost of goods sold	—	932,055	345,368	—	1,277,423
Selling, general and administrative expenses	2	161,493	45,307	—	206,802
Depreciation and amortization	—	3,540	3,152	—	6,692
Results of affiliates’ operations	54,459	34,813	—	(89,272)	—
Interest (income) expense, net	(5,670)	6,049	12,159	—	12,538
Other (income) expense	—	(2,638)	—	—	(2,638)
Provision for income taxes	—	21,986	4,823	—	26,809

Net income	$60,127	$54,457	$34,815	$(89,272)	$60,127

	Three Months Ended June 30, 2007
	(In thousands)
				Consolidating
	WESCO	WESCO	Non-Guarantor	and Eliminating
	International, Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Net sales	$—	$1,053,852	$464,256	$—	$1,518,108
Cost of goods sold	—	854,861	355,161	—	1,210,022
Selling, general and administrative expenses	2	122,462	72,831	—	195,295
Depreciation and amortization	—	4,206	4,980	—	9,186
Results of affiliates’ operations	54,716	19,679	—	(74,395)	—
Interest (income) expense, net	(9,205)	15,211	10,779	—	16,785
Other (income) expense	—	—	—	—	—
Provision for income taxes	4,252	22,075	826	—	27,153

Net income	$59,667	$54,716	$19,679	$(74,395)	$59,667

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Six Months Ended June 30, 2008
	(In thousands)
				Consolidating
	WESCO	WESCO	Non-Guarantor	and Eliminating
	International, Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Net sales	$—	$2,177,643	$875,317	$—	$3,052,960
Cost of goods sold	—	1,768,537	678,448	—	2,446,985
Selling, general and administrative expenses	4	331,137	87,301	—	418,442
Depreciation and amortization	—	7,315	6,310	—	13,625
Results of affiliates’ operations	92,320	70,221	—	(162,541)	—
Interest (income) expense, net	(12,641)	15,858	23,886	—	27,103
Other (income) expense	—	(5,383)	—	—	(5,383)
Provision for income taxes	—	38,079	9,152	—	47,231

Net income	$104,957	$92,321	$70,220	$(162,541)	$104,957

	Six Months Ended June 30, 2007
	(In thousands)
				Consolidating
	WESCO	WESCO	Non-Guarantor	and Eliminating
	International, Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Net sales	$—	$2,065,427	$903,237	$—	$2,968,664
Cost of goods sold	—	1,671,398	690,157	—	2,361,555
Selling, general and administrative expenses	4	267,348	135,501	—	402,853
Depreciation and amortization	—	8,327	9,789	—	18,116
Results of affiliates’ operations	98,004	46,102	—	(144,106)	—
Interest (income) expense, net	(18,282)	28,045	19,242	—	29,005
Other (income) expense	—	—	—	—	—
Provision for income taxes	8,457	38,407	2,446	—	49,310

Net income	$107,825	$98,004	$46,102	$(144,106)	$107,825

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2008
	(In thousands)
				Consolidating
	WESCO	WESCO	Non-Guarantor	and Eliminating
	International, Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Net cash provided by operating activities	$20,402	$88,827	$28,756	$—	$137,985
Investing activities:
Capital expenditures	—	(18,870)	(733)	—	(19,603)
Acquisition payments	—	(3,251)	—	—	(3,251)
Sale of subsidiary	—	60,000	—	—	60,000
Equity distribution	—	2,769	—	—	2,769
Other	—	3,809	—	—	3,809

Net cash provided (used) by investing activities	—	44,457	(733)	—	43,724
Financing activities:
Net borrowings (repayments)	25,644	(96,240)	(680)	—	(71,276)
Equity transactions	(46,037)	—	—	—	(46,037)
Other	—	(20,067)	(45)	—	(20,112)

Net cash used by financing activities	(20,393)	(116,307)	(725)	—	(137,425)

Effect of exchange rate changes on cash and cash equivalents	—	—	(1,049)	—	(1,049)

Net change in cash and cash equivalents	9	16,977	26,249	—	43,235
Cash and cash equivalents at the beginning of year	(7)	32,140	40,164	—	72,297

Cash and cash equivalents at the end of period	$2	$49,117	$66,413	$—	$115,532

	Six Months Ended June 30, 2007
	(In thousands)
				Consolidating
	WESCO	WESCO	Non-Guarantor	and Eliminating
	International, Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Net cash provided (used) by operating activities	$17,428	$113,187	$(2,343)	$—	$128,272
Investing activities:
Capital expenditures	—	(3,631)	(3,002)	—	(6,633)
Acquisition payments	—	(8,056)	—	—	(8,056)

Net cash used by investing activities	—	(11,687)	(3,002)	—	(14,689)
Financing activities:
Net borrowings (repayments)	304,753	(108,082)	(644)	—	196,027
Equity transactions	(321,608)	—	—	—	(321,608)
Other	(578)	2,529	141	—	2,092

Net cash used by financing activities	(17,433)	(105,553)	(503)	—	(123,489)

Effect of exchange rate changes on cash and cash equivalents	—	—	1,549	—	1,549

Net change in cash and cash equivalents	(5)	(4,053)	(4,299)	—	(8,357)
Cash and cash equivalents at the beginning of year	(2)	27,622	45,775	—	73,395

Cash and cash equivalents at the end of period	$(7)	$23,569	$41,476	$—	$65,038

12. SUBSEQUENT EVENT
During the month of August, WESCO repurchased approximately 0.3 million shares for $10.3 million under its share repurchase program.

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
Company Overview
     We are a full-line distributor of electrical supplies and equipment and a provider of integrated supply procurement services. We have more than 400 full service branches and seven distribution centers located in the United States, Canada, Mexico, the United Kingdom, Nigeria, United Arab Emirates, Singapore and China. We serve over 110,000 customers worldwide, offering over 1,000,000 products from over 24,000 suppliers. Our diverse customer base includes a wide variety of industrial companies; contractors for industrial, commercial and residential projects; utility companies, and commercial, institutional and governmental customers. Approximately 87% of our net sales are generated from operations in the United States, 11% from Canada and the remainder from other countries.
     Our financial results for the first six months of 2008 reflect sales growth in our markets served, along with the positive impact of higher commodity prices, favorable exchange rates and the acquisitions completed in the latter half of 2007. Sales increased $84.3 million, or 2.8%, over the same period last year. Last year’s comparable period included sales of $50.8 million related to the LADD operations. Cost of goods sold as a percentage of net sales was 80.2% and 79.5% for the first six months of 2008 and 2007, respectively. Operating income decreased by $12.2 million, or 6.6%, primarily from the partial divestiture of our LADD operations. Net income for the six months ended June 30, 2008 and 2007 was $105.0 million and $107.8 million, respectively.
Cash Flow
     We generated $138.0 million in operating cash flow for the first six months of 2008. Included in this amount was net income of $105.0 million. Investing activities included proceeds of $60.0 million related to our recent divestiture, and capital expenditures of $19.6 million. Financing activities consisted of borrowings and repayments of $369.4 million and $460.0 million, respectively, related to our revolving credit facility, $64.8 million related to stock repurchases, and net borrowings of $20.0 million related to our Receivables Facility, whereby we sell, on a continuous basis, an undivided interest in all domestic accounts receivable to WESCO Receivables Corp., a wholly owned SPE.
Financing Availability
     As of June 30, 2008, we had $243.6 million in available borrowing capacity under our revolving credit facility, of which $180.6 million is the U.S. sub-facility borrowing limit and $63.0 million is the Canadian sub-facility borrowing limit.
Outlook
     We believe that acquisitions and improvements in operations and our capital structure made in 2006 and 2007 have positioned us well for 2008. We continue to see macroeconomic data and input from internal sales management, customers and suppliers that suggest activity levels in our major end markets will be somewhat softer than that experienced in 2007. We believe that there are opportunities in the industrial and commercial construction end markets, and that we are well positioned to participate in these large fragmented markets. Our strong market position, combined with our continued focus on margin, productivity improvement, and selling and marketing initiatives, should enable us to improve our performance throughout the remainder of 2008.

Critical Accounting Policies and Estimates
     During the six month period ended June 30, 2008, there were no significant changes to our Critical Accounting Policies and Estimates referenced in the 2007 Annual Report on Form 10-K.
Results of Operations
Second Quarter of 2008 versus Second Quarter of 2007
     The following table sets forth the percentage relationship to net sales of certain items in our condensed consolidated statements of income for the periods presented:

	Three Months Ended
	June 30,
	2008	2007
Net sales	100.0%	100.0%
Cost of goods sold	80.5	79.7
Selling, general and administrative expenses	13.0	12.9
Depreciation and amortization	0.4	0.6

Income from operations	6.1	6.8
Interest expense	0.8	1.1
Other income	(0.2)	—

Income before income taxes	5.5	5.7
Provision for income taxes	1.7	1.8

Net income	3.8%	3.9%

     Net sales in the second quarter of 2008 totaled $1,587.8 million versus $1,518.1 million in the comparable period for 2007, an increase of $69.7 million, or 4.6%, over the same period last year. Sales were positively impacted by higher commodity prices, favorable exchange rates and the acquisitions completed in the second half of 2007. These increases were partially offset by the absence of $24.7 million of sales recognized in last year’s comparable period for the LADD operations.
     Cost of goods sold for the second quarter of 2008 was $1,277.4 million versus $1,210.0 million for the comparable period in 2007, and cost of goods sold as a percentage of net sales was 80.5% in 2008 versus 79.7% in 2007. The cost of goods sold percentage increased due to the divestiture of the LADD operations, an unfavorable sales mix and the time lag associated with passing supplier price increases to our customers.
     Selling, general and administrative (“SG&A”) expenses in the second quarter of 2008 totaled $206.8 million versus $195.3 million in last year’s comparable quarter. As a percentage of net sales, SG&A expenses were 13.0% in the second quarter of 2008 compared to 12.9% in the second quarter of 2007, reflecting an increase in sales personnel, the impact from the recent acquisitions and the foreign currency transaction gain recognized in last years comparable period.
     SG&A payroll expenses for the second quarter of 2008 of $142.8 million increased by $5.2 million compared to the same quarter in 2007. The increase in payroll expenses was primarily due to an increase in salaries and wages of $5.4 million and an increase in benefit costs of $0.9 million, offset by a decrease in incentive compensation costs of $0.9 million. Other SG&A related payroll expenses decreased $0.2 million.
     The remaining SG&A expenses for the second quarter of 2008 of $64.0 million increased by approximately $6.3 million compared to same quarter in 2007. Contributing to the increase was a gain of $4.0 million recognized in last year’s comparable period for a foreign currency transaction adjustment. Included in this year’s SG&A expenses was an increase in transportation and travel expenses of $2.5 million, an increase in rent and insurance expenses of $1.0 million and an increase in other non-recurring SG&A expenses of $1.0 million. These increases were offset by a gain of $2.2 million recognized in the second quarter of 2008 for the sale of assets.
     Depreciation and amortization for the second quarter of 2008 was $6.7 million versus $9.2 million in last year’s comparable quarter. Of the $2.5 million decrease, $1.6 million is related to the recent divestiture.
     Interest expense totaled $12.5 million for the second quarter of 2008 versus $16.8 million in last year’s comparable quarter, a decrease of approximately 25.3%. Interest expense for the second quarter of 2008 was primarily impacted by the reduction in interest rates.

     Other income totaled $2.6 million for the second quarter of 2008. As a result of selling a majority interest in our LADD operations, the investment in the new joint venture is accounted for on an equity basis, and earnings are reported as other income in the consolidated statement of income. There was no other income recorded for the second quarter of 2007.
     Income tax expense totaled $26.8 million in the second quarter of 2008, and the effective tax rate was 30.8% compared to 31.3% in the same quarter in 2007. The current quarter’s effective tax rate differed from the statutory rate primarily as a result of a lower tax rate from foreign operations.
     For the second quarter of 2008, net income increased by $0.5 million to $60.1 million, or $1.38 per diluted share, compared with $59.6 million, or $1.22 per diluted share, for the second quarter of 2007. The increase in net income was primarily due to the increase in sales and a decrease in the effective tax rate of 0.5%.
Six Months Ended June 30, 2008 versus Six Months Ended June 30, 2007
     The following table sets forth the percentage relationship to net sales of certain items in our condensed consolidated statements of income for the periods presented:

	Six Months Ended
	June 30,
	2008	2007
Net sales	100.0%	100.0%
Cost of goods sold	80.2	79.5
Selling, general and administrative expenses	13.7	13.6
Depreciation and amortization	0.4	0.6

Income from operations	5.7	6.3
Interest expense	0.9	1.0
Other income	(0.2)	—

Income before income taxes	5.0	5.3
Provision for income taxes	1.6	1.7

Net income	3.4%	3.6%

     Net sales in the first six months of 2008 totaled $3,053.0 million versus $2,968.7 million in the comparable period for 2007, an increase of $84.3 million, or 2.8%, over the same period last year. Sales were positively impacted by higher commodity prices, favorable exchange rates and the acquisitions completed in the second half of 2007. These increases were partially offset by the absence of $50.8 million of sales recognized in last year’s comparable period for the LADD operations.
     Cost of goods sold for the first six months of 2008 was $2,447.0 million versus $2,361.6 million for the comparable period in 2007, and cost of goods sold as a percentage of net sales was 80.2% in 2008 versus 79.5% in 2007. The cost of goods sold percentage increased due to the divestiture of the LADD operations and the time lag associated with passing supplier price increases to our customers.
     SG&A expenses in the first six months of 2008 totaled $418.4 million versus $402.9 million in last year’s comparable period. As a percentage of net sales, SG&A expenses were 13.7% in the first six months of 2008 compared to 13.6% in the first six months of 2007, reflecting an increase in sales personnel, the impact from the recent acquisitions and the impact of non-recurring items.
     SG&A payroll expenses for the first six months of 2008 of $287.9 million increased by $9.4 million compared to the same period in 2007. The increase in payroll expenses was primarily due to an increase in salaries and wages of $10.5 million and an increase in incentive compensation costs of $0.5 million, offset by a decrease in benefit costs of $0.9 million. Other SG&A related payroll expenses decreased $0.7 million.
     The remaining SG&A expenses for the first six months of 2008 of $130.5 million increased by approximately $6.1 million compared to same period in 2007. Contributing to the change were amounts recognized in last year’s comparable period which included a charge of $6.7 million for a legal settlement partially offset by a gain of $4.0 million for the settlement of a foreign currency transaction. Included in this year’s SG&A expenses was a charge of $3.0 million for the partial sale of the LADD operations partially offset by a gain of $2.2 million for the sale of assets. In addition, there was an increase in travel and transportation costs of $3.1 million, an increase in rent and insurance of $1.2 million, an increase in bad debt expense of $0.8 million primarily related to a customer bankruptcy filing, and an increase in other SG&A expenses of $2.9 million.

     Depreciation and amortization for the first six months of 2008 was $13.6 million versus $18.1 million in last year’s comparable period. Of the $4.5 million decrease, $3.1 million is related to the recent divestiture.
     Interest expense totaled $27.1 million for the first six months of 2008 versus $29.0 million in last year’s comparable period, a decrease of approximately 6.6%. Included in last year’s comparable period was a pre-tax gain of $2.4 million related to the change in the accounting treatment of the Receivables Facility. Interest expense for the first six months of 2008 was primarily impacted by the reduction in interest rates.
     Other income totaled $5.4 million for the first six months of 2008. As a result of selling a majority interest in our LADD operations, the investment in the new joint venture is accounted for on an equity basis, and earnings are reported as other income in the consolidated statement of income. There was no other income recorded for the first six months of 2007.
     Income tax expense totaled $47.2 million for the first six months of 2008, and the effective tax rate was 31.0% compared to 31.4% in the same period in 2007. The current period’s effective tax rate differed from the statutory rate primarily as a result of a lower tax rate from foreign operations.
     For the first six months of 2008, net income decreased by $2.8 million to $105.0 million, or $2.39 per diluted share, compared with $107.8 million, or $2.14 per diluted share, for the first six months of 2007. The decrease in net income was primarily due to the higher cost of goods sold resulting from supplier price increases, the increase in SG&A costs and the partial divestiture of the LADD operations.
Liquidity and Capital Resources
     Total assets at June 30, 2008 and December 31, 2007 were $2.9 billion. Total assets remained unchanged primarily as a result of the LADD divestiture, the impact, of which was offset by an increase in accounts receivable. Total liabilities at June 30, 2008 compared to December 31, 2007 decreased by $21.7 million to $2.2 billion. Contributing to the decrease in total liabilities was a decrease in short-term and long-term debt of $70.9 million; a decrease in bank overdrafts of $19.1 million; a decrease in accrued payroll and benefit costs of $11.8 million due to the payment in 2008 of the 2007 management incentive compensation; and a decrease in deferred income taxes of $5.3 million due to the LADD divestiture. This decrease was offset by an increase in accounts payable of $86.5 million due to the increase in the cost of sales. Stockholders’ equity increased 10.0% to $669.4 million at June 30, 2008, compared with $608.5 million at December 31, 2007, primarily as a result of net earnings of $105.0 million offset by stock repurchases, which totaled $60.8 million for the six months ended June 30, 2008. Also contributing to the change in stockholders’ equity was a loss of $4.4 million from foreign currency translation adjustments offset by benefits of $14.8 million from the exercise of stock options and $6.5 million from stock-based compensation expense.
     Our liquidity needs arise from working capital requirements, capital expenditures, acquisitions and debt service obligations. As of June 30, 2008, we had $243.6 million in available borrowing capacity under our revolving credit facility.
     We finance our operating and investing needs as follows:
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
     As of June 30, 2008 and December 31, 2007, accounts receivable eligible for securitization totaled approximately $664.8 million and $604.0 million, respectively. The consolidated balance sheets as of June 30, 2008 and December 31, 2007 reflect $500.0 million and $480.0 million, respectively, of account receivable balances legally sold to third parties, as well as the related borrowings for equal amounts.

Mortgage Financing Facility
     In February 2003, we finalized a $51 million mortgage financing facility, $43.0 million of which was outstanding as of June 30, 2008. Borrowings under the mortgage financing facility are collateralized by 75 domestic properties and are subject to a 22-year amortization schedule with a balloon payment due at the end of the 10-year term. Interest rates on borrowings under this facility are fixed at 6.5%.
Revolving Credit Facility
     The revolving credit facility provides for an aggregate borrowing limit of up to $375 million and matures on November 1, 2013. During the first six months of 2008, we borrowed $369.4 million and made repayments of $460.0 million in the aggregate. At June 30, 2008, we had $96.7 million outstanding under the facility. We were in compliance with all covenants and restrictions as of June 30, 2008.
7.50% Senior Subordinated Notes due 2017
     At June 30, 2008, $150 million in aggregate principal amount of the 2017 Notes was outstanding. The 2017 Notes were issued by WESCO Distribution, Inc. under an indenture dated as of September 27, 2005 with The Bank of New York, as successor to J.P. Morgan Trust Company, National Association, as trustee, and are unconditionally guaranteed on an unsecured basis by WESCO International, Inc. The 2017 Notes accrue interest at the rate of 7.50% per annum and are payable in cash semi-annually in arrears on each April 15 and October 15.
2.625% Convertible Senior Debentures due 2025
     At June 30, 2008, $150 million in aggregate principal amount of the 2025 Debentures was outstanding. The 2025 Debentures were issued by WESCO International Inc. under an indenture dated as of September 27, 2005 with The Bank of New York, as successor to J.P. Morgan Trust Company, National Association, as trustee, and are unconditionally guaranteed on an unsecured senior subordinated basis by WESCO Distribution, Inc. The 2025 Debentures accrue interest at the rate of 2.625% per annum and are payable in cash semi-annually in arrears on each April 15 and October 15. Beginning with the six-month interest period commencing October 15, 2010, we also will pay contingent interest in cash during any six-month interest period in which the trading price of the 2025 Debentures for each of the five trading days ending on the second trading day immediately preceding the first day of the applicable six-month interest period equals or exceeds 120% of the principal amount of the 2025 Debentures. During any interest period when contingent interest shall be payable, the contingent interest payable per $1,000 principal amount of 2025 Debentures will equal 0.25% of the average trading price of $1,000 principal amount of the 2025 Debentures during the five trading days immediately preceding the first day of the applicable six-month interest period. As defined in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), the contingent interest feature of the 2025 Debentures is an embedded derivate that is not considered clearly and closely related to the host contract. The contingent interest component had no significant value at June 30, 2008 or at December 31, 2007.
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

1.75% Convertible Senior Debentures due 2026
     At June 30, 2008, $300 million in aggregate principal amount of the 2026 Debentures was outstanding. The 2026 Debentures were issued by WESCO International, Inc. under an indenture dated as of November 2, 2006, with The Bank of New York, as Trustee, and are unconditionally guaranteed on an unsecured senior subordinated basis by WESCO Distribution, Inc. The 2026 Debentures accrue interest at the rate of 1.75% per annum and are payable in cash semi-annually in arrears on each May 15 and November 15. Beginning with the six-month interest period commencing November 15, 2011, we also will pay contingent interest in cash during any six-month interest period in which the trading price of the 2026 Debentures for each of the five trading days ending on the second trading day immediately preceding the first day of the applicable six-month interest period equals or exceeds 120% of the principal amount of the 2026 Debentures. During any interest period when contingent interest shall be payable, the contingent interest payable per $1,000 principal amount of 2026 Debentures will equal 0.25% of the average trading price of $1,000 principal amount of the 2026 Debentures during the five trading days immediately preceding the first day of the applicable six-month interest period. As defined in SFAS 133, the contingent interest feature of the 2026 Debentures is an embedded derivate that is not considered clearly and closely related to the host contract. The contingent interest component had no significant value at June 30, 2008 or at December 31, 2007.
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
Cash Flow
     Operating Activities. Cash provided by operating activities for the first six months of 2008 totaled $138.0 million compared with $128.3 million of cash generated for the first six months of 2007. The increased level of cash flow is primarily attributable to net income of $105.0 million and adjustments to net income totaling $3.4 million; an accounts payable increase of $96.9 million, resulting from the increase in the cost of sales; and a reduction in prepaid and other current assets of $26.1 million. Cash used by operating activities in the first six months of 2008 included: $70.1 million for the increase in trade and other receivables, resulting from the increase in sales; $11.7 million for the decrease in accrued payroll and benefit costs, resulting from the payment of the 2007 management incentive compensation; $7.7 million for the decrease in other current and noncurrent liabilities; and $3.9 million for the increase in inventory. In the first six months of 2007, primary sources of cash were net income of $107.8 million and adjustments to net income totaling $19.4 million; an increase in accounts payable of $66.5 million, resulting from the increase in the cost of sales; and a reduction in prepaid and other current assets of $27.5 million. Cash used by operating activities in the first six months of 2007 included $40.6 million for the increase in trade and other receivables, resulting from the increase in sales; $33.7 million for the decrease in accrued payroll and benefit costs resulting from the payment of the 2006 management incentive compensation; $14.3 for the increase in inventory; and $4.3 million for the decrease in other current and noncurrent liabilities.
     Investing Activities. Net cash provided by investing activities for the first six months of 2008 was $43.7 million, compared with $14.7 million of net cash used during the first six months of 2007. Included in 2008 were proceeds of $60.0 million from the partial divestiture of the LADD operations, $3.8 million from the sale of assets and $2.8 million from the LADD joint venture. Capital expenditures were $19.6 million and $6.6 million in the first six months of 2008 and 2007, respectively. The increase in capital expenditures for 2008 is primarily due to facility and information technology investments. In addition, expenditures of $3.3 million and $8.1 million in 2008 and 2007, respectively, were made pursuant to acquisition purchase agreements.
     Financing Activities. Net cash used by financing activities for the first six months of 2008 and 2007 was $137.4 million and $123.5 million, respectively. During the first six months of 2008, borrowings and repayments of long-term debt of $369.4 million and $460.0 million, respectively, were made to our revolving credit facility. Borrowings and repayments of $100.0 million and $80.0 million, respectively, were applied to our Receivables Facility, and there were repayments of $0.7 million to our mortgage financing facility. During the first six months of 2007, borrowings and repayments of long-term debt of $511.3 million and $411.8 million, respectively, were made to our revolving credit facility. Borrowings and repayments of $117.5 million and $17.0 million, respectively, were applied to our Receivables Facility, and there were repayments of $0.6 million to our mortgage financing facility. In addition, during the first six months of 2008 and 2007, we purchased shares of our common stock under our share repurchase plan for approximately $60.8 million and $335.0 million, respectively. The exercise of stock-based compensation arrangements resulted in proceeds of $9.4 million and $6.0 million during the first six months of 2008 and 2007, respectively.

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
Inflation
     The rate of inflation affects different commodities, the cost of products purchased and ultimately the pricing of our different products and product classes to our customers. On an overall basis, our pricing related to inflation comprised an estimated $63 million of our sales growth for the six months ended June 30, 2008.
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
Impact of Recently Issued Accounting Standards
          In September 2006, the FASB issued SFAS 157 which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies whenever other accounting standards require or permit assets or liabilities to be measured at fair value but does not expand the use of fair value to new accounting transactions and does not apply to pronouncements that address share-based payment transactions. On February 12, 2008, the FASB issued FSP SFAS No. 157-2, Effective Date of SFAS No. 157. The FSP amends SFAS 157 to delay the effective date of SFAS 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually) to fiscal years beginning after November 15, 2008. Except for the delay for nonfinancial assets and liabilities, SFAS 157 was effective for fiscal years beginning after November 15, 2007. Consistent with its requirements, we adopted SFAS 157 for our financial assets and liabilities on January 1, 2008. Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, bank overdrafts and debt. We believe that the recorded values of our financial instruments, except for long-term debt, approximate fair value because of their nature and respective duration. The partial adoption of SFAS 157 did not impact our financial position, results of operations, or cash flows. Nonfinancial assets and liabilities for which we have not applied the provisions of SFAS 157 include those measured at fair value in goodwill and indefinite lived intangible asset impairment testing, and assets acquired and liabilities assumed in a business combination. We are currently evaluating the effect that the implementation of FSP 157-2 will have on our financial position, results of operations and cash flows.
          In December 2007, the FASB issued SFAS 141R which establishes additional principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date fair value. SFAS 141R is designed to improve the relevance, representational faithfulness and comparability of the financial information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R applies prospectively to business combinations for which the acquisition date is in or after the beginning of the first annual reporting period beginning after December 15, 2008. We are currently evaluating the effect that the implementation of SFAS 141R will have on our financial position, results of operations and cash flows.

     In April 2008, the FASB issued FSP FAS 142-3 which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, and requires additional disclosure. The objective of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other generally accepted accounting principles. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and shall be applied prospectively to intangible assets acquired after the effective date. We are currently evaluating the effect that the implementation of FSP FAS 142-3 will have on our financial position, results of operations and cash flows.
     In May 2008, the FASB issued FSP APB 14-1 which requires an issuer of certain convertible debt instruments to separately account for the liability and equity components of convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 and requires retrospective application to all periods presented during which any such convertible debt instruments were outstanding. FSP APB 14-1 will change the accounting treatment for our 2025 and 2026 Debentures and will result in an increase to non-cash interest reported in our historical financial statements as well as our future financial statements as long as we continue to have convertible debentures outstanding. We are currently evaluating the full effect that the implementation of FSP APB 14-1 will have on our financial position, result of operations and cash flows.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risks
     There have not been any material changes to our exposures to market risk during the quarter ended June 30, 2008 that would require an update to the disclosures provided in our 2007 Annual Report on Form 10-K.
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
     Changes in Internal Control Over Financial Reporting
     During the second quarter of 2008, there were no changes in our internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     As previously reported in our Annual Report on Form 10-K, we are a co-defendant in a lawsuit filed in a state court in Indiana in which a customer alleges that we sold defective products manufactured or remanufactured by others and is seeking monetary damages in the amount of $52 million. We have denied any liability, continue to believe that we have meritorious defenses and intend to vigorously defend ourselves against these allegations.
     Information relating to legal proceedings is included in Note 8, Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements and is incorporated herein by reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table provides a summary of all repurchases by us of our common stock during the three months ended June 30, 2008.

			Total Number of Shares	Approximate Dollar Value of
		Average	Purchased as Part of	Shares That May Yet Be
	Total Number of	Price	Publicly Announced Plans	Purchased Under the Plans
	Shares Purchased	Paid Per	or Programs	or Programs
Period	(In Thousands) (3)	Share	(In Thousands) (1)	(In Millions) (1), (2)

April 2008	0.3	$38.99	—	$344.7
May 2008	1,018.6	$39.12	927.3	$308.6
June 2008	—	—	—	$308.6

Total	1,018.9	$39.12	927.3

(1)	On September 28, 2007, we announced that our Board of Directors authorized a stock repurchase program in the amount of up to $400 million with an expiration date of September 30, 2009.

(2)	Excludes commission fees of $27.8 thousand for the month of May.

(3)	Of the 1,018.9 million shares acquired, 91,607 shares were purchased from employees for approximately $3.8 million in connection with the settlement of tax withholding obligations arising from the exercise of common stock options and stock-settled stock appreciation rights.

Item 4. Submission of Matters to a Vote of Security Holders
The Annual Meeting of Stockholders of WESCO International, Inc. was held on May 21, 2008. At the meeting, the following matters were submitted to a vote of the stockholders of WESCO International, Inc.:
(1)	To elect Class III Directors to hold office until the 2011 Annual Meeting of Stockholders and until their successors are duly elected and qualified. The vote with respect to each nominee was as follows:

Nominee	For	Withheld
Roy W. Haley	37,523,765	1,086,169
George L. Miles, Jr.	34,427,348	4,182,586
John K. Morgan	37,858,860	751,074
James L. Singleton	37,687,057	922,877
The individuals continuing in office of Director after the annual meeting were Sandra Beach Lin, Steven A. Raymund, Robert J. Tarr, Jr., Lynn M. Utter, William J. Vareschi and Kenneth L. Way.
(2)	To approve the renewal and restatement of the WESCO International, Inc. 1999 Long-Term Incentive Plan:

For	Against	Abstain	Broker Non-Votes
23,843,915	13,061,084	18,217	5,844,799
(3)	To ratify the appointment of PricewaterhouseCoopers, LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008:

For	Against	Abstain	Broker Non-Votes
37,767,208	829,361	13,367	4,158,079
Item 6. Exhibits
     (a) Exhibits

10.43	Form of Stock-Settled Stock Appreciation Rights Agreement

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) promulgated under the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) promulgated under the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESCO International, Inc.

Date: August 11, 2008	/s/ Stephen A. Van Oss
Stephen A. Van Oss
Senior Vice President, Chief Financial and Administrative Officer