Form 10-Q
period 2008-09-30
WESCO INTERNATIONAL INC
filed 2008-11-10
CIK 929008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for at least the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of November 5, 2008, WESCO International, Inc. had 41,967,869 shares of common stock outstanding.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
Amounts in thousands, except share data	2008	2007
Assets
Current Assets:
Cash and cash equivalents	$103,270	$72,297
Trade accounts receivable, net of allowance for doubtful accounts of $20,560 and $17,418 in 2008 and 2007, respectively (Note 5)	937,773	844,514
Other accounts receivable	35,736	44,783
Inventories, net	654,608	666,027
Current deferred income taxes	267	4,026
Income taxes receivable	22,278	38,793
Prepaid expenses and other current assets	12,061	10,059

Total current assets	1,765,993	1,680,499
Property, buildings and equipment, net	116,381	104,119
Intangible assets, net	90,578	133,791
Goodwill	857,760	924,358
Investment in subsidiary	46,811	—
Deferred income taxes	13,406	—
Other assets	29,966	17,120

Total assets	$2,920,895	$2,859,887

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$742,903	$626,293
Accrued payroll and benefit costs	48,485	51,415
Short-term debt (Note 5)	525,000	502,300
Current portion of long-term debt	2,765	2,676
Deferred acquisition payable	186	1,285
Bank overdrafts	33,709	58,948
Current deferred income taxes	907	—
Other current liabilities	57,055	49,008

Total current liabilities	1,411,010	1,291,925

Long-term debt	649,734	811,311
Deferred income taxes	114,564	118,084
Other noncurrent liabilities	28,571	30,091

Total liabilities	$2,203,879	$2,251,411

Commitments and contingencies (Note 8)

Stockholders’ Equity:
Preferred stock, $.01 par value; 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 210,000,000 shares authorized, 55,549,620 and 54,663,418 shares issued and 41,999,698 and 43,144,032 shares outstanding in 2008 and 2007, respectively	556	546
Class B nonvoting convertible common stock, $.01 par value; 20,000,000 shares authorized, 4,339,431 issued and no shares outstanding in 2008 and 2007, respectively	43	43
Additional capital	837,246	808,739
Retained earnings	455,619	284,794
Treasury stock, at cost; 17,889,353 and 15,858,817 shares in 2008 and 2007, respectively	(590,330)	(511,478)
Accumulated other comprehensive income	13,882	25,832

Total stockholders’ equity	717,016	608,476

Total liabilities and stockholders’ equity	$2,920,895	$2,859,887

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Amounts in thousands, except per share data	2008	2007	2008	2007

Net sales	$1,628,087	$1,545,607	$4,681,046	$4,514,271
Cost of goods sold (excluding depreciation and amortization below)	1,311,731	1,232,520	3,758,716	3,594,075
Selling, general and administrative expenses	211,262	194,753	629,704	597,606
Depreciation and amortization	6,543	9,038	20,168	27,154

Income from operations	98,551	109,296	272,458	295,436

Interest expense, net (Note 5)	12,127	17,569	39,229	46,574
Other income (Note 6)	(2,274)	—	(7,657)	—

Income before income taxes	88,698	91,727	240,886	248,862

Provision for income taxes	22,830	19,953	70,062	69,263

Net income	$65,868	$71,774	$170,824	$179,599

Earnings per share (Note 4):
Basic	$1.56	$1.62	$4.02	$3.88

Diluted	$1.53	$1.54	$3.92	$3.65

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30,
Amounts in thousands	2008	2007

Operating Activities:
Net income	$170,824	$179,599
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,168	27,154
Amortization of debt issuance costs	2,852	2,895
Deferred income taxes	(2,578)	(89)
Stock-based compensation expense	9,703	11,199
Gain on sale of property, buildings and equipment	(2,114)	(262)
Loss on sale of subsidiary	3,005	—
Equity income	(7,657)	—
Excess tax benefit from stock-based compensation (Note 3)	(9,457)	(17,200)
Interest related to uncertain tax positions (Note 11)	957	644
Changes in assets and liabilities
Trade and other receivables, net	(99,399)	(62,281)
Inventories, net	(14,348)	(23,605)
Prepaid expenses and other current assets	23,292	25,269
Accounts payable	129,821	77,636
Accrued payroll and benefit costs	(2,698)	(26,189)
Other current and noncurrent liabilities	(1,301)	12,439

Net cash provided by operating activities	221,070	207,209

Investing Activities:
Capital expenditures	(26,947)	(11,171)
Acquisition payments	(3,289)	(7,860)
Proceeds from sale of subsidiary	60,000	—
Equity distribution	5,857	—
Proceeds from sale of assets	3,794	454

Net cash provided (used) by investing activities	39,415	(18,577)

Financing Activities:
Short-term borrowings, net	20,000	109,500
Proceeds from issuance of long-term debt	523,400	649,400
Repayments of long-term debt	(682,715)	(595,693)
Debt issuance costs	(45)	(520)
Proceeds from the exercise of stock options	9,357	6,000
Excess tax benefit from stock-based compensation (Note 3)	9,457	17,200
Repurchase of common stock	(78,852)	(410,140)
(Decrease) increase in bank overdrafts	(25,239)	30,802
Payments on capital lease obligations	(1,363)	(1,087)

Net cash used by financing activities	(226,000)	(194,538)

Effect of exchange rate changes on cash and cash equivalents	(3,512)	(2,991)

Net change in cash and cash equivalents	30,973	(8,897)
Cash and cash equivalents at the beginning of period	72,297	73,395

Cash and cash equivalents at the end of period	$103,270	$64,498

Supplemental disclosures:
Non-cash investing and financing activities:
Property, buildings and equipment acquired through capital leases	1,990	1,896
Issuance of treasury stock	—	187
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
     The unaudited condensed consolidated balance sheet as of September 30, 2008, the unaudited condensed consolidated statements of income for the three and nine months ended September 30, 2008 and 2007, respectively, and the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2008 and 2007, respectively, in the opinion of management, have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair statement of the results of the interim periods. All adjustments reflected in the unaudited condensed consolidated financial statements are of a normal recurring nature unless indicated. Results for the interim periods presented are not necessarily indicative of the results to be expected for the full year.
     Reclassification
     Certain prior period balances within the statement of cash flow have been reclassified to conform with current year presentation.
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
     In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 requires an issuer of certain convertible debt instruments to separately account for the liability and equity components of convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 and requires retrospective application to all periods presented during which any such convertible debt instruments were outstanding. FSP APB 14-1 will change the accounting treatment for WESCO’s 2.625% Convertible Senior Debentures due 2025 (the “2025 Debentures”) and 1.75% Convertible Senior Debentures due 2026 (the “2026 Debentures”) and will result in an increase to non-cash interest reported in its historical financial statements as well as its future financial statements as long as WESCO continues to have convertible debentures outstanding. WESCO estimates that the initial impact to the consolidated balance sheet (as of December 31, 2008) will be a decrease in long-term debt of approximately $252.5 million for the recognition of a debt discount and an aggregate increase in equity of approximately $146.3 million. The debt discount will be amortized to interest expense resulting in a $0.10- $0.12 decrease in earnings per share in the year of adoption.
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
     During the three and nine months ended September 30, 2008 and 2007, WESCO granted the following stock-settled stock appreciation rights at the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Stock-settled appreciations rights granted	895,235	597,787	920,344	600,987
Risk free interest rate	3.1%	4.9%	3.1%	4.9%
Expected life	4 years	4 years	4 years	4 years
Expected volatility	38%	40%	38%	40%
     For the three and nine months ended September 30, 2008, the weighted average fair value per equity award granted was approximately $13.65
     WESCO recognized $3.2 million and $4.7 million of non-cash stock-based compensation expense, which is included in selling, general and administrative expenses, for the three months ended September 30, 2008 and 2007, respectively. WESCO recognized $9.7 million and $11.2 million of non-cash stock-based compensation expense, which is included in selling, general and administrative expenses, for the nine months ended September 30, 2008 and 2007. As of September 30, 2008, there was $21.7 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements for all awards previously made, of which approximately $3.2 million is expected to be recognized over the remainder of 2008, $10.5 million in 2009, $6.1 million in 2010 and $1.9 million in 2011.

     During the nine months ended September 30, 2008 and 2007, the total intrinsic value of awards exercised was $26.1 million and $50.2 million, respectively, and the total amount of cash received from the exercise of options was $9.4 million and $6.0 million, respectively. The tax benefit associated with the exercise of awards for the nine months ended September 30, 2008 and 2007 totaled $9.5 million and $17.2 million, respectively, and was recorded as a credit to additional paid-in capital.
     The following table sets forth a summary of both stock options and stock-settled appreciation rights and related information for the nine months ended September 30, 2008:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
	Awards	Price	(In Years)	(In Thousands)
Outstanding at December 31, 2007	4,213,863	$28.85
Granted	920,344	39.95
Exercised	(910,240)	11.33
Forfeited	(36,514)	60.23

Outstanding at September 30, 2008	4,187,453	34.83	6.9	$28,843

Exercisable at September 30, 2008	2,702,498	$27.54	5.6	$28,778

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
     The following table sets forth the details of basic and diluted earnings per share:

	Three Months Ended
	September 30,
	2008	2007
Amounts in thousands, except share and per share data
Net income reported	$65,868	$71,774

Weighted average common shares outstanding used in computing basic earnings per share	42,154,940	44,316,266
Common shares issuable upon exercise of dilutive stock options	944,697	1,685,167
Common shares issuable from contingently convertible debentures (see note below for basis of calculation)	—	609,783

Weighted average common shares outstanding and common share equivalents used in computing diluted earnings per share	43,099,637	46,611,216

Earnings per share:
Basic	$1.56	$1.62
Diluted	$1.53	$1.54

	Nine Months Ended
	September 30,
	2008	2007
Amounts in thousands, except share and per share data
Net income reported	$170,824	$179,599

Weighted average common shares outstanding used in computing basic earnings per share	42,465,351	46,329,834
Common shares issuable upon exercise of dilutive stock options	1,116,496	1,777,736
Common shares issuable from contingently convertible debentures (see note below for basis of calculation)	—	1,043,925

Weighted average common shares outstanding and common share equivalents used in computing diluted earnings per share	43,581,847	49,151,495

Earnings per share:
Basic	$4.02	$3.88
Diluted	$3.92	$3.65
     For the three and nine months ended September 30, 2008 and 2007, the computation of diluted earnings per share excluded stock-settled stock appreciation rights of approximately 2.0 million and 1.1 million at weighted average exercise prices of $52 per share and $64 per share, respectively. These amounts were excluded because their effect would have been antidilutive.
     Under EITF Issue No. 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share, and EITF Issue No. 90-19, Convertible Bonds with Issuer Option to Settle for Cash upon Conversion, and because of WESCO’s obligation to settle the par value of the 2025 Debentures and the 2026 Debentures (collectively, the “Debentures”) in cash, WESCO is not required to include any shares underlying the Debentures in its diluted weighted average shares outstanding until the average stock price per share for the period exceeds the conversion price of the respective Debentures. At such time, only the number of shares that would be issuable (under the treasury stock method of accounting for share dilution) would be included, which is based upon the amount by which the average stock price exceeds the conversion price. The conversion prices of the 2026 Debentures and 2025 Debentures are $88.15 and $41.86, respectively. Share dilution is limited to a maximum of 3,403,110 shares for the 2026 Debentures and 3,583,080 shares for the 2025 Debentures. Since the average stock price for the three and nine month periods ended September 30, 2008 was less than the conversion prices, there was no impact of the Debentures on diluted earnings per share. For the three and nine month periods ended September 30, 2007, the effect of the 2025 Debentures on diluted earnings per share was a decrease of $0.02 and $0.08, respectively.
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
     As of September 30, 2008 and December 31, 2007, accounts receivable eligible for securitization totaled approximately $688.5 million and $604.0 million, respectively. The consolidated balance sheets as of September 30, 2008 and December 31, 2007 reflect $500.0 million and $480.0 million, respectively, of account receivable balances legally sold to third parties, as well as the related borrowings for equal amounts.

     Interest expense and other costs associated with the Receivables Facility totaled $4.4 million and $7.7 million for the three months ended September 30, 2008 and 2007, respectively. For the nine months ended September 30, 2008 and 2007 these costs totaled $14.3 million and $20.8 million, respectively. At September 30, 2008, the interest rate on borrowings under this facility was approximately 3.5%.
6. EQUITY INVESTMENT
     During the first quarter of 2008, WESCO and Deutsch Engineering Connecting Devices, Inc. (“Deutsch”) completed a transaction with respect to WESCO’s LADD operations, which resulted in a joint venture in which Deutsch owns a 60% interest and WESCO owns a 40% interest. Deutsch paid to WESCO aggregate consideration of approximately $75 million, consisting of $60 million in cash plus a $15 million promissory note, which is included in other assets in the consolidated balance sheet. Deutsch is entitled, but not obliged, to acquire the remaining 40% after January 1, 2010. As a result of this transaction, WESCO recognized an after-tax loss of approximately $2.1 million and removed from the consolidated balance sheet net assets of approximately $119.6 million, of which $68.8 million was related to goodwill and $37.7 million was related to intangible assets. WESCO accounts for its investment in the joint venture using the equity method of accounting as prescribed by Accounting Principles Board No. 18, The Equity Method of Accounting for Investments in Common Stock. Accordingly, earnings from the joint venture are recorded as other income in the consolidated statement of income.
7. EMPLOYEE BENEFIT PLANS
     A majority of WESCO’s employees are covered by defined contribution retirement savings plans for their services rendered subsequent to WESCO’s formation. WESCO also offers a deferred compensation plan for select individuals. For U.S. participants, WESCO will make contributions in an amount equal to 50% of the participant’s total monthly contributions up to a maximum of 6% of eligible compensation. For Canadian participants, WESCO will make contributions in an amount ranging from 1% to 7% of the participant’s eligible compensation based on years of continuous service. In addition, employer contributions may be made at the discretion of the Board of Directors. For the nine months ended September 30, 2008 and 2007, WESCO incurred charges of $15.2 million and $14.2 million, respectively, for all such plans. Contributions are made in cash to employee retirement savings plan accounts. Employees then have the option to transfer balances allocated to their accounts into any of the available investment options, including WESCO common stock.
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

9. COMPREHENSIVE INCOME
     The following tables set forth comprehensive income and its components:

	Three Months Ended
	September 30,
Amounts in thousands	2008	2007
Net income	$65,868	$71,774
Foreign currency translation adjustment	(7,517)	1,592

Comprehensive income	$58,351	$73,366

	Nine Months Ended
	September 30,
Amounts in thousands	2008	2007
Net income	$170,824	$179,599
Foreign currency translation adjustment	(11,950)	9,354

Comprehensive income	$158,874	$188,953

10. SHARE REPURCHASE PLAN
     On September 28, 2007, WESCO announced that its Board of Directors authorized a stock repurchase program in the amount of up to $400 million with an expiration date of September 30, 2009. The shares may be repurchased from time to time in the open market or through privately negotiated transactions. The stock repurchase program may be implemented or discontinued at any time by WESCO. During the three and nine months ended September 30, 2008, WESCO repurchased approximately 0.4 million shares for $14.0 million and approximately 1.9 million shares for $74.8 million, respectively.
     In addition, during the nine months ended September 30, 2008, WESCO purchased approximately 0.1 million shares from employees for $4.0 million in connection with the settlement of tax withholding obligations arising from the exercise of common stock options and stock-settled stock appreciation rights.
11. INCOME TAXES
     The following tables set forth the reconciliation between the federal statutory income tax rate and the effective rate:

	Three Months Ended
	September 30,
	2008	2007
Federal statutory rate	35.0%	35.0%
State taxes, net of federal tax benefit	1.7	2.4
Nondeductible expenses	0.5	0.5
Domestic tax benefit from foreign operations	(2.1)	(0.7)
Foreign tax rate differences(1)	(9.1)	(6.2)
Federal tax credits(2)	—	(0.1)
Domestic production activity deduction	(0.2)	(0.3)
Adjustment related to uncertain tax positions	—	1.2
Adjustments related to foreign currency exchange gains(3)	—	(1.9)
Change in valuation allowance(4)	—	(9.2)
Other	(0.1)	1.1

	25.7%	21.8%

	Nine Months Ended
	September 30,
	2008	2007
Federal statutory rate	35.0%	35.0%
State taxes, net of federal tax benefit	2.1	2.8
Nondeductible expenses	0.5	0.5
Domestic tax benefit from foreign operations	(1.1)	(0.7)
Foreign tax rate differences(1)	(7.7)	(5.9)
Federal tax credits(2)	—	(0.1)
Domestic production activity deduction	(0.2)	(0.3)
Adjustment related to uncertain tax positions	0.2	0.4
Adjustments related to foreign currency exchange gains(3)	—	(0.7)
Change in valuation allowance(4)	—	(3.5)
Other	0.3	0.3

	29.1%	27.8%

(1)	Includes a benefit of $8.0 million and $5.5 million for the three months ended September 30, 2008 and 2007, respectively, and $18.6 million and $14.5 million for the nine months ended September 30, 2008 and 2007, respectively, from the recapitalization of Canadian operations and in 2008 the effect of differences between the recorded provision and the final filed tax return for the prior year.

(2)	Includes a benefit of $0.1 million and $0.3 million, respectively, for the three and nine months ended September 30, 2007 from research and development credits.

(3)	Includes a benefit of $1.8 million for the three and nine months ended September 30, 2007 from a foreign currency exchange gain related to the recapitalization of Canadian operations.

(4)	Pursuant to SFAS No. 109, Accounting for Income Taxes, WESCO recorded an $8.5 million reversal of valuation allowances against deferred tax assets for tax net operating loss carryforwards. The reversal was recorded as a discrete tax benefit in the three months ended September 30, 2007 and was based on achieving substantial profitability and a favorable assessment of expected future operating results in jurisdictions in which WESCO’s net operating losses may be utilized in future periods.
     In accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, WESCO analyzes its filing positions for all open tax years in all jurisdictions. The Company is currently under examination in several tax jurisdictions, both within the United States and outside the United States, and remains subject to examination until the statute of limitations expires for the respective tax jurisdictions. The following summary sets forth the tax years that remain open in the Company’s major tax jurisdictions:

United States — Federal	1999 and forward
United States — States	2003 and forward
Canada	1996 and forward
     During the next twelve months, it is reasonably possible that certain issues will be settled by the resolution of Internal Revenue Service tax examinations or the expiration of statutes of limitations. WESCO estimates that up to $3.1 million of unrecognized tax benefits related to income tax positions may be affected. The outcome of the audits and the timing of the settlements are subject to significant uncertainty.
     The total amounts of unrecognized tax benefits were $10.5 million and $10.0 million as of September 30, 2008 and December 31, 2007, respectively. If these tax benefits were recognized in the consolidated financial statements, the portion of these amounts that would reduce the Company’s effective tax rate would be $8.7 million and $8.1 million, respectively. WESCO records interest related to uncertain tax positions as a part of interest expense in the consolidated statement of income. Any penalties are recognized as part of income tax expense. As of September 30, 2008 and December 31, 2007, WESCO had an accrued liability of $5.4 million and $4.4 million, respectively, for interest related to uncertain tax positions, of which approximately $0.3 million and $1.0 million were recorded during the three and nine months ended September 30, 2008, respectively. As of September 30, 2008, WESCO had a liability for tax penalties of $0.5 million.

12. OTHER FINANCIAL INFORMATION
     WESCO Distribution, Inc. has outstanding $150 million in aggregate principal amount of 7.50% Senior Subordinated Notes due 2017 (the “2017 Notes”), and WESCO International, Inc. has outstanding $150 million in aggregate principal amount of 2025 Debentures and $300 million in aggregate principal amount of 2026 Debentures. The 2017 Notes are fully and unconditionally guaranteed by WESCO International, Inc. on a subordinated basis to all existing and future senior indebtedness of WESCO International, Inc. The 2025 Debentures and 2026 Debentures are fully and unconditionally guaranteed by WESCO Distribution, Inc. on a senior subordinated basis to all existing and future senior indebtedness of WESCO Distribution, Inc.
     Condensed consolidating financial information for WESCO International, Inc., WESCO Distribution, Inc. and the non-guarantor subsidiaries is as follows:

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS

	September 30, 2008
	(In thousands)
				Consolidating
	WESCO	WESCO	Non-Guarantor	and Eliminating
	International, Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Cash and cash equivalents	$0	$46,957	$56,313	$—	$103,270
Trade accounts receivable, net	—	—	937,773	—	937,773
Inventories, net	—	442,051	212,557	—	654,608
Other current assets	(9)	35,972	34,379	—	70,342

Total current assets	(9)	524,980	1,241,022	—	1,765,993
Intercompany receivables, net	—	(1,419,294)	1,902,966	(483,672)	—
Property, buildings and equipment, net	—	42,157	74,224	—	116,381
Intangible assets, net	—	9,754	80,824	—	90,578
Goodwill and other intangibles, net	—	395,546	462,214	—	857,760
Investments in affiliates and other noncurrent assets	1,650,695	3,030,296	15,861	(4,606,669)	90,183

Total assets	$1,650,686	$2,583,439	$3,777,111	$(5,090,341)	$2,920,895

Accounts payable	$—	$578,913	$163,990	$—	$742,903
Short-term debt	—	25,000	500,000	—	525,000
Other current liabilities	—	81,046	62,061	—	143,107

Total current liabilities	—	684,959	726,051	—	1,411,010
Intercompany payables, net	483,672	—	—	(483,672)	—
Long-term debt	449,998	158,105	41,631	—	649,734
Other noncurrent liabilities	—	96,678	46,457	—	143,135
Stockholders’ equity	717,016	1,643,697	2,962,972	(4,606,669)	717,016

Total liabilities and stockholders’ equity	$1,650,686	$2,583,439	$3,777,111	$(5,090,341)	$2,920,895

	December 31, 2007
	(In thousands)
				Consolidating
	WESCO	WESCO	Non-Guarantor	and Eliminating
	International, Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Cash and cash equivalents	$(7)	$32,140	$40,164	$—	$72,297
Trade accounts receivable, net	—	—	844,514	—	844,514
Inventories, net	—	433,641	232,386	—	666,027
Other current assets	(16)	35,956	61,721	—	97,661

Total current assets	(23)	501,737	1,178,785	—	1,680,499
Intercompany receivables, net	—	(1,352,902)	1,806,458	(453,556)	—
Property, buildings and equipment, net	—	33,642	70,477	—	104,119
Intangible assets, net	—	10,368	123,423	—	133,791
Goodwill and other intangibles, net	—	393,263	531,095	—	924,358
Investments in affiliates and other noncurrent assets	1,512,055	2,912,423	2,822	(4,410,180)	17,120

Total assets	$1,512,032	$2,498,531	$3,713,060	$(4,863,736)	$2,859,887

Accounts payable	$—	$467,859	$158,434	$—	$626,293
Short-term debt	—	22,300	480,000	—	502,300
Other current liabilities	—	96,180	67,152	—	163,332

Total current liabilities	—	586,339	705,586	—	1,291,925
Intercompany payables, net	453,556	—	—	(453,556)	—
Long-term debt	450,000	318,608	42,703	—	811,311
Other noncurrent liabilities	—	90,468	57,707	—	148,175
Stockholders’ equity	608,476	1,503,116	2,907,064	(4,410,180)	608,476

Total liabilities and stockholders’ equity	$1,512,032	$2,498,531	$3,713,060	$(4,863,736)	$2,859,887

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Three Months Ended September 30, 2008
	(In thousands)
				Consolidating
	WESCO	WESCO	Non-Guarantor	and Eliminating
	International, Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Net sales	$—	$1,167,773	$460,314	$—	$1,628,087
Cost of goods sold	—	952,945	358,786	—	1,311,731
Selling, general and administrative expenses	1	159,532	51,729	—	211,262
Depreciation and amortization	—	3,394	3,149	—	6,543
Results of affiliates’ operations	60,211	31,872	—	(92,083)	—
Interest (income) expense, net	(5,658)	4,811	12,974	—	12,127
Other (income) expense	—	(2,274)	—	—	(2,274)
Provision for income taxes	—	21,028	1,802	—	22,830

Net income	$65,868	$60,209	$31,874	$(92,083)	$65,868

	Three Months Ended September 30, 2007
	(In thousands)
				Consolidating
	WESCO	WESCO	Non-Guarantor	and Eliminating
	International, Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Net sales	$—	$1,069,354	$476,253	$—	$1,545,607
Cost of goods sold	—	866,751	365,769	—	1,232,520
Selling, general and administrative expenses	1	221,802	(27,050)	—	194,753
Depreciation and amortization	—	4,107	4,931	—	9,038
Results of affiliates’ operations	66,652	77,545	—	(144,197)	—
Interest (income) expense, net	(9,468)	6,357	20,680	—	17,569
Other (income) expense	—	—	—	—	—
Provision for income taxes	4,345	(18,770)	34,378	—	19,953

Net income	$71,774	$66,652	$77,545	$(144,197)	$71,774

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Nine Months Ended September 30, 2008
	(In thousands)
				Consolidating
	WESCO	WESCO	Non-Guarantor	and Eliminating
	International, Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Net sales	$—	$3,345,416	$1,335,630	$—	$4,681,046
Cost of goods sold	—	2,721,482	1,037,234	—	3,758,716
Selling, general and administrative expenses	5	490,669	139,030	—	629,704
Depreciation and amortization	—	10,708	9,460	—	20,168
Results of affiliates’ operations	152,530	102,094	—	(254,624)	—
Interest (income) expense, net	(18,299)	20,669	36,859	—	39,229
Other (income) expense	—	(7,657)	—	—	(7,657)
Provision for income taxes	—	59,109	10,953	—	70,062

Net income	$170,824	$152,530	$102,094	$(254,624)	$170,824

	Nine Months Ended September 30, 2007
	(In thousands)
				Consolidating
	WESCO	WESCO	Non-Guarantor	and Eliminating
	International, Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Net sales	$—	$3,134,781	$1,379,490	$—	$4,514,271
Cost of goods sold	—	2,538,149	1,055,926	—	3,594,075
Selling, general and administrative expenses	6	489,150	108,450	—	597,606
Depreciation and amortization	—	12,434	14,720	—	27,154
Results of affiliates’ operations	164,656	123,646	—	(288,302)	—
Interest (income) expense, net	(27,750)	34,402	39,922	—	46,574
Other (income) expense	—	—	—	—	—
Provision for income taxes	12,801	19,637	36,825	—	69,263

Net income	$179,599	$164,655	$123,647	$(288,302)	$179,599

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2008
	(In thousands)
				Consolidating
	WESCO	WESCO	Non-Guarantor	and Eliminating
	International, Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Net cash provided by operating activities	$29,929	$169,074	$22,067	$—	$221,070
Investing activities:
Capital expenditures	—	(25,607)	(1,340)	—	(26,947)
Acquisition payments	—	(3,289)	—	—	(3,289)
Sale of subsidiary	—	60,000	—	—	60,000
Equity distribution	—	5,857	—	—	5,857
Other	—	3,794	—	—	3,794

Net cash provided (used) by investing activities	—	40,755	(1,340)	—	39,415
Financing activities:
Net borrowings (repayments)	30,116	(168,410)	(1,021)	—	(139,315)
Equity transactions	(60,038)	—	—	—	(60,038)
Other	—	(26,602)	(45)	—	(26,647)

Net cash used by financing activities	(29,922)	(195,012)	(1,066)	—	(226,000)

Effect of exchange rate changes on cash and cash equivalents	—	—	(3,512)	—	(3,512)

Net change in cash and cash equivalents	7	14,817	16,149	—	30,973
Cash and cash equivalents at the beginning of year	(7)	32,140	40,164	—	72,297

Cash and cash equivalents at the end of period	$—	$46,957	$56,313	$—	$103,270

	Nine Months Ended September 30, 2007
	(In thousands)
				Consolidating
	WESCO	WESCO	Non-Guarantor	and Eliminating
	International, Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Net cash provided (used) by operating activities	$27,714	$187,312	$(7,817)	$—	$207,209

Investing activities:
Capital expenditures	—	(9,748)	(1,423)	—	(11,171)
Acquisition payments	—	(7,860)	—	—	(7,860)
Other	—	454	—	—	454

Net cash used by investing activities	—	(17,154)	(1,423)	—	(18,577)
Financing activities:
Net borrowings (repayments)	359,688	(195,517)	(964)	—	163,207
Equity transactions	(386,940)	—	—	—	(386,940)
Other	(465)	29,663	(3)	—	29,195

Net cash used by financing activities	(27,717)	(165,854)	(967)	—	(194,538)

Effect of exchange rate changes on cash and cash equivalents	—	—	(2,991)	—	(2,991)

Net change in cash and cash equivalents	(3)	4,304	(13,198)	—	(8,897)
Cash and cash equivalents at the beginning of year	(2)	27,622	45,775	—	73,395

Cash and cash equivalents at the end of period	$(5)	$31,926	$32,577	$—	$64,498

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
     Our financial results for the first nine months of 2008 reflect sales growth in our markets served, along with the positive impact of higher commodity prices, favorable exchange rates, hurricane restoration activity and the acquisitions completed in the latter half of 2007. Additionally, in January 2008 we completed a transaction in which we divested 60% of our LADD operations resulting in a joint venture in which we own a 40% interest. Sales increased $166.8 million, or 3.7%, over the same period last year. Last year’s comparable period included sales of $75.5 million related to the LADD operations. Cost of goods sold as a percentage of net sales was 80.3% and 79.6% for the first nine months of 2008 and 2007, respectively. Operating income decreased by $23.0 million, or 7.8%, primarily from the partial divestiture of our LADD operations. Net income for the nine months ended September 30, 2008 and 2007 was $170.8 million and $179.6 million, respectively.
Cash Flow
     We generated $221.1 million in operating cash flow for the first nine months of 2008. Included in this amount was net income of $170.8 million. Investing activities included proceeds of $60.0 million related to our recent divestiture, and capital expenditures of $26.9 million. Financing activities consisted of borrowings and repayments of $523.4 million and $681.7 million, respectively, related to our revolving credit facility, $78.9 million related to stock repurchases, and net borrowings of $20.0 million related to our Receivables Facility, whereby we sell, on a continuous basis, an undivided interest in all domestic accounts receivable to WESCO Receivables Corp., a wholly owned SPE.
Financing Availability
     As of September 30, 2008, we had $303.4 million in available borrowing capacity under our revolving credit facility, of which $239.9 million is the U.S. sub-facility borrowing limit and $63.5 million is the Canadian sub-facility borrowing limit. The revolving credit facility does not mature until November 1, 2013, and the Receivables Facility matures on May 9, 2010. In addition, our 2025 Debentures and 2026 Debentures cannot be redeemed or repurchased until 2010 and 2011, respectively. We increased our cash by $31.0 million to $103.3 million, after taking into account $74.8 million of share repurchases and $26.9 million of capital expenditures. We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions. For further discussion refer to “Liquidity and Capital Resources.”
Outlook
     We believe that acquisitions and improvements in operations and our capital structure made in 2006, 2007 and 2008 have positioned us well for the future. We continue to see macroeconomic data and input from internal sales management, customers and suppliers that suggest activity levels in our major end markets will be somewhat softer for the remainder of 2008 and throughout 2009. We believe that there are opportunities in the industrial and commercial construction end markets and that we are well positioned to participate in these large fragmented markets. Our strong market position, combined with our continued focus on margin, productivity improvement, and selling and marketing initiatives, should enable us to perform at an above market rate throughout the remainder of 2008 and into 2009.

Critical Accounting Policies and Estimates
     During the nine month period ended September 30, 2008, there were no significant changes to our Critical Accounting Policies and Estimates referenced in the 2007 Annual Report on Form 10-K.
Results of Operations
Third Quarter of 2008 versus Third Quarter of 2007
     The following table sets forth the percentage relationship to net sales of certain items in our condensed consolidated statements of income for the periods presented:

	Three Months Ended
	September 30,
	2008	2007
Net sales	100.0%	100.0%
Cost of goods sold	80.6	79.7
Selling, general and administrative expenses	13.0	12.6
Depreciation and amortization	0.4	0.6

Income from operations	6.0	7.1
Interest expense	0.7	1.2
Other income	(0.1)	—

Income before income taxes	5.4	5.9
Provision for income taxes	1.4	1.3

Net income	4.0%	4.6%

     Net sales in the third quarter of 2008 totaled $1,628.1 million versus $1,545.6 million in the comparable period for 2007, an increase of $82.5 million, or 5.3%, over the same period last year. Sales were positively impacted by higher commodity prices, hurricane restoration activity, favorable exchange rates and the acquisitions completed in the second half of 2007. These increases were partially offset by the absence of $24.7 million of sales recognized in last year’s comparable period for the LADD operations.
     Cost of goods sold for the third quarter of 2008 was $1,311.7 million versus $1,232.5 million for the comparable period in 2007, and cost of goods sold as a percentage of net sales was 80.6% in 2008 versus 79.7% in 2007. The cost of goods sold percentage increased due to the divestiture of the LADD operations, the time lag associated with passing supplier price increases to our customers and an unfavorable sales mix.
     Selling, general and administrative (“SG&A”) expenses in the third quarter of 2008 totaled $211.3 million versus $194.8 million in last year’s comparable quarter. As a percentage of net sales, SG&A expenses were 13.0% in the third quarter of 2008 compared to 12.6% in the third quarter of 2007, reflecting an increase in sales personnel, recent acquisitions, higher bad debt expense and the impact from foreign currency transactions. In the third quarter of 2007 foreign currency transaction gains reduced SG&A expenses by 0.3% of sales and in the third quarter of 2008 foreign currency transaction losses increased SG&A expenses by 0.1% of sales.
     SG&A payroll expenses for the third quarter of 2008 of $141.7 million increased by $3.8 million compared to the same quarter in 2007. The increase in payroll expenses was primarily due to an increase in salaries and wages of $4.6 million and an increase in incentive costs of $0.6 million, offset by a decrease in temporary labor costs of $1.1 million. Other SG&A related payroll expenses decreased $0.3 million.
     The remaining SG&A expenses for the third quarter of 2008 of $69.6 million increased by approximately $12.7 million compared to same quarter in 2007. Contributing to the increase was a foreign currency transaction loss of $1.9 million recognized in the current period and a foreign currency transaction gain of $4.6 million recognized in last year’s comparable period. Also included in this period’s SG&A expenses was an increase in bad debt expense of $3.3 million, related to an increase in customer defaults and collections issues, an increase in travel expenses of $1.2 million and an increase in other SG&A expenses of $1.7 million.
     Depreciation and amortization for the third quarter of 2008 was $6.5 million versus $9.0 million in last year’s comparable quarter. Of the $2.5 million decrease, $1.5 million is related to the recent divestiture.
     Interest expense totaled $12.1 million for the third quarter of 2008 versus $17.6 million in last year’s comparable quarter, a decrease of approximately 31.0%. Interest expense for the third quarter of 2008 was primarily impacted by the reduction in interest rates and the decrease in debt.

     Other income totaled $2.3 million for the third quarter of 2008. As a result of selling a majority interest in our LADD operations, the investment in the new joint venture is accounted for on an equity basis, and earnings are reported as other income in the consolidated statement of income. There was no other income recorded for the third quarter of 2007.
     Income tax expense totaled $22.8 million in the third quarter of 2008, and the effective tax rate was 25.7% compared to 21.8% in the same quarter in 2007. The increase in the effective tax rate is a result of an adjustment recorded in last year’s comparable period to reverse a portion of the valuation allowance applied against deferred tax assets. The current quarter’s effective tax rate differed from the statutory rate primarily as a result of a lower tax rate from foreign operations.
     For the third quarter of 2008, net income decreased by $5.9 million to $65.9 million compared to $71.8 million in the third quarter of 2007. Diluted earnings per share was $1.53 for the third quarter of 2008 compared with $1.54 per diluted share for the third quarter of 2007. The decrease in net income was primarily due to the partial divestiture of the LADD operations, higher cost of goods sold resulting from supplier price increases, foreign currency transactions and the increase in the effective tax rate of 3.9%.
Nine Months Ended September 30, 2008 versus Nine Months Ended September 30, 2007
     The following table sets forth the percentage relationship to net sales of certain items in our condensed consolidated statements of income for the periods presented:

	Nine Months Ended
	September 30,
	2008	2007
Net sales	100.0%	100.0%
Cost of goods sold	80.3	79.6
Selling, general and administrative expenses	13.5	13.3
Depreciation and amortization	0.4	0.6

Income from operations	5.8	6.5
Interest expense	0.8	1.0
Other income	(0.2)	—

Income before income taxes	5.2	5.5
Provision for income taxes	1.5	1.5

Net income	3.7%	4.0%

     Net sales in the first nine months of 2008 totaled $4,681.0 million versus $4,514.3 million in the comparable period for 2007, an increase of $166.8 million, or 3.7%, over the same period last year. Sales were positively impacted by higher commodity prices, favorable exchange rates, hurricane restoration activity and the acquisitions completed in the second half of 2007. These increases were partially offset by the absence of $75.5 million of sales recognized in last year’s comparable period for the LADD operations.
     Cost of goods sold for the first nine months of 2008 was $3,758.7 million versus $3,594.1 million for the comparable period in 2007, and cost of goods sold as a percentage of net sales was 80.3% in 2008 versus 79.6% in 2007. The cost of goods sold percentage increased due to the divestiture of the LADD operations and the time lag associated with passing supplier price increases to our customers.
     SG&A expenses in the first nine months of 2008 totaled $629.7 million versus $597.6 million in last year’s comparable period. As a percentage of net sales, SG&A expenses were 13.5% in the first nine months of 2008 compared to 13.3% in the first nine months of 2007, reflecting an increase in sales personnel, recent acquisitions and the impact from foreign currency transaction gains and losses, gains and losses on the disposition of assets and other non-recurring items.
     SG&A payroll expenses for the first nine months of 2008 of $429.6 million increased by $13.2 million compared to the same period in 2007. The increase in payroll expenses was primarily due to an increase in salaries and wages of $15.0 million and an increase in incentive compensation costs of $1.1 million, offset by a decrease in temporary labor costs of $3.0 million. Other SG&A related payroll expenses increased $0.1 million.
     The remaining SG&A expenses for the first nine months of 2008 of $200.1 million increased by approximately $18.9 million compared to same period in 2007. Contributing to the increase were offsetting amounts recognized in last year’s comparable period which included a gain of $7.0 million related to foreign currency transactions and a charge of $6.7 million for a legal settlement. Included in this year’s SG&A expenses were charges of $3.0 million for the partial sale of the LADD operations and $2.2 million for foreign currency transactions. These losses were partially offset by a gain of $2.2 million for the sale of assets. In addition, there was an increase in bad debt expense of $4.0 million related to an increase in customer defaults and collections issues, an increase in travel costs of $3.8 million, an increase in rent and insurance of $2.0 million, and an increase in other non-recurring SG&A expenses of $5.8 million.

     Depreciation and amortization for the first nine months of 2008 was $20.2 million versus $27.2 million in last year’s comparable period. Of the $7.0 million decrease, $4.6 million is related to the recent divestiture.
     Interest expense totaled $39.2 million for the first nine months of 2008 versus $46.6 million in last year’s comparable period, a decrease of approximately 15.8%. Included in last year’s comparable period was a pre-tax gain of $2.4 million related to the change in the accounting treatment of the Receivables Facility. Interest expense for the first nine months of 2008 was primarily impacted by the reduction in interest rates and the decrease in debt.
     Other income totaled $7.7 million for the first nine months of 2008. As a result of selling a majority interest in our LADD operations, the investment in the new joint venture is accounted for on an equity basis, and earnings are reported as other income in the consolidated statement of income. There was no other income recorded for the first nine months of 2007.
     Income tax expense totaled $70.1 million for the first nine months of 2008, and the effective tax rate was 29.1% compared to 27.8% in the same period in 2007. The increase in the effective tax rate is a result of an adjustment recorded in last year’s comparable period to reverse a portion of the valuation allowance applied against deferred tax assets. The current period’s effective tax rate differed from the statutory rate primarily as a result of a lower tax rate from foreign operations.
     For the first nine months of 2008, net income decreased by $8.8 million to $170.8 million compared to $179.6 million in the first nine months of 2007. Diluted earnings per share was $3.92 for the first nine months of 2008 compared with $3.65 per diluted share for the first nine months of 2007. The decrease in net income was primarily due to the partial divestiture of the LADD operations, higher cost of goods sold resulting from supplier price increases, and the increase in SG&A costs.
Liquidity and Capital Resources
     Total assets at September 30, 2008 and December 31, 2007 were $2.9 billion. Total assets remained unchanged primarily as a result of the LADD divestiture, the impact of which was offset by an increase in accounts receivable. Total liabilities at September 30, 2008 compared to December 31, 2007 decreased by $47.5 million to $2.2 billion. Contributing to the decrease in total liabilities was a decrease in short-term and long-term debt of $138.8 million and a decrease in bank overdrafts of $25.2 million. These decreases were offset by an increase in accounts payable of $116.6 million due to the increase in the cost of sales. Stockholders’ equity increased 17.8% to $717.0 million at September 30, 2008, compared with $608.5 million at December 31, 2007, primarily as a result of net earnings of $170.8 million and benefits of $14.8 million from the exercise of stock options and $9.7 million from stock-based compensation expense. These increases were partially offset by stock repurchases, which totaled $74.8 million for the nine months ended September 30, 2008 and foreign currency translation adjustments of $12.0 million.
     Our liquidity needs arise from working capital requirements, capital expenditures, acquisitions and debt service obligations. As of September 30, 2008, we had $303.4 million in available borrowing capacity under our revolving credit facility, which combined with our invested cash provides us with liquidity of $348.3 million. Our available borrowing capacity under our revolving credit facility at September 30, 2008 increased $157.2 million from December 31, 2007 primarily due to debt repayments. We believe cash provided by operations and financing activities will be adequate to cover our current operational and business needs.
     The worldwide financial turmoil has had significant impacts on global credit markets. We communicate on a regular basis with our lenders regarding our financial and working capital performance and liquidity position. We are in compliance with all covenants and restrictions as of September 30, 2008. In addition, on October 17, 2008 Moody’s Investor Services affirmed our credit rating and stable outlook.
     Over the next several quarters we expect to maintain working capital productivity, and it is expected that excess cash will be directed at debt reduction, share repurchases and accretive acquisitions. We believe our balance sheet and ability to generate ample cash flow provides us with a durable business model and should allows us to fund expansion needs and growth initiatives in this time of economic contraction while maintaining targeted levels of leverage. To the extent that operating cash flow is materially lower than current levels or external financing sources are not available on terms competitive with those currently available, including increases in interest rates, future liquidity may be adversely affected.

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
     As of September 30, 2008 and December 31, 2007, accounts receivable eligible for securitization totaled approximately $688.5 million and $604.0 million, respectively. The consolidated balance sheets as of September 30, 2008 and December 31, 2007 reflect $500.0 million and $480.0 million, respectively, of account receivable balances legally sold to third parties, as well as the related borrowings for equal amounts.
Mortgage Financing Facility
     In February 2003, we finalized a $51 million mortgage financing facility, $42.6 million of which was outstanding as of September 30, 2008. Borrowings under the mortgage financing facility are collateralized by 75 domestic properties and are subject to a 22-year amortization schedule with a balloon payment due at the end of the 10-year term. Interest rates on borrowings under this facility are fixed at 6.5%.
Revolving Credit Facility
     The revolving credit facility provides for an aggregate borrowing limit of up to $375 million and matures on November 1, 2013. During the first nine months of 2008, we borrowed $523.4 million and made repayments of $681.7 million in the aggregate. At September 30, 2008, we had $29.0 million outstanding under the facility, of which $25.0 million is classified as short-term debt. We were in compliance with all covenants and restrictions as of September 30, 2008.
7.50% Senior Subordinated Notes due 2017
     At September 30, 2008, $150 million in aggregate principal amount of the 2017 Notes was outstanding. The 2017 Notes were issued by WESCO Distribution, Inc. under an indenture dated as of September 27, 2005 with The Bank of New York, as successor to J.P. Morgan Trust Company, National Association, as trustee, and are unconditionally guaranteed on an unsecured basis by WESCO International, Inc. The 2017 Notes accrue interest at the rate of 7.50% per annum and are payable in cash semi-annually in arrears on each April 15 and October 15.
2.625% Convertible Senior Debentures due 2025
     At September 30, 2008, $150 million in aggregate principal amount of the 2025 Debentures was outstanding. The 2025 Debentures were issued by WESCO International Inc. under an indenture dated as of September 27, 2005 with The Bank of New York, as successor to J.P. Morgan Trust Company, National Association, as trustee, and are unconditionally guaranteed on an unsecured senior subordinated basis by WESCO Distribution, Inc. The 2025 Debentures accrue interest at the rate of 2.625% per annum and are payable in cash semi-annually in arrears on each April 15 and October 15. Beginning with the six-month interest period commencing October 15, 2010, we also will pay contingent interest in cash during any six-month interest period in which the trading price of the 2025 Debentures for each of the five trading days ending on the second trading day immediately preceding the first day of the applicable six-month interest period equals or exceeds 120% of the principal amount of the 2025 Debentures. During any interest period when contingent interest shall be payable, the contingent interest payable per $1,000 principal amount of 2025 Debentures will equal 0.25% of the average trading price of $1,000 principal amount of the 2025 Debentures during the five trading days immediately preceding the first day of the applicable six-month interest period. As defined in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), the contingent interest feature of the 2025 Debentures is an embedded derivate that is not considered clearly and closely related to the host contract. The contingent interest component had no significant value at September 30, 2008 or at December 31, 2007.

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
1.75% Convertible Senior Debentures due 2026
     At September 30, 2008, $300 million in aggregate principal amount of the 2026 Debentures was outstanding. The 2026 Debentures were issued by WESCO International, Inc. under an indenture dated as of November 2, 2006, with The Bank of New York, as Trustee, and are unconditionally guaranteed on an unsecured senior subordinated basis by WESCO Distribution, Inc. The 2026 Debentures accrue interest at the rate of 1.75% per annum and are payable in cash semi-annually in arrears on each May 15 and November 15. Beginning with the six-month interest period commencing November 15, 2011, we also will pay contingent interest in cash during any six-month interest period in which the trading price of the 2026 Debentures for each of the five trading days ending on the second trading day immediately preceding the first day of the applicable six-month interest period equals or exceeds 120% of the principal amount of the 2026 Debentures. During any interest period when contingent interest shall be payable, the contingent interest payable per $1,000 principal amount of 2026 Debentures will equal 0.25% of the average trading price of $1,000 principal amount of the 2026 Debentures during the five trading days immediately preceding the first day of the applicable six-month interest period. As defined in SFAS 133, the contingent interest feature of the 2026 Debentures is an embedded derivate that is not considered clearly and closely related to the host contract. The contingent interest component had no significant value at September 30, 2008 or at December 31, 2007.
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

Cash Flow
     Operating Activities. Cash provided by operating activities for the first nine months of 2008 totaled $221.1 million compared with $207.2 million of cash generated for the first nine months of 2007. The increased level of cash flow is primarily attributable to net income of $170.8 million and adjustments to net income totaling $14.9 million; an increase in accounts payable of $129.8 million, resulting from the increase in the cost of sales; and a reduction in prepaid and other current assets of $23.3 million. Cash used by operating activities in the first nine months of 2008 included: $99.4 million for the increase in trade and other receivables, resulting from the increase in sales; $14.3 million for the increase in inventory; $2.7 million for the decrease in accrued payroll and benefit costs, resulting from the payment of the 2007 management incentive compensation; and $1.3 million for the decrease in other current and noncurrent liabilities. In the first nine months of 2007, primary sources of cash were net income of $179.6 million and adjustments to net income totaling $24.3 million; an increase in accounts payable of $77.6 million, resulting from the increase in the cost of sales; a reduction in prepaid and other current assets of $25.3 million; and an increase in other current and noncurrent liabilities of $12.4 million. Cash used by operating activities in the first nine months of 2007 included $62.2 million for the increase in trade and other receivables, resulting from the increase in sales; $26.2 million for the decrease in accrued payroll and benefit costs resulting from the payment of the 2006 management incentive compensation; and $23.6 million for the increase in inventory.
     Investing Activities. Net cash provided by investing activities for the first nine months of 2008 was $39.4 million, compared with $18.6 million of net cash used during the first nine months of 2007. Included in 2008 were proceeds of $60.0 million from the partial divestiture of the LADD operations, distributions of $5.9 million from the LADD joint venture and proceeds of $3.8 million from the sale of assets. Capital expenditures were $26.9 million and $11.2 million in the first nine months of 2008 and 2007, respectively. The increase in capital expenditures for 2008 is primarily due to facility and information technology improvements. In addition, expenditures of $3.3 million and $7.9 million in 2008 and 2007, respectively, were made pursuant to acquisition purchase agreements.
     Financing Activities. Net cash used by financing activities for the first nine months of 2008 and 2007 was $226.0 million and $194.5 million, respectively. During the first nine months of 2008, borrowings and repayments of long-term debt of $523.4 million and $681.7 million, respectively, were made to our revolving credit facility. Borrowings and repayments of $100.0 million and $80.0 million, respectively, were applied to our Receivables Facility, and there were repayments of $1.0 million to our mortgage financing facility. During the first nine months of 2007, borrowings and repayments of long-term debt of $649.4 million and $591.4 million, respectively, were made to our revolving credit facility. Borrowings and repayments of $134.5 million and $25.0 million, respectively, were applied to our Receivables Facility, and there were repayments of $1.0 million to our mortgage financing facility. In addition, during the first nine months of 2008 and 2007, we purchased shares of our common stock under our share repurchase plan for approximately $74.8 million and $400.0 million, respectively. The exercise of stock-based compensation arrangements resulted in proceeds of $9.7 million and $6.0 million during the first nine months of 2008 and 2007, respectively.
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
Inflation
     The rate of inflation affects different commodities, the cost of products purchased and ultimately the pricing of our different products and product classes to our customers. On an overall basis, our pricing related to inflation comprised an estimated $100 million of our sales growth for the nine months ended September 30, 2008.
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
     In May 2008, the FASB issued FSP APB 14-1 which requires an issuer of certain convertible debt instruments to separately account for the liability and equity components of convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 and requires retrospective application to all periods presented during which any such convertible debt instruments were outstanding. FSP APB 14-1 will change the accounting treatment for our 2025 and 2026 Debentures and will result in an increase to non-cash interest reported in our historical financial statements as well as our future financial statements as long as we continue to have convertible debentures outstanding. We estimate that the initial impact to the consolidated balance sheet (as of December 31, 2008) will be a decrease in long-term debt of approximately $252.5 million for the recognition of a debt discount and an aggregate increase in equity of approximately $146.3 million. The debt discount will be amortized to interest expense resulting in a $0.10- $0.12 decrease in earnings per share in the year of adoption.
Forward-Looking Statements
     From time to time in this report and in other written reports and oral statements, references are made to expectations regarding our future performance. When used in this context, the words “anticipates,” “plans,” “believes,” “estimates,” “intends,” “expects,” “projects,” “will” and similar expressions may identify forward-looking statements, although not all forward-looking statements contain such words. Such statements including, but not limited to, our statements regarding our business strategy, growth strategy, productivity and profitability enhancement, new product and service introductions and liquidity and capital resources are based on management’s beliefs, as well as on assumptions made by, and information currently available to, management, and involve various risks and uncertainties, certain of which are beyond our control. Our actual results could differ materially from those expressed in any forward-looking statement made by or on our behalf. In light of these risks and uncertainties there can be no assurance that the forward-looking information will in fact prove to be accurate. Factors that might cause actual results to differ from such forward-looking statements include, but are not limited to, an increase in competition, the amount of outstanding indebtedness, the availability of appropriate acquisition opportunities, availability of key products, functionality of information systems, international operating environments, global and national economic and market factors and other risks that are described in our Annual Report on Form 10-K for our fiscal year ended December 31, 2007, or other documents subsequently filed with the Securities and Exchange Commission. We have undertaken no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures about Market Risks
     There have not been any material changes to our exposures to market risk during the quarter ended September 30, 2008 that would require an update to the disclosures provided in our 2007 Annual Report on Form 10-K.
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
     Changes in Internal Control Over Financial Reporting
     During the third quarter of 2008, there were no changes in our internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table provides a summary of all repurchases by us of our common stock during the three months ended September 30, 2008.

			Total Number of Shares	Approximate Dollar Value of
		Average	Purchased as Part of	Shares That May Yet Be
	Total Number of	Price	Publicly Announced Plans	Purchased Under the Plans
	Shares Purchased	Paid Per	or Programs	or Programs
Period	(In Thousands) (3)	Share	(In Thousands) (1)	(In Millions) (1) (2)

July 2008	0.1	$38.90	—	$308.6
August 2008	378.6	$36.96	378.0	$294.7
September 2008	0.7	$40.01	—	$294.7

Total	379.4	$36.97	378.0

(1)	On September 28, 2007, we announced that our Board of Directors authorized a stock repurchase program in the amount of up to $400 million with an expiration date of September 30, 2009.

(2)	Excludes commission fees of $11.3 thousand for the month of August.

(3)	Of the 0.4 million shares acquired, 1,403 shares were purchased from employees for approximately $0.1 million in connection with the settlement of tax withholding obligations arising from the exercise of stock-settled stock appreciation rights.

Item 6. Exhibits
     (a) Exhibits
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) promulgated under the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) promulgated under the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESCO International, Inc.
Date: November 10, 2008	/s/ Stephen A. Van Oss
Stephen A. Van Oss
Senior Vice President, Chief Financial and Administrative Officer