Form 10-K
period 2008-12-31
WESCO INTERNATIONAL INC
filed 2009-02-27
CIK 929008

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-14989
WESCO International, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	25-1723342 (I.R.S. Employer Identification No.)

225 West Station Square Drive Suite 700	15219 (Zip Code)
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The registrant estimates that the aggregate market value of the voting shares held by non-affiliates of the registrant was approximately $1,641.3 million as of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price on the New York Stock Exchange for such stock.
     As of February 25, 2009, 42,221,633 shares of Common Stock, par value $.01 per share, of the registrant were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Part III of this Form 10-K incorporates by reference portions of the registrant’s Proxy Statement for its 2009 Annual Meeting of Stockholders.

WESCO INTERNATIONAL, INC.
Annual Report on Form 10-K for the Fiscal Year Ended
December 31, 2008

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
The Company
     With sales of $6.1 billion in 2008, WESCO International, Inc., incorporated in 1993, is a leading North American provider of electrical construction products and electrical and industrial maintenance, repair and operating supplies, commonly referred to as “MRO.” We have approximately 400 full service branches and seven distribution centers located in the United States, Canada, Mexico, the United Kingdom, Nigeria, United Arab Emirates, Singapore, Australia and China. We serve approximately 115,000 customers globally, offering more than 1,000,000 products from more than 23,000 suppliers utilizing a highly automated, proprietary electronic procurement and inventory replenishment system. At the end of 2008, we had approximately 7,200 employees worldwide, of which approximately 6,300 were located in the United States and approximately 900 in Canada and our other international locations. Our leading market positions, experienced workforce, extensive geographic reach, broad product and procurement solutions and acquisition program have enabled us to grow our market position, expand margins and meet cost containment objectives.
Industry Overview
     The electrical distribution industry serves customers in a number of markets including the industrial, electrical contractors, utility, commercial, residential, government and institutional markets. Electrical distributors provide logistical and technical services for customers along with a wide range of products typically required for the construction and maintenance of electrical power supply systems, including wire, transformers and control equipment, lighting, data communication networks and a wide variety of electrical installation tools and supplies. Customers often demand that distributors provide a broad and complex package of products and services as they seek to outsource non-core functions and achieve cost savings in purchasing, inventory and supply chain management.
     Electrical Distribution. According to Electrical Wholesaling Magazine, the U.S. electrical wholesale distribution industry had forecasted sales of approximately $94.5 billion in 2008. According to published sources, our industry has grown at an approximate 6% compounded annual rate over the past 20 years. This expansion has been driven by general economic growth, increased price levels for key commodities, increased use of electrical products in businesses and industries, new products and technologies and more demanding building and safety codes. Wholesale distributors have also grown as a result of a long term shift in procurement preferences that favor the use of distributors over direct relationships with manufacturers. The U.S. electrical distribution industry is highly fragmented. In 2007, the latest year for which market share data is available, the five national distributors, including us, accounted for approximately 26% of estimated total industry sales.
     Integrated Supply. Integrated Supply refers to a comprehensive outsourcing approach to procurement, supply chain management and logistical support. The market for integrated supply services has grown rapidly in recent years. Growth has been driven primarily by the desire of large industrial companies to reduce operating expenses by implementing complete third-party programs for the operational and administrative functions associated with the purchase and consumption of MRO supplies. For some of our customers, we believe these costs can account for up to 35% of the total costs for MRO products and services. We believe that significant opportunities exist for further expansion of integrated supply services, as the total potential in the United States for purchases of industrial MRO supplies and services through all channels is currently estimated to be greater than $450 billion.
Business Strategy
     Our growth strategy utilizes our existing strengths and focuses on developing new end market initiatives and enhanced sales management programs to position us to grow at a faster rate than the industry. Our goal is to grow earnings at a faster rate than sales by continuing to focus on enhancing margin and achieving economies of scale through continuous productivity improvement.
     Enhance Our Leadership Position in Electrical Distribution. We will continue our efforts to capitalize on our extensive market presence and brand equity in the WESCO name to grow our market position in electrical distribution. As a result of our extensive geographical coverage, effective information systems and value-added products and services, we believe we have become a leader in serving several important and growing markets. We are focusing our sales and marketing efforts in three primary areas:
•	expanding our product and service offerings to existing customers in industries we currently serve;

•	targeting new customers within vertical markets that provide significant growth opportunities; and

•	providing solutions to new and existing customers seeking to improve operations or compliance with government regulations and safety concerns.

     Continue to Grow Our Premier Position in National Accounts. From 2003 through 2008, revenue from our national accounts program increased at a compound annual growth rate of approximately 12%. Our objective is to continue to increase revenue from our national accounts program by:
•	offering existing national account customers new products and services, such as our integrated supply services and serving additional customer locations;

•	expanding our customer base by capitalizing on our existing industry expertise and supply chain capabilities; and

•	maintaining close coordination with multi-location contractor customers on their major project requirements.
     The typical national account customer is a Fortune 1000 industrial or commercial company, a large utility, major contractor or governmental or institutional customer, in each case with multiple locations. Our national accounts programs are designed to provide customers with total supply chain cost reductions by coordinating purchasing activity for MRO supplies and direct materials across multiple locations. Comprehensive implementation plans establish jointly managed teams at the local and national level to prioritize activities, identify key performance measures and track progress against objectives. We involve our preferred suppliers early in the implementation process, where they can contribute expertise and product knowledge to accelerate program implementation and achievement of cost savings and process improvements.
     Extend Our Leadership Position in Integrated Supply Services. We provide a full complement of outsourcing solutions, focusing on improving the supply chain management process for our customers’ indirect purchases. We combine our personnel, product and distribution expertise, electronic technologies and service capabilities with the customer’s own internal resources to meet particular service requirements. Each integrated supply program is uniquely configured to deliver a significant reduction in the number of MRO suppliers, reduce total procurement costs, improve operating controls and lower administrative expenses. Our integrated supply programs replace the traditional multi-vendor, resource-intensive procurement process with a single, outsourced, fully automated process. Our solutions range from timely product delivery to assuming full responsibility for the entire procurement function. We believe that customers will increasingly seek to utilize us as an “integrator,” responsible for selecting and managing the supply of a wide range of MRO and original equipment manufacturers (“OEM”) products. We plan to expand our leadership position as the largest integrated supply services provider in the United States by building upon established relationships within our large customer base and premier supplier network, to meet customers’ continued interest in outsourcing.
     Gain Share in Fragmented Local Markets. We believe that significant opportunities exist to gain market share in highly fragmented local markets. We intend to increase our market share in key geographic markets through a combination of increased sales and marketing efforts at existing branches, acquisitions that expand our product and customer base and new branch openings.
     Expand our LEAN Initiative. LEAN driven continuous improvement is a company-wide, strategic initiative to increase productivity across the entire enterprise, including sales, operations and administrative processes. The basic principles behind LEAN are to rapidly identify and implement improvements through simplification, elimination of waste and reduction in errors throughout a defined process. We have been highly successful in applying LEAN in a distribution environment, and have developed and deployed numerous initiatives through the Kaizen approach. The initiatives are primarily centered around our branch operations and target nine key areas: sales, pricing, warehouse operations, transportation, purchasing, inventory, accounts receivable, accounts payable and administrative processes. In 2009, our objective is to continue to implement the initiatives across our branch locations and headquarters operations, consistent with our long-term strategy of continuously refining and improving our processes to achieve both sales and operational excellence.
     Extend LEAN Services to Customers. We have developed a service capability to assist customers in improving their internal productivity and overall cost position. This service, which we call Cost Reduction Solutions, is based on applying LEAN principles and practices in our customers’ work environments. To date, we have worked with manufacturers, assemblers and contractors to enhance supply chain operations and logistics. Our work on productivity projects, in cooperation with our customers, significantly increases the breadth of products that can be supplied and creates additional product opportunities in kitting, assembly and warehouse operations. Additionally, we have demonstrated our ability to introduce new products and services to meet existing customer demands and capitalize on new market opportunities.
     Pursue Strategic Acquisitions. Since 1995, we have completed 32 acquisitions. We believe that the highly fragmented nature of the electrical and industrial MRO distribution industry will continue to provide us with acquisition opportunities. We expect that any future acquisitions will be financed with internally generated funds, additional debt and/or the issuance of equity securities. However, our ability to make acquisitions will be subject to our compliance with certain conditions under the terms of our revolving credit facility. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources,” for a further description of the revolving credit facility.
     Capitalize on Our Information System Capabilities. We intend to utilize our sophisticated information technology capabilities to drive increased sales performance and market share. Our information systems support targeted direct mail marketing campaigns, sales promotions, sales productivity and profitability assessments and coordination with suppliers. Our information systems provide us with detailed, actionable information across all facets of our broad network, allowing us to quickly and effectively identify and act on growth, profitability and efficiency-related initiatives.

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
Competitive Strengths
     We believe that we are one of the largest electrical distributors and the largest provider of integrated supply services for MRO goods and services in the United States. We compete directly with national, regional and local providers of electrical and other industrial MRO supplies. Competition is primarily focused on the local service area, and is generally based on product line breadth, product availability, service capabilities and price. Another source of competition is buying groups formed by smaller distributors to increase purchasing power and provide some cooperative marketing capability. While increased buying power may improve the competitive position of buying groups locally, we believe these groups have not been able to compete effectively with us for national account customers due to the difficulty in coordinating a diverse ownership group. Although certain Internet-based procurement service companies, auction businesses and trade exchanges remain in the marketplace, the impact on our business from these potential competitors has been minimal to date.
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
     Value-added Services. We provide a wide range of services and procurement solutions that draw on our product knowledge, supply and logistics expertise and systems capabilities, enabling our customers with large operations and multiple locations to reduce supply chain costs, eliminate waste, enhance productivity and improve efficiency. Our geographical coverage is essential to our ability to provide these services. We have an extensive branch network which complements our national sales and marketing activities with local customer service, product information and technical support, order fulfillment and a variety of other on-site services.
     Broad Product Offering. We provide our customers with a broad product selection consisting of more than 1,000,000 electrical, industrial, data communications, MRO and utility products sourced from more than 23,000 suppliers. Our broad product offering and stable source of supply enables us to meet virtually all of a customer’s electrical product and MRO requirements.
     Extensive Distribution Network. We are a full-line distributor of electrical supplies and equipment with operations in the United States, Canada, Mexico, the United Kingdom, Nigeria, United Arab Emirates, Singapore, Australia and China. We operate approximatley 400 branch locations and seven distribution centers (four in the United States and three in Canada). In addition to consolidations in connection with acquisitions, we occasionally open, close or consolidate existing branch locations to improve market coverage and operating efficiency.
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
     As a result of these factors, we believe that our operating costs as a percentage of sales is one of the lowest in our industry. Our selling, general and administrative expenses as a percentage of revenues for 2008 were 13.7%, significantly below our peer group 2007 average of approximately 19.1% according to the National Association of Electrical Distributors. Our low cost position enables us to generate a significant amount of net cash flow, as the amount of capital investment required to maintain our business is relatively low. Consequently, more of the cash we generate is available for continued investment in the growth of the business, strategic acquisitions and debt reduction.
Products and Services
Products
     Our network of branches and distribution centers stock more than 250,000 unique product stock keeping units (“SKUs”). Each branch tailors its inventory to meet the needs of the customers in its local market, stocking an average of approximately 2,500 SKUs. Our business allows our customers to access more than 1,000,000 products.
     Representative products and services that we offer include:
•	Power Distribution. Circuit breakers, transformers, switchboards, panel boards, metering products and busway products;

•	Lighting. Lamps, fixtures, ballasts and lighting control products;

•	Wire and Conduit. Wire, cable, raceway, metallic and non-metallic conduit;

•	Control, Automation and Motors. Motor control devices, drives, surge and power protection, relays, timers, pushbuttons and operator interfaces;

•	Data Communications. Structured cabling systems, low voltage specialty systems and specialty wire and cable products.

•	Electrical Supplies. Wiring devices, fuses, terminals, connectors, boxes, enclosures, fittings, lugs, terminations, tape, and splicing and marking equipment; and

•	Industrial Supplies. Tools and testers, safety and security, fall protection, personal protection, consumables, fasteners, janitorial and other MRO supplies.
     We purchase products from a diverse group of more than 23,000 suppliers. In 2008, our ten largest suppliers accounted for approximately 34% of our purchases. The largest of these was Eaton Corporation, through its Eaton Electrical division, which accounted for approximately 12% of total purchases. No other supplier accounted for more than 5% of total purchases.
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

Services
     In conjunction with product sales, we offer customers a wide range of services and procurement solutions that draw on our product and supply management expertise and systems capabilities. These services include national accounts programs, integrated supply programs and major construction project management capabilities. Our range of supply management services, include:
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
Markets and Customers
     We have a large base of approximately 115,000 customers diversified across our principal markets. Our top ten customers accounted for approximately 11% of our sales in 2008. No one customer accounted for more than 4% of our total sales in 2008.
     Industrial Customers. Sales to industrial customers, which include numerous manufacturing and process industries, accounted for approximately 39% of our sales in 2008. We provide products and services for MRO and OEM use. MRO products are needed to maintain and upgrade the electrical and communications networks at industrial sites. Expenditures are greatest in the heavy process industries, such as food processing, metals, pulp and paper and petrochemical. MRO product categories in addition to electrical supplies include, among others, lubricants, pipe, valves and fittings, fasteners, cutting tools and power transmission products. OEMs typically require a reliable, high-volume supply of products or components to incorporate into their own products. Customers in this market are particularly service and price sensitive due to the volume and the critical nature of the product used, and they also expect value-added services such as design and technical support, just-in-time supply and electronic commerce.
     Electrical Contractors. Sales to electrical contractors accounted for approximately 39% of our sales in 2008. We primarily serve multi-region contractors; however, customers range from large contractors for major industrial, commercial and data communication projects to small residential contractors. Electrical products purchased by electrical subcontractors typically account for approximately 40% to 50% of their installed project cost, making accurate cost estimates and competitive material costs critical to a contractor’s success in obtaining profitable projects.
     Utilities. Sales to utilities and specialty utility contractors accounted for approximately 16% of our sales in 2008. This market includes large investor-owned utilities, rural electric cooperatives and municipal power authorities. We provide our utility customers with products to contract and maintain their transmission and distribution lines along with an extensive range of supplies to meet their power plant MRO and capital projects needs. Full materials management and procurement outsourcing arrangements are also important in this market as cost pressures and deregulation cause utility customers to streamline purchasing and inventory control practices.
     Commercial, Institutional and Governmental (“CIG”) Customers. Sales to CIG customers accounted for approximately 6% of our sales in 2008. This fragmented market includes schools, hospitals, property management firms, retailers and government agencies of all types. We have a platform to sell integrated lighting control and distribution equipment in a single package for multi-site specialty retailers, restaurant chains and department stores.
Sales Channels
     Sales Force. Our general sales force is based at the local branches and is comprised of approximately 2,700 of our employees, almost half of whom are outside sales representatives with the remainder being inside sales and technical support personnel. They are responsible for making direct customer calls, performing on-site technical support, generating new customer relations and developing existing territories. The inside sales force is a key point of contact for responding to routine customer inquiries such as price and availability requests and for entering and tracking orders. We also have specialized sales personnel supporting the needs of our national account customers, large engineering and construction firms and the top regional and national electrical contractors.

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
     We continue to enhance “WESCO Express,” a direct ship fulfillment operation responsible for supporting smaller customers and select national account locations. Customers can order from more than 67,000 electrical and data communications products stocked in our warehouses through a centralized customer service center or over the Internet at www.WESCOdirect.com. We also use a proactive sales approach utilizing catalogs, direct mail, e-mail and personal phone selling to provide a high level of customer service. Our 2008-2009 WESCO’s Buyers Guide ® was produced and released in 2008.
International Operations
     To serve the Canadian market, we operate a network of approximately 50 branches in nine provinces. Branch operations are supported by three distribution centers located near Montreal, Vancouver and Edmonton. With sales of approximately $673 million, sales in Canada represented approximately 11% of our total sales in 2008. The Canadian market for electrical distribution is considerably smaller than the U.S. market, with approximately $6.0 billion in total sales in 2008, according to the Canadian Distribution Council.
     We also have seven locations in Mexico, headquartered in Tlalnepantla, that serve all of metropolitan Mexico City, the Federal District, Tobasco and the states of Campeche, Chihuahua, Hidalgo, Mexico, Morelos and Nuevo Leon.
     We sell to other international customers through domestic export sales offices located within North America and sales offices in international locations. Our operations in Aberdeen, Scotland and Manchester, England support sales efforts in Europe, oil and gas customers on a global basis, engineering procurement companies and contractors in the former Soviet Union. We have an operation in Nigeria to serve West Africa, an office in United Arab Emirates to serve the Middle East, an office in Singapore to support our sales to Asia and global oil and gas customers, an office in Perth to serve the mining and mineral market in Western Australia and an office in Suzhou to serve select customers in China. All of the international locations have been established to serve our growing list of customers with global operations.
     The following table sets forth information about us by geographic area:

	Net Sales			Long-Lived Assets
	Year Ended December 31,			December 31,
(In thousands)	2008	2007	2006	2008	2007	2006
United States	$5,305,744	$5,229,147	$4,606,783	$121,301	$107,711	$113,312
Foreign Operations
Canada	673,284	633,406	599,244	10,692	13,122	13,177
Other foreign	131,812	140,899	114,576	892	406	703

Subtotal Foreign
Operations	805,096	774,305	713,820	11,584	13,528	13,880

Total U.S. and Foreign	$6,110,840	$6,003,452	$5,320,603	$132,885	$121,239	$127,192

Intellectual Property
     We currently have trademarks and service marks registered with the U.S. Patent and Trademark Office. The registered trademarks and service marks include: “WESCO ® “, our corporate logo and the running man logo. These trademarks and service mark applications have been filed in various foreign jurisdictions, including Canada, Mexico, the United Kingdom, Singapore, China, Hong Kong, Thailand and the European Community.
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

Executive Officers
     Our executive officers and their respective ages and positions as of December 31, 2008 are set forth below.

Name	Age	Position

Roy W. Haley	62	Chairman and Chief Executive Officer
John J. Engel	46	Director and Senior Vice President and Chief Operating Officer
Stephen A. Van Oss	54	Director and Senior Vice President and Chief Financial and Administrative Officer
David S. Bemoras	51	Vice President, Operations
Andrew J. Bergdoll	46	Vice President, Operations
Daniel A. Brailer	51	Vice President, Treasurer, Legal and Investor Relations
William E. Cenk	51	Vice President, Operations
Allan A. Duganier	53	Director of Internal Audit
James R. Griffin	47	Vice President, Operations
Timothy A. Hibbard	52	Corporate Controller
Robert J. Powell	46	Vice President, Human Resources
Robert B. Rosenbaum	51	Vice President, Operations
Ronald P. Van, Jr.	48	Vice President, Operations
Marcy Smorey-Giger	37	Corporate Counsel and Secretary
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
     John J. Engel has been Senior Vice President and Chief Operating Officer since July 2004, and Director of the Board since November 2008. Mr. Engel served from 2003 to 2004 as Senior Vice President and General Manager of Gateway, Inc. From 1999 to 2002, Mr. Engel served as an Executive Vice President and Senior Vice President of Perkin Elmer, Inc. In addition, Mr. Engel was a Vice President and General Manager of Allied Signal from 1994 to 1999 and held various management positions in General Electric from 1985 to 1994.
     Stephen A. Van Oss has been Senior Vice President and Chief Financial and Administrative Officer since July 2004 and, from 2000 to July 2004 served as the Vice President and Chief Financial Officer. Mr. Van Oss has been a Director of the Board since November 2008. Mr. Van Oss also served as our Director, Information Technology from 1997 to 2000 and as our Director, Acquisition Management in 1997. From 1995 to 1996, Mr. Van Oss served as Chief Operating Officer and Chief Financial Officer of Paper Back Recycling of America, Inc. He also held various management positions with Reliance Electric Corporation. Mr. Van Oss is also a director of Cooper Standard Automative, Inc. and chairman of its audit committee. Additionally, he is a trustee of Robert Morris University and serves on the finance and government committees.
     David S. Bemoras has been Vice President Operations since August 2008. From 1997 to July 2008, Mr. Bemoras served as Vice President of Sales and Marketing for Communications Supply Corporation, a telecommunications company that we acquired in November 2006.
     Andrew J. Bergdoll has been Vice President Operations since December 2007. From March 2005 through December 2007, Mr. Bergdoll served as President for Liberty Wire & Cable, Inc. a subsidiary of Communications Supply Corporation. From 2001 to March 2005, Mr. Bergdoll served as Senior Vice President of USFilter, a subsidiary of Siemens AG.
     Daniel A. Brailer has been Vice President, Treasurer, Legal and Investor Relations since May 2006 and previously was Treasurer and Director of Investor Relations since March 1999. From 1989 to 1999, Mr. Brailer held various positions at Mellon Financial Corporation, most recently as Senior Vice President.
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
     James R. Griffin has been Vice President, Operations since February 2008. Mr. Griffin served as President of GROHE Americas from July 2006 to November 2007 and he served from 2001 to January 2006 as President and General Manger of Specialty Construction Brands.

     Timothy A. Hibbard has been Corporate Controller since July 2006. Mr. Hibbard served as Corporate Controller at Kennametal Inc. from 2002 to 2006. From 2000 to February 2002, Mr. Hibbard served as Director of Finance of the Advanced Materials Solutions Group of Kennametal, Inc., and he served from 1998 to September 2000 as Vice President and Controller of Greenfield Industries, Inc., a subsidiary of Kennametal, Inc.
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
Our outstanding indebtedness requires debt service commitments that could adversely affect our ability to fulfill our obligations and could limit our growth and impose restrictions on our business.
     As of December 31, 2008, we had $1.1 billion of consolidated indebtedness, including $150 million in aggregate principal amount of 7.50% Senior Subordinated Notes due 2017 (the “2017 Notes”), $150 million in aggregate principal amount of 2.625% Convertible Senior Debentures due 2025 (the “2025 Debentures”), and $300 million in aggregate principal amount of 1.75% Convertible Senior Debentures due 2026 (the “2026 Debentures” and together with the 2025 Debentures, the “Debentures”), and stockholders’ equity of $732.0 million. We and our subsidiaries may undertake additional borrowings in the future, subject to certain limitations contained in the instruments governing our indebtedness. These amounts include our revolving credit facility and accounts receivable securitization facility (the “Receivables Facility”), through which we sell up to $500 million of our accounts receivable to a third-party conduit.
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
     Over the next three years, we are obligated to repay approximately $305.2 million of indebtedness, of which $295.0 million is related to our Receivables Facility, $5.1 million is related to capital leases, $4.7 million is related to our mortgage credit facility, and $0.4 million is related to notes payable associated with acquisitions. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

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
We may be unable to repurchase the Debentures or the 2017 Notes for cash when required by the holders, including following a fundamental change, as defined in the indentures governing the Notes and Debentures.
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

Adverse conditions in the global economy and disruptions of financial markets could negatively impact our results of operations.
     Our results of operations are affected directly by the level of business activity of our customers, which in turn is affected by global economic and market factors impacting the industries and markets that they serve. The financial markets and overall economies in the United States and abroad are currently undergoing a period of significant uncertainty and volatility. Economic slowdowns in certain markets or an extension of the current credit crisis to additional industries, particularly in the United States, may adversely impact overall demand for our products, which could have a negative effect on our revenues. Further, there can be no assurance that any governmental responses to recent disruptions in the financial markets ultimately will stabilize the markets or increase our customers’ liquidity or the availability of credit to our customers. In addition, our ability to access the capital markets may be severely restricted due to market volatility at a time when we would like, or need, to do so, which could have an impact on our flexibility to react to changing economic and business conditions. The global financial crisis also may have an impact on our business and financial condition in ways that we currently cannot predict. As a result, there can be no assurance that global economic and market conditions will not adversely impact our results of operations, cash flow or financial position in the future.
If the financial condition of our customers declines, our credit risk could increase.
     Significant contraction in the construction and industrial markets, coupled with tightened credit availability and financial institution underwriting standards, could adversely affect certain of our customers. Should one or more of our larger customers declare bankruptcy, it could adversely affect the collectibility of our accounts receivable, bad debt reserves and net income.
Downturns in the electrical distribution industry have had in the past, and may in the future have, an adverse effect on our sales and profitability.
     The electrical distribution industry is affected by changes in economic conditions, including national, regional and local slowdowns in construction and industrial activity, which are outside our control. Our operating results may also be adversely affected by increases in interest rates that may lead to a decline in economic activity, particularly in the construction market, while simultaneously resulting in higher interest payments under our revolving credit facility and Receivables Facility. In addition, during periods of economic slowdown our credit losses could increase. There can be no assurance that economic slowdowns, adverse economic conditions or cyclical trends in certain customer markets will not have a material adverse effect on our operating results and financial condition.
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
     Most of our agreements with suppliers are terminable by either party on 60 days’ notice or less. Our ten largest suppliers in 2008 accounted for approximately 34% of our purchases for the period. Our largest supplier in 2008 was Eaton Corporation, through its Eaton Electrical division, accounting for approximately 12% of our purchases. The loss of, or a substantial decrease in the availability of, products from any of these suppliers, or the loss of key preferred supplier agreements, could have a material adverse effect on our business. Supply interruptions could arise from shortages of raw materials, labor disputes or weather conditions affecting products or shipments, transportation disruptions, or other reasons beyond our control. In addition, certain of our products, such as wire and conduit, are commodity-price-based products and may be subject to significant price fluctuations which are beyond our control. An interruption of operations at any of our distribution centers could have a material adverse effect on the operations of branches served by the affected distribution center. Furthermore, we cannot be certain that particular products or product lines will be available to us, or available in quantities sufficient to meet customer demand. Such limited product access could cause us to be at a competitive disadvantage.

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
     As of December 31, 2008, our combined goodwill and intangible assets amounted to $951.5 million, net of accumulated amortization. To the extent we do not generate sufficient cash flows to recover the net amount of any investments in goodwill and other intangible assets recorded, the investment could be considered impaired and subject to write-off. We expect to record further goodwill and other intangible assets as a result of future acquisitions we may complete. Future amortization of such other intangible assets or impairments, if any, of goodwill or intangible assets would adversely affect our results of operations in any given period.
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
     Stock markets have experienced significant price and trading volume fluctuations, and the market prices of companies in our industry have been volatile. In recent months, volatility and disruption have reached unprecedented levels. For some issuers, the markets have exerted downward pressure on stock prices and credit capacity. It is impossible to predict whether the price of our common stock will rise or fall. Trading prices of our common stock will be influenced by our operating results and prospects and by global economic, financial and other factors.
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

Item 1B. Unresolved Staff Comments.
     None.
Item 2. Properties.
     We have approximately 400 branches, of which approximately 340 are located in the United States, approximately 50 are located in Canada and the remainder are located in Mexico, the United Kingdom, Nigeria, United Arab Emirates, Singapore, Australia and China. Approximately 20% of our branches are owned facilities, and the remainder are leased.
The following table summarizes our distribution centers:

	Square Feet	Leased/Owned
Location
Warrendale, PA	194,000	Owned
Sparks, NV	131,000	Leased
Byhalia, MS	148,000	Owned
Little Rock, AR	100,000	Leased
Dorval, QE	90,000	Leased
Burnaby, BC	65,000	Owned
Edmonton, AB	101,000	Leased
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
     We are a co-defendant in a lawsuit filed in a state court in Indiana in which a customer alleges that we sold defective products manufactured or remanufactured by others and is seeking monetary damages in the amount of $52 million. We have denied any liability, believe that we have meritorious defenses and intend to vigorously defend ourself against these allegations.
     Information relating to legal proceedings is included in Note 14, Commitments and Contingencies of the Notes to Consolidated Financial Statements and is incorporated herein by reference.
Item 4. Submission of Matters to a Vote of Security Holders.
     No matters were submitted to a vote of our security holders during the fourth quarter of 2008.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
     Market, Stockholder and Dividend Information. Our common stock is listed on the New York Stock Exchange under the symbol “WCC.” As of February 25, 2009, there were 42,221,633 shares of common stock outstanding held by approximately 35 holders of record. We have not paid dividends on the common stock and do not presently plan to pay dividends in the foreseeable future. It is currently expected that earnings will be retained and reinvested to support business growth, share repurchases or debt reduction. In addition, our revolving credit facility and the indenture governing the 2017 Notes restrict our ability to pay dividends. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” The following table sets forth the high and low sales prices per share of our common stock, as reported on the New York Stock Exchange, for the periods indicated.

	Sales Prices
Quarter	High	Low

2007
First	$69.67	$56.76
Second	66.59	59.82
Third	64.40	37.65
Fourth	51.00	37.94
2008
First	$43.59	$31.01
Second	46.51	36.50
Third	40.38	31.24
Fourth	31.90	11.00
     Purchases of Equity Securities. No repurchases of our common stock were made during the fourth quarter of our fiscal year ended December 31, 2008.

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

	Year Ended December 31,
	2008	2007	2006	2005	2004
		(Dollars in millions, except share data)
Income Statement Data: (1)
Net sales	$6,110.8	$6,003.5	$5,320.6	$4,421.1	$3,741.3
Cost of goods sold	4,904.2	4,781.4	4,234.1	3,580.4	3,029.2
Selling, general and administrative expenses	834.3	791.1	692.9	612.8	544.5
Depreciation and amortization	26.7	36.8	28.7	18.6	18.1

Income from operations	345.6	394.2	364.9	209.3	149.5
Interest expense, net	50.1	63.2	24.6	30.2	40.8
Loss on debt extinguishment (2)	—	—	—	14.9	2.6
Other (income) expense(3)	(9.4)	—	22.8	13.3	6.6

Income before income taxes	304.9	331.0	317.5	150.9	99.5
Provision for income taxes(4)	92.2	90.4	100.2	47.4	34.6

Net income	$212.7	$240.6	$217.3	$103.5	$64.9

Earnings per common share
Basic	$5.02	$5.27	$4.46	$2.20	$1.55
Diluted	$4.91	$4.99	$4.14	$2.10	$1.47
Weighted average common shares outstanding
Basic	42,357,748	45,699,537	48,724,343	47,085,524	41,838,034
Diluted	43,305,725	48,250,329	52,463,694	49,238,436	44,109,153

Other Financial Data: (1)
Capital expenditures	$35.3	$16.1	$18.4	$14.2	$12.1
Net cash provided by operating activities	279.9	262.3	207.1	295.1	21.9
Net cash provided (used) by investing activities	16.4	(48.0)	(555.9)	(291.0)	(46.3)
Net cash (used) provided by financing activities	(265.0)	(212.6)	400.1	(17.0)	30.7

Balance Sheet Data:
Total assets	$2,721.0	$2,859.9	$2,824.0	$1,651.2	$1,356.9
Total debt (including current portion and short-term debt)	1,140.8	1,316.3	1,140.3	403.6	417.6
Long-term obligations(5)	—	—	—	4.3	2.0
Stockholders’ equity	732.0	608.5	763.2	491.5	353.6

(1)	Reflects the impact of acquisitions completed in 2008, 2007, 2006 and 2005.

(2)	Represents charges relating to the write-off of unamortized debt issuance and other costs associated with the early extinguishment of debt.

(3)	In 2008, represents income from the LADD joint venture. See Note 9 to the consolidated financial statements. In 2006 and prior years, represents costs relating to the sale of accounts receivable pursuant to our Receivables Facility. Prior to the amendment and restatement of the Receivables Facility, interest expense and other costs related to the facility were recorded as other expense in the consolidated statement of income. See Note 6 to the consolidated financial statements.

(4)	A benefit of $8.5 million from the reversal of a valuation allowance against the net deferred tax asset in 2007 resulted in an unusually low provision for income taxes. In addition, in 2008, 2007 and 2006 the provision for income taxes includes a tax benefit of $20.1 million, $21.2 million and $10.0 million respectively, from the recapitalization of our Canadian operations.

(5)	Includes amounts due under earnout agreements for past acquisitions.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto included in Item 8 of this Annual Report on Form 10-K.
Company Overview
     In 2008, we expanded and strengthened our organization and talent base, completed an acquisition, and executed new initiatives to reduce costs. Our financial results reflect sales growth in our served markets, along with the positive impact of higher commodity prices, favorable exchange rates, hurricane restoration activity and the acquisitions completed in the latter half of 2007. Additionally, in January 2008 we completed a transaction in which we divested 60% of our LADD operations resulting in a joint venture in which we own a 40% interest. Sales increased $107.4 million or 1.8% over the prior year. Last year’s comparable period included sales of $99.6 million related to the LADD operations. Higher commodity prices, favorable exchange rates and hurricane restoration activity also contributed to the higher revenues. Cost of goods sold as a percentage of net sales was 80.3% and 79.6% in 2008 and 2007, respectively. Operating income decreased 12.3% to $345.7 million primarily from the partial divestiture of our LADD operations. The combination of all these factors led to net income of $212.7 million, a decrease of 11.6% over the prior year. Diluted earnings per share was $4.91 in 2008, compared with $4.99 in 2007.
     Our end markets consist of industrial, construction, utility and commercial, institutional and governmental customers. Our sales to these markets can be categorized as stock, direct ship and special order. Stock orders are filled directly from existing inventory and represent approximately 47% of total sales. Approximately 42% of our total sales are direct ship sales. Direct ship sales are typically custom-built products, large orders or products that are too bulky to be easily handled and, as a result, are shipped directly to the customer from the supplier. Special orders are for products that are not ordinarily stocked in inventory and are ordered based on a customer’s specific request. Special orders represent the remainder of total sales.
     We have historically financed our working capital requirements, capital expenditures, acquisitions, share repurchases and new branch openings through internally generated cash flow, borrowings under our credit facilities and funding through our Receivables Facility.
Cash Flow
     We generated $279.9 million in operating cash flow during 2008. Included in this amount was net income of $212.7 million. Investing activities in 2008 included proceeds of $60.0 million related to our recent divestiture, and capital expenditures of $35.3 million. Financing activities during 2008 consisted of borrowings and repayments of $898.9 million and $888.7 million, respectively, related to our revolving credit facility, net repayments of $185.0 million related to our Receivables Facility and stock repurchases of $78.9 million.
Financing Availability
     As of December 31, 2008, we had $119.4 million in total available borrowing capacity under our revolving credit facility, of which $55.9 million is the U.S. sub-facility borrowing limit and $63.5 million, is the Canadian sub-facility borrowing limit. We had $205.0 million available under our Receivables Facility. The revolving credit facility does not mature until November 1, 2013, and the Receivables Facility matures on May 9, 2010. In addition, our 2025 Debentures and 2026 Debentures cannot be redeemed or repurchased until 2010 and 2011, respectively. We increased our cash by $14.0 million to $86.3 million, after taking into account $74.8 million of share repurchases and $35.3 million of capital expenditures. We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions. For further discussions refer to “Liquidity and Capital Resources.”
Outlook
     We believe that acquisitions and improvements in operations and our capital structure made in 2006, 2007 and 2008 have positioned us well for 2009. We continue to see macroeconomic data and input from internal sales management, customers and suppliers that suggest activity levels in our major end markets will be significantly weaker than that experienced in 2008. Despite anticipated weakness, we believe that there are opportunities in all our end markets, and that we are well positioned to participate in these large fragmented markets. Our strong market position, broad portfolio of products and services and extensive information technology platform, combined with our continued focus on margin, productivity improvement, and selling and marketing initiatives, should provide us with a competitive advantage and enable us to perform at an above market rate throughout 2009.

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
     Goodwill and Indefinite Life Intangible Assets
     We test goodwill and indefinite life intangible assets for impairment annually during the fourth quarter using information available at the end of September, or more frequently when events or circumstances occur indicating that their carrying value may not be recoverable. The evaluation of impairment involves comparing the current fair value of goodwill to the recorded value. We estimate fair value using discounted cash flow analyses, which involves considerable management judgment. Assumptions used for these estimated cash flows are based on a combination of historical results, current internal forecasts, recent economic events and fluctuations in our stock price. For our most significant reporting units, two primary assumptions were an average long-term revenue growth ranging from 2.2% to 6.4% depending on the end market served and a discount rate of 8.0%. Our recent large acquisitions are most sensitive to changes in assumptions.
     A possible indicator of impairment is the relationship of a company’s market capitalization to its book value. As of December 31, 2008 our market capitalization exceeded our book value. The persistence or further acceleration of the recent downturn in global economic conditions and turbulence in financial markets could have a further negative impact on our market capitalization and/or financial performance. We cannot predict certain events that could adversely affect the reported value of goodwill and trademarks, which totaled $900.7 million and $970.6 million at December 31, 2008 and 2007, respectively.
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

     Income Taxes
     We account for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and the tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.
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
     We account for uncertainty in income taxes under FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We frequently review tax issues and positions taken on tax returns to determine the need and amount of contingency reserves necessary to cover any probable audit adjustments.
     Stock-Based Compensation
     Our stock-based employee compensation plans are comprised of fixed non-qualified stock options and stock-settled stock appreciation rights. Beginning January 1, 2006, we adopted SFAS No. 123 (revised 2004) (“SFAS 123R”), Share-Based Payment, using the modified prospective method. Stock options awarded prior to 2006 were accounted for using the measurement provisions of SFAS No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation.
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

	Year Ended December 31
	2008	2007	2006

Net sales	100.0%	100.0%	100.0%
Cost of goods sold	80.3	79.6	79.6
Selling, general and administrative expenses	13.7	13.2	13.0
Depreciation and amortization	0.4	0.6	0.5

Income from operations	5.6	6.6	6.9
Interest expense	0.8	1.1	0.5
Other (income) expense	(0.2)	0.0	0.4

Income before income taxes	5.0	5.5	6.0
Provision for income taxes	1.5	1.5	1.9

Net income	3.5%	4.0%	4.1%

2008 Compared to 2007
     Net Sales. Sales in 2008 increased 1.8% to $6,110.8 million, compared with $6,003.5 million in 2007, primarily as a result of higher commodity prices, acquisitions completed in the second half of 2007, favorable exchange rates, and hurricane restoration activity. These increases were partially offset by the absence of $99.6 million of sales recognized in 2007 for the LADD operations.
     Cost of Goods Sold. Cost of goods sold increased 2.6% in 2008 to $4,904.2 million, compared with $4,781.3 million in 2007 and cost of goods sold as a percentage of net sales was 80.3% in 2008 versus 79.6% in 2007. The cost of goods sold percentage increased due to the divestiture of the LADD operations, lower stock margins and a higher mix of direct ship sales.

     Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses include costs associated with personnel, shipping and handling, travel, advertising, facilities, utilities and bad debts. SG&A expenses increased by $43.1 million, or 5.5%, to $834.3 million in 2008. As a percentage of net sales, SG&A expenses increased to 13.7% of sales, compared with 13.2% in 2007, reflecting an increase in sales personnel, recent acquisitions, the increase in bad debt expense, the impact of foreign currency transactions, and the loss recognized for the divestiture of our LADD operations. SG&A payroll expenses for 2008 of $563.1 million increased by $9.7 million compared to 2007. Contributing to the increase in payroll expenses was the increase in salaries and wages of $15.1 million partially offset by the decrease in temporary labor costs of $4.0 million and the decrease in healthcare and benefit costs of $2.7 million due to the decrease in discretionary benefit costs. Other SG&A payroll related costs increased by $1.3 million. Bad debt expense increased to $10.1 million in 2008, compared with $2.2 million for 2007, due to an increase in customer defaults and collection issues. Included in this year’s SG&A expenses were charges of $4.1 million for foreign currency transactions and $3.0 million for the partial sale of the LADD operations. Last years comparable period included a gain of $7.2 million related to foreign currency transactions. Rent and insurance increased by $5.7 million in 2008 to $49.2 million primarily as a result of one-time costs incurred related to branch closures.
     Depreciation and Amortization. Depreciation and amortization decreased $10.0 million to $26.7 million in 2008, compared with $36.7 million in 2007. The decrease in depreciation and amortization related to the LADD divestiture was $6.2 million. The remaining decrease is primarily due to a change in the depreciation policy for internally developed software.
     Income from Operations. Income from operations decreased by $48.6 million, or 12.3%, to $345.7 million in 2008, compared with $394.2 million in 2007. The decrease in operating income was primarily attributable to the recent divestiture.
     Interest Expense. Interest expense totaled $50.1 million in 2008, compared with $63.2 million in 2007, a decrease of 20.8%. Interest expense was impacted by the reduction in interest rates and the decrease in debt.
     Other Income. Other income totaled $9.4 million for 2008. As a result of selling a majority interest in our LADD operations, the investment in the new joint venture is accounted for on an equity basis, and earnings are reported as other income in the consolidated statement of income. There was no “other income” recorded in 2007.
     Income Taxes. Our effective income tax rate increased to 30.3% in 2008, compared with 27.3% in 2007, primarily as a result of a one-time benefit recognized in 2007 related to the reversal of a valuation allowance against deferred tax assets for tax net operating loss carryforwards.
     Net Income. Net income and diluted earnings per share on a consolidated basis totaled $212.7 million and $4.91 per share, respectively, in 2008, compared with $240.6 million and $4.99 per share, respectively, in 2007.
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
Liquidity and Capital Resources
     Total assets were $2.7 billion at December 31, 2008, compared to approximately $2.9 billion at December 31, 2007. The $138.9 million decrease in total assets was principally attributable to the LADD divestiture and the decrease in accounts receivable and inventory due to the decrease in sales activity during the latter half of the fourth quarter. Total liabilities at December 31, 2008 compared to December 31, 2007 decreased by $262.4 million to $2.0 billion. Contributing to the decrease in total liabilities was the decrease in short-term and long-term debt of $175.5 million; a decrease in accounts payable of $54.5 million due to reduced purchasing activity; and a decrease in bank overdrafts of $28.6 million. Stockholders’ equity increased by 20.3% to $732.0 million at December 31, 2008, compared with $608.5 million at December 31, 2007, primarily as a result of net earnings of $212.7 million and benefits of $16.9 million from the exercise of stock options and $12.9 million from stock-based compensation expense. These increases were partially offset by stock repurchases, which totaled $74.8 million for 2008 and foreign currency translation adjustments of $44.2 million.
     The following table sets forth our outstanding indebtedness:

	As of December 31,
	2008	2007
	(In thousands)
Accounts receivable securitization facility	$295,000	$480,000
Mortgage financing facility	42,275	43,638
Revolving credit facility	197,500	187,300
7.50% Senior Subordinated Notes due 2017	150,000	150,000
2.625% Convertible Senior Debentures due 2025	150,000	150,000
1.75% Convertible Senior Debentures due 2026	300,000	300,000
Acquisition related notes	438	552
Capital leases	5,538	4,797

Total debt	1,140,751	1,316,287
Less current portion	(3,823)	(2,676)
Less short-term debt	(295,000)	(502,300)

Total long-term debt	$841,928	$811,311

     The required annual principal repayments for all long-term debt as of December 31, 2008 is set forth in the following table:

(In thousands)
2010	$3,434
2011	2,939
2012	2,075
2013	233,430
Thereafter	600,050

$841,928

     Our liquidity needs arise from fluctuations in our working capital requirements, capital expenditures, share repurchases, acquisitions and debt service obligations. As of December 31, 2008, we had $119.4 million in available borrowing capacity under our revolving credit facility, which combined with our $205.0 million of available borrowing capacity under our Receivables Facility and our invested cash provides us with liquidity of $382.2 million. We believe cash provided by operations and financing activities will be adequate to cover our current operational and business needs.
     The worldwide financial turmoil has had significant impacts on global credit markets. We communicate on a regular basis with our lenders regarding our financial and working capital performance and liquidity position. We are in compliance with all covenants and restrictions contained in our debt agreements as of December 31, 2008. In addition, in October of 2008 Moody’s Investor Services and Standard & Poor’s affirmed our credit ratings and stable outlook.
     Over the next several quarters we expect to maintain working capital productivity, and it is expected that excess cash will be directed primarily at debt reduction. Our near term focus will be on our cost structure, right sizing of the business and maintaining ample liquidity and credit availability. We anticipate capital expenditures to decrease in 2009 by approximately $19.0 million from 2008 capital expenditures of $35.3 million. We believe our balance sheet and ability to generate ample cash flow provides us with a durable business model and should allow us to fund expansion needs and growth initiatives in this time of economic contraction while maintaining targeted levels of leverage. To the extent that operating cash flow is materially lower than current levels or external financing sources are not available on terms competitive with those currently available, including increases in interest rates, future liquidity may be adversely affected.
     We finance our operating and investing needs as follows:
Accounts Receivable Securitization Facility
          We maintain a $500 million Receivables Facility that has a three year term and is subject to renewal in May 2010. Under the Receivables Facility, we sell, on a continuous basis, an undivided interest in all domestic accounts receivable to WESCO Receivables Corporation, a wholly owned SPE. The SPE sells, without recourse, a senior undivided interest in the receivables to third-party conduits and financial institutions for cash while maintaining a subordinated undivided interest in a portion of the receivables, in the form of overcollateralization. We have agreed to continue servicing the sold receivables for the third-party conduits and financial institutions at market rates; accordingly, no servicing asset or liability has been recorded.
     Prior to December 2006, we accounted for transfers of receivables pursuant to the Receivables Facility as a “sale” and removed them from the consolidated balance sheet. In December 2006, the Receivables Facility was amended and restated such that we effectively maintain control of receivables transferred pursuant to the Receivables Facility; therefore the transfers no longer qualify for “sale” treatment under SFAS No. 140. As a result, all transfers are accounted for as secured borrowings and the receivables sold pursuant to the Receivables Facility are included on the balance sheet as trade receivables, along with our retained subordinated undivided interest in those receivables. In accordance with EITF 02-09, Accounting for Changes that Result in a Transferor Regaining Control of Financial Assets Sold, we recognized a pre-tax gain of $2.4 million during the first quarter of 2007.
     As of December 31, 2008 and 2007, accounts receivable eligible for securitization totaled approximately $602.9 million and $604.0 million, respectively. The consolidated balance sheets as of December 31, 2008 and 2007 reflect $295.0 million and $480.0 million, respectively, of account receivable balances legally sold to third parties, as well as the related borrowings for equal amounts. The outstanding borrowings are classified as short-term debt in the consolidated balance sheet because under certain conditions the third party conduits and financial institutions may require us to repay all or a portion of the outstanding amount. We are in the process of reviewing the Receivables Facility with the expectation of renewing the current facility with an amended and restated facility with a three-year term.
     Prior to the amendment and restatement, interest expense and other costs related to the Receivables Facility were recorded as other expense in the consolidated statement of income. At December 31, 2008, the interest rate on borrowings under this facility was approximately 3.3%.

Mortgage Financing Facility
     In 2003, we finalized a mortgage financing facility of $51.0 million, $42.3 million of which was outstanding as of December 31, 2008. Total borrowings under the mortgage financing facility are subject to a 22-year amortization schedule, with a balloon payment due at the end of the 10-year term. The interest rate on borrowings under this facility is fixed at 6.5%.
Revolving Credit Facility
     At December 31, 2008, the aggregate borrowing capacity under our revolving credit facility was $375 million. The revolving credit facility consists of two separate sub-facilities: (i) a U.S. sub-facility and (ii) a Canadian sub-facility and includes a letter of credit sub-limit of up to $55 million. The facility matures on November 1, 2013 and is collateralized by the inventory of WESCO Distribution and the inventory and accounts receivable of WESCO Distribution Canada, L.P. WESCO Distribution’s obligations under the revolving credit facility have been guaranteed by WESCO International and by certain of WESCO Distribution’s subsidiaries.
     Availability under the facility is limited to the amount of eligible U.S. and Canadian inventory and Canadian receivables applied against certain advance rates. Depending upon the amount of excess availability under the facility, interest is calculated at LIBOR plus a margin that ranges between 1.0% and 1.75% or at the Index Rate (prime rate published by the Wall Street Journal) plus a margin that ranges between (0.25%) and 0.50%. As long as the average daily excess availability for both the preceding and projected succeeding 90-day period is greater than $50 million, we would be permitted to make acquisitions and repurchase outstanding public stock and bonds.
     The above permitted transactions would also be allowed if such excess availability is between $25 million and $50 million and our fixed charge coverage ratio, as defined by the revolving credit agreement, is at least 1.25 to 1.0 after taking into consideration the permitted transaction. Additionally, if excess availability under the revolving credit facility is less than $60 million, then we must maintain a fixed charge coverage ratio of 1.1 to 1.0. At December 31, 2008, the interest rate was 1.7%. We were in compliance with all covenants and restrictions as of December 31, 2008.
     During 2008, we borrowed $898.9 million in the aggregate under the revolving credit facility and made repayments in the aggregate amount of $888.7 million. During 2007, aggregate borrowings and repayments were $891.4 million and $801.1 million, respectively. At December 31, 2008, we had an outstanding balance under the facility of $197.5 million. We had $119.4 million available under the facility at December 31, 2008, after giving effect to outstanding letters of credit, as compared to $146.2 million at December 31, 2007.
7.50% Senior Subordinated Notes due 2017
     At December 31, 2008, $150 million in aggregate principal amount of the 2017 Notes was outstanding. The 2017 Notes were issued by WESCO Distribution under an indenture dated as of September 27, 2005, with The Bank of New York, as successor to J.P. Morgan Trust Company, National Association, as trustee, and are unconditionally guaranteed on an unsecured senior basis by WESCO International, Inc. The 2017 Notes accrue interest at the rate of 7.50% per annum and are payable in cash semi-annually in arrears on each April 15 and October 15.
     At any time on or after October 15, 2010, WESCO Distribution may redeem all or a part of the 2017 Notes. Between October 15, 2010 and October 14, 2011, WESCO Distribution may redeem all or a part of the 2017 Notes at a redemption price equal to 103.75% of the principal amount. Between October 15, 2011 and October 14, 2012, WESCO Distribution may redeem all or a part of the 2017 Notes at a redemption price equal to 102.50% of the principal amount. On and after October 15, 2013, WESCO Distribution may redeem all or a part of the 2017 Notes at a redemption price equal to 100% of the principal amount.
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
2.625% Convertible Senior Debentures due 2025
     At December 31, 2008, $150 million in aggregate principal amount of the 2025 Debentures was outstanding. The 2025 Debentures were issued by WESCO International, Inc. under an indenture dated as of September 27, 2005, with The Bank of New York, as successor to J.P. Morgan Trust Company, National Association, as Trustee, and are unconditionally guaranteed on an unsecured senior subordinated basis by WESCO Distribution. The 2025 Debentures accrue interest at the rate of 2.625% per annum and are payable in cash semi-annually in arrears on each April 15 and October 15. Beginning with the six-month interest period commencing October 15, 2010, we also will pay contingent interest in cash during any six-month interest period in which the trading price of the 2025 Debentures for each of the five trading days ending on the second trading day immediately preceding the first day of the applicable six-month interest period equals or exceeds 120% of the principal amount of the 2025 Debentures. During any interest period when contingent interest shall be payable, the contingent interest payable per $1,000 principal amount of 2025 Debentures will equal 0.25% of the average trading price of $1,000 principal amount of the 2025 Debentures during the five trading days immediately preceding the first day of the applicable six-month interest period. As defined in SFAS No. 133, Accounting for Derivative Instruments and Hedge Activities, the contingent interest feature of the 2025 Debentures is an embedded derivate that is not considered clearly and closely related to the host contract. The contingent interest component had no significant value at December 31, 2008 or December 31, 2007.

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
1.75% Convertible Senior Debentures due 2026
     At December 31, 2008, $300 million in aggregate principal amount of the 2026 Debentures was outstanding. The 2026 Debentures were issued by WESCO International under an indenture dated as of November 2, 2006, with The Bank of New York, as Trustee, and are unconditionally guaranteed on an unsecured senior subordinated basis by WESCO Distribution. The 2026 Debentures accrue interest at the rate of 1.75% per annum and are payable in cash semi-annually in arrears on each May 15 and November 15. Beginning with the six-month interest period commencing November 15, 2011, we also will pay contingent interest in cash during any six-month interest period in which the trading price of the 2026 Debentures for each of the five trading days ending on the second trading day immediately preceding the first day of the applicable six-month interest period equals or exceeds 120% of the principal amount of the 2026 Debentures. During any interest period when contingent interest shall be payable, the contingent interest payable per $1,000 principal amount of 2026 Debentures will equal 0.25% of the average trading price of $1,000 principal amount of the 2026 Debentures during the five trading days immediately preceding the first day of the applicable six-month interest period. As defined in SFAS No. 133, Accounting for Derivative Instruments and Hedge Activities, the contingent interest feature of the 2026 Debentures is an embedded derivate that is not considered clearly and closely related to the host contract. The contingent interest component had no significant value at December 31, 2008 or December 31, 2007.
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
Covenant Compliance
     We were in compliance with all relevant covenants contained in our debt agreements as of December 31, 2008.
Cash Flow
     An analysis of cash flows for 2008 and 2007 follows:
     Operating Activities. Cash provided by operating activities for 2008 totaled $279.9 million, compared with $262.3 million of cash generated in 2007. The increased level of cash flow is primarily attributable to net income of $212.7 million and adjustments to net income totaling $35.7; a decrease in accounts receivable and inventory of $28.4 million and $26.5 million, respectively, resulting from the decrease in sales activity during the latter half of the fourth quarter; a reduction in prepaid and other current assets of $7.6 million; and an increase in other current and noncurrent liabilities of $0.8 million. Primary uses of cash in 2008 were $31.2 million for the decrease in accounts payable due to the decrease in sales activity and $0.6 million for the decrease in accrued payroll and benefit costs. In 2007, primary sources of cash were net income of $240.6 million and adjustments to net income totaling $48.9 million; an increase in accounts payable of $19.4 million, resulting from the increase in the cost of sales; an increase in other current and noncurrent liabilities of $4.8 million; and a reduction in trade and other receivables of $4.5 million. Cash used by operating activities in 2007 included $33.6 million for the increase in inventory; $19.7 million for the decrease in accrued payroll and benefit costs; and $2.6 million for the increase in prepaid and other current assets.

     Investing Activities. Net cash provided by investing activities in 2008 was $16.4 million, compared with $48.0 million of net cash used in 2007. Included in 2008 were proceeds of $60.0 million for the partial divestiture of the LADD operations, and proceeds of $3.8 million for the sale of assets. Capital expenditures were $35.3 million and $16.1 million in 2008 and 2007, respectively. The increase in capital expenditures in 2008 is primarily due to facility and information technology improvements. In addition, expenditures of $12.1 million and $32.4 million in 2008 and 2007, respectively, were made pursuant to acquisition purchase agreements.
     Financing Activities. Net cash used by financing activities in 2008 was $265.0 million, compared with $212.6 million of net cash used in 2007. During 2008, borrowings and repayments of long-term debt of $898.9 million and $888.7 million, respectively, were made to our revolving credit facility. Borrowings and repayments of $130.0 million and $315.0 million respectively, were applied to our Receivables Facility, and there were repayments of $1.4 million to our mortgage financing facility. During 2007, borrowings and repayments of long-term debt of $891.4 million and $801.1 million, respectively, were made to our revolving credit facility. Borrowings and repayments of $134.5 million and $45.0 million, respectively, were applied to our Receivables Facility, and there were repayments of $1.3 million to our mortgage financing facility. In addition, during 2008 and 2007, we purchased shares of our common stock under our share repurchase plan for approximately $74.8 million and $430.6 million, respectively. The exercise of stock-based compensation arrangements resulted in proceeds of $10.7 million and $6.0 million in 2008 and 2007, respectively.
Contractual Cash Obligations and Other Commercial Commitments
     The following summarizes our contractual obligations, including interest, at December 31, 2008 and the effect such obligations are expected to have on liquidity and cash flow in future periods.

		2010 to	2012 to	2014 –
	2009	2011	2013	After	Total
	(In millions)

Contractual cash obligations (including interest):
Long-term debt	—	6.4	235.5	600.1	842.0
Current and short-term debt	298.8	—	—	—	298.8
Interest on indebtedness(1)	33.9	49.7	49.5	160.4	293.5
Non-cancelable operating and capital leases	38.6	51.5	20.7	13.8	124.6
Other acquisition notes	0.1	0.3	0.1	—	0.5
Acquisition agreements	0.3	0.1	0.1	—	0.5
Severance charges	1.1	—	—	—	1.1

Total contractual cash obligations	$372.8	$108.0	$305.9	$774.3	$1,561.0

(1)	Interest on the variable rate debt was calculated using the rates and balances outstanding at December 31, 2008.
     Purchase orders for inventory requirements and service contracts are not included in the table above. Generally, our purchase orders and contracts contain clauses allowing for cancellation. We do not have significant agreements to purchase material or goods that would specify minimum order quantities. Also, we do not consider obligations to taxing authorities to be contractual obligations requiring disclosure due to the uncertainty surrounding the ultimate settlement and timing of these obligations. As such, we have not included $10.8 million of such liability in the table above.
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

Impact of Recently Issued Accounting Standards
          In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies whenever other accounting standards require or permit assets or liabilities to be measured at fair value but does not expand the use of fair value to new accounting transactions and does not apply to pronouncements that address share-based payment transactions. On February 12, 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-2, Effective Date of SFAS No. 157. The FSP amends SFAS 157 to delay the effective date of SFAS 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually) to fiscal years beginning after November 15, 2008. Except for the delay for nonfinancial assets and liabilities, SFAS 157 was effective for fiscal years beginning after November 15, 2007. Consistent with its requirements, we adopted SFAS 157 for our financial assets and liabilities on January 1, 2008. Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, bank overdrafts and debt. We believe that the recorded values of our financial instruments, except for debt, approximate fair value because of their nature and respective duration. The partial adoption of SFAS 157 did not impact our financial position, results of operations, or cash flows. Nonfinancial assets and liabilities for which we have not applied the provisions of SFAS 157 include those measured at fair value in goodwill and indefinite lived intangible asset impairment testing, and assets acquired and liabilities assumed in a business combination. We have not yet conclusively determined the impact that the implementation of SFAS 157 will have on our non-financial assets and liabilities; however, we do not anticipate that it will have a significant impact on our financial position, results of operations or cash flows. In the event that we acquire a new business or have an impairment issue related to goodwill or indefinite lived intangible assets, the determination of fair value of the assets and liabilities will be subject to SFAS 157.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”) which establishes additional principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date fair value. SFAS 141R is designed to improve the relevance, representational faithfulness and comparability of the financial information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R applies prospectively to business combinations for which the acquisition date is in or after the beginning of the first annual reporting period beginning after December 15, 2008. Aside from the execution of a significant acquisition, we do not anticipate that the adoption of SFAS 141R will have an impact on our financial position, results of operations or cash flows.
     In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”) which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assts (“SFAS 142”), and requires additional disclosure. The objective of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other generally accepted accounting principles. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and shall be applied prospectively to intangible assets acquired after the effective date. We do not anticipate that the adoption of FSP FAS 142-3 will have an impact on our financial position, results of operations or cash flows.
     In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”) which requires an issuer of certain convertible debt instruments to separately account for the liability and equity components of convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 and requires retrospective application to all periods presented during which any such convertible debt instruments were outstanding. FSP APB 14-1 will change the accounting treatment for our 2025 and 2026 Debentures and will result in an increase to non-cash interest reported in our historical financial statements as well as our future financial statements as long as we continue to have convertible debentures outstanding. We estimate that the initial impact to the consolidated balance sheet (as of December 31, 2008) will be a decrease in long-term debt of approximately $252.5 million for the recognition of a debt discount, an aggregate increase in equity of approximately $146.3 million, and an increase in deferred income taxes for the basis differential related to long-term debt. The debt discount will be amortized to interest expense resulting in a $0.10- $0.12 decrease in earnings per share in the year of adoption.
Item 7A. Quantitative and Qualitative Disclosures about Market Risks.
Foreign Currency Risks
     Approximately 90% of our sales are denominated in U.S. dollars and are primarily from customers in the United States. As a result, currency fluctuations are currently not material to our operating results. We do have foreign subsidiaries located in North America, Europe, Asia and Australia and may establish additional foreign subsidiaries in the future. Accordingly, we may derive a more significant portion of our sales from international operations, and a portion of these sales may be denominated in foreign currencies. As a result, our future operating results could become subject to fluctuations in the exchange rates of those currencies in relation to the U.S. dollar. Furthermore, to the extent that we engage in international sales denominated in U.S. dollars, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets. We have monitored and will continue to monitor our exposure to currency fluctuations.

Interest Rate Risk
     Fixed Rate Borrowings: Approximately 57% of our debt portfolio is comprised of fixed rate debt. At various times, we have refinanced our debt to mitigate the impact of interest rate fluctuations. In 2005, we issued $150 million aggregate principal amount of our 2017 Notes at 7.5% and $150 million aggregate principal amount of our 2025 Debentures at 2.625%. In 2006, we issued additional fixed rate debt, which included $300 million aggregate principal amount of 2026 Debentures at 1.75%. As these borrowings were issued at fixed rates, interest expense would not be impacted by interest rate fluctuations, although market value would be. The aggregate fair value of these debt instruments was $391.2 million at December 31, 2008. Interest expense on our other fixed rate debt also would not be impacted by changes in market interest rates, and for this debt, fair value approximated carrying value (see note 6 to the consolidated financial statements).
     Floating Rate Borrowings: Our variable rate borrowings at December 31, 2008 of $492.5 million include $295.0 million from the Receivables Facility and $197.5 million from the revolving credit facility. The fair value of these debt instruments at December 31, 2008 was approximately $284.4 million and $175.1 million, respectively. We borrow under our revolving credit facility for general corporate purposes, including working capital requirements and capital expenditures. During 2008, our average daily borrowing under the facility was $126.6 million. Borrowings under our facility bear interest at the applicable LIBOR or base rate and therefore we are subject to fluctuations in interest rates. Additionally, we borrow under our Receivables Facility, which bears interest at the 30 day commercial paper rate plus applicable margin. A 100 basis point increase or decrease in interest rates would not have a significant impact on future earnings under our current capital structure.

Item 8. Financial Statements and Supplementary Data.
     The information required by this item is set forth in our Consolidated Financial Statements contained in this Annual Report on Form 10-K. Specific financial statements can be found at the pages listed below:
WESCO International, Inc.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of WESCO International, Inc.,
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of WESCO International, Inc. and its subsidiaries at December 31, 2008 and December 31, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
February 20, 2009

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31
	2008	2007
	(Dollars in thousands,
	except share data)
Assets
Current Assets:
Cash and cash equivalents	$86,338	$72,297
Trade accounts receivable, net of allowance for doubtful accounts of $19,665 and $17,418 in 2008 and 2007, respectively (Note 6)	791,356	844,514
Other accounts receivable	42,758	44,783
Inventories, net	605,678	666,027
Current deferred income taxes (Note 10)	2,857	4,026
Income taxes receivable	18,661	38,793
Prepaid expenses and other current assets	10,015	10,059

Total current assets	1,557,663	1,680,499
Property, buildings and equipment, net (Note 5)	119,223	104,119
Intangible assets, net (Note 3)	88,689	133,791
Goodwill (Note 3)	862,778	924,358
Investment in subsidiary (Note 9)	46,251	—
Deferred income taxes	16,811	—
Other assets	29,562	17,120

Total assets	$2,720,977	$2,859,887

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$571,832	$626,293
Accrued payroll and benefit costs (Note 12)	49,753	51,415
Short-term debt (Note 6)	295,000	502,300
Current portion of long-term debt (Note 6)	3,823	2,676
Bank overdrafts	30,367	58,948
Current deferred income taxes	1,516	—
Other current liabilities	53,718	50,293

Total current liabilities	1,006,009	1,291,925
Long-term debt (Note 6)	841,928	811,311
Deferred income taxes (Note 10)	120,459	118,084
Other noncurrent liabilities	20,585	30,091

Total liabilities	$1,988,981	$2,251,411

Commitments and contingencies (Note 14)

Stockholders’ Equity (Note 7 and 8):
Preferred stock, $.01 par value; 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 210,000,000 shares authorized, 55,788,620 and 54,663,418 shares issued and 42,239,962 and 43,144,032 shares outstanding in 2008 and 2007, respectively	557	546
Class B nonvoting convertible common stock, $.01 par value; 20,000,000 shares authorized, 4,339,431 shares issued in 2008 and 2007; no shares outstanding in 2008 and 2007	43	43
Additional capital	842,537	808,739
Retained earnings	497,485	284,794
Treasury stock, at cost; 17,888,089 and 15,858,817 shares in 2008 and 2007, respectively	(590,288)	(511,478)
Accumulated other comprehensive income	(18,338)	25,832

Total stockholders’ equity	731,996	608,476

Total liabilities and stockholders’ equity	$2,720,977	$2,859,887

The accompanying notes are an integral part of the consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31
	2008	2007	2006
	(In thousands, except share data)
Net sales	$6,110,840	$6,003,452	$5,320,603

Cost of goods sold (excluding depreciation and amortization below)	4,904,164	4,781,336	4,234,079
Selling, general and administrative expenses	834,278	791,133	692,881
Depreciation and amortization	26,731	36,759	28,660

Income from operations	345,667	394,224	364,983

Interest expense, net	50,076	63,196	24,622
Other (income) expense (Note 6 and 9)	(9,352)	—	22,795

Income before income taxes	304,943	331,028	317,566

Provision for income taxes (Note 10)	92,252	90,397	100,246

Net income	$212,691	$240,631	$217,320

Earnings per share (Note 11)
Basic	$5.02	$5.27	$4.46

Diluted	$4.91	$4.99	$4.14

     The accompanying notes are an integral part of the consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

										Accumulated
										Other
				Class B				Retained	Treasury	Comprehensive
(Dollars in thousands, except per	Comprehensive	Common Stock		Common Stock		Additional		Earnings	Stock	Income
share data)	Income	Amount	Shares	Amount	Shares	Capital	(Deficit)	Amount	Shares	(Loss)
Balance, December 31, 2005		$518	51,790,725	$43	4,339,431	$707,407	$(168,332)	$(61,821)	(8,418,607)	$13,635
Exercise of stock options, including tax benefit of $34,966		20	1,999,193			50,807		(8,999)	(165,236)
Stock-based compensation expense						11,734
Net income	$217,320						217,320
Translation adjustment	895									895

Comprehensive income	$218,215

Balance, December 31, 2006		538	53,789,918	43	4,339,431	769,948	48,988	(70,820)	(8,583,843)	14,530

Exercise of stock options, including tax benefit of $18,360		8	873,500			24,395		(10,077)	(150,841)
Stock-based compensation expense						14,403
Issuance of treasury stock						(7)		187	22,656
Adoption of FIN 48, net of tax							(4,825)
Share repurchase program								(430,768)	(7,146,789)
Net income	$240,631						240,631
Translation adjustment	11,302									11,302

Comprehensive income	$251,933

Balance, December 31, 2007		546	54,663,418	43	4,339,431	808,739	284,794	(511,478)	(15,858,817)	25,832

Exercise of stock options, including tax benefit of $10,193		11	1,125,202			20,904		(4,013)	(96,647)
Stock-based compensation expense						12,886
Issuance of treasury stock						8		42	1,264
Share repurchase program								(74,839)	(1,933,889)
Net income	$212,691						212,691
Translation adjustment	(44,170)									(44,170)

Comprehensive income	$168,521

Balance, December 31, 2008		$557	55,788,620	$43	4,339,431	$842,537	$497,485	$(590,288)	(17,888,089)	$(18,338)

     The accompanying notes are an integral part of the consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2008	2007	2006
	(In thousands)
Operating Activities:
Net income	$212,691	$240,631	$217,320
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,731	36,759	28,660
Stock option expense	12,886	14,403	11,734
Amortization of debt issuance costs	3,810	4,192	2,520
Gain on sale of property, buildings and equipment	(2,042)	(371)	(2,607)
Loss on sale of subsidiary	3,005	—	—
Equity income, net of distributions in 2008 of $8,684	(668)	—	—
Excess tax benefit from stock-based compensation	(10,193)	(18,360)	(34,966)
Interest related to uncertain tax positions	366	1,097	—
Deferred income taxes	1,772	11,147	18,523
Changes in assets and liabilities:
Change in receivables facility	—	—	(6,500)
Trade and other account receivables, net	28,352	4,462	(11,832)
Inventories, net	26,556	(33,632)	(27,673)
Prepaid expenses and other current assets	7,566	(2,618)	30,030
Accounts payable	(31,198)	19,436	(27,873)
Accrued payroll and benefit costs	(615)	(19,716)	18,725
Other current and noncurrent liabilities	842	4,848	(8,978)

Net cash provided by operating activities	279,861	262,278	207,083
Investing Activities:
Capital expenditures	(35,284)	(16,118)	(18,359)
Acquisition payments, net of cash acquired	(12,080)	(32,398)	(540,447)
Proceeds from sale of subsidiary	60,000	—	—
Proceeds from sale of assets	3,794	487	4,624
Other investing activities	—	—	(1,745)

Net cash provided (used) by investing activities	16,430	(48,029)	(555,927)
Financing Activities:
Short-term borrowings, net	(185,000)	89,500	—
Proceeds from issuance of long-term debt	898,900	891,400	807,604
Repayments of long-term debt	(890,063)	(805,717)	(462,918)
Debt issuance costs	(426)	(754)	(9,464)
Proceeds from exercise of options	10,722	6,043	6,862
Excess tax benefit from stock-based compensation	10,193	18,360	34,966
Repurchase of common stock	(78,852)	(440,845)	—
(Decrease) increase in bank overdrafts	(28,581)	31,116	24,138
Payments on capital lease obligations	(1,882)	(1,709)	(1,073)

Net cash (used) provided by financing activities	(264,989)	(212,606)	400,115

Effect of exchange rate changes on cash and cash equivalents	(17,261)	(2,741)	(1)
Net change in cash and cash equivalents	14,041	(1,098)	51,270
Cash and cash equivalents at the beginning of period	72,297	73,395	22,125
Cash and cash equivalents at the end of period	$86,338	$72,297	$73,395

Supplemental disclosures:
Cash paid for interest	$48,151	$62,426	$44,952
Cash paid for taxes	74,460	52,501	55,139
Non-cash investing and financing activities:
Property, plant and equipment acquired through capital leases	2,610	2,599	2,144
Deferred acquisition payable related to acquisitions	—	—	1,107
Issuance of treasury stock	42	187	—
The accompanying notes are an integral part of the consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION
     WESCO International, Inc. and its subsidiaries (collectively, “WESCO”), headquartered in Pittsburgh, Pennsylvania, is a full-line distributor of electrical supplies and equipment and is a provider of integrated supply procurement services with operations in the United States, Canada, Mexico, the United Kingdom, Nigeria, United Arab Emirates, Singapore, Australia and China. WESCO currently operates approximately 400 branch locations and seven distribution centers (four in the United States and three in Canada).
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
     Revenue Recognition
     Revenues are recognized for product sales when title, ownership and risk of loss pass to the customer or for services when the service is rendered. In the case of stock sales and special orders, a sale occurs at the time of shipment from our distribution point, as the terms of WESCO’s sales are FOB shipping point. In cases where we process customer orders but ship directly from our suppliers, revenue is recognized once product is shipped and title has passed. For some of our customers, we provide services such as inventory management or other specific support. Revenues are recognized upon evidence of fulfillment of the agreed upon services. In all cases, revenue is recognized once the sales price to our customer is fixed or is determinable and WESCO has reasonable assurance as to the collectibility in accordance with Staff Accounting Bulletin No.104.
     Supplier Volume Rebates
     WESCO receives rebates from certain suppliers based on contractual arrangements with such suppliers. An asset, included within other accounts receivable on the balance sheet, represents the estimated amounts due to WESCO under the rebate provisions of such contracts. The corresponding rebate income is recorded as a reduction of cost of goods sold. The appropriate level of such income is derived from the level of actual purchases made by WESCO from suppliers, in accordance with the provisions of Emerging Issues Task Force (“EITF”) Issue No. 02-16 , Accounting by a Reseller for Cash Consideration Received from a Vendor . Receivables under the supplier rebate program were $34.3 million at December 31, 2008 and $40.0 million at December 31, 2007. The total amount recorded as a reduction to cost of goods sold was $61.1 million, $59.2 million and $54.1 million for 2008, 2007 and 2006, respectively.
     Shipping and Handling Costs and Fees
     WESCO records the majority of costs and fees associated with transporting its products to customers as a component of selling, general and administrative expenses. These costs totaled $59.4 million, $62.0 million and $48.9 million in 2008, 2007 and 2006, respectively.
     Cash Equivalents
     Cash equivalents are defined as highly liquid investments with original maturities of 90 days or less when purchased.
     Asset Securitization
     WESCO accounts for its accounts receivable securitization program (the “Receivables Facility”) in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). Prior to December 2006, WESCO accounted for transfers of receivables pursuant to the facility as a “sale” and removed them from the consolidated balance sheet. Expenses associated with the facility were reported as other expense in the statement of income. In December 2006, the Receivables Facility was amended and restated such that WESCO effectively maintains control of receivables transferred pursuant to the facility; therefore the transfers no longer qualify for “sale” treatment under SFAS No. 140. As a result, the transferred receivables remain on the balance sheet, and WESCO recognizes the related secured borrowing. Beginning in 2007, expenses associated with the Receivables Facility were reported as interest expense in the statement of income.

     Allowance for Doubtful Accounts
     WESCO maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. WESCO has a systematic procedure using estimates based on historical data and reasonable assumptions of collectibility made at the local branch level and on a consolidated corporate basis to calculate the allowance for doubtful accounts. If the financial condition of WESCO’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The allowance for doubtful accounts was $19.7 million at December 31, 2008 and $17.4 million at December 31, 2007. The total amount recorded as selling, general and administrative expense related to bad debts was $10.1 million, $2.2 million and $3.8 million for 2008, 2007 and 2006, respectively.
     Inventories
     Inventories primarily consist of merchandise purchased for resale and are stated at the lower of cost or market. Cost is determined principally under the average cost method. WESCO makes provisions for obsolete or slow-moving inventories as necessary to reflect reduction in inventory value. Reserves for excess and obsolete inventories were $17.3 million and $20.3 million at December 31, 2008 and 2007, respectively. The total expense related to excess and obsolete inventories, included in cost of goods sold, was $9.2 million, $8.0 million and $4.8 million for 2008, 2007 and 2006, respectively. WESCO absorbs into the cost of inventory the general and administrative expenses related to inventory such as purchasing, receiving and storage and at December 31, 2008 and 2007 $43.0 million and $42.8 million, respectively, of these costs were included in the ending inventory.
     Other Assets
     WESCO amortizes deferred financing fees over the term of the various debt instruments. Deferred financing fees in the amount of $0.4 million were incurred during the year ending December 31, 2008. As of December 31, 2008 and 2007, the amount of other assets related to unamortized deferred financing fees was $12.9 million and $16.3 million, respectively.
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
     WESCO assesses its long-lived assets for impairment by periodically reviewing operating performance by branch and respective utilization of real and tangible assets at such sites; and by comparing fair values of real properties against market values of similar properties. Upon closure of any branch, asset usefulness and remaining life are evaluated and any charges taken as appropriate. Of its $119.2 million net book value of property, plant and equipment as of December 31, 2008, $67.5 million consists of land, buildings and leasehold improvements and are geographically dispersed among WESCO’s 400 branches and seven distribution centers, mitigating the risk of impairment. Approximately $15.7 million of assets consist of computer equipment and capitalized software and are evaluated for use and serviceability relative to carrying value. The remaining fixed assets, mainly of furniture and fixtures, warehousing equipment and transportation equipment, are similarly evaluated for serviceability and use.
     Goodwill and Indefinite Life Intangible Assets
     In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and indefinite life intangible assets are tested for impairment annually during the fourth quarter using information available at the end September, or more frequently if events or circumstances occur indicating that their carrying value may not be recoverable. The evaluation of impairment involves comparing the current fair value of goodwill to the recorded value. WESCO estimates fair value using discounted cash flow analyses, which involves considerable management judgment. Assumptions used for these estimated cash flows are based on a combination of historical results, current internal forecasts, recent economic events and fluctuations in the Company’s stock price. No impairment losses were identified in 2008 as a result of this review. At December 31, 2008 and 2007 goodwill and trademarks totaled $900.7 million and $970.6 million, respectively.
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

     Insurance Programs
     WESCO uses commercial insurance for auto, workers’ compensation, casualty and health claims as a risk-reduction strategy to minimize catastrophic losses. The Company’s strategy involves large deductibles where WESCO must pay all costs up to the deductible amount. WESCO estimates the reserve based on historical incident rates and costs. The assumptions included in developing this accrual include the period of time from incurrence of a claim until the claim is paid by the insurance provider. Presently, this period is estimated to be nine weeks. The total liability related to the insurance programs was $10.4 million at December 31, 2008 and $10.0 million at December 31, 2007.
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
     WESCO accounts for uncertainty in income taxes under the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. WESCO reviews uncertain tax positions and assesses the need and amount of contingency reserves necessary to cover any probable audit adjustments. WESCO recognizes interest and penalties related to unrecognized tax benefits in income tax expense.
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
     Stock-Based Compensation
     The Company’s stock-based employee compensation plans are comprised of fixed non-qualified stock options and stock-settled stock appreciation rights. Beginning January 1, 2006, WESCO adopted SFAS No. 123 (revised 2004) (“SFAS 123R”), Share-Based Payment, using the modified prospective method. Stock options awarded prior to 2006 were accounted for using the measurement provisions of SFAS No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation.
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
     WESCO granted the following stock-settled stock appreciation rights at the following weighted average assumptions:

	2008	2007	2006
Stock-settled appreciation rights granted	931,344	628,237	463,132
Risk free interest rate	3.1%	4.9%	4.9%
Expected life	4 years	4 years	4 years
Expected volatility	38%	40%	50%
     The weighted average fair value per equity award granted was $13.58, $22.71 and $30.72 for the years ended December 31, 2008, 2007 and 2006, respectively. WESCO recognized $12.9 million, $14.4 million and $11.7 million of non-cash stock-based compensation expense, which is included in selling, general and administrative expenses, in 2008, 2007 and 2006, respectively.
     Treasury Stock
     Common stock purchased for treasury is recorded at cost. At the date of subsequent reissue, the treasury stock account is reduced by the cost of such stock, with cost determined on a weighted average basis.

     Fair Value of Financial Instruments
     The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities, a revolving line of credit, a mortgage financing facility, notes payable, debentures and other long-term debt. The estimated fair value of the Company’s outstanding indebtedness described in Note 6 at December 31, 2008 and 2007 was $891.5 million and $1,280.1 million respectively. The aggregate fair value of the senior notes and debentures was approximately $391.2 million. The fair values of these fixed rate facilities are estimated based upon market price quotes. The fair values of WESCO’s other debt, which includes the mortgage facility, Receivables Facility and revolving credit facility, were approximately $40.3 million, $284.4 million and $175.1 million, respectively. The fair values for these facilities are based upon market price quotes and market comparisons available for instruments with similar terms and maturities. For all remaining WESCO financial instruments, carrying values are considered to approximate fair value due to their short maturities.
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
     Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies whenever other accounting standards require or permit assets or liabilities to be measured at fair value but does not expand the use of fair value to new accounting transactions and does not apply to pronouncements that address share-based payment transactions. On February 12, 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-2, Effective Date of SFAS No. 157. The FSP amends SFAS 157 to delay the effective date of SFAS 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually) to fiscal years beginning after November 15, 2008. Except for the delay for nonfinancial assets and liabilities, SFAS 157 was effective for fiscal years beginning after November 15, 2007. Consistent with its requirements, WESCO adopted SFAS 157 for its financial assets and liabilities on January 1, 2008. WESCO’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, bank overdrafts and debt. The Company believes that the recorded values of its financial instruments, except for long-term debt, approximate fair value because of their nature and respective duration. The partial adoption of SFAS 157 did not impact WESCO’s financial position, results of operations, or cash flows. Nonfinancial assets and liabilities for which we have not applied the provisions of SFAS 157 include those measured at fair value in goodwill and indefinite lived intangible asset impairment testing, and assets acquired and liabilities assumed in a business combination. WESCO has not yet conclusively determined the impact that the implementation of FSP 157 will have on its non-financial assets and liabilities; however, WESCO does not anticipate that SFAS 157 will have a significant impact on its financial position, results of operations or cash flows. In the event that WESCO acquires a new business or has an impairment issue related to goodwill or indefinite lived intangible assets, the determination of fair value of the assets and liabilities will be subject to SFAS 157.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”) which establishes additional principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date fair value. SFAS 141R is designed to improve the relevance, representational faithfulness, and comparability of the financial information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R applies prospectively to business combinations for which the acquisition date is in or after the beginning of the first annual reporting period beginning after December 15, 2008. Aside from the execution of a significant acquisition, WESCO does not anticipate that the adoption of SFAS 141R will have an impact on its financial position, results of operations or cash flows.
     In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”) which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), and requires additional disclosure. The objective of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other generally accepted accounting principles. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and shall be applied prospectively to intangible assets acquired after the effective date. WESCO does not anticipate that the adoption of FSP FAS 142-3 will have an impact on its financial position, results of operations or cash flows.
     In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”) which requires an issuer of certain convertible debt instruments to separately account for the liability and equity components of convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 and requires retrospective application to all periods presented during which any such convertible debt instruments were outstanding. FSP APB 14-1 will change the accounting treatment for WESCO’s 2.625% Convertible Senior Debentures due 2025 (the “2025 Debentures”) and 1.75% Convertible Senior Debentures due 2026 (the “2026 Debentures”) and will result in an increase to non-cash interest reported in its historical financial statements as well as its future financial statements as long as WESCO continues to have convertible debentures outstanding. WESCO estimates that the initial impact to the consolidated balance sheet (as of December 31, 2008) will be a decrease in long-term debt of approximately $252.5 million for the recognition of a debt discount, an aggregate increase in equity of approximately $146.3 million, and an increase in deferred income taxes for the basis differential related to long-term debt. The debt discount will be amortized to interest expense resulting in a $0.10- $0.12 decrease in earnings per share in the year of adoption.

3. GOODWILL AND INTANGIBLE ASSETS
Goodwill
     The following table sets forth the changes in the carrying amount of goodwill:

	Year Ended December 31
	2008	2007
	(In thousands)
Beginning balance January 1	$924,358	$931,229
Additional consideration paid for prior acquisitions	2,154	—
Adjustments to goodwill for prior acquisitions (1)	(264)	(26,106)
Additions to goodwill for acquisitions	5,324	19,235
Reductions to goodwill for divestitures	(68,794)	—

Ending balance December 31	$862,778	$924,358

(1)	Represents final purchase price adjustments in 2008 and adjustments to deferred taxes in 2007.
Intangible Assets
     The components of intangible assets are as follows:

	December 31, 2008			December 31, 2007
				Net			Net
		Gross Carrying	Accumulated	Carrying	Gross Carrying	Accumulated	Carrying
	Life	Amount	Amortization	Amount	Amount	Amortization	Amount
		(In thousands)
Intangible Assets:

Trademarks	Indefinite	$37,898		$37,898	$46,200		$46,200
Non-compete agreements	3-5	6,220	$(5,477)	743	6,445	$(5,173)	1,272
Customer relationships	4-19	45,287	(14,031)	31,256	76,000	(16,714)	59,286
Distribution agreements	5-19	21,352	(2,560)	18,792	33,500	(6,467)	27,033

		$110,757	$(22,068)	$88,689	$162,145	$(28,354)	$133,791

     WESCO removed $37.7 million of net intangible assets from the consolidated balance sheet during the first quarter of 2008 as a result of the partial divestiture of its LADD operations (see Note 9 Equity Investment). Amortization expense related to intangible assets totaled $7.3 million, $13.1 million and $9.2 million for the years ended December 31, 2008, 2007 and 2006, respectively.

     The following table sets forth the estimated amortization expense for intangibles for the next five years (in thousands):

Estimated
Amortization
Expense
For the year ended December 31,
2009	$7,382
2010	7,122
2011	5,755
2012	3,507
2013	3,279
4. CONCENTRATIONS OF CREDIT RISK AND SIGNIFICANT SUPPLIERS
     WESCO distributes its products and services and extends credit to a large number of customers in the industrial, construction, utility and manufactured structures markets. WESCO’s largest supplier accounted for approximately 12%, 10% and 12% of WESCO’s purchases for each of the three years, 2008, 2007 and 2006, respectively and therefore, WESCO could potentially incur risk due to supplier concentration. Based upon WESCO’s broad customer base, the Company has concluded that it has no material credit risk as a result of customer concentration.
5. PROPERTY, BUILDINGS AND EQUIPMENT
     The following table sets forth the components of property, buildings and equipment:

	December 31,
	2008	2007
	(In thousands)
Buildings and leasehold improvements	$83,758	$76,684
Furniture, fixtures and equipment	124,966	117,774
Software costs	55,177	49,187

	263,901	243,645
Accumulated depreciation and amortization	(176,427)	(162,897)

	87,474	80,748
Land	18,690	20,115
Construction in progress	13,059	3,256

	$119,223	$104,119

     Depreciation expense was $14.7 million, $19.0 million and $15.7 million, and capitalized software amortization was $4.7 million, $4.7 million and $3.8 million, in 2008, 2007 and 2006, respectively. The unamortized software cost was $9.0 million and $7.9 million as of December 31, 2008 and 2007, respectively. Furniture, fixtures and equipment include capitalized leases of $8.5 million and $6.0 million and related accumulated amortization of $2.1 million and $1.2 million as of December 31, 2008 and 2007, respectively.

6. DEBT
     The following table sets forth WESCO’s outstanding indebtedness:

	As of December 31,
	2008	2007
	(In thousands)
Accounts receivable securitization facility	$295,000	$480,000
Mortgage financing facility	42,275	43,638
Revolving credit facility	197,500	187,300
7.50% Senior Subordinated Notes due 2017	150,000	150,000
2.625% Convertible Senior Debentures due 2025	150,000	150,000
1.75% Convertible Senior Debentures due 2026	300,000	300,000
Acquisition related notes	438	552
Capital leases	5,538	4,797

Total debt	1,140,751	1,316,287
Less current portion	(3,823)	(2,676)
Less short-term debt	(295,000)	(502,300)

Total long-term debt	$841,928	$811,311

Accounts Receivable Securitization Facility
     WESCO maintains a $500 million Receivables Facility that has a three year term and is subject to renewal in May 2010. Under the Receivables Facility, WESCO sells, on a continuous basis, an undivided interest in all domestic accounts receivable to WESCO Receivables Corporation, a wholly owned special purpose entity (“SPE”). The SPE sells, without recourse, a senior undivided interest in the receivables to third-party conduits and financial institutions for cash while maintaining a subordinated undivided interest in a portion of the receivables, in the form of overcollateralization. WESCO has agreed to continue servicing the sold receivables for the third-party conduits and financial institutions at market rates; accordingly, no servicing asset or liability has been recorded.
     Prior to December 2006, WESCO accounted for transfers of receivables pursuant to the Receivables Facility as a “sale” and removed them from the consolidated balance sheet. In December 2006, the Receivables Facility was amended and restated such that WESCO effectively maintains control of receivables transferred pursuant to the Receivables Facility; therefore the transfers no longer qualify for “sale” treatment under SFAS No. 140. As a result, all transfers are accounted for as secured borrowings and the receivables sold pursuant to the Receivables Facility are included on the balance sheet as trade receivables, along with WESCO’s retained subordinated undivided interest in those receivables. In accordance with EITF 02-09, Accounting for Changes that Result in a Transferor Regaining Control of Financial Assets Sold, WESCO recognized a pre-tax gain of $2.4 million during the first quarter of 2007.
     As of December 31, 2008 and 2007, accounts receivable eligible for securitization totaled approximately $602.9 million and $604.0 million, respectively. The consolidated balance sheets as of December 31, 2008 and 2007 reflect $295.0 million and $480.0 million, respectively, of account receivable balances legally sold to third parties, as well as the related borrowings for equal amounts. The outstanding borrowings are classified as short-term debt in the consolidated balance sheet because under certain conditions the third party conduits and financial institutions may require WESCO to repay all or a portion of the outstanding amount.
     Prior to the amendment and restatement, interest expense and other costs related to the Receivables Facility were recorded as other expense in the consolidated statement of income. At December 31, 2008, the interest rate on borrowings under this facility was approximately 3.3%.
Mortgage Financing Facility
     In February 2003, WESCO finalized a mortgage financing facility of $51 million, $42.3 million of which was outstanding as of December 31, 2008. Total borrowings under the mortgage financing facility are subject to a 22-year amortization schedule, with a balloon payment due at the end of the 10-year term. The interest rate on borrowings under this facility is fixed at 6.5%.
Revolving Credit Facility
     At December 31, 2008, the aggregate borrowing capacity under the revolving credit facility was $375 million. The revolving credit facility consists of two separate sub-facilities: (i) a U.S. sub-facility and (ii) a Canadian sub-facility and includes a letter of credit sub-limit of up to $55 million. The facility matures on November 1, 2013 and is collateralized by the inventory of WESCO Distribution and the inventory and accounts receivable of WESCO Distribution Canada, L.P. WESCO Distribution’s obligations under the revolving credit facility have been guaranteed by WESCO International and by certain of WESCO Distribution’s subsidiaries.

     Availability under the facility is limited to the amount of eligible U.S. and Canadian inventory and Canadian receivables applied against certain advance rates. Depending upon the amount of excess availability under the facility, interest is calculated at LIBOR plus a margin that ranges between 1.0% and 1.75% or at the Index Rate (prime rate published by the Wall Street Journal) plus a margin that ranges between (0.25%) and 0.50%. As long as the average daily excess availability for both the preceding and projected succeeding 90-day period is greater than $50 million, WESCO would be permitted to make acquisitions and repurchase outstanding public stock and bonds.
     The above permitted transactions would also be allowed if such excess availability is between $25 million and $50 million and WESCO’s fixed charge coverage ratio, as defined by the revolving credit agreement, is at least 1.25 to 1.0 after taking into consideration the permitted transaction. Additionally, if excess availability under the revolving credit facility is less than $60 million, then WESCO must maintain a fixed charge coverage ratio of 1.1 to 1.0. At December 31, 2008, the interest rate was approximately 1.7%. WESCO was in compliance with all covenants and restrictions as of December 31, 2008.
     During 2008, WESCO borrowed $898.9 million in the aggregate under the Revolving Credit Facility and made repayments in the aggregate amount of $888.7 million. During 2007, aggregate borrowings and repayments were $891.4 million and $801.1 million, respectively. At December 31, 2008, WESCO had an outstanding balance under the facility of $197.5 million. WESCO had $119.4 million available under the facility at December 31, 2008, after giving effect to an outstanding letter of credit, as compared to approximately $146.2 million at December 31, 2007.
7.50% Senior Subordinated Notes due 2017
     At December 31, 2008, $150 million in aggregate principal amount of the 7.50% Senior Subordinated Notes due 2017 (the “2017 Notes”) was outstanding. The 2017 Notes were issued by WESCO Distribution in an indenture dated as of September 27, 2005 with The Bank of New York, as successor to J.P. Morgan Trust Company, National Association, as trustee, and are unconditionally guaranteed on an unsecured basis by WESCO International, Inc. The 2017 Notes accrue interest at the rate of 7.50% per annum and are payable in cash semi-annually in arrears on each April 15 and October 15.
     At any time on or after October 15, 2010, WESCO Distribution may redeem all or a part of the 2017 Notes. Between October 15, 2010 and October 14, 2011, WESCO Distribution may redeem all or a part of the 2017 Notes at a redemption price equal to 103.75% of the principal amount. Between October 15, 2011 and October 14, 2012, WESCO Distribution may redeem all or a part of the 2017 Notes at a redemption price equal to 102.50% of the principal amount. On and after October 15, 2013, WESCO Distribution may redeem all or a part of the 2017 Notes at a redemption price equal to 100% of the principal amount.
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
2.625% Convertible Senior Debentures due 2025
     At December 31, 2008, $150 million in aggregate principal amount of 2.625% Convertible Senior Debentures due 2025 (the “2025 Debentures”) was outstanding. The 2025 Debentures were issued by WESCO International under an indenture dated as of September 27, 2005 with The Bank of New York, as successor to J.P. Morgan Trust Company, National Association, as Trustee, and are unconditionally guaranteed on an unsecured senior subordinated basis by WESCO Distribution. The 2025 Debentures accrue interest at the rate of 2.625% per annum and are payable in cash semi-annually in arrears on each April 15 and October 15. Beginning with the six-month interest period commencing October 15, 2010, WESCO will also pay contingent interest in cash during any six-month interest period in which the trading price of the 2025 Debentures for each of the five trading days ending on the second trading day immediately preceding the first day of the applicable six-month interest period equals or exceeds 120% of the principal amount of the 2025 Debentures. During any interest period when contingent interest shall be payable, the contingent interest payable per $1,000 principal amount of 2025 Debentures will equal 0.25% of the average trading price of $1,000 principal amount of the 2025 Debentures during the five trading days immediately preceding the first day of the applicable six-month interest period. As defined in SFAS No. 133, Accounting for Derivative Instruments and Hedge Activities, the contingent interest feature of the 2025 Debentures is an embedded derivate that is not considered clearly and closely related to the host contract. The contingent interest component had no significant value at December 31, 2008 or 2007.
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

1.75% Convertible Senior Debentures due 2026
     At December 31, 2008, $300 million in aggregate principal amount of 1.75% Convertible Senior Debentures due 2026 (the “2026 Debentures”) was outstanding. The 2026 Debentures were issued by WESCO International under an indenture dated as of November 2, 2006 with The Bank of New York, as Trustee, and are unconditionally guaranteed on an unsecured senior subordinated basis by WESCO Distribution. The 2026 Debentures accrue interest at the rate of 1.75% per annum and are payable in cash semi-annually in arrears on each May 15 and November 15. Beginning with the six-month interest period commencing November 15, 2011, WESCO will also pay contingent interest in cash during any six-month interest period in which the trading price of the 2026 Debentures for each of the five trading days ending on the second trading day immediately preceding the first day of the applicable six-month interest period equals or exceeds 120% of the principal amount of the 2026 Debentures. During any interest period when contingent interest shall be payable, the contingent interest payable per $1,000 principal amount of 2026 Debentures will equal 0.25% of the average trading price of $1,000 principal amount of the 2026 Debentures during the five trading days immediately preceding the first day of the applicable six-month interest period. As defined in SFAS No. 133, Accounting for Derivative Instruments and Hedge Activities, the contingent interest feature of the 2026 Debentures is an embedded derivate that is not considered clearly and closely related to the host contract. The contingent interest component had no significant value at December 31, 2008 or 2007.
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
Covenant Compliance
     WESCO was in compliance with all relevant covenants contained in its debt agreements as of December 31, 2008.
     The following table sets forth the aggregate principal repayment requirements for all long-term debt (in thousands):

2010	$3,434
2011	2,939
2012	2,075
2013	233,430
Thereafter	600,050

$841,928

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

7. CAPITAL STOCK
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
     Under the terms of the Revolving Credit Facility, WESCO International is restricted from declaring or paying dividends and as such, at December 31, 2008 and 2007, no dividends had been declared, and therefore no retained earnings were reserved for dividend payments.
8. SHARE REPURCHASE PLAN
     On September 28, 2007, WESCO announced that its Board of Directors authorized a new stock repurchase program in the amount of up to $400 million with an expiration date of September 30, 2009. The shares may be repurchased from time to time in the open market or through privately negotiated transactions. The stock repurchase program may be implemented or discontinued at any time by WESCO. During the twelve month period ended December 31, 2008, WESCO repurchased approximately 1.9 million shares for $74.8 million.
     In addition, during 2008, WESCO purchased approximately 0.1 million shares from employees for $4.0 million in connection with the settlement of tax withholding obligations arising from the exercise of common stock units and stock-settled stock appreciation rights.
9. EQUITY INVESTMENT
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

10. INCOME TAXES
     The following table sets forth the components of the provision for income taxes:

	Year Ended December 31
	2008	2007	2006
	(In thousands)
Current taxes:
Federal(1)	$70,701	$66,986	$63,859
State	13,544	25,438	11,581
Foreign	6,235	(13,174)	6,552

Total current.	90,480	79,250	81,992
Deferred taxes:
Federal	11,010	19,815	16,938
State	2,243	(9,859)	2,101
Foreign	(11,481)	1,191	(785)

Total deferred	1,772	11,147	18,254

	$92,252	$90,397	$100,246

(1)	Tax benefits related to stock options and other equity instruments recorded directly to additional paid in capital totaled $10.2 million, $18.4 million and $35.0 million in 2008, 2007 and 2006, respectively.
     The following table sets forth the components of income before income taxes by jurisdiction:

	Year Ended December 31
	2008	2007	2006
	(In thousands)
United States	$337,564	$357,426	$270,081
Foreign	(32,621)	(26,398)	47,485

	$304,943	$331,028	$317,566

     The following table sets forth the reconciliation between the federal statutory income tax rate and the effective rate:

	Year Ended December 31
	2008	2007	2006

Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal tax benefit	3.4	3.3	2.8
Nondeductible expenses	0.7	0.5	0.4
Domestic tax benefit from foreign operations	(1.0)	(2.0)	(3.2)
Foreign tax rate differences(1)	(6.7)	(7.0)	(3.3)
Federal tax credits	(0.1)	(0.1)	—
Domestic production activity deduction	(0.3)	(0.2)	(0.1)
Adjustment related to uncertain tax positions	(0.8)	0.6	—
Adjustment related to foreign currency exchange gains(2)	—	(0.6)	—
Change in valuation allowance(3)	—	(2.6)	—
Other	0.1	0.4	—

	30.3%	27.3%	31.6%

(1)	Includes a tax benefit of $20.1 million, $21.2 million and $10.0 million in 2008, 2007 and 2006 respectively from the recapitalization of WESCO’s Canadian operations and in 2008 the effect of differences between the recorded provision and the final filed tax return for prior year.

(2)	Includes a benefit of $1.8 million in 2007 from foreign exchange gains related to the recapitalization of Canadian operations.

(3)	WESCO recorded an $8.5 million reversal of valuation allowances against deferred tax assets for state net operating loss carryforwards. The reversal was recorded as a discrete tax benefit in the third quarter of 2007.
     As of December 31, 2008 and 2007, WESCO had state tax benefits derived from net operating loss carryforwards of approximately $8.9 million ($5.8 million, net of federal income tax) and $11.8 million ($7.7 million, net of federal income tax), respectively. In addition, WESCO had tax benefits from net operating losses resulting from the recapitalization of our Canadian operations of $17.0 million. The amounts will begin expiring in 2009 and 2027, respectively. Utilization of WESCO’s state net operating loss carryforwards is subject to annual limitations imposed by state statute. Such annual limitations could result in the expiration of the net operating loss and tax credit carryforwards before utilization. Management anticipates utilizing the net operating losses prior to the expiration of statues of limitations; accordingly, WESCO has not recorded a valuation allowance.
     As of December 31, 2008, WESCO had approximately $115.4 million of undistributed earnings related to its foreign subsidiaries. Management believes that these earnings will be indefinitely reinvested in foreign jurisdiction; accordingly, WESCO has not provided for U.S. federal income taxes related to these earnings.

     The following table sets forth deferred tax assets and liabilities:

	December 31
	2008		2007
	(In thousands)
	Assets	Liabilities	Assets	Liabilities
Accounts receivable	$5,125	$—	$6,419	$—
Inventory	—	4,287	—	3,880
Depreciation	—	4,266	—	7,006
Amortization of intangible assets	—	117,079	—	120,105
Convertible debt interest	—	26,152	—	15,751
Employee benefits	19,021	—	14,127	—
Tax loss carryforwards	22,810	—	7,723	—
Other	7,175	4,655	6,702	2,288

Total deferred taxes	$54,131	$156,439	$34,971	$149,030

     In accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), WESCO analyses its filing positions for all open tax years in all jurisdictions. The Company is currently under examination in several tax jurisdictions, both within the United States and outside the United States, and remains subject to examination until the statute of limitations expires for the respective tax jurisdictions. The following summary sets forth the tax years that remain open in the company’s major tax jurisdictions:

United States — Federal	2000 and forward
United States — States	2004 and forward
Canada	1996 and forward
     The following table sets forth the reconciliation of gross unrecognized tax benefits:

	December 31,	December 31,
	2008	2007
	(In thousands)
Beginning balance January 1	$10,015	$8,418
Additions based on tax positions related to the current year	1,677	1,941
Additions for tax positions of prior years	—	1,117
Reductions for tax positions of prior years	(2,477)	(226)
Settlements	(427)	(652)
Lapse in statute of limitations	(1,337)	(583)

Ending balance December 31	$7,451	$10,015

     The total amount of unrecognized tax benefits were $7.5 million and $10.0 million as of December 31, 2008 and December 31, 2007, respectively. If these tax benefits were recognized in the consolidated financial statements, the portion of these amounts that would reduce the Company’s effective tax rate would be $6.3 million and $8.1 million, respectively. During the fourth quarter of 2008, WESCO reduced its unrecognized tax benefits by $4.2 million, of which $1.1 million was related to interest, due to the settlement of Internal Revenue Service tax examination issues, the expiration of statutes of limitations, and reductions to prior year tax positions.
     During the next twelve months, it is reasonably possible that certain issues will be settled by the resolution of Internal Revenue Service tax examinations or the expiration of statutes of limitations. An estimate of the amount of change in unrecognized tax benefits cannot be made at this time as the outcome of the audits and the timing of the settlements are subject to significant uncertainty.
     WESCO records interest related to uncertain tax positions as a part of interest expense in the consolidated statement of income. Any penalties are recognized as part of income tax expense. As of December 31, 2008 and December 31, 2007, WESCO had an accrued liability of $3.5 million and $4.4 million, respectively, for interest related to uncertain tax positions. As of December 31, 2008 and 2007, WESCO had a liability for tax penalties of $0.5 million.

11. EARNINGS PER SHARE
     Basic earnings per share are computed by dividing net income by the weighted average common shares outstanding during the periods. Diluted earnings per share are computed by dividing net income by the weighted average common shares and common share equivalents outstanding during the periods. The dilutive effect of common share equivalents is considered in the diluted earnings per share computation using the treasury stock method, which includes consideration of stock-based compensation required by SFAS 123R and SFAS No. 128, Earnings Per Share.
     The following table sets forth the details of basic and diluted earnings per share:

	Year Ended December 31
	2008	2007	2006
	(Dollars in thousands, except share data)
Net income	$212,691	$240,631	$217,320
Weighted average common shares outstanding used in computing basic earnings per share	42,357,748	45,699,537	48,724,343

Common shares issuable upon exercise of dilutive stock options	947,977	1,691,102	2,569,798
Common shares issuable from contingently convertible debentures (see below for basis of calculation)	—	859,690	1,169,553

Weighted average common shares outstanding and common share equivalents used in computing diluted earnings per share	43,305,725	48,250,329	52,463,694

Earnings per share
Basic	$5.02	$5.27	$4.46
Diluted	$4.91	$4.99	$4.14
     As of December 31, 2008, 2007 and 2006, the computation of diluted earnings per share excluded stock-settled stock appreciation rights (“SARs”) of approximately 2.0 million, 1.1 million and 0.5 million at a weighted average exercise prices of $52.30 per share, $63.82 per share and $68.88 per share, respectively. These amounts were excluded because their effect would have been antidilutive.
     Under EITF Issue No. 04-8 The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share, and EITF Issue No. 90-19 Convertible Bonds with Issuer Option to Settle for Cash upon Conversion , and because of WESCO’s obligation to settle the par value of the 2025 Debentures and 2026 Debentures (collectively, the “Debentures”) in cash, WESCO is not required to include any shares underlying the Debentures in its diluted weighted average shares outstanding until the average stock price per share for the period exceeds the conversion price of the respective Debentures. At such time, only the number of shares that would be issuable (under the “treasury” method of accounting for share dilution) will be included, which is based upon the amount by which the average stock price exceeds the conversion price. The conversion prices of the 2026 Debentures and 2025 Debentures are $88.15 and $41.86, respectively. Share dilution is limited to a maximum of 3,403,110 shares for the 2026 Debentures and 3,583,080 shares for the 2025 Debentures. Since the average stock price for twelve-month period ending December 31, 2008 was less than the conversion prices, there was no impact of the Debentures on diluted earnings per share. For the periods ended December 31, 2007 and 2006, the effect of the 2025 Debentures on diluted earnings per share was a decrease of $0.09 and $0.10, respectively.
12. EMPLOYEE BENEFIT PLANS
     A majority of WESCO’s employees are covered by defined contribution retirement savings plans for their service rendered subsequent to WESCO’s formation. WESCO also offers a deferred compensation plan for select individuals. For U.S. participants, WESCO will make contributions in an amount equal to 50% of the participant’s total monthly contributions up to a maximum of 6% of eligible compensation. For Canadian participants, WESCO will make contributions in an amount ranging from 1% to 7% of the participant’s eligible compensation based on years of continuous service. In addition, employer contributions may be made at the discretion of the Board of Directors. Discretionary employer contributions charges of $9.5 million, $7.3 million and $12.8 million were incurred in 2008, 2007 and 2006, respectively. For the years ended December 31, 2008, 2007 and 2006, WESCO incurred charges of $14.6 million, $17.8 million and $21.5 million, respectively, for all such plans. Contributions are made in cash to employee retirement savings plan accounts. Employees then have the option to transfer balances allocated to their accounts into any of the available investment options, including WESCO common stock.

13. STOCK-BASED COMPENSATION
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
     An initial reserve of 6,936,000 shares of common stock has been authorized for issuance under the LTIP. This reserve automatically increases by (i) the number of shares of common stock covered by unexercised options granted under prior plans that are canceled or terminated after the effective date of the LTIP, and (ii) the number of shares of common stock surrendered by employees to pay the exercise price and/or minimum withholding taxes in connection with the exercise of stock options granted under our prior plans. As of December 31, 2008, 3.1 million shares of common stock were reserved under the LTIP for future equity award grants.
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
     As of December 31, 2008, there was $18.6 million of total unrecognized compensation expense related to non-vested stock-based compensation arrangements for all awards previously made of which approximately $10.5 million is expected to be recognized in 2009, $6.1 million in 2010 and $2.0 million in 2011.
     The total intrinsic value of awards exercised during the years ended December 31, 2008 and 2007 was $28.7 million and $50.8 million, respectively. The total amount of cash received from the exercise of options was $10.7 million and $6.0 million, respectively. The tax benefit associated with the exercise of stock options and SARs totaled $10.2 million and $18.4 million in 2008 and 2007, respectively. WESCO uses the direct only method and tax law ordering approach to calculate the tax effects of stock-based compensation. The tax benefit was recorded as a credit to additional paid-in capital.
     The following table sets forth a summary of both stock options and stock appreciation rights and related information for the years indicated:

	2008		2007			2006
		Weighted	Aggregate		Weighted		Weighted
		Average	Intrinsic		Average		Average
		Exercise	Value		Exercise		Exercise
	Awards	Price	(In thousands)	Awards	Price	Awards	Price
Beginning of year	4,213,863	$28.85		4,578,822	$20.78	6,303,936	$14.02
Granted	931,344	39.78		628,237	59.67	467,132	68.84
Exercised	(1,149,240)	10.16		(935,156)	10.10	(2,125,913)	11.25
Cancelled	(62,932)	58.15		(58,040)	27.38	(66,333)

End of year	3,933,035	36.44	$7,760	4,213,863	28.85	4,578,822	20.78

Exercisable at end of year	2,465,137	$29.57	$7,739	2,133,280	$20.79	2,332,360	$11.84
     The following table sets forth exercise prices for equity awards outstanding as of December 31, 2008:

			Weighted
			Average
			Remaining
	Awards	Awards	Contractual
Range of exercise price	Outstanding	Exercisable	Life
$ 0.00 - $10.00	570,004	570,004	3.3
$10.00 - $20.00	233,587	225,000	5.5
$20.00 - $30.00	500,686	497,686	5.3
$30.00 - $40.00	718,520	674,275	6.3
$40.00 - $50.00	912,346	22,666	9.4
$50.00 - $60.00	2,540	1,693	7.2
$60.00 - $70.00	995,352	473,813	7.9

	3,933,035	2,465,137	6.8

14. COMMITMENTS AND CONTINGENCIES
     Future minimum rental payments required under operating leases, primarily for real property that have noncancelable lease terms in excess of one year as of December 31, 2008, are as follows:

(In thousands)
2009	$36,348
2010	29,467
2011	19,143
2012	13,452
2013	6,624
Thereafter	13,817
     Rental expense for the years ended December 31, 2008, 2007 and 2006 was $48.7 million, $47.3 million and $38.7 million, respectively.
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
15. SEGMENTS AND RELATED INFORMATION
     WESCO provides distribution of product and services through its nine operating segments which have been aggregated as one reportable segment. The sale of electrical products and maintenance repair and operating supplies represents more than 90% of the consolidated net sales, income from operations and assets for 2008, 2007 and 2006. WESCO has over 250,000 unique product stock keeping units and markets more than 1,000,000 products for customers. It is impractical to disclose net sales by product, major product group or service group. There were no material amounts of sales or transfers among geographic areas and no material amounts of export sales.
     The following table sets forth information about WESCO by geographic area:

	Net Sales			Long-Lived Assets
	Year Ended December 31,			December 31,
(In thousands)	2008	2007	2006	2008	2007	2006
United States	$5,305,744	$5,229,147	$4,606,783	$121,301	$107,711	$113,312
Foreign Operations
Canada	673,284	633,406	599,244	10,692	13,122	13,177
Other foreign	131,812	140,899	114,576	892	406	703

Subtotal Foreign Operations	805,096	774,305	713,820	11,584	13,528	13,880

Total U.S. and Foreign	$6,110,840	$6,003,452	$5,320,603	$132,885	$121,239	$127,192

16. OTHER FINANCIAL INFORMATION
     WESCO Distribution has outstanding $150 million in aggregate principal amount of 2017 Notes, and WESCO International has outstanding $150 million in aggregate principal amount of 2025 Debentures and $300 million in aggregate principal amount of 2026 Debentures. The 2017 Notes are fully and unconditionally guaranteed by WESCO International on a subordinated basis to all existing and future senior indebtedness of WESCO International. The 2025 Debentures and 2026 Debentures are fully and unconditionally guaranteed by WESCO Distribution on a senior subordinated basis to all existing and future senior indebtedness of WESCO Distribution.
     Condensed consolidating financial information for WESCO International, WESCO Distribution, Inc. and the non-guarantor subsidiaries is as follows:

CONDENSED CONSOLIDATING BALANCE SHEETS

	December 31, 2008
	(In thousands)
				Consolidating
	WESCO	WESCO	Non-Guarantor	and Eliminating
	International, Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Cash and cash equivalents	$—	$18,453	$67,885	$—	$86,338
Trade accounts receivable	—	—	791,356	—	791,356
Inventories	—	421,178	184,500	—	605,678
Other current assets	(12,100)	44,469	41,922	—	74,291

Total current assets	(12,100)	484,100	1,085,663	—	1,557,663
Intercompany receivables, net	—	(1,388,994)	1,862,220	(473,226)	—
Property, buildings and equipment, net	—	46,389	72,834	—	119,223
Intangible assets, net	—	9,549	79,140	—	88,689
Goodwill and other intangibles, net	—	395,546	467,232	—	862,778
Investments in affiliates and other noncurrent assets	1,667,322	3,074,554	19,133	(4,668,385)	92,624

Total assets	$1,655,222	$2,621,144	$3,586,222	$(5,141,611)	$2,720,977

Accounts payable	—	445,346	126,486	—	571,832
Short-term debt	—	—	295,000	—	295,000
Other current liabilities	—	69,076	70,101	—	139,177

Total current liabilities	—	514,422	491,587	—	1,006,009
Intercompany payables, net	473,226	—	—	(473,226)	—
Long-term debt	450,000	350,601	41,327	—	841,928
Other noncurrent liabilities	—	95,145	45,899	—	141,044
Stockholders’ equity	731,996	1,660,976	3,007,409	(4,668,385)	731,996

Total liabilities and stockholders’ equity	$1,655,222	$2,621,144	$3,586,222	$(5,141,611)	$2,720,977

	December 31, 2007
	(In thousands)
				Consolidating
	WESCO	WESCO	Non-Guarantor	and Eliminating
	International, Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Cash and cash equivalents	$(7)	$32,140	$40,164	$—	$72,297
Trade accounts receivable	—	—	844,514	—	844,514
Inventories	—	433,641	232,386	—	666,027
Other current assets	(16)	35,956	61,721	—	97,661

Total current assets	(23)	501,737	1,178,785	—	1,680,499
Intercompany receivables, net	—	(1,352,902)	1,806,458	(453,556)	—
Property, buildings and equipment, net	—	33,642	70,477	—	104,119
Intangible assets, net	—	10,368	123,423	—	133,791
Goodwill and other intangibles, net	—	393,263	531,095	—	924,358
Investments in affiliates and other noncurrent assets	1,512,055	2,912,423	2, 822	(4,410,180)	17,120

Total assets	$1,512,032	$2,498,531	$3,713,060	$(4,863,736)	$2,859,887

Accounts payable	—	467,859	158,434	—	626,293
Short-term debt	—	22,300	480,000	—	502,300
Other current liabilities	—	96,180	67,152	—	163,332

Total current liabilities	—	586,339	705,586	—	1,291,925
Intercompany payables, net	453,556	—	—	(453,556)	—
Long-term debt	450,000	318,608	42,703	—	811,311
Other noncurrent liabilities	—	90,468	57,707	—	148,175
Stockholders’ equity	608,476	1,503,116	2,907,064	(4,410,180)	608,476

Total liabilities and stockholders’ equity	$1,512,032	$2,498,531	$3,713,060	$(4,863,736)	$2,859,887

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Year Ended December 31, 2008
	(In thousands)
	WESCO			Consolidating
	International,	WESCO	Non-Guarantor	and Eliminating
	Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Net sales	$—	$4,376,325	$1,734,515	$—	$6,110,840
Cost of goods sold, excluding depreciation and amortization	—	3,556,737	1,347,427	—	4,904,164
Selling, general and administrative expenses	7	643,173	191,098	—	834,278
Depreciation and amortization	—	14,164	12,567	—	26,731
Results of affiliates’ operations	202,029	100,346	—	(302,375)	—
Interest (income) expense, net	(22,753)	23,210	49,619	—	50,076
Other (income) expense	—	(9,352)	—	—	(9,352)
Provision for income taxes	12,084	46,709	33,459	—	92,252

Net income (loss)	$212,691	$202,030	$100,345	$(302,375)	$212,691

	Year Ended December 31, 2007
	(In thousands)
	WESCO			Consolidating
	International,	WESCO	Non-Guarantor	and Eliminating
	Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Net sales	$—	$4,161,129	$1,842,323	$—	$6,003,452
Cost of goods sold, excluding depreciation and amortization	—	3,371,101	1,410,235	—	4,781,336
Selling, general and administrative expenses	11	646,309	144,813	—	791,133
Depreciation and amortization	—	17,223	19,536	—	36,759
Results of affiliates’ operations	221,160	211,698	—	(432,858)	—
Interest (income) expense, net	(36,311)	44,384	55,123	—	63,196
Other (income) expense	—	—	—	—	—
Provision for income taxes	16,829	72,650	918	—	90,397

Net income (loss)	$240,631	$221,160	$211,698	$(432,858)	$240,631

	Year Ended December 31, 2006
	(In thousands)
	WESCO			Consolidating
	International,	WESCO	Non-Guarantor	and Eliminating
	Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Net sales	$—	$4,096,952	$1,223,651	$—	$5,320,603
Cost of goods sold, excluding depreciation and amortization	—	3,306,356	927,723	—	4,234,079
Selling, general and administrative expenses	26	536,535	156,320	—	692,881
Depreciation and amortization	—	14,597	14,063	—	28,660
Results of affiliates’ operations	194,374	102,051	—	(296,425)	—
Interest (income) expense, net	(38,552)	34,775	28,399	—	24,622
Other expense (income)	—	53,390	(30,595)	—	22,795
Provision for income taxes	15,580	58,976	25,690	—	100,246

Net income (loss)	$217,320	$194,374	$102,051	$(296,425)	$217,320

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2008
	(In thousands)
				Consolidating
	WESCO	WESCO	Non-Guarantor	and Eliminating
	International, Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Net cash provided by operating activities	$38,274	$193,118	$48,469	$—	$279,861
Investing activities:
Capital expenditures	—	(33,590)	(1,694)	—	(35,284)
Acquisitions	—	(12,080)	—	—	(12,080)
Sale of subsidiary	—	60,000	—	—	60,000
Other	—	3,794	—	—	3,794

Net cash provided (used) by investing activities	—	18,124	(1,694)	—	16,430

Financing activities:
Net borrowings (repayments)	19,670	(194,466)	(1,367)	—	(176,163)
Equity transactions	(57,937)	—		—	(57,937)
Other	—	(30,463)	(426)	—	(30,889)

Net cash used by financing activities	(38,267)	(224,929)	(1,793)	—	(264,989)

Effect of exchange rate changes on cash and cash equivalents	—	—	(17,261)	—	(17,261)

Net change in cash and cash equivalents	7	(13,687)	27,721	—	14,041
Cash and cash equivalents at beginning of period	(7)	32,140	40,164	—	72,297

Cash and cash equivalents at end of period	$—	$18,453	$67,885	$—	$86,338

	Year Ended December 31, 2007
	(In thousands)
				Consolidating
	WESCO	WESCO	Non-Guarantor	and Eliminating
	International, Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Net cash provided by operating activities	$36,094	$226,157	$27	$—	$262,278
Investing activities:
Capital expenditures	—	(14,547)	(1,571)	—	(16,118)
Acquisitions	—	(32,398)	—	—	(32,398)
Other	—	487	—	—	487

Net cash used by investing activities	—	(46,458)	(1,571)	—	(48,029)

Financing activities:
Net borrowings (repayments)	380,808	(204,337)	(1,288)	—	175,183
Equity transactions	(416,442)	—	—	—	(416,442)
Other	(465)	29,156	(38)	—	28,653

Net cash used by financing activities	(36,099)	(175,181)	(1,326)	—	(212,606)

Effect of exchange rate changes on cash and cash equivalents	—	—	(2,741)	—	(2,741)

Net change in cash and cash equivalents	(5)	4,518	(5,611)	—	(1,098)
Cash and cash equivalents at beginning of period	(2)	27,622	45,775	—	73,395

Cash and cash equivalents at end of period	$(7)	$32,140	$40,164	$—	$72,297

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (continued)

	Year Ended December 31, 2006
	(In thousands)
				Consolidating
			Non-	and
	WESCO	WESCO	Guarantor	Eliminating
	International, Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Net cash (used) provided by operating activities	$(61,824)	$221,154	$47,753	$—	$207,083
Investing activities:
Capital expenditures	—	(16,730)	(1,629)	—	(540,447)
Acquisitions	—	(540,447)	—	—	(32,398)
Other	—	(1,745)	2,592	—	847

Net cash (used) provided by investing activities	—	(558,922)	963	—	(557,959)
Financing activities:
Net borrowings (repayments)	328,209	48,551	(6,977)	—	369,783
Equity transactions	(258,172)	300,000	—	—	41,828
Other	(8,215)	(1,249)	—	—	(9,464)

Net cash provided (used) by financing activities	61,822	347,302	(6,977)	—	402,147

Effect of exchange rate changes on cash and cash equivalents	—	—	(1)	—	(1)

Net change in cash and cash equivalents	(2)	9,534	41,738	—	51,270
Cash and cash equivalents at beginning of period	—	18,088	4,037	—	22,125

Cash and cash equivalents at end of period	$(2)	$27,622	$45,775	$—	$73,395

17. SELECTED QUARTERLY FINANCIAL DATA (unaudited)
     The following table sets forth selected quarterly financial data for the years ended December 31, 2008 and 2007:

	First	Second		Third		Fourth
	Quarter	Quarter		Quarter		Quarter

2008
Net sales	$1,465,206	$1,587,753		$1,628,087		$1,429,794
Cost of goods sold	1,169,561	1,277,423		1,311,731		1,145,449
Income from operations	77,073	96,836		98,551		73,207
Income before income taxes	65,254	86,936		88,698		64,055
Net income	44,830	60,127		65,868		41,866
Basic earnings per share (C)	1.05	1.41		1.56		1.00
Diluted earnings per share (D)	1.02	1.38		1.53		0.99
Net cash provided by operating activities	91,961	48,793	(A)	86,173	(A)	52,934
Net cash provided (used) by investing activities	48,598	(7,643	) (A)	(7,397	) (A)	(17,128)
Net cash used by financing activities	(116,126)	(21,299)		(88,575)		(38,989)

2007
Net sales	$1,450,556	$1,518,108		$1,545,607		$1,489,181
Cost of goods sold	1,151,533	1,210,022		1,232,520		1,187,261
Income from operations	82,535	103,605		109,296		98,788
Income before income taxes	70,315	86,820		91,727		82,166
Net income	48,158	59,667		71,774	(B)	61,032
Basic earnings per share (C)	0.98	1.30		1.62		1.39
Diluted earnings per share (D)	0.93	1.22		1.54		1.34
Net cash provided by operating activities	75,801	52,471		78,937		55,069
Net cash used by investing activities	(6,401)	(8,288)		(3,888)		(29,452)
Net cash used by financing activities	(87,256)	(36,233)		(71,049)		(18,068)

(A)	Net cash provided by operating activities and net cash used by investing activities were revised for the second and third quarters of 2008 to correct the classification of equity distributions of $2.8 million and $3.1 million, respectively. The revised amounts reflect the distributions as cash provided by operating activities.

(B)	Pursuant to SFAS 109, Accounting for Income Taxes, an $8.5 million valuation allowance reversal was recorded against deferred tax assets for net operating loss carryforwards. The reversal was recorded as a discrete tax benefit in the third quarter of 2007.

(C)	Earnings per share (EPS) in each quarter is computed using the weighted average number of shares outstanding during that quarter while EPS for the full year is computed by taking the average of the weighted average number of shares outstanding each quarter. Thus, the sum of the four quarters’ EPS may not equal the full-year EPS.

(D)	Diluted earnings per share (DEPS) in each quarter is computed using the weighted average number of shares outstanding during that quarter while DEPS for the full year is computed by taking the average of the weighted average number of shares outstanding each quarter. Thus, the sum of the four quarters’ DEPS may not equal the full-year DEPS.

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
Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework , our management concluded that our internal control over financial reporting was effective as of December 31, 2008.
     The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
Changes in Internal Control Over Financial Reporting
     During the last fiscal quarter of 2008, there were no changes in the Company’s internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
     The information set forth under the captions “Board of Directors” and “Executive Officers” in our definitive Proxy Statement for our 2009 Annual Meeting of Stockholders is incorporated herein by reference.
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
     We also have adopted a Senior Financial Executive Code of Principles for Senior Executives (“Senior Financial Executive Code”) that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing these functions. The Senior Financial Executive Code is also available at that same location on our website. We intend to timely disclose any amendment or waiver of the Senior Financial Executive Code on our website and will retain such information on our website as required by applicable SEC rules.
     A copy of the Code of Conduct and/or Senior Financial Executive Code may also be obtained upon request by any stockholder, without charge, by writing to us at WESCO International, Inc., 225 West Station Square Drive, Suite 700, Pittsburgh, Pennsylvania 15219, Attention: Corporate Secretary.
     The information required by Item 10 that relates to our Directors and executive officers is incorporated by reference from the information appearing under the captions “Corporate Governance”, “Board and Committee Meetings” and “Security Ownership” in our definitive Proxy Statement that is to be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year on December 31, 2008.
     Information included on our website is not a part of this Annual Report on Form 10-K.
Item 11. Executive Compensation.
     The information set forth under the captions “Compensation Discussion and Analysis” and “Director Compensation” in our definitive Proxy Statement for our 2009 Annual Meeting of Stockholders is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     The information set forth under the caption “Security Ownership” in our definitive Proxy Statement for our 2009 Annual Meeting of Stockholders is incorporated herein by reference.
     The following table provides information as of December 31, 2008 with respect to the shares of our common stock that may be issued under our existing equity compensation plans:

Number of securities
	Number of securities to be	Weighted average	remaining available for
	issued upon exercise of	exercise price of	future issuance under
	outstanding options,	outstanding options,	equity compensation
Plan Category	warrants and rights	warrants and rights	plans

Equity compensation plans approved by security holders	3,933,035	$36.44	3,092,278

Equity compensation plans not approved by security holders	—	—	—

Total	3,933,035	$36.44	3,092,278

Item 13. Certain Relationships and Related Transactions, and Director Independence.
     The information set forth under the captions “Transactions with Related Persons” and “Corporate Governance” in our definitive Proxy Statement for our 2009 Annual Meeting of Stockholders is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
     The information set forth under the caption “Independent Registered Public Accounting Firm Fees and Services” in our definitive Proxy Statement for our 2009 Annual Meeting of Stockholders is incorporated herein by reference.

     PART IV
Item 15. Exhibits and Financial Statement Schedule.
The financial statements, financial statement schedule and exhibits listed below are filed as part of this annual report:
(a)	(1) Financial Statements

The list of financial statements required by this item is set forth in Item 8, “Financial Statements and Supplementary Data,” and is incorporated herein by reference.

(2)	Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts

(b)	Exhibits

Exhibit No.	Description of Exhibit	Prior Filing or Sequential Page Number

2.1	Recapitalization Agreement, dated as of March 27, 1998, among Thor Acquisitions L.L.C., WESCO International, Inc. (formerly known as CDW Holding Corporation) and certain security holders of WESCO International, Inc.	Incorporated by reference to Exhibit 2.1 to WESCO’s Registration Statement on Form S-4 (No. 333-43225)

3.1	Restated Certificate of Incorporation of WESCO International, Inc.	Incorporated by reference to Exhibit 3.1 to WESCO’s Registration Statement on Form S-4 (No. 333-70404)

3.2	By-laws of WESCO International, Inc.	Incorporated by reference to Exhibit 3.2 to WESCO’s Registration Statement on Form S-4 (No. 333-70404)

4.1	Indenture, dated as of September 22, 2005, by and among WESCO International, Inc., WESCO Distribution, Inc. and J.P. Morgan Trust Company, National Association, as Trustee.	Incorporated by reference to Exhibit 4.1 to WESCO’s Current Report on Form 8-K, dated September 21, 2005

4.2	Form of 2.625% Convertible Senior Debenture due 2025 (included in Exhibit 4.1).	Incorporated by reference to Exhibit 4.3 to WESCO’s Current Report on Form 8-K, dated September 21, 2005

4.3	Indenture, dated as of September 22, 2005, by and among WESCO International, Inc., WESCO Distribution, Inc. and J.P. Morgan Trust Company, National Association, as Trustee.	Incorporated by reference to Exhibit 4.4 to WESCO’s Current Report on Form 8-K, dated September 21, 2005

4.4	Form of 7.50% Senior Subordinated Note due 2017, (included in Exhibit 4.3).	Incorporated by reference to Exhibit 4.6 to WESCO’s Current Report on Form 8-K, dated September 21, 2005

10.1	CDW Holding Corporation Stock Purchase Plan.	Incorporated by reference to Exhibit 10.1 to WESCO’s Registration Statement on Form S-4 (No. 333-43225)

10.2	Form of Stock Subscription Agreement.	Incorporated by reference to Exhibit 10.2 to WESCO’s Registration Statement on Form S-4 (No. 333-43225)

Exhibit No.	Description of Exhibit	Prior Filing or Sequential Page Number

10.3	CDW Holding Corporation Stock Option Plan.	Incorporated by reference to Exhibit 10.3 to WESCO’s Registration Statement on Form S-4 (No. 333-43225)

10.4	Amendment to CDW Holding Corporation Stock Option Plan	Incorporated by reference to Exhibit 10.1 to WESCO’s Current Report on Form 8-K, dated March 2, 2006

10.5	Form of Stock Option Agreement.	Incorporated by reference to Exhibit 10.4 to WESCO’s Registration Statement on Form S-4 (No. 333-43225)

10.6	Form of Amendment to Stock Option Agreement.	Incorporated by reference to Exhibit 10.2 to WESCO’s Current Report on Form 8-K, dated March 2, 2006

10.7	CDW Holding Corporation Stock Option Plan for Branch Employees.	Incorporated by reference to Exhibit 10.5 to WESCO’s Registration Statement on Form S-4 (No. 333-43225)

10.8	Amendment to CDW Holding Corporation Stock Option Plan for Branch Employees.	Incorporated by reference to Exhibit 10.3 to WESCO’s Current Report on Form 8-K, dated March 2, 2006

10.9	Form of Branch Stock Option Agreement.	Incorporated by reference to Exhibit 10.6 to WESCO’s Registration Statement on Form S-4 (No. 333-43225)

10.10	Form of Amendment to Branch Stock Option Agreement.	Incorporated by reference to Exhibit 10.4 to WESCO’s Current Report on Form 8-K, dated March 2, 2006

10.11	WESCO International, Inc. 1998 Stock Option Plan.	Incorporated by reference to Exhibit 10.1 to WESCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998

10.12	Amendment to WESCO International, Inc. 1998 Stock Option Plan.	Incorporated by reference to Exhibit 10.5 to WESCO’s Current Report on Form 8-K dated March 2, 2006

10.13	Form of Management Stock Option Agreement.	Incorporated by reference to Exhibit 10.2 to WESCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998

10.14	Form of Amendment to Management Stock Option Agreement.	Incorporated by reference to Exhibit 10.6 to WESCO’s Current Report on Form 8-K dated March 2, 2006

10.15	1999 Deferred Compensation Plan for Non-Employee Directors.	Incorporated by reference to Exhibit 10.22 to WESCO’s Annual Report on Form 10-K for the year ended December 31, 1998

10.16	1999 Long-Term Incentive Plan.	Incorporated by reference to Exhibit 10.22 to WESCO’s Registration Statement on Form S-1 (No. 333-73299)

Exhibit No.	Description of Exhibit	Prior Filing or Sequential Page Number

10.17	Office Lease Agreement, dated as of May 24, 1995, by and between Commerce Court Property Holding Trust, as Landlord, and WESCO Distribution, Inc., as Tenant, as amended by First Amendment to Lease, dated as of June 1995 and by Second Amendment to Lease, dated as of December 29, 1995.	Incorporated by reference to Exhibit 10.10 to WESCO’s Registration Statement on Form S-4 (No. 333-43225)

10.18	Lease, dated as of April 1, 1992, by and between The E.T. Hermann and Jane D. Hermann 1978 Living Trust and Westinghouse Electric Corporation, as renewed by the renewal letter, dated as of December 13, 1996, from WESCO Distribution, Inc., as successor in interest to Westinghouse Electric Corporation, to Utah State Retirement Fund, as successor in interest to The E.T. Hermann and Jane D. Hermann 1978 Living Trust.	Incorporated by reference to Exhibit 10.11 to WESCO’s Registration Statement on Form S-4 (No. 333-43225)

10.19	Third Amendment to Lease, dated as of December 22, 2004, by and between US Institutional Real Estate Equities, L.P., as successor in interest to Utah State Retirement Fund and The E.T. Hermann and Jane D. Hermann 1978 Living Trust, and WESCO Distribution, Inc., as successor in interest to Westinghouse Electric Corporation.	Incorporated by reference to Exhibit 10.19 to WESCO’s Annual Report on Form 10-K for the year ended December 31, 2005

10.20	Agreement of Lease, dated as of September 3, 1998, by and between Atlantic Construction, Inc., as landlord, and WESCO Distribution-Canada, Inc., as tenant, as renewed by the Renewal Agreement, dated April 14, 2004, by and between Atlantic Construction, Inc., as landlord, and WESCO Distribution-Canada, Inc., as tenant.	Incorporated by reference to Exhibit 10.20 to WESCO’s Annual Report on Form 10-K for the year ended December 31, 2005

10.21	Lease dated December 13, 2002 between WESCO Distribution, Inc. and WESCO Real Estate IV, LLC.	Incorporated by reference to Exhibit 10.27 to WESCO’s Annual Report on Form 10-K for the year ended December 31, 2002

10.22	Lease Guaranty dated December 13, 2002 by WESCO International, Inc. in favor of WESCO Real Estate IV, LLC.	Incorporated by reference to Exhibit 10.28 to WESCO’s Annual Report on Form 10-K for the year ended December 31, 2002

10.23	Amended and Restated Registration and Participation Agreement, dated as of June 5, 1998, among WESCO International, Inc. and certain security holders of WESCO International, Inc. named therein.	Incorporated by reference to Exhibit 10.19 to WESCO’s Registration Statement on Form S-4 (No. 333-43225)

10.24	Employment Agreement, dated as of June 5, 1998, between WESCO Distribution, Inc. and Roy W. Haley.	Incorporated by reference to Exhibit 10.20 to WESCO’s Registration Statement on Form S-4 (No. 333-43225)

10.25	Employment Agreement, dated as of July 29, 2004, between WESCO International, Inc. and John Engel.	Incorporated by reference to Exhibit 10.1 to WESCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004

10.26	Employment Agreement, dated as of December 15, 2005, between WESCO International, Inc. and Stephen A. Van Oss.	Incorporated by reference to Exhibit 10.26 to WESCO’s Annual Report on Form 10-K for the year ended December 31, 2005

Exhibit No.	Description of Exhibit	Prior Filing or Sequential Page Number

10.27	Amended and Restated Credit Agreement, dated as of September 28, 2005, by and among WESCO Distribution, Inc., the other credit parties signatory thereto from time to time, General Electric Capital Corporation, as Agent and U.S. Lender, GECC Capital Markets Group, as Lead Arranger, GE Canada Finance Holding Company, as Canadian Agent and a Canadian Lender, Bank of America, N.A., as Syndication Agent, and The CIT Group/Business Credit, Inc. and Citizens Bank of Pennsylvania, as Co-Documentation Agents.	Incorporated by reference to Exhibit 10.1 to WESCO’s Current Report on Form 8-K, September 28, 2005

10.28	Intercreditor Agreement, dated as of March 19, 2002, among PNC Bank, National Association, General Electric Capital Corporation, WESCO Receivables Corp., WESCO Distribution, Inc., Fifth Third Bank, N.A., Mellon Bank, N.A., The Bank of Nova Scotia, Herning Enterprises, Inc. and WESCO Equity Corporation.	Incorporated by reference to Exhibit 10.21 to WESCO’s Annual Report on Form 10-K for the year ended December 31, 2001

10.29	Second Amended and Restated Receivables Purchase Agreement dated as of September 2, 2003 among WESCO Receivables Corp., WESCO Distribution, Inc., and the Lenders identified therein.	Incorporated by reference to Exhibit 10.1 to WESCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003

10.30	Second Amendment to Second Amended and Restated Receivables Purchase Agreement and Waiver, dated August 31, 2004.	Incorporated by reference to Exhibit 10.4 to WESCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004

10.31	Third Amendment to Second Amended and Restated Receivables Purchase Agreement, dated September 23, 2004.	Incorporated by reference to Exhibit 10.5 to WESCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004

10.32	Sixth Amendment to Second Amended and Restated Receivables Purchase Agreement, dated October 4, 2005.	Incorporated by reference to Exhibit 10.2 to WESCO’s Current Report on Form 8-K, September 28, 2005

10.33	Seventh Amendment to Second Amended and Restated Receivables Purchase Agreement, dated December 29, 2006.	Incorporated by reference to Exhibit 10.1 to WESCO’s Current Report on Form 8-K, December 29, 2006

10.34	Eighth Amendment to Second Amended and Restated Receivables Purchase Agreement, dated February 22, 2007.	Incorporated by reference to Exhibit 10.1 to WESCO’s Current Report on Form 8-K, February 22, 2007

10.35	Loan Agreement between Bear Stearns Commercial Mortgage, Inc. and WESCO Real Estate IV, LLC, dated December 13, 2002.	Incorporated by reference to Exhibit 10.26 to WESCO’s Annual Report on Form 10-K for the year ended December 31, 2002

10.36	Guaranty of Non-Recourse Exceptions Agreement dated December 13, 2002 by WESCO International, Inc. in favor of Bear Stearns Commercial Mortgage, Inc.	Incorporated by reference to Exhibit 10.29 to WESCO’s Annual Report on Form 10-K for the year ended December 31, 2002

10.37	Environmental Indemnity Agreement dated December 13, 2002 made by WESCO Real Estate IV, Inc. and WESCO International, Inc. in favor of Bear Stearns Commercial Mortgage, Inc.	Incorporated by reference to Exhibit 10.30 to WESCO’s Annual Report on Form 10-K for the year ended December 31, 2002

Exhibit No.	Description of Exhibit	Prior Filing or Sequential Page Number

10.38	Asset Purchase Agreement, dated as of September 11, 1998, among Bruckner Supply Company, Inc. and WESCO Distribution, Inc.	Incorporated by reference to Exhibit 2.01 to WESCO’s Current Report on Form 8-K, dated September 11, 1998

10.39	Amendment dated March 29, 2002 to Asset Purchase Agreement, dated as of September 11, 1998, among Bruckner Supply Company, Inc. and WESCO Distribution, Inc.	Incorporated by reference to Exhibit 10.25 to WESCO’s Annual Report on Form 10-K for the year ended December 31, 2002

10.40	Agreement and Plan of Merger, dated August 16, 2005, by and among Carlton-Bates Company, the shareholders of Carlton-Bates Company signatory thereto, the Company Representative (as defined therein), WESCO Distribution, Inc. and C-B WESCO, Inc.	Incorporated by reference to Exhibit 10.3 to WESCO’s Current Report on Form 8-K, dated September 28, 2005

10.41	First Amendment to the Third Amended and Restated Credit Agreement, dated November 15, 2007. first	Incorporated by reference to Exhibit 10.41 to WESCO’s Annual Report on Form 10-K for the year ended December 31, 2007

10.42	Second Amendment to the Third Amended and Restated Credit Agreement, dated December 14, 2007.	Incorporated by reference to Exhibit 10.42 to WESCO’s Annual Report on Form 10-K for the year ended December 31, 2007

10.43	Employment Agreement, dated as of October 2, 2006, between WESCO International, Inc. and Steven J. Riordan.	Incorporated by reference to Exhibit 10.42 to WESCO’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008

10.44	Form of Stock Appreciation Rights Agreement.	Incorporated by reference to Exhibit 10.43 to WESCO’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008

10.45	Third Amendment to the Third Amended and Restated Credit Agreement, dated December 19, 2008.	Filed herewith

10.46	Ninth Amendment to Second Amended and Restated Receivables Purchase Agreement, dated January 29, 2009.	Filed herewith

21.1	Significant Subsidiaries of WESCO.	Filed herewith

23.1	Consent of PricewaterhouseCoopers LLP.	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act.	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act.	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

Exhibit No.	Description of Exhibit	Prior Filing or Sequential Page Number

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith
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

WESCO INTERNATIONAL, INC.

By:	/s/ ROY W. HALEY
Name:	Roy W. Haley
Title:	Chairman of the Board and
Chief Executive Officer
Date:	February 27, 2009
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROY W. HALEY Roy W. Haley	Chairman and Chief Executive Officer (Principal Executive Officer)	February 27, 2009

/s/ STEPHEN A. VAN OSS Stephen A. Van Oss	Director and Senior Vice President and Chief Financial and Administrative Officer (Principal Financial and Accounting Officer)	February 27, 2009

/s/ JOHN J. ENGEL	Director and Senior Vice President	February 27, 2009
John J. Engel	and Chief Operating Officer

/s/ JAMES L. SINGLETON	Director	February 27, 2009
James L. Singleton

/s/ ROBERT J. TARR, JR.	Director	February 27, 2009
Robert J. Tarr, Jr.

/s/ KENNETH L. WAY	Director	February 27, 2009
Kenneth L. Way

/s/ GEORGE L. MILES, JR.	Director	February 27, 2009
George L. Miles, Jr.

/s/ SANDRA BEACH LIN	Director	February 27, 2009
Sandra Beach Lin

/s/ WILLIAM J. VARESCHI	Director	February 27, 2009
William J. Vareschi

/s/ STEVEN A. RAYMUND	Director	February 27, 2009
Steven A. Raymund

/s/ LYNN M. UTTER	Director	February 27, 2009
Lynn M. Utter

/s/ JOHN K. MORGAN	Director	February 27, 2009
John K. Morgan

Schedule II—Valuation and Qualifying Accounts

			Col. C
	Col. A		(In thousands)
	Balance at	Col. B	Charged to		Col. E
	Beginning	Charged to	Other	Col. D	Balance at
(in thousands)	of Period	Expense	Accounts(1)	Deductions(2)	End of Period
Allowance for doubtful accounts:
Year ended December 31, 2008	$17,418	$10,103	$(10)	$(7,846)	$19,665
Year ended December 31, 2007	12,641	2,182	5,526	(2,931)	17,418
Year ended December 31, 2006	12,609	3,810	8,971	(12,749)	12,641

(1)	Represents allowance for doubtful accounts in connection with certain acquisitions and divestitures.

(2)	Includes a reduction in the allowance for doubtful accounts due to write-off of accounts receivable.

			Col. C
	Col. A		(In thousands)		Col. E
	Balance at	Col. B	Charged to		Balance at
	Beginning	Charged to	Other	Col. D	End of
(in thousands)	of Period	Expense	Accounts(1)	Deductions(2)	Period
Inventory reserve:
Year ended December 31, 2008	$20,279	$9,162	$(272)	$(11,833)	$17,336
Year ended December 31, 2007	22,978	8,023	7	(10,729)	20,279
Year ended December 31, 2006	12,466	5,967	12,296	(7,751)	22,978

(1)	Represents inventory reserves in connection with certain acquisitions and divestitures.

(2)	Includes a reduction in the inventory reserve due to disposal of inventory.

Col. C
	Col. A	Col. B	(In thousands)		Col. E
	Balance at	Charged	Charged to		Balance at
	Beginning	(benefit) to	Other	Col. D	End of
(in thousands)	of Period	Expense	Accounts	Deductions	Period
Income tax valuation allowance:
Year ended December 31, 2008	$—	$—	$—	$—	$—
Year ended December 31, 2007	13,055	(13,055)	—	—	—
Year ended December 31, 2006	15,693	(2,638)	—	—	13,055