Form 10-Q
period 2009-03-31
WESCO INTERNATIONAL INC
filed 2009-05-06
CIK 929008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for at least the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of May 4, 2009, WESCO International, Inc. had 42,259,962 shares of common stock outstanding.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
Amounts in thousands, except share data	2009	2008 (1)
Assets
Current Assets:
Cash and cash equivalents	$105,135	$86,338
Trade accounts receivable, net of allowance for doubtful accounts of $18,373 and $19,665 in 2009 and 2008, respectively	687,801	791,356
Other accounts receivable	45,427	42,758
Inventories, net	561,070	605,678
Current deferred income taxes	2,856	2,857
Income taxes receivable	20,751	18,661
Prepaid expenses and other current assets	9,896	10,015

Total current assets	1,432,936	1,557,663

Property, buildings and equipment, net	116,859	119,223
Intangible assets, net	86,774	88,689
Goodwill	863,010	862,778
Investment in subsidiary	45,684	46,251
Deferred income taxes	15,892	16,811
Other assets	11,547	28,446

Total assets	$2,572,702	$2,719,861

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$524,261	$571,832
Accrued payroll and benefit costs	33,612	49,753
Short-term debt	245,000	295,000
Current portion of long-term debt	3,847	3,823
Bank overdrafts	18,419	30,367
Current deferred income taxes	1,467	1,516
Other current liabilities	50,271	53,718

Total current liabilities	876,877	1,006,009

Long-term debt, net of discount of $36,655 and $40,501 in 2009 and 2008, respectively	757,201	801,427
Deferred income taxes	139,630	136,736
Other noncurrent liabilities	23,299	20,585

Total liabilities	$1,797,007	$1,964,757

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $.01 par value; 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 210,000,000 shares authorized, 55,803,620 and 55,788,620 shares issued and 42,254,962 and 42,239,962 shares outstanding in 2009 and 2008, respectively	558	557
Class B nonvoting convertible common stock, $.01 par value; 20,000,000 shares authorized, 4,339,431 issued and no shares outstanding in 2009 and 2008, respectively	43	43
Additional capital	889,353	886,019
Retained earnings	500,373	477,111
Treasury stock, at cost; 17,888,089 shares in 2009 and 2008	(590,288)	(590,288)
Accumulated other comprehensive income	(24,344)	(18,338)

Total stockholders’ equity	775,695	755,104

Total liabilities and stockholders’ equity	$2,572,702	$2,719,861

The accompanying notes are an integral part of the condensed consolidated financial statements.

(1)	The balances reported as of December 31, 2008 have been revised as a result of the retrospective application of FSP ABP 14-1 on January 1, 2009 (see Note 3 Accounting for Convertible Debt Instruments).

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended
	March 31,
Amounts in thousands, except per share data	2009	2008 (1)

Net sales	$1,179,590	$1,465,206
Cost of goods sold (excluding depreciation and amortization below)	941,413	1,169,561
Selling, general and administrative expenses	187,489	211,639
Depreciation and amortization	7,157	6,933

Income from operations	43,531	77,073

Interest expense, net	12,518	18,082
Other income	(1,626)	(2,744)

Income before income taxes	32,639	61,735

Provision for income taxes	9,377	19,045

Net income	$23,262	$42,690

Earnings per share :
Basic	$0.55	$1.00

Diluted	$0.55	$0.97

(1)	The balances reported for the three months ended March 31, 2008 have been revised as a result of the retrospective application of FSP ABP 14-1 on January 1, 2009 (see Note 3 Accounting for Convertible Debt Instruments).
The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March, 31
Amounts in thousands	2009	2008 (1)

Operating Activities:
Net income	$23,262	$42,690
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,157	6,933
Amortization of debt issuance costs	858	839
Amortization of debt discount	3,846	3,628
Deferred income taxes	2,537	(1,379)
Stock-based compensation expense	3,161	3,223
Loss on sale of property, buildings and equipment	201	—
Loss on sale of subsidiary	—	3,005
Equity income, net of distributions in 2009 of $2,237	611	(2,744)
Excess tax benefit from stock-based compensation	(62)	(1,568)
Interest related to uncertain tax positions	222	232
Changes in assets and liabilities
Trade and other receivables, net	113,854	(16,896)
Inventories, net	42,880	26,904
Prepaid expenses and other current assets	(1,466)	8,211
Accounts payable	(45,395)	23,418
Accrued payroll and benefit costs	(16,062)	(14,468)
Other current and noncurrent liabilities	(1,010)	9,933

Net cash provided by operating activities	134,594	91,961

Investing Activities:
Capital expenditures	(2,856)	(11,319)
Acquisition payments	(74)	(96)
Proceeds from sale of subsidiary	—	60,000
Proceeds from sale of assets	82	13

Net cash (used) provided by investing activities	(2,848)	48,598

Financing Activities:
Short-term (repayments) borrowings, net	(50,000)	3,000
Proceeds from issuance of long-term debt	71,000	241,500
Repayments of long-term debt	(118,871)	(324,133)
Proceeds from the exercise of stock options	112	2,233
Excess tax benefit from stock-based compensation	62	1,568
Repurchase of common stock	—	(24,933)
Decrease in bank overdrafts	(11,948)	(14,862)
Payments on capital lease obligations	(683)	(499)

Net cash used by financing activities	(110,328)	(116,126)

Effect of exchange rate changes on cash and cash equivalents	(2,621)	(2,298)

Net change in cash and cash equivalents	18,797	22,135
Cash and cash equivalents at the beginning of period	86,338	72,297

Cash and cash equivalents at the end of period	$105,135	$94,432

Supplemental disclosures:
Non-cash investing and financing activities:
Property, buildings and equipment acquired through capital leases	507	574
The accompanying notes are an integral part of the condensed consolidated financial statements.

(1)	The balances reported for the three months ended March 31, 2008 have been revised as a result of the retrospective application of FSP ABP 14-1 on January 1, 2009.
(see Note 3 Accounting for Convertible Debt Instruments).

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. ORGANIZATION
     WESCO International, Inc. and its subsidiaries (collectively, “WESCO” or the “Company”), headquartered in Pittsburgh, Pennsylvania, is a full-line distributor of electrical supplies and equipment and is a provider of integrated supply procurement services with operations in the United States, Canada, Mexico, the United Kingdom, Nigeria, United Arab Emirates, Singapore, Australia and China. WESCO currently operates approximately 400 full service branch locations and seven distribution centers (four in the United States and three in Canada.)
2. ACCOUNTING POLICIES
     Basis of Presentation
     The unaudited condensed consolidated financial statements of WESCO have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in WESCO’s 2008 Annual Report on Form 10-K filed with the SEC. The December 31, 2008 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.
     The unaudited condensed consolidated balance sheet as of March 31, 2009, the unaudited condensed consolidated statements of income for the three months ended March 31, 2009 and 2008, respectively, and the unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2009 and 2008, respectively, in the opinion of management, have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair statement of the results of the interim periods. All adjustments reflected in the unaudited condensed consolidated financial statements are of a normal recurring nature unless indicated. Results for the interim periods presented are not necessarily indicative of the results to be expected for the full year.
     Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies whenever other accounting standards require or permit assets or liabilities to be measured at fair value but does not expand the use of fair value to new accounting transactions and does not apply to pronouncements that address share-based payment transactions. On February 12, 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-2, Effective Date of SFAS No. 157. The FSP amends SFAS 157 to delay the effective date of SFAS 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually) to fiscal years beginning after November 15, 2008. Except for the delay for nonfinancial assets and liabilities, SFAS 157 was effective for fiscal years beginning after November 15, 2007. Consistent with its requirements, WESCO adopted SFAS 157 for its financial assets and liabilities on January 1, 2008. WESCO’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, bank overdrafts and debt. The Company believes that the recorded values of its financial instruments, except for long-term debt, approximate fair value because of their nature and respective duration. The partial adoption of SFAS 157 did not impact WESCO’s financial position, results of operations, or cash flows. On January 1, 2009, WESCO adopted SFAS 157 for its nonfinancial assets and liabilities which include those measured at fair value in goodwill and indefinite lived intangible asset impairment testing, and assets acquired and liabilities assumed in a business combination. The adoption of SFAS 157 for nonfinancial assets and liabilities did not impact WESCO’s financial position, results of operations or cash flows. However, in the event that WESCO acquires a new business or has an impairment issue related to goodwill or indefinite lived intangible assets, the determination of fair value of the assets and liabilities will be subject to SFAS 157.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”) which establishes additional principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date fair value. SFAS 141R is designed to improve the relevance, representational faithfulness, and comparability of the financial information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R applies prospectively to business combinations for which the acquisition date is in or after the beginning of the first annual reporting period beginning after December 15, 2008. As there were no acquisitions executed in the first quarter of 2009, the adoption of SFAS 141R did not impact WESCO’s financial position, results of operations or cash flows.

     In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”) which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), and requires additional disclosure. The objective of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other generally accepted accounting principles. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and shall be applied prospectively to intangible assets acquired after the effective date. The adoption of FSP FAS 142-3 did not impact WESCO’s financial position, results of operations or cash flows.
3. ACCOUNTING FOR CONVERTIBLE DEBT INSTRUMENTS
     On January 1, 2009, WESCO retrospectively applied the provisions of FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”), to its 2.625% Convertible Senior Debentures due 2025 (the “2025 Debentures”) and 1.75% Convertible Senior Debentures due 2026 (the “2026 Debentures”). Prior to the adoption of FSP APB 14-1, WESCO accounted for its convertible debt instruments solely as long-term debt. FSP APB 14-1 requires an issuer of certain convertible debt instruments to separately account for the liability and equity components of convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate. This accounting treatment results in an increase in non-cash interest reported in the financial statements, a decrease in long-term debt, an increase in equity and an increase in deferred income taxes.
     As of March 31, 2009 and December 31, 2008, $150 million in aggregate principal amount of the 2025 Debentures was outstanding and $300 million in aggregate principal amount of the 2026 Debentures was outstanding. As of March 31, 2009, the unamortized discount for the 2025 Debentures and 2026 Debentures was $6.9 million and $29.7 million, respectively. As of December 31, 2008, the unamortized discount for the 2025 Debentures and 2026 Debentures was $8.1 million and $32.4 million, respectively. The net carrying amounts of the liability components are classified as long-term debt in the consolidated balance sheets. The debt discounts are being amortized over a five- year period starting on the dates of issuance. The amortization period ends on October 15, 2010 for the 2025 Debentures and November 15, 2011 for the 2026 Debentures. As of March 31, 2009 and December 31, 2008, the aggregate equity component for the 2025 Debentures and 2026 Debentures totaled $12.3 million and $31.2 million, respectively.
     In accordance with SFAS No. 109, Accounting for Income Taxes, WESCO recorded a deferred tax liability for the basis difference associated with the liability components. The initial recognition of deferred taxes was recorded as an adjustment to additional capital. In subsequent periods, the deferred tax liability is reduced and a deferred tax benefit is recognized in earnings as the debt discount is amortized to pre-tax income.
     Interest expense for the 2025 Debentures and 2026 Debentures totaled $6.1 million and $5.9 million for the three months ended March 31, 2009 and 2008, respectively, of which $3.8 million and $3.6 million, respectively, was non-cash interest. Interest was calculated using an effective interest rate of 6.0%.
     The following table provides the effect of applying FSP APB 14-1 on individual line items in the 2008 financial statements:

	Previously Reported	Revised
	December 31,	December 31,
Condensed Consolidated Balance Sheet	2008	2008
Other assets	$29,562	$28,446
Total assets	2,720,977	2,719,861
Long-term debt	841,928	801,427
Deferred income taxes	120,459	136,736
Total liabilities	1,988,981	1,964,757
Additional capital	842,537	886,019
Retained earnings	497,485	477,111
Total stockholders’ equity	731,996	755,104
Total liabilities and stockholders’ equity	2,720,977	2,719,861

	Previously Reported	Revised
	Three Months Ended	Three Months Ended
	March 31,	March 31,
Condensed Consolidated Statement of Income	2008	2008
Interest expense, net	$14,563	$18,082
Income before income taxes	65,254	61,735
Provision for income taxes	20,424	19,045
Net Income	44,830	42,690
Earnings per share:
Basic	1.05	1.00
Diluted	1.02	0.97

	Three Months Ended	Three Months Ended
	March 31,	March 31,
Condensed Consolidated Statement of Cash Flows	2008	2008
Net income	$44,830	$42,690
Adjustments to net income:
Amortization of debt issuance costs	948	839
Amortization of debt discount	—	3,628
Deferred income taxes	—	(1,379)
Net cash provided by operating activities	91,961	91,961
4. STOCK-BASED COMPENSATION
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
     There were no stock-settled stock appreciation rights granted during the three months ended March 31, 2009. During the three months ended March 31, 2008, WESCO granted the following stock-settled stock appreciation rights at the following weighted average assumptions:

Three Months Ended
March 31,
2008
Stock-settled appreciations rights granted	1,800
Risk free interest rate	2.5%
Expected life	4 years
Expected volatility	38%
     For the three months ended March 31, 2008, the weighted average fair value per equity award granted was approximately $13.03.
     WESCO recognized $3.2 million of non-cash stock-based compensation expense, which is included in selling, general and administrative expenses, for the three months ended March 31, 2009 and 2008. As of March 31, 2009, there was $15.4 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements for all awards previously made, of which approximately $7.3 million is expected to be recognized over the remainder of 2009, $6.1 million in 2010, and $2.0 million in 2011.
     During the three months ended March 31, 2009 and 2008, the total intrinsic value of awards exercised was $0.2 million and $5.5 million, respectively, and the total amount of cash received from the exercise of options was $0.1 million and $2.2 million, respectively. The tax benefit associated with the exercise of awards for the three months ended March 31, 2009 and 2008 totaled $0.1 million and $1.6 million, respectively, and was recorded as a credit to additional paid-in capital.

     The following table sets forth a summary of both stock options and stock-settled appreciation rights and related information for the three months ended March 31, 2009:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic Value
	Awards	Price	(In Years)	(In Thousands)
Outstanding at December 31, 2008	3,933,035	$36.44
Granted	—	—
Exercised	(20,000)	7.25
Forfeited	(53,062)	45.59

Outstanding at March 31, 2009	3,859,973	36.46	6.6	$6,653

Exercisable at March 31, 2009	2,421,732	$29.56	5.3	$6,640

5. EARNINGS PER SHARE
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
     The following table sets forth the details of basic and diluted earnings per share:

	Three Months Ended
	March 31,
Amounts in thousands, except share and per share data	2009	2008
Net income reported(1)	$23,262	$42,690

Weighted average common shares outstanding used in computing basic earnings per share	42,246,795	42,741,818
Common shares issuable upon exercise of dilutive stock options	317,395	1,291,654

Weighted average common shares outstanding and common share equivalents used in computing diluted earnings per share	42,564,190	44,033,472

Earnings per share: (1)
Basic	$0.55	$1.00
Diluted	$0.55	$0.97

(1)	As a result of the retrospective application of FSP ABP 14-1 on January 1, 2009, net income and earnings per share were revised for the three months ended March 31, 2008 (see Note 3 Accounting for Convertible Debt Instruments).
     For the three months ended March 31, 2009 and 2008, the computation of diluted earnings per share excluded stock-settled stock appreciation rights of approximately 3.1 million and 1.1 million, respectively, at weighted average exercise prices of $43 per share and $63 per share, respectively. These amounts were excluded because their effect would have been antidilutive.
     Under EITF Issue No. 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share, and EITF Issue No. 90-19, Convertible Bonds with Issuer Option to Settle for Cash upon Conversion, and because of WESCO’s obligation to settle the par value of the 2025 Debentures and the 2026 Debentures (collectively, the “Debentures”) in cash, WESCO is not required to include any shares underlying the Debentures in its diluted weighted average shares outstanding until the average stock price per share for the period exceeds the conversion price of the respective Debentures. At such time, only the number of shares that would be issuable (under the treasury stock method of accounting for share dilution) would be included, which is based upon the amount by which the average stock price exceeds the conversion price. The conversion prices of the 2026 Debentures and 2025 Debentures are $88.15 and $41.86, respectively. Share dilution is limited to a maximum of 3,403,110 shares for the 2026 Debentures and 3,583,080 shares for the 2025 Debentures. Since the average stock price for the three month periods ended March 31, 2009 and 2008 was less than the conversion prices, there was no impact of the Debentures on diluted earnings per share.

6. EQUITY INVESTMENT
     During the first quarter of 2008, WESCO and Deutsch Engineering Connecting Devices, Inc. (“Deutsch”) completed a transaction with respect to WESCO’s LADD operations, which resulted in a joint venture in which Deutsch owns a 60% interest and WESCO owns a 40% interest. Deutsch paid to WESCO aggregate consideration of approximately $75 million, consisting of $60 million in cash plus a $15 million promissory note, which is included in other accounts receivable in the consolidated balance sheet. Deutsch is entitled, but not obliged, to acquire the remaining 40% after January 1, 2010. As a result of this transaction, WESCO recognized an after-tax loss of approximately $2.1 million during the first quarter of 2008. WESCO accounts for its investment in the joint venture using the equity method of accounting as prescribed by Accounting Principles Board No. 18, The Equity Method of Accounting for Investments in Common Stock. Accordingly, earnings from the joint venture are recorded as other income in the consolidated statement of income.
7. EMPLOYEE BENEFIT PLANS
     A majority of WESCO’s employees are covered by defined contribution retirement savings plans for their services rendered subsequent to WESCO’s formation. WESCO also offers a deferred compensation plan for select individuals. For U.S. participants, WESCO will make contributions in an amount equal to 50% of the participant’s total monthly contributions up to a maximum of 6% of eligible compensation. For Canadian participants, WESCO will make contributions in an amount ranging from 1% to 7% of the participant’s eligible compensation based on years of continuous service. In addition, employer contributions may be made at the discretion of the Board of Directors. For the three months ended March 31, 2009 and 2008, WESCO incurred charges of $5.4 million and $5.8 million, respectively, for all such plans. Contributions are made in cash to employee retirement savings plan accounts. Employees then have the option to transfer balances allocated to their accounts into any of the available investment options, including WESCO common stock.
8. COMMITMENTS AND CONTINGENCIES
     WESCO is a co-defendant in a lawsuit filed in a state court in Indiana in which a customer alleges that WESCO sold defective products manufactured or remanufactured by others and is seeking monetary damages in the amount of $52 million. WESCO has denied any liability, believes that it has meritorious defenses and intends to vigorously defend itself against these allegations. Accordingly, no liability is recorded for this matter as of March 31, 2009.
9. COMPREHENSIVE INCOME
     The following tables set forth comprehensive income and its components:

	Three Months Ended
	March 31,
Amounts in thousands	2009	2008 (1)
Net income	$23,262	$42,690
Foreign currency translation adjustment	(6,006)	(6,757)

Comprehensive income	$17,256	$35,933

(1)	As a result of the retrospective application of FSP ABP 14-1 on January 1, 2009, net income and comprehensive income were revised for the three months ended March 31, 2008 (see Note 3 Accounting for Convertible Debt Instruments).
10. SHARE REPURCHASE PLAN
     On September 28, 2007, WESCO announced that its Board of Directors authorized a stock repurchase program in the amount of up to $400 million with an expiration date of September 30, 2009. The shares may be repurchased from time to time in the open market or through privately negotiated transactions. The stock repurchase program may be implemented or discontinued at any time by WESCO. No shares were repurchased during the three months ended March 31, 2009.

11. INCOME TAXES
     The following table sets forth the reconciliation between the federal statutory income tax rate and the effective rate:

	Three Months Ended
	March 31,
	2009	2008 (2)
Federal statutory rate	35.0%	35.0%
State taxes, net of federal tax benefit	3.0	2.6
Nondeductible expenses	0.4	0.5
Domestic tax benefit from foreign operations	(0.9)	(0.5)
Foreign tax rate differences(1)	(8.1)	(6.4)
Domestic production activity deduction	(0.3)	(0.2)
Adjustment related to uncertain tax positions	0.4	(0.5)
Other	(0.8)	0.3

	28.7%	30.8%

(1)	Includes a benefit of $2.4 million and $3.5 million for the three months ended March 31, 2009 and 2008, respectively, from the recapitalization of Canadian operations.

(2)	As a result of the retrospective application of FSP ABP 14-1 on January 1, 2009, the effective rate was revised for the three months ended March 31, 2008 (see Note 3 Accounting for Convertible Debt Instruments).
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
     The total amounts of unrecognized tax benefits were $7.7 million and $7.5 million as of March 31, 2009 and December 31, 2008, respectively. If these tax benefits were recognized in the consolidated financial statements, the portion of these amounts that would reduce the Company’s effective tax rate would be $6.5 million and $6.3 million, respectively. WESCO records interest related to uncertain tax positions as a part of interest expense in the consolidated statement of income. Any penalties are recognized as part of income tax expense. As of March 31, 2009 and December 31, 2008, WESCO had an accrued liability of $3.7 million and $3.5 million, respectively, for interest related to uncertain tax positions. There were no penalties recorded during the three months ended March 31, 2009.

12. OTHER FINANCIAL INFORMATION
     WESCO Distribution, Inc. (“WESCO Distribution”) has outstanding $150 million in aggregate principal amount of 7.50% Senior Subordinated Notes due 2017 (the “2017 Notes”), and WESCO International, Inc. has outstanding $150 million in aggregate principal amount of 2025 Debentures and $300 million in aggregate principal amount of 2026 Debentures. The 2017 Notes are fully and unconditionally guaranteed by WESCO International, Inc. on a subordinated basis to all existing and future senior indebtedness of WESCO International, Inc. The 2025 Debentures and 2026 Debentures are fully and unconditionally guaranteed by WESCO Distribution, on a senior subordinated basis to all existing and future senior indebtedness of WESCO Distribution.
     Condensed consolidating financial information for WESCO International, Inc., WESCO Distribution and the non-guarantor subsidiaries is as follows:

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS

	March 31, 2009
	(In thousands)
				Consolidating
	WESCO	WESCO	Non-Guarantor	and Eliminating
	International, Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Cash and cash equivalents	$(2)	$26,190	$78,947	$—	$105,135
Trade accounts receivable, net	—	—	687,801	—	687,801
Inventories, net	—	389,228	171,842	—	561,070
Other current assets	(12,297)	61,053	30,174	—	78,930

Total current assets	(12,299)	476,471	968,764	—	1,432,936
Intercompany receivables, net	—	(1,418,159)	1,905,635	(487,476)	—
Property, buildings and equipment, net	—	45,703	71,156	—	116,859
Intangible assets, net	—	9,338	77,436	—	86,774
Goodwill and other intangibles, net	—	395,545	467,465	—	863,010
Investments in affiliates and other noncurrent assets	1,688,807	3,075,198	17,944	(4,708,826)	73,123

Total assets	$1,676,508	$2,584,096	$3,508,400	$(5,196,302)	$2,572,702

Accounts payable	$—	$401,285	$122,976	$—	$524,261
Short-term debt	—	—	245,000	—	245,000
Other current liabilities	—	34,994	72,622	—	107,616

Total current liabilities	—	436,279	440,598	—	876,877
Intercompany payables, net	487,476	—	—	(487,476)	—
Long-term debt	413,337	302,942	40,922	—	757,201
Other noncurrent liabilities	—	160,758	2,171	—	162,929
Stockholders’ equity	775,695	1,684,117	3,024,709	(4,708,826)	775,695

Total liabilities and stockholders’ equity	$1,676,508	$2,584,096	$3,508,400	$(5,196,302)	$2,572,702

	December 31, 2008 (1)
	(In thousands)
				Consolidating
	WESCO	WESCO	Non-Guarantor	and Eliminating
	International, Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Cash and cash equivalents	$—	$18,453	$67,885	$—	$86,338
Trade accounts receivable, net	—	—	791,356	—	791,356
Inventories, net	—	421,178	184,500	—	605,678
Other current assets	(12,100)	44,469	41,922	—	74,291

Total current assets	(12,100)	484,100	1,085,663	—	1,557,663
Intercompany receivables, net	—	(1,367,199)	1,862,220	(495,021)	—
Property, buildings and equipment, net	—	46,389	72,834	—	119,223
Intangible assets, net	—	9,549	79,140	—	88,689
Goodwill and other intangibles, net	—	395,546	467,232	—	862,778
Investments in affiliates and other noncurrent assets	1,671,724	3,074,554	19,133	(4,673,903)	91,508

Total assets	$1,659,624	$2,642,939	$3,586,222	$(5,168,924)	$2,719,861

Accounts payable	$—	$445,346	$126,486	$—	$571,832
Short-term debt	—	—	295,000	—	295,000
Other current liabilities	—	69,076	70,101	—	139,177

Total current liabilities	—	514,422	491,587	—	1,006,009
Intercompany payables, net	495,021	—	—	(495,021)	—
Long-term debt	409,499	350,601	41,327	—	801,427
Other noncurrent liabilities	—	111,422	45,899	—	157,321
Stockholders’ equity	755,104	1,666,494	3,007,409	(4,673,903)	755,104

Total liabilities and stockholders’ equity	$1,659,624	$2,642,939	$3,586,222	$(5,168,924)	$2,719,861

(1)	The balances reported as of December 31, 2008 have been revised as a result of the retrospective application of FSP ABP 14-1 on January 1, 2009 (see Note 3 Accounting for Convertible Debt Instruments).

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Three Months Ended March 31, 2009
	(In thousands)
				Consolidating
	WESCO	WESCO	Non-Guarantor	and Eliminating
	International, Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Net sales	$—	$834,870	$344,720	$—	$1,179,590
Cost of goods sold	—	672,681	268,732	—	941,413
Selling, general and administrative expenses	2	145,689	41,798	—	187,489
Depreciation and amortization	—	3,595	3,562	—	7,157
Results of affiliates’ operations	23,629	17,300	—	(40,929)	—
Interest expense, net	365	3,522	8,631	—	12,518
Other income	—	(1,626)	—	—	(1,626)
Provision for income taxes	—	4,680	4,697	—	9,377

Net income	$23,262	$23,629	$17,300	$(40,929)	$23,262

	Three Months Ended March 31, 2008 (1)
	(In thousands)
				Consolidating
	WESCO	WESCO	Non-Guarantor	and Eliminating
	International, Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Net sales	$—	$1,035,513	$429,693	$—	$1,465,206
Cost of goods sold	—	836,481	333,080	—	1,169,561
Selling, general and administrative expenses	2	169,643	41,994	—	211,639
Depreciation and amortization	—	3,775	3,158	—	6,933
Results of affiliates’ operations	39,240	35,407	—	(74,647)	—
Interest (income) expense, net	(3,452)	9,808	11,726	—	18,082
Other income	—	(2,744)	—	—	(2,744)
Provision for income taxes	—	14,717	4,328	—	19,045

Net income	$42,690	$39,240	$35,407	$(74,647)	$42,690

(1)	The balances reported for the three months ended March 31, 2008 have been revised as a result of the retrospective application of FSP ABP 14-1 on January 1, 2009 (see Note 3 Accounting for Convertible Debt Instruments).

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2009
	(In thousands)
				Consolidating
	WESCO	WESCO	Non-Guarantor	and Eliminating
	International, Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Net cash provided by operating activities	$7,369	$112,978	$14,247	$—	$134,594
Investing activities:
Capital expenditures	—	(2,663)	(193)	—	(2,856)
Acquisition payments	—	(74)	—	—	(74)
Other	—	82	—	—	82

Net cash used by investing activities	—	(2,655)	(193)	—	(2,848)
Financing activities:
Net repayments	(7,545)	(89,955)	(371)	—	(97,871)
Equity transactions	174	—	—	—	174
Other	—	(12,631)	—	—	(12,631)

Net cash used by financing activities	(7,371)	(102,586)	(371)	—	(110,328)

Effect of exchange rate changes on cash and cash equivalents	—	—	(2,621)	—	(2,621)

Net change in cash and cash equivalents	(2)	7,737	11,062	—	18,797
Cash and cash equivalents at the beginning of year	—	18,453	67,885	—	86,338

Cash and cash equivalents at the end of period	$(2)	$26,190	$78,947	$—	$105,135

	Three Months Ended March 31, 2008(1)
	(In thousands)
				Consolidating
	WESCO	WESCO	Non-Guarantor	and Eliminating
	International, Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Net cash (used) provided by operating activities	$(10,953)	$78,649	$24,265	$—	$91,961
Investing activities:
Capital expenditures	—	(11,034)	(285)	—	(11,319)
Acquisition payments	—	(96)	—	—	(96)
Proceeds from sale of subsidiary	—	60,000	—	—	60,000
Other	—	13	—	—	13

Net cash provided (used) by investing activities	—	48,883	(285)	—	48,598
Financing activities:
Net borrowings (repayments)	32,088	(111,383)	(338)	—	(79,633)
Equity transactions	(21,132)	—	—	—	(21,132)
Other	—	(15,361)	—	—	(15,361)

Net cash provided (used) by financing activities	10,956	(126,744)	(338)	—	(116,126)

Effect of exchange rate changes on cash and cash equivalents	—	—	(2,298)	—	(2,298)

Net change in cash and cash equivalents	3	788	21,344	—	22,135
Cash and cash equivalents at the beginning of year	(7)	32,140	40,164	—	72,297

Cash and cash equivalents at the end of period	$(4)	$32,928	$61,508	$—	$94,432

(1)	The balances reported for net cash (used) provided by operating activities for the three months ended March 31, 2008 have been revised as a result of the retrospective application of FSP ABP 14-1 on January 1, 2009 (see Note 3 Accounting for Convertible Debt Instruments).

SUBSEQUENT EVENT
     On April 13, 2009, WESCO Distribution entered into an amendment and restatement of its existing accounts receivable securitization facility (the “Receivables Facility”), pursuant to the terms and conditions of the Third Amended and Restated Receivables Purchase Agreement, dated as of April 13, 2009 (the “Restated Agreement”), by and among WESCO Receivables Corp., WESCO Distribution the Purchasers and Purchaser Agents party thereto and PNC Bank, National Association (as successor to Wachovia Capital Markets, LLC), as Administrator. The Restated Agreement decreases the purchase commitment under the Receivables Facility from $500 million to $400 million, subject to the right of WESCO Distribution to increase the purchase commitment from time to time up to $450 million with the voluntary participation of existing Purchasers and/or the addition of new Purchasers to fund such increase. The Restated Agreement also extends the term of the Receivables Facility to April 13, 2012; accordingly, we anticipate that outstanding borrowings under the Receivables Facility could be classified as long-term debt in the consolidated balance sheet in subsequent periods. The outstanding borrowings as of March 31, 2009 and December 31, 2008 are classified as short-term debt because prior to the Restated Agreement third party conduits and financial institutions could under certain conditions require WESCO Distribution to repay all or a portion of the outstanding amount.
     Under the Receivables Facility, WESCO Distribution sells, on a continuous basis, an undivided interest in all domestic accounts receivable to WESCO Receivables Corp., a wholly-owned special purpose entity (the “SPE”). The SPE sells, without recourse, a senior undivided interest in the receivables to third-party conduits and financial institutions for cash while maintaining a subordinated undivided interest in the receivables, in the form of overcollateralization. WESCO Distribution has agreed to continue servicing the sold receivables for the third-party conduits and financial institutions at market rates; accordingly, no servicing asset or liability has been recorded.
     As of March 31, 2009 and December 31, 2008, accounts receivable eligible for securitization totaled $496.8 million and $602.9 million, respectively. The consolidated balance sheets as of March 31, 2009 and December 31, 2008 reflect $245.0 million and $295.0 million, respectively, of account receivable balances legally sold to third parties, as well as borrowings for equal amounts. At March 31, 2009, the interest rate on borrowings under this facility was approximately 1.6%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with the information in the unaudited condensed consolidated financial statements and notes thereto included herein and WESCO International Inc.’s Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in its 2008 Annual Report on Form 10-K.
Company Overview
     We are a full-line distributor of electrical supplies and equipment and a provider of integrated supply procurement services. We have approximately 400 full service branches and seven distribution centers located in the United States, Canada, Mexico, the United Kingdom, Nigeria, United Arab Emirates, Singapore, Australia and China. We serve approximately 115,000 customers worldwide, offering over 1,000,000 products from more than 23,000 suppliers. Our diverse customer base includes a wide variety of industrial companies; contractors for industrial, commercial and residential projects; utility companies, and commercial, institutional and governmental customers. Approximately 85% of our net sales are generated from operations in the United States, 11% from Canada and the remainder from other countries.
     Our financial results for the first three months of 2009 reflect weak conditions in our markets served, along with unfavorable foreign currency exchange rates and the negative impact of lower commodity prices. Sales decreased $285.6 million, or 19.5%, over the same period last year. Cost of goods sold as a percentage of net sales was 79.8% for the first three months of 2009 and 2008. Operating income decreased by $33.5 million, or 43.5%, primarily from the decrease in sales resulting from the decline in end market activity. Net income for the three months ended March 31, 2009 and 2008 was $23.3 million and $42.7 million, respectively.
Cash Flow
     We generated $134.6 million in operating cash flow for the first three months of 2009. Included in this amount was net income of $23.3 million and a decrease in trade and other receivables of $113.9 million. Investing activities were primarily comprised of capital expenditures which totaled $2.9 million for the first three months of 2009. Financing activities consisted of borrowings and repayments of $71.0 million and $118.5 million, respectively, related to our revolving credit facility, and net repayments of $50.0 million related to our Receivables Facility, whereby we sell, on a continuous basis, an undivided interest in all domestic accounts receivable to WESCO Receivables Corp., a wholly owned SPE.
Financing Availability
     As of March 31, 2009, we had $300.9 million in total available borrowing capacity. The available borrowing capacity under our revolving credit facility was $151.9 million, of which $86.5 million is the U.S. sub-facility borrowing limit and $65.4 million is the Canadian sub-facility borrowing limit. The revolving credit facility does not mature until November 1, 2013. The available borrowing capacity under the Receivables Facility, which was amended and restated on April 13, 2009, was $149.0 million. The Receivables Facility matures on April 13, 2012. In addition, our 2025 Debentures and 2026 Debentures cannot be redeemed or repurchased until October 2010 and November 2011, respectively. We increased our cash by $18.8 million to $105.1 million, after taking into account $98.6 million of net debt repayments and $2.9 million of capital expenditures. We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions. For further discussion refer to “Liquidity and Capital Resources.”
Outlook
     We believe that improvements made to our operations and capital structure and actions taken in 2008 and the first quarter of 2009, including the amendment and restatement of the accounts receivable securitization facility in April, have helped position the Company to operate effectively in the lower level of activity being experienced in our end markets.. Current macroeconomic data and input from internal sales management, customers, and suppliers suggest activity levels in our major end markets will continue to be significantly weaker in 2009. Despite anticipated weakness, we believe that our opportunity pipeline remains strong. We believe that our strong market position, broad portfolio of products and services, and extensive information technology platform, combined with our continued focus on selling and marketing programs, margin improvement, and productivity initiatives, should provide us with a competitive advantage in the market.

Critical Accounting Policies and Estimates
     Our critical accounting policies are described in the notes to our consolidated financial statements for the year ended December 31, 2008 contained in our Annual Report on Form 10-K. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been included in the notes to our Condensed Consolidated Financial Statements for the period ended March 31, 2009.
Results of Operations
First Quarter of 2009 versus First Quarter of 2008
     The following table sets forth the percentage relationship to net sales of certain items in our condensed consolidated statements of income for the periods presented:

	Three Months Ended
	March 31,
	2009	2008(1)
Net sales	100.0%	100.0%
Cost of goods sold	79.8	79.8
Selling, general and administrative expenses	15.9	14.4
Depreciation and amortization	0.6	0.5

Income from operations	3.7	5.3
Interest expense	1.0	1.2
Other income	(0.1)	(0.1)

Income before income taxes	2.8	4.2
Provision for income taxes	0.8	1.3

Net income	2.0%	2.9%

(1)	As a result of the retrospective application of FSP ABP 14-1 on January 1, 2009, interest expense, income before income taxes, provision for income taxes and net income were revised for the three months ended March 31, 2008 (see Note 3 to the consolidated financial statements).
     Net sales in the first quarter of 2009 totaled $1,179.6 million versus $1,465.2 million in the comparable period for 2008, a decrease of $285.6 million, or 19.5%, over the same period last year. Sales were negatively impacted by weak market conditions, unfavorable foreign currency exchange rates, lower commodity prices and one less workday in the first quarter 2009 compared to the same period in 2008.
     Cost of goods sold for the first quarter of 2009 was $941.4 million versus $1,169.6 million for the comparable period in 2008, and cost of goods sold as a percentage of net sales was 79.8% in 2009 and 2008. The cost of goods sold percentage was equivalent to the first quarter of 2008 due to effective pricing and procurement initiatives which more than offset the decrease in commodity prices and an unfavorable sales mix.
     Selling, general and administrative (“SG&A”) expenses in the first quarter of 2009 totaled $187.5 million versus $211.6 million in last year’s comparable quarter. The decrease in SG&A expenses is due to aggressive cost reductions actions. As a percentage of net sales, SG&A expenses were 15.9% in the first quarter of 2009 compared to 14.4% in the first quarter of 2008, reflecting a decrease in sales volume.
     SG&A payroll expenses for the first quarter of 2009 of $131.6 million decreased by $13.5 million compared to the same quarter in 2008. The decrease in payroll expenses was primarily due to a decrease in salaries and wages of $6.2 million, a decrease in incentive costs of $3.0 million, a decrease in benefit costs of $1.9 million and a decrease in temporary labor costs of $1.5 million. Other SG&A related payroll expenses decreased $0.9 million.
     The remaining SG&A expenses for the first quarter of 2009 of $55.9 million decreased by approximately $10.6 million compared to same quarter in 2008. Included in this period’s SG&A expenses was a decrease in transportation costs of $2.9 million due to the decrease in sales volume, a decrease in travel costs of $1.9 million and a decrease in bad debt expense of $1.6 million due to a specific customer default recognized in last year’s comparable period. Other SG&A expenses decreased $4.2 million.
     Depreciation and amortization for the first quarter of 2009 was $7.2 million versus $6.9 million in last year’s comparable quarter. The increase is due to the $35.3 million of capital expenditures in the prior year.

     Interest expense totaled $12.5 million for the first quarter of 2009 versus $18.1 million in last year’s comparable quarter, a decrease of 30.8%. Interest expense for the first quarter of 2009 was primarily impacted by the reduction in interest rates and the decrease in debt. On January 1, 2009, we retrospectively applied the provisions of FSP APB 14- 1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”), for our 2.625% Convertible Senior Debentures due 2025 (the “2025 Debentures”) and 1.75% Convertible Senior Debentures due 2026 (the “2026 Debentures”). This change in accounting treatment results in an increase in non-cash interest reported in the financial statements, a decrease in long-term debt, an increase in equity and an increase in deferred income taxes Interest expense for the 2025 Debentures and 2026 Debentures totaled $6.1 million and $5.9 million for the three months ended March 31, 2009 and 2008, respectively, of which $3.8 million and $3.6 million, respectively, was non-cash interest.
     Other income totaled $1.6 million for the first quarter of 2009 versus $2.7 million in the comparable period for 2008. We account for our investment in the LADD joint venture on an equity basis, and earnings are reported as other income in the consolidated statement of income. The decrease in other income is primarily due to the decrease in the joint venture’s income.
     Income tax expense totaled $9.4 million in the first quarter of 2009, and the effective tax rate was 28.7% compared to 30.8% in the same quarter in 2008. The decrease in the effective tax rate is primarily a result of a lower tax rate from foreign operations.
     For the first quarter of 2009, net income decreased by $19.4 million to $23.3 million compared to $42.7 million in the first quarter of 2008. Diluted earnings per share was $0.55 for the first quarter of 2009 compared with $0.97 per diluted share for the first quarter of 2008. The decrease in net income was primarily due to the decline in sales attributable to the weak market conditions.
Liquidity and Capital Resources
     Total assets were $2.6 billion at March 31, 2009, compared to $2.7 billion at December 31, 2008. The $147.2 million decrease in total assets was principally attributable to the decrease in accounts receivable and inventory of $103.6 million and $44.6 million, respectively. These reductions were due to the decrease in sales activity. Total liabilities at March 31, 2009 compared to December 31, 2008 decreased by $167.8 million to $1.8 billion. Contributing to the decrease in total liabilities was a decrease in short-term and long-term debt of $94.2 million; a decrease in accounts payable of $47.6 million due to reduced purchasing activity; a decrease in accrued payroll and benefit costs of $16.1 million due to the payment of the 2008 management incentive compensation; and a decrease in bank overdrafts of $11.9 million. Stockholders’ equity increased 2.7% to $775.7 million at March 31, 2009, compared with $755.1 million at December 31, 2008, primarily as a result of net earnings of $23.3 million and stock-based compensation expense of $3.2 million. These increases were partially offset by foreign currency translation adjustments of $6.0 million.
     A possible indicator of impairment is the relationship of a company’s market capitalization to its book value. As of March 31, 2009, our market capitalization exceeded our book value. The persistence or further acceleration of the recent downturn in the global economic conditions and turbulence in financial markets could have a further negative impact on our market capitalization and/or financial performance. Our recent large acquisitions are most sensitive to a decline in financial performance. Therefore, we cannot predict whether or not there will be certain events that could adversely affect the reported value of goodwill and trademarks, which totaled $900.9 million and $900.7 million at March 31, 2009 and December 31, 2008, respectively.
     Our liquidity needs arise from working capital requirements, capital expenditures, acquisitions and debt service obligations. As of March 31, 2009, we had $151.9 million in available borrowing capacity under our revolving credit facility, which combined with our $149.0 million of available borrowing capacity under our Receivables Facility and our invested cash provides us with liquidity of $364.8 million. We believe cash provided by operations and financing activities will be adequate to cover our current operational and business needs.
     The worldwide financial turmoil has had significant impacts on global credit markets. We communicate on a regular basis with our lenders regarding our financial and working capital performance and liquidity position. We are in compliance with all covenants and restrictions as of March 31, 2009. On April 13, 2009, we entered into a $400 million amended and restated receivables purchase agreement. As previously mentioned, the amended and restated Receivables Facility is not subject to renewal until April 2012. In addition, in October 2008 Moody’s Investor Services and Standard & Poor’s affirmed our credit rating and stable outlook.
     Over the next several quarters we expect to maintain working capital productivity, and it is expected that excess cash will be directed primarily at debt reduction. Our near term focus will continue to be on our cost structure, right sizing of the business and maintaining ample liquidity and credit availability. We believe our balance sheet and ability to generate ample cash flow provides us with a durable business model and should allows us to fund expansion needs and growth initiatives in this time of economic contraction while maintaining targeted levels of leverage. To the extent that operating cash flow is materially lower than current levels or external financing sources are not available on terms competitive with those currently available, including increases in interest rates, future liquidity may be adversely affected.

Cash Flow
     Operating Activities. Cash provided by operating activities for the first three months of 2009 totaled $134.6 million compared with $92.0 million of cash generated for the first three months of 2008. Cash provided by operating activities in the first three months of 2009 included net income of $23.3 million and adjustments to net income totaling $18.5 million. The increased level of cash flow is primarily attributable to a decrease in trade and other receivables of $113.9 million resulting from the decrease in sales and a decrease in inventory of $42.9 million. Cash used by operating activities in the first three months of 2009 included: $45.4 million for the decrease in accounts payable, resulting from the decrease in purchasing activity; and $16.1 million for the decrease in accrued payroll and benefit costs, resulting from the payment of the 2008 management incentive compensation. In the first three months of 2008, primary sources of cash were net income of $42.7 million and adjustments to net income totaling $12.2 million; an inventory reduction of $26.9 million; and an accounts payable increase of $23.4 million, resulting from the increase in the cost of sales. Cash used by operating activities in the first three months of 2008 included $16.9 million for the increase in trade and other receivables, resulting from the increase in sales; and $14.5 million for the decrease in accrued payroll and benefit costs, resulting from the payment of the 2007 management incentive compensation.
     Investing Activities. Net cash used by investing activities for the first three months of 2009 was $2.8 million, compared with $48.6 million of net cash provided during the first three months of 2008. Included in 2008 were proceeds of $60.0 million from the partial divestiture of the LADD operations. Capital expenditures were $2.9 million and $11.3 million in the first three months of 2009 and 2008, respectively. The decrease in capital expenditures in 2009 is due to cash management initiatives.
     Financing Activities. Net cash used by financing activities for the first three months of 2009 and 2008 was $110.3 million and $116.1 million, respectively. During the first three months of 2009, borrowings and repayments of long-term debt of $71.0 million and $118.5 million, respectively, were made to our revolving credit facility. Borrowings and repayments of $55.0 million and $105.0 million, respectively, were applied to our Receivables Facility, and there were repayments of $0.4 million to our mortgage financing facility. During the first three months of 2008, borrowings and repayments of long-term debt of $241.5 million and $323.8 million, respectively, were made to our revolving credit facility. Borrowings and repayments of $83.0 million and $80.0 million, respectively, were applied to our Receivables Facility, and there were repayments of $0.3 million to our mortgage financing facility. In addition, during the first three months of 2008, we purchased shares of our common stock under our share repurchase plan for approximately $24.9 million. The exercise of stock-based compensation arrangements resulted in proceeds of $0.1 million and $2.2 million during the first three months of 2009 and 2008, respectively.
Contractual Cash Obligations and Other Commercial Commitments
     There were no material changes in our contractual obligations and other commercial commitments that would require an update to the disclosure provided in our 2008 Annual Report on Form 10-K other than the subsequent events disclosure in Note 13 to the condensed consolidated financial statements.. Management believes that cash generated from operations, together with amounts available under our revolving credit facility and the Receivables Facility, will be sufficient to meet our working capital, capital expenditures and other cash requirements for the foreseeable future. There can be no assurances, however, that this will be or will continue to be the case.
Inflation
     The rate of inflation affects different commodities, the cost of products purchased and ultimately the pricing of our different products and product classes to our customers. As a result of the worldwide financial turmoil, we experienced price deflation during the three months ended March 31, 2009. On an overall basis, our pricing related to deflation comprised an estimated $25.0 million of our sales decline.
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

Impact of Recently Issued Accounting Standards
     In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies whenever other accounting standards require or permit assets or liabilities to be measured at fair value but does not expand the use of fair value to new accounting transactions and does not apply to pronouncements that address share-based payment transactions. On February 12, 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-2, Effective Date of SFAS No. 157. The FSP amends SFAS 157 to delay the effective date of SFAS 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually) to fiscal years beginning after November 15, 2008. Except for the delay for nonfinancial assets and liabilities, SFAS 157 was effective for fiscal years beginning after November 15, 2007. Consistent with its requirements, we adopted SFAS 157 for our financial assets and liabilities on January 1, 2008. Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, bank overdrafts and debt. We believe that the recorded values of our financial instruments, except for long-term debt, approximate fair value because of their nature and respective duration. The partial adoption of SFAS 157 did not impact our financial position, results of operations, or cash flows. On January 1, 2009, we adopted SFAS 157 for our nonfinancial assets and liabilities which include those measured at fair value in goodwill and indefinite lived intangible asset impairment testing, and assets acquired and liabilities assumed in a business combination. The adoption of SFAS 157 for nonfinancial assets and liabilities did not impact our financial position, results of operations or cash flows. However, in the event that we acquire a new business or have an impairment issue related to goodwill or indefinite lived intangible assets, the determination of fair value of the assets and liabilities will be subject to SFAS 157.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”) which establishes additional principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date fair value. SFAS 141R is designed to improve the relevance, representational faithfulness, and comparability of the financial information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R applies prospectively to business combinations for which the acquisition date is in or after the beginning of the first annual reporting period beginning after December 15, 2008. As there were no acquisitions executed in the first quarter of 2009, the adoption of SFAS 141R did not impact our financial position, results of operations or cash flows.
     In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”) which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), and requires additional disclosure. The objective of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other generally accepted accounting principles. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and shall be applied prospectively to intangible assets acquired after the effective date. The adoption of FSP FAS 142-3 did not impact our financial position, results of operations or cash flows.
Forward-Looking Statements
     From time to time in this report and in other written reports and oral statements, references are made to expectations regarding our future performance. When used in this context, the words “anticipates,” “plans,” “believes,” “estimates,” “intends,” “expects,” “projects,” “will” and similar expressions may identify forward-looking statements, although not all forward-looking statements contain such words. Such statements including, but not limited to, our statements regarding our business strategy, growth strategy, productivity and profitability enhancement, new product and service introductions and liquidity and capital resources are based on management’s beliefs, as well as on assumptions made by, and information currently available to, management, and involve various risks and uncertainties, certain of which are beyond our control. Our actual results could differ materially from those expressed in any forward-looking statement made by or on our behalf. In light of these risks and uncertainties there can be no assurance that the forward-looking information will in fact prove to be accurate. Factors that might cause actual results to differ from such forward-looking statements include, but are not limited to, an increase in competition, the amount of outstanding indebtedness, the availability of appropriate acquisition opportunities, availability of key products, functionality of information systems, international operating environments, global and national economic and market factors and other risks that are described in our Annual Report on Form 10-K for our fiscal year ended December 31, 2008, or other documents subsequently filed with the Securities and Exchange Commission. We have undertaken no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures about Market Risks
     There have not been any material changes to our exposures to market risk during the quarter ended March 31, 2009 that would require an update to the disclosures provided in our 2008 Annual Report on Form 10-K.
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
     Changes in Internal Control Over Financial Reporting
     During the first quarter of 2009, there were no changes in our internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     As previously reported in our Annual Report on Form 10-K, we are a co-defendant in a lawsuit filed in a state court in Indiana in which a customer alleges that we sold defective products manufactured or remanufactured by others and is seeking monetary damages in the amount of $52 million. We have denied any liability, continue to believe that we have meritorious defenses and intend to vigorously defend ourselves against these allegations. Accordingly, no liability is recorded for this matter as of March 31, 2009.
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

WESCO International, Inc.
Date: May 6, 2009	/s/ Stephen A. Van Oss
Stephen A. Van Oss
Senior Vice President, Chief Financial and Administrative Officer