Form 10-Q
period 2009-06-30
WESCO INTERNATIONAL INC
filed 2009-08-03
CIK 929008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for at least the past 90 days. Yes ☑ No ☐
          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
          As of July 30, 2009, WESCO International, Inc. had 42,245,061 shares of common stock outstanding.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

Page

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008 (unaudited)	2
Condensed Consolidated Statements of Income for the three months and six months ended June 30, 2009 and 2008 (unaudited)	3
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and 2008 (unaudited)	4
Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosures About Market Risk	25

Item 4. Controls and Procedures	25

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	26

Item 4. Submissions of Matters to a Vote of Security Holders	26

Item 6. Exhibits	27

Signatures and Certifications
EX-31.1
EX-31.2
EX-32.1
EX-32.2

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
Amounts in thousands, except share data	2009	2008

Assets
Current Assets:
Cash and cash equivalents	$103,290	$86,338
Trade accounts receivable, net of allowance for doubtful accounts of $21,349 and $19,665 in 2009 and 2008, respectively	680,499	791,356
Other accounts receivable	40,211	42,758
Inventories, net	516,738	605,678
Current deferred income taxes	2,878	2,857
Income taxes receivable	21,812	18,661
Prepaid expenses and other current assets	14,346	10,015

Total current assets	1,379,774	1,557,663

Property, buildings and equipment, net	117,166	119,223
Intangible assets, net	84,984	88,689
Goodwill	863,173	862,778
Investment in subsidiary	45,112	46,251
Deferred income taxes	17,336	16,811
Other assets	12,023	28,446

Total assets	$2,519,568	$2,719,861

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$487,541	$556,502
Accrued payroll and benefit costs	26,074	49,753
Short-term debt	—	295,000
Current portion of long-term debt	3,872	3,823
Bank overdrafts	21,180	30,367
Current deferred income taxes	1,601	1,516
Other current liabilities	59,998	69,048

Total current liabilities	600,266	1,006,009

Long-term debt, net of discount of $32,810 and $40,501 in 2009 and 2008, respectively	929,905	801,427
Deferred income taxes	142,218	136,736
Other noncurrent liabilities	25,585	20,585

Total liabilities	$1,697,974	$1,964,757

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $.01 par value; 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 210,000,000 shares authorized, 55,827,671 and 55,788,620 shares issued and 42,278,390 and 42,239,962 shares outstanding in 2009 and 2008, respectively	558	557
Class B nonvoting convertible common stock, $.01 par value; 20,000,000 shares authorized, 4,339,431 issued and no shares outstanding in 2009 and 2008, respectively	43	43
Additional capital	892,805	886,019
Retained earnings	526,827	477,111
Treasury stock, at cost; 17,888,712 and 17,888,089 shares in 2009 and 2008, respectively	(590,306)	(590,288)
Accumulated other comprehensive income	(8,333)	(18,338)

Total stockholders’ equity	821,594	755,104

Total liabilities and stockholders’ equity	$2,519,568	$2,719,861

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Amounts in thousands, except per share data	2009	2008 (1)	2009	2008 (1)

Net sales	$1,159,218	$1,587,753	$2,338,807	$3,052,960
Cost of goods sold (excluding depreciation and amortization below)	935,306	1,277,423	1,876,763	2,446,985
Selling, general and administrative expenses	169,914	206,802	357,347	418,442
Depreciation and amortization	6,360	6,692	13,516	13,625

Income from operations	47,638	96,836	91,181	173,908

Interest expense, net	13,821	16,057	26,350	34,141
Other income	(1,101)	(2,638)	(2,727)	(5,383)

Income before income taxes	34,918	83,417	67,558	145,150

Provision for income taxes	8,464	25,430	17,842	44,472

Net income	$26,454	$57,987	$49,716	$100,678

Earnings per share :
Basic	$0.63	$1.36	$1.18	$2.36

Diluted	$0.62	$1.33	$1.17	$2.30

(1)	The balances reported for the three months and six months ended June 30, 2008 have been revised as a result of the retrospective application of FSP ABP 14-1 on January 1, 2009 (see Note 3 Accounting for Convertible Debt Instruments).
The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30,
Amounts in thousands	2009	2008 (1)

Operating Activities:
Net income	$49,716	$100,678
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,516	13,625
Amortization of debt issuance costs	2,029	1,680
Amortization of debt discount	7,691	7,256
Deferred income taxes	5,433	(7,931)
Stock-based compensation expense	6,319	6,466
Gain on sale of property, buildings and equipment	(362)	(2,216)
Loss on sale of subsidiary	—	3,005
Equity income, net of distributions in 2009 and 2008 of $3,395 and $2,769, respectively	668	(2,614)
Excess tax benefit from stock-based compensation	(155)	(9,408)
Interest related to uncertain tax positions	597	632
Changes in assets and liabilities
Trade and other receivables, net	132,937	(70,082)
Inventories, net	92,011	(3,867)
Prepaid expenses and other current assets	(5,580)	26,051
Accounts payable	(72,623)	96,886
Accrued payroll and benefit costs	(23,831)	(11,686)
Other current and noncurrent liabilities	(3,664)	(7,721)

Net cash provided by operating activities	204,702	140,754

Investing Activities:
Capital expenditures	(6,224)	(19,603)
Acquisition payments	(122)	(3,251)
Proceeds from sale of subsidiary	—	60,000
Equity distribution	1,039	—
Proceeds from sale of assets	98	3,809

Net cash (used) provided by investing activities	(5,209)	40,955

Financing Activities:
Short-term borrowings, net	—	20,000
Proceeds from issuance of long-term debt	248,200	369,400
Repayments of long-term debt	(422,066)	(460,676)
Debt issuance costs	(1,890)	(45)
Proceeds from the exercise of stock options	312	9,370
Excess tax benefit from stock-based compensation	155	9,408
Repurchase of common stock	(18)	(64,815)
Decrease in bank overdrafts	(9,188)	(19,137)
Payments on capital lease obligations	(1,027)	(930)

Net cash used by financing activities	(185,522)	(137,425)

Effect of exchange rate changes on cash and cash equivalents	2,981	(1,049)

Net change in cash and cash equivalents	16,952	43,235
Cash and cash equivalents at the beginning of period	86,338	72,297

Cash and cash equivalents at the end of period	$103,290	$115,532

Supplemental disclosures:
Non-cash investing and financing activities:
Property, buildings and equipment acquired through capital leases	728	1,442

(1)	The balances reported for the six months ended June 30, 2008 have been revised as a result of the retrospective application of FSP ABP 14-1 on January 1, 2009. (see Note 3 Accounting for Convertible Debt Instruments).
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
2. ACCOUNTING POLICIES
     Basis of Presentation
     The unaudited condensed consolidated financial statements of WESCO have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in WESCO’s Current Report on Form 8-K dated July 27, 2009 filed with the SEC. The December 31, 2008 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.
     The unaudited condensed consolidated balance sheet as of June 30, 2009, the unaudited condensed consolidated statements of income for the three and six months ended June 30, 2009 and 2008, respectively, and the unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2009 and 2008, respectively, in the opinion of management, have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair statement of the results of the interim periods. All adjustments reflected in the unaudited condensed consolidated financial statements are of a normal recurring nature unless indicated. Results for the interim periods presented are not necessarily indicative of the results to be expected for the full year.
     Reclassification
     Certain prior period balances within the balance sheet have been reclassified to conform with current year presentation.
     Recent Accounting Pronouncements
     In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification (the “Codification”) and The Hierarchy of Generally Accepted Accounting Principles. The Codification will become the single source of authoritative nongovernmental U.S. GAAP. The Codification does not change current U.S. GAAP but, is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification will supersede all existing accounting and reporting standards and all other accounting literature not included in the Codification will become nonauthoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification is effective for WESCO during the interim period ending September 30, 2009 and will not have an impact on WESCO’s financial position, results of operations or cash flows.

3. ACCOUNTING FOR CONVERTIBLE DEBT INSTRUMENTS
     On January 1, 2009, WESCO retrospectively applied the provisions of FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”), to its 2.625% Convertible Senior Debentures due 2025 (the “2025 Debentures”) and 1.75% Convertible Senior Debentures due 2026 (the “2026 Debentures” and together with the 2025 Debentures, the “Debentures”). Prior to the adoption of FSP APB 14-1, WESCO accounted for its convertible debt instruments solely as long-term debt. FSP APB 14-1 requires an issuer of certain convertible debt instruments to separately account for the liability and equity components of convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate. This accounting treatment results in an increase in non-cash interest reported in the financial statements, a decrease in long-term debt, an increase in equity and an increase in deferred income taxes.
     Proceeds of $150 million and $300 million were received in connection with the issuance of the 2025 Debentures and 2026 Debentures, respectively. WESCO utilized an interest rate of 6.0% for both the 2025 Debentures and 2026 Debentures to reflect the non-convertible market rate of its offerings upon issuance, which resulted in discounts of $21.3 million and $53.7 million, respectively, to the convertible note balances and a net increase in additional capital of $12.3 million and $31.2 million, respectively. In addition, financing costs related to the issuance of the Debentures were allocated between the debt and equity components. The debt discounts are being amortized over a five- year period. The amortization period ends on October 15, 2010 for the 2025 Debentures and November 15, 2011 for the 2026 Debentures. Debt discount amortization of $7.7 million will be recognized over the remainder of 2009, $15.0 million in 2010, and $10.1 million in 2011.
     As of June 30, 2009, the unamortized discount for the 2025 Debentures and 2026 Debentures was $5.8 million and $27.0 million, respectively. As of December 31, 2008, the unamortized discount for the 2025 Debentures and 2026 Debentures was $8.1 million and $32.4 million, respectively. The net carrying amounts of the liability components are classified as long-term debt in the consolidated balance sheets.
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
     As described above, the Debentures accrue interest as an effective interest rate of 6.0%. For the three months ended June 30, 2009 and 2008, interest expense for the 2025 Debentures and 2026 Debentures totaled $6.1 million and $5.9 million, respectively, of which $3.8 million and $3.6 million, respectively, was non-cash interest. For the six months ended June 30, 2009 and 2008, interest expense for the 2025 Debentures and 2026 Debentures totaled $12.3 million and $11.8 million, respectively, of which $7.7 million and $7.3 million, respectively, was non-cash interest.
     The following table provides the effect of applying FSP APB 14-1 on individual line items in the 2008 financial statements:

	Previously Reported	Revised
	Three Months Ended	Three Months Ended
	June 30,	June 30,
	2008	2008
Condensed Consolidated Statement of Income
Interest expense, net	$12,538	$16,057
Income before income taxes	86,936	83,417
Provision for income taxes	26,809	25,430
Net Income	60,127	57,987
Earnings per share:
Basic	1.41	1.36
Diluted	1.38	1.33

	Previously Reported	Revised
	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2008	2008
Condensed Consolidated Statement of Income
Interest expense, net	$27,103	$34,141
Income before income taxes	152,188	145,150
Provision for income taxes	47,231	44,472
Net Income	104,957	100,678
Earnings per share:
Basic	2.46	2.36
Diluted	2.39	2.30

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2008	2008
Condensed Consolidated Statement of Cash Flows
Net income	$104,957	$100,678
Adjustments to net income:
Amortization of debt issuance costs	1,898	1,680
Amortization of debt discount	—	7,256
Deferred income taxes	(5,172)	(7,931)
Net cash provided by operating activities	140,754	140,754
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
     During the three months ended June 30, 2009 and 2008 and six months ended June 30, 2009 and 2008, WESCO granted the following stock-settled stock appreciation rights at the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Stock-settled appreciations rights granted	1,700	23,309	1,700	25,109
Risk free interest rate	2.0%	2.7%	2.0%	2.7%
Expected life	4.5 years	4 years	4.5 years	4 years
Expected volatility	50%	38%	50%	38%
     For the three and six months ended June 30, 2009 and 2008, the weighted average fair value per equity award granted was $10.86 and $12.80, respectively.
          WESCO recognized $3.2 million of non-cash stock-based compensation expense, which is included in selling, general and administrative expenses, for the three months ended June 30, 2009 and 2008. WESCO recognized $6.3 million and $6.5 million of non-cash stock-based compensation expense, which is included in selling, general and administrative expenses, for the six months ended June 30, 2009 and 2008, respectively. As of June 30, 2009, there was $12.3 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements for all awards previously made, of which approximately $4.1 million is expected to be recognized over the remainder of 2009, $6.1 million in 2010, $2.0 million in 2011 and less than $0.1 million in 2012.
          During the six months ended June 30, 2009 and 2008, the total intrinsic value of awards exercised was $0.6 million and $25.7 million, respectively, and the total amount of cash received from the exercise of options was $0.3 million and $9.4 million, respectively. The tax benefit associated with the exercise of awards for the three months ended June 30, 2009 and 2008 totaled $0.2 million and $9.4 million, respectively, and was recorded as a credit to additional paid-in capital.

     The following table sets forth a summary of both stock options and stock-settled appreciation rights and related information for the six months ended June 30, 2009:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic Value
	Awards	Price	(In Years)	(In Thousands)
Outstanding at December 31, 2008	3,933,035	$36.44
Granted	1,700	25.18
Exercised	(47,587)	11.60
Forfeited	(99,343)	43.37

Outstanding at June 30, 2009	3,787,805	36.56	6.4	$12,276

Exercisable at June 30, 2009	2,368,672	$29.68	5.1	$12,239

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
     The following table sets forth the details of basic and diluted earnings per share:

	Three Months Ended
	June 30,
Amounts in thousands, except share and per share data	2009	2008
Net income reported(1)	$26,454	$57,987

Weighted average common shares outstanding used in computing basic earnings per share	42,267,444	42,502,707
Common shares issuable upon exercise of dilutive stock options	473,656	1,114,188

Weighted average common shares outstanding and common share equivalents used in computing diluted earnings per share	42,741,100	43,616,895

Earnings per share: (1)
Basic	$0.63	$1.36
Diluted	$0.62	$1.33

(1)	As a result of the retrospective application of FSP ABP 14-1 on January 1, 2009, net income and earnings per share were revised for the three months ended June 30, 2008 (see Note 3 Accounting for Convertible Debt Instruments).

	Six Months Ended
	June 30,
Amounts in thousands, except share and per share data	2009	2008
Net income reported(1)	$49,716	$100,678

Weighted average common shares outstanding used in computing basic earnings per share	42,257,177	42,622,262
Common shares issuable upon exercise of dilutive stock options	359,913	1,204,982

Weighted average common shares outstanding and common share equivalents used in computing diluted earnings per share	42,617,090	43,827,244

Earnings per share: (1)
Basic	$1.18	$2.36
Diluted	$1.17	$2.30

(1)	As a result of the retrospective application of FSP ABP 14-1 on January 1, 2009, net income and earnings per share were revised for the six months ended June 30, 2008 (see Note 3 Accounting for Convertible Debt Instruments).
     For the three months ended June 30, 2009 and 2008, the computation of diluted earnings per share excluded stock-settled stock appreciation rights of approximately 2.6 million and 1.1 million, respectively, at weighted average exercise prices of $47 per share and $63 per share, respectively. For the six months ended June 30, 2009 and 2008, the computation of diluted earnings per share excluded stock-settled stock appreciation rights of approximately 3.0 million and 1.1 million, respectively, at weighted average exercise prices of $43 per share and $63 per share, respectively. These amounts were excluded because their effect would have been antidilutive.
     Under EITF Issue No. 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share, and EITF Issue No. 90-19, Convertible Bonds with Issuer Option to Settle for Cash upon Conversion, and because of WESCO’s obligation to settle the par value of the 2025 Debentures and the 2026 Debentures (collectively, the “Debentures”) in cash, WESCO is not required to include any shares underlying the Debentures in its diluted weighted average shares outstanding until the average stock price per share for the period exceeds the conversion price of the respective Debentures. At such time, only the number of shares that would be issuable (under the treasury stock method of accounting for share dilution) would be included, which is based upon the amount by which the average stock price exceeds the conversion price. The conversion prices of the 2026 Debentures and 2025 Debentures are $88.15 and $41.86, respectively. Share dilution is limited to a maximum of 3,403,110 shares for the 2026 Debentures and 3,583,080 shares for the 2025 Debentures. Since the average stock price for the three and six month periods ended June 30, 2009 and 2008 was less than the conversion prices, there was no impact of the Debentures on diluted earnings per share.
6. ACCOUNTS RECEIVABLE SECURITIZATION
     On April 13, 2009, WESCO Distribution entered into an amendment and restatement of its existing accounts receivable securitization facility (the “Receivables Facility”), pursuant to the terms and conditions of the Third Amended and Restated Receivables Purchase Agreement, dated as of April 13, 2009 (the “Restated Agreement”), by and among WESCO Receivables Corp., WESCO Distribution, the Purchasers and Purchaser Agents party thereto and PNC Bank, National Association (as successor to Wachovia Capital Markets, LLC), as Administrator. The Restated Agreement decreases the purchase commitment under the Receivables Facility from $500 million to $400 million, subject to the right of WESCO Distribution to increase the purchase commitment from time to time up to $450 million with the voluntary participation of existing Purchasers and/or the addition of new Purchasers to fund such increase. The Restated Agreement also extends the term of the Receivables Facility to April 13, 2012; accordingly, the outstanding borrowings under the Receivables Facility are classified as long-term debt in the consolidated balance sheet. The outstanding borrowings as of December 31, 2008 are classified as short-term debt because prior to the Restated Agreement third party conduits and financial institutions could under certain conditions require WESCO Distribution to repay all or a portion of the outstanding amount.
     Under the Receivables Facility, WESCO Distribution and certain of its domestic subsidiaries sell, on a continuous basis, an undivided interest in all domestic accounts receivable to WESCO Receivables Corp., a wholly-owned special purpose entity (the “SPE”). The SPE sells, without recourse, a senior undivided interest in the receivables to third-party conduits and financial institutions for cash while maintaining a subordinated undivided interest in the receivables, in the form of overcollateralization. WESCO Distribution has agreed to continue servicing the sold receivables for the third-party conduits and financial institutions at market rates; accordingly, no servicing asset or liability has been recorded.

     As of June 30, 2009 and December 31, 2008, accounts receivable eligible for securitization totaled $467.5 million and $602.9 million, respectively. The consolidated balance sheets as of June 30, 2009 and December 31, 2008 reflect $125.0 million and $295.0 million, respectively, of account receivable balances legally sold to third party conduits and financial institutions, as well as borrowings for equal amounts. At June 30, 2009, the interest rate on borrowings under this facility was approximately 4.1%.
7. EQUITY INVESTMENT
     During the first quarter of 2008, WESCO and Deutsch Engineered Connecting Devices, Inc. (“Deutsch”) completed a transaction with respect to WESCO’s LADD operations, which resulted in a joint venture in which Deutsch owns a 60% interest and WESCO owns a 40% interest. Deutsch paid to WESCO aggregate consideration of approximately $75 million, consisting of $60 million in cash plus a $15 million promissory note, which is included in other accounts receivable in the consolidated balance sheet. Deutsch is entitled, but not obliged, to acquire the remaining 40% after January 1, 2010. As a result of this transaction, WESCO recognized an after-tax loss of approximately $2.1 million during the first quarter of 2008. WESCO accounts for its investment in the joint venture using the equity method of accounting as prescribed by Accounting Principles Board No. 18, The Equity Method of Accounting for Investments in Common Stock. Accordingly, earnings from the joint venture are recorded as other income in the consolidated statement of income.
8. EMPLOYEE BENEFIT PLANS
     A majority of WESCO’s employees are covered by defined contribution retirement savings plans for their services rendered subsequent to WESCO’s formation. WESCO also offers a deferred compensation plan for select individuals. For U.S. participants, WESCO will make contributions in an amount equal to 50% of the participant’s total monthly contributions, a matching contribution, up to a maximum of 6% of eligible compensation. For Canadian participants, WESCO will make contributions in an amount ranging from 1% to 7% of the participant’s eligible compensation based on years of continuous service. In addition, employer contributions may be made at the discretion of the Board of Directors. For the six months ended June 30, 2009 and 2008, WESCO incurred charges of $5.0 million and $12.3 million, respectively, for all such plans. Effective August 1, 2009, WESCO suspended all discretionary contributions. Contributions are made in cash to employee retirement savings plan accounts. Employees then have the option to transfer balances allocated to their accounts into any of the available investment options, including WESCO common stock.
9. COMMITMENTS AND CONTINGENCIES
     WESCO is a co-defendant in a lawsuit filed in a state court in Indiana in which a customer alleges that WESCO sold defective products manufactured or remanufactured by others and is seeking monetary damages in the amount of $52 million. WESCO has denied any liability, believes that it has meritorious defenses and intends to vigorously defend itself against these allegations. Accordingly, no liability is recorded for this matter as of June 30, 2009.
10. COMPREHENSIVE INCOME
     The following tables set forth comprehensive income and its components:

	Three Months Ended
	June 30,
Amounts in thousands	2009	2008 (1)
Net income	$24,454	$57,987
Foreign currency translation adjustment	16,011	2,324

Comprehensive income	$40,465	$60,311

(1)	As a result of the retrospective application of FSP ABP 14-1 on January 1, 2009, net income and comprehensive income were revised for the three months ended June 30, 2008 (see Note 3 Accounting for Convertible Debt Instruments).

	Six Months Ended
	June 30,
Amounts in thousands	2009	2008 (1)
Net income	$49,716	$100,678
Foreign currency translation adjustment	10,005	(4,433)

Comprehensive income	$59,721	$96,245

(1)	As a result of the retrospective application of FSP ABP 14-1 on January 1, 2009, net income and comprehensive income were revised for the six months ended June 30, 2008 (see Note 3 Accounting for Convertible Debt Instruments).

11. SHARE REPURCHASE PLAN
     On September 28, 2007, WESCO announced that its Board of Directors authorized a stock repurchase program in the amount of up to $400 million with an expiration date of September 30, 2009. The shares may be repurchased from time to time in the open market or through privately negotiated transactions. The stock repurchase program may be implemented or discontinued at any time by WESCO. No shares were repurchased during the three or six months ended June 30, 2009.
12. INCOME TAXES
     The following tables set forth the reconciliation between the federal statutory income tax rate and the effective rate:

	Three Months Ended
	June 30,
	2009	2008 (2)
Federal statutory rate	35.0%	35.0%
State taxes, net of federal tax benefit	2.2	2.0
Nondeductible expenses	1.1	0.6
Domestic tax benefit from foreign operations	(1.4)	(0.4)
Foreign tax rate differences(1)	(12.8)	(7.8)
Domestic production activity deduction	(0.6)	(0.2)
Adjustment related to uncertain tax positions	0.8	1.0
Other	(0.1)	0.3

	24.2%	30.5%

	Six Months Ended
	June 30,
	2009	2008 (2)
Federal statutory rate	35.0%	35.0%
State taxes, net of federal tax benefit	2.6	2.2
Nondeductible expenses	0.7	0.5
Domestic tax benefit from foreign operations	(1.1)	(0.4)
Foreign tax rate differences(1)	(10.5)	(7.2)
Domestic production activity deduction	(0.5)	(0.2)
Adjustment related to uncertain tax positions	0.6	0.4
Other	(0.4)	0.3

	26.4%	30.6%

(1)	Includes a benefit of $4.3 million and $5.9 million for the three months ended June 30, 2009 and 2008, respectively, and $6.7 million and $9.4 million for the six months ended June 30, 2009 and 2008, respectively, from the recapitalization of Canadian operations.

(2)	As a result of the retrospective application of FSP ABP 14-1 on January 1, 2009, the effective rate was revised for the three and six months ended June 30, 2009 (see Note 3 Accounting for Convertible Debt Instruments).
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

     The total amounts of unrecognized tax benefits were $8.1 million and $7.5 million as of June 30, 2009 and December 31, 2008, respectively. If these tax benefits were recognized in the consolidated financial statements, the portion of these amounts that would reduce the Company’s effective tax rate would be $6.9 million and $6.3 million, respectively. WESCO records interest related to uncertain tax positions as a part of interest expense in the consolidated statement of income. Any penalties are recognized as part of income tax expense. As of June 30, 2009 and December 31, 2008, WESCO had an accrued liability of $4.1 million and $3.5 million, respectively, for interest related to uncertain tax positions. There were no penalties recorded during the three and six months ended June 30, 2009.
13. OTHER FINANCIAL INFORMATION
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
     Condensed consolidating financial information for WESCO International, Inc., WESCO Distribution and the non-guarantor subsidiaries is as follows:

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS

	June 30, 2009
	(In thousands)
				Consolidating
	WESCO	WESCO	Non-Guarantor	and Eliminating
	International, Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Cash and cash equivalents	$(3)	$23,154	$80,139	$—	$103,290
Trade accounts receivable, net	—	—	680,499	—	680,499
Inventories, net	—	325,785	190,953	—	516,738
Other current assets	—	26,020	53,227	—	79,247

Total current assets	(3)	374,959	1,004,818	—	1,379,774
Intercompany receivables, net	—	(1,261,197)	1,749,172	(487,975)	—
Property, buildings and equipment, net	—	44,548	72,618	—	117,166
Intangible assets, net	—	9,126	75,858	—	84,984
Goodwill and other intangibles, net	—	395,546	467,627	—	863,173
Investments in affiliates and other noncurrent assets	1,726,762	3,121,231	24,972	(4,798,494)	74,471

Total assets	1,726,759	$2,684,213	$3,395,065	$(5,286,469)	$2,519,568

Accounts payable	$—	$405,837	$81,704	$—	$487,541
Short-term debt	—	—	—	—	—
Other current liabilities	—	37,866	74,859	—	112,725

Total current liabilities	—	443,703	156,563	—	600,266
Intercompany payables, net	487,975	—	—	(487,975)	—
Long-term debt	417,190	347,690	165,025	—	929,905
Other noncurrent liabilities	—	165,946	1,857	—	167,803
Stockholders’ equity	821,594	1,726,874	3,071,620	(4,798,494)	821,594

Total liabilities and stockholders’ equity	$1,726,759	$2,684,213	$3,395,065	$(5,286,469)	$2,519,568

	December 31, 2008
	(In thousands)
				Consolidating
	WESCO	WESCO	Non-Guarantor	and Eliminating
	International, Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Cash and cash equivalents	$—	$18,453	$67,885	$—	$86,338
Trade accounts receivable, net	—	—	791,356	—	791,356
Inventories, net	—	421,178	184,500	—	605,678
Other current assets	(12,100)	44,469	41,922	—	74,291

Total current assets	(12,100)	484,100	1,085,663	—	1,557,663
Intercompany receivables, net	—	(1,367,199)	1,862,220	(495,021)	—
Property, buildings and equipment, net	—	46,389	72,834	—	119,223
Intangible assets, net	—	9,549	79,140	—	88,689
Goodwill and other intangibles, net	—	395,546	467,232	—	862,778
Investments in affiliates and other noncurrent assets	1,671,724	3,074,554	19,133	(4,673,903)	91,508

Total assets	$1,659,624	$2,642,939	$3,586,222	$(5,168,924)	$2,719,861

Accounts payable	$—	$433,636	$122,866	$—	$556,502
Short-term debt	—	—	295,000	—	295,000
Other current liabilities	—	80,786	73,721	—	154,507

Total current liabilities	—	514,422	491,587	—	1,006,009
Intercompany payables, net	495,021	—	—	(495,021)	—
Long-term debt	409,499	350,601	41,327	—	801,427
Other noncurrent liabilities	—	111,422	45,899	—	157,321
Stockholders’ equity	755,104	1,666,494	3,007,409	(4,673,903)	755,104

Total liabilities and stockholders’ equity	$1,659,624	$2,642,939	$3,586,222	$(5,168,924)	$2,719,861

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Three Months Ended June 30, 2009
	(In thousands)
				Consolidating
	WESCO	WESCO	Non-Guarantor	and Eliminating
	International, Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Net sales	$—	$785,493	$373,725	$—	$1,159,218
Cost of goods sold	—	638,641	296,665	—	935,306
Selling, general and administrative expenses	2	129,201	40,711	—	169,914
Depreciation and amortization	—	6,605	(245)	—	6,360
Results of affiliates’ operations	26,745	46,910	—	(73,655)	—
Interest expense, net	289	28,022	(14,490)	—	13,821
Other income	—	(1,101)	—	—	(1,101)
Provision for income taxes	—	4,290	4,174	—	8,464

Net income	$26,454	$26,745	$46,910	$(73,655)	$26,454

	Three Months Ended June 30, 2008 (1)
	(In thousands)
				Consolidating
	WESCO	WESCO	Non-Guarantor	and Eliminating
	International, Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Net sales	$—	$1,142,129	$445,624	$—	$1,587,753
Cost of goods sold	—	932,055	345,368	—	1,277,423
Selling, general and administrative expenses	2	161,493	45,307	—	206,802
Depreciation and amortization	—	3,540	3,152	—	6,692
Results of affiliates’ operations	55,839	34,814	—	(90,653)	—
Interest (income) expense, net	(2,150)	6,048	12,159	—	16,057
Other income	—	(2,638)	—	—	(2,638)
Provision for income taxes	—	20,606	4,824	—	25,430

Net income	$57,987	$55,839	$34,814	$(90,653)	$57,987

(1)	The balances reported for the three months ended June 30, 2008 have been revised as a result of the retrospective application of FSP ABP 14-1 on January 1, 2009 (see Note 3 Accounting for Convertible Debt Instruments).

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Six Months Ended June 30, 2009
	(In thousands)
				Consolidating
	WESCO	WESCO	Non-Guarantor	and Eliminating
	International, Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Net sales	$—	$1,620,362	$718,445	$—	$2,338,807
Cost of goods sold	—	1,311,366	565,397	—	1,876,763
Selling, general and administrative expenses	4	274,834	82,509	—	357,347
Depreciation and amortization	—	10,199	3,317	—	13,516
Results of affiliates’ operations	50,374	64,210	—	(114,584)	—
Interest expense, net	654	31,556	(5,860)	—	26,350
Other income	—	(2,727)	—	—	(2,727)
Provision for income taxes	—	8,970	8,872	—	17,842

Net income	$49,716	$50,374	$64,210	$(114,584)	$49,716

	Six Months Ended June 30, 2008 (1)
	(In thousands)
				Consolidating
	WESCO	WESCO	Non-Guarantor	and Eliminating
	International, Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Net sales	$—	$2,177,643	$875,317	$—	$3,052,960
Cost of goods sold	—	1,768,537	678,448	—	2,446,985
Selling, general and administrative expenses	4	331,137	87,301	—	418,442
Depreciation and amortization	—	7,315	6,310	—	13,625
Results of affiliates’ operations	95,079	70,220	—	(165,299)	—
Interest (income) expense, net	(5,603)	15,858	23,886	—	34,141
Other income	—	(5,383)	—	—	(5,383)
Provision for income taxes	—	35,320	9,152	—	44,472

Net income	$100,678	$95,079	$70,220	$(165,299)	$100,678

(1)	The balances reported for the six months ended June 30, 2008 have been revised as a result of the retrospective application of FSP ABP 14-1 on January 1, 2009 (see Note 3 Accounting for Convertible Debt Instruments).

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2009
	(In thousands)
				Consolidating
	WESCO	WESCO	Non-Guarantor	and Eliminating
	International, Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Net cash provided by operating activities	$6,594	$185,789	$12,319	$—	$204,702
Investing activities:
Capital expenditures	—	(5,826)	(398)	—	(6,224)
Acquisition payments	—	(122)	—	—	(122)
Equity income, net of distributions	—	1,039	—	—	1,039
Other	—	98	—	—	98

Net cash used by investing activities	—	(4,811)	(398)	—	(5,209)
Financing activities:
Net repayments	(7,046)	(166,062)	(758)	—	(173,866)
Equity transactions	449	—	—	—	449
Other	—	(10,215)	(1,890)	—	(12,105)

Net cash used by financing activities	(6,597)	(176,277)	(2,648)	—	(185,522)

Effect of exchange rate changes on cash and cash equivalents	—	—	2,981	—	2,981

Net change in cash and cash equivalents	(3)	4,701	12,254	—	16,952
Cash and cash equivalents at the beginning of year	—	18,453	67,885	—	86,338

Cash and cash equivalents at the end of period	$(3)	$23,154	$80,139	$—	$103,290

	Six Months Ended June 30, 2008 (1)
	(In thousands)
				Consolidating
	WESCO	WESCO	Non-Guarantor	and Eliminating
	International, Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Net cash (used) provided by operating activities	$(1,393)	$113,391	$28,756	$—	$140,754
Investing activities:
Capital expenditures	—	(18,870)	(733)	—	(19,603)
Acquisition payments	—	(3,251)	—	—	(3,251)
Proceeds from sale of subsidiary	—	60,000	—	—	60,000
Other	—	3,809	—	—	3,809

Net cash provided (used) by investing activities	—	41,688	(733)	—	40,955
Financing activities:
Net borrowings (repayments)	47,439	(118,035)	(680)	—	(71,276)
Equity transactions	(46,037)	—	—	—	(46,037)
Other	—	(20,067)	(45)	—	(20,112)

Net cash provided (used) by financing activities	1,402	(138,102)	(725)	—	(137,425)

Effect of exchange rate changes on cash and cash equivalents	—	—	(1,049)	—	(1,049)

Net change in cash and cash equivalents	9	16,977	26,249	—	43,235
Cash and cash equivalents at the beginning of year	(7)	32,140	40,164	—	72,297

Cash and cash equivalents at the end of period	$2	$49,117	$66,413	$—	$115,532

(1)	The balances reported for net cash (used) provided by operating activities for the six months ended June 30, 2008 have been revised as a result of the retrospective application of FSP ABP 14-1 on January 1, 2009 (see Note 3 Accounting for Convertible Debt Instruments).

14. SUBSEQUENT EVENTS
     On July 27, 2009, WESCO International, Inc. announced that it has commenced an exchange offer (the “Exchange Offer”) for its outstanding 2026 Debentures and its 2025 Debentures.
     Upon the terms and subject to the conditions of the Exchange Offer, WESCO International, Inc. is offering to exchange $960 principal amount of its 6.00% Convertible Senior Debentures due 2029 (the “2029 Debentures”) for each $1,000 principal amount of its 2026 Debentures, and $1,010 principal amount of its 2029 Debentures for each $1,000 principal amount of 2025 Debentures, provided that the maximum aggregate principal amount of 2029 Debentures that it will issue is $345,000,000 (the “Maximum Issue Amount”). WESCO International, Inc. will also pay in cash accrued and unpaid interest on 2026 Debentures and 2025 Debentures accepted for exchange from the last applicable interest payment date to, but excluding, the date on which the exchange of 2026 Debentures and 2025 Debentures accepted for exchange is settled.
     The aggregate principal amount of 2026 Debentures and 2025 Debentures that are accepted for exchange will be based on the acceptance priority for such series. WESCO International, Inc. will accept for purchase (1) first, any and all of the 2026 Debentures validly tendered and not validly withdrawn and (2) second, the maximum aggregate principal amount of 2025 Debentures validly tendered and not validly withdrawn on a pro rata basis, such that the aggregate principal amount of 2029 Debentures issued in the Exchange Offer for 2026 Debentures and 2025 Debentures does not exceed the Maximum Issue Amount.
     The Exchange Offer is subject to certain conditions, including that the registration statement relating to the Exchange Offer must be declared effective and not be subject to a stop order or any proceedings for that purpose. The Exchange Offer is also conditioned on a minimum aggregate principal amount of 2026 Debentures and 2025 Debentures being validly tendered and not validly withdrawn such that at least $100,000,000 aggregate principal amount of 2029 Debentures will be issued in the Exchange Offer.
     The Exchange Offer will expire at midnight, New York City time, on August 21, 2009, unless extended or earlier terminated by WESCO International, Inc. ( the “Expiration Date”). Holders may withdraw their tendered 2026 Debentures and 2025 Debentures at any time prior to the Expiration Date. If the initial conversion price of the 2029 Debentures is determined to be the Minimum Conversion Price (as defined below) because the Average VWAP (as defined below) otherwise would result in an initial conversion price of less than $26.25, WESCO International, Inc. will extend the Exchange Offer until midnight, New York City time, on the second trading day following the previously scheduled Expiration Date to permit holders to tender or withdraw their 2026 Debentures or 2025 Debentures during those days.
     Payment of all principal and interest (including contingent interest and additional interest, if any) payable on the 2029 Debentures will be unconditionally guaranteed by WESCO International, Inc.’s subsidiary, WESCO Distribution, Inc. The 2029 Debentures will be WESCO International, Inc.’s senior unsecured obligations, and the guarantee will be an unsecured senior subordinated obligation of WESCO Distribution, Inc.
     The 2029 Debentures will be convertible into cash and, in certain circumstances, shares of our common stock pursuant to the terms of the 2029 Debentures. The initial conversion price will be equal to 125% of the “Average VWAP,” provided that the initial conversion price will in no event be less than $26.25 (the “Minimum Conversion Price”). The “Average VWAP” means the arithmetic average, as determined by WESCO International, Inc., of the Daily VWAP for each trading day during the ten trading day period ending on and including the scheduled Expiration Date for the Exchange Offer, rounded to four decimal places. The “Daily VWAP” for any trading day means the per share volume weighted average price of our common stock on that day as displayed under the heading Bloomberg VWAP on Bloomberg Page WCC.N<Equity>AQR (or its equivalent successor page if such page is not available) in respect of the period from the scheduled open of trading on the relevant trading day until the scheduled close of trading on the relevant trading day (or if such volume weighted average price is unavailable, the market price of one share of WESCO International, Inc. common stock on such trading day determined, using a volume weighted average method, by a nationally recognized investment banking firm retained by WESCO International, Inc. for this purpose). The initial conversion rate will be 1,000 divided by the initial conversion price, rounded to four decimal places. The maximum initial conversion rate is 38.0952 shares of WESCO International, Inc.’s common stock per $1,000 principal amount of 2029 Debentures.

     WESCO International, Inc. has filed a registration statement (the “Registration Statement”) and a tender offer statement relating to the Exchange Offer with the SEC. The Registration Statement has not yet become effective and the 2029 Debentures may not be issued, nor may the Exchange Offer be consummated, prior to the time that the Registration Statement becomes effective.
     As a result of the Exchange Offer, WESCO’s Board of Directors temporarily suspended the previously authorized stock repurchase plan.
     WESCO has performed an evaluation of subsequent events through August 3, 2009, which is the date the financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with the information in the unaudited condensed consolidated financial statements and notes thereto included herein and WESCO International Inc.’s Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in its Current Report on Form 8-K dated July 27, 2009.
Company Overview
     We are a full-line distributor of electrical supplies and equipment and a provider of integrated supply procurement services. We have approximately 400 full service branches and seven distribution centers located in the United States, Canada, Mexico, the United Kingdom, Nigeria, United Arab Emirates, Singapore, Australia and China. We serve approximately 115,000 customers worldwide, offering over 1,000,000 products from more than 23,000 suppliers. Our diverse customer base includes a wide variety of industrial companies; contractors for industrial, commercial and residential projects; utility companies, and commercial, institutional and governmental customers. Approximately 86% of our net sales are generated from operations in the United States, 11% from Canada and the remainder from other countries.
     Our financial results for the first six months of 2009 reflect weak conditions in our markets served, along with aggressive cost reduction actions which were partially offset by unfavorable foreign currency exchange rates, lower commodity prices and an unfavorable sales mix. Sales decreased $714.2 million, or 23.4%, over the same period last year. Cost of goods sold as a percentage of net sales was 80.2% for the first six months of 2009 and 2008. Operating income decreased by $82.7 million, or 47.6%, primarily from the decrease in sales resulting from the decline in end market activity. Net income for the six months ended June 30, 2009 and 2008 was $49.7 million and $100.7 million, respectively.
Cash Flow
     We generated $204.7 million in operating cash flow for the first six months of 2009. Included in this amount was net income of $49.7 million, a decrease in trade and other receivables of $132.9 million, a decrease in inventory of $92.0 million and a decrease in accounts payable of $72.6 million. Investing activities were primarily comprised of capital expenditures which totaled $6.2 million for the first six months of 2009. Financing activities consisted of borrowings and repayments of $193.2 million and $196.2 million, respectively, related to our revolving credit facility, and net repayments of $170.0 million related to our Receivables Facility, whereby we sell, on a continuous basis, an undivided interest in all domestic accounts receivable to WESCO Receivables Corp., a wholly owned SPE.
Financing Availability
     As of June 30, 2009, we had $321.1 million in total available borrowing capacity. The available borrowing capacity under our revolving credit facility was $114.9 million, of which $50.2 million is the U.S. sub-facility borrowing limit and $64.7 million is the Canadian sub-facility borrowing limit. The revolving credit facility does not mature until November 1, 2013. The available borrowing capacity under the Receivables Facility, which was amended and restated on April 13, 2009, was $206.2 million. The Receivables Facility matures on April 13, 2012. In addition, our 2025 Debentures and 2026 Debentures cannot be redeemed or repurchased until October 2010 and November 2011, respectively. For further discussion related to the Debentures refer to Note 14, Subsequent Events of the Notes to our Condensed Consolidated Financial Statements. We increased our cash by $17.0 million to $103.3 million, after taking into account $174.9 million of net debt repayments and $6.2 million of capital expenditures. We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions. For further discussion refer to “Liquidity and Capital Resources.”
Outlook
     We believe that improvements made to our operations and capital structure and actions taken in 2008 and the first six months of 2009, including the amendment and restatement of the accounts receivable securitization facility in April, have helped position the Company to operate effectively in the lower level of activity being experienced in our end markets. Current macroeconomic data and input from internal sales management, customers and suppliers suggest activity levels in our major end markets will continue to be significantly weaker in 2009 compared to that experienced in 2008. We remain confident that our sales and marketing initiatives and our leading market positions will enable the Company to perform better than end markets as we maintain or improve current positions and grow with new customers.

Critical Accounting Policies and Estimates
     Our critical accounting policies are described in the notes to our consolidated financial statements for the year ended December 31, 2008 contained in our Current Report on Form 8-K dated July 27, 2009. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been included in the notes to our Condensed Consolidated Financial Statements for the period ended June 30, 2009.
Results of Operations
Second Quarter of 2009 versus Second Quarter of 2008
     The following table sets forth the percentage relationship to net sales of certain items in our condensed consolidated statements of income for the periods presented:

	Three Months Ended
	June 30,
	2009	2008(1)
Net sales	100.0%	100.0%
Cost of goods sold	80.7	80.5
Selling, general and administrative expenses	14.7	13.0
Depreciation and amortization	0.5	0.4

Income from operations	4.1	6.1
Interest expense	1.2	1.0
Other income	(0.1)	(0.2)

Income before income taxes	3.0	5.3
Provision for income taxes	0.7	1.6

Net income	2.3%	3.7%

(1)	As a result of the retrospective application of FSP ABP 14-1 on January 1, 2009, interest expense, income before income taxes, provision for income taxes and net income were revised for the three months ended June 30, 2008 (see Note 3 to the consolidated financial statements).
     Net sales in the second quarter of 2009 totaled $1,159.2 million versus $1,587.8 million in the comparable period for 2008, a decrease of $428.5 million, or 27.0%, over the same period last year. Sales were negatively impacted by weak market conditions, lower commodity prices, and unfavorable foreign currency exchange rates.
     Cost of goods sold for the second quarter of 2009 was $935.3 million versus $1,277.4 million for the comparable period in 2008, and cost of goods sold as a percentage of net sales was 80.7% in 2009 versus 80.5% in 2008. The increase in the cost of goods sold percentage was due to a shift in sales mix and lower supplier volume rebates.
     Selling, general and administrative (“SG&A”) expenses in the second quarter of 2009 totaled $169.9 million versus $206.8 million in last year’s comparable quarter. The decrease in SG&A expenses is due to aggressive cost reduction actions. As a percentage of net sales, SG&A expenses were 14.7% in the second quarter of 2009 compared to 13.0% in the second quarter of 2008, reflecting a decrease in sales volume.
     SG&A payroll expenses for the second quarter of 2009 of $114.5 million decreased by $28.3 million compared to the same quarter in 2008. The decrease in payroll expenses was primarily due to a decrease in salaries and wages of $11.4 million, a decrease in commission and incentive costs of $6.2 million, a decrease in benefit costs of $8.6 million and a decrease in temporary labor costs of $1.9 million. Other SG&A related payroll expenses decreased $0.2 million.
     The remaining SG&A expenses for the second quarter of 2009 of $55.4 million decreased by approximately $8.6 million compared to same quarter in 2008. Included in this period’s SG&A expenses was a decrease in travel costs of $4.1 million, and a decrease in transportation costs of $3.5 million due to the decrease in sales volume. These decreases were partially offset by an increase in bad debt expense of $1.5 million due to deterioration in the credit worthiness of certain customers. Other SG&A expenses decreased $2.5 million.
     Depreciation and amortization for the second quarter of 2009 was $6.4 million versus $6.7 million in last year’s comparable quarter. The decrease is due to the reduction in capital expenditures in 2009.
     Interest expense totaled $13.8 million for the second quarter of 2009 versus $16.1 million in last year’s comparable quarter, a decrease of 13.9%. Interest expense for the second quarter of 2009 was impacted by both the reduction in interest rates and the decrease in debt. On January 1, 2009, we retrospectively applied the provisions of FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including

Partial Cash Settlement) (“FSP APB 14-1”), for our 2.625% Convertible Senior Debentures due 2025 (the “2025 Debentures”) and 1.75% Convertible Senior Debentures due 2026 (the “2026 Debentures”). This change in accounting treatment results in an increase in non-cash interest reported in the financial statements, a decrease in long-term debt, an increase in equity and an increase in deferred income taxes. Interest expense for the 2025 Debentures and 2026 Debentures totaled $6.1 million and $5.9 million for the three months ended June, 2009 and 2008, respectively, of which $3.8 million and $3.6 million, respectively, was non-cash interest.
     Other income totaled $1.1 million for the second quarter of 2009 versus $2.6 million in the comparable period for 2008. We account for our investment in the LADD joint venture on an equity basis, and earnings are reported as other income in the consolidated statement of income. The decrease in other income is due to the decrease in the joint venture’s income.
     Income tax expense totaled $8.5 million in the second quarter of 2009, and the effective tax rate was 24.2% compared to 30.5% in the same quarter in 2008. The decrease in the effective tax rate is primarily a result of the impact from foreign jurisdictions.
     For the second quarter of 2009, net income decreased by $31.5 million to $26.5 million compared to $58.0 million in the second quarter of 2008. Diluted earnings per share was $0.62 for the second quarter of 2009 compared with $1.33 per diluted share for the second quarter of 2008. The decrease in net income was primarily due to the decline in sales attributable to the weak market conditions.
Six Months Ended June 30, 2009 versus Six Months Ended June 30, 2008
     The following table sets forth the percentage relationship to net sales of certain items in our condensed consolidated statements of income for the periods presented:

	Six Months Ended
	June 30,
	2009	2008(1)
Net sales	100.0%	100.0%
Cost of goods sold	80.2	80.2
Selling, general and administrative expenses	15.3	13.7
Depreciation and amortization	0.6	0.4

Income from operations	3.9	5.7
Interest expense	1.1	1.1
Other income	(0.1)	(0.2)

Income before income taxes	2.9	4.8
Provision for income taxes	0.8	1.5

Net income	2.1%	3.3%

(1)	As a result of the retrospective application of FSP ABP 14-1 on January 1, 2009, interest expense, income before income taxes, provision for income taxes and net income were revised for the six months ended June 30, 2008 (see Note 3 to the consolidated financial statements).
     Net sales in the first six months of 2009 totaled $2,338.8 million versus $3,053.0 million in the comparable period for 2008, a decrease of $714.2 million, or 23.4%, over the same period last year. Sales were negatively impacted by weak market conditions, lower commodity prices, unfavorable foreign currency exchange rates and one less workday in the first six months of 2009 compared to the same period in 2008.
     Cost of goods sold for the first six months of 2009 was $1,876.8 million versus $2,447.0 million for the comparable period in 2008, and cost of goods sold as a percentage of net sales was 80.2% in 2009 and 2008. The cost of goods sold percentage for the first six months of 2009 was equivalent to the same period 2008 due to pricing and procurement initiatives which offset a shift in sales mix.
     SG&A expenses in the first six months of 2009 totaled $357.3 million versus $418.4 million in last year’s comparable period. The decrease in SG&A expenses is due to aggressive cost reduction actions. As a percentage of net sales, SG&A expenses were 15.3% in the first six months of 2009 compared to 13.7% in the first six months of 2008, reflecting a decrease in sales volume.
     SG&A payroll expenses for the first six months of 2009 of $246.1 million decreased by $41.8 million compared to the same period in 2008. The decrease in payroll expenses was primarily due to a decrease in commission and incentive costs of $13.7 million, a decrease in salaries and wages of $13.1 million, a decrease in benefit costs of $10.9 million and a decrease in temporary labor costs of $3.4 million. Other SG&A related payroll expenses decreased $0.7 million.

     The remaining SG&A expenses for the first six months of 2009 of $111.2 million decreased by approximately $19.3 million compared to same period in 2008. Included in this period’s SG&A expenses was a decrease in transportation costs of $6.4 million due to the decrease in sales volume, a decrease in travel costs of $6.1 million and a decrease in supplies costs of $2.0 million. Other SG&A expenses decreased $4.8 million.
     Depreciation and amortization for the first six months of 2009 was $13.5 million versus $13.6 million in last year’s comparable period. The decrease is due to the reduction in capital expenditures in 2009.
     Interest expense totaled $26.4 million for the first six months of 2009 versus $34.1 million in last year’s comparable period, a decrease of 22.8%. Interest expense for the first six months of 2009 was impacted by both the reduction in interest rates and the decrease in debt. On January 1, 2009, we retrospectively applied the provisions of FSP APB 14-1, for our 2025 Debentures and 2026 Debentures. This change in accounting treatment results in an increase in non-cash interest reported in the financial statements, a decrease in long-term debt, an increase in equity and an increase in deferred income taxes. Interest expense for the 2025 Debentures and 2026 Debentures totaled $12.3 million and $11.8 million for the six months ended June, 2009 and 2008, respectively, of which $7.7 million and $7.3 million, respectively, was non-cash interest.
     Other income totaled $2.7 million for the first six months of 2009 versus $5.4 million in the comparable period for 2008. We account for our investment in the LADD joint venture on an equity basis, and earnings are reported as other income in the consolidated statement of income. The decrease in other income is due to the decrease in the joint venture’s income.
     Income tax expense totaled $17.8 million first six months of 2009, and the effective tax rate was 26.4% compared to 30.6% in the same period in 2008. The decrease in the effective tax rate is primarily a result of the impact from foreign jurisdictions.
     For the first six months of 2009, net income decreased by $51.0 million to $49.7 million compared to $100.7 million for the first six months of 2008. Diluted earnings per share was $1.17 for the first six months of 2009 compared with $2.30 per diluted share for the first six months of 2008. The decrease in net income was primarily due to the decline in sales attributable to the weak market conditions.
Liquidity and Capital Resources
     Total assets were $2.5 billion at June 30, 2009, compared to $2.7 billion at December 31, 2008. The $200.3 million decrease in total assets was principally attributable to the decrease in accounts receivable and inventory of $110.9 million and $88.9 million, respectively. These reductions were due to the decrease in sales activity. Total liabilities at June 30, 2009 compared to December 31, 2008 decreased by $266.8 million to $1.7 billion. Contributing to the decrease in total liabilities was a decrease in short-term and long-term debt of $166.5 million; a decrease in accounts payable of $69.0 million due to reduced purchasing activity; and a decrease in accrued payroll and benefit costs of $23.7 million due to staffing reductions and the payment of the 2008 management incentive compensation. Stockholders’ equity increased 8.8% to $821.6 million at June 30, 2009, compared with $755.1 million at December 31, 2008, primarily as a result of net earnings of $49.7 million, foreign currency translation adjustments of $10.0 million and stock-based compensation expense of $6.3 million.
     Our liquidity needs arise from working capital requirements, capital expenditures, acquisitions and debt service obligations. As of June 30, 2009, we had $114.9 million in available borrowing capacity under our revolving credit facility, which combined with our $206.2 million of available borrowing capacity under our Receivables Facility and our invested cash provides us with liquidity of $388.6 million. We believe cash provided by operations and financing activities will be adequate to cover our current operational and business needs.
     The worldwide financial turmoil has had significant impacts on global credit markets. We communicate on a regular basis with our lenders regarding our financial and working capital performance and liquidity position. We were in compliance with all covenants and restrictions as of June 30, 2009. On April 13, 2009, we entered into a $400 million amended and restated receivables purchase agreement. As previously mentioned, the amended and restated Receivables Facility is not subject to renewal until April 2012. In addition, in October 2008 Moody’s Investor Services and Standard & Poor’s affirmed our credit rating and stable outlook.
     A possible indicator of impairment is the relationship of a company’s market capitalization to its book value. As of June 30, 2009, our market capitalization exceeded our book value. The persistence or further acceleration of the recent downturn in the global economic conditions and turbulence in financial markets could have a further negative impact on our market capitalization and/or financial performance. One of our recent large acquisitions, which has goodwill and trademarks totaling $77.4 million, is most sensitive to a decline in financial performance. We are taking actions to improve our future financial performance; however, we cannot predict whether or not there will be certain events that could adversely affect the reported value of goodwill and trademarks, which totaled $901.1 million and $900.7 million at June 30, 2009 and December 31, 2008, respectively.
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
Cash Flow
     Operating Activities. Cash provided by operating activities for the first six months of 2009 totaled $204.7 million compared with $140.8 million of cash generated for the first six months of 2008. Cash provided by operating activities in the first six months of 2009 included net income of $49.7 million and adjustments to net income totaling $35.7 million. The increased level of cash flow is primarily attributable to a decrease in trade and other receivables of $132.9 million and a decrease in inventory of $92.0 million resulting from the decrease in sales. Cash used by operating activities in the first six months of 2009 included: $72.6 million for the decrease in accounts payable, resulting from the decrease in purchasing activity; $23.8 million for the decrease in accrued payroll and benefit costs, resulting from the payment of the 2008 management incentive compensation; $5.6 million for the increase in prepaid and other current assets; and $3.6 million for the decrease in other current and noncurrent liabilities. In the first six months of 2008, primary sources of cash were net income of $100.7 million and adjustments to net income totaling $10.5 million; an increase in accounts payable of $96.9 million, resulting from the increase in the cost of sales; and a reduction in prepaid and other current assets of $26.1 million. Cash used by operating activities in the first six months of 2008 included: $70.1 million for the increase in trade and other receivables, resulting from the increase in sales; $11.7 million for the decrease in accrued payroll and benefit costs, resulting from the payment of the 2007 management incentive compensation; $7.7 million for the decrease in other current and noncurrent liabilities; and $3.9 million for the increase in inventory.
     Investing Activities. Net cash used by investing activities for the first six months of 2009 was $5.2 million, compared with $41.0 million of net cash provided during the first six months of 2008. Included in 2008 were proceeds of $60.0 million from the partial divestiture of the LADD operations. Capital expenditures were $6.2 million and $19.6 million in the first six months of 2009 and 2008, respectively. The decrease in capital expenditures in 2009 is due to cash management initiatives.
     Financing Activities. Net cash used by financing activities for the first six months of 2009 and 2008 was $185.5 million and $137.4 million, respectively. During the first six months of 2009, borrowings and repayments of long-term debt of $193.2 million and $196.2 million, respectively, were made to our revolving credit facility. Borrowings and repayments of $55.0 million and $225.0 million, respectively, were applied to our Receivables Facility, and there were repayments of $0.8 million to our mortgage financing facility. During the first six months of 2008, borrowings and repayments of long-term debt of $369.4 million and $460.0 million, respectively, were made to our revolving credit facility. Borrowings and repayments of $100.0 million and $80.0 million, respectively, were applied to our Receivables Facility, and there were repayments of $0.7 million to our mortgage financing facility. In addition, during the first six months of 2008, we purchased shares of our common stock under our share repurchase plan for approximately $60.8 million. The exercise of stock-based compensation arrangements resulted in proceeds of $0.3 million and $9.4 million during the first six months of 2009 and 2008, respectively.
Contractual Cash Obligations and Other Commercial Commitments
     There were no material changes in our contractual obligations and other commercial commitments that would require an update to the disclosure provided in our Current Report on Form 8-K dated July 27, 2009, other than the Receivables Facility disclosure in Note 6 and the subsequent event disclosure in Note 13 to the condensed consolidated financial statements. Management believes that cash generated from operations, together with amounts available under our revolving credit facility and the Receivables Facility, will be sufficient to meet our working capital, capital expenditures and other cash requirements for the foreseeable future. There can be no assurances, however, that this will be or will continue to be the case.

Inflation
     The rate of inflation affects different commodities, the cost of products purchased and ultimately the pricing of our different products and product classes to our customers. As a result of the worldwide financial turmoil, we experienced price deflation during the six months ended June 30, 2009. On an overall basis, our pricing related to deflation comprised an estimated $70.0 million of our sales decline.
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
Impact of Recently Issued Accounting Standards
     In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification (the “Codification”) and The Hierarchy of Generally Accepted Accounting Principles. The Codification will become the single source of authoritative nongovernmental U.S. GAAP. The Codification does not change current U.S. GAAP but, is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification will supersede all existing accounting and reporting standards and all other accounting literature not included in the Codification will become nonauthoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification is effective for us during the interim period ending September 30, 2009 and will not have an impact on our financial position, results of operations or cash flows.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risks
     There have not been any material changes to our exposures to market risk during the quarter ended June 30, 2009 that would require an update to the disclosures provided in our Current Report on Form 8-K dated July 27, 2009.
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
     Changes in Internal Control Over Financial Reporting
     The financial results for the three and six month periods ended June 30, 2009, were prepared using a new financial reporting system. We believe the necessary steps have been implemented regarding the operation of internal controls related to our information technology systems and financial statement close process. We will include the internal control over our new financial reporting system and financial statement close process in our annual report on internal controls over financial reporting as of December 31, 2009. There were no other changes during the second quarter of 2009 in our internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     As previously reported in our Annual Report on Form 10-K, we are a co-defendant in a lawsuit filed in a state court in Indiana in which a customer alleges that we sold defective products manufactured or remanufactured by others and is seeking monetary damages in the amount of $52 million. We have denied any liability, continue to believe that we have meritorious defenses and intend to vigorously defend ourselves against these allegations. Accordingly, no liability is recorded for this matter as of June 30, 2009.
     Information relating to legal proceedings is included in Note 9, Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements and is incorporated herein by reference.
Item 4. Submission of Matters to a Vote of Security Holders
The Annual Meeting of Stockholders of WESCO International, Inc. was held on May 20, 2009. At the meeting, the following matters were submitted to a vote of the stockholders of WESCO International, Inc.:
(1)	To elect Class I Directors to hold office until the 2012 Annual Meeting of Stockholders or until their successors are duly elected and qualified. The vote with respect to each nominee was as follows:

Nominee	For	Withheld
John J. Engel	37,554,233	1,348,097
Steven A. Raymund	37,641,386	1,260,944
Lynn M. Utter	37,628,215	1,274,115
William J. Vareschi	37,640,086	1,262,244
(2)	To elect a Class II Director to hold office until the 2010 Annual Meeting of Stockholders or until his successor is duly elected and qualified. The vote with respect to the nominee was as follows:

Nominee	For	Withheld
Stephen A. Van Oss	35,761,384	3,140,946
The individuals continuing in office as Directors after the annual meeting were Sandra Beach Lin, Roy W. Haley, George L. Miles, Jr., John K. Morgan, James L. Singleton, Robert J. Tarr, Jr., and Kenneth L. Way.
(3)	To ratify the appointment of PricewaterhouseCoopers, LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009:

For	Against	Abstain	Broker Non-Votes
37,985,915	887,477	28,938	—

Item 6. Exhibits
     (a) Exhibits
10.1 Employment Agreement, dated as of March 7, 2009, between WESCO International, Inc. and Leslie J. Parrette, Jr.
10.2 Term sheet, dated May 15, 2009, memorializing terms of employment of Richard P. Heyse by WESCO International, Inc.
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

WESCO International, Inc.

Date: August 3, 2009	/s/ Richard P. Heyse
Richard P. Heyse
Vice President and Chief Financial Officer