Form 10-Q/A
period 2009-06-30
WESCO INTERNATIONAL INC
filed 2009-08-04
CIK 929008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
Amendment No. 1

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

Part II — Other Information
Item 6. Exhibits
Signatures
EX-10.1
EX-10.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Explanatory Note
This Amendment on Form 10-Q/A constitutes Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2009, which was previously filed with the Securities and Exchange Commission (SEC) on August 3, 2009 (the Quarterly Report). Item 6 of Part II of Form 10-Q is being amended to file Exhibit 10.1 and Exhibit 10.2, which were inadvertently omitted when the document was originally filed.

Part II — Other Information
Item 6. Exhibits
     (a) Exhibits
10.1	Employment Agreement, dated as of March 7, 2009, between WESCO International, Inc. and Leslie J. Parrette, Jr.

10.2	Term sheet, dated May 21, 2009, memorializing terms of employment of Richard P. Heyse by WESCO International, Inc.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) promulgated under the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) promulgated under the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESCO International, Inc.

Date: August 4, 2009	/s/ Richard P. Heyse
Richard P. Heyse
Vice President and Chief Financial Officer