Form 10-Q
period 2009-09-30
WESCO INTERNATIONAL INC
filed 2009-11-06
CIK 929008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
N/A
(Former name, former address and former fiscal year, if changed since last report)
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
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
          As of November 2, 2009, WESCO International, Inc. had 42,278,665 shares of common stock outstanding.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008 (unaudited)	2
Condensed Consolidated Statements of Income for the three months and nine months ended September 30, 2009 and 2008 (unaudited)	3
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and 2008 (unaudited)	4
Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosures About Market Risk	26

Item 4. Controls and Procedures	26

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	27

Item 6. Exhibits	27
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-31.1
EX-31.2
EX-32.1
EX-32.2

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
Amounts in thousands, except share data	2009	2008

Assets

Current Assets:
Cash and cash equivalents	$111,345	$86,338
Trade accounts receivable, net of allowance for doubtful accounts of $22,414 and $19,665 in 2009 and 2008, respectively	663,433	791,356
Other accounts receivable	46,851	42,758
Inventories, net	495,301	605,678
Current deferred income taxes	2,871	2,857
Income taxes receivable	24,299	18,661
Prepaid expenses and other current assets	13,748	10,015

Total current assets	1,357,848	1,557,663

Property, buildings and equipment, net	117,705	119,223
Intangible assets, net	83,146	88,689
Goodwill	863,339	862,778
Investment in subsidiary	44,540	46,251
Deferred income taxes	18,469	16,811
Other assets	13,690	28,446

Total assets	$2,498,737	$2,719,861

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$494,845	$556,502
Accrued payroll and benefit costs	28,691	49,753
Short-term debt	—	295,000
Current portion of long-term debt	3,897	3,823
Bank overdrafts	19,245	30,367
Current deferred income taxes	1,705	1,516
Other current liabilities	60,842	69,048

Total current liabilities	609,225	1,006,009

Long-term debt, net of discount of $183,942 and $40,501 in 2009 and 2008, respectively	701,047	801,427
Deferred income taxes	199,411	136,736
Other noncurrent liabilities	27,643	20,585

Total liabilities	$1,537,326	$1,964,757

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $.01 par value; 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 210,000,000 shares authorized, 55,828,790 and 55,788,620 shares issued and 42,278,994 and 42,239,962 shares outstanding in 2009 and 2008, respectively	558	557
Class B nonvoting convertible common stock, $.01 par value; 20,000,000 shares authorized, 4,339,431 issued and no shares outstanding in 2009 and 2008, respectively	43	43
Additional capital	987,621	886,019
Retained earnings	560,446	477,111
Treasury stock, at cost; 17,889,227 and 17,888,089 shares in 2009 and 2008, respectively	(590,319)	(590,288)
Accumulated other comprehensive income	3,062	(18,338)

Total stockholders’ equity	961,411	755,104

Total liabilities and stockholders’ equity	$2,498,737	$2,719,861

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Amounts in thousands, except per share data	2009	2008 (1)	2009	2008 (1)

Net sales	$1,152,427	$1,628,087	$3,491,232	$4,681,046
Cost of goods sold (excluding depreciation and amortization below)	931,536	1,311,731	2,808,296	3,758,716
Selling, general and administrative expenses	168,309	211,262	525,658	629,704
Depreciation and amortization	6,410	6,543	19,926	20,168

Income from operations	46,172	98,551	137,352	272,458

Interest expense, net	13,599	15,646	39,949	49,786
Gain on debt exchange	(5,961)	—	(5,961)	—
Other income	(1,391)	(2,274)	(4,118)	(7,657)

Income before income taxes	39,925	85,179	107,482	230,329

Provision for income taxes	6,306	21,451	24,147	65,924

Net income	$33,619	$63,728	$83,335	$164,405

Earnings per share :
Basic	$0.80	$1.51	$1.97	$3.87

Diluted	$0.79	$1.48	$1.95	$3.77

(1)	The balances reported for the three months and nine months ended September 30, 2008 have been revised as a result of the retrospective application of new FASB guidance related to convertible debt instruments on January 1, 2009 (see Note 3).
The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30,
Amounts in thousands	2009	2008 (1)

Operating Activities:
Net income	$83,335	$164,405
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,926	20,168
Amortization of debt issuance costs	2,862	2,525
Amortization of debt discount	10,556	10,884
Deferred income taxes	5,413	(6,716)
Stock-based compensation expense	9,787	9,703
Gain on debt exchange	(5,961)
Gain on sale of property, buildings and equipment	(308)	(2,114)
Loss on sale of subsidiary	—	3,005
Equity income, net of distributions in 2009 and 2008 of $4,786 and $5,857, respectively	668	(1,800)
Excess tax benefit from stock-based compensation	(197)	(9,457)
Interest related to uncertain tax positions	863	957
Changes in assets and liabilities
Trade and other receivables, net	148,858	(99,399)
Inventories, net	117,086	(14,348)
Prepaid expenses and other current assets	(8,577)	23,292
Accounts payable	(69,698)	129,821
Accrued payroll and benefit costs	(21,413)	(2,698)
Other current and noncurrent liabilities	(2,346)	(1,301)

Net cash provided by operating activities	290,854	226,927

Investing Activities:
Capital expenditures	(10,505)	(26,947)
Acquisition payments	(214)	(3,289)
Proceeds from sale of subsidiary	—	60,000
Equity distribution	1,328	—
Proceeds from sale of assets	111	3,794

Net cash (used) provided by investing activities	(9,280)	33,558

Financing Activities:
Short-term borrowings, net	—	20,000
Proceeds from issuance of long-term debt	305,700	523,400
Repayments of long-term debt	(545,458)	(682,715)
Debt issuance costs	(13,261)	(45)
Proceeds from the exercise of stock options	312	9,357
Excess tax benefit from stock-based compensation	197	9,457
Repurchase of common stock	(30)	(78,852)
Decrease in bank overdrafts	(11,122)	(25,239)
Payments on capital lease obligations	(1,500)	(1,363)

Net cash used by financing activities	(265,162)	(226,000)

Effect of exchange rate changes on cash and cash equivalents	8,595	(3,512)

Net change in cash and cash equivalents	25,007	30,973
Cash and cash equivalents at the beginning of period	86,338	72,297

Cash and cash equivalents at the end of period	$111,345	$103,270

Supplemental disclosures:
Non-cash investing and financing activities:
Property, buildings and equipment acquired through capital leases	805	1,990
Issuance of long-term debt	345,000	—
Reacquisition of long-term debt	357,411	—

(1)	The balances reported for the nine months ended September 30, 2009 have been revised as a result of the retrospective application of new FASB guidance related to convertible debt instruments on January 1, 2009 (see Note 3).
The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. ORGANIZATION
     WESCO International, Inc. and its subsidiaries (collectively, “WESCO” or the “Company”), headquartered in Pittsburgh, Pennsylvania, is a full-line distributor of electrical supplies and equipment and is a provider of integrated supply procurement services with operations in the United States, Canada, Mexico, the United Kingdom, Nigeria, United Arab Emirates, Singapore, Australia and China. WESCO currently operates approximately 380 full service branch locations and seven distribution centers (four in the United States and three in Canada.)
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
     The unaudited condensed consolidated balance sheet as of September 30, 2009, the unaudited condensed consolidated statements of income for the three and nine months ended September 30, 2009 and 2008, respectively, and the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2009 and 2008, respectively, in the opinion of management, have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair statement of the results of the interim periods. All adjustments reflected in the unaudited condensed consolidated financial statements are of a normal recurring nature unless indicated. Results for the interim periods presented are not necessarily indicative of the results to be expected for the full year.
     We evaluated subsequent events through November 6, 2009, which is the date the unaudited condensed consolidated financial statements were issued.
     Reclassification
     Certain prior period balances within the balance sheet have been reclassified to conform with current year presentation.
     Recent Accounting Pronouncements
     In June 2009, the Financial Accounting Standards Board (the“FASB”) issued new guidance concerning the organization of authoritative guidance under U.S. GAAP. This new guidance created the FASB Accounting Standards Codification (the “Codification”). The Codification does not change current U.S. GAAP but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification supersedes all existing accounting and reporting standards, and all other accounting literature not included in the Codification is nonauthoritative. The Codification became effective for WESCO during the interim period ended September 30, 2009 and did not have an impact on WESCO’s financial position, results of operations or cash flows.

3. CHANGE IN METHOD OF ACCOUNTING FOR CONVERTIBLE DEBT INSTRUMENTS
     On January 1, 2009, WESCO retrospectively applied the provisions of new guidance concerning convertible debt instruments to its 2.625% Convertible Senior Debentures due 2025 (the “2025 Debentures”) and 1.75% Convertible Senior Debentures due 2026 (the “2026 Debentures”). Prior to the adoption of this guidance, WESCO accounted for its convertible debt instruments solely as long-term debt. The new guidance requires an issuer of certain convertible debt instruments to separately account for the liability and equity components of convertible debt instruments in a manner that reflects the issuer’s non-convertible debt borrowing rate. This accounting treatment results in an increase in non-cash interest reported in the financial statements, a decrease in long-term debt, an increase in equity and an increase in deferred income taxes.
     Proceeds of $150 million and $300 million were received in connection with the issuance of the 2025 Debentures and 2026 Debentures, respectively. WESCO utilized an interest rate of 6.0% for both the 2025 Debentures and 2026 Debentures to reflect the non-convertible debt borrowing rate of its offerings upon issuance, which resulted in discounts of $21.3 million and $53.7 million, respectively, to the convertible note balances and a net increase in additional capital of $12.3 million and $31.2 million, respectively. In addition, financing costs related to the issuance of the Debentures were allocated between the debt and equity components. The debt discounts are being amortized over a five-year period. The amortization period ends on October 15, 2010 for the 2025 Debentures and November 15, 2011 for the 2026 Debentures. Debt discount amortization of $0.7 million will be recognized over the remainder of 2009, $2.1 million in 2010, and less than $0.1 million in 2011. These amounts reflect the impact of the convertible debt exchange offer, which was completed on August 27, 2009 (see Note 7).
     As of September 30, 2009, the unamortized discount for the 2025 Debentures and 2026 Debentures was $2.9 million and $0.1 million, respectively. As of December 31, 2008, the unamortized discount for the 2025 Debentures and 2026 Debentures was $8.1 million and $32.4 million, respectively. The decrease in the unamortized discounts is due to the completion of the convertible debt exchange offer (see Note 7). The net carrying amounts of the liability components are classified as long-term debt in the consolidated balance sheets.
     WESCO recorded a deferred tax liability for the basis difference associated with the liability components. The initial recognition of deferred taxes was recorded as an adjustment to additional capital. In subsequent periods, the deferred tax liability is reduced and a deferred tax benefit is recognized in earnings as the debt discount is amortized to pre-tax income.
     As described above, the Debentures accrue interest at an effective interest rate of 6.0%. For the three months ended September 30, 2009 and 2008, interest expense for the 2025 Debentures and 2026 Debentures totaled $4.3 million and $5.9 million, respectively, of which $2.7 million and $3.6 million, respectively, was non-cash interest. For the nine months ended September 30, 2009 and 2008, interest expense for the 2025 Debentures and 2026 Debentures totaled $16.6 million and $17.8 million, respectively, of which $10.4 million and $10.9 million, respectively, was non-cash interest. Interest expense for the three and nine months ended September 30, 2009 reflects the impact of the convertible debt exchange (see Note 7).
     The following table provides the effect of applying the new guidance on individual line items in the 2008 financial statements:

	Previously Reported	Revised
	Three Months Ended	Three Months Ended
	September 30,	September 30,
Condensed Consolidated Statement of Income	2008	2008
Interest expense, net	$12,127	$15,646
Income before income taxes	88,698	85,179
Provision for income taxes	22,830	21,451
Net Income	65,868	63,728
Earnings per share:
Basic	1.56	1.51
Diluted	1.53	1.48

	Previously Reported	Revised
	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
Condensed Consolidated Statement of Income	2008	2008
Interest expense, net	$39,229	$49,786
Income before income taxes	240,886	230,329
Provision for income taxes	70,062	65,924
Net Income	170,824	164,405
Earnings per share:
Basic	4.02	3.87
Diluted	3.92	3.77

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
Condensed Consolidated Statement of Cash Flows	2008	2008
Net income	$170,824	$164,405
Adjustments to net income:
Amortization of debt issuance costs	2,852	2,525
Amortization of debt discount	—	10,884
Deferred income taxes	(2,578)	(6,716)
Net cash provided by operating activities	226,927	226,927
4. STOCK-BASED COMPENSATION
     WESCO’s stock-based employee compensation plans are comprised of stock options, stock-settled stock appreciation rights and restricted stock units. Compensation cost for all stock-based awards is measured at fair value on the date of grant, and compensation cost is recognized, net of estimated forfeitures, over the service period for awards expected to vest. The fair value of stock options and stock-settled appreciation rights is determined using the Black-Scholes valuation model. The fair value of restricted stock units is determined by the grant-date closing price of WESCO’s common stock. The forfeiture assumption is based on WESCO’s historical employee behavior that is reviewed on an annual basis. No dividends are assumed.
     During the three months ended September 30, 2009 and 2008 and nine months ended September 30, 2009 and 2008, WESCO granted the following stock-settled stock appreciation rights and restricted stock units at the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Stock-settled appreciation rights granted	801,531	895,235	803,231	920,344
Restricted stock units	245,997	—	245,997	—
Risk free interest rate	2.3%	3.1%	2.3%	3.1%
Expected life	4.5 years	4 years	4.5 years	4 years
Expected volatility	51%	38%	51%	38%
     For the three and nine months ended September 30, 2009 and 2008, the weighted average fair value per stock-settled appreciation right granted was $11.15 and $13.65, respectively. For the three and nine months ended September 30, 2009, the weighted average fair value per restricted stock unit granted was $25.37.
     WESCO recognized $3.5 million and $3.2 million of non-cash stock-based compensation expense, which is included in selling, general and administrative expenses, for the three months ended September 30, 2009 and 2008, respectively. WESCO recognized $9.8 million and $9.7 million of non-cash stock-based compensation expense, which is included in selling, general and administrative expenses, for the nine months ended September 30, 2009 and 2008, respectively. As of September 30, 2009, there was $23.3 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements for all awards previously made, of which approximately $3.5 million is expected to be recognized over the remainder of 2009, $11.7 million in 2010, $6.3 million in 2011 and $1.8 million in 2012.

     During the nine months ended September 30, 2009 and 2008, the total intrinsic value of stock options and stock-settled stock appreciation rights exercised was $0.6 million and $26.1 million, respectively, and the total amount of cash received from the exercise of options was $0.3 million and $9.4 million, respectively. The tax impact associated with the exercise of stock options and stock-settled stock appreciation rights for the nine months ended September 30, 2009 and 2008 was a detriment of $0.1 million and a benefit $9.5 million, respectively, and was recorded to additional capital.
     The following table sets forth a summary of stock options and stock-settled stock appreciation rights and related information for the nine months ended September 30, 2009:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic Value
	Awards	Price	(In Years)	(In Thousands)
Outstanding at December 31, 2008	3,933,035	$36.44
Granted	803,231	25.37
Exercised	(83,587)	16.95
Forfeited	(202,200)	44.71

Outstanding at September 30, 2009	4,450,479	34.44	6.8	$19,500

Exercisable at September 30, 2009	2,867,615	$34.26	5.5	$16,693

     The following table sets forth a summary of restricted stock units and related information for the nine months ended September 30, 2009:

		Weighted
		Average
		Fair
	Awards	Value
Unvested at December 31, 2008	—	—
Granted	245,997	$25.37
Vested	—	—
Forfeited	—	—

Unvested at September 30, 2009	245,997	$25.37

5. EARNINGS PER SHARE
     Basic earnings per share are computed by dividing net income by the weighted average common shares outstanding during the periods. Diluted earnings per share are computed by dividing net income by the weighted average common shares and common share equivalents outstanding during the periods. The dilutive effect of common share equivalents is considered in the diluted earnings per share computation using the treasury stock method, which includes consideration of stock-based compensation.
     The following table sets forth the details of basic and diluted earnings per share:

	Three Months Ended
	September 30,
Amounts in thousands, except share and per share data	2009	2008
Net income reported(1)	$33,619	$63,728

Weighted average common shares outstanding used in computing basic earnings per share	42,278,729	42,154,940
Common shares issuable upon exercise of dilutive stock options	479,142	944,697

Weighted average common shares outstanding and common share equivalents used in computing diluted earnings per share	42,757,871	43,099,637

Earnings per share: (1)
Basic	$0.80	$1.51
Diluted	$0.79	$1.48

(1)	As a result of the retrospective application of new FASB guidance related to convertible debt instruments on January 1, 2009, net income and earnings per share were revised for the three months ended September 30, 2008 (see Note 3).

	Nine Months Ended
	September 30,
Amounts in thousands, except share and per share data	2009	2008
Net income reported(1)	$83,335	$164,405

Weighted average common shares outstanding used in computing basic earnings per share	42,264,440	42,465,351
Common shares issuable upon exercise of dilutive stock options	381,175	1,116,496

Weighted average common shares outstanding and common share equivalents used in computing diluted earnings per share	42,645,615	43,581,847

Earnings per share: (1)
Basic	$1.97	$3.87
Diluted	$1.95	$3.77

(1)	As a result of the retrospective application of new FASB guidance related to convertible debt instruments on January 1, 2009, net income and earnings per share were revised for the nine months ended September 30, 2008 (see Note 3).
     For the three months ended September 30, 2009 and 2008, the computation of diluted earnings per share excluded stock-settled stock appreciation rights of approximately 3.3 million and 2.0 million, respectively, at weighted average exercise prices of $42 per share and $52 per share, respectively. For the nine months ended September 30, 2009 and 2008, the computation of diluted earnings per share excluded stock-settled stock appreciation rights of approximately 3.7 million and 2.0 million, respectively, at weighted average exercise prices of $40 per share and $52 per share, respectively. These amounts were excluded because their effect would have been antidilutive.
     Because of WESCO’s obligation to settle the par value of the 2025 Debentures, the 2026 Debentures and its 6.0% Convertible Senior Debentures due 2029 (the “2029 Debentures” and together with the 2025 Debentures and 2026 Debentures, the “Debentures”) in cash, WESCO is not required to include any shares underlying the Debentures in its diluted weighted average shares outstanding until the average stock price per share for the period exceeds the conversion price of the respective Debentures (refer to Note 7 for additional information regarding the 2029 Debentures). At such time, only the number of shares that would be issuable (under the treasury stock method of accounting for share dilution) would be included, which is based upon the amount by which the average stock price exceeds the conversion price. The conversion prices of the 2029 Debentures, 2026 Debentures and 2025 Debentures are $28.87, $88.15 and $41.86, respectively. Share dilution is limited to a maximum of 11,951,939 shares for the 2029 Debentures, 2,972 shares for the 2026 Debentures and 2,205,434 shares for the 2025 Debentures. Share dilution for the 2025 Debentures and 2026 Debentures reflects the impact of the convertible debt exchange (see Note 7). Since the average stock price for the three and nine month periods ended September 30, 2009 and 2008 was less than the conversion prices, there was no impact of the Debentures on diluted earnings per share.
6. ACCOUNTS RECEIVABLE SECURITIZATION
     On April 13, 2009, WESCO Distribution Inc. (“WESCO Distribution”) entered into an amendment and restatement of its existing accounts receivable securitization facility (the “Receivables Facility”), pursuant to the terms and conditions of the Third Amended and Restated Receivables Purchase Agreement, dated as of April 13, 2009 (the “Restated Agreement”), by and among WESCO Receivables Corp., WESCO Distribution, the Purchasers and Purchaser Agents party thereto and PNC Bank, National Association (as successor to Wachovia Capital Markets, LLC), as Administrator. The Restated Agreement decreases the purchase commitment under the Receivables Facility from $500 million to $400 million, subject to the right of WESCO Distribution to increase the purchase commitment from time to time up to $450 million with the voluntary participation of existing purchasers and/or the addition of new purchasers to fund such increase. The Restated Agreement also extends the term of the Receivables Facility to April 13, 2012; accordingly, the outstanding borrowings under the Receivables Facility are classified as long-term debt in the consolidated balance sheet. The outstanding borrowings as of December 31, 2008 are classified as short-term debt because, prior to the Restated Agreement, third party conduits and financial institutions could under certain conditions require WESCO Distribution to repay all or a portion of the outstanding amount.
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

     As of September 30, 2009 and December 31, 2008, accounts receivable eligible for securitization totaled $452.1 million and $602.9 million, respectively. The consolidated balance sheets as of September 30, 2009 and December 31, 2008 reflect $50.0 million and $295.0 million, respectively, of account receivable balances legally sold to third party conduits and financial institutions, as well as borrowings for equal amounts. At September 30, 2009, the interest rate on borrowings under this facility was approximately 4.2%.
7.   6.0% CONVERTIBLE SENIOR DEBENTURES DUE 2029
     On August 27, 2009, WESCO International, Inc. (“WESCO International”) completed an exchange offer pursuant to which it issued $345.0 million aggregate principal amount of 2029 Debentures in exchange for approximately $299.7 million and $57.7 million aggregate principal amounts of its outstanding 2026 Debentures and 2025 Debentures, respectively. As a result of the debt exchange, WESCO recorded a gain of $6.0 million, which included the write-off of debt issuance costs. The 2029 Debentures were issued pursuant to an Indenture dated August 27, 2009 (the “Indenture”), with The Bank of New York Mellon, as trustee, and are unconditionally guaranteed on an unsecured senior subordinate basis by WESCO Distribution. As discussed in Note 3, WESCO separately accounts for the liability and equity components of its convertible debt instruments. WESCO utilized an interest rate of 13.875% to reflect the non-convertible debt borrowing rate of its offering upon issuance, which resulted in a $181.2 million discount to the 2029 Debenture balance and a net increase in additional capital of $106.8 million. In addition, the financing costs related to the issuance of the 2029 Debentures were allocated between the debt and equity components. WESCO is amortizing the debt discount over the life of the instrument. Non-cash interest expense of $0.2 million was recorded for the period from August 27, 2009 to September 30, 2009. The debt discount amortization will approximate $0.5 million for the remainder of 2009, $2.1 million in 2010, $2.4 million in 2011, $2.7 million in 2012, $3.1 million in 2013 and $3.6 million in 2014.
     While the 2029 Debentures accrue interest at an effective interest rate of 13.875% (as described above), the coupon interest rate of 6.0% per annum is payable in cash semi-annually in arrears on each March 15 and September 15, commencing March 15, 2010. Beginning with the six-month period commencing September 15, 2016, WESCO will also pay contingent interest in cash during any six-month period in which the trading price of the 2029 Debentures for each of the five trading days ending on the second trading day immediately preceding the first day of the applicable six-month interest period equals or exceeds 120% of the principal amount of the 2026 Debentures. During any interest period when contingent interest shall be payable, the contingent interest payable per $1,000 principal amount of 2029 Debentures will equal 0.25% of the average trading price of $1,000 principal amount of the 2029 Debentures during the five trading days immediately preceding the first day of the applicable six-month interest period. In accordance with guidance related to derivatives and hedging, the contingent interest feature of the 2029 Debentures is an embedded derivative that is not considered clearly and closely related to the host contract. The contingent interest component had no significant value at issuance or September 30, 2009.
     The 2029 Debentures are convertible into cash, and in certain circumstances, shares of WESCO International’s common stock, at any time on or after September 15, 2028, or prior to September 15, 2028 in certain circumstances. The 2029 Debentures will be convertible based on an initial conversion rate of 34.6433 shares of common stock per $1,000 principal amount of the 2029 Debentures (equivalent to an initial conversion price of approximately $28.87 per share). The conversion rate and conversion price may be adjusted under certain circumstances.
     At any time on or after September 15, 2016, the Company may redeem all or a part of the 2029 Debentures plus accrued and unpaid interest (including contingent interest and additional interest, if any) to, but not including, the redemption date. If WESCO International undergoes certain fundamental changes, as defined in the Indenture, prior to maturity, holders of the 2029 Debentures will have the right, at their option, to require WESCO International to repurchase for cash some or all of their 2029 Debentures at a repurchase price equal to 100% of the principal amount of the 2029 Debentures being repurchased, plus accrued and unpaid interest (including contingent interest and additional interest, if any) to, but not including, the repurchase date.

     The following table sets forth the components of WESCO’s outstanding convertible debenture indebtedness:

	September 30, 2009			December 31, 2008
			Net			Net
	Principal		Carrying	Principal		Carrying
	Balance	Discount	Amount	Balance	Discount	Amount
	(In thousands)
Convertible Debentures:

2025	$92,327	$(2,870)	$89,457	$150,000	$(8,121)	$141,879

2026	262	(21)	241	300,000	(32,380)	267,620

2029	345,000	(181,051)	163,949	—	—	—

	$437,589	$(183,942)	$253,647	$450,000	$(40,501)	$409,499

8. EQUITY INVESTMENT
     During the first quarter of 2008, WESCO and Deutsch Engineered Connecting Devices, Inc. (“Deutsch”) completed a transaction with respect to WESCO’s LADD operations, which resulted in a joint venture in which Deutsch owns a 60% interest and WESCO owns a 40% interest. WESCO accounts for its investment in the joint venture using the equity method of accounting. Accordingly, earnings from the joint venture are recorded as other income in the consolidated statement of income. Deutsch is entitled, but not obliged, to acquire the remaining 40% after January 1, 2010. As a result of this transaction, WESCO recognized an after-tax loss of approximately $2.1 million during the first quarter of 2008. Deutsch paid to WESCO aggregate consideration of approximately $75 million, consisting of $60 million in cash plus a $15 million promissory note, which is included in other accounts receivable in the consolidated balance sheet.
     Principal and accrued interest on the promissory note are due and payable to WESCO on January 1, 2010. Based on discussions with Deutsch, management believes the repayment terms of the promissory note may require modification; however, such discussions are ongoing and management continues to believe the book value of the promissory note reflects its collectability. As such, no reserve or allowance has been recorded against the promissory note. Management cannot provide any assurance that there will not be events that could adversely affect the collectability of the promissory note in future periods.
9. EMPLOYEE BENEFIT PLANS
     A majority of WESCO’s employees are covered by defined contribution retirement savings plans for their services rendered subsequent to WESCO’s formation. WESCO also offers a deferred compensation plan for select individuals. For U.S. participants, WESCO will make contributions in an amount equal to 50% of the participant’s total monthly contributions up to a maximum of 6% of eligible compensation. For Canadian participants, WESCO will make contributions in an amount ranging from 1% to 7% of the participant’s eligible compensation based on years of continuous service. In addition, employer contributions may be made at the discretion of the Board of Directors. For the nine months ended September 30, 2009 and 2008, WESCO incurred charges of $7.4 million and $15.2 million, respectively, for all such plans. Effective August 1, 2009, WESCO suspended all discretionary contributions. Contributions are made in cash to employee retirement savings plan accounts. Employees then have the option to transfer balances allocated to their accounts into any of the available investment options, including WESCO common stock.
10. COMMITMENTS AND CONTINGENCIES
     WESCO is a co-defendant in a lawsuit filed in a state court in Indiana in which a customer alleges that WESCO sold defective products manufactured or remanufactured by others and is seeking monetary damages in the amount of $52 million. WESCO has denied any liability, believes that it has meritorious defenses and intends to vigorously defend itself against these allegations. Accordingly, no liability is recorded for this matter as of September 30, 2009.

11. COMPREHENSIVE INCOME
     The following tables set forth comprehensive income and its components:

	Three Months Ended
	September 30,
Amounts in thousands	2009	2008 (1)
Net income	$33,619	$63,728
Foreign currency translation adjustment	11,395	(7,517)

Comprehensive income	$45,014	$56,211

(1)	As a result of the retrospective application of new FASB guidance related to convertible debt instruments on January 1, 2009, net income and comprehensive income were revised for the three months ended September 30, 2008 (see Note 3).

	Nine Months Ended
	September 30,
Amounts in thousands	2009	2008 (1)
Net income	$83,335	$164,405
Foreign currency translation adjustment	21,400	(11,950)

Comprehensive income	$104,735	$152,455

(1)	As a result of the retrospective application of new FASB guidance related to convertible debt instruments on January 1, 2009, net income and comprehensive income were revised for the nine months ended September 30, 2008 (see Note 3).
12. SHARE REPURCHASE PLAN
     On September 28, 2007, WESCO announced that its Board of Directors authorized a stock repurchase program in the amount of up to $400 million. The program expired on September 30, 2009. The shares were repurchased from time to time in the open market or through privately negotiated transactions. No shares were repurchased during the three or nine months ended September 30, 2009.

13. INCOME TAXES
     The following tables set forth the reconciliation between the federal statutory income tax rate and the effective rate:

	Three Months Ended
	September 30,
	2009	2008 (2)
Federal statutory rate	35.0%	35.0%
State taxes, net of federal tax benefit	1.3	1.6
Nondeductible expenses	0.8	0.6
Domestic tax benefit from foreign operations	0.2	(2.1)
Foreign tax rate differences(1)	(17.9)	(9.6)
Domestic production activity deduction	0.1	(0.3)
Adjustment related to uncertain tax positions	1.4	—
Revaluation of deferred tax items	(4.5)	—
Other	(0.6)	—

	15.8%	25.2%

	Nine Months Ended
	September 30,
	2009	2008(2)
Federal statutory rate	35.0%	35.0%
State taxes, net of federal tax benefit	2.2	2.0
Nondeductible expenses	0.8	0.6
Domestic tax benefit from foreign operations	(0.7)	(1.1)
Foreign tax rate differences(1)	(13.3)	(8.1)
Domestic production activity deduction	(0.3)	(0.2)
Adjustment related to uncertain tax positions	0.9	0.2
Revaluation of deferred tax items	(1.6)	—
Other	(0.5)	0.2

	22.5%	28.6%

(1)	Includes a benefit of $6.8 million and $6.4 million for the three months ended September 30, 2009 and 2008, respectively, and $13.5 million and $15.8 million for the nine months ended September 30, 2009 and 2008, respectively, from the recapitalization of Canadian operations.

(2)	As a result of the retrospective application of new FASB guidance related to convertible debt instruments on January 1, 2009, the effective rate was revised for the three and nine months ended September 30, 2008 (see Note 3).
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
     The total amounts of unrecognized tax benefits were $8.4 million and $7.5 million as of September 30, 2009 and December 31, 2008, respectively. If these tax benefits were recognized in the consolidated financial statements, the portion of these amounts that would reduce the Company’s effective tax rate would be $7.2 million and $6.3 million, respectively. WESCO records interest related to uncertain tax positions as a part of interest expense in the consolidated statement of income. Any penalties are recognized as part of income tax expense. As of September 30, 2009 and December 31, 2008, WESCO had an accrued liability of $4.3 million and $3.5 million, respectively, for interest related to uncertain tax positions. There were no penalties recorded during the three or nine months ended September 30, 2009.

14. OTHER FINANCIAL INFORMATION
     WESCO Distribution, a wholly owned subsidiary of WESCO International, has outstanding $150.0 million in aggregate principal amount of 7.50% Senior Subordinated Notes due 2017 (the “2017 Notes”), and WESCO International has outstanding $92.3 million in aggregate principal amount of 2025 Debentures, $0.3 million in aggregate principal amount of 2026 Debentures and $345.0 million in aggregate principal amount of 2029 Debentures. The 2017 Notes are fully and unconditionally guaranteed by WESCO International, Inc. on a subordinated basis to all existing and future senior indebtedness of WESCO International. The 2025 Debentures, 2026 Debentures and 2029 Debentures are fully and unconditionally guaranteed by WESCO Distribution on a senior subordinated basis to all existing and future senior indebtedness of WESCO Distribution.
     Condensed consolidating financial information for WESCO International, WESCO Distribution and the non-guarantor subsidiaries is as follows:

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS

	September 30, 2009
	(In thousands)
				Consolidating
	WESCO	WESCO	Non-Guarantor	and Eliminating
	International, Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Cash and cash equivalents	$5	$19,952	$91,388	$—	$111,345
Trade accounts receivable, net	—	—	663,433	—	663,433
Inventories, net	—	306.925	188,376	—	495,301
Other current assets	—	33,619	54,150	—	87,769

Total current assets	5	360,496	997,347	—	1,357,848
Intercompany receivables, net	—	(1,206,077)	1,740,040	(533,963)	—
Property, buildings and equipment, net	—	45,312	72,393	—	117,705
Intangible assets, net	—	8,915	74,231	—	83,146
Goodwill and other intangibles, net	—	395,546	467,793	—	863,339
Investments in affiliates and other noncurrent assets	1,772,543	3,156,712	21,808	(4,874,364)	76,699

Total assets	$1,772,548	$2,760,904	$3,373,612	$(5,408,327)	$2,498,737

Accounts payable	$—	$392,875	$101,970	$—	$494,845
Short-term debt	—	—	—	—	—
Other current liabilities	—	42,192	72,188	—	114,380

Total current liabilities	—	435,067	174,158	—	609,225
Intercompany payables, net	533,963	—	—	(533,963)	—
Long-term debt	253,647	357,765	89,635	—	701,047
Other noncurrent liabilities	23,527	201,654	1,873	—	227,054
Stockholders’ equity	961,411	1,766,418	3,107,946	(4,874,364)	961,411

Total liabilities and stockholders’ equity	$1,772,548	$2,760,904	$3,373,612	$(5,408,327)	$2,498,737

	December 31, 2008
	(In thousands)
				Consolidating
	WESCO	WESCO	Non-Guarantor	and Eliminating
	International, Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Cash and cash equivalents	$—	$18,453	$67,885	$—	$86,338
Trade accounts receivable, net	—	—	791,356	—	791,356
Inventories, net	—	421,178	184,500	—	605,678
Other current assets	(12,100)	44,469	41,922	—	74,291

Total current assets	(12,100)	484,100	1,085,663	—	1,557,663
Intercompany receivables, net	—	(1,367,199)	1,862,220	(495,021)	—
Property, buildings and equipment, net	—	46,389	72,834	—	119,223
Intangible assets, net	—	9,549	79,140	—	88,689
Goodwill and other intangibles, net	—	395,546	467,232	—	862,778
Investments in affiliates and other noncurrent assets	1,671,724	3,074,554	19,133	(4,673,903)	91,508

Total assets	$1,659,624	$2,642,939	$3,586,222	$(5,168,924)	$2,719,861

Accounts payable	$—	$433,636	$122,866	$—	$556,502
Short-term debt	—	—	295,000	—	295,000
Other current liabilities	—	80,786	73,721	—	154,507

Total current liabilities	—	514,422	491,587	—	1,006,009
Intercompany payables, net	495,021	—	—	(495,021)	—
Long-term debt	409,499	350,601	41,327	—	801,427
Other noncurrent liabilities	—	111,422	45,899	—	157,321
Stockholders’ equity	755,104	1,666,494	3,007,409	(4,673,903)	755,104

Total liabilities and stockholders’ equity	$1,659,624	$2,642,939	$3,586,222	$(5,168,924)	$2,719,861

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Three Months Ended September 30, 2009
	(In thousands)
				Consolidating
	WESCO	WESCO	Non-Guarantor	and Eliminating
	International, Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Net sales	$—	$767,537	$384,890	$—	$1,152,427
Cost of goods sold	—	624,784	306,752	—	931,536
Selling, general and administrative expenses	20	131,880	36,409	—	168,309
Depreciation and amortization	—	4,990	1,420	—	6,410
Results of affiliates’ operations	28,148	36,328	—	(64,476)	—
Interest expense, net	470	14,907	(1,778)	—	13,599
Gain on debt exchange	(5,961)	—	—	—	(5,961)
Other income	—	(1,391)	—	—	(1,391)
Provision for income taxes	—	547	5,759	—	6,306

Net income	$33,619	$28,148	$36,328	$(64,476)	$33,619

	Three Months Ended September 30, 2008 (1)
	(In thousands)
				Consolidating
	WESCO	WESCO	Non-Guarantor	and Eliminating
	International, Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Net sales	$—	$1,167,773	$460,314	$—	$1,628,087
Cost of goods sold	—	952,945	358,786	—	1,311,731
Selling, general and administrative expenses	1	159,532	51,729	—	211,262
Depreciation and amortization	—	3,394	3,149	—	6,543
Results of affiliates’ operations	61,589	31,873	—	(93,462)	—
Interest (income) expense, net	(2,140)	4,811	12,975	—	15,646
Other income	—	(2,274)	—	—	(2,274)
Provision for income taxes	—	19,649	1,802	—	21,451

Net income	$63,728	$61,589	$31,873	$(93,462)	$63,728

(1)	The balances reported for the three months ended September 30, 2008 have been revised as a result of the retrospective application of new FASB guidance related to convertible debt instruments on January 1, 2009 (see Note 3).

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Nine Months Ended September 30, 2009
	(In thousands)
				Consolidating
	WESCO	WESCO	Non-Guarantor	and Eliminating
	International, Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Net sales	$—	$2,387,898	$1,103,334	$—	$3,491,232
Cost of goods sold	—	1,936,150	872,146	—	2,808,296
Selling, general and administrative expenses	24	406,714	118,920	—	525,658
Depreciation and amortization	—	15,189	4,737	—	19,926
Results of affiliates’ operations	78,522	100,539	—	(179,061)	—
Interest expense, net	1,124	46,463	(7,638)	—	39,949
Gain on debt exchange	(5,961)	—	—	—	(5,961)
Other income	—	(4,118)	—	—	(4,118)
Provision for income taxes	—	9,517	14,630	—	24,147

Net income	$83,335	$78,522	$100,539	$(179,061)	$83,335

	Nine Months Ended September 30, 2008 (1)
	(In thousands)
				Consolidating
	WESCO	WESCO	Non-Guarantor	and Eliminating
	International, Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Net sales	$—	$3,345,416	$1,335,630	$—	$4,681,046
Cost of goods sold	—	2,721,482	1,037,234	—	3,758,716
Selling, general and administrative expenses	5	490,669	139,030	—	629,704
Depreciation and amortization	—	10,708	9,460	—	20,168
Results of affiliates’ operations	156,668	102,094	—	(258,762)	—
Interest (income) expense, net	(7,742)	20,669	36,859	—	49,786
Other income	—	(7,657)	—	—	(7,657)
Provision for income taxes	—	54,971	10,953	—	65,924

Net income	$164,405	$156,668	$102,094	$(258,762)	$164,405

(1)	The balances reported for the nine months ended September 30, 2008 have been revised as a result of the retrospective application of new FASB guidance related to convertible debt instruments on January 1, 2009 (see Note 3).

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2009
	(In thousands)
				Consolidating
	WESCO	WESCO	Non-Guarantor	and Eliminating
	International, Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Net cash (used) provided by operating activities	$(39,415)	$300,348	$29,921	$—	$290,854
Investing activities:
Capital expenditures	—	(9,900)	(605)	—	(10,505)
Acquisition payments	—	(214)	—	—	(214)
Equity income, net of distributions	—	1,328	—	—	1,328
Other	—	111	—	—	111

Net cash used by investing activities	—	(8,675)	(605)	—	(9,280)
Financing activities:
Net repayments	38,942	(279,052)	(1,148)	—	(241,258)
Equity transactions	479	—	—	—	479
Other	—	(11,122)	(13,261)	—	(24,383)

Net cash provided (used) by financing activities	39,421	(290,174)	(14,409)	—	(265,162)

Effect of exchange rate changes on cash and cash equivalents	—	—	8,595	—	8,595

Net change in cash and cash equivalents	6	1,499	23,502	—	25,007
Cash and cash equivalents at the beginning of year	—	18,453	67,885	—	86,338

Cash and cash equivalents at the end of period	$6	$19,952	$91,387	$—	$111,345

	Nine Months Ended September 30, 2008 (1)
	(In thousands)
				Consolidating
	WESCO	WESCO	Non-Guarantor	and Eliminating
	International, Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Net cash provided by operating activities	$8,135	$196,725	$22,067	$—	$226,927
Investing activities:
Capital expenditures	—	(25,607)	(1,340)	—	(26,947)
Acquisition payments	—	(3,289)	—	—	(3,289)
Proceeds from sale of subsidiary	—	60,000	—	—	60,000
Other	—	3,794	—	—	3,794

Net cash provided (used) by investing activities	—	34,898	(1,340)	—	33,558
Financing activities:
Net borrowings (repayments)	51,910	(190,204)	(1,021)	—	(139,315)
Equity transactions	(60,038)	—	—	—	(60,038)
Other	—	(26,602)	(45)	—	(26,647)

Net cash used by financing activities	(8,128)	(216,806)	(1,066)	—	(226,000)

Effect of exchange rate changes on cash and cash equivalents	—	—	(3,512)	—	(3,512)

Net change in cash and cash equivalents	7	14,817	16,149	—	30,973
Cash and cash equivalents at the beginning of year	(7)	32,140	40,164	—	72,297

Cash and cash equivalents at the end of period	$—	$46,957	$56,313	$—	$103,270

(1)	The balances reported for net cash provided by operating activities for the nine months ended September 30, 2008 have been revised as a result of the retrospective application of new FASB guidance related to convertible debt instruments on January 1, 2009 (see Note 3).

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
Company Overview
     We are a full-line distributor of electrical supplies and equipment and a provider of integrated supply procurement services. We have approximately 380 full service branches and seven distribution centers located in the United States, Canada, Mexico, the United Kingdom, Nigeria, United Arab Emirates, Singapore, Australia and China. We serve approximately 115,000 customers worldwide, offering over 1,000,000 products from more than 19,000 suppliers. Our diverse customer base includes a wide variety of industrial companies; contractors for industrial, commercial and residential projects; utility companies, and commercial, institutional and governmental customers. Approximately 85% of our net sales are generated from operations in the United States, 12% from Canada and the remainder from other countries.
     Our financial results for the first nine months of 2009 reflect weak conditions in our markets served, lower commodity prices, unfavorable foreign currency exchange rates, and the absence of hurricane restoration activities, to which we responded with aggressive cost reduction actions. Sales decreased $1,189.8 million, or 25.4%, over the same period last year. Cost of goods sold as a percentage of net sales was 80.4% and 80.3% for the first nine months of 2009 and 2008, respectively. Operating income decreased by $135.1 million, or 49.6%, primarily from the decrease in sales resulting from the decline in end market activity. Net income for the nine months ended September 30, 2009 and 2008 was $83.3 million and $164.4 million, respectively.
Cash Flow
     We generated $290.9 million in operating cash flow for the first nine months of 2009. Included in this amount was net income of $83.3 million, a decrease in trade and other receivables of $148.9 million, a decrease in inventory of $117.1 million and a decrease in accounts payable of $69.7 million. Investing activities were primarily comprised of capital expenditures, which totaled $10.5 million for the first nine months of 2009. Financing activities consisted of borrowings and repayments of $250.7 million and $243.2 million, respectively, related to our revolving credit facility, and net repayments of $245.0 million related to our Receivables Facility.
Financing Availability
     As of September 30, 2009, we had $355.0 million in total available borrowing capacity. The available borrowing capacity under our revolving credit facility was $89.0 million, of which $25.5 million is the U.S. sub-facility borrowing limit and $63.5 million is the Canadian sub-facility borrowing limit. The revolving credit facility does not mature until November 1, 2013. The available borrowing capacity under the Receivables Facility, which was amended and restated on April 13, 2009, was $266.0 million at September 30, 2009. The Receivables Facility matures on April 13, 2012. In addition, on August 27, 2009, we completed an exchange offer pursuant to which we issued $345.0 million aggregate principal amount of the 2029 Debentures in exchange for approximately $299.7 million and $57.7 million aggregate principal amounts of our outstanding 2026 Debentures and 2025 Debentures, respectively. Our 2025 Debentures and 2029 Debentures cannot be redeemed or repurchased until October 2010 and September 2016, respectively. For further discussion related to the Debentures, refer to Notes 3 and 7 of the Notes to our Condensed Consolidated Financial Statements. We increased our cash by $25.0 million to $111.3 million at September 30, 2009, after taking into account $240.3 million of net debt repayments and $10.5 million of capital expenditures. We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions. For further discussion refer to “Liquidity and Capital Resources.”
Outlook
     We believe that improvements made to our operations and capital structure and actions taken in 2008 and the first nine months of 2009, including the amendment and restatement of the Receivables Facility in April, and the convertible debt exchange in August, have helped position the Company to operate effectively in the lower level of activity being experienced in our end markets. In the fourth quarter of 2009, we anticipate continued contraction in the nonresidential construction market; however, we expect that our industrial end markets will begin to strengthen and that we will benefit from our sales and marketing initiatives. When these factors are combined with traditional fourth quarter market seasonality, we would expect a 4% to 6% sequential decline in quarterly sales. Despite competitive pressures, we expect to maintain fourth quarter gross margins at the levels experienced in the second and third quarters. While we will not reduce our focus on cost controls in the fourth quarter, we expect to experience some negative operating expense leverage due to lower sales.

Critical Accounting Policies and Estimates
     Our critical accounting policies are described in the notes to our consolidated financial statements for the year ended December 31, 2008 contained in our Current Report on Form 8-K dated July 27, 2009. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been included in the notes to our Condensed Consolidated Financial Statements for the period ended September 30, 2009.
Results of Operations
Third Quarter of 2009 versus Third Quarter of 2008
     The following table sets forth the percentage relationship to net sales of certain items in our condensed consolidated statements of income for the periods presented:

	Three Months Ended
	September 30,
	2009	2008(1)
Net sales	100.0%	100.0%
Cost of goods sold	80.8	80.5
Selling, general and administrative expenses	14.6	13.0
Depreciation and amortization	0.6	0.4

Income from operations	4.0	6.1
Interest expense	1.2	1.0
Gain on debt exchange	(0.5)	—
Other income	(0.1)	(0.1)

Income before income taxes	3.4	5.2
Provision for income taxes	0.5	1.3

Net income	2.9%	3.9%

(1)	As a result of the retrospective application of new FASB guidance related to convertible debt instruments on January 1, 2009, interest expense, income before income taxes, provision for income taxes and net income were revised for the three months ended September 30, 2008 (see Note 3 to the consolidated financial statements).
     Net sales in the third quarter of 2009 totaled $1,152.4 million versus $1,628.1 million in the comparable period for 2008, a decrease of $475.7 million, or 29.2%, over the same period last year. Sales were negatively impacted by weak market conditions, lower commodity prices, the absence of hurricane restoration activity and unfavorable foreign currency exchange rates.
     Cost of goods sold for the third quarter of 2009 was $931.5 million versus $1,311.7 million for the comparable period in 2008, and cost of goods sold as a percentage of net sales was 80.8% in 2009 versus 80.5% in 2008. The increase in the cost of goods sold percentage was primarily due to an increase in inventory reserves and lower supplier volume rebate rates.
     Selling, general and administrative (“SG&A”) expenses in the third quarter of 2009 totaled $168.3 million versus $211.3 million in last year’s comparable quarter. The decrease in SG&A expenses is due to aggressive cost reduction actions. As a percentage of net sales, SG&A expenses were 14.6% in the third quarter of 2009 compared to 13.0% in the third quarter of 2008, reflecting a decrease in sales volume.
     SG&A payroll expenses for the third quarter of 2009 of $111.1 million decreased by $30.6 million compared to the same quarter in 2008. The decrease in payroll expenses was primarily due to a decrease in commission and incentive costs of $13.0 million, a decrease in salaries and wages of $12.8 million, a decrease in benefit costs of $2.3 million and a decrease in temporary labor costs of $1.9 million. Other SG&A related payroll expenses decreased $0.6 million.
     The remaining SG&A expenses for the third quarter of 2009 of $57.2 million decreased by approximately $12.8 million compared to same quarter in 2008. Included in this period’s SG&A expenses was a decrease in travel costs of $3.2 million, a decrease in transportation costs of $2.5 million, and a decrease in other operating expenses of $2.3 million due to the decrease in sales volume. In addition, there was a $1.7 million reduction in bad debt expense due to a one time charge recorded in last years comparable period. Other SG&A expenses decreased $3.1 million.
     Depreciation and amortization for the third quarter of 2009 was $6.4 million versus $6.5 million in last year’s comparable quarter. The decrease is due to the reduction in capital expenditures in 2009.

     Interest expense totaled $13.6 million for the third quarter of 2009 versus $15.6 million in last year’s comparable quarter, a decrease of 13.1%. Interest expense for the third quarter of 2009 was impacted by both the reduction in interest rates and the decrease in debt. On January 1, 2009, we retrospectively applied the provisions of new guidance concerning convertible debt instruments to our 2025 Debentures and 2026 Debentures, and on August 27, 2009 we applied the provisions of the new guidance to our 2029 Debentures. This change in accounting treatment results in an increase in non-cash interest reported in the financial statements. Interest expense for the Debentures totaled $6.5 million and $5.9 million for the three months ended September 30, 2009 and 2008, respectively, of which $2.9 million and $3.6 million, respectively, was non-cash interest.
     Gain on debt exchange totaled $6.0 million for the third quarter of 2009. On August 27, 2009, we completed an exchange offer pursuant to which we issued $345.0 million aggregate principal amount of 2029 Debentures in exchange for approximately $299.7 million and $57.7 million aggregate principal amounts of our outstanding 2026 Debentures and 2025 Debentures, respectively. The gain included the write-off of debt issue costs.
     Other income totaled $1.4 million for the third quarter of 2009 versus $2.3 million in the comparable period for 2008. We account for our investment in the LADD joint venture on an equity basis, and earnings are reported as other income in the consolidated statement of income. The decrease in other income is due to the decrease in the joint venture’s income.
     Income tax expense totaled $6.3 million in the third quarter of 2009, and the effective tax rate was 15.8% compared to 25.2% in the same quarter in 2008. The decrease in the effective tax rate is due to a reduction in projected income, the revaluation of deferred tax items and the impact from foreign jurisdictions.
     For the third quarter of 2009, net income decreased by $30.1 million to $33.6 million compared to $63.7 million in the third quarter of 2008. Diluted earnings per share was $0.79 for the third quarter of 2009 compared with $1.48 per diluted share for the third quarter of 2008. The decrease in net income was primarily due to the decline in sales attributable to the weak market conditions.
Nine Months Ended September 30, 2009 versus Nine Months Ended September 30, 2008
     The following table sets forth the percentage relationship to net sales of certain items in our condensed consolidated statements of income for the periods presented:

	Nine Months Ended
	September 30,
	2009	2008(1)
Net sales	100.0%	100.0%
Cost of goods sold	80.4	80.3
Selling, general and administrative expenses	15.1	13.5
Depreciation and amortization	0.6	0.4

Income from operations	3.9	5.8
Interest expense	1.1	1.1
Gain on debt exchange	(0.2)	—
Other income	(0.1)	(0.2)

Income before income taxes	3.1	4.9
Provision for income taxes	0.7	1.4

Net income	2.4%	3.5%

(1)	As a result of the retrospective application of new FASB guidance related to convertible debt instruments on January 1, 2009, interest expense, income before income taxes, provision for income taxes and net income were revised for the nine months ended September 30, 2008 (see Note 3 to the consolidated financial statements).
     Net sales in the first nine months of 2009 totaled $3,491.2 million versus $4,681.0 million in the comparable period for 2008, a decrease of $1,189.8 million, or 25.4%, over the same period last year. Sales were negatively impacted by weak market conditions, lower commodity prices, unfavorable foreign currency exchange rates, the absence of hurricane restoration activity and one less workday in the first nine months of 2009 compared to the same period in 2008.
     Cost of goods sold for the first nine months of 2009 was $2,808.3 million versus $3,758.7 million for the comparable period in 2008, and cost of goods sold as a percentage of net sales was 80.4% in 2009 versus 80.3% in 2008. The increase in the cost of goods sold percentage was primarily due to lower supplier volume rebate rates.

     SG&A expenses in the first nine months of 2009 totaled $525.7 million versus $629.7 million in last year’s comparable period. The decrease in SG&A expenses is due to aggressive cost reduction actions. As a percentage of net sales, SG&A expenses were 15.1% in the first nine months of 2009 compared to 13.5% in the first nine months of 2008, reflecting a decrease in sales volume.
     SG&A payroll expenses for the first nine months of 2009 of $357.1 million decreased by $72.4 million compared to the same period in 2008. The decrease in payroll expenses was primarily due to a decrease in commission and incentive costs of $26.7 million, a decrease in salaries and wages of $25.9 million, a decrease in benefit costs of $13.2 million and a decrease in temporary labor costs of $5.3 million. Other SG&A related payroll expenses decreased $1.3 million.
     The remaining SG&A expenses for the first nine months of 2009 of $168.6 million decreased by approximately $32.3 million compared to same period in 2008. Included in this period’s SG&A expenses was a decrease in transportation costs of $9.3 million, a decrease in travel costs of $8.9 million, a decrease in other operating expenses of $6.5 million and a decrease in supplies costs of $3.0 million due to the decrease in sales volume. Other SG&A expenses decreased $4.6 million.
     Depreciation and amortization for the first nine months of 2009 was $19.9 million versus $20.2 million in last year’s comparable period. The decrease is due to the reduction in capital expenditures in 2009.
     Interest expense totaled $39.9 million for the first nine months of 2009 versus $49.8 million in last year’s comparable period, a decrease of 19.9%. Interest expense for the first nine months of 2009 was impacted by both the reduction in interest rates and the decrease in debt. On January 1, 2009, we retrospectively applied the provisions of new guidance concerning convertible debt instruments to our 2025 Debentures and 2026 Debentures, and on August 27, 2009 we applied the provisions of the new guidance to our 2029 Debentures. This change in accounting treatment results in an increase in non-cash interest reported in the financial statements. Interest expense for the Debentures totaled $18.8 million and $17.8 million for the nine months ended September 30, 2009 and 2008, respectively, of which $10.6 million and $10.9 million, respectively, was non-cash interest.
     Gain on debt exchange totaled $6.0 million for the third quarter of 2009. On August 27, 2009, we completed an exchange offer pursuant to which we issued $345.0 million aggregate principal amount of 2029 Debentures in exchange for approximately $299.7 million and $57.7 million aggregate principal amounts of our outstanding 2026 Debentures and 2025 Debentures, respectively. The gain included the write-off of debt issue costs.
     Other income totaled $4.1 million for the first nine months of 2009 versus $7.7 million in the comparable period for 2008. We account for our investment in the LADD joint venture on an equity basis, and earnings are reported as other income in the consolidated statement of income. The decrease in other income is due to the decrease in the joint venture’s income.
     Income tax expense totaled $24.1 million for the first nine months of 2009, and the effective tax rate was 22.5% compared to 28.6% in the same period in 2008. The decrease in the effective tax rate is due to the revaluation of deferred tax items and the impact from foreign jurisdictions.
     For the first nine months of 2009, net income decreased by $81.1 million to $83.3 million compared to $164.4 million for the first nine months of 2008. Diluted earnings per share was $1.95 for the first nine months of 2009 compared with $3.77 per diluted share for the first nine months of 2008. The decrease in net income was primarily due to the decline in sales attributable to the weak market conditions.
Liquidity and Capital Resources
     Total assets were $2.5 billion at September 30, 2009, compared to $2.7 billion at December 31, 2008. The $221.1 million decrease in total assets was principally attributable to the decrease in accounts receivable and inventory of $127.9 million and $110.4 million, respectively. These reductions were due to the decrease in sales activity. Total liabilities at September 30, 2009 compared to December 31, 2008 decreased by $427.4 million to $1.5 billion. Contributing to the decrease in total liabilities was a decrease in short-term and long-term debt of $395.3 million; a decrease in accounts payable of $61.7 million due to reduced purchasing activity; and a decrease in accrued payroll and benefit costs of $21.1 million due to staffing reductions and the payment of the 2008 management incentive compensation. These decreases were partially offset by an increase in deferred income taxes of $62.7 million due to the convertible debt exchange. Stockholders’ equity increased 27.3% to $961.4 million at September 30, 2009, compared with $755.1 million at December 31, 2008, primarily as a result of the convertible debt exchange which resulted in a net increase to additional capital of $91.6 million. Also contributing to the increase in stockholder’s equity was net earnings of $83.3 million, foreign currency translation adjustments of $21.4 million and stock-based compensation expense of $9.8 million.

     Our liquidity needs arise from working capital requirements, capital expenditures, acquisitions and debt service obligations. As of September 30, 2009, we had $89.0 million in available borrowing capacity under our revolving credit facility, which combined with our $266.0 million of available borrowing capacity under our Receivables Facility and our invested cash provides us with liquidity of $439.2 million. We believe cash provided by operations and financing activities will be adequate to cover our current operational and business needs.
     The worldwide financial turmoil has had significant impacts on global credit markets. We communicate on a regular basis with our lenders regarding our financial and working capital performance and liquidity position.  We were in compliance with all covenants and restrictions as of September 30, 2009. On April 13, 2009, we entered into a $400 million amended and restated receivables purchase agreement. As previously mentioned, the amended and restated Receivables Facility is not subject to renewal until April 2012. In addition, on August 27, 2009, we completed an exchange offer pursuant to which we issued $345.0 million aggregate principal amount of the 2029 Debentures in exchange for approximately $299.7 million and $57.7 million aggregate principal amounts of our outstanding 2026 Debentures and 2025 Debentures, respectively. Our 2025 Debentures and 2029 Debentures cannot be redeemed or repurchased until October 2010 and September 2016, respectively. In the event that our 2025 Debentures are redeemed in October 2010, we believe that we will have ample financial capacity to handle such funding requirement. In conjunction with the convertible debt exchange, Moody’s Investor Services and Standard & Poor’s affirmed our credit rating and stable outlook.
     We did not note any conditions or events during the third quarter of 2009 requiring an interim evaluation of impairment of goodwill. We will perform our annual impairment testing of goodwill and indefinite-lived intangible assets during the fourth quarter.
     A possible indicator of impairment is the relationship of a company’s market capitalization to its book value. As of September 30, 2009, our market capitalization exceeded our book value. The persistence or further acceleration of the recent downturn in the global economic conditions and turbulence in financial markets could have a further negative impact on our market capitalization and/or financial performance. Two reporting units comprised of recent acquisitions, which have goodwill and trademarks totaling $284.6 million, are sensitive to a further decline in financial performance. We are taking actions to improve our future financial performance; however, we cannot predict whether or not there will be certain events that could adversely affect the reported value of goodwill and trademarks, which totaled $901.2 million and $900.7 million at September 30, 2009 and December 31, 2008, respectively.
     Over the next several quarters, we expect to maintain working capital productivity, and it is expected that excess cash will be directed primarily at debt reduction. Our near term focus will continue to be on our cost structure, right sizing of the business and maintaining ample liquidity and credit availability. We believe our balance sheet and ability to generate ample cash flow provides us with a durable business model and should allow us to fund expansion needs and growth initiatives in this time of economic contraction. To the extent that operating cash flow is materially lower than current levels or external financing sources are not available on terms competitive with those currently available, including increases in interest rates, future liquidity may be adversely affected.
Cash Flow
     Operating Activities. Cash provided by operating activities for the first nine months of 2009 totaled $290.9 million compared with $226.9 million of cash generated for the first nine months of 2008. Cash provided by operating activities in the first nine months of 2009 included net income of $83.3 million and adjustments to net income totaling $43.6 million. The increased level of cash flow is primarily attributable to a decrease in trade and other receivables of $148.9 million and a decrease in inventory of $117.1 million resulting from the decrease in sales. Cash used by operating activities in the first nine months of 2009 included: $69.7 million for the decrease in accounts payable, resulting from the decrease in purchasing activity; $21.4 million for the decrease in accrued payroll and benefit costs; $8.6 million for the increase in prepaid expenses and other current assets; and $2.3 million for the decrease in other current and noncurrent liabilities. In the first nine months of 2008, primary sources of cash were net income of $164.4 million and adjustments to net income totaling $27.1 million; an increase in accounts payable of $129.8 million, resulting from the increase in the cost of sales; and a reduction in prepaid and other current assets of $23.3 million. Cash used by operating activities in the first nine months of 2008 included: $99.4 million for the increase in trade and other receivables, resulting from the increase in sales; $14.3 million for the increase in inventory; $2.7 million for the decrease in accrued payroll and benefit costs; and $1.3 million for the decrease in other current and noncurrent liabilities.

     Investing Activities. Net cash used by investing activities for the first nine months of 2009 was $9.3 million, compared with $33.6 million of net cash provided during the first nine months of 2008. Included in 2008 were proceeds of $60.0 million from the partial divestiture of the LADD operations. Capital expenditures were $10.5 million and $26.9 million in the first nine months of 2009 and 2008, respectively. The decrease in capital expenditures in 2009 was due to cash management initiatives.
     Financing Activities. Net cash used by financing activities for the first nine months of 2009 and 2008 was $265.2 million and $226.0 million, respectively. During the first nine months of 2009, borrowings and repayments of long-term debt of $250.7 million and $245.2 million, respectively, were made to our revolving credit facility. Borrowings and repayments of $55.0 million and $300.0 million, respectively, were applied to our Receivables Facility, and there were repayments of $1.1 million to our mortgage financing facility. During the first nine months of 2008, borrowings and repayments of long-term debt of $523.4 million and $681.7 million, respectively, were made to our revolving credit facility. Borrowings and repayments of $100.0 million and $80.0 million, respectively, were applied to our Receivables Facility, and there were repayments of $1.0 million to our mortgage financing facility. In addition, during the first nine months of 2008, we purchased shares of our common stock under our share repurchase plan for approximately $74.8 million. The exercise of stock-based compensation arrangements resulted in proceeds of $0.3 million and $9.4 million during the first nine months of 2009 and 2008, respectively.
Contractual Cash Obligations and Other Commercial Commitments
     There were no material changes in our contractual obligations and other commercial commitments that would require an update to the disclosure provided in our Current Report on Form 8-K dated July 27, 2009, other than the Receivables Facility disclosure in Note 6 and the convertible debt disclosure in Note 7 to the condensed consolidated financial statements. Management believes that cash generated from operations, together with amounts available under our revolving credit facility and the Receivables Facility, will be sufficient to meet our working capital, capital expenditures and other cash requirements for the foreseeable future. There can be no assurances, however, that this will be or will continue to be the case.
Inflation
     The rate of inflation affects different commodities, the cost of products purchased and ultimately the pricing of our different products and product classes to our customers. We experienced price deflation during the nine months ended September 30, 2009, which comprised an estimated $105.0 million of our sales decline.
Seasonality
     Our operating results are not significantly affected by certain seasonal factors. Sales during the first and fourth quarter are generally less than 5% below the sales of the second and third quarters due to reduced level of activity during the winter months of December, January and February. Sales typically increase beginning in March with slight fluctuations per month through December.
Impact of Recently Issued Accounting Standards
     In June 2009, the FASB issued new guidance concerning the organization of authoritative guidance under U.S. GAAP. This new guidance created the Codification. The Codification does not change current U.S. GAAP but, is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification supersedes all existing accounting and reporting standards and all other accounting literature not included in the Codification is nonauthoritative. The Codification became effective for us during the interim period ending September 30, 2009 and did not have an impact on our financial position, results of operations or cash flows.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risks
     There have not been any material changes to our exposures to market risk during the quarter ended September 30, 2009 that would require an update to the disclosures provided in our Current Report on Form 8-K dated July 27, 2009.
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
     Changes in Internal Control Over Financial Reporting
     The financial results for the three and nine month periods ended September 30, 2009, were prepared using a new financial reporting system. We believe the necessary steps have been implemented regarding the operation of internal controls related to our information technology systems and financial statement close process. We will include the internal control over our new financial reporting system and financial statement close process in our annual report on internal controls over financial reporting as of December 31, 2009. There were no other changes during the third quarter of 2009 in our internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     As previously reported in our Annual Report on Form 10-K, we are a co-defendant in a lawsuit filed in a state court in Indiana in which a customer alleges that we sold defective products manufactured or remanufactured by others and is seeking monetary damages in the amount of $52 million.  We have denied any liability, continue to believe that we have meritorious defenses and intend to vigorously defend ourselves against these allegations. Accordingly, no liability is recorded for this matter as of September 30, 2009.
     Information relating to legal proceedings is included in Note 9, Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements and is incorporated herein by reference.
Item 6. Exhibits
     (a) Exhibits
3.1	Amended and Restated By-Laws of WESCO International, Inc., effective as of September 28, 2009 (incorporated by reference to Exhibit 3.1 of Current Report on Form 8-K dated September 28, 2009).

10.1	Amended and Restated Employment Agreement, dated as of September 1, 2009, between WESCO International, Inc. and Roy W. Haley.

10.2	Amended and Restated Employment Agreement, dated as of September 1, 2009, between WESCO International, Inc. and John J. Engel.

10.3	Amended and Restated Employment Agreement, dated as of September 1, 2009, between WESCO International, Inc. and Stephen A. Van Oss.

10.4	First Amendment to Third Amended and Restated Receivables Purchase Agreement, dated August 31, 2009.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) promulgated under the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) promulgated under the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESCO International, Inc.

Date: November 6, 2009	/s/ Richard P. Heyse Richard P. Heyse
Vice President and Chief Financial Officer