Form 10-K
period 2009-12-31
WESCO INTERNATIONAL INC
filed 2010-02-26
CIK 929008

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___
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
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such file). Yes ☐   No☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The registrant estimates that the aggregate market value of the voting shares held by non-affiliates of the registrant was approximately $1,023.2 million as of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price on the New York Stock Exchange for such stock.
     As of February 22, 2009, 42,406,211 shares of Common Stock, par value $.01 per share, of the registrant were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Part III of this Form 10-K incorporates by reference portions of the registrant’s Proxy Statement for its 2010 Annual Meeting of Stockholders.

WESCO INTERNATIONAL, INC.
Annual Report on Form 10-K for the Fiscal Year Ended
December 31, 2009

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
The Company
     WESCO International, Inc., incorporated in 1993 and formed in February 1994 upon acquiring a distribution business from Westinghouse Electric Corporation, is a leading North American distributor of products and provider of supply chain services used primarily in the industrial, construction, utility and commercial, institutional and government markets. We serve over 100,000 customers globally, including a majority of the Fortune 1000, through approximately 380 full service branches and seven distribution centers located primarily in the United States, Canada and Mexico, with additional locations in the United Kingdom, Singapore, China, Australia, Africa and the United Arab Emirates. At the end of 2009, we had approximately 6,100 employees worldwide.
     We sell electrical and industrial maintenance, repair and operating supplies, commonly referred to as “MRO”, and electrical and non-electrical construction and original equipment manufacturer (“OEM”) products and services. Our primary product categories include general electrical and industrial supplies, wire, cable and conduit, data communications, power distribution equipment, lighting and lighting control systems, control and automation and motors. We distribute more than 1,000,000 products from more than 17,000 suppliers utilizing a highly automated, proprietary electronic procurement and inventory replenishment system. In addition, we offer a comprehensive portfolio of value-added services, which include supply chain management, logistics and transportation procurement, warehousing and inventory management as well as kitting and limited assembly of products. Our value-added capabilities, extensive geographic reach, experienced workforce and broad product and supply chain solutions have enabled us to grow our business and establish a leading position in North America.
Industry Overview
     We operate in highly fragmented markets that include thousands of small regional and locally based, privately owned competitors. In 2008, the latest year for which market share data is available, the five largest national distributors, including us, accounted for approximately 26% of estimated total electrical distribution industry sales in the United States. Our global account, integrated supply and OEM programs provide customers with a regional, national, North American and, in some cases, global supply chain consolidation opportunity. The demand for these programs has grown in recent years, driven primarily by the desire of companies to reduce operating expenses by implementing third-party programs for the operational and administrative functions associated with the procurement, management and utilization of MRO supplies and OEM components. We believe that significant opportunities exist for further expansion of these programs, as the total potential in the United States for purchases of supplies and services across all channels is currently estimated to be greater than $500 billion.
     According to published sources, the electrical distribution industry has grown at an approximately 5% compound annual rate over the past 20 years. This expansion has been driven by general economic growth, increased price levels for key commodities, increased use of electrical products in businesses and industries, new products and technologies and the proliferation of enhanced building and safety codes and the internet. Wholesale distributors have also grown as a result of a long term shift in procurement preferences that favor the use of distributors over direct relationships with manufacturers.
Markets and Customers
     We have a large base of over 100,000 customers across a diverse set of end markets. Our top ten customers accounted for approximately 11% of our sales in 2009. No one customer accounted for more than 4% of our total sales in 2009.
The following table sets forth sales information about us by market:

	Year Ended December 31,
	2009	2008	2007
	(percentages based on total sales)
Industrial(1)	40%	43%	43%
Construction	36%	35%	34%
Utility	17%	16%	16%
Commercial, Institutional and Governmental	7%	6%	7%

(1)	We include OEM businesses within the industrial market.

     Industrial. Sales to industrial customers, which include manufacturing and process industries, accounted for approximately 40% of our sales in 2009. We provide MRO and OEM products and services for maintenance, repair and product assembly operations. MRO expenditures are greatest in the heavy process industries, such as food processing, metals, pulp and paper and petrochemical. MRO product categories include a broad range of electrical supplies as well as lubricants, pipe, valves and fittings, fasteners, cutting tools and power transmission products. OEM customers require a reliable supply of products or components to incorporate into their own products. In addition, OEM customers are particularly service and price sensitive due to the volume and the critical specifications of the product used, and they also expect value-added services such as supplier consolidation, design and technical support, just-in-time supply and electronic commerce.
     Construction. Sales of electrical and data communications products to construction contractors accounted for approximately 36% of our sales in 2009. Customers range from large contractors for major industrial, infrastructure, commercial and data communication projects such as refineries, railways, hospitals, wastewater treatment facilities, data centers, security installations and offices, to small residential contractors. Electrical products purchased by electrical subcontractors typically account for approximately 40% to 50% of their installed project cost, making accurate cost estimates and competitive material costs critical to a contractor’s success in winning and completing profitable projects. In addition to a wide array of electrical products, we offer contractors data communications products such as IT/network modernization, physical security upgrades, broadband deployments, network security, and disaster recovery.
     Utility. Sales to utilities and utility contractors accounted for approximately 17% of our sales in 2009. Customers include large investor-owned utilities, rural electric cooperatives, municipal power authorities and contractors that serve these customers. We provide our utility customers with products and services to support the construction and maintenance of their transmission and distribution lines along with an extensive range of supplies to meet their power plant MRO and capital projects needs. Full materials management and procurement outsourcing arrangements are also important in this market, as cost pressures and deregulation have caused utility customers to seek improvements in the efficiency and effectiveness of their supply chains.
     Commercial, Institutional and Governmental(“CIG”). Sales to CIG customers accounted for approximately 7% of our sales in 2009. Customers include schools, hospitals, property management firms, retailers and federal, state and local government agencies of all types.
Business Strategy
     Our goal is to grow organically and through accretive acquisitions at a rate greater than that of our industry. Our organic growth strategy leverages our existing strengths and focuses on initiatives to enhance our sales and customer service, develop new end markets, broaden our product and service offerings and expand our geographic footprint. To support our organic growth strategy and to expand our ability to serve existing as well as new customers, we intend to pursue strategic acquisitions. We utilize LEAN continuous improvement initiatives on a company-wide basis to deliver operational excellence and improve results. We also extend our LEAN initiatives to customers to improve the efficiency and effectiveness of their operations and supply chains. In addition, we seek to generate a distinct competitive advantage through talent management and employee development processes and programs.
     We currently are focusing our growth efforts on the following markets, customers and product solution areas:
•	Global account and integrated supply programs;

•	Engineering, procurement and construction (“EPC”) firms and construction contractors;

•	Government;

•	Healthcare and Education;

•	Utility;

•	International;

•	Data communication and security products; and

•	Lighting systems and technologies related to sustainability.
     Grow Our Global Account Customer Relationships and Base. Our typical global account customer is a Fortune 1000 industrial or commercial company, a large utility, a major contractor, or a governmental or institutional customer, in each case with multiple locations. Our global account program is designed to provide customers with supply chain management and cost reductions by coordinating activity for maintenance, repair and operating (“MRO”) supplies and direct materials across their multiple locations. Comprehensive implementation plans are managed at the local, national and international levels to identify key performance measures, prioritize activities and track progress against objectives. We involve our preferred suppliers early in the implementation process, where they can contribute expertise and product knowledge to accelerate program implementation and achievement of cost savings and process improvements.

     Over the past ten years, revenue growth from our global account programs is estimated to have exceeded the compound annual growth rate of the overall electrical distribution industry. Our objective is to continue to increase revenue from our global account programs by expanding our product and service offerings to existing global account customers and expanding our reach to serve additional customer locations. We also plan on expanding our customer base by capitalizing on our industry expertise and supply chain optimization capabilities.
     Extend Our Leadership Position in Integrated Supply Programs. Our integrated supply services are focused on customers in the industrial, utility, construction and CIG markets. We combine our personnel, product and distribution expertise, electronic technologies and service capabilities with the customer’s own internal resources to meet particular service requirements. Each integrated supply program is configured to significantly reduce the number of suppliers, total procurement costs, and administrative expenses as well as improve operating controls. Our integrated supply programs focus on supply chain optimization and replace the traditional multi-vendor, resource-intensive procurement process with a single, outsourced, fully automated process. Our services range from timely product delivery to a fully outsourced procurement function. We believe that customers will increasingly seek to utilize such services to consolidate and manage their MRO and OEM supply chains. We plan to expand our leadership position as the largest integrated supply services provider of MRO supplies in the United States by building upon established relationships within our large customer base and premier supplier network, and extending our services to locations outside the United States.
     Expand Our Relationships with EPC Firms and Construction Contractors. Our construction sales are focused on contractors, particularly those involved with healthcare, educational facilities, data centers and energy and government infrastructure-related projects. We believe that significant cross selling opportunities exist for electrical and data communication products and we intend to use our global account programs, LEAN initiatives and project management expertise to capitalize on construction business.
     Expand Government Business. Our dedicated government business development and sales team is focused on serving federal, state and local government agencies. We are focused on monitoring all activity and opportunities related to the American Recovery and Reinvestment Act and have seen positive results from these efforts, and plan to continue to emphasize this area of our business in 2010 and 2011.
     Expand Our Position in Healthcare and Education. Our healthcare and education sales resources are focused on major metropolitan areas where we are well-established and where there is a concentration of these institutions and a desire to maximize productivity, minimize waste, improve safety and reduce cost. We plan on expanding our agreements with group purchasing organizations and integrated delivery networks, capitalizing on our LEAN initiatives, to enhance our position in these markets.
     Expand Products and Services for Utilities. Our utility customers continue to be focused on transmission-related and alternative energy projects. As a result, we are focused on expanding our high voltage product categories and combining our integrated supply and project management programs to increase our scope of supply on transmission, generation and alternative energy construction projects. In addition, we have seen an increasing number of investor owned utility and public power customers (municipal utilities) apply for federal grant money under the provisions of the American Recovery and Reinvestment Act. Accordingly, we intend to focus our sales efforts on customers qualifying for federal funds looking to implement energy-efficient lighting system upgrades and “smart grid” programs.
     Expand International Operations. We seek to capitalize on existing and emerging international market opportunities through collaborative investments with key customers and suppliers. We follow our established customers and pursue business that we believe utilizes and extends our existing capabilities. We believe this strategy of working through well-developed customer and supplier relationships significantly reduces risk and provides the opportunity to establish profitable business. Our priorities are focused on global energy and construction projects, as well as attractive vertical markets such as infrastructure, data communications, alternative energy and integrated supply and procurement outsourcing.
     Grow Our Data Communications Position. Over the last several years, there has been a convergence of electrical and data communication contractors. Our ability to provide both electrical and data communication product lines as well as automation, electromechanical, non-electrical MRO, physical security and utility products has presented expanded cross selling opportunities between our industrial, utility, construction, OEM and data communication focused sales forces. Additionally, data communication products have continued to be in strong demand due to networking upgrades, low voltage security investments, data center upgrades and increasing broadband utilization. We are investing in the expansion of our data communication sales force and geographic footprint. We opened nine data communication branches within our existing branch locations in 2009. In 2010, we anticipate opening additional data communication branches within existing branches that do not have focused data communication sales teams.
     Grow Lighting System Product Sales. Lighting applications are undergoing significant innovation driven by energy efficiency and sustainability trends. We have expanded our sales team and marketing initiatives, increasing lighting sales from 10% of total sales in 2008 to 11% in 2009. We will continue to focus significant resources on this product category as we believe the trends in lighting systems will provide attractive growth opportunities for the next several years.

     Increase Business in Sustainable Technologies. Demand is building for sustainable and energy efficient solutions in the electrical distribution industry, and we are integrating “green” technologies into our product and service offerings. Our goal is to help our customers meet their environmental sustainability objectives by providing world-class sustainable products and solutions from leading manufacturers. We also provide the education and resources that organizations need to deploy these solutions.
     Pursue Strategic Acquisitions. Since 1995, we have completed 32 acquisitions. We believe that the highly fragmented nature of the electrical and industrial distribution industry will continue to provide acquisition opportunities. We expect that any future acquisitions will be financed with internally generated funds, additional debt and/or the issuance of equity securities.
     Drive Operational Excellence via LEAN. LEAN continuous improvement is a set of company-wide strategic initiatives to increase efficiency and effectiveness across the entire business enterprise, including sales, operations and administrative processes. The basic principles behind LEAN are to systematically identify and implement improvements through simplification, elimination of waste and reduction in errors. We apply LEAN in our distribution environment, and develop and deploy numerous initiatives through the Kaizen approach targeting improvements in sales, margin, warehouse operations, transportation, purchasing, inventory, accounts receivable, accounts payable, and administrative processes. Our objective is to continue to implement LEAN initiatives across our business enterprise and to extend LEAN services to our customers.
     Talent Management. Our strategy is to develop a distinct competitive advantage through talent management and employee development. We believe our ability to attract, develop and retain diverse human capital is imperative to business success. We improve workforce capability through various programs and processes that identify, recruit, develop and promote our talent base. We have made significant enhancements in these programs over the last several years and we expect to continue to refine and enhance these programs in the future.
Products and Services
Products
     Our network of branches and distribution centers stock more than 250,000 unique product stock keeping units and we provide customers with access to more than 1,000,000 different products. Each branch tailors its inventory to meet the needs of its local customers.
     Representative product categories and associated product lines that we offer include:
•	General and Industrial Supplies. Wiring devices, fuses, terminals, connectors, boxes, enclosures, fittings, lugs, terminations, tape, splicing and marking equipment, tools and testers, safety and security, personal protection, abrasives, cutting tools, tapes, consumables, fasteners, janitorial and other MRO supplies;

•	Wire, Cable and Conduit. Wire, cable, raceway, metallic and non-metallic conduit;

•	Data Communications. Structured cabling systems, low voltage specialty systems, specialty wire and cable products, equipment racks and cabinets, access control, alarms, cameras, paging and voice solutions;

•	Power Distribution Equipment. Circuit breakers, transformers, switchboards, panel boards, metering products and busway products;

•	Lighting and Controls. Lamps, fixtures, ballasts and lighting control products; and

•	Control, Automation and Motors. Motor control devices, drives, surge and power protection, relays, timers, pushbuttons, operator interfaces, switches, sensors, and interconnects.
     We purchase products from a diverse group of more than 17,000 suppliers. In 2009, our ten largest suppliers accounted for approximately 33% of our purchases. The largest of these was Eaton Corporation, through its Eaton Electrical division, which accounted for approximately 12% of our total purchases. No other supplier accounted for more than 5% of our total purchases.
     Our supplier relationships are important to us, providing access to a wide range of products, technical training, and sales and marketing support. We have preferred supplier agreements with more than 300 of our suppliers and purchase over 60% of our products pursuant to these agreements. Consistent with industry practice, most of our agreements with suppliers, including both distribution agreements and preferred supplier agreements, are terminable by either party on 60 days notice or less.

Services
     We offer customers a comprehensive portfolio of value added services which includes more than 40 value add solutions, in ten categories ranging from construction, project management, e-business, energy, engineering services, green and sustainability, production support, safety, supply chain optimization, training, to working capital. These solutions are designed to address our customer’s business needs through:
•	Outsourcing of the entire MRO purchasing process via integrated supply;

•	Providing technical support for manufacturing process improvements;

•	Implementing inventory optimization programs, including just-in-time delivery and vendor managed inventory;

•	Participating in joint cost savings teams;

•	Assigning our employees as on-site support personnel;

•	Consulting and recommending energy-efficient product upgrades; and

•	Offering safety and product training for customer employees.
Competitive Strengths
     We compete directly with global, national, regional and local distributors of electrical and other industrial supplies. Competition is primarily focused on the local service area, and is generally based on product line breadth, product availability, service capabilities and price. We also compete with buying groups formed by smaller distributors to increase purchasing power and provide some cooperative marketing capability. While increased buying power may improve the competitive position of buying groups locally, we believe it is difficult to coordinate a diverse ownership group. Although certain Internet-based procurement service companies, auction businesses and trade exchanges remain in the marketplace, the impact on our business from these competitors has not been significant to date.
     Market Leadership. Our ability to manage complex global supply chains, multi-site facility maintenance programs and construction projects that require special sourcing, technical advice, logistical support and locally based service has enabled us to establish a strong presence in our served markets. We have utilized these skills to generate significant revenues in a broad range of industries with intensive use of electrical and industrial products.
     Broad Product Offering and Value-added Services. We provide a wide range of products, services and procurement solutions, which draw on our product knowledge, supply and logistics expertise, system capabilities and supplier relationships to enable our customers to maximize productivity, minimize waste, improve efficiencies, reduce costs and enhance safety. Our broad product offering and stable source of supply enables us to consistently meet virtually all of a customer’s product and MRO and OEM requirements.
     Extensive Distribution Network. We operate approximately 380 geographically dispersed branch locations and seven distribution centers (four in the United States and three in Canada). Our distribution centers add value for our customers, suppliers, and branches through the combination of a broad and deep selection of inventory, online ordering, next-day shipment and central order handling and fulfillment. Our distribution center network reduces the lead-time and cost of supply chain activities through automated replenishment and warehouse management systems and economies of scale in purchasing, inventory management, administration and transportation. This extensive network, which would be difficult and expensive to duplicate, provides us with a distinct competitive advantage and allows us to:
•	Enhance localized customer service, technical support and sales coverage;

•	Tailor individual branch products and services to local customer needs; and

•	Offer multi-site distribution capabilities to large customers and global accounts.
     Low Cost Operator. Our competitive position has been enhanced by our consistent favorable operating cost position, which is based on use of LEAN concepts to reduce costs, strategically-located distribution centers, and purchasing economies of scale.
     As a result of these factors, our operating cost as a percentage of sales is one of the lowest in our industry. Our selling, general and administrative expenses as a percentage of revenues for 2009 were 15.0%, significantly below our peer group 2008 average of approximately 19.3%, according to the National Association of Electrical Distributors.

Geography
     Our network of branches and distribution centers are located primarily in the United States, Canada, and Mexico, with additional locations in the United Kingdom, Africa, United Arab Emirates, Singapore, Australia and China.
     United States. To serve our customers in the United States, we operate a network of approximately 305 branches supported by four distribution centers located in Pennsylvania, Nevada, Mississippi and Arkansas. With sales of approximately $3,928 million, sales in the United States represented approximately 85% of our total sales in 2009. According to the Electrical Wholesaling Magazine, the U.S. electrical wholesale distribution industry had estimated sales of approximately $75 billion in 2009.
     Canada. To serve our Canadian customers, we operate a network of approximately 60 branches in nine provinces. Branch operations are supported by three distribution centers located in Montreal, Edmonton and Vancouver. With sales of approximately $559 million, sales in Canada represented approximately 12% of our total sales in 2009. Total industry sales in Canada are considerably less than in the United States, with approximately $5.5 billion in total sales in 2009, according to the Canadian Distribution Council.
     Mexico. We have nine branch locations in Mexico. Our headquarters in Tlalnepantla Estado de Mexico operates similar to a distribution center to enhance the service capabilities of the local branches. We pursue business opportunities in the Gulf of Mexico from our branches in Cd. del Carmen and Veracruz. From our locations in Monterrey, McAllen and Cd. Juarez, we seek to capitalize on the mining and Maquiladora OEM business opportunities on the United States-Mexican border. To support the influx of foreign investment in Bajio, we have branch locations in Guadalajara, Queretaro and Puebla.
     Other International Locations. We sell to other international customers through domestic export sales offices located within North America and sales offices in various international locations. Our operations in Aberdeen, Scotland and Manchester, England support sales efforts in Europe and the Middle East. We have operations in Nigeria and Angola to serve West Africa, an office in United Arab Emirates to serve the Middle East, an office in Singapore to support our sales to Asia, an office in Perth to serve customers in Western Australia and an office near Shanghai to serve customers in China. All of our international locations have been established to serve our growing list of customers with global operations.
     The following table sets forth information about us by geographic area:

	Net Sales			Long-Lived Assets
	Year Ended December 31,			December 31,
(In thousands)	2009	2008	2007	2009	2008	2007
United States	$3,928,182	$5,305,744	$5,229,147	$112,955	$120,185	$106,159
Foreign Operations
Canada	559,367	673,284	633,406	12,343	10,692	13,122
Other foreign	136,405	131,812	140,899	698	892	406

Subtotal Foreign Operations	695,772	805,096	774,305	13,041	11,584	13,528

Total U.S. and Foreign	$4,623,954	$6,110,840	$6,003,452	$125,996	$131,769	$119,687

Intellectual Property
     We currently have trademarks and service marks registered with the U.S. Patent and Trademark Office. The registered trademarks and service marks include: “WESCO”, our corporate logo and the running man logo. “Go Green with WESCO” and “LEAN GREEN with WESCO” were added to our trademark portfolio in 2009 in an effort to promote our environmentally friendly sales and marketing initiatives. These trademarks and service mark applications have been filed in various foreign jurisdictions, including Canada, Mexico, the United Kingdom, Singapore, China, Hong Kong, Thailand and the European Community.
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

Seasonality
     Our operating results are not significantly affected by seasonal factors. Sales during the first and fourth quarters are generally below the sales of the second and third quarters due to a reduced level of activity during the winter months of December, January and February. Sales typically increase beginning in March, with slight fluctuations per month through December. As a result, our reported sales and earnings in the first and fourth quarters are generally lower than in the second and third quarters.
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
     In addition, our charters for our Executive Committee, Nominating and Governance Committee, Audit Committee and Compensation Committee, as well as our Independence Standards, our Governance Guidelines and our Code of Business Ethics and Conduct for our Directors, officers and employees, are all available on our website in the “Corporate Governance” link under the “Investors” heading.
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

Executive Officers
     Our executive officers and their respective ages and positions are set forth below.

Name	Age	Position

Roy W. Haley	63	Executive Chairman
John J. Engel	48	President and Chief Executive Officer
Stephen A. Van Oss	55	Senior Vice President and Chief Operating Officer
Richard P. Heyse	47	Vice President and Chief Financial Officer
David S. Bemoras	52	Vice President, Operations
Andrew J. Bergdoll	47	Vice President, Operations
Daniel A. Brailer	52	Vice President, Treasurer and Investor Relations
Allan A. Duganier	54	Director of Internal Audit
James R. Griffin	48	Vice President, Operations
Timothy A. Hibbard	53	Corporate Controller
Diane E. Lazzaris	43	Vice President, Legal Affairs
Robert J. Powell	48	Vice President, Human Resources
Robert B. Rosenbaum	52	Vice President, Operations
Marcy Smorey-Giger	38	Corporate Counsel and Secretary
Ronald P. Van, Jr.	49	Vice President, Operations
Set forth below is biographical information for our executive officers listed above.
     Roy W. Haley has served as Executive Chairman since September 2009 and has been our Chairman of the Board since 1998. Previously, he also served as our Chief Executive Officer from 1994 to September 2009. From 1988 to 1993, Mr. Haley served as Chief Operating Officer, President and as a director of American General Corporation, a diversified financial services company. Mr. Haley also serves as a director and chairman of the audit committees of United Stationers, Inc. and Cambrex Corporation, and as a director of the Federal Reserve Bank of Cleveland.
     John J. Engel has served as President and Chief Executive Officer since September 2009. Previously, Mr. Engel served as our Senior Vice President and Chief Operating Officer from 2004. From 2003 to 2004, Mr. Engel served as Senior Vice President and General Manager of Gateway, Inc. From 1999 to 2002, Mr. Engel served as an Executive Vice President and Senior Vice President of Perkin Elmer, Inc. From 1994 to 1999, Mr. Engel served as a Vice President and General Manager of Allied Signal, Inc. and held various engineering, manufacturing and general management positions at General Electric Company from 1985 to 1994.
     Stephen A. Van Oss has served as Senior Vice President and Chief Operating Officer from September 2009. Previously, Mr. Van Oss served as our Senior Vice President and Chief Financial and Administrative Officer from 2004 to September 2009. From 2000 to 2004, he served as our Vice President and Chief Financial Officer. From 1997 to 2000, Mr. Van Oss served as our Director, Information Technology and, in 1997, as our Director, Acquisition Management. From 1995 to 1996, Mr. Van Oss served as Chief Operating Officer and Chief Financial Officer of Paper Back Recycling of America, Inc. Mr. Van Oss serves as a director of Cooper-Standard Holdings Inc. and as the chairman of its audit committee. He also serves as a trustee of Robert Morris University and is a member of its finance and government committees.
     Richard P. Heyse has served as Vice President and Chief Financial Officer since June 2009. From April 2005 to May 2009, he served as Vice President and Chief Financial Officer of Innophos Holding, Inc., a leading North American producer of specialty phosphates. From 2001 to March 2005, he served as Division Controller for the chemical and specialty polymers businesses of Eastman Chemical Company. Mr. Heyse also has held various positions in finance, IT, supply chain and engineering with Koch Industries, Eaton Corporation and International Paper.
     David S. Bemoras has served as Vice President, Operations since August 2008. Previously, Mr. Bemoras served as Vice President of Sales and Marketing for Communications Supply Corporation, which the Company acquired in November 2006. Prior to joining Communications Supply Corporation, Mr. Bemoras served as Vice President of Sales and Marketing for GNWC Wire, Cable and Network Products, a company he co-founded, and Vice President of Sales and Marketing with Lenz Electric Manufacturing Company.
     Andrew J. Bergdoll has served as Vice President, Operations since December 2007. From March 2005 through December 2007, Mr. Bergdoll served as President for Liberty Wire & Cable, Inc., a subsidiary of Communications Supply Corporation, which the Company acquired in November 2006. From 2001 to March 2005, Mr. Bergdoll served as Senior Vice President of US Filter, a subsidiary of Siemens AG.
     Daniel A. Brailer has served as Vice President, Treasurer and Investor Relations since May 2006. From 1999 to May 2006, he served as our Treasurer and Director of Investor Relations. Prior to joining the Company, Mr. Brailer served in various positions at Mellon Financial Corporation, most recently as Senior Vice President.

     Allan A. Duganier has served as Director of Internal Audit since January 2006. From 2001 to January 2006, Mr. Duganier served as our Corporate Operations Controller and, from 2000 to 2001, as our Industrial/Construction Group Controller.
     James R. Griffin has served as Vice President, Operations since February 2008. From July 2006 to November 2007, he served as President of GROHE Americas, a manufacturer and distributor of faucet and shower products. From 2001 to January 2006, he served as President and General Manager of Specialty Construction Brands, Inc., a manufacturer of home improvement products. From 1997 to 2000, he served as Vice President and General Manager of Willy Wonka Candy Factory, Inc., a subsidiary of Nestlé S.A.
     Timothy A. Hibbard has served as Corporate Controller since July 2006. From 2002 to July 2006, he served as Corporate Controller at Kennametal Inc. From 2000 to 2002, Mr. Hibbard served as Director of Finance of Kennametal’s Advanced Materials Solutions Group, and, from 1998 to 2000, he served as Controller of Greenfield Industries, Inc., a subsidiary of Kennametal Inc.
     Diane E. Lazzaris became our Vice President, Legal Affairs in February 2010. From February 2008 to February 2010, Ms. Lazzaris served as Senior Vice President - Legal, General Counsel and Corporate Secretary of Dick’s Sporting Goods, Inc. From 1994 to February 2008, she held various corporate counsel positions at Alcoa Inc., most recently as Group Counsel to a group of global businesses.
     Robert J. Powell has served as Vice President, Human Resources since September 2007. From 2001 to September 2007, Mr. Powell served as Vice President, Human Resources Operations and Workforce Planning of Archer Daniels Midland Company. From 2000 to 2001, Mr. Powell served as Vice President, Human Resources-Southeast of AT&T Broadband. From 1999 to 2000, he served as Corporate Vice President, Human Resources of Porex Corporation.
     Robert B. Rosenbaum has served as Vice President, Operations since 1998. From 1982 until 1998, Mr. Rosenbaum served as President of Bruckner Supply Company, Inc., an integrated supply company that we acquired in 1998.
     Marcy Smorey-Giger has served as Corporate Counsel and Secretary since 2004. From 2002 until 2004, Ms. Smorey-Giger served as Corporate Attorney and Manager, Compliance Programs. From 1999 to 2002, Ms. Smorey-Giger was Compliance and Legal Affairs Manager.
     Ronald P. Van, Jr. has served as Vice President, Operations since 1998. Previously, Mr. Van served as a Vice President and Controller of EESCO, an electrical distributor we acquired in 1996.

Item 1A.	Risk Factors.
     The following factors, among others, could cause our actual results to differ materially from the forward-looking statements we make. All forward-looking statements attributable to us or persons working on our behalf are expressly qualified by the following factors. This information should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7A, Quantitative and Qualitative Disclosures about Market Risks and the consolidated financial statements and related notes included in this Form 10-K.
Adverse conditions in the global economy and disruptions of financial markets could negatively impact our results of operations.
     Our results of operations are affected by the level of business activity of our customers, which in turn is affected by global economic conditions and market factors impacting the industries and markets that they serve. Global economies and financial markets continue to experience significant uncertainty and volatility. Continued adverse economic conditions or lack of liquidity in various markets, particularly in North America, may adversely affect our revenues and operating results. Economic and financial market conditions also affect the availability of financing for projects and for our customers’ capital or other expenditures, which can result in project delays or cancellations and thus affect demand for our products. There can be no assurance that any governmental responses to economic conditions or disruptions in the financial markets ultimately will stabilize the markets or increase our customers’ liquidity or the availability of credit to our customers. Should one or more of our larger customers declare bankruptcy, it could adversely affect the collectability of our accounts receivable, bad debt reserves and net income. In addition, our ability to access the capital markets may be restricted at a time when we would like, or need, to do so. The global economic and financial environment also may affect our business and financial condition in ways that we currently cannot predict, and there can be no assurance that global economic and market conditions will not adversely affect our results of operations, cash flow or financial position in the future.
An increase in competition could decrease sales or earnings.
     We operate in a highly competitive industry and compete directly with global, national, regional and local providers of our products. Some of our existing competitors have, and new market entrants may have, greater resources than us. Competition is primarily focused in the local service area and is generally based on product line breadth, product availability, service capabilities and price. Other sources of competition are buying groups formed by smaller distributors to increase purchasing power and provide some cooperative marketing capability.

     Existing or future competitors may seek to gain or retain market share by reducing prices, and we may be required to lower our prices or may lose business, which could adversely affect our financial results. Also, to the extent that we do not meet changing customer preferences or demands or to the extent that one or more of our competitors becomes more successful with private label products or otherwise, our ability to attract and retain customers could be materially adversely affected. Existing or future competitors also may seek to compete with us for acquisitions, which could have the effect of increasing the price and reducing the number of suitable acquisitions. In addition, it is possible that competitive pressures resulting from industry consolidation could affect our growth and profit margins.
Our outstanding indebtedness requires debt service commitments that could adversely affect our ability to fulfill our obligations and could limit our growth and impose restrictions on our business.
     As of December 31, 2009, we had $874.5 million of consolidated indebtedness, including $150 million in aggregate principal amount of 7.50% Senior Subordinated Notes due 2017 (the “2017 Notes”), $92.3 million in aggregate principal amount of 2.625% Convertible Senior Debentures due 2025 (the “2025 Debentures”), $0.2 million in aggregate principal amount of 1.75% Convertible Senior Debentures due 2026 (the “2026 Debentures”), and $345.0 million in aggregate principal amount of 6.0% Convertible Senior Debentures due 2029 (the “2029 Debentures” and together with the 2025 Debentures and 2026 Debentures, the “Debentures”). Our consolidated indebtedness also includes our mortgage facility, revolving credit facility, which has an aggregate borrowing capacity of $375.0 million, and accounts receivable securitization facility (the “Receivables Facility”), through which we sell up to $400 million of our accounts receivable to a third-party conduit. We and our subsidiaries may undertake additional borrowings in the future, subject to certain limitations contained in the instruments governing our indebtedness.
     Our debt service obligations have important consequences, including: our payments of principal and interest reduce the funds available to us for operations, future business opportunities and acquisitions and other purposes; they increase our vulnerability to adverse economic, financial market and industry conditions; our ability to obtain additional financing may be limited; they may hinder our ability to adjust rapidly to changing market conditions; we may be required to incur additional interest due to the contingent interest features of the Debentures, which are embedded derivatives; and our financial results are affected by increased interest costs. Our ability to make scheduled payments of principal and interest on our debt, refinance our indebtedness, make scheduled payments on our operating leases, fund planned capital expenditures or to finance acquisitions will depend on our future performance, which, to a certain extent, is subject to economic, financial, competitive and other factors beyond our control. There can be no assurance that our business will continue to generate sufficient cash flow from operations in the future to service our debt, make necessary capital expenditures or meet other cash needs. If unable to do so, we may be required to refinance all or a portion of our existing debt, to sell assets or to obtain additional financing. Our Receivables Facility is subject to renewal in April 2012, and our revolving credit facility is subject to renewal in November 2013. There can be no assurance that available funding or any sale of additional receivables or additional financing will be possible at the times of renewal in amounts or terms favorable to us, if at all.
     Over the next three years, we expect to repay approximately $146.7 million of indebtedness, of which $92.3 million is related to our 2025 Debentures, $45.0 million is related to our Receivables Facility, $5.0 million is related to our mortgage credit facility, $3.9 million is related to capital leases, and $0.2 million is related our 2026 Debentures and notes payable associated with acquisitions. We expect the holders of our 2025 Debentures and our 2026 Debentures to exercise their rights to require us to repurchase all or a portion of those Debentures in October 2010 and November 2011, respectively.
Our debt agreements contain restrictions that may limit our ability to operate our business.
     Our credit facilities also require us to maintain specific earnings to fixed expenses and debt to earnings ratios and to meet minimum net worth requirements. Our credit facilities and the indenture governing the 2017 Notes contain, and any of our future debt agreements may contain, certain covenant restrictions that limit our ability to operate our business, including restrictions on our ability to: incur additional debt or issue guarantees; create liens; make certain investments; enter into transactions with our affiliates; sell certain assets; make capital expenditures; redeem capital stock or make other restricted payments; declare or pay dividends or make other distributions to stockholders; and merge or consolidate with any person. Our credit facilities contain additional affirmative and negative covenants, and our ability to comply with these covenants is dependent on our future performance, which will be subject to many factors, some of which are beyond our control, including prevailing economic conditions.
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

Certain events could lead to interruptions in our operations, which may materially adversely affect our business, financial condition or results of operations.
     We operate a number of facilities and we coordinate company activities, including information technology systems and administrative services and the like, through our headquarters operations. Our operations depend on our ability to maintain existing systems and implement new technology and to protect our equipment and the information stored in our databases against both manmade and natural disasters, as well as power losses, computer and telecommunications failures, technological breakdowns, unauthorized intrusions, and other events. If our information technology systems are disrupted, it could adversely affect our financial results and business operations, including our ability to process orders, receive and ship products, maintain inventories, collect accounts receivable and pay expenses. We also depend on accessible office facilities for our employees in order for our operations to function properly. An interruption of operations at any of our distribution centers could have a material adverse effect on the operations of branches served by the affected distribution center. Such disaster related risks and effects are not predictable with certainty and, although they can be mitigated, cannot be eliminated. We seek to mitigate our exposures to disaster events in a number of ways. For example, where feasible, we design the configuration of our facilities to reduce the consequences of disasters. We also maintain insurance for our facilities against casualties and we continually evaluate our risks and develop contingency plans for dealing with them. Although we have reviewed and analyzed a broad range of risks applicable to our business, the ones that actually affect us may not be those we have concluded most likely to occur. Furthermore, although our reviews have led to more systematic contingency planning, our plans are in varying stages of development and execution, such that they may not be adequate at the time of occurrence for the magnitude of any particular disaster event that befalls us.
Acquisitions that we may undertake would involve a number of inherent risks, any of which could cause us not to realize the benefits anticipated to result.
     We have expanded our operations through organic growth and selected acquisitions of businesses and assets and may seek to do so in the future. Acquisitions involve various inherent risks, including: problems that could arise from the integration of the acquired business; uncertainties in assessing the value, strengths, weaknesses, contingent and other liabilities and potential profitability of acquisition candidates; the potential loss of key employees of an acquired business; the ability to achieve identified operating and financial synergies anticipated to result from an acquisition or other transaction; and unanticipated changes in business, industry or general economic conditions that affect the assumptions underlying the acquisition or other transaction rationale. Any one or more of these factors could increase our costs or cause us not to realize the benefits anticipated to result from the acquisition of businesses or assets.
Loss of key suppliers, product cost fluctuations or lack of product availability could decrease sales and earnings.
     Most of our agreements with suppliers are terminable by either party on 60 days’ notice or less. Our ten largest suppliers in 2009 accounted for approximately 33% of our purchases for the period. Our largest supplier in 2009 was Eaton Corporation, through its Eaton Electrical division, accounting for approximately 12% of our purchases. The loss of, or a substantial decrease in the availability of, products from any of these suppliers, a supplier’s change in sales strategy to rely less on distribution channels, or the loss of key preferred supplier agreements, could have a material adverse effect on our business. Supply interruptions could arise from shortages of raw materials, effects of economic or financial market conditions on a supplier’s operations, labor disputes or weather conditions affecting products or shipments, transportation disruptions, or other reasons beyond our control. In addition, certain of our products, such as wire and conduit, are commodity-price-based products and may be subject to significant price fluctuations which are beyond our control. Furthermore, we cannot be certain that particular products or product lines will be available to us, or available in quantities sufficient to meet customer demand. Such limited product access could cause us to be at a competitive disadvantage.
We are subject to costs and risks associated with laws and regulations affecting our business.
     The complex legal and regulatory environment exposes us to compliance and litigation costs and risks that could materially affect our operations and financial results. These laws and regulations may change, sometimes significantly, as a result of political or economic events. They include tax laws and regulations, import and export laws and regulations, government contracting laws and regulations, labor and employment laws and regulations, securities and exchange laws and regulations (and other laws applicable to publicly-traded companies such as the Foreign Corrupt Practices Act), and environmental laws and regulations. In addition, proposed laws and regulations in these and other areas, such as healthcare, could affect the cost of our business operations.
Goodwill and intangible assets recorded as a result of our acquisitions could become impaired.
     As of December 31, 2009, our combined goodwill and intangible assets amounted to $944.7 million, net of accumulated amortization. To the extent we do not generate sufficient cash flows to recover the net amount of any investments in goodwill and other intangible assets recorded, the investment could be considered impaired and subject to write-off. We expect to record further goodwill and other intangible assets as a result of future acquisitions we may complete. Future amortization of such other intangible assets or impairments, if any, of goodwill or intangible assets would adversely affect our results of operations in any given period.
We must attract, retain and motivate key employees, and the failure to do so may adversely affect our business and results of operations.
     Our success depends on hiring, retaining and motivating key employees, including executive, managerial, sales, technical, marketing and support personnel. We may have difficulty locating and hiring qualified personnel. In addition, we may have difficulty retaining such personnel once hired, and key people may leave and compete against us. The loss of key personnel or our failure to attract and retain other qualified and experienced personnel could adversely affect our business, its sales and results of operations. In addition, our operating results could be adversely affected by increased costs due to increased competition for employees, higher employee turnover or increased employee benefit costs.

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
     Stock markets have experienced significant price and trading volume fluctuations, and the market prices of companies in our industry have been volatile. In recent years, volatility and disruption reached unprecedented levels. For some issuers, the markets have exerted downward pressure on stock prices and credit capacity. It is impossible to predict whether the price of our common stock will rise or fall. Trading prices of our common stock will be influenced by our operating results and prospects and by global economic, financial and other factors.
Future sales of our common stock in the public market or issuance of securities senior to our common stock could adversely affect the trading price of our common stock and the value of the Debentures.
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
     We have approximately 380 branches, of which approximately 305 are located in the United States, approximately 60 are located in Canada and the remainder are located in Mexico, the United Kingdom, Africa, United Arab Emirates, Singapore, Australia and China. Approximately 20% of our branches are owned facilities, and the remainder are leased.
The following table summarizes our distribution centers:

	Square Feet	Leased/Owned
Location
Warrendale, PA	194,000	Owned
Sparks, NV	131,000	Leased
Byhalia, MS	148,000	Owned
Little Rock, AR	100,000	Leased
Dorval, QE	90,000	Leased
Burnaby, BC	65,000	Owned
Edmonton, AB	106,000	Leased
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
     As initially reported in our 2008 Annual Report on Form 10-K, we are a co-defendant in a lawsuit filed in a state court in Indiana in which a customer alleges that we sold defective products manufactured or remanufactured by others and is seeking monetary damages in the amount of $52 million. We have denied any liability, continue to believe that we have meritorious defenses and intend to vigorously defend ourselves against these allegations. Accordingly, no liability was recorded for this matter as of December 31, 2009.
     Information relating to legal proceedings is included in Note 14, Commitments and Contingencies of the Notes to Consolidated Financial Statements and is incorporated herein by reference.

Item 4.	Submission of Matters to a Vote of Security Holders.
     No matters were submitted to a vote of our security holders during the fourth quarter of 2009.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
     Market, Stockholder and Dividend Information. Our common stock is listed on the New York Stock Exchange under the symbol “WCC.” As of February 22, 2010, there were 42,406,211 shares of common stock outstanding held by approximately 33 holders of record. We have not paid dividends on the common stock and do not presently plan to pay dividends in the foreseeable future. It is currently expected that earnings will be retained and reinvested to support business growth, share repurchases or debt reduction. In addition, our revolving credit facility and the indenture governing the 2017 Notes restrict our ability to pay dividends. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” The following table sets forth the high and low sales prices per share of our common stock, as reported on the New York Stock Exchange, for the periods indicated.

	Sales Prices
Quarter	High	Low

2008
First	$43.59	$31.01
Second	46.51	36.50
Third	40.38	31.24
Fourth	31.90	11.00

2009
First	$22.42	$13.29
Second	29.22	17.41
Third	29.94	21.58
Fourth	30.49	24.65
          Purchases of Equity Securities. No repurchases of our common stock were made during the fourth quarter of our fiscal year ended December 31, 2009.

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

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in millions, except share data)
Income Statement Data:
Net sales	$4,624.0	$6,110.8	$6,003.5	$5,320.6	$4,421.1
Cost of goods sold	3,724.1	4,904.2	4,781.4	4,234.1	3,580.4
Selling, general and administrative expenses	693.9	834.3	791.1	692.9	612.8
Depreciation and amortization	26.0	26.7	36.8	28.7	18.6

Income from operations	180.0	345.6	394.2	364.9	209.3
Interest expense, net	53.8	64.2	76.5	29.8	31.1
Loss on debt extinguishment (1)	—	—	—	—	14.9
Gain on debt exchange(2)	(6.0)	—	—	—	—
Other (income) expense(3)	(5.0)	(9.4)	—	22.8	13.3

Income before income taxes	137.2	290.8	317.7	312.3	150.0
Provision for income taxes(4)	32.1	86.7	85.2	98.2	47.0

Net income	$105.1	$204.1	$232.5	$214.1	$103.0

Earnings per common share
Basic	$2.49	$4.82	$5.09	$4.40	$2.19
Diluted	$2.46	$4.71	$4.82	$4.08	$2.09
Weighted average common shares outstanding
Basic	42,281,955	42,357,748	45,699,537	48,724,343	47,085,524
Diluted	42,671,945	43,305,725	48,250,329	52,463,694	49,238,436

Other Financial Data:
Capital expenditures	$13.0	$35.3	$16.1	$18.4	$14.2
Net cash provided by operating activities	291.7	279.9	262.3	207.1	295.1
Net cash (used) provided by investing activities	(10.7)	16.4	(48.0)	(555.9)	(291.0)
Net cash (used) provided by financing activities	(264.9)	(265.0)	(212.6)	400.1	(17.0)

Balance Sheet Data:
Total assets	$2,494.2	$2,719.9	$2,858.3	$2,822.0	$1,650.5
Total debt (including current portion and short-term debt) (5)	691.8	1,100.3	1,261.3	1,071.6	383.2
Long-term obligations(6)	—	—	—	—	4.3
Stockholders’ equity(7)	996.3	755.1	640.1	803.0	503.1

(1)	Represents charges related to the write-off of unamortized debt issuance and other costs associated with the early extinguishment of debt.

(2)	Represents the gain related to the convertible debt exchange. See Note 6 of the Notes to Consolidated Financial Statements.

(3)	In 2009 and 2008, represents income from the LADD joint venture. See Note 9 of the Notes to Consolidated Financial Statements. In 2006 and prior years, represents costs relating to the sale of accounts receivable pursuant to our Receivables Facility. Prior to the amendment and restatement of the Receivables Facility in December 2007, interest expense and other costs related to the facility were recorded as other expense in the consolidated statement of income.

(4)	A benefit of $8.5 million from the reversal of a valuation allowance against the net deferred tax asset in 2007 resulted in an unusually low provision for income taxes. In addition, in 2009, 2008, 2007 and 2006 the provision for income taxes includes a tax benefit of $17.7 million, $20.1 million, $21.2 million and $10.0 million respectively, from the recapitalization of our Canadian operations.

(5)	Includes the discount related to the Debentures. See Note 6 of the Notes to Consolidated Financial Statements.

(6)	Includes amounts due under earnout agreements for past acquisitions.

(7)	Additional capital includes amounts related the Debentures. See Note 6 of the Notes to Consolidated Financial Statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto included in Item 8 of this Annual Report on Form 10-K.
Company Overview
     In 2009, we strengthened our organization and talent base, made improvements to our capital structure, expanded our international presence, accelerated our LEAN initiatives and executed aggressive cost reduction actions. Our financial results reflect weak conditions in our markets served, lower commodity prices and unfavorable foreign currency exchange rates, to which we responded with aggressive cost reduction actions. Sales decreased $1,486.9 million, or 24.3%, over the prior year. Cost of goods sold as a percentage of net sales was 80.5% and 80.3% in 2009 and 2008, respectively. Operating income decreased 47.9% to $180.0 million due to the decrease in sales resulting from the decline in end market activity. The combination of all these factors led to net income of $105.1 million, a decrease of 48.5% over the prior year. Diluted earnings per share was $2.46 in 2009, compared with $4.71 in 2008.
     Our end markets consist of industrial firms, construction and data communication contractors, utility and commercial, institutional and governmental entities. Our sales to these markets can be categorized as stock, direct ship and special order. Stock orders are filled directly from existing inventory and represent approximately 45% of total sales. Approximately 45% of our total sales are direct ship sales. Direct ship sales are typically custom-built products, large orders or products that are too bulky to be easily handled and, as a result, are shipped directly to the customer from the supplier. Special orders are for products that are not ordinarily stocked in inventory and are ordered based on a customer’s specific request. Special orders represent the remainder of total sales.
     We have historically financed our working capital requirements, capital expenditures, acquisitions, share repurchases and new branch openings through internally generated cash flow, debt issuances, borrowings under our credit facilities and funding through our Receivables Facility.
Cash Flow
     We generated $291.7 million in operating cash flow during 2009. Included in this amount was net income of $105.1 million, a decrease in trade and other receivables of $179.7 million, a decrease in inventory of $107.8 million and a decrease in accounts payable of $114.3 million. Investing activities in 2009 were primarily comprised of capital expenditures, which totaled $13.0 million. Financing activities during 2009 consisted of borrowings and repayments of $308.7 million and $309.7 million, respectively, related to our revolving credit facility, and net repayments of $250.0 million related to our Receivables Facility.
Financing Availability
     As of December 31, 2009, we had $350.1 million in total available borrowing capacity. The available borrowing capacity under our revolving credit facility, which has a maturity date of November 1, 2013, was $87.4 million, of which $23.9 million was the U.S. sub-facility borrowing limit and $63.5 million was the Canadian sub-facility borrowing limit. The available borrowing capacity under the Receivables Facility, which was amended and restated in April 2009, to among other things extend the maturity dated to April 13, 2012, was $262.7 million. In addition, in August 2009, we completed an exchange offer pursuant to which we issued $345.0 million in aggregate principal amount of the 2029 Debentures in exchange for approximately $299.7 million and $57.7 million in aggregate principal amounts of our 2026 Debentures and 2025 Debentures, respectively. Our 2025 Debentures and 2029 Debentures cannot be redeemed or repurchased until October 2010 and September 2016, respectively. For further discussion related to the Debentures, refer to Note 6 of the Notes to our Consolidated Financial Statements. We increased our cash by $26.0 million to $112.3 million, after taking into account $255.6 million of net debt repayments and $13.0 million of capital expenditures. We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions. For further discussions refer to “Liquidity and Capital Resources.”
Outlook
     We believe that improvements in operations and capital structure and actions taken in 2008 and 2009 have positioned us to operate effectively in the lower level of activity being experienced in our end markets. We expect that the economic recovery will be slow and that market trends in 2010 will point towards continued contraction in the non-residential construction and utility markets and gradual recovery in the industrial, international and government markets. In total, we anticipate that the demand in our markets served will drop approximately 3% to 5% from 2009 levels and that our growth initiatives will somewhat offset the decrease. Despite competitive pressures, we expect moderate improvements in gross margins due to reduced inventory charges and supplier volume rebate rates recovering to historical norms. We do not expect the permanent cost reductions made in 2009 to be large enough to offset the increase in costs expected in 2010 related to the reinstatement of temporary spending cuts and growth initiatives. While we will not reduce our focus on cost controls in the first quarter of 2010, we anticipate that operating expenses will therefore be higher than fourth quarter 2009 levels. We will remain focused on providing superior customer service, maintaining our cost leadership position, strengthening our team and delivering improved financial results, and we are confident in our ability to operate effectively through this economic downturn.

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
     Revenue Recognition
     Revenues are recognized for product sales when title, ownership and risk of loss pass to the customer, or for services when the service is rendered. In the case of stock sales and special orders, a sale occurs at the time of shipment from our distribution point, as the terms of our sales are FOB shipping point. In cases where we process customer orders but ship directly from our suppliers, revenue is recognized once product is shipped and title has passed. For some of our customers, we provide services such as inventory management or other specific support. Revenues are recognized upon evidence of fulfillment of the agreed upon services. In all cases, revenue is recognized once the sales price to our customer is fixed or is determinable and we have reasonable assurance as to the collectability.
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
     Excess and Obsolete Inventory
     We write down our inventory for estimated unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. A systematic procedure is used to determine unmarketable inventory reflecting historical data and reasonable assumptions for the percentage of excess and obsolete inventory on a consolidated basis.
     Supplier Volume Rebates
     We receive rebates from certain suppliers based on contractual arrangements with them. Since there is a lag between actual purchases and the rebates received from the suppliers, we must estimate and accrue the approximate amount of rebates available at a specific date. We record the amounts as other accounts receivable on the balance sheet. The corresponding rebate income is recorded as a reduction of cost of goods sold. The appropriate level of such income is derived from the level of actual purchases made by us from suppliers.
     Goodwill and Indefinite Life Intangible Assets
     We test goodwill and indefinite life intangible assets for impairment annually during the fourth quarter using information available at the end of September, or more frequently when events or circumstances occur indicating that their carrying value may not be recoverable. We test for impairment on a reporting unit level. The evaluation of impairment involves comparing the current fair value of goodwill and indefinite life intangible assets to the recorded value. We estimate the fair value of goodwill using a combination of discounted cash flow analyses and market multiples. Assumptions used for these fair value techniques are based on a combination of historical results, current forecasts, market data and recent economic events. We evaluate the recoverability of indefinite life intangible assets using a discounted cash flow analysis based on projected financial information. The determination of fair value involves significant management judgment and we apply our best judgment when assessing the reasonableness of financial projections. For our reporting units most sensitive to a further decline in financial performance, primary assumptions included discount rates ranging from 9.3% to 10.1% and a terminal growth rate of 4.8%.
     A possible indicator of impairment is the relationship of a company’s market capitalization to its book value. As of December 31, 2009, our market capitalization exceeded our book value. The persistence or further acceleration of the recent downturn in global economic conditions and turbulence in financial markets could have a further negative impact on our market capitalization and/or financial performance. Two reporting units comprised of recent acquisitions, which have goodwill and trademarks totaling $290.3 million, are sensitive to a further decline in financial performance. We are taking actions to improve our future financial performance; however, we cannot predict whether or not there will be certain events that could adversely affect the reported value of goodwill and trademarks, which totaled $901.3 million and $900.7 million at December 31, 2009 and 2008, respectively.

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
     Insurance Programs
     We use commercial insurance for auto, workers’ compensation, casualty and health claims as a risk sharing strategy to reduce our exposure to catastrophic losses. Our strategy involves large deductibles where we must pay all costs up to the deductible amount. We estimate our reserve based on historical incident rates and costs.
     Income Taxes
     We recognize deferred tax assets and liabilities for expected future tax consequences of events that have been included in our consolidated financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial reporting and the tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.
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
     We account for uncertainty in income taxes using a recognition threshold and measurement attribute prescribed by income tax accounting guidance. We frequently review tax issues and positions taken on tax returns to determine the need and amount of contingency reserves necessary to cover any probable audit adjustments.
     Convertible Debentures
     We separately account for the liability and equity components of our Debentures in a manner that reflects our nonconvertible debt borrowing rate. We estimate our non-convertible debt borrowing rate through a combination of discussions with our financial institutions and review of relevant market data. The discounts to the convertible note balances are amortized to interest expense, using the effective interest method, over the implicit life of the Debentures.
     Stock-Based Compensation
          Our stock-based employee compensation plans are comprised of stock options, stock-settled stock appreciation rights and restricted stock units. Compensation cost for all stock-based awards is measured at fair value on the date of grant, and compensation cost is recognized, net of estimated forfeitures, over the service period for awards expected to vest. The fair value of stock options and stock-settled appreciation rights is determined using the Black-Scholes valuation model. Expected volatilities are based on historical volatility of our common stock. We estimate the expected life of stock options and stock-settled stock appreciation rights using historical data pertaining to option exercises and employee terminations. The risk-free rate is based on the U.S. Treasury yields in effect at the time of grant. The forfeiture assumption is based on our historical employee behavior, which we review on an annual basis. The fair value of restricted stock units is determined by the grant-date closing price of our common stock. No dividends are assumed for stock based awards.

Results of Operations
     The following table sets forth the percentage relationship to net sales of certain items in our consolidated statements of income for the periods presented.

	Year Ended December 31
	2009	2008	2007

Net sales	100.0%	100.0%	100.0%
Cost of goods sold	80.5	80.3	79.6
Selling, general and administrative expenses	15.0	13.7	13.2
Depreciation and amortization	0.6	0.4	0.6

Income from operations	3.9	5.6	6.6
Interest expense	1.1	1.0	1.3
Gain on debt exchange	(0.1)	—	—
Other income	(0.1)	(0.2)	—

Income before income taxes	3.0	4.8	5.3
Provision for income taxes	0.7	1.4	1.4

Net income	2.3%	3.4%	3.9%

2009 Compared to 2008
     Net Sales. Sales in 2009 decreased 24.3% to $4,624.0 million, compared with $6,110.8 million in 2008. Sales were negatively impacted by weak market conditions, lower commodity prices, and unfavorable foreign currency exchange rates.
     Cost of Goods Sold. Cost of goods sold decreased 24.1% in 2009 to $3,724.1 million, compared with $4,904.2 million in 2008 and cost of goods sold as a percentage of net sales was 80.5% in 2009 versus 80.3% in 2008. The cost of goods sold percentage increased due to lower supplier volume rebate rates, which resulted in a decrease in rebate income of $21.4 million and a reduction in cash discounts of $11.9 million due to a decrease in inventory purchases.
     Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses include costs associated with personnel, shipping and handling, travel, advertising, facilities, utilities and bad debts. SG&A expenses decreased by $140.4 million, or 16.8%, to $693.9 million in 2009 due to aggressive cost reduction actions. As a percentage of net sales, SG&A expenses increased to 15.0% of sales, compared with 13.7% in 2008, reflecting a decrease in sales volume. SG&A payroll expenses for 2009 of $467.0 million decreased by $96.1 million compared to 2008. Contributing to the decrease in payroll expenses was the decrease in salaries and wages of $40.0 million, a decrease in commission and incentive costs of $35.1 million, a decrease in benefit costs of $13.6 million and a decrease in temporary labor costs of $5.9 million. Other SG&A payroll related costs decreased by $1.5 million. Contributing to the remaining change in SG&A expenses was bad debt expense which decreased to $6.1 million in 2009, compared with $10.1 million for 2008, due to significant charges recorded in last year’s comparable period. Also included in this year’s SG&A expenses was a decrease in travel costs of $12.9 million, a decrease in transportation costs of $10.2 million, a decrease in other operating expenses of $6.9 million, a decrease in occupancy costs of $4.8 million and a decrease in supplies cost of $3.9 million. Other SG&A expenses decreased by $1.6 million.
     Depreciation and Amortization. Depreciation and amortization decreased $0.7 million to $26.0 million in 2009, compared with $26.7 million in 2008. The decrease in depreciation and amortization was due to the reduction in capital expenditures in 2009.
     Income from Operations. Income from operations decreased by $165.7 million, or 47.9%, to $180.0 million in 2009, compared with $345.7 million in 2008. The decrease in operating income was primarily due to the decline in sales attributable to the weak market conditions.
     Interest Expense. Interest expense totaled $53.8 million in 2009, compared with $64.2 million in 2008, a decrease of 16.2%. Interest expense was impacted by both the reduction in interest rates and the decrease in debt. The application of the provisions of guidance concerning convertible debt instruments as of January 1, 2009 resulted in non-cash interest expense of $11.8 million in 2009 and $14.5 million in 2008.
     Other Income. Other income totaled $5.0 million in 2009 versus $9.4 million in 2008. We account for our investment in the LADD joint venture on an equity basis, and earnings are reported as other income in the consolidated statement of income. See Note 9 of the Notes to Consolidated Financial Statements for additional information regarding the LADD joint venture. The decrease in other income is due to the decrease in the joint venture’s income.
     Income Taxes. Our effective income tax rate decreased to 23.4% in 2009, compared with 29.8% in 2008, primarily as a result of the impact from foreign jurisdictions.
     Net Income. Net income and diluted earnings per share on a consolidated basis totaled $105.1 million and $2.46 per share, respectively, in 2009, compared with $204.1 million and $4.71 per share, respectively, in 2008.

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
     Cost of Goods Sold. Cost of goods sold increased 2.6% in 2008 to $4,904.2 million, compared with $4,781.3 million in 2007, and cost of goods sold as a percentage of net sales was 80.3% in 2008 versus 79.6% in 2007. The cost of goods sold percentage increased due to the divestiture of the LADD operations, lower stock margins and a higher mix of direct ship sales.
     Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses include costs associated with personnel, shipping and handling, travel, advertising, facilities, utilities and bad debts. SG&A expenses increased by $43.1 million, or 5.5%, to $834.3 million in 2008. As a percentage of net sales, SG&A expenses increased to 13.7% of sales, compared with 13.2% in 2007, reflecting an increase in sales personnel, recent acquisitions, the increase in bad debt expense, the impact of foreign currency transactions, and the loss recognized for the divestiture of our LADD operations. SG&A payroll expenses for 2008 of $563.1 million increased by $9.7 million compared to 2007. Contributing to the increase in payroll expenses was the increase in salaries and wages of $15.1 million partially offset by the decrease in temporary labor costs of $4.0 million and the decrease in healthcare and benefit costs of $2.7 million due to the decrease in discretionary benefit costs. Other SG&A payroll related costs increased by $1.3 million. Bad debt expense increased to $10.1 million in 2008, compared with $2.2 million for 2007, due to an increase in customer defaults and collection issues. Included in SG&A expenses for 2008 were charges of $4.1 million for foreign currency transactions and $3.0 million for the partial sale of the LADD operations. Last years comparable period included a gain of $7.2 million related to foreign currency transactions. Rent and insurance increased by $5.7 million in 2008 to $49.2 million primarily as a result of one-time costs incurred related to branch closures.
     Depreciation and Amortization. Depreciation and amortization decreased $10.0 million to $26.7 million in 2008, compared with $36.7 million in 2007. The decrease in depreciation and amortization related to the LADD divestiture was $6.2 million. The remaining decrease was primarily due to a change in the depreciation policy for internally developed software.
     Income from Operations. Income from operations decreased by $48.6 million, or 12.3%, to $345.7 million in 2008, compared with $394.2 million in 2007. The decrease in operating income was primarily attributable to the recent divestiture.
     Interest Expense. Interest expense totaled $64.2 million in 2008, compared with $76.5 million in 2007, a decrease of 16.1%. Interest expense was impacted by the reduction in interest rates and the decrease in debt. The retrospective application of the provisions of new accounting guidance concerning convertible debt instruments as of January 1, 2009 resulted in non-cash interest expense of $14.5 million in 2008 and $13.7 million in 2007.
     Other Income. Other income totaled $9.4 million for 2008. As a result of selling a majority interest in our LADD operations, the investment in the new joint venture is accounted for on an equity basis, and earnings are reported as other income in the consolidated statement of income. There was no “other income” recorded in 2007.
     Income Taxes. Our effective income tax rate increased to 29.8% in 2008, compared with 26.8% in 2007, primarily as a result of a one-time benefit recognized in 2007 related to the reversal of a valuation allowance against deferred tax assets for tax net operating loss carryforwards.
     Net Income. Net income and diluted earnings per share on a consolidated basis totaled $204.1 million and $4.71 per share, respectively, in 2008, compared with $232.5 million and $4.82 per share, respectively, in 2007.
Liquidity and Capital Resources
     Total assets were $2.5 billion at December 31, 2009, compared to approximately $2.7 billion at December 31, 2008. The $225.7 million decrease in total assets was principally attributable to the decrease in accounts receivable and inventory of $155.6 million and $98.5 million, respectively. These reductions were due to a decrease in sales activity. Total liabilities at December 31, 2009 compared to December 31, 2008 decreased by $466.9 million to $1.5 billion. Contributing to the decrease in total liabilities was the decrease in short-term and long-term debt of $408.4 million; a decrease in accounts payable of $103.3 million due to reduced purchasing activity; and a decrease in accrued payroll and benefit costs of $18.8 million due to staffing reductions and aggressive cost reduction actions. These decreases were partially offset by an increase in deferred income taxes of $54.3 million due to the convertible debt exchange. Stockholders’ equity increased by 31.9% to $996.3 million at December 31, 2009, compared with $755.1 million at December 31, 2008, primarily as a result of the convertible debt exchange which resulted in a net increase to additional capital of $91.2 million. Also, contributing to the increase in stockholder’s equity was net earnings of $105.1 million, foreign currency translations adjustment of $29.3 million and stock-based compensation expense of $13.3 million.

          The following table sets forth our outstanding indebtedness:

	As of December 31,
	2009	2008
	(In thousands)
Accounts receivable securitization facility	$45,000	$295,000
Mortgage financing facility	40,807	42,275
Revolving credit facility	196,500	197,500
7.50% Senior Subordinated Notes due 2017	150,000	150,000
2.625% Convertible Senior Debentures due 2025, less debt discount of $2,134 and $8,121 in 2009 and 2008, respectively	90,193	141,879
1.75% Convertible Senior Debentures due 2026, less debt discount of $16 and $32,380 in 2009 and 2008, respectively	218	267,620
6.0% Convertible Senior Debentures due 2029, less debt discount of $180,539 in 2009	164,461	—
Acquisition related notes	321	438
Capital leases	4,346	5,538

Total debt	691,846	1,100,250
Less current portion	(93,977)	(3,823)
Less short-term debt	—	(295,000)

Total long-term debt	$597,869	$801,427

          The required annual principal repayments for all indebtedness for the next five years and thereafter, as of December 31, 2009 is set forth in the following table:

(In thousands)
2010	$96,111
2011	3,293
2012	47,298
2013	232,704
2014	99
Thereafter	495,030

Total payments on debt	874,535
Debt discount on convertible debentures	(182,689)

Total long-term debt	$691,846
     Our liquidity needs arise from fluctuations in our working capital requirements, capital expenditures, share repurchases, acquisitions and debt service obligations. As of December 31, 2009, we had $87.4 million in available borrowing capacity under our revolving credit facility, which combined with our $262.7 million of available borrowing capacity under our Receivables Facility and our invested cash provides us with liquidity of $442.3 million. We believe cash provided by operations and financing activities will be adequate to cover our current operational and business needs.
     The worldwide financial turmoil has had significant impacts on global credit markets. We communicate on a regular basis with our lenders regarding our financial and working capital performance and liquidity position. We are in compliance with all covenants and restrictions contained in our debt agreements as of December 31, 2009. In April 2009, we entered into a $400 million amended and restated receivables purchase agreement, which is not subject to renewal until April 2012. In addition, in August 2009, we completed an exchange offer pursuant to which we issued $345.0 million aggregate principal amount of the 2029 Debentures in exchange for approximately $299.7 million and $57.7 million aggregate principal amounts of our outstanding 2026 Debentures and 2025 Debentures, respectively. Our 2025 Debentures and 2029 Debentures cannot be redeemed or repurchased until October 2010 and September 2016, respectively. In the event that our 2025 Debentures are redeemed in October 2010, we believe that we will have ample financial capacity to handle such funding requirement. In conjunction with the convertible debt exchange, Moody’s Investor Services and Standard & Poor’s affirmed our credit ratings and stable outlook.
     Over the next several quarters, we expect to maintain working capital productivity, and it is expected that excess cash will be directed primarily at debt reduction. Our near term focus will be on our cost structure, growth of the business and maintaining ample liquidity and credit availability. We anticipate capital expenditures to increase in 2010 by approximately $12.0 million to $25.0 million. We believe our balance sheet and ability to generate ample cash flow provides us with a durable business model and should allow us to fund expansion needs and growth initiatives during this time of economic contraction while maintaining targeted levels of leverage. To the extent that operating cash flow is materially lower than current levels or external financing sources are not available on terms competitive with those currently available, including increases in interest rates, future liquidity may be adversely affected.

     We finance our operating and investing needs as follows:
Accounts Receivable Securitization Facility
          On April 13, 2009, we entered into an amendment and restatement of our existing accounts receivable securitization facility (the “Receivables Facility”), pursuant to the terms and conditions of the Third Amended and Restated Receivables Purchase Agreement, dated as of April 13, 2009 (the “Restated Agreement”), by and among WESCO Receivables Corp., WESCO Distribution Inc. (“WESCO Distribution”), the Purchasers and Purchaser Agents party thereto and PNC Bank, National Association (as successor to Wachovia Capital Markets, LLC), as Administrator. The Restated Agreement decreases the purchase commitment under the Receivables Facility from $500 million to $400 million, subject to the right of WESCO Distribution to increase the purchase commitment from time to time up to $450 million with the voluntary participation of existing purchasers and/or the addition of new purchasers to fund such increase. The Restated Agreement also extends the term of the Receivables Facility to April 13, 2012. The outstanding borrowings under the Receivables Facility are classified as long-term debt in the consolidated balance sheet. The outstanding borrowings as of December 31, 2008 are classified as short-term debt because, prior to the Restated Agreement, third party conduits and financial institutions could under certain conditions require us to repay all or a portion of the outstanding amount.
          Under the Receivables Facility, we sell, on a continuous basis, an undivided interest in all domestic accounts receivable to WESCO Receivables Corp., a wholly owned special purpose entity (the “SPE”). The SPE sells, without recourse, a senior undivided interest in the receivables to third-party conduits and financial institutions for cash while maintaining a subordinated undivided interest in the receivables, in the form of overcollateralization. We have agreed to continue servicing the sold receivables for the third-party conduits and financial institutions at market rates; accordingly, no servicing asset or liability has been recorded.
          As of December 31, 2009 and 2008, accounts receivable eligible for securitization totaled approximately $439.7 million and $602.9 million, respectively. The consolidated balance sheets as of December 31, 2009 and 2008 reflect $45.0 million and $295.0 million, respectively, of account receivable balances legally sold to third parties, as well as borrowings for equal amounts. At December 31, 2009, the interest rate on borrowings under this facility was approximately 4.2%.
Mortgage Financing Facility
     In 2003, we finalized a mortgage financing facility of $51.0 million, $40.8 million of which was outstanding as of December 31, 2009. Total borrowings under the mortgage financing facility are subject to a 22-year amortization schedule, with a balloon payment due at the end of the 10-year term. The interest rate on borrowings under this facility is fixed at 6.5%.
Revolving Credit Facility
     At December 31, 2009, the aggregate borrowing commitment under our revolving credit facility was $375 million. The revolving credit facility consists of two separate sub-facilities: (i) a U.S. sub-facility and (ii) a Canadian sub-facility and includes a letter of credit sub-limit of up to $55 million. The facility matures on November 1, 2013 and is collateralized by the inventory of WESCO Distribution and the inventory and accounts receivable of WESCO Distribution Canada, L.P. WESCO Distribution’s obligations under the revolving credit facility have been guaranteed by WESCO International and by certain of WESCO Distribution’s subsidiaries.
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
     The above permitted transactions would also be allowed if such excess availability is between $25 million and $50 million and our fixed charge coverage ratio, as defined by the revolving credit agreement, is at least 1.25 to 1.0 after taking into consideration the permitted transaction. Additionally, if excess availability under the revolving credit facility is less than $60 million, then we must maintain a fixed charge coverage ratio of 1.1 to 1.0. At December 31, 2009, the interest rate was 1.9%.
     During 2009, we borrowed $308.7 million in the aggregate under the revolving credit facility and made repayments in the aggregate amount of $309.7 million. During 2008, aggregate borrowings and repayments were $898.9 million and $888.7 million, respectively. At December 31, 2009, we had an outstanding balance under the facility of $196.5 million. We had $87.4 million available under the facility at December 31, 2009, after giving effect to outstanding letters of credit, as compared to $119.4 million at December 31, 2008.
7.50% Senior Subordinated Notes due 2017
     At December 31, 2009, $150 million in aggregate principal amount of the 2017 Notes was outstanding. The 2017 Notes were issued by WESCO Distribution under an indenture dated as of September 27, 2005, with The Bank of New York, as successor to J.P. Morgan Trust Company, National Association, as trustee, and are unconditionally guaranteed on an unsecured senior basis by WESCO International. The 2017 Notes accrue interest at the rate of 7.50% per annum and are payable in cash semi-annually in arrears on each April 15 and October 15.

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
2.625% Convertible Senior Debentures due 2025
     Proceeds of $150 million were received in connection with the issuance of the 2025 Debentures by WESCO International under an indenture dated as of September 27, 2005 with The Bank of New York, as successor to J.P. Morgan Trust Company, National Association, as Trustee, and are unconditionally guaranteed on an unsecured senior subordinated basis by WESCO Distribution. On August 27, 2009, WESCO International completed an exchange offer pursuant to which it issued $345.0 million in aggregate principal amount of 2029 Debentures in exchange for approximately $299.7 million and $57.7 million in aggregate principal amounts of its outstanding 2026 Debentures and 2025 Debentures, respectively (see the discussion below under “6.0% Convertible Senior Debentures due 2029” for additional information).
     On January 1, 2009, we retrospectively applied the provisions of new accounting guidance concerning convertible debt instruments to our 2025 Debentures. We utilized an interest rate of 6% to reflect the non-convertible market rate of our offering upon issuance. As of December 31, 2009 and 2008, the unamortized discount to the convertible note balance was $2.1 million and $8.1 million, respectively, and the equity component totaled $10.4 million and $12.3 million, respectively. Financing costs related to the issuance of the 2025 Debentures were allocated between the debt and equity components. We are amortizing the debt discount and financing costs over a five-year period starting on the date of issuance. Non-cash interest expense of $4.0 million, $4.3 million and $4.1 million was recorded for the years ended December 31, 2009, 2008 and 2007, respectively. The debt discount amortization will approximate $2.1 million in 2010.
     While the 2025 Debentures accrue interest at an effective interest rate of 6% (as described above), the coupon interest rate of 2.625% per annum is payable in cash semi-annually in arrears on each April 15 and October 15. Beginning with the six-month interest period commencing October 15, 2010, we also will pay contingent interest in cash during any six-month interest period in which the trading price of the 2025 Debentures for each of the five trading days ending on the second trading day immediately preceding the first day of the applicable six-month interest period equals or exceeds 120% of the principal amount of the 2025 Debentures. During any interest period when contingent interest shall be payable, the contingent interest payable per $1,000 principal amount of 2025 Debentures will equal 0.25% of the average trading price of $1,000 principal amount of the 2025 Debentures during the five trading days immediately preceding the first day of the applicable six-month interest period. In accordance with guidance related to derivatives and hedging, the contingent interest feature of the 2025 Debentures is an embedded derivative that is not considered to be clearly and closely related to the host contract. The contingent interest component had no significant value at December 31, 2009 or December 31, 2008.
     The 2025 Debentures are convertible into cash and, in certain circumstances, shares of the Company’s common stock, $0.01 par value, at any time on or after October 15, 2023, or prior to October 15, 2023 in certain circumstances. The 2025 Debentures will be convertible based on an initial conversion rate of 23.8872 shares of common stock per $1,000 principal amount of the 2025 Debentures (equivalent to an initial conversion price of approximately $41.86 per share). The conversion rate and the conversion price may be adjusted under certain circumstances.
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

1.75% Convertible Senior Debentures due 2026
     Proceeds of $300 million were received in connection with the issuance of the 2026 Debentures by WESCO International under an indenture dated as of November 2, 2006 with The Bank of New York, as Trustee, and are unconditionally guaranteed on an unsecured senior subordinated basis by WESCO Distribution. On August 27, 2009, WESCO International completed an exchange offer pursuant to which it issued $345.0 million aggregate principal amount of 2029 Debentures in exchange for approximately $299.7 million and $57.7 million aggregate principal amounts of its outstanding 2026 Debentures and 2025 Debentures, respectively (see the 6.0% Convertible Senior Debentures due 2029 discussion below for additional information). We intend to repurchase the remaining $0.2 million of the outstanding 2026 Debentures during 2010.
     On January 1, 2009, we retrospectively applied the provisions of new accounting guidance concerning convertible debt instruments to our 2026 Debentures. We utilized an interest rate of 6% to reflect the non convertible market rate of our offering upon issuance. As of December 31, 2009 and 2008, the unamortized discount to the convertible note balance was less than $0.1 million and $32.4 million, respectively and the equity component totaled $17.9 million and $31.2 million, respectively. Financing costs related to the issuance of the 2026 Debentures were allocated between the debt and equity components. We are amortizing the debt discount and financing costs over a five-year period starting on the date of issuance. Non-cash interest expense of $7.1 million, $10.2 million and $9.6 million was recorded for the years ended December 31, 2009, 2008 and 2007, respectively. The debt discount amortization will be less than $0.1 million in 2010 and 2011. While the 2026 Debentures accrue interest at an effective interest rate of 6% (as described above), the coupon interest rate of 1.75% per annum is payable in cash semi-annually in arrears on each May 15 and November 15.
6.0% Convertible Senior Debentures due 2029
     On August 27, 2009, WESCO International completed an exchange offer pursuant to which it issued $345.0 million in aggregate principal amount of 2029 Debentures in exchange for approximately $299.7 million and $57.7 million in aggregate principal amounts of its outstanding 2026 Debentures and 2025 Debentures, respectively. As a result of the debt exchange, we recorded a gain of $6.0 million, which included the write-off of debt issuance costs. The 2029 Debentures were issued pursuant to an indenture dated as of August 27, 2009 (the “Indenture”), with The Bank of New York Mellon, as trustee, and are unconditionally guaranteed on an unsecured senior subordinated basis by WESCO Distribution.
     We utilized an interest rate of 13.875% to reflect the non-convertible debt borrowing rate of our offering upon issuance, which was determined based on discussions with our financial institutions and a review of relevant market data, and resulted in a $181.2 million discount to the 2029 Debenture balance and a net increase in additional capital of $106.5 million. In addition, the financing costs related to the issuance of the 2029 Debentures were allocated between the debt and equity components. We are amortizing the debt discount and financing costs over the life of the instrument. Non-cash interest expense of $0.7 million was recorded for the period from August 27, 2009 to December 31, 2009. The debt discount amortization will approximate $2.1 million in 2010, $2.4 million in 2011, $2.7 million in 2012, $3.1 million in 2013, and $3.6 million in 2014.
     While the 2029 Debentures accrue interest at an effective interest rate of 13.875% (as described above), the coupon interest rate of 6.0% per annum is payable in cash semi-annually in arrears on each March 15 and September 15, commencing March 15, 2010. Beginning with the six-month period commencing September 15, 2016, we will also pay contingent interest in cash during any six-month period in which the trading price of the 2029 Debentures for each of the five trading days ending on the second trading day immediately preceding the first day of the applicable six-month interest period equals or exceeds 120% of the principal amount of the 2026 Debentures. During any interest period when contingent interest shall be payable, the contingent interest payable per $1,000 principal amount of 2029 Debentures will equal 0.25% of the average trading price of $1,000 principal amount of the 2029 Debentures during the five trading days immediately preceding the first day of the applicable six-month interest period. In accordance with guidance related to derivatives and hedging, the contingent interest feature of the 2029 Debentures is an embedded derivative that is not considered clearly and closely related to the host contract. The contingent interest component had no significant value at issuance or December 31, 2009.
     The 2029 Debentures are convertible into cash, and in certain circumstances, shares of the Company’s common stock, $0.01 par value, at any time on or after September 15, 2028, or prior to September 15, 2028 in certain circumstances. The 2029 Debentures will be convertible based on an initial conversion rate of 34.6433 shares of common stock per $1,000 principal amount of the 2029 Debentures (equivalent to an initial conversion price of approximately $28.87 per share). The conversion rate and conversion price may be adjusted under certain circumstances.
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

The following table sets forth the components of WESCO’s outstanding convertible debenture indebtedness:

	December 31, 2009			December 31, 2008
			Net			Net
	Principal		Carrying			Carrying
	Balance	Discount	Amount	Principal Balance	Discount	Amount

	(In thousands)
Convertible Debentures:

2025	$92,327	$(2,134)	$90,193	$150,000	$(8,121)	$141,879

2026	234	(16)	218	300,000	(32,380)	267,620

2029	345,000	(180,539)	164,461	—	—	—

	$437,561	$(182,689)	$254,872	$450,000	$(40,501)	$409,499

Covenant Compliance
     We were in compliance with all relevant covenants contained in our debt agreements as of December 31, 2009.
Cash Flow
     An analysis of cash flows for 2009 and 2008 follows:
     Operating Activities. Cash provided by operating activities for 2009 totaled $291.7 million, compared with $279.9 million of cash generated in 2008. Cash provided by operating activities included net income of $105.1 million and adjustments to net income totaling $41.3 million. The increased level of cash flow is primarily attributable to a decrease in trade and other receivables of $179.7 million and a decrease in inventory of $107.8 million resulting from the decrease in sales. Cash provided by operating activities also included $4.0 million for the increase in other current and noncurrent liabilities. Primary uses of cash in 2009 included: $114.3 million for the decrease in accounts payable, resulting from the decrease in purchasing activity; $19.4 million for the decrease in accrued payroll and benefit costs; and $12.5 million for the increase in prepaid expenses and other current assets. In 2008, primary sources of cash were net income of $204.1 million and adjustments to net income totaling $44.2 million; a decrease in accounts receivable and inventory of $28.4 million and $26.6 million, respectively, resulting from the decrease in sales activity during the latter half of the fourth quarter; a reduction in prepaid and other current assets of $7.6 million; and an increase in other current and noncurrent liabilities of $0.8 million. Cash used by operating activities in 2008 included $31.2 million for the decrease in accounts payable due to the decrease in sales activity and $0.6 million for the decrease in accrued payroll and benefit costs.
     Investing Activities. Net cash used by investing activities in 2009 was $10.7 million, compared with $16.4 million of net cash provided in 2008. Included in 2008 were proceeds of $60.0 million for the partial divestiture of the LADD operations. Capital expenditures were $13.0 million and $35.3 million in 2009 and 2008, respectively. The decrease in capital expenditures in 2009 was due to cash management initiatives. In addition, expenditures of $0.3 million and $12.1 million in 2009 and 2008, respectively, were made pursuant to acquisition purchase agreements.
     Financing Activities. Net cash used by financing activities in 2009 was $264.9 million, compared with $265.0 million of net cash used in 2008. During 2009, borrowings and repayments of long-term debt of $308.7 million and $309.7 million, respectively, were made to our revolving credit facility. Borrowings and repayments of $95.0 million and $345.0 million respectively, were applied to our Receivables Facility, and there were repayments of $1.5 million to our mortgage financing facility. As a result of the improvements made to our capital structure in 2009, which included an amended and restated Receivables Facility and the convertible debt exchange, financing payments totaling $13.7 million were made pursuant to the respective debt agreements. During 2008, borrowings and repayments of long-term debt of $898.9 million and $888.7 million, respectively, were made to our revolving credit facility. Borrowings and repayments of $130.0 million and $315.0 million, respectively, were applied to our Receivables Facility, and there were repayments of $1.4 million to our mortgage financing facility. In addition, during 2008, we purchased shares of our common stock under our share repurchase plan for approximately $74.8 million. The exercise of stock-based compensation arrangements resulted in proceeds of $1.4 million and $10.7 million in 2009 and 2008, respectively.

Contractual Cash Obligations and Other Commercial Commitments
     The following summarizes our contractual obligations, including interest, at December 31, 2009 and the effect such obligations are expected to have on liquidity and cash flow in future periods.

		2011 to	2013 to	2015—
	2010	2012	2014	After	Total
	(In millions)

Contractual cash obligations (including interest):
Long-term debt, excluding debt discount of $180.5	—	50.6	232.8	495.0	778.4
Current and short-term debt, excluding debt discount of $2.1	96.1	—	—	—	96.1
Interest on indebtedness(1)	42.5	79.6	67.6	335.9	525.6
Non-cancelable operating leases	34.8	41.7	15.8	12.2	104.5
Acquisition agreements	0.1	0.1	—	—	0.2

Total contractual cash obligations	$173.5	$172.0	$316.2	$843.1	$1,504.8

(1)	Interest on the variable rate debt was calculated using the rates and balances outstanding at December 31, 2009.
     Purchase orders for inventory requirements and service contracts are not included in the table above. Generally, our purchase orders and contracts contain clauses allowing for cancellation. We do not have significant agreements to purchase material or goods that would specify minimum order quantities. Also, we do not consider obligations to taxing authorities to be contractual obligations requiring disclosure due to the uncertainty surrounding the ultimate settlement and timing of these obligations. As such, we have not included $12.8 million of such liability in the table above.
Inflation
     The rate of inflation, as measured by changes in the consumer price index, affects different commodities, the cost of products purchased and ultimately the pricing of our different products and product classes to our customers. We experienced price deflation during 2009, which comprised an estimated $100.0 million of our sales decline. Overall, price changes from suppliers have historically been consistent with inflation/deflation and have not had a material impact on the results of operations.
Seasonality
     Our operating results are not significantly affected by seasonal factors. Sales during the first and fourth quarters are generally below the sales of the second and third quarters due to reduced level of activity during the winter months of December, January and February. Sales typically increase beginning in March with slight fluctuations per month through December. As a result, our reported sales and earnings in the first and fourth quarter are generally lower than in the second and third quarters.

Impact of Recently Issued Accounting Standards
     See Note 2 of our Notes to the Consolidated Financial Statements for information regarding the effect of new accounting pronouncements.
Item 7A. Quantitative and Qualitative Disclosures about Market Risks.
Foreign Currency Risks
     Approximately 85% of our sales are denominated in U.S. dollars and are primarily from customers in the United States. As a result, currency fluctuations are currently not material to our operating results. We do have foreign subsidiaries located in North America, Europe, Africa, Asia and Australia and may establish additional foreign subsidiaries in the future. Accordingly, we may derive a more significant portion of our sales from international operations, and a portion of these sales may be denominated in foreign currencies. As a result, our future operating results could become subject to fluctuations in the exchange rates of those currencies in relation to the U.S. dollar. Furthermore, to the extent that we engage in international sales denominated in U.S. dollars, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets. We have monitored and will continue to monitor our exposure to currency fluctuations.
Interest Rate Risk
     Fixed Rate Borrowings: Approximately 72% of our debt portfolio is comprised of fixed rate debt. At various times, we have refinanced our debt to mitigate the impact of interest rate fluctuations. In 2005, we issued $150 million in aggregate principal amount of our 2017 Notes at 7.5% and $150 million in aggregate principal amount of our 2025 Debentures at 2.625% (accounted for at an effective fixed rate of 6.0%). In 2006, we issued additional fixed rate debt, which included $300 million in aggregate principal amount of our 2026 Debentures at 1.75% (accounted for at an effective fixed rate of 6.0%). In August 2009, we completed an exchange offer pursuant to which we issued $345.0 million in aggregate principal amount of 2029 Debentures at 6.0% (accounted for at an effective fixed rate of 13.875%) in exchange for approximately $299.7 million and $57.7 million in aggregate principal amounts of our outstanding 2026 Debentures and 2025 Debentures, respectively. As these borrowings were issued at fixed rates, interest expense would not be impacted by interest rate fluctuations, although market value would be. The aggregate fair value of these debt instruments was $659.1 million at December 31, 2009. Interest expense on our other fixed rate debt also would not be impacted by changes in market interest rates, and for this debt, fair value approximated carrying value (see Note 6 to the Consolidated Financial Statements).
     Floating Rate Borrowings: Our variable rate borrowings at December 31, 2009 of $241.5 million include $45.0 million from the Receivables Facility and $196.5 million from the revolving credit facility. The fair value of these debt instruments at December 31, 2009 was approximately $45.0 million and $188.6 million, respectively. We borrow under our revolving credit facility for general corporate purposes, including working capital requirements and capital expenditures. During 2009, our average daily borrowing under the facility was $199.1 million. Borrowings under our facility bear interest at the applicable LIBOR or base rate and therefore we are subject to fluctuations in interest rates. Additionally, we borrow under our Receivables Facility, which bears interest at the 30 day commercial paper rate plus applicable margin. A 100 basis point increase or decrease in interest rates would not have a significant impact on future earnings under our current capital structure.

Item 8. Financial Statements and Supplementary Data.
     The information required by this item is set forth in our Consolidated Financial Statements contained in this Annual Report on Form 10-K. Specific financial statements can be found at the pages listed below:
WESCO International, Inc.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of WESCO International, Inc.,
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of WESCO International, Inc. and its subsidiaries at December 31, 2009 and December 31, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 2 to the consolidated financial statements, during 2009 the Company changed the manner in which it accounts for convertible debt that may be settled in cash upon conversion.
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
/s/ PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
February 26, 2010

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31
	2009	2008
	(Dollars in thousands,
	except share data)
Assets
Current Assets:
Cash and cash equivalents	$112,329	$86,338
Trade accounts receivable, net of allowance for doubtful accounts of $20,060 and $19,665 in 2009 and 2008, respectively (Note 6)	635,754	791,356
Other accounts receivable	31,808	42,758
Inventories, net	507,215	605,678
Current deferred income taxes (Note 10)	1,686	2,857
Income taxes receivable	29,135	18,661
Prepaid expenses and other current assets	13,077	10,015

Total current assets	1,331,004	1,557,6631
Property, buildings and equipment, net (Note 5)	116,309	119,223
Intangible assets, net (Note 3)	81,308	88,689
Goodwill (Note 3)	863,410	862,778
Investment in subsidiary (Note 9)	43,957	46,251
Deferred income taxes (Note 10)	33,518	16,811
Other assets	24,687	28,446

Total assets	$2,494,193	$2,719,861

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$453,154	$556,502
Accrued payroll and benefit costs (Note 12)	30,949	49,753
Short-term debt (Note 6)	—	295,000
Current portion of long-term debt (Note 6)	93,977	3,823
Bank overdrafts	32,191	30,367
Current deferred income taxes (Note 10)	7,301	1,516
Other current liabilities	63,262	69,048

Total current liabilities	680,834	1,006,009
Long-term debt (Note 6)	597,869	801,427
Deferred income taxes (Note 10)	191,068	136,736
Other noncurrent liabilities	28,133	20,585

Total liabilities	$1,497,904	$1,964,757

Commitments and contingencies (Note 14)

Stockholders’ Equity:
Preferred stock, $.01 par value; 20,000,000 shares authorized, no shares issued or outstanding (Note 7)	—	—
Common stock, $.01 par value; 210,000,000 shares authorized, 55,967,824 and 55,788,620 shares issued and 42,416,796 and 42,239,962 shares outstanding in 2009 and 2008, respectively (Note 7 and 8)	560	557
Class B nonvoting convertible common stock, $.01 par value; 20,000,000 shares authorized, 4,339,431 shares issued in 2009 and 2008; no shares outstanding in 2009 and 2008 (Note 7)	43	43
Additional capital (Note 7)	992,855	886,019
Retained earnings	582,199	477,111
Treasury stock, at cost; 17,890,459 and 17,888,089 shares in 2009 and 2008, respectively (Note 8)	(590,353)	(590,288)
Accumulated other comprehensive income	10,985	(18,338)

Total stockholders’ equity	996,289	755,104

Total liabilities and stockholders’ equity	$2,494,193	$2,719,861

The accompanying notes are an integral part of the consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31
	2009	2008	2007
	(In thousands, except per share data)
Net sales	$4,623,954	$6,110,840	$6,003,452
Cost of goods sold (excluding depreciation and amortization below)	3,724,061	4,904,164	4,781,336
Selling, general and administrative expenses	693,896	834,278	791,133
Depreciation and amortization	26,045	26,731	36,759

Income from operations	179,952	345,667	394,224

Interest expense, net	53,754	64,152	76,459
Gain on debt exchange	(5,962)	—	—
Other income (Note 9)	(4,991)	(9,352)	—

Income before income taxes	137,151	290,867	317,765

Provision for income taxes (Note 10)	32,063	86,734	85,208

Net income	$105,088	$204,133	$232,557

Earnings per share (Note 11)
Basic	$2.49	$4.82	$5.09

Diluted	$2.46	$4.71	$4.82

The accompanying notes are an integral part of the consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

										Accumulated
										Other
				Class B			Retained			Comprehensive
	Comprehensive	Common Stock		Common Stock		Additional	Earnings	Treasury Stock		Income
(In thousands)	Income	Amount	Shares	Amount	Shares	Capital	(Deficit)	Amount	Shares	(Loss)

Balance, December 31, 2006		$538	53,789,918	$43	4,339,431	$813,468	$45,246	$(70,820)	(8,583,843)	$14,530
Exercise of stock options, including tax benefit of $18,360		8	873,500			24,395		(10,077)	(150,841)
Stock-based compensation expense						14,403
Issuance of treasury stock						(7)		187	22,656
Adoption of guidance concerning uncertain tax positions, net of tax							(4,825)
Adoption of guidance concerning convertible debt instruments:
Equity issuance costs						(38)
Share repurchase program								(430,768)	(7,146,789)
Net income	$232,557						232,557
Translation adjustment	11,302									11,302

Comprehensive income	$243,859

Balance, December 31, 2007		546	54,663,418	43	4,339,431	852,221	272,978	(511,478)	(15,858,817)	25,832

Exercise of stock options, including tax benefit of $10,193		11	1,125,202			20,904		(4,013)	(96,647)
Stock-based compensation expense						12,886
Issuance of treasury stock						8		42	1,264
Share repurchase program								(74,839)	(1,933,889)
Net income	$204,133						204,133
Translation adjustment	(44,170)									(44,170)

Comprehensive income	$159,963

Balance, December 31, 2008		557	55,788,620	43	4,339,431	886,019	477,111	(590,288)	(17,888,089)	(18,338)

Exercise of stock options, including tax benefit of $895		3	179,204			2,270		(65)	(2,370)

Stock-based compensation expense						13,324
Issuance of convertible debt instruments, net of tax impact of $68,641						106,462
Exchange of debt, net of tax impact of $9,837						(15,220)
Net income	$105,088						105,088
Translation adjustment	29,323									29,323

Comprehensive income	$134,411

Balance, December 31, 2009		$560	55,967,824	$43	4,339,431	$992,855	$582,199	$(590,353)	17,890,459	$10,985

The accompanying notes are an integral part of the consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2009	2008	2007
		(In thousands)
Operating Activities:
Net income	$105,088	$204,133	$232,557
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,045	26,731	36,759
Stock-based compensation expense	13,324	12,886	14,403
Amortization of debt issuance costs	3,494	3,374	3,764
Amortization of debt discount	11,806	14,512	13,690
Gain on debt exchange	(5,961)	—	—
Gain on sale of property, buildings and equipment	123	(2,042)	(371)
Loss on sale of subsidiary	—	3,005	—
Equity income, net of distributions in 2009 and 2008 of $5,658 and $8,684, respectively	668	(668)	—
Excess tax benefit from stock-based compensation	(1,250)	(10,193)	(18,360)
Interest related to uncertain tax positions	969	366	1,097
Deferred income taxes	(7,959)	(3,746)	5,959
Changes in assets and liabilities:
Trade and other account receivables, net	179,662	28,352	4,462
Inventories, net	107,848	26,556	(33,632)
Prepaid expenses and other current assets	(12,492)	7,566	(2,618)
Accounts payable	(114,289)	(31,198)	19,436
Accrued payroll and benefit costs	(19,418)	(615)	(19,716)
Other current and noncurrent liabilities	4,006	842	4,848

Net cash provided by operating activities	291,664	279,861	262,278
Investing Activities:
Capital expenditures	(12,970)	(35,284)	(16,118)
Acquisition payments, net of cash acquired	(262)	(12,080)	(32,398)
Proceeds from sale of subsidiary	—	60,000	—
Equity distribution	2,420	—	—
Proceeds from sale of assets	120	3,794	487

Net cash (used) provided by investing activities	(10,692)	16,430	(48,029)
Financing Activities:
Short-term borrowings, net	—	(185,000)	89,500
Proceeds from issuance of long-term debt	403,700	898,900	891,400
Repayments of long-term debt	(657,385)	(890,063)	(805,717)
Debt issuance costs	(13,749)	(426)	(754)
Proceeds from exercise of options	1,377	10,722	6,043
Excess tax benefit from stock-based compensation	1,250	10,193	18,360
Repurchase of common stock	(64)	(78,852)	(440,845)
Increase (decrease) in bank overdrafts	1,823	(28,581)	31,116
Payments on capital lease obligations	(1,897)	(1,882)	(1,709)

Net cash used by financing activities	(264,945)	(264,989)	(212,606)

Effect of exchange rate changes on cash and cash equivalents	9,964	(17,261)	(2,741)
Net change in cash and cash equivalents	25,991	14,041	(1,098)
Cash and cash equivalents at the beginning of period	86,338	72,297	73,395
Cash and cash equivalents at the end of period	$112,329	$86,338	$72,297

Supplemental disclosures:
Cash paid for interest	$32,113	$48,151	$62,426
Cash paid for taxes	45,185	74,460	52,501
Non-cash investing and financing activities:
Property, plant and equipment acquired through capital leases	781	2,610	2,599
Issuance of treasury stock	—	42	187
The accompanying notes are an integral part of the consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION
     WESCO International, Inc. and its subsidiaries (collectively, “WESCO”), headquartered in Pittsburgh, Pennsylvania, is a full-line distributor of electrical supplies and equipment and is a provider of integrated supply procurement services with operations in the United States, Canada, Mexico, the United Kingdom, Africa, United Arab Emirates, Singapore, Australia and China. WESCO currently operates approximately 380 branch locations and seven distribution centers (four in the United States and three in Canada).
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
     Revenue Recognition
     Revenues are recognized for product sales when title, ownership and risk of loss pass to the customer or for services when the service is rendered. In the case of stock sales and special orders, a sale occurs at the time of shipment from our distribution point, as the terms of WESCO’s sales are FOB shipping point. In cases where we process customer orders but ship directly from our suppliers, revenue is recognized once product is shipped and title has passed. For some of our customers, we provide services such as inventory management or other specific support. Revenues are recognized upon evidence of fulfillment of the agreed upon services. In all cases, revenue is recognized once the sales price to our customer is fixed or is determinable and WESCO has reasonable assurance as to the collectability.
     Supplier Volume Rebates
     WESCO receives volume rebates from certain suppliers based on contractual arrangements with such suppliers. An asset, included within other accounts receivable on the balance sheet, represents the estimated amounts due to WESCO under the rebate provisions of such contracts. The corresponding rebate income is recorded as a reduction of cost of goods sold. The appropriate level of such income is derived from the level of actual purchases made by WESCO from suppliers. Receivables under the supplier rebate program were $21.6 million at December 31, 2009 and $34.3 million at December 31, 2008. The total amount recorded as a reduction to cost of goods sold was $39.7 million, $61.1 million and $59.2 million for 2009, 2008 and 2007, respectively.
     Shipping and Handling Costs and Fees
     WESCO records the costs and fees associated with transporting its products to customers as a component of selling, general and administrative expenses. These costs totaled $49.2 million, $59.4 million and $62.0 million in for 2009, 2008 and 2007, respectively.
     Cash Equivalents
     Cash equivalents are defined as highly liquid investments with original maturities of 90 days or less when purchased.
     Asset Securitization
     WESCO maintains control of the receivables transferred pursuant to its accounts receivable securitization program (the “Receivables Facility”); therefore the transfers do not qualify for “sale” treatment. As a result, the transferred receivables remain on the balance sheet, and WESCO recognizes the related secured borrowing. The expenses associated with the Receivables Facility are reported as interest expense in the statement of income.

     Allowance for Doubtful Accounts
     WESCO maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. WESCO has a systematic procedure using estimates based on historical data and reasonable assumptions of collectability made at the local branch level and on a consolidated corporate basis to calculate the allowance for doubtful accounts. If the financial condition of WESCO’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The allowance for doubtful accounts was $20.1 million at December 31, 2009 and $19.7 million at December 31, 2008. The total amount recorded as selling, general and administrative expense related to bad debts was $6.1 million, $10.1 million and $2.2 million for 2009, 2008 and 2007, respectively.
     Inventories
     Inventories primarily consist of merchandise purchased for resale and are stated at the lower of cost or market. Cost is determined principally under the average cost method. WESCO makes provisions for obsolete or slow-moving inventories as necessary to reflect reduction in inventory value. Reserves for excess and obsolete inventories were $19.8 million and $17.3 million at December 31, 2009 and 2008, respectively. The total expense related to excess and obsolete inventories, included in cost of goods sold, was $7.8 million, $9.2 million and $8.0 million for 2009, 2008 and 2007, respectively. WESCO absorbs into the cost of inventory the general and administrative expenses related to inventory such as purchasing, receiving and storage and at December 31, 2009 and 2008 $44.8 million and $43.0 million, respectively, of these costs were included in ending inventory.
     Other Assets
     WESCO amortizes deferred financing fees over the term of the various debt instruments. Deferred financing fees in the amount of $13.7 million were incurred during the year ending December 31, 2009. As of December 31, 2009 and 2008, the amount of other assets related to unamortized deferred financing fees was $12.7 million and $11.8 million, respectively.
     Property, Buildings and Equipment
     Property, buildings and equipment are recorded at cost. Depreciation expense is determined using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over either their respective lease terms or their estimated lives, whichever is shorter. Estimated useful lives range from five to forty years for leasehold improvements and buildings and three to ten years for furniture, fixtures and equipment.
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
     WESCO assesses its long-lived assets for impairment by periodically reviewing operating performance and respective utilization of real and tangible assets. Upon closure of any branch, asset usefulness and remaining life are evaluated and any charges taken as appropriate. Of WESCO’s $116.3 million net book value of property, plant and equipment as of December 31, 2009, $72.1 million consists of land, buildings and leasehold improvements and are geographically dispersed among WESCO’s 380 branches and seven distribution centers, mitigating the risk of impairment. Approximately $16.1 million of assets consist of computer equipment and capitalized software and are evaluated for use and serviceability relative to carrying value. The remaining fixed assets, mainly of furniture and fixtures, warehousing equipment and transportation equipment, are similarly evaluated for serviceability and use.
     Goodwill and Indefinite Life Intangible Assets
     Goodwill and indefinite life intangible assets are tested for impairment annually during the fourth quarter using information available at the end of September, or more frequently if events or circumstances occur indicating that their carrying value may not be recoverable. The evaluation of impairment involves comparing the current fair value of goodwill and indefinite life intangible assets to the recorded value. WESCO estimates the fair value of goodwill using a combination of discounted cash flow analyses and market multiples. Assumptions used for these fair value techniques are based on a combination of historical results, current forecasts, market data and recent economic events. WESCO evaluates the recoverability of indefinite life intangible assets using a discounted cash flow analysis based on projected financial information. The determination of fair value involves significant judgment and management applies its best judgment when assessing the reasonableness of financial projections. No impairment losses were identified in 2009 as a result of this review, however, two reporting units comprised of recent acquisitions, which have goodwill and trademarks totaling $290.3 million, are sensitive to a further decline in financial performance. We are taking actions to improve our future financial performance; however, we cannot predict whether or not there will be certain events that could adversely affect the reported value of goodwill and trademarks, which totaled $901.3 million and $900.7 million at December 31, 2009 and 2008, respectively.

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
     Insurance Programs
     WESCO uses commercial insurance for auto, workers’ compensation, casualty and health claims as a risk-reduction strategy to minimize catastrophic losses. The Company’s strategy involves large deductibles where WESCO must pay all costs up to the deductible amount. WESCO estimates the reserve based on historical incident rates and costs. The assumptions included in developing this accrual include the period of time from incurrence of a claim until the claim is paid by the insurance provider. Presently, this period is estimated to be eight weeks. The total liability related to the insurance programs was $10.6 million at December 31, 2009 and $10.4 million at December 31, 2008.
     Income Taxes
     Income taxes are accounted for under the liability method in accordance with income tax accounting guidance. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances, if any, are provided when a portion or all of a deferred tax asset may not be realized.
     WESCO accounts for uncertainty in income taxes using a recognition threshold and measurement attribute prescribed by income tax accounting guidance. We frequently review tax issues and positions taken on tax returns to determine the need and amount of contingency reserves necessary to cover any probable audit adjustments. WESCO recognizes interest and penalties related to unrecognized tax benefits in income tax expense.
     Convertible Debentures
     WESCO separately accounts for the liability and equity components of its 2.625% Convertible Senior Debentures due 2025 (the “2025 Debentures”), 1.75% Convertible Senior Debentures due 2026 (the “2026 Debentures”), and 6.0% Convertible Senior Debentures due 2029 (the “2029 Debentures” and together with the 2025 Debentures and 2026 Debentures, the “Debentures”) in a manner that reflects its nonconvertible debt borrowing rate. WESCO estimates its non-convertible debt borrowing rate through a combination of discussions with its financial institutions and review of relevant market data. The discounts to the convertible note balances are amortized to interest expense, using the effective interest method, over the implicit life of the Debentures.
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
     Stock-Based Compensation
     WESCO’ stock-based employee compensation plans are comprised of stock options, stock-settled stock appreciation rights and restricted stock units. Compensation cost for all stock-based awards is measured at fair value on the date of grant, and compensation cost is recognized, net of estimated forfeitures, over the service period for awards expected to vest. The fair value of stock options and stock-settled appreciation rights is determined using the Black-Scholes valuation model. Expected volatilities are based on historical volatility of WESCO’s common stock. The expected life of stock options and stock-settled appreciation rights is estimated using historical data pertaining to option exercises and employee terminations. The risk-free rate is based on the U.S. Treasury yields in effect at the time of grant. The forfeiture assumption is based on WESCO’s historical employee behavior that is reviewed on an annual basis. The fair value of restricted stock units is determined by the grant-date closing price of WESCO’s common stock. No dividends are assumed for stock based awards.
     WESCO granted the following stock-settled stock appreciation rights and restricted stock units at the following weighted average assumptions:

	2009	2008	2007
Stock-settled appreciation rights granted	815,231	931,344	628,237
Restricted stock units	245,997	—	—
Risk free interest rate	2.3%	3.1%	4.9%
Expected life	4.5 years	4 years	4 years
Expected volatility	51%	38%	40%
     The weighted average fair value per stock-settled appreciation right granted was $11.15, $13.58 and $22.71 for the years ended December 31, 2009, 2008 and 2007, respectively. The weighted average fair value per restricted stock unit granted was $25.37 for the year ended December 31, 2009. WESCO recognized $13.3 million, $12.9 million and $14.4 million of non-cash stock-based compensation expense, which is included in selling, general and administrative expenses, in 2009, 2008 and 2007, respectively.

     Treasury Stock
     Common stock purchased for treasury is recorded at cost. At the date of subsequent reissue, the treasury stock account is reduced by the cost of such stock, with cost determined on a weighted average basis.
     Fair Value of Financial Instruments
     The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities, a revolving line of credit, a mortgage financing facility, notes payable, debentures and other long-term debt. The estimated fair value of the Company’s outstanding indebtedness described in Note 6 at December 31, 2009 and 2008 was $932.6 million and $891.5 million respectively. The aggregate fair value of the senior notes and debentures was approximately $659.1 million. The fair values of these fixed rate facilities are estimated based upon market price quotes. The fair values of WESCO’s other debt, which includes the mortgage facility, Receivables Facility and revolving credit facility, were approximately $39.5 million, $45.0 million and $188.6 million, respectively. The fair values for these facilities are based upon market price quotes and market comparisons available for instruments with similar terms and maturities. For all remaining WESCO financial instruments, carrying values are considered to approximate fair value due to their short maturities.
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
     Recent Accounting Pronouncements
     In June 2009, the Financial Accounting Standards Board (the “FASB”) issued new guidance concerning the organization of authoritative guidance under U.S. GAAP. This new guidance created the FASB Accounting Standards Codification (the “Codification”). The Codification does not change current U.S. GAAP but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification supersedes all existing accounting and reporting standards, and all other accounting literature not included in the Codification is nonauthoritative. The Codification became effective for WESCO during the interim period ended September 30, 2009 and did not have an impact on WESCO’s financial position, results of operations or cash flows. All references to pre-codification GAAP have been removed from this 10-K.
     In May 2009, the FASB issued new standards for subsequent events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. WESCO adopted the new standards during the interim period ended September 30, 2009 and, as the pronouncement only requires additional disclosures, the adoption did not have an impact on WESCO’s financial position, result of operations or cash flows.
     In May 2008, the FASB issued new guidance concerning convertible debt instruments. The new guidance requires an issuer of certain convertible debt instruments to separately account for the liability and equity components of convertible debt instruments in a manner that reflects the issuer’s non-convertible debt borrowing rate. On January 1, 2009, WESCO retrospectively applied the provisions of the new guidance to its 2025 Debentures and 2026 Debentures and on August 27, 2009 WESCO applied the guidance to its 2029 Debentures. Prior to the adoption of this guidance, WESCO accounted for its convertible debt instruments solely as long-term debt. The new accounting treatment results in an increase in non-cash interest reported in the financial statements, a decrease in long term debt, an increase in equity and an increase in deferred income taxes. Refer to Note 6 for further discussion regarding the impact of the new guidance on the consolidated balance sheets and statements of income.
     In September 2006, the FASB issued new accounting and disclosure guidance which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This guidance applies whenever other accounting standards require or permit assets or liabilities to be measured at fair value but does not expand the use of fair value to new accounting transactions and does not apply to pronouncements that address share-based payment transactions. WESCO adopted the new guidance for its financial assets and liabilities on January 1, 2008 and for its nonfinancial assets and liabilities, which include those measured at fair value in goodwill and indefinite lived intangible asset impairment testing, and assets acquired and liabilities assumed in a business combination, on January 1, 2009. The adoption of the new guidance did not impact WESCO’s financial position, results of operations or cash flows however; it did affect how WESCO measured the fair value of goodwill and indefinite lived intangible assets during the annual impairment testing.
     Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to WESCO’s financial position, results of operations or cash flows.

3. GOODWILL AND INTANGIBLE ASSETS
Goodwill
     The following table sets forth the changes in the carrying amount of goodwill:

	Year Ended December 31
	2009	2008
	(In thousands)
Beginning balance January 1	$862,778	$924,358
Additional consideration paid for prior acquisitions	30	2,154
Adjustments to goodwill for prior acquisitions (1)	602	(264)
Additions to goodwill for acquisitions	—	5,324
Reductions to goodwill for divestitures	—	(68,794)
Ending balance December 31	$863,410	$862,778

(1)   Represents final purchase price adjustments in 2009 and 2008.
     WESCO has never recorded an impairment loss related to goodwill or intangible assets.
Intangible Assets
     The components of intangible assets are as follows:

	December 31, 2009				December 31, 2008
				Net			Net
		Gross Carrying	Accumulated	Carrying	Gross Carrying	Accumulated	Carrying
	Life	Amount	Amortization	Amount	Amount	Amortization	Amount
				(In thousands)
Intangible Assets:

Trademarks	Indefinite	$37,898	—	$37,898	$37,898	—	$37,898
Non-compete agreements	5-7	6,220	$(5,695)	525	6,220	$(5,477)	743
Customer relationships	4-19	45,287	(20,013)	25,274	45,287	(14,031)	31,256
Distribution agreements	12-19	21,352	(3,741)	17,611	21,352	(2,560)	18,792

		$110,757	$(29,449)	$81,308	$110,757	$(22,068)	$88,689

     Amortization expense related to intangible assets totaled $7.3 million, $7.3 million and $13.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.

The following table sets forth the estimated amortization expense for intangibles for the next five years (in thousands):

Estimated
Amortization
For the year ended December 31,	Expense
2010	$7,123
2011	5,755
2012	3,507
2013	3,279
2014	2,659
4. CONCENTRATIONS OF CREDIT RISK AND SIGNIFICANT SUPPLIERS
     WESCO distributes its products and services and extends credit to a large number of customers in the industrial, construction, utility and manufactured structures markets. WESCO’s largest supplier accounted for approximately 12%, 12% and 10% of WESCO’s purchases for each of the three years, 2009, 2008 and 2007, respectively and therefore, WESCO could potentially incur risk due to supplier concentration. Based upon WESCO’s broad customer base, the Company has concluded that it has no material credit risk as a result of customer concentration.
5. PROPERTY, BUILDINGS AND EQUIPMENT
     The following table sets forth the components of property, buildings and equipment:

	December 31,
	2009	2008
	(In thousands)
Buildings and leasehold improvements	$90,988	$83,758
Furniture, fixtures and equipment	133,703	124,966
Software costs	63,613	55,177

	288,304	263,901
Accumulated depreciation and amortization	(198,776)	(176,427)

	89,528	87,474
Land	20,959	18,690
Construction in progress	5,822	13,059

	$116,309	$119,223

     Depreciation expense was $13.7 million, $14.7 million and $19.0 million, and capitalized software amortization was $5.0 million, $4.7 million and $4.7 million, in 2009, 2008 and 2007, respectively. The unamortized software cost was $12.4 million and $9.0 million as of December 31, 2009 and 2008, respectively. Furniture, fixtures and equipment include capitalized leases of $8.8 million and $8.5 million and related accumulated amortization of $2.9 million and $2.1 million as of December 31, 2009 and 2008, respectively.

6. DEBT
     The following table sets forth WESCO’s outstanding indebtedness:

	As of December 31,
	2009	2008
	(In thousands)
Accounts receivable securitization facility	$45,000	$295,000
Mortgage financing facility	40,807	42,275
Revolving credit facility	196,500	197,500
7.50% Senior Subordinated Notes due 2017	150,000	150,000
2.625% Convertible Senior Debentures due 2025, less debt discount of $2,134 and $8,121 in 2009 and 2008, respectively	90,193	141,879
1.75% Convertible Senior Debentures due 2026, less debt discount of $16 and $32,380 in 2009 and 2008, respectively	218	267,620
6.0% Convertible Senior Debentures due 2029, less debt discount of $180,539 in 2009	164,461	—
Acquisition related notes	321	438
Capital leases	4,346	5,538

Total debt	691,846	1,100,250
Less current portion	(93,977)	(3,823)
Less short-term debt	—	(295,000)

Total long-term debt	$597,869	$801,427

Accounts Receivable Securitization Facility
     On April 13, 2009, WESCO Distribution Inc. (“WESCO Distribution”) entered into an amendment and restatement of its existing accounts receivable securitization facility (the “Receivables Facility”), pursuant to the terms and conditions of the Third Amended and Restated Receivables Purchase Agreement, dated as of April 13, 2009 (the “Restated Agreement”), by and among WESCO Receivables Corp., WESCO Distribution Inc. (“WESCO Distribution”), the Purchasers and Purchaser Agents party thereto and PNC Bank, National Association (as successor to Wachovia Capital Markets, LLC), as Administrator. The Restated Agreement decreases the purchase commitment under the Receivables Facility from $500 million to $400 million, subject to the right of WESCO Distribution to increase the purchase commitment from time to time up to $450 million with the voluntary participation of existing purchasers and/or the addition of new purchasers to fund such increase. The Restated Agreement also extends the term of the Receivables Facility to April 13, 2012. The outstanding borrowings under the Receivables Facility are classified as long-term debt in the consolidated balance sheet. The outstanding borrowings as of December 31, 2008 are classified as short-term debt because, prior to the Restated Agreement, third party conduits and financial institutions could under certain conditions require WESCO to repay all or a portion of the outstanding amount.
     Under the Receivables Facility, WESCO sells, on a continuous basis, an undivided interest in all domestic accounts receivable to WESCO Receivables Corp., a wholly owned special purpose entity (the “SPE”). The SPE sells, without recourse, a senior undivided interest in the receivables to third-party conduits and financial institutions for cash while maintaining a subordinated undivided interest in the receivables, in the form of overcollateralization. WESCO has agreed to continue servicing the sold receivables for the third-party conduits and financial institutions at market rates; accordingly, no servicing asset or liability has been recorded.
     As of December 31, 2009 and 2008, accounts receivable eligible for securitization totaled approximately $439.7 million and $602.9 million, respectively. The consolidated balance sheets as of December 31, 2009 and 2008 reflect $45.0 million and $295.0 million, respectively, of account receivable balances legally sold to third parties, as well as borrowings for equal amounts. At December 31, 2009, the interest rate on borrowings under this facility was approximately 4.2%.
Mortgage Financing Facility
     In 2003, WESCO finalized a mortgage financing facility of $51 million, $40.8 million of which was outstanding as of December 31, 2009. Total borrowings under the mortgage financing facility are subject to a 22-year amortization schedule, with a balloon payment due at the end of the 10-year term. The interest rate on borrowings under this facility is fixed at 6.5%.
Revolving Credit Facility
     At December 31, 2009, the aggregate borrowing capacity under the revolving credit facility was $375 million. The revolving credit facility consists of two separate sub-facilities: (i) a U.S. sub-facility and (ii) a Canadian sub-facility and includes a letter of credit sub-limit of up to $55 million. The facility matures on November 1, 2013 and is collateralized by the inventory of WESCO Distribution and the inventory and accounts receivable of WESCO Distribution Canada, L.P. WESCO Distribution’s obligations under the revolving credit facility have been guaranteed by WESCO International and by certain of WESCO Distribution’s subsidiaries.

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
     The above permitted transactions would also be allowed if such excess availability is between $25 million and $50 million and WESCO’s fixed charge coverage ratio, as defined by the revolving credit agreement, is at least 1.25 to 1.0 after taking into consideration the permitted transaction. Additionally, if excess availability under the revolving credit facility is less than $60 million, then WESCO must maintain a fixed charge coverage ratio of 1.1 to 1.0. At December 31, 2009, the interest rate was approximately 1.9%.
     During 2009, WESCO borrowed $308.7 million in the aggregate under the revolving credit facility and made repayments in the aggregate amount of $309.7 million. During 2008, aggregate borrowings and repayments were $898.9 million and $888.7 million, respectively. At December 31, 2009, WESCO had an outstanding balance under the facility of $196.5 million. WESCO had $87.4 million available under the facility at December 31, 2009, after giving effect to outstanding letters of credit, as compared to approximately $119.4 million at December 31, 2008.
7.50% Senior Subordinated Notes due 2017
     At December 31, 2009, $150 million in aggregate principal amount of the 7.50% Senior Subordinated Notes due 2017 (the “2017 Notes”) was outstanding. The 2017 Notes were issued by WESCO Distribution under an indenture dated as of September 27, 2005 with The Bank of New York, as successor to J.P. Morgan Trust Company, National Association, as trustee, and are unconditionally guaranteed on an unsecured basis by WESCO International, Inc. The 2017 Notes accrue interest at the rate of 7.50% per annum and are payable in cash semi-annually in arrears on each April 15 and October 15.
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
2.625% Convertible Senior Debentures due 2025
     Proceeds of $150 million were received in connection with the issuance of the 2025 Debentures by WESCO International under an indenture dated as of September 27, 2005 with The Bank of New York, as successor to J.P. Morgan Trust Company, National Association, as Trustee, and are unconditionally guaranteed on an unsecured senior subordinated basis by WESCO Distribution. On August 27, 2009, WESCO International completed an exchange offer pursuant to which it issued $345.0 million in aggregate principal amount of 2029 Debentures in exchange for approximately $299.7 million and $57.7 million in aggregate principal amounts of its outstanding 2026 Debentures and 2025 Debentures, respectively (see the discussion below under “6.0% Convertible Senior Debentures due 2029” for additional information).
     On January 1, 2009, WESCO retrospectively applied the provisions of guidance concerning convertible debt instruments to the 2025 Debentures. WESCO utilized an interest rate of 6% to reflect the non convertible market rate of its offering upon issuance. As of December 31, 2009 and 2008, the unamortized discount to the convertible note balance was $2.1 million and $8.1 million, respectively and the equity component totaled $10.4 million and $12.3 million, respectively. Financing costs related to the issuance of the 2025 Debentures were allocated between the debt and equity components. WESCO is amortizing the debt discount and financing costs over a five year period starting on the date of issuance. Non-cash interest expense of $4.0 million, $4.3 million and $4.1 million was recorded for the years ended December 31, 2009, 2008 and 2007, respectively. The debt discount amortization will approximate $2.1 million in 2010.
     While the 2025 Debentures accrue interest at an effective interest rate of 6% (as described above), the coupon interest rate of 2.625% per annum is payable in cash semi-annually in arrears on each April 15 and October 15. Beginning with the six-month interest period commencing October 15, 2010, WESCO will also pay contingent interest in cash during any six-month interest period in which the trading price of the 2025 Debentures for each of the five trading days ending on the second trading day immediately preceding the first day of the applicable six-month interest period equals or exceeds 120% of the principal amount of the 2025 Debentures. During any interest period when contingent interest shall be payable, the contingent interest payable per $1,000 principal amount of 2025 Debentures will equal 0.25% of the average trading price of $1,000 principal amount of the 2025 Debentures during the five trading days immediately preceding the first day of the applicable six-month interest period. In accordance with guidance related to derivatives and hedging, the contingent interest feature of the 2025 Debentures is an embedded derivative that is not considered clearly and closely related to the host contract. The contingent interest component had no significant value at December 31, 2009 or 2008.

     The 2025 Debentures are convertible into cash and, in certain circumstances, shares of WESCO International’s common stock, $0.01 par value, at any time on or after October 15, 2023, or prior to October 15, 2023 in certain circumstances. The 2025 Debentures will be convertible based on an initial conversion rate of 23.8872 shares of common stock per $1,000 principal amount of the 2025 Debentures (equivalent to an initial conversion price of approximately $41.86 per share). The conversion rate and the conversion price may be adjusted under certain circumstances.
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
1.75% Convertible Senior Debentures due 2026
     Proceeds of $300 million were received in connection with the issuance of the 2026 Debentures by WESCO International under an indenture dated as of November 2, 2006 with The Bank of New York, as Trustee, and are unconditionally guaranteed on an unsecured senior subordinated basis by WESCO Distribution. On August 27, 2009, WESCO International completed an exchange offer pursuant to which it issued $345.0 million in aggregate principal amount of 2029 Debentures in exchange for approximately $299.7 million and $57.7 million in aggregate principal amounts of its outstanding 2026 Debentures and 2025 Debentures, respectively (see the 6.0% Convertible Senior Debentures due 2029 discussion below for additional information). WESCO intends to repurchase the remaining $0.2 million of the outstanding 2026 Debentures during 2010.
     On January 1, 2009, WESCO retrospectively applied the provisions of guidance concerning convertible debt instruments to the 2026 Debentures. WESCO utilized an interest rate of 6% to reflect the non convertible market rate of its offering upon issuance. As of December 31, 2009 and 2008, the unamortized discount to the convertible note balance was less than $0.1 million and $32.4 million, respectively and the equity component totaled $17.9 million and $31.2 million, respectively. Financing costs related to the issuance of the 2026 Debentures were allocated between the debt and equity components. WESCO is amortizing the debt discount and financing costs over a five year period starting on the date of issuance. Non-cash interest expense of $7.1 million, $10.2 million and $9.6 million was recorded for the years ended December 31, 2009, 2008 and 2007, respectively. The debt discount amortization will be less than $0.1 million in 2010 and 2011. While the 2026 Debentures accrue interest at an effective interest rate of 6% (as described above) the coupon interest rate of 1.75% per annum is payable in cash semi-annually in arrears on each May 15 and November 15.
6.0% Convertible Senior Debentures due 2029
     On August 27, 2009, WESCO International completed an exchange offer pursuant to which it issued $345.0 million in aggregate principal amount of 2029 Debentures in exchange for approximately $299.7 million and $57.7 million in aggregate principal amounts of its outstanding 2026 Debentures and 2025 Debentures, respectively. As a result of the debt exchange, WESCO recorded a gain of $6.0 million, which included the write-off of debt issuance costs. The 2029 Debentures were issued pursuant to an Indenture dated August 27, 2009 (the “Indenture”), with The Bank of New York Mellon, as trustee, and are unconditionally guaranteed on an unsecured senior subordinated basis by WESCO Distribution.
     WESCO utilized an interest rate of 13.875% to reflect the non-convertible debt borrowing rate of its offering upon issuance, which was determined based on discussions with its financial institutions and a review of relevant market data, and resulted in a $181.2 million discount to the 2029 Debenture balance and a net increase in additional capital of $106.5 million. In addition, the financing costs related to the issuance of the 2029 Debentures were allocated between the debt and equity components. WESCO is amortizing the debt discount and financing costs over the life of the instrument. Non-cash interest expense of $0.7 million was recorded for the period from August 27, 2009 to December 31, 2009. The debt discount amortization will approximate $2.1 million in 2010, $2.4 million in 2011, $2.7 million in 2012, $3.1 million in 2013, and $3.6 million in 2014.
     While the 2029 Debentures accrue interest at an effective interest rate of 13.875% (as described above), the coupon interest rate of 6.0% per annum is payable in cash semi-annually in arrears on each March 15 and September 15, commencing March 15, 2010. Beginning with the six-month period commencing September 15, 2016, WESCO will also pay contingent interest in cash during any six-month period in which the trading price of the 2029 Debentures for each of the five trading days ending on the second trading day immediately preceding the first day of the applicable six-month interest period equals or exceeds 120% of the principal amount of the 2026 Debentures. During any interest period when contingent interest shall be payable, the contingent interest payable per $1,000 principal amount of 2029 Debentures will equal 0.25% of the average trading price of $1,000 principal amount of the 2029 Debentures during the five trading days immediately preceding the first day of the applicable six-month interest period. In accordance with guidance related to derivatives and hedging, the contingent interest feature of the 2029 Debentures is an embedded derivative that is not considered clearly and closely related to the host contract. The contingent interest component had no significant value at issuance or December 31, 2009.

     The 2029 Debentures are convertible into cash, and in certain circumstances, shares of WESCO International’s common stock, $0.01 par value, at any time on or after September 15, 2028, or prior to September 15, 2028 in certain circumstances. The 2029 Debentures will be convertible based on an initial conversion rate of 34.6433 shares of common stock per $1,000 principal amount of the 2029 Debentures (equivalent to an initial conversion price of approximately $28.87 per share). The conversion rate and conversion price may be adjusted under certain circumstances.
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
     The following table sets forth the components of WESCO’s outstanding convertible debenture indebtedness:

	December 31, 2009			December 31, 2008
			Net			Net
			Carrying			Carrying
	Principal Balance	Discount	Amount	Principal Balance	Discount	Amount
			(In thousands)
Convertible Debentures:
2025	$92,327	$(2,134)	$90,193	$150,000	$(8,121)	$141,879
2026	234	(16)	218	300,000	(32,380)	267,620
2029	345,000	(180,539)	164,461	—	—	—

	$437,561	$(182,689)	$254,872	$450,000	$(40,501)	$409,499

Covenant Compliance
     WESCO was in compliance with all relevant covenants contained in its debt agreements as of December 31, 2009.
     The following table sets forth the aggregate principal repayment requirements for all indebtedness for the next five years and thereafter as of December 31, 2009:

(In thousands)
2010	$96,111
2011	3,293
2012	47,298
2013	232,704
2014	99
Thereafter	495,030

Total payments on debt	874,535
Debt discount on convertible debentures	(182,689)

Total long-term debt	$691,846
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
     Under the terms of the Revolving Credit Facility, WESCO International is restricted from declaring or paying dividends and as such, at December 31, 2009 and 2008, no dividends had been declared, and therefore no retained earnings were reserved for dividend payments.
Additional Capital
     WESCO separately accounts for the liability and equity components of its Debentures in a manner that reflects its non-convertible debt borrowing rate. As of December 31, 2009 and 2008, the net equity included in additional capital related to the Debentures totaled $134.8 million and $43.5 million, respectively.
8. SHARE REPURCHASE PLAN
     On September 28, 2007, WESCO announced that its Board of Directors authorized a new stock repurchase program in the amount of up to $400 million. The program expired on September 30, 2009. The shares were repurchased from time to time in the open market or through privately negotiated transactions. No shares were repurchased during 2009.
9. EQUITY INVESTMENT
     During the first quarter of 2008, WESCO and Deutsch Engineered Connecting Devices, Inc. (“Deutsch”) completed a transaction with respect to WESCO’s LADD operations, which resulted in a joint venture in which Deutsch owns a 60% interest and WESCO owns a 40% interest. WESCO accounts for its investment in the joint venture using the equity method of accounting. Accordingly, earnings from the joint venture are recorded as other income in the consolidated statement of income. Deutsch is entitled, but not obliged, to acquire the remaining 40% after January 1, 2010. As a result of this transaction, WESCO recognized an after-tax loss of approximately $2.1 million during the first quarter of 2008. Deutsch paid to WESCO aggregate consideration of approximately $75 million, consisting of $60 million in cash plus a $15 million promissory note, which is included in other assets in the consolidated balance sheet. During 2009, the promissory note was included in other accounts receivable as principal and interest were originally due on January 2, 2010.
     On January 15, 2010, WESCO received $1.8 million in accrued interest related to the promissory note for the period from January 2, 2008 to January 2, 2010. In addition, Deutsch and WESCO entered into an amended promissory note agreement. The amendment extends the maturity date for the payment of principal and interest to the earlier of (a) the closing date of Deutsch’s 40% tag along option or (b) the maturity date of Deutsch’s credit facility or mezzanine financing facility. Interest will accrue at a rate of 8.5% compounded annually. Management believes this rate is commensurate with a market rate of interest therefore, no reserve or allowance has been recorded against the promissory note. Management cannot provide any assurance that there will not be events that could adversely affect the collectability of the promissory note in future periods.

10. INCOME TAXES
     The following table sets forth the components of the provision for income taxes:

	Year Ended December 31
	2009	2008	2007
		(In thousands)
Current taxes:
Federal(1)	$30,136	$70,701	$66,986
State	2,355	13,544	25,438
Foreign	7,531	6,235	(13,174)

Total current.	40,022	90,480	79,250
Deferred taxes:
Federal	5,351	11,010	19,815
State	1,841	2,243	(9,859)
Foreign	(15,151)	(11,481)	1,191

Total deferred	(7,959)	1,772	11,147

	$32,063	$92,252	$90,397

(1)	Tax benefits related to stock options and other equity instruments recorded directly to additional paid in capital totaled $59.7 million, $10.2 million and $18.4 million in 2009, 2008 and 2007, respectively.
The following table sets forth the components of income before income taxes by jurisdiction:

	Year Ended December 31
	2009	2008	2007
		(In thousands)
United States	$171,508	$323,488	$344,163
Foreign	(34,357)	(32,621)	(26,398)

	$137,151	$290,867	$317,765

     The following table sets forth the reconciliation between the federal statutory income tax rate and the effective rate:

	Year Ended December 31
	2009	2008	2007

Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal tax benefit	2.5	3.2	3.2
Nondeductible expenses	1.3	0.7	0.6
Domestic tax benefit from foreign operations	(0.4)	(1.0)	(2.0)
Foreign tax rate differences(1)	(13.7)	(7.0)	(7.3)
Federal tax credits	(0.3)	(0.1)	(0.2)
Domestic production activity deduction	(0.4)	(0.3)	(0.2)
Adjustment related to uncertain tax positions	0.4	(0.9)	0.6
Adjustment related to foreign currency exchange gains(2)	—	—	(0.6)
Revaluation of deferred tax items	(0.6)	—	—
Change in valuation allowance(3)	—	—	(2.7)
Other	(0.4)	0.2	0.4

	23.4%	29.8%	26.8%

(1)	Includes a tax benefit of $17.7 million, $20.1 million and $21.2 million in 2009, 2008 and 2007 respectively from the recapitalization of WESCO’s Canadian operations and in 2008 the effect of differences between the recorded provision and the final filed tax return for prior year.

(2)	Includes a benefit of $1.8 million in 2007 from foreign exchange gains related to the recapitalization of Canadian operations.

(3)	WESCO recorded an $8.5 million reversal of valuation allowances against deferred tax assets for state net operating loss carryforwards. The reversal was recorded as a discrete tax benefit in the third quarter of 2007.

     As of December 31, 2009 and 2008, WESCO had state tax benefits derived from net operating loss carryforwards of approximately $6.5 million ($4.2 million, net of federal income tax) and $8.9 million ($5.8 million, net of federal income tax), respectively. In addition, WESCO had tax benefits from net operating losses resulting from the recapitalization of its Canadian operations of $30.5 million and $17.0 million, respectively. The amounts will begin expiring in 2010 and 2027, respectively. WESCO is currently in the process of reorganizing its Canadian operations to ensure full utilization of tax benefits derived from the Canadian net operating losses. Utilization of WESCO’s state net operating loss carryforwards is subject to annual limitations imposed by state statute. Such annual limitations could result in the expiration of the net operating loss and tax credit carryforwards before utilization. Management anticipates utilizing the net operating losses prior to the expiration of statues of limitations; accordingly, WESCO has not recorded a valuation allowance.
     As of December 31, 2009, WESCO had approximately $150 million of undistributed earnings related to its foreign subsidiaries. Management believes that these earnings will be indefinitely reinvested in foreign jurisdiction; accordingly, WESCO has not provided for U.S. federal income taxes related to these earnings.
The following table sets forth deferred tax assets and liabilities:

	December 31
	2009		2008
		(In thousands)
	Assets	Liabilities	Assets	Liabilities
Accounts receivable	$6,527	$—	$5,125	$—
Inventory	—	6,335	—	4,287
Depreciation	—	6,082	—	4,266
Amortization of intangible assets	—	126,356	—	117,079
Convertible debt interest	—	99,478	—	42,428
Employee benefits	25,074	—	19,021	—
Tax loss carryforwards	36,070	—	22,810	—
Other	11,283	3,868	7,175	4,655

Total deferred taxes	$78,954	$242,119	$54,131	$172,715

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

United States – Federal	2000 and forward
United States – States	2005 and forward
Canada	1996 and forward
The following table sets forth the reconciliation of gross unrecognized tax benefits:

	December 31,
	2009	2008	2007
	(In thousands)
Beginning balance January 1	$7,451	$10,015	$8,418
Additions based on tax positions related to the current year	319	1,677	1,941
Additions for tax positions of prior years	927	—	1,117
Reductions for tax positions of prior years	—	(2,477)	(226)
Settlements	(336)	(427)	(652)
Lapse in statute of limitations	(276)	(1,337)	(583)

Ending balance December 31	$8,085	$7,451	$10,015

     The total amount of unrecognized tax benefits were $8.1 million, $7.5 million and $10.0 million as of December 31, 2009, 2008 and 2007, respectively. If these tax benefits were recognized in the consolidated financial statements, the portion of these amounts that would reduce the Company’s effective tax rate would be $7.1 million, $6.3 million, and $8.1 million respectively.
     During the next twelve months, it is reasonably possible that certain issues will be settled by the resolution of Internal Revenue Service tax examinations or the expiration of statutes of limitations. An estimate of the amount of change in unrecognized tax benefits cannot be made at this time, as the outcome of the audits and the timing of the settlements are subject to significant uncertainty.

     WESCO records interest related to uncertain tax positions as a part of interest expense in the consolidated statement of income. Any penalties are recognized as part of income tax expense. As of December 31, 2009, 2008, and 2007 WESCO had an accrued liability of $4.5 million, $3.5 million, and $4.4 million, respectively, for interest related to uncertain tax positions.
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
     The following table sets forth the details of basic and diluted earnings per share:

	Year Ended December 31
	2009	2008	2007
	(Dollars in thousands, except share data)
Net income	$105,088	$204,133	$232,557
Weighted average common shares outstanding used in computing basic earnings per share	42,281,955	42,357,748	45,699,537

Common shares issuable upon exercise of dilutive stock options	389,990	947,977	1,691,102
Common shares issuable from contingently convertible debentures (see below for basis of calculation)	—	—	859,690

Weighted average common shares outstanding and common share equivalents used in computing diluted earnings per share	42,671,945	43,305,725	48,250,329

Earnings per share
Basic	$2.49	$4.82	$5.09
Diluted	$2.46	$4.71	$4.82
     As of December 31, 2009, 2008 and 2007, the computation of diluted earnings per share excluded stock-settled stock appreciation rights of approximately 3.6 million, 2.0 million and 1.1 million at weighted average exercise prices of $39.65 per share, $52.30 per share and $63.82 per share, respectively. These amounts were excluded because their effect would have been antidilutive.
     Because of WESCO’s obligation to settle the par value of the 2025 Debentures, the 2026 Debentures and the 2029 Debentures in cash, WESCO is not required to include any shares underlying the Debentures in its diluted weighted average shares outstanding until the average stock price per share for the period exceeds the conversion price of the respective Debentures. At such time, only the number of shares that would be issuable (under the treasury stock method of accounting for share dilution) will be included, which is based upon the amount by which the average stock price exceeds the conversion price. The conversion prices of the 2029 Debentures, 2026 Debentures and 2025 Debentures are $28.87, $88.15 and $41.86, respectively. Share dilution is limited to a maximum of 11,951,939 shares for the 2029 Debentures, 2,972 shares for the 2026 Debentures and 2,205,434 shares for the 2025 Debentures. Share dilution for the 2025 Debentures and 2026 Debentures reflects the impact of the convertible debt exchange. Since the average stock price for twelve-month periods ended December 31, 2009 and 2008 was less than the conversion prices, there was no impact of the Debentures on diluted earnings per share. For the period ended December 31, 2007, the effect of the 2025 Debentures on diluted earnings per share was a decrease of $0.09.
12. EMPLOYEE BENEFIT PLANS
     A majority of WESCO’s employees are covered by defined contribution retirement savings plans for their service rendered subsequent to WESCO’s formation. WESCO also offers a deferred compensation plan for select individuals. For U.S. participants, WESCO will make contributions in an amount equal to 50% of the participant’s total monthly contributions up to a maximum of 6% of eligible compensation. For Canadian participants, WESCO will make contributions in an amount ranging from 1% to 7% of the participant’s eligible compensation based on years of continuous service. In addition, employer contributions may be made at the discretion of the Board of Directors. Effective August 1, 2009, WESCO suspended all discretionary contributions; accordingly, no discretionary charges were incurred in 2009. Discretionary employer contributions charges of $9.5 million and $7.3 million were incurred in 2008 and 2007, respectively. For the years ended December 31, 2009, 2008 and 2007, WESCO incurred charges of $8.3 million, $14.6 million and $17.8 million, respectively, for all such plans. Contributions are made in cash to employee retirement savings plan accounts. Employees then have the option to transfer balances allocated to their accounts into any of the available investment options, including WESCO common stock.

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
     An initial reserve of 6,936,000 shares of common stock has been authorized for issuance under the LTIP. This reserve automatically increases by (i) the number of shares of common stock covered by unexercised options granted under prior plans that are canceled or terminated after the effective date of the LTIP, and (ii) the number of shares of common stock surrendered by employees to pay the exercise price and/or minimum withholding taxes in connection with the exercise of stock options granted under our prior plans. As of December 31, 2009, 4.0 million shares of common stock were reserved under the LTIP for future equity award grants. In December 2003, in a privately negotiated transaction, WESCO redeemed the net equity value of stock options originally granted in 1994 and 1995, representing approximately 2.9 million shares. These shares are included in the reserve of common stock available for issuance under the LTIP.
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
     As of December 31, 2009, there was $20.0 million of total unrecognized compensation expense related to non-vested stock-based compensation arrangements for all awards previously made of which approximately $11.9 million is expected to be recognized in 2010, $6.3 million in 2011 and $1.8 million in 2012.
     The total intrinsic value of awards exercised during the years ended December 31, 2009 and 2008 was $3.6 million and $28.7 million, respectively. The total amount of cash received from the exercise of options was $1.4 million and $10.7 million, respectively. The tax benefit associated with the exercise of stock options and stock-settled stock appreciation rights totaled $0.9 million and $10.2 million in 2009 and 2008, respectively. WESCO uses the direct only method and tax law ordering approach to calculate the tax effects of stock-based compensation. The tax benefit was recorded as a credit to additional paid-in capital.
     The following table sets forth a summary of both stock options and stock appreciation rights and related information for the years indicated:

	2009			2008		2007
		Weighted	Aggregate		Weighted		Weighted
		Average	Intrinsic		Average		Average
		Exercise	Value		Exercise		Exercise
	Awards	Price	(In thousands)	Awards	Price	Awards	Price
Beginning of year	3,933,035	$36.44		4,213,863	$28.85	4,578,822	$20.78
Granted	815,231	25.37		931,344	39.78	628,237	59.67
Exercised	(253,253)	12.55		(1,149,240)	10.16	(935,156)	10.10
Cancelled	(268,860)	43.22		(62,932)	58.15	(58,040)	27.38

End of year	4,226,153	35.30	$13,081	3,933,035	36.44	4,213,863	28.85

Exercisable at end of year	2,661,320	$35.61	$11,748	2,465,137	$29.57	2,133,280	$20.79
     The following table sets forth a summary of restricted stock units and related information for the year ended December 31, 2009:

		Weighted
		Average
		Fair
	Awards	Value
Unvested at December 31, 2008	—	$—
Granted	245,997	25.37
Vested	—	—
Forfeited	(2,055)	25.37

Unvested at December 31, 2009	243,942	$25.37

     The following table sets forth exercise prices for equity awards outstanding as of December 31, 2009:

			Weighted
			Average
			Remaining
	Awards	Awards	Awards
Range of exercise price	Outstanding	Exercisable	Outstanding
$0.00 — $10.00	636,946	393,004	5.3
$10.00 — $20.00	229,000	226,334	4.6
$20.00 — $30.00	1,202,924	406,353	7.9
$30.00 — $40.00	626,363	597,348	5.7
$40.00 — $50.00	868,504	306,267	8.4
$50.00 — $60.00	2,540	2,540	6.2
$60.00 — $70.00	903,819	729,474	7.1

	4,470,096	2,661,320	7.0

14. COMMITMENTS AND CONTINGENCIES
     Future minimum rental payments required under operating leases, primarily for real property that have noncancelable lease terms in excess of one year as of December 31, 2009, are as follows:

(In thousands)
2010	$34,708
2011	24,244
2012	17,453
2013	9,780
2014	6,008
Thereafter	12,299
     Rental expense for the years ended December 31, 2009, 2008 and 2007 was $46.3 million, $48.7 million and $47.3 million, respectively.
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
     WESCO is a co-defendant in a lawsuit filed in a state court in Indiana in which a customer alleges that WESCO sold defective products manufactured or remanufactured by others and is seeking monetary damages in the amount of $52 million. WESCO has denied any liability, continues to believe that it has meritorious defenses and intends to vigorously defend itself against these allegations. Accordingly, no liability was recorded for this matter as of December 31, 2009.
15. SEGMENTS AND RELATED INFORMATION
     WESCO provides distribution of product and services through its nine operating segments which have been aggregated as one reportable segment. The sale of electrical products and maintenance repair and operating supplies represents more than 90% of the consolidated net sales, income from operations and assets for 2009, 2008 and 2007. WESCO has over 250,000 unique product stock keeping units and markets more than 1,000,000 products for customers. It is impractical to disclose net sales by product, major product group or service group. There were no material amounts of sales or transfers among geographic areas and no material amounts of export sales.

     The following table sets forth information about WESCO by geographic area:

	Net Sales			Long-Lived Assets
	Year Ended December 31,			December 31,
(In thousands)	2009	2008	2007	2009	2008	2007
United States	$3,928,182	$5,305,744	$5,229,147	$112,955	$120,185	$106,159
Foreign Operations
Canada	559,367	673,284	633,406	12,343	10,692	13,122
Other foreign	136,405	131,812	140,899	698	892	406

Subtotal Foreign Operations	695,772	805,096	774,305	13,041	11,584	13,528

Total U.S. and Foreign	$4,623,954	$6,110,840	$6,003,452	$125,996	$131,769	$119,687

16. OTHER FINANCIAL INFORMATION
     WESCO Distribution, a wholly owned subsidiary of WESCO International, has outstanding $150.0 million in aggregate principal amount of 2017 Notes, and WESCO International has outstanding $92.3 million in aggregate principal amount of 2025 Debentures, $0.2 million in aggregate principal amount of 2026 Debentures, and $345 million in aggregate principal amount of 2029 Debentures. The 2017 Notes are fully and unconditionally guaranteed by WESCO International on a subordinated basis to all existing and future senior indebtedness of WESCO International. The 2025 Debentures, 2026 Debentures and 2029 Debentures are fully and unconditionally guaranteed by WESCO Distribution on a senior subordinated basis to all existing and future senior indebtedness of WESCO Distribution.
     Condensed consolidating financial information for WESCO International, WESCO Distribution, Inc. and the non-guarantor subsidiaries is as follows:

CONDENSED CONSOLIDATING BALANCE SHEETS

	December 31, 2009
	(In thousands)
				Consolidating
	WESCO	WESCO	Non-Guarantor	and Eliminating
	International, Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Cash and cash equivalents	$3	$16,924	$95,402	$—	$112,329
Trade accounts receivable	—	—	635,754	—	635,754
Inventories	—	303,747	203,468	—	507,215
Other current assets	394	18,353	56,959	—	75,706

Total current assets	397	339,024	991,583	—	1,331,004
Intercompany receivables, net	—	—	1,560,850	(1,560,850)	—
Property, buildings and equipment, net	—	38,819	77,490	—	116,309
Intangible assets, net	—	8,704	72,604	—	81,308
Goodwill and other intangibles, net	—	188,329	675,081	—	863,410
Investments in affiliates and other noncurrent assets	1,837,883	3,169,830	33,656	(4,939,207)	102,162

Total assets	$1,838,280	$3,744,706	$3,411,264	$(6,500,057)	$2,494,193

Accounts payable	—	326,996	126,158	—	453,154
Short-term debt	—	—	—	—	—
Other current liabilities	99,528	37,080	91,072	—	227,680

Total current liabilities	99,528	364,076	217,230	—	680,834
Intercompany payables, net	554,257	1,006,593	—	(1,560,850)	—
Long-term debt	164,679	348,952	84,238	—	597,869
Other noncurrent liabilities	23,527	192,661	3,013	—	219,201
Stockholders’ equity	996,289	1,832,424	3,106,783	(4,939,207)	996,289

Total liabilities and stockholders’ equity	$1,838,280	$3,744,706	$3,411,264	$(6,500,057)	$2,494,193

	December 31, 2008
	(In thousands)
				Consolidating
	WESCO	WESCO	Non-Guarantor	and Eliminating
	International, Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Cash and cash equivalents	$—	$18,453	$67,885	$—	$86,338
Trade accounts receivable	—	—	791,356	—	791,356
Inventories	—	421,178	184,500	—	605,678
Other current assets	(12,100)	44,469	41,922	—	74,291

Total current assets	(12,100)	484,100	1,085,663	—	1,557,663
Intercompany receivables, net	—	(1,367,199)	1,862,220	(495,021)	—
Property, buildings and equipment, net	—	46,389	72,834	—	119,223
Intangible assets, net	—	9,549	79,140	—	88,689
Goodwill and other intangibles, net	—	395,546	467,232	—	862,778
Investments in affiliates and other noncurrent assets	1,671,724	3,074,554	19,133	(4,673,903)	91,508

Total assets	$1,659,624	$2,642,939	$3,586,222	$(5,168,924)	$2,719,861

Accounts payable	—	433,636	122,866	—	556,502
Short-term debt	—	—	295,000	—	295,000
Other current liabilities	—	80,786	73,721	—	154,507

Total current liabilities	—	514,422	491,587	—	1,006,009
Intercompany payables, net	495,021	—	—	(495,021)	—
Long-term debt	409,499	350,601	41,327	—	801,427
Other noncurrent liabilities	—	111,422	45,899	—	157,321
Stockholders’ equity	755,104	1,666,494	3,007,409	(4,673,903)	755,104

Total liabilities and stockholders’ equity	$1,659,624	$2,642,939	$3,586,222	$(5,168,924)	$2,719,861

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Year Ended December 31, 2009
	(In thousands)
				Consolidating
	WESCO	WESCO	Non-Guarantor	and Eliminating
	International, Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Net sales	$—	$3,049,745	$1,574,209	$—	$4,623,954
Cost of goods sold, excluding depreciation and amortization	—	2,470,956	1,253,105	—	3,724,061
Selling, general and administrative expenses	39	503,831	190,026	—	693,896
Depreciation and amortization	—	19,736	6,309	—	26,045
Results of affiliates’ operations	136,606	99,375	—	(235,981)	—
Interest expense, net	28,014	16,106	9,634	—	53,754
Gain on debt exchange	(5,962)	—	—	—	(5,962)
Other income	—	(4,991)	—	—	(4,991)
Provision for income taxes	9,427	6,876	15,760	—	32,063

Net income (loss)	$105,088	$136,606	$99,375	$(235,981)	$105,088

	Year Ended December 31, 2008
	(In thousands)
				Consolidating
	WESCO	WESCO	Non-Guarantor	and Eliminating
	International, Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Net sales	$—	$4,376,325	$1,734,515	$—	$6,110,840
Cost of goods sold, excluding depreciation and amortization	—	3,556,737	1,347,427	—	4,904,164
Selling, general and administrative expenses	7	643,173	191,098	—	834,278
Depreciation and amortization	—	14,164	12,567	—	26,731
Results of affiliates’ operations	207,547	100,346	—	(307,893)	—
Interest (income) expense, net	(8,677)	23,210	49,619	—	64,152
Other income	—	(9,352)	—	—	(9,352)
Provision for income taxes	12,084	41,191	33,459	—	86,734

Net income (loss)	$204,133	$207,548	$100,345	$(307,893)	$204,133

	Year Ended December 31, 2007
	(In thousands)
				Consolidating
	WESCO	WESCO	Non-Guarantor	and Eliminating
	International, Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Net sales	$—	$4,161,129	$1,842,323	$—	$6,003,452
Cost of goods sold, excluding depreciation and amortization	—	3,371,101	1,410,235	—	4,781,336
Selling, general and administrative expenses	11	646,309	144,813	—	791,133
Depreciation and amortization	—	17,223	19,536	—	36,759
Results of affiliates’ operations	226,349	211,698	—	(438,047)	—
Interest (income) expense, net	(23,048)	44,384	55,123	—	76,459
Provision for income taxes	16,829	67,461	918	—	85,208

Net income (loss)	$232,557	$226,349	$211,698	$(438,047)	$232,557

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2009
	(In thousands)
				Consolidating
	WESCO	WESCO	Non-Guarantor	and Eliminating
	International, Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Net cash (used) provided by operating activities	$(61,795)	$335,097	$18,362	$—	$291,664
Investing activities:
Capital expenditures	—	(12,161)	(809)	—	(12,970)
Acquisitions	—	(262)	—	—	(262)
Sale of subsidiary	—	2,420	—	—	2,420
Other	—	120	—	—	120

Net cash used by investing activities	—	(9,883)	(809)	—	(10,692)
Financing activities:
Net borrowings (repayments)	59,235	(314,817)	—	—	(255,582)
Equity transactions	2,563	—	—	—	2,563
Other	—	(11,926)	—	—	(11,926)

Net cash provided (used) by financing activities	61,798	(326,743)	—	—	(264,945)

Effect of exchange rate changes on cash and cash equivalents	—	—	9,964	—	9,964

Net change in cash and cash equivalents	3	(1,529)	27,517	—	25,991
Cash and cash equivalents at beginning of period	—	18,453	67,885	—	86,338

Cash and cash equivalents at end of period	$3	$16,924	$95,402	$—	$112,329

	Year Ended December 31, 2008
	(In thousands)
				Consolidating
	WESCO	WESCO	Non-Guarantor	and Eliminating
	International, Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Net cash provided by operating activities	$16,479	$214,913	$48,469	$—	$279,861
Investing activities:
Capital expenditures	—	(33,590)	(1,694)	—	(35,284)
Acquisitions	—	(12,080)	—	—	(12,080)
Sale of subsidiary	—	60,000	—		60,000
Other	—	3,794	—	—	3,794

Net cash provided (used) by investing activities	—	18,124	(1,694)	—	16,430
Financing activities:
Net borrowings (repayments)	41,465	(216,261)	(1,367)	—	(176,163)
Equity transactions	(57,937)	—		—	(57,937)
Other	—	(30,463)	(426)	—	(30,889)

Net cash used by financing activities	(16,472)	(246,724)	(1,793)	—	(264,989)

Effect of exchange rate changes on cash and cash equivalents	—	—	(17,261)	—	(17,261)

Net change in cash and cash equivalents	7	(13,687)	27,721	—	14,041
Cash and cash equivalents at beginning of period	(7)	32,140	40,164	—	72,297

Cash and cash equivalents at end of period	$—	$18,453	$67,885	$—	$86,338

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (continued)

	Year Ended December 31, 2007 (In thousands)
				Consolidating
	WESCO	WESCO	Non-Guarantor	and Eliminating
	International, Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Net cash provided by operating activities	$9,100	$253,151	$27	$—	$262,278
Investing activities:
Capital expenditures	—	(14,547)	(1,571)	—	(16,118)
Acquisitions	—	(32,398)	—	—	(32,398)
Other	—	487	—	—	487

Net cash used by investing activities	—	(46,458)	(1,571)	—	(48,029)
Financing activities:
Net borrowings (repayments)	407,802	(231,331)	(1,288)	—	175,183
Equity transactions	(416,442)	—	—	—	(416,442)
Other	(465)	29,156	(38)	—	28,653

Net cash used by financing activities	(9,105)	(202,175)	(1,326)	—	(212,606)

Effect of exchange rate changes on cash and cash equivalents	—	—	(2,741)	—	(2,741)

Net change in cash and cash equivalents	(5)	4,518	(5,611)	—	(1,098)
Cash and cash equivalents at beginning of period	(2)	27,622	45,775	—	73,395

Cash and cash equivalents at end of period	$(7)	$32,140	$40,164	$—	$72,297

17. SELECTED QUARTERLY FINANCIAL DATA (unaudited)
     The following table sets forth selected quarterly financial data for the years ended December 31, 2009 and 2008:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2009
Net sales	$1,179,590	$1,159,218	$1,152,427	$1,132,719
Cost of goods sold	941,413	935,306	931,536	915,806
Income from operations	43,531	47,638	46,172	42,611
Income before income taxes	32,639	34,918	39,925	29,669
Net income	23,262	26,454	33,619	21,753
Basic earnings per share (A)	0.55	0.63	0.80	0.51
Diluted earnings per share (B)	0.55	0.62	0.79	0.51

2008
Net sales	$1,465,206	$1,587,753	$1,628,087	$1,429,794
Cost of goods sold	1,169,561	1,277,423	1,311,731	1,145,449
Income from operations	77,073	96,836	98,551	73,207
Income before income taxes	61,735	83,417	85,179	60,536
Net income	42,690	57,988	63,729	39,726
Basic earnings per share (A)	1.00	1.36	1.50	0.95
Diluted earnings per share (B)	0.97	1.33	1.46	0.94

(A)	Earnings per share (EPS) in each quarter is computed using the weighted average number of shares outstanding during that quarter while EPS for the full year is computed by taking the average of the weighted average number of shares outstanding each quarter. Thus, the sum of the four quarters’ EPS may not equal the full-year EPS.

(B)	Diluted earnings per share (DEPS) in each quarter is computed using the weighted average number of shares outstanding during that quarter while DEPS for the full year is computed by taking the average of the weighted average number of shares outstanding each quarter. Thus, the sum of the four quarters’ DEPS may not equal the full-year DEPS.
18. SUBSEQUENT EVENT
     On February 19, 2010, WESCO Distribution along with certain of its subsidiaries entered into a Limited Consent and Amendment No. 4 (the “Amendment”) to its Third Amended and Restated Revolving Credit Agreement, dated November 1, 2006 (the “Agreement”). The Amendment permits WESCO to complete certain legal entity restructuring actions, issue additional surety bonds and invest additional resources in foreign subsidiaries. In addition, the amendment enhances WESCO’s hedging capacities.
     Pursuant to the terms of the Amendment, WESCO has agreed to modify the Applicable Margins (as defined in the Agreement) paid to the Lenders on borrowings and letters of credit. Depending upon the amount of excess availability under the facility, interest will be calculated at LIBOR plus a margin that ranges between 2.25% and 2.875% or at the Index Rate (prime rate published by the Wall Street Journal) plus a margin that ranges between 1.00% and 1.625%. This change represents a 1.125% to 1.25% adjustment in borrowing margin over the previous rates. The unused fee associated with the facility will not change and will range between 0.25% and 0.375%.
     All other material terms and conditions of the Agreement remain unchanged.

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
Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting, which included an evaluation of our new financial reporting system and financial statement close process, based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework , our management concluded that our internal control over financial reporting was effective as of December 31, 2009.
     The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
Changes in Internal Control Over Financial Reporting
     During the last fiscal quarter of 2009, there were no changes in the Company’s internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
     The information set forth under the captions “Board of Directors” and “Executive Officers” in our definitive Proxy Statement for our 2010 Annual Meeting of Stockholders is incorporated herein by reference.
     Codes of Business Ethics and Conduct
     We have adopted a Code of Business Ethics and Conduct (“Code of Conduct”) that applies to our Directors, officers and employees that is available on our website at www.wesco.com by selecting the “Investors” tab followed by the “Corporate Governance” heading. Any amendment or waiver of the Code of Conduct for our officers or Directors will be disclosed promptly at that location on our website.
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
     The information required by Item 10 that relates to our Directors and executive officers is incorporated by reference from the information appearing under the captions “Corporate Governance”, “Board and Committee Meetings” and “Security Ownership” in our definitive Proxy Statement that is to be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year on December 31, 2009.
Item 11. Executive Compensation.
     The information set forth under the captions “Compensation Discussion and Analysis” and “Director Compensation” in our definitive Proxy Statement for our 2010 Annual Meeting of Stockholders is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     The information set forth under the caption “Security Ownership” in our definitive Proxy Statement for our 2010 Annual Meeting of Stockholders is incorporated herein by reference.
     The following table provides information as of December 31, 2009 with respect to the shares of our common stock that may be issued under our existing equity compensation plans:

Number of securities
	Number of securities to be	Weighted average	remaining available for
	issued upon exercise of	exercise price of	future issuance under
	outstanding options,	outstanding options,	equity compensation
Plan Category	warrants and rights	warrants and rights	plans

Equity compensation plans approved by security holders	4,226,153	$35.30	4,029,960

Equity compensation plans not approved by security holders	—	—	—

Total	4,226,153	$35.30	4,029,960

Item 13. Certain Relationships and Related Transactions, and Director Independence.
     The information set forth under the captions “Transactions with Related Persons” and “Corporate Governance” in our definitive Proxy Statement for our 2010 Annual Meeting of Stockholders is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
     The information set forth under the caption “Independent Registered Public Accounting Firm Fees and Services” in our definitive Proxy Statement for our 2010 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedule.
The financial statements, financial statement schedule and exhibits listed below are filed as part of this annual report:
(a)	(1) Financial Statements

The list of financial statements required by this item is set forth in Item 8, “Financial Statements and Supplementary Data,” and is incorporated herein by reference.

(2)	Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts

(b)	Exhibits

Exhibit No.	Description of Exhibit	Prior Filing or Sequential Page Number
2.1	Recapitalization Agreement, dated as of March 27, 1998, among Thor Acquisitions L.L.C., WESCO International, Inc. (formerly known as CDW Holding Corporation) and certain security holders of WESCO International, Inc.	Incorporated by reference to Exhibit 2.1 to WESCO’s Registration Statement on Form S-4 (No. 333-43225)

3.1	Restated Certificate of Incorporation of WESCO International, Inc.	Incorporated by reference to Exhibit 3.1 to WESCO’s Registration Statement on Form S-4 (No. 333-70404)

3.2	Amended and Restated By-laws of WESCO International, Inc., effective as of September 28, 2009.	Incorporated by reference to Exhibit 3.1 to WESCO’s Current Report on Form 8-K, dated September 28, 2009

4.1	Indenture, dated as of September 22, 2005, by and among WESCO International, Inc., WESCO Distribution, Inc. and J.P. Morgan Trust Company, National Association, as Trustee.	Incorporated by reference to Exhibit 4.1 to WESCO’s Current Report on Form 8-K, dated September 21, 2005

4.2	Form of 2.625% Convertible Senior Debenture due 2025 (included in Exhibit 4.1).	Incorporated by reference to Exhibit 4.3 to WESCO’s Current Report on Form 8-K, dated September 21, 2005

4.3	Indenture, dated as of September 22, 2005, by and among WESCO International, Inc., WESCO Distribution, Inc. and J.P. Morgan Trust Company, National Association, as Trustee.	Incorporated by reference to Exhibit 4.4 to WESCO’s Current Report on Form 8-K, dated September 21, 2005

4.4	Form of 7.50% Senior Subordinated Note due 2017, (included in Exhibit 4.3).	Incorporated by reference to Exhibit 4.6 to WESCO’s Current Report on Form 8-K, dated September 21, 2005

4.5	Indenture, dated November 2, 2006, by and among WESCO International, Inc., WESCO Distribution, Inc. and The Bank of New York, as Trustee.	Incorporated by reference to Exhibit 4.1 to WESCO’s Current Report on Form 8-K, dated November 2, 2006

4.6	Form of 1.75% Convertible Senior Debenture due 2026.	Included in Exhibit 4.5

Exhibit No.	Description of Exhibit	Prior Filing or Sequential Page Number
4.7	Indenture, dated August 27, 2009, by and among WESCO International, Inc., WESCO Distribution, Inc. and The Bank of New York, as Trustee.	Incorporated by reference to Exhibit 4.1 to WESCO’s Current Report on Form 8-K, dated August 27, 2009

4.8	Form of 6.0% Convertible Senior Debenture due 2029.	Included in Exhibit 4.7

10.1	Form of Stock Option Agreement.	Incorporated by reference to Exhibit 10.4 to WESCO’s Registration Statement on Form S-4 (No. 333-43225)

10.2	Form of Amendment to Stock Option Agreement.	Incorporated by reference to Exhibit 10.2 to WESCO’s Current Report on Form 8-K, dated March 2, 2006

10.3	Form of Management Stock Option Agreement.	Incorporated by reference to Exhibit 10.2 to WESCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998

10.4	Form of Amendment to Management Stock Option Agreement.	Incorporated by reference to Exhibit 10.6 to WESCO’s Current Report on Form 8-K dated March 2, 2006

10.5	1999 Deferred Compensation Plan for Non-Employee Directors.	Incorporated by reference to Exhibit 10.22 to WESCO’s Annual Report on Form 10-K for the year ended December 31, 1998

10.6	1999 Long-Term Incentive Plan.	Incorporated by reference to Exhibit 10.22 to WESCO’s Registration Statement on Form S-1 (No. 333-73299)

10.7	Form of Stock Appreciation Rights Agreement.	Incorporated by reference to Exhibit 10.43 to WESCO’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008

10.8	Lease dated December 13, 2002 between WESCO Distribution, Inc. and WESCO Real Estate IV, LLC.	Incorporated by reference to Exhibit 10.27 to WESCO’s Annual Report on Form 10-K for the year ended December 31, 2002

10.9	Lease Guaranty dated December 13, 2002 by WESCO International, Inc. in favor of WESCO Real Estate IV, LLC.	Incorporated by reference to Exhibit 10.28 to WESCO’s Annual Report on Form 10-K for the year ended December 31, 2002

10.10	Amended and Restated Registration and Participation Agreement, dated as of June 5, 1998, among WESCO International, Inc. and certain security holders of WESCO International, Inc. named therein.	Incorporated by reference to Exhibit 10.19 to WESCO’s Registration Statement on Form S-4 (No. 333-43225)

10.11	Loan Agreement between Bear Stearns Commercial Mortgage, Inc. and WESCO Real Estate IV, LLC, dated December 13, 2002.	Incorporated by reference to Exhibit 10.26 to WESCO’s Annual Report on Form 10-K for the year ended December 31, 2002

10.12	Guaranty of Non-Recourse Exceptions Agreement dated December 13, 2002 by WESCO International, Inc. in favor of Bear Stearns Commercial Mortgage, Inc.	Incorporated by reference to Exhibit 10.29 to WESCO’s Annual Report on Form 10-K for the year ended December 31, 2002

Exhibit No.	Description of Exhibit	Prior Filing or Sequential Page Number
10.13	Environmental Indemnity Agreement dated December 13, 2002 made by WESCO Real Estate IV, Inc. and WESCO International, Inc. in favor of Bear Stearns Commercial Mortgage, Inc.	Incorporated by reference to Exhibit 10.30 to WESCO’s Annual Report on Form 10-K for the year ended December 31, 2002

10.14	Asset Purchase Agreement, dated as of September 11, 1998, among Bruckner Supply Company, Inc. and WESCO Distribution, Inc.	Incorporated by reference to Exhibit 2.01 to WESCO’s Current Report on Form 8-K, dated September 11, 1998

10.15	Amendment dated March 29, 2002 to Asset Purchase Agreement, dated as of September 11, 1998, among Bruckner Supply Company, Inc. and WESCO Distribution, Inc.	Incorporated by reference to Exhibit 10.25 to WESCO’s Annual Report on Form 10-K for the year ended December 31, 2002

10.16	Agreement and Plan of Merger, dated August 16, 2005, by and among Carlton-Bates Company, the shareholders of Carlton-Bates Company signatory thereto, the Company Representative (as defined therein), WESCO Distribution, Inc. and C-B WESCO, Inc.	Incorporated by reference to Exhibit 10.3 to WESCO’s Current Report on Form 8-K, dated September 28, 2005

10.17	Third Amended and Restated Credit Agreement, dated as of November 1, 2006, among WESCO Distribution, Inc., WESCO Equity Corporation, Herning Enterprises, Inc., WESCO Nevada, Ltd., Carlton-Bates Company and Carlton-Bates Company of Texas, LP, WESCO Distribution Canada LP and the other Canadian Borrowers signatory thereto from time to time, the other Credit Parties signatory thereto, the Lenders signatory thereto from time to time, General Electric Capital Corporation, as Agent and US lender, GECC Capital Markets Group, Inc., as Lead Arranger, and GE Canada Finance Holding Company, as Canadian Agent and a Canadian Lender.	Incorporated by reference to Exhibit 10.1 to WESCO’s Current Report on Form 8-K, dated November 1, 2006

10.18	Limited Consent and Amendment No. 1 to the Third Amended and Restated Credit Agreement, dated November 15, 2007.	Incorporated by reference to Exhibit 10.41 to WESCO’s Annual Report on Form 10-K for the year ended December 31, 2007

10.19	Amendment No. 2 to the Third Amended and Restated Credit Agreement, dated December 14, 2007.	Incorporated by reference to Exhibit 10.42 to WESCO’s annual Report on Form 10-K for the year ended December 31, 2007

10.20	Limited Consent and Amendment No. 3 to the Third Amended and Restated Credit Agreement, dated December 19, 2008.	Incorporated by reference to Exhibit 10.45 to WESCO’s annual Report on Form 10-K for the year ended December 31, 2008

Exhibit No.	Description of Exhibit	Prior Filing or Sequential Page Number
10.21	Third Amended and Restated Receivables Purchase Agreement, dated as of April 13, 2009, by and among WESCO Receivables Corp., WESCO Distribution, Inc., the Purchasers and Purchaser Agents party thereto and PNC Bank, National Association (as successor to Wachovia Capital Markets, LLC), as Administrator.	Incorporated by reference to Exhibit 10.1 to WESCO’s Current Report on Form 8-K, dated April 13, 2009

10.22	First Amendment to the Third Amended and Restated Receivables Purchase Agreement, dated as of August 31, 2009.	Incorporated by reference to Exhibit 10.4 to WESCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009

10.23	Term Sheet, dated May 21, 2009, memorializing terms of employment of Richard P. Heyse by WESCO International, Inc.	Filed herewith

10.24	Amended and Restated Employment Agreement, dated as of September 1, 2009, between WESCO International Inc. and Roy W. Haley.	Incorporated by reference to Exhibit 10.1 to WESCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009

10.25	Amended and Restated Employment Agreement, dated as of September 1, 2009, between WESCO International Inc. and John J. Engel.	Incorporated by reference to Exhibit 10.2 to WESCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009

10.26	Amended and Restated Employment Agreement, dated as of September 1, 2009, between WESCO International Inc. and Stephen A. Van Oss.	Incorporated by reference to Exhibit 10.3 to WESCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009

10.27	Limited Consent and Amendment No. 4 to the Third Amended and Restated Credit Agreement, dated February 19, 2010.	Incorporated by reference to Exhibit 10.1 to WESCO’s Current Report on Form 8-K, dated February 22, 2010

10.28	Term Sheet, dated January 15, 2009, memorializing terms of employment of Diane Lazzaris by WESCO International, Inc.	Filed herewith

21.1	Significant Subsidiaries of WESCO.	Filed herewith

23.1	Consent of PricewaterhouseCoopers LLP.	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act.	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act.	Filed herewith

Exhibit No.	Description of Exhibit	Prior Filing or Sequential Page Number
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith
The registrant hereby agrees to furnish supplementally to the Commission, upon request, a copy of any omitted schedule to any of the agreements contained herein.
Copies of exhibits may be retrieved electronically at the Securities and Exchange Commission’s home page at www.sec.gov. Exhibits will also be furnished without charge by writing to Richard P. Heyse, Vice President and Chief Financial Officer, 225 West Station Square Drive, Suite 700, Pittsburgh, Pennsylvania 15219. Requests may also be directed to (412) 454-2200.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESCO INTERNATIONAL, INC.
By:	/s/ JOHN J. ENGEL
	Name:	John J. Engel
	Title:	President and Chief Executive Officer
	Date:	February 26, 2010

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ ROY W. HALEY Roy W. Haley	Executive Chairman	February 26, 2010

/s/ JOHN J. ENGEL John J. Engel	Director and President and Chief Executive Officer (Principal Executive Officer)	February 26, 2010

/s/ RICHARD P. HEYSE Richard P. Heyse	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2010

/s/ SANDRA BEACH LIN Sandra Beach Lin	Director	February 26, 2010

/s/ GEORGE L. MILES, JR. George L. Miles, Jr.	Director	February 26, 2010

/s/ JOHN K. MORGAN John K. Morgan	Director	February 26, 2010

/s/ STEVEN A. RAYMUND Steven A. Raymund	Director	February 26, 2010

/s/ JAMES L. SINGLETON James L. Singleton	Director	February 26, 2010

/s/ ROBERT J. TARR, JR. Robert J. Tarr, Jr.	Director	February 26, 2010

/s/ LYNN M. UTTER Lynn M. Utter	Director	February 26, 2010

/s/ STEPHEN A. VAN OSS Stephen A. Van Oss	Director	February 26, 2010

/s/ WILLIAM J. VARESCHI William J. Vareschi	Director	February 26, 2010

/s/ KENNETH L. WAY Kenneth L. Way	Director	February 26, 2010

Schedule II—Valuation and Qualifying Accounts

	Col. A	Col. B	Col. C	Col. D	Col. E
			(In thousands)
	Balance at		Charged to
	Beginning	Charged to	Other		Balance at
(in thousands)	of Period	Expense	Accounts(1)	Deductions(2)	End of Period
Allowance for doubtful accounts:
Year ended December 31, 2009	$19,665	$6,072	$2,059	$(7,736)	$20,060
Year ended December 31, 2008	17,418	10,103	(10)	(7,846)	19,665
Year ended December 31, 2007	12,641	2,182	5,526	(2,931)	17,418

(1)	In 2007, represents allowance for doubtful accounts in connection with certain acquisitions and divestitures.

(2)	Includes a reduction in the allowance for doubtful accounts due to write-off of accounts receivable.

	Col. A	Col. B	Col. C	Col. D	Col. E
			(In thousands)
	Balance at		Charged to		Balance at
	Beginning	Charged to	Other		End of
(in thousands)	of Period	Expense	Accounts(1)	Deductions(2)	Period
Inventory reserve:
Year ended December 31, 2009	$17,336	$7,789	$—	$(5,353)	$19,772
Year ended December 31, 2008	20,279	9,162	(272)	(11,833)	17,336
Year ended December 31, 2007	22,978	8,023	7	(10,729)	20,279

(1)	Represents inventory reserves in connection with certain acquisitions and divestitures.

(2)	Includes a reduction in the inventory reserve due to disposal of inventory.

	Col. A	Col. B	Col. C	Col. D	Col. E
(In thousands)
	Balance at	Charged	Charged to		Balance at
	Beginning	(benefit) to	Other		End of
(in thousands)	of Period	Expense	Accounts	Deductions	Period
Income tax valuation allowance:
Year ended December 31, 2009	$—	$—	$—	$—	$—
Year ended December 31, 2008	—	—	—	—	—
Year ended December 31, 2007	13,055	(13,055)	—	—	—