Form 10-Q
period 2010-03-31
WESCO INTERNATIONAL INC
filed 2010-05-06
CIK 929008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of May 3, 2010, WESCO International, Inc. had 42,441,684 shares of common stock outstanding.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
Amounts in thousands, except share data	2010	2009

Assets
Current Assets:
Cash and cash equivalents	$121,074	$112,329
Trade accounts receivable, net of allowance for doubtful accounts of $21,530 and $20,060 in 2010 and 2009, respectively	689,119	635,754
Other accounts receivable	37,940	31,808
Inventories, net	507,057	507,215
Current deferred income taxes	1,670	1,686
Income taxes receivable	21,645	29,135
Prepaid expenses and other current assets	12,977	13,077

Total current assets	1,391,482	1,331,004

Property, buildings and equipment, net	114,615	116,309
Intangible assets, net	79,467	81,308
Goodwill	866,002	863,410
Investment in subsidiary	40,046	43,957
Deferred income taxes	34,867	33,518
Other assets	12,674	24,687

Total assets	$2,539,153	$2,494,193

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$534,515	$453,154
Accrued payroll and benefit costs	26,579	30,949
Current portion of long-term debt	94,749	93,977
Bank overdrafts	26,796	32,191
Current deferred income taxes	7,512	7,301
Other current liabilities	59,697	63,262

Total current liabilities	749,848	680,834

Long-term debt, net of discount of $181,410 and $182,689 in 2010 and 2009, respectively	540,952	597,869
Deferred income taxes	192,970	191,068
Other noncurrent liabilities	28,138	28,133

Total liabilities	$1,511,908	$1,497,904

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $.01 par value; 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 210,000,000 shares authorized, 56,016,246 and 55,967,824 shares issued and 42,464,130 and 42,416,796 shares outstanding in 2010 and 2009, respectively	560	560
Class B nonvoting convertible common stock, $.01 par value; 20,000,000 shares authorized, 4,339,431 issued and no shares outstanding in 2010 and 2009, respectively	43	43
Additional capital	997,237	992,855
Retained earnings	601,399	582,199
Treasury stock, at cost; 17,891,547 and 17,890,459 shares in 2010 and 2009, respectively	(590,383)	(590,353)
Accumulated other comprehensive income	18,389	10,985

Total stockholders’ equity	1,027,245	996,289

Total liabilities and stockholders’ equity	$2,539,153	$2,494,193

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended
	March 31,
Amounts in thousands, except per share data	2010	2009

Net sales	$1,148,599	$1,179,590
Cost of goods sold (excluding depreciation and amortization below)	921,183	941,413
Selling, general and administrative expenses	183,039	187,489
Depreciation and amortization	6,101	7,157

Income from operations	38,276	43,531

Interest expense, net	13,530	12,518
Other income	(2,506)	(1,626)

Income before income taxes	27,252	32,639

Provision for income taxes	8,052	9,377

Net income	$19,200	$23,262

Earnings per share :
Basic	$0.45	$0.55

Diluted	$0.44	$0.55

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31,
Amounts in thousands	2010	2009

Operating Activities:
Net income	$19,200	$23,262
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,101	7,157
Amortization of debt issuance costs	635	858
Amortization of debt discount	1,279	3,846
Deferred income taxes	292	2,537
Stock-based compensation expense	3,517	3,161
Loss on sale of property, buildings and equipment	104	201
Asset impairment charge	3,400	—
Equity income, net of distributions in 2010 and 2009 of $86 and $2,237, respectively	(2,420)	611
Excess tax benefit from stock-based compensation	(408)	(62)
Interest related to uncertain tax positions	(37)	222
Changes in assets and liabilities
Trade and other receivables, net	(41,223)	113,854
Inventories, net	2,065	42,880
Prepaid expenses and other current assets	6,951	(1,466)
Accounts payable	78,924	(45,395)
Accrued payroll and benefit costs	(4,451)	(16,062)
Other current and noncurrent liabilities	(5,255)	(1,010)

Net cash provided by operating activities	68,674	134,594

Investing Activities:
Capital expenditures	(2,246)	(2,856)
Acquisition payments	(48)	(74)
Equity distribution	1,365	—
Proceeds from sale of assets	15	82

Net cash used by investing activities	(914)	(2,848)

Financing Activities:
Short-term borrowings, net	—	(50,000)
Proceeds from issuance of long-term debt	205,500	71,000
Repayments of long-term debt	(262,401)	(118,871)
Debt issuance costs	(409)	—
Proceeds from the exercise of stock options	427	112
Excess tax benefit from stock-based compensation	408	62
Repurchase of common stock	(30)	—
Decrease in bank overdrafts	(5,395)	(11,948)
Payments on capital lease obligations	(538)	(683)

Net cash used by financing activities	(62,438)	(110,328)

Effect of exchange rate changes on cash and cash equivalents	3,423	(2,621)

Net change in cash and cash equivalents	8,745	18,797
Cash and cash equivalents at the beginning of period	112,329	86,338

Cash and cash equivalents at the end of period	$121,074	$105,135

Supplemental disclosures:
Non-cash investing and financing activities:
Property, buildings and equipment acquired through capital leases	14	507
The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. ORGANIZATION
     WESCO International, Inc. and its subsidiaries (collectively, “WESCO”), headquartered in Pittsburgh, Pennsylvania, is a full-line distributor of electrical supplies and equipment and is a provider of integrated supply procurement services with operations in the United States, Canada, Mexico, the United Kingdom, Singapore, China, Australia, Africa and the United Arab Emirates. WESCO currently operates approximately 380 branch locations and seven distribution centers (four in the United States and three in Canada).
2. ACCOUNTING POLICIES
     Basis of Presentation
     The unaudited condensed consolidated financial statements of WESCO have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in WESCO’s 2009 Annual Report on Form 10-K filed with the SEC. The December 31, 2009 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States.
     The unaudited condensed consolidated balance sheet as of March 31, 2010, the unaudited condensed consolidated statements of income for the three months ended March 31, 2010 and 2009, respectively, and the unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2010 and 2009, respectively, in the opinion of management, have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair statement of the results of the interim periods. All adjustments reflected in the unaudited condensed consolidated financial statements are of a normal recurring nature unless indicated. Results for the interim periods presented are not necessarily indicative of the results to be expected for the full year.
     Recent Accounting Pronouncements
     Pronouncements issued by the Financial Accounting Standards Board (the “FASB”) or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to WESCO’s financial position, results of operations or cash flows.

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
     There were no stock-settled stock appreciation rights granted during the three months ended March 31, 2009. During the three months ended March 31, 2010, WESCO granted the following stock-settled stock appreciation rights at the following weighted average assumptions:

Three Months Ended
March 31,
2010
Stock-settled appreciation rights granted	10,750
Risk free interest rate	2.2%
Expected life	4.5 years
Expected volatility	50%
     For the three months ended March 31, 2010, the weighted average fair value per stock-settled appreciation right granted was $12.63.
     WESCO recognized $3.5 million and $3.2 million of non-cash stock-based compensation expense, which is included in selling, general and administrative expenses, for the three months ended March 31, 2010 and 2009, respectively. As of March 31, 2010, there was $16.6 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements for all awards previously made, of which approximately $8.4 million is expected to be recognized over the remainder of 2010, $6.3 million in 2011, $1.8 million in 2012 and approximately $0.1 million in 2013.
     During the three months ended March 31, 2010 and 2009, the total intrinsic value of stock options and stock-settled stock appreciation rights exercised was $0.9 million and $0.2 million, respectively, and the total amount of cash received from the exercise of options was $0.4 million and $0.1 million, respectively. The tax benefit associated with the exercise of stock options and stock-settled stock appreciation rights for the three months ended March 31, 2010 and 2009 totaled $0.4 million and $0.1 million, respectively, and was recorded as a credit to additional capital.
     The following table sets forth a summary of stock options and stock-settled stock appreciation rights and related information for the three months ended March 31, 2010:

		Weighted	Weighted Average
		Average	Remaining	Aggregate Intrinsic
		Exercise	Contractual Term	Value
	Awards	Price	(In Years)	(In Thousands)
Outstanding at December 31, 2009	4,226,153	$35.30
Granted	10,750	29.07
Exercised	(42,919)	9.80
Forfeited	(14,508)	34.23

Outstanding at March 31, 2010	4,179,476	35.55	6.7	$27,800

Exercisable at March 31, 2010	2,612,743	$36.04	5.5	$20,286

     The following table sets forth a summary of restricted stock units and related information for the three months ended March 31, 2010:

		Weighted
		Average
		Fair
	Awards	Value
Unvested at December 31, 2009	243,942	$25.37
Granted	—	—
Vested	—	—
Forfeited	(395)	25.37

Unvested at March 31, 2010	243,547	$25.37

4. EARNINGS PER SHARE
     Basic earnings per share are computed by dividing net income by the weighted average common shares outstanding during the periods. Diluted earnings per share are computed by dividing net income by the weighted average common shares and common share equivalents outstanding during the periods. The dilutive effect of common share equivalents is considered in the diluted earnings per share computation using the treasury stock method, which includes consideration of stock-based compensation and convertible debt.
     The following table sets forth the details of basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2010	2009
Amounts in thousands, except share and per share data
Net income reported	$19,200	$23,262

Weighted average common shares outstanding used in computing basic earnings per share	42,443,117	42,246,795
Common shares issuable upon exercise of dilutive stock options	522,876	317,395
Common shares issuable from contingently convertible debentures (see note below for basis of calculation)	687,990	—

Weighted average common shares outstanding and common share equivalents used in computing diluted earnings per share	43,653,983	42,564,190

Earnings per share:
Basic	$0.45	$0.55
Diluted	$0.44	$0.55
     For the three months ended March 31, 2010 and 2009, the computation of diluted earnings per share excluded approximately 3.2 million and 3.1 million, respectively, of stock-settled stock appreciation rights at weighted average exercise prices of $42 per share and $43 per share, respectively. These amounts were excluded because their effect would have been antidilutive.
     Because of WESCO’s obligation to settle the par value of the 2.625% Convertible Senior Debentures due 2025 (the “2025 Debentures”), the 1.75% Convertible Senior Debentures due 2026 (the “2026 Debentures”) and the 6.0% Convertible Senior Debentures due 2029 (the “2029 Debentures” and together with the 2025 Debentures and 2026 Debentures, the “Debentures”) in cash, WESCO is not required to include any shares underlying the Debentures in its diluted weighted average shares outstanding until the average stock price per share for the period exceeds the conversion price of the respective Debentures. At such time, only the number of shares that would be issuable (under the treasury stock method of accounting for share dilution) would be included, which is based upon the amount by which the average stock price exceeds the conversion price. The conversion prices of the 2029 Debentures, 2026 Debentures and 2025 Debentures are $28.87, $88.15 and $41.86, respectively. Share dilution is limited to a maximum of 11,951,939 shares for the 2029 Debentures, 2,598 shares for the 2026 Debentures and 2,205,434 shares for the 2025 Debentures. Since the average stock price for the three month period ended March 31, 2010 was $30.63 per share, 687,990 shares underlying the 2029 Debentures were included in the diluted share count, and the effect on diluted earnings per share was a decrease of less than $0.01. There was no impact of the Debentures on diluted earnings per share for the three month period ended March 31, 2009.

5. REVOLVING CREDIT FACILTY
     At March 31, 2010, the aggregate borrowing capacity under the revolving credit facility was $375 million. The revolving credit facility consists of two separate sub-facilities: (i) a U.S. sub-facility and (ii) a Canadian sub-facility and includes a letter of credit sub-limit of up to $55 million. The facility matures on November 1, 2013 and is collateralized by the inventory of WESCO Distribution, Inc. (“WESCO Distribution”) and the inventory and accounts receivable of WESCO Distribution Canada, L.P. WESCO Distribution’s obligations under the revolving credit facility have been guaranteed by WESCO International, Inc. (“WESCO International”) and by certain of WESCO Distribution’s subsidiaries.
     On February 19, 2010, WESCO Distribution, along with certain of its subsidiaries, entered into a Limited Consent and Amendment No. 4 (the “Amendment”) to its Third Amended and Restated Revolving Credit Agreement, dated November 1, 2006 (the “Agreement”). The Amendment permits WESCO to complete certain legal entity restructuring actions, issue additional surety bonds and invest additional resources in foreign subsidiaries. In addition, the amendment enhances WESCO’s hedging capacities.
     Pursuant to the terms of the Amendment, WESCO agreed to modify the Applicable Margins (as defined in the Agreement) paid to the lenders on borrowings and letters of credit. Availability under the facility is limited to the amount of eligible U.S. and Canadian inventory and Canadian receivables applied against certain advance rates. Depending upon the amount of excess availability under the facility, interest will be calculated at LIBOR plus a margin that ranges between 2.25% and 2.875% or at the Index Rate (prime rate published by the Wall Street Journal) plus a margin that ranges between 1.00% and 1.625%. This change represented a 1.125% to 1.25% adjustment in borrowing margin over the previous rates. The fee for unused capacity associated with the facility was not changed and will range between 0.25% and 0.375%.
     As long as the average daily excess availability for both the preceding and projected succeeding 90-day period is greater than $50 million, WESCO would be permitted to make acquisitions and repurchase outstanding public stock and bonds. The above permitted transactions would also be allowed if such excess availability is between $25 million and $50 million and WESCO’s fixed charge coverage ratio, as defined by Agreement, is at least 1.25 to 1.0 after taking into consideration the permitted transaction. Additionally, if excess availability under the revolving credit facility is less than $60 million, then WESCO must maintain a fixed charge coverage ratio of 1.1 to 1.0. At March 31, 2010, there was no balance outstanding under the facility.
6. EQUITY INVESTMENT
     During the first quarter of 2008, WESCO and Deutsch Engineered Connecting Devices, Inc. (“Deutsch”) completed a transaction with respect to WESCO’s LADD operations, which resulted in a joint venture in which Deutsch owns a 60% interest and WESCO owns a 40% interest. WESCO accounts for its investment in the joint venture using the equity method of accounting. Accordingly, earnings from the joint venture are recorded as other income in the consolidated statement of income. Deutsch is entitled, but not obliged, to acquire the remaining 40% after January 1, 2010. Deutsch paid to WESCO aggregate consideration of approximately $75 million, consisting of $60 million in cash plus a $15 million promissory note for its 60% interest in the joint venture.
     On January 15, 2010, WESCO received $1.8 million in accrued interest related to the promissory note for the period from January 2, 2008 to January 2, 2010. In addition, Deutsch and WESCO entered into an amended promissory note agreement. The amendment extended the maturity date for the payment of principal and interest to the earlier of (a) the closing date of Deutsch’s option to acquire the remaining 40% joint venture interest or (b) the maturity date of Deutsch’s credit facility or mezzanine financing facility. Interest accrues at a rate of 8.5% compounded annually. Management believes this rate is commensurate with a market rate of interest; therefore, no reserve or allowance has been recorded against the promissory note.
     On April 30, 2010, Deutsch notified WESCO of its exercise of its option to purchase the remaining 40% of the LADD joint venture. The option price for Deutsch to acquire the remaining 40% of the joint venture is determined based upon a multiple of trailing earnings, with a minimum purchase price of $40.0 million and maximum purchase price of $50.0 million. The investment in the LADD joint venture at March 31, 2010 was $43.4 million, and the estimated option exercise price is $40.0 million. As a result, WESCO recorded a pre-tax impairment loss of $3.4 million to selling, general and administrative expenses. WESCO is entitled to receive equity income and distributions through the settlement date, which is expected to occur in the second quarter of 2010. WESCO also expects to receive $15.0 million from Deutsch for the outstanding promissory note plus accrued interest from January 3, 2010. Upon notification from Deutsch, the promissory note was reclassified in the balance sheet from other assets to other accounts receivable.

7. EMPLOYEE BENEFIT PLANS
     A majority of WESCO’s employees are covered by defined contribution retirement savings plans for their services rendered subsequent to WESCO’s formation. WESCO also offers a deferred compensation plan for select individuals. For U.S. participants, WESCO will make contributions in an amount equal to 50% of the participant’s total monthly contributions up to a maximum of 6% of eligible compensation. For Canadian participants, WESCO will make contributions in an amount ranging from 1% to 7% of the participant’s eligible compensation based on years of continuous service. In addition, employer contributions may be made at the discretion of the Board of Directors. For the three months ended March 31, 2010 and 2009, WESCO incurred charges of $6.3 million and $5.4 million, respectively, for all such plans. Effective January 1, 2010, WESCO reinstated all discretionary contributions that had been suspended since August 1, 2009 with the exception of a certain group of employees comprised of corporate officers and others. Reinstatement for these employees will be contingent upon WESCO reaching certain financial objectives. Contributions are made in cash to employee retirement savings plan accounts. Employees then have the option to transfer balances allocated to their accounts into any of the available investment options, including WESCO common stock.
8. COMMITMENTS AND CONTINGENCIES
     WESCO is a co-defendant in a lawsuit filed in a state court in Indiana in which a customer alleges that WESCO sold defective products manufactured or remanufactured by others and is seeking monetary damages in the amount of $52 million. WESCO has denied any liability, believes that it has meritorious defenses and intends to vigorously defend itself against these allegations. Accordingly, no liability is recorded for this matter as of March 31, 2010.
9. COMPREHENSIVE INCOME
     The following tables set forth comprehensive income and its components:

	Three Months Ended
	March 31,
Amounts in thousands	2010	2009

Net income	$19,200	$23,262
Foreign currency translation adjustment	7,404	(6,006)

Comprehensive income	$26,604	$17,256

10. INCOME TAXES
     The effective income tax rate for the three months ended March 31, 2010 and 2009 was 29.5% and 28.7%, respectively. WESCO’s effective tax rate is lower than the federal statutory rate of 35% due to benefits resulting from the 2004 recapitalization of Canadian operations, which are partially offset by nondeductible expenses, state taxes and the revaluation of deferred tax items. The 2010 first quarter rate reflects discrete adjustments of $0.5 million associated with prior years’ foreign taxes partially offset by favorable tax positions. The 2009 first quarter rate included a discrete benefit of $0.3 million related to prior years’ taxes.
     The total amount of unrecognized tax benefits were $7.2 million and $8.1 million as of March 31, 2010 and December 31, 2009, respectively. If these tax benefits were recognized in the consolidated financial statements, the portion of these amounts that would reduce WESCO’s effective tax rate would be $6.2 million and $7.1 million, respectively. During the next twelve months, it is reasonably possible that the amount of unrecognized tax benefits will decrease by $1.7 million due to the resolution of federal, state and foreign tax examinations.
     WESCO records interest related to uncertain tax positions as a part of interest expense in the consolidated statement of income. Any penalties are recognized as part of income tax expense. As of March 31, 2010 and December 31, 2009, WESCO had an accrued liability for interest related to uncertain tax positions of $4.5 million. There were no penalties recorded during the three months ended March 31, 2010.

11. OTHER FINANCIAL INFORMATION
     WESCO Distribution, a wholly owned subsidiary of WESCO International, has outstanding $150.0 million in aggregate principal amount of 7.50% Senior Subordinated Notes due 2017 (the “2017 Notes”), and WESCO International has outstanding $92.3 million in aggregate principal amount of 2025 Debentures, $0.2 million in aggregate principal amount of 2026 Debentures and $345.0 million in aggregate principal amount of 2029 Debentures. The 2017 Notes are fully and unconditionally guaranteed by WESCO International on a subordinated basis to all existing and future senior indebtedness of WESCO International. The 2025 Debentures, 2026 Debentures and 2029 Debentures are fully and unconditionally guaranteed by WESCO Distribution on a senior subordinated basis to all existing and future senior indebtedness of WESCO Distribution.
     Condensed consolidating financial information for WESCO International, WESCO Distribution and the non-guarantor subsidiaries is as follows:

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS

	March 31, 2010
	(In thousands)
				Consolidating
	WESCO	WESCO	Non-Guarantor	and Eliminating
	International, Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Cash and cash equivalents	$6	$16,200	$104,868	$—	$121,074
Trade accounts receivable, net	—	—	689,119	—	689,119
Inventories, net	—	301,212	205,845	—	507,057
Other current assets	268	20,322	53,642	—	74,232

Total current assets	274	337,734	1,053,474	—	1,391,482
Intercompany receivables, net	—	—	1,671,207	(1,671,207)	—
Property, buildings and equipment, net	—	37,996	76,619	—	114,615
Intangible assets, net	—	8,478	70,989	—	79,467
Goodwill and other intangibles, net	—	229,659	636,343	—	866,002
Investments in affiliates and other noncurrent assets	1,871,768	3,185,983	37,828	(5,007,992)	87,587

Total assets	$1,872,042	$3,799,850	$3,546,460	$(6,679,199)	$2,539,153

Accounts payable	$—	$382,176	$152,339	$—	$534,515
Other current liabilities	94,670	93,374	27,289	—	215,333

Total current liabilities	94,670	475,550	179,628	—	749,848
Intercompany payables, net	561,395	1,109,812	—	(1,671,207)	—
Long-term debt	165,206	151,924	223,822	—	540,952
Other noncurrent liabilities	23,526	196,185	1,397	—	221,108
Stockholders’ equity	1,027,245	1,866,379	3,141,613	(5,007,992)	1,027,245

Total liabilities and stockholders’ equity	$1,872,042	$3,799,850	$3,546,460	$(6,679,199)	$2,539,153

	December 31, 2009
	(In thousands)
				Consolidating
	WESCO	WESCO	Non-Guarantor	and Eliminating
	International, Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Cash and cash equivalents	$3	$16,924	$95,402	$—	$112,329
Trade accounts receivable, net	—	—	635,754	—	635,754
Inventories, net	—	303,747	203,468	—	507,215
Other current assets	394	18,353	56,959	—	75,706

Total current assets	397	339,024	991,583	—	1,331,004
Intercompany receivables, net	—	—	1,560,850	(1,560,850)	—
Property, buildings and equipment, net	—	38,819	77,490	—	116,309
Intangible assets, net	—	8,704	72,604	—	81,308
Goodwill and other intangibles, net	—	188,329	675,081	—	863,410
Investments in affiliates and other noncurrent assets	1,837,883	3,169,830	33,656	(4,939,207)	102,162

Total assets	$1,838,280	$3,744,706	$3,411,264	$(6,500,057)	$2,494,193

Accounts payable	$—	$326,996	$126,158	$—	$453,154
Short-term debt	—	—	—	—	—
Other current liabilities	99,528	37,080	91,072	—	227,680

Total current liabilities	99,528	364,076	217,230	—	680,834
Intercompany payables, net	554,257	1,006,593	—	(1,560,850)	—
Long-term debt	164,679	348,952	84,238	—	597,869
Other noncurrent liabilities	23,527	192,661	3,013	—	219,201
Stockholders’ equity	996,289	1,832,424	3,106,783	(4,939,207)	996,289

Total liabilities and stockholders’ equity	$1,838,280	$3,744,706	$3,411,264	$(6,500,057)	$2,494,193

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Three Months Ended March 31, 2010
	(In thousands)
				Consolidating
	WESCO	WESCO	Non-Guarantor	and Eliminating
	International, Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Net sales	$—	$658,946	$503,370	$(13,717)	$1,148,599
Cost of goods sold	—	527,693	407,207	(13,717)	921,183
Selling, general and administrative expenses	88	129,258	53,693	—	183,039
Depreciation and amortization	—	3,496	2,605	—	6,101
Results of affiliates’ operations	26,556	34,828	—	(61,384)	—
Interest expense, net	7,268	3,745	2,517	—	13,530
Other income	—	(2,506)	—	—	(2,506)
Provision for income taxes	—	5,532	2,520	—	8,052

Net income	$19,200	$26,556	$34,828	$(61,384)	$19,200

	Three Months Ended March 31, 2009
	(In thousands)
				Consolidating
	WESCO	WESCO	Non-Guarantor	and Eliminating
	International, Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Net sales	$—	$834,870	$344,720	$—	$1,179,590
Cost of goods sold	—	672,681	268,732	—	941,413
Selling, general and administrative expenses	2	145,689	41,798	—	187,489
Depreciation and amortization	—	3,595	3,562	—	7,157
Results of affiliates’ operations	23,629	17,300	—	(40,929)	—
Interest expense, net	365	3,522	8,631	—	12,518
Other income	—	(1,626)	—	—	(1,626)
Provision for income taxes	—	4,680	4,697	—	9,377

Net income	$23,262	$23,629	$17,300	$(40,929)	$23,262

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2010
	(In thousands)
				Consolidating
	WESCO	WESCO	Non-Guarantor	and Eliminating
	International, Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Net cash (used) provided by operating activities	$(7,940)	$70,421	$6,193	$—	$68,674
Investing activities:
Capital expenditures	—	(2,096)	(150)	—	(2,246)
Acquisition payments	—	(48)	—	—	(48)
Equity income, net of distributions	—	1,365	—	—	1,365
Other	—	15	—	—	15

Net cash used by investing activities	—	(764)	(150)	—	(914)
Financing activities:
Net borrowings (repayments)	7,138	(64,577)	—	—	(57,439)
Equity transactions	805	—	—	—	805
Other	—	(5,804)	—	—	(5,804)

Net cash provided (used) by financing activities	7,943	(70,381)	—	—	(62,438)

Effect of exchange rate changes on cash and cash equivalents	—	—	3,423	—	3,423

Net change in cash and cash equivalents	3	(724)	9,466	—	8,745
Cash and cash equivalents at the beginning of year	3	16,924	95,402	—	112,329

Cash and cash equivalents at the end of period	$6	$16,200	$104,868	$—	$121,074

	Three Months Ended March 31, 2009
	(In thousands)
				Consolidating
	WESCO	WESCO	Non-Guarantor	and Eliminating
	International, Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Net cash provided by operating activities	$7,369	$112,978	$14,247	$—	$134,594
Investing activities:
Capital expenditures	—	(2,663)	(193)	—	(2,856)
Acquisition payments	—	(74)	—	—	(74)
Other	—	82	—	—	82

Net cash used by investing activities	—	(2,655)	(193)	—	(2,848)
Financing activities:
Net repayments	(7,545)	(89,955)	(371)	—	(97,871)
Equity transactions s	174	—	—	—	174
Other	—	(12,631)	—	—	(12,631)

Net cash used by financing activities	(7,371)	(102,586)	(371)	—	(110,328)

Effect of exchange rate changes on cash and cash equivalents	—	—	(2,621)	—	(2,621)

Net change in cash and cash equivalents	(2)	7,737	11,062	—	18,797
Cash and cash equivalents at the beginning of year	—	18,453	67,885	—	86,338

Cash and cash equivalents at the end of period	$(2)	$26,190	$78,947	$—	$105,135

12. SUBSEQUENT EVENT
     On April 30, 2010, Deutsch notified WESCO of its exercise of its option to purchase the remaining 40% of the LADD joint venture. As a result, WESCO recorded a pre-tax impairment loss of $3.4 million to selling, general and administrative expenses. WESCO expects to receive from Deutsch $40.0 million for its 40% investment in the joint venture and $15.0 million for the outstanding promissory note plus accrued interest. For further discussions refer to Note 6.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with the information in the unaudited condensed consolidated financial statements and notes thereto included herein and WESCO International Inc.’s Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in its 2009 Annual Report on Form 10-K. The matters discussed herein may contain forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from expectations. Certain of these risks are set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as well as the Company’s other reports filed with the Securities and Exchange Commission.
Company Overview
     WESCO International, Inc., incorporated in 1993 and formed in February 1994 upon acquiring a distribution business from Westinghouse Electric Corporation, is a leading North American distributor of products and provider of supply chain services used primarily in the industrial, construction, utility and commercial, institutional and government markets. We serve over 100,000 customers globally, including a majority of the Fortune 1000, through approximately 380 full service branches and seven distribution centers located primarily in the United States, Canada and Mexico, with additional locations in the United Kingdom, Singapore, China, Australia, Africa and the United Arab Emirates. Approximately 84% of our net sales are generated from operations in the United States, 13% from Canada and the remainder from other countries.
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
Our financial results for the first three months of 2010 reflect improved conditions in our markets served, higher product prices and favorable foreign currency exchange rates. Sales decreased $31.0 million, or 2.6%, over the same period last year. Cost of goods sold as a percentage of net sales was 80.2% and 79.8% for the first three months of 2010 and 2009, respectively. Operating income decreased by $5.3 million, or 12.1%, primarily from the decrease in sales and the impairment charge recorded in connection with our 40% investment in the LADD joint venture. Refer to Note 6 of our notes to the condensed consolidated financial statements for additional information regarding the LADD joint venture. Net income for the three months ended March 31, 2010 and 2009 was $19.2 million and $23.3 million, respectively.
Cash Flow
     We generated $68.7 million in operating cash flow for the first three months of 2010. Included in this amount was net income of $19.2 million, an increase in accounts payable of $78.9 million and an increase in trade and other receivables of $41.2 million. Investing activities were primarily comprised of capital expenditures, which totaled $2.2 million for the first three months of 2010. Financing activities consisted of borrowings and repayments of $65.5 million and $262.0 million, respectively, related to our revolving credit facility, and borrowings of $140.0 million related to our accounts receivable securitization facility (the “Receivables Facility”).
Financing Availability
     As of March 31, 2010, we had $414.9 million in total available borrowing capacity. The available borrowing capacity under our revolving credit facility, which has a maturity date of November 1, 2013, was $277.3 million, of which $214.9 million is the U.S. sub-facility borrowing limit and $62.4 million is the Canadian sub-facility borrowing limit. The available borrowing capacity under the Receivables Facility, which was amended and restated in April 2009 to, among other things, extend the maturity date to April 13, 2012, was $137.6 million at March 31, 2010. In addition, in August 2009, we completed an exchange offer pursuant to which we issued $345.0 million aggregate principal amount of the 2029 Debentures in exchange for approximately $299.7 million and $57.7 million aggregate principal amounts of our outstanding 2026 Debentures and 2025 Debentures, respectively. Our 2025 Debentures and 2029 Debentures cannot be redeemed or repurchased until October 2010 and September 2016, respectively. In the event that our 2025 Debentures are redeemed or repurchased in October 2010, we believe that we will have ample financial capacity to handle such funding requirement. We increased our cash by $8.7 million to $121.1 million at March 31, 2010, after taking into account $57.4 million of net debt repayments and $2.2 million of capital expenditures. We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions. For further discussion refer to “Liquidity and Capital Resources.”

Outlook
     We believe that improvements made to our operations and capital structure and decisive actions taken over the past two years have positioned us to operate effectively as we move into the recovery phase of this economic cycle. We expect that the economic recovery will be slow and that market trends in 2010 point towards continued contraction in the non-residential construction and utility markets and gradual recovery in the industrial, international and government markets. In total, we anticipate that second quarter sales will increase 2.0% to 4.0% from first quarter levels, and gross margin rates and SG&A expenses will be similar to that experienced in the first quarter. We expect that second quarter operating margins will be approximately 4.0%. For the full year 2010, we anticipate that demand in the end markets we serve will be flat to down 2.0% compared to 2009 demand levels. We remain focused on actions to improve margins, provide superior customer service, maintain our cost leadership position, strengthen our team and produce improved shareholder returns.
Critical Accounting Policies and Estimates
     During the three month period ended March 31, 2010, there were no significant changes to our critical accounting policies and estimates referenced in the 2009 Annual Report on Form 10-K.
Results of Operations
First Quarter of 2010 versus First Quarter of 2009
     The following table sets forth the percentage relationship to net sales of certain items in our condensed consolidated statements of income for the periods presented:

	Three Months Ended
	March 31,
	2010	2009
Net sales	100%	100.0%
Cost of goods sold	80.2	79.8
Selling, general and administrative expenses	15.9	15.9
Depreciation and amortization	0.5	0.6

Income from operations	3.4	3.7
Interest expense	1.2	1.0
Other income	(0.2)	(0.1)

Income before income taxes	2.4	2.8
Provision for income taxes	0.7	0.8

Net income	1.7%	2.0%

     Net sales in the first quarter of 2010 totaled $1,148.6 million versus $1,179.6 million in the comparable period for 2009, a decrease of $31.0 million, or 2.6%, over the same period last year. Sales were positively impacted by higher product prices and favorable foreign currency exchange rates; however, these increases were offset by weak market conditions in the non-residential construction and utility end markets.
     Cost of goods sold for the first quarter of 2010 was $921.2 million versus $941.4 million for the comparable period in 2009, and cost of goods sold as a percentage of net sales was 80.2% in 2010 versus 79.8% in 2009. The increase in the cost of goods sold percentage was primarily due to higher supplier volume rebates in the first quarter of 2009 compared to the first quarter of 2010.
     Selling, general and administrative (“SG&A”) expenses in the first quarter of 2010 totaled $183.0 million versus $187.5 million in last year’s comparable quarter. The decrease in SG&A expenses is due to the decrease in sales and aggressive cost reduction actions taken in the prior year. As a percentage of net sales, SG&A expenses were 15.9% in the first quarter of 2010 and the first quarter of 2009, primarily reflecting the impact of headcount cost reduction actions taken in the prior year offset by an impairment charge related to our 40% interest in the LADD joint venture.
     SG&A payroll expenses for the first quarter of 2010 of $124.8 million decreased by $6.8 million compared to the same quarter in 2009. The decrease in payroll expenses was primarily due to a decrease in salaries and wages of $7.8 million related to the decrease in headcount. Other SG&A related payroll expenses increased $1.0 million.

     The remaining SG&A expenses for the first quarter of 2010 of $58.2 million increased by approximately $2.3 million compared to same quarter in 2009. Included in this period’s SG&A expenses was a decrease in occupancy costs of $1.3 million and a decrease in other operating expenses of $1.3 million. These decreases were offset by a charge of $3.4 million related to the impairment of our 40% interest in the LADD joint venture, an increase in professional and consulting fees of $1.9 million and an increase in property taxes of $1.3 million. Other SG&A expenses decreased $1.7 million.
     Depreciation and amortization for the first quarter of 2010 was $6.1 million versus $7.2 million in last year’s comparable quarter. The decrease is due to the reduction in capital expenditures in 2009.
     Interest expense totaled $13.5 million for the first quarter of 2010 versus $12.5 million in last year’s comparable quarter, an increase of 8.1%. Interest expense for the first quarter of 2010 was impacted by the increase in interest rates, which was a result of amending both the Receivables Facility and revolving credit facility in April 2009 and February 2010, respectively. The application of the provisions of guidance concerning convertible debt instruments as of January 1, 2009 resulted in non-cash interest expense of $1.3 million in 2010 and $3.8 million in 2009.
     Other income totaled $2.5 million for the first quarter of 2010 versus $1.6 million in the comparable period for 2009. We account for our investment in the LADD joint venture on an equity basis, and earnings are reported as other income in the consolidated statement of income. The increase in other income is due to the increase in the joint venture’s income. On April 30, 2010, we were was notified by Deutsch Engineered Connecting Devices, Inc. (“Deutsch”), the 60% owner of the LADD joint venture, of its exercise of its option to purchase the remaining 40% of the LADD joint venture. We are entitled to receive equity income and distributions through the settlement date, which is expected to occur in the second quarter of 2010.
     Income tax expense totaled $8.1 million in the first quarter of 2010, and the effective tax rate was 29.5% compared to 28.7% in the same quarter in 2009. The increase in the effective tax rate is due to the revaluation of deferred tax items and the impact from foreign jurisdictions.
     For the first quarter of 2010, net income decreased by $4.1 million to $19.2 million compared to $23.3 million in the first quarter of 2009. Diluted earnings per share was $0.44 for the first quarter of 2010 compared with $0.55 per diluted share for the first quarter of 2009. The decrease in net income was primarily due to the decline in sales attributable to the weak market conditions.
Liquidity and Capital Resources
     Total assets at March 31, 2010 and December 31, 2009 were $2.5 billion. Total liabilities at March 31, 2010 and December 31, 2009 were $1.5 billion. Total liabilities remained unchanged primarily as a result of the increase in accounts payable of $81.4 million, which was mostly offset by a decrease in long-term debt of $56.1 million. Stockholders’ equity increased 3.1% to $1,027.2 million at March 31, 2010, compared with $996.3 million at December 31, 2009, primarily as a result of net earnings of $19.2 million, foreign currency translation adjustments of $7.4 million and stock-based compensation expense of $3.5 million.
     Our liquidity needs arise from working capital requirements, capital expenditures, acquisitions and debt service obligations. As of March 31, 2010, we had $277.3 million in available borrowing capacity under our revolving credit facility, which, combined with our $137.6 million of available borrowing capacity under our Receivables Facility and our invested cash, provides us with liquidity of $511.5 million. As previously mentioned, Deutsch, the 60% owner of the LADD joint venture, has exercised its option to purchase our 40% interest in the second quarter of 2010. We expect to receive from Deutsch $40.0 million for our 40% interest and $15.0 million, plus accrued interest, for an outstanding promissory note. We intend to use this cash to pay down our variable rate debt. We believe cash provided by operations and financing activities will be adequate to cover our current operational and business needs.
     We communicate on a regular basis with our lenders regarding our financial and working capital performance and liquidity position. We were in compliance with all covenants and restrictions as of March 31, 2010. In February 2010, Moody’s Investor Services affirmed our credit rating and stable outlook.
     We did not note any conditions or events during the first quarter of 2010 requiring an interim evaluation of impairment of goodwill. We will perform our annual impairment testing of goodwill and indefinite-lived intangible assets during the fourth quarter of 2010.
     Over the next several quarters, we expect to maintain working capital productivity, and it is expected that excess cash will be directed primarily at debt reduction. Our near term focus will be managing our cost structure as we resume sales growth and maintaining ample liquidity and credit availability. We believe our balance sheet and ability to generate ample cash flow provides us with a durable business model and should allow us to fund expansion needs and growth initiatives in this time of economic recovery.

Cash Flow
     Operating Activities. Cash provided by operating activities for the first three months of 2010 totaled $68.7 million compared with $134.6 million of cash generated for the first three months of 2009. Cash provided by operating activities in the first three months of 2010 included net income of $19.2 million and adjustments to net income totaling $12.5 million. Cash flow generated from the changes in assets and liabilities was attributable to the increase in accounts payable of $78.9 million, a decrease in prepaid expenses and other current assets of $7.0 million, and a decrease in inventory and inventory reserves of $2.1 million. Cash used by operating activities in the first three months of 2010 included: $41.2 million for the increase in trade and other receivables, resulting from an increase in sales in the month of March; $5.3 million for the decrease in other current and noncurrent liabilities; and $4.5 million for the decrease in accrued payroll and benefit costs, resulting from the decrease in headcount and the payment of the 2009 management incentive compensation. During the first three months of 2009, primary sources of cash were net income of $23.3 million and adjustments to net income totaling $18.5 million; a decrease in trade and other receivables of $113.9 million, resulting from the decrease in sales; and a decrease in inventory of $42.9 million. Cash used by operating activities in the first three months of 2009 included: $45.4 million for the decrease in accounts payable, resulting from the decrease in purchasing activity; and $16.1 million for the decrease in accrued payroll and benefit costs, resulting from the payment of the 2008 management incentive compensation.
     Investing Activities. Net cash used by investing activities for the first three months of 2010 was $0.9 million, compared with $2.8 million of net cash used during the first three months of 2009. Capital expenditures were $2.2 million and $2.9 million in the first three months of 2010 and 2009, respectively.
     Financing Activities. Net cash used by financing activities for the first three months of 2010 and 2009 was $62.4 million and $110.3 million, respectively. During the first three months of 2010, borrowings and repayments of long-term debt of $65.5 million and $262.0 million, respectively, were made to our revolving credit facility. Borrowings of $140.0 million were applied to our Receivables Facility, and there were repayments of $0.4 million to our mortgage financing facility. During the first three months of 2009, borrowings and repayments of long-term debt of $71.0 million and $118.5 million, respectively, were made to our revolving credit facility. Borrowings and repayments of $55.0 million and $105.0 million, respectively, were applied to our Receivables Facility, and there were repayments of $0.4 million to our mortgage financing facility.
Contractual Cash Obligations and Other Commercial Commitments
     There were no material changes in our contractual obligations and other commercial commitments that would require an update to the disclosure provided in our 2009 Annual Report on Form 10-K, other than the revolving credit facility disclosure in Note 5 to the condensed consolidated financial statements. Management believes that cash generated from operations, together with amounts available under our revolving credit facility and the Receivables Facility, will be sufficient to meet our working capital, capital expenditures and other cash requirements for the foreseeable future. However, there can be no assurances that this will continue to be the case.
Inflation
     The rate of inflation affects different commodities, the cost of products purchased and ultimately the pricing of our different products and product classes to our customers. On an overall basis, our pricing related to inflation comprised an estimated $20.0 million of our sales revenue for the three months ended March 31, 2010.
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
Impact of Recently Issued Accounting Standards
     See Note 2 of our notes to the condensed consolidated financial statements for information regarding the effect of new accounting pronouncements.

Forward-Looking Statements
     From time to time in this report and in other written reports and oral statements, references are made to expectations regarding our future performance. When used in this context, the words “anticipates,” “plans,” “believes,” “estimates,” “intends,” “expects,” “projects,” “will” and similar expressions may identify forward-looking statements, although not all forward-looking statements contain such words. Such statements including, but not limited to, our statements regarding business strategy, growth strategy, competitive strengths, productivity and profitability enhancement, competition, new product and service introductions and liquidity and capital resources are based on management’s beliefs, as well as on assumptions made by and information currently available to, management, and involve various risks and uncertainties, some of which are beyond our control. Our actual results could differ materially from those expressed in any forward-looking statement made by us or on our behalf. In light of these risks and uncertainties, there can be no assurance that the forward-looking information will in fact prove to be accurate. Certain of these risks are set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as well as the Company’s other reports filed with the Securities and Exchange Commission. We have undertaken no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures about Market Risks
     There have not been any material changes to our exposures to market risk during the quarter ended March 31, 2010 that would require an update to the disclosures provided in our 2009 Annual Report on Form 10-K.
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
     Changes in Internal Control Over Financial Reporting
     During the first quarter of 2010, there were no changes in our internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     As initially reported in our 2008 Annual Report on Form 10-K, we are a co-defendant in a lawsuit filed in a state court in Indiana in which a customer alleges that we sold defective products manufactured or remanufactured by others and is seeking monetary damages in the amount of $52 million. We have denied any liability, continue to believe that we have meritorious defenses and intend to vigorously defend ourselves against these allegations. Accordingly, no liability is recorded for this matter as of March 31, 2010.
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

WESCO International, Inc.
Date: May 6, 2010	/s/ Richard P. Heyse
Richard P. Heyse
Vice President and Chief Financial Officer