Form 10-Q
period 2010-06-30
WESCO INTERNATIONAL INC
filed 2010-08-04
CIK 929008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of July 29, 2010, WESCO International, Inc. had 42,453,342 shares of common stock outstanding.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009 (unaudited)	2
Condensed Consolidated Statements of Income for the three months and six months ended June 30, 2010 and 2009 (unaudited)	3
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009 (unaudited)	4
Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures About Market Risk	22

Item 4. Controls and Procedures	22

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	23

Item 6. Exhibits	23

Signature and Certifications	24
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
Amounts in thousands, except share data	2010	2009

Assets
Current Assets:
Cash and cash equivalents	$95,804	$112,329
Trade accounts receivable, net of allowance for doubtful accounts of $20,241 and $20,060 in 2010 and 2009, respectively	731,320	635,754
Other accounts receivable	16,348	31,808
Inventories, net	531,486	507,215
Current deferred income taxes	1,622	1,686
Income taxes receivable	22,174	29,135
Prepaid expenses and other current assets	16,998	13,077

Total current assets	1,415,752	1,331,004

Property, buildings and equipment, net	114,355	116,309
Intangible assets, net	77,625	81,308
Goodwill	876,873	863,410
Investment in subsidiary	—	43,957
Deferred income taxes	35,707	33,518
Other assets	12,292	24,687

Total assets	$2,532,604	$2,494,193

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$540,706	$453,154
Accrued payroll and benefit costs	38,444	30,949
Current portion of long-term debt	95,975	93,977
Bank overdrafts	22,530	32,191
Current deferred income taxes	7,715	7,301
Other current liabilities	72,943	63,262

Total current liabilities	778,313	680,834

Long-term debt, net of discount of $180,131 and $182,689 in 2010 and 2009, respectively	483,812	597,869
Deferred income taxes	190,486	191,068
Other noncurrent liabilities	28,639	28,133

Total liabilities	$1,481,250	$1,497,904

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $.01 par value; 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 210,000,000 shares authorized, 56,040,538 and 55,967,824 shares issued and 42,486,443 and 42,416,796 shares outstanding in 2010 and 2009, respectively	560	560
Class B nonvoting convertible common stock, $.01 par value; 20,000,000 shares authorized, 4,339,431 issued and no shares outstanding in 2010 and 2009, respectively	43	43
Additional capital	1,001,211	992,855
Retained earnings	629,193	582,199
Treasury stock, at cost; 17,893,526 and 17,890,459 shares in 2010 and 2009, respectively	(590,464)	(590,353)
Accumulated other comprehensive income	10,811	10,985

Total stockholders’ equity	1,051,354	996,289

Total liabilities and stockholders’ equity	$2,532,604	$2,494,193

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Amounts in thousands, except per share data	2010	2009	2010	2009

Net sales	$1,259,121	$1,159,218	$2,407,720	$2,338,807
Cost of goods sold (excluding depreciation and amortization below)	1,016,169	935,306	1,937,352	1,876,763
Selling, general and administrative expenses	185,977	169,914	369,016	357,347
Depreciation and amortization	5,620	6,360	11,721	13,516

Income from operations	51,355	47,638	89,631	91,181

Interest expense, net	14,400	13,821	27,930	26,350
Other income	(1,778)	(1,101)	(4,284)	(2,727)

Income before income taxes	38,733	34,918	65,985	67,558

Provision for income taxes	10,940	8,464	18,992	17,842

Net income	$27,793	$26,454	$46,993	$49,716

Earnings per share :
Basic	$0.65	$0.63	$1.11	$1.18

Diluted	$0.60	$0.62	$1.04	$1.17

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30,
Amounts in thousands	2010	2009

Operating Activities:
Net income	$46,993	$49,716
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,721	13,516
Amortization of debt issuance costs	1,303	2,029
Amortization of debt discount	2,558	7,691
Deferred income taxes	(3,789)	5,433
Stock-based compensation expense	7,117	6,319
Loss (gain) on sale of property, buildings and equipment	62	(362)
Asset impairment charge	3,793	—
Equity income, net of distributions in 2010 and 2009 of $1,864 and $3,395, respectively	(2,421)	668
Excess tax benefit from stock-based compensation	(629)	(155)
Interest related to uncertain tax positions	(310)	597
Changes in assets and liabilities
Trade and other receivables, net	(80,204)	132,937
Inventories, net	(21,844)	92,011
Prepaid expenses and other current assets	3,217	(5,580)
Accounts payable	85,756	(72,623)
Accrued payroll and benefit costs	7,491	(23,831)
Other current and noncurrent liabilities	7,942	(3,664)

Net cash provided by operating activities	68,756	204,702

Investing Activities:
Capital expenditures	(6,022)	(6,224)
Acquisition payments	(14,296)	(122)
Proceeds from sale of subsidiary	40,000	—
Equity distribution	4,054	1,039
Collection of note receivable	15,000	—
Proceeds from sale of assets	178	98

Net cash provided (used) by investing activities	38,914	(5,209)

Financing Activities:
Proceeds from issuance of long-term debt	310,452	248,200
Repayments of long-term debt	(424,404)	(422,066)
Debt issuance costs	(596)	(1,890)
Proceeds from the exercise of stock options	613	312
Excess tax benefit from stock-based compensation	629	155
Repurchase of common stock	(111)	(18)
Decrease in bank overdrafts	(9,660)	(9,188)
Payments on capital lease obligations	(830)	(1,027)

Net cash used by financing activities	(123,907)	(185,522)

Effect of exchange rate changes on cash and cash equivalents	(288)	2,981

Net change in cash and cash equivalents	(16,525)	16,952
Cash and cash equivalents at the beginning of period	112,329	86,338

Cash and cash equivalents at the end of period	$95,804	$103,290

Supplemental disclosures:
Non-cash investing and financing activities:
Property, buildings and equipment acquired through capital leases	164	728
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
     The unaudited condensed consolidated balance sheet as of June 30, 2010, the unaudited condensed consolidated statements of income for the three and six months ended June 30, 2010 and 2009, respectively, and the unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2010 and 2009, respectively, in the opinion of management, have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair statement of the results of the interim periods. All adjustments reflected in the unaudited condensed consolidated financial statements are of a normal recurring nature unless indicated. Results for the interim periods presented are not necessarily indicative of the results to be expected for the full year.
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
     During the three and six month periods ended June 30, 2010 and 2009, WESCO granted the following stock-settled stock appreciation rights at the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Stock-settled appreciations rights granted	13,250	1,700	24,000	1,700
Risk free interest rate	2.2%	2.0%	2.2%	2.0%
Expected life	5.0 years	4.5 years	4.8 years	4.5 years
Expected volatility	49%	50%	49%	50%
     For the three and six months ended June 30, 2010, the weighted average fair value per stock-settled appreciation right granted was $17.07 and $15.08, respectively. For the three and six months ended June 30, 2009, the weighted average fair value per equity award granted was $10.86.
     WESCO recognized $3.6 million and $3.2 million of non-cash stock-based compensation expense, which is included in selling, general and administrative expenses, for the three months ended June 30, 2010 and 2009, respectively. WESCO recognized $7.1 million and $6.3 million of non-cash stock-based compensation expense, which is included in selling, general and administrative expenses, for the six months ended June 30, 2010 and 2009, respectively. As of June 30, 2010, there was $13.3 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements for all awards previously made, of which approximately $5.0 million is expected to be recognized over the remainder of 2010, $6.4 million in 2011, $1.9 million in 2012 and less than $0.1 million in 2013.
     During the six months ended June 30, 2010 and 2009, the total intrinsic value of awards exercised was $1.7 million and $0.6 million, respectively, and the total amount of cash received from the exercise of options was $0.6 million and $0.3 million, respectively. The tax benefit associated with the exercise of awards for the six months ended June 30, 2010 and 2009 totaled $0.6 million and $0.2 million, respectively, and was recorded as a credit to additional capital.
     The following table sets forth a summary of stock options and stock-settled stock appreciation rights and related information for the six months ended June 30, 2010:

		Weighted	Weighted Average
		Average	Remaining	Aggregate Intrinsic
		Exercise	Contractual Term	Value
	Awards	Price	(In Years)	(In Thousands)
Outstanding at December 31, 2009	4,226,153	$35.30
Granted	24,000	34.08
Exercised	(77,524)	13.47
Forfeited	(66,030)	34.42

Outstanding at June 30, 2010	4,106,599	35.72	6.4	$24,578

Exercisable at June 30, 2010	2,583,555	$36.23	5.3	$18,161

     The following table sets forth a summary of restricted stock units and related information for the six months ended June 30, 2010:

		Weighted
		Average
		Fair
	Awards	Value
Unvested at December 31, 2009	243,942	$25.37
Granted	—	—
Vested	(675)	25.37
Forfeited	(3,085)	25.37

Unvested at June 30, 2010	240,182	$25.37

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
     The following table sets forth the details of basic and diluted earnings per share:

	Three Months Ended
	June 30,
	2010	2009
Amounts in thousands, except share and per share data
Net income reported	$27,793	$26,454

Weighted average common shares outstanding used in computing basic earnings per share	42,477,630	42,267,444
Common shares issuable upon exercise of dilutive stock options	808,023	473,656
Common shares issuable from contingently convertible debentures (see note below for basis of calculation)	2,756,454	—

Weighted average common shares outstanding and common share equivalents used in computing diluted earnings per share	46,042,107	42,741,100

Earnings per share:
Basic	$0.65	$0.63
Diluted	$0.60	$0.62

	Six Months Ended
	June 30,
	2010	2009
Amounts in thousands, except share and per share data
Net income reported	$46,993	$49,716

Weighted average common shares outstanding used in computing basic earnings per share	42,460,469	42,257,177
Common shares issuable upon exercise of dilutive stock options	694,861	359,913
Common shares issuable from contingently convertible debentures (see note below for basis of calculation)	1,843,267	—

Weighted average common shares outstanding and common share equivalents used in computing diluted earnings per share	44,998,597	42,617,090

Earnings per share:
Basic	$1.11	$1.18
Diluted	$1.04	$1.17

     For the three months ended June 30, 2010 and 2009, the computation of diluted earnings per share excluded 1.8 million and 2.6 million, respectively, of stock-settled stock appreciation rights at weighted average exercise prices of $52 per share and $47 per share, respectively. For the six months ended June 30, 2010 and 2009, the computation of diluted earnings per share excluded stock-settled stock appreciation rights of 1.8 million and 3.0 million, respectively, at weighted average exercise prices of $52 per share and $43 per share, respectively. These amounts were excluded because their effect would have been antidilutive.
     Because of WESCO’s obligation to settle the par value of the 2.625% Convertible Senior Debentures due 2025 (the “2025 Debentures”), the 1.75% Convertible Senior Debentures due 2026 (the “2026 Debentures”) and the 6.0% Convertible Senior Debentures due 2029 (the “2029 Debentures” and together with the 2025 Debentures and 2026 Debentures, the “Debentures”) in cash, WESCO is not required to include any shares underlying the Debentures in its diluted weighted average shares outstanding until the average stock price per share for the period exceeds the conversion price of the respective Debentures. At such time, only the number of shares that would be issuable (under the treasury stock method of accounting for share dilution) would be included, which is based upon the amount by which the average stock price exceeds the conversion price. The conversion prices of the 2029 Debentures, 2026 Debentures and 2025 Debentures are $28.87, $88.15 and $41.86, respectively. Share dilution is limited to a maximum of 11,951,939 shares for the 2029 Debentures, 2,507 shares for the 2026 Debentures and 2,205,434 shares for the 2025 Debentures. Since the average stock prices for the three and six month periods ended June 30, 2010 were $37.52 per share and $34.13 per share, respectively, 2,756,454 shares and 1,843,267 shares, respectively, underlying the 2029 Debentures were included in the diluted share count, and the effect on diluted earnings per share for both periods was a decrease of approximately $0.04. There was no impact of the Debentures on diluted earnings per share for the three and six month periods ended June 30, 2009.
5. REVOLVING CREDIT FACILTY
     At June 30, 2010, the aggregate borrowing capacity under the revolving credit facility was $375 million. The revolving credit facility consists of two separate sub-facilities: (i) a U.S. sub-facility and (ii) a Canadian sub-facility and includes a letter of credit sub-limit of up to $55 million. The facility matures on November 1, 2013 and is collateralized by the inventory of WESCO Distribution, Inc. (“WESCO Distribution”) and the inventory and accounts receivable of WESCO Distribution Canada, L.P. WESCO Distribution’s obligations under the revolving credit facility have been guaranteed by WESCO International, Inc. (“WESCO International”) and by certain of WESCO Distribution’s subsidiaries.
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
     As long as the average daily excess availability for both the preceding and projected succeeding 90-day period is greater than $50 million, WESCO would be permitted to make acquisitions and repurchase outstanding public stock and bonds. The above permitted transactions would also be allowed if such excess availability is between $25 million and $50 million and WESCO’s fixed charge coverage ratio, as defined by Agreement, is at least 1.25 to 1.0 after taking into consideration the permitted transaction. Additionally, if excess availability under the revolving credit facility is less than $60 million, then WESCO must maintain a fixed charge coverage ratio of 1.1 to 1.0. At June 30, 2010, WESCO had $28.0 million outstanding under the facility.

6. EQUITY INVESTMENT
     During the first quarter of 2008, WESCO and Deutsch Engineered Connecting Devices, Inc. (“Deutsch”) completed a transaction with respect to WESCO’s LADD operations, which resulted in a joint venture in which Deutsch owned a 60% interest and WESCO owned a 40% interest. WESCO accounted for its investment in the joint venture using the equity method of accounting. Accordingly, earnings from the joint venture were recorded as other income in the consolidated statement of income. Deutsch was entitled, but not obliged, to acquire the remaining 40% after January 1, 2010. Deutsch paid to WESCO aggregate consideration of approximately $75.0 million, consisting of $60.0 million in cash plus a $15.0 million promissory note for its 60% interest in the joint venture.
     On January 15, 2010, WESCO received $1.8 million in accrued interest related to the promissory note for the period from January 2, 2008 to January 2, 2010. In addition, Deutsch and WESCO entered into an amended promissory note agreement. The amendment extended the maturity date for the payment of principal and interest to the earlier of (a) the closing date of Deutsch’s option to acquire the remaining 40% joint venture interest or (b) the maturity date of Deutsch’s credit facility or mezzanine financing facility. Interest accrued at a rate of 8.5% compounded annually. Management believed this rate was commensurate with a market rate of interest; therefore, no reserve or allowance was recorded against the promissory note.
     On April 30, 2010, Deutsch notified WESCO it would exercise its option to purchase the remaining 40% of the LADD joint venture. The option price for Deutsch to acquire the remaining 40% of the joint venture was determined based upon a multiple of trailing earnings, with a minimum purchase price of $40.0 million and maximum purchase price of $50.0 million. The investment in the LADD joint venture at March 31, 2010 was $43.4 million, and the estimated option exercise price was $40.0 million. As a result, WESCO recorded a pre-tax impairment loss of $3.4 million to selling, general and administrative expenses during the first quarter of 2010. On June 7, 2010, WESCO completed the sale of its 40% interest in the LADD joint venture and recorded an additional impairment charge of $0.4 million to selling, general and administrative expenses. WESCO received $40.0 million for its 40% interest plus $15.0 million for the outstanding promissory note and $0.5 million for accrued interest.
7. EMPLOYEE BENEFIT PLANS
     A majority of WESCO’s employees are covered by defined contribution retirement savings plans for their services rendered subsequent to WESCO’s formation. WESCO also offers a deferred compensation plan for select individuals. For U.S. participants, WESCO will make contributions in an amount equal to 50% of the participant’s total monthly contributions up to a maximum of 6% of eligible compensation. For Canadian participants, WESCO will make contributions in an amount ranging from 1% to 7% of the participant’s eligible compensation based on years of continuous service. In addition, employer contributions may be made at the discretion of the Board of Directors. For the six months ended June 30, 2010 and 2009, WESCO incurred charges of $11.0 million and $5.0 million, respectively, for all such plans. Effective January 1, 2010, WESCO reinstated all discretionary contributions that had been suspended since August 1, 2009 with the exception of a certain group of employees comprised of corporate officers and others. Reinstatement for these employees will be contingent upon WESCO reaching certain financial objectives. Contributions are made in cash to all employee retirement savings plan accounts, except for the deferred compensation plan. Employees then have the option to transfer balances allocated to their accounts into any of the available investment options, including WESCO common stock.
8. COMMITMENTS AND CONTINGENCIES
     WESCO is a co-defendant in a lawsuit filed in a state court in Indiana in which a customer alleges that WESCO sold defective products manufactured or remanufactured by others and is seeking monetary damages in the amount of $52 million. WESCO has denied any liability, believes that it has meritorious defenses and intends to vigorously defend itself against these allegations. Accordingly, no liability is recorded for this matter as of June 30, 2010.

9. COMPREHENSIVE INCOME
     The following tables set forth comprehensive income and its components:

	Three Months Ended
	June 30,
Amounts in thousands	2010	2009
Net income	$27,793	$24,454
Foreign currency translation adjustment	(7,578)	16,011

Comprehensive income	$20,215	$40,465

	Six Months Ended
	June 30,
Amounts in thousands	2010	2009
Net income	$46,993	$49,716
Foreign currency translation adjustment	(174)	10,005

Comprehensive income	$46,819	$59,721

10. INCOME TAXES
     The effective tax rate for the three months ended June 30, 2010 and 2009 was 28.2% and 24.2%, respectively, and the effective tax rate for the six months ended June 30, 2010 and 2009 was 28.8% and 26.4%, respectively. WESCO’s three and six month effective tax rates are lower than the federal statutory rate of 35% primarily due to benefits resulting from the recapitalization of Canadian operations, which are partially offset by nondeductible expenses, state taxes and foreign rate differences. The effective tax rate for the six months ended June 30, 2010 reflects discrete adjustments totaling $1.2 million related to changes in uncertain tax positions and discrete adjustments totaling $0.5 million associated with prior years’ taxes. The effective tax rate for the six months ended June 30, 2009 included a discrete benefit of $0.2 million related to prior years’ taxes.
     The total amount of unrecognized tax benefits was $8.5 million and $8.1 million as of June 30, 2010 and December 31, 2009, respectively. If these tax benefits were recognized in the consolidated financial statements, the portion of these amounts that would reduce WESCO’s effective tax rate would be $7.4 million and $7.1 million, respectively. During the next twelve months, it is reasonably possible that the amount of unrecognized tax benefits will decrease by $1.4 million due to the resolution of federal, state and foreign tax examinations.
     WESCO records interest related to uncertain tax positions as a part of interest expense in the consolidated statement of income. As of June 30, 2010 and December 31, 2009, WESCO had an accrued liability for interest related to uncertain tax positions of $4.8 million and $4.5 million, respectively. Penalties are recognized as part of income tax expense. There were no penalties recorded during the six months ended June 30, 2010.
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
     Condensed consolidating financial information for WESCO International, WESCO Distribution and the non-guarantor subsidiaries is as follows:

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS

	June 30, 2010
			(In thousands)
				Consolidating
	WESCO	WESCO	Non-Guarantor	and Eliminating
	International, Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Cash and cash equivalents	$4	$22,465	$73,335	$—	$95,804
Trade accounts receivable, net	—	—	731,320	—	731,320
Inventories, net	—	318,339	213,147	—	531,486
Other current assets	32	4,532	52,578	—	57,142

Total current assets	36	345,336	1,070,380	—	1,415,752
Intercompany receivables, net	—	—	1,730,325	(1,730,325)	—
Property, buildings and equipment, net	—	38,749	75,606	—	114,355
Intangible assets, net	—	8,252	69,373	—	77,625
Goodwill and other intangibles, net	—	240,537	636,336	—	876,873
Investments in affiliates and other noncurrent assets	1,899,211	3,180,831	38,375	(5,070,418)	47,999

Total assets	$1,899,247	$3,813,705	$3,620,395	$(6,800,743)	$2,532,604

Accounts payable	$—	$385,590	$155,116	$—	$540,706
Other current liabilities	113,059	14,219	110,329	—	237,607

Total current liabilities	113,059	399,809	265,445	—	778,313
Intercompany payables, net	545,863	1,184,462	—	(1,730,325)	—
Long-term debt	165,730	179,677	138,405	—	483,812
Other noncurrent liabilities	23,241	155,866	40,018	—	219,125
Stockholders’ equity	1,051,354	1,893,891	3,176,527	(5,070,418)	1,051,354

Total liabilities and stockholders’ equity	$1,899,247	$3,813,705	$3,620,395	$(6,800,743)	$2,532,604

	December 31, 2009
			(In thousands)
				Consolidating
	WESCO	WESCO	Non-Guarantor	and Eliminating
	International, Inc.	Distribution, Inc.	Subsidiaries	Entries	Consolidated

Cash and cash equivalents	$3	$16,924	$95,402	$—	$112,329
Trade accounts receivable, net	—	—	635,754	—	635,754
Inventories, net	—	303,747	203,468	—	507,215
Other current assets	394	18,353	56,959	—	75,706

Total current assets	397	339,024	991,583	—	1,331,004
Intercompany receivables, net	—	—	1,560,850	(1,560,850)	—
Property, buildings and equipment, net	—	38,819	77,490	—	116,309
Intangible assets, net	—	8,704	72,604	—	81,308
Goodwill and other intangibles, net	—	188,329	675,081	—	863,410
Investments in affiliates and other noncurrent assets	1,837,883	3,169,830	33,656	(4,939,207)	102,162

Total assets	$1,838,280	$3,744,706	$3,411,264	$(6,500,057)	$2,494,193

Accounts payable	$—	$326,996	$126,158	$—	$453,154
Short-term debt	—	—	—	—	—
Other current liabilities	99,528	37,080	91,072	—	227,680

Total current liabilities	99,528	364,076	217,230	—	680,834
Intercompany payables, net	554,257	1,006,593	—	(1,560,850)	—
Long-term debt	164,679	348,952	84,238	—	597,869
Other noncurrent liabilities	23,527	192,661	3,013	—	219,201
Stockholders’ equity	996,289	1,832,424	3,106,783	(4,939,207)	996,289

Total liabilities and stockholders’ equity	$1,838,280	$3,744,706	$3,411,264	$(6,500,057)	$2,494,193

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Three Months Ended June 30, 2010
			(In thousands)
	WESCO	WESCO Distribution,	Non-Guarantor	Consolidating and
	International, Inc.	Inc.	Subsidiaries	Eliminating Entries	Consolidated

Net sales	$—	$701,505	$576,377	$(18,761)	$1,259,121
Cost of goods sold	—	565,868	469,062	(18,761)	1,016,169
Selling, general and administrative expenses	34	124,718	61,225	—	185,977
Depreciation and amortization	—	2,614	3,006	—	5,620
Results of affiliates’ operations	35,085	34,916	—	(70,001)	—
Interest expense, net	7,258	3,261	3,881	—	14,400
Other income	—	(1,778)	—	—	(1,778)
Provision for income taxes	—	6,653	4,287	—	10,940

Net income	$27,793	$35,085	$34,916	$(70,001)	$27,793

	Three Months Ended June 30, 2009
			(In thousands)
	WESCO	WESCO Distribution,	Non-Guarantor	Consolidating and
	International, Inc.	Inc.	Subsidiaries	Eliminating Entries	Consolidated

Net sales	$—	$785,493	$373,725	$—	$1,159,218
Cost of goods sold	—	638,641	296,665	—	935,306
Selling, general and administrative expenses	2	129,201	40,711	—	169,914
Depreciation and amortization	—	6,605	(245)	—	6,360
Results of affiliates’ operations	26,745	46,910	—	(73,655)	—
Interest expense, net	289	28,022	(14,490)	—	13,821
Other income	—	(1,101)	—	—	(1,101)
Provision for income taxes	—	4,290	4,174	—	8,464

Net income	$26,454	$26,745	$46,910	$(73,655)	$26,454

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Six Months Ended June 30, 2010
			(In thousands)
	WESCO	WESCO Distribution,	Non-Guarantor	Consolidating and
	International, Inc.	Inc.	Subsidiaries	Eliminating Entries	Consolidated

Net sales	$—	$1,360,451	$1,079,748	$(32,479)	$2,407,720
Cost of goods sold	—	1,093,561	876,270	(32,479)	1,937,352
Selling, general and administrative expenses	122	253,975	114,919	—	369,016
Depreciation and amortization	—	6,110	5,611	—	11,721
Results of affiliates’ operations	61,641	69,744	—	(131,385)	—
Interest expense, net	14,526	7,006	6,398	—	27,930
Other income	—	(4,284)	—	—	(4,284)
Provision for income taxes	—	12,186	6,806	—	18,992

Net income	$46,993	$61,641	$69,744	$(131,385)	$46,993

	Six Months Ended June 30, 2009
			(In thousands)
	WESCO	WESCO Distribution,	Non-Guarantor	Consolidating and
	International, Inc.	Inc.	Subsidiaries	Eliminating Entries	Consolidated

Net sales	$—	$1,620,362	$718,445	$—	$2,338,807
Cost of goods sold	—	1,311,366	565,397	—	1,876,763
Selling, general and administrative expenses	4	274,834	82,509	—	357,347
Depreciation and amortization	—	10,199	3,317	—	13,516
Results of affiliates’ operations	50,374	64,210	—	(114,584)	—
Interest expense (income), net	654	31,556	(5,860)	—	26,350
Other income	—	(2,727)	—	—	(2,727)
Provision for income taxes	—	8,970	8,872	—	17,842

Net income	$49,716	$50,374	$64,210	$(114,584)	$49,716

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2010
	(In thousands)
	WESCO	WESCO Distribution,	Non-Guarantor	Consolidating and
	International, Inc.	Inc.	Subsidiaries	Eliminating Entries	Consolidated
Net cash provided (used) by operating activities	$7,263	$83,034	$(21,541)	$—	$68,756
Investing activities:
Capital expenditures	—	(5,784)	(238)	—	(6,022)
Acquisition payments	—	(14,296)	—	—	(14,296)
Proceeds from sale of subsidiary	—	40,000	—	—	40,000
Collection of note receivable	—	15,000	—	—	15,000
Other	—	4,232	—	—	4,232

Net cash provided (used) by investing activities	—	39,152	(238)	—	38,914
Financing activities:
Net repayments	(8,393)	(106,389)	—	—	(114,782)
Equity transactions	1,131	—	—	—	1,131
Other	—	(10,256)	—	—	(10,256)

Net cash used by financing activities	(7,262)	(116,645)	—	—	(123,907)

Effect of exchange rate changes on cash and cash equivalents	—	—	(288)	—	(288)

Net change in cash and cash equivalents	1	5,541	(22,067)	—	(16,525)
Cash and cash equivalents at the beginning of year	3	16,924	95,402	—	112,329

Cash and cash equivalents at the end of period	$4	$22,465	$73,335	$—	$95,804

	Six Months Ended June 30, 2009
	(In thousands)
	WESCO	WESCO Distribution,	Non-Guarantor	Consolidating and
	International, Inc.	Inc.	Subsidiaries	Eliminating Entries	Consolidated
Net cash provided by operating activities	$6,594	$185,789	$12,319	$—	$204,702
Investing activities:
Capital expenditures	—	(5,826)	(398)	—	(6,224)
Acquisition payments	—	(122)	—	—	(122)
Equity income, net of distributions	—	1,039	—	—	1,039
Other	—	98	—	—	98

Net cash used by investing activities	—	(4,811)	(398)	—	(5,209)
Financing activities:
Net repayments	(7,046)	(166,062)	(758)	—	(173,866)
Equity transactions	449	—	—	—	449
Other	—	(10,215)	(1,890)	—	(12,105)

Net cash used by financing activities	(6,597)	(176,277)	(2,648)	—	(185,522)

Effect of exchange rate changes on cash and cash equivalents	—	—	2,981	—	2,981

Net change in cash and cash equivalents	(3)	4,701	12,254	—	16,952
Cash and cash equivalents at the beginning of year	—	18,453	67,885	—	86,338

Cash and cash equivalents at the end of period	$(3)	$23,154	$80,139	$—	$103,290

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
Company Overview
     WESCO International, Inc., incorporated in 1993 and formed in February 1994 upon acquiring a distribution business from Westinghouse Electric Corporation, is a leading North American distributor of products and provider of supply chain services used primarily in the industrial, construction, utility and commercial, institutional and government markets. We serve over 100,000 customers globally, including a majority of the Fortune 500, through approximately 380 full service branches and seven distribution centers located primarily in the United States, Canada and Mexico, with additional locations in the United Kingdom, Singapore, China, Australia, Africa and the United Arab Emirates. Approximately 83% of our net sales are generated from operations in the United States, 13% from Canada and the remainder from other countries.
     We sell electrical and industrial maintenance, repair and operating supplies, commonly referred to as “MRO”, and electrical and non-electrical construction and original equipment manufacturer (“OEM”) products and services. Our primary product categories include general electrical and industrial supplies, wire, cable and conduit, data communications, power distribution equipment, lighting and lighting control systems, control and automation and motors. We distribute more than 1,000,000 products from approximately 17,000 suppliers utilizing an automated, proprietary electronic procurement and inventory replenishment system. In addition, we offer a comprehensive portfolio of value-added services, which include supply chain management, logistics and transportation procurement, warehousing and inventory management as well as kitting and limited assembly of products. Our value-added capabilities, extensive geographic reach, experienced workforce and broad product and supply chain solutions have enabled us to grow our business and establish a leading position in North America.
     Our financial results for the first six months of 2010 reflect slowly improving conditions in our markets served, higher product prices and favorable foreign currency exchange rates. Sales increased $68.9 million, or 2.9%, over the same period last year. Cost of goods sold as a percentage of net sales was 80.5% and 80.2% for the first six months of 2010 and 2009, respectively. Operating income decreased by $1.6 million, or 1.7%, primarily from the increase in operating expenses and the impairment charge recorded in connection with our 40% investment in the LADD joint venture. Refer to Note 6 of our notes to the condensed consolidated financial statements for additional information regarding the LADD joint venture. Net income for the six months ended June 30, 2010 and 2009 was $47.0 million and $49.7 million, respectively.
Cash Flow
     We generated $68.8 million in operating cash flow for the first six months of 2010. Included in this amount was net income of $47.0 million, an increase in accounts payable of $85.8 million and an increase in trade and other receivables of $80.2 million. Investing activities were primarily comprised of proceeds from the sale of our 40% interest in the LADD joint venture. Proceeds included $40.0 million for our 40% interest, plus $15.0 million for the collection of a promissory note. Investing activities for the first six months of 2010 also included $14.3 million for acquisition payments and $6.0 million for capital expenditures. Financing activities consisted of borrowings and repayments of $125.0 million and $293.5 million, respectively, related to our revolving credit facility, and net borrowings of $55.0 million related to our accounts receivable securitization facility (the “Receivables Facility”).

Financing Availability
     As of June 30, 2010, we had $511.0 million in total available borrowing capacity. The available borrowing capacity under our revolving credit facility, which has a maturity date of November 1, 2013, was $248.0 million, of which $185.6 million is the U.S. sub-facility borrowing limit and $62.4 million is the Canadian sub-facility borrowing limit. The available borrowing capacity under the Receivables Facility, which was amended and restated in April 2009 to, among other things, extend the maturity date to April 13, 2012, was $263.0 million at June 30, 2010. In addition, in August 2009, we completed an exchange offer pursuant to which we issued $345.0 million aggregate principal amount of the 2029 Debentures in exchange for approximately $299.7 million and $57.7 million aggregate principal amounts of our outstanding 2026 Debentures and 2025 Debentures, respectively. Our 2025 Debentures and 2029 Debentures cannot be redeemed or repurchased until October 2010 and September 2016, respectively. In the event that our 2025 Debentures are redeemed or repurchased in October 2010, we believe that we will have ample financial capacity to handle such funding requirement. We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions. For further discussion refer to “Liquidity and Capital Resources.”
Outlook
     We believe that improvements made to our operations and capital structure and decisive actions taken over the past two years have positioned us to operate effectively as we continue to move through the recovery phase of this economic cycle. We expect the economic recovery to be slow, and we believe that market trends point towards continued contraction in the non-residential construction and utility markets and gradual recovery in the industrial, international and government markets. We anticipate third quarter sales to trend with historical seasonality, and therefore we believe sales will be flat to slightly higher than in the second quarter. We expect gross margins to improve somewhat from second quarter levels and selling, general and administrative expenses to be stable. We expect third quarter operating margins to be somewhat higher than second quarter margins. Sales per workday in July 2010 was approximately 11.0% greater than sales per workday in July 2009, although there can be no assurance that sales will continue to increase over the prior year in August and September. We remain focused on actions to improve margins, provide superior customer service, maintain our cost leadership position, strengthen our team and produce improved shareholder returns.
Critical Accounting Policies and Estimates
     During the six month period ended June 30, 2010, there were no significant changes to our critical accounting policies and estimates referenced in the 2009 Annual Report on Form 10-K.
Results of Operations
Second Quarter of 2010 versus Second Quarter of 2009
     The following table sets forth the percentage relationship to net sales of certain items in our condensed consolidated statements of income for the periods presented:

	Three Months Ended
	June 30,
	2010	2009
Net sales	100%	100.0%
Cost of goods sold	80.7	80.7
Selling, general and administrative expenses	14.8	14.7
Depreciation and amortization	0.4	0.5

Income from operations	4.1	4.1
Interest expense	1.1	1.2
Other income	(0.1)	(0.1)

Income before income taxes	3.1	3.0
Provision for income taxes	0.9	0.7

Net income	2.2%	2.3%

     Net sales in the second quarter of 2010 totaled $1,259.1 million versus $1,159.2 million in the comparable period for 2009, an increase of $99.9 million, or 8.6%, over the same period last year. Sales were positively impacted by growth in our markets served, higher product prices due primarily to rising commodity prices and favorable foreign currency exchange rates.

     Cost of goods sold for the second quarter of 2010 was $1,016.2 million versus $935.3 million for the comparable period in 2009, and cost of goods sold as a percentage of net sales was 80.7% in 2010 and 2009. The cost of goods sold percentage was unchanged as an improved sales mix was offset by an increase in inventory reserves due to higher inventory levels.
     Selling, general and administrative (“SG&A”) expenses in the second quarter of 2010 totaled $186.0 million versus $169.9 million in last year’s comparable quarter. The increase in SG&A expenses is primarily due to the restoration of temporary cost reductions taken in the prior year. As a percentage of net sales, SG&A expenses were 14.8% in the second quarter of 2010 and 14.7% in the second quarter of 2009, primarily reflecting the impact of the reinstatement of discretionary benefits, the absence of mandatory unpaid leave of absences in the current year, and an increase in operating expenses driven by the increase in sales, partially offset by the impact of headcount cost reduction actions taken in the prior year.
     SG&A payroll expenses for the second quarter of 2010 of $125.7 million increased by $11.2 million compared to the same quarter in 2009. The increase in payroll expenses was primarily due to the reinstatement of 401K discretionary contributions and the absence of mandatory unpaid leave of absences in the current quarter, partially offset by severance costs recorded in the second quarter of 2009. The net impact of these temporary cost and discretionary benefit changes increased payroll expense by $10.4 million. Other SG&A related payroll expenses increased $0.8 million.
     The remaining SG&A expenses for the second quarter of 2010 of $60.3 million increased by $4.9 million compared to same quarter in 2009. Included in this period’s SG&A expenses was an increase in various operating expenses of $4.5 million due to the increase in business activity levels and an additional charge of $0.4 million related to the impairment of our 40% interest in the LADD joint venture.
     Depreciation and amortization for the second quarter of 2010 was $5.6 million versus $6.4 million in last year’s comparable quarter. The decrease is due to the reduction in capital expenditures in 2009.
     Interest expense totaled $14.4 million for the second quarter of 2010 versus $13.8 million in last year’s comparable quarter, an increase of 4.2%. Interest expense for the second quarter of 2010 was impacted by the increase in interest rates, which was a result of amending both the Receivables Facility and revolving credit facility in April 2009 and February 2010, respectively. The application of the provisions of guidance concerning convertible debt instruments as of January 1, 2009 resulted in non-cash interest expense of $1.3 million in 2010 and $3.8 million in 2009.
     Other income totaled $1.8 million for the second quarter of 2010 versus $1.1 million in the comparable period for 2009. The increase in other income is due to the increase in the joint venture’s income. We accounted for our investment in the LADD joint venture on an equity basis, and earnings were reported as other income in the consolidated statement of income. On June 7, 2010, we announced that we completed the sale of our 40% interest in the LADD joint venture to Deutsch, previously the 60% owner of the LADD joint venture. We received equity income through May 31, 2010 and distributions through April 30, 2010, the date Deutsch notified WESCO of its exercise of its option to purchase the remaining 40% of the LADD joint venture. As a result of this transaction, in the future there will be no other income reported for the LADD joint venture.
     Income tax expense totaled $10.9 million in the second quarter of 2010, and the effective tax rate was 28.2% compared to 24.2% in the same quarter in 2009. The increase in the effective tax rate is due to the impact from foreign jurisdictions.
     For the second quarter of 2010, net income increased by $1.3 million to $27.8 million compared to $26.5 million in the second quarter of 2009. Diluted earnings per share was $0.60 for the second quarter of 2010 compared with $0.62 per diluted share for the second quarter of 2009. The increase in net income was primarily due to the increase in sales attributable to improved market conditions.

Six Months Ended June 30, 2010 versus Six Months Ended June 30, 2009
     The following table sets forth the percentage relationship to net sales of certain items in our condensed consolidated statements of income for the periods presented:

	Six Months Ended
	June 30,
	2010	2009
Net sales	100%	100.0%
Cost of goods sold	80.5	80.2
Selling, general and administrative expenses	15.3	15.3
Depreciation and amortization	0.5	0.6

Income from operations	3.7	3.9
Interest expense	1.2	1.1
Other income	(0.2)	(0.1)

Income before income taxes	2.7	2.9
Provision for income taxes	0.8	0.8

Net income	1.9%	2.1%

     Net sales in the first six months of 2010 totaled $2,407.7 million versus $2,338.8 million in the comparable period for 2009, an increase of $68.9 million, or 2.9%, over the same period last year. Sales were positively impacted by improved conditions in our markets served, higher product prices due primarily to rising commodity prices and favorable foreign currency exchange rates.
     Cost of goods sold for the first six months of 2010 was $1,937.4 million versus $1,876.8 million for the comparable period in 2009, and cost of goods sold as a percentage of net sales was 80.5% in 2010 and 80.2% in 2009. The increase in the cost of goods sold percentage was primarily due to an increase in inventory reserves due to higher inventory levels partially offset by an improved sales mix.
     SG&A expenses in the first six months of 2010 totaled $369.0 million versus $357.3 million in last year’s comparable period. The increase in SG&A expenses is primarily due to the restoration of temporary cost reductions taken in the prior year. As a percentage of net sales, SG&A expenses were 15.3% in the first six months of 2010 and 2009, primarily reflecting the impact of the reinstatement of discretionary benefits, the absence of mandatory unpaid leave of absences in the current year, an increase in operating expenses driven by the increase in sales and an impairment charge related to our 40% interest in the LADD joint venture, offset by the impact of headcount cost reduction actions taken in the prior year.
     SG&A payroll expenses for the first six months of 2010 of $250.5 million increased by $4.4 million compared to the same period in 2009. The increase in payroll expenses was primarily due to the reinstatement of 401K discretionary contributions and the absence of mandatory unpaid leave of absences in the first six months of 2010, partially offset by severance costs recorded in the first six months of 2009. The net impact of these temporary cost and discretionary benefit changes increased payroll expense by $8.9 million. Other SG&A related payroll expenses decreased $4.5 million due to headcount cost reduction actions taken in the comparable prior year period.
     The remaining SG&A expenses for the first six months of 2010 of $118.5 million increased by approximately $7.3 million compared to same period in 2009. Included in this period’s SG&A expenses was a charge of $3.8 million related to the impairment of our 40% interest in the LADD joint venture and an increase in various operating expenses of $3.5 million due to the increase in business activity levels.
     Depreciation and amortization for the first six months of 2010 was $11.7 million versus $13.5 million in last year’s comparable period. The decrease is due to the reduction in capital expenditures in 2009.
     Interest expense totaled $27.9 million for the first six months of 2010 versus $26.4 million in last year’s comparable period, an increase of 6.0%. Interest expense for the first six months of 2010 was impacted by the increase in interest rates, which was a result of amending both the Receivables Facility and revolving credit facility in April 2009 and February 2010, respectively. The application of the provisions of guidance concerning convertible debt instruments as of January 1, 2009 resulted in non-cash interest expense of $2.6 million in 2010 and $7.7 million in 2009.

     Other income totaled $4.3 million for the first six months of 2010 versus $2.7 million in the comparable period for 2009. The increase in other income is due to the increase in the joint venture’s income. We accounted for our investment in the LADD joint venture on an equity basis, and earnings were reported as other income in the consolidated statement of income. On June 7, 2010, we announced that we completed the sale of our 40% interest in the LADD joint venture to Deutsch, previously the 60% owner of the LADD joint venture. We received equity income through May 31, 2010 and distributions through April 30, 2010, the date Deutsch notified WESCO of its exercise of its option to purchase the remaining 40% of the LADD joint venture. As a result of this transaction, in the future there will be no other income reported for the LADD joint venture.
     Income tax expense totaled $19.0 million in the first six months of 2010, and the effective tax rate was 28.8% compared to 26.4% in the same period in 2009. The increase in the effective tax rate is due to the impact from foreign jurisdictions.
     For the first six months of 2010, net income decreased by $2.7 million to $47.0 million compared to $49.7 million in the first six months of 2009. Diluted earnings per share was $1.04 for the first six months of 2010 compared with $1.17 per diluted share for the first six months of 2009. The decrease in net income was primarily due to the increase in operating costs partially offset by the increase in sales attributable to improved market conditions.
Liquidity and Capital Resources
     Total assets at June 30, 2010 and December 31, 2009 were $2.5 billion. Total assets remained unchanged primarily as a result of the increase in accounts receivable of $95.6 million and the increase in inventory of $24.3 million, which was mostly offset by the decrease in investment in subsidiary of $44.0 million related to the sale of our 40% interest in the LADD joint venture, the decrease in cash of $16.5 million, the decrease in other accounts receivable of $15.5 million and the decrease in other assets of $12.4 million related to the collection of the LADD joint venture promissory note. Total liabilities at June 30, 2010 and December 31, 2009 were $1.5 billion. Total liabilities remained unchanged primarily as a result of the decrease in long-term debt of $112.1 million, which was partially offset by the increase in accounts payable of $87.6 million. Stockholders’ equity increased 5.5% to $1,051.4 million at June 30, 2010, compared with $996.3 million at December 31, 2009, primarily as a result of net earnings of $47.0 million and stock-based compensation expense of $7.1 million.
     Our liquidity needs generally arise from working capital requirements, capital expenditures, acquisitions and debt service obligations. As of June 30, 2010, we had $248.0 million in available borrowing capacity under our revolving credit facility, which, combined with our $263.0 million of available borrowing capacity under our Receivables Facility and our invested cash, provides us with liquidity of $576.2 million. During the current quarter, we used the proceeds from the sale of our 40% interest in the LADD joint venture, net of payments for the acquisition of the business of Potelcom Supply, Inc., to pay down our variable rate debt. We believe cash provided by operations and financing activities will be adequate to cover our current operational and business needs.
     We communicate on a regular basis with our lenders regarding our financial and working capital performance and liquidity position. We were in compliance with all covenants and restrictions as of June 30, 2010.
     We did not note any conditions or events during the second quarter of 2010 requiring an interim evaluation of impairment of goodwill. We will perform our annual impairment testing of goodwill and indefinite-lived intangible assets during the fourth quarter of 2010.
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
Cash Flow
     Operating Activities. Cash provided by operating activities for the first six months of 2010 totaled $68.8 million compared with $204.7 million of cash generated for the first six months of 2009. Cash provided by operating activities in the first six months of 2010 included net income of $47.0 million and adjustments to net income totaling $19.4 million. Cash flow generated from the changes in assets and liabilities was attributable to an increase in accounts payable of $85.8 million, an increase in other current and noncurrent liabilities of $7.9 million, an increase in accrued payroll and benefit costs of $7.5 million due to the increase in commissions and benefit costs and an increase in prepaid expenses and other current assets of $3.2 million. Cash used by operating activities in the first six months of 2010 included: $80.2 million for the increase in trade and other receivables, resulting from an increase in sales; and $21.8 million for the increase in inventory. During the first six months of 2009, primary sources of cash were net income of $49.7 million and adjustments to net income totaling $35.7 million; a decrease in trade and other receivables of $132.9 million, resulting from the decrease in sales; and a decrease in inventory of $92.0 million. Cash used by operating activities in the first six months of 2009 included: $72.6 million for the decrease in accounts payable, resulting from the decrease in purchasing activity; $23.8 million for the decrease in accrued payroll and benefit costs, resulting from the payment of the 2008 management incentive compensation; $5.6 million for the increase in prepaid expenses and other current assets and $3.6 million for the decrease in other current and noncurrent liabilities.
     Investing Activities. Net cash provided by investing activities for the first six months of 2010 was $38.9 million, compared with $5.2 million of net cash used during the first six months of 2009. Included in 2010 were proceeds from the sale of our 40% interest in the LADD joint venture. Proceeds included $40.0 million for our 40% interest, plus $15.0 million for the collection of a promissory note. Investing activities for the first six months of 2010 also included payments of $14.3 million related to the acquisition of the business of Potelcom Supply, Inc. Capital expenditures were $6.0 million and $6.2 million in the first six months of 2010 and 2009, respectively.
     Financing Activities. Net cash used by financing activities for the first six months of 2010 and 2009 was $123.9 million and $185.5 million, respectively. During the first six months of 2010, borrowings and repayments of long-term debt of $125.0 million and $293.5 million, respectively, were made to our revolving credit facility. Borrowings and repayments of $185.0 million and $130.0 million, respectively, were applied to our Receivables Facility, and there were repayments of $0.8 million to our mortgage financing facility. During the first six months of 2009, borrowings and repayments of long-term debt of $193.2 million and $196.2 million, respectively, were made to our revolving credit facility. Borrowings and repayments of $55.0 million and $225.0 million, respectively, were applied to our Receivables Facility, and there were repayments of $0.8 million to our mortgage financing facility.
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
Inflation
     The rate of inflation affects different commodities, the cost of products purchased and ultimately the pricing of our different products and product classes to our customers. On an overall basis, our pricing related to inflation comprised an estimated $60.0 million of our sales revenue for the six months ended June 30, 2010.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risks
     There have not been any material changes to our exposures to market risk during the quarter ended June 30, 2010 that would require an update to the disclosures provided in our 2009 Annual Report on Form 10-K.
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
     Changes in Internal Control Over Financial Reporting
     During the second quarter of 2010, there were no changes in our internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     As initially reported in our 2008 Annual Report on Form 10-K, we are a co-defendant in a lawsuit filed in a state court in Indiana in which a customer alleges that we sold defective products manufactured or remanufactured by others and is seeking monetary damages in the amount of $52 million. We have denied any liability, continue to believe that we have meritorious defenses and intend to vigorously defend ourselves against these allegations. Accordingly, no liability is recorded for this matter as of June 30, 2010.
     Information relating to legal proceedings is included in Note 8, Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements and is incorporated herein by reference.
Item 6. Exhibits
(a)	Exhibits

10.1	Form of Stock Appreciation Rights Agreement for Employees

10.2	Form of Restricted Stock Unit Agreement for Employees

10.3	Form of Stock Appreciation Rights Agreement for Non-Employee Directors

10.4	Form of Restricted Stock Unit Agreement for Non-Employee Directors

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) promulgated under the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) promulgated under the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File*

*	In accordance with Rule 406T of Regulation S-T promulgated by the Securities and Exchange Commission, Exhibit 101 is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESCO International, Inc.
Date: August 4, 2010	/s/ Richard P. Heyse
Richard P. Heyse
Vice President and Chief Financial Officer