Form 10-Q
period 2010-09-30
WESCO INTERNATIONAL INC
filed 2010-11-02
CIK 929008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
     As of October 29, 2010, WESCO International, Inc. had 42,483,028 shares of common stock outstanding.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009 (unaudited)	2
Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2010 and 2009 (unaudited)	3
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009 (unaudited)	4
Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	24

Item 4. Controls and Procedures	24

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	25

Item 6. Exhibits	25

Signatures and Certifications	26
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
Amounts in thousands, except share data	2010	2009

Assets
Current Assets:
Cash and cash equivalents	$103,120	$112,329
Trade accounts receivable, net of allowance for doubtful accounts of $18,589 and $20,060 in 2010 and 2009, respectively	796,370	635,754
Other accounts receivable	23,175	31,808
Inventories, net	551,982	507,215
Current deferred income taxes	1,653	1,686
Income taxes receivable	23,006	29,135
Prepaid expenses and other current assets	18,506	13,077

Total current assets	1,517,812	1,331,004

Property, buildings and equipment, net	114,364	116,309
Intangible assets, net	75,790	81,308
Goodwill	876,533	863,410
Investment in subsidiary	—	43,957
Deferred income taxes	37,655	33,518
Other assets	13,105	24,687

Total assets	$2,635,259	$2,494,193

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$574,918	$453,154
Accrued payroll and benefit costs	51,683	30,949
Current portion of long-term debt	96,673	93,977
Bank overdrafts	25,645	32,191
Current deferred income taxes	7,959	7,301
Other current liabilities	77,966	63,262

Total current liabilities	834,844	680,834

Long-term debt, net of discount of $178,959 and $182,689 in 2010 and 2009, respectively	483,646	597,869
Deferred income taxes	190,779	191,068
Other noncurrent liabilities	30,693	28,133

Total liabilities	$1,539,962	$1,497,904

Commitments and contingencies (Note 9)

Stockholders’ Equity:
Preferred stock, $.01 par value; 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 210,000,000 shares authorized, 56,060,026 and 55,967,824 shares issued and 42,502,097 and 42,416,796 shares outstanding in 2010 and 2009, respectively	561	560
Class B nonvoting convertible common stock, $.01 par value; 20,000,000 shares authorized, 4,339,431 issued and no shares outstanding in 2010 and 2009, respectively	43	43
Additional capital	1,005,730	992,855
Retained earnings	662,853	582,199
Treasury stock, at cost; 17,897,360 and 17,890,459 shares in 2010 and 2009, respectively	(590,602)	(590,353)
Accumulated other comprehensive income	16,712	10,985

Total stockholders’ equity	1,095,297	996,289

Total liabilities and stockholders’ equity	$2,635,259	$2,494,193

The accompanying notes are an integral part of the condensed consolidated financial statements

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Amounts in thousands, except per share data	2010	2009	2010	2009

Net sales	$1,324,555	$1,152,427	$3,732,275	$3,491,232
Cost of goods sold (excluding depreciation and amortization below)	1,066,769	931,536	3,004,121	2,808,296
Selling, general and administrative expenses	190,577	168,309	559,592	525,658
Depreciation and amortization	5,963	6,410	17,684	19,926

Income from operations	61,246	46,172	150,878	137,352

Interest expense, net	13,748	13,599	41,678	39,949
Gain on debt exchange	—	(5,961)	—	(5,961)
Other income	—	(1,391)	(4,284)	(4,118)

Income before income taxes	47,498	39,925	113,484	107,482

Provision for income taxes	13,837	6,306	32,830	24,147

Net income	$33,661	$33,619	$80,654	$83,335

Earnings per share :
Basic	$0.79	$0.80	$1.90	$1.97

Diluted	$0.74	$0.79	$1.79	$1.95

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30,
Amounts in thousands	2010	2009

Operating Activities:
Net income	$80,654	$83,335
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,684	19,926
Amortization of debt issuance costs	1,982	2,862
Amortization of debt discount	3,730	10,556
Deferred income taxes	(4,551)	5,413
Stock-based compensation expense	11,452	9,787
Gain on debt exchange	—	(5,961)
Gain on sale of property, buildings and equipment	(263)	(308)
Asset impairment charge	3,793	—
Equity income, net of distributions in 2010 and 2009 of $1,864 and $4,786, respectively	(2,421)	668
Excess tax benefit from stock-based compensation	(713)	(197)
Interest related to uncertain tax positions	551	863
Changes in assets and liabilities
Trade and other receivables, net	(149,569)	148,858
Inventories, net	(40,859)	117,086
Prepaid expenses and other current assets	3,352	(8,577)
Accounts payable	118,350	(69,698)
Accrued payroll and benefit costs	20,624	(21,413)
Other current and noncurrent liabilities	11,701	(2,346)

Net cash provided by operating activities	75,497	290,854

Investing Activities:
Capital expenditures	(10,123)	(10,505)
Acquisition payments	(14,344)	(214)
Proceeds from sale of subsidiary	40,000	—
Equity distribution	4,054	1,328
Collection of note receivable	15,000	—
Proceeds from sale of assets	925	111

Net cash provided (used) by investing activities	35,512	(9,280)

Financing Activities:
Proceeds from issuance of long-term debt	716,474	305,700
Repayments of long-term debt	(830,798)	(545,458)
Debt issuance costs	(2,049)	(13,261)
Proceeds from the exercise of stock options	742	312
Excess tax benefit from stock-based compensation	713	197
Repurchase of common stock	(249)	(30)
Decrease in bank overdrafts	(6,545)	(11,122)
Payments on capital lease obligations	(1,234)	(1,500)

Net cash used by financing activities	(122,946)	(265,162)

Effect of exchange rate changes on cash and cash equivalents	2,728	8,595

Net change in cash and cash equivalents	(9,209)	25,007
Cash and cash equivalents at the beginning of period	112,329	86,338

Cash and cash equivalents at the end of period	$103,120	$111,345

Supplemental disclosures:
Non-cash investing and financing activities:
Property, buildings and equipment acquired through capital leases	$285	$805
The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. ORGANIZATION
     WESCO International, Inc. and its subsidiaries (collectively, “WESCO”), headquartered in Pittsburgh, Pennsylvania, is a full-line distributor of electrical construction products and electrical and industrial maintenance, repair and operating (“MRO”) supplies and is a provider of supply chain services used primarily in the industrial, construction, utility and commercial, institutional and government markets. We serve over 100,000 customers globally, through approximately 380 full service branches and seven distribution centers located primarily in the United States, Canada, and Mexico, with additional locations in the United Kingdom, Singapore, China, Australia, Africa and the United Arab Emirates.
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
     The unaudited condensed consolidated balance sheet as of September 30, 2010, the unaudited condensed consolidated statements of income for the three and nine months ended September 30, 2010 and 2009, respectively, and the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2010 and 2009, respectively, in the opinion of management, have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair statement of the results of the interim periods. All adjustments reflected in the unaudited condensed consolidated financial statements are of a normal recurring nature unless indicated. Results for the interim periods presented are not necessarily indicative of the results to be expected for the full year.
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
     During the three and nine month periods ended September 30, 2010 and 2009, WESCO granted the following stock-settled stock appreciation rights and restricted stock units at the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Stock-settled appreciations rights granted	684,949	801,531	708,949	803,231
Restricted stock units	153,318	245,997	153,318	245,997
Risk free interest rate	1.8%	2.3%	1.8%	2.3%
Expected life	5.0 years	4.5 years	5.0 years	4.5 years
Expected volatility	49%	51%	49%	51%
     For the three and nine months ended September 30, 2010, the weighted average fair value per stock-settled appreciation right granted was $14.69 and $14.71, respectively. For the three and nine months ended September 30, 2009, the weighted average fair value per stock-settled appreciation right granted was $11.15 and $13.65, respectively. For the three and nine months ended September 30, 2010 and 2009, the weighted average fair value per restricted stock unit granted was $33.05 and $25.37, respectively.
     WESCO recognized $4.3 million and $3.5 million of non-cash stock-based compensation expense, which is included in selling, general and administrative expenses, for the three months ended September 30, 2010 and 2009, respectively. WESCO recognized $11.5 million and $9.8 million of non-cash stock-based compensation expense, which is included in selling, general and administrative expenses, for the nine months ended September 30, 2010 and 2009, respectively. As of September 30, 2010, there was $23.4 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements for all awards previously made, of which approximately $4.3 million is expected to be recognized over the remainder of 2010, $11.4 million in 2011, $5.8 million in 2012 and $1.9 million in 2013.
     During the nine months ended September 30, 2010 and 2009, the total intrinsic value of awards exercised was $2.2 million and $0.6 million, respectively, and the total amount of cash received from the exercise of options was $0.7 million and $0.3 million, respectively. The tax impact associated with the exercise of awards for the nine months ended September 30, 2010 and 2009 was a benefit of $0.6 million and a detriment of $0.1 million, respectively, and was recorded to additional capital.
     The following table sets forth a summary of stock options and stock-settled stock appreciation rights and related information for the nine months ended September 30, 2010:

		Weighted	Weighted Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual Term	Value
	Awards	Price	(In Years)	(In Thousands)
Outstanding at December 31, 2009	4,226,153	$35.30
Granted	708,949	33.19
Exercised	(115,043)	16.01
Forfeited	(90,417)	41.59

Outstanding at September 30, 2010	4,729,642	35.33	6.7	$27,273

Exercisable at September 30, 2010	3,221,554	36.99	5.6	$21,393

The following table sets forth a summary of restricted stock units and related information for the nine months ended September 30, 2010:

		Weighted
		Average
		Fair
	Awards	Value
Unvested at December 31, 2009	243,942	$25.37
Granted	153,318	33.05
Vested	(675)	25.37
Forfeited	(3,085)	25.37

Unvested at September 30, 2010	393,500	$28.36

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

     The following table sets forth the details of basic and diluted earnings per share:

	Three Months Ended
	September 30,
Amounts in thousands, except share and per share data	2010	2009
Net income reported	$33,661	$33,619

Weighted average common shares outstanding used in computing basic earnings per share	42,491,186	42,278,729
Common shares issuable upon exercise of dilutive stock options	795,649	479,142
Common shares issuable from contingently convertible debentures (see note below for basis of calculation)	2,237,606	—

Weighted average common shares outstanding and common share equivalents used in computing diluted earnings per share	45,524,441	42,757,871

Earnings per share:
Basic	$0.79	$0.80
Diluted	$0.74	$0.79

	Nine Months Ended
	September 30,
Amounts in thousands, except share and per share data	2010	2009
Net income reported	$80,654	$83,335

Weighted average common shares outstanding used in computing basic earnings per share	42,470,820	42,264,440
Common shares issuable upon exercise of dilutive stock options	728,706	381,175
Common shares issuable from contingently convertible debentures (see note below for basis of calculation)	1,981,055	__

Weighted average common shares outstanding and common share equivalents used in computing diluted earnings per share	45,180,581	42,645,615

Earnings per share:
Basic	$1.90	$1.97
Diluted	$1.79	$1.95
     For the three months ended September 30, 2010 and 2009, the computation of diluted earnings per share excluded 2.5 million and 3.3 million, respectively, of stock-settled stock appreciation rights at weighted average exercise prices of $47 per share and $42 per share, respectively. For the nine months ended September 30, 2010 and 2009, the computation of diluted earnings per share excluded 2.5 million and 3.7 million, respectively, of stock-settled stock appreciation rights at weighted average exercise prices of $47 per share and $40 per share, respectively. These amounts were excluded because their effect would have been antidilutive.
     Because of WESCO’s obligation to settle the par value of the 2.625% Convertible Senior Debentures due 2025 (the “2025 Debentures”), the 1.75% Convertible Senior Debentures due 2026 (the “2026 Debentures”) and the 6.0% Convertible Senior Debentures due 2029 (the “2029 Debentures” and together with the 2025 Debentures and 2026 Debentures, the “Debentures”) in cash, WESCO is not required to include any shares underlying the Debentures in its diluted weighted average shares outstanding until the average stock price per share for the period exceeds the conversion price of the respective Debentures. At such time, only the number of shares that would be issuable (under the treasury stock method of accounting for share dilution) would be included, which is based upon the amount by which the average stock price exceeds the conversion price. The conversion prices of the 2029 Debentures, 2026 Debentures and 2025 Debentures are $28.87, $88.15 and $41.86, respectively. Share dilution is limited to a maximum of 11,951,939 shares for the 2029 Debentures, 2,507 shares for the 2026 Debentures and 2,205,434 shares for the 2025 Debentures. Since the average stock prices for the three and nine month periods ended September 30, 2010 were $35.51 per share and $34.60 per share, respectively, 2,237,606 shares and 1,981,055 shares, respectively, underlying the 2029 Debentures were included in the diluted share count. The effect of the 2029 Debentures on diluted earnings per share was a decrease of approximately $0.04 and $0.08, respectively. There was no impact of the Debentures on diluted earnings per share for the three and nine month periods ended September 30, 2009.

5. REVOLVING CREDIT FACILITY
     At September 30, 2010, the aggregate borrowing capacity under the revolving credit facility was $375 million. The revolving credit facility consists of two separate sub-facilities: (i) a U.S. sub-facility and (ii) a Canadian sub-facility and includes a letter of credit sub-limit of up to $55 million. The facility matures on November 1, 2013 and is collateralized by the inventory of WESCO Distribution, Inc. (“WESCO Distribution”) and the inventory and accounts receivable of WESCO Distribution Canada, L.P. WESCO Distribution’s obligations under the revolving credit facility have been guaranteed by WESCO International, Inc. (“WESCO International”) and by certain of WESCO Distribution’s subsidiaries.
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
     Pursuant to the terms of the Amendment, WESCO agreed to modify the Applicable Margins (as defined in the Agreement) paid to the lenders on borrowings and letters of credit. Availability under the facility is limited to the amount of eligible U.S. and Canadian inventory and Canadian receivables applied against certain advance rates. Depending upon the amount of excess availability under the facility, interest will be calculated at LIBOR plus a margin that ranges between 2.25% and 2.875% or at the Index Rate (prime rate published by the Wall Street Journal) plus a margin that ranges between 1.00% and 1.625%. This change represented a 1.125% to 1.25% adjustment in borrowing margin over the previous rates. The fee for unused capacity associated with the facility was not changed and will range between 0.25% and 0.375%. At September 30, 2010, the interest rate on borrowings under this facility was approximately 2.7%.
     As long as the average daily excess availability for both the preceding and projected succeeding 90-day period is greater than $50 million, WESCO is permitted to make acquisitions and repurchase outstanding public stock and bonds. The above permitted transactions also are allowed if such excess availability is between $25 million and $50 million and WESCO’s fixed charge coverage ratio, as defined by Agreement, is at least 1.25 to 1.0 after taking into consideration the permitted transaction. Additionally, if excess availability under the revolving credit facility is less than $60 million, then WESCO must maintain a fixed charge coverage ratio of 1.1 to 1.0. At September 30, 2010 and December 31, 2009, WESCO had $18.0 million and $196.5 million, respectively, outstanding under the facility.
6. ACCOUNTS RECEIVABLE SECURITIZATION FACILITY
     On September 7, 2010, WESCO Distribution, Inc. (“WESCO Distribution”) entered into an amendment of its existing accounts receivable securitization facility (the “Receivables Facility”), pursuant to the terms and conditions of the Second Amendment (the “Amendment”) to Third Amended and Restated Receivables Purchase Agreement, dated as of April 13, 2009 (the “Agreement”), by and among WESCO Receivables Corp., WESCO Distribution, the Purchasers and Purchaser Agents party thereto and PNC Bank, National Association, as Administrator. The Amendment lowers the program fee from 3.0% to 1.75%, the commitment fee from 1.0% to 0.75%, and clarifies terms included in the definition of fixed charges. The Amendment also extends the term of the Receivables Facility to September 6, 2013. Substantially all other terms and conditions of the Agreement remain unchanged.
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
     The consolidated balance sheets as of September 31, 2010 and December 31, 2009 reflect $110.0 million and $45.0 million, respectively, of account receivables balances legally sold to third parties, as well as borrowings for equal amounts. At September 31, 2010, the interest rate on borrowings under this facility was approximately 2.6%.
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
8. EMPLOYEE BENEFIT PLANS
     A majority of WESCO’s employees are covered by defined contribution retirement savings plans for their services rendered subsequent to WESCO’s formation. WESCO also offers a deferred compensation plan for select individuals. For U.S. participants, WESCO will make contributions in an amount equal to 50% of the participant’s total monthly contributions up to a maximum of 6% of eligible compensation. For Canadian participants, WESCO will make contributions in an amount ranging from 1% to 7% of the participant’s eligible compensation based on years of continuous service. In addition, employer contributions may be made at the discretion of the Board of Directors. For the nine months ended September 30, 2010 and 2009, WESCO incurred charges of $17.9 million and $7.4 million, respectively, for all such plans. Effective January 1, 2010, WESCO reinstated all discretionary contributions that had been suspended since August 1, 2009 with the exception of a certain group of employees comprised of corporate officers and others. Reinstatement for these employees will be contingent upon WESCO reaching certain financial objectives. Contributions are made in cash to all employee retirement savings plan accounts, except for the deferred compensation plan. Employees then have the option to transfer balances allocated to their accounts into any of the available investment options, including WESCO common stock.
9. COMMITMENTS AND CONTINGENCIES
     WESCO is a co-defendant in a lawsuit filed in a state court in Indiana in which a customer alleges that WESCO sold defective products manufactured or remanufactured by others and is seeking monetary damages in the amount of $52 million. WESCO has denied any liability, believes that it has meritorious defenses and intends to vigorously defend itself against these allegations. Accordingly, no liability is recorded for this matter as of September 30, 2010.

10. COMPREHENSIVE INCOME
     The following tables set forth comprehensive income and its components:

	Three Months Ended
	September 30,
Amounts in thousands	2010	2009
Net Income	$33,661	$33,619
Foreign currency translation adjustment	5,901	11,395

Comprehensive income	$39,562	$45,014

	Nine Months Ended
	September 30,
Amounts in thousands	2010	2009
Net Income	$80,654	$83,335
Foreign currency translation adjustment	5,727	21,400

Comprehensive income	$86,381	$104,735

11. INCOME TAXES
     The effective tax rate for the three months ended September 30, 2010 and 2009 was 29.1% and 15.8%, respectively, and the effective tax rate for the nine months ended September 30, 2010 and 2009 was 28.9% and 22.5%, respectively. WESCO’s three and nine month effective tax rates are lower than the federal statutory rate of 35% primarily due to benefits resulting from the recapitalization of Canadian operations, which are partially offset by nondeductible expenses, state taxes and foreign rate differences. The effective tax rate for the nine months ended September 30, 2010 reflects discrete adjustments totaling $1.4 million related to changes in uncertain tax positions and discrete adjustments totaling $0.4 million related to prior years’ taxes. The effective tax rate for the nine months ended September 30, 2009 included a discrete benefit of $1.8 million related to the revaluation of deferred tax items associated with the convertible debt exchange and a discrete benefit of $0.2 million related to prior years’ taxes.
     The total amount of unrecognized tax benefits was $8.7 million and $8.1 million as of September 30, 2010 and December 31, 2009, respectively. If these tax benefits were recognized in the consolidated financial statements, the portion of these amounts that would reduce WESCO’s effective tax rate would be $7.6 million and $7.1 million, respectively. During the next twelve months, it is reasonably possible that the amount of unrecognized tax benefits will decrease by $1.2 million due to the resolution of federal, state and foreign tax examinations.
     WESCO records interest related to uncertain tax positions as a part of interest expense in the consolidated statement of income. Penalties are recognized as part of income tax expense. As of September 30, 2010 and December 31, 2009, WESCO had an accrued liability for interest related to uncertain tax positions of $5.0 million and $4.5 million, respectively. A penalty of $0.1 million was recorded during the nine months ended September 30, 2010.
12. OTHER FINANCIAL INFORMATION
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
     Condensed consolidating financial information for WESCO International, WESCO Distribution and the non-guarantor subsidiaries is as follows:

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS

	September 30, 2010
	(In thousands)
				Consolidating
	WESCO	WESCO		and
	International,	Distribution,	Non-Guarantor	Eliminating
	Inc.	Inc.	Subsidiaries	Entries	Consolidated

Cash and cash equivalents	$2	$26,929	$76,189	$—	$103,120
Trade accounts receivable, net	—	—	796,370	—	796,370
Inventories, net	—	327,626	224,356	—	551,982
Other current assets	—	6,128	60,212	—	66,340

Total current assets	2	360,683	1,157,127	—	1,517,812
Intercompany receivables, net	—	—	1,728,892	(1,728,892)	—
Property, buildings and equipment, net	—	39,573	74,791	—	114,364
Intangible assets, net	—	8,033	67,757	—	75,790
Goodwill and other intangibles, net	—	240,313	636,220	—	876,533
Investments in affiliates and other noncurrent assets	1,945,859	3,223,013	41,451	(5,159,563)	50,760

Total assets	$1,945,861	$3,871,615	$3,706,238	$(6,888,455)	$2,635,259

Accounts payable	$—	$397,514	$177,404	$—	$574,918
Other current liabilities	109,131	28,753	122,042	—	259,926

Total current liabilities	109,131	426,267	299,446	—	834,844
Intercompany payables, net	551,680	1,177,212	—	(1,728,892)	—
Long-term debt	166,262	169,396	147,988	—	483,646
Other noncurrent liabilities	23,242	158,134	40,096	—	221,472
Stockholders’ equity	1,095,297	1,940,606	3,218,957	(5,159,563)	1,095,297

Total liabilities and stockholders’ equity	$1,945,612	$3,871,615	$3,706,487	$(6,888,455)	$2,635,259

	December 31, 2009
	(In thousands)
				Consolidating
	WESCO	WESCO		and
	International,	Distribution,	Non-Guarantor	Eliminating
	Inc.	Inc.	Subsidiaries	Entries	Consolidated

Cash and cash equivalents	$3	$16,924	$95,402	$—	$112,329
Trade accounts receivable, net	—	—	635,754	—	635,754
Inventories, net	—	303,747	203,468	—	507,215
Other current assets	394	18,353	56,959	—	75,706

Total current assets	397	339,024	991,583	—	1,331,004
Intercompany receivables, net	—	—	1,560,850	(1,560,850)	—
Property, buildings and equipment, net	—	38,819	77,490	—	116,309
Intangible assets, net	—	8,704	72,604	—	81,308
Goodwill and other intangibles, net	—	188,329	675,081	—	863,410
Investments in affiliates and other noncurrent assets	1,837,883	3,169,830	33,656	(4,939,207)	102,162

Total assets	$1,838,280	$3,744,706	$3,411,264	$(6,500,057)	$2,494,193

Accounts payable	$—	$326,996	$126,158	$—	$453,154
Other current liabilities	99,528	37,080	91,072	—	227,680

Total current liabilities	99,528	364,076	217,230	—	680,834
Intercompany payables, net	554,257	1,006,593	—	(1,560,850)	—
Long-term debt	164,679	348,952	84,238	—	597,869
Other noncurrent liabilities	23,527	192,661	3,013	—	219,201
Stockholders’ equity	996,289	1,832,424	3,106,783	(4,939,207)	996,289

Total liabilities and stockholders’ equity	$1,838,280	$3,744,706	$3,411,264	$(6,500,057)	$2,494,193

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Three Months Ended September 30, 2010
	(In thousands)
				Consolidating
	WESCO	WESCO		and
	International,	Distribution,	Non-Guarantor	Eliminating
	Inc.	Inc.	Subsidiaries	Entries	Consolidated

Net Sales	$—	$734,684	$610,501	$(20,630)	$1,324,555
Cost of goods sold	—	591,544	495,855	(20,630)	1,066,769
Selling, general and administrative expenses	19	129,401	61,157	—	190,577
Depreciation and amortization	—	3,134	2,829	—	5,963
Results of affiliates’ operations	40,817	42,430	—	(83,247)	—
Interest expense, net	7,137	4,129	2,482	—	13,748
Other income	—	—	—	—	—
Provision for income taxes	—	8,089	5,748	—	13,837

Net income	$33,661	$40,817	$42,430	$(83,247)	$33,661

	Three Months Ended September 30, 2009
	(In thousands)
				Consolidating
	WESCO	WESCO		and
	International,	Distribution,	Non-Guarantor	Eliminating
	Inc.	Inc.	Subsidiaries	Entries	Consolidated

Net Sales	$—	$767,537	$384,890	$—	$1,152,427
Cost of goods sold	—	624,784	306,752	—	931,536
Selling, general and administrative expenses	20	131,880	36,409	—	168,309
Depreciation and amortization	—	4,990	1,420	—	6,410
Results of affiliates’ operations	28,148	36,328	—	(64,476)	—
Interest expense, net	470	14,907	(1,778)	—	13,599
Gain on debt exchange	(5,961)	—	—	—	(5,961)
Other income	—	(1,391)	—	—	(1,391)
Provision for income taxes	—	547	5,759	—	6,306

Net income	$33,619	$28,148	$36,328	$(64,476)	$33,619

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Nine Months Ended September 30, 2010
	(In thousands)
				Consolidating
	WESCO	WESCO		and
	International,	Distribution,	Non-Guarantor	Eliminating
	Inc.	Inc.	Subsidiaries	Entries	Consolidated

Net Sales	$—	$2,095,135	$1,690,249	$(53,109)	$3,732,275
Cost of goods sold	—	1,685,105	1,372,125	(53,109)	3,004,121
Selling, general and administrative expenses	141	383,376	176,075	—	559,592
Depreciation and amortization	—	9,244	8,440	—	17,684
Results of affiliates’ operations	102,459	112,174	—	(214,633)	—
Interest expense, net	21,664	11,134	8,880	—	41,678
Other income	—	(4,284)	—	—	(4,284)
Provision for income taxes	—	20,275	12,555	—	32,830

Net income	$80,654	$102,459	$112,174	$(214,633)	$80,654

	Nine Months Ended September 30, 2009
	(In thousands)
				Consolidating
	WESCO	WESCO		and
	International,	Distribution,	Non-Guarantor	Eliminating
	Inc.	Inc.	Subsidiaries	Entries	Consolidated

Net Sales	$—	$2,387,898	$1,103,334	$—	$3,491,232
Cost of goods sold	—	1,936,150	872,146	—	2,808,296
Selling, general and administrative expenses	24	406,714	118,920	—	525,658
Depreciation and amortization	—	15,189	4,737	—	19,926
Results of affiliates’ operations	78,522	100,539	—	(179,061)	—
Interest expense, net	1,124	46,463	(7,638)	—	39,949
Gain on debt exchange	(5,961)	—	—	—	(5,961)
Other income	—	(4,118)	—	—	(4,118)
Provision for income taxes	—	9,517	14,630	—	24,147

Net income	$83,335	$78,522	$100,539	$(179,061)	$83,335

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2010
	(In thousands)
	WESCO	WESCO		Consolidating
	International,	Distribution,	Non-Guarantor	and Eliminating
	Inc.	Inc.	Subsidiaries	Entries	Consolidated

Net cash provided (used) by operating activities	$1,370	$95,780	$(21,653)	$—	$75,497
Investing activities:
Capital expenditures	—	(9,835)	(288)	—	(10,123)
Acquisition payments	—	(14,344)	—	—	(14,344)
Proceeds from sale of subsidiary	—	40,000	—	—	40,000
Collection of note receivable	—	15,000	—	—	15,000
Other	—	4,979	—	—	4,979

Net cash provided (used) by investing activities	—	35,800	(288)	—	35,512
Financing activities
Net repayments	(2,577)	(112,981)	—	—	(115,558)
Equity transactions	1,206	—	—	—	1,206
Other	—	(8,594)	—	—	(8,594)

Net cash used by financing activities	(1,371)	(121,575)	—	—	(122,946)

Effect of exchange rate changes on cash and cash equivalents	—	—	2,728	—	2,728

Net change in cash and cash equivalents	(1)	10,005	(19,213)	—	(9,209)
Cash and cash equivalents at the beginning of year	3	16,924	95,402	—	112,329

Cash and cash equivalents at the end of period	$2	$26,929	$76,189	$—	$103,120

	Nine Months Ended September 30, 2009
	(In thousands)
	WESCO	WESCO		Consolidating
	International,	Distribution,	Non-Guarantor	and Eliminating
	Inc.	Inc.	Subsidiaries	Entries	Consolidated

Net cash (used) provided by operating activities	$(39,415)	$300,348	$29,921	$—	$290,854
Investing activities:
Capital expenditures	—	(9,900)	(605)	—	(10,505)
Acquisition payments	—	(214)	—	—	(214)
Proceeds from sale of subsidiary	—	1,328	—	—	1,328
Other	—	111	—	—	111

Net cash used by investing activities	—	(8,675)	(605)	—	(9,280)
Financing activities
Net repayments	38,942	(279,052)	(1,148)	—	(241,258)
Equity transactions	479	—	—	—	479
Other	—	(11,122)	(13,261)	—	(24,383)

Net cash provided (used) by financing activities	39,421	(290,174)	(14,409)	—	(265,162)

Effect of exchange rate changes on cash and cash equivalents	—	—	8,595	—	8,595

Net change in cash and cash equivalents	6	1,499	23,502	—	25,007
Cash and cash equivalents at the beginning of year	—	18,453	67,885	—	86,338

Cash and cash equivalents at the end of period	$6	$19,952	$91,387	$—	$111,345

13. SUBSEQUENT EVENT
     Pursuant to the indenture governing the 2025 Debentures, holders had the right to require WESCO to repurchase all or a portion of their 2025 Debentures on October 15, 2010 at a cash repurchase price equal to 100% of the principal amount of the 2025 Debentures, plus accrued and unpaid interest. Holders elected to surrender an incidental amount for repurchase, leaving the outstanding balance of the 2025 Debentures essentially unchanged at $92.3 million.

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
     Our financial results for the first nine months of 2010 reflect improving conditions in our served markets, higher product prices and product costs, favorable foreign currency exchange rates and the positive impact from our recent acquisition. Sales increased $241.1 million, or 6.9%, over the same period last year. Cost of goods sold as a percentage of net sales was 80.5% and 80.4% for the first nine months of 2010 and 2009, respectively. Operating income increased by $13.5 million, or 9.8%, primarily from organic growth of the base business. Net income for the nine months ended September 30, 2010 and 2009 was $80.7 million and $83.3 million, respectively.
Cash Flow
     We generated $75.5 million in operating cash flow for the first nine months of 2010. Included in this amount was net income of $80.7 million, an increase in accounts payable of $118.4 million and an increase in trade and other receivables of $149.6 million. Investing activities included proceeds from the sale of our 40% interest in the LADD joint venture. Proceeds included $40.0 million for our 40% interest, plus $15.0 million for the collection of a promissory note. Refer to Note 7 of our notes to the condensed consolidated financial statements for additional information regarding the LADD joint venture. Investing activities for the first nine months of 2010 also included $14.3 million for acquisition payments and $10.1 million for capital expenditures. Financing activities consisted of borrowings and repayments of $356.0 million and $534.5 million, respectively, related to our revolving credit facility, and borrowings and repayments of $360.0 million and $295.0 million, respectively, related to our Receivables Facility.
Financing Availability
     As of September 30, 2010, we had $518.6 million in total available borrowing capacity. The available borrowing capacity under our revolving credit facility, which has a maturity date of November 1, 2013, was $247.8 million, of which $189.0 million is the U.S. sub-facility borrowing limit and $58.8 million is the Canadian sub-facility borrowing limit. The available borrowing capacity under the Receivables Facility, which was amended and restated in September 2010 to, among other things, extend the maturity date to September 6, 2013, was $270.8 million at September 30, 2010. In addition, in August 2009, we completed an exchange offer pursuant to which we issued $345.0 million aggregate principal amount of the

2029 Debentures in exchange for approximately $299.7 million and $57.7 million aggregate principal amounts of our outstanding 2026 Debentures and 2025 Debentures, respectively. Our 2025 Debentures and 2029 Debentures cannot be redeemed or repurchased until October 2010 and September 2016, respectively. On October 15, 2010, holders of the 2025 Debentures surrendered an incidental amount for repurchase leaving the outstanding balance on 2025 Debentures essentially unchanged at $92.3 million. Holders of the 2025 Debentures will not have another opportunity to require WESCO to repurchase their debentures until October 15, 2015. We may redeem all or part of the remaining 2025 Debentures at anytime. We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions. For further discussion refer to “Liquidity and Capital Resources.”
Critical Accounting Policies and Estimates
     During the nine months period ended September 30, 2010, there were no significant changes to our critical accounting policies and estimates referenced in the 2009 Annual Report on Form 10-K.
Results of Operations
Third Quarter of 2010 versus Third Quarter of 2009
     The following table sets forth the percentage relationship to net sales of certain items in our condensed consolidated statements of income for the periods presented:

	Three Months Ended
	September 30,
	2010	2009
Net Sales	100.0%	100.0%
Cost of goods sold	80.5	80.8
Selling, general and administrative expenses	14.4	14.6
Depreciation and amortization	0.5	0.6

Income from operations	4.6	4.0
Interest expense	1.0	1.2
Gain on debt exchange	—	(0.5)
Other income	—	(0.1)

Income before income taxes	3.6	3.4
Provision for income taxes	1.1	0.5

Net income	2.5%	2.9%

     Net sales in the third quarter of 2010 totaled $1,324.6 million versus $1,152.4 million in the comparable period for 2009, an increase of $172.2 million, or 14.9%, over the same period last year. Sales were positively impacted by growth in our served markets, higher product prices due primarily to rising supplier product and commodity prices, favorable foreign currency exchange rates and the acquisition completed in the second quarter of 2010.
     Cost of goods sold for the third quarter of 2010 was $1,066.8 million versus $931.5 million for the comparable period in 2009, and cost of goods sold as a percentage of net sales was 80.5% and 80.8% in 2010 and 2009, respectively. The decrease in the cost of goods sold percentage was primarily due to higher supplier volume rebates and improved product billing margins, partially offset by an increase in inventory reserves.
     Selling, general and administrative (“SG&A”) expenses in the third quarter of 2010 totaled $190.6 million versus $168.3 million in last year’s comparable quarter. The increase in SG&A expenses is primarily due to the increase in commissions and incentives and the restoration of temporary cost reductions taken in the prior year. As a percentage of net sales, SG&A expenses were 14.4% in the third quarter of 2010 compared to 14.6% in the third quarter of 2009, primarily reflecting the increase in sales and the impact of headcount cost reduction actions taken in the prior year, partially offset by the impact of the reinstatement of discretionary benefits, the absence of mandatory unpaid leave of absences in the current year, and an increase in variable operating expenses.
     SG&A payroll expenses for the third quarter of 2010 of $136.0 million increased by $24.9 million compared to the same quarter in 2009. The increase in payroll expense was primarily due to the increase in commissions and incentives of $11.2 million due to increased sales and improved operating results. Also contributing to the increase in payroll expense was the reinstatement of 401(k) discretionary contributions and the absence of mandatory unpaid leave of absences in the current quarter, partially offset by the change in severance costs. The net impact of these temporary cost and discretionary benefit changes increased payroll expense by approximately $7.0 million. Other SG&A payroll related expenses increased $6.7 million.
     The remaining SG&A expenses for the third quarter of 2010 of $54.6 million decreased by $2.6 million compared to same quarter in 2009.
     Depreciation and amortization for the third quarter of 2010 was $6.0 million versus $6.4 million in last year’s comparable quarter. The decrease is due to the reduction in capital expenditures in 2009 and 2010.
     Interest expense totaled $13.7 million for the third quarter of 2010 versus $13.6 million in last year’s comparable quarter, an increase of 1.1%. Interest expense for the third quarter of 2010 was impacted by the increase in interest rates, which was a result of amending the revolving credit facility in February 2010. The Receivables Facility was amended on September 7, 2010 to, among other things, reduce the program fee and commitment fee. It is expected that these changes will have a favorable impact on interest expense in the future. The application of relevant guidance concerning convertible debt instruments as of January 1, 2009 resulted in non-cash interest expense of $1.2 million in 2010 and $2.9 million in 2009.
     The third quarter of 2009 included a gain on debt exchange totaling $6.0 million. On August 27, 2009, we completed an exchange offer pursuant to which we issued $345.0 million aggregate principal amount of 2029 Debentures in exchange for approximately $299.7 million and $57.7 million aggregate principal amounts of our 2026 Debentures and 2025 Debentures, respectively. The gain included the write-off of debt issue costs.
     There was no other income (non-operating) recorded during the third quarter of 2010. Other income totaled $1.4 million for the third quarter of 2009. The decrease in other income is due to the sale of our 40% interest in the LADD joint venture, on June 7, 2010, to Deutsch, previously the 60% owner of the LADD joint venture. We accounted for our investment in the LADD joint venture on an equity basis, and earnings were reported as other income in the consolidated statement of income. We received equity income through May 31, 2010 and distributions through April 30, 2010, the date Deutsch notified WESCO of its exercise of its option to purchase the remaining 40% of the LADD joint venture. As a result of this transaction, in the future there will be no other income reported for the LADD joint venture.
     Income tax expense totaled $13.8 million in the third quarter of 2010 compared to $6.3 million in last year’s comparable quarter, and the effective tax rate was 29.1% compared to 15.8% in the same quarter in 2009. The increase in the effective tax rate is primarily due to the revaluation of deferred tax items in the third quarter of 2009 related to the convertible debt exchange.
     For the third quarter of 2010, net income increased by $0.1 million to $33.7 million compared to $33.6 million in the third quarter of 2009. Diluted earnings per share was $0.74 for the third quarter of 2010 compared with $0.79 per diluted share for the third quarter of 2009.
Nine Months Ended September 30, 2010 versus Nine Months Ended September 30, 2009
     The following table sets forth the percentage relationship to net sales of certain items in our condensed consolidated statements of income for the periods presented:

	Nine Months Ended
	September 30,
	2010	2009
Net Sales	100.0%	100.0%
Cost of goods sold	80.5	80.4
Selling, general and administrative expenses	15.0	15.1
Depreciation and amortization	0.5	0.6

Income from operations	4.0	3.9
Interest expense	1.1	1.1
Gain on debt exchange	—	(0.2)
Other income	(0.1)	(0.1)

Income before income taxes	3.0	3.1
Provision for income taxes	0.8	0.7

Net income	2.2%	2.4%

     Net sales in the first nine months of 2010 totaled $3,732.3 million versus $3,491.2 million in the comparable period for 2009, an increase of $241.1 million, or 6.9%, over the same period last year. Sales were positively impacted by improved conditions in our served markets, higher product prices due primarily to rising supplier product and commodity prices, favorable foreign currency exchange rates and the acquisition completed in the second quarter of 2010.
     Cost of goods sold for the first nine months of 2010 was $3,004.1 million versus $2,808.3 million for the comparable period in 2009, and cost of goods sold as a percentage of net sales was 80.5% in 2010 and 80.4% in 2009. The increase in the cost of goods sold percentage was primarily due to an increase in inventory reserves due to higher inventory levels, partially offset by higher supplier volume rebates.
     SG&A expenses in the first nine months of 2010 totaled $559.6 million versus $525.7 million in last year’s comparable period. The increase in SG&A expenses is primarily due to the increase in commissions and incentives and the restoration of temporary cost reductions taken in the prior year. As a percentage of net sales, SG&A expenses were 15.0% and 15.1% in the first nine months of 2010 and 2009, respectively, primarily reflecting the increase in sales and the impact of headcount cost reduction actions taken in the prior year, partially offset by the impact of the reinstatement of discretionary benefits, the absence of mandatory unpaid leave of absences in the current year, an impairment charge related to our 40% interest in the LADD joint venture and an increase in variable operating expenses.
     SG&A payroll expenses for the first nine months of 2010 of $386.5 million increased by $29.3 million compared to the same period in 2009. The increase in payroll expenses was primarily due to the increase in commissions and incentives of $14.6 million due to increased sales and improved operating results. Also contributing to the increase in payroll expense was the reinstatement of 401(k) discretionary contributions and the absence of mandatory unpaid leave of absences in the first nine months of 2010, partially offset by the change in severance costs. The net impact of these temporary cost and discretionary benefit changes increased payroll expense by approximately $15.4 million. Other SG&A related payroll expenses decreased $0.7 million.
     The remaining SG&A expenses for the first nine months of 2010 of $173.1 million increased by approximately $4.5 million compared to the same period in 2009. Included in this period’s SG&A expenses was a charge of $3.8 million related to the impairment of our 40% interest in the LADD joint venture and an increase in various operating expenses of $0.7 million due to the increase in business activity levels.
     Depreciation and amortization for the first nine months of 2010 was $17.7 million versus $19.9 million in last year’s comparable period. The decrease is due to the reduction in capital expenditures in 2009 and 2010.
     Interest expense totaled $41.7 million for the first nine months of 2010 versus $39.9 million in last year’s comparable period, an increase of 4.3%. Interest expense for the first nine months of 2010 was impacted by the increase in interest rates, which was a result of amending both the Receivables Facility and the revolving credit facility in April 2009 and February 2010, respectively. The Receivables Facility was amended again on September 7, 2010 to, among other things, reduce the program fee and commitment fee. It is expected that these changes will have a favorable impact on interest expense in the future. The application of relevant guidance concerning convertible debt instruments as of January 1, 2009 resulted in non-cash interest expense of $3.7 million in 2010 and $10.6 million in 2009.
     The first nine months of 2009 included a gain on debt exchange totaling $6.0 million. On August 27, 2009, we completed an exchange offer pursuant to which we issued $345.0 million aggregate principal amount of 2029 Debentures in exchange for approximately $299.7 million and $57.7 million aggregate principal amounts of our 2026 Debentures and 2025 Debentures, respectively. The gain included the write-off of debt issue costs.
     Other income totaled $4.3 million for the first nine months of 2010 versus $4.1 million in the comparable period for 2009. The increase in other income is due to the increase in the joint venture’s income. We accounted for our investment in the LADD joint venture on an equity basis, and earnings were reported as other income in the consolidated statement of income. On June 7, 2010, we announced that we completed the sale of our 40% interest in the LADD joint venture to Deutsch, previously the 60% owner of the LADD joint venture. We received equity income through May 31, 2010 and distributions through April 30, 2010, the date Deutsch notified WESCO of its exercise of its option to purchase the remaining 40% of the LADD joint venture. As a result of this transaction, in the future there will be no other income reported for the LADD joint venture.
     Income tax expense totaled $32.8 million in the first nine months of 2010 compared to $24.1 million in the first nine months of 2009, and the effective tax rate was 28.9% compared to 22.5% in the same period in 2009. The increase in the effective tax rate is due to the revaluation of deferred tax items in the third quarter of 2009 related to the convertible debt exchange and the partial recapitalization of Canadian debt in 2010.
     For the first nine months of 2010, net income decreased by $2.6 million to $80.7 million compared to $83.3 million in the first nine months of 2009. Diluted earnings per share was $1.79 for the first nine months of 2010 compared to $1.95 per diluted share for the first nine months of 2009. The decrease in net income was primarily due to the increase in operating costs, the increase in the effective tax rate and the gain recognized in the prior year related to the convertible debt exchange.
Liquidity and Capital Resources
     Total assets were $2.6 billion at September 30, 2010, compared to $2.5 billion at December 31, 2009. The $141.1 million increase in total assets was principally attributable to the increase in accounts receivable of $160.6 million and the increase in inventory of $44.8 million, which was partially offset by the decrease in investment in subsidiary of $44.0 million related to the sale of our 40% interest in the LADD joint venture, the decrease in other assets of $11.6 million related to the collection of the LADD joint venture promissory note, the decrease in cash of $9.2 million, and the decrease in other accounts receivable of $8.6 million. Total liabilities at September 30, 2010 and December 31, 2009 were $1.5 billion. Total liabilities remained unchanged primarily as a result of the increase in accounts payable of $121.8, which was mostly offset by the decrease in long-term debt of $111.5 million. Stockholders’ equity increased 9.9% to $1,095.3 million at September 30, 2010, compared with $996.3 million at December 31, 2009, primarily as a result of net earnings of $80.7 million and stock-based compensation expense of $11.5 million.
     Our liquidity needs generally arise from working capital requirements, capital expenditures, acquisitions and debt service obligations. As of September 30, 2010, we had $247.8 million in available borrowing capacity under our revolving credit facility, which, combined with our $270.8 million of available borrowing capacity under our Receivables Facility and our invested cash, provides us with liquidity of $582.0 million. During the second quarter of 2010, we used the proceeds from the sale of our 40% interest in the LADD joint venture, net of payments for the acquisition of the business of Potelcom Supply, Inc., to pay down our variable rate debt. We believe cash provided by operations and financing activities will be adequate to cover our current operational and business needs.
     We communicate on a regular basis with our lenders regarding our financial and working capital performance and liquidity position. We were in compliance with all covenants and restrictions as of September 30, 2010.
     We did not note any conditions or events during the third quarter of 2010 requiring an interim evaluation of impairment of goodwill. We will perform our annual impairment testing of goodwill and indefinite-lived intangible assets during the fourth quarter of 2010.
     Over the next several quarters, we expect to maintain working capital productivity, and it is expected that excess cash will be directed primarily at debt reduction and acquisitions. Our near term focus will be managing our cost structure as we experience sales growth and maintaining ample liquidity and credit availability. We believe our balance sheet and ability to generate ample cash flow provides us with a durable business model and should allow us to fund expansion needs and growth initiatives in this time of economic recovery.
Cash Flow
     Operating Activities. Cash provided by operating activities for the first nine months of 2010 totaled $75.5 million compared with $290.9 million of cash generated for the first nine months of 2009. Cash provided by operating activities in the first nine months of 2010 included net income of $80.7 million and adjustments to net income totaling $31.2 million. Cash flow generated from the changes in assets and liabilities was attributable to an increase in accounts payable of $118.4 million, an increase in accrued payroll and benefit costs of $20.6 million due to the increase in commissions, incentives and benefit costs, an increase in other current and noncurrent liabilities of $11.7 million, and a decrease in prepaid expenses and other current assets of $3.4 million. Cash used by operating activities in the first nine months of 2010 included: $149.6 million for the increase in trade and other receivables, resulting from an increase in sales; and $40.9 million for the increase in inventory. During the first nine months of 2009, primary sources of cash were net income of $83.3 million and adjustments to net income totaling $43.6 million; a decrease in trade and other receivables of $148.9 million, resulting from the decrease in sales; and a decrease in inventory of $117.1 million. Cash used by operating activities in the first nine months of 2009 included: $69.7 million for the decrease in accounts payable, resulting from the decrease in purchasing activity; $21.4 million for the decrease in accrued payroll and benefit costs, resulting from the payment of the 2008 management incentive compensation; $8.6 million for the increase in prepaid expenses and other current assets and $2.3 million for the decrease in other current and noncurrent liabilities.
     Investing Activities. Net cash provided by investing activities for the first nine months of 2010 was $35.5 million, compared with $9.3 million of net cash used during the first nine months of 2009. Included in 2010 were proceeds from the sale of our 40% interest in the LADD joint venture. Proceeds included $40.0 million for our 40% interest, plus $15.0 million for the collection of a promissory note. Investing activities for the first nine months of 2010 also included payments of $14.3 million related to the acquisition of the business of Potelcom Supply, Inc. Capital expenditures were $10.1 million and $10.5 million in the first nine months of 2010 and 2009, respectively.
     Financing Activities. Net cash used by financing activities for the first nine months of 2010 and 2009 was $122.9 million and $265.2 million, respectively. During the first nine months of 2010, borrowings and repayments of long-term debt of $356.0 million and $534.5 million, respectively, were made to our revolving credit facility. Borrowings and repayments of $360.0 million and $295.0 million, respectively, were applied to our Receivables Facility, and there were repayments of $1.2 million to our mortgage financing facility. During the first nine months of 2009, borrowings and repayments of long-term debt of $250.7 million and $245.2 million, respectively, were made to our revolving credit facility. Borrowings and repayments of $55.0 million and $300.0 million, respectively, were applied to our Receivables Facility, and there were repayments of $1.1 million to our mortgage financing facility.
Contractual Cash Obligations and Other Commercial Commitments
     There were no material changes in our contractual obligations and other commercial commitments that would require an update to the disclosure provided in our 2009 Annual Report on Form 10-K, other than the revolving credit facility disclosure and the Receivables Facility disclosure in Notes 5 and 6, respectively, to the condensed consolidated financial statements. Management believes that cash generated from operations, together with amounts available under our revolving credit facility and the Receivables Facility, will be sufficient to meet our working capital, capital expenditures and other cash requirements for the foreseeable future. However, there can be no assurances that this will continue to be the case.
Inflation
     The rate of inflation affects different commodities, the cost of products purchased and ultimately the pricing of our different products and product classes to our customers. On an overall basis, our pricing related to inflation comprised an estimated $90.0 million of our sales revenue for the nine months ended September 30, 2010.
Seasonality
     Our operating results are not significantly affected by certain seasonal factors. Sales during the first and fourth quarters are generally below the sales of the second and third quarters due to reduced level of activity during the winter months of November through February. Sales typically increase beginning in March with slight fluctuations per month through October.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risks
     There have not been any material changes to our exposures to market risk during the quarter ended September 30, 2010 that would require an update to the disclosures provided in our 2009 Annual Report on Form 10-K.
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
     Changes in Internal Control Over Financial Reporting
     During the third quarter of 2010, there were no changes in our internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     As initially reported in our 2008 Annual Report on Form 10-K, we are a co-defendant in a lawsuit filed in a state court in Indiana in which a customer alleges that we sold defective products manufactured or remanufactured by others and is seeking monetary damages in the amount of $52 million. We have denied any liability, continue to believe that we have meritorious defenses and intend to vigorously defend ourselves against these allegations. Accordingly, no liability is recorded for this matter as of September 30, 2010.
     Information relating to legal proceedings is included in Note 9, Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements and is incorporated herein by reference.
Item 6. Exhibits
     (a) Exhibits

10.1	Term sheet, dated June 18, 2010, memorializing terms of employment of Kimberly Windrow by WESCO International, Inc.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) promulgated under the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) promulgated under the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File*

*	In accordance with Rule 406T of Regulation S-T promulgated by the Securities and Exchange Commission, Exhibit 101 is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESCO International, Inc.

Date: November 2, 2010	/s/ Richard P. Heyse Richard P. Heyse
Vice President and Chief Financial Officer