Form 10-K
period 2010-12-31
WESCO INTERNATIONAL INC
filed 2011-02-25
CIK 929008

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such file). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The registrant estimates that the aggregate market value of the voting shares held by non-affiliates of the registrant was approximately $1,379.8 million as of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price on the New York Stock Exchange for such stock.
     As of February 21, 2011, 43,045,119 shares of Common Stock, par value $.01 per share, of the registrant were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Part III of this Form 10-K incorporates by reference portions of the registrant’s Proxy Statement for its 2011 Annual Meeting of Stockholders.

WESCO INTERNATIONAL, INC.
Annual Report on Form 10-K for the Fiscal Year Ended
December 31, 2010

PART I
Item 1. Business.
     In this Annual Report on Form 10-K, “WESCO” refers to WESCO International, Inc., and its subsidiaries and its predecessors unless the context otherwise requires. References to “we,” “us,” “our” and the “Company” refer to WESCO and its subsidiaries.
The Company
     WESCO International, Inc. (“WESCO International”), incorporated in 1993 and formed in February 1994 upon acquiring a distribution business from Westinghouse Electric Corporation, is a leading North American distributor of products and provider of advanced supply chain management and logistics services used primarily in industrial, construction, utility and commercial, institutional and government markets. We serve over 100,000 customers globally, including a large percentage of Fortune 1000 companies, through approximately 400 full service branches and seven distribution centers located in the United States, Canada, Mexico, United Kingdom, Singapore, China, Australia, Africa and the United Arab Emirates. At the end of 2010, we had approximately 6,800 employees worldwide.
     We are a leading provider of electrical, industrial, and communications maintenance, repair and operating (“MRO”) and original equipment manufacturers (“OEM”) products, construction materials, and advanced supply chain management and logistics services. Our primary product categories include general electrical and industrial supplies, wire, cable and conduit, data communications, power distribution equipment, lighting and lighting control systems, control and automation and motors. We expanded upon our communications product offerings in December 2010 upon acquiring TVC Communications, L.L.C (“TVC Communications”), a leading distributor of broadband communications network infrastructure products serving the cable, telecommunications and satellite industries. We distribute over 1,000,000 products from more than 17,000 suppliers utilizing a highly automated, proprietary electronic procurement and inventory replenishment system. In addition, we offer a comprehensive portfolio of value-added services, which includes supply chain management, logistics and transportation procurement, warehousing and inventory management, as well as kitting, limited assembly of products and system installation. Our value-added capabilities, extensive geographic reach, experienced workforce and broad product and supply chain solutions have enabled us to grow our business and establish a leading position in North America.
Industry Overview
     We operate in highly fragmented markets that include thousands of small regional and locally based, privately owned competitors. In 2009, the latest year for which market share data is available, the five largest national distributors, including us, accounted for approximately 29% of estimated total electrical distribution industry sales in the United States. Our global account, integrated supply and OEM programs provide customers with a regional, national, North American and, in some cases, global supply chain consolidation opportunity. The demand for these programs has grown in recent years, driven primarily by the desire of companies to reduce operating expenses by implementing third-party programs for the operational and administrative functions associated with the procurement, management and utilization of MRO supplies and OEM components. We believe that significant opportunities exist for further expansion of these programs, as the total potential in the United States for purchases of supplies and services across all market segments and channels is currently estimated to be greater than $500 billion.
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
Markets and Customers
     We have a large base of over 100,000 customers across a diverse set of end markets. Our top ten customers accounted for approximately 12% of our sales in 2010. No one customer accounted for more than 4% of our sales in 2010.

     The following table outlines our sales breakdown by end market:

Year Ended December 31,	2010	2009	2008

(percentages based on total sales)

Industrial	42%	40%	43%
Construction	38%	36%	35%
Utility	13%	17%	16%
Commercial, Institutional and Governmental	7%	7%	6%

     Industrial. Sales to industrial customers of MRO, OEM, and construction products and services accounted for approximately 42% of our sales in 2010, compared to 40% in 2009. MRO and capital expansion product categories include a broad range of electrical supplies as well as lubricants, pipe, valves, fittings, fasteners, cutting tools and power transmission products. OEM customers require a reliable supply of assemblies and components to incorporate into their own products as well as value-added services such as supplier consolidation, design and technical support, just-in-time supply and electronic commerce.
     Construction. Sales of electrical and communications products to construction contractors accounted for approximately 38% of our sales in 2010, compared to 36% in 2009. Customers include a wide array of contractors and engineering, procurement and construction firms for industrial, infrastructure, commercial and data communications projects for applications such as refineries, railways, hospitals, wastewater treatment facilities, data centers, security installations, offices, and modular and mobile homes. Products purchased by electrical subcontractors typically account for approximately 40% to 50% of their installed project cost, making accurate cost estimates and competitive material costs critical to a contractor’s success in winning and completing profitable projects. In addition to a wide array of electrical products, we offer contractors data communications products such as IT/network modernization, physical security upgrades, broadband deployments, network security, and disaster recovery.
     Utility. Sales to utilities and utility contractors accounted for approximately 13% of our sales in 2010, compared to 17% in 2009. Customers include large investor-owned utilities, rural electric cooperatives, municipal power authorities and contractors that serve these customers. We provide our utility customers with products and services to support the construction and maintenance of their transmission and distribution lines along with an extensive range of supplies to meet their power plant MRO and capital projects needs. Full materials management and procurement outsourcing arrangements are also important in this market, as cost pressures and deregulation have caused utility customers to seek improvements in the efficiency and effectiveness of their supply chains.
     Commercial, Institutional and Governmental. Sales to CIG customers accounted for approximately 7% of our sales in 2010 and 2009. Customers include schools, hospitals, property management firms, retailers and federal, state and local government agencies of all types, including federal contractors.
Business Strategy
     Our goal is to grow organically and through accretive acquisitions at a rate greater than that of our industry. Our organic growth strategy leverages our existing strengths and focuses on initiatives to enhance our sales and customer service, develop new end markets, broaden our product and service offerings and expand our geographic footprint. To complement our organic growth strategy and to expand our ability to serve existing as well as new customers, we intend to pursue strategic acquisitions. We utilize LEAN continuous improvement initiatives on a company-wide basis to deliver operational excellence and improve results. We also extend our LEAN initiatives to customers to improve the efficiency and effectiveness of their operations and supply chains. In addition, we seek to generate a distinct competitive advantage through talent management and employee development processes and programs.
     We currently are focusing our growth efforts on the following end markets, product categories and business models:

End Markets	Product Categories	Business Models
• Construction	• Data communications and security products	• Global account and integrated supply programs

• Government
• Lighting systems and sustainability
• International
• Wire and cable
• Utility

     Grow Our Global Account Customer Relationships and Base. Our typical global account customer is a Fortune 1000 industrial or commercial company, a large utility, a major contractor, or a governmental or institutional customer, in each case with multiple locations. Our global account program is designed to provide customers with supply chain management and cost reductions by coordinating and standardizing activity for MRO supplies and OEM direct materials across their multiple locations. Comprehensive implementation plans are managed at the local, national and international levels to identify key performance measures, prioritize activities and track progress against objectives. We involve our preferred suppliers early in the implementation process, where they can contribute expertise and product knowledge to accelerate program implementation and achievement of cost savings and process improvements.
     Over the past ten years, we believe revenue growth from our global account programs has exceeded the annual growth rate of the overall electrical distribution industry. Our objective is to continue to increase revenue from our global account programs by expanding our product and service offerings to existing global account customers and expanding our reach to serve additional customer locations. We also plan on expanding our customer base by capitalizing on our industry expertise and supply chain optimization capabilities.
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
     Expand Our Relationships with Construction Contractors. Our construction sales are focused on contractors, particularly those involved with healthcare, government facilities, enterprise data communications, telecommunication and energy and government infrastructure-related projects. We believe that significant cross selling opportunities exist for electrical and data communications products and we intend to use our global account programs, LEAN initiatives and project management expertise to capitalize on construction business.
     Expand Government Business. Our dedicated government business development and sales team is focused on serving federal, state and local government agencies. In addition to coordinating business at a federal, state and local level, we are focused on monitoring all activity and opportunities related to the American Recovery and Reinvestment Act and have seen positive results from these efforts, and plan to continue to emphasize this area of our business in 2011 and 2012.
     Expand Our Position in Wire and Cable. Our wire and cable product and service offerings are sold to customers in all our end markets. We are focused on growing our wire and cable business by enhancing our service capabilities and expanding our wire and cable geographic presence. In addition, we have a team of specialists working directly with our sales force to provide our customers with single source wire and cable solutions.
     Expand Products and Services for Utilities. Our utility customers continue to be focused on operating efficiency and cost reduction. As a result, we anticipate an increase in distribution grid improvement and transmission expansion projects. Accordingly, we are focused on expanding our logistical and project services, integrated supply services and project management programs to increase our scope of supply on distribution grid transmission, generation and alternative energy projects.
     Expand International Operations. We seek to capitalize on existing and emerging international market opportunities through collaborative investments with key customers and suppliers. We follow our established customers and pursue business that we believe utilizes and extends our existing capabilities. During 2010, we established a commercial presence in Columbia, Spain, Brazil and Belgium through the acquisition of TVC Communications. We believe this strategy of working through well-developed customer and supplier relationships significantly reduces risk and provides the opportunity to establish profitable business. Our priorities are focused on global energy and construction projects, as well as attractive vertical markets such as infrastructure, data communications, alternative energy and integrated supply and procurement outsourcing.
     Grow Our Communications Products Position. Over the last several years, there has been a convergence of electrical and data communications contractors. Our ability to provide both electrical and communications products and services lines as well as automation, electromechanical, non-electrical MRO, physical security and utility products has presented expanded cross selling opportunities across WESCO. Communications products have continued to be in strong demand due to networking upgrades, low voltage security investments, data center upgrades and increasing broadband utilization. We are investing in the expansion of our communications sales force and geographic footprint. In December 2010, we expanded our capabilities into broadband and telecommunication product lines with the acquisition of TVC Communications.
     Grow Lighting System Sales. Lighting applications are undergoing significant innovation driven by energy efficiency and sustainability trends. We expanded our sales team and marketing initiatives in 2010 and will continue to focus significant resources on this product category as we believe the trends in lighting systems will provide attractive growth opportunities for the next several years.
     Increase Business in Sustainable Technologies. Demand is building for sustainable and energy efficient solutions in the electrical and industrial distribution industry, and we are integrating “green” technologies into our product and service offerings. Our goal is to help our customers meet their environmental sustainability objectives by providing world-class sustainable products and solutions from leading manufacturers. We also provide the education and resources that organizations need to deploy these solutions.
     Pursue Strategic Acquisitions. Since 1995, we have completed 34 acquisitions. In 2010, we acquired two businesses: Potelcom Supply, Inc. (“Potelcom”) and TVC Communications. We believe that the highly fragmented nature of the electrical and industrial distribution industry will continue to provide acquisition opportunities. We expect that any future acquisitions will be financed with internally generated funds, additional debt and/or the issuance of equity securities.
     Drive Operational Excellence. LEAN continuous improvement is a set of company-wide strategic initiatives to increase efficiency and effectiveness across the entire business enterprise, including sales, operations and administrative processes. The basic principles behind LEAN are to systematically identify and implement improvements through simplification, elimination of waste and reduction in errors. We apply LEAN in our distribution environment, and develop and deploy numerous initiatives through the Kaizen approach targeting improvements in sales, margin, warehouse operations, transportation, purchasing, inventory, accounts receivable, accounts payable, and administrative processes. Our objective is to continue to implement LEAN initiatives across our business enterprise and to extend LEAN services to our customers.
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
     Representative product categories and associated product lines that we offer include:
•	General and Industrial Supplies. Wiring devices, fuses, terminals, connectors, boxes, enclosures, fittings, lugs, terminations, tape, splicing and marking equipment, tools and testers, safety and security, personal protection, abrasives, cutting tools, tapes, consumables, fasteners, janitorial and other MRO supplies;

•	Wire, Cable and Conduit. Wire, cable, raceway, metallic and non-metallic conduit;

•	Communications Products. Structured cabling systems, broadband products, low voltage specialty systems, specialty wire and cable products, equipment racks and cabinets, access control, alarms, cameras, paging and voice solutions;

•	Power Distribution Equipment. Circuit breakers, transformers, switchboards, panel boards, metering products and busway products;

•	Lighting and Controls. Lamps, fixtures, ballasts and lighting control products; and

•	Control, Automation and Motors. Motor control devices, drives, surge and power protection, relays, timers, pushbuttons, operator interfaces, switches, sensors, and interconnects.

     The following table sets forth sales information about our sales by product category:

Year Ended December 31,	2010	2009	2008

(percentages based on total sales)
General and Industrial Supplies	35%	35%	35%
Wire, Cable and Conduit	18%	18%	20%
Data Communications	15%	14%	12%
Power Distribution Equipment	12%	13%	13%
Lighting and Controls	10%	11%	10%
Control, Automation and Motors	10%	9%	10%

     We purchase products from a diverse group of more than 17,000 suppliers. In 2010, our ten largest suppliers accounted for approximately 32% of our purchases. The largest of these was Eaton Corporation, through its Eaton Electrical division, which accounted for approximately 12% of our total purchases. No other supplier accounted for more than 5% of our total purchases.
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
     Extensive Distribution Network. We operate approximately 400 geographically dispersed branch locations and seven distribution centers (four in the United States and three in Canada). Our distribution centers add value for our customers, suppliers, and branches through the combination of a broad and deep selection of inventory, online ordering, next-day shipment and central order handling and fulfillment. Our distribution center network reduces the lead-time and cost of supply chain activities through automated replenishment and warehouse management systems and economies of scale in purchasing, inventory management, administration and transportation. This extensive network, which would be difficult and expensive to duplicate, provides us with a distinct competitive advantage and allows us to:
•	Enhance localized customer service, technical support and sales coverage;

•	Tailor individual branch products and services to local customer needs; and

•	Offer multi-site distribution capabilities to large customers and global accounts.
     Low Cost Operator. Our competitive position has been enhanced by our consistent favorable operating cost position, which is based on use of LEAN, strategically-located distribution centers, and purchasing economies of scale. As a result of these factors, our operating cost as a percentage of sales is one of the lowest in our industry. Our selling, general and administrative expenses as a percentage of revenues for 2010 were 15.1%, significantly below our peer group 2010 average of approximately 18.5%, according to the National Association of Electrical Distributors.
Geography
     Our network of branches and distribution centers are located primarily in the United States, Canada, and Mexico, with additional locations in the United Kingdom, Singapore, China, Australia, Africa and the United Arab Emirates.
     United States. To serve our customers in the United States, we operate a network of approximately 325 branches supported by four distribution centers located in Pennsylvania, Nevada, Mississippi and Arkansas. With sales of approximately $4,198 million, sales in the United States represented approximately 83% of our total sales in 2010. According to the Electrical Wholesaling Magazine, the U.S. electrical wholesale distribution industry had estimated sales of approximately $80 billion in 2010.
     Canada. To serve our Canadian customers, we operate a network of approximately 50 branches in nine provinces. Branch operations are supported by three distribution centers located in Montreal, Edmonton and Vancouver. With sales of approximately $682 million, sales in Canada represented approximately 13% of our total sales in 2010. Total industry sales in Canada are approximately $5.9 billion in 2010 according to the Canadian Distribution Council.
     Mexico. We have ten branch locations in Mexico. Our headquarters in Tlalnepantla Estado de Mexico operates similar to a distribution center to enhance the service capabilities of the local branches. We pursue business opportunities in the Gulf of Mexico and seek to capitalize on the mining and Maquiladora OEM business opportunities on the United States-Mexican border.
     Other International Locations. We sell to global customers through domestic export sales offices located within North America and sales offices in various international locations. Our operations in Aberdeen, Scotland and Manchester, England support sales efforts in Europe and the Middle East. We have operations in Nigeria and Angola to serve West Africa, an office in United Arab Emirates to serve the Middle East, an office in Singapore to support our sales to Asia and West Africa, an office in Perth to serve customers in Western Australia and an office near Shanghai to serve customers in China. All of our international locations have been established to serve our growing list of customers with global operations.

The following table sets forth information about us by geographic area:

	Net Sales						Long-Lived Assets
	Year Ended December 31,						December 31,
	2010		2009		2008		2010	2009	2008

(In thousands)
United States	$4,198,420	83%	$3,928,182	85%	$5,305,744	87%	$117,767	$112,955	$120,185
Canada	682,415	13%	559,367	12%	673,284	11%	12,446	12,343	10,692
Mexico	51,413	1%	39,032	1%	36,802	1%	641	624	764

Subtotal North American Operations	4,932,248		4,526,581		6,015,830		130,854	125,922	131,641
Other Foreign	131,614	3%	97,373	2%	95,010	2%	325	74	128

Total U.S. and Foreign	$5,063,862		$4,623,954		$6,110,840		$131,179	$125,996	$131,769

Intellectual Property
     We currently have trademarks, patents and service marks registered with the U.S. Patent and Trademark Office. The registered trademarks and service marks include: “WESCO ® ”, our corporate logo and the running man logo. “Go Green with WESCO” and “LEAN GREEN with WESCO” were added to our trademark portfolio in 2009 in an effort to promote our sustainability and environmentally friendly sales and marketing initiatives. These trademarks and service mark applications have been filed in various foreign jurisdictions, including Canada, Mexico, the United Kingdom, Singapore, China, Hong Kong, Thailand and the European Community.
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
Seasonality
     Our operating results are not significantly affected by seasonal factors. Sales during the first and fourth quarters are generally 1-3% below the sales of the second and third quarters, due to a reduced level of activity during the winter months of November through February. Sales typically increase beginning in March, with slight fluctuations per month through October. During periods of economic expansion or contraction our sales by quarter have varied significantly.
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

Executive Officers
     Our executive officers and their respective ages and positions as of February 24, 2011, are set forth below.

Name	Age	Position
Roy W. Haley	64	Executive Chairman
John J. Engel	49	President and Chief Executive Officer
Stephen A. Van Oss	56	Senior Vice President and Chief Operating Officer
Richard P. Heyse	48	Vice President and Chief Financial Officer
Daniel A. Brailer	53	Vice President, Treasurer and Investor Relations
Allan A. Duganier	55	Director of Internal Audit
Timothy A. Hibbard	54	Corporate Controller
Diane E. Lazzaris	44	Vice President, Legal Affairs
Kimberly G. Windrow	53	Vice President, Human Resources
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
     Richard P. Heyse has served as our Vice President and Chief Financial Officer since June 2009. From April 2005 to May 2009, he served as Vice President and Chief Financial Officer of Innophos Holdings, a North American producer of specialty phosphates. From 2001 to 2005, he served as Division Controller for the chemical and specialty polymers businesses of Eastman Chemical Company. Mr. Heyse also has held various positions in Finance, IT and Engineering with Koch Industries, Eaton Corporation and International Paper.
     Daniel A. Brailer has served as our Vice President, Treasurer and Investor Relations since May 2006. From 1999 to May 2006, he served as our Treasurer and Director of Investor Relations. Prior to joining the Company, Mr. Brailer served in various positions at Mellon Financial Corporation, most recently as Senior Vice President.
     Allan A. Duganier has served as our Director of Internal Audit since January 2006. From 2001 to January 2006, Mr. Duganier served as our Corporate Operations Controller and, from 2000 to 2001, as our Industrial/Construction Group Controller.
     Timothy A. Hibbard has served as our Corporate Controller since July 2006. From 2002 to July 2006, he served as Corporate Controller at Kennametal Inc. From 2000 to February 2002, Mr. Hibbard served as Director of Finance of Kennametal’s Advanced Materials Solutions Group, and, from 1998 to 2000, he served as Controller of Greenfield Industries, Inc., a subsidiary of Kennametal Inc.
     Diane E. Lazzaris has served as our Vice President, Legal Affairs since February 2010. From February 2008 to February 2010, Ms. Lazzaris served as Senior Vice President — Legal, General Counsel and Corporate Secretary of Dick’s Sporting Goods, Inc. From 1994 to February 2008, she held various corporate counsel positions at Alcoa Inc., most recently as Group Counsel to a group of global businesses.

     Kimberly G. Windrow has served as our Vice President, Human Resources since August 2010. From 2004 until July 2010, Ms. Windrow served as Senior Vice President of Human Resources for The McGraw Hill Companies in the Education segment. From 2000 until July 2004, she served as Senior Vice President of Human Resources for The MONY Group, and from 1988 until 1999, she served in various Human Resource positions at Willis, Inc.
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
     Our results of operations are affected by the level of business activity of our customers, which in turn is affected by global economic conditions and market factors impacting the industries and markets that they serve. Although economic conditions have been improving, certain global economies and markets continue to experience significant uncertainty and volatility. Adverse economic conditions or lack of liquidity in various markets, particularly in North America, may adversely affect our revenues and operating results. Economic and financial market conditions also affect the availability of financing for projects and for our customers’ capital or other expenditures, which can result in project delays or cancellations and thus affect demand for our products. There can be no assurance that any governmental responses to economic conditions or disruptions in the financial markets ultimately will stabilize the markets or increase our customers’ liquidity or the availability of credit to our customers. Should one or more of our larger customers declare bankruptcy, it could adversely affect the collectability of our accounts receivable, bad debt reserves and net income. In addition, our ability to access the capital markets may be restricted at a time when we would like, or need, to do so. The global economic and financial environment also may affect our business and financial condition in ways that we currently cannot predict, and there can be no assurance that global economic and market conditions will not adversely affect our results of operations, cash flow or financial position in the future.
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
     As of December 31, 2010, we had $908.3 million of consolidated indebtedness (excludes debt discount), including $150 million in aggregate principal amount of 7.50% Senior Subordinated Notes due 2017 (the “2017 Notes”) and $345.0 million in aggregate principal amount of 6.0% Convertible Senior Debentures due 2029 (the “2029 Debentures”). Our consolidated indebtedness also includes our mortgage facility, revolving credit facility, which has an aggregate borrowing capacity of $375.0 million, and accounts receivable securitization facility (the “Receivables Facility”), through which we sell up to $450 million of our accounts receivable to a third-party conduit. We and our subsidiaries may undertake additional borrowings in the future, subject to certain limitations contained in the instruments governing our indebtedness.
     Our debt service obligations have important consequences, including: our payments of principal and interest reduce the funds available to us for operations, future business opportunities and acquisitions and other purposes; they increase our vulnerability to adverse economic, financial market and industry conditions; our ability to obtain additional financing may be limited; they may hinder our ability to adjust rapidly to changing market conditions; we may be required to incur additional interest due to the contingent interest features of the 2029 Debentures, which are embedded derivatives; and our financial results are affected by increased interest costs. Our ability to make scheduled payments of principal and interest on our debt, refinance our indebtedness, make scheduled payments on our operating leases, fund planned capital expenditures or to finance acquisitions will depend on our future performance, which, to a certain extent, is subject to economic, financial, competitive and other factors beyond our control. There can be no assurance that our business will continue to generate sufficient cash flow from operations in the future to service our debt, make necessary capital expenditures or meet other cash needs. If unable to do so, we may be required to refinance all or a portion of our existing debt, to sell assets or to obtain additional financing. Our Receivables Facility is subject to renewal in September 2013, and our revolving credit facility is subject to renewal in November 2013. There can be no assurance that available funding or any sale of additional receivables or additional financing will be possible at the times of renewal in amounts or terms favorable to us, if at all.
     Over the next three years, we expect to repay approximately $413.0 million of indebtedness, of which $370.0 million is related to our Receivables Facility, $39.2 million is related to our mortgage credit facility, $2.9 million is related to capital leases, and $0.2 million is related to our 1.75% Convertible Senior Debentures due 2026 (the “2026 Debentures”) and notes payable associated with acquisitions.
Certain events or conditions could lead to interruptions in our operations, which may materially adversely affect our business, financial condition or results of operations.
     We operate a number of facilities and we coordinate company activities, including information technology systems and administrative services and the like, through our headquarters operations. Our operations depend on our ability to maintain existing systems and implement new technology, which includes allocating sufficient resources to periodically upgrade our information technology systems, and to protect our equipment and the information stored in our databases against both manmade and natural disasters, as well as power losses, computer and telecommunications failures, technological breakdowns, unauthorized intrusions, and other events. If our information technology systems are disrupted, become obsolete or do not adequately support our strategic, operational or compliance needs, it could result in competitive disadvantage and adversely affect our financial results and business operations, including our ability to process orders, receive and ship products, maintain inventories, collect accounts receivable and pay expenses.
     We also depend on accessible office facilities, distribution centers and information technology data centers for our operations to function properly. An interruption of operations at any of our distribution centers could have a material adverse effect on the operations of branches served by the affected distribution center. Such disaster related risks and effects are not predictable with certainty and, although they can be mitigated, they cannot be eliminated. We seek to mitigate our exposures to disaster events in a number of ways. For example, where feasible, we design the configuration of our facilities to reduce the consequences of disasters. We also maintain insurance for our facilities against casualties and we continually evaluate our risks and develop contingency plans for dealing with them. Although we have reviewed and analyzed a broad range of risks applicable to our business, the ones that actually affect us may not be those we have concluded most likely to occur. Furthermore, although our reviews have led to more systematic contingency planning, our plans are in varying stages of development and execution, such that they may not be adequate at the time of occurrence for the magnitude of any particular disaster event that befalls us.
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
     Our success depends on hiring, retaining and motivating key employees, including executive, managerial, sales, technical, marketing and support personnel. We may have difficulty locating and hiring qualified personnel. In addition, we may have difficulty retaining such personnel once hired, and key people may leave and compete against us. The loss of key personnel or our failure to attract and retain other qualified and experienced personnel could disrupt or adversely affect our business, its sales and results of operations. In addition, our operating results could be adversely affected by increased costs due to increased competition for employees, higher employee turnover, which may also result in loss of significant customer business, or increased employee benefit costs.

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
Expansion into new business activities, industries, product lines or geographic areas could subject the company to increased costs and risks and may not achieve the intended results.
     Engaging in or significantly expanding business activities in international product sourcing, sales and services could subject the company to unexpected costs and risks. Such activities could subject us to increased operating costs, product liability, regulatory requirements and reputational risks. Our expansion in new and existing markets, including with manufacturing related or heavy regulated businesses, may present competitive, distribution and regulatory challenges that differ from current ones. We may be less familiar with the target customers and may face different or additional risks, as well as increased or unexpected costs, compared to existing operations. Growth into new markets may also bring us into direct competition with companies with whom we have little or no past experience as competitors. To the extent we are reliant upon expansion into new geographic, industry and product markets for growth and do not meet the new challenges posed by such expansion, our future sales growth could be negatively impacted, our operating costs could increase, and our business operations and financial results could be negatively affected.
Loss of key suppliers, product cost fluctuations, lack of product availability or inefficient supply chain operations could decrease sales and earnings.
     Most of our agreements with suppliers are terminable by either party on 60 days’ notice or less. Our ten largest suppliers in 2010 accounted for approximately 32% of our purchases for the period. Our largest supplier in 2010 was Eaton Corporation, through its Eaton Electrical division, accounting for approximately 12% of our purchases. The loss of, or a substantial decrease in the availability of, products from any of these suppliers, a supplier’s change in sales strategy to rely less on distribution channels, or the loss of key preferred supplier agreements, could have a material adverse effect on our business. Supply interruptions could arise from shortages of raw materials, effects of economic or financial market conditions on a supplier’s operations, labor disputes or weather conditions affecting products or shipments, transportation disruptions, or other reasons beyond our control. In addition, certain of our products, such as wire and conduit, are commodity-price-based products and may be subject to significant price fluctuations which are beyond our control. Furthermore, we cannot be certain that particular products or product lines will be available to us, or available in quantities sufficient to meet customer demand. Such limited product access could cause us to be at a competitive disadvantage. The profitability of our business is also dependent upon the efficiency of our supply chain. An inefficient or ineffective supply chain strategy or operations could increase operational costs, reduce profit margins and adversely affect our business.
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
     As of December 31, 2010, our combined goodwill and intangible assets amounted to $1,146.0 million, net of accumulated amortization. To the extent we do not generate sufficient cash flows to recover the net amount of any investments in goodwill and other intangible assets recorded, the investment could be considered impaired and subject to write-off. We expect to record further goodwill and other intangible assets as a result of future acquisitions we may complete. Future amortization of such other intangible assets or impairments, if any, of goodwill or intangible assets would adversely affect our results of operations in any given period.
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
     To the extent options to purchase common stock under our stock option plans are exercised, holders of our common stock will incur dilution. Additionally, our Debentures include contingent conversion price provisions and options for settlement in shares. Based on our current stock price, the Debentures may be converted into common stock which would increase dilution to our stockholders.
Item 1B. Unresolved Staff Comments.
     None.
Item 2. Properties.
     We have approximately 400 branches, of which approximately 325 are located in the United States, approximately 50 are located in Canada and the remainder are located in Mexico, the United Kingdom, Singapore, China Australia, Africa and the United Arab Emirates. Approximately 20% of our branches are owned facilities, and the remainder are leased.
The following table summarizes our distribution centers:

	Square Feet	Leased/Owned
Location
Warrendale, PA	194,000	Owned
Sparks, NV	131,000	Leased
Byhalia, MS	148,000	Owned
Little Rock, AR	100,000	Leased
Dorval, QE	90,000	Leased
Burnaby, BC	65,000	Owned
Edmonton, AB	101,000	Leased
     We also lease our 69,000 square-foot headquarters in Pittsburgh, Pennsylvania. We do not regard the real property associated with any single branch location as material to our operations. We believe our facilities are in good operating condition and are adequate for their respective uses.

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
     As initially reported in our 2008 Annual Report on Form 10-K, we are a co-defendant in a lawsuit filed in a state court in Indiana in which a customer alleges that we sold defective products manufactured or remanufactured by others and is seeking monetary damages in the amount of $52 million. We have denied any liability, continue to believe that we have meritorious defenses and intend to vigorously defend ourselves against these allegations. Accordingly, no liability was recorded for this matter as of December 31, 2010.
     Information relating to legal proceedings is included in Note 14, Commitments and Contingencies of the Notes to Consolidated Financial Statements and is incorporated herein by reference.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
     Market, Stockholder and Dividend Information. Our common stock is listed on the New York Stock Exchange under the symbol “WCC.” As of February 21, 2011, there were 43,045,119 shares of common stock outstanding held by approximately 34 holders of record. We have not paid dividends on the common stock and do not presently plan to pay dividends in the foreseeable future. It is currently expected that earnings will be reinvested to support business growth, debt reduction or acquisitions. In addition, our revolving credit facility and the indenture governing the 2017 Notes restrict our ability to pay dividends. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” The following table sets forth the high and low sales prices per share of our common stock, as reported on the New York Stock Exchange, for the periods indicated.

	Sales Prices
Quarter	High	Low

2009
First	$22.42	$13.29
Second	29.22	17.41
Third	29.94	21.58
Fourth	30.49	24.65

2010
First	$35.77	$26.91
Second	42.62	32.90
Third	40.41	31.50
Fourth	53.78	38.76

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

Year Ended December 31,	2010	2009	2008	2007	2006

(Dollars in millions, except share data)
Income Statement Data:
Net sales	$5,063.9	$4,624.0	$6,110.8	$6,003.5	$5,320.6
Cost of goods sold	4,065.4	3,724.1	4,904.2	4,781.4	4,234.1
Selling, general and administrative expenses	763.7	693.9	834.3	791.1	692.9
Depreciation and amortization	23.9	26.0	26.7	36.8	28.7

Income from operations	210.9	180.0	345.6	394.2	364.9
Interest expense, net	57.6	53.8	64.2	76.5	29.8
Gain on debt exchange(1)	—	(6.0)	—	—	—
Other (income) expense(2)	(4.3)	(5.0)	(9.4)	—	22.8

Income before income taxes	157.6	137.2	290.8	317.7	312.3
Provision for income taxes(3)	42.2	32.1	86.7	85.2	98.2

Net income	$115.4	$105.1	$204.1	$232.5	$214.1

Earnings per common share
Basic	$2.72	$2.49	$4.82	$5.09	$4.40
Diluted	$2.50	$2.46	$4.71	$4.82	$4.08
Weighted average common shares outstanding
Basic	42,498,728	42,281,955	42,357,748	45,699,537	48,724,343
Diluted	46,112,866	42,671,945	43,305,725	48,250,329	52,463,694

Other Financial Data:
Capital expenditures	$15.1	$13.0	$35.3	$16.1	$18.4
Net cash provided by operating activities	127.3	291.7	279.9	262.3	207.1
Net cash (used) provided by investing activities	(220.5)	(10.7)	16.4	(48.0)	(555.9)
Net cash (used) provided by financing activities	30.6	(264.9)	(265.0)	(212.6)	400.1

Balance Sheet Data:
Total assets	$2,826.8	$2,494.2	$2,719.9	$2,858.3	$2,822.0
Total debt (including current portion and short-term debt)(4)	729.9	691.8	1,100.3	1,261.3	1,071.6
Stockholders’ equity(5)	1,148.6	996.3	755.1	640.1	803.0

(1)	Represents the gain related to the 2009 convertible debt exchange. See Note 7 of the Notes to Consolidated Financial Statements.

(2)	In 2010, 2009 and 2008, represents income from the LADD joint venture. See Note 9 of the notes to consolidated financial statements. In 2006 represents costs relating to the sale of accounts receivable pursuant to our Receivables Facility. Prior to the amendment and restatement of the Receivables Facility in December 2007, costs related to the facility were recorded as other expense in the consolidated statement of income.

(3)	In 2007, a benefit of $8.5 million from the reversal of the valuation allowance against the net deferred tax asset resulted in an unusually low provision for income taxes.

(4)	Includes the discount related to the Debentures. See Note 7 of the Notes to Consolidated Financial Statements.

(5)	Stockholders’ equity includes amounts related to the Debentures. See Note 7 of the Notes to Consolidated Financial Statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto included in Item 8 of this Annual Report on Form 10-K.
Company Overview
     In 2010, we strengthened our organization and talent base, made improvements to our capital structure, expanded our international presence, accelerated our LEAN initiatives and completed two accretive acquisitions. Our financial results reflect improving conditions in our served markets, higher product prices and product costs, favorable foreign currency exchange rates and the positive impact of our recent acquisitions. Sales increased $439.9 million, or 9.5%, over the prior year. Cost of goods sold as a percentage of net sales was 80.3% and 80.5% in 2010 and 2009, respectively. Operating income increased to $210.9 million, or 17.2%, primarily from organic growth. As a result, net income increased 9.9% over the prior year to $115.5 million. Diluted earnings per share were $2.50 in 2010, compared with $2.46 in 2009.
     Our end markets consist of industrial firms, electrical and data communications contractors, utilities and commercial organizations, institutions and governmental entities. Our transaction types to these markets can be categorized as stock, direct ship and special order. Stock orders are filled directly from existing inventory and represent approximately 46% of total sales. Approximately 43% of our total sales are direct ship sales. Direct ship sales are typically custom-built products, large orders or products that are too bulky to be easily handled and, as a result, are shipped directly to the customer from the supplier. Special orders are for products that are not ordinarily stocked in inventory and are ordered based on a customer’s specific request. Special orders represent the remainder of total sales.
     We have historically financed our working capital requirements, capital expenditures, acquisitions, share repurchases and new branch openings through internally generated cash flow, debt issuances, borrowings under our credit facilities and funding through our Receivables Facility.
Cash Flow
     We generated $127.3 million in operating cash flow during 2010. Included in this amount was increased operating results offset by investments in working capital to fund our growth. Investing activities included payments of $265.4 million for the acquisition of the businesses of TVC Communications and Potelcom. Refer to Note 5 of our notes to the consolidated financial statements for additional information regarding the recent TVC Communications acquisition. Investing activities also included proceeds from the sale of our 40% interest in the LADD joint venture. Proceeds included $40.0 million for our 40% interest, plus $15.0 million for the collection of a promissory note. Refer to Note 9 of our notes to the consolidated financial statements for additional information regarding the LADD joint venture. Financing activities during 2010 consisted of borrowings and repayments of $636.0 million and $832.5 million, respectively, related to our revolving credit facility, and borrowings and repayments of $818.0 million and $493.0 million, respectively, related to our Receivables Facility and payments of $92.3 million related to the redemption of our 2.625% Convertible Senior Debentures due 2025 (“2025 Debentures”).
Financing Availability
     As of December 31, 2010, we had $325.5 million in total available borrowing capacity. The available borrowing capacity under our revolving credit facility, which has a maturity date of November 1, 2013, was $276.7 million, of which $218.0 million was the U.S. sub-facility borrowing limit and $58.7 million was the Canadian sub-facility borrowing limit. The available borrowing capacity under the Receivables Facility, which has a maturity date of September 6, 2013, was $48.8 million. In addition, in August 2009, we completed an exchange offer pursuant to which we issued $345.0 million in aggregate principal amount of 2029 Debentures in exchange for approximately $299.7 million and $57.7 million in aggregate principal amounts of our 2026 Debentures and 2025 Debentures, respectively. On December 23, 2010, we completed the conversion and redemption of all our outstanding 2025 Debentures. Our 2029 Debentures cannot be redeemed or repurchased until September 2016. For further discussion related to the Debentures, refer to Note 6 of the notes to our consolidated financial statements. We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions. For further discussions refer to “Liquidity and Capital Resources.”
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
     Supplier Volume Rebates
     We receive rebates from certain suppliers based on contractual arrangements with them. Since there is a lag between actual purchases and the rebates received from the suppliers, we must estimate and accrue the approximate amount of rebates available at a specific date. We record the amounts as other accounts receivable on the balance sheet. The corresponding rebate income is recorded as a reduction of cost of goods sold. The appropriate level of such income is derived from the level of actual purchases made by us from suppliers. Supplier volume rebate rates have historically ranged between approximately 0.8% and 1.2% of sales depending on market conditions. In 2010, the rebate rate was above the historical average rate of approximately 1.0% of sales and toward the high end of the historical range.
     Goodwill and Indefinite Life Intangible Assets
     We test goodwill and indefinite life intangible assets for impairment annually during the fourth quarter using information available at the end of September, or more frequently when events or circumstances occur indicating that their carrying value may not be recoverable. We test for impairment on a reporting unit level. The evaluation of impairment involves comparing the current fair value of goodwill and indefinite life intangible assets to the recorded value. We estimate the fair value of goodwill using a combination of discounted cash flow analyses and market multiples. Assumptions used for these fair value techniques are based on a combination of historical results, current forecasts, market data and recent economic events. We evaluate the recoverability of indefinite life intangible assets using a discounted cash flow analysis based on projected financial information. The determination of fair value involves significant management judgment and we apply our best judgment when assessing the reasonableness of financial projections. Two primary assumptions were a discount rate of 10.8% and a terminal growth rate of 4.4%.
     A possible indicator of impairment is the relationship of a company’s market capitalization to its book value. As of December 31, 2010, our market capitalization exceeded our book value and there were no reporting units sensitive to impairment. We cannot predict whether or not there will be certain events that could adversely affect the reported value of goodwill and trademarks, which totaled $1,031.4 million and $901.3 million at December 31, 2010 and 2009, respectively.
     Intangible Assets
     We account for certain economic benefits purchased as a result of our acquisitions, including customer relations, distribution agreements, technology and trademarks, as intangible assets. Except for trademarks, which have an indefinite life, we amortize intangible assets over a useful life determined by the expected cash flows produced by such intangibles and their respective tax benefits. Useful lives vary between 4 and 19 years, depending on the specific intangible asset.

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
     We record our deferred tax assets at amounts that are expected to be realized. We evaluate future taxable income and potential tax planning strategies in assessing the potential need for a valuation allowance. Should we determine that it is more likely than not that we would not be able to realize all or part of our deferred tax assets in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.
     We account for uncertainty in income taxes using a recognition threshold and measurement attribute prescribed by income tax accounting guidance. We frequently review tax issues and positions taken on tax returns to determine the need and amount of contingency reserves necessary to cover any probable audit adjustments.
     Convertible Debentures
     We separately account for the liability and equity components of our convertible debentures in a manner that reflects our nonconvertible debt borrowing rate. We estimate our non-convertible debt borrowing rate through a combination of discussions with our financial institutions and review of relevant market data. The discounts to the convertible note balances are amortized to interest expense, using the effective interest method, over the implicit life of the debentures.
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

Year Ended December 31,	2010	2009	2008

Net sales	100.0%	100.0%	100.0%
Cost of goods sold	80.3	80.5	80.3
Selling, general and administrative expenses	15.1	15.0	13.7
Depreciation and amortization	0.5	0.6	0.4

Income from operations	4.1	3.9	5.6
Interest expense	1.1	1.1	1.0
Gain on debt exchange	—	(0.1)	—
Other income	(0.1)	(0.1)	(0.2)

Income before income taxes	3.1	3.0	4.8
Provision for income taxes	0.8	0.7	1.4

Net income	2.3%	2.3%	3.4%

2010 Compared to 2009
     Net Sales. Sales in 2010 increased 9.5% to $5,063.9 million, compared with $4,624.0 million in 2009. Sales were positively impacted by our growth initiatives, improved conditions in our markets served, higher product prices due primarily to rising supplier product and commodity prices, favorable foreign currency exchange rates and the acquisitions completed in 2010.
     Cost of Goods Sold. Cost of goods sold increased 9.2% in 2010 to $4,065.4 million, compared with $3,724.1 million in 2009. Cost of goods sold as a percentage of net sales was 80.3% in 2010 versus 80.5% in 2009. The decrease in the cost of goods sold percentage was primarily due to higher supplier volume rebate rates, which were driven by the increase in sales.
     Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses include costs associated with personnel, shipping and handling, travel, advertising, facilities, utilities and bad debts. SG&A expenses increased by $69.7 million, or 10.0%, to $763.6 million in 2010 due to the increase in commissions and incentives and the restoration of temporary cost and benefit reductions taken in the prior year. As a percentage of net sales, SG&A expenses increased to 15.1% of sales, compared with 15.0% in 2009, reflecting the impact of the reinstatement of discretionary benefits, the absence of mandatory unpaid leave of absences in the current year, an impairment charge related to our 40% interest in the LADD joint venture and an increase in variable operating expenses partially offset by the decrease in severance costs related to headcount cost reduction actions taken in the prior year. SG&A payroll expenses for 2010 of $527.5 million increased by $60.5 million compared to 2009. The increase in payroll expense was primarily due to the increase in commissions and incentives of $27.8 million, the net impact of $24.3 million related to temporary cost reductions taken in the prior year and an increase in temporary labor costs of $5.2 million. Other SG&A payroll related costs increased by $3.2 million. Contributing to the remaining change in SG&A expenses was a charge of $3.8 million related to the impairment of our 40% interest in the LADD joint venture and an increase in various operating expenses of $5.4 million due to the increase in business activity levels.
     Depreciation and Amortization. Depreciation and amortization decreased $2.1 million to $23.9 million in 2010, compared with $26.0 million in 2009. The decrease in depreciation and amortization was due to the reduction in capital expenditures in 2009 and 2010.
     Income from Operations. Income from operations increased by $31.0 million, or 17.2%, to $210.9 million in 2010, compared to $180.0 million in 2009. The increase in operating income was primarily due to improved conditions in our markets served.
     Interest Expense. Interest expense totaled $57.6 million in 2010, compared with $53.8 million in 2009, an increase of 7.1%. Interest expense was impacted by an increase in interest rates and interest expense of $4.2 million resulting from the resolution of a tax matter dating back a number of years. Interest rates increased upon amending both the Receivables Facility and the revolving credit facility in April 2009 and February 2010, respectively. The Receivables Facility was amended again in September 2010 to, among other things, reduce the program fee and commitment fee. It is expected that these changes will have a favorable impact on interest expense in the future. Amortization of the debt discount resulted in non-cash interest expense of $4.3 million in 2010 and $11.8 million in 2009.

     Other Income. Other income, comprised of equity income from the LADD joint venture, totaled $4.3 million in 2010 versus $5.0 million in 2009. The decrease in other income is due to the sale of our 40% interest in the LADD joint venture, on June 7, 2010, to Deutsch Engineered Connecting Devices, Inc. (“Deutsch”), previously the 60% owner of the LADD joint venture. We accounted for our investment in the LADD joint venture on an equity basis, and earnings were reported as other income in the consolidated statement of income. We received equity income through May 31, 2010 and distributions through April 20, 2010, the date Deutsch notified WESCO of its exercise of its option to purchase the remaining 40% of the LADD joint venture. As a result of this transaction, in the future there will be no other income reported for the LADD joint venture.
     Income Taxes. Our effective income tax rate increased to 26.7% in 2010, compared with 23.4% in 2009, primarily as a result of the increase in taxable income in the United States partially offset by the resolution of tax positions related to transfer pricing between Canada and the United States.
     Net Income. Net income and diluted earnings per share on a consolidated basis totaled $115.5 million and $2.50 per share, respectively, in 2010, compared with $105.1 million and $2.46 per share, respectively, in 2009.
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
     Income from Operations. Income from operations decreased by $165.7 million, or 47.9%, to $180.0 million in 2009, compared to $345.7 million in 2008. The decrease in operating income was primarily due to the decline in sales attributable to the weak market conditions.
     Interest Expense. Interest expense totaled $53.8 million in 2009, compared with $64.2 million in 2008, a decrease of 16.2%. Interest expense was impacted by both the reduction in interest rates and the decrease in debt. Amortization of the debt discount resulted in non-cash interest expense of $11.8 million in 2009 and $14.5 million in 2008.
     Other Income. Other income, comprised of equity income from the LADD joint venture, totaled $5.0 million in 2009 versus $9.4 million in 2008. We accounted for our investment in the LADD joint venture on an equity basis, and earnings were reported as other income in the consolidated statement of income. The decrease in other income is due to the decrease in the joint venture’s income.
     Income Taxes. Our effective income tax rate decreased to 23.4% in 2009, compared with 29.8% in 2008, primarily as a result of the impact from foreign jurisdictions.
     Net Income. Net income and diluted earnings per share on a consolidated basis totaled $105.1 million and $2.46 per share, respectively, in 2009, compared with $204.1 million and $4.71 per share, respectively, in 2008.
Liquidity and Capital Resources
     Total assets were $2.8 billion at December 31, 2010, compared to $2.5 billion at December 31, 2009. The $332.6 million increase in total assets was principally attributable to the purchase of the business of TVC Communications. The allocation of the purchase price of the business of TVC Communications resulted in goodwill and intangible assets of $109.2 million and $86.4 million, respectively. These increases were partially offset by a decrease in cash of $58.8 million and a decrease in investment in subsidiary of $44.0 million related to the sale of our 40% interest in the LADD joint venture. Total liabilities at December 31, 2010 compared to December 31, 2009 increased by $180.3 million to $1.7 billion. Contributing to the increase in total liabilities was an increase in accounts payable of $84.4 million due to the increase in purchasing activity and the acquisition of the business of TVC Communications; an increase in current and long-term debt of $38.0 million; an increase in accrued payroll and benefit costs of $36.0 million due to the increase in commissions and incentives; and an increase in deferred income taxes of $17.1 million. Stockholders’ equity increased by 15.3% to $1,148.6 million at December 31, 2010, compared with $996.3 million at December 31, 2009, primarily as a result of net earnings of $115.5 million, stock-based compensation expense of $15.8 million, foreign currency translations adjustment of $11.6 million and the redemption of our 2025 Debentures which resulted in an increase of $5.2 million to additional capital.
     The following table sets forth our outstanding indebtedness:

As of December 31,	2010	2009

(In thousands)
Mortgage financing facility	$39,239	$40,807
Accounts receivable securitization facility	370,000	45,000
Revolving credit facility	—	196,500
7.50% Senior Subordinated Notes due 2017	150,000	150,000
2.625% Convertible Senior Debentures due 2025, less debt discount of $2,134 in 2009	—	90,193
1.75% Convertible Senior Debentures due 2026, less debt discount of $7 and $16 in 2010 and 2009, respectively	214	218
6.0% Convertible Senior Debentures due 2029, less debt discount of $178,420 and $180,539 in 2010 and 2009, respectively	166,580	164,461
Acquisition related notes	204	321
Capital leases	3,167	4,346
Other	477	—

Total debt	729,881	691,846
Less current portion	(3,988)	(93,977)

Total long-term debt	$725,893	$597,869

     The required annual principal repayments for all indebtedness for the next five years and thereafter, as of December 31, 2010 is set forth in the following table:

(In thousands)
2011	$3,988
2012	2,678
2013	406,302
2014	296
2015	44
Thereafter	495,000

Total payments on debt	908,308
Debt discount on convertible debentures	(178,427)

Total long-term debt	$729,881

     Our liquidity needs generally arise from fluctuations in our working capital requirements, capital expenditures, share repurchases, acquisitions and debt service obligations. As of December 31, 2010, we had $276.7 million in available borrowing capacity under our revolving credit facility, which combined with our $48.8 million of available borrowing capacity under our Receivables Facility and our invested cash provided liquidity of $338.0 million. During the second quarter of 2010, we used proceeds from the sale of our 40% interest in the LADD joint venture, net of payments for the acquisition of the business of Potelcom to pay down our variable rate debt. During the fourth quarter of 2010, we used borrowings under the Receivables Facility and cash to fund the acquisition price paid for the business of TVC Communications. We believe cash provided by operations and financing activities will be adequate to cover our current operational and business needs.

     We communicate on a regular basis with our lenders regarding our financial and working capital performance and liquidity position. We are in compliance with all covenants and restrictions contained in our debt agreements as of December 31, 2010.
     Over the next several quarters, we expect to maintain working capital productivity, and it is expected that excess cash will be directed primarily at debt reduction and acquisitions. Our near term focus will be managing our cost structure as we experience sales growth and maintaining ample liquidity and credit availability. We anticipate capital expenditures to increase in 2011 by approximately $10.0 million to $25.0 million. We believe our balance sheet and ability to generate ample cash flow provides us with a durable business model and should allow us to fund expansion needs and growth initiatives during this time of economic recovery.
     We finance our operating and investing needs as follows:
Mortgage Financing Facility
     In 2003, we finalized a mortgage financing facility of $51.0 million, $39.2 million of which was outstanding as of December 31, 2010. Total borrowings under the mortgage financing facility are subject to a 22-year amortization schedule, with a balloon payment due at the end of the 10-year term. The interest rate on borrowings under this facility is fixed at 6.5%.
Accounts Receivable Securitization Facility
     During 2010, we entered into amendments of our existing Receivables Facility, pursuant to the terms and conditions of the Second and Third Amendments to Third Amended and Restated Receivables Purchase Agreement, dated as of April 13, 2009 (the “Agreement”), by and among WESCO Receivables Corp., WESCO Distribution, Inc. (“WESCO Distribution”), the Purchasers and Purchaser Agents party thereto and PNC Bank, National Association, as Administrator. The Second Amendment lowered the program fee from 3.0% to 1.75%, the commitment fee from 1.0% to 0.75%, and extended the term of the Receivables Facility to September 6, 2013. The Third Amendment increased the purchase commitment from $400 million to $450 million and added TVC Communications as an originator under the facility.
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
     As of December 31, 2010 and 2009, accounts receivable eligible for securitization totaled approximately $537.0 million and $439.7 million, respectively. The consolidated balance sheets as of December 31, 2010 and 2009 reflect $370.0 million and $45.0 million, respectively, of account receivable balances legally sold to third parties, as well as borrowings for equal amounts. At December 31, 2010, the interest rate on borrowings under this facility was approximately 2.2%.
Revolving Credit Facility
     At December 31, 2010, the aggregate borrowing capacity under the revolving credit facility was $375 million. The revolving credit facility consists of two separate sub-facilities: (i) a U.S. sub-facility and (ii) a Canadian sub-facility and includes a letter of credit sub-limit of up to $55 million. The facility matures on November 1, 2013 and is collateralized by the inventory of WESCO Distribution and the inventory and accounts receivable of WESCO Distribution Canada, L.P. WESCO Distribution’s obligations under the revolving credit facility have been guaranteed by WESCO International and by certain of WESCO Distribution’s subsidiaries.
     During 2010, we entered into Limited Consents and Amendments No. 4, 5 and 6 (the “Amendments”), respectively, to our Third Amended and Restated Revolving Credit Agreement, dated November 1, 2006 (the “Agreement”). The Amendments permit us to complete certain legal entity restructuring actions, issue additional surety bonds, and invest additional resources in foreign subsidiaries. In addition, the Amendments enhance our hedging capacities and include TVC Communications and certain of its subsidiaries as parties under the Agreement.
     Pursuant to the terms of Amendment No. 4, we agreed to modify the Applicable Margins (as defined in the Agreement) paid to the lenders on borrowings and letters of credit. Availability under the facility is limited to the amount of eligible U.S. and Canadian inventory and Canadian receivables applied against certain advance rates. Depending upon the amount of excess availability under the facility, interest will be calculated at LIBOR plus a margin that ranges between 2.25% and 2.875% or at the Index Rate (prime rate published by the Wall Street Journal) plus a margin that ranges between 1.00% and 1.625%. This change represented a 1.125% to 1.25% adjustment in borrowing margin over the previous rates. The fee for unused capacity associated with the facility was not changed and will range between 0.25% and 0.375%. At December 31, 2010, the interest rate on borrowings under this facility was approximately 2.8%.
     As long as the average daily excess availability for both the preceding and projected succeeding 90-day period is greater than $50 million, we would be permitted to make acquisitions and repurchase outstanding public stock and bonds. The above permitted transactions also are allowed if such excess availability is between $25 million and $50 million and our fixed charge coverage ratio, as defined by Agreement, is at least 1.25 to 1.0 after taking into consideration the permitted transaction. Additionally, if excess availability under the revolving credit facility is less than $60 million, then we must maintain a fixed charge coverage ratio of 1.1 to 1.0.
     During 2010, we borrowed $636.0 million in the aggregate under the revolving credit facility and made repayments in the aggregate amount of $832.5 million. During 2009, aggregate borrowings and repayments were $308.7 million and $309.7 million, respectively. At December 31, 2010, we did not have a balance outstanding under the facility. We had $276.7 million available under the facility at December 31, 2010, after giving effect to outstanding letters of credit, as compared to approximately $87.4 million at December 31, 2009.
7.50% Senior Subordinated Notes due 2017
     At December 31, 2010, $150 million in aggregate principal amount of the 2017 Notes was outstanding. The 2017 Notes were issued by WESCO Distribution under an indenture dated as of September 27, 2005, with The Bank of New York, as successor to J.P. Morgan Trust Company, National Association, as trustee, and are unconditionally guaranteed on an unsecured senior basis by WESCO International. The 2017 Notes accrue interest at the rate of 7.50% per annum and are payable in cash semi-annually in arrears on each April 15 and October 15.
     At any time on or after October 15, 2010, we may redeem all or a part of the 2017 Notes. Between October 15, 2010 and October 14, 2011, we may redeem all or a part of the 2017 Notes at a redemption price equal to 103.75% of the principal amount. Between October 15, 2011 and October 14, 2012, we may redeem all or a part of the 2017 Notes at a redemption price equal to 102.50% of the principal amount. On and after October 15, 2013, we may redeem all or a part of the 2017 Notes at a redemption price equal to 100% of the principal amount.
     If WESCO Distribution undergoes a change of control prior to maturity, holders of 2017 Notes will have the right, at their option, to require us to repurchase for cash some or all of their 2017 Notes at a repurchase price equal to 101% of the principal amount of the 2017 Notes being repurchased, plus accrued and unpaid interest to, but not including, the repurchase date.
2.625% Convertible Senior Debentures due 2025
     Proceeds of $150 million were received in connection with the issuance of the 2025 Debentures by WESCO International under an indenture dated as of September 27, 2005 with The Bank of New York, as successor to J.P. Morgan Trust Company, National Association, as Trustee, and were unconditionally guaranteed on an unsecured senior subordinated basis by WESCO Distribution. On August 27, 2009, WESCO International completed an exchange offer pursuant to which it issued $345.0 million in aggregate principal amount of 2029 Debentures in exchange for approximately $299.7 million and $57.7 million in aggregate principal amounts of its outstanding 2026 Debentures and 2025 Debentures, respectively (see the discussion below under “6.0% Convertible Senior Debentures due 2029” for additional information). On November 19, 2010, WESCO International, Inc. announced that it would redeem all of its outstanding 2025 Debentures. In connection with the redemption, holders of $89.8 million aggregate principal amount of 2025 Debentures converted their debentures. In settlement of those conversions, we paid an aggregate of approximately $89.8 million in cash, including cash in lieu of fractional shares, and issued 340,213 shares of our common stock. We redeemed the remaining $2.5 million aggregate principal amount of outstanding 2025 Debentures at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest. As of December 31, 2010, there were no 2025 Debentures outstanding.
     On January 1, 2009, we retrospectively applied the provisions of guidance concerning convertible debt instruments to the 2025 Debentures. We utilized an interest rate of 6% to reflect the non convertible market rate of our offering upon issuance. We amortized the debt discount over a five year period starting on the date of issuance. Non-cash interest expense of $2.1 million, $4.0 million and $4.3 million was recorded for the years ended December 31, 2010, 2009 and 2008, respectively.
1.75% Convertible Senior Debentures due 2026
     Proceeds of $300 million were received in connection with the issuance of the 2026 Debentures by WESCO International under an indenture dated as of November 2, 2006 with The Bank of New York, as Trustee, and are unconditionally guaranteed on an unsecured senior subordinated basis by WESCO Distribution. On August 27, 2009, WESCO International completed an exchange offer pursuant to which it issued $345.0 million in aggregate principal amount of 2029 Debentures in exchange for approximately $299.7 million and $57.7 million in aggregate principal amounts of its outstanding 2026 Debentures and 2025 Debentures, respectively (see the “6.0% Convertible Senior Debentures due 2029” discussion below for additional information). We intend to redeem the remaining $0.2 million of the outstanding 2026 Debentures during 2011.

     On January 1, 2009, we retrospectively applied the provisions of guidance concerning convertible debt instruments to the 2026 Debentures. We utilized an interest rate of 6% to reflect the non convertible market rate of its offering upon issuance. We are amortizing the debt discount over a five year period starting on the date of issuance. Non-cash interest expense of less than $0.1 million, $7.1 million and $10.2 million was recorded for the years ended December 31, 2010, 2009 and 2008, respectively. The debt discount amortization will be less than $0.1 million in 2011.
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
     We utilized an interest rate of 13.875% to reflect the non-convertible debt borrowing rate of our offering upon issuance, which was determined based on discussions with our financial institutions and a review of relevant market data, and resulted in a $181.2 million discount to the 2029 Debenture balance and a net increase in additional capital of $106.5 million. In addition, the financing costs related to the issuance of the 2029 Debentures were allocated between the debt and equity components. We are amortizing the debt discount and financing costs over the life of the instrument. Non-cash interest expense of $2.1 million was recorded for the year ended December 31, 2010 and $0.7 million was recorded for the period from August 27, 2009 to December 31, 2009. The debt discount amortization will approximate $2.4 million in 2011, $2.7 million in 2012, $3.1 million in 2013, $3.6 million in 2014, and $4.1 million in 2015.
     While the 2029 Debentures accrue interest at an effective interest rate of 13.875% (as described above), the coupon interest rate of 6.0% per annum is payable in cash semi-annually in arrears on each March 15 and September 15, commencing March 15, 2010. Beginning with the six-month period commencing September 15, 2016, we will also pay contingent interest in cash during any six-month period in which the trading price of the 2029 Debentures for each of the five trading days ending on the second trading day immediately preceding the first day of the applicable six-month interest period equals or exceeds 120% of the principal amount of the 2026 Debentures. During any interest period when contingent interest shall be payable, the contingent interest payable per $1,000 principal amount of 2029 Debentures will equal 0.25% of the average trading price of $1,000 principal amount of the 2029 Debentures during the five trading days immediately preceding the first day of the applicable six-month interest period. In accordance with guidance related to derivatives and hedging, the contingent interest feature of the 2029 Debentures is an embedded derivative that is not considered clearly and closely related to the host contract. The contingent interest component had no significant value at issuance or December 31, 2010.
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
     At any time on or after September 15, 2016, we may redeem all or a part of the 2029 Debentures plus accrued and unpaid interest (including contingent interest and additional interest, if any) to, but not including, the redemption date. If WESCO International undergoes certain fundamental changes, as defined in the Indenture, prior to maturity, holders of the 2029 Debentures will have the right, at their option, to require us to repurchase for cash some or all of their 2029 Debentures at a repurchase price equal to 100% of the principal amount of the 2029 Debentures being repurchased, plus accrued and unpaid interest (including contingent interest and additional interest, if any) to, but not including, the repurchase date.
     The following table sets forth the components of our outstanding convertible debenture indebtedness:

	December 31, 2010			December 31, 2009
	Principal		Net Carrying	Principal		Net Carrying
	Balance	Discount	Amount	Balance	Discount	Amount

(In thousands)
Convertible Debentures:
2025	$—	$—	$—	$92,327	$(2,134)	$90,193
2026	221	(7)	214	234	(16)	218
2029	345,000	(178,420)	166,580	345,000	(180,539)	164,461

	$345,221	$(178,427)	$166,794	$437,561	$(182,689)	$254,872

Covenant Compliance
     We were in compliance with all relevant covenants contained in our debt agreements as of December 31, 2010.
Cash Flow
     An analysis of cash flows for 2010 and 2009 follows:
     Operating Activities. Cash provided by operating activities for 2010 totaled $127.3 million, compared with $291.7 million of cash generated in 2009. Cash provided by operating activities included net income of $115.5 million and adjustments to net income totaling $70.5 million. Others sources of cash in 2010 were generated from an increase in accounts payable of $53.9 million, an increase in accrued payroll and benefit costs of $34.4 million due to the increase in commissions, incentives and benefit costs and a decrease in prepaid expenses and other current assets of $12.6 million. Primary uses of cash in 2010 included: $118.5 million for the increase in trade and other receivables, resulting from the increase in sales; $33.9 million for the increase in inventory; and $7.2 million for the decrease in other current and noncurrent liabilities. In 2009, primary sources of cash were net income of $105.1 million and adjustments to net income totaling $41.3 million; a decrease in accounts receivable and inventory of $179.7 million and $107.8 million, respectively, resulting from the decrease in sales activity; and an increase in other current and noncurrent liabilities of $4.0 million. Cash used by operating activities in 2009 included: $114.3 million for the decrease in accounts payable, resulting from the decrease in purchasing activity; $19.4 million for the decrease in accrued payroll and benefit costs; and $12.5 million for the increase in prepaid expenses and other current assets.
     Investing Activities. Net cash used by investing activities in 2010 was $220.5 million, compared with $10.7 million of net cash used in 2009. Included in 2010 were payments of $265.4 million for the acquisition of the businesses of TVC Communications and Potelcom. Investing activities for 2010 also included proceeds from the sale of our 40% interest in the LADD joint venture. Proceeds included $40.0 million for our 40% interest, plus $15.0 million for the collection of a promissory note. Capital expenditures were $15.1 million and $13.0 million in 2010 and 2009, respectively.
     Financing Activities. Net cash provided by financing activities in 2010 was $30.6 million, compared with $264.9 million of net cash used in 2009. During 2010, borrowings and repayments of long-term debt of $636.0 million and $832.5 million, respectively, were made to our revolving credit facility. Borrowings and repayments of $818.0 million and $493.0 million respectively, were applied to our Receivables Facility, and there were repayments of $1.6 million to our mortgage financing facility. Financing activities in 2010 also included payments of $92.3 million related to the redemption of our 2025 Debentures. During 2009, borrowings and repayments of long-term debt of $308.7 million and $309.7 million, respectively, were made to our revolving credit facility. Borrowings and repayments of $95.0 million and $345.0 million, respectively, were applied to our Receivables Facility, and there were repayments of $1.5 million to our mortgage financing facility.
Contractual Cash Obligations and Other Commercial Commitments
     The following summarizes our contractual obligations, including interest, at December 31, 2010 and the effect such obligations are expected to have on liquidity and cash flow in future periods.

	2011	2012 to 2013	2014 to 2015	2016 - After	Total

(In millions)
Contractual cash obligations (including interest):
Long-term debt, excluding debt discount of $178.4	$—	$409.0	$0.3	$495.0	$904.3
Current and short-term debt	4.0	—	—	—	4.0
Interest on indebtedness(1)	42.4	80.4	63.9	303.0	489.7
Non-cancelable operating leases	38.4	49.1	24.2	23.6	135.3
Acquisition agreements	0.1	0.1	—	—	0.2

Total contractual cash obligations	$84.9	$538.6	$88.4	$821.6	$1,533.5

(1)	Interest on the variable rate debt was calculated using the rates and balances outstanding at December 31, 2010
     Purchase orders for inventory requirements and service contracts are not included in the table above. Generally, our purchase orders and contracts contain clauses allowing for cancellation. We do not have significant agreements to purchase material or goods that would specify minimum order quantities. Also, we do not consider obligations to taxing authorities to be contractual obligations requiring disclosure due to the uncertainty surrounding the ultimate settlement and timing of these obligations. As such, we have not included $13.1 million of such liability in the table above.

Inflation
     The rate of inflation, as measured by changes in the consumer price index, affects different commodities, the cost of products purchased and ultimately the pricing of our different products and product classes to our customers. Our pricing related to inflation did not have a material impact on our sales revenue for the year ended December 31, 2010. Historically, price changes from suppliers have been consistent with inflation and have not had a material impact on the results of operations.
Seasonality
     Our operating results are not significantly affected by seasonal factors. Sales during the first and fourth quarters are generally 1-3% below the sales of the second and third quarters, due to a reduced level of activity during the winter months of November through February. Sales typically increase beginning in March, with slight fluctuations per month through October. During periods of economic expansion or contraction our sales by quarter have varied significantly.
Impact of Recently Issued Accounting Standards
     See Note 2 of our Notes to the Consolidated Financial Statements for information regarding the effect of new accounting pronouncements.
Item 7A. Quantitative and Qualitative Disclosures about Market Risks.
Foreign Currency Risks
     Approximately 83% of our sales are denominated in U.S. dollars and are primarily from customers in the United States. As a result, currency fluctuations are currently not material to our operating results. We do have foreign subsidiaries located in North America, South America, Europe, Africa, Asia and Australia and may establish additional foreign subsidiaries in the future. Accordingly, we may derive a more significant portion of our sales from international operations, and a portion of these sales may be denominated in foreign currencies. As a result, our future operating results could become subject to fluctuations in the exchange rates of those currencies in relation to the U.S. dollar. Furthermore, to the extent that we engage in international sales denominated in U.S. dollars, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets. We have monitored and will continue to monitor our exposure to currency fluctuations.
Interest Rate Risk
     Fixed Rate Borrowings: Approximately 59% of our debt portfolio is comprised of fixed rate debt. At various times, we have refinanced our debt to mitigate the impact of interest rate fluctuations. In 2005, we issued $150 million in aggregate principal amount of our 2017 Notes at 7.5% and $150 million in aggregate principal amount of our 2025 Debentures at 2.625% (accounted for at an effective fixed rate of 6.0%). In 2006, we issued additional fixed rate debt, which included $300 million in aggregate principal amount of our 2026 Debentures at 1.75% (accounted for at an effective fixed rate of 6.0%). In August 2009, we completed an exchange offer pursuant to which we issued $345.0 million in aggregate principal amount of 2029 Debentures at 6.0% (accounted for at an effective fixed rate of 13.875%) in exchange for approximately $299.7 million and $57.7 million in aggregate principal amounts of our outstanding 2026 Debentures and 2025 Debentures, respectively. The remaining outstanding balance of the 2025 Debentures was redeemed in December 2010. As these borrowings were issued at fixed rates, interest expense would not be impacted by interest rate fluctuations, although market value would be. The aggregate fair value of these debt instruments was $860.2 million at December 31, 2010. Interest expense on our other fixed rate debt also would not be impacted by changes in market interest rates, and for this debt, fair value approximated carrying value (see Note 6 to the Consolidated Financial Statements).
     Floating Rate Borrowings: Our variable rate borrowings at December 31, 2010 totaled $370.0 million and represented the amount outstanding under the Receivables Facility. There were no borrowings outstanding under the revolving credit facility at December 31, 2010. The fair value of these debt instruments at December 31, 2010 was $370.0 million. We borrow under our revolving credit facility for general corporate purposes, including working capital requirements and capital expenditures. During 2010, our average daily borrowing under the facility was $54.9 million. Borrowings under our facility bear interest at the applicable LIBOR or base rate and therefore we are subject to fluctuations in interest rates. Additionally, we borrow under our Receivables Facility, which bears interest at the 30 day commercial paper rate plus applicable margin. A 100 basis point increase or decrease in interest rates would not have a significant impact on future earnings under our current capital structure.

Item 8. Financial Statements and Supplementary Data.
     The information required by this item is set forth in our Consolidated Financial Statements contained in this Annual Report on Form 10-K. Specific financial statements can be found at the pages listed below:
WESCO International, Inc.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of WESCO International, Inc.,
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of WESCO International, Inc. and its subsidiaries at December 31, 2010 and December 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
As described in Management’s Report on Internal Control over Financial Reporting management has excluded TVC Communications. LLC from its assessment of internal control over financial reporting as of December 31, 2010 because it was acquired by the Company in a purchase business combination during December 2010. We have also excluded TVC Communications, LLC from our audit of internal control over financial reporting. TVC Communication, LLC is a wholly-owned subsidiary whose total assets and total revenues represent $295.5 million and $6.9 million, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2010.
/s/ PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
February 24, 2011

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(Dollars in thousands,
	except share data)
Assets
Current Assets:
Cash and cash equivalents	$53,577	$112,329
Trade accounts receivable, net of allowance for doubtful accounts of $18,562 and $20,060 in 2010 and 2009, respectively (Note 7)	792,681	635,754
Other accounts receivable	37,223	31,808
Inventories, net	588,848	507,215
Current deferred income taxes (Note 10)	3,046	1,686
Income taxes receivable	18,146	29,135
Prepaid expenses and other current assets	20,165	13,077

Total current assets	1,513,686	1,331,004

Property, buildings and equipment, net (Note 6)	118,045	116,309
Intangible assets, net (Note 3)	160,307	81,308
Goodwill (Note 3)	985,714	863,410
Investment in subsidiary (Note 9)	—	43,957
Deferred income taxes (Note 10)	35,887	33,518
Other assets	13,135	24,687

Total assets	$2,826,774	$2,494,193

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$537,505	$453,154
Accrued payroll and benefit costs (Note 12)	66,931	30,949
Current portion of long-term debt (Note 7)	3,988	93,977
Bank overdrafts	27,590	32,191
Current deferred income taxes (Note 10)	4,593	7,301
Other current liabilities	67,626	63,262

Total current liabilities	708,233	680,834

Long-term debt, net of discount of $178,427 and $182,689 in 2010 and 2009, respectively (Note 7)	725,893	597,869
Deferred income taxes (Note 10)	210,876	191,068
Other noncurrent liabilities	33,178	28,133

Total liabilities	$1,678,180	$1,497,904

Commitments and contingencies (Note 14)

Stockholders’ Equity:
Preferred stock, $.01 par value; 20,000,000 shares authorized, no shares issued or outstanding (Note 8)	—	—
Common stock, $.01 par value; 210,000,000 shares authorized, 56,576,250 and 55,967,824 shares issued and 43,009,941 and 42,416,796 shares outstanding in 2010 and 2009, respectively (Note 8)	566	560
Class B nonvoting convertible common stock, $.01 par value; 20,000,000 shares authorized, 4,339,431 issued and no shares outstanding in 2010 and 2009, respectively	43	43
Additional capital (Note 8)	1,018,683	992,855
Retained earnings	697,676	582,199
Treasury stock, at cost; 17,905,740 and 17,890,459 shares in 2010 and 2009, respectively	(591,007)	(590,353)
Accumulated other comprehensive income	22,633	10,985

Total stockholders’ equity	1,148,594	996,289

Total liabilities and stockholders’ equity	$2,826,774	$2,494,193

The accompanying notes are an integral part of the condensed consolidated financial statements

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except per share data)
Net sales	$5,063,862	$4,623,954	$6,110,840
Cost of goods sold (excluding depreciation and amortization below)	4,065,425	3,724,061	4,904,164
Selling, general and administrative expenses	763,583	693,896	834,278
Depreciation and amortization	23,935	26,045	26,731

Income from operations	210,919	179,952	345,667

Interest expense, net	57,563	53,754	64,152
Gain on debt exchange	—	(5,962)	—
Other income (Note 9)	(4,285)	(4,991)	(9,352)

Income before income taxes	157,641	137,151	290,867

Provision for income taxes (Note 10)	42,164	32,063	86,734

Net income	$115,477	$105,088	$204,133

Earnings per share (Note 11)
Basic	$2.72	$2.49	$4.82

Diluted	$2.50	$2.46	$4.71

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

										Accumulated
										Other
				Class B			Retained			Comprehensive
	Comprehensive	Common Stock		Common Stock		Additional	Earnings	Treasury Stock		Income
(Dollars in thousands)	Income	Amount	Shares	Amount	Shares	Capital	(Deficit)	Amount	Shares	(Loss)

Balance, December 31, 2007		$546	54,663,418	$43	4,339,431	$852,221	$272,978	$(511,478)	(15,858,817)	$25,832
Exercise of stock options, including tax benefit of $10,193		11	1,125,202			20,904		(4,013)	(96,647)
Stock-based compensation expense						12,886
Issuance of treasury stock						8		42	1,264
Share repurchase program								(74,839)	(1,933,889)
Net income	$204,133						204,133
Translation adjustment	(44,170)									(44,170)

Comprehensive Income	$159,963

Balance, December 31, 2008		557	55,788,620	43	4,339,431	886,019	477,111	(590,288)	(17,888,089)	(18,338)

Exercise of stock options, including tax benefit of $895		3	179,204			2,270		(65)	(2,370)
Stock-based compensation expense						13,324
Issuance of convertible debt instruments, net of tax impact of $68,641						106,462
Exchange of debt, net of tax impact of $9,837						(15,220)
Net income	$105,088						105,088
Translation adjustment	29,323									29,323

Comprehensive Income	$134,411

Balance, December 31, 2009		560	55,967,824	43	4,339,431	992,855	582,199	(590,353)	(17,890,459)	10,985

Exercise of stock options, including tax benefit of $3,082		3	268,213			4,852		(654)	(15,281)
Stock-based compensation expense						15,751
Conversion of 2025 debentures		3	340,213			5,225
Net income	$115,477						115,477
Translation adjustment	11,648									11,648

Comprehensive Income	$127,125

Balance, December 31, 2010		$566	56,576,250	$43	4,339,431	$1,018,683	$697,676	$(591,007)	(17,905,740)	$22,633

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Operating Activities:
Net income	$115,477	$105,088	$204,133
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,935	26,045	26,731
Stock-based compensation expense	15,752	13,324	12,886
Amortization of debt issuance costs	2,584	3,494	3,374
Amortization of debt discount	4,262	11,806	14,512
Gain on debt exchange	—	(5,962)	—
(Gain) loss on sale of property, buildings and equipment	(224)	123	(2,042)
Loss on sale of subsidiary	—	—	3,005
Asset impairment charge	3,793	—	—
Equity income, net of distributions in 2010, 2009 and 2008 of $1,864, $5,658 and $8,684 respectively	(2,420)	668	(668)
Excess tax benefit from stock-based compensation	(3,217)	(1,250)	(10,193)
Interest related to uncertain tax positions	4,980	969	366
Deferred income taxes	20,982	(7,959)	(3,746)
Changes in assets and liabilities
Trade and other receivables, net	(118,478)	179,662	28,352
Inventories, net	(33,956)	107,848	26,556
Prepaid expenses and other current assets	12,641	(12,492)	7,566
Accounts payable	53,902	(114,289)	(31,198)
Accrued payroll and benefit costs	34,422	(19,418)	(615)
Other current and noncurrent liabilities	(7,152)	4,007	842

Net cash provided by operating activities	127,283	291,664	279,861
Investing Activities:
Capital expenditures	(15,132)	(12,970)	(35,284)
Acquisition payments	(265,397)	(262)	(12,080)
Proceeds from sale of subsidiary	40,000	—	60,000
Equity distribution	4,054	2,420	—
Collection of note receivable	15,000	—	—
Proceeds from sale of assets	932	120	3,794

Net cash (used) provided by investing activities	(220,543)	(10,692)	16,430
Financing Activities:
Short-term borrowings, net	—	—	(185,000)
Proceeds from issuance of long-term debt	1,454,479	403,700	898,900
Repayments of long-term debt	(1,419,526)	(657,385)	(890,063)
Debt issuance costs	(2,553)	(13,749)	(426)
Proceeds from the exercise of stock options	1,771	1,377	10,722
Excess tax benefit from stock-based compensation	3,217	1,250	10,193
Repurchase of common stock	(655)	(64)	(78,852)
(Decrease) increase in bank overdrafts	(4,601)	1,823	(28,581)
Payments on capital lease obligations	(1,497)	(1,897)	(1,882)

Net cash provided (used) by financing activities	30,635	(264,945)	(264,989)

Effect of exchange rate changes on cash and cash equivalents	3,873	9,964	(17,261)
Net change in cash and cash equivalents	(58,752)	25,991	14,041
Cash and cash equivalents at the beginning of period	112,329	86,338	72,297
Cash and cash equivalents at the end of period	$53,577	$112,329	$86,338

Supplemental disclosures:
Cash paid for interest	$46,899	$32,113	$48,151
Cash paid for taxes	11,044	45,185	74,460
Non-cash investing and financing activities:
Property, buildings and equipment acquired through capital leases	301	781	2,610
Issuance of treasury stock	—	—	42
The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION
     WESCO International, Inc. and its subsidiaries (collectively, “WESCO”), headquartered in Pittsburgh, Pennsylvania, is a full-line distributor of electrical, industrial and communications maintenance, repair and operating (“MRO”) and original equipment manufactures (“OEM”) products, construction materials, and advanced supply chain management and logistics services used primarily in the industrial, construction, utility and commercial, institutional and government markets. We serve over 100,000 customers globally, through approximately 400 full service branches and seven distribution centers located primarily in the United States, Canada and Mexico, with additional locations in the United Kingdom, Singapore, China, Australia, Africa and the United Arab Emirates.
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
     Supplier Volume Rebates
     WESCO receives volume rebates from certain suppliers based on contractual arrangements with such suppliers. An asset, included within other accounts receivable on the balance sheet, represents the estimated amounts due to WESCO under the rebate provisions of such contracts. The corresponding rebate income is recorded as a reduction of cost of goods sold. The appropriate level of such income is derived from the level of actual purchases made by WESCO from suppliers. Receivables under the supplier rebate program were $31.0 million at December 31, 2010 and $21.6 million at December 31, 2009. Supplier volume rebate rates have historically ranged between approximately 0.8% and 1.2% of sales depending on market conditions. In 2010, the rebate rate was above the historical average rate of approximately 1.0% of sales and toward the high end of the historical range.
     Shipping and Handling Costs and Fees
     WESCO records the costs and fees associated with transporting its products to customers as a component of selling, general and administrative expenses. These costs totaled $42.4 million, $49.2 million and $59.4 million in 2010, 2009 and 2008, respectively.
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
     Allowance for Doubtful Accounts
     WESCO maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. WESCO has a systematic procedure using estimates based on historical data and reasonable assumptions of collectability made at the local branch level and on a consolidated corporate basis to calculate the allowance for doubtful accounts. If the financial condition of WESCO’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The allowance for doubtful accounts was $18.6 million at December 31, 2010 and $20.1 million at December 31, 2009. The total amount recorded as selling, general and administrative expense related to bad debts was $6.4 million, $6.1 million and $10.1 million for 2010, 2009 and 2008, respectively.
     Inventories
     Inventories primarily consist of merchandise purchased for resale and are stated at the lower of cost or market. Cost is determined principally under the average cost method. WESCO makes provisions for obsolete or slow-moving inventories as necessary to reflect reduction in inventory value. Reserves for excess and obsolete inventories were $20.5 million and $19.8 million at December 31, 2010 and 2009, respectively. The total expense related to excess and obsolete inventories, included in cost of goods sold, was $7.5 million, $7.8 million and $9.2 million for 2010, 2009 and 2008, respectively. WESCO absorbs into the cost of inventory the general and administrative expenses related to inventory such as purchasing, receiving and storage and at December 31, 2010 and 2009, $43.8 million and $44.8 million, respectively, of these costs were included in ending inventory.
     Other Assets
     WESCO amortizes deferred financing fees over the term of the various debt instruments. Deferred financing fees in the amount of $2.6 million were incurred during the year ending December 31, 2010. As of December 31, 2010 and 2009, the amount of other assets related to unamortized deferred financing fees was $12.6 million and $12.7 million, respectively.
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
     WESCO assesses its long-lived assets for impairment by periodically reviewing operating performance and respective utilization of real and tangible assets. Upon closure of any branch, asset usefulness and remaining life are evaluated and any charges taken as appropriate. Of WESCO’s $118.0 million net book value of property, plant and equipment as of December 31, 2010, $71.8 million consists of land, buildings and leasehold improvements and are geographically dispersed among WESCO’s 400 branches and seven distribution centers, mitigating the risk of impairment. Approximately $23.0 million of assets consist of computer equipment and capitalized software and are evaluated for use and serviceability relative to carrying value. The remaining fixed assets, mainly of furniture and fixtures, warehousing equipment and transportation equipment, are similarly evaluated for serviceability and use.
     Goodwill and Indefinite Life Intangible Assets
     Goodwill and indefinite life intangible assets are tested for impairment annually during the fourth quarter using information available at the end September, or more frequently if events or circumstances occur indicating that their carrying value may not be recoverable. The evaluation of impairment involves comparing the current fair value of goodwill and indefinite life intangible assets to the recorded value. WESCO estimates the fair value of goodwill using a combination of discounted cash flow analyses and market multiples. Assumptions used for these fair value techniques are based on a combination of historical results, current forecasts, market data and recent economic events. WESCO evaluates the recoverability of indefinite life intangible assets using a discounted cash flow analysis based on projected financial information. The determination of fair value involves significant judgment and management applies its best judgment when assessing the reasonableness of financial projections. No impairment losses were identified in 2010 as a result of this review. At December 31, 2010 and 2009, goodwill and trademarks totaled $1,031.4 million and $901.3 million, respectively.

     Definite Lived Intangible Assets
     Intangible assets are amortized over 5 to 19 years. A portion of intangible assets related to customer relationships are amortized using an accelerated method whereas all other intangible assets subject to amortization use a straight-line method which reflects the pattern in which the economic benefits of the respective assets are consumed or otherwise used. Intangible assets are tested for impairment if events or circumstances occur indicating that the respective asset might be impaired.
     Insurance Programs
     WESCO uses commercial insurance for auto, workers’ compensation, casualty and health claims as a risk-reduction strategy to minimize catastrophic losses. The Company’s strategy involves large deductibles where WESCO must pay all costs up to the deductible amount. WESCO estimates the reserve based on historical incident rates and costs. The assumptions included in developing this accrual include the period of time from incurrence of a claim until the claim is paid by the insurance provider. The total liability related to the insurance programs was $11.4 million at December 31, 2010 and $10.6 million at December 31, 2009.
     Income Taxes
     Income taxes are accounted for under the liability method in accordance with income tax accounting guidance. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances, if any, are provided when it is more likely than not that a portion or all of a deferred tax asset may not be realized.
          WESCO accounts for uncertainty in income taxes using a recognition threshold and measurement attribute prescribed by income tax accounting guidance. WESCO frequently reviews tax issues and positions taken on tax returns to determine the need and amount of contingency reserves necessary to cover any probable audit adjustments. WESCO recognizes interest related to unrecognized tax benefits as part of interest expense. Penalties are recognized as part of income tax expense.
     Convertible Debentures
          WESCO separately accounts for the liability and equity components of its convertible debentures in a manner that reflects its nonconvertible debt borrowing rate. WESCO estimates its non-convertible debt borrowing rate through a combination of discussions with its financial institutions and review of relevant market data. The discounts to the convertible note balances are amortized to interest expense, using the effective interest method, over the implicit life of the Debentures.
     Foreign Currency
     The local currency is the functional currency for the majority of WESCO’s operations outside the United States. Assets and liabilities of these operations are translated to U.S. dollars at the exchange rate in effect at the end of each period. Income statement accounts are translated at the average exchange rate prevailing during the period. Translation adjustments arising from the use of differing exchange rates from period to period are included as a component of other comprehensive income within stockholders’ equity. Gains and losses from foreign currency transactions are included in net income for the period.
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
     WESCO granted the following stock-settled stock appreciation rights and restricted stock units at the following weighted average assumptions:

	2010	2009	2008
Stock-settled appreciation rights granted	708,949	815,231	931,344
Restricted stock units	153,318	245,997	—
Risk free interest rate	1.8%	2.3%	3.1%
Expected life	5 years	4.5 years	4 years
Expected volatility	49%	51%	38%

     The weighted average fair value per stock-settled appreciation right granted was $14.71, $11.15 and $13.58 for the years ended December 31, 2010, 2009 and 2008, respectively. The weighted average fair value per restricted stock unit granted was $33.05 and $25.37 for the years ended December 31, 2010 and 2009, respectively. WESCO recognized $15.8 million, $13.3 million and $12.9 million of non-cash stock-based compensation expense, which is included in selling, general and administrative expenses, in 2010, 2009 and 2008, respectively.
     Treasury Stock
     Common stock purchased for treasury is recorded at cost. At the date of subsequent reissue, the treasury stock account is reduced by the cost of such stock, with cost determined on a weighted average basis.
     Fair Value of Financial Instruments
     The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities, a revolving line of credit, a mortgage financing facility, notes payable, debentures and other long-term debt. The estimated fair value of the Company’s outstanding indebtedness described in Note 6 at December 31, 2010 and 2009 was $1,269.7 million and $932.6 million respectively. The aggregate fair value of the senior notes and debentures was approximately $860.2 million. The fair values of these fixed rate facilities are estimated based upon market price quotes. The fair values of the mortgage facility, Receivables Facility and revolving credit facility, approximated carrying values. The fair values for these facilities are based upon market price quotes and market comparisons available for instruments with similar terms and maturities. For all remaining WESCO financial instruments, carrying values are considered to approximate fair value due to their short maturities.
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
     Recent Accounting Pronouncements
     In December 2010, the Financial Accounting Standards Board (the “FASB”) issued new guidance concerning goodwill, which amends the criteria for performing Step 2 of the goodwill impairments test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. This modification is effective for fiscal years beginning after December 15, 2010. WESCO is currently evaluating the impact that the implementation of this new accounting guidance will have on it financial position, results of operations and cash flows.
     Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to WESCO’s financial position, results of operations or cash flows.
3. GOODWILL AND INTANGIBLE ASSETS
     Goodwill
               The following table sets forth the changes in the carrying amount of goodwill:

	Year Ended December 31
	2010	2009
	(In thousands)
Beginning balance January 1	$863,410	$862,778
Adjustments and payments to goodwill for prior acquisitions	2,467	632
Additions to goodwill for acquisitions	119,837	—

Ending balance December 31	$985,714	$863,410

WESCO has never recorded an impairment loss related to goodwill or intangible assets.

Intangible Assets
     The components of intangible assets are as follows:

	December 31, 2010				December 31, 2009
				Net			Net
		Gross Carrying	Accumulated	Carrying	Gross Carrying	Accumulated	Carrying
	Life	Amount(1)	Amortization(1)	Amount	Amount(1)	Amortization(1)	Amount
	(In thousands)
Intangible Assets:
Trademarks	Indefinite	$45,687	—	$45,687	$37,898	—	$37,898
Non-compete agreements	5-7	1,252	$(895)	357	1,252	$(727)	525
Customer relationships	5-19	61,726	(21,692)	40,034	45,287	(20,013)	25,274
Distribution agreements	12-19	31,084	(4,950)	26,134	21,352	(3,741)	17,611
Patents	10	48,310	(215)	48,095	—	—	—

		$188,059	$(27,752)	$160,307	$105,789	$(24,481)	$81,308

(1)	Excludes the original cost and accumulated amortization of fully-amortized intangibles.
     Amortization expense related to intangible assets totaled $7.5 million, $7.3 million and $7.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.
     The following table sets forth the estimated amortization expense for intangibles for the next five years (in thousands):

Estimated
Amortization
For the year ended December 31,	Expense
2011	$13,298
2012	11,050
2013	10,823
2014	10,202
2015	10,153
4. CONCENTRATIONS OF CREDIT RISK AND SIGNIFICANT SUPPLIERS
     WESCO distributes its products and services and extends credit to a large number of customers in the industrial, construction, utility and manufactured structures markets. WESCO’s largest supplier accounted for approximately 12% of WESCO’s purchases in 2010, 2009 and 2008, and therefore, WESCO could potentially incur risk due to supplier concentration. Based upon WESCO’s broad customer base, the Company has concluded that it has no material credit risk as a result of customer concentration.

5. ACQUISITIONS
The following table sets forth the consideration paid for acquisitions:

Year Ended December 31	2010

(In thousands)
Details of acquisition:
Fair value of assets acquired	$297,849
Fair value of liabilities assumed	(31,162)
Deferred acquisition payments	185

Cash paid for acquisition	$266,872

Supplemental cash flow disclosure related to acquisition:
Cash paid for acquisitions	$266,872
Less: cash acquired	(1,475)

Cash paid for acquisition, net of cash acquired	$265,397

Acquisition of TVC Communications, L.L.C.
     On December 16, 2010, WESCO Distribution, Inc. (“WESCO Distribution”) completed its acquisition of TVC Communications, L.L.C. (“TVC Communications”), an international distributor in the Western Hemisphere of infrastructure products to the cable television and telecommunication industries. TVC Communications offers products necessary to build out a broadband network, ranging from the industry’s widest selection of premier branded components, to a variety of proprietary and private label products. TVC Communications also offers a full suite of value-added services, including design, engineering, installation, repair and maintenance.
     WESCO paid at closing a cash purchase price of approximately $251.0 million, net of $1.5 million of cash acquired, of which $20.0 million was held in escrow to address post-closing working capital adjustments. WESCO funded the purchase price paid at closing with cash and borrowings under the Receivables Facility. The purchase price was allocated to the respective assets and liabilities based upon their estimated fair values as of the acquisition date. The excess of the purchase price over the fair value of the net assets acquired, including intangible assets, has been allocated to goodwill. The fair value of intangible assets was estimated by management and the allocation resulted in intangible assets of $86.4 million and goodwill of $109.2 million. Management believes the majority of goodwill will be deductible for tax purposes. The intangible assets include technology patents of $48.3 million amortized over 10 years, customer relationships of $20.6 million amortized over 10 years, supplier relationships of $9.7 million amortized over 15 years and trademarks of $7.8 million. Trademarks have an indefinite life and are not being amortized. No residual value is estimated for the intangible assets.

     The allocation of assets acquired and liabilities assumed for the TVC Communications acquisition is summarized below:

TVC Communications, LLC

(In thousands)

Assets Acquired
Cash and cash equivalents	$1,475
Trade accounts receivable	38,744
Other accounts receivable	978
Inventories	41,313
Prepaid expenses and other current assets	1,377
Property, buildings and equipment	2,268
Intangible assets	86,442
Goodwill	109,183
Other noncurrent assets	158

Total assets acquired	281,938

Liabilities Assumed
Accounts payable	24,249
Accrued payroll and benefit costs	1,183
Other current liabilities	4,019

Total liabilities assumed	29,451

Fair value of net assets acquired, including intangible assets	$252,487

6. PROPERTY, BUILDINGS AND EQUIPMENT
     The following table sets forth the components of property, buildings and equipment:

	December 31,
	2010	2009
	(In thousands)
Buildings and leasehold improvements	$92,862	$90,988
Furniture, fixtures and equipment	140,427	133,703
Software costs	77,335	63,613

	310,624	288,304
Accumulated depreciation and amortization	(215,768)	(198,776)

	94,856	89,528
Land	21,169	20,959
Construction in progress	2,020	5,822

	$118,045	$116,309

     Depreciation expense was $11.7 million, $13.7 million and $14.7 million, and capitalized software amortization was $4.7 million, $5.0 million and $4.7 million, in 2010, 2009 and 2008, respectively. The unamortized software cost was $18.0 million and $12.4 million as of December 31, 2010 and 2009, respectively. Furniture, fixtures and equipment include capitalized leases of $9.2 million and $8.8 million and related accumulated amortization of $4.0 million and $2.9 million as of December 31, 2010 and 2009, respectively.

7. DEBT
          The following table sets forth WESCO’s outstanding indebtedness:

	As of December 31,
	2010	2009
	(In thousands)
Mortgage financing facility	$39,239	$40,807
Accounts receivable securitization facility	370,000	45,000
Revolving credit facility	—	196,500
7.50% Senior Subordinated Notes due 2017	150,000	150,000
2.625% Convertible Senior Debentures due 2025, less debt discount of $2,134 in 2009	—	90,193
1.75% Convertible Senior Debentures due 2026, less debt discount of $7 and $16 in 2010 and 2009, respectively	214	218
6.0% Convertible Senior Debentures due 2029, less debt discount of $178,420 and $180,539 in 2010 and 2009, respectively	166,580	164,461
Acquisition related notes	204	321
Capital leases	3,167	4,346
Other	477

Total debt	729,881	691,846
Less current portion	(3,988)	(93,977)

Total long-term debt	$725,893	$597,869

Mortgage Financing Facility
     In 2003, WESCO finalized a mortgage financing facility of $51 million, $39.2 million of which was outstanding as of December 31, 2010. Total borrowings under the mortgage financing facility are subject to a 22-year amortization schedule, with a balloon payment due at the end of the 10-year term. The interest rate on borrowings under this facility is fixed at 6.5%.
Accounts Receivable Securitization Facility
     During 2010, WESCO Distribution entered into amendments of its existing Receivables Facility, pursuant to the terms and conditions of the Second and Third Amendments to Third Amended and Restated Receivables Purchase Agreement, dated as of April 13, 2009 (the “Agreement”), by and among WESCO Receivables Corp., WESCO Distribution, the Purchasers and Purchaser Agents party thereto and PNC Bank, National Association, as Administrator. The Second Amendment lowered the program fee from 3.0% to 1.75%, the commitment fee from 1.0% to 0.75%, and extended the term of the Receivables Facility to September 6, 2013. The Third Amendment increased the purchase commitment from $400 million to $450 million and added TVC Communications as an originator under the facility.
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
     As of December 31, 2010 and 2009, accounts receivable eligible for securitization totaled approximately $537.0 million and $439.7 million, respectively. The consolidated balance sheets as of December 31, 2010 and 2009 reflect $370.0 million and $45.0 million, respectively, of account receivable balances legally sold to third parties, as well as borrowings for equal amounts. At December 31, 2010, the interest rate on borrowings under this facility was approximately 2.2%.
Revolving Credit Facility
     At December 31, 2010, the aggregate borrowing capacity under the revolving credit facility was $375 million. The revolving credit facility consists of two separate sub-facilities: (i) a U.S. sub-facility and (ii) a Canadian sub-facility and includes a letter of credit sub-limit of up to $55 million. The facility matures on November 1, 2013 and is collateralized by the inventory of WESCO Distribution and the inventory and accounts receivable of WESCO Distribution Canada, L.P. WESCO Distribution’s obligations under the revolving credit facility have been guaranteed by WESCO International and by certain of WESCO Distribution’s subsidiaries.

     During 2010, WESCO Distribution, along with certain of its subsidiaries, entered into Limited Consents and Amendments No. 4, 5 and 6 (the “Amendments”), respectively, to its Third Amended and Restated Revolving Credit Agreement, dated November 1, 2006 (the “Agreement”). The Amendments permit WESCO to complete certain legal entity restructuring actions, issue additional surety bonds, and invest additional resources in foreign subsidiaries. In addition, the Amendments enhance WESCO’s hedging capacities and include TVC Communications and certain of its subsidiaries as parties under the Agreement.
     Pursuant to the terms of Amendment No. 4, WESCO agreed to modify the Applicable Margins (as defined in the Agreement) paid to the lenders on borrowings and letters of credit. Availability under the facility is limited to the amount of eligible U.S. and Canadian inventory and Canadian receivables applied against certain advance rates. Depending upon the amount of excess availability under the facility, interest will be calculated at LIBOR plus a margin that ranges between 2.25% and 2.875% or at the Index Rate (prime rate published by the Wall Street Journal) plus a margin that ranges between 1.00% and 1.625%. This change represented a 1.125% to 1.25% adjustment in borrowing margin over the previous rates. The fee for unused capacity associated with the facility was not changed and will range between 0.25% and 0.375%. At December 31, 2010, the interest rate on borrowings under this facility was approximately 2.8%.
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
     During 2010, WESCO borrowed $636.0 million in the aggregate under the revolving credit facility and made repayments in the aggregate amount of $832.5 million. During 2009, aggregate borrowings and repayments were $308.7 million and $309.7 million, respectively. At December 31, 2010, WESCO did not have a balance outstanding under the facility. WESCO had $276.7 million available under the facility at December 31, 2010, after giving effect to outstanding letters of credit, as compared to approximately $87.4 million at December 31, 2009.
7.50% Senior Subordinated Notes due 2017
     At December 31, 2010, $150 million in aggregate principal amount of the 7.50% Senior Subordinated Notes due 2017 (the “2017 Notes”) was outstanding. The 2017 Notes were issued by WESCO Distribution under an indenture dated as of September 27, 2005 with The Bank of New York, as successor to J.P. Morgan Trust Company, National Association, as trustee, and are unconditionally guaranteed on an unsecured basis by WESCO International. The 2017 Notes accrue interest at the rate of 7.50% per annum and are payable in cash semi-annually in arrears on each April 15 and October 15.
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
2.625% Convertible Senior Debentures due 2025
     Proceeds of $150 million were received in connection with the issuance of the 2.625% Convertible Senior Debentures due 2025 (the "2025 Debentures”) by WESCO International under an indenture dated as of September 27, 2005 with The Bank of New York, as successor to J.P. Morgan Trust Company, National Association, as Trustee, and were unconditionally guaranteed on an unsecured senior subordinated basis by WESCO Distribution. On August 27, 2009, WESCO International completed an exchange offer pursuant to which it issued $345.0 million in aggregate principal amount of 6.0% Convertible Senior Debentures due 2029 (the “2029 Debentures”) in exchange for approximately $299.7 million and $57.7 million in aggregate principal amounts of its outstanding 1.75% Convertible Senior Debentures due 2026 (the “2026 Debentures”) and 2025 Debentures, respectively (see the discussion below under “6.0% Convertible Senior Debentures due 2029” for additional information). On November 19, 2010, WESCO International announced that it would redeem all of its outstanding 2025 Debentures. In connection with the redemption, holders of $89.8 million aggregate principal amount of 2025 Debentures converted their debentures. In settlement of those conversions, WESCO paid an aggregate of approximately $89.8 million in cash, including cash in lieu of fractional shares, and issued 340,213 shares of its common stock. WESCO redeemed the remaining $2.5 million aggregate principal amount of outstanding 2025 Debentures at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest. As of December 31, 2010, there were no 2025 Debentures outstanding.

     On January 1, 2009, WESCO retrospectively applied the provisions of guidance concerning convertible debt instruments to the 2025 Debentures. WESCO utilized an interest rate of 6% to reflect the non convertible market rate of its offering upon issuance. WESCO amortized the debt discount over a five year period starting on the date of issuance. Non-cash interest expense of $2.1 million, $4.0 million and $4.3 million was recorded for the years ended December 31, 2010, 2009 and 2008, respectively.
1.75% Convertible Senior Debentures due 2026
     Proceeds of $300 million were received in connection with the issuance of the 2026 Debentures by WESCO International under an indenture dated as of November 2, 2006 with The Bank of New York, as Trustee, and are unconditionally guaranteed on an unsecured senior subordinated basis by WESCO Distribution. On August 27, 2009, WESCO International completed an exchange offer pursuant to which it issued $345.0 million in aggregate principal amount of 2029 Debentures in exchange for approximately $299.7 million and $57.7 million in aggregate principal amounts of its outstanding 2026 Debentures and 2025 Debentures, respectively (see the 6.0% Convertible Senior Debentures due 2029 discussion below for additional information). WESCO intends to redeem the remaining $0.2 million of the outstanding 2026 Debentures during 2011.
     On January 1, 2009, WESCO retrospectively applied the provisions of guidance concerning convertible debt instruments to the 2026 Debentures. WESCO utilized an interest rate of 6% to reflect the non convertible market rate of its offering upon issuance. WESCO is amortizing the debt discount over a five year period starting on the date of issuance. Non-cash interest expense of less than $0.1 million, $7.1 million and $10.2 million was recorded for the years ended December 31, 2010, 2009 and 2008, respectively. The debt discount amortization will be less than $0.1 million in 2011.
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
     WESCO utilized an interest rate of 13.875% to reflect the non-convertible debt borrowing rate of its offering upon issuance, which was determined based on discussions with its financial institutions and a review of relevant market data, and resulted in a $181.2 million discount to the 2029 Debenture balance and a net increase in additional capital of $106.5 million. In addition, the financing costs related to the issuance of the 2029 Debentures were allocated between the debt and equity components. WESCO is amortizing the debt discount and financing costs over the life of the instrument. Non-cash interest expense of $2.1 million was recorded for the year ended December 31, 2010 and $0.7 million was recorded for the period from August 27, 2009 to December 31, 2009. The debt discount amortization will approximate $2.4 million in 2011, $2.7 million in 2012, $3.1 million in 2013, $3.6 million in 2014, and $4.1 million in 2015.
     While the 2029 Debentures accrue interest at an effective interest rate of 13.875% (as described above), the coupon interest rate of 6.0% per annum is payable in cash semi-annually in arrears on each March 15 and September 15, commencing March 15, 2010. Beginning with the six-month period commencing September 15, 2016, WESCO will also pay contingent interest in cash during any six-month period in which the trading price of the 2029 Debentures for each of the five trading days ending on the second trading day immediately preceding the first day of the applicable six-month interest period equals or exceeds 120% of the principal amount of the 2026 Debentures. During any interest period when contingent interest shall be payable, the contingent interest payable per $1,000 principal amount of 2029 Debentures will equal 0.25% of the average trading price of $1,000 principal amount of the 2029 Debentures during the five trading days immediately preceding the first day of the applicable six-month interest period. In accordance with guidance related to derivatives and hedging, the contingent interest feature of the 2029 Debentures is an embedded derivative that is not considered clearly and closely related to the host contract. The contingent interest component had no significant value at issuance or December 31, 2010.
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

(including contingent interest and additional interest, if any) to, but not including, the repurchase date.
     The following table sets forth the components of WESCO’s outstanding convertible debenture indebtedness:

	December 31, 2010			December 31, 2009
			Net			Net
			Carrying			Carrying
	Principal Balance	Discount	Amount	Principal Balance	Discount	Amount
			(In thousands)
Convertible Debentures:
2025	$—	$—	$—	$92,327	$(2,134)	$90,193
2026	221	(7)	214	234	(16)	218
2029	345,000	(178,420)	166,580	345,000	(180,539)	164,461

	$345,221	$(178,427)	$166,794	$437,561	$(182,689)	$254,872

Covenant Compliance
     WESCO was in compliance with all relevant covenants contained in its debt agreements as of December 31, 2010.
     The following table sets forth the aggregate principal repayment requirements for all indebtedness for the next five years and thereafter, as of December 31, 2010:

(In thousands)
2011	$3,988
2012	2,678
2013	406,302
2014	296
2015	44
Thereafter	495,000

Total payments on debt	908,308
Debt discount on convertible debentures	(178,427)

Total long-term debt	$729,881

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

     Under the terms of the Revolving Credit Facility, WESCO International is restricted from declaring or paying dividends and as such, at December 31, 2010 and 2009, no dividends had been declared, and therefore no retained earnings were reserved for dividend payments.
Additional Capital
     WESCO separately accounts for the liability and equity components of its Debentures in a manner that reflects its non-convertible debt borrowing rate. As of December 31, 2010 and 2009, the net equity included in additional capital related to the Debentures totaled $106.5 million and $134.8 million, respectively.
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
10. INCOME TAXES
     The following table sets forth the components of the provision for income taxes:

	Year Ended December 31
	2010	2009	2008
		(In thousands)
Current taxes:
Federal(1)	$11,363	$30,136	$70,701
State	2,018	2,355	13,544
Foreign	7,801	7,531	6,235

Total current	21,182	40,022	90,480
Deferred taxes:
Federal	21,069	5,351	6,083
State	1,112	1,841	1,652
Foreign	(1,199)	(15,151)	(11,481)

Total deferred	20,982	(7,959)	(3,746)

	$42,164	$32,063	$86,734

(1)	Tax benefits related to stock options and other equity instruments recorded directly to additional paid in capital totaled $8.2 million, $59.7 million and $10.2 million in 2010, 2009 and 2008, respectively.

The following table sets forth the components of income before income taxes by jurisdiction:

	Year Ended December 31
	2010	2009	2008
		(In thousands)
United States	$166,108	$171,508	$323,488
Foreign	(8,467)	(34,357)	(32,621)

	$157,641	$137,151	$290,867

The following table sets forth the reconciliation between the federal statutory income tax rate and the effective rate:

	Year Ended December 31
	2010	2009	2008

Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal tax benefit	1.5	2.5	3.2
Nondeductible expenses	1.3	1.3	0.7
Domestic tax benefit from foreign operations	(0.3)	(0.4)	(1.0)
Foreign tax rate differences(1)	(8.0)	(13.7)	(7.0)
Federal tax credits	(0.1)	(0.3)	(0.1)
Domestic production activity deduction	(0.5)	(0.4)	(0.3)
Adjustment related to uncertain tax positions	(4.2)	0.4	(0.9)
Revaluation of deferred tax items	1.9	(0.6)	—
Other	0.1	(0.4)	0.2

	26.7%	23.4%	29.8%

(1)	Includes a tax benefit of $16.6 million, $17.7 million and $20.1 million in 2010, 2009 and 2008 respectively from the recapitalization of WESCO’s Canadian operations, in 2010 an adjustment related to prior year’s foreign taxes and in 2008 the effect of differences between the recorded provision and the final filed tax return for the prior year.
     As of December 31, 2010, WESCO had approximately $177 million of undistributed earnings related to its foreign subsidiaries. Management believes that these earnings will be indefinitely reinvested in foreign jurisdiction; accordingly, WESCO has not provided for U.S. federal income taxes related to these earnings.
     The following table sets forth deferred tax assets and liabilities:

	December 31
	2010		2009
		(In thousands)
	Assets	Liabilities	Assets	Liabilities
Accounts receivable	$3,586	$—	$6,527	$—
Inventory	—	7,163	—	6,335
Depreciation	—	15,754	—	6,082
Amortization of intangible assets	—	143,371	—	126,356
Convertible debt interest	—	84,551	—	99,478
Employee benefits	30,474	—	25,074	—
Tax loss carryforwards	32,692	—	36,070	—
Other	11,268	3,717	11,283	3,868

Total deferred taxes	$78,020	$254,556	$78,954	$242,119

     As of December 31, 2010 and 2009, WESCO had state tax benefits derived from net operating loss carryforwards of approximately $6.9 million ($4.5 million, net of federal income tax) and $6.5 million ($4.2 million, net of federal income tax), respectively. In addition, WESCO had tax benefits from net operating losses resulting from the recapitalization of its Canadian operations of $27.1 million and $30.5 million, respectively. The amounts will begin expiring in 2011 and 2027, respectively. WESCO recently reorganized its Canadian operations to increase the likelihood of full utilization of tax benefits derived from Canadian net operating losses. Utilization of WESCO’s state net operating loss carryforwards is subject to annual limitations imposed by state statute. Such annual limitations could result in the expiration of the net operating loss and tax credit carryforwards before utilization. Management anticipates utilizing the net operating losses prior to the expiration of statutes of limitations; accordingly, WESCO has not recorded a valuation allowance.
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

United States — Federal	2000 and forward
United States — States	2005 and forward
Canada	1996 and forward
     The following table sets forth the reconciliation of gross unrecognized tax benefits:

	December 31,
	2010	2009	2008
	(In thousands)
Beginning balance January 1	$8,085	$7,451	$10,015
Additions based on tax positions related to the current year	1,439	319	1,677
Additions for tax positions of prior years	4,668	927	—
Reductions for tax positions of prior years	(8,818)	—	(2,477)
Settlements	(1,368)	(336)	(427)
Lapse in statute of limitations	(612)	(276)	(1,337)

Ending balance December 31	$3,394	$8,085	$7,451

     The total amount of unrecognized tax benefits were $3.4 million, $8.1 million and $7.5 million as of December 31, 2010, 2009 and 2008, respectively. If these tax benefits were recognized in the consolidated financial statements, the portion of these amounts that would reduce the Company’s effective tax rate would be $1.9 million, $7.1 million, and $6.3 million respectively.
     During the next twelve months, it is reasonably possible that the amount of unrecognized tax benefits will change by as much as $1.7 million due to certain issues being settled by the resolution of federal, state and/or foreign tax examinations and/or the expiration of statutes of limitations.
     WESCO records interest related to uncertain tax positions as a part of interest expense in the consolidated statement of income. Any penalties are recognized as part of income tax expense. The total amount of penalties recorded to income tax expense was $0.1 million, $0.1 million and $0.5 million for 2010, 2009 and 2008, respectively. As of December 31, 2010 and 2009, WESCO had an accrued liability of $9.5 million and $4.5 million, respectively, for interest related to uncertain tax positions.

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
     The following table sets forth the details of basic and diluted earnings per share:

	Year Ended December 31
	2010	2009	2008
		(In thousands)
Net income	$115,477	$105,088	$204,133
Weighted average common shares outstanding used in computing basic earnings per share	42,498,728	42,281,955	42,357,748

Common shares issuable upon exercise of dilutive stock options	840,269	389,990	947,977
Common shares issuable from contingently convertible debentures (see below for basis of calculation)	2,773,869	—	—

Weighted average common shares outstanding and common share equivalents used in computing diluted earnings per share	46,112,866	42,671,945	43,305,725

Earnings per share
Basic	$2.72	$2.49	$4.82
Diluted	$2.50	$2.46	$4.71
     As of December 31, 2010, 2009 and 2008, the computation of diluted earnings per share excluded stock-settled stock appreciation rights of approximately 2.4 million, 3.6 million and 2.0 million at weighted average exercise prices of $46.73 per share, $39.65 per share and $52.30 per share, respectively. These amounts were excluded because their effect would have been antidilutive.
     Because of WESCO’s obligation to settle the par value of the 2029 Debentures and the 2026 Debentures (the “Debentures”) in cash, WESCO is not required to include any shares underlying the Debentures in its diluted weighted average shares outstanding until the average stock price per share for the period exceeds the conversion price of the respective Debentures. At such time, only the number of shares that would be issuable (under the treasury stock method of accounting for share dilution) will be included, which is based upon the amount by which the average stock price exceeds the conversion price. The conversion prices of the 2029 Debentures and 2026 Debentures are $28.87 and $88.15, respectively. Share dilution is limited to a maximum of 11,951,939 shares for the 2029 Debentures and 2,972 shares for the 2026 Debentures. Share dilution for the 2026 Debentures reflects the impact of the convertible debt exchange. For the period ended December 31, 2010, the effect of the 2029 debentures on diluted earnings per share was a decrease of $0.16. There was no impact of the Debentures on diluted earnings per share for the years ended December 31, 2009 and 2008.
12. EMPLOYEE BENEFIT PLANS
     A majority of WESCO’s employees are covered by defined contribution retirement savings plans for their service rendered subsequent to WESCO’s formation. WESCO also offers a deferred compensation plan for select individuals. For U.S. participants, WESCO will make contributions in an amount equal to 50% of the participant’s total monthly contributions up to a maximum of 6% of eligible compensation. For Canadian participants, WESCO will make contributions in an amount ranging from 1% to 7% of the participant’s eligible compensation based on years of continuous service. In addition, employer contributions may be made at the discretion of the Board of Directors. Discretionary employer contributions charges of $14.2 million and $9.5 million were incurred in 2010 and 2008, respectively. All discretionary contributions were suspended during 2009 due to cost reductions actions; accordingly, no discretionary charges were incurred. For the years ended December 31, 2010, 2009 and 2008, WESCO incurred charges of $25.3 million, $8.3 million and $14.6 million, respectively, for all such plans. Contributions are made in cash to employee retirement savings plan accounts. Employees then have the option to transfer balances allocated to their accounts into any of the available investment options, including WESCO common stock.

13. STOCK-BASED COMPENSATION
     WESCO has sponsored four stock option plans: the 1999 Long-Term Incentive Plan (“LTIP”), the 1998 Stock Option Plan, the Stock Option Plan for Branch Employees and the 1994 Stock Option Plan. The LTIP was designed to be the successor plan to all prior plans. Any shares remaining reserved for future issuance under the prior plans are available for issuance under the LTIP. The LTIP and predecessor plans are administered by the Compensation Committee of the Board of Directors.
     An initial reserve of 6,936,000 shares of common stock has been authorized for issuance under the LTIP. This reserve automatically increases by (i) the number of shares of common stock covered by unexercised options granted under prior plans that are canceled or terminated after the effective date of the LTIP, and (ii) the number of shares of common stock surrendered by employees to pay the exercise price and/or minimum withholding taxes in connection with the exercise of stock options granted under our prior plans. As of December 31, 2010, 3.2 million shares of common stock were reserved under the LTIP for future equity award grants. In December 2003, in a privately negotiated transaction, WESCO redeemed the net equity value of stock options originally granted in 1994 and 1995, representing approximately 2.9 million shares. These shares are included in the reserve of common stock available for issuance under the LTIP.
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
     As of December 31, 2010, there was $19.1 million of total unrecognized compensation expense related to non-vested stock-based compensation arrangements for all awards previously made of which approximately $11.4 million is expected to be recognized in 2011, $5.8 million in 2012 and $1.9 million in 2013.
     The total intrinsic value of awards exercised during the years ended December 31, 2010 and 2009 was $9.9 million and $3.6 million, respectively. The total amount of cash received from the exercise of options was $1.8 million and $1.4 million, respectively. The tax benefit associated with the exercise of stock options and stock-settled stock appreciation rights totaled $3.1 million and $0.9 million in 2010 and 2009, respectively. WESCO uses the direct only method and tax law ordering approach to calculate the tax effects of stock-based compensation. The tax benefit was recorded as a credit to additional paid-in capital.
     The following table sets forth a summary of both stock options and stock appreciation rights and related information for the years indicated:

	2010				2009		2008
			Weighted
		Weighted	Average	Aggregate		Weighted		Weighted
		Average	Remaining	Intrinsic		Average		Average
		Exercise	Contractual	Value		Exercise		Exercise
	Awards	Price	Life	(In thousands)	Awards	Price	Awards	Price
Beginning of year	4,226,153	$35.30			3,933,035	$36.44	4,213,863	$28.85
Granted	708,949	33.19			815,231	25.37	931,344	39.78
Exercised	(335,155)	14.79			(253,253)	12.55	(1,149,240)	10.16
Cancelled	(101,644)	40.62			(268,860)	43.22	(62,932)	58.15

End of year	4,498,303	36.38	6.6	$30,801	4,226,153	35.30	3,933,035	36.44

Exercisable at end of year	3,011,120	$38.65	5.5	$21,477	2,661,320	$35.61	2,465,137	$29.57

     The following table sets forth a summary of restricted stock units and related information for the year ended December 31, 2010:

		Weighted
		Average
		Fair
	Awards	Value
Unvested at December 31, 2009	243,942	$25.37
Granted	153,318	33.05
Vested	(675)	25.37
Forfeited	(4,092)	25.77

Unvested at December 31, 2010	392,493	$28.36

14. COMMITMENTS AND CONTINGENCIES
     Future minimum rental payments required under operating leases, primarily for real property that have noncancelable lease terms in excess of one year as of December 31, 2010, are as follows:

(In thousands)
2011	$38,420
2012	29,640
2013	19,486
2014	13,053
2015	11,146
Thereafter	23,624
     Rental expense for the years ended December 31, 2010, 2009 and 2008 was $45.4 million, $46.3 million and $48.7 million, respectively.
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
     WESCO is a co-defendant in a lawsuit filed in a state court in Indiana in which a customer alleges that WESCO sold defective products manufactured or remanufactured by others and is seeking monetary damages in the amount of $52 million. WESCO has denied any liability, continues to believe that it has meritorious defenses and intends to vigorously defend itself against these allegations. Accordingly, no liability was recorded for this matter as of December 31, 2010.
15. SEGMENTS AND RELATED INFORMATION
     WESCO provides distribution of product and services through its twelve operating segments which have been aggregated as one reportable segment. The sale of electrical products and maintenance repair and operating supplies represents more than 90% of the consolidated net sales, income from operations and assets for 2010, 2009 and 2008. WESCO has over 250,000 unique product stock keeping units and markets more than 1,000,000 products for customers. There were no material amounts of sales or transfers among geographic areas and no material amounts of export sales.
     The following table sets forth information about WESCO by geographic area:

	Net Sales						Long-Lived Assets
	Year Ended December 31,						December 31,
(In thousands)	2010		2009		2008		2010	2009	2008
United States	$4,198,420	83%	$3,928,182	85%	$5,305,744	87%	$117,767	$112,955	$120,185
Canada	682,415	13%	559,367	12%	673,284	11%	12,446	12,343	10,692
Mexico	51,413	1%	39,032	1%	36,802	1%	641	624	764

Subtotal North American Operations	4,932,248		4,526,581		6,015,830		130,854	125,922	131,641
Other Foreign	131,614	3%	97,373	2%	95,010	2%	325	74	128

Total U.S. and Foreign	$5,063,862		$4,623,954		$6,110,840		$131,179	$125,996	$131,769

     The following table sets forth sales information about WESCO’s sales by product category:

Year Ended December 31,	2010	2009	2008
(percentages based on total sales)
General and Industrial Supplies	35%	35%	35%
Wire, Cable and Conduit	18%	18%	20%
Data Communications	15%	14%	12%
Power Distribution Equipment	12%	13%	13%
Lighting and Controls	10%	11%	10%
Control, Automation and Motors	10%	9%	10%

16. OTHER FINANCIAL INFORMATION
     WESCO Distribution, a 100% owned subsidiary of WESCO International, has outstanding $150.0 million in aggregate principal amount of 2017 Notes, and WESCO International has outstanding $0.2 million in aggregate principal amount of 2026 Debentures and $345 million in aggregate principal amount of 2029 Debentures. The 2017 Notes are fully and unconditionally guaranteed by WESCO International on a subordinated basis to all existing and future senior indebtedness of WESCO International. The 2026 Debentures and 2029 Debentures are fully and unconditionally guaranteed by WESCO Distribution on a senior subordinated basis to all existing and future senior indebtedness of WESCO Distribution.
     Condensed consolidating financial information for WESCO International, WESCO Distribution, Inc. and the non-guarantor subsidiaries is as follows:

CONDENSED CONSOLIDATING BALANCE SHEETS

	December 31, 2010
	(In thousands)
				Consolidating
	WESCO	WESCO		and
	International,	Distribution,	Non-Guarantor	Eliminating
	Inc.	Inc.	Subsidiaries	Entries	Consolidated

Cash and cash equivalents	$1	$32,341	$21,235	$—	$53,577
Trade accounts receivable, net	—	—	792,681	—	792,681
Inventories, net	—	321,111	267,737	—	588,848
Other current assets	(4,492)	90,105	(7,033)	—	78,580

Total curent assets	(4,491)	443,557	1,074,620	—	1,513,686
Intercompany receivables, net	—	—	1,933,768	(1,933,768)	—
Property, buildings and equipment, net	—	41,115	76,930	—	118,045
Intangible assets, net	—	7,817	152,490	—	160,307
Goodwill and other intangibles, net	—	240,313	745,401	—	985,714
Investments in affiliates and other noncurrent assets	2,002,358	3,237,808	39,527	(5,230,671)	49,022

Total assets	$1,997,867	$3,970,610	$4,022,736	$(7,164,439)	$2,826,774

Accounts payable	$—	$349,250	$188,255	$—	$537,505
Other current liabilities	8,016	17,562	145,150	—	170,728

Total current liabilities	8,016	366,812	333,405	—	708,233
Intercompany payables, net	646,607	1,287,161	—	(1,933,768)	—
Long-term debt	166,573	151,755	407,565	—	725,893
Other noncurrent liabilities	28,077	167,705	48,272	—	244,054
Stockholders’ equity	1,148,594	1,997,177	3,233,494	(5,230,671)	1,148,594

Total liabilities and stockholders’ equity	$1,997,867	$3,970,610	$4,022,736	$(7,164,439)	$2,826,774

	December 31, 2009
	(In thousands)
				Consolidating
	WESCO	WESCO		and
	International,	Distribution,	Non-Guarantor	Eliminating
	Inc.	Inc.	Subsidiaries	Entries	Consolidated

Cash and cash equivalents	$3	$16,924	$95,402	$—	$112,329
Trade accounts receivable, net	—	—	635,754	—	635,754
Inventories, net	—	303,747	203,468	—	507,215
Other current assets	394	18,353	56,959	—	75,706

Total curent assets	397	339,024	991,583	—	1,331,004
Intercompany receivables, net	—	—	1,560,850	(1,560,850)	—
Property, buildings and equipment, net	—	38,819	77,490	—	116,309
Intangible assets, net	—	8,704	72,604	—	81,308
Goodwill and other intangibles, net	—	188,329	675,081	—	863,410
Investments in affiliates and other noncurrent assets	1,837,883	3,169,830	33,656	(4,939,207)	102,162

Total assets	$1,838,280	$3,744,706	$3,411,264	$(6,500,057)	$2,494,193

Accounts payable	$—	$326,996	$126,158	$—	$453,154
Other current liabilities	99,528	37,080	91,072	—	227,680

Total current liabilities	99,528	364,076	217,230	—	680,834
Intercompany payables, net	554,257	1,006,593	—	(1,560,850)	—
Long-term debt	164,679	348,952	84,238	—	597,869
Other noncurrent liabilities	23,527	192,661	3,013	—	219,201
Stockholders’ equity	996,289	1,832,424	3,106,783	(4,939,207)	996,289

Total liabilities and stockholders’ equity	$1,838,280	$3,744,706	$3,411,264	$(6,500,057)	$2,494,193

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Year Ended December 31, 2010
	(In thousands)
				Consolidating
	WESCO	WESCO		and
	International,	Distribution,	Non-Guarantor	Eliminating
	Inc.	Inc.	Subsidiaries	Entries	Consolidated

Net sales	$—	$2,820,855	$2,318,495	$(75,488)	$5,063,862
Cost of goods sold	—	2,262,038	1,878,875	(75,488)	4,065,425
Selling, general and administrative expenses	234	518,100	245,249	—	763,583
Depreciation and amortization	—	12,581	11,354	—	23,935
Results of affiliates’ operations	153,107	126,711	—	(279,818)	—
Interest expense, net	27,565	16,816	13,182	—	57,563
Other income	—	(4,285)	—	—	(4,285)
Provision for income taxes	9,831	(10,791)	43,124	—	42,164

Net income (loss)	$115,477	$153,107	$126,711	$(279,818)	$115,477

	Year Ended December 31, 2009
	(In thousands)
				Consolidating
	WESCO	WESCO		and
	International,	Distribution,	Non-Guarantor	Eliminating
	Inc.	Inc.	Subsidiaries	Entries	Consolidated

Net sales	$—	$3,049,745	$1,574,209	$—	$4,623,954
Cost of goods sold	—	2,470,956	1,253,105	—	3,724,061
Selling, general and administrative expenses	39	503,831	190,026	—	693,896
Depreciation and amortization	—	19,736	6,309	—	26,045
Results of affiliates’ operations	136,606	99,375	—	(235,981)	—
Interest expense, net	28,014	16,106	9,634	—	53,754
Gain on debt exchange	(5,962)	—	—	—	(5,962)
Other income	—	(4,991)	—	—	(4,991)
Provision for income taxes	9,427	6,876	15,760	—	32,063

Net income (loss)	$105,088	$136,606	$99,375	$(235,981)	$105,088

	Year Ended December 31, 2008
			(In thousands)
				Consolidating
	WESCO	WESCO		and
	International,	Distribution,	Non-Guarantor	Eliminating
	Inc.	Inc.	Subsidiaries	Entries	Consolidated

Net sales	$—	$4,376,325	$1,734,515	$—	$6,110,840
Cost of goods sold	—	3,556,737	1,347,427	—	4,904,164
Selling, general and administrative expenses	7	643,173	191,098	—	834,278
Depreciation and amortization	—	14,164	12,567	—	26,731
Results of affiliates’ operations	207,547	100,346	—	(307,893)	—
Interest (income) expense, net	(8,677)	23,210	49,619	—	64,152
Other income	—	(9,352)	—	—	(9,352)
Provision for income taxes	12,084	41,191	33,459	—	86,734

Net income (loss)	$204,133	$207,548	$100,345	$(307,893)	$204,133

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2010
	(In thousands)
	WESCO	WESCO		Consolidating
	International,	Distribution,	Non-Guarantor	and Eliminating
	Inc.	Inc.	Subsidiaries	Entries	Consolidated

Net cash (used) provided by operating activities	$(96,685)	$301,578	$(77,610)	$—	$127,283
Investing activities:
Capital expenditures	—	(14,702)	(430)	—	(15,132)
Acquisition payments	—	(265,397)	—	—	(265,397)
Sale of subsidiary	—	40,000	—	—	40,000
Other	—	19,986	—	—	19,986

Net cash used by investing activities	—	(220,113)	(430)	—	(220,543)
Financing activities
Net borrowings (repayments)	92,350	(58,894)	—	—	33,456
Equity transactions	4,333	—	—	—	4,333
Other	—	(7,154)	—	—	(7,154)

Net cash provided (used) by financing activities	96,683	(66,048)	—	—	30,635

Effect of exchange rate changes on cash and cash equivalents	—	—	3,873	—	3,873

Net change in cash and cash equivalents	(2)	15,417	(74,167)	—	(58,752)
Cash and cash equivalents at the beginning of year	3	16,924	95,402	—	112,329

Cash and cash equivalents at the end of period	$1	$32,341	$21,235	$—	$53,577

Year Ended December 31, 2009
(In thousands)

	WESCO	WESCO		Consolidating
	International,	Distribution,	Non-Guarantor	and Eliminating
	Inc.	Inc.	Subsidiaries	Entries	Consolidated

Net cash (used) provided by operating activities	$(61,795)	$335,097	$18,362	$—	$291,664
Investing activities:
Capital expenditures	—	(12,161)	(809)	—	(12,970)
Acquisition payments	—	(262)	—	—	(262)
Sale of subsidiary	—	2,420	—	—	2,420
Other	—	120	—	—	120

Net cash used by investing activities	—	(9,883)	(809)	—	(10,692)
Financing activities
Net borrowings (repayments)	59,235	(314,817)	—	—	(255,582)
Equity transactions	2,563	—	—	—	2,563
Other	—	(11,926)	—	—	(11,926)

Net cash provided (used) by financing activities	61,798	(326,743)	—	—	(264,945)

Effect of exchange rate changes on cash and cash equivalents	—	—	9,964	—	9,964

Net change in cash and cash equivalents	3	(1,529)	27,517	—	25,991
Cash and cash equivalents at the beginning of year	—	18,453	67,885	—	86,338

Cash and cash equivalents at the end of period	$3	$16,924	$95,402	$—	$112,329

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (continued)

	Year Ended December 31, 2008
			(In thousands)
	WESCO	WESCO		Consolidating
	International,	Distribution,	Non-Guarantor	and Eliminating
	Inc.	Inc.	Subsidiaries	Entries	Consolidated

Net cash provided by operating activities	$16,479	$214,913	$48,469	$—	$279,861
Investing activities:
Capital expenditures	—	(33,590)	(1,694)	—	(35,284)
Acquisition payments	—	(12,080)	—	—	(12,080)
Sale of subsidiary	—	60,000	—	—	60,000
Other	—	3,794	—	—	3,794

Net cash provided (used) by investing activities	—	18,124	(1,694)	—	16,430
Financing activities
Net borrowings (repayments)	41,465	(216,261)	(1,367)	—	(176,163)
Equity transactions	(57,937)	—	—	—	(57,937)
Other	—	(30,463)	(426)	—	(30,889)

Net cash used by financing activities	(16,472)	(246,724)	(1,793)	—	(264,989)

Effect of exchange rate changes on cash and cash equivalents	—	—	(17,261)	—	(17,261)

Net change in cash and cash equivalents	7	(13,687)	27,721	—	14,041
Cash and cash equivalents at the beginning of year	(7)	32,140	40,164	—	72,297

Cash and cash equivalents at the end of period	$—	$18,453	$67,885	$—	$86,338

17. SELECTED QUARTERLY FINANCIAL DATA (unaudited)
     The following table sets forth selected quarterly financial data for the years ended December 31, 2010 and 2009:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2010
Net Sales	$1,148,599	$1,259,121	$1,324,555	$1,331,587
Cost of goods sold	921,183	1,016,169	1,066,769	1,061,304
Income from operations	38,276	51,355	61,246	60,042
Income before income taxes	27,252	38,733	47,498	44,158
Net income	19,200	27,793	33,661	34,823
Basic earnings per share(A)	0.45	0.65	0.79	0.82
Diluted earnings per share(B)	0.44	0.60	0.74	0.72

2009
Net Sales	$1,179,590	$1,159,218	$1,152,427	$1,132,719
Cost of goods sold	941,413	935,306	931,536	915,806
Income from operations	43,531	47,638	46,172	42,611
Income before income taxes	32,639	34,918	39,925	29,669
Net income	23,232	26,454	33,619	21,753
Basic earnings per share(A)	0.55	0.63	0.80	0.51
Diluted earnings per share(B)	0.55	0.62	0.79	0.51

(A)	Earnings per share (EPS) in each quarter is computed using the weighted average number of shares outstanding during the quarter while EPS for the full year is computed by taking the average of the weighted average number of shares outstanding each quarter. Thus, the sum of the four quarters’ EPS may not equal the full-year EPS.

(B)	Diluted earnings per share (DEPS) in each quarter is computed using the weighted average number of shares outstanding during that quarter while DEPS for the full year is computed by taking the average of the weighted average number of shares outstanding each quarter. Thus, the sum of the four quarters’ DEPS may not equal the full-year DEPS.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
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
Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010. Management has excluded TVC Communications, LLC from its assessment of internal control over financial reporting as of December 31, 2010 because it was acquired by the Company in a purchase business combination during December 2010. TVC Communication, LLC is a wholly owned subsidiary whose total assets and total revenues represent $295.5 million and $6.9 million, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2010.
     The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
Changes in Internal Control Over Financial Reporting
     During the last fiscal quarter of 2010, there were no changes in the Company’s internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information.
None.

Item 10. Directors, Executive Officers and Corporate Governance.
     The information set forth under the captions “Board of Directors” and “Executive Officers” in our definitive Proxy Statement for our 2011 Annual Meeting of Stockholders is incorporated herein by reference.
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
     The information required by Item 10 that relates to our Directors and executive officers is incorporated by reference from the information appearing under the captions “Corporate Governance”, “Board and Committee Meetings” and “Security Ownership” in our definitive Proxy Statement for our 2011 Annual Meeting of Stockholders that is to be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year on December 31, 2010.
Item 11. Executive Compensation.
     The information set forth under the captions “Compensation Discussion and Analysis” and “Director Compensation” in our definitive Proxy Statement for our 2011 Annual Meeting of Stockholders is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     The information set forth under the caption “Security Ownership” in our definitive Proxy Statement for our 2011 Annual Meeting of Stockholders is incorporated herein by reference.
     The following table provides information as of December 31, 2010 with respect to the shares of our common stock that may be issued under our existing equity compensation plans:

	Number of securities		Number of securities
	to be issued	Weighted average	remaining available for
	upon exercise of	exercise price of	future issuance under
	outstanding options,	outstanding options,	equity compensation
Plan Category	warrants and rights	warrants and rights	plans

Equity compensation plans approved by security holders	4,498,303	$36.38	3,167,693

Equity compensation plans not approved by security holders	—	—	—

Total	4,498,303	$36.38	3,167,693

Item 13. Certain Relationships and Related Transactions, and Director Independence.
     The information set forth under the captions “Transactions with Related Persons” and “Corporate Governance” in our definitive Proxy Statement for our 2011 Annual Meeting of Stockholders is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
     The information set forth under the caption “Independent Registered Public Accounting Firm Fees and Services” in our definitive Proxy Statement for our 2011 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedule.
The financial statements, financial statement schedule and exhibits listed below are filed as part of this annual report:
(a)	(1) Financial Statements

The list of financial statements required by this item is set forth in Item 8, “Financial Statements and Supplementary Data,” and is incorporated herein by reference.

(2)	Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts

(b)	Exhibits

Exhibit No.	Description of Exhibit	Prior Filing or Sequential Page Number

2.1	Recapitalization Agreement, dated as of March 27, 1998, among Thor Acquisitions L.L.C., WESCO International, Inc. (formerly known as CDW Holding Corporation) and certain security holders of WESCO International, Inc.	Incorporated by reference to Exhibit 2.1 to WESCO’s Registration Statement on Form S-4 (No. 333-43225)

2.2	Membership Interest Purchase Agreement, dated as of November 16, 2010, by and among WESCO Distribution, Inc., WDCH, LP, TVC Communications, L.L.C. and Palisades TVC Holding, L.L.C.	Incorporated by reference to Exhibit 2.1 to WESCO’s Current Report on Form 8-K, dated November 16, 2010

3.1	Restated Certificate of Incorporation of WESCO International, Inc.	Incorporated by reference to Exhibit 3.1 to WESCO’s Registration Statement on Form S-4 (No. 333-70404)

3.2	Amended and Restated By-laws of WESCO International, Inc., effective as of September 28, 2009.	Incorporated by reference to Exhibit 3.1 to WESCO’s Current Report on Form 8-K, dated September 28, 2009

4.1	Indenture, dated as of September 22, 2005, by and among WESCO International, Inc., WESCO Distribution, Inc. and J.P. Morgan Trust Company, National Association, as Trustee.	Incorporated by reference to Exhibit 4.4 to WESCO’s Current Report on Form 8-K, dated September 21, 2005

4.2	Form of 7.50% Senior Subordinated Note due 2017.	Included in Exhibit 4.1

4.3	Indenture, dated November 2, 2006, by and among WESCO International, Inc., WESCO Distribution, Inc. and The Bank of New York, as Trustee.	Incorporated by reference to Exhibit 4.1 to WESCO’s Current Report on Form 8-K, dated November 2, 2006

4.4	Form of 1.75% Convertible Senior Debenture due 2026.	Included in Exhibit 4.3

4.5	Indenture, dated August 27, 2009, by and among WESCO International, Inc., WESCO Distribution, Inc. and The Bank of New York, as Trustee.	Incorporated by reference to Exhibit 4.1 to WESCO’s Current Report on Form 8-K, dated August 27, 2009

4.6	Form of 6.0% Convertible Senior Debenture due 2029.	Included in Exhibit 4.5

Exhibit No.	Description of Exhibit	Prior Filing or Sequential Page Number

10.1	Form of Stock Option Agreement.	Incorporated by reference to Exhibit 10.4 to WESCO’s Registration Statement on Form S-4 (No. 333-43225)

10.2	Form of Amendment to Stock Option Agreement.	Incorporated by reference to Exhibit 10.2 to WESCO’s Current Report on Form 8-K, dated March 2, 2006

10.3	Form of Management Stock Option Agreement.	Incorporated by reference to Exhibit 10.2 to WESCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998

10.4	Form of Amendment to Management Stock Option Agreement.	Incorporated by reference to Exhibit 10.6 to WESCO’s Current Report on Form 8-K dated March 2, 2006

10.5	1999 Deferred Compensation Plan for Non-Employee Directors.	Incorporated by reference to Exhibit 10.22 to WESCO’s Annual Report on Form 10-K for the year ended December 31, 1998

10.6	1999 Long-Term Incentive Plan, as restated effective as of May 21, 2008.	Incorporated by reference to Appendix B to the Proxy Statement for the 2008 Annual Meeting of Stockholders filed on Schedule 14A on April 24, 2008

10.7	Form of Stock Appreciation Rights Agreement for Employees.	Incorporated by reference to Exhibit 10.1 to WESCO’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010

10.8	Form of Restricted Stock Unit Agreement for Employees.	Incorporated by reference to Exhibit 10.2 to WESCO’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010

10.9	Form of Stock Appreciation Rights Agreement for Non-Employee Directors.	Incorporated by reference to Exhibit 10.3 to WESCO’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010

10.10	Form of Restricted Stock Unit Agreement for Non-Employee Directors.	Incorporated by reference to Exhibit 10.4 to WESCO’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010

10.11	Lease dated December 13, 2002 between WESCO Distribution, Inc. and WESCO Real Estate IV, LLC.	Incorporated by reference to Exhibit 10.27 to WESCO’s Annual Report on Form 10-K for the year ended December 31, 2002

10.12	Lease Guaranty dated December 13, 2002 by WESCO International, Inc. in favor of WESCO Real Estate IV, LLC.	Incorporated by reference to Exhibit 10.28 to WESCO’s Annual Report on Form 10-K for the year ended December 31, 2002

10.13	Amended and Restated Registration and Participation Agreement, dated as of June 5, 1998, among WESCO International, Inc. and certain security holders of WESCO International, Inc. named therein.	Incorporated by reference to Exhibit 10.19 to WESCO’s Registration Statement on Form S-4 (No. 333-43225)

10.14	Loan Agreement between Bear Stearns Commercial Mortgage, Inc. and WESCO Real Estate IV, LLC, dated December 13, 2002.	Incorporated by reference to Exhibit 10.26 to WESCO’s Annual Report on Form 10-K for the year ended December 31, 2002

10.15	Guaranty of Non-Recourse Exceptions Agreement dated December 13, 2002 by WESCO International, Inc. in favor of Bear Stearns Commercial Mortgage, Inc.	Incorporated by reference to Exhibit 10.29 to WESCO’s Annual Report on Form 10-K for the year ended December 31, 2002

Exhibit No.	Description of Exhibit	Prior Filing or Sequential Page Number

10.16	Environmental Indemnity Agreement dated December 13, 2002 made by WESCO Real Estate IV, Inc. and WESCO International, Inc. in favor of Bear Stearns Commercial Mortgage, Inc.	Incorporated by reference to Exhibit 10.30 to WESCO’s Annual Report on Form 10-K for the year ended December 31, 2002

10.17	Asset Purchase Agreement, dated as of September 11, 1998, among Bruckner Supply Company, Inc. and WESCO Distribution, Inc.	Incorporated by reference to Exhibit 2.01 to WESCO’s Current Report on Form 8-K, dated September 11, 1998

10.18	Amendment dated March 29, 2002 to Asset Purchase Agreement, dated as of September 11, 1998, among Bruckner Supply Company, Inc. and WESCO Distribution, Inc.	Incorporated by reference to Exhibit 10.25 to WESCO’s Annual Report on Form 10-K for the year ended December 31, 2002

10.19	Agreement and Plan of Merger, dated August 16, 2005, by and among Carlton-Bates Company, the shareholders of Carlton-Bates Company signatory thereto, the Company Representative (as defined therein), WESCO Distribution, Inc. and C-B WESCO, Inc.	Incorporated by reference to Exhibit 10.3 to WESCO’s Current Report on Form 8-K, dated September 28, 2005

10.20	Agreement and Plan of Merger, dated October 2, 2006, by and among WESCO Distribution, Inc., WESCO Voltage, Inc., Communications Supply Holdings, Inc. and Harvest Partners, LLC, as Shareholders’ Representative.	Incorporated by reference to Exhibit 2.1 to WESCO’s Current Report on Form 8-K, dated November 8, 2006

10.21	Third Amended and Restated Credit Agreement, dated as of November 1, 2006, among WESCO Distribution, Inc., WESCO Equity Corporation, Herning Enterprises, Inc., WESCO Nevada, Ltd., Carlton-Bates Company and Carlton-Bates Company of Texas, LP, WESCO Distribution Canada LP and the other Canadian Borrowers signatory thereto from time to time, the other Credit Parties signatory thereto, the Lenders signatory thereto from time to time, General Electric Capital Corporation, as Agent and US lender, GECC Capital Markets Group, Inc., as Lead Arranger, and GE Canada Finance Holding Company, as Canadian Agent and a Canadian Lender.	Incorporated by reference to Exhibit 10.1 to WESCO’s Current Report on Form 8-K, dated November 1, 2006

10.22	Limited Consent and Amendment No. 1 to the Third Amended and Restated Credit Agreement, dated November 15, 2007.	Incorporated by reference to Exhibit 10.41 to WESCO’s Annual Report on Form 10-K for the year ended December 31, 2007

10.23	Amendment No. 2 to the Third Amended and Restated Credit Agreement, dated December 14, 2007.	Incorporated by reference to Exhibit 10.42 to WESCO’s Annual Report on Form 10-K for the year ended December 31, 2007

10.24	Limited Consent and Amendment No. 3 to the Third Amended and Restated Credit Agreement, dated December 19, 2008.	Incorporated by reference to Exhibit 10.45 to WESCO’s Annual Report on Form 10-K for the year ended December 31, 2008

10.25	Limited Consent and Amendment No. 4 to the Third Amended and Restated Credit Agreement, dated February 19, 2010.	Incorporated by reference to Exhibit 10.1 to WESCO’s Current Report on Form 8-K, dated February 19, 2010

Exhibit No.	Description of Exhibit	Prior Filing or Sequential Page Number

10.26	Limited Consent and Amendment No. 5 to the Third Amended and Restated Credit Agreement, dated November 16, 2010.	Incorporated by reference to Exhibit 10.1 to WESCO’s Current Report on Form 8-K, dated November 16, 2010

10.27	Limited Consent and Amendment No. 6 to the Third Amended and Restated Credit Agreement, dated December 16, 2010.	Incorporated by reference to Exhibit 10.2 to WESCO’s Current Report on Form 8-K, dated December 16, 2010

10.28	Third Amended and Restated Receivables Purchase Agreement, dated as of April 13, 2009, by and among WESCO Receivables Corp., WESCO Distribution, Inc., the Purchasers and Purchaser Agents party thereto and PNC Bank, National Association (as successor to Wachovia Capital Markets, LLC), as Administrator.	Incorporated by reference to Exhibit 10.1 to WESCO’s Current Report on Form 8-K, dated April 13, 2009

10.29	First Amendment to the Third Amended and Restated Receivables Purchase Agreement, dated as of August 31, 2009.	Incorporated by reference to Exhibit 10.4 to WESCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009

10.30	Second Amendment to the Third Amended and Restated Receivables Purchase Agreement, dated as of September 7, 2010.	Incorporated by reference to Exhibit 10.1 to WESCO’s Current Report on Form 8-K, dated September 7, 2010

10.31	Third Amendment to the Third Amended and Restated Receivables Purchase Agreement, dated as of December 16, 2010.	Incorporated by reference to Exhibit 10.1 to WESCO’s Current Report on Form 8-K, dated December 16, 2010

10.32	Term Sheet, dated May 21, 2009, memorializing terms of employment of Richard P. Heyse by WESCO International, Inc.	Incorporated by reference to Exhibit 10.23 to WESCO’s Annual Report on Form 10-K for the year ended December 31, 2009

10.33	Amended and Restated Employment Agreement, dated as of September 1, 2009, between WESCO International Inc. and Roy W. Haley.	Incorporated by reference to Exhibit 10.1 to WESCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009

10.34	Amended and Restated Employment Agreement, dated as of September 1, 2009, between WESCO International Inc. and John J. Engel.	Incorporated by reference to Exhibit 10.2 to WESCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009

10.35	Amended and Restated Employment Agreement, dated as of September 1, 2009, between WESCO International Inc. and Stephen A. Van Oss.	Incorporated by reference to Exhibit 10.3 to WESCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009

10.36	Term Sheet, dated January 15, 2010, memorializing terms of employment of Diane Lazzaris by WESCO International, Inc.	Incorporated by reference to Exhibit 10.28 to WESCO’s Annual Report on Form 10-K for the year ended December 31, 2009

10.37	Term Sheet, dated June 18, 2010, memorializing terms of employment of Kimberly Windrow by WESCO International, Inc.	Incorporated by reference to Exhibit 10.1 to WESCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010

21.1	Significant Subsidiaries of WESCO.	Filed herewith

23.1	Consent of PricewaterhouseCoopers LLP.	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act.	Filed herewith

Exhibit No.	Description of Exhibit	Prior Filing or Sequential Page Number

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act.	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

101	Interactive Data File*	Filed herewith

*	In with accordance with Rule 406T of Regulation S-T promulgated by the Securities and Exchange Commission, Exhibit 101 is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.
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

WESCO INTERNATIONAL, INC.
By:	/s/ JOHN J. ENGEL
	Name:	John J. Engel
	Title:	President and Chief Executive Officer
	Date:	February 24, 2011

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROY W. HALEY Roy W. Haley	Executive Chairman	February 24, 2011

/s/ JOHN J. ENGEL	Director and President and Chief Executive Officer	February 24, 2011
John J. Engel	(Principal Executive Officer)

/s/ RICHARD P. HEYSE	Vice President and Chief Financial Officer	February 24, 2011
Richard P. Heyse	(Principal Financial and Accounting Officer)

/s/ SANDRA BEACH LIN Sandra Beach Lin	Director	February 24, 2011

/s/ GEORGE L. MILES, JR. George L. Miles, Jr.	Director	February 24, 2011

/s/ JOHN K. MORGAN John K. Morgan	Director	February 24, 2011

/s/ STEVEN A. RAYMUND Steven A. Raymund	Director	February 24, 2011

/s/ JAMES L. SINGLETON James L. Singleton	Director	February 24, 2011

/s/ ROBERT J. TARR, JR. Robert J. Tarr, Jr.	Director	February 24, 2011

/s/ LYNN M. UTTER Lynn M. Utter	Director	February 24, 2011

/s/ STEPHEN A. VAN OSS Stephen A. Van Oss	Director	February 24, 2011

/s/ WILLIAM J. VARESCHI William J. Vareschi	Director	February 24, 2011

Schedule II—Valuation and Qualifying Accounts

	Col. A	Col. B	Col. C	Col. D	Col. E
	(In thousands)
	Balance at		Charged to
	Beginning	Charged to	Other		Balance at
(In thousands)	of Period	Expense	Accounts	Deductions(1)	End of Period
Allowance for doubtful accounts
Year ended December 31, 2010	$20,060	$6,439	$—	$(7,937)	$18,562
Year ended December 31, 2009	19,665	6,072	2,059	(7,736)	20,060
Year ended December 31, 2008	17,418	10,103	(10)	(7,846)	19,665

(1)	Includes a reduction in the allowance for doubtful accounts due to write-off of accounts receivable.