Form 10-Q
period 2011-03-31
WESCO INTERNATIONAL INC
filed 2011-05-03
CIK 929008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of April 27, 2011, WESCO International, Inc. had 43,093,964 shares of common stock outstanding.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010 (unaudited)	2
Condensed Consolidated Statements of Income for the three months ended March 31, 2011 and 2010 (unaudited)	3
Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010 (unaudited)	4
Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	18

Item 4. Controls and Procedures	18

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	19

Item 6. Exhibits	19

Signatures and Certifications	20

EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
Amounts in thousands, except share data	2011	2010

Assets
Current Assets:
Cash and cash equivalents	$52,432	$53,577
Trade accounts receivable, net of allowance for doubtful accounts of $20,142 and $18,562 in 2011 and 2010, respectively	885,361	792,681
Other accounts receivable	21,969	37,223
Inventories, net	631,084	588,848
Current deferred income taxes	3,142	3,046
Income taxes receivable	18,193	18,146
Prepaid expenses and other current assets	21,554	20,165

Total current assets	1,633,735	1,513,686

Property, buildings and equipment, net	120,023	118,045
Intangible assets, net	156,886	160,307
Goodwill	991,838	985,714
Deferred income taxes	37,380	35,887
Other assets	12,653	13,135

Total assets	$2,952,515	$2,826,774

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$650,383	$537,505
Accrued payroll and benefit costs	50,432	66,931
Current portion of long-term debt	4,836	3,988
Bank overdrafts	29,250	27,590
Current deferred income taxes	4,607	4,593
Other current liabilities	67,247	67,626

Total current liabilities	806,755	708,233

Long-term debt, net of discount of $177,822 and $178,427 in 2011 and 2010, respectively	703,339	725,893
Deferred income taxes	212,201	210,876
Other noncurrent liabilities	30,996	33,178

Total liabilities	$1,753,291	$1,678,180

Commitments and contingencies (Note 6)

Stockholders’ Equity:
Preferred stock, $.01 par value; 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 210,000,000 shares authorized, 56,682,494 and 56,576,250 shares issued and 43,123,709 and 43,009,941 shares outstanding in 2011 and 2010, respectively	567	566
Class B nonvoting convertible common stock, $.01 par value; 20,000,000 shares authorized, 4,339,431 issued and no shares outstanding in 2011 and 2010, respectively	43	43
Additional capital	1,024,303	1,018,683
Retained earnings	734,981	697,676
Treasury stock, at cost; 17,898,216 and 17,905,740 shares in 2011 and 2010, respectively	(591,289)	(591,007)
Accumulated other comprehensive income	30,619	22,633

Total stockholders’ equity	1,199,224	1,148,594

Total liabilities and stockholders’ equity	$2,952,515	$2,826,774

The accompanying notes are an integral part of the condensed consolidated financial statements

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended
	March 31,
Amounts in thousands, except per share data	2011	2010

Net sales	$1,431,305	$1,148,599
Cost of goods sold (excluding depreciation and amortization below)	1,145,255	921,183
Selling, general and administrative expenses	213,759	183,039
Depreciation and amortization	7,546	6,101

Income from operations	64,745	38,276

Interest expense, net	12,641	13,530
Other income	—	(2,506)

Income before income taxes	52,104	27,252

Provision for income taxes	14,799	8,052

Net income	$37,305	$19,200

Earnings per share :
Basic	$0.87	$0.45

Diluted	$0.74	$0.44

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31,
Amounts in thousands	2011	2010

Operating Activities:
Net income	$37,305	$19,200
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,546	6,101
Amortization of debt issuance costs	655	635
Amortization of debt discount	606	1,279
Deferred income taxes	(80)	292
Stock-based compensation expense	4,979	3,517
Gain on sale of property, buildings and equipment	29	104
Asset impairment charge	—	3,400
Equity income, net of distributions in 2010 of $1,864	—	(2,420)
Excess tax benefit from stock-based compensation	(1,017)	(408)
Interest related to uncertain tax positions	127	(37)
Changes in assets and liabilities
Trade and other receivables, net	(69,711)	(41,223)
Inventories, net	(38,666)	2,065
Prepaid expenses and other current assets	2,859	6,951
Accounts payable	107,397	78,924
Accrued payroll and benefit costs	(16,682)	(4,451)
Other current and noncurrent liabilities	(3,566)	(5,255)

Net cash provided by operating activities	31,781	68,674

Investing Activities:
Capital expenditures	(5,559)	(2,246)
Acquisition payments	(7,798)	(48)
Equity distribution	—	1,365
Proceeds from sale of assets	42	15

Net cash used by investing activities	(13,315)	(914)

Financing Activities:
Proceeds from issuance of long-term debt	118,146	205,500
Repayments of long-term debt	(140,258)	(262,401)
Debt issuance costs	(195)	(409)
Proceeds from the exercise of stock options	211	427
Excess tax benefit from stock-based compensation	1,017	408
Repurchase of common stock	(1,239)	(30)
Decrease in bank overdrafts	1,660	(5,395)
Payments on capital lease obligations	(359)	(538)

Net cash used by financing activities	(21,017)	(62,438)

Effect of exchange rate changes on cash and cash equivalents	1,406	3,423

Net change in cash and cash equivalents	(1,145)	8,745
Cash and cash equivalents at the beginning of period	53,577	112,329

Cash and cash equivalents at the end of period	$52,432	$121,074

Supplemental disclosures:
Non-cash investing and financing activities:
Property, buildings and equipment acquired through capital leases	$130	$14
Issuance of treasury stock	960	—
The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. ORGANIZATION
     WESCO International, Inc. and its subsidiaries (collectively, “WESCO”), headquartered in Pittsburgh, Pennsylvania, is a full-line distributor of electrical, industrial and communications maintenance, repair and operating (“MRO”) and original equipment manufacturers (“OEM”) products, construction materials, and advanced supply chain management and logistics services used primarily in the industrial, construction, utility and commercial, institutional and government markets. We serve over 100,000 customers globally, through approximately 400 full service branches and seven distribution centers located primarily in the United States, Canada and Mexico, with additional full service branches in the United Kingdom, Singapore, China, Australia and the United Arab Emirates and a commercial presence in 6 other countries.
2. ACCOUNTING POLICIES
     Basis of Presentation
     The unaudited condensed consolidated financial statements of WESCO have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in WESCO’s 2010 Annual Report on Form 10-K filed with the SEC. The December 31, 2010 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States.
     The unaudited condensed consolidated balance sheet as of March 31, 2011, the unaudited condensed consolidated statements of income for the three months ended March 31, 2011 and 2010, respectively, and the unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2011 and 2010, respectively, in the opinion of management, have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair statement of the results of the interim periods. All adjustments reflected in the unaudited condensed consolidated financial statements are of a normal recurring nature unless indicated. Results for the interim periods presented are not necessarily indicative of the results to be expected for the full year.
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
     During the three month periods ended March 31, 2011 and 2010, WESCO granted the following stock-settled stock appreciation rights and restricted stock units at the following weighted average assumptions:

	Three Months Ended March 31,
	2011	2010

Stock-settled appreciations rights granted	379,757	10,750
Restricted stock units	53,852	—
Risk free interest rate	2.4%	2.2%
Expected life	5.0 years	4.5 years
Expected volatility	49%	50%
     For the three months ended March 31, 2011 and 2010, the weighted average fair value per stock-settled appreciation right granted was $26.90 and $12.63, respectively. For the three months ended March 31, 2011, the weighted average fair value per restricted stock unit granted was $60.05.
     WESCO recognized $5.0 million and $3.5 million of non-cash stock-based compensation expense, which is included in selling, general and administrative expenses, for the three months ended March 31, 2011 and 2010, respectively. As of March 31, 2011, there was $27.0 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements for all awards previously made, of which approximately $10.5 million is expected to be recognized over the remainder of 2011, $10.0 million in 2012, $6.0 million in 2013 and $0.5 million in 2014.
     During the three months ended March 31, 2011 and 2010, the total intrinsic value of awards exercised was $6.0 million and $0.9 million, respectively, and the total amount of cash received from the exercise of options was $0.2 million and $0.4 million, respectively. The tax benefit associated with the exercise of awards for the three months ended March 31, 2011 and 2010 totaled $1.0 million and $0.4 million, respectively, and was recorded as an increase to additional capital.
     The following table sets forth a summary of stock options and stock-settled stock appreciation rights and related information for the three months ended March 31, 2011:

		Weighted	Weighted Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual Term	Value
	Awards	Price	(In Years)	(In Thousands)
Outstanding at December 31, 2010	4,498,303	$36.38
Granted	379,757	60.05
Exercised	(210,467)	29.67
Forfeited	(55,130)	43.23

Outstanding at March 31, 2011	4,612,463	38.55	6.6	94,093

Exercisable at March 31, 2011	2,793,784	39.14	5.2	56,990

     The following table sets forth a summary of restricted stock units and related information for the three months ended March 31, 2011:

		Weighted
		Average
		Fair
	Awards	Value
Unvested at December 31, 2010	392,493	$28.36
Granted	53,852	60.05
Vested	(577)	27.79
Forfeited	(4,087)	30.90

Unvested at March 31, 2011	441,681	$32.21

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
     The following table sets forth the details of basic and diluted earnings per share:

	Three Months Ended
	March 31,
Amounts in thousands, except share and per share data	2011	2010
Net income	$37,305	$19,200

Weighted average common shares outstanding used in computing basic earnings per share	43,060,351	42,443,117
Common shares issuable upon exercise of dilutive stock options	1,417,346	522,876
Common shares issuable from contingently convertible debentures (see note below for basis of calculation)	5,955,068	687,990

Weighted average common shares outstanding and common share equivalents used in computing diluted earnings per share	50,432,765	43,653,983

Earnings per share:
Basic	$0.87	$0.45
Diluted	$0.74	$0.44
     For the three months ended March 31, 2011 and 2010, the computation of diluted earnings per share excluded 1.2 million and 3.2 million, respectively, of stock-settled stock appreciation rights at weighted average exercise prices of $62.84 per share and $41.62 per share, respectively. These amounts were excluded because their effect would have been antidilutive.
     Because of WESCO’s obligation to settle the par value of the 1.75% Convertible Senior Debentures due 2026 (the “2026 Debentures”) and the 6.0% Convertible Senior Debentures due 2029 (the “2029 Debentures” and together with the 2026 Debentures, the “Debentures”) in cash, WESCO is not required to include any shares underlying the Debentures in its diluted weighted average shares outstanding until the average stock price per share for the period exceeds the conversion price of the respective Debentures. At such time, only the number of shares that would be issuable (under the treasury stock method of accounting for share dilution) would be included, which is based upon the amount by which the average stock price exceeds the conversion price. The conversion prices of the 2029 Debentures and 2026 Debentures are $28.87 and $88.15, respectively. Share dilution is limited to a maximum of 11,951,939 shares for the 2029 Debentures and 2,507 shares for the 2026 Debentures. For the period ended March 31, 2011 and 2010, the effect of the Debentures on diluted earnings per share was a decrease of $0.10 and less than $0.01, respectively.

5. EMPLOYEE BENEFIT PLANS
     A majority of WESCO’s employees are covered by defined contribution retirement savings plans for their services rendered subsequent to WESCO’s formation. WESCO also offers a deferred compensation plan for select individuals. For U.S. participants, WESCO will make contributions in an amount equal to 50% of the participant’s total monthly contributions up to a maximum of 6% of eligible compensation. For Canadian participants, WESCO will make contributions in an amount ranging from 1% to 7% of the participant’s eligible compensation based on years of continuous service. In addition, employer contributions may be made at the discretion of the Board of Directors. For the three months ended March 31, 2011 and 2010, WESCO incurred charges of $7.8 million and $6.3 million, respectively, for all such plans. Contributions are made in cash to all employee retirement savings plan accounts, except for the deferred compensation plan. Employees then have the option to transfer balances allocated to their accounts into any of the available investment options, including WESCO common stock.
6. COMMITMENTS AND CONTINGENCIES
     WESCO is a co-defendant in a lawsuit filed in a state court in Indiana in which a customer alleges that WESCO sold defective products manufactured or remanufactured by others and is seeking monetary damages in the amount of approximately $50 million, as the original amount sought of approximately $52 million was modified to approximately $47 million in written responses to discovery requests. The discovery process is on-going in this matter. WESCO has denied any liability, believes that it has meritorious defenses and intends to vigorously defend itself against these allegations. Accordingly, no liability is recorded for this matter as of March 31, 2011.
7. COMPREHENSIVE INCOME
     The following tables set forth comprehensive income and its components:

	Three Months Ended
	March 31,
Amounts in thousands	2011	2010
Net income	$37,305	$19,200
Foreign currency translation adjustment	7,986	7,404

Comprehensive income	$45,291	$26,604

8. INCOME TAXES
     The effective income tax rate for the three months ended March 31, 2011 and 2010 was 28.4% and 29.5%, respectively. WESCO’s effective tax rate is lower than the federal statutory rate of 35% primarily due to benefits resulting from the recapitalization of Canadian operations, which are partially offset by nondeductible expenses, state taxes and foreign rate differences. The effective tax rate for the three months ended March 31, 2011 reflects discrete benefits totaling $1.4 million related to state taxes and an adjustment for uncertain tax positions, partially offset by a discrete adjustment of $0.4 million related to an increase in state tax rates. The effective tax rate for the three months ended March 31, 2010 included discrete adjustments of $0.5 million related to foreign taxes partially offset by favorable tax positions.
     The total amount of unrecognized tax benefits were $2.4 million and $3.4 million as of March 31, 2011 and December 31, 2010, respectively. If these tax benefits were recognized in the consolidated financial statements, the portion of these amounts that would reduce WESCO’s effective tax rate would be $0.8 million and $1.9 million, respectively. During the next twelve months, it is reasonably possible that the amount of unrecognized tax benefits will change by $2.7 million due to the resolution of federal, state and foreign tax examinations.
     WESCO records interest related to uncertain tax positions as a part of interest expense in the consolidated statement of income. As of March 31, 2011 and December 31, 2010, WESCO had an accrued liability for interest related to uncertain tax positions of $9.6 million and $9.5 million, respectively. Penalties are recognized as part of income tax expense. There were no penalties recorded during the three months ended March 31, 2011 or 2010.

9. OTHER FINANCIAL INFORMATION
     WESCO Distribution, Inc. (“WESCO Distribution”) a 100% owned subsidiary of WESCO International, Inc. (“WESCO International”) has outstanding $150.0 million in aggregate principal amount of 7.50% Senior Subordinated Notes due 2017 (the “2017 Notes”), and WESCO International has outstanding $0.2 million in aggregate principal amount of 2026 Debentures and $345.0 million in aggregate principal amount of 2029 Debentures. The 2017 Notes are fully and unconditionally guaranteed by WESCO International on a subordinated basis to all existing and future senior indebtedness of WESCO International. The 2026 Debentures and 2029 Debentures are fully and unconditionally guaranteed by WESCO Distribution on a senior subordinated basis to all existing and future senior indebtedness of WESCO Distribution.
     Condensed consolidating financial information for WESCO International, WESCO Distribution and the non-guarantor subsidiaries is as follows:

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
(unaudited)

	March 31, 2011
	(In thousands)
				Consolidating
	WESCO	WESCO		and
	International,	Distribution,	Non-Guarantor	Eliminating
	Inc.	Inc.	Subsidiaries	Entries	Consolidated

Cash and cash equivalents	$—	$24,746	$27,686	$—	$52,432
Trade accounts receivable, net	—	—	885,361	—	885,361
Inventories, net	—	341,785	289,299	—	631,084
Other current assets	(34,881)	7,996	91,743	—	64,858

Total current assets	(34,881)	374,527	1,294,089	—	1,633,735
Intercompany receivables, net	—	—	1,845,419	(1,845,419)	—
Property, buildings and equipment, net	—	42,328	77,695	—	120,023
Intangible assets, net	—	7,608	149,278	—	156,886
Goodwill and other intangibles, net	—	246,268	745,570	—	991,838
Investments in affiliates and other noncurrent assets	2,053,472	3,285,585	40,854	(5,329,878)	50,033

Total assets	$2,018,591	$3,956,316	$4,152,905	$(7,175,297)	$2,952,515

Accounts payable	$—	$415,115	$235,268	$—	$650,383
Other current liabilities	7,103	(53,555)	202,824	—	156,372

Total current liabilities	7,103	361,560	438,092	—	806,755
Intercompany payables, net	616,949	1,228,470	—	(1,845,419)	—
Long-term debt	167,178	154,034	382,127	—	703,339
Other noncurrent liabilities	28,137	163,891	51,169	—	243,197
Stockholders’ equity	1,199,224	2,048,361	3,281,517	(5,329,878)	1,199,224

Total liabilities and stockholders’ equity	$2,018,591	$3,956,316	$4,152,905	$(7,175,297)	$2,952,515

	December 31, 2010
	(In thousands)
				Consolidating
	WESCO	WESCO		and
	International,	Distribution,	Non-Guarantor	Eliminating
	Inc.	Inc.	Subsidiaries	Entries	Consolidated

Cash and cash equivalents	$1	$32,341	$21,235	$—	$53,577
Trade accounts receivable, net	—	—	792,681	—	792,681
Inventories, net	—	321,111	267,737	—	588,848
Other current assets	(4,492)	90,105	(7,033)	—	78,580

Total current assets	(4,491)	443,557	1,074,620	—	1,513,686
Intercompany receivables, net	—	—	1,933,768	(1,933,768)	—
Property, buildings and equipment, net	—	41,115	76,930	—	118,045
Intangible assets, net	—	7,817	152,490	—	160,307
Goodwill and other intangibles, net	—	240,313	745,401	—	985,714
Investments in affiliates and other noncurrent assets	2,002,358	3,237,808	39,527	(5,230,671)	49,022

Total assets	$1,997,867	$3,970,610	$4,022,736	$(7,164,439)	$2,826,774

Accounts payable	$—	$349,250	$188,255	$—	$537,505
Other current liabilities	8,016	17,562	145,150	—	170,728

Total current liabilities	8,016	366,812	333,405	—	708,233
Intercompany payables, net	646,607	1,287,161	—	(1,933,768)	—
Long-term debt	166,573	151,755	407,565	—	725,893
Other noncurrent liabilities	28,077	167,705	48,272	—	244,054
Stockholders’ equity	1,148,594	1,997,177	3,233,494	(5,230,671)	1,148,594

Total liabilities and stockholders’ equity	$1,997,867	$3,970,610	$4,022,736	$(7,164,439)	$2,826,774

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31, 2011
	(In thousands)
				Consolidating
	WESCO	WESCO		and
	International,	Distribution,	Non-Guarantor	Eliminating
	Inc.	Inc.	Subsidiaries	Entries	Consolidated

Net Sales	$—	$739,274	$710,564	$(18,533)	$1,431,305
Cost of goods sold	—	591,846	571,942	(18,533)	1,145,255
Selling, general and administrative expenses	38	136,540	77,181	—	213,759
Depreciation and amortization	—	2,675	4,871	—	7,546
Results of affiliates’ operations	43,197	48,023	—	(91,220)	—
Interest expense, net	5,854	3,708	3,079	—	12,641
Provision for income taxes	—	9,331	5,468	—	14,799

Net income	$37,305	$43,197	$48,023	$(91,220)	$37,305

	Three Months Ended March 31, 2010
	(In thousands)
				Consolidating
	WESCO	WESCO		and
	International,	Distribution,	Non-Guarantor	Eliminating
	Inc.	Inc.	Subsidiaries	Entries	Consolidated

Net Sales	$—	$658,946	$503,370	$(13,717)	$1,148,599
Cost of goods sold	—	527,693	407,207	(13,717)	921,183
Selling, general and administrative expenses	88	129,258	53,693	—	183,039
Depreciation and amortization	—	3,496	2,605	—	6,101
Results of affiliates’ operations	26,556	34,828	—	(61,384)	—
Interest expense, net	7,268	3,745	2,517	—	13,530
Other income	—	(2,506)	—	—	(2,506)
Provision for income taxes	—	5,532	2,520	—	8,052

Net income	$19,200	$26,556	$34,828	$(61,384)	$19,200

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31, 2011
	(In thousands)
	WESCO	WESCO		Consolidating
	International,	Distribution,	Non-Guarantor	and Eliminating
	Inc.	Inc.	Subsidiaries	Entries	Consolidated

Net cash provided (used) by operating activities	$29,668	$(3,518)	$5,631	$—	$31,781
Investing activities:
Capital expenditures	—	(4,974)	(585)	—	(5,559)
Acquisition payments	—	(7,798)	—	—	(7,798)
Other	—	42	—	—	42

Net cash used by investing activities	—	(12,730)	(585)	—	(13,315)
Financing activities
Net repayments	(29,658)	7,187	—	—	(22,471)
Equity transactions	(11)	—	—	—	(11)
Other	—	1,465	—	—	1,465

Net cash (used) provided by financing activities	(29,669)	8,652	—	—	(21,017)

Effect of exchange rate changes on cash and cash equivalents	—	—	1,406	—	1,406

Net change in cash and cash equivalents	(1)	(7,596)	6,452	—	(1,145)
Cash and cash equivalents at the beginning of year	1	32,342	21,234	—	53,577

Cash and cash equivalents at the end of period	$—	$24,746	$27,686	$—	$52,432

	Three Months Ended March 31, 2010
	(In thousands)
	WESCO	WESCO		Consolidating
	International,	Distribution,	Non-Guarantor	and Eliminating
	Inc.	Inc.	Subsidiaries	Entries	Consolidated

Net cash (used) provided by operating activities	$(7,940)	$70,421	$6,193	$—	$68,674
Investing activities:
Capital expenditures	—	(2,096)	(150)	—	(2,246)
Acquisition payments	—	(48)	—	—	(48)
Proceeds from sale of subsidiary	—	1,365	—	—	1,365
Other	—	15	—	—	15

Net cash used by investing activities	—	(764)	(150)	—	(914)
Financing activities
Net repayments	7,138	(64,577)	—	—	(57,439)
Equity transactions	805	—	—	—	805
Other	—	(5,804)	—	—	(5,804)

Net cash provided (used) by financing activities	7,943	(70,381)	—	—	(62,438)

Effect of exchange rate changes on cash and cash equivalents	—	—	3,423	—	3,423

Net change in cash and cash equivalents	3	(724)	9,466	—	8,745
Cash and cash equivalents at the beginning of year	3	16,924	95,402	—	112,329

Cash and cash equivalents at the end of period	$6	$16,200	$104,868	$—	$121,074

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with the information in the unaudited condensed consolidated financial statements and notes thereto included herein and WESCO International Inc.’s Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in its 2010 Annual Report on Form 10-K. The matters discussed herein may contain forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from expectations. Certain of these risks are set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as well as the Company’s other reports filed with the Securities and Exchange Commission.
Company Overview
     WESCO International, Inc., incorporated in 1993 and formed in February 1994 upon acquiring a distribution business from Westinghouse Electric Corporation, is a leading North American distributor of products and provider of advanced supply chain management and logistics services used primarily in the industrial, construction, utility and commercial, institutional and government markets. We serve over 100,000 customers globally, including a large percentage of Fortune 1000 companies, through approximately 400 full service branches and seven distribution centers located primarily in the United States, Canada and Mexico, with additional full service branches in the United Kingdom, Singapore, China, Australia and the United Arab Emirates and a commercial presence in 6 other countries. Approximately 81% of our net sales for the first three months of 2011 were generated from operations in the United States, 15% from Canada and the remainder from other countries.
     We sell electrical, industrial, and communications maintenance, repair and operating (“MRO”) and original equipment manufacturer (“OEM”) products, construction materials, and advanced supply chain management and logistic services. Our primary product categories include general electrical and industrial supplies, wire, cable and conduit, data communications, power distribution equipment, lighting and lighting control systems, control and automation and motors. We distribute over 1,000,000 products from approximately 17,000 suppliers utilizing a highly automated, proprietary electronic procurement and inventory replenishment system. In addition, we offer a comprehensive portfolio of value-added services, which includes supply chain management, logistics and transportation procurement, warehousing and inventory management, as well as kitting, limited assembly of products and system installation. Our value-added capabilities, extensive geographic reach, experienced workforce and broad product and supply chain solutions have enabled us to grow our business and establish a leading position in North America.
     Our financial results for the first three months of 2011 reflect improving conditions in many of our served markets, successful growth initiatives, the positive impact from recent acquisitions, higher product prices and product costs, and favorable foreign currency exchange rates. Sales increased $282.7 million, or 24.6%, over the same period last year. Cost of goods sold as a percentage of net sales was 80.0% and 80.2% for the first three months of 2011 and 2010, respectively. Operating income increased by $26.5 million, or 69.2%, primarily from organic growth of the base business. Net income for the three months ended March 31, 2011 and 2010 was $37.3 million and $19.2 million, respectively.
Cash Flow
     We generated $31.8 million in operating cash flow for the first three months of 2011. Included in this amount was increased operating results offset by investments in working capital to fund our growth. Investing activities included payments of $7.8 million for the acquisition of the business of Richard Equipment Company, Inc. (“RECO”) and $5.6 million for capital expenditures. Financing activities consisted of borrowings and repayments of $102.3 million and $99.8 million, respectively, related to our revolving credit facility, and borrowings and repayments of $15.0 million and $40.0 million, respectively, related to our accounts receivable securitization facility (“Receivables Facility”).
Financing Availability
     As of March 31, 2011, we had $342.2 million in total available borrowing capacity. The available borrowing capacity under our revolving credit facility, which has a maturity date of November 1, 2013, was $276.1 million, of which $210.8 million is the U.S. sub-facility borrowing limit and $65.3 million is the Canadian sub-facility borrowing limit. The available borrowing capacity under the Receivables Facility, which has a maturity date of September 6, 2013, was $66.1 million. We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions. For further discussion refer to “Liquidity and Capital Resources.”

Critical Accounting Policies and Estimates
     During the three months ended March 31, 2011, there were no significant changes to our critical accounting policies and estimates referenced in the 2010 Annual Report on Form 10-K.
Results of Operations
First Quarter of 2011 versus First Quarter of 2010
     The following table sets forth the percentage relationship to net sales of certain items in our condensed consolidated statements of income for the periods presented:

	Three Months Ended
	March 31,
	2011	2010
Net sales	100.0%	100.0%
Cost of goods sold	80.0	80.2
Selling, general and administrative expenses	15.0	15.9
Depreciation and amortization	0.5	0.5

Income from operations	4.5	3.4
Interest expense	0.9	1.2
Other income	—	(0.2)

Income before income taxes	3.6	2.4
Provision for income taxes	1.0	0.7

Net income	2.6%	1.7%

     Net sales in the first quarter of 2011 totaled $1,431.3 million versus $1,148.6 million in the comparable period for 2010, an increase of $282.7 million, or 24.6%, over the same period last year. Sales were positively impacted by growth in many of our served markets, successful growth initiatives, recent acquisitions, which comprised 7.0% of the sales growth, higher product prices due primarily to rising supplier product and commodity prices, and favorable foreign currency exchange rates.
     Cost of goods sold for the first quarter of 2011 was $1,145.3 million versus $921.2 million for the comparable period in 2010, and cost of goods sold as a percentage of net sales was 80.0% and 80.2% in 2011 and 2010, respectively. The decrease in the cost of goods sold percentage was primarily due to higher supplier volume rebates rates.
     Selling, general and administrative (“SG&A”) expenses in the first quarter of 2011 totaled $213.8 million versus $183.0 million in last year’s comparable quarter. The increase in SG&A expenses is primarily due to compensation expenses related to the growth in sales and the impact from recent acquisitions. As a percentage of net sales, SG&A expenses were 15.0% in the first quarter of 2011 compared to 15.9% in the first quarter of 2010. SG&A expenses expanded at a lower rate than sales due to the fixed cost nature of certain SG&A expense components.
     SG&A payroll expenses for the first quarter of 2011 of $150.4 million increased by $25.6 million compared to the same quarter in 2010. The increase in payroll expenses was primarily due to an increase in salaries and wages of $10.1 million, an increase in commissions and incentives of $6.5 million and an increase in benefit costs of $5.9 million. These increases are primarily due to an increase in headcount, which is the result of both recent acquisitions and organic growth initiatives. Other SG&A payroll related expenses increased $3.1 million.
     The remaining SG&A expenses for the first quarter of 2011 of $63.4 million increased by $5.2 million compared to the same quarter in 2010 due to an increase in variable operating expenses and the absence of an impairment charge of $3.4 million recorded in the prior year related to the sale of our 40% interest in the LADD joint venture.
     Depreciation and amortization for the first quarter of 2011 was $7.5 million versus $6.1 million in last year’s comparable quarter. The increase in depreciation and amortization is due to additional amortization expense related to recently acquired intangible assets.

     Interest expense totaled $12.6 million for the first quarter of 2011 versus $13.5 million in last year’s comparable quarter, a decrease of 6.6%. Although total debt increased, interest expense for the first quarter of 2011 was reduced as a result of both debt mix and a decrease in interest rates. The change in fixed versus variable rate debt was due to the conversion and redemption of all of the then outstanding 2.625% Convertible Senior Debentures due 2025 in the fourth quarter of 2010 and the acquisition of the business of TVC Communications, LLC in December 2010, which was partially funded with borrowings under the Receivables Facility. The decrease in interest rates is due to amending the Receivables Facility in September 2010. Amortization of the debt discount resulted in non-cash interest expense of $0.6 million in 2011 and $1.3 million in 2010.
     Income tax expense totaled $14.8 million in the first quarter of 2011 compared to $8.1 million in last year’s comparable quarter, and the effective tax rate was 28.4% compared to 29.5% in the same quarter in 2010. The decrease in the effective tax rate is primarily due to current year adjustments related to state taxes and uncertain tax positions.
     For the first quarter of 2011, net income increased by $18.1 million to $37.3 million compared to $19.2 million in the first quarter of 2010. Diluted earnings per share was $0.74 for the first quarter of 2011 compared with $0.44 per diluted share for the first quarter of 2010.
Liquidity and Capital Resources
     Total assets were $3.0 billion at March 31, 2011, compared to $2.8 billion at December 31, 2010. The $125.7 million increase in total assets was primarily attributable to an increase in accounts receivable of $92.7 million and an increase in inventory of $42.2 million, partially offset by a decrease in other accounts receivable of $15.3 million. Total liabilities at March 31, 2011 compared to December 31, 2010 increased by $75.1 million to approximately $1.8 billion. Contributing to the increase in total liabilities was an increase in accounts payable of $112.9 million, which was partially offset by a decrease in long-term debt of $21.7 million. Stockholders’ equity increased 4.4% to $1,199.2 million at March 31, 2011, compared with $1,148.6 million at December 31, 2010, primarily as a result of net earnings of $37.3 million, foreign currency translation adjustments of $8.0 million and stock-based compensation expense of $5.0 million.
     Our liquidity needs generally arise from working capital requirements, capital expenditures, acquisitions and debt service obligations. As of March 31, 2011, we had $276.1 million in available borrowing capacity under our revolving credit facility, which, combined with our $66.1 million of available borrowing capacity under our Receivables Facility and our invested cash, provided us with liquidity of $354.3 million. We believe cash provided by operations and financing activities will be adequate to cover our current operational and business needs.
     We communicate on a regular basis with our lenders regarding our financial and working capital performance and liquidity position. We were in compliance with all covenants and restrictions as of March 31, 2011.
     We did not note any conditions or events during the first quarter of 2011 requiring an interim evaluation of impairment of goodwill. We will perform our annual impairment testing of goodwill and indefinite-lived intangible assets during the fourth quarter of 2011.
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
Cash Flow
     Operating Activities. Cash provided by operating activities for the first three months of 2011 totaled $31.8 million compared with $68.7 million of cash generated for the first three months of 2010. Cash provided by operating activities in the first three months of 2011 included net income of $37.3 million and adjustments to net income totaling $12.8 million. Other sources of cash included an increase in accounts payable of $107.4 million and a decrease in prepaid expenses and other current assets of $2.9 million. Primary uses of cash during the first three months of 2011 included: $69.7 million for the increase in trade and other receivables resulting from the increase in sales; $38.7 million for the increase in inventory; $16.7 for the decrease in accrued payroll and benefit costs resulting from the payment of the 2010 management incentive compensation; and $3.6 million for the decrease in other current and noncurrent liabilities. During the first three months of 2010, primary sources of cash were net income of $19.2 million and adjustments to net income totaling $12.5 million, a decrease in accounts payable of $78.9 million, a decrease in prepaid expenses and other current assets of $7.0 million, and a decrease in inventory and inventory reserves of $2.1 million. Cash used by operating activities in the first three months of 2010 included: $41.2 million for the increase in trade and other receivables resulting from the increase in sales; $5.3 million for the decrease in other current and noncurrent liabilities; and $4.5 million for the decrease in accrued payroll and benefit costs resulting from the decrease in headcount and the payment of the 2009 management incentive compensation.
     Investing Activities. Net cash used by investing activities for the first three months of 2011 was $13.3 million, compared with $0.9 million of net cash used during the first three months of 2010. Included in 2011 were payments of $7.8 million related to the acquisition of the business of RECO. Capital expenditures were $5.6 million and $2.2 million in the first three months of 2011 and 2010, respectively.
     Financing Activities. Net cash used by financing activities for the first three months of 2011 and 2010 was $21.0 million and $62.4 million, respectively. During the first three months of 2011, borrowings and repayments of long-term debt of $102.3 million and $99.8 million, respectively, were made to our revolving credit facility. Borrowings and repayments of $15.0 million and $40.0 million, respectively, were applied to our Receivables Facility, and there were repayments of $0.4 million to our mortgage financing facility. During the first three months of 2010, borrowings and repayments of long-term debt of $65.5 million and $262.0 million, respectively, were made to our revolving credit facility. Borrowings of $140.0 million were applied to our Receivables Facility, and there were repayments of $0.4 million to our mortgage financing facility.
Contractual Cash Obligations and Other Commercial Commitments
     There were no material changes in our contractual obligations and other commercial commitments that would require an update to the disclosure provided in our 2010 Annual Report on Form 10-K. Management believes that cash generated from operations, together with amounts available under our revolving credit facility and the Receivables Facility, will be sufficient to meet our working capital, capital expenditures and other cash requirements for the foreseeable future. However, there can be no assurances that this will continue to be the case.
Inflation
     The rate of inflation affects different commodities, the cost of products purchased, and ultimately the pricing of our different products and product classes to our customers. Our pricing related to inflation comprised an estimated $40.0 million of our sales revenue for the three months ended March 31, 2011. Historically, price changes from suppliers have been consistent with inflation and have not had a material impact on the results of operations. Recently, prices of certain commodities have increased much faster than general inflation; however, we expect to pass through the majority of these increases to customers.
Seasonality
     Our operating results are not significantly affected by seasonal factors. Sales during the first and fourth quarters are generally 1-3% below the sales of the second and third quarters, due to a reduced level of activity during the winter months of November through February. Sales typically increase beginning in March, with slight fluctuations per month through October. During periods of economic expansion or contraction, our sales by quarter have varied significantly.
Impact of Recently Issued Accounting Standards
     See Note 2 of our Notes to the Condensed Consolidated Financial Statements for information regarding the effect of new accounting pronouncements.
Forward-Looking Statements
     From time to time in this report and in other written reports and oral statements, references are made to expectations regarding our future performance. When used in this context, the words “anticipates,” “plans,” “believes,” “estimates,” “intends,” “expects,” “projects,” “will” and similar expressions may identify forward-looking statements, although not all forward-looking statements contain such words. Such statements including, but not limited to, our statements regarding business strategy, growth strategy, competitive strengths, productivity and profitability enhancement, competition, new product and service introductions and liquidity and capital resources are based on management’s beliefs, as well as on assumptions made by and information currently available to, management, and involve various risks and uncertainties, some of which are beyond our control. Our actual results could differ materially from those expressed in any forward-looking statement made by us or on our behalf. In light of these risks and uncertainties, there can be no assurance that the forward-looking information will in fact prove to be accurate. Certain of these risks are set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as well as the Company’s other reports filed with the Securities and Exchange Commission. We have undertaken no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures about Market Risks
     There have not been any material changes to our exposures to market risk during the quarter ended March 31, 2011 that would require an update to the disclosures provided in our 2010 Annual Report on Form 10-K.
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
     Changes in Internal Control Over Financial Reporting
     During the first quarter of 2011, there were no changes in our internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     As initially reported in our 2008 Annual Report on Form 10-K, we are a co-defendant in a lawsuit filed in a state court in Indiana in which a customer alleges that we sold defective products manufactured or remanufactured by others and is seeking monetary damages in the amount of approximately $50 million, as the original amount sought of approximately $52 million was modified to approximately $47 million in written responses to discovery requests. The discovery process is on-going in this matter. We have denied any liability, continue to believe that we have meritorious defenses and intend to vigorously defend ourselves against these allegations. Accordingly, no liability is recorded for this matter as of March 31, 2011.
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

WESCO International, Inc.

Date: May 3, 2011	By:	/s/ Richard P. Heyse

Richard P. Heyse
Vice President and Chief Financial Officer