Form 10-Q
period 2011-06-30
WESCO INTERNATIONAL INC
filed 2011-08-03
CIK 929008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for at least the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 28, 2011, WESCO International, Inc. had 43,256,867 shares of common stock outstanding.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

		Page

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010 (unaudited)	2
	Condensed Consolidated Statements of Income for the three months and six months ended June 30, 2011 and 2010 (unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010 (unaudited)	4
	Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 6.	Exhibits	22

	Signatures and Certifications	23

	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32.1
	Exhibit 32.2
	Exhibit 101

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

Amounts in thousands, except share data	June 30, 2011	December 31, 2010
Assets
Current Assets:
Cash and cash equivalents	$78,615	$53,577
Trade accounts receivable, net of allowance for doubtful accounts of $21,090 and $18,562 in 2011 and 2010, respectively	920,785	792,681
Other accounts receivable	24,460	37,223
Inventories, net	634,148	588,848
Current deferred income taxes	3,158	3,046
Income taxes receivable	15,856	18,146
Prepaid expenses and other current assets	27,737	20,165

Total current assets	1,704,759	1,513,686

Property, buildings and equipment, net	126,288	118,045
Intangible assets, net	153,452	160,307
Goodwill	992,637	985,714
Deferred income taxes	36,803	35,887
Other assets	12,018	13,135

Total assets	$3,025,957	$2,826,774

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$624,233	$537,505
Accrued payroll and benefit costs	49,864	66,931
Current portion of long-term debt	4,775	3,988
Bank overdrafts	27,917	27,590
Current deferred income taxes	4,608	4,593
Other current liabilities	65,219	67,626

Total current liabilities	776,616	708,233

Long-term debt, net of discount of $177,216 and $178,427 in 2011 and 2010, respectively	753,590	725,893
Deferred income taxes	220,923	210,876
Other noncurrent liabilities	21,521	33,178

Total liabilities	$1,772,650	$1,678,180

Commitments and contingencies (Note 6)

Stockholders’ Equity:
Preferred stock, $.01 par value; 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 210,000,000 shares authorized, 56,842,977 and 56,576,250 shares issued and 43,281,169 and 43,009,941 shares outstanding in 2011 and 2010, respectively	569	566
Class B nonvoting convertible common stock, $.01 par value; 20,000,000 shares authorized, 4,339,431 issued and no shares outstanding in 2011 and 2010, respectively	43	43
Additional capital	1,028,750	1,018,683
Retained earnings	783,050	697,676
Treasury stock, at cost; 17,901,239 and 17,905,740 shares in 2011 and 2010, respectively	(591,464)	(591,007)
Accumulated other comprehensive income	32,359	22,633

Total stockholders’ equity	1,253,307	1,148,594

Total liabilities and stockholders’ equity	$3,025,957	$2,826,774

The accompanying notes are an integral part of the condensed consolidated financial statements

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
Amounts in thousands, except per share data	2011	2010	2011	2010

Net sales	$1,524,515	$1,259,121	$2,955,820	$2,407,720
Cost of goods sold (excluding depreciation and amortization below)	1,217,666	1,016,169	2,362,921	1,937,352
Selling, general and administrative expenses	214,212	185,977	427,971	369,016
Depreciation and amortization	7,641	5,620	15,187	11,721

Income from operations	84,996	51,355	149,741	89,631

Interest expense, net	13,931	14,400	26,572	27,930
Other income	—	(1,778)	—	(4,284)

Income before income taxes	71,065	38,733	123,169	65,985

Provision for income taxes	20,858	10,940	35,657	18,992

Net income	$50,207	$27,793	$87,512	$46,993

Earnings per share:
Basic	$1.16	$0.65	$2.03	$1.11

Diluted	$1.00	$0.60	$1.74	$1.04

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
Amounts in thousands	2011	2010

Operating Activities:
Net income	$87,512	$46,993
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,187	11,721
Amortization of debt issuance costs	1,322	1,303
Amortization of debt discount	1,211	2,558
Deferred income taxes	10,408	(3,789)
Stock-based compensation expense	9,507	7,117
Gain on sale of property, buildings and equipment	135	62
Asset impairment charge	—	3,793
Equity income, net of distributions of $1,864	—	(2,421)
Excess tax benefit from stock-based compensation	(3,379)	(629)
Interest related to uncertain tax positions	1,258	(310)
Changes in assets and liabilities
Trade and other receivables, net	(106,478)	(80,204)
Inventories, net	(40,809)	(21,844)
Prepaid expenses and other current assets	2,112	3,217
Accounts payable	80,863	85,756
Accrued payroll and benefit costs	(17,301)	7,491
Other current and noncurrent liabilities	(19,031)	7,942

Net cash provided by operating activities	22,517	68,756

Investing Activities:
Capital expenditures	(15,857)	(6,022)
Acquisition payments	(8,308)	(14,296)
Proceeds from sale of subsidiary	—	40,000
Equity distribution	—	4,054
Collection of note receivable	—	15,000
Proceeds from sale of assets	59	178

Net cash (used) provided by investing activities	(24,106)	38,914

Financing Activities:
Proceeds from issuance of long-term debt	327,524	310,452
Repayments of long-term debt	(299,661)	(424,404)
Debt issuance costs	(229)	(596)
Proceeds from the exercise of stock options	199	613
Excess tax benefit from stock-based compensation	3,379	629
Purchases of common stock	(5,975)	(111)
Increase (decrease) in bank overdrafts	327	(9,660)
Payments on capital lease obligations	(816)	(830)

Net cash provided (used) by financing activities	24,748	(123,907)

Effect of exchange rate changes on cash and cash equivalents	1,879	(288)

Net change in cash and cash equivalents	25,038	(16,525)
Cash and cash equivalents at the beginning of period	53,577	112,329

Cash and cash equivalents at the end of period	$78,615	$95,804

Supplemental disclosures:
Non-cash investing and financing activities:
Property, buildings and equipment acquired through capital leases	$180	$164
Issuance of treasury stock	960	—

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. ORGANIZATION

WESCO International, Inc. and its subsidiaries (collectively, “WESCO”), headquartered in Pittsburgh, Pennsylvania, is a full-line distributor of electrical, industrial and communications maintenance, repair and operating (“MRO”) and original equipment manufacturers (“OEM”) products, construction materials, and advanced supply chain management and logistics services used primarily in the industrial, construction, utility and commercial, institutional and government markets. We serve over 100,000 customers globally, through approximately 400 full service branches and seven distribution centers located primarily in the United States, Canada, Mexico, United Kingdom, Singapore, China, Australia and the United Arab Emirates and a commercial presence in six other countries.

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

The unaudited condensed consolidated balance sheet as of June 30, 2011, the unaudited condensed consolidated statements of income for the six months ended June 30, 2011 and 2010, respectively, and the unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2011 and 2010, respectively, in the opinion of management, have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair statement of the results of the interim periods. All adjustments reflected in the unaudited condensed consolidated financial statements are of a normal recurring nature unless indicated. Results for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Fair Value of Financial Instruments

With the exception of fixed rate long-term debt, the carrying amounts of WESCO’s financial assets and liabilities approximate their fair values. At June 30, 2011, the par value of WESCO’s fixed rate long-term debt was $495.2 million and the fair value was approximately $871.4 million. The fair value of WESCO’s long-term debt was estimated based on market price quotes and market comparisons available for instruments with similar terms and maturities.

Recent Accounting Pronouncements

In 2011, the Financial Accounting Standards Board (the “FASB”) issued new disclosure guidance related to the presentation of the statement of comprehensive income. This guidance provides an entity the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements; the current option to report other comprehensive income and its components in the statement of changes in stockholders’ equity was eliminated. This accounting standard is effective for periods beginning on or after December 15, 2011. Other than the change in presentation, this accounting standard will not have an impact on WESCO’s financial position, results of operations or cash flows.

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

During the three and six month periods ended June 30, 2011 and 2010, WESCO granted the following stock-settled stock appreciation rights and restricted stock units at the following weighted average assumptions:

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
Stock-settled appreciations rights granted	3,650		13,250		384,517		24,000
Restricted stock units	—		—		53,919		—
Risk free interest rate	1.8%		2.2%		2.4%		2.2%
Expected life	5.0	years	5.0	years	5.0	years	4.8	years
Expected volatility	48%		49%		49%		49%

For the three and six months ended June 30, 2011, the weighted average fair value per stock-settled appreciation right granted was $23.86 and $26.87, respectively. For the three and six months ended June 30, 2010, the weighted average fair value per stock-settled appreciation right granted was $17.07 and $15.08, respectively. For the six months ended June 30, 2011, the weighted average fair value per restricted stock unit granted was $60.05.

WESCO recognized $4.5 million and $3.6 million of non-cash stock-based compensation expense, which is included in selling, general and administrative expenses, for the three months ended June 30, 2011 and 2010, respectively. WESCO recognized $9.5 million and $7.1 million of non-cash stock-based compensation expense, which is included in selling, general and administrative expenses, for the six months ended June 30, 2011 and 2010, respectively. As of June 30, 2011, there was $22.6 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements for all awards previously made, of which approximately $6.0 million is expected to be recognized over the remainder of 2011, $10.0 million in 2012, $6.1 million in 2013 and $0.5 million in 2014.

During the six months ended June 30, 2011 and 2010, the total intrinsic value of awards exercised was $19.1 million and $1.7 million, respectively, and the total amount of cash received from the exercise of options was $0.2 million and $0.6 million, respectively. The tax benefit associated with the exercise of awards for the six months ended June 30, 2011 and 2010 totaled $3.4 million and $0.6 million, respectively, and was recorded to additional capital.

The following table sets forth a summary of stock options and stock-settled stock appreciation rights and related information for the six months ended June 30, 2011:

	Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at December 31, 2010	4,498,303	$36.38
Granted	384,517	60.00
Exercised	(234,800)	29.96
Forfeited	(76,708)	46.19

Outstanding at June 30, 2011	4,571,312	38.53	6.1	90,948

Exercisable at June 30, 2011	2,828,159	39.09	4.5	56,256

The following table sets forth a summary of restricted stock units and related information for the six months ended June 30, 2011:

	Awards	Weighted Average Fair Value
Unvested at December 31, 2010	392,493	$28.36
Granted	53,919	60.05
Vested	(236,913)	27.93
Forfeited	(4,680)	30.84

Unvested at June 30, 2011	204,819	$37.16

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

The following table sets forth the details of basic and diluted earnings per share:

	Three Months Ended June 30,
	2011	2010
Amounts in thousands, except share and per share data
Net income	$50,207	$27,793

Weighted average common shares outstanding used in computing basic earnings per share	43,189,946	42,477,630
Common shares issuable upon exercise of dilutive stock options	1,327,307	808,023
Common shares issuable from contingently convertible debentures (see note below for basis of calculation)	5,804,381	2,756,454

Weighted average common shares outstanding and common share equivalents used in computing diluted earnings per share	50,321,634	46,042,107

Earnings per share:
Basic	$1.16	$0.65
Diluted	$1.00	$0.60

	Six Months Ended June 30,
	2011	2010
Amounts in thousands, except share and per share data
Net income reported	$87,512	$46,993

Weighted average common shares outstanding used in computing basic earnings per share	43,125,505	42,460,469
Common shares issuable upon exercise of dilutive stock options	1,368,128	694,861
Common shares issuable from contingently convertible debentures (see note below for basis of calculation)	5,880,022	1,843,267

Weighted average common shares outstanding and common share equivalents used in computing diluted earnings per share	50,373,655	44,998,597

Earnings per share:
Basic	$2.03	$1.11
Diluted	$1.74	$1.04

For the three and six months ended June 30, 2011 and 2010, the computation of diluted earnings per share excluded 1.2 million and 1.8 million, respectively, of stock-settled stock appreciation rights at weighted average exercise prices of $63 per share and $52 per share, respectively. These amounts were excluded because their effect would have been antidilutive.

Because of WESCO’s obligation to settle the par value of the 1.75% Convertible Senior Debentures due 2026 (the “2026 Debentures”), the 6.0% Convertible Senior Debentures due 2029 (the “2029 Debentures”) and the previously outstanding 2.625% Convertible Senior Debentures due 2025 (the “2025 Debentures” and together with the 2026 Debentures and 2029 Debentures, the “Debentures”) in cash upon conversion, WESCO is not required to include any shares underlying the Debentures in its diluted weighted average shares outstanding until the average stock price per share for the period exceeds the conversion price of the respective Debentures. At such time, only the number of shares that would be issuable (under the treasury stock method of accounting for share dilution) would be included, which is based upon the amount by which the average stock price exceeds the conversion price. The conversion prices of the 2029 Debentures and 2026 Debentures are $28.87 and $88.15, respectively. Share dilution is limited to a maximum of 11,951,939 shares for the 2029 Debentures and 2,507 shares for the 2026 Debentures. For the three and six months ended June 30, 2011, the effect of the Debentures on diluted earnings per share was a decrease of $0.13 and $0.23, respectively. For the three and six months ended June 30, 2010, the effect of the Debentures on diluted earnings per share was a decrease of $0.04.

5. EMPLOYEE BENEFIT PLANS

A majority of WESCO’s employees are covered by defined contribution retirement savings plans for their services rendered subsequent to WESCO’s formation. WESCO also offers a deferred compensation plan for select individuals. For U.S. participants, WESCO will make contributions in an amount equal to 50% of the participant’s total monthly contributions up to a maximum of 6% of eligible compensation. For Canadian participants, WESCO will make contributions in an amount ranging from 1% to 7% of the participant’s eligible compensation based on years of continuous service. In addition, employer contributions may be made at the discretion of the Board of Directors. For the six months ended June 30, 2011 and 2010, WESCO incurred charges of $14.8 million and $11.0 million, respectively, for all such plans. Contributions are made in cash to all employee retirement savings plan accounts, except for the deferred compensation plan. Employees have the option to transfer balances allocated to their accounts into any of the available investment options, including WESCO common stock.

6. COMMITMENTS AND CONTINGENCIES

WESCO is a co-defendant in a lawsuit filed in a state court in Indiana in which a customer alleges that WESCO sold defective products manufactured or remanufactured by others and is seeking monetary damages in the amount of approximately $50 million. The discovery process is on-going in this matter. WESCO has denied any liability, believes that it has meritorious defenses and intends to vigorously defend itself against these allegations. Accordingly, no liability is recorded for this matter as of June 30, 2011.

7. COMPREHENSIVE INCOME

The following tables set forth comprehensive income and its components:

	Three Months Ended June 30,
Amounts in thousands	2011	2010
Net income	$50,207	$27,793
Foreign currency translation adjustment	1,742	(7,578)

Comprehensive income	$51,949	$20,215

	Six Months Ended June 30,
Amounts in thousands	2011	2010
Net income	$87,512	$46,993
Foreign currency translation adjustment	9,726	(174)

Comprehensive income	$97,238	$46,819

8. INCOME TAXES

The effective tax rate for the three months ended June 30, 2011 and 2010 was 29.4% and 28.2%, respectively, and the effective tax rate for the six months ended June 30, 2011 and 2010 was 29.0% and 28.8%, respectively. WESCO’s three and six month effective tax rates are lower than the federal statutory rate of 35% primarily due to benefits resulting from the recapitalization of Canadian operations, which are partially offset by nondeductible expenses, state taxes and foreign rate differences. The effective tax rate for the six months ended June 30, 2011 and 2010 reflects discrete adjustments totaling $2.3 million and $1.2 million, respectively, primarily related to changes in uncertain tax positions.

The total amount of net unrecognized tax benefits was $0.8 million and $3.4 million as of June 30, 2011 and December 31, 2010, respectively. If these tax benefits were recognized in the consolidated financial statements, the portion of these amounts that would affect WESCO’s effective tax rate would be $0.8 million and $1.9 million, respectively. During the next twelve months, WESCO anticipates an immaterial change in the net unrecognized tax benefits.

WESCO records interest related to uncertain tax positions as a part of interest expense in the consolidated statement of income. Penalties are recognized as part of income tax expense. During the six months ended June 30, 2011 and 2010, WESCO recognized interest expense of $1.3 million and $0.3 million, respectively. As of June 30, 2011 and December 31, 2010, WESCO had an accrued liability for interest related to uncertain tax positions of $10.7 million and $9.5 million, respectively. There were no material penalties recorded during the three or six months ended June 30, 2011 or 2010.

9. OTHER FINANCIAL INFORMATION

WESCO Distribution, Inc. (“WESCO Distribution”), a 100% owned subsidiary of WESCO International, Inc. (“WESCO International”), has outstanding $150.0 million in aggregate principal amount of 7.50% Senior Subordinated Notes due 2017 (the “2017 Notes”), and WESCO International has outstanding $0.2 million in aggregate principal amount of 2026 Debentures and $345.0 million in aggregate principal amount of 2029 Debentures. The 2017 Notes are fully and unconditionally guaranteed by WESCO International on a subordinated basis to all existing and future senior indebtedness of WESCO International. The 2026 Debentures and 2029 Debentures are fully and unconditionally guaranteed by WESCO Distribution on a senior subordinated basis to all existing and future senior indebtedness of WESCO Distribution.

Condensed consolidating financial information for WESCO International, WESCO Distribution and the non-guarantor subsidiaries is as follows:

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

(unaudited)

	June 30, 2011
	(In thousands)
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Cash and cash equivalents	$6	$24,892	$53,717	$—	$78,615
Trade accounts receivable, net	—	—	920,785	—	920,785
Inventories, net	—	336,640	297,508	—	634,148
Other current assets	(23,982)	36,383	58,810	—	71,211

Total current assets	(23,976)	397,915	1,330,820	—	1,704,759
Intercompany receivables, net	—	—	1,834,550	(1,834,550)	—
Property, buildings and equipment, net	—	48,331	77,957	—	126,288
Intangible assets, net	—	7,399	146,053	—	153,452
Goodwill and other intangibles, net	—	246,267	746,370	—	992,637
Investments in affiliates and other noncurrent assets	2,111,566	3,363,627	15,992	(5,442,364)	48,821

Total assets	$2,087,590	$4,063,539	$4,151,742	$(7,276,914)	$3,025,957

Accounts payable	$—	$408,198	$216,035	$—	$624,233
Other current liabilities	8,015	10,816	133,552	—	152,383

Total current liabilities	8,015	419,014	349,587	—	776,616
Intercompany payables, net	630,347	1,204,203	—	(1,834,550)	—
Long-term debt	167,783	169,124	416,683	—	753,590
Other noncurrent liabilities	28,138	164,673	49,633	—	242,444
Stockholders’ equity	1,253,307	2,106,525	3,335,839	(5,442,364)	1,253,307

Total liabilities and stockholders’ equity	$2,087,590	$4,063,539	$4,151,742	$(7,276,914)	$3,025,957

	December 31, 2010
	(In thousands)
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Cash and cash equivalents	$1	$32,342	$21,234	$—	$53,577
Trade accounts receivable, net	—	—	792,681	—	792,681
Inventories, net	—	321,111	267,737	—	588,848
Other current assets	(4,492)	90,105	(7,033)	—	78,580

Total current assets	(4,491)	443,558	1,074,619	—	1,513,686
Intercompany receivables, net	—	—	1,933,768	(1,933,768)	—
Property, buildings and equipment, net	—	41,115	76,930	—	118,045
Intangible assets, net	—	7,817	152,490	—	160,307
Goodwill and other intangibles, net	—	240,313	745,401	—	985,714
Investments in affiliates and other noncurrent assets	2,002,358	3,237,808	39,527	(5,230,671)	49,022

Total assets	$1,997,867	$3,970,611	$4,022,735	$(7,164,439)	$2,826,774

Accounts payable	$—	$349,250	$188,255	$—	$537,505
Other current liabilities	8,016	17,563	145,149	—	170,728

Total current liabilities	8,016	366,813	333,404	—	708,233
Intercompany payables, net	646,607	1,287,161	—	(1,933,768)	—
Long-term debt	166,573	151,755	407,565	—	725,893
Other noncurrent liabilities	28,077	167,705	48,272	—	244,054
Stockholders’ equity	1,148,594	1,997,177	3,233,494	(5,230,671)	1,148,594

Total liabilities and stockholders’ equity	$1,997,867	$3,970,611	$4,022,735	$(7,164,439)	$2,826,774

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

(unaudited)

	Three Months Ended June 30, 2011
	(In thousands)
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net Sales	$—	$799,949	$748,143	$(23,577)	$1,524,515
Cost of goods sold	—	641,159	600,084	(23,577)	1,217,666
Selling, general and administrative expenses	5	132,901	81,306	—	214,212
Depreciation and amortization	—	2,774	4,867	—	7,641
Results of affiliates’ operations	56,424	54,322	—	(110,746)	—
Interest expense, net	6,212	3,557	4,162	—	13,931
Provision for income taxes	—	17,456	3,402	—	20,858

Net income	$50,207	$56,424	$54,322	$(110,746)	$50,207

	Three Months Ended June 30, 2010
	(In thousands)
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net Sales	$—	$701,505	$576,377	$(18,761)	$1,259,121
Cost of goods sold	—	565,868	469,062	(18,761)	1,016,169
Selling, general and administrative expenses	34	124,718	61,225	—	185,977
Depreciation and amortization	—	2,614	3,006	—	5,620
Results of affiliates’ operations	35,085	34,916	—	(70,001)	—
Interest expense, net	7,258	3,261	3,881	—	14,400
Other income	—	(1,778)	—	—	(1,778)
Provision for income taxes	—	6,653	4,287	—	10,940

Net income	$27,793	$35,085	$34,916	$(70,001)	$27,793

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

(unaudited)

	Six Months Ended June 30, 2011
	(In thousands)
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net Sales	$—	$1,539,223	$1,458,708	$(42,111)	$2,955,820
Cost of goods sold	—	1,233,005	1,172,027	(42,111)	2,362,921
Selling, general and administrative expenses	43	269,441	158,487	—	427,971
Depreciation and amortization	—	5,449	9,738	—	15,187
Results of affiliates’ operations	99,621	102,345	—	(201,966)	—
Interest expense, net	12,066	7,265	7,241	—	26,572
Provision for income taxes	—	26,787	8,870	—	35,657

Net income	$87,512	$99,621	$102,345	$(201,966)	$87,512

	Six Months Ended June 30, 2010
	(In thousands)
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net Sales	$—	$1,360,451	$1,079,748	$(32,479)	$2,407,720
Cost of goods sold	—	1,093,561	876,270	(32,479)	1,937,352
Selling, general and administrative expenses	122	253,975	114,919	—	369,016
Depreciation and amortization	—	6,110	5,611	—	11,721
Results of affiliates’ operations	61,641	69,744	—	(131,385)	—
Interest expense, net	14,526	7,006	6,398	—	27,930
Other income	—	(4,284)	—	—	(4,284)
Provision for income taxes	—	12,186	6,806	—	18,992

Net income	$46,993	$61,641	$69,744	$(131,385)	$46,993

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30, 2011
	(In thousands)
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net cash provided (used) by operating activities	$18,661	$(28,129)	$31,985	$—	$22,517
Investing activities:
Capital expenditures	—	(14,476)	(1,381)	—	(15,857)
Acquisition payments	—	(8,308)	—	—	(8,308)
Other	—	59	—	—	59

Net cash used by investing activities	—	(22,725)	(1,381)	—	(24,106)
Financing activities
Net repayments	(16,259)	43,306	—	—	27,047
Equity transactions	(2,397)	—	—	—	(2,397)
Other	—	98	—	—	98

Net cash (used) provided by financing activities	(18,656)	43,404	—	—	24,748

Effect of exchange rate changes on cash and cash equivalents	—	—	1,879	—	1,879

Net change in cash and cash equivalents	5	(7,450)	32,483	—	25,038
Cash and cash equivalents at the beginning of year	1	32,342	21,234	—	53,577

Cash and cash equivalents at the end of period	$6	$24,892	$53,717	$—	$78,615

	Six Months Ended June 30, 2010
	(In thousands)
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net cash provided (used) by operating activities	$7,263	$83,034	$(21,541)	$—	$68,756
Investing activities:
Capital expenditures	—	(5,784)	(238)	—	(6,022)
Acquisition payments	—	(14,296)	—	—	(14,296)
Proceeds from sale of subsidiary	—	40,000	—	—	40,000
Collection of note receivable	—	15,000	—	—	15,000
Other	—	4,232	—	—	4,232

Net cash provided (used) by investing activities	—	39,152	(238)	—	38,914
Financing activities
Net repayments	(8,393)	(106,389)	—	—	(114,782)
Equity transactions	1,131	—	—	—	1,131
Other	—	(10,256)	—	—	(10,256)

Net cash used by financing activities	(7,262)	(116,645)	—	—	(123,907)

Effect of exchange rate changes on cash and cash equivalents	—	—	(288)	—	(288)

Net change in cash and cash equivalents	1	5,541	(22,067)	—	(16,525)
Cash and cash equivalents at the beginning of year	3	16,924	95,402	—	112,329

Cash and cash equivalents at the end of period	$4	$22,465	$73,335	$—	$95,804

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Company Overview

WESCO International, Inc., incorporated in 1993 and formed in February 1994 upon acquiring a distribution business from Westinghouse Electric Corporation, is a leading North American distributor of products and provider of advanced supply chain management and logistics services used primarily in the industrial, construction, utility and commercial, institutional and government markets. We serve over 100,000 customers globally, including a large percentage of Fortune 1000 companies, through approximately 400 full service branches and seven distribution centers located primarily in the United States, Canada, Mexico, United Kingdom, Singapore, China, Australia and the United Arab Emirates and a commercial presence in six other countries. Approximately 81% of our net sales for the first six months of 2011 were generated from operations in the United States, 15% from Canada and the remainder from other countries.

We sell electrical, industrial, and communications maintenance, repair and operating (“MRO”) and original equipment manufacturers (“OEM”) products, construction materials, and advanced supply chain management and logistic services. Our primary product categories include general electrical and industrial supplies, wire, cable and conduit, data and broadband communications, power distribution equipment, lighting and lighting control systems, control and automation and motors. We distribute approximately 1,000,000 different products from approximately 17,000 suppliers utilizing a highly automated, proprietary electronic procurement and inventory replenishment system. In addition, we offer a comprehensive portfolio of value-added services, which includes supply chain management, logistics and transportation procurement, warehousing and inventory management, as well as kitting, limited assembly of products and system installation. Our value-added capabilities, extensive geographic reach, experienced workforce and broad product and supply chain solutions have enabled us to grow our business and establish a leading position in North America.

Our financial results for the first six months of 2011 reflect improving conditions in a number of our served markets, successful growth initiatives, the positive impact from recent acquisitions, higher product prices and product costs, and favorable foreign currency exchange rates. Sales increased $548.1 million, or 22.8%, over the same period last year. Cost of goods sold as a percentage of net sales was 79.9% and 80.5% for the first six months of 2011 and 2010, respectively. Operating income increased by $60.1 million, or 67.1%, primarily from organic growth of the base business and recent acquisitions. Net income for the six months ended June 30, 2011 and 2010 was $87.5 million and $47.0 million, respectively.

Cash Flow

We generated $22.5 million in operating cash flow for the first six months of 2011. Included in this amount was increased income as a result of improved operating results offset by investments in working capital to fund our growth. Investing activities included payments of $8.3 million for acquisitions and $15.9 million for capital expenditures. Financing activities consisted of borrowings and repayments of $226.7 million and $208.7 million, respectively, related to our revolving credit facility, and borrowings and repayments of $100.0 million and $90.0 million, respectively, related to our accounts receivable securitization facility (“Receivables Facility”).

Financing Availability

As of June 30, 2011, we had $361.7 million in total available borrowing capacity. The available borrowing capacity under our revolving credit facility, which has a maturity date of November 1, 2013, was $291.7 million, of which $226.1 million is the U.S. sub-facility borrowing limit and $65.6 million is the Canadian sub-facility borrowing limit. The available borrowing capacity under the Receivables Facility, which has a maturity date of September 6, 2013, was $70.0 million. We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions. For further discussion refer to “Liquidity and Capital Resources.”

Critical Accounting Policies and Estimates

During the six months ended June 30, 2011, there were no significant changes to our critical accounting policies and estimates referenced in our 2010 Annual Report on Form 10-K.

Results of Operations

Second Quarter of 2011 versus Second Quarter of 2010

The following table sets forth the percentage relationship to net sales of certain items in our condensed consolidated statements of income for the periods presented:

	Three Months Ended June 30,
	2011	2010
Net sales	100.0%	100.0%
Cost of goods sold	79.9	80.7
Selling, general and administrative expenses	14.0	14.8
Depreciation and amortization	0.5	0.4

Income from operations	5.6	4.1
Interest expense	0.9	1.1
Other income	—	(0.1)

Income before income taxes	4.7	3.1
Provision for income taxes	1.4	0.9

Net income	3.3%	2.2%

Net sales in the second quarter of 2011 totaled $1,524.5 million versus $1,259.1 million in the comparable period for 2010, an increase of $265.4 million, or 21.1%, over the same period last year. Sales were positively impacted by growth in a number of our served markets, successful growth initiatives, recent acquisitions, which comprised 7.4% of the sales growth, higher product prices due primarily to rising supplier product and commodity prices, and favorable foreign currency exchange rates.

Cost of goods sold for the second quarter of 2011 was $1,217.7 million versus $1,016.2 million for the comparable period in 2010, and cost of goods sold as a percentage of net sales was 79.9% and 80.7% in 2011 and 2010, respectively. The decrease in the cost of goods sold percentage was primarily due to the positive impact from recent acquisitions, higher supplier volume rebates and a decrease in inventory reserves.

Selling, general and administrative (“SG&A”) expenses in the second quarter of 2011 totaled $214.2 million versus $186.0 million in last year’s comparable quarter. The increase in SG&A expenses was primarily due to compensation expenses related to the growth in sales and recent acquisitions. As a percentage of net sales, SG&A expenses were 14.0% in the second quarter of 2011 compared to 14.8% in the second quarter of 2010. SG&A expenses increased at a lower rate than sales due to the continued effectiveness of our cost control initiatives and the fixed cost nature of certain SG&A expense components.

SG&A payroll expenses for the second quarter of 2011 of $150.7 million increased by $25.0 million compared to the same quarter in 2010. The increase in payroll expenses was primarily due to an increase in salaries and wages of $13.1 million, an increase in commissions and incentives of $6.4 million and an increase in benefit costs of $4.5 million. These increases are primarily due to an increase in headcount, which is the result of both recent acquisitions and organic growth initiatives. Other SG&A payroll related expenses increased $1.0 million.

The remaining SG&A expenses for the second quarter of 2011 of $63.5 million increased by $3.2 million compared to the same quarter in 2010 due to an increase in variable operating expenses associated with the growth in sales.

Depreciation and amortization for the second quarter of 2011 was $7.6 million versus $5.6 million in last year’s comparable quarter. The increase in depreciation and amortization is primarily due to additional amortization expense related to recently acquired intangible assets.

Interest expense totaled $13.9 million for the second quarter of 2011 versus $14.4 million in last year’s comparable quarter, a decrease of 3.2%. Although total debt increased, interest expense for the second quarter of 2011 was reduced as a result of both an improvement in debt mix and a decrease in interest rates. The change in fixed versus variable rate debt was due to the conversion and redemption of all of the then outstanding 2.625% Convertible Senior Debentures due 2025 in the fourth quarter of 2010 and the acquisition of the business of TVC Communications, LLC in December 2010, which was partially funded with borrowings under the Receivables Facility. The decrease in interest rates is due to amending the Receivables Facility in September 2010. Amortization of the debt discount resulted in non-cash interest expense of $0.6 million in the second quarter of 2011 and $1.3 million in the second quarter of 2010. Non-cash interest expense related to uncertain tax positions was $1.2 million in second quarter of 2011 compared to $0.3 million in the second quarter of 2010.

Other income, comprised of equity income from the LADD joint venture, totaled $1.8 million for the second quarter of 2010. There was no other income recorded for the second quarter of 2011. The cessation of other income is due to the sale of our 40% interest in the LADD joint venture on June 7, 2010 to Deutsch Engineered Connecting Devices, Inc. (“Deutsch”). We accounted for our investment in the LADD joint venture on an equity basis, and earnings were reported as other income in the consolidated statement of income. We received equity income through May 31, 2010 and distributions through April 20, 2010, the date Deutsch notified us of its exercise of its option to purchase our 40% interest in the LADD joint venture.

Income tax expense totaled $20.9 million in the second quarter of 2011 compared to $10.9 million in last year’s comparable quarter, and the effective tax rate was 29.4% compared to 28.2% in the same quarter in 2010. The increase in the effective tax rate is primarily due to the increase in current and forecasted taxable income.

For the second quarter of 2011, net income increased by $22.4 million to $50.2 million compared to $27.8 million in the second quarter of 2010. Diluted earnings per share was $1.00 for the second quarter of 2011 compared with $0.60 per diluted share for the second quarter of 2010.

Six Months Ended June 30, 2011 versus Six Months Ended June 30, 2010

The following table sets forth the percentage relationship to net sales of certain items in our condensed consolidated statements of income for the periods presented:

	Six Months Ended June 30,
	2011	2010
Net sales	100.0%	100.0%
Cost of goods sold	79.9	80.5
Selling, general and administrative expenses	14.5	15.3
Depreciation and amortization	0.5	0.5

Income from operations	5.1	3.7
Interest expense	0.9	1.2
Other income	—	(0.2)

Income before income taxes	4.2	2.7
Provision for income taxes	1.2	0.8

Net income	3.0%	1.9%

Net sales in the first six months of 2011 totaled $2,955.8 million versus $2,407.7 million in the comparable period for 2010, an increase of $548.1 million, or 22.8%, over the same period last year. Sales were positively impacted by growth in a number of our served markets, successful growth initiatives, recent acquisitions, which comprised 7.2% of the sales growth, higher product prices due primarily to rising supplier product and commodity prices, and favorable foreign currency exchange rates.

Cost of goods sold for the first six months of 2011 was $2,362.9 million versus $1,937.4 million for the comparable period in 2010, and cost of goods sold as a percentage of net sales was 79.9% in 2011 and 80.5% in 2010. The decrease in the cost of goods sold percentage was primarily due to the positive impact from recent acquisitions, higher supplier volume rebates and a decrease in inventory reserves.

SG&A expenses in the first six months of 2011 totaled $428.0 million versus $369.0 million in last year’s comparable period. The increase in SG&A expenses was primarily due to compensation expenses related to the growth in sales and recent acquisitions. As a percentage of net sales, SG&A expenses were 14.5% in the first six months of 2011 compared to 15.3% in the first six months of 2010. SG&A expenses increased at a lower rate than sales due to the continued effectiveness of our cost control initiatives and the fixed cost nature of certain SG&A expense components.

SG&A payroll expenses for the first six months of 2011 of $301.1 million increased by $50.6 million compared to the same period in 2010. The increase in payroll expenses was primarily due to an increase in salaries and wages of $23.2 million, an increase in commissions and incentives of $12.9 million and an increase in benefit costs of $10.4 million. These increases are primarily due to an increase in headcount, which is the result of both recent acquisitions and organic growth initiatives. Other SG&A payroll related expenses increased $4.1 million.

The remaining SG&A expenses for the first six months of 2011 of $126.9 million increased by approximately $8.4 million compared to the same period in 2010 due to an increase in variable operating expenses associated with the growth in sales and the absence of an impairment charge of $3.8 million recorded in the prior year related to the sale of our 40% interest in the LADD joint venture.

Depreciation and amortization for the first six months of 2011 was $15.2 million versus $11.7 million in last year’s comparable period. The increase in depreciation and amortization is primarily due to additional amortization expense related to recently acquired intangible assets.

Interest expense totaled $26.6 million for the first six months of 2011 versus $27.9 million in last year’s comparable period, a decrease of 4.9%. Although total debt increased, interest expense for the first six months of 2011 was reduced as a result of both an improvement in debt mix and a decrease in interest rates. The change in fixed versus variable debt was due to the conversion and redemption of all the then outstanding 2.625% Convertible Senior Debentures due 2025 in the fourth quarter of 2010 and the acquisition of the business of TVC Communications, LLC in December 2010, which was partially funded with borrowings under the Receivables Facility. The decrease in interest rates is due to amending the Receivables Facility in September 2010. Amortization of the debt discount resulted in non-cash interest expense of $1.2 million in 2011 and $2.6 million in 2010. Non-cash interest expense related to uncertain tax positions was $1.3 million in 2011 compared to $0.3 million in 2010.

Other income, comprised of equity income from the LADD joint venture, totaled $4.3 million for the first six months of 2010. There was no other income recorded for the first six months of 2011. The cessation of other income is due to the sale of our 40% interest in the LADD joint venture on June 7, 2010 to Deutsch. We accounted for our investment in the LADD joint venture on an equity basis, and earnings were reported as other income in the consolidated statement of income. We received equity income through May 31, 2010 and distributions through April 20, 2010, the date Deutsch notified us of its exercise of its option to purchase our 40% interest in the LADD joint venture.

Income tax expense totaled $35.7 million in the first six months of 2011 compared to $19.0 million in the first six months of 2010, and the effective tax rate was 28.9% compared to 28.8% in the same period in 2010. The increase in the effective tax rate is primarily due to the increase in current and forecasted taxable income.

For the first six months of 2011, net income increased by $40.5 million to $87.5 million compared to $47.0 million in the first six months of 2010. Diluted earnings per share was $1.74 for the first six months of 2011 compared to $1.04 per diluted share for the first six months of 2010.

Liquidity and Capital Resources

Total assets were $3.0 billion at June 30, 2011, compared to $2.8 billion at December 31, 2010. The $199.2 million increase in total assets was primarily attributable to an increase in accounts receivable of $128.1 million and an increase in inventory of $45.3 million. Total liabilities at June 30, 2011 compared to December 31, 2010 increased by $94.5 million to approximately $1.8 billion. Contributing to the increase in total liabilities was an increase in accounts payable of $86.7 million and an increase in long-term debt of $28.5 million. Stockholders’ equity increased 9.1% to $1,253.3 million at June 30, 2011, compared with $1,148.6 million at December 31, 2010, primarily as a result of net earnings of $87.5 million, foreign currency translation adjustments of $9.7 million and stock-based compensation expense of $9.5 million.

Our liquidity needs generally arise from working capital requirements, capital expenditures, acquisitions and debt service obligations. As of June 30, 2011, we had $291.7 million in available borrowing capacity under our revolving credit facility, which, combined with our $70.0 million of available borrowing capacity under our Receivables Facility and our invested cash, provided us with liquidity of $414.1 million. We believe cash provided by operations and financing activities will be adequate to cover our current operational and business needs.

We communicate on a regular basis with our lenders regarding our financial and working capital performance and liquidity position. We were in compliance with all covenants and restrictions as of June 30, 2011.

We did not note any conditions or events during the second quarter of 2011 requiring an interim evaluation of impairment of goodwill. We will perform our annual impairment testing of goodwill and indefinite-lived intangible assets during the fourth quarter of 2011.

Over the next several quarters, we expect to maintain working capital productivity, and it is expected that excess cash will be directed primarily at debt reduction and acquisitions. Our near term focus will be managing our cost structure as we experience sales growth and maintaining ample liquidity and credit availability. We believe our balance sheet and ability to generate ample cash flow provides us with a durable business model and should allow us to fund our expansion needs and growth initiatives.

Cash Flow

Operating Activities. Cash provided by operating activities for the first six months of 2011 totaled $22.5 million compared with $68.8 million of cash generated for the first six months of 2010. Cash provided by operating activities in the first six months of 2011 included net income of $87.5 million and adjustments to net income totaling $35.6 million. Other sources of cash included an increase in accounts payable of $80.9 million resulting from the increase in sales and purchasing activity and a decrease in prepaid expenses and other current assets of $2.1 million. Primary uses of cash during the first six months of 2011 included: $106.5 million for the increase in trade and other receivables resulting from the increase in sales; $40.8 million for the increase in inventory; $19.0 million for the decrease in other current and noncurrent liabilities; and $17.3 million for the decrease in accrued payroll and benefit costs resulting from the payment of the 2010 management incentive compensation and 401(k) discretionary contribution. During the first six months of 2010, primary sources of cash were net income of $47.0 million and adjustments to net income totaling $19.4 million, an increase in accounts payable of $85.8 million, an increase in other current and noncurrent liabilities of $7.9 million, an increase in accrued payroll and benefit costs of $7.5 million, and a decrease in prepaid expenses and other current assets of $3.2 million. Cash used by operating activities in the first six months of 2010 included: $80.2 million for the increase in trade and other receivables; and $21.8 million for the increase in inventory.

Investing Activities. Net cash used by investing activities for the first six months of 2011 was $24.1 million, compared with $38.9 million of net cash provided during the first six months of 2010. Included in 2010 were proceeds from the sale of our 40% interest in the LADD joint venture. Proceeds included $40.0 million for our 40% interest, plus $15.0 million for the collection of a promissory note. Investing activities for the first six months of 2011 and 2010 also included acquisition payments of $8.3 million and $14.3 million, respectively, and capital expenditures of $15.9 million and $6.0 million, respectively.

Financing Activities. Net cash provided by financing activities for the first six months of 2011 was $24.7 million, compared with $123.9 million of net cash used during the first six months of 2010. During the first six months of 2011, borrowings and repayments of long-term debt of $226.7 million and $208.7 million, respectively, were made under our revolving credit facility. Borrowings and repayments of $100.0 million and $90.0 million, respectively, were applied to our Receivables Facility, and there were repayments of $0.8 million to our mortgage financing facility. During the first six months of 2010, borrowings and repayments of long-term debt of $125.0 million and $293.5 million, respectively, were made under our revolving credit facility. Borrowings and repayments of $185.0 million and $130.0 million, respectively, were applied to our Receivables Facility, and there were repayments of $0.8 million to our mortgage financing facility.

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

Inflation

The rate of inflation affects different commodities, the cost of products purchased, and ultimately the pricing of our different products and product classes to our customers. Our pricing related to inflation comprised an estimated $78.0 million of our sales revenue for the first six months of 2011. Historically, price changes from suppliers have been consistent with inflation and have not had a material impact on the results of operations. Recently, prices of certain commodities have increased much faster than general inflation; however, we expect to pass through the majority of these increases to customers.

Seasonality

Our operating results are not significantly affected by seasonal factors. Sales during the first and fourth quarters are generally 1 to 3% below the sales of the second and third quarters, due to a reduced level of activity during the winter months of November through February. Sales typically increase beginning in March, with slight fluctuations per month through October. During periods of economic expansion or contraction, our sales by quarter have varied significantly.

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

There have not been any material changes to our exposures to market risk during the quarter ended June 30, 2011 that would require an update to the disclosures provided in our 2010 Annual Report on Form 10-K.

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

Changes in Internal Control Over Financial Reporting

During the second quarter of 2011, there were no changes in our internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As initially reported in our 2008 Annual Report on Form 10-K, we are a co-defendant in a lawsuit filed in a state court in Indiana in which a customer alleges that we sold defective products manufactured or remanufactured by others and is seeking monetary damages in the amount of approximately $50 million. The discovery process is on-going in this matter. We have denied any liability, continue to believe that we have meritorious defenses and intend to vigorously defend ourselves against these allegations. Accordingly, no liability is recorded for this matter as of June 30, 2011.

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

WESCO International, Inc.

Date: August 3, 2011	By:	/s/ Richard P. Heyse
Richard P. Heyse
Vice President and Chief Financial Officer