Form 10-Q
period 2011-09-30
WESCO INTERNATIONAL INC
filed 2011-11-01
CIK 929008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of October 27, 2011, WESCO International, Inc. had 43,258,471 shares of common stock outstanding.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010 (unaudited)	2
	Condensed Consolidated Statements of Income for the three months and nine months ended September 30, 2011 and 2010 (unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 (unaudited)	4
	Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 6.	Exhibits	24

	Signatures and Certifications	25

	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32.1
	Exhibit 32.2
	Exhibit 101

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

Amounts in thousands, except share data	September 30, 2011	December 31, 2010
Assets
Current Assets:
Cash and cash equivalents	$94,049	$53,577
Trade accounts receivable, net of allowance for doubtful accounts of $21,806 and $18,562 in 2011 and 2010, respectively	950,435	792,681
Other accounts receivable	32,239	37,223
Inventories, net	631,421	588,848
Current deferred income taxes	9,384	3,046
Income taxes receivable	17,097	18,146
Prepaid expenses and other current assets	27,263	20,165

Total current assets	1,761,888	1,513,686

Property, buildings and equipment, net	129,482	118,045
Intangible assets, net	150,018	160,307
Goodwill	987,358	985,714
Deferred income taxes	25,230	35,887
Other assets	13,448	13,135

Total assets	$3,067,424	$2,826,774

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$646,595	$537,505
Accrued payroll and benefit costs	63,992	66,931
Current portion of long-term debt	5,206	3,988
Bank overdrafts	40,589	27,590
Current deferred income taxes	4,593	4,593
Other current liabilities	61,766	67,626

Total current liabilities	822,741	708,233
Long-term debt, net of discount of $176,559 and $178,427 in 2011 and 2010, respectively	725,669	725,893
Deferred income taxes	215,658	210,876
Other noncurrent liabilities	19,849	33,178

Total liabilities	$1,783,917	$1,678,180

Commitments and contingencies (Note 8)

Stockholders’ Equity:
Preferred stock, $.01 par value; 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 210,000,000 shares authorized, 56,858,648 and 56,576,250 shares issued and 43,291,800 and 43,009,941 shares outstanding in 2011 and 2010, respectively	569	566
Class B nonvoting convertible common stock, $.01 par value; 20,000,000 shares authorized, 4,339,431 issued and no shares outstanding in 2011 and 2010, respectively	43	43
Additional capital	1,031,747	1,018,683
Retained earnings	836,940	697,676
Treasury stock, at cost; 17,906,279 and 17,905,740 shares in 2011 and 2010, respectively	(591,740)	(591,007)
Accumulated other comprehensive income	5,948	22,633

Total stockholders’ equity	1,283,507	1,148,594

Total liabilities and stockholders’ equity	$3,067,424	$2,826,774

The accompanying notes are an integral part of the condensed consolidated financial statements

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
Amounts in thousands, except per share data	2011	2010	2011	2010
Net sales	$1,580,376	$1,324,555	$4,536,196	$3,732,275
Cost of goods sold (excluding depreciation and amortization below)	1,264,745	1,066,769	3,627,666	3,004,121
Selling, general and administrative expenses	216,205	190,577	644,176	559,592
Depreciation and amortization	7,674	5,963	22,861	17,684

Income from operations	91,752	61,246	241,493	150,878

Interest expense, net	15,079	13,748	41,651	41,678
Other income	—	—	—	(4,284)

Income before income taxes	76,673	47,498	199,842	113,484

Provision for income taxes	22,783	13,837	58,440	32,830

Net income	$53,890	$33,661	$141,402	$80,654

Earnings per share :
Basic	$1.24	$0.79	$3.27	$1.90

Diluted	$1.11	$0.74	$2.84	$1.79

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
Amounts in thousands	2011	2010
Operating Activities:
Net income	$141,402	$80,654
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,861	17,684
Amortization of debt issuance costs	3,838	1,982
Amortization of debt discount	1,850	3,730
Deferred income taxes	7,702	(4,551)
Stock-based compensation expense	12,360	11,452
Loss (gain) on sale of property, buildings and equipment	171	(263)
Asset impairment charge	—	3,793
Equity income, net of distributions of $0 and $1,864 in 2011 and 2010, respectively	—	(2,421)
Excess tax benefit from stock-based compensation	(3,523)	(713)
Interest related to uncertain tax positions	1,581	551
Changes in assets and liabilities
Trade and other receivables, net	(154,686)	(149,569)
Inventories, net	(44,155)	(40,859)
Prepaid expenses and other current assets	(998)	3,352
Accounts payable	110,550	118,350
Accrued payroll and benefit costs	(2,686)	20,624
Other current and noncurrent liabilities	(24,439)	11,701

Net cash provided by operating activities	71,828	75,497

Investing Activities:
Capital expenditures	(23,966)	(10,123)
Acquisition payments	(8,166)	(14,344)
Proceeds from sale of subsidiary	—	40,000
Equity distribution	—	4,054
Collection of note receivable	—	15,000
Proceeds from sale of assets	86	925

Net cash (used) provided by investing activities	(32,046)	35,512

Financing Activities:
Proceeds from issuance of long-term debt	464,981	716,474
Repayments of long-term debt	(464,900)	(830,798)
Debt issuance costs	(4,248)	(2,049)
Proceeds from the exercise of stock options	210	742
Excess tax benefit from stock-based compensation	3,523	713
Purchases of common stock	(6,250)	(249)
Increase (decrease) in bank overdrafts	12,999	(6,545)
Payments on capital lease obligations	(1,110)	(1,234)

Net cash provided (used) by financing activities	5,205	(122,946)

Effect of exchange rate changes on cash and cash equivalents	(4,515)	2,728

Net change in cash and cash equivalents	40,472	(9,209)
Cash and cash equivalents at the beginning of period	53,577	112,329

Cash and cash equivalents at the end of period	$94,049	$103,120

Supplemental disclosures:
Non-cash investing and financing activities:
Property, buildings and equipment acquired through capital leases	$210	$285
Issuance of treasury stock	960	—

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. ORGANIZATION

WESCO International, Inc. and its subsidiaries (collectively, “WESCO”), headquartered in Pittsburgh, Pennsylvania, is a full-line distributor of electrical, industrial and communications maintenance, repair and operating (“MRO”) and original equipment manufacturers (“OEM”) products, construction materials, and advanced supply chain management and logistics services used primarily in the industrial, construction, utility and commercial, institutional and government markets. We serve over 100,000 customers globally, through approximately 400 full service branches and seven distribution centers located primarily in the United States and Canada, with additional locations in Mexico, United Kingdom, Singapore, China, Australia and the United Arab Emirates and a commercial presence in six other countries.

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

The unaudited condensed consolidated balance sheet as of September 30, 2011, the unaudited condensed consolidated statements of income for the nine months ended September 30, 2011 and 2010, respectively, and the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2011 and 2010, respectively, in the opinion of management, have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair statement of the results of the interim periods. All adjustments reflected in the unaudited condensed consolidated financial statements are of a normal recurring nature unless indicated. Results for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Fair Value of Financial Instruments

With the exception of fixed rate long-term debt, the reported carrying amounts of WESCO’s financial assets and liabilities approximate their fair values. At September 30, 2011, the par value of WESCO’s fixed rate long-term debt was $495.2 million and the fair value was approximately $640.4 million. At December 31, 2010, the par value of WESCO’s fixed rate long-term debt was $495.2 million and the fair value was approximately $860.2 million. The fair value of WESCO’s long-term debt was estimated based on market price quotes.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (the “FASB”) issued new disclosure guidance related to the presentation of the statement of comprehensive income. This guidance provides an entity the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements; the current option to report other comprehensive income and its components in the statement of changes in stockholders’ equity was eliminated. This accounting standard is effective for periods beginning on or after December 15, 2011. Other than the change in presentation, this accounting standard will not have an impact on WESCO’s financial position, results of operations or cash flows.

In September 2011, the FASB issued guidance to amend and simplify the rules related to testing goodwill for impairment. The revised guidance allows an entity to make an initial qualitative evaluation, based on the entity’s events and circumstances, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The results of this qualitative assessment determine whether it is necessary to perform the currently required two-step impairment test. The new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. Adoption of this guidance is not expected to have a material impact on WESCO’s financial position, results of operations or cash flows.

In September 2011, the FASB issued an accounting update that requires additional qualitative and quantitative disclosures by employers that participate in multi-employer pension plans. The amendments are effective for annual periods for the fiscal years ending after December 15, 2011, with early adoption permitted. Adoption of this guidance is not expected to have a material impact on WESCO’s financial position, results of operations or cash flows.

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

During the three and nine month periods ended September 30, 2011 and 2010, WESCO granted the following stock-settled stock appreciation rights and restricted stock units at the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Stock-settled appreciation rights granted	15,156	684,949	399,330	708,949
Restricted stock units	—	153,318	53,852	153,318
Risk free interest rate	1.0%	1.8%	2.3%	1.8%

Expected life	5.0 years	5.0 years	5.0 years	5.0 years
Expected volatility	48%	49%	49%	49%

For the three and nine months ended September 30, 2011, the weighted average fair value per stock-settled appreciation right granted was $16.42 and $26.47, respectively. For the three and nine months ended September 30, 2010, the weighted average fair value per stock-settled appreciation right granted was $14.69 and $14.71, respectively. For the nine months ended September 30, 2011, the weighted average fair value per restricted stock unit granted was $60.05. For the three and nine months ended September 30, 2010, the weighted average fair value per restricted stock unit granted was $33.05.

WESCO recognized $2.9 million and $4.3 million of non-cash stock-based compensation expense, which is included in selling, general and administrative expenses, for the three months ended September 30, 2011 and 2010, respectively. WESCO recognized $12.4 million and $11.5 million of non-cash stock-based compensation expense, which is included in selling, general and administrative expenses, for the nine months ended September 30, 2011 and 2010, respectively. As of September 30, 2011, there was $19.7 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements for all awards previously made, of which approximately $3.0 million is expected to be recognized over the remainder of 2011, $10.0 million in 2012, $6.1 million in 2013 and $0.6 million in 2014.

During the nine months ended September 30, 2011 and 2010, the total intrinsic value of awards exercised was $12.0 million and $2.2 million, respectively, and the total amount of cash received from the exercise of options was $0.2 million and $0.7 million, respectively. The tax benefit associated with the exercise of awards for the nine months ended September 30, 2011 and 2010 totaled $3.5 million and $0.6 million, respectively, and was recorded to additional capital.

The following table sets forth a summary of stock options and stock-settled stock appreciation rights and related information for the nine months ended September 30, 2011:

	Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at December 31, 2010	4,498,303	$36.38
Granted	399,330	59.18
Exercised	(273,556)	30.40
Forfeited	(82,697)	46.14

Outstanding at September 30, 2011	4,541,380	38.56	6.2	$76,400

Exercisable at September 30, 2011	3,442,870	$37.86	5.3	$60,543

The following table sets forth a summary of restricted stock units and related information for the nine months ended September 30, 2011:

	Awards	Weighted Average Fair Value
Unvested at December 31, 2010	392,493	$28.36
Granted	53,852	60.05
Vested	(236,913)	27.93
Forfeited	(5,543)	31.48

Unvested at September 30, 2011	203,889	$37.16

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

The following table sets forth the details of basic and diluted earnings per share:

	Three Months Ended September 30,
Amounts in thousands, except share and per share data	2011	2010
Net income reported	$53,890	$33,661

Weighted average common shares outstanding used in computing basic earnings per share	43,289,281	42,491,186
Common shares issuable upon exercise of dilutive stock options	976,029	795,649
Common shares issuable from contingently convertible debentures (see note below for basis of calculation)	4,205,665	2,237,606

Weighted average common shares outstanding and common share equivalents used in computing diluted earnings per share	48,470,975	45,524,441

Earnings per share:
Basic	$1.24	$0.79
Diluted	$1.11	$0.74

	Nine Months Ended September 30,
Amounts in thousands, except share and per share data	2011	2010
Net income reported	$141,402	$80,654

Weighted average common shares outstanding used in computing basic earnings per share	43,180,697	42,470,820
Common shares issuable upon exercise of dilutive stock options	1,201,910	728,706
Common shares issuable from contingently convertible debentures (see note below for basis of calculation)	5,399,929	1,981,055

Weighted average common shares outstanding and common share equivalents used in computing diluted earnings per share	49,782,536	45,180,581

Earnings per share:
Basic	$3.27	$1.90
Diluted	$2.84	$1.79

For the three months ended months ended September 30, 2011 and 2010, the computation of diluted earnings per share excluded 1.3 million and 2.5 million, respectively, of stock-settled stock appreciation rights at weighted average exercise prices of $62 per share and $47 per share, respectively. For the nine months ended months ended September 30, 2011 and 2010, the computation of diluted earnings per share excluded 1.2 million and 2.5 million, respectively, of stock-settled stock appreciation rights at weighted average exercise prices of $62 per share and $47 per share, respectively. These amounts were excluded because their effect would have been antidilutive.

Because of WESCO’s obligation to settle the par value of the 1.75% Convertible Senior Debentures due 2026 (the “2026 Debentures”), the 6.0% Convertible Senior Debentures due 2029 (the “2029 Debentures”) and the previously outstanding 2.625% Convertible Senior Debentures due 2025 (the “2025 Debentures” and together with the 2026 Debentures and 2029 Debentures, the “Debentures”) in cash upon conversion, WESCO is not required to include any shares underlying the Debentures in its diluted weighted average shares outstanding until the average stock price per share for the period exceeds the conversion price of the respective Debentures. At such time, only the number of shares that would be issuable (under the treasury stock method of accounting for share dilution) would be included, which is based upon the amount by which the average stock price exceeds the conversion price. The conversion prices of the 2029 Debentures and 2026 Debentures are $28.87 and $88.15, respectively. Share dilution is limited to a maximum of 11,951,939 shares for the 2029 Debentures and 2,507 shares for the 2026 Debentures. For the three and nine months ended September 30, 2011, the effect of the Debentures on diluted earnings per share was a decrease of $0.11 and $0.35, respectively. For the three and nine months ended September 30, 2010, the effect of the Debentures on diluted earnings per share was a decrease of approximately $0.04 and $0.08, respectively.

5. REVOLVING CREDIT FACILITY

On August 22, 2011, WESCO Distribution, Inc. (“WESCO Distribution”) entered into a new Revolving Credit Facility, which has an aggregate borrowing capacity of $400 million and includes a letter of credit sub-facility of up to $80 million. The Revolving Credit Facility consists of two separate sub-facilities: (i) a U.S. sub-facility with a borrowing limit at any given time of up to $400 million less the amount of outstanding borrowings under the Canadian sub-facility at that time and (ii) a Canadian sub-facility with a borrowing limit of up to $175 million. The new facility also contains an accordion feature, allowing WESCO Distribution to request increases to the borrowing commitments under the facility of up to $100 million in the aggregate. The facility matures in August 2016 and is collateralized by the inventory and certain other assets of WESCO Distribution and certain of its domestic subsidiaries and the inventory, accounts receivable, and certain other assets of WESCO Distribution Canada, L.P. WESCO Distribution’s obligations under the Revolving Credit Facility have been guaranteed by WESCO International, Inc. (“WESCO International”) and by certain of WESCO International’s subsidiaries. The completion of the new facility resulted in $1.8 million of accelerated amortization expense related to the deferred financing fees from the previous facility.

Availability under the facility is based upon the amount of eligible U.S. and Canadian inventory and Canadian receivables applied against certain advance rates. Depending upon the amount of excess availability under the facility, interest will be calculated at LIBOR plus a margin that ranges between 1.50% and 2.00% or at the Alternative Rate (prime rate) plus a margin that ranges between 0.50% and 1.00%. The interest rate margin is reduced by 0.25% if WESCO’s leverage ratio, as calculated under the Revolving Credit Facility, falls below a ratio of 2.5 to 1.0.

As long as the pro forma combined availability for the preceding 60-day period, up to and including the transaction date, under the facility and WESCO Distribution’s accounts receivable securitization facility (the “Receivables Facility”) is greater than $125 million, WESCO is permitted, subject to certain specified conditions, to make acquisitions and repurchase WESCO International’s outstanding capital stock and WESCO outstanding indebtedness. At September 30, 2011, there were no borrowings outstanding under the facility.

6. ACCOUNTS RECEIVABLE SECURITIZATION FACILITY

On August 22, 2011, WESCO Distribution entered into an amendment of the Receivables Facility, pursuant to the terms and conditions of the Fourth Amendment to Third Amended and Restated Receivables Purchase Agreement, dated as of April 13, 2009 (the “Agreement”), by and among WESCO Receivables Corp., WESCO Distribution, the Purchasers and Purchaser Agents party thereto and PNC Bank, National Association, as Administrator. The Amendment adds an accordion feature, allowing WESCO Distribution to request increases to the purchase commitments under the Receivables Facility of up to $100 million in the aggregate. The Amendment also lowers the interest rate spread from 1.75% to 1.10%, the commitment fee from 0.75% to 0.55%, and extends the term of the Receivables Facility to August 2014. Substantially all other terms and conditions of the Receivables Facility remain unchanged.

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

The consolidated balance sheets as of September 30, 2011 and December 31, 2010 both reflect $370.0 million of accounts receivable balances legally sold to third parties, as well as borrowings for equal amounts. At September 30, 2011, the interest rate on borrowings under this facility was approximately 1.4%.

7. EMPLOYEE BENEFIT PLANS

A majority of WESCO’s employees are covered by defined contribution retirement savings plans for their services rendered subsequent to WESCO’s formation. WESCO also offers a deferred compensation plan for select individuals. For U.S. participants, WESCO will make contributions in an amount equal to 50% of the participant’s total monthly contributions up to a maximum of 6% of eligible compensation. For Canadian participants, WESCO will make contributions in an amount ranging from 1% to 7% of the participant’s eligible compensation based on years of continuous service. In addition, employer contributions may be made at the discretion of the Board of Directors. For the nine months ended September 30, 2011 and 2010, WESCO incurred charges of $19.5 million and $17.9 million, respectively, for all such plans. Contributions are made in cash to all employee retirement savings plan accounts, except for the deferred compensation plan. Employees have the option to transfer balances allocated to their accounts into any of the available investment options, including WESCO common stock.

8. COMMITMENTS AND CONTINGENCIES

As initially reported in WESCO’s 2008 Annual Report on Form 10-K, WESCO is a co-defendant in a lawsuit filed in a state court in Indiana in which a customer alleges that WESCO sold defective products manufactured or remanufactured by others and is seeking monetary damages in the amount of approximately $50 million. The discovery process is on-going in this matter. WESCO has denied any liability, believes that it has meritorious defenses and intends to vigorously defend itself against these allegations. Accordingly, no liability is recorded for this matter as of September 30, 2011.

9. COMPREHENSIVE INCOME

The following tables set forth comprehensive income and its components:

	Three Months Ended September 30,
Amounts in thousands	2011	2010
Net income	$53,890	$33,661
Foreign currency translation adjustment	(26,411)	5,901

Comprehensive income	$27,479	$39,562

	Nine Months Ended September 30,
Amounts in thousands	2011	2010
Net income	$141,402	$80,654
Foreign currency translation adjustment	(16,685)	5,727

Comprehensive income	$124,717	$86,381

10. INCOME TAXES

The effective tax rate for the three months ended September 30, 2011 and 2010 was 29.7% and 29.1% respectively, and the effective tax rate for the nine months ended September 30, 2011 and 2010 was 29.2% and 28.9%, respectively. WESCO’s three and nine month effective tax rates are lower than the federal statutory rate of 35% primarily due to benefits resulting from the recapitalization of Canadian operations, which are partially offset by nondeductible expenses, state taxes and foreign rate differences. The effective tax rate for the nine months ended September 30, 2011 reflects discrete adjustments totaling $2.1 million, primarily related to changes in uncertain tax positions. The effective tax rate for the nine months ended September 30, 2010 reflects discrete adjustments totaling $1.8 million primarily related to changes in uncertain tax positions.

The total amount of net unrecognized tax benefits was $1.0 million and $3.4 million as of September 30, 2011 and December 31, 2010, respectively. If these tax benefits were recognized in the consolidated financial statements, the portion of these amounts that would affect WESCO’s effective tax rate would be $0.5 million and $1.9 million, respectively. During the next twelve months, WESCO anticipates an immaterial change in the net unrecognized tax benefits.

WESCO records interest related to uncertain tax positions as a part of interest expense in the consolidated statement of income. Penalties are recognized as part of income tax expense. During the nine months ended September 30, 2011 and 2010, WESCO recognized interest expense of $1.6 million and $0.6 million, respectively. As of September 30, 2011 and December 31, 2010, WESCO had an accrued liability for interest related to uncertain tax positions of $11.1 million and $9.5 million, respectively. There were no material penalties recorded during the nine months ended September 30, 2011 or 2010.

11. OTHER FINANCIAL INFORMATION

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

Condensed consolidating financial information for WESCO International, WESCO Distribution and the non-guarantor subsidiaries is as follows:

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

(unaudited)

	September 30, 2011
	(In thousands)
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Cash and cash equivalents	$7	$38,567	$55,475	$—	$94,049
Trade accounts receivable, net	—	—	950,435	—	950,435
Inventories, net	—	343,323	288,098	—	631,421
Other current assets	(11,015)	16,481	80,517	—	85,983

Total current assets	(11,008)	398,371	1,374,525	—	1,761,888
Intercompany receivables, net	—	—	1,877,987	(1,877,987)	—
Property, buildings and equipment, net	—	51,639	77,843	—	129,482
Intangible assets, net	—	7,189	142,829	—	150,018
Goodwill and other intangibles, net	—	246,125	741,233	—	987,358
Investments in affiliates and other noncurrent assets	2,145,420	3,406,776	16,616	(5,530,134)	38,678

Total assets	$2,134,412	$4,110,100	$4,231,033	$(7,408,121)	$3,067,424

Accounts payable	$—	$428,225	$218,370	$—	$646,595
Other current liabilities	2,794	7,665	165,687	—	176,146

Total current liabilities	2,794	435,890	384,057	—	822,741
Intercompany payables, net	651,580	1,226,407	—	(1,877,987)	—
Long-term debt	168,406	151,027	406,236	—	725,669
Other noncurrent liabilities	28,125	156,327	51,055	—	235,507
Stockholders’ equity	1,283,507	2,140,449	3,389,685	(5,530,134)	1,283,507

Total liabilities and stockholders’ equity	$2,134,412	$4,110,100	$4,231,033	$(7,408,121)	$3,067,424

	December 31, 2010
	(In thousands)
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Cash and cash equivalents	$1	$32,342	$21,234	$—	$53,577
Trade accounts receivable, net	—	—	792,681	—	792,681
Inventories, net	—	321,111	267,737	—	588,848
Other current assets	(4,492)	90,105	(7,033)	—	78,580

Total current assets	(4,491)	443,558	1,074,619	—	1,513,686
Intercompany receivables, net	—	—	1,933,768	(1,933,768)	—
Property, buildings and equipment, net	—	41,115	76,930	—	118,045
Intangible assets, net	—	7,817	152,490	—	160,307
Goodwill and other intangibles, net	—	240,313	745,401	—	985,714
Investments in affiliates and other noncurrent assets	2,002,358	3,237,808	39,527	(5,230,671)	49,022

Total assets	$1,997,867	$3,970,611	$4,022,735	$(7,164,439)	$2,826,774

Accounts payable	$—	$349,250	$188,255	$—	$537,505
Other current liabilities	8,016	17,563	145,149	—	170,728

Total current liabilities	8,016	366,813	333,404	—	708,233
Intercompany payables, net	646,607	1,287,161	—	(1,933,768)	—
Long-term debt	166,573	151,755	407,565	—	725,893
Other noncurrent liabilities	28,077	167,705	48,272	—	244,054
Stockholders’ equity	1,148,594	1,997,177	3,233,494	(5,230,671)	1,148,594

Total liabilities and stockholders’ equity	$1,997,867	$3,970,611	$4,022,735	$(7,164,439)	$2,826,774

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

(unaudited)

	Three Months Ended September 30, 2011
	(In thousands)
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net Sales	$—	$847,745	$764,880	$(32,249)	$1,580,376
Cost of goods sold	—	680,897	616,097	(32,249)	1,264,745
Selling, general and administrative expenses	18	134,671	81,516	—	216,205
Depreciation and amortization	—	2,780	4,894	—	7,674
Results of affiliates’ operations	60,336	53,846	—	(114,182)	—
Interest expense, net	6,428	5,573	3,078	—	15,079
Provision for income taxes	—	17,334	5,449	—	22,783

Net income	$53,890	$60,336	$53,846	$(114,182)	$53,890

	Three Months Ended September 30, 2010
	(In thousands)
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net Sales	$—	$734,684	$610,501	$(20,630)	$1,324,555
Cost of goods sold	—	591,544	495,855	(20,630)	1,066,769
Selling, general and administrative expenses	19	129,401	61,157	—	190,577
Depreciation and amortization	—	3,134	2,829	—	5,963
Results of affiliates’ operations	40,817	42,430	—	(83,247)	—
Interest expense, net	7,137	4,129	2,482	—	13,748
Other income	—	—	—	—	—
Provision for income taxes	—	8,089	5,748	—	13,837

Net income	$33,661	$40,817	$42,430	$(83,247)	$33,661

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

(unaudited)

	Nine Months Ended September 30, 2011
	(In thousands)
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net Sales	$—	$2,386,968	$2,223,588	$(74,360)	$4,536,196
Cost of goods sold	—	1,913,902	1,788,124	(74,360)	3,627,666
Selling, general and administrative expenses	62	404,112	240,002	—	644,176
Depreciation and amortization	—	8,228	14,633	—	22,861
Results of affiliates’ operations	159,957	156,191	—	(316,148)	—
Interest expense, net	18,493	12,839	10,319	—	41,651
Provision for income taxes	—	44,121	14,319	—	58,440

Net income	$141,402	$159,957	$156,191	$(316,148)	$141,402

	Nine Months Ended September 30, 2010
	(In thousands)
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net Sales	$—	$2,095,135	$1,690,249	$(53,109)	$3,732,275
Cost of goods sold	—	1,685,105	1,372,125	(53,109)	3,004,121
Selling, general and administrative expenses	141	383,376	176,075	—	559,592
Depreciation and amortization	—	9,244	8,440	—	17,684
Results of affiliates’ operations	102,459	112,174	—	(214,633)	—
Interest expense, net	21,664	11,134	8,880	—	41,678
Other income	—	(4,284)	—	—	(4,284)
Provision for income taxes	—	20,275	12,555	—	32,830

Net income	$80,654	$102,459	$112,174	$(214,633)	$80,654

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30, 2011
	(In thousands)
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net cash (used) provided by operating activities	$(2,450)	$33,256	$41,022	$—	$71,828
Investing activities:
Capital expenditures	—	(21,700)	(2,266)	—	(23,966)
Acquisition payments	—	(8,166)	—	—	(8,166)
Other	—	86	—	—	86

Net cash used by investing activities	—	(29,780)	(2,266)	—	(32,046)
Financing activities
Net repayments	4,973	(6,002)	—	—	(1,029)
Equity transactions	(2,517)	—	—	—	(2,517)
Other	—	8,751	—	—	8,751

Net cash provided by financing activities	2,456	2,749	—	—	5,205

Effect of exchange rate changes on cash and cash equivalents	—	—	(4,515)	—	(4,515)

Net change in cash and cash equivalents	6	6,225	34,241	—	40,472
Cash and cash equivalents at the beginning of year	1	32,342	21,234	—	53,577

Cash and cash equivalents at the end of period	$7	$38,567	$55,475	$—	$94,049

	Nine Months Ended September 30, 2010
	(In thousands)
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net cash provided (used) by operating activities	$1,370	$95,780	$(21,653)	$—	$75,497
Investing activities:
Capital expenditures	—	(9,835)	(288)	—	(10,123)
Acquisition payments	—	(14,344)	—	—	(14,344)
Proceeds from sale of subsidiary	—	40,000	—	—	40,000
Collection of note receivable	—	15,000	—	—	15,000
Other	—	4,979	—	—	4,979

Net cash provided (used) by investing activities	—	35,800	(288)	—	35,512
Financing activities
Net repayments	(2,577)	(112,981)	—	—	(115,558)
Equity transactions	1,206	—	—	—	1,206
Other	—	(8,594)	—	—	(8,594)

Net cash used by financing activities	(1,371)	(121,575)	—	—	(122,946)

Effect of exchange rate changes on cash and cash equivalents	—	—	2,728	—	2,728

Net change in cash and cash equivalents	(1)	10,005	(19,213)	—	(9,209)
Cash and cash equivalents at the beginning of year	3	16,924	95,402	—	112,329

Cash and cash equivalents at the end of period	$2	$26,929	$76,189	$—	$103,120

12. SUBSEQUENT EVENT

On October 3, 2011, WESCO International completed its acquisition of Brews Supply Ltd. through one of its wholly-owned Canadian subsidiaries. WESCO funded the purchase price paid at closing with cash and borrowings under the Receivables Facility.

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

Company Overview

WESCO International, Inc., incorporated in 1993 and formed in February 1994 upon acquiring a distribution business from Westinghouse Electric Corporation, is a leading North American distributor of products and provider of advanced supply chain management and logistics services used primarily in the industrial, construction, utility and commercial, institutional and government markets. We serve over 100,000 customers globally, including a large percentage of Fortune 1000 companies, through approximately 400 full-service branches and seven distribution centers located primarily in the United States and Canada, with additional locations in Mexico, United Kingdom, Singapore, China, Australia and the United Arab Emirates and a commercial presence in six other countries. Approximately 82% of our net sales for the first nine months of 2011 were generated from operations in the United States, 15% from Canada and the remainder from other countries.

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

Our financial results for the first nine months of 2011 reflect improving conditions in a number of our served markets, successful growth initiatives, the positive impact from recent acquisitions, higher product prices and product costs, effective spending control, and favorable foreign currency exchange rates. Sales increased $803.9 million, or 21.5%, over the same period last year. Cost of goods sold as a percentage of net sales was 80.0% and 80.5% for the first nine months of 2011 and 2010, respectively. Operating income increased by $90.6 million, or 60.1%, primarily from organic growth of the base business and recent acquisitions. Net income for the nine months ended September 30, 2011 and 2010 was $141.4 million and $80.7 million, respectively.

Cash Flow

We generated $71.8 million in operating cash flow for the first nine months of 2011. Included in this amount was increased income as a result of improved operating results offset by investments in working capital to fund our growth. Investing activities included payments of $8.2 million for acquisitions and $24.0 million for capital expenditures. Financing activities consisted of borrowings and repayments of $323.5 million related to our Revolving Credit Facility, and borrowings and repayments of $140.0 million related to our accounts receivable securitization facility (the “Receivables Facility”).

Financing Availability

As of September 30, 2011, we had $445.0 million in total available borrowing capacity. The available borrowing capacity under our Revolving Credit Facility, which has a maturity date in August 2016, was $365.0 million, of which $229.4 million was available for U.S. borrowings and $135.6 million was available for Canadian borrowings. The available borrowing capacity under the Receivables Facility, which has a maturity date in August 2014, was $80.0 million. We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions. For further discussion refer to “Liquidity and Capital Resources.”

Critical Accounting Policies and Estimates

During the nine months ended September 30, 2011, there were no significant changes to our critical accounting policies and estimates referenced in our 2010 Annual Report on Form 10-K.

Results of Operations

Third Quarter of 2011 versus Third Quarter of 2010

The following table sets forth the percentage relationship to net sales of certain items in our condensed consolidated statements of income for the periods presented:

	Three Months Ended September 30,
	2011	2010
Net sales	100.0%	100.0%
Cost of goods sold	80.0	80.5
Selling, general and administrative expenses	13.7	14.4
Depreciation and amortization	0.5	0.5

Income from operations	5.8	4.6
Interest expense	0.9	1.0
Other income	—	—

Income before income taxes	4.9	3.6
Provision for income taxes	1.5	1.0

Net income	3.4%	2.5%

Net sales in the third quarter of 2011 totaled $1,580.4 million versus $1,324.6 million in the comparable period for 2010, an increase of $255.8 million, or 19.3%, over the same period last year. Sales were positively impacted by growth in a number of our served markets, successful growth initiatives, recent acquisitions, which comprised 6.9% of the sales growth, higher product prices due primarily to the recovery of rising supplier product and commodity prices, and favorable foreign currency exchange rates.

Cost of goods sold for the third quarter of 2011 was $1,264.7 million versus $1,066.8 million for the comparable period in 2010, and cost of goods sold as a percentage of net sales was 80.0% and 80.5% in 2011 and 2010, respectively. The decrease in the cost of goods sold percentage was primarily due to the favorable mix impact from recent acquisitions and a decrease in inventory reserve adjustments.

Selling, general and administrative (“SG&A”) expenses in the third quarter of 2011 totaled $216.2 million versus $190.6 million in last year’s comparable quarter. The increase in SG&A expenses was primarily due to compensation expenses related to the growth in sales and income, and recent acquisitions. As a percentage of net sales, SG&A expenses were 13.7% in the third quarter of 2011 compared to 14.4% in the third quarter of 2010. SG&A expenses increased at a lower rate than sales due to the continued effectiveness of our cost control initiatives and the fixed cost nature of certain SG&A expense components.

SG&A payroll expenses for the third quarter of 2011 of $150.8 million increased by $14.8 million compared to the same quarter in 2010. The increase in payroll expenses was primarily due to an increase in salaries and wages of $10.9 million and an increase in commissions and incentives of $4.7 million, partially offset by a decrease in other payroll of $1.9 million. These increases are primarily due to an increase in headcount, which is the result of both recent acquisitions and organic growth initiatives. Other SG&A payroll related expenses increased $1.1 million.

The remaining SG&A expenses for the third quarter of 2011 of $65.4 million increased by $10.8 million compared to the same quarter in 2010 due to an increase in variable operating expenses associated with the growth in sales.

Depreciation and amortization for the third quarter of 2011 was $7.7 million versus $6.0 million in last year’s comparable quarter. The increase in depreciation and amortization is primarily due to additional amortization expense related to recently acquired intangible assets.

Interest expense totaled $15.1 million for the third quarter of 2011 versus $13.7 million in last year’s comparable quarter, an increase of 9.7%. Interest expense for the current quarter included a charge of $1.8 million of deferred financing fees as a result of a new revolving credit agreement. Amortization of the debt discount resulted in non-cash interest expense of $0.6 million in the third quarter of 2011 and $1.2 million in the third quarter of 2010. Non-cash interest expense related to uncertain tax positions was $0.3 million in third quarter of 2011 compared to $0.3 million in the third quarter of 2010.

Income tax expense totaled $22.8 million in the third quarter of 2011 compared to $13.8 million in last year’s comparable quarter, and the effective tax rate was 29.7% compared to 29.1% in the same quarter in 2010. The increase in the effective tax rate is primarily due to the increase in current and forecasted taxable income.

For the third quarter of 2011, net income increased by $20.2 million to $53.9 million compared to $33.7 million in the third quarter of 2010. Diluted earnings per share was $1.11 for the third quarter of 2011 compared with $0.74 per diluted share for the third quarter of 2010.

Nine Months Ended September 30, 2011 versus Nine Months Ended September 30, 2010

The following table sets forth the percentage relationship to net sales of certain items in our condensed consolidated statements of income for the periods presented:

	Nine Months Ended September 30,
	2011	2010
Net sales	100.0%	100.0%
Cost of goods sold	80.0	80.5
Selling, general and administrative expenses	14.2	15.0
Depreciation and amortization	0.5	0.5

Income from operations	5.3	4.0
Interest expense	0.9	1.1
Other income	—	(0.1)

Income before income taxes	4.4	3.0
Provision for income taxes	1.3	0.8

Net income	3.1%	2.2%

Net sales in the first nine months of 2011 totaled $4,536.2 million versus $3,732.3 million in the comparable period for 2010, an increase of $803.9 million, or 21.5%, over the same period last year. Sales were positively impacted by growth in a number of our served markets, successful growth initiatives, recent acquisitions, which comprised 7.1% of the sales growth, higher product prices due primarily to rising supplier product and commodity prices, and favorable foreign currency exchange rates.

Cost of goods sold for the first nine months of 2011 was $3,627.7 million versus $3,004.1 million for the comparable period in 2010, and cost of goods sold as a percentage of net sales was 80.0% in 2011 and 80.5% in 2010. The decrease in the cost of goods sold percentage was primarily due to the favorable mix impact from recent acquisitions, higher supplier volume rebates and a decrease in inventory reserves.

SG&A expenses in the first nine months of 2011 totaled $644.2 million versus $559.6 million in last year’s comparable period. The increase in SG&A expenses was primarily due to compensation expenses related to the growth in sales and recent acquisitions. As a percentage of net sales, SG&A expenses were 14.2% in the first nine months of 2011 compared to 15.0% in the first nine months of 2010. SG&A expenses increased at a lower rate than sales due to the continued effectiveness of our cost control initiatives and the fixed cost nature of certain SG&A expense components.

SG&A payroll expenses for the first nine months of 2011 of $451.8 million increased by $65.4 million compared to the same period in 2010. The increase in payroll expenses was primarily due to an increase in salaries and wages of $34.1 million, an increase in commissions and incentives of $17.6 million and an increase in benefit costs of $10.2 million. These increases are primarily due to an increase in headcount, which is the result of both recent acquisitions and organic growth initiatives. Other SG&A payroll related expenses increased $3.5 million.

The remaining SG&A expenses for the first nine months of 2011 of $192.4 million increased by approximately $19.2 million compared to the same period in 2010 due to an increase in variable operating expenses associated with the growth in sales.

Depreciation and amortization for the first nine months of 2011 was $22.9 million versus $17.7 million in last year’s comparable period. The increase in depreciation and amortization is primarily due to additional amortization expense related to recently acquired intangible assets.

Interest expense totaled $41.7 million for the first nine months of 2011 versus $41.7 million in last year’s comparable period. Interest expense for the first nine months of 2011 included a charge of $1.8 million of deferred financing fees as a result of a new revolving credit agreement. Amortization of the debt discount resulted in non-cash interest expense of $1.8 million in 2011 and $3.7 million in 2010. Non-cash interest expense related to uncertain tax positions was $1.6 million in 2011 compared to $0.6 million in 2010.

There was no other income recorded for the first nine months of 2011. Other income, comprised of equity income from the LADD joint venture, totaled $4.3 million for the first nine months of 2010. The cessation of other income is due to the sale of our 40% interest in the LADD joint venture on June 7, 2010 to Deutsch Engineered Connecting Devices, Inc. (“Deutsch”). We accounted for our investment in the LADD joint venture on an equity basis, and earnings were reported as other income in the consolidated statement of income. We received equity income through May 31, 2010 and distributions through April 20, 2010, the date Deutsch notified us of its exercise of its option to purchase our 40% interest in the LADD joint venture.

Income tax expense totaled $58.4 million in the first nine months of 2011 compared to $32.8 million in the first nine months of 2010, and the effective tax rate was 29.2% compared to 28.9% in the same period in 2010. The increase in the effective tax rate is primarily due to the increase in current and forecasted taxable income.

For the first nine months of 2011, net income increased by $60.7 million to $141.4 million compared to $80.7 million in the first nine months of 2010. Diluted earnings per share was $2.84 for the first nine months of 2011 compared to $1.79 per diluted share for the first nine months of 2010.

Liquidity and Capital Resources

Total assets were $3.1 billion at September 30, 2011, compared to $2.8 billion at December 31, 2010. The $240.6 million increase in total assets was primarily attributable to an increase in accounts receivable of $157.8 million and an increase in inventory of $42.6 million. Total liabilities at September 30, 2011 compared to December 31, 2010 increased by $105.7 million to approximately $1.8 billion. Contributing to the increase in total liabilities was an increase in accounts payable of $109.1 million. Stockholders’ equity increased 11.7% to $1,283.5 million at September 30, 2011, compared with $1,148.6 million at December 31, 2010, primarily as a result of net earnings of $141.4 million, stock-based compensation expense of $12.4 million, and a negative impact from foreign currency translation of $16.7 million.

Our liquidity needs generally arise from working capital requirements, capital expenditures, acquisitions and debt service obligations. As of September 30, 2011, we had $365.0 million in available borrowing capacity under our Revolving Credit Facility, which, combined with our $80.0 million of available borrowing capacity under our Receivables Facility and our invested cash, provided us with liquidity of $486.1 million. We believe cash provided by operations and financing activities will be adequate to cover our current operational and business needs.

We communicate on a regular basis with our lenders regarding our financial and working capital performance and liquidity position. We were in compliance with all covenants and restrictions as of September 30, 2011.

We did not note any conditions or events during the third quarter of 2011 requiring an interim evaluation of impairment of goodwill. We will perform our annual impairment testing of goodwill and indefinite-lived intangible assets during the fourth quarter of 2011.

Over the next several quarters, we expect to maintain working capital productivity, and it is expected that excess cash will be directed primarily to debt reduction and acquisitions. Our near term focus will be managing our working capital as we experience sales growth and maintaining ample liquidity and credit availability. We believe our balance sheet and ability to generate ample cash flow provides us with a durable business model and should allow us to fund our expansion needs and growth initiatives.

Cash Flow

Operating Activities. Cash provided by operating activities for the first nine months of 2011 totaled $71.8 million compared with $75.5 million of cash generated for the first nine months of 2010. Cash provided by operating activities in the first nine months of 2011 included net income of $141.4 million and adjustments to net income totaling $46.8 million. Other sources of cash included an increase in accounts payable of $110.6 million resulting from the increase in purchasing activity. Primary uses of cash during the first nine months of 2011 included: $154.7 million for the increase in trade and other receivables resulting from the increase in sales; $44.2 million for the increase in inventory; $24.4 million for the decrease in other current and noncurrent liabilities; $2.7 million for the decrease in accrued payroll and benefit costs resulting from the payment of the 2010 management incentive compensation and 401(k) discretionary contribution; and a decrease in prepaid expenses and other current assets of $1.0 million. During the first nine months of 2010, primary sources of cash were net income of $80.7 million and adjustments to net income totaling $31.2 million, an increase in accounts payable of $118.4 million, an increase in other current and noncurrent liabilities of $11.7 million, an increase in accrued payroll and benefit costs of $20.6 million, and an increase in prepaid expenses and other current assets of $3.4 million. Cash used by operating activities in the first nine months of 2010 included: $149.6 million for the increase in trade and other receivables; and $40.9 million for the increase in inventory.

Investing Activities. Net cash used by investing activities for the first nine months of 2011 was $32.0 million, compared with $35.5 million of net cash provided during the first nine months of 2010. Included in 2010 were proceeds from the sale of our 40% interest in the LADD joint venture. Proceeds included $40.0 million for our 40% interest, plus $15.0 million for the collection of a promissory note. Investing activities for the first nine months of 2011 and 2010 also included acquisition payments of $8.2 million and $14.3 million, respectively, and capital expenditures of $24.0 million and $10.1 million, respectively.

Financing Activities. Net cash provided by financing activities for the first nine months of 2011 was $5.2 million, compared with $122.9 million of net cash used during the first nine months of 2010. During the first nine months of 2011, borrowings and repayments of long-term debt of $323.5 million were made under our Revolving Credit Facility. Borrowings and repayments of $140.0 million were applied to our Receivables Facility, and there were repayments of $1.3 million to our mortgage financing facility. During the first nine months of 2010, borrowings and repayments of long-term debt of $356.0 million and $534.5 million, respectively, were made under our Revolving Credit Facility. Borrowings and repayments of $360.0 million and $295.0 million, respectively, were applied to our Receivables Facility, and there were repayments of $1.2 million to our mortgage financing facility.

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

Inflation

The rate of inflation affects different commodities, the cost of products purchased, and ultimately the pricing of our different products and product classes to our customers. Our pricing related to inflation was approximately 3.3% of our sales revenue for the first nine months of 2011. Historically, price changes from suppliers have been consistent with inflation and have not had a material impact on the results of operations. Recently, prices of certain commodities have increased much faster than general inflation; however, we expect to pass through the majority of these increases to customers.

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

There have not been any material changes to our exposures to market risk during the quarter ended September 30, 2011 that would require an update to the disclosures provided in our 2010 Annual Report on Form 10-K.

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

Changes in Internal Control Over Financial Reporting

During the third quarter of 2011, there were no changes in our internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As initially reported in our 2008 Annual Report on Form 10-K, we are a co-defendant in a lawsuit filed in a state court in Indiana in which a customer alleges that we sold defective products manufactured or remanufactured by others and is seeking monetary damages in the amount of approximately $50 million. The discovery process is on-going in this matter. We have denied any liability, continue to believe that we have meritorious defenses and intend to vigorously defend ourselves against these allegations. Accordingly, no liability is recorded for this matter as of September 30, 2011.

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

WESCO International, Inc.

Date: November 1, 2011	By:	/s/ Richard P. Heyse
Richard P. Heyse
Vice President and Chief Financial Officer