Form 10-K
period 2011-12-31
WESCO INTERNATIONAL INC
filed 2012-02-22
CIK 929008

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The registrant estimates that the aggregate market value of the voting shares held by non-affiliates of the registrant was approximately $2,325.1 million as of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price on the New York Stock Exchange for such stock.
As of February 20, 2012, 43,461,030 shares of Common Stock, par value $.01 per share, of the registrant were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Part III of this Form 10-K incorporates by reference portions of the registrant’s Proxy Statement for its 2012 Annual Meeting of Stockholders.

1

WESCO INTERNATIONAL, INC.
Annual Report on Form 10-K for the Fiscal Year Ended
December 31, 2011

PART I
Item 1. Business.
     In this Annual Report on Form 10-K, “WESCO” refers to WESCO International, Inc., and its subsidiaries and its predecessors unless the context otherwise requires. References to “we,” “us,” “our” and the “Company” refer to WESCO and its subsidiaries.
The Company
WESCO International, Inc. (“WESCO International”), incorporated in 1993 and effectively formed in February 1994 upon acquiring a distribution business from Westinghouse Electric Corporation, is a leading North American based distributor of products and provider of advanced supply chain management and logistics services used primarily in industrial, construction, utility and commercial, institutional and government markets. We serve over 65,000 active customers globally through approximately 400 full service branches and eight distribution centers located in the United States, Canada, and Mexico with offices in 11 additional countries. At the end of 2011, we had approximately 7,100 employees worldwide.
We are a leading provider of electrical, industrial, and communications maintenance, repair and operating (“MRO”) and original equipment manufacturers (“OEM”) products, construction materials, and advanced supply chain management and logistics services. Our primary product categories include general electrical and industrial supplies, wire, cable and conduit, data and broadband communications, power distribution equipment, lighting and lighting control systems, control and automation, and motors. We distribute over 1,000,000 products from more than 18,000 suppliers utilizing a highly automated, proprietary electronic procurement and inventory replenishment system. In addition, we offer a comprehensive portfolio of value-added services, which includes supply chain management, logistics and transportation procurement, warehousing and inventory management, as well as kitting, limited assembly of products and system installation. Our value-added capabilities, extensive geographic reach, experienced workforce and broad product and supply chain solutions have enabled us to grow our business and establish a leading position in North America.
Industry Overview
We operate in highly fragmented markets that include thousands of small regional and locally based, privately owned competitors. According to one industry publication, in 2010, the latest year for which market share data is available, the five largest North American distributors, including WESCO, accounted for approximately 28% of estimated total electrical distribution industry sales in the United States. Our global account, integrated supply and OEM programs provide customers with a regional, national, North American and global supply chain consolidation opportunity. The demand for these programs has grown in recent years, driven primarily by the desire of companies to reduce operating expenses by implementing third-party programs for the operational and administrative functions associated with the procurement, management and utilization of MRO supplies and OEM components. We believe that significant opportunities exist for further expansion of these programs. The total potential in the United States for purchases of supplies and services across all industrial distribution market segments and channels is currently estimated to be greater than $500 billion per an industry publication.
According to management estimates, electrical distribution industry sales have grown at an approximately 5% compound annual rate over the past 20 years. This expansion has been driven by general economic growth, increased price levels for key commodities, increased use of electrical products in businesses and industries, new products and technologies, the proliferation of enhanced building and safety codes and use of the internet. Wholesale distributors have also grown as a result of a long term shift in procurement preferences that favor the use of distributors over direct relationships with manufacturers.
Markets and Customers
We have a large base of over 65,000 active customers across a diverse set of end markets. Our top ten customers accounted for approximately 13% of our sales in 2011. No one customer accounted for more than 4% of our sales in 2011.
The following table outlines our sales breakdown by end market:

Year Ended December 31,	2011	2010	2009
(percentages based on total sales)
Industrial	43%	42%	40%
Construction	35%	38%	36%
Utility	11%	13%	17%
Commercial, Institutional and Governmental	11%	7%	7%

     Industrial. Sales to industrial customers of MRO, OEM, and construction products and services accounted for approximately 43% of our sales in 2011, compared to 42% in 2010. Industrial sales product categories include a broad range of electrical equipment and supplies as well as lubricants, pipe, valves, fittings, fasteners, cutting tools and power transmission products. In addition, OEM customers require a reliable supply of assemblies and components to incorporate into their own products as well as value-added services such as supplier consolidation, design and technical support, just-in-time supply and electronic commerce.
     Construction. Sales of electrical and communications products to contractors accounted for approximately 35% of our sales in 2011, compared to 38% in 2010. Customers include a wide array of contractors and engineering, procurement and construction firms for industrial, infrastructure, commercial and data and broadband communications projects. Specific applications include projects for refineries, railways, hospitals, wastewater treatment facilities, data centers, security installations, offices, and modular and mobile homes. In addition to a wide array of electrical products, we offer contractors communications products for projects related to IT/network modernization, physical security upgrades, broadband deployments, network security, and disaster recovery.
     Utility. Sales to utilities and utility contractors accounted for approximately 11% of our sales in 2011, compared to 13% in 2010. Customers include large investor-owned utilities, rural electric cooperatives, municipal power authorities and contractors that serve these customers. We provide our utility customers with products and services to support the construction and maintenance of their generation, transmission and distribution systems along with an extensive range of products that meet their power plant MRO and capital projects needs. Materials management and procurement outsourcing arrangements are also important in this market, as cost pressures and deregulation have caused utility customers to seek improvements in the efficiency and effectiveness of their supply chains.
     Commercial, Institutional and Governmental ("CIG"). Sales to CIG customers accounted for approximately 11% of our sales in 2011 compared to 7% in 2010. Customers include schools, hospitals, property management firms, retailers and federal, state and local government agencies of all types, including federal contractors.
Business Strategy
Our goal is to grow organically and through accretive acquisitions at a rate greater than that of our industry. Our organic growth strategy leverages our existing strengths and focuses on initiatives to enhance our sales and customer service, develop new end markets, broaden our product and service offerings and expand our geographic footprint. We utilize LEAN continuous improvement initiatives on a company-wide basis to deliver operational excellence and improve productivity. We also extend our LEAN initiatives to customers to improve the efficiency and effectiveness of their operations and supply chains. In addition, we seek to generate a distinct competitive advantage through talent management and employee development processes and programs.
We have identified selected end markets and product categories that we believe provide substantial opportunities for above market growth. The end markets are construction, government, international, and utility. The product categories are data communications and security products, and lighting and sustainability. We believe our business model of global accounts and integrated supply programs also provides a significant growth opportunity. We have focused our growth efforts on these end markets, products, and business model as discussed below.
     Grow Our Global Account Customer Relationships and Base. Our typical global account customer is a Fortune 1000 industrial or commercial company, a large utility, a major contractor, or a governmental or institutional customer, in each case with multiple locations. Our global account program is designed to provide customers with supply chain management and cost reductions by coordinating and standardizing activity for MRO materials and OEM direct materials across their multiple locations. Comprehensive implementation plans are managed at the local, national and international levels to prioritize activities, identify key performance measures, and track progress against objectives. We involve our preferred suppliers early in the implementation process, where they can contribute expertise and product knowledge to accelerate program implementation and achievement of cost savings and process improvements.
Over the past ten years, growth from our global account programs have been a material component of our organic growth strategy. Our objective is to continue to increase revenue from our global account programs by expanding our product and service offerings to existing global account customers and expanding our reach to serve additional customer locations. We also plan on expanding our customer base by capitalizing on our industry expertise and supply chain optimization capabilities.
     Extend Our Leadership Position in Integrated Supply Programs. Our integrated supply services are focused on customers in the industrial, utility, construction and CIG markets. We combine our personnel, product and distribution expertise, electronic technologies and service capabilities with the customer’s own internal resources to meet particular service requirements. Each integrated supply program is configured to reduce the number of suppliers, total procurement costs, and administrative expenses as well as improve operating controls. Our integrated supply programs focus on supply chain optimization and replace the traditional multi-vendor, resource-intensive procurement process with a single, outsourced, automated process. Our services range from timely product delivery to an outsourced procurement function. We believe that customers will increasingly seek to utilize such services to consolidate and manage their MRO and OEM supply chains. We plan to expand our position as an integrated supply services leader providing MRO supplies in the United States by building upon established relationships within our large customer base and premier supplier network, and extending our services to additional customers and locations outside the United States.
     Expand Our Relationships with Construction Contractors. Our construction sales are focused on contractors, particularly those involved with healthcare, government facilities, enterprise data communications, telecommunication and energy and government infrastructure-related projects. We believe that significant cross selling opportunities exist for electrical and data communications products and we intend to use our global account programs, LEAN initiatives and project management expertise to capitalize on construction business opportunities.
     Expand Government Business. Our dedicated government business development and sales team is focused on serving federal, state and local government agencies. In addition to coordinating business at a federal, state and local level, we are focused on monitoring all activity and opportunities related to the American Recovery and Reinvestment Act and have seen positive results from these efforts.
     Expand Products and Services for Utilities. Our utility customers continue to work on operating efficiency and cost reduction. As a result, we anticipate an increase in distribution grid improvement and transmission expansion projects. Accordingly, we are focused on expanding our logistical and project services, integrated supply services and project management programs to increase our scope of supply on distribution grid, generation and other energy projects.
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
     Grow Our Communications Products Position. Over the last several years, there has been a convergence of electrical and data communications contractors. Our ability to provide both electrical and communications products and services lines as well as automation, electromechanical, non-electrical MRO, physical security and utility products has presented expanded cross selling opportunities across WESCO. Communications products have continued to be in demand due to networking upgrades, low voltage security investments, data center upgrades and increasing broadband utilization. We are investing in the expansion of our communications sales force and geographic footprint. In December 2010, we expanded our capabilities into broadband and telecommunication product lines with the acquisition of TVC Communications.
     Grow Lighting System Sales. Lighting applications are undergoing significant innovation driven by energy efficiency and sustainability trends. We expanded our sales team and marketing initiatives and will continue to add resources in this product category and in product and service offerings to provide overall energy solutions.
     Pursue Strategic Acquisitions. Since 1995, we have completed 36 acquisitions. In 2011, we acquired two businesses: RECO LLC (“RECO”) and Brews Supply, Ltd. ("Brews"). We believe that the highly fragmented nature of the electrical and industrial distribution industry will continue to provide acquisition opportunities. We expect that any future acquisitions will be financed with internally generated funds, additional debt and/or the issuance of equity securities.
     Drive Operational Excellence. LEAN continuous improvement is a set of company-wide strategic initiatives to increase efficiency and effectiveness across the entire business enterprise, including sales, operations and administrative processes. The basic principles behind LEAN are to systematically identify and implement improvements through simplification, elimination of waste and reduction in errors. We apply LEAN in our distribution environment, and develop and deploy numerous initiatives through the Kaizen approach targeting improvements in sales, margin, warehouse operations, transportation, purchasing, inventory, accounts receivable, accounts payable, and administrative processes. Our objective is to continue to implement LEAN initiatives across our business enterprise and to extend LEAN services to our customers and suppliers.
     Talent Management. Our strategy is to develop a distinct competitive advantage through talent management and employee development. We believe our ability to attract, develop and retain diverse human capital is imperative to ongoing business success. We improve workforce capability through various programs and processes that identify, recruit, develop and promote our talent base. Significant enhancements in these programs have been made over the last several years and we expect to continue to refine and enhance these programs in the future.
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

•	Power Distribution Equipment. Circuit breakers, transformers, switchboards, panel boards, metering products and busway products;

•	Lighting and Controls. Lamps, fixtures, ballasts and lighting control products; and

•	Control, Automation and Motors. Motor control devices, drives, surge and power protection, relays, timers, pushbuttons, operator interfaces, switches, sensors, and interconnects.
The following table sets forth sales information about our sales by product category:

Year Ended December 31,	2011	2010	2009
(percentages based on total sales)
General and Industrial Supplies	34%	35%	35%
Wire, Cable and Conduit	18%	18%	18%
Data and Broadband Communications	17%	15%	14%
Power Distribution Equipment	11%	12%	13%
Lighting and Controls	9%	10%	11%
Control, Automation and Motors	11%	10%	9%

We purchase products from a diverse group of more than 18,000 suppliers. In 2011, our ten largest suppliers accounted for approximately 28% of our purchases. Our largest supplier accounted for approximately 10% of our total purchases. No other supplier accounted for more than 5% of our total purchases.
Our supplier relationships are important to us, providing access to a wide range of products, technical training, and sales and marketing support. We have over 300 preferred supplier agreements and purchase over 60% of our products pursuant to these agreements. Consistent with industry practice, most of our agreements with suppliers, including both distribution agreements and preferred supplier agreements, are terminable by either party on 60 days notice or less.
Services
As part of our overall offering, we provide customers a comprehensive portfolio of value added services which includes more than 50 value add solutions, in 11 categories ranging from construction, e-business, energy, engineering services, green and sustainability, production support, safety and security, supply chain optimization, training, and working capital. These solutions are designed to address our customer’s business needs through:

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
Competitive Strengths
We compete directly with global, national, regional and local distributors of electrical and other industrial supplies. Competition is primarily focused on the local service area, and is generally based on product line breadth, product availability, service capabilities and price. We also compete with buying groups formed by smaller distributors to increase purchasing power and provide some cooperative marketing capability. While increased buying power may improve the competitive position of buying groups locally, we believe it is difficult to coordinate a diverse ownership group to provide consistent quality products and services across multiple geographic regions. Although certain Internet-based procurement service companies, auction businesses and trade exchanges remain in the marketplace, the impact on our business from these competitors has not been significant to date.
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
     Broad Product Offering and Value-added Services. We provide a wide range of products, services and procurement solutions, which draw on our product knowledge, supply and logistics expertise, system capabilities and supplier relationships to enable our customers to maximize productivity, minimize waste, improve efficiencies, reduce costs and enhance safety. Our broad product offering and stable source of supply enables us to consistently meet virtually all of a customer’s product, MRO and OEM requirements.
     Extensive Distribution Network. We operate approximately 400 geographically dispersed branch locations and eight distribution centers (four in the United States and four in Canada). Our distribution centers add value for our customers, suppliers, and branches through the combination of a broad and deep selection of inventory, online ordering, next-day shipment and central order handling and fulfillment. Our distribution center network reduces the lead-time and cost of supply chain activities through automated replenishment and warehouse management systems and economies of scale in purchasing, inventory management, administration and transportation. This extensive network, which would be difficult and expensive to duplicate, provides us with a distinct competitive advantage and allows us to:

•	Enhance localized customer service, technical support and sales coverage;

•	Tailor individual branch products and services to local customer needs; and

•	Offer multi-site distribution capabilities to large customers and global accounts.
     Low Cost Operator. Our competitive position has been enhanced by our consistent favorable operating cost position, which is based on use of LEAN, strategically-located distribution centers, and purchasing economies of scale. As a result of these factors, our operating cost as a percentage of sales is one of the lowest in our industry. Our selling, general and administrative expenses as a percentage of revenues for 2011 were 14.2%.
Geography
Our network of branches and distribution centers are located primarily in the United States, Canada, and Mexico with offices in 11 additional countries.
We attribute revenues from external customers to individual countries on the basis of the point of sale. The following table sets forth information about us by geographic area:

	Net Sales Year Ended December 31,						Long-Lived Assets December 31,
	2011		2010		2009		2011	2010	2009
(In thousands)
United States	$4,994,641	82%	$4,198,420	83%	$3,928,182	85%	$131,988	$117,768	$112,955
Canada	900,551	15%	682,415	13%	559,367	12%	24,609	12,446	12,343
Mexico	84,871	1%	51,413	1%	39,032	1%	573	641	624
Subtotal North American Operations	5,980,063		4,932,248		4,526,581		157,170	130,855	125,922
Other Foreign	145,655	2%	131,614	3%	97,373	2%	771	325	74
Total U.S. and Foreign	$6,125,718		$5,063,862		$4,623,954		$157,941	$131,180	$125,996

     United States. To serve our customers in the United States, we operate a network of approximately 325 branches supported by four distribution centers located in Pennsylvania, Nevada, Mississippi and Arkansas. Sales in the United States represented approximately 82% of our total sales in 2011. According to the Electrical Wholesaling Magazine, the U.S. electrical wholesale distribution industry had estimated sales of approximately $87 billion in 2011.
     Canada. To serve our Canadian customers, we operate a network of approximately 50 branches in nine provinces. Branch operations are supported by four distribution centers located in Edmonton, Montreal and Vancouver. Sales in Canada represented approximately 15% of our total sales in 2011. Total annual industry sales in Canada are approximately $6.4 billion through September 30, 2011 according to the Electro-Federation Canada - Electrical Council.
     Mexico. We have 10 branch locations in Mexico. Our headquarters in Tlalnepantla Estado de Mexico operates similar to a distribution center to enhance the service capabilities of the local branches. Sales in Mexico represented approximately 1% of our total sales in 2011.
     Other Foreign. We sell to global customers through domestic export sales offices located in Miami, Houston, Pittsburgh, Montreal, and Calgary within North America and sales offices in various international locations. Sales from other foreign locations represented approximately 2% of our total sales in 2011. Our branches in Aberdeen, Scotland and Manchester, England support sales efforts in Europe and the Middle East. We have a branch in Singapore to support our sales to Asia, a branch in Perth to serve customers in North, East, and West Australia, and a branch near Shanghai to serve customers in China along with operations in 6 additional countries. All of our international locations have been established to serve our growing list of customers with global operations.
Intellectual Property
We currently have trademarks, patents and service marks registered with the U.S. Patent and Trademark Office. The registered trademarks and service marks include: “WESCO ® ”, our corporate logo and the running man logo. In addition, trademarks, patents, and service mark applications have been filed in various foreign jurisdictions, including Canada, Mexico, the United Kingdom, Singapore, China, Hong Kong, Thailand and the European Community.
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
Seasonality
Our operating results are not significantly affected by seasonal factors. Sales during the first and fourth quarters are generally 1-3% below the sales of the second and third quarters, due to a reduced level of activity during the winter months of November through February. Sales typically increase beginning in March, with slight fluctuations per month through October. During periods of economic expansion or contraction our sales by quarter have varied significantly from this seasonal pattern.
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
Executive Officers
Our executive officers and their respective ages and positions as of February 22, 2012, are set forth below.

Name	Age	Position
John J. Engel	50	Chairman, President and Chief Executive Officer
Stephen A. Van Oss	57	Senior Vice President, Chief Operating Officer and interim Chief Financial Officer
Daniel A. Brailer	54	Vice President, Treasurer, Investor Relations and Corporate Affairs
Allan A. Duganier	56	Director of Internal Audit
Timothy A. Hibbard	55	Vice President and Corporate Controller
Diane E. Lazzaris	45	Vice President, Legal Affairs
Kimberly G. Windrow	54	Vice President, Human Resources

Set forth below is biographical information for our executive officers listed above.
     John J. Engel was appointed Chairman of the Board in May 2011 and has served as President and Chief Executive Officer since September 2009. Previously, Mr. Engel served as our Senior Vice President and Chief Operating Officer from 2004 to September 2009. From 2003 to 2004, Mr. Engel served as Senior Vice President and General Manager of Gateway, Inc. From 1999 to 2002, Mr. Engel served as an Executive Vice President and Senior Vice President of Perkin Elmer, Inc. From 1994 to 1999, Mr. Engel served as a Vice President and General Manager of Allied Signal, Inc. and held various engineering, manufacturing and general management positions at General Electric Company from 1985 to 1994. Mr. Engel is also a director of United States Steel Corporation, an integrated steel producer.
     Stephen A. Van Oss was appointed as the Company's Chief Financial Officer on February 3, 2012 on an interim basis and has served as Senior Vice President and Chief Operating Officer since September 2009. Previously, Mr. Van Oss served as our Senior Vice President and Chief Financial and Administrative Officer from 2004 to September 2009. From 2000 to 2004, he served as our Vice President and Chief Financial Officer. From 1997 to 2000, Mr. Van Oss served as our Director, Information Technology and, in 1997, as our Director, Acquisition Management. From 1995 to 1996, Mr. Van Oss served as Chief Operating Officer and Chief Financial Officer of Paper Back Recycling of America, Inc. Mr. Van Oss serves as a director of Cooper-Standard Holdings Inc. and as the chairman of its audit committee. He also serves as a trustee of Robert Morris University and is chairman of its finance committee and is a member of its government committee.
     Daniel A. Brailer has served as our Vice President, Treasurer, Investor Relations and Corporate Affairs since February 2011. From May 2006 to February 2011, he served as our Vice President, Treasurer and Investor Relations. From 1999 to May 2006, he served as our Treasurer and Director of Investor Relations. Prior to joining the Company, Mr. Brailer served in various positions at Mellon Financial Corporation, most recently as Senior Vice President.
     Allan A. Duganier has served as our Director of Internal Audit since January 2006. From 2001 to January 2006, Mr. Duganier served as our Corporate Operations Controller and, from 2000 to 2001, as our Industrial/Construction Group Controller.
     Timothy A. Hibbard was appointed as our Vice President and Corporate Controller on February 16, 2012. From July 2006 to February 2012, he served as our Corporate Controller. From 2002 to July 2006, he served as Corporate Controller at Kennametal Inc. From 2000 to February 2002, Mr. Hibbard served as Director of Finance of Kennametal’s Advanced Materials Solutions Group, and, from 1998 to 2000, he served as Controller of Greenfield Industries, Inc., a subsidiary of Kennametal Inc.
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

Our results of operations are affected by the level of business activity of our customers, which in turn is affected by global economic conditions and market factors impacting the industries and markets that they serve. Although economic conditions have been improving, certain global economies and markets continue to experience significant uncertainty and volatility. Adverse economic conditions or lack of liquidity in various markets, particularly in North America, may adversely affect our revenues and operating results. Economic and financial market conditions also affect the availability of financing for projects and for our customers' capital or other expenditures, which can result in project delays or cancellations and thus affect demand for our products. There can be no assurance that any governmental responses to economic conditions or disruptions in the financial markets ultimately will stabilize the markets or increase our customers' liquidity or the availability of credit to our customers. Should one or more of our larger customers declare bankruptcy, it could adversely affect the collectability of our accounts receivable, bad debt reserves and net income. In addition, our ability to access the capital markets may be restricted at a time when we would like, or need, to do so. The global economic and financial environment also may affect our business and financial condition in ways that we currently cannot predict, and there can be no assurance that global economic and market conditions will not adversely affect our results of operations, cash flow or financial position in the future.

Downgrades of the U.S. sovereign credit rating could affect the strength of the U.S. dollar and since a majority of our sales are denominated in U.S. dollars, fluctuations of the U.S. dollar relative to other currencies could negatively affect our business, financial results and liquidity.

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

     Most of our agreements with suppliers are terminable by either party on 60 days notice or less. Our ten largest suppliers in 2011 accounted for approximately 28% of our purchases for the period. Our largest supplier in 2011 was Eaton Corporation, through its Eaton Electrical division, accounting for approximately 10% of our purchases. The loss of, or a substantial decrease in the availability of, products from any of these suppliers, a supplier's change in sales strategy to rely less on distribution channels, or the loss of key preferred supplier agreements, could have a material adverse effect on our business. Supply interruptions could arise from shortages of raw materials, effects of economic or financial market conditions on a supplier's operations, labor disputes or weather conditions affecting products or shipments, transportation disruptions, or other reasons beyond our control. In addition, certain of our products, such as wire and conduit, are commodity-price-based products and may be subject to significant price fluctuations which are beyond our control. Furthermore, we cannot be certain that particular products or product lines will be available to us, or available in quantities sufficient to meet customer demand. Such limited product access could cause us to be at a competitive disadvantage. The profitability of our business is also dependent upon the efficiency of our supply chain. An inefficient or ineffective supply chain strategy or operations could increase operational costs, reduce profit margins and adversely affect our business.

Expansion into new business activities, industries, product lines or geographic areas could subject the company to increased costs and risks and may not achieve the intended results.

     Engaging in or significantly expanding business activities in product sourcing, sales and services could subject the company to unexpected costs and risks. Such activities could subject us to increased operating costs, product liability, regulatory requirements and reputational risks. Our expansion into new and existing markets, including manufacturing related or regulated businesses, may present competitive, distribution and regulatory challenges that differ from current ones. We may be less familiar with the target customers and may face different or additional risks, as well as increased or unexpected costs, compared to existing operations. Growth into new markets may also bring us into direct competition with companies with whom we have little or no past experience as competitors. To the extent we are reliant upon expansion into new geographic, industry and product markets for growth and do not meet the new challenges posed by such expansion, our future sales growth could be negatively impacted, our operating costs could increase, and our business operations and financial results could be negatively affected.

Certain events or conditions could lead to interruptions in our operations, which may materially adversely affect our business, financial condition or results of operations.

    We operate a number of facilities and we coordinate company activities, including information technology systems and administrative services and the like, through our headquarters operations. Our operations depend on our ability to maintain existing systems and implement new technology, which includes allocating sufficient resources to periodically upgrade our information technology systems, and to protect our equipment and the information stored in our databases against both manmade and natural disasters, as well as power losses, computer and telecommunications failures, technological breakdowns, unauthorized intrusions, and other events. Conversions to new information technology systems may result in cost overruns, delays or business interruptions. If our information technology systems are disrupted, become obsolete or do not adequately support our strategic, operational or compliance needs, it could result in competitive disadvantage and adversely affect our financial results and business operations, including our ability to process orders, receive and ship products, maintain inventories, collect accounts receivable and pay expenses.

Because we rely heavily on information technology both in serving our customers and in our enterprise infrastructure in order to achieve our objectives, we may be vulnerable to damage or intrusion from a variety of cyber-attacks including computer viruses, worms or other malicious software programs that access our systems. Despite the precautions we take to mitigate the risks of such events, an attack on our enterprise information technology system could result in theft or disclosure of our proprietary or confidential information or a breach of confidential customer or employee information. Such events could have an adverse impact on revenue, harm our reputation, and cause us to incur legal liability and costs, which could be significant, to address and remediate such events and related security concerns.

We also depend on accessible office facilities, distribution centers and information technology data centers for our operations to function properly. An interruption of operations at any of our distribution centers could have a material adverse effect on the operations of branches served by the affected distribution center. Such disaster related risks and effects are not predictable with certainty and, although they can be mitigated, they cannot be eliminated. We seek to mitigate our exposures to disaster events in a number of ways. For example, where feasible, we design the configuration of our facilities to reduce the consequences of disasters. We also maintain insurance for our facilities against casualties and we evaluate our risks and develop contingency plans for dealing with them. Although we have reviewed and analyzed a broad range of risks applicable to our business, the ones that actually affect us may not be those we have concluded most likely to occur. Furthermore, although our reviews have led to more systematic contingency planning, our plans are in varying stages of development and execution, such that they may not be adequate at the time of occurrence for the magnitude of any particular disaster event that befalls us.

We are subject to costs and risks associated with laws and regulations affecting our business.

     The complex legal and regulatory environment exposes us to compliance costs and risks, as well as litigation and other legal proceedings, that could materially affect our operations and financial results. These laws and regulations may change, sometimes significantly, as a result of political or economic events. They include tax laws and regulations, import and export laws and regulations, government contracting laws and regulations, labor and employment laws and regulations, product safety, occupational safety and health laws and regulations, securities and exchange laws and regulations (and other laws applicable to publicly-traded companies such as the Foreign Corrupt Practices Act), and environmental laws and regulations. In addition, proposed laws and regulations in these and other areas, such as healthcare, employment, or legal matters could affect the cost of our business operations. From time to time we are involved in legal proceedings which may relate to, for example, product liability, labor and employment (including wage and hour), tax, import and export compliance, worker health and safety, general commercial and securities matters. While we believe that the outcome of any pending matter is unlikely to have a material adverse effect on our financial condition or liquidity, additional legal proceedings may arise in the future and the outcome of any legal proceedings and other contingencies could require us to take actions which could adversely affect our operations or could require us to pay substantial amounts of money.

Because we conduct business in many countries, we are subject to income taxes as well as non-income based taxes in both the United States and various foreign jurisdictions. As a result, we are required to interpret the income tax laws and rulings in each jurisdiction in which we operate and are subject to ongoing tax audits in various jurisdictions. Due to ambiguity of tax laws in certain of these jurisdictions and the subjective nature of factual determinations, the respective taxing authorities may disagree with certain positions we have taken and assess additional taxes. While we regularly evaluate the likely outcomes of these audits in order to determine the appropriateness of our tax provision, there can be no assurance that we will accurately predict the outcomes of these audits, and the actual outcomes could adversely affect our results of operations.

Our outstanding indebtedness requires debt service commitments that could adversely affect our ability to fulfill our obligations and could limit our growth and impose restrictions on our business.

     As of December 31, 2011, we had $825.2 million of consolidated indebtedness (excludes debt discount), including $150.0 million in aggregate principal amount of 7.50% Senior Subordinated Notes due 2017 (the “2017 Notes”) and $345.0 million in aggregate principal amount of 6.0% Convertible Senior Debentures due 2029 (the “2029 Debentures”). Our consolidated indebtedness also includes our mortgage facility, our revolving credit facility (the "Revolving Credit Facility"), which has an aggregate borrowing capacity of $400.0 million, and accounts receivable securitization facility (the “Receivables Facility”), through which we sell up to $450 million of our accounts receivable to a third-party conduit. We and our subsidiaries may undertake additional borrowings in the future, subject to certain limitations contained in the instruments governing our indebtedness.

     Our debt service obligations have important consequences, including: our payments of principal and interest reduce the funds available to us for operations, future business opportunities and acquisitions and other purposes; they increase our vulnerability to adverse economic, financial market and industry conditions; our ability to obtain additional financing may be limited; they may hinder our ability to adjust rapidly to changing market conditions; we may be required to incur additional interest due to the contingent interest features of the 2029 Debentures, which are embedded derivatives; and our financial results are affected by increased interest costs. Our ability to make scheduled payments of principal and interest on our debt, refinance our indebtedness, make scheduled payments on our operating leases, fund planned capital expenditures or to finance acquisitions will depend on our future performance, which, to a certain extent, is subject to economic, financial, competitive and other factors beyond our control. There can be no assurance that our business will continue to generate sufficient cash flow from operations in the future to service our debt, make necessary capital expenditures or meet other cash needs. If unable to do so, we may be required to refinance all or a portion of our existing debt, to sell assets or to obtain additional financing. Our Receivables Facility is subject to renewal in August 2014, and our Revolving Credit Facility is subject to renewal in August 2016. There can be no assurance that available funding or any sale of additional receivables or additional financing will be possible at the times of renewal in amounts or terms favorable to us, if at all.

Over the next three years, we will be required to repay approximately $293.3 million of our currently outstanding indebtedness, of which $250.0 million is related to our Receivables Facility expiration, $37.6 million is related to our mortgage credit facility (including a balloon payment of approximately $36.0 million due in the first quarter of 2013), and $2.6 million is related to capital leases and notes payable associated with acquisitions.

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

     Our credit facilities also require us to maintain specific earnings to fixed expenses and to meet minimum net worth requirements in certain circumstances. Our credit facilities and the indenture governing the 2017 Notes contain, and any of our future debt agreements may contain, certain covenant restrictions that limit our ability to operate our business, including restrictions on our ability to: incur additional debt or issue guarantees; create liens; make certain investments; enter into transactions with our affiliates; sell certain assets; make capital expenditures; redeem capital stock or make other restricted payments; declare or pay dividends or make other distributions to stockholders; and merge or consolidate with any person. Our credit facilities contain additional affirmative and negative covenants, and our ability to comply with these covenants is dependent on our future performance, which will be subject to many factors, some of which are beyond our control, including prevailing economic conditions.

As a result of these covenants, our ability to respond to changes in business and economic conditions and to obtain additional financing, if needed, may be significantly restricted, and we may be prevented from engaging in transactions that might otherwise be beneficial to us. In addition, our failure to comply with these covenants could result in a default under the 2029 Debentures, the 2017 Notes and our other debt, which could permit the holders to accelerate such debt. If any of our debt is accelerated, we may not have sufficient funds available to repay such debt.

Goodwill and indefinite life intangible assets recorded as a result of our acquisitions could become impaired.

     As of December 31, 2011, our combined goodwill and indefinite life intangible assets amounted to $1,055.0 million. To the extent we do not generate sufficient cash flows to recover the net amount of any investments in goodwill and other indefinite life intangible assets recorded, the investment could be considered impaired and subject to write-off. We expect to record further goodwill and other indefinite life intangible assets as a result of future acquisitions we may complete. Future amortization of such assets or impairments, if any, of goodwill or indefinite life intangible assets would adversely affect our results of operations in any given period.

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

Future sales of our common stock in the public market or issuance of securities senior to our common stock could adversely affect the trading price of our common stock and the value of the 2029 Debentures.

     Future sales of substantial amounts of our common stock or equity-related securities in the public market, or the perception that such sales could occur, could adversely affect prevailing trading prices of our common stock and the value of the 2029 Debentures and could impair our ability to raise capital through future offerings of equity or equity-related securities. No prediction can be made as to the effect, if any, that future sales of shares of common stock or the availability of shares of common stock for future sale will have on the trading price of our common stock or the value of the 2029 Debentures.

There may be future dilution of our common stock.

     To the extent options to purchase common stock under our stock option plans are exercised, holders of our common stock will incur dilution. Additionally, our 2029 Debentures include contingent conversion price provisions and options for settlement in shares. Based on our current stock price, the 2029 Debentures may be converted into common stock which would increase dilution to our stockholders.

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
We have approximately 400 branches, of which approximately 325 are located in the United States, approximately 50 are located in Canada and the remainder are located in Mexico, the United Kingdom, Singapore, China, and Australia. Approximately 20% of our branches are owned facilities, and the remainder are leased.
The following table summarizes our distribution centers:

	Square Feet	Leased/Owned
Location
Warrendale, PA	194,000	Owned
Sparks, NV	131,000	Leased
Byhalia, MS	148,000	Owned
Little Rock, AR	100,000	Leased
Dorval, QE	90,000	Leased
Burnaby, BC	65,000	Owned
Edmonton, AB	101,000	Leased
Mississauga, ON	246,000	Leased
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

As initially reported in our 2008 Annual Report on Form 10-K, we are a co-defendant in a lawsuit filed in a state court in Indiana in which a customer alleges that we sold defective products manufactured or remanufactured by others and is seeking monetary damages in the amount of approximately $50 million. We have denied any liability, continue to believe that we have meritorious defenses and intend to vigorously defend ourselves against these allegations. Accordingly, no liability was recorded for this matter as of December 31, 2011. Furthermore, due to the uncertainty of this litigation, we are not currently able to reasonably estimate the possible loss or range of loss from this legal proceeding.
Information relating to legal proceedings is included in Note 14, Commitments and Contingencies of the Notes to Consolidated Financial Statements and is incorporated herein by reference.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
     Market, Stockholder and Dividend Information. Our common stock is listed on the New York Stock Exchange under the symbol “WCC.” As of February 20, 2012, there were 43,461,030 shares of common stock outstanding held by approximately 30 holders of record. We have not paid dividends on the common stock and do not presently plan to pay dividends in the foreseeable future. It is currently expected that earnings will be reinvested to support business growth, debt reduction or acquisitions. In addition, our Revolving Credit Facility and the indenture governing the 2017 Notes restrict our ability to pay dividends. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” The following table sets forth the high and low sales prices per share of our common stock, as reported on the New York Stock Exchange, for the periods indicated.

	Sales Prices
Quarter	High	Low
2010
First	$35.77	$26.91
Second	42.62	32.90
Third	40.41	31.50
Fourth	53.78	38.76
2011
First	$63.09	$52.14
Second	64.90	50.29
Third	57.34	33.51
Fourth	54.33	31.08

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

Year Ended December 31,	2011	2010	2009	2008	2007
(Dollars in millions, except per share data)
Income Statement Data:
Net sales	$6,125.7	$5,063.9	$4,624.0	$6,110.8	$6,003.5
Cost of goods sold	4,889.2	4,065.4	3,724.1	4,904.2	4,781.4
Selling, general and administrative expenses	872.0	763.7	693.9	834.3	791.1
Depreciation and amortization	31.6	23.9	26.0	26.7	36.8
Income from operations	332.9	210.9	180.0	345.6	394.2
Interest expense, net	53.6	57.6	53.8	64.2	76.5
Gain on debt exchange(1)	—	—	(6.0)	—	—
Other (income) expense(2)	—	(4.3)	(5.0)	(9.4)	—
Income before income taxes	279.3	157.6	137.2	290.8	317.7
Provision for income taxes(3)	83.1	42.2	32.1	86.7	85.2
Net income	$196.2	$115.4	$105.1	$204.1	$232.5
Less: Net loss attributable to noncontrolling interest(5)	(0.1)	—	—	—	—
Net income attributable to WESCO International, Inc.	196.3	115.4	105.1	204.1	232.5
Earnings per common share attributable to WESCO International, Inc.
Basic	$4.54	$2.72	$2.49	$4.82	$5.09
Diluted	$3.96	$2.50	$2.46	$4.71	$4.82
Weighted average common shares outstanding
Basic	43.2	42.5	42.3	42.4	45.7
Diluted	49.6	46.1	42.7	43.3	48.3
Other Financial Data:
Capital expenditures	$33.3	$15.1	$13.0	$35.3	$16.1
Net cash provided by operating activities	167.5	127.3	291.7	279.9	262.3
Net cash (used) provided by investing activities	(81.3)	(220.5)	(10.7)	16.4	(48.0)
Net cash (used) provided by financing activities	(70.9)	30.6	(264.9)	(265.0)	(212.6)
Balance Sheet Data:
Total assets	$3,078.5	$2,826.8	$2,494.2	$2,719.9	$2,858.3
Total debt (including current portion and short-term debt)(3)	649.3	729.9	691.8	1,100.3	1,261.3
Stockholders’ equity(4)	1,345.9	1,148.6	996.3	755.1	640.1

(1)	Represents the gain related to the 2009 convertible debt exchange. See Note 7 of the Notes to Consolidated Financial Statements.

(2)	In 2010, 2009 and 2008, represents income from the LADD joint venture. See Note 9 of the notes to consolidated financial statements.

(3)
Includes the discount related to the 2029 Debentures, our 2.625% Convertible Senior Debentures due 2025 (the "2025 Debentures") and our 1.75% Convertible Senior Debentures due 2026 (the "2026 Debentures") and, together with the 2029 Debentures and 2025 Debentures, the "Debentures"). See Note 7 of the Notes to Consolidated Financial Statements.

(4)	Stockholders’ equity includes amounts related to the Debentures. See Note 7 of the Notes to Consolidated Financial Statements.

(5)	Represents the net loss attributable to a portion of a consolidated entity not owned by the Company. See Note 5 of the Notes to Consolidated Financial Statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto included in Item 8 of this Annual Report on Form 10-K.
Company Overview
In 2011, we strengthened our organization and talent base, made improvements to our capital structure, expanded our international presence, improved productivity, and completed two accretive acquisitions. Our financial results reflect improving conditions in our served markets, higher product prices and product costs, favorable foreign currency exchange rates positively impacting net sales by 0.8%, and acquisitions positively impacting net sales by 6.8%. Sales increased $1,061.9 million, or 21.0%, over the prior year. Cost of goods sold as a percentage of net sales was 79.8% and 80.3% in 2011 and 2010, respectively. Operating income increased to $332.9 million, or 57.9%, primarily from organic growth and margin expansion. As a result, net income increased 69.9% over the prior year to $196.2 million. Diluted earnings per share attributable to WESCO International, Inc. were $3.96 in 2011, compared with $2.50 in 2010.
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
Cash Flow
We generated $167.5 million in operating cash flow during 2011. Included in this amount was increased operating results offset by investments in working capital to fund our growth. Investing activities included payments of $48.1 million for the acquisitions of RECO and Brews and $33.3 million for capital expenditures. Refer to Note 5 of our Notes to the Consolidated Financial Statements for additional information regarding the RECO and Brews acquisitions. Financing activities during 2011 consisted of borrowings and repayments of $435.7 million and $398.9 million, respectively, related to our Revolving Credit Facility, and borrowings and repayments of $210.0 million and $330.0 million, respectively, related to our Receivables Facility. There was also an increase in bank overdrafts of $19.9 million.
Financing Availability
As of December 31, 2011, we had $499.3 million in total available borrowing capacity. The available borrowing capacity under our Revolving Credit Facility, which has a maturity date in August 2016 was $299.3 million, of which $188.6 million was the U.S. sub-facility borrowing limit and $110.7 million was the Canadian sub-facility borrowing limit. The available borrowing capacity under the Receivables Facility, which has a maturity date in August 2014 was $200.0 million. In addition, in August 2009, we completed an exchange offer pursuant to which we issued $345.0 million in aggregate principal amount of 2029 Debentures in exchange for approximately $299.7 million and $57.7 million in aggregate principal amounts of our 2026 Debentures and 2025 Debentures, respectively. On December 23, 2010, we completed the conversion and redemption of all our outstanding 2025 Debentures. Our 2029 Debentures cannot be redeemed or repurchased until September 2016. For further discussion related to the Debentures, refer to Note 7 of our Notes to the Consolidated Financial Statements. We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions. For further discussions refer to “Liquidity and Capital Resources.”
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
     Revenue Recognition
Revenues are recognized for product sales when title, ownership and risk of loss pass to the customer, or for services when the service is rendered. In the case of stock sales and special orders, a sale occurs at the time of shipment from our distribution point, as the terms of our sales are predominantly FOB shipping point. In cases where we process customer orders but ship directly from our suppliers, revenue is recognized once product is shipped and title has passed. In all cases, revenue is recognized once the sales price to our customer is fixed or is determinable and we have reasonable assurance as to the collectability.
In certain customer arrangements, we provide services such as inventory management. We may perform some or all of the following services for customers: determine inventory stocking levels; establish inventory reorder points; launch purchase orders; receive material; put away material; and pick material for order fulfillment. We recognize revenue for services rendered during the period based upon a previously negotiated fee arrangement. We also sell inventory to these customers and recognize revenue at the time title and risk of loss transfers to the customer.
     Selling, General and Administrative Expenses
We include warehousing, purchasing, branch operations, information services, and marketing and selling expenses in this category, as well as other types of general and administrative costs.
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
     Excess and Obsolete Inventory
We write down our inventory to its net realizable value based on internal factors derived from historical analysis of actual losses. Looking back, we identify items at risk of becoming obsolete, defined as being in excess of 36 months supply relative to demand or movement. We then analyze in a detailed manner the ultimate disposition of the previously identified excess inventory items, such as sold, returned to supplier, or scrapped. This item by item analysis allows us to develop an estimate which represents the historical likelihood that an item identified as being in excess supply ultimately becomes obsolete. On a current basis, we apply the estimate to inventory items currently in excess of 36 months supply, and reduce our inventory carrying value by the derived amount. We revisit and test our assumptions on a periodic basis. Historically, we have not had material changes to our assumptions and do not anticipate any material changes in the future.
     Supplier Volume Rebates
We receive rebates from certain suppliers based on contractual arrangements with them. Since there is a lag between actual purchases and the rebates received from the suppliers, we must estimate and accrue the approximate amount of rebates available at a specific date. We record the amounts as other accounts receivable on the balance sheet. The corresponding rebate income is recorded as a reduction of cost of goods sold. The appropriate level of such income is derived from the level of actual purchases made by us from suppliers. Supplier volume rebate rates have historically ranged between approximately 0.8% and 1.2% of sales depending on market conditions. In 2011, the rebate rate was1.2%.
     Goodwill and Indefinite Life Intangible Assets
We test goodwill and indefinite life intangible assets for impairment annually during the fourth quarter using information available at the end of September, or more frequently when events or circumstances occur indicating that their carrying value may not be recoverable. We test for goodwill impairment on a reporting unit level. The evaluation of impairment involves comparing the current fair value of goodwill and indefinite life intangible assets to the recorded value. We estimate the fair value of goodwill using a combination of discounted cash flow analyses and market multiples. Assumptions used for these fair value techniques are based on a combination of historical results, current forecasts, market data and recent economic events. We evaluate the recoverability of indefinite life intangible assets using a discounted cash flow analysis based on projected financial information. The determination of fair value involves significant management judgment and we apply our best judgment when assessing the reasonableness of financial projections. Two primary assumptions were a discount rate of 11.95% and a terminal growth rate of 4.6%.
A possible indicator of goodwill impairment is the relationship of a company’s market capitalization to its book value. As of

December 31, 2011, our market capitalization exceeded our book value and there were no reporting units sensitive to impairment.
The reported value of trademarks totaled $46.9 million and $45.7 million at December 31, 2011 and 2010, respectively. Two trademarks totaling $18.1 million are most sensitive to a decline in financial performance. We are taking actions to improve our financial performance related to these businesses; however, we cannot predict whether or not there will be certain events that could adversely affect their reported value.
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
     Stock-Based Compensation
Our stock-based employee compensation plans are comprised of stock options, stock-settled stock appreciation rights and restricted stock units. Compensation cost for all stock-based awards is measured at fair value on the date of grant, and compensation cost is recognized, net of estimated forfeitures, over the service period for awards expected to vest. The fair value of stock options and stock-settled appreciation rights is determined using the Black-Scholes valuation model. Expected volatilities are based on historical volatility of our common stock. We estimate the expected life of stock options and stock-settled stock appreciation rights using historical data pertaining to option exercises and employee terminations. The risk-free rate is based on the U.S. Treasury yields in effect at the time of grant. The forfeiture assumption is based on our historical employee behavior, which we review on an annual basis. Restricted stock units with vesting dependent upon service conditions are valued based on the market price on the grant date. No dividends are assumed for stock-based awards.
Results of Operations
The following table sets forth the percentage relationship to net sales of certain items in our consolidated statements of income for the periods presented.

Year Ended December 31,	2011	2010	2009
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	79.8	80.3	80.5
Selling, general and administrative expenses	14.2	15.1	15.0
Depreciation and amortization	0.5	0.5	0.6
Income from operations	5.5	4.1	3.9
Interest expense	0.9	1.1	1.1
Gain on debt exchange	—	—	(0.1)
Other income	—	(0.1)	(0.1)
Income before income taxes	4.6	3.1	3.0
Provision for income taxes	1.4	0.8	0.7
Net income attributable to WESCO International, Inc.	3.2%	2.3%	2.3%
2011 Compared to 2010
     Net Sales. Sales in 2011 increased 21.0% to $6,125.7 million, compared with $5,063.9 million in 2010. Sales were positively impacted by our growth initiatives, improved conditions in our markets served, favorable foreign currency exchange rates positively impacting net sales by 0.8%, and acquisitions positively impacting net sales by 6.8%. Additionally, management estimates the price impact on net sales was approximately 3.0%.
     Cost of Goods Sold. Cost of goods sold increased 20.3% in 2011 to $4,889.2 million, compared with $4,065.4 million in 2010. Cost of goods sold as a percentage of net sales was 79.8% in 2011 versus 80.3% in 2010. The decrease in the cost of goods sold percentage was primarily due to the margin impact from recent acquisitions and higher supplier volume rebate rates driven by the increase in sales.
     Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses include costs associated with personnel, shipping and handling, travel, advertising, facilities, utilities and bad debts. SG&A expenses increased by $108.4 million, or 14.2%, to $872.0 million in 2011. The increase in SG&A expenses is primarily due to compensation expenses related to the growth in sales and the impact from recent acquisitions of $44.6 million. As a percentage of net sales, SG&A expenses decreased to 14.2% of sales, compared with 15.1% in 2010. SG&A expenses increased at a lower rate than sales due to the continued effectiveness of our cost control initiatives and the fixed cost nature of certain SG&A expense components.
SG&A payroll expenses for 2011 of $608.9 million increased by $81.4 million compared to 2010. The increase in SG&A payroll expense was primarily due to an increase in salary expense of $43.9 million and an increase in commissions and incentives of $23.7 million. These increases are primarily due to an increase in headcount, which is the result of both recent acquisitions and organic growth initiatives.
The remaining SG&A expenses for 2011 of $263.1 million increased by $27.0 million compared to 2010 due to an increase in variable operating expenses associated with the growth in sales.
     Depreciation and Amortization. Depreciation and amortization increased $7.7 million to $31.6 million in 2011, compared with $23.9 million in 2010. The increase in depreciation and amortization was primarily due to an increase in capital expenditures from $15.1 million in 2010 to $33.3 million in 2011.
     Income from Operations. Income from operations increased by $122.1 million, or 57.9%, to $332.9 million in 2011, compared to $210.9 million in 2010.
     Interest Expense. Interest expense totaled $53.6 million in 2011, compared with $57.6 million in 2010, a decrease of 6.9%. In 2010, interest expense was negatively impacted by $4.2 million resulting from the resolution of an outstanding tax matter.
     Other Income. No other income was reported in 2011. In 2010, other income was comprised of equity income from the LADD joint venture totaling $4.3 million.
     Income Taxes. Our effective income tax rate increased to 29.8% in 2011, compared with 26.7% in 2010, primarily as a result of the increase in taxable income in the United States.
     Net Income. Net income increased by $80.8 million, or 69.9%, to $196.2 million in 2011, compared to $115.4 million in 2010.
Net Loss attributable to noncontrolling interest. Net loss attributable to noncontrolling interest totaled less than $0.1 million in 2011.

     Net Income attributable to WESCO International, Inc. Net income and diluted earnings per share attributable to WESCO International, Inc. on a consolidated basis totaled $196.3 million and $3.96 per share, respectively, in 2011, compared with $115.4 million and $2.50 per share, respectively, in 2010.
2010 Compared to 2009
  Net Sales. Sales in 2010 increased 9.5% to $5,063.9 million, compared with $4,624.0 million in 2009. Sales were positively impacted by our growth initiatives, improved conditions in our markets served, higher product prices due primarily to rising supplier product and commodity prices, favorable foreign currency exchange rates positively impacting net sales by 1.3% and acquisitions positively impacting net sales by 0.4%. Additionally, management estimates the price impact on net sales was approximately 2.7%.
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
      Interest Expense. Interest expense totaled $57.6 million in 2010, compared with $53.8 million in 2009, an increase of 7.1%. Interest expense was impacted by an increase in interest rates and interest expense of $4.2 million resulting from the resolution of an outstanding tax matter. Interest rates increased upon amending both the Receivables Facility and the Revolving Credit Facility in April 2009 and February 2010, respectively. The Receivables Facility was amended again in September 2010 to, among other things, reduce the program fee and commitment fee. It is expected that these changes will have a favorable impact on interest expense in the future. Amortization of the debt discount resulted in non-cash interest expense of $4.3 million in 2010 and $11.8 million in 2009.
      Other Income . Other income, comprised of equity income from the LADD joint venture, totaled $4.3 million in 2010 versus $5.0 million in 2009. The decrease in other income is due to the sale of our 40% interest in the LADD joint venture, on June 7, 2010, to Deutsch Engineered Connecting Devices, Inc. (“Deutsch”), previously the 60% owner of the LADD joint venture. We accounted for our investment in the LADD joint venture on an equity basis, and earnings were reported as other income in the consolidated statement of income. We received equity income through May 31, 2010 and distributions through April 20, 2010, the date Deutsch notified WESCO of its exercise of its option to purchase the remaining 40% of the LADD joint venture. As a result of this transaction, in the future there will be no other income reported for the LADD joint venture.
      Income Taxes. Our effective income tax rate increased to 26.7% in 2010, compared with 23.4% in 2009, primarily as a result of the increase in taxable income in the United States partially offset by the resolution of tax positions related to transfer pricing between Canada and the United States.
      Net Income. Net income and diluted earnings per share on a consolidated basis totaled $115.4 million and $2.50 per share, respectively, in 2010, compared with $105.1 million and $2.46 per share, respectively, in 2009.

Liquidity and Capital Resources
Total assets were $3.1 billion at December 31, 2011, compared to $2.8 billion at December 31, 2010. The $251.7 million increase in total assets was principally attributable to the increase in accounts receivable and inventory of $146.7 million and $38.1 million, respectively. These increases were due to an increase in sales activity. Also contributing to the increase in total assets was an increase in goodwill of $22.4 million due to recent acquisitions. Total liabilities at December 31, 2011 compared to December 31, 2010 increased by $54.4 million to $1,732.5 million. Contributing to the increase in total liabilities was an increase in accounts payable of $105.3 million due to increased purchasing activity in support of the sales increase and an increase in bank overdrafts of $19.9 million. Bank overdrafts represent outstanding checks drawn on zero balance accounts that have not yet been presented to the banks for funding. These increases were partially offset by a decrease in current and long-term debt of $80.5 million. Stockholders’ equity increased by 17.2% to $1,346.0 million at December 31, 2011, compared with $1,148.6 million at December 31, 2010, primarily as a result of net earnings of $196.2 million and stock-based compensation expense of $15.4 million. The increase in stockholders' equity was partially offset by a foreign currency translations adjustment of $12.6 million.
The following table sets forth our outstanding indebtedness:

As of December 31,	2011	2010
(In thousands)
Mortgage financing facility	$37,564	$39,239
Accounts receivable securitization facility	250,000	370,000
Revolving credit facility	36,792	—
7.50% Senior Subordinated Notes due 2017	150,000	150,000
1.75% Convertible Senior Debentures due 2026, less debt discount of $0 and $7 in 2011 and 2010, respectively	56	214
6.0% Convertible Senior Debentures due 2029, less debt discount of $175,908 and $178,420 in 2011 and 2010, respectively	169,054	166,580
Acquisition related notes	85	204
Capital leases	2,521	3,167
Other	3,261	477
Total debt	649,333	729,881
Less current portion	(6,411)	(3,988)
Total long-term debt	$642,922	$725,893

The required annual principal repayments for all indebtedness for the next five years and thereafter, as of December 31, 2011 is set forth in the following table:

(In thousands)
2012	$6,411
2013	36,594
2014	250,328
2015	133
2016	36,813
Thereafter	494,962
Total payments on debt	825,241
Debt discount on convertible debentures	(175,908)
Total long-term debt	$649,333

Our liquidity needs generally arise from fluctuations in our working capital requirements, capital expenditures, share repurchases, acquisitions and debt service obligations. As of December 31, 2011, we had $299.3 million in available borrowing capacity under our Revolving Credit Facility, which combined with our $200.0 million of available borrowing capacity under our Receivables Facility and our invested cash of $11.5 million provided liquidity of $510.8 million. Invested cash included in our determination of liquidity represents cash deposited in interest bearing accounts. We believe cash provided by operations and financing activities will be adequate to cover our current operational and business needs.
We communicate on a regular basis with our lenders regarding our financial and working capital performance and liquidity position. We are in compliance with all covenants and restrictions contained in our debt agreements as of December 31, 2011.
At December 31, 2011, we had cash and cash equivalents totaling $63.9 million, of which $34.8 million was held by foreign subsidiaries. The cash held by some of our foreign subsidiaries could be subject to additional U.S. income taxes if repatriated. We believe that we are able to maintain a sufficient level of liquidity for our domestic operations and commitments without repatriation of the cash held by these foreign subsidiaries.
Over the next several quarters, we expect to maintain working capital productivity, and it is expected that excess cash will be directed primarily at debt reduction and acquisitions. Our near term focus will be managing our working capital as we experience sales growth and maintaining ample liquidity and credit availability. We anticipate capital expenditures in 2012 to be at levels similar to 2011. We believe our balance sheet and ability to generate ample cash flow provides us with a durable business model and should allow us to fund expansion needs and growth initiatives.
We finance our operating and investing needs as follows:
Mortgage Financing Facility
In 2003, we finalized a mortgage financing facility of $51 million, of which $37.6 million was outstanding as of December 31, 2011. Total borrowings under the mortgage financing facility are subject to a 22-year amortization schedule, with a balloon payment due at the end of the 10-year term. The interest rate on borrowings under this facility is fixed at 6.5%.
Accounts Receivable Securitization Facility
During 2011, we entered into an amendment of our existing Receivables Facility, pursuant to the terms and conditions of the Fourth Amendment to Third Amended and Restated Receivables Purchase Agreement, dated as of April 13, 2009 (the “Amendment”), by and among WESCO Receivables Corp., WESCO Distribution, the Purchasers and Purchaser Agents party thereto and PNC Bank, National Association, as Administrator. The Amendment added an accordion feature, allowing us to request increases to the purchase commitments of up to $100 million in the aggregate. The Amendment also lowered the interest rate spread from 1.75% to 1.10%, the commitment fee from 0.75% to 0.55%, and extended the term of the Receivables Facility to August 2014. As of December 31, 2011, the purchase commitment was $450 million.
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
As of December 31, 2011 and 2010, accounts receivable eligible for securitization totaled approximately $613.9 million and $537.0 million, respectively. The consolidated balance sheets as of December 31, 2011 and 2010 include $250.0 million and $370.0 million, respectively, of account receivable balances legally sold to third parties, as well as borrowings for equal amounts. At December 31, 2011, the interest rate on borrowings under this facility was approximately 1.64%.
Revolving Credit Facility
During 2011, we entered into a new Revolving Credit Facility, which has an aggregate borrowing capacity of $400 million and includes a letter of credit sub-facility of up to $80 million. The Revolving Credit Facility consists of two separate sub-facilities: (i) a U.S. sub-facility with a borrowing limit at any given time of up to $400 million less the amount of outstanding borrowings under the Canadian sub-facility and (ii) a Canadian sub-facility with a borrowing limit of up to $175 million. The facility also contains an accordion feature, allowing us to request increases to the borrowing commitments under the facility of up to $100 million in the aggregate. The facility matures in August 2016 and is collateralized by the inventory and certain other assets of WESCO Distribution and certain of its domestic subsidiaries and the inventory, accounts receivable, and certain other assets of WESCO Distribution Canada, L.P. WESCO Distribution’s obligations under the Revolving Credit Facility have been guaranteed by WESCO International and by certain of WESCO International’s subsidiaries.
Availability under the facility is limited to the amount of eligible U.S. and Canadian inventory and Canadian receivables applied against certain advance rates. Depending upon the amount of excess availability under the facility, interest will be calculated at LIBOR plus a margin that ranges between 1.50% and 2.00% or at the Alternative Rate (prime rate) plus a margin that ranges between 0.50% and 1.00%. The interest rate margin is reduced by 0.25% if our leverage ratio, as calculated under the Revolving Credit Facility, falls below a ratio of 2.5 to 1.0. At December 31, 2011, the interest rate on borrowings under this facility was approximately 3.0%.
As long as pro forma combined availability for the preceding 60-day period, up to and including the transaction date, under the facility and our accounts receivable securitization facility is greater than $125 million, we are permitted, subject to certain specified conditions, to make acquisitions and repurchase WESCO International's outstanding capital stock and WESCO outstanding indebtedness.
During 2011, we borrowed $435.7 million in the aggregate under the Revolving Credit Facility and made repayments in the aggregate amount of $398.9 million. During 2010, aggregate borrowings and repayments were $636.0 million and $832.5 million, respectively. At December 31, 2011, we had a balance outstanding of $36.8 million under the facility. We had $299.3 million available under the facility at December 31, 2011, after giving effect to outstanding letters of credit, as compared to approximately $276.7 million at December 31, 2010.

7.50% Senior Subordinated Notes due 2017
At December 31, 2011, $150 million in aggregate principal amount of the 2017 Notes was outstanding. The 2017 Notes were issued by WESCO Distribution under an indenture dated as of September 27, 2005 with The Bank of New York, as successor to J.P. Morgan Trust Company, National Association, as trustee, and are unconditionally guaranteed on an unsecured basis by WESCO International. The 2017 Notes accrue interest at the rate of 7.50% per annum and are payable in cash semi-annually in arrears on each April 15 and October 15.
Between October 15, 2011 and October 14, 2012, WESCO Distribution may redeem all or a part of the 2017 Notes at a redemption price equal to 102.50% of the principal amount. Between October 15, 2012 and October 14, 2013, WESCO Distribution may redeem all or a part of the 2017 Notes at a redemption price equal to 101.25% of the principal amount. On and after October 15, 2013, WESCO Distribution may redeem all or a part of the 2017 Notes at a redemption price equal to 100% of the principal amount.
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
We utilized an interest rate of 13.875% to reflect the non-convertible debt borrowing rate of our offering upon issuance, which was determined based on discussions with our financial institutions and a review of relevant market data, and resulted in a $181.2 million discount to the 2029 Debenture balance and a net increase in additional capital of $106.5 million. In addition, the financing costs related to the issuance of the 2029 Debentures were allocated between the debt and equity components. We are amortizing the debt discount and financing costs over the life of the instrument. Non-cash interest expense of $2.5 million and $2.1 million was recorded for the years ended December 31, 2011 and 2010, respectively. The debt discount amortization will approximate $2.8 million in 2012, $3.1 million in 2013, $3.6 million in 2014, $4.1 million in 2015, and $4.6 million in 2016.
While the 2029 Debentures accrue interest at an effective interest rate of 13.875% (as described above), the coupon interest rate of 6.0% per annum is payable in cash semi-annually in arrears on each March 15 and September 15, commencing March 15, 2010. Beginning with the six-month period commencing September 15, 2016, we will also pay contingent interest in cash during any six-month period in which the trading price of the 2029 Debentures for each of the five trading days ending on the second trading day immediately preceding the first day of the applicable six-month interest period equals or exceeds 120% of the principal amount of the 2029 Debentures. During any interest period when contingent interest shall be payable, the contingent interest payable per $1,000 principal amount of 2029 Debentures will equal 0.25% of the average trading price of $1,000 principal amount of the 2029 Debentures during the five trading days immediately preceding the first day of the applicable six-month interest period. In accordance with guidance related to derivatives and hedging, the contingent interest feature of the 2029 Debentures is an embedded derivative that is not considered clearly and closely related to the host contract. The contingent interest component had no significant value at issuance or December 31, 2011.
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
The following table sets forth the components of our outstanding convertible debenture indebtedness:

	December 31, 2011			December 31, 2010
	Principal Balance	Discount	Net Carrying Amount	Principal Balance	Discount	Net Carrying Amount
(In thousands)
Convertible Debentures:
2026	$56	$—	$56	$221	$(7)	$214
2029	344,962	(175,908)	169,054	345,000	(178,420)	166,580
	$345,018	$(175,908)	$169,110	$345,221	$(178,427)	$166,794

Covenant Compliance
We were in compliance with all relevant covenants contained in our debt agreements as of December 31, 2011.
Cash Flow
An analysis of cash flows for 2011 and 2010 follows:
     Operating Activities. Cash provided by operating activities for 2011 totaled $167.5 million, compared with $127.3 million of cash generated in 2010. Cash provided by operating activities included net income of $196.2 million and adjustments to net income totaling $65.1 million. Others sources of cash in 2011 were generated from an increase in accounts payable of $101.7 million due to the increase in sales activity, an increase in accrued payroll and benefit costs of $10.0 million due to the increase in commissions, incentives and benefit costs and a decrease in prepaid expenses and other current assets of $11.3 million. Primary uses of cash in 2011 included: $143.5 million for the increase in trade and other receivables, resulting from the increase in sales; $33.8 million for the increase in inventory; and $39.5 million for the decrease in other current and noncurrent liabilities. In 2010, primary sources of cash were net income of $115.5 million and adjustments to net income totaling $70.5 million. Other sources of cash in 2010 were generated from an increase in accounts payable of $53.9 million, an increase in accrued payroll and benefit costs of $34.4 million due to the increase in commissions, incentives, and benefit costs and a decrease in prepaid expenses and other current assets of $12.6 million. Primary uses of cash in 2010 included: $118.5 million for the increase in trade and other receivables, resulting from the increase in sales; $33.9 million for the increase in inventory; and $7.2 million for the decrease in other current and noncurrent liabilities.
     Investing Activities. Net cash used by investing activities in 2011 was $81.3 million, compared with $220.5 million of net cash used in 2010. Included in 2011 were payments of $48.1 million for the acquisition of the businesses of RECO and Brews Supply. During 2010, payments of $265.4 million were made for the acquisition of the businesses of TVC Communications and Potelcom. Investing activities for 2010 also included proceeds from the sale of our 40% interest in the LADD joint venture. Proceeds included $40.0 million for our 40% interest, plus $15.0 million for the collection of a promissory note. Capital expenditures were $33.3 million and $15.1 million in 2011 and 2010, respectively.
     Financing Activities. Net cash used by financing activities in 2011 was $70.9 million, compared with $30.6 million of net cash provided in 2010. During 2011, borrowings and repayments of long-term debt of $435.7 million and $398.9 million, respectively, were made to our Revolving Credit Facility. Borrowings and repayments of $210.0 million and $330.0 million respectively, were applied to our Receivables Facility, and there were repayments of $1.7 million to our mortgage financing facility. During 2010, borrowings and repayments of long-term debt of $636.0 million and $832.5 million, respectively, were made to our Revolving Credit Facility. Borrowings and repayments of $818.0 million and $493.0 million, respectively, were applied to our Receivables Facility, and there were repayments of $1.6 million to our mortgage financing facility. Financing activities in 2010 also included payments of $92.3 million related to the redemption of our 2025 Debentures.
Contractual Cash Obligations and Other Commercial Commitments
The following summarizes our contractual obligations, including interest, at December 31, 2011 and the effect such obligations are expected to have on liquidity and cash flow in future periods.

	2012	2013 to 2014	2015 to 2016	2017 - After	Total
(In millions)
Contractual cash obligations (including interest):
Long-term debt, excluding debt discount of $175.9	$—	$286.9	$36.9	$495.0	$818.8
Current and short-term debt	6.4	—	—	—	6.4
Interest on indebtedness(1)	36.0	73.5	65.9	271.0	446.4
Non-cancelable operating leases	47.0	57.2	36.9	42.5	183.6
Total contractual cash obligations	$89.4	$417.6	$139.7	$808.5	$1,455.2

(1)	Interest on the variable rate debt was calculated using the rates and balances outstanding at December 31, 2011
Purchase orders for inventory requirements and service contracts are not included in the table above. Generally, our purchase orders and contracts contain clauses allowing for cancellation. We do not have significant agreements to purchase material or goods that would specify minimum order quantities. Also, we do not consider obligations to taxing authorities to be contractual obligations requiring disclosure due to the uncertainty surrounding the ultimate settlement and timing of these obligations. As such, we have not included $33.1 million of such estimated liability in the table above.
Inflation
The rate of inflation, as measured by changes in the producer price index, affects different commodities, the cost of products purchased and ultimately the pricing of our different products and product classes to our customers. Our pricing related to inflation did not have a material impact on our sales revenue for the year ended December 31, 2011. Historically, price changes from suppliers have been consistent with inflation and have not had a material impact on the results of operations.
Seasonality
Our operating results are not significantly affected by seasonal factors. Sales during the first and fourth quarters are generally 1-3% below the sales of the second and third quarters, due to a reduced level of activity during the winter months of November through February. Sales typically increase beginning in March, with slight fluctuations per month through October. During periods of economic expansion or contraction our sales by quarter have varied significantly from this pattern.
Impact of Recently Issued Accounting Standards
See Note 2 of our Notes to the Consolidated Financial Statements for information regarding the effect of new accounting pronouncements.
Item 7A. Quantitative and Qualitative Disclosures about Market Risks.
Foreign Currency Risks
Approximately 82% of our sales are denominated in U.S. dollars and are primarily from customers in the United States. As a result, currency fluctuations are currently not material to our operating results. We do have foreign subsidiaries located in North America, South America, Europe, Africa, Asia and Australia and may establish additional foreign subsidiaries in the future. Accordingly, we may derive a larger portion of our sales from international operations, and a portion of these sales may be denominated in foreign currencies. As a result, our future operating results could become subject to fluctuations in the exchange rates of those currencies in relation to the U.S. dollar. Furthermore, to the extent that we engage in international sales denominated in U.S. dollars, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets. We have monitored and will continue to monitor our exposure to currency fluctuations.
Interest Rate Risk
     Fixed Rate Borrowings: Approximately 65% of our debt portfolio is comprised of fixed rate debt. At various times, we have refinanced our debt to mitigate the impact of interest rate fluctuations. In 2005, we issued $150 million in aggregate principal amount of our 2017 Notes at 7.5% and $150 million in aggregate principal amount of our 2025 Debentures at 2.625% (accounted for at an effective fixed rate of 6.0%). In 2006, we issued additional fixed rate debt, which included $300 million in aggregate principal amount of our 2026 Debentures at 1.75% (accounted for at an effective fixed rate of 6.0%). In August 2009, we completed an exchange offer pursuant to which we issued $345.0 million in aggregate principal amount of 2029 Debentures at 6.0% (accounted for at an effective fixed rate of 13.875%) in exchange for approximately $299.7 million and $57.7 million in aggregate principal amounts of our outstanding 2026 Debentures and 2025 Debentures, respectively. The remaining outstanding balance of the 2025 Debentures was redeemed in December 2010. As these borrowings were issued at fixed rates, interest expense would not be impacted by interest rate fluctuations, although market value would be. The aggregate fair value of these debt instruments was $850.9 million at December 31, 2011. Interest expense on our other fixed rate debt also would not be impacted by changes in market interest rates, and for this debt, fair value approximated carrying value (see Note 7 to the Consolidated Financial Statements).
     Floating Rate Borrowings: Our variable rate borrowings at December 31, 2011 totaled $286.8 million and represented the amount outstanding under the Revolving Credit Facility and the Receivables Facility. The fair value of these debt instruments at December 31, 2011 was $286.8 million. We borrow under our Revolving Credit Facility and Receivables Facility for general corporate purposes, including working capital requirements and capital expenditures. Borrowings under our Revolving Credit Facility bear interest at the applicable LIBOR or base rate and therefore we are subject to fluctuations in interest rates. Additionally, we borrow under our Receivables Facility, which bears interest at the 30 day commercial paper rate plus applicable margin. A 100 basis point increase or decrease in interest rates would not have a significant impact on future earnings under our current capital structure.

Item 8. Financial Statements and Supplementary Data.
The information required by this item is set forth in our Consolidated Financial Statements contained in this Annual Report on Form 10-K. Specific financial statements can be found at the pages listed below:
WESCO International, Inc.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of WESCO International, Inc.,
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of WESCO International, Inc. and its subsidiaries at December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
As described in Management's Report on Internal Control over Financial Reporting, management has excluded Brews Supply, Ltd. from its assessment of internal control over financial reporting as of December 31, 2011 because it was acquired by the Company in a purchase business combination during October 2011. We have also excluded Brews Supply, Ltd. from our audit of internal control over financial reporting. Brews Supply, Ltd. is a wholly-owned subsidiary whose total assets and total revenues represent $49.2 million and $16.7 million, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2011.

/s/ PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
February 22, 2012

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2011		2010
	(Dollars in thousands, except share data)
Assets
Current Assets:
Cash and cash equivalents	$63,869		$53,577
Trade accounts receivable, net of allowance for doubtful accounts of $21,590 and $18,562 in 2011 and 2010, respectively	939,422		792,681
Other accounts receivable	43,442		37,223
Inventories, net	626,967		588,848
Current deferred income taxes (Note 10)	28,217		3,046
Income taxes receivable	12,206		18,146
Prepaid expenses and other current assets	23,297		20,165
Total current assets	1,737,420		1,513,686
Property, buildings and equipment, net (Note 6)	133,550		118,045
Intangible assets, net (Note 3)	156,874		160,307
Goodwill (Note 3)	1,008,127		985,714
Deferred income taxes (Note 10)	18,090		35,887
Other assets	24,391		13,135
Total assets	$3,078,452		$2,826,774
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$642,777		$537,505
Accrued payroll and benefit costs (Note 12)	76,915		66,931
Current portion of long-term debt (Note 7)	6,411		3,988
Bank overdrafts	47,489		27,590
Current deferred income taxes (Note 10)	—		4,593
Other current liabilities	72,254		67,626
Total current liabilities	845,846		708,233
Long-term debt, net of discount of $175,908 and $178,427 in 2011 and 2010, respectively (Note 7)	642,922		725,893
Deferred income taxes (Note 10)	223,005		210,876
Other noncurrent liabilities	20,769		33,178
Total liabilities	$1,732,542		$1,678,180
Commitments and contingencies (Note 14)		—
Stockholders’ Equity:
Preferred stock, $.01 par value; 20,000,000 shares authorized, no shares issued or outstanding (Note 8)	—		—
Common stock, $.01 par value; 210,000,000 shares authorized, 57,021,523 and 56,576,250 shares issued and 43,424,031 and 43,009,941 shares outstanding in 2011 and 2010, respectively (Note 8)	571		566
Class B nonvoting convertible common stock, $.01 par value; 20,000,000 shares authorized, 4,339,431 issued and no shares outstanding in 2011 and 2010, respectively	43		43
Additional capital (Note 8)	1,036,867		1,018,683
Retained earnings	891,789		697,676
Treasury stock, at cost; 17,936,923 and 17,905,740 shares in 2011 and 2010, respectively	(593,329)		(591,007)
Accumulated other comprehensive income	10,057		22,633
Total WESCO International stockholders' equity	1,345,998		1,148,594
Noncontrolling interest	(88)		—
Total stockholders’ equity	1,345,910		1,148,594
Total liabilities and stockholders’ equity	$3,078,452		$2,826,774
The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2011	2010	2009
	(In thousands, except per share data)
Net sales	$6,125,718	$5,063,862	$4,623,954
Cost of goods sold (excluding depreciation and amortization below)	4,889,149	4,065,425	3,724,061
Selling, general and administrative expenses	871,983	763,583	693,896
Depreciation and amortization	31,607	23,935	26,045
Income from operations	332,979	210,919	179,952
Interest expense, net	53,603	57,563	53,754
Gain on debt exchange	—	—	(5,962)
Other income (Note 9)	—	(4,285)	(4,991)
Income before income taxes	279,376	157,641	137,151
Provision for income taxes (Note 10)	83,136	42,164	32,063
Net income	196,240	115,477	105,088
Less: Net loss attributable to noncontrolling interest	(11)	—	—
Net income attributable to WESCO International, Inc.	$196,251	$115,477	$105,088
Earnings per share attributable to WESCO International, Inc. (Note 11)
Basic	$4.54	$2.72	$2.49
Diluted	$3.96	$2.50	$2.46
The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

											Accumulated Other
				Class B			Retained				Comprehensive
	Comprehensive	Common Stock		Common Stock		Additional	Earnings	Treasury Stock		Noncontrolling	Income
(Dollars in thousands)	Income	Amount	Shares	Amount	Shares	Capital	(Deficit)	Amount	Shares	Interest	(Loss)
Balance, December 31, 2008		$557	55,788,620	$43	4,339,431	$886,019	$477,111	$(590,288)	(17,888,089)	$—	$(18,338)
Exercise of stock options, including tax benefit of $895		3	179,204			2,270		(65)	(2,370)
Stock-based compensation expense						13,324
Issuance of convertible debt instruments, net of tax impact of $68,641						106,462
Exchange of debt, net of tax impact of $9,837						(15,220)
Net income	$105,088						105,088
Translation adjustment	29,323										29,323
Comprehensive Income	$134,411
Balance, December 31, 2009		560	55,967,824	43	4,339,431	992,855	582,199	(590,353)	(17,890,459)	—	10,985
Exercise of stock options, including tax benefit of $3,082		3	268,213			4,852		(654)	(15,281)
Stock-based compensation expense						15,751
Conversion of 2025 debentures		3	340,213			5,225
Net income	$115,477						115,477
Translation adjustment	11,648										11,648
Comprehensive Income	$127,125
Balance, December 31, 2010		566	56,576,250	43	4,339,431	1,018,683	697,676	(591,007)	(17,905,740)	—	22,633
Exercise of stock options, including tax benefit of $5,365		6	531,121			5,783		(7,838)	(146,614)
Stock-based compensation expense						15,407
Conversion of 2029 debentures		—	589			(5)
Issuance of treasury stock						(582)		957	28,994
Exercise of restricted stock units and retirement of common stock		(1)	(86,437)			(2,419)	(2,138)	4,559	86,437
Acquisition of noncontrolling interest										(77)
Net income (loss)	$196,240						196,251			(11)
Translation adjustment	(12,576)										(12,576)
Comprehensive Income	$183,664
Balance, December 31, 2011		$571	57,021,523	$43	4,339,431	$1,036,867	$891,789	$(593,329)	(17,936,923)	$(88)	$10,057
The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Operating Activities:
Net income	$196,240	$115,477	$105,088
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,607	23,935	26,045
Stock-based compensation expense	15,407	15,752	13,324
Amortization of debt issuance costs	4,435	2,584	3,494
Amortization of debt discount	2,499	4,262	11,806
Gain on debt exchange	—	—	(5,962)
(Gain) loss on sale of property, buildings and equipment	304	(224)	123
Asset impairment charge	—	3,793	—
Equity income, net of distributions in 2010 and 2009 of $1,864 and $5,658, respectively	—	(2,420)	668
Excess tax benefit from stock-based compensation	(5,408)	(3,217)	(1,250)
Interest related to uncertain tax positions	1,901	4,980	969
Deferred income taxes	14,373	20,982	(7,959)
Changes in assets and liabilities
Trade and other receivables, net	(143,491)	(118,478)	179,662
Inventories, net	(33,769)	(33,956)	107,848
Prepaid expenses and other current assets	11,268	12,641	(12,492)
Accounts payable	101,677	53,902	(114,289)
Accrued payroll and benefit costs	9,988	34,422	(19,418)
Other current and noncurrent liabilities	(39,498)	(7,152)	4,007
Net cash provided by operating activities	167,533	127,283	291,664
Investing Activities:
Capital expenditures	(33,347)	(15,132)	(12,970)
Acquisition payments, net of cash acquired	(48,093)	(265,397)	(262)
Proceeds from sale of subsidiary	—	40,000	—
Equity distribution	—	4,054	2,420
Collection of note receivable	—	15,000	—
Proceeds from sale of assets	97	932	120
Net cash used in investing activities	(81,343)	(220,543)	(10,692)
Financing Activities:
Proceeds from issuance of long-term debt	648,557	1,454,479	403,700
Repayments of long-term debt	(730,897)	(1,419,526)	(657,385)
Debt issuance costs	(4,703)	(2,553)	(13,749)
Proceeds from the exercise of stock options	419	1,771	1,377
Excess tax benefit from stock-based compensation	5,408	3,217	1,250
Repurchase of common stock	(7,840)	(655)	(64)
Increase (decrease) in bank overdrafts	19,899	(4,601)	1,823
Payments on capital lease obligations	(1,751)	(1,497)	(1,897)
Net cash provided (used) by financing activities	(70,908)	30,635	(264,945)
Effect of exchange rate changes on cash and cash equivalents	(4,990)	3,873	9,964
Net change in cash and cash equivalents	10,292	(58,752)	25,991
Cash and cash equivalents at the beginning of period	53,577	112,329	86,338
Cash and cash equivalents at the end of period	$63,869	$53,577	$112,329
Supplemental disclosures:
Cash paid for interest	$43,446	$46,899	$32,113
Cash paid for taxes	27,359	11,044	45,185
Non-cash investing and financing activities:
Property, buildings and equipment acquired through capital leases	1,112	301	781
The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION
WESCO International, Inc. and its subsidiaries (collectively, “WESCO”), headquartered in Pittsburgh, Pennsylvania, is a full-line distributor of electrical, industrial and communications maintenance, repair and operating (“MRO”) and original equipment manufactures (“OEM”) products, construction materials, and advanced supply chain management and logistics services used primarily in the industrial, construction, utility and commercial, institutional and government markets. We serve over 65,000 active customers globally, through approximately 400 full service branches and eight distribution centers located primarily in the United States, Canada and Mexico, with operations in 11 additional countries.
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
     Revenue Recognition
Revenues are recognized for product sales when title, ownership and risk of loss pass to the customer or for services when the service is rendered. In the case of stock sales and special orders, a sale occurs at the time of shipment from WESCO's distribution point, as the terms of WESCO’s sales are predominantly FOB shipping point. In cases where WESCO processes customer orders but ships directly from its suppliers, revenue is recognized once product is shipped and title has passed. In all cases, revenue is recognized once the sales price to the customer is fixed or is determinable and WESCO has reasonable assurance as to the collectability.
In certain customer arrangements, WESCO provides services such as inventory management. WESCO may perform some or all of the following services for customers: determine inventory stocking levels; establish inventory reorder points; launch purchase orders; receive material; put away material; and pick material for order fulfillment. WESCO recognizes revenue for services rendered during the period based upon a previously negotiated fee arrangement. WESCO also sells inventory to these customers and recognizes revenue at the time title and risk of loss transfers to the customer. The amount of revenue attributed to these services totaled $10.8 million, $11.1 million, and $10.0 million in 2011, 2010 and 2009, respectively.
     Selling, General and Administrative Expenses
WESCO includes warehousing, purchasing, branch operations, information services, and marketing and selling expenses in this category, as well as other types of general and administrative costs.
     Supplier Volume Rebates
WESCO receives volume rebates from certain suppliers based on contractual arrangements with such suppliers. An asset, included within other accounts receivable on the balance sheet, represents the estimated amounts due to WESCO under the rebate provisions of such contracts. The corresponding rebate income is recorded as a reduction of cost of goods sold. The appropriate level of such income is derived from the level of actual purchases made by WESCO from suppliers. Receivables under the supplier rebate program were $38.5 million at December 31, 2011 and $31.0 million at December 31, 2010. Supplier volume rebate rates have historically ranged between approximately 0.8% and 1.2% of sales depending on market conditions. In 2011, the rebate rate was 1.2%.
     Shipping and Handling Costs and Fees
WESCO records the costs and fees associated with transporting its products to customers as a component of selling, general and administrative expenses. These costs totaled $50.9 million, $42.4 million and $49.2 million in 2011, 2010 and 2009, respectively.
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
     Allowance for Doubtful Accounts
WESCO maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. WESCO has a systematic procedure using estimates based on historical data and reasonable assumptions of collectability made at the local branch level and on a consolidated corporate basis to calculate the allowance for doubtful accounts. If the financial condition of WESCO’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The allowance for doubtful accounts was $21.6 million at December 31, 2011 and $18.6 million at December 31, 2010. The total amount recorded as selling, general and administrative expense related to bad debts was $6.6 million, $6.4 million and $6.1 million for 2011, 2010 and 2009, respectively.
     Inventories
Inventories primarily consist of merchandise purchased for resale and are stated at the lower of cost or market. Cost is determined principally under the average cost method. WESCO makes provisions for obsolete or slow-moving inventories as necessary to reflect reduction in inventory value. WESCO writes down its inventory to its net realizable value based on internal factors derived from historical analysis of actual losses. Looking back, WESCO identifies items at risk of becoming obsolete, defined as being in excess of 36 months supply relative to demand or movement. WESCO then analyzes in a detailed manner the ultimate disposition of the previously identified excess inventory items, such as sold, returned to supplier, or scrapped. This item by item analysis allows WESCO to develop an estimate which represents the historical likelihood that an item identified as being in excess supply ultimately becomes obsolete. On a current basis, WESCO applies the estimate to inventory items currently in excess of 36 months supply, and reduces its inventory carrying value by the derived amount. Reserves for excess and obsolete inventories were $14.6 million and $20.5 million at December 31, 2011 and 2010, respectively. The total expense related to excess and obsolete inventories, included in cost of goods sold, was $5.5 million, $7.5 million and $7.8 million for 2011, 2010 and 2009, respectively. WESCO absorbs into the cost of inventory the general and administrative expenses related to inventory such as purchasing, receiving and storage and at December 31, 2011 and 2010, $47.6 million and $43.8 million, respectively, of these costs were included in ending inventory.
     Other Assets
WESCO amortizes deferred financing fees over the term of the various debt instruments. Deferred financing fees in the amount of $4.7 million were incurred during the year ending December 31, 2011. As of December 31, 2011 and 2010, the amount of other assets related to unamortized deferred financing fees was $12.9 million and $12.6 million, respectively.
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
WESCO assesses its long-lived assets for impairment by periodically reviewing operating performance and respective utilization of real and tangible assets. Upon closure of any branch, asset usefulness and remaining life are evaluated and any charges taken as appropriate. Of WESCO’s $133.6 million net book value of property, plant and equipment as of December 31, 2011, $72.9 million consists of land, buildings and leasehold improvements and are geographically dispersed among WESCO’s 400 branches and eight distribution centers, mitigating the risk of impairment. Approximately $27.8 million of assets consist of computer equipment and capitalized software and are evaluated for use and serviceability relative to carrying value. The remaining fixed assets, mainly of furniture and fixtures, warehousing equipment and transportation equipment, are similarly evaluated for serviceability and use.
     Goodwill and Indefinite Life Intangible Assets

Goodwill and indefinite life intangible assets are tested for impairment annually during the fourth quarter using information available at the end of September, or more frequently if events or circumstances occur indicating that their carrying value may not be recoverable. The evaluation of impairment involves comparing the current fair value of goodwill and indefinite life intangible assets to the recorded value. WESCO estimates the fair value of goodwill using a combination of discounted cash flow analyses and market multiples. Assumptions used for these fair value techniques are based on a combination of historical results, current forecasts, market data and recent economic events. WESCO evaluates the recoverability of indefinite life intangible assets using a discounted cash flow analysis based on projected financial information. The determination of fair value involves significant judgment and management applies its best judgment when assessing the reasonableness of financial projections. At December 31, 2011 and 2010, goodwill and trademarks totaled $1,055.0 million and $1,031.4 million, respectively. No impairment losses were identified in 2011 as a result of this review. However, two trademarks valued at $18.1 million are sensitive to a further decline in financial performance. WESCO is taking actions to improve its future financial performance; however, WESCO cannot predict whether or not there will be certain events that could adversely affect the reported value of these trademarks.
     Definite Lived Intangible Assets
Intangible assets are amortized over 4 to 19 years. A portion of intangible assets related to customer relationships are amortized using an accelerated method whereas all other intangible assets subject to amortization use a straight-line method which reflects the pattern in which the economic benefits of the respective assets are consumed or otherwise used. Intangible assets are tested for impairment if events or circumstances occur indicating that the respective asset might be impaired.
     Insurance Programs
WESCO uses commercial insurance for auto, workers’ compensation, casualty and health claims as a risk-reduction strategy to minimize catastrophic losses. The Company’s strategy involves large deductibles where WESCO must pay all costs up to the deductible amount. WESCO estimates the reserve based on historical incident rates and costs. The assumptions included in developing this accrual include the period of time from incurrence of a claim until the claim is paid by the insurance provider. The total liability related to the insurance programs was $9.7 million at December 31, 2011 and $11.4 million at December 31, 2010.
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
     Convertible Debentures
WESCO separately accounts for the liability and equity components of its convertible debentures in a manner that reflects its non-convertible debt borrowing rate. WESCO estimates its non-convertible debt borrowing rate through a combination of discussions with its financial institutions and review of relevant market data. The discounts to the convertible note balances are amortized to interest expense, using the effective interest method, over the implicit life of the Debentures.
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
WESCO granted the following stock-settled stock appreciation rights and restricted stock units at the following weighted average assumptions:

	2011	2010	2009
Stock-settled appreciation rights granted	399,260	708,949	815,231
Restricted stock units	53,852	153,318	245,997
Risk free interest rate	2.3%	1.8%	2.3%
Expected life (in years)	5.0	5.0	4.5
Expected volatility	49%	49%	51%

The weighted average fair value per stock-settled appreciation right granted was $26.46, $14.71 and $11.15 for the years ended December 31, 2011, 2010 and 2009, respectively. The weighted average fair value per restricted stock unit granted was $60.05, $33.05 and $25.37 for the years ended December 31, 2011, 2010 and 2009, respectively. WESCO recognized $15.4 million, $15.8 million and $13.3 million of non-cash stock-based compensation expense, which is included in selling, general and administrative expenses, in 2011, 2010 and 2009, respectively.
     Treasury Stock
Common stock purchased for treasury is recorded at cost. At the date of subsequent reissue, the treasury stock account is reduced by the cost of such stock, with cost determined on a weighted average basis.
     Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities, and outstanding indebtedness. The estimated fair value of the Company’s outstanding indebtedness described in Note 7 at December 31, 2011 and 2010 was $1,178.9 million and $1,269.7 million, respectively. The aggregate fair value of the senior notes and debentures was approximately $850.9 million and $860.2 million at December 31, 2011 and 2010, respectively. The fair values of these fixed rate facilities are estimated based upon market price quotes. The fair values of the mortgage facility, the Receivables Facility and our revolving credit facility ("the Revolving Credit Facility"), approximated carrying values. The fair values for these facilities are based upon market price quotes and market comparisons available for instruments with similar terms and maturities. For all remaining WESCO financial instruments, carrying values are considered to approximate fair value due to their short maturities.
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
     Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (the "FASB") issued new disclosure guidance related to the presentation of the statement of comprehensive income. This guidance provides an entity the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements; the current option to report other comprehensive income and its components in the statement of changes in stockholders' equity was eliminated. This accounting standard is effective for periods beginning on or after December 15, 2011. Other than the change in presentation, this accounting standard will not have an impact on WESCO's financial position, results of operations or cash flows.

In September 2011, the FASB issued guidance to amend and simplify the rules related to testing goodwill for impairment. The revised guidance allows an entity to make an initial qualitative evaluation, based on the entity's events and circumstances, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The results of this qualitative assessment determine whether it is necessary to perform the currently required two-step impairment test. The new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. Adoption of this guidance is not expected to have a material impact on WESCO's financial position, results of operations or cash flows.

In September 2011, the FASB issued an accounting update that requires additional qualitative and quantitative disclosures by employers that participate in multi-employer pension plans. The amendments are effective for annual periods for the fiscal years ending after December 15, 2011, with early adoption permitted. Adoption of this guidance did not have a material impact on WESCO's financial position, results of operations or cash flows.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to WESCO’s financial position, results of operations or cash flows.
3. GOODWILL AND INTANGIBLE ASSETS
     Goodwill
The following table sets forth the changes in the carrying amount of goodwill:

	Year Ended December 31
	2011	2010
	(In thousands)
Beginning balance January 1	$985,714	$863,410
Translation adjustments and payments to goodwill for prior acquisitions	(4,734)	2,467
Additions to goodwill for acquisitions	27,147	119,837
Ending balance December 31	$1,008,127	$985,714

WESCO has never recorded an impairment loss related to goodwill or intangible assets.
Intangible Assets
The components of intangible assets are as follows:

	December 31, 2011				December 31, 2010
	Life	Gross Carrying Amount(1)	Accumulated Amortization(1)	Net Carrying Amount	Gross Carrying Amount(1)	Accumulated Amortization(1)	Net Carrying Amount
	(In thousands)
Intangible Assets:
Trademarks	Indefinite	$46,852	$—	$46,852	$45,687	$—	$45,687
Non-compete agreements	5-7	1,252	(1,038)	214	1,252	(895)	357
Customer relationships	4-19	70,670	(32,527)	38,143	65,967	(25,933)	40,034
Distribution agreements	10-19	35,291	(6,897)	28,394	31,084	(4,950)	26,134
Patents	10	48,310	(5,039)	43,271	48,310	(215)	48,095
		$202,375	$(45,501)	$156,874	$192,300	$(31,993)	$160,307
_________________________

(1)	Excludes the original cost and accumulated amortization of fully-amortized intangibles.
Amortization expense related to intangible assets totaled $13.4 million, $7.5 million and $7.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.
The following table sets forth the estimated amortization expense for intangibles for the next five years (in thousands):

Estimated
Amortization
For the year ended December 31,	Expense
2012	$12,002
2013	11,831
2014	11,262
2015	11,262
2016	11,262
4. CONCENTRATIONS OF CREDIT RISK AND SIGNIFICANT SUPPLIERS
WESCO distributes its products and services and extends credit to a large number of customers in the industrial, construction, utility, commercial, institutional, and governmental markets. WESCO’s largest supplier accounted for approximately 10% of WESCO's purchases in 2011 and 12% of purchases in 2010 and 2009, and therefore, WESCO could potentially incur risk due to supplier concentration. Based upon WESCO’s broad customer base, the Company has concluded that it has no material credit risk as a result of customer concentration.
5. ACQUISITIONS
The following table sets forth the consideration paid for acquisitions:

Year Ended December 31	2011	2010
(In thousands)
Details of acquisitions:
Fair value of assets acquired	$54,663	$297,849
Fair value of liabilities assumed	(6,570)	(31,162)
Deferred acquisition payments	—	185
Cash paid for acquisitions	$48,093	$266,872
Supplemental cash flow disclosure related to acquisitions:
Cash paid for acquisitions	$48,093	$266,872
Less: cash acquired	—	(1,475)
Cash paid for acquisitions, net of cash acquired	$48,093	$265,397

2011 Acquisitions of RECO, LLC and Brews Supply, Ltd.

On March 14, 2011, WESCO Distribution, Inc. ("WESCO Distribution") completed its acquisition of RECO, LLC ("RECO"), a Siemens automation, controls, and electrical distributor located in the midwest and southeastern regions of the United States with approximately $25 million in annual sales. WESCO funded the purchase price paid at closing with cash and borrowings under the Receivables Facility. The purchase price was allocated to the respective assets and liabilities based upon their estimated fair values as of the acquisition date. The excess of the purchase price over the fair value of the net assets acquired has been allocated to goodwill valued at $6.0 million. Management believes the majority of goodwill will be deductible for tax purposes.

On October 3, 2011, WESCO Distribution through its wholly-owned Canadian subsidiary, completed its acquisition of Brews Supply, Ltd. ("Brews"), a full line electrical distributor of industrial, utility, and commercial products located in western Canada with approximately $50 million in annual sales. WESCO funded the purchase price paid at closing with cash and borrowings under the Receivables Facility. The purchase price was allocated to the respective assets and liabilities based upon their estimated fair values as of the acquisition date. The excess of the purchase price over the fair value of the net assets acquired, including intangible assets, has been allocated to goodwill. The fair value of intangible assets was estimated by management and the allocation resulted in goodwill and intangible assets of $19.8 million and $10.2 million, respectively. Management believes the majority of goodwill will be deductible for tax purposes. The intangible assets include customer relationships of $4.8 million amortized over 10 years, supplier relationships of $4.2 million amortized over 10 years and trademarks of $1.2 million. Trademarks have an indefinite life and are not being amortized. No residual value is estimated for the intangible assets. With the acquisition of Brews, WESCO obtained a 49% ownership in a joint venture. This entity has been consolidated. The noncontrolling interest incurred a loss of less than $0.1 million in 2011.
2010 Acquisitions of TVC Communications, L.L.C. and Potelcom Supply, Inc.
On December 16, 2010, WESCO Distribution completed its acquisition of TVC Communications, L.L.C. (“TVC Communications”), an international distributor in the Western Hemisphere of infrastructure products to the cable television and telecommunication industries. TVC Communications offers products necessary to build out a broadband network, ranging from the industry’s widest selection of premier branded components, to a variety of proprietary and private label products. TVC Communications also offers a full suite of value-added services, including design, engineering, installation, repair and maintenance.
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

TVC Communications contributed $6.9 million in net sales and had no impact on net income of WESCO's 2010 results. Unaudited pro forma results of operations (in thousands, except per share data) for the twelve months ended December 31, 2010 and 2009 are included below as if the acquisition occurred on the first day of the respective periods. The summary of the unaudited pro forma results of operations is not necessarily indicative of what WESCO's results of operations would have been had TVC Communications been acquired at the beginning of 2009, nor does it purport to represent results of operations for any future periods. Seasonality of sales is not a significant factor to these pro forma combined results of operations.

Year Ended December 31	2010	2009
(In thousands, except per share data)
Net Sales	$5,315,929	$4,907,441
Net Income	132,455	121,306
Earnings per common share:
Basic	$3.12	$2.87
Diluted	$2.87	$2.84

On June 30, 2010, WESCO Distribution completed its acquisition of Potelcom Supply, Inc., a single branch operation with annual sales of approximately $25 million serving the utility, industrial, and governmental markets in Alaska. WESCO funded the purchase price at closing with cash and borrowings under the Receivables Facility. The purchase price was allocated to the respective assets and liabilities based upon their estimated fair value as of the acquisition date. The excess of the purchase price over the fair value of the net assets acquired has been allocated to goodwill valued at $10.7 million.

6. PROPERTY, BUILDINGS AND EQUIPMENT
The following table sets forth the components of property, buildings and equipment:

	December 31,
	2011	2010
	(In thousands)
Buildings and leasehold improvements	96,527	92,862
Furniture, fixtures and equipment	152,164	140,427
Software costs	44,909	77,335
	293,600	310,624
Accumulated depreciation and amortization	(190,385)	(215,768)
	103,215	94,856
Land	21,097	21,169
Construction in progress	9,238	2,020
	133,550	118,045

Depreciation expense was $12.5 million, $11.7 million and $13.7 million, and capitalized software amortization was $5.7 million, $4.7 million and $5.0 million, in 2011, 2010 and 2009, respectively. The unamortized software cost was $19.7 million and $18.0 million as of December 31, 2011 and 2010, respectively. Furniture, fixtures and equipment include capitalized leases of $9.6 million and $9.2 million and related accumulated amortization of $4.7 million and $4.0 million as of December 31, 2011 and 2010, respectively.
7. DEBT
The following table sets forth WESCO’s outstanding indebtedness:

	As of December 31,
	2011	2010
	(In thousands)
Mortgage financing facility	$37,564	$39,239
Accounts receivable securitization facility	250,000	370,000
Revolving credit facility	36,792	—
7.50% Senior Subordinated Notes due 2017	150,000	150,000
1.75% Convertible Senior Debentures due 2026, less debt discount of $0 and $7 in 2011 and 2010, respectively	56	214
6.0% Convertible Senior Debentures due 2029, less debt discount of $175,908 and $178,420 in 2011 and 2010, respectively	169,054	166,580
Acquisition related notes	85	204
Capital leases	2,521	3,167
Other	3,261	477
Total debt	649,333	729,881
Less current portion	(6,411)	(3,988)
Total long-term debt	$642,922	$725,893

Mortgage Financing Facility
In 2003, WESCO finalized a mortgage financing facility of $51 million, of which $37.6 million was outstanding as of December 31, 2011. Total borrowings under the mortgage financing facility are subject to a 22-year amortization schedule, with a balloon payment due at the end of the 10-year term. The interest rate on borrowings under this facility is fixed at 6.5%.
Accounts Receivable Securitization Facility
During 2011, WESCO Distribution entered into an amendment of its existing Receivables Facility, pursuant to the terms and conditions of the Fourth Amendment to Third Amended and Restated Receivables Purchase Agreement, dated as of April 13, 2009 (the “Amendment”), by and among WESCO Receivables Corp., WESCO Distribution, the Purchasers and Purchaser Agents party thereto and PNC Bank, National Association, as Administrator. The Amendment added an accordion feature, allowing WESCO Distribution to request increases to the purchase commitments of up to $100 million in the aggregate. The Amendment also lowered the interest rate spread from 1.75% to 1.10%, the commitment fee from 0.75% to 0.55%, and extended the term of the Receivables Facility to August 2014. As of December 31, 2011, the purchase commitment was $450 million.
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
As of December 31, 2011 and 2010, accounts receivable eligible for securitization totaled approximately $613.9 million and $537.0 million, respectively. The consolidated balance sheets as of December 31, 2011 and 2010 include $250.0 million and $370.0 million, respectively, of account receivable balances legally sold to third parties, as well as borrowings for equal amounts. At December 31, 2011, the interest rate on borrowings under this facility was approximately 1.64%.
Revolving Credit Facility
During 2011, WESCO Distribution entered into a new Revolving Credit Facility, which has an aggregate borrowing capacity of $400 million and includes a letter of credit sub-facility of up to $80 million. The Revolving Credit Facility consists of two separate sub-facilities: (i) a U.S. sub-facility with a borrowing limit at any given time of up to $400 million less the amount of outstanding borrowings under the Canadian sub-facility and (ii) a Canadian sub-facility with a borrowing limit of up to $175 million. The facility also contains an accordion feature, allowing WESCO Distribution to request increases to the borrowing commitments under the facility of up to $100 million in the aggregate. The facility matures in August 2016 and is collateralized by the inventory and certain other assets of WESCO Distribution and certain of its domestic subsidiaries and the inventory, accounts receivable, and certain other assets of WESCO Distribution Canada, L.P. WESCO Distribution’s obligations under the Revolving Credit Facility have been guaranteed by WESCO International and by certain of WESCO International’s subsidiaries.
Availability under the facility is limited to the amount of eligible U.S. and Canadian inventory and Canadian receivables applied against certain advance rates. Depending upon the amount of excess availability under the facility, interest will be calculated at LIBOR plus a margin that ranges between 1.50% and 2.00% or at the Alternative Rate (prime rate) plus a margin that ranges between 0.50% and 1.00%. The interest rate margin is reduced by 0.25% if WESCO's leverage ratio, as calculated under the Revolving Credit Facility, falls below a ratio of 2.5 to 1.0. At December 31, 2011, the interest rate on borrowings under this facility was approximately 3.0%.
As long as pro forma combined availability for the preceding 60-day period, up to and including the transaction date, under the facility and WESCO Distribution's accounts receivable securitization facility is greater than $125 million, WESCO is permitted, subject to certain specified conditions, to make acquisitions and repurchase WESCO International's outstanding capital stock and WESCO outstanding indebtedness.
During 2011, WESCO borrowed $435.7 million in the aggregate under the Revolving Credit Facility and made repayments in the aggregate amount of $398.9 million. During 2010, aggregate borrowings and repayments were $636.0 million and $832.5 million, respectively. At December 31, 2011, WESCO had a balance outstanding of $36.8 million under the facility. WESCO had $299.3 million available under the facility at December 31, 2011, after giving effect to outstanding letters of credit, as compared to approximately $276.7 million at December 31, 2010.
7.50% Senior Subordinated Notes due 2017
At December 31, 2011, $150 million in aggregate principal amount of the 7.50% Senior Subordinated Notes due 2017 (the “2017 Notes”) was outstanding. The 2017 Notes were issued by WESCO Distribution under an indenture dated as of September 27, 2005 with The Bank of New York, as successor to J.P. Morgan Trust Company, National Association, as trustee, and are unconditionally guaranteed on an unsecured basis by WESCO International. The 2017 Notes accrue interest at the rate of 7.50% per annum and are payable in cash semi-annually in arrears on each April 15 and October 15.
Between October 15, 2011 and October 14, 2012, WESCO Distribution may redeem all or a part of the 2017 Notes at a redemption price equal to 102.50% of the principal amount. Between October 15, 2012 and October 14, 2013, WESCO Distribution may redeem all or a part of the 2017 Notes at a redemption price equal to 101.25% of the principal amount. On and after October 15, 2013, WESCO Distribution may redeem all or a part of the 2017 Notes at a redemption price equal to 100% of the principal amount.
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
2.625% Convertible Senior Debentures due 2025
Proceeds of $150 million were received in connection with the issuance of the 2.625% Convertible Senior Debentures due 2025 (the "2025 Debentures”) by WESCO International in September 2005. On August 27, 2009, WESCO International completed an exchange offer pursuant to which it issued $345.0 million in aggregate principal amount of 6.0% Convertible Senior Debentures due 2029 (the “2029 Debentures”) in exchange for approximately $299.7 million and $57.7 million in aggregate principal amounts of its outstanding 1.75% Convertible Senior Debentures due 2026 (the “2026 Debentures”) and 2025 Debentures, respectively (see the discussion below under “6.0% Convertible Senior Debentures due 2029” for additional information). On November 19, 2010, WESCO International announced that it would redeem all of its outstanding 2025 Debentures. In connection with the redemption, holders of $89.8 million aggregate principal amount of 2025 Debentures converted on December 23, 2010 their 2025 debentures pursuant to the terms of the 2025 Debentures. In settlement of those conversions, WESCO paid an aggregate of approximately $89.8 million in cash, including cash in lieu of fractional shares, and issued 340,213 shares of its common stock. WESCO redeemed the remaining $2.5 million aggregate principal amount of outstanding 2025 Debentures at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest. Following the redemption on December 23, 2010, there were no 2025 Debentures outstanding.
On January 1, 2009, WESCO retrospectively applied the provisions of guidance concerning convertible debt instruments to the 2025 Debentures. WESCO utilized an interest rate of 6% to reflect the non-convertible market rate of its offering upon issuance. WESCO amortized the debt discount over a five year period starting on the date of issuance. There was no non-cash interest expense recorded for the year ended December 31, 2011. Non-cash interest expense of $2.1 million and $4.0 million was recorded for the years ended 2010 and 2009, respectively.

1.75% Convertible Senior Debentures due 2026
Proceeds of $300 million were received in connection with the issuance of the 2026 Debentures by WESCO International in November 2006. On August 27, 2009, WESCO International completed an exchange offer pursuant to which it issued $345.0 million in aggregate principal amount of 2029 Debentures in exchange for approximately $299.7 million and $57.7 million in aggregate principal amounts of its outstanding 2026 Debentures and 2025 Debentures, respectively (see the 6.0% Convertible Senior Debentures due 2029 discussion below for additional information). On November 30, 2011, WESCO International announced that it would redeem all of its 2026 Debentures on January 3, 2012. WESCO International redeemed the remaining $0.1 million aggregate principal amount of outstanding 2026 Debentures at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest. Following the redemption on January 3, 2012, there were no 2026 Debentures outstanding.
On January 1, 2009, WESCO retrospectively applied the provisions of guidance concerning convertible debt instruments to the 2026 Debentures. WESCO utilized an interest rate of 6% to reflect the non-convertible market rate of its offering upon issuance. WESCO amortized the debt discount over a five year period starting on the date of issuance. Non-cash interest expense of less than $0.1 million, less than $0.1 million and $7.1 million was recorded for the years ended December 31, 2011, 2010 and 2009, respectively.
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
WESCO utilized an interest rate of 13.875% to reflect the non-convertible debt borrowing rate of its offering upon issuance, which was determined based on discussions with its financial institutions and a review of relevant market data, and resulted in a $181.2 million discount to the 2029 Debenture balance and a net increase in additional capital of $106.5 million. In addition, the financing costs related to the issuance of the 2029 Debentures were allocated between the debt and equity components. WESCO is amortizing the debt discount and financing costs over the life of the instrument. Non-cash interest expense of $2.5 million and $2.1 million was recorded for the years ended December 31, 2011 and 2010, respectively. The debt discount amortization will approximate $2.8 million in 2012, $3.1 million in 2013, $3.6 million in 2014, $4.1 million in 2015, and $4.6 million in 2016.
While the 2029 Debentures accrue interest at an effective interest rate of 13.875% (as described above), the coupon interest rate of 6.0% per annum is payable in cash semi-annually in arrears on each March 15 and September 15, commencing March 15, 2010. Beginning with the six-month period commencing September 15, 2016, WESCO will also pay contingent interest in cash during any six-month period in which the trading price of the 2029 Debentures for each of the five trading days ending on the second trading day immediately preceding the first day of the applicable six-month interest period equals or exceeds 120% of the principal amount of the 2029 Debentures. During any interest period when contingent interest shall be payable, the contingent interest payable per $1,000 principal amount of 2029 Debentures will equal 0.25% of the average trading price of $1,000 principal amount of the 2029 Debentures during the five trading days immediately preceding the first day of the applicable six-month interest period. In accordance with guidance related to derivatives and hedging, the contingent interest feature of the 2029 Debentures is an embedded derivative that is not considered clearly and closely related to the host contract. The contingent interest component had no significant value at issuance or December 31, 2011.
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
The following table sets forth the components of WESCO’s outstanding convertible debenture indebtedness:

	December 31, 2011			December 31, 2010
	Principal Balance	Discount	Net Carrying Amount	Principal Balance	Discount	Net Carrying Amount
			(In thousands)
Convertible Debentures:
2026	$56	$—	$56	$221	$(7)	$214
2029	344,962	(175,908)	169,054	345,000	(178,420)	166,580
	$345,018	$(175,908)	$169,110	$345,221	$(178,427)	$166,794
Covenant Compliance
WESCO was in compliance with all relevant covenants contained in its debt agreements as of December 31, 2011.
The following table sets forth the aggregate principal repayment requirements for all indebtedness for the next five years and thereafter, as of December 31, 2011:

(In thousands)
2012	$6,411
2013	36,594
2014	250,328
2015	133
2016	36,813
Thereafter	494,962
Total payments on debt	825,241
Debt discount on convertible debentures	(175,908)
Total long-term debt	$649,333

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
Under the terms of the Revolving Credit Facility, WESCO International is restricted from declaring or paying dividends and as such, at December 31, 2011 and 2010, no dividends had been declared, and therefore no retained earnings were reserved for dividend payments.
Additional Capital
WESCO separately accounts for the liability and equity components of its Debentures in a manner that reflects its non-convertible debt borrowing rate. As of December 31, 2011 and 2010, the net equity included in additional capital related to the Debentures totaled $106.4 million and $106.5 million, respectively.
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
10. INCOME TAXES
The following table sets forth the components of the provision for income taxes:

	Year Ended December 31
	2011		2010	2009
			(In thousands)
Current taxes:
Federal(1)	$60,415		$11,363	$30,136
State	5,705		2,018	2,355
Foreign	2,643	7,801	7,801	7,531
Total current	68,763		21,182	40,022
Deferred taxes:
Federal	9,692		21,069	5,351
State	2,187		1,112	1,841
Foreign	2,494		(1,199)	(15,151)
Total deferred	14,373		20,982	(7,959)
	$83,136		$42,164	$32,063
_________________________

(1)
Tax benefits related to stock options and other equity instruments recorded directly to additional paid in capital totaled $5.6 million, $8.2 million and $59.7 million in 2011, 2010 and 2009, respectively.

The following table sets forth the components of income before income taxes by jurisdiction:

	Year Ended December 31
	2011	2010	2009
		(In thousands)
United States	$260,859	$166,108	$171,508
Foreign	18,517	(8,467)	(34,357)
	$279,376	$157,641	$137,151

The following table sets forth the reconciliation between the federal statutory income tax rate and the effective rate:

	Year Ended December 31
	2011	2010	2009
Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal tax benefit	2.1	1.5	2.5
Nondeductible expenses	0.7	1.3	1.3
Domestic tax benefit from foreign operations	—	(0.3)	(0.4)
Foreign tax rate differences	(6.3)	(8.0)	(13.7)
Federal tax credits	(0.1)	(0.1)	(0.3)
Domestic production activity deduction	(0.5)	(0.5)	(0.4)
Adjustment related to uncertain tax positions	(0.7)	(4.2)	0.4
Revaluation of deferred tax items	0.4	1.9	(0.6)
Other	(0.8)	0.1	(0.4)
	29.8%	26.7%	23.4%
As of December 31, 2011, WESCO had approximately $246.8 million of undistributed earnings related to its foreign subsidiaries. Management believes that these earnings will be indefinitely reinvested in foreign jurisdiction; accordingly, WESCO has not provided for U.S. federal income taxes related to these earnings.
The following table sets forth deferred tax assets and liabilities:

	December 31
	2011		2010
		(In thousands)
	Assets	Liabilities	Assets	Liabilities
Accounts receivable	$4,015	$—	$3,586	$—
Inventory	—	6,515	—	7,163
Depreciation	—	6,064	—	15,754
Amortization of intangible assets	—	162,675	—	143,371
Convertible debt interest	—	93,736	—	84,551
Employee benefits	30,454	—	30,474	—
Tax loss carryforwards	24,232	—	32,692	—
Other	37,529	3,938	11,268	3,722
Total deferred taxes	$96,230	$272,928	$78,020	$254,561

As of December 31, 2011 and 2010, WESCO had state tax benefits derived from net operating loss carryforwards of approximately $6.3 million ($4.1 million, net of federal income tax) and $6.9 million ($4.5 million, net of federal income tax), respectively. In addition, WESCO had tax benefits from net operating losses resulting from the recapitalization of its Canadian operations of $20.2 million and $27.1 million, respectively. The amounts will begin expiring in 2012 and 2027, respectively. Utilization of WESCO’s state net operating loss carryforwards is subject to annual limitations imposed by state statute. Such annual limitations could result in the expiration of the net operating loss and tax credit carryforwards before utilization. Management anticipates utilizing the net operating losses prior to the expiration of statutes of limitations; accordingly, WESCO has not recorded a valuation allowance.
WESCO analyzes its filing positions for all open tax years in all jurisdictions. The Company is currently under examination in several tax jurisdictions, both within the United States and outside the United States, and remains subject to examination until the statute of limitations expires for the respective tax jurisdictions. In 2011, the Company settled its Internal Revenue Service examination for the years 2000 to 2006, for which an income tax receivable was recorded, and its Canadian Competent Authority examination for the years 1998 to 2003, for which the Company was fully reserved. The following summary sets forth the tax years that remain open in the Company’s major tax jurisdictions:

United States — Federal	2000 and forward *
United States — States	2006 and forward
Canada	1998 and forward *
* Open by waiver of statute only.

The following table sets forth the reconciliation of gross unrecognized tax benefits:

	December 31,
	2011		2010	2009
	(In thousands)
Beginning balance January 1	$3,394		$8,085	$7,451
Additions based on tax positions related to the current year	265		1,439	319
Additions for tax positions of prior years(1)	20,064		4,668	927
Reductions for tax positions of prior years	(2,161)		(8,818)	—
Settlements	(512)		(1,368)	(336)
Lapse in statute of limitations	(172)		(612)	(276)
Ending balance December 31	$20,878	—	$3,394	$8,085
_________________________

(1)     Additions for tax positions of prior years primarily relate to transfer pricing issues between the United States and
Canada which are under review by the Canadian Competent Authority. A corresponding deferred tax asset in the amount of $23.1 million excluding interest has been recorded for the position in the United States.
The total amount of unrecognized tax benefits were $20.9 million, $3.4 million and $8.1 million as of December 31, 2011, 2010 and 2009, respectively. If these tax benefits were recognized in the consolidated financial statements, the portion of these amounts that would reduce the Company’s tax provision would be $19.7 million, $1.9 million, and $7.1 million respectively. This amount in 2011 would be offset by the corresponding deferred tax asset discussed above.
During the next twelve months, it is reasonably possible that the amount of unrecognized tax benefits will decrease by as much as $17.3 million (all of which will be offset by the reversal of a deferred tax asset) due to certain issues being settled by the resolution of federal, state and/or foreign tax examinations and/or the expiration of statutes of limitations. Management does not expect this decrease to have an impact on the effective tax rate.
WESCO records interest related to uncertain tax positions as a part of interest expense in the consolidated statement of income. Any penalties are recognized as part of income tax expense. Penalties recorded to income tax expense were immaterial in amount for 2011, 2010 and 2009, respectively. As of December 31, 2011 and 2010, WESCO had an accrued liability of $11.4 million and $9.5 million, respectively, for interest related to uncertain tax positions.
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
The following table sets forth the details of basic and diluted earnings per share:

	Year Ended December 31
	2011	2010	2009
		(In thousands)
Net income	$196,251	$115,477	$105,088
Weighted average common shares outstanding used in computing basic earnings per share	43,220	42,499	42,282
Common shares issuable upon exercise of dilutive stock options	1,179	840	390
Common shares issuable from contingently convertible debentures (see below for basis of calculation)	5,224	2,774	—
Weighted average common shares outstanding and common share equivalents used in computing diluted earnings per share	49,623	46,113	42,672
Earnings per share attributable to WESCO International, Inc.
Basic	$4.54	$2.72	$2.49
Diluted	$3.96	$2.50	$2.46

As of December 31, 2011, 2010 and 2009, the computation of diluted earnings per share attributable to WESCO International, Inc. excluded stock-settled stock appreciation rights of approximately 1.2 million, 2.4 million and 3.6 million at weighted average exercise prices of $62.48 per share, $46.73 per share and $39.65 per share, respectively. These amounts were excluded because their effect would have been antidilutive.
Because of WESCO’s obligation to settle the par value of the 2029 Debentures and the 2026 Debentures (the “Debentures”) in cash, WESCO is not required to include any shares underlying the Debentures in its diluted weighted average shares outstanding until the average stock price per share for the period exceeds the conversion price of the respective Debentures. At such time, only the number of shares that would be issuable (under the treasury stock method of accounting for share dilution) will be included, which is based upon the amount by which the average stock price exceeds the conversion price. The conversion prices of the 2029 Debentures and 2026 Debentures are $28.87 and $88.15, respectively. Share dilution is limited to a maximum of 11,950,622 shares for the 2029 Debentures and 635 shares for the 2026 Debentures. Share dilution for the 2026 Debentures reflects the impact of the convertible debt exchange. For the periods ended December 31, 2011 and 2010, the effect of the 2029 debentures on diluted earnings per share attributable to WESCO International, Inc. was a decrease of $0.47 and $0.16, respectively. There was no impact of the Debentures on diluted earnings per share attributable to WESCO International, Inc. for the year ended December 31, 2009.
12. EMPLOYEE BENEFIT PLANS
A majority of WESCO’s employees are covered by defined contribution retirement savings plans for their service rendered subsequent to WESCO’s formation. WESCO also offers a deferred compensation plan for select individuals. For U.S. participants, WESCO will make contributions in an amount equal to 50% of the participant’s total monthly contributions up to a maximum of 6% of eligible compensation. For Canadian participants, WESCO will make contributions in an amount ranging from 1% to 7% of the participant’s eligible compensation based on years of continuous service. In addition, employer contributions may be made at the discretion of the Board of Directors. Discretionary employer contributions charges of $16.2 million and $14.2 million were incurred in 2011 and 2010, respectively. All discretionary contributions were suspended during 2009 due to cost reductions actions; accordingly, no discretionary charges were incurred. For the years ended December 31, 2011, 2010 and 2009, WESCO incurred charges of $27.6 million, $25.3 million and $8.3 million, respectively, for all such plans. Contributions are made in cash to employee retirement savings plan accounts. Employees then have the option to transfer balances allocated to their accounts into any of the available investment options, including WESCO common stock.
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

An initial reserve of 6,936,000 shares of common stock has been authorized for issuance under the LTIP. This reserve automatically increases by (i) the number of shares of common stock covered by unexercised options granted under prior plans that are canceled or terminated after the effective date of the LTIP, and (ii) the number of shares of common stock surrendered by employees to pay the exercise price and/or minimum withholding taxes in connection with the exercise of stock options granted under our prior plans. As of December 31, 2011, 2.7 million shares of common stock were reserved under the LTIP for future equity award grants. In December 2003, in a privately negotiated transaction, WESCO redeemed the net equity value of stock options originally granted in 1994 and 1995, representing approximately 2.9 million shares. These shares are included in the reserve of common stock available for issuance under the LTIP.
Awards granted vest and become exercisable once criteria based on time is achieved. All awards vest immediately in the event of a change in control. Each award terminates on the tenth anniversary of its grant date unless terminated sooner under certain conditions.
As of December 31, 2011, there was $16.7 million of total unrecognized compensation expense related to non-vested stock-based compensation arrangements for all awards previously made of which approximately $10.0 million is expected to be recognized in 2012, $6.1 million in 2013 and $0.6 million in 2014.
The total intrinsic value of awards exercised during the years ended December 31, 2011 and 2010 was $13.8 million and $9.9 million, respectively. The total amount of cash received from the exercise of options was $0.4 million and $1.8 million, respectively. The tax benefit associated with the exercise of stock options and stock-settled stock appreciation rights totaled $5.4 million and $3.1 million in 2011 and 2010, respectively. WESCO uses the direct only method and tax law ordering approach to calculate the tax effects of stock-based compensation. The tax benefit was recorded as a credit to additional paid-in capital.
The following table sets forth a summary of both stock options and stock appreciation rights and related information for the years indicated:

	2011				2010		2009
	Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (In thousands)	Awards	Weighted Average Exercise Price	Awards	Weighted Average Exercise Price
Beginning of year	4,498,303	$36.38			4,226,153	$35.30	3,933,035	$36.44
Granted	399,260	59.16			708,949	33.19	815,231	25.37
Exercised	(543,154)	25.83			(335,155)	14.79	(253,253)	12.55
Cancelled	(87,876)	46.86			(101,644)	40.62	(268,860)	43.22
End of year	4,266,533	39.64	6.1	$63,668	4,498,303	36.38	4,226,153	35.30
Exercisable at end of year	3,176,161	$39.23	5.3	$48,986	3,011,120	$38.65	2,661,320	$35.61

The following table sets forth a summary of restricted stock units and related information for the year ended December 31, 2011:

	Awards	Weighted Average Fair Value
Unvested at December 31, 2010	392,493	$28.36
Granted	53,852	60.05
Vested	(236,913)	27.93
Forfeited	(6,141)	32.02
Unvested at December 31, 2011	203,291	$37.16
14. COMMITMENTS AND CONTINGENCIES
Future minimum rental payments required under operating leases, primarily for real property that have noncancelable lease terms in excess of one year as of December 31, 2011, are as follows:

(In thousands)
2012	$47,015
2013	32,768
2014	24,470
2015	20,580
2016	16,276
Thereafter	42,498

Rental expense for the years ended December 31, 2011, 2010 and 2009 was $48.0 million, $45.4 million and $46.3 million, respectively.
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
WESCO is a co-defendant in a lawsuit filed in a state court in Indiana in which a customer alleges that WESCO sold defective products manufactured or remanufactured by others and is seeking monetary damages in the amount of approximately $50 million. WESCO has denied any liability, continues to believe that it has meritorious defenses and intends to vigorously defend itself against these allegations. Accordingly, no liability was recorded for this matter as of December 31, 2011. Furthermore, due to the uncertainty of this litigation, WESCO is not currently able to reasonably estimate the possible loss or range of loss from this legal proceeding.
15. SEGMENTS AND RELATED INFORMATION
WESCO provides distribution of product and services through its ten operating segments which have been aggregated as one reportable segment. WESCO has over 250,000 unique product stock keeping units and markets more than 1,000,000 products for customers. There were no material amounts of sales or transfers among geographic areas and no material amounts of export sales.
WESCO attributes revenues from external customers to individual countries on the basis of the point of sale. The following table sets forth information about WESCO by geographic area:

	Net Sales Year Ended December 31,						Long-Lived Assets December 31,
(In thousands)	2011		2010		2009		2011	2010	2009
United States	$4,994,641	82%	$4,198,420	83%	$3,928,182	85%	$131,989	$117,768	$112,955
Canada	900,551	15%	682,415	13%	559,367	12%	24,609	12,446	12,343
Mexico	84,871	1%	51,413	1%	39,032	1%	572	641	624
Subtotal North American Operations	5,980,063		4,932,248		4,526,581		157,170	130,855	125,922
Other Foreign	145,655	2%	131,614	3%	97,373	2%	771	325	74
Total U.S. and Foreign	$6,125,718		$5,063,862		$4,623,954		$157,941	$131,180	$125,996

The following table sets forth sales information about WESCO’s sales by product category:

Year Ended December 31,	2011	2010	2009
(percentages based on total sales)
General and Industrial Supplies	34%	35%	35%
Wire, Cable and Conduit	18%	18%	18%
Data and Broadband Communications	17%	15%	14%
Power Distribution Equipment	11%	12%	13%
Lighting and Controls	9%	10%	11%
Control, Automation and Motors	11%	10%	9%
16. OTHER FINANCIAL INFORMATION
WESCO Distribution, a 100% owned subsidiary of WESCO International, has outstanding $150.0 million in aggregate principal amount of 2017 Notes, and WESCO International has outstanding $0.1 million in aggregate principal amount of 2026 Debentures and $345.0 million in aggregate principal amount of 2029 Debentures. The 2017 Notes are fully and unconditionally guaranteed by WESCO International on a subordinated basis to all existing and future senior indebtedness of WESCO International. The 2026 Debentures and 2029 Debentures are fully and unconditionally guaranteed by WESCO Distribution on a senior subordinated basis to all existing and future senior indebtedness of WESCO Distribution.
Condensed consolidating financial information for WESCO International, WESCO Distribution, Inc. and the non-guarantor subsidiaries is as follows:

CONDENSED CONSOLIDATING BALANCE SHEETS

	December 31, 2011
	(In thousands)
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Cash and cash equivalents	$5	$44,412	$19,452	$—	$63,869
Trade accounts receivable, net	—	—	939,422	—	939,422
Inventories, net	—	341,423	285,544	—	626,967
Other current assets	270	32,548	74,344	—	107,162
Total curent assets	275	418,383	1,318,762	—	1,737,420
Intercompany receivables, net	—	—	1,881,208	(1,881,208)	—
Property, buildings and equipment, net	—	54,038	79,512	—	133,550
Intangible assets, net	—	6,981	149,893	—	156,874
Goodwill and other intangibles, net	—	246,125	762,002	—	1,008,127
Investments in affiliates and other noncurrent assets	2,219,142	3,412,735	31,745	(5,621,141)	42,481
Total assets	$2,219,417	$4,138,262	$4,223,122	$(7,502,349)	$3,078,452
Accounts payable	$—	$423,509	$219,268	$—	$642,777
Other current liabilities	7,797	6,510	188,762	—	203,069
Total current liabilities	7,797	430,019	408,030	—	845,846
Intercompany payables, net	668,447	1,142,761	—	(1,811,208)	—
Long-term debt	169,054	188,081	285,787	—	642,922
Other noncurrent liabilities	28,131	163,177	52,466	—	243,774
Stockholders’ equity	1,345,988	2,214,224	3,406,839	(5,621,141)	1,345,910
Total liabilities and stockholders’ equity	$2,219,417	$4,138,262	$4,153,122	$(7,432,349)	$3,078,452

	December 31, 2010
	(In thousands)
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Cash and cash equivalents	$1	$32,341	$21,235	$—	$53,577
Trade accounts receivable, net	—	—	792,681	—	792,681
Inventories, net	—	321,111	267,737	—	588,848
Other current assets	(4,492)	90,105	(7,033)	—	78,580
Total current assets	(4,491)	443,557	1,074,620	—	1,513,686
Intercompany receivables, net	—	—	1,933,768	(1,933,768)	—
Property, buildings and equipment, net	—	41,115	76,930	—	118,045
Intangible assets, net	—	7,817	152,490	—	160,307
Goodwill and other intangibles, net	—	240,313	745,401	—	985,714
Investments in affiliates and other noncurrent assets	2,002,358	3,237,808	39,527	(5,230,671)	49,022
Total assets	$1,997,867	$3,970,610	$4,022,736	$(7,164,439)	$2,826,774
Accounts payable	$—	$349,250	$188,255	$—	$537,505
Other current liabilities	8,016	17,562	145,150	—	170,728
Total current liabilities	8,016	366,812	333,405	—	708,233
Intercompany payables, net	646,607	1,287,161	—	(1,933,768)	—
Long-term debt	166,573	151,755	407,565	—	725,893
Other noncurrent liabilities	28,077	167,705	48,272	—	244,054
Stockholders’ equity	1,148,594	1,997,177	3,233,494	(5,230,671)	1,148,594
Total liabilities and stockholders’ equity	$1,997,867	$3,970,610	$4,022,736	$(7,164,439)	$2,826,774

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Year ended December 31, 2011
	(In thousands)
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net sales	$—	$3,230,753	$2,998,639	$(103,674)	$6,125,718
Cost of goods sold	—	2,585,978	2,406,845	(103,674)	4,889,149
Selling, general and administrative expenses	70	546,902	325,011	—	871,983
Depreciation and amortization	—	11,996	19,611	—	31,607
Results of affiliates’ operations	229,621	173,421	—	(403,042)	—
Interest expense, net	23,990	16,520	13,093	—	53,603
Other income	—	—	—	—	—
Provision for income taxes	9,321	13,157	60,658	—	83,136
Net income (loss)	196,240	229,621	173,421	(403,042)	196,240
Less: Net loss attributable to noncontrolling interest	—	—	(11)	—	(11)
Net income (loss) attributable to WESCO International, Inc.	$196,240	$229,621	$173,432	$(403,042)	$196,251

	Year ended December 31, 2010
	(In thousands)
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net sales	$—	$2,820,855	$2,318,495	$(75,488)	$5,063,862
Cost of goods sold	—	2,262,038	1,878,875	(75,488)	4,065,425
Selling, general and administrative expenses	234	518,100	245,249	—	763,583
Depreciation and amortization	—	12,581	11,354	—	23,935
Results of affiliates’ operations	153,107	126,711	—	(279,818)	—
Interest expense, net	27,565	16,816	13,182	—	57,563
Other income	—	(4,285)	—	—	(4,285)
Provision for income taxes	9,831	(10,791)	43,124	—	42,164
Net income (loss) attributable to WESCO International, Inc.	$115,477	$153,107	$126,711	$(279,818)	$115,477

CONDENSED CONSOLIDATING STATEMENTS OF INCOME (continued)

	Year ended December 31, 2009
	(In thousands)
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net sales	$—	$3,049,745	$1,574,209	$—	$4,623,954
Cost of goods sold	—	2,470,956	1,253,105	—	3,724,061
Selling, general and administrative expenses	39	503,831	190,026	—	693,896
Depreciation and amortization	—	19,736	6,309	—	26,045
Results of affiliates’ operations	136,606	99,375	—	(235,981)	—
Interest expense, net	28,014	16,106	9,634	—	53,754
Gain on debt exchange	(5,962)	—	—	—	(5,962)
Other income	—	(4,991)	—	—	(4,991)
Provision for income taxes	9,427	6,876	15,760	—	32,063
Net income (loss) attributable to WESCO International, Inc.	$105,088	$136,606	$99,375	$(235,981)	$105,088

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year ended December 31, 2011
	(In thousands)
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net cash (used) provided by operating activities	$(19,823)	$181,348	$6,008	$—	$167,533
Investing activities:
Capital expenditures	—	(30,546)	(2,801)	—	(33,347)
Acquisition payments	—	(48,093)	—	—	(48,093)
Other	—	97	—	—	97
Net cash used in investing activities	—	(78,542)	(2,801)	—	(81,343)
Financing activities:
Net borrowings (repayments)	21,840	(105,931)	—	—	(84,091)
Equity transactions	(2,013)	—	—	—	(2,013)
Other	—	15,196	—	—	15,196
Net cash provided (used) by financing activities	19,827	(90,735)	—	—	(70,908)
Effect of exchange rate changes on cash and cash equivalents	—	—	(4,990)	—	(4,990)
Net change in cash and cash equivalents	4	12,071	(1,783)	—	10,292
Cash and cash equivalents at the beginning of year	1	32,341	21,235	—	53,577
Cash and cash equivalents at the end of period	$5	$44,412	$19,452	$—	$63,869

	Year ended December 31, 2010
	(In thousands)
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net cash (used) provided by operating activities	$(96,685)	$301,578	$(77,610)	$—	$127,283
Investing activities:
Capital expenditures	—	(14,702)	(430)	—	(15,132)
Acquisition payments	—	(265,397)	—	—	(265,397)
Sale of subsidiary	—	40,000	—	—	40,000
Other	—	19,986	—	—	19,986
Net cash used in investing activities	—	(220,113)	(430)	—	(220,543)
Financing activities:
Net borrowings (repayments)	92,350	(58,894)	—	—	33,456
Equity transactions	4,333	—	—	—	4,333
Other	—	(7,154)	—	—	(7,154)
Net cash provided (used) by financing activities	96,683	(66,048)	—	—	30,635
Effect of exchange rate changes on cash and cash equivalents	—	—	3,873	—	3,873
Net change in cash and cash equivalents	(2)	15,417	(74,167)	—	(58,752)
Cash and cash equivalents at the beginning of year	3	16,924	95,402	—	112,329
Cash and cash equivalents at the end of period	$1	$32,341	$21,235	$—	$53,577

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (continued)

	Year ended December 31, 2009
	(In thousands)
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net cash (used) provided by operating activities	$(61,795)	$335,097	$18,362	$—	$291,664
Investing activities:
Capital expenditures	—	(12,161)	(809)	—	(12,970)
Acquisition payments	—	(262)	—	—	(262)
Other	—	2,540	—	—	2,540
Net cash used in investing activities	—	(9,883)	(809)	—	(10,692)
Financing activities:
Net borrowings (repayments)	59,235	(314,817)	—	—	(255,582)
Equity transactions	2,563	—	—	—	2,563
Other	—	(11,926)	—	—	(11,926)
Net cash provided (used) by financing activities	61,798	(326,743)	—	—	(264,945)
Effect of exchange rate changes on cash and cash equivalents	—	—	9,964	—	9,964
Net change in cash and cash equivalents	3	(1,529)	27,517	—	25,991
Cash and cash equivalents at the beginning of year	—	18,453	67,885	—	86,338
Cash and cash equivalents at the end of period	$3	$16,924	$95,402	$—	$112,329

17. SELECTED QUARTERLY FINANCIAL DATA (unaudited)
The following table sets forth selected quarterly financial data for the years ended December 31, 2011 and 2010:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2011
Net Sales	$1,431,305	$1,524,515	$1,580,376	$1,589,522
Cost of goods sold	1,145,255	1,217,666	1,264,745	1,261,483
Income from operations	64,745	84,996	91,752	91,486
Income before income taxes	52,104	71,065	76,673	79,534
Net income	37,305	50,207	53,890	54,838
Net income attributable to WESCO International, Inc.	37,305	50,207	53,890	54,849
Basic earnings per share attributable to WESCO International, Inc.(A)	0.87	1.16	1.24	1.27
Diluted earnings per share attributable to WESCO International, Inc.(B)	0.74	1.00	1.11	1.12

2010
Net Sales	$1,148,599	$1,259,121	$1,324,555	$1,331,587
Cost of goods sold	921,183	1,016,169	1,066,769	1,061,304
Income from operations	38,276	51,355	61,246	60,042
Income before income taxes	27,252	38,733	47,498	44,158
Net income	19,200	27,793	33,661	34,823
Net income attributable to WESCO International, Inc.	19,200	27,793	33,661	34,823
Basic earnings per share attributable to WESCO International, Inc.(A)	0.45	0.65	0.79	0.82
Diluted earnings per share attributable to WESCO International, Inc.(B)	0.44	0.60	0.74	0.72
_________________________

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

18. SUBSEQUENT EVENT

On January 3, 2012, WESCO Distribution, Inc. completed its acquisition of RS Electronics, a leading North American distributor of electronic and electrical products serving primarily the industrial, medical equipment, automotive, and contract manufacturing end markets with eight branches located in the midwest and southeastern United States and approximately $60 million in annual sales. WESCO funded the purchase price paid at closing with cash and borrowings under the Receivables Facility. The purchase price allocation will be completed during the first quarter of 2012.

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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011. Management has excluded Brews Supply, Ltd. from its assessment of internal control over financial reporting as of December 31, 2011 because it was acquired by the Company in a purchase business combination during October 2011. Brews Supply, Ltd. is a wholly owned subsidiary whose total assets and total revenues represent $49.2 million and $16.7 million, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2011.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
Changes in Internal Control Over Financial Reporting
During the last fiscal quarter of 2011, there were no changes in the Company’s internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information.
None.

PART III.
Item 10. Directors, Executive Officers and Corporate Governance.
The information set forth under the captions “Board of Directors” and “Executive Officers” in our definitive Proxy Statement for our 2012 Annual Meeting of Stockholders is incorporated herein by reference.
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
The information required by Item 10 that relates to our Directors and executive officers is incorporated by reference from the information appearing under the captions “Corporate Governance”, “Board and Committee Meetings” and “Security Ownership” in our definitive Proxy Statement for our 2011 Annual Meeting of Stockholders that is to be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year on December 31, 2011.
Item 11. Executive Compensation.
The information set forth under the captions “Compensation Discussion and Analysis” and “Director Compensation” in our definitive Proxy Statement for our 2012 Annual Meeting of Stockholders is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information set forth under the caption “Security Ownership” in our definitive Proxy Statement for our 2012 Annual Meeting of Stockholders is incorporated herein by reference.
The following table provides information as of December 31, 2011 with respect to the shares of our common stock that may be issued under our existing equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	4,266,533	$39.64	2,711,671
Equity compensation plans not approved by security holders	—	—	—
Total	4,266,533	$39.64	2,711,671
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information set forth under the captions “Transactions with Related Persons” and “Corporate Governance” in our definitive Proxy Statement for our 2012 Annual Meeting of Stockholders is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
The information set forth under the caption “Independent Registered Public Accounting Firm Fees and Services” in our definitive Proxy Statement for our 2012 Annual Meeting of Stockholders is incorporated herein by reference.

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
Incorporated by reference to Exhibit 2.1 to WESCO’s Registration Statement on Form S-4 (No. 333-43225)

2.2	Membership Interest Purchase Agreement, dated as of November 16, 2010, by and among WESCO Distribution, Inc., WDCH, LP, TVC Communications, L.L.C. and Palisades TVC Holding, L.L.C.	Incorporated by reference to Exhibit 2.1 to WESCO’s Current Report on Form 8-K, dated November 16, 2010

3.1	Restated Certificate of Incorporation of WESCO International, Inc.	Incorporated by reference to Exhibit 3.1 to WESCO’s Registration Statement on Form S-4 (No. 333-70404)

3.2	Amended and Restated By-laws of WESCO International, Inc., effective as of September 28, 2009.	Incorporated by reference to Exhibit 3.1 to WESCO’s Current Report on Form 8-K, dated September 28, 2009

4.1	Indenture, dated as of September 22, 2005, by and among WESCO International, Inc., WESCO Distribution, Inc. and J.P. Morgan Trust Company, National Association, as Trustee.	Incorporated by reference to Exhibit 4.4 to WESCO’s Current Report on Form 8-K, dated September 21, 2005

4.2	Form of 7.50% Senior Subordinated Note due 2017.	Included in Exhibit 4.1

4.3	Indenture, dated August 27, 2009, by and among WESCO International, Inc., WESCO Distribution, Inc. and The Bank of New York, as Trustee.	Incorporated by reference to Exhibit 4.1 to WESCO’s Current Report on Form 8-K, dated August 27, 2009

4.4	Form of 6.0% Convertible Senior Debenture due 2029.	Included in Exhibit 4.5

10.1	Form of Stock Option Agreement.	Incorporated by reference to Exhibit 10.4 to WESCO’s Registration Statement on Form S-4 (No. 333-43225)

10.2	Form of Amendment to Stock Option Agreement.	Incorporated by reference to Exhibit 10.2 to WESCO’s Current Report on Form 8-K, dated March 2, 2006

Exhibit No.	Description of Exhibit	Prior Filing or Sequential Page Number
10.3	Form of Management Stock Option Agreement.	Incorporated by reference to Exhibit 10.2 to WESCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998

10.4	Form of Amendment to Management Stock Option Agreement.	Incorporated by reference to Exhibit 10.6 to WESCO’s Current Report on Form 8-K dated March 2, 2006

10.5	1999 Deferred Compensation Plan for Non-Employee Directors, as amended and restated September 20, 2007.	Filed herewith

10.6	1999 Long-Term Incentive Plan, as restated effective as of May 21, 2008.	Incorporated by reference to Appendix B to the Proxy Statement for the 2008 Annual Meeting of Stockholders filed on Schedule 14A on April 24, 2008

10.7	Form of Stock Appreciation Rights Agreement for Employees.	Filed herewith

10.8	Form of Restricted Stock Unit Agreement for Employees.	Filed herewith

10.9	Form of Stock Appreciation Rights Agreement for Non-Employee Directors.	Incorporated by reference to Exhibit 10.3 to WESCO’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010

10.10	Form of Restricted Stock Unit Agreement for Non-Employee Directors.	Incorporated by reference to Exhibit 10.4 to WESCO’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010

10.11	Lease dated December 13, 2002 between WESCO Distribution, Inc. and WESCO Real Estate IV, LLC.	Incorporated by reference to Exhibit 10.27 to WESCO’s Annual Report on Form 10-K for the year ended December 31, 2002

10.12	Lease Guaranty dated December 13, 2002 by WESCO International, Inc. in favor of WESCO Real Estate IV, LLC.	Incorporated by reference to Exhibit 10.28 to WESCO’s Annual Report on Form 10-K for the year ended December 31, 2002

10.13	Amended and Restated Registration and Participation Agreement, dated as of June 5, 1998, among WESCO International, Inc. and certain security holders of WESCO International, Inc. named therein.	Incorporated by reference to Exhibit 10.19 to WESCO’s Registration Statement on Form S-4 (No. 333-43225)

10.14	Loan Agreement between Bear Stearns Commercial Mortgage, Inc. and WESCO Real Estate IV, LLC, dated December 13, 2002.	Incorporated by reference to Exhibit 10.26 to WESCO’s Annual Report on Form 10-K for the year ended December 31, 2002

10.15	Guaranty of Non-Recourse Exceptions Agreement dated December 13, 2002 by WESCO International, Inc. in favor of Bear Stearns Commercial Mortgage, Inc.	Incorporated by reference to Exhibit 10.29 to WESCO’s Annual Report on Form 10-K for the year ended December 31, 2002

10.16	Environmental Indemnity Agreement dated December 13, 2002 made by WESCO Real Estate IV, Inc. and WESCO International, Inc. in favor of Bear Stearns Commercial Mortgage, Inc.	Incorporated by reference to Exhibit 10.30 to WESCO’s Annual Report on Form 10-K for the year ended December 31, 2002

10.17	Asset Purchase Agreement, dated as of September 11, 1998, among Bruckner Supply Company, Inc. and WESCO Distribution, Inc.	Incorporated by reference to Exhibit 2.01 to WESCO’s Current Report on Form 8-K, dated September 11, 1998

Exhibit No.	Description of Exhibit	Prior Filing or Sequential Page Number
10.18	Amendment dated March 29, 2002 to Asset Purchase Agreement, dated as of September 11, 1998, among Bruckner Supply Company, Inc. and WESCO Distribution, Inc.	Incorporated by reference to Exhibit 10.25 to WESCO’s Annual Report on Form 10-K for the year ended December 31, 2002

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
Incorporated by reference to Exhibit 2.1 to WESCO’s Current Report on Form 8-K, dated November 8, 2006

10.21
Credit Agreement, dates as of August 22, 2011, by and among WESCO Distribution, Inc., the other U.S. Borrowers party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent.
Incorporated by reference to Exhibit 10.1 to WESCO's Current Report on Form 8-K, dated August 22, 2011

10.22
Third Amended and Restated Receivables Purchase Agreement, dated as of April 13, 2009, by and among WESCO Receivables Corp., WESCO Distribution, Inc., the Purchasers and Purchaser Agents party thereto and PNC Bank, National Association (as successor to Wachovia Capital Markets, LLC), as Administrator.
Incorporated by reference to Exhibit 10.1 to WESCO’s Current Report on Form 8-K, dated April 13, 2009

10.23	First Amendment to the Third Amended and Restated Receivables Purchase Agreement, dated as of August 31, 2009.	Incorporated by reference to Exhibit 10.4 to WESCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009

10.24	Second Amendment to the Third Amended and Restated Receivables Purchase Agreement, dated as of September 7, 2010.	Incorporated by reference to Exhibit 10.1 to WESCO’s Current Report on Form 8-K, dated September 7, 2010

10.25	Third Amendment to the Third Amended and Restated Receivables Purchase Agreement, dated as of December 16, 2010.	Incorporated by reference to Exhibit 10.1 to WESCO’s Current Report on Form 8-K, dated December 16, 2010

10.26	Term Sheet, dated May 21, 2009, memorializing terms of employment of Richard P. Heyse by WESCO International, Inc.	Incorporated by reference to Exhibit 10.23 to WESCO’s Annual Report on Form 10-K for the year ended December 31, 2009

10.27	Amended and Restated Employment Agreement, dated as of September 1, 2009, between WESCO International Inc. and John J. Engel.	Incorporated by reference to Exhibit 10.2 to WESCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009

Exhibit No.	Description of Exhibit	Prior Filing or Sequential Page Number
10.28	Amended and Restated Employment Agreement, dated as of September 1, 2009, between WESCO International Inc. and Stephen A. Van Oss.	Incorporated by reference to Exhibit 10.3 to WESCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009

10.29	Term Sheet, dated January 15, 2010, memorializing terms of employment of Diane Lazzaris by WESCO International, Inc.	Incorporated by reference to Exhibit 10.28 to WESCO’s Annual Report on Form 10-K for the year ended December 31, 2009

10.30	Term Sheet, dated June 18, 2010, memorializing terms of employment of Kimberly Windrow by WESCO International, Inc.	Incorporated by reference to Exhibit 10.1 to WESCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010

21.1	Subsidiaries of WESCO.	Filed herewith

23.1	Consent of PricewaterhouseCoopers LLP.	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act.	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act.	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

101	Interactive Data File*	Filed herewith
________________________

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
Copies of exhibits may be retrieved electronically at the Securities and Exchange Commission’s home page at www.sec.gov. Exhibits will also be furnished without charge by writing to Stephen A. Van Oss, Senior Vice President, Chief Operating Officer and interim Chief Financial Officer, 225 West Station Square Drive, Suite 700, Pittsburgh, Pennsylvania 15219. Requests may also be directed to (412) 454-2200.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESCO INTERNATIONAL, INC.
By:	/s/ JOHN J. ENGEL
	Name:	John J. Engel
	Title:	Chairman, President and Chief Executive Officer
	Date:	February 22, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN J. ENGEL	Chairman, President and Chief Executive Officer	February 22, 2012
John J. Engel	(Principal Executive Officer)

/s/ STEPHEN A. VAN OSS	Senior Vice President, Chief Operating Officer and interim Chief Financial Officer	February 22, 2012
Stephen A. Van Oss	(Principal Financial and Accounting Officer)

/s/ SANDRA BEACH LIN	Director	February 22, 2012
Sandra Beach Lin

/s/ GEORGE L. MILES, JR.	Director	February 22, 2012
George L. Miles, Jr.

/s/ JOHN K. MORGAN	Director	February 22, 2012
John K. Morgan

/s/ STEVEN A. RAYMUND	Director	February 22, 2012
Steven A. Raymund

/s/ JAMES L. SINGLETON	Director	February 22, 2012
James L. Singleton

/s/ ROBERT J. TARR, JR.	Director	February 22, 2012
Robert J. Tarr, Jr.

/s/ LYNN M. UTTER	Director	February 22, 2012
Lynn M. Utter

/s/ WILLIAM J. VARESCHI	Director	February 22, 2012
William J. Vareschi

Schedule II—Valuation and Qualifying Accounts

	Col. A	Col. B	Col. C	Col. D	Col. E
	(In thousands)
	Balance at Beginning	Charged to	Charged to Other		Balance at
(In thousands)	of Period	Expense	Accounts	Deductions(1)	End of Period
Allowance for doubtful accounts
Year ended December 31, 2011	$18,562	$6,583	$—	$(3,555)	$21,590
Year ended December 31, 2010	20,060	6,439	—	(7,937)	18,562
Year ended December 31, 2009	19,665	6,072	2,059	(7,736)	20,060
_________________________

(1)	Includes a reduction in the allowance for doubtful accounts due to write-off of accounts receivable.