Form 10-Q
period 2012-03-31
WESCO INTERNATIONAL INC
filed 2012-05-03
CIK 929008

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-14989
WESCO International, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	25-1723342 (I.R.S. Employer Identification No.)

225 West Station Square Drive Suite 700 Pittsburgh, Pennsylvania (Address of principal executive offices)	(412) 454-2200 (Registrant's telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of May 1, 2012, WESCO International, Inc. had 43,583,551 shares of common stock outstanding.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

Table of Contents

Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011 (unaudited)	2
Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2012 and 2011 (unaudited)	3
Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 (unaudited)	4
Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	17

Item 4. Controls and Procedures	17

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	18

Item 6. Exhibits	18

Signatures and Certifications	19

EX-10.1
EX-10.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

Amounts in thousands, except share data	March 31, 2012	December 31, 2011

Assets
Current Assets:
Cash and cash equivalents	$63,641	$63,869
Trade accounts receivable, net of allowance for doubtful accounts of $21,347 and $21,590 in 2012 and 2011, respectively	1,006,398	939,422
Other accounts receivable	25,634	43,442
Inventories, net	634,659	626,967
Current deferred income taxes	29,509	28,217
Income taxes receivable	11,885	12,206
Prepaid expenses and other current assets	22,680	23,297
Total current assets	1,794,406	1,737,420
Property, buildings and equipment, net	134,455	133,550
Intangible assets, net	154,130	156,874
Goodwill	1,022,726	1,008,127
Deferred income taxes	17,412	18,090
Other assets	24,072	24,391
Total assets	$3,147,201	$3,078,452
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$699,296	$642,777
Accrued payroll and benefit costs	51,793	76,915
Short-term debt	12,734	3,261
Current portion of long-term debt	2,482	3,150
Bank overdrafts	45,502	47,489
Other current liabilities	66,364	72,254
Total current liabilities	878,171	845,846
Long-term debt, net of discount of $175,200 and $175,908 in 2012 and 2011, respectively	603,328	642,922
Deferred income taxes	230,167	223,005
Other noncurrent liabilities	24,356	20,769
Total liabilities	$1,736,022	$1,732,542
Commitments and contingencies (Note 6)
Stockholders’ Equity:
Preferred stock, $.01 par value; 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 210,000,000 shares authorized, 57,167,892 and 57,021,523 shares issued and 43,529,732 and 43,424,031 shares outstanding in 2012 and 2011, respectively	572	571
Class B nonvoting convertible common stock, $.01 par value; 20,000,000 shares authorized, 4,339,431 issued and no shares outstanding in 2012 and 2011, respectively	43	43
Additional capital	1,042,620	1,036,867
Retained earnings	944,767	891,789
Treasury stock, at cost; 17,977,591 and 17,936,923 shares in 2012 and 2011, respectively	(595,944)	(593,329)
Accumulated other comprehensive income	19,247	10,057
Total WESCO International stockholders' equity	1,411,305	1,345,998
Noncontrolling interest	(126)	(88)
Total stockholders’ equity	1,411,179	1,345,910
Total liabilities and stockholders’ equity	$3,147,201	$3,078,452
The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended
	March 31,
Amounts in thousands, except share data	2012	2011
Net sales	$1,606,018	$1,431,305
Cost of goods sold (excluding depreciation and amortization below)	1,286,268	1,145,255
Selling, general and administrative expenses	228,139	213,759
Depreciation and amortization	8,079	7,546
Income from operations	83,532	64,745
Interest expense, net	8,962	12,641
Income before income taxes	74,570	52,104
Provision for income taxes	21,630	14,799
Net income	52,940	37,305
Less: Net loss attributable to noncontrolling interest	(38)	—
Net income attributable to WESCO International, Inc.	$52,978	$37,305
Comprehensive income:
Foreign currency translation adjustment	9,190	7,986
Comprehensive income attributable to WESCO International, Inc.	$62,168	$45,291

Earnings per share attributable to WESCO International, Inc.
Basic	$1.22	$0.87
Diluted	$1.03	$0.74

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31,
Amounts in thousands	2012	2011
Operating Activities:
Net income	$52,940	$37,305
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,079	7,546
Amortization of debt issuance costs	633	655
Amortization of debt discount	696	606
Deferred income taxes	7,245	(80)
Stock-based compensation expense	3,803	4,979
Loss on sale of property, buildings and equipment	173	29
Excess tax benefit from stock-based compensation	(1,880)	(1,017)
Interest related to uncertain tax positions	(3,214)	127
Changes in assets and liabilities
Trade and other receivables, net	(38,214)	(69,711)
Inventories, net	1,986	(38,666)
Prepaid expenses and other current assets	5,159	2,859
Accounts payable	50,330	107,397
Accrued payroll and benefit costs	(25,890)	(16,682)
Other current and noncurrent liabilities	(3,507)	(3,566)
Net cash provided by operating activities	58,339	31,781

Investing Activities:
Capital expenditures	(4,509)	(5,559)
Acquisition payments, net of cash acquired	(21,980)	(7,798)
Proceeds from sale of assets	11	42
Net cash used in investing activities	(26,478)	(13,315)

Financing Activities:
Proceeds from issuance of long-term debt	153,753	118,146
Repayments of long-term debt	(185,605)	(140,258)
Debt issuance costs	(106)	(195)
Proceeds from the exercise of stock options	132	211
Excess tax benefit from stock-based compensation	1,880	1,017
Repurchase of common stock	(2,617)	(1,239)
Increase (decrease) in bank overdrafts	(1,987)	1,660
Payments on capital lease obligations	(439)	(359)
Net cash used in financing activities	(34,989)	(21,017)

Effect of exchange rate changes on cash and cash equivalents	2,900	1,406

Net change in cash and cash equivalents	(228)	(1,145)
Cash and cash equivalents at the beginning of period	63,869	53,577
Cash and cash equivalents at the end of period	$63,641	$52,432

Supplemental disclosures:
Non-cash investing and financing activities:
Property, buildings and equipment acquired through capital leases	$473	$130
Issuance of treasury stock	—	960
The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. ORGANIZATION
WESCO International, Inc. and its subsidiaries (collectively, “WESCO”), headquartered in Pittsburgh, Pennsylvania, is a full-line distributor of electrical, industrial and communications maintenance, repair and operating (“MRO”) and original equipment manufactures (“OEM”) products, construction materials, and advanced supply chain management and logistics services used primarily in the industrial, construction, utility and commercial, institutional and government markets. We serve over 65,000 active customers globally, through approximately 400 full service branches and eight distribution centers located primarily in the United States, Canada and Mexico, with offices in 11 additional countries.

2. ACCOUNTING POLICIES
Basis of Presentation
The unaudited condensed consolidated financial statements of WESCO have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in WESCO’s 2011 Annual Report on Form 10-K filed with the SEC. The December 31, 2011 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States.
The unaudited condensed consolidated balance sheet as of March 31, 2012, the unaudited condensed consolidated statements of income for the three months ended March 31, 2012 and 2011, respectively, and the unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2012 and 2011, respectively, in the opinion of management, have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair statement of the results of the interim periods. All adjustments reflected in the unaudited condensed consolidated financial statements are of a normal recurring nature unless indicated. Results for the interim periods presented are not necessarily indicative of the results to be expected for the full year.
Reclassification
Certain prior period amounts have been reclassified to conform with the current period's financial statement presentation.
Fair Value of Financial Instruments
The Company measures the fair value of financial assets and liabilities based on the guidance of ASC 820, "Fair Value Measurements and Disclosures," which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.
ASC 820 establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:
Level 1 inputs are quoted prices in active markets for identical assets or liabilities.
Level 2 inputs include inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of assets or liabilities.
Level 3 inputs are unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.
At March 31, 2012, the par value of WESCO’s fixed rate long-term debt was $494.9 million and the fair value was approximately $983.5 million. At December 31, 2011, the par value of WESCO’s fixed rate long-term debt was $495.0 million and the fair value was approximately $850.9 million. The fair value of WESCO’s fixed rate long-term debt is based on quoted prices in active markets and is therefore classified as Level 1 within the valuation hierarchy. The reported carrying amounts of WESCO’s other debt instruments approximate their fair values and are classified as Level 2 within the valuation hierarchy.
Recent Accounting Pronouncements

Pronouncements issued by the Financial Accounting Standards Board (the “FASB”) or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to WESCO’s financial position, results of operations or cash flows.
3. STOCK-BASED COMPENSATION
WESCO’s stock-based employee compensation plans are comprised of stock options, stock-settled stock appreciation rights, restricted stock units and performance-based awards. Compensation cost for all stock-based awards is measured at fair value on the date of grant, and compensation cost is recognized, net of estimated forfeitures, over the service period for awards expected to vest. The fair value of stock options and stock-settled appreciation rights is determined using the Black-Scholes valuation model. The fair value of restricted stock units is determined by the grant-date closing price of WESCO’s common stock. The forfeiture assumption is based on WESCO’s historical employee behavior that is reviewed on an annual basis. No dividends are assumed.
During the three month periods ended March 31, 2012 and 2011, WESCO granted the following stock-settled stock appreciation rights, restricted stock units and performance-based awards at the following weighted average assumptions:

	Three Months Ended March 31,
	2012	2011
Stock-settled appreciation rights granted	249,582	379,757
Restricted stock units granted	72,324	53,852
Performance-based awards granted	46,804	—
Risk free interest rate	0.9%	2.4%
Expected life (in years)	5.0	5.0
Expected volatility	50%	49%
For the three months ended March 31, 2012 and 2011, the weighted average fair value per stock-settled appreciation right granted was $27.98 and $26.90, respectively. For the three months ended March 31, 2012 and 2011, the weighted average fair value per restricted stock unit granted was $64.33 and $60.05, respectively. For the three months ended March 31, 2012, the weighted average fair value per performance-based award granted was $75.72.
The following table sets forth a summary of stock options and stock-settled stock appreciation rights and related information for the three months ended March 31, 2012:

	Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2011	4,266,533	$39.64
Granted	249,582	64.33
Exercised	(303,114)	33.69
Forfeited	(5,000)	69.00
Outstanding at March 31, 2012	4,208,001	41.50	6.1	$92,601
Exercisable at March 31, 2012	2,996,413	$40.60	5.2	$69,000
The following table sets forth a summary of restricted stock units and related information for the three months ended March 31, 2012:

	Awards	Weighted Average Fair Value
Unvested at December 31, 2011	203,291	$37.16
Granted	72,324	64.33
Vested	—	—
Forfeited	—	—
Unvested at March 31, 2012	275,615	$44.29

Performance shares are awards for which the vesting will occur based on market or performance conditions. The following table sets forth a summary of performance-based awards for the three months ended March 31, 2012:

	Awards	Weighted Average Fair Value
Unvested at December 31, 2011	—	—
Granted	46,804	$75.72
Vested	—	—
Forfeited	—	—
Unvested at March 31, 2012	46,804	$75.72

The performance-based awards in the table above include 23,402 shares in which vesting of the ultimate number of shares underlying such awards will be dependent upon WESCO's total stockholder return in relation to the total stockholder return of a select group of peer companies over a three-year period. These awards are valued based upon a Monte Carlo simulation model, which is a valuation model that represents the characteristics of these grants. The probability of meeting the market criteria was considered when calculating the estimated fair market value on the date of grant. These awards were accounted for as awards with market conditions, which are recognized over the service period, regardless of whether the market conditions are achieved and the awards ultimately vest.
The fair value of the performance shares granted during the three months ended March 31, 2012 were estimated using a Monte Carlo simulation model with the following weighted-average assumptions:

Weighted Average Assumptions
Grant date share price	$64.33
WESCO expected volatility	41.97%
Peer group median volatility	33.40%
Risk-free interest rate	0.40%
Correlation	135.4%
Vesting of the remaining 23,402 shares of performance-based awards in the table above will be dependent upon the three-year average growth rate of WESCO's net income. These award are valued based upon the grant-date closing price of WESCO’s common stock. These awards were accounted for as awards with performance conditions, in which stock-based compensation expense is recognized over the performance period based upon WESCO's determination of whether it is probable that the performance targets will be achieved.
WESCO recognized $3.8 million and $5.0 million of non-cash stock-based compensation expense, which is included in selling, general and administrative expenses, for the three months ended March 31, 2012 and 2011, respectively. As of March 31, 2012, there was $27.9 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements for all awards previously made, of which approximately $11.1 million is expected to be recognized over the remainder of 2012, $10.9 million in 2013, $5.3 million in 2014 and $0.6 million in 2015.
During the three months ended March 31, 2012 and 2011, the total intrinsic value of awards exercised was $8.9 million and $6.0 million, respectively, and the total amount of cash received from the exercise of options was $0.1 million and $0.2 million, respectively. The tax benefit associated with the exercise of awards for the three months ended March 31, 2012 and 2011 totaled $1.8 million and $1.0 million, respectively, and was recorded as an increase to additional capital.
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
The following table sets forth the details of basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2012	2011
Net income attributable to WESCO International, Inc.	$52,978	$37,305
Weighted average common shares outstanding used in computing basic earnings per share	43,476,818	43,060,351
Common shares issuable upon exercise of dilutive stock options	1,340,886	1,417,346
Common shares issuable from contingently convertible debentures (see below for basis of calculation)	6,467,623	5,955,068
Weighted average common shares outstanding and common share equivalents used in computing diluted earnings per share	51,285,327	50,432,765
Earnings per share attributable to WESCO International, Inc.
Basic	$1.22	$0.87
Diluted	$1.03	$0.74

For the three months ended months ended March 31, 2012 and 2011, the computation of diluted earnings per share attributable to WESCO International, Inc. excluded 1.0 million and 1.2 million, respectively, of stock-settled stock appreciation rights at weighted average exercise prices of $64 per share and $63 per share, respectively. These amounts were excluded because their effect would have been antidilutive.
Because of WESCO’s obligation to settle the par value of the 6.0% Convertible Senior Debentures due 2029 (the “2029 Debentures”) and the previously outstanding 1.75% Convertible Senior Debentures due 2026 (the “2026 Debentures”) and 2.625% Convertible Senior Debentures due 2025 (the “2025 Debentures” and together with the 2026 Debentures and 2029 Debentures, the “Debentures”) in cash upon conversion, WESCO is not required to include any shares underlying the Debentures in its diluted weighted average shares outstanding until the average stock price per share for the period exceeds the conversion price of the respective Debentures. At such time, only the number of shares that would be issuable (under the treasury stock method of accounting for share dilution) would be included, which is based upon the amount by which the average stock price exceeds the conversion price. The conversion price of the 2029 Debentures is $28.87. Share dilution is limited to a maximum of 11,949,791 shares for the 2029 Debentures. For the period ended March 31, 2012 and 2011, the effect of the Debentures on diluted earnings per share attributable to WESCO International, Inc. was a decrease of $0.15 and $0.10, respectively.
5. EMPLOYEE BENEFIT PLANS
A majority of WESCO’s employees are covered by defined contribution retirement savings plans for their services rendered subsequent to WESCO’s formation. WESCO also offers a deferred compensation plan for select individuals. For U.S. participants, WESCO will make contributions in an amount equal to 50% of the participant’s total monthly contributions up to a maximum of 6% of eligible compensation. For Canadian participants, WESCO will make contributions in an amount ranging from 1% to 7% of the participant’s eligible compensation based on years of continuous service. In addition, employer contributions may be made at the discretion of the Board of Directors. For the three months ended March 31, 2012 and 2011, WESCO incurred charges of $9.0 million and $7.8 million, respectively, for all such plans. Contributions are made in cash to defined contribution retirement savings plans. The deferred compensation plan is an unfunded plan. Employees have the option to transfer balances allocated to their accounts into any of the available investment options, including WESCO common stock.
6. COMMITMENTS AND CONTINGENCIES
WESCO is a co-defendant in a lawsuit filed in a state court in Indiana in which a customer alleges that WESCO sold defective products manufactured or remanufactured by others and is seeking monetary damages in the amount of approximately $50 million. WESCO has denied any liability, continues to believe that it has meritorious defenses and intends to vigorously defend itself against these allegations. Accordingly, no liability was recorded for this matter as of March 31, 2012. Furthermore, due to the uncertainty of this litigation, WESCO is not currently able to reasonably estimate the possible loss or range of loss from this legal proceeding.

7. INCOME TAXES
The effective tax rate for the three months ended March 31, 2012 and 2011 was 29.0% and 28.4% respectively. WESCO’s effective tax rate is lower than the federal statutory rate of 35% primarily due to benefits resulting from the recapitalization of Canadian operations, which are partially offset by nondeductible expenses, state taxes and foreign rate differences. The effective tax rate for the three months ended March 31, 2012 reflects discrete adjustments totaling $2.0 million, primarily related to changes in uncertain tax positions and changes in state taxes. The effective tax rate for the three months ended March 31, 2011 included beneficial discrete adjustments totaling $1.0 million primarily related to state taxes and adjustments for uncertain tax positions.
The total amount of net unrecognized tax benefits was $20.1 million and $20.9 million as of March 31, 2012 and December 31, 2011, respectively. A corresponding deferred tax asset in the amount of $23.1 million excluding interest was recorded in 2011. If these tax benefits were recognized in the consolidated financial statements, the portion of these amounts that would reduce WESCO’s effective tax rate would be $19.8 million and $19.7 million, respectively. This amount would be offset by the corresponding deferred tax asset discussed above.
During the next twelve months, it is reasonably possible that the amount of unrecognized tax benefits will decrease by as much as $15.5 million (all of which will be offset by the reversal of a deferred tax asset) due to possible resolution of federal, state and/or foreign tax examinations and/or the expiration of statutes of limitations. Management does not expect this decrease to have an impact on the effective tax rate.
WESCO records interest related to uncertain tax positions as a part of interest expense in the consolidated statement of income. Penalties are recognized as part of income tax expense. As of March 31, 2012 and December 31, 2011, WESCO had an accrued liability for interest related to uncertain tax positions of $8.2 million and $11.4 million, respectively. During the three months ended March 31, 2012, accrued interest and net interest expense decreased by $3.2 million as a result of a favorable Internal Revenue Service appeals settlement related to the years 2000 to 2006. There were no penalties recorded during the three months ended March 31, 2012 or 2011.
8. OTHER FINANCIAL INFORMATION
WESCO Distribution, Inc. ("WESCO Distribution"), a 100% owned subsidiary of WESCO International, Inc. ("WESCO International"), has outstanding $150.0 million in aggregate principal amount of 7.50% Senior Subordinated Notes due 2017 (the "2017 Notes"), and WESCO International has outstanding $344.9 million in aggregate principal amount of 2029 Debentures. The 2017 Notes are fully and unconditionally guaranteed by WESCO International on a subordinated basis to all existing and future senior indebtedness of WESCO International. The 2029 Debentures are fully and unconditionally guaranteed by WESCO Distribution on a senior subordinated basis to all existing and future senior indebtedness of WESCO Distribution.
Condensed consolidating financial information for WESCO International, WESCO Distribution, Inc. and the non-guarantor subsidiaries is as follows:

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
(unaudited)

	March 31, 2012
	(In thousands)
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Cash and cash equivalents	$5	$46,605	$17,031	$—	$63,641
Trade accounts receivable, net	—	—	1,006,398	—	1,006,398
Inventories, net	—	332,900	301,759	—	634,659
Other current assets	270	20,063	69,375	—	89,708
Total current assets	275	399,568	1,394,563	—	1,794,406
Intercompany receivables, net	—	—	1,821,436	(1,821,436)	—
Property, buildings and equipment, net	—	54,117	80,338	—	134,455
Intangible assets, net	—	6,774	147,356	—	154,130
Goodwill and other intangibles, net	—	246,125	776,601	—	1,022,726
Investments in affiliates and other noncurrent assets	2,287,076	3,469,046	30,962	(5,745,600)	41,484
Total assets	$2,287,351	$4,175,630	$4,251,256	$(7,567,036)	$3,147,201
Accounts payable	$—	$444,332	$254,964	$—	$699,296
Other current liabilities	2,571	(25,929)	202,233	—	178,875
Total current liabilities	2,571	418,403	457,197	—	878,171
Intercompany payables, net	675,609	1,145,827	—	(1,821,436)	—
Long-term debt	169,738	157,826	275,764	—	603,328
Other noncurrent liabilities	28,129	171,395	54,999	—	254,523
Stockholders’ equity	1,411,304	2,282,179	3,463,296	(5,745,600)	1,411,179
Total liabilities and stockholders’ equity	$2,287,351	$4,175,630	$4,251,256	$(7,567,036)	$3,147,201

	December 31, 2011
	(In thousands)
	WESCO International, Inc.	WESCO Distribution, Inc.		Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Cash and cash equivalents	$5	$44,412		$19,452	$—	$63,869
Trade accounts receivable, net	—	—		939,422	—	939,422
Inventories, net	—	341,423	—	285,544	—	626,967
Other current assets	270	32,548		74,344	—	107,162
Total current assets	275	418,383		1,318,762	—	1,737,420
Intercompany receivables, net	—	—		1,881,208	(1,881,208)	—
Property, buildings and equipment, net	—	54,038		79,512	—	133,550
Intangible assets, net	—	6,981		149,893	—	156,874
Goodwill and other intangibles, net	—	246,125		762,002	—	1,008,127
Investments in affiliates and other noncurrent assets	2,219,142	3,412,735		31,745	(5,621,141)	42,481
Total assets	$2,219,417	$4,138,262		$4,223,122	$(7,502,349)	$3,078,452
Accounts payable	$—	$423,509		$219,268	$—	$642,777
Other current liabilities	7,797	6,510		188,762	—	203,069
Total current liabilities	7,797	430,019		408,030	—	845,846
Intercompany payables, net	668,447	1,142,761		—	(1,811,208)	—
Long-term debt	169,054	188,081		285,787	—	642,922
Other noncurrent liabilities	28,131	163,177		52,466	—	243,774
Stockholders’ equity	1,345,988	2,214,224		3,406,839	(5,621,141)	1,345,910
Total liabilities and stockholders’ equity	$2,219,417	$4,138,262		$4,153,122	$(7,432,349)	$3,078,452

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended March 31, 2012
	(In thousands)
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net sales	$—	$853,843	$787,401	$(35,226)	$1,606,018
Cost of goods sold	—	682,843	638,651	(35,226)	1,286,268
Selling, general and administrative expenses	17	145,856	82,266	—	228,139
Depreciation and amortization	—	3,472	4,607	—	8,079
Results of affiliates’ operations	58,767	56,433	—	(115,200)	—
Interest expense, net	5,810	485	2,667	—	8,962
Provision for income taxes	—	18,853	2,777	—	21,630
Net income (loss)	52,940	58,767	56,433	(115,200)	52,940
Less: Net loss attributable to noncontrolling interest	—	—	(38)	—	(38)
Net income (loss) attributable to WESCO International, Inc.	$52,940	$58,767	$56,471	$(115,200)	$52,978
Comprehensive income:
Foreign currency translation adjustment	9,190	9,190	9,190	(18,380)	9,190
Comprehensive income attributable to WESCO International, Inc.	$62,130	$67,957	$65,661	$(133,580)	$62,168

	Three Months Ended March 31, 2011
	(In thousands)
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net sales	$—	$739,274	$710,564	$(18,533)	$1,431,305
Cost of goods sold	—	591,846	571,942	(18,533)	1,145,255
Selling, general and administrative expenses	38	136,540	77,181	—	213,759
Depreciation and amortization	—	2,675	4,871	—	7,546
Results of affiliates’ operations	43,197	48,023	—	(91,220)	—
Interest expense, net	5,854	3,708	3,079	—	12,641
Provision for income taxes	—	9,331	5,468	—	14,799
Net income (loss) attributable to WESCO International, Inc.	$37,305	$43,197	$48,023	$(91,220)	$37,305
Comprehensive income:
Foreign currency translation adjustment	7,986	7,986	7,986	(15,972)	7,986
Comprehensive income attributable to WESCO International, Inc.	$45,291	$51,183	$56,009	$(107,192)	$45,291

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31, 2012
	(In thousands)
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net cash (used) provided by operating activities	$(6,557)	$70,067	$(5,171)	$—	$58,339
Investing activities:
Capital expenditures	—	(4,359)	(150)	—	(4,509)
Acquisition payments	—	(21,980)	—	—	(21,980)
Other	—	11	—	—	11
Net cash used in investing activities	—	(26,328)	(150)	—	(26,478)
Financing activities:
Net borrowings (repayments)	7,162	(39,453)	—	—	(32,291)
Equity transactions	(605)	—	—	—	(605)
Other	—	(2,093)	—	—	(2,093)
Net cash provided (used) by financing activities	6,557	(41,546)	—	—	(34,989)
Effect of exchange rate changes on cash and cash equivalents	—	—	2,900	—	2,900
Net change in cash and cash equivalents	—	2,193	(2,421)	—	(228)
Cash and cash equivalents at the beginning of year	5	44,412	19,452	—	63,869
Cash and cash equivalents at the end of period	$5	$46,605	$17,031	$—	$63,641

	Three Months Ended March 31, 2011
	(In thousands)
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net cash provided (used) by operating activities	$29,668	$(3,518)	$5,631	$—	$31,781
Investing activities:
Capital expenditures	—	(4,974)	(585)	—	(5,559)
Acquisition payments	—	(7,798)	—	—	(7,798)
Other	—	42	—	—	42
Net cash used in investing activities	—	(12,730)	(585)	—	(13,315)
Financing activities:
Net (repayments) borrowings	(29,658)	7,187	—	—	(22,471)
Equity transactions	(11)	—	—	—	(11)
Other	—	1,465	—	—	1,465
Net cash (used) provided by financing activities	(29,669)	8,652	—	—	(21,017)
Effect of exchange rate changes on cash and cash equivalents	—	—	1,406	—	1,406
Net change in cash and cash equivalents	(1)	(7,596)	6,452	—	(1,145)
Cash and cash equivalents at the beginning of year	1	32,342	21,234	—	53,577
Cash and cash equivalents at the end of period	$—	$24,746	$27,686	$—	$52,432

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the information in the unaudited condensed consolidated financial statements and notes thereto included herein and WESCO International, Inc.’s Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in its 2011 Annual Report on Form 10-K. The matters discussed herein may contain forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from expectations. Certain of these risks are set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as well as the Company’s other reports filed with the Securities and Exchange Commission.

Company Overview
WESCO International, Inc., incorporated in 1993 and effectively formed in February 1994 upon acquiring a distribution business from Westinghouse Electric Corporation, is a leading North American based distributor of products and provider of advanced supply chain management and logistics services used primarily in industrial, construction, utility and commercial, institutional and government markets. We serve over 65,000 active customers globally through approximately 400 full-service branches and eight distribution centers located in the United States, Canada, and Mexico, with offices in 11 additional countries. Approximately 80% of our net sales for the first three months of 2012 were generated from operations in the United States, 16% from Canada and the remainder from other countries.
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
Our financial results for the first three months of 2012 reflect improving conditions in a number of our served markets, successful growth initiatives, the positive impact from recent acquisitions, higher product prices and product costs, and effective spending control. Net sales increased $174.7 million, or 12.2%, over the same period last year. Cost of goods sold as a percentage of net sales was 80.1% and 80.0% for the first three months of 2012 and 2011, respectively. Operating income increased by $18.8 million, or 29.0%, primarily from organic growth of the base business and recent acquisitions. Net income attributable to WESCO International, Inc. for the three months ended March 31, 2012 and 2011 was $52.9 million and $37.3 million, respectively.

Cash Flow
We generated $58.3 million in operating cash flow for the first three months of 2012. Included in this amount was increased income as a result of improved operating results offset by investments in working capital to fund our growth. Investing activities included payments of $22.0 million for the acquisition of the business of RS Electronics and $4.5 million for capital expenditures. Financing activities consisted of borrowings and repayments of $59.4 million and $90.1 million, respectively, related to our Revolving Credit Facility, and borrowings and repayments of $85.0 million and $95.0 million, respectively, related to our accounts receivable securitization facility (the “Receivables Facility”).

Financing Availability
As of March 31, 2012, we had $555.5 million in total available borrowing capacity. The available borrowing capacity under our Revolving Credit Facility, which has a maturity date in August 2016, was $356.7 million, of which $227.5 million was available for U.S. borrowings and $129.2 million was available for Canadian borrowings. The available borrowing capacity under the Receivables Facility, which has a maturity date in August 2014, was $198.8 million. We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions. For further discussion refer to “Liquidity and Capital Resources.”

Critical Accounting Policies and Estimates
During the three months ended March 31, 2012, there were no significant changes to our critical accounting policies and estimates referenced in our 2011 Annual Report on Form 10-K.
Results of Operations
First Quarter of 2012 versus First Quarter of 2011
The following table sets forth the percentage relationship to net sales of certain items in our condensed consolidated statements of income for the periods presented:

	Three Months Ended
	March 31,
	2012	2011
Net sales	100.0%	100.0%
Cost of goods sold	80.1	80.0
Selling, general and administrative expenses	14.2	15.0
Depreciation and amortization	0.5	0.5
Income from operations	5.2	4.5
Interest expense	0.6	0.9
Income before income taxes	4.6	3.6
Provision for income taxes	1.3	1.0
Net income attributable to WESCO International, Inc.	3.3%	2.6%

Net sales in the first quarter of 2012 totaled $1,606.0 million versus $1,431.3 million in the comparable period for 2011, an increase of $174.7 million, or 12.2%, over the same period last year. Sales were positively impacted by our growth initiatives and improved conditions in our markets served. The increase in net sales includes a positive impact from acquisitions of 2.6% and a positive impact of 1.6% due to one additional workday in the first quarter of 2012. Additionally, management estimates the price impact on net sales was approximately 1.5%. Foreign exchange did not have a significant impact on net sales during the first quarter of 2012.

Cost of goods sold for the first quarter of 2012 was $1,286.3 million versus $1,145.3 million for the comparable period in 2011, and cost of goods sold as a percentage of net sales was 80.1% and 80.0% in 2012 and 2011, respectively. The increase in the cost of goods sold percentage was primarily due to an unfavorable sales shipment type mix.

Selling, general and administrative ("SG&A") expenses in the first quarter of 2012 totaled $228.1 million versus $213.8 million in last year's comparable quarter. The increase in SG&A is primarily due to compensation expenses related to the growth in sales and income, and recent acquisitions. As a percentage of net sales, SG&A expenses were 14.2% in the first quarter of 2012 compared to 15.0% in the first quarter of 2011. SG&A expenses expanded at a lower rate than sales due to the continued effectiveness of our cost control initiatives and the fixed cost nature of certain SG&A expense components.

SG&A payroll expenses for the first quarter of 2012 of $166.8 million increased by $16.4 million compared to the same quarter in 2011. The increase in payroll expenses was primarily due to an increase in salaries and wages of $10.0 million, an increase in commissions and incentives of $5.8 million and an increase in benefit costs of $3.4 million. These increases are primarily due to an increase in headcount, which is the result of both recent acquisitions and organic growth initiatives. Other SG&A payroll related expenses decreased $2.8 million.

The remaining SG&A expenses for the first quarter of 2012 of $61.3 million decreased by $2.1 million compared to the same quarter in 2011.

Depreciation and amortization for the first quarter of 2012 was $8.1 million versus $7.5 million in last year's comparable quarter. The increase in depreciation and amortization is due to the increase in capital expenditures in 2011.

Interest expense totaled $9.0 million for the first quarter of 2012 versus $12.6 million in last year's comparable quarter, a decrease of 29.1%. The decrease in interest expense is primarily attributable to an adjustment of $3.2 million of previously recorded interest related to uncertain tax positions. This adjustment was a result of a favorable Internal Revenue Service appeals settlement in the first quarter of 2012 related to the years 2000 to 2006. Amortization of the debt discount resulted in non-cash interest expense of $0.7 million in 2012 and $0.6 million in 2011.

Income tax expense totaled $21.6 million in the first quarter of 2012 compared to $14.8 million in last year's comparable quarter, and the effective tax rate was 29.0% compared to 28.4% in the same quarter in 2011. The increase in the effective tax rate is primarily due to increased income related to our Canadian operations.
For the first quarter of 2012, net income increased by $15.6 million to $52.9 million compared to $37.3 million in the first quarter of 2011.
Net loss attributable to the noncontrolling interest was less than $0.1 million for the first quarter of 2012.
Net income and diluted earnings per share attributable to WESCO International, Inc. was $52.9 million and $1.03 per share, respectively, for the first quarter of 2012, compared with $37.3 million and $0.74 per share, respectively, for the first quarter of 2011.
Liquidity and Capital Resources
Total assets at March 31, 2012 and December 31, 2011 were $3.1 billion. Total liabilities at March 31, 2012 and December 31, 2011 were $1.7 billion. Total liabilities remained unchanged primarily as a result of the increase in accounts payable of $56.5 million, which was offset by a decrease in current and long-term debt of $40.3 million and a decrease in accrued payroll and benefits costs of $25.1 million due to the payment of the 2011 management incentive compensation. Stockholders’ equity increased by 4.8% to $1,411.2 million at March 31, 2012, compared with $1,346.0 million at December 31, 2011, primarily as a result of net earnings of $52.9 million, foreign currency translation adjustments of $9.2 million, and stock-based compensation expense of $3.8 million.
Our liquidity needs generally arise from fluctuations in our working capital requirements, capital expenditures, acquisitions and debt service obligations. As of March 31, 2012, we had $356.7 million in available borrowing capacity under our Revolving Credit Facility, which combined with our $198.8 million of available borrowing capacity under our Receivables Facility and our invested cash of $16.4 million provided liquidity of $571.9 million. Invested cash included in our determination of liquidity represents cash deposited in interest bearing accounts. We believe cash provided by operations and financing activities will be adequate to cover our current operational and business needs.
We communicate on a regular basis with our lenders regarding our financial and working capital performance and liquidity position. We are in compliance with all covenants and restrictions contained in our debt agreements as of March 31, 2012.
At March 31, 2012, we had cash and cash equivalents totaling $63.6 million, of which $30.7 million was held by foreign subsidiaries. The cash held by some of our foreign subsidiaries could be subject to additional U.S. income taxes if repatriated. We believe that we are able to maintain a sufficient level of liquidity for our domestic operations and commitments without repatriation of the cash held by these foreign subsidiaries.
We did not note any conditions or events during the first quarter of 2012 requiring an interim evaluation of impairment of goodwill. We will perform our annual impairment testing of goodwill and indefinite-lived intangible assets during the fourth quarter of 2012.
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
Cash Flow
Operating Activities. Cash provided by operating activities for the first three months of 2012 totaled $58.3 million, compared with $31.8 million of cash generated for the first three months of 2011. Cash provided by operating activities included net income of $52.9 million and adjustments to net income totaling $15.5 million. Other sources of cash in 2012 were generated from an increase in accounts payable of $50.3 million due to the increase in sales activity, a decrease in prepaid expenses and other current assets of $5.2 million, and a decrease in inventory of $2.0 million. Primary uses of cash in 2012 included: $38.2 million for the increase in trade and other receivables, resulting from the increase in sales; $25.9 million for the decrease in accrued payroll and benefit costs resulting from the payment of the 2011 management incentive compensation; and $3.5 million for the decrease in other current and noncurrent liabilities. In 2011, primary sources of cash were net income of $37.3 million and adjustments to net income totaling $12.8 million. Other sources of cash included an increase in accounts payable of $107.4 million and a decrease in prepaid expenses and other current assets of $2.9 million. Primary uses of cash during the first three months of 2011 included: $69.7 million for the increase in trade and other receivables resulting from the increase in sales; $38.7 million for the increase in inventory; $16.7 million for the decrease in accrued payroll and benefits costs resulting from the payment of the 2010 management incentive compensation; and $3.6 million for the decrease in other current and noncurrent liabilities.
Investing Activities. Net cash used by investing activities for the first three months of 2012 was $26.5 million, compared with $13.3 million of net cash used during the first three months of 2011. Included in 2012 were payments of $22.0 million related to the acquisition of the business of RS Electronics. Included in 2011 were payments of $7.8 million related to the acquisition of the business of RECO. Capital expenditures were $4.5 million and $5.6 million in the first three months of 2012 and 2011, respectively.
Financing Activities. Net cash used by financing activities for the first three months of 2012 and 2011 was $35.0 million and $21.0 million, respectively. During the first three months of 2012, borrowings and repayments of long-term debt of $59.4 million and $90.1 million, respectively, were made to our Revolving Credit Facility. Borrowings and repayments of $85.0 million and $95.0 million respectively, were applied to our Receivables Facility, and there were repayments of $0.4 million to our mortgage financing facility. Financing activities in 2012 also included borrowings on our various international lines of credit of approximately $9.4 million. During the first three months of 2011, borrowings and repayments of long-term debt of $102.3 million and $99.8 million, respectively, were made to our Revolving Credit Facility. Borrowings and repayments of $15.0 million and $40.0 million, respectively, were applied to our Receivables Facility, and there were repayments of $0.4 million to our mortgage financing facility.
Contractual Cash Obligations and Other Commercial Commitments
There were no material changes in our contractual obligations and other commercial commitments that would require an update to the disclosure provided in our 2011 Annual Report on Form 10-K. Management believes that cash generated from operations, together with amounts available under our Revolving Credit Facility and the Receivables Facility, will be sufficient to meet our working capital, capital expenditures and other cash requirements for the foreseeable future. However, there can be no assurances that this will continue to be the case.
Inflation
The rate of inflation affects different commodities, the cost of products purchased, and ultimately the pricing of our different products and product classes to our customers. Our pricing related to inflation was approximately 1.5% of our sales revenue for the first three months of 2012. Historically, price changes from suppliers have been consistent with inflation and have not had a material impact on the results of operations.
Seasonality
Our operating results are not significantly affected by seasonal factors. Sales during the first and fourth quarters are generally 1 to 3% below the sales of the second and third quarters, due to a reduced level of activity during the winter months of November through February. Sales typically increase beginning in March, with slight fluctuations per month through October. During periods of economic expansion or contraction, our sales by quarter have varied significantly from this pattern.
Impact of Recently Issued Accounting Standards
See Note 2 of our Notes to the Condensed Consolidated Financial Statements for information regarding the effect of new accounting pronouncements.
Forward-Looking Statements
From time to time in this report and in other written reports and oral statements, references are made to expectations regarding our future performance. When used in this context, the words “anticipates,” “plans,” “believes,” “estimates,” “intends,” “expects,” “projects,” “will” and similar expressions may identify forward-looking statements, although not all forward-looking statements contain such words. Such statements including, but not limited to, our statements regarding business strategy, growth strategy, competitive strengths, productivity and profitability enhancement, competition, new product and service introductions and liquidity and capital resources are based on management’s beliefs, as well as on assumptions made by and information currently available to, management, and involve various risks and uncertainties, some of which are beyond our control. Our actual results could differ materially from those expressed in any forward-looking statement made by us or on our behalf. In light of these risks and uncertainties, there can be no assurance that the forward-looking information will in fact prove to be accurate. Certain of these risks are set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as well as the Company’s other reports filed with the Securities and Exchange Commission. We have undertaken no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.    Quantitative and Qualitative Disclosures about Market Risks

There have not been any material changes to our exposures to market risk during the quarter ended March 31, 2012 that would require an update to the disclosures provided in our 2011 Annual Report on Form 10-K.

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
Changes in Internal Control Over Financial Reporting

During the first quarter of 2012, there were no changes in our internal control over financial reporting identified in connection with management's evaluation of the effectiveness of our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As initially reported in our 2008 Annual Report on Form 10-K, we are a co-defendant in a lawsuit filed in a state court in Indiana in which a customer alleges that we sold defective products manufactured or remanufactured by others and is seeking monetary damages in the amount of approximately $50 million. We have denied any liability, continue to believe that we have meritorious defenses and intend to vigorously defend ourselves against these allegations. Accordingly, no liability was recorded for this matter as of March 31, 2012. Furthermore, due to the uncertainty of this litigation, we are not currently able to reasonably estimate the possible loss or range of loss from this legal proceeding.

Item 6.    Exhibits

(a)	Exhibits

10.1 Form of Performance Share Awards Agreement for Employees
10.2 Consulting and Separation Agreement between WESCO International, Inc. and Richard P. Heyse
31.1 Certification of Chief Executive Officer pursuant to Rules 13a-14(a) promulgated under the Exchange Act.
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

WESCO International, Inc.

Date: May 3, 2012	By:	/s/ Stephen A. Van Oss
Stephen A. Van Oss
Senior Vice President, Chief Operating Officer and interim Chief Financial Officer