Form 10-Q
period 2012-06-30
WESCO INTERNATIONAL INC
filed 2012-08-02
CIK 929008

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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

As of July 31, 2012, WESCO International, Inc. had 43,725,849 shares of common stock outstanding.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

Table of Contents

Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011 (unaudited)	2
Condensed Consolidated Statements of Income and Comprehensive Income for the three and six months ended	3
June 30, 2012 and 2011 (unaudited)
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011 (unaudited)	4
Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures About Market Risk	21

Item 4. Controls and Procedures	21

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	22

Item 6. Exhibits	22

Signatures and Certifications	23

EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

Amounts in thousands, except share data	June 30, 2012	December 31, 2011

Assets
Current Assets:
Cash and cash equivalents	$72,198	$63,869
Trade accounts receivable, net of allowance for doubtful accounts of $20,811 and $21,590 in 2012 and 2011, respectively	1,013,990	939,422
Other accounts receivable	34,351	43,442
Inventories, net	651,824	626,967
Current deferred income taxes	27,963	28,217
Income taxes receivable	11,794	12,206
Prepaid expenses and other current assets	24,031	23,297
Total current assets	1,836,151	1,737,420
Property, buildings and equipment, net of accumulated depreciation of $189,971 and $190,385 in 2012 and 2011, respectively	137,199	133,550
Intangible assets, net	150,964	156,874
Goodwill	1,021,106	1,008,127
Deferred income taxes	18,025	18,090
Other assets	23,242	24,391
Total assets	$3,186,687	$3,078,452
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$707,085	$642,777
Accrued payroll and benefit costs	48,316	76,915
Short-term debt	19,409	3,261
Current portion of long-term debt	2,037	3,150
Bank overdrafts	43,866	47,489
Other current liabilities	73,792	72,254
Total current liabilities	894,505	845,846
Long-term debt, net of discount of $174,485 and $175,908 in 2012 and 2011, respectively	562,750	642,922
Deferred income taxes	236,374	223,005
Other noncurrent liabilities	24,592	20,769
Total liabilities	$1,718,221	$1,732,542
Commitments and contingencies (Note 6)
Stockholders’ Equity:
Preferred stock, $.01 par value; 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 210,000,000 shares authorized, 57,314,631 and 57,021,523 shares issued and 43,630,714 and 43,424,031 shares outstanding in 2012 and 2011, respectively	574	571
Class B nonvoting convertible common stock, $.01 par value; 20,000,000 shares authorized, 4,339,431 issued and no shares outstanding in 2012 and 2011, respectively	43	43
Additional capital	1,049,523	1,036,867
Retained earnings	1,003,641	891,789
Treasury stock, at cost; 18,023,348 and 17,936,923 shares in 2012 and 2011, respectively	(598,949)	(593,329)
Accumulated other comprehensive income	13,702	10,057
Total WESCO International stockholders' equity	1,468,534	1,345,998
Noncontrolling interest	(68)	(88)
Total stockholders’ equity	1,468,466	1,345,910
Total liabilities and stockholders’ equity	$3,186,687	$3,078,452
The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Amounts in thousands, except share data	2012	2011	2012	2011
Net sales	$1,672,734	$1,524,515	$3,278,752	$2,955,820
Cost of goods sold (excluding depreciation and amortization below)	1,337,062	1,217,666	2,623,330	2,362,921
Selling, general and administrative expenses	231,179	214,212	459,318	427,971
Depreciation and amortization	8,442	7,641	16,521	15,187
Income from operations	96,051	84,996	179,583	149,741
Interest expense, net	11,477	13,931	20,439	26,572
Income before income taxes	84,574	71,065	159,144	123,169
Provision for income taxes	25,642	20,858	47,272	35,657
Net income	58,932	50,207	111,872	87,512
Less: Net income attributable to noncontrolling interest	58	—	20	—
Net income attributable to WESCO International, Inc.	$58,874	$50,207	$111,852	$87,512
Comprehensive income:
Foreign currency translation adjustment	(5,545)	1,742	3,645	9,726
Comprehensive income attributable to WESCO International, Inc.	$53,329	$51,949	$115,497	$97,238

Earnings per share attributable to WESCO International, Inc.
Basic	$1.35	$1.16	$2.57	$2.03
Diluted	$1.15	$1.00	$2.18	$1.74

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30,
Amounts in thousands	2012	2011
Operating Activities:
Net income	$111,872	$87,512
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,521	15,187
Amortization of debt issuance costs	1,265	1,322
Amortization of debt discount	1,411	1,211
Deferred income taxes	13,956	10,408
Stock-based compensation expense	8,523	9,507
Loss on sale of property, buildings and equipment	324	135
Excess tax benefit from stock-based compensation	(4,015)	(3,379)
Interest related to uncertain tax positions	(3,141)	1,258
Changes in assets and liabilities
Trade and other receivables, net	(59,065)	(106,478)
Inventories, net	(17,386)	(40,809)
Prepaid expenses and other current assets	7,309	2,112
Accounts payable	61,222	80,863
Accrued payroll and benefit costs	(29,254)	(17,301)
Other current and noncurrent liabilities	5,641	(19,031)
Net cash provided by operating activities	115,183	22,517

Investing Activities:
Capital expenditures	(12,334)	(15,857)
Acquisition payments, net of cash acquired	(21,980)	(8,308)
Proceeds from sale of assets	34	59
Net cash used in investing activities	(34,280)	(24,106)

Financing Activities:
Proceeds from issuance of short-term debt	17,315	—
Repayments of short-term debt	(919)	—
Proceeds from issuance of long-term debt	328,860	327,524
Repayments of long-term debt	(411,649)	(299,661)
Debt issuance costs	(106)	(229)
Proceeds from the exercise of stock options	208	199
Excess tax benefit from stock-based compensation	4,015	3,379
Repurchase of common stock	(5,623)	(5,975)
(Decrease) increase in bank overdrafts	(3,623)	327
Payments on capital lease obligations	(1,185)	(816)
Net cash (used in) provided by financing activities	(72,707)	24,748

Effect of exchange rate changes on cash and cash equivalents	133	1,879

Net change in cash and cash equivalents	8,329	25,038
Cash and cash equivalents at the beginning of period	63,869	53,577
Cash and cash equivalents at the end of period	$72,198	$78,615

Supplemental disclosures:
Non-cash investing and financing activities:
Property, buildings and equipment acquired through capital leases	$1,238	$180
Issuance of treasury stock	—	960
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
The unaudited condensed consolidated balance sheet as of June 30, 2012, the unaudited condensed consolidated statements of income for the three and six months ended June 30, 2012 and 2011, respectively, and the unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2012 and 2011, respectively, in the opinion of management, have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair statement of the results of the interim periods. All adjustments reflected in the unaudited condensed consolidated financial statements are of a normal recurring nature unless indicated. Results for the interim periods presented are not necessarily indicative of the results to be expected for the full year.
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
At June 30, 2012, the par value of WESCO’s fixed rate long-term debt was $494.9 million and the fair value was approximately $916.6 million. At December 31, 2011, the par value of WESCO’s fixed rate long-term debt was $495.0 million and the fair value was approximately $850.9 million. The fair value of WESCO’s fixed rate long-term debt is based on quoted prices in active markets and is therefore classified as Level 1 within the valuation hierarchy. The reported carrying amounts of WESCO’s other debt instruments approximate their fair values and are classified as Level 2 within the valuation hierarchy. Other debt instruments included in Level 2 are valued using a market approach, utilizing interest rates and other relevant information generated by market transactions involving similar instruments.
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
During the three and six month periods ended June 30, 2012 and 2011, WESCO granted the following stock-settled stock appreciation rights, restricted stock units and performance-based awards at the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Stock-settled appreciation rights granted	7,500	3,650	257,082	384,517
Restricted stock units granted	—	—	72,324	53,919
Performance-based awards granted	—	—	46,804	—
Risk free interest rate	0.7%	1.8%	0.9%	2.4%
Expected life (in years)	5.0	5.0	5.0	5.0
Expected volatility	50%	48%	50%	49%
For the three and six months ended June 30, 2012, the weighted average fair value per stock-settled appreciation right granted was $25.15 and $27.90, respectively. For the three and six months ended June 30, 2011, the weighted average fair value per stock-settled appreciation right granted was $23.86 and $26.87, respectively. For the six months ended June 30, 2012 and 2011, the weighted average fair value per restricted stock unit granted was $64.33 and $60.05, respectively. For the six months ended June 30, 2012, the weighted average fair value per performance-based award granted was $75.72.
The following table sets forth a summary of stock options and stock-settled stock appreciation rights and related information for the six months ended June 30, 2012:

	Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2011	4,266,533	$39.64
Granted	257,082	64.15
Exercised	(583,821)	32.71
Forfeited	(376)	62.08
Outstanding at June 30, 2012	3,939,418	42.27	6.1	$80,190
Exercisable at June 30, 2012	2,726,991	$41.57	5.1	$57,754
The following table sets forth a summary of restricted stock units and related information for the six months ended June 30, 2012:

	Awards	Weighted Average Fair Value
Unvested at December 31, 2011	203,291	$37.16
Granted	72,324	64.33
Vested	—	—
Forfeited	(111)	63.06
Unvested at June 30, 2012	275,504	$44.28

Performance shares are awards for which the vesting will occur based on market or performance conditions. The following table sets forth a summary of performance-based awards for the six months ended June 30, 2012:

	Awards	Weighted Average Fair Value
Unvested at December 31, 2011	—	—
Granted	46,804	$75.72
Vested	—	—
Forfeited	—	—
Unvested at June 30, 2012	46,804	$75.72

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
The fair value of the performance shares granted during the six months ended June 30, 2012 were estimated using a Monte Carlo simulation model with the following weighted-average assumptions:

Weighted Average Assumptions
Grant date share price	$64.33
WESCO expected volatility	41.97%
Peer group median volatility	33.40%
Risk-free interest rate	0.40%
Correlation	135.4%
Vesting of the remaining 23,402 shares of performance-based awards in the table above will be dependent upon the three-year average growth rate of WESCO's net income. These awards are valued based upon the grant-date closing price of WESCO’s common stock. These awards were accounted for as awards with performance conditions, in which stock-based compensation expense is recognized over the performance period based upon WESCO's determination of whether it is probable that the performance targets will be achieved.
WESCO recognized $4.7 million and $4.5 million of non-cash stock-based compensation expense, which is included in selling, general and administrative expenses, for the three months ended June 30, 2012 and 2011, respectively. WESCO recognized $8.5 million and $9.5 million of non-cash stock-based compensation expense, which is included in selling, general and administrative expenses, for the six months ended June 30, 2012 and 2011, respectively. As of June 30, 2012, there was $24.5 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements for all awards previously made, of which approximately $6.7 million is expected to be recognized over the remainder of 2012, $11.4 million in 2013, $5.7 million in 2014 and $0.7 million in 2015.
During the six months ended June 30, 2012 and 2011, the total intrinsic value of awards exercised was $17.0 million and $19.1 million, respectively. The total amount of cash received from the exercise of options was $0.2 million for both the six months ended June 30, 2012 and 2011. The tax benefit associated with the exercise of awards for the six months ended June 30, 2012 and 2011 totaled $3.9 million and $3.4 million, respectively, and was recorded as an increase to additional capital.
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
The following table sets forth the details of basic and diluted earnings per share:

	Three Months Ended
	June 30,
	2012	2011
Net income attributable to WESCO International, Inc.	$58,874	$50,207
Weighted average common shares outstanding used in computing basic earnings per share	43,605	43,190
Common shares issuable upon exercise of dilutive equity awards	1,203	1,327
Common shares issuable from contingently convertible debentures (see below for basis of calculation)	6,270	5,804
Weighted average common shares outstanding and common share equivalents used in computing diluted earnings per share	51,078	50,321
Earnings per share attributable to WESCO International, Inc.
Basic	$1.35	$1.16
Diluted	$1.15	$1.00

	Six Months Ended
	June 30,
	2012	2011
Net income attributable to WESCO International, Inc.	$111,852	$87,512
Weighted average common shares outstanding used in computing basic earnings per share	43,541	43,126
Common shares issuable upon exercise of dilutive equity awards	1,273	1,368
Common shares issuable from contingently convertible debentures (see below for basis of calculation)	6,370	5,880
Weighted average common shares outstanding and common share equivalents used in computing diluted earnings per share	51,184	50,374
Earnings per share attributable to WESCO International, Inc.
Basic	$2.57	$2.03
Diluted	$2.18	$1.74

For the three and six months ended June 30, 2012 and 2011, the computation of diluted earnings per share attributable to WESCO International, Inc. excluded 1.0 million and 1.2 million, respectively, of stock-settled stock appreciation rights at weighted average exercise prices of $64 per share and $63 per share, respectively. These amounts were excluded because their effect would have been antidilutive.
Because of WESCO’s obligation to settle the par value of the 6.0% Convertible Senior Debentures due 2029 (the “2029 Debentures”) and the previously outstanding 1.75% Convertible Senior Debentures due 2026 (the “2026 Debentures” and together with the 2029 Debentures, the “Debentures”) in cash upon conversion, WESCO is not required to include any shares underlying the Debentures in its diluted weighted average shares outstanding until the average stock price per share for the period exceeds the conversion price of the respective Debentures. At such time, only the number of shares that would be issuable (under the treasury stock method of accounting for share dilution) would be included, which is based upon the amount by which the average stock price exceeds the conversion price. The conversion price of the 2029 Debentures is $28.87. Share dilution is limited to a maximum of 11,949,721 shares for the 2029 Debentures. For the three and six months ended June 30, 2012, the effect of the Debentures on diluted earnings per share attributable to WESCO International, Inc. was a decrease of $0.16 and $0.31, respectively. For the three and six months ended June 30, 2011, the effect of the Debentures on diluted earnings per share attributable to WESCO International, Inc. was a decrease of $0.13 and $0.23, respectively.
5. EMPLOYEE BENEFIT PLANS
A majority of WESCO’s employees are covered by defined contribution retirement savings plans for their services rendered subsequent to WESCO’s formation. WESCO also offers a deferred compensation plan for select individuals. For U.S. participants, WESCO will make contributions in an amount equal to 50% of the participant’s total monthly contributions up to a maximum of 6% of eligible compensation. For Canadian participants, WESCO will make contributions in an amount ranging from 1% to 7% of the participant’s eligible compensation based on years of continuous service. In addition, employer contributions may be made at the discretion of the Board of Directors. For the six months ended June 30, 2012 and 2011, WESCO incurred charges of $16.4 million and $14.8 million, respectively, for all such plans. Contributions are made in cash to defined contribution retirement savings plans. The deferred compensation plan is an unfunded plan. Employees have the option to transfer balances allocated to their accounts into any of the available investment options, including WESCO common stock.

6. COMMITMENTS AND CONTINGENCIES
WESCO is a co-defendant in a lawsuit filed in a state court in Indiana in which a customer alleges that WESCO sold defective products manufactured or remanufactured by others and is seeking monetary damages in the amount of approximately $50 million. WESCO has denied any liability, continues to believe that it has meritorious defenses and intends to vigorously defend itself against these allegations. Accordingly, no liability was recorded for this matter as of June 30, 2012. Furthermore, due to the uncertainty of this litigation, WESCO is not currently able to reasonably estimate the possible loss or range of loss from this legal proceeding.
7. INCOME TAXES
The effective tax rate for the three months ended June 30, 2012 and 2011 was 30.3% and 29.4% respectively, and the effective tax rate for the six months ended June 30, 2012 and 2011 was 29.7% and 29.0%, respectively. WESCO’s three and six month effective tax rates are lower than the federal statutory rate of 35% primarily due to benefits resulting from the recapitalization of Canadian operations, which are partially offset by nondeductible expenses, state taxes and foreign rate differences. The effective tax rate for the six months ended June 30, 2012 and 2011 reflects beneficial discrete adjustments totaling $3.5 million and $2.3 million, respectively, primarily related to state taxes and changes in uncertain tax positions.
The total amount of net unrecognized tax benefits were $19.8 million and $20.9 million as of June 30, 2012 and December 31, 2011, respectively. A corresponding deferred tax asset in the amount of $23.1 million excluding interest was recorded in 2011. If these tax benefits were recognized in the consolidated financial statements, the portion of these amounts that would reduce WESCO’s effective tax rate would be $19.8 million and $19.7 million, respectively. This amount would be offset by a decrease in the corresponding deferred tax asset discussed above.
During the next twelve months, it is reasonably possible that the amount of unrecognized tax benefits will decrease by as much as $15.3 million (all of which will be offset by the reversal of a deferred tax asset) due to possible resolution of federal, state and/or foreign tax examinations and/or the expiration of statutes of limitations. Management does not expect this decrease to have an impact on the effective tax rate.
WESCO records interest related to uncertain tax positions as a part of interest expense in the consolidated statement of income. Penalties are recognized as part of income tax expense. As of June 30, 2012 and December 31, 2011, WESCO had an accrued liability for interest related to uncertain tax positions of $8.1 million and $11.4 million, respectively. During the six months ended June 30, 2012, accrued interest and net interest expense decreased by $3.3 million primarily as a result of a favorable Internal Revenue Service appeals settlement in the first quarter of 2012 related to the years 2000 to 2006. There were no material penalties recorded during the three or six months ended June 30, 2012 or 2011.
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
Condensed consolidating financial information for WESCO International, WESCO Distribution, Inc. and the non-guarantor subsidiaries is as follows:

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
(unaudited)

	June 30, 2012
	(In thousands)
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Cash and cash equivalents	$5	$48,998	$23,195	$—	$72,198
Trade accounts receivable, net	—	—	1,013,990	—	1,013,990
Inventories, net	—	337,856	313,968	—	651,824
Other current assets	270	27,932	69,937	—	98,139
Total current assets	275	414,786	1,421,090	—	1,836,151
Intercompany receivables, net	—	68	1,859,566	(1,859,634)	—
Property, buildings and equipment, net	—	57,604	79,595	—	137,199
Intangible assets, net	—	6,567	144,397	—	150,964
Goodwill and other intangibles, net	—	246,125	774,981	—	1,021,106
Investments in affiliates and other noncurrent assets	2,345,858	3,532,467	31,037	(5,868,095)	41,267
Total assets	$2,346,133	$4,257,617	$4,310,666	$(7,727,729)	$3,186,687
Accounts payable	$—	$440,306	$266,779	$—	$707,085
Other current liabilities	7,747	(40,045)	219,718	—	187,420
Total current liabilities	7,747	400,261	486,497	—	894,505
Intercompany payables, net	671,270	1,188,364	—	(1,859,634)	—
Long-term debt	170,451	151,538	240,761	—	562,750
Other noncurrent liabilities	28,131	176,425	56,410	—	260,966
Stockholders’ equity	1,468,534	2,341,029	3,526,998	(5,868,095)	1,468,466
Total liabilities and stockholders’ equity	$2,346,133	$4,257,617	$4,310,666	$(7,727,729)	$3,186,687

	December 31, 2011
	(In thousands)
	WESCO International, Inc.	WESCO Distribution, Inc.		Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Cash and cash equivalents	$5	$44,412		$19,452	$—	$63,869
Trade accounts receivable, net	—	—		939,422	—	939,422
Inventories, net	—	341,423	—	285,544	—	626,967
Other current assets	270	32,548		74,344	—	107,162
Total current assets	275	418,383		1,318,762	—	1,737,420
Intercompany receivables, net	—	—		1,881,208	(1,881,208)	—
Property, buildings and equipment, net	—	54,038		79,512	—	133,550
Intangible assets, net	—	6,981		149,893	—	156,874
Goodwill and other intangibles, net	—	246,125		762,002	—	1,008,127
Investments in affiliates and other noncurrent assets	2,219,142	3,412,735		31,745	(5,621,141)	42,481
Total assets	$2,219,417	$4,138,262		$4,223,122	$(7,502,349)	$3,078,452
Accounts payable	$—	$423,509		$219,268	$—	$642,777
Other current liabilities	7,797	6,510		188,762	—	203,069
Total current liabilities	7,797	430,019		408,030	—	845,846
Intercompany payables, net	668,447	1,142,761		—	(1,811,208)	—
Long-term debt	169,054	188,081		285,787	—	642,922
Other noncurrent liabilities	28,131	163,177		52,466	—	243,774
Stockholders’ equity	1,345,988	2,214,224		3,406,839	(5,621,141)	1,345,910
Total liabilities and stockholders’ equity	$2,219,417	$4,138,262		$4,153,122	$(7,432,349)	$3,078,452

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended June 30, 2012
	(In thousands)
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net sales	$—	$880,556	$826,625	$(34,447)	$1,672,734
Cost of goods sold	—	701,860	669,649	(34,447)	1,337,062
Selling, general and administrative expenses	8	146,616	84,555	—	231,179
Depreciation and amortization	—	3,780	4,662	—	8,442
Results of affiliates’ operations	64,451	63,790	—	(128,241)	—
Interest expense, net	5,511	3,477	2,489	—	11,477
Provision for income taxes	—	24,162	1,480	—	25,642
Net income (loss)	58,932	64,451	63,790	(128,241)	58,932
Less: Net income attributable to noncontrolling interest	—	—	58	—	58
Net income (loss) attributable to WESCO International, Inc.	$58,932	$64,451	$63,732	$(128,241)	$58,874
Comprehensive income:
Foreign currency translation adjustment	(5,545)	(5,545)	(5,545)	11,090	(5,545)
Comprehensive income attributable to WESCO International, Inc.	$53,387	$58,906	$58,187	$(117,151)	$53,329

	Three Months Ended June 30, 2011
	(In thousands)
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net sales	$—	$799,949	$748,143	$(23,577)	$1,524,515
Cost of goods sold	—	641,159	600,084	(23,577)	1,217,666
Selling, general and administrative expenses	5	132,901	81,306	—	214,212
Depreciation and amortization	—	2,774	4,867	—	7,641
Results of affiliates’ operations	56,424	54,322	—	(110,746)	—
Interest expense, net	6,212	3,557	4,162	—	13,931
Provision for income taxes	—	17,456	3,402	—	20,858
Net income (loss) attributable to WESCO International, Inc.	$50,207	$56,424	$54,322	$(110,746)	$50,207
Comprehensive income:
Foreign currency translation adjustment	1,742	1,742	1,742	(3,484)	1,742
Comprehensive income attributable to WESCO International, Inc.	$51,949	$58,166	$56,064	$(114,230)	$51,949

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(unaudited)

	Six Months Ended June 30, 2012
	(In thousands)
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net sales	$—	$1,734,399	$1,614,026	$(69,673)	$3,278,752
Cost of goods sold	—	1,384,703	1,308,300	(69,673)	2,623,330
Selling, general and administrative expenses	24	292,473	166,821	—	459,318
Depreciation and amortization	—	7,253	9,268	—	16,521
Results of affiliates’ operations	123,217	120,224	—	(243,441)	—
Interest expense, net	11,321	3,962	5,156	—	20,439
Provision for income taxes	—	43,015	4,257	—	47,272
Net income (loss)	111,872	123,217	120,224	(243,441)	111,872
Less: Net income attributable to noncontrolling interest	—	—	20	—	20
Net income (loss) attributable to WESCO International, Inc.	$111,872	$123,217	$120,204	$(243,441)	$111,852
Comprehensive income:
Foreign currency translation adjustment	3,645	3,645	3,645	(7,290)	3,645
Comprehensive income attributable to WESCO International, Inc.	$115,517	$126,862	$123,849	$(250,731)	$115,497

	Six Months Ended June 30, 2011
	(In thousands)
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net sales	$—	$1,539,223	$1,458,708	$(42,111)	$2,955,820
Cost of goods sold	—	1,233,005	1,172,027	(42,111)	2,362,921
Selling, general and administrative expenses	43	269,441	158,487	—	427,971
Depreciation and amortization	—	5,449	9,738	—	15,187
Results of affiliates’ operations	99,621	102,345	—	(201,966)	—
Interest expense, net	12,066	7,265	7,241	—	26,572
Provision for income taxes	—	26,787	8,870	—	35,657
Net income (loss) attributable to WESCO International, Inc.	$87,512	$99,621	$102,345	$(201,966)	$87,512
Comprehensive income:
Foreign currency translation adjustment	9,726	9,726	9,726	(19,452)	9,726
Comprehensive income attributable to WESCO International, Inc.	$97,238	$109,347	$112,071	$(221,418)	$97,238

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30, 2012
	(In thousands)
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net cash (used) provided by operating activities	$(1,423)	$112,692	$3,914	$—	$115,183
Investing activities:
Capital expenditures	—	(12,030)	(304)	—	(12,334)
Acquisition payments	—	(21,980)	—	—	(21,980)
Other	—	34	—	—	34
Net cash used in investing activities	—	(33,976)	(304)	—	(34,280)
Financing activities:
Net borrowings (repayments)	2,823	(70,401)	—	—	(67,578)
Equity transactions	(1,400)	—	—	—	(1,400)
Other	—	(3,729)	—	—	(3,729)
Net cash provided (used) by financing activities	1,423	(74,130)	—	—	(72,707)
Effect of exchange rate changes on cash and cash equivalents	—	—	133	—	133
Net change in cash and cash equivalents	—	4,586	3,743	—	8,329
Cash and cash equivalents at the beginning of year	5	44,412	19,452	—	63,869
Cash and cash equivalents at the end of period	$5	$48,998	$23,195	$—	$72,198

	Six Months Ended June 30, 2011
	(In thousands)
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net cash provided (used) by operating activities	$18,661	$(28,129)	$31,985	$—	$22,517
Investing activities:
Capital expenditures	—	(14,476)	(1,381)	—	(15,857)
Acquisition payments	—	(8,308)	—	—	(8,308)
Other	—	59	—	—	59
Net cash used in investing activities	—	(22,725)	(1,381)	—	(24,106)
Financing activities:
Net (repayments) borrowings	(16,259)	43,306	—	—	27,047
Equity transactions	(2,397)	—	—	—	(2,397)
Other	—	98	—	—	98
Net cash (used) provided by financing activities	(18,656)	43,404	—	—	24,748
Effect of exchange rate changes on cash and cash equivalents	—	—	1,879	—	1,879
Net change in cash and cash equivalents	5	(7,450)	32,483	—	25,038
Cash and cash equivalents at the beginning of year	1	32,342	21,234	—	53,577
Cash and cash equivalents at the end of period	$6	$24,892	$53,717	$—	$78,615

9. SUBSEQUENT EVENTS
On July 5, 2012, WESCO completed its acquisition of Trydor Industries (Canada), Ltd. through one of its wholly-owned Canadian subsidiaries. Trydor Industries (Canada), Ltd. is a full-line distributor of high-voltage electrical products and services addressing the transmission, substation and distribution network needs for utilities, independent power producers and utility contractors in Canada with approximately $35 million in annual sales. WESCO funded the purchase price paid at closing with borrowings under the Revolving Credit Facility.

On July 10, 2012, WESCO Distribution completed its acquisition of Conney Safety Products, LLC, a premier distributor of MRO safety products with approximately $85 million in annual sales. WESCO funded the purchase price paid at closing with borrowings under the Receivables Facility.

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

Company Overview
WESCO International, Inc., incorporated in 1993 and effectively formed in February 1994 upon acquiring a distribution business from Westinghouse Electric Corporation, is a leading North American based distributor of products and provider of advanced supply chain management and logistics services used primarily in industrial, construction, utility and commercial, institutional and government markets. We serve over 65,000 active customers globally through approximately 400 full-service branches and eight distribution centers located in the United States, Canada, and Mexico, with offices in 11 additional countries. Approximately 80% of our net sales for the first six months of 2012 were generated from operations in the United States, 16% from Canada and the remainder from other countries.
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
Our financial results for the first six months of 2012 reflect the continued execution of our growth strategy and the positive impact from recent acquisitions. Net sales increased $322.9 million, or 10.9%, over the same period last year. Cost of goods sold as a percentage of net sales was 80.0% and 79.9% for the first six months of 2012 and 2011, respectively. Operating income increased by $29.8 million, or 19.9%, primarily from organic growth of the base business and recent acquisitions. Net income attributable to WESCO International, Inc. for the six months ended June 30, 2012 and 2011 was $111.9 million and $87.5 million, respectively.

Cash Flow
We generated $115.2 million in operating cash flow for the first six months of 2012. Included in this amount was increased income as a result of improved operating results offset by investments in working capital to fund our growth. Investing activities included payments of $22.0 million for the acquisition of the business of RS Electronics and $12.3 million for capital expenditures. Financing activities consisted of borrowings and repayments of $198.9 million and $235.7 million, respectively, related to our revolving credit facility (the "Revolving Credit Facility"), and borrowings and repayments of $130.0 million and $175.0 million, respectively, related to our accounts receivable securitization facility (the “Receivables Facility”).

Financing Availability
As of June 30, 2012, we had $612.5 million in total available borrowing capacity. The available borrowing capacity under our Revolving Credit Facility, which has a maturity date in August 2016, was $367.5 million, of which $229.9 million was available for U.S. borrowings and $137.6 million was available for Canadian borrowings. The available borrowing capacity under the Receivables Facility, which has a maturity date in August 2014, was $245.0 million. We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions. For further discussion refer to “Liquidity and Capital Resources.”

Critical Accounting Policies and Estimates
During the six months ended June 30, 2012, there were no significant changes to our critical accounting policies and estimates referenced in our 2011 Annual Report on Form 10-K.

Results of Operations
Second Quarter of 2012 versus Second Quarter of 2011
The following table sets forth the percentage relationship to net sales of certain items in our condensed consolidated statements of income for the periods presented:

	Three Months Ended
	June 30,
	2012	2011
Net sales	100.0%	100.0%
Cost of goods sold	79.9	79.9
Selling, general and administrative expenses	13.8	14.0
Depreciation and amortization	0.6	0.5
Income from operations	5.7	5.6
Interest expense	0.7	0.9
Income before income taxes	5.0	4.7
Provision for income taxes	1.5	1.4
Net income attributable to WESCO International, Inc.	3.5%	3.3%

Net sales in the second quarter of 2012 totaled $1,672.7 million versus $1,524.5 million in the comparable period for 2011, an increase of $148.2 million, or 9.7%, over the same period last year. Sales were positively impacted by the execution of growth initiatives. The increase in net sales includes a positive impact from acquisitions of 2.2% and a negative impact from foreign exchange of 0.7%. Additionally, management estimates the positive impact on net sales due to pricing was approximately 1.0%.

Cost of goods sold for the second quarter of 2012 was $1,337.1 million versus $1,217.7 million for the comparable period in 2011, and cost of goods sold as a percentage of net sales was 79.9% in both 2012 and 2011.

Selling, general and administrative ("SG&A") expenses in the second quarter of 2012 totaled $231.2 million versus $214.2 million in last year's comparable quarter. The increase in SG&A is primarily due to payroll expenses related to the growth in sales and income, recent acquisitions, and the implementation of a common annual merit increase date in 2012. As a percentage of net sales, SG&A expenses were 13.8% in the second quarter of 2012 compared to 14.0% in the second quarter of 2011. SG&A expenses expanded at a lower rate than sales due to the fixed cost nature of certain SG&A expense components.

SG&A payroll expenses for the second quarter of 2012 of $163.3 million increased by $12.6 million compared to the same quarter in 2011. The increase in payroll expenses was primarily due to an increase in salaries and wages of $8.7 million, an increase in benefit costs of $2.2 million and an increase in commissions and incentives of $1.5 million. These increases are primarily due to an increase in headcount, which is the result of both recent acquisitions and organic growth initiatives. Other SG&A payroll related expenses increased $0.2 million.

The remaining SG&A expenses for the second quarter of 2012 of $67.9 million increased by $4.4 million compared to the same quarter in 2011 due to an increase in variable operating expenses associated with the growth in sales.

Depreciation and amortization for the second quarter of 2012 was $8.4 million versus $7.6 million in last year's comparable quarter. The increase in depreciation and amortization is due to an increase in capital expenditures in 2011.

Interest expense totaled $11.5 million for the second quarter of 2012 versus $13.9 million in last year's comparable quarter, a decrease of 17.6%. The decrease in interest expense for the first three months of 2012 was a result of decreased debt levels, a decrease in interest rates and a decrease in non-cash interest expense related to uncertain tax positions of $1.1 million. The decrease in interest rates is due to entering into a new Revolving Credit Facility and amending the Receivables Facility in August 2011. Amortization of the debt discount resulted in non-cash interest expense of $0.7 million in the second quarter of 2012 and $0.6 million in the second quarter of 2011.

Income tax expense totaled $25.6 million in the second quarter of 2012 compared to $20.9 million in last year's comparable quarter, and the effective tax rate was 30.3% compared to 29.4% in the same quarter in 2011. The increase in the effective tax rate is primarily due to increased income related to our domestic operations.
For the second quarter of 2012, net income increased by $8.7 million to $58.9 million compared to $50.2 million in the second quarter of 2011.
Net income attributable to the noncontrolling interest was less than $0.1 million for the second quarter of 2012.
Net income and diluted earnings per share attributable to WESCO International, Inc. was $58.9 million and $1.15 per share, respectively, for the second quarter of 2012, compared with $50.2 million and $1.00 per share, respectively, for the second quarter of 2011.
Six Months Ended June 30, 2012 versus Six Months Ended June 30, 2011
The following table sets forth the percentage relationship to net sales of certain items in our condensed consolidated statements of income for the periods presented:

	Six Months Ended
	June 30,
	2012	2011
Net sales	100.0%	100.0%
Cost of goods sold	80.0	79.9
Selling, general and administrative expenses	14.0	14.5
Depreciation and amortization	0.5	0.5
Income from operations	5.5	5.1
Interest expense	0.6	0.9
Income before income taxes	4.9	4.2
Provision for income taxes	1.5	1.2
Net income attributable to WESCO International, Inc.	3.4%	3.0%

Net sales in the first six months of 2012 totaled $3,278.8 million versus $2,955.8 million in the comparable period for 2011, an increase of $322.9 million, or 10.9%, over the same period last year. Sales were positively impacted by our growth initiatives. The increase in net sales includes a positive impact from acquisitions of 2.4%, a positive impact of 0.8% due to one additional work day in the first six months of 2012, and a negative impact of 0.5% from foreign exchange rates. Additionally, management estimates the positive impact on net sales due to pricing was approximately 1.2%.

Cost of goods sold for the first six months of 2012 was $2,623.3 million versus $2,362.9 million for the comparable period in 2011, and cost of goods sold as a percentage of net sales was 80.0% in 2012 and 79.9% in 2011.

SG&A expenses in the first six months of 2012 totaled $459.3 million versus $428.0 million in last year's comparable period. The increase in SG&A expenses was primarily due to payroll expenses related to the growth in sales and recent acquisitions, in addition to implementing a common annual merit increase date in 2012. As a percentage of net sales, SG&A expenses were 14.0% in the first six months of 2012 compared to 14.5% in the first six months of 2011. SG&A expenses increased at a lower rate than sales due to the fixed cost nature of certain SG&A expense components.

SG&A payroll expenses for the first six months of 2012 of $330.1 million increased by $29.0 million compared to the same period in 2011. The increase in payroll expenses was primarily due to an increase in salaries and wages of $18.7 million, an increase in commissions and incentives of $7.4 million and an increase in benefit costs of $5.6 million. These increases are primarily due to an increase in headcount, which is the result of both recent acquisitions and organic growth initiatives. Other SG&A payroll related expenses decreased $2.7 million.

The remaining SG&A expenses for the first six months of 2012 of $129.2 million increased by approximately $2.3 million compared to the same period in 2011 due to an increase in variable operating expenses associated with the growth in sales.

Depreciation and amortization for the first six months of 2012 was $16.5 million versus $15.2 million in last year's comparable period. The increase in depreciation and amortization is primarily due to an increase in capital expenditures in 2011.

Interest expense totaled $20.4 million for the first six months of 2012 versus $26.6 million in last year's comparable period, a decrease of 23.1%. The decrease in interest expense for the first six months of 2012 was a result of decreased debt levels, a decrease in interest rates, and a decrease in interest related to uncertain tax positions. The decrease in interest rates is due to entering into a new Revolving Credit Facility and amending Receivables Facility in August 2011. The decrease in interest related to uncertain tax positions is primarily attributable to an adjustment of $3.2 million as a result of a favorable Internal Revenue Service appeals settlement in the first quarter of 2012 related to the years 2000 to 2006. Amortization of the debt discount resulted in non-cash interest expense of $1.4 million in 2012 and $1.2 million in 2011.

Income tax expense totaled $47.3 million in the first six months of 2012 compared to $35.7 million in the first six months of 2011, and the effective tax rate was 29.7% compared to 29.0% in the same period in 2011. The increase in the effective tax rate is primarily due to increased income related to our domestic operations.

For the first six months of 2012, net income increased by $24.4 million to $111.9 million compared to $87.5 million in the first six months of 2011.
Net income attributable to the noncontrolling interest was less than $0.1 million for the first six months of 2012.
Net income and diluted earnings per share attributable to WESCO International, Inc. was $111.9 million and $2.18 per share, respectively, for the first six months of 2012, compared with $87.5 million and $1.74 per share, respectively, for the first six months of 2011.
Liquidity and Capital Resources
Total assets were $3.2 billion at June 30, 2012, compared to $3.1 billion at December 31, 2011. The $108.2 million increase in total assets was primarily attributable to an increase in accounts receivable of $74.6 million and an increase in inventory of $24.9 million. Total liabilities at June 30, 2012 and December 31, 2011 were $1.7 billion. Total liabilities remained unchanged primarily as a result of the increase in accounts payable of $64.3 million, which was offset by a decrease in current and long-term debt of $65.1 million. Stockholders’ equity increased by 9.1% to $1,468.5 million at June 30, 2012, compared with $1,346.0 million at December 31, 2011, primarily as a result of net earnings of $111.9 million, stock-based compensation expense of $8.5 million, and foreign currency translation adjustments of $3.6 million.
Our liquidity needs generally arise from fluctuations in our working capital requirements, capital expenditures, acquisitions and debt service obligations. As of June 30, 2012, we had $367.5 million in available borrowing capacity under our Revolving Credit Facility, which combined with our $245.0 million of available borrowing capacity under our Receivables Facility and our invested cash of $29.8 million provided liquidity of $642.3 million. Invested cash included in our determination of liquidity represents cash deposited in interest bearing accounts. Our intent is to repay our mortgage financing facility, which becomes due in 2013, with borrowings under either the Revolving Credit Facility or the Receivables Facility. We believe cash provided by operations and financing activities will be adequate to cover our current operational and business needs.
We communicate on a regular basis with our lenders regarding our financial and working capital performance and liquidity position. We are in compliance with all covenants and restrictions contained in our debt agreements as of June 30, 2012.
At June 30, 2012, we had cash and cash equivalents totaling $72.2 million, of which $35.0 million was held by foreign subsidiaries. The cash held by some of our foreign subsidiaries could be subject to additional U.S. income taxes if repatriated. We believe that we are able to maintain a sufficient level of liquidity for our domestic operations and commitments without repatriation of the cash held by these foreign subsidiaries.
We did not note any conditions or events during the second quarter of 2012 requiring an interim evaluation of impairment of goodwill. We will perform our annual impairment testing of goodwill and indefinite-lived intangible assets during the fourth quarter of 2012.
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
Cash Flow
Operating Activities. Cash provided by operating activities for the first six months of 2012 totaled $115.2 million, compared with $22.5 million of cash generated for the first six months of 2011. Cash provided by operating activities included net income of $111.9 million and adjustments to net income totaling $34.8 million. Other sources of cash in 2012 were generated from an increase in accounts payable of $61.2 million due to the increase in sales activity, a decrease in prepaid expenses and other current assets of $7.3 million, and an increase in other current and noncurrent liabilities of $5.6 million. Primary uses of cash in 2012 included: $59.1 million for the increase in trade and other receivables, resulting from the increase in sales; $29.3 million for the decrease in accrued payroll and benefit costs resulting from the payment of the 2011 management incentive compensation and 401(k) discretionary contribution; and $17.4 million for the increase in inventory. In 2011, primary sources of cash were net income of $87.5 million and adjustments to net income totaling $35.6 million. Other sources of cash included an increase in accounts payable of $80.9 million resulting from the increase in sales and purchasing activity and a decrease in prepaid expenses and other current assets of $2.1 million. Primary uses of cash during the first six months of 2011 included: $106.5 million for the increase in trade and other receivables resulting from the increase in sales; $40.8 million for the increase in inventory; $19.0 million for the decrease in other current and noncurrent liabilities; and $17.3 million for the decrease in accrued payroll and benefit costs resulting from the payment of the 2010 management incentive compensation and 401(k) discretionary contribution.
Investing Activities. Net cash used by investing activities for the first six months of 2012 was $34.3 million, compared with $24.1 million of net cash used during the first six months of 2011. Included in 2012 were payments of $22.0 million related to the acquisition of the business of RS Electronics. Included in 2011 were payments of $8.3 million related to the acquisition of the business of RECO. Capital expenditures were $12.3 million and $15.9 million in the first six months of 2012 and 2011, respectively.
Financing Activities. Net cash used by financing activities for the first six months of 2012 and 2011 was $72.7 million and $24.7 million, respectively. During the first six months of 2012, borrowings and repayments of long-term debt of $198.9 million and $235.7 million, respectively, were made to our Revolving Credit Facility. Borrowings and repayments of $130.0 million and $175.0 million respectively, were applied to our Receivables Facility, and there were repayments of $0.9 million to our mortgage financing facility. Financing activities in 2012 also included borrowings on our various international lines of credit of approximately $17.3 million. During the first six months of 2011, borrowings and repayments of long-term debt of $226.7 million and $208.7 million, respectively, were made to our Revolving Credit Facility. Borrowings and repayments of $100.0 million and $90.0 million, respectively, were applied to our Receivables Facility, and there were repayments of $0.8 million to our mortgage financing facility.
Contractual Cash Obligations and Other Commercial Commitments
There were no material changes in our contractual obligations and other commercial commitments that would require an update to the disclosure provided in our 2011 Annual Report on Form 10-K, other than the borrowings for acquisitions discussed in Note 9 of our Notes to the Condensed Consolidated Financial Statements. Management believes that cash generated from operations, together with amounts available under our Revolving Credit Facility and the Receivables Facility, will be sufficient to meet our working capital, capital expenditures and other cash requirements for the foreseeable future. However, there can be no assurances that this will continue to be the case.
Inflation
The rate of inflation affects different commodities, the cost of products purchased, and ultimately the pricing of our different products and product classes to our customers. Our pricing related to inflation was approximately 1.2% of our sales revenue for the first six months of 2012. Historically, price changes from suppliers have been consistent with inflation and have not had a material impact on the results of operations.
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

Item 3.    Quantitative and Qualitative Disclosures about Market Risks

There have not been any material changes to our exposures to market risk during the quarter ended June 30, 2012 that would require an update to the disclosures provided in our 2011 Annual Report on Form 10-K.

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
Changes in Internal Control Over Financial Reporting

During the second quarter of 2012, there were no changes in our internal control over financial reporting identified in connection with management's evaluation of the effectiveness of our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As initially reported in our 2008 Annual Report on Form 10-K, we are a co-defendant in a lawsuit filed in a state court in Indiana in which a customer alleges that we sold defective products manufactured or remanufactured by others and is seeking monetary damages in the amount of approximately $50 million. We have denied any liability, continue to believe that we have meritorious defenses and intend to vigorously defend ourselves against these allegations. Accordingly, no liability was recorded for this matter as of June 30, 2012. Furthermore, due to the uncertainty of this litigation, we are not currently able to reasonably estimate the possible loss or range of loss from this legal proceeding.

Item 6.    Exhibits

(a)	Exhibits

10.1 Term sheet memorializing the terms of employment of Kenneth S. Parks by WESCO International, Inc.
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

WESCO International, Inc.

Date: August 2, 2012	By:	/s/ Kenneth S. Parks
Kenneth S. Parks
Vice President and Chief Financial Officer