Form 10-Q
period 2012-09-30
WESCO INTERNATIONAL INC
filed 2012-11-01
CIK 929008

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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

As of October 29, 2012, WESCO International, Inc. had 43,746,966 shares of common stock outstanding.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

Table of Contents

Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011 (unaudited)	2
Condensed Consolidated Statements of Income and Comprehensive Income for the three and nine months ended	3
September 30, 2012 and 2011 (unaudited)
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011	4
(unaudited)
Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	23

Item 4. Controls and Procedures	23

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	24

Item 6. Exhibits	24

Signatures and Certifications	25

EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

Amounts in thousands, except share data	September 30, 2012	December 31, 2011

Assets
Current Assets:
Cash and cash equivalents	$107,637	$63,869
Trade accounts receivable, net of allowance for doubtful accounts of $20,496 and $21,590 in 2012 and 2011, respectively	1,020,454	939,422
Other accounts receivable	48,246	43,442
Inventories, net	662,764	626,967
Current deferred income taxes	29,431	28,217
Income taxes receivable	11,284	12,206
Prepaid expenses and other current assets	26,109	23,297
Total current assets	1,905,925	1,737,420
Property, buildings and equipment, net of accumulated depreciation of $195,051 and $190,385 in 2012 and 2011, respectively	140,998	133,550
Intangible assets, net	204,572	156,874
Goodwill	1,127,001	1,008,127
Deferred income taxes	17,926	18,090
Other assets	23,572	24,391
Total assets	$3,419,994	$3,078,452
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$693,177	$642,777
Accrued payroll and benefit costs	63,103	76,915
Short-term debt	22,848	3,261
Current portion of long-term debt	2,137	3,150
Bank overdrafts	57,681	47,489
Other current liabilities	71,090	72,254
Total current liabilities	910,036	845,846
Long-term debt, net of discount of $173,685 and $175,908 in 2012 and 2011, respectively	696,758	642,922
Deferred income taxes	244,175	223,005
Other noncurrent liabilities	24,495	20,769
Total liabilities	$1,875,464	$1,732,542
Commitments and contingencies (Note 6)
Stockholders’ Equity:
Preferred stock, $.01 par value; 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 210,000,000 shares authorized, 57,420,260 and 57,021,523 shares issued and 43,717,573 and 43,424,031 shares outstanding in 2012 and 2011, respectively	575	571
Class B nonvoting convertible common stock, $.01 par value; 20,000,000 shares authorized, 4,339,431 issued and no shares outstanding in 2012 and 2011, respectively	43	43
Additional capital	1,053,493	1,036,867
Retained earnings	1,066,216	891,789
Treasury stock, at cost; 18,042,118 and 17,936,923 shares in 2012 and 2011, respectively	(600,059)	(593,329)
Accumulated other comprehensive income	24,354	10,057
Total WESCO International stockholders' equity	1,544,622	1,345,998
Noncontrolling interest	(92)	(88)
Total stockholders’ equity	1,544,530	1,345,910
Total liabilities and stockholders’ equity	$3,419,994	$3,078,452
The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Amounts in thousands, except share data	2012	2011	2012	2011
Net sales	$1,656,186	$1,580,376	$4,934,938	$4,536,196
Cost of goods sold (excluding depreciation and amortization below)	1,317,432	1,264,745	3,940,762	3,627,666
Selling, general and administrative expenses	225,812	216,205	685,130	644,176
Depreciation and amortization	9,910	7,674	26,431	22,861
Income from operations	103,032	91,752	282,615	241,493
Interest expense, net	12,654	15,079	33,093	41,651
Income before income taxes	90,378	76,673	249,522	199,842
Provision for income taxes	26,987	22,783	74,259	58,440
Net income	63,391	53,890	175,263	141,402
Less: Net loss attributable to noncontrolling interest	(24)	—	(4)	—
Net income attributable to WESCO International, Inc.	$63,415	$53,890	$175,267	$141,402
Comprehensive income:
Foreign currency translation adjustment	10,652	(26,411)	14,297	(16,685)
Comprehensive income attributable to WESCO International, Inc.	$74,067	$27,479	$189,564	$124,717

Earnings per share attributable to WESCO International, Inc.
Basic	$1.45	$1.24	$4.02	$3.27
Diluted	$1.25	$1.11	$3.43	$2.84

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30,
Amounts in thousands	2012	2011
Operating Activities:
Net income	$175,263	$141,402
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,431	22,861
Amortization of debt issuance costs	1,898	3,838
Amortization of debt discount	2,208	1,850
Deferred income taxes	21,934	7,702
Stock-based compensation expense	11,722	12,360
Loss on sale of property, buildings and equipment	439	171
Excess tax benefit from stock-based compensation	(5,560)	(3,523)
Interest related to uncertain tax positions	(3,288)	1,581
Changes in assets and liabilities
Trade and other receivables, net	(64,017)	(154,686)
Inventories, net	(16,028)	(44,155)
Prepaid expenses and other current assets	9,129	(998)
Accounts payable	38,540	110,550
Accrued payroll and benefit costs	(15,403)	(2,686)
Other current and noncurrent liabilities	6,415	(24,439)
Net cash provided by operating activities	189,683	71,828

Investing Activities:
Capital expenditures	(19,469)	(23,966)
Acquisition payments, net of cash acquired	(201,123)	(8,166)
Proceeds from sale of assets	51	86
Net cash used in investing activities	(220,541)	(32,046)

Financing Activities:
Proceeds from issuance of short-term debt	21,388	—
Repayments of short-term debt	(2,129)	—
Proceeds from issuance of long-term debt	740,450	464,981
Repayments of long-term debt	(691,202)	(464,900)
Debt issuance costs	(137)	(4,248)
Proceeds from the exercise of stock options	208	210
Excess tax benefit from stock-based compensation	5,560	3,523
Repurchase of common stock	(8,237)	(6,250)
Increase in bank overdrafts	10,192	12,999
Payments on capital lease obligations	(1,702)	(1,110)
Net cash provided by financing activities	74,391	5,205

Effect of exchange rate changes on cash and cash equivalents	235	(4,515)

Net change in cash and cash equivalents	43,768	40,472
Cash and cash equivalents at the beginning of period	63,869	53,577
Cash and cash equivalents at the end of period	$107,637	$94,049

Supplemental disclosures:
Non-cash investing and financing activities:
Property, buildings and equipment acquired through capital leases	$2,693	$210
Issuance of treasury stock	—	960
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
The unaudited condensed consolidated balance sheet as of September 30, 2012, the unaudited condensed consolidated statements of income for the three and nine months ended September 30, 2012 and 2011, respectively, and the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2012 and 2011, respectively, in the opinion of management, have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair statement of the results of the interim periods. All adjustments reflected in the unaudited condensed consolidated financial statements are of a normal recurring nature unless indicated. Results for the interim periods presented are not necessarily indicative of the results to be expected for the full year.
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
At September 30, 2012, the carrying value of WESCO’s 7.50% Senior Subordinated Notes due 2017 (the "2017 Notes") and 6.0% Convertible Senior Debentures due 2029 (the "2029 Debentures") was $494.9 million and the fair value was approximately $892.9 million. At December 31, 2011, the carrying value of WESCO’s 2017 Notes and 2029 Debentures was $495.0 million and the fair value was approximately $850.9 million. The fair value of WESCO’s 2017 Notes and 2029 Debentures is based on quoted prices in active markets and is therefore classified as Level 1 within the valuation hierarchy. The reported carrying amounts of WESCO’s other debt instruments approximate their fair values and are classified as Level 2 within the valuation hierarchy. Other debt instruments included in Level 2 are valued using a market approach, utilizing interest rates and other relevant information generated by market transactions involving similar instruments.

Recent Accounting Pronouncements
In July 2012, the Financial Accounting Standards Board (the "FASB"), issued updated guidance on the periodic testing of indefinite-lived intangible assets, other than goodwill, for impairment. This updated guidance will allow companies the option to first assess qualitative factors to determine if it is more-likely-than-not that an indefinite-lived intangible asset might be impaired and whether it is necessary to perform the quantitative impairment test required under current accounting standards. This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. WESCO will adopt this guidance in 2013. Adoption of this guidance is not expected to have a material impact on WESCO's financial position, results of operations or cash flows.

3. ACQUISITIONS

The following table sets forth the consideration paid for acquisitions:

Nine Months Ended September 30	2012	2011
(In thousands)
Details of acquisitions:
Fair value of assets acquired	$215,303	$11,187
Fair value of liabilities assumed	(14,180)	(3,021)
Cash paid for acquisitions	$201,123	$8,166

2011 Acquisition of RECO, LLC

On March 14, 2011, WESCO Distribution, Inc. ("WESCO Distribution") completed its acquisition of RECO, LLC ("RECO"), an automation, controls, and electrical distributor located in the midwest and southeastern regions of the United States with approximately $25 million in annual sales. WESCO funded the purchase price paid at closing with cash and borrowings under the Receivables Facility. The purchase price was allocated to the respective assets and liabilities based upon their estimated fair values as of the acquisition date. The excess of the purchase price over the fair value of the net assets acquired has been allocated to goodwill valued at $6.0 million. Management believes the majority of goodwill will be deductible for tax purposes.

2012 Acquisitions of RS Electronics, Trydor Industries (Canada), Ltd., and Conney Safety Products, LLC

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

On July 5, 2012, WESCO completed its acquisition of Trydor Industries (Canada), Ltd. (“Trydor”) through one of its wholly-owned Canadian subsidiaries.  Trydor Industries (Canada), Ltd. is a full-line distributor of high-voltage electrical products and services addressing the transmission, substation and distribution network needs for utilities, independent power producers and utility contractors in Canada with approximately $35 million in annual sales.  WESCO funded the purchase price paid at closing with borrowings under the Revolving Credit Facility.

On July 10, 2012, WESCO Distribution completed its acquisition of Conney Safety Products, LLC (“Conney Safety”), a premier distributor of MRO safety products with approximately $85 million in annual sales.  WESCO funded the purchase price paid at closing with borrowings under the Receivables Facility.

For all 2012 acquisitions, the purchase price was allocated to the respective assets and liabilities based upon their estimated fair values as of the acquisition date. The purchase price allocation of RS Electronics was finalized in the first quarter of 2012. The purchase price allocation of Conney Safety and Trydor will be finalized during the fourth quarter of 2012. The excess of the purchase price over the fair value of the net assets acquired, including intangible assets, has been allocated to goodwill. The fair value of intangible assets was estimated by management and the allocation resulted in goodwill and intangible assets of $114.9 million and $57.0 million, respectively. Management believes the majority of goodwill will be deductible for tax purposes. The intangible assets for all 2012 acquisitions include customer relationships of $49.2 million amortized over 10 to 12 years, supplier relationships of $2.7 million amortized over 10 years and trademarks of $5.1 million. Certain trademarks have been assigned an indefinite life while others are being amortized over 4 to 15 years. No residual value is estimated for the intangible assets.

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
During the three and nine month periods ended September 30, 2012 and 2011, WESCO granted the following stock-settled stock appreciation rights, restricted stock units and performance-based awards at the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Stock-settled appreciation rights granted	850	15,156	257,932	399,330
Restricted stock units granted	2,400	—	74,724	53,852
Performance-based awards granted	—	—	46,804	—
Risk free interest rate	0.6%	1.0%	0.9%	2.3%
Expected life (in years)	5.0	5.0	5.0	5.0
Expected volatility	50%	48%	50%	49%

For the three and nine months ended September 30, 2012, the weighted average fair value per stock-settled appreciation right granted was $24.33 and $27.89, respectively. For the three and nine months ended September 30, 2011, the weighted average fair value per stock-settled appreciation right granted was $16.42 and $26.47, respectively. For the three and nine months ended September 30, 2012, the weighted average fair value per restricted stock unit granted was $62.49 and $64.27, respectively. For the nine months ended September 30, 2011, the weighted average fair value per restricted stock unit granted was $60.05. For the nine months ended September 30, 2012, the weighted average fair value per performance-based award granted was $75.72.
The following table sets forth a summary of stock options and stock-settled stock appreciation rights and related information for the nine months ended September 30, 2012:

	Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2011	4,266,533	$39.64
Granted	257,932	64.12
Exercised	(697,037)	32.46
Forfeited	(36,061)	49.43
Outstanding at September 30, 2012	3,791,367	42.54	5.8	$72,535
Exercisable at September 30, 2012	3,084,703	$40.06	5.1	$66,470

The following table sets forth a summary of restricted stock units and related information for the nine months ended September 30, 2012:

	Awards	Weighted Average Fair Value
Unvested at December 31, 2011	203,291	$37.16
Granted	74,724	64.27
Vested	(78,305)	25.37
Forfeited	(8,684)	45.02
Unvested at September 30, 2012	191,026	$52.24

Performance shares are awards for which the vesting will occur based on market or performance conditions. The following table sets forth a summary of performance-based awards for the nine months ended September 30, 2012:

	Awards	Weighted Average Fair Value
Unvested at December 31, 2011	—	—
Granted	46,804	$75.72
Vested	—	—
Forfeited	(304)	75.72
Unvested at June 30, 2012	46,500	$75.72

The performance-based awards in the table above include 23,250 shares in which vesting of the ultimate number of shares underlying such awards will be dependent upon WESCO's total stockholder return in relation to the total stockholder return of a select group of peer companies over a three-year period. These awards are valued based upon a Monte Carlo simulation model, which is a valuation model that represents the characteristics of these grants. The probability of meeting the market criteria was considered when calculating the estimated fair market value on the date of grant. These awards were accounted for as awards with market conditions, which are recognized over the service period, regardless of whether the market conditions are achieved and the awards ultimately vest.

The fair value of the performance shares granted during the nine months ended September 30, 2012 were estimated using the following weighted-average assumptions:

Weighted Average Assumptions
Grant date share price	$64.33
WESCO expected volatility	41.97%
Peer group median volatility	33.40%
Risk-free interest rate	0.40%
Correlation	135.4%

Vesting of the remaining 23,250 shares of performance-based awards in the table above will be dependent upon the three-year average growth rate of WESCO's net income. These awards are valued based upon the grant-date closing price of WESCO's common stock. These awards were accounted for as awards with performance conditions, in which stock-based compensation expense is recognized over the performance period based upon WESCO's determination of whether it is probable that the performance targets will be achieved.

WESCO recognized $3.2 million and $2.9 million of non-cash stock-based compensation expense, which is included in selling, general and administrative expenses, for the three months ended September 30, 2012 and 2011, respectively. WESCO recognized $11.7 million and $12.4 million of non-cash stock-based compensation expense, which is included in selling, general and administrative expenses, for the nine months ended September 30, 2012 and 2011, respectively. As of September 30, 2012, there was $21.4 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements for all awards previously made, of which approximately $3.4 million is expected to be recognized over the remainder of 2012, $11.4 million in 2013, $5.9 million in 2014 and $0.7 million in 2015.
During the nine months ended September 30, 2012 and 2011, the total intrinsic value of awards exercised was $22.4 million and $12.0 million, respectively. The total amount of cash received from the exercise of options was $0.2 million for both the nine months ended September 30, 2012 and 2011. The tax benefit associated with the exercise of awards for the nine months ended September 30, 2012 and 2011 totaled $5.4 million and $3.5 million, respectively, and was recorded as an increase to additional capital.
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
The following table sets forth the details of basic and diluted earnings per share:

	Three Months Ended
	September 30,
	2012	2011
Net income attributable to WESCO International, Inc.	$63,415	$53,890
Weighted average common shares outstanding used in computing basic earnings per share	43,705	43,289
Common shares issuable upon exercise of dilutive equity awards	1,032	976
Common shares issuable from contingently convertible debentures (see below for basis of calculation)	6,036	4,206
Weighted average common shares outstanding and common share equivalents used in computing diluted earnings per share	50,773	48,471
Earnings per share attributable to WESCO International, Inc.
Basic	$1.45	$1.24
Diluted	$1.25	$1.11

	Nine Months Ended
	September 30,
	2012	2011
Net income attributable to WESCO International, Inc.	$175,267	$141,402
Weighted average common shares outstanding used in computing basic earnings per share	43,596	43,181
Common shares issuable upon exercise of dilutive equity awards	1,199	1,202
Common shares issuable from contingently convertible debentures (see below for basis of calculation)	6,262	5,400
Weighted average common shares outstanding and common share equivalents used in computing diluted earnings per share	51,057	49,783
Earnings per share attributable to WESCO International, Inc.
Basic	$4.02	$3.27
Diluted	$3.43	$2.84

For the three and nine months ended September 30, 2012, the computation of diluted earnings per share attributable to WESCO International, Inc. excluded 1.0 million and 1.2 million, respectively, of stock-settled stock appreciation rights at weighted average exercise prices of $64 per share and $62 per share, respectively. These amounts were excluded because their effect would have been antidilutive.

Because of WESCO’s obligation to settle the par value of the 6.0% Convertible Senior Debentures due 2029 (the “2029 Debentures”) and the previously outstanding 1.75% Convertible Senior Debentures due 2026 (the “2026 Debentures” and together with the 2029 Debentures, the “Debentures”) in cash upon conversion, WESCO is not required to include any shares underlying the Debentures in its diluted weighted average shares outstanding until the average stock price per share for the period exceeds the conversion price of the respective Debentures. At such time, only the number of shares that would be issuable (under the treasury stock method of accounting for share dilution) would be included, which is based upon the amount by which the average stock price exceeds the conversion price. The conversion price of the 2029 Debentures is $28.87. Share dilution is limited to a maximum of 11,949,513 shares for the 2029 Debentures. For the three and nine months ended September 30, 2012, the effect of the Debentures on diluted earnings per share attributable to WESCO International, Inc. was a decrease of $0.17 and $0.48, respectively. For the three and nine months ended September 30, 2011, the effect of the Debentures on diluted earnings per share attributable to WESCO International, Inc. was a decrease of $0.11 and $0.35, respectively.

6. EMPLOYEE BENEFIT PLANS
A majority of WESCO’s employees are covered by defined contribution retirement savings plans for their services rendered subsequent to WESCO’s formation. WESCO also offers a deferred compensation plan for select individuals. For U.S. participants, WESCO will make contributions in an amount equal to 50% of the participant’s total monthly contributions up to a maximum of 6% of eligible compensation. For Canadian participants, WESCO will make contributions in an amount ranging from 1% to 7% of the participant’s eligible compensation based on years of continuous service. In addition, employer contributions may be made at the discretion of the Board of Directors. For the nine months ended September 30, 2012 and 2011, WESCO incurred charges of $24.2 million and $19.5 million, respectively, for all such plans. Contributions are made in cash to defined contribution retirement savings plans. The deferred compensation plan is an unfunded plan. Employees have the option to transfer balances allocated to their accounts into any of the available investment options, including WESCO common stock.

7. COMMITMENTS AND CONTINGENCIES
WESCO is a co-defendant in a lawsuit filed in a state court in Indiana in which a customer alleges that WESCO sold defective products manufactured or remanufactured by others and is seeking monetary damages in the amount of approximately $50 million. WESCO has denied any liability, continues to believe that it has meritorious defenses and intends to vigorously defend itself against these allegations. Accordingly, no liability was recorded for this matter as of September 30, 2012. Furthermore, due to the uncertainty of this litigation, WESCO is not currently able to reasonably estimate the possible loss or range of loss from this legal proceeding.

8. INCOME TAXES
The effective tax rate for the three months ended September 30, 2012 and 2011 was 29.9% and 29.7% respectively, and the effective tax rate for the nine months ended September 30, 2012 and 2011 was 29.8% and 29.2%, respectively. WESCO’s three and nine month effective tax rates are lower than the federal statutory rate of 35% primarily due to benefits resulting from the recapitalization of Canadian operations, which are partially offset by nondeductible expenses, state taxes and foreign rate differences. The effective tax rate for the nine months ended September 30, 2012 and 2011 reflects beneficial discrete adjustments totaling $3.2 million and $2.1 million, respectively, primarily related to state taxes and changes in uncertain tax positions. The beneficial discrete adjustments in the effective tax rate for the three months ended September 30, 2012 and 2011 were immaterial.
The total amount of net unrecognized tax benefits were $20.1 million and $20.9 million as of September 30, 2012 and December 31, 2011, respectively. A related deferred tax asset in the amount of $23.1 million excluding interest was recorded in 2011. If these tax benefits were recognized in the consolidated financial statements, the portion of these amounts that would reduce WESCO’s effective tax rate would be $20.2 million and $19.7 million, respectively. This amount would be offset by a decrease in the corresponding deferred tax asset discussed above.
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

WESCO records interest related to uncertain tax positions as a part of interest expense in the consolidated statement of income. Penalties are recognized as part of income tax expense. As of September 30, 2012 and December 31, 2011, WESCO had an accrued liability for interest related to uncertain tax positions of $8.1 million and $11.4 million, respectively. During the nine months ended September 30, 2012, accrued interest and net interest expense decreased by $3.3 million primarily as a result of a favorable Internal Revenue Service appeals settlement in the first quarter of 2012 related to the years 2000 to 2006. There were no material penalties recorded during the three or nine months ended September 30, 2012 or 2011.

9. OTHER FINANCIAL INFORMATION
WESCO Distribution, a 100% owned subsidiary of WESCO International, Inc. ("WESCO International"), has outstanding $150.0 million in aggregate principal amount of 7.50% Senior Subordinated Notes due 2017 (the "2017 Notes"), and WESCO International has outstanding $344.9 million in aggregate principal amount of 2029 Debentures. The 2017 Notes are fully and unconditionally guaranteed by WESCO International on a subordinated basis to all existing and future senior indebtedness of WESCO International. The 2029 Debentures are fully and unconditionally guaranteed by WESCO Distribution on a senior subordinated basis to all existing and future senior indebtedness of WESCO Distribution.
Condensed consolidating financial information for WESCO International, WESCO Distribution and the non-guarantor subsidiaries is as follows:

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
(unaudited)

	September 30, 2012
	(In thousands)
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Cash and cash equivalents	$3	$75,673	$31,961	$—	$107,637
Trade accounts receivable, net	—	—	1,020,454	—	1,020,454
Inventories, net	—	337,316	325,448	—	662,764
Other current assets	—	38,423	76,647	—	115,070
Total current assets	3	451,412	1,454,510	—	1,905,925
Intercompany receivables, net	—	—	1,751,125	(1,751,125)	—
Property, buildings and equipment, net	—	59,543	81,455	—	140,998
Intangible assets, net	—	6,360	198,212	—	204,572
Goodwill and other intangibles, net	—	246,125	880,876	—	1,127,001
Investments in affiliates and other noncurrent assets	2,426,032	3,601,264	30,989	(6,016,787)	41,498
Total assets	$2,426,035	$4,364,704	$4,397,167	$(7,767,912)	$3,419,994
Accounts payable	$—	$444,291	$248,886	$—	$693,177
Other current liabilities	2,578	57,161	157,120	—	216,859
Total current liabilities	2,578	501,452	406,006	—	910,036
Intercompany payables, net	679,405	1,071,720	—	(1,751,125)	—
Long-term debt	171,244	187,988	337,526	—	696,758
Other noncurrent liabilities	28,126	182,443	58,101	—	268,670
Stockholders’ equity	1,544,682	2,421,101	3,595,534	(6,016,787)	1,544,530
Total liabilities and stockholders’ equity	$2,426,035	$4,364,704	$4,397,167	$(7,767,912)	$3,419,994

	December 31, 2011
	(In thousands)
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Cash and cash equivalents	$5	$44,412	$19,452	$—	$63,869
Trade accounts receivable, net	—	—	939,422	—	939,422
Inventories, net	—	341,423	285,544	—	626,967
Other current assets	270	32,548	74,344	—	107,162
Total current assets	275	418,383	1,318,762	—	1,737,420
Intercompany receivables, net	—	—	1,771,921	(1,771,921)	—
Property, buildings and equipment, net	—	54,038	79,512	—	133,550
Intangible assets, net	—	6,981	149,893	—	156,874
Goodwill and other intangibles, net	—	246,125	762,002	—	1,008,127
Investments in affiliates and other noncurrent assets	2,219,323	3,422,885	31,745	(5,631,472)	42,481
Total assets	$2,219,598	$4,148,412	$4,113,835	$(7,403,393)	$3,078,452
Accounts payable	$—	$423,509	$219,268	$—	$642,777
Other current liabilities	7,797	56,035	139,237	—	203,069
Total current liabilities	7,797	479,544	358,505	—	845,846
Intercompany payables, net	668,447	1,103,474	—	(1,771,921)	—
Long-term debt	169,054	188,081	285,787	—	642,922
Other noncurrent liabilities	28,131	163,177	52,466	—	243,774
Stockholders’ equity	1,346,169	2,214,136	3,417,077	(5,631,472)	1,345,910
Total liabilities and stockholders’ equity	$2,219,598	$4,148,412	$4,113,835	$(7,403,393)	$3,078,452

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended September 30, 2012
	(In thousands)
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net sales	$—	$868,289	$816,211	$(28,314)	$1,656,186
Cost of goods sold	—	689,522	656,224	(28,314)	1,317,432
Selling, general and administrative expenses	25	121,006	104,781	—	225,812
Depreciation and amortization	—	3,980	5,930	—	9,910
Results of affiliates’ operations	69,571	44,115	—	(113,686)	—
Interest expense, net	6,095	3,706	2,853	—	12,654
Provision for income taxes	—	24,679	2,308	—	26,987
Net income (loss)	63,451	69,511	44,115	(113,686)	63,391
Less: Net loss attributable to noncontrolling interest	—	—	(24)	—	(24)
Net income (loss) attributable to WESCO International, Inc.	$63,451	$69,511	$44,139	$(113,686)	$63,415
Comprehensive income:
Foreign currency translation adjustment	10,652	10,652	10,652	(21,304)	10,652
Comprehensive income attributable to WESCO International, Inc.	$74,103	$80,163	$54,791	$(134,990)	$74,067

	Three Months Ended September 30, 2011
	(In thousands)
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net sales	$—	$847,745	$764,880	$(32,249)	$1,580,376
Cost of goods sold	—	680,897	616,097	(32,249)	1,264,745
Selling, general and administrative expenses	18	134,671	81,516	—	216,205
Depreciation and amortization	—	2,780	4,894	—	7,674
Results of affiliates’ operations	60,336	53,846	—	(114,182)	—
Interest expense, net	6,428	5,573	3,078	—	15,079
Provision for income taxes	—	17,334	5,449	—	22,783
Net income (loss) attributable to WESCO International, Inc.	$53,890	$60,336	$53,846	$(114,182)	$53,890
Comprehensive income:
Foreign currency translation adjustment	(26,411)	(26,411)	(26,411)	52,822	(26,411)
Comprehensive income attributable to WESCO International, Inc.	$27,479	$33,925	$27,435	$(61,360)	$27,479

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(unaudited)

	Nine Months Ended September 30, 2012
	(In thousands)
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net sales	$—	$2,602,688	$2,432,239	$(99,989)	$4,934,938
Cost of goods sold	—	2,074,165	1,966,586	(99,989)	3,940,762
Selling, general and administrative expenses	49	413,540	271,541	—	685,130
Depreciation and amortization	—	11,231	15,200	—	26,431
Results of affiliates’ operations	192,729	164,338	—	(357,067)	—
Interest expense, net	17,417	7,667	8,009	—	33,093
Provision for income taxes	—	67,694	6,565	—	74,259
Net income (loss)	175,263	192,729	164,338	(357,067)	175,263
Less: Net loss attributable to noncontrolling interest	—	—	(4)	—	(4)
Net income (loss) attributable to WESCO International, Inc.	$175,263	$192,729	$164,342	$(357,067)	$175,267
Comprehensive income:
Foreign currency translation adjustment	14,297	14,297	14,297	(28,594)	14,297
Comprehensive income attributable to WESCO International, Inc.	$189,560	$207,026	$178,639	$(385,661)	$189,564

	Nine Months Ended September 30, 2011
	(In thousands)
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net sales	$—	$2,386,968	$2,223,588	$(74,360)	$4,536,196
Cost of goods sold	—	1,913,902	1,788,124	(74,360)	3,627,666
Selling, general and administrative expenses	62	404,112	240,002	—	644,176
Depreciation and amortization	—	8,228	14,633	—	22,861
Results of affiliates’ operations	159,957	156,191	—	(316,148)	—
Interest expense, net	18,493	12,839	10,319	—	41,651
Provision for income taxes	—	44,121	14,319	—	58,440
Net income (loss) attributable to WESCO International, Inc.	$141,402	$159,957	$156,191	$(316,148)	$141,402
Comprehensive income:
Foreign currency translation adjustment	(16,685)	(16,685)	(16,685)	33,370	(16,685)
Comprehensive income attributable to WESCO International, Inc.	$124,717	$143,272	$139,506	$(282,778)	$124,717

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30, 2012
	(In thousands)
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net cash (used) provided by operating activities	$(8,490)	$201,343	$(3,170)	$—	$189,683
Investing activities:
Capital expenditures	—	(15,654)	(3,815)	—	(19,469)
Acquisition payments	—	(201,123)	—	—	(201,123)
Other	—	51	—	—	51
Net cash used in investing activities	—	(216,726)	(3,815)	—	(220,541)
Financing activities:
Net borrowings	10,957	36,589	19,259	—	66,805
Equity transactions	(2,469)	—	—	—	(2,469)
Other	—	10,055	—	—	10,055
Net cash provided by financing activities	8,488	46,644	19,259	—	74,391
Effect of exchange rate changes on cash and cash equivalents	—	—	235	—	235
Net change in cash and cash equivalents	(2.4)	31,261	12,509	—	43,768
Cash and cash equivalents at the beginning of year	5	44,412	19,452	—	63,869
Cash and cash equivalents at the end of period	$3	$75,673	$31,961	$—	$107,637

	Nine Months Ended September 30, 2011
	(In thousands)
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net cash provided (used) by operating activities	$(2,450)	$33,256	$41,022	$—	$71,828
Investing activities:
Capital expenditures	—	(21,700)	(2,266)	—	(23,966)
Acquisition payments	—	(8,166)	—	—	(8,166)
Other	—	86	—	—	86
Net cash used in investing activities	—	(29,780)	(2,266)	—	(32,046)
Financing activities:
Net (repayments) borrowings	4,973	(6,002)	—	—	(1,029)
Equity transactions	(2,517)	—	—	—	(2,517)
Other	—	8,751	—	—	8,751
Net cash provided by financing activities	2,456	2,749	—	—	5,205
Effect of exchange rate changes on cash and cash equivalents	—	—	(4,515)	—	(4,515)
Net change in cash and cash equivalents	6	6,225	34,241	—	40,472
Cash and cash equivalents at the beginning of year	1	32,342	21,234	—	53,577
Cash and cash equivalents at the end of period	$7	$38,567	$55,475	$—	$94,049

10. SUBSEQUENT EVENTS
On October 15, 2012, WESCO entered into a definitive agreement to acquire EECOL Electric Corporation, headquartered in Calgary, Alberta, Canada, and various affiliated companies for a purchase price of approximately CAD$1.14 billion. EECOL Electric is one of Canada's premier full-line distributors of electrical equipment, products and services with approximately $0.9 billion in annual sales, 57 locations across Canada and 20 in South America, and more than 20,000 customers. Consummation of the transaction is subject to certain conditions, including approval under the Canadian Competition Act. The acquisition is expected to be financed utilizing a new institutional term loan to be entered into on or before closing, as well as WESCO's existing credit facilities. Closing is expected to occur during the fourth quarter of 2012.

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

Company Overview
WESCO International, Inc., incorporated in 1993 and effectively formed in February 1994 upon acquiring a distribution business from Westinghouse Electric Corporation, is a leading North American based distributor of products and provider of advanced supply chain management and logistics services used primarily in industrial, construction, utility and commercial, institutional and government markets. We serve over 65,000 active customers globally through approximately 400 full-service branches and eight distribution centers located in the United States, Canada, and Mexico, with offices in 11 additional countries. Approximately 80% of our net sales for the first nine months of 2012 were generated from operations in the United States, 16% from Canada and the remainder from other countries.
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
Our financial results for the first nine months of 2012 reflect the continued execution of our growth strategy and the positive impact from recent acquisitions. Net sales increased $398.7 million, or 8.8%, over the same period last year. Cost of goods sold as a percentage of net sales was 79.9% and 80.0% for the first nine months of 2012 and 2011, respectively. Operating income increased by $41.1 million, or 17.0%, primarily from organic growth of the base business and from recent acquisitions. Net income attributable to WESCO International, Inc. for the nine months ended September 30, 2012 and 2011 was $175.3 million and $141.4 million, respectively.

Cash Flow
We generated $189.7 million in operating cash flow for the first nine months of 2012. Included in this amount was increased income as a result of improved operating results offset by investments in working capital to fund our growth. Investing activities included payments of $201.1 million for the acquisitions of RS Electronics, Conney Safety Products, and Trydor Industries along with $19.5 million for capital expenditures. Financing activities consisted of borrowings and repayments of $413.2 million and $414.8 million, respectively, related to our revolving credit facility (the "Revolving Credit Facility"), and borrowings and repayments of $327.2 million and $275.0 million, respectively, related to our accounts receivable securitization facility (the “Receivables Facility”).

Financing Availability
As of September 30, 2012, we had $476.4 million in total available borrowing capacity. The available borrowing capacity under our Revolving Credit Facility, which has a maturity date in August 2016, was $328.6 million, of which $200.3 million was available for U.S. borrowings and $128.3 million was available for Canadian borrowings. The available borrowing capacity under the Receivables Facility, which has a maturity date in August 2014, was $147.8 million. We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions. For further discussion refer to “Liquidity and Capital Resources.”

Critical Accounting Policies and Estimates
During the nine months ended September 30, 2012, there were no significant changes to our critical accounting policies and estimates referenced in our 2011 Annual Report on Form 10-K.
Results of Operations
Third Quarter of 2012 versus Third Quarter of 2011
The following table sets forth the percentage relationship to net sales of certain items in our condensed consolidated statements of income for the periods presented:

	Three Months Ended
	September 30,
	2012	2011
Net sales	100.0%	100.0%
Cost of goods sold	79.5	80.0
Selling, general and administrative expenses	13.6	13.7
Depreciation and amortization	0.7	0.5
Income from operations	6.2	5.8
Interest expense	0.8	0.9
Income before income taxes	5.4	4.9
Provision for income taxes	1.6	1.5
Net income attributable to WESCO International, Inc.	3.8%	3.4%

Net sales in the third quarter of 2012 totaled $1,656.2 million versus $1,580.4 million in the comparable period for 2011, an increase of $75.8 million, or 4.8%, over the same period last year. Sales were positively impacted by recent acquisitions and the execution of growth initiatives. The increase in net sales included a positive impact from acquisitions of 4.0%, a negative impact of 1.6% due to one less workday in the quarter, and a negative impact from foreign exchange of 0.6%. Additionally, management estimates the positive impact on net sales due to pricing was approximately 0.5%.

Cost of goods sold for the third quarter of 2012 was $1,317.4 million versus $1,264.7 million for the comparable period in 2011, and cost of goods sold as a percentage of net sales was 79.5% and 80.0% in 2012 and 2011, respectively. The decrease in the cost of goods sold percentage was primarily due to higher supplier volume rebate rates driven by the increase in sales and the positive margin impact from recent acquisitions.

Selling, general and administrative ("SG&A") expenses in the third quarter of 2012 totaled $225.8 million versus $216.2 million in last year's comparable quarter. The increase in SG&A is primarily due to the recent acquisitions and payroll expenses related to the growth in headcount. As a percentage of net sales, SG&A expenses were 13.6% in the third quarter of 2012 compared to 13.7% in the third quarter of 2011. SG&A expenses expanded at a lower rate than sales due to the fixed cost nature of certain SG&A expense components and the effective execution of cost containment initiatives.

SG&A payroll expenses for the third quarter of 2012 of $161.6 million increased by $10.8 million compared to the same quarter in 2011. The increase in payroll expenses was primarily due to an increase in salaries and wages of $10.2 million and an increase in benefit and incentive costs of $1.1 million, both related to the recent acquisitions and growth in headcount. Other SG&A payroll related expenses decreased $0.6 million.

The remaining SG&A expenses for the third quarter of 2012 of $64.2 million decreased by $1.2 million compared to the same quarter in 2011 due to the effective execution of cost containment initiatives.

Depreciation and amortization for the third quarter of 2012 was $9.9 million versus $7.7 million in last year's comparable quarter. The increase in depreciation and amortization is due to an increase in capital expenditures in 2011.

Interest expense totaled $12.7 million for the third quarter of 2012 versus $15.1 million in last year's comparable quarter, a decrease of 16.1%. The decrease in interest expense was primarily due to a decrease in non-cash interest expense of $2.2 million. Interest expense for the three months ended September 30, 2011 included the write-off of $1.8 million of deferred financing fees as the result of a new Revolving Credit Facility in the third quarter of 2011.

Income tax expense totaled $27.0 million in the third quarter of 2012 compared to $22.8 million in last year's comparable quarter, and the effective tax rate was 29.9% compared to 29.7% in the same quarter in 2011. The increase in the effective tax rate is primarily due to increased income related to our domestic operations as well as the impact of discrete items.
For the third quarter of 2012, net income increased by $9.5 million to $63.4 million compared to $53.9 million in the third quarter of 2011.
Net loss attributable to the noncontrolling interest was less than $0.1 million for the third quarter of 2012.
Net income and diluted earnings per share attributable to WESCO International, Inc. was $63.4 million and $1.25 per share, respectively, for the third quarter of 2012, compared with $53.9 million and $1.11 per share, respectively, for the third quarter of 2011.
Nine Months Ended September 30, 2012 versus Nine Months Ended September 30, 2011
The following table sets forth the percentage relationship to net sales of certain items in our condensed consolidated statements of income for the periods presented:

	Nine Months Ended
	September 30,
	2012	2011
Net sales	100.0%	100.0%
Cost of goods sold	79.9	80.0
Selling, general and administrative expenses	13.9	14.2
Depreciation and amortization	0.5	0.5
Income from operations	5.7	5.3
Interest expense	0.7	0.9
Income before income taxes	5.0	4.4
Provision for income taxes	1.5	1.3
Net income attributable to WESCO International, Inc.	3.5%	3.1%

Net sales in the first nine months of 2012 totaled $4,934.9 million versus $4,536.2 million in the comparable period for 2011, an increase of $398.7 million, or 8.8%, over the same period last year. Sales were positively impacted by our growth initiatives and recent acquisitions. The increase in net sales included a positive impact from acquisitions of 2.9% and a negative impact of 0.5% from foreign exchange rates. Additionally, management estimates the positive impact on net sales due to pricing was approximately 1.0%.

Cost of goods sold for the first nine months of 2012 was $3,940.8 million versus $3,627.7 million for the comparable period in 2011, and cost of goods sold as a percentage of net sales was 79.9% in 2012 and 80.0% in 2011.

SG&A expenses in the first nine months of 2012 totaled $685.1 million versus $644.2 million in last year's comparable period. The increase in SG&A expenses was primarily due to payroll expenses related to the recent acquisitions and growth in headcount. As a percentage of net sales, SG&A expenses were 13.9% in the first nine months of 2012 compared to 14.2% in the first nine months of 2011. SG&A expenses increased at a lower rate than sales due to the fixed cost nature of certain SG&A expense components and the effective execution of cost containment initiatives.

SG&A payroll expenses for the first nine months of 2012 of $491.7 million increased by $39.9 million compared to the same period in 2011. The increase in payroll expenses was primarily due to an increase in salaries and wages of $29.0 million and benefit costs of $9.4 million, both due to the recent acquisitions and an increase in headcount. The increase in commissions and incentives of $4.7 million is related to the growth in sales and income along with the recent acquisitions. Other SG&A payroll related expenses decreased $3.2 million.

The remaining SG&A expenses for the first nine months of 2012 of $193.4 million increased by approximately $1.0 million compared to the same period in 2011 due to an increase in variable operating expenses associated with the growth in sales. Expenses expanded at a lower rate than sales due to the effective execution of cost containment initiatives.

Depreciation and amortization for the first nine months of 2012 was $26.4 million versus $22.9 million in last year's comparable period. The increase in depreciation and amortization is primarily due to the increase in capital expenditures in 2011.

Interest expense totaled $33.1 million for the first nine months of 2012 versus $41.7 million in last year's comparable period, a decrease of 20.5%. Non-cash interest expense, which includes convertible debt interest, interest related to uncertain tax positions, and the amortization of deferred financing fees, for the first nine months of 2012 and 2011 was $0.8 million and $7.2 million, respectively. Non-cash interest for the nine months ended September 30, 2012 included a favorable adjustment of $3.3 million of previously recorded interest related to uncertain tax positions. This adjustment was the result of a favorable Internal Revenue Service appeals settlement in the first quarter of 2012 related to years 2000 to 2006. Interest expense for the nine months ended September 30, 2011 included the write-off of $1.8 million of deferred financing fees as the result of a new Revolving Credit Facility in the third quarter of 2011. The decrease in cash interest expense for the first nine months of 2012 was the result of a decrease in interest rates due to entering into a new Revolving Credit Facility and amending the Receivables Facility in August 2011.

Income tax expense totaled $74.3 million in the first nine months of 2012 compared to $58.4 million in the first nine months of 2011, and the effective tax rate was 29.8% compared to 29.2% in the same period in 2011. The increase in the effective tax rate is primarily due to increased income related to our domestic operations as well as the impact of discrete items.

For the first nine months of 2012, net income increased by $33.9 million to $175.3 million compared to $141.4 million in the first nine months of 2011.
Net loss attributable to the noncontrolling interest was less than $0.1 million for the first nine months of 2012.
Net income and diluted earnings per share attributable to WESCO International, Inc. was $175.3 million and $3.43 per share, respectively, for the first nine months of 2012, compared with $141.4 million and $2.84 per share, respectively, for the first nine months of 2011.
Liquidity and Capital Resources
Total assets were $3.4 billion at September 30, 2012, compared to $3.1 billion at December 31, 2011. The $341.5 million increase in total assets was primarily attributable to an increase in other assets of $173.1 million due to an increase in goodwill of $118.9 million and an increase in intangible assets of $47.7 million. The increase in total assets was also due to an increase in accounts receivable of $81.0 million and an increase in inventory of $35.8 million. Total liabilities at September 30, 2012 and December 31, 2011 were $1.9 billion and $1.7 billion, respectively. The $142.9 million increase in total liabilities was primarily a result of the increase in current and long-term debt of $72.5 million due to 2012 acquisitions and the increase in accounts payable of $50.4 million. Stockholders’ equity increased by 14.8% to $1,544.5 million at September 30, 2012, compared with $1,345.9 million at December 31, 2011, primarily as a result of net earnings of $175.3 million, stock-based compensation expense of $11.7 million, and foreign currency translation adjustments of $14.3 million.
Our liquidity needs generally arise from fluctuations in our working capital requirements, capital expenditures, acquisitions and debt service obligations. As of September 30, 2012, we had $328.6 million in available borrowing capacity under our Revolving Credit Facility, which combined with our $147.8 million of available borrowing capacity under our Receivables Facility and our invested cash of $12.7 million provided liquidity of $489.1 million. Invested cash included in our determination of liquidity represents cash deposited in interest bearing accounts. Our intent is to repay our mortgage financing facility, which becomes due in early 2013, with borrowings under either the Revolving Credit Facility or the Receivables Facility. We believe cash provided by operations and financing activities will be adequate to cover our current operational and business needs.
We communicate on a regular basis with our lenders regarding our financial and working capital performance and liquidity position. We are in compliance with all covenants and restrictions contained in our debt agreements as of September 30, 2012.
At September 30, 2012, we had cash and cash equivalents totaling $107.6 million, of which $39.1 million was held by foreign subsidiaries. The cash held by some of our foreign subsidiaries could be subject to additional U.S. income taxes if repatriated. We believe that we are able to maintain a sufficient level of liquidity for our domestic operations and commitments without repatriation of the cash held by these foreign subsidiaries.
We did not note any conditions or events during the third quarter of 2012 requiring an interim evaluation of impairment of goodwill. We will perform our annual impairment testing of goodwill and indefinite-lived intangible assets during the fourth quarter of 2012.

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
Cash Flow
Operating Activities. Cash provided by operating activities for the first nine months of 2012 totaled $189.7 million, compared with $71.8 million of cash generated for the first nine months of 2011. Cash provided by operating activities included net income of $175.3 million and adjustments to net income totaling $70.1 million. Other sources of cash in 2012 were generated from an increase in accounts payable of $38.5 million due to the increase in purchasing activity, a decrease in prepaid expenses and other current assets of $9.1 million, and an increase in other current and noncurrent liabilities of $6.4 million. Primary uses of cash in 2012 included: $64.0 million for the increase in trade and other receivables, resulting from the increase in sales; $15.4 million for the decrease in accrued payroll and benefit costs resulting from the payment of the 2011 management incentive compensation and 401(k) discretionary contribution; and $16.0 million for the increase in inventory. In the first nine months of 2011, primary sources of cash were net income of $141.4 million and adjustments to net income totaling $46.8 million. Other sources of cash included an increase in accounts payable of $110.6 million resulting from the increase in purchasing activity. Primary uses of cash in the first nine months of 2011 included: $154.7 million for the increase in trade and other receivables resulting from the increase in sales; $44.2 million for the increase in inventory; $24.4 million for the decrease in other current and noncurrent liabilities; and $2.7 million for the decrease in accrued payroll and benefit costs resulting from the payment of the 2010 management incentive compensation and 401(k) discretionary contribution; and a decrease in prepaid expenses and other current assets of $1.0 million.
Investing Activities. Net cash used by investing activities for the first nine months of 2012 was $220.5 million, compared with $32.0 million of net cash used during the first nine months of 2011. Included in 2012 were payments of $201.1 million related to the acquisition of RS Electronics, Conney Safety, and Trydor. Included in 2011 were payments of $8.2 million related to the acquisition of the business of RECO. Capital expenditures were $19.5 million and $24.0 million in the first nine months of 2012 and 2011, respectively.
Financing Activities. Net cash used by financing activities for the first nine months of 2012 and 2011 was $74.4 million and $5.2 million, respectively. During the first nine months of 2012, borrowings and repayments of long-term debt of $413.2 million and $414.8 million, respectively, were made to our Revolving Credit Facility. Borrowings and repayments of $327.2 million and $275.0 million respectively, were applied to our Receivables Facility, and there were repayments of $1.3 million to our mortgage financing facility. Financing activities in 2012 also included borrowings on our various international lines of credit of approximately $21.4 million. During the first nine months of 2011, borrowings and repayments of long-term debt of $323.5 million were made to our Revolving Credit Facility. Borrowings and repayments of $140.0 million were applied to our Receivables Facility, and there were repayments of $1.3 million to our mortgage financing facility.
Contractual Cash Obligations and Other Commercial Commitments
There were no material changes in our contractual obligations and other commercial commitments that would require an update to the disclosure provided in our 2011 Annual Report on Form 10-K, other than the borrowings for acquisitions discussed in Note 3 of our Notes to these Condensed Consolidated Financial Statements. Management believes that cash generated from operations, together with amounts available under our Revolving Credit Facility and the Receivables Facility, will be sufficient to meet our working capital, capital expenditures and other cash requirements for the foreseeable future. However, there can be no assurances that this will continue to be the case.
Inflation
The rate of inflation affects different commodities, the cost of products purchased, and ultimately the pricing of our different products and product classes to our customers. Our pricing related to inflation was approximately 1.0% of our sales revenue for the first nine months of 2012. Historically, price changes from suppliers have been consistent with inflation and have not had a material impact on the results of operations.
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

Item 3.    Quantitative and Qualitative Disclosures about Market Risks

There have not been any material changes to our exposures to market risk during the quarter ended September 30, 2012 that would require an update to the disclosures provided in our 2011 Annual Report on Form 10-K.

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
Changes in Internal Control Over Financial Reporting

During the third quarter of 2012, there were no changes in our internal control over financial reporting identified in connection with management's evaluation of the effectiveness of our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In making its assessment of changes in internal control over financial reporting as of September 30, 2012, management has excluded Conney Safety and Trydor, two companies acquired in business combinations during the third quarter of 2012. The Company is currently assessing the control environments of these acquisitions. The total revenue of these companies for the three month period ended September 30, 2012 represents approximately 1.8% of the Company's consolidated revenue for the same period.

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

As initially reported in our 2008 Annual Report on Form 10-K, we are a co-defendant in a lawsuit filed in a state court in Indiana in which a customer alleges that we sold defective products manufactured or remanufactured by others and is seeking monetary damages in the amount of approximately $50 million. We have denied any liability, continue to believe that we have meritorious defenses and intend to vigorously defend ourselves against these allegations. Accordingly, no liability was recorded for this matter as of September 30, 2012. Furthermore, due to the uncertainty of this litigation, we are not currently able to reasonably estimate the possible loss or range of loss from this legal proceeding.

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

WESCO International, Inc.

Date: October 31, 2012	By:	/s/ Kenneth S. Parks
Kenneth S. Parks
Vice President and Chief Financial Officer