Form 10-K
period 2012-12-31
WESCO INTERNATIONAL INC
filed 2013-03-01
CIK 929008

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The registrant estimates that the aggregate market value of the voting shares held by non-affiliates of the registrant was approximately $2,497.8 million as of June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price on the New York Stock Exchange for such stock.
As of February 26, 2013, 44,087,890 shares of Common Stock, par value $.01 per share, of the registrant were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Part III of this Form 10-K incorporates by reference portions of the registrant’s Proxy Statement for its 2013 Annual Meeting of Stockholders.

1

WESCO INTERNATIONAL, INC.
Annual Report on Form 10-K for the Fiscal Year Ended
December 31, 2012

PART I
Item 1. Business.
     In this Annual Report on Form 10-K, “WESCO” refers to WESCO International, Inc., and its subsidiaries and its predecessors unless the context otherwise requires. References to “we,” “us,” “our” and the “Company” refer to WESCO and its subsidiaries.
The Company
WESCO International, Inc. (“WESCO International”), incorporated in 1993 and effectively formed in February 1994 upon acquiring a distribution business from Westinghouse Electric Corporation, is a leading North American based distributor of products and provider of advanced supply chain management and logistics services used primarily in industrial, construction, utility and commercial, institutional and government (“CIG”) markets. We are a leading provider of electrical, industrial, and communications maintenance, repair and operating (“MRO”) and original equipment manufacturers (“OEM”) products, construction materials, and advanced supply chain management and logistics services. Our primary product categories include general electrical and industrial supplies, wire, cable and conduit, data and broadband communications, power distribution equipment, lighting and lighting control systems, control and automation, motors, and safety.
We serve over 65,000 active customers globally through approximately 475 full service branches and nine distribution centers located in the United States, Canada, and Mexico with offices in 15 additional countries. At the end of 2012, we had approximately 9,000 employees worldwide. We distribute over 1,000,000 products, grouped into six categories, from more than 18,000 suppliers utilizing a highly automated, proprietary electronic procurement and inventory replenishment system.
In addition, we offer a comprehensive portfolio of value-added capabilities, which includes supply chain management, logistics and transportation, procurement, warehousing and inventory management, as well as kitting, limited assembly of products and system installation. Our value-added capabilities, extensive geographic reach, experienced workforce and broad product and supply chain solutions have enabled us to grow our business and establish a leading position in North America.
In December 2012, we completed the acquisition of EECOL Electric Corporation ("EECOL") with approximately $0.9 billion in annual sales, 57 locations across Canada and 20 in South America, and more than 20,000 customers.
Industry Overview
We operate in highly fragmented markets that include thousands of small regional and locally based, privately owned competitors. According to one industry publication, in 2011, the latest year for which market share data is available, the five largest North American electrical distributors, including WESCO, accounted for only approximately 30% of all industry sales in North America. Our global account, integrated supply and OEM programs provide customers with a regional, national, North American and global supply chain consolidation opportunities. The demand for these programs has grown in recent years, driven primarily by the desire of companies to reduce operating expenses by outsourcing operational and administrative functions associated with the procurement, management and utilization of MRO supplies and OEM components. We believe that significant opportunities exist for further expansion of these programs. The total potential in the United States for purchases of MRO and OEM supplies and services across all industrial distribution market segments and channels is currently estimated to be greater than $500 billion per an industry publication.
According to management estimates, electrical distribution industry sales have grown at an approximately 5% compound annual rate over the past 20 years. This expansion has been driven by general economic growth, increased price levels for key commodities, increased use of electrical products in businesses and industries, new products and technologies, the proliferation of enhanced building and safety codes, and use of the internet. Wholesale distributors have also grown as a result of a long-term shift in procurement preferences that favor the use of distributors over direct relationships with manufacturers. It is estimated that approximately 75% of electrical products manufactured in the United States are delivered to the end user through the distribution channel.
Markets and Customers
We have a large base of over 65,000 active customers across a diverse set of end markets. Our top ten customers accounted for approximately 10% of our sales in 2012. No one customer accounted for more than 3% of our sales in 2012.
The following table outlines our sales breakdown by end market:

Year Ended December 31,	2012	2011	2010
(percentages based on total sales)
Industrial	44%	43%	42%
Construction	32%	35%	38%
Utility	12%	11%	13%
Commercial, Institutional and Governmental	12%	11%	7%
     Industrial. Sales to industrial customers of MRO, OEM, and construction products and services accounted for approximately 44% of our sales in 2012, compared to 43% in 2011. Industrial sales product categories include a broad range of electrical equipment and supplies as well as lubricants, pipe, valves, fittings, fasteners, cutting tools, power transmission, and safety products. In addition, OEM customers require a reliable supply of assemblies and components to incorporate into their own products as well as value-added services such as supplier consolidation, design and technical support, just-in-time supply and electronic commerce, and supply chain management.
     Construction. Sales of electrical and communications products to contractors accounted for approximately 32% of our sales in 2012, compared to 35% in 2011. Customers include a wide array of contractors and engineering, procurement and construction firms for industrial, infrastructure, commercial and data and broadband communications projects. Specific applications include projects for refineries, railways, hospitals, wastewater treatment facilities, data centers, security installations, offices, and modular and mobile homes. In addition to a wide array of electrical products, we offer contractors communications products for projects related to IT/network modernization, physical security upgrades, broadband deployments, network security, and disaster recovery.
     Utility. Sales to utilities and utility contractors accounted for approximately 12% of our sales in 2012, compared to 11% in 2011. Customers include large investor-owned utilities, rural electric cooperatives, municipal power authorities and contractors that serve these customers. We provide our utility customers with products and services to support the construction and maintenance of their generation, transmission and distribution systems along with an extensive range of products that meet their power plant MRO and capital projects needs. Materials management and procurement outsourcing arrangements are also important in this market, as cost pressures and deregulation have caused utility customers to seek improvements in the efficiency and effectiveness of their supply chains.
     Commercial, Institutional and Governmental ("CIG"). Sales to CIG customers accounted for approximately 12% of our sales in 2012 compared to 11% in 2011. Customers include schools, hospitals, property management firms, retailers and federal, state and local government agencies of all types, including federal contractors.
Business Strategy
Our goal is to grow organically at a rate greater than that of our industry while also making accretive acquisitions. Our organic growth strategy leverages our existing strengths and focuses on initiatives to enhance our sales and customer service, develop new end markets, broaden our product and service offerings and expand our geographic footprint. We utilize LEAN continuous improvement initiatives on a company-wide basis to deliver operational excellence and improve productivity. We also extend our LEAN initiatives to customers to improve the efficiency and effectiveness of their operations and supply chains. In addition, we seek to generate a distinct competitive advantage through talent management and employee development processes and programs.
We have identified certain growth engines that we believe provide substantial opportunities for above market growth. These growth engines include business models, selected end markets and product categories. The end markets are construction, government, international, and utility. The product categories are communications and security products, and lighting and sustainability. We believe our business models of global accounts and integrated supply programs also provide significant growth opportunities and are applicable to any of our served end markets. We have focused our growth efforts on these end markets, product categories, and business models as discussed below.
     Grow Our Global Account Customer Relationships and Base. Our typical global account customer is a Fortune 1000 industrial or commercial company, a large utility, a major contractor, or a governmental or institutional customer, in each case with multiple locations. Our global account program is designed to provide customers with supply chain management services and cost reductions by coordinating and standardizing activity for MRO materials and OEM direct materials across their multiple locations utilizing our broad geographic footprint and our largely integrated information technology platform. Comprehensive implementation plans are managed at the local, national and international levels to prioritize activities, identify key performance measures, and track progress against objectives. We involve our preferred suppliers early in the implementation process, where they can contribute expertise and product knowledge to accelerate program implementation and achievement of cost savings and process improvements.

Over the past ten years, growth from our global account programs has been a material component of our organic growth strategy. Our objective is to continue to increase revenue from our global account programs by expanding our product and service offerings to existing global account customers and expanding our reach to serve additional customer locations. We also plan on expanding our customer base by capitalizing on our industry expertise and supply chain optimization capabilities.
     Extend Our Leadership Position in Integrated Supply Programs. Our integrated supply programs are focused on customers in the industrial, utility, construction and CIG markets. We combine our personnel, product and distribution expertise, electronic commerce technologies, and service capabilities with the customer's own internal resources to meet particular service requirements. Each integrated supply program is configured to reduce the number of suppliers, total procurement costs, and administrative expenses as well as improve operating controls. Our integrated supply programs focus on supply chain optimization and replace the traditional multi-vendor, resource-intensive procurement process with a single, outsourced, automated process. Our services range from timely product delivery to an outsourced procurement function. We believe that large customers will increasingly seek to utilize such services to consolidate and manage their MRO and OEM supply chains. We plan to expand our position as an integrated supply services leader in North America by building upon established relationships within our large customer base and premier supplier network, and extending our services to additional customers and locations around the world.
     Expand Our Relationships with Construction Contractors. Our construction sales are focused on contractors, particularly those involved with healthcare, government facilities, enterprise data communications, telecommunication and energy and government infrastructure-related projects. We believe that significant cross selling opportunities exist for electrical and communications products and we intend to use our global account and integrated supply programs, LEAN initiatives and project management expertise to capitalize on construction business opportunities.
     Expand Products and Services for Utilities. Our utility customers continue to focus on improving grid reliability as well as improving their operating efficiency and reducing costs.  As a result, we anticipate an increase in distribution grid improvement and transmission expansion projects as well as the adoption of integrated supply programs. Accordingly, we are focused on expanding our logistical and project services, integrated supply services and project management programs to increase our scope of supply on distribution grid, generation and other energy projects, including alternative energy projects.
     Expand International Operations. We seek to capitalize on existing and emerging international market opportunities through local business development and the expansion of our global product and service platforms while taking advantage of acquisitions that expand our global footprint. We target large, growing markets where we can leverage our value proposition and relationships with key customers and suppliers. We believe this strategy of working with well-developed customer and supplier relationships significantly reduces risk and provides the opportunity to establish profitable business. Our priorities are focused on global vertical markets including energy, mining and metals, manufacturing, and infrastructure, as well as key product categories such as communications and security. Additionally, we are extending our procurement outsourcing and integrated supply programs following large, existing customers into international markets.
     Grow Our Communications Products Position. Over the last several years, there has been a convergence of electrical and data communications contractors. Our ability to provide both electrical and communications products and services lines as well as automation, electromechanical, non-electrical MRO, physical security and utility products has presented cross selling opportunities across WESCO. Communications products have continued to be in demand due to networking upgrades, low voltage security investments, data center upgrades and increasing broadband and telecommunications utilization.
     Grow Lighting System and Sustainability Sales. Lighting applications are undergoing significant innovation driven by energy efficiency and sustainability trends. We expanded our sales team and marketing initiatives and will continue to add resources in this product category and in product and service offerings to provide overall energy solutions. We opened our second Lighting & Sustainability Solutions Center to increase the customer's knowledge in lighting technology and solutions that contribute to an environmentally responsible future.
     Pursue Strategic Acquisitions. In 2012, we acquired four businesses: RS Electronics ("RS"), Trydor Industries (Canada) Ltd. ("Trydor"), Conney Safety Products, LLC ("Conney"), and EECOL. We believe that the highly fragmented nature of the electrical and industrial distribution industry will continue to provide acquisition opportunities. We expect that any future acquisitions will be financed with internally generated funds, additional debt and/or the issuance of equity securities.
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

     Talent Management. Our strategy is to develop a distinct competitive advantage through talent management and employee engagement and development. We believe our ability to attract, develop and retain diverse human capital is imperative to ongoing business success. We improve workforce capability through various programs and processes that identify, recruit, develop and promote our talent base. Significant enhancements in these programs have been made over the last several years, and we expect to continue to refine and enhance these programs in the future.
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

•
Data and Broadband Communications. Structured cabling systems, broadband products, low voltage specialty systems, specialty wire and cable products, equipment racks and cabinets, access control, alarms, cameras, paging and voice solutions;

•	Power Distribution Equipment. Circuit breakers, transformers, switchboards, panel boards, metering products and busway products;

•	Lighting and Controls. Lamps, fixtures, ballasts and lighting control products; and

•	Control, Automation and Motors. Motor control devices, drives, surge and power protection, relays, timers, pushbuttons, operator interfaces, switches, sensors, and interconnects.
The following table sets forth sales information about our sales by product category:

Year Ended December 31,	2012	2011	2010
(percentages based on total sales)
General and Industrial Supplies	36%	34%	35%
Wire, Cable and Conduit	17%	18%	18%
Data and Broadband Communications	15%	17%	15%
Power Distribution Equipment	13%	11%	12%
Lighting and Controls	9%	9%	10%
Control, Automation and Motors	10%	11%	10%

We purchase products from a diverse group of more than 18,000 suppliers. In 2012, our ten largest suppliers accounted for approximately 31% of our purchases. Our largest supplier accounted for approximately 12% of our total purchases. No other supplier accounted for more than 5% of our total purchases.
Our supplier relationships are important to us, providing access to a wide range of products, technical training, and sales and marketing support. We have over 300 preferred supplier arrangements and purchase over 60% of our products pursuant to these arrangements. Consistent with industry practice, most of our agreements with suppliers, including both distribution agreements and preferred supplier agreements, are terminable by either party on 60 days notice or less.
Services
As part of our overall offering, we provide customers a comprehensive portfolio of value added services which includes more than 50 value add solutions in 11 categories including construction, e-business, energy, engineering services, green and sustainability, production support, safety and security, supply chain optimization, training, and working capital. These solutions are designed to address our customer’s business needs through:

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
     Broad Product Offering and Value-added Services. We provide a wide range of products, services and procurement solutions, which draw on our product knowledge, supply and logistics expertise, system capabilities and supplier relationships to enable our customers to maximize productivity, minimize waste, improve efficiencies, reduce costs and enhance safety. Our broad product offering and stable source of supply enables us to consistently meet virtually all of a customer’s capital project, product, MRO and OEM requirements.
     Extensive Distribution Network. We operate approximately 475 geographically dispersed branch locations and nine distribution centers (five in the United States and four in Canada). Our distribution centers add value for our customers, suppliers, and branches through the combination of a broad and deep selection of inventory, online ordering, next-day shipment and central order handling and fulfillment. Our distribution center network reduces the lead-time and cost of supply chain activities through automated replenishment and warehouse management systems and economies of scale in purchasing, inventory management, administration and transportation. This extensive network, which would be difficult and expensive to duplicate, provides us with a distinct competitive advantage and allows us to:

•	Enhance localized customer service, technical support and sales coverage;

•	Tailor individual branch products and services to local customer needs; and

•	Offer multi-site distribution capabilities to large customers and global accounts.
     Low Cost Operator. Our competitiveness has been enhanced by our consistent favorable operating cost position, which is based on use of LEAN, strategically-located distribution centers, and purchasing economies of scale. As a result of these factors and others, our operating cost as a percentage of sales is one of the lowest in our industry. Our selling, general and administrative expenses as a percentage of revenues for 2012 were 14.6%.
Geography
Our network of branches and distribution centers are located primarily in North America. We attribute revenues from external customers to individual countries on the basis of the point of sale. The following table sets forth information about us by geographic area:

	Net Sales Year Ended December 31,						Long-Lived Assets December 31,
	2012		2011		2010		2012	2011	2010
(In thousands)
United States	$5,215,849	79%	$4,994,641	82%	$4,198,420	83%	$144,947	$131,988	$117,768
Canada	1,084,109	17%	900,551	15%	682,415	13%	100,366	24,609	12,446
Mexico	92,370	1%	84,871	1%	51,413	1%	532	573	641
Subtotal North American Operations	6,392,328		5,980,063		4,932,248		245,845	157,170	130,855
Other Foreign	186,973	3%	145,655	2%	131,614	3%	6,049	771	325
Total U.S. and Foreign	$6,579,301		$6,125,718		$5,063,862		$251,894	$157,941	$131,180

     United States. To serve our customers in the United States, we operate a network of approximately 325 branches supported by five distribution centers located in Pennsylvania, Nevada, Mississippi, Wisconsin, and Arkansas. Sales in the United States represented approximately 79% of our total sales in 2012. According to the Electrical Wholesaling Magazine, the U.S. electrical wholesale distribution industry had estimated sales of approximately $91 billion in 2012.
     Canada. To serve our Canadian customers, we operate a network of approximately 105 branches in nine provinces. Branch operations are supported by four distribution centers located in Edmonton, Montreal, Toronto, and Vancouver. Sales in Canada represented approximately 17% of our total sales in 2012. Total annual electrical industry sales in Canada are approximately $6.9 billion through December 31, 2012 according to a recent publication.
     Mexico. We have 10 branch locations in Mexico. Our headquarters in Tlalnepantla Estado de Mexico operates similar to a distribution center to enhance the service capabilities of the local branches. Sales in Mexico represented approximately 1% of our total sales in 2012.
     Other Foreign. We sell to global customers through export sales offices located in Miami, Houston, Pittsburgh, Montreal, and Calgary within North America and sales offices and branch operations in various international locations. Sales from other foreign locations represented approximately 3% of our total sales in 2012. Our branches in Aberdeen, Scotland and Manchester, England support sales efforts in Europe and the Middle East. We have a branch in Singapore to support our sales to Asia, a branch in Perth to serve customers in Australia, and a branch near Shanghai to serve customers in China along with operations in 10 additional countries. The EECOL acquisition expanded WESCO's footprint into South America. All of our international locations have been established to serve our growing list of customers with global operations.
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
Executive Officers
Our executive officers and their respective ages and positions as of February 28, 2013, are set forth below.

Name	Age	Position
John J. Engel	51	Chairman, President and Chief Executive Officer
Stephen A. Van Oss	58	Senior Vice President and Chief Operating Officer
Daniel A. Brailer	55	Vice President, Investor Relations and Corporate Affairs
Allan A. Duganier	57	Director of Internal Audit
Timothy A. Hibbard	56	Vice President and Corporate Controller
Diane E. Lazzaris	46	Vice President, Legal Affairs
Kenneth S. Parks	49	Vice President and Chief Financial Officer
Kimberly G. Windrow	55	Vice President, Human Resources

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
     Stephen A. Van Oss has served as Senior Vice President and Chief Operating Officer since September 2009. From February 2012 to June 2012, he also served as the Company's Chief Financial Officer on an interim basis. Previously, Mr. Van Oss served as our Senior Vice President and Chief Financial and Administrative Officer from 2004 to September 2009. From 2000 to 2004, he served as our Vice President and Chief Financial Officer. From 1997 to 2000, Mr. Van Oss served as our Director, Information Technology and, in 1997, as our Director, Acquisition Management. From 1995 to 1996, Mr. Van Oss served as Chief Operating Officer and Chief Financial Officer of Paper Back Recycling of America, Inc. Mr. Van Oss serves as a director of Cooper-Standard Holdings Inc. and as the chairman of its audit committee. He also serves as a trustee of Robert Morris University and is chairman of its finance committee and is a member of its government committee.
     Daniel A. Brailer has served as our Vice President, Investor Relations and Corporate Affairs since February 2012. From February 2011 to February 2012, he served as our Vice President, Treasurer, Investor Relations and Corporate Affairs. From 2006 to February 2011, he served as our Vice President, Treasurer and Investor Relations. From 1999 to 2006, he served as our Treasurer and Director of Investor Relations. Prior to joining the Company, Mr. Brailer served in various positions at Mellon Financial Corporation, most recently as Senior Vice President.
     Allan A. Duganier has served as our Director of Internal Audit since 2006. From 2001 to 2006, Mr. Duganier served as our Corporate Operations Controller and, from 2000 to 2001, as our Industrial/Construction Group Controller.
     Timothy A. Hibbard was appointed as our Vice President and Corporate Controller in February 2012. From 2006 to February 2012, he served as our Corporate Controller. From 2002 to 2006, he served as Corporate Controller at Kennametal Inc. From 2000 to 2002, Mr. Hibbard served as Director of Finance of Kennametal’s Advanced Materials Solutions Group, and, from 1998 to 2000, he served as Controller of Greenfield Industries, Inc., a subsidiary of Kennametal Inc.
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
Kenneth S. Parks has served as our Vice President and Chief Financial Officer since June 2012. From April 2008 to February 2012, he served as Vice President of Finance of United Technologies Corporation for their global Fire and Security business. From 2005 to April 2008, he served as Director of Investor Relations of United Technologies Corporation. He began his career in public accounting with Coopers & Lybrand.
   Kimberly G. Windrow has served as our Vice President, Human Resources since August 2010. From 2004 until July 2010, Ms. Windrow served as Senior Vice President of Human Resources for The McGraw Hill Companies in the Education segment. From 2000 until 2004, she served as Senior Vice President of Human Resources for The MONY Group, and from 1988 until 1999, she served in various Human Resource positions at Willis, Inc.
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

     We operate in a highly competitive industry and compete directly with global, national, regional and local providers of our products and services. Some of our existing competitors have, and new market entrants may have, greater resources than us. Competition is primarily focused in the local service area and is generally based on product line breadth, product availability, service capabilities and price. Other sources of competition are buying groups formed by smaller distributors to increase purchasing power and provide some cooperative marketing capability as well as e-commerce companies.

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

    We operate a number of facilities and we coordinate company activities, including information technology systems and administrative services and the like, through our headquarters operations. Our operations depend on our ability to maintain existing systems and implement new technology, which includes allocating sufficient resources to periodically upgrade our information technology systems, and to protect our equipment and the information stored in our databases against both manmade and natural disasters, as well as power losses, computer and telecommunications failures, technological breakdowns, unauthorized intrusions, cyber attacks, and other events. Conversions to new information technology systems may result in cost overruns, delays or business interruptions. If our information technology systems are disrupted, become obsolete or do not adequately support our strategic, operational or compliance needs, it could result in competitive disadvantage and adversely affect our financial results and business operations, including our ability to process orders, receive and ship products, maintain inventories, collect accounts receivable and pay expenses.

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

We also depend on accessible office facilities, distribution centers and information technology data centers for our operations to function properly. An interruption of operations at any of our distribution centers could have a material adverse effect on the operations of branches served by the affected distribution center. Such disaster related risks and effects are not predictable with certainty and, although they typically can be mitigated, they cannot be eliminated. We seek to mitigate our exposures to disaster events in a number of ways. For example, where feasible, we design the configuration of our facilities to reduce the consequences of disasters. We also maintain insurance for our facilities against casualties and we evaluate our risks and develop contingency plans for dealing with them. Although we have reviewed and analyzed a broad range of risks applicable to our business, the ones that actually affect us may not be those we have concluded most likely to occur. Furthermore, although our reviews have led to more systematic contingency planning, our plans are in varying stages of development and execution, such that they may not be adequate at the time of occurrence for the magnitude of any particular disaster event that befalls us.

With the acquisition of EECOL Electric Corporation, our risk profile may differ materially from prior years as a result of increased levels of international operations, which could materially change our results of operations.

               On December 14, 2012 we completed our largest acquisition to date when we acquired EECOL Electric Corporation for approximately $1.1 billion.  EECOL is headquartered in Calgary, Alberta with 57 locations throughout Western Canada and 20 locations in South America.  While there are risks associated with acquisitions generally, including integration risks, there are additional risks more specifically associated with owning and operating businesses internationally, including those arising from import and export controls, exchange rate fluctuations, material developments in political, regulatory or economic conditions impacting those operations and various environmental and climatic conditions in particular areas of the world. With this acquisition, a greater percentage of our revenues and expenses will arise from international sources that may be subject to these risks from time to time.

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

Most of our agreements with suppliers are terminable by either party on 60 days' notice or less. Our ten largest suppliers in
2012 accounted for approximately 31% of our purchases for the period. Our largest supplier in 2012 was Eaton Corporation accounting for approximately 12% of our purchases. The loss of, or a substantial decrease in the availability of, products from any of these suppliers, a supplier's change in sales strategy to rely less on distribution channels, or the loss of key preferred supplier agreements, could have a material adverse effect on our business. Supply interruptions could arise from shortages of raw materials, effects of economic or financial market conditions on a supplier's operations, labor disputes or weather conditions affecting products or shipments, transportation disruptions, or other reasons beyond our control. In addition, certain of our products, such as wire and conduit, are commodity-price-based products and may be subject to significant price fluctuations which are beyond our control. Furthermore, we cannot be certain that particular products or product lines will be available to us, or available in quantities sufficient to meet customer demand. Such limited product access could cause us to be at a competitive disadvantage. The profitability of our business is also dependent upon the efficiency of our supply chain. An inefficient or ineffective supply chain strategy or operations could increase operational costs, reduce profit margins and adversely affect our business.

Acquisitions that we may undertake would involve a number of inherent risks, any of which could cause us not to realize the benefits anticipated to result.

We have expanded our operations through organic growth and selected acquisitions of businesses and assets and may seek to do so in the future. Acquisitions involve various inherent risks, including: problems that could arise from the integration of the acquired business; uncertainties in assessing the value, strengths, weaknesses, contingent and other liabilities and potential profitability of acquisition candidates; the potential loss of key employees of an acquired business; the ability to achieve identified operating and financial synergies anticipated to result from an acquisition or other transaction; unanticipated changes in business, industry or general economic conditions that affect the assumptions underlying the acquisition or other transaction rationale; and expansion into new countries or geographic markets where we may be less familiar with operating requirements, target customers and regulatory compliance. Any one or more of these factors could increase our costs or cause us not to realize the benefits anticipated to result from the acquisition of business or assets.

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

     As of December 31, 2012, we had $1,918.8 million of consolidated indebtedness (excludes debt discount), including $850.0 million in aggregate principal amount of term loans due 2019 (the “Term Loans”) and $344.9 million in aggregate principal amount of 6.0% Convertible Senior Debentures due 2029 (the “2029 Debentures”). Our consolidated indebtedness also includes our mortgage facility, our revolving credit facility (the "Revolving Credit Facility"), which has an aggregate borrowing capacity of $600.0 million, and our accounts receivable securitization facility (the “Receivables Facility”), through which we sell up to $475.0 million of our accounts receivable to a third-party conduit. We and our subsidiaries may undertake additional borrowings in the future, subject to certain limitations contained in the instruments governing our indebtedness.

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

Over the next three years, we will be required to repay approximately $529.8 million of our currently outstanding indebtedness, of which $445.0 million is related to our Receivables Facility expiration, $30.1 million is related to our international lines of credit, $26.4 million is related to our mortgage credit facility (including a balloon payment of all outstanding amounts due in the first quarter of 2013), and $25.5 million is related to our Term Loans.

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

     Our credit facilities also require us to maintain specific earnings to fixed expenses and to meet minimum net worth requirements in certain circumstances. Our Term Loan and credit facilities contain, and any of our future debt agreements may contain, certain covenant restrictions that limit our ability to operate our business, including restrictions on our ability to: incur additional debt or issue guarantees; create liens; make certain investments; enter into transactions with our affiliates; sell certain assets; make capital expenditures; redeem capital stock or make other restricted payments; declare or pay dividends or make other distributions to stockholders; and merge or consolidate with any person. Our Term Loan and credit facilities contain additional affirmative and negative covenants, and our ability to comply with these covenants is dependent on our future performance, which will be subject to many factors, some of which are beyond our control, including prevailing economic conditions.

As a result of these covenants, our ability to respond to changes in business and economic conditions and to obtain additional financing, if needed, may be significantly restricted, and we may be prevented from engaging in transactions that might otherwise be beneficial to us. In addition, our failure to comply with these covenants could result in a default under the 2029 Debentures, the credit facilities, the Term Loan, and our other debt, which could permit the holders to accelerate such debt. If any of our debt is accelerated, we may not have sufficient funds available to repay such debt.

Goodwill and indefinite life intangible assets recorded as a result of our acquisitions could become impaired.

     As of December 31, 2012, our combined goodwill and indefinite life intangible assets amounted to $1,882.9 million. To the extent we do not generate sufficient cash flows to recover the net amount of any investments in goodwill and other indefinite life intangible assets recorded, the investment could be considered impaired and subject to write-off. We expect to record further goodwill and other indefinite life intangible assets as a result of future acquisitions we may complete. Future amortization of such assets or impairments, if any, of goodwill or indefinite life intangible assets would adversely affect our results of operations in any given period.

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

Item 1B. Unresolved Staff Comments.

None.
Item 2. Properties.
We have approximately 475 branches, of which approximately 325 are located in the United States, approximately 105 are located in Canada and the remainder are in other locations including Chile, Mexico, the United Kingdom, Singapore, China, and Australia. Approximately 20% of our branches are owned facilities, and the remainder are leased.
The following table summarizes our distribution centers:

	Square Feet	Leased/Owned
Location
Warrendale, PA	194,000	Owned
Sparks, NV	131,000	Leased
Byhalia, MS	148,000	Owned
Little Rock, AR	100,000	Leased
Madison, WI	136,000	Leased
Dorval, QE	90,000	Leased
Burnaby, BC	65,000	Owned
Edmonton, AB	101,000	Leased
Mississauga, ON	246,000	Leased
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

As initially reported in our 2008 Annual Report on Form 10-K, WESCO International, Inc. (the “Company”), through its wholly owned subsidiary, WESCO Distribution, Inc., is a defendant in a lawsuit filed in a state court in Indiana in which a customer, ArcelorMittal Indiana Harbor, Inc. (“AIH”), alleges that the Company sold defective products to AIH in 2004 that were supplied to the Company by others.  The lawsuit sought monetary damages in the amount of approximately $50 million.  On February 14, 2013, the jury returned a verdict in favor of AIH and awarded damages in the amount of approximately $36 million. Judgment was entered on the jury's verdict on February 14, 2013. The Company disputes this outcome and intends to appeal the judgment. The judgment amount may increase or decrease based on the outcome of various post-trial proceedings, which cannot be predicted with certainty. The Company has also submitted the claims to its insurance carriers.

Information relating to legal proceedings is included in Note 14, Commitments and Contingencies of the Notes to Consolidated Financial Statements and is incorporated herein by reference.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
     Market, Stockholder and Dividend Information. Our common stock is listed on the New York Stock Exchange under the symbol “WCC.” As of February 26, 2013, there were 44,087,890 shares of common stock outstanding held by approximately 26 holders of record. We have not paid dividends on the common stock and do not presently plan to pay dividends in the foreseeable future. It is currently expected that earnings will be reinvested to support business growth, debt reduction or acquisitions. In addition, our Revolving Credit Facility and Term Loan Agreement restrict our ability to pay dividends. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” The following table sets forth the high and low sales prices per share of our common stock, as reported on the New York Stock Exchange, for the periods indicated.

	Sales Prices
Quarter	High	Low
2011
First	$63.09	$52.14
Second	64.90	50.29
Third	57.34	33.51
Fourth	54.33	31.08
2012
First	$67.34	$52.67
Second	68.19	52.29
Third	64.17	51.76
Fourth	67.72	55.02

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

Year Ended December 31,	2012	2011	2010	2009	2008
(Dollars in millions, except per share data)
Income Statement Data:
Net sales	$6,579.3	$6,125.7	$5,063.9	$4,624.0	$6,110.8
Cost of goods sold	5,247.8	4,889.2	4,065.4	3,724.1	4,904.2
Selling, general and administrative expenses	961.0	872.0	763.7	693.9	834.3
Depreciation and amortization	37.6	31.6	23.9	26.0	26.7
Income from operations	332.9	332.9	210.9	180.0	345.6
Interest expense, net	47.8	53.6	57.6	53.8	64.2
Loss on debt extinguishment / (gain) on debt exchange(1)	3.5	—	—	(6.0)	—
Other (income)(2)	—	—	(4.3)	(5.0)	(9.4)
Income before income taxes	281.6	279.3	157.6	137.2	290.8
Provision for income taxes	79.9	83.1	42.2	32.1	86.7
Net income	201.7	196.2	115.4	105.1	204.1
Less: Net loss attributable to noncontrolling interest(3)	0.1	0.1	—	—	—
Net income attributable to WESCO International, Inc.	$201.8	$196.3	$115.4	$105.1	$204.1
Earnings per common share attributable to WESCO International, Inc.
Basic	$4.62	$4.54	$2.72	$2.49	$4.82
Diluted	$3.95	$3.96	$2.50	$2.46	$4.71
Weighted average common shares outstanding
Basic	43.7	43.2	42.5	42.3	42.4
Diluted	51.1	49.6	46.1	42.7	43.3
Other Financial Data:
Capital expenditures	$23.1	$33.3	$15.1	$13.0	$35.3
Net cash provided by operating activities	288.2	167.5	127.3	291.7	279.9
Net cash (used) provided by investing activities	(1,311.0)	(81.3)	(220.5)	(10.7)	16.4
Net cash provided (used) by financing activities	1,044.0	(70.9)	30.6	(264.9)	(265.0)
Balance Sheet Data:
Total assets	$4,629.6	$3,078.5	$2,826.8	$2,494.2	$2,719.9
Total debt (including current and short-term debt)(4)	1,735.2	649.3	729.9	691.8	1,100.3
Stockholders’ equity(5)	1,553.7	1,345.9	1,148.6	996.3	755.1

(1)
Represents the loss recognized in 2012 due to the redemption of all the outstanding 7.50% 2017 Senior Subordinated Notes due 2017 (the "2017 Notes") and the gain related to the 2009 convertible debt exchange. See Note 7 of the Notes to Consolidated Financial Statements.

(2)	In 2010, 2009 and 2008, represents income from the LADD joint venture. See Note 9 of the notes to consolidated financial statements.

(3)	Represents the portion of a net loss attributable to a consolidated entity not owned by the Company. See Note 5 of the Notes to Consolidated Financial Statements.

(4)
Includes the discount related to the 2029 Debentures, the 2.625% Convertible Senior Debentures due 2025 (the "2025 Debentures"), the 1.75% Convertible Senior Debentures due 2026 (the "2026 Debentures"), and the Term Loan facility. See Note 7 of the Notes to Consolidated Financial Statements.

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
Company Overview
In 2012, we strengthened our organization and talent base, made improvements to our operations and capital structure, expanded our international presence, improved productivity, and completed four accretive acquisitions. Sales increased $453.6 million, or 7.4%, over the prior year. Acquisitions positively impacted consolidated sales by 3.3%, while foreign currency exchange negatively impacted sales by 0.3%, resulting in organic sales growth of 4.4%. Cost of goods sold as a percentage of net sales was 79.8% in both 2012 and 2011. Operating income of $332.9 million was comparable to prior year due to the $36 million 2012 fourth quarter charge related to the ArcelorMittal jury verdict. Net income increased 2.8% over the prior year to $201.8 million. Diluted earnings per share attributable to WESCO International, Inc. were $3.95 in 2012, compared with $3.96 in 2011.
Our end markets consist of industrial firms, electrical and data communications contractors, utilities, and commercial organizations, institutions and governmental entities. Our transaction types to these markets can be categorized as stock, direct ship and special order. Stock orders are filled directly from existing inventory and represent approximately 45% of total sales. Approximately 42% of our total sales are direct ship sales. Direct ship sales are typically custom-built products, large orders or products that are too bulky to be easily handled and, as a result, are shipped directly to the customer from the supplier. Special orders are for products that are not ordinarily stocked in inventory and are ordered based on a customer’s specific request. Special orders represent the remainder of total sales.
We have historically financed our working capital requirements, capital expenditures, acquisitions, share repurchases and new branch openings through internally generated cash flow, debt issuances, borrowings under our credit facilities and funding through our Receivables Facility.
Cash Flow
We generated $288.2 million in operating cash flow during 2012. Included in this amount were increased operating results partially offset by investments in working capital to fund our growth. Investing activities included aggregate payments of $1,289.5 million for the acquisitions of RS Electronics, Conney Safety, Trydor Industries, and EECOL Electric and $23.1 million for capital expenditures. Refer to Note 5 of our Notes to the Consolidated Financial Statements for additional information regarding the recent acquisitions. Financing activities during 2012 consisted of borrowings and repayments of $787.0 million and $605.7 million, respectively, related to our Revolving Credit Facility, borrowings and repayments of $672.1 million and $477.1 million, respectively, related to our Receivables Facility, borrowings of $840.7 related to our new Term Loans, and repayments of $150.1 related to early redemption of all the outstanding 2017 Notes.
Financing Availability
As of December 31, 2012, we had $299.0 million in total available borrowing capacity. The available borrowing capacity under our Revolving Credit Facility, which has a maturity date in August 2016, was $270.9 million, of which $89.7 million was the U.S. sub-facility borrowing limit and $181.2 million was the Canadian sub-facility borrowing limit. The available borrowing capacity under the Receivables Facility, which has a maturity date in August 2014, was $2.6 million. Our 2029 Debentures cannot be redeemed or repurchased until September 2016. For further discussion related to the Debentures, refer to Note 7 of our Notes to the Consolidated Financial Statements. We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions. For further discussions refer to “Liquidity and Capital Resources.”
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
     Excess and Obsolete Inventory
We write down our inventory to its net realizable value based on internal factors derived from historical analysis of actual losses. We identify items at risk of becoming obsolete, which are defined as excess of 36 months supply relative to demand or movement. We then analyze the ultimate disposition of previously identified excess inventory items, such as sold, returned to supplier, or scrapped. This item by item analysis allows us to develop an estimate of the likelihood that an item identified as being in excess supply ultimately becomes obsolete. We apply the estimate to inventory items currently in excess of 36 months supply, and reduce our inventory carrying value by the derived amount. We revisit and test our assumptions on a periodic basis. Historically, we have not had material changes to our assumptions and do not anticipate any material changes in the future.
     Supplier Volume Rebates
We receive rebates from certain suppliers based on contractual arrangements with them. Since there is a lag between actual purchases and the rebates received from the suppliers, we must estimate and accrue the approximate amount of rebates available at a specific date. We record the amounts as other accounts receivable on the balance sheet. The corresponding rebate income is recorded as a reduction of cost of goods sold. The appropriate level of such income is derived from the level of actual purchases made by us from suppliers. Supplier volume rebate rates have historically ranged between approximately 0.8% and 1.3% of sales depending on market conditions. In 2012, the rebate rate was 1.3%.
     Goodwill and Indefinite Life Intangible Assets
We test goodwill and indefinite life intangible assets for impairment annually during the fourth quarter using information available at the end of September, or more frequently when events or circumstances occur indicating that their carrying value may not be recoverable. We test for goodwill impairment on a reporting unit level. The evaluation of impairment involves comparing the current fair value of goodwill and indefinite life intangible assets to the recorded value. We estimate the fair value of goodwill using a combination of discounted cash flow analyses and market multiples. Assumptions used for these fair value techniques are based on a combination of historical results, current forecasts, market data and recent economic events. We evaluate the recoverability of indefinite life intangible assets using a discounted cash flow analysis based on projected financial information. The determination of fair value involves significant management judgment and we apply our best judgment when assessing the reasonableness of financial projections. Two primary assumptions were a discount rate of 9.8% and a terminal growth rate of 5.0%.
A possible indicator of goodwill impairment is the relationship of a company’s market capitalization to its book value. As of December 31, 2012, our market capitalization exceeded our book value and there were no reporting units sensitive to impairment.

The reported value of indefinite life trademarks totaled $105.1 million and $46.9 million at December 31, 2012 and 2011, respectively. Two trademarks totaling $18.1 million are most sensitive to a decline in financial performance. We are taking actions to improve our financial performance related to these businesses; however, we cannot predict whether or not there will be certain events that could adversely affect the reported value of these trademarks.
     Intangible Assets
We account for certain economic benefits purchased as a result of our acquisitions, including customer relations, distribution agreements, technology and trademarks, as intangible assets. Most trademarks have an indefinite life. We amortize all other intangible assets over a useful life determined by the expected cash flows produced by such intangibles and their respective tax benefits. Useful lives vary between 4 and 20 years, depending on the specific intangible asset.
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
     Convertible Debentures
We separately account for the liability and equity components of our convertible debentures in a manner that reflects our nonconvertible debt borrowing rate. We estimate our non-convertible debt borrowing rate through a combination of discussions with our financial institutions and review of relevant market data. The discounts to the convertible debenture balances are amortized to interest expense, using the effective interest method, over the implicit life of the debentures.
     Stock-Based Compensation
Our stock-based employee compensation plans are comprised of stock options, stock-settled stock appreciation rights, restricted stock units, and performance-based awards. Compensation cost for all stock-based awards is measured at fair value on the date of grant, and compensation cost is recognized, net of estimated forfeitures, over the service period for awards expected to vest. The fair value of stock options and stock-settled appreciation rights is determined using the Black-Scholes valuation model. The performance-based awards are valued based upon a Monte Carlo simulation model. Expected volatilities are based on historical volatility of our common stock. We estimate the expected life of stock options and stock-settled stock appreciation rights using historical data pertaining to option exercises and employee terminations. The risk-free rate is based on the U.S. Treasury yields in effect at the time of grant. The forfeiture assumption is based on our historical employee behavior, which we review on an annual basis. Restricted stock units with vesting dependent upon service conditions are valued based on the market price on the grant date. No dividends are assumed for stock-based awards.
Results of Operations
The following table sets forth the percentage relationship to net sales of certain items in our consolidated statements of income for the periods presented.

Year Ended December 31,	2012	2011	2010
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	79.8	79.8	80.3
Selling, general and administrative expenses	14.6	14.2	15.1
Depreciation and amortization	0.5	0.5	0.5
Income from operations	5.1	5.5	4.1
Interest expense	0.7	0.9	1.1
Loss on debt extinguishment	0.1	—	—
Other income	—	—	(0.1)
Income before income taxes	4.3	4.6	3.1
Provision for income taxes	1.2	1.4	0.8
Net income attributable to WESCO International, Inc.	3.1%	3.2%	2.3%
2012 Compared to 2011
     Net Sales. Sales in 2012 increased 7.4% to $6,579.3 million, compared with $6,125.7 million in 2011. Sales were positively impacted by execution of our growth initiatives and recent acquisitions. The increase in sales included a positive impact from acquisitions of 3.3% and a negative impact from foreign exchange of 0.3%. Additionally, management estimates the price impact on net sales was approximately 1.0%.
     Cost of Goods Sold. Cost of goods sold increased 7.3% in 2012 to $5,247.9 million, compared with $4,889.1 million in 2011. Cost of goods sold as a percentage of net sales was 79.8% in both 2012 and 2011.
     Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses include costs associated with personnel, shipping and handling, travel, advertising, facilities, utilities and bad debts. SG&A expenses increased by $89.0 million, or 10.2%, to $961.0 million in 2012. The increase in SG&A expenses is primarily due to the $36 million 2012 fourth quarter charge related to the ArcelorMittal jury verdict. Additionally, SG&A expenses increased due to the impact from recent acquisitions of $29.7 million and compensation expenses related to the growth in sales. As a percentage of net sales, SG&A expenses increased to 14.6% of sales, compared with 14.2% in 2011.
SG&A payroll expenses for 2012 of $661.6 million increased by $52.7 million compared to 2011. The increase in SG&A payroll expense was primarily due to an increase in salary expense of $40.8 million and an increase in benefits of $15.5 million. These increases are primarily due to an increase in headcount, which is the result of both recent acquisitions and organic growth initiatives. Temporary labor costs and other SG&A payroll related costs each decreased $2.0 million.
The remaining SG&A expenses for 2012 of $263.3 million increased by $0.2 million compared to 2011.
     Depreciation and Amortization. Depreciation and amortization increased $6.0 million to $37.6 million in 2012, compared with $31.6 million in 2011. The increase in depreciation and amortization was primarily due to the impact from recent acquisitions of $4.6 million.
     Income from Operations. Income from operations decreased by $0.1 million to $332.9 million in 2012, compared to $333.0 million in 2011.
     Interest Expense. Interest expense totaled $47.8 million in 2012, compared with $53.6 million in 2011, a decrease of 10.9%. Non-cash interest expense, which includes convertible debt interest, interest related to uncertain tax positions, and the amortization of deferred financing fees, for 2012 and 2011 was $1.5 million and $8.8 million, respectively.
     Loss on Debt Extinguishment. In 2012, a loss on debt extinguishment of $3.5 million was incurred due to the redemption of the 2017 Notes.
     Income Taxes. Our effective income tax rate decreased to 28.4% in 2012, compared with 29.8% in 2011, primarily as a result of the increase in taxable income outside the United States that is taxed at a lower rate.
     Net Income. Net income increased by $5.5 million, or 2.8%, to $201.8 million in 2012, compared to $196.2 million in 2011.
Net Loss attributable to noncontrolling interest. Net loss attributable to noncontrolling interest totaled less than $0.1 million in 2012 and 2011.
     Net Income attributable to WESCO International, Inc. Net income and diluted earnings per share attributable to WESCO International, Inc. on a consolidated basis totaled $201.8 million and $3.95 per share, respectively, in 2012, compared with $196.3 million and $3.96 per share, respectively, in 2011.

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

Liquidity and Capital Resources
Total assets were $4.6 billion at December 31, 2012, compared to $3.1 billion at December 31, 2011. The $1.3 billion increase in total assets was principally attributable to the increase in goodwill of $769.7 million, intangible assets of $339.9 million, inventory of $167.0 million, and accounts receivable of $96.8 million. These increases are primarily attributable to recent acquisitions along with an increase in sales activity. Total liabilities at December 31, 2012 compared to December 31, 2011 increased by $1.3 billion to $3.1 billion. Contributing to the increase in total liabilities was the increase in long-term debt of $1,052.5 million and accounts payable of $63.8 million. These increases were associated with the recent and current year acquisitions and increased purchasing activity. Stockholders’ equity increased by 15.4% to $1.6 billion at December 31, 2012, compared with $1.3 billion at December 31, 2011, primarily as a result of net earnings of $201.8 million.
The following table sets forth our outstanding indebtedness:

As of December 31,	2012	2011
(In thousands)
Term Loan Facility, less debt discount of $9,936	$840,827	$—
Mortgage financing facility	26,414	37,564
Accounts receivable securitization facility	445,000	250,000
Revolving credit facility	218,295	36,792
7.50% Senior Subordinated Notes due 2017	—	150,000
Foreign lines of credit	30,136	3,261
1.75% Convertible Senior Debentures due 2026, less debt discount of $0 in 2012 and 2011	—	56
6.0% Convertible Senior Debentures due 2029, less debt discount of $173,708 and $175,908 in 2012 and 2011, respectively	171,213	169,054
Capital leases	3,220	2,521
Other notes	67	85
Total debt	1,735,172	649,333
Less current and short-term portion	(39,759)	(6,411)
Total long-term debt	$1,695,413	$642,922

The required annual principal repayments for all indebtedness for the next five years and thereafter, as of December 31, 2012 is set forth in the following table:

(In thousands)
2013	$66,173
2014	454,436
2015	9,192
2016	227,162
2017	8,691
Thereafter	1,153,162
Total payments on debt	1,918,816
Debt discount on convertible debentures and term loan facility	(183,644)
Total long-term debt	$1,735,172

Our liquidity needs generally arise from fluctuations in our working capital requirements, capital expenditures, acquisitions and debt service obligations. As of December 31, 2012, we had $270.9 million in available borrowing capacity under our Revolving Credit Facility, which combined with our $2.6 million of available borrowing capacity under our Receivables Facility and our invested cash of $25.5 million provided liquidity of $299.0 million. Invested cash included in our determination of liquidity represents cash deposited in interest bearing accounts. We believe cash provided by operations and financing activities will be adequate to cover our current operational and business needs.
We communicate on a regular basis with our lenders regarding our financial and working capital performance and liquidity position. We are in compliance with all covenants and restrictions contained in our debt agreements as of December 31, 2012.
At December 31, 2012, we had cash and cash equivalents totaling $86.1 million, of which $45.7 million was held by foreign subsidiaries. Included in cash held by foreign subsidiaries is approximately $31.5 million, which was obtained in connection with the acquisition of EECOL on December 14, 2012. This amount is expected to be returned to the sellers in May 2013, accordingly, a corresponding liability has been recorded at December 31, 2012. The cash held by some of our foreign subsidiaries could be subject to additional U.S. income taxes if repatriated. We believe that we are able to maintain a sufficient level of liquidity for our domestic operations and commitments without repatriation of the cash held by these foreign subsidiaries.
Over the next several quarters, we expect to maintain working capital productivity, and it is expected that excess cash will be directed primarily at debt reduction and acquisitions. Our near term focus will be managing our working capital as we experience sales growth and maintaining ample liquidity and credit availability. We anticipate capital expenditures in 2013 to be at levels similar to 2012. We believe our balance sheet and ability to generate ample cash flow provides us with a durable business model and should allow us to fund expansion needs and growth initiatives.
We finance our operating and investing needs as follows:
Term Loan Facility
On December 12, 2012, WESCO Distribution, as U.S. borrower, WDCC Enterprises, Inc. (WDCC and together with WESCO Distribution, the “Borrowers”), as Canadian borrower, and WESCO International entered into a Term Loan Agreement (the “Term Loan Agreement”) among WESCO Distribution, WDCC, the Company, the lenders party thereto and Credit Suisse AG Cayman Islands Branch, as administrative agent and as collateral agent.
The Term Loan Agreement provides for a seven-year term loan facility (the “Term Loan Facility”), which consists of two separate sub-facilities: (i) a Canadian sub-facility in an aggregate principal amount of CAD $150.0 million, issued at a 2.0% discount and (ii) a U.S. sub-facility in an aggregate principal amount of US $700.0 million, issued at a 1.0% discount. WESCO is amortizing the debt discount and financing costs over the life of the instrument. Non-cash interest expense of $0.1 million was recorded for the year ended December 31, 2012. The debt discount amortization is expected to be $1.4 million annually.
Subject to the terms of the Term Loan Facility, the Borrowers may request incremental term loans thereunder from time to time in an aggregate principal amount not to exceed at any time US $300.0 million, with an equivalent principal amount in U.S. Dollars being calculated for any incremental term loan denominated in Canadian Dollars, in order to finance certain permitted acquisitions. The proceeds of the Term Loan Facility were used to finance the acquisition of EECOL, to pay fees and expenses incurred in connection with the acquisition and certain other transactions. At December 31, 2012, WESCO had a balance outstanding under the facility of US $850.8 million.
Borrowings under the Term Loan Facility bear interest at base rates plus applicable margins. At December 31, 2012, the interest rates on borrowings under the Canadian sub-facility and U.S. sub-facility were approximately 5.2% and 4.5%, respectively. The Borrowers will pay quarterly installments of principal equal to 0.25% of the original principal amount of their respective term loans, plus accrued and unpaid interest, beginning on March 31, 2013. To the extent not previously paid, the term loans will become due and payable on December 12, 2019, with any unpaid incremental term loans becoming due and payable on the respective maturity dates applicable to those incremental term loans. Other than in certain circumstances prior to the first anniversary of the closing of the Term Loan Facility, at any time or from time to time, the Borrowers may prepay borrowings under the Term Loan Facility in whole or in part without premium or penalty. The Borrowers' obligations under the Term Loan Facility are secured by substantially all of the assets of the Borrowers, the Company and certain of the Company's other subsidiaries; provided that, with respect to borrowings under the U.S. sub-facility, the collateral does not include assets of certain foreign subsidiaries or more than 65% of the issued and outstanding equity interests in certain foreign subsidiaries.
The Term Loan Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Term Loan Parties with respect to indebtedness, liens, investments, mergers and acquisitions, dispositions of assets and transactions with affiliates. The Term Loan Facility also provides for customary events of default.
Mortgage Financing Facility
In 2003, WESCO finalized a mortgage financing facility of $51 million, of which $26.4 million was outstanding as of December 31, 2012. Total borrowings under the mortgage financing facility are subject to a 22-year amortization schedule, with a balloon payment due during the first quarter of 2013. The interest rate on borrowings under this facility is fixed at 6.5%. The Company's intent is to pay the 2013 obligations of $26.4 million utilizing the Revolving Credit Facility and therefore this facility is classified as long-term.
Accounts Receivable Securitization Facility
On December 11, 2012, WESCO Distribution entered into an amendment of the Receivables Facility pursuant to the terms and conditions of a Seventh Amendment to Third Amended and Restated Receivables Purchase Agreement, dated as of December 11, 2012 (the “Amendment”), by and among WESCO Receivables Corp. (“WESCO Receivables”), WESCO Distribution, the Purchasers and Purchaser Agents party thereto and PNC Bank, National Association, as Administrator. The Amendment, among other things, added certain defined terms and amended certain other terms such as change in control, excluded receivables, and an intercreditor agreement. Substantially all other terms and conditions of the Receivables Facility remain unchanged. In addition, on December 11, 2012, WESCO Distribution and WESCO Receivables exercised an existing accordion feature under the Receivables Facility to increase the purchasing limit thereunder from $450.0 million to $475.0 million. The Receivables Facility matures in August 2014.

Under the Receivables Facility, we sell, on a continuous basis, an undivided interest in all domestic accounts receivable to WESCO Receivables, a wholly owned special purpose entity (the “SPE”). The SPE sells, without recourse, a senior undivided interest in the receivables to third-party conduits and financial institutions for cash while maintaining a subordinated undivided interest in the receivables, in the form of overcollateralization. WESCO has agreed to continue servicing the sold receivables for the third-party conduits and financial institutions at market rates; accordingly, no servicing asset or liability has been recorded.
As of December 31, 2012 and 2011, accounts receivable eligible for securitization totaled approximately $601.1 million and $613.9 million, respectively. The consolidated balance sheets as of December 31, 2012 and 2011 include $445.0 million and $250.0 million, respectively, of account receivable balances legally sold to third parties, as well as borrowings for equal amounts. At December 31, 2012, the interest rate on borrowings under this facility was approximately 1.4%.
Revolving Credit Facility
On December 12, 2012, WESCO Distribution and certain other subsidiaries of the Company entered into a US $600.0 million revolving credit facility, which includes a letter of credit sub-facility of up to US $90.0 million in the aggregate, pursuant to the terms and conditions of an Amended and Restated Credit Agreement, dated as of December 12, 2012, among WESCO Distribution, the other U.S. Borrowers party thereto, WESCO Distribution Canada LP (“WESCO Canada”) and WDCC Enterprises, Inc. (“WDCC"), as Canadian Borrowers, the other Loan Parties party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent. Upon completion of the acquisition of EECOL on December 14, 2012, EECOL was added as a Canadian Borrower. The Revolving Credit Facility contains an accordion feature allowing WESCO Distribution to request increases to the borrowing commitments under the Credit Facility of up to US $100.0 million in the aggregate. The Revolving Credit Facility replaced WESCO Distribution's US $400.0 million revolving credit facility originally entered into on August 22, 2011.
The Revolving Credit Facility matures in August 2016 and consists of two separate sub-facilities: (i) a Canadian sub-facility with a borrowing limit of up to US $400.0 million, which is collateralized by substantially all assets of WESCO Canada, WDCC and EECOL, and (ii) a U.S. sub-facility with a borrowing limit of up to US $600.0 million less the amount of outstanding borrowings under the Canadian sub-facility. The U.S. sub-facility is collateralized by substantially all assets of WESCO Distribution and its U.S. subsidiaries other than real property and accounts receivable sold or intended to be sold pursuant to the Receivables Facility. Availability under the Revolving Credit Facility is based upon the amount of eligible inventory and receivables applied against certain advance rates. The applicable interest rate for borrowings under the Revolving Credit Facility includes interest rate spreads based on available borrowing capacity that range between 1.50% and 2.00% for LIBOR-based borrowings and 0.50% and 1.00% for prime rate-based borrowings. The otherwise applicable interest rate is reduced by 0.25% if the Company's leverage ratio falls below a ratio of 2.5 to 1.0. At December 31, 2012, the interest rate on borrowings under this facility was approximately 2.5%.
The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on WESCO Distribution, the Company and certain of the Company's other subsidiaries with respect to indebtedness, liens, investments, mergers and acquisitions, dispositions of assets and transactions with affiliates. Subject to the terms of the Credit Agreement, the Company is permitted to pay dividends, repurchase common stock or repurchase indebtedness without limitation so long as pro forma combined availability under the Revolving Credit Facility and the Receivables Facility exceeds US $160.0 million and the adjusted fixed charge ratio is not less than a ratio of 1.1 to 1.0.
During 2012, WESCO borrowed $787.0 million in the aggregate under the Revolving Credit Facility and made repayments in the aggregate amount of $605.7 million. During 2011, aggregate borrowings and repayments were $435.7 million and $398.9 million, respectively. At December 31, 2012, WESCO had a balance outstanding of $218.3 million under the Revolving Credit facility. WESCO had $270.9 million available under the Revolving Credit facility at December 31, 2012, after giving effect to outstanding letters and foreign lines of credit, as compared to approximately $299.3 million at December 31, 2011.
7.50% Senior Subordinated Notes due 2017
On December 10, 2012, WESCO International announced that WESCO Distribution would redeem all of its outstanding 2017 Notes on January 9, 2013 (the “Redemption Date”) at a redemption price equal to 101.250% of the principal amount thereof plus accrued and unpaid interest to, but excluding, the Redemption Date, for a total of $1,030 per $1,000 principal amount of 2017 Notes. The aggregate principal amount of 2017 Notes outstanding was $150.0 million. On December 11, 2012, in accordance with the terms of the Indenture, dated as of September 27, 2005, among WESCO Distribution, WESCO International and The Bank of New York Mellon, as trustee (the “Trustee”), WESCO Distribution irrevocably deposited with the Trustee funds sufficient to pay principal and interest of all outstanding 2017 Notes on the Redemption Date. As a result, the Indenture was satisfied and discharged.
Foreign Lines of Credit

Certain foreign subsidiaries of WESCO have entered into uncommitted lines of credit, which serve as overdraft facilities, to support local operations. The maximum borrowing limit varies by facility and ranges between US $0.5 million and US $8.0 million. The applicable interest rate for borrowings under these lines of credit varies by country and is governed by the applicable loan agreement. The foreign lines of credit are renewable on an annual basis and are fully and unconditionally guaranteed by WESCO Distribution. Accordingly, these lines directly reduce availability under the Revolving Credit Facility.
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
On January 1, 2009, we retrospectively applied the provisions of guidance concerning convertible debt instruments to the 2026 Debentures. We utilized an interest rate of 6% to reflect the non-convertible market rate of our offering upon issuance. We amortized the debt discount over a five year period starting on the date of issuance. Non-cash interest expense of less than $0.1 million was recorded for the years ended December 31, 2011 and 2010.
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
We utilized an interest rate of 13.875% to reflect the non-convertible debt borrowing rate of our offering upon issuance, which was determined based on discussions with its financial institutions and a review of relevant market data, and resulted in a $181.2 million discount to the 2029 Debenture balance and a net increase in additional capital of $106.5 million. In addition, the financing costs related to the issuance of the 2029 Debentures were allocated between the debt and equity components. We are amortizing the debt discount and financing costs over the life of the instrument. Non-cash interest expense of $2.2 million and $2.5 million was recorded for the years ended December 31, 2012 and 2011, respectively. The debt discount amortization will approximate $2.9 million in 2013, $3.3 million in 2014, $3.8 million in 2015, $4.3 million in 2016, and $4.9 million in 2017.
While the 2029 Debentures accrue interest at an effective interest rate of 13.875% (as described above), the coupon interest rate of 6.0% per annum is payable in cash semi-annually in arrears on each March 15 and September 15, and commenced March 15, 2010. Beginning with the six-month period commencing September 15, 2016, we will also pay contingent interest in cash during any six-month period in which the trading price of the 2029 Debentures for each of the five trading days ending on the second trading day immediately preceding the first day of the applicable six-month interest period equals or exceeds 120% of the principal amount of the 2029 Debentures. During any interest period when contingent interest shall be payable, the contingent interest payable per $1,000 principal amount of 2029 Debentures will equal 0.25% of the average trading price of $1,000 principal amount of the 2029 Debentures during the five trading days immediately preceding the first day of the applicable six-month interest period. In accordance with guidance related to derivatives and hedging, the contingent interest feature of the 2029 Debentures is an embedded derivative that is not considered clearly and closely related to the host contract. The contingent interest component had no significant value at December 31, 2012 or 2011.
The 2029 Debentures are convertible into cash, and in certain circumstances, shares of WESCO International's common stock, $0.01 par value, at any time on or after September 15, 2028, or prior to September 15, 2028 in certain circumstances. The 2029 Debentures will be convertible based on an initial conversion rate of 34.6433 shares of common stock per $1,000 principal amount of the 2029 Debentures (equivalent to an initial conversion price of approximately $28.87 per share). The conversion rate and conversion price may be adjusted under certain circumstances.
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
The following table sets forth the components of WESCO's outstanding convertible debenture indebtedness:

	December 31, 2012			December 31, 2011
	Principal Balance	Discount	Net Carrying Amount	Principal Balance	Discount	Net Carrying Amount
(In thousands)
Convertible Debentures:
2026	$—	$—	$—	$56	$—	$56
2029	344,921	(173,708)	171,213	344,962	(175,908)	169,054
	$344,921	$(173,708)	$171,213	$345,018	$(175,908)	$169,110

Covenant Compliance
We were in compliance with all relevant covenants contained in our debt agreements as of December 31, 2012.
Cash Flow
An analysis of cash flows for 2012 and 2011 follows:
     Operating Activities. Cash provided by operating activities for 2012 totaled $288.2 million, compared with $167.5 million of cash generated in 2011. Cash provided by operating activities included net income of $201.8 million and adjustments to net income totaling $61.6 million. Others sources of cash in 2012 were generated from a decrease in trade and other receivables of $36.4 million and a decrease in prepaid expenses and other current assets of $19.6 million. Primary uses of cash in 2012 included $29.3 million for the increase in inventory, $25.0 million for the decrease in other current and noncurrent liabilities, and $24.3 million for the decrease in payables. In 2011, primary sources of cash were net income of $196.2 million and adjustments to net income totaling $65.1 million. Other sources of cash in 2011 were generated from an increase in accounts payable of $101.7 million, an increase in accrued payroll and benefit costs of $10.0 million due to the increase in commissions, incentives, and benefit costs and a decrease in prepaid expenses and other current assets of $11.3 million. Primary uses of cash in 2011 included: $143.5 million for the increase in trade and other receivables, resulting from the increase in sales; $33.8 million for the increase in inventory; and $39.5 million for the decrease in other current and noncurrent liabilities.
     Investing Activities. Net cash used by investing activities in 2012 was $1,311.0 million, compared with $81.3 million of net cash used in 2011. Included in 2012 were payments of $1,289.5 million for the acquisition of the businesses of EECOL, RS, Trydor, and Conney. During 2011, payments of $48.1 million were made for the acquisition of the businesses of RECO, LLC and Brews Supply, Ltd. Capital expenditures were $23.1 million and $33.3 million in 2012 and 2011, respectively.
     Financing Activities. Net cash used by financing activities in 2012 was $1,044.0 million, compared with $70.9 million of net cash provided in 2011. During 2012, financing activities consisted of borrowings and repayments of $787.0 million and $605.7 million, respectively, related to our Revolving Credit Facility, borrowings and repayments of $672.1 million and $477.1 million, respectively, related to our Receivables Facility, borrowings of $840.8 related to our new Term Loan, and repayments of $150.0 related to early redemption of all the outstanding 2017 Notes. During 2011, borrowings and repayments of long-term debt of $435.7 million and $398.9 million, respectively, were made to our Revolving Credit Facility. Borrowings and repayments of $210.0 million and $330.0 million respectively, were applied to our Receivables Facility.
Contractual Cash Obligations and Other Commercial Commitments
The following summarizes our contractual obligations, including interest, at December 31, 2012 and the effect such obligations are expected to have on liquidity and cash flow in future periods.

	2013	2014 to 2015	2016 to 2017	2018 - After	Total
(In millions)
Contractual cash obligations (including interest):
Debt, excluding debt discount	$66.2	$463.6	$235.9	$1,153.1	$1,918.8
Interest on indebtedness(1)	73.8	136.3	124.2	321.0	655.3
Non-cancelable operating leases	53.5	76.0	52.1	53.1	234.7
Total contractual cash obligations	$193.5	$675.9	$412.2	$1,527.2	$2,808.8

(1)	Interest on the variable rate debt was calculated using the rates and balances outstanding at December 31, 2012.
Purchase orders for inventory requirements and service contracts are not included in the table above. Generally, our purchase orders and contracts contain clauses allowing for cancellation. We do not have significant agreements to purchase material or goods that would specify minimum order quantities. Also, we do not consider obligations to taxing authorities to be contractual obligations requiring disclosure due to the uncertainty surrounding the ultimate settlement and timing of these obligations. As such, we have not included $30.0 million of such estimated liability in the table above.
Inflation
The rate of inflation, as measured by changes in the producer price index, affects different commodities, the cost of products purchased and ultimately the pricing of our different products and product classes to our customers. Our pricing related to inflation did not have a material impact on our sales revenue for the year ended December 31, 2012. Historically, price changes from suppliers have been consistent with inflation and have not had a material impact on the results of operations.
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
Item 7A. Quantitative and Qualitative Disclosures about Market Risks.
Foreign Currency Risks
Approximately 79% of our sales are denominated in U.S. dollars and are primarily from customers in the United States. As a result, currency fluctuations are currently not material to our operating results. We do have foreign subsidiaries located in North America, South America, Europe, Africa, Asia and Australia and may establish additional foreign subsidiaries in the future. Accordingly, we may derive a larger portion of our sales from international operations, and a portion of these sales may be denominated in foreign currencies. As a result, our future operating results could become subject to fluctuations in the exchange rates of those currencies in relation to the U.S. dollar. Furthermore, to the extent that we engage in international sales denominated in U.S. dollars, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets. We have monitored and will continue to monitor our exposure to currency fluctuations.
Interest Rate Risk
     Fixed Rate Borrowings: Approximately 19% of our debt portfolio is comprised of fixed rate debt. At various times, we have refinanced our debt to mitigate the impact of interest rate fluctuations. As the 2029 Debentures were issued at fixed rates, interest expense would not be impacted by interest rate fluctuations, although market value would be. The aggregate fair value of the 2029 Debentures was $853.7 million at December 31, 2012. Interest expense on our other fixed rate debt also would not be impacted by changes in market interest rates. For this fixed rate debt, fair value approximated carrying value at December 31, 2012 (see Note 7 to the Consolidated Financial Statements).

     Floating Rate Borrowings: The majority of our variable rate borrowings at December 31, 2012 were comprised of the amounts outstanding under the Term Loan Facility, Revolving Credit Facility and the Receivables Facility. The fair value of these debt instruments at December 31, 2012 approximated carrying value, which totaled $1,514.1 million. We entered into the Term Loan Facility on December 12, 2012 and the proceeds were primarily used to finance the acquisition of EECOL. Borrowings under the Term Loan Facility bear interest at 1.0% or, if greater, the applicable LIBOR (London Interbank Offered Rate) / CDOR (Canadian Dealer Offered Rate) or base rates plus applicable margins and therefore are subject to fluctuations in interest rates. We borrow under our Revolving Credit Facility and Receivables Facility for general corporate purposes, including working capital requirements and capital expenditures. Borrowings under our Revolving Credit Facility bear interest at base rates plus applicable margins, whereas, borrowings under the Receivables Facility bear interest at the 30 day LIBOR or 30 day commercial paper rate plus applicable margins. A 100 basis point increase or decrease in interest rates would not have a significant impact on future earnings under our current capital structure.

Item 8. Financial Statements and Supplementary Data.
The information required by this item is set forth in our Consolidated Financial Statements contained in this Annual Report on Form 10-K. Specific financial statements can be found at the pages listed below:
WESCO International, Inc.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of WESCO International, Inc.,
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of WESCO International, Inc. and its subsidiaries at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
As described in Management's Report on Internal Control over Financial Reporting, management has excluded EECOL Electric Corporation (EECOL) and Conney Safety Products (Conney) from its assessment of internal control over financial reporting as of December 31, 2012 because they were acquired by the Company in a purchase business combination during 2012. We have also excluded EECOL and Conney from our audit of internal control over financial reporting. EECOL and Conney are wholly-owned subsidiaries whose total assets represent $1.4 billion and $144.8 million, respectively, and total revenues of $24.1 million and $39.0 million, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2012.

/s/ PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
February 27, 2013

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
	(Dollars in thousands, except share data)
Assets
Current Assets:
Cash and cash equivalents	$86,099	$63,869
Trade accounts receivable, net of allowance for doubtful accounts of $17,242 and $21,590 in 2012 and 2011, respectively	1,036,235	939,422
Other accounts receivable	89,801	43,442
Inventories, net	793,974	626,967
Current deferred income taxes (Note 10)	42,151	28,217
Income taxes receivable	8,849	12,206
Prepaid expenses and other current assets	44,728	23,297
Total current assets	2,101,837	1,737,420
Property, buildings and equipment, net (Note 6)	210,723	133,550
Intangible assets, net (Note 3)	496,761	156,874
Goodwill (Note 3)	1,777,797	1,008,127
Deferred income taxes (Note 10)	1,342	18,090
Other assets	41,169	24,391
Total assets	$4,629,629	$3,078,452
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$706,580	$642,777
Accrued payroll and benefit costs (Note 12)	86,375	76,915
Short-term debt (Note 7)	30,136	—
Current portion of long-term debt (Note 7)	9,623	6,411
Bank overdrafts	39,641	47,489
Current deferred income taxes (Note 10)	1,018	—
Other current liabilities	134,622	72,254
Total current liabilities	1,007,995	845,846
Long-term debt, net of discount of $183,644 and $175,908 in 2012 and 2011, respectively (Note 7)	1,695,413	642,922
Deferred income taxes (Note 10)	300,470	223,005
Other noncurrent liabilities (Note 12)	72,060	20,769
Total liabilities	$3,075,938	$1,732,542
Commitments and contingencies (Note 14)
Stockholders’ Equity:
Preferred stock, $.01 par value; 20,000,000 shares authorized, no shares issued or outstanding (Note 8)	—	—
Common stock, $.01 par value; 210,000,000 shares authorized, 57,824,548 and 57,021,523 shares issued and 44,061,451 and 43,424,031 shares outstanding in 2012 and 2011, respectively (Note 8)	579	571
Class B nonvoting convertible common stock, $.01 par value; 20,000,000 shares authorized, 4,339,431 issued and no shares outstanding in 2012 and 2011, respectively	43	43
Additional capital (Note 8)	1,065,550	1,036,867
Retained earnings	1,092,719	891,789
Treasury stock, at cost; 18,102,528 and 17,936,923 shares in 2012 and 2011, respectively	(604,050)	(593,329)
Accumulated other comprehensive income	(1,044)	10,057
Total WESCO International stockholders' equity	1,553,797	1,345,998
Noncontrolling interest	(106)	(88)
Total stockholders’ equity	1,553,691	1,345,910
Total liabilities and stockholders’ equity	$4,629,629	$3,078,452
The accompanying notes are an integral part of the consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2012	2011	2010
	(In thousands, except per share data)
Net sales	$6,579,301	$6,125,718	$5,063,862
Cost of goods sold (excluding depreciation and amortization below)	5,247,855	4,889,149	4,065,425
Selling, general and administrative expenses	961,014	871,983	763,583
Depreciation and amortization	37,561	31,607	23,935
Income from operations	332,871	332,979	210,919
Interest expense, net	47,762	53,603	57,563
Loss on debt extinguishment (Note 7)	3,470	—	—
Other income (Note 9)	—	—	(4,285)
Income before income taxes	281,639	279,376	157,641
Provision for income taxes (Note 10)	79,880	83,136	42,164
Net income	201,759	196,240	115,477
Less: Net loss attributable to noncontrolling interest	(18)	(11)	—
Net income attributable to WESCO International, Inc.	$201,777	$196,251	$115,477
Comprehensive Income:
Foreign currency translation adjustment	(9,013)	(12,576)	11,648
Comprehensive income attributable to WESCO International, Inc.	$192,764	$183,675	$127,125

Earnings per share attributable to WESCO International, Inc. (Note 11)
Basic	$4.62	$4.54	$2.72
Diluted	$3.95	$3.96	$2.50
The accompanying notes are an integral part of the consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

										Accumulated Other
			Class B			Retained				Comprehensive
	Common Stock		Common Stock		Additional	Earnings	Treasury Stock		Noncontrolling	Income
(Dollars in thousands)	Amount	Shares	Amount	Shares	Capital	(Deficit)	Amount	Shares	Interest	(Loss)
Balance, December 31, 2009	$560	55,967,824	$43	4,339,431	$992,855	$582,199	$(590,353)	(17,890,459)	$—	$10,985
Exercise of stock options, including tax benefit of $3,082	3	268,213			4,852		(654)	(15,281)
Stock-based compensation expense					15,751
Conversion of 2025 debentures	3	340,213			5,225
Net income						115,477
Translation adjustment										11,648
Balance, December 31, 2010	566	56,576,250	43	4,339,431	1,018,683	697,676	(591,007)	(17,905,740)	—	22,633
Exercise of stock options, including tax benefit of $5,365, and vesting of restricted stock units, net of taxes	6	531,121			5,783		(7,838)	(146,614)
Stock-based compensation expense					15,407
Conversion of 2029 debentures		589			(5)
Issuance of treasury stock					(582)		957	28,994
Tax liability related to exercise of restricted stock units and retirement of common stock	(1)	(86,437)			(2,419)	(2,138)	4,559	86,437
Noncontrolling interest									(77)
Net income						196,251			(11)
Translation adjustment										(12,576)
Balance, December 31, 2011	571	57,021,523	43	4,339,431	1,036,867	891,789	(593,329)	(17,936,923)	(88)	10,057
Exercise of stock options, including tax benefit of $11,139	8	829,401			14,310		(12,277)	(192,669)
Stock-based compensation expense					15,088
Conversion of 2029 debentures		688			(5)
Tax liability related to exercise of restricted stock units and retirement of common stock		(27,064)			(710)	(847)	1,556	27,064
Noncontrolling interest									(18)
Net income (loss)						201,777
Translation adjustment										(11,101)
Balance, December 31, 2012	$579	57,824,548	$43	4,339,431	$1,065,550	$1,092,719	$(604,050)	(18,102,528)	$(106)	$(1,044)
The accompanying notes are an integral part of the consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Operating Activities:
Net income	$201,759	$196,240	$115,477
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,561	31,607	23,935
Stock-based compensation expense	15,088	15,407	15,752
Amortization of debt issuance costs	2,655	4,435	2,584
Amortization of debt discount	2,260	2,499	4,262
Loss on debt extinguishment	1,595	—	—
(Gain) loss on sale of property, buildings and equipment	(546)	304	(224)
Asset impairment charge	—	—	3,793
Equity income, net of distributions in 2010 of $1,864	—	—	(2,420)
Excess tax benefit from stock-based compensation	(11,358)	(5,408)	(3,217)
Interest related to uncertain tax positions	(3,371)	1,901	4,980
Deferred income taxes	17,685	14,373	20,982
Changes in assets and liabilities
Trade and other receivables, net	36,415	(143,491)	(118,478)
Inventories, net	(29,339)	(33,769)	(33,956)
Prepaid expenses and other current assets	19,588	11,268	12,641
Accounts payable	(24,346)	101,677	53,902
Accrued payroll and benefit costs	(2,498)	9,988	34,422
Other current and noncurrent liabilities	25,036	(39,498)	(7,152)
Net cash provided by operating activities	288,184	167,533	127,283
Investing Activities:
Capital expenditures	(23,084)	(33,347)	(15,132)
Acquisition payments, net of cash acquired	(1,289,480)	(48,093)	(265,397)
Proceeds from sale of subsidiary	—	—	40,000
Equity distribution	—	—	4,054
Collection of note receivable	—	—	15,000
Proceeds from sale of assets	1,558	97	932
Net cash used in investing activities	(1,311,006)	(81,343)	(220,543)
Financing Activities:
Proceeds from issuance of short-term debt	24,569	—	—
Repayments of short-term debt	(9,969)	—	—
Proceeds from issuance of long-term debt	2,299,797	648,557	1,454,479
Repayments of long-term debt	(1,244,030)	(730,897)	(1,419,526)
Debt issuance costs	(17,757)	(4,703)	(2,553)
Proceeds from the exercise of stock options	3,174	419	1,771
Excess tax benefit from stock-based compensation	11,358	5,408	3,217
Repurchase of common stock	(12,280)	(7,840)	(655)
(Decrease) increase in bank overdrafts	(8,283)	19,899	(4,601)
Payments on capital lease obligations	(2,531)	(1,751)	(1,497)
Net cash provided (used) by financing activities	1,044,048	(70,908)	30,635
Effect of exchange rate changes on cash and cash equivalents	1,004	(4,990)	3,873
Net change in cash and cash equivalents	22,230	10,292	(58,752)
Cash and cash equivalents at the beginning of period	63,869	53,577	112,329
Cash and cash equivalents at the end of period	$86,099	$63,869	$53,577
Supplemental disclosures:
Cash paid for interest	$43,713	$43,446	$46,899
Cash paid for taxes	51,733	79,189	11,044
Non-cash investing and financing activities:
Property, buildings and equipment acquired through capital leases	3,216	1,112	301
The accompanying notes are an integral part of the consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION
WESCO International, Inc. ("WESCO International") and its subsidiaries (collectively, “WESCO”), headquartered in Pittsburgh, Pennsylvania, is a full-line distributor of electrical, industrial and communications maintenance, repair and operating (“MRO”) and original equipment manufactures (“OEM”) products, construction materials, and advanced supply chain management and logistics services used primarily in the industrial, construction, utility and commercial, institutional and government markets. We serve over 65,000 active customers globally, through approximately 475 full service branches and nine distribution centers located primarily in the United States, Canada and Mexico, with operations in 15 additional countries.
2. ACCOUNTING POLICIES
     Basis of Consolidation
The consolidated financial statements include the accounts of WESCO International and all of its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
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
In certain customer arrangements, WESCO provides services such as inventory management. WESCO may perform some or all of the following services for customers: determine inventory stocking levels; establish inventory reorder points; launch purchase orders; receive material; put away material; and pick material for order fulfillment. WESCO recognizes revenue for services rendered during the period based upon a previously negotiated fee arrangement. WESCO also sells inventory to these customers and recognizes revenue at the time title and risk of loss transfers to the customer. The amount of revenue attributed to these services totaled $17.6 million, $10.8 million, and $11.1 million in 2012, 2011 and 2010, respectively.
     Selling, General and Administrative Expenses
WESCO includes warehousing, purchasing, branch operations, information services, and marketing and selling expenses in this category, as well as other types of general and administrative costs.
     Supplier Volume Rebates
WESCO receives volume rebates from certain suppliers based on contractual arrangements with such suppliers. Volume rebates are included within other accounts receivable on the balance sheet, and represent the estimated amounts due to WESCO under the rebate provisions of the various supplier contracts. The corresponding rebate income is recorded as a reduction of cost of goods sold. The appropriate level of such income is derived from the level of actual purchases made by WESCO from suppliers. Receivables under the supplier rebate program were $68.7 million at December 31, 2012 and $38.5 million at December 31, 2011. Supplier volume rebate rates have historically ranged between approximately 0.8% and 1.3% of sales depending on market conditions. In 2012, the rebate rate was 1.3%.
     Shipping and Handling Costs and Fees
WESCO records the costs and fees associated with transporting its products to customers as a component of selling, general and administrative expenses. These costs totaled $49.9 million, $50.9 million and $42.4 million in 2012, 2011 and 2010, respectively.
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
     Allowance for Doubtful Accounts
WESCO maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. WESCO has a systematic procedure using estimates based on historical data and reasonable assumptions of collectability made at the local branch level and on a consolidated corporate basis to calculate the allowance for doubtful accounts. If the financial condition of WESCO’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The allowance for doubtful accounts was $17.2 million at December 31, 2012 and $21.6 million at December 31, 2011. The total amount recorded as selling, general and administrative expense related to bad debts was $1.1 million, $6.6 million and $6.4 million for 2012, 2011 and 2010, respectively.
     Inventories
Inventories primarily consist of merchandise purchased for resale and are stated at the lower of cost or market. Cost is determined principally under the average cost method. WESCO makes provisions for obsolete or slow-moving inventories as necessary to reflect reduction in inventory value. WESCO writes down its inventory to its net realizable value based on internal factors derived from historical analysis of actual losses. Looking back, WESCO identifies items at risk of becoming obsolete, which are defined as excess of 36 months supply relative to demand or movement. WESCO then analyzes the ultimate disposition of previously identified excess inventory items, such as sold, returned to supplier, or scrapped. This item by item analysis allows WESCO to develop an estimate of the historical likelihood that an item identified as being in excess supply ultimately becomes obsolete. WESCO applies the estimate to inventory items currently in excess of 36 months supply, and reduces its inventory carrying value by the derived amount. Reserves for excess and obsolete inventories were $16.7 million and $14.6 million at December 31, 2012 and 2011, respectively. The total expense related to excess and obsolete inventories, included in cost of goods sold, was $11.4 million, $5.5 million and $7.5 million for 2012, 2011 and 2010, respectively. WESCO absorbs into the cost of inventory the general and administrative expenses related to inventory such as purchasing, receiving and storage and at December 31, 2012 and 2011, $62.2 million and $47.6 million, respectively, of these costs were included in ending inventory.
     Other Assets
WESCO amortizes deferred financing fees over the term of the various debt instruments. Deferred financing fees in the amount of $17.8 million were incurred during the year ending December 31, 2012. As of December 31, 2012 and 2011, the amount of other assets related to unamortized deferred financing fees was $26.4 million and $12.9 million, respectively.
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
Capitalized computer software costs are amortized using the straight-line method over the estimated useful life, typically three to five years, and are reported at the lower of unamortized cost.
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
WESCO assesses its long-lived assets for impairment by periodically reviewing operating performance and respective utilization of real and tangible assets. Upon closure of any branch, asset usefulness and remaining life are evaluated and charges are taken as appropriate. Of WESCO’s $210.7 million net book value of property, plant and equipment as of December 31, 2012, $136.8 million consists of land, buildings and leasehold improvements and are geographically dispersed among WESCO’s 475 branches and nine distribution centers, mitigating the risk of impairment. Approximately $28.5 million of assets consist of computer equipment and capitalized software and are evaluated for use and serviceability relative to carrying value. The remaining fixed assets, mainly of furniture and fixtures, warehousing equipment and transportation equipment, are similarly evaluated for serviceability and use.
     Goodwill and Indefinite Life Intangible Assets

Goodwill and indefinite life intangible assets are tested for impairment annually during the fourth quarter using information available at the end of September, or more frequently if events or circumstances occur indicating that their carrying value may not be recoverable. The evaluation of impairment involves comparing the current fair value of goodwill and indefinite life intangible assets to the recorded value. WESCO estimates the fair value of goodwill using a combination of discounted cash flow analyses and market multiples. Assumptions used for these fair value techniques are based on a combination of historical results, current forecasts, market data and recent economic events. WESCO evaluates the recoverability of indefinite life intangible assets using a discounted cash flow analysis based on projected financial information. The determination of fair value involves significant judgment and management applies its best judgment when assessing the reasonableness of financial projections. At December 31, 2012 and 2011, goodwill and indefinite life trademarks totaled $1,882.9 million and $1,055.0 million, respectively. No impairment losses were identified in 2012 as a result of this review. However, two trademarks valued at $18.1 million are sensitive to a further decline in financial performance. WESCO is taking actions to improve its future financial performance; however, WESCO cannot predict whether or not there will be certain events that could adversely affect the reported value of these trademarks.
     Definite Lived Intangible Assets
Intangible assets are amortized over 4 to 20 years. A portion of intangible assets related to certain customer relationships are amortized using an accelerated method whereas all other intangible assets subject to amortization use a straight-line method which reflects the pattern in which the economic benefits of the respective assets are consumed or otherwise used. Intangible assets are tested for impairment if events or circumstances occur indicating that the respective asset might be impaired.
     Insurance Programs
WESCO uses commercial insurance for auto, workers’ compensation, casualty and health claims as a risk-reduction strategy to minimize catastrophic losses. The Company’s strategy involves large deductibles where WESCO must pay all costs up to the deductible amount. WESCO estimates the reserve based on historical incident rates and costs. The assumptions included in developing this accrual include the period of time from incurrence of a claim until the claim is paid by the insurance provider. The total liability related to the insurance programs was $11.3 million at December 31, 2012 and $9.7 million at December 31, 2011.
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
Defined Benefit Pension Plan
In connection with the December 14, 2012 acquisition of EECOL, the Company assumed a contributory defined benefit plan covering all Canadian employees of EECOL. The plan provides retirement benefits based upon earnings and credited service, and participants contribute 2% or 4% of their earnings to the plan depending on their employment level.
The Company also assumed EECOL's Supplemental Executive Retirement Plan (SERP) which provides additional pension benefits to certain executives based on earnings, credited service, and executive service.

Liabilities and expenses for pension benefits are determined using actuarial methodologies and incorporate significant assumptions, including the interest rate used to discount the future estimated cash flows, the expected long-term rate of return on plan assets, and several assumptions relating to the employee workforce (salary increases, retirement age, and mortality).
The interest rate used to discount future estimated cash flows is determined using a high quality corporate bonds yield curve model developed with the assistance of an external actuary. The cash flows of the plans' projected benefit obligations are discounted using a single equivalent rate derived from yields on high quality corporate bonds. The yield curve model parallels the plans' projected cash flows. The discount rate used to determine benefit obligations for the Canadian pension was 4.5% in 2012. The impact on the liabilities of a change in the discount rate of one quarter percent would be approximately $5.1 million and either a charge or credit of $0.3 million to after-tax earnings in the following year.
The expected long-term rate of return on plan assets is applied to the fair market-related value of plan assets.
     Stock-Based Compensation
WESCO’s stock-based employee compensation plans are comprised of stock options, stock-settled stock appreciation rights, restricted stock units, and performance-based awards. Compensation cost for all stock-based awards is measured at fair value on the date of grant, and compensation cost is recognized, net of estimated forfeitures, over the service period for awards expected to vest. The fair value of stock options and stock-settled appreciation rights is determined using the Black-Scholes valuation model. Expected volatilities are based on historical volatility of WESCO’s common stock. The expected life of stock options and stock-settled appreciation rights is estimated using historical data pertaining to option exercises and employee terminations. The risk-free rate is based on the U.S. Treasury yields in effect at the time of grant. The forfeiture assumption is based on WESCO’s historical employee behavior that is reviewed on an annual basis. The fair value of restricted stock units is determined by the grant-date closing price of WESCO’s common stock. Performance-based awards are valued using a Monte Carlo simulation model. The probability of meeting market criteria is considered when calculating the estimated fair market value on the date of grant. These awards are accounted for as awards with market conditions, which are recognized over the service period, regardless of whether the market conditions are achieved and the awards ultimately vest. No dividends are assumed for stock based awards.
Treasury Stock
Common stock purchased for treasury is recorded at cost. At the date of subsequent reissue, the treasury stock account is reduced by the cost of such stock, with cost determined on a weighted average basis.
     Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities, and outstanding indebtedness. The estimated fair value of the Company’s outstanding indebtedness described in Note 7 at December 31, 2012 and 2011 was $2,423.7 million and $1,178.9 million, respectively. The aggregate fair value of the senior notes and debentures was approximately $1,704.5 million and $850.9 million at December 31, 2012 and 2011, respectively. The fair values of these fixed rate facilities are estimated based upon market price quotes. The fair values of the mortgage facility, the Term Loan, the accounts receivable securitization facility (the "Receivables Facility") and the revolving credit facility ("the Revolving Credit Facility"), approximated carrying values. The fair values for these facilities are based upon market price quotes and market comparisons available for instruments with similar terms and maturities. For all remaining WESCO financial instruments, carrying values are considered to approximate fair value due to their short maturities.
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
Reclassification
    Certain prior period balances within the financial statements have been reclassified to conform with current year presentation.
     Recent Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (the "FASB") issued new disclosure guidance related to the presentation of the statement of comprehensive income. This guidance provides an entity the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements; the option to report other comprehensive income and its components in the statement of changes in stockholders' equity was eliminated. This accounting standard is effective for periods beginning on or after December 15, 2011. WESCO has elected the option to present the components of net income and the components of comprehensive income in a single continuous statement of comprehensive income.
In July 2012, the Financial Accounting Standards Board (the "FASB") issued updated guidance on the periodic testing of indefinite-lived intangible assets, other than goodwill, for impairment. This updated guidance will allow companies the option to first access qualitative factors to determine if it is more-likely-than-not that an indefinite-lived intangible asset might be impaired and whether it is necessary to perform the quantitative impairment test required under current accounting standards. This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. WESCO will adopt this guidance in 2013. Adoption of this guidance is not expected to have a material impact on WESCO's financial position, results of operations or cash flows.
Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to WESCO’s financial position, results of operations or cash flows.
3. GOODWILL AND INTANGIBLE ASSETS
     Goodwill
The following table sets forth the changes in the carrying amount of goodwill:

	Year Ended December 31
	2012	2011
	(In thousands)
Beginning balance January 1	$1,008,127	$985,714
Translation adjustments	(15,592)	(3,597)
Additions to goodwill for acquisitions	785,262	26,010
Ending balance December 31	$1,777,797	$1,008,127

WESCO has never recorded an impairment loss related to goodwill or intangible assets.
Intangible Assets
The components of intangible assets are as follows:

	December 31, 2012				December 31, 2011
	Life	Gross Carrying Amount(1)	Accumulated Amortization(1)	Net Carrying Amount	Gross Carrying Amount(1)	Accumulated Amortization(1)	Net Carrying Amount
	(In thousands)
Intangible assets:
Trademarks	Indefinite	$105,080	$—	$105,080	$46,852	$—	$46,852
Trademarks	4-15	1,734	(106)	1,628	—	—	—
Non-compete agreements	5-7	1,950	(1,858)	92	1,252	(1,038)	214
Customer relationships	4-20	362,794	(40,094)	322,700	70,670	(32,527)	38,143
Distribution agreements	10-19	38,119	(9,298)	28,821	35,291	(6,897)	28,394
Patents	10	48,310	(9,870)	38,440	48,310	(5,039)	43,271
		$557,987	$(61,226)	$496,761	$202,375	$(45,501)	$156,874
_________________________

(1)	Excludes the original cost and accumulated amortization of fully-amortized intangibles.
Amortization expense related to intangible assets totaled $15.1 million, $13.4 million and $7.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.
The following table sets forth the estimated amortization expense for intangibles for the next five years (in thousands):

Estimated
Amortization
For the year ended December 31,	Expense
2013	$39,239
2014	38,014
2015	36,075
2016	34,889
2017	33,895
4. CONCENTRATIONS OF CREDIT RISK AND SIGNIFICANT SUPPLIERS
WESCO distributes its products and services and extends credit to a large number of customers in the industrial, construction, utility, commercial, institutional, and governmental markets. WESCO’s largest supplier accounted for approximately 12% of WESCO's purchases in 2012, 10% of purchases in 2011, and 12% of purchases in 2010, and therefore, WESCO could potentially incur risk due to supplier concentration. Based upon WESCO’s broad customer base, the Company has concluded that it has no material credit risk as a result of customer concentration.
5. ACQUISITIONS
The following table sets forth the consideration paid for acquisitions:

Year Ended December 31	2012	2011
(In thousands)
Details of acquisitions:
Fair value of assets acquired	$1,609,785	$54,663
Fair value of liabilities assumed	(288,005)	(6,570)
Deferred acquisition payments	—	—
Cash paid for acquisitions	$1,321,780	$48,093
Supplemental cash flow disclosure related to acquisitions:
Cash paid for acquisitions	$1,321,780	$48,093
Less: cash acquired	(32,300)	—
Cash paid for acquisitions, net of cash acquired	$1,289,480	$48,093

Acquisition of EECOL Electric Corporation

On December 14, 2012, WESCO International completed its acquisition of EECOL Electric Corporation (“EECOL”). WESCO paid at closing a cash purchase price of approximately $1.1 billion, of which $50.8 million was placed in escrow to address post-closing purchase price adjustments and potential indemnification claims. The remaining escrow will be distributed to the sellers in June 2014. To fund the purchase price paid at closing, WESCO and its subsidiaries borrowed $851 million under new term loans and $264 million under the Revolving Credit Facility. With the acquisition of EECOL, WESCO obtained a 60% ownership in a joint venture. This entity has been consolidated. The noncontrolling interest incurred a gain of less than $0.1 million in 2012.

EECOL is a full-line distributor of electrical equipment, products and services with 57 locations across Canada and 20 in South America. EECOL has a warehouse-based business focused on serving industrial, oil, gas, mining, utility, and commercial and residential construction customers.

The preliminary purchase price was allocated to the respective assets and liabilities based upon their estimated fair values as of the acquisition date. The fair value of the intangible assets was estimated by management and the allocation resulted in intangible assets of $300.4 million and goodwill of $670.4 million which is not deductible for tax purposes. The intangible assets include customer relationships of $245.1 million amortized over 20 years and trademarks of $55.3 million. Trademarks have an indefinite life and are not being amortized. No residual value is estimated for these intangible assets. The goodwill arising from the acquisition is based largely on the depth and diversity of name brand products, warehouse locations, and a highly-trained and knowledgeable workforce.

Approximately $31.5 million of the $32.3 million of cash and equivalents that was transferred to the Company is expected to be remitted back to the sellers in May 2013, and accordingly, a corresponding liability has been recorded at December 31, 2012.

 The following summary presents the fair value of the assets acquired and liabilities assumed for the EECOL acquisition.

EECOL
(In thousands)
Assets Acquired
Cash and cash equivalents	$32,300
Trade accounts receivable	136,178
Other accounts receivable	23,187
Inventories	118,244
Prepaid expenses and other current assets	25,133
Property, buildings and equipment	73,129
Intangible assets	300,439
Goodwill	670,362
Other noncurrent assets	15,510
Total assets acquired	1,394,482

Liabilities Assumed
Accounts payable	76,509
Accrued expenses and other current liabilities	63,476
Short-term debt	5,734
Deferred income taxes - long-term	75,031
Long-term debt	6,205
Other long-term liabilities	46,870
Total liabilities assumed	273,825

Fair value of net assets acquired, including intangible assets	$1,120,657

The operating results of EECOL have been included in WESCO's consolidated financial statements since December 14, 2012. EECOL has contributed $24.1 million to net sales. Unaudited pro forma results of operations (in thousands, except per share data) for the twelve months ended December 31, 2012 and 2011 are included below as if the acquisition occurred on the first day of the respective periods. This summary of the unaudited pro forma results of operations is not necessarily indicative of what WESCO's results of operations would have been had EECOL been acquired at the beginning of 2011, nor does it purport to represent results of operations for any future periods.

Year Ended December 31	2012	2011
(In thousands, except per share data)
Net Sales	$7,493,978	$6,980,120
Net Income	263,149	235,326
Earnings per common share:
Basic	$6.02	$5.44
Diluted	$5.15	$4.74

Acquisition of RS Electronics

On January 3, 2012, WESCO completed its acquisition of RS Electronics, a leading North American distributor of electronic products serving primarily the industrial, medical equipment, automotive, and contract manufacturing end markets with eight branches located in the Midwest and southeastern United States and approximately $60.0 million in annual sales. The purchase price was allocated to the respective assets and liabilities based upon their estimated fair values as of the acquisition date. The excess of the purchase price over the net assets acquired, including intangible assets, has been allocated to goodwill. The fair value of intangible assets was estimated by management and the allocation resulted in goodwill of $12.2 million. Management believes the majority of goodwill will be deductible for tax purposes.

Acquisition of Trydor Industries (Canada), Ltd.
On July 3, 2012, WESCO completed its acquisition of Trydor Industries (Canada), Ltd. (“Trydor”) through one of its wholly-owned Canadian subsidiaries. Trydor is a full-line distributor of high-voltage electrical products and services addressing the transmission, substation and distribution network needs for utilities, independent power producers and utility contractors in Canada with approximately $35.0 million in annual sales. The purchase price was allocated to the respective assets and liabilities based upon their estimated fair values as of the acquisition date. The excess of the purchase price over the net assets acquired, including intangible assets, has been allocated to goodwill. The fair value of intangible assets was estimated by management and the allocation resulted in goodwill and intangible assets of $19.1 million and $11.8 million, respectively. Management believes the majority of goodwill will be deductible for tax purposes. The intangible assets include customer relationships of $8.9 million amortized over 10 years, supplier relationships of $2.7 million amortized over 10 years and trademarks of $0.2 million amortized over 4 years. No residual value is estimated for the intangible assets.

Acquisition of Conney Safety Products, LLC
On July 9, 2012, WESCO completed the acquisition of Conney Safety Products, LLC, a distributor of MRO safety products with approximately $85 million in annual sales. The purchase price was allocated to the respective assets and liabilities based upon their estimated fair values as of the acquisition date. The excess of the purchase price over the net assets acquired, including intangible assets, has been allocated to goodwill. The fair value of intangible assets was estimated by management and the allocation resulted in goodwill and intangible assets of $83.6 million and $45.3 million, respectively. Management believes the majority of goodwill will be deductible for tax purposes. The intangible assets include customer relationships of $40.3 million amortized over 12 years, a trademark of $1.5 million amortized over 15 years, and a trademark valued at $3.5 million with an indefinite life. No residual value is estimated for the intangible assets.

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

On October 3, 2011, WESCO Distribution through its wholly-owned Canadian subsidiary, completed its acquisition of Brews Supply, Ltd. ("Brews"), a full line electrical distributor of industrial, utility, and commercial products located in western Canada with approximately $50 million in annual sales. The purchase price was allocated to the respective assets and liabilities based upon their estimated fair values as of the acquisition date. The excess of the purchase price over the fair value of the net assets acquired, including intangible assets, has been allocated to goodwill. The fair value of intangible assets was estimated by an independent appraiser and the allocation resulted in goodwill and intangible assets of $19.8 million and $10.2 million, respectively. Management believes the majority of goodwill will be deductible for tax purposes. The intangible assets include customer relationships of $4.8 million amortized over 10 years, supplier relationships of $4.2 million amortized over 10 years and trademarks of $1.2 million. Trademarks have an indefinite life and are not being amortized. No residual value is estimated for the intangible assets. With the acquisition of Brews, WESCO obtained a 49% ownership in a joint venture. This entity has been consolidated. The noncontrolling interest incurred a loss of less than $0.1 million in 2011 and 2012.
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

In 2010, TVC Communications contributed $6.9 million to net sales and had no impact on net income. Unaudited pro forma results of operations (in thousands, except per share data) for the twelve months ended December 31, 2010 are included below as if the acquisition occurred on the first day.

Year Ended December 31	2010
(In thousands, except per share data)
Net Sales	$5,315,929
Net Income	132,455
Earnings per common share:
Basic	$3.12
Diluted	$2.87

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

6. PROPERTY, BUILDINGS AND EQUIPMENT
The following table sets forth the components of property, buildings and equipment:

	December 31,
	2012	2011
	(In thousands)
Buildings and leasehold improvements	$144,627	$96,527
Furniture, fixtures and equipment	161,135	152,164
Software costs	54,652	44,909
	360,414	293,600
Accumulated depreciation and amortization	(199,115)	(190,385)
	161,299	103,215
Land	38,431	21,097
Construction in progress	10,993	9,238
	$210,723	$133,550

Depreciation expense was $14.4 million, $12.5 million and $11.7 million, and capitalized software amortization was $8.1 million, $5.7 million and $4.7 million, in 2012, 2011 and 2010, respectively. The unamortized software cost was $21.1 million and $19.7 million as of December 31, 2012 and 2011, respectively. Furniture, fixtures and equipment include capitalized leases of $11.2 million and $9.6 million and related accumulated amortization of $5.6 million and $4.7 million as of December 31, 2012 and 2011, respectively.
7. DEBT
The following table sets forth WESCO’s outstanding indebtedness:

	As of December 31,
	2012	2011
	(In thousands)
Term Loan Facility, less debt discount of $9,936	$840,827	$—
Mortgage financing facility	26,414	37,564
Accounts receivable securitization facility	445,000	250,000
Revolving credit facility	218,295	36,792
7.50% Senior Subordinated Notes due 2017	—	150,000
Foreign lines of credit	30,136	3,261
1.75% Convertible Senior Debentures due 2026, less debt discount of $0 in 2012 and 2011	—	56
6.0% Convertible Senior Debentures due 2029, less debt discount of $173,708 and $175,908 in 2012 and 2011, respectively	171,213	169,054
Capital leases	3,220	2,521
Other notes	67	85
Total debt	1,735,172	649,333
Less current and short-term portion	(39,759)	(6,411)
Total long-term debt	$1,695,413	$642,922

Term Loan Facility
On December 12, 2012, WESCO Distribution, as U.S. borrower, WDCC (WDCC and together with WESCO Distribution, the “Borrowers”), as Canadian borrower, and WESCO International entered into a Term Loan Agreement (the “Term Loan Agreement”) among WESCO Distribution, WDCC, the Company, the lenders party thereto and Credit Suisse AG Cayman Islands Branch, as administrative agent and as collateral agent.
The Term Loan Agreement provides for a seven-year term loan facility (the “Term Loan Facility”), which consists of two separate sub-facilities: (i) a Canadian sub-facility in an aggregate principal amount of CAD $150.0 million, issued at a 2.0% discount, and (ii) a U.S. sub-facility in an aggregate principal amount of US $700.0 million, issued at a 1.0% discount. WESCO is amortizing the debt discount and financing costs over the life of the instrument. Non-cash interest expense of $0.1 million was recorded for the year ended December 31, 2012. The debt discount amortization will be $1.4 million annually.
Subject to the terms of the Term Loan Facility, the Borrowers may request incremental term loans thereunder from time to time in an aggregate principal amount not to exceed at any time US $300.0 million, with an equivalent principal amount in U.S. Dollars being calculated for any incremental term loan denominated in Canadian Dollars, in order to finance certain permitted acquisitions. The proceeds of the Term Loan Facility were used to finance the acquisition of EECOL, to pay fees and expenses incurred in connection with the acquisition and certain other transactions. At December 31, 2012, WESCO had a balance outstanding under the facility of US $850.8 million.
Borrowings under the Term Loan Facility bear interest at base rates plus applicable margins. At December 31, 2012, the interest rates on borrowings under the Canadian sub-facility and U.S. sub-facility were approximately 5.2% and 4.5%, respectively. The Borrowers will pay quarterly installments of principal equal to 0.25% of the original principal amount of their respective term loans, plus accrued and unpaid interest, beginning on March 31, 2013. To the extent not previously paid, the term loans will become due and payable on December 12, 2019, with any unpaid incremental term loans becoming due and payable on the respective maturity dates applicable to those incremental term loans. Other than in certain circumstances prior to the first anniversary of the closing of the Term Loan Facility, at any time or from time to time, the Borrowers may prepay borrowings under the Term Loan Facility in whole or in part without premium or penalty. The Borrowers' obligations under the Term Loan Facility are secured by substantially all of the assets of the Borrowers, the Company and certain of the Company's other subsidiaries; provided that, with respect to borrowings under the U.S. sub-facility, the collateral does not include assets of certain foreign subsidiaries or more than sixty-five percent of the issued and outstanding equity interests in certain foreign subsidiaries.
The Term Loan Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Term Loan Parties with respect to indebtedness, liens, investments, mergers and acquisitions, dispositions of assets and transactions with affiliates. The Term Loan Facility also provides for customary events of default.
Mortgage Financing Facility
In 2003, WESCO finalized a mortgage financing facility of $51 million, of which $26.4 million was outstanding as of December 31, 2012. Total borrowings under the mortgage financing facility are subject to a 22-year amortization schedule, with a balloon payment due during the first quarter of 2013. The interest rate on borrowings under this facility is fixed at 6.5%. The Company's intent is to pay the 2013 obligations of 26.4 million utilizing the Revolving Credit Facility and therefore this facility is classified as long-term.
Accounts Receivable Securitization Facility
On December 11, 2012, WESCO Distribution entered into an amendment of the Receivables Facility pursuant to the terms and conditions of a Seventh Amendment to Third Amended and Restated Receivables Purchase Agreement, dated as of December 11, 2012 (the “Amendment”), by and among WESCO Receivables Corp. (“WESCO Receivables”), WESCO Distribution, the Purchasers and Purchaser Agents party thereto and PNC Bank, National Association, as Administrator. The Amendment, among other things, added certain defined terms and amended certain other terms such as change in control, excluded receivables, and an intercreditor agreement. Substantially all other terms and conditions of the Receivables Facility remain unchanged. In addition, on December 11, 2012, WESCO Distribution and WESCO Receivables exercised an existing accordion feature under the Receivables Facility to increase the purchasing limit thereunder from $450.0 million to $475.0 million. The Receivables Facility matures in August 2014.
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
As of December 31, 2012 and 2011, accounts receivable eligible for securitization totaled approximately $601.1 million and $613.9 million, respectively. The consolidated balance sheets as of December 31, 2012 and 2011 include $445.0 million and $250.0 million, respectively, of account receivable balances legally sold to third parties, as well as borrowings for equal amounts. At December 31, 2012, the interest rate on borrowings under this facility was approximately 1.4%.
Revolving Credit Facility
On December 12, 2012, WESCO Distribution and certain other subsidiaries of the Company entered into a US $600.0 million revolving credit facility, which includes a letter of credit sub-facility of up to US $90.0 million in the aggregate, pursuant to the terms and conditions of an Amended and Restated Credit Agreement, dated as of December 12, 2012, among WESCO Distribution, the other U.S. Borrowers party thereto, WESCO Distribution Canada LP (“WESCO Canada”) and WDCC Enterprises, Inc. (“WDCC), as Canadian Borrowers, the other Loan Parties party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent. Upon completion of the acquisition of EECOL on December 14, 2012, EECOL was added as a Canadian Borrower. The Revolving Credit Facility contains an accordion feature allowing WESCO Distribution to request increases to the borrowing commitments under the Credit Facility of up to US $100.0 million in the aggregate. The Revolving Credit Facility replaced WESCO Distribution's US $400.0 million revolving credit facility originally entered into on August 22, 2011.
The Revolving Credit Facility matures in August 2016 and consists of two separate sub-facilities: (i) a Canadian sub-facility with a borrowing limit of up to US $400.0 million, which is collateralized by substantially all assets of WESCO Canada, WDCC and EECOL, and (ii) a U.S. sub-facility with a borrowing limit of up to US $600.0 million less the amount of outstanding borrowings under the Canadian sub-facility. The U.S. sub-facility is collateralized by substantially all assets of WESCO Distribution and its U.S. subsidiaries other than real property and accounts receivable sold or intended to be sold pursuant to the Receivables Facility. Availability under the Revolving Credit Facility is based upon the amount of eligible inventory and receivables applied against certain advance rates. The applicable interest rate for borrowings under the Revolving Credit Facility includes interest rate spreads based on available borrowing capacity that range between 1.5% and 2.0% for LIBOR-based borrowings and 0.5% and 1.0% for prime rate-based borrowings. The otherwise applicable interest rate is reduced by 0.25% if the Company's leverage ratio falls below a ratio of 2.5 to 1.0. At December 31, 2012, the interest rate on borrowings under this facility was approximately 2.5%.
The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on WESCO Distribution, the Company and certain of the Company's other subsidiaries with respect to indebtedness, liens, investments, mergers and acquisitions, dispositions of assets and transactions with affiliates. Subject to the terms of the Credit Agreement, the Company is permitted to pay dividends, repurchase common stock or repurchase indebtedness without limitation so long as pro forma combined availability under the Revolving Credit Facility and the Receivables Facility exceeds US $160.0 million and the adjusted fixed charge ratio is not less than a ratio of 1.1 to 1.0.
During 2012, WESCO borrowed $814.1 million in the aggregate under the Revolving Credit Facility and made repayments in the aggregate amount of $632.9 million. During 2011, aggregate borrowings and repayments were $435.7 million and $398.9 million, respectively. At December 31, 2012, WESCO had a balance outstanding of $218.3 million under the Revolving Credit facility. WESCO had $270.9 million available under the Revolving Credit facility at December 31, 2012, after giving effect to outstanding letters and foreign lines of credit, as compared to approximately $299.3 million at December 31, 2011.
7.50% Senior Subordinated Notes due 2017
On December 10, 2012, WESCO International announced that WESCO Distribution would redeem all of its outstanding 7.50% Senior Subordinated Notes due 2017 (the “2017 Notes”) on January 9, 2013 (the “Redemption Date”) at a redemption price equal to 101.25% of the principal amount thereof plus accrued and unpaid interest to, but excluding, the Redemption Date, for a total of 103% of the principal amount of 2017 Notes. The aggregate principal amount of 2017 Notes outstanding was $150.0 million. On December 11, 2012, in accordance with the terms of the Indenture, dated as of September 27, 2005, among WESCO Distribution, WESCO International and The Bank of New York Mellon, as trustee (the “Trustee”), WESCO Distribution irrevocably deposited with the Trustee funds sufficient to pay principal and interest of all outstanding 2017 Notes on the Redemption Date. As a result, the Indenture was satisfied and discharged.
Foreign Lines of Credit
Certain foreign subsidiaries of WESCO have entered into uncommitted lines of credit, which serve as overdraft facilities, to support local operations. The maximum borrowing limit varies by facility and ranges between US $0.5 million and US $8.0 million. The applicable interest rate for borrowings under these lines of credit varies by country and is governed by the applicable loan agreement. The foreign lines of credit are renewable on an annual basis and are fully and unconditionally guaranteed by WESCO Distribution. Accordingly, these lines directly reduce availability under the Revolving Credit Facility.
1.75% Convertible Senior Debentures due 2026
Proceeds of $300 million were received in connection with the issuance of the 2026 Debentures by WESCO International in November 2006. On August 27, 2009, WESCO International completed an exchange offer pursuant to which it issued $345.0 million in aggregate principal amount of 2029 Debentures in exchange for approximately $299.7 million and $57.7 million in aggregate principal amounts of its outstanding 1.75% Convertible Senior Debentures due 2026 (the "2026 Debentures") and 2.625% Convertible Senior Debentures due 2025 (the "2025 Debentures"), respectively (see the 6.0% Convertible Senior Debentures due 2029 discussion below for additional information). On November 30, 2011, WESCO International announced that it would redeem all of its 2026 Debentures on January 3, 2012. WESCO International redeemed the remaining $0.1 million aggregate principal amount of outstanding 2026 Debentures at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest. Following the redemption on January 3, 2012, there were no 2026 Debentures outstanding.
On January 1, 2009, WESCO retrospectively applied the provisions of guidance concerning convertible debt instruments to the 2026 Debentures. WESCO utilized an interest rate of 6% to reflect the non-convertible market rate of its offering upon issuance. WESCO amortized the debt discount over a five year period starting on the date of issuance. Non-cash interest expense of less than $0.1 million was recorded for the years ended December 31, 2012 and 2011.
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
WESCO utilized an interest rate of 13.875% to reflect the non-convertible debt borrowing rate of its offering upon issuance, which was determined based on discussions with its financial institutions and a review of relevant market data, and resulted in a$181.2 million discount to the 2029 Debenture balance and a net increase in additional capital of $106.5 million. In addition, the financing costs related to the issuance of the 2029 Debentures were allocated between the debt and equity components. WESCO is amortizing the debt discount and financing costs over the life of the instrument. Non-cash interest expense of $2.2 million and $2.5 million was recorded for the years ended December 31, 2012 and 2011, respectively. The debt discount amortization will approximate $2.9 million in 2013, $3.3 million in 2014, $3.8 million in 2015, $4.3 million in 2016, and $4.9 million in 2017.
While the 2029 Debentures accrue interest at an effective interest rate of 13.875% (as described above), the coupon interest rate of 6.0% per annum is payable in cash semi-annually in arrears on each March 15 and September 15, and commenced March 15, 2010. Beginning with the six-month period commencing September 15, 2016, WESCO will also pay contingent interest in cash during any six-month period in which the trading price of the 2029 Debentures for each of the five trading days ending on the second trading day immediately preceding the first day of the applicable six-month interest period equals or exceeds 120% of the principal amount of the 2029 Debentures. During any interest period when contingent interest shall be payable, the contingent interest payable per $1,000 principal amount of 2029 Debentures will equal 0.25% of the average trading price of $1,000 principal amount of the 2029 Debentures during the five trading days immediately preceding the first day of the applicable six-month interest period. In accordance with guidance related to derivatives and hedging, the contingent interest feature of the 2029 Debentures is an embedded derivative that is not considered clearly and closely related to the host contract. The contingent interest component had no significant value at December 31, 2012 or 2011.
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
The following table sets forth the components of WESCO’s outstanding convertible debenture indebtedness:

	December 31, 2012			December 31, 2011
	Principal Balance	Discount	Net Carrying Amount	Principal Balance	Discount	Net Carrying Amount
(In thousands)
Convertible Debentures:
2026	$—	$—	$—	$56	$—	$56
2029	344,921	(173,708)	171,213	344,962	(175,908)	169,054
	$344,921	$(173,708)	$171,213	$345,018	$(175,908)	$169,110
Covenant Compliance
WESCO was in compliance with all relevant covenants contained in its debt agreements as of December 31, 2012.
The following table sets forth the aggregate principal repayment requirements for all indebtedness for the next five years and thereafter, as of December 31, 2012:

(In thousands)
2013	$66,173
2014	454,436
2015	9,192
2016	227,162
2017	8,691
Thereafter	1,153,162
Total payments on debt	1,918,816
Debt discount on convertible debentures and term loan facility	(183,644)
Total long-term debt	$1,735,172

WESCO’s credit agreements contain various restrictive covenants that, among other things, impose limitations on (i) dividend payments or certain other restricted payments or investments; (ii) the incurrence of additional indebtedness and guarantees; (iii) creation of liens; (iv) mergers, consolidation or sales of substantially all of WESCO’s assets; (v) certain transactions among affiliates; (vi) payments by certain subsidiaries to WESCO; and (vii) capital expenditures. In addition, the revolving credit agreement and Receivables Facility require WESCO to meet certain fixed charge coverage tests depending on availability or liquidity, respectively.
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

Under the terms of the Revolving Credit Facility and the Term Loan Agreement, WESCO International is restricted from declaring or paying dividends and as such, at December 31, 2012 and 2011, no dividends had been declared, and therefore no retained earnings were reserved for dividend payments.
Additional Capital
WESCO separately accounts for the liability and equity components of its 2029 Debentures and 2026 Debentures in a manner that reflects its non-convertible debt borrowing rate. As of December 31, 2012 and 2011, the net equity included in additional capital related to the 2029 Debentures and 2026 Debentures totaled $106.3 million and $106.4 million, respectively.
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
10. INCOME TAXES
The following table sets forth the components of the provision for income taxes:

	Year Ended December 31
	2012	2011	2010
		(In thousands)
Current taxes:
Federal(1)	$51,132	$60,415	$11,363
State	6,006	5,705	2,018
Foreign	5,079	2,643	7,801
Total current	62,217	68,763	21,182
Deferred taxes:
Federal	15,034	9,692	21,069
State	1,080	2,187	1,112
Foreign	1,549	2,494	(1,199)
Total deferred	17,663	14,373	20,982
	$79,880	$83,136	$42,164
_________________________

(1)
Tax benefits related to stock options and other equity instruments recorded directly to additional paid in capital totaled $11.3 million, $5.6 million and $8.2 million in 2012, 2011 and 2010, respectively.

The following table sets forth the components of income before income taxes by jurisdiction:

	Year Ended December 31
	2012	2011	2010
		(In thousands)
United States	$255,700	$260,859	$166,108
Foreign	25,938	18,517	(8,467)
	$281,639	$279,376	$157,641

The following table sets forth the reconciliation between the federal statutory income tax rate and the effective rate:

	Year Ended December 31
	2012	2011	2010
Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal tax benefit	1.8	2.1	1.5
Nondeductible expenses	1.0	0.7	1.3
Domestic tax benefit from foreign operations	(0.2)	—	(0.3)
Foreign tax rate differences	(0.9)	(0.8)	0.2
Tax effect of intercompany financing	(6.3)	(6.1)	(10.6)
Federal tax credits	—	(0.1)	(0.1)
Domestic production activity deduction	(0.5)	(0.5)	(0.5)
Adjustment related to uncertain tax positions	(0.6)	(0.7)	(4.2)
Revaluation of deferred tax items	(0.1)	0.4	1.9
Other	(0.8)	(0.2)	2.5
	28.4%	29.8%	26.7%
As of December 31, 2012, WESCO had approximately $323.5 million of undistributed earnings related to its foreign subsidiaries. Management believes that these earnings will be indefinitely reinvested in foreign jurisdiction; accordingly, WESCO has not provided for U.S. federal income taxes related to these earnings.
The following table sets forth deferred tax assets and liabilities:

	December 31
	2012		2011
		(In thousands)
	Assets	Liabilities	Assets	Liabilities
Accounts receivable	$2,518	$—	$4,015	$—
Inventory	—	4,412	—	6,515
Depreciation	—	13,423	—	6,064
Amortization of intangible assets	—	242,745	—	162,675
Convertible debt interest	—	105,871	—	93,736
Employee benefits	40,485	—	30,454	—
Tax loss carryforwards	23,289	—	24,232	—
Other	50,723	8,558	37,529	3,938
Total deferred taxes	$117,015	$375,009	$96,230	$272,928

As of December 31, 2012 and 2011, WESCO had state tax benefits derived from net operating loss carryforwards of approximately $6.7 million ($4.4 million, net of federal income tax) and $6.3 million ($4.0 million, net of federal income tax), respectively. In addition, WESCO had tax benefits from net operating losses resulting from the recapitalization of its Canadian operations of $18.9 million and $20.2 million, respectively. The amounts will begin expiring in 2013 and 2027, respectively. Utilization of WESCO’s state net operating loss carryforwards is subject to annual limitations imposed by state statute. Such annual limitations could result in the expiration of the net operating loss and tax credit carryforwards before utilization. Management anticipates utilizing the net operating losses prior to the expiration of statutes of limitations; accordingly, WESCO has not recorded a valuation allowance.
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

United States — Federal	2000 and forward *
United States — States	2007 and forward
Canada	2003 and forward
* Open by waiver of statute only.

The following table sets forth the reconciliation of gross unrecognized tax benefits:

	December 31,
	2012	2011	2010
	(In thousands)
Beginning balance January 1	$20,878	$3,394	$8,085
Additions based on tax positions related to the current year	929	265	1,439
Additions for tax positions of prior years(1)	1,224	20,064	4,668
Additions for acquired tax positions	1,825	—	—
Reductions for tax positions of prior years	(85)	(2,161)	(8,818)
Settlements	(3,400)	(512)	(1,368)
Lapse in statute of limitations	(296)	(172)	(612)
Ending balance December 31	$21,075	$20,878	$3,394
_________________________

(1)     In 2011, additions for tax positions of prior years primarily relate to transfer pricing issues between the United States and Canada, which are under review by the Canadian Competent Authority. A corresponding deferred tax asset in the amount of $23.1 million excluding interest has been recorded for the position in the United States.
The total amount of unrecognized tax benefits were $21.1 million, $20.9 million and $3.4 million as of December 31, 2012, 2011 and 2010, respectively. If these tax benefits were recognized in the consolidated financial statements, the portion of these amounts that would reduce the Company’s tax provision would be $21.2 million, $19.7 million, and $1.9 million respectively. The amount in 2012 would be offset by the corresponding deferred tax asset discussed above.
During the next twelve months, it is reasonably possible that the amount of unrecognized tax benefits will decrease by as much as $14.7 million ($12.2 million of which will be offset by the reversal of a deferred tax asset) due to certain issues being settled by the resolution of federal, state and/or foreign tax examinations and/or the expiration of statutes of limitations. Management does not expect this decrease to have an impact on the effective tax rate.
WESCO records interest related to uncertain tax positions as a part of interest expense in the consolidated statement of income. Any penalties are recognized as part of income tax expense. Penalties recorded to income tax expense were immaterial for 2012, 2011 and 2010. As of December 31, 2012 and 2011, WESCO had an accrued liability of $8.0 million and $11.4 million, respectively, for interest related to uncertain tax positions. During 2012 accrued interest decreased by $3.4 million primarily as a result of a favorable Internal Revenue Service appeals settlement in the first quarter related to the years 2000 to 2006.
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
The following table sets forth the details of basic and diluted earnings per share:

	Year Ended December 31
	2012	2011	2010
(In thousands, except per share data)
Net income	$201,777	$196,251	$115,477
Weighted average common shares outstanding used in computing basic earnings per share	43,677	43,220	42,499
Common shares issuable upon exercise of dilutive stock options	1,147	1,179	840
Common shares issuable from contingently convertible debentures (see below for basis of calculation)	6,310	5,224	2,774
Weighted average common shares outstanding and common share equivalents used in computing diluted earnings per share	51,133	49,623	46,113
Earnings per share attributable to WESCO International, Inc.
Basic	$4.62	$4.54	$2.72
Diluted	$3.95	$3.96	$2.50

As of December 31, 2012, 2011 and 2010, the computation of diluted earnings per share attributable to WESCO International, Inc. excluded stock-settled stock appreciation rights of approximately 0.9 million, 1.2 million and 2.4 million at weighted average exercise prices of $64.17 per share, $62.48 per share and $46.73 per share, respectively. These amounts were excluded because their effect would have been antidilutive.
Because of WESCO’s obligation to settle the par value of the 2029 Debentures in cash, WESCO is not required to include any shares underlying the 2029 Debentures in its diluted weighted average shares outstanding until the average stock price per share for the period exceeds the conversion price of the 2029 Debentures. At such time, only the number of shares that would be issuable (under the treasury stock method of accounting for share dilution) will be included, which is based upon the amount by which the average stock price exceeds the conversion price. The conversion price of the 2029 Debentures is $28.87. Share dilution is limited to a maximum of 11,949,205 shares for the 2029 Debentures. For the periods ended December 31, 2012, 2011, and 2010, the effect of the 2029 Debentures on diluted earnings per share attributable to WESCO International, Inc. was a decrease of $0.56 , $0.47, and $0.16, respectively.
12. EMPLOYEE BENEFIT PLANS
Defined Contribution Plans
A majority of WESCO’s employees are covered by defined contribution retirement savings plans for their service rendered subsequent to WESCO’s formation. WESCO also offers a deferred compensation plan for select individuals. For U.S. participants, WESCO will make contributions in an amount equal to 50% of the participant’s total monthly contributions up to a maximum of 6% of eligible compensation. For Canadian participants, WESCO will make contributions in an amount ranging from 1% to 7% of the participant’s eligible compensation based on years of continuous service. In addition, employer contributions may be made at the discretion of the Board of Directors. Discretionary employer contributions charges of $18.6 million, $16.2 million, and $14.2 million were incurred in 2012, 2011, and 2010, respectively. For the years ended December 31, 2012, 2011 and 2010, WESCO incurred charges of $31.8 million, $27.6 million, and $25.3 million, respectively, for all such plans. Contributions are made in cash to employee retirement savings plan accounts. Employees then have the option to transfer balances allocated to their accounts into any of the available investment options, including WESCO common stock.
Defined Benefit Plans
In connection with the December 14, 2012 acquisition of EECOL discussed in Note 5, the Company assumed a contributory defined benefit plan covering all employees of EECOL. The plan provides retirement benefits based on earnings and credited service, and participants may contribute 2% of their earnings to the plan. Participants become 100% vested after two years of continuous service.

The Company also assumed EECOL's Supplemental Executive Retirement Plan (SERP) which provides additional pension benefits to certain executives based on earnings, credited service, and executive service. Participants in the plan are vested after two years of continuous service and may contribute 4% of their earnings to the plan.

The following tables present the changes in benefit obligations, plan assets and funded status for the pension plans and the components of net periodic pension cost.

Year ended December 31, 2012 (In thousands)
Accumulated Benefit Obligation (ABO) at December 31	$80,252

Change in Projected Benefit Obligation (PBO)
PBO at beginning of year	$—
Effect of acquisition	102,829
Service cost	158
Interest cost	217
Participant contributions	85
Actuarial loss (gain), including assumption changes	277
Benefits paid	(100)
PBO at end of year	$103,466

Change in Fair Value of Plan Assets
Plan assets at beginning of year	$—
Effect of acquisition	60,297
Actual return on plan assets	870
Employee contributions	85
Company contributions	298
Benefits paid	(100)
Plan assets at end of year	$61,450

Funded status	$(42,016)

Amounts recognized in the balance sheet
Current liabilities	$(201)
Non-current liabilities	(41,815)
Net pension liability at end of year	$(42,016)

Amounts recognized in Accumulated Other Comprehensive Loss Before Tax
Net actuarial loss (gain)	$(414)
Prior service cost	—
Total recognized in accumulated other comprehensive loss	$(414)

Year ended December 31, 2012 (In thousands)
Net Periodic Pension Cost
Service cost	$158
Interest cost	217
Expected return on plan assets	(177)
Total net periodic pension cost	$198

Other Changes in Plan Assets and Projected Benefit Obligation Recognized in Other Comprehensive Earnings
Net actuarial loss (gain)	$(416)
Total recognized in other comprehensive earnings	$(416)

Total recognized in net periodic pension cost and other comprehensive earnings	$(218)

Actuarial assumptions used to determine benefit obligations at December 31, 2012 are as follows:

	Pension Plan	SERP

Discount rate	4.5%	4.5%
Average salary increases	4.0%	4.0%

Actuarial assumptions used to determine net periodic pension cost for the year ended December 31, 2012 are as follows:

	Pension Plan	SERP

Discount rate	4.5%	4.5%
Expected return on long-term assets	6.3%	n/a
Rate of compensation increase	4.0%	4.0%

The following benefit payments, which reflect expected future service, are expected to be paid:

Years ending December 31 (In thousands)
2013	$1,921
2014	2,171
2015	2,568
2016	2,645
2017	2,734
2018-2023	16,724

The Company expects to contribute approximately $3.9 million to the plans in 2013.

The Company's pension plan weighted asset allocations as of December 31, 2012 by asset category are as follows:

Asset Category
Equity securities	57.7%
Debt securities	42.3%
100.0%

The Plan's long-term overall objective is to maintain benefits at their current level without affecting the cost of maintaining the plan, assuming that the demographic make-up of the group of members remains the same.

The primary investment objective, in support of the overall objective, is to earn the highest rate of return possible for the Plan, while keeping risk at acceptable levels. The long-term return objective of the Plan is to achieve a minimum annualized rate of return in excess of the actuarial requirements. This translates into a required return of 3.5% percent above inflation, net of investment management fees. The return objective is consistent with the overall investment risk level that the Plan assumes in order to meet the pension obligations of the Plan. To achieve this long term investment objective, the Plan has adopted an asset mix that has a combination of equity and fixed income investments. Risk is controlled by investing in a well-diversified portfolio of asset classes. To meet this objective, a benchmark portfolio is established based on the expected returns for each asset class available. The investment of the Plan's assets in accordance with the benchmark portfolio should enable the Plan to not only attain, but also exceed the minimum overall objective.

The following table presents the target asset mix based on market value for each investment category within which the investment managers must invest the Plan's assets. The manager is required to rebalance the asset mix back to the target on a quarterly basis.

Asset Category	Target %
Canadian equities	25%
U.S. equities	15%
Non-North American equities	20%
Total equities	60%
Fixed income bond managers	40%

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•
Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset and liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

The following section describes the valuation methodologies used by the trustees to measure the fair value of plan assets, including an indication of the level in the fair value hierarchy in which each type of asset is generally classified.
Equity Securities. These securities consist of the plan's share of segregated funds that invest in the stock of publicly traded companies and are valued at the net asset value of shares held at December 31. As such, these securities are generally included in Level 2.
Debt Securities. These securities consist of segregated funds that invest in publicly traded U.S and non-U.S. fixed interest obligations and government securities and are valued through consultation and evaluation with brokers in the institutional market using other observable market data. As such, these securities are generally included in Level 2. Also, these securities include cash and cash equivalents consisting of money market funds and are generally valued using quoted prices or observable market data. As such, these funds are included in Level 1.
The fair value methods described above may not be indicative of net realizable value or reflective of future fair values. Additionally, while the Company believes the valuation method used by the plan's trustee is appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.
The following table represents the fair value of plan assets classified under the appropriate level of fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Equity securities	$—	$35,223	$—	$35,223
Debt securities	505	25,722	—	26,227
Total investments	$505	$60,945	$—	$61,450

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
An initial reserve of 6,936,000 shares of common stock has been authorized for issuance under the LTIP. This reserve automatically increases by (i) the number of shares of common stock covered by unexercised options granted under prior plans that are canceled or terminated after the effective date of the LTIP, and (ii) the number of shares of common stock surrendered by employees to pay the exercise price and/or minimum withholding taxes in connection with the exercise of stock options granted under our prior plans. As of December 31, 2012, 2.3 million shares of common stock were reserved under the LTIP for future equity award grants. In December 2003, in a privately negotiated transaction, WESCO redeemed the net equity value of stock options originally granted in 1994 and 1995, representing approximately 2.9 million shares. These shares are included in the reserve of common stock available for issuance under the LTIP.
Except for the performance-based award, awards granted vest and become exercisable once criteria based on time is achieved. Performance-based awards vest based on market or performance conditions. All awards vest immediately in the event of a change in control. Each award terminates on the tenth anniversary of its grant date unless terminated sooner under certain conditions.
As of December 31, 2012, there was $18.0 million of total unrecognized compensation expense related to non-vested stock-based compensation arrangements for all awards previously made of which approximately $11.5 million is expected to be recognized in 2013, $5.9 million in 2014 and $0.7 million in 2015.
The total intrinsic value of awards exercised during the years ended December 31, 2012, 2011, and 2010 was $41.1 million, $13.8 million, and $9.9 million, respectively. The total amount of cash received from the exercise of options was $3.2 million, $0.4 million, and $1.8 million, respectively. The tax benefit associated with the exercise of stock options and stock-settled stock appreciation rights totaled $11.4 million, $5.4 million , and $3.1 million in 2012 , 2011, and 2010, respectively. WESCO uses the direct only method and tax law ordering approach to calculate the tax effects of stock-based compensation. The tax benefit was recorded as a credit to additional paid-in capital.
The following table sets forth a summary of both stock options and stock appreciation rights and related information for the years indicated:

	2012				2011		2010
	Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (In thousands)	Awards	Weighted Average Exercise Price	Awards	Weighted Average Exercise Price
Beginning of year	4,266,533	$39.64			4,498,303	$36.38	4,226,153	$35.30
Granted	257,932	64.12			399,260	59.16	708,949	33.19
Exercised	(1,340,986)	30.54			(543,154)	25.83	(335,155)	14.79
Cancelled	(41,458)	49.96			(87,876)	46.86	(101,644)	40.62
End of year	3,142,021	45.40	5.8	$53,058	4,266,533	39.64	4,498,303	36.38
Exercisable at end of year	2,450,391	$43.16	5.1	$46,898	3,176,161	$39.23	3,011,120	$38.65

WESCO granted the following stock-settled stock appreciation rights at the following weighted average assumptions:

	2012	2011	2010
Stock-settled appreciation rights granted	257,932	399,260	708,949
Risk free interest rate	0.9%	2.3%	1.8%
Expected life (in years)	5	5	5
Expected volatility	50%	49%	49%

The following table sets forth a summary of time-based restricted stock units and related information for the year ended December 31, 2012:

	Awards	Weighted Average Fair Value
Unvested at December 31, 2011	203,291	$37.16
Granted	74,724	64.27
Vested	(80,539)	26.02
Forfeited	(10,141)	46.09
Unvested at December 31, 2012	187,335	$52.28

The weighted average fair value per stock-settled appreciation right granted was $27.89, $26.46 and $14.71 for the years ended December 31, 2012, 2011 and 2010, respectively. The weighted average fair value per restricted stock unit granted was $64.27, $60.05 and $33.05 for the years ended December 31, 2012, 2011 and 2010, respectively. WESCO recognized $15.1 million, $15.4 million and $15.8 million of non-cash stock-based compensation expense, which is included in selling, general and administrative expenses, in 2012, 2011 and 2010, respectively.

The following table sets forth a summary of performance-based awards for the year ended December 31, 2012:

	Awards	Weighted Average Fair Value
Unvested at December 31, 2011	—	—
Granted	46,804	$75.72
Vested	—	—
Forfeited	(304)	75.72
Unvested at December 31, 2012	46,500	$75.72

The performance-based awards in the table above include 23,250 shares, and the ultimate number of shares that vest will be dependent upon WESCO's total stockholder return in relation to the total stockholder return of a select group of peer companies over a three-year period. These awards are valued based upon a Monte Carlo simulation model. The probability of meeting the market criteria was considered when calculating the estimated fair market value on the date of grant. These awards were accounted for as awards with market conditions, which are recognized over the service period, regardless of whether the market conditions are achieved and the awards ultimately vest.

The fair value of the performance shares based on total stockholder return granted during the year ended December 31, 2012 were estimated using the following weighted-average assumptions:

Weighted Average Assumptions
Grant date share price	$64.33
WESCO expected volatility	41.97%
Peer group median volatility	33.40%
Risk-free interest rate	0.40%
Correlation	135.4%

Vesting of the remaining 23,250 shares of performance-based awards in the table above will be dependent upon the three-year average growth rate of WESCO's net income. These awards are valued based upon the grant-date closing price of WESCO's common stock. These awards were accounted for as awards with performance conditions, accordingly stock-based compensation expense is recognized over the performance period and considers the probability that the performance targets will be achieved.

14. COMMITMENTS AND CONTINGENCIES
Future minimum rental payments required under operating leases, primarily for real property that have noncancelable lease terms in excess of one year as of December 31, 2012, are as follows:

(In thousands)
2013	$53,463
2014	40,253
2015	35,726
2016	29,147
2017	22,990
Thereafter	53,092

Rental expense for the years ended December 31, 2012, 2011 and 2010 was $50.0 million, $48.0 million and $45.4 million, respectively.
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

As initially reported in our 2008 Annual Report on Form 10-K, WESCO International, Inc. (the “Company”), through its wholly owned subsidiary, WESCO Distribution, Inc., is a defendant in a lawsuit filed in a state court in Indiana in which a customer, ArcelorMittal Indiana Harbor, Inc. (“AIH”), alleges that the Company sold defective products to AIH in 2004 that were supplied to the Company by others.  The lawsuit sought monetary damages in the amount of approximately $50 million.  On February 14, 2013, the jury returned a verdict in favor of AIH and awarded damages in the amount of approximately $36 million. Judgment was entered on the jury's verdict on February 14, 2013. The Company disputes this outcome and intends to appeal the judgment. The judgment amount may increase or decrease based on the outcome of various post-trial proceedings, which cannot be predicted with certainty. The Company has also submitted the claims to its insurance carriers.

15. SEGMENTS AND RELATED INFORMATION
WESCO provides distribution of product and services through its eleven operating segments which have been aggregated as one reportable segment. WESCO has over 250,000 unique product stock keeping units and markets more than 1,000,000 products for customers. There were no material amounts of sales or transfers among geographic areas and no material amounts of export sales.

WESCO attributes revenues from external customers to individual countries on the basis of the point of sale. The following table sets forth information about WESCO by geographic area:

	Net Sales Year Ended December 31,						Long-Lived Assets December 31,
(In thousands)	2012		2011		2010		2012	2011	2010
United States	$5,216	79%	$4,994,641	82%	$4,198,420	83%	$144,947	$131,989	$117,768
Canada	1,084	17%	900,551	15%	682,415	13%	100,366	24,609	12,446
Mexico	92	1%	84,871	1%	51,413	1%	532	572	641
Subtotal North American Operations	6,392		5,980,063		4,932,248		245,845	157,170	130,855
Other Foreign	187	3%	145,655	2%	131,614	3%	6,049	771	325
Total U.S. and Foreign	$6,579,301		$6,125,718		$5,063,862		$251,894	$157,941	$131,180

The following table sets forth sales information about WESCO’s sales by product category:

Year Ended December 31,	2012	2011	2010
(percentages based on total sales)
General and Industrial Supplies	36%	34%	35%
Wire, Cable and Conduit	17%	18%	18%
Data and Broadband Communications	15%	17%	15%
Power Distribution Equipment	13%	11%	12%
Lighting and Controls	9%	9%	10%
Control, Automation and Motors	10%	11%	10%
16. OTHER FINANCIAL INFORMATION
WESCO International has outstanding $344.9 million in aggregate principal amount of 2029 Debentures. The 2029 Debentures are fully and unconditionally guaranteed by WESCO Distribution, a 100% owned subsidiary of WESCO International, on a senior subordinated basis to all existing and future senior indebtedness of WESCO Distribution.

Condensed consolidating financial information for WESCO International, WESCO Distribution, Inc. and the non-guarantor subsidiaries is as follows:

CONDENSED CONSOLIDATING BALANCE SHEETS

	December 31, 2012
	(In thousands)
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Cash and cash equivalents	$6	$52,275	$33,818	$—	$86,099
Trade accounts receivable, net	—	—	1,036,235	—	1,036,235
Inventories, net	—	347,008	446,966	—	793,974
Other current assets	—	66,106	119,423	—	185,529
Total curent assets	6	465,389	1,636,442	—	2,101,837
Intercompany receivables, net	—	—	1,077,001	(1,077,001)	—
Property, buildings and equipment, net	—	58,523	152,200	—	210,723
Intangible assets, net	—	6,153	490,608	—	496,761
Goodwill and other intangibles, net	—	246,125	1,531,672	—	1,777,797
Investments in affiliates and other noncurrent assets	2,443,259	3,607,616	20,997	(6,029,361)	42,511
Total assets	$2,443,265	$4,383,806	$4,908,920	$(7,106,362)	$4,629,629
Accounts payable	$—	$401,016	$305,564	$—	$706,580
Short-term debt	—	—	30,136	—	30,136
Other current liabilities	18,419	100,956	151,904	—	271,279
Total current liabilities	18,419	501,972	487,604	—	1,007,995
Intercompany payables, net	671,736	405,265	—	(1,077,001)	—
Long-term debt	171,213	847,761	676,439	—	1,695,413
Other noncurrent liabilities	28,099	190,294	154,137	—	372,530
Stockholders’ equity	1,553,798	2,438,514	3,590,740	(6,029,361)	1,553,691
Total liabilities and stockholders’ equity	$2,443,265	$4,383,806	$4,908,920	$(7,106,362)	$4,629,629

	December 31, 2011
	(In thousands)
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Cash and cash equivalents	$5	$44,412	$19,452	$—	$63,869
Trade accounts receivable, net	—	—	939,422	—	939,422
Inventories, net	—	341,423	285,544	—	626,967
Other current assets	270	32,548	74,344	—	107,162
Total current assets	275	418,383	1,318,762	—	1,737,420
Intercompany receivables, net	—	—	1,816,069	(1,816,069)	—
Property, buildings and equipment, net	—	54,038	79,512	—	133,550
Intangible assets, net	—	6,981	149,893	—	156,874
Goodwill and other intangibles, net	—	246,125	762,002	—	1,008,127
Investments in affiliates and other noncurrent assets	2,219,142	3,415,896	31,745	(5,624,302)	42,481
Total assets	$2,219,417	$4,141,423	$4,157,983	$(7,440,371)	$3,078,452
Accounts payable	$—	$423,509	$219,268	$—	$642,777
Other current liabilities	7,797	4,809	190,463	—	203,069
Total current liabilities	7,797	428,318	409,731	—	845,846
Intercompany payables, net	668,447	1,147,622	—	(1,816,069)	—
Long-term debt	169,054	188,081	285,787	—	642,922
Other noncurrent liabilities	28,131	163,177	52,466	—	243,774
Stockholders’ equity	1,345,988	2,214,225	3,409,999	(5,624,302)	1,345,910
Total liabilities and stockholders’ equity	$2,219,417	$4,141,423	$4,157,983	$(7,440,371)	$3,078,452

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Year ended December 31, 2012
	(In thousands)
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net sales	$—	$3,442,714	$3,265,007	$(128,420)	$6,579,301
Cost of goods sold	—	2,738,941	2,637,334	(128,420)	5,247,855
Selling, general and administrative expenses	59	593,400	367,555	—	961,014
Depreciation and amortization	—	15,208	22,353	—	37,561
Results of affiliates’ operations	235,467	184,947	—	(420,414)	—
Interest expense, net	23,163	17,683	6,916	—	47,762
Loss on debt extinguishment	—	3,470	—	—	3,470
Provision for income taxes	10,486	23,493	45,901	—	79,880
Net income (loss)	201,759	235,466	184,948	(420,414)	201,759
Less: Net loss attributable to noncontrolling interest	—	—	(18)	—	(18)
Net income (loss) attributable to WESCO International, Inc.	$201,759	$235,466	$184,966	$(420,414)	$201,777

	Year ended December 31, 2011
	(In thousands)
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net sales	$—	$3,230,753	$2,998,639	$(103,674)	$6,125,718
Cost of goods sold	—	2,585,978	2,406,845	(103,674)	4,889,149
Selling, general and administrative expenses	70	546,902	325,011	—	871,983
Depreciation and amortization	—	11,996	19,611	—	31,607
Results of affiliates’ operations	229,621	176,581	—	(406,202)	—
Interest expense, net	23,990	21,382	8,231	—	53,603
Provision for income taxes	9,321	11,455	62,360	—	83,136
Net income	196,240	229,621	176,581	(406,202)	196,240
Less: Net loss attributable to noncontrolling interest	—	—	(11)	—	(11)
Net income attributable to WESCO International, Inc.	$196,240	$229,621	$176,592	$(406,202)	$196,251

CONDENSED CONSOLIDATING STATEMENTS OF INCOME (continued)

	Year ended December 31, 2010
	(In thousands)
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net sales	$—	$2,820,855	$2,318,495	$(75,488)	$5,063,862
Cost of goods sold	—	2,262,038	1,878,875	(75,488)	4,065,425
Selling, general and administrative expenses	234	518,100	245,249	—	763,583
Depreciation and amortization	—	12,581	11,354	—	23,935
Results of affiliates’ operations	153,107	130,267	—	(283,374)	—
Interest expense, net	27,565	22,291	7,707	—	57,563
Other income	—	(4,285)	—	—	(4,285)
Provision for income taxes	9,831	(12,708)	45,041	—	42,164
Net income attributable to WESCO International, Inc.	$115,477	$153,105	$130,269	$(283,374)	$115,477

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year ended December 31, 2012
	(In thousands)
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net cash (used) provided by operating activities	$(15,897)	$300,932	$3,149	$—	$288,184
Investing activities:
Capital expenditures	—	(18,697)	(4,387)	—	(23,084)
Acquisition payments	—	(142,483)	(1,146,997)	—	(1,289,480)
Advances to subsidiaries and other	—	(1,149,143)	1,558	1,149,143	1,558
Net cash used in investing activities	—	(1,310,323)	(1,149,826)	1,149,143	(1,311,006)
Financing activities:
Net borrowings (repayments)	13,646	1,039,590	1,163,743	(1,149,143)	1,067,836
Equity transactions	2,252	—	—	—	2,252
Other	—	(22,336)	(3,704)	—	(26,040)
Net cash provided provided by financing activities	15,898	1,017,254	1,160,039	(1,149,143)	1,044,048
Effect of exchange rate changes on cash and cash equivalents	—	—	1,004	—	1,004
Net change in cash and cash equivalents	1	7,863	14,366	—	22,230
Cash and cash equivalents at the beginning of year	5	44,412	19,452	—	63,869
Cash and cash equivalents at the end of period	$6	$52,275	$33,818	$—	$86,099

	Year ended December 31, 2011
	(In thousands)
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net cash (used) provided by operating activities	$(19,823)	$181,348	$6,008	$—	$167,533
Investing activities:
Capital expenditures	—	(28,602)	(4,745)	—	(33,347)
Acquisition payments	—	(7,750)	(40,343)	—	(48,093)
Advances to subsidiaries and other	—	(43,936)	—	44,033	97
Net cash used in investing activities	—	(80,288)	(45,088)	44,033	(81,343)
Financing activities:
Net borrowings (repayments)	21,840	(105,931)	44,033	(44,033)	(84,091)
Equity transactions	(2,013)	—	—	—	(2,013)
Other	—	16,942	(1,746)	—	15,196
Net cash provided (used) by financing activities	19,827	(88,989)	42,287	(44,033)	(70,908)
Effect of exchange rate changes on cash and cash equivalents	—	—	(4,990)	—	(4,990)
Net change in cash and cash equivalents	4	12,071	(1,783)	—	10,292
Cash and cash equivalents at the beginning of year	1	32,341	21,235	—	53,577
Cash and cash equivalents at the end of period	$5	$44,412	$19,452	$—	$63,869

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (continued)

	Year ended December 31, 2010
	(In thousands)
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net cash (used) provided by operating activities	$(96,685)	$301,578	$(77,610)	$—	$127,283
Investing activities:
Capital expenditures	—	(12,903)	(2,229)	—	(15,132)
Acquisition payments	—	(265,397)	—	—	(265,397)
Sale of subsidiary	—	40,000	—	—	40,000
Advances to subsidiaries and other	—	16,431	—	3,555	19,986
Net cash used in investing activities	—	(221,869)	(2,229)	3,555	(220,543)
Financing activities:
Net borrowings (repayments)	92,350	(58,894)	3,555	(3,555)	33,456
Equity transactions	4,333	—	—	—	4,333
Other	—	(5,398)	(1,756)	—	(7,154)
Net cash provided (used) by financing activities	96,683	(64,292)	1,799	(3,555)	30,635
Effect of exchange rate changes on cash and cash equivalents	—	—	3,873	—	3,873
Net change in cash and cash equivalents	(2)	15,417	(74,167)	—	(58,752)
Cash and cash equivalents at the beginning of year	3	16,924	95,402	—	112,329
Cash and cash equivalents at the end of period	$1	$32,341	$21,235	$—	$53,577

The Company has revised the condensed consolidating statement of cash flows of WESCO Distribution, Inc. The revised statements present cash paid for acquisitions of $40.3 million for the year ended December 31, 2011 as intercompany loans to Non-Guarantor Subsidiaries. These payments represent acquisitions made by the Non-Guarantor subsidiaries that were funded by WECSO Distribution, Inc.  Such transactions have now been revised to reflect an investing cash outflow and a corresponding intercompany borrowing from WESCO Distribution, Inc as a financing cash inflow in the statement of cash flows of the Non-Guarantor Subsidiaries.  The impact of such revision, which the Company has determined was not material, did not have any impact on the consolidated amounts, nor did it impact the Company's obligations under the 2029 Debentures.  The prior period quarterly condensed consolidating financial statements will be similarly revised as the information is presented in our Form 10-Q filings in fiscal year 2013.

The condensed consolidating financial information was also revised to properly reflect interest expense related to intercompany borrowings in the amount of $4.9 million and $5.5 million for the years ended December 31, 2011 and 2010, respectively.

17. SELECTED QUARTERLY FINANCIAL DATA (unaudited)
The following table sets forth selected quarterly financial data for the years ended December 31, 2012 and 2011:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012
Net Sales	$1,606,018	$1,672,734	$1,656,186	$1,644,363
Cost of goods sold	1,286,268	1,337,062	1,317,432	1,307,093
Income from operations	83,532	96,051	103,032	50,356
Income before income taxes	74,570	84,574	90,378	32,117
Net income	52,940	58,932	63,391	26,496
Net income attributable to WESCO International, Inc.	52,978	58,874	63,415	26,510
Basic earnings per share attributable to WESCO International, Inc.(A)	1.22	1.35	1.45	0.60
Diluted earnings per share attributable to WESCO International, Inc.(B)	1.03	1.15	1.25	0.52

2011
Net Sales	$1,431,305	$1,524,515	$1,580,376	$1,589,522
Cost of goods sold	1,145,255	1,217,666	1,264,745	1,261,483
Income from operations	64,745	84,996	91,752	91,486
Income before income taxes	52,104	71,065	76,673	79,534
Net income	37,305	50,207	53,890	54,838
Net income attributable to WESCO International, Inc.	37,305	50,207	53,890	54,849
Basic earnings per share attributable to WESCO International, Inc.(A)	0.87	1.16	1.24	1.27
Diluted earnings per share attributable to WESCO International, Inc.(B)	0.74	1.00	1.11	1.12
_________________________

(A)
Earnings per share (EPS) in each quarter is computed using the weighted average number of shares outstanding during the quarter while EPS for the full year is computed by taking the average of the weighted average number of shares outstanding each quarter. Thus, the sum of the four quarters’ EPS may not equal the full-year EPS.

(B)
Diluted EPS in each quarter is computed using the weighted average number of shares outstanding and common share equivalents during that quarter while Diluted EPS for the full year is computed by taking the average of the weighted average number of shares outstanding and common share equivalents each quarter. Thus, the sum of the four quarters’ Diluted EPS may not equal the full-year Diluted EPS.

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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012. Management has excluded EECOL Electric Corporation (EECOL) and Conney Safety Products (Conney)from its assessment of internal control over financial reporting as of December 31, 2012 because they were acquired by the Company in a purchase business combination during 2012. EECOL and Conney are wholly-owned subsidiaries whose total assets represent $1.4 billion and $144.8 million, respectively, and total revenues of $24.1 million and $39.0 million, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2012.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
Changes in Internal Control Over Financial Reporting
During the last fiscal quarter of 2012, there were no changes in the Company’s internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information.
None.

PART III.
Item 10. Directors, Executive Officers and Corporate Governance.
The information set forth under the captions “Board of Directors” and “Executive Officers” in our definitive Proxy Statement for our 2013 Annual Meeting of Stockholders is incorporated herein by reference.
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
The information required by Item 10 that relates to our Directors and executive officers is incorporated by reference from the information appearing under the captions “Corporate Governance”, “Board and Committee Meetings” and “Security Ownership” in our definitive Proxy Statement for our 2013 Annual Meeting of Stockholders that is to be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year on December 31, 2012.
Item 11. Executive Compensation.
The information set forth under the captions “Compensation Discussion and Analysis” and “Director Compensation” in our definitive Proxy Statement for our 2013 Annual Meeting of Stockholders is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information set forth under the caption “Security Ownership” in our definitive Proxy Statement for our 2012 Annual Meeting of Stockholders is incorporated herein by reference.
The following table provides information as of December 31, 2012 with respect to the shares of our common stock that may be issued under our existing equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	3,188,521	$45.84	2,332,211
Equity compensation plans not approved by security holders	—	—	—
Total	3,188,521	$45.84	2,332,211
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information set forth under the captions “Transactions with Related Persons” and “Corporate Governance” in our definitive Proxy Statement for our 2013 Annual Meeting of Stockholders is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
The information set forth under the caption “Independent Registered Public Accounting Firm Fees and Services” in our definitive Proxy Statement for our 2013 Annual Meeting of Stockholders is incorporated herein by reference.

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

2.3
Share Purchase Agreement, dated as of October 15, 2012, between WDCC Enterprises Inc., the Shareholders party thereto, EECOL Holdings Ltd., Jarich Holdings Ltd., EESA Corp., EESA Holdings Ltd. and EECOL Electric Corp.
Incorporated by reference to Exhibit 2.1 to WESCO's Current Report on Form 8-K, dated October 17, 2012

3.1	Restated Certificate of Incorporation of WESCO International, Inc.	Incorporated by reference to Exhibit 3.1 to WESCO’s Registration Statement on Form S-4 (No. 333-70404)

3.2	Amended and Restated By-laws of WESCO International, Inc., effective as of September 28, 2009.	Incorporated by reference to Exhibit 3.1 to WESCO’s Current Report on Form 8-K, dated September 28, 2009

4.1	Indenture, dated August 27, 2009, by and among WESCO International, Inc., WESCO Distribution, Inc. and The Bank of New York, as Trustee.	Incorporated by reference to Exhibit 4.1 to WESCO’s Current Report on Form 8-K, dated August 27, 2009

4.2	Form of 6.0% Convertible Senior Debenture due 2029.	Included in Exhibit 4.1

10.1	Form of Stock Option Agreement.	Incorporated by reference to Exhibit 10.4 to WESCO’s Registration Statement on Form S-4 (No. 333-43225)

10.2	Form of Amendment to Stock Option Agreement.	Incorporated by reference to Exhibit 10.2 to WESCO’s Current Report on Form 8-K, dated March 2, 2006

Exhibit No.	Description of Exhibit	Prior Filing or Sequential Page Number
10.3	Form of Management Stock Option Agreement.	Incorporated by reference to Exhibit 10.2 to WESCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998

10.4	Form of Amendment to Management Stock Option Agreement.	Incorporated by reference to Exhibit 10.6 to WESCO’s Current Report on Form 8-K dated March 2, 2006

10.5	1999 Deferred Compensation Plan for Non-Employee Directors, as amended and restated September 20, 2007.	Incorporated by reference to Exhibit 10.5 to WESCO's Annual Report on Form 10-K for the year ended December 31, 2011

10.6	1999 Long-Term Incentive Plan, as restated effective as of May 21, 2008.	Incorporated by reference to Appendix B to the Proxy Statement for the 2008 Annual Meeting of Stockholders filed on Schedule 14A on April 24, 2008

10.7	Form of Stock Appreciation Rights Agreement for Employees.	Incorporated by reference to Exhibit 10.7 to WESCO's Annual Report on Form 10-K for the year ended December 31, 2011

10.8	Form of Restricted Stock Unit Agreement for Employees.	Incorporated by reference to Exhibit 10.8 to WESCO's Annual Report on Form 10-K for the year ended December 31, 2011

10.9	Form of Stock Appreciation Rights Agreement for Non-Employee Directors.	Incorporated by reference to Exhibit 10.3 to WESCO’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010

10.10	Form of Restricted Stock Unit Agreement for Non-Employee Directors.	Incorporated by reference to Exhibit 10.4 to WESCO’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010

10.11	Lease dated December 13, 2002 between WESCO Distribution, Inc. and WESCO Real Estate IV, LLC.	Incorporated by reference to Exhibit 10.27 to WESCO’s Annual Report on Form 10-K for the year ended December 31, 2002

10.12	Lease Guaranty dated December 13, 2002 by WESCO International, Inc. in favor of WESCO Real Estate IV, LLC.	Incorporated by reference to Exhibit 10.28 to WESCO’s Annual Report on Form 10-K for the year ended December 31, 2002

10.13	Amended and Restated Registration and Participation Agreement, dated as of June 5, 1998, among WESCO International, Inc. and certain security holders of WESCO International, Inc. named therein.	Incorporated by reference to Exhibit 10.19 to WESCO’s Registration Statement on Form S-4 (No. 333-43225)

10.14	Asset Purchase Agreement, dated as of September 11, 1998, among Bruckner Supply Company, Inc. and WESCO Distribution, Inc.	Incorporated by reference to Exhibit 2.01 to WESCO’s Current Report on Form 8-K, dated September 11, 1998

Exhibit No.	Description of Exhibit	Prior Filing or Sequential Page Number
10.15	Amendment dated March 29, 2002 to Asset Purchase Agreement, dated as of September 11, 1998, among Bruckner Supply Company, Inc. and WESCO Distribution, Inc.	Incorporated by reference to Exhibit 10.25 to WESCO’s Annual Report on Form 10-K for the year ended December 31, 2002

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

10.18
Third Amended and Restated Receivables Purchase Agreement, dated as of April 13, 2009, by and among WESCO Receivables Corp., WESCO Distribution, Inc., the Purchasers and Purchaser Agents party thereto and PNC Bank, National Association (as successor to Wachovia Capital Markets, LLC), as Administrator.
Incorporated by reference to Exhibit 10.1 to WESCO’s Current Report on Form 8-K, dated April 13, 2009

10.19	First Amendment to the Third Amended and Restated Receivables Purchase Agreement, dated as of August 31, 2009.	Incorporated by reference to Exhibit 10.4 to WESCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009

10.20	Second Amendment to the Third Amended and Restated Receivables Purchase Agreement, dated as of September 7, 2010.	Incorporated by reference to Exhibit 10.1 to WESCO’s Current Report on Form 8-K, dated September 7, 2010

10.21	Third Amendment to the Third Amended and Restated Receivables Purchase Agreement, dated as of December 16, 2010.	Incorporated by reference to Exhibit 10.1 to WESCO’s Current Report on Form 8-K, dated December 16, 2010

10.22	Fourth Amendment to the Third Amended and Restated Receivables Purchase Agreement, dated as of August 22, 2011.	Incorporated by reference to Exhibit 10.2 to WESCO's Current Report on Form 8-K dated August 24, 2011

10.23	Fifth Amendment to the Third Amended and Restated Receivables Purchase Agreement, dated as of July 31, 2012.	Filed herewith

10.24	Sixth Amendment to the Third Amended and Restated Receivables Purchase Agreement, dated as of October 9, 2012.	Filed herewith

10.25	Seventh Amendment to the Third Amended and Restated Receivables Purchase Agreement, dated December 11, 2012.	Incorporated by reference to Exhibit 10.1 to WESCO’s Current Report on Form 8-K, dated December 17, 2012

10.26	Amended and Restated Employment Agreement, dated as of September 1, 2009, between WESCO International Inc. and John J. Engel.	Incorporated by reference to Exhibit 10.2 to WESCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009

Exhibit No.	Description of Exhibit	Prior Filing or Sequential Page Number
10.27	Amended and Restated Employment Agreement, dated as of September 1, 2009, between WESCO International Inc. and Stephen A. Van Oss.	Incorporated by reference to Exhibit 10.3 to WESCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009

10.28	Term Sheet, dated January 15, 2010, memorializing terms of employment of Diane Lazzaris by WESCO International, Inc.	Incorporated by reference to Exhibit 10.28 to WESCO’s Annual Report on Form 10-K for the year ended December 31, 2009

10.29	Term Sheet, dated June 18, 2010, memorializing terms of employment of Kimberly Windrow by WESCO International, Inc.	Incorporated by reference to Exhibit 10.1 to WESCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010

10.30	Notice of Performance Share Award under the WESCO International, Inc. 1999 Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.1 to WESCO’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012

10.31	Consulting and Separation Agreement, dated February 23, 2012, between WESCO and Richard P. Heyse	Incorporated by reference to Exhibit 10.2 to WESCO’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012

10.32	Term Sheet, dated May 24, 2012, memorializing terms of employment of Kenneth Parks by WESCO International, Inc.	Incorporated by reference to Exhibit 10.1 to WESCO's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.33
Term Loan agreement, dated as of December 12, 2012 among WESCO Distribution, Inc., WDCC Enterprises Inc., WESCO International, Inc., Credit Suisse AG, Cayman Island Branch, as Administrative Agent and Collateral Agent and the other Lenders and Agents party thereto
Incorporated by reference to Exhibit 10.1 to WESCO's Current Report on Form 8-K, dated December 17, 2012

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
Copies of exhibits may be retrieved electronically at the Securities and Exchange Commission’s home page at www.sec.gov. Exhibits will also be furnished without charge by writing to Kenneth S. Parks, Vice President and Chief Financial Officer, 225 West Station Square Drive, Suite 700, Pittsburgh, Pennsylvania 15219. Requests may also be directed to (412) 454-2200.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESCO INTERNATIONAL, INC.
By:	/s/ JOHN J. ENGEL
	Name:	John J. Engel
	Title:	Chairman, President and Chief Executive Officer
	Date:	February 28, 2013

WESCO INTERNATIONAL, INC.
By:	/s/ KENNETH S. PARKS
	Name:	Kenneth S. Parks
	Title:	Vice President and Chief Financial Officer
	Date:	February 28, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN J. ENGEL	Chairman, President and Chief Executive Officer	February 28, 2013
John J. Engel	(Principal Executive Officer)

/s/ KENNETH S. PARKS	Vice President and Chief Financial Officer	February 28, 2013
Kenneth S. Parks	(Principal Financial and Accounting Officer)

/s/ SANDRA BEACH LIN	Director	February 28, 2013
Sandra Beach Lin

/s/ GEORGE L. MILES, JR.	Director	February 28, 2013
George L. Miles, Jr.

/s/ JOHN K. MORGAN	Director	February 28, 2013
John K. Morgan

/s/ STEPHEN A. RAYMUND	Director	February 28, 2013
Steven A. Raymund

/s/ JAMES L. SINGLETON	Director	February 28, 2013
James L. Singleton

/s/ ROBERT J. TARR, JR.	Director	February 28, 2013
Robert J. Tarr, Jr.

/s/ LYNN M. UTTER	Director	February 28, 2013
Lynn M. Utter

/s/ STEPHEN A. VAN OSS	Director	February 28, 2013
Stephen A. Van Oss

/s/ WILLIAM J. VARESCHI	Director	February 28, 2013
William J. Vareschi

Schedule II—Valuation and Qualifying Accounts

	(In thousands)
	Balance at Beginning	Charged to	Charged to Other		Balance at
(In thousands)	of Period	Expense	Accounts	Deductions(1)	End of Period
Allowance for doubtful accounts
Year ended December 31, 2012	$21,590	$1,119	$—	$(5,467)	$17,242
Year ended December 31, 2011	18,562	6,583	—	(3,555)	21,590
Year ended December 31, 2010	20,060	6,439	—	(7,937)	18,562
_________________________

(1)	Includes a reduction in the allowance for doubtful accounts due to write-off of accounts receivable.