Form 10-Q
period 2013-03-31
WESCO INTERNATIONAL INC
filed 2013-05-06
CIK 929008

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

As of April 30, 2013, WESCO International, Inc. had 44,107,555 shares of common stock outstanding.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

Table of Contents

Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of March 31, 2013 (unaudited) and December 31, 2012 (unaudited)	2
Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2013 and 2012 (unaudited)	3
Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012 (unaudited)	4
Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures About Market Risk	20

Item 4. Controls and Procedures	20

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	21

Item 6. Exhibits	21

Signatures and Certifications	22

EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

Amounts in thousands, except share data	March 31, 2013	December 31, 2012
Assets
Current Assets:
Cash and cash equivalents	$116,791	$86,099
Trade accounts receivable, net of allowance for doubtful accounts of $17,379 and $17,242 in 2013 and 2012, respectively	1,094,278	1,036,235
Other accounts receivable	102,204	89,801
Inventories, net	792,404	793,974
Current deferred income taxes	28,772	42,151
Income taxes receivable	11,953	8,849
Prepaid expenses and other current assets	30,292	44,728
Total current assets	2,176,694	2,101,837
Property, buildings and equipment, net of accumulated depreciation of $205,110 and $199,115 in 2013 and 2012, respectively	207,166	210,723
Intangible assets, net	481,750	496,761
Goodwill	1,762,914	1,777,797
Other assets	40,720	42,511
Total assets	$4,669,244	$4,629,629
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$745,011	$706,580
Accrued payroll and benefit costs	64,100	86,375
Short-term debt	30,390	30,136
Current portion of long-term debt	9,700	9,623
Other current liabilities	189,526	175,281
Total current liabilities	1,038,727	1,007,995
Long-term debt, net of discount of $182,504 and $183,644 in 2013 and 2012, respectively	1,634,813	1,695,413
Deferred income taxes	305,616	300,470
Other noncurrent liabilities	72,718	72,060
Total liabilities	$3,051,874	$3,075,938
Commitments and contingencies (Note 6)
Stockholders’ Equity:
Preferred stock, $.01 par value; 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 210,000,000 shares authorized, 57,888,587 and 57,824,548 shares issued and 44,072,913 and 44,061,451 shares outstanding in 2013 and 2012, respectively	580	579
Class B nonvoting convertible common stock, $.01 par value; 20,000,000 shares authorized, 4,339,431 issued and no shares outstanding in 2013 and 2012, respectively	43	43
Additional capital	1,070,043	1,065,550
Retained earnings	1,176,708	1,092,719
Treasury stock, at cost; 18,121,793 and 18,102,528 shares in 2013 and 2012, respectively	(605,478)	(604,050)
Accumulated other comprehensive income	(24,525)	(1,044)
Total WESCO International stockholders' equity	1,617,371	1,553,797
Noncontrolling interest	(1)	(106)
Total stockholders’ equity	1,617,370	1,553,691
Total liabilities and stockholders’ equity	$4,669,244	$4,629,629

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended
	March 31,
Amounts in thousands, except share data	2013	2012
Net sales	$1,808,059	$1,606,018
Cost of goods sold (excluding depreciation and amortization below)	1,426,979	1,286,268
Selling, general and administrative expenses	227,456	228,139
Depreciation and amortization	16,717	8,079
Income from operations	136,907	83,532
Interest expense, net	21,926	8,962
Income before income taxes	114,981	74,570
Provision for income taxes	30,887	21,630
Net income	84,094	52,940
Less: Net loss attributable to noncontrolling interest	105	(38)
Net income attributable to WESCO International, Inc.	$83,989	$52,978
Comprehensive income:
Foreign currency translation adjustment	(23,481)	9,190
Comprehensive income attributable to WESCO International, Inc.	$60,508	$62,168

Earnings per share attributable to WESCO International, Inc.
Basic	$1.91	$1.22
Diluted	$1.60	$1.03

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31,
Amounts in thousands	2013	2012
Operating Activities:
Net income	$84,094	$52,940
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,717	8,079
Deferred income taxes	20,093	7,245
Other operating activities, net	2,831	211
Changes in assets and liabilities:
Trade and other receivables, net	(74,272)	(38,214)
Inventories, net	(2,441)	1,986
Prepaid expenses and other current assets	30,160	5,159
Accounts payable	41,764	50,330
Accrued payroll and benefit costs	(22,291)	(25,890)
Other current and noncurrent liabilities	(16,262)	(3,507)
Net cash provided by operating activities	80,393	58,339

Investing Activities:
Capital expenditures	(5,974)	(4,509)
Acquisition payments, net of cash acquired	—	(21,980)
Other investing activities	4,944	11
Net cash used in investing activities	(1,030)	(26,478)

Financing Activities:
Proceeds from issuance of debt	282,015	153,753
Repayments of debt	(333,556)	(185,605)
Other financing activities, net	2,471	(3,137)
Net cash used in financing activities	(49,070)	(34,989)

Effect of exchange rate changes on cash and cash equivalents	399	2,900

Net change in cash and cash equivalents	30,692	(228)
Cash and cash equivalents at the beginning of period	86,099	63,869
Cash and cash equivalents at the end of period	$116,791	$63,641

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. ORGANIZATION
WESCO International, Inc. and its subsidiaries (collectively, “WESCO”), headquartered in Pittsburgh, Pennsylvania, is a full-line distributor of electrical, industrial and communications maintenance, repair and operating (“MRO”) and original equipment manufactures (“OEM”) products, construction materials, and advanced supply chain management and logistics services used primarily in the industrial, construction, utility and commercial, institutional and government markets. We serve over 65,000 active customers globally, through approximately 475 full service branches and nine distribution centers located primarily in the United States, Canada and Mexico, with offices in 15 additional countries.

2. ACCOUNTING POLICIES
Basis of Presentation
The unaudited condensed consolidated financial statements of WESCO have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in WESCO’s 2012 Annual Report on Form 10-K filed with the SEC. The December 31, 2012 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States.
The unaudited condensed consolidated balance sheet as of March 31, 2013, the unaudited condensed consolidated statements of income and comprehensive income for the three months ended March 31, 2013 and 2012, respectively, and the unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2013 and 2012, respectively, in the opinion of management, have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair statement of the results of the interim periods. All adjustments reflected in the unaudited condensed consolidated financial statements are of a normal recurring nature unless indicated. Results for the interim periods presented are not necessarily indicative of the results to be expected for the full year.
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
At March 31, 2013, the carrying value of WESCO’s 6.0% Convertible Senior Debentures due 2029 (the "2029 Debentures") was $344.9 million and the fair value was approximately $869.6 million. At December 31, 2012, the carrying value of WESCO’s 2029 Debentures was $344.9 million and the fair value was approximately $853.7 million. The fair value of WESCO’s 2029 Debentures is based on quoted prices in active markets and is therefore classified as Level 1 within the valuation hierarchy. The reported carrying amounts of WESCO’s other debt instruments approximate their fair values and are classified as Level 2 within the valuation hierarchy. Other debt instruments included in Level 2 are valued using a market approach, utilizing interest rates and other relevant information generated by market transactions involving similar instruments.

Recent Accounting Pronouncements
In July 2012, the Financial Accounting Standards Board (the "FASB") issued updated guidance on the periodic testing of indefinite-lived intangible assets, other than goodwill, for impairment. This updated guidance allows companies the option to first assess qualitative factors to determine if it is more-likely-than-not that an indefinite-lived intangible asset might be impaired and whether it is necessary to perform the quantitative impairment test required under current accounting standards. This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. WESCO adopted this guidance in 2013. Adoption of this guidance does not have a material impact on WESCO's financial position, results of operations or cash flows.
In February 2013, the FASB issued updated guidance on the reporting of amounts reclassified from accumulated other comprehensive income. This updated guidance requires entities to present significant amounts reclassified from each component of accumulated other comprehensive income and the income statement line items affected by the reclassification. This guidance is effective for interim and annual periods beginning after December 15, 2012. WESCO adopted this guidance in 2013. Adoption of this guidance does not have a material impact on WESCO's financial position, results of operations or cash flows.
3. ACQUISITIONS
On December 14, 2012, WESCO International completed its acquisition of EECOL Electric Corporation (“EECOL”), a full-line distributor of electrical equipment, products and services with 57 locations across Canada and 20 in South America. The purchase price allocation has not been finalized. The following unaudited pro forma results of operations illustrate the effect of the EECOL acquisition on the Company's sales and net income for the three months ended March 31, 2012. This summary of the unaudited pro forma results of operations is not necessarily indicative of what WESCO's results of operations would have been had EECOL been acquired on the dates indicated, nor does it purport to represent results of operations for any future periods.

Three Months Ended March 31	2013	2012
(In millions, except per share data)
Net Sales	$1,808.1	$1,815.3
Net Income	84.0	58.4
Earnings per common share:
Basic	$1.91	$1.34
Diluted	$1.60	$1.14

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
During the three month period ended March 31, 2013 and 2012, WESCO granted the following stock-settled stock appreciation rights, restricted stock units and performance-based awards at the following weighted average assumptions:

	Three Months Ended March 31,
	2013	2012
Stock-settled appreciation rights granted	246,124	249,582
Restricted stock units granted	69,393	72,324
Performance-based awards granted	48,058	46,804
Risk free interest rate	0.9%	0.9%
Expected life (in years)	5	5
Expected volatility	50%	50%

For the three months ended March 31, 2013 and 2012, the weighted average fair value per stock-settled appreciation right granted was $31.33 and $27.98, respectively. For the three months ended March 31, 2013 and 2012, the weighted average fair value per restricted stock unit granted was $72.15 and $64.33, respectively. For the three months ended March 31, 2013 and 2012, the weighted average fair value per performance-based award granted was $78.21 and $75.72, respectively.
The following table sets forth a summary of stock options and stock-settled stock appreciation rights and related information for the three months ended March 31, 2013:

	Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2012	3,142,021	$45.40
Granted	246,124	72.15
Exercised	(151,672)	45.84
Forfeited	(4,595)	51.22
Outstanding at March 31, 2013	3,231,878	47.41	6.0	$82,796
Exercisable at March 31, 2013	2,492,593	$44.45	5.2	$71,248
The following table sets forth a summary of restricted stock units and related information for the three months ended March 31, 2013:

	Awards	Weighted Average Fair Value
Unvested at December 31, 2012	187,335	$52.28
Granted	69,393	72.15
Vested	—	—
Forfeited	(1,493)	51.19
Unvested at March 31, 2013	255,235	$57.69
Performance shares are awards for which the vesting will occur based on market or performance conditions. The following table sets forth a summary of performance-based awards for the three months ended March 31, 2013:

	Awards	Weighted Average Fair Value
Unvested at December 31, 2012	46,500	75.72
Granted	48,058	$78.21
Vested	—	—
Forfeited	(398)	75.72
Unvested at March 31, 2013	94,160	$76.99
The performance-based awards in the table above include 47,080 shares in which vesting of the ultimate number of shares underlying such awards will be dependent upon WESCO's total stockholder return in relation to the total stockholder return of a select group of peer companies over a three-year period. These awards are valued based upon a Monte Carlo simulation model, which is a valuation model that represents the characteristics of these grants. The probability of meeting the market criteria was considered when calculating the estimated fair market value on the date of grant. These awards were accounted for as awards with market conditions, which are recognized over the service period, regardless of whether the market conditions are achieved and the awards ultimately vest.
The fair value of the performance shares granted during the three months ended March 31, 2013 were estimated using the following weighted-average assumptions:

Weighted Average Assumptions
Grant date share price	$72.15
WESCO expected volatility	37.8%
Peer group median volatility	29.1%
Risk-free interest rate	0.38%
Correlation	116.8%
Vesting of the remaining 47,080 shares of performance-based awards in the table above will be dependent upon the three-year average growth rate of WESCO's net income. These awards are valued based upon the grant-date closing price of WESCO's common stock. These awards were accounted for as awards with performance conditions, in which stock-based compensation expense is recognized over the performance period based upon WESCO's determination of whether it is probable that the performance targets will be achieved.
WESCO recognized $4.0 million and $3.8 million of non-cash stock-based compensation expense, which is included in selling, general and administrative expenses, for the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013, there was $30.2 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements for all awards previously made, of which approximately $12.3 million is expected to be recognized over the remainder of 2013, $11.2 million in 2014, $5.9 million in 2015 and $0.8 million in 2016.
During the three months ended March 31, 2013 and 2012, the total intrinsic value of awards exercised was $4.1 million and $8.9 million, respectively. The total amount of cash received from the exercise of options was less than $0.1 million for the three months ended March 31, 2013 and $0.1 million for the three months ended March 31, 2012. The tax benefit associated with the exercise of awards for the three months ended March 31, 2013 and 2012 totaled $0.4 million and $1.8 million, respectively, and was recorded as an increase to additional capital.

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
The following table sets forth the details of basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2013	2012
Net income attributable to WESCO International, Inc.	$83,989	$52,978
Weighted average common shares outstanding used in computing basic earnings per share	44,085	43,477
Common shares issuable upon exercise of dilutive equity awards	1,099	1,341
Common shares issuable from contingently convertible debentures (see below for basis of calculation)	7,226	6,467
Weighted average common shares outstanding and common share equivalents used in computing diluted earnings per share	52,410	51,285
Earnings per share attributable to WESCO International, Inc.
Basic	$1.91	$1.22
Diluted	$1.60	$1.03

For the three months ended March 31, 2013 and 2012, the computation of diluted earnings per share attributable to WESCO International, Inc. excluded 0.5 million and 1.0 million, respectively, of stock-settled stock appreciation rights at weighted average exercise prices of $69.18 per share and $64.45 per share, respectively. These amounts were excluded because their effect would have been antidilutive.
Because of WESCO’s obligation to settle the par value of the 6.0% Convertible Senior Debentures due 2029 (the “2029 Debentures”) in cash upon conversion, WESCO is required to include shares underlying the Debentures in its diluted weighted average shares outstanding when the average stock price per share for the period exceeds the conversion price of the respective Debentures. Only the number of shares issuable under the treasury stock method of accounting for share dilution are included, which is based upon the amount by which the average stock price exceeds the conversion price. The conversion price of the 2029 Debentures is $28.87. Share dilution is limited to a maximum of 11,949,067 shares for the 2029 Debentures. For the three months ended March 31, 2013 and 2012, the effect of the Debentures on diluted earnings per share attributable to WESCO International, Inc. was a decrease of $0.26 and $0.15, respectively.

6. EMPLOYEE BENEFIT PLANS
A majority of WESCO’s employees are covered by defined contribution retirement savings plans for their services rendered subsequent to WESCO’s formation. WESCO also offers a deferred compensation plan for select individuals. For U.S. participants, WESCO will make contributions in an amount equal to 50% of the participant’s total monthly contributions up to a maximum of 6% of eligible compensation. For Canadian participants, WESCO will make contributions in an amount ranging from 1% to 7% of the participant’s eligible compensation based on years of continuous service. In addition, employer contributions may be made at the discretion of the Board of Directors. For the three months ended March 31, 2013 and 2012, WESCO incurred charges of $10.3 million and $9.0 million, respectively, for all such plans. Contributions are made in cash to defined contribution retirement savings plans. The deferred compensation plan is an unfunded plan. Employees have the option to transfer balances allocated to their accounts in the defined contribution retirement savings plan and the deferred compensation plan into any of the available investment options. An additional available investment option for employees in the defined contribution retirement savings plan is WESCO common stock.
In connection with the December 14, 2012 acquisition of EECOL Electric Corporation ("EECOL"), the Company assumed a contributory defined benefit plan covering all employees of EECOL and a Supplemental Executive Retirement Plan for certain executives of EECOL. The following table reflects the components of net periodic benefit costs for the Company's defined benefit plans for the three months ended March 31, 2013 and 2012:

	Three Months Ended
	March 31,
	2013	2012
Service cost	$1,033	$—
Interest cost	1,160	—
Expected return on plan assets	(960)	—
Net periodic benefit cost	1,233	—
During the first three months of 2013, the Company made cash contributions of $875,000 to its defined benefit plans.

7. COMMITMENTS AND CONTINGENCIES
As initially reported in our 2008 Annual Report on Form 10-K, WESCO International, Inc. (the “Company”), through its wholly owned subsidiary, WESCO Distribution, Inc., is a defendant in a lawsuit filed in a state court in Indiana in which a customer, ArcelorMittal Indiana Harbor, Inc. (“AIH”), alleges that the Company sold defective products to AIH in 2004 that were supplied to the Company by others.  The lawsuit sought monetary damages in the amount of approximately $50 million.  On February 14, 2013, the jury returned a verdict in favor of AIH and awarded damages in the amount of approximately $36.1 million, and judgment was entered on the jury's verdict.  The Company disputes this outcome and has filed a post-trial motion challenging the verdict alleging various errors that occurred during trial.  AIH has also filed a post-trial motion asking the court to award additional amounts to AIH, including prejudgment and post-judgment interest.  The Company intends to appeal the judgment once the trial court has ruled on the pending post-trial motions, and the judgment may increase or decrease based on the outcome of various post-trial proceedings that cannot be predicted with certainty.  The Company has received letters from its insurers confirming insurance coverage of the matter and has recorded a receivable for the quarter ended March 31, 2013 in an amount equal to the previously recorded liability.

8. INCOME TAXES
The effective tax rate for the three months ended March 31, 2013 and 2012 was 26.9% and 29.0% respectively. WESCO’s effective tax rate is lower than the federal statutory rate of 35% primarily due to benefits resulting from the recapitalization of Canadian operations, which are partially offset by nondeductible expenses, state taxes and foreign rate differences. The effective tax rate for the three months ended March 31, 2013 reflects beneficial discrete adjustments totaling $0.1 million, primarily related to changes in state tax rates, federal tax law changes, and changes in uncertain tax positions. The effective tax rate for the three months ended March 31, 2012 included beneficial discrete adjustments totaling $2.0 million, primarily related changes in uncertain tax positions and changes in state taxes.
The total amount of net unrecognized tax benefits were $23.5 million and $21.1 million as of March 31, 2013 and December 31, 2012, respectively. A related deferred tax asset in the amount of $25.0 million excluding interest has been recorded. If these tax benefits were recognized in the consolidated financial statements, the portion of these amounts that would reduce WESCO’s effective tax rate would be $23.5 million and $21.2 million, respectively. This amount would be offset by a decrease in the corresponding deferred tax asset discussed above.
During the next twelve months, it is reasonably possible that the amount of unrecognized tax benefits will decrease by as much as $16.6 million ($15.1 million of which will be offset by the reversal of a deferred tax asset) due to possible resolution of federal, state and/or foreign tax examinations and/or the expiration of statutes of limitations. Management does not expect this decrease to have an impact on the effective tax rate.
WESCO records interest related to uncertain tax positions as a part of interest expense in the consolidated statement of income. Any penalties are recognized as part of income tax expense. There were no penalties recorded during the three months ended March 31, 2013 or 2012. As of March 31, 2013 and December 31, 2012, WESCO had an accrued liability for interest related to uncertain tax positions of $8.0 million for interest related to uncertain tax positions.

9. OTHER FINANCIAL INFORMATION
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
Condensed consolidating financial information for WESCO International, WESCO Distribution, Inc. and the non-guarantor subsidiaries is as follows:

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEETS (unaudited)

	March 31, 2013
	(In thousands)
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Cash and cash equivalents	$3	$61,201	$55,587	$—	$116,791
Trade accounts receivable, net	—	—	1,094,278	—	1,094,278
Inventories, net	—	350,508	441,896	—	792,404
Other current assets	—	76,651	96,570	—	173,221
Total current assets	3	488,360	1,688,331	—	2,176,694
Intercompany receivables, net	—	—	1,036,719	(1,036,719)	—
Property, buildings and equipment, net	—	59,560	147,606	—	207,166
Intangible assets, net	—	5,948	475,802	—	481,750
Goodwill	—	246,125	1,516,789	—	1,762,914
Investments in affiliates and other noncurrent assets	2,509,730	3,650,121	19,637	(6,138,768)	40,720
Total assets	$2,509,733	$4,450,114	$4,884,884	$(7,175,487)	$4,669,244
Accounts payable	$—	$424,150	$320,861	$—	$745,011
Short-term debt	—	—	30,390	—	30,390
Other current liabilities	2,608	143,796	116,922	—	263,326
Total current liabilities	2,608	567,946	468,173	—	1,038,727
Intercompany payables, net	689,652	347,067	—	(1,036,719)	—
Long-term debt	171,927	834,232	628,654	—	1,634,813
Other noncurrent liabilities	28,175	195,528	154,631	—	378,334
Stockholders’ equity	1,617,371	2,505,341	3,633,426	(6,138,768)	1,617,370
Total liabilities and stockholders’ equity	$2,509,733	$4,450,114	$4,884,884	$(7,175,487)	$4,669,244

	December 31, 2012
	(In thousands)
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Cash and cash equivalents	$6	$52,275	$33,818	$—	$86,099
Trade accounts receivable, net	—	—	1,036,235	—	1,036,235
Inventories, net	—	347,008	446,966	—	793,974
Other current assets	—	66,106	119,423	—	185,529
Total current assets	6	465,389	1,636,442	—	2,101,837
Intercompany receivables, net	—	—	1,077,001	(1,077,001)	—
Property, buildings and equipment, net	—	58,523	152,200	—	210,723
Intangible assets, net	—	6,153	490,608	—	496,761
Goodwill	—	246,125	1,531,672	—	1,777,797
Investments in affiliates and other noncurrent assets	2,443,259	3,607,616	20,997	(6,029,361)	42,511
Total assets	$2,443,265	$4,383,806	$4,908,920	$(7,106,362)	$4,629,629
Accounts payable	$—	$401,016	$305,564	$—	$706,580
Short-term debt	—	—	30,136	—	30,136
Other current liabilities	18,419	100,956	151,904	—	271,279
Total current liabilities	18,419	501,972	487,604	—	1,007,995
Intercompany payables, net	671,736	405,265	—	(1,077,001)	—
Long-term debt	171,213	847,761	676,439	—	1,695,413
Other noncurrent liabilities	28,099	190,294	154,137	—	372,530
Stockholders’ equity	1,553,798	2,438,514	3,590,740	(6,029,361)	1,553,691
Total liabilities and stockholders’ equity	$2,443,265	$4,383,806	$4,908,920	$(7,106,362)	$4,629,629

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended March 31, 2013
	(In thousands)
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net sales	$—	$820,235	$1,018,864	$(31,040)	$1,808,059
Cost of goods sold	—	650,127	807,892	(31,040)	1,426,979
Selling, general and administrative expenses	4	100,517	126,935	—	227,456
Depreciation and amortization	—	4,103	12,614	—	16,717
Results of affiliates’ operations	90,053	66,246	—	(156,299)	—
Interest expense, net	5,955	12,304	3,667	—	21,926
Provision for income taxes	—	29,377	1,510	—	30,887
Net income (loss)	84,094	90,053	66,246	(156,299)	84,094
Less: Net loss attributable to noncontrolling interest	—	—	105	—	105
Net income (loss) attributable to WESCO International, Inc.	$84,094	$90,053	$66,141	$(156,299)	$83,989
Comprehensive income:
Foreign currency translation adjustment	(23,481)	(23,481)	(23,481)	46,962	(23,481)
Comprehensive income attributable to WESCO International, Inc.	$60,613	$66,572	$42,660	$(109,337)	$60,508

	Three Months Ended March 31, 2012
	(In thousands)
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net sales	$—	$853,843	$787,401	$(35,226)	$1,606,018
Cost of goods sold	—	682,843	638,651	(35,226)	1,286,268
Selling, general and administrative expenses	17	145,856	82,266	—	228,139
Depreciation and amortization	—	3,472	4,607	—	8,079
Results of affiliates’ operations	58,898	57,534	—	(116,432)	—
Interest expense, net	5,942	1,454	1,566	—	8,962
Provision for income taxes	—	18,853	2,777	—	21,630
Net income (loss)	$52,939	$58,899	$57,534	$(116,432)	$52,940
Less: Net loss attributable to noncontrolling interest	$—	$—	$(38)	$—	$(38)
Net income (loss) attributable to WESCO International, Inc.	$52,939	$58,899	$57,572	$(116,432)	$52,978
Comprehensive income:
Foreign currency translation adjustment	9,190	9,190	9,190	(18,380)	9,190
Comprehensive income attributable to WESCO International, Inc.	$62,129	$68,089	$66,762	$(134,812)	$62,168

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31, 2013
	(In thousands)
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net cash (used) provided by operating activities	$(17,222)	$40,069	$57,546	$—	$80,393
Investing activities:
Capital expenditures	—	(5,300)	(674)	—	(5,974)
Acquisition payments	—	—	—	—	—
Other	—	(17,916)	4,944	17,916	4,944
Net cash (used) provided by investing activities	—	(23,216)	4,270	17,916	(1,030)
Financing activities:
Borrowings	17,916	176,922	105,093	(17,916)	282,015
Repayments	—	(188,922)	(144,634)	—	(333,556)
Other	(697)	4,073	(905)	—	2,471
Net cash provided (used) by financing activities	17,219	(7,927)	(40,446)	(17,916)	(49,070)
Effect of exchange rate changes on cash and cash equivalents	—	—	399	—	399
Net change in cash and cash equivalents	(3)	8,926	21,769	—	30,692
Cash and cash equivalents at the beginning of year	6	52,275	33,818	—	86,099
Cash and cash equivalents at the end of period	$3	$61,201	$55,587	$—	$116,791

	Three Months Ended March 31, 2012
	(In thousands)
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net cash (used) provided by operating activities	$(6,557)	$38,087	$26,809	$—	$58,339
Investing activities:
Capital expenditures	—	(4,359)	(150)	—	(4,509)
Acquisition payments	—	—	(21,980)	—	(21,980)
Other	—	(7,151)	—	7,162	11
Net cash used in investing activities	—	(11,510)	(22,130)	7,162	(26,478)
Financing activities:
Borrowings	7,162	10,148	143,605	(7,162)	153,753
Repayments	—	(32,000)	(153,605)	—	(185,605)
Other	(605)	(2,532)	—	—	(3,137)
Net cash provided (used) by financing activities	6,557	(24,384)	(10,000)	(7,162)	(34,989)
Effect of exchange rate changes on cash and cash equivalents	—	—	2,900	—	2,900
Net change in cash and cash equivalents	—	2,193	(2,421)	—	(228)
Cash and cash equivalents at the beginning of year	5	44,412	19,452	—	63,869
Cash and cash equivalents at the end of period	$5	$46,605	$17,031	$—	$63,641

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the information in the unaudited condensed consolidated financial statements and notes thereto included herein and WESCO International, Inc.’s Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in its 2012 Annual Report on Form 10-K. The matters discussed herein may contain forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from expectations. Certain of these risks are set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as well as the Company’s other reports filed with the Securities and Exchange Commission.

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
Our financial results for the first three months of 2013 reflect the positive impact from recent acquisitions. Net sales increased $202.0 million, or 12.6%, over the same period last year. Cost of goods sold as a percentage of net sales was 78.9% and 80.1% for the first three months of 2013 and 2012, respectively. Selling, general, and administrative ("SG&A") expenses as a percentage of net sales were 12.6% and 14.2% for the first three months of 2013 and 2012, respectively. The decrease in SG&A expenses as a percentage of net sales was due to the recording of a $36.1 million receivable in the first quarter of 2013 for the same amount as the previously recorded liability in the fourth quarter of 2012. Operating income increased by $53.4 million, or 63.9%, primarily from recent acquisitions and the reduction to SG&A expenses due to the recording of the receivable for $36.1 million in the first quarter of 2013. Net income attributable to WESCO International, Inc. for the three months ended March 31, 2013 and 2012 was $84.0 million and $53.0 million, respectively.

Cash Flow
We generated $80.4 million in operating cash flow for the first three months of 2013. Included in this amount was increased income as a result of improved operating results partially offset by investments in working capital to fund our growth. Investing activities included payments of $6.0 million for capital expenditures partially offset by $4.9 million in proceeds from sale of assets. Financing activities consisted of borrowings and repayments of $245.2 million and $270.8 million, respectively, related to our revolving credit facility (the "Revolving Credit Facility"), borrowings and repayments of $29.9 million and $28.0 million, respectively, related to our accounts receivable securitization facility (the “Receivables Facility”), and repayments of $26.4 million which extinguished our mortgage financing facility.

Financing Availability
As of March 31, 2013, we had $311.5 million in total available borrowing capacity under our Revolving Credit Facility, which has a maturity date in August 2016. We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions. For further discussion refer to “Liquidity and Capital Resources.”

Critical Accounting Policies and Estimates
During the three months ended March 31, 2013, there were no significant changes to our critical accounting policies and estimates referenced in our 2012 Annual Report on Form 10-K.
Results of Operations
First Quarter of 2013 versus First Quarter of 2012
The following table sets forth the percentage relationship to net sales of certain items in our condensed consolidated statements of income for the periods presented:

	Three Months Ended
	March 31,
	2013	2012
Net sales	100.0%	100.0%
Cost of goods sold	78.9	80.1
Selling, general and administrative expenses	12.6	14.2
Depreciation and amortization	0.9	0.5
Income from operations	7.6	5.2
Interest expense	1.2	0.6
Income before income taxes	6.4	4.6
Provision for income taxes	1.7	1.3
Net income attributable to WESCO International, Inc.	4.7%	3.3%

Net sales in the first quarter of 2013 totaled $1,808.1 million versus $1,606.0 million in the comparable period for 2012, an increase of $202.0 million, or 12.6%, over the same period last year. The increase in net sales included a positive impact from acquisitions of 16.0% and a negative impact of 1.6% due to one less workday in the quarter. Sequentially, sales increased 10.0% and organic sales decreased 2.1%.

Cost of goods sold for the first quarter of 2013 was $1,427.0 million versus $1,286.3 million for the comparable period in 2012, and cost of goods sold as a percentage of net sales was 78.9% and 80.1% in 2013 and 2012, respectively. The decrease in the cost of goods sold percentage was primarily due to the positive margin impact from recent acquisitions and margin improvement initiatives in our core business.

SG&A expenses in the first quarter of 2013 totaled $227.5 million versus $228.1 million in last year's comparable quarter. As a percentage of net sales, SG&A expenses were 12.6% in the first quarter of 2013 compared to 14.2% in the first quarter of 2012. First quarter 2013 SG&A expenses include a $36.1 million favorable impact resulting from the recognition of insurance coverage relating to a litigation-related charge recorded in the fourth quarter of 2012. Excluding the impact of this favorable item, SG&A expenses were $263.6 million, or 14.6% of sales. The increase in SG&A expenses was primarily the result of the EECOL, Conney, and Trydor acquisitions.

SG&A payroll expenses for the first quarter of 2013 of $188.8 million increased by $22.0 million compared to the same quarter in 2012. The increase in SG&A payroll expenses was primarily due to an increase in salaries and wages of $20.0 million and an increase in benefit costs of $2.2 million. These increases are primarily due to the recent acquisitions.

Depreciation and amortization for the first quarter of 2013 was $16.7 million versus $8.1 million in last year's comparable quarter. The increase in depreciation and amortization is primarily due to the amortization of intangible assets from the acquisitions of EECOL and Conney in December 2012.

Interest expense totaled $21.9 million for the first quarter of 2013 versus $9.0 million in last year's comparable quarter, an increase of 144.7%. The following table sets forth the components of interest expense:

Three Months Ended March 31	2013	2012
(In millions)
Amortization of convertible debt	$1.1	$0.7
Amortization of deferred financing fees	1.2	0.6
Interest related to uncertain tax provisions	—	(3.2)
Non-Cash Interest Expense	2.3	(1.9)
Cash Interest Expense	19.6	10.9
	$21.9	$9.0

Income tax expense totaled $30.9 million in the first quarter of 2013 compared to $21.6 million in last year's comparable quarter, and the effective tax rate was 26.9% compared to 29.0% in the same quarter in 2012. The decrease in the effective tax rate is primarily due to the benefits resulting from the recapitalization of Canadian operations.
For the first quarter of 2013, net income increased by $31.2 million to $84.1 million compared to $52.9 million in the first quarter of 2012.
Net loss attributable to noncontrolling interest was $0.1 million for the first quarter of 2013 and less than $0.1 million for the first quarter of 2012.
Net income and diluted earnings per share attributable to WESCO International, Inc. was $84.0 million and $1.60 per share, respectively, for the first quarter of 2013, compared with $52.9 million and $1.03 per share, respectively, for the first quarter of 2012.

Liquidity and Capital Resources
Total assets were $4.7 billion at March 31, 2013, compared to $4.6 billion at December 31, 2012. Total liabilities were $3.1 billion at March 31, 2013 and December 31, 2012 . Stockholders’ equity increased by 4.1% to $1,617.4 million at March 31, 2013, compared with $1,553.7 million at December 31, 2012, primarily as a result of net earnings of $84.0 million partially offset by foreign currency translation adjustments of $23.5 million.
Our liquidity needs generally arise from fluctuations in our working capital requirements, capital expenditures, acquisitions and debt service obligations. As of March 31, 2013, we had $311.5 million in available borrowing capacity under our Revolving Credit Facility, which combined with our invested cash of $62.2 million, provided liquidity of $373.7 million. Invested cash included in our determination of liquidity represents cash deposited in interest bearing accounts. We believe cash provided by operations and financing activities will be adequate to cover our current operational and business needs.
We communicate on a regular basis with our lenders regarding our financial and working capital performance and liquidity position. We are in compliance with all covenants and restrictions contained in our debt agreements as of March 31, 2013.
At March 31, 2013, we had cash and cash equivalents totaling $116.8 million, of which $67.5 million was held by foreign subsidiaries. The cash held by some of our foreign subsidiaries could be subject to additional U.S. income taxes if repatriated. We believe that we are able to maintain a sufficient level of liquidity for our domestic operations and commitments without repatriation of the cash held by these foreign subsidiaries.
We did not note any conditions or events during the first quarter of 2013 requiring an interim evaluation of impairment of goodwill. We will perform our annual impairment testing of goodwill and indefinite-lived intangible assets during the fourth quarter of 2013. Over the next several quarters, we expect to maintain working capital productivity, and it is expected that excess cash will be directed primarily at debt reduction and acquisitions. Our near term focus will be managing our working capital as we experience sales growth and maintaining ample liquidity and credit availability. We believe our balance sheet and ability to generate ample cash flow provides us with a durable business model and should allow us to fund expansion needs and growth initiatives.
Cash Flow
Operating Activities. Cash provided by operating activities for the first three months of 2013 totaled $80.4 million, compared with $58.3 million of cash generated for the first three months of 2012. Cash provided by operating activities included net income of $84.1 million and adjustments to net income totaling $39.6 million. Other sources of cash in 2013 were generated from an increase in accounts payable of $41.8 million due to the increase in purchasing activity and a decrease in prepaid expenses and other current assets of $30.2 million. Primary uses of cash in 2013 included: $74.3 million for the increase in trade and other receivables, resulting from the increase in sales; $22.3 million for the decrease in accrued payroll and benefit costs resulting from the payment of the 2012 management incentive compensation; $16.3 million for the decrease in other current and noncurrent liabilities; and $2.4 million for the increase in inventory. In the first three months of 2012, primary sources of cash were net income of $52.9 million and adjustments to net income totaling $15.5 million. Other sources of cash in 2012 were generated from an increase in accounts payable of $50.3 million due to the increase in purchasing activity, a decrease in prepaid expenses and other current assets of $5.2 million, and a decrease in inventory of $2.0 million. Primary uses of cash in 2012 included: $38.2 million for the increase in trade and other receivables, resulting from the increase in sales; $25.9 million for the decrease in accrued payroll and benefit costs resulting from the payment of the 2011 management incentive compensation; and $3.5 million for the decrease in other current and noncurrent liabilities.
Investing Activities. Net cash used by investing activities for the first three months of 2013 was $1.0 million, compared with $26.5 million of net cash used during the first three months of 2012. Included in the first three months of 2012 were payments of $22.0 million related to the acquisition of RS Electronics. Capital expenditures were $6.0 million and $4.5 million in the first three months of 2013 and 2012, respectively.
Financing Activities. Net cash used by financing activities for the first three months of 2013 and 2012 was $49.1 million and $35.0 million, respectively. During the first three months of 2013, borrowings and repayments of $245.2 million and $270.8 million, respectively, were made to our Revolving Credit Facility. Borrowings and repayments of $29.9 million and $28.0 million respectively, were applied to our Receivables Facility, and there were repayments of $26.4 million which extinguished our mortgage financing facility. Financing activities in 2013 also included borrowings on our various international lines of credit of approximately $6.9 million. During the first three months of 2012, borrowings and repayments of $59.4 million and $90.1 million, respectively, were made to our Revolving Credit Facility. Borrowings and repayments of $85.0 million and $95.0 million, respectively, were applied to our Receivables Facility, and there were repayments of $0.4 million to our mortgage financing facility.
Contractual Cash Obligations and Other Commercial Commitments
There were no material changes in our contractual obligations and other commercial commitments that would require an update to the disclosure provided in our 2012 Annual Report on Form 10-K. Management believes that cash generated from operations, together with amounts available under our Revolving Credit Facility and the Receivables Facility, will be sufficient to meet our working capital, capital expenditures and other cash requirements for the foreseeable future. However, there can be no assurances that this will continue to be the case.
Inflation
The rate of inflation affects different commodities, the cost of products purchased, and ultimately the pricing of our different products and product classes to our customers. Our pricing related to inflation was approximately 1.0% of our sales revenue for the first three months of 2013. Historically, price changes from suppliers have been consistent with inflation and have not had a material impact on the results of operations.
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
Forward-Looking Statements
From time to time in this report and in other written reports and oral statements, references are made to expectations regarding our future performance. When used in this context, the words “anticipates,” “plans,” “believes,” “estimates,” “intends,” “expects,” “projects,” “will” and similar expressions may identify forward-looking statements, although not all forward-looking statements contain such words. Such statements including, but not limited to, our statements regarding business strategy, growth strategy, competitive strengths, productivity and profitability enhancement, competition, new product and service introductions and liquidity and capital resources are based on management’s beliefs, as well as on assumptions made by and information currently available to, management, and involve various risks and uncertainties, some of which are beyond our control. Our actual results could differ materially from those expressed in any forward-looking statement made by us or on our behalf. In light of these risks and uncertainties, there can be no assurance that the forward-looking information will in fact prove to be accurate. Certain of these risks are set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as well as the Company’s other reports filed with the Securities and Exchange Commission. We have undertaken no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.    Quantitative and Qualitative Disclosures about Market Risks

There have not been any material changes to our exposures to market risk during the quarter ended March 31, 2013 that would require an update to the disclosures provided in our 2012 Annual Report on Form 10-K.

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
Changes in Internal Control Over Financial Reporting

During the first quarter of 2013, there were no changes in our internal control over financial reporting identified in connection with management's evaluation of the effectiveness of our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In making this assessment of changes in internal control over financial reporting as of March 31, 2013, management has excluded EECOL, a company acquired during the fourth quarter of 2012. Management is currently assessing the control environment of this acquisition. Total assets and total revenue of EECOL for the three month period ended March 31, 2013 represent 28.9% and 12.6%, respectively of the Company's consolidated assets and revenue for the same period.

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

As initially reported in our 2008 Annual Report on Form 10-K, WESCO International, Inc. (the “Company”), through its wholly owned subsidiary, WESCO Distribution, Inc., is a defendant in a lawsuit filed in a state court in Indiana in which a customer, ArcelorMittal Indiana Harbor, Inc. (“AIH”), alleges that the Company sold defective products to AIH in 2004 that were supplied to the Company by others.  The lawsuit sought monetary damages in the amount of approximately $50 million.  On February 14, 2013, the jury returned a verdict in favor of AIH and awarded damages in the amount of approximately $36.1 million, and judgment was entered on the jury's verdict.  The Company disputes this outcome and has filed a post-trial motion challenging the verdict alleging various errors that occurred during trial.  AIH has also filed a post-trial motion asking the court to award additional amounts to AIH, including prejudgment and post-judgment interest.  The Company intends to appeal the judgment once the trial court has ruled on the pending post-trial motions, and the judgment may increase or decrease based on the outcome of various post-trial proceedings that cannot be predicted with certainty.  The Company has received letters from its insurers confirming insurance coverage of the matter and has recorded a receivable for the quarter ended March 31, 2013 in an amount equal to the previously recorded liability.

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

WESCO International, Inc.

Date: May 6, 2013	By:	/s/ Kenneth S. Parks
Kenneth S. Parks
Vice President and Chief Financial Officer