Form 10-Q
period 2013-06-30
WESCO INTERNATIONAL INC
filed 2013-08-07
CIK 929008

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

As of August 6, 2013, WESCO International, Inc. had 44,175,416 shares of common stock outstanding.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

Table of Contents

Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of June 30, 2013 (unaudited) and December 31, 2012 (unaudited)	2
Condensed Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2013 and 2012 (unaudited)	3
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012 (unaudited)	4
Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3. Quantitative and Qualitative Disclosures About Market Risk	24

Item 4. Controls and Procedures	24

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	25

Item 6. Exhibits	25

Signatures and Certifications	26

EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

Amounts in thousands, except share data	June 30, 2013	December 31, 2012
Assets
Current Assets:
Cash and cash equivalents	$104,512	$86,099
Trade accounts receivable, net of allowance for doubtful accounts of $17,888 and $17,242 in 2013 and 2012, respectively	1,101,753	1,036,235
Other accounts receivable	109,915	89,801
Inventories, net	808,747	793,974
Current deferred income taxes	30,615	42,151
Prepaid expenses and other current assets	39,114	53,577
Total current assets	2,194,656	2,101,837
Property, buildings and equipment, net of accumulated depreciation of $208,388 and $199,115 in 2013 and 2012, respectively	198,930	210,723
Intangible assets, net	461,552	496,761
Goodwill	1,741,407	1,777,797
Other assets	39,149	42,511
Total assets	$4,635,694	$4,629,629
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$754,128	$706,580
Accrued payroll and benefit costs	50,266	86,375
Short-term debt	33,871	30,136
Current portion of long-term debt	9,602	9,623
Current deferred income taxes	756	1,018
Other current liabilities	192,391	174,263
Total current liabilities	1,041,014	1,007,995
Long-term debt, net of discount of $181,311 and $183,644 in 2013 and 2012, respectively	1,572,415	1,695,413
Deferred income taxes	309,129	300,470
Other noncurrent liabilities	70,489	72,060
Total liabilities	$2,993,047	$3,075,938
Commitments and contingencies (Note 7)
Stockholders’ Equity:
Preferred stock, $.01 par value; 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 210,000,000 shares authorized, 57,911,589 and 57,824,548 shares issued and 44,120,638 and 44,061,451 shares outstanding in 2013 and 2012, respectively	579	579
Class B nonvoting convertible common stock, $.01 par value; 20,000,000 shares authorized, 4,339,431 issued and no shares outstanding in 2013 and 2012, respectively	43	43
Additional capital	1,074,860	1,065,550
Retained earnings	1,241,987	1,092,719
Treasury stock, at cost; 18,130,382 and 18,102,528 shares in 2013 and 2012, respectively	(606,012)	(604,050)
Accumulated other comprehensive income	(68,874)	(1,044)
Total WESCO International stockholders' equity	1,642,583	1,553,797
Noncontrolling interest	64	(106)
Total stockholders’ equity	1,642,647	1,553,691
Total liabilities and stockholders’ equity	$4,635,694	$4,629,629

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Amounts in thousands, except share data	2013	2012	2013	2012
Net sales	$1,893,953	$1,672,734	$3,702,011	$3,278,752
Cost of goods sold (excluding depreciation and amortization below)	1,501,403	1,337,062	2,928,382	2,623,330
Selling, general and administrative expenses	265,506	231,179	492,962	459,318
Depreciation and amortization	17,153	8,442	33,870	16,521
Income from operations	109,891	96,051	246,797	179,583
Interest expense, net	21,769	11,477	43,695	20,439
Income before income taxes	88,122	84,574	203,102	159,144
Provision for income taxes	22,771	25,642	53,658	47,272
Net income	65,351	58,932	149,444	111,872
Less: Net income attributable to noncontrolling interest	66	58	170	20
Net income attributable to WESCO International, Inc.	$65,285	$58,874	$149,274	$111,852
Comprehensive income:
Foreign currency translation adjustment	(44,350)	(5,545)	(67,830)	3,645
Comprehensive income attributable to WESCO International, Inc.	$20,935	$53,329	$81,444	$115,497

Earnings per share attributable to WESCO International, Inc.
Basic	$1.48	$1.35	$3.38	$2.57
Diluted	$1.25	$1.15	$2.85	$2.18

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30,
Amounts in thousands	2013	2012
Operating Activities:
Net income	$149,444	$111,872
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,870	16,521
Stock-based compensation	8,795	8,523
Deferred income taxes	26,760	13,956
Other operating activities, net	(1,105)	(4,156)
Changes in assets and liabilities:
Trade and other receivables, net	(104,964)	(59,065)
Inventories, net	(27,719)	(17,386)
Prepaid expenses and other current assets	37,929	7,309
Accounts payable	53,256	61,222
Accrued payroll and benefit costs	(35,474)	(29,254)
Accrued income taxes	(12,982)	8,281
Other current and noncurrent liabilities	(8,083)	(2,640)
Net cash provided by operating activities	119,727	115,183

Investing Activities:
Capital expenditures	(11,750)	(12,334)
Acquisition payments, net of cash acquired	—	(21,980)
Proceeds from sale of assets	9,881	34
Other investing activities	(227)	—
Net cash used in investing activities	(2,096)	(34,280)

Financing Activities:
Proceeds from issuance of short-term debt	25,435	17,315
Repayments of short-term debt	(14,387)	(919)
Proceeds from issuance of long-term debt	510,864	328,860
Repayments of long-term debt	(625,767)	(411,649)
Increase (decrease) in bank overdrafts	9,486	(3,623)
Other financing activities, net	(3,457)	(2,691)
Net cash used in financing activities	(97,826)	(72,707)

Effect of exchange rate changes on cash and cash equivalents	(1,392)	133

Net change in cash and cash equivalents	18,413	8,329
Cash and cash equivalents at the beginning of period	86,099	63,869
Cash and cash equivalents at the end of period	$104,512	$72,198

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. ORGANIZATION
WESCO International, Inc. and its subsidiaries (collectively, “WESCO” or the "Company"), headquartered in Pittsburgh, Pennsylvania, is a full-line distributor of electrical, industrial and communications maintenance, repair and operating (“MRO”) and original equipment manufactures (“OEM”) products, construction materials, and advanced supply chain management and logistics services used primarily in the industrial, construction, utility and commercial, institutional and government markets. We serve over 65,000 active customers globally, through approximately 475 full service branches and nine distribution centers located primarily in the United States, Canada and Mexico, with offices in 15 additional countries.

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
The unaudited condensed consolidated balance sheet as of June 30, 2013, the unaudited condensed consolidated statements of income and comprehensive income for the three and six months ended June 30, 2013 and 2012, respectively, and the unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2013 and 2012, respectively, in the opinion of management, have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair statement of the results of the interim periods. All adjustments reflected in the unaudited condensed consolidated financial statements are of a normal recurring nature unless indicated. Results for the interim periods presented are not necessarily indicative of the results to be expected for the full year.
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
At June 30, 2013, the carrying value of WESCO’s 6.0% Convertible Senior Debentures due 2029 (the "2029 Debentures") was $172.7 million and the fair value was approximately $848.5 million. At December 31, 2012, the carrying value of WESCO’s 2029 Debentures was $171.2 million and the fair value was approximately $853.7 million. The fair value of WESCO’s 2029 Debentures is based on quoted prices in active markets and is therefore classified as Level 1 within the valuation hierarchy. The reported carrying amounts of WESCO’s other debt instruments approximate their fair values and are classified as Level 2 within the valuation hierarchy. Other debt instruments included in Level 2 are valued using a market approach, utilizing interest rates and other relevant information generated by market transactions involving similar instruments.

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
3. ACQUISITIONS
On December 14, 2012, WESCO completed its acquisition of EECOL Electric Corporation (“EECOL”), a full-line distributor of electrical equipment, products and services with 57 locations across Canada and 20 in South America. The purchase price allocation has not been finalized. The following unaudited pro forma results of operations illustrate the effect of the EECOL acquisition on the Company's sales and net income for the three and six months ended June 30, 2012. This summary of the unaudited pro forma results of operations is not necessarily indicative of what WESCO's results of operations would have been had EECOL been acquired on the dates indicated, nor does it purport to represent results of operations for any future periods.

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
(In millions, except per share data)
Net sales	$1,894.0	$1,911.2	$3,702.0	$3,726.4
Net income attributable to WESCO International, Inc.	65.3	66.6	149.3	125.0
Earnings per common share:
Basic	$1.48	$1.53	$3.38	$2.87
Diluted	$1.25	$1.30	$2.85	$2.44

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

During the three and six months ended June 30, 2013 and 2012, WESCO granted the following stock-settled stock appreciation rights, restricted stock units and performance-based awards at the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Stock-settled appreciation rights granted	5,449	7,500	251,573	257,082
Restricted stock units granted	—	—	69,393	72,324
Performance-based awards granted	—	—	48,058	46,804
Risk free interest rate	1.0%	0.7%	0.9%	0.9%
Expected life (in years)	5	5	5	5
Expected volatility	49%	50%	50%	50%
For the three and six months ended June 30, 2013, the weighted average fair value per stock-settled appreciation right granted was $31.05 and $31.33, respectively. For the three and six months ended June 30, 2012, the weighted average fair value per stock-settled appreciation right granted was $25.15 and $27.90, respectively. For the six months ended June 30, 2013 and 2012, the weighted average fair value per restricted stock unit granted was $72.15 and $64.33, respectively. For the six months ended June 30, 2013 and 2012, the weighted average fair value per performance-based award granted was $78.21 and $75.72, respectively.
The following table sets forth a summary of stock options and stock-settled stock appreciation rights and related information for the six months ended June 30, 2013:

	Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2012	3,142,021	$45.40
Granted	251,573	72.16
Exercised	(215,282)	46.81
Forfeited	(7,386)	53.96
Outstanding at June 30, 2013	3,170,926	47.41	5.5	$78,447
Exercisable at June 30, 2013	2,434,706	$44.34	4.7	$67,699
The following table sets forth a summary of restricted stock units and related information for the six months ended June 30, 2013:

	Awards	Weighted Average Fair Value
Unvested at December 31, 2012	187,335	$52.28
Granted	69,393	72.15
Vested	(1,269)	63.03
Forfeited	(1,751)	51.37
Unvested at June 30, 2013	253,708	$57.67

Performance shares are awards for which the vesting will occur based on market or performance conditions. The following table sets forth a summary of performance-based awards for the six months ended June 30, 2013:

	Awards	Weighted Average Fair Value
Unvested at December 31, 2012	46,500	$75.72
Granted	48,058	78.21
Vested	—	—
Forfeited	(398)	75.72
Unvested at June 30, 2013	94,160	$76.99
The performance-based awards in the table above include 47,080 shares in which vesting of the ultimate number of shares underlying such awards is dependent upon WESCO's total stockholder return in relation to the total stockholder return of a select group of peer companies over a three-year period. These awards are valued based upon a Monte Carlo simulation model, which is a valuation model that represents the characteristics of these grants. The probability of meeting the market criteria was considered when calculating the estimated fair market value on the date of grant. These awards are accounted for as awards with market conditions, in which compensation cost is recognized over the service period, regardless of whether the market conditions are achieved and the awards ultimately vest.
The fair value of the performance shares granted during the six months ended June 30, 2013 were estimated using the following weighted-average assumptions:

Weighted Average Assumptions
Grant date share price	$72.15
WESCO expected volatility	37.8%
Peer group median volatility	29.1%
Risk-free interest rate	0.38%
Correlation	116.8%
Vesting of the remaining 47,080 shares of performance-based awards in the table above is dependent upon the three-year average growth rate of WESCO's net income. These awards are valued based upon the grant-date closing price of WESCO's common stock. These awards are accounted for as awards with performance conditions, in which compensation cost is recognized over the performance period based upon WESCO's determination of whether it is probable that the performance targets will be achieved.
WESCO recognized $4.8 million and $4.7 million of non-cash stock-based compensation expense, which is included in selling, general and administrative expenses, for the three months ended June 30, 2013 and 2012, respectively. WESCO recognized $8.8 million and $8.5 million of non-cash stock-based compensation expense, which is included in selling, general and administrative expenses, for the six months ended June 30, 2013 and 2012, respectively. As of June 30, 2013, there was $25.3 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements for all awards previously made, of which approximately $7.5 million is expected to be recognized over the remainder of 2013, $11.2 million in 2014, $5.8 million in 2015 and $0.8 million in 2016.
During the six months ended June 30, 2013 and 2012, the total intrinsic value of awards exercised was $6.1 million and $17.0 million, respectively. The total amount of cash received from the exercise of options was less than $0.1 million for the six months ended June 30, 2013 and $0.2 million for the six months ended June 30, 2012. The tax benefit associated with the exercise of awards for the six months ended June 30, 2013 and 2012 totaled $0.5 million and $3.9 million, respectively, and was recorded as an increase to additional capital.
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

The following table sets forth the details of basic and diluted earnings per share:

	Three Months Ended
	June 30,
	2013	2012
Net income attributable to WESCO International, Inc.	$65,285	$58,874
Weighted average common shares outstanding used in computing basic earnings per share	44,115	43,605
Common shares issuable upon exercise of dilutive equity awards	1,091	1,203
Common shares issuable from contingently convertible debentures (see below for basis of calculation)	7,113	6,270
Weighted average common shares outstanding and common share equivalents used in computing diluted earnings per share	52,319	51,078
Earnings per share attributable to WESCO International, Inc.
Basic	$1.48	$1.35
Diluted	$1.25	$1.15

	Six Months Ended
	June 30,
	2013	2012
Net income attributable to WESCO International, Inc.	$149,274	$111,852
Weighted average common shares outstanding used in computing basic earnings per share	44,100	43,541
Common shares issuable upon exercise of dilutive equity awards	1,090	1,273
Common shares issuable from contingently convertible debentures (see below for basis of calculation)	7,168	6,370
Weighted average common shares outstanding and common share equivalents used in computing diluted earnings per share	52,358	51,184
Earnings per share attributable to WESCO International, Inc.
Basic	$3.38	$2.57
Diluted	$2.85	$2.18
For the three and six months ended June 30, 2013, the computation of diluted earnings per share attributable to WESCO International, Inc. excluded 0.5 million stock-settled stock appreciation rights at weighted average exercise prices of $67.99 per share and $67.84 per share, respectively. For the three and six months ended June 30, 2012, the computation of diluted earnings per share attributable to WESCO International, Inc. excluded 1.0 million stock-settled stock appreciation rights at weighted average exercise prices of $64.45 per share and $64.00 per share, respectively. These amounts were excluded because their effect would have been antidilutive.
Because of WESCO’s obligation to settle the par value of the 6.0% the 2029 Debentures in cash upon conversion, WESCO is required to include shares underlying the Debentures in its diluted weighted average shares outstanding when the average stock price per share for the period exceeds the conversion price of the respective Debentures. Only the number of shares issuable under the treasury stock method of accounting for share dilution are included, which is based upon the amount by which the average stock price exceeds the conversion price. The conversion price of the 2029 Debentures is $28.87. Share dilution is limited to a maximum of 11,949,067 shares for the 2029 Debentures. For the three and six months ended June 30, 2013, the effect of the Debentures on diluted earnings per share attributable to WESCO International, Inc. was a decrease of $0.20 and $0.45, respectively. For the three and six months ended June 30, 2012, the effect of the Debentures on diluted earnings per share attributable to WESCO International, Inc. was a decrease of $0.16 and $0.31, respectively.
6. EMPLOYEE BENEFIT PLANS
A majority of WESCO’s employees are covered by defined contribution retirement savings plans for their services rendered subsequent to WESCO’s formation. WESCO also offers a deferred compensation plan for select individuals. For U.S. participants, WESCO will make contributions in an amount equal to 50% of the participant’s total monthly contributions up to a maximum of 6% of eligible compensation. For Canadian participants, WESCO will make contributions in an amount ranging from 1% to 7% of the participant’s eligible compensation based on years of continuous service. In addition, employer contributions may be made at the discretion of the Board of Directors. For the six months ended June 30, 2013 and 2012, WESCO incurred charges of $19.1 million and $16.4 million, respectively, for all such plans. Contributions are made in cash to defined contribution retirement savings plans. The deferred compensation plan is an unfunded plan. Employees have the option to transfer balances allocated to their accounts in the defined contribution retirement savings plan and the deferred compensation plan into any of the available investment options. An investment option for employees in the defined contribution retirement savings plan is WESCO common stock.
In connection with the December 14, 2012 acquisition of EECOL, the Company assumed a contributory defined benefit plan covering substantially all Canadian employees of EECOL and a Supplemental Executive Retirement Plan for certain executives of EECOL. The following table reflects the components of net periodic benefit costs for the Company's defined benefit plans for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Service cost	$1,020	$—	$2,053	$—
Interest cost	1,145	—	2,305	—
Expected return on plan assets	(948)	—	(1,908)	—
Net periodic benefit cost	$1,217	$—	$2,450	$—
During the three and six months ended June 30, 2013, the Company made cash contributions of $1.0 million and $1.8 million, respectively, to its defined benefit plans.
7. COMMITMENTS AND CONTINGENCIES
As initially reported in our 2008 Annual Report on Form 10-K, WESCO is a defendant in a lawsuit filed in a state court in Indiana in which a customer, ArcelorMittal Indiana Harbor, Inc. (“AIH”), alleges that the Company sold defective products to AIH in 2004 that were supplied to the Company by others.  The lawsuit sought monetary damages in the amount of approximately $50 million.  On February 14, 2013, the jury returned a verdict in favor of AIH and awarded damages in the amount of approximately $36.1 million, and judgment was entered on the jury's verdict.  The Company disputes this outcome and filed a post-trial motion challenging the verdict alleging various errors that occurred during trial.  The Company received letters from its insurers confirming insurance coverage of the matter and recorded a receivable in the quarter ended March 31, 2013 in an amount equal to the previously recorded liability. AIH also filed a post-trial motion asking the court to award additional amounts to AIH, including prejudgment and post-judgment interest.  The Court denied the Company's post-trial motion on June 28, 2013 and granted in part AIH's motion, awarding prejudgment interest in the amount of $3.9 million and ordering post-judgment interest to accrue on the entire judgment at 8% per annum. In the quarter ended June 30, 2013, the Company received letters from its insurers confirming insurance coverage of all prejudgment and post-judgment interest related to the matter, and recorded a liability and a corresponding receivable in the amount of $4.7 million for all interest accrued in connection with this matter. Final judgment was entered by the court on July 16, 2013, and the Company is appealing the judgment. The judgment may increase or decrease based on the outcome of the appellate proceedings that cannot be predicted with certainty.

8. INCOME TAXES
The effective tax rate for the three months ended June 30, 2013 and 2012 was 25.8% and 30.3% respectively, and the effective rate for the six months ended June 30, 2013 and 2012 was 26.4% and 29.7%, respectively. WESCO’s three and six month effective tax rates are lower than the federal statutory rate of 35% primarily due to benefits resulting from the tax effect of intercompany financing, which are partially offset by nondeductible expenses, state taxes and foreign rate differences. The effective tax rate for the six months ended June 30, 2013 reflects beneficial discrete adjustments totaling $0.2 million, primarily related to changes in state tax rates, federal tax law changes, and changes in uncertain tax positions. The effective tax rate for the six months ended June 30, 2012 included beneficial discrete adjustments totaling $3.5 million, primarily related changes in uncertain tax positions and changes in state taxes.
The total amount of net unrecognized tax benefits were $22.9 million and $21.1 million as of June 30, 2013 and December 31, 2012, respectively. A related deferred tax asset in the amount of $28.0 million excluding interest has been recorded. If these tax benefits were recognized in the consolidated financial statements, the portion of these amounts that would reduce WESCO’s effective tax rate would be $22.9 million and $21.2 million, respectively. This amount would be offset by a decrease in the corresponding deferred tax asset discussed above.
During the next twelve months, it is reasonably possible that the amount of unrecognized tax benefits will decrease by as much as $18.3 million ($15.6 million of which will be offset by the reversal of a deferred tax asset) due to possible resolution of federal, state and/or foreign tax examinations and/or the expiration of statutes of limitations. Management does not expect this decrease to have an impact on the effective tax rate.
WESCO records interest related to uncertain tax positions as a part of interest expense in the consolidated statement of income. Any penalties are recognized as part of income tax expense. There were no penalties recorded during the three months ended June 30, 2013 or 2012. As of June 30, 2013 and December 31, 2012, WESCO had an accrued liability for interest related to uncertain tax positions of $8.4 million and $8.0 million, respectively.

9. OTHER FINANCIAL INFORMATION
WESCO International, Inc. ("WESCO International") has outstanding $344.9 million in aggregate principal amount of 2029 Debentures. The 2029 Debentures are fully and unconditionally guaranteed by WESCO Distribution, Inc. ("WESCO Distribution"), a 100% owned subsidiary of WESCO International, on a senior subordinated basis to all existing and future senior indebtedness of WESCO Distribution.
Condensed consolidating financial information for WESCO International, WESCO Distribution and the non-guarantor subsidiaries is as follows:
WESCO INTERNATIONAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEETS (unaudited)

	June 30, 2013
	(In thousands)
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Cash and cash equivalents	$—	$47,287	$57,225	$—	$104,512
Trade accounts receivable, net	—	—	1,101,753	—	1,101,753
Inventories, net	—	357,673	451,074	—	808,747
Other current assets	18	87,511	91,376	739	179,644
Total current assets	18	492,471	1,701,428	739	2,194,656
Intercompany receivables, net	—	—	1,749,139	(1,749,139)	—
Property, buildings and equipment, net	—	57,975	140,955	—	198,930
Intangible assets, net	—	5,742	455,810	—	461,552
Goodwill	—	246,125	1,495,282	—	1,741,407
Investments in affiliates	3,009,158	3,622,128	—	(6,631,286)	—
Other noncurrent assets	4,501	16,102	18,290	256	39,149
Total assets	$3,013,677	$4,440,543	$5,560,904	$(8,379,430)	$4,635,694

Accounts payable	$—	$415,279	$338,849	$—	$754,128
Short-term debt	—	—	33,871	—	33,871
Other current liabilities	6,308	140,068	105,900	739	253,015
Total current liabilities	6,308	555,347	478,620	739	1,041,014
Intercompany payables, net	1,164,016	585,123	—	(1,749,139)	—
Long-term debt	172,677	784,588	615,150	—	1,572,415
Other noncurrent liabilities	28,093	199,673	151,596	256	379,618
Total WESCO International Stockholders' Equity	1,642,583	2,315,812	4,315,474	(6,631,286)	1,642,583
Noncontrolling interest	—	—	64	—	64
Total liabilities and stockholders’ equity	$3,013,677	$4,440,543	$5,560,904	$(8,379,430)	$4,635,694

	December 31, 2012
	(In thousands)
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Cash and cash equivalents	$—	$52,275	$33,824	$—	$86,099
Trade accounts receivable, net	—	—	1,036,235	—	1,036,235
Inventories, net	—	347,008	446,966	—	793,974
Other current assets	—	66,107	118,404	1,018	185,529
Total current assets	—	465,390	1,635,429	1,018	2,101,837
Intercompany receivables, net	—	—	1,756,898	(1,756,898)	—
Property, buildings and equipment, net	—	58,523	152,200	—	210,723
Intangible assets, net	—	6,153	490,608	—	496,761
Goodwill	—	246,125	1,531,672	—	1,777,797
Investments in affiliates	2,918,779	3,590,772	—	(6,509,551)	—
Other noncurrent assets	4,671	16,842	19,656	1,342	42,511
Total assets	$2,923,450	$4,383,805	$5,586,463	$(8,264,089)	$4,629,629

Accounts payable	$—	$401,016	$305,564	$—	$706,580
Short-term debt	—	—	30,136	—	30,136
Other current liabilities	16,779	100,956	152,526	1,018	271,279
Total current liabilities	16,779	501,972	488,226	1,018	1,007,995
Intercompany payables, net	1,153,562	603,336	—	(1,756,898)	—
Long-term debt	171,213	847,761	676,439	—	1,695,413
Other noncurrent liabilities	28,099	190,294	152,795	1,342	372,530
Total WESCO International Stockholders' Equity	1,553,797	2,240,442	4,269,109	(6,509,551)	1,553,797
Noncontrolling interest	—	—	(106)	—	(106)
Total liabilities and stockholders’ equity	$2,923,450	$4,383,805	$5,586,463	$(8,264,089)	$4,629,629

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended June 30, 2013
	(In thousands)
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net sales	$—	$873,607	$1,052,902	$(32,556)	$1,893,953
Cost of goods sold	—	698,844	835,115	(32,556)	1,501,403
Selling, general and administrative expenses	1	138,817	126,688	—	265,506
Depreciation and amortization	—	4,780	12,373	—	17,153
Results of affiliates’ operations	69,789	60,753	—	(130,542)	—
Interest expense, net	5,994	19,118	(3,343)	—	21,769
Provision for income taxes	(1,557)	2,520	21,808	—	22,771
Net income (loss)	65,351	70,281	60,261	(130,542)	65,351
Less: Net income attributable to noncontrolling interest	—	—	66	—	66
Net income (loss) attributable to WESCO International, Inc.	$65,351	$70,281	$60,195	$(130,542)	$65,285
Comprehensive income:
Foreign currency translation adjustment	(44,350)	(44,350)	(44,350)	88,700	(44,350)
Comprehensive income attributable to WESCO International, Inc.	$21,001	$25,931	$15,845	$(41,842)	$20,935

	Three Months Ended June 30, 2012
	(In thousands)
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net sales	$—	$880,556	$826,625	$(34,447)	$1,672,734
Cost of goods sold	—	701,860	669,649	(34,447)	1,337,062
Selling, general and administrative expenses	7	146,617	84,555	—	231,179
Depreciation and amortization	—	3,781	4,661	—	8,442
Results of affiliates’ operations	62,771	45,236	—	(108,007)	—
Interest expense, net	5,511	11,473	(5,507)	—	11,477
Provision for income taxes	(1,679)	6,541	20,780	—	25,642
Net income (loss)	58,932	55,520	52,487	(108,007)	58,932
Less: Net income attributable to noncontrolling interest	—	—	58	—	58
Net income (loss) attributable to WESCO International, Inc.	$58,932	$55,520	$52,429	$(108,007)	$58,874
Comprehensive income:
Foreign currency translation adjustment	(5,545)	(5,545)	(5,545)	11,090	(5,545)
Comprehensive income attributable to WESCO International, Inc.	$53,387	$49,975	$46,884	$(96,917)	$53,329

	Six Months Ended June 30, 2013
	(In thousands)
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net sales	$—	$1,693,842	$2,071,765	$(63,596)	$3,702,011
Cost of goods sold	—	1,348,971	1,643,007	(63,596)	2,928,382
Selling, general and administrative expenses	5	239,334	253,623	—	492,962
Depreciation and amortization	—	8,883	24,987	—	33,870
Results of affiliates’ operations	158,241	99,153	—	(257,394)	—
Interest expense, net	11,949	37,844	(6,098)	—	43,695
Provision for income taxes	(3,158)	14,762	42,054	—	53,658
Net income (loss)	149,445	143,201	114,192	(257,394)	149,444
Less: Net income attributable to noncontrolling interest	—	—	170	—	170
Net income (loss) attributable to WESCO International, Inc.	$149,445	$143,201	$114,022	$(257,394)	$149,274
Comprehensive income:
Foreign currency translation adjustment	(67,830)	(67,830)	(67,830)	135,660	(67,830)
Comprehensive income attributable to WESCO International, Inc.	$81,615	$75,371	$46,192	$(121,734)	$81,444

	Six Months Ended June 30, 2012
	(In thousands)
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net sales	$—	$1,734,399	$1,614,026	$(69,673)	$3,278,752
Cost of goods sold	—	1,384,703	1,308,300	(69,673)	2,623,330
Selling, general and administrative expenses	24	292,473	166,821	—	459,318
Depreciation and amortization	—	7,253	9,268	—	16,521
Results of affiliates’ operations	119,848	87,177	—	(207,025)	—
Interest expense, net	11,321	20,314	(11,196)	—	20,439
Provision for income taxes	(3,369)	11,491	39,150	—	47,272
Net income (loss)	111,872	105,342	101,683	(207,025)	111,872
Less: Net income attributable to noncontrolling interest	—	—	20	—	20
Net income (loss) attributable to WESCO International, Inc.	$111,872	$105,342	$101,663	$(207,025)	$111,852
Comprehensive income:
Foreign currency translation adjustment	3,645	3,645	3,645	(7,290)	3,645
Comprehensive income attributable to WESCO International, Inc.	$115,517	$108,987	$105,308	$(214,315)	$115,497

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30, 2013
	(In thousands)
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net cash (used) provided by operating activities	$(9,418)	$70,521	$58,624	$—	$119,727
Investing activities:
Capital expenditures	—	(9,621)	(2,129)	—	(11,750)
Acquisition payments	—	—	—	—	—
Proceeds from sale of assets	—	—	9,881	—	9,881
Other		(10,454)	(227)	10,454	(227)
Net cash (used) provided by investing activities	—	(20,075)	7,525	10,454	(2,096)
Financing activities:
Borrowings	10,454	333,036	203,263	(10,454)	536,299
Repayments		(396,036)	(244,118)		(640,154)
Other	(1,036)	7,566	(501)	—	6,029
Net cash provided (used) by financing activities	9,418	(55,434)	(41,356)	(10,454)	(97,826)
Effect of exchange rate changes on cash and cash equivalents	—	—	(1,392)	—	(1,392)
Net change in cash and cash equivalents	—	(4,988)	23,401	—	18,413
Cash and cash equivalents at the beginning of year	—	52,275	33,824	—	86,099
Cash and cash equivalents at the end of period	$—	$47,287	$57,225	$—	$104,512

	Six Months Ended June 30, 2012
	(In thousands)
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net cash (used) provided by operating activities	$(8,684)	$58,579	$65,288	$—	$115,183
Investing activities:
Capital expenditures	—	(12,030)	(304)	—	(12,334)
Acquisition payments	—	—	(21,980)	—	(21,980)
Proceeds from sale of assets	—	34	—	—	34
Other	—	(10,084)	—	10,084	—
Net cash used in investing activities	—	(22,080)	(22,284)	10,084	(34,280)
Financing activities:
Borrowings	10,084	35,300	310,875	(10,084)	346,175
Repayments	—	(62,300)	(350,268)	—	(412,568)
Other	(1,400)	(4,914)	—	—	(6,314)
Net cash provided (used) by financing activities	8,684	(31,914)	(39,393)	(10,084)	(72,707)
Effect of exchange rate changes on cash and cash equivalents	—	—	133	—	133
Net change in cash and cash equivalents	—	4,585	3,744	—	8,329
Cash and cash equivalents at the beginning of year	—	44,412	19,457	—	63,869
Cash and cash equivalents at the end of period	$—	$48,997	$23,201	$—	$72,198

The Company revised its condensed consolidating balance sheet as of December 31, 2012 to include WESCO Finance Corporation ("WESCO Finance"), a subsidiary of WESCO International, as a non-guarantor subsidiary. Previously, WESCO Finance was included in the WESCO International column of the Company's condensed consolidating balance sheets. In doing so, the Company recorded the $480.2 million investment in WESCO Finance as an increase in investments in affiliates, with an offsetting increase in intercompany payables, net. The Company increased intercompany receivables, net by $679.9 million with a corresponding increase in stockholders' equity of non-guarantor subsidiaries to record WESCO Finance as a non-guarantor subsidiary. Additionally, the Company recorded the cumulative accrued interest payable of $198.1 million related to an intercompany loan between WESCO Distribution and WESCO Finance by adjusting the stockholders' equity of WESCO Distribution at December 31, 2012 with a corresponding increase in intercompany payables, net. The Company also decreased non-current liabilities of WESCO International by $1.6 million with a corresponding increase to intercompany payable, net at December 31, 2012. The Company made additional immaterial revisions related to other intercompany transactions in the condensed consolidating balance sheet at December 31, 2012.

The Company revised its condensed consolidating statements of income and comprehensive income for the three month and six month periods ended June 30, 2012. The Company revised interest expense related to intercompany borrowings increasing interest expense of WESCO Distribution by $8.0 million and $16.4 million and decreasing interest expense of the non-guarantor subsidiaries by the same amount for the three-month and six-month periods ending June 30, 2012, respectively. In addition, the Company revised its methodology for allocating income tax expense during interim reporting periods, resulting in a decrease in income tax expense of WESCO International by $1.7 million and $3.4 million, a decrease in income tax expense of WESCO Distribution by $17.6 million and $31.5 million and an increase in income tax expense of non-guarantor subsidiaries by $19.3 million and $34.9 million for the three-month and six-month periods ending June 30, 2012, respectively.

The Company revised its condensed consolidating statement of cash flows to present cash paid for acquisitions of $22.0 million for the six months ended June 30, 2012 as intercompany loans to non-guarantor subsidiaries. These payments represent acquisitions made by the non-guarantor subsidiaries that were funded by WESCO Distribution. Such transactions have now been revised to reflect an investing cash outflow and a corresponding intercompany borrowing from WESCO Distribution as a financing cash inflow in the statement of cash flows of the non-guarantor subsidiaries. Additionally, the revised statements present proceeds from issuance of debt and repayments of debt along with properly classifying debt between WESCO Distribution (proceeds of $35.3 million and repayments of $62.3 million) and non-guarantor subsidiaries (proceeds of $310.9 million and borrowings of $350.3 million). Lastly, the Company revised its condensed consolidating statement of cash flows to reflect a $10.1 million advance from WESCO Distribution to WESCO International.

The impact of the revisions noted above, which the Company has determined is not material to the consolidated financial statements taken as a whole, did not have any impact on the consolidated amounts previously reported, nor did they impact the Company's obligations under the 2029 Debentures. The prior period condensed consolidating financial statements will be similarly revised as the information is presented in the Company's third quarter Form 10-Q for 2013, annual Form 10-K filings for 2013 and first quarter Form 10-Q filing for 2014.

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
Our financial results for the first six months of 2013 reflect the positive impact from recent acquisitions. Net sales increased $423.3 million, or 12.9%, over the same period last year. Cost of goods sold as a percentage of net sales was 79.1% and 80.0% for the first six months of 2013 and 2012, respectively. Selling, general, and administrative ("SG&A") expenses as a percentage of net sales were 13.3% and 14.0% for the first six months of 2013 and 2012, respectively. The decrease in SG&A expenses as a percentage of net sales was due to recording a $36.1 million receivable in the first quarter of 2013, which was equal to the liability recorded in the fourth quarter of 2012. Operating income increased by $67.2 million, or 37.4%, primarily from recent acquisitions and the reduction in SG&A expenses due to recording the $36.1 million receivable in the first quarter of 2013. Net income attributable to WESCO International for the six months ended June 30, 2013 and 2012 was $149.3 million and $111.9 million, respectively.

Cash Flow
We generated $119.7 million in operating cash flow for the first six months of 2013. Included in this amount was increased income from operations partially offset by investments in working capital to fund our growth. Investing activities included payments of $11.8 million for capital expenditures partially offset by $9.9 million in proceeds from the sale of assets. Financing activities consisted of borrowings and repayments of $450.2 million and $555.5 million, respectively, related to our revolving credit facility (the "Revolving Credit Facility"), borrowings and repayments of $60.7 million and $34.7 million, respectively, related to our accounts receivable securitization facility (the “Receivables Facility”), and repayments of $26.4 million which extinguished our mortgage financing facility. Financing activities in 2013 also included borrowings and repayments on our various international lines of credit of approximately $25.4 million and $14.4 million, respectively. Free cash flow for the first six months of 2013 and 2012 was $108.0 million and $102.9 million, respectively*.

* Free cash flow is a non-GAAP financial measure provided by the Company as an additional liquidity measure. Capital expenditures are deducted from operating cash flow to determine free cash flow. Free cash flow is available to provide a source of funds for any of the Company's financing needs. Refer to the Reconciliation of Non-GAAP Financial Measures in Exhibit 99.1 (Press Release) to WESCO's Current Report on Form 8-K, dated July 25, 2013.

Financing Availability
As of June 30, 2013, we had $387.8 million in total available borrowing capacity under our Revolving Credit Facility, which has a maturity date in August 2016. We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions. For further discussion refer to “Liquidity and Capital Resources.”

Critical Accounting Policies and Estimates
During the six months ended June 30, 2013, there were no significant changes to our critical accounting policies and estimates referenced in our 2012 Annual Report on Form 10-K.
Results of Operations
Second Quarter of 2013 versus Second Quarter of 2012
The following table sets forth the percentage relationship to net sales of certain items in our condensed consolidated statements of income for the periods presented:

	Three Months Ended
	June 30,
	2013	2012
Net sales	100.0%	100.0%
Cost of goods sold	79.3	79.9
Selling, general and administrative expenses	14.0	13.8
Depreciation and amortization	0.9	0.6
Income from operations	5.8	5.7
Interest expense	1.1	0.7
Income before income taxes	4.7	5.0
Provision for income taxes	1.3	1.5
Net income attributable to WESCO International, Inc.	3.4%	3.5%

Net sales in the second quarter of 2013 totaled $1.9 billion versus $1.7 billion in the comparable period for 2012, an increase of $221.2 million, or 13.2%, over the same period last year. Acquisitions positively impacted sales by 14.6%, foreign exchange negatively impacted sales by 0.2%, and organic sales declined 1.2%**.

** Organic sales is a non-GAAP financial measure meant to provide a better understanding of the Company's sales growth trends. Organic sales is calculated by deducting the percentage change impact on net sales from acquisitions, foreign exchange rates and number of workdays from the overall percentage change in consolidated net sales. Refer to the Reconciliation of Non-GAAP Financial Measures in Exhibit 99.1 (Press Release) to WESCO's Current Report on Form 8-K, dated July 25, 2013.

Cost of goods sold for the second quarter of 2013 was $1.5 billion versus $1.3 billion for the comparable period in 2012, and cost of goods sold as a percentage of net sales was 79.3% and 79.9% in 2013 and 2012, respectively. The decrease in the cost of goods sold percentage was due to the positive margin impact from recent acquisitions.

SG&A expenses in the second quarter of 2013 totaled $265.5 million versus $231.2 million in last year's comparable quarter. As a percentage of net sales, SG&A expenses were 14.0% in the second quarter of 2013 compared to 13.8% in the second quarter of 2012. The increase in SG&A expenses was the result of the EECOL, Conney, and Trydor acquisitions.

SG&A payroll expenses for the second quarter of 2013 of $185.0 million increased by $21.7 million compared to the same quarter in 2012. The increase in SG&A payroll expenses was primarily due to an increase in salaries and wages of $18.2 million and an increase in benefit costs of $5.2 million partially offset by a decrease in commissions and incentives of $1.6 million. These increases are primarily due to the recent acquisitions.

Depreciation and amortization for the second quarter of 2013 was $17.2 million versus $8.4 million in last year's comparable quarter. The increase in depreciation and amortization is primarily due to the amortization of intangible assets from the acquisition of EECOL in 2012. Amortization of intangible assets of EECOL totaled $5.6 million in the second quarter of 2013.

Interest expense totaled $21.8 million for the second quarter of 2013 versus $11.5 million in last year's comparable quarter, an increase of 89.7%. The following table sets forth the components of interest expense:

Three Months Ended March 31	2013	2012
(In millions)
Amortization of convertible debt	$1.1	$0.7
Amortization of deferred financing fees	1.3	0.6
Interest related to uncertain tax provisions	(0.2)	0.1
Non-Cash Interest Expense	2.2	1.4
Cash Interest Expense	19.6	10.1
	$21.8	$11.5

Income tax expense totaled $22.8 million in the second quarter of 2013 compared to $25.6 million in last year's comparable quarter, and the effective tax rate was 25.8% compared to 30.3% in the same quarter in 2012. The decrease in the effective tax rate is primarily due to the benefits resulting from the tax effect of intercompany financing.
For the second quarter of 2013, net income increased by $6.5 million to $65.4 million compared to $58.9 million in the second quarter of 2012.
Net income attributable to noncontrolling interest was less than $0.1 million for the second quarter of 2013 and 2012.
Net income and diluted earnings per share attributable to WESCO International was $65.3 million and $1.25 per share, respectively, for the second quarter of 2013, compared with $58.9 million and $1.15 per share, respectively, for the second quarter of 2012.
Six Months Ended June 30, 2013 versus Six Months Ended June 30, 2012
The following table sets forth the percentage relationship to net sales of certain items in our condensed consolidated statements of income for the periods presented:

	Six Months Ended
	June 30,
	2013	2012
Net sales	100.0%	100.0%
Cost of goods sold	79.1%	80.0%
Selling, general and administrative expenses	13.3%	14.0%
Depreciation and amortization	0.9%	0.5%
Income from operations	6.7%	5.5%
Interest expense	1.2%	0.6%
Income before income taxes	5.5%	4.9%
Provision for income taxes	1.5%	1.5%
Net income attributable to WESCO International, Inc.	4.0%	3.4%

Net sales in the first six months of 2013 totaled $3.7 billion versus $3.3 billion in the comparable period for 2012, an increase of $423.3 million, or 12.9%, over the same period last year. The 12.9% increase in sales includes a 15.3% positive impact from acquisitions, a 1.5% negative impact from organic sales, a 0.8% negative impact of one less workday in the period, and a negative 0.1% exchange rate impact.

Cost of goods sold for the first six months of 2013 was $2.9 billion versus $2.6 billion for the comparable period in 2012, and cost of goods sold as a percentage of net sales was 79.1% in 2013 and 80.0% in 2012. The decrease in the cost of goods sold percentage was due to the positive margin impact from recent acquisitions.

SG&A expenses in the first six months of 2013 totaled $493.0 million versus $459.3 million in last year's comparable period. As a percentage of net sales, SG&A expenses were 13.3% in the first six months of 2013 compared to 14.0% in the first six months of 2012. First quarter 2013 SG&A expenses include a $36.1 million favorable impact from the recognition of insurance coverage relating to a litigation-related charge recorded in the fourth quarter of 2012. Excluding the impact of this favorable item, SG&A expenses were $529.1 million, or 14.3% of sales. The increase in SG&A expenses was primarily the result of the EECOL, Conney, and Trydor acquisitions.

SG&A payroll expenses for the first six months of 2013 of $373.8 million increased by $43.7 million compared to the same period in 2012. The increase in payroll expenses was primarily due to an increase in salaries and wages of $38.2 million and benefit costs of $7.4 million, partially offset by a decrease in commissions and incentives of $2.0 million. These increases are primarily due to the recent acquisitions.

Depreciation and amortization for the first six months of 2013 was $33.9 million versus $16.5 million in last year's comparable period. The increase in depreciation and amortization is primarily due to the amortization of intangible assets from the acquisition of EECOL in 2012. Amortization of intangible assets of EECOL totaled $11.3 million for the six months ended June 30, 2013.

Interest expense totaled $43.7 million for the first six months of 2013 versus $20.4 million in last year's comparable period, an increase of 113.8%. The following table sets forth the components of interest expense:

Six Months Ended March 31	2013	2012
(In millions)
Amortization of convertible debt	$2.2	$1.4
Amortization of deferred financing fees	2.4	1.2
Interest related to uncertain tax provisions	(0.2)	(3.1)
Non-Cash Interest Expense	4.4	(0.5)
Cash Interest Expense	39.3	20.9
	$43.7	$20.4

Income tax expense totaled $53.7 million in the first six months of 2013 compared to $47.3 million in the first six months of 2012, and the effective tax rate was 26.4% compared to 29.7% in the same period in 2012. The decrease in the effective tax rate is is primarily due to the benefits resulting from the tax effect of intercompany financing.

For the first six months of 2013, net income increased by $37.5 million to $149.4 million compared to $111.9 million in the first six months of 2012.
Net income attributable to the noncontrolling interest was less than $0.2 million for the first six months of 2013 and less than $0.1 million for the first six months of 2012.
Net income and diluted earnings per share attributable to WESCO International was $149.3 million and $2.85 per share, respectively, for the first six months of 2013, compared with $111.9 million and $2.18 per share, respectively, for the first six months of 2012.

Liquidity and Capital Resources
Total assets were $4.6 billion at June 30, 2013 and December 31, 2012. Total liabilities were $3.0 billion at June 30, 2013 compared to $3.1 billion at December 31, 2012. Stockholders’ equity increased by 5.7% to $1.6 billion at June 30, 2013, compared to $1.6 billion at December 31, 2012, primarily as a result of net income of $149.4 million partially offset by foreign currency translation adjustments of $67.8 million.
Our liquidity needs generally arise from fluctuations in our working capital requirements, capital expenditures, acquisitions and debt service obligations. As of June 30, 2013, we had $387.8 million in available borrowing capacity under our Revolving Credit Facility, which combined with our invested cash of $41.5 million, provided liquidity of $429.3 million. Invested cash included in our determination of liquidity represents cash deposited in interest bearing accounts. We believe cash provided by operations and financing activities will be adequate to cover our current operational and business needs. In addition, the Company regularly reviews its mix of fixed and variable rate debt, and the Company may, from time to time, issue or retire borrowings in an effort to mitigate the impact of interest rate fluctuations and to maintain a cost-effective capital structure consistent with its anticipated capital requirements. At June 30, 2013, approximately 19% of the Company's debt portfolio was comprised of fixed rate debt.

We communicate on a regular basis with our lenders regarding our financial and working capital performance, liquidity position and financial leverage. We are in compliance with all covenants and restrictions contained in our debt agreements as of June 30, 2013. Our financial leverage ratio as of June 30, 2013 and December 31, 2012 was 3.9 and 4.7, respectively***.
*** Financial leverage ratio is a non-GAAP financial measure provided by the Company as an indicator of capital structure position. Financial leverage ratio is calculated by dividing total debt, including debt discount, by Adjusted EBITDA. Adjusted EBITDA is defined as the trailing twelve months earnings before interest, taxes, depreciation and amortization, excluding the ArcelorMittal litigation charge. Refer to the Reconciliation of Non-GAAP Financial Measures in Exhibit 99.1 (Press Release) to WESCO's Current Report on Form 8-K, dated July 25, 2013.
At June 30, 2013, we had cash and cash equivalents totaling $104.5 million, of which $63.2 million was held by foreign subsidiaries. The cash held by some of our foreign subsidiaries could be subject to additional U.S. income taxes if repatriated. We believe that we are able to maintain a sufficient level of liquidity for our domestic operations and commitments without repatriation of the cash held by these foreign subsidiaries.
We did not note any conditions or events during the second quarter of 2013 requiring an interim evaluation of impairment of goodwill. We will perform our annual impairment testing of goodwill and indefinite-lived intangible assets during the fourth quarter of 2013. Over the next several quarters, we expect to maintain working capital productivity, and it is expected that excess cash will be directed primarily at debt reduction and acquisitions. Our near term focus will be managing our working capital as we experience sales growth and maintaining ample liquidity and credit availability. We believe our balance sheet and ability to generate ample cash flow provides us with a durable business model and should allow us to fund expansion needs and growth initiatives.
Cash Flow
Operating Activities. Cash provided by operating activities for the first six months of 2013 totaled $119.7 million, compared with $115.2 million of cash generated for the first six months of 2012. Cash provided by operating activities included net income of $149.4 million and adjustments to net income totaling $68.3 million. Other sources of cash in 2013 were generated from an increase in accounts payable of $53.3 million due to the increase in purchasing activity and a decrease in prepaid expenses and other current assets of $37.9 million. Primary uses of cash in 2013 included: $105.0 million for the increase in trade and other receivables, resulting from the increase in sales; $35.5 million for the decrease in accrued payroll and benefit costs resulting primarily from the payment of the 2012 management incentive compensation; $27.7 million for the increase in inventory; $13.0 million for the decrease in income taxes payable, and $8.1 million for the decrease in other current and noncurrent liabilities. Cash provided by operating activities for the first six months of 2012 totaled $115.2 million which included net income of $111.9 million and adjustments to net income totaling $34.8 million. Other sources of cash in 2012 were generated from an increase in accounts payable of $61.2 million due to the increase in purchasing activity, a decrease in prepaid expenses and other current assets of $7.3 million, and an increase in other current and noncurrent liabilities of $5.6 million. Primary uses of cash in 2012 included: $59.1 million for the increase in trade and other receivables, resulting from the increase in sales; $29.3 million for the decrease in accrued payroll and benefit costs resulting from the payment of the 2011 management incentive compensation and 401(k) discretionary contribution; and $17.4 million for the increase in inventory.
Investing Activities. Net cash used by investing activities for the first six months of 2013 was $2.1 million, compared with $34.3 million of net cash used during the first six months of 2012. Included in the first six months of 2012 were payments of $22.0 million related to the acquisition of RS Electronics. Capital expenditures were $11.8 million and $12.3 million in the first six months of 2013 and 2012, respectively. Proceeds from sale of assets were $9.9 million in the first six months of 2013.
Financing Activities. Net cash used by financing activities for the first six months of 2013 and 2012 was $97.8 million and $72.7 million, respectively. During the first six months of 2013, borrowings and repayments of $450.2 million and $555.5 million, respectively, were made to our Revolving Credit Facility. Borrowings and repayments of $60.7 million and $34.7 million respectively, were applied to our Receivables Facility, and there were repayments of $26.4 million which extinguished our mortgage financing facility. Financing activities in 2013 also included borrowings and repayments on our various international lines of credit of approximately $25.4 million and $14.4 million, respectively. During the first six months of 2012, borrowings and repayments of long-term debt of $198.9 million and $235.7 million, respectively, were made to our Revolving Credit Facility. Borrowings and repayments of $130.0 million and $175.0 million respectively, were applied to our Receivables Facility, and there were repayments of $0.9 million to our mortgage financing facility. Financing activities in 2012 also included borrowings on our various international lines of credit of approximately $17.3 million.
Contractual Cash Obligations and Other Commercial Commitments
There were no material changes in our contractual obligations and other commercial commitments that would require an update to the disclosure provided in our 2012 Annual Report on Form 10-K. The Company's Receivables Facility is scheduled to mature in August 2014. Prior to its maturity, management intends to amend its Receivables Facility to extend the maturity date. Management believes that cash generated from operations, together with amounts available under our Revolving Credit

Facility and the Receivables Facility will be sufficient to meet our working capital, capital expenditures and other cash requirements for the foreseeable future. However, there can be no assurances that this will continue to be the case.
Inflation
The rate of inflation affects different commodities, the cost of products purchased, and ultimately the pricing of our different products and product classes to our customers. Our pricing related to inflation was approximately 1% and 0% of our sales revenue in the first and second quarters of 2013, respectively. Historically, price changes from suppliers have been consistent with inflation and have not had a material impact on the results of operations.
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

Item 3.    Quantitative and Qualitative Disclosures about Market Risks

There have not been any material changes to our exposures to market risk during the quarter ended June 30, 2013 that would require an update to the disclosures provided in our 2012 Annual Report on Form 10-K.

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
Changes in Internal Control Over Financial Reporting

During the second quarter of 2013, there were no changes in our internal control over financial reporting identified in connection with management's evaluation of the effectiveness of our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In making this assessment of changes in internal control over financial reporting as of June 30, 2013, management has excluded EECOL, a company acquired during the fourth quarter of 2012. Management is currently assessing the control environment of this acquisition. Total assets and total revenue of EECOL for the three month period ended June 30, 2013 represent 28.6% and 11.9%, respectively of the Company's consolidated assets and revenue for the same period.

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

As initially reported in our 2008 Annual Report on Form 10-K, WESCO is a defendant in a lawsuit filed in a state court in Indiana in which a customer, ArcelorMittal Indiana Harbor, Inc. (“AIH”), alleges that the Company sold defective products to AIH in 2004 that were supplied to the Company by others.  The lawsuit sought monetary damages in the amount of approximately $50 million.  On February 14, 2013, the jury returned a verdict in favor of AIH and awarded damages in the amount of approximately $36.1 million, and judgment was entered on the jury's verdict.  The Company disputes this outcome and filed a post-trial motion challenging the verdict alleging various errors that occurred during trial.  The Company received letters from its insurers confirming insurance coverage of the matter and recorded a receivable in the quarter ended March 31, 2013 in an amount equal to the previously recorded liability. AIH also filed a post-trial motion asking the court to award additional amounts to AIH, including prejudgment and post-judgment interest.  The Court denied the Company's post-trial motion on June 28, 2013 and granted in part AIH's motion, awarding prejudgment interest in the amount of $3.9 million and ordering post-judgment interest to accrue on the entire judgment at 8% per annum. In the quarter ended June 30, 2013, the Company received letters from its insurers confirming insurance coverage of all prejudgment and post-judgment interest related to the matter, and recorded a liability and a corresponding receivable in the amount of $4.7 million for all interest accrued in connection with this matter. Final judgment was entered by the court on July 16, 2013, and the Company is appealing the judgment. The judgment may increase or decrease based on the outcome of the appellate proceedings that cannot be predicted with certainty.

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
101 Interactive Data File

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESCO International, Inc.

August 7, 2013	By:	/s/ Kenneth S. Parks
Kenneth S. Parks
Vice President and Chief Financial Officer