Form 10-Q
period 2013-09-30
WESCO INTERNATIONAL INC
filed 2013-10-29
CIK 929008

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

As of October 28, 2013, WESCO International, Inc. had 44,196,606 shares of common stock outstanding.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

Table of Contents

Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of September 30, 2013 (unaudited) and December 31, 2012 (unaudited)	2
Condensed Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2013 and 2012 (unaudited)	3
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 (unaudited)	4
Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3. Quantitative and Qualitative Disclosures About Market Risk	25

Item 4. Controls and Procedures	25

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	26

Item 6. Exhibits	26

Signatures and Certifications	27

EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

Amounts in thousands, except share data	September 30, 2013	December 31, 2012
Assets
Current Assets:
Cash and cash equivalents	$98,575	$86,099
Trade accounts receivable, net of allowance for doubtful accounts of $19,968 and $17,242 in 2013 and 2012, respectively	1,116,007	1,036,235
Other accounts receivable	120,587	89,801
Inventories, net	795,917	793,974
Current deferred income taxes	27,603	42,151
Prepaid expenses and other current assets	59,981	53,577
Total current assets	2,218,670	2,101,837
Property, buildings and equipment, net of accumulated depreciation of $211,193 and $199,115 in 2013 and 2012, respectively	201,905	210,723
Intangible assets, net	457,621	496,761
Goodwill	1,762,331	1,777,797
Other assets	38,944	42,511
Total assets	$4,679,471	$4,629,629
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$754,013	$706,580
Accrued payroll and benefit costs	61,697	86,375
Short-term debt	32,428	30,136
Current portion of long-term debt	9,581	9,623
Current deferred income taxes	680	1,018
Other current liabilities	178,412	174,263
Total current liabilities	1,036,811	1,007,995
Long-term debt, net of discount of $180,309 and $183,644 in 2013 and 2012, respectively	1,535,464	1,695,413
Deferred income taxes	316,702	300,470
Other noncurrent liabilities	52,169	72,060
Total liabilities	$2,941,146	$3,075,938
Commitments and contingencies (Note 8)
Stockholders’ Equity:
Preferred stock, $.01 par value; 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 210,000,000 shares authorized, 58,024,424 and 57,824,548 shares issued and 44,196,111 and 44,061,451 shares outstanding in 2013 and 2012, respectively	580	579
Class B nonvoting convertible common stock, $.01 par value; 20,000,000 shares authorized, 4,339,431 issued and no shares outstanding in 2013 and 2012, respectively	43	43
Additional capital	1,078,817	1,065,550
Retained earnings	1,310,393	1,092,719
Treasury stock, at cost; 18,167,744 and 18,102,528 shares in 2013 and 2012, respectively	(607,273)	(604,050)
Accumulated other comprehensive income	(44,255)	(1,044)
Total WESCO International stockholders' equity	1,738,305	1,553,797
Noncontrolling interest	20	(106)
Total stockholders’ equity	1,738,325	1,553,691
Total liabilities and stockholders’ equity	$4,679,471	$4,629,629

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Amounts in thousands, except share data	2013	2012	2013	2012
Net sales	$1,931,260	$1,656,186	$5,633,271	$4,934,938
Cost of goods sold (excluding depreciation and amortization below)	1,535,609	1,317,432	4,463,991	3,940,762
Selling, general and administrative expenses	255,202	225,812	748,164	685,130
Depreciation and amortization	16,803	9,910	50,673	26,431
Income from operations	123,646	103,032	370,443	282,615
Interest expense, net	21,304	12,654	64,999	33,093
Loss on sale of Argentina business	2,315	—	2,315	—
Income before income taxes	100,027	90,378	303,129	249,522
Provision for income taxes	30,909	26,987	84,567	74,259
Net income	69,118	63,391	218,562	175,263
Less: Net (loss) income attributable to noncontrolling interest	(44)	(24)	126	(4)
Net income attributable to WESCO International, Inc.	$69,162	$63,415	$218,436	$175,267
Comprehensive income:
Foreign currency translation adjustment	24,619	10,652	(43,211)	14,297
Comprehensive income attributable to WESCO International, Inc.	$93,781	$74,067	$175,225	$189,564

Earnings per share attributable to WESCO International, Inc.
Basic	$1.57	$1.45	$4.95	$4.02
Diluted	$1.32	$1.25	$4.17	$3.43

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30,
Amounts in thousands	2013	2012
Operating Activities:
Net income	$218,562	$175,263
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,673	26,431
Stock-based compensation	12,534	11,722
Deferred income taxes	36,486	21,934
Other operating activities, net	2,485	(4,303)
Changes in assets and liabilities:
Trade receivables, net	(91,301)	(60,633)
Other accounts receivable	(32,580)	(3,384)
Inventories, net	(11,743)	(16,028)
Prepaid expenses and other current assets	(5,881)	(2,281)
Accounts payable	50,146	38,540
Accrued payroll and benefit costs	(24,851)	(15,403)
Accrued income taxes	892	3,954
Other current and noncurrent liabilities	(25,753)	13,871
Net cash provided by operating activities	179,669	189,683

Investing Activities:
Capital expenditures	(20,472)	(19,469)
Acquisition payments, net of cash acquired	—	(201,123)
Proceeds from the sale of assets	10,481	51
Other investing activities	(1,205)	—
Net cash used in investing activities	(11,196)	(220,541)

Financing Activities:
Proceeds from issuance of short-term debt	42,972	21,388
Repayments of short-term debt	(33,808)	(2,129)
Proceeds from issuance of long-term debt	759,470	740,450
Repayments of long-term debt	(915,562)	(691,202)
(Decrease) increase in bank overdrafts	(404)	10,192
Other financing activities, net	(7,188)	(4,308)
Net cash (used in) provided by financing activities	(154,520)	74,391

Effect of exchange rate changes on cash and cash equivalents	(1,477)	235

Net change in cash and cash equivalents	12,476	43,768
Cash and cash equivalents at the beginning of period	86,099	63,869
Cash and cash equivalents at the end of period	$98,575	$107,637

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
The unaudited condensed consolidated balance sheet as of September 30, 2013, the unaudited condensed consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2013 and 2012, respectively, and the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2013 and 2012, respectively, in the opinion of management, have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair statement of the results of the interim periods. All adjustments reflected in the unaudited condensed consolidated financial statements are of a normal recurring nature unless indicated. Results for the interim periods presented are not necessarily indicative of the results to be expected for the full year.
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
At September 30, 2013, the carrying value of WESCO’s 6.0% Convertible Senior Debentures due 2029 (the "2029 Debentures") was $173.4 million and the fair value was approximately $948.5 million. At December 31, 2012, the carrying value of WESCO’s 2029 Debentures was $171.2 million and the fair value was approximately $853.7 million. The fair value of WESCO’s 2029 Debentures is based on quoted prices in active markets and is therefore classified as Level 1 within the valuation hierarchy. The reported carrying amounts of WESCO’s other debt instruments approximate their fair values and are classified as Level 2 within the valuation hierarchy. Other debt instruments included in Level 2 are valued using a market approach, utilizing interest rates and other relevant information generated by market transactions involving similar instruments.

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
In July 2013, the FASB issued updated guidance on the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This updated guidance requires entities to present unrecognized tax benefits, or a portion of unrecognized tax benefits, in the financial statements as a reduction to deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with certain exceptions. This guidance is effective for interim and annual periods beginning after December 15, 2013. WESCO will adopt this guidance in 2014. Adoption of this guidance is not expected to have a material impact on WESCO's financial position, results of operations or cash flows.

3. ACQUISITIONS
On December 14, 2012, WESCO completed its acquisition of EECOL Electric Corporation (“EECOL”), a full-line distributor of electrical equipment, products and services with 57 locations across Canada and 20 in South America. The purchase price allocation has not been finalized. The following unaudited pro forma results of operations illustrate the effect of the EECOL acquisition on the Company's sales and net income for the three and nine months ended September 30, 2012. This summary of the unaudited pro forma results of operations is not necessarily indicative of what WESCO's results of operations would have been had EECOL been acquired on the dates indicated, nor does it purport to represent results of operations for any future periods.

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
(In millions, except per share data)		(Pro forma)		(Pro forma)
Net sales	$1,931.3	$1,907.4	$5,633.3	$5,633.8
Net income attributable to WESCO International, Inc.	69.2	83.0	218.4	208.0
Earnings per common share:
Basic	$1.57	$1.90	$4.95	$4.77
Diluted	$1.32	$1.63	$4.17	$4.07

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

During the three and nine months ended September 30, 2013 and 2012, WESCO granted the following stock-settled stock appreciation rights, restricted stock units and performance-based awards at the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Stock-settled appreciation rights granted	900	850	252,473	257,932
Restricted stock units granted	—	2,400	69,393	74,724
Performance-based awards granted	—	—	48,058	46,804
Risk free interest rate	1.6%	0.6%	0.9%	0.9%
Expected life (in years)	5	5	5	5
Expected volatility	48%	50%	50%	50%
For the three and nine months ended September 30, 2013, the weighted average fair value per stock-settled appreciation right granted was $32.05 and $31.33, respectively. For the three and nine months ended September 30, 2012, the weighted average fair value per stock-settled appreciation right granted was $24.33 and $27.89, respectively. For the nine months ended September 30, 2013 and 2012, the weighted average fair value per restricted stock unit granted was $72.15 and $64.27, respectively. For the nine months ended September 30, 2013 and 2012, the weighted average fair value per performance-based award granted was $78.21 and $75.72, respectively.
The following table sets forth a summary of stock options and stock-settled stock appreciation rights and related information for the nine months ended September 30, 2013:

	Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2012	3,142,021	$45.40
Granted	252,473	72.17
Exercised	(344,446)	46.88
Forfeited	(18,530)	60.74
Outstanding at September 30, 2013	3,031,518	47.37	5.3	$88,397
Exercisable at September 30, 2013	2,508,083	$43.32	4.6	$83,305
The following table sets forth a summary of restricted stock units and related information for the nine months ended September 30, 2013:

	Awards	Weighted Average Fair Value
Unvested at December 31, 2012	187,335	$52.28
Granted	69,393	72.15
Vested	(65,705)	33.63
Forfeited	(5,333)	60.11
Unvested at September 30, 2013	185,690	$66.08

Performance shares are awards for which the vesting will occur based on market or performance conditions. The following table sets forth a summary of performance-based awards for the nine months ended September 30, 2013:

	Awards	Weighted Average Fair Value
Unvested at December 31, 2012	46,500	$75.72
Granted	48,058	78.21
Vested	—	—
Forfeited	(2,074)	76.66
Unvested at September 30, 2013	92,484	$76.98
The performance-based awards in the table above include 46,242 shares in which vesting of the ultimate number of shares underlying such awards is dependent upon WESCO's total stockholder return in relation to the total stockholder return of a select group of peer companies over a three-year period. These awards are valued based upon a Monte Carlo simulation model, which is a valuation model that represents the characteristics of these grants. The probability of meeting the market criteria was considered when calculating the estimated fair market value on the date of grant. These awards are accounted for as awards with market conditions, in which compensation cost is recognized over the service period, regardless of whether the market conditions are achieved and the awards ultimately vest.
The fair value of the performance shares granted during the nine months ended September 30, 2013 were estimated using the following weighted-average assumptions:

Weighted Average Assumptions
Grant date share price	$72.15
WESCO expected volatility	37.8%
Peer group median volatility	29.1%
Risk-free interest rate	0.38%
Correlation	116.8%
Vesting of the remaining 46,242 shares of performance-based awards in the table above is dependent upon the three-year average growth rate of WESCO's net income. These awards are valued based upon the grant-date closing price of WESCO's common stock. These awards are accounted for as awards with performance conditions, in which compensation cost is recognized over the performance period based upon WESCO's determination of whether it is probable that the performance targets will be achieved.
WESCO recognized $3.7 million and $3.2 million of non-cash stock-based compensation expense, which is included in selling, general and administrative expenses, for the three months ended September 30, 2013 and 2012, respectively. WESCO recognized $12.5 million and $11.7 million of non-cash stock-based compensation expense, which is included in selling, general and administrative expenses, for the nine months ended September 30, 2013 and 2012, respectively. As of September 30, 2013, there was $20.8 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements for all awards previously made, of which approximately $3.6 million is expected to be recognized over the remainder of 2013, $10.9 million in 2014, $5.5 million in 2015 and $0.8 million in 2016.
During the nine months ended September 30, 2013 and 2012, the total intrinsic value of awards exercised was $14.1 million and $22.4 million, respectively. The total amount of cash received from the exercise of options was less than $0.1 million for the nine months ended September 30, 2013 and $0.2 million for the nine months ended September 30, 2012. The tax benefit associated with the exercise of awards for the nine months ended September 30, 2013 and 2012 totaled $4.8 million and $5.4 million, respectively, and was recorded as an increase to additional capital.

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

The following table sets forth the details of basic and diluted earnings per share:

	Three Months Ended
	September 30,
	2013	2012
Net income attributable to WESCO International, Inc.	$69,162	$63,415
Weighted average common shares outstanding used in computing basic earnings per share	44,180	43,705
Common shares issuable upon exercise of dilutive equity awards	1,067	1,032
Common shares issuable from contingently convertible debentures (see below for basis of calculation)	7,299	6,036
Weighted average common shares outstanding and common share equivalents used in computing diluted earnings per share	52,546	50,773
Earnings per share attributable to WESCO International, Inc.
Basic	$1.57	$1.45
Diluted	$1.32	$1.25

	Nine Months Ended
	September 30,
	2013	2012
Net income attributable to WESCO International, Inc.	$218,436	$175,267
Weighted average common shares outstanding used in computing basic earnings per share	44,127	43,596
Common shares issuable upon exercise of dilutive equity awards	1,088	1,199
Common shares issuable from contingently convertible debentures (see below for basis of calculation)	7,214	6,262
Weighted average common shares outstanding and common share equivalents used in computing diluted earnings per share	52,429	51,057
Earnings per share attributable to WESCO International, Inc.
Basic	$4.95	$4.02
Diluted	$4.17	$3.43
For the three and nine months ended September 30, 2013, the computation of diluted earnings per share attributable to WESCO International, Inc. excluded 0.3 million and 0.5 million stock-settled stock appreciation rights at weighted average exercise prices of $71.81 per share and $65.29 per share, respectively. For the three and nine months ended September 30, 2012, the computation of diluted earnings per share attributable to WESCO International, Inc. excluded 1.0 million and 1.2 million, respectively, stock-settled stock appreciation rights at weighted average exercise prices of $62.88 per share and $64.12 per share, respectively. These amounts were excluded because their effect would have been antidilutive.
Because of WESCO’s obligation to settle the par value of the 2029 Debentures in cash upon conversion, WESCO is required to include shares underlying the 2029 Debentures in its diluted weighted average shares outstanding when the average stock price per share for the period exceeds the conversion price of the respective debentures. Only the number of shares issuable under the treasury stock method of accounting for share dilution are included, which is based upon the amount by which the average stock price exceeds the conversion price. The conversion price of the 2029 Debentures is $28.87. Share dilution is limited to a maximum of 11,948,894 shares for the 2029 Debentures. For the three and nine months ended September 30, 2013, the effect of the 2029 Debentures on diluted earnings per share attributable to WESCO International, Inc. was a decrease of $0.21 and $0.66, respectively. For the three and nine months ended September 30, 2012, the effect of the 2029 Debentures on diluted earnings per share attributable to WESCO International, Inc. was a decrease of $0.17 and $0.48, respectively.

6. ACCOUNTS RECEIVABLE SECURITIZATION FACILITY
On September 20, 2013, WESCO Distribution, Inc. (“WESCO Distribution”) and its subsidiary WESCO Receivables Corp. entered into an amendment (the “Amendment”) of the Third Amended and Restated Receivables Purchase Agreement (the “Receivables Facility”). The Amendment increases the purchase limit under the Receivables Facility from $475 million to $500 million, with the opportunity to exercise an accordion feature which permits increases in the purchase limit of up to an additional $100 million, extends the term of the Receivables Facility to September 20, 2016, and adds and amends certain defined terms. The Amendment also reduces the interest rate spread and commitment fee from 1.10% to 0.95% and from 0.55% to 0.45%, respectively. Substantially all other provisions of the Receivables Facility remain unchanged.
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
The consolidated balance sheets as of September 30, 2013 and December 31, 2012 reflect $500 million and $445 million, respectively, of accounts receivable balances legally sold to third parties, as well as borrowings for equal amounts. At September 30, 2013, the interest rate on borrowings under this facility was approximately 1.1%.

7. EMPLOYEE BENEFIT PLANS
A majority of WESCO’s employees are covered by defined contribution retirement savings plans for their services rendered subsequent to WESCO’s formation. WESCO also offers a deferred compensation plan for select individuals. For U.S. participants, WESCO will make contributions in an amount equal to 50% of the participant’s total monthly contributions up to a maximum of 6% of eligible compensation. For Canadian participants, WESCO will make contributions in an amount ranging from 1% to 7% of the participant’s eligible compensation based on years of continuous service. In addition, employer contributions may be made at the discretion of the Board of Directors. For the nine months ended September 30, 2013 and 2012, WESCO incurred charges of $25.7 million and $24.2 million, respectively, for all such plans. Contributions are made in cash to defined contribution retirement savings plans. The deferred compensation plan is an unfunded plan. Employees have the option to transfer balances allocated to their accounts in the defined contribution retirement savings plan and the deferred compensation plan into any of the available investment options. An investment option for employees in the defined contribution retirement savings plan is WESCO common stock.
In connection with the December 14, 2012 acquisition of EECOL, the Company assumed a contributory defined benefit plan covering substantially all Canadian employees of EECOL and a Supplemental Executive Retirement Plan for certain executives of EECOL. The following table reflects the components of net periodic benefit costs for the Company's defined benefit plans for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Service cost	$996	$—	$3,049	$—
Interest cost	1,117	—	3,422	—
Expected return on plan assets	(1,173)	—	(3,081)	—
Net periodic benefit cost	$940	$—	$3,390	$—
In the third quarter of 2013, the Company made a $21.1 million non-recurring contribution to its defined benefit plan covering all Canadian EECOL employees, as required pursuant to the terms of the share purchase agreement by which the Company acquired EECOL in 2012. EECOL sellers facilitated this contribution by way of a direct reduction in the purchase price at the date of acquisition. During the three and nine months ended September 30, 2013, the Company made cash contributions of $22.1 million and $23.9 million, respectively, to its defined benefit plans.

8. COMMITMENTS AND CONTINGENCIES
As initially reported in our 2008 Annual Report on Form 10-K, WESCO is a defendant in a lawsuit filed in a state court in Indiana in which a customer, ArcelorMittal Indiana Harbor, Inc. (“AIH”), alleges that the Company sold defective products to AIH in 2004 that were supplied to the Company by others.  The lawsuit sought monetary damages in the amount of approximately $50 million.  On February 14, 2013, the jury returned a verdict in favor of AIH and awarded damages in the amount of approximately $36.1 million, and judgment was entered on the jury's verdict.  The Company disputes this outcome and filed a post-trial motion challenging the verdict alleging various errors that occurred during trial.  The Company received letters from its insurers confirming insurance coverage of the matter and recorded a receivable in the quarter ended March 31, 2013 in an amount equal to the previously recorded liability. AIH also filed a post-trial motion asking the court to award additional amounts to AIH, including prejudgment and post-judgment interest.  The Court denied the Company's post-trial motion on June 28, 2013 and granted in part AIH's motion, awarding prejudgment interest in the amount of $3.9 million and ordering post-judgment interest to accrue on the entire judgment at 8% per annum. In the quarter ended June 30, 2013, the Company received letters from its insurers confirming insurance coverage of all prejudgment and post-judgment interest related to the matter, and recorded a liability and a corresponding receivable in the amount of $4.7 million for all interest accrued in connection with this matter. Final judgment was entered by the court on July 16, 2013, and the Company is appealing the judgment. The Company has recorded an additional liability and a corresponding receivable in the amount of $0.8 million for post-judgment interest accrued in connection with this matter during the quarter ended September 30, 2013. The judgment may increase or decrease based on the outcome of the appellate proceedings that cannot be predicted with certainty.

9. INCOME TAXES
The effective tax rate for the three months ended September 30, 2013 and 2012 was 30.9% and 29.9% respectively, and the effective rate for the nine months ended September 30, 2013 and 2012 was 27.9% and 29.8%, respectively. WESCO’s three and nine month effective tax rates are lower than the federal statutory rate of 35% primarily due to benefits resulting from the tax effect of intercompany financing and lower tax rates on foreign earnings, which are partially offset by nondeductible expenses and state taxes. The effective tax rate for the nine months ended September 30, 2013 reflects discrete tax expense totaling $0.3 million, primarily related to enacted state tax rate changes and changes in uncertain tax positions. The effective tax rate for the nine months ended September 30, 2012 included discrete tax benefits totaling $3.2 million, primarily related to state taxes and changes in uncertain tax positions.
The total amount of unrecognized tax benefits were $23.2 million and $21.1 million as of September 30, 2013 and December 31, 2012, respectively. A related deferred tax asset in the amount of $28.0 million excluding interest has been recorded. If these tax benefits were recognized in the consolidated financial statements, the portion of these amounts that would reduce the Company’s effective tax rate would be $23.2 million and $21.2 million, respectively. This amount would be offset by the corresponding deferred tax asset discussed above.
During the next twelve months, it is reasonably possible that the amount of unrecognized tax benefits will decrease by as much as $17.2 million ($15.6 million of which will be offset by the reversal of deferred tax assets) due to possible resolution of federal, state and/or foreign tax examinations and/or the expiration of statutes of limitations. Management does not expect this decrease to have an impact on the effective tax rate.
WESCO records interest related to uncertain tax positions as a part of interest expense in the consolidated statement of income. Any penalties are recognized as part of income tax expense. There were no material penalties recorded during the three or nine months ended September 30, 2013 or 2012. As of September 30, 2013, and December 31, 2012, WESCO had an accrued liability of $8.4 million and $8.0 million, respectively, for interest related to uncertain tax positions.

10. OTHER FINANCIAL INFORMATION
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
Condensed consolidating financial information for WESCO International, WESCO Distribution and the non-guarantor subsidiaries is as follows:
WESCO INTERNATIONAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEETS (unaudited)

	September 30, 2013
	(In thousands)
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Cash and cash equivalents	$—	$45,838	$52,737	$—	$98,575
Trade accounts receivable, net	—	—	1,116,007	—	1,116,007
Inventories, net	—	347,319	448,598	—	795,917
Other current assets	—	93,993	114,178	—	208,171
Total current assets	—	487,150	1,731,520	—	2,218,670
Intercompany receivables, net	—	—	1,829,020	(1,829,020)	—
Property, buildings and equipment, net	—	59,135	142,770	—	201,905
Intangible assets, net	—	5,538	452,083	—	457,621
Goodwill	—	246,125	1,516,206	—	1,762,331
Investments in affiliates	3,107,052	3,705,286	—	(6,812,338)	—
Other noncurrent assets	4,431	15,591	18,922	—	38,944
Total assets	$3,111,483	$4,518,825	$5,690,521	$(8,641,358)	$4,679,471

Accounts payable	$—	$413,738	$340,275	$—	$754,013
Short-term debt	—	—	32,428	—	32,428
Other current liabilities	998	123,014	126,358	—	250,370
Total current liabilities	998	536,752	499,061	—	1,036,811
Intercompany payables, net	1,170,739	658,281	—	(1,829,020)	—
Long-term debt	173,374	715,221	646,869	—	1,535,464
Other noncurrent liabilities	28,067	202,545	138,259	—	368,871
Total WESCO International Stockholders' Equity	1,738,305	2,406,026	4,406,312	(6,812,338)	1,738,305
Noncontrolling interest	—	—	20	—	20
Total liabilities and stockholders’ equity	$3,111,483	$4,518,825	$5,690,521	$(8,641,358)	$4,679,471

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEETS (unaudited)

	December 31, 2012
	(In thousands)
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Cash and cash equivalents	$—	$52,275	$33,824	$—	$86,099
Trade accounts receivable, net	—	—	1,036,235	—	1,036,235
Inventories, net	—	347,008	446,966	—	793,974
Other current assets	—	66,107	118,404	1,018	185,529
Total current assets	—	465,390	1,635,429	1,018	2,101,837
Intercompany receivables, net	—	—	1,756,898	(1,756,898)	—
Property, buildings and equipment, net	—	58,523	152,200	—	210,723
Intangible assets, net	—	6,153	490,608	—	496,761
Goodwill	—	246,125	1,531,672	—	1,777,797
Investments in affiliates	2,918,779	3,590,772	—	(6,509,551)	—
Other noncurrent assets	4,671	16,842	19,656	1,342	42,511
Total assets	$2,923,450	$4,383,805	$5,586,463	$(8,264,089)	$4,629,629

Accounts payable	$—	$401,016	$305,564	$—	$706,580
Short-term debt	—	—	30,136	—	30,136
Other current liabilities	16,779	100,956	152,526	1,018	271,279
Total current liabilities	16,779	501,972	488,226	1,018	1,007,995
Intercompany payables, net	1,153,562	603,336	—	(1,756,898)	—
Long-term debt	171,213	847,761	676,439	—	1,695,413
Other noncurrent liabilities	28,099	190,294	152,795	1,342	372,530
Total WESCO International Stockholders' Equity	1,553,797	2,240,442	4,269,109	(6,509,551)	1,553,797
Noncontrolling interest	—	—	(106)	—	(106)
Total liabilities and stockholders’ equity	$2,923,450	$4,383,805	$5,586,463	$(8,264,089)	$4,629,629

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended September 30, 2013
	(In thousands)
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net sales	$—	$878,851	$1,082,585	$(30,176)	$1,931,260
Cost of goods sold	—	698,965	866,820	(30,176)	1,535,609
Selling, general and administrative expenses	19	129,518	125,665	—	255,202
Depreciation and amortization	—	4,668	12,135	—	16,803
Results of affiliates’ operations	73,241	58,574	—	(131,815)	—
Interest expense, net	5,944	18,823	(3,463)	—	21,304
Loss on sale of Argentina business	—	—	2,315	—	2,315
Provision for income taxes	(1,840)	19,856	12,893	—	30,909
Net income (loss)	69,118	65,595	66,220	(131,815)	69,118
Less: Net income attributable to noncontrolling interest	—	—	(44)	—	(44)
Net income (loss) attributable to WESCO International, Inc.	$69,118	$65,595	$66,264	$(131,815)	$69,162
Comprehensive income:
Foreign currency translation adjustment	24,619	24,619	24,619	(49,238)	24,619
Comprehensive income attributable to WESCO International, Inc.	$93,737	$90,214	$90,883	$(181,053)	$93,781

	Three Months Ended September 30, 2012
	(In thousands)
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net sales	$—	$868,289	$818,213	$(30,316)	$1,656,186
Cost of goods sold	—	689,462	658,286	(30,316)	1,317,432
Selling, general and administrative expenses	25	121,067	104,720	—	225,812
Depreciation and amortization	—	3,979	5,931	—	9,910
Results of affiliates’ operations	68,055	34,887	—	(102,942)	—
Interest expense, net	6,623	11,886	(5,855)	—	12,654
Provision for income taxes	(1,984)	16,248	12,723	—	26,987
Net income (loss)	63,391	60,534	42,408	(102,942)	63,391
Less: Net income attributable to noncontrolling interest	—	—	(24)	—	(24)
Net income (loss) attributable to WESCO International, Inc.	$63,391	$60,534	$42,432	$(102,942)	$63,415
Comprehensive income:
Foreign currency translation adjustment	10,652	10,652	10,652	(21,304)	10,652
Comprehensive income attributable to WESCO International, Inc.	$74,043	$71,186	$53,084	$(124,246)	$74,067

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (unaudited)

	Nine Months Ended September 30, 2013
	(In thousands)
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net sales	$—	$2,572,693	$3,154,350	$(93,772)	$5,633,271
Cost of goods sold	—	2,047,937	2,509,826	(93,772)	4,463,991
Selling, general and administrative expenses	24	368,853	379,287	—	748,164
Depreciation and amortization	—	13,551	37,122	—	50,673
Results of affiliates’ operations	231,481	157,726	—	(389,207)	—
Interest expense, net	17,893	56,667	(9,561)	—	64,999
Loss on sale of Argentina business	—	—	2,315	—	2,315
Provision for income taxes	(4,998)	34,617	54,948	—	84,567
Net income (loss)	218,562	208,794	180,413	(389,207)	218,562
Less: Net income attributable to noncontrolling interest	—	—	126	—	126
Net income (loss) attributable to WESCO International, Inc.	$218,562	$208,794	$180,287	$(389,207)	$218,436
Comprehensive income:
Foreign currency translation adjustment	(43,211)	(43,211)	(43,211)	86,422	(43,211)
Comprehensive income attributable to WESCO International, Inc.	$175,351	$165,583	$137,076	$(302,785)	$175,225

	Nine Months Ended September 30, 2012
	(In thousands)
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net sales	$—	$2,602,688	$2,432,239	$(99,989)	$4,934,938
Cost of goods sold	—	2,074,165	1,966,586	(99,989)	3,940,762
Selling, general and administrative expenses	49	413,540	271,541	—	685,130
Depreciation and amortization	—	11,232	15,199	—	26,431
Results of affiliates’ operations	187,903	122,064	—	(309,967)	—
Interest expense, net	17,944	32,200	(17,051)	—	33,093
Provision for income taxes	(5,353)	27,739	51,873	—	74,259
Net income (loss)	175,263	165,876	144,091	(309,967)	175,263
Less: Net income attributable to noncontrolling interest	—	—	(4)	—	(4)
Net income (loss) attributable to WESCO International, Inc.	$175,263	$165,876	$144,095	$(309,967)	$175,267
Comprehensive income:
Foreign currency translation adjustment	14,297	14,297	14,297	(28,594)	14,297
Comprehensive income attributable to WESCO International, Inc.	$189,560	$180,173	$158,392	$(338,561)	$189,564

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30, 2013
	(In thousands)
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net cash (used) provided by operating activities	$(14,515)	$163,190	$30,994	$—	$179,669
Investing activities:
Capital expenditures	—	(16,421)	(4,051)	—	(20,472)
Acquisition payments	—	—	—	—	—
Proceeds from sale of assets	—	—	10,481	—	10,481
Other		(17,176)	(1,205)	17,176	(1,205)
Net cash (used) provided by investing activities	—	(33,597)	5,225	17,176	(11,196)
Financing activities:
Borrowings	17,176	508,213	294,229	(17,176)	802,442
Repayments		(640,713)	(308,657)		(949,370)
Other	(2,661)	(3,530)	(1,401)	—	(7,592)
Net cash provided (used) by financing activities	14,515	(136,030)	(15,829)	(17,176)	(154,520)
Effect of exchange rate changes on cash and cash equivalents	—	—	(1,477)	—	(1,477)
Net change in cash and cash equivalents	—	(6,437)	18,913	—	12,476
Cash and cash equivalents at the beginning of year	—	52,275	33,824	—	86,099
Cash and cash equivalents at the end of period	$—	$45,838	$52,737	$—	$98,575

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30, 2012
	(In thousands)
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net cash (used) provided by operating activities	$(3,020)	$272,123	$(79,420)	$—	$189,683
Investing activities:
Capital expenditures	—	(15,654)	(3,815)	—	(19,469)
Acquisition payments	—	(142,483)	(58,640)	—	(201,123)
Proceeds from sale of assets	—	51	—	—	51
Other	—	(64,129)	—	64,129	—
Net cash used in investing activities	—	(222,215)	(62,455)	64,129	(220,541)
Financing activities:
Borrowings	5,489	177,300	643,178	(64,129)	761,838
Repayments	—	(204,300)	(489,031)	—	(693,331)
Other	(2,469)	8,353	—	—	5,884
Net cash provided (used) by financing activities	3,020	(18,647)	154,147	(64,129)	74,391
Effect of exchange rate changes on cash and cash equivalents	—	—	235	—	235
Net change in cash and cash equivalents	—	31,261	12,507	—	43,768
Cash and cash equivalents at the beginning of year	—	44,412	19,457	—	63,869
Cash and cash equivalents at the end of period	$—	$75,673	$31,964	$—	$107,637

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

The Company revised its condensed consolidating statements of income and comprehensive income for the three month and nine month periods ended September 30, 2012. The Company revised net sales related to intercompany sales eliminations by increasing net sales of non-guarantor subsidiaries by $2.0 million and decreasing net sales in consolidating and eliminated entries for the same amount for the three month period ending September 30, 2012. The Company revised interest expense related to intercompany borrowings increasing interest expense of WESCO International by $0.5 million and $0.5 million, increasing interest expense of WESCO Distribution by $8.2 million and $24.5 million and decreasing interest expense of non-guarantor subsidiaries by $8.7 million and $25.0 million for the three and nine month periods ending September 30, 2012. In addition, the Company revised its methodology for allocating income tax expense during interim reporting periods, resulting in a decrease in income tax expense of WESCO International by $2.0 million and $5.4 million, a decrease in income tax expense of WESCO Distribution by $8.4 million and $40.0 million and an increase in income tax expense of non-guarantor subsidiaries by $10.4 million and $45.4 million for the three and nine month periods ending September 30, 2012, respectively.
The Company revised its condensed statement of cash flows to present cash paid for acquisitions of $58.6 million for the nine months ended September 30, 2012 as intercompany loans to non-guarantor subsidiaries. These payments represent acquisitions made by the non-guarantor subsidiaries that were funded by WESCO Distribution. Such transactions have now been revised to reflect an investing cash outflow and a corresponding intercompany borrowing from WESCO Distribution as a financing cash inflow in the statement of cash flows of the non-guarantor subsidiaries. Additionally, the revised statements present proceeds from issuance of debt and repayments of debt along with properly classifying debt between WESCO Distribution (proceeds of $177.3 million and repayments of $204.3 million) and non-guarantor subsidiaries (proceeds of $643.2 million and repayments of $489.0 million). Lastly, the Company revised its condensed consolidating statement of cash flows to reflect a $5.5 million advance from WESCO Distribution to WESCO International.
The impact of the revisions noted above, which the Company has determined is not material to the consolidated financial statements taken as a whole, did not have any impact on the consolidated amounts previously reported, nor did they impact the Company's obligations under the 2029 Debentures. The prior period condensed consolidating financial statements will be similarly revised as the information is presented in the Company's annual Form 10-K filing for 2013 and first quarter Form 10-Q filing for 2014.

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
Our financial results for the first nine months of 2013 reflect the positive impact from recent acquisitions. Net sales increased $698.3 million, or 14.2%, over the same period last year. Cost of goods sold as a percentage of net sales was 79.2% and 79.9% for the first nine months of 2013 and 2012, respectively. Selling, general, and administrative ("SG&A") expenses as a percentage of net sales were 13.3% and 13.9% for the first nine months of 2013 and 2012, respectively. The decrease in SG&A expenses as a percentage of net sales was due to recording a $36.1 million receivable in the first quarter of 2013, which was equal to the liability recorded in the fourth quarter of 2012. Operating income increased by $87.8 million, or 31.1%, primarily from recent acquisitions and the reduction in SG&A expenses due to recording the $36.1 million receivable in the first quarter of 2013. Net income attributable to WESCO International for the nine months ended September 30, 2013 and 2012 was $218.4 million and $175.3 million, respectively.

Cash Flow
We generated $179.7 million in operating cash flow for the first nine months of 2013. Included in this amount was increased income from operations partially offset by investments in working capital to fund our growth and a non-recurring contribution to the Company's defined benefit plan covering all Canadian employees of EECOL. Investing activities included payments of $20.5 million for capital expenditures partially offset by $10.5 million in proceeds from the sale of assets. Financing activities consisted of borrowings and repayments of $669.8 million and $828.3 million, respectively, related to our revolving credit facility (the "Revolving Credit Facility"), borrowings and repayments of $89.7 million and $34.7 million, respectively, related to our accounts receivable securitization facility (the “Receivables Facility”), repayments of $26.4 million which extinguished our mortgage financing facility, and repayments of $26.2 million applied to the Company's term loan facility (the "Term Loan Facility"). Financing activities in 2013 also included borrowings and repayments on our various international lines of credit of approximately $43.0 million and $33.8 million, respectively. Free cash flow for the first nine months of 2013 and 2012 was $180.3 million and $170.1 million, respectively.

The following table sets forth the components of free cash flow:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Free Cash Flow:	2013	2012	2013	2012
(In millions)
Cash flow provided by operations	$59.9	$74.4	$179.7	$189.6
Less: Capital expenditures	(8.7)	(7.2)	(20.5)	(19.5)
Add: Non-recurring pension contribution	21.1	—	21.1	—
Free cash flow	$72.3	$67.2	$180.3	$170.1

Note: Free cash flow is provided by the Company as an additional liquidity measure. Capital expenditures are deducted from operating cash flow to determine free cash flow. Free cash flow is available to provide a source of funds for any of the Company's financing needs. An additional adjustment was made to calculate free cash flow during the three and nine months ended September 30, 2013 for a non-recurring contribution to the defined benefit pension plan covering all Canadian EECOL employees. This contribution was required pursuant to the terms of the share purchase agreement by which the Company acquired EECOL in 2012. EECOL sellers facilitated this contribution by way of a direct reduction in the purchase price at the date of acquisition.

Financing Availability
As of September 30, 2013, we had $477.2 million in total available borrowing capacity under our Revolving Credit Facility, which has a maturity date in August 2016. We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions. For further discussion refer to “Liquidity and Capital Resources.”

Critical Accounting Policies and Estimates
During the nine months ended September 30, 2013, there were no significant changes to our critical accounting policies and estimates referenced in our 2012 Annual Report on Form 10-K.
Results of Operations
Third Quarter of 2013 versus Third Quarter of 2012
The following table sets forth the percentage relationship to net sales of certain items in our condensed consolidated statements of income for the periods presented:

	Three Months Ended
	September 30,
	2013	2012
Net sales	100.0%	100.0%
Cost of goods sold	79.5	79.5
Selling, general and administrative expenses	13.2	13.6
Depreciation and amortization	0.9	0.7
Income from operations	6.4	6.2
Interest expense	1.1	0.8
Loss on sale of Argentina business	0.1	—
Income before income taxes	5.2	5.4
Provision for income taxes	1.6	1.6
Net income attributable to WESCO International, Inc.	3.6%	3.8%

Net sales in the third quarter of 2013 totaled $1.9 billion versus $1.7 billion in the comparable period for 2012, an increase of $275.1 million, or 16.6%, over the same period last year. Acquisitions positively impacted sales by 14.1%, organic sales increased 3.2%, and foreign exchange negatively impacted sales by 0.7%. Adjusting for the impact of one additional workday in the quarter, normalized organic sales increased 1.6%. Sequentially, sales increased 2.0%, and organic sales increased 2.3%.

The following table sets forth normalized organic sales growth:

	Three Months Ended
	September 30,
Normalized Organic Sales:	2013	2012
Change in net sales	16.6%	4.8%
Less: Impact from acquisitions	14.1%	4.0%
Less: Impact from foreign exchange rates	(0.7)%	(0.6)%
Less: Impact from number of workdays	1.6%	(1.6)%
Normalized organic sales growth	1.6%	3.0%

Note: Normalized organic sales growth is provided by the Company as an additional financial measure to provide a better understanding of the Company's sales growth trends. Normalized organic sales growth is calculated by deducting the percentage impact on net sales from acquisitions, foreign exchange rates and number of workdays from the overall percentage change in consolidated net sales.

Cost of goods sold for the third quarter of 2013 was $1.5 billion versus $1.3 billion for the comparable period in 2012, and cost of goods sold as a percentage of net sales was 79.5% in 2013 and 2012.

SG&A expenses in the third quarter of 2013 totaled $255.2 million versus $225.8 million in last year's comparable quarter. As a percentage of net sales, SG&A expenses were 13.2% in the third quarter of 2013 compared to 13.6% in the third quarter of 2012. The increase in SG&A expenses was the result of the EECOL acquisition.

SG&A payroll expenses for the third quarter of 2013 of $179.5 million increased by $17.9 million compared to the same quarter in 2012. The increase in SG&A payroll expenses was primarily due to an increase in salaries and wages of $17.0 million and an increase in commissions and incentives of $1.4 million, partially offset by a decrease in benefit costs of $0.6 million. These increases are primarily due to the EECOL acquisition.

Depreciation and amortization for the third quarter of 2013 was $16.8 million versus $9.9 million in last year's comparable quarter. The increase in depreciation and amortization is primarily due to the amortization of intangible assets from the acquisition of EECOL in 2012. Amortization of intangible assets of EECOL totaled $5.5 million in the third quarter of 2013.

Interest expense totaled $21.3 million for the third quarter of 2013 versus $12.7 million in last year's comparable quarter, an increase of 68.4%. The following table sets forth the components of interest expense:

	Three Months Ended
	September 30,
	2013	2012
(In millions)
Amortization of convertible debt	$1.0	$0.8
Amortization of deferred financing fees	1.3	0.7
Interest related to uncertain tax provisions	—	(0.2)
Non-Cash Interest Expense	2.3	1.3
Cash Interest Expense	19.0	11.4
	$21.3	$12.7

The Company recorded a loss for the third quarter of 2013 of $2.3 million, resulting from the sale and complete divestiture of its EECOL Electric Argentina operations. EECOL Electric Argentina was acquired in 2012 as a subsidiary of EECOL.

Income tax expense totaled $30.9 million in the third quarter of 2013 compared to $27.0 million in last year's comparable quarter, and the effective tax rate was 30.9% compared to 29.9% in the same quarter in 2012. The increase in the effective tax rate is primarily due to the continuing tax impact of the first quarter ArcelorMittal litigation recovery and the related shift in geographic mix of income from lower tax rate foreign jurisdictions to the U.S.
For the third quarter of 2013, net income increased by $5.7 million to $69.1 million compared to $63.4 million in the third quarter of 2012.
A net loss of less than $0.1 million was attributable to the noncontrolling interest for the third quarter of 2013 and 2012.

Net income and diluted earnings per share attributable to WESCO International was $69.2 million and $1.32 per share, respectively, for the third quarter of 2013, compared with $63.4 million and $1.25 per share, respectively, for the third quarter of 2012.

Nine Months Ended September 30, 2013 versus Nine Months Ended September 30, 2012
The following table sets forth the percentage relationship to net sales of certain items in our condensed consolidated statements of income for the periods presented:

	Nine Months Ended
	September 30,
	2013	2012
Net sales	100.0%	100.0%
Cost of goods sold	79.2%	79.9%
Selling, general and administrative expenses	13.3%	13.9%
Depreciation and amortization	0.9%	0.5%
Income from operations	6.6%	5.7%
Interest expense	1.2%	0.7%
Income before income taxes	5.4%	5.0%
Provision for income taxes	1.5%	1.5%
Net income attributable to WESCO International, Inc.	3.9%	3.5%

Net sales in the first nine months of 2013 totaled $5.6 billion versus $4.9 billion in the comparable period for 2012, an increase of $698.3 million, or 14.2%, over the same period last year. Acquisitions positively impacted sales by 14.9%, organic sales decreased 0.4%, and foreign exchange negatively impacted sales by 0.3%.

The following table sets forth normalized organic sales growth:

	Nine Months Ended
	September 30,
Normalized Organic Sales:	2013	2012
Change in net sales	14.2%	8.8%
Less: Impact from acquisitions	14.9%	2.9%
Less: Impact from foreign exchange rates	(0.3)%	(0.5)%
Less: Impact from number of workdays	—%	—%
Normalized organic sales growth	(0.4)%	6.4%

Cost of goods sold for the first nine months of 2013 was $4.5 billion versus $3.9 billion for the comparable period in 2012, and cost of goods sold as a percentage of net sales was 79.2% in 2013 and 79.9% in 2012. The decrease in the cost of goods sold percentage was due to the positive margin impact from the Company's EECOL, Conney and Trydor acquisitions.

SG&A expenses in the first nine months of 2013 totaled $748.2 million versus $685.1 million in last year's comparable period. As a percentage of net sales, SG&A expenses were 13.3% in the first nine months of 2013 compared to 13.9% in the first nine months of 2012. First quarter 2013 SG&A expenses include a $36.1 million favorable impact from the recognition of insurance coverage for a litigation-related charge recorded in the fourth quarter of 2012. Excluding the impact of this favorable item, SG&A expenses were $784.3 million, or 13.9% of sales. The increase in SG&A expenses was primarily the result of the EECOL, Conney, and Trydor acquisitions.

SG&A payroll expenses for the first nine months of 2013 of $553.3 million increased by $61.6 million compared to the same period in 2012. The increase in payroll expenses was primarily due to an increase in salaries and wages of $55.2 million and benefit costs of $6.8 million, partially offset by a decrease in commissions and incentives of $0.5 million. These increases are primarily due to the EECOL, Conney and Trydor acquisitions.

Depreciation and amortization for the first nine months of 2013 was $50.7 million versus $26.4 million in last year's comparable period. The increase in depreciation and amortization is primarily due to the amortization of intangible assets from the acquisition of EECOL, Conney and Trydor in 2012. Amortization of intangible assets of EECOL, Conney and Trydor totaled $20.2 million for the nine months ended September 30, 2013.

Interest expense totaled $65.0 million for the first nine months of 2013 versus $33.1 million in last year's comparable period, an increase of 96.4%. The following table sets forth the components of interest expense:

	Nine Months Ended
	September 30,
	2013	2012
(In millions)
Amortization of convertible debt	$3.2	$2.2
Amortization of deferred financing fees	3.7	1.9
Interest related to uncertain tax provisions	(0.2)	(3.3)
Non-Cash Interest Expense	6.7	0.8
Cash Interest Expense	58.3	32.3
	$65.0	$33.1

The Company recorded a loss for the first nine months of 2013 of $2.3 million, resulting from the sale and complete divestiture of its EECOL Electric Argentina operations. EECOL Electric Argentina was acquired in 2012 as a subsidiary of EECOL.

Income tax expense totaled $84.6 million in the first nine months of 2013 compared to $74.3 million in the first nine months of 2012, and the effective tax rate was 27.9% compared to 29.8% in the same period in 2012. The decrease in the effective tax rate is is primarily due to the benefits resulting from the tax effect of intercompany financing.

For the first nine months of 2013, net income increased by $43.3 million to $218.6 million compared to $175.3 million in the first nine months of 2012.
Net income attributable to the noncontrolling interest was $0.1 million for the first nine months of 2013. Net loss attributable to the noncontrolling interest was less than $0.1 million for the first nine months of 2012.
Net income and diluted earnings per share attributable to WESCO International was $218.4 million and $4.17 per share, respectively, for the first nine months of 2013, compared with $175.3 million and $3.43 per share, respectively, for the first nine months of 2012.

Liquidity and Capital Resources
Total assets were $4.7 billion and $4.6 billion at September 30, 2013 and December 31, 2012, respectively. Total liabilities were $2.9 billion at September 30, 2013 compared to $3.1 billion at December 31, 2012. Stockholders’ equity increased by 11.9% to $1.7 billion at September 30, 2013, compared to $1.6 billion at December 31, 2012, primarily as a result of net income of $218.6 million partially offset by foreign currency translation adjustments of $43.2 million.
Our liquidity needs generally arise from fluctuations in our working capital requirements, capital expenditures, acquisitions and debt service obligations. As of September 30, 2013, we had $477.2 million in available borrowing capacity under our Revolving Credit Facility, which combined with our invested cash of $68.8 million, provided liquidity of $546.0 million. Invested cash included in our determination of liquidity represents cash deposited in interest bearing accounts. We believe cash provided by operations and financing activities will be adequate to cover our current operational and business needs. In addition, the Company regularly reviews its mix of fixed and variable rate debt, and the Company may, from time to time, issue or retire borrowings, including through refinancings, in an effort to mitigate the impact of interest rate fluctuations and to maintain a cost-effective capital structure consistent with its anticipated capital requirements. In the near term, the Company may refinance a portion of the borrowings under its term loan facility. At September 30, 2013, approximately 20% of the Company's debt portfolio was comprised of fixed rate debt.
We communicate on a regular basis with our lenders regarding our financial and working capital performance, liquidity position and financial leverage. We are in compliance with all covenants and restrictions contained in our debt agreements as of

September 30, 2013. Our financial leverage ratio as of September 30, 2013 and December 31, 2012 was 3.6 and 4.7, respectively.
The following table sets forth the Company's financial leverage ratio as of September 30, 2013 and December 31, 2012:

Twelve months ended September 30,	2013	2012
(Dollar amounts in millions)
Income from operations	$420.7	$332.9
Add: ArcelorMittal litigation charge	—	36.1
Depreciation and amortization	61.8	37.6
Adjusted EBITDA	$482.5	$406.6

	September 30, 2013	December 31, 2012
Current debt	$42.0	$39.8
Long-term debt	1,535.5	1,695.4
Debt discount related to convertible debentures	180.3	183.6
Total debt including debt discount	$1,757.8	$1,918.8

Financial leverage ratio	3.6	4.7

Note: Financial leverage is provided by the Company as an indicator of capital structure position. Financial leverage is calculated by dividing total debt, including debt discount, by Adjusted EBITDA. Adjusted EBITDA is defined as the trailing twelve months earnings before interest, taxes, depreciation and amortization, excluding the ArcelorMittal litigation charge.
At September 30, 2013, we had cash and cash equivalents totaling $98.6 million, of which $58.8 million was held by foreign subsidiaries. The cash held by some of our foreign subsidiaries could be subject to additional U.S. income taxes if repatriated. We believe that we are able to maintain a sufficient level of liquidity for our domestic operations and commitments without repatriation of the cash held by these foreign subsidiaries.
We did not note any conditions or events during the third quarter of 2013 requiring an interim evaluation of impairment of goodwill. We will perform our annual impairment testing of goodwill and indefinite-lived intangible assets during the fourth quarter of 2013. Over the next several quarters, we expect to maintain working capital productivity, and it is expected that excess cash will be directed primarily at debt reduction and acquisitions. Our near term focus will be managing our working capital as we experience sales growth and maintaining ample liquidity and credit availability. We believe our balance sheet and ability to generate ample cash flow provides us with a durable business model and should allow us to fund expansion needs and growth initiatives.
Cash Flow
Operating Activities. Cash provided by operating activities for the first nine months of 2013 totaled $179.7 million, compared with $189.7 million of cash generated for the first nine months of 2012. Cash provided by operating activities included net income of $218.6 million and adjustments to net income totaling $102.2 million. Other sources of cash in 2013 were generated from an increase in accounts payable of $50.1 million due to the increase in purchasing activity, and an increase in accrued income taxes of $0.9 million. Primary uses of cash in 2013 included: $91.3 million for the increase in trade receivables, resulting from the increase in sales; $32.6 million for the increase in other receivables; $25.8 million for the decrease in other current and noncurrent liabilities, which included a $21.1 million non-recurring contribution to the Company's defined benefit plan; $24.9 million for the decrease in accrued payroll and benefit costs resulting primarily from the payment of the 2012 management incentive compensation; $11.7 million for the increase in inventory; and $5.9 million for the increase in prepaid expenses and other current assets.
Cash provided by operating activities for the first nine months of 2012 totaled $189.7 million which included net income of $175.3 million and adjustments to net income totaling $55.8 million. Other sources of cash in 2012 were generated from an increase in accounts payable of $38.5 million due to the increase in purchasing activity; $13.9 million for the increase in other current and noncurrent liabilities; and $4.0 million for the increase in accrued income taxes. Primary uses of cash in 2012 included: $60.6 million for the increase in trade receivables, resulting from the increase in sales; $16.0 million for the increase in inventory; $15.4 million for the decrease in accrued payroll and benefit costs resulting from the payment of the 2011 management incentive compensation and 401(k) discretionary contribution; $3.4 million for the increase in other accounts receivable; and $2.3 million for the increase in prepaid expenses and other current assets.

Investing Activities. Net cash used by investing activities for the first nine months of 2013 was $11.2 million, compared with $220.5 million of net cash used during the first nine months of 2012. Included in the first nine months of 2012 were payments of $201.1 million related to the acquisition of RS Electronics, Trydor and Conney. Capital expenditures were $20.5 million and $19.5 million in the first nine months of 2013 and 2012, respectively.
Financing Activities. Net cash used in financing activities for the first nine months of 2013 was $154.5 million. Net cash provided by financing activities for the first nine months of 2012 was $74.4 million. During the first nine months of 2013, borrowings and repayments of $669.8 million and $828.3 million, respectively, were made to our Revolving Credit Facility. Borrowings and repayments of $89.7 million and $34.7 million respectively, were applied to our Receivables Facility, and there were repayments of $26.4 million which extinguished our mortgage financing facility, and repayments of $26.2 million were applied to our Term Loan Facility. Financing activities in 2013 also included borrowings and repayments on our various international lines of credit of approximately $43.0 million and $33.8 million, respectively. During the first nine months of 2012, borrowings and repayments of long-term debt of $413.2 million and $414.8 million, respectively, were made to our Revolving Credit Facility. Borrowings and repayments of $327.2 million and $275.0 million, respectively, were applied to our Receivables Facility, and there were repayments of $1.3 million to our mortgage financing facility. Financing activities in 2012 also included borrowings on our various international lines of credit of approximately $21.4 million.
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
Inflation
The rate of inflation affects different commodities, the cost of products purchased, and ultimately the pricing of our different products and product classes to our customers. Our pricing related to inflation was approximately 0% of our sales revenue in the three and nine months ended September 30, 2013. Historically, price changes from suppliers have been consistent with inflation and have not had a material impact on the results of operations.
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

Item 3.    Quantitative and Qualitative Disclosures about Market Risks

There have not been any material changes to our exposures to market risk during the quarter ended September 30, 2013 that would require an update to the disclosures provided in our 2012 Annual Report on Form 10-K.

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
Changes in Internal Control Over Financial Reporting

During the third quarter of 2013, there were no changes in our internal control over financial reporting identified in connection with management's evaluation of the effectiveness of our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In making this assessment of changes in internal control over financial reporting as of September 30, 2013, management has excluded EECOL, a company acquired during the fourth quarter of 2012. Management is currently assessing the control environment of this acquisition. Total assets and total revenue of EECOL for the three month period ended September 30, 2013 represent 29.8% and 12.0%, respectively of the Company's consolidated assets and revenue for the same period.

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

As initially reported in our 2008 Annual Report on Form 10-K, WESCO is a defendant in a lawsuit filed in a state court in Indiana in which a customer, ArcelorMittal Indiana Harbor, Inc. (“AIH”), alleges that the Company sold defective products to AIH in 2004 that were supplied to the Company by others.  The lawsuit sought monetary damages in the amount of approximately $50 million.  On February 14, 2013, the jury returned a verdict in favor of AIH and awarded damages in the amount of approximately $36.1 million, and judgment was entered on the jury's verdict.  The Company disputes this outcome and filed a post-trial motion challenging the verdict alleging various errors that occurred during trial.  The Company received letters from its insurers confirming insurance coverage of the matter and recorded a receivable in the quarter ended March 31, 2013 in an amount equal to the previously recorded liability. AIH also filed a post-trial motion asking the court to award additional amounts to AIH, including prejudgment and post-judgment interest.  The Court denied the Company's post-trial motion on June 28, 2013 and granted in part AIH's motion, awarding prejudgment interest in the amount of $3.9 million and ordering post-judgment interest to accrue on the entire judgment at 8% per annum. In the quarter ended June 30, 2013, the Company received letters from its insurers confirming insurance coverage of all prejudgment and post-judgment interest related to the matter, and recorded a liability and a corresponding receivable in the amount of $4.7 million for all interest accrued in connection with this matter. Final judgment was entered by the court on July 16, 2013, and the Company is appealing the judgment. The Company has recorded an additional liability and a corresponding receivable in the amount of $0.8 million for post-judgment interest accrued in connection with this matter during the quarter ended September 30, 2013. The judgment may increase or decrease based on the outcome of the appellate proceedings that cannot be predicted with certainty.

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

WESCO International, Inc.

October 29, 2013	By:	/s/ Kenneth S. Parks
Kenneth S. Parks
Vice President and Chief Financial Officer