Form 10-K
period 2013-12-31
WESCO INTERNATIONAL INC
filed 2014-02-21
CIK 929008

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The registrant estimates that the aggregate market value of the voting shares held by non-affiliates of the registrant was approximately $2,991.5 million as of June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price on the New York Stock Exchange for such stock.
As of February 20, 2014, 44,383,594 shares of Common Stock, par value $.01 per share, of the registrant were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Part III of this Form 10-K incorporates by reference portions of the registrant’s Proxy Statement for its 2014 Annual Meeting of Stockholders.

1

WESCO INTERNATIONAL, INC.
Annual Report on Form 10-K for the Fiscal Year Ended
December 31, 2013

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
We serve over 75,000 active customers globally through approximately 475 full service branches and nine distribution centers located in the United States, Canada, and Mexico with offices in 15 additional countries. The Company employs approximately 9,200 employees worldwide. We distribute over 1,000,000 products, grouped into six categories, from more than 25,000 suppliers utilizing a highly automated, proprietary electronic procurement and inventory replenishment system.
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
In December 2012, we completed the acquisition of EECOL Electric Corporation ("EECOL") with approximately $0.9 billion in annual sales, approximately 57 locations across Canada and approximately 20 in South America, and more than 20,000 customers.
Industry Overview
We operate in highly fragmented markets that include thousands of small regional and locally based, privately owned competitors. According to one industry publication, in 2012, the latest year for which market share data is available, the five largest North American electrical distributors, including WESCO, accounted for only approximately 29% of all industry sales in North America. Our global account, integrated supply and OEM programs provide customers with a regional, national, North American and global supply chain consolidation opportunities. The demand for these programs has grown in recent years, driven primarily by the desire of companies to reduce operating expenses by outsourcing operational and administrative functions associated with the procurement, management and utilization of MRO supplies and OEM components. We believe that significant opportunities exist for further expansion of these programs. The total potential in the United States for purchases of MRO and OEM supplies and services across all industrial distribution market segments and channels is currently estimated to be greater than $500 billion per an industry study.
According to management estimates, electrical distribution industry sales have grown at an approximately 4% compound annual rate over the past 20 years. This expansion has been driven by general economic growth, increased price levels for key commodities, increased use of electrical products in businesses and industries, new products and technologies, the proliferation of enhanced building and safety codes, and use of the internet. Wholesale distributors have also grown as a result of a long-term shift in procurement preferences that favor the use of distributors over direct relationships with manufacturers. It is estimated that approximately 75% of electrical products sold in the United States are delivered to the end user through the distribution channel.

Markets and Customers
We have a large base of over 75,000 active customers across a diverse set of end markets. Our top ten customers accounted for approximately 10% of our sales in 2013. No one customer accounted for more than 2% of our sales in 2013.
The following table outlines our sales breakdown by end market:

Year Ended December 31,	2013	2012	2011
(percentages based on total sales)
Industrial	43%	44%	43%
Construction	32%	32%	35%
Utility	13%	12%	11%
Commercial, Institutional and Governmental	12%	12%	11%
     Industrial. Sales to industrial customers of MRO, OEM, and construction products and services accounted for approximately 43% of our sales in 2013, compared to 44% in 2012. Industrial sales product categories include a broad range of electrical equipment and supplies as well as lubricants, pipe, valves, fittings, fasteners, cutting tools, power transmission, and safety products. In addition, OEM customers require a reliable supply of assemblies and components to incorporate into their own products as well as value-added services such as supplier consolidation, design and technical support, just-in-time supply and electronic commerce, and supply chain management.
     Construction. Sales of electrical and communications products to contractors accounted for approximately 32% of our sales in 2013 and 2012. Customers include a wide array of contractors and engineering, procurement and construction firms for industrial, infrastructure, commercial and data and broadband communications projects. Specific applications include projects for refineries, railways, hospitals, wastewater treatment facilities, data centers, security installations, offices, and modular and mobile homes. In addition to a wide array of electrical products, we offer contractors communications products for projects related to IT/network modernization, physical security upgrades, broadband deployments, network security, and disaster recovery.
     Utility. Sales to utilities and utility contractors accounted for approximately 13% of our sales in 2013, compared to 12% in 2012. Customers include large investor-owned utilities, rural electric cooperatives, municipal power authorities and contractors that serve these customers. We provide our utility customers with products and services to support the construction and maintenance of their generation, transmission and distribution systems along with an extensive range of products that meet their power plant MRO and capital projects needs. Materials management and procurement outsourcing arrangements are also important in this market, as cost pressures and deregulation have caused utility customers to seek improvements in the efficiency and effectiveness of their supply chains.
     Commercial, Institutional and Governmental ("CIG"). Sales to CIG customers accounted for approximately 12% of our sales in 2013 and 2012. Customers include schools, hospitals, property management firms, retailers and federal, state and local government agencies of all types, including federal contractors.
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
Growth from our global account programs is an important component of our organic growth strategy. Our objective is to continue to increase revenue from our global account programs by expanding our product and service offerings to existing global account customers and expanding our reach to serve additional customer locations. We also plan on expanding our customer base by capitalizing on our industry expertise and supply chain optimization capabilities.
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
     Pursue Strategic Acquisitions. In the first quarter of 2014 we completed the previously announced acquisition of LaPrairie, Inc., a wholesale distributor of electrical products located in Ontario, with annual sales of approximately $30 million. Our acquisitions of RS Electronics, Trydor Industries, Conney Safety, and EECOL Electric were completed in 2012 and our efforts focused on integrating these companies into WESCO in 2013. We believe that the highly fragmented nature of the electrical and industrial distribution industry will continue to provide acquisition opportunities. We expect that any future acquisitions will be financed with internally generated funds, additional debt and/or the issuance of equity securities.

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

•	Power Distribution Equipment. Circuit breakers, transformers, switchboards, panel boards, metering products and busway products;

•	Lighting and Controls. Lamps, fixtures, ballasts and lighting control products; and

•	Control, Automation and Motors. Motor control devices, drives, surge and power protection, relays, timers, pushbuttons, operator interfaces, switches, sensors, and interconnects.
The following table sets forth sales information about our sales by product category:

Year Ended December 31,	2013	2012	2011
(percentages based on total sales)
General and Industrial Supplies	40%	36%	34%
Wire, Cable and Conduit	16%	17%	18%
Data and Broadband Communications	14%	15%	17%
Power Distribution Equipment	11%	13%	11%
Lighting and Controls	10%	9%	9%
Control, Automation and Motors	9%	10%	11%

We purchase products from a diverse group of more than 25,000 suppliers. In 2013, our ten largest suppliers accounted for approximately 31% of our purchases. Our largest supplier accounted for approximately 12% of our total purchases. No other supplier accounted for more than 5% of our total purchases.
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
     Low Cost Operator. Our competitiveness has been enhanced by our consistent favorable operating cost position, which is based on use of LEAN, strategically-located distribution centers, and purchasing economies of scale. As a result of these factors and others, our operating cost as a percentage of sales is one of the lowest in our industry. Our selling, general and administrative expenses as a percentage of revenues for 2013 were 13.3%.

Geography
Our network of branches and distribution centers are located primarily in North America. We attribute revenues from external customers to individual countries on the basis of the point of sale. The following table sets forth information about us by geographic area:

	Net Sales Year Ended December 31,						Long-Lived Assets December 31,
	2013		2012		2011		2013	2012	2011
(In thousands)
United States	$5,275,275	70%	$5,215,849	79%	$4,994,641	82%	$137,904	$144,947	$131,988
Canada	1,882,313	25%	1,084,109	17%	900,551	15%	93,642	100,366	24,609
Mexico	90,152	1%	92,370	1%	84,871	1%	615	532	573
Subtotal North American Operations	7,247,740		6,392,328		5,980,063		232,161	245,845	157,170
Other International	265,602	4%	186,973	3%	145,655	2%	11,115	6,047	771
Total	$7,513,342		$6,579,301		$6,125,718		$243,276	$251,892	$157,941

     United States. To serve our customers in the United States, we operate a network of approximately 325 branches supported by five distribution centers located in Pennsylvania, Nevada, Mississippi, Wisconsin, and Arkansas. Sales in the United States represented approximately 70% of our total sales in 2013. According to the Electrical Wholesaling Magazine, the U.S. electrical wholesale distribution industry had estimated sales of approximately $95 billion in 2013.
     Canada. To serve our Canadian customers, we operate a network of approximately 105 branches in nine provinces. Branch operations are supported by four distribution centers located in Edmonton, Montreal, Toronto, and Vancouver. Sales in Canada represented approximately 25% of our total sales in 2013. Total annual electrical industry sales in Canada are approximately $7.5 billion through December 31, 2013 according to a recent publication.
     Mexico. We have 10 branch locations in Mexico. Our headquarters in Tlalnepantla Estado de Mexico operates similar to a distribution center to enhance the service capabilities of the local branches. Sales in Mexico represented approximately 1% of our total sales in 2013.
     Other International. We sell to global customers through export sales offices located in Miami, Houston, Pittsburgh, Montreal, and Calgary within North America and sales offices and branch operations in various international locations. Sales from other international locations represented approximately 4% of our total sales in 2013. Our branches in Aberdeen, Scotland, Dublin, Ireland and Manchester, England support sales efforts in Europe and the Middle East. We have a branch in Singapore to support our sales to Asia, a branch in Perth to serve customers in Australia, and a branch near Shanghai to serve customers in China along with operations in nine additional countries. The EECOL acquisition expanded WESCO's footprint into South America. All of our international locations have been established to serve our growing list of customers with global operations.
Intellectual Property
We currently have trademarks, patents and service marks registered with the U.S. Patent and Trademark Office and Canadian Intellectual Property Office. The trademarks and service marks registered in the U.S. include: “WESCO®”, our corporate logo and the running man logo. The Company's "EECOL" trademark is registered in Canada. In addition, trademarks, patents, and service mark applications have been filed in various foreign jurisdictions, including Canada, Mexico, Chile, the United Kingdom, Singapore, China, Hong Kong, Thailand and the European Community.
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
Seasonality
Our operating results are not significantly affected by seasonal factors. Sales during the first quarter are affected by a reduced level of activity. Sales during the second, third and fourth quarters are generally 4-6% higher than the first quarter. Sales typically increase beginning in March, with slight fluctuations per month through October. During periods of economic expansion or contraction our sales by quarter have varied significantly from this seasonal pattern.
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
In addition, our charters for our Executive Committee, Nominating and Governance Committee, Audit Committee and Compensation Committee, as well as our Corporate Governance Guidelines, Code of Principles for Senior Executives, Independence Policy, Global Anti-Corruption Policy, and Code of Business Ethics and Conduct for our Directors, officers and employees, are all available on our website in the “Corporate Governance” link under the “Investors” heading.
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
Executive Officers
Our executive officers and their respective ages and positions as of February 21, 2014, are set forth below.

Name	Age	Position
John J. Engel	52	Chairman, President and Chief Executive Officer
Daniel A. Brailer	56	Vice President, Investor Relations and Corporate Affairs
Allan A. Duganier	58	Director, Internal Audit
Timothy A. Hibbard	57	Vice President and Corporate Controller
Diane E. Lazzaris	47	Senior Vice President and General Counsel
Kenneth S. Parks	50	Senior Vice President and Chief Financial Officer
Stephen A. Van Oss	59	Senior Vice President and Chief Operating Officer
Kimberly G. Windrow	56	Senior Vice President and Chief Human Resource Officer

Set forth below is biographical information for our executive officers listed above.
     John J. Engel was appointed Chairman of the Board in May 2011 and has served as President and Chief Executive Officer since September 2009. Previously, Mr. Engel served as our Senior Vice President and Chief Operating Officer from 2004 to September 2009. From 2003 to 2004, Mr. Engel served as Senior Vice President and General Manager of Gateway, Inc. From 1999 to 2002, Mr. Engel served as an Executive Vice President and Senior Vice President of Perkin Elmer, Inc. From 1994 to 1999, Mr. Engel served as a Vice President and General Manager of Allied Signal, Inc. and held various engineering, manufacturing and general management positions at General Electric Company from 1985 to 1994. Mr. Engel is also a director of United States Steel Corporation and chairman of its audit committee.
     Daniel A. Brailer is our Vice President, Investor Relations and Corporate Affairs.  From February 2011 to February 2012 he served as our Vice President, Treasurer, Investor Relations and Corporate Affairs.  From 2006 to February 2011, he served as our Vice President, Treasurer and Investor Relations.  From 1999 to 2006, he served as our Treasurer and Director of Investor Relations.   Prior to joining the Company, Mr. Brailer served in various positions at Mellon Financial Corporation, most recently as Senior Vice President.
     Allan A. Duganier has served as our Director of Internal Audit since 2006. From 2001 to 2006, Mr. Duganier served as our Corporate Operations Controller and, from 2000 to 2001, as a Group Controller. Mr. Duganier served as the controller for Rockwell Automation’s global Drive Systems business unit from 1995 to 2000.
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
     Diane E. Lazzaris has served as our Senior Vice President and General Counsel since January 1, 2014, and from February 2010 to December 2013 she served as our Vice President, Legal Affairs.  From February 2008 to February 2010, Ms. Lazzaris served as Senior Vice President - Legal, General Counsel and Corporate Secretary of Dick’s Sporting Goods, Inc.  From 1994 to February 2008, she held various corporate counsel positions at Alcoa Inc., most recently as Group Counsel to a group of global businesses.
Kenneth S. Parks has served as our Senior Vice President and Chief Financial Officer since January 1, 2014, and from June 2012 to December 2013 he served as our Vice President and Chief Financial Officer.  From April 2008 to February 2012, he served as Vice President of Finance of United Technologies Corporation for their global Fire and Security business.  From 2005 to April 2008, he served as Director of Investor Relations of United Technologies Corporation. He began his career in public accounting with Coopers & Lybrand.
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
   Kimberly G. Windrow has served as our Senior Vice President and Chief Human Resources Officer since January 1, 2014, and from August 2010 to December 2013 she served as our Vice President, Human Resources.  From 2004 until July 2010, Ms. Windrow served as Senior Vice President of Human Resources for The McGraw Hill Companies in the education segment.  From 2001 until 2004, she served as Senior Vice President of Human Resources for The MONY Group, and from 1988 until 2000, she served in various Human Resource positions at Willis, Inc.

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

    We operate a number of facilities and we coordinate company activities, including information technology systems and administrative services and the like, through our headquarters operations. Our operations depend on our ability to maintain existing systems and implement new technology, which includes allocating sufficient resources to periodically upgrade our information technology systems, and to protect our equipment and the information stored in our databases against both manmade and natural disasters, as well as power losses, computer and telecommunications failures, technological breakdowns, unauthorized intrusions, cyber-attacks, and other events. Conversions to new information technology systems may result in cost overruns, delays or business interruptions. If our information technology systems are disrupted, become obsolete or do not adequately support our strategic, operational or compliance needs, it could result in competitive disadvantage and adversely affect our financial results and business operations, including our ability to process orders, receive and ship products, maintain inventories, collect accounts receivable and pay expenses.

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

Most of our agreements with suppliers are terminable by either party on 60 days' notice or less. Our ten largest suppliers in 2013 accounted for approximately 31% of our purchases for the period. Our largest supplier in 2013 was Eaton Corporation accounting for approximately 12% of our purchases. The loss of, or a substantial decrease in the availability of, products from any of these suppliers, a supplier's change in sales strategy to rely less on distribution channels, or the loss of key preferred supplier agreements, could have a material adverse effect on our business. Supply interruptions could arise from shortages of raw materials, effects of economic or financial market conditions on a supplier's operations, labor disputes or weather conditions affecting products or shipments, transportation disruptions, or other reasons beyond our control. In addition, certain of our products, such as wire and conduit, are commodity-price-based products and may be subject to significant price fluctuations which are beyond our control. Furthermore, we cannot be certain that particular products or product lines will be available to us, or available in quantities sufficient to meet customer demand. Such limited product access could cause us to be at a competitive disadvantage. The profitability of our business is also dependent upon the efficiency of our supply chain. An inefficient or ineffective supply chain strategy or operations could increase operational costs, reduce profit margins and adversely affect our business.

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

               On December 14, 2012 we completed our largest acquisition to date when we acquired EECOL Electric Corporation for approximately $1.1 billion.  EECOL is headquartered in Calgary, Alberta with approximately 57 locations throughout Canada and approximately 20 locations in South America.  While there are risks associated with acquisitions generally, including integration risks, there are additional risks more specifically associated with owning and operating businesses internationally, including those arising from import and export controls, exchange rate fluctuations, material developments in political, regulatory or economic conditions impacting those operations and various environmental and climatic conditions in particular areas of the world. Following this acquisition, a greater percentage of our revenues and expenses arise from international sources that may be subject to these risks from time to time.

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

We are subject to costs and risks associated with laws and regulations affecting our business, as well as litigation for product liability or other matters affecting our business.

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

     As of December 31, 2013, we had $1,662.4 million of consolidated indebtedness (excludes debt discount), including $300.2 million in aggregate principal amount of term loans due 2019 (the “Term Loans”), $500.0 million in aggregate principal amount of 5.375% Senior Notes due 2021 (the “2021 Notes”) and $344.9 million in aggregate principal amount of 6.0% Convertible Senior Debentures due 2029 (the “2029 Debentures”). Our consolidated indebtedness also includes our revolving credit facility (the "Revolving Credit Facility"), which has an aggregate borrowing capacity of $600.0 million, and our accounts receivable securitization facility (the “Receivables Facility”), through which we sell up to $500.0 million of our accounts receivable to third-party financial institutions. We and our subsidiaries may undertake additional borrowings in the future, subject to certain limitations contained in the instruments governing our indebtedness.

     Our debt service obligations have important consequences, including: our payments of principal and interest reduce the funds available to us for operations, future business opportunities and acquisitions and other purposes; they increase our vulnerability to adverse economic, financial market and industry conditions; our ability to obtain additional financing may be limited; they may hinder our ability to adjust rapidly to changing market conditions; we may be required to incur additional interest due to the contingent interest features of the 2029 Debentures, which are embedded derivatives; and our financial results are affected by increased interest costs. Our ability to make scheduled payments of principal and interest on our debt, refinance our indebtedness, make scheduled payments on our operating leases, fund planned capital expenditures or to finance acquisitions will depend on our future performance, which, to a certain extent, is subject to economic, financial, competitive and other factors beyond our control. There can be no assurance that our business will continue to generate sufficient cash flow from operations in the future to service our debt, make necessary capital expenditures or meet other cash needs. If unable to do so, we may be required to refinance all or a portion of our existing debt, to sell assets or to obtain additional financing. Our Revolving Credit Facility is subject to renewal in August 2016 and our Receivables Facility is subject to renewal in September 2016. There can be no assurance that available funding or any sale of additional receivables or additional financing will be possible at the times of renewal in amounts or terms favorable to us, if at all.

Over the next three years, we will be required to repay approximately $520.6 million of our currently outstanding indebtedness, of which $22.6 million is related to our Revolving Credit Facility, $453.6 million is related to our Receivables Facility, $37.6 million is related to our international lines of credit, and $4.2 million is related to our Term Loans.

Our debt agreements contain restrictions that may limit our ability to operate our business.

     Our credit facilities also require us to maintain specific earnings to fixed expenses and to meet minimum net worth requirements in certain circumstances. Our Term Loan, 2021 Notes and credit facilities contain, and any of our future debt agreements may contain, certain covenant restrictions that limit our ability to operate our business, including restrictions on our ability to: incur additional debt or issue guarantees; create liens; make certain investments; enter into transactions with our affiliates; sell certain assets; make capital expenditures; redeem capital stock or make other restricted payments; declare or pay dividends or make other distributions to stockholders; and merge or consolidate with any person. Our Term Loan and credit facilities contain additional affirmative and negative covenants, and our ability to comply with these covenants is dependent on our future performance, which will be subject to many factors, some of which are beyond our control, including prevailing economic conditions.

As a result of these covenants, our ability to respond to changes in business and economic conditions and to obtain additional financing, if needed, may be significantly restricted, and we may be prevented from engaging in transactions that might otherwise be beneficial to us. In addition, our failure to comply with these covenants could result in a default under the 2029 Debentures, the 2021 Notes, the credit facilities, the Term Loan, and our other debt, which could permit the holders to accelerate such debt. If any of our debt is accelerated, we may not have sufficient funds available to repay such debt.

Goodwill and indefinite life intangible assets recorded as a result of our acquisitions could become impaired.

     As of December 31, 2013, our combined goodwill and indefinite life intangible assets amounted to $1,837.4 million. To the extent we do not generate sufficient cash flows to recover the net amount of any investments in goodwill and other indefinite life intangible assets recorded, the investment could be considered impaired and subject to write-off. We expect to record further goodwill and other indefinite life intangible assets as a result of future acquisitions we may complete. Future amortization of such assets or impairments, if any, of goodwill or indefinite life intangible assets would adversely affect our results of operations in any given period.

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

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
We have approximately 475 branches, of which approximately 325 are located in the United States, approximately 105 are located in Canada and the remainder are in other locations including Chile, Mexico, the United Kingdom, Singapore, China, and Australia. Approximately 26% of our branches are owned facilities, and the remainder are leased.
The following table summarizes our distribution centers:

	Square Feet	Leased/Owned
Location
Warrendale, PA	194,000	Owned
Sparks, NV	131,000	Leased
Byhalia, MS	148,000	Owned
Little Rock, AR	100,000	Leased
Madison, WI	136,000	Leased
Montreal, QC	126,000	Leased
Burnaby, BC	65,000	Owned
Edmonton, AB	101,000	Leased
Mississauga, ON	246,000	Leased
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

As initially reported in our 2008 Annual Report on Form 10-K, WESCO is a defendant in a lawsuit filed in a state court in Indiana in which a customer, ArcelorMittal Indiana Harbor, Inc. (“AIH”), alleges that the Company sold defective products to AIH in 2004 that were supplied to the Company by others. The lawsuit sought monetary damages in the amount of approximately $50 million. On February 14, 2013, the jury returned a verdict in favor of AIH and awarded damages in the amount of approximately $36.1 million, and judgment was entered on the jury's verdict. As a result, the Company recorded a $36.1 million charge to selling, general and administrative expenses in 2012. The Company disputes this outcome and filed a post-trial motion challenging the verdict alleging various errors that occurred during trial. The Company received letters from its insurers confirming insurance coverage of the matter and recorded a receivable in the quarter ended March 31, 2013 in an amount equal to the previously recorded liability. AIH also filed a post-trial motion asking the court to award additional amounts to AIH, including prejudgment and post-judgment interest. The Court denied the Company's post-trial motion on June 28, 2013 and granted in part AIH's motion, awarding prejudgment interest in the amount of $3.9 million and ordering post-judgment interest to accrue on the entire judgment at 8% per annum. In the quarter ended June 30, 2013, the Company received letters from its insurers confirming insurance coverage of all prejudgment and post-judgment interest related to the matter, and recorded a liability and a corresponding receivable in the amount of $4.7 million for all interest accrued in connection with this matter. Final judgment was entered by the court on July 16, 2013, and the Company is appealing the judgment. The Company has recorded an additional liability and a corresponding receivable in the amount of $1.6 million for post-judgment interest accrued in connection with this matter in the second half of 2013. The judgment may increase or decrease based on the outcome of the appellate proceedings that cannot be predicted with certainty.
Information relating to legal proceedings is included in Note 13, Commitments and Contingencies of the Notes to Consolidated Financial Statements and is incorporated herein by reference.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
     Market, Stockholder and Dividend Information. Our common stock is listed on the New York Stock Exchange under the symbol “WCC.” As of February 20, 2014, there were 44,383,594 shares of common stock outstanding held by approximately 21 holders of record. We have not paid dividends on the common stock and do not currently plan to pay dividends.  We do, however, evaluate the possibility from time to time. It is currently expected that earnings will be reinvested to support business growth, debt reduction or acquisitions. In addition, our Revolving Credit Facility and Term Loan Agreement restrict our ability to pay dividends. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” The following table sets forth the high and low sales prices per share of our common stock, as reported on the New York Stock Exchange, for the periods indicated.

	Sales Prices
Quarter	High	Low
2012
First	$67.34	$52.67
Second	68.19	52.29
Third	64.17	51.76
Fourth	67.72	55.02
2013
First	$77.49	$67.22
Second	77.83	65.46
Third	79.03	65.63
Fourth	91.12	73.78

Company Performance. The following stock price performance graph illustrates the cumulative total return on an investment in WESCO International, Inc., a 2013 Performance Peer Group, and the Russell 2000 Index. The graph covers the period from December 31, 2008 to December 31, 2013, and assumes that the value for each investment was $100 on December 31, 2008, and that all dividends were reinvested.

WESCO International, Inc. - Cumulative Total Shareholder Return

Cumulative Investment Value
(Index $100)
$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
$0

	2008	2009	2010	2011	2012	2013
WESCO International, Inc.	$100.00	$140.46	$274.57	$275.66	$350.65	$473.58
2013 Performance Peer Group	$100.00	$133.31	$183.15	$194.75	$228.03	$307.79
Russell 2000 Index	$100.00	$127.17	$161.32	$154.57	$179.84	$249.66

2013 Performance Peer Group:
Airgas, Inc.	Eaton Corporation Plc	MSC Industrial Direct Co., Inc.
Anixter International, Inc.	Emerson Electric Company	Pool Corporation
Applied Industrial Technologies, Inc.	Fastenal Company	Rockwell Automation, Inc.
Arrow Electronics, Inc.	Genuine Parts Company	Tech Data Corporation
Avnet, Inc.	Houston Wire & Cable Company	United Stationers, Inc.
Beacon Roofing Supply, Inc.	Hubbell, Inc.	W.W. Grainger, Inc.
Danaher Corporation	Ingram Micro, Inc.	Watsco Inc

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

Year Ended December 31,	2013	2012	2011	2010	2009
(Dollars in millions, except per share data)
Income Statement Data:
Net sales	$7,513.3	$6,579.3	$6,125.7	$5,063.9	$4,624.0
Cost of goods sold	5,967.9	5,247.8	4,889.2	4,065.4	3,724.1
Selling, general and administrative expenses	996.8	961.0	872.0	763.7	693.9
Depreciation and amortization	67.6	37.6	31.6	23.9	26.0
Income from operations	481.0	332.9	332.9	210.9	180.0
Interest expense, net	85.6	47.8	53.6	57.6	53.8
Loss on debt extinguishment / (gain) on debt exchange(1)	13.2	3.5	—	—	(6.0)
Other loss (income)(2)	2.3	—	—	(4.3)	(5.0)
Income before income taxes	379.9	281.6	279.3	157.6	137.2
Provision for income taxes	103.4	79.9	83.1	42.2	32.1
Net income	276.5	201.7	196.2	115.4	105.1
Net (income) loss attributable to noncontrolling interest(3)	(0.1)	0.1	0.1	—	—
Net income attributable to WESCO International, Inc.	$276.4	$201.8	$196.3	$115.4	$105.1
Earnings per common share attributable to WESCO International, Inc.
Basic	$6.26	$4.62	$4.54	$2.72	$2.49
Diluted	$5.25	$3.95	$3.96	$2.50	$2.46
Weighted average common shares outstanding
Basic	44.1	43.7	43.2	42.5	42.3
Diluted	52.7	51.1	49.6	46.1	42.7
Other Financial Data:
Capital expenditures	$27.8	$23.1	$33.3	$15.1	$13.0
Net cash provided by operating activities	315.1	288.2	167.5	127.3	291.7
Net cash (used) provided by investing activities	(18.2)	(1,311.0)	(81.3)	(220.5)	(10.7)
Net cash (used) provided by financing activities	(257.5)	1,044.0	(70.9)	30.6	(264.9)
Balance Sheet Data:
Total assets	$4,617.1	$4,629.6	$3,078.5	$2,826.8	$2,494.2
Total debt (including current and short-term debt)(4)	1,487.7	1,735.2	649.3	729.9	691.8
Stockholders’ equity(5)	1,764.8	1,553.7	1,345.9	1,148.6	996.3

(1)
Represents the loss recognized in 2013 related to the repayment of $500 million of the Company's Term Loan, the loss recognized in 2012 due to the redemption of all the outstanding 7.50% 2017 Senior Subordinated Notes due 2017 (the "2017 Notes") and the gain related to the 2009 convertible debt exchange. See Note 7 of the Notes to Consolidated Financial Statements.

(2)	Represents loss on the sale of the Company's Argentina business in 2013 and income from the LADD joint venture in 2010 and 2009.

(3)	Represents the portion of a net (income) loss attributable to a consolidated entity not owned by the Company.

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
Company Overview
In 2013, we strengthened our organization and talent base, made improvements to our operations and capital structure, expanded our international presence, improved productivity, and integrated four accretive acquisitions into our operations. Sales increased $934.0 million, or 14.2%, over the prior year. Acquisitions positively impacted consolidated sales by 14.6%, organic sales were flat, and foreign currency exchange negatively impacted sales by 0.4%. Cost of goods sold as a percentage of net sales was 79.4% and 79.8% in 2013 and 2012, respectively. Operating income of $481.0 million increased over the prior year primarily due to the integration of EECOL's operations in 2013, and due to the $36.1 million 2013 ArcelorMittal litigation recovery and related fourth quarter 2012 charge of the same amount. Net income attributable to WESCO International, Inc. increased 37.0% over the prior year to $276.4 million. Diluted earnings per share attributable to WESCO International, Inc. were $5.25 in 2013, compared with $3.95 in 2012.
Our end markets consist of industrial firms, electrical and data communications contractors, utilities, and commercial organizations, institutions and governmental entities. Our transaction types to these markets can be categorized as stock, direct ship and special order. Stock orders are filled directly from existing inventory and represented approximately 50% and 45% of total sales for 2013 and 2012, respectively. Approximately 39% and 42% of our total sales were direct ship sales for 2013 and 2012, respectively. Direct ship sales are typically custom-built products, large orders or products that are too bulky to be easily handled and, as a result, are shipped directly to the customer from the supplier. Special orders are for products that are not ordinarily stocked in inventory and are ordered based on a customer’s specific request. Special orders represent the remainder of total sales.
We have historically financed our working capital requirements, capital expenditures, acquisitions, share repurchases and new branch openings through internally generated cash flow, debt issuances, borrowings under our credit facilities and funding through our Receivables Facility.
Cash Flow
We generated $315.1 million in operating cash flow during 2013. Cash provided by operating activities included net income of $276.5 million and adjustments to net income totaling $122.1 million. Cash used in investing activities consisted primarily of purchases of capital assets totaling $27.8 million, partially offset by proceeds of $10.8 million from the sale of assets. Financing activities during 2013 consisted of borrowings and repayments of $833.5 million and $1,026.7 million, respectively, related to our Revolving Credit Facility, borrowings and repayments of $96.5 million and $87.9 million, respectively, related to our Receivables Facility, repayments of $541.2 million related to our Term Loans, borrowings of $500.0 million related to our recently issued senior notes due 2021, and repayments of $26.4 million which extinguished our mortgage financing facility. Financing activities in 2013 also included borrowings and repayments on our various international lines of credit of $72.9 million and $56.5 million, respectively.
Free cash flow for the years ended December 31, 2013 and 2012 was $308.4 million and $265.1 million, respectively.

The following table sets forth the components of free cash flow:

	Twelve Months Ended
	December 31,
Free Cash Flow:	2013	2012
(In millions)
Cash flow provided by operations	$315.1	$288.2
Less: Capital expenditures	(27.8)	(23.1)
Add: Non-recurring pension contribution	21.1	—
Free cash flow	$308.4	$265.1

Note: Free cash flow is non-GAAP financial measure provided by the Company as an additional indicator of liquidity. Capital expenditures are deducted from operating cash flow to determine free cash flow. Free cash flow is available to provide a source of funds for any of the Company's financing needs. During the quarter ended September 30, 2013, a non-recurring contribution was made to fund the Canadian EECOL pension plan. This contribution was required pursuant to the terms of the share purchase agreement by which the Company acquired EECOL in 2012. EECOL sellers fully funded this contribution by way of a direct reduction in the purchase price at the date of acquisition.

U.S. GAAP requires the contribution to be shown as a reduction of operating cash flow, however, it is added back to accurately reflect free cash flow.
Financing Availability
As of December 31, 2013, the Company had $605.6 million in total liquidity. Available borrowing capacity under our Revolving Credit Facility, which has a maturity date in August 2016, was $512.2 million, of which $265.7 million was the U.S. sub-facility borrowing limit and $246.5 million was the Canadian sub-facility borrowing limit. The remaining liquidity was provided by invested cash of $93.4 million. At any time on or after September 15, 2016, the Company may redeem all or a part of the 2029 Debentures plus accrued and unpaid interest. For further discussion related to the Debentures, refer to Note 7 of our Notes to the Consolidated Financial Statements. We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions. For further discussions refer to “Liquidity and Capital Resources.”
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

     Supplier Volume Rebates
We receive rebates from certain suppliers based on contractual arrangements with them. Since there is a lag between actual purchases and the rebates received from the suppliers, we must estimate and accrue the approximate amount of rebates available at a specific date. We record the amounts as other accounts receivable on the balance sheet. The corresponding rebate income is recorded as a reduction of cost of goods sold. The appropriate level of such income is derived from the level of actual purchases made by us from suppliers. Supplier volume rebate rates have historically ranged between approximately 0.8% and 1.4% of sales depending on market conditions. In 2013, the rebate rate was 1.4%.
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
A possible indicator of goodwill impairment is the relationship of a company’s market capitalization to its book value. As of December 31, 2013, our market capitalization exceeded our book value and there were no indications of impairment with any of the Company's reporting units.
The reported value of indefinite life trademarks totaled $101.9 million and $105.1 million at December 31, 2013 and 2012, respectively. One trademark valued at $16.6 million is most sensitive to a decline in financial performance. We are taking actions to improve our financial performance related to this business; however, we cannot predict whether or not there will be certain events that could adversely affect the reported value of this trademark.
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
     Income Taxes
We account for income taxes using the asset and liability method.  Under this method, deferred tax assets and liabilities result from (i) temporary differences in the recognition of income and expense for financial and income tax reporting requirements, and (ii) differences between the recorded value of assets acquired in business combinations accounted for as purchases for financial reporting purposes and their corresponding tax bases.  Deferred income tax assets are reduced by a valuation allowance if it is more-likely-than-not that some portion of the deferred income tax asset will not be realized.  In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations.

We recognize the tax benefit from an uncertain tax position only if it is at least more-likely-than-not that the tax position will be sustained upon examination by the taxing authorities based on the technical merits of the position.  The amount of the tax benefit that is recognized is measured as the largest amount of benefit that is more-likely-than-not to be realized upon effective settlement.  We will adjust the tax benefit recognized with regard to an uncertain tax position if our judgment changes as the result of the evaluation of new information not previously available.  Due to the subjectivity inherent in the evaluation of uncertain tax positions, the tax benefit ultimately recognized may materially differ from our estimate.  We recognize interest related to uncertain tax benefits as part of interest expense.  Penalties are recognized as part of income tax expense.

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

Year Ended December 31,	2013	2012	2011
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	79.4	79.8	79.8
Selling, general and administrative expenses	13.3	14.6	14.2
Depreciation and amortization	0.9	0.5	0.5
Income from operations	6.4	5.1	5.5
Interest expense	1.1	0.7	0.9
Loss on debt extinguishment	0.2	0.1	—
Income before income taxes	5.1	4.3	4.6
Provision for income taxes	1.4	1.2	1.4
Net income attributable to WESCO International, Inc.	3.7%	3.1%	3.2%
2013 Compared to 2012
     Net Sales. Sales in 2013 increased 14.2% to $7,513.3 million, compared with $6,579.3 million in 2012. The increase in sales included a positive impact from acquisitions of 14.6% and a negative impact from foreign exchange of 0.4%. Additionally, management estimates a price impact on net sales of approximately 0.2%.
     The following table sets forth normalized organic sales growth:

	Twelve Months Ended
	December 31,
Normalized Organic Sales:	2013	2012
Change in net sales	14.2%	7.4%
Less: Impact from acquisitions	14.6%	3.3%
Less: Impact from foreign exchange rates	(0.4)%	(0.3)%
Less: Impact from number of workdays	—%	—%
Normalized organic sales growth	—%	4.4%

Note: Normalized organic sales growth is a non-GAAP financial measure provided by the Company to provide a better understanding of the Company's sales growth trends. Normalized organic sales growth is calculated by deducting the percentage impact on net sales from acquisitions, foreign exchange rates and number of workdays from the overall percentage change in consolidated net sales.

     Cost of Goods Sold. Cost of goods sold increased 13.7% in 2013 to $5,967.9 million, compared with $5,247.9 million in 2012. Cost of goods sold as a percentage of net sales was 79.4% and 79.8% in 2013 and 2012, respectively. The decrease in cost of goods sold percentage was due to the positive margin impact from the Company's EECOL, Conney and Trydor acquisitions.
     Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses include costs associated with personnel, shipping and handling, travel, advertising, facilities, utilities and bad debts. SG&A expenses increased by $35.8 million, or 3.7%, to $996.8 million in 2013. The increase in SG&A expenses is primarily due to the EECOL, Conney and Trydor acquisitions. 2013 SG&A expenses include a $36.1 million favorable impact from the recognition of insurance coverage for a litigation-related charge recorded in 2012. Excluding the impact of this item in both periods, SG&A expenses were $1,032.9 million and $924.9 million, or 13.7% and 14.1% of sales, in 2013 and 2012, respectively.
     SG&A payroll expenses for 2013 of $720.2 million increased by $58.6 million compared to 2012. The increase in SG&A payroll expense was primarily due to an increase in salary expense of $71.7 million, partially offset by a decrease in commissions, incentives and benefits of $13.6 million. The increase in payroll expense was primarily due to an increase in headcount, which is the result of the EECOL, Conney and Trydor acquisitions.
     The remaining SG&A expenses for 2013 of $312.7 million increased by $49.4 million compared to 2012, primarily due to increased occupancy and transportation costs of $19.7 million and $13.9 million, respectively, related to recent acquisitions.
     Depreciation and Amortization. Depreciation and amortization increased $30.1 million to $67.6 million in 2013, compared with $37.6 million in 2012. The increase in depreciation and amortization was primarily due to the impact from the acquisitions of EECOL, Conney and Trydor in 2012. Amortization of intangible assets of EECOL, Conney and Trydor totaled $26.7 million for 2013.
     Income from Operations. Income from operations increased by $148.1 million to $481.0 million in 2013, compared to $332.9 million in 2012.
     Interest Expense. Interest expense totaled $85.6 million in 2013, compared with $47.8 million in 2012, an increase of 79.2%. Non-cash interest expense, which includes convertible debt interest, interest related to uncertain tax positions, and the amortization of deferred financing fees, for 2013 and 2012 was $10.2 million and $1.5 million, respectively.
The following table sets forth the components of interest expense:

	Twelve Months Ended
	December 31,
	2013	2012
(In millions)
Amortization of convertible debt	$4.3	$2.3
Amortization of deferred financing fees	4.9	2.6
Interest related to uncertain tax provisions	1.0	(3.4)
Non-Cash Interest Expense	10.2	1.5
Cash Interest Expense	75.4	46.3
	$85.6	$47.8

     Loss on Debt Extinguishment. In 2013 the Company incurred a loss on debt extinguishment of $13.2 million in connection with the repayment of $500 million of the Company's term loan. In 2012, a loss on debt extinguishment of $3.5 million was incurred due to the redemption of the 2017 Notes.
Loss on Sale of Argentina Business. The Company recorded a loss in 2013 of $2.3 million resulting from the sale and complete divestiture of its EECOL Electric Argentina operations. EECOL Electric Argentina was acquired in 2012 as part of the EECOL Electric acquisition.
     Income Taxes. Our effective income tax rate decreased to 27.2% in 2013, compared with 28.4% in 2012, primarily as a result of recording the tax benefit associated with certain foreign tax credits. Our effective tax rate is affected by the relative amounts of income earned in the United States and foreign jurisdictions and the related tax rate differentials on that income.
     Net Income. Net income increased by $74.8 million, or 37.1%, to $276.4 million in 2013, compared to $201.8 million in 2012.
     Net Income (Loss) attributable to noncontrolling interest. Net income attributable to noncontrolling interest was $0.1 million in 2013. Net loss attributable to noncontrolling interest totaled less than $0.1 million in 2012.

     Net Income attributable to WESCO International, Inc. Net income and diluted earnings per share attributable to WESCO International, Inc. on a consolidated basis totaled $276.4 million and $5.25 per share, respectively, in 2013, compared with $201.8 million and $3.95 per share, respectively, in 2012.
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
The following table sets forth normalized organic sales growth:

	Twelve Months Ended
	December 31,
Normalized Organic Sales:	2012	2011
Change in net sales	7.4%	21.0%
Less: Impact from acquisitions	3.3%	6.8%
Less: Impact from foreign exchange rates	(0.3)%	0.8%
Less: Impact from number of workdays	—%	—%
Normalized organic sales growth	4.4%	13.4%

     Cost of Goods Sold. Cost of goods sold increased 7.3% in 2012 to $5,247.9 million, compared with $4,889.1 million in 2011. Cost of goods sold as a percentage of net sales was 79.8% in both 2012 and 2011.
     Selling, General and Administrative Expenses. SG&A expenses include costs associated with personnel, shipping and handling, travel, advertising, facilities, utilities and bad debts. SG&A expenses increased by $89.0 million, or 10.2%, to $961.0 million in 2012. The increase in SG&A expenses is primarily due to the $36.1 million 2012 fourth quarter charge related to the ArcelorMittal jury verdict. Additionally, SG&A expenses increased due to the impact from recent acquisitions of $29.7 million and compensation expenses related to the growth in sales. As a percentage of net sales, SG&A expenses increased to 14.6% of sales, compared with 14.2% in 2011.
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

The following table sets forth the components of interest expense:

	Twelve Months Ended
	December 31,
	2012	2011
(In millions)
Amortization of convertible debt	$2.3	$2.5
Amortization of deferred financing fees	2.6	4.4
Interest related to uncertain tax provisions	(3.4)	1.9
Non-Cash Interest Expense	1.5	8.8
Cash Interest Expense	46.3	44.8
	$47.8	$53.6
     Loss on Debt Extinguishment. In 2012, a loss on debt extinguishment of $3.5 million was incurred due to the redemption of the 2017 Notes.
     Income Taxes. Our effective income tax rate decreased to 28.4% in 2012, compared with 29.8% in 2011, primarily as a result of the increase in taxable income outside the United States that is taxed at a lower rate. Our effective tax rate is affected by the relative amounts of income earned in the United States and foreign jurisdictions and the related tax rate differentials on that income.
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

Liquidity and Capital Resources
Total assets were $4.6 billion at December 31, 2013 and 2012. Total liabilities at December 31, 2013 compared to December 31, 2012 decreased by $223.6 million to $2.9 billion. The decrease in total liabilities was primarily due to a decrease in long-term debt of $247.8 million. Stockholders’ equity increased by 13.6% to $1.8 billion at December 31, 2013, compared with $1.6 billion at December 31, 2012, primarily as a result of net earnings of $276.4 million.
The following table sets forth our outstanding indebtedness:

As of December 31,	2013	2012
(In thousands)
Term Loan Facility, less debt discount of $3,934 and $9,936 in 2013 and 2012, respectively	$296,295	$840,827
Senior Notes due 2021	500,000	—
Mortgage financing facility	—	26,414
Accounts Receivable Securitization Facility	453,600	445,000
Revolving Credit Facility	22,558	218,295
International lines of credit	37,551	30,136
6.0% Convertible Senior Debentures due 2029, less debt discount of $170,752 and $173,708 in 2013 and 2012, respectively	174,149	171,213
Capital leases	3,505	3,220
Other notes	37	67
Total debt	1,487,695	1,735,172
Less current and short-term portion	(40,061)	(39,759)
Total long-term debt	$1,447,634	$1,695,413

The required annual principal repayments for all indebtedness for the next five years and thereafter, as of December 31, 2013 is set forth in the following table:

(In thousands)
2014	$40,061
2015	2,237
2016	478,259
2017	1,871
2018	1,691
Thereafter	1,138,262
Total payments on debt	1,662,381
Debt discount on convertible debentures and term loan facility	(174,686)
Total debt	$1,487,695

Our liquidity needs generally arise from fluctuations in our working capital requirements, capital expenditures, acquisitions and debt service obligations. As of December 31, 2013, we had $512.2 million in available borrowing capacity under our Revolving Credit Facility, which combined with invested cash of $93.4 million provided liquidity of $605.6 million. Invested cash included in our determination of liquidity represents cash deposited in interest bearing accounts. We believe cash provided by operations and financing activities will be adequate to cover our current operational and business needs.
We communicate on a regular basis with our lenders regarding our financial and working capital performance and liquidity position. We are in compliance with all covenants and restrictions contained in our debt agreements as of December 31, 2013.
Our financial leverage ratio as of December 31, 2013 and December 31, 2012 was 3.2 and 4.7, respectively.
The following table sets forth the Company's financial leverage ratio as of December 31, 2013 and December 31, 2012:

Twelve months ended December 31,	2013	2012
(Dollar amounts in millions)
Income from operations	$481.0	$332.8
Adjust for ArcelorMittal litigation (recovery) charge	(36.1)	36.1
Depreciation and amortization	67.6	37.6
Adjusted EBITDA	$512.5	$406.5

	December 31, 2013	December 31, 2012
Current debt	$40.1	$39.8
Long-term debt	1,447.6	1,695.4
Debt discount related to convertible debentures and term loan(1)	174.7	183.6
Total debt including debt discount	$1,662.4	$1,918.8
Less: Cash and cash equivalents	123.7	86.1
Total debt including debt discount, net of cash	1,538.7	1,832.7

Financial leverage ratio based on total debt	3.2	4.7
Financial leverage ratio based on total debt, net of cash	3.0	4.5

Note: Financial leverage is a non-GAAP financial measure provided by the Company as an indicator of capital structure position. Financial leverage ratio based on total debt is calculated by dividing total debt, including debt discount, by Adjusted EBITDA. Financial leverage ratio based on total debt, net of cash, is calculated by dividing total debt, including debt discount, net of cash, by Adjusted EBITDA. Adjusted EBITDA is defined as the trailing twelve months earnings before interest, taxes, depreciation and amortization, excluding the ArcelorMittal litigation charge. Financial leverage ratio based on total net debt is calculated by dividing total debt, including debt discount less cash and cash equivalents, by Adjusted EBITDA.

(1)The convertible debentures and term loan are presented in the consolidated balance sheets in long-term debt net of the unamortized discount.

At December 31, 2013, we had cash and cash equivalents totaling $123.7 million, of which $97.9 million was held by foreign subsidiaries. Included in cash held by foreign subsidiaries is approximately $31.5 million, which was obtained in connection with the acquisition of EECOL on December 14, 2012. This amount is expected to be returned to the sellers in the first half of 2014 and is fully accrued at December 31, 2013. The cash held by some of our foreign subsidiaries could be subject to additional U.S. income taxes if repatriated. We believe that we are able to maintain a sufficient level of liquidity for our domestic operations and commitments without repatriation of the cash held by these foreign subsidiaries.
Over the next several quarters, we expect to maintain working capital productivity, and it is expected that excess cash will be directed primarily at debt reduction and acquisitions. Our near term focus will be managing our working capital as we experience sales growth and maintaining ample liquidity and credit availability. We anticipate capital expenditures in 2014 to be at levels similar to 2013. We believe our balance sheet and ability to generate ample cash flow provides us with a durable business model and should allow us to fund expansion needs and growth initiatives.
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
The Term Loan Agreement provided a seven-year term loan facility (the “Term Loan Facility”), which consisted of two separate sub-facilities: (i) a Canadian sub-facility in an aggregate principal amount of CAD $150 million, issued at a 2.0% discount and (ii) a U.S. sub-facility in an aggregate principal amount of US $700 million, issued at a 1.0% discount. The proceeds of the Term Loan Facility were used to finance the acquisition of EECOL, to pay fees and expenses incurred in connection with the acquisition and certain other transactions. Subject to the terms of the Term Loan Agreement, the Borrowers may request incremental term loans from time to time in an aggregate principal amount not to exceed at any time US $300 million, with an equivalent principal amount in U.S. Dollars being calculated for any incremental term loan denominated in Canadian Dollars.
On November 19, 2013, the Borrowers and WESCO International entered into an amendment (the “Term Loan Amendment”) to the Term Loan Agreement. The Term Loan Amendment, among other things, reduced the applicable margin on U.S. term loans by 0.50% and the LIBOR floor applicable to the U.S. sub-facility from 1.00% to 0.75%. The modified pricing terms were effective December 13, 2013.
On November 26, 2013, WESCO Distribution sold $500 million aggregate principal amount of 5.375% Senior Notes due 2021 (the “2021 Notes”), and used the net proceeds plus excess cash to prepay $500 million under the Company's U.S. sub-facility of the Term Loan Facility (see discussion below under “5.375% Senior Notes due 2021” for additional information). The prepayment satisfied all remaining quarterly repayment obligations under the U.S. sub-facility. As a result, the Company recorded a non-cash pre-tax loss on debt extinguishment of $13.2 million in the fourth quarter of 2013. WESCO will amortize the remaining debt discount and financing costs over the life of the instrument. Non-cash interest expense of $2.2 million and $0.1 million was recorded for the years ended December 31, 2013 and 2012, respectively.
Borrowings under the Term Loan Facility bear interest at base rates plus applicable margins. At December 31, 2013, the interest rates on borrowings under the Canadian sub-facility and U.S. sub-facility were approximately 5.3% and 3.75%, respectively. At December 31, 2012, the interest rates on borrowings under the Canadian sub-facility and U.S. sub-facility were approximately 5.2% and 4.5%, respectively. The Canadian Borrower will pay quarterly installments of principal equal to 0.25% of the original principal amount of its term loan sub-facility, plus accrued and unpaid interest. To the extent not previously paid, the term loans will become due and payable on December 12, 2019, with any unpaid incremental term loans becoming due and payable on the respective maturity dates applicable to those incremental term loans. Other than in certain circumstances prior to June 13, 2014, at any time or from time to time, the Borrowers may prepay borrowings under the Term Loan Facility in whole or in part without premium or penalty. The Borrowers' obligations under the Term Loan Facility are secured by substantially all of the assets of the Borrowers, the Company and certain of the Company's other subsidiaries; provided that, with respect to borrowings under the U.S. sub-facility, the collateral does not include assets of certain foreign subsidiaries or more than 65% of the issued and outstanding equity interests in certain foreign subsidiaries.
The Term Loan Facility contains customary affirmative and negative covenants for credit facilities of this type. The Term Loan Facility also provides for customary events of default.

5.375% Senior Notes due 2021
In November 2013, WESCO Distribution issued $500 million aggregate principal amount of 2021 Notes through a private offering exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). The 2021 Notes were issued at 100% of par and are governed by an indenture (the “Indenture”) entered into on November 26, 2013 with WESCO International and U.S. Bank National Association, as trustee. The 2021 Notes are unsecured senior obligations of WESCO Distribution and are guaranteed on a senior unsecured basis by WESCO International. The 2021 Notes bear interest at a stated rate of 5.375%, payable semi-annually in arrears on June 15 and December 15 of each year, with the first interest payment occurring on June 15, 2014. In addition, WESCO recorded deferred financing fees related to the issuance of the 2021 Notes totaling $8.2 million which will be amortized over the life of the notes. The 2021 Notes mature on December 15, 2021. The net proceeds of the 2021 Notes were used to prepay a portion of the U.S. Term Loan sub-facility.
At any time on or after December 15, 2016, WESCO Distribution may redeem all or a part of the 2021 Notes. On and after December 15, 2019, WESCO Distribution may redeem all or a part of the 2021 Notes at a redemption price equal to 100% of the principal amount.
The Indenture governing the 2021 Notes contains customary covenants and customary events of default. In addition, upon a change of control, the holders of 2021 Notes have the right to require WESCO Distribution to repurchase all or any part of the 2021 Notes at a redemption price equal to 101% of the principal amount, plus accrued and unpaid interest.
Mortgage Financing Facility
In 2003, WESCO finalized a mortgage financing facility of $51 million. This facility was extinguished with repayments of $26.4 million in the first quarter of 2013. The interest rate on borrowings under this facility was fixed at 6.5%.
Accounts Receivable Securitization Facility
On September 20, 2013, WESCO Distribution and its subsidiary WESCO Receivables Corp. entered into an amendment (the “Amendment”) of the Third Amended and Restated Receivables Purchase Agreement (the “Receivables Facility”). The Amendment increased the purchase limit under the Receivables Facility from $475 million to $500 million, with the opportunity to exercise an accordion feature which permits increases in the purchase limit of up to an additional $100 million, extended the term of the Receivables Facility to September 20, 2016, and added and amended certain defined terms. The Amendment also reduced the interest rate spread and commitment fee from 1.10% to 0.95% and from 0.55% to 0.45%, respectively. Substantially all other provisions of the Receivables Facility remained unchanged.
Under the Receivables Facility, WESCO sells, on a continuous basis, an undivided interest in all domestic accounts receivable to WESCO Receivables Corp., a wholly owned special purpose entity (the “SPE”). The SPE sells, without recourse, a senior undivided interest in the receivables to financial institutions for cash while maintaining a subordinated undivided interest in the receivables, in the form of overcollateralization. WESCO has agreed to continue servicing the sold receivables for the third-party conduits and financial institutions at market rates; accordingly, no servicing asset or liability has been recorded.
As of December 31, 2013 and 2012, accounts receivable eligible for securitization totaled approximately $586.4 million and $601.1 million, respectively. The consolidated balance sheets as of December 31, 2013 and 2012 include $453.6 million and $445.0 million, respectively, of account receivable balances legally sold to third parties, as well as borrowings for equal amounts. At December 31, 2013 and 2012, the interest rate on borrowings under this facility was approximately 1.2% and 1.4%, respectively.
Revolving Credit Facility
The revolving credit facility (the “Revolving Credit Facility”) was entered into pursuant to the terms and conditions of an Amended and Restated Credit Agreement, dated as of December 12, 2012 (the “Credit Agreement”), among WESCO Distribution, the other US Borrowers party thereto, WESCO Distribution Canada LP (“WESCO Canada”) and WDCC, as Canadian Borrowers, the other Loan Parties party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent. Subsequent to the acquisition of EECOL on December 14, 2012, EECOL was added as a Canadian Borrower. On November 19, 2013, WESCO Distribution and certain other subsidiaries of the Company entered into a First Amendment to Amended and Restated Credit Agreement and Waiver (the “First Amendment”). The First Amendment, among other things, revised certain covenants and financial statement covenant calculations in the Credit Agreement. The Revolving Credit Facility contains an accordion feature allowing WESCO Distribution to request increases to the borrowing commitments under the Credit Facility of up to US $100 million in the aggregate.
The Revolving Credit Facility matures in August 2016 and consists of two separate sub-facilities: (i) a Canadian sub-facility with a borrowing limit of up to US $400 million, which is collateralized by substantially all assets of WESCO Canada, WDCC and EECOL, and (ii) a U.S. sub-facility with a borrowing limit of up to US $600 million less the amount of outstanding borrowings under the Canadian sub-facility. The U.S. sub-facility is collateralized by substantially all assets of WESCO Distribution and its U.S. subsidiaries other than real property and accounts receivable sold or intended to be sold pursuant to the Receivables Facility. Availability under the Revolving Credit Facility is based upon the amount of eligible inventory and receivables applied against certain advance rates. The applicable interest rate for borrowings under the Revolving Credit Facility includes interest rate spreads based on available borrowing capacity that range between 1.50% and 2.00% for LIBOR and CDOR-based borrowings and 0.50% and 1.00% for prime rate-based borrowings. The otherwise applicable interest rate is reduced by 0.25% if the Company's leverage ratio falls below a ratio of 2.5 to 1.0. At December 31, 2013, the interest rate on borrowings under this facility was approximately 3.5%.
The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type. Subject to the terms of the Credit Agreement, the Company is permitted to pay dividends, repurchase common stock or repurchase indebtedness without limitation so long as pro forma combined availability under the Revolving Credit Facility and the Receivables Facility exceeds US $163.8 million and the adjusted fixed charge ratio is not less than a ratio of 1.1 to 1.0.
During 2013, WESCO borrowed $833.5 million in the aggregate under the Revolving Credit Facility and made repayments in the aggregate amount of $1,026.7 million. During 2012, aggregate borrowings and repayments were $814.1 million and $632.9 million, respectively. WESCO had $512.2 million available under the Revolving Credit facility at December 31, 2013, after giving effect to outstanding letters and international lines of credit, as compared to approximately $270.9 million at December 31, 2012.
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
International Lines of Credit
Certain foreign subsidiaries of WESCO have entered into uncommitted lines of credit, which serve as overdraft facilities, to support local operations. The maximum borrowing limit varies by facility and ranges between US $1.0 million and US $15.0 million. The applicable interest rate for borrowings under these lines of credit varies by country and is governed by the applicable loan agreement. The international lines of credit are renewable on an annual basis and certain facilities are fully and unconditionally guaranteed by WESCO Distribution. Accordingly, these lines directly reduce availability under the Revolving Credit Facility.
1.75% Convertible Senior Debentures due 2026
Proceeds of $300 million were received in connection with the issuance of the 2026 Debentures by WESCO International in November 2006. On August 27, 2009, WESCO International completed an exchange offer pursuant to which it issued $345 million in aggregate principal amount of 2029 Debentures in exchange for approximately $299.7 million and $57.7 million in aggregate principal amounts of its outstanding 2026 Debentures and 2025 Debentures, respectively (see the 6.0% Convertible Senior Debentures due 2029 discussion below for additional information). On November 30, 2011, WESCO International announced that it would redeem all of its 2026 Debentures on January 3, 2012. WESCO International redeemed the remaining $0.1 million aggregate principal amount of outstanding 2026 Debentures at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest. Following the redemption on January 3, 2012, there were no 2026 Debentures outstanding.
6.0% Convertible Senior Debentures due 2029
On August 27, 2009, WESCO International completed an exchange offer pursuant to which it issued $345 million in aggregate principal amount of 2029 Debentures in exchange for approximately $299.7 million and $57.7 million in aggregate principal amounts of its outstanding 2026 Debentures and 2025 Debentures, respectively. As a result of the debt exchange, WESCO recorded a gain of $6.0 million, which included the write-off of debt issuance costs. The 2029 Debentures were issued pursuant to an Indenture dated August 27, 2009 (the “Indenture”), with The Bank of New York Mellon, as trustee, and are unconditionally guaranteed on an unsecured senior subordinate basis by WESCO Distribution.

WESCO utilized an interest rate of 13.875% to reflect the non-convertible debt borrowing rate of its offering upon issuance, which was determined based on discussions with its financial institutions and a review of relevant market data, and resulted in a $181.2 million discount to the 2029 Debenture balance and a net increase in additional capital of $106.5 million. In addition, the financing costs related to the issuance of the 2029 Debentures were allocated between the debt and equity components. WESCO is amortizing the debt discount and financing costs over the life of the instrument. Non-cash interest expense of $10.2 million and $1.5 million was recorded for the years ended December 31, 2013 and 2012, respectively. The debt discount amortization will approximate $3.4 million in 2014, $3.9 million in 2015, $4.5 million in 2016, $5.1 million in 2017, and $5.8 million in 2018.
While the 2029 Debentures accrue interest at an effective interest rate of 13.875% (as described above), the coupon interest rate of 6.0% per annum is payable in cash semi-annually in arrears on each March 15 and September 15. Beginning with the six-month period commencing September 15, 2016, WESCO International will also pay contingent interest during any six-month period in which the trading price of the 2029 Debentures for each of the five trading days ending on the second trading day immediately preceding the first day of the applicable six-month interest period equals or exceeds 120% of the principal amount of the 2029 Debentures. During any six-month period when contingent interest shall be payable, the contingent interest payable per $1,000 principal amount of 2029 Debentures will equal 0.25% of the average trading price of $1,000 principal amount of the 2029 Debentures during the five trading days ending on the second trading day immediately preceding the first day of the applicable six-month interest period. In accordance with guidance related to derivatives and hedging, the contingent interest feature of the 2029 Debentures is an embedded derivative that is not considered clearly and closely related to the host contract. The contingent interest component had no significant value at December 31, 2013 or 2012.
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
The following table sets forth the components of WESCO's outstanding convertible debenture indebtedness:

	December 31, 2013			December 31, 2012
	Principal Balance	Discount	Net Carrying Amount	Principal Balance	Discount	Net Carrying Amount
(In thousands)
2029 Convertible Debentures	344,901	(170,752)	174,149	344,921	(173,708)	171,213
Covenant Compliance
We were in compliance with all relevant covenants contained in our debt agreements as of December 31, 2013.
Cash Flow
An analysis of cash flows for 2013 and 2012 follows:
     Operating Activities. Cash provided by operating activities for 2013 totaled $315.1 million, compared with $288.2 million of cash generated in 2012. Cash provided by operating activities included net income of $276.5 million and adjustments to net income totaling $122.1 million. Others sources of cash in 2013 were generated from an increase in accounts payable of $37.8 million. Primary uses of cash in 2013 included a $43.0 million increase in other accounts receivable, a $30.5 million increase in trade receivables, a $19.2 million decrease in accrued payroll and benefit costs, an $19.2 million increase in prepaid expenses and other noncurrent assets, and $9.3 million for the increase in inventory. In 2012, primary sources of cash were net income of $201.8 million and adjustments to net income totaling $61.6 million. Others sources of cash in 2012 were generated from a decrease in trade receivables of $58.2 million, $25.0 million for the increase in other current and noncurrent liabilities and a decrease in prepaid expenses and other current assets of $19.6 million. Primary uses of cash in 2012 included $29.3 million for the increase in inventory, $24.3 million for the decrease in payables and $21.8 million for the increase in other accounts receivable.

     Investing Activities. Net cash used by investing activities in 2013 was $18.2 million, compared with $1,311.0 million of net cash used in 2012. Capital expenditures were $27.8 million and $23.1 million in 2013 and 2012, respectively. Proceeds from the sale of assets were $10.8 million and $1.6 million in 2013 and 2012, respectively. During 2012, payments of $1,289.5 million were made for the acquisition of the businesses of EECOL, RS, Trydor and Conney.
     Financing Activities. Net cash used by financing activities in 2013 was $257.5 million, compared with $1,044.0 million of net cash provided in 2012. During 2013 financing activities consisted of borrowings and repayments of $833.5 million and $1,026.7 million, respectively, related to our Revolving Credit Facility, borrowings and repayments of $96.5 million and $87.9 million, respectively, related to our Receivables Facility, repayments of $541.2 million related to our Term Loan Facility, borrowings of $500.0 million related to our recently issued 2021 Notes, and repayments of $26.4 million which extinguished our mortgage financing facility. Financing activities in 2013 also included borrowings and repayments on our various international lines of credit of $72.9 million and $58.3 million, respectively. During 2012, financing activities consisted of borrowings and repayments of $787.0 million and $605.7 million, respectively, related to our Revolving Credit Facility, borrowings and repayments of $672.1 million and $477.1 million, respectively, related to our Receivables Facility, borrowings of $840.8 related to the Term Loan Facility, and repayments of $150.0 related to early redemption of all the outstanding 2017 Notes.
Contractual Cash Obligations and Other Commercial Commitments
The following summarizes our contractual obligations, including interest, at December 31, 2013 and the effect such obligations are expected to have on liquidity and cash flow in future periods.

	2014	2015 to 2016	2017 to 2018	2019 - After	Total
(In millions)
Contractual cash obligations (including interest):
Debt, excluding debt discount	$40.1	$480.5	$3.6	$1,138.3	$1,662.5
Interest on indebtedness(1)	68.4	131.7	121.7	313.3	635.1
Non-cancelable operating leases	55.9	92.2	60.9	63.7	272.7
Total contractual cash obligations	$164.4	$704.4	$186.2	$1,515.3	$2,570.3

(1)	Interest on the variable rate debt was calculated using the rates and balances outstanding at December 31, 2013.
Purchase orders for inventory requirements and service contracts are not included in the table above. Generally, our purchase orders and contracts contain clauses allowing for cancellation. We do not have significant agreements to purchase material or goods that would specify minimum order quantities. Also, we do not consider obligations to taxing authorities for uncertain tax benefits to be contractual obligations requiring disclosure due to the uncertainty surrounding the ultimate settlement and timing of these obligations. As such, we have not included $34.1 million of such estimated liability in the table above.
Inflation
The rate of inflation, as measured by changes in the producer price index, affects different commodities, the cost of products purchased and ultimately the pricing of our different products and product classes to our customers. Our pricing related to inflation did not have a material impact on our sales revenue for the year ended December 31, 2013. Historically, price changes from suppliers have been consistent with inflation and have not had a material impact on the results of operations.
Seasonality
Our operating results are not significantly affected by seasonal factors. Sales during the first quarter are affected by a reduced level of activity. Sales during the second, third and fourth quarters are generally 4-6% higher than the first quarter. Sales typically increase beginning in March, with slight fluctuations per month through October. During periods of economic expansion or contraction our sales by quarter have varied significantly from this pattern.
Impact of Recently Issued Accounting Standards
See Note 2 of our Notes to the Consolidated Financial Statements for information regarding the effect of new accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks.
Foreign Currency Risks
Approximately 70% of our sales are denominated in U.S. dollars and are primarily from customers in the United States. As a result, currency fluctuations are currently not material to our operating results. We do have foreign subsidiaries located in North America, South America, Europe, Africa, Asia and Australia and may establish additional foreign subsidiaries in the future. Accordingly, we may derive a larger portion of our sales from international operations, and a portion of these sales may be denominated in foreign currencies. As a result, our future operating results could become subject to fluctuations in the exchange rates of those currencies in relation to the U.S. dollar. Furthermore, to the extent that we engage in international sales denominated in U.S. dollars, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets. We have monitored and will continue to monitor our exposure to currency fluctuations.
Interest Rate Risk
     Fixed Rate Borrowings: Approximately 51% of our debt portfolio is comprised of fixed rate debt. At various times, we have refinanced our debt to mitigate the impact of interest rate fluctuations. As the 2021 Notes and 2029 Debentures were issued at fixed rates, interest expense would not be impacted by interest rate fluctuations, although market value would be. The aggregate fair value of the 2021 Notes and 2029 Debentures was $505.6 million and $1,124.3 million, respectively, at December 31, 2013. Interest expense on our other fixed rate debt also would not be impacted by changes in market interest rates. For this fixed rate debt, fair value approximated carrying value at December 31, 2013 (see Note 7 to the Consolidated Financial Statements).

     Floating Rate Borrowings: The Company's variable rate borrowings at December 31, 2013 were comprised of the amounts outstanding under the Term Loan Facility, Receivables Facility and Revolving Credit Facility. The fair value of these debt instruments at December 31, 2013 approximated carrying value, which totaled $776.4 million. We entered into the Term Loan Facility on December 12, 2012 and the proceeds were primarily used to finance the acquisition of EECOL. Borrowings under the U.S. and Canadian sub-facilities of the Term Loan Facility bear interest at 0.75% and 1.0%, respectively, or, if greater, the applicable LIBOR (London Interbank Offered Rate) / CDOR (Canadian Dealer Offered Rate) or base rates plus applicable margins and therefore are subject to fluctuations in interest rates. We borrow under our Revolving Credit Facility and Receivables Facility for general corporate purposes, including working capital requirements and capital expenditures. Borrowings under our Revolving Credit Facility bear interest at base rates plus applicable margins, whereas, borrowings under the Receivables Facility bear interest at the 30 day LIBOR plus applicable margins. A 100 basis point increase or decrease in interest rates would not have a significant impact on future earnings under our current capital structure.

Item 8. Financial Statements and Supplementary Data.
The information required by this item is set forth in our Consolidated Financial Statements contained in this Annual Report on Form 10-K. Specific financial statements can be found at the pages listed below:
WESCO International, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of WESCO International, Inc.:

In our opinion, the consolidated balance sheets and the related consolidated statements of comprehensive income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of WESCO International, Inc. and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
February 21, 2014

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
	(Dollars in thousands, except share data)
Assets
Current Assets:
Cash and cash equivalents	$123,725	$86,099
Trade accounts receivable, net of allowance for doubtful accounts of $19,309 and $17,242 in 2013 and 2012, respectively	1,045,054	1,036,235
Other accounts receivable	130,043	89,801
Inventories, net	787,324	793,974
Current deferred income taxes (Note 9)	44,691	42,151
Income taxes receivable	18,426	8,849
Prepaid expenses and other current assets	49,278	44,728
Total current assets	2,198,541	2,101,837
Property, buildings and equipment, net (Note 6)	198,654	210,723
Intangible assets, net (Note 3)	439,167	496,761
Goodwill (Note 3)	1,734,391	1,777,797
Deferred income taxes (Note 9)	1,733	1,342
Other assets	44,622	41,169
Total assets	$4,617,108	$4,629,629
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$735,097	$706,580
Accrued payroll and benefit costs (Note 11)	56,548	86,375
Short-term debt (Note 7)	37,551	30,136
Current portion of long-term debt (Note 7)	2,510	9,623
Bank overdrafts	37,718	39,641
Current deferred income taxes (Note 9)	175	1,018
Other current liabilities	174,990	134,622
Total current liabilities	1,044,589	1,007,995
Long-term debt, net of discount of $174,686 and $183,644 in 2013 and 2012, respectively (Note 7)	1,447,634	1,695,413
Deferred income taxes (Note 9)	316,623	300,470
Other noncurrent liabilities	43,471	72,060
Total liabilities	$2,852,317	$3,075,938
Commitments and contingencies (Note 13)
Stockholders’ Equity:
Preferred stock, $.01 par value; 20,000,000 shares authorized, no shares issued or outstanding (Note 8)	—	—
Common stock, $.01 par value; 210,000,000 shares authorized, 58,107,304 and 57,824,548 shares issued and 44,267,460 and 44,061,451 shares outstanding in 2013 and 2012, respectively (Note 8)	581	579
Class B nonvoting convertible common stock, $.01 par value; 20,000,000 shares authorized, 4,339,431 issued and no shares outstanding in 2013 and 2012, respectively	43	43
Additional capital (Note 8)	1,082,772	1,065,550
Retained earnings	1,368,386	1,092,719
Treasury stock, at cost; 18,179,275 and 18,102,528 shares in 2013 and 2012, respectively	(610,430)	(604,050)
Accumulated other comprehensive income	(76,543)	(1,044)
Total WESCO International stockholders' equity	1,764,809	1,553,797
Noncontrolling interest	(18)	(106)
Total stockholders’ equity	1,764,791	1,553,691
Total liabilities and stockholders’ equity	$4,617,108	$4,629,629
The accompanying notes are an integral part of the consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2013	2012	2011
	(In thousands, except per share data)
Net sales	$7,513,342	$6,579,301	$6,125,718
Cost of goods sold (excluding depreciation and amortization below)	5,967,892	5,247,855	4,889,149
Selling, general and administrative expenses	996,810	961,014	871,983
Depreciation and amortization	67,642	37,561	31,607
Income from operations	480,998	332,871	332,979
Interest expense, net	85,607	47,762	53,603
Loss on debt extinguishment (Note 7)	13,225	3,470	—
Loss on sale of Argentina business	2,315	—	—
Income before income taxes	379,851	281,639	279,376
Provision for income taxes (Note 9)	103,333	79,880	83,136
Net income	276,518	201,759	196,240
Less: Net income (loss) attributable to noncontrolling interest	88	(18)	(11)
Net income attributable to WESCO International, Inc.	$276,430	$201,777	$196,251
Comprehensive Income:
Foreign currency translation adjustment	(83,172)	(9,013)	(12,576)
Post retirement benefit plan adjustments (Note 11)	7,673	—	—
Comprehensive income attributable to WESCO International, Inc.	$200,931	$192,764	$183,675

Earnings per share attributable to WESCO International, Inc. (Note 10)
Basic	$6.26	$4.62	$4.54
Diluted	$5.25	$3.95	$3.96
The accompanying notes are an integral part of the consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

										Accumulated Other
			Class B			Retained				Comprehensive
	Common Stock		Common Stock		Additional	Earnings	Treasury Stock		Noncontrolling	Income
(Dollars in thousands)	Amount	Shares	Amount	Shares	Capital	(Deficit)	Amount	Shares	Interest	(Loss)
Balance, December 31, 2010	$566	56,576,250	$43	4,339,431	$1,018,683	$697,676	$(591,007)	(17,905,740)	$—	$22,633
Exercise of stock options, including tax benefit of $5,365, and vesting of restricted stock units, net of taxes	6	531,121			5,783		(7,838)	(146,614)
Stock-based compensation expense					15,407
Conversion of 2029 debentures	—	589			(5)
Issuance of treasury stock					(582)		957	28,994
Tax withholding related to vesting of restricted stock units and retirement of common stock	(1)	(86,437)			(2,419)	(2,138)	4,559	86,437
Noncontrolling interest									(77)
Net income						196,251			(11)
Translation adjustment										(12,576)
Balance, December 31, 2011	$571	57,021,523	$43	4,339,431	$1,036,867	$891,789	$(593,329)	(17,936,923)	$(88)	$10,057
Exercise of stock options, including tax benefit of $11,139	8	829,401			14,310		(12,277)	(192,669)
Stock-based compensation expense					15,088
Conversion of 2029 debentures		688			(5)
Tax withholding related to vesting of restricted stock units and retirement of common stock	—	(27,064)			(710)	(847)	1,556	27,064
Noncontrolling interest									(18)
Net income						201,777
Translation adjustment										(11,101)
Balance, December 31, 2012	$579	57,824,548	$43	4,339,431	$1,065,550	$1,092,719	$(604,050)	(18,102,528)	$(106)	$(1,044)
Exercise of stock options, including tax benefit of $2,022	3	304,441			2,052		(7,885)	(98,857)
Stock-based compensation expense					15,917
Conversion of 2029 debentures	(1)	425			(2)
Tax withholding related to vesting of restricted stock units and retirement of common stock		(22,110)			(745)	(763)	1,505	22,110
Noncontrolling interest									88
Net income						276,430
Translation adjustment										(83,172)
Benefit plan adjustments										7,673
Balance, December 31, 2013	$581	58,107,304	$43	4,339,431	$1,082,772	$1,368,386	$(610,430)	(18,179,275)	$(18)	$(76,543)

The accompanying notes are an integral part of the consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Operating Activities:
Net income	$276,518	$201,759	$196,240
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67,642	37,561	31,607
Stock-based compensation expense	15,917	15,088	15,407
Amortization of debt issuance costs	4,880	2,655	4,435
Amortization of debt discount	4,308	2,260	2,499
Loss on debt extinguishment	13,229	1,595	—
(Gain) loss on sale of property, buildings and equipment	(4,174)	(546)	304
Loss on sale of Argentina business	2,315	—	—
Excess tax benefit from stock-based compensation	(3,631)	(11,358)	(5,408)
Interest related to uncertain tax positions	952	(3,371)	1,901
Deferred income taxes	20,635	17,685	14,373
Changes in assets and liabilities
Trade receivables, net	(30,464)	58,194	(137,673)
Other accounts receivable	(42,983)	(21,779)	(5,818)
Inventories, net	(9,339)	(29,339)	(33,769)
Prepaid expenses and other current assets	(19,196)	19,588	11,268
Accounts payable	37,789	(24,346)	101,677
Accrued payroll and benefit costs	(19,163)	(2,498)	9,988
Other current and noncurrent liabilities	(94)	25,036	(39,498)
Net cash provided by operating activities	315,141	288,184	167,533
Investing Activities:
Capital expenditures	(27,825)	(23,084)	(33,347)
Acquisition payments, net of cash acquired	—	(1,289,480)	(48,093)
Proceeds from sale of assets	10,807	1,558	97
Other investing activities	(1,205)	—	—
Net cash used in investing activities	(18,223)	(1,311,006)	(81,343)
Financing Activities:
Proceeds from issuance of short-term debt	72,895	24,569	—
Repayments of short-term debt	(58,288)	(9,969)	—
Proceeds from issuance of long-term debt	1,429,956	2,299,797	648,557
Repayments of long-term debt	(1,682,189)	(1,244,030)	(730,897)
Debt issuance costs	(12,222)	(17,757)	(4,703)
Proceeds from the exercise of stock options	30	3,174	419
Excess tax benefit from stock-based compensation	3,631	11,358	5,408
Repurchase of common stock	(7,890)	(12,280)	(7,840)
(Decrease) increase in bank overdrafts	(1,954)	(8,283)	19,899
Payments on capital lease obligations	(1,488)	(2,531)	(1,751)
Net cash (used) provided by financing activities	(257,519)	1,044,048	(70,908)
Effect of exchange rate changes on cash and cash equivalents	(1,773)	1,004	(4,990)
Net change in cash and cash equivalents	37,626	22,230	10,292
Cash and cash equivalents at the beginning of period	86,099	63,869	53,577
Cash and cash equivalents at the end of period	$123,725	$86,099	$63,869
Supplemental disclosures:
Cash paid for interest	$75,109	$43,713	$43,446
Cash paid for taxes	90,678	51,733	79,189
Non-cash investing and financing activities:
Property, buildings and equipment acquired through capital leases	1,970	3,216	1,112
The accompanying notes are an integral part of the consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION
WESCO International, Inc. ("WESCO International") and its subsidiaries (collectively, “WESCO”), headquartered in Pittsburgh, Pennsylvania, is a full-line distributor of electrical, industrial and communications maintenance, repair and operating (“MRO”) and original equipment manufactures (“OEM”) products, construction materials, and advanced supply chain management and logistics services used primarily in the industrial, construction, utility and commercial, institutional and government markets. We serve over 75,000 active customers globally, through approximately 475 full service branches and nine distribution centers located primarily in the United States, Canada and Mexico, with operations in 15 additional countries.
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
     Revenue Recognition
Revenues are recognized for product sales when title, ownership and risk of loss pass to the customer or for services when the service is rendered. In the case of stock sales and special orders, a sale occurs at the time of shipment from WESCO's distribution point, as the terms of WESCO’s sales are typically FOB shipping point. In cases where WESCO processes customer orders but ships directly from its suppliers, revenue is recognized once product is shipped and title has passed. In all cases, revenue is recognized once the sales price to the customer is fixed or is determinable and WESCO has reasonable assurance as to the collectability.
In certain customer arrangements, WESCO provides services such as inventory management. WESCO may perform some or all of the following services for customers: determine inventory stocking levels; establish inventory reorder points; launch purchase orders; receive material; put away material; and pick material for order fulfillment. WESCO recognizes revenue for services rendered during the period based upon a previously negotiated fee arrangement. WESCO also sells inventory to these customers and recognizes revenue at the time title and risk of loss transfers to the customer. The amount of revenue attributed to these services totaled $24.2 million, $17.6 million, and $10.8 million in 2013, 2012 and 2011, respectively.
     Selling, General and Administrative Expenses
WESCO includes warehousing, purchasing, branch operations, information services, and marketing and selling expenses in this category, as well as other types of general and administrative costs.
     Supplier Volume Rebates
WESCO receives volume rebates from certain suppliers based on contractual arrangements with such suppliers. Volume rebates are included within other accounts receivable on the balance sheet, and represent the estimated amounts due to WESCO under the rebate provisions of the various supplier contracts. The corresponding rebate income is recorded as a reduction of cost of goods sold. The appropriate level of such income is derived from the level of actual purchases made by WESCO from suppliers. Receivables under the supplier rebate program were $75.0 million at December 31, 2013 and $68.7 million at December 31, 2012. Supplier volume rebate rates have historically ranged between approximately 0.8% and 1.4% of sales depending on market conditions. In 2013, the rebate rate was 1.4%.
     Shipping and Handling Costs and Fees
WESCO records the costs and fees associated with transporting its products to customers as a component of selling, general and administrative expenses. These costs totaled $63.8 million, $49.9 million and $50.9 million in 2013, 2012 and 2011, respectively.
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
     Allowance for Doubtful Accounts
WESCO maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. WESCO has a systematic procedure using estimates based on historical data and reasonable assumptions of collectability made at the local branch level and on a consolidated corporate basis to calculate the allowance for doubtful accounts. If the financial condition of WESCO’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The allowance for doubtful accounts was $19.3 million at December 31, 2013 and $17.2 million at December 31, 2012. The total amount recorded as selling, general and administrative expense related to bad debts was $2.9 million, $1.1 million and $6.6 million for 2013, 2012 and 2011, respectively.
     Inventories
Inventories primarily consist of merchandise purchased for resale and are stated at the lower of cost or market. Cost is determined principally under the average cost method. WESCO makes provisions for obsolete or slow-moving inventories as necessary to reflect reduction in inventory value. WESCO writes down its inventory to its net realizable value based on internal factors derived from historical analysis of actual losses. Retrospectively, WESCO identifies items at risk of becoming obsolete, which are defined as excess of 36 months supply relative to demand or movement. WESCO then analyzes the ultimate disposition of previously identified excess inventory items, such as sold, returned to supplier, or scrapped. This item by item analysis allows WESCO to develop an estimate of the historical likelihood that an item identified as being in excess supply ultimately becomes obsolete. WESCO applies the estimate to inventory items currently in excess of 36 months supply, and reduces its inventory carrying value by the derived amount. Reserves for excess and obsolete inventories were $17.4 million and $16.7 million at December 31, 2013 and 2012, respectively. The total expense related to excess and obsolete inventories, included in cost of goods sold, was $7.5 million, $11.4 million and $5.5 million for 2013, 2012 and 2011, respectively. WESCO absorbs into the cost of inventory certain overhead expenses related to inventory such as purchasing, receiving and storage and at December 31, 2013 and 2012, $62.1 million and $62.2 million, respectively, of these costs were included in ending inventory.
     Other Assets
WESCO amortizes deferred financing fees over the term of the various debt instruments. Deferred financing fees in the amount of $12.2 million were incurred during the year ending December 31, 2013. As of December 31, 2013 and 2012, the amount of other assets related to unamortized deferred financing fees was $24.8 million and $26.4 million, respectively.
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
WESCO assesses its long-lived assets for impairment by periodically reviewing operating performance and respective utilization of real and tangible assets. Upon closure of any branch, asset usefulness and remaining life are evaluated and charges are taken as appropriate. Of WESCO’s $198.7 million net book value of property, plant and equipment as of December 31, 2013, $125.3 million consists of land, buildings and leasehold improvements and are geographically dispersed among WESCO’s 475 branches and nine distribution centers, mitigating the risk of impairment. Approximately $33.3 million of assets consist of computer equipment and capitalized software and are evaluated for use and serviceability relative to carrying value. The remaining fixed assets, mainly furniture and fixtures, warehousing equipment and transportation equipment, are similarly evaluated for serviceability and use.

     Goodwill and Indefinite Life Intangible Assets
Goodwill and indefinite life intangible assets are tested for impairment annually during the fourth quarter using information available at the end of September, or more frequently if events or circumstances occur indicating that their carrying value may not be recoverable. The evaluation of impairment involves comparing the current fair value of goodwill and indefinite life intangible assets to the recorded value. WESCO estimates the fair value of goodwill using a combination of discounted cash flow analyses and market multiples. Assumptions used for these fair value techniques are based on a combination of historical results, current forecasts, market data and recent economic events. WESCO evaluates the recoverability of indefinite life intangible assets using a discounted cash flow analysis based on projected financial information. The determination of fair value involves significant judgment and management applies its best judgment when assessing the reasonableness of financial projections. At December 31, 2013 and 2012, goodwill and indefinite life trademarks totaled $1,837.4 million and $1,882.9 million, respectively. No impairment losses were identified in 2013 as a result of this review.
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
     Insurance Programs
WESCO uses commercial insurance for auto, workers’ compensation, casualty and health claims as a risk-reduction strategy to minimize catastrophic losses. The Company’s strategy involves large deductibles where WESCO must pay all costs up to the deductible amount. WESCO estimates the reserve based on historical incident rates and costs. The assumptions included in developing this accrual include the period of time from incurrence of a claim until the claim is paid by the insurance provider. The total liability related to the insurance programs was $11.4 million at December 31, 2013 and $11.3 million at December 31, 2012.
     Income Taxes
WESCO accounts for income taxes using the asset and liability method.  Under this method, deferred tax assets and liabilities result from (i) temporary differences in the recognition of income and expense for financial and income tax reporting requirements, and (ii) differences between the recorded value of assets acquired in business combinations accounted for as purchases for financial reporting purposes and their corresponding tax bases.  Deferred income tax assets are reduced by a valuation allowance if it is more-likely-than-not that some portion of the deferred income tax asset will not be realized.  In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations.

WESCO recognizes the tax benefit from an uncertain tax position only if it is at least more-likely-than-not that the tax position will be sustained upon examination by the taxing authorities based on the technical merits of the position.  The amount of the tax benefit that is recognized is measured as the largest amount of benefit that is more-likely-than-not to be realized upon effective settlement.  We will adjust the tax benefit recognized with regard to an uncertain tax position if our judgment changes as the result of the evaluation of new information not previously available.  Due to the subjectivity inherent in the evaluation of uncertain tax positions, the tax benefit ultimately recognized may materially differ from our estimate.  WESCO recognizes interest related to uncertain tax benefits as part of interest expense.  Penalties are recognized as part of income tax expense.
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
The interest rate used to discount future estimated cash flows is determined using a high quality corporate bonds yield curve model developed with the assistance of an external actuary. The cash flows of the plans' projected benefit obligations are discounted using a single equivalent rate derived from yields on high quality corporate bonds. The yield curve model parallels the plans' projected cash flows. The discount rate used to determine benefit obligations for the Canadian pension was 4.9% in 2013. An increase in the discount rate of one quarter percent would decrease the projected benefit obligation by $4.5 million, and a decrease in the discount rate of one quarter percent would increase the projected benefit obligation by $5.1 million. The impact of a change in the discount rate of one quarter percent would be either a charge or credit of $0.3 million to earnings in the following year.
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
     Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities, and outstanding indebtedness. The estimated fair value of the Company’s outstanding indebtedness described in Note 7 at December 31, 2013 and 2012 was $2,443.9 million and $2,423.7 million, respectively. The aggregate fair value of the 2021 Notes, Term Loan Facility and debentures was approximately $1,930.2 million and $1,704.5 million at December 31, 2013 and 2012, respectively. The fair values of fixed rate facilities are estimated based upon market price quotes. The fair values of the mortgage facility, the Term Loan Facility, the accounts receivable securitization facility (the "Receivables Facility") and the revolving credit facility ("the Revolving Credit Facility"), approximated carrying values. The fair values for these facilities are based upon market price quotes and market comparisons available for instruments with similar terms and maturities. For all remaining WESCO financial instruments, carrying values are considered to approximate fair value due to their short maturities.
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

     Recently Adopted Accounting Pronouncements
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
 Recently Issued Accounting Pronouncements
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
3. GOODWILL AND INTANGIBLE ASSETS
     Goodwill
The following table sets forth the changes in the carrying amount of goodwill:

	Year Ended December 31
	2013	2012
	(In thousands)
Beginning balance January 1	$1,777,797	$1,008,127
Translation adjustments	(49,120)	(15,592)
Additions to goodwill for acquisitions	5,714	785,262
Ending balance December 31	$1,734,391	$1,777,797

WESCO has never recorded an impairment loss related to goodwill or intangible assets.

Intangible Assets
The components of intangible assets are as follows:

	December 31, 2013				December 31, 2012
	Life	Gross Carrying Amount(1)	Accumulated Amortization(1)	Net Carrying Amount	Gross Carrying Amount(1)	Accumulated Amortization(1)	Net Carrying Amount
	(In thousands)
Intangible assets:
Trademarks	Indefinite	$101,867	$—	$101,867	$105,080	$—	$105,080
Trademarks	4-15	1,648	(218)	1,430	1,734	(106)	1,628
Non-compete agreements	5-7	—	—	—	1,950	(1,858)	92
Customer relationships	4-20	324,957	(48,630)	276,327	362,794	(40,094)	322,700
Distribution agreements	10-19	37,663	(11,729)	25,934	38,119	(9,298)	28,821
Patents	10	48,310	(14,701)	33,609	48,310	(9,870)	38,440
		$514,445	$(75,278)	$439,167	$557,987	$(61,226)	$496,761

(1)	Excludes the original cost and accumulated amortization of fully-amortized intangibles.
Amortization expense related to intangible assets totaled $38.6 million, $15.1 million and $13.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.
The following table sets forth the estimated amortization expense for intangibles for the next five years (in thousands):

Estimated
Amortization
For the year ended December 31,	Expense
2014	$36,461
2015	34,642
2016	33,528
2017	32,594
2018	30,838
4. CONCENTRATIONS OF CREDIT RISK AND SIGNIFICANT SUPPLIERS
WESCO distributes its products and services and extends credit to a large number of customers in the industrial, construction, utility, commercial, institutional, and governmental markets. WESCO’s largest supplier accounted for approximately 12% of WESCO's purchases in 2013 and 2012, and 10% of purchases in 2011, and therefore, WESCO could potentially incur risk due to supplier concentration. Based upon WESCO’s broad customer base, the Company has concluded that it has no material credit risk as a result of customer concentration.

5. ACQUISITIONS
The following table sets forth the consideration paid for acquisitions:

Year Ended December 31	2012
(In thousands)
Details of acquisitions:
Fair value of assets acquired	$1,609,785
Fair value of liabilities assumed	(288,005)
Cash paid for acquisitions	$1,321,780
Supplemental cash flow disclosure related to acquisitions:
Cash paid for acquisitions	$1,321,780
Less: cash acquired	(32,100)
Cash paid for acquisitions, net of cash acquired	$1,289,680

Acquisition of EECOL Electric Corporation

On December 14, 2012, WESCO International completed its acquisition of EECOL Electric Corporation (“EECOL”). WESCO paid at closing a cash purchase price of approximately $1.1 billion, of which $50.8 million was placed in escrow to address post-closing purchase price adjustments and potential indemnification claims. The remaining escrow will be distributed to the sellers in the first half of 2014. To fund the purchase price paid at closing, WESCO and its subsidiaries borrowed $851 million under new term loans and $264 million under the Revolving Credit Facility. The Company incurred $4.0 million in acquisition costs related to the EECOL acquisition in 2012. With the acquisition of EECOL, WESCO obtained a 60% ownership in a joint venture. This entity has been consolidated. The noncontrolling interest recognized income of less than $0.1 million in 2013 and 2012.

EECOL is a full-line distributor of electrical equipment, products and services with approximately 57 locations across Canada and approximately 20 in South America. EECOL has a warehouse-based business focused on serving industrial, oil, gas, mining, utility, and commercial and residential construction customers.

The preliminary purchase price was allocated to the respective assets and liabilities based upon their estimated fair values as of the acquisition date. The fair value of the intangible assets was estimated by management and the allocation resulted in intangible assets of $301.7 million and goodwill of $676.1 million which is not deductible for tax purposes. The intangible assets include customer relationships of $246 million amortized over 20 years and trademarks of $55.7 million. Trademarks have an indefinite life and are not being amortized. No residual value is estimated for these intangible assets. The goodwill arising from the acquisition is based largely on the depth and diversity of name brand products, warehouse locations, and a highly-trained and knowledgeable workforce. The purchase price allocation was finalized in 2013. The fair value of assets and liabilities acquired have been retrospectively adjusted for certain measurement period adjustments resulting in an increase to goodwill of $5.7 million, a decrease in all other assets of $0.9 million, and a corresponding increase in liabilities of $4.8 million.

Approximately $31.5 million of the $32.1 million of cash and equivalents that was transferred to the Company is expected to be remitted back to the sellers in the first half of 2014, and accordingly, a corresponding liability has been recorded at December 31, 2013.

The following summary presents the fair value of the assets acquired and liabilities assumed for the EECOL acquisition.

EECOL
(In thousands)
Assets Acquired
Cash and cash equivalents	$32,071
Trade accounts receivable	137,161
Other accounts receivable	23,284
Inventories	118,129
Prepaid expenses and other current assets	21,113
Property, buildings and equipment	73,097
Intangible assets	301,676
Goodwill	676,070
Other noncurrent assets	16,666
Total assets acquired	1,399,267

Liabilities Assumed
Accounts payable	76,549
Accrued expenses and other current liabilities	66,680
Short-term debt	5,734
Deferred income taxes - long-term	75,682
Long-term debt	6,205
Other long-term liabilities	47,760
Total liabilities assumed	278,610

Fair value of net assets acquired, including intangible assets	$1,120,657

The operating results of EECOL have been included in WESCO's consolidated financial statements since December 14, 2012. EECOL contributed $24.1 million to 2012 net sales. Unaudited pro forma results of operations (in thousands, except per share data) for the twelve months ended December 31, 2012 and 2011 are included below as if the acquisition occurred on the first day of the respective periods. This summary of the unaudited pro forma results of operations is not necessarily indicative of what WESCO's results of operations would have been had EECOL been acquired at the beginning of 2011, nor does it purport to represent results of operations for any future periods.

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

On October 3, 2011, WESCO Distribution through one of its wholly-owned Canadian subsidiary, completed its acquisition of Brews Supply, Ltd. ("Brews"), a full line electrical distributor of industrial, utility, and commercial products located in western Canada with approximately $50 million in annual sales. The purchase price was allocated to the respective assets and liabilities based upon their estimated fair values as of the acquisition date. The excess of the purchase price over the fair value of the net assets acquired, including intangible assets, has been allocated to goodwill. The fair value of the intangible assets was estimated by management and the allocation resulted in goodwill and intangible assets of $19.8 million and $10.2 million, respectively. Management believes the majority of goodwill will be deductible for tax purposes. The intangible assets include customer relationships of $4.8 million amortized over 10 years, supplier relationships of $4.2 million amortized over 10 years and trademarks of $1.2 million. Trademarks have an indefinite life and are not being amortized. No residual value is estimated for the intangible assets. With the acquisition of Brews, WESCO obtained a 49% ownership in a joint venture. This entity has been consolidated. The noncontrolling interest recognized income of less than $0.1 million in 2013, and a loss of less than $0.1 million in 2012 and 2011.

6. PROPERTY, BUILDINGS AND EQUIPMENT
The following table sets forth the components of property, buildings and equipment:

	December 31,
	2013	2012
	(In thousands)
Buildings and leasehold improvements	$135,030	$144,627
Furniture, fixtures and equipment	167,842	161,135
Software costs	71,633	54,652
	374,505	360,414
Accumulated depreciation and amortization	(213,758)	(199,115)
	160,747	161,299
Land	34,714	38,431
Construction in progress	3,193	10,993
	$198,654	$210,723

Depreciation expense was $18.2 million, $14.4 million and $12.5 million, and capitalized software amortization was $10.8 million, $8.1 million and $5.7 million, in 2013, 2012 and 2011, respectively. The unamortized software cost was $27.1 million and $21.1 million as of December 31, 2013 and 2012, respectively. Furniture, fixtures and equipment include capitalized leases of $11.7 million and $11.2 million and related accumulated amortization of $6.2 million and $5.6 million as of December 31, 2013 and 2012, respectively.
7. DEBT
The following table sets forth WESCO’s outstanding indebtedness:

	As of December 31,
	2013	2012
	(In thousands)
Term Loan Facility, less debt discount of $3,934 and $9,936 in 2013 and 2012, respectively	$296,295	$840,827
Senior Notes due 2021	500,000	—
Mortgage financing facility	—	26,414
Accounts Receivable Securitization Facility	453,600	445,000
Revolving Credit Facility	22,558	218,295
International lines of credit	37,551	30,136
6.0% Convertible Senior Debentures due 2029, less debt discount of $170,752 and $173,708 in 2013 and 2012, respectively	174,149	171,213
Capital leases	3,505	3,220
Other notes	37	67
Total debt	1,487,695	1,735,172
Less current and short-term portion	(40,061)	(39,759)
Total long-term debt	$1,447,634	$1,695,413
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
The Term Loan Agreement provided a seven-year term loan facility (the “Term Loan Facility”), which consisted of two separate sub-facilities: (i) a Canadian sub-facility in an aggregate principal amount of CAD $150 million, issued at a 2.0% discount and (ii) a U.S. sub-facility in an aggregate principal amount of US $700 million, issued at a 1.0% discount. The proceeds of the Term Loan Facility were used to finance the acquisition of EECOL, to pay fees and expenses incurred in connection with the acquisition and certain other transactions. Subject to the terms of the Term Loan Agreement, the Borrowers may request incremental term loans from time to time in an aggregate principal amount not to exceed at any time US $300 million, with an equivalent principal amount in U.S. Dollars being calculated for any incremental term loan denominated in Canadian Dollars.
On November 19, 2013, the Borrowers and WESCO International entered into an amendment (the “Term Loan Amendment”) to the Term Loan Agreement. The Term Loan Amendment, among other things, reduced the applicable margin on U.S. term loans by 0.50% and the LIBOR floor applicable to the U.S. sub-facility from 1.00% to 0.75%. The modified pricing terms were effective December 13, 2013.
On November 26, 2013, WESCO Distribution sold $500 million aggregate principal amount of 5.375% Senior Notes due 2021 (the “2021 Notes”), and used the net proceeds plus excess cash to prepay $500 million under the Company's U.S. sub-facility of the Term Loan Facility (see discussion below under “5.375% Senior Notes due 2021” for additional information). The prepayment satisfied all remaining quarterly repayment obligations under the U.S. sub-facility. As a result, the Company recorded a non-cash pre-tax loss on debt extinguishment of $13.2 million in the fourth quarter of 2013. WESCO will amortize the remaining debt discount and financing costs over the life of the instrument. Non-cash interest expense of $2.2 million and $0.1 million was recorded for the years ended December 31, 2013 and 2012, respectively.
Borrowings under the Term Loan Facility bear interest at base rates plus applicable margins. At December 31, 2013, the interest rates on borrowings under the Canadian sub-facility and U.S. sub-facility were approximately 5.3% and 3.75%, respectively. At December 31, 2012, the interest rates on borrowings under the Canadian sub-facility and U.S. sub-facility were approximately 5.2% and 4.5%, respectively. The Canadian Borrower will pay quarterly installments of principal equal to 0.25% of the original principal amount of its term loan sub-facility, plus accrued and unpaid interest. To the extent not previously paid, the term loans will become due and payable on December 12, 2019, with any unpaid incremental term loans becoming due and payable on the respective maturity dates applicable to those incremental term loans. Other than in certain circumstances prior to June 13, 2014, at any time or from time to time, the Borrowers may prepay borrowings under the Term Loan Facility in whole or in part without premium or penalty. The Borrowers' obligations under the Term Loan Facility are secured by substantially all of the assets of the Borrowers, the Company and certain of the Company's other subsidiaries; provided that, with respect to borrowings under the U.S. sub-facility, the collateral does not include assets of certain foreign subsidiaries or more than 65% of the issued and outstanding equity interests in certain foreign subsidiaries.
The Term Loan Facility contains customary affirmative and negative covenants for credit facilities of this type. The Term Loan Facility also provides for customary events of default.
5.375% Senior Notes due 2021
In November 2013, WESCO Distribution issued $500 million aggregate principal amount of 2021 Notes through a private offering exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). The 2021 Notes were issued at 100% of par and are governed by an indenture (the “Indenture”) entered into on November 26, 2013 with WESCO International and U.S. Bank National Association, as trustee. The 2021 Notes are unsecured senior obligations of WESCO Distribution and are guaranteed on a senior unsecured basis by WESCO International. The 2021 Notes bear interest at a stated rate of 5.375%, payable semi-annually in arrears on June 15 and December 15 of each year, with the first interest payment occurring on June 15, 2014. In addition, WESCO recorded deferred financing fees related to the issuance of the 2021 Notes totaling $8.2 million which will be amortized over the life of the notes. The 2021 Notes mature on December 15, 2021. The net proceeds of the 2021 Notes were used to prepay a portion of the U.S. Term Loan sub-facility.
At any time on or after December 15, 2016, WESCO Distribution may redeem all or a part of the 2021 Notes. Between December 15, 2016 and December 14, 2017, WESCO Distribution may redeem all or a part of the 2021 Notes at a redemption price equal to 104.031% of the principal amount. Between December 15, 2017 and December 14, 2018, WESCO Distribution may redeem all or a part of the 2021 Notes at a redemption price equal to 102.688% of the principal amount. Between December 15, 2018 and December 14, 2019, WESCO Distribution may redeem all or a part of the 2021 Notes at a redemption price equal to 101.344% of the principal amount. On and after December 15, 2019, WESCO Distribution may redeem all or a part of the 2021 Notes at a redemption price equal to 100% of the principal amount.
The Indenture governing the 2021 Notes contains customary covenants and customary events of default. In addition, upon a change of control, the holders of 2021 Notes have the right to require WESCO Distribution to repurchase all or any part of the 2021 Notes at a redemption price equal to 101% of the principal amount, plus accrued and unpaid interest.
Mortgage Financing Facility
In 2003, WESCO finalized a mortgage financing facility of $51 million. This facility was extinguished with repayments of $26.4 million in the first quarter of 2013. The interest rate on borrowings under this facility was fixed at 6.5%.

Accounts Receivable Securitization Facility
On September 20, 2013, WESCO Distribution and its subsidiary WESCO Receivables Corp. entered into an amendment (the “Amendment”) of the Third Amended and Restated Receivables Purchase Agreement (the “Receivables Facility”). The Amendment increased the purchase limit under the Receivables Facility from $475 million to $500 million, with the opportunity to exercise an accordion feature which permits increases in the purchase limit of up to an additional $100 million, extended the term of the Receivables Facility to September 20, 2016, and added and amended certain defined terms. The Amendment also reduced the interest rate spread and commitment fee from 1.10% to 0.95% and from 0.55% to 0.45%, respectively. Substantially all other provisions of the Receivables Facility remained unchanged.
Under the Receivables Facility, WESCO sells, on a continuous basis, an undivided interest in all domestic accounts receivable to WESCO Receivables Corp., a wholly owned special purpose entity (the “SPE”). The SPE sells, without recourse, a senior undivided interest in the receivables to financial institutions for cash while maintaining a subordinated undivided interest in the receivables, in the form of overcollateralization. WESCO has agreed to continue servicing the sold receivables for the third-party conduits and financial institutions at market rates; accordingly, no servicing asset or liability has been recorded.
As of December 31, 2013 and 2012, accounts receivable eligible for securitization totaled approximately $586.4 million and $601.1 million, respectively. The consolidated balance sheets as of December 31, 2013 and 2012 include $453.6 million and $445.0 million, respectively, of account receivable balances legally sold to third parties, as well as borrowings for equal amounts. At December 31, 2013 and 2012, the interest rate on borrowings under this facility was approximately 1.2% and 1.4%, respectively.
Revolving Credit Facility
The revolving credit facility (the “Revolving Credit Facility”) was entered into pursuant to the terms and conditions of an Amended and Restated Credit Agreement, dated as of December 12, 2012 (the “Credit Agreement”), among WESCO Distribution, the other US Borrowers party thereto, WESCO Distribution Canada LP (“WESCO Canada”) and WDCC, as Canadian Borrowers, the other Loan Parties party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent. Subsequent to the acquisition of EECOL on December 14, 2012, EECOL was added as a Canadian Borrower. On November 19, 2013, WESCO Distribution and certain other subsidiaries of the Company entered into a First Amendment to Amended and Restated Credit Agreement and Waiver (the “First Amendment”). The First Amendment, among other things, revised certain covenants and financial statement covenant calculations in the Credit Agreement. The Revolving Credit Facility contains an accordion feature allowing WESCO Distribution to request increases to the borrowing commitments under the Credit Facility of up to US $100 million in the aggregate.
The Revolving Credit Facility matures in August 2016 and consists of two separate sub-facilities: (i) a Canadian sub-facility with a borrowing limit of up to US $400 million, which is collateralized by substantially all assets of WESCO Canada, WDCC and EECOL, and (ii) a U.S. sub-facility with a borrowing limit of up to US $600 million less the amount of outstanding borrowings under the Canadian sub-facility. The U.S. sub-facility is collateralized by substantially all assets of WESCO Distribution and its U.S. subsidiaries other than real property and accounts receivable sold or intended to be sold pursuant to the Receivables Facility. Availability under the Revolving Credit Facility is based upon the amount of eligible inventory and receivables applied against certain advance rates. The applicable interest rate for borrowings under the Revolving Credit Facility includes interest rate spreads based on available borrowing capacity that range between 1.50% and 2.00% for LIBOR and CDOR-based borrowings and 0.50% and 1.00% for prime rate-based borrowings. The otherwise applicable interest rate is reduced by 0.25% if the Company's leverage ratio falls below a ratio of 2.5 to 1.0. At December 31, 2013, the interest rate on borrowings under this facility was approximately 3.5%.
The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type. Subject to the terms of the Credit Agreement, the Company is permitted to pay dividends, repurchase common stock or repurchase indebtedness without limitation so long as pro forma combined availability under the Revolving Credit Facility and the Receivables Facility exceeds US $163.8 million and the adjusted fixed charge ratio is not less than a ratio of 1.1 to 1.0.
During 2013, WESCO borrowed $833.5 million in the aggregate under the Revolving Credit Facility and made repayments in the aggregate amount of $1,026.7 million. During 2012, aggregate borrowings and repayments were $814.1 million and $632.9 million, respectively. WESCO had $512.2 million available under the Revolving Credit facility at December 31, 2013, after giving effect to outstanding letters and international lines of credit, as compared to approximately $270.9 million at December 31, 2012.

7.50% Senior Subordinated Notes due 2017
On December 10, 2012, WESCO International announced that WESCO Distribution would redeem all of its outstanding 2017 Notes on January 9, 2013 (the “Redemption Date”) at a redemption price equal to 101.250% of the principal amount thereof plus accrued and unpaid interest to, but excluding, the Redemption Date, for a total of $1,030 per $1,000 principal amount of 2017 Notes. The aggregate principal amount of 2017 Notes outstanding was $150 million. On December 11, 2012, in accordance with the terms of the Indenture, dated as of September 27, 2005, among WESCO Distribution, WESCO International and The Bank of New York Mellon, as trustee (the “Trustee”), WESCO Distribution irrevocably deposited with the Trustee funds sufficient to pay principal and interest of all outstanding 2017 Notes on the Redemption Date. As a result, the Indenture was satisfied and discharged.
International Lines of Credit
Certain foreign subsidiaries of WESCO have entered into uncommitted lines of credit, which serve as overdraft facilities, to support local operations. The maximum borrowing limit varies by facility and ranges between US $1.0 million and US $15.0 million. The applicable interest rate for borrowings under these lines of credit varies by country and is governed by the applicable loan agreement. The international lines of credit are renewable on an annual basis and certain facilities are fully and unconditionally guaranteed by WESCO Distribution. Accordingly, these lines directly reduce availability under the Revolving Credit Facility.
1.75% Convertible Senior Debentures due 2026
Proceeds of $300 million were received in connection with the issuance of the 2026 Debentures by WESCO International in November 2006. On August 27, 2009, WESCO International completed an exchange offer pursuant to which it issued $345 million in aggregate principal amount of 2029 Debentures in exchange for approximately $299.7 million and $57.7 million in aggregate principal amounts of its outstanding 2026 Debentures and 2025 Debentures, respectively (see the 6.0% Convertible Senior Debentures due 2029 discussion below for additional information). On November 30, 2011, WESCO International announced that it would redeem all of its 2026 Debentures on January 3, 2012. WESCO International redeemed the remaining $0.1 million aggregate principal amount of outstanding 2026 Debentures at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest. Following the redemption on January 3, 2012, there were no 2026 Debentures outstanding.
6.0% Convertible Senior Debentures due 2029
On August 27, 2009, WESCO International completed an exchange offer pursuant to which it issued $345 million in aggregate principal amount of 2029 Debentures in exchange for approximately $299.7 million and $57.7 million in aggregate principal amounts of its outstanding 2026 Debentures and 2025 Debentures, respectively. As a result of the debt exchange, WESCO recorded a gain of $6.0 million, which included the write-off of debt issuance costs. The 2029 Debentures were issued pursuant to an Indenture dated August 27, 2009 (the “Indenture”), with The Bank of New York Mellon, as trustee, and are unconditionally guaranteed on an unsecured senior subordinate basis by WESCO Distribution.
WESCO utilized an interest rate of 13.875% to reflect the non-convertible debt borrowing rate of its offering upon issuance, which was determined based on discussions with its financial institutions and a review of relevant market data, and resulted in a $181.2 million discount to the 2029 Debenture balance and a net increase in additional capital of $106.5 million. In addition, the financing costs related to the issuance of the 2029 Debentures were allocated between the debt and equity components. WESCO is amortizing the debt discount and financing costs over the life of the instrument. Non-cash interest expense of $3.3 million and $2.2 million was recorded for the years ended December 31, 2013 and 2012, respectively. The debt discount amortization will approximate $3.4 million in 2014, $3.9 million in 2015, $4.5 million in 2016, $5.1 million in 2017, and $5.8 million in 2018.
While the 2029 Debentures accrue interest at an effective interest rate of 13.875% (as described above), the coupon interest rate of 6.0% per annum is payable in cash semi-annually in arrears on each March 15 and September 15. Beginning with the six-month period commencing September 15, 2016, WESCO International will also pay contingent interest during any six-month period in which the trading price of the 2029 Debentures for each of the five trading days ending on the second trading day immediately preceding the first day of the applicable six-month interest period equals or exceeds 120% of the principal amount of the 2029 Debentures. During any six-month period when contingent interest shall be payable, the contingent interest payable per $1,000 principal amount of 2029 Debentures will equal 0.25% of the average trading price of $1,000 principal amount of the 2029 Debentures during the five trading days ending on the second trading day immediately preceding the first day of the applicable six-month interest period. In accordance with guidance related to derivatives and hedging, the contingent interest feature of the 2029 Debentures is an embedded derivative that is not considered clearly and closely related to the host contract. The contingent interest component had no significant value at December 31, 2013 or 2012.

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
The following table sets forth the components of WESCO’s outstanding convertible debenture indebtedness:

	December 31, 2013			December 31, 2012
	Principal Balance	Discount	Net Carrying Amount	Principal Balance	Discount	Net Carrying Amount
(In thousands)
2029 Convertible Debentures	$344,901	$(170,752)	$174,149	$344,921	$(173,708)	$171,213
Covenant Compliance
WESCO was in compliance with all relevant covenants contained in its debt agreements as of December 31, 2013.
The following table sets forth the aggregate principal repayment requirements for all indebtedness for the next five years and thereafter, as of December 31, 2013:

(In thousands)
2014	$40,061
2015	2,237
2016	478,259
2017	1,871
2018	1,691
Thereafter	1,138,262
Total payments on debt	1,662,381
Debt discount on convertible debentures and term loan facility	(174,686)
Total debt	$1,487,695

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
Under the terms of the Revolving Credit Facility and the Term Loan Agreement, WESCO International is restricted from declaring or paying dividends and as such, at December 31, 2013 and 2012, no dividends had been declared, and therefore no retained earnings were reserved for dividend payments.
Additional Capital
WESCO separately accounts for the liability and equity components of its 2029 Debentures and 2026 Debentures in a manner that reflects its non-convertible debt borrowing rate. As of December 31, 2013 and 2012, the net equity included in additional capital related to the 2029 Debentures and 2026 Debentures totaled $106.3 million.
9. INCOME TAXES
The following table sets forth the components of income before income taxes by jurisdiction:

	Year Ended December 31
	2013	2012	2011
		(In thousands)
United States	$338,069	$255,700	$260,859
Foreign	41,782	25,939	18,517
	$379,851	$281,639	$279,376

The following table sets forth the components of the provision (benefit) for income taxes:

	Year Ended December 31
	2013	2012	2011
		(In thousands)
Current taxes:
Federal(1)	$48,740	$51,132	$60,415
State	4,669	6,006	5,705
Foreign	29,290	5,079	2,643
Total current	82,699	62,217	68,763
Deferred taxes:
Federal	32,979	15,034	9,692
State	4,705	1,080	2,187
Foreign	(17,050)	1,549	2,494
Total deferred	20,634	17,663	14,373
	$103,333	$79,880	$83,136

(1)
Tax benefits related to stock options and other equity instruments recorded directly to additional paid in capital totaled $2.3 million, $11.3 million and $5.6 million in 2013, 2012 and 2011, respectively.

The following table sets forth the reconciliation between the federal statutory income tax rate and the effective rate:

	Year Ended December 31
	2013	2012	2011
Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal tax benefit	2.0	1.8	2.1
Nondeductible expenses	1.0	1.0	0.7
Foreign tax rate differences	(0.9)	(0.9)	(0.8)
Tax effect of intercompany financing	(8.4)	(6.3)	(6.1)
Federal tax credits	(1.4)	—	(0.1)
Adjustment related to uncertain tax positions	0.5	(0.6)	(0.7)
Other	(0.6)	(1.6)	(0.3)
	27.2%	28.4%	29.8%

As of December 31, 2013, WESCO’s foreign subsidiaries had unremitted earnings of approximately $525.6 million, which would be subject to tax at the U.S. tax rate, net of applicable foreign tax credits. WESCO asserts that these earnings are permanently reinvested and, therefore, has not provided a deferred tax liability on these earnings. WESCO’s current plans do not require it to repatriate these earnings to fund liquidity needs in the U.S. and it intends to utilize these earnings to fund growth in foreign markets. It is not practicable for WESCO to determine the deferred tax liability associated with repatriation of these earnings as such determination involves material uncertainties about the potential extent and timing of any distributions, the availability and complexity of calculating foreign tax credits, and the potential indirect tax consequences of such distributions, including withholding taxes.
The following table sets forth deferred tax assets and liabilities:

	December 31
	2013		2012
		(In thousands)
	Assets	Liabilities	Assets	Liabilities
Accounts receivable	$2,475	$—	$2,518	$—
Inventory	—	4,915	—	4,412
Depreciation	—	16,751	—	13,423
Amortization of intangible assets	—	243,285	—	242,745
Convertible debt interest	—	116,819	—	105,871
Employee benefits	9,574	—	14,169	—
Stock based compensation	26,265	—	26,296	—
Canada royalty and management fee	25,270	—	25,264	—
Tax loss carryforwards	36,796	—	23,289	—
Other	17,307	6,291	25,479	8,559
Total deferred taxes	$117,687	$388,061	$117,015	$375,010

As of December 31, 2013 and 2012, WESCO had deferred tax assets of $3.8 million and $4.4 million, respectively, related to state net operating loss carryforwards. These carryforwards expire beginning in 2014 through 2026. As of December 31, 2013 and 2012, WESCO had deferred tax assets of $30.3 million and $18.9 million, respectively, related to Canadian net operating loss carryforwards. These carryforwards expire beginning in 2028 through 2029. In addition, WESCO had deferred tax assets of $1.8 million as of December 31, 2013 related to Mexican net operating loss carryforwards. These carryforwards expire in 2023. The Company has determined that it more-likely-than-not will utilize these net operating loss carryforwards before expiration and, accordingly, has not recorded any valuation allowance.

The Company is under examination by tax authorities in the United States and Canada and remains subject to examination until the applicable statutes of limitation expire. The statutes of limitation for the material jurisdictions in which the Company files income tax returns remain open as follows:

United States — Federal	1996, 1997, 2000 - 2008, 2009 and forward
United States — Material States	2010 and forward
Canada	2004 and forward

The statutes of limitation with respect to the Company’s 1996, 1997, and 2000-2007 U.S. federal income tax returns are open by waiver only, in connection with Mutual Agreement Procedure proceedings under the income tax treaty between the U.S. and Canada. The statute of limitation with respect to the Company’s 2008 U.S. federal income tax return is open by waiver only, in connection with Advance Pricing Agreement negotiations between the U.S. and Canada. The statute of limitation with respect to the Company’s 2009 U.S. Federal income tax return is open by waiver in connection with the IRS examination of that year.
The recognition and measurement of tax benefits associated with uncertain income tax positions requires the use of judgment and estimates by management, which are inherently subjective. Changes in judgment about uncertain tax positions taken in previous periods may result from new information concerning an uncertain tax position, completion of an audit, or expiration of statutes of limitation. These changes may create volatility in the Company’s effective tax rate in future periods.
The following table sets forth the reconciliation of gross unrecognized tax benefits:

	December 31,
	2013	2012	2011
	(In thousands)
Beginning balance January 1	$21,075	$20,878	$3,394
Additions based on tax positions related to the current year	1,573	929	265
Additions for tax positions of prior years*	4,566	1,224	20,064
Additions for acquired tax positions	1,428	1,825	—
Reductions for tax positions of prior years	—	(85)	(2,161)
Settlements	(2,226)	(3,400)	(512)
Lapse in statute of limitations	(310)	(296)	(172)
Foreign currency translation	(558)	—	—
Ending balance December 31	$25,548	$21,075	$20,878

*In 2011, additions for tax positions of prior years primarily relate to transfer pricing adjustments made by Canada Revenue Agency, which are subject to Mutual Agreement Procedure proceedings under the U.S./Canada income tax treaty. The Company recorded an offsetting deferred tax asset in the amount of $23.1 million, excluding interest, related to the correlative impact of these adjustments on the Company’s U.S. income tax liability.
The total amount of unrecognized tax benefits were $25.5 million, $21.1 million, and $20.9 million as of December 31, 2013, 2012, and 2011, respectively. The amount of unrecognized tax benefits that would affect the effective tax rate if recognized in the consolidated financial statements was $25.7 million, $21.2 million, and $19.7 million, respectively. These amounts would be offset by deferred tax expense resulting from the reversal of the deferred tax asset discussed above. The amounts recognized would be discrete items in the quarter recognized.
It is reasonably possible that the amount of unrecognized tax benefits will decrease by approximately $19.6 million within the next twelve months due to the effective settlement of uncertain tax positions related to transfer pricing adjustments made by Canada Revenue Agency and/or the expiration of statutes of limitation. Of this amount, approximately $16.4 million could be offset by deferred tax expense as discussed above.
The Company classifies interest related to unrecognized tax benefits as interest expense in the consolidated statement of income. As of December 31, 2013, 2012 and 2011, WESCO had an accrued liability of $8.6 million, $8.0 million and $11.4 million respectively, for interest expense related to unrecognized tax benefits. The Company classifies penalties related to unrecognized tax benefits as part of income tax expense. Penalties recorded as part of income tax expense were immaterial in amount in 2013, 2012, and 2011, respectively.

10. EARNINGS PER SHARE
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
The following table sets forth the details of basic and diluted earnings per share:

	Year Ended December 31
	2013	2012	2011
(In thousands, except per share data)
Net income attributable to WESCO International, Inc.	$276,430	$201,777	$196,251
Weighted average common shares outstanding used in computing basic earnings per share	44,148	43,677	43,220
Common shares issuable upon exercise of dilutive stock options	1,121	1,147	1,179
Common shares issuable from contingently convertible debentures (see below for basis of calculation)	7,381	6,310	5,224
Weighted average common shares outstanding and common share equivalents used in computing diluted earnings per share	52,650	51,133	49,623
Earnings per share attributable to WESCO International, Inc.
Basic	$6.26	$4.62	$4.54
Diluted	$5.25	$3.95	$3.96

As of December 31, 2013, 2012 and 2011, the computation of diluted earnings per share attributable to WESCO International, Inc. excluded stock-settled stock appreciation rights of approximately 0.3 million, 0.9 million and 1.2 million at weighted average exercise prices of $66.08 per share, $64.17 per share and $62.48 per share, respectively. These amounts were excluded because their effect would have been antidilutive.
Because of WESCO’s obligation to settle the par value of the 2029 Debentures in cash, WESCO is not required to include any shares underlying the 2029 Debentures in its diluted weighted average shares outstanding until the average stock price per share for the period exceeds the conversion price of the 2029 Debentures. At such time, only the number of shares that would be issuable (under the treasury stock method of accounting for share dilution) will be included, which is based upon the amount by which the average stock price exceeds the conversion price. The conversion price of the 2029 Debentures is $28.87. Share dilution is limited to a maximum of 11,948,513 shares for the 2029 Debentures. For the periods ended December 31, 2013, 2012, and 2011, the effect of the 2029 Debentures on diluted earnings per share attributable to WESCO International, Inc. was a decrease of $0.86, $0.56, and $0.47, respectively.
11. EMPLOYEE BENEFIT PLANS
Defined Contribution Plans
     A majority of WESCO’s employees are covered by defined contribution retirement savings plans for their service rendered subsequent to WESCO’s formation. WESCO also offers a deferred compensation plan for select individuals. For U.S. participants, WESCO will make contributions in an amount equal to 50% of the participant’s total monthly contributions up to a maximum of 6% of eligible compensation. For Canadian participants, WESCO will make contributions in an amount ranging from 1% to 7% of the participant’s eligible compensation based on years of continuous service. In addition, employer contributions may be made at the discretion of the Board of Directors. Discretionary employer contributions charges of $18.6 million and $16.2 million were incurred 2012 and 2011, respectively. For the years ended December 31, 2013, 2012 and 2011, WESCO incurred charges of $22.1 million, $31.8 million, and $27.6 million, respectively, for all such plans. Contributions are made in cash to employee retirement savings plan accounts. Employees then have the option to transfer balances allocated to their accounts into any of the available investment options, including WESCO common stock.

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

Year ended December 31 (In thousands)	2013	2012
Accumulated Benefit Obligation (ABO) at December 31	$74,196	$80,252

Change in Projected Benefit Obligation (PBO)
PBO at beginning of year	$103,466	$—
Effect of acquisition	—	102,829
Service cost	4,082	158
Interest cost	4,556	217
Participant contributions	946	85
Actuarial loss (gain), including assumption changes	(5,505)	277
Benefits paid	(3,754)	(100)
Foreign currency exchange rate changes	(6,931)	—
PBO at end of year	$96,860	$103,466

Change in Fair Value of Plan Assets
Plan assets at beginning of year	$61,450	$—
Effect of acquisition	—	60,297
Actual return on plan assets	8,515	870
Employee contributions	946	85
Company contributions	24,543	298
Benefits paid	(3,754)	(100)
Foreign currency exchange rate changes	(4,094)	—
Plan assets at end of year	$87,606	$61,450

Funded status	$(9,254)	$(42,016)

Amounts recognized in the balance sheet
Current liabilities	$(460)	$(201)
Non-current liabilities	(8,794)	(41,815)
Net pension liability at end of year	$(9,254)	$(42,016)

Amounts recognized in Accumulated Other Comprehensive Loss Before Tax
Net actuarial loss (gain)	$(10,331)	$(414)
Prior service cost	—	—
Total recognized in accumulated other comprehensive loss	$(10,331)	$(414)

Year ended December 31 (In thousands)	2013	2012
Net Periodic Pension Cost
Service cost	$4,082	$158
Interest cost	4,556	217
Expected return on plan assets	(4,103)	(177)
Total net periodic pension cost	$4,535	$198

Other Changes in Plan Assets and Projected Benefit Obligation Recognized in Other Comprehensive Earnings
Net actuarial loss (gain)	$(9,917)	$(416)
Total recognized in other comprehensive earnings	$(9,917)	$(416)

Total recognized in net periodic pension cost and other comprehensive earnings	$(5,382)	$(218)

     Actuarial assumptions used to determine benefit obligations at December 31, 2013 and 2012 are as follows:

	2013		2012
	Pension Plan	SERP	Pension Plan	SERP
Discount rate	4.9%	4.9%	4.5%	4.5%
Rate of compensation increase	4.0%	4.0%	4.0%	4.0%

     Actuarial assumptions used to determine net periodic pension cost for the year ended December 31, 2013 are as follows:

	2013		2012
	Pension Plan	SERP	Pension Plan	SERP
Discount rate	4.5%	4.5%	4.5%	4.5%
Expected long-term return on assets	6.3%	n/a	6.3%	n/a
Rate of compensation increase	4.0%	4.0%	4.0%	4.0%

     The following benefit payments, which reflect expected future service, are expected to be paid:

Years ending December 31 (In thousands)
2014	$2,161
2015	2,334
2016	2,427
2017	2,549
2018	2,608
2019-2024	19,297

     The Company expects to contribute approximately $3.0 million to the plans in 2014.

The Company's pension plan weighted asset allocations as of December 31, 2013 by asset category are as follows:

Asset Category
Equity securities	57.1%
Debt securities	42.9%
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

     The following table represents the fair value of plan assets classified under the appropriate level of fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Equity securities	$—	$50,023	$—	$50,023
Debt securities	389	37,194	—	37,583
Total investments	$389	$87,217	$—	$87,606
12. STOCK-BASED COMPENSATION
WESCO has sponsored four stock option plans: the 1999 Long-Term Incentive Plan, as amended and restated (“LTIP”), the 1998 Stock Option Plan, the Stock Option Plan for Branch Employees and the 1994 Stock Option Plan. The LTIP was designed to be the successor plan to all prior plans. Any shares remaining reserved for future issuance under the prior plans are available for issuance under the LTIP. The LTIP and predecessor plans are administered by the Compensation Committee of the Board of Directors.
On May 30, 2013, the Company renewed and restated the LTIP, increasing the maximum number of shares of common stock that may be issued under the plan by 1.6 million shares to 4.0 million. Under the LTIP, the total number of shares of Common Stock authorized to be issued under the LTIP will be reduced by 1 share of Common Stock for every 1 share that is subject to an option or stock appreciation right granted under the LTIP on or after May 30, 2013, and 1.83 shares of Common Stock for every 1 share that was subject to an award other than an option or stock appreciation right granted on or after May 30, 2013. As of December 31, 2013, 4.0 million shares of common stock were reserved under the LTIP for future equity award grants.
Except for the performance-based award, awards granted vest and become exercisable once criteria based on time is achieved. Performance-based awards vest based on market or performance conditions. All awards vest immediately in the event of a change in control. Each award terminates on the tenth anniversary of its grant date unless terminated sooner under certain conditions.
WESCO recognized $15.9 million, $15.1 million and $15.4 million of non-cash stock-based compensation expense, which is included in selling, general and administrative expenses, in 2013, 2012 and 2011, respectively. As of December 31, 2013, there was $17.2 million of total unrecognized compensation expense related to non-vested stock-based compensation arrangements for all awards previously made of which approximately $10.7 million is expected to be recognized in 2014, $5.7 million in 2015 and $0.8 million in 2016.
The total intrinsic value of awards exercised during the years ended December 31, 2013, 2012, and 2011 was $23.4 million, $41.1 million, and $13.8 million, respectively. The total amount of cash received from the exercise of options was less than $0.1 million, $3.2 million, and $0.4 million, respectively. The tax benefit associated with the exercise of stock options and stock-settled stock appreciation rights totaled $8.4 million, $11.4 million, and $5.4 million in 2013, 2012, and 2011, respectively. WESCO uses the direct only method and tax law ordering approach to calculate the tax effects of stock-based compensation. The tax benefit was recorded as a credit to additional paid-in capital.
The following table sets forth a summary of both stock options and stock appreciation rights and related information for the years indicated:

	2013				2012		2011
	Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (In thousands)	Awards	Weighted Average Exercise Price	Awards	Weighted Average Exercise Price
Beginning of year	3,142,021	$45.40			4,266,533	$39.64	4,498,303	$36.38
Granted	253,999	72.26			257,932	64.12	399,260	59.16
Exercised	(659,872)	53.08			(1,340,986)	30.54	(543,154)	25.83
Cancelled	(20,497)	61.26			(41,458)	49.96	(87,876)	46.86
End of year	2,715,651	45.93	5.4	$122,586	3,142,021	45.40	4,266,533	39.64
Exercisable at end of year	2,192,800	$40.94	4.7	$109,934	2,450,391	$43.16	3,176,161	$39.23

WESCO granted the following stock-settled stock appreciation rights at the following weighted average assumptions:

	2013	2012	2011
Stock-settled appreciation rights granted	253,999	257,932	399,260
Risk free interest rate	0.9%	0.9%	2.3%
Expected life (in years)	5.0	5.0	5.0
Expected volatility	50%	50%	49%

The following table sets forth a summary of time-based restricted stock units and related information for the year ended December 31, 2013:

	Awards	Weighted Average Fair Value
Unvested at December 31, 2012	187,335	$52.28
Granted	69,393	72.15
Vested	(65,705)	33.63
Forfeited	(6,277)	61.03
Unvested at December 31, 2013	184,746	$66.08

The weighted average fair value per stock-settled appreciation right granted was $31.34, $27.89 and $26.46 for the years ended December 31, 2013, 2012 and 2011, respectively. The weighted average fair value per restricted stock unit granted was $72.15, $64.27 and $60.05 for the years ended December 31, 2013, 2012 and 2011, respectively.

The following table sets forth a summary of performance-based awards for the year ended December 31, 2013:

	Awards	Weighted Average Fair Value
Unvested at December 31, 2012	46,500	$75.72
Granted	48,058	78.20
Vested	—	—
Forfeited	(2,074)	76.66
Unvested at December 31, 2013	92,484	$76.98

The unvested performance-based awards at December 31, 2013 includes 46,242 market-based performance awards. The number of shares that vest from these awards will be dependent upon WESCO's total stockholder return over a three-year period in relation to the total stockholder return of a select group of peer companies. These awards are valued based upon a Monte Carlo simulation model. The probability of meeting the market criteria was considered when calculating the estimated fair market value on the date of grant. These awards were accounted for as awards with market conditions, which are recognized over the service period, regardless of whether the market conditions are achieved and the awards ultimately vest.

The fair value of the performance shares based on total stockholder return granted during the year ended December 31, 2013 were estimated using the following weighted-average assumptions:

Weighted Average Assumptions
Grant date share price	$72.15
WESCO expected volatility	37.8%
Peer group median volatility	29.1%
Risk-free interest rate	0.38%
Correlation	116.8%

Vesting of the remaining 46,242 shares of performance-based awards in the table above will be dependent upon the three-year average growth rate of WESCO's net income. These awards are valued based upon the grant-date closing price of WESCO's common stock. These awards were accounted for as awards with performance conditions, accordingly stock-based compensation expense is recognized over the performance period and considers the probability that the performance targets will be achieved.
13. COMMITMENTS AND CONTINGENCIES
Future minimum rental payments required under operating leases, primarily for real property that have noncancelable lease terms in excess of one year as of December 31, 2013, are as follows:

(In thousands)
2014	$55,952
2015	49,941
2016	42,268
2017	34,818
2018	26,077
Thereafter	63,753

Rental expense for the years ended December 31, 2013, 2012 and 2011 was $60.0 million, $50.0 million and $48.0 million, respectively.
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

As initially reported in our 2008 Annual Report on Form 10-K, WESCO is a defendant in a lawsuit filed in a state court in Indiana in which a customer, ArcelorMittal Indiana Harbor, Inc. (“AIH”), alleges that the Company sold defective products to AIH in 2004 that were supplied to the Company by others. The lawsuit sought monetary damages in the amount of approximately $50 million. On February 14, 2013, the jury returned a verdict in favor of AIH and awarded damages in the amount of approximately $36.1 million, and judgment was entered on the jury's verdict. As a result, the Company recorded a $36.1 million charge to selling, general and administrative expenses in 2012. The Company disputes this outcome and filed a post-trial motion challenging the verdict alleging various errors that occurred during trial. The Company received letters from its insurers confirming insurance coverage of the matter and recorded a receivable in the quarter ended March 31, 2013 in an amount equal to the previously recorded liability. AIH also filed a post-trial motion asking the court to award additional amounts to AIH, including prejudgment and post-judgment interest. The Court denied the Company's post-trial motion on June 28, 2013 and granted in part AIH's motion, awarding prejudgment interest in the amount of $3.9 million and ordering post-judgment interest to accrue on the entire judgment at 8% per annum. In the quarter ended June 30, 2013, the Company received letters from its insurers confirming insurance coverage of all prejudgment and post-judgment interest related to the matter, and recorded a liability and a corresponding receivable in the amount of $4.7 million for all interest accrued in connection with this matter. Final judgment was entered by the court on July 16, 2013, and the Company is appealing the judgment. The Company has recorded an additional liability and a corresponding receivable in the amount of $1.6 million for post-judgment interest accrued in connection with this matter in the second half of 2013. The judgment may increase or decrease based on the outcome of the appellate proceedings that cannot be predicted with certainty.
14. SEGMENTS AND RELATED INFORMATION
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
WESCO attributes revenues from external customers to individual countries on the basis of the point of sale. The following table sets forth information about WESCO by geographic area:

	Net Sales Year Ended December 31,						Long-Lived Assets December 31,
	2013		2012		2011		2013	2012	2011
(In thousands)
United States	$5,275,275	70%	$5,215,849	79%	$4,994,641	82%	$137,904	$144,947	$131,988
Canada	1,882,313	25%	1,084,109	17%	900,551	15%	93,642	100,366	24,609
Mexico	90,152	1%	92,370	1%	84,871	1%	615	532	573
Subtotal North American Operations	7,247,740		6,392,328		5,980,063		232,161	245,845	157,170
Other International	265,602	4%	186,973	3%	145,655	2%	11,115	6,047	771
Total	$7,513,342		$6,579,301		$6,125,718		$243,276	$251,892	$157,941

The following table sets forth sales information about WESCO’s sales by product category:

Year Ended December 31,	2013	2012	2011
(percentages based on total sales)
General and Industrial Supplies	40%	36%	34%
Wire, Cable and Conduit	16%	17%	18%
Data and Broadband Communications	14%	15%	17%
Power Distribution Equipment	11%	13%	11%
Lighting and Controls	10%	9%	9%
Control, Automation and Motors	9%	10%	11%

15. OTHER FINANCIAL INFORMATION
WESCO International has outstanding $344.9 million in aggregate principal amount of 2029 Debentures. The 2029 Debentures are fully and unconditionally guaranteed by WESCO Distribution, a 100% owned subsidiary of WESCO International, on a senior subordinated basis to all existing and future senior indebtedness of WESCO Distribution.
WESCO Distribution has $500 million aggregate principal amount of 2021 Notes. The 2021 Notes are unsecured senior obligations of WESCO Distribution and are guaranteed on a senior unsecured basis by WESCO International.
Condensed consolidating financial information for WESCO International, WESCO Distribution, Inc. and the non-guarantor subsidiaries is as follows:

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS

	December 31, 2013
	(In thousands)
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Cash and cash equivalents	$—	$31,695	$92,030	$—	$123,725
Trade accounts receivable, net	—	—	1,045,054	—	1,045,054
Inventories, net	—	351,242	436,082	—	787,324
Other current assets	22	166,540	120,365	(44,489)	242,438
Total curent assets	22	549,477	1,693,531	(44,489)	2,198,541
Intercompany receivables, net	—	—	1,906,785	(1,906,785)	—
Property, buildings and equipment, net	—	59,569	139,085	—	198,654
Intangible assets, net	—	5,404	433,763	—	439,167
Goodwill and other intangibles, net	—	246,125	1,488,266	—	1,734,391
Investments in affiliates and other noncurrent assets	3,137,418	3,722,902	—	(6,860,320)	—
Other noncurrent assets	4,361	15,627	26,367	—	46,355
Total assets	$3,141,801	$4,599,104	$5,687,797	$(8,811,594)	$4,617,108

Accounts payable	$—	$410,017	$325,080	$—	$735,097
Short-term debt	—	—	37,551	—	37,551
Other current liabilities	11,920	114,894	189,616	(44,489)	271,941
Total current liabilities	11,920	524,911	552,247	(44,489)	1,044,589
Intercompany payables, net	1,168,507	738,278	—	(1,906,785)	—
Long-term debt	174,149	675,424	598,061	—	1,447,634
Other noncurrent liabilities	22,416	220,650	117,028	—	360,094
Total WESCO International stockholders’ equity	1,764,809	2,439,841	4,420,479	(6,860,320)	1,764,809
Noncontrolling interest	—	—	(18)	—	(18)
Total liabilities and stockholders’ equity	$3,141,801	$4,599,104	$5,687,797	$(8,811,594)	$4,617,108

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS (continued)

	December 31, 2012
	(In thousands)
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Cash and cash equivalents	$—	$52,275	$33,824	$—	$86,099
Trade accounts receivable, net	—	—	1,036,235	—	1,036,235
Inventories, net	—	347,008	446,966	—	793,974
Other current assets	—	66,107	118,404	1,018	185,529
Total current assets	—	465,390	1,635,429	1,018	2,101,837
Intercompany receivables, net	—	—	1,756,898	(1,756,898)	—
Property, buildings and equipment, net	—	58,523	152,200	—	210,723
Intangible assets, net	—	6,153	490,608	—	496,761
Goodwill and other intangibles, net	—	246,125	1,531,672	—	1,777,797
Investments in affiliates	2,918,779	3,590,772	—	(6,509,551)	—
Other noncurrent assets	4,671	16,842	19,656	1,342	42,511
Total assets	$2,923,450	$4,383,805	$5,586,463	$(8,264,089)	$4,629,629

Accounts payable	$—	$401,016	$305,564	$—	$706,580
Short-term debt	—	—	30,136	—	30,136
Other current liabilities	16,779	100,956	152,526	1,018	271,279
Total current liabilities	16,779	501,972	488,226	1,018	1,007,995
Intercompany payables, net	1,153,562	603,336	—	(1,756,898)	—
Long-term debt	171,213	847,761	676,439	—	1,695,413
Other noncurrent liabilities	28,099	190,294	152,795	1,342	372,530
Total WESCO International stockholders’ equity	1,553,797	2,240,442	4,269,109	(6,509,551)	1,553,797
Noncontrolling interest	—	—	(106)	—	(106)
Total liabilities and stockholders’ equity	$2,923,450	$4,383,805	$5,586,463	$(8,264,089)	$4,629,629

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year ended December 31, 2013
	(In thousands)
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net sales	$—	$3,386,043	$4,253,666	$(126,367)	$7,513,342
Cost of goods sold	—	2,700,692	3,393,567	(126,367)	5,967,892
Selling, general and administrative expenses	29	485,575	511,206	—	996,810
Depreciation and amortization	—	18,331	49,311	—	67,642
Results of affiliates’ operations	294,137	207,630	—	(501,767)	—
Interest expense, net	23,918	75,294	(13,605)	—	85,607
Loss on debt extinguishment	—	13,225	—	—	13,225
Loss on sale of Argentina business	—	—	2,315	—	2,315
Provision for income taxes	(6,327)	25,657	84,003	—	103,333
Net income (loss)	276,517	274,899	226,869	(501,767)	276,518
Less: Net loss attributable to noncontrolling interest	—	—	88	—	88
Net income (loss) attributable to WESCO International, Inc.	$276,517	$274,899	$226,781	$(501,767)	$276,430
Comprehensive income:
Foreign currency translation adjustment	(83,172)	(83,172)	(83,172)	166,344	(83,172)
Post retirement benefit plan adjustments	7,673	7,673	7,673	(15,346)	7,673
Comprehensive income attributable to WESCO International, Inc.	$201,018	$199,400	$151,282	$(350,769)	$200,931

	Year ended December 31, 2012
	(In thousands)
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net sales	$—	$3,442,714	$3,265,007	$(128,420)	$6,579,301
Cost of goods sold	—	2,738,941	2,637,334	(128,420)	5,247,855
Selling, general and administrative expenses	59	593,400	367,555	—	961,014
Depreciation and amortization	—	15,208	22,353	—	37,561
Results of affiliates’ operations	218,398	168,876	—	(387,274)	—
Interest expense, net	23,163	46,864	(22,265)	—	47,762
Loss on debt extinguishment	—	3,470	—	—	3,470
Provision for income taxes	(6,583)	13,846	72,617	—	79,880
Net income	201,759	199,861	187,413	(387,274)	201,759
Less: Net loss attributable to noncontrolling interest	—	—	(18)	—	(18)
Net income attributable to WESCO International, Inc.	$201,759	$199,861	$187,431	$(387,274)	$201,777
Comprehensive income:
Foreign currency translation adjustment	(9,013)	(9,013)	(9,013)	18,026	(9,013)
Comprehensive income attributable to WESCO International, Inc.	$192,746	$190,848	$178,418	$(369,248)	$192,764

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (continued)

	Year ended December 31, 2011
	(In thousands)
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net sales	$—	$3,230,753	$2,998,639	$(103,674)	$6,125,718
Cost of goods sold	—	2,585,978	2,406,845	(103,674)	4,889,149
Selling, general and administrative expenses	70	546,901	325,012	—	871,983
Depreciation and amortization	—	11,995	19,612	—	31,607
Results of affiliates’ operations	213,476	164,787	—	(378,263)	—
Interest expense, net	23,990	49,297	(19,684)	—	53,603
Other income	—	—	—	—	—
Provision for income taxes	(7,004)	6,475	83,665	—	83,136
Net income attributable to WESCO International, Inc.	$196,420	$194,894	$183,189	$(378,263)	$196,240
Less: Net loss attributable to noncontrolling interest	—	—	(11)	—	(11)
Net income attributable to WESCO International, Inc.	$196,420	$194,894	$183,200	$(378,263)	$196,251
Comprehensive income:
Foreign currency translation adjustment	(12,576)	(12,576)	(12,576)	25,152	(12,576)
Comprehensive income attributable to WESCO International, Inc.	$183,844	$182,318	$170,624	$(353,111)	$183,675

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year ended December 31, 2013
	(In thousands)
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net cash (used) provided by operating activities	$(10,716)	$209,501	$116,356	$—	$315,141
Investing activities:
Capital expenditures	—	(16,728)	(11,097)	—	(27,825)
Proceeds from sale of assets	—	—	10,807	—	10,807
Advances to subsidiaries and other	—	(14,945)	(1,205)	14,945	(1,205)
Net cash used in investing activities	—	(31,673)	(1,495)	14,945	(18,223)
Financing activities:
Proceeds from issuance of debt	14,945	1,143,604	359,247	(14,945)	1,502,851
Repayments of debt	—	(1,327,916)	(412,561)	—	(1,740,477)
Other	(4,229)	(14,096)	(1,568)	—	(19,893)
Net cash provided provided by financing activities	10,716	(198,408)	(54,882)	(14,945)	(257,519)
Effect of exchange rate changes on cash and cash equivalents	—	—	(1,773)	—	(1,773)
Net change in cash and cash equivalents	—	(20,580)	58,206	—	37,626
Cash and cash equivalents at the beginning of year	—	52,275	33,824	—	86,099
Cash and cash equivalents at the end of period	$—	$31,695	$92,030	$—	$123,725

	Year ended December 31, 2012
	(In thousands)
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net cash (used) provided by operating activities	$(19,476)	$680,813	$(373,153)	$—	$288,184
Investing activities:
Capital expenditures	—	(18,697)	(4,387)	—	(23,084)
Acquisition payments	—	(142,483)	(1,146,997)	—	(1,289,480)
Advances to subsidiaries and other	—	(1,164,221)	1,558	1,164,221	1,558
Net cash used in investing activities	—	(1,325,401)	(1,149,826)	1,164,221	(1,311,006)
Financing activities:
Proceeds from issuance of debt	17,224	1,145,300	2,326,063	(1,164,221)	2,324,366
Repayments of debt	—	(469,244)	(784,755)	—	(1,253,999)
Other	2,252	(23,605)	(4,966)	—	(26,319)
Net cash provided (used) by financing activities	19,476	652,451	1,536,342	(1,164,221)	1,044,048
Effect of exchange rate changes on cash and cash equivalents	—	—	1,004	—	1,004
Net change in cash and cash equivalents	—	7,863	14,367	—	22,230
Cash and cash equivalents at the beginning of year	—	44,412	19,457	—	63,869
Cash and cash equivalents at the end of period	$—	$52,275	$33,824	$—	$86,099

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (continued)

	Year ended December 31, 2011
	(In thousands)
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net cash (used) provided by operating activities	$(12,342)	$61,384	$118,491	$—	$167,533
Investing activities:
Capital expenditures	—	(28,602)	(4,745)	—	(33,347)
Acquisition payments	—	(7,750)	(40,343)	—	(48,093)
Sale of subsidiary	—	—	97	—	97
Advances to subsidiaries and other	—	(54,698)	—	54,698	—
Net cash used in investing activities	—	(91,050)	(44,991)	54,698	(81,343)
Financing activities:
Proceeds from issuance of debt	14,355	291,300	397,600	(54,698)	648,557
Repayments of debt	—	(264,400)	(466,497)	—	(730,897)
Other	(2,013)	14,837	(1,392)	—	11,432
Net cash provided (used) by financing activities	12,342	41,737	(70,289)	(54,698)	(70,908)
Effect of exchange rate changes on cash and cash equivalents	—	—	(4,990)	—	(4,990)
Net change in cash and cash equivalents	—	12,071	(1,779)	—	10,292
Cash and cash equivalents at the beginning of year	—	32,341	21,236	—	53,577
Cash and cash equivalents at the end of period	$—	$44,412	$19,457	$—	$63,869

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
The Company revised its condensed consolidating statements of income and comprehensive income for interest expense related to intercompany borrowings, increasing interest expense of WESCO Distribution by $29.2 million and $27.9 million and decreasing interest expense of non-guarantor subsidiaries by $29.2 million and $27.9 million for the years ended December 31, 2012 and 2011, respectively. In addition, the Company revised its methodology for allocating income tax expense during interim reporting periods, resulting in a decrease in income tax expense of WESCO International by $17.1 million and $16.3 million, a decrease in income tax expense of WESCO Distribution by $9.6 million and $5.0 million and an increase in income tax expense of non-guarantor subsidiaries by $26.7 million and $21.3 million for the years ended December 31, 2012 and 2011, respectively.
The Company revised its condensed statements of cash flows to present proceeds from issuance of debt and repayments of debt for the years ended December 31, 2012 and 2011. For the year ended December 31, 2012, the Company revised its condensed statement of cash flows to properly classify debt between WESCO Distribution (proceeds of $1,145.3 million and repayments of $469.2 million) and non-guarantor subsidiaries (proceeds of $1,179.1 million and repayments of $784.8 million). For the year ended December 31, 2011, the Company revised its condensed statement of cash flows to properly classify debt between WESCO Distribution (proceeds of $291.3 million and repayments of $264.4 million) and non-guarantor subsidiaries (proceeds of $357.3 million and repayments of $466.5 million). The Company revised its condensed consolidating statements of cash flows for 2012 to reflect a $3.6 million advance from WESCO International to WESCO Distribution, and for 2011 to reflect a $7.5 million advance from WESCO Distribution to WESCO International.
The impact of the revisions noted above, which the Company has determined is not material to the consolidated financial statements taken as a whole, did not have any impact on the consolidated amounts previously reported, nor did they impact the Company's obligations under the 2029 Debentures. The prior period condensed consolidating financial statements will be similarly revised as the information is presented in the Company's first quarter Form 10-Q filing for 2014.

16. SELECTED QUARTERLY FINANCIAL DATA (unaudited)
The following table sets forth selected quarterly financial data for the years ended December 31, 2013 and 2012:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013
Net Sales	$1,808,059	$1,893,953	$1,931,260	$1,880,070
Cost of goods sold	1,426,979	1,501,403	1,535,609	1,503,901
Income from operations	136,907	109,891	123,646	110,554
Income before income taxes	114,981	88,122	100,027	76,721
Net income	84,094	65,351	69,118	57,955
Net income attributable to WESCO International, Inc.	83,989	65,285	69,162	57,994
Basic earnings per share attributable to WESCO International, Inc.(A)	1.91	1.48	1.57	1.31
Diluted earnings per share attributable to WESCO International, Inc.(B)	1.60	1.25	1.32	1.09

2012
Net Sales	$1,606,018	$1,672,734	$1,656,186	$1,644,363
Cost of goods sold	1,286,268	1,337,062	1,317,432	1,307,093
Income from operations	83,532	96,051	103,032	50,356
Income before income taxes	74,570	84,574	90,378	32,117
Net income	52,940	58,932	63,391	26,496
Net income attributable to WESCO International, Inc.	52,978	58,874	63,415	26,510
Basic earnings per share attributable to WESCO International, Inc.(A)	1.22	1.35	1.45	0.60
Diluted earnings per share attributable to WESCO International, Inc.(B)	1.03	1.15	1.25	0.52

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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
Changes in Internal Control Over Financial Reporting
During the last fiscal quarter of 2013, there were no changes in the Company’s internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information set forth under the captions “Board of Directors” and “Executive Officers” in our definitive Proxy Statement for our 2014 Annual Meeting of Stockholders is incorporated herein by reference.
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
The information required by Item 10 that relates to our Directors and executive officers is incorporated by reference from the information appearing under the captions “Corporate Governance”, “Board and Committee Meetings” and “Security Ownership” in our definitive Proxy Statement for our 2014 Annual Meeting of Stockholders that is to be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year on December 31, 2013.
Item 11. Executive Compensation.
The information set forth under the captions “Compensation Discussion and Analysis” and “Director Compensation” in our definitive Proxy Statement for our 2014 Annual Meeting of Stockholders is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information set forth under the caption “Security Ownership” in our definitive Proxy Statement for our 2014 Annual Meeting of Stockholders is incorporated herein by reference.
The following table provides information as of December 31, 2013 with respect to the shares of our common stock that may be issued under our existing equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	2,992,881	$40.94	3,952,211
Equity compensation plans not approved by security holders	—	—	—
Total	2,992,881	$40.94	3,952,211
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information set forth under the captions “Transactions with Related Persons” and “Corporate Governance” in our definitive Proxy Statement for our 2014 Annual Meeting of Stockholders is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
The information set forth under the caption “Independent Registered Public Accounting Firm Fees and Services” in our definitive Proxy Statement for our 2014 Annual Meeting of Stockholders is incorporated herein by reference.

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
Incorporated by reference to Exhibit 2.1 to WESCO's Current Report on Form 8-K, dated October 17, 2012

3.1	Restated Certificate of Incorporation of WESCO International, Inc.	Incorporated by reference to Exhibit 3.1 to WESCO’s Registration Statement on Form S-4 (No. 333-70404)

3.2	Amended and Restated By-laws of WESCO International, Inc., effective as of September 28, 2009.	Incorporated by reference to Exhibit 3.1 to WESCO’s Current Report on Form 8-K, dated September 28, 2009

4.1	Indenture, dated August 27, 2009, by and among WESCO International, Inc., WESCO Distribution, Inc. and The Bank of New York, as Trustee.	Incorporated by reference to Exhibit 4.1 to WESCO’s Current Report on Form 8-K, dated August 27, 2009

4.2	Form of 6.0% Convertible Senior Debenture due 2029.	Incorporated by reference to Exhibit 4.1 to WESCO’s Current Report on Form 8-K, dated August 27, 2009

4.3	Indenture, dated November 26, 2013, among WESCO Distribution, Inc. and U.S. Bank National Association, as trustee.	Incorporated by reference to Exhibit 4.1 to WESCO’s Current Report on Form 8-K, dated November 27, 2013

4.4	Form of 5.375% Restricted Note due 2021.	Incorporated by reference to Exhibit A-1 to Exhibit 4.1 to WESCO’s Current Report on Form 8-K, dated November 27, 2013

4.5	Form of 5.375% Unrestricted Note due 2021.	Incorporated by reference to Exhibit A-2 to Exhibit 4.1 to WESCO’s Current Report on Form 8-K, dated November 27, 2013

10.1	Form of Stock Option Agreement.	Incorporated by reference to Exhibit 10.4 to WESCO’s Registration Statement on Form S-4 (No. 333-43225)

10.2	Form of Amendment to Stock Option Agreement.	Incorporated by reference to Exhibit 10.2 to WESCO’s Current Report on Form 8-K, dated March 2, 2006

Exhibit No.	Description of Exhibit	Prior Filing or Sequential Page Number
10.3	Form of Management Stock Option Agreement.	Incorporated by reference to Exhibit 10.2 to WESCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998

10.4	Form of Amendment to Management Stock Option Agreement.	Incorporated by reference to Exhibit 10.6 to WESCO’s Current Report on Form 8-K dated March 2, 2006

10.5	1999 Deferred Compensation Plan for Non-Employee Directors, as amended and restated September 20, 2007.	Incorporated by reference to Exhibit 10.5 to WESCO's Annual Report on Form 10-K for the year ended December 31, 2011

10.6	1999 Long-Term Incentive Plan, as restated effective as of May 21, 2008.	Incorporated by reference to Appendix B to the Proxy Statement for the 2008 Annual Meeting of Stockholders filed on Schedule 14A on April 24, 2008

10.7	Form of Stock Appreciation Rights Agreement for Employees.	Incorporated by reference to Exhibit 10.7 to WESCO's Annual Report on Form 10-K for the year ended December 31, 2011

10.8	Form of Restricted Stock Unit Agreement for Employees.	Incorporated by reference to Exhibit 10.8 to WESCO's Annual Report on Form 10-K for the year ended December 31, 2011

10.9	Form of Stock Appreciation Rights Agreement for Non-Employee Directors.	Incorporated by reference to Exhibit 10.3 to WESCO’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010

10.10	Form of Restricted Stock Unit Agreement for Non-Employee Directors.	Incorporated by reference to Exhibit 10.4 to WESCO’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010

10.11	Amended and Restated Registration and Participation Agreement, dated as of June 5, 1998, among WESCO International, Inc. and certain security holders of WESCO International, Inc. named therein.	Incorporated by reference to Exhibit 10.19 to WESCO’s Registration Statement on Form S-4 (No. 333-43225)

10.12
Third Amended and Restated Receivables Purchase Agreement, dated as of April 13, 2009, by and among WESCO Receivables Corp., WESCO Distribution, Inc., the Purchasers and Purchaser Agents party thereto and PNC Bank, National Association (as successor to Wachovia Capital Markets, LLC), as Administrator.
Incorporated by reference to Exhibit 10.1 to WESCO’s Current Report on Form 8-K, dated April 13, 2009

10.13	First Amendment to the Third Amended and Restated Receivables Purchase Agreement, dated as of August 31, 2009.	Incorporated by reference to Exhibit 10.4 to WESCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009

10.14	Second Amendment to the Third Amended and Restated Receivables Purchase Agreement, dated as of September 7, 2010.	Incorporated by reference to Exhibit 10.1 to WESCO’s Current Report on Form 8-K, dated September 7, 2010

10.15	Third Amendment to the Third Amended and Restated Receivables Purchase Agreement, dated as of December 16, 2010.	Incorporated by reference to Exhibit 10.1 to WESCO’s Current Report on Form 8-K, dated December 16, 2010

10.16	Fourth Amendment to the Third Amended and Restated Receivables Purchase Agreement, dated as of August 22, 2011.	Incorporated by reference to Exhibit 10.2 to WESCO's Current Report on Form 8-K dated August 24, 2011

10.17	Fifth Amendment to the Third Amended and Restated Receivables Purchase Agreement, dated as of July 31, 2012.	Incorporated by reference to Exhibit 10.23 to WESCO's Annual Report on Form 10-K for the year ended December 31, 2012

Exhibit No.	Description of Exhibit	Prior Filing or Sequential Page Number
10.18	Sixth Amendment to the Third Amended and Restated Receivables Purchase Agreement, dated as of October 9, 2012.	Incorporated by reference to Exhibit 10.24 to WESCO's Annual Report on Form 10-K for the year ended December 31, 2012

10.19	Seventh Amendment to the Third Amended and Restated Receivables Purchase Agreement, dated December 11, 2012.	Incorporated by reference to Exhibit 10.3 to WESCO’s Current Report on Form 8-K, dated December 17, 2012

10.20	Amended and Restated Employment Agreement, dated as of September 1, 2009, between WESCO International Inc. and John J. Engel.	Incorporated by reference to Exhibit 10.2 to WESCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009

10.21	Amended and Restated Employment Agreement, dated as of September 1, 2009, between WESCO International Inc. and Stephen A. Van Oss.	Incorporated by reference to Exhibit 10.3 to WESCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009

10.22	Term Sheet, dated January 15, 2010, memorializing terms of employment of Diane Lazzaris by WESCO International, Inc.	Incorporated by reference to Exhibit 10.28 to WESCO’s Annual Report on Form 10-K for the year ended December 31, 2009

10.23	Term Sheet, dated June 18, 2010, memorializing terms of employment of Kimberly Windrow by WESCO International, Inc.	Incorporated by reference to Exhibit 10.1 to WESCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010

10.24	Notice of Performance Share Award under the WESCO International, Inc. 1999 Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.1 to WESCO’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012

10.25	Term Sheet, dated May 24, 2012, memorializing terms of employment of Kenneth Parks by WESCO International, Inc.	Incorporated by reference to Exhibit 10.1 to WESCO's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.26
Term Loan agreement, dated as of December 12, 2012 among WESCO Distribution, Inc., WDCC Enterprises Inc., WESCO International, Inc., Credit Suisse AG, Cayman Island Branch, as Administrative Agent and Collateral Agent and the other Lenders and Agents party thereto
Incorporated by reference to Exhibit 10.1 to WESCO's Current Report on Form 8-K, dated December 17, 2012

10.27
Amended and Restated Credit Agreement, dated as of December 12, 2012, by and among WESCO Distribution, Inc., the other U.S. Borrowers party thereto, WESCO Distribution Canada LP and WDCC Enterprises Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, and JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent, and the other Loan Parties and Lenders party thereto.

Incorporated by reference to Exhibit 10.2 to WESCO’s Current Report on Form 8-K, dated December 17, 2012

10.28	1999 Long-Term Incentive Plan, as restated effective as of May 30, 2013.	Incorporated by reference to Appendix A to the Proxy Statement filed on Schedule 14A on April 16, 2013

10.29	Eighth Amendment to the Third Amended and Restated Receivables Purchase Agreement, dated September 20, 2013.	Incorporated by reference to Exhibit 10.1 to WESCO’s Current Report on Form 8-K, dated September 23, 2013

10.30	Registration Rights Agreement, dated November 26, 2013 among WESCO Distribution, Inc., WESCO International, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated.	Incorporated by reference to Exhibit 10.1 to WESCO’s Current Report on Form 8-K dated November 27, 2013

Exhibit No.	Description of Exhibit	Prior Filing or Sequential Page Number
10.31
First Amendment to Term Loan Agreement, dated as of November 19, 2013 among WESCO Distribution, Inc., WDCC Enterprises Inc., WESCO International, Inc., Credit Suisse AG, Cayman Island Branch, as Administrative Agent and Collateral Agent and the other Lenders and Agents party thereto.

Filed herewith

10.32	Form of Non-Employee Director Restricted Stock Unit Agreement.	Filed herewith

10.33	Form of Stock Appreciation Rights Agreement for Employees.	Filed herewith

10.34	Form of Restricted Stock Unit Agreement For Employees.	Filed herewith

10.35	Notice of Performance Share Award Under the WESCO International, Inc. 1999 Long-Term Incentive Plan, as amended May 30, 2013.	Filed herewith

21.1	Subsidiaries of WESCO.	Filed herewith

23.1	Consent of PricewaterhouseCoopers LLP.	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act.	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act.	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

101	Interactive Data File	Filed herewith
The registrant hereby agrees to furnish supplementally to the Commission, upon request, a copy of any omitted schedule to any of the agreements contained herein.
Copies of exhibits may be retrieved electronically at the Securities and Exchange Commission’s home page at www.sec.gov. Exhibits will also be furnished without charge by writing to Kenneth S. Parks, Senior Vice President and Chief Financial Officer, 225 West Station Square Drive, Suite 700, Pittsburgh, Pennsylvania 15219. Requests may also be directed to (412) 454-2200.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESCO INTERNATIONAL, INC.
By:	/s/ JOHN J. ENGEL
	Name:	John J. Engel
	Title:	Chairman, President and Chief Executive Officer
	Date:	February 21, 2014

WESCO INTERNATIONAL, INC.
By:	/s/ KENNETH S. PARKS
	Name:	Kenneth S. Parks
	Title:	Senior Vice President and Chief Financial Officer
	Date:	February 21, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN J. ENGEL	Chairman, President and Chief Executive Officer	February 21, 2014
John J. Engel	(Principal Executive Officer)

/s/ KENNETH S. PARKS	Senior Vice President and Chief Financial Officer	February 21, 2014
Kenneth S. Parks	(Principal Financial and Accounting Officer)

/s/ SANDRA BEACH LIN	Director	February 21, 2014
Sandra Beach Lin

/s/ GEORGE L. MILES, JR.	Director	February 21, 2014
George L. Miles, Jr.

/s/ JOHN K. MORGAN	Director	February 21, 2014
John K. Morgan

/s/ STEPHEN A. RAYMUND	Director	February 21, 2014
Steven A. Raymund

/s/ JAMES L. SINGLETON	Director	February 21, 2014
James L. Singleton

/s/ ROBERT J. TARR, JR.	Director	February 21, 2014
Robert J. Tarr, Jr.

/s/ LYNN M. UTTER	Director	February 21, 2014
Lynn M. Utter

/s/ STEPHEN A. VAN OSS	Director	February 21, 2014
Stephen A. Van Oss

/s/ WILLIAM J. VARESCHI	Director	February 21, 2014
William J. Vareschi

Schedule II—Valuation and Qualifying Accounts

	(In thousands)
	Balance at Beginning	Charged to	Charged to Other		Balance at
(In thousands)	of Period	Expense	Accounts(1)	Deductions(2)	End of Period
Allowance for doubtful accounts
Year ended December 31, 2013	$17,242	$2,878	$2,623	$(3,434)	$19,309
Year ended December 31, 2012	21,590	1,119	—	(5,467)	17,242
Year ended December 31, 2011	18,562	6,583	—	(3,555)	21,590
_________________________

(1)	Represents allowance for doubtful accounts in connection with certain acquisitions and divestitures.

(2)	Includes a reduction in the allowance for doubtful accounts due to write-off of accounts receivable.