Form 10-Q
period 2014-03-31
WESCO INTERNATIONAL INC
filed 2014-05-06
CIK 929008

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

As of May 5, 2014, WESCO International, Inc. had 44,440,840 shares of common stock outstanding.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

Table of Contents

Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of March 31, 2014 (unaudited) and December 31, 2013 (unaudited)	2
Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2014 and 2013 (unaudited)	3
Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013 (unaudited)	4
Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	22

Item 4. Controls and Procedures	22

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	23

Item 6. Exhibits	23

Signatures and Certifications	24

EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

Amounts in thousands, except share data	March 31, 2014	December 31, 2013
Assets
Current Assets:
Cash and cash equivalents	$96,356	$123,725
Trade accounts receivable, net of allowance for doubtful accounts of $19,682 and $19,309 in 2014 and 2013, respectively	1,105,297	1,045,054
Other accounts receivable	106,960	130,043
Inventories, net	811,095	787,324
Prepaid expenses and other current assets	140,191	119,469
Total current assets	2,259,899	2,205,615
Property, buildings and equipment, net of accumulated depreciation of $218,743 and $213,758 in 2014 and 2013, respectively	195,263	198,654
Intangible assets, net	449,180	439,167
Goodwill	1,752,112	1,734,391
Other assets	54,615	71,066
Total assets	$4,711,069	$4,648,893
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$781,819	$735,097
Accrued payroll and benefit costs	39,741	56,548
Short-term debt	42,722	37,551
Current portion of long-term debt	2,458	2,510
Other current liabilities	219,432	219,957
Total current liabilities	1,086,172	1,051,663
Long-term debt, net of discount of $173,611 and $174,686 in 2014 and 2013, respectively	1,457,586	1,447,634
Deferred income taxes	350,870	341,334
Other noncurrent liabilities	42,882	43,471
Total liabilities	$2,937,510	$2,884,102
Commitments and contingencies (Note 8)
Stockholders’ Equity:
Preferred stock, $.01 par value; 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 210,000,000 shares authorized, 58,322,074 and 58,107,304 shares issued and 44,432,109 and 44,267,460 shares outstanding in 2014 and 2013, respectively	583	581
Class B nonvoting convertible common stock, $.01 par value; 20,000,000 shares authorized, 4,339,431 issued and no shares outstanding in 2014 and 2013, respectively	43	43
Additional capital	1,090,627	1,082,772
Retained earnings	1,419,919	1,368,386
Treasury stock, at cost; 18,229,729 and 18,179,275 shares in 2014 and 2013, respectively	(614,502)	(610,430)
Accumulated other comprehensive income	(123,043)	(76,543)
Total WESCO International stockholders' equity	1,773,627	1,764,809
Noncontrolling interest	(68)	(18)
Total stockholders’ equity	1,773,559	1,764,791
Total liabilities and stockholders’ equity	$4,711,069	$4,648,893

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended
	March 31,
Amounts in thousands, except share data	2014	2013
Net sales	$1,810,825	$1,808,059
Cost of goods sold (excluding depreciation and amortization below)	1,436,032	1,426,979
Selling, general and administrative expenses	265,462	227,456
Depreciation and amortization	16,372	16,717
Income from operations	92,959	136,907
Interest expense, net	20,688	21,926
Income before income taxes	72,271	114,981
Provision for income taxes	20,416	30,887
Net income	51,855	84,094
Less: Net (loss) income attributable to noncontrolling interest	(50)	105
Net income attributable to WESCO International, Inc.	$51,905	$83,989
Comprehensive income:
Foreign currency translation adjustment	(46,500)	(23,481)
Comprehensive income attributable to WESCO International, Inc.	$5,405	$60,508

Earnings per share attributable to WESCO International, Inc.
Basic	$1.17	$1.91
Diluted	$0.97	$1.60

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31,
Amounts in thousands	2014	2013
Operating Activities:
Net income	$51,855	$84,094
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,372	16,717
Deferred income taxes	7,864	20,093
Other operating activities, net	2,202	2,831
Changes in assets and liabilities:
Trade receivables, net	(55,285)	(61,816)
Other accounts receivable	22,868	(12,456)
Inventories, net	(17,373)	(2,441)
Prepaid expenses and other current assets	(19,668)	30,160
Accounts payable	43,604	41,764
Accrued payroll and benefit costs	(16,854)	(22,291)
Other current and noncurrent liabilities	11,128	(16,262)
Net cash provided by operating activities	46,713	80,393

Investing Activities:
Acquisition payments, net of cash acquired	(91,187)	—
Capital expenditures	(5,012)	(5,974)
Other investing activities	39	4,944
Net cash used in investing activities	(96,160)	(1,030)

Financing Activities:
Proceeds from issuance of short-term debt	18,503	6,880
Repayments of short-term debt	(13,211)	(1,305)
Proceeds from issuance of long-term debt	404,922	275,135
Repayments of long-term debt	(390,232)	(332,251)
Other financing activities, net	3,557	2,471
Net cash provided by (used in) financing activities	23,539	(49,070)

Effect of exchange rate changes on cash and cash equivalents	(1,461)	399

Net change in cash and cash equivalents	(27,369)	30,692
Cash and cash equivalents at the beginning of period	123,725	86,099
Cash and cash equivalents at the end of period	$96,356	$116,791

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. ORGANIZATION
WESCO International, Inc. and its subsidiaries (collectively, “WESCO” or the "Company"), headquartered in Pittsburgh, Pennsylvania, is a full-line distributor of electrical, industrial and communications maintenance, repair and operating (“MRO”) and original equipment manufactures' (“OEM”) products, construction materials, and advanced supply chain management and logistics services used primarily in the industrial, construction, utility and commercial, institutional and government markets. We serve over 75,000 active customers globally, through approximately 475 full service branches and nine distribution centers located primarily in the United States, Canada and Mexico, with offices in 15 additional countries.

2. ACCOUNTING POLICIES
Basis of Presentation
The unaudited condensed consolidated financial statements of WESCO have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in WESCO’s 2013 Annual Report on Form 10-K filed with the SEC. The December 31, 2013 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States.
The unaudited condensed consolidated balance sheet as of March 31, 2014, the unaudited condensed consolidated statements of income and comprehensive income for the three months ended March 31, 2014 and 2013, respectively, and the unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2014 and 2013, respectively, in the opinion of management, have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair statement of the results of the interim periods. All adjustments reflected in the unaudited condensed consolidated financial statements are of a normal recurring nature unless indicated. Results for the interim periods presented are not necessarily indicative of the results to be expected for the full year.
Revision
Certain amounts in the Company's consolidated balance sheet as of December 31, 2013, as presented herein, have been revised to appropriately present current and non-current deferred tax balances as well as current taxes refundable/payable in accordance with ASC 740.  Specifically, other assets and deferred income tax liabilities each increased by $24.7 million at December 31, 2013.  Additionally, prepaid expenses and other current assets increased by $7.1 million with a corresponding increase to other current liabilities of $7.1 million at December 31, 2013.  The Company will also revise its consolidated balance sheet as of December 31, 2012, which is not presented herein, for the same items.  Deferred income tax assets and liabilities will each increase by $16.2 million to $17.5 million and $316.7 million, respectively, at December 31, 2012.  Income taxes receivable and other current liabilities will each increase by $6.0 million to $14.8 million and $140.6 million, respectively, at December 31, 2012.
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

At March 31, 2014, the carrying value of WESCO’s 6.0% Convertible Senior Debentures due 2029 (the "2029 Debentures") was $175.0 million and the fair value was approximately $1,027.5 million. At December 31, 2013, the carrying value of WESCO’s 2029 Debentures was $174.1 million and the fair value was approximately $1,124.3 million. The fair value of WESCO’s 2029 Debentures is based on quoted prices in active markets and is therefore classified as Level 1 within the valuation hierarchy. The reported carrying amounts of WESCO’s other debt instruments approximate their fair values and are classified as Level 2 within the valuation hierarchy. Other debt instruments included in Level 2 are valued using a market approach, utilizing interest rates and other relevant information generated by market transactions involving similar instruments.
Recently Issued Accounting Pronouncements
In July 2013, the FASB issued updated guidance on the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This updated guidance requires entities to present unrecognized tax benefits, or a portion of unrecognized tax benefits, in the financial statements as a reduction to deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with certain exceptions. This guidance is effective for interim and annual periods beginning after December 15, 2013. WESCO adopted this guidance in 2014. Adoption of this guidance did not have a material impact on WESCO's financial position, results of operations or cash flows.

3. ACQUISITIONS
The following table sets forth the consideration paid for acquisitions:

Three months ended March 31, 2014
(In thousands)
Fair value of assets acquired	$104,601
Fair value of liabilities assumed	13,414
Cash paid for acquisitions	$91,187
The fair values of assets acquired and liabilities assumed were based upon preliminary calculations and valuations and our estimates and assumptions for our acquisitions are subject to change as we obtain additional information for our estimates during the respective measurement periods (up to one year from the respective acquisition dates).
2014 Acquisitions of LaPrairie, Inc. and Hazmasters, Inc.
On February 3, 2014, WESCO Distribution, Inc., through its wholly-owned Canadian subsidiary, completed the acquisition of LaPrairie, Inc. ("LaPrairie"), a wholesale distributor of electrical products that services the transmission, distribution, and substation needs of utilities and utility contractors with approximately $30 million in annual sales from a single location in Newmarket, Ontario. WESCO funded the purchase price paid at closing with cash. The purchase price was allocated to the respective assets and liabilities based upon their estimated fair values as of the acquisition date. The preliminary fair value of intangibles was estimated by management and the allocation resulted in intangible assets of $11.3 million and goodwill of $8.6 million. Management believes the majority of goodwill will be deductible for tax purposes.
On March 17, 2014, WESCO Distribution, Inc., through its wholly-owned Canadian subsidiary, completed the acquisition of Hazmasters, Inc. ("Hazmasters"), a leading independent Canadian distributor of safety products servicing customers in the industrial, construction, commercial, institution, and government markets with approximately $80 million in annual sales from 14 branches across Canada. WESCO funded the purchase price paid at closing with cash and borrowings under the Revolving Credit Facility. The purchase price was allocated to the respective assets and liabilities based upon their estimated fair values as of the acquisition date. The preliminary fair value of intangibles was estimated by management and the allocation resulted in intangible assets of $17.7 million and goodwill of $35.2 million which is not deductible for tax purposes.

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

During the three months ended March 31, 2014 and 2013, WESCO granted the following stock-settled stock appreciation rights, restricted stock units and performance-based awards at the following weighted average assumptions:

	Three Months Ended March 31,
	2014	2013
Stock-settled appreciation rights granted	272,213	246,124
Restricted stock units granted	62,506	69,393
Performance-based awards granted	44,046	48,058
Risk free interest rate	1.5%	0.9%
Expected life (in years)	5	5
Expected volatility	39%	50%
For the three months ended March 31, 2014 and 2013, the weighted average fair value per stock-settled appreciation right granted was $30.66 and $31.33, respectively. For the three months ended March 31, 2014 and 2013, the weighted average fair value per restricted stock unit granted was $85.35 and $72.15, respectively. For the three months ended March 31, 2014 and 2013, the weighted average fair value per performance-based award granted was $86.65 and $78.21, respectively.
The following table sets forth a summary of stock options and stock-settled stock appreciation rights and related information for the three months ended March 31, 2014:

	Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2013	2,715,651	$45.93
Granted	272,213	85.35
Exercised	(315,218)	38.18
Forfeited	(2,255)	67.55
Outstanding at March 31, 2014	2,670,391	50.84	6.0	$87,041
Exercisable at March 31, 2014	2,142,301	$44.31	5.2	$83,354
The following table sets forth a summary of restricted stock units and related information for the three months ended March 31, 2014:

	Awards	Weighted Average Fair Value
Unvested at December 31, 2013	184,746	$66.08
Granted	62,506	85.35
Vested	(47,431)	60.05
Forfeited	(1,230)	67.39
Unvested at March 31, 2014	198,591	$73.58

Performance shares are awards for which the vesting will occur based on market or performance conditions. The following table sets forth a summary of performance-based awards for the three months ended March 31, 2014:

	Awards	Weighted Average Fair Value
Unvested at December 31, 2013	92,484	$76.98
Granted	44,046	86.65
Vested	—	—
Forfeited	(1,536)	76.61
Unvested at March 31, 2014	134,994	$80.14
The performance-based awards in the table above include 67,497 shares in which vesting of the ultimate number of shares underlying such awards is dependent upon WESCO's total stockholder return in relation to the total stockholder return of a select group of peer companies over a three-year period. These awards are valued based upon a Monte Carlo simulation model, which is a valuation model that represents the characteristics of these grants. The probability of meeting the market criteria was considered when calculating the estimated fair market value on the date of grant. These awards are accounted for as awards with market conditions, in which compensation cost is recognized over the service period, regardless of whether the market conditions are achieved and the awards ultimately vest.
The fair value of the performance shares granted during the three months ended March 31, 2014 were estimated using the following weighted-average assumptions:

Weighted Average Assumptions
Grant date share price	$86.65
WESCO expected volatility	35.4%
Peer group median volatility	28.7%
Risk-free interest rate	0.62%
Correlation	103.1%
Vesting of the remaining 67,497 shares of performance-based awards in the table above is dependent upon the three-year average growth rate of WESCO's net income. These awards are valued based upon the grant-date closing price of WESCO's common stock. These awards are accounted for as awards with performance conditions, in which compensation cost is recognized over the performance period based upon WESCO's determination of whether it is probable that the performance targets will be achieved.
WESCO recognized $4.2 million and $4.0 million of non-cash stock-based compensation expense, which is included in selling, general and administrative expenses, for the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014, there was $30.3 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements for all awards previously made, of which approximately $12.5 million is expected to be recognized over the remainder of 2014, $11.2 million in 2015, $5.9 million in 2016 and $0.7 million in 2017.
During the three months ended March 31, 2014 and 2013, the total intrinsic value of awards exercised was $18.4 million and $4.1 million, respectively. The total amount of cash received from the exercise of options was $0.8 million for the three months ended March 31, 2014 and less than $0.1 million for the three months ended March 31, 2013. The tax benefit associated with the exercise of awards for the three months ended March 31, 2014 and 2013 totaled $7.0 million and $0.4 million, respectively, and was recorded as an increase to additional capital.

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

The following table sets forth the details of basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2014	2013
Net income attributable to WESCO International, Inc.	$51,905	$83,989
Weighted average common shares outstanding used in computing basic earnings per share	44,348	44,085
Common shares issuable upon exercise of dilutive equity awards	1,099	1,099
Common shares issuable from contingently convertible debentures (see below for basis of calculation)	7,926	7,226
Weighted average common shares outstanding and common share equivalents used in computing diluted earnings per share	53,373	52,410
Earnings per share attributable to WESCO International, Inc.
Basic	$1.17	$1.91
Diluted	$0.97	$1.60

For the three months ended March 31, 2014 and 2013, the computation of diluted earnings per share attributable to WESCO International, Inc. excluded 0.5 million stock-settled stock appreciation rights at weighted average exercise prices of $79.13 per share and $69.18 per share, respectively. These amounts were excluded because their effect would have been antidilutive.
Because of WESCO’s obligation to settle the par value of the 2029 Debentures in cash upon conversion, WESCO is required to include shares underlying the 2029 Debentures in its diluted weighted average shares outstanding when the average stock price per share for the period exceeds the conversion price of the respective debentures. Only the number of shares issuable under the treasury stock method of accounting for share dilution are included, which is based upon the amount by which the average stock price exceeds the conversion price. The conversion price of the 2029 Debentures is $28.87. Share dilution is limited to a maximum of 11,948,513 shares for the 2029 Debentures. For the three months ended March 31, 2014 and 2013, the effect of the 2029 Debentures on diluted earnings per share attributable to WESCO International, Inc. was a decrease of $0.17 and $0.26, respectively.

6. EMPLOYEE BENEFIT PLANS
A majority of WESCO’s employees are covered by defined contribution retirement savings plans for their services rendered subsequent to WESCO’s formation. WESCO also offers a deferred compensation plan for select individuals. For U.S. participants, WESCO will make contributions in an amount equal to 50% of the participant’s total monthly contributions up to a maximum of 6% of eligible compensation. For Canadian participants, WESCO will make contributions in an amount ranging from 1% to 7% of the participant’s eligible compensation based on years of continuous service. In addition, employer contributions may be made at the discretion of the Board of Directors. For the three months ended March 31, 2014 and 2013, WESCO incurred charges of $4.8 million and $10.3 million, respectively, for all such plans. Contributions are made in cash to defined contribution retirement savings plans. The deferred compensation plan is an unfunded plan. Employees have the option to transfer balances allocated to their accounts in the defined contribution retirement savings plan and the deferred compensation plan into any of the available investment options. An investment option for employees in the defined contribution retirement savings plan is WESCO common stock.

In connection with the December 14, 2012 acquisition of EECOL, the Company assumed a contributory defined benefit plan covering substantially all Canadian employees of EECOL and a Supplemental Executive Retirement Plan for certain executives of EECOL. The following table reflects the components of net periodic benefit costs for the Company's defined benefit plans for the three months ended March 31, 2014 and 2013:

	Three Months Ended
	March 31,
	2014	2013
Service cost	$900	$1,033
Interest cost	1,156	1,160
Expected return on plan assets	(1,361)	(960)
Net periodic benefit cost	$695	$1,233
During the three months ended March 31, 2014 and 2013, the Company made cash contributions of $0.8 million and $0.9 million, respectively, to its defined benefit plans.

7. COMMITMENTS AND CONTINGENCIES
As initially reported in our 2008 Annual Report on Form 10-K, WESCO is a defendant in a lawsuit filed in a state court in Indiana in which a customer, ArcelorMittal Indiana Harbor, Inc. (“AIH”), alleges that the Company sold defective products to AIH in 2004 that were supplied to the Company by others.  The lawsuit sought monetary damages in the amount of approximately $50 million.  On February 14, 2013, the jury returned a verdict in favor of AIH and awarded damages in the amount of approximately $36.1 million, and judgment was entered on the jury's verdict.  As a result, the Company recorded a $36.1 million charge to selling, general and administrative expenses in 2012. The Company disputes this outcome and filed a post-trial motion challenging the verdict alleging various errors that occurred during trial.  The Company received letters from its insurers confirming insurance coverage of the matter and recorded a receivable in the quarter ended March 31, 2013 in an amount equal to the previously recorded liability. AIH also filed a post-trial motion asking the court to award additional amounts to AIH, including prejudgment and post-judgment interest.  The Court denied the Company's post-trial motion on June 28, 2013 and granted in part AIH's motion, awarding prejudgment interest in the amount of $3.9 million and ordering post-judgment interest to accrue on the entire judgment at 8% per annum. In the quarter ended June 30, 2013, the Company received letters from its insurers confirming insurance coverage of all prejudgment and post-judgment interest related to the matter. Final judgment was entered by the court on July 16, 2013, and the Company is appealing the judgment. As of March 31, 2014, the Company recorded a liability and a corresponding receivable in the amount of $7.1 million for all prejudgment and post-judgment interest accrued in connection with this matter. The judgment may increase or decrease based on the outcome of the appellate proceedings that cannot be predicted with certainty.

8. INCOME TAXES
The effective tax rate for the three months ended March 31, 2014 and 2013 was 28.2% and 26.9% respectively. WESCO’s effective tax rate is lower than the federal statutory rate of 35% primarily due to benefits resulting from the tax effect of intercompany financing and lower rates on foreign earnings, which are partially offset by nondeductible expenses and state taxes. The effective tax rate for the three months ended March 31, 2014 and March 31, 2013 reflect beneficial discrete adjustments totaling $0.1 million in each period, primarily related to changes in state tax rates and changes in uncertain tax positions. There have been no material adjustments to liabilities relating to uncertain tax positions since the last annual disclosure for the year ended December 31, 2013.

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
Condensed consolidating financial information for WESCO International, WESCO Distribution and the non-guarantor subsidiaries is as follows:
WESCO INTERNATIONAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEETS (unaudited)

	March 31, 2014
	(In thousands)
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Cash and cash equivalents	$—	$47,452	$48,904	$—	$96,356
Trade accounts receivable, net	—	—	1,105,297	—	1,105,297
Inventories, net	—	357,462	453,633	—	811,095
Other current assets	—	161,965	130,543	(45,357)	247,151
Total current assets	—	566,879	1,738,377	(45,357)	2,259,899
Intercompany receivables, net	—	—	1,880,905	(1,880,905)	—
Property, buildings and equipment, net	—	58,064	137,199	—	195,263
Intangible assets, net	—	5,238	443,942	—	449,180
Goodwill	—	246,771	1,505,341	—	1,752,112
Investments in affiliates	3,147,129	3,717,115	—	(6,864,244)	—
Other noncurrent assets	4,291	15,013	35,311	—	54,615
Total assets	$3,151,420	$4,609,080	$5,741,075	$(8,790,506)	$4,711,069

Accounts payable	$—	$444,869	$336,950	$—	$781,819
Short-term debt	—	—	42,722	—	42,722
Other current liabilities	8,159	110,151	188,678	(45,357)	261,631
Total current liabilities	8,159	555,020	568,350	(45,357)	1,086,172
Intercompany payables, net	1,173,676	707,229	—	(1,880,905)	—
Long-term debt	174,974	675,186	607,426	—	1,457,586
Other noncurrent liabilities	20,984	229,891	142,877	—	393,752
Total WESCO International stockholders' equity	1,773,627	2,441,754	4,422,490	(6,864,244)	1,773,627
Noncontrolling interest	—	—	(68)	—	(68)
Total liabilities and stockholders’ equity	$3,151,420	$4,609,080	$5,741,075	$(8,790,506)	$4,711,069

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEETS (unaudited)

	December 31, 2013
	(In thousands)
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Cash and cash equivalents	$—	$31,695	$92,030	$—	$123,725
Trade accounts receivable, net	—	—	1,045,054	—	1,045,054
Inventories, net	—	351,242	436,082	—	787,324
Other current assets	22	166,540	127,439	(44,489)	249,512
Total current assets	22	549,477	1,700,605	(44,489)	2,205,615
Intercompany receivables, net	—	—	1,906,785	(1,906,785)	—
Property, buildings and equipment, net	—	59,569	139,085	—	198,654
Intangible assets, net	—	5,404	433,763	—	439,167
Goodwill	—	246,125	1,488,266	—	1,734,391
Investments in affiliates	3,137,418	3,722,902	—	(6,860,320)	—
Other noncurrent assets	4,361	15,627	51,078	—	71,066
Total assets	$3,141,801	$4,599,104	$5,719,582	$(8,811,594)	$4,648,893

Accounts payable	$—	$410,017	$325,080	$—	$735,097
Short-term debt	—	—	37,551	—	37,551
Other current liabilities	11,920	114,894	196,690	(44,489)	279,015
Total current liabilities	11,920	524,911	559,321	(44,489)	1,051,663
Intercompany payables, net	1,168,507	738,278	—	(1,906,785)	—
Long-term debt	174,149	675,424	598,061	—	1,447,634
Other noncurrent liabilities	22,416	220,650	141,739	—	384,805
Total WESCO International stockholders' equity	1,764,809	2,439,841	4,420,479	(6,860,320)	1,764,809
Noncontrolling interest	—	—	(18)	—	(18)
Total liabilities and stockholders’ equity	$3,141,801	$4,599,104	$5,719,582	$(8,811,594)	$4,648,893

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended March 31, 2014
	(In thousands)
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net sales	$—	$829,471	$1,007,453	$(26,099)	$1,810,825
Cost of goods sold	—	658,584	803,547	(26,099)	1,436,032
Selling, general and administrative expenses	—	136,680	128,782	—	265,462
Depreciation and amortization	—	4,700	11,672	—	16,372
Results of affiliates’ operations	56,210	40,713	—	(96,923)	—
Interest expense, net	6,070	18,761	(4,143)	—	20,688
Provision for income taxes	(1,715)	3,047	19,084	—	20,416
Net income	51,855	48,412	48,511	(96,923)	51,855
Less: Net loss attributable to noncontrolling interest	—	—	(50)	—	(50)
Net income attributable to WESCO International, Inc.	$51,855	$48,412	$48,561	$(96,923)	$51,905
Comprehensive income:
Foreign currency translation adjustment	(46,500)	(46,500)	(46,500)	93,000	(46,500)
Comprehensive income attributable to WESCO International, Inc.	$5,355	$1,912	$2,061	$(3,923)	$5,405

	Three Months Ended March 31, 2013
	(In thousands)
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net sales	$—	$820,235	$1,018,864	$(31,040)	$1,808,059
Cost of goods sold	—	650,127	807,892	(31,040)	1,426,979
Selling, general and administrative expenses	4	100,517	126,935	—	227,456
Depreciation and amortization	—	4,103	12,614	—	16,717
Results of affiliates’ operations	88,453	46,453	—	(134,906)	—
Interest expense, net	5,955	18,726	(2,755)	—	21,926
Provision for income taxes	(1,600)	12,242	20,245	—	30,887
Net income	84,094	80,973	53,933	(134,906)	84,094
Less: Net income attributable to noncontrolling interest	—	—	105	—	105
Net income attributable to WESCO International, Inc.	$84,094	$80,973	$53,828	$(134,906)	$83,989
Comprehensive income:
Foreign currency translation adjustment	(23,481)	(23,481)	(23,481)	46,962	(23,481)
Comprehensive income attributable to WESCO International, Inc.	$60,613	$57,492	$30,347	$(87,944)	$60,508

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31, 2014
	(In thousands)
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net cash (used) provided by operating activities	$(4,871)	$20,415	$31,169	$—	$46,713
Investing activities:
Capital expenditures	—	(3,347)	(1,665)	—	(5,012)
Acquisition payments	—	—	(91,187)	—	(91,187)
Other		(5,169)	39	5,169	39
Net cash used in investing activities	—	(8,516)	(92,813)	5,169	(96,160)
Financing activities:
Borrowings	5,168	307,851	115,575	(5,169)	423,425
Repayments	—	(307,851)	(95,592)		(403,443)
Other	(297)	3,858	(4)	—	3,557
Net cash provided by financing activities	4,871	3,858	19,979	(5,169)	23,539
Effect of exchange rate changes on cash and cash equivalents	—	—	(1,461)	—	(1,461)
Net change in cash and cash equivalents	—	15,757	(43,126)	—	(27,369)
Cash and cash equivalents at the beginning of year	—	31,695	92,030	—	123,725
Cash and cash equivalents at the end of period	$—	$47,452	$48,904	$—	$96,356

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31, 2013
	(In thousands)
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net cash (used) provided by operating activities	$(15,594)	$38,857	$57,130	$—	$80,393
Investing activities:
Capital expenditures	—	(5,300)	(674)	—	(5,974)
Acquisition payments	—	—	—	—	—
Other	—	(16,291)	4,944	16,291	4,944
Net cash (used) provided by investing activities	—	(21,591)	4,270	16,291	(1,030)
Financing activities:
Borrowings	16,291	176,922	105,093	(16,291)	282,015
Repayments	—	(188,922)	(144,634)	—	(333,556)
Other	(697)	3,660	(492)	—	2,471
Net cash provided (used) by financing activities	15,594	(8,340)	(40,033)	(16,291)	(49,070)
Effect of exchange rate changes on cash and cash equivalents	—	—	399	—	399
Net change in cash and cash equivalents	—	8,926	21,766	—	30,692
Cash and cash equivalents at the beginning of year	—	52,275	33,824	—	86,099
Cash and cash equivalents at the end of period	$—	$61,201	$55,590	$—	$116,791

The Company revised its condensed consolidating balance sheet as of December 31, 2013 to properly reflect balance sheet positions of the Company's tax-paying entities and to conform with the current period's financial statement presentation. Specifically, other assets and deferred income taxes of non-guarantor subsidiaries each increased by $24.7 million at December 31, 2013. Additionally, prepaid expenses and other current assets of non-guarantor subsidiaries increased by $7.1 million, with a corresponding increase in other current liabilities of non-guarantor subsidiaries of $7.1 million at December 31, 2013.
The Company revised its condensed consolidating statements of income and comprehensive income for interest expense related to intercompany borrowings, increasing interest expense of WESCO Distribution by $6.4 million and decreasing interest expense of non-guarantor subsidiaries by $6.4 million for the period ended March 31, 2013. In addition, the Company revised its methodology for allocating income tax expense during interim reporting periods, resulting in a decrease in income tax expense of WESCO International by $1.6 million, a decrease in income tax expense of WESCO Distribution by $17.1 million and an increase in income tax expense of non-guarantor subsidiaries by $18.7 million for the period ended March 31, 2013.

The Company revised its condensed statement of cash flows for the period ended March 31, 2013 to reflect a $1.6 million advance from WESCO Distribution to WESCO International.

The impact of the revisions noted above, which the Company has determined is not material to the consolidated financial statements taken as a whole, did not have any impact on the consolidated amounts previously reported, nor did they impact the Company's obligations under the 2029 Debentures.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the information in the unaudited condensed consolidated financial statements and notes thereto included herein and WESCO International, Inc.’s Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in its 2013 Annual Report on Form 10-K. The matters discussed herein may contain forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from expectations. Certain of these risks are set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as well as the Company’s other reports filed with the Securities and Exchange Commission.

Company Overview
WESCO International, Inc. (“WESCO International”), incorporated in 1993 and effectively formed in February 1994 upon acquiring a distribution business from Westinghouse Electric Corporation, is a leading North American based distributor of products and provider of advanced supply chain management and logistics services used primarily in industrial, construction, utility and commercial, institutional and government (“CIG”) markets. We are a leading provider of electrical, industrial, and communications maintenance, repair and operating (“MRO”) and original equipment manufacturers' (“OEM”) products, construction materials, and advanced supply chain management and logistics services. Our primary product categories include general electrical and industrial supplies, wire, cable and conduit, data and broadband communications, power distribution equipment, lighting and lighting control systems, control and automation, motors, and safety.
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
Our financial results for the first three months of 2014 reflect an improving U.S. economy, largely offset by the impact of the severe winter weather conditions in both the U.S. and Canada. Net sales increased $2.8 million, or 0.2%, over the same period last year. Cost of goods sold as a percentage of net sales was 79.3% and 78.9% for the first three months of 2014 and 2013, respectively. Selling, general, and administrative ("SG&A") expenses as a percentage of net sales were 14.7% and 12.6% for the first three months of 2014 and 2013, respectively. The increase in SG&A expenses as a percentage of net sales was primarily due to the $36.1 million ArcelorMittal litigation recovery receivable recorded in the first quarter of 2013 related to a fourth quarter 2012 liability and charge for the same amount. Operating profit was $93.0 million for the current quarter, compared to $136.9 million for the first quarter of 2013. Operating profit decreased primarily from the reduced SG&A expenses in the first quarter of 2013 due to recording the $36.1 million receivable. Net income attributable to WESCO International for the three months ended March 31, 2014 and 2013 was $51.9 million and $84.0 million, respectively.

Cash Flow
We generated $46.7 million in operating cash flow for the first three months of 2014. Included in this amount was income from operations partially offset by an investment in working capital to support sales growth. Investing activities included payments of $91.2 million for the acquisition of LaPrairie and Hazmasters in the first quarter of 2014. Financing activities consisted of borrowings and repayments of $374.7 million and $346.6 million, respectively, related to our revolving credit facility (the "Revolving Credit Facility"), borrowings and repayments of $30.2 million and $38.8 million, respectively, related to our accounts receivable securitization facility (the “Receivables Facility”), and repayments of $4.8 million applied to the Company's term loan facility (the "Term Loan Facility"). Financing activities in 2014 also included borrowings and repayments on our various international lines of credit of approximately $18.5 million and $13.2 million, respectively. Free cash flow for the first three months of 2014 and 2013 was $41.7 million and $74.4 million, respectively.

The following table sets forth the components of free cash flow:

	Three Months Ended
	March 31,
Free Cash Flow:	2014	2013
(In millions)
Cash flow provided by operations	$46.7	$80.4
Less: Capital expenditures	(5.0)	(6.0)
Free cash flow	$41.7	$74.4

Note: Free cash flow is provided by the Company as an additional liquidity measure. Capital expenditures are deducted from operating cash flow to determine free cash flow. Free cash flow is available to provide a source of funds for any of the Company's financing needs.

Financing Availability
As of March 31, 2014, we had $447.0 million in total available borrowing capacity under our Revolving Credit Facility, which has a maturity date in August 2016, and and $21.9 million in available borrowing capacity under our Receivables Facility which has a maturity date in September 2016. We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions. For further discussion refer to “Liquidity and Capital Resources.”

Critical Accounting Policies and Estimates
During the three months ended March 31, 2014, there were no significant changes to our critical accounting policies and estimates referenced in our 2013 Annual Report on Form 10-K.
Results of Operations
First Quarter of 2014 versus First Quarter of 2013
The following table sets forth the percentage relationship to net sales of certain items in our condensed consolidated statements of income for the periods presented:

	Three Months Ended
	March 31,
	2014	2013
Net sales	100.0%	100.0%
Cost of goods sold	79.3	78.9
Selling, general and administrative expenses	14.7	12.6
Depreciation and amortization	0.9	0.9
Income from operations	5.1	7.6
Interest expense	1.1	1.2
Income before income taxes	4.0	6.4
Provision for income taxes	1.1	1.7
Net income attributable to WESCO International, Inc.	2.9%	4.7%

Net sales were $1,810.8 million for the first quarter of 2014, compared to $1,808.1 million for the first quarter of 2013, an increase of 0.2%. Organic sales increased 1.6%, acquisitions positively impacted sales by 0.5%, and foreign exchange negatively impacted sales by 1.9%. Sequentially, sales decreased 3.7%, and organic sales decreased 3.1%.

The following table sets forth normalized organic sales growth:

	Three Months Ended
	March 31,
Normalized Organic Sales:	2014	2013
Change in net sales	0.2%	12.6%
Less: Impact from acquisitions	0.5%	16.0%
Less: Impact from foreign exchange rates	(1.9)%	—%
Less: Impact from number of workdays	—%	(1.6)%
Normalized organic sales growth	1.6%	(1.8)%

Note: Organic sales growth is provided by the Company as an additional financial measure to provide a better understanding of the Company's sales growth trends. Organic sales growth is calculated by deducting the percentage impact on net sales from acquisitions, foreign exchange rates and number of workdays from the overall percentage change in consolidated net sales.

Cost of goods sold for the first quarter of 2014 and 2013 was $1.4 billion, and was 79.3% and 78.9% as a percentage of net sales in 2014 and 2013, respectively. Lower supplier volume rebates in the first quarter of 2014 as compared to the prior year increased cost of goods sold as a percent of sales by 20 basis points. The remaining increase in cost of goods sold as a percent of sales was primarily the result of lower sales in Canada, where cost of goods sold as a percent of sales is relatively lower than in the U.S.

SG&A expenses in the first quarter of 2014 totaled $265.5 million versus $227.5 million in last year's comparable quarter. As a percentage of net sales, SG&A expenses were 14.7% in the first quarter of 2014 compared to 12.6% in the first quarter of 2013. The increase in SG&A expenses was primarily due to a favorable impact of $36.1 million in first quarter 2013 SG&A expenses resulting from recording an insurance recovery receivable relating to a litigation-related liability and charge recorded in the fourth quarter of 2012. Excluding the impact of this favorable item, SG&A expenses were $263.6 million, or 14.6% of sales in 2013.

SG&A payroll expenses for the first quarter of 2014 of $186.2 million decreased by $2.5 million compared to the same quarter in 2013. The decrease in SG&A payroll expenses was primarily due to a decrease in benefit costs of $5.6 million and a decrease in commissions and incentives of $2.7 million, partially offset by an increase in salaries and wages of $4.7 million.

Depreciation and amortization for the first quarter of 2014 was $16.4 million versus $16.7 million in last year's comparable quarter.

Interest expense totaled $20.7 million for the first quarter of 2014 versus $21.9 million in last year's comparable quarter, a decrease of 5.6%. The following table sets forth the components of interest expense:

	Three Months Ended
	March 31,
	2014	2013
(In millions)
Amortization of convertible debt discount	$1.0	$1.1
Amortization of deferred financing fees	1.1	1.2
Interest related to uncertain tax provisions	0.4	—
Non-Cash Interest Expense	2.5	2.3
Cash Interest Expense	18.2	19.6
	$20.7	$21.9

Income tax expense totaled $20.4 million in the first quarter of 2014 compared to $30.9 million in last year's comparable quarter, and the effective tax rate was 28.2% compared to 26.9% in the same quarter in 2013. The increase in the effective tax rate is primarily due to a shift in the geographic mix of income from lower rate tax jurisdictions to the U.S.
For the first quarter of 2014, net income decreased by $32.2 million to $51.9 million compared to $84.1 million in the first quarter of 2013.

A net loss of less than $0.1 million was attributable to the noncontrolling interest for the first quarter of 2014, and net income of $0.1 million was attributable to the noncontrolling interest for the first quarter of 2013.
Net income and diluted earnings per share attributable to WESCO International was $51.9 million and $0.97 per share, respectively, for the first quarter of 2014, compared with $84.0 million and $1.60 per share, respectively, for the first quarter of 2013.

Liquidity and Capital Resources
Total assets were $4.7 billion and $4.6 billion at March 31, 2014 and December 31, 2013, respectively. Total liabilities were $2.9 billion at March 31, 2014 and December 31, 2013. Stockholders’ equity was essentially flat at $1.8 billion at March 31, 2014 and December 31, 2013. Net income of $51.9 million was largely offset by foreign currency translation adjustments of $46.5 million.
Our liquidity needs generally arise from fluctuations in our working capital requirements, capital expenditures, acquisitions and debt service obligations. As of March 31, 2014, we had $447.0 million in available borrowing capacity under our Revolving Credit Facility and $21.9 million in available borrowing capacity under our Receivables Facility, which combined with our invested cash of $55.6 million, provided liquidity of $524.5 million. Invested cash included in our determination of liquidity represents cash deposited in interest bearing accounts. We believe cash provided by operations and financing activities will be adequate to cover our current operational and business needs. In addition, the Company regularly reviews its mix of fixed and variable rate debt, and the Company may, from time to time, issue or retire borrowings, including through refinancings, in an effort to mitigate the impact of interest rate fluctuations and to maintain a cost-effective capital structure consistent with its anticipated capital requirements. At March 31, 2014, approximately 51% of the Company's debt portfolio was comprised of fixed rate debt.
We communicate on a regular basis with our lenders regarding our financial and working capital performance, liquidity position and financial leverage. We are in compliance with all covenants and restrictions contained in our debt agreements as of March 31, 2014. Our financial leverage ratio as of March 31, 2014 and December 31, 2013 was 3.3 and 3.2, respectively.
The following table sets forth the Company's financial leverage ratio as of March 31, 2014 and December 31, 2013:

Twelve months ended	March 31, 2014	December 31, 2013
(Dollar amounts in millions)
Income from operations	$437.1	$481.0
ArcelorMittal litigation recovery	—	(36.1)
Depreciation and amortization	67.3	67.6
Adjusted EBITDA	$504.4	$512.5

	March 31, 2014	December 31, 2013
Current debt	$45.2	$40.1
Long-term debt	1,457.6	1,447.6
Debt discount related to convertible debentures and term loan(1)	173.6	174.7
Total debt including debt discount	1,676.4	1,662.4
Less: Cash and cash equivalents	96.4	123.7
Total debt including debt discount, net of cash	$1,580.0	$1,538.7

Financial leverage ratio based on total debt	3.3	3.2
Financial leverage ratio based on total debt, net of cash	3.1	3.0

Note: Financial leverage is a non-GAAP financial measure provided by the Company as an indicator of capital structure position. Financial leverage ratio based on total debt is calculated by dividing total debt, including debt discount, by Adjusted EBITDA. Financial leverage ratio based on total debt, net of cash, is calculated by dividing total debt, including debt discount, net of cash, by Adjusted EBITDA. Adjusted EBITDA is defined as the trailing twelve months earnings before interest, taxes, depreciation and amortization, excluding the ArcelorMittal litigation recovery. Financial leverage ratio based on total net debt is calculated by dividing total debt, including debt discount less cash and cash equivalents, by Adjusted EBITDA.

(1)The convertible debentures and term loan are presented in the consolidated balance sheets in long-term debt net of the unamortized discount.
At March 31, 2014, we had cash and cash equivalents totaling $96.4 million, of which $59.4 million was held by foreign subsidiaries. Included in cash held by foreign subsidiaries is approximately $31.5 million which was obtained in connection with the acquisition of EECOL on December 14, 2012. This amount is expected to be returned to the sellers in the second quarter of 2014 and is recorded as a liability at March 31, 2014. The cash held by some of our foreign subsidiaries could be subject to additional U.S. income taxes if repatriated. We believe that we are able to maintain a sufficient level of liquidity for our domestic operations and commitments without repatriation of the cash held by these foreign subsidiaries.
We did not note any conditions or events during the first quarter of 2014 requiring an interim evaluation of impairment of goodwill. We will perform our annual impairment testing of goodwill and indefinite-lived intangible assets during the fourth quarter of 2014. Over the next several quarters, we expect to maintain working capital productivity, and it is expected that excess cash will be directed primarily at debt reduction and acquisitions. Our near term focus will be managing our working capital as we experience sales growth and maintaining ample liquidity and credit availability. We believe our balance sheet and ability to generate ample cash flow provides us with a durable business model and should allow us to fund expansion needs and growth initiatives.
Cash Flow
Operating Activities. Cash provided by operating activities for the first three months of 2014 totaled $46.7 million, compared with $80.4 million of cash generated for the first three months of 2013. Cash provided by operating activities included net income of $51.9 million and adjustments to net income totaling $26.4 million. Other sources of cash in 2014 were generated from an increase in accounts payable of $43.6 million due to the increase in purchasing activity, an increase in other accounts receivable of $22.9 million, and an increase in other current and noncurrent liabilities of $11.1 million. Primary uses of cash in 2014 included: $55.3 million for the increase in trade receivables, resulting from the increase in sales in the latter part of the quarter; $22.9 million for the increase in other receivables; $17.4 million for the increase in inventories; $16.9 million for the decrease in accrued payroll and benefit costs resulting primarily from the payment of the 2013 management incentive compensation; and $19.7 million for the increase in prepaid expenses and other current assets.
Cash provided by operating activities for the first three months of 2013 totaled $80.4 million which included net income of $84.1 million and adjustments to net income totaling $39.6 million. Other sources of cash in 2013 were generated from an increase in accounts payable of $41.8 million due to the increase in purchasing activity and a decrease in prepaid expenses and other current assets of $30.2 million. Primary uses of cash in 2013 included: $61.8 million for the increase in trade receivables, resulting from the increase in sales; $22.3 million for the decrease in accrued payroll and benefit costs resulting from the payment of the 2012 management incentive compensation; $16.3 million for the decrease in other current and noncurrent liabilities; $12.5 million for the increase in other receivables; and $2.4 million for the increase in inventory.
Investing Activities. Net cash used by investing activities for the first three months of 2014 was $96.2 million, compared with $1.0 million of net cash used during the first three months of 2013. Included in the first three months of 2014 were payments of $91.2 million related to the acquisition of LaPrairie and Hazmasters. Capital expenditures were $5.0 million and $6.0 million in the first three months of 2014 and 2013, respectively.
Financing Activities. Net cash provided by financing activities for the first three months of 2014 was $23.5 million. Net cash used in financing activities for the first three months of 2013 was $49.1 million. During the first three months of 2014, borrowings and repayments of $374.7 million and $346.6 million, respectively, were made to our Revolving Credit Facility. Borrowings and repayments of $30.2 million and $38.8 million respectively, were applied to our Receivables Facility, and there were repayments of $4.8 million were applied to our Term Loan Facility. Financing activities in 2014 also included borrowings and repayments on our various international lines of credit of approximately $18.5 million and $13.2 million, respectively.
During the first three months of 2013, borrowings and repayments of $245.2 million and $270.8 million, respectively, were made to our Revolving Credit Facility. Borrowings and repayments of $29.9 million and $28.0 million respectively, were applied to our Receivables Facility, and there were repayments of $26.4 million which extinguished our mortgage financing facility in the first quarter of 2013. Financing activities in 2013 also included borrowings on our various international lines of credit of approximately $6.9 million.
Contractual Cash Obligations and Other Commercial Commitments
There were no material changes in our contractual obligations and other commercial commitments that would require an update to the disclosure provided in our 2013 Annual Report on Form 10-K. Management believes that cash generated from operations, together with amounts available under our Revolving Credit Facility and the Receivables Facility will be sufficient to meet our working capital, capital expenditures and other cash requirements for the foreseeable future. However, there can be no assurances that this will continue to be the case.

Inflation
The rate of inflation affects different commodities, the cost of products purchased, and ultimately the pricing of our different products and product classes to our customers. Our pricing related to inflation was approximately 0.5% of our sales revenue in the three months ended March 31, 2014. Historically, price changes from suppliers have been consistent with inflation and have not had a material impact on the results of operations.
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
Forward-Looking Statements
From time to time in this report and in other written reports and oral statements, references are made to expectations regarding our future performance. When used in this context, the words “anticipates,” “plans,” “believes,” “estimates,” “intends,” “expects,” “projects,” “will” and similar expressions may identify forward-looking statements, although not all forward-looking statements contain such words. Such statements including, but not limited to, our statements regarding business strategy, growth strategy, competitive strengths, productivity and profitability enhancement, competition, new product and service introductions and liquidity and capital resources are based on management’s beliefs, as well as on assumptions made by and information currently available to, management, and involve various risks and uncertainties, some of which are beyond our control. Our actual results could differ materially from those expressed in any forward-looking statement made by us or on our behalf. In light of these risks and uncertainties, there can be no assurance that the forward-looking information will in fact prove to be accurate. Certain of these risks are set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as well as the Company’s other reports filed with the Securities and Exchange Commission. We have undertaken no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.    Quantitative and Qualitative Disclosures about Market Risks

There have not been any material changes to our exposures to market risk during the quarter ended March 31, 2014 that would require an update to the disclosures provided in our 2013 Annual Report on Form 10-K.

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
Changes in Internal Control Over Financial Reporting

During the first quarter of 2014, there were no changes in our internal control over financial reporting identified in connection with management's evaluation of the effectiveness of our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In making this assessment of changes in internal control over financial reporting as of March 31, 2014, management has excluded LaPrairie and Hazmasters, two companies acquired during the first quarter of 2014. Management is currently assessing the control environments of these acquisitions. The total revenue of these companies included in the Company's consolidated revenue for the three month period ended March 31, 2014 represent 0.4% of the Company's consolidated revenue.

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

As initially reported in our 2008 Annual Report on Form 10-K, WESCO is a defendant in a lawsuit filed in a state court in Indiana in which a customer, ArcelorMittal Indiana Harbor, Inc. (“AIH”), alleges that the Company sold defective products to AIH in 2004 that were supplied to the Company by others.  The lawsuit sought monetary damages in the amount of approximately $50 million.  On February 14, 2013, the jury returned a verdict in favor of AIH and awarded damages in the amount of approximately $36.1 million, and judgment was entered on the jury's verdict.  As a result, the Company recorded a $36.1 million charge to selling, general and administrative expenses in 2012. The Company disputes this outcome and filed a post-trial motion challenging the verdict alleging various errors that occurred during trial.  The Company received letters from its insurers confirming insurance coverage of the matter and recorded a receivable in the quarter ended March 31, 2013 in an amount equal to the previously recorded liability. AIH also filed a post-trial motion asking the court to award additional amounts to AIH, including prejudgment and post-judgment interest.  The Court denied the Company's post-trial motion on June 28, 2013 and granted in part AIH's motion, awarding prejudgment interest in the amount of $3.9 million and ordering post-judgment interest to accrue on the entire judgment at 8% per annum. In the quarter ended June 30, 2013, the Company received letters from its insurers confirming insurance coverage of all prejudgment and post-judgment interest related to the matter. Final judgment was entered by the court on July 16, 2013, and the Company is appealing the judgment. As of March 31, 2014, the Company recorded a liability and a corresponding receivable in the amount of $7.1 million for all prejudgment and post-judgment interest accrued in connection with this matter. The judgment may increase or decrease based on the outcome of the appellate proceedings that cannot be predicted with certainty.

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

WESCO International, Inc.

May 6, 2014	By:	/s/ Kenneth S. Parks
Kenneth S. Parks
Senior Vice President and Chief Financial Officer