Form 10-Q
period 2014-06-30
WESCO INTERNATIONAL INC
filed 2014-08-04
CIK 929008

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

As of July 31, 2014, WESCO International, Inc. had 44,473,103 shares of common stock outstanding.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

Table of Contents

Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of June 30, 2014 (unaudited) and December 31, 2013 (unaudited)	2
Condensed Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2014 and 2013 (unaudited)	3
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013 (unaudited)	4
Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3. Quantitative and Qualitative Disclosures About Market Risk	26

Item 4. Controls and Procedures	26

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	27

Item 6. Exhibits	27

Signatures and Certifications	28

EX-3.1
EX-3.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

Amounts in thousands, except share data	June 30, 2014	December 31, 2013
Assets
Current Assets:
Cash and cash equivalents	$101,643	$123,725
Trade accounts receivable, net of allowance for doubtful accounts of $22,153 and $19,309 in 2014 and 2013, respectively	1,186,062	1,045,054
Other accounts receivable	118,088	130,043
Inventories, net	850,179	787,324
Current deferred income taxes	43,801	44,691
Prepaid expenses and other current assets	108,768	74,778
Total current assets	2,408,541	2,205,615
Property, buildings and equipment, net of accumulated depreciation of $225,715 and $213,758 in 2014 and 2013, respectively	199,951	198,654
Intangible assets, net	475,708	439,167
Goodwill	1,790,853	1,734,391
Other assets	54,079	71,066
Total assets	$4,929,132	$4,648,893
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$794,505	$735,097
Accrued payroll and benefit costs	51,061	56,548
Short-term debt	44,962	37,551
Current portion of long-term debt	2,456	2,510
Other current liabilities	221,383	219,957
Total current liabilities	1,114,367	1,051,663
Long-term debt, net of discount of $172,683 and $174,686 in 2014 and 2013, respectively	1,520,960	1,447,634
Deferred income taxes	360,290	341,334
Other noncurrent liabilities	44,013	43,471
Total liabilities	$3,039,630	$2,884,102
Commitments and contingencies (Note 7)
Stockholders’ Equity:
Preferred stock, $.01 par value; 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 210,000,000 shares authorized, 58,373,194 and 58,107,304 shares issued and 44,470,801 and 44,267,460 shares outstanding in 2014 and 2013, respectively	584	581
Class B nonvoting convertible common stock, $.01 par value; 20,000,000 shares authorized, 4,339,431 issued and no shares outstanding in 2014 and 2013, respectively	43	43
Additional capital	1,095,866	1,082,772
Retained earnings	1,488,722	1,368,386
Treasury stock, at cost; 18,241,824 and 18,179,275 shares in 2014 and 2013, respectively	(615,609)	(610,430)
Accumulated other comprehensive income	(80,020)	(76,543)
Total WESCO International stockholders' equity	1,889,586	1,764,809
Noncontrolling interest	(84)	(18)
Total stockholders’ equity	1,889,502	1,764,791
Total liabilities and stockholders’ equity	$4,929,132	$4,648,893

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Amounts in thousands, except per share data	2014	2013	2014	2013
Net sales	$2,005,165	$1,893,953	$3,815,991	$3,702,011
Cost of goods sold (excluding depreciation and amortization below)	1,593,437	1,501,403	3,029,470	2,928,382
Selling, general and administrative expenses	278,709	265,506	544,171	492,962
Depreciation and amortization	17,186	17,153	33,558	33,870
Income from operations	115,833	109,891	208,792	246,797
Interest expense, net	20,337	21,769	41,025	43,695
Income before income taxes	95,496	88,122	167,767	203,102
Provision for income taxes	26,709	22,771	47,125	53,658
Net income	68,787	65,351	120,642	149,444
Less: Net income (loss) attributable to noncontrolling interest	(15)	66	(65)	170
Net income attributable to WESCO International, Inc.	$68,802	$65,285	$120,707	$149,274
Comprehensive income:
Foreign currency translation adjustment	43,023	(44,350)	(3,477)	(67,830)
Comprehensive income attributable to WESCO International, Inc.	$111,825	$20,935	$117,230	$81,444

Earnings per share attributable to WESCO International, Inc.
Basic	$1.55	$1.48	$2.72	$3.38
Diluted	$1.29	$1.25	$2.26	$2.85

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30,
Amounts in thousands	2014	2013
Operating Activities:
Net income	$120,642	$149,444
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,558	33,870
Deferred income taxes	13,719	26,760
Other operating activities, net	7,724	7,690
Changes in assets and liabilities:
Trade receivables, net	(122,070)	(83,316)
Other accounts receivable	12,672	(21,648)
Inventories, net	(44,910)	(27,719)
Prepaid expenses and other current assets	(32,087)	24,947
Accounts payable	47,082	53,256
Other current and noncurrent liabilities	14,512	(43,557)
Net cash provided by operating activities	50,842	119,727

Investing Activities:
Acquisition payments, net of cash acquired	(133,318)	—
Capital expenditures	(11,785)	(11,750)
Other investing activities	27	9,654
Net cash used in investing activities	(145,076)	(2,096)

Financing Activities:
Proceeds from issuance of short-term debt	33,085	25,435
Repayments of short-term debt	(25,983)	(14,387)
Proceeds from issuance of long-term debt	606,836	510,864
Repayments of long-term debt	(537,048)	(625,767)
Other financing activities, net	(1,580)	6,029
Net cash provided by (used in) financing activities	75,310	(97,826)

Effect of exchange rate changes on cash and cash equivalents	(3,158)	(1,392)

Net change in cash and cash equivalents	(22,082)	18,413
Cash and cash equivalents at the beginning of period	123,725	86,099
Cash and cash equivalents at the end of period	$101,643	$104,512

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
The unaudited condensed consolidated balance sheet as of June 30, 2014, the unaudited condensed consolidated statements of income and comprehensive income for the three and six months ended June 30, 2014 and 2013, respectively, and the unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2014 and 2013, respectively, in the opinion of management, have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair statement of the results of the interim periods. All adjustments reflected in the unaudited condensed consolidated financial statements are of a normal recurring nature unless indicated. Results for the interim periods presented are not necessarily indicative of the results to be expected for the full year.
Revision
Certain amounts in the Company's consolidated balance sheet as of December 31, 2013, as presented herein, have been revised to appropriately present current and non-current deferred tax balances as well as current taxes refundable/payable in accordance with ASC 740, "Income Taxes".  Specifically, other assets and deferred income tax liabilities each increased by $24.7 million at December 31, 2013.  Additionally, prepaid expenses and other current assets increased by $7.1 million with a corresponding increase to other current liabilities of $7.1 million at December 31, 2013.  The Company also revised its consolidated balance sheet as of December 31, 2012, which is not presented herein, for the same items.  Deferred income tax assets and liabilities each increased by $16.2 million to $17.5 million and $316.7 million, respectively, at December 31, 2012. Income taxes receivable and other current liabilities each increased by $6.0 million to $14.8 million and $140.6 million, respectively, at December 31, 2012.
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
At June 30, 2014, the carrying value of WESCO’s 6.0% Convertible Senior Debentures due 2029 (the "2029 Debentures") was $175.8 million and the fair value was approximately $1.1 billion. At December 31, 2013, the carrying value of WESCO’s

2029 Debentures was $174.1 million and the fair value was approximately $1.1 billion. The fair value of WESCO’s 2029 Debentures is based on quoted prices in active markets and is therefore classified as Level 1 within the valuation hierarchy. The reported carrying amounts of WESCO’s other debt instruments approximate their fair values and are classified as Level 2 within the valuation hierarchy. Other debt instruments included in Level 2 are valued using a market approach, utilizing interest rates and other relevant information generated by market transactions involving similar instruments.
Recently Issued Accounting Pronouncements
In July 2013, the FASB issued updated guidance on the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This updated guidance requires entities to present unrecognized tax benefits, or a portion of unrecognized tax benefits, in the financial statements as a reduction to deferred tax assets for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with certain exceptions. This guidance is effective for interim and annual periods beginning after December 15, 2013. WESCO adopted this guidance in 2014. Adoption of this guidance did not have a material impact on WESCO's financial position, results of operations or cash flows.
In May 2014, the FASB and International Accounting Standards Board ("IASB") issued a converged final standard on the recognition of revenue from contracts with customers. This updated guidance provides a framework for addressing revenue recognition issues and replaces almost all existing revenue recognition guidance in current U.S. generally accepted accounting principles. The core principle of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard will also result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively, and improve guidance for multiple-element arrangements. This guidance is effective for interim and annual periods beginning after December 15, 2016. Management has not yet evaluated the future impact of this guidance on WESCO's financial position, results of operations or cash flows.
3. ACQUISITIONS
The following table sets forth the consideration paid for acquisitions:

Six Months Ended June 30, 2014
Fair value of assets acquired	$150,966
Fair value of liabilities assumed	17,648
Cash paid for acquisitions	$133,318
The fair values of assets acquired and liabilities assumed were based upon preliminary calculations and valuations. Our estimates and assumptions for our preliminary purchase price allocation are subject to change as we obtain additional information for our estimates during the respective measurement periods (up to one year from the respective acquisition dates).
2014 Acquisitions of LaPrairie, Inc., Hazmasters, Inc., and Hi-Line Utility Supply
On February 3, 2014, WESCO Distribution, Inc., through its wholly-owned Canadian subsidiary, completed the acquisition of LaPrairie, Inc. ("LaPrairie"), a wholesale distributor of electrical products that services the transmission, distribution, and substation needs of utilities and utility contractors with approximately $30 million in annual sales from a single location in Newmarket, Ontario. WESCO funded the purchase price paid at closing with cash. The purchase price was allocated to the respective assets and liabilities based upon their estimated fair values as of the acquisition date. The preliminary fair value of intangibles was determined by management and the allocation resulted in intangible assets of $11.0 million and goodwill of $8.9 million. Management believes the majority of goodwill will be deductible for tax purposes.
On March 17, 2014, WESCO Distribution, Inc., through its wholly-owned Canadian subsidiary, completed the acquisition of Hazmasters, Inc. ("Hazmasters"), a leading independent Canadian distributor of safety products servicing customers in the industrial, construction, commercial, institution, and government markets with approximately $80 million in annual sales from 14 branches across Canada. WESCO funded the purchase price paid at closing with cash and borrowings under the Revolving Credit Facility. The purchase price was allocated to the respective assets and liabilities based upon their estimated fair values as of the acquisition date. The preliminary fair value of intangibles was estimated by management and the allocation resulted in intangible assets of $35.4 million and goodwill of $19.3 million which is not deductible for tax purposes.
On June 11, 2014, Wesco Distribution, Inc., completed the acquisition of Hi-Line Utility Supply ("Hi-Line"), a provider of utility MRO and safety products, as well as rubber goods testing and certification services, with approximately $30 million in annual sales from locations in Chicago, Illinois and Millbury, Massachusetts.  WESCO funded the purchase price paid at closing with cash.  The purchase price was allocated to the respective assets and liabilities based upon their estimated fair values as of the acquisition date.  The preliminary fair value of intangibles was estimated by management and the allocation resulted in intangible assets of $8.8 million and goodwill of $29.2 million.  Management believes the majority of goodwill will be deductible for tax purposes.
For all acquisitions made in the first half of 2014, the intangible assets include customer relationships of $43.5 million amortized over 10 years, supplier relationships of $3.2 million amortized over 10 years, trademarks of $8.2 million, and other intangibles of $0.3 million as of June 30, 2014. Certain trademarks have been assigned an indefinite life while others are amortized over 5 to 20 years. No residual value is estimated for the intangible assets being amortized.
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
During the three and six months ended June 30, 2014 and 2013, WESCO granted the following stock-settled stock appreciation rights, restricted stock units and performance-based awards at the following weighted average fair values and assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Stock-settled appreciation rights granted	2,295	5,449	274,508	251,573
Weighted average fair value	$27.71	$31.05	$30.64	$31.33

Restricted stock units granted	—	—	62,506	69,393
Weighted average fair value	$—	$—	$85.35	$72.15

Performance-based awards granted	—	—	44,046	48,058
Weighted average fair value	$—	$—	$86.65	$78.21

Risk free interest rate	1.6%	1.0%	1.5%	0.9%
Expected life (in years)	5	5	5	5
Expected volatility	34%	49%	39%	50%
The following table sets forth a summary of stock options and stock-settled stock appreciation rights and related information for the six months ended June 30, 2014:

	Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2013	2,715,651	$45.93
Granted	274,508	85.35
Exercised	(414,201)	39.95
Forfeited	(10,454)	67.30
Outstanding at June 30, 2014	2,565,504	51.03	5.7	$90,703
Exercisable at June 30, 2014	2,046,684	$44.28	4.9	$86,159
The following table sets forth a summary of restricted stock units and related information for the six months ended June 30, 2014:

	Awards	Weighted Average Fair Value
Unvested at December 31, 2013	184,746	$66.08
Granted	62,506	85.35
Vested	(50,655)	60.77
Forfeited	(5,927)	66.28
Unvested at June 30, 2014	190,670	$73.80

Performance shares are awards for which the vesting will occur based on market or performance conditions. The following table sets forth a summary of performance-based awards for the six months ended June 30, 2014:

	Awards	Weighted Average Fair Value
Unvested at December 31, 2013	92,484	$76.98
Granted	44,046	86.65
Vested	—	—
Forfeited	(4,366)	76.97
Unvested at June 30, 2014	132,164	$80.20
The performance-based awards in the table above include 66,082 shares in which vesting of the ultimate number of shares underlying such awards is dependent upon WESCO's total stockholder return in relation to the total stockholder return of a select group of peer companies over a three-year period. These awards are valued based upon a Monte Carlo simulation model, which is a valuation model that represents the characteristics of these grants. The probability of meeting the market criteria was considered when calculating the estimated fair market value on the date of grant. These awards are accounted for as awards with market conditions, in which compensation cost is recognized over the service period, regardless of whether the market conditions are achieved and the awards ultimately vest.
The fair value of the performance shares granted during the six months ended June 30, 2014 were estimated using the following weighted-average assumptions:

Weighted Average Assumptions
Grant date share price	$86.65
WESCO expected volatility	35.4%
Peer group median volatility	28.7%
Risk-free interest rate	0.62%
Correlation	103.1%
Vesting of the remaining 66,082 shares of performance-based awards in the table above is dependent upon the three-year average growth rate of WESCO's net income. These awards are valued based upon the grant-date closing price of WESCO's common stock. These awards are accounted for as awards with performance conditions, in which compensation cost is recognized over the performance period based upon WESCO's determination of whether it is probable that the performance targets will be achieved.
WESCO recognized $4.3 million and $4.8 million of non-cash stock-based compensation expense, which is included in selling, general and administrative expenses, for the three months ended June 30, 2014 and 2013, respectively. WESCO recognized $8.5 million and $8.8 million of non-cash stock-based compensation expense, which is included in selling, general and administrative expenses, for the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014, there was $25.9 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements for all awards previously made, of which approximately $8.1 million is expected to be recognized over the remainder of 2014, $11.2 million in 2015, $5.9 million in 2016 and $0.7 million in 2017.
During the six months ended June 30, 2014 and 2013, the total intrinsic value of awards exercised was $22.9 million and $6.1 million, respectively. The total amount of cash received from the exercise of options was $0.8 million for the six months ended June 30, 2014 and less than $0.1 million for the six months ended June 30, 2013. The tax benefit associated with the exercise of awards for the six months ended June 30, 2014 and 2013 totaled $8.7 million and $0.5 million, respectively, and was recorded as an increase to additional capital.
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
The following table sets forth the details of basic and diluted earnings per share:

	Three Months Ended
	June 30,
	2014	2013
Net income attributable to WESCO International, Inc.	$68,802	$65,285
Weighted average common shares outstanding used in computing basic earnings per share	44,449	44,115
Common shares issuable upon exercise of dilutive equity awards	1,031	1,091
Common shares issuable from contingently convertible debentures (see below for basis of calculation)	7,996	7,113
Weighted average common shares outstanding and common share equivalents used in computing diluted earnings per share	53,476	52,319
Earnings per share attributable to WESCO International, Inc.
Basic	$1.55	$1.48
Diluted	$1.29	$1.25

	Six Months Ended
	June 30,
	2014	2013
Net income attributable to WESCO International, Inc.	$120,707	$149,274
Weighted average common shares outstanding used in computing basic earnings per share	44,399	44,100
Common shares issuable upon exercise of dilutive equity awards	1,061	1,090
Common shares issuable from contingently convertible debentures (see below for basis of calculation)	7,962	7,168
Weighted average common shares outstanding and common share equivalents used in computing diluted earnings per share	53,422	52,358
Earnings per share attributable to WESCO International, Inc.
Basic	$2.72	$3.38
Diluted	$2.26	$2.85
For the three and six months ended June 30, 2014, the computation of diluted earnings per share attributable to WESCO International, Inc. excluded approximately 0.5 million stock-settled stock appreciation rights at weighted average exercise prices of $84.71 per share and $79.37 per share, respectively. For the three and six months ended June 30, 2013, the computation of diluted earnings per share attributable to WESCO International, Inc. excluded 0.5 million stock-settled stock appreciation rights at weighted average exercise prices of $67.99 per share and $67.84 per share, respectively. These amounts were excluded because their effect would have been antidilutive.
Because of WESCO’s obligation to settle the par value of the 2029 Debentures in cash upon conversion, WESCO is required to include shares underlying the 2029 Debentures in its diluted weighted average shares outstanding when the average stock price per share for the period exceeds the conversion price of the respective debentures. Only the number of shares issuable under the treasury stock method of accounting for share dilution are included, which is based upon the amount by which the average stock price exceeds the conversion price. The conversion price of the 2029 Debentures is $28.87. Share dilution is limited to a maximum of 11,948,374 shares for the 2029 Debentures. For the three and six months ended June 30, 2014, the effect of the 2029 Debentures on diluted earnings per share attributable to WESCO International, Inc. was a decrease of $0.22 and $0.40, respectively. For the three and six months ended June 30, 2013, the effect of the 2029 Debentures on diluted earnings per share attributable to WESCO International, Inc. was a decrease of $0.20 and $0.45, respectively.
6. EMPLOYEE BENEFIT PLANS
A majority of WESCO’s employees are covered by defined contribution retirement savings plans for their services rendered subsequent to WESCO’s formation. WESCO also offers a deferred compensation plan for select individuals. For U.S. participants, WESCO will make contributions in an amount equal to 50% of the participant’s total monthly contributions up to a maximum of 6% of eligible compensation. For Canadian participants, WESCO will make contributions in an amount ranging from 1% to 7% of the participant’s eligible compensation based on years of continuous service. In addition, employer contributions may be made at the discretion of the Board of Directors. For the six months ended June 30, 2014 and 2013, WESCO incurred charges of $15.0 million and $19.1 million, respectively, for all such plans. Contributions are made in cash to defined contribution retirement savings plans. The deferred compensation plan is an unfunded plan. Employees have the option to transfer balances allocated to their accounts in the defined contribution retirement savings plan and the deferred compensation plan into any of the available investment options. An investment option for employees in the defined contribution retirement savings plan is WESCO common stock.
In connection with the December 14, 2012 acquisition of EECOL, the Company assumed a contributory defined benefit plan covering substantially all Canadian employees of EECOL and a Supplemental Executive Retirement Plan for certain executives of EECOL. The following table reflects the components of net periodic benefit costs for the Company's defined benefit plans for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Service cost	$900	$1,020	$1,800	$2,053
Interest cost	1,158	1,145	2,314	2,305
Expected return on plan assets	(1,362)	(948)	(2,723)	(1,908)
Net periodic benefit cost	$696	$1,217	$1,391	$2,450
During the three and six month periods ended June 30, 2014, the Company made cash contributions of $0.6 million and $1.2 million, respectively, to its defined benefit plans.
7. COMMITMENTS AND CONTINGENCIES
As initially reported in our 2008 Annual Report on Form 10-K, WESCO is a defendant in a lawsuit filed in a state court in Indiana in which a customer, ArcelorMittal Indiana Harbor, Inc. (“AIH”), alleges that the Company sold defective products to AIH in 2004 that were supplied to the Company by others.  The lawsuit sought monetary damages in the amount of approximately $50 million.  On February 14, 2013, the jury returned a verdict in favor of AIH and awarded damages in the amount of approximately $36.1 million, and judgment was entered on the jury's verdict.  As a result, the Company recorded a $36.1 million charge to selling, general and administrative expenses in 2012. The Company disputes this outcome and filed a post-trial motion challenging the verdict alleging various errors that occurred during trial.  The Company received letters from its insurers confirming insurance coverage of the matter and recorded a receivable in the quarter ended March 31, 2013 in an amount equal to the previously recorded liability. AIH also filed a post-trial motion asking the court to award additional amounts to AIH, including prejudgment and post-judgment interest.  The Court denied the Company's post-trial motion on June 28, 2013 and granted in part AIH's motion, awarding prejudgment interest in the amount of $3.9 million and ordering post-judgment interest to accrue on the entire judgment at 8% per annum. In the quarter ended June 30, 2013, the Company received letters from its insurers confirming insurance coverage of all prejudgment and post-judgment interest related to the matter. Final judgment was entered by the court on July 16, 2013, and the Company is appealing the judgment. As of June 30, 2014, the Company recorded a liability and a corresponding receivable in the amount of $7.9 million for all prejudgment and post-judgment interest accrued in connection with this matter. The judgment may increase or decrease based on the outcome of the appellate proceedings that cannot be predicted with certainty.

WESCO is subject to the laws and regulations of states and other jurisdictions concerning the identification, reporting and escheatment (the transfer of property to the state) of unclaimed or abandoned funds, and is subject to audit and examination for compliance with these requirements.  The Company is currently being examined by a third party auditor for compliance with unclaimed property laws.

8. INCOME TAXES
The effective tax rate for the three and six months ended June 30, 2014 was 28.0% and 28.1%, respectively. The effective tax rate for the three and six months ended June 30, 2013 was 25.8% and 26.4%, respectively. WESCO’s effective tax rate is lower than the federal statutory rate of 35% primarily due to benefits resulting from the tax effect of intercompany financing and lower rates on foreign earnings, which are partially offset by nondeductible expenses and state taxes. The effective tax rate for the six months ended June 30, 2014 reflects beneficial discrete adjustments totaling $0.2 million, primarily related to changes in state tax rates and changes in uncertain tax positions. The effective tax rate for the six months ended June 30, 2013 reflects detrimental discrete adjustments totaling $0.2 million, primarily related to changes in state tax rates and changes in uncertain tax positions. There have been no material adjustments to liabilities relating to uncertain tax positions since the last annual disclosure for the year ended December 31, 2013.
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
WESCO Distribution has outstanding $500 million in aggregate principal amount of 5.375% Senior Notes due 2021 (the "2021 Notes"). The 2021 Notes are unsecured senior obligations of WESCO Distribution and are guaranteed on a senior unsecured basis by WESCO International.

Condensed consolidating financial information for WESCO International, WESCO Distribution and the non-guarantor subsidiaries is as follows:
WESCO INTERNATIONAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEETS (unaudited)

	June 30, 2014
	(In thousands)
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Cash and cash equivalents	$—	$44,687	$56,956	$—	$101,643
Trade accounts receivable, net	—	—	1,186,062	—	1,186,062
Inventories, net	—	369,332	480,847	—	850,179
Other current assets	—	164,598	152,245	(46,186)	270,657
Total current assets	—	578,617	1,876,110	(46,186)	2,408,541
Intercompany receivables, net	—	—	1,881,659	(1,881,659)	—
Property, buildings and equipment, net	—	59,614	140,337	—	199,951
Intangible assets, net	—	5,069	470,639	—	475,708
Goodwill	—	246,770	1,544,083	—	1,790,853
Investments in affiliates	3,263,323	3,821,639	—	(7,084,962)	—
Other noncurrent assets	4,222	14,242	35,246	369	54,079
Total assets	$3,267,545	$4,725,951	$5,948,074	$(9,012,438)	$4,929,132

Accounts payable	$—	$434,071	$360,434	$—	$794,505
Short-term debt	—	—	44,962	—	44,962
Other current liabilities	14,744	107,765	198,577	(46,186)	274,900
Total current liabilities	14,744	541,836	603,973	(46,186)	1,114,367
Intercompany payables, net	1,167,832	713,827	—	(1,881,659)	—
Long-term debt	175,811	682,825	662,324	—	1,520,960
Other noncurrent liabilities	19,572	237,399	146,963	369	404,303
Total WESCO International stockholders' equity	1,889,586	2,550,064	4,534,898	(7,084,962)	1,889,586
Noncontrolling interest	—	—	(84)	—	(84)
Total liabilities and stockholders’ equity	$3,267,545	$4,725,951	$5,948,074	$(9,012,438)	$4,929,132

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEETS (unaudited)

	December 31, 2013
	(In thousands)
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Cash and cash equivalents	$—	$31,695	$92,030	$—	$123,725
Trade accounts receivable, net	—	—	1,045,054	—	1,045,054
Inventories, net	—	351,242	436,082	—	787,324
Other current assets	22	166,540	127,439	(44,489)	249,512
Total current assets	22	549,477	1,700,605	(44,489)	2,205,615
Intercompany receivables, net	—	—	1,906,785	(1,906,785)	—
Property, buildings and equipment, net	—	59,569	139,085	—	198,654
Intangible assets, net	—	5,404	433,763	—	439,167
Goodwill	—	246,125	1,488,266	—	1,734,391
Investments in affiliates	3,137,418	3,722,902	—	(6,860,320)	—
Other noncurrent assets	4,361	15,627	51,078	—	71,066
Total assets	$3,141,801	$4,599,104	$5,719,582	$(8,811,594)	$4,648,893

Accounts payable	$—	$410,017	$325,080	$—	$735,097
Short-term debt	—	—	37,551	—	37,551
Other current liabilities	11,920	114,894	196,690	(44,489)	279,015
Total current liabilities	11,920	524,911	559,321	(44,489)	1,051,663
Intercompany payables, net	1,168,507	738,278	—	(1,906,785)	—
Long-term debt	174,149	675,424	598,061	—	1,447,634
Other noncurrent liabilities	22,416	220,650	141,739	—	384,805
Total WESCO International stockholders' equity	1,764,809	2,439,841	4,420,479	(6,860,320)	1,764,809
Noncontrolling interest	—	—	(18)	—	(18)
Total liabilities and stockholders’ equity	$3,141,801	$4,599,104	$5,719,582	$(8,811,594)	$4,648,893

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended June 30, 2014
	(In thousands)
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net sales	$—	$894,199	$1,140,850	$(29,884)	$2,005,165
Cost of goods sold	—	720,938	902,383	(29,884)	1,593,437
Selling, general and administrative expenses	2	144,766	133,941	—	278,709
Depreciation and amortization	—	4,914	12,272	—	17,186
Results of affiliates’ operations	73,172	61,502	—	(134,674)	—
Interest expense, net	6,084	18,328	(4,075)	—	20,337
Provision for income taxes	(1,700)	1,465	26,944	—	26,709
Net income	68,786	65,290	69,385	(134,674)	68,787
Less: Net loss attributable to noncontrolling interest	—	—	(15)	—	(15)
Net income attributable to WESCO International, Inc.	$68,786	$65,290	$69,400	$(134,674)	$68,802
Comprehensive income:
Foreign currency translation adjustment	43,023	43,023	43,023	(86,046)	43,023
Comprehensive income attributable to WESCO International, Inc.	$111,809	$108,313	$112,423	$(220,720)	$111,825

	Three Months Ended June 30, 2013
	(In thousands)
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net sales	$—	$873,607	$1,052,902	$(32,556)	$1,893,953
Cost of goods sold	—	698,844	835,115	(32,556)	1,501,403
Selling, general and administrative expenses	1	138,817	126,688	—	265,506
Depreciation and amortization	—	4,780	12,373	—	17,153
Results of affiliates’ operations	69,789	60,753	—	(130,542)	—
Interest expense, net	5,994	19,118	(3,343)	—	21,769
Provision for income taxes	(1,557)	2,520	21,808	—	22,771
Net income	65,351	70,281	60,261	(130,542)	65,351
Less: Net income attributable to noncontrolling interest	—	—	66	—	66
Net income attributable to WESCO International, Inc.	$65,351	$70,281	$60,195	$(130,542)	$65,285
Comprehensive income:
Foreign currency translation adjustment	(44,350)	(44,350)	(44,350)	88,700	(44,350)
Comprehensive income attributable to WESCO International, Inc.	$21,001	$25,931	$15,845	$(41,842)	$20,935

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(unaudited)

	Six Months Ended June 30, 2014
	(In thousands)
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net sales	$—	$1,723,670	$2,148,303	$(55,982)	$3,815,991
Cost of goods sold	—	1,379,523	1,705,929	(55,982)	3,029,470
Selling, general and administrative expenses	2	281,446	262,723	—	544,171
Depreciation and amortization	—	9,614	23,944	—	33,558
Results of affiliates’ operations	129,382	102,215	—	(231,597)	—
Interest expense, net	12,153	37,090	(8,218)	—	41,025
Provision for income taxes	(3,414)	4,511	46,028	—	47,125
Net income	120,641	113,701	117,897	(231,597)	120,642
Less: Net income attributable to noncontrolling interest	—	—	(65)	—	(65)
Net income attributable to WESCO International, Inc.	$120,641	$113,701	$117,962	$(231,597)	$120,707
Comprehensive income:
Foreign currency translation adjustment	(3,477)	(3,477)	(3,477)	6,954	(3,477)
Comprehensive income attributable to WESCO International, Inc.	$117,164	$110,224	$114,485	$(224,643)	$117,230

	Six Months Ended June 30, 2013
	(In thousands)
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net sales	$—	$1,693,842	$2,071,765	$(63,596)	$3,702,011
Cost of goods sold	—	1,348,971	1,643,007	(63,596)	2,928,382
Selling, general and administrative expenses	5	239,334	253,623	—	492,962
Depreciation and amortization	—	8,883	24,987	—	33,870
Results of affiliates’ operations	158,241	99,153	—	(257,394)	—
Interest expense, net	11,949	37,844	(6,098)	—	43,695
Provision for income taxes	(3,158)	14,762	42,054	—	53,658
Net income	149,445	143,201	114,192	(257,394)	149,444
Less: Net income attributable to noncontrolling interest	—	—	170	—	170
Net income attributable to WESCO International, Inc.	$149,445	$143,201	$114,022	$(257,394)	$149,274
Comprehensive income:
Foreign currency translation adjustment	(67,830)	(67,830)	(67,830)	135,660	(67,830)
Comprehensive income attributable to WESCO International, Inc.	$81,615	$75,371	$46,192	$(121,734)	$81,444

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30, 2014
	(In thousands)
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net cash (used) provided by operating activities	$1,063	$57,016	$(7,237)	$—	$50,842
Investing activities:
Capital expenditures	—	(8,380)	(3,405)	—	(11,785)
Acquisition payments	—	(42,131)	(91,187)	—	(133,318)
Other	—	675	27	(675)	27
Net cash used in investing activities	—	(49,836)	(94,565)	(675)	(145,076)
Financing activities:
Borrowings	—	409,460	230,461	—	639,921
Repayments	(675)	(402,459)	(160,572)	675	(563,031)
Other	(388)	(1,189)	(3)	—	(1,580)
Net cash provided (used) by financing activities	(1,063)	5,812	69,886	675	75,310
Effect of exchange rate changes on cash and cash equivalents	—	—	(3,158)	—	(3,158)
Net change in cash and cash equivalents	—	12,992	(35,074)	—	(22,082)
Cash and cash equivalents at the beginning of year	—	31,695	92,030	—	123,725
Cash and cash equivalents at the end of period	$—	$44,687	$56,956	$—	$101,643

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30, 2013
	(In thousands)
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net cash (used) provided by operating activities	$(9,418)	$70,521	$58,624	$—	$119,727
Investing activities:
Capital expenditures	—	(9,621)	(2,129)	—	(11,750)
Acquisition payments	—	—	—	—	—
Other	—	(10,454)	9,654	10,454	9,654
Net cash (used) provided by investing activities	—	(20,075)	7,525	10,454	(2,096)
Financing activities:
Borrowings	10,454	333,036	203,263	(10,454)	536,299
Repayments	—	(396,036)	(244,118)	—	(640,154)
Other	(1,036)	7,566	(501)	—	6,029
Net cash provided (used) by financing activities	9,418	(55,434)	(41,356)	(10,454)	(97,826)
Effect of exchange rate changes on cash and cash equivalents	—	—	(1,392)	—	(1,392)
Net change in cash and cash equivalents	—	(4,988)	23,401	—	18,413
Cash and cash equivalents at the beginning of year	—	52,275	33,824	—	86,099
Cash and cash equivalents at the end of period	$—	$47,287	$57,225	$—	$104,512

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
We serve over 75,000 active customers globally through approximately 475 full service branches and nine distribution centers located in the United States, Canada, and Mexico with offices in 15 additional countries. The Company employs approximately 9,200 employees worldwide. We distribute over 1,000,000 products, grouped into six categories, from more than 25,000 suppliers.
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
Our financial results for the first six months of 2014 reflect an improving U.S. economy and solid performance in our Canadian and international markets. Net sales increased $114.0 million, or 3.1%, over the same period last year. Cost of goods sold as a percentage of net sales was 79.4% and 79.1% for the first six months of 2014 and 2013, respectively. Selling, general, and administrative ("SG&A") expenses as a percentage of net sales were 14.3% and 13.3% for the first six months of 2014 and 2013, respectively. The increase in SG&A expenses as a percentage of net sales was primarily due to the $36.1 million ArcelorMittal litigation recovery receivable recorded in the first quarter of 2013 related to a fourth quarter 2012 liability and charge for the same amount. Operating profit was $208.8 million for the current six month period, compared to $246.8 million for the first six months of 2013. Operating profit decreased primarily from the reduced SG&A expenses in the first quarter of 2013 due to recording the $36.1 million receivable. Net income attributable to WESCO International for the six months ended June 30, 2014 and 2013 was $120.7 million and $149.3 million, respectively.

Cash Flow
We generated $50.8 million in operating cash flow for the first six months of 2014. Included in this amount was income from operations offset by an investment in working capital to support sales growth. Investing activities included payments of $133.3 million for the acquisition of LaPrairie, Hazmasters and Hi-Line in the first half of 2014. Financing activities consisted of borrowings and repayments of $494.7 million and $461.5 million, respectively, related to our revolving credit facility (the "Revolving Credit Facility"), borrowings and repayments of $112.1 million and $65.7 million, respectively, related to our accounts receivable securitization facility (the “Receivables Facility”), and repayments of $9.8 million applied to the Company's term loan facility (the "Term Loan Facility"). Financing activities in 2014 also included borrowings and repayments on our various international lines of credit of approximately $33.1 million and $26.0 million, respectively. Free cash flow for the first six months of 2014 and 2013 was $39.0 million and $108.0 million, respectively.

The following table sets forth the components of free cash flow:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Free Cash Flow:	2014	2013	2014	2013
(In millions)
Cash flow provided by operations	$4.1	$39.4	$50.8	$119.8
Less: Capital expenditures	(6.8)	(5.8)	(11.8)	(11.8)
Free cash flow	$(2.7)	$33.6	$39.0	$108.0

Note: Free cash flow is provided by the Company as an additional liquidity measure. Capital expenditures are deducted from operating cash flow to determine free cash flow. Free cash flow is available to provide a source of funds for any of the Company's financing needs.

Financing Availability
As of June 30, 2014, we had $490.8 million in total available borrowing capacity under our Revolving Credit Facility, which has a maturity date in August 2016. We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions. For further discussion refer to “Liquidity and Capital Resources.”

Critical Accounting Policies and Estimates
During the six months ended June 30, 2014, there were no significant changes to our critical accounting policies and estimates referenced in our 2013 Annual Report on Form 10-K.
Results of Operations
Second Quarter of 2014 versus Second Quarter of 2013
The following table sets forth the percentage relationship to net sales of certain items in our condensed consolidated statements of income for the periods presented:

	Three Months Ended
	June 30,
	2014	2013
Net sales	100.0%	100.0%
Cost of goods sold	79.5	79.3
Selling, general and administrative expenses	13.9	14.0
Depreciation and amortization	0.9	0.9
Income from operations	5.7	5.8
Interest expense	1.0	1.1
Income before income taxes	4.7	4.7
Provision for income taxes	1.3	1.2
Net income attributable to WESCO International, Inc.	3.4%	3.5%

Net sales were $2.0 billion for the second quarter of 2014, compared to $1.9 billion for the second quarter of 2013, an increase of 5.9%. Organic sales increased 6.0%, acquisitions positively impacted sales by 1.6%, and foreign exchange negatively impacted sales by 1.7%. Sequentially, sales increased 10.7%, and organic sales increased 7.9%.

The following table sets forth normalized organic sales growth:

	Three Months Ended
	June 30,
Normalized Organic Sales:	2014	2013
Change in net sales	5.9%	13.2%
Less: Impact from acquisitions	1.6%	14.6%
Less: Impact from foreign exchange rates	(1.7)%	(0.2)%
Less: Impact from number of workdays	—%	—%
Normalized organic sales growth	6.0%	(1.2)%

Note: Organic sales growth is provided by the Company as an additional financial measure to provide a better understanding of the Company's sales growth trends. Organic sales growth is calculated by deducting the percentage impact on net sales from acquisitions, foreign exchange rates and number of workdays from the overall percentage change in consolidated net sales.

Cost of goods sold for the second quarter of 2014 and 2013 was $1.6 billion and $1.5 billion, respectively, and was 79.5% and 79.3% as a percentage of net sales in 2014 and 2013, respectively. The increase in cost of goods sold was primarily due to lower supplier volume rebates and a change in business mix compared to last year's comparable quarter.

SG&A expenses in the second quarter of 2014 totaled $278.7 million versus $265.5 million in last year's comparable quarter. As a percentage of net sales, SG&A expenses were 13.9% in the second quarter of 2014 compared to 14.0% in the second quarter of 2013.

SG&A payroll expenses for the second quarter of 2014 of $194.6 million increased by $9.6 million compared to the same quarter in 2013. The increase in SG&A payroll expenses was primarily due to increases in salaries and wages of $7.8 million and commissions and incentives of $1.5 million.

Depreciation and amortization for the second quarter of 2014 and 2013 was $17.2 million.

Interest expense totaled $20.3 million for the second quarter of 2014 compared to $21.8 million in last year's comparable quarter, a decrease of 6.6%. The following table sets forth the components of interest expense:

	Three Months Ended
	June 30,
	2014	2013
(In millions)
Amortization of convertible debt discount	$1.0	$1.1
Amortization of deferred financing fees	1.1	1.3
Interest related to uncertain tax provisions	0.1	(0.2)
Non-Cash Interest Expense	2.2	2.2
Cash Interest Expense	18.1	19.6
	$20.3	$21.8

Income tax expense totaled $26.7 million in the second quarter of 2014 compared to $22.8 million in last year's comparable quarter, and the effective tax rate was 28.0% compared to 25.8% in the same quarter in 2013. The increase in the effective tax rate is primarily due to a shift in the geographic mix of income from lower rate tax jurisdictions to the U.S.
For the second quarter of 2014, net income increased by $3.4 million to $68.8 million compared to $65.4 million in the second quarter of 2013.
A net loss of less than $0.1 million was attributable to the noncontrolling interest for the second quarter of 2014, and net income of $0.1 million was attributable to the noncontrolling interest for the first quarter of 2013.
Net income and diluted earnings per share attributable to WESCO International was $68.8 million and $1.29 per share, respectively, for the second quarter of 2014, compared with $65.3 million and $1.25 per share, respectively, for the second quarter of 2013.

Six Months Ended June 30, 2014 versus Six Months Ended June 30, 2013
The following table sets forth the percentage relationship to net sales of certain items in our condensed consolidated statements of income for the periods presented:

	Six Months Ended
	June 30,
	2014	2013
Net sales	100.0%	100.0%
Cost of goods sold	79.4%	79.1%
Selling, general and administrative expenses	14.3%	13.3%
Depreciation and amortization	0.9%	0.9%
Income from operations	5.4%	6.7%
Interest expense	1.1%	1.2%
Income before income taxes	4.3%	5.5%
Provision for income taxes	1.2%	1.4%
Net income attributable to WESCO International, Inc.	3.1%	4.1%

Net sales in the first six months of 2014 totaled $3.8 billion versus $3.7 billion in the comparable period for 2013, an increase of $114.0 million, or 3.1%, over the same period last year. Acquisitions positively impacted sales by 1.0%, organic sales increased 3.9%, and foreign exchange negatively impacted sales by 1.8%.

The following table sets forth normalized organic sales growth:

	Six Months Ended
	June 30,
Normalized Organic Sales:	2014	2013
Change in net sales	3.1%	12.9%
Less: Impact from acquisitions	1.0%	15.3%
Less: Impact from foreign exchange rates	(1.8)%	(0.1)%
Less: Impact from number of workdays	—%	(0.8)%
Normalized organic sales growth	3.9%	(1.5)%

Cost of goods sold for the first six months of 2014 was $3.0 billion versus $2.9 billion for the comparable period in 2013, and cost of goods sold as a percentage of net sales was 79.4% in 2014 and 79.1% in 2013. The increase in cost of goods sold was primarily due to lower supplier volume rebates and a change in business mix compared to the first half of 2013.

SG&A expenses in the first six months of 2014 totaled $544.2 million versus $493.0 million in last year's comparable period. As a percentage of net sales, SG&A expenses were 14.3% in the first six months of 2014 compared to 13.3% in the first six months of 2013. First quarter 2013 SG&A expenses include a $36.1 million favorable impact from the recognition of insurance coverage for a litigation-related charge recorded in the fourth quarter of 2012. Excluding the impact of this favorable item, SG&A expenses were $529.1 million, or 14.3% of sales. The increase in SG&A expenses was primarily the result of the three 2014 acquisitions combined with higher employment levels and related costs.

SG&A payroll expenses for the first six months of 2014 of $380.8 million increased by $7.1 million compared to the same period in 2013. The increase in payroll expenses was primarily due to an increase in salaries and wages of $12.6 million, partially offset by decreases in benefit costs of $5.6 million and commissions and incentives of $1.2 million. The increase in salaries and wages is primarily due to the three 2014 acquisitions.

Depreciation and amortization for the first six months of 2014 was $33.6 million versus $33.9 million in last year's comparable period.

Interest expense totaled $41.0 million for the first six months of 2014 versus $43.7 million in last year's comparable period, a decrease of 6.1%. The following table sets forth the components of interest expense:

	Six Months Ended
	June 30,
	2014	2013
(In millions)
Amortization of convertible debt	$2.0	$2.2
Amortization of deferred financing fees	2.2	2.4
Interest related to uncertain tax provisions	0.5	(0.2)
Non-Cash Interest Expense	4.7	4.4
Cash Interest Expense	36.3	39.3
	$41.0	$43.7

Income tax expense totaled $47.1 million in the first six months of 2014 compared to $53.7 million in the first six months of 2013, and the effective tax rate was 28.1% compared to 26.4% in the same period in 2013. The increase in the effective tax rate is primarily due to a shift in the geographic mix of income from lower rate tax jurisdictions to the U.S.

For the first six months of 2014, net income decreased by $28.8 million to $120.6 million compared to $149.4 million in the first six months of 2013.
Net loss attributable to the noncontrolling interest was $0.1 million for the first six months of 2014. Net income attributable to the noncontrolling interest was $0.2 million for the first six months of 2013.
Net income and diluted earnings per share attributable to WESCO International was $120.7 million and $2.26 per share, respectively, for the first six months of 2014, compared with $149.3 million and $2.85 per share, respectively, for the first six months of 2013.
Liquidity and Capital Resources
Total assets were $4.9 billion and $4.6 billion at June 30, 2014 and December 31, 2013, respectively. Total liabilities were $3.0 billion and $2.9 billion at June 30, 2014 and December 31, 2013, respectively. Stockholders’ equity increased $0.1 billion to $1.9 billion at June 30, 2014, mainly due to net income for the first six months of 2014 of $120.7 million.
Our liquidity needs generally arise from fluctuations in our working capital requirements, capital expenditures, acquisitions and debt service obligations. As of June 30, 2014, we had $490.8 million in available borrowing capacity under our Revolving Credit Facility, which combined with our invested cash of $51.6 million, provided liquidity of $542.4 million. Invested cash included in our determination of liquidity represents cash deposited in interest bearing accounts. We believe cash provided by operations and financing activities will be adequate to cover our current operational and business needs. In addition, the Company regularly reviews its mix of fixed and variable rate debt, and the Company may, from time to time, issue or retire borrowings, including through refinancings, in an effort to mitigate the impact of interest rate fluctuations and to maintain a cost-effective capital structure consistent with its anticipated capital requirements. At June 30, 2014, approximately 49% of the Company's debt portfolio was comprised of fixed rate debt.
We communicate on a regular basis with our lenders regarding our financial and working capital performance, liquidity position and financial leverage. We are in compliance with all covenants and restrictions contained in our debt agreements as of June 30, 2014. Our financial leverage ratio as of June 30, 2014 and December 31, 2013 was 3.4 and 3.2, respectively.
The following table sets forth the Company's financial leverage ratio as of June 30, 2014 and December 31, 2013:

Twelve months ended	June 30, 2014	December 31, 2013
(Dollar amounts in millions)
Income from operations	$443.0	$481.0
ArcelorMittal litigation recovery	—	(36.1)
Depreciation and amortization	67.3	67.6
Adjusted EBITDA	$510.3	$512.5

	June 30, 2014	December 31, 2013
Current debt	$47.4	$40.1
Long-term debt	1,521.0	1,447.6
Debt discount related to convertible debentures and term loan(1)	172.7	174.7
Total debt including debt discount	1,741.1	1,662.4
Less: Cash and cash equivalents	101.6	123.7
Total debt including debt discount, net of cash	$1,639.5	$1,538.7

Financial leverage ratio based on total debt	3.4	3.2
Financial leverage ratio based on total debt, net of cash	3.2	3.0

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
At June 30, 2014, we had cash and cash equivalents totaling $101.6 million, of which $66.2 million was held by foreign subsidiaries. Included in cash held by foreign subsidiaries is approximately $31.5 million which was obtained in connection with the acquisition of EECOL on December 14, 2012. This amount is expected to be returned to the sellers in the third quarter of 2014 and is recorded as a liability at June 30, 2014. The cash held by some of our foreign subsidiaries could be subject to additional U.S. income taxes if repatriated. We believe that we are able to maintain a sufficient level of liquidity for our domestic operations and commitments without repatriation of the cash held by these foreign subsidiaries.
We did not note any conditions or events during the second quarter of 2014 requiring an interim evaluation of impairment of goodwill. We will perform our annual impairment testing of goodwill and indefinite-lived intangible assets during the fourth quarter of 2014. Over the next several quarters, we expect to maintain working capital productivity, and it is expected that excess cash will be directed primarily at debt reduction and acquisitions. Our near term focus will be managing our working capital as we experience sales growth and maintaining ample liquidity and credit availability. We believe our balance sheet and ability to generate ample cash flow provides us with a durable business model and should allow us to fund expansion needs and growth initiatives.
Cash Flow
Operating Activities. Cash provided by operating activities for the first six months of 2014 totaled $50.8 million, compared with $119.7 million of cash generated for the first six months of 2013. Cash provided by operating activities included net income of $120.6 million and adjustments to net income totaling $55.0 million. Other sources of cash in 2014 were generated from an increase in accounts payable of $47.1 million due to an increase in purchasing activity, and an increase in other current and noncurrent liabilities of $14.5 million. Primary uses of cash in 2014 included: $122.1 million for the increase in trade receivables resulting from the increase in sales in the first half of the year; $44.9 million for the increase in inventories; and $32.1 million for the increase in prepaid expenses and other current assets.
Cash provided by operating activities for the first six months of 2013 totaled $119.7 million which included net income of $149.4 million and adjustments to net income totaling $68.3 million. Other sources of cash in 2013 were generated from an increase in accounts payable of $53.3 million due to the increase in purchasing activity, and a decrease in prepaid expenses and other current assets of $24.9 million. Primary uses of cash in 2013 included: $83.3 million for the increase in trade receivables resulting from the increase in sales; $21.6 million for the increase in other accounts receivable; $27.7 million for the increase in inventory; and $43.6 million for the decrease in other current and noncurrent liabilities.
Investing Activities. Net cash used by investing activities for the first six months of 2014 was $145.1 million, compared with $2.1 million of net cash used during the first six months of 2013. Included in the first six months of 2014 were payments of $133.3 million in the aggregate related to the acquisitions of LaPrairie, Hazmasters and Hi-Line. Capital expenditures were $11.8 million in the first six months of 2014 and 2013.
Financing Activities. Net cash provided by financing activities for the first six months of 2014 was $75.3 million. Net cash used in financing activities for the first six months of 2013 was $97.8 million. During the first six months of 2014, borrowings and repayments of $494.7 million and $461.5 million, respectively, were made to our Revolving Credit Facility. Borrowings and repayments of $112.1 million and $65.7 million respectively, were applied to our Receivables Facility, and there were repayments of $9.8 million were applied to our Term Loan Facility. Financing activities in 2014 also included borrowings and repayments on our various international lines of credit of approximately $33.1 million and $26.0 million, respectively.
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

Inflation
The rate of inflation affects different commodities, the cost of products purchased, and ultimately the pricing of our different products and product classes to our customers. Our pricing related to inflation was approximately 0.5% of our sales revenue in the six months ended June 30, 2014. Historically, price changes from suppliers have been consistent with inflation and have not had a material impact on the results of operations.
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

Item 3.    Quantitative and Qualitative Disclosures about Market Risks

There have not been any material changes to our exposures to market risk during the quarter ended June 30, 2014 that would require an update to the disclosures provided in our 2013 Annual Report on Form 10-K.

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
Changes in Internal Control Over Financial Reporting

During the second quarter of 2014, there were no changes in our internal control over financial reporting identified in connection with management's evaluation of the effectiveness of our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In making this assessment of changes in internal control over financial reporting as of June 30, 2014, management has excluded LaPrairie, Hazmasters, and Hi-Line, three companies acquired during the first half of 2014. Management is currently assessing the control environments of these acquisitions. The total revenue of these companies included in the Company's consolidated revenue for the six month period ended June 30, 2014 represent 1.0% of the Company's consolidated revenue.

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

As initially reported in our 2008 Annual Report on Form 10-K, WESCO is a defendant in a lawsuit filed in a state court in Indiana in which a customer, ArcelorMittal Indiana Harbor, Inc. (“AIH”), alleges that the Company sold defective products to AIH in 2004 that were supplied to the Company by others.  The lawsuit sought monetary damages in the amount of approximately $50 million.  On February 14, 2013, the jury returned a verdict in favor of AIH and awarded damages in the amount of approximately $36.1 million, and judgment was entered on the jury's verdict.  As a result, the Company recorded a $36.1 million charge to selling, general and administrative expenses in 2012. The Company disputes this outcome and filed a post-trial motion challenging the verdict alleging various errors that occurred during trial.  The Company received letters from its insurers confirming insurance coverage of the matter and recorded a receivable in the quarter ended March 31, 2013 in an amount equal to the previously recorded liability. AIH also filed a post-trial motion asking the court to award additional amounts to AIH, including prejudgment and post-judgment interest.  The Court denied the Company's post-trial motion on June 28, 2013 and granted in part AIH's motion, awarding prejudgment interest in the amount of $3.9 million and ordering post-judgment interest to accrue on the entire judgment at 8% per annum. In the quarter ended June 30, 2013, the Company received letters from its insurers confirming insurance coverage of all prejudgment and post-judgment interest related to the matter. Final judgment was entered by the court on July 16, 2013, and the Company is appealing the judgment. As of June 30, 2014, the Company recorded a liability and a corresponding receivable in the amount of $7.9 million for all prejudgment and post-judgment interest accrued in connection with this matter. The judgment may increase or decrease based on the outcome of the appellate proceedings that cannot be predicted with certainty.

Item 6.    Exhibits

(a)	Exhibits

3.1 Restated Certificate of Incorporation of WESCO International, Inc.
3.2 Certificate of Amendment of Certificate of Incorporation of WESCO International, Inc.
3.3 Amended and Restated By-Laws of WESCO International, Inc., effective as of May 29, 2014 (incorporated by reference to Exhibit 3.2 to WESCO's Current Report on Form 8-K (File No. 001-14989), dated May 29, 2014).
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

WESCO International, Inc.

August 4, 2014	By:	/s/ Kenneth S. Parks
Kenneth S. Parks
Senior Vice President and Chief Financial Officer