Form 10-Q
period 2014-09-30
WESCO INTERNATIONAL INC
filed 2014-11-03
CIK 929008

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

As of October 30, 2014, WESCO International, Inc. had 44,481,394 shares of common stock outstanding.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

Table of Contents

Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of September 30, 2014 (unaudited) and December 31, 2013 (unaudited)	2
Condensed Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2014 and 2013 (unaudited)	3
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 (unaudited)	4
Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3. Quantitative and Qualitative Disclosures About Market Risk	26

Item 4. Controls and Procedures	26

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	27

Item 6. Exhibits	27

Signatures and Certifications	28

EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

Amounts in thousands, except share data	September 30, 2014	December 31, 2013
Assets
Current Assets:
Cash and cash equivalents	$110,368	$123,725
Trade accounts receivable, net of allowance for doubtful accounts of $23,069 and $19,309 in 2014 and 2013, respectively	1,218,759	1,045,054
Other accounts receivable	131,724	130,043
Inventories, net	846,166	787,324
Current deferred income taxes	35,031	44,691
Prepaid expenses and other current assets	107,989	74,778
Total current assets	2,450,037	2,205,615
Property, buildings and equipment, net of accumulated depreciation of $229,041 and $213,758 in 2014 and 2013, respectively	191,393	198,654
Intangible assets, net	452,140	439,167
Goodwill	1,759,833	1,734,391
Other assets	52,065	71,066
Total assets	$4,905,468	$4,648,893
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$842,779	$735,097
Accrued payroll and benefit costs	63,892	56,548
Short-term debt	43,006	37,551
Current portion of long-term debt	2,393	2,510
Other current liabilities	174,611	219,957
Total current liabilities	1,126,681	1,051,663
Long-term debt, net of discount of $171,547 and $174,686 in 2014 and 2013, respectively	1,471,774	1,447,634
Deferred income taxes	349,827	341,334
Other noncurrent liabilities	48,541	43,471
Total liabilities	$2,996,823	$2,884,102
Commitments and contingencies (Note 7)
Stockholders’ Equity:
Preferred stock, $.01 par value; 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 210,000,000 shares authorized, 58,388,696 and 58,107,304 shares issued and 44,480,660 and 44,267,460 shares outstanding in 2014 and 2013, respectively	584	581
Class B nonvoting convertible common stock, $.01 par value; 20,000,000 shares authorized, 4,339,431 issued and no shares outstanding in 2014 and 2013, respectively	43	43
Additional capital	1,098,458	1,082,772
Retained earnings	1,569,531	1,368,386
Treasury stock, at cost; 18,247,467 and 18,179,275 shares in 2014 and 2013, respectively	(616,075)	(610,430)
Accumulated other comprehensive income	(143,814)	(76,543)
Total WESCO International stockholders' equity	1,908,727	1,764,809
Noncontrolling interest	(82)	(18)
Total stockholders’ equity	1,908,645	1,764,791
Total liabilities and stockholders’ equity	$4,905,468	$4,648,893

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Amounts in thousands, except per share data	2014	2013	2014	2013
Net sales	$2,078,150	$1,931,260	$5,894,141	$5,633,271
Cost of goods sold (excluding depreciation and amortization below)	1,655,787	1,535,609	4,685,257	4,463,991
Selling, general and administrative expenses	271,697	255,202	815,869	748,164
Depreciation and amortization	17,418	16,803	50,976	50,673
Income from operations	133,248	123,646	342,039	370,443
Interest expense, net	20,798	21,304	61,823	64,999
Loss on sale of Argentina business	—	2,315	—	2,315
Income before income taxes	112,450	100,027	280,216	303,129
Provision for income taxes	31,632	30,909	78,757	84,567
Net income	80,818	69,118	201,459	218,562
Less: Net income (loss) attributable to noncontrolling interest	2	(44)	(64)	126
Net income attributable to WESCO International, Inc.	$80,816	$69,162	$201,523	$218,436
Comprehensive income:
Foreign currency translation adjustment	(63,794)	24,619	(67,271)	(43,211)
Comprehensive income attributable to WESCO International, Inc.	$17,022	$93,781	$134,252	$175,225

Earnings per share attributable to WESCO International, Inc.
Basic	$1.82	$1.57	$4.54	$4.95
Diluted	$1.52	$1.32	$3.78	$4.17

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30,
Amounts in thousands	2014	2013
Operating Activities:
Net income	$201,459	$218,562
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,976	50,673
Deferred income taxes	17,847	36,486
Other operating activities, net	9,455	15,019
Changes in assets and liabilities:
Trade receivables, net	(174,967)	(91,301)
Other accounts receivable	(2,779)	(32,580)
Inventories, net	(54,053)	(11,743)
Prepaid expenses and other current assets	(34,906)	(5,881)
Accounts payable	106,886	50,146
Other current and noncurrent liabilities	19,902	(49,712)
Net cash provided by operating activities	139,820	179,669

Investing Activities:
Acquisition payments, net of cash acquired	(138,805)	—
Capital expenditures	(16,036)	(20,472)
Other investing activities	5,444	9,276
Net cash used in investing activities	(149,397)	(11,196)

Financing Activities:
Proceeds from issuance of short-term debt	49,727	42,972
Repayments of short-term debt	(42,168)	(33,808)
Proceeds from issuance of long-term debt	912,146	759,470
Repayments of long-term debt	(885,408)	(915,562)
Repayment of deferred acquisition payable	(29,395)	—
Other financing activities, net	(9,312)	(7,592)
Net cash used in financing activities	(4,410)	(154,520)

Effect of exchange rate changes on cash and cash equivalents	630	(1,477)

Net change in cash and cash equivalents	(13,357)	12,476
Cash and cash equivalents at the beginning of period	123,725	86,099
Cash and cash equivalents at the end of period	$110,368	$98,575

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
The unaudited condensed consolidated balance sheet as of September 30, 2014, the unaudited condensed consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2014 and 2013, respectively, and the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2014 and 2013, respectively, in the opinion of management, have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair statement of the results of the interim periods. All adjustments reflected in the unaudited condensed consolidated financial statements are of a normal recurring nature unless indicated. Results for the interim periods presented are not necessarily indicative of the results to be expected for the full year.
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
At September 30, 2014, the carrying value of WESCO’s 6.0% Convertible Senior Debentures due 2029 (the "2029 Debentures") was $176.7 million and the fair value was approximately $1.0 billion. At December 31, 2013, the carrying value of WESCO’s 2029 Debentures was $174.1 million and the fair value was approximately $1.1 billion. The fair value of WESCO’s 2029 Debentures is based on quoted prices in active markets and is therefore classified as Level 1 within the valuation hierarchy. The reported carrying amounts of WESCO’s other debt instruments approximate their fair values and are classified as Level 2 within the valuation hierarchy. Other debt instruments included in Level 2 are valued using a market approach, utilizing interest rates and other relevant information generated by market transactions involving similar instruments.
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
3. ACQUISITIONS
The following table sets forth the consideration paid for acquisitions:

Amounts in thousands	Nine Months Ended September 30, 2014
Fair value of assets acquired	$153,430
Fair value of liabilities assumed	14,625
Cash paid for acquisitions	$138,805
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
On March 17, 2014, WESCO Distribution, Inc., through its wholly-owned Canadian subsidiary, completed the acquisition of Hazmasters, Inc. ("Hazmasters"), a leading independent Canadian distributor of safety products servicing customers in the industrial, construction, commercial, institution, and government markets with approximately $80 million in annual sales from 14 branches across Canada. WESCO funded the purchase price paid at closing with cash and borrowings under the Revolving Credit Facility. The purchase price was allocated to the respective assets and liabilities based upon their estimated fair values as of the acquisition date. The preliminary fair value of intangibles was estimated by management and the allocation resulted in intangible assets of $28.1 million and goodwill of $29.1 million which is not deductible for tax purposes.
On June 11, 2014, WESCO Distribution, Inc., completed the acquisition of Hi-Line Utility Supply ("Hi-Line"), a provider of utility MRO and safety products, as well as rubber goods testing and certification services, with approximately $30 million in annual sales from locations in Chicago, Illinois and Millbury, Massachusetts.  WESCO funded the purchase price paid at closing with cash and borrowings under our variable rate credit facilities.  The purchase price was allocated to the respective assets and liabilities based upon their estimated fair values as of the acquisition date.  The preliminary fair value of intangibles was estimated by management and the allocation resulted in intangible assets of $16.5 million and goodwill of $21.6 million.  Management believes the majority of goodwill will be deductible for tax purposes.
For all acquisitions made in the first nine months of 2014, the intangible assets include customer relationships of $40.0 million amortized over 2 to 12 years, supplier relationships of $3.2 million amortized over 10 years, trademarks of $12.1 million, and other intangibles of $0.3 million as of September 30, 2014. Certain trademarks have been assigned an indefinite life while others are amortized over 5 years. No residual value is estimated for the intangible assets being amortized.
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
During the three and nine months ended September 30, 2014 and 2013, WESCO granted the following stock-settled stock appreciation rights, restricted stock units and performance-based awards at the following weighted average fair values and assumptions:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Stock-settled appreciation rights granted	—	900	274,508	252,473
Weighted average fair value	$—	$32.05	$30.64	$31.33

Restricted stock units granted	611	—	63,117	69,393
Weighted average fair value	$81.88	$—	$85.32	$72.15

Performance-based awards granted	—	—	44,046	48,058
Weighted average fair value	$—	$—	$86.65	$78.21

Risk free interest rate	—%	1.6%	1.5%	0.9%
Expected life (in years)	0	5	5	5
Expected volatility	—%	48%	39%	50%
The following table sets forth a summary of stock options and stock-settled stock appreciation rights and related information for the nine months ended September 30, 2014:

	Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2013	2,715,651	$45.93
Granted	274,508	85.35
Exercised	(452,795)	40.80
Forfeited	(20,375)	70.86
Outstanding at September 30, 2014	2,516,989	50.95	5.5	$70,664
Exercisable at September 30, 2014	2,013,895	$44.18	4.7	$68,633

The following table sets forth a summary of restricted stock units and related information for the nine months ended September 30, 2014:

	Awards	Weighted Average Fair Value
Unvested at December 31, 2013	184,746	$66.08
Granted	63,117	85.32
Vested	(51,287)	60.85
Forfeited	(9,620)	68.90
Unvested at September 30, 2014	186,956	$73.86

Performance shares are awards for which the vesting will occur based on market or performance conditions. The following table sets forth a summary of performance-based awards for the nine months ended September 30, 2014:

	Awards	Weighted Average Fair Value
Unvested at December 31, 2013	92,484	$76.98
Granted	44,046	86.65
Vested	—	—
Forfeited	(6,526)	77.87
Unvested at September 30, 2014	130,004	$80.21
The performance-based awards in the table above include 65,002 shares in which vesting of the ultimate number of shares underlying such awards is dependent upon WESCO's total stockholder return in relation to the total stockholder return of a select group of peer companies over a three-year period. These awards are valued based upon a Monte Carlo simulation model, which is a valuation model that represents the characteristics of these grants. The probability of meeting the market criteria was considered when calculating the estimated fair market value on the date of grant. These awards are accounted for as awards with market conditions, in which compensation cost is recognized over the service period, regardless of whether the market conditions are achieved and the awards ultimately vest.
The fair value of the performance shares granted during the nine months ended September 30, 2014 was estimated using the following weighted-average assumptions:

Weighted Average Assumptions
Grant date share price	$86.65
WESCO expected volatility	35.4%
Peer group median volatility	28.7%
Risk-free interest rate	0.62%
Correlation	103.1%
Vesting of the remaining 65,002 shares of performance-based awards in the table above is dependent upon the three-year average growth rate of WESCO's net income. These awards are valued based upon the grant-date closing price of WESCO's common stock. These awards are accounted for as awards with performance conditions, in which compensation cost is recognized over the performance period based upon WESCO's determination of whether it is probable that the performance targets will be achieved.
WESCO recognized $2.5 million and $3.7 million of non-cash stock-based compensation expense, which is included in selling, general and administrative expenses, for the three months ended September 30, 2014 and 2013, respectively. WESCO recognized $11.0 million and $12.5 million of non-cash stock-based compensation expense, which is included in selling, general and administrative expenses, for the nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014, there was $20.9 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements for all awards previously made, of which approximately $3.8 million is expected to be recognized over the remainder of 2014, $10.6 million in 2015, $5.8 million in 2016 and $0.7 million in 2017.

During the nine months ended September 30, 2014 and 2013, the total intrinsic value of awards exercised was $24.2 million and $14.1 million, respectively. The total amount of cash received from the exercise of options was $0.8 million for the nine months ended September 30, 2014 and less than $0.1 million for the nine months ended September 30, 2013. The tax benefit associated with the exercise of awards for the nine months ended September 30, 2014 and 2013 totaled $9.1 million and $4.8 million, respectively, and was recorded as an increase to additional paid-in capital.
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
The following table sets forth the details of basic and diluted earnings per share:

	Three Months Ended
	September 30,
Amounts in thousands, except per share data	2014	2013
Net income attributable to WESCO International, Inc.	$80,816	$69,162
Weighted average common shares outstanding used in computing basic earnings per share	44,475	44,180
Common shares issuable upon exercise of dilutive equity awards	990	1,067
Common shares issuable from contingently convertible debentures (see below for basis of calculation)	7,778	7,299
Weighted average common shares outstanding and common share equivalents used in computing diluted earnings per share	53,243	52,546
Earnings per share attributable to WESCO International, Inc.
Basic	$1.82	$1.57
Diluted	$1.52	$1.32

	Nine Months Ended
	September 30,
Amounts in thousands, except per share data	2014	2013
Net income attributable to WESCO International, Inc.	$201,523	$218,436
Weighted average common shares outstanding used in computing basic earnings per share	44,425	44,127
Common shares issuable upon exercise of dilutive equity awards	1,036	1,088
Common shares issuable from contingently convertible debentures (see below for basis of calculation)	7,901	7,214
Weighted average common shares outstanding and common share equivalents used in computing diluted earnings per share	53,362	52,429
Earnings per share attributable to WESCO International, Inc.
Basic	$4.54	$4.95
Diluted	$3.78	$4.17
For the three and nine months ended September 30, 2014, the computation of diluted earnings per share attributable to WESCO International, Inc. excluded approximately 0.3 million and 0.5 million stock-settled stock appreciation rights at weighted average exercise prices of $84.47 per share and $79.29 per share, respectively. For the three and nine months ended September 30, 2013, the computation of diluted earnings per share attributable to WESCO International, Inc. excluded 0.3 million and 0.5 million stock-settled stock appreciation rights at weighted average exercise prices of $71.81 per share and $65.29 per share, respectively. These amounts were excluded because their effect would have been antidilutive.
Because of WESCO’s obligation to settle the par value of the 2029 Debentures in cash upon conversion, WESCO is required to include shares underlying the 2029 Debentures in its diluted weighted average shares outstanding when the average stock price per share for the period exceeds the conversion price of the respective debentures. Only the number of shares issuable under the treasury stock method of accounting for share dilution are included, which is based upon the amount by which the average stock price exceeds the conversion price. The conversion price of the 2029 Debentures is $28.87. Share dilution is limited to a maximum of 11,948,374 shares for the 2029 Debentures. For the three and nine months ended September 30, 2014, the effect of the 2029 Debentures on diluted earnings per share attributable to WESCO International, Inc. was a decrease of $0.26 and $0.65, respectively. For the three and nine months ended September 30, 2013, the effect of the 2029 Debentures on diluted earnings per share attributable to WESCO International, Inc. was a decrease of $0.21 and $0.66, respectively.
6. EMPLOYEE BENEFIT PLANS
A majority of WESCO’s employees are covered by defined contribution retirement savings plans for their services rendered subsequent to WESCO’s formation. WESCO also offers a deferred compensation plan for select individuals. For U.S. participants, WESCO will make contributions in an amount equal to 50% of the participant’s total monthly contributions up to a maximum of 6% of eligible compensation. For Canadian participants, WESCO will make contributions in an amount ranging from 1% to 7% of the participant’s eligible compensation based on years of continuous service. In addition, employer contributions may be made at the discretion of the Board of Directors. For the nine months ended September 30, 2014 and 2013, WESCO incurred charges of $23.3 million and $25.7 million, respectively, for all such plans. Contributions are made in cash to defined contribution retirement savings plans. The deferred compensation plan is an unfunded plan. Employees have the option to transfer balances allocated to their accounts in the defined contribution retirement savings plan and the deferred compensation plan into any of the available investment options. An investment option for employees in the defined contribution retirement savings plan is WESCO common stock.
In connection with the December 14, 2012 acquisition of EECOL, the Company assumed a contributory defined benefit plan covering substantially all Canadian employees of EECOL and a Supplemental Executive Retirement Plan for certain executives of EECOL. The following table reflects the components of net periodic benefit costs for the Company's defined benefit plans for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Amounts in thousands	2014	2013	2014	2013
Service cost	$912	$996	$2,712	$3,049
Interest cost	1,172	1,117	3,486	3,422
Expected return on plan assets	(1,380)	(1,173)	(4,103)	(3,081)
Net periodic benefit cost	$704	$940	$2,095	$3,390
During the three and nine month periods ended September 30, 2014, the Company made cash contributions of $0.5 million and $1.7 million, respectively, to its defined benefit plans. During the three and nine month periods ended September 30, 2013, the Company made cash contributions of $22.1 million and $23.9 million, respectively, to its defined benefit plans.
7. COMMITMENTS AND CONTINGENCIES
As initially reported in our 2008 Annual Report on Form 10-K, WESCO is a defendant in a lawsuit filed in a state court in Indiana in which a customer, ArcelorMittal Indiana Harbor, Inc. (“AIH”), alleges that the Company sold defective products to AIH in 2004 that were supplied to the Company by others.  The lawsuit sought monetary damages in the amount of approximately $50 million.  On February 14, 2013, the jury returned a verdict in favor of AIH and awarded damages in the amount of approximately $36.1 million, and judgment was entered on the jury's verdict.  As a result, the Company recorded a $36.1 million charge to selling, general and administrative expenses in 2012. The Company disputes this outcome and filed a post-trial motion challenging the verdict alleging various errors that occurred during trial.  The Company received letters from its insurers confirming insurance coverage of the matter and recorded a receivable in the quarter ended March 31, 2013 in an amount equal to the previously recorded liability. AIH also filed a post-trial motion asking the court to award additional amounts to AIH, including prejudgment and post-judgment interest.  The Court denied the Company's post-trial motion on June 28, 2013 and granted in part AIH's motion, awarding prejudgment interest in the amount of $3.9 million and ordering post-judgment interest to accrue on the entire judgment at 8% per annum. In the quarter ended June 30, 2013, the Company received letters from its insurers confirming insurance coverage of all prejudgment and post-judgment interest related to the matter. Final judgment was entered by the court on July 16, 2013, and the Company is appealing the judgment. As of September 30, 2014, the Company recorded a liability and a corresponding receivable in the amount of $8.7 million for all prejudgment and post-judgment interest accrued in connection with this matter. The judgment may increase or decrease based on the outcome of the appellate proceedings that cannot be predicted with certainty.

WESCO is subject to the laws and regulations of states and other jurisdictions concerning the identification, reporting and escheatment (the transfer of property to the state) of unclaimed or abandoned funds, and is subject to audit and examination for compliance with these requirements.  The Company is currently being examined by a third party auditor for compliance with unclaimed property laws and has accrued an amount based on the facts currently known to the Company.

In October 2014, WESCO was notified that the New York County District Attorney’s Office is conducting a criminal investigation involving minority and disadvantaged business contracting practices in the construction industry in New York City and that various contractors, minority and disadvantaged business firms, and their material suppliers, including the Company, are a part of this investigation. The Company has commenced an internal review of this matter and intends to cooperate with the government investigation. The Company cannot predict the outcome or impact of the matter at this time, but could be subject to fines, penalties or other adverse consequences. Based on the facts currently known to the Company, it cannot reasonably estimate a range of exposure to potential liability at this time, but does not believe that this matter is likely to have a material effect on the Company, its financial condition or liquidity.
8. INCOME TAXES
The effective tax rate for the three and nine months ended September 30, 2014 was 28.1%. The effective tax rate for the three and nine months ended September 30, 2013 was 30.9% and 27.9%, respectively. WESCO’s effective tax rate is lower than the federal statutory rate of 35% primarily due to benefits resulting from the tax effect of intercompany financing and lower rates on foreign earnings, which are partially offset by nondeductible expenses and state taxes. The liabilities related to uncertain tax positions increased in the quarter ended September 30, 2014 by $4.8 million, net. This increase is primarily related to temporary items, which did not have a material impact on the effective tax rate for the three and nine months ended September 30, 2014.
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

Condensed consolidating financial information for WESCO International, WESCO Distribution and the non-guarantor subsidiaries is as follows:
WESCO INTERNATIONAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEETS (unaudited)

Amounts in thousands	September 30, 2014
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Cash and cash equivalents	$—	$37,639	$72,729	$—	$110,368
Trade accounts receivable, net	—	—	1,218,759	—	1,218,759
Inventories, net	—	380,584	465,582	—	846,166
Other current assets	18	172,936	145,653	(43,863)	274,744
Total current assets	18	591,159	1,902,723	(43,863)	2,450,037
Intercompany receivables, net	—	—	1,833,480	(1,833,480)	—
Property, buildings and equipment, net	—	57,966	133,427	—	191,393
Intangible assets, net	—	4,901	447,239	—	452,140
Goodwill	—	246,771	1,513,062	—	1,759,833
Investments in affiliates	3,284,749	3,820,458	—	(7,105,207)	—
Other noncurrent assets	4,152	13,586	34,327	—	52,065
Total assets	$3,288,919	$4,734,841	$5,864,258	$(8,982,550)	$4,905,468

Accounts payable	$—	$482,892	$359,887	$—	$842,779
Short-term debt	—	—	43,006	—	43,006
Other current liabilities	11,533	114,565	158,661	(43,863)	240,896
Total current liabilities	11,533	597,457	561,554	(43,863)	1,126,681
Intercompany payables, net	1,174,355	659,125	—	(1,833,480)	—
Long-term debt	176,691	680,618	614,465	—	1,471,774
Other noncurrent liabilities	17,613	234,121	146,634	—	398,368
Total WESCO International stockholders' equity	1,908,727	2,563,520	4,541,687	(7,105,207)	1,908,727
Noncontrolling interest	—	—	(82)	—	(82)
Total liabilities and stockholders’ equity	$3,288,919	$4,734,841	$5,864,258	$(8,982,550)	$4,905,468

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEETS (unaudited)

Amounts in thousands	December 31, 2013
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Cash and cash equivalents	$—	$31,695	$92,030	$—	$123,725
Trade accounts receivable, net	—	—	1,045,054	—	1,045,054
Inventories, net	—	351,242	436,082	—	787,324
Other current assets	22	166,540	127,439	(44,489)	249,512
Total current assets	22	549,477	1,700,605	(44,489)	2,205,615
Intercompany receivables, net	—	—	1,906,785	(1,906,785)	—
Property, buildings and equipment, net	—	59,569	139,085	—	198,654
Intangible assets, net	—	5,404	433,763	—	439,167
Goodwill	—	246,125	1,488,266	—	1,734,391
Investments in affiliates	3,137,418	3,722,902	—	(6,860,320)	—
Other noncurrent assets	4,361	15,627	51,078	—	71,066
Total assets	$3,141,801	$4,599,104	$5,719,582	$(8,811,594)	$4,648,893

Accounts payable	$—	$410,017	$325,080	$—	$735,097
Short-term debt	—	—	37,551	—	37,551
Other current liabilities	11,920	114,894	196,690	(44,489)	279,015
Total current liabilities	11,920	524,911	559,321	(44,489)	1,051,663
Intercompany payables, net	1,168,507	738,278	—	(1,906,785)	—
Long-term debt	174,149	675,424	598,061	—	1,447,634
Other noncurrent liabilities	22,416	220,650	141,739	—	384,805
Total WESCO International stockholders' equity	1,764,809	2,439,841	4,420,479	(6,860,320)	1,764,809
Noncontrolling interest	—	—	(18)	—	(18)
Total liabilities and stockholders’ equity	$3,141,801	$4,599,104	$5,719,582	$(8,811,594)	$4,648,893

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(unaudited)

Amounts in thousands	Three Months Ended September 30, 2014
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net sales	$—	$932,948	$1,174,935	$(29,733)	$2,078,150
Cost of goods sold	—	747,219	938,301	(29,733)	1,655,787
Selling, general and administrative expenses	—	141,924	129,773	—	271,697
Depreciation and amortization	—	4,670	12,748	—	17,418
Results of affiliates’ operations	85,219	62,611	—	(147,830)	—
Interest expense, net	6,123	18,765	(4,090)	—	20,798
Provision for income taxes	(1,722)	5,733	27,621	—	31,632
Net income	80,818	77,248	70,582	(147,830)	80,818
Less: Net loss attributable to noncontrolling interest	—	—	2	—	2
Net income attributable to WESCO International, Inc.	$80,818	$77,248	$70,580	$(147,830)	$80,816
Comprehensive income:
Foreign currency translation adjustment	(63,794)	(63,794)	(63,794)	127,588	(63,794)
Comprehensive income attributable to WESCO International, Inc.	$17,024	$13,454	$6,786	$(20,242)	$17,022

Amounts in thousands	Three Months Ended September 30, 2013
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net sales	$—	$878,851	$1,082,585	$(30,176)	$1,931,260
Cost of goods sold	—	698,965	866,820	(30,176)	1,535,609
Selling, general and administrative expenses	19	129,518	125,665	—	255,202
Depreciation and amortization	—	4,668	12,135	—	16,803
Results of affiliates’ operations	73,241	58,574	—	(131,815)	—
Interest expense, net	5,944	18,823	(3,463)	—	21,304
Loss on sale of Argentina business	—	—	2,315	—	2,315
Provision for income taxes	(1,840)	19,856	12,893	—	30,909
Net income	69,118	65,595	66,220	(131,815)	69,118
Less: Net income attributable to noncontrolling interest	—	—	(44)	—	(44)
Net income attributable to WESCO International, Inc.	$69,118	$65,595	$66,264	$(131,815)	$69,162
Comprehensive income:
Foreign currency translation adjustment	24,619	24,619	24,619	(49,238)	24,619
Comprehensive income attributable to WESCO International, Inc.	$93,737	$90,214	$90,883	$(181,053)	$93,781

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(unaudited)

Amounts in thousands	Nine Months Ended September 30, 2014
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net sales	$—	$2,656,619	$3,323,237	$(85,715)	$5,894,141
Cost of goods sold	—	2,126,743	2,644,229	(85,715)	4,685,257
Selling, general and administrative expenses	2	423,371	392,496	—	815,869
Depreciation and amortization	—	14,284	36,692	—	50,976
Results of affiliates’ operations	214,601	164,826	—	(379,427)	—
Interest expense, net	18,277	55,854	(12,308)	—	61,823
Provision for income taxes	(5,137)	10,244	73,650	—	78,757
Net income	201,459	190,949	188,478	(379,427)	201,459
Less: Net income attributable to noncontrolling interest	—	—	(64)	—	(64)
Net income attributable to WESCO International, Inc.	$201,459	$190,949	$188,542	$(379,427)	$201,523
Comprehensive income:
Foreign currency translation adjustment	(67,271)	(67,271)	(67,271)	134,542	(67,271)
Comprehensive income attributable to WESCO International, Inc.	$134,188	$123,678	$121,271	$(244,885)	$134,252

Amounts in thousands	Nine Months Ended September 30, 2013
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net sales	$—	$2,572,693	$3,154,350	$(93,772)	$5,633,271
Cost of goods sold	—	2,047,937	2,509,826	(93,772)	4,463,991
Selling, general and administrative expenses	24	368,853	379,287	—	748,164
Depreciation and amortization	—	13,551	37,122	—	50,673
Results of affiliates’ operations	231,482	157,726	—	(389,208)	—
Interest expense, net	17,893	56,667	(9,561)	—	64,999
Loss on sale of Argentina business	—	—	2,315	—	2,315
Provision for income taxes	(4,997)	34,617	54,947	—	84,567
Net income	218,562	208,794	180,414	(389,208)	218,562
Less: Net income attributable to noncontrolling interest	—	—	126	—	126
Net income attributable to WESCO International, Inc.	$218,562	$208,794	$180,288	$(389,208)	$218,436
Comprehensive income:
Foreign currency translation adjustment	(43,211)	(43,211)	(43,211)	86,422	(43,211)
Comprehensive income attributable to WESCO International, Inc.	$175,351	$165,583	$137,077	$(302,786)	$175,225

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(unaudited)

Amounts in thousands	Nine Months Ended September 30, 2014
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net cash (used) provided by operating activities	$(5,202)	$68,291	$76,731	$—	$139,820
Investing activities:
Capital expenditures	—	(10,811)	(5,225)	—	(16,036)
Acquisition payments	—	(42,132)	(96,673)	—	(138,805)
Other	—	(5,842)	5,444	5,842	5,444
Net cash used in investing activities	—	(58,785)	(96,454)	5,842	(149,397)
Financing activities:
Borrowings	6,517	645,411	316,462	(6,517)	961,873
Repayments	(675)	(640,411)	(316,560)	675	(956,971)
Other	(640)	(8,562)	(110)	—	(9,312)
Net cash provided (used) by financing activities	5,202	(3,562)	(208)	(5,842)	(4,410)
Effect of exchange rate changes on cash and cash equivalents	—	—	630	—	630
Net change in cash and cash equivalents	—	5,944	(19,301)	—	(13,357)
Cash and cash equivalents at the beginning of year	—	31,695	92,030	—	123,725
Cash and cash equivalents at the end of period	$—	$37,639	$72,729	$—	$110,368

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(unaudited)

Amounts in thousands	Nine Months Ended September 30, 2013
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net cash (used) provided by operating activities	$(14,515)	$163,190	$30,994	$—	$179,669
Investing activities:
Capital expenditures	—	(16,421)	(4,051)	—	(20,472)
Acquisition payments	—	—	—	—	—
Other	—	(17,176)	9,276	17,176	9,276
Net cash (used) provided by investing activities	—	(33,597)	5,225	17,176	(11,196)
Financing activities:
Borrowings	17,176	508,213	294,229	(17,176)	802,442
Repayments	—	(640,713)	(308,657)	—	(949,370)
Other	(2,661)	(3,530)	(1,401)	—	(7,592)
Net cash provided (used) by financing activities	14,515	(136,030)	(15,829)	(17,176)	(154,520)
Effect of exchange rate changes on cash and cash equivalents	—	—	(1,477)	—	(1,477)
Net change in cash and cash equivalents	—	(6,437)	18,913	—	12,476
Cash and cash equivalents at the beginning of year	—	52,275	33,824	—	86,099
Cash and cash equivalents at the end of period	$—	$45,838	$52,737	$—	$98,575

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
Our financial results for the first nine months of 2014 reflect an improving U.S. economy and solid performance in our Canadian and international markets. Net sales increased $260.9 million, or 4.6%, over the same period last year. Cost of goods sold as a percentage of net sales was 79.5% and 79.2% for the first nine months of 2014 and 2013, respectively. Selling, general, and administrative ("SG&A") expenses as a percentage of net sales were 13.8% and 13.3% for the first nine months of 2014 and 2013, respectively. The increase in SG&A expenses as a percentage of net sales was primarily due to the $36.1 million ArcelorMittal litigation recovery receivable recorded in the first quarter of 2013 related to a fourth quarter 2012 liability and charge for the same amount. Operating profit was $342.0 million for the current nine month period, compared to $370.4 million for the first nine months of 2013. Operating profit decreased primarily from the reduced SG&A expenses in the first quarter of 2013 due to recording the $36.1 million receivable. Net income attributable to WESCO International for the nine months ended September 30, 2014 and 2013 was $201.5 million and $218.4 million, respectively.

Cash Flow
We generated $139.8 million in operating cash flow for the first nine months of 2014. Included in this amount was income from operations offset by an investment in working capital to support sales growth. Investing activities included acquisition payments of $138.8 million. Financing activities consisted of borrowings and repayments of $800.0 million and $800.5 million, respectively, related to our revolving credit facility (the "Revolving Credit Facility"), borrowings and repayments of $112.1 million and $65.7 million, respectively, related to our accounts receivable securitization facility (the “Receivables Facility”), and repayments of $19.2 million applied to the Company's term loan facility (the "Term Loan Facility"). Financing activities in 2014 also included borrowings and repayments on our various international lines of credit of approximately $49.7 million and $42.2 million, respectively. Financing activities for the first nine months of 2014 also included repayment of $29.4 million of cash that was obtained in connection with the December 14, 2012 acquisition of EECOL. Free cash flow for the first nine months of 2014 and 2013 was $123.8 million and $180.3 million, respectively.

The following table sets forth the components of free cash flow:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Amounts in millions	2014	2013	2014	2013
Free Cash Flow:
Cash flow provided by operations	$89.0	$59.9	$139.8	$179.7
Less: Capital expenditures	(4.2)	(8.7)	(16.0)	(20.5)
Add: Non-recurring pension contribution	—	21.1	—	21.1
Free cash flow	$84.8	$72.3	$123.8	$180.3

Note: Free cash flow is provided by the Company as an additional liquidity measure. Capital expenditures are deducted from operating cash flow to determine free cash flow. Free cash flow is available to provide a source of funds for any of the Company's financing needs. An additional adjustment was made to calculate free cash flow during the three and nine months ended September 30, 2013 for a non-recurring contribution to its defined benefit pension plan covering all Canadian EECOL employees. This contribution was required pursuant to the terms of the share purchase agreement by which the Company acquired EECOL in 2012. EECOL sellers facilitated this contribution by way of a direct reduction in the purchase price at the date of acquisition.

Financing Availability
As of September 30, 2014, we had $485.8 million in total available borrowing capacity under our Revolving Credit Facility, which has a maturity date in August 2016. We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions. For further discussion refer to “Liquidity and Capital Resources.”

Critical Accounting Policies and Estimates
During the nine months ended September 30, 2014, there were no significant changes to our critical accounting policies and estimates referenced in our 2013 Annual Report on Form 10-K.
Results of Operations
Third Quarter of 2014 versus Third Quarter of 2013
The following table sets forth the percentage relationship to net sales of certain items in our condensed consolidated statements of income for the periods presented:

	Three Months Ended
	September 30,
	2014	2013
Net sales	100.0%	100.0%
Cost of goods sold	79.7	79.5
Selling, general and administrative expenses	13.1	13.2
Depreciation and amortization	0.8	0.9
Income from operations	6.4	6.4
Interest expense	1.0	1.1
Loss on sale of Argentina business	—	0.1
Income before income taxes	5.4	5.2
Provision for income taxes	1.5	1.6
Net income attributable to WESCO International, Inc.	3.9%	3.6%

Net sales were $2.1 billion for the third quarter of 2014, compared to $1.9 billion for the third quarter of 2013, an increase of 7.6%. Organic sales increased 6.7%, acquisitions positively impacted sales by 1.8%, and foreign exchange negatively impacted sales by 0.9%. Sequentially, sales increased 3.6%, and organic sales increased 3.1%.

The following table sets forth normalized organic sales growth:

	Three Months Ended
	September 30,
Normalized Organic Sales:	2014	2013
Change in net sales	7.6%	16.6%
Less: Impact from acquisitions	1.8%	14.1%
Less: Impact from foreign exchange rates	(0.9)%	(0.7)%
Less: Impact from number of workdays	—%	1.6%
Normalized organic sales growth	6.7%	1.6%

Note: Organic sales growth is provided by the Company as an additional financial measure to provide a better understanding of the Company's sales growth trends. Organic sales growth is calculated by deducting the percentage impact on net sales from acquisitions, foreign exchange rates and number of workdays from the overall percentage change in consolidated net sales.

Cost of goods sold for the third quarter of 2014 and 2013 was $1.7 billion and $1.5 billion, respectively, and was 79.7% and 79.5% as a percentage of net sales in 2014 and 2013, respectively. The increase in cost of goods sold was primarily due to a change in business mix and lower supplier volume rebates compared to last year's comparable quarter.

SG&A expenses in the third quarter of 2014 totaled $271.7 million versus $255.2 million in last year's comparable quarter. As a percentage of net sales, SG&A expenses were 13.1% in the third quarter of 2014 compared to 13.2% in the third quarter of 2013.

SG&A payroll expenses for the third quarter of 2014 of $192.8 million increased by $13.3 million compared to the same quarter in 2013. The increase in SG&A payroll expenses was primarily due to increases in salaries and wages of $7.2 million and commissions and incentives of $4.0 million.

Depreciation and amortization for the third quarter of 2014 and 2013 was $17.4 million and $16.8 million, respectively.

Interest expense totaled $20.8 million for the third quarter of 2014 compared to $21.3 million in last year's comparable quarter, a decrease of 2.4%. The following table sets forth the components of interest expense:

	Three Months Ended
	September 30,
Amounts in millions	2014	2013

Amortization of convertible debt discount	$1.0	$1.0
Amortization of deferred financing fees	1.1	1.3
Interest related to uncertain tax provisions	0.2	—
Non-Cash Interest Expense	2.3	2.3
Cash Interest Expense	18.5	19.0
	$20.8	$21.3

The Company recorded a loss for the third quarter of 2013 of $2.3 million, resulting from the sale and complete divestiture of its EECOL Electric Argentina operations. EECOL Electric Argentina was acquired in 2012 as a subsidiary of EECOL.

Income tax expense totaled $31.6 million in the third quarter of 2014 compared to $30.9 million in last year's comparable quarter, and the effective tax rate was 28.1% compared to 30.9% in the same quarter in 2013. The decrease in the effective tax rate is primarily due to the 2013 tax impact of the ArcelorMittal litigation recovery.
For the third quarter of 2014, net income increased by $11.7 million to $80.8 million compared to $69.1 million in the third quarter of 2013.
Net income of less than $0.1 million was attributable to the noncontrolling interest for the third quarter of 2014, and net loss of less than $0.1 million was attributable to the noncontrolling interest for the third quarter of 2013.

Net income and diluted earnings per share attributable to WESCO International was $80.8 million and $1.52 per share, respectively, for the third quarter of 2014, compared with $69.2 million and $1.32 per share, respectively, for the third quarter of 2013.
Nine Months Ended September 30, 2014 versus Nine Months Ended September 30, 2013
The following table sets forth the percentage relationship to net sales of certain items in our condensed consolidated statements of income for the periods presented:

	Nine Months Ended
	September 30,
	2014	2013
Net sales	100.0%	100.0%
Cost of goods sold	79.5%	79.2%
Selling, general and administrative expenses	13.8%	13.3%
Depreciation and amortization	0.9%	0.9%
Income from operations	5.8%	6.6%
Interest expense	1.0%	1.2%
Income before income taxes	4.8%	5.4%
Provision for income taxes	1.3%	1.5%
Net income attributable to WESCO International, Inc.	3.5%	3.9%

Net sales in the first nine months of 2014 totaled $5.9 billion versus $5.6 billion in the comparable period for 2013, an increase of $260.9 million, or 4.6%, over the same period last year. Acquisitions positively impacted sales by 1.3%, organic sales increased 4.8%, and foreign exchange negatively impacted sales by 1.5%.

The following table sets forth normalized organic sales growth:

	Nine Months Ended
	September 30,
Normalized Organic Sales:	2014	2013
Change in net sales	4.6%	14.2%
Less: Impact from acquisitions	1.3%	14.9%
Less: Impact from foreign exchange rates	(1.5)%	(0.3)%
Less: Impact from number of workdays	—%	—%
Normalized organic sales growth	4.8%	(0.4)%

Cost of goods sold for the first nine months of 2014 was $4.7 billion versus $4.5 billion for the comparable period in 2013, and cost of goods sold as a percentage of net sales was 79.5% in 2014 and 79.2% in 2013. The increase in cost of goods sold was primarily due to lower supplier volume rebates and a change in business mix compared to the same period in 2013.

SG&A expenses in the first nine months of 2014 totaled $815.9 million versus $748.2 million in last year's comparable period. As a percentage of net sales, SG&A expenses were 13.8% in the first nine months of 2014 compared to 13.3% in the first nine months of 2013. First quarter 2013 SG&A expenses include a $36.1 million favorable impact from the recognition of insurance coverage for a litigation-related charge recorded in the fourth quarter of 2012. Excluding the impact of this favorable item, SG&A expenses were $784.3 million, or 13.9% of sales. The increase in SG&A expenses was primarily the result of the three 2014 acquisitions combined with higher employment levels and related costs.

SG&A payroll expenses for the first nine months of 2014 of $573.7 million increased by $20.4 million compared to the same period in 2013. The increase in payroll expenses was primarily due to increases in salaries and wages of $19.8 million and commissions and incentives of $2.8 million, partially offset by a decrease in benefit costs of $2.8 million. The increases in salaries and wages and commissions and incentives is primarily due to the three 2014 acquisitions.

Depreciation and amortization for the first nine months of 2014 was $51.0 million versus $50.7 million in last year's comparable period.

Interest expense totaled $61.8 million for the first nine months of 2014 versus $65.0 million in last year's comparable period, a decrease of 4.9%. The following table sets forth the components of interest expense:

	Nine Months Ended
	September 30,
Amounts in millions	2014	2013

Amortization of convertible debt	$3.0	$3.2
Amortization of deferred financing fees	3.3	3.7
Interest related to uncertain tax provisions	0.8	(0.2)
Non-Cash Interest Expense	7.1	6.7
Cash Interest Expense	54.7	58.3
	$61.8	$65.0

The Company recorded a loss for the third quarter of 2013 of $2.3 million, resulting from the sale and complete divestiture of its EECOL Electric Argentina operations. EECOL Electric Argentina was acquired in 2012 as a subsidiary of EECOL.

Income tax expense totaled $78.8 million in the first nine months of 2014 compared to $84.6 million in the first nine months of 2013, and the effective tax rate was 28.1% compared to 27.9% in the same period in 2013.

For the first nine months of 2014, net income decreased by $17.1 million to $201.5 million compared to $218.6 million in the first nine months of 2013.
Net loss attributable to the noncontrolling interest was $0.1 million for the first nine months of 2014. Net income attributable to the noncontrolling interest was $0.1 million for the first nine months of 2013.
Net income and diluted earnings per share attributable to WESCO International was $201.5 million and $3.78 per share, respectively, for the first nine months of 2014, compared with $218.4 million and $4.17 per share, respectively, for the first nine months of 2013.
Liquidity and Capital Resources
Total assets were $4.9 billion and $4.6 billion at September 30, 2014 and December 31, 2013, respectively. Total liabilities were $3.0 billion and $2.9 billion at September 30, 2014 and December 31, 2013, respectively. Stockholders’ equity increased $143.9 million to $1.9 billion at September 30, 2014, mainly due to net income for the first nine months of 2014 of $201.5 million.
Our liquidity needs generally arise from fluctuations in our working capital requirements, capital expenditures, acquisitions and debt service obligations. As of September 30, 2014, we had $485.8 million in available borrowing capacity under our Revolving Credit Facility, which combined with our invested cash of $53.1 million, provided liquidity of $538.9 million. Invested cash included in our determination of liquidity represents cash deposited in interest bearing accounts. We believe cash provided by operations and financing activities will be adequate to cover our current operational and business needs. In addition, the Company regularly reviews its mix of fixed and variable rate debt, and the Company may, from time to time, issue or retire borrowings, including through refinancings, in an effort to mitigate the impact of interest rate fluctuations and to maintain a cost-effective capital structure consistent with its anticipated capital requirements. At September 30, 2014, approximately 50% of the Company's debt portfolio was comprised of fixed rate debt.
We communicate on a regular basis with our lenders regarding our financial and working capital performance, liquidity position and financial leverage. We are in compliance with all covenants and restrictions contained in our debt agreements as of September 30, 2014. Our financial leverage ratio as of September 30, 2014 and December 31, 2013 was 3.2.
The following table sets forth the Company's financial leverage ratio as of September 30, 2014 and December 31, 2013:

Twelve months ended	September 30, 2014	December 31, 2013
Amounts in millions
Income from operations	$452.6	$481.0
ArcelorMittal litigation recovery	—	(36.1)
Depreciation and amortization	67.9	67.6
Adjusted EBITDA	$520.5	$512.5

	September 30, 2014	December 31, 2013
Current debt	$45.4	$40.1
Long-term debt	1,471.8	1,447.6
Debt discount related to convertible debentures and term loan(1)	171.5	174.7
Total debt including debt discount	1,688.7	1,662.4
Less: Cash and cash equivalents	110.4	123.7
Total debt including debt discount, net of cash	$1,578.3	$1,538.7

Financial leverage ratio based on total debt	3.2	3.2
Financial leverage ratio based on total debt, net of cash	3.0	3.0

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
At September 30, 2014, we had cash and cash equivalents totaling $110.4 million, of which $82.3 million was held by foreign subsidiaries. The cash held by some of our foreign subsidiaries could be subject to additional U.S. income taxes if repatriated. We believe that we are able to maintain a sufficient level of liquidity for our domestic operations and commitments without repatriation of the cash held by these foreign subsidiaries.
We did not note any conditions or events during the third quarter of 2014 requiring an interim evaluation of impairment of goodwill. We will perform our annual impairment testing of goodwill and indefinite-lived intangible assets during the fourth quarter of 2014. Over the next several quarters, we expect to maintain working capital productivity, and it is expected that excess cash will be directed primarily at debt reduction and acquisitions. Our near term focus will be managing our working capital as we experience sales growth and maintaining ample liquidity and credit availability. We believe our balance sheet and ability to generate ample cash flow provides us with a durable business model and should allow us to fund expansion needs and growth initiatives.
Cash Flow
Operating Activities. Cash provided by operating activities for the first nine months of 2014 totaled $139.8 million, compared with $179.7 million of cash generated for the first nine months of 2013. Cash provided by operating activities included net income of $201.5 million and adjustments to net income totaling $78.3 million. Other sources of cash in 2014 were generated from an increase in accounts payable of $106.9 million due to an increase in purchasing activity, and an increase in other current and noncurrent liabilities of $19.9 million. Primary uses of cash in 2014 included: $175.0 million for the increase in trade receivables resulting from the increase in sales in the first nine months of the year; $54.1 million for the increase in inventories; and $34.9 million for the increase in prepaid expenses and other current assets.
Cash provided by operating activities for the first nine months of 2013 totaled $179.7 million. Cash provided by operating activities included net income of $218.6 million and adjustments to net income totaling $102.2 million. Other sources of cash in 2013 were generated from an increase in accounts payable of $50.1 million due to the increase in purchasing activity. Primary uses of cash in 2013 included: $91.3 million for the increase in trade receivables, resulting from the increase in sales; $32.6 million for the increase in other receivables; $49.7 million for the decrease in other current and noncurrent liabilities, which included a $21.1 million non-recurring contribution to the Company's defined benefit plan and $24.9 million for the decrease in accrued payroll and benefit costs resulting primarily from the payment of the 2012 management incentive compensation; $11.7 million for the increase in inventory; and $5.9 million for the increase in prepaid expenses and other current assets.
Investing Activities. Net cash used by investing activities for the first nine months of 2014 was $149.4 million, compared with $11.2 million of net cash used during the first nine months of 2013. Included in the first nine months of 2014 were acquisition payments of $138.8 million. Capital expenditures were $16.0 million and $20.5 million in the first nine months of 2014 and 2013, respectively.
Financing Activities. Net cash used in financing activities for the first nine months of 2014 was $4.4 million. Net cash used in financing activities for the first nine months of 2013 was $154.5 million. During the first nine months of 2014, financing activities consisted of borrowings and repayments of $800.0 million and $800.5 million, respectively, related to our Revolving Credit Facility, borrowings and repayments of $112.1 million and $65.7 million, respectively, related to our Receivables Facility, repayments of $19.2 million applied to the Company's Term Loan Facility, and borrowings and repayments on our various international lines of credit of approximately $49.7 million and $42.2 million, respectively. Financing activities for the first nine months of 2014 also included repayment of $29.4 million of cash that was obtained in connection with the December 14, 2012 acquisition of EECOL.
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

Inflation
The rate of inflation affects different commodities, the cost of products purchased, and ultimately the pricing of our different products and product classes to our customers. Our pricing related to inflation was approximately 0.5% of our sales revenue in the nine months ended September 30, 2014. Historically, price changes from suppliers have been consistent with inflation and have not had a material impact on the results of operations.
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

Item 3.    Quantitative and Qualitative Disclosures about Market Risks

There have not been any material changes to our exposures to market risk during the quarter ended September 30, 2014 that would require an update to the disclosures provided in our 2013 Annual Report on Form 10-K.

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
Changes in Internal Control Over Financial Reporting

During the third quarter of 2014, there were no changes in our internal control over financial reporting identified in connection with management's evaluation of the effectiveness of our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In making this assessment of changes in internal control over financial reporting as of September 30, 2014, management has excluded LaPrairie, Hazmasters, and Hi-Line, three companies acquired during the first half of 2014. Management is currently assessing the control environments of these acquisitions. The total revenue of these companies included in the Company's consolidated revenue for the nine month period ended September 30, 2014 represent 1.2% of the Company's consolidated revenue.

Part II - Other Information

Item 1. Legal Proceedings

From time to time, a number of lawsuits and claims have been or may be asserted against us relating to the conduct of our business, including litigation relating to commercial and employment matters. The outcome of any litigation cannot be predicted with certainty, and some lawsuits may be determined adversely to us. However, management does not believe, based on information presently available, that the ultimate outcome of any such pending matters is likely to have a material adverse effect on our financial condition or liquidity, although the resolution in any quarter of one or more of these matters may have a material adverse effect on our results of operations for that period.

As initially reported in our 2008 Annual Report on Form 10-K, WESCO is a defendant in a lawsuit filed in a state court in Indiana in which a customer, ArcelorMittal Indiana Harbor, Inc. (“AIH”), alleges that the Company sold defective products to AIH in 2004 that were supplied to the Company by others.  The lawsuit sought monetary damages in the amount of approximately $50 million.  On February 14, 2013, the jury returned a verdict in favor of AIH and awarded damages in the amount of approximately $36.1 million, and judgment was entered on the jury's verdict.  As a result, the Company recorded a $36.1 million charge to selling, general and administrative expenses in 2012. The Company disputes this outcome and filed a post-trial motion challenging the verdict alleging various errors that occurred during trial.  The Company received letters from its insurers confirming insurance coverage of the matter and recorded a receivable in the quarter ended March 31, 2013 in an amount equal to the previously recorded liability. AIH also filed a post-trial motion asking the court to award additional amounts to AIH, including prejudgment and post-judgment interest.  The Court denied the Company's post-trial motion on June 28, 2013 and granted in part AIH's motion, awarding prejudgment interest in the amount of $3.9 million and ordering post-judgment interest to accrue on the entire judgment at 8% per annum. In the quarter ended June 30, 2013, the Company received letters from its insurers confirming insurance coverage of all prejudgment and post-judgment interest related to the matter. Final judgment was entered by the court on July 16, 2013, and the Company is appealing the judgment. As of September 30, 2014, the Company recorded a liability and a corresponding receivable in the amount of $8.7 million for all prejudgment and post-judgment interest accrued in connection with this matter. The judgment may increase or decrease based on the outcome of the appellate proceedings that cannot be predicted with certainty.

See also the information set forth in Note 7 Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements under Part 1, Item 1 of this Form 10-Q, which is incorporated by reference in response to this Item.

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

WESCO International, Inc.

November 3, 2014	By:	/s/ Kenneth S. Parks
Kenneth S. Parks
Senior Vice President and Chief Financial Officer