Form 10-K
period 2014-12-31
WESCO INTERNATIONAL INC
filed 2015-02-24
CIK 929008

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The registrant estimates that the aggregate market value of the voting shares held by non-affiliates of the registrant was approximately $3,817.0 million as of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price on the New York Stock Exchange for such stock.
As of February 20, 2015, 44,562,948 shares of Common Stock, par value $.01 per share, of the registrant were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Part III of this Form 10-K incorporates by reference portions of the registrant’s Proxy Statement for its 2015 Annual Meeting of Stockholders.

1

WESCO INTERNATIONAL, INC.
Annual Report on Form 10-K for the Fiscal Year Ended
December 31, 2014

Page
PART I
Item 1. Business	2
Item 1A. Risk Factors	9
Item 1B. Unresolved Staff Comments	14
Item 2. Properties	14
Item 3. Legal Proceedings	14
Item 4. Mine Safety Disclosures	15

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	15
Item 6. Selected Financial Data	18
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 7A. Quantitative and Qualitative Disclosures About Market Risks	34
Item 8. Financial Statements and Supplementary Data	36
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	75
Item 9A. Controls and Procedures	75
Item 9B. Other Information	76

PART III
Item 10. Directors, Executive Officers and Corporate Governance	77
Item 11. Executive Compensation	77
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	77
Item 13. Certain Relationships and Related Transactions, and Director Independence	77
Item 14. Principal Accountant Fees and Services	77

PART IV
Item 15. Exhibits and Financial Statement Schedules	78
Signatures	82
EX-10.33
EX-10.34
EX-10.35
EX-10.36
EX-21.1
EX-23.1
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
We serve over 75,000 active customers globally through approximately 485 full service branches and nine distribution centers located in the United States, Canada, and Mexico with operations in 16 additional countries. The Company employs approximately 9,400 employees worldwide. We distribute over 1,000,000 products, grouped into six categories, from more than 25,000 suppliers utilizing a highly automated, proprietary electronic procurement and inventory replenishment system.
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
Industry Overview
We operate in highly fragmented markets that include thousands of small regional and locally based, privately owned competitors. According to one industry publication, in 2013, the latest year for which market share data is available, the five largest North American electrical distributors, including WESCO, accounted for only approximately 32% of all industry sales in North America. Our global account, integrated supply and OEM programs provide customers with a regional, national, North American and global supply chain consolidation opportunities. The demand for these programs has grown in recent years, driven primarily by the desire of companies to reduce operating expenses by outsourcing operational and administrative functions associated with the procurement, management and utilization of MRO supplies and OEM components. We believe that significant opportunities exist for further expansion of these programs. The total potential in the United States for purchases of MRO and OEM supplies and services across all industrial distribution market segments and channels is estimated to be greater than $500 billion per an industry study.
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

Markets and Customers
We have a large base of over 75,000 active customers across a diverse set of end markets. Our top ten customers accounted for approximately 10% of our sales in 2014. No one customer accounted for more than 2% of our sales in 2014.
The following table outlines our sales breakdown by end market:

Year Ended December 31,	2014	2013	2012
(percentages based on total sales)
Industrial	42%	43%	44%
Construction	31%	32%	32%
Utility	14%	13%	12%
Commercial, Institutional and Governmental	13%	12%	12%
Industrial. Sales to industrial customers of MRO, OEM, and construction products and services accounted for approximately 42% of our sales in 2014, compared to 43% in 2013. Industrial sales product categories include a broad range of electrical equipment and supplies as well as lubricants, pipe, valves, fittings, fasteners, cutting tools, power transmission, and safety products. In addition, OEM customers require a reliable supply of assemblies and components to incorporate into their own products as well as value-added services such as supplier consolidation, design and technical support, just-in-time supply and electronic commerce, and supply chain management.
Construction. Sales of electrical and communications products to contractors accounted for approximately 31% of our sales in 2014, compared to 32% in 2013. Customers include a wide array of contractors and engineering, procurement and construction firms for industrial, infrastructure, commercial and data and broadband communications projects. Specific applications include projects for refineries, railways, hospitals, wastewater treatment facilities, data centers, security installations, offices, and modular and mobile homes. In addition to a wide array of electrical products, we offer contractors communications products for projects related to IT/network modernization, physical security upgrades, broadband deployments, network security, and disaster recovery.
Utility. Sales to utilities and utility contractors accounted for approximately 14% of our sales in 2014, compared to 13% in 2013. Customers include large investor-owned utilities, rural electric cooperatives, municipal power authorities and contractors that serve these customers. We provide our utility customers with products and services to support the construction and maintenance of their generation, transmission and distribution systems along with an extensive range of products that meet their power plant MRO and capital projects needs. Materials management and procurement outsourcing arrangements are also important in this market, as cost pressures and deregulation have caused utility customers to seek improvements in the efficiency and effectiveness of their supply chains.
Commercial, Institutional and Governmental. Sales to CIG customers accounted for approximately 13% of our sales in 2014, compared to 12% in 2013. Customers include schools, hospitals, property management firms, retailers and federal, state and local government agencies of all types, including federal contractors.
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
We have identified certain growth engines that we believe provide substantial opportunities for above market growth, and have developed strategies to address each of these areas of opportunity. These growth engines are a combination of business models, selected end markets and product categories, as discussed below.
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
Extend Our Position in Integrated Supply Programs. Our integrated supply programs are focused on customers in the industrial, utility, construction and CIG markets. We combine our personnel, product and distribution expertise, electronic commerce technologies, and service capabilities with the customer's own internal resources to meet particular service requirements. Each integrated supply program is configured to reduce the number of suppliers, total procurement costs, and administrative expenses as well as improve operating controls. Our integrated supply programs focus on supply chain optimization and replace the traditional multi-vendor, resource-intensive procurement process with a single, outsourced, automated process. Our services range from timely product delivery to an outsourced procurement function. We believe that large customers will increasingly seek to utilize such services to consolidate and manage their MRO and OEM supply chains. We are expanding our position in North America as an integrated supply service provider by building upon established relationships within our large customer base and premier supplier network, and extending our services to additional customers and locations around the world.
Expand Our Relationships with Construction Contractors. Our construction sales are focused on contractors, particularly those involved with healthcare, government facilities, enterprise data communications, telecommunication and energy and government infrastructure-related projects. We are involved in greenfield and retrofit projects, and we believe that significant cross selling opportunities exist for electrical and communications products and we intend to use our global account and integrated supply programs, LEAN initiatives and project management expertise to capitalize on construction business opportunities.
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
Investing in Industrial MRO and Safety. Our sales of industrial maintenance, repair, and operating supply (MRO) materials include a broad range of electrical and non-electrical products used in the ongoing maintenance and repair of equipment used in production processes. These products are also used for facility upkeep in manufacturing, commercial, institutional, and other operations. In addition, through two acquisitions, we have expanded our safety products, personal protection safety equipment, first aid supplies, and OSHA compliance categories to complement the industrial MRO product lines.
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
Pursue Strategic Acquisitions. In 2014, we acquired three businesses: LaPrairie, Inc. ("LaPrairie"), Hazmasters, Inc. ("Hazmasters"), and Hi-Line Utility Supply ("Hi-Line"). We believe that the highly fragmented nature of the electrical and industrial distribution industry will continue to provide acquisition opportunities. We expect that any future acquisitions will be financed with internally generated funds, additional debt and/or the issuance of equity securities.

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

•	Power Distribution Equipment. Circuit breakers, transformers, switchboards, panel boards, metering products and busway products;

•	Lighting and Controls. Lamps, fixtures, ballasts and lighting control products; and

•	Control, Automation and Motors. Motor control devices, drives, surge and power protection, relays, timers, pushbuttons, operator interfaces, switches, sensors, and interconnects.
The following table sets forth sales information about our sales by product category:

Year Ended December 31,	2014	2013	2012
(percentages based on total sales)
General and Industrial Supplies	40%	40%	36%
Wire, Cable and Conduit	16%	16%	17%
Data and Broadband Communications	14%	14%	15%
Power Distribution Equipment	11%	11%	13%
Lighting and Controls	10%	10%	9%
Control, Automation and Motors	9%	9%	10%

We purchase products from a diverse group of more than 25,000 suppliers. In 2014, our ten largest suppliers accounted for approximately 32% of our purchases. Our largest supplier in 2014 was Eaton Corporation, accounting for approximately 12% of our purchases. No other supplier accounted for more than 5% of our total purchases.
Our supplier relationships are important to us, providing access to a wide range of products, technical training, and sales and marketing support. We have approximately 300 preferred supplier arrangements with more than 100 firms and purchase nearly 60% of our products pursuant to these arrangements. Consistent with industry practice, most of our agreements with suppliers, including both distribution agreements and preferred supplier agreements, are terminable by either party on 60 days notice or less.

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
Extensive Distribution Network. We operate approximately 485 geographically dispersed branch locations and nine distribution centers (five in the United States and four in Canada). Our distribution centers add value for our customers, suppliers, and branches through the combination of a broad and deep selection of inventory, online ordering, next-day shipment and central order handling and fulfillment. Our distribution center network reduces the lead-time and cost of supply chain activities through automated replenishment and warehouse management systems and economies of scale in purchasing, inventory management, administration and transportation. This extensive network, which would be difficult and expensive to duplicate, provides us with a distinct competitive advantage and allows us to:

•	Enhance localized customer service, technical support and sales coverage;

•	Tailor individual branch products and services to local customer needs; and

•	Offer multi-site distribution capabilities to large customers and global accounts.
Low Cost Operator. Our competitiveness has been enhanced by our consistent favorable operating cost position, which is based on use of LEAN, strategically-located distribution centers, and purchasing economies of scale. As a result of these factors and others, our operating cost as a percentage of sales is one of the lowest in our industry. Our selling, general and administrative expenses as a percentage of revenues for 2014 were 13.6%.

Geography
Our network of branches and distribution centers are located primarily in North America. We attribute revenues from external customers to individual countries on the basis of the point of sale. The following table sets forth information about us by geographic area:

	Net Sales Year Ended December 31,						Long-Lived Assets December 31,
	2014		2013		2012		2014	2013	2012
(In thousands)
United States	$5,618,240	71%	$5,275,275	70%	$5,215,849	79%	$127,670	$137,904	$144,947
Canada	1,899,173	24%	1,882,313	25%	1,084,109	17%	80,080	93,642	100,366
Mexico	95,585	1%	90,152	1%	92,370	1%	442	615	532
Subtotal North American Operations	7,612,998		7,247,740		6,392,328		208,192	232,161	245,845
Other International	276,628	4%	265,602	4%	186,973	3%	8,213	11,115	6,047
Total	$7,889,626		$7,513,342		$6,579,301		$216,405	$243,276	$251,892
United States. To serve our customers in the United States, we operate a network of approximately 320 branches supported by five distribution centers located in Pennsylvania, Nevada, Mississippi, Wisconsin, and Arkansas. Sales in the United States represented approximately 71% of our total sales in 2014. According to the Electrical Wholesaling Magazine, the U.S. electrical wholesale distribution industry had estimated sales of approximately $100 billion in 2014.
Canada. To serve our Canadian customers, we operate a network of approximately 120 branches in nine provinces. Branch operations are supported by four distribution centers located in Edmonton, Montreal, Toronto, and Vancouver. Sales in Canada represented approximately 24% of our total sales in 2014. Total annual electrical industry sales in Canada are approximately $7.5 billion through December 31, 2014 according to a recent publication.
Mexico. We have 10 branch locations in Mexico. Our headquarters in Tlalnepantla Estado de Mexico operates similar to a distribution center to enhance the service capabilities of the local branches. Sales in Mexico represented approximately 1% of our total sales in 2014.
Other International. We sell to global customers through export sales offices located in Miami, Houston, Pittsburgh, Montreal, and Calgary within North America and sales offices and branch operations in various international locations. Sales from other international locations represented approximately 4% of our total sales in 2014. Our branches in Aberdeen, Scotland, Dublin, Ireland and Manchester, England support sales efforts in Europe and the Middle East. We have a branch in Singapore to support our sales to Asia, a branch in Perth to serve customers in Australia, and a branch near Shanghai to serve customers in China along with operations in ten additional countries. Many of our international locations have been established to serve our growing list of customers with global operations.
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

Seasonality
Our operating results are not significantly affected by seasonal factors. Sales during the first quarter are affected by a reduced level of activity. Sales during the second, third and fourth quarters are generally 4 - 6% higher than the first quarter. Sales typically increase beginning in March, with slight fluctuations per month through October. During periods of economic expansion or contraction our sales by quarter have varied significantly from this seasonal pattern.
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
Executive Officers
Our executive officers and their respective ages and positions as of February 24, 2015, are set forth below.

Name	Age	Position
John J. Engel	53	Chairman, President and Chief Executive Officer
Daniel A. Brailer	57	Vice President, Investor Relations and Corporate Affairs
Allan A. Duganier	59	Director, Internal Audit
Timothy A. Hibbard	58	Vice President and Corporate Controller
Diane E. Lazzaris	48	Senior Vice President and General Counsel
Kenneth S. Parks	51	Senior Vice President and Chief Financial Officer
Stephen A. Van Oss	60	Senior Vice President and Chief Operating Officer
Kimberly G. Windrow	57	Senior Vice President and Chief Human Resource Officer

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
Allan A. Duganier has served as our Director of Internal Audit since 2006. From 2001 to 2006, Mr. Duganier served as our Corporate Operations Controller and, from 2000 to 2001, as a Group Controller. Mr. Duganier served as the controller for Rockwell Automation's global Drive Systems business unit from 1995 to 2000.
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
Diane E. Lazzaris has served as our Senior Vice President and General Counsel since January 2014, and from February 2010 to December 2013 she served as our Vice President, Legal Affairs. From 2008 to 2010, Ms. Lazzaris served as Senior Vice President - Legal, General Counsel and Corporate Secretary of Dick’s Sporting Goods, Inc. From 1994 to 2008, she held various corporate counsel positions at Alcoa Inc., most recently as Group Counsel to a group of global businesses.
Kenneth S. Parks has served as our Senior Vice President and Chief Financial Officer since January 2014, and from June 2012 to December 2013 he served as our Vice President and Chief Financial Officer. From April 2008 to February 2012, he served as Vice President of Finance of United Technologies Corporation for their global Fire and Security business. From 2005 to 2008, he served as Director of Investor Relations of United Technologies Corporation. He began his career in public accounting with Coopers & Lybrand.
Stephen A. Van Oss has served as Senior Vice President and Chief Operating Officer since 2009. From February 2012 to June 2012, he also served as the Company's Chief Financial Officer on an interim basis. Previously, Mr. Van Oss served as our Senior Vice President and Chief Financial and Administrative Officer from 2004 to 2009. From 2000 to 2004, he served as our Vice President and Chief Financial Officer. From 1997 to 2000, Mr. Van Oss served as our Director, Information Technology and, in 1997, as our Director, Acquisition Management. From 1995 to 1996, Mr. Van Oss served as Chief Operating Officer and Chief Financial Officer of Paper Back Recycling of America, Inc. Mr. Van Oss serves as a director of Cooper-Standard Holdings Inc. and as the chairman of its audit committee. He also serves as a trustee of Robert Morris University and is chairman of its finance committee and is a member of its government committee.
Kimberly G. Windrow has served as our Senior Vice President and Chief Human Resources Officer since January 2014, and from August 2010 to December 2013 she served as our Vice President, Human Resources. From 2004 until July 2010, Ms. Windrow served as Senior Vice President of Human Resources for The McGraw Hill Companies in the education segment. From 2001 until 2004, she served as Senior Vice President of Human Resources for The MONY Group, and from 1988 until 2000, she served in various Human Resource positions at Willis, Inc.

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

Because we rely heavily on information technology both in serving our customers and in our enterprise infrastructure in order to achieve our objectives, we may be vulnerable to damage or intrusion from a variety of cyber-attacks including computer viruses, worms or other malicious software programs that access our systems. Despite the precautions we take to mitigate the risks of such events, an attack on our enterprise information technology system could result in theft or disclosure of our proprietary or confidential information or a breach of confidential customer, supplier or employee information. Such events could have an adverse impact on revenue, harm our reputation, and cause us to incur legal liability and costs, which could be significant, to address and remediate such events and related security concerns.

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

Most of our agreements with suppliers are terminable by either party on 60 days' notice or less. Our ten largest suppliers in 2014 accounted for approximately 32% of our purchases for the period. Our largest supplier in 2014 was Eaton Corporation, accounting for approximately 12% of our purchases. The loss of, or a substantial decrease in the availability of, products from any of these suppliers, a supplier's change in sales strategy to rely less on distribution channels, the loss of key preferred supplier agreements, or disruptions in a key supplier's operations could have a material adverse effect on our business. Supply interruptions could arise from shortages of raw materials, effects of economic or financial market conditions on a supplier's operations, labor disputes or weather conditions affecting products or shipments, transportation disruptions, information system disruptions or other reasons beyond our control. In addition, certain of our products, such as wire and conduit, are commodity-price-based products and may be subject to significant price fluctuations which are beyond our control. Furthermore, we cannot be certain that particular products or product lines will be available to us, or available in quantities sufficient to meet customer demand. Such limited product access could cause us to be at a competitive disadvantage. The profitability of our business is also dependent upon the efficiency of our supply chain. An inefficient or ineffective supply chain strategy or operations could increase operational costs, reduce profit margins and adversely affect our business.

We are subject to costs and risks associated with laws and regulations affecting our business, as well as litigation for product liability or other matters affecting our business.

The complex legal and regulatory environment exposes us to compliance costs and risks, as well as litigation and other legal proceedings, that could materially affect our operations and financial results. These laws and regulations may change, sometimes significantly, as a result of political or economic events. They include tax laws and regulations, import and export laws and regulations, labor and employment laws and regulations, product safety, occupational safety and health laws and regulations, securities and exchange laws and regulations (and other laws applicable to publicly-traded companies such as the Foreign Corrupt Practices Act), and environmental laws and regulations. Furthermore, as a government contractor selling to federal, state and local government entities, we are also subject to a wide variety of additional laws and regulations. Proposed laws and regulations in these and other areas, such as healthcare, employment, or legal matters could affect the cost of our business operations. From time to time we are involved in legal proceedings, audits or investigations which may relate to, for example, product liability, labor and employment (including wage and hour), tax, escheat, import and export compliance, government contracts, worker health and safety, general commercial and securities matters. While we believe that the outcome of any pending matter is unlikely to have a material adverse effect on our financial condition or liquidity, additional legal proceedings may arise in the future and the outcome of any legal proceedings and other contingencies could require us to take actions which could adversely affect our operations or could require us to pay substantial amounts of money.

Changes in tax laws or challenges to the Company's tax positions by taxing authorities could adversely impact the Company's results of operations and financial condition.

We are subject to taxes in jurisdictions in which we do business, including but not limited to taxes imposed on our income, receipts, stockholders' equity, property, sales, purchases and payroll. As a result, the tax expense we incur can be adversely affected by changes in tax law. We frequently cannot anticipate these changes in tax law, which can cause an unexpected volatility in our results from operations. While not limited to the United States and Canada, changes in the tax law at the federal and state/provincial levels in the United States and Canada can have a materially adverse effect on our results from operations. Additionally, the tax laws to which the Company is subject are inherently complex and ambiguous. Therefore, we must interpret the applicable laws and make subjective judgments about the expected outcome upon challenge by the applicable taxing authorities. As a result, the impact on our results from operations of the application of enacted tax laws to our facts and circumstances is frequently uncertain. If a tax authority successfully challenges our interpretation and application of the tax law to our facts and circumstances, there can be no assurance that we can accurately predict the outcome and the taxes ultimately owed upon effective settlement may differ from the tax expense recognized in our consolidated statements of comprehensive income and accrued in our consolidated balance sheets.

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
While there are risks associated with acquisitions generally, including integration risks, there are additional risks more specifically associated with owning and operating businesses internationally, including those arising from import and export controls, foreign currency exchange rate changes, material developments in political, regulatory or economic conditions impacting those operations and various environmental and climatic conditions in particular areas of the world. In December 2012, we completed our largest acquisition to date when we acquired EECOL Electric Corporation, with operations in Canada and South America. Following this acquisition, a greater percentage of our revenues and expenses arise from international sources that may be subject to these risks from time to time.

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

As of December 31, 2014, we had $1,585.9 million of consolidated indebtedness (excluding debt discount), including $252.3 million in aggregate principal amount of term loans due 2019 (the “Term Loans”), $500.0 million in aggregate principal amount of 5.375% Senior Notes due 2021 (the “2021 Notes”) and $344.9 million in aggregate principal amount of 6.0% Convertible Senior Debentures due 2029 (the “2029 Debentures”). Our consolidated indebtedness also includes our revolving credit facility (the "Revolving Credit Facility"), which has an aggregate borrowing capacity of $600.0 million, and our accounts receivable securitization facility (the “Receivables Facility”), through which we sell up to $500.0 million of our accounts receivable to third-party financial institutions. We and our subsidiaries may undertake additional borrowings in the future, subject to certain limitations contained in the instruments governing our indebtedness.

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

Over the next three years, we will be required to repay approximately $491.9 million of our currently outstanding indebtedness, of which $8.0 million is related to our Revolving Credit Facility, $430.0 million is related to our Receivables Facility, $46.8 million is related to our international lines of credit, $3.9 million is related to our Term Loans, and $3.2 million is related to our capital leases.

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

Fluctuations in foreign currency have an effect on reported results from operations.

The results of our foreign operations are reported in the local currency and then translated into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements. The exchange rates between some of these currencies and the U.S. dollar have fluctuated significantly in recent years, and may continue to do so in the future. In addition, because our financial statements are stated in U.S. dollars, such fluctuations may affect our results of operations and financial position, and may affect the comparability of our results between financial periods.

Goodwill and indefinite life intangible assets recorded as a result of our acquisitions could become impaired.

As of December 31, 2014, our combined goodwill and indefinite life intangible assets amounted to $1,840.0 million. To the extent we do not generate sufficient cash flows to recover the net amount of any investments in goodwill and other indefinite life intangible assets recorded, the investment could be considered impaired and subject to write-off. We expect to record further goodwill and other indefinite life intangible assets as a result of future acquisitions we may complete. Future amortization of such assets or impairments, if any, of goodwill or indefinite life intangible assets would adversely affect our results of operations in any given period.

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

To the extent options to purchase common stock under our stock-based employee compensation plans are exercised, holders of our common stock will incur dilution. Additionally, our 2029 Debentures include contingent conversion price provisions and options for settlement in shares. Based on our current stock price, the 2029 Debentures may be converted into common stock which would increase dilution to our stockholders.

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
We have approximately 485 branches, of which approximately 320 are located in the United States, approximately 120 are located in Canada and the remainder are in other locations including Chile, Mexico, the United Kingdom, Singapore, China, and Australia. Approximately 20% of our branches are owned facilities, and the remainder are leased.
The following table summarizes our distribution centers:

	Square Feet	Leased/Owned
Location
Warrendale, PA	194,000	Owned
Sparks, NV	197,000	Leased
Byhalia, MS	148,000	Owned
Little Rock, AR	100,000	Leased
Madison, WI	136,000	Leased
Montreal, QC	126,000	Leased
Burnaby, BC	65,000	Leased
Edmonton, AB	101,000	Leased
Mississauga, ON	246,000	Leased
We also lease our 84,000 square-foot headquarters in Pittsburgh, Pennsylvania. We do not regard the real property associated with any single branch location as material to our operations. We believe our facilities are in good operating condition and are adequate for their respective uses.

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
As initially reported in our 2008 Annual Report on Form 10-K, WESCO is a defendant in a lawsuit filed in a state court in Indiana in which a customer, ArcelorMittal Indiana Harbor, Inc. (“AIH”), alleges that the Company sold defective products to AIH in 2004 that were supplied to the Company by others. The lawsuit sought monetary damages in the amount of approximately $50 million. On February 14, 2013, the jury returned a verdict in favor of AIH and awarded damages in the amount of approximately $36.1 million, and judgment was entered on the jury's verdict. As a result, the Company recorded a $36.1 million charge to selling, general and administrative expenses in 2012. The Company disputes this outcome and filed a post-trial motion challenging the verdict alleging various errors that occurred during trial. The Company received letters from its insurers confirming insurance coverage of the matter and recorded a receivable in the quarter ended March 31, 2013 in an amount equal to the previously recorded liability. AIH also filed a post-trial motion asking the court to award additional amounts to AIH, including prejudgment and post-judgment interest. The Court denied the Company's post-trial motion on June 28, 2013 and granted in part AIH's motion, awarding prejudgment interest in the amount of $3.9 million and ordering post-judgment interest to accrue on the entire judgment at 8% per annum. In the quarter ended June 30, 2013, the Company received letters from its insurers confirming insurance coverage of all prejudgment and post-judgment interest related to the matter. Final judgment was entered by the court on July 16, 2013, and the Company is appealing the judgment. On November 10, 2014, the Indiana Court of Appeals reversed the prejudgment interest award, but otherwise affirmed the underlying judgment. A petition for further review of the case has been filed with the Indiana Supreme Court, which has discretion to decide whether it will consider the case or not. As of December 31, 2014, a liability and a corresponding receivable in the amount of $9.5 million has been recorded by the Company in the Consolidated Balance Sheets within other current liabilities and other accounts receivable, respectively, for the prejudgment interest of $3.9 million and the post-judgment interest of $5.6 million that has accrued in connection with this matter. The judgment may increase or decrease based on the outcome of the appellate proceedings that cannot be predicted with certainty.
Information relating to legal proceedings is included in Note 13, Commitments and Contingencies of the Notes to Consolidated Financial Statements and is incorporated herein by reference.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market, Stockholder and Dividend Information. Our common stock is listed on the New York Stock Exchange under the symbol “WCC.” As of February 20, 2015, there were 44,562,948 shares of common stock outstanding held by approximately 21 holders of record. We have not paid dividends on the common stock and do not currently plan to pay dividends. We do, however, evaluate the possibility from time to time. It is currently expected that earnings will be reinvested to support business growth, debt reduction, acquisitions and share repurchases. In addition, our Revolving Credit Facility and Term Loan Agreement restrict our ability to pay dividends. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
The following table sets forth the high and low sales prices per share of our common stock, as reported on the New York Stock Exchange, for the periods indicated.

	Sales Prices
Quarter	High	Low
2013
First	$77.97	$66.63
Second	79.20	64.26
Third	80.30	65.23
Fourth	91.62	73.66
2014
First	$94.75	$78.52
Second	93.07	83.48
Third	88.31	78.17
Fourth	86.92	68.97
Issuer Purchases of Equity Securities. On December 17, 2014, WESCO announced that its Board of Directors approved, on December 11, 2014, the repurchase of up to $300 million of the Company's common stock through December 31, 2017. As of December 31, 2014, no shares had been purchased under this repurchase authorization.

Company Performance. The following stock price performance graph illustrates the cumulative total return on an investment in WESCO International, Inc., a 2014 Performance Peer Group, and the Russell 2000 Index. The graph covers the period from December 31, 2009 to December 31, 2014, and assumes that the value for each investment was $100 on December 31, 2009, and that all dividends were reinvested.

WESCO International, Inc. - Cumulative Total Shareholder Return

Cumulative Investment Value
(Index $100)
$400
$350
$300
$250
$200
$150
$100
$50
$0

	2009	2010	2011	2012	2013	2014
WESCO Intl Inc.	$100.00	$195.48	$196.26	$249.65	$337.17	$282.15
Performance Peer Group	$100.00	$137.39	$146.09	$171.05	$230.88	$237.99
Russell 2000	$100.00	$126.85	$121.55	$141.42	$196.32	$205.92

2014 Performance Peer Group:
Airgas, Inc.	Eaton Corporation Plc	MSC Industrial Direct Co., Inc.
Anixter International, Inc.	Emerson Electric Company	Pool Corporation
Applied Industrial Technologies, Inc.	Fastenal Company	Rockwell Automation, Inc.
Arrow Electronics, Inc.	Genuine Parts Company	Tech Data Corporation
Avnet, Inc.	Houston Wire & Cable Company	United Stationers, Inc.
Beacon Roofing Supply, Inc.	Hubbell, Inc.	W.W. Grainger, Inc.
Danaher Corporation	Ingram Micro, Inc.	Watsco Inc

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

Year Ended December 31,	2014	2013	2012	2011	2010
(Dollars in millions, except per share data)
Income Statement Data:
Net sales	$7,889.6	$7,513.3	$6,579.3	$6,125.7	$5,063.9
Cost of goods sold	6,278.6	5,967.9	5,247.8	4,889.2	4,065.4
Selling, general and administrative expenses	1,076.8	996.8	961.0	872.0	763.7
Depreciation and amortization	68.0	67.6	37.6	31.6	23.9
Income from operations	466.2	481.0	332.9	332.9	210.9
Interest expense, net	82.1	85.6	47.8	53.6	57.6
Loss on debt extinguishment / (gain) on debt exchange(1)	—	13.2	3.5	—	—
Other loss (income)(2)	—	2.3	—	—	(4.3)
Income before income taxes	384.1	379.9	281.6	279.3	157.6
Provision for income taxes	108.7	103.4	79.9	83.1	42.2
Net income	275.4	276.5	201.7	196.2	115.4
Net (income) loss attributable to noncontrolling interest(3)	0.5	(0.1)	0.1	0.1	—
Net income attributable to WESCO International, Inc.	$275.9	$276.4	$201.8	$196.3	$115.4
Earnings per common share attributable to WESCO International, Inc.
Basic	$6.21	$6.26	$4.62	$4.54	$2.72
Diluted	$5.18	$5.25	$3.95	$3.96	$2.50
Weighted average common shares outstanding
Basic	44.4	44.1	43.7	43.2	42.5
Diluted	53.3	52.7	51.1	49.6	46.1
Other Financial Data:
Capital expenditures	$20.5	$27.8	$23.1	$33.3	$15.1
Net cash provided by operating activities	251.2	315.1	288.2	167.5	127.3
Net cash (used) provided by investing activities	(144.2)	(18.2)	(1,311.0)	(81.3)	(220.5)
Net cash (used) provided by financing activities	(95.5)	(257.5)	1,044.0	(70.9)	30.6
Balance Sheet Data:
Total assets	$4,754.4	$4,648.9	$4,629.6	$3,078.5	$2,826.8
Total debt (including current and short-term debt)(4)	1,415.6	1,487.7	1,735.2	649.3	729.9
Stockholders’ equity(5)	1,928.2	1,764.8	1,553.7	1,345.9	1,148.6

(1)
Represents the loss recognized in 2013 related to the repayment of $500 million of the Company's Term Loans, and the loss recognized in 2012 due to the redemption of all the outstanding 7.50% 2017 Senior Subordinated Notes due 2017 (the "2017 Notes").

(2)	Represents the loss on the sale of the Company's Argentina business in 2013 and income from the LADD joint venture in 2010.

(3)	Represents the portion of net (income) loss attributable to consolidated entities not owned by the Company.

(4)
Includes the discount related to the 2029 Debentures, the 2.625% Convertible Senior Debentures due 2025 (the "2025 Debentures"), the 1.75% Convertible Senior Debentures due 2026 (the "2026 Debentures" and together with the 2029 Debentures, the 2025 Debentures and the 2026 Debentures, the "Debentures"), and the Term Loan facility. See Note 7 of the Notes to Consolidated Financial Statements.

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
Company Overview
In 2014, we strengthened our organization, operations and talent base, re-established organic sales growth in our core business, integrated three accretive acquisitions into our operations, and increased profitability. Sales increased $376.3 million, or 5.0%, over the prior year. Organic sales increased 5.6%, acquisitions positively impacted consolidated sales by 1.4%, and foreign currency exchange and number of workdays negatively impacted sales by 1.6% and 0.4%, respectively. Cost of goods sold as a percentage of net sales was 79.6% and 79.4% in 2014 and 2013, respectively. Operating income of $466.2 million increased over the prior year's adjusted results primarily due to growth in our core business and the integration of the acquired operations of LaPrairie, Hazmasters and Hi-Line. Net income attributable to WESCO International, Inc. increased approximately 9% over the prior year's adjusted results to $275.9 million. Diluted earnings per share attributable to WESCO International, Inc. were $5.18 in 2014, compared with adjusted diluted earnings per share of $4.82 in 2013.
Our end markets consist of industrial firms, electrical and data communications contractors, utilities, and commercial organizations, institutions and governmental entities. Our transaction types to these markets can be categorized as stock, direct ship and special order. Stock orders are filled directly from existing inventory and represented approximately 50% of total sales for 2014 and 2013, respectively. Approximately 39% of our total sales were direct ship sales for both 2014 and 2013. Direct ship sales are typically custom-built products, large orders or products that are too bulky to be easily handled and, as a result, are shipped directly to the customer from the supplier. Special orders are for products that are not ordinarily stocked in inventory and are ordered based on a customer’s specific request. Special orders represent the remaining 11% of total sales for 2014 and 2013, respectively.
We have historically financed our working capital requirements, capital expenditures, acquisitions, share repurchases and new branch openings through internally generated cash flow, debt issuances, borrowings under our credit facilities and funding through our Receivables Facility.
Cash Flow
We generated $251.2 million in operating cash flow during 2014. Cash provided by operating activities included net income of $275.4 million and adjustments to net income totaling $83.9 million. Cash used in investing activities consisted primarily of aggregate payments of $133.8 million for the acquisitions of LaPrairie, Hazmasters, and Hi-Line, purchases of capital assets totaling $20.5 million, partially offset by proceeds of $15.0 million from the sale of assets. Financing activities during 2014 consisted of borrowings and repayments of $1,046.5 million and $1,059.7 million, respectively, related to our Revolving Credit Facility, borrowings and repayments of $122.1 million and $145.7 million, respectively, related to our Receivables Facility, and repayments of $38.8 million related to our Term Loan Facility. Financing activities in 2014 also included borrowings and repayments on our various international lines of credit of $71.3 million and $57.8 million, respectively.
Free cash flow for the years ended December 31, 2014 and 2013 was $230.7 million and $308.4 million, respectively.

The following table sets forth the components of free cash flow:

	Twelve Months Ended
	December 31,
Free Cash Flow:	2014	2013
(In millions)
Cash flow provided by operations	$251.2	$315.1
Less: Capital expenditures	(20.5)	(27.8)
Add: Non-recurring pension contribution	—	21.1
Free cash flow	$230.7	$308.4

Note: The table above reconciles cash flow provided by operations to free cash flow. Free cash flow is a non-GAAP financial measure provided by the Company as an additional indicator of liquidity. Capital expenditures are deducted from operating cash flow to determine free cash flow. Free cash flow is available to provide a source of funds for any of the Company's financing needs. During the quarter ended September 30, 2013, a non-recurring contribution was made to fund the Canadian EECOL pension plan. This contribution was required pursuant to the terms of the share purchase agreement by which the Company acquired EECOL in 2012. EECOL sellers fully funded this contribution by way of a direct reduction in the purchase price at the date of acquisition. GAAP requires the contribution to be shown as a reduction of operating cash flow, however, it is added back to accurately reflect free cash flow.
Financing Availability
As of December 31, 2014, the Company had $637.7 million in total liquidity. Available borrowing capacity under our Revolving Credit Facility, which matures in August 2016, was comprised of $290.1 million of availability under the U.S. sub-facility and $268.1 million of availability under the Canadian sub-facility, with a maximum combined limit of $497.5 million. Available borrowing capacity under our Receivables Facility was $70.0 million. The remaining liquidity was provided by invested cash of $70.2 million. At any time on or after September 15, 2016, the Company may redeem all or a part of the 2029 Debentures plus accrued and unpaid interest. For further discussion related to the Debentures, refer to Note 7 of our Notes to the Consolidated Financial Statements. We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions. For further discussion, refer to “Liquidity and Capital Resources.”
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to supplier programs, bad debts, inventories, insurance costs, goodwill, income taxes, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. If actual market conditions are less favorable than those projected by management, additional adjustments to reserve items may be required. We believe the following critical accounting policies affect our judgments and estimates used in the preparation of our consolidated financial statements.
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
Supplier Volume Rebates
We receive rebates from certain suppliers based on contractual arrangements with them. Since there is a lag between actual purchases and the rebates received from the suppliers, we must estimate and accrue the approximate amount of rebates available at a specific date. We record the amounts as other accounts receivable in the Consolidated Balance Sheets. The corresponding rebate income is recorded as a reduction of cost of goods sold. The appropriate level of such income is derived from the level of actual purchases made by us from suppliers. Supplier volume rebate rates have historically ranged between approximately 0.8% and 1.4% of sales depending on market conditions. In 2014, the rebate rate was 1.4%.
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
A possible indicator of goodwill impairment is the relationship of a company’s market capitalization to its book value. As of December 31, 2014, our market capitalization exceeded our book value and there were no indications of impairment with any of the Company's reporting units.
Intangible Assets
We account for certain economic benefits purchased as a result of our acquisitions, including customer relations, distribution agreements, technology and trademarks, as intangible assets. Most trademarks have an indefinite life. We amortize all other intangible assets over a useful life determined by the expected cash flows produced by such intangibles and their respective tax benefits. Useful lives vary between 2 and 20 years, depending on the specific intangible asset.
Insurance Programs
We use commercial insurance for auto, workers’ compensation, casualty and health claims as a risk sharing strategy to reduce our exposure to catastrophic losses. Our strategy involves large deductible policies where we must pay all costs up to the deductible amount. We estimate our reserve based on historical incident rates and costs.
Income Taxes
We account for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities result from (i) temporary differences in the recognition of income and expense for financial and income tax reporting requirements, and (ii) differences between the recorded value of assets acquired in business combinations accounted for as purchases for financial reporting purposes and their corresponding tax bases. Deferred income tax assets are reduced by a valuation allowance if it is more-likely-than-not that some portion of the deferred income tax asset will not be realized. We evaluate all available evidence, both positive and negative, in determining whether a valuation allowance is needed.
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
No provision is made for possible U.S. taxes on undistributed earnings of foreign subsidiaries that are considered to be reinvested indefinitely.
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
Results of Operations
The following table sets forth the percentage relationship to net sales of certain items in our Consolidated Statements of Comprehensive Income for the periods presented.

Year Ended December 31,	2014	2013	2012
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	79.6	79.4	79.8
Selling, general and administrative expenses	13.6	13.3	14.6
Depreciation and amortization	0.9	0.9	0.5
Income from operations	5.9	6.4	5.1
Interest expense	1.0	1.1	0.7
Loss on debt extinguishment	—	0.2	0.1
Income before income taxes	4.9	5.1	4.3
Provision for income taxes	1.4	1.4	1.2
Net income attributable to WESCO International, Inc.	3.5%	3.7%	3.1%
2014 Compared to 2013
Net Sales. Sales in 2014 increased 5.0% to $7,889.6 million, compared with $7,513.3 million in 2013. The increase in sales included positive impacts from organic growth and acquisitions of 5.6% and 1.4%, respectively, partially offset by the negative effects of foreign exchange rates and number of workdays of 1.6% and 0.4%, respectively. Additionally, management estimates a price impact on net sales of approximately 0.5%.
The following table sets forth normalized organic sales growth:

	Twelve Months Ended
	December 31,
Normalized Organic Sales:	2014	2013
Change in net sales	5.0%	14.2%
Less: Impact from acquisitions	1.4%	14.6%
Less: Impact from foreign exchange rates	(1.6)%	(0.4)%
Less: Impact from number of workdays	(0.4)%	—%
Normalized organic sales growth	5.6%	—%
Note: Normalized organic sales growth is a non-GAAP financial measure provided by the Company to provide a better understanding of the Company's sales growth trends. Normalized organic sales growth is calculated by deducting the percentage impact on net sales from acquisitions, foreign exchange rates and number of workdays from the overall percentage change in consolidated net sales.
Cost of Goods Sold. Cost of goods sold increased 5.2% in 2014 to $6,278.6 million, compared with $5,967.9 million in 2013. Cost of goods sold as a percentage of net sales was 79.6% and 79.4% in 2014 and 2013, respectively.

Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses include costs associated with personnel, shipping and handling, travel, advertising, facilities, utilities and bad debts. SG&A expenses increased by $80.0 million, or 8.0%, to $1,076.8 million in 2014. The increase in SG&A expenses is primarily due to higher employment related costs resulting from the growth in organic sales and the impact from the LaPrairie, Hazmasters and Hi-Line acquisitions. SG&A expenses in 2013 include a $36.1 million favorable impact from the recognition of insurance coverage for a litigation-related charge recorded in 2012. Adjusted SG&A expenses increased $43.9 million, or approximately 4.2%, from 2013. As a percentage of net sales, adjusted SG&A expenses decreased to 13.6% in 2014, compared with 13.7% in 2013, reflecting ongoing cost controls and incremental cost reduction actions implemented during 2014.
The following table sets forth adjusted selling, general and administrative expenses:

	Twelve Months Ended
	December 31,
Adjusted Selling, General and Administrative Expenses:	2014	2013
(In millions)
Selling, general and administrative expenses	$1,076.8	$996.8
ArcelorMittal litigation recovery included in SG&A	—	36.1
Adjusted selling, general and administrative expenses	$1,076.8	$1,032.9
Percent of sales	13.6%	13.7%
Note: Adjusted SG&A is provided by the Company to allow financial statement users to compare the Company's performance from period to period by adjusting for transactions management views as impacting the comparability of results.
SG&A payroll expenses for 2014 of $758.9 million increased by $38.7 million compared to 2013. The increase in SG&A payroll expenses was primarily due to an increase in salary expense of $23.6 million and an increase in commissions, incentives and benefits of $13.9 million. These increases are primarily due to an increase in headcount, which is the result of both recent acquisitions and organic sales growth.
The remaining SG&A expenses for 2014 of $317.9 million increased by $41.3 million compared to 2013 primarily due to the favorable impact of the ArcelorMittal litigation recovery in 2013 and increased occupancy and transportation costs of $5.8 in 2014 related to recent acquisitions and organic sales growth.
Depreciation and Amortization. Depreciation and amortization increased $0.4 million to $68.0 million in 2014, compared with $67.6 million in 2013. The increase in depreciation and amortization was primarily due to the impact from recent acquisitions, partially offset by the reduction in capital expenditures in 2014.
Income from Operations. Income from operations decreased by $14.8 million to $466.2 million in 2014, compared to $481.0 million in 2013. Income from operations in 2014 increased by $21.3 million, or 4.8%, from adjusted income from operations of $444.9 million in 2013. Adjusted income from operations as a percentage of net sales was 5.9% in 2014 and 2013, respectively.
The following table sets forth adjusted income from operations:

	Twelve Months Ended
	December 31,
Adjusted Income from Operations:	2014	2013
(In millions)
Income from operations	$466.2	$481.0
ArcelorMittal litigation recovery included in SG&A	—	(36.1)
Adjusted income from operations	$466.2	$444.9
Percent of sales	5.9%	5.9%
Note: Adjusted income from operations is provided by the Company to allow financial statement users to compare the Company's performance from period to period by adjusting for transactions management views as impacting the comparability of results.
Interest Expense. Interest expense totaled $82.1 million in 2014, compared with $85.6 million in 2013, a decrease of 4.1%. Non-cash interest expense, which includes convertible debt interest, interest related to uncertain tax positions, and the amortization of deferred financing fees was $9.5 million and $9.8 million for 2014 and 2013, respectively.
The following table sets forth the components of interest expense:

	Twelve Months Ended
	December 31,
	2014	2013
(In millions)
Amortization of convertible debt	$4.1	$4.3
Amortization of deferred financing fees	4.4	4.9
Interest related to uncertain tax provisions	1.0	0.6
Non-cash interest expense	9.5	9.8
Cash interest expense	72.6	75.8
Total interest expense	$82.1	$85.6
Loss on Debt Extinguishment. In 2013, the Company incurred a loss on debt extinguishment of $13.2 million in connection with the repayment of $500 million of the Company's term loan. In 2014, no such loss was incurred.
Loss on Sale of Argentina Business. The Company recorded a loss in 2013 of $2.3 million resulting from the sale and complete divestiture of its EECOL Electric Argentina operations. The Company did not record such a loss in 2014.
Income Taxes. Our effective income tax rate was 28.3% in 2014 compared to 27.2% in 2013. Our effective tax rate is affected by recurring items, such as the relative amounts of income earned in the United States and foreign jurisdictions, primarily Canada, and the tax rates in these jurisdictions. The relative amounts of income earned in the United States and Canada is affected by the exchange rate at which Canadian income is translated into U.S. dollars. The increase in the tax rate from 2013 to 2014 was primarily due to a discrete benefit recorded in 2013 for foreign tax credits as a result of the settlement of the Company’s 1998-2003 IRS examination and the impact of an unfavorable change in the Canadian to U.S. dollar foreign exchange rate on the translation of taxable income from WESCO’s Canadian operations.
Our effective income tax rate was 26.0% in 2013, as adjusted for the impact of the ArcelorMittal litigation recovery.
Net Income. Net income decreased by $1.1 million, or 0.4%, to $275.4 million in 2014, compared to $276.5 million in 2013. Net income in 2014 increased $20.9 million compared to adjusted net income of $254.5 million in 2013.
Net Income (Loss) Attributable to Noncontrolling Interest. Net loss attributable to noncontrolling interest was $0.5 million in 2014 primarily due to foreign exchange losses on cash balances. Net income attributable to noncontrolling interest totaled $0.1 million in 2013.
Net Income Attributable to WESCO International, Inc. Net income and diluted earnings per share attributable to WESCO International, Inc. on a consolidated basis totaled $275.9 million and $5.18 per share, respectively, in 2014, compared with $276.4 million and $5.25 per share, respectively, in 2013. Adjusted net income attributable to WESCO International, Inc. and adjusted diluted earnings per share was $254.4 million and $4.82, respectively, in 2013.

The following table sets forth adjusted net income and adjusted net income attributable to WESCO International, Inc.:

	Twelve Months Ended
	December 31,
Adjusted Net Income Attributable to WESCO International, Inc.:	2014	2013
(In millions)
Income before income taxes	$384.1	$379.9
ArcelorMittal litigation recovery included in SG&A	—	(36.1)
Adjusted income before income taxes	384.1	343.8
Adjusted provision for income taxes	108.7	89.3
Adjusted net income	275.4	254.5
Less: Net income (loss) attributable to noncontrolling interest	(0.5)	0.1
Adjusted net income attributable to WESCO International, Inc.	$275.9	$254.4

Adjusted Diluted EPS:
Diluted share count	53.3	52.7
Adjusted diluted EPS	$5.18	$4.82
Note: Adjusted net income and adjusted net income attributable to WESCO International, Inc. is provided by the Company to allow financial statement users to compare the Company's performance from period to period by adjusting for transactions management views as impacting the comparability of results. Adjusted diluted EPS is calculated by dividing adjusted net income attributable to WESCO International, Inc. by weighted average common shares outstanding and common share equivalents.
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
Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses include costs associated with personnel, shipping and handling, travel, advertising, facilities, utilities and bad debts. SG&A expenses increased by $35.8 million, or 3.7%, to $996.8 million in 2013. The increase in SG&A expenses is primarily due to the EECOL, Conney and Trydor acquisitions. SG&A expenses in 2013 include a $36.1 million favorable impact from the recognition of insurance coverage for a litigation-related charge recorded in 2012. Excluding the impact of this item in both periods, SG&A expenses were $1,032.9 million and $924.9 million, or 13.7% and 14.1% of sales, in 2013 and 2012, respectively.
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
Interest Expense. Interest expense totaled $85.6 million in 2013, compared with $47.8 million in 2012, an increase of 79.2%. Non-cash interest expense, which includes convertible debt interest, interest related to uncertain tax positions, and the amortization of deferred financing fees, for 2013 and 2012 was $9.8 million and $2.3 million, respectively.

The following table sets forth the components of interest expense:

	Twelve Months Ended
	December 31,
	2013	2012
(In millions)
Amortization of convertible debt	$4.3	$2.3
Amortization of deferred financing fees	4.9	2.6
Interest related to uncertain tax provisions	0.6	(2.6)
Non-cash interest expense	9.8	2.3
Cash interest expense	75.8	45.5
Total interest expense	$85.6	$47.8
Loss on Debt Extinguishment. In 2013, the Company incurred a loss on debt extinguishment of $13.2 million in connection with the repayment of $500 million of the Company's term loan. In 2012, a loss on debt extinguishment of $3.5 million was incurred due to the redemption of the 2017 Notes.
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

Liquidity and Capital Resources
Total assets were $4.8 billion and $4.6 billion at December 31, 2014 and 2013, respectively. Total liabilities at December 31, 2014 and 2013 were $2.8 billion and $2.9 billion, respectively. Stockholders’ equity increased by 9.3% to $1.9 billion at December 31, 2014, compared with $1.8 billion at December 31, 2013, primarily as a result of net earnings of $275.9 million, partially offset by a loss of $120.3 million from foreign currency exchange recorded within accumulated other comprehensive income.
The following table sets forth our outstanding indebtedness:

As of December 31,	2014	2013
(In thousands)
Term Loan Facility, less debt discount of $3,110 and $3,934 in 2014 and 2013, respectively	$249,235	$296,295
Senior Notes due 2021	500,000	500,000
Accounts Receivable Securitization Facility	430,000	453,600
Revolving Credit Facility	8,000	22,558
International lines of credit	46,787	37,551
6.0% Convertible Senior Debentures due 2029, less debt discount of $167,257 and $170,752 in 2014 and 2013, respectively	177,638	174,149
Capital leases	3,891	3,505
Other notes	9	37
Total debt	1,415,560	1,487,695
Less current and short-term portion	(49,130)	(40,061)
Total long-term debt	$1,366,430	$1,447,634

The required annual principal repayments for all indebtedness for the next five years and thereafter, as of December 31, 2014 is set forth in the following table:

(In thousands)
2015	$49,130
2016	440,763
2017	1,975
2018	1,712
2019	1,530
Thereafter	1,090,817
Total payments on debt	$1,585,927
Debt discount on convertible debentures and term loan facility	(170,367)
Total debt	$1,415,560

Our liquidity needs generally arise from fluctuations in our working capital requirements, capital expenditures, acquisitions and debt service obligations. As of December 31, 2014, we had $497.5 million in available borrowing capacity under our Revolving Credit Facility and $70.0 million in available borrowing capacity under our Accounts Receivable Securitization Facility, which combined with invested cash of $70.2 million provided liquidity of $637.7 million. Invested cash included in our determination of liquidity represents cash deposited in interest bearing accounts. We believe cash provided by operations and financing activities will be adequate to cover our current operational and business needs.
We communicate on a regular basis with our lenders regarding our financial and working capital performance and liquidity position. We are in compliance with all covenants and restrictions contained in our debt agreements as of December 31, 2014.
Our financial leverage ratio as of December 31, 2014 and 2013 was 3.0 and 3.2, respectively.
The following table sets forth the Company's financial leverage ratio as of December 31, 2014 and 2013:

Twelve months ended December 31,	2014	2013
(Dollar amounts in millions)
Income from operations	$466.2	$481.0
Adjust for ArcelorMittal litigation recovery	—	(36.1)
Depreciation and amortization	68.0	67.6
Adjusted EBITDA	$534.2	$512.5

	December 31, 2014	December 31, 2013
Current debt	$49.1	$40.1
Long-term debt	1,366.4	1,447.6
Debt discount related to convertible debentures and term loan(1)	170.4	174.7
Total debt including debt discount	$1,585.9	$1,662.4
Less: Cash and cash equivalents	128.3	123.7
Total debt including debt discount, net of cash	$1,457.6	$1,538.7

Financial leverage ratio based on total debt	3.0	3.2
Financial leverage ratio based on total debt, net of cash	2.7	3.0

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

(1) The convertible debentures and term loan are presented in the Consolidated Balance Sheets in long-term debt net of the unamortized discount.
At December 31, 2014, we had cash and cash equivalents totaling $128.3 million, of which $107.1 million was held by foreign subsidiaries. The cash held by some of our foreign subsidiaries could be subject to additional U.S. income taxes if repatriated. We believe that we are able to maintain a sufficient level of liquidity for our domestic operations and commitments without repatriation of the cash held by these foreign subsidiaries.
Over the next several quarters, we expect to maintain working capital productivity, and it is expected that excess cash will be directed primarily at debt reduction, acquisitions and share repurchases. Our near term focus will be managing our working capital as we experience sales growth and maintaining ample liquidity and credit availability. We anticipate capital expenditures in 2015 to be at levels similar to 2014. We believe our balance sheet and ability to generate ample cash flow provides us with a durable business model and should allow us to fund expansion needs and growth initiatives.
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
The Term Loan Agreement provided a seven-year term loan facility (the “Term Loan Facility”), which consisted of two separate sub-facilities: (i) a Canadian sub-facility in an aggregate principal amount of CAD $150 million, issued at a 2.0% discount and (ii) a U.S. sub-facility in an aggregate principal amount of $700 million, issued at a 1.0% discount. The proceeds of the Term Loan Facility were used to finance the acquisition of EECOL, to pay fees and expenses incurred in connection with the acquisition and certain other transactions. Subject to the terms of the Term Loan Agreement, the Borrowers may request incremental term loans from time to time in an aggregate principal amount not to exceed at any time $300 million, with an equivalent principal amount in U.S. Dollars being calculated for any incremental term loan denominated in Canadian Dollars.
On November 19, 2013, the Borrowers and WESCO International entered into an amendment (the “Term Loan Amendment”) to the Term Loan Agreement. The Term Loan Amendment, among other things, reduced the applicable margin on U.S. term loans by 0.50% and the LIBOR floor applicable to the U.S. sub-facility from 1.00% to 0.75%. The modified pricing terms were effective December 13, 2013.
On November 26, 2013, WESCO Distribution sold $500 million aggregate principal amount of 5.375% Senior Notes due 2021 (the “2021 Notes”), and used the net proceeds plus excess cash to prepay $500 million under the Company's U.S. sub-facility of the Term Loan Facility (see discussion below under “5.375% Senior Notes due 2021” for additional information). The prepayment satisfied all remaining quarterly repayment obligations under the U.S. sub-facility. As a result, the Company recorded a non-cash pre-tax loss on debt extinguishment of $13.2 million in the fourth quarter of 2013. WESCO will amortize the remaining debt discount and financing costs over the life of the instrument. As of December 31, 2014, the amounts outstanding under the U.S. and Canadian sub-facilities were $174.8 million and $77.6 million, respectively.
Borrowings under the Term Loan Facility bear interest at base rates plus applicable margins. At December 31, 2014 and 2013, the interest rates on borrowings under the Canadian sub-facility and U.S. sub-facility were approximately 5.3% and 3.75%, respectively. The Canadian Borrower will pay quarterly installments of principal equal to 0.25% of the original principal amount of its term loan sub-facility, plus accrued and unpaid interest. To the extent not previously paid, the term loans will become due and payable on December 12, 2019, with any unpaid incremental term loans becoming due and payable on the respective maturity dates applicable to those incremental term loans. At any time or from time to time, the Borrowers may prepay borrowings under the Term Loan Facility in whole or in part without premium or penalty. The Borrowers' obligations under the Term Loan Facility are secured by substantially all of the assets of the Borrowers, the Company and certain of the Company's other subsidiaries; provided that, with respect to borrowings under the U.S. sub-facility, the collateral does not include assets of certain foreign subsidiaries or more than 65% of the issued and outstanding equity interests in certain foreign subsidiaries.
The Term Loan Facility contains customary affirmative and negative covenants for credit facilities of this type. The Term Loan Facility also provides for customary events of default.
5.375% Senior Notes due 2021
In November 2013, WESCO Distribution issued $500 million aggregate principal amount of 2021 Notes through a private offering exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). The 2021 Notes were issued at 100% of par and are governed by an indenture (the “Indenture”) entered into on November 26, 2013 with WESCO International and U.S. Bank National Association, as trustee. The 2021 Notes are unsecured senior obligations of WESCO Distribution and are guaranteed on a senior unsecured basis by WESCO International. The 2021 Notes bear interest at a stated rate of 5.375%, payable semi-annually in arrears on June 15 and December 15 of each year. In addition, WESCO recorded deferred financing fees related to the issuance of the 2021 Notes totaling $8.2 million, which will be amortized over the life of the notes. The 2021 Notes mature on December 15, 2021. The net proceeds of the 2021 Notes were used to prepay a portion of the U.S. Term Loan sub-facility.
Under the terms of a registration rights agreement dated as of November 26, 2013 among WESCO Distribution, Inc., WESCO International, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as the representative of the initial purchasers of the 5.375% Notes, WESCO Distribution and WESCO International agreed to register under the Securities Act notes having terms identical in all material respects to the 5.375% Notes (the “5.375% Exchange Notes”) and to make an offer to exchange the 5.375% Exchange Notes for the 5.375% Notes. WESCO Distribution launched the exchange offer on June 12, 2014 and the exchange offer closed on July 17, 2014.
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
Mortgage Financing Facility
In 2003, WESCO finalized a mortgage financing facility of $51.0 million. This facility was extinguished with repayments of $26.4 million in the first quarter of 2013. The interest rate on borrowings under this facility was fixed at 6.5%.
Accounts Receivable Securitization Facility

On September 20, 2013, WESCO Distribution and its subsidiary WESCO Receivables Corp. entered into an amendment (the “Amendment”) of the Third Amended and Restated Receivables Purchase Agreement relating to the Receivables Facility. The Amendment increased the purchase limit under the Receivables Facility from $475 million to $500 million, with the opportunity to exercise an accordion feature which permits increases in the purchase limit of up to an additional $100 million, extended the term of the Receivables Facility to September 20, 2016, and added and amended certain defined terms. The Amendment also reduced the interest rate spread and commitment fee from 1.10% to 0.95% and from 0.55% to 0.45%, respectively. Substantially all other provisions of the Receivables Facility remained unchanged.
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
As of December 31, 2014 and 2013, accounts receivable eligible for securitization totaled approximately $673.6 million and $586.4 million, respectively. The Consolidated Balance Sheets as of December 31, 2014 and 2013 include $430.0 million and $453.6 million, respectively, of account receivable balances legally sold to third parties, as well as borrowings for equal amounts. At December 31, 2014 and 2013, the interest rate on borrowings under this facility was approximately 1.0% and 1.2%, respectively.
Revolving Credit Facility
The Revolving Credit Facility was entered into pursuant to the terms and conditions of an Amended and Restated Credit Agreement, dated as of December 12, 2012 (the “Credit Agreement”), among WESCO Distribution, the other US Borrowers party thereto, WESCO Distribution Canada LP (“WESCO Canada”) and WDCC, as Canadian Borrowers, the other Loan Parties party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent. Subsequent to the acquisitions of EECOL on December 14, 2012 and Hazmasters on March 17, 2014, EECOL and Hazmasters were added as Canadian Borrowers. The Revolving Credit Facility contains an accordion feature allowing WESCO Distribution to request increases to the borrowing commitments under the Credit Facility of up to $100 million in the aggregate.
The Revolving Credit Facility matures in August 2016 and consists of two separate sub-facilities: (i) a Canadian sub-facility with a borrowing limit of up to $400 million, which is collateralized by substantially all assets of WESCO Canada, WDCC, EECOL and Hazmasters, and (ii) a U.S. sub-facility with a borrowing limit of up to $600 million less the amount of outstanding borrowings under the Canadian sub-facility. The U.S. sub-facility is collateralized by substantially all assets of WESCO Distribution and its U.S. subsidiaries other than real property and accounts receivable sold or intended to be sold pursuant to the Receivables Facility. Availability under the Revolving Credit Facility is based upon the amount of eligible inventory and receivables applied against certain advance rates. The applicable interest rate for borrowings under the Revolving Credit Facility includes interest rate spreads based on available borrowing capacity that range between 1.50% and 2.00% for LIBOR and CDOR-based borrowings and 0.50% and 1.00% for prime rate-based borrowings. The otherwise applicable interest rate is reduced by 0.25% if the Company's leverage ratio falls below a ratio of 2.5 to 1.0. At December 31, 2014, the interest rate on borrowings under this facility was approximately 2.4%.
The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type. Subject to the terms of the Credit Agreement, the Company is permitted to pay dividends, repurchase common stock or repurchase indebtedness without limitation so long as pro forma combined availability under the Revolving Credit Facility and the Receivables Facility exceeds $163.8 million and the adjusted fixed charge ratio is not less than a ratio of 1.1 to 1.0.
During 2014, WESCO borrowed $1,046.5 million in the aggregate under the Revolving Credit Facility and made repayments in the aggregate amount of $1,059.7 million. During 2013, aggregate borrowings and repayments were $833.5 million and $1,026.7 million, respectively. WESCO had $497.5 million available under the Revolving Credit facility at December 31, 2014, after giving effect to outstanding letters and international lines of credit, as compared to approximately $512.2 million at December 31, 2013.
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
International Lines of Credit
Certain foreign subsidiaries of WESCO have entered into uncommitted lines of credit, which serve as overdraft facilities, to support local operations. The maximum borrowing limit varies by facility and ranges between $2.0 million and $16.0 million. The applicable interest rate for borrowings under these lines of credit varies by country and is governed by the applicable loan agreement. The international lines of credit are renewable on an annual basis and certain facilities are fully and unconditionally guaranteed by WESCO Distribution. Accordingly, these lines directly reduce availability under the Revolving Credit Facility.
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
WESCO utilized an interest rate of 13.875% to reflect the non-convertible debt borrowing rate of its offering upon issuance, which was determined based on discussions with its financial institutions and a review of relevant market data, and resulted in a $181.2 million discount to the 2029 Debenture balance and a net increase in additional capital of $106.5 million. In addition, the financing costs related to the issuance of the 2029 Debentures were allocated between the debt and equity components. WESCO is amortizing the debt discount and financing costs over the life of the instrument. For the years ended December 31, 2014, 2013 and 2012, non-cash interest expense was $9.5 million, $9.8 million and $2.3 million, including $4.1 million, $4.3 million and $2.3 million of debt discount amortization, and the amortization of deferred financing fees of $4.4 million, $4.9 million and $2.6 million, respectively. The debt discount amortization will approximate $3.9 million in 2015, $4.4 million in 2016, $5.1 million in 2017, $5.8 million in 2018, and $6.6 million in 2019. The amortization of deferred financing fees will approximate $4.5 million in 2015, $3.9 million in 2016 and $2.5 million in 2017, 2018 and 2019, respectively.
While the 2029 Debentures accrue interest at an effective interest rate of 13.875% (as described above), the coupon interest rate of 6.0% per annum is payable in cash semi-annually in arrears on each March 15 and September 15. Beginning with the six-month period commencing September 15, 2016, WESCO International will also pay contingent interest during any six-month period in which the trading price of the 2029 Debentures for each of the five trading days ending on the second trading day immediately preceding the first day of the applicable six-month interest period equals or exceeds 120% of the principal amount of the 2029 Debentures. During any six-month period when contingent interest shall be payable, the contingent interest payable per $1,000 principal amount of 2029 Debentures will equal 0.25% of the average trading price of $1,000 principal amount of the 2029 Debentures during the five trading days ending on the second trading day immediately preceding the first day of the applicable six-month interest period. In accordance with guidance related to derivatives and hedging, the contingent interest feature of the 2029 Debentures is an embedded derivative that is not considered clearly and closely related to the host contract. The contingent interest component had no significant value at December 31, 2014 or 2013.
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
The following table sets forth the components of WESCO's outstanding convertible debenture indebtedness:

	December 31, 2014			December 31, 2013
	Principal Balance	Discount	Net Carrying Amount	Principal Balance	Discount	Net Carrying Amount
(In thousands)
2029 Convertible Debentures	344,895	(167,257)	177,638	344,901	(170,752)	174,149
Covenant Compliance
We were in compliance with all relevant covenants contained in our debt agreements as of December 31, 2014.
Cash Flow
An analysis of cash flows for 2014 and 2013 follows:
Operating Activities. Cash provided by operating activities for 2014 totaled $251.2 million, compared with $315.1 million of cash generated in 2013. Cash provided by operating activities included net income of $275.4 million and adjustments to net income totaling $83.9 million. Other sources of cash in 2014 were generated from increases in accounts payable of $37.6 million, accrued payroll and benefit costs of $7.6 million, and other current and noncurrent liabilities of $11.2 million. Primary uses of cash in 2014 included a $89.0 million increase in trade receivables, a $36.8 million increase in inventory, a $27.0 million increase in prepaid expenses and other noncurrent assets, and a $11.7 million increase in other accounts receivable. In 2013, primary sources of cash were net income of $276.5 million and adjustments to net income totaling $122.1 million. An increase in accounts payable of $37.8 million also provided a source of cash in 2013. Primary uses of cash in 2013 included a $43.0 million increase in other accounts receivable, a $30.5 million increase in trade receivables, a $19.2 million decrease in accrued payroll and benefit costs, a $19.2 million increase in prepaid expenses and other noncurrent assets, and $9.3 million for the increase in inventory.
Investing Activities. Net cash used in investing activities in 2014 was $144.2 million, compared with $18.2 million of net cash used in 2013. Capital expenditures were $20.5 million and $27.8 million in 2014 and 2013, respectively. Proceeds from the sale of assets were $15.0 million and $10.8 million in 2014 and 2013, respectively. During 2014, the Company paid $133.8 million to acquire LaPrairie, Hazmasters and Hi-Line. Acquisition payments in 2014 also included a post-close payment to EECOL in the amount of $4.8 million.
Financing Activities. Net cash used in financing activities in 2014 was $95.5 million, compared with $257.5 million in 2013. During 2014, financing activities consisted of borrowings and repayments of $1,046.5 million and $1,059.7 million, respectively, related to our Revolving Credit Facility, borrowings and repayments of $122.1 million and $145.7 million, respectively, related to our Receivables Facility, and repayments of $38.8 million related to our Term Loan Facility. Financing activities in 2014 also included borrowings and repayments on our various international lines of credit of $71.3 million and $57.8 million, respectively. During 2013, financing activities consisted of borrowings and repayments of $833.5 million and $1,026.7 million, respectively, related to our Revolving Credit Facility, borrowings and repayments of $96.5 million and $87.9 million, respectively, related to our Receivables Facility, repayments of $541.2 million related to our Term Loan Facility, borrowings of $500.0 million related to the Senior 2021 Notes, and repayments of $26.4 million that extinguished our mortgage financing facility. Financing activities in 2013 also included borrowings and repayments on our various international lines of credit of $72.9 million and $58.3 million, respectively.
Contractual Cash Obligations and Other Commercial Commitments
The following summarizes our contractual obligations, including interest, at December 31, 2014 and the effect such obligations are expected to have on liquidity and cash flow in future periods.

	2015	2016 to 2017	2018 to 2019	2020 - After	Total
(In millions)
Contractual cash obligations (including interest):
Debt, excluding debt discount	$49.1	$442.7	$3.2	$1,090.9	$1,585.9
Interest on indebtedness(1)	66.0	119.7	116.5	263.1	565.3
Non-cancelable operating leases	67.2	105.6	66.1	77.4	316.3
Total contractual cash obligations	$182.3	$668.0	$185.8	$1,431.4	$2,467.5

(1)Interest on the variable rate debt was calculated using the rates and balances outstanding at December 31, 2014.
Purchase orders for inventory requirements and service contracts are not included in the table above. Generally, our purchase orders and contracts contain clauses allowing for cancellation. We do not have significant agreements to purchase material or goods that would specify minimum order quantities. Also, we do not consider liabilities for uncertain tax benefits to be contractual obligations requiring disclosure due to the uncertainty surrounding the ultimate settlement and timing of these liabilities. As such, we have not included liabilities for uncertain tax benefits of $16.8 million in the table above.
Inflation
The rate of inflation, as measured by changes in the producer price index, affects different commodities, the cost of products purchased and ultimately the pricing of our different products and product classes to our customers. Our pricing related to inflation did not have a material impact on our sales revenue for the year ended December 31, 2014. Historically, price changes from suppliers have been consistent with inflation and have not had a material impact on the results of operations.
Seasonality
Our operating results are not significantly affected by seasonal factors. Sales during the first quarter are affected by a reduced level of activity. Sales during the second, third and fourth quarters are generally 4 - 6% higher than the first quarter. Sales typically increase beginning in March, with slight fluctuations per month through October. During periods of economic expansion or contraction our sales by quarter have varied significantly from this pattern.
Impact of Recently Issued Accounting Standards
See Note 2 of our Notes to the Consolidated Financial Statements for information regarding the effect of new accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks.
Foreign Currency Risks
Approximately 29% of our sales in 2014 were made by our foreign subsidiaries located in North America, South America, Europe, Africa, Asia and Australia and are denominated in foreign currencies. We may establish additional foreign subsidiaries in the future. Accordingly, we may derive a larger portion of our sales from international operations, and a portion of these sales may be denominated in foreign currencies. As a result, our future operating results could become subject to fluctuations in the exchange rates of those currencies in relation to the U.S. dollar. Furthermore, to the extent that we engage in international sales denominated in U.S. dollars, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets. We have monitored and will continue to monitor our exposure to currency fluctuations.
Interest Rate Risk
Fixed Rate Borrowings: Approximately 54% of our debt portfolio is comprised of fixed rate debt. At various times, we have refinanced our debt to mitigate the impact of interest rate fluctuations. As the 2021 Notes and 2029 Debentures were issued at fixed rates, interest expense would not be impacted by interest rate fluctuations, although market value would be. The aggregate fair value of the 2021 Notes and 2029 Debentures was $504.4 million and $936.1 million, respectively, at December 31, 2014. Interest expense on our other fixed rate debt also would not be impacted by changes in market interest rates. For this fixed rate debt, fair value approximated carrying value at December 31, 2014 (see Note 7 to the Consolidated Financial Statements).
Floating Rate Borrowings: The Company's variable rate borrowings at December 31, 2014 were comprised of the amounts outstanding under the Term Loan Facility, Receivables Facility, Revolving Credit Facility, and the international lines of credit. The fair value of these debt instruments at December 31, 2014 approximated carrying value, which totaled $737.1 million. We entered into the Term Loan Facility on December 12, 2012 and the proceeds were primarily used to finance the acquisition of EECOL. Borrowings under the U.S. and Canadian sub-facilities of the Term Loan Facility bear interest at 0.75% and 1.0%, respectively, or, if greater, the applicable LIBOR (London Interbank Offered Rate) / CDOR (Canadian Dealer Offered Rate) or base rates plus applicable margins and therefore are subject to fluctuations in interest rates. We borrow under our Revolving Credit Facility and Receivables Facility for general corporate purposes, including working capital requirements and capital expenditures. Borrowings under our Revolving Credit Facility bear interest at the applicable LIBOR / CDOR or base rates plus applicable margins, whereas, borrowings under the Receivables Facility bear interest at the 30 day LIBOR plus applicable margins. A 100 basis point increase or decrease in interest rates would not have a significant impact on future earnings under our current capital structure.

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
WESCO International, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of WESCO International, Inc.:

In our opinion, the consolidated balance sheets and the related consolidated statements of comprehensive income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of WESCO International, Inc. and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
February 24, 2015

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
	(Dollars in thousands, except share data)
Assets
Current Assets:
Cash and cash equivalents	$128,319	$123,725
Trade accounts receivable, net of allowance for doubtful accounts of $21,084 and $19,309 in 2014 and 2013, respectively	1,117,420	1,045,054
Other accounts receivable	138,745	130,043
Inventories, net	819,502	787,324
Current deferred income taxes (Note 9)	35,916	44,691
Income taxes receivable	56,162	18,426
Prepaid expenses and other current assets	54,274	56,352
Total current assets	2,350,338	2,205,615
Property, buildings and equipment, net (Note 6)	182,725	198,654
Intangible assets, net (Note 3)	429,840	439,167
Goodwill (Note 3)	1,735,440	1,734,391
Deferred income taxes (Note 9)	22,414	26,444
Other assets	33,680	44,622
Total assets	$4,754,437	$4,648,893
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$765,135	$735,097
Accrued payroll and benefit costs (Note 11)	67,935	56,548
Short-term debt (Note 7)	46,787	37,551
Current portion of long-term debt (Note 7)	2,343	2,510
Bank overdrafts	36,048	37,718
Other current liabilities	145,624	182,239
Total current liabilities	1,063,872	1,051,663
Long-term debt, net of discount of $170,367 and $174,686 in 2014 and 2013, respectively (Note 7)	1,366,430	1,447,634
Deferred income taxes (Note 9)	346,743	341,334
Other noncurrent liabilities	49,227	43,471
Total liabilities	$2,826,272	$2,884,102
Commitments and contingencies (Note 13)
Stockholders’ Equity:
Preferred stock, $.01 par value; 20,000,000 shares authorized, no shares issued or outstanding (Note 8)	—	—
Common stock, $.01 par value; 210,000,000 shares authorized, 58,400,736 and 58,107,304 shares issued and 44,489,989 and 44,267,460 shares outstanding in 2014 and 2013, respectively (Note 8)	584	581
Class B nonvoting convertible common stock, $.01 par value; 20,000,000 shares authorized, 4,339,431 issued and no shares outstanding in 2014 and 2013, respectively	43	43
Additional capital (Note 8)	1,102,369	1,082,772
Retained earnings	1,643,914	1,368,386
Treasury stock, at cost; 18,250,178 and 18,179,275 shares in 2014 and 2013, respectively	(616,366)	(610,430)
Accumulated other comprehensive income	(201,892)	(76,543)
Total WESCO International stockholders' equity	1,928,652	1,764,809
Noncontrolling interest	(487)	(18)
Total stockholders’ equity	1,928,165	1,764,791
Total liabilities and stockholders’ equity	$4,754,437	$4,648,893
The accompanying notes are an integral part of the consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2014	2013	2012
	(In thousands, except per share data)
Net sales	$7,889,626	$7,513,342	$6,579,301
Cost of goods sold (excluding depreciation and amortization below)	6,278,584	5,967,892	5,247,855
Selling, general and administrative expenses	1,076,808	996,810	961,014
Depreciation and amortization	68,017	67,642	37,561
Income from operations	466,217	480,998	332,871
Interest expense, net	82,064	85,607	47,762
Loss on debt extinguishment (Note 7)	—	13,225	3,470
Loss on sale of Argentina business	—	2,315	—
Income before income taxes	384,153	379,851	281,639
Provision for income taxes (Note 9)	108,716	103,333	79,880
Net income	275,437	276,518	201,759
Less: Net income (loss) attributable to noncontrolling interest	(469)	88	(18)
Net income attributable to WESCO International, Inc.	$275,906	$276,430	$201,777
Comprehensive Income:
Foreign currency translation adjustment	(120,293)	(83,172)	(9,013)
Post retirement benefit plan adjustments (Note 11)	(5,056)	7,673	—
Comprehensive income attributable to WESCO International, Inc.	$150,557	$200,931	$192,764

Earnings per share attributable to WESCO International, Inc. (Note 10)
Basic	$6.21	$6.26	$4.62
Diluted	$5.18	$5.25	$3.95
The accompanying notes are an integral part of the consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

										Accumulated Other
			Class B			Retained				Comprehensive
	Common Stock		Common Stock		Additional	Earnings	Treasury Stock		Noncontrolling	Income
(Dollars in thousands)	Amount	Shares	Amount	Shares	Capital	(Deficit)	Amount	Shares	Interest	(Loss)
Balance, December 31, 2011	$571	57,021,523	$43	4,339,431	$1,036,867	$891,789	$(593,329)	(17,936,923)	$(88)	$10,057
Exercise of stock-based awards, including tax benefit of $11,139	8	829,401			14,310		(12,277)	(192,669)
Stock-based compensation expense					15,088
Conversion of 2029 debentures		688			(5)
Tax withholding related to vesting of restricted stock units and retirement of common stock		(27,064)			(710)	(847)	1,556	27,064
Noncontrolling interest									(18)
Net income						201,777
Translation adjustment										(11,101)
Balance, December 31, 2012	$579	57,824,548	$43	4,339,431	$1,065,550	$1,092,719	$(604,050)	(18,102,528)	$(106)	$(1,044)
Exercise of stock-based awards, including tax benefit of $2,022	3	304,441			2,052		(7,885)	(98,857)
Stock-based compensation expense					15,917
Conversion of 2029 debentures	(1)	425			(2)
Tax withholding related to vesting of restricted stock units and retirement of common stock		(22,110)			(745)	(763)	1,505	22,110
Noncontrolling interest									88
Net income						276,430
Translation adjustment										(83,172)
Benefit plan adjustments, net of tax effect of $2,244										7,673
Balance, December 31, 2013	$581	58,107,304	$43	4,339,431	$1,082,772	$1,368,386	$(610,430)	(18,179,275)	$(18)	$(76,543)
Exercise of stock-based awards, including tax benefit of $4,899	3	308,399			5,741		(5,979)	(72,184)
Stock-based compensation expense					14,766
Conversion of 2029 debentures		134			(1)
Tax withholding related to vesting of restricted stock units and retirement of common stock		(15,101)			(909)	(378)	43	1,281
Noncontrolling interest									(469)
Net income						275,906
Translation adjustment										(120,293)
Benefit plan adjustments, net of tax effect of $2,447										(5,056)
Balance, December 31, 2014	$584	58,400,736	$43	4,339,431	$1,102,369	$1,643,914	$(616,366)	(18,250,178)	$(487)	$(201,892)
The accompanying notes are an integral part of the consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Operating Activities:
Net income	$275,437	$276,518	$201,759
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68,017	67,642	37,561
Stock-based compensation expense	14,766	15,917	15,088
Amortization of debt issuance costs	4,426	4,880	2,655
Amortization of debt discount	4,136	4,308	2,260
Loss on debt extinguishment	—	13,229	1,595
Gain on sale of property, buildings and equipment	(7,733)	(4,174)	(546)
Loss on sale of Argentina business	—	2,315	—
Excess tax benefit from stock-based compensation	(5,705)	(3,631)	(11,358)
Interest related to uncertain tax positions	964	599	(2,593)
Deferred income taxes	4,979	20,634	17,663
Changes in assets and liabilities:
Trade receivables, net	(89,029)	(30,464)	58,194
Other accounts receivable	(11,659)	(42,983)	(21,779)
Inventories, net	(36,847)	(9,339)	(29,339)
Prepaid expenses and other assets	(27,020)	(19,196)	19,588
Accounts payable	37,587	37,789	(24,346)
Accrued payroll and benefit costs	7,619	(19,163)	(2,498)
Other current and noncurrent liabilities	11,218	260	24,280
Net cash provided by operating activities	251,156	315,141	288,184
Investing Activities:
Capital expenditures	(20,548)	(27,825)	(23,084)
Acquisition payments, net of cash acquired	(138,630)	—	(1,289,480)
Proceeds from sale of assets	14,991	10,807	1,558
Other investing activities	—	(1,205)	—
Net cash used in investing activities	(144,187)	(18,223)	(1,311,006)
Financing Activities:
Proceeds from issuance of short-term debt	71,308	72,895	24,569
Repayments of short-term debt	(57,827)	(58,288)	(9,969)
Proceeds from issuance of long-term debt	1,168,580	1,429,956	2,299,797
Repayments of long-term debt	(1,244,173)	(1,682,189)	(1,244,030)
Repayment of deferred acquisition payable	(29,395)	—	—
Debt issuance costs	(472)	(12,222)	(17,757)
Proceeds from the exercise of stock options	838	30	3,174
Excess tax benefit from stock-based compensation	5,705	3,631	11,358
Repurchase of common stock	(7,222)	(7,890)	(12,280)
Decrease in bank overdrafts	(1,258)	(1,954)	(8,283)
Payments on capital lease obligations	(1,574)	(1,488)	(2,531)
Net cash (used) provided by financing activities	(95,490)	(257,519)	1,044,048
Effect of exchange rate changes on cash and cash equivalents	(6,885)	(1,773)	1,004
Net change in cash and cash equivalents	4,594	37,626	22,230
Cash and cash equivalents at the beginning of period	123,725	86,099	63,869
Cash and cash equivalents at the end of period	$128,319	$123,725	$86,099
Supplemental disclosures:
Cash paid for interest	$74,016	$75,462	$42,935
Cash paid for taxes	107,147	90,678	51,733
Non-cash investing and financing activities:
Property, buildings and equipment acquired through capital leases	1,091	1,970	3,216
The accompanying notes are an integral part of the consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION
WESCO International, Inc. ("WESCO International") and its subsidiaries (collectively, “WESCO”), headquartered in Pittsburgh, Pennsylvania, is a full-line distributor of electrical, industrial and communications maintenance, repair and operating (“MRO”) and original equipment manufactures (“OEM”) products, construction materials, and advanced supply chain management and logistics services used primarily in the industrial, construction, utility and commercial, institutional and government markets. We serve over 75,000 active customers globally, through approximately 485 full service branches and nine distribution centers located primarily in the United States, Canada and Mexico, with operations in 16 additional countries.
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
Revision
Certain amounts in the Company's Consolidated Balance Sheet as of December 31, 2013, as presented herein, have been revised to appropriately present current and non-current deferred tax balances as well as current taxes refundable/payable in accordance with ASC 740, "Income Taxes". Specifically, deferred income tax assets and deferred income tax liabilities each increased by $24.7 million at December 31, 2013. Additionally, prepaid expenses and other current assets increased by $7.1 million with a corresponding increase to other current liabilities of $7.1 million at December 31, 2013.
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
In certain customer arrangements, WESCO provides services such as inventory management. WESCO may perform some or all of the following services for customers: determine inventory stocking levels; establish inventory reorder points; launch purchase orders; receive material; put away material; and pick material for order fulfillment. WESCO recognizes revenue for services rendered during the period based upon a previously negotiated fee arrangement. WESCO also sells inventory to these customers and recognizes revenue at the time title and risk of loss transfers to the customer. The amount of revenue attributed to these services totaled $31.0 million, $24.2 million, and $17.6 million in 2014, 2013 and 2012, respectively.
Selling, General and Administrative Expenses
WESCO includes warehousing, purchasing, branch operations, information services, and marketing and selling expenses in this category, as well as other types of general and administrative costs.
Supplier Volume Rebates
WESCO receives volume rebates from certain suppliers based on contractual arrangements with such suppliers. Volume rebates are included within other accounts receivable in the Consolidated Balance Sheets, and represent the estimated amounts due to WESCO under the rebate provisions of the various supplier contracts. The corresponding rebate income is recorded as a reduction of cost of goods sold. The appropriate level of such income is derived from the level of actual purchases made by WESCO from suppliers. Receivables under the supplier rebate program were $82.6 million at December 31, 2014 and $75.0 million at December 31, 2013. Supplier volume rebate rates have historically ranged between approximately 0.8% and 1.4% of sales depending on market conditions. In 2014, the rebate rate was 1.4%.
Shipping and Handling Costs and Fees

WESCO records the costs and fees associated with transporting its products to customers as a component of selling, general and administrative expenses. These costs totaled $63.6 million, $63.8 million and $49.9 million in 2014, 2013 and 2012, respectively.
Cash Equivalents
Cash equivalents are defined as highly liquid investments with original maturities of 90 days or less when purchased.
Asset Securitization
WESCO maintains control of the receivables transferred pursuant to its accounts receivable securitization program (the “Receivables Facility”); therefore, the transfers do not qualify for “sale” treatment. As a result, the transferred receivables remain on the balance sheet, and WESCO recognizes the related secured borrowing. The expenses associated with the Receivables Facility are reported as interest expense in the Consolidated Statements of Comprehensive Income.
Allowance for Doubtful Accounts
WESCO maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. WESCO has a systematic procedure using estimates based on historical data and reasonable assumptions of collectability made at the local branch level and on a consolidated corporate basis to calculate the allowance for doubtful accounts. If the financial condition of WESCO’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The allowance for doubtful accounts was $21.1 million at December 31, 2014 and $19.3 million at December 31, 2013. The total amount recorded as selling, general and administrative expense related to bad debts was $5.9 million, $2.9 million and $1.1 million for 2014, 2013 and 2012, respectively.
Inventories
Inventories primarily consist of merchandise purchased for resale and are stated at the lower of cost or market. Cost is determined principally under the average cost method. WESCO makes provisions for obsolete or slow-moving inventories as necessary to reflect reduction in inventory value. WESCO writes down its inventory to its net realizable value based on internal factors derived from historical analysis of actual losses. Retrospectively, WESCO identifies items at risk of becoming obsolete, which are defined as excess of 36 months supply relative to demand or movement. WESCO then analyzes the ultimate disposition of previously identified excess inventory items when they are sold, returned to supplier, or scrapped. This item by item analysis allows WESCO to develop an estimate of the historical likelihood that an item identified as being in excess supply ultimately becomes obsolete. WESCO applies the estimate to inventory items currently in excess of 36 months supply, and reduces its inventory carrying value by the derived amount. Reserves for excess and obsolete inventories were $19.9 million and $17.4 million at December 31, 2014 and 2013, respectively. The total expense related to excess and obsolete inventories, included in cost of goods sold, was $6.2 million, $7.5 million and $11.4 million for 2014, 2013 and 2012, respectively. WESCO absorbs into the cost of inventory certain overhead expenses related to inventory such as purchasing, receiving and storage and at December 31, 2014 and 2013, $62.5 million and $62.1 million, respectively, of these costs were included in ending inventory.
Other Assets
WESCO amortizes deferred financing fees over the term of the various debt instruments. Deferred financing fees in the amount of $0.5 million were incurred during the year ending December 31, 2014. As of December 31, 2014 and 2013, the amount of other assets related to unamortized deferred financing fees was $20.7 million and $24.8 million, respectively.
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
WESCO assesses its long-lived assets for impairment by periodically reviewing operating performance and respective utilization of real and tangible assets. Upon closure of any branch, asset usefulness and remaining life are evaluated and charges are taken as appropriate. Of WESCO’s $182.7 million net book value of property, plant and equipment as of

December 31, 2014, $114.0 million consists of land, buildings and leasehold improvements and are geographically dispersed among WESCO’s 485 branches and nine distribution centers, mitigating the risk of impairment. Approximately $31.5 million of assets consist of computer equipment and capitalized software and are evaluated for use and serviceability relative to carrying value. The remaining fixed assets, mainly furniture and fixtures, warehousing equipment and transportation equipment, are similarly evaluated for serviceability and use.
Goodwill and Indefinite Life Intangible Assets
Goodwill and indefinite life intangible assets are tested for impairment annually during the fourth quarter using information available at the end of September, or more frequently if events or circumstances occur indicating that their carrying value may not be recoverable. The evaluation of impairment involves comparing the current fair value of goodwill and indefinite life intangible assets to the recorded value. WESCO estimates the fair value of goodwill using a combination of discounted cash flow analyses and market multiples. Assumptions used for these fair value techniques are based on a combination of historical results, current forecasts, market data and recent economic events. WESCO evaluates the recoverability of indefinite life intangible assets using a discounted cash flow analysis based on projected financial information. The determination of fair value involves significant judgment and management applies its best judgment when assessing the reasonableness of financial projections. At December 31, 2014 and 2013, goodwill and indefinite life trademarks totaled $1,840.0 million and $1,837.4 million, respectively. No impairment losses were identified in 2014 as a result of this review.
Definite Lived Intangible Assets
Intangible assets are amortized over 2 to 20 years. A portion of intangible assets related to certain customer relationships are amortized using an accelerated method whereas all other intangible assets subject to amortization use a straight-line method which reflects the pattern in which the economic benefits of the respective assets are consumed or otherwise used. Intangible assets are tested for impairment if events or circumstances occur indicating that the respective asset might be impaired.
Insurance Programs
WESCO uses commercial insurance for auto, workers’ compensation, casualty and health claims as a risk-reduction strategy to minimize catastrophic losses. The Company’s strategy involves large deductible policies where WESCO must pay all costs up to the deductible amount. WESCO estimates the reserve based on historical incident rates and costs. The assumptions included in developing this accrual include the period of time from incurrence of a claim until the claim is paid by the insurance provider. The total liability related to the insurance programs was $12.1 million at December 31, 2014 and $11.4 million at December 31, 2013.
Income Taxes
We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.
We recognize deferred tax assets to the extent that we believe these assets are more-likely-than-not to be realized. In making such determination, we evaluate all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and results of recent operations in determining whether a valuation allowance is needed. If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce income tax expense.
We recognize the tax benefit from an uncertain tax position only if it is at least more-likely-than-not that the tax position will be sustained upon examination by the taxing authorities based on the technical merits of the position. The amount of the tax benefit that is recognized is measured as the largest amount of benefit that is more-likely-than-not to be realized upon effective settlement. We will adjust the tax benefit recognized with regard to an uncertain tax position if our judgment changes as the result of the evaluation of new information not previously available. Due to the subjectivity inherent in the evaluation of uncertain tax positions, the tax benefit ultimately recognized may materially differ from our estimate. We recognize interest related to uncertain tax benefits as part of interest expense. Penalties are recognized as part of income tax expense. Accrued interest and penalties are included within other current and other noncurrent liabilities in the Consolidated Balance Sheet.
No provision is made for possible U.S. taxes on undistributed earnings of foreign subsidiaries that are considered to be reinvested indefinitely.
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
The Company also assumed EECOL's Supplemental Executive Retirement Plan (SERP), which provides additional pension benefits to certain executives based on earnings, credited service, and executive service.
Liabilities and expenses for pension benefits are determined using actuarial methodologies and incorporate significant assumptions, including the interest rate used to discount the future estimated cash flows, the expected long-term rate of return on plan assets, and several assumptions relating to the employee workforce (salary increases, retirement age, and mortality).
The interest rate used to discount future estimated cash flows is determined using a high quality corporate bonds yield curve model developed with the assistance of an external actuary. The cash flows of the plans' projected benefit obligations are discounted using a single equivalent rate derived from yields on high quality corporate bonds. The yield curve model parallels the plans' projected cash flows. The discount rate used to determine benefit obligations for the Canadian pension was 4.1% in 2014. An increase in the discount rate of one quarter percent would decrease the projected benefit obligation by $5.4 million, and a decrease in the discount rate of one quarter percent would increase the projected benefit obligation by $6.1 million. The impact of a change in the discount rate of one quarter percent would be either a charge or credit of $0.4 million to earnings in the following year.
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
Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities, and outstanding indebtedness. The estimated fair value of the Company’s outstanding indebtedness described in Note 7 at December 31, 2014 and 2013 was $2,177.6 million and $2,443.9 million, respectively. The aggregate fair value of the 2021 Notes, Term Loan Facility and 2029 Debentures was approximately $1,692.8 million and $1,930.2 million at December 31, 2014 and 2013, respectively. The fair values of fixed rate facilities are estimated based upon market price quotes. The fair values of the mortgage facility, the Term Loan Facility, the Receivables Facility and the revolving credit facility (the

"Revolving Credit Facility") approximated carrying values. The fair values for these facilities are based upon market price quotes and market comparisons available for instruments with similar terms and maturities. For all remaining WESCO financial instruments, carrying values are considered to approximate fair value due to their short maturities.
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
Recently Adopted Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU updated guidance on the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This updated guidance requires entities to present unrecognized tax benefits, or a portion of unrecognized tax benefits, in the financial statements as a reduction to deferred tax assets for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with certain exceptions. This guidance is effective for interim and annual periods beginning after December 15, 2013. WESCO adopted this guidance in 2014. Adoption of this guidance did not have a material impact on WESCO's financial position, results of operations or cash flows.
Recently Issued Accounting Pronouncements
In May 2014, the FASB and International Accounting Standards Board issued a converged final standard on the recognition of revenue from contracts with customers. This updated guidance provides a framework for addressing revenue recognition issues and replaces almost all existing revenue recognition guidance in current U.S. generally accepted accounting principles. The core principle of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard will also result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively, and improve guidance for multiple-element arrangements. This guidance is effective for interim and annual periods beginning after December 15, 2016. Management has not yet evaluated the future impact of this guidance on WESCO's financial position, results of operations or cash flows.
In September 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. This ASU describes how an entity should assess its ability to meet obligations and sets disclosure requirements for how this information should be disclosed in the financial statements. The standard provides accounting guidance that will be used with existing auditing standards. The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The adoption of this guidance is not expected to have an impact on WESCO's consolidated financial statements and notes thereto.
Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to WESCO’s financial position, results of operations or cash flows.
3. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table sets forth the changes in the carrying amount of goodwill:

	Year Ended December 31
	2014	2013
	(In thousands)
Beginning balance January 1	$1,734,391	$1,777,797
Foreign currency exchange rate changes	(61,347)	(49,120)
Additions to goodwill for acquisitions	62,396	5,714
Ending balance December 31	$1,735,440	$1,734,391
WESCO has never recorded an impairment loss related to goodwill. At December 31, 2014, the estimated fair values of our reporting units were at least 25% greater than their respective carrying values.

Intangible Assets
The components of intangible assets are as follows:

	December 31, 2014				December 31, 2013
	Life	Gross Carrying Amount (1)	Accumulated Amortization (1)	Net Carrying Amount	Gross Carrying Amount (1)	Accumulated Amortization (1)	Net Carrying Amount
	(In thousands)
Intangible assets:
Trademarks	Indefinite	$104,532	$—	$104,532	$101,867	$—	$101,867
Trademarks	4-15	5,085	(594)	4,491	1,648	(218)	1,430
Non-compete agreements	2-7	295	(95)	200	—	—	—
Customer relationships	2-20	342,224	(76,267)	265,957	324,957	(48,630)	276,327
Distribution agreements	10-19	40,222	(14,340)	25,882	37,663	(11,729)	25,934
Patents	10	48,310	(19,532)	28,778	48,310	(14,701)	33,609
		$540,668	$(110,828)	$429,840	$514,445	$(75,278)	$439,167

(1)	Excludes the original cost and accumulated amortization of fully-amortized intangibles.
Amortization expense related to intangible assets totaled $39.0 million, $38.6 million and $15.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.
The following table sets forth the estimated amortization expense for intangibles for the next five years (in thousands):

Estimated
Amortization
For the year ended December 31,	Expense
2015	$37,279
2016	36,109
2017	35,205
2018	33,625
2019	32,307
WESCO has never recorded an impairment loss related to intangible assets.
4. CONCENTRATIONS OF CREDIT RISK AND SIGNIFICANT SUPPLIERS
WESCO distributes its products and services and extends credit to a large number of customers in the industrial, construction, utility, commercial, institutional, and governmental markets. Our largest supplier in 2014, 2013, and 2012 was Eaton Corporation, accounting for approximately 12% of our purchases in each year. Therefore, WESCO could potentially incur risk due to supplier concentration. Based upon WESCO’s broad customer base, the Company has concluded that it has no material credit risk as a result of customer concentration.
5. ACQUISITIONS
The following table sets forth the consideration paid for acquisitions:

Year Ended December 31	2014	2013	2012
(In thousands)
Details of acquisitions:
Fair value of assets acquired	$153,597	$—	$1,609,785
Fair value of liabilities assumed	(19,772)	—	(288,005)
Cash paid for acquisitions	$133,825	$—	$1,321,780
Supplemental cash flow disclosure related to acquisitions:
Cash paid for acquisitions	$133,825	$—	$1,321,780
Less: cash acquired	—	—	(32,100)
Cash paid for acquisitions, net of cash acquired	$133,825	$—	$1,289,680

The fair values of assets acquired and liabilities assumed were based upon preliminary calculations and valuations. Our estimates and assumptions for our preliminary purchase price allocation are subject to change as we obtain additional information for our estimates during the respective measurement periods (up to one year from the respective acquisition dates).

Acquisition of LaPrairie, Inc.
On February 1, 2014, WESCO Distribution, Inc., through its wholly-owned Canadian subsidiary, completed the acquisition of LaPrairie, Inc. ("LaPrairie"), a wholesale distributor of electrical products that services the transmission, distribution, and substation needs of utilities and utility contractors with approximately $30 million in annual sales from a single location in Newmarket, Ontario. WESCO funded the price paid at closing with cash. The purchase price was allocated to the respective assets and liabilities based upon their estimated fair values as of the acquisition date. The preliminary fair value of intangibles was determined by management and the allocation resulted in intangible assets of $11.0 million and goodwill of $8.9 million. Management believes the majority of goodwill will be deductible for tax purposes.

Acquisition of Hazmasters, Inc.
On March 17, 2014, WESCO Distribution, Inc., through its wholly-owned Canadian subsidiary, completed the acquisition of Hazmasters, Inc. ("Hazmasters"), a leading independent Canadian distributor of safety products servicing customers in the industrial, construction, commercial, institution, and government markets with approximately $80 million in annual sales from 14 branches across Canada. WESCO funded the price paid at closing with cash and borrowings under the Revolving Credit Facility. The purchase price was allocated to the respective assets and liabilities based upon their estimated fair values as of the acquisition date. The preliminary fair value of intangibles was estimated by management and the allocation resulted in intangible assets of $28.1 million and goodwill of $29.5 million, which is not deductible for tax purposes.

Acquisition of Hi-Line Utility Supply
On June 11, 2014, WESCO Distribution, Inc., completed the acquisition of Hi-Line Utility Supply ("Hi-Line"), a provider of utility MRO and safety products, as well as rubber goods testing and certification services, with approximately $30 million in annual sales from locations in Chicago, Illinois and Millbury, Massachusetts. WESCO funded the price paid at closing with cash and borrowings under our variable rate credit facilities. The purchase price was allocated to the respective assets and liabilities based upon their estimated fair values as of the acquisition date. The preliminary fair value of intangibles was estimated by management and the allocation resulted in intangible assets of $14.2 million and goodwill of $24.0 million. Management believes the majority of goodwill will be deductible for tax purposes.

For the acquisitions of LaPrairie, Hazmasters, and Hi-Line made in 2014, the intangible assets include customer relationships of $38.9 million amortized over 2 to 12 years, supplier relationships of $3.2 million amortized over 10 years, trademarks of $10.9 million, and other intangibles of $0.3 million as of December 31, 2014. Certain trademarks have been assigned an indefinite life while others are amortized over 5 years. No residual value is estimated for the intangible assets being amortized.

Acquisition of EECOL Electric Corporation
On December 14, 2012, WESCO International completed its acquisition of EECOL Electric Corporation (“EECOL”). WESCO paid at closing a cash purchase price of approximately $1.1 billion, of which $50.8 million was placed in escrow to address post-closing purchase price adjustments and potential indemnification claims. The remaining escrow was distributed to the sellers in 2014. To fund the purchase price paid at closing, WESCO and its subsidiaries borrowed $851 million under new term loans and $264 million under the Revolving Credit Facility. The Company incurred $4.0 million in acquisition costs related to the EECOL acquisition in 2012. With the acquisition of EECOL, WESCO obtained a 60% ownership in a joint venture. This entity has been consolidated. The noncontrolling interest recognized income of less than $0.1 million in 2014 and 2013, respectively.

EECOL is a full-line distributor of electrical equipment, products and services with approximately 57 locations across Canada and approximately 20 in South America. EECOL has a warehouse-based business focused on serving industrial, oil, gas, mining, utility, and commercial and residential construction customers.

The preliminary purchase price was allocated to the respective assets and liabilities based upon their estimated fair values as of the acquisition date. The fair value of the intangible assets was estimated by management and the allocation resulted in intangible assets of $301.7 million and goodwill of $676.1 million which is not deductible for tax purposes. The intangible assets include customer relationships of $246 million amortized over 20 years and trademarks of $55.7 million. Trademarks have an indefinite life and are not being amortized. No residual value is estimated for these intangible assets. The goodwill arising from the acquisition is based largely on the depth and diversity of name brand products, warehouse locations, and a highly-trained and knowledgeable workforce. The purchase price allocation was finalized in 2013 and the fair value of assets and liabilities acquired were adjusted at that time, resulting in an increase to goodwill of $5.7 million, a decrease in all other assets of $0.9 million, and a corresponding increase in liabilities of $4.8 million.

Approximately $31.5 million of the $32.1 million of cash and equivalents that was transferred to the Company was remitted back to the sellers in 2014 along with approximately $4.8 million of post-closing purchase price adjustments.

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

The operating results of EECOL have been included in WESCO's consolidated financial statements since December 14, 2012. EECOL contributed $24.1 million to 2012 net sales. Unaudited pro forma results of operations (in thousands, except per share data) for the twelve months ended December 31, 2012 are included below as if the acquisition occurred on the first day of the period. This summary of the unaudited pro forma results of operations is not necessarily indicative of what WESCO's results of operations would have been had EECOL been acquired at the beginning of 2012, nor does it purport to represent results of operations for any future periods.

Year Ended December 31	2012
(In thousands, except per share data)
Net Sales	$7,493,978
Net Income	263,149
Earnings per common share:
Basic	$6.02
Diluted	$5.15

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

6. PROPERTY, BUILDINGS AND EQUIPMENT
The following table sets forth the components of property, buildings and equipment:

	December 31,
	2014	2013
	(In thousands)
Buildings and leasehold improvements	$126,465	$135,030
Furniture, fixtures and equipment	176,302	167,842
Software costs	77,288	71,633
	380,055	374,505
Accumulated depreciation and amortization	(229,196)	(213,758)
	150,859	160,747
Land	30,818	34,714
Construction in progress	1,048	3,193
	$182,725	$198,654

Depreciation expense was $18.5 million, $18.2 million and $14.4 million, and capitalized software amortization was $10.5 million, $10.8 million and $8.1 million, in 2014, 2013 and 2012, respectively. The unamortized software cost was $24.1 million and $27.1 million as of December 31, 2014 and 2013, respectively. Furniture, fixtures and equipment include capitalized leases of $13.2 million and $11.7 million and related accumulated amortization of $7.3 million and $6.2 million as of December 31, 2014 and 2013, respectively.
7. DEBT
The following table sets forth WESCO’s outstanding indebtedness:

	As of December 31,
	2014	2013
	(In thousands)
Term Loan Facility, less debt discount of $3,110 and $3,934 in 2013 and 2012, respectively	$249,235	$296,295
Senior Notes due 2021	500,000	500,000
Accounts Receivable Securitization Facility	430,000	453,600
Revolving Credit Facility	8,000	22,558
International lines of credit	46,787	37,551
6.0% Convertible Senior Debentures due 2029, less debt discount of $167,257 and $170,752 in 2013 and 2012, respectively	177,638	174,149
Capital leases	3,891	3,505
Other notes	9	37
Total debt	1,415,560	1,487,695
Less current and short-term portion	(49,130)	(40,061)
Total long-term debt	$1,366,430	$1,447,634
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
The Term Loan Agreement provided a seven-year term loan facility (the “Term Loan Facility”), which consisted of two separate sub-facilities: (i) a Canadian sub-facility in an aggregate principal amount of CAD $150 million, issued at a 2.0% discount and (ii) a U.S. sub-facility in an aggregate principal amount of $700 million, issued at a 1.0% discount. The proceeds of the Term Loan Facility were used to finance the acquisition of EECOL, to pay fees and expenses incurred in connection with the acquisition and certain other transactions. Subject to the terms of the Term Loan Agreement, the Borrowers may request incremental term loans from time to time in an aggregate principal amount not to exceed at any time $300 million, with an equivalent principal amount in U.S. Dollars being calculated for any incremental term loan denominated in Canadian Dollars.

On November 19, 2013, the Borrowers and WESCO International entered into an amendment (the “Term Loan Amendment”) to the Term Loan Agreement. The Term Loan Amendment, among other things, reduced the applicable margin on U.S. term loans by 0.50% and the LIBOR floor applicable to the U.S. sub-facility from 1.00% to 0.75%. The modified pricing terms were effective December 13, 2013.
On November 26, 2013, WESCO Distribution sold $500 million aggregate principal amount of 5.375% Senior Notes due 2021 (the “2021 Notes”), and used the net proceeds plus excess cash to prepay $500 million under the Company's U.S. sub-facility of the Term Loan Facility (see discussion below under “5.375% Senior Notes due 2021” for additional information). The prepayment satisfied all remaining quarterly repayment obligations under the U.S. sub-facility. As a result, the Company recorded a non-cash pre-tax loss on debt extinguishment of $13.2 million in the fourth quarter of 2013. WESCO will amortize the remaining debt discount and financing costs over the life of the instrument. As of December 31, 2014, the amounts outstanding under the U.S. and Canadian sub-facilities were $174.8 million and $77.6 million, respectively.
Borrowings under the Term Loan Facility bear interest at base rates plus applicable margins. At December 31, 2014 and 2013, the interest rates on borrowings under the Canadian sub-facility and U.S. sub-facility were approximately 5.3% and 3.75%, respectively. The Canadian Borrower will pay quarterly installments of principal equal to 0.25% of the original principal amount of its term loan sub-facility, plus accrued and unpaid interest. To the extent not previously paid, the term loans will become due and payable on December 12, 2019, with any unpaid incremental term loans becoming due and payable on the respective maturity dates applicable to those incremental term loans. At any time or from time to time, the Borrowers may prepay borrowings under the Term Loan Facility in whole or in part without premium or penalty. The Borrowers' obligations under the Term Loan Facility are secured by substantially all of the assets of the Borrowers, the Company and certain of the Company's other subsidiaries; provided that, with respect to borrowings under the U.S. sub-facility, the collateral does not include assets of certain foreign subsidiaries or more than 65% of the issued and outstanding equity interests in certain foreign subsidiaries.
The Term Loan Facility contains customary affirmative and negative covenants for credit facilities of this type. The Term Loan Facility also provides for customary events of default.
5.375% Senior Notes due 2021
In November 2013, WESCO Distribution issued $500 million aggregate principal amount of 2021 Notes through a private offering exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). The 2021 Notes were issued at 100% of par and are governed by an indenture (the “Indenture”) entered into on November 26, 2013 with WESCO International and U.S. Bank National Association, as trustee. The 2021 Notes are unsecured senior obligations of WESCO Distribution and are guaranteed on a senior unsecured basis by WESCO International. The 2021 Notes bear interest at a stated rate of 5.375%, payable semi-annually in arrears on June 15 and December 15 of each year. In addition, WESCO recorded deferred financing fees related to the issuance of the 2021 Notes totaling $8.2 million, which will be amortized over the life of the notes. The 2021 Notes mature on December 15, 2021. The net proceeds of the 2021 Notes were used to prepay a portion of the U.S. Term Loan sub-facility.
Under the terms of a registration rights agreement dated as of November 26, 2013 among WESCO Distribution, Inc., WESCO International, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as the representative of the initial purchasers of the 5.375% Notes, WESCO Distribution and WESCO International agreed to register under the Securities Act notes having terms identical in all material respects to the 5.375% Notes (the “5.375% Exchange Notes”) and to make an offer to exchange the 5.375% Exchange Notes for the 5.375% Notes. WESCO Distribution launched the exchange offer on June 12, 2014 and the exchange offer closed on July 17, 2014.
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
Mortgage Financing Facility
In 2003, WESCO finalized a mortgage financing facility of $51.0 million. This facility was extinguished with repayments of $26.4 million in the first quarter of 2013. The interest rate on borrowings under this facility was fixed at 6.5%.

Accounts Receivable Securitization Facility
On September 20, 2013, WESCO Distribution and its subsidiary WESCO Receivables Corp. entered into an amendment (the “Amendment”) of the Third Amended and Restated Receivables Purchase Agreement relating to the Receivables Facility. The Amendment increased the purchase limit under the Receivables Facility from $475 million to $500 million, with the opportunity to exercise an accordion feature which permits increases in the purchase limit of up to an additional $100 million, extended the term of the Receivables Facility to September 20, 2016, and added and amended certain defined terms. The Amendment also reduced the interest rate spread and commitment fee from 1.10% to 0.95% and from 0.55% to 0.45%, respectively. Substantially all other provisions of the Receivables Facility remained unchanged.
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
As of December 31, 2014 and 2013, accounts receivable eligible for securitization totaled approximately $673.6 million and $586.4 million, respectively. The Consolidated Balance Sheets as of December 31, 2014 and 2013 include $430.0 million and $453.6 million, respectively, of account receivable balances legally sold to third parties, as well as borrowings for equal amounts. At December 31, 2014 and 2013, the interest rate on borrowings under this facility was approximately 1.0% and 1.2%, respectively.
Revolving Credit Facility
The revolving credit facility (the “Revolving Credit Facility”) was entered into pursuant to the terms and conditions of an Amended and Restated Credit Agreement, dated as of December 12, 2012 (the “Credit Agreement”), among WESCO Distribution, the other US Borrowers party thereto, WESCO Distribution Canada LP (“WESCO Canada”) and WDCC, as Canadian Borrowers, the other Loan Parties party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent. Subsequent to the acquisitions of EECOL on December 14, 2012 and Hazmasters on March 17, 2014, EECOL and Hazmasters were added as Canadian Borrowers. The Revolving Credit Facility contains an accordion feature allowing WESCO Distribution to request increases to the borrowing commitments under the Credit Facility of up to $100 million in the aggregate.
The Revolving Credit Facility matures in August 2016 and consists of two separate sub-facilities: (i) a Canadian sub-facility with a borrowing limit of up to $400 million, which is collateralized by substantially all assets of WESCO Canada, WDCC, EECOL and Hazmasters, and (ii) a U.S. sub-facility with a borrowing limit of up to $600 million less the amount of outstanding borrowings under the Canadian sub-facility. The U.S. sub-facility is collateralized by substantially all assets of WESCO Distribution and its U.S. subsidiaries other than real property and accounts receivable sold or intended to be sold pursuant to the Receivables Facility. Availability under the Revolving Credit Facility is based upon the amount of eligible inventory and receivables applied against certain advance rates. The applicable interest rate for borrowings under the Revolving Credit Facility includes interest rate spreads based on available borrowing capacity that range between 1.50% and 2.00% for LIBOR and CDOR-based borrowings and 0.50% and 1.00% for prime rate-based borrowings. The otherwise applicable interest rate is reduced by 0.25% if the Company's leverage ratio falls below a ratio of 2.5 to 1.0. At December 31, 2014, the interest rate on borrowings under this facility was approximately 2.4%.
The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type. Subject to the terms of the Credit Agreement, the Company is permitted to pay dividends, repurchase common stock or repurchase indebtedness without limitation so long as pro forma combined availability under the Revolving Credit Facility and the Receivables Facility exceeds $163.8 million and the adjusted fixed charge ratio is not less than a ratio of 1.1 to 1.0.
During 2014, WESCO borrowed $1,046.5 million in the aggregate under the Revolving Credit Facility and made repayments in the aggregate amount of $1,059.7 million. During 2013, aggregate borrowings and repayments were $833.5 million and $1,026.7 million, respectively. WESCO had $497.5 million available under the Revolving Credit facility at December 31, 2014, after giving effect to outstanding letters and international lines of credit, as compared to approximately $512.2 million at December 31, 2013.
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
International Lines of Credit
Certain foreign subsidiaries of WESCO have entered into uncommitted lines of credit, which serve as overdraft facilities, to support local operations. The maximum borrowing limit varies by facility and ranges between $2.0 million and $16.0 million. The applicable interest rate for borrowings under these lines of credit varies by country and is governed by the applicable loan agreement. The international lines of credit are renewable on an annual basis and certain facilities are fully and unconditionally guaranteed by WESCO Distribution. Accordingly, these lines directly reduce availability under the Revolving Credit Facility.
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
WESCO utilized an interest rate of 13.875% to reflect the non-convertible debt borrowing rate of its offering upon issuance, which was determined based on discussions with its financial institutions and a review of relevant market data, and resulted in a $181.2 million discount to the 2029 Debenture balance and a net increase in additional capital of $106.5 million. In addition, the financing costs related to the issuance of the 2029 Debentures were allocated between the debt and equity components. WESCO is amortizing the debt discount and financing costs over the life of the instrument. For the years ended December 31, 2014, 2013 and 2012, non-cash interest expense was $9.5 million, $9.8 million and $2.3 million, including $4.1 million, $4.3 million and $2.3 million of debt discount amortization, and the amortization of deferred financing fees of $4.4 million, $4.9 million and $2.6 million, respectively. The debt discount amortization will approximate $3.9 million in 2015, $4.4 million in 2016, $5.1 million in 2017, $5.8 million in 2018, and $6.6 million in 2019. The amortization of deferred financing fees will approximate $4.5 million in 2015, $3.9 million in 2016 and $2.5 million in 2017, 2018 and 2019, respectively.
While the 2029 Debentures accrue interest at an effective interest rate of 13.875% (as described above), the coupon interest rate of 6.0% per annum is payable in cash semi-annually in arrears on each March 15 and September 15. Beginning with the six-month period commencing September 15, 2016, WESCO International will also pay contingent interest during any six-month period in which the trading price of the 2029 Debentures for each of the five trading days ending on the second trading day immediately preceding the first day of the applicable six-month interest period equals or exceeds 120% of the principal amount of the 2029 Debentures. During any six-month period when contingent interest shall be payable, the contingent interest payable per $1,000 principal amount of 2029 Debentures will equal 0.25% of the average trading price of $1,000 principal amount of the 2029 Debentures during the five trading days ending on the second trading day immediately preceding the first day of the applicable six-month interest period. In accordance with guidance related to derivatives and hedging, the contingent interest feature of the 2029 Debentures is an embedded derivative that is not considered clearly and closely related to the host contract. The contingent interest component had no significant value at December 31, 2014 or 2013.
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
The following table sets forth the components of WESCO’s outstanding convertible debenture indebtedness:

	December 31, 2014			December 31, 2013
	Principal Balance	Discount	Net Carrying Amount	Principal Balance	Discount	Net Carrying Amount
(In thousands)
2029 Convertible Debentures	$344,895	$(167,257)	$177,638	$344,901	$(170,752)	$174,149
Covenant Compliance
WESCO was in compliance with all relevant covenants contained in its debt agreements as of December 31, 2014.
The following table sets forth the aggregate principal repayment requirements for all indebtedness for the next five years and thereafter, as of December 31, 2014:

(In thousands)
2015	$49,130
2016	440,763
2017	1,975
2018	1,712
2019	1,530
Thereafter	1,090,817
Total payments on debt	1,585,927
Debt discount on convertible debentures and term loan facility	(170,367)
Total debt	$1,415,560

WESCO’s credit agreements contain various restrictive covenants that, among other things, impose limitations on (i) dividend payments or certain other restricted payments or investments; (ii) the incurrence of additional indebtedness and guarantees; (iii) creation of liens; (iv) mergers, consolidation or sales of substantially all of WESCO’s assets; (v) certain transactions among affiliates; (vi) payments by certain subsidiaries to WESCO; and (vii) capital expenditures. In addition, the Revolving Credit Facility and Receivables Facility require WESCO to meet certain fixed charge coverage tests depending on availability or liquidity, respectively.
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

The terms of the Revolving Credit Facility and the Term Loan Agreement provide certain restrictions on declaring or paying dividends. At December 31, 2014 and 2013, no dividends had been declared and, therefore, no retained earnings were reserved for dividend payments.
Additional Capital
WESCO separately accounts for the liability and equity components of its 2029 Debentures in a manner that reflects its non-convertible debt borrowing rate. As of December 31, 2014 and 2013, the net equity included in additional capital related to the 2029 Debentures totaled $106.3 million, respectively.
9. INCOME TAXES
The following table sets forth the components of income before income taxes by jurisdiction:

	Year Ended December 31
	2014	2013	2012
		(In thousands)
United States	$326,934	$338,069	$255,700
Foreign	57,219	41,782	25,939
	$384,153	$379,851	$281,639

The following table sets forth the components of the provision (benefit) for income taxes:

	Year Ended December 31
	2014	2013	2012
		(In thousands)
Current taxes:
Federal(1)	$69,495	$48,740	$51,132
State	7,161	4,669	6,006
Foreign	27,081	29,290	5,079
Total current	103,737	82,699	62,217
Deferred taxes:
Federal	14,525	32,979	15,034
State	2,522	4,705	1,080
Foreign	(12,068)	(17,050)	1,549
Total deferred	4,979	20,634	17,663
	$108,716	$103,333	$79,880

(1)
Tax benefits related to stock-based awards and other equity instruments recorded directly to additional paid in capital totaled $5.0 million, $2.3 million and $11.3 million in 2014, 2013 and 2012, respectively.

The following table sets forth the reconciliation between the federal statutory income tax rate and the effective rate:

	Year Ended December 31
	2014	2013	2012
Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal tax benefit	1.9	2.0	1.8
Nondeductible expenses	0.7	1.0	1.0
Foreign tax rate differences	(1.4)	(0.9)	(0.9)
Tax effect of intercompany financing	(7.8)	(8.4)	(6.3)
Federal tax credits	—	(1.4)	—
Adjustment related to uncertain tax positions	(0.2)	0.5	(0.6)
Other	0.1	(0.6)	(1.6)
	28.3%	27.2%	28.4%
As of December 31, 2014, WESCO’s foreign subsidiaries had unremitted earnings of approximately $596.6 million, which would be subject to tax at the U.S. tax rate, net of applicable foreign tax credits, including $497.8 million attributable to the Company's Canadian operations. WESCO asserts that these earnings are permanently reinvested and, therefore, has not provided a deferred tax liability on these earnings. WESCO’s current plans do not require it to repatriate these earnings to fund liquidity needs in the U.S. and it intends to utilize these earnings to fund growth in foreign markets. It is not practicable for WESCO to determine the deferred tax liability associated with repatriation of these earnings as such determination involves material uncertainties about the potential extent and timing of any distributions, the availability and complexity of calculating foreign tax credits, and the potential indirect tax consequences of such distributions, including withholding taxes. However, if tax were payable at the U.S. statutory rate of 35% upon repatriation of these earnings, the unrecognized deferred tax liability would be approximately $208.8 million.
The following table sets forth deferred tax assets and liabilities:

	December 31
	2014		2013
		(In thousands)
	Assets	Liabilities	Assets	Liabilities
Accounts receivable	$3,510	$—	$2,475	$—
Inventory	—	2,517	—	4,915
Depreciation	—	13,074	—	16,751
Amortization of intangible assets	—	246,895	—	243,285
Convertible debt interest	—	139,315	—	116,819
Employee benefits	15,297	—	9,574	—
Stock based compensation	27,068	—	26,265	—
Canada royalty and management fee	25,277	—	25,270	—
Foreign tax credits	11,239	—	4,689	—
Tax loss carryforwards	25,522	—	36,796	—
Other	11,647	6,231	12,618	6,291
Total deferred taxes	$119,560	$408,032	$117,687	$388,061

As of December 31, 2014 and 2013, WESCO had deferred tax assets of $18.3 million and $30.3 million, respectively, related to Canadian net operating loss carryforwards. The year-over-year reduction in the balance of deferred tax assets related to Canadian net operating loss carryforwards is primarily due to the prospective implementation of ASU 2013-11, as discussed in Note 2 of the Notes to Consolidated Financial Statements, which requires jurisdictional netting of liabilities for unrecognized tax benefits against certain deferred tax assets. These carryforwards expire beginning in 2033 through 2034. As of December 31, 2014 and 2013, WESCO had deferred tax assets of $3.4 million and $3.8 million, respectively, related to state net operating loss carryforwards. These carryforwards expire beginning in 2019 through 2029. Additionally, WESCO had deferred tax assets of $1.6 million and $1.8 million as of December 31, 2014 and 2013, respectively, related to Mexican net operating loss carryforwards. These carryforwards expire in 2023. The Company has determined, based upon an evaluation of all available positive and negative evidence, that it more-likely-than-not will utilize these net operating loss carryforwards before expiration and, accordingly, has not recorded any valuation allowance.

The Company is under examination by tax authorities in the United States and Canada and remains subject to examination until the applicable statutes of limitation expire. The statutes of limitation for the material jurisdictions in which the Company files income tax returns remain open as follows:

United States — Federal	1996 and forward
United States — Material States	2011 and forward
Canada	2004 and forward
The statutes of limitation with respect to the Company’s 1996-2007 U.S. federal income tax returns are open by waiver only, in connection with Mutual Agreement Procedure proceedings under the income tax treaty between the U.S. and Canada. The Mutual Agreement Procedure proceedings with respect to the 1996-2003 U.S. federal income tax returns have concluded and the statute of limitation with respect to these periods is expected to close on January 31, 2016. The statute of limitation with respect to the Company’s 2008 U.S. federal income tax return is open by waiver only, in connection with Advance Pricing Agreement negotiations between the U.S. and Canada. The statute of limitation with respect to the Company’s 2009-2010 U.S. Federal income tax returns is open by waiver in connection with the IRS examination of those years.
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
The following table sets forth the reconciliation of gross unrecognized tax benefits:

	December 31,
	2014	2013	2012
	(In thousands)
Beginning balance January 1	$25,548	$21,075	$20,878
Additions based on tax positions related to the current year	69	1,573	929
Additions for tax positions of prior years	191	4,566	1,224
Additions for acquired tax positions	308	1,428	1,825
Reductions for tax positions of prior years	(5,608)	—	(85)
Settlements	(209)	(2,226)	(3,400)
Lapse in statute of limitations	(40)	(310)	(296)
Foreign currency exchange rate changes	(226)	(558)	—
Ending balance December 31	$20,033	$25,548	$21,075
The total amount of unrecognized tax benefits were $20.0 million, $25.5 million, and $21.1 million as of December 31, 2014, 2013 and 2012, respectively. The amount of unrecognized tax benefits that would affect the effective tax rate if recognized in the consolidated financial statements was $20.4 million, $25.7 million, and $21.2 million, respectively. These amounts, which primarily relate to transfer pricing adjustments made by Canada Revenue Agency, which are subject to Mutual Agreement Procedure proceedings under the U.S./Canada income tax treaty, would be offset by deferred tax expense resulting from the reversal of a deferred tax asset in the amount of $25.3 million, excluding interest, related to the correlative impact of these adjustments on the Company’s U.S. income tax liability. These amounts would be discrete items in the quarter recognized.
It is reasonably possible that the amount of unrecognized tax benefits will decrease by approximately $15.7 million within the next twelve months due to the effective settlement of uncertain tax positions related to transfer pricing adjustments made by Canada Revenue Agency or the expiration of statutes of limitation. Of this amount, approximately $13.9 million could be offset by deferred tax expense as discussed above.
The Company classifies interest related to unrecognized tax benefits as interest expense in the Consolidated Statements of Comprehensive Income. Interest expense on unrecognized tax benefits was $1.0 million and $0.6 million for 2014 and 2013, respectively. In 2012, interest income of $2.6 million was recognized, primarily as a result of a favorable IRS appeals settlement. As of December 31, 2014, 2013 and 2012, WESCO had an accrued liability of $12.7 million, $8.6 million and $8.0 million respectively, for interest expense related to unrecognized tax benefits. The Company classifies penalties related to unrecognized tax benefits as part of income tax expense. Penalties recorded as part of income tax expense were immaterial in amount in 2014, 2013, and 2012.
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
The following table sets forth the details of basic and diluted earnings per share:

	Year Ended December 31
	2014	2013	2012
(In thousands, except per share data)
Net income attributable to WESCO International, Inc.	$275,906	$276,430	$201,777
Weighted average common shares outstanding used in computing basic earnings per share	44,440	44,148	43,677
Common shares issuable upon exercise of dilutive stock-based awards	997	1,121	1,147
Common shares issuable from contingently convertible debentures (see below for basis of calculation)	7,821	7,381	6,310
Weighted average common shares outstanding and common share equivalents used in computing diluted earnings per share	53,258	52,650	51,134
Earnings per share attributable to WESCO International, Inc.
Basic	$6.21	$6.26	$4.62
Diluted	$5.18	$5.25	$3.95
The computation of diluted earnings per share attributable to WESCO International, Inc. excluded stock-settled stock appreciation rights of approximately 0.3 million as of December 31, 2014 and 2013, and 0.9 million as of December 31, 2012 at weighted average exercise prices of $84.48 per share, $66.08 per share and $64.17 per share, respectively. These amounts were excluded because their effect would have been antidilutive.
Because of WESCO’s obligation to settle the par value of the 2029 Debentures in cash, WESCO is not required to include any shares underlying the 2029 Debentures in its diluted weighted average shares outstanding until the average stock price per share for the period exceeds the conversion price of the 2029 Debentures. At such time, only the number of shares that would be issuable (under the treasury stock method of accounting for share dilution) will be included, which is based upon the amount by which the average stock price exceeds the conversion price. The conversion price of the 2029 Debentures is $28.87. Share dilution is limited to a maximum of 11,948,301 shares for the 2029 Debentures. For the periods ended December 31, 2014, 2013, and 2012, the effect of the 2029 Debentures on diluted earnings per share attributable to WESCO International, Inc. was a decrease of $0.89, $0.86, and $0.56, respectively.
11. EMPLOYEE BENEFIT PLANS
Defined Contribution Plans
A majority of WESCO’s employees are covered by defined contribution retirement savings plans for their service rendered subsequent to WESCO’s formation. WESCO also offers a deferred compensation plan for select individuals. For U.S. participants, WESCO will make contributions in an amount equal to 50% of the participant’s total monthly contributions up to a maximum of 6% of eligible compensation. For Canadian participants, WESCO will make contributions in an amount ranging from 1% to 7% of the participant’s eligible compensation based on years of continuous service. In addition, employer contributions may be made at the discretion of the Board of Directors. A discretionary employer contributions charge of $9.7 million was incurred in 2014. For the years ended December 31, 2014, 2013 and 2012, WESCO incurred charges of $28.3 million, $22.1 million, and $31.8 million, respectively, for all such plans. Contributions are made in cash to employee retirement savings plan accounts. Employees then have the option to transfer balances allocated to their accounts into any of the available investment options, including WESCO common stock.
Defined Benefit Plans
In connection with the December 14, 2012 acquisition of EECOL discussed in Note 5, the Company assumed a contributory defined benefit plan (the "Plan") covering all employees of EECOL. The Plan provides retirement benefits based on earnings and credited service, and participants may contribute 2% of their earnings to the Plan. Participants become 100% vested after two years of continuous service.

The Company also assumed EECOL's Supplemental Executive Retirement Plan (SERP), which provides additional pension benefits to certain executives based on earnings, credited service and executive service. Participants in the SERP are vested after two years of continuous service and may contribute 4% of their earnings to the SERP.

     The following tables present the changes in benefit obligations, plan assets and funded status for the pension plans and the components of net periodic pension cost.

	Year Ended December 31
(In thousands)	2014	2013
Accumulated Benefit Obligation (ABO) at December 31	$70,594	$74,196

Change in Projected Benefit Obligation (PBO)
PBO at beginning of year	$96,860	$103,466
Service cost	3,610	4,082
Interest cost	4,600	4,556
Participant contributions	857	946
Actuarial loss (gain), including assumption changes	12,791	(5,505)
Benefits paid	(4,125)	(3,754)
Foreign currency exchange rate changes	(8,268)	(6,931)
PBO at end of year	$106,325	$96,860

Change in Plan Assets
Fair value of plan assets at beginning of year	$87,606	$61,450
Actual return on plan assets	11,042	8,515
Participant contributions	857	946
Employer contributions	2,310	24,543
Benefits paid	(4,125)	(3,754)
Foreign currency exchange rate changes	(7,348)	(4,094)
Fair value of plan assets at end of year	$90,342	$87,606

Funded Status	$(15,983)	$(9,254)

Amounts Recognized in the Consolidated Balance Sheets
Current liabilities	$(422)	$(460)
Noncurrent liabilities	(15,561)	(8,794)
Net amount recognized	$(15,983)	$(9,254)

Amounts Recognized in Accumulated Other Comprehensive Loss
Net actuarial gain	$(2,828)	$(10,331)
Prior service cost	—	—
Total net amount recognized, before tax effect	$(2,828)	$(10,331)

	Year Ended December 31
(In thousands)	2014	2013
Components of Net Periodic Pension Cost
Service cost	$3,610	$4,082
Interest cost	4,600	4,556
Expected return on plan assets	(5,408)	(4,103)
Recognized actuarial gain	(55)	—
Net periodic pension cost	$2,747	$4,535

Other Changes in Plan Assets and PBO Recognized in Accumulated Other Comprehensive Loss
Net actuarial loss (gain)	$7,448	$(9,917)
Amortization of unrecognized net actuarial gain	55	—
Total net amount recognized, before tax effect	$7,503	$(9,917)

Total recognized in net periodic pension cost and accumulated other comprehensive loss	$10,250	$(5,382)

The following weighted-average actuarial assumptions were used to determine benefit obligations at December 31:

	2014		2013
	Pension Plan	SERP	Pension Plan	SERP
Discount rate	4.1%	4.1%	4.9%	4.9%
Rate of compensation increase	4.0%	4.0%	4.0%	4.0%

The following weighted-average actuarial assumptions were used to determine net periodic pension costs at January 1:

	Year Ended December 31
	2014		2013
	Pension Plan	SERP	Pension Plan	SERP
Discount rate	4.9%	4.9%	4.5%	4.5%
Expected long-term return on assets	6.4%	n/a	6.3%	n/a
Rate of compensation increase	4.0%	4.0%	4.0%	4.0%

The following benefit payments, which reflect expected future service, are expected to be paid:

Years ending December 31 (In thousands)
2015	$2,243
2016	2,334
2017	2,451
2018	2,512
2019	2,793
2020-2024	19,850

The Company expects to contribute approximately $2.9 million to the plans in 2015.

The Company's pension plan weighted asset allocations as of December 31, 2014 by asset category are as follows:

	December 31
	2014	2013
Asset Category
Equity securities	55.9%	57.1%
Debt securities	44.1%	42.9%
Total	100.0%	100.0%
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
The following tables set forth the fair value of plan assets classified under the appropriate level of fair value hierarchy:

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Equity securities	$—	$50,546	$—	$50,546
Debt securities	335	39,461	—	39,796
Total investments	$335	$90,007	$—	$90,342

	December 31, 2013
	Level 1		Level 2		Level 3	Total
Equity securities	$—	50,023	$—	—	$50,023	$50,023
Debt securities	389	37,194	—	389	37,194	37,583
Total investments	$389		$—		$87,217	$87,606

12. STOCK-BASED COMPENSATION
WESCO has sponsored four stock-based compensation plans: the 1999 Long-Term Incentive Plan, as amended and restated (“LTIP”), the 1998 Stock Option Plan, the Stock Option Plan for Branch Employees and the 1994 Stock Option Plan. The LTIP was designed to be the successor plan to all prior plans. Any shares remaining reserved for future issuance under the prior plans are available for issuance under the LTIP. The LTIP and predecessor plans are administered by the Compensation Committee of the Board of Directors.
On May 30, 2013, the Company renewed and restated the LTIP, increasing the maximum number of shares of common stock that may be issued under the plan by 1.6 million shares to 4.0 million. Under the LTIP, the total number of shares of Common Stock authorized to be issued under the LTIP will be reduced by 1 share of Common Stock for every 1 share that is subject to an option or stock appreciation right granted under the LTIP on or after May 30, 2013, and 1.83 shares of Common Stock for every 1 share that was subject to an award other than an option or stock appreciation right granted on or after May 30, 2013. As of December 31, 2014, 3.6 million shares of common stock were reserved under the LTIP for future equity award grants.
Except for the performance-based award, awards granted vest and become exercisable once criteria based on time is achieved. Performance-based awards vest based on market or performance conditions. All awards vest immediately in the event of a change in control. Each award terminates on the tenth anniversary of its grant date unless terminated sooner under certain conditions.
WESCO recognized $14.8 million, $15.9 million and $15.1 million of non-cash stock-based compensation expense, which is included in selling, general and administrative expenses, in 2014, 2013 and 2012, respectively. As of December 31, 2014, there was $17.1 million of total unrecognized compensation expense related to non-vested stock-based compensation arrangements for all awards previously made of which approximately $10.6 million is expected to be recognized in 2015, $5.8 million in 2016 and $0.7 million in 2017.
The total intrinsic value of awards exercised during the years ended December 31, 2014, 2013, and 2012 was $25.2 million, $23.4 million, and $41.1 million, respectively. The total amount of cash received from the exercise of options was $0.8 million, less than $0.1 million, and $3.2 million during the years ended December 31, 2014, 2013, and 2012, respectively. The tax benefit associated with the exercise of stock-based awards totaled $9.4 million, $8.4 million, and $11.4 million in 2014, 2013, and 2012, respectively. WESCO uses the direct only method and tax law ordering approach to calculate the tax effects of stock-based compensation. The tax benefit was recorded as a credit to additional paid-in capital.

The following table sets forth a summary of both stock options and stock appreciation rights and related information for the years indicated:

	2014				2013		2012
	Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (In thousands)	Awards	Weighted Average Exercise Price	Awards	Weighted Average Exercise Price
Beginning of year	2,715,651	$45.93			3,142,021	$45.40	4,266,533	$39.64
Granted	274,508	85.35			253,999	72.26	257,932	64.12
Exercised	(485,469)	41.58			(659,872)	53.08	(1,340,986)	30.54
Cancelled	(23,945)	70.30			(20,497)	61.26	(41,458)	49.96
End of year	2,480,745	50.91	5.2	$65,238	2,715,651	45.93	3,142,021	45.40
Exercisable at end of year	1,980,767	$44.06	4.4	$63,696	2,192,800	$40.94	2,450,391	$43.16

WESCO granted the following stock-settled stock appreciation rights at the following weighted average assumptions:

	2014	2013	2012
Stock-settled appreciation rights granted	274,508	253,999	257,932
Risk free interest rate	1.5%	0.9%	0.9%
Expected life (in years)	5	5	5
Expected volatility	39%	50%	50%
The following table sets forth a summary of time-based restricted stock units and related information for the year ended December 31, 2014:

	Awards	Weighted Average Fair Value
Unvested at December 31, 2013	184,746	$66.08
Granted	63,117	85.32
Vested	(51,287)	60.85
Forfeited	(11,119)	69.52
Unvested at December 31, 2014	185,457	$73.87
The weighted average fair value per stock-settled appreciation right granted was $30.64, $31.34 and $27.89 for the years ended December 31, 2014, 2013 and 2012, respectively. The weighted average fair value per restricted stock unit granted was $85.32, $72.15 and $64.27 for the years ended December 31, 2014, 2013 and 2012, respectively.
The following table sets forth a summary of performance-based awards for the year ended December 31, 2014:

	Awards	Weighted Average Fair Value
Unvested at December 31, 2013	92,484	$76.98
Granted	44,046	86.65
Vested	—	—
Forfeited	(6,526)	77.87
Unvested at December 31, 2014	130,004	$80.21
The unvested performance-based awards at December 31, 2014 includes 65,002 market-based performance awards. The number of shares that vest from these awards will be dependent upon WESCO's total stockholder return over a three-year period in relation to the total stockholder return of a select group of peer companies. These awards are valued based upon a Monte Carlo simulation model. The probability of meeting the market criteria was considered when calculating the estimated fair market value on the date of grant. These awards were accounted for as awards with market conditions, which are recognized over the service period, regardless of whether the market conditions are achieved and the awards ultimately vest.
The fair value of the performance shares based on total stockholder return granted during the year ended December 31, 2014 were estimated using the following weighted-average assumptions:

Weighted Average Assumptions
Grant date share price	$87.95
WESCO expected volatility	35.4%
Peer group median volatility	28.7%
Risk-free interest rate	0.62%
Correlation	103.1%
Vesting of the remaining 65,002 shares of performance-based awards in the table above will be dependent upon the three-year average growth rate of WESCO's net income. The fair value of these awards is based upon the grant-date closing price of WESCO's common stock. These awards were accounted for as awards with performance conditions, accordingly stock-based compensation expense is recognized over the performance period and considers the probability that the performance targets will be achieved.
13. COMMITMENTS AND CONTINGENCIES
Future minimum rental payments required under operating leases, primarily for real property that have noncancelable lease terms in excess of one year as of December 31, 2014, are as follows:

(In thousands)
2015	$67,168
2016	57,438
2017	48,187
2018	38,532
2019	27,585
Thereafter	77,363
Rental expense for the years ended December 31, 2014, 2013 and 2012 was $63.2 million, $60.0 million and $50.0 million, respectively.
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
As initially reported in our 2008 Annual Report on Form 10-K, WESCO is a defendant in a lawsuit filed in a state court in Indiana in which a customer, ArcelorMittal Indiana Harbor, Inc. (“AIH”), alleges that the Company sold defective products to AIH in 2004 that were supplied to the Company by others. The lawsuit sought monetary damages in the amount of approximately $50 million. On February 14, 2013, the jury returned a verdict in favor of AIH and awarded damages in the amount of approximately $36.1 million, and judgment was entered on the jury's verdict. As a result, the Company recorded a $36.1 million charge to selling, general and administrative expenses in 2012. The Company disputes this outcome and filed a post-trial motion challenging the verdict alleging various errors that occurred during trial. The Company received letters from its insurers confirming insurance coverage of the matter and recorded a receivable in the quarter ended March 31, 2013 in an amount equal to the previously recorded liability. AIH also filed a post-trial motion asking the court to award additional amounts to AIH, including prejudgment and post-judgment interest. The Court denied the Company's post-trial motion on June 28, 2013 and granted in part AIH's motion, awarding prejudgment interest in the amount of $3.9 million and ordering post-judgment interest to accrue on the entire judgment at 8% per annum. In the quarter ended June 30, 2013, the Company received letters from its insurers confirming insurance coverage of all prejudgment and post-judgment interest related to the matter. Final judgment was entered by the court on July 16, 2013, and the Company is appealing the judgment. On November 10, 2014, the Indiana Court of Appeals reversed the prejudgment interest award, but otherwise affirmed the underlying judgment. A petition for further review of the case has been filed with the Indiana Supreme Court, which has discretion to decide whether it will consider the case or not. As of December 31, 2014, a liability and a corresponding receivable in the amount of $9.5 million has been recorded by the Company in the Consolidated Balance Sheets within other current liabilities and other accounts receivable, respectively, for the prejudgment interest of $3.9 million and the post-judgment interest of $5.6 million that has accrued in connection with this matter. The judgment may increase or decrease based on the outcome of the appellate proceedings that cannot be predicted with certainty.
WESCO is subject to the laws and regulations of states and other jurisdictions concerning the identification, reporting and escheatment (the transfer of property to the state) of unclaimed or abandoned funds, and is subject to audit and examination for compliance with these requirements. WESCO Distribution, Inc. is currently undergoing a compliance audit in the State of Delaware concerning the identification, reporting and escheatment of unclaimed or abandoned property. A third party auditor is conducting the audit on behalf of the State, and the Company has been working with an outside consultant during the audit process and in discussions with the auditors. The Company is defending the audit, the outcome of which cannot be predicted with certainty at this time. After the third party auditor completes its field work, it is expected to issue preliminary findings for review by the Company and the State, and thereafter the auditor is expected to issue a final report of examination. If the Company and State do not reach resolution after further discussion, the State issues a demand for payment, which the Company may either agree to pay or appeal, in full or in part. The Company has recorded a liability for unclaimed property based on the facts currently known to the Company.
In October 2014, WESCO was notified that the New York County District Attorney’s Office is conducting a criminal investigation involving minority and disadvantaged business contracting practices in the construction industry in New York City and that various contractors, minority and disadvantaged business firms, and their material suppliers, including the Company, are a part of this investigation. The Company has commenced an internal review of this matter and intends to cooperate with the government investigation. The Company cannot predict the outcome or impact of the matter at this time, but could be subject to fines, penalties or other adverse consequences. Based on the facts currently known to the Company, it cannot reasonably estimate a range of exposure to potential liability at this time.
14. SEGMENTS AND RELATED INFORMATION
WESCO provides distribution of product and services through its four operating segments which have been aggregated as one reportable segment. WESCO has over 250,000 unique product stock keeping units and markets more than 1,000,000 products for customers. There were no material amounts of sales or transfers among geographic areas and no material amounts of export sales.
WESCO attributes revenues from external customers to individual countries on the basis of the point of sale. The following table sets forth information about WESCO by geographic area:

	Net Sales Year Ended December 31,						Long-Lived Assets December 31,
	2014		2013		2012		2014	2013	2012
(In thousands)
United States	$5,618,240	71%	$5,275,275	70%	$5,215,849	79%	$127,670	$137,904	$144,947
Canada	1,899,173	24%	1,882,313	25%	1,084,109	17%	80,080	93,642	100,366
Mexico	95,585	1%	90,152	1%	92,370	1%	442	615	532
Subtotal North American Operations	7,612,998		7,247,740		6,392,328		208,192	232,161	245,845
Other International	276,628	4%	265,602	4%	186,973	3%	8,213	11,115	6,047
Total	$7,889,626		$7,513,342		$6,579,301		$216,405	$243,276	$251,892

The following table sets forth sales information about WESCO’s sales by product category:

Year Ended December 31,	2014	2013	2012
(percentages based on total sales)
General and Industrial Supplies	40%	40%	36%
Wire, Cable and Conduit	16%	16%	17%
Data and Broadband Communications	14%	14%	15%
Power Distribution Equipment	11%	11%	13%
Lighting and Controls	10%	10%	9%
Control, Automation and Motors	9%	9%	10%

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
Condensed consolidating financial information for WESCO International, WESCO Distribution, Inc. and the non-guarantor subsidiaries is as follows:

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS

	December 31, 2014
	(In thousands)
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Cash and cash equivalents	$—	$32,508	$95,811	$—	$128,319
Trade accounts receivable, net	—	—	1,117,420	—	1,117,420
Inventories, net	—	373,938	445,564	—	819,502
Other current assets	12	144,282	147,268	(6,465)	285,097
Total current assets	12	550,728	1,806,063	(6,465)	2,350,338
Intercompany receivables, net	—	—	1,806,215	(1,806,215)	—
Property, buildings and equipment, net	—	56,735	125,990	—	182,725
Intangible assets, net	—	4,733	425,107	—	429,840
Goodwill and other intangibles, net	—	246,771	1,488,669	—	1,735,440
Investments in affiliates and other noncurrent assets	3,304,914	3,828,727	—	(7,133,641)	—
Other noncurrent assets	4,083	12,844	39,167	—	56,094
Total assets	$3,309,009	$4,700,538	$5,691,211	$(8,946,321)	$4,754,437

Accounts payable	$—	$445,680	$319,455	$—	$765,135
Short-term debt	—	—	46,787	—	46,787
Other current liabilities	12,465	113,746	132,204	(6,465)	251,950
Total current liabilities	12,465	559,426	498,446	(6,465)	1,063,872
Intercompany payables, net	1,168,366	637,849	—	(1,806,215)	—
Long-term debt	177,638	683,407	505,385	—	1,366,430
Other noncurrent liabilities	21,888	232,544	141,538	—	395,970
Total WESCO International stockholders’ equity	1,928,652	2,587,312	4,546,329	(7,133,641)	1,928,652
Noncontrolling interest	—	—	(487)	—	(487)
Total liabilities and stockholders’ equity	$3,309,009	$4,700,538	$5,691,211	$(8,946,321)	$4,754,437

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS (continued)

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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year ended December 31, 2014
	(In thousands)
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net sales	$—	$3,557,839	$4,446,139	$(114,352)	$7,889,626
Cost of goods sold	—	2,848,413	3,544,523	(114,352)	6,278,584
Selling, general and administrative expenses	9	557,596	519,203	—	1,076,808
Depreciation and amortization	—	19,084	48,933	—	68,017
Results of affiliates’ operations	292,845	231,174	—	(524,019)	—
Interest expense, net	24,472	74,653	(17,061)	—	82,064
Provision for income taxes	(7,072)	16,446	99,342	—	108,716
Net income	275,436	272,821	251,199	(524,019)	275,437
Less: Net loss attributable to noncontrolling interest	—	—	(469)	—	(469)
Net income attributable to WESCO International, Inc.	$275,436	$272,821	$251,668	$(524,019)	$275,906
Comprehensive income:
Foreign currency translation adjustment	(120,293)	(120,293)	(120,293)	240,586	(120,293)
Post retirement benefit plan adjustments	(5,056)	(5,056)	(5,056)	10,112	(5,056)
Comprehensive income attributable to WESCO International, Inc.	$150,087	$147,472	$126,319	$(273,321)	$150,557

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (continued)

	Year ended December 31, 2013
	(In thousands)
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net sales	$—	$3,386,043	$4,253,666	$(126,367)	$7,513,342
Cost of goods sold	—	2,700,692	3,393,567	(126,367)	5,967,892
Selling, general and administrative expenses	29	485,575	511,206	—	996,810
Depreciation and amortization	—	18,331	49,311	—	67,642
Results of affiliates’ operations	294,137	207,630	—	(501,767)	—
Interest expense, net	23,918	75,294	(13,605)	—	85,607
Loss on debt extinguishment	—	13,225	—	—	13,225
Loss on sale of Argentina business	—	—	2,315	—	2,315
Provision for income taxes	(6,327)	25,657	84,003	—	103,333
Net income	276,517	274,899	226,869	(501,767)	276,518
Less: Net income attributable to noncontrolling interest	—	—	88	—	88
Net income attributable to WESCO International, Inc.	$276,517	$274,899	$226,781	$(501,767)	$276,430
Comprehensive income:
Foreign currency translation adjustment	(83,172)	(83,172)	(83,172)	166,344	(83,172)
Post retirement benefit plan adjustments	7,673	7,673	7,673	(15,346)	7,673
Comprehensive income attributable to WESCO International, Inc.	$201,018	$199,400	$151,282	$(350,769)	$200,931

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (continued)

	Year ended December 31, 2012
	(In thousands)
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net sales	$—	$3,442,714	$3,265,007	$(128,420)	$6,579,301
Cost of goods sold	—	2,738,941	2,637,334	(128,420)	5,247,855
Selling, general and administrative expenses	59	593,400	367,555	—	961,014
Depreciation and amortization	—	15,208	22,353	—	37,561
Results of affiliates’ operations	218,398	168,876	—	(387,274)	—
Interest expense, net	23,163	46,864	(22,265)	—	47,762
Loss on debt extinguishment	—	3,470	—	—	3,470
Provision for income taxes	(6,583)	13,846	72,617	—	79,880
Net income	$201,759	$199,861	$187,413	$(387,274)	$201,759
Less: Net loss attributable to noncontrolling interest	—	—	(18)	—	(18)
Net income attributable to WESCO International, Inc.	$201,759	$199,861	$187,431	$(387,274)	$201,777
Comprehensive income:
Foreign currency translation adjustment	(9,013)	(9,013)	(9,013)	18,026	(9,013)
Comprehensive income attributable to WESCO International, Inc.	$192,746	$190,848	$178,418	$(369,248)	$192,764

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year ended December 31, 2014
	(In thousands)
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net cash provided by operating activities	$820	$51,738	$198,598	$—	$251,156
Investing activities:
Capital expenditures	—	(13,717)	(6,831)	—	(20,548)
Acquisition payments	—	(42,226)	(96,404)	—	(138,630)
Proceeds from sale of assets	—	—	14,991	—	14,991
Advances to subsidiaries and other	—	141	—	(141)	—
Net cash used in investing activities	—	(55,802)	(88,244)	(141)	(144,187)
Financing activities:
Proceeds from issuance of debt	6,517	798,315	441,573	(6,517)	1,239,888
Repayments of debt	(6,658)	(790,315)	(541,080)	6,658	(1,331,395)
Other	(679)	(3,123)	(181)	—	(3,983)
Net cash provided provided by (used) financing activities	(820)	4,877	(99,688)	141	(95,490)
Effect of exchange rate changes on cash and cash equivalents	—	—	(6,885)	—	(6,885)
Net change in cash and cash equivalents	—	813	3,781	—	4,594
Cash and cash equivalents at the beginning of year	—	31,695	92,030	—	123,725
Cash and cash equivalents at the end of period	$—	$32,508	$95,811	$—	$128,319

	Year ended December 31, 2013
	(In thousands)
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net cash (used) provided by operating activities	$(10,716)	$209,501	$116,356	$—	$315,141
Investing activities:
Capital expenditures	—	(16,728)	(11,097)	—	(27,825)
Proceeds from sale of assets	—	—	10,807	—	10,807
Advances to subsidiaries and other	—	(14,945)	(1,205)	14,945	(1,205)
Net cash used in investing activities	—	(31,673)	(1,495)	14,945	(18,223)
Financing activities:
Proceeds from issuance of debt	14,945	1,143,604	359,247	(14,945)	1,502,851
Repayments of debt	—	(1,327,916)	(412,561)	—	(1,740,477)
Other	(4,229)	(14,096)	(1,568)	—	(19,893)
Net cash provided (used) by financing activities	10,716	(198,408)	(54,882)	(14,945)	(257,519)
Effect of exchange rate changes on cash and cash equivalents	—	—	(1,773)	—	(1,773)
Net change in cash and cash equivalents	—	(20,580)	58,206	—	37,626
Cash and cash equivalents at the beginning of year	—	52,275	33,824	—	86,099
Cash and cash equivalents at the end of period	$—	$31,695	$92,030	$—	$123,725

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (continued)

	Year ended December 31, 2012
	(In thousands)
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net cash (used) provided by operating activities	$(19,476)	$680,813	$(373,153)	$—	$288,184
Investing activities:
Capital expenditures	—	(18,697)	(4,387)	—	(23,084)
Acquisition payments	—	(142,483)	(1,146,997)	—	(1,289,480)
Advances to subsidiaries and other	—	(1,164,221)	1,558	1,164,221	1,558
Net cash used in investing activities	—	(1,325,401)	(1,149,826)	1,164,221	(1,311,006)
Financing activities:
Proceeds from issuance of debt	17,224	1,145,300	2,326,063	(1,164,221)	2,324,366
Repayments of debt	—	(469,244)	(784,755)	—	(1,253,999)
Other	2,252	(23,605)	(4,966)	—	(26,319)
Net cash provided by financing activities	19,476	652,451	1,536,342	(1,164,221)	1,044,048
Effect of exchange rate changes on cash and cash equivalents	—	—	1,004	—	1,004
Net change in cash and cash equivalents	—	7,863	14,367	—	22,230
Cash and cash equivalents at the beginning of year	—	44,412	19,457	—	63,869
Cash and cash equivalents at the end of period	$—	$52,275	$33,824	$—	$86,099
The Company revised its condensed consolidating balance sheet as of December 31, 2013 to appropriately present current and non-current deferred tax balances as well as current taxes refundable/payable in accordance with ASC 740, "Income Taxes". Specifically, other noncurrent assets and other noncurrent liabilities each increased by $24.7 million at December 31, 2013. Additionally, other current assets increased by $7.1 million with a corresponding increase to other current liabilities of $7.1 million at December 31, 2013. All of these revisions impacted the non-guarantor subsidiaries in the December 31, 2013 consolidating balance sheet above.
The Company revised its condensed consolidating statements of income and comprehensive income for interest expense related to intercompany borrowings, increasing interest expense of WESCO Distribution by $29.2 million and decreasing interest expense of non-guarantor subsidiaries by $29.2 million for the year ended December 31, 2012. In addition, the Company revised its methodology for allocating income tax expense, resulting in a decrease in income tax expense of WESCO International by $17.1 million, a decrease in income tax expense of WESCO Distribution by $9.6 million and an increase in income tax expense of non-guarantor subsidiaries by $26.7 million for the year ended December 31, 2012.
The impact of the revisions noted above, which the Company has determined is not material to the consolidated financial statements taken as a whole, did not have any impact on the consolidated amounts previously reported, nor did they impact the Company's obligations under the 2029 Debentures.

16. SELECTED QUARTERLY FINANCIAL DATA (unaudited)
The following table sets forth selected quarterly financial data for the years ended December 31, 2014 and 2013:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2014
Net Sales	$1,810,825	$2,005,165	$2,078,150	$1,995,486
Cost of goods sold	1,436,032	1,593,437	1,655,787	1,593,328
Income from operations	92,959	115,833	133,248	124,177
Income before income taxes	72,271	95,496	112,450	103,936
Net income	51,855	68,787	80,818	73,977
Net income attributable to WESCO International, Inc.	51,905	68,802	80,816	74,383
Basic earnings per share attributable to WESCO International, Inc.(A)	1.17	1.55	1.82	1.67
Diluted earnings per share attributable to WESCO International, Inc.(B)	0.97	1.29	1.52	1.40

2013
Net Sales	$1,808,059	$1,893,953	$1,931,260	$1,880,070
Cost of goods sold	1,426,979	1,501,403	1,535,609	1,503,901
Income from operations	136,907	109,891	123,646	110,554
Income before income taxes	114,981	88,122	100,027	76,721
Net income	84,094	65,351	69,118	57,955
Net income attributable to WESCO International, Inc.	83,989	65,285	69,162	57,994
Basic earnings per share attributable to WESCO International, Inc.(A)	1.91	1.48	1.57	1.31
Diluted earnings per share attributable to WESCO International, Inc.(B)	1.60	1.25	1.32	1.09

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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the updated framework in Internal Control — Integrated Framework (2013) (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission on May 14, 2013. Based on our evaluation under the 2013 Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
Changes in Internal Control Over Financial Reporting
During the last fiscal quarter of 2014, there were no changes in the Company’s internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information set forth under the captions “Board of Directors” and “Executive Officers” in our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders is incorporated herein by reference.
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
The information required by Item 10 that relates to our Directors and executive officers is incorporated by reference from the information appearing under the captions “Corporate Governance”, “Board and Committee Meetings” and “Security Ownership” in our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders that is to be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year on December 31, 2014.
Item 11. Executive Compensation.
The information set forth under the captions “Compensation Discussion and Analysis” and “Director Compensation” in our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information set forth under the caption “Security Ownership” in our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders is incorporated herein by reference.
The following table provides information as of December 31, 2014 with respect to the shares of our common stock that may be issued under our existing equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	2,796,206	$44.06	3,556,251
Equity compensation plans not approved by security holders	—	—	—
Total	2,796,206	$44.06	3,556,251
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information set forth under the captions “Transactions with Related Persons” and “Corporate Governance” in our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
The information set forth under the caption “Independent Registered Public Accounting Firm Fees and Services” in our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders is incorporated herein by reference.

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
Incorporated by reference to Exhibit 10.1 to WESCO’s Current Report on Form 8-K, dated April 13, 2009

10.13	First Amendment to the Third Amended and Restated Receivables Purchase Agreement, dated as of August 31, 2009.	Incorporated by reference to Exhibit 10.4 to WESCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009

10.14	Second Amendment to the Third Amended and Restated Receivables Purchase Agreement, dated as of September 7, 2010.	Incorporated by reference to Exhibit 10.1 to WESCO’s Current Report on Form 8-K, dated September 7, 2010

10.15	Third Amendment to the Third Amended and Restated Receivables Purchase Agreement, dated as of December 16, 2010.	Incorporated by reference to Exhibit 10.1 to WESCO’s Current Report on Form 8-K, dated December 16, 2010

10.16	Fourth Amendment to the Third Amended and Restated Receivables Purchase Agreement, dated as of August 22, 2011.	Incorporated by reference to Exhibit 10.2 to WESCO's Current Report on Form 8-K dated August 24, 2011

10.17	Fifth Amendment to the Third Amended and Restated Receivables Purchase Agreement, dated as of July 31, 2012.	Incorporated by reference to Exhibit 10.23 to WESCO's Annual Report on Form 10-K for the year ended December 31, 2012

Exhibit No.	Description of Exhibit	Prior Filing or Sequential Page Number
10.18	Sixth Amendment to the Third Amended and Restated Receivables Purchase Agreement, dated as of October 9, 2012.	Incorporated by reference to Exhibit 10.24 to WESCO's Annual Report on Form 10-K for the year ended December 31, 2012

10.19	Seventh Amendment to the Third Amended and Restated Receivables Purchase Agreement, dated December 11, 2012.	Incorporated by reference to Exhibit 10.3 to WESCO’s Current Report on Form 8-K, dated December 17, 2012

10.20	Amended and Restated Employment Agreement, dated as of September 1, 2009, between WESCO International Inc. and John J. Engel.	Incorporated by reference to Exhibit 10.2 to WESCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009

10.21	Amended and Restated Employment Agreement, dated as of September 1, 2009, between WESCO International Inc. and Stephen A. Van Oss.	Incorporated by reference to Exhibit 10.3 to WESCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009

10.22	Term Sheet, dated January 15, 2010, memorializing terms of employment of Diane Lazzaris by WESCO International, Inc.	Incorporated by reference to Exhibit 10.28 to WESCO’s Annual Report on Form 10-K for the year ended December 31, 2009

10.23	Term Sheet, dated June 18, 2010, memorializing terms of employment of Kimberly Windrow by WESCO International, Inc.	Incorporated by reference to Exhibit 10.1 to WESCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010

10.24	Notice of Performance Share Award under the WESCO International, Inc. 1999 Long-Term Incentive Plan.	Incorporated by reference to Exhibit 10.1 to WESCO’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012

10.25	Term Sheet, dated May 24, 2012, memorializing terms of employment of Kenneth Parks by WESCO International, Inc.	Incorporated by reference to Exhibit 10.1 to WESCO's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

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

Incorporated by reference to Exhibit 10.31 to WESCO's Annual Report on Form 10-K for the year ended December 31, 2013

10.32	Form of Non-Employee Director Restricted Stock Unit Agreement.	Incorporated by reference to Exhibit 10.32 to WESCO's Annual Report on Form 10-K for the year ended December 31, 2013

10.33	Form of Stock Appreciation Rights Agreement for Employees.	Filed herewith

10.34	Form of Restricted Stock Unit Agreement For Employees.	Filed herewith

10.35	Notice of Performance Share Award Under the WESCO International, Inc. 1999 Long-Term Incentive Plan, as amended May 30, 2013.	Filed herewith

10.36
Second Amendment to Amended and Restated Credit Agreement, dated as of July 17, 2014 among WESCO Distribution, Inc., the other U.S. Borrowers party thereto, WESCO Distribution Canada LP, WDC Enterprises Inc., and EECOL Electric Corp., as Canadian Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent, and JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent, and the other Loan Parties and Lenders party thereto.
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

WESCO INTERNATIONAL, INC.
By:	/s/ JOHN J. ENGEL
	Name:	John J. Engel
	Title:	Chairman, President and Chief Executive Officer
	Date:	February 24, 2015

WESCO INTERNATIONAL, INC.
By:	/s/ KENNETH S. PARKS
	Name:	Kenneth S. Parks
	Title:	Senior Vice President and Chief Financial Officer
	Date:	February 24, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN J. ENGEL	Chairman, President and Chief Executive Officer	February 24, 2015
John J. Engel	(Principal Executive Officer)

/s/ KENNETH S. PARKS	Senior Vice President and Chief Financial Officer	February 24, 2015
Kenneth S. Parks	(Principal Financial and Accounting Officer)

/s/ SANDRA BEACH LIN	Director	February 24, 2015
Sandra Beach Lin

/s/ BOBBY J. GRIFFIN	Director	February 24, 2015
Bobby J. Griffin

/s/ JOHN K. MORGAN	Director	February 24, 2015
John K. Morgan

/s/ STEPHEN A. RAYMUND	Director	February 24, 2015
Steven A. Raymund

/s/ JAMES L. SINGLETON	Director	February 24, 2015
James L. Singleton

/s/ ROBERT J. TARR, JR.	Director	February 24, 2015
Robert J. Tarr, Jr.

/s/ LYNN M. UTTER	Director	February 24, 2015
Lynn M. Utter

/s/ STEPHEN A. VAN OSS	Director	February 24, 2015
Stephen A. Van Oss

/s/ WILLIAM J. VARESCHI	Director	February 24, 2015
William J. Vareschi

Schedule II—Valuation and Qualifying Accounts

	(In thousands)
	Balance at Beginning	Charged to	Charged to Other		Balance at
(In thousands)	of Period	Expense	Accounts(1)	Deductions(2)	End of Period
Allowance for doubtful accounts
Year ended December 31, 2014	$19,309	$5,937	$194	$(4,356)	$21,084
Year ended December 31, 2013	17,242	2,878	2,623	(3,434)	19,309
Year ended December 31, 2012	21,590	1,119	—	(5,467)	17,242
_________________________

(1)	Represents allowance for doubtful accounts in connection with certain acquisitions and divestitures.

(2)	Includes a reduction in the allowance for doubtful accounts due to write-off of accounts receivable.