Form 10-Q
period 2015-03-31
WESCO INTERNATIONAL INC
filed 2015-05-04
CIK 929008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 001-14989
WESCO International, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	25-1723342 (I.R.S. Employer Identification No.)

225 West Station Square Drive Suite 700 Pittsburgh, Pennsylvania (Address of principal executive offices)	15219 (Zip Code)
(412) 454-2200
(Registrant's telephone number, including area code)
Not applicable.
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.             Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑		Smaller reporting company ☐

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 1, 2015, 44,217,532 shares of common stock, $.01 par value, of the registrant were outstanding.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
The interim financial information required by this item is set forth in the Condensed Consolidated Financial Statements and Notes thereto in this Quarterly Report on Form 10-Q, as follows:

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except share data)
(unaudited)

	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$154,351	$128,319
Trade accounts receivable, net of allowance for doubtful accounts of $20,646 and $21,084 in 2015 and 2014, respectively	1,082,199	1,117,420
Other accounts receivable	123,896	138,745
Inventories, net	814,363	819,502
Prepaid expenses and other current assets	138,652	146,352
Total current assets	2,313,461	2,350,338
Property, buildings and equipment, net of accumulated depreciation of $232,412 and $229,196 in 2015 and 2014, respectively	173,878	182,725
Intangible assets, net of accumulated amortization of $139,192 and $110,828 in 2015 and 2014, respectively	398,673	429,840
Goodwill	1,675,581	1,735,440
Other assets	50,787	56,094
Total assets	$4,612,380	$4,754,437
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$771,881	$765,135
Accrued payroll and benefit costs	39,948	67,935
Short-term debt	49,663	46,787
Current portion of long-term debt	2,231	2,343
Other current liabilities	175,389	181,672
Total current liabilities	1,039,112	1,063,872
Long-term debt, net of discount of $168,549 and $170,367 in 2015 and 2014, respectively	1,336,881	1,366,430
Deferred income taxes	349,682	346,743
Other noncurrent liabilities	49,387	49,227
Total liabilities	$2,775,062	$2,826,272
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $.01 par value; 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 210,000,000 shares authorized, 58,480,990 and 58,400,736 shares issued and 44,269,663 and 44,489,989 shares outstanding in 2015 and 2014, respectively	585	584
Class B nonvoting convertible common stock, $.01 par value; 20,000,000 shares authorized, 4,339,431 issued and no shares outstanding in 2014 and 2013, respectively	43	43
Additional capital	1,100,068	1,102,369
Retained earnings	1,690,808	1,643,914
Treasury stock, at cost; 18,550,758 and 18,250,178 shares in 2015 and 2014, respectively	(637,755)	(616,366)
Accumulated other comprehensive loss	(315,706)	(201,892)
Total WESCO International stockholders' equity	1,838,043	1,928,652
Noncontrolling interest	(725)	(487)
Total stockholders’ equity	1,837,318	1,928,165
Total liabilities and stockholders’ equity	$4,612,380	$4,754,437

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands of dollars, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2015	2014
Net sales	$1,816,330	$1,810,825
Cost of goods sold (excluding depreciation and amortization below)	1,448,639	1,436,032
Selling, general and administrative expenses	264,585	265,462
Depreciation and amortization	15,921	16,372
Income from operations	87,185	92,959
Interest expense, net	20,894	20,688
Income before income taxes	66,291	72,271
Provision for income taxes	19,498	20,416
Net income	46,793	51,855
Net loss attributable to noncontrolling interest	(238)	(50)
Net income attributable to WESCO International, Inc.	$47,031	$51,905
Other comprehensive income (loss):
Foreign currency translation adjustments	(113,814)	(46,500)
Comprehensive (loss) income attributable to WESCO International, Inc.	$(66,783)	$5,405

Earnings per share attributable to WESCO International, Inc.
Basic	$1.06	$1.17
Diluted	$0.90	$0.97

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(unaudited)

	Three Months Ended
	March 31,
	2015	2014
Operating activities:
Net income	$46,793	$51,855
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,921	16,372
Deferred income taxes	7,849	7,864
Other operating activities, net	7,665	2,202
Changes in assets and liabilities:
Trade receivables, net	9,705	(55,285)
Other accounts receivable	12,075	22,868
Inventories, net	(13,248)	(17,373)
Prepaid expenses and other assets	21,474	(19,668)
Accounts payable	20,589	43,604
Accrued payroll and benefit costs	(26,635)	(16,854)
Other current and noncurrent liabilities	(12,132)	11,128
Net cash provided by operating activities	90,056	46,713

Investing activities:
Acquisition payments, net of cash acquired	—	(91,187)
Capital expenditures	(5,026)	(5,012)
Other investing activities	785	39
Net cash used in investing activities	(4,241)	(96,160)

Financing activities:
Proceeds from issuance of short-term debt	49,360	18,503
Repayments of short-term debt	(43,958)	(13,211)
Proceeds from issuance of long-term debt	319,939	404,922
Repayments of long-term debt	(344,321)	(390,232)
Repurchases of common stock (Note 5)	(27,602)	(5,331)
Other financing activities, net	(7,209)	8,888
Net cash (used in) provided by financing activities	(53,791)	23,539

Effect of exchange rate changes on cash and cash equivalents	(5,992)	(1,461)

Net change in cash and cash equivalents	26,032	(27,369)
Cash and cash equivalents at the beginning of period	128,319	123,725
Cash and cash equivalents at the end of period	$154,351	$96,356

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
2. ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements of WESCO have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). The unaudited condensed consolidated financial information should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in WESCO’s 2014 Annual Report on Form 10-K as filed with the SEC on February 24, 2015. The Condensed Consolidated Balance Sheet at December 31, 2014 was derived from the audited Consolidated Financial Statements as of that date, but does not include all of the disclosures required by accounting principles generally accepted in the United States of America.
The unaudited Condensed Consolidated Balance Sheet as of March 31, 2015, the unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2015 and 2014, respectively, and the unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, respectively, in the opinion of management, have been prepared on the same basis as the audited Consolidated Financial Statements and include all adjustments necessary for the fair statement of the results of the interim periods presented herein. All adjustments reflected in the unaudited condensed consolidated financial information are of a normal recurring nature unless indicated. The results for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.
The Condensed Consolidated Balance Sheet at December 31, 2014 and the unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 include certain reclassifications to previously reported amounts to conform to the current period presentation.
Fair Value of Financial Instruments
The Company measures the fair value of financial assets and liabilities in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 820, "Fair Value Measurements and Disclosures," which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.
ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that are accessible at the measurement date.

•
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

•	Level 3 inputs are unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.
At March 31, 2015, the carrying value of WESCO’s 6.0% Convertible Senior Debentures due 2029 (the "2029 Debentures") was $178.6 million and the fair value was approximately $849.8 million. At December 31, 2014, the carrying value of WESCO’s 2029 Debentures was $177.6 million and the fair value was approximately $936.1 million. The reported carrying amounts of WESCO’s other debt instruments approximate their fair values. The Company uses a market approach to fair value all of its debt instruments, utilizing quoted prices in active markets, interest rates and other relevant information generated by market transactions involving similar instruments. Therefore, all of the Company's debt instruments are classified as Level 2 within the valuation hierarchy. For all of the Company's remaining financial instruments, consisting of cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities, carrying values are considered to approximate fair value due to the short maturity of these instruments.
New Accounting Pronouncements
In May 2014, the FASB and International Accounting Standards Board issued a converged final standard on the recognition of revenue from contracts with customers. This updated guidance provides a framework for addressing revenue recognition issues and replaces almost all existing revenue recognition guidance in current U.S. generally accepted accounting principles. The core principle of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard will also result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively, and improve guidance for multiple-element arrangements. This guidance is effective for interim and annual periods beginning after December 15, 2016. Management is currently evaluating the future impact of this guidance on WESCO's financial position, results of operations and cash flows.
In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The amendments in this Update require a reporting entity to treat a performance target that affects vesting and could be achieved after the requisite service period as a performance condition. A reporting entity should apply FASB ASC Topic 718, Compensation—Stock Compensation, to awards with performance conditions that affect vesting. For all entities, ASU 2014-12 is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. This ASU may be adopted either prospectively for share-based payment awards granted or modified on or after the effective date, or retrospectively, using a modified retrospective approach. The modified retrospective approach would apply to share-based payment awards outstanding as of the beginning of the earliest annual period presented in the financial statements on adoption and to all new or modified awards thereafter. The adoption of this guidance is not expected to have an impact on WESCO's consolidated financial statements and notes thereto.
In September 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. This ASU describes how an entity should assess its ability to meet obligations and sets disclosure requirements for how this information should be disclosed in the financial statements. The standard provides accounting guidance that will be used with existing auditing standards. The amendments in this ASU are effective for the annual period ending after December 15, 2016 and for annual periods and interim periods thereafter. Early application is permitted. The adoption of this guidance is not expected to have an impact on WESCO's consolidated financial statements and notes thereto.
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. To simplify the presentation of debt issuance costs, the amendments in this Update require that debt issuance costs related to a recognized liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. For public business entities, this ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Early adoption is permitted for financial statements that have not been previously issued. An entity should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (that is, debt issuance cost asset and the debt liability). Management is currently evaluating the future impact of this guidance on WESCO's financial position, results of operations and cash flows.
3. ACQUISITIONS
The following table sets forth the consideration paid for acquisitions during the three months ended March 31, 2014:

(In thousands of dollars)
Fair value of assets acquired	$104,601
Fair value of liabilities assumed	13,414
Cash paid for acquisitions	$91,187

2014 Acquisitions of LaPrairie, Inc., Hazmasters, Inc. and Hi-Line Utility Supply.
On February 1, 2014, WESCO Distribution, Inc., through its wholly-owned Canadian subsidiary, completed the acquisition of LaPrairie, Inc. ("LaPrairie"), a wholesale distributor of electrical products with approximately $30 million in annual sales servicing the transmission, distribution, and substation needs of utilities and utility contractors from a single location in Newmarket, Ontario. WESCO funded the purchase price paid at closing with cash. The purchase price was allocated to the respective assets and liabilities based upon their estimated fair values as of the acquisition date. The fair value of intangibles was estimated by management and the allocation resulted in intangible assets of $11.0 million and goodwill of $8.9 million. The majority of goodwill is deductible for tax purposes.
On March 17, 2014, WESCO Distribution, Inc., through its wholly-owned Canadian subsidiary, completed the acquisition of Hazmasters, Inc. ("Hazmasters"), a leading independent Canadian distributor of safety products with approximately $80 million in annual sales servicing customers in the industrial, construction, commercial, institution, and government markets from 14 branches across Canada. WESCO funded the purchase price paid at closing with cash and borrowings under the Revolving Credit Facility. The purchase price was allocated to the respective assets and liabilities based upon their estimated fair values as of the acquisition date. The fair value of intangibles was estimated by management and the allocation resulted in intangible assets of $28.1 million and goodwill of $29.5 million, which is not deductible for tax purposes.
On June 11, 2014, Wesco Distribution, Inc., completed the acquisition of Hi-Line Utility Supply ("Hi-Line"), a provider of utility MRO and safety products, as well as rubber goods testing and certification services, with approximately $30 million in annual sales from locations in Chicago, Illinois and Millbury, Massachusetts. WESCO funded the purchase price paid at closing with cash. The purchase price was allocated to the respective assets and liabilities based upon their estimated fair values as of the acquisition date. The fair value of intangibles was estimated by management and the allocation resulted in intangible assets of $14.2 million and goodwill of $24.0 million. The majority of goodwill is deductible for tax purposes.
For all acquisitions made in 2014, the intangible assets include customer relationships of $38.9 million amortized over 2 to 12 years, supplier relationships of $3.2 million amortized over 10 years, trademarks of $10.9 million, and other intangibles of $0.3 million. Certain trademarks have been assigned an indefinite life while others are amortized over 5 and 10 years. No residual value is estimated for the intangible assets being amortized.
4. STOCK-BASED COMPENSATION
WESCO’s stock-based employee compensation plans are comprised of stock-settled stock appreciation rights, restricted stock units and performance-based awards. Compensation cost for all stock-based awards is measured at fair value on the date of grant and compensation cost is recognized, net of estimated forfeitures, over the service period for awards expected to vest. The fair value of stock-settled stock appreciation rights and performance-based awards with market conditions is determined using the Black-Scholes and Monte Carlo simulation models, respectively. The fair value of restricted stock units and performance-based awards with performance conditions is determined by the grant-date closing price of WESCO’s common stock. The forfeiture assumption is based on WESCO’s historical employee behavior that is reviewed on an annual basis. No dividends are assumed.
During the three months ended March 31, 2015 and 2014, WESCO granted the following stock-settled appreciation rights, restricted stock units and performance-based awards at the following weighted-average fair values and assumptions:

	Three Months Ended
	March 31, 2015	March 31, 2014
Stock-settled appreciation rights granted	394,182	272,213
Weighted-average fair value	$21.68	$30.66

Restricted stock units granted	78,292	62,506
Weighted-average fair value	$69.54	$85.35

Performance-based awards granted	59,661	44,046
Weighted-average fair value	$67.81	$86.65

The fair value of stock-settled appreciation rights was estimated using the following weighted-average assumptions:

	Three Months Ended
	March 31, 2015	March 31, 2014
Risk free interest rate	1.6%	1.5%
Expected life (in years)	5	5
Expected volatility	32%	39%
The risk-free interest rate is based on the U.S. Treasury Daily Yield Curve rates as of the grant date. The expected life is based on historical exercise experience and the expected volatility is based on the volatility of the Company's daily stock prices over a five-year period preceding the grant date.
The following table sets forth a summary of stock-settled stock appreciation rights and related information for the three months ended March 31, 2015:

	Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2014	2,480,745	$50.91
Granted	394,182	69.54
Exercised	(27,316)	40.78
Forfeited	(7,800)	81.12
Outstanding at March 31, 2015	2,839,811	53.51	5.6	$51,128.9
Exercisable at March 31, 2015	2,190,049	$47.40	4.5	$50,956.5
The following table sets forth a summary of time-based restricted stock units and related information for the three months ended March 31, 2015:

	Awards	Weighted- Average Fair Value
Unvested at December 31, 2014	185,457	$73.87
Granted	78,292	69.54
Vested	(61,787)	64.33
Forfeited	(3,470)	78.50
Unvested at March 31, 2015	198,492	$75.05
Performance shares are awards for which the vesting will occur based on market or performance conditions. The following table sets forth a summary of performance-based awards for the three months ended March 31, 2015:

	Awards	Weighted- Average Fair Value
Unvested at December 31, 2014	130,004	$80.21
Granted	59,661	67.81
Vested	(38,869)	72.25
Forfeited	(9,616)	86.09
Unvested at March 31, 2015	141,180	$76.77
The fair value of the performance shares granted during the three months ended March 31, 2015 was estimated using the following weighted-average assumptions:

Weighted-Average Assumptions
Grant date share price	$69.54
WESCO expected volatility	26.9%
Peer group median volatility	23.2%
Risk-free interest rate	1.05%
Correlation	95.8%
The unvested performance-based awards in the table above include 70,590 shares in which vesting of the ultimate number of shares underlying such awards is dependent upon WESCO's total stockholder return in relation to the total stockholder return of a select group of peer companies over a three-year period. These awards are valued using a Monte Carlo simulation model. The probability of meeting the market criteria was considered when calculating the estimated fair market value on the date of grant. These awards are accounted for as awards with market conditions, in which compensation cost is recognized over the service period, regardless of whether the market conditions are achieved and the awards ultimately vest.
Vesting of the remaining 70,590 shares of performance-based awards in the table above is dependent upon the three-year average growth rate of WESCO's net income. These awards are valued based upon the grant-date closing price of WESCO's common stock. These awards are accounted for as awards with performance conditions, in which compensation cost is recognized over the performance period based upon WESCO's determination of whether it is probable that the performance targets will be achieved.
WESCO recognized $3.8 million and $4.2 million of non-cash stock-based compensation expense, which is included in selling, general and administrative expenses, for the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, there was $29.7 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements for all awards previously made, of which approximately $11.5 million is expected to be recognized over the remainder of 2015, $11.4 million in 2016, $6.1 million in 2017 and $0.7 million in 2018.
During the three months ended March 31, 2015 and 2014, the total intrinsic value of all awards exercised and vested was $7.7 million and $18.4 million, respectively. The total amount of cash received from the exercise of options was $0.8 million for the three months ended March 31, 2014. The gross deferred tax benefit associated with the exercise of awards for the three months ended March 31, 2015 and 2014 totaled $2.6 million and $7.0 million, respectively, and was recorded as an increase to additional capital.
5. EARNINGS PER SHARE
Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the weighted-average common shares and common share equivalents outstanding during the period. The dilutive effect of common share equivalents is considered in the diluted earnings per share computation using the treasury stock method, which includes consideration of dilutive equity awards and contingently convertible debt.

The following table sets forth the details of basic and diluted earnings per share:

	Three Months Ended
	March 31,
(In thousands of dollars, except per share data)	2015	2014
Net income attributable to WESCO International, Inc.	$47,031	$51,905
Weighted-average common shares outstanding used in computing basic earnings per share	44,406	44,348
Common shares issuable upon exercise of dilutive equity awards	824	1,099
Common shares issuable from contingently convertible debentures (see below for basis of calculation)	6,966	7,926
Weighted-average common shares outstanding and common share equivalents used in computing diluted earnings per share	52,196	53,373
Earnings per share attributable to WESCO International, Inc.
Basic	$1.06	$1.17
Diluted	$0.90	$0.97
For the three months ended March 31, 2015 and 2014, the computation of diluted earnings per share attributable to WESCO International, Inc. excluded approximately 0.9 million and 0.5 million stock-settled stock appreciation rights at weighted-average exercise prices of $74.94 per share and $79.13 per share, respectively. These amounts were excluded because their effect would have been antidilutive.
Because of WESCO’s obligation to settle the par value of the 2029 Debentures in cash upon conversion, WESCO is required to include shares underlying the 2029 Debentures in its diluted weighted-average shares outstanding when the average stock price per share for the period exceeds the conversion price of the respective debentures. Only the number of shares issuable under the treasury stock method of accounting for share dilution are included, which is based upon the amount by which the average stock price exceeds the conversion price. The conversion price of the 2029 Debentures is $28.87. Share dilution is limited to a maximum of 11,948,087 shares for the 2029 Debentures. For the three months ended March 31, 2015 and 2014, the effect of the 2029 Debentures on diluted earnings per share attributable to WESCO International, Inc. was a decrease of $0.14 and $0.17, respectively.
In December 2014, the Company's Board of Directors authorized the repurchase of up to $300 million of the Company's common stock through December 31, 2017. On February 23, 2015, the Company entered into an accelerated stock repurchase agreement (the "ASR Transaction") with a financial institution to purchase shares of its common stock. Upon inception of the ASR Transaction, on February 26, 2015, the Company paid $25 million and initially received 300,651 shares. WESCO funded the repurchase with borrowings under its revolving credit facility. The actual number of shares that the Company repurchased under the ASR Transaction was determined by the average of the volume-weighted average prices (VWAP) of the Company's common stock for each exchange business day during the settlement valuation period, which ended 60 days after the ASR Transaction was executed. The ASR Transaction settled on April 23, 2015 and the Company received an additional 63,678 shares. The additional shares received upon settlement are excluded from the computation of basic and diluted earnings per share for the three months ended March 31, 2015.
6. EMPLOYEE BENEFIT PLANS
A majority of WESCO’s employees are covered by defined contribution retirement savings plans for their services rendered subsequent to WESCO’s formation. WESCO also offers a deferred compensation plan for select individuals. For U.S. participants, WESCO will make contributions in an amount equal to 50% of the participant’s total monthly contributions up to a maximum of 6% of eligible compensation. For Canadian participants, WESCO will make contributions in an amount ranging from 3% to 5% of the participant’s eligible compensation based on years of continuous service. In addition, for U.S. participants, employer contributions may be made at the discretion of the Board of Directors. For the three months ended March 31, 2015 and 2014, WESCO incurred charges of $5.1 million and $4.8 million, respectively, for all such plans. Contributions are made in cash to defined contribution retirement savings plans. The deferred compensation plan is an unfunded plan. Employees have the option to transfer balances allocated to their accounts in the defined contribution retirement savings plan and the deferred compensation plan into any of the available investment options. An investment option for employees in the defined contribution retirement savings plan is WESCO common stock.

In connection with the December 14, 2012 acquisition of EECOL, the Company assumed a contributory defined benefit plan covering substantially all Canadian employees of EECOL and a Supplemental Executive Retirement Plan for certain executives of EECOL. The following table reflects the components of net periodic benefit costs for the Company's defined benefit plans for the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,
(In thousands of dollars)	2015	2014
Service cost	$1,171	$900
Interest cost	1,042	1,156
Expected return on plan assets	(1,366)	(1,361)
Recognized actuarial gain	(4)	(14)
Net periodic benefit cost	$843	$681
During the three months ended March 31, 2015 and 2014, the Company made aggregate cash contributions of $0.5 million and $0.8 million, respectively, to its defined benefit plans.
7. COMMITMENTS AND CONTINGENCIES
As initially reported in our 2008 Annual Report on Form 10-K, WESCO was a defendant in a lawsuit filed in a state court in Indiana in which a customer, ArcelorMittal Indiana Harbor, Inc. (“AIH”), alleged that the Company sold defective products to AIH in 2004 that were supplied to the Company by others. The lawsuit sought monetary damages in the amount of approximately $50 million. On February 14, 2013, the jury returned a verdict in favor of AIH and awarded damages in the amount of approximately $36.1 million, and judgment was entered on the jury's verdict. As a result, the Company recorded a $36.1 million charge to selling, general and administrative expenses in 2012. The Company received letters from its insurers confirming insurance coverage of the matter and recorded a receivable in the quarter ended March 31, 2013 in an amount equal to the previously recorded liability. The Company disputed this outcome and filed a post-trial motion challenging the verdict alleging various errors that occurred during trial. AIH also filed a post-trial motion asking the court to award additional amounts to AIH, including prejudgment and post-judgment interest. The Court denied the Company's post-trial motion on June 28, 2013 and granted in part AIH's motion, awarding prejudgment interest in the amount of $3.9 million and ordering post-judgment interest to accrue on the entire judgment at 8% per annum. In the quarter ended June 30, 2013, the Company received letters from its insurers confirming insurance coverage of all prejudgment and post-judgment interest related to the matter. The Company has recorded a liability and a corresponding receivable in the amount of $10.2 million for prejudgment and post-judgment interest. Final judgment was entered by the court on July 16, 2013, and the Company appealed the judgment. On November 10, 2014, the Indiana Court of Appeals reversed the prejudgment interest award, but otherwise affirmed the underlying judgment. A petition for further review of the case was filed with the Indiana Supreme Court.
On April 15, 2015, the Company, AIH and the parties’ respective insurance carriers attended a mediation and agreed to settle the case. As part of the settlement, the Company's insurers paid $35.8 million to AIH on April 30, 2015 in full and final satisfaction of the judgment, including any prejudgment and post-judgment interest, and AIH agreed to release all claims against the Company and its insurers. The parties also agreed to a dismissal of the pending appeal to the Indiana Supreme Court. The settlement of this matter has no effect on the Company's financial condition or results of operations.
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
8. INCOME TAXES
The effective tax rate for the three months ended March 31, 2015 and 2014 was 29.4% and 28.2%, respectively. WESCO’s effective tax rate is lower than the federal statutory rate of 35% primarily due to benefits resulting from the tax effect of intercompany financing and lower rates on foreign earnings, which are partially offset by nondeductible expenses and state taxes. The effective tax rates for the three months ended March 31, 2015 and 2014 reflect beneficial discrete adjustments totaling approximately $0.1 million in each period, primarily related to changes in state tax rates and changes in uncertain tax positions. There have been no material adjustments to liabilities relating to uncertain tax positions since the last annual disclosure for the year ended December 31, 2014.
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
Condensed consolidating financial information for WESCO International, Inc., WESCO Distribution, Inc. and the non-guarantor subsidiaries is presented on the following pages.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEET (unaudited)

	March 31, 2015
	(In thousands of dollars)

	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Cash and cash equivalents	$—	$39,584	$114,767	$—	$154,351
Trade accounts receivable, net	—	—	1,082,199	—	1,082,199
Inventories, net	—	379,967	434,396	—	814,363
Other current assets	8	142,241	126,746	(6,447)	262,548
Total current assets	8	561,792	1,758,108	(6,447)	2,313,461
Intercompany receivables, net	—	—	1,827,417	(1,827,417)	—
Property, buildings and equipment, net	—	56,077	117,801	—	173,878
Intangible assets, net	—	4,568	394,105	—	398,673
Goodwill	—	246,771	1,428,810	—	1,675,581
Investments in affiliates	3,242,266	3,751,181	—	(6,993,447)	—
Other noncurrent assets	4,013	12,131	34,643	—	50,787
Total assets	$3,246,287	$4,632,520	$5,560,884	$(8,827,311)	$4,612,380

Accounts payable	$—	$462,609	$309,272	$—	$771,881
Short-term debt	—	—	49,663	—	49,663
Other current liabilities	7,288	99,301	117,426	(6,447)	217,568
Total current liabilities	7,288	561,910	476,361	(6,447)	1,039,112
Intercompany payables, net	1,200,491	626,926	—	(1,827,417)	—
Long-term debt, net	178,576	686,200	472,105	—	1,336,881
Other noncurrent liabilities	21,889	240,948	136,232	—	399,069
Total WESCO International stockholders' equity	1,838,043	2,516,536	4,476,911	(6,993,447)	1,838,043
Noncontrolling interest	—	—	(725)	—	(725)
Total liabilities and stockholders’ equity	$3,246,287	$4,632,520	$5,560,884	$(8,827,311)	$4,612,380

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEET (unaudited)

	December 31, 2014
	(In thousands of dollars)

	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Cash and cash equivalents	$—	$32,508	$95,811	$—	$128,319
Trade accounts receivable, net	—	—	1,117,420	—	1,117,420
Inventories, net	—	373,938	445,564	—	819,502
Other current assets	12	144,282	147,268	(6,465)	285,097
Total current assets	12	550,728	1,806,063	(6,465)	2,350,338
Intercompany receivables, net	—	—	1,806,215	(1,806,215)	—
Property, buildings and equipment, net	—	56,735	125,990	—	182,725
Intangible assets, net	—	4,733	425,107	—	429,840
Goodwill	—	246,771	1,488,669	—	1,735,440
Investments in affiliates	3,304,914	3,828,727	—	(7,133,641)	—
Other noncurrent assets	4,083	12,844	39,167	—	56,094
Total assets	$3,309,009	$4,700,538	$5,691,211	$(8,946,321)	$4,754,437

Accounts payable	$—	$445,680	$319,455	$—	$765,135
Short-term debt	—	—	46,787	—	46,787
Other current liabilities	12,465	113,746	132,204	(6,465)	251,950
Total current liabilities	12,465	559,426	498,446	(6,465)	1,063,872
Intercompany payables, net	1,168,366	637,849	—	(1,806,215)	—
Long-term debt, net	177,638	683,407	505,385	—	1,366,430
Other noncurrent liabilities	21,888	232,544	141,538	—	395,970
Total WESCO International stockholders' equity	1,928,652	2,587,312	4,546,329	(7,133,641)	1,928,652
Noncontrolling interest	—	—	(487)	—	(487)
Total liabilities and stockholders’ equity	$3,309,009	$4,700,538	$5,691,211	$(8,946,321)	$4,754,437

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three Months Ended
	March 31, 2015
	(In thousands of dollars)

	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net sales	$—	$839,282	$1,005,250	$(28,202)	$1,816,330
Cost of goods sold (excluding depreciation and
amortization)	—	669,806	807,035	(28,202)	1,448,639
Selling, general and administrative expenses	8	136,411	128,166	—	264,585
Depreciation and amortization	—	4,834	11,087	—	15,921
Results of affiliates’ operations	51,165	36,268	—	(87,433)	—
Interest expense, net	6,187	18,640	(3,933)	—	20,894
Provision for income taxes	(1,822)	2,821	18,499	—	19,498
Net income	46,792	43,038	44,396	(87,433)	46,793
Net loss attributable to noncontrolling interest	—	—	(238)	—	(238)
Net income attributable to WESCO International, Inc.	$46,792	$43,038	$44,634	$(87,433)	$47,031
Other comprehensive loss:
Foreign currency translation adjustments	(113,814)	(113,814)	(113,814)	227,628	(113,814)
Comprehensive loss attributable to WESCO International, Inc.	$(67,022)	$(70,776)	$(69,180)	$140,195	$(66,783)

	Three Months Ended
	March 31, 2014
	(In thousands of dollars)

	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net sales	$—	$829,471	$1,007,453	$(26,099)	$1,810,825
Cost of goods sold (excluding depreciation and
amortization)	—	658,584	803,547	(26,099)	1,436,032
Selling, general and administrative expenses	—	136,680	128,782	—	265,462
Depreciation and amortization	—	4,700	11,672	—	16,372
Results of affiliates’ operations	56,210	40,713	—	(96,923)	—
Interest expense, net	6,070	18,761	(4,143)	—	20,688
Provision for income taxes	(1,715)	3,047	19,084	—	20,416
Net income	51,855	48,412	48,511	(96,923)	51,855
Net loss attributable to noncontrolling interest	—	—	(50)	—	(50)
Net income attributable to WESCO International, Inc.	$51,855	$48,412	$48,561	$(96,923)	$51,905
Other comprehensive income:
Foreign currency translation adjustments	(46,500)	(46,500)	(46,500)	93,000	(46,500)
Comprehensive income attributable to WESCO International, Inc.	$5,355	$1,912	$2,061	$(3,923)	$5,405

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (unaudited)

	Three Months Ended
	March 31, 2015
	(In thousands of dollars)

	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net cash provided by (used in) operating activities	$(4,441)	$53,333	$41,164	$—	$90,056
Investing activities:
Capital expenditures	—	(4,005)	(1,021)	—	(5,026)
Other	—	(32,125)	785	32,125	785
Net cash used in investing activities	—	(36,130)	(236)	32,125	(4,241)
Financing activities:
Borrowings	32,125	218,699	150,600	(32,125)	369,299
Repayments	—	(221,699)	(166,580)	—	(388,279)
Equity activities	(27,602)	—	—	—	(27,602)
Other	(82)	(7,127)	—	—	(7,209)
Net cash provided by (used in) financing activities	4,441	(10,127)	(15,980)	(32,125)	(53,791)
Effect of exchange rate changes on cash and cash equivalents	—	—	(5,992)	—	(5,992)
Net change in cash and cash equivalents	—	7,076	18,956	—	26,032
Cash and cash equivalents at the beginning of period	—	32,508	95,811	—	128,319
Cash and cash equivalents at the end of period	$—	$39,584	$114,767	$—	$154,351

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (unaudited)

	Three Months Ended
	March 31, 2014
	(In thousands of dollars)

	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net cash (used in) provided by operating activities	$(4,871)	$20,415	$31,169	$—	$46,713
Investing activities:
Capital expenditures	—	(3,347)	(1,665)	—	(5,012)
Acquisition payments	—	—	(91,187)	—	(91,187)
Other	—	(5,169)	39	5,169	39
Net cash used in investing activities	—	(8,516)	(92,813)	5,169	(96,160)
Financing activities:
Borrowings	5,168	307,851	115,575	(5,169)	423,425
Repayments	—	(307,851)	(95,592)	—	(403,443)
Equity activities	(5,331)	—	—	—	(5,331)
Other	5,034	3,858	(4)	—	8,888
Net cash provided by financing activities	4,871	3,858	19,979	(5,169)	23,539
Effect of exchange rate changes on cash and cash equivalents	—	—	(1,461)	—	(1,461)
Net change in cash and cash equivalents	—	15,757	(43,126)	—	(27,369)
Cash and cash equivalents at the beginning of period	—	31,695	92,030	—	123,725
Cash and cash equivalents at the end of period	$—	$47,452	$48,904	$—	$96,356
The unaudited Condensed Consolidated Statements of Cash Flows include certain reclassifications to previously reported amounts to conform to the current period presentation.

10. SUBSEQUENT EVENTS
The Company evaluated subsequent events and concluded that no subsequent events have occurred that would require recognition in the unaudited Condensed Consolidated Financial Statements or disclosure in the Notes thereto expect as described below.
On May 1, 2015, WESCO International, Inc., through its wholly-owned subsidiary WESCO Distribution, Inc., completed its acquisition of Hill Country Electric Supply, LP, an electrical distributor headquartered in Austin, Texas focused on the commercial construction market with annual sales of approximately $140 million from nine locations in Central and South Texas. WESCO funded the purchase price paid at closing with cash, and borrowings under the Receivables Facility and the Revolving Credit Facility. A preliminary purchase price allocation will be completed during the second quarter of 2015.
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with the information in the unaudited condensed consolidated financial statements and notes thereto included herein and WESCO International, Inc.’s Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in its 2014 Annual Report on Form 10-K. The matters discussed herein may contain forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from expectations. Certain of these risks are set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as well as the Company’s other reports filed with the Securities and Exchange Commission.
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
We serve over 75,000 active customers globally through approximately 485 full service branches and nine distribution centers located in the United States, Canada, and Mexico with offices in 16 additional countries. The Company employs approximately 9,400 employees worldwide. We distribute over 1,000,000 products, grouped into six categories, from more than 25,000 suppliers utilizing a highly automated, proprietary electronic procurement and inventory replenishment system.
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
Our financial results for the first three months of 2015 reflect organic sales growth, strong free cash flow generation, reduced demand in commodity driven end markets, winter weather impacts and the unfavorable impact of changes in foreign currencies. Net sales increased $5.5 million, or 0.3%, over the same period last year. Cost of goods sold as a percentage of net sales was 79.8% and 79.3% for the first three months of 2015 and 2014, respectively. Selling, general and administrative ("SG&A") expenses as a percentage of net sales were 14.6% and 14.7% for the first three months of 2015 and 2014, respectively. The decrease in SG&A expenses as a percentage of net sales was primarily due to a reduction in headcount, lower variable compensation costs and ongoing discretionary spending cost controls. Operating profit was $87.2 million for the current three month period, compared to $93.0 million for the first three months of 2014. Operating profit decreased primarily due to lower supplier volume rebates, business mix, and competitive market pricing pressures, partially offset by effective cost controls. Net income attributable to WESCO International, Inc. for the three months ended March 31, 2015 and 2014 was $47.0 million and $51.9 million, respectively.
Cash Flow
We generated $90.1 million in operating cash flow for the first three months of 2015. Investing activities included capital expenditures of $5.0 million. Financing activities consisted of borrowings and repayments of $239.9 million and $236.8 million, respectively, related to our revolving credit facility (the "Revolving Credit Facility"), borrowings and repayments of $80.0 million and $87.5 million, respectively, related to our accounts receivable securitization facility (the “Receivables Facility”), and repayments of $20.0 million applied to the Company's term loan facility (the "Term Loan Facility"). Financing activities in 2015 also included borrowings and repayments on our various international lines of credit of approximately $49.4 million and $44.0 million, respectively. Additionally, financing activities for the first three months of 2015 included the repurchase of $25.0 million of the Company's common stock pursuant to the share repurchase plan announced on December 17, 2014. Free cash flow for the first three months of 2015 and 2014 was $85.1 million and $41.7 million, respectively.
The following table sets forth the components of free cash flow:

	Three Months Ended
	March 31,
Free Cash Flow:	2015	2014
	(In millions of dollars)

Cash flow provided by operations	$90.1	$46.7
Less: Capital expenditures	(5.0)	(5.0)
Free cash flow	$85.1	$41.7
Note: Free cash flow is provided by the Company as an additional liquidity measure. Capital expenditures are deducted from operating cash flow to determine free cash flow. Free cash flow is available to fund the Company's financing needs.
Financing Availability
As of March 31, 2015, we had $484.8 million in total available borrowing capacity under our Revolving Credit Facility, which matures in August 2016, and $51.3 million in available borrowing capacity under our Receivables Facility, which matures in September 2016.
Critical Accounting Policies and Estimates
During the three months ended March 31, 2015, there were no significant changes to our critical accounting policies and estimates referenced in our 2014 Annual Report on Form 10-K.
Results of Operations
First Quarter of 2015 versus First Quarter of 2014
The following table sets forth the percentage relationship to net sales of certain items in our Condensed Consolidated Statements of Comprehensive Income (Loss) for the periods presented:

	Three Months Ended
	March 31,
	2015	2014
Net sales	100.0%	100.0%
Cost of goods sold (excluding depreciation and amortization)	79.8	79.3
Selling, general and administrative expenses	14.6	14.7
Depreciation and amortization	0.8	0.9
Income from operations	4.8	5.1
Interest expense	1.1	1.1
Income before income taxes	3.7	4.0
Provision for income taxes	1.1	1.1
Net income attributable to WESCO International, Inc.	2.6%	2.9%
Net sales were $1.8 billion for the first quarter of 2015 and 2014, respectively. Organic sales increased 3.2%; acquisitions positively impacted sales by 1.2%, and foreign exchange rates and number of workdays negatively impacted sales by 2.5% and 1.6%, respectively.

The following table sets forth normalized organic sales growth:

	Three Months Ended
	March 31,
Normalized Organic Sales:	2015	2014
Change in net sales	0.3%	0.2%
Impact from acquisitions	1.2%	0.5%
Impact from foreign exchange rates	(2.5)%	(1.9)%
Impact from number of workdays	(1.6)%	—%
Normalized organic sales growth	3.2%	1.6%
Note: Normalized organic sales growth is provided by the Company as an additional financial measure to provide a better understanding of the Company's sales growth trends. Normalized organic sales growth is calculated by deducting the percentage impact from acquisitions, foreign exchange rates and number of workdays from the overall percentage change in consolidated net sales.
Cost of goods sold for the first quarter of 2015 and 2014 was $1.4 billion, respectively, and as a percentage of net sales was 79.8% and 79.3% in 2015 and 2014, respectively. The increase in cost of goods sold as a percentage of net sales was primarily due to lower supplier volume rebates, business mix, and competitive market pricing pressures compared to last year's comparable quarter.
SG&A expenses in the first quarter of 2015 totaled $264.6 million versus $265.5 million in last year's comparable quarter. As a percentage of net sales, SG&A expenses were 14.6% in the first quarter of 2015 compared to 14.7% in the first quarter of 2014.
SG&A payroll expenses for the first quarter of 2015 of $184.6 million decreased by $1.6 million compared to the same quarter in 2014. The decrease in SG&A payroll expenses was primarily due to headcount reduction and lower variable compensation costs, partially offset by an increase in salaries and wages.
Depreciation and amortization for the first quarter of 2015 and 2014 was $15.9 million and $16.4 million, respectively.
Interest expense totaled $20.9 million for the first quarter of 2015 compared to $20.7 million in last year's comparable quarter, an increase of 1.0%. The following table sets forth the components of interest expense:

	Three Months Ended
	March 31,
	2015	2014
	(In millions of dollars)
Amortization of debt discount	$1.7	$1.0
Amortization of deferred financing fees	1.8	1.1
Interest related to uncertain tax provisions	0.3	0.4
Accrued interest	1.6	1.6
Non-cash interest expense	5.4	4.1
Cash interest expense	15.5	16.6
Total interest expense	$20.9	$20.7
Income tax expense totaled $19.5 million in the first quarter of 2015 compared to $20.4 million in last year's comparable quarter, and the effective tax rate was 29.4% compared to 28.2% in the same quarter in 2014. Our effective tax rate is impacted by the relative amounts of income earned in the United States and foreign jurisdictions, primarily Canada, and the tax rates in these jurisdictions. The increase in the tax rate in the first quarter of 2015 as compared to last year’s comparable quarter was primarily due to the unfavorable change in the Canadian to U.S. dollar foreign exchange rate.
For the first quarter of 2015, net income decreased by $5.1 million to $46.8 million compared to $51.9 million in the first quarter of 2014.

Net loss of $0.2 million was attributable to noncontrolling interests for the first quarter of 2015, and net loss of less than $0.1 million was attributable to the noncontrolling interests for the first quarter of 2014.
Net income and diluted earnings per share attributable to WESCO International, Inc. were $47.0 million and $0.90 per share, respectively, for the first quarter of 2015, compared with $51.9 million and $0.97 per share, respectively, for the first quarter of 2014.
Liquidity and Capital Resources
Total assets were $4.6 billion and $4.8 billion at March 31, 2015 and December 31, 2014, respectively. Total liabilities were $2.8 billion at March 31, 2015 and December 31, 2014, respectively. Stockholders’ equity decreased $90.8 million to $1.8 billion at March 31, 2015, mainly due to $113.8 million of foreign currency translation adjustments and the repurchase of $25.0 million of the Company's common stock pursuant to the share repurchase program. These decreases were partially offset by net income of $47.0 million.
Our liquidity needs generally arise from fluctuations in our working capital requirements, capital expenditures, acquisitions and debt service obligations. As of March 31, 2015, we had $484.8 million in available borrowing capacity under our Revolving Credit Facility and $51.3 million in available borrowing capacity under our Receivables Facility, which combined with our invested cash of $88.4 million, provided liquidity of $624.5 million. Invested cash included in our determination of liquidity represents cash deposited in interest bearing accounts. We believe cash provided by operations and financing activities will be adequate to cover our current operational and business needs. In addition, the Company regularly reviews its mix of fixed and variable rate debt, and the Company may, from time to time, issue or retire borrowings, including refinancing existing debt, in an effort to mitigate the impact of interest rate fluctuations and to maintain a cost-effective capital structure consistent with its anticipated capital requirements. At March 31, 2015, approximately 54% of the Company's debt portfolio was comprised of fixed rate debt.
We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions. We also communicate on a regular basis with our lenders regarding our financial and working capital performance, liquidity position and financial leverage. Our financial leverage ratio was 2.9 and 3.0 as of March 31, 2015 and December 31, 2014, respectively. In addition, we are in compliance with all covenants and restrictions contained in our debt agreements as of March 31, 2015.

The following table sets forth the Company's financial leverage ratio as of March 31, 2015 and December 31, 2014:

	Twelve months ended
Financial Leverage:	March 31, 2015	December 31, 2014
	(In millions of dollars)
Income from operations	$460.4	$466.2
Depreciation and amortization	67.6	68.0
EBITDA	$528.0	$534.2

	March 31, 2015	December 31, 2014
Current debt and short-term borrowings	$51.9	$49.1
Long-term debt	1,336.9	1,366.4
Debt discount related to convertible debentures and term loan(1)	168.5	170.4
Total debt including debt discount	1,557.3	1,585.9
Less: Cash and cash equivalents	154.4	128.3
Total debt including debt discount, net of cash	$1,402.9	$1,457.6

Financial leverage ratio based on total debt	2.9	3.0
Financial leverage ratio based on total debt, net of cash	2.7	2.7

(1)	The convertible debentures and term loan are presented in the condensed consolidated balance sheets in long-term debt, net of the unamortized discount.

Note: Financial leverage is a non-GAAP financial measure provided by the Company to illustrate its capital structure position. Financial leverage ratio is calculated by dividing total debt, including debt discount, by EBITDA. EBITDA is defined as the trailing twelve months earnings before interest, taxes, depreciation and amortization.
At March 31, 2015, we had cash and cash equivalents totaling $154.4 million, of which $127.9 million was held by foreign subsidiaries. The cash held by some of our foreign subsidiaries could be subject to additional U.S. income taxes if repatriated. We believe that we are able to maintain a sufficient level of liquidity for our domestic operations and commitments without repatriation of the cash held by these foreign subsidiaries.
We did not note any conditions or events during the first quarter of 2015 requiring an interim evaluation of impairment of goodwill or indefinite-lived intangible assets. We will perform our annual impairment testing of goodwill and indefinite-lived intangible assets during the fourth quarter of 2015. Over the next several quarters, we expect to maintain working capital productivity, and it is expected that excess cash will be directed primarily at debt reduction, acquisitions and share repurchases. Our near term focus will be managing our working capital as we experience sales growth and maintaining ample liquidity and credit availability. We believe our balance sheet and ability to generate ample cash flow provides us with a durable business model and should allow us to fund expansion needs and growth initiatives.
Cash Flow
Operating Activities. Cash provided by operating activities for the first three months of 2015 totaled $90.1 million, compared with $46.7 million of cash generated for the first three months of 2014. Cash provided by operating activities included net income of $46.8 million and adjustments to net income totaling $31.3 million. Other sources of cash in 2015 were generated from a decrease in trade receivables of $9.7 million resulting from lower sales in the latter part of the quarter, a decrease in other accounts receivable of $12.1 million due mostly to the collection of supplier volume rebates, a $21.5 million decrease in prepaid expenses and other assets, and an increase in accounts payable of $20.6 million. Primary uses of cash in 2015 included: $13.2 million for the increase in inventories; $26.6 million for the decrease in accrued payroll and benefit costs resulting primarily from the payment of management incentive compensation earned by employees in 2014; and a decrease in other current and noncurrent liabilities of $12.1 million.
Cash provided by operating activities for the first three months of 2014 totaled $46.7 million, which included net income of $51.9 million and adjustments to net income totaling $26.5 million. Other sources of cash in 2014 were generated from an increase in accounts payable of $43.6 million due to an increase in purchasing activity, a decrease in other accounts receivable of $22.9 million, and an increase in other current and noncurrent liabilities of $11.1 million. Primary uses of cash in 2014 included: $55.3 million for an increase in trade receivables resulting from an increase in sales in the latter part of the quarter; $17.4 million for an increase in inventories; $16.9 million for a decrease in accrued payroll and benefit costs resulting primarily from the payment of the 2013 management incentive compensation earned by employees in 2012; and $19.7 million for the increase in prepaid expenses and other assets.
Investing Activities. Net cash used in investing activities for the first three months of 2015 was $4.2 million, compared with $96.2 million of net cash used during the first three months of 2014. Included in the first three months of 2014 were acquisition payments of $91.2 million. Capital expenditures were $5.0 million in both periods.
Financing Activities. Net cash used in financing activities for the first three months of 2015 was $53.8 million. Net cash provided by financing activities for the first three months of 2014 was $23.5 million. During the first three months of 2015, financing activities consisted of borrowings and repayments of $239.9 million and $236.8 million, respectively, related to our Revolving Credit Facility, borrowings and repayments of $80.0 million and $87.5 million, respectively, related to our Receivables Facility, and repayments of $20.0 million applied to our Term Loan Facility. Financing activities in 2015 also included borrowings and repayments on our various international lines of credit of approximately $49.4 million and $44.0 million, respectively. Additionally, financing activities for the first three months of 2015 included the repurchase of $25.0 million of the Company's common stock pursuant to the repurchase plan announced on December 17, 2014.
During the first three months of 2014, borrowings and repayments of $374.7 million and $346.6 million, respectively, were made to our Revolving Credit Facility. Borrowings and repayments of $30.2 million and $38.8 million respectively, were applied to our Receivables Facility, and there were repayments of $4.8 million applied to our Term Loan Facility. Financing activities in 2014 also included borrowings and repayments on our various international lines of credit of approximately $18.5 million and $13.2 million, respectively.
Contractual Cash Obligations and Other Commercial Commitments
There were no material changes in our contractual obligations and other commercial commitments that would require an update to the disclosure provided in our 2014 Annual Report on Form 10-K. Management believes that cash generated from operations, together with amounts available under our Revolving Credit Facility and the Receivables Facility will be sufficient to meet our working capital, capital expenditures and other cash requirements for the foreseeable future. However, there can be no assurances that this will continue to be the case.
Inflation
The rate of inflation, as measured by changes in the producer price index, affects different commodities, the cost of products purchased and ultimately the pricing of our different products and product classes to our customers. Our pricing related to inflation had no impact on our sales revenue for the three months ended March 31, 2015. Historically, price changes from suppliers have been consistent with inflation and have not had a material impact on the results of operations.
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
Forward-Looking Statements
From time to time in this report and in other written reports and oral statements, references are made to expectations regarding our future performance. When used in this context, the words “anticipates,” “plans,” “believes,” “estimates,” “intends,” “expects,” “projects,” “will” and similar expressions may identify forward-looking statements, although not all forward-looking statements contain such words. Such statements including, but not limited to, our statements regarding business strategy, growth strategy, competitive strengths, productivity and profitability enhancement, competition, new product and service introductions and liquidity and capital resources are based on management’s beliefs, as well as on assumptions made by and information currently available to, management, and involve various risks and uncertainties, some of which are beyond our control. Our actual results could differ materially from those expressed in any forward-looking statement made by us or on our behalf. In light of these risks and uncertainties, there can be no assurance that the forward-looking information will in fact prove to be accurate. Certain of these risks are set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as well as the Company’s other reports filed with the Securities and Exchange Commission. We have undertaken no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Item 3.    Quantitative and Qualitative Disclosures about Market Risks.
There have not been any material changes to our exposures to market risk during the quarter ended March 31, 2015 that would require an update to the relevant disclosures provided in our 2014 Annual Report on Form 10-K.
Item 4.    Controls and Procedures.
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
Changes in Internal Control Over Financial Reporting
During the first quarter of 2015, there were no changes in our internal control over financial reporting identified in connection with management's evaluation of the effectiveness of our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, a number of lawsuits and claims have been or may be asserted against us relating to the conduct of our business, including routine litigation relating to commercial and employment matters. The outcomes of litigation cannot be predicted with certainty, and some lawsuits may be determined adversely to us. However, management does not believe, based on information presently available, that the ultimate outcome of any such pending matters is likely to have a material adverse effect on our financial condition or liquidity, although the resolution in any fiscal quarter of one or more of these matters may have a material adverse effect on our results of operations for that period.
As initially reported in our 2008 Annual Report on Form 10-K, WESCO was a defendant in a lawsuit filed in a state court in Indiana in which a customer, ArcelorMittal Indiana Harbor, Inc. (“AIH”), alleged that the Company sold defective products to AIH in 2004 that were supplied to the Company by others. The lawsuit sought monetary damages in the amount of approximately $50 million. On February 14, 2013, the jury returned a verdict in favor of AIH and awarded damages in the amount of approximately $36.1 million, and judgment was entered on the jury's verdict. As a result, the Company recorded a $36.1 million charge to selling, general and administrative expenses in 2012. The Company received letters from its insurers confirming insurance coverage of the matter and recorded a receivable in the quarter ended March 31, 2013 in an amount equal to the previously recorded liability. The Company disputed this outcome and filed a post-trial motion challenging the verdict alleging various errors that occurred during trial. AIH also filed a post-trial motion asking the court to award additional amounts to AIH, including prejudgment and post-judgment interest. The Court denied the Company's post-trial motion on June 28, 2013 and granted in part AIH's motion, awarding prejudgment interest in the amount of $3.9 million and ordering post-judgment interest to accrue on the entire judgment at 8% per annum. In the quarter ended June 30, 2013, the Company received letters from its insurers confirming insurance coverage of all prejudgment and post-judgment interest related to the matter. The Company has recorded a liability and a corresponding receivable in the amount of $10.2 million for prejudgment and post-judgment interest. Final judgment was entered by the court on July 16, 2013, and the Company appealed the judgment. On November 10, 2014, the Indiana Court of Appeals reversed the prejudgment interest award, but otherwise affirmed the underlying judgment. A petition for further review of the case was filed with the Indiana Supreme Court.
On April 15, 2015, the Company, AIH and the parties’ respective insurance carriers attended a mediation and agreed to settle the case. As part of the settlement, the Company's insurers paid $35.8 million to AIH on April 30, 2015 in full and final satisfaction of the judgment, including any prejudgment and post-judgment interest, and AIH agreed to release all claims against the Company and its insurers. The parties also agreed to a dismissal of the pending appeal to the Indiana Supreme Court. The settlement of this matter has no effect on the Company's financial condition or results of operations.
See also the information set forth in Note 7 Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements under Part 1, Item 1 of this Form 10-Q, which is incorporated by reference in response to this Item.
Item 1A. Risk Factors.
There have been no material changes to the risk factors previously disclosed in Item 1A. to Part 1 of WESCO’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth all issuer purchases of common stock during the three months ended March 31, 2015, including those made pursuant to publicly announced plans or programs:

Period	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Program (1)
				(In Millions)
January 1 – January 31, 2015	36	$76.10	—	$300.0
February 1 – February 28, 2015	304,304	$68.64	300,651	$275.0
March 1 – March 31, 2015	221	$69.35	—	$275.0
Total	304,561	$68.64	300,651

(1)	On December 17, 2014, WESCO announced that its Board of Directors approved, on December 11, 2014, the repurchase of up to $300 million of the Company's common stock through December 31, 2017.

(2)
There were 3,910 shares purchased in the period that were not part of the publicly announced share repurchase program. These shares were surrendered by stock-based compensation plan participants to satisfy tax withholding obligations arising from the exercise of stock-settled stock appreciation rights.

Item 6.    Exhibits.
(a)Exhibits
(31)    Rule 13a-14(a)/15d-14(a) Certifications
(1)    Certification of Chief Executive Officer pursuant to Rules 13a-14(a) promulgated under the Exchange Act.
(2)    Certification of Chief Financial Officer pursuant to Rules 13a-14(a) promulgated under the Exchange Act.
(32)    Section 1350 Certifications
(1)    Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(2)    Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS    XBRL Instance Document.
101.SCH    XBRL Taxonomy Extension Schema Document.
101.CAL    XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF    XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB    XBRL Taxonomy Extension Label Linkbase Document.
101.PRE    XBRL Taxonomy Extension Presentation Linkbase Document.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESCO International, Inc.
(Registrant)

May 4, 2015	By:	/s/ Kenneth S. Parks
(Date)		Kenneth S. Parks
Senior Vice President and Chief Financial Officer