Form 10-Q
period 2015-06-30
WESCO INTERNATIONAL INC
filed 2015-07-31
CIK 929008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 30, 2015, 43,547,989 shares of common stock, $.01 par value, of the registrant were outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
The interim financial information required by this item is set forth in the Condensed Consolidated Financial Statements and Notes thereto in this Quarterly Report on Form 10-Q, as follows:

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except share data)
(unaudited)

	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$174,307	$128,319
Trade accounts receivable, net of allowance for doubtful accounts of $22,081 and $21,084 in 2015 and 2014, respectively	1,124,893	1,117,420
Other accounts receivable	60,820	138,745
Inventories, net	847,045	819,502
Prepaid expenses and other current assets	160,985	146,352
Total current assets	2,368,050	2,350,338
Property, buildings and equipment, net of accumulated depreciation of $237,656 and $229,196 in 2015 and 2014, respectively	180,049	182,725
Intangible assets, net of accumulated amortization of $125,899 and $110,828 in 2015 and 2014, respectively	415,327	429,840
Goodwill	1,713,118	1,735,440
Other assets	49,823	56,094
Total assets	$4,726,367	$4,754,437
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$770,605	$765,135
Accrued payroll and benefit costs	40,882	67,935
Short-term debt	46,924	46,787
Current portion of long-term debt	2,232	2,343
Other current liabilities	151,068	181,672
Total current liabilities	1,011,711	1,063,872
Long-term debt, net of discount of $167,029 and $170,367 in 2015 and 2014, respectively	1,436,802	1,366,430
Deferred income taxes	360,178	346,743
Other noncurrent liabilities	51,733	49,227
Total liabilities	$2,860,424	$2,826,272
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $.01 par value; 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 210,000,000 shares authorized, 58,586,095 and 58,400,736 shares issued and 43,580,243 and 44,489,989 shares outstanding in 2015 and 2014, respectively	586	584
Class B nonvoting convertible common stock, $.01 par value; 20,000,000 shares authorized, 4,339,431 issued and no shares outstanding in 2015 and 2014, respectively	43	43
Additional capital	1,110,716	1,102,369
Retained earnings	1,742,549	1,643,914
Treasury stock, at cost; 19,345,283 and 18,250,178 shares in 2015 and 2014, respectively	(695,959)	(616,366)
Accumulated other comprehensive loss	(290,164)	(201,892)
Total WESCO International, Inc. stockholders' equity	1,867,771	1,928,652
Noncontrolling interest	(1,828)	(487)
Total stockholders’ equity	1,865,943	1,928,165
Total liabilities and stockholders’ equity	$4,726,367	$4,754,437

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands of dollars, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net sales	$1,916,718	$2,005,165	$3,733,048	$3,815,991
Cost of goods sold (excluding depreciation and amortization below)	1,535,084	1,593,437	2,983,723	3,029,470
Selling, general and administrative expenses	275,242	278,709	539,826	544,171
Depreciation and amortization	16,139	17,186	32,060	33,558
Income from operations	90,253	115,833	177,439	208,792
Interest expense, net	18,613	20,337	39,508	41,025
Income before income taxes	71,640	95,496	137,931	167,767
Provision for income taxes	21,001	26,709	40,500	47,125
Net income	50,639	68,787	97,431	120,642
Net loss attributable to noncontrolling interest	(1,102)	(15)	(1,341)	(65)
Net income attributable to WESCO International, Inc.	$51,741	$68,802	$98,772	$120,707
Other comprehensive income (loss):
Foreign currency translation adjustments	25,542	43,023	(88,257)	(3,477)
Comprehensive income attributable to WESCO International, Inc.	$77,283	$111,825	$10,515	$117,230

Earnings per share attributable to WESCO International, Inc.
Basic	$1.18	$1.55	$2.23	$2.72
Diluted	$1.00	$1.29	$1.90	$2.26

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(unaudited)

	Six Months Ended
	June 30,
	2015	2014
Operating activities:
Net income	$97,431	$120,642
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,060	33,558
Deferred income taxes	16,717	13,719
Other operating activities, net	12,708	5,882
Changes in assets and liabilities:
Trade accounts receivable, net	(3,788)	(121,797)
Other accounts receivable	76,571	12,672
Inventories, net	(26,742)	(44,910)
Prepaid expenses and other assets	400	(30,840)
Accounts payable	846	47,082
Accrued payroll and benefit costs	(26,513)	(5,710)
Other current and noncurrent liabilities	(47,049)	20,544
Net cash provided by operating activities	132,641	50,842

Investing activities:
Acquisition payments, net of cash acquired	(68,502)	(133,318)
Capital expenditures	(12,624)	(11,785)
Other investing activities	1,425	27
Net cash used in investing activities	(79,701)	(145,076)

Financing activities:
Proceeds from issuance of short-term debt	60,420	33,085
Repayments of short-term debt	(58,153)	(25,983)
Proceeds from issuance of long-term debt	794,176	606,836
Repayments of long-term debt	(721,307)	(537,048)
Repurchases of common stock (Note 5)	(80,749)	(6,441)
Other financing activities, net	3,580	4,861
Net cash (used in) provided by financing activities	(2,033)	75,310

Effect of exchange rate changes on cash and cash equivalents	(4,919)	(3,158)

Net change in cash and cash equivalents	45,988	(22,082)
Cash and cash equivalents at the beginning of period	128,319	123,725
Cash and cash equivalents at the end of period	$174,307	$101,643

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. ORGANIZATION
WESCO International, Inc. and its subsidiaries (collectively, “WESCO” or the "Company"), headquartered in Pittsburgh, Pennsylvania, is a full-line distributor of electrical, industrial and communications maintenance, repair and operating (“MRO”) and original equipment manufactures (“OEM”) products, construction materials, and advanced supply chain management and logistics services used primarily in the industrial, construction, utility and commercial, institutional and government markets. WESCO serves over 75,000 active customers globally, through approximately 485 full service branches and nine distribution centers located primarily in the United States, Canada and Mexico, with operations in 16 additional countries.
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
The unaudited Condensed Consolidated Balance Sheet as of June 30, 2015, the unaudited Condensed Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2015 and 2014, respectively, and the unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, respectively, in the opinion of management, have been prepared on the same basis as the audited Consolidated Financial Statements and include all adjustments necessary for the fair statement of the results of the interim periods presented herein. All adjustments reflected in the unaudited condensed consolidated financial information are of a normal recurring nature unless indicated. The results for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.
The Condensed Consolidated Balance Sheet at December 31, 2014 and the unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 include certain reclassifications to previously reported amounts to conform to the current period presentation.
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
At June 30, 2015, the carrying value of WESCO’s 6.0% Convertible Senior Debentures due 2029 (the "2029 Debentures") was $179.5 million and the fair value was approximately $839.4 million. At December 31, 2014, the carrying value of WESCO’s 2029 Debentures was $177.6 million and the fair value was approximately $936.1 million. The reported carrying

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

amounts of WESCO’s other debt instruments approximate their fair values. The Company uses a market approach to fair value all of its debt instruments, utilizing quoted prices in active markets, interest rates and other relevant information generated by market transactions involving similar instruments. Therefore, all of the Company's debt instruments are classified as Level 2 within the valuation hierarchy. For all of the Company's remaining financial instruments, consisting of cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities, carrying values are considered to approximate fair value due to the short maturity of these instruments.
New Accounting Pronouncements
In May 2014, the FASB and the International Accounting Standards Board issued a converged final standard on the recognition of revenue from contracts with customers. This updated guidance provides a framework for addressing revenue recognition issues and replaces almost all existing revenue recognition guidance in current U.S. generally accepted accounting principles. The core principle of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard will also result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively, and improve guidance for multiple-element arrangements. The original standard was effective for fiscal years beginning after December 15, 2016; however, in July 2015, the FASB approved a one-year deferral of this standard. Accordingly, the standard is effective for fiscal years beginning after December 15, 2017. Early adoption is permitted to the original effective date of December 15, 2016 (including interim reporting periods within those periods). Management is currently evaluating the future impact of this guidance on WESCO's financial position, results of operations and cash flows.
In June 2014, the FASB issued Accounting Standards Update ("ASU") 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The amendments in this ASU require a reporting entity to treat a performance target that affects vesting and could be achieved after the requisite service period as a performance condition. A reporting entity should apply FASB ASC Topic 718, Compensation—Stock Compensation, to awards with performance conditions that affect vesting. For all entities, ASU 2014-12 is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. This ASU may be adopted either prospectively for share-based payment awards granted or modified on or after the effective date, or retrospectively, using a modified retrospective approach. The modified retrospective approach would apply to share-based payment awards outstanding as of the beginning of the earliest annual period presented in the financial statements on adoption and to all new or modified awards thereafter. The adoption of this guidance is not expected to have an impact on WESCO's consolidated financial statements and notes thereto.
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
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. To simplify the presentation of debt issuance costs, the amendments in this ASU require that debt issuance costs related to a recognized liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. For public business entities, this ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Early adoption is permitted for financial statements that have not been previously issued. An entity should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (that is, debt issuance cost asset and the debt liability). Management is currently evaluating the future impact of this guidance on WESCO's financial position, results of operations and cash flows.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

3. ACQUISITIONS
The following table sets forth the consideration paid for acquisitions:

	Six Months Ended
(In thousands of dollars)	June 30, 2015	June 30, 2014
Fair value of assets acquired	$89,786	$150,966
Fair value of liabilities assumed	21,284	17,648
Cash paid for acquisitions, net of cash acquired	$68,502	$133,318
The fair values of assets acquired and liabilities assumed during the six months ended June 30, 2015, which were primarily for the acquisition of Hill Country Electric Supply, LP ("Hill Country"), were based upon preliminary calculations and valuations. WESCO's estimates and assumptions for its preliminary purchase price allocation are subject to change as it obtains additional information for its estimates during the respective measurement periods (up to one year from the respective acquisition date).
2015 Acquisition of Hill Country Electric Supply, LP
On May 1, 2015, WESCO Distribution, Inc. completed the acquisition of Hill Country, an electrical distributor focused on the commercial construction market from nine locations in Central and South Texas with approximately $140 million in annual sales. WESCO funded the purchase price paid at closing with borrowings under the revolving credit facility (the "Revolving Credit Facility"). The purchase price was allocated to the respective assets and liabilities based upon their estimated fair values as of the acquisition date. The preliminary fair value of intangibles was estimated by management and the allocation resulted in intangible assets of $21.1 million and goodwill of $15.8 million. The intangible assets include customer relationships of $13.1 million amortized over 11 years, non-compete agreements of $0.2 million amortized over 5 years, and trademarks of $7.8 million amortized over 12 years. No residual value is estimated for the intangible assets being amortized. Management believes that the majority of goodwill is deductible for tax purposes.
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
For all acquisitions made in the first half of 2014, the intangible assets include customer relationships of $38.9 million amortized over 2 to 12 years, supplier relationships of $3.2 million amortized over 10 years, trademarks of $10.9 million, and other intangibles of $0.3 million. Certain trademarks have been assigned an indefinite life while others are amortized over 5 and 10 years. No residual value is estimated for the intangible assets being amortized.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

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
During the three and six months ended June 30, 2015 and 2014, WESCO granted the following stock-settled appreciation rights, restricted stock units and performance-based awards at the following weighted-average fair values:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Stock-settled appreciation rights granted	—	2,295	394,182	274,508
Weighted-average fair value	$—	$27.71	$21.68	$30.64

Restricted stock units granted	—	—	78,292	62,506
Weighted-average fair value	$—	$—	$69.54	$85.35

Performance-based awards granted	—	—	59,661	44,046
Weighted-average fair value	$—	$—	$67.81	$86.65
The fair value of stock-settled appreciation rights was estimated using the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Risk free interest rate	—%	1.6%	1.6%	1.5%
Expected life (in years)	0	5	5	5
Expected volatility	—%	34%	32%	39%
The risk-free interest rate is based on the U.S. Treasury Daily Yield Curve rates as of the grant date. The expected life is based on historical exercise experience and the expected volatility is based on the volatility of the Company's daily stock prices over a five-year period preceding the grant date.
The following table sets forth a summary of stock-settled stock appreciation rights and related information for the six months ended June 30, 2015:

	Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2014	2,480,745	$50.91
Granted	394,182	69.54
Exercised	(227,441)	35.87
Forfeited	(13,643)	79.35
Outstanding at June 30, 2015	2,633,843	54.85	5.7	$41,895.0
Exercisable at June 30, 2015	1,996,529	$48.71	4.6	$41,891.2

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The following table sets forth a summary of time-based restricted stock units and related information for the six months ended June 30, 2015:

	Awards	Weighted- Average Fair Value
Unvested at December 31, 2014	185,457	$73.87
Granted	78,292	69.54
Vested	(66,902)	65.32
Forfeited	(4,179)	77.75
Unvested at June 30, 2015	192,668	$74.99
Performance shares are awards for which the vesting will occur based on market or performance conditions. The following table sets forth a summary of performance-based awards for the six months ended June 30, 2015:

	Awards	Weighted- Average Fair Value
Unvested at December 31, 2014	130,004	$80.21
Granted	59,661	67.81
Vested	(38,869)	72.25
Forfeited	(10,800)	85.87
Unvested at June 30, 2015	139,996	$76.70
The fair value of the performance shares granted during the six months ended June 30, 2015 was estimated using the following weighted-average assumptions:

Weighted-Average Assumptions
Grant date share price	$69.54
WESCO expected volatility	26.9%
Peer group median volatility	23.2%
Risk-free interest rate	1.05%
Correlation of peer company returns	95.8%
The unvested performance-based awards in the table above include 69,998 shares in which vesting of the ultimate number of shares underlying such awards is dependent upon WESCO's total stockholder return in relation to the total stockholder return of a select group of peer companies over a three-year period. These awards are accounted for as awards with market conditions; compensation cost is recognized over the service period, regardless of whether the market conditions are achieved and the awards ultimately vest.
Vesting of the remaining 69,998 shares of performance-based awards in the table above is dependent upon the three-year average growth rate of WESCO's net income. These awards are accounted for as awards with performance conditions; compensation cost is recognized over the performance period based upon WESCO's determination of whether it is probable that the performance targets will be achieved.
WESCO recognized $4.0 million and $4.3 million of non-cash stock-based compensation expense, which is included in selling, general and administrative expenses, for the three months ended June 30, 2015 and 2014, respectively. WESCO recognized $7.8 million and $8.5 million of non-cash stock-based compensation expense, which is included in selling, general and administrative expenses, for the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015, there was $25.8 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements for all awards previously made, of which approximately $7.6 million is expected to be recognized over the remainder of 2015, $11.4 million in 2016, $6.1 million in 2017 and $0.7 million in 2018.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

During the six months ended June 30, 2015 and 2014, the total intrinsic value of all awards exercised and vested was $15.3 million and $22.9 million, respectively. The total amount of cash received from the exercise of options was $0.8 million for the six months ended June 30, 2014. The gross deferred tax benefit associated with the exercise of awards for the six months ended June 30, 2015 and 2014 totaled $5.5 million and $8.7 million, respectively, and was recorded as an increase to additional capital.
5. EARNINGS PER SHARE
Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding during the periods. Diluted earnings per share are computed by dividing net income by the weighted-average common shares and common share equivalents outstanding during the periods. The dilutive effect of common share equivalents is considered in the diluted earnings per share computation using the treasury stock method, which includes consideration of dilutive equity awards and contingently convertible debt.
The following tables set forth the details of basic and diluted earnings per share:

	Three Months Ended
	June 30,
(In thousands of dollars, except per share data)	2015	2014
Net income attributable to WESCO International, Inc.	$51,741	$68,802
Weighted-average common shares outstanding used in computing basic earnings per share	43,997	44,449
Common shares issuable upon exercise of dilutive equity awards	767	1,031
Common shares issuable from contingently convertible debentures (see below for basis of calculation)	7,138	7,996
Weighted-average common shares outstanding and common share equivalents used in computing diluted earnings per share	51,902	53,476
Earnings per share attributable to WESCO International, Inc.
Basic	$1.18	$1.55
Diluted	$1.00	$1.29

	Six Months Ended
	June 30,
(In thousands of dollars, except per share data)	2015	2014
Net income attributable to WESCO International, Inc.	$98,772	$120,707
Weighted-average common shares outstanding used in computing basic earnings per share	44,200	44,399
Common shares issuable upon exercise of dilutive equity awards	795	1,061
Common shares issuable from contingently convertible debentures (see below for basis of calculation)	7,055	7,962
Weighted-average common shares outstanding and common share equivalents used in computing diluted earnings per share	52,050	53,422
Earnings per share attributable to WESCO International, Inc.
Basic	$2.23	$2.72
Diluted	$1.90	$2.26
For the three and six months ended June 30, 2015, the computation of diluted earnings per share attributable to WESCO International, Inc. excluded approximately 0.9 million stock-settled stock appreciation rights at a weighted-average exercise price of $74.93 per share. For the three and six months ended June 30, 2014, the computation of diluted earnings per share attributable to WESCO International, Inc. excluded approximately 0.5 million stock-settled stock appreciation rights at weighted average exercise prices of $84.71 per share and $79.37 per share, respectively. These amounts were excluded because their effect would have been antidilutive.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

Because of WESCO’s obligation to settle the par value of the 2029 Debentures in cash upon conversion, WESCO is required to include shares underlying the 2029 Debentures in its diluted weighted-average shares outstanding when the average stock price per share for the period exceeds the conversion price of the respective debentures. Only the number of shares issuable under the treasury stock method of accounting for share dilution are included, which is based upon the amount by which the average stock price exceeds the conversion price. The conversion price of the 2029 Debentures is $28.87. Share dilution is limited to a maximum of 11,947,671 shares for the 2029 Debentures. For the three and six months June 30, 2015, the effect of the 2029 Debentures on diluted earnings per share attributable to WESCO International, Inc. was a decrease of $0.16 and $0.30, respectively. For the three and six months June 30, 2014, the effect of the 2029 Debentures on diluted earnings per share attributable to WESCO International, Inc. was a decrease of $0.22 and $0.40, respectively.
In December 2014, the Company's Board of Directors authorized the repurchase of up to $300 million of the Company's common stock through December 31, 2017. During the six months ended June 30, 2015, the Company entered into accelerated stock repurchase agreements (the "ASR Transactions") with certain financial institutions to purchase shares of its common stock. In exchange for up-front cash payments totaling $75.0 million, the Company received 1,050,927 shares. The total number of shares ultimately delivered under the ASR Transactions was determined by the average of the volume-weighted average prices of the Company's common stock for each exchange business day during the respective settlement valuation periods. WESCO funded the repurchases with borrowings under the Revolving Credit Facility. For purposes of computing earnings per share, shares received under the ASR Transactions were reflected as a reduction to common shares outstanding on the respective delivery dates.
6. EMPLOYEE BENEFIT PLANS
A majority of WESCO’s employees are covered by defined contribution retirement savings plans for their services rendered subsequent to WESCO’s formation. WESCO also offers a deferred compensation plan for select individuals. For U.S. participants, WESCO will make contributions in an amount equal to 50% of the participant’s total monthly contributions up to a maximum of 6% of eligible compensation. For Canadian participants, WESCO will make contributions in an amount ranging from 3% to 5% of the participant’s eligible compensation based on years of continuous service. In addition, for U.S. participants, employer contributions may be made at the discretion of the Board of Directors. For the six months ended June 30, 2015 and 2014, WESCO incurred charges of $14.3 million and $15.0 million, respectively, for all such plans. Contributions are made in cash to defined contribution retirement savings plans. The deferred compensation plan is an unfunded plan. Employees have the option to transfer balances allocated to their accounts in the defined contribution retirement savings plan and the deferred compensation plan into any of the available investment options. An investment option for employees in the defined contribution retirement savings plan is WESCO common stock.
In connection with the December 14, 2012 acquisition of EECOL, the Company assumed a contributory defined benefit plan covering substantially all Canadian employees of EECOL and a Supplemental Executive Retirement Plan for certain executives of EECOL. The following table reflects the components of net periodic benefit costs for the Company's defined benefit plans:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands of dollars)	2015	2014	2015	2014
Service cost	$1,158	$900	$2,328	$1,800
Interest cost	1,031	1,158	2,073	2,314
Expected return on plan assets	(1,351)	(1,362)	(2,718)	(2,723)
Recognized actuarial gain	(4)	(14)	(8)	(28)
Net periodic benefit cost	$834	$682	$1,675	$1,363
During the three and six months ended June 30, 2015, the Company made aggregate cash contributions of $0.5 million and $1.0 million, respectively, to its defined benefit plans.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

7. COMMITMENTS AND CONTINGENCIES
As initially reported in its 2008 Annual Report on Form 10-K, WESCO was a defendant in a lawsuit filed in a state court in Indiana in which a customer, ArcelorMittal Indiana Harbor, Inc. (“AIH”), alleged that the Company sold defective products to AIH in 2004 that were supplied to the Company by others. The lawsuit sought monetary damages in the amount of approximately $50 million. On February 14, 2013, the jury returned a verdict in favor of AIH and awarded damages in the amount of approximately $36.1 million, and judgment was entered on the jury's verdict. As a result, the Company recorded a $36.1 million charge to selling, general and administrative expenses in 2012. The Company received letters from its insurers confirming insurance coverage of the matter and recorded a receivable in the quarter ended March 31, 2013 in an amount equal to the previously recorded liability. The Company disputed this outcome and filed a post-trial motion challenging the verdict, alleging various errors that occurred during trial. AIH also filed a post-trial motion asking the court to award additional amounts to AIH, including prejudgment and post-judgment interest. The Court denied the Company's post-trial motion on June 28, 2013 and granted in part AIH's motion, awarding prejudgment interest in the amount of $3.9 million and ordering post-judgment interest to accrue on the entire judgment at 8% per annum. In the quarter ended June 30, 2013, the Company received letters from its insurers confirming insurance coverage of all prejudgment and post-judgment interest related to the matter. Final judgment was entered by the court on July 16, 2013, and the Company appealed the judgment. On November 10, 2014, the Indiana Court of Appeals reversed the prejudgment interest award, but otherwise affirmed the underlying judgment. A petition for further review of the case was filed with the Indiana Supreme Court.
On April 15, 2015, the Company, AIH and the parties’ respective insurance carriers agreed to settle the case. As part of the settlement, the Company's insurers paid $35.8 million to AIH on April 30, 2015 in full and final satisfaction of the judgment, including any prejudgment and post-judgment interest, and AIH agreed to release all claims against the Company and its insurers. The parties also agreed to a dismissal of the pending appeal to the Indiana Supreme Court. To account for the settlement, the Company reversed the previously recorded liability and corresponding receivable of $36.1 million, plus $10.2 million of interest that had accrued in connection with this matter. Accordingly, the settlement of this matter had no net effect on the Company's financial condition or results of operations.
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
8. INCOME TAXES
The effective tax rate for the three and six months ended June 30, 2015 was 29.3% and 29.4%, respectively. The effective tax rate for the three and six months ended June 30, 2014 was 28.0% and 28.1%, respectively. WESCO’s effective tax rate is lower than the federal statutory rate of 35% in both periods primarily due to benefits resulting from the tax effect of intercompany financing and lower rates on foreign earnings, which are partially offset by nondeductible expenses and state taxes. There have been no material adjustments to liabilities relating to uncertain tax positions since the last annual disclosure for the year ended December 31, 2014.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

9. CONDENSED CONSOLIDATING FINANCIAL INFORMATION
WESCO International, Inc. has outstanding $344.9 million in aggregate principal amount of 2029 Debentures. The 2029 Debentures are fully and unconditionally guaranteed by WESCO Distribution, Inc., a 100% owned subsidiary of WESCO International, Inc., on a senior subordinated basis to all existing and future senior indebtedness of WESCO Distribution, Inc.
WESCO Distribution, Inc. has outstanding $500 million in aggregate principal amount of 5.375% Senior Notes due 2021 (the "2021 Notes"). The 2021 Notes are unsecured senior obligations of WESCO Distribution, Inc. and are fully and unconditionally guaranteed on a senior unsecured basis by WESCO International, Inc.
Condensed consolidating financial information for WESCO International, Inc., WESCO Distribution, Inc. and the non-guarantor subsidiaries is presented in the following tables.

	Condensed Consolidating Balance Sheet
	June 30, 2015

(In thousands of dollars)	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Cash and cash equivalents	$—	$43,725	$130,582	$—	$174,307
Trade accounts receivable, net	—	—	1,124,893	—	1,124,893
Inventories, net	—	399,924	447,121	—	847,045
Other current assets	3	102,257	125,995	(6,450)	221,805
Total current assets	3	545,906	1,828,591	(6,450)	2,368,050
Intercompany receivables, net	—	—	1,838,753	(1,838,753)	—
Property, buildings and equipment, net	—	60,246	119,803	—	180,049
Intangible assets, net	—	4,193	411,134	—	415,327
Goodwill	—	254,899	1,458,219	—	1,713,118
Investments in affiliates	3,322,835	3,823,109	—	(7,145,944)	—
Other noncurrent assets	3,943	11,418	34,462	—	49,823
Total assets	$3,326,781	$4,699,771	$5,690,962	$(8,991,147)	$4,726,367

Accounts payable	$—	$454,136	$316,469	$—	$770,605
Short-term debt	—	—	46,924	—	46,924
Other current liabilities	12,463	58,246	129,923	(6,450)	194,182
Total current liabilities	12,463	512,382	493,316	(6,450)	1,011,711
Intercompany payables, net	1,245,134	593,619	—	(1,838,753)	—
Long-term debt, net	179,526	753,014	504,262	—	1,436,802
Other noncurrent liabilities	21,887	251,872	138,152	—	411,911
Total WESCO International, Inc. stockholders' equity	1,867,771	2,588,884	4,557,060	(7,145,944)	1,867,771
Noncontrolling interest	—	—	(1,828)	—	(1,828)
Total liabilities and stockholders’ equity	$3,326,781	$4,699,771	$5,690,962	$(8,991,147)	$4,726,367

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

	Condensed Consolidating Balance Sheet
	December 31, 2014

(In thousands of dollars)	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Cash and cash equivalents	$—	$32,508	$95,811	$—	$128,319
Trade accounts receivable, net	—	—	1,117,420	—	1,117,420
Inventories, net	—	373,938	445,564	—	819,502
Other current assets	12	144,282	147,268	(6,465)	285,097
Total current assets	12	550,728	1,806,063	(6,465)	2,350,338
Intercompany receivables, net	—	—	1,806,215	(1,806,215)	—
Property, buildings and equipment, net	—	56,735	125,990	—	182,725
Intangible assets, net	—	4,733	425,107	—	429,840
Goodwill	—	246,771	1,488,669	—	1,735,440
Investments in affiliates	3,304,914	3,828,727	—	(7,133,641)	—
Other noncurrent assets	4,083	12,844	39,167	—	56,094
Total assets	$3,309,009	$4,700,538	$5,691,211	$(8,946,321)	$4,754,437

Accounts payable	$—	$445,680	$319,455	$—	$765,135
Short-term debt	—	—	46,787	—	46,787
Other current liabilities	12,465	113,746	132,204	(6,465)	251,950
Total current liabilities	12,465	559,426	498,446	(6,465)	1,063,872
Intercompany payables, net	1,168,366	637,849	—	(1,806,215)	—
Long-term debt, net	177,638	683,407	505,385	—	1,366,430
Other noncurrent liabilities	21,888	232,544	141,538	—	395,970
Total WESCO International, Inc. stockholders' equity	1,928,652	2,587,312	4,546,329	(7,133,641)	1,928,652
Noncontrolling interest	—	—	(487)	—	(487)
Total liabilities and stockholders’ equity	$3,309,009	$4,700,538	$5,691,211	$(8,946,321)	$4,754,437

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

	Condensed Consolidating Statement of Income and Comprehensive Income
	Three Months Ended
	June 30, 2015

(In thousands of dollars)	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net sales	$—	$884,769	$1,062,255	$(30,306)	$1,916,718
Cost of goods sold (excluding depreciation and
amortization)	—	714,088	851,302	(30,306)	1,535,084
Selling, general and administrative expenses	9	147,911	127,322	—	275,242
Depreciation and amortization	—	4,940	11,199	—	16,139
Results of affiliates’ operations	55,029	46,387	—	(101,416)	—
Interest expense, net	6,200	17,240	(4,827)	—	18,613
Provision for income taxes	(1,820)	168	22,653	—	21,001
Net income	50,640	46,809	54,606	(101,416)	50,639
Net loss attributable to noncontrolling interest	—	—	(1,102)	—	(1,102)
Net income attributable to WESCO International, Inc.	$50,640	$46,809	$55,708	$(101,416)	$51,741
Other comprehensive income:
Foreign currency translation adjustments	25,542	25,542	25,542	(51,084)	25,542
Comprehensive income attributable to WESCO International, Inc.	$76,182	$72,351	$81,250	$(152,500)	$77,283

	Condensed Consolidating Statement of Income and Comprehensive Income
	Three Months Ended
	June 30, 2014

(In thousands of dollars)	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net sales	$—	$894,199	$1,140,850	$(29,884)	$2,005,165
Cost of goods sold (excluding depreciation and
amortization)	—	720,938	902,383	(29,884)	1,593,437
Selling, general and administrative expenses	2	144,766	133,941	—	278,709
Depreciation and amortization	—	4,914	12,272	—	17,186
Results of affiliates’ operations	73,172	61,502	—	(134,674)	—
Interest expense, net	6,084	18,328	(4,075)	—	20,337
Provision for income taxes	(1,700)	1,465	26,944	—	26,709
Net income	68,786	65,290	69,385	(134,674)	68,787
Net loss attributable to noncontrolling interest	—	—	(15)	—	(15)
Net income attributable to WESCO International, Inc.	$68,786	$65,290	$69,400	$(134,674)	$68,802
Other comprehensive income:
Foreign currency translation adjustments	43,023	43,023	43,023	(86,046)	43,023
Comprehensive income attributable to WESCO International, Inc.	$111,809	$108,313	$112,423	$(220,720)	$111,825

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

	Condensed Consolidating Statement of Income and Comprehensive Income
	Six Months Ended
	June 30, 2015

(In thousands of dollars)	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net sales	$—	$1,724,052	$2,067,504	$(58,508)	$3,733,048
Cost of goods sold (excluding depreciation and
amortization)	—	1,383,896	1,658,335	(58,508)	2,983,723
Selling, general and administrative expenses	16	284,322	255,488	—	539,826
Depreciation and amortization	—	9,774	22,286	—	32,060
Results of affiliates’ operations	106,194	82,655	—	(188,849)	—
Interest expense, net	12,388	35,880	(8,760)	—	39,508
Provision for income taxes	(3,641)	2,989	41,152	—	40,500
Net income	97,431	89,846	99,003	(188,849)	97,431
Net loss attributable to noncontrolling interest	—	—	(1,341)	—	(1,341)
Net income attributable to WESCO International, Inc.	$97,431	$89,846	$100,344	$(188,849)	$98,772
Other comprehensive loss:
Foreign currency translation adjustments	(88,257)	(88,257)	(88,257)	176,514	(88,257)
Comprehensive income attributable to WESCO International, Inc.	$9,174	$1,589	$12,087	$(12,335)	$10,515

	Condensed Consolidating Statement of Income and Comprehensive Income
	Six Months Ended
	June 30, 2014

(In thousands of dollars)	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net sales	$—	$1,723,670	$2,148,303	$(55,982)	$3,815,991
Cost of goods sold (excluding depreciation and
amortization)	—	1,379,523	1,705,929	(55,982)	3,029,470
Selling, general and administrative expenses	2	281,446	262,723	—	544,171
Depreciation and amortization	—	9,614	23,944	—	33,558
Results of affiliates’ operations	129,382	102,215	—	(231,597)	—
Interest expense, net	12,153	37,090	(8,218)	—	41,025
Provision for income taxes	(3,414)	4,511	46,028	—	47,125
Net income	120,641	113,701	117,897	(231,597)	120,642
Net loss attributable to noncontrolling interest	—	—	(65)	—	(65)
Net income attributable to WESCO International, Inc.	$120,641	$113,701	$117,962	$(231,597)	$120,707
Other comprehensive loss:
Foreign currency translation adjustments	(3,477)	(3,477)	(3,477)	6,954	(3,477)
Comprehensive income attributable to WESCO International, Inc.	$117,164	$110,224	$114,485	$(224,643)	$117,230

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

	Condensed Consolidating Statement of Cash Flows
	Six Months Ended
	June 30, 2015

(In thousands of dollars)	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net cash provided by operating activities	$2,440	$91,787	$38,414	$—	$132,641
Investing activities:
Capital expenditures	—	(7,144)	(5,480)	—	(12,624)
Acquisition payments, net of cash acquired	—	(68,502)	—	—	(68,502)
Other	—	(76,769)	1,425	76,769	1,425
Net cash used in investing activities	—	(152,415)	(4,055)	76,769	(79,701)
Financing activities:
Borrowings	76,769	598,269	256,327	(76,769)	854,596
Repayments	—	(528,464)	(250,996)	—	(779,460)
Equity activities	(80,749)	—	—	—	(80,749)
Other	1,540	2,040	—	—	3,580
Net cash (used in) provided by financing activities	(2,440)	71,845	5,331	(76,769)	(2,033)
Effect of exchange rate changes on cash and cash equivalents	—	—	(4,919)	—	(4,919)
Net change in cash and cash equivalents	—	11,217	34,771	—	45,988
Cash and cash equivalents at the beginning of period	—	32,508	95,811	—	128,319
Cash and cash equivalents at the end of period	$—	$43,725	$130,582	$—	$174,307

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

	Condensed Consolidating Statement of Cash Flows
	Six Months Ended
	June 30, 2014

(In thousands of dollars)	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net cash provided by (used in) operating activities	$1,063	$57,016	$(7,237)	$—	$50,842
Investing activities:
Capital expenditures	—	(8,380)	(3,405)	—	(11,785)
Acquisition payments, net of cash acquired	—	(42,131)	(91,187)	—	(133,318)
Other	—	675	27	(675)	27
Net cash used in investing activities	—	(49,836)	(94,565)	(675)	(145,076)
Financing activities:
Borrowings	—	409,460	230,461	—	639,921
Repayments	(675)	(402,459)	(160,572)	675	(563,031)
Equity activities	(6,441)	—	—	—	(6,441)
Other	6,053	(1,189)	(3)	—	4,861
Net cash (used in) provided by financing activities	(1,063)	5,812	69,886	675	75,310
Effect of exchange rate changes on cash and cash equivalents	—	—	(3,158)	—	(3,158)
Net change in cash and cash equivalents	—	12,992	(35,074)	—	(22,082)
Cash and cash equivalents at the beginning of period	—	31,695	92,030	—	123,725
Cash and cash equivalents at the end of period	$—	$44,687	$56,956	$—	$101,643
The unaudited Condensed Consolidating Statement of Cash Flows for the six months ended June 30, 2014 includes certain reclassifications to previously reported amounts to conform to the current period presentation.
10. SUBSEQUENT EVENTS
The Company evaluated subsequent events through July 31, 2015, the date the financial statements were approved and authorized for issuance, and concluded that no subsequent events have occurred that would require recognition in the unaudited Condensed Consolidated Financial Statements or disclosure in the Notes thereto.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

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
Our financial results for the first six months of 2015 reflect a reduced demand in commodity-driven end markets and the unfavorable impact of changes in foreign currencies. Net sales decreased $82.9 million, or 2.2%, over the same period last year. Cost of goods sold as a percentage of net sales was 79.9% and 79.4% for the first six months of 2015 and 2014, respectively. Selling, general and administrative ("SG&A") expenses as a percentage of net sales were 14.5% and 14.3% for the first six months of 2015 and 2014, respectively. Operating profit was $177.4 million for the current six month period, compared to $208.8 million for the first six months of 2014. Operating profit decreased primarily due to lower sales volume, lower supplier volume rebates, business mix, and continued competitive market pricing pressures. Net income attributable to WESCO International, Inc. for the six months ended June 30, 2015 and 2014 was $98.8 million and $120.7 million, respectively.
Cash Flow
We generated $132.6 million in operating cash flow for the first six months of 2015. Investing activities included cash paid of $68.5 million, which was primarily related to the acquisition of Hill Country, and capital expenditures of $12.6 million. Financing activities consisted of borrowings and repayments of $634.0 million and $564.0 million, respectively, related to our revolving credit facility (the "Revolving Credit Facility"), borrowings and repayments of $160.2 million and $112.6 million, respectively, related to our accounts receivable securitization facility (the “Receivables Facility”), and repayments of $44.7 million applied to our term loan facility (the "Term Loan Facility"). Financing activities in 2015 also included borrowings and repayments on our various international lines of credit of approximately $60.4 million and $58.2 million, respectively. Additionally, financing activities for the first six months of 2015 included the repurchase of $75.0 million of the Company's common stock pursuant to the share repurchase plan announced on December 17, 2014. Free cash flow for the first six months of 2015 and 2014 was $120.0 million and $39.0 million, respectively.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

The following table sets forth the components of free cash flow:

	Three Months Ended		Six Months Ended
Free Cash Flow:	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Cash flow provided by operations	$42.5	$4.1	$132.6	$50.8
Less: Capital expenditures	(7.6)	(6.8)	(12.6)	(11.8)
Free cash flow	$34.9	$(2.7)	$120.0	$39.0
Note: Free cash flow is provided by the Company as an additional liquidity measure. Capital expenditures are deducted from operating cash flow to determine free cash flow. Free cash flow is available to fund the Company's financing needs.
Financing Availability
As of June 30, 2015, we had $433.4 million in total available borrowing capacity under our Revolving Credit Facility, which matures in August 2016, and no available borrowing capacity under our Receivables Facility, which matures in September 2016.
Critical Accounting Policies and Estimates
During the six months ended June 30, 2015, there were no significant changes to our critical accounting policies and estimates referenced in our 2014 Annual Report on Form 10-K.
Results of Operations
Second Quarter of 2015 versus Second Quarter of 2014
The following table sets forth the percentage relationship to net sales of certain items in our Condensed Consolidated Statements of Income and Comprehensive Income for the periods presented:

	Three Months Ended
	June 30,
	2015	2014
Net sales	100.0%	100.0%
Cost of goods sold (excluding depreciation and amortization)	80.1	79.5
Selling, general and administrative expenses	14.4	13.9
Depreciation and amortization	0.8	0.9
Income from operations	4.7	5.7
Interest expense	1.0	1.0
Income before income taxes	3.7	4.7
Provision for income taxes	1.1	1.3
Net income attributable to WESCO International, Inc.	2.6%	3.4%
Net sales were $1.9 billion for the second quarter of 2015, compared to $2.0 billion for the second quarter of 2014, a decrease of 4.4%. Normalized organic sales decreased 3.0%; foreign exchange rates negatively impacted sales by 3.0% and were partially offset by a 1.6% positive impact from acquisitions.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

The following table sets forth normalized organic sales growth:

Three Months Ended
Normalized Organic Sales:	June 30, 2015
Change in net sales	(4.4)%
Impact from acquisitions	1.6%
Impact from foreign exchange rates	(3.0)%
Impact from number of workdays	—%
Normalized organic sales growth	(3.0)%
Note: Normalized organic sales growth is provided by the Company as an additional financial measure to provide a better understanding of the Company's sales growth trends. Normalized organic sales growth is calculated by deducting the percentage impact from acquisitions, foreign exchange rates and number of workdays from the overall percentage change in consolidated net sales.
Cost of goods sold for the second quarter of 2015 and 2014 was $1.5 billion and $1.6 billion, respectively, and as a percentage of net sales was 80.1% and 79.5% in 2015 and 2014, respectively. The increase in cost of goods sold as a percentage of net sales was primarily due to lower sales volume, lower supplier volume rebates, business mix, and continued competitive market pricing pressures compared to last year's comparable quarter.
SG&A expenses in the second quarter of 2015 totaled $275.2 million versus $278.7 million in last year's comparable quarter. As a percentage of net sales, SG&A expenses were 14.4% in the second quarter of 2015 compared to 13.9% in the second quarter of 2014. The decrease in SG&A expenses was primarily due to a reduction in headcount, lower variable compensation costs, and ongoing discretionary spending cost controls, partially offset by the effect of acquisitions.
SG&A payroll expenses for the second quarter of 2015 of $193.3 million decreased by $1.3 million compared to the same quarter in 2014. The decrease in SG&A payroll expenses was primarily due to headcount reduction and lower commission and incentive compensation costs, partially offset by the effect of acquisitions.
Depreciation and amortization for the second quarter of 2015 and 2014 was $16.1 million and $17.2 million, respectively.
Interest expense totaled $18.6 million for the second quarter of 2015 compared to $20.3 million in last year's comparable quarter, a decrease of 8.5%. The following table sets forth the components of interest expense:

	Three Months Ended
	June 30,
	2015	2014
	(In millions of dollars)
Amortization of debt discount	$1.5	$1.0
Amortization of deferred financing fees	1.5	1.1
Interest related to uncertain tax provisions	0.1	0.1
Accrued interest	(1.5)	(3.0)
Non-cash interest expense (income)	1.6	(0.8)
Cash interest expense	17.0	21.1
Total interest expense	$18.6	$20.3
Income tax expense totaled $21.0 million in the second quarter of 2015 compared to $26.7 million in last year's comparable quarter, and the effective tax rate was 29.3% compared to 28.0% in the same quarter in 2014. Our effective tax rate is impacted by the relative amounts of income earned in the United States and foreign jurisdictions, primarily Canada, and the tax rates in these jurisdictions. The increase in the tax rate in the second quarter of 2015 as compared to last year’s comparable quarter was primarily due to the unfavorable change in the Canadian to U.S. dollar foreign exchange rate.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

For the second quarter of 2015, net income decreased by $18.1 million to $50.6 million compared to $68.8 million in the second quarter of 2014.
Net loss of $1.1 million was attributable to noncontrolling interest for the second quarter of 2015, as compared to a net loss attributable to the noncontrolling interest of less than $0.1 million for the second quarter of 2014. During the quarter ended June 30, 2015, the Company recorded a higher net loss attributable to noncontrolling interest due to unfavorable changes in foreign currency exchange rates.
Net income and diluted earnings per share attributable to WESCO International, Inc. were $51.7 million and $1.00 per share, respectively, for the second quarter of 2015, compared with $68.8 million and $1.29 per share, respectively, for the second quarter of 2014.
Six Months Ended June 30, 2015 versus Six Months Ended June 30, 2014
The following table sets forth the percentage relationship to net sales of certain items in our Condensed Consolidated Statements of Income and Comprehensive Income for the periods presented:

	Six Months Ended
	June 30,
	2015	2014
Net sales	100.0%	100.0%
Cost of goods sold (excluding depreciation and amortization)	79.9	79.4
Selling, general and administrative expenses	14.5	14.3
Depreciation and amortization	0.9	0.9
Income from operations	4.8	5.4
Interest expense	1.1	1.1
Income before income taxes	3.7	4.3
Provision for income taxes	1.1	1.2
Net income attributable to WESCO International, Inc.	2.6%	3.1%
Net sales in the first six months of 2015 totaled $3.7 billion versus $3.8 billion in the comparable period for 2014, a decrease of $82.9 million, or 2.2%, over the same period last year. Normalized organic sales decreased 0.1%; foreign exchange rates and number of workdays negatively impacted sales by 2.7% and 0.8%, respectively, and were partially offset by a 1.4% positive impact from acquisitions.
The following table sets forth normalized organic sales growth:

Six Months Ended
Normalized Organic Sales:	June 30, 2015
Change in net sales	(2.2)%
Impact from acquisitions	1.4%
Impact from foreign exchange rates	(2.7)%
Impact from number of workdays	(0.8)%
Normalized organic sales growth	(0.1)%
Note: Normalized organic sales growth is provided by the Company as an additional financial measure to provide a better understanding of the Company's sales growth trends. Normalized organic sales growth is calculated by deducting the percentage impact from acquisitions, foreign exchange rates and number of workdays from the overall percentage change in consolidated net sales.
Cost of goods sold for the first six months of 2015 and 2014 was $3.0 billion, and as a percentage of net sales was 79.9% and 79.4% in 2015 and 2014, respectively. The increase in cost of goods sold as a percentage of net sales was primarily due to lower sales volume, lower supplier volume rebates, business mix, and continued competitive market pricing pressures compared to the first half of 2014.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

SG&A expenses in the first six months of 2015 totaled $539.8 million versus $544.2 million in last year's comparable quarter. As a percentage of net sales, SG&A expenses were 14.5% in the in the first half of 2015 compared to 14.3% in the first half of 2014. The decrease in SG&A expenses was primarily due to a reduction in headcount, lower variable compensation costs, and ongoing discretionary spending cost controls, partially offset by the effect of acquisitions.
SG&A payroll expenses for the six months ended June 30, 2015 of $377.9 million decreased by $2.9 million compared to the same period in 2014. The decrease in SG&A payroll expenses was primarily due to headcount reduction and lower commission and incentive compensation costs, partially offset by the effect of acquisitions.
Depreciation and amortization for the first six months of 2015 and 2014 was $32.1 million and $33.6 million, respectively.
Interest expense totaled $39.5 million for the six months ended June 30, 2015 compared to $41.0 million in last year's comparable quarter, a decrease of 3.7%. The following table sets forth the components of interest expense:

	Six Months Ended
	June 30,
	2015	2014
	(In millions of dollars)
Amortization of debt discount	$3.2	$2.0
Amortization of deferred financing fees	3.4	2.2
Interest related to uncertain tax provisions	0.4	0.5
Accrued interest	—	(1.4)
Non-cash interest expense	7.0	3.3
Cash interest expense	32.5	37.7
Total interest expense	$39.5	$41.0
Income tax expense totaled $40.5 million for the first six months of 2015 compared to $47.1 million for the first six months of 2014, and the effective tax rate was 29.4% compared to 28.1% in the same period in 2014. Our effective tax rate is impacted by the relative amounts of income earned in the United States and foreign jurisdictions, primarily Canada, and the tax rates in these jurisdictions. The increase in the tax rate in the first six months of 2015 as compared to last year’s comparable period was primarily due to the unfavorable change in the Canadian to U.S. dollar foreign exchange rate.
For the first six months of 2015, net income decreased by $23.2 million to $97.4 million compared to $120.6 million in the first six months of 2014.
Net loss of $1.3 million was attributable to noncontrolling interest for the first six months of 2015, as compared to a net loss attributable to the noncontrolling interest of $0.1 million for the first six months of 2014. During the current six month period, the Company recorded a higher net loss attributable to noncontrolling interest due to unfavorable changes in foreign currency exchange rates.
Net income and diluted earnings per share attributable to WESCO International, Inc. were $98.8 million and $1.90 per share, respectively, for the six month period ended 2015, compared with $120.7 million and $2.26 per share, respectively, for the six month period ended 2014.
Liquidity and Capital Resources
Total assets were $4.7 billion and $4.8 billion at June 30, 2015 and December 31, 2014, respectively. Total liabilities were $2.9 billion at June 30, 2015 and $2.8 billion at December 31, 2014. Stockholders’ equity decreased $62.2 million to $1.9 billion at June 30, 2015, mainly due to $88.3 million of foreign currency translation adjustments and the repurchase of $75.0 million of the Company's common stock pursuant to the share repurchase program. These decreases were partially offset by net income of $98.8 million.
Our liquidity needs generally arise from fluctuations in our working capital requirements, capital expenditures, acquisitions and debt service obligations. As of June 30, 2015, we had $433.4 million in available borrowing capacity under our Revolving Credit Facility, which combined with our invested cash of $93.5 million, provided liquidity of $526.9 million. Invested cash

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

included in our determination of liquidity represents cash deposited in interest bearing accounts. We believe cash provided by operations and financing activities will be adequate to cover our current operational and business needs. In addition, the Company regularly reviews its mix of fixed versus variable rate debt, and the Company may, from time to time, issue or retire borrowings, refinance existing debt, and/or enter into certain hedging instruments in an effort to mitigate the impact of interest rate fluctuations and to maintain a cost-effective capital structure consistent with its anticipated capital requirements. At June 30, 2015, approximately 51% of the Company's debt portfolio was comprised of fixed rate debt.
We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions. We also communicate on a regular basis with our lenders regarding our financial and working capital performance, liquidity position and financial leverage. Our financial leverage ratio was 3.3 and 3.0 as of June 30, 2015 and December 31, 2014, respectively. In addition, we are in compliance with all covenants and restrictions contained in our debt agreements as of June 30, 2015.
The following table sets forth the Company's financial leverage ratio as of June 30, 2015 and December 31, 2014:

	Twelve months ended
Financial Leverage:	June 30, 2015	December 31, 2014
	(In millions of dollars)
Income from operations	$434.9	$466.2
Depreciation and amortization	66.5	68.0
EBITDA	$501.4	$534.2

	June 30, 2015	December 31, 2014
Current debt and short-term borrowings	$49.2	$49.1
Long-term debt	1,436.8	1,366.4
Debt discount related to convertible debentures and term loan(1)	167.0	170.4
Total debt including debt discount	1,653.0	1,585.9

Financial leverage ratio based on total debt	3.3	3.0

(1)	The convertible debentures and term loan are presented in the condensed consolidated balance sheets in long-term debt, net of the unamortized discount.
Note: Financial leverage is a non-GAAP financial measure provided by the Company to illustrate its capital structure position. Financial leverage ratio is calculated by dividing total debt, including debt discount, by EBITDA. EBITDA is defined as the trailing twelve months earnings before interest, taxes, depreciation and amortization.
At June 30, 2015, we had cash and cash equivalents totaling $174.3 million, of which $137.5 million was held by foreign subsidiaries. The cash held by some of our foreign subsidiaries could be subject to additional U.S. income taxes if repatriated. We believe that we are able to maintain a sufficient level of liquidity for our domestic operations and commitments without repatriation of the cash held by these foreign subsidiaries.
We did not note any conditions or events during the second quarter of 2015 requiring an interim evaluation of impairment of goodwill or indefinite-lived intangible assets. We will perform our annual impairment testing of goodwill and indefinite-lived intangible assets during the fourth quarter of 2015. Over the next several quarters, we expect to maintain working capital productivity, and it is expected that excess cash will be directed primarily at debt reduction, acquisitions and share repurchases. Our near term focus will be managing our working capital and maintaining ample liquidity and credit availability. We believe our balance sheet and ability to generate ample cash flow provides us with a durable business model and should allow us to fund expansion needs and growth initiatives.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Cash Flow
Operating Activities. Cash provided by operating activities for the first six months of 2015 totaled $132.6 million, compared with $50.8 million of cash generated for the first six months of 2014. Cash provided by operating activities included net income of $97.4 million and adjustments to net income totaling $61.5 million. Other sources of cash in 2015 were primarily generated from a decrease in other accounts receivable of $76.6 million due mostly to the collection of supplier volume rebates accrued in the preceding year. Primary uses of cash in 2015 included: a decrease in other current and noncurrent liabilities of $47.1 million; $26.7 million for the increase in inventories; $26.5 million for the decrease in accrued payroll and benefit costs resulting primarily from the payment of management incentive compensation earned by employees in 2014; and $3.8 million from the increase in trade receivables resulting from higher sales in the latter part of the quarter as compared to the comparable prior period.
Cash provided by operating activities for the first six months of 2014 totaled $50.8 million, which included net income of $120.6 million and adjustments to net income totaling $53.1 million. Other sources of cash in 2014 were generated from an increase in accounts payable of $47.1 million due to an increase in purchasing activity, an increase in other current and noncurrent liabilities of $20.5 million and a decrease in other accounts receivable of $12.7 million due mostly to the collection of supplier volume rebates accrued in the preceding year. Primary uses of cash in 2014 included: $121.8 million for an increase in trade receivables resulting from an increase in sales in the first half of the year; $44.9 million for an increase in inventories; $30.8 million for the increase in prepaid expenses and other assets; and $5.7 million for a decrease in accrued payroll and benefit costs.
Investing Activities. Net cash used in investing activities for the first six months of 2015 was $79.7 million, compared with $145.1 million of net cash used during the first six months of 2014. Included in the first six months of 2015 were payments of $68.5 million, which were primarily related to the acquisition of Hill Country, compared to acquisition payments in the first six months of 2014 of $133.3 million related to LaPrairie, Hazmasters and Hi-Line. Capital expenditures were $12.6 million for the six month period ended June 30, 2015 as compared to $11.8 million for the six month period ended June 30, 2014.
Financing Activities. Net cash used in financing activities for the first six months of 2015 was $2.0 million. Net cash provided by financing activities for the first six months of 2014 was $75.3 million. During the first six months of 2015, financing activities consisted of borrowings and repayments of $634.0 million and $564.0 million, respectively, related to our Revolving Credit Facility, borrowings and repayments of $160.2 million and $112.6 million, respectively, related to our Receivables Facility, and repayments of $44.7 million applied to our Term Loan Facility. Financing activities in 2015 also included borrowings and repayments on our various international lines of credit of approximately $60.4 million and $58.2 million, respectively. Additionally, financing activities for the first six months of 2015 included the repurchase of $80.7 million of the Company's common stock, $75.0 million of which was pursuant to the repurchase plan announced on December 17, 2014.
During the first six months of 2014, borrowings and repayments of $494.7 million and $461.5 million, respectively, were made to our Revolving Credit Facility. Borrowings and repayments of $112.1 million and $65.7 million respectively, were applied to our Receivables Facility, and there were repayments of $9.8 million applied to our Term Loan Facility. Financing activities in 2014 also included borrowings and repayments on our various international lines of credit of approximately $33.1 million and $26.0 million, respectively.
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
Inflation
The rate of inflation, as measured by changes in the producer price index, affects different commodities, the cost of products purchased and ultimately the pricing of our different products and product classes to our customers. Our pricing related to inflation did not have a measurable impact on our sales for the six months ended June 30, 2015. Historically, price changes from suppliers have been consistent with inflation and have not had a material impact on the results of operations.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

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
Item 3.    Quantitative and Qualitative Disclosures about Market Risks.
There have not been any material changes to our exposures to market risk during the quarter ended June 30, 2015 that would require an update to the relevant disclosures provided in our 2014 Annual Report on Form 10-K.
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
Changes in Internal Control Over Financial Reporting
During the second quarter of 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

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
On April 15, 2015, the Company, AIH and the parties’ respective insurance carriers agreed to settle the case. As part of the settlement, the Company's insurers paid $35.8 million to AIH on April 30, 2015 in full and final satisfaction of the judgment, including any prejudgment and post-judgment interest, and AIH agreed to release all claims against the Company and its insurers. The parties also agreed to a dismissal of the pending appeal to the Indiana Supreme Court. To account for the settlement, the Company reversed the previously recorded liability and corresponding receivable of $36.1 million, plus $10.2 million of interest that had accrued in connection with this matter. Accordingly, the settlement of this matter had no net effect on the Company's financial condition or results of operations.
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth all issuer purchases of common stock during the three months ended June 30, 2015, including those made pursuant to publicly announced plans or programs:

Period	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Program (1) (3)
				(In Millions)
April 1 – April 30, 2015	101,926	$69.44	63,678	$275.0
May 1 – May 31, 2015	578,670	$72.82	575,491	$225.0
June 1 – June 30, 2015	113,929	$72.83	111,107	$225.0
Total	794,525	$72.39	750,276

(1)	On December 17, 2014, WESCO announced that its Board of Directors approved, on December 11, 2014, the repurchase of up to $300 million of the Company's common stock through December 31, 2017.

(2)
There were 44,249 shares purchased in the period that were not part of the publicly announced share repurchase program. These shares were surrendered by stock-based compensation plan participants to satisfy tax withholding obligations arising from the exercise of stock-settled stock appreciation rights.

(3)
This amount represents the remaining authorization under the Company's share repurchase program that is available to repurchase shares of the Company's common stock. Due to the nature of the ASR Transactions, the Company received a certain percentage of shares immediately upon an up-front payment of cash. The remaining shares were delivered by the respective counterparty at the end of the valuation period. The amount authorized under the Company’s share repurchase program was reduced at the time of the up-front cash payment.

Item 6.    Exhibits.
(a)Exhibits
(10)    Material Contracts

(1)
Ninth Amendment to Third Amended and Restated Receivables Purchase Agreement, dated as of June 30, 2015, among WESCO Receivables Corp., WESCO Distribution, Inc., the Purchasers and Purchaser Agents party thereto and PNC Bank, National Association, as Administrator.

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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESCO International, Inc.
(Registrant)

July 31, 2015	By:	/s/ Kenneth S. Parks
(Date)		Kenneth S. Parks
Senior Vice President and Chief Financial Officer