Form 10-Q
period 2015-09-30
WESCO INTERNATIONAL INC
filed 2015-10-30
CIK 929008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 29, 2015, 42,131,220 shares of common stock, $.01 par value, of the registrant were outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
The interim financial information required by this item is set forth in the Condensed Consolidated Financial Statements and Notes thereto in this Quarterly Report on Form 10-Q, as follows:

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except share data)
(unaudited)

	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$132,852	$128,319
Trade accounts receivable, net of allowance for doubtful accounts of $22,513 and $21,084 in 2015 and 2014, respectively	1,149,743	1,117,420
Other accounts receivable	71,253	138,745
Inventories, net	844,955	819,502
Prepaid expenses and other current assets	167,287	146,352
Total current assets	2,366,090	2,350,338
Property, buildings and equipment, net of accumulated depreciation of $239,604 and $229,196 in 2015 and 2014, respectively	171,789	182,725
Intangible assets, net of accumulated amortization of $130,929 and $110,828 in 2015 and 2014, respectively	388,988	429,840
Goodwill	1,666,218	1,735,440
Other assets	49,424	56,094
Total assets	$4,642,509	$4,754,437
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$787,637	$765,135
Accrued payroll and benefit costs	45,736	67,935
Short-term debt	44,419	46,787
Current portion of long-term debt	2,144	2,343
Other current liabilities	136,841	181,672
Total current liabilities	1,016,777	1,063,872
Long-term debt, net of discount of $165,714 and $170,367 in 2015 and 2014, respectively	1,454,705	1,366,430
Deferred income taxes	361,678	346,743
Other noncurrent liabilities	49,501	49,227
Total liabilities	$2,882,661	$2,826,272
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $.01 par value; 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 210,000,000 shares authorized, 58,587,349 and 58,400,736 shares issued and 42,164,170 and 44,489,989 shares outstanding in 2015 and 2014, respectively	586	584
Class B nonvoting convertible common stock, $.01 par value; 20,000,000 shares authorized, 4,339,431 issued and no shares outstanding in 2015 and 2014, respectively	43	43
Additional capital	1,114,299	1,102,369
Retained earnings	1,806,052	1,643,914
Treasury stock, at cost; 20,762,610 and 18,250,178 shares in 2015 and 2014, respectively	(772,659)	(616,366)
Accumulated other comprehensive loss	(385,526)	(201,892)
Total WESCO International, Inc. stockholders' equity	1,762,795	1,928,652
Noncontrolling interests	(2,947)	(487)
Total stockholders’ equity	1,759,848	1,928,165
Total liabilities and stockholders’ equity	$4,642,509	$4,754,437

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
(In thousands of dollars, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net sales	$1,923,899	$2,078,150	$5,656,947	$5,894,141
Cost of goods sold (excluding depreciation and amortization below)	1,543,113	1,655,787	4,526,836	4,685,257
Selling, general and administrative expenses	258,151	271,697	797,980	815,869
Depreciation and amortization	16,287	17,418	48,347	50,976
Income from operations	106,348	133,248	283,784	342,039
Interest expense, net	20,417	20,798	59,924	61,823
Income before income taxes	85,931	112,450	223,860	280,216
Provision for income taxes	23,547	31,632	64,047	78,757
Net income	62,384	80,818	159,813	201,459
Net (loss) income attributable to noncontrolling interests	(1,119)	2	(2,460)	(64)
Net income attributable to WESCO International, Inc.	$63,503	$80,816	$162,273	$201,523
Other comprehensive loss:
Foreign currency translation adjustments	(95,377)	(63,794)	(183,634)	(67,271)
Comprehensive (loss) income attributable to WESCO International, Inc.	$(31,874)	$17,022	$(21,361)	$134,252

Earnings per share attributable to WESCO International, Inc.
Basic	$1.47	$1.82	$3.70	$4.54
Diluted	$1.28	$1.52	$3.16	$3.78

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(unaudited)

	Nine Months Ended
	September 30,
	2015	2014
Operating activities:
Net income	$159,813	$201,459
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,347	50,976
Deferred income taxes	26,339	17,847
Other operating activities, net	17,498	4,744
Changes in assets and liabilities:
Trade accounts receivable, net	(49,799)	(174,438)
Other accounts receivable	64,893	(2,779)
Inventories, net	(38,862)	(54,053)
Prepaid expenses and other assets	(12,052)	(35,097)
Accounts payable	30,389	106,886
Accrued payroll and benefit costs	(20,394)	7,748
Other current and noncurrent liabilities	(50,208)	16,527
Net cash provided by operating activities	175,964	139,820

Investing activities:
Acquisition payments, net of cash acquired	(68,502)	(138,805)
Capital expenditures	(16,242)	(16,036)
Other investing activities	1,791	5,444
Net cash used in investing activities	(82,953)	(149,397)

Financing activities:
Proceeds from issuance of short-term debt	75,564	49,727
Repayments of short-term debt	(73,464)	(42,168)
Proceeds from issuance of long-term debt	1,220,334	912,146
Repayments of long-term debt	(1,128,694)	(885,408)
Repayment of deferred acquisition payable	—	(29,395)
Repurchases of common stock (Note 5)	(155,775)	(6,931)
Other financing activities, net	(11,253)	(2,381)
Net cash used in financing activities	(73,288)	(4,410)

Effect of exchange rate changes on cash and cash equivalents	(15,190)	630

Net change in cash and cash equivalents	4,533	(13,357)
Cash and cash equivalents at the beginning of period	128,319	123,725
Cash and cash equivalents at the end of period	$132,852	$110,368

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
The unaudited Condensed Consolidated Balance Sheet as of September 30, 2015, the unaudited Condensed Consolidated Statements of Income and Comprehensive Income (Loss) for the three and nine months ended September 30, 2015 and 2014, respectively, and the unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, respectively, in the opinion of management, have been prepared on the same basis as the audited Consolidated Financial Statements and include all adjustments necessary for the fair statement of the results of the interim periods presented herein. All adjustments reflected in the unaudited condensed consolidated financial information are of a normal recurring nature unless indicated. The results for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.
The Condensed Consolidated Balance Sheet at December 31, 2014 and the unaudited Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2014 include certain reclassifications to previously reported amounts to conform to the current period presentation.
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
At September 30, 2015, the carrying value of WESCO’s 6.0% Convertible Senior Debentures due 2029 (the "2029 Debentures") was $180.5 million and the fair value was approximately $578.4 million. At December 31, 2014, the carrying value of WESCO’s 2029 Debentures was $177.6 million and the fair value was approximately $936.1 million. The reported

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

carrying amounts of WESCO’s other debt instruments approximate their fair values. The Company uses a market approach to fair value all of its debt instruments, utilizing quoted prices in active markets, interest rates and other relevant information generated by market transactions involving similar instruments. Therefore, all of the Company's debt instruments are classified as Level 2 within the valuation hierarchy. For all of the Company's remaining financial instruments, consisting of cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities, carrying values are considered to approximate fair value due to the short maturity of these instruments.
New Accounting Pronouncements
In June 2014, the FASB issued Accounting Standards Update ("ASU") 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The amendments in this ASU require a reporting entity to treat a performance target that affects vesting and could be achieved after the requisite service period as a performance condition. A reporting entity should apply FASB ASC Topic 718, Compensation—Stock Compensation, to awards with performance conditions that affect vesting. For all entities, ASU 2014-12 is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. This ASU may be adopted either prospectively for share-based payment awards granted or modified on or after the effective date, or retrospectively, using a modified retrospective approach. The modified retrospective approach would apply to share-based payment awards outstanding as of the beginning of the earliest annual period presented in the financial statements on adoption and to all new or modified awards thereafter. The adoption of this guidance is not expected to have a material impact on WESCO's financial position, results of operations or cash flows.
In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of Effective Date. The Company previously reported that in May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides a framework for addressing revenue recognition issues and replaces almost all existing revenue recognition guidance in current U.S. generally accepted accounting principles. The core principle of ASU 2014-09 is for companies to recognize revenue for the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 will also result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively, and improve guidance for multiple-element arrangements. The amendments in ASU 2015-14 defer the effective date of the new revenue recognition guidance to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted to the original effective date of December 15, 2016, including interim periods within that reporting period. Management is currently evaluating the future impact of this guidance on WESCO's consolidated financial statements and notes thereto.
In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. The Company previously reported that in April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which simplifies the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendments in ASU 2015-15 address the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements such that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-15 and ASU 2015-03 are effective for financial statements of public business entities issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The adoption of this guidance is not expected to have a material impact on WESCO's financial position, results of operations or cash flows.
In September 2015, the FASB issued ASU 2015-16, Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments. The amendments in this ASU require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined; calculated as if the accounting had been completed at the acquisition date. For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments in this ASU should be applied prospectively with earlier application permitted for financial statements that have not been issued. The adoption of this guidance is not expected to have a material impact on WESCO's financial position, results of operations or cash flows.
Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements and notes thereto.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

3. ACQUISITIONS
The following table sets forth the consideration paid for acquisitions:

	Nine Months Ended
(In thousands of dollars)	September 30, 2015	September 30, 2014
Fair value of assets acquired	$89,786	$153,430
Fair value of liabilities assumed	21,284	14,625
Cash paid for acquisitions, net of cash acquired	$68,502	$138,805
The fair values of assets acquired and liabilities assumed during the nine months ended September 30, 2015, which are primarily for the acquisition of Hill Country Electric Supply, LP ("Hill Country"), are based upon preliminary calculations and valuations. WESCO's estimates and assumptions for its preliminary purchase price allocation are subject to change as it obtains additional information for its estimates during the respective measurement periods (up to one year from the respective acquisition date).
2015 Acquisition of Hill Country Electric Supply, LP
On May 1, 2015, WESCO Distribution, Inc. completed the acquisition of Hill Country, an electrical distributor focused on the commercial construction market from nine locations in Central and South Texas with approximately $140 million in annual sales. WESCO funded the purchase price paid at closing with borrowings under its prior revolving credit facility. The purchase price was allocated to the respective assets and liabilities based upon their estimated fair values as of the acquisition date. The preliminary fair value of intangibles was estimated by management and the allocation resulted in intangible assets of $21.1 million and goodwill of $15.8 million. The intangible assets include customer relationships of $13.1 million amortized over 11 years, non-compete agreements of $0.2 million amortized over 5 years, and trademarks of $7.8 million amortized over 12 years. No residual value is estimated for the intangible assets being amortized. Management believes that the majority of goodwill is deductible for tax purposes.
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
On March 17, 2014, WESCO Distribution, Inc., through its wholly-owned Canadian subsidiary, completed the acquisition of Hazmasters, Inc. ("Hazmasters"), a leading independent Canadian distributor of safety products with approximately $80 million in annual sales servicing customers in the industrial, construction, commercial, institution, and government markets from 14 branches across Canada. WESCO funded the purchase price paid at closing with cash and borrowings under its prior revolving credit facility. The purchase price was allocated to the respective assets and liabilities based upon their estimated fair values as of the acquisition date. The fair value of intangibles was estimated by management and the allocation resulted in intangible assets of $28.1 million and goodwill of $29.5 million, which is not deductible for tax purposes.
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
For all acquisitions made in the first nine months of 2014, the intangible assets include customer relationships of $38.9 million amortized over 2 to 12 years, supplier relationships of $3.2 million amortized over 10 years, trademarks of $10.9 million, and other intangibles of $0.3 million. Certain trademarks have been assigned an indefinite life while others are amortized over 5 and 10 years. No residual value is estimated for the intangible assets being amortized.

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
During the three and nine months ended September 30, 2015 and 2014, WESCO granted the following stock-settled appreciation rights, restricted stock units and performance-based awards at the following weighted-average fair values:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Stock-settled appreciation rights granted	—	—	394,182	274,508
Weighted-average fair value	$—	$—	$21.68	$30.64

Restricted stock units granted	2,730	611	81,022	63,117
Weighted-average fair value	$54.94	$81.88	$69.05	$85.32

Performance-based awards granted	—	—	59,661	44,046
Weighted-average fair value	$—	$—	$67.81	$86.65
The fair value of stock-settled appreciation rights was estimated using the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Risk free interest rate	—	—	1.6%	1.5%
Expected life (in years)	0	0	5	5
Expected volatility	—	—	32%	39%
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The following table sets forth a summary of stock-settled stock appreciation rights and related information for the nine months ended September 30, 2015:

	Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2014	2,480,745	$50.91
Granted	394,182	69.54
Exercised	(229,732)	35.87
Forfeited	(32,430)	75.61
Outstanding at September 30, 2015	2,612,765	54.73	5.4	$14,640
Exercisable at September 30, 2015	1,994,736	$48.73	4.3	$14,640
The following table sets forth a summary of time-based restricted stock units and related information for the nine months ended September 30, 2015:

	Awards	Weighted- Average Fair Value
Unvested at December 31, 2014	185,457	$73.87
Granted	81,022	69.05
Vested	(67,437)	65.39
Forfeited	(8,593)	75.89
Unvested at September 30, 2015	190,449	$74.73
Performance shares are awards for which the vesting will occur based on market or performance conditions. The following table sets forth a summary of performance-based awards for the nine months ended September 30, 2015:

	Awards	Weighted- Average Fair Value
Unvested at December 31, 2014	130,004	$80.21
Granted	59,661	67.81
Vested	(38,869)	72.25
Forfeited	(14,064)	82.91
Unvested at September 30, 2015	136,732	$76.79
The fair value of the performance shares granted during the nine months ended September 30, 2015 was estimated using the following weighted-average assumptions:

Weighted-Average Assumptions
Grant date share price	$69.54
WESCO expected volatility	26.9%
Peer group median volatility	23.2%
Risk-free interest rate	1.05%
Correlation of peer company returns	95.8%

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The unvested performance-based awards in the table above include 68,366 shares in which vesting of the ultimate number of shares underlying such awards is dependent upon WESCO's total stockholder return in relation to the total stockholder return of a select group of peer companies over a three-year period. These awards are accounted for as awards with market conditions; compensation cost is recognized over the service period, regardless of whether the market conditions are achieved and the awards ultimately vest.
Vesting of the remaining 68,366 shares of performance-based awards in the table above is dependent upon the three-year average growth rate of WESCO's net income. These awards are accounted for as awards with performance conditions; compensation cost is recognized over the performance period based upon WESCO's determination of whether it is probable that the performance targets will be achieved.
WESCO recognized $1.9 million and $2.5 million of non-cash stock-based compensation expense, which is included in selling, general and administrative expenses, for the three months ended September 30, 2015 and 2014, respectively. WESCO recognized $9.7 million and $11.0 million of non-cash stock-based compensation expense, which is included in selling, general and administrative expenses, for the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015, there was $23.1 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements for all awards previously made, of which approximately $5.3 million is expected to be recognized over the remainder of 2015, $11.2 million in 2016, $5.9 million in 2017 and $0.7 million in 2018.
During the nine months ended September 30, 2015 and 2014, the total intrinsic value of all awards exercised and vested was $15.4 million and $24.2 million, respectively. The total amount of cash received from the exercise of options was $0.8 million for the nine months ended September 30, 2014. The gross deferred tax benefit associated with the exercise of awards for the nine months ended September 30, 2015 and 2014 totaled $5.6 million and $9.1 million, respectively, and was recorded as an increase to additional capital.
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
The following tables set forth the details of basic and diluted earnings per share:

	Three Months Ended
	September 30,
(In thousands, except per share data)	2015	2014
Net income attributable to WESCO International, Inc.	$63,503	$80,816
Weighted-average common shares outstanding used in computing basic earnings per share	43,191	44,475
Common shares issuable upon exercise of dilutive equity awards	538	990
Common shares issuable from contingently convertible debentures (see below for basis of calculation)	5,989	7,778
Weighted-average common shares outstanding and common share equivalents used in computing diluted earnings per share	49,718	53,243
Earnings per share attributable to WESCO International, Inc.
Basic	$1.47	$1.82
Diluted	$1.28	$1.52

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

	Nine Months Ended
	September 30,
(In thousands, except per share data)	2015	2014
Net income attributable to WESCO International, Inc.	$162,273	$201,523
Weighted-average common shares outstanding used in computing basic earnings per share	43,860	44,425
Common shares issuable upon exercise of dilutive equity awards	717	1,036
Common shares issuable from contingently convertible debentures (see below for basis of calculation)	6,738	7,901
Weighted-average common shares outstanding and common share equivalents used in computing diluted earnings per share	51,315	53,362
Earnings per share attributable to WESCO International, Inc.
Basic	$3.70	$4.54
Diluted	$3.16	$3.78
For the three and nine months ended September 30, 2015, the computation of diluted earnings per share attributable to WESCO International, Inc. excluded approximately 1.6 million and 1.0 million stock-settled stock appreciation rights at weighted-average exercise prices of $69.29 per share and $74.05 per share, respectively. For the three and nine months ended September 30, 2014, the computation of diluted earnings per share attributable to WESCO International, Inc. excluded approximately 0.3 million and 0.5 million stock-settled stock appreciation rights at weighted average exercise prices of $84.47 per share and $79.29 per share, respectively. These amounts were excluded because their effect would have been antidilutive.
Because of WESCO’s obligation to settle the par value of the 2029 Debentures in cash upon conversion, WESCO is required to include shares underlying the 2029 Debentures in its diluted weighted-average shares outstanding when the average stock price per share for the period exceeds the conversion price of the respective debentures. Only the number of shares issuable under the treasury stock method of accounting for share dilution are included, which is based upon the amount by which the average stock price exceeds the conversion price. The conversion price of the 2029 Debentures is $28.87. Share dilution is limited to a maximum of 11,947,602 shares for the 2029 Debentures. For the three and nine months September 30, 2015, the effect of the 2029 Debentures on diluted earnings per share attributable to WESCO International, Inc. was a decrease of $0.17 and $0.48, respectively. For the three and nine months September 30, 2014, the effect of the 2029 Debentures on diluted earnings per share attributable to WESCO International, Inc. was a decrease of $0.26 and $0.65, respectively.
In December 2014, the Company's Board of Directors authorized the repurchase of up to $300 million of the Company's common stock through December 31, 2017. During the three months ended September 30, 2015, the Company entered into an accelerated stock repurchase agreement (the "ASR Transaction") with a financial institution to purchase shares of its common stock. In exchange for an up-front cash payment of $75.0 million, the Company received 1,417,649 shares. The total number of shares ultimately delivered under the ASR Transaction was determined by the average of the volume-weighted average prices of the Company's common stock for each exchange business day during the settlement valuation period. WESCO funded the repurchase with borrowings under its prior revolving credit facility. For the nine months ended September 30, 2015, WESCO has repurchased 2,468,576 shares of the Company's common stock for $150.0 million. For purposes of computing earnings per share, share repurchases have been reflected as a reduction to common shares outstanding on the respective share delivery dates.
6. DEBT
Revolving Credit Facility
On September 24, 2015, WESCO International, Inc., WESCO Distribution, Inc. and certain other subsidiaries of the Company entered into a $600 million revolving credit facility (the “Revolving Credit Facility”), which contains a letter of credit sub-facility of up to $125 million, pursuant to the terms and conditions of a Second Amended and Restated Credit Agreement (the "Credit Agreement"). The Revolving Credit Facility contains an accordion feature allowing WESCO Distribution, Inc. to request increases to the borrowing commitments, subject to customary conditions. This accordion feature increased from $100 million to $200 million in the aggregate. The Revolving Credit Facility replaces WESCO Distribution Inc.’s prior revolving credit facility entered into on December 12, 2012.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The Revolving Credit Facility matures in September 2020 and consists of two separate sub-facilities: (i) a Canadian sub-facility with a borrowing limit of up to $400 million, which is collateralized by substantially all assets of WESCO Canada and the other Canadian Borrowers, other than, among other things, real property, in each case, subject to customary exceptions and limitations, and (ii) a U.S sub-facility with a borrowing limit of up to $600 million less the amount of outstanding borrowings under the Canadian sub-facility. The U.S. sub-facility is collateralized by substantially all assets of WESCO Distribution, Inc. and its subsidiaries which are party to the Credit Agreement, other than, among other things, real property and accounts receivable sold or intended to be sold pursuant to WESCO Distribution Inc.’s accounts receivable securitization facility. The applicable interest rate for borrowings under the Revolving Credit Facility includes interest rate spreads based on available borrowing capacity that range between 1.25% and 1.75% for LIBOR-based borrowings and 0.25% and 0.75% for prime rate-based borrowings.
The Credit Agreement requires compliance with conditions precedent that must be satisfied prior to any borrowing as well as ongoing compliance with certain customary covenants. The Credit Agreement contains customary events of default.
Accounts Receivable Securitization Facility
On September 24, 2015, WESCO Distribution, Inc. amended and restated its accounts receivable securitization facility (the "Receivables Facility") pursuant to the terms and conditions of a Fourth Amended and Restated Receivables Purchase Agreement (the “Receivables Purchase Agreement”), by and among WESCO Receivables Corp. (“WESCO Receivables”), WESCO Distribution, Inc., the various purchaser groups from time to time party thereto and PNC Bank, National Association, as Administrator. The Receivables Purchase Agreement amends and restates the receivables purchase agreement entered into on April 13, 2009.
The Receivables Purchase Agreement increases the purchase limit from $500 million to $550 million, with the opportunity to exercise an accordion feature which permits increases in the purchase limit of up to $100 million, extends the term of the Receivables Facility to September 24, 2018 and adds and amends certain defined terms. The interest rate spread and commitment fee of the Receivables Facility remains 0.95% and 0.45%, respectively.
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
7. EMPLOYEE BENEFIT PLANS
A majority of WESCO’s employees are covered by defined contribution retirement savings plans for their services rendered subsequent to WESCO’s formation. WESCO also offers a deferred compensation plan for select individuals. For U.S. participants, WESCO will make contributions in an amount equal to 50% of the participant’s total monthly contributions up to a maximum of 6% of eligible compensation. For Canadian participants, WESCO will make contributions in an amount ranging from 3% to 5% of the participant’s eligible compensation based on years of continuous service. In addition, for U.S. participants, employer contributions may be made at the discretion of the Board of Directors. For the nine months ended September 30, 2015 and 2014, WESCO incurred charges of $17.5 million and $23.3 million, respectively, for all such plans. Contributions are made in cash to defined contribution retirement savings plans. The deferred compensation plan is an unfunded plan. Employees have the option to transfer balances allocated to their accounts in the defined contribution retirement savings plan and the deferred compensation plan into any of the available investment options.
In connection with the December 14, 2012 acquisition of EECOL, the Company assumed a contributory defined benefit plan covering substantially all Canadian employees of EECOL and a Supplemental Executive Retirement Plan for certain executives of EECOL.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The following table reflects the components of net periodic benefit costs for the Company's defined benefit plans:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands of dollars)	2015	2014	2015	2014
Service cost	$1,113	$912	$3,442	$2,712
Interest cost	991	1,172	3,064	3,486
Expected return on plan assets	(1,299)	(1,380)	(4,017)	(4,103)
Recognized actuarial gain	(4)	(14)	(12)	(43)
Net periodic benefit cost	$801	$690	$2,477	$2,052
During the three and nine months ended September 30, 2015, the Company made aggregate cash contributions of $0.5 million and $1.5 million, respectively, to its defined benefit plans. During the three and nine months ended September 30, 2014, the Company made aggregate cash contributions of $0.5 million and $1.7 million, respectively, to its defined benefit plans.
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

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
9. INCOME TAXES
The effective tax rate for the three and nine months ended September 30, 2015 was 27.4% and 28.6%, respectively. The effective tax rate for the three and nine months ended September 30, 2014 was 28.1%. WESCO’s effective tax rate is lower than the federal statutory rate of 35% in both periods primarily due to benefits resulting from the tax effect of intercompany financing and lower rates on foreign earnings, which are partially offset by nondeductible expenses and state taxes. There have been no material adjustments to liabilities relating to uncertain tax positions since the last annual disclosure for the year ended December 31, 2014.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

10. CONDENSED CONSOLIDATING FINANCIAL INFORMATION
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

	Condensed Consolidating Balance Sheet
	September 30, 2015

(In thousands of dollars)	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Cash and cash equivalents	$—	$39,779	$93,073	$—	$132,852
Trade accounts receivable, net	—	—	1,149,743	—	1,149,743
Inventories, net	—	401,669	443,286	—	844,955
Prepaid expenses and other current assets	18	121,802	123,134	(6,414)	238,540
Total current assets	18	563,250	1,809,236	(6,414)	2,366,090
Intercompany receivables, net	—	—	1,947,258	(1,947,258)	—
Property, buildings and equipment, net	—	57,722	114,067	—	171,789
Intangible assets, net	—	4,237	384,751	—	388,988
Goodwill	—	255,251	1,410,967	—	1,666,218
Investments in affiliates	3,294,404	3,776,151	—	(7,070,555)	—
Other assets	3,875	12,262	33,287	—	49,424
Total assets	$3,298,297	$4,668,873	$5,699,566	$(9,024,227)	$4,642,509

Accounts payable	$—	$454,216	$333,421	$—	$787,637
Short-term debt	—	—	44,419	—	44,419
Other current liabilities	7,291	54,027	129,817	(6,414)	184,721
Total current liabilities	7,291	508,243	507,657	(6,414)	1,016,777
Intercompany payables, net	1,325,788	621,470	—	(1,947,258)	—
Long-term debt, net	180,534	730,813	543,358	—	1,454,705
Other noncurrent liabilities	21,889	256,204	133,086	—	411,179
Total WESCO International, Inc. stockholders' equity	1,762,795	2,552,143	4,518,412	(7,070,555)	1,762,795
Noncontrolling interests	—	—	(2,947)	—	(2,947)
Total liabilities and stockholders’ equity	$3,298,297	$4,668,873	$5,699,566	$(9,024,227)	$4,642,509

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

	Condensed Consolidating Balance Sheet
	December 31, 2014

(In thousands of dollars)	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Cash and cash equivalents	$—	$32,508	$95,811	$—	$128,319
Trade accounts receivable, net	—	—	1,117,420	—	1,117,420
Inventories, net	—	373,938	445,564	—	819,502
Prepaid expenses and other current assets	12	144,282	147,268	(6,465)	285,097
Total current assets	12	550,728	1,806,063	(6,465)	2,350,338
Intercompany receivables, net	—	—	1,806,215	(1,806,215)	—
Property, buildings and equipment, net	—	56,735	125,990	—	182,725
Intangible assets, net	—	4,733	425,107	—	429,840
Goodwill	—	246,771	1,488,669	—	1,735,440
Investments in affiliates	3,304,914	3,828,727	—	(7,133,641)	—
Other assets	4,083	12,844	39,167	—	56,094
Total assets	$3,309,009	$4,700,538	$5,691,211	$(8,946,321)	$4,754,437

Accounts payable	$—	$445,680	$319,455	$—	$765,135
Short-term debt	—	—	46,787	—	46,787
Other current liabilities	12,465	113,746	132,204	(6,465)	251,950
Total current liabilities	12,465	559,426	498,446	(6,465)	1,063,872
Intercompany payables, net	1,168,366	637,849	—	(1,806,215)	—
Long-term debt, net	177,638	683,407	505,385	—	1,366,430
Other noncurrent liabilities	21,888	232,544	141,538	—	395,970
Total WESCO International, Inc. stockholders' equity	1,928,652	2,587,312	4,546,329	(7,133,641)	1,928,652
Noncontrolling interests	—	—	(487)	—	(487)
Total liabilities and stockholders’ equity	$3,309,009	$4,700,538	$5,691,211	$(8,946,321)	$4,754,437

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

	Condensed Consolidating Statement of Income and Comprehensive Loss
	Three Months Ended
	September 30, 2015

(In thousands of dollars)	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net sales	$—	$876,098	$1,077,255	$(29,454)	$1,923,899
Cost of goods sold (excluding depreciation and
amortization)	—	705,698	866,869	(29,454)	1,543,113
Selling, general and administrative expenses	5	131,648	126,498	—	258,151
Depreciation and amortization	—	4,866	11,421	—	16,287
Results of affiliates’ operations	66,944	48,419	—	(115,363)	—
Interest expense (income), net	6,253	19,681	(5,517)	—	20,417
Provision for income taxes	(1,698)	3,988	21,257	—	23,547
Net income	62,384	58,636	56,727	(115,363)	62,384
Net loss attributable to noncontrolling interests	—	—	(1,119)	—	(1,119)
Net income attributable to WESCO International, Inc.	$62,384	$58,636	$57,846	$(115,363)	$63,503
Other comprehensive loss:
Foreign currency translation adjustments	(95,377)	(95,377)	(95,377)	190,754	(95,377)
Comprehensive loss income attributable to WESCO International, Inc.	$(32,993)	$(36,741)	$(37,531)	$75,391	$(31,874)

	Condensed Consolidating Statement of Income and Comprehensive Income
	Three Months Ended
	September 30, 2014

(In thousands of dollars)	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net sales	$—	$932,948	$1,174,935	$(29,733)	$2,078,150
Cost of goods sold (excluding depreciation and
amortization)	—	747,219	938,301	(29,733)	1,655,787
Selling, general and administrative expenses	—	141,924	129,773	—	271,697
Depreciation and amortization	—	4,670	12,748	—	17,418
Results of affiliates’ operations	85,219	62,611	—	(147,830)	—
Interest expense (income), net	6,123	18,765	(4,090)	—	20,798
Provision for income taxes	(1,722)	5,733	27,621	—	31,632
Net income	80,818	77,248	70,582	(147,830)	80,818
Net income attributable to noncontrolling interests	—	—	2	—	2
Net income attributable to WESCO International, Inc.	$80,818	$77,248	$70,580	$(147,830)	$80,816
Other comprehensive loss:
Foreign currency translation adjustments	(63,794)	(63,794)	(63,794)	127,588	(63,794)
Comprehensive income attributable to WESCO International, Inc.	$17,024	$13,454	$6,786	$(20,242)	$17,022

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

	Condensed Consolidating Statement of Income and Comprehensive Loss
	Nine Months Ended
	September 30, 2015

(In thousands of dollars)	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net sales	$—	$2,600,150	$3,144,759	$(87,962)	$5,656,947
Cost of goods sold (excluding depreciation and
amortization)	—	2,089,594	2,525,204	(87,962)	4,526,836
Selling, general and administrative expenses	22	415,971	381,987	—	797,980
Depreciation and amortization	—	14,640	33,707	—	48,347
Results of affiliates’ operations	173,137	131,074	—	(304,211)	—
Interest expense (income), net	18,641	55,561	(14,278)	—	59,924
Provision for income taxes	(5,339)	6,976	62,410	—	64,047
Net income	159,813	148,482	155,729	(304,211)	159,813
Net loss attributable to noncontrolling interests	—	—	(2,460)	—	(2,460)
Net income attributable to WESCO International, Inc.	$159,813	$148,482	$158,189	$(304,211)	$162,273
Other comprehensive loss:
Foreign currency translation adjustments	(183,634)	(183,634)	(183,634)	367,268	(183,634)
Comprehensive loss attributable to WESCO International, Inc.	$(23,821)	$(35,152)	$(25,445)	$63,057	$(21,361)

	Condensed Consolidating Statement of Income and Comprehensive Income
	Nine Months Ended
	September 30, 2014

(In thousands of dollars)	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net sales	$—	$2,656,619	$3,323,237	$(85,715)	$5,894,141
Cost of goods sold (excluding depreciation and
amortization)	—	2,126,743	2,644,229	(85,715)	4,685,257
Selling, general and administrative expenses	2	423,371	392,496	—	815,869
Depreciation and amortization	—	14,284	36,692	—	50,976
Results of affiliates’ operations	214,601	164,826	—	(379,427)	—
Interest expense (income), net	18,277	55,854	(12,308)	—	61,823
Provision for income taxes	(5,137)	10,244	73,650	—	78,757
Net income	201,459	190,949	188,478	(379,427)	201,459
Net loss attributable to noncontrolling interests	—	—	(64)	—	(64)
Net income attributable to WESCO International, Inc.	$201,459	$190,949	$188,542	$(379,427)	$201,523
Other comprehensive loss:
Foreign currency translation adjustments	(67,271)	(67,271)	(67,271)	134,542	(67,271)
Comprehensive income attributable to WESCO International, Inc.	$134,188	$123,678	$121,271	$(244,885)	$134,252

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

	Condensed Consolidating Statement of Cash Flows
	Nine Months Ended
	September 30, 2015

(In thousands of dollars)	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net cash (used in) provided by operating activities	$(3,332)	$210,270	$(30,974)	$—	$175,964
Investing activities:
Capital expenditures	—	(12,137)	(4,105)	—	(16,242)
Acquisition payments, net of cash acquired	—	(68,502)	—	—	(68,502)
Other	—	(157,422)	1,791	157,422	1,791
Net cash used in investing activities	—	(238,061)	(2,314)	157,422	(82,953)
Financing activities:
Borrowings	157,422	936,352	359,546	(157,422)	1,295,898
Repayments	—	(888,352)	(313,806)	—	(1,202,158)
Equity activities	(154,090)	—	—	—	(154,090)
Other	—	(12,938)	—	—	(12,938)
Net cash provided by (used in) financing activities	3,332	35,062	45,740	(157,422)	(73,288)
Effect of exchange rate changes on cash and cash equivalents	—	—	(15,190)	—	(15,190)
Net change in cash and cash equivalents	—	7,271	(2,738)	—	4,533
Cash and cash equivalents at the beginning of period	—	32,508	95,811	—	128,319
Cash and cash equivalents at the end of period	$—	$39,779	$93,073	$—	$132,852

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

	Condensed Consolidating Statement of Cash Flows
	Nine Months Ended
	September 30, 2014

(In thousands of dollars)	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net cash (used in) provided by operating activities	$(5,202)	$68,291	$76,731	$—	$139,820
Investing activities:
Capital expenditures	—	(10,811)	(5,225)	—	(16,036)
Acquisition payments, net of cash acquired	—	(42,132)	(96,673)	—	(138,805)
Other	—	(5,842)	5,444	5,842	5,444
Net cash used in investing activities	—	(58,785)	(96,454)	5,842	(149,397)
Financing activities:
Borrowings	6,517	645,411	316,462	(6,517)	961,873
Repayments	(675)	(640,411)	(316,560)	675	(956,971)
Equity activities	(640)	—	—	—	(640)
Other	—	(8,562)	(110)	—	(8,672)
Net cash provided by (used in) financing activities	5,202	(3,562)	(208)	(5,842)	(4,410)
Effect of exchange rate changes on cash and cash equivalents	—	—	630	—	630
Net change in cash and cash equivalents	—	5,944	(19,301)	—	(13,357)
Cash and cash equivalents at the beginning of period	—	31,695	92,030	—	123,725
Cash and cash equivalents at the end of period	$—	$37,639	$72,729	$—	$110,368
The unaudited Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2014 includes certain reclassifications to previously reported amounts to conform to the current period presentation.
11. SUBSEQUENT EVENTS
On October 30, 2015, WESCO International, Inc., through its wholly-owned subsidiary WESCO Distribution, Inc., acquired a U.S. electrical distributor focused on commercial construction and lighting with annual sales of approximately $115 million. A preliminary purchase price allocation will be completed during the fourth quarter of 2015.

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
Our financial results for the first nine months of 2015 reflect continued weakness in commodity-driven end markets and the unfavorable impact of changes in foreign currencies, partially offset by the benefits of ongoing cost reduction actions. Net sales decreased $237.2 million, or 4.0%, over the same period last year. Cost of goods sold as a percentage of net sales was 80.0% and 79.5% for the first nine months of 2015 and 2014, respectively. Selling, general and administrative ("SG&A") expenses as a percentage of net sales were 14.1% and 13.8% for the first nine months of 2015 and 2014, respectively. Operating profit was $283.8 million for the current nine month period, compared to $342.0 million for the first nine months of 2014. Operating profit decreased primarily due to lower sales volume, lower supplier volume rebates, business mix, and continued competitive market pricing pressures. Net income attributable to WESCO International, Inc. for the nine months ended September 30, 2015 and 2014 was $162.3 million and $201.5 million, respectively.
Cash Flow
We generated $176.0 million in operating cash flow for the first nine months of 2015. Investing activities included acquisitions payments of $68.5 million, which was primarily related to Hill Country, and capital expenditures of $16.2 million. Financing activities consisted of borrowings and repayments of $987.7 million and $939.7 million, respectively, related to our revolving credit facility (the "Revolving Credit Facility"), borrowings and repayments of $232.6 million and $132.6 million, respectively, related to our accounts receivable securitization facility (the “Receivables Facility”), and repayments of $56.4 million applied to our term loan facility (the "Term Loan Facility"). Financing activities in 2015 also included borrowings and repayments on our various international lines of credit of approximately $75.6 million and $73.5 million, respectively. Additionally, financing activities for the first nine months of 2015 included the repurchase of $150.0 million of the Company's common stock pursuant to the share repurchase plan announced on December 17, 2014. Free cash flow for the first nine months of 2015 and 2014 was $159.8 million and $123.8 million, respectively.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

The following table sets forth the components of free cash flow:

	Three Months Ended		Nine Months Ended
Free Cash Flow:	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Cash flow provided by operations	$43.3	$89.0	$176.0	$139.8
Less: Capital expenditures	(3.6)	(4.3)	(16.2)	(16.0)
Free cash flow	$39.7	$84.7	$159.8	$123.8
Note: Free cash flow is a non-GAAP financial measure and is provided by the Company as an additional liquidity measure. Capital expenditures are deducted from operating cash flow to determine free cash flow. Free cash flow is available to fund the Company's financing needs.
Financing Availability
As of September 30, 2015, we had $446.5 million in total available borrowing capacity under our Revolving Credit Facility and $20.0 million in available borrowing capacity under our Receivables Facility. These debt facilities were amended and restated on September 24, 2015. As a result of the respective amendments, the Revolving Credit Facility and the Receivables Facility mature in September 2020 and September 2018, respectively. See Note 6 of our Notes to the Condensed Consolidated Financial Statements for a discussion of the amendments to these facilities.
Critical Accounting Policies and Estimates
During the nine months ended September 30, 2015, there were no significant changes to our critical accounting policies and estimates referenced in our 2014 Annual Report on Form 10-K.
Results of Operations
Third Quarter of 2015 versus Third Quarter of 2014
The following table sets forth the percentage relationship to net sales of certain items in our Condensed Consolidated Statements of Income and Comprehensive Income (Loss) for the periods presented:

	Three Months Ended
	September 30,
	2015	2014
Net sales	100.0%	100.0%
Cost of goods sold (excluding depreciation and amortization)	80.2	79.7
Selling, general and administrative expenses	13.4	13.1
Depreciation and amortization	0.8	0.8
Income from operations	5.6	6.4
Interest expense, net	1.1	1.0
Income before income taxes	4.5	5.4
Provision for income taxes	1.2	1.5
Net income attributable to WESCO International, Inc.	3.3%	3.9%
Net sales were $1.9 billion for the third quarter of 2015, compared to $2.1 billion for the third quarter of 2014, a decrease of 7.4%. Normalized organic sales decreased 5.3%; foreign exchange rates negatively impacted sales by 4.1% and were partially offset by a 2.0% positive impact from acquisitions.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

The following table sets forth normalized organic sales growth:

Three Months Ended
Normalized Organic Sales:	September 30, 2015
Change in net sales	(7.4)%
Impact from acquisitions	2.0%
Impact from foreign exchange rates	(4.1)%
Impact from number of workdays	—%
Normalized organic sales growth	(5.3)%
Note: Normalized organic sales growth is a non-GAAP financial measure and is provided by the Company as an additional financial measure to provide a better understanding of the Company's sales growth trends. Normalized organic sales growth is calculated by deducting the percentage impact from acquisitions, foreign exchange rates and number of workdays from the overall percentage change in consolidated net sales.
Cost of goods sold for the third quarter of 2015 and 2014 was $1.5 billion and $1.7 billion, respectively, and as a percentage of net sales was 80.2% and 79.7% in 2015 and 2014, respectively. The increase in cost of goods sold as a percentage of net sales was primarily due to lower supplier volume rebates, business mix, and continued competitive market pricing pressures compared to last year's comparable quarter.
SG&A expenses in the third quarter of 2015 totaled $258.2 million versus $271.7 million in last year's comparable quarter. As a percentage of net sales, SG&A expenses were 13.4% in the third quarter of 2015 compared to 13.1% in the third quarter of 2014. The decrease in SG&A expenses was primarily due to a reduction in headcount, lower variable compensation costs, and ongoing discretionary spending cost controls, partially offset by the effect of acquisitions.
SG&A payroll expenses for the third quarter of 2015 of $176.1 million decreased by $16.7 million compared to the same quarter in 2014. The decrease in SG&A payroll expenses was primarily due to headcount reduction and lower commission and incentive compensation costs, partially offset by the effect of acquisitions.
Depreciation and amortization for the third quarter of 2015 and 2014 was $16.3 million and $17.4 million, respectively.
Interest expense totaled $20.4 million for the third quarter of 2015 compared to $20.8 million in last year's comparable quarter, a decrease of 1.9%. The following table sets forth the components of interest expense:

	Three Months Ended
	September 30,
	2015	2014
	(In millions of dollars)
Amortization of debt discount	$1.2	$1.0
Amortization of deferred financing fees	1.6	1.1
Interest related to uncertain tax provisions	0.2	0.2
Accrued interest	1.6	1.7
Non-cash interest expense	4.6	4.0
Cash interest expense	15.8	16.8
Total interest expense	$20.4	$20.8
Income tax expense totaled $23.5 million in the third quarter of 2015 compared to $31.6 million in last year's comparable quarter, and the effective tax rate was 27.4% compared to 28.1% in the same quarter in 2014. Our effective tax rate is impacted by the relative amounts of income earned in the United States and foreign jurisdictions, primarily Canada, and the tax rates in these jurisdictions. The decrease in the tax rate in the third quarter of 2015 as compared to last year’s comparable quarter was primarily due to the decline in United States profitability.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

For the third quarter of 2015, net income decreased by $18.4 million to $62.4 million compared to $80.8 million in the third quarter of 2014.
Net loss of $1.1 million was attributable to noncontrolling interests for the third quarter of 2015, as compared to net income of less than $0.1 million for the third quarter of 2014. During the quarter ended September 30, 2015, the Company recorded a higher net loss attributable to noncontrolling interests due to unfavorable changes in foreign currency exchange rates.
Net income and diluted earnings per share attributable to WESCO International, Inc. were $63.5 million and $1.28 per share, respectively, for the third quarter of 2015, compared with $80.8 million and $1.52 per share, respectively, for the third quarter of 2014.
Nine Months Ended September 30, 2015 versus Nine Months Ended September 30, 2014
The following table sets forth the percentage relationship to net sales of certain items in our Condensed Consolidated Statements of Income and Comprehensive Income (Loss) for the periods presented:

	Nine Months Ended
	September 30,
	2015	2014
Net sales	100.0%	100.0%
Cost of goods sold (excluding depreciation and amortization)	80.0	79.5
Selling, general and administrative expenses	14.1	13.8
Depreciation and amortization	0.9	0.9
Income from operations	5.0	5.8
Interest expense, net	1.1	1.0
Income before income taxes	3.9	4.8
Provision for income taxes	1.1	1.3
Net income attributable to WESCO International, Inc.	2.8%	3.5%
Net sales in the first nine months of 2015 totaled $5.7 billion versus $5.9 billion in the comparable period for 2014, a decrease of $237.2 million, or 4.0%, over the same period last year. Normalized organic sales decreased 1.9%; foreign exchange rates and number of workdays negatively impacted sales by 3.2% and 0.5%, respectively, and were partially offset by a 1.6% positive impact from acquisitions.
The following table sets forth normalized organic sales growth:

Nine Months Ended
Normalized Organic Sales:	September 30, 2015
Change in net sales	(4.0)%
Impact from acquisitions	1.6%
Impact from foreign exchange rates	(3.2)%
Impact from number of workdays	(0.5)%
Normalized organic sales growth	(1.9)%
Note: Normalized organic sales growth is a non-GAAP financial measure and is provided by the Company as an additional financial measure to provide a better understanding of the Company's sales growth trends. Normalized organic sales growth is calculated by deducting the percentage impact from acquisitions, foreign exchange rates and number of workdays from the overall percentage change in consolidated net sales.
Cost of goods sold for the first nine months of 2015 was $4.5 billion compared to $4.7 billion for the first nine months of 2014, and as a percentage of net sales was 80.0% and 79.5% in 2015 and 2014, respectively. The increase in cost of goods sold as a percentage of net sales was primarily due to lower supplier volume rebates, business mix, and continued competitive market pricing pressures compared to the first nine months of 2014.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

SG&A expenses in the first nine months of 2015 totaled $798.0 million versus $815.9 million in last year's comparable quarter. As a percentage of net sales, SG&A expenses were 14.1% in the in the first nine months of 2015 compared to 13.8% in the first nine months of 2014. The decrease in SG&A expenses was primarily due to a reduction in headcount, lower variable compensation costs, and ongoing discretionary spending cost controls, partially offset by the effect of acquisitions.
SG&A payroll expenses for the nine months ended September 30, 2015 of $554.0 million decreased by $19.7 million compared to the same period in 2014. The decrease in SG&A payroll expenses was primarily due to headcount reduction and lower commission and incentive compensation costs, partially offset by the effect of acquisitions.
Depreciation and amortization for the first nine months of 2015 and 2014 was $48.3 million and $51.0 million, respectively.
Interest expense totaled $59.9 million for the nine months ended September 30, 2015 compared to $61.8 million in last year's comparable quarter, a decrease of 3.1%. The following table sets forth the components of interest expense:

	Nine Months Ended
	September 30,
	2015	2014
	(In millions of dollars)
Amortization of debt discount	$4.4	$3.0
Amortization of deferred financing fees	4.9	3.3
Interest related to uncertain tax provisions	0.6	0.8
Accrued interest	1.7	0.2
Non-cash interest expense	11.6	7.3
Cash interest expense	48.3	54.5
Total interest expense	$59.9	$61.8
Income tax expense totaled $64.0 million for the first nine months of 2015 compared to $78.8 million for the first nine months of 2014, and the effective tax rate was 28.6% compared to 28.1% in the same period in 2014. Our effective tax rate is impacted by the relative amounts of income earned in the United States and foreign jurisdictions, primarily Canada, and the tax rates in these jurisdictions. The increase in the tax rate in the first nine months of 2015 as compared to last year’s comparable period was primarily due to a larger proportion of the Company’s income being earned in the United States.
For the first nine months of 2015, net income decreased by $41.6 million to $159.8 million compared to $201.5 million in the first nine months of 2014.
Net loss of $2.5 million was attributable to noncontrolling interests for the first nine months of 2015, as compared to a net loss of $0.1 million for the first nine months of 2014. During the current nine month period, the Company recorded a higher net loss attributable to noncontrolling interests due to unfavorable changes in foreign currency exchange rates.
Net income and diluted earnings per share attributable to WESCO International, Inc. were $162.3 million and $3.16 per share, respectively, for the nine month period ended 2015, compared with $201.5 million and $3.78 per share, respectively, for the nine month period ended 2014.
Liquidity and Capital Resources
Total assets were $4.6 billion and $4.8 billion at September 30, 2015 and December 31, 2014, respectively. Total liabilities were $2.9 billion at September 30, 2015 and $2.8 billion at December 31, 2014. Stockholders’ equity decreased $168.3 million to $1.8 billion at September 30, 2015, due to $183.6 million of foreign currency translation adjustments and the repurchase of $150.0 million of the Company's common stock pursuant to the share repurchase program. These decreases were partially offset by net income of $162.3 million.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Our liquidity needs generally arise from fluctuations in our working capital requirements, capital expenditures, acquisitions and debt service obligations. As of September 30, 2015, we had $446.5 million in available borrowing capacity under our Revolving Credit Facility and $20.0 million in available borrowing capacity under our Receivables Facility, which combined with our cash of $53.7 million, provided liquidity of $520.2 million. Cash included in our determination of liquidity represents cash in deposit and interest bearing investment accounts. We believe cash provided by operations and financing activities will be adequate to cover our current operational and business needs. In addition, the Company regularly reviews its mix of fixed versus variable rate debt, and the Company may, from time to time, issue or retire borrowings and/or refinance existing debt in an effort to mitigate the impact of interest rate fluctuations and to maintain a cost-effective capital structure consistent with its anticipated capital requirements. At September 30, 2015, approximately 51% of the Company's debt portfolio was comprised of fixed rate debt.
We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions. We also communicate on a regular basis with our lenders regarding our financial and working capital performance, liquidity position and financial leverage. Our financial leverage ratio was 3.5 and 3.0 as of September 30, 2015 and December 31, 2014, respectively. In addition, we are in compliance with all covenants and restrictions contained in our debt agreements as of September 30, 2015.
The following table sets forth the Company's financial leverage ratio as of September 30, 2015 and December 31, 2014:

	Twelve months ended
Financial Leverage:	September 30, 2015	December 31, 2014
	(In millions of dollars)
Income from operations	$408.0	$466.2
Depreciation and amortization	65.4	68.0
EBITDA	$473.4	$534.2

	September 30, 2015	December 31, 2014
Current debt and short-term borrowings	$46.6	$49.1
Long-term debt	1,454.7	1,366.4
Debt discount related to convertible debentures and term loan(1)	165.7	170.4
Total debt including debt discount	1,667.0	1,585.9

Financial leverage ratio based on total debt	3.5	3.0

(1)	The convertible debentures and term loan are presented in the condensed consolidated balance sheets in long-term debt, net of the unamortized discount.
Note: Financial leverage is a non-GAAP financial measure provided by the Company to illustrate its capital structure position. Financial leverage ratio is calculated by dividing total debt, including debt discount, by EBITDA. EBITDA is defined as the trailing twelve months earnings before interest, taxes, depreciation and amortization.
At September 30, 2015, we had cash and cash equivalents totaling $132.9 million, of which $99.4 million was held by foreign subsidiaries. The cash held by some of our foreign subsidiaries could be subject to additional U.S. income taxes if repatriated. We believe that we are able to maintain a sufficient level of liquidity for our domestic operations and commitments without repatriation of the cash held by these foreign subsidiaries.
We did not note any triggering events or substantive changes during the third quarter of 2015 that would require an interim evaluation of impairment of goodwill or indefinite-lived intangible assets. We will perform our annual impairment testing of goodwill and indefinite-lived intangible assets during the fourth quarter. To test for impairment, we estimate the fair value of our reporting units, which requires judgment and involves the use of significant estimates and assumptions. The determination of fair value could be negatively affected by the current weak market conditions, including the challenging macroeconomic indicators in the markets in which we operate and those where our customers are based.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

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
Cash Flow
Operating Activities. Cash provided by operating activities for the first nine months of 2015 totaled $176.0 million, compared with $139.8 million of cash generated for the first nine months of 2014. Cash provided by operating activities included net income of $159.8 million and adjustments to net income totaling $92.2 million. Other sources of cash in 2015 included: a decrease in other accounts receivable of $64.9 million due mostly to the reversal of an accrual related to the legal settlement discussed in Note 8 of our Notes to the Condensed Consolidated Financial Statements, as well as a decrease in the accrual for supplier volume rebates; and $30.4 million from an increase in accounts payable. Primary uses of cash in 2015 included: a decrease in other current and noncurrent liabilities of $50.2 million primarily due to the legal settlement referenced above; $49.8 million from the increase in trade receivables; $38.9 million for the increase in inventories; $20.4 million for the decrease in accrued payroll and benefit costs; and $12.0 million for the increase in prepaid expenses and other assets.
Cash provided by operating activities for the first nine months of 2014 totaled $139.8 million, which included net income of $201.5 million and adjustments to net income totaling $73.6 million. Other sources of cash in 2014 were generated from an increase in accounts payable of $106.9 million due to an increase in purchasing activity, an increase in other current and noncurrent liabilities of $16.5 million and an increase in accrued payroll and benefit costs of $7.7 million. Primary uses of cash in 2014 included: $174.4 million for an increase in trade receivables resulting from an increase in sales; $54.1 million for an increase in inventories; $35.1 million for the increase in prepaid expenses and other assets; and $2.8 million for an increase in other accounts receivable.
Investing Activities. Net cash used in investing activities for the first nine months of 2015 was $83.0 million, compared with $149.4 million of net cash used during the first nine months of 2014. Included in the first nine months of 2015 were acquisition payments of $68.5 million, primarily related to the acquisition of Hill Country, compared to acquisition payments in the first nine months of 2014 of $138.8 million related to LaPrairie, Hazmasters and Hi-Line. Capital expenditures were $16.2 million for the nine month period ended September 30, 2015 as compared to $16.0 million for the nine month period ended September 30, 2014.
Financing Activities. Net cash used in financing activities for the first nine months of 2015 was $73.3 million, compared to $4.4 million used in the first nine months of 2014. During the first nine months of 2015, financing activities consisted of borrowings and repayments of $987.7 million and $939.7 million, respectively, related to our Revolving Credit Facility, borrowings and repayments of $232.6 million and $132.6 million, respectively, related to our Receivables Facility, and repayments of $56.4 million applied to our Term Loan Facility. Financing activities in 2015 also included borrowings and repayments on our various international lines of credit of approximately $75.6 million and $73.5 million, respectively. Additionally, financing activities for the first nine months of 2015 included the repurchase of $155.8 million of the Company's common stock, $150.0 million of which was pursuant to the repurchase plan announced on December 17, 2014.
During the first nine months of 2014, financing activities consisted of borrowings and repayments of $800.0 million and $800.5 million, respectively, related to our Revolving Credit Facility, borrowings and repayments of $112.1 million and $65.7 million respectively, related to our Receivables Facility, repayments of $19.2 million applied to our Term Loan Facility, and borrowings and repayments on our various international lines of credit of approximately $49.7 million and $42.2 million, respectively. Financing activities for the first nine months of 2014 also included the repayment of $29.4 million to the sellers of EECOL.
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Inflation
The rate of inflation, as measured by changes in the producer price index, affects different commodities, the cost of products purchased and ultimately the pricing of our different products and product classes to our customers. Our pricing related to inflation did not have a measurable impact on our sales for the nine months ended September 30, 2015. Historically, price changes from suppliers have been consistent with inflation and have not had a material impact on the results of operations.
Seasonality
Our operating results are not significantly affected by seasonal factors. Sales during the first quarter are affected by a reduced level of activity. Sales during the second, third and fourth quarters are generally 5 - 7% higher than the first quarter. Sales typically increase beginning in March, with slight fluctuations per month through October. During periods of economic expansion or contraction our sales by quarter have varied significantly from this pattern.
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
Item 3.    Quantitative and Qualitative Disclosures about Market Risks.
There have not been any material changes to our exposures to market risk during the quarter ended September 30, 2015 that would require an update to the relevant disclosures provided in our 2014 Annual Report on Form 10-K.
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
Changes in Internal Control Over Financial Reporting
During the third quarter of 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
See the information set forth in Note 8 Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements under Part 1, Item 1 of this Form 10-Q, which is incorporated by reference in response to this Item.
Item 1A. Risk Factors.
There have been no material changes to the risk factors previously disclosed in Item 1A. to Part 1 of WESCO’s Annual Report on Form 10-K for the year ended December 31, 2014.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth all issuer purchases of common stock during the three months ended September 30, 2015, including those made pursuant to publicly announced plans or programs:

Period	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Program (1) (3)
				(In Millions)
July 1 – July 31, 2015	38	$64.82	—	$225.0
August 1 – August 31, 2015	240	$55.45	—	$225.0
September 1 – September 30, 2015	1,417,649	$52.90	1,417,649	$150.0
Total	1,417,927	$52.91	1,417,649

(1)	On December 17, 2014, WESCO announced that its Board of Directors approved, on December 11, 2014, the repurchase of up to $300 million of the Company's common stock through December 31, 2017.

(2)
There were 278 shares purchased in the period that were not part of the publicly announced share repurchase program. These shares were surrendered by stock-based compensation plan participants to satisfy tax withholding obligations arising from the exercise of stock-settled stock appreciation rights.

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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Item 6.    Exhibits.
(a)Exhibits
(10)    Material Contracts

(1)
Second Amended and Restated Credit Agreement, dated as of September 24, 2015 among WESCO Distribution, Inc., the other U.S. Borrowers party thereto, WESCO Distribution Canada LP, the other Canadian Borrowers party thereto, WESCO International, Inc., the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent (incorporated by reference to Exhibit 10.1 to WESCO's Current Report on Form 8-K, dated September 24, 2015)

(2)
Fourth Amended and Restated Receivables Purchase Agreement, dated as of September 24, 2015, by and among WESCO Receivables Corp., WESCO Distribution, Inc., the various Purchaser Groups from time to time party thereto and PNC Bank, National Association, as Administrator (incorporated by reference to Exhibit 10.2 to WESCO's Current Report on Form 8-K, dated September 24, 2015)

(3)	Release Agreement, dated as of October 5, 2015, between WESCO International, Inc., and WESCO Distribution, Inc., and Stephen A. Van Oss
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

WESCO International, Inc.
(Registrant)

October 30, 2015	By:	/s/ Kenneth S. Parks
(Date)		Kenneth S. Parks
Senior Vice President and Chief Financial Officer