Form 10-K
period 2015-12-31
WESCO INTERNATIONAL INC
filed 2016-02-22
CIK 929008

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The registrant estimates that the aggregate market value of the voting shares held by non-affiliates of the registrant was approximately $2,969.5 million as of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price on the New York Stock Exchange for such stock.
As of February 19, 2016, 42,198,471 shares of Common Stock, par value $.01 per share, of the registrant were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Part III of this Form 10-K incorporates by reference portions of the registrant’s Proxy Statement for its 2016 Annual Meeting of Stockholders.

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
We serve over 80,000 active customers globally through approximately 500 full service branches primarily located in North America, with operations in 14 additional countries and nine distribution centers located in the United States and Canada. The Company employs approximately 9,300 employees worldwide. We distribute over 1,000,000 products, grouped into six categories, from more than 25,000 suppliers utilizing a highly automated, proprietary electronic procurement and inventory replenishment system.
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
Industry Overview
We operate in highly fragmented markets that include thousands of small regional and locally based, privately owned competitors. According to one industry publication, in 2014, the latest year for which market share data is available, the five largest North American electrical distributors, including WESCO, accounted for approximately 31% of an estimated $100 billion-plus in electrical sales in North America. Our global account, integrated supply and OEM programs provide customers with regional, national, North American and global supply chain consolidation opportunities. The demand for these programs has grown in recent years, driven primarily by the desire of companies to reduce operating expenses by outsourcing operational and administrative functions associated with the procurement, management and utilization of MRO supplies and OEM components. We believe that significant opportunities exist for further expansion of these programs. The total potential in the United States for purchases of MRO and OEM supplies and services across all industrial distribution market segments and channels is estimated to be greater than $500 billion per an industry study.
According to a recent publication, despite weakness in commodity-driven end markets, electrical distribution industry sales grew approximately 4% this year following a similar rate last year. This expansion has been driven by the increased use of electrical products in businesses and industries, new products and technologies, the proliferation of enhanced building and safety codes, and use of the Internet. Wholesale distributors have also grown as a result of a long-term shift in procurement preferences that favor the use of distributors over direct relationships with manufacturers. It is estimated that approximately 75% of electrical products sold in the United States are delivered to the end user through the distribution channel.

Markets and Customers
We have a large base of over 80,000 active customers across a diverse set of end markets. Our top ten customers accounted for approximately 11% of our sales in 2015. No one customer accounted for more than 2% of our sales in 2015.
The following table outlines our sales breakdown by end market:

Year Ended December 31,	2015	2014	2013
(percentages based on total sales)
Industrial	39%	42%	43%
Construction	32%	31%	32%
Utility	15%	14%	13%
Commercial, Institutional and Governmental	14%	13%	12%
Industrial. Sales to industrial customers of MRO, OEM, and construction products and services accounted for approximately 39% of our sales in 2015, compared to 42% in 2014. Industrial sales product categories include a broad range of electrical equipment and supplies as well as lubricants, pipe, valves, fittings, fasteners, cutting tools, power transmission, and safety products. In addition, OEM customers require a reliable supply of assemblies and components to incorporate into their own products as well as value-added services such as supplier consolidation, design and technical support, just-in-time supply and electronic commerce, and supply chain management.
Construction. Sales of electrical and communications products to contractors accounted for approximately 32% of our sales in 2015, compared to 31% in 2014. Customers include a wide array of contractors and engineering, procurement and construction firms for industrial, infrastructure, commercial and data and broadband communications projects. Specific applications include projects for refineries, railways, hospitals, wastewater treatment facilities, data centers, security installations, offices, and modular and mobile homes. In addition to a wide array of electrical products, we offer contractors communications products for projects related to IT/network modernization, physical security upgrades, broadband deployments, network security, and disaster recovery.
Utility. Sales to utilities and utility contractors accounted for approximately 15% of our sales in 2015, compared to 14% in 2014. Customers include large investor-owned utilities, rural electric cooperatives, municipal power authorities and contractors that serve these customers. We provide our utility customers with products and services to support the construction and maintenance of their generation, transmission and distribution systems along with an extensive range of products that meet their power plant MRO and capital projects needs. Materials management and procurement outsourcing arrangements are also important in this market, as cost pressures and deregulation have caused utility customers to seek improvements in the efficiency and effectiveness of their supply chains.
Commercial, Institutional and Governmental. Sales to CIG customers accounted for approximately 14% of our sales in 2015, compared to 13% in 2014. Customers include schools, hospitals, property management firms, retailers and federal, state and local government agencies of all types, including federal contractors.
Business Strategy
Our goal is to grow organically at a rate greater than that of our industry while making accretive acquisitions. Our organic growth strategy focuses on enhancing our sales and customer service capabilities to acquire new customers and develop new end markets, broaden our product and service offerings and expand our geographic footprint. We utilize LEAN continuous improvement initiatives on a company-wide basis to deliver operational excellence and improve productivity. We also extend our LEAN initiatives to customers to improve the efficiency and effectiveness of their operations and supply chains. In addition, we seek to generate a distinct competitive advantage through talent management and employee development processes and programs.
We have identified certain growth engines that we believe provide substantial opportunities for above-market growth, and have developed strategies to address each of these areas of opportunity. These growth engines are a combination of business models, selected end markets and product categories, as discussed below.
Grow Our Global Account Customer Relationships and Base. Our typical global account customer is a large, multi-location industrial or commercial company, a large utility, a major contractor, or a governmental or institutional customer. Our global account program is designed to provide customers with supply chain management services and cost reductions by coordinating and standardizing activity for MRO materials and OEM direct materials across their multiple locations, utilizing our broad geographic footprint and our largely integrated information technology platform. Comprehensive account plans are developed and managed at the local, national and international levels to prioritize activities, identify key performance measures, and track progress against objectives. We involve our preferred suppliers early in the implementation process to contribute expertise and product knowledge to accelerate program implementation and delivery of cost savings and process improvements.
We plan to continue to expand our product and service offerings to existing global account customers, and increase our reach to serve additional customer locations. We plan on expanding our customer base by capitalizing on our industry expertise and supply chain optimization capabilities.
Extend Our Position in Integrated Supply Programs. Our integrated supply programs focus on optimizing the supply chain and replacing the traditional multi-vendor, resource-intensive procurement process with a single, outsourced, automated process. Each integrated supply program employs our product and distribution expertise to reduce the number of suppliers, total procurement costs, and administrative expenses, while meeting the customers’ service needs and improving their operating controls. We believe that large customers will seek to utilize such services to consolidate and simplify their MRO and OEM supply chains.
We are expanding our position in North America as an integrated supply service provider by building upon established relationships within our large customer base and premier supplier network, and extending our services to additional customers and locations around the world. Our services are offered across all four of our end markets (industrial, construction, utility and CIG).
Expand Our Relationships with Construction Contractors. We support new construction, renovation and retrofit projects across a wide variety of vertical markets, including manufacturing, healthcare, education, enterprise data communications, telecommunications, energy and government infrastructure. We believe that significant cross selling opportunities exist for our electrical and communications products and expertise, and we plan to use our global account and integrated supply programs, LEAN initiatives and project management expertise to capitalize on new non-residential construction opportunities.
Expand Products and Services for Utilities. Our investor-owned, public power and utility contractor customers continue to focus on improving grid reliability and operating efficiency, while reducing costs. As a result, we anticipate an increase in distribution grid improvement and transmission expansion projects as well as the adoption of integrated supply programs. Accordingly, we are focused on expanding our logistical and project services and supply chain management programs to increase our scope of supply on distribution grid, generation and other energy projects, including alternative energy projects.
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
Expand International Operations. We seek to capitalize on existing and emerging international market opportunities through the expansion of our global product and service platforms. We follow large existing global customers into international markets, extending our procurement outsourcing, integrated supply programs and supplier relationships. Once established, we also seek to develop new business opportunities in these markets. We believe this strategy of working with well-developed customer and supplier relationships significantly reduces risk and provides the opportunity to establish profitable business. Our priorities are focused on global vertical markets including energy, mining and metals, manufacturing, and infrastructure, as well as key product categories such as communications and security.
Grow Our Communications Products Position. Over the last several years, there has been a convergence of electrical and data communications contractors. Our ability to provide both electrical and communications products and services lines as well as automation, electromechanical, non-electrical MRO, physical security and utility products has presented cross selling opportunities across WESCO. Communications products are in continual demand due to network upgrades, low voltage security investments, data center upgrades and increasing broadband and telecommunications usage.
Grow Lighting System and Sustainability Sales. Lighting applications are undergoing significant innovation, driven by energy efficiency and sustainability trends. We have expanded our sales team and marketing initiatives and increased our presence and customer base with the acquisition of Needham Electric Supply. We expect to continue to add product and service offerings to provide lighting and energy-saving solutions.
Pursue Strategic Acquisitions. In 2015, we acquired two businesses: Hill Country Electric Supply and Needham Electric Supply. Since 2010, we have made thirteen acquisitions that have helped us to extend our product and services portfolio into adjacencies such as safety equipment and lighting. Over the years, these acquisitions have also increased our customer base and have been an important source of talent.
We believe that the highly fragmented nature of the electrical and industrial distribution industry will continue to provide acquisition opportunities.

Drive Operational Excellence. LEAN continuous improvement is a set of company-wide strategic initiatives to increase efficiency and effectiveness across the entire business enterprise, including sales, operations and administrative processes. The basic principles behind LEAN are to systematically identify and implement improvements through simplification, elimination of waste and reduction in errors. We apply LEAN in our distribution environment, and develop and deploy numerous initiatives through the Kaizen approach targeting improvements in sales, margin, warehouse operations, transportation, purchasing, working capital management and administrative processes. Our objective is to continue to implement LEAN initiatives across our business enterprise and to extend LEAN services to our customers and suppliers.
Talent Management. We seek to develop a distinct competitive advantage through talent management and employee engagement and development. We believe our ability to attract, develop and retain diverse human capital is imperative to ongoing business success. We improve workforce capability through various programs and processes that identify, recruit, develop and promote our talent base. Significant enhancements in these programs have been made over the last several years, and we expect to continue to refine and enhance these programs in the future.
Products and Services
Products
Our network of branches and distribution centers stock approximately 250,000 unique product stock keeping units and we provide customers with access to more than 1,000,000 different products. Each branch tailors its inventory to meet the needs of its local customers.
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

•	Power Distribution Equipment. Circuit breakers, transformers, switchboards, panel boards, metering products and busway products;

•	Lighting and Controls. Lamps, fixtures, ballasts and lighting control products; and

•	Control, Automation and Motors. Motor control devices, drives, surge and power protection, relays, timers, pushbuttons, operator interfaces, switches, sensors, and interconnects.
The following table sets forth sales information about our sales by product category:

Year Ended December 31,	2015	2014	2013
(percentages based on total sales)
General and Industrial Supplies	40%	40%	40%
Wire, Cable and Conduit	15%	16%	16%
Data and Broadband Communications	15%	14%	14%
Power Distribution Equipment	11%	11%	11%
Lighting and Controls	10%	10%	10%
Control, Automation and Motors	9%	9%	9%
We purchase products from a diverse group of more than 25,000 suppliers. In 2015, our ten largest suppliers accounted for approximately 32% of our purchases. Our largest supplier in 2015 was Eaton Corporation, accounting for approximately 11% of our purchases. No other supplier accounted for more than 5% of our total purchases.
Our supplier relationships are important to us, providing access to a wide range of products, technical training, and sales and marketing support. We have approximately 300 preferred supplier arrangements with more than 200 firms and purchase nearly 60% of our products pursuant to these arrangements. Consistent with industry practice, most of our agreements with suppliers, including both distribution agreements and preferred supplier agreements, are terminable by either party on 60 days notice or less.

Services
As part of our overall offering, we provide customers a comprehensive portfolio of value added services which includes more than 50 value add solutions in 10 categories including construction, e-commerce, energy and sustainability, engineering services, production support, safety and security, supply chain optimization, training, and working capital. These solutions are designed to address our customers' business needs through:

•	Technical support for operational and transactional process improvements;

•	Inventory optimization programs, including just-in-time delivery and vendor managed inventory;

•	Collaborative, cross-functional, cost savings teams;

•	Dedicated on-site support personnel;

•	Consultation on energy-efficient product upgrades; and

•	Safety and product training for customer employees.
Competitive Strengths
We compete directly with global, national, regional and local distributors of electrical and other industrial supplies, along with buying groups formed by smaller distributors. Competition is primarily focused on the local service area, and is generally based on product line breadth, product availability, service capabilities and price. Although certain Internet-based procurement service companies, auction businesses and trade exchanges remain in the marketplace, the impact on our business from these competitors has not been significant. We believe that our market leadership, broad product offering and value-added services, extensive distribution network and low-cost operator status provide distinct competitive advantages.
Market Leadership. Our ability to manage complex global supply chains, multi-site facility maintenance programs and construction projects, requiring special sourcing, technical advice, logistical support and locally based service, has enabled us to establish a strong presence in the competitively-fragmented North American electrical distribution market.
Broad Product Offering and Value-added Services. We provide a wide range of products, services and procurement solutions, which draw on our product knowledge, supply and logistics expertise, system capabilities and supplier relationships to enable our customers to maximize productivity, minimize waste, improve efficiencies, reduce costs and enhance safety. Our broad product offering and stable source of supply enables us to consistently meet customers’ wide-ranging capital project, product, MRO and OEM requirements.
Extensive Distribution Network. We operate approximately 500 geographically dispersed branch locations and nine distribution centers (five in the United States and four in Canada). Our distribution centers add value for our customers, suppliers, and branches through the combination of a broad and deep selection of inventory, online ordering and next-day shipment capabilities, and central order handling and fulfillment. Our distribution center network reduces the lead time and cost of supply chain activities through its automated replenishment and warehouse management system, and provides economies of scale in purchasing, inventory management, administration and transportation. This extensive network, which would be difficult and expensive to replicate, allows us to:

•	Enhance localized customer service, technical support and sales coverage;

•	Tailor individual branch products and services to local customer needs; and

•	Offer multi-site distribution capabilities to large customers and global accounts.
Low-Cost Operator. Our competitiveness has been enhanced by our consistent favorable operating cost position, which is based on the use of LEAN, strategically-located distribution centers, and purchasing economies of scale. As a result of these and other factors, our operating cost as a percentage of sales is one of the lowest in our industry. Our selling, general and administrative expenses as a percentage of revenues for 2015 were 14.0%.

Geography
Our network of branches and distribution centers are located primarily in North America. We attribute revenues from external customers to individual countries on the basis of the point of sale. The following table sets forth information about us by geographic area:

	Net Sales Year Ended December 31,						Long-Lived Assets December 31,
	2015		2014		2013		2015	2014	2013
(In thousands)
United States	$5,665,962	75%	$5,618,240	71%	$5,275,275	70%	$157,570	$127,670	$137,904
Canada	1,533,705	21%	1,899,173	24%	1,882,313	25%	63,088	80,080	93,642
Mexico	70,048	1%	95,585	1%	90,152	1%	332	442	615
Subtotal North American Operations	7,269,715		7,612,998		7,247,740		220,990	208,192	232,161
Other International	248,772	3%	276,628	4%	265,602	4%	5,369	8,213	11,115
Total	$7,518,487		$7,889,626		$7,513,342		$226,359	$216,405	$243,276
United States. To serve our customers in the United States, we operate a network of approximately 350 branches supported by five distribution centers located in Pennsylvania, Nevada, Mississippi, Wisconsin and Arkansas. Sales in the United States represented approximately 75% of our total sales in 2015. According to the Electrical Wholesaling Magazine, the U.S. electrical wholesale distribution industry had estimated sales of approximately $100 billion in 2015.
Canada. To serve our Canadian customers, we operate a network of approximately 125 branches in nine provinces. Branch operations are supported by four distribution centers located in Alberta, Quebec, Ontario, and British Columbia. Sales in Canada represented approximately 21% of our total sales in 2015. Total annual electrical industry sales in Canada were approximately $7.2 billion in 2015 according to a recent publication.
Mexico. We have 9 branch locations in Mexico. Our headquarters in Tlalnepantla Estado de Mexico operates similar to a distribution center to enhance the service capabilities of the local branches. Sales in Mexico represented approximately 1% of our total sales in 2015.
Other International. We sell to global customers through export sales offices located in Miami, Houston, Pittsburgh, Montreal, and Calgary within North America and sales offices and branch operations in various international locations. Sales from other international locations represented approximately 3% of our total sales in 2015. Our branches in Aberdeen, Scotland, Dublin, Ireland and Manchester, England support sales efforts in Europe and the Middle East. We have branches in Singapore and Thailand to support our sales to Asia and a branch near Shanghai to serve customers in China along with operations in eight additional countries. Many of our international locations have been established to serve our growing list of customers with global operations.
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

Executive Officers
Our executive officers and their respective ages and positions as of February 22, 2016, are set forth below.

Name	Age	Position
John J. Engel	54	Chairman, President and Chief Executive Officer
Timothy A. Hibbard	59	Vice President and Corporate Controller
Diane E. Lazzaris	49	Senior Vice President and General Counsel
Kenneth S. Parks	52	Senior Vice President and Chief Financial Officer
Kimberly G. Windrow	58	Senior Vice President and Chief Human Resource Officer

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
Our results of operations are affected by the level of business activity of our customers, which in turn is affected by global economic conditions and market factors impacting the industries and markets that they serve. Certain global economies and markets continue to experience significant uncertainty and volatility, particularly commodity-driven end markets such as oil and gas and metals and mining. Adverse economic conditions or lack of liquidity in these markets, particularly in North America, may adversely affect our revenues and operating results. Economic and financial market conditions also affect the availability of financing for projects and for our customers' capital or other expenditures, which can result in project delays or cancellations and thus affect demand for our products. There can be no assurance that any governmental responses to economic conditions or disruptions in the financial markets ultimately will stabilize the markets or increase our customers' liquidity or the availability of credit to our customers. Should one or more of our larger customers declare bankruptcy, it could adversely affect the collectability of our accounts receivable, bad debt reserves and net income. In addition, our ability to access the capital markets may be restricted at a time when we would like, or need, to do so. The global economic and financial environment also may affect our business and financial condition in ways that we currently cannot predict, and there can be no assurance that global economic and market conditions will not adversely affect our results of operations, cash flow or financial position in the future. Fluctuations of the U.S. dollar relative to other currencies could negatively affect our business, financial results and liquidity.
Certain events or conditions, including a failure or breach of our information security systems, could lead to interruptions in our operations, which may materially adversely affect our business, financial condition or results of operations.
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
Most of our agreements with suppliers are terminable by either party on 60 days' notice or less. Our ten largest suppliers in 2015 accounted for approximately 32% of our purchases for the period. Our largest supplier in 2015 was Eaton Corporation, accounting for approximately 11% of our purchases. The loss of, or a substantial decrease in the availability of, products from any of these suppliers, a supplier's change in sales strategy to rely less on distribution channels, the loss of key preferred supplier agreements, or disruptions in a key supplier's operations could have a material adverse effect on our business. Supply interruptions could arise from shortages of raw materials, effects of economic or financial market conditions on a supplier's operations, labor disputes or weather conditions affecting products or shipments, transportation disruptions, information system disruptions or other reasons beyond our control.
In addition, certain of our products, such as wire and conduit, are commodity-price-based products and may be subject to significant price fluctuations which are beyond our control. While increases in the cost of energy or products could have adverse effects, decreases in those costs, particularly if severe, could also adversely impact us by creating deflation in selling prices, which could cause our gross profit margin to deteriorate. Fluctuations in energy or raw materials costs can also adversely affect our customers. The recent declines in oil and gas prices have negatively impacted our customers operating in those industries and, consequently, our sales to those customers. Furthermore, we cannot be certain that particular products or product lines will be available to us, or available in quantities sufficient to meet customer demand. Such limited product access could cause us to be at a competitive disadvantage. The profitability of our business is also dependent upon the efficiency of our supply chain. An inefficient or ineffective supply chain strategy or operations could increase operational costs, reduce profit margins and adversely affect our business.
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
We are subject to taxes in jurisdictions in which we do business, including but not limited to taxes imposed on our income, receipts, stockholders' equity, property, sales, purchases and payroll. As a result, the tax expense we incur can be adversely affected by changes in tax law. We frequently cannot anticipate these changes in tax law, which can cause unexpected volatility in our results from operations. While not limited to the United States and Canada, changes in the tax law at the federal and state/provincial levels in the United States and Canada can have a materially adverse effect on our results from operations. Additionally, the tax laws to which the Company is subject are inherently complex and ambiguous. Therefore, we must interpret the applicable laws and make subjective judgments about the expected outcome upon challenge by the applicable taxing authorities. As a result, the impact on our results from operations of the application of enacted tax laws to our facts and circumstances is frequently uncertain. If a tax authority successfully challenges our interpretation and application of the tax law to our facts and circumstances, there can be no assurance that we can accurately predict the outcome and the taxes ultimately owed upon effective settlement may differ from the tax expense recognized in our consolidated statements of income and comprehensive income (loss) and accrued in our consolidated balance sheets. Additionally, if we cannot meet liquidity requirements in the United States, we may have to repatriate funds from overseas, which would result in a United States tax liability on the amount repatriated.
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
The complex legal and regulatory environment exposes us to compliance costs and risks, as well as litigation and other legal proceedings, which could materially affect our operations and financial results. These laws and regulations may change, sometimes significantly, as a result of political or economic events. They include tax laws and regulations, import and export laws and regulations, labor and employment laws and regulations, product safety, occupational safety and health laws and regulations, securities and exchange laws and regulations (and other laws applicable to publicly-traded companies such as the Foreign Corrupt Practices Act), and environmental laws and regulations. Furthermore, as a government contractor selling to federal, state and local government entities, we are also subject to a wide variety of additional laws and regulations. Proposed laws and regulations in these and other areas, such as healthcare, employment, or legal matters could affect the cost of our business operations. From time to time we are involved in legal proceedings, audits or investigations which may relate to, for example, product liability, labor and employment (including wage and hour), tax, escheat, import and export compliance, government contracts, worker health and safety, general commercial and securities matters. While we believe that the outcome of any pending matter is unlikely to have a material adverse effect on our financial condition or liquidity, additional legal proceedings may arise in the future and the outcome of any legal proceedings and other contingencies could require us to take actions which could adversely affect our operations or could require us to pay substantial amounts of money.
Our outstanding indebtedness requires debt service commitments that could adversely affect our ability to fulfill our obligations and could limit our growth and impose restrictions on our business.
As of December 31, 2015, we had $1,665.4 million of consolidated indebtedness (excluding debt discount), including $500.0 million in aggregate principal amount of 5.375% Senior Notes due 2021 (the “2021 Notes”), $344.9 million in aggregate principal amount of 6.0% Convertible Senior Debentures due 2029 (the “2029 Debentures”) and $174.8 million in aggregate principal amount of term loans due 2019 (the “Term Loan Facility”). Our consolidated indebtedness also includes amounts outstanding under our revolving credit facility (the "Revolving Credit Facility"), which has an aggregate borrowing capacity of $600.0 million, and our accounts receivable securitization facility (the “Receivables Facility”), through which we sell up to $550.0 million of our accounts receivable to third-party financial institutions. We and our subsidiaries may undertake additional borrowings in the future, subject to certain limitations contained in the instruments governing our indebtedness.
Our debt service obligations have important consequences, including: our payments of principal and interest reduce the funds available to us for operations, future business opportunities and acquisitions and other purposes; they increase our vulnerability to adverse economic, financial market and industry conditions; our ability to obtain additional financing may be limited; we may be required to incur additional interest due to the contingent interest features of the 2029 Debentures, which are embedded derivatives; and our financial results are affected by increased interest costs. Our ability to make scheduled payments of principal and interest on our debt, refinance our indebtedness, make scheduled payments on our operating leases, fund planned capital expenditures or to finance acquisitions will depend on our future performance, which, to a certain extent, is subject to economic, financial, competitive and other factors beyond our control. There can be no assurance that our business will continue to generate sufficient cash flow from operations in the future to service our debt, make necessary capital expenditures or meet other cash needs. If unable to do so, we may be required to refinance all or a portion of our existing debt, to sell assets or to obtain additional financing. Our Revolving Credit Facility is subject to renewal in September 2020 and our Receivables Facility is subject to renewal in September 2018. There can be no assurance that available funding or any sale of additional receivables or additional financing will be possible at the times of renewal in amounts or terms favorable to us, if at all.
Over the next three years, we will be required to repay approximately $570.6 million of our currently outstanding indebtedness, of which $525.0 million is related to our Receivables Facility, $43.3 million is related to our international lines of credit, and $2.3 million is related to our capital leases.
Our debt agreements contain restrictions that may limit our ability to operate our business.
Our credit facilities also require us to maintain specific earnings to fixed expenses and to meet minimum net worth requirements in certain circumstances. Our Term Loan Facility, 2021 Notes and credit facilities contain, and any of our future debt agreements may contain, certain covenant restrictions that limit our ability to operate our business, including restrictions on our ability to: incur additional debt or issue guarantees; create liens; make certain investments; enter into transactions with our affiliates; sell certain assets; make capital expenditures; redeem capital stock or make other restricted payments; declare or pay dividends or make other distributions to stockholders; and merge or consolidate with any person. Our Term Loan Facility and certain other credit facilities contain additional affirmative and negative covenants, and our ability to comply with these covenants is dependent on our future performance, which will be subject to many factors, some of which are beyond our control, including prevailing economic conditions.
As a result of these covenants, our ability to respond to changes in business and economic conditions and to obtain additional financing, if needed, may be significantly restricted, and we may be prevented from engaging in transactions that might otherwise be beneficial to us. In addition, our failure to comply with these covenants could result in a default under the 2029 Debentures, the 2021 Notes, the credit facilities, the Term Loan Facility, and our other debt, which could permit the holders to accelerate such debt. If any of our debt is accelerated, we may not have sufficient funds available to repay such debt.
Goodwill and indefinite-lived intangible assets recorded as a result of our acquisitions could become impaired.
As of December 31, 2015, our combined goodwill and indefinite-lived intangible assets amounted to $1,773.6 million. To the extent we do not generate sufficient cash flows to recover the net amount of any investments in goodwill and other indefinite-lived intangible assets recorded, the investment could be considered impaired and subject to write-off. We expect to record further goodwill and other indefinite-lived intangible assets as a result of future acquisitions we may complete. Future amortization of such assets or impairments, if any, of goodwill or indefinite-lived intangible assets would adversely affect our results of operations in any given period.

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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
We have approximately 500 branches, of which approximately 350 are located in the United States, approximately 125 are located in Canada and the remainder are in other locations including Chile, Mexico, the United Kingdom and Singapore. Approximately 16% of our branches are owned facilities, and the remainder are leased.
The following table summarizes our distribution centers:

	Square Feet	Leased/Owned
Location
Warrendale, PA(1)	194,000	Owned
Sparks, NV	199,000	Leased
Byhalia, MS(1)	148,000	Owned
Little Rock, AR	100,000	Leased
Madison, WI	136,000	Leased
Montreal, QC	126,000	Leased
Burnaby, BC	65,000	Leased
Edmonton, AB	101,000	Leased
Mississauga, ON	246,000	Leased

(1)    Property pledged as collateral under our Term Loan Facility.
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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market, Stockholder and Dividend Information. Our common stock is listed on the New York Stock Exchange under the symbol “WCC.” As of February 19, 2016, there were 42,198,471 shares of common stock outstanding held by approximately 21 holders of record. We have not paid dividends on the common stock and do not currently plan to pay dividends. We do, however, evaluate the possibility from time to time. It is currently expected that earnings will be reinvested to support business growth, debt reduction, acquisitions and share repurchases. In addition, our Revolving Credit Facility and Term Loan Facility restrict our ability to pay dividends. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
The following table sets forth the high and low sales prices per share of our common stock, as reported on the New York Stock Exchange, for the periods indicated.

	Sales Prices
Quarter	High	Low
2014
First	$94.75	$78.52
Second	93.07	83.48
Third	88.31	78.17
Fourth	86.92	68.97
2015
First	$77.40	$65.38
Second	74.61	66.51
Third	69.57	45.47
Fourth	52.26	39.62
Issuer Purchases of Equity Securities. On December 17, 2014, WESCO announced that its Board of Directors approved, on December 11, 2014, the repurchase of up to $300 million of the Company's common stock through December 31, 2017. As of December 31, 2015, WESCO has repurchased 2,468,576 shares of the Company's common stock for $150.0 million under this repurchase authorization.

Company Performance. The following stock price performance graph illustrates the cumulative total return on an investment in WESCO International, Inc., a 2015 Performance Peer Group, and the Russell 2000 Index. The graph covers the period from December 31, 2010 to December 31, 2015, and assumes that the value for each investment was $100 on December 31, 2010, and that all dividends were reinvested.

WESCO International, Inc. - Cumulative Total Shareholder Return
Cumulative Investment Value
(Index $100)
$200
$150
$100
$50
$0

| | 2010 | 2011 | 2012 | 2013 | 2014 | 2015 |
|---|---|---|---|---|---|---|
| WESCO Intl Inc. | $100.00 | $100.40 | $127.71 | $172.48 | $144.34 | $82.73 |
| Performance Peer Group | $100.00 | $106.33 | $124.50 | $168.05 | $173.23 | $166.21 |
| Russell 2000 | $100.00 | $95.82 | $111.49 | $154.77 | $162.33 | $155.17 |

2015 Performance Peer Group:
Airgas, Inc.	Eaton Corporation Plc	MSC Industrial Direct Co., Inc.
Anixter International, Inc.	Emerson Electric Company	Pool Corporation
Applied Industrial Technologies, Inc.	Fastenal Company	Rockwell Automation, Inc.
Arrow Electronics, Inc.	Genuine Parts Company	Tech Data Corporation
Avnet, Inc.	Houston Wire & Cable Company	Essendant, Inc.[1]
Beacon Roofing Supply, Inc.	Hubbell, Inc.	W.W. Grainger, Inc.
Danaher Corporation	Ingram Micro, Inc.	Watsco, Inc.
1 United Stationers changed their name to Essendant, Inc. in February 2015.

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

Year Ended December 31,	2015	2014	2013	2012	2011
(In millions, except per share data)
Income Statement Data:
Net sales	$7,518.5	$7,889.6	$7,513.3	$6,579.3	$6,125.7
Cost of goods sold (excluding depreciation and amortization)	6,024.8	6,278.6	5,967.9	5,247.8	4,889.2
Selling, general and administrative expenses	1,055.0	1,076.8	996.8	961.0	872.0
Depreciation and amortization	65.0	68.0	67.6	37.6	31.6
Income from operations	373.7	466.2	481.0	332.9	332.9
Interest expense, net	69.8	82.1	85.6	47.8	53.6
Loss on debt extinguishment(1)	—	—	13.2	3.5	—
Other loss(2)	—	—	2.3	—	—
Income before income taxes	303.9	384.1	379.9	281.6	279.3
Provision for income taxes	95.5	108.7	103.4	79.9	83.1
Net income	208.4	275.4	276.5	201.7	196.2
Net loss (income) attributable to noncontrolling interest(3)	2.3	0.5	(0.1)	0.1	0.1
Net income attributable to WESCO International, Inc.	$210.7	$275.9	$276.4	$201.8	$196.3
Earnings per common share attributable to WESCO International, Inc.
Basic	$4.85	$6.21	$6.26	$4.62	$4.54
Diluted	$4.18	$5.18	$5.25	$3.95	$3.96
Weighted-average common shares outstanding
Basic	43.4	44.4	44.1	43.7	43.2
Diluted	50.4	53.3	52.7	51.1	49.6
Other Financial Data:
Capital expenditures	$21.7	$20.5	$27.8	$23.1	$33.3
Net cash provided by operating activities	283.1	251.2	315.1	288.2	167.5
Net cash used in investing activities	(170.2)	(144.2)	(18.2)	(1,311.0)	(81.3)
Net cash (used in) provided by financing activities	(67.8)	(95.5)	(257.5)	1,044.0	(70.9)
Balance Sheet Data:
Total assets	$4,587.4	$4,754.4	$4,648.9	$4,629.6	$3,078.5
Total debt (including current and short-term debt)(4)	1,501.1	1,415.6	1,487.7	1,735.2	649.3
Stockholders’ equity(5)	1,773.9	1,928.2	1,764.8	1,553.7	1,345.9

(1)
Represents the loss recognized in 2013 related to the $500 million prepayment made to the U.S. sub-facility of the term loans due 2019, and the loss recognized in 2012 due to the redemption of the Company's then outstanding 7.50% Senior Subordinated Notes due 2017.

(2)	Represents the loss on the sale of a foreign operation in 2013.

(3)	Represents the portion not owned by the Company of net loss (income) attributable to consolidated entities.

(4)	Includes the discount related to convertible debentures and the Term Loan Facility. See Note 7 of the Notes to Consolidated Financial Statements.

(5)	Stockholders’ equity includes amounts related to convertible debentures. See Note 7 of the Notes to Consolidated Financial Statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto included in Item 8 of this Annual Report on Form 10-K.
Company Overview
In 2015, we streamlined our organization, made improvements to our variable rate debt facilities, accelerated our LEAN initiatives, integrated two accretive acquisitions, generated strong cash flow and closely managed costs. Our financial results primarily reflect continued weakness in commodity-driven end markets and the unfavorable impact of changes in foreign currencies, partially offset by the benefits of cost reduction actions. Sales decreased $371.1 million, or 4.7%, over the prior year. Normalized organic sales decreased 3.3%; foreign exchange rates negatively impacted sales by 3.4% and were partially offset by a positive impact from acquisitions of 2.0%. Cost of goods sold as a percentage of net sales was 80.1% and 79.6% in 2015 and 2014, respectively. Operating income was $373.7 million for 2015, compared to $466.2 million for 2014. Operating income decreased due to lower sales, lower supplier volume rebates and business mix. Net income attributable to WESCO International, Inc. of $210.7 million decreased by 23.6%. Diluted earnings per share attributable to WESCO International, Inc. were $4.18 in 2015, compared with diluted earnings per share of $5.18 in 2014.
Our end markets consist of industrial firms, electrical and data communications contractors, utilities, and commercial organizations, institutions and governmental entities. Our transaction types to these markets can be categorized as stock, direct ship and special order. Stock orders are filled directly from existing inventory and represent approximately 50% of total sales. Approximately 39% of our total sales are direct ship sales. Direct ship sales are typically custom-built products, large orders or products that are too bulky to be easily handled and, as a result, are shipped directly to the customer from the supplier. Special orders are for products that are not ordinarily stocked in inventory and are ordered based on a customer’s specific request. Special orders represent the remaining 11% of total sales.
We have historically financed our working capital requirements, capital expenditures, acquisitions, share repurchases and new branch openings through internally generated cash flow, debt issuances, borrowings under our credit facilities and funding through our Receivables Facility.
Cash Flow
We generated $283.1 million in operating cash flow during 2015. Cash provided by operating activities included net income of $208.4 million and adjustments to net income totaling $121.2 million. Investing activities included aggregate payments of $151.6 million primarily for the acquisitions of Hill Country and Needham Electric, capital expenditures totaling $21.7 million, and proceeds of $3.1 million from the sale of assets. Financing activities during 2015 consisted of borrowings and repayments of $1,276.0 million and $1,209.0 million, respectively, related to our Revolving Credit Facility, borrowings and repayments of $252.6 million and $157.6 million, respectively, related to our Receivables Facility, and repayments of $69.2 million applied to our Term Loan Facility. Financing activities in 2015 also included borrowings and repayments on our various international lines of credit of $102.0 million and $100.3 million, respectively.
Free cash flow for the years ended December 31, 2015 and 2014 was $261.4 million and $230.7 million, respectively.

The following table sets forth the components of free cash flow:

	Twelve Months Ended
	December 31,
Free Cash Flow:	2015	2014
(In millions)
Cash flow provided by operations	$283.1	$251.2
Less: Capital expenditures	(21.7)	(20.5)
Free cash flow	$261.4	$230.7

Note: The table above reconciles cash flow provided by operations to free cash flow. Free cash flow is a non-GAAP financial measure provided by the Company as an additional indicator of liquidity. Capital expenditures are deducted from operating cash flow to determine free cash flow. Free cash flow is available to provide a source of funds for any of the Company's financing needs.

Financing Availability
As of December 31, 2015, we had $438.7 million in total available borrowing capacity under our Revolving Credit Facility, which was comprised of $236.4 million of availability under the U.S. sub-facility and $202.3 million of availability under the Canadian sub-facility. Available borrowing capacity under our Receivables Facility was $10.9 million. These debt facilities were amended and restated on September 24, 2015. As a result of the respective amendments, the Revolving Credit Facility and Receivables Facility mature in September 2020 and September 2018, respectively. For further discussion related to the amendments of these facilities, refer to Note 7 of our Notes to the Consolidated Financial Statements.
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
Allowance for Doubtful Accounts
We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We have a systematic procedure using estimates based on historical data and reasonable assumptions of collectibles at the local branch level and on a consolidated corporate basis to calculate the allowance for doubtful accounts.
Excess and Obsolete Inventory
We write down our inventory to its net realizable value based on internal factors derived from historical analysis of actual losses. We identify items at risk of becoming obsolete, which is defined as supply in excess of 36 months relative to demand or movement. We then analyze the ultimate disposition of previously identified excess inventory items, such as sold, returned to supplier, or scrapped. This item by item analysis allows us to develop an estimate of the likelihood that an item identified as being in excess supply ultimately becomes obsolete. We apply the estimate to inventory items currently in excess of 36 months supply, and reduce our inventory carrying value by the derived amount. We revisit and test our assumptions on a periodic basis. Historically, we have not had material changes to our assumptions and do not anticipate any material changes in the future.
Supplier Volume Rebates
We receive rebates from certain suppliers based on contractual arrangements with them. Since there is a lag between actual purchases and the rebates received from the suppliers, we must estimate and accrue the approximate amount of rebates available at a specific date. We record the amounts as other accounts receivable in the Consolidated Balance Sheets. The corresponding rebate income is recorded as a reduction of cost of goods sold. The appropriate level of such income is derived from the level of actual purchases made by us from suppliers. Supplier volume rebate rates have historically ranged between approximately 0.9% and 1.4% of sales depending on market conditions. In 2015, the rebate rate was 1.0%.
Goodwill and Indefinite-Lived Intangible Assets
Goodwill and indefinite-lived intangible assets are tested for impairment annually during the fourth quarter using information available at the end of September, or more frequently if triggering events occur indicating that their carrying value may not be recoverable. We test for goodwill impairment on a reporting unit level and the evaluation involves comparing the fair value of each reporting unit with its carrying value. The fair values of our reporting units are determined using a combination of a discounted cash flow analysis and market multiples. Assumptions used for these fair value techniques are based on a combination of historical results, current forecasts, market data and recent economic events. We evaluate the recoverability of indefinite-lived intangible assets using a discounted cash flow analysis based on projected financial information. The determination of fair value involves significant management judgment and could be negatively affected by the current weak market conditions, including the challenging macroeconomic indicators in the markets in which we operate and those where our customers are based. We apply our best judgment when assessing the reasonableness of financial projections. At December 31, 2015 and 2014, goodwill and indefinite-lived trademarks totaled $1,773.6 million and $1,840.0 million, respectively.
The estimated fair values of most of our reporting units were at least 25% greater than their respective carrying values. One reporting unit with goodwill of $186.7 million had a fair value that was approximately 5% greater than its carrying value. In performing our quantitative assessment for this reporting unit, we used revenue growth rates of 2.9% to 5.7%, a terminal growth rate of 3% and a discount rate of 9.3%. Management believes that the terminal growth rate is supported by our historical growth rate, near-term projections and long-term expected market growth. The discount rate reflects marketplace participants' cost of capital. Had we used a discount rate that was 25 basis points higher or a terminal growth rate that was 25 basis points lower than those assumed, the fair value of this reporting unit would have continued to exceed its carrying amount.
A possible indicator of goodwill impairment is the relationship of a company’s market capitalization to its book value. As of December 31, 2015, our market capitalization exceeded our book value and there were no impairment losses identified as a result of our annual test. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual goodwill and indefinite-lived intangible impairment test will prove to be an accurate prediction of future results.
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
Income Taxes
We account for income taxes under the asset and liability method, which requires the recognition of deferred income taxes for events that have future tax consequences. Under this method, deferred income taxes are recognized (using enacted tax laws and rates) based on the future income tax effects of differences in the carrying amounts of assets and liabilities for financial reporting and tax purposes. The effect of a tax rate change on deferred tax assets and liabilities is recognized in income in the period of change.
We recognize deferred tax assets at amounts that are expected to be realized. To make such determination, we evaluate all positive and negative evidence, including but not limited to, prior, current and future taxable income, tax planning strategies and future reversals of existing temporary differences. A valuation allowance is recognized if it is “more likely than not” that some or all of a deferred tax asset will not be realized. We regularly assess the realizability of deferred tax assets.
No provision is made for undistributed earnings that are considered to be permanently reinvested to fund growth in foreign markets.
We account for uncertainty in income taxes using a "more-likely-than-not" recognition threshold. Due to the subjectivity inherent in the evaluation of uncertain tax positions, the tax benefit ultimately recognized may materially differ from our estimate. We recognize interest related to uncertain tax benefits as part of interest expense. We recognize penalties related to uncertain tax benefits as part of income tax expense.

Convertible Debentures
We separately account for the liability and equity components of our convertible debentures in a manner that reflects our nonconvertible debt borrowing rate. We estimate our non-convertible debt borrowing rate through a combination of discussions with our financial institutions and review of relevant market data. The convertible debenture discount is amortized to interest expense, using the effective interest method, over the implicit life of the debentures.
     Stock-Based Compensation
Our stock-based employee compensation plans are comprised of stock-settled stock appreciation rights, restricted stock units, and performance-based awards. Compensation cost for all stock-based awards is measured at fair value on the date of grant, and compensation cost is recognized, net of forfeitures, over the service period for awards expected to vest. The fair value of stock-settled appreciation rights and performance-based awards with market conditions is determined using the Black-Scholes and Monte Carlo simulation models, respectively. The fair value of restricted stock units with service conditions and performance-based awards with performance conditions is determined by the grant-date closing price of WESCO's common stock. Expected volatilities are based on historical volatility of our common stock. We estimate the expected life of stock-settled stock appreciation rights using historical data pertaining to option exercises and employee terminations. The risk-free rate is based on the U.S. Treasury yields in effect at the time of grant. The forfeiture assumption is based on our historical employee behavior, which we review on an annual basis. No dividends are assumed for stock-based awards.
Results of Operations
The following table sets forth the percentage relationship to net sales of certain items in our Consolidated Statements of Income and Comprehensive Income (Loss) for the periods presented.

Year Ended December 31,	2015	2014	2013
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	80.1	79.6	79.4
Selling, general and administrative expenses	14.0	13.6	13.3
Depreciation and amortization	0.9	0.9	0.9
Income from operations	5.0	5.9	6.4
Interest expense	0.9	1.0	1.1
Loss on debt extinguishment	—	—	0.2
Income before income taxes	4.1	4.9	5.1
Provision for income taxes	1.3	1.4	1.4
Net income attributable to WESCO International, Inc.	2.8%	3.5%	3.7%
2015 Compared to 2014
Net Sales. Sales in 2015 decreased 4.7% to $7,518.5 million, compared with $7,889.6 million in 2014. Normalized organic sales decreased 3.3%; foreign exchange rates negatively impacted sales by 3.4% and were partially offset by a positive impact from acquisitions of 2.0%. Additionally, management estimates that price had no measurable impact on net sales.
The following table sets forth normalized organic sales growth:

	Twelve Months Ended
	December 31,
Normalized Organic Sales:	2015	2014
Change in net sales	(4.7)%	5.0%
Less: Impact from acquisitions	2.0%	1.4%
Less: Impact from foreign exchange rates	(3.4)%	(1.6)%
Less: Impact from number of workdays	—%	(0.4)%
Normalized organic sales growth	(3.3)%	5.6%
Note: Normalized organic sales growth is a non-GAAP financial measure provided by the Company to provide a better understanding of the Company's sales growth trends. Normalized organic sales growth is calculated by deducting the percentage impact on net sales from acquisitions, foreign exchange rates and number of workdays from the overall percentage change in consolidated net sales.

Cost of Goods Sold. Cost of goods sold decreased 4.0% in 2015 to $6,024.8 million, compared with $6,278.6 million in 2014. Cost of goods sold as a percentage of net sales was 80.1% and 79.6% in 2015 and 2014, respectively.
Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses include costs associated with personnel, shipping and handling, travel, advertising, facilities, utilities and bad debts. SG&A expenses decreased by $21.9 million, or 2.0%, to $1,055.0 million in 2015. The decrease in SG&A expenses is primarily due to cost reduction actions implemented during 2015, foreign exchange rates, lower variable sales and compensation costs and ongoing discretionary spending controls. As a percentage of net sales, SG&A expenses increased to 14.0% in 2015, compared to 13.6% in 2014, reflecting lower sales volume and incremental costs related to recent acquisitions, which were not fully offset by cost control actions and initiatives.
SG&A payroll expenses for 2015 of $735.9 million decreased by $23.0 million compared to 2014. The decrease in SG&A payroll expenses was primarily due to a decrease in commissions, incentives and benefits of $16.6 million and a decrease in temporary labor of $4.7 million. These decreases are due to a 5.0% headcount reduction, exclusive of acquisitions, and a reduction in discretionary spending.
The remaining SG&A expenses for 2015 of $319.1 million increased by $1.2 million compared to 2014.
Depreciation and Amortization. Depreciation and amortization decreased $3.0 million to $65.0 million in 2015, compared with $68.0 million in 2014.
Income from Operations. Income from operations decreased by $92.5 million to $373.7 million in 2015, compared to $466.2 million in 2014. Income from operations as a percentage of net sales was 5.0% and 5.9% in 2015 and 2014, respectively.
Interest Expense. Interest expense totaled $69.8 million in 2015, compared with $82.1 million in 2014, a decrease of 14.9%. Non-cash interest expense, which includes the amortization of debt discount, interest related to uncertain tax positions, the amortization of deferred financing fees and accrued interest was $3.5 million and $8.1 million for 2015 and 2014, respectively. The resolution of transfer pricing matters associated with previously filed tax positions resulted in non-cash interest income of $9.4 million in the fourth quarter of 2015. Cash interest expense decreased primarily as a result of the repayment of the Canadian sub-facility of the term loans due 2019 throughout 2015.
The following table sets forth the components of interest expense:

	Twelve Months Ended
	December 31,
	2015	2014
(In millions)
Amortization of debt discount	$6.1	$4.1
Amortization of deferred financing fees	6.1	4.4
Interest related to uncertain tax positions, net	(8.7)	1.0
Accrued interest	—	(1.4)
Non-cash interest expense	3.5	8.1
Cash interest expense	66.3	74.0
Total interest expense	$69.8	$82.1

Income Taxes. Our effective income tax rate was 31.4% in 2015 compared to 28.3% in 2014. Our effective tax rate is affected by recurring items, such as the relative amounts of income earned in the United States and foreign jurisdictions, primarily Canada, the tax rates in these jurisdictions and changes in foreign currency exchange rates. The resolution of the tax matter described above in the discussion of interest expense, resulted in incremental income tax expense of $11.7 million, which increased the effective tax rate by 2.9 percentage points.
Net Income. Net income decreased by $67.1 million, or 24.3%, to $208.4 million in 2015, compared to $275.4 million in 2014.
Net (Loss) Income Attributable to Noncontrolling Interest. Net loss attributable to noncontrolling interest was $2.3 million in 2015, compared to $0.5 million in 2014. The losses in 2015 and 2014 were primarily due to foreign exchange losses on cash balances.

Net Income Attributable to WESCO International, Inc. Net income and diluted earnings per share attributable to WESCO International, Inc. on a consolidated basis totaled $210.7 million and $4.18 per share, respectively, in 2015, compared with $275.9 million and $5.18 per share, respectively, in 2014.
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

The remaining SG&A expenses for 2014 of $317.9 million increased by $41.3 million compared to 2013 primarily due to the favorable impact of a litigation matter in 2013 and increased occupancy and transportation costs of $5.8 in 2014 related to recent acquisitions and organic sales growth.
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
Interest Expense. Interest expense totaled $82.1 million in 2014, compared with $85.6 million in 2013, a decrease of 4.1%. Non-cash interest expense, which includes the amortization of debt discount, interest related to uncertain tax positions, the amortization of deferred financing fees and accrued interest was $8.1 million and $10.2 million for 2014 and 2013, respectively.
The following table sets forth the components of interest expense:

	Twelve Months Ended
	December 31,
	2014	2013
(In millions)
Amortization of debt discount	$4.1	$4.3
Amortization of deferred financing fees	4.4	4.9
Interest related to uncertain tax positions, net	1.0	0.6
Accrued interest	(1.4)	0.4
Non-cash interest expense	8.1	10.2
Cash interest expense	74.0	75.4
Total interest expense	$82.1	$85.6
Loss on Debt Extinguishment. In 2013, the Company incurred a loss on debt extinguishment of $13.2 million in connection with the repayment of $500 million of the Company's Term Loan Facility. In 2014, no such loss was incurred.
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
Our effective income tax rate was 26.0% in 2014, as adjusted for the favorable impact of a litigation matter.
Net Income. Net income decreased by $1.1 million, or 0.4%, to $275.4 million in 2014, compared to $276.5 million in 2013. Net income in 2014 increased $20.9 million compared to adjusted net income of $254.5 million in 2013.
Net (Loss) Income Attributable to Noncontrolling Interest. Net loss attributable to noncontrolling interest was $0.5 million in 2014 and was primarily due to foreign exchange losses on cash balances. Net income attributable to noncontrolling interest totaled $0.1 million in 2013.
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
Note: Adjusted net income and adjusted net income attributable to WESCO International, Inc. is provided by the Company to allow financial statement users to compare the Company's performance from period to period by adjusting for transactions management views as impacting the comparability of results. Adjusted diluted EPS is calculated by dividing adjusted net income attributable to WESCO International, Inc. by weighted-average common shares outstanding and common share equivalents.

Liquidity and Capital Resources
Total assets were $4.6 billion and $4.8 billion at December 31, 2015 and 2014, respectively. Total liabilities at December 31, 2015 and 2014 were $2.8 billion. Stockholders’ equity decreased by 8.0% to $1.8 billion at December 31, 2015, compared with $1.9 billion at December 31, 2014, primarily as a result of a $225.8 million foreign currency translation loss recorded within accumulated other comprehensive income (loss) and the repurchase of $150.0 million of common stock pursuant to the Company's stock repurchase plan. These decreases to stockholders' equity were partially offset by net income of $210.7 million.
The following table sets forth our outstanding indebtedness:

As of December 31,	2015	2014
(In thousands)
Term Loan Facility, less debt discount of $1,026 and $3,110 in 2015 and 2014, respectively	$173,724	$249,235
5.375% Senior Notes due 2021	500,000	500,000
Accounts Receivable Securitization Facility	525,000	430,000
Revolving Credit Facility	75,000	8,000
International lines of credit	43,314	46,787
6.0% Convertible Senior Debentures due 2029, less debt discount of $163,316 and $167,257 in 2015 and 2014, respectively	181,557	177,638
Capital leases	2,505	3,891
Other notes	—	9
Total debt	1,501,100	1,415,560
Less current and short-term portion	(44,339)	(49,130)
Total long-term debt	$1,456,761	$1,366,430

The required annual principal repayments for all indebtedness for the next five years and thereafter, as of December 31, 2015 is set forth in the following table:

(In thousands)
2016	$44,339
2017	827
2018	525,413
2019	174,951
2020	75,040
Thereafter	844,872
Total payments on debt	$1,665,442
Debt discount on convertible debentures and term loan facility	(164,342)
Total debt	$1,501,100

Our liquidity needs generally arise from fluctuations in our working capital requirements, capital expenditures, acquisitions and debt service obligations. As of December 31, 2015, we had $438.7 million in available borrowing capacity under our Revolving Credit Facility and $10.9 million in available borrowing capacity under our Receivables Facility, which combined with our cash of $96.5 million provided liquidity of $546.1 million. Cash included in our determination of liquidity represents cash in deposit and interest bearing investment accounts. We believe cash provided by operations and financing activities will be adequate to cover our current operational and business needs.
We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions. We also communicate on a regular basis with our lenders regarding our financial and working capital performance, liquidity position and financial leverage. Our financial leverage ratio was 3.8 and 3.0 as of December 31, 2015 and 2014, respectively. In addition, we are in compliance with all covenants and restrictions contained in our debt agreements as of December 31, 2015.

The following table sets forth the Company's financial leverage ratio as of December 31, 2015 and 2014:

Twelve months ended December 31,	2015	2014
(In millions, except ratios)
Income from operations	$373.7	$466.2
Depreciation and amortization	65.0	68.0
EBITDA	$438.7	$534.2

	December 31, 2015	December 31, 2014
Current debt	$44.3	$49.1
Long-term debt	1,456.8	1,366.4
Debt discount related to convertible debentures and Term Loan Facility(1)	164.3	170.4
Total debt including debt discount	$1,665.4	$1,585.9
Less: Cash and cash equivalents	160.3	128.3
Total debt including debt discount, net of cash	$1,505.1	$1,457.6

Financial leverage ratio based on total debt	3.8	3.0
Financial leverage ratio based on total debt, net of cash	3.4	2.7

(1) The convertible debentures and term loan facility are presented in the Consolidated Balance Sheets in long-term debt net of the unamortized discount.
Note: Financial leverage is provided by the Company as an indicator of capital structure position. Financial leverage ratio based on total debt is calculated by dividing total debt, including debt discount, by EBITDA. Financial leverage ratio based on total debt, net of cash, is calculated by dividing total debt, including debt discount, net of cash, by EBITDA. EBITDA is defined as the trailing twelve months earnings before interest, taxes, depreciation and amortization.
At December 31, 2015, we had cash and cash equivalents totaling $160.3 million, of which $127.0 million was held by foreign subsidiaries. The cash held by some of our foreign subsidiaries could be subject to additional U.S. income taxes if repatriated. We believe that we are able to maintain a sufficient level of liquidity for our domestic operations and commitments without repatriation of the cash held by these foreign subsidiaries.
Over the next several quarters, we plan to closely manage working capital, and it is expected that excess cash will be directed primarily at debt reduction, acquisitions and share repurchases. Our near term focus will be maintaining ample liquidity and credit availability. We anticipate capital expenditures in 2016 to be at levels similar to 2015. We believe our balance sheet and ability to generate ample cash flow provides us with a durable business model and should allow us to fund expansion needs and growth initiatives.
We finance our operating and investing needs as follows:
Term Loan Facility
On December 12, 2012, WESCO Distribution, as U.S. borrower, WDCC Enterprises Inc. ("WDCC" and together with WESCO Distribution, the “Borrowers”), as Canadian borrower, and WESCO International entered into a Term Loan Agreement (the “Term Loan Agreement”) among WESCO Distribution, WDCC, the Company, the lenders party thereto and Credit Suisse AG Cayman Islands Branch, as administrative agent and as collateral agent.
The Term Loan Agreement provided a seven-year term loan facility (the “Term Loan Facility”), which consisted of two separate sub-facilities: (i) a Canadian sub-facility in an aggregate principal amount of CAD $150 million, issued at a 2.0% discount and (ii) a U.S. sub-facility in an aggregate principal amount of $700 million, issued at a 1.0% discount. The proceeds of the Term Loan Facility were used to finance the acquisition of EECOL and to pay fees and expenses incurred in connection with the acquisition and certain other transactions. Subject to the terms of the Term Loan Agreement, the Borrowers may request incremental term loans from time to time in an aggregate principal amount not to exceed at any time $300 million, with an equivalent principal amount in U.S. Dollars being calculated for any incremental term loan denominated in Canadian Dollars.

On November 19, 2013, the Borrowers and WESCO International entered into an amendment (the “Term Loan Amendment”) to the Term Loan Agreement. The Term Loan Amendment, among other things, reduced the applicable margin on U.S. term loans by 0.50% and the LIBOR floor applicable to the U.S. sub-facility from 1.00% to 0.75%. The modified pricing terms were effective December 13, 2013.
On November 26, 2013, WESCO Distribution sold $500 million aggregate principal amount of 5.375% Senior Notes due 2021 (the “2021 Notes”), and used the net proceeds plus excess cash to prepay $500 million under the Company's U.S. sub-facility of the Term Loan Facility (see discussion below under “5.375% Senior Notes due 2021” for additional information). The prepayment satisfied all remaining quarterly repayment obligations under the U.S. sub-facility. As a result, the Company recorded a non-cash pre-tax loss on debt extinguishment of $13.2 million in the fourth quarter of 2013. WESCO will amortize the remaining debt discount and financing costs over the life of the instrument. As of December 31, 2015, the amount outstanding under the U.S. sub-facility was $174.8 million. The Canadian sub-facility was fully repaid in 2015 using cash provided by Canadian operations.
Borrowings under the Term Loan Facility bear interest at base rates plus applicable margins. At December 31, 2015, the interest rate on borrowings under the U.S. sub-facility was 3.75%. At December 31, 2014, the interest rate on borrowings under the Canadian and U.S. sub-facilities were 5.3% and 3.75%, respectively. To the extent not previously paid, the outstanding U.S. sub-facility will become due and payable on December 12, 2019, with any unpaid incremental term loans becoming due and payable on the respective maturity dates applicable to those incremental term loans. At any time or from time to time, the Borrowers may prepay borrowings under the Term Loan Facility in whole or in part without premium or penalty. The Borrowers' obligations under the Term Loan Facility are secured by substantially all of the assets of the Borrowers, the Company and certain of the Company's other subsidiaries; provided that, with respect to borrowings under the U.S. sub-facility, the collateral does not include assets of certain foreign subsidiaries or more than 65% of the issued and outstanding equity interests in certain foreign subsidiaries.
The Term Loan Facility contains customary affirmative and negative covenants for credit facilities of this type. The Term Loan Facility also provides for customary events of default.
5.375% Senior Notes due 2021
In November 2013, WESCO Distribution issued $500 million aggregate principal amount of 2021 Notes through a private offering exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). The 2021 Notes were issued at 100% of par and are governed by an indenture (the “Indenture”) entered into on November 26, 2013 with WESCO International and U.S. Bank National Association, as trustee. The 2021 Notes are unsecured senior obligations of WESCO Distribution and are guaranteed on a senior unsecured basis by WESCO International. The 2021 Notes bear interest at a stated rate of 5.375%, payable semi-annually in arrears on June 15 and December 15 of each year. In addition, WESCO recorded deferred financing fees related to the issuance of the 2021 Notes totaling $8.2 million, which are being amortized over the life of the notes. The 2021 Notes mature on December 15, 2021. The net proceeds of the 2021 Notes were used to prepay a portion of the U.S. sub-facility of the term loans due 2019.
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

Accounts Receivable Securitization Facility
On September 24, 2015, WESCO Distribution, Inc. amended and restated its accounts receivable securitization facility (the "Receivables Facility") pursuant to the terms and conditions of a Fourth Amended and Restated Receivables Purchase Agreement (the “Receivables Purchase Agreement”), by and among WESCO Receivables Corp. (“WESCO Receivables”), WESCO Distribution, Inc., the various purchaser groups from time to time party thereto and PNC Bank, National Association, as Administrator. The Receivables Purchase Agreement amended and restated the receivables purchase agreement entered into on April 13, 2009.
The Receivables Purchase Agreement increased the purchase limit from $500 million to $550 million, with the opportunity to exercise an accordion feature which permits increases in the purchase limit of up to $100 million, extended the term of the Receivables Facility to September 24, 2018 and added and amended certain defined terms. The interest rate spread and commitment fee of the Receivables Facility remained 0.95% and 0.45%, respectively.
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
As of December 31, 2015 and 2014, accounts receivable eligible for securitization totaled approximately $684.7 million and $673.6 million, respectively. The Consolidated Balance Sheets as of December 31, 2015 and 2014 include $525.0 million and $430.0 million, respectively, of account receivable balances legally sold to third parties, as well as borrowings for equal amounts. At December 31, 2015 and 2014, the interest rate on borrowings under this facility was approximately 1.4% and 1.0%, respectively.
Revolving Credit Facility
On September 24, 2015, WESCO International, Inc., WESCO Distribution, Inc. and certain other subsidiaries of the Company entered into a $600 million revolving credit facility (the “Revolving Credit Facility”), which contains a letter of credit sub-facility of up to $125 million, pursuant to the terms and conditions of a Second Amended and Restated Credit Agreement (the "Credit Agreement").  The Revolving Credit Facility contains an accordion feature allowing WESCO Distribution, Inc. to request increases to the borrowing commitments, subject to customary conditions. This accordion feature increased from $100 million to $200 million in the aggregate. The Revolving Credit Facility replaced WESCO Distribution Inc.’s prior revolving credit facility entered into on December 12, 2012.
The Revolving Credit Facility matures in September 2020 and consists of two separate sub-facilities: (i) a Canadian sub-facility with a borrowing limit of up to $400 million, which is collateralized by substantially all assets of WESCO Canada and the other Canadian Borrowers, other than, among other things, real property, in each case, subject to customary exceptions and limitations, and (ii) a U.S sub-facility with a borrowing limit of up to $600 million less the amount of outstanding borrowings under the Canadian sub-facility. The U.S. sub-facility is collateralized by substantially all assets of WESCO Distribution, Inc. and its subsidiaries which are party to the Credit Agreement, other than, among other things, real property and accounts receivable sold or intended to be sold pursuant to the Receivables Purchase Agreement. The applicable interest rate for borrowings under the Revolving Credit Facility includes interest rate spreads based on available borrowing capacity that range between 1.25% and 1.75% for LIBOR-based borrowings and 0.25% and 0.75% for prime rate-based borrowings. At December 31, 2015, the interest rate on borrowings under this facility was approximately 1.7%.
The Credit Agreement requires ongoing compliance with certain customary affirmative and negative covenants. The Credit Agreement contains customary events of default.
During 2015, WESCO borrowed $1,276.0 million in the aggregate under the Revolving Credit Facility and prior revolving credit facility and made repayments in the aggregate amount of $1,209.0 million. During 2014, aggregate borrowings and repayments were $1,046.5 million and $1,059.7 million, respectively. WESCO had $438.7 million available under the Revolving Credit facility at December 31, 2015, after giving effect to outstanding letters and international lines of credit, as compared to approximately $497.5 million at December 31, 2014.
International Lines of Credit
Certain foreign subsidiaries of WESCO have entered into uncommitted lines of credit, which serve as overdraft facilities, to support local operations. The maximum borrowing limit varies by facility and ranges between $2.0 million and $19.0 million. The applicable interest rate for borrowings under these lines of credit varies by country and is governed by the applicable loan agreement. The international lines of credit are renewable on an annual basis and certain facilities are fully and unconditionally guaranteed by WESCO Distribution. Accordingly, these lines directly reduce availability under the Revolving Credit Facility.

6.0% Convertible Senior Debentures due 2029
On August 27, 2009, WESCO International completed an exchange offer pursuant to which it issued $345.0 million in aggregate principal amount of 6.0% Convertible Senior Debentures due 2029 (the “2029 Debentures”) in exchange for approximately $299.7 million and $57.7 million in aggregate principal amounts of its previously outstanding 1.75% Convertible Senior Debentures due 2026 and 2.625% Convertible Senior Debentures due 2025, respectively. As a result of the debt exchange, WESCO recorded a gain of $6.0 million, which included the write-off of debt issuance costs. The 2029 Debentures were issued pursuant to an Indenture dated August 27, 2009 (the “2009 Indenture”), with The Bank of New York Mellon, as trustee, and are unconditionally guaranteed on an unsecured senior subordinate basis by WESCO Distribution.
WESCO separately accounts for the liability and equity components of its 2029 Debentures in a manner that reflects its non-convertible debt borrowing rate. WESCO utilized an interest rate of 13.875% to reflect the non-convertible debt borrowing rate of its offering upon issuance, which was determined based on discussions with its financial institutions and a review of relevant market data, and resulted in a $181.2 million discount to the 2029 Debenture balance and a net increase in additional capital of $106.5 million. In addition, the financing costs related to the issuance of the 2029 Debentures were allocated between the debt and equity components. WESCO is amortizing the debt discount and financing costs over the life of the instrument. For the years ended December 31, 2015, 2014 and 2013, non-cash interest expense for the amortization of the debt discount and deferred financing fees was $4.2 million, $3.8 million and $3.2 million, respectively. The amortization of the debt discount and deferred financing fees will approximate $4.8 million in 2016, $5.4 million in 2017, $6.1 million in 2018, $6.9 million in 2019, and $7.9 million in 2020.
While the 2029 Debentures accrue interest at an effective interest rate of 13.875% (as described above), the coupon interest rate of 6.0% per annum is payable in cash semi-annually in arrears on each March 15 and September 15. Beginning with the six-month period commencing September 15, 2016, WESCO International will also pay contingent interest during any six-month period in which the trading price of the 2029 Debentures for each of the five trading days ending on the second trading day immediately preceding the first day of the applicable six-month interest period equals or exceeds 120% of the principal amount of the 2029 Debentures. During any six-month period when contingent interest shall be payable, the contingent interest payable per $1,000 principal amount of 2029 Debentures will equal 0.25% of the average trading price of $1,000 principal amount of the 2029 Debentures during the five trading days ending on the second trading day immediately preceding the first day of the applicable six-month interest period. The contingent interest feature is an embedded derivative that is not considered clearly and closely related to the host contract. Accordingly, the contingent interest component had no significant value at December 31, 2015 or 2014.
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
At any time on or after September 15, 2016, the Company may redeem all or a part of the 2029 Debentures plus accrued and unpaid interest (including contingent interest and additional interest, if any) to, but not including, the redemption date. If WESCO International undergoes certain fundamental changes, as defined in the 2009 Indenture, prior to maturity, holders of the 2029 Debentures will have the right, at their option, to require WESCO International to repurchase for cash some or all of their 2029 Debentures at a repurchase price equal to 100% of the principal amount of the 2029 Debentures being repurchased, plus accrued and unpaid interest (including contingent interest and additional interest, if any) to, but not including, the repurchase date.
The following table sets forth the components of WESCO's outstanding convertible debenture indebtedness:

	December 31, 2015			December 31, 2014
	Principal Balance	Discount	Net Carrying Amount	Principal Balance	Discount	Net Carrying Amount
(In thousands)
2029 Convertible Debentures	344,873	(163,316)	181,557	344,895	(167,257)	177,638

Covenant Compliance
We were in compliance with all relevant covenants contained in our debt agreements as of December 31, 2015.
Cash Flow
An analysis of cash flows for 2015 and 2014 follows:
Operating Activities. Cash provided by operating activities for 2015 totaled $283.1 million, compared with $251.2 million of cash generated in 2014. Cash provided by operating activities included net income of $208.4 million and adjustments to net income totaling $121.2 million. Other sources of cash in 2015 were generated from decreases in other accounts receivable of $57.2 million, trade receivables of $40.1 million and inventory of $2.4 million. Primary uses of cash in 2015 included a $66.8 million decrease in other current and noncurrent liabilities, a $55.9 million decrease in accounts payable, a $15.0 million decrease in accrued payroll and benefit costs, and a $8.5 million increase in prepaid expenses and other noncurrent assets. In 2014, primary sources of cash were net income of $275.4 million and adjustments to net income totaling $83.9 million. Other sources of cash in 2014 were generated from increases in accounts payable of $37.6 million, accrued payroll and benefit cost of $7.6 million, and other current and noncurrent liabilities of $11.2 million. Primary uses of cash in 2014 included a $89.0 million increase in trade receivables, a $36.8 million increase in inventory, a $27.0 million increase in prepaid expenses and other noncurrent assets, and a $11.7 million increase in other accounts receivable.
Investing Activities. Net cash used in investing activities in 2015 was $170.2 million, compared with $144.1 million of net cash used in 2014. Capital expenditures were $21.7 million and $20.5 million in 2015 and 2014, respectively. Proceeds from the sale of assets were $3.1 million and $15.0 million in 2015 and 2014, respectively. During 2015, the Company paid $151.6 million, primarily to acquire Hill Country and Needham. During 2014, the Company paid $133.8 million to acquire LaPrairie, Hazmasters and Hi-Line. Acquisition payments in 2014 also included a post-close payment to EECOL in the amount of $4.8 million.
Financing Activities. Net cash used in financing activities in 2015 was $67.8 million, compared with $95.5 million in 2014. During 2015, financing activities consisted of borrowings and repayments of $1,276.0 million and $1,209.0 million, respectively, related to our Revolving Credit Facility, borrowings and repayments of $252.6 million and $157.6 million, respectively, related to our Receivables Facility, and repayments of $69.2 million related to our Term Loan Facility. Financing activities in 2015 also included borrowings and repayments on our various international lines of credit of $102.0 million and $100.3 million, respectively. Additionally, financing activities in 2015 included the repurchase of $155.8 million of the Company's common stock, $150.0 million of which was pursuant to the repurchase plan announced on December 17, 2014. During 2014, financing activities consisted of borrowings and repayments of $1,046.5 million and $1,059.7 million, respectively, related to our Revolving Credit Facility, borrowings and repayments of $122.1 million and $145.7 million, respectively, related to our Receivables Facility, repayments of $38.8 million related to our Term Loan Facility. Financing activities in 2014 also included borrowings and repayments on our various international lines of credit of $71.3 million and $57.8 million, respectively.
Contractual Cash Obligations and Other Commercial Commitments
The following summarizes our contractual obligations, including interest, at December 31, 2015 and the effect such obligations are expected to have on liquidity and cash flow in future periods.

	2016	2017 to 2018	2019 to 2020	2021 - After	Total
(In millions)
Contractual cash obligations (including interest):
Debt, excluding debt discount	$44.3	$526.2	$250.0	$845.0	$1,665.5
Interest on indebtedness(1)	64.8	122.9	103.5	206.8	498.0
Non-cancelable operating leases	56.6	88.4	52.0	53.2	250.2
Total contractual cash obligations	$165.7	$737.5	$405.5	$1,105.0	$2,413.7

(1)Interest on the variable rate debt was calculated using the rates and balances outstanding at December 31, 2015.
Purchase orders for inventory requirements and service contracts are not included in the table above. Generally, our purchase orders and contracts contain clauses allowing for cancellation. We do not have significant agreements to purchase material or goods that would specify minimum order quantities. Also, we do not consider liabilities for uncertain tax benefits to be contractual obligations requiring disclosure due to the uncertainty surrounding the ultimate settlement and timing of these liabilities. As such, we have not included liabilities for uncertain tax benefits of $6.5 million in the table above.

Inflation
The rate of inflation, as measured by changes in the producer price index, affects different commodities, the cost of products purchased and ultimately the pricing of our different products and product classes to our customers. Our pricing related to inflation did not have a measurable impact on our sales revenue for the year ended December 31, 2015. Historically, price changes from suppliers have been consistent with inflation and have not had a material impact on the results of operations.
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
Item 7A. Quantitative and Qualitative Disclosures about Market Risks.
Foreign Currency Risks
Approximately 25% of our sales in 2015 were made by our foreign subsidiaries located in North America, South America, Europe, Africa, Asia and Australia and are denominated in foreign currencies. We may establish additional foreign subsidiaries in the future. Accordingly, we may derive a larger portion of our sales from international operations, and a portion of these sales may be denominated in foreign currencies. As a result, our future operating results could become subject to fluctuations in the exchange rates of those currencies in relation to the U.S. dollar. Furthermore, to the extent that we engage in international sales denominated in U.S. dollars, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets. We have monitored and will continue to monitor our exposure to currency fluctuations.
Interest Rate Risk
Fixed Rate Borrowings: Approximately 51% of our debt portfolio is comprised of fixed rate debt. At various times, we have refinanced our debt to mitigate the impact of interest rate fluctuations. As the 2021 Notes and 2029 Debentures were issued at fixed rates, interest expense would not be impacted by interest rate fluctuations, although market value would be. The fair value of the 2029 Debentures was $514.2 million, at December 31, 2015. For the 2021 Notes, fair value approximated carrying value.(see Note 7 to the Consolidated Financial Statements).
Floating Rate Borrowings: The Company's variable rate borrowings at December 31, 2015 were comprised of the amounts outstanding under the Term Loan Facility, Receivables Facility, Revolving Credit Facility, and the international lines of credit. The fair value of these debt instruments at December 31, 2015 approximated carrying value, which totaled $818.1 million. We entered into the Term Loan Facility on December 12, 2012 and the proceeds were primarily used to finance the acquisition of EECOL. Borrowings under the U.S. sub-facility of the term loans due 2019 bear interest at 0.75% or, if greater, the applicable LIBOR (London Interbank Offered Rate) or base rates plus applicable margins and therefore are subject to fluctuations in interest rates. We borrow under our Revolving Credit Facility and Receivables Facility for general corporate purposes, including working capital requirements and capital expenditures. Borrowings under our Revolving Credit Facility bear interest at the applicable LIBOR / CDOR (Canadian Dealer Offered Rate) or base rates plus applicable margins, whereas borrowings under the Receivables Facility bear interest at the 30 day LIBOR plus applicable margins. A 100 basis point increase or decrease in interest rates would not have a significant impact on future earnings under our current capital structure.

Item 8. Financial Statements and Supplementary Data.
The information required by this item is set forth in our Consolidated Financial Statements contained in this Annual Report on Form 10-K. Specific financial statements can be found at the pages listed below:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of WESCO International, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and comprehensive (loss) income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of WESCO International, Inc. and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
February 22, 2016

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
	December 31,
	2015	2014
	(In thousands, except share data)
Assets
Current Assets:
Cash and cash equivalents	$160,279	$128,319
Trade accounts receivable, net of allowance for doubtful accounts of $22,587 and $21,084 in 2015 and 2014, respectively	1,075,257	1,117,420
Other accounts receivable	81,242	138,745
Inventories	810,067	819,502
Current deferred income taxes (Note 9)	8,455	35,916
Income taxes receivable	73,814	56,162
Prepaid expenses and other current assets	48,420	54,274
Total current assets	2,257,534	2,350,338
Property, buildings and equipment, net (Note 6)	166,739	182,725
Intangible assets, net (Note 3)	403,649	429,840
Goodwill (Note 3)	1,681,662	1,735,440
Deferred income taxes (Note 9)	18,221	22,414
Other assets	59,620	33,680
Total assets	$4,587,425	$4,754,437
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$715,519	$765,135
Accrued payroll and benefit costs (Note 11)	51,258	67,935
Short-term debt (Note 7)	43,314	46,787
Current portion of long-term debt (Note 7)	1,025	2,343
Bank overdrafts	34,170	36,048
Income taxes payable	29,212	23,136
Other current liabilities	73,303	122,488
Total current liabilities	947,801	1,063,872
Long-term debt, net of discount of $164,342 and $170,367 in 2015 and 2014, respectively (Note 7)	1,456,761	1,366,430
Deferred income taxes (Note 9)	364,838	346,743
Other noncurrent liabilities	44,154	49,227
Total liabilities	$2,813,554	$2,826,272
Commitments and contingencies (Note 13)
Stockholders’ Equity:
Preferred stock, $.01 par value; 20,000,000 shares authorized, no shares issued or outstanding (Note 8)	—	—
Common stock, $.01 par value; 210,000,000 shares authorized, 58,597,380 and 58,400,736 shares issued and 42,173,790 and 44,489,989 shares outstanding in 2015 and 2014, respectively (Note 8)	586	584
Class B nonvoting convertible common stock, $.01 par value; 20,000,000 shares authorized, 4,339,431 issued and no shares outstanding in 2015 and 2014, respectively	43	43
Additional capital	1,117,421	1,102,369
Retained earnings	1,854,456	1,643,914
Treasury stock, at cost; 20,763,021 and 18,250,178 shares in 2015 and 2014, respectively	(772,679)	(616,366)
Accumulated other comprehensive income	(423,155)	(201,892)
Total WESCO International stockholders' equity	1,776,672	1,928,652
Noncontrolling interest	(2,801)	(487)
Total stockholders’ equity	1,773,871	1,928,165
Total liabilities and stockholders’ equity	$4,587,425	$4,754,437
The accompanying notes are an integral part of the consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2015	2014	2013
	(In thousands, except per share data)
Net sales	$7,518,487	$7,889,626	$7,513,342
Cost of goods sold (excluding depreciation and amortization below)	6,024,826	6,278,584	5,967,892
Selling, general and administrative expenses	1,054,951	1,076,808	996,810
Depreciation and amortization	64,968	68,017	67,642
Income from operations	373,742	466,217	480,998
Interest expense, net	69,832	82,064	85,607
Loss on debt extinguishment (Note 7)	—	—	13,225
Loss on sale of business	—	—	2,315
Income before income taxes	303,910	384,153	379,851
Provision for income taxes (Note 9)	95,537	108,716	103,333
Net income	208,373	275,437	276,518
Less: Net (loss) income attributable to noncontrolling interest	(2,314)	(469)	88
Net income attributable to WESCO International, Inc.	$210,687	$275,906	$276,430
Other comprehensive (loss) income:
Foreign currency translation adjustment	(225,795)	(120,293)	(83,172)
Post retirement benefit plan adjustment (Note 11)	4,532	(5,056)	7,673
Comprehensive (loss) income attributable to WESCO International, Inc.	$(10,576)	$150,557	$200,931

Earnings per share attributable to WESCO International, Inc. (Note 10)
Basic	$4.85	$6.21	$6.26
Diluted	$4.18	$5.18	$5.25
The accompanying notes are an integral part of the consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
										Accumulated Other
			Class B			Retained				Comprehensive
	Common Stock		Common Stock		Additional	Earnings	Treasury Stock		Noncontrolling	Income
(In thousands)	Amount	Shares	Amount	Shares	Capital	(Deficit)	Amount	Shares	Interest	(Loss)
Balance, December 31, 2012	$579	57,824,548	$43	4,339,431	$1,065,550	$1,092,719	$(604,050)	(18,102,528)	$(106)	$(1,044)
Exercise of stock-based awards, including tax benefit of $2,022	3	304,441			2,052		(6,380)	(76,747)
Stock-based compensation expense					15,917
Conversion of 2029 debentures	(1)	425			(2)
Tax withholding related to vesting of restricted stock units and retirement of common stock	—	(22,110)			(745)	(763)
Noncontrolling interest									88
Net income						276,430
Translation adjustment										(83,172)
Benefit plan adjustments, net of tax effect of $2,244										7,673
Balance, December 31, 2013	$581	58,107,304	$43	4,339,431	$1,082,772	$1,368,386	$(610,430)	(18,179,275)	$(18)	$(76,543)
Exercise of stock-based awards, including tax benefit of $4,899	3	308,399			5,741		(5,936)	(70,903)
Stock-based compensation expense					14,766
Conversion of 2029 debentures	—	134			(1)
Tax withholding related to vesting of restricted stock units and retirement of common stock	—	(15,101)			(909)	(378)
Noncontrolling interest									(469)
Net income						275,906
Translation adjustment										(120,293)
Benefit plan adjustments, net of tax effect of $2,447										(5,056)
Balance, December 31, 2014	$584	58,400,736	$43	4,339,431	$1,102,369	$1,643,914	$(616,366)	(18,250,178)	$(487)	$(201,892)
Exercise of stock-based awards, including tax benefit of $1,403	2	230,206			1,344		(3,300)	(44,267)
Stock-based compensation expense					12,899
Conversion of 2029 debentures	—	427			(2)
Repurchase of common stock					3,013		(153,013)	(2,468,576)
Tax withholding related to vesting of restricted stock units and retirement of common stock	—	(33,989)			(2,202)	(145)
Noncontrolling interest									(2,314)
Net income						210,687
Translation adjustment										(225,795)
Benefit plan adjustments, net of tax effect of $1,661										4,532
Balance, December 31, 2015	$586	58,597,380	$43	4,339,431	$1,117,421	$1,854,456	$(772,679)	(20,763,021)	$(2,801)	$(423,155)
The accompanying notes are an integral part of the consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Operating Activities:
Net income	$208,373	$275,437	$276,518
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	64,968	68,017	67,642
Stock-based compensation expense	12,899	14,766	15,917
Amortization of debt issuance costs	6,120	4,426	4,880
Amortization of debt discount	6,075	4,136	4,308
Loss on debt extinguishment	—	—	13,229
Gain on sale of property, buildings and equipment	(45)	(7,733)	(4,174)
(Gain) loss on sale of businesses	(1,319)	—	2,315
Excess tax benefit from stock-based compensation	(1,569)	(5,705)	(3,631)
Interest related to uncertain tax positions, net	(8,739)	964	599
Deferred income taxes	42,850	4,979	20,634
Changes in assets and liabilities:
Trade receivables, net	40,102	(89,029)	(30,464)
Other accounts receivable	57,242	(11,659)	(42,983)
Inventories, net	2,410	(36,847)	(9,339)
Prepaid expenses and other assets	(8,517)	(27,020)	(19,196)
Accounts payable	(55,914)	37,587	37,789
Accrued payroll and benefit costs	(15,015)	7,619	(19,163)
Other current and noncurrent liabilities	(66,872)	11,218	260
Net cash provided by operating activities	283,049	251,156	315,141
Investing Activities:
Capital expenditures	(21,658)	(20,548)	(27,825)
Acquisition payments, net of cash acquired	(151,595)	(138,630)	—
Proceeds from sale of assets	3,023	14,991	10,807
Other investing activities	—	—	(1,205)
Net cash used in investing activities	(170,230)	(144,187)	(18,223)
Financing Activities:
Proceeds from issuance of short-term debt	102,033	71,308	72,895
Repayments of short-term debt	(101,353)	(57,827)	(58,288)
Proceeds from issuance of long-term debt	1,528,578	1,168,580	1,429,956
Repayments of long-term debt	(1,435,820)	(1,244,173)	(1,682,189)
Repayment of deferred acquisition payable	—	(29,395)	—
Debt issuance costs	(3,359)	(472)	(12,222)
Proceeds from the exercise of stock options	—	838	30
Excess tax benefit from stock-based compensation	1,569	5,705	3,631
Repurchase of common stock (Note 10)	(155,805)	(7,222)	(7,890)
Decrease in bank overdrafts	(2,013)	(1,258)	(1,954)
Payments on capital lease obligations	(1,645)	(1,574)	(1,488)
Net cash used in financing activities	(67,815)	(95,490)	(257,519)
Effect of exchange rate changes on cash and cash equivalents	(13,044)	(6,885)	(1,773)
Net change in cash and cash equivalents	31,960	4,594	37,626
Cash and cash equivalents at the beginning of period	128,319	123,725	86,099
Cash and cash equivalents at the end of period	$160,279	$128,319	$123,725
Supplemental disclosures:
Cash paid for interest	$66,342	$74,016	$75,462
Cash paid for taxes	74,213	107,147	90,678
Non-cash investing and financing activities:
Property, buildings and equipment acquired through capital leases	288	1,091	1,970
The accompanying notes are an integral part of the consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION
WESCO International, Inc. ("WESCO International") and its subsidiaries (collectively, “WESCO”), headquartered in Pittsburgh, Pennsylvania, is a full-line distributor of electrical, industrial and communications maintenance, repair and operating (“MRO”) and original equipment manufacturers (“OEM”) products, construction materials, and advanced supply chain management and logistics services used primarily in the industrial, construction, utility and commercial, institutional and government markets. We serve over 80,000 active customers globally through approximately 500 full service branches primarily located in North America, with operations in 14 additional countries, and nine distribution centers located in the United States and Canada.
2. ACCOUNTING POLICIES
Basis of Consolidation
The consolidated financial statements include the accounts of WESCO International, Inc. and all of its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
Revision
The Consolidated Statements of Stockholders' Equity for the years ended December 31, 2014 and 2013 include certain reclassifications to previously reported amounts to conform to the current period presentation. Specifically, treasury stock and related shares that were previously reported as tax withholding related to vesting of restricted units and retirement of common stock are presented herein as a component of the exercise of stock-based awards. Additionally, the Consolidated Balance Sheet at December 31, 2014, as presented herein, separately reports income taxes payable. Previously, the amount of income taxes payable was reported as a component of other current liabilities.
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
In certain customer arrangements, WESCO provides services such as inventory management. WESCO may perform some or all of the following services for customers: determine inventory stocking levels; establish inventory reorder points; launch purchase orders; receive material; pack away material; and pick material for order fulfillment. WESCO recognizes revenue for services rendered during the period based upon a previously negotiated fee arrangement. WESCO also sells inventory to these customers and recognizes revenue at the time title and risk of loss transfers to the customer. The amount of revenue attributed to these services totaled $35.1 million, $31.0 million, and $24.2 million in 2015, 2014 and 2013, respectively.
Selling, General and Administrative Expenses
WESCO includes warehousing, purchasing, branch operations, information services, and marketing and selling expenses in this category, as well as other types of general and administrative costs.
Supplier Volume Rebates
WESCO receives volume rebates from certain suppliers based on contractual arrangements with such suppliers. Volume rebates are included within other accounts receivable in the Consolidated Balance Sheets, and represent the estimated amounts due to WESCO under the rebate provisions of the various supplier contracts. The corresponding rebate income is recorded as a reduction of cost of goods sold. The appropriate level of such income is derived from the level of actual purchases made by WESCO from suppliers. Receivables under the supplier rebate program were $62.6 million at December 31, 2015 and $82.6 million at December 31, 2014. Supplier volume rebate rates have historically ranged between approximately 0.9% and 1.4% of sales depending on market conditions. In 2015, the rebate rate was 1.0%.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Shipping and Handling Costs and Fees
WESCO records the costs and fees associated with transporting its products to customers as a component of selling, general and administrative expenses. These costs totaled $59.4 million, $63.6 million and $63.8 million in 2015, 2014 and 2013, respectively.
Cash Equivalents
Cash equivalents are defined as highly liquid investments with original maturities of 90 days or less when purchased.
Asset Securitization
WESCO maintains control of the receivables transferred pursuant to its accounts receivable securitization program (the “Receivables Facility”); therefore, the transfers do not qualify for “sale” treatment. As a result, the transferred receivables remain on the balance sheet, and WESCO recognizes the related secured borrowing. The expenses associated with the Receivables Facility are reported as interest expense in the Consolidated Statements of Income and Comprehensive Income (Loss).
Allowance for Doubtful Accounts
WESCO maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. WESCO has a systematic procedure using estimates based on historical data and reasonable assumptions of collectability made at the local branch level and on a consolidated corporate basis to calculate the allowance for doubtful accounts. If the financial condition of WESCO’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The allowance for doubtful accounts was $22.6 million at December 31, 2015 and $21.1 million at December 31, 2014. The total amount recorded as selling, general and administrative expense related to bad debts was $6.1 million, $5.9 million and $2.9 million for 2015, 2014 and 2013, respectively.
Inventories
Inventories primarily consist of merchandise purchased for resale and are stated at the lower of cost or market. Cost is determined principally under the average cost method. WESCO makes provisions for obsolete or slow-moving inventories as necessary to reflect reduction in inventory value. WESCO writes down its inventory to its net realizable value based on internal factors derived from historical analysis of actual losses. Retrospectively, WESCO identifies items at risk of becoming obsolete, which are defined as excess of 36 months supply relative to demand or movement. WESCO then analyzes the ultimate disposition of previously identified excess inventory items when they are sold, returned to supplier, or scrapped. This item by item analysis allows WESCO to develop an estimate of the historical likelihood that an item identified as being in excess supply ultimately becomes obsolete. WESCO applies the estimate to inventory items currently in excess of 36 months supply, and reduces its inventory carrying value by the derived amount. Reserves for excess and obsolete inventories were $24.7 million and $19.9 million at December 31, 2015 and 2014, respectively. The total expense related to excess and obsolete inventories, included in cost of goods sold, was $8.6 million, $6.2 million and $7.5 million for 2015, 2014 and 2013, respectively. WESCO absorbs into the cost of inventory certain overhead expenses related to inventory such as purchasing, receiving and storage and at December 31, 2015 and 2014, $65.0 million and $62.5 million, respectively, of these costs were included in ending inventory.
Other Assets
WESCO amortizes deferred financing fees over the term of the various debt instruments. Deferred financing fees in the amount of $3.4 million were incurred during the year ending December 31, 2015. As of December 31, 2015 and 2014, the amount of other assets related to unamortized deferred financing fees was $17.7 million and $20.7 million, respectively.
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

depreciation are removed from the accounts and any related gains or losses are recorded and reported as selling, general and administrative expenses.
WESCO assesses its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of any such assets may not be fully recoverable. Changes in circumstances include technological advances, changes in our business model, capital structure, economic conditions or operating performance. Our evaluation is based upon, among other things, utilization, serviceability and our assumptions about the estimated future undiscounted cash flows these assets are expected to generate. When the sum of the undiscounted cash flows is less than the carrying value of the asset or asset group, we will recognize an impairment loss to the extent that carrying value exceeds fair value. We apply our best judgment when performing these evaluations.
Upon closure of any branch, asset usefulness and remaining life are evaluated and charges are taken as appropriate. Of WESCO’s $166.7 million net book value of property, plant and equipment as of December 31, 2015, $100.8 million consists of land, buildings and leasehold improvements and are geographically dispersed among WESCO’s 500 branches and nine distribution centers, mitigating the risk of impairment. Approximately $30.9 million of assets consist of computer equipment and capitalized software and are evaluated for use and serviceability relative to carrying value. The remaining fixed assets, mainly furniture and fixtures, warehousing equipment and transportation equipment, are similarly evaluated for serviceability and use.
Goodwill and Indefinite-Lived Intangible Assets
Goodwill and indefinite-lived intangible assets are tested for impairment annually during the fourth quarter using information available at the end of September, or more frequently if triggering events occur indicating that their carrying value may not be recoverable. WESCO tests for goodwill impairment on a reporting unit level and the evaluation involves comparing the fair value of each reporting unit with its carrying value. The fair values of the reporting units are determined using a combination of a discounted cash flow analysis and market multiples. Assumptions used for these fair value techniques are based on a combination of historical results, current forecasts, market data and recent economic events. WESCO evaluates the recoverability of indefinite-lived intangible assets using a discounted cash flow analysis based on projected financial information. The determination of fair value involves significant management judgment and could be negatively affected by the current weak market conditions, including the challenging macroeconomic indicators in the markets in which WESCO operates and those where its customers are based. Management applies its best judgment when assessing the reasonableness of financial projections. At December 31, 2015 and 2014, goodwill and indefinite-lived trademarks totaled $1,773.6 million and $1,840.0 million, respectively.
The estimated fair values of most of WESCO's reporting units were at least 25% greater than their respective carrying values. One reporting unit with goodwill of $186.7 million had a fair value that was approximately 5% greater than its carrying value. In performing the quantitative assessment for this reporting unit, managment used revenue growth rates of 2.9% to 5.7%, a terminal growth rate of 3% and a discount rate of 9.3%. Management believes that the terminal growth rate is supported by WESCO's historical growth rate, near-term projections and long-term expected market growth. The discount rate reflects marketplace participants' cost of capital. Had managment used a discount rate that was 25 basis points higher or a terminal growth rate that was 25 basis points lower than those assumed, the fair value of this reporting unit would have continued to exceed its carrying amount.
A possible indicator of goodwill impairment is the relationship of a company’s market capitalization to its book value. As of December 31, 2015, WESCO's market capitalization exceeded its book value and there were no impairment losses identified as a result of our annual test. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual goodwill and indefinite-lived intangible impairment test will prove to be an accurate prediction of future results.
Definite Lived Intangible Assets
Intangible assets are amortized over 2 to 20 years. A portion of intangible assets related to certain customer relationships are amortized using an accelerated method whereas all other intangible assets subject to amortization use a straight-line method that reflects the pattern in which the economic benefits of the respective assets are consumed or otherwise used. Intangible assets are tested for impairment if events or circumstances occur indicating that the respective asset might be impaired.
Insurance Programs
WESCO uses commercial insurance for auto, workers’ compensation, casualty and health claims as a risk-reduction strategy to minimize catastrophic losses. The Company’s strategy involves large deductible policies where WESCO must pay all costs up to the deductible amount. WESCO estimates the reserve based on historical incident rates and costs. The assumptions

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

included in developing this accrual include the period of time from incurrence of a claim until the claim is paid by the insurance provider. The total liability related to the insurance programs was $9.8 million and $12.1 million at December 31, 2015 and 2014, respectively.
Income Taxes
WESCO accounts for income taxes under the asset and liability method, which requires the recognition of deferred income taxes for events that have future tax consequences. Under this method, deferred income taxes are recognized (using enacted tax laws and rates) based on the future income tax effects of differences in the carrying amounts of assets and liabilities for financial reporting and tax purposes. The effect of a tax rate change on deferred tax assets and liabilities is recognized in income in the period of change.
WESCO recognizes deferred tax assets at amounts that are expected to be realized. To make such determination, management evaluates all positive and negative evidence, including but not limited to, prior, current and future taxable income, tax planning strategies and future reversals of existing temporary differences. A valuation allowance is recognized if it is “more likely than not” that some or all of a deferred tax asset will not be realized. WESCO regularly assesses the realizability of deferred tax assets.
No provision is made for undistributed earnings that are considered to be permanently reinvested to fund growth in foreign markets.
We account for uncertainty in income taxes using a "more-likely-than-not" recognition threshold. Due to the subjectivity inherent in the evaluation of uncertain tax positions, the tax benefit ultimately recognized may materially differ from our estimate. We recognize interest related to uncertain tax benefits as part of interest expense. We recognize penalties related to uncertain tax benefits as part of income tax expense.
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
Foreign Currency
The local currency is the functional currency for the majority of WESCO’s operations outside the United States. Assets and liabilities of these operations are translated to U.S. dollars at the exchange rate in effect at the end of each period. Income statement accounts are translated at an exchange rate that approximates the average for the period. Translation adjustments arising from the use of differing exchange rates from period to period are included as a component of other comprehensive income (loss) within stockholders’ equity. Gains and losses from foreign currency transactions are included in net income for the period.
Defined Benefit Pension Plan
In connection with the December 14, 2012 acquisition of EECOL, the Company assumed a contributory defined benefit plan covering substantially all Canadian employees of EECOL. The plan provides retirement benefits based on earnings and credited service, and participants contribute 2% of their earnings to the plan.
The Company also assumed EECOL's Supplemental Executive Retirement Plan (SERP), which provides additional pension benefits to certain executives based on earnings, credited service, and executive service. Participants in the SERP contribute 4% of their earnings to the SERP.
Liabilities and expenses for pension benefits are determined using actuarial methodologies and incorporate significant assumptions, including the interest rate used to discount the future estimated cash flows, the expected long-term rate of return on plan assets, and several assumptions relating to the employee workforce (salary increases, retirement age, and mortality).
The interest rate used to discount future estimated cash flows is determined using a high quality corporate bonds yield curve model developed with the assistance of an external actuary. The cash flows of the plans' projected benefit obligations are discounted using a single equivalent rate derived from yields on high quality corporate bonds. The yield curve model parallels the plans' projected cash flows. The discount rate used to determine benefit obligations for the Canadian pension was 4.2% in 2015. An increase in the discount rate of one quarter percent would decrease the projected benefit obligation by $4.3 million, and a decrease in the discount rate of one quarter percent would increase the projected benefit obligation by $4.8 million. The

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

impact of a change in the discount rate of one quarter percent would be either a charge or credit of $0.3 million to earnings in the following year.
The expected long-term rate of return on plan assets is applied to the fair market-related value of plan assets.
Stock-Based Compensation
WESCO's stock-based employee compensation plans are comprised of stock-settled stock appreciation rights, restricted stock units, and performance-based awards. Compensation cost for all stock-based awards is measured at fair value on the date of grant, and compensation cost is recognized, net of forfeitures, over the service period for awards expected to vest. The fair value of stock-settled appreciation rights and performance-based awards with market conditions is determined using the Black-Scholes and Monte Carlo simulation models, respectively. The fair value of restricted stock units with service conditions and performance-based awards with performance conditions is determined by the grant-date closing price of WESCO's common stock. Expected volatilities are based on historical volatility of our common stock. WESCO estimates the expected life of stock-settled stock appreciation rights using historical data pertaining to option exercises and employee terminations. The risk-free rate is based on the U.S. Treasury yields in effect at the time of grant. The forfeiture assumption is based on our historical employee behavior, which we review on an annual basis. No dividends are assumed for stock-based awards.
Treasury Stock
Common stock purchased for treasury is recorded at cost. At the date of subsequent reissue, the treasury stock account is reduced by the cost of such stock, with cost determined on a weighted-average basis.
Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities, and outstanding indebtedness. The estimated fair value of the Company’s outstanding indebtedness described in Note 7 at December 31, 2015 and 2014 was $1,821.2 million and $2,177.6 million, respectively. At December 31, 2015 and 2014, the fair value of WESCO’s 2029 Debentures was $514.2 million and $936.1 million, respectively. The reported carrying amounts of WESCO’s other debt instruments approximate their fair values. The Company uses a market approach to fair value all of its debt instruments, utilizing quoted prices in active markets, interest rates and other relevant information generated by market transactions involving similar instruments. For all of the Company's remaining financial instruments, carrying values are considered to approximate fair value due to their short maturities.
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
Recently Adopted Accounting Pronouncements
None.
Recently Issued Accounting Pronouncements
In May 2015, the Financial Accounting Standards Board (FASB) issued updated guidance to remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value (NAV) per share practical expedient. The practical expedient criteria differ from the criteria used to categorize other fair value measurements within the hierarchy. Currently, investments valued using the practical expedient are categorized within the fair value hierarchy on the basis of whether the investment is redeemable with the investee at NAV on the measurement date, never redeemable with the investee at NAV, or redeemable with the investee at NAV at a future date. Under this updated guidance, investments for which fair value is measured at NAV per share (or its equivalent) using the practical expedient should not be categorized in the fair value hierarchy. A reporting entity should continue to disclose information on investments for which fair value is measured at net asset value (or its equivalent) as a practical expedient to help users understand the nature and risks of the investments and whether the investments, if sold, are probable of being sold at amounts different from net asset value. The guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, and should be applied retrospectively. The retrospective approach requires that an investment for which fair value is measured using the net asset value per share practical expedient be removed from the fair value hierarchy in all periods presented in an entity’s financial statements. Earlier application is permitted. Management has not yet evaluated the future impact of this guidance on WESCO's consolidated financial statements and notes thereto.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

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
In September 2015, the FASB issued ASU 2015-16, Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments. The amendments in this ASU require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined; calculated as if the accounting had been completed at the acquisition date. For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments in this ASU should be applied prospectively with earlier application permitted for financial statements that have not been issued. The adoption of this guidance will not have a material impact on WESCO's financial position, results of operations or cash flows.
In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. This ASU is part of the FASB's simplification initiative directed at reducing complexity in accounting standards. To simplify presentation, the new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. The guidance does not change the existing requirement that only permits offsetting within a jurisdiction. For public business entities, the amendments are effective in fiscal years beginning after December 15, 2016, including interim periods within those years. Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period. The guidance may be applied either prospectively, for all deferred tax assets and liabilities, or retrospectively (i.e., reclassifying the comparative balance sheet). Management is currently evaluating the impact of this accounting standard on the Company's consolidated financial statements and notes thereto, and expects to adopt this guidance in the fiscal year ending December 31, 2016.
Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to WESCO’s financial position, results of operations or cash flows.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

3. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table sets forth the changes in the carrying amount of goodwill:

	Year Ended December 31,
	2015	2014
	(In thousands)
Beginning balance January 1	$1,735,440	$1,734,391
Foreign currency exchange rate changes	(113,719)	(61,347)
Additions to goodwill for acquisitions	59,941	62,396
Ending balance December 31	$1,681,662	$1,735,440
WESCO has never recorded an impairment loss related to goodwill.
Intangible Assets
The components of intangible assets are as follows:

	December 31, 2015				December 31, 2014
	Life	Gross Carrying Amount (1)	Accumulated Amortization (1)	Net Carrying Amount	Gross Carrying Amount (1)	Accumulated Amortization (1)	Net Carrying Amount
	(In thousands)
Intangible assets:
Trademarks	Indefinite	$91,945	$—	$91,945	$104,532	$—	$104,532
Trademarks	4-15	22,793	(1,581)	21,212	5,085	(594)	4,491
Non-compete agreements	2-7	429	(201)	228	295	(95)	200
Customer relationships	2-20	339,820	(95,634)	244,186	342,224	(76,267)	265,957
Distribution agreements	10-19	38,726	(16,595)	22,131	40,222	(14,340)	25,882
Patents	10	48,310	(24,363)	23,947	48,310	(19,532)	28,778
		$542,023	$(138,374)	$403,649	$540,668	$(110,828)	$429,840

(1)	Excludes the original cost and accumulated amortization of fully-amortized intangible assets.
Amortization expense related to intangible assets totaled $36.9 million, $39.0 million and $38.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.
The following table sets forth the estimated amortization expense for intangibles for the next five years:

Estimated
Amortization
Expense
For the year ended December 31,	(In thousands)
2016	$36,795
2017	35,970
2018	34,539
2019	33,341
2020	30,291
WESCO has never recorded an impairment loss related to intangible assets.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

4. CONCENTRATIONS OF CREDIT RISK AND SIGNIFICANT SUPPLIERS
WESCO distributes its products and services and extends credit to a large number of customers in the industrial, construction, utility, commercial, institutional, and governmental markets. Therefore, WESCO could potentially incur risk due to supplier concentration. Our largest supplier is Eaton Corporation, accounting for approximately 11% of our purchases in 2015 and 12% in 2014 and 2013, respectively. Based upon WESCO’s broad customer base, the Company has concluded that it has no material credit risk as a result of customer concentration.
5. ACQUISITIONS
The following table sets forth the consideration paid for acquisitions:

Year Ended December 31,	2015	2014	2013
(In thousands)
Details of acquisitions:
Fair value of assets acquired	$192,099	$153,597	$—
Fair value of liabilities assumed	(39,836)	(19,772)	—
Cash paid for acquisitions	$152,263	$133,825	$—
Supplemental cash flow disclosure related to acquisitions:
Cash paid for acquisitions	$152,263	$133,825	$—
Less: cash acquired	(668)	—	—
Cash paid for acquisitions, net of cash acquired	$151,595	$133,825	$—
The fair values of assets acquired and liabilities assumed during the year ended December 31, 2015, which are primarily for the acquisitions of Hill Country Electric Supply, LP ("Hill Country") and Needham Electric Supply Corporation ("Needham"), are based upon preliminary calculations and valuations. WESCO's estimates and assumptions for its preliminary purchase price allocations are subject to change as it obtains additional information for its estimates during the respective measurement periods (up to one year from the respective acquisition dates).
Acquisition of Needham Electric Supply Corporation
On October 30, 2015, WESCO Distribution, Inc. completed the acquisition of Needham, an electrical distributor focused on the commercial construction and lighting national account markets from 24 locations in Massachusetts, New Hampshire and Vermont with approximately $115 million in annual sales. WESCO funded the purchase price paid at closing with cash and borrowings under its Revolving Credit Facility. The purchase price was allocated to the respective assets and liabilities based upon their estimated fair values as of the acquisition date. The preliminary fair value of intangibles was estimated by management and the allocation resulted in intangible assets of $31.0 million and goodwill of $35.7 million. The intangible assets include customer relationships of $24.5 million amortized over 12 and 14 years, and trademarks of $6.5 million amortized over 13 years. No residual value is estimated for the intangible assets being amortized. Management believes that the majority of goodwill is deductible for tax purposes.
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
Acquisitions of LaPrairie, Inc., Hazmasters, Inc. and Hi-Line Utility Supply
On February 1, 2014, WESCO Distribution, Inc., through its wholly-owned Canadian subsidiary, completed the acquisition of LaPrairie, Inc. ("LaPrairie"), a wholesale distributor of electrical products with approximately $30 million in annual sales servicing the transmission, distribution, and substation needs of utilities and utility contractors from a single location in Newmarket, Ontario. WESCO funded the purchase price paid at closing with cash. The purchase price was allocated to the

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

respective assets and liabilities based upon their estimated fair values as of the acquisition date. The fair value of intangibles was determined by management and the allocation resulted in intangible assets of $11.0 million and goodwill of $8.9 million. The majority of goodwill is deductible for tax purposes.
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
For the acquisitions of LaPrairie, Hazmasters, and Hi-Line that were made in 2014, the intangible assets include customer relationships of $38.9 million amortized over 2 to 12 years, supplier relationships of $3.2 million amortized over 10 years, trademarks of $10.9 million, and other intangibles of $0.3 million. Certain trademarks have been assigned an indefinite life while others are amortized over 5 years and 10 years. No residual value is estimated for the intangible assets being amortized.
6. PROPERTY, BUILDINGS AND EQUIPMENT
The following table sets forth the components of property, buildings and equipment:

	As of December 31,
	2015	2014
	(In thousands)
Buildings and leasehold improvements	$118,520	$126,465
Furniture, fixtures and equipment	176,247	176,302
Software costs	86,259	77,288
	381,026	380,055
Accumulated depreciation and amortization	(243,005)	(229,196)
	138,021	150,859
Land	26,121	30,818
Construction in progress	2,597	1,048
	$166,739	$182,725

Depreciation expense was $17.8 million, $18.5 million and $18.2 million, and capitalized software amortization was $10.3 million, $10.5 million and $10.8 million, in 2015, 2014 and 2013, respectively. The unamortized software cost was $24.5 million and $24.1 million as of December 31, 2015 and 2014, respectively. Furniture, fixtures and equipment include capitalized leases of $12.5 million and $13.2 million and related accumulated amortization of $8.3 million and $7.3 million as of December 31, 2015 and 2014, respectively.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

7. DEBT
The following table sets forth WESCO’s outstanding indebtedness:

	As of December 31,
	2015	2014
	(In thousands)
Term Loan Facility, less debt discount of $1,026 and $3,110 in 2015 and 2014, respectively	$173,724	$249,235
5.375% Senior Notes due 2021	500,000	500,000
Accounts Receivable Securitization Facility	525,000	430,000
Revolving Credit Facility	75,000	8,000
International lines of credit	43,314	46,787
6.0% Convertible Senior Debentures due 2029, less debt discount of $163,316 and $167,257 in 2015 and 2014, respectively	181,557	177,638
Capital leases	2,505	3,891
Other notes	—	9
Total debt	1,501,100	1,415,560
Less current and short-term portion	(44,339)	(49,130)
Total long-term debt	$1,456,761	$1,366,430
Term Loan Facility
On December 12, 2012, WESCO Distribution, as U.S. borrower, WDCC Enterprises Inc. ("WDCC" and together with WESCO Distribution, the “Borrowers”), as Canadian borrower, and WESCO International entered into a Term Loan Agreement (the “Term Loan Agreement”) among WESCO Distribution, WDCC, the Company, the lenders party thereto and Credit Suisse AG Cayman Islands Branch, as administrative agent and as collateral agent.
The Term Loan Agreement provided a seven-year term loan facility (the “Term Loan Facility”), which consisted of two separate sub-facilities: (i) a Canadian sub-facility in an aggregate principal amount of CAD $150 million, issued at a 2.0% discount and (ii) a U.S. sub-facility in an aggregate principal amount of $700 million, issued at a 1.0% discount. The proceeds of the Term Loan Facility were used to finance the acquisition of EECOL, and to pay fees and expenses incurred in connection with the acquisition and certain other transactions. Subject to the terms of the Term Loan Agreement, the Borrowers may request incremental term loans from time to time in an aggregate principal amount not to exceed at any time $300 million, with an equivalent principal amount in U.S. Dollars being calculated for any incremental term loan denominated in Canadian Dollars.
On November 19, 2013, the Borrowers and WESCO International entered into an amendment (the “Term Loan Amendment”) to the Term Loan Agreement. The Term Loan Amendment, among other things, reduced the applicable margin on U.S. term loans by 0.50% and the LIBOR floor applicable to the U.S. sub-facility from 1.00% to 0.75%. The modified pricing terms were effective December 13, 2013.
On November 26, 2013, WESCO Distribution sold $500 million aggregate principal amount of 5.375% Senior Notes due 2021 (the “2021 Notes”), and used the net proceeds plus excess cash to prepay $500 million under the Company's U.S. sub-facility of the Term Loan Facility (see discussion below under “5.375% Senior Notes due 2021” for additional information). The prepayment satisfied all remaining quarterly repayment obligations under the U.S. sub-facility. As a result, the Company recorded a non-cash pre-tax loss on debt extinguishment of $13.2 million in the fourth quarter of 2013. WESCO will amortize the remaining debt discount and financing costs over the life of the instrument. As of December 31, 2015, the amount outstanding under the U.S. sub-facility was $174.8 million. The Canadian sub-facility was fully repaid in 2015 using cash provided by Canadian operations.
Borrowings under the Term Loan Facility bear interest at base rates plus applicable margins. At December 31, 2015, the interest rate on borrowings under the U.S. sub-facility was 3.75%. At December 31, 2014, the interest rates on borrowings under the Canadian and U.S. sub-facilities were approximately 5.3% and 3.75%, respectively. To the extent not previously paid, the outstanding U.S. sub-facility will become due and payable on December 12, 2019, with any unpaid incremental term loans becoming due and payable on the respective maturity dates applicable to those incremental term loans. At any time or from time to time, the Borrowers may prepay borrowings under the Term Loan Facility in whole or in part without premium or penalty. The Borrowers' obligations under the Term Loan Facility are secured by substantially all of the assets of the Borrowers, the

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Company and certain of the Company's other subsidiaries; provided that, with respect to borrowings under the U.S. sub-facility, the collateral does not include assets of certain foreign subsidiaries or more than 65% of the issued and outstanding equity interests in certain foreign subsidiaries.
The Term Loan Facility contains customary affirmative and negative covenants for credit facilities of this type. The Term Loan Facility also provides for customary events of default.
5.375% Senior Notes due 2021
In November 2013, WESCO Distribution issued $500 million aggregate principal amount of 2021 Notes through a private offering exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). The 2021 Notes were issued at 100% of par and are governed by an indenture (the “Indenture”) entered into on November 26, 2013 with WESCO International and U.S. Bank National Association, as trustee. The 2021 Notes are unsecured senior obligations of WESCO Distribution and are guaranteed on a senior unsecured basis by WESCO International. The 2021 Notes bear interest at a stated rate of 5.375%, payable semi-annually in arrears on June 15 and December 15 of each year. In addition, WESCO recorded deferred financing fees related to the issuance of the 2021 Notes totaling $8.2 million, which are being amortized over the life of the notes. The 2021 Notes mature on December 15, 2021. The net proceeds of the 2021 Notes were used to prepay a portion of the U.S. sub-facility of the term loans due 2019.
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
Accounts Receivable Securitization Facility
On September 24, 2015, WESCO Distribution, Inc. amended and restated its accounts receivable securitization facility (the "Receivables Facility") pursuant to the terms and conditions of a Fourth Amended and Restated Receivables Purchase Agreement (the “Receivables Purchase Agreement”), by and among WESCO Receivables Corp. (“WESCO Receivables”), WESCO Distribution, Inc., the various purchaser groups from time to time party thereto and PNC Bank, National Association, as Administrator. The Receivables Purchase Agreement amended and restated the receivables purchase agreement entered into on April 13, 2009.
The Receivables Purchase Agreement increased the purchase limit from $500 million to $550 million, with the opportunity to exercise an accordion feature which permits increases in the purchase limit of up to $100 million, extended the term of the Receivables Facility to September 24, 2018 and added and amended certain defined terms. The interest rate spread and commitment fee of the Receivables Facility remained 0.95% and 0.45%, respectively.
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

As of December 31, 2015 and 2014, accounts receivable eligible for securitization totaled approximately $684.7 million and $673.6 million, respectively. The Consolidated Balance Sheets as of December 31, 2015 and 2014 include $525.0 million and $430.0 million, respectively, of account receivable balances legally sold to third parties, as well as borrowings for equal amounts. At December 31, 2015 and 2014, the interest rate on borrowings under this facility was approximately 1.4% and 1.0%, respectively.
Revolving Credit Facility
On September 24, 2015, WESCO International, Inc., WESCO Distribution, Inc. and certain other subsidiaries of the Company entered into a $600 million revolving credit facility (the “Revolving Credit Facility”), which contains a letter of credit sub-facility of up to $125 million, pursuant to the terms and conditions of a Second Amended and Restated Credit Agreement (the "Credit Agreement"). The Revolving Credit Facility contains an accordion feature allowing WESCO Distribution, Inc. to request increases to the borrowing commitments, subject to customary conditions. This accordion feature increased from $100 million to $200 million in the aggregate. The Revolving Credit Facility replaced WESCO Distribution Inc.’s prior revolving credit facility entered into on December 12, 2012.
The Revolving Credit Facility matures in September 2020 and consists of two separate sub-facilities: (i) a Canadian sub-facility with a borrowing limit of up to $400 million, which is collateralized by substantially all assets of WESCO Canada and the other Canadian Borrowers, other than, among other things, real property, in each case, subject to customary exceptions and limitations, and (ii) a U.S sub-facility with a borrowing limit of up to $600 million less the amount of outstanding borrowings under the Canadian sub-facility. The U.S. sub-facility is collateralized by substantially all assets of WESCO Distribution, Inc. and its subsidiaries which are party to the Credit Agreement, other than, among other things, real property and accounts receivable sold or intended to be sold pursuant to the Receivables Purchase Agreement. The applicable interest rate for borrowings under the Revolving Credit Facility includes interest rate spreads based on available borrowing capacity that range between 1.25% and 1.75% for LIBOR-based borrowings and 0.25% and 0.75% for prime rate-based borrowings. At December 31, 2015, the interest rate on borrowings under this facility was approximately 1.7%.
The Credit Agreement requires ongoing compliance with certain customary affirmative and negative covenants. The Credit Agreement also contains customary events of default.
During 2015, WESCO borrowed $1,276.0 million in the aggregate under the Revolving Credit Facility and the prior revolving credit agreement and made repayments in the aggregate amount of $1,209.0 million. During 2014, aggregate borrowings and repayments were $1,046.5 million and $1,059.7 million, respectively. WESCO had $438.7 million available under the Revolving Credit facility at December 31, 2015, after giving effect to outstanding letters and international lines of credit, as compared to approximately $497.5 million at December 31, 2014.
International Lines of Credit
Certain foreign subsidiaries of WESCO have entered into uncommitted lines of credit, which serve as overdraft facilities, to support local operations. The maximum borrowing limit varies by facility and ranges between $2.0 million and $19.0 million. The applicable interest rate for borrowings under these lines of credit varies by country and is governed by the applicable loan agreement. The international lines of credit are renewable on an annual basis and certain facilities are fully and unconditionally guaranteed by WESCO Distribution. Accordingly, these lines directly reduce availability under the Revolving Credit Facility.
6.0% Convertible Senior Debentures due 2029
On August 27, 2009, WESCO International completed an exchange offer pursuant to which it issued $345.0 million in aggregate principal amount of 6.0% Convertible Senior Debentures due 2029 (the “2029 Debentures”) in exchange for approximately $299.7 million and $57.7 million in aggregate principal amounts of its previously outstanding 1.75% Convertible Senior Debentures due 2026 and 2.625% Convertible Senior Debentures due 2025, respectively. As a result of the debt exchange, WESCO recorded a gain of $6.0 million, which included the write-off of debt issuance costs. The 2029 Debentures were issued pursuant to an Indenture dated August 27, 2009 (the “2009 Indenture”), with The Bank of New York Mellon, as trustee, and are unconditionally guaranteed on an unsecured senior subordinate basis by WESCO Distribution.
WESCO separately accounts for the liability and equity components of its 2029 Debentures in a manner that reflects its non-convertible debt borrowing rate. WESCO utilized an interest rate of 13.875% to reflect the non-convertible debt borrowing rate of its offering upon issuance, which was determined based on discussions with its financial institutions and a review of relevant market data, and resulted in a $181.2 million discount to the 2029 Debenture balance and a net increase in additional capital of $106.5 million. As of December 31, 2015 and 2014, the net equity included in additional capital related to the 2029 Debentures totaled $106.3 million, respectively. In addition, the financing costs related to the issuance of the 2029 Debentures were allocated between the debt and equity components. WESCO is amortizing the debt discount and financing costs over the life of the instrument. For the years ended December 31, 2015, 2014 and 2013, non-cash interest expense for the amortization of the

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

debt discount and deferred financing fees was $4.2 million, $3.8 million and $3.2 million, respectively. The amortization of the debt discount and deferred financing fees will approximate $4.8 million in 2016, $5.4 million in 2017, $6.1 million in 2018, $6.9 million in 2019, and $7.9 million in 2020.
While the 2029 Debentures accrue interest at an effective interest rate of 13.875% (as described above), the coupon interest rate of 6.0% per annum is payable in cash semi-annually in arrears on each March 15 and September 15. Beginning with the six-month period commencing September 15, 2016, WESCO International will also pay contingent interest during any six-month period in which the trading price of the 2029 Debentures for each of the five trading days ending on the second trading day immediately preceding the first day of the applicable six-month interest period equals or exceeds 120% of the principal amount of the 2029 Debentures. During any six-month period when contingent interest shall be payable, the contingent interest payable per $1,000 principal amount of 2029 Debentures will equal 0.25% of the average trading price of $1,000 principal amount of the 2029 Debentures during the five trading days ending on the second trading day immediately preceding the first day of the applicable six-month interest period. The contingent interest feature is an embedded derivative that is not considered clearly and closely related to the host contract. Accordingly, the contingent interest component had no significant value at December 31, 2015 or 2014.
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
At any time on or after September 15, 2016, the Company may redeem all or a part of the 2029 Debentures plus accrued and unpaid interest (including contingent interest and additional interest, if any) to, but not including, the redemption date. If WESCO International undergoes certain fundamental changes, as defined in the 2009 Indenture, prior to maturity, holders of the 2029 Debentures will have the right, at their option, to require WESCO International to repurchase for cash some or all of their 2029 Debentures at a repurchase price equal to 100% of the principal amount of the 2029 Debentures being repurchased, plus accrued and unpaid interest (including contingent interest and additional interest, if any) to, but not including, the repurchase date.
The following table sets forth the components of WESCO’s outstanding convertible debenture indebtedness:

	December 31, 2015			December 31, 2014
	Principal Balance	Discount	Net Carrying Amount	Principal Balance	Discount	Net Carrying Amount
(In thousands)
2029 Convertible Debentures	$344,873	$(163,316)	$181,557	$344,895	$(167,257)	$177,638
Covenant Compliance
WESCO was in compliance with all relevant covenants contained in its debt agreements as of December 31, 2015.
The following table sets forth the aggregate principal repayment requirements for all indebtedness for the next five years and thereafter, as of December 31, 2015:

(In thousands)
2016	$44,339
2017	827
2018	525,413
2019	174,951
2020	75,040
Thereafter	844,872
Total payments on debt	1,665,442
Debt discount on convertible debentures and term loan facility	(164,342)
Total debt	$1,501,100
WESCO’s credit agreements contain various restrictive covenants that, among other things, impose limitations on (i) dividend payments or certain other restricted payments or investments; (ii) the incurrence of additional indebtedness and

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

guarantees; (iii) creation of liens; (iv) mergers, consolidation or sales of substantially all of WESCO’s assets; (v) certain transactions among affiliates; (vi) payments by certain subsidiaries to WESCO; and (vii) capital expenditures. In addition, the Revolving Credit Facility and Term Loan Facility require WESCO to meet certain fixed charge coverage tests depending on availability or liquidity, respectively.
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
The terms of the Revolving Credit Facility and the Term Loan Agreement provide certain restrictions on declaring or paying dividends. At December 31, 2015 and 2014, no dividends had been declared and, therefore, no retained earnings were reserved for dividend payments.
9. INCOME TAXES
The following table sets forth the components of income before income taxes by jurisdiction:

	Year Ended December 31,
	2015	2014	2013
		(In thousands)
United States	$288,881	$326,934	$338,069
Foreign	15,029	57,219	41,782
Income before income taxes	$303,910	$384,153	$379,851

The following table sets forth the components of the provision (benefit) for income taxes:

	Year Ended December 31,
	2015	2014	2013
		(In thousands)
Current taxes:
Federal(1)	$45,812	$69,495	$48,740
State	4,565	7,161	4,669
Foreign	2,309	27,081	29,290
Total current taxes	52,686	103,737	82,699
Deferred taxes:
Federal	29,593	14,525	32,979
State	3,767	2,522	4,705
Foreign	9,491	(12,068)	(17,050)
Total deferred taxes	42,851	4,979	20,634
Provision for income taxes	$95,537	$108,716	$103,333

(1)
Tax benefits related to stock-based awards and other equity instruments recorded directly to additional paid in capital totaled $1.6 million, $5.0 million and $2.3 million in 2015, 2014 and 2013, respectively.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The following table sets forth the reconciliation between the federal statutory income tax rate and the effective tax rate:

	Year Ended December 31,
	2015	2014	2013
Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal tax benefit	2.2	1.9	2.0
Nondeductible expenses	1.2	0.7	1.0
Foreign tax rate differences	(1.1)	(1.4)	(0.9)
Tax effect of intercompany financing	(8.8)	(7.8)	(8.4)
Federal tax credits	—	—	(1.4)
Adjustment related to uncertain tax positions	2.7	(0.2)	0.5
Other	0.2	0.1	(0.6)
Effective tax rate	31.4%	28.3%	27.2%
As of December 31, 2015, WESCO’s foreign subsidiaries had unremitted earnings of approximately $623.7 million, of which $524.6 million was attributable to the Company's Canadian operations. WESCO asserts that these earnings are permanently reinvested to fund growth in the foreign markets and, therefore, has not provided a deferred tax liability on these earnings. Additionally, WESCO’s current plans do not require that these earnings be repatriated to fund liquidity needs in the U.S. It is not practicable for WESCO to determine the deferred tax liability associated with repatriation of these earnings as such determination involves material uncertainties, however, if these earnings were repatriated and taxed at the U.S. statutory rate of 35%, the unrecognized deferred tax liability would be approximately $218.3 million.
The following table sets forth deferred tax assets and liabilities:

	As of December 31,
	2015		2014
		(In thousands)
	Assets	Liabilities	Assets	Liabilities
Accounts receivable	$4,736	$—	$3,510	$—
Inventory	—	5,410	—	2,517
Depreciation	—	11,671	—	13,074
Amortization of intangible assets	—	240,106	—	246,895
Convertible debt interest	—	161,700	—	139,315
Employee benefits	16,702	—	15,297	—
Stock-based compensation	27,531	—	27,068	—
Canada royalty and management fee	—	—	25,277	—
Foreign tax credits	11,494	—	11,239	—
Tax loss carryforwards	21,095	—	25,522	—
Other	6,768	7,715	11,647	6,231
Total deferred taxes	$88,326	$426,602	$119,560	$408,032
As of December 31, 2015 and 2014, WESCO had deferred tax assets of $12.6 million and $18.3 million, respectively, related to Canadian net operating loss carryforwards. The decrease is primarily due to the settlement of transfer pricing issues between the United States and Canada. The settlement reduced royalty expense that was deductible in Canada in prior years and as a result, reduced Canadian net operating loss carryforwards. The Canadian net operating loss carryforwards expire beginning in 2029 through 2035. Additionally, WESCO had deferred tax assets of $5.3 million and $3.8 million as of December 31, 2015 and 2014, respectively, related to non-Canadian foreign net operating loss carryforwards. These net operating loss carryforwards expire beginning in 2018, while some may be carried forward indefinitely. As of December 31, 2015 and 2014, WESCO had deferred tax assets of $3.2 million and $3.4 million, respectively, related to state net operating loss carryforwards. These carryforwards expire beginning in 2021 through 2029. The Company has determined, based upon an evaluation of all available positive and negative evidence, that it "more-likely-than-not" will utilize all of its net operating loss carryforwards before expiration and, accordingly, has not recorded a valuation allowance.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

As of December 31, 2015 and 2014, WESCO had deferred tax assets of $11.5 million and $11.2 million, respectively, related to U.S. foreign tax credit (“FTC”) carryforwards. These FTC carryforwards expire beginning in 2016 through 2024. The Company has determined that prudent and feasible tax planning strategies exist and it intends to implement these tax planning strategies to prevent these FTC carryforwards from expiring unused. Accordingly, a valuation allowance has not been recorded.
The Company is under examination by tax authorities in the United States and Canada and remains subject to examination until the applicable statutes of limitation expire. The statutes of limitation for the material jurisdictions in which the Company files income tax returns remain open as follows:

United States — Federal	2004 and forward
United States — Material States	2012 and forward
Canada	2004 and forward
The statutes of limitation with respect to the Company’s 2004 to 2007 U.S. federal income tax returns are open by waiver only in connection with the Mutual Agreement Procedure (“MAP”) concluded in the fourth quarter of 2015 between the Competent Authorities of the Internal Revenue Service (“IRS”) and Canada Revenue Agency (“CRA”) with respect to transfer pricing matters and matters pending before the Appeals Division of Canada Revenue Agency. The statute of limitation with respect to the Company’s 2008 U.S. federal income tax return is open by waiver only in connection with the Advance Pricing Agreement (“APA”) concluded in the fourth quarter of 2015 between the IRS and CRA. The APA resolves certain transfer pricing matters for the 2008 to 2018 tax years. The statutes of limitation with respect to the Company’s 2009 to 2011 U.S. Federal income tax returns are open by waiver only in connection with the IRS examination of those years and the APA.
The following table sets forth the reconciliation of gross unrecognized tax benefits:

	As of December 31,
	2015	2014	2013
	(In thousands)
Beginning balance January 1	$20,033	$25,548	$21,075
Additions based on tax positions related to the current year	46	69	1,573
Additions for tax positions of prior years	402	191	4,566
Additions for acquired tax positions	—	308	1,428
Reductions for tax positions of prior years	(378)	(5,608)	—
Settlements	(9,638)	(209)	(2,226)
Lapse in statute of limitations	(1,497)	(40)	(310)
Foreign currency exchange rate changes	(3,532)	(226)	(558)
Ending balance December 31	$5,436	$20,033	$25,548
The total amount of unrecognized tax benefits were $5.4 million, $20.0 million, and $25.5 million as of December 31, 2015, 2014 and 2013, respectively. The amount of unrecognized tax benefits that would affect the effective tax rate if recognized in the consolidated financial statements was $6.2 million, $20.4 million, and $25.7 million, respectively. The amounts for 2014 and 2013 primarily related to transfer pricing adjustments made by Canada Revenue Agency, which were subject to MAP and APA proceedings under the U.S./Canada income tax treaty. These proceedings concluded in the fourth quarter of 2015.
It is reasonably possible that the amount of unrecognized tax benefits will decrease by approximately $2.8 million within the next twelve months due to the effective settlement of uncertain tax positions related to Internal Revenue Service audits or the expiration of statutes of limitation. Of this amount, approximately $1.6 million could impact the effective tax rate.
The Company classifies interest related to unrecognized tax benefits as interest income or expense. In 2015, interest income of $8.7 million was recognized as a result of the conclusion of the MAP and APA proceedings for the 2004 to 2015 tax years discussed above. Interest expense on unrecognized tax benefits was $1.0 million and $0.6 million for 2014 and 2013, respectively. As of December 31, 2015 and 2014, WESCO had an accrued liability of $2.1 million and $12.7 million, respectively, for interest expense related to unrecognized tax benefits. The Company classifies penalties related to unrecognized tax benefits as part of income tax expense. Penalties recorded in income tax expense were minimal in 2015, 2014, and 2013.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

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
The following tables set forth the details of basic and diluted earnings per share:

	Year Ended December 31,
	2015	2014	2013
(In thousands, except per share data)
Net income attributable to WESCO International, Inc.	$210,687	$275,906	$276,430
Weighted-average common shares outstanding used in computing basic earnings per share	43,433	44,440	44,148
Common shares issuable upon exercise of dilutive stock-based awards	626	997	1,121
Common shares issuable from contingently convertible debentures (see below for basis of calculation)	6,314	7,821	7,381
Weighted-average common shares outstanding and common share equivalents used in computing diluted earnings per share	50,373	53,258	52,650
Earnings per share attributable to WESCO International, Inc.
Basic	$4.85	$6.21	$6.26
Diluted	$4.18	$5.18	$5.25
The computation of diluted earnings per share attributable to WESCO International, Inc. excluded stock-based awards of approximately 1.2 million as of December 31, 2015 and 0.3 million as of December 31, 2014 and 2013. These amounts were excluded because their effect would have been antidilutive.
Because of WESCO’s obligation to settle the par value of the 2029 Debentures in cash upon conversion, WESCO is required to include shares underlying the 2029 Debentures in its diluted weighted-average shares outstanding when the average stock price per share for the period exceeds the conversion price of the debentures. Only the number of shares that would be issuable (under the treasury stock method of accounting for share dilution) are included, which is based upon the amount by which the average stock price exceeds the conversion price. The conversion price of the 2029 Debentures is $28.87. Share dilution as of December 31, 2015 is limited to a maximum of 11,947,533 shares for the 2029 Debentures. For the periods ended December 31, 2015, 2014, and 2013, the effect of the 2029 Debentures on diluted earnings per share attributable to WESCO International, Inc. was a decrease of $0.60, $0.89, and $0.86, respectively.
In December 2014, the Company's Board of Directors authorized the repurchase of up to $300 million of the Company's common stock through December 31, 2017. During the year ended December 31, 2015, the Company entered into accelerated stock repurchase agreements (the "ASR Transactions") with certain financial institutions to purchase shares of its common stock. In exchange for up-front cash payments totaling $150 million, the Company received 2,468,576 shares. The total number of shares ultimately delivered under the ASR Transactions was determined by the average of the volume-weighted-average prices of the Company's common stock for each exchange business day during the respective settlement valuation periods. WESCO funded the repurchases with borrowings under its prior revolving credit facility. For purposes of computing earnings per share, share repurchases have been reflected as a reduction to common shares outstanding on the respective share delivery dates.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

11. EMPLOYEE BENEFIT PLANS
Defined Contribution Plans
A majority of WESCO’s employees are covered by defined contribution retirement savings plans for their service rendered subsequent to WESCO’s formation. WESCO also offers a deferred compensation plan for select individuals. For U.S. participants, WESCO will make contributions in an amount equal to 50% of the participant’s total monthly contributions up to a maximum of 6% of eligible compensation. For Canadian participants, WESCO will make contributions in an amount ranging from 3% to 5% of the participant’s eligible compensation based on years of continuous service. In addition, for U.S. participants, employer contributions may be made at the discretion of the Board of Directors. A discretionary employer contribution charge of $9.7 million was incurred in 2014. For the years ended December 31, 2015, 2014 and 2013, WESCO incurred charges of $18.1 million, $28.3 million, and $22.1 million, respectively, for all such plans. Contributions are made in cash to employee retirement savings plan accounts. The deferred compensation plan is an unfunded plan. As of December 31, 2015 and 2014, the Company's obligation under the deferred compensation plan was $23.5 million and $22.5 million, respectively. Employees have the option to transfer balances allocated to their accounts in the defined contribution retirement savings plan and the deferred compensation plan into any of the available investment options.
Defined Benefit Plans
In connection with the December 14, 2012 acquisition of EECOL, the Company assumed a contributory defined benefit plan (the "Plan") covering substantially all Canadian employees of EECOL. The Plan provides retirement benefits based on earnings and credited service, and participants contribute 2% of their earnings to the Plan. Participants become 100% vested after two years of continuous service.
The Company also assumed EECOL's Supplemental Executive Retirement Plan (the "SERP"), which provides additional pension benefits to certain executives based on earnings, credited service and executive service. Participants in the SERP are vested after two years of continuous service and contribute 4% of their earnings to the SERP.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The following tables present the changes in benefit obligations, plan assets and funded status for the pension plans and the components of net periodic pension cost.

	Year Ended December 31,
(In thousands)	2015	2014
Accumulated Benefit Obligation (ABO) at December 31	$67,614	$70,594

Change in Projected Benefit Obligation (PBO)
PBO at beginning of year	$106,325	$96,860
Service cost	4,537	3,610
Interest cost	4,012	4,600
Participant contributions	735	857
Actuarial (gain) loss, including assumption changes	(6,687)	12,791
Benefits paid	(3,986)	(4,125)
Foreign currency exchange rate changes	(17,750)	(8,268)
PBO at end of year	$87,186	$106,325

Change in Plan Assets
Fair value of plan assets at beginning of year	$90,342	$87,606
Actual return on plan assets	4,781	11,042
Participant contributions	735	857
Employer contributions	2,366	2,310
Benefits paid	(3,986)	(4,125)
Foreign currency exchange rate changes	(15,053)	(7,348)
Fair value of plan assets at end of year	$79,185	$90,342

Funded Status	$(8,001)	$(15,983)

Amounts Recognized in the Consolidated Balance Sheets
Current liabilities	$(355)	$(422)
Noncurrent liabilities	(7,646)	(15,561)
Net amount recognized	$(8,001)	$(15,983)

Amounts Recognized in Accumulated Other Comprehensive Income (Loss)
Net actuarial gain	$(9,021)	$(2,828)
Prior service cost	—	—
Total net amount recognized, before tax effect	$(9,021)	$(2,828)

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

	Year Ended December 31,
(In thousands)	2015	2014	2013
Components of Net Periodic Pension Cost
Service cost	$4,537	$3,610	$4,082
Interest cost	4,012	4,600	4,556
Expected return on plan assets	(5,260)	(5,408)	(4,103)
Recognized actuarial gain	(15)	(55)	—
Net periodic pension cost	$3,274	$2,747	$4,535

Other Changes in Plan Assets and PBO Recognized in Accumulated Other Comprehensive Income (Loss)
Net actuarial (gain) loss	$(6,208)	$7,448	$(9,917)
Amortization of unrecognized net actuarial gain	15	55	—
Total amount recognized, before tax effect	(6,193)	7,503	(9,917)
Tax effect	1,661	(2,447)	2,244
Total amount recognized, after tax effect	$(4,532)	$5,056	$(7,673)

Total recognized in net periodic pension cost and accumulated other comprehensive income (loss)	$(1,258)	$7,803	$(3,138)

The following weighted-average actuarial assumptions were used to determine benefit obligations at December 31:

	2015		2014
	Pension Plan	SERP	Pension Plan	SERP
Discount rate	4.2%	4.2%	4.1%	4.1%
Rate of compensation increase	4.0%	4.0%	4.0%	4.0%

The following weighted-average actuarial assumptions were used to determine net periodic pension costs at January 1:

	Year Ended December 31,
	2015		2014		2013
	Pension Plan	SERP	Pension Plan	SERP	Pension Plan	SERP
Discount rate	4.1%	4.1%	4.9%	4.9%	4.5%	4.5%
Expected long-term return on assets	6.4%	n/a	6.4%	n/a	6.3%	n/a
Rate of compensation increase	4.0%	4.0%	4.0%	4.0%	4.0%	4.0%

The following benefit payments, which reflect expected future service, are expected to be paid:

Years ending December 31	(In thousands)
2016	$2,202
2017	2,258
2018	2,294
2019	2,350
2020	2,432
2021-2025	15,223

The Company expects to contribute approximately $2.2 million to the plans in 2016.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The Company's pension plan weighted asset allocations by asset category are as follows:

	December 31
	2015	2014
Asset Category
Canadian equities	23.0%	23.6%
U.S. equities	14.0%	14.0%
Non-North American equities	18.6%	18.6%
Fixed income investments	44.4%	43.8%
Total	100.0%	100.0%
The Plan's long-term overall objective is to maintain benefits at their current level without affecting the cost of maintaining the Plan, assuming that the demographic make-up of the group of members remains the same.
The primary investment objective, in support of the overall objective, is to earn the highest rate of return possible for the Plan, while keeping risk at acceptable levels. The long-term return objective of the Plan is to achieve a minimum annualized rate of return in excess of the actuarial requirements. This translates into a required return of 3.5% above inflation, net of investment management fees. The return objective is consistent with the overall investment risk level that the Plan assumes in order to meet the pension obligations of the Plan. To achieve this long term investment objective, the Plan has adopted an asset mix that has a combination of equity and fixed income investments. Risk is controlled by investing in a well-diversified portfolio of asset classes. A benchmark portfolio is established based on the expected returns for each asset class available. The investment of the Plan's assets in accordance with the benchmark portfolio should enable the Plan to not only attain, but also exceed the minimum overall objective.
The following table presents the target asset mix based on market value for each investment category within which the investment managers must invest the Plan's assets. The asset mix is reviewed and rebalanced to target on a quarterly basis.

Asset Category	Target %
Canadian equities	25%
U.S. equities	15%
Non-North American equities	20%
Total equities	60%
Fixed income investments	40%

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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Equity Securities. These securities consist of the Plan's share of segregated funds that invest in the stock of publicly traded companies and are valued at the net asset value of shares held at December 31. As such, these securities are generally classified as Level 2.
Fixed Income Investments. These investments consist of segregated funds that invest in Canadian, federal, provincial, municipal and corporate issued bonds and debentures and are valued through consultation and evaluation with brokers in the institutional market using other observable market data. As such, these investments are generally classified as Level 2. Also, these investments include money market funds that are valued using independent observable market data and primarily classified as Level 2.
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
The following tables set forth the fair value of plan assets classified under the appropriate level of the fair value hierarchy:

	December 31, 2015
(In thousands)	Level 1	Level 2	Level 3	Total
Canadian equities	$—	$18,189	$—	$18,189
U.S. equities	—	11,055	—	11,055
Non-North American equities	—	14,649	—	14,649
Fixed income investments	241	35,051	—	35,292
Total investments	$241	$78,944	$—	$79,185

	December 31, 2014
(In thousands)	Level 1	Level 2	Level 3	Total
Canadian equities	$—	$21,252	$—	$21,252
U.S. equities	—	12,573	—	12,573
Non-North American equities	—	16,724	—	16,724
Fixed income investments	335	39,458	—	39,793
Total investments	$335	$90,007	$—	$90,342
12. STOCK-BASED COMPENSATION
WESCO has sponsored four stock-based compensation plans. The 1999 Long-Term Incentive Plan, as amended and restated (“LTIP”), was designed to be the successor plan to all prior plans. Any shares remaining reserved for future issuance under the prior plans are available for issuance under the LTIP. The LTIP and predecessor plans are administered by the Compensation Committee of the Board of Directors.
On May 30, 2013, the Company renewed and restated the LTIP, increasing the maximum number of shares of common stock that may be issued under the plan by 1.6 million shares to 4.0 million. Under the LTIP, the total number of shares of common stock authorized to be issued under the LTIP will be reduced by 1 share of common stock for every 1 share that is subject to an option or stock appreciation right granted, and 1.83 shares of common stock for every 1 share that is subject to an award other than an option or stock appreciation right granted on or after May 30, 2013. As of December 31, 2015, 3.1 million shares of common stock were reserved under the LTIP for future equity award grants.
Except for the performance-based award, awards granted vest and become exercisable once criteria based on time is achieved. Performance-based awards vest based on market or performance conditions. All awards vest immediately in the event of a change in control. Each award terminates on the tenth anniversary of its grant date unless terminated sooner under certain conditions.
WESCO recognized $12.9 million, $14.8 million and $15.9 million of non-cash stock-based compensation expense, which is included in selling, general and administrative expenses, in 2015, 2014 and 2013, respectively. As of December 31, 2015, there was $15.2 million of total unrecognized compensation expense related to non-vested stock-based compensation

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

arrangements for all awards previously made of which approximately $9.3 million is expected to be recognized in 2016, $5.3 million in 2017 and $0.7 million in 2018.
The total intrinsic value of awards exercised during the years ended December 31, 2015, 2014, and 2013 was $15.8 million, $25.2 million, and $23.4 million, respectively. The total amount of cash received from the exercise of options was $0.8 million and less than $0.1 million during the years ended December 31, 2014 and 2013, respectively. The gross deferred tax benefit associated with the exercise of stock-based awards totaled $5.7 million, $9.4 million, and $8.4 million in 2015, 2014, and 2013, respectively. WESCO uses the direct only method and tax law ordering approach to calculate the tax effects of stock-based compensation.
The following table sets forth a summary of stock-settled stock appreciation rights and related information for the years indicated:

	2015				2014		2013
	Awards	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (In thousands)	Awards	Weighted-Average Exercise Price	Awards	Weighted-Average Exercise Price
Beginning of year	2,480,745	$50.91			2,715,651	$45.93	3,142,021	$45.40
Granted	394,182	69.54			274,508	85.35	253,999	72.26
Exercised	(232,542)	35.80			(485,469)	41.58	(659,872)	53.08
Cancelled	(75,364)	73.59			(23,945)	70.30	(20,497)	61.26
End of year	2,567,021	54.47	4.6	$11,731	2,480,745	50.91	2,715,651	45.93
Exercisable at end of year	2,034,263	$49.36	3.5	$11,731	1,980,767	$44.06	2,192,800	$40.94
WESCO granted the following stock-settled stock appreciation rights at the following weighted-average assumptions:

	2015	2014	2013
Stock-settled appreciation rights granted	394,182	274,508	253,999
Risk free interest rate	1.6%	1.5%	0.9%
Expected life (in years)	5	5	5
Expected volatility	32%	39%	50%
The weighted-average fair value per stock-settled appreciation right granted was $21.68, $30.64 and $31.34 for the years ended December 31, 2015, 2014 and 2013, respectively.
The following table sets forth a summary of time-based restricted stock units and related information for the year ended December 31, 2015:

	Awards	Weighted-Average Fair Value
Unvested at December 31, 2014	185,457	$73.87
Granted	81,022	69.05
Vested	(76,387)	66.89
Forfeited	(14,681)	75.73
Unvested at December 31, 2015	175,411	$74.52
The weighted-average fair value per restricted stock unit granted was $69.05, $85.32 and $72.15 for the years ended December 31, 2015, 2014 and 2013, respectively.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The following table sets forth a summary of performance-based awards for the year ended December 31, 2015:

	Awards	Weighted-Average Fair Value
Unvested at December 31, 2014	130,004	$80.21
Granted	59,661	67.81
Vested	(38,869)	72.25
Forfeited	(36,276)	80.14
Unvested at December 31, 2015	114,520	$76.48
The fair value of the performance shares based on total stockholder return granted during the year ended December 31, 2015 were estimated using the following weighted-average assumptions:

Weighted-Average Assumptions
Grant date share price	$69.54
WESCO expected volatility	26.9%
Peer group median volatility	23.2%
Risk-free interest rate	1.05%
Correlation	95.8%
The unvested performance-based awards in the table above include 57,260 shares in which vesting of the ultimate number of shares is dependent upon WESCO's total stockholder return in relation to the total stockholder return of a select group of peer companies over a three-year period. These awards are valued using a Monte Carlo simulation model. Compensation cost is recognized over the service period, regardless of whether the market conditions are achieved and the awards ultimately vest.
Vesting of the remaining 57,260 shares of performance-based awards in the table above is dependent upon the three-year average growth rate of WESCO's net income. The fair value of these awards is based upon the grant-date closing price of WESCO's common stock. Compensation cost is recognized over the performance period based upon WESCO's determination of whether it is probable that the performance targets will be achieved.
13. COMMITMENTS AND CONTINGENCIES
Future minimum rental payments required under operating leases, primarily for real property that have noncancelable lease terms in excess of one year as of December 31, 2015, are as follows:

Years ending December 31	(In thousands)
2016	$56,574
2017	48,428
2018	40,020
2019	30,274
2020	21,726
Thereafter	53,234
Rental expense for the years ended December 31, 2015, 2014 and 2013 was $70.7 million, $63.2 million and $60.0 million, respectively.
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

As initially reported in its 2008 Annual Report on Form 10-K, WESCO was a defendant in a lawsuit in which a customer, ArcelorMittal Indiana Harbor, Inc. (“AIH”), alleged that the Company sold defective products to AIH in 2004 that were supplied to the Company by others. In February 2013, a jury returned a verdict in favor of AIH and awarded damages in the amount of approximately $36.1 million. As a result, the Company recorded a $36.1 million charge to selling, general and administrative expenses in 2012. After receiving letters from its insurers confirming insurance coverage of the matter, the Company recorded a receivable in the quarter ended March 31, 2013 in an amount equal to the previously recorded liability. There were various post-trial motions and appeals, including disputes regarding interest. A court awarded $3.9 million of prejudgment interest and post-judgment interest of 8% per annum. The Company recorded a liability and corresponding receivable for the interest. In April 2015, the Company, AIH and the parties’ respective insurance carriers agreed to settle the case. As part of the settlement, the Company's insurers paid $35.8 million to AIH in full and final satisfaction of the judgment, including any prejudgment and post-judgment interest, and AIH agreed to release all claims against the Company and its insurers. To account for the settlement, the Company reversed the previously recorded liability and corresponding receivable of $36.1 million, plus $10.2 million of interest that had accrued in connection with this matter. Accordingly, the settlement of this matter had no net effect on the Company's financial condition or results of operations.
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
14. SEGMENTS AND RELATED INFORMATION
WESCO provides distribution of product and services through its four operating segments, which have been aggregated as one reportable segment. WESCO has approximately 250,000 unique product stock keeping units and markets more than 1,000,000 products for customers. There were no material amounts of sales or transfers among geographic areas and no material amounts of export sales.
WESCO attributes revenues from external customers to individual countries on the basis of the point of sale. The following table sets forth information about WESCO by geographic area:

	Net Sales Year Ended December 31,						Long-Lived Assets December 31,
	2015		2014		2013		2015	2014	2013
(In thousands)
United States	$5,665,962	75%	$5,618,240	71%	$5,275,275	70%	$157,570	$127,670	$137,904
Canada	1,533,705	21%	1,899,173	24%	1,882,313	25%	63,088	80,080	93,642
Mexico	70,048	1%	95,585	1%	90,152	1%	332	442	615
Subtotal North American Operations	7,269,715		7,612,998		7,247,740		220,990	208,192	232,161
Other International	248,772	3%	276,628	4%	265,602	4%	5,369	8,213	11,115
Total	$7,518,487		$7,889,626		$7,513,342		$226,359	$216,405	$243,276

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The following table sets forth sales information about WESCO’s sales by product category:

Year Ended December 31,	2015	2014	2013
(percentages based on total sales)
General and Industrial Supplies	40%	40%	40%
Wire, Cable and Conduit	15%	16%	16%
Data and Broadband Communications	15%	14%	14%
Power Distribution Equipment	11%	11%	11%
Lighting and Controls	10%	10%	10%
Control, Automation and Motors	9%	9%	9%
15. CONDENSED CONSOLIDATING FINANCIAL INFORMATION
WESCO International, Inc. has outstanding $344.9 million in aggregate principal amount of 2029 Debentures. The 2029 Debentures are fully and unconditionally guaranteed by WESCO Distribution, Inc., a 100% owned subsidiary of WESCO International, Inc., on a senior subordinated basis to all existing and future senior indebtedness of WESCO Distribution Inc..
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

	Condensed Consolidating Balance Sheet
	December 31, 2015
	(In thousands)
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Cash and cash equivalents	$—	$38,963	$121,316	$—	$160,279
Trade accounts receivable, net	—	—	1,075,257	—	1,075,257
Inventories	—	376,641	433,426	—	810,067
Prepaid expenses and other current assets	15	47,290	173,596	(8,970)	211,931
Total current assets	15	462,894	1,803,595	(8,970)	2,257,534
Intercompany receivables, net	—	—	1,964,848	(1,964,848)	—
Property, buildings and equipment, net	—	56,921	109,818	—	166,739
Intangible assets, net	—	4,072	399,577	—	403,649
Goodwill	—	255,251	1,426,411	—	1,681,662
Investments in affiliates	3,309,006	3,827,069	—	(7,136,075)	—
Other assets	3,804	44,731	29,306	—	77,841
Total assets	$3,312,825	$4,650,938	$5,733,555	$(9,109,893)	$4,587,425

Accounts payable	$—	$414,524	$300,995	$—	$715,519
Short-term debt	—	—	43,314	—	43,314
Other current liabilities	15,254	55,129	127,555	(8,970)	188,968
Total current liabilities	15,254	469,653	471,864	(8,970)	947,801
Intercompany payables, net	1,320,240	644,608	—	(1,964,848)	—
Long-term debt	181,557	749,620	525,584	—	1,456,761
Other noncurrent liabilities	19,102	216,515	173,375	—	408,992
Total WESCO International stockholders’ equity	1,776,672	2,570,542	4,565,533	(7,136,075)	1,776,672
Noncontrolling interest	—	—	(2,801)	—	(2,801)
Total liabilities and stockholders’ equity	$3,312,825	$4,650,938	$5,733,555	$(9,109,893)	$4,587,425

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

	Condensed Consolidating Balance Sheet
	December 31, 2014
	(In thousands)
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Cash and cash equivalents	$—	$32,508	$95,811	$—	$128,319
Trade accounts receivable, net	—	—	1,117,420	—	1,117,420
Inventories	—	373,938	445,564	—	819,502
Prepaid expenses and other current assets	12	144,282	147,268	(6,465)	285,097
Total current assets	12	550,728	1,806,063	(6,465)	2,350,338
Intercompany receivables, net	—	—	1,806,215	(1,806,215)	—
Property, buildings and equipment, net	—	56,735	125,990	—	182,725
Intangible assets, net	—	4,733	425,107	—	429,840
Goodwill	—	246,771	1,488,669	—	1,735,440
Investments in affiliates	3,304,914	3,828,727	—	(7,133,641)	—
Other assets	4,083	12,844	39,167	—	56,094
Total assets	$3,309,009	$4,700,538	$5,691,211	$(8,946,321)	$4,754,437

Accounts payable	$—	$445,680	$319,455	$—	$765,135
Short-term debt	—	—	46,787	—	46,787
Other current liabilities	12,465	113,746	132,204	(6,465)	251,950
Total current liabilities	12,465	559,426	498,446	(6,465)	1,063,872
Intercompany payables, net	1,168,366	637,849	—	(1,806,215)	—
Long-term debt	177,638	683,407	505,385	—	1,366,430
Other noncurrent liabilities	21,888	232,544	141,538	—	395,970
Total WESCO International stockholders’ equity	1,928,652	2,587,312	4,546,329	(7,133,641)	1,928,652
Noncontrolling interest	—	—	(487)	—	(487)
Total liabilities and stockholders’ equity	$3,309,009	$4,700,538	$5,691,211	$(8,946,321)	$4,754,437

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

	Condensed Consolidating Statement of Income and Comprehensive Income (Loss)
	Year ended December 31, 2015
	(In thousands)
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net sales	$—	$3,456,883	$4,177,383	$(115,779)	$7,518,487
Cost of goods sold (excluding depreciation and	—	2,784,413	3,356,192	(115,779)	6,024,826
amortization
Selling, general and administrative expenses	26	611,549	443,376	—	1,054,951
Depreciation and amortization	—	19,703	45,265	—	64,968
Results of affiliates’ operations	225,370	219,619	—	(444,989)	—
Interest expense (income), net	24,910	63,261	(18,339)	—	69,832
Provision for income taxes	(7,939)	(6,929)	110,405	—	95,537
Net income	208,373	204,505	240,484	(444,989)	208,373
Less: Net loss attributable to noncontrolling interest	—	—	(2,314)	—	(2,314)
Net income attributable to WESCO International, Inc.	$208,373	$204,505	$242,798	$(444,989)	$210,687
Other comprehensive income (loss):
Foreign currency translation adjustment	(225,795)	(225,795)	(225,795)	451,590	(225,795)
Post retirement benefit plan adjustment	4,532	4,532	4,532	(9,064)	4,532
Comprehensive (loss) income attributable to WESCO International, Inc.	$(12,890)	$(16,758)	$21,535	$(2,463)	$(10,576)

	Condensed Consolidating Statement of Income and Comprehensive Income
	Year ended December 31, 2014
	(In thousands)
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net sales	$—	$3,557,839	$4,446,139	$(114,352)	$7,889,626
Cost of goods sold (excluding depreciation and	—	2,848,413	3,544,523	(114,352)	6,278,584
amortization
Selling, general and administrative expenses	9	557,596	519,203	—	1,076,808
Depreciation and amortization	—	19,084	48,933	—	68,017
Results of affiliates’ operations	292,845	231,174	—	(524,019)	—
Interest expense (income), net	24,472	74,653	(17,061)	—	82,064
Provision for income taxes	(7,072)	16,446	99,342	—	108,716
Net income	275,436	272,821	251,199	(524,019)	275,437
Less: Net loss attributable to noncontrolling interest	—	—	(469)	—	(469)
Net income attributable to WESCO International, Inc.	$275,436	$272,821	$251,668	$(524,019)	$275,906
Other comprehensive loss:
Foreign currency translation adjustment	(120,293)	(120,293)	(120,293)	240,586	(120,293)
Post retirement benefit plan adjustment	(5,056)	(5,056)	(5,056)	10,112	(5,056)
Comprehensive income attributable to WESCO International, Inc.	$150,087	$147,472	$126,319	$(273,321)	$150,557

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

	Condensed Consolidating Statement of Income and Comprehensive Income
	Year ended December 31, 2013
	(In thousands)
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net sales	$—	$3,386,043	$4,253,666	$(126,367)	$7,513,342
Cost of goods sold (excluding depreciation and	—	2,700,692	3,393,567	(126,367)	5,967,892
amortization
Selling, general and administrative expenses	29	485,575	511,206	—	996,810
Depreciation and amortization	—	18,331	49,311	—	67,642
Results of affiliates’ operations	294,137	207,630	—	(501,767)	—
Interest expense (income), net	23,918	75,294	(13,605)	—	85,607
Loss on debt extinguishment	—	13,225	—	—	13,225
Loss on sale of Argentina business	—	—	2,315	—	2,315
Provision for income taxes	(6,327)	25,657	84,003	—	103,333
Net income	$276,517	$274,899	$226,869	$(501,767)	$276,518
Less: Net income attributable to noncontrolling interest	—	—	88	—	88
Net income attributable to WESCO International, Inc.	$276,517	$274,899	$226,781	$(501,767)	$276,430
Other comprehensive income (loss):
Foreign currency translation adjustment	(83,172)	(83,172)	(83,172)	166,344	(83,172)
Post retirement benefit plan adjustment	7,673	7,673	7,673	(15,346)	7,673
Comprehensive income attributable to WESCO International, Inc.	$201,018	$199,400	$151,282	$(350,769)	$200,931

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

	Condensed Consolidating Statement of Cash Flows
	Year ended December 31, 2015
	(In thousands)
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net cash provided by operating activities	$3,531	$214,037	$65,481	$—	$283,049
Investing activities:
Capital expenditures	—	(15,266)	(6,392)	—	(21,658)
Acquisition payments, net of cash acquired	—	(151,595)	—	—	(151,595)
Proceeds from sale of assets	—	—	3,023	—	3,023
Dividends received from subsidiaries	—	114,101	—	(114,101)	—
Advances to subsidiaries and other	—	(197,345)	17,461	179,884	—
Net cash used in investing activities	—	(250,105)	14,092	65,783	(170,230)
Financing activities:
Proceeds from issuance of debt	150,705	1,224,596	452,655	(197,345)	1,630,611
Repayments of debt	—	(1,175,056)	(379,578)	17,461	(1,537,173)
Equity activities	(154,236)	—	—	—	(154,236)
Dividends paid by subsidiaries	—	—	(114,101)	114,101	—
Other	—	(7,017)	—	—	(7,017)
Net cash (used in) provided by financing activities	(3,531)	42,523	(41,024)	(65,783)	(67,815)
Effect of exchange rate changes on cash and cash equivalents	—	—	(13,044)	—	(13,044)
Net change in cash and cash equivalents	—	6,455	25,505	—	31,960
Cash and cash equivalents at the beginning of period	—	32,508	95,811	—	128,319
Cash and cash equivalents at the end of period	$—	$38,963	$121,316	$—	$160,279

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

	Condensed Consolidating Statement of Cash Flows
	Year ended December 31, 2014
	(In thousands)
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net cash provided by operating activities	$820	$51,738	$198,598	$—	$251,156
Investing activities:
Capital expenditures	—	(13,717)	(6,831)	—	(20,548)
Acquisition payments, net of cash acquired	—	(42,226)	(96,404)	—	(138,630)
Proceeds from sale of assets	—	—	14,991	—	14,991
Dividends received from subsidiaries	—	71,381	—	(71,381)	—
Advances to subsidiaries and other	—	(53,779)	17,461	36,318	—
Net cash used in investing activities	—	(38,341)	(70,783)	(35,063)	(144,187)
Financing activities:
Proceeds from issuance of debt	6,517	798,315	495,493	(60,437)	1,239,888
Repayments of debt	(6,658)	(807,776)	(541,080)	24,119	(1,331,395)
Equity activities	(679)	—	—	—	(679)
Dividends paid by subsidiaries	—	—	(71,381)	71,381	—
Other	—	(3,123)	(181)	—	(3,304)
Net cash (used in) provided by financing activities	(820)	(12,584)	(117,149)	35,063	(95,490)
Effect of exchange rate changes on cash and cash equivalents	—	—	(6,885)	—	(6,885)
Net change in cash and cash equivalents	—	813	3,781	—	4,594
Cash and cash equivalents at the beginning of period	—	31,695	92,030	—	123,725
Cash and cash equivalents at the end of period	$—	$32,508	$95,811	$—	$128,319

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

	Condensed Consolidating Statement of Cash Flows
	Year ended December 31, 2013
	(In thousands)
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net cash (used in) provided by operating activities	$(10,716)	$209,501	$116,356	$—	$315,141
Investing activities:
Capital expenditures	—	(16,728)	(11,097)	—	(27,825)
Proceeds from sale of assets	—	—	10,807	—	10,807
Dividends received from subsidiaries	—	62,507	—	(62,507)	—
Advances to subsidiaries and other	—	(59,991)	16,256	42,530	(1,205)
Net cash used in investing activities	—	(14,212)	15,966	(19,977)	(18,223)
Financing activities:
Proceeds from issuance of debt	14,945	1,143,604	404,293	(59,991)	1,502,851
Repayments of debt	—	(1,345,377)	(412,561)	17,461	(1,740,477)
Equity activities	(4,229)	—	—	—	(4,229)
Dividends paid by subsidiaries	—	—	(62,507)	62,507	—
Other	—	(14,096)	(1,568)	—	(15,664)
Net cash provided by (used in) financing activities	10,716	(215,869)	(72,343)	19,977	(257,519)
Effect of exchange rate changes on cash and cash equivalents	—	—	(1,773)	—	(1,773)
Net change in cash and cash equivalents	—	(20,580)	58,206	—	37,626
Cash and cash equivalents at the beginning of period	—	52,275	33,824	—	86,099
Cash and cash equivalents at the end of period	$—	$31,695	$92,030	$—	$123,725
Revisions
The Condensed Consolidating Statements of Cash Flow for the years ended December 31, 2014 and 2013 were revised to appropriately present dividends paid by the non-guarantor subsidiaries and dividends received by WESCO Distribution, Inc. The revisions did not impact the consolidated amounts previously reported, nor did they impact the Company's obligations under the 2021 Notes or the 2029 Debentures.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

16. SELECTED QUARTERLY FINANCIAL DATA (unaudited)
The following table sets forth selected quarterly financial data for the years ended December 31, 2015 and 2014:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2015
Net Sales	$1,816,330	$1,916,718	$1,923,899	$1,861,540
Cost of goods sold (excluding depreciation and amortization)	1,448,639	1,535,084	1,543,113	1,497,990
Income from operations	87,185	90,253	106,348	89,956
Income before income taxes	66,291	71,640	85,931	80,048
Net income	46,793	50,639	62,384	48,557
Net income attributable to WESCO International, Inc.	47,031	51,741	63,503	48,412
Basic earnings per share attributable to WESCO International, Inc.(A)	1.06	1.18	1.47	1.15
Diluted earnings per share attributable to WESCO International, Inc.(B)	0.90	1.00	1.28	1.03

2014
Net Sales	$1,810,825	$2,005,165	$2,078,150	$1,995,486
Cost of goods sold (excluding depreciation and amortization)	1,436,032	1,593,437	1,655,787	1,593,328
Income from operations	92,959	115,833	133,248	124,177
Income before income taxes	72,271	95,496	112,450	103,936
Net income	51,855	68,787	80,818	73,977
Net income attributable to WESCO International, Inc.	51,905	68,802	80,816	74,383
Basic earnings per share attributable to WESCO International, Inc.(A)	1.17	1.55	1.82	1.67
Diluted earnings per share attributable to WESCO International, Inc.(B)	0.97	1.29	1.52	1.40

(A)
Earnings per share (EPS) in each quarter is computed using the weighted-average number of shares outstanding during the quarter while EPS for the full year is computed by taking the average of the weighted-average number of shares outstanding each quarter. Thus, the sum of the four quarters’ EPS may not equal the full-year EPS.

(B)
Diluted EPS in each quarter is computed using the weighted-average number of shares outstanding and common share equivalents during that quarter while Diluted EPS for the full year is computed by taking the average of the weighted-average number of shares outstanding and common share equivalents each quarter. Thus, the sum of the four quarters’ Diluted EPS may not equal the full-year Diluted EPS.

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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the updated framework in Internal Control — Integrated Framework (2013) (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission on May 14, 2013. Based on our evaluation under the 2013 Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
Changes in Internal Control Over Financial Reporting
During the last fiscal quarter of 2015, there were no changes in the Company’s internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information set forth under the captions “Board of Directors” and “Executive Officers” in our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders is incorporated herein by reference.
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
The information required by Item 10 that relates to our Directors and executive officers is incorporated by reference from the information appearing under the captions “Corporate Governance,” “Board and Committee Meetings” and “Security Ownership” in our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders that is to be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year on December 31, 2015.
Item 11. Executive Compensation.
The information set forth under the captions “Compensation Discussion and Analysis” and “Director Compensation” in our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information set forth under the caption “Security Ownership” in our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders is incorporated herein by reference.
The following table provides information as of December 31, 2015 with respect to the shares of our common stock that may be issued under our existing equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	2,856,952	$48.94	3,073,234
Equity compensation plans not approved by security holders	—	—	—
Total	2,856,952	$48.94	3,073,234
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information set forth under the captions “Transactions with Related Persons” and “Corporate Governance” in our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
The information set forth under the caption “Independent Registered Public Accounting Firm Fees and Services” in our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders is incorporated herein by reference.

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
Incorporated by reference to Exhibit 2.1 to WESCO's Current Report on Form 8-K, dated October 17, 2012

3.1	Restated Certificate of Incorporation of WESCO International, Inc.	Incorporated by reference to Exhibit 3.1 to WESCO’s Registration Statement on Form S-4 (No. 333-70404)

3.2	Certificate of Amendment of Certificate of Incorporation to Restated Certificate of Incorporation of WESCO International, Inc.	Incorporated by reference to Exhibit 3.1 to WESCO’s Current Report on Form 8-K, dated May 29, 2014

3.3	Amended and Restated By-laws of WESCO International, Inc., effective as of May 29, 2014	Incorporated by reference to Exhibit 3.2 to WESCO’s Current Report on Form 8-K, dated May 29, 2014

4.1	Indenture, dated August 27, 2009, by and among WESCO International, Inc., WESCO Distribution, Inc. and The Bank of New York, as Trustee	Incorporated by reference to Exhibit 4.1 to WESCO’s Current Report on Form 8-K, dated August 27, 2009

4.2	Form of 6.0% Convertible Senior Debenture due 2029	Incorporated by reference to Exhibit 4.1 to WESCO’s Current Report on Form 8-K, dated August 27, 2009

4.3	Indenture, dated November 26, 2013, among WESCO Distribution, Inc. and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.1 to WESCO’s Current Report on Form 8-K, dated November 27, 2013

4.4	Form of 5.375% Restricted Note due 2021	Incorporated by reference to Exhibit A-1 to Exhibit 4.1 to WESCO’s Current Report on Form 8-K, dated November 27, 2013

4.5	Form of 5.375% Unrestricted Note due 2021	Incorporated by reference to Exhibit A-2 to Exhibit 4.1 to WESCO’s Current Report on Form 8-K, dated November 27, 2013

10.1	1999 Deferred Compensation Plan for Non-Employee Directors, as amended and restated September 20, 2007	Incorporated by reference to Exhibit 10.5 to WESCO's Annual Report on Form 10-K for the year ended December 31, 2011

10.2	Form of Stock Appreciation Rights Agreement for Employees	Incorporated by reference to Exhibit 10.7 to WESCO's Annual Report on Form 10-K for the year ended December 31, 2011

Exhibit No.	Description of Exhibit	Prior Filing or Sequential Page Number
10.3	Form of Restricted Stock Unit Agreement for Employees	Incorporated by reference to Exhibit 10.8 to WESCO's Annual Report on Form 10-K for the year ended December 31, 2011

10.4	Form of Stock Appreciation Rights Agreement for Non-Employee Directors	Incorporated by reference to Exhibit 10.3 to WESCO’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010

10.5	Form of Restricted Stock Unit Agreement for Non-Employee Directors	Incorporated by reference to Exhibit 10.4 to WESCO’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010

10.6	Amended and Restated Registration and Participation Agreement, dated as of June 5, 1998, among WESCO International, Inc. and certain security holders of WESCO International, Inc. named therein	Incorporated by reference to Exhibit 10.19 to WESCO’s Registration Statement on Form S-4 (No. 333-43225)

10.7	Amended and Restated Employment Agreement, dated as of September 1, 2009, between WESCO International Inc. and John J. Engel	Incorporated by reference to Exhibit 10.2 to WESCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009

10.8	Term Sheet, dated January 15, 2010, memorializing terms of employment of Diane Lazzaris by WESCO International, Inc.	Incorporated by reference to Exhibit 10.28 to WESCO’s Annual Report on Form 10-K for the year ended December 31, 2009

10.9	Term Sheet, dated June 18, 2010, memorializing terms of employment of Kimberly Windrow by WESCO International, Inc.	Incorporated by reference to Exhibit 10.1 to WESCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010

10.10	Notice of Performance Share Award under the WESCO International, Inc. 1999 Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.1 to WESCO’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012

10.11	Term Sheet, dated May 24, 2012, memorializing terms of employment of Kenneth Parks by WESCO International, Inc.	Incorporated by reference to Exhibit 10.1 to WESCO's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.12
Term Loan agreement, dated as of December 12, 2012 among WESCO Distribution, Inc., WDCC Enterprises Inc., WESCO International, Inc., Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and Collateral Agent and the other Lenders and Agents party thereto
Incorporated by reference to Exhibit 10.1 to WESCO's Current Report on Form 8-K, dated December 17, 2012

10.13	1999 Long-Term Incentive Plan, as restated effective as of May 30, 2013	Incorporated by reference to Appendix A to the Proxy Statement filed on Schedule 14A on April 16, 2013

10.14
First Amendment to Term Loan Agreement, dated as of November 19, 2013 among WESCO Distribution, Inc., WDCC Enterprises Inc., WESCO International, Inc., Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and Collateral Agent and the other Lenders and Agents party thereto

Incorporated by reference to Exhibit 10.31 to WESCO's Annual Report on Form 10-K for the year ended December 31, 2013

10.15	Form of Non-Employee Director Restricted Stock Unit Agreement	Incorporated by reference to Exhibit 10.32 to WESCO's Annual Report on Form 10-K for the year ended December 31, 2013

10.16	Form of Stock Appreciation Rights Agreement for Employees	Incorporated by reference to Exhibit 10.33 to WESCO's Annual Report on Form 10-K for the year ended December 31, 2014

Exhibit No.	Description of Exhibit	Prior Filing or Sequential Page Number
10.17	Form of Restricted Stock Unit Agreement For Employees	Incorporated by reference to Exhibit 10.34 to WESCO's Annual Report on Form 10-K for the year ended December 31, 2014

10.18	Notice of Performance Share Award Under the WESCO International, Inc. 1999 Long-Term Incentive Plan, as amended May 30, 2013	Incorporated by reference to Exhibit 10.35 to WESCO's Annual Report on Form 10-K for the year ended December 31, 2014

10.19
Second Amended and Restated Credit Agreement, dated as of September 24, 2015 among WESCO Distribution, Inc., the other U.S. Borrowers party thereto, WESCO Distribution Canada LP, the other Canadian Borrowers party thereto, WESCO International, Inc., the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent
Incorporated by reference to Exhibit 10.1 to WESCO’s Current Report on Form 8-K, dated September 24, 2015

10.20
Fourth Amended and Restated Receivables Purchase Agreement, dated as of September 24, 2015, by and among WESCO Receivables Corp., WESCO Distribution, Inc., the various Purchaser Groups from time to time party thereto and PNC Bank, National Association, as Administrator
Incorporated by reference to Exhibit 10.2 to WESCO’s Current Report on Form 8-K, dated September 24, 2015

10.21	Release Agreement, dated as of October 5, 2015, between WESCO International, Inc., and WESCO Distribution, Inc., and Stephen A. Van Oss	Incorporated by reference to Exhibit 10.1 to WESCO’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2015

10.22	Form of Non-Employee Director Restricted Stock Unit Agreement	Filed herewith

10.23	Form of Notice of Performance Share Award Under the WESCO International, Inc. 1999 Long-Term Incentive Plan, as amended May 30, 2013	Filed herewith

10.24	Form of Director and Officer Indemnification Agreement, entered among WESCO International, Inc. and certain of its executive officers and directors listed on a schedule attached thereto	Filed herewith

21.1	Subsidiaries of WESCO International, Inc.	Filed herewith

23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101	Interactive Data File	Filed herewith
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

WESCO INTERNATIONAL, INC.
By:	/s/ JOHN J. ENGEL
	Name:	John J. Engel
	Title:	Chairman, President and Chief Executive Officer
	Date:	February 22, 2016

WESCO INTERNATIONAL, INC.
By:	/s/ KENNETH S. PARKS
	Name:	Kenneth S. Parks
	Title:	Senior Vice President and Chief Financial Officer
	Date:	February 22, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN J. ENGEL	Chairman, President and Chief Executive Officer	February 22, 2016
John J. Engel	(Principal Executive Officer)

/s/ KENNETH S. PARKS	Senior Vice President and Chief Financial Officer	February 22, 2016
Kenneth S. Parks	(Principal Financial and Accounting Officer)

/s/ SANDRA BEACH LIN	Director	February 22, 2016
Sandra Beach Lin

/s/ BOBBY J. GRIFFIN	Director	February 22, 2016
Bobby J. Griffin

/s/ JOHN K. MORGAN	Director	February 22, 2016
John K. Morgan

/s/ JAMES J. O’BRIEN	Director	February 22, 2016
James J. O’Brien

/s/ STEVEN A. RAYMUND	Director	February 22, 2016
Steven A. Raymund

/s/ JAMES L. SINGLETON	Director	February 22, 2016
James L. Singleton

/s/ ROBERT J. TARR, JR.	Director	February 22, 2016
Robert J. Tarr, Jr.

/s/ LYNN M. UTTER	Director	February 22, 2016
Lynn M. Utter

Schedule II—Valuation and Qualifying Accounts

	Balance at Beginning	Charged to	Charged to Other		Balance at
	of Period	Expense	Accounts(1)	Deductions(2)	End of Period
Allowance for doubtful accounts	(In thousands)
Year ended December 31, 2015	$21,084	$6,099	$1,305	$(5,901)	$22,587
Year ended December 31, 2014	19,309	5,937	194	(4,356)	21,084
Year ended December 31, 2013	17,242	2,878	2,623	(3,434)	19,309
_________________________

(1)	Represents allowance for doubtful accounts in connection with certain acquisitions and divestitures.

(2)	Includes a reduction in the allowance for doubtful accounts due to write-off of accounts receivable.