Form 10-Q
period 2016-03-31
WESCO INTERNATIONAL INC
filed 2016-05-06
CIK 929008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 4, 2016, 42,202,442 shares of common stock, $.01 par value, of the registrant were outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
The interim financial information required by this item is set forth in the Condensed Consolidated Financial Statements and Notes thereto in this Quarterly Report on Form 10-Q, as follows:

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except share data)
(unaudited)

	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$147,834	$160,279
Trade accounts receivable, net of allowance for doubtful accounts of $22,774 and $22,587 in 2016 and 2015, respectively	1,091,504	1,075,257
Other accounts receivable	59,092	81,242
Inventories	844,106	810,067
Current deferred income taxes (Note 2)	—	8,455
Prepaid expenses and other current assets	131,906	122,234
Total current assets	2,274,442	2,257,534
Property, buildings and equipment, net of accumulated depreciation of $249,090 and $243,005 in 2016 and 2015, respectively	167,539	166,739
Intangible assets, net of accumulated amortization of $151,991 and $138,374 in 2016 and 2015, respectively	421,716	403,649
Goodwill	1,762,693	1,681,662
Other assets	64,438	60,142
Total assets	$4,690,828	$4,569,726
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$734,911	$715,519
Accrued payroll and benefit costs	37,413	51,258
Short-term debt	48,251	43,314
Current portion of long-term debt	1,238	1,025
Bank overdrafts	46,135	34,170
Other current liabilities	115,354	102,515
Total current liabilities	983,302	947,801
Long-term debt, net of discount and debt issuance costs of $180,143 and $182,041 in 2016 and 2015, respectively	1,391,227	1,439,062
Deferred income taxes	368,797	364,838
Other noncurrent liabilities	54,020	44,154
Total liabilities	$2,797,346	$2,795,855
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $.01 par value; 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 210,000,000 shares authorized, 58,632,615 and 58,597,380 shares issued and 42,233,706 and 42,173,790 shares outstanding in 2016 and 2015, respectively	586	586
Class B nonvoting convertible common stock, $.01 par value; 20,000,000 shares authorized, 4,339,431 issued and no shares outstanding in 2016 and 2015, respectively	43	43
Additional capital	1,118,869	1,117,421
Retained earnings	1,890,967	1,854,456
Treasury stock, at cost; 20,738,340 and 20,763,021 shares in 2016 and 2015, respectively	(771,760)	(772,679)
Accumulated other comprehensive loss	(340,901)	(423,155)
Total WESCO International, Inc. stockholders' equity	1,897,804	1,776,672
Noncontrolling interests	(4,322)	(2,801)
Total stockholders’ equity	1,893,482	1,773,871
Total liabilities and stockholders’ equity	$4,690,828	$4,569,726

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
(In thousands of dollars, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2016	2015
Net sales	$1,775,961	$1,816,330
Cost of goods sold (excluding depreciation and amortization)	1,420,793	1,448,639
Selling, general and administrative expenses	269,286	264,585
Depreciation and amortization	16,374	15,921
Income from operations	69,508	87,185
Interest expense, net	18,829	20,894
Income before income taxes	50,679	66,291
Provision for income taxes	16,145	19,498
Net income	34,534	46,793
Less: Net loss attributable to noncontrolling interests	(1,519)	(238)
Net income attributable to WESCO International, Inc.	$36,053	$47,031
Other comprehensive income (loss):
Foreign currency translation adjustments	82,270	(113,814)
Post retirement benefit plan adjustment	(16)	—
Comprehensive income (loss) attributable to WESCO International, Inc.	$118,307	$(66,783)

Earnings per share attributable to WESCO International, Inc.
Basic	$0.85	$1.06
Diluted	$0.77	$0.90

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(unaudited)

	Three Months Ended
	March 31,
	2016	2015
Operating activities:
Net income	$34,534	$46,793
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,374	15,921
Deferred income taxes	6,473	7,849
Other operating activities, net	4,717	7,665
Changes in assets and liabilities:
Trade accounts receivable, net	10,648	9,705
Other accounts receivable	24,863	12,075
Inventories	(17,523)	(13,248)
Prepaid expenses and other assets	(4,597)	21,474
Accounts payable	3,223	20,589
Accrued payroll and benefit costs	(14,532)	(26,635)
Other current and noncurrent liabilities	14,388	(12,132)
Net cash provided by operating activities	78,568	90,056

Investing activities:
Acquisition payments, net of cash acquired	(50,348)	—
Capital expenditures	(3,608)	(5,026)
Other investing activities	(8,148)	785
Net cash used in investing activities	(62,104)	(4,241)

Financing activities:
Proceeds from issuance of short-term debt	20,776	49,360
Repayments of short-term debt	(16,645)	(43,958)
Proceeds from issuance of long-term debt	323,220	319,939
Repayments of long-term debt	(373,220)	(344,321)
Repurchases of common stock (Note 6)	(668)	(27,602)
Increase (decrease) in bank overdrafts	11,972	(6,725)
Other financing activities, net	(209)	(484)
Net cash used in financing activities	(34,774)	(53,791)

Effect of exchange rate changes on cash and cash equivalents	5,865	(5,992)

Net change in cash and cash equivalents	(12,445)	26,032
Cash and cash equivalents at the beginning of period	160,279	128,319
Cash and cash equivalents at the end of period	$147,834	$154,351

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. ORGANIZATION
WESCO International, Inc. and its subsidiaries (collectively, “WESCO” or the "Company"), headquartered in Pittsburgh, Pennsylvania, is a full-line distributor of electrical, industrial and communications maintenance, repair and operating (“MRO”) and original equipment manufacturers (“OEM”) products, construction materials, and advanced supply chain management and logistics services used primarily in the industrial, construction, utility and commercial, institutional and government markets. WESCO serves over 80,000 active customers globally, through approximately 500 full service branches and nine distribution centers located primarily in the United States, Canada and Mexico, with operations in 14 additional countries.
2. ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements of WESCO have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). The unaudited condensed consolidated financial information should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in WESCO’s 2015 Annual Report on Form 10-K as filed with the SEC on February 22, 2016. The Condensed Consolidated Balance Sheet at December 31, 2015 was derived from the audited Consolidated Financial Statements as of that date, but does not include all of the disclosures required by accounting principles generally accepted in the United States of America.
The unaudited Condensed Consolidated Balance Sheet as of March 31, 2016, the unaudited Condensed Consolidated Statements of Income and Comprehensive Income (Loss) for the three months ended March 31, 2016 and 2015, respectively, and the unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, respectively, in the opinion of management, have been prepared on the same basis as the audited Consolidated Financial Statements and include all adjustments necessary for the fair statement of the results of the interim periods presented herein. All adjustments reflected in the unaudited condensed consolidated financial information are of a normal recurring nature unless indicated. The results for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.
During the first quarter of 2016, the Company adopted certain accounting pronouncements that were effective beginning this fiscal year. The adoption of such guidance, as described below, resulted in certain reclassifications to amounts previously reported in the Consolidated Balance Sheet at December 31, 2015.
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

At March 31, 2016, the carrying value of WESCO’s 6.0% Convertible Senior Debentures due 2029 (the "2029 Debentures") was $178.9 million and the fair value was approximately $663.9 million. At December 31, 2015, the carrying value of WESCO’s 2029 Debentures was $177.8 million and the fair value was approximately $514.2 million. The reported carrying amounts of WESCO’s other debt instruments approximate their fair values. The Company uses a market approach to fair value all of its debt instruments, utilizing quoted prices in active markets, interest rates and other relevant information generated by market transactions involving similar instruments. Therefore, all of the Company's debt instruments are classified as Level 2 within the valuation hierarchy. For all of the Company's remaining financial instruments, consisting of cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities, carrying values are considered to approximate fair value due to the short maturity of these instruments.
Recently Adopted Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-03, Simplifying the Presentation of Debt Issuance Costs, which simplifies the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The Company adopted this new guidance on a retrospective basis effective January 1, 2016. Accordingly, the Company reclassified approximately $17.7 million of debt issuance costs from other noncurrent assets to long-term debt in the balance sheet as of December 31, 2015.
In May 2015, the FASB issued ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This updated guidance removes the requirement to categorize investments for which fair value is measured using the net asset value (NAV) per share practical expedient within the fair value hierarchy. The amendments in this ASU are effective beginning in the first quarter of 2016 and will be applied retrospectively. This updated guidance will impact the Company's defined benefit plan disclosure in its Annual Report on Form 10-K for the fiscal year ending December 31, 2016. Specifically, investments for which fair value is measured using the NAV per share practical expedient will be removed from the fair value hierarchy in all periods presented.
In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. This ASU simplifies the presentation of deferred income taxes by requiring that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent in the balance sheet. The Company elected to early adopt this ASU on a prospective basis during the first quarter of 2016. The adoption of this ASU did not have a material impact on WESCO's financial position and it had no impact on its results of operations or cash flows.
Recently Issued Accounting Pronouncements
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
In February 2016, the FASB issued ASU 2016-02, Leases, a comprehensive new standard that amends various aspects of existing accounting guidance for leases, including the recognition of a right-of-use asset and a lease liability on the balance sheet and disclosing key information about leasing arrangements. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The new leasing standard requires modified retrospective transition, which requires application of the new guidance at the beginning of the earliest comparative period presented in the year of adoption. Management is currently evaluating the impact of this new standard on WESCO's consolidated financial statements and notes thereto.
In March 2016 and April 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), and ASU 2016-10, Identifying Performance Obligations and Licensing, respectively. The amendments in these ASUs clarify the implementation guidance on principal versus agent considerations and identifying performance obligations, respectively. Neither ASU changed the core principle in the revenue recognition standard outlined above. These

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

ASUs apply to all entities that enter into contracts with customers to transfer goods or services (that are an output of the entity’s ordinary activities) in exchange for consideration. The effective dates and transition requirements for these ASUs are the same as the effective dates and transition requirements of the revenue recognition guidance outlined above. Management is currently evaluating the impact of these ASUs on WESCO's consolidated financial statements and notes thereto.
In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this ASU affect all entities that issue share-based payment awards to their employees. Management is currently evaluating the impact of this accounting standard on WESCO's consolidated financial statements and notes thereto.
Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to WESCO’s financial position, results of operations or cash flows.
3. ACQUISITIONS
The following table sets forth the consideration paid for acquisitions:

Three Months Ended
(In thousands of dollars)	March 31, 2016
Fair value of assets acquired	$77,005
Fair value of liabilities assumed	25,005
Cash paid for acquisitions	$52,000
Supplemental cash flow disclosure:
Cash paid for acquisitions	$52,000
Less: cash acquired	(1,652)
Cash paid for acquisitions, net of cash acquired	$50,348
The fair values of assets acquired and liabilities assumed during the three months ended March 31, 2016 are based upon preliminary calculations and valuations. WESCO's estimates and assumptions for its preliminary purchase price allocation are subject to change as it obtains additional information for its estimates during the respective measurement period (up to one year from the respective acquisition date).
Acquisition of Atlanta Electrical Distributors, LLC
On March 14, 2016, WESCO Distribution, Inc. completed the acquisition of Atlanta Electrical Distributors, LLC ("AED"), an Atlanta-based electrical distributor focused on the construction and MRO markets from five locations in Georgia with approximately $85 million in annual sales. WESCO funded the purchase price paid at closing with borrowings under its revolving credit facility. The purchase price was allocated to the respective assets and liabilities based upon their estimated fair values as of the acquisition date. In addition to the cash paid at closing, the purchase price includes a contingent payment that may be earned upon the achievement of certain financial performance targets over three consecutive one year periods. The fair value of the contingent consideration was determined using a probability-weighted outcome analysis and Level 3 inputs such as internal forecasts. This amount has been accrued at the maximum potential payout under the terms of the purchase agreement and it is included in the fair value of liabilities assumed as presented above. The preliminary fair value of intangibles was estimated by management and the allocation resulted in intangible assets of $13.7 million and goodwill of $41.1 million. Management believes that the majority of goodwill is deductible for tax purposes.
2015 Acquisitions of Needham Electric Supply Corporation and Hill Country Electric Supply, LP
On October 30, 2015, WESCO Distribution, Inc. completed the acquisition of Needham Electric Supply Corporation, an electrical distributor focused on the commercial construction and lighting national account markets from 24 locations in Massachusetts, New Hampshire and Vermont with approximately $115 million in annual sales. WESCO funded the purchase price paid at closing with cash and borrowings under its Revolving Credit Facility. The purchase price was allocated to the respective assets and liabilities based upon their estimated fair values as of the acquisition date. The fair value of intangibles was estimated by management and the allocation resulted in intangible assets of $31.0 million and goodwill of $35.7 million.

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
On May 1, 2015, WESCO Distribution, Inc. completed the acquisition of Hill Country Electric Supply, LP, an electrical distributor focused on the commercial construction market from nine locations in Central and South Texas with approximately $140 million in annual sales. WESCO funded the purchase price paid at closing with borrowings under its prior revolving credit facility. The purchase price was allocated to the respective assets and liabilities based upon their estimated fair values as of the acquisition date. The fair value of intangibles was estimated by management and the allocation resulted in intangible assets of $21.1 million and goodwill of $15.8 million. The intangible assets include customer relationships of $13.1 million amortized over 11 years, non-compete agreements of $0.2 million amortized over 5 years, and trademarks of $7.8 million amortized over 12 years. No residual value is estimated for the intangible assets being amortized. Management believes that the majority of goodwill is deductible for tax purposes.
4. GOODWILL
The following table sets forth the changes in the carrying value of goodwill:

	Three Months Ended
	March 31, 2016	March 31, 2015
	(In thousands)
Beginning balance January 1	$1,681,662	$1,735,440
Foreign currency exchange rate changes	39,918	(59,859)
Additions to goodwill for acquisitions	41,113	—
Ending balance March 31	$1,762,693	$1,675,581
5. STOCK-BASED COMPENSATION
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
During the three months ended March 31, 2016 and 2015, WESCO granted the following stock-settled stock appreciation rights, restricted stock units and performance-based awards at the following weighted-average fair values:

	Three Months Ended
	March 31, 2016	March 31, 2015
Stock-settled stock appreciation rights granted	703,510	394,182
Weighted-average fair value	$12.88	$21.68

Restricted stock units granted	143,168	78,292
Weighted-average fair value	$42.44	$69.54

Performance-based awards granted	91,768	59,661
Weighted-average fair value	$47.00	$67.81

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The fair value of stock-settled stock appreciation rights was estimated using the following weighted-average assumptions:

	Three Months Ended
	March 31, 2016	March 31, 2015
Risk free interest rate	1.2%	1.6%
Expected life (in years)	5	5
Expected volatility	32%	32%
The risk-free interest rate is based on the U.S. Treasury Daily Yield Curve rates as of the grant date. The expected life is based on historical exercise experience and the expected volatility is based on the volatility of the Company's daily stock prices over a five-year period preceding the grant date.
The following table sets forth a summary of stock-settled stock appreciation rights and related information for the three months ended March 31, 2016:

	Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2015	2,567,021	$54.47
Granted	703,510	42.50
Exercised	—	—
Forfeited	(5,490)	67.15
Outstanding at March 31, 2016	3,265,041	51.86	5.5	$31,627
Exercisable at March 31, 2016	2,269,315	$52.01	3.7	$23,021
The following table sets forth a summary of time-based restricted stock units and related information for the three months ended March 31, 2016:

	Awards	Weighted- Average Fair Value
Unvested at December 31, 2015	175,411	$74.52
Granted	143,168	42.44
Vested	(50,830)	73.08
Forfeited	(460)	78.05
Unvested at March 31, 2016	267,289	$57.78
Performance shares are awards for which the vesting will occur based on market or performance conditions. The following table sets forth a summary of performance-based awards for the three months ended March 31, 2016:

	Awards	Weighted- Average Fair Value
Unvested at December 31, 2015	114,520	$76.48
Granted	91,768	47.00
Vested	—	—
Forfeited	(33,774)	78.37
Unvested at March 31, 2016	172,514	$60.43

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The fair value of the performance shares granted during the three months ended March 31, 2016 was estimated using the following weighted-average assumptions:

Weighted-Average Assumptions
Grant date share price	$42.44
WESCO expected volatility	26.3%
Peer group median volatility	24.2%
Risk-free interest rate	0.89%
Correlation of peer company returns	121.5%
The unvested performance-based awards in the table above include 86,257 shares in which vesting of the ultimate number of shares is dependent upon WESCO's total stockholder return in relation to the total stockholder return of a select group of peer companies over a three-year period. These awards are accounted for as awards with market conditions; compensation cost is recognized over the service period, regardless of whether the market conditions are achieved and the awards ultimately vest.
Vesting of the remaining 86,257 shares of performance-based awards in the table above is dependent upon the three-year average growth rate of WESCO's net income. These awards are accounted for as awards with performance conditions; compensation cost is recognized over the performance period based upon WESCO's determination of whether it is probable that the performance targets will be achieved.
WESCO recognized $3.6 million and $3.8 million of non-cash stock-based compensation expense, which is included in selling, general and administrative expenses, for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, there was $30.5 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements for all awards previously made, of which approximately $11.4 million is expected to be recognized over the remainder of 2016, $11.5 million in 2017, $6.8 million in 2018 and $0.8 million in 2019.
During the three months ended March 31, 2016 and 2015, the total intrinsic value of all awards exercised was $2.2 million and $7.7 million, respectively. The gross deferred tax benefit associated with the exercise of awards for the three months ended March 31, 2016 and 2015 totaled $0.8 million and $2.6 million, respectively, and was recorded as an increase to additional capital.
6. EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the periods. Diluted earnings per share is computed by dividing net income by the weighted-average common shares and common share equivalents outstanding during the periods. The dilutive effect of common share equivalents is considered in the diluted earnings per share computation using the treasury stock method, which includes consideration of dilutive equity awards and contingently convertible debt.
The following table sets forth the details of basic and diluted earnings per share:

	Three Months Ended
	March 31,
(In thousands, except per share data)	2016	2015
Net income attributable to WESCO International, Inc.	$36,053	$47,031
Weighted-average common shares outstanding used in computing basic earnings per share	42,210	44,406
Common shares issuable upon exercise of dilutive equity awards	414	824
Common shares issuable from contingently convertible debentures (see below for basis of calculation)	4,189	6,966
Weighted-average common shares outstanding and common share equivalents used in computing diluted earnings per share	46,813	52,196
Earnings per share attributable to WESCO International, Inc.
Basic	$0.85	$1.06
Diluted	$0.77	$0.90

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

For the three months ended March 31, 2016 and 2015, the computation of diluted earnings per share attributable to WESCO International, Inc. excluded stock-based awards of approximately 2.3 million and 0.9 million, respectively. These amounts were excluded because their effect would have been antidilutive.
Because of WESCO’s obligation to settle the par value of the 2029 Debentures in cash upon conversion, WESCO is required to include shares underlying the 2029 Debentures in its diluted weighted-average shares outstanding when the average stock price per share for the period exceeds the conversion price of the debentures. Only the number of shares that would be issuable under the treasury stock method of accounting for share dilution are included, which is based upon the amount by which the average stock price exceeds the conversion price. The conversion price of the 2029 Debentures is $28.87. Share dilution as of March 31, 2016 is limited to a maximum of 11,947,533 shares for the 2029 Debentures. For the three months ended March 31, 2016 and 2015, the effect of the 2029 Debentures on diluted earnings per share attributable to WESCO International, Inc. was a decrease of $0.08 and $0.14, respectively.
In December 2014, the Company's Board of Directors authorized the repurchase of up to $300 million of the Company's common stock through December 31, 2017. During the year ended December 31, 2015, the Company entered into accelerated stock repurchase agreements (the "ASR Transactions") with certain financial institutions to purchase shares of its common stock. In exchange for up-front cash payments totaling $150 million, the Company received 2,468,576 shares, of which 300,651 shares were received during the three months ended March 31, 2015. The total number of shares ultimately delivered under the ASR Transactions was determined by the average of the volume-weighted-average prices of the Company's common stock for each exchange business day during the respective settlement valuation periods. WESCO funded the repurchases with borrowings under its prior revolving credit facility. For purposes of computing earnings per share, share repurchases were reflected as a reduction to common shares outstanding on the respective share delivery dates.
7. EMPLOYEE BENEFIT PLANS
A majority of WESCO’s employees are covered by defined contribution retirement savings plans for their services rendered subsequent to WESCO’s formation. WESCO also offers a deferred compensation plan for select individuals. For U.S. participants, WESCO will make contributions in an amount equal to 50% of the participant’s total monthly contributions up to a maximum of 6% of eligible compensation. For Canadian participants, WESCO will make contributions in an amount ranging from 3% to 5% of the participant’s eligible compensation based on years of continuous service. In addition, for U.S. participants, employer contributions may be made at the discretion of the Board of Directors. For the three months ended March 31, 2016 and 2015, WESCO incurred charges of $8.3 million and $5.1 million, respectively, for all such plans. Contributions are made in cash to defined contribution retirement savings plans. The deferred compensation plan is an unfunded plan. Employees have the option to transfer balances allocated to their accounts in the defined contribution retirement savings plan and the deferred compensation plan into any of the available investment options.
In connection with the December 14, 2012 acquisition of EECOL, the Company assumed a contributory defined benefit plan covering substantially all Canadian employees of EECOL and a Supplemental Executive Retirement Plan for certain executives of EECOL.
The following table reflects the components of net periodic benefit costs for the Company's defined benefit plans:

	Three Months Ended
	March 31,
(In thousands of dollars)	2016	2015
Service cost	$923	$1,171
Interest cost	926	1,042
Expected return on plan assets	(1,279)	(1,366)
Recognized actuarial gain	(10)	(4)
Net periodic benefit cost	$560	$843
During the three months ended March 31, 2016 and 2015, the Company made aggregate cash contributions of $0.5 million to its defined benefit plans.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

8. COMMITMENTS AND CONTINGENCIES
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
9. INCOME TAXES
The effective tax rate for the three months ended March 31, 2016 and 2015 was 31.9% and 29.4%, respectively. WESCO’s effective tax rate is lower than the federal statutory rate of 35% due to benefits resulting from the tax effect of intercompany financing and lower rates on foreign earnings, which are partially offset by nondeductible expenses and state taxes. During the three months ended March 31, 2016, WESCO recognized a discrete item related to the settlement of an outstanding tax matter which increased the effective tax rate by 3.4 percentage points. There were no significant discrete items in the comparable prior year quarter.
The total amount of unrecognized tax benefits was reduced by $2.3 million during the three months ended March 31, 2016 to $3.1 million due to the settlement of outstanding tax matters and the expiration of statutes of limitation. At March 31, 2016, the amount of unrecognized tax benefits that would affect the effective tax rate if recognized in the consolidated financial statements was $4.5 million. It is reasonably possible that the amount of unrecognized tax benefits will decrease by approximately $1.0 million within the next twelve months due to the expiration of statutes of limitation and the settlement of state audits. Of this amount, $0.3 million could impact the effective tax rate.

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

	Condensed Consolidating Balance Sheet
	March 31, 2016

(In thousands of dollars)	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Cash and cash equivalents	$—	$36,166	$111,668	$—	$147,834
Trade accounts receivable, net	—	—	1,091,504	—	1,091,504
Inventories	—	393,120	450,986	—	844,106
Prepaid expenses and other current assets	8	34,281	165,680	(8,971)	190,998
Total current assets	8	463,567	1,819,838	(8,971)	2,274,442
Intercompany receivables, net	—	—	1,931,545	(1,931,545)	—
Property, buildings and equipment, net	—	54,688	112,851	—	167,539
Intangible assets, net	—	3,909	417,807	—	421,716
Goodwill	—	255,251	1,507,442	—	1,762,693
Investments in affiliates	3,429,718	3,900,638	—	(7,330,356)	—
Other assets	—	23,745	40,693	—	64,438
Total assets	$3,429,726	$4,701,798	$5,830,176	$(9,270,872)	$4,690,828

Accounts payable	$—	$404,468	$330,443	$—	$734,911
Short-term debt	—	—	48,251	—	48,251
Other current liabilities	10,082	62,450	136,579	(8,971)	200,140
Total current liabilities	10,082	466,918	515,273	(8,971)	983,302
Intercompany payables, net	1,323,843	607,702	—	(1,931,545)	—
Long-term debt, net	178,896	717,869	494,462	—	1,391,227
Other noncurrent liabilities	19,101	226,601	177,115	—	422,817
Total WESCO International, Inc. stockholders' equity	1,897,804	2,682,708	4,647,648	(7,330,356)	1,897,804
Noncontrolling interests	—	—	(4,322)	—	(4,322)
Total liabilities and stockholders’ equity	$3,429,726	$4,701,798	$5,830,176	$(9,270,872)	$4,690,828

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

	Condensed Consolidating Balance Sheet
	December 31, 2015

(In thousands of dollars)	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Cash and cash equivalents	$—	$38,963	$121,316	$—	$160,279
Trade accounts receivable, net	—	—	1,075,257	—	1,075,257
Inventories	—	376,641	433,426	—	810,067
Prepaid expenses and other current assets	15	47,290	173,596	(8,970)	211,931
Total current assets	15	462,894	1,803,595	(8,970)	2,257,534
Intercompany receivables, net	—	—	1,964,848	(1,964,848)	—
Property, buildings and equipment, net	—	56,921	109,818	—	166,739
Intangible assets, net	—	4,072	399,577	—	403,649
Goodwill	—	255,251	1,426,411	—	1,681,662
Investments in affiliates	3,309,006	3,827,069	—	(7,136,075)	—
Other assets	—	32,601	27,541	—	60,142
Total assets	$3,309,021	$4,638,808	$5,731,790	$(9,109,893)	$4,569,726

Accounts payable	$—	$414,524	$300,995	$—	$715,519
Short-term debt	—	—	43,314	—	43,314
Other current liabilities	15,254	55,129	127,555	(8,970)	188,968
Total current liabilities	15,254	469,653	471,864	(8,970)	947,801
Intercompany payables, net	1,320,240	644,608	—	(1,964,848)	—
Long-term debt, net	177,753	737,490	523,819	—	1,439,062
Other noncurrent liabilities	19,102	216,515	173,375	—	408,992
Total WESCO International, Inc. stockholders' equity	1,776,672	2,570,542	4,565,533	(7,136,075)	1,776,672
Noncontrolling interests	—	—	(2,801)	—	(2,801)
Total liabilities and stockholders’ equity	$3,309,021	$4,638,808	$5,731,790	$(9,109,893)	$4,569,726

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

	Condensed Consolidating Statement of Income (Loss) and Comprehensive Income
	Three Months Ended
	March 31, 2016

(In thousands of dollars)	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net sales	$—	$800,490	$1,000,045	$(24,574)	$1,775,961
Cost of goods sold (excluding depreciation and
amortization)	—	639,673	805,694	(24,574)	1,420,793
Selling, general and administrative expenses	(378)	80,208	189,456	—	269,286
Depreciation and amortization	—	5,106	11,268	—	16,374
Results of affiliates’ operations	38,459	(8,684)	—	(29,775)	—
Interest expense (income), net	6,318	18,859	(6,348)	—	18,829
Provision for income taxes	(2,015)	18,046	114	—	16,145
Net income (loss)	34,534	29,914	(139)	(29,775)	34,534
Net loss attributable to noncontrolling interests	—	—	(1,519)	—	(1,519)
Net income attributable to WESCO International, Inc.	$34,534	$29,914	$1,380	$(29,775)	$36,053
Other comprehensive income (loss):
Foreign currency translation adjustments	82,270	82,270	82,270	(164,540)	82,270
Post retirement benefit plan adjustments	$(16)	$(16)	$(16)	$32	$(16)
Comprehensive income attributable to WESCO International, Inc.	$116,788	$112,168	$83,634	$(194,283)	$118,307

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

	Condensed Consolidating Statement of Income and Comprehensive Loss
	Three Months Ended
	March 31, 2015

(In thousands of dollars)	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net sales	$—	$839,282	$1,005,250	$(28,202)	$1,816,330
Cost of goods sold (excluding depreciation and
amortization)	—	669,806	807,035	(28,202)	1,448,639
Selling, general and administrative expenses	8	136,411	128,166	—	264,585
Depreciation and amortization	—	4,834	11,087	—	15,921
Results of affiliates’ operations	51,165	36,268	—	(87,433)	—
Interest expense (income), net	6,187	18,640	(3,933)	—	20,894
Provision for income taxes	(1,822)	2,821	18,499	—	19,498
Net income	46,792	43,038	44,396	(87,433)	46,793
Net loss attributable to noncontrolling interests	—	—	(238)	—	(238)
Net income attributable to WESCO International, Inc.	$46,792	$43,038	$44,634	$(87,433)	$47,031
Other comprehensive loss:
Foreign currency translation adjustments	(113,814)	(113,814)	(113,814)	227,628	(113,814)
Comprehensive loss attributable to WESCO International, Inc.	$(67,022)	$(70,776)	$(69,180)	$140,195	$(66,783)

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

	Condensed Consolidating Statement of Cash Flows
	Three Months Ended
	March 31, 2016

(In thousands of dollars)	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net cash (used in) provided by operating activities	$(3,138)	$62,678	$19,028	$—	$78,568
Investing activities:
Capital expenditures	—	(3,084)	(524)	—	(3,608)
Acquisition payments, net of cash acquired	—	(50,348)	—	—	(50,348)
Dividends received from subsidiaries	—	15,310	—	(15,310)	—
Other	—	(14,548)	(3,783)	10,183	(8,148)
Net cash used in investing activities	—	(52,670)	(4,307)	(5,127)	(62,104)
Financing activities:
Borrowings	3,603	284,972	69,969	(14,548)	343,996
Repayments	—	(309,337)	(84,893)	4,365	(389,865)
Increase in bank overdrafts	—	11,972	—	—	11,972
Dividends paid by subsidiaries	—	—	(15,310)	15,310	—
Other	(465)	(412)	—	—	(877)
Net cash provided by (used in) financing activities	3,138	(12,805)	(30,234)	5,127	(34,774)
Effect of exchange rate changes on cash and cash equivalents	—	—	5,865	—	5,865
Net change in cash and cash equivalents	—	(2,797)	(9,648)	—	(12,445)
Cash and cash equivalents at the beginning of period	—	38,963	121,316	—	160,279
Cash and cash equivalents at the end of period	$—	$36,166	$111,668	$—	$147,834

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

	Condensed Consolidating Statement of Cash Flows
	Three Months Ended
	March 31, 2015

(In thousands of dollars)	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net cash (used in) provided by operating activities	$(4,441)	$53,333	$41,164	$—	$90,056
Investing activities:
Capital expenditures	—	(4,005)	(1,021)	—	(5,026)
Dividends received from subsidiaries	—	16,090	—	(16,090)	—
Other	—	(43,850)	5,150	39,485	785
Net cash used in investing activities	—	(31,765)	4,129	23,395	(4,241)
Financing activities:
Borrowings	32,125	218,699	162,325	(43,850)	369,299
Repayments	—	(226,064)	(166,580)	4,365	(388,279)
Equity activities	(27,602)	—	—	—	(27,602)
Decrease in bank overdrafts	—	(6,725)	—	—	(6,725)
Dividends paid by subsidiaries	—	—	(16,090)	16,090	—
Other	(82)	(402)	—	—	(484)
Net cash provided by (used in) financing activities	4,441	(14,492)	(20,345)	(23,395)	(53,791)
Effect of exchange rate changes on cash and cash equivalents	—	—	(5,992)	—	(5,992)
Net change in cash and cash equivalents	—	7,076	18,956	—	26,032
Cash and cash equivalents at the beginning of period	—	32,508	95,811	—	128,319
Cash and cash equivalents at the end of period	$—	$39,584	$114,767	$—	$154,351
Revisions
The unaudited Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2015 was revised to appropriately present dividends paid by the non-guarantor subsidiaries and dividends received by WESCO Distribution, Inc. The revisions did not impact the consolidated amounts previously reported, nor did they impact the Company's obligations under the 2021 Notes or the 2029 Debentures.
As described in Note 1, the Company adopted certain accounting pronouncements during the first quarter of 2016 that were effective beginning this fiscal year. The adoption of such guidance resulted in certain reclassifications to amounts previously reported in the Condensed Consolidating Balance Sheet at December 31, 2015.
11. SUBSEQUENT EVENTS
The Company evaluated subsequent events and concluded that no subsequent events have occurred that would require recognition in the unaudited Condensed Consolidated Financial Statements or disclosure in the Notes thereto except as described below.
On May 3, 2016, the Company issued a press release announcing the resignation of its Chief Financial Officer with such resignation to be effective on May 31, 2016. The Company has appointed an interim Chief Financial Officer and has commenced a search process for a new Chief Financial Officer.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with the information in the unaudited condensed consolidated financial statements and notes thereto included herein and WESCO International, Inc.’s Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in its 2015 Annual Report on Form 10-K. The matters discussed herein may contain forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from expectations. Certain of these risks are set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as well as the Company’s other reports filed with the Securities and Exchange Commission.
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
We serve over 80,000 active customers globally through approximately 500 full service branches located primarily in North America, with operations in 14 additional countries and nine distribution centers located in the United States and Canada. The Company employs approximately 9,300 employees worldwide. We distribute over 1,000,000 products, grouped into six categories, from more than 25,000 suppliers utilizing a highly automated, proprietary electronic procurement and inventory replenishment system.
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
Our financial results for the first three months of 2016 reflect continued weakness in commodity-driven end markets and foreign exchange headwinds, partially offset by the benefits of ongoing cost reduction actions and organizational streamlining. Net sales decreased $40.4 million, or 2.2%, over the same period last year. Cost of goods sold as a percentage of net sales was 80.0% and 79.8% for the first three months of 2016 and 2015, respectively. Selling, general and administrative ("SG&A") expenses as a percentage of net sales were 15.2% and 14.6% for the first three months of 2016 and 2015, respectively. Operating profit was $69.5 million for the current three month period, compared to $87.2 million for the first three months of 2015. Operating profit decreased primarily due to lower sales volume, lower supplier volume rebates, and higher variable compensation costs, partially offset by effective cost controls. Net income attributable to WESCO International, Inc. for the three months ended March 31, 2016 and 2015 was $36.0 million and $47.0 million, respectively.
Cash Flow
We generated $78.6 million in operating cash flow for the first three months of 2016. Investing activities included net payments of $50.3 million for the acquisition of Atlanta Electrical Distributors, LLC and capital expenditures of $3.6 million. Financing activities consisted of borrowings and repayments of $300.7 million and $320.7 million, respectively, related to our revolving credit facility (the "Revolving Credit Facility") and borrowings and repayments of $22.5 million and $52.5 million, respectively, related to our accounts receivable securitization facility (the “Receivables Facility”). Financing activities for the first three months of 2016 also included borrowings and repayments on our various international lines of credit of approximately $20.8 million and $16.6 million, respectively. Free cash flow for the first three months of 2016 and 2015 was $75.0 million and $85.1 million, respectively.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

The following table sets forth the components of free cash flow:

	Three Months Ended
Free Cash Flow:	March 31, 2016	March 31, 2015

Cash flow provided by operations	$78.6	$90.1
Less: Capital expenditures	(3.6)	(5.0)
Free cash flow	$75.0	$85.1
Note: Free cash flow is a non-GAAP financial measure provided by the Company as an additional liquidity measure. Capital expenditures are deducted from operating cash flow to determine free cash flow. Free cash flow is available to fund the Company's financing needs.
Financing Availability
As of March 31, 2016, we had $407.3 million in total available borrowing capacity under our Revolving Credit Facility, which matures in September 2020, and $21.4 million in available borrowing capacity under our Receivables Facility, which matures in September 2018.
Critical Accounting Policies and Estimates
During the three months ended March 31, 2016, there were no significant changes to our critical accounting policies and estimates referenced in our 2015 Annual Report on Form 10-K. See Note 2 of our Notes to the Condensed Consolidated Financial Statements for information regarding our critical accounting policies.
Results of Operations
First Quarter of 2016 versus First Quarter of 2015
The following table sets forth the percentage relationship to net sales of certain items in our Condensed Consolidated Statements of Income and Comprehensive Income (Loss) for the periods presented:

	Three Months Ended
	March 31,
	2016	2015
Net sales	100.0%	100.0%
Cost of goods sold (excluding depreciation and amortization)	80.0	79.8
Selling, general and administrative expenses	15.2	14.6
Depreciation and amortization	0.9	0.8
Income from operations	3.9	4.8
Interest expense, net	1.0	1.1
Income before income taxes	2.9	3.7
Provision for income taxes	0.9	1.1
Net income attributable to WESCO International, Inc.	2.0%	2.6%
Net sales were approximately $1.8 billion for the first quarter of 2016 and 2015. Normalized organic sales decreased 6.7%; foreign exchange rates negatively impacted sales by 2.6%, and were partially offset by the positive impacts from acquisitions and number of workdays of 3.9% and 3.2%, respectively.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

The following table sets forth normalized organic sales growth:

Three Months Ended
Normalized Organic Sales:	March 31, 2016
Change in net sales	(2.2)%
Impact from acquisitions	3.9%
Impact from foreign exchange rates	(2.6)%
Impact from number of workdays	3.2%
Normalized organic sales growth	(6.7)%
Note: Normalized organic sales growth is a non-GAAP financial measure provided by the Company to give a better understanding of the Company's sales growth trends. Normalized organic sales growth is calculated by deducting the percentage impact from acquisitions, foreign exchange rates and number of workdays from the overall percentage change in consolidated net sales.
Cost of goods sold for the first quarter of 2016 and 2015 was approximately $1.4 billion, and as a percentage of net sales was 80.0% and 79.8% in 2016 and 2015, respectively. The increase in cost of goods sold as a percentage of net sales was primarily due to lower supplier volume rebates compared to last year's comparable quarter.
SG&A expenses in the first quarter of 2016 totaled $269.3 million versus $264.6 million in last year's comparable quarter. As a percentage of net sales, SG&A expenses were 15.2% in the first quarter of 2016 compared to 14.6% in the first quarter of 2015. The increase in SG&A expenses was primarily due to the effect of acquisitions and higher variable compensation costs, partially offset by the savings from headcount reductions, branch closures and consolidations, and ongoing discretionary spending cost controls.
SG&A payroll expenses for the first quarter of 2016 of $186.0 million increased by $1.4 million compared to the same quarter in 2015.
Depreciation and amortization for the first quarter of 2016 and 2015 was $16.4 million and $15.9 million, respectively.
Interest expense totaled $18.8 million for the first quarter of 2016 compared to $20.9 million in last year's comparable quarter, a decrease of 9.9%. The following table sets forth the components of interest expense:

	Three Months Ended
	March 31,
	2016	2015
	(In millions of dollars)
Amortization of debt discount	$1.2	$1.7
Amortization of deferred financing fees	0.8	1.8
Interest related to uncertain tax provisions	0.1	0.3
Accrued interest	1.6	1.6
Non-cash interest expense	3.7	5.4
Cash interest expense	15.1	15.5
Total interest expense	$18.8	$20.9
Income tax expense totaled $16.2 million in the first quarter of 2016 compared to $19.5 million in last year's comparable quarter, and the effective tax rate was 31.9% compared to 29.4% in the same quarter in 2015. Our effective tax rate is impacted by the relative amounts of income earned in the United States and foreign jurisdictions, primarily Canada, and the tax rates in these jurisdictions. The increase in the effective tax rate in the first quarter of 2016 as compared to last year’s quarter was primarily due to a discrete item related to the settlement of an outstanding tax matter.
For the first quarter of 2016, net income decreased by $12.3 million to $34.5 million compared to $46.8 million in the first quarter of 2015.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Net loss of $1.5 million was attributable to noncontrolling interests for the first quarter of 2016, as compared to net loss of $0.2 million for the first quarter of 2015. The increase in the net loss attributable to noncontrolling interests was primarily due to unfavorable changes in foreign currency exchange rates.
Net income and diluted earnings per share attributable to WESCO International, Inc. were $36.0 million and $0.77 per share, respectively, for the first quarter of 2016, compared with $47.0 million and $0.90 per share, respectively, for the first quarter of 2015.
Liquidity and Capital Resources
Total assets were $4.7 billion and $4.6 billion at March 31, 2016 and December 31, 2015, respectively. Total liabilities were $2.8 billion at March 31, 2016 and December 31, 2015. Stockholders’ equity increased $119.6 million to $1.9 billion at March 31, 2016, due to $82.3 million of foreign currency translation adjustments and net income of $36.0 million.
Our liquidity needs generally arise from fluctuations in our working capital requirements, capital expenditures, acquisitions and debt service obligations. As of March 31, 2016, we had $407.3 million in available borrowing capacity under our Revolving Credit Facility and $21.4 million in available borrowing capacity under our Receivables Facility, which combined with our cash of $96.2 million, provided liquidity of $524.9 million. Cash included in our determination of liquidity represents cash in deposit and interest bearing investment accounts. We believe cash provided by operations and financing activities will be adequate to cover our current operational and business needs. In addition, the Company regularly reviews its mix of fixed versus variable rate debt, and the Company may, from time to time, issue or retire borrowings and/or refinance existing debt in an effort to mitigate the impact of interest rate fluctuations and to maintain a cost-effective capital structure consistent with its anticipated capital requirements. At March 31, 2016, approximately 52% of the Company's debt portfolio was comprised of fixed rate debt.
We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions. We also communicate on a regular basis with our lenders regarding our financial and working capital performance, liquidity position and financial leverage. Our financial leverage ratio was 3.8 as of March 31, 2016 and December 31, 2015. In addition, we are in compliance with all covenants and restrictions contained in our debt agreements as of March 31, 2016.
The following table sets forth the Company's financial leverage ratio as of March 31, 2016 and December 31, 2015:

	Twelve months ended
Financial Leverage:	March 31, 2016	December 31, 2015
	(In millions of dollars, except ratio)
Income from operations	$356.1	$373.7
Depreciation and amortization	65.4	65.0
EBITDA	$421.5	$438.7

	March 31, 2016	December 31, 2015
Current debt and short-term borrowings	$49.5	$44.3
Long-term debt	1,391.2	1,439.1
Debt discount and deferred financing fees(1)	180.2	182.0
Total debt	$1,620.9	$1,665.4

Financial leverage ratio based on total debt	3.8	3.8

(1)	Long-term debt is presented in the condensed consolidated balance sheets net of deferred financing fees and debt discount related to the convertible debentures and term loan.
Note: Financial leverage is a non-GAAP financial measure provided by the Company to illustrate its capital structure position. Financial leverage ratio is calculated by dividing total debt, including debt discount, by EBITDA. EBITDA is defined as the trailing twelve months earnings before interest, taxes, depreciation and amortization.
At March 31, 2016, we had cash and cash equivalents totaling $147.8 million, of which $118.0 million was held by foreign subsidiaries. The cash held by some of our foreign subsidiaries could be subject to additional U.S. income taxes if repatriated.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

We believe that we are able to maintain a sufficient level of liquidity for our domestic operations and commitments without repatriation of the cash held by these foreign subsidiaries.
We did not note any triggering events or substantive changes during the first quarter of 2016 that would require an interim evaluation of impairment of goodwill or indefinite-lived intangible assets. We will perform our annual impairment testing of goodwill and indefinite-lived intangible assets during the fourth quarter. To test for impairment, we estimate the fair value of our reporting units, which requires judgment and involves the use of significant estimates and assumptions. The determination of fair value could be negatively affected by the current weak market conditions, including the challenging macroeconomic indicators in the markets in which we operate and those where our customers are based.
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
Cash Flow
Operating Activities. Cash provided by operating activities for the first three months of 2016 totaled $78.6 million, compared with $90.1 million of cash generated for the first three months of 2015. Cash provided by operating activities included net income of $34.5 million and adjustments to net income totaling $27.6 million. Other sources of cash in 2016 included: a decrease in other accounts receivable of $24.9 million due mostly to the collection of supplier volume rebates; an increase in other current and noncurrent liabilities of $14.4 million; a decrease in trade receivables of $10.6 million resulting from the decrease in sales; and, a $3.2 million increase in accounts payable. Primary uses of cash in 2016 included: $17.5 million for the increase in inventory; $14.5 million for the decrease in accrued payroll and benefit costs resulting primarily from the payment of management incentive compensation earned by employees in 2015; and, $4.6 million for the increase in prepaid expenses and other assets.
Cash provided by operating activities for the first three months of 2015 totaled $90.1 million, which included net income of $46.8 million and adjustments to net income totaling $31.3 million. Other sources of cash in 2015 were generated from a decrease in trade receivables of $9.7 million resulting from lower sales in the latter part of the quarter, a decrease in other accounts receivable of $12.1 million due mostly to the collection of supplier volume rebates, a $21.5 million decrease in prepaid expenses and other assets, and an increase in accounts payable of $20.6 million. Primary uses of cash in 2015 included: $13.2 million for the increase in inventory; $26.6 million for the decrease in accrued payroll and benefit costs resulting primarily from the payment of management incentive compensation earned by employees in 2014; and, a decrease in other current and noncurrent liabilities of $12.1 million.
Investing Activities. Net cash used in investing activities for the first three months of 2016 was $62.1 million, compared with $4.2 million of net cash used during the first three months of 2015. Included in the first three months of 2016 were net acquisition payments of $50.3 million. Capital expenditures were $3.6 million for the three month period ended March 31, 2016 as compared to $5.0 million for the three month period ended March 31, 2015.
Financing Activities. Net cash used in financing activities for the first three months of 2016 was $34.8 million, compared to $53.8 million used in the first three months of 2015. During the first three months of 2016, financing activities consisted of borrowings and repayments of $300.7 million and $320.7 million, respectively, related to our Revolving Credit Facility and borrowings and repayments of $22.5 million and $52.5 million, respectively, related to our Receivables Facility. Financing activities in 2016 also included borrowings and repayments on our various international lines of credit of approximately $20.8 million and $16.6 million, respectively.
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
Contractual Cash Obligations and Other Commercial Commitments
There were no material changes in our contractual obligations and other commercial commitments that would require an update to the disclosure provided in our 2015 Annual Report on Form 10-K. Management believes that cash generated from operations, together with amounts available under our Revolving Credit Facility and the Receivables Facility, will be sufficient

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

to meet our working capital, capital expenditures and other cash requirements for the foreseeable future. However, there can be no assurances that this will continue to be the case.
Inflation
The rate of inflation, as measured by changes in the producer price index, affects different commodities, the cost of products purchased and ultimately the pricing of our different products and product classes to our customers. Our pricing related to inflation did not have a measurable impact on our sales for the three months ended March 31, 2016. Historically, price changes from suppliers have been consistent with inflation and have not had a material impact on the results of operations.
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
Forward-Looking Statements
From time to time in this report and in other written reports and oral statements, references are made to expectations regarding our future performance. When used in this context, the words “anticipates,” “plans,” “believes,” “estimates,” “intends,” “expects,” “projects,” “will” and similar expressions may identify forward-looking statements, although not all forward-looking statements contain such words. Such statements including, but not limited to, our statements regarding business strategy, growth strategy, competitive strengths, productivity and profitability enhancement, competition, new product and service introductions and liquidity and capital resources are based on management’s beliefs, as well as on assumptions made by and information currently available to, management, and involve various risks and uncertainties, some of which are beyond our control. Our actual results could differ materially from those expressed in any forward-looking statement made by us or on our behalf. In light of these risks and uncertainties, there can be no assurance that the forward-looking information will in fact prove to be accurate. Certain of these risks are set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as well as the Company’s other reports filed with the Securities and Exchange Commission. We have undertaken no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Item 3.    Quantitative and Qualitative Disclosures about Market Risks.
There have not been any material changes to our exposures to market risk during the quarter ended March 31, 2016 that would require an update to the relevant disclosures provided in our 2015 Annual Report on Form 10-K.
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
Changes in Internal Control Over Financial Reporting
During the first quarter of 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
There have been no material changes to the risk factors previously disclosed in Item 1A. to Part 1 of WESCO’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
Item 6.    Exhibits.
(a)Exhibits
(10)    Material Contracts

(1)	Form of Non-Employee Director Restricted Stock Unit Agreement*
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
(2)    Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS    XBRL Instance Document.
101.SCH    XBRL Taxonomy Extension Schema Document.
101.CAL    XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF    XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB    XBRL Taxonomy Extension Label Linkbase Document.
101.PRE    XBRL Taxonomy Extension Presentation Linkbase Document.

*	Exhibit 10.1 is being refiled in its entirety as some portions of the exhibit were inadvertently omitted from its original filing on February 22, 2016.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESCO International, Inc.
(Registrant)

May 6, 2016	By:	/s/ Kenneth S. Parks
(Date)		Kenneth S. Parks
Senior Vice President and Chief Financial Officer