Form 10-Q
period 2016-06-30
WESCO INTERNATIONAL INC
filed 2016-08-08
CIK 929008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 5, 2016, 42,276,512 shares of common stock, $.01 par value, of the registrant were outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
The interim financial information required by this item is set forth in the Condensed Consolidated Financial Statements and Notes thereto in this Quarterly Report on Form 10-Q, as follows:

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except share data)
(unaudited)

	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$160,290	$160,279
Trade accounts receivable, net of allowance for doubtful accounts of $23,337 and $22,587 in 2016 and 2015, respectively	1,117,983	1,075,257
Other accounts receivable	55,354	81,242
Inventories	831,053	810,067
Current deferred income taxes (Note 2)	—	8,455
Prepaid expenses and other current assets	141,957	122,234
Total current assets	2,306,637	2,257,534
Property, buildings and equipment, net of accumulated depreciation of $252,234 and $243,005 in 2016 and 2015, respectively	163,857	166,739
Intangible assets, net of accumulated amortization of $161,933 and $138,374 in 2016 and 2015, respectively	420,147	403,649
Goodwill	1,740,156	1,681,662
Other assets	61,879	60,142
Total assets	$4,692,676	$4,569,726
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$712,898	$715,519
Accrued payroll and benefit costs	49,463	51,258
Short-term debt	43,494	43,314
Current portion of long-term debt	1,239	1,025
Bank overdrafts	40,669	34,170
Other current liabilities	123,184	102,515
Total current liabilities	970,947	947,801
Long-term debt, net of discount and debt issuance costs of $183,997 and $182,041 in 2016 and 2015, respectively	1,360,658	1,439,062
Deferred income taxes	361,949	364,838
Other noncurrent liabilities	56,548	44,154
Total liabilities	$2,750,102	$2,795,855
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $.01 par value; 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 210,000,000 shares authorized, 58,642,370 and 58,597,380 shares issued and 42,242,237 and 42,173,790 shares outstanding in 2016 and 2015, respectively	586	586
Class B nonvoting convertible common stock, $.01 par value; 20,000,000 shares authorized, 4,339,431 issued and no shares outstanding in 2016 and 2015, respectively	43	43
Additional capital	1,119,940	1,117,421
Retained earnings	1,940,767	1,854,456
Treasury stock, at cost; 20,739,564 and 20,763,021 shares in 2016 and 2015, respectively	(771,830)	(772,679)
Accumulated other comprehensive loss	(342,666)	(423,155)
Total WESCO International, Inc. stockholders' equity	1,946,840	1,776,672
Noncontrolling interests	(4,266)	(2,801)
Total stockholders’ equity	1,942,574	1,773,871
Total liabilities and stockholders’ equity	$4,692,676	$4,569,726

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands of dollars, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net sales	$1,911,582	$1,916,718	$3,687,543	$3,733,048
Cost of goods sold (excluding depreciation and amortization)	1,532,113	1,535,084	2,952,906	2,983,723
Selling, general and administrative expenses	274,523	275,242	543,809	539,826
Depreciation and amortization	16,959	16,139	33,332	32,060
Income from operations	87,987	90,253	157,496	177,439
Interest expense, net	19,452	18,613	38,281	39,508
Income before income taxes	68,535	71,640	119,215	137,931
Provision for income taxes	18,683	21,001	34,828	40,500
Net income	49,852	50,639	84,387	97,431
Less: Net income (loss) attributable to noncontrolling interests	54	(1,102)	(1,465)	(1,341)
Net income attributable to WESCO International, Inc.	$49,798	$51,741	$85,852	$98,772
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,765)	25,542	80,505	(88,257)
Post retirement benefit plan adjustment	—	—	(16)	—
Comprehensive income attributable to WESCO International, Inc.	$48,033	$77,283	$166,341	$10,515

Earnings per share attributable to WESCO International, Inc.
Basic	$1.18	$1.18	$2.03	$2.23
Diluted	$1.02	$1.00	$1.79	$1.90

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(unaudited)

	Six Months Ended
	June 30,
	2016	2015
Operating activities:
Net income	$84,387	$97,431
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,332	32,060
Deferred income taxes	13,425	16,717
Other operating activities, net	10,393	12,708
Changes in assets and liabilities:
Trade accounts receivable, net	(17,250)	(3,788)
Other accounts receivable	29,442	76,571
Inventories	(4,377)	(26,742)
Prepaid expenses and other assets	(12,775)	400
Accounts payable	(18,782)	846
Accrued payroll and benefit costs	(2,559)	(26,513)
Other current and noncurrent liabilities	23,374	(47,049)
Net cash provided by operating activities	138,610	132,641

Investing activities:
Acquisition payments, net of cash acquired	(50,946)	(68,502)
Capital expenditures	(7,086)	(12,624)
Other investing activities	(8,103)	1,425
Net cash used in investing activities	(66,135)	(79,701)

Financing activities:
Proceeds from issuance of short-term debt	63,745	60,420
Repayments of short-term debt	(62,937)	(58,153)
Proceeds from issuance of long-term debt	1,026,392	794,176
Repayments of long-term debt	(1,102,792)	(721,307)
Repurchases of common stock (Note 6)	(740)	(80,749)
Increase in bank overdrafts	6,474	2,692
Other financing activities, net	(6,322)	888
Net cash used in financing activities	(76,180)	(2,033)

Effect of exchange rate changes on cash and cash equivalents	3,716	(4,919)

Net change in cash and cash equivalents	11	45,988
Cash and cash equivalents at the beginning of period	160,279	128,319
Cash and cash equivalents at the end of period	$160,290	$174,307

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. ORGANIZATION
WESCO International, Inc. and its subsidiaries (collectively, “WESCO” or the "Company"), headquartered in Pittsburgh, Pennsylvania, is a full-line distributor of electrical, industrial and communications maintenance, repair and operating ("MRO") and original equipment manufacturers ("OEM") products, construction materials, and advanced supply chain management and logistics services used primarily in the industrial, construction, utility and commercial, institutional and government markets. WESCO serves over 80,000 active customers globally, through approximately 500 full service branches and nine distribution centers located primarily in the United States, Canada and Mexico, with operations in 14 additional countries.
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
The unaudited Condensed Consolidated Balance Sheet as of June 30, 2016, the unaudited Condensed Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2016 and 2015, respectively, and the unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, respectively, in the opinion of management, have been prepared on the same basis as the audited Consolidated Financial Statements and include all adjustments necessary for the fair statement of the results of the interim periods presented herein. All adjustments reflected in the unaudited condensed consolidated financial information are of a normal recurring nature unless indicated. The results for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

At June 30, 2016, the carrying value of WESCO’s 6.0% Convertible Senior Debentures due 2029 (the "2029 Debentures") was $180.1 million and the fair value was approximately $625.1 million. At December 31, 2015, the carrying value of WESCO’s 2029 Debentures was $177.8 million and the fair value was approximately $514.2 million. The reported carrying amounts of WESCO’s other debt instruments approximate their fair values. The Company uses a market approach to fair value all of its debt instruments, utilizing quoted prices in active markets, interest rates and other relevant information generated by market transactions involving similar instruments. Therefore, all of the Company's debt instruments are classified as Level 2 within the valuation hierarchy. For all of the Company's remaining financial instruments, consisting of cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities, carrying values are considered to approximate fair value due to the short maturity of these instruments.
Recently Adopted Accounting Pronouncements
In April 2015, the FASB issued Accounting Standards Update (ASU) 2015-03, Simplifying the Presentation of Debt Issuance Costs, which simplifies the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The Company adopted this new guidance on a retrospective basis effective January 1, 2016. Accordingly, the Company reclassified approximately $17.7 million of debt issuance costs from other noncurrent assets to long-term debt in the balance sheet as of December 31, 2015.
In May 2015, the FASB issued ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This updated guidance removes the requirement to categorize investments for which fair value is measured using the net asset value (NAV) per share practical expedient within the fair value hierarchy. The amendments in this ASU are effective beginning in the first quarter of 2016 and will be applied retrospectively. The adoption of this ASU is not expected to have an impact on WESCO's financial position, results of operations or cash flows; however, this updated guidance will impact the Company's defined benefit plan disclosure in its Annual Report on Form 10-K for the fiscal year ending December 31, 2016. Specifically, investments for which fair value is measured using the NAV per share practical expedient will be removed from the fair value hierarchy in all periods presented.
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
Recently Issued Accounting Pronouncements
In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of Effective Date. The Company previously reported that in May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides a framework for addressing revenue recognition issues and replaces almost all existing revenue recognition guidance in current U.S. generally accepted accounting principles. The core principle of ASU 2014-09 is for companies to recognize revenue for the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 will also result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively, and improve guidance for multiple-element arrangements. The amendments in ASU 2015-14 defer the effective date of the new revenue recognition guidance to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. During 2016, the FASB issued three ASUs that address implementation issues related to certain aspects of the new revenue recognition guidance, including ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Identifying Performance Obligations and Licensing, and ASU 2016-12, Narrow-Scope Improvements and Practical Expedients. The amendments in these ASUs do not change the core principles in the revenue recognition standard outlined above. Management is currently evaluating the future impact of this guidance on WESCO's consolidated financial statements and notes thereto.
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
3. ACQUISITIONS
The following table sets forth the consideration paid for acquisitions:

	Six Months Ended
(In thousands of dollars)	June 30, 2016	June 30, 2015
Fair value of assets acquired	$75,458	$89,786
Fair value of liabilities assumed	23,458	21,284
Cash paid for acquisitions	$52,000	$68,502
Supplemental cash flow disclosure:
Cash paid for acquisitions	$52,000	$68,502
Less: cash acquired	(1,652)	—
Cash paid for acquisitions, net of cash acquired	$50,348	$68,502
The fair values of assets acquired and liabilities assumed during the six months ended June 30, 2016 are based upon preliminary calculations and valuations. WESCO's estimates and assumptions for its preliminary purchase price allocation are subject to change as it obtains additional information for its estimates during the respective measurement period (up to one year from the respective acquisition date).
Acquisition of Atlanta Electrical Distributors, LLC
On March 14, 2016, WESCO Distribution, Inc. completed the acquisition of Atlanta Electrical Distributors, LLC, an Atlanta-based electrical distributor focused on the construction and MRO markets from five locations in Georgia with approximately $85 million in annual sales. WESCO funded the purchase price paid at closing with borrowings under its revolving credit facility. The purchase price was allocated to the respective assets and liabilities based upon their estimated fair values as of the acquisition date. In addition to the cash paid at closing, the purchase price includes a contingent payment that may be earned upon the achievement of certain financial performance targets over three consecutive one year periods. The fair value of the contingent consideration was determined using a probability-weighted outcome analysis and Level 3 inputs such as internal forecasts. This amount has been accrued at the maximum potential payout under the terms of the purchase agreement and it is included in the fair value of liabilities assumed as presented above. The preliminary fair value of intangibles was estimated by management and the allocation resulted in intangible assets of $21.8 million and goodwill of $31.3 million. The intangible assets include customer relationships of $15.8 million amortized over 13 and 14 years, a trademark of $6.0 million amortized over 13 years, and non-compete agreements of less than $0.1 million amortized over 5 years. No residual value is estimated for the intangible assets being amortized. Management believes that the majority of goodwill is deductible for tax purposes.
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

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
4. GOODWILL
The following table sets forth the changes in the carrying value of goodwill:

	Six Months Ended
	June 30, 2016	June 30, 2015
	(In thousands)
Beginning balance January 1	$1,681,662	$1,735,440
Foreign currency exchange rate changes	40,062	(46,201)
Adjustments to goodwill for acquisitions (1)	18,432	23,879
Ending balance June 30	$1,740,156	$1,713,118

(1)	Includes a $15.2 million adjustment recorded during the three months ended June 30, 2016 to correct deferred income taxes related to prior acquisitions.
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

During the three and six months ended June 30, 2016 and 2015, WESCO granted the following stock-settled stock appreciation rights, restricted stock units and performance-based awards at the following weighted-average fair values:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Stock-settled stock appreciation rights granted	4,744	—	708,254	394,182
Weighted-average fair value	$17.22	$—	$12.90	$21.68

Restricted stock units granted	137	—	143,305	78,292
Weighted-average fair value	$54.67	$—	$42.45	$69.54

Performance-based awards granted	—	—	91,768	59,661
Weighted-average fair value	$—	$—	$47.00	$67.81
The fair value of stock-settled stock appreciation rights was estimated using the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Risk free interest rate	1.2%	—%	1.2%	1.6%
Expected life (in years)	5	0	5	5
Expected volatility	32%	—%	32%	32%
The risk-free interest rate is based on the U.S. Treasury Daily Yield Curve rates as of the grant date. The expected life is based on historical exercise experience and the expected volatility is based on the volatility of the Company's daily stock prices over a five-year period preceding the grant date.
The following table sets forth a summary of stock-settled stock appreciation rights and related information for the six months ended June 30, 2016:

	Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2015	2,567,021	$54.47
Granted	708,254	42.59
Exercised	(16,216)	36.38
Forfeited	(157,897)	59.38
Outstanding at June 30, 2016	3,101,162	51.59	5.2	$25,333
Exercisable at June 30, 2016	2,190,613	$51.66	3.4	$19,508

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The following table sets forth a summary of time-based restricted stock units and related information for the six months ended June 30, 2016:

	Awards	Weighted- Average Fair Value
Unvested at December 31, 2015	175,411	$74.52
Granted	143,305	42.45
Vested	(54,879)	72.57
Forfeited	(15,486)	58.97
Unvested at June 30, 2016	248,351	$57.62
Performance shares are awards for which the vesting will occur based on market or performance conditions. The following table sets forth a summary of performance-based awards for the six months ended June 30, 2016:

	Awards	Weighted- Average Fair Value
Unvested at December 31, 2015	114,520	$76.48
Granted	91,768	47.00
Vested	—	—
Forfeited	(53,394)	71.89
Unvested at June 30, 2016	152,894	$60.39
The fair value of the performance shares granted during the six months ended June 30, 2016 was estimated using the following weighted-average assumptions:

Weighted-Average Assumptions
Grant date share price	$42.44
WESCO expected volatility	26.3%
Peer group median volatility	24.2%
Risk-free interest rate	0.89%
Correlation of peer company returns	121.5%
The unvested performance-based awards in the table above include 76,447 shares in which vesting of the ultimate number of shares is dependent upon WESCO's total stockholder return in relation to the total stockholder return of a select group of peer companies over a three-year period. These awards are accounted for as awards with market conditions; compensation cost is recognized over the service period, regardless of whether the market conditions are achieved and the awards ultimately vest.
Vesting of the remaining 76,447 shares of performance-based awards in the table above is dependent upon the three-year average growth rate of WESCO's net income. These awards are accounted for as awards with performance conditions; compensation cost is recognized over the performance period based upon WESCO's determination of whether it is probable that the performance targets will be achieved.
WESCO recognized $3.4 million and $4.0 million of non-cash stock-based compensation expense, which is included in selling, general and administrative expenses, for the three months ended June 30, 2016 and 2015, respectively. WESCO recognized $7.0 million and $7.8 million of non-cash stock-based compensation expense, which is included in selling, general and administrative expenses, for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, there was $23.9 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements for all awards previously made, of which approximately $6.9 million is expected to be recognized over the remainder of 2016, $10.4 million in 2017, $6.0 million in 2018 and $0.6 million in 2019.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

During the six months ended June 30, 2016 and 2015, the total intrinsic value of all awards exercised was $2.7 million and $15.3 million, respectively. The gross deferred tax benefit associated with the exercise of awards for the six months ended June 30, 2016 and 2015 totaled $1.0 million and $5.5 million, respectively, and was recorded as an increase to additional capital.
6. EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the periods. Diluted earnings per share is computed by dividing net income by the weighted-average common shares and common share equivalents outstanding during the periods. The dilutive effect of common share equivalents is considered in the diluted earnings per share computation using the treasury stock method, which includes consideration of equity awards and contingently convertible debt.
The following table sets forth the details of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2016	2015	2016	2015
Net income attributable to WESCO International, Inc.	$49,798	$51,741	$85,852	$98,772
Weighted-average common shares outstanding used in computing basic earnings per share	42,238	43,997	42,224	44,200
Common shares issuable upon exercise of dilutive equity awards	569	767	494	795
Common shares issuable from contingently convertible debentures (see below for basis of calculation)	5,820	7,138	5,120	7,055
Weighted-average common shares outstanding and common share equivalents used in computing diluted earnings per share	48,627	51,902	47,838	52,050
Earnings per share attributable to WESCO International, Inc.
Basic	$1.18	$1.18	$2.03	$2.23
Diluted	$1.02	$1.00	$1.79	$1.90
For the three and six months ended June 30, 2016, the computation of diluted earnings per share attributable to WESCO International, Inc. excluded stock-based awards of approximately 1.5 million and 2.1 million, respectively. For the three and six months ended June 30, 2015, the computation of diluted earnings per share attributable to WESCO International, Inc. excluded stock-based awards of approximately 0.9 million. These amounts were excluded because their effect would have been antidilutive.
Because of WESCO’s obligation to settle the par value of the 2029 Debentures in cash upon conversion, WESCO is required to include shares underlying the 2029 Debentures in its diluted weighted-average shares outstanding when the average stock price per share for the period exceeds the conversion price of the debentures. Only the number of shares that would be issuable under the treasury stock method of accounting for share dilution are included, which is based upon the amount by which the average stock price exceeds the conversion price. The conversion price of the 2029 Debentures is $28.87. Share dilution was limited to a maximum of 11,947,533 shares as of June 30, 2016. For the three and six months ended June 30, 2016, the effect of the 2029 Debentures on diluted earnings per share attributable to WESCO International, Inc. was a decrease of $0.14 and $0.22, respectively. For the three and six months ended June 30, 2015, the effect of the 2029 Debentures on diluted earnings per share attributable to WESCO International, Inc. was a decrease of $0.16 and $0.30, respectively.
In December 2014, the Company's Board of Directors authorized the repurchase of up to $300 million of the Company's common stock through December 31, 2017. During the year ended December 31, 2015, the Company entered into accelerated stock repurchase agreements (the "ASR Transactions") with certain financial institutions to purchase shares of its common stock. In exchange for up-front cash payments totaling $150 million, the Company received 2,468,576 shares, of which 1,050,927 shares were received during the six months ended June 30, 2015. The total number of shares ultimately delivered under the ASR Transactions was determined by the average of the volume-weighted-average prices of the Company's common stock for each exchange business day during the respective settlement valuation periods. WESCO funded the repurchases with

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

borrowings under its prior revolving credit facility. For purposes of computing earnings per share, share repurchases were reflected as a reduction to common shares outstanding on the respective share delivery dates.
7. DEBT
5.375% Senior Notes due 2024
On June 15, 2016, WESCO Distribution, Inc. issued $350 million aggregate principal amount of 5.375% Senior Notes due 2024 (the "2024 Notes") through a private offering exempt from the registration requirements of the Securities Act of 1933, as amended. The 2024 Notes were issued at 100% of par and are governed by an indenture (the “Indenture”) entered into on June 15, 2016 among WESCO Distribution, Inc., as issuer, WESCO International, Inc., as parent guarantor, and U.S. Bank National Association, as trustee. The 2024 Notes are unsecured senior obligations of WESCO Distribution, Inc. and are guaranteed on a senior unsecured basis by WESCO International, Inc. The 2024 Notes bear interest at a rate of 5.375% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, commencing on December 15, 2016. The notes mature on June 15, 2024.
WESCO incurred costs totaling $5.9 million to issue the 2024 Notes, which are recorded as a reduction to the carrying value of the debt. The Company intends to use the net proceeds to repay its 2029 Debentures, which are redeemable on or after September 15, 2016. Until the 2029 Debentures are repaid, the Company is using the net proceeds to temporarily reduce other debt facilities for which there are no prepayment penalties.
At any time on or after June 15, 2019, WESCO Distribution, Inc. may redeem all or a part of the 2024 Notes. Between June 15, 2019 and June 14, 2020, WESCO Distribution, Inc. may redeem all or a part of the 2024 Notes at a redemption price equal to 104.031% of the principal amount. Between June 15, 2020 and June 14, 2021, WESCO Distribution, Inc. may redeem all or a part of the 2024 Notes at a redemption price equal to 102.688% of the principal amount. Between June 15, 2021 and June 14, 2022, WESCO Distribution, Inc. may redeem all or a part of the 2024 Notes at a redemption price equal to 101.344% of the principal amount. On and after June 15, 2022, WESCO Distribution, Inc. may redeem all or a part of the 2024 Notes at a redemption price equal to 100% of the principal amount.
The Indenture governing the 2024 Notes contains customary covenants and events of default. Upon a change of control, the holders of the 2024 Notes have the right to require WESCO Distribution, Inc. to repurchase all or any part of the 2024 Notes at a redemption price equal to 101% of the principal amount thereof, plus accrued and unpaid interest.

8. EMPLOYEE BENEFIT PLANS
A majority of WESCO’s employees are covered by defined contribution retirement savings plans for their services rendered subsequent to WESCO’s formation. WESCO also offers a deferred compensation plan for select individuals. For U.S. participants, WESCO matches contributions made by employees at an amount equal to 50% of participants' total monthly contributions up to a maximum of 6% of eligible compensation. For Canadian participants, WESCO matches contributions in an amount ranging from 3% to 5% of the participant’s eligible compensation based on years of continuous service. In addition, for U.S. participants, employer contributions may be made at the discretion of the Board of Directors. For the six months ended June 30, 2016 and 2015, WESCO incurred charges of $18.1 million and $14.3 million, respectively, for all such plans. Contributions are made in cash to employee retirement savings plan accounts. The deferred compensation plan is an unfunded plan. As of June 30, 2016 and December 31, 2015, the Company's obligation under the deferred compensation plan was $21.2 million and $23.5 million, respectively. Employees have the option to transfer balances allocated to their accounts in the defined contribution retirement savings plan and the deferred compensation plan into any of the available investment options.
In connection with the December 14, 2012 acquisition of EECOL, the Company assumed a contributory defined benefit plan covering substantially all Canadian employees of EECOL and a Supplemental Executive Retirement Plan for certain executives of EECOL.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The following table reflects the components of net periodic benefit costs for the Company's defined benefit plans:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands of dollars)	2016	2015	2016	2015
Service cost	$990	$1,158	$1,913	$2,328
Interest cost	993	1,031	1,918	2,073
Expected return on plan assets	(1,372)	(1,351)	(2,651)	(2,718)
Recognized actuarial gain	(11)	(4)	(20)	(8)
Net periodic benefit cost	$600	$834	$1,160	$1,675
During the three and six months ended June 30, 2016, the Company made aggregate cash contributions of $0.5 million and $1.0 million, respectively, to its defined benefit plans.
9. COMMITMENTS AND CONTINGENCIES
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
10. INCOME TAXES
The effective tax rate for the three and six months ended June 30, 2016 was 27.3% and 29.2%, respectively. The effective tax rate for the three and six months ended June 30, 2015 was 29.3% and 29.4%, respectively. WESCO’s effective tax rate is lower than the federal statutory rate of 35% due to benefits resulting from the tax effect of intercompany financing and lower rates on foreign earnings, which are partially offset by nondeductible expenses and state taxes.
The total amount of unrecognized tax benefits was reduced by $2.3 million during the six months ended June 30, 2016 to $3.1 million due to the settlement of outstanding tax matters and the expiration of statutes of limitation. At June 30, 2016, the amount of unrecognized tax benefits that would affect the effective tax rate if recognized in the consolidated financial statements was $4.5 million. It is reasonably possible that the amount of unrecognized tax benefits will decrease by approximately $0.9 million within the next twelve months due to the expiration of statutes of limitation and the settlement of state audits. Of this amount, $0.3 million could impact the effective tax rate.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

11. CONDENSED CONSOLIDATING FINANCIAL INFORMATION
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
WESCO Distribution, Inc. has outstanding $350 million in aggregate principal amount of 2024 Notes. The 2024 Notes are unsecured senior obligations of WESCO Distribution, Inc. and are fully and unconditionally guaranteed on a senior unsecured basis by WESCO International, Inc.
Condensed consolidating financial information for WESCO International, Inc., WESCO Distribution, Inc. and the non-guarantor subsidiaries is presented in the following tables.

	Condensed Consolidating Balance Sheet
	June 30, 2016

(In thousands of dollars)	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Cash and cash equivalents	$—	$35,798	$124,492	$—	$160,290
Trade accounts receivable, net	—	—	1,117,983	—	1,117,983
Inventories	—	376,376	454,677	—	831,053
Prepaid expenses and other current assets	4	41,757	164,521	(8,971)	197,311
Total current assets	4	453,931	1,861,673	(8,971)	2,306,637
Intercompany receivables, net	—	—	1,615,622	(1,615,622)	—
Property, buildings and equipment, net	—	52,867	110,990	—	163,857
Intangible assets, net	—	3,744	416,403	—	420,147
Goodwill	—	244,648	1,495,508	—	1,740,156
Investments in affiliates	3,482,470	3,941,386	—	(7,423,856)	—
Other assets	—	23,799	38,080	—	61,879
Total assets	$3,482,474	$4,720,375	$5,538,276	$(9,048,449)	$4,692,676

Accounts payable	$—	$385,964	$326,934	$—	$712,898
Short-term debt	—	—	43,494	—	43,494
Other current liabilities	15,255	64,065	144,206	(8,971)	214,555
Total current liabilities	15,255	450,029	514,634	(8,971)	970,947
Intercompany payables, net	1,321,223	294,399	—	(1,615,622)	—
Long-term debt, net	180,054	1,023,489	157,115	—	1,360,658
Other noncurrent liabilities	19,102	226,553	172,842	—	418,497
Total WESCO International, Inc. stockholders' equity	1,946,840	2,725,905	4,697,951	(7,423,856)	1,946,840
Noncontrolling interests	—	—	(4,266)	—	(4,266)
Total liabilities and stockholders’ equity	$3,482,474	$4,720,375	$5,538,276	$(9,048,449)	$4,692,676

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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

	Condensed Consolidating Statement of Income and Comprehensive Income
	Three Months Ended
	June 30, 2016

(In thousands of dollars)	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net sales	$—	$853,028	$1,087,050	$(28,496)	$1,911,582
Cost of goods sold (excluding depreciation and
amortization)	—	682,808	877,801	(28,496)	1,532,113
Selling, general and administrative expenses	11	142,942	131,570	—	274,523
Depreciation and amortization	—	5,098	11,861	—	16,959
Results of affiliates’ operations	54,511	42,518	—	(97,029)	—
Interest expense (income), net	6,333	20,845	(7,726)	—	19,452
Income tax (benefit) expense	(1,685)	(1,108)	21,476	—	18,683
Net income	49,852	44,961	52,068	(97,029)	49,852
Net income attributable to noncontrolling interests	—	—	54	—	54
Net income attributable to WESCO International, Inc.	$49,852	$44,961	$52,014	$(97,029)	$49,798
Other comprehensive loss:
Foreign currency translation adjustments	(1,765)	(1,765)	(1,765)	3,530	(1,765)
Comprehensive income attributable to WESCO International, Inc.	$48,087	$43,196	$50,249	$(93,499)	$48,033

	Condensed Consolidating Statement of Income and Comprehensive Income
	Three Months Ended
	June 30, 2015

(In thousands of dollars)	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net sales	$—	$884,769	$1,062,255	$(30,306)	$1,916,718
Cost of goods sold (excluding depreciation and
amortization)	—	714,088	851,302	(30,306)	1,535,084
Selling, general and administrative expenses	9	147,911	127,322	—	275,242
Depreciation and amortization	—	4,940	11,199	—	16,139
Results of affiliates’ operations	55,029	46,387	—	(101,416)	—
Interest expense (income), net	6,200	17,240	(4,827)	—	18,613
Income tax (benefit) expense	(1,819)	167	22,653	—	21,001
Net income	50,639	46,810	54,606	(101,416)	50,639
Net loss attributable to noncontrolling interests	—	—	(1,102)	—	(1,102)
Net income attributable to WESCO International, Inc.	$50,639	$46,810	$55,708	$(101,416)	$51,741
Other comprehensive income:
Foreign currency translation adjustments	25,542	25,542	25,542	(51,084)	25,542
Comprehensive income attributable to WESCO International, Inc.	$76,181	$72,352	$81,250	$(152,500)	$77,283

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

	Condensed Consolidating Statement of Income and Comprehensive Income
	Six Months Ended
	June 30, 2016

(In thousands of dollars)	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net sales	$—	$1,653,518	$2,087,095	$(53,070)	$3,687,543
Cost of goods sold (excluding depreciation and
amortization)	—	1,322,481	1,683,495	(53,070)	2,952,906
Selling, general and administrative expenses	(366)	223,149	321,026	—	543,809
Depreciation and amortization	—	10,203	23,129	—	33,332
Results of affiliates’ operations	92,970	33,834	—	(126,804)	—
Interest expense (income), net	12,651	39,704	(14,074)	—	38,281
Income tax (benefit) expense	(3,702)	16,939	21,591	—	34,828
Net income	84,387	74,876	51,928	(126,804)	84,387
Net loss attributable to noncontrolling interests	—	—	(1,465)	—	(1,465)
Net income attributable to WESCO International, Inc.	$84,387	$74,876	$53,393	$(126,804)	$85,852
Other comprehensive income (loss):
Foreign currency translation adjustments	80,505	80,505	80,505	(161,010)	80,505
Post retirement benefit plan adjustments	$(16)	$(16)	$(16)	$32	$(16)
Comprehensive income attributable to WESCO International, Inc.	$164,876	$155,365	$133,882	$(287,782)	$166,341

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

	Condensed Consolidating Statement of Income and Comprehensive Income
	Six Months Ended
	June 30, 2015

(In thousands of dollars)	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net sales	$—	$1,724,052	$2,067,504	$(58,508)	$3,733,048
Cost of goods sold (excluding depreciation and
amortization)	—	1,383,896	1,658,335	(58,508)	2,983,723
Selling, general and administrative expenses	16	284,322	255,488	—	539,826
Depreciation and amortization	—	9,774	22,286	—	32,060
Results of affiliates’ operations	106,194	82,655	—	(188,849)	—
Interest expense (income), net	12,388	35,880	(8,760)	—	39,508
Provision for income taxes	(3,641)	2,989	41,152	—	40,500
Net income	97,431	89,846	99,003	(188,849)	97,431
Net loss attributable to noncontrolling interests	—	—	(1,341)	—	(1,341)
Net income attributable to WESCO International, Inc.	$97,431	$89,846	$100,344	$(188,849)	$98,772
Other comprehensive loss:
Foreign currency translation adjustments	(88,257)	(88,257)	(88,257)	176,514	(88,257)
Comprehensive income attributable to WESCO International, Inc.	$9,174	$1,589	$12,087	$(12,335)	$10,515

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

	Condensed Consolidating Statement of Cash Flows
	Six Months Ended
	June 30, 2016

(In thousands of dollars)	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net cash (used in) provided by operating activities	$(233)	$(236,891)	$375,734	$—	$138,610
Investing activities:
Capital expenditures	—	(5,507)	(1,579)	—	(7,086)
Acquisition payments, net of cash acquired	—	(50,946)	—	—	(50,946)
Dividends received from subsidiaries	—	31,234	—	(31,234)	—
Other	—	(23,477)	627	14,747	(8,103)
Net cash used in investing activities	—	(48,696)	(952)	(16,487)	(66,135)
Financing activities:
Borrowings	973	919,017	193,624	(23,477)	1,090,137
Repayments	—	(636,747)	(537,712)	8,730	(1,165,729)
Dividends paid by subsidiaries	—	—	(31,234)	31,234	—
Other	(740)	152	—	—	(588)
Net cash provided by (used in) financing activities	233	282,422	(375,322)	16,487	(76,180)
Effect of exchange rate changes on cash and cash equivalents	—	—	3,716	—	3,716
Net change in cash and cash equivalents	—	(3,165)	3,176	—	11
Cash and cash equivalents at the beginning of period	—	38,963	121,316	—	160,279
Cash and cash equivalents at the end of period	$—	$35,798	$124,492	$—	$160,290

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

	Condensed Consolidating Statement of Cash Flows
	Six Months Ended
	June 30, 2015

(In thousands of dollars)	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net cash provided by operating activities	$2,440	$91,787	$38,414	$—	$132,641
Investing activities:
Capital expenditures	—	(7,144)	(5,480)	—	(12,624)
Acquisition payments, net of cash acquired	—	(68,502)	—	—	(68,502)
Dividends received from subsidiaries	—	32,600	—	(32,600)	—
Other	—	(100,639)	10,155	91,909	1,425
Net cash used in investing activities	—	(143,685)	4,675	59,309	(79,701)
Financing activities:
Borrowings	76,769	598,269	280,197	(100,639)	854,596
Repayments	—	(537,194)	(250,996)	8,730	(779,460)
Equity activities	(80,749)	—	—	—	(80,749)
Dividends paid by subsidiaries	—	—	(32,600)	32,600	—
Other	1,540	2,040	—	—	3,580
Net cash (used in) provided by financing activities	(2,440)	63,115	(3,399)	(59,309)	(2,033)
Effect of exchange rate changes on cash and cash equivalents	—	—	(4,919)	—	(4,919)
Net change in cash and cash equivalents	—	11,217	34,771	—	45,988
Cash and cash equivalents at the beginning of period	—	32,508	95,811	—	128,319
Cash and cash equivalents at the end of period	$—	$43,725	$130,582	$—	$174,307
Revisions
The unaudited Condensed Consolidating Statement of Cash Flows for the six months ended June 30, 2015 was revised to appropriately present dividends paid by the non-guarantor subsidiaries and dividends received by WESCO Distribution, Inc. The revisions did not impact the consolidated amounts previously reported, nor did they impact the Company's obligations under the 2021 Notes or the 2029 Debentures.
As described in Note 2, the Company adopted certain accounting pronouncements during the first quarter of 2016 that were effective beginning this fiscal year. The adoption of such guidance resulted in certain reclassifications to amounts previously reported in the Condensed Consolidating Balance Sheet at December 31, 2015.
12. SUBSEQUENT EVENTS
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
Company Overview
WESCO International, Inc., incorporated in 1993 and effectively formed in February 1994 upon acquiring a distribution business from Westinghouse Electric Corporation, is a leading North American based distributor of products and provider of advanced supply chain management and logistics services used primarily in industrial, construction, utility and commercial, institutional and government (“CIG”) markets. We are a leading provider of electrical, industrial, and communications maintenance, repair and operating (“MRO”) and original equipment manufacturers (“OEM”) products, construction materials, and advanced supply chain management and logistics services. Our primary product categories include general electrical and industrial supplies, wire, cable and conduit, communications and security, electrical distribution and controls, lighting and sustainability, and automation, controls and motors.
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
Our financial results for the first six months of 2016 reflect a challenging market environment and the negative effects of foreign currency exchange, partially offset by the benefits of cost reduction actions and discretionary spending controls. Net sales decreased $45.5 million, or 1.2%, over the same period last year. Cost of goods sold as a percentage of net sales was 80.1% and 79.9% for the first six months of 2016 and 2015, respectively. Selling, general and administrative ("SG&A") expenses as a percentage of net sales were 14.7% and 14.5% for the first six months of 2016 and 2015, respectively. Operating profit was $157.5 million for the current six month period, compared to $177.4 million for the first six months of 2015. Operating profit decreased primarily due to unfavorable business mix, which was partially offset by effective cost controls. Net income attributable to WESCO International, Inc. for the six months ended June 30, 2016 and 2015 was $85.9 million and $98.8 million, respectively.
Cash Flow
We generated $138.6 million in operating cash flow for the first six months of 2016. Investing activities included net payments of $50.9 million, primarily for the acquisition of Atlanta Electrical Distributors, LLC, and capital expenditures of $7.1 million. Financing activities consisted of borrowings and repayments of $602.3 million and $661.3 million, respectively, related to our revolving credit facility (the "Revolving Credit Facility"), borrowings and repayments of $74.1 million and $441.5 million, respectively, related to our accounts receivable securitization facility (the “Receivables Facility”) and proceeds from the issuance of 5.375% Senior Notes due 2024 (the "2024 Notes") of $350.0 million. Financing activities for the first six months of 2016 also included borrowings and repayments on our various international lines of credit of approximately $63.7 million and $62.9 million, respectively. Free cash flow for the first six months of 2016 and 2015 was $131.5 million and $120.0 million, respectively.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

The following table sets forth the components of free cash flow:

	Three Months Ended		Six Months Ended
Free Cash Flow:	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Cash flow provided by operations	$60.0	$42.5	$138.6	$132.6
Less: Capital expenditures	(3.5)	(7.6)	(7.1)	(12.6)
Free cash flow	$56.5	$34.9	$131.5	$120.0
Note: Free cash flow is a non-GAAP financial measure provided by the Company as an additional liquidity measure. Capital expenditures are deducted from operating cash flow to determine free cash flow. Free cash flow is available to fund the Company's financing needs.
Financing Availability
As of June 30, 2016, we had $507.7 million in total available borrowing capacity under our Revolving Credit Facility, which matures in September 2020, and $374.9 million in available borrowing capacity under our Receivables Facility, which matures in September 2018.
Critical Accounting Policies and Estimates
During the six months ended June 30, 2016, there were no significant changes to our critical accounting policies and estimates referenced in our 2015 Annual Report on Form 10-K. See Note 2 of our Notes to Condensed Consolidated Financial Statements for information regarding our critical accounting policies.
Results of Operations
Second Quarter of 2016 versus Second Quarter of 2015
The following table sets forth the percentage relationship to net sales of certain items in our Condensed Consolidated Statements of Income and Comprehensive Income for the periods presented:

	Three Months Ended
	June 30,
	2016	2015
Net sales	100.0%	100.0%
Cost of goods sold (excluding depreciation and amortization)	80.1	80.1
Selling, general and administrative expenses	14.4	14.4
Depreciation and amortization	0.9	0.8
Income from operations	4.6	4.7
Interest expense, net	1.0	1.0
Income before income taxes	3.6	3.7
Provision for income taxes	1.0	1.1
Net income attributable to WESCO International, Inc.	2.6%	2.6%
Net sales were approximately $1.9 billion for the second quarter of 2016 and 2015. Acquisitions had a 3.7% positive impact on net sales and were partially offset by a 0.9% impact from foreign exchange rates, resulting in a 3.1% decrease in normalized organic sales for the second quarter of 2016.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

The following table sets forth normalized organic sales growth for the period presented:

Three Months Ended
Normalized Organic Sales:	June 30, 2016
Change in net sales	(0.3)%
Impact from acquisitions	3.7%
Impact from foreign exchange rates	(0.9)%
Impact from number of workdays	—%
Normalized organic sales growth	(3.1)%
Note: Normalized organic sales growth is a non-GAAP financial measure provided by the Company to give a better understanding of the Company's sales growth trends. Normalized organic sales growth is calculated by deducting the percentage impact from acquisitions in the first year of ownership, foreign exchange rates and number of workdays from the overall percentage change in consolidated net sales.
Cost of goods sold for the second quarter of 2016 and 2015 was approximately $1.5 billion, and as a percentage of net sales was 80.1% in 2016 and 2015.
SG&A expenses in the second quarter of 2016 totaled $274.5 million versus $275.2 million in last year's comparable quarter. As a percentage of net sales, SG&A expenses in the second quarter of 2016 and 2015 were 14.4%. SG&A expenses were flat due to costs from recent acquisitions and higher payroll expenses, which were offset by savings from headcount reductions, branch closures and consolidations, and ongoing discretionary spending cost controls.
SG&A payroll expenses for the second quarter of 2016 of $194.0 million increased by $0.7 million compared to the same quarter in 2015.
Depreciation and amortization for the second quarter of 2016 and 2015 was $17.0 million and $16.1 million, respectively.
Interest expense totaled $19.5 million for the second quarter of 2016 compared to $18.6 million in last year's comparable quarter, an increase of 4.5%. The following table sets forth the components of interest expense:

	Three Months Ended
	June 30,
	2016	2015
	(In millions of dollars)
Amortization of debt discount	$1.2	$1.5
Amortization of deferred financing fees	0.9	1.5
Interest related to uncertain tax provisions	0.1	0.1
Accrued interest	(1.0)	(1.5)
Non-cash interest expense	1.2	1.6
Cash interest expense	18.3	17.0
Total interest expense	$19.5	$18.6
Income tax expense totaled $18.7 million in the second quarter of 2016 compared to $21.0 million in last year's comparable quarter, and the effective tax rate was 27.3% compared to 29.3% in the same quarter in 2015. Our effective tax rate is impacted by the relative amounts of income earned in the United States and foreign jurisdictions, primarily Canada, and the tax rates in these jurisdictions. The decrease in the effective tax rate in the second quarter of 2016 as compared to last year’s quarter was primarily due to the relative amounts of income earned in foreign jurisdictions with lower tax rates.
For the second quarter of 2016, net income decreased by $0.7 million to $49.9 million compared to $50.6 million in the second quarter of 2015.
Net income of $0.1 million was attributable to noncontrolling interests for the second quarter of 2016, as compared to a net loss of $1.1 million for the second quarter of 2015. The change in net income (loss) attributable to noncontrolling interests was primarily due to foreign currency transactions.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Net income and diluted earnings per share attributable to WESCO International, Inc. were $49.8 million and $1.02 per share, respectively, for the second quarter of 2016, compared with $51.7 million and $1.00 per share, respectively, for the second quarter of 2015.
Six Months Ended June 30, 2016 versus Six Months Ended June 30, 2015
The following table sets forth the percentage relationship to net sales of certain items in our Condensed Consolidated Statements of Income and Comprehensive Income for the periods presented:

	Six Months Ended
	June 30,
	2016	2015
Net sales	100.0%	100.0%
Cost of goods sold (excluding depreciation and amortization)	80.1	79.9
Selling, general and administrative expenses	14.7	14.5
Depreciation and amortization	0.9	0.9
Income from operations	4.3	4.8
Interest expense, net	1.1	1.1
Income before income taxes	3.2	3.7
Provision for income taxes	0.9	1.1
Net income attributable to WESCO International, Inc.	2.3%	2.6%
Net sales were approximately $3.7 billion for the first six months of 2016 and 2015. Acquisitions and workdays had positive impacts on net sales of 3.8% and 1.6%, respectively, and were partially offset by a 1.7% impact from foreign exchange rates, resulting in a 4.9% decrease in normalized organic sales growth for the first six months of 2016.
The following table sets forth normalized organic sales growth for the period presented:

Six Months Ended
Normalized Organic Sales:	June 30, 2016
Change in net sales	(1.2)%
Impact from acquisitions	3.8%
Impact from foreign exchange rates	(1.7)%
Impact from number of workdays	1.6%
Normalized organic sales growth	(4.9)%
Note: Normalized organic sales growth is a non-GAAP financial measure provided by the Company to give a better understanding of the Company's sales growth trends. Normalized organic sales growth is calculated by deducting the percentage impact from acquisitions in the first year of ownership, foreign exchange rates and number of workdays from the overall percentage change in consolidated net sales.
Cost of goods sold for the first six months of 2016 and 2015 was approximately $3.0 billion, and as a percentage of net sales was 80.1% and 79.9% in 2016 and 2015, respectively. The increase in cost of goods sold as a percentage of net sales was primarily due to unfavorable business mix.
SG&A expenses in the first six months of 2016 totaled $543.8 million versus $539.8 million in last year's comparable period. As a percentage of net sales, SG&A expenses were 14.7% in the first six months of 2016 compared to 14.5% in the first six months of 2015. The increase in SG&A expenses was primarily due to an increase in costs from recent acquisitions and higher payroll expenses, which were partially offset by savings from headcount reductions, branch closures and consolidations, and ongoing discretionary spending cost controls.
SG&A payroll expenses for the first six months of 2016 of $379.9 million increased by $2.0 million compared to the same period in 2015.
Depreciation and amortization for the first six months of 2016 and 2015 was $33.3 million and $32.1 million, respectively.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Interest expense totaled $38.3 million for the first six months of 2016 compared to $39.5 million for the first six months of 2015, a decrease of 3.1%. The following table sets forth the components of interest expense:

	Six Months Ended
	June 30,
	2016	2015
	(In millions of dollars)
Amortization of debt discount	$2.3	$3.2
Amortization of deferred financing fees	1.7	3.4
Interest related to uncertain tax provisions	0.3	0.4
Accrued interest	0.7	—
Non-cash interest expense	5.0	7.0
Cash interest expense	33.3	32.5
Total interest expense	$38.3	$39.5
Income tax expense totaled $34.8 million in the first six months of 2016 compared to $40.5 million in last year's comparable period, and the effective tax rate was 29.2% compared to 29.4% in the same period in 2015.
For the first six months of 2016, net income decreased by $13.0 million to $84.4 million compared to $97.4 million in the first six months of 2015.
Net loss of $1.5 million and $1.3 million was attributable to noncontrolling interests for the first six months of 2016 and 2015, respectively.
Net income and diluted earnings per share attributable to WESCO International, Inc. were $85.9 million and $1.79 per share, respectively, for the first six months of 2016, compared with $98.8 million and $1.90 per share, respectively, for the first six months of 2015.
Liquidity and Capital Resources
Total assets were $4.7 billion and $4.6 billion at June 30, 2016 and December 31, 2015, respectively. Total liabilities were $2.8 billion at June 30, 2016 and December 31, 2015. Stockholders’ equity increased $168.7 million to $1.9 billion at June 30, 2016, primarily due to net income of $85.9 million and foreign currency translation adjustments of $80.5 million.
Our liquidity needs generally arise from fluctuations in our working capital requirements, capital expenditures, acquisitions and debt service obligations. As of June 30, 2016, we had $507.7 million in available borrowing capacity under our Revolving Credit Facility and $374.9 million in available borrowing capacity under our Receivables Facility, which combined with available cash of $114.6 million, provided liquidity of $997.2 million. Cash included in our determination of liquidity represents cash in deposit and interest bearing investment accounts. We believe cash provided by operations and financing activities will be adequate to cover our current operational and business needs. In addition, the Company regularly reviews its mix of fixed versus variable rate debt, and the Company may, from time to time, issue or retire borrowings and/or refinance existing debt in an effort to mitigate the impact of interest rate fluctuations and to maintain a cost-effective capital structure consistent with its anticipated capital requirements. At June 30, 2016, approximately 75% of the Company's debt portfolio was comprised of fixed rate debt. As previously announced, in June 2016 we issued $350 million aggregate principal amount of 2024 Notes. We intend to use the net proceeds from the 2024 Notes to repay our 6.0% Convertible Senior Debentures due 2029 (the "2029 Debentures"), which are redeemable on or after September 15, 2016. Following the redemption of the 2029 Debentures, we expect the Company's debt portfolio to be relatively balanced between fixed and variable rate debt.
We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions. We also communicate on a regular basis with our lenders regarding our financial and working capital performance, liquidity position and financial leverage. Our financial leverage ratio was 3.8 as of June 30, 2016 and December 31, 2015. In addition, we are in compliance with all covenants and restrictions contained in our debt agreements as of June 30, 2016.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

The following table sets forth the Company's financial leverage ratio as of June 30, 2016 and December 31, 2015:

	Twelve months ended
Financial Leverage:	June 30, 2016	December 31, 2015
	(In millions of dollars, except ratio)
Income from operations	$353.8	$373.7
Depreciation and amortization	66.2	65.0
EBITDA	$420.0	$438.7

	June 30, 2016	December 31, 2015
Current debt and short-term borrowings	$44.7	$44.3
Long-term debt	1,360.7	1,439.1
Debt discount and deferred financing fees(1)	184.0	182.0
Total debt	$1,589.4	$1,665.4

Financial leverage ratio based on total debt	3.8	3.8

(1)	Long-term debt is presented in the condensed consolidated balance sheets net of deferred financing fees and debt discount related to the convertible debentures and term loan.
Note: Financial leverage is a non-GAAP financial measure provided by the Company to illustrate its capital structure position. Financial leverage ratio is calculated by dividing total debt, including debt discount and deferred financing fees, by EBITDA. EBITDA is defined as the trailing twelve months earnings before interest, taxes, depreciation and amortization.
At June 30, 2016, we had cash and cash equivalents totaling $160.3 million, of which $132.6 million was held by foreign subsidiaries. The cash held by some of our foreign subsidiaries could be subject to additional U.S. income taxes if repatriated. We believe that we are able to maintain a sufficient level of liquidity for our domestic operations and commitments without repatriation of the cash held by these foreign subsidiaries.
We did not note any triggering events or substantive changes during the first six months of 2016 that would require an interim evaluation of impairment of goodwill or indefinite-lived intangible assets. We will perform our annual impairment testing of goodwill and indefinite-lived intangible assets during the fourth quarter. To test for impairment, we estimate the fair value of our reporting units, which requires judgment and involves the use of significant estimates and assumptions. The determination of fair value could be negatively affected by the current economic environment and conditions in the markets in which we operate and those where our customers are based.
Over the next several quarters, we plan to closely manage working capital, and it is expected that excess cash will be directed primarily at debt reduction, acquisitions and share repurchases. We remain focused on maintaining ample liquidity and credit availability. Until the 2029 Debentures are redeemed, we are using the net proceeds from the 2024 Notes to temporarily pay down other debt facilities for which there are no prepayment penalties. We believe our balance sheet and ability to generate ample cash flow provides us with a durable business model and should allow us to fund expansion needs and growth initiatives.
Cash Flow
Operating Activities. Cash provided by operating activities for the first six months of 2016 totaled $138.6 million, compared with $132.6 million of cash generated for the first six months of 2015. Cash provided by operating activities included net income of $84.4 million and adjustments to net income totaling $57.2 million. Other sources of cash in 2016 included: a decrease in other accounts receivable of $29.4 million due primarily to the collection of supplier volume rebates accrued in the preceding year; and, an increase in other current and noncurrent liabilities of $23.4 million. Primary uses of cash in 2016 included: a decrease in accounts payable of $18.8 million; an increase in trade receivables of $17.3 million resulting from higher sales in the latter part of the current six month period; $12.8 million for the increase in prepaid expenses and other assets; $4.4 million for the increase in inventories; and, $2.6 million for the decrease in accrued payroll and benefit costs.
Cash provided by operating activities for the first six months of 2015 totaled $132.6 million, which included net income of $97.4 million and adjustments to net income totaling $61.5 million. Other sources of cash in 2015 were primarily generated from a decrease in other accounts receivable of $76.6 million due mostly to the reversal of an accrual related to a legal settlement, as well as the collection of supplier volume rebates accrued in the preceding year. Primary uses of cash in 2015

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

included: a decrease in other current and noncurrent liabilities of $47.1 million primarily due to the legal settlement referenced above; $26.7 million for the increase in inventories; $26.5 million for the decrease in accrued payroll and benefit costs resulting primarily from the payment of management incentive compensation earned by employees in 2014; and, $3.8 million from the increase in trade receivables resulting from higher sales in the latter part of the period.
Investing Activities. Net cash used in investing activities for the first six months of 2016 was $66.1 million, compared with $79.7 million of net cash used during the first six months of 2015. Included in the first six months of 2016 were net acquisition payments of $50.9 million associated primarily with Atlanta Electrical Distributors, LLC, compared to acquisition payments of $68.5 million in the first six months of 2015, which were primarily related to the acquisition of Hill Country Electric Supply, LP. Capital expenditures were $7.1 million for the six month period ended June 30, 2016 as compared to $12.6 million for the six month period ended June 30, 2015.
Financing Activities. Net cash used in financing activities for the first six months of 2016 was $76.2 million, compared to $2.0 million used in the first six months of 2015. During the first six months of 2016, financing activities consisted of borrowings and repayments of $602.3 million and $661.3 million, respectively, related to our Revolving Credit Facility, borrowings and repayments of $74.1 million and $441.5 million, respectively, related to our Receivables Facility and proceeds from the issuance of the 2024 Notes of $350.0 million. Financing activities in 2016 also included borrowings and repayments on our various international lines of credit of approximately $63.7 million and $62.9 million, respectively.
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
Inflation
The rate of inflation, as measured by changes in the producer price index, affects different commodities, the cost of products purchased and ultimately the pricing of our different products and product classes to our customers. For the six months ended June 30, 2016, pricing negatively impacted sales by less than 50 basis points. Historically, price changes from suppliers have been consistent with inflation and have not had a material impact on the results of operations.
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
Impact of Recently Issued Accounting Standards
See Note 2 of our Notes to Condensed Consolidated Financial Statements for information regarding the effect of new accounting pronouncements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

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
Item 3.    Quantitative and Qualitative Disclosures about Market Risks.
There have not been any material changes to our exposures to market risk during the quarter ended June 30, 2016 that would require an update to the relevant disclosures provided in our 2015 Annual Report on Form 10-K.
Item 4.    Controls and Procedures.
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures and internal control over financial reporting were effective as of the end of the period covered by this report.
During the second quarter of 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
See the information set forth in Note 9 Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements under Part 1, Item 1 of this Form 10-Q, which is incorporated by reference in response to this Item.
Item 1A. Risk Factors.
There have been no material changes to the risk factors previously disclosed in Item 1A. to Part 1 of WESCO’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
Item 6.    Exhibits.
(a)Exhibits
(10)    Material Contracts

(1)
First Amendment to Fourth Amended and Restated Receivables Purchase Agreement, dated as of December 18, 2015, entered into among WESCO Receivables Corp., WESCO Distribution, Inc., the Purchasers and Purchaser Agents party thereto, and PNC Bank, National Association, as Administrator

(2)
Second Amendment to Fourth Amended and Restated Receivables Purchase Agreement, dated as of April 19, 2016, entered into among WESCO Receivables Corp., WESCO Distribution, Inc., the Purchasers and Purchaser Agents party thereto, and PNC Bank, National Association, as Administrator

(3)
Third Amendment to Fourth Amended and Restated Receivables Purchase Agreement, dated as of May 10, 2016, entered into among WESCO Receivables Corp., WESCO Distribution, Inc., the Purchasers and Purchaser Agents party thereto, and PNC Bank, National Association, as Administrator

(4)
Fourth Amendment to Fourth Amended and Restated Receivables Purchase Agreement, dated as of May 27, 2016, entered into among WESCO Receivables Corp., WESCO Distribution, Inc., the Purchasers and Purchaser Agents party thereto, and PNC Bank, National Association, as Administrator

(5)
Indenture, dated as of June 15, 2016, among WESCO Distribution, Inc., as issuer, WESCO International, Inc., as parent guarantor, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to WESCO’s Current Report on Form 8-K, dated June 15, 2016)

(6)
Registration Rights Agreement, entered into as of June 15, 2016, by and among WESCO Distribution, Inc., WESCO International, Inc. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.1 to WESCO’s Current Report on Form 8-K, dated June 15, 2016)

(31)    Rule 13a-14(a)/15d-14(a) Certifications
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

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

WESCO International, Inc.
(Registrant)

August 8, 2016	By:	/s/ Timothy A. Hibbard
(Date)		Timothy A. Hibbard
Vice President, Corporate Controller and Interim Chief Financial Officer