Form 10-Q
period 2016-09-30
WESCO INTERNATIONAL INC
filed 2016-11-04
CIK 929008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 3, 2016, 48,556,393 shares of common stock, $0.01 par value, of the registrant were outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
The interim financial information required by this item is set forth in the Condensed Consolidated Financial Statements and Notes thereto in this Quarterly Report on Form 10-Q, as follows:

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except share data)
(unaudited)

	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$112,837	$160,279
Trade accounts receivable, net of allowance for doubtful accounts of $22,943 and $22,587 in 2016 and 2015, respectively	1,102,140	1,075,257
Other accounts receivable	68,501	81,242
Inventories	832,510	810,067
Current deferred income taxes (Note 2)	—	8,455
Prepaid expenses and other current assets	127,839	122,234
Total current assets	2,243,827	2,257,534
Property, buildings and equipment, net of accumulated depreciation of $255,680 and $243,005 in 2016 and 2015, respectively	160,915	166,739
Intangible assets, net of accumulated amortization of $170,613 and $138,374 in 2016 and 2015, respectively	407,401	403,649
Goodwill	1,735,662	1,681,662
Other assets	61,548	60,142
Total assets	$4,609,353	$4,569,726
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$699,517	$715,519
Accrued payroll and benefit costs	49,157	51,258
Short-term debt	35,562	43,314
Current portion of long-term debt	1,220	1,025
Bank overdrafts	35,814	34,170
Other current liabilities	138,712	102,515
Total current liabilities	959,982	947,801
Long-term debt, net of discount and debt issuance costs of $18,238 and $182,041 in 2016 and 2015, respectively	1,418,708	1,439,062
Deferred income taxes	181,230	364,838
Other noncurrent liabilities	56,800	44,154
Total liabilities	$2,616,720	$2,795,855
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $.01 par value; 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 210,000,000 shares authorized, 58,781,758 and 58,597,380 shares issued and 48,587,942 and 42,173,790 shares outstanding in 2016 and 2015, respectively	588	586
Class B nonvoting convertible common stock, $.01 par value; 20,000,000 shares authorized, 4,339,431 issued and no shares outstanding in 2016 and 2015, respectively	43	43
Additional capital	984,856	1,117,421
Retained earnings	1,909,189	1,854,456
Treasury stock, at cost; 14,533,247 and 20,763,021 shares in 2016 and 2015, respectively	(541,706)	(772,679)
Accumulated other comprehensive loss	(356,659)	(423,155)
Total WESCO International, Inc. stockholders' equity	1,996,311	1,776,672
Noncontrolling interests	(3,678)	(2,801)
Total stockholders’ equity	1,992,633	1,773,871
Total liabilities and stockholders’ equity	$4,609,353	$4,569,726

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME AND COMPREHENSIVE (LOSS) INCOME
(In thousands of dollars, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net sales	$1,855,212	$1,923,899	$5,542,755	$5,656,947
Cost of goods sold (excluding depreciation and
amortization)	1,490,173	1,543,113	4,443,079	4,526,836
Selling, general and administrative expenses	255,547	258,151	799,356	797,980
Depreciation and amortization	16,937	16,287	50,269	48,347
Income from operations	92,555	106,348	250,051	283,784
Interest expense, net	20,792	20,417	59,073	59,924
Loss on debt redemption	123,933	—	123,933	—
(Loss) income before income taxes	(52,170)	85,931	67,045	223,860
Provision for income taxes	(21,149)	23,547	13,678	64,047
Net (loss) income	(31,021)	62,384	53,367	159,813
Less: Net income (loss) attributable to noncontrolling interests	590	(1,119)	(876)	(2,460)
Net (loss) income attributable to WESCO International, Inc.	$(31,611)	$63,503	$54,243	$162,273
Other comprehensive (loss) income:
Foreign currency translation adjustments	(13,993)	(95,377)	66,512	(183,634)
Post retirement benefit plan adjustment	—	—	(16)	—
Comprehensive (loss) income attributable to WESCO International, Inc.	$(45,604)	$(31,874)	$120,739	$(21,361)

(Loss) earnings per share attributable to WESCO International, Inc.
Basic	$(0.73)	$1.47	$1.27	$3.70
Diluted	$(0.73)	$1.28	$1.13	$3.16

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Operating activities:
Net income	$53,367	$159,813
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,269	48,347
Deferred income taxes	(21,842)	26,339
Loss on debt redemption	123,933	—
Other operating activities, net	11,228	17,498
Changes in assets and liabilities:
Trade accounts receivable, net	(3,075)	(49,799)
Other accounts receivable	15,524	64,893
Inventories	(7,651)	(38,862)
Prepaid expenses and other assets	(8,625)	(12,052)
Accounts payable	(30,289)	30,389
Accrued payroll and benefit costs	(2,648)	(20,394)
Other current and noncurrent liabilities	36,997	(50,208)
Net cash provided by operating activities	217,188	175,964

Investing activities:
Acquisition payments, net of cash acquired	(50,745)	(68,502)
Capital expenditures	(13,183)	(16,242)
Other investing activities	(3,885)	1,791
Net cash used in investing activities	(67,813)	(82,953)

Financing activities:
Proceeds from issuance of short-term debt	89,847	75,564
Repayments of short-term debt	(96,535)	(73,464)
Proceeds from issuance of long-term debt	1,731,715	1,220,334
Repayments of long-term debt	(1,915,545)	(1,128,694)
Repurchases of common stock (Note 6)	(4,073)	(155,775)
Other financing activities, net	(3,494)	(11,253)
Net cash used in financing activities	(198,085)	(73,288)

Effect of exchange rate changes on cash and cash equivalents	1,268	(15,190)

Net change in cash and cash equivalents	(47,442)	4,533
Cash and cash equivalents at the beginning of period	160,279	128,319
Cash and cash equivalents at the end of period	$112,837	$132,852

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
The unaudited Condensed Consolidated Balance Sheet as of September 30, 2016, the unaudited Condensed Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income for the three and nine months ended September 30, 2016 and 2015, respectively, and the unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, respectively, in the opinion of management, have been prepared on the same basis as the audited Consolidated Financial Statements and include all adjustments necessary for the fair statement of the results of the interim periods presented herein. All adjustments reflected in the unaudited condensed consolidated financial information are of a normal recurring nature unless indicated. The results for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

Except for WESCO’s previously outstanding 6.0% Convertible Senior Debentures due 2029 (the "2029 Debentures"), the reported carrying amounts of WESCO’s debt instruments approximate their fair values. As described in Note 7, the 2029 Debentures have been fully redeemed as of September 30, 2016. At December 31, 2015, the carrying value of WESCO’s 2029 Debentures was $177.8 million and the fair value was approximately $514.2 million. The Company uses a market approach to fair value all of its debt instruments, utilizing quoted prices in active markets, interest rates and other relevant information generated by market transactions involving similar instruments. Therefore, all of the Company's debt instruments are classified as Level 2 within the valuation hierarchy. For all of the Company's remaining financial instruments, consisting of cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities, carrying values are considered to approximate fair value due to the short maturity of these instruments.
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduces new guidance for the accounting for credit losses on certain financial instruments. The amendments in ASU 2016-13 are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years and early adoption is permitted. Management is currently evaluating the impact of this accounting standard on WESCO's consolidated financial statements and notes thereto.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). This ASU provides guidance on eight specific cash flow issues where there is diversity in practice. The amendments in this ASU are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. Management is currently evaluating the impact of this accounting standard on WESCO's consolidated financial statements and notes thereto.
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. The purpose of ASU 2016-16 is to simplify the income tax accounting of an intra-entity transfer of an asset other than inventory and to record its effect when the transfer occurs. The guidance is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods and early adoption is permitted. Management is currently evaluating the impact of this accounting standard on WESCO's consolidated financial statements and notes thereto.
Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to WESCO’s financial position, results of operations or cash flows.
3. ACQUISITIONS
The following table sets forth consideration paid for acquisitions:

	Nine Months Ended
(In thousands of dollars)	September 30, 2016	September 30, 2015
Fair value of assets acquired	$78,564	$89,786
Fair value of liabilities assumed	26,764	21,284
Cash paid for acquisitions	$51,800	$68,502
Supplemental cash flow disclosure:
Cash paid for acquisitions	$51,800	$68,502
Less: cash acquired	(1,055)	—
Cash paid for acquisitions, net of cash acquired	$50,745	$68,502
The fair values of assets acquired and liabilities assumed during the nine months ended September 30, 2016, which are primarily for the acquisition of Atlanta Electrical Distributors, LLC, are based upon preliminary calculations and valuations. WESCO's estimates and assumptions for its preliminary purchase price allocation are subject to change as it obtains additional information for its estimates during the respective measurement period (up to one year from the respective acquisition date).
Acquisition of Atlanta Electrical Distributors, LLC
On March 14, 2016, WESCO Distribution, Inc. ("WESCO Distribution") completed the acquisition of Atlanta Electrical Distributors, LLC, an Atlanta-based electrical distributor focused on the construction and MRO markets from five locations in Georgia with approximately $85 million in annual sales. WESCO Distribution funded the purchase price paid at closing with borrowings under its revolving credit facility. The purchase price was allocated to the respective assets and liabilities based upon their estimated fair values as of the acquisition date. In addition to the cash paid at closing, the purchase price includes a

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

contingent payment that may be earned upon the achievement of certain financial performance targets over three consecutive one year periods. The fair value of the contingent consideration was determined using a probability-weighted outcome analysis and Level 3 inputs such as internal forecasts. This amount has been accrued at the maximum potential payout under the terms of the purchase agreement and it is included in the fair value of liabilities assumed as presented above. The preliminary fair value of intangibles was estimated by management and the allocation resulted in intangible assets of $21.8 million and goodwill of $31.6 million. The intangible assets include customer relationships of $15.8 million amortized over 13 and 14 years, a trademark of $6.0 million amortized over 13 years, and non-compete agreements of less than $0.1 million amortized over 5 years. No residual value is estimated for the intangible assets being amortized. Management believes that the majority of goodwill is deductible for tax purposes.
2015 Acquisitions of Needham Electric Supply Corporation and Hill Country Electric Supply, LP
On October 30, 2015, WESCO Distribution completed the acquisition of Needham Electric Supply Corporation, an electrical distributor focused on the commercial construction and lighting national account markets from 24 locations in Massachusetts, New Hampshire and Vermont with approximately $115 million in annual sales. WESCO Distribution funded the purchase price paid at closing with cash and borrowings under its revolving credit facility. The purchase price was allocated to the respective assets and liabilities based upon their estimated fair values as of the acquisition date. The fair value of intangibles was estimated by management and the allocation resulted in intangible assets of $31.0 million and goodwill of $35.7 million. The intangible assets include customer relationships of $24.5 million amortized over 12 and 14 years, and trademarks of $6.5 million amortized over 13 years. No residual value is estimated for the intangible assets being amortized. Management believes that the majority of goodwill is deductible for tax purposes.
On May 1, 2015, WESCO Distribution completed the acquisition of Hill Country Electric Supply, LP, an electrical distributor focused on the commercial construction market from nine locations in Central and South Texas with approximately $140 million in annual sales. WESCO Distribution funded the purchase price paid at closing with borrowings under its prior revolving credit facility. The purchase price was allocated to the respective assets and liabilities based upon their estimated fair values as of the acquisition date. The fair value of intangibles was estimated by management and the allocation resulted in intangible assets of $21.1 million and goodwill of $16.2 million. The intangible assets include customer relationships of $13.1 million amortized over 11 years, non-compete agreements of $0.2 million amortized over 5 years, and trademarks of $7.8 million amortized over 12 years. No residual value is estimated for the intangible assets being amortized. Management believes that the majority of goodwill is deductible for tax purposes.
4. GOODWILL
The following table sets forth the changes in the carrying value of goodwill:

	Nine Months Ended
	September 30, 2016	September 30, 2015
	(In thousands)
Beginning balance January 1	$1,681,662	$1,735,440
Foreign currency exchange rate changes	34,799	(93,453)
Adjustments to goodwill for acquisitions (1)	19,201	24,231
Ending balance September 30	$1,735,662	$1,666,218

(1)	Includes a $15.2 million adjustment recorded during the second quarter of 2016 to correct deferred income taxes related to prior acquisitions.
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

During the three and nine months ended September 30, 2016 and 2015, WESCO granted the following stock-settled stock appreciation rights, restricted stock units and performance-based awards at the following weighted-average fair values:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Stock-settled stock appreciation rights granted	1,745	—	709,999	394,182
Weighted-average fair value	$16.68	$—	$12.91	$21.68

Restricted stock units granted	—	2,730	143,305	81,022
Weighted-average fair value	$—	$54.94	$42.45	$69.05

Performance-based awards granted	—	—	91,768	59,661
Weighted-average fair value	$—	$—	$47.00	$67.81
The fair value of stock-settled stock appreciation rights was estimated using the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Risk free interest rate	1.3%	—%	1.2%	1.6%
Expected life (in years)	5	0	5	5
Expected volatility	31%	—%	32%	32%
The risk-free interest rate is based on the U.S. Treasury Daily Yield Curve rates as of the grant date. The expected life is based on historical exercise experience and the expected volatility is based on the volatility of the Company's daily stock prices over a five-year period preceding the grant date.
The following table sets forth a summary of stock-settled stock appreciation rights and related information for the nine months ended September 30, 2016:

	Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2015	2,567,021	$54.47
Granted	709,999	42.63
Exercised	(312,244)	32.45
Forfeited	(279,190)	64.07
Outstanding at September 30, 2016	2,685,586	52.89	5.6	$33,729
Exercisable at September 30, 2016	1,776,910	$53.65	3.8	$21,472

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The following table sets forth a summary of time-based restricted stock units and related information for the nine months ended September 30, 2016:

	Awards	Weighted- Average Fair Value
Unvested at December 31, 2015	175,411	$74.52
Granted	143,305	42.45
Vested	(59,904)	72.43
Forfeited	(17,100)	59.69
Unvested at September 30, 2016	241,712	$57.29
Performance shares are awards for which the vesting will occur based on market or performance conditions. The following table sets forth a summary of performance-based awards for the nine months ended September 30, 2016:

	Awards	Weighted- Average Fair Value
Unvested at December 31, 2015	114,520	$76.48
Granted	91,768	47.00
Vested	—	—
Forfeited	(53,394)	71.89
Unvested at September 30, 2016	152,894	$60.39
The fair value of the performance shares granted during the nine months ended September 30, 2016 was estimated using the following weighted-average assumptions:

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
WESCO recognized $3.4 million and $1.9 million of non-cash stock-based compensation expense, which is included in selling, general and administrative expenses, for the three months ended September 30, 2016 and 2015, respectively. WESCO recognized $10.4 million and $9.7 million of non-cash stock-based compensation expense, which is included in selling, general and administrative expenses, for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, there was $20.5 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements for all awards previously made, of which approximately $3.5 million is expected to be recognized over the remainder of 2016, $10.4 million in 2017, $6.0 million in 2018 and $0.6 million in 2019.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

During the nine months ended September 30, 2016 and 2015, the total intrinsic value of all awards exercised was $10.6 million and $15.4 million, respectively. The gross deferred tax benefit associated with the exercise of awards for the nine months ended September 30, 2016 and 2015 totaled $4.0 million and $5.6 million, respectively, and was recorded as an increase to additional capital.
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
The following table sets forth the details of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2016	2015	2016	2015
Net (loss) income attributable to WESCO International, Inc.	$(31,611)	$63,503	$54,243	$162,273
Weighted-average common shares outstanding used in computing basic earnings per share	43,378	43,191	42,611	43,860
Common shares issuable upon exercise of dilutive equity awards	511	538	519	717
Common shares issuable from contingently convertible debentures (see below for basis of calculation)	4,851	5,989	4,908	6,738
Weighted-average common shares outstanding and common share equivalents, diluted	48,740	49,718	48,038	51,315
Weighted-average common shares outstanding and common share equivalents used in computing diluted earnings per share	43,378	49,718	48,038	51,315
(Loss) earnings per share attributable to WESCO International, Inc.
Basic	$(0.73)	$1.47	$1.27	$3.70
Diluted	$(0.73)	$1.28	$1.13	$3.16
For the three and nine months ended September 30, 2016, the computation of diluted (loss) earnings per share attributable to WESCO International, Inc. excluded stock-based awards of approximately 1.3 million. For the three and nine months ended September 30, 2015, the computation of diluted earnings per share attributable to WESCO International, Inc. excluded stock-based awards of approximately 1.6 million and 1.0 million. These amounts were excluded because their effect would have been antidilutive.
Because of WESCO’s previous obligation to settle the par value of the 2029 Debentures in cash upon conversion, WESCO was required to include shares underlying the 2029 Debentures in its diluted weighted-average shares outstanding when the average stock price per share for the period exceeded the conversion price of the debentures. Only the number of shares that would be issuable under the treasury stock method of accounting for share dilution were included, which was based upon the amount by which the average stock price exceeded the conversion price. The conversion price of the 2029 Debentures was $28.87. As a result of the net loss attributable to WESCO International, Inc. for the three months ended September 30, 2016, dilutive shares were not included in the calculation of diluted loss per share because their effect was antidilutive. For the nine months ended September 30, 2016, the effect of the 2029 Debentures on diluted earnings per share attributable to WESCO International, Inc. was a decrease of $0.13. For the three and nine months ended September 30, 2015, the effect of the 2029 Debentures on diluted earnings per share attributable to WESCO International, Inc. was a decrease of $0.17 and $0.48, respectively.
In December 2014, the Company's Board of Directors authorized the repurchase of up to $300 million of the Company's common stock through December 31, 2017. During the year ended December 31, 2015, the Company entered into accelerated stock repurchase agreements (the "ASR Transactions") with certain financial institutions to purchase shares of its common

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

stock. In exchange for up-front cash payments totaling $150.0 million, the Company received 2,468,576 shares during the nine months ended September 30, 2015. The total number of shares ultimately delivered under the ASR Transactions was determined by the average of the volume-weighted-average prices of the Company's common stock for each exchange business day during the respective settlement valuation periods. WESCO funded the repurchases with borrowings under its prior revolving credit facility. For purposes of computing earnings per share, share repurchases were reflected as a reduction to common shares outstanding on the respective share delivery dates.
7. DEBT
5.375% Senior Notes due 2024
On June 15, 2016, WESCO Distribution issued $350 million aggregate principal amount of 5.375% Senior Notes due 2024 (the "2024 Notes") through a private offering exempt from the registration requirements of the Securities Act of 1933, as amended. The 2024 Notes were issued at 100% of par and are governed by an indenture (the “Indenture”) entered into on June 15, 2016 among WESCO Distribution, as issuer, WESCO International, Inc., as parent guarantor, and U.S. Bank National Association, as trustee. The 2024 Notes are unsecured senior obligations of WESCO Distribution and are guaranteed on a senior unsecured basis by WESCO International, Inc. The 2024 Notes bear interest at a rate of 5.375% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, commencing on December 15, 2016. The notes mature on June 15, 2024.
WESCO incurred costs totaling $6.0 million to issue the 2024 Notes, which are recorded as a reduction to the carrying value of the debt. The Company used the net proceeds to redeem its 2029 Debentures on September 15, 2016.
At any time on or after June 15, 2019, WESCO Distribution may redeem all or a part of the 2024 Notes. Between June 15, 2019 and June 14, 2020, WESCO Distribution may redeem all or a part of the 2024 Notes at a redemption price equal to 104.031% of the principal amount. Between June 15, 2020 and June 14, 2021, WESCO Distribution may redeem all or a part of the 2024 Notes at a redemption price equal to 102.688% of the principal amount. Between June 15, 2021 and June 14, 2022, WESCO Distribution may redeem all or a part of the 2024 Notes at a redemption price equal to 101.344% of the principal amount. On and after June 15, 2022, WESCO Distribution may redeem all or a part of the 2024 Notes at a redemption price equal to 100% of the principal amount.
The Indenture governing the 2024 Notes contains customary covenants and events of default. Upon a change of control, the holders of the 2024 Notes have the right to require WESCO Distribution to repurchase all or any part of the 2024 Notes at a redemption price equal to 101% of the principal amount thereof, plus accrued and unpaid interest.
6.0% Convertible Senior Debentures due 2029
On September 15, 2016, the Company completed the redemption of its 2029 Debentures. Holders of the 2029 Debentures received cash totaling $344.8 million, which was equal to the principal amount of the then-outstanding Debentures, in addition to accrued and unpaid interest. Holders who surrendered the 2029 Debentures for conversion received 18 shares of WESCO stock for each $1,000 principal amount of 2029 Debentures converted. In total, 6,267,688 shares were issued at the redemption date closing price of WESCO’s common stock. The redemption resulted in a non-cash loss of $123.9 million, which included the write off of unamortized debt issuance costs.
8. EMPLOYEE BENEFIT PLANS
A majority of WESCO’s employees are covered by defined contribution retirement savings plans for their services rendered subsequent to WESCO’s formation. WESCO also offers a deferred compensation plan for select individuals. For U.S. participants, WESCO matches contributions made by employees at an amount equal to 50% of participants' total monthly contributions up to a maximum of 6% of eligible compensation. For Canadian participants, WESCO matches contributions in an amount ranging from 3% to 5% of the participant’s eligible compensation based on years of continuous service. In addition, for U.S. participants, employer contributions may be made at the discretion of the Board of Directors. For the nine months ended September 30, 2016 and 2015, WESCO incurred charges of $18.1 million and $17.5 million, respectively, for all such plans. Contributions are made in cash to employee retirement savings plan accounts. The deferred compensation plan is an unfunded plan. As of September 30, 2016 and December 31, 2015, the Company's obligation under the deferred compensation plan was $21.4 million and $23.5 million, respectively. Employees have the option to transfer balances allocated to their accounts in the defined contribution retirement savings plan and the deferred compensation plan into any of the available investment options.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

In connection with the December 14, 2012 acquisition of EECOL, the Company assumed a contributory defined benefit plan covering substantially all Canadian employees of EECOL and a Supplemental Executive Retirement Plan for certain executives of EECOL.
The following table reflects the components of net periodic benefit costs for the Company's defined benefit plans:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands of dollars)	2016	2015	2016	2015
Service cost	$977	$1,113	$2,889	$3,442
Interest cost	979	991	2,898	3,064
Expected return on plan assets	(1,353)	(1,299)	(4,004)	(4,017)
Recognized actuarial gain	(10)	(4)	(31)	(12)
Net periodic benefit cost	$593	$801	$1,752	$2,477
During the three and nine months ended September 30, 2016, the Company made aggregate cash contributions of $0.5 million and $1.4 million, respectively, to its defined benefit plans.
9. COMMITMENTS AND CONTINGENCIES
WESCO is subject to the laws and regulations of states and other jurisdictions concerning the identification, reporting and escheatment (the transfer of property to the state) of unclaimed or abandoned funds, and is subject to audit and examination for compliance with these requirements. WESCO Distribution is currently undergoing a compliance audit in the State of Delaware concerning the identification, reporting and escheatment of unclaimed or abandoned property. A third party auditor is conducting the audit on behalf of the State, and the Company has been working with an outside consultant during the audit process and in discussions with the auditors. The Company is defending the audit, the outcome of which cannot be predicted with certainty at this time. After the third party auditor completes its field work, it is expected to issue preliminary findings for review by the Company and the State, and thereafter the auditor is expected to issue a final report of examination. If the Company and State do not reach resolution after further discussion, the State issues a demand for payment, which the Company may either agree to pay or appeal, in full or in part. The Company has recorded a liability for unclaimed property based on the facts currently known to the Company.
In October 2014, WESCO was notified that the New York County District Attorney’s Office is conducting a criminal investigation involving minority and disadvantaged business contracting practices in the construction industry in New York City and that various contractors, minority and disadvantaged business firms, and their material suppliers, including the Company, are a part of this investigation. The Company intends to cooperate with the government investigation. The Company cannot predict the outcome or impact of the matter at this time, but could be subject to fines, penalties or other adverse consequences. Based on the facts currently known to the Company, it cannot reasonably estimate a range of exposure to potential liability at this time.
10. INCOME TAXES
The effective tax rate for the three and nine months ended September 30, 2016 was 40.5% and 20.4%, respectively. These rates were impacted by the redemption of the 2029 Debentures described in Note 7. The effective tax rate for the three and nine months ended September 30, 2015 was 27.4% and 28.6%, respectively. WESCO’s effective tax rate is generally lower than the federal statutory rate of 35% due to benefits resulting from the tax effect of intercompany financing and lower rates on foreign earnings, which are partially offset by nondeductible expenses and state taxes.
The total amount of unrecognized tax benefits was reduced by $2.2 million during the nine months ended September 30, 2016 to $3.2 million due to the settlement of outstanding tax matters and the expiration of statutes of limitation. At September 30, 2016, the amount of unrecognized tax benefits that would affect the effective tax rate if recognized in the consolidated financial statements was $4.5 million. It is reasonably possible that the amount of unrecognized tax benefits will decrease by approximately $0.9 million within the next twelve months due to the expiration of statutes of limitation and the settlement of state audits. Of this amount, $0.3 million could impact the effective tax rate.

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
WESCO Distribution has outstanding $350 million in aggregate principal amount of 2024 Notes. The 2024 Notes are unsecured senior obligations of WESCO Distribution, Inc. and are fully and unconditionally guaranteed on a senior unsecured basis by WESCO International, Inc.
Condensed consolidating financial information for WESCO International, Inc., WESCO Distribution, Inc. and the non-guarantor subsidiaries is presented in the following tables.

	Condensed Consolidating Balance Sheet
	September 30, 2016

(In thousands of dollars)	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Cash and cash equivalents	$—	$42,487	$70,350	$—	$112,837
Trade accounts receivable, net	—	—	1,102,140	—	1,102,140
Inventories	—	370,166	462,344	—	832,510
Prepaid expenses and other current assets	—	42,695	162,616	(8,971)	196,340
Total current assets	—	455,348	1,797,450	(8,971)	2,243,827
Intercompany receivables, net	—	—	2,031,482	(2,031,482)	—
Property, buildings and equipment, net	—	52,567	108,348	—	160,915
Intangible assets, net	—	3,581	403,820	—	407,401
Goodwill	—	244,648	1,491,014	—	1,735,662
Investments in affiliates	3,568,774	3,998,961	—	(7,567,735)	—
Other assets	17	23,816	37,715	—	61,548
Total assets	$3,568,791	$4,778,921	$5,869,829	$(9,608,188)	$4,609,353

Accounts payable	$—	$383,329	$316,188	$—	$699,517
Short-term debt	—	—	35,562	—	35,562
Other current liabilities	9,078	66,763	158,033	(8,971)	224,903
Total current liabilities	9,078	450,092	509,783	(8,971)	959,982
Intercompany payables, net	1,544,299	487,183	—	(2,031,482)	—
Long-term debt, net	—	993,074	425,634	—	1,418,708
Other noncurrent liabilities	19,103	45,513	173,414	—	238,030
Total WESCO International, Inc. stockholders' equity	1,996,311	2,803,059	4,764,676	(7,567,735)	1,996,311
Noncontrolling interests	—	—	(3,678)	—	(3,678)
Total liabilities and stockholders’ equity	$3,568,791	$4,778,921	$5,869,829	$(9,608,188)	$4,609,353

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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

	Condensed Consolidating Statement of (Loss) Income and Comprehensive (Loss) Income
	Three Months Ended
	September 30, 2016

(In thousands of dollars)	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net sales	$—	$827,648	$1,052,915	$(25,351)	$1,855,212
Cost of goods sold (excluding depreciation and
amortization)	—	663,159	852,365	(25,351)	1,490,173
Selling, general and administrative expenses	38	128,514	126,995	—	255,547
Depreciation and amortization	—	5,114	11,823	—	16,937
Results of affiliates’ operations	100,295	71,567	—	(171,862)	—
Interest expense (income), net	4,904	23,543	(7,655)	—	20,792
Loss on debt redemption	123,933	—	—	—	123,933
Income tax expense (benefit)	2,441	(12,261)	(11,329)	—	(21,149)
Net (loss) income	(31,021)	91,146	80,716	(171,862)	(31,021)
Net income attributable to noncontrolling interests	—	—	590	—	590
Net (loss) income attributable to WESCO International, Inc.	$(31,021)	$91,146	$80,126	$(171,862)	$(31,611)
Other comprehensive loss:
Foreign currency translation adjustments	(13,993)	(13,993)	(13,993)	27,986	(13,993)
Comprehensive (loss) income attributable to WESCO International, Inc.	$(45,014)	$77,153	$66,133	$(143,876)	$(45,604)

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

	Condensed Consolidating Statement of Income and Comprehensive Loss
	Three Months Ended
	September 30, 2015

(In thousands of dollars)	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net sales	$—	$876,098	$1,077,255	$(29,454)	$1,923,899
Cost of goods sold (excluding depreciation and
amortization)	—	705,698	866,869	(29,454)	1,543,113
Selling, general and administrative expenses	5	131,648	126,498	—	258,151
Depreciation and amortization	—	4,866	11,421	—	16,287
Results of affiliates’ operations	66,944	48,419	—	(115,363)	—
Interest expense (income), net	6,253	19,681	(5,517)	—	20,417
Income tax (benefit) expense	(1,698)	3,988	21,257	—	23,547
Net income	62,384	58,636	56,727	(115,363)	62,384
Net loss attributable to noncontrolling interests	—	—	(1,119)	—	(1,119)
Net income attributable to WESCO International, Inc.	$62,384	$58,636	$57,846	$(115,363)	$63,503
Other comprehensive loss:
Foreign currency translation adjustments	(95,377)	(95,377)	(95,377)	190,754	(95,377)
Comprehensive loss attributable to WESCO International, Inc.	$(32,993)	$(36,741)	$(37,531)	$75,391	$(31,874)

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

	Condensed Consolidating Statement of Income and Comprehensive Income
	Nine Months Ended
	September 30, 2016

(In thousands of dollars)	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net sales	$—	$2,481,165	$3,140,011	$(78,421)	$5,542,755
Cost of goods sold (excluding depreciation and
amortization)	—	1,985,639	2,535,861	(78,421)	4,443,079
Selling, general and administrative expenses	(328)	351,663	448,021	—	799,356
Depreciation and amortization	—	15,318	34,951	—	50,269
Results of affiliates’ operations	193,266	105,401	—	(298,667)	—
Interest expense (income), net	17,555	63,247	(21,729)	—	59,073
Loss on debt redemption	123,933	—	—	—	123,933
Income tax (benefit) expense	(1,261)	4,677	10,262	—	13,678
Net income	53,367	166,022	132,645	(298,667)	53,367
Net loss attributable to noncontrolling interests	—	—	(876)	—	(876)
Net income attributable to WESCO International, Inc.	$53,367	$166,022	$133,521	$(298,667)	$54,243
Other comprehensive income (loss):
Foreign currency translation adjustments	66,512	66,512	66,512	(133,024)	66,512
Post retirement benefit plan adjustments	$(16)	$(16)	$(16)	$32	$(16)
Comprehensive income attributable to WESCO International, Inc.	$119,863	$232,518	$200,017	$(431,659)	$120,739

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

	Condensed Consolidating Statement of Income and Comprehensive Loss
	Nine Months Ended
	September 30, 2015

(In thousands of dollars)	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net sales	$—	$2,600,150	$3,144,759	$(87,962)	$5,656,947
Cost of goods sold (excluding depreciation and
amortization)	—	2,089,594	2,525,204	(87,962)	4,526,836
Selling, general and administrative expenses	22	415,971	381,987	—	797,980
Depreciation and amortization	—	14,640	33,707	—	48,347
Results of affiliates’ operations	173,137	131,074	—	(304,211)	—
Interest expense (income), net	18,641	55,561	(14,278)	—	59,924
Income tax (benefit) expense	(5,339)	6,976	62,410	—	64,047
Net income	159,813	148,482	155,729	(304,211)	159,813
Net loss attributable to noncontrolling interests	—	—	(2,460)	—	(2,460)
Net income attributable to WESCO International, Inc.	$159,813	$148,482	$158,189	$(304,211)	$162,273
Other comprehensive loss:
Foreign currency translation adjustments	(183,634)	(183,634)	(183,634)	367,268	(183,634)
Comprehensive loss attributable to WESCO International, Inc.	$(23,821)	$(35,152)	$(25,445)	$63,057	$(21,361)

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

	Condensed Consolidating Statement of Cash Flows
	Nine Months Ended
	September 30, 2016

(In thousands of dollars)	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net cash provided by (used in) operating activities	$124,834	$(274,575)	$366,929	$—	$217,188
Investing activities:
Capital expenditures	—	(9,224)	(3,959)	—	(13,183)
Acquisition payments, net of cash acquired	—	(50,745)	—	—	(50,745)
Dividends received from subsidiaries	—	47,621	—	(47,621)	—
Other	—	(257,768)	(335,594)	589,477	(3,885)
Net cash used in investing activities	—	(270,116)	(339,553)	541,856	(67,813)
Financing activities:
Borrowings	224,043	1,386,397	468,890	(257,768)	1,821,562
Repayments	(344,804)	(834,688)	(500,879)	(331,709)	(2,012,080)
Dividends paid by subsidiaries	—	—	(47,621)	47,621	—
Other	(4,073)	(3,494)	—	—	(7,567)
Net cash (used in) provided by financing activities	(124,834)	548,215	(79,610)	(541,856)	(198,085)
Effect of exchange rate changes on cash and cash equivalents	—	—	1,268	—	1,268
Net change in cash and cash equivalents	—	3,524	(50,966)	—	(47,442)
Cash and cash equivalents at the beginning of period	—	38,963	121,316	—	160,279
Cash and cash equivalents at the end of period	$—	$42,487	$70,350	$—	$112,837

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

	Condensed Consolidating Statement of Cash Flows
	Nine Months Ended
	September 30, 2015

(In thousands of dollars)	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net cash (used in) provided by operating activities	$(3,332)	$160,270	$19,026	$—	$175,964
Investing activities:
Capital expenditures	—	(12,137)	(4,105)	—	(16,242)
Acquisition payments, net of cash acquired	—	(68,502)	—	—	(68,502)
Dividends received from subsidiaries	—	98,455	—	(98,455)	—
Other	—	(192,781)	14,887	179,685	1,791
Net cash used in investing activities	—	(174,965)	10,782	81,230	(82,953)
Financing activities:
Borrowings	157,422	936,352	394,905	(192,781)	1,295,898
Repayments	—	(901,448)	(313,806)	13,096	(1,202,158)
Equity activities	(154,090)	—	—	—	(154,090)
Dividends paid by subsidiaries	—	—	(98,455)	98,455	—
Other	—	(12,938)	—	—	(12,938)
Net cash provided by (used in) financing activities	3,332	21,966	(17,356)	(81,230)	(73,288)
Effect of exchange rate changes on cash and cash equivalents	—	—	(15,190)	—	(15,190)
Net change in cash and cash equivalents	—	7,271	(2,738)	—	4,533
Cash and cash equivalents at the beginning of period	—	32,508	95,811	—	128,319
Cash and cash equivalents at the end of period	$—	$39,779	$93,073	$—	$132,852
Revisions
The unaudited Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2015 was revised to appropriately present dividends paid by the non-guarantor subsidiaries and dividends received by WESCO Distribution, Inc. The revisions did not impact the consolidated amounts previously reported, nor did they impact the Company's obligations under the 2021 Notes or 2029 Debentures.
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
Company Overview
WESCO International, Inc., incorporated in 1993 and effectively formed in February 1994 upon acquiring a distribution business from Westinghouse Electric Corporation, is a leading North American-based distributor of products and provider of advanced supply chain management and logistics services used primarily in industrial, construction, utility and commercial, institutional and government (“CIG”) markets. We are a leading provider of electrical, industrial, and communications maintenance, repair and operating (“MRO”) and original equipment manufacturers (“OEM”) products, construction materials, and advanced supply chain management and logistics services. Our primary product categories include general electrical and industrial supplies, wire, cable and conduit, communications and security, electrical distribution and controls, lighting and sustainability, and automation, controls and motors.
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
Our financial results for the first nine months of 2016 reflect challenging end market conditions, partially offset by the benefits of cost reduction actions and discretionary spending controls. Net sales decreased $114.2 million, or 2.0%, over the same period last year. Cost of goods sold as a percentage of net sales was 80.2% and 80.0% for the first nine months of 2016 and 2015, respectively. Selling, general and administrative ("SG&A") expenses as a percentage of net sales were 14.4% and 14.1% for the first nine months of 2016 and 2015, respectively. Operating profit was $250.1 million for the current nine month period, compared to $283.8 million for the first nine months of 2015. Operating profit decreased due to lower sales, which was partially offset by actions to reduce operating costs. Net income attributable to WESCO International, Inc. for the nine months ended September 30, 2016 and 2015 was $54.2 million and $162.3 million, respectively. The decrease in net income attributable to WESCO International, Inc. was primarily the result of the non-cash loss related to the redemption of our 6.0% Convertible Senior Debentures due 2029 (the "2029 Debentures").
Cash Flow
We generated $217.2 million in operating cash flow for the first nine months of 2016. Investing activities included net payments of $50.7 million, primarily for the acquisition of Atlanta Electrical Distributors, LLC, and capital expenditures of $13.2 million. Financing activities consisted of borrowings and repayments of $789.4 million and $864.4 million, respectively, related to our revolving credit facility (the "Revolving Credit Facility"), borrowings and repayments of $592.3 million and $691.3 million, respectively, related to our accounts receivable securitization facility (the “Receivables Facility”), proceeds from the issuance of 5.375% Senior Notes due 2024 (the "2024 Notes") of $350.0 million, a payment of $344.8 million to redeem our 2029 Debentures and repayments of $15.0 million applied to our term loan facility (the "Term Loan Facility"). Financing activities for the first nine months of 2016 also included borrowings and repayments on our various international lines of credit of approximately $89.8 million and $96.5 million, respectively. Free cash flow for the first nine months of 2016 and 2015 was $204.0 million and $159.8 million, respectively.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

The following table sets forth the components of free cash flow:

	Nine Months Ended
Free Cash Flow:	September 30, 2016	September 30, 2015

Cash flow provided by operations	$217.2	$176.0
Less: Capital expenditures	(13.2)	(16.2)
Free cash flow	$204.0	$159.8
Note: Free cash flow is a non-GAAP financial measure provided by the Company as an additional liquidity measure. Capital expenditures are deducted from operating cash flow to determine free cash flow. Free cash flow is available to fund the Company's other investing and financing activities.
Financing Availability
As of September 30, 2016, we had $512.8 million in total available borrowing capacity under our Revolving Credit Facility, which matures in September 2020, and $109.6 million in available borrowing capacity under our Receivables Facility, which matures in September 2018.
Critical Accounting Policies and Estimates
During the nine months ended September 30, 2016, there were no significant changes to our critical accounting policies and estimates referenced in our 2015 Annual Report on Form 10-K. See Note 2 of our Notes to Condensed Consolidated Financial Statements for information regarding our critical accounting policies.
Results of Operations
Third Quarter of 2016 versus Third Quarter of 2015
The following table sets forth the percentage relationship to net sales of certain items in our Condensed Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income for the periods presented:

	Three Months Ended
	September 30,
	2016	2015
Net sales	100.0%	100.0%
Cost of goods sold (excluding depreciation and amortization)	80.3	80.2
Selling, general and administrative expenses	13.8	13.4
Depreciation and amortization	0.9	0.8
Income from operations	5.0	5.6
Interest expense, net	1.1	1.1
Loss on debt redemption	6.7	—
(Loss) income before income taxes	(2.8)	4.5
Provision for income taxes	(1.1)	1.2
Net (loss) income attributable to WESCO International, Inc.	(1.7)%	3.3%
Net sales were $1.86 billion for the third quarter of 2016, compared to $1.92 billion for the third of 2015, a decrease of 3.6%. Acquisitions had a 2.9% positive impact on net sales and were partially offset by a 0.3% impact from foreign exchange rates, resulting in a 6.2% decrease in normalized organic sales for the third quarter of 2016.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

The following table sets forth normalized organic sales growth for the period presented:

Three Months Ended
Normalized Organic Sales:	September 30, 2016
Change in net sales	(3.6)%
Impact from acquisitions	2.9%
Impact from foreign exchange rates	(0.3)%
Impact from number of workdays	—%
Normalized organic sales growth	(6.2)%
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
Cost of goods sold for the third quarter of 2016 and 2015 was $1.49 billion and $1.54 billion, and as a percentage of net sales was 80.3% and 80.2%, respectively.
SG&A expenses in the third quarter of 2016 totaled $255.5 million versus $258.2 million in last year's comparable quarter. As a percentage of net sales, SG&A expenses in the third quarter of 2016 and 2015 were 13.8% and 13.4%, respectively. SG&A expenses were down as the cost impact of recent acquisitions and higher payroll expenses were offset by savings from headcount reductions, branch closures and consolidations, and ongoing discretionary spending cost controls.
SG&A payroll expenses for the third quarter of 2016 of $180.9 million increased by $4.8 million compared to the same quarter in 2015. The increase in SG&A payroll expenses was primarily due to recent acquisitions, partially offset by lower commission and incentive compensation costs.
Depreciation and amortization for the third quarter of 2016 and 2015 was $16.9 million and $16.3 million, respectively.
Interest expense totaled $20.8 million for the third quarter of 2016 compared to $20.4 million in last year's comparable quarter, an increase of approximately 1.8%. The following table sets forth the components of interest expense:

	Three Months Ended
	September 30,
	2016	2015
	(In millions of dollars)
Amortization of debt discount	$0.8	$1.2
Amortization of deferred financing fees	1.0	1.6
Interest related to uncertain tax provisions	0.1	0.2
Accrued interest	5.2	1.6
Non-cash interest expense	7.1	4.6
Cash interest expense	13.7	15.8
Total interest expense	$20.8	$20.4
Loss on debt redemption of $123.9 million for the third quarter of 2016 was due to the early redemption of the 2029 Debentures on September 15, 2016.
The provision for income taxes for the third quarter of 2016 was a benefit of $21.1 million compared to income tax expense of $23.5 million in last year's comparable quarter. The effective tax rate for the current quarter was 40.5% compared to 27.4% in the same quarter in 2015. The income tax benefit in the current quarter resulted from the redemption of the 2029 Debentures. As adjusted, the effective tax rate for the third quarter of 2016 was 28.0%, which is comparable to the effective tax rate for the third quarter of 2015. Our effective tax rate is impacted by the relative amounts of income earned in the United States and foreign jurisdictions, primarily Canada, and the tax rates in these jurisdictions.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

The following table sets forth the adjusted provision for income taxes:

	Three Months Ended
Adjusted Tax Provision:	September 30, 2016	September 30, 2015

Provision for income taxes	$(21.1)	$23.5
Income tax benefit from loss on debt redemption	41.2	—
Adjusted provision for income taxes	$20.1	$23.5
Note: The adjusted provision for income taxes excludes the benefit from the loss on debt redemption. The Company believes that this non-GAAP financial measure is useful to investors' overall understanding of the Company's current financial performance and provides a consistent measure for assessing the current and historical financial results.
Net loss for the third quarter of 2016 of $31.0 million, compared to net income of $62.4 million for the third quarter of 2015, was primarily due to the loss recognized as a result of the early redemption of the 2029 Debentures. Adjusted net income was $51.7 million for the three months ended September 30, 2016.
Net income of $0.6 million was attributable to noncontrolling interests for the third quarter of 2016, as compared to a net loss of $1.1 million for the third quarter of 2015. The change in net income (loss) attributable to noncontrolling interests was primarily due to foreign currency transactions.
Net loss and diluted loss per share attributable to WESCO International, Inc. were $31.6 million and $0.73 per share, respectively, for the third quarter of 2016, compared with net income and diluted earnings per share of $63.5 million and $1.28 per share, respectively, for the third quarter of 2015. Adjusted net income and adjusted diluted earnings per share attributable to WESCO International, Inc. were $51.1 million and $1.05 per share, respectively, for the three months ended September 30, 2016.
The following table sets forth adjusted net income attributable to WESCO International, Inc. and adjusted earnings per diluted share:

	Three Months Ended
Adjusted Income Before Income Taxes:	September 30, 2016	September 30, 2015

(Loss) income before income taxes	$(52.1)	$85.9
Loss on debt redemption	123.9	—
Adjusted income before income taxes	$71.8	$85.9

Adjusted Net Income Attributable to WESCO International, Inc.:
Adjusted income before income taxes	$71.8	$85.9
Adjusted provision for income taxes	20.1	23.5
Adjusted net income	51.7	62.4
Net income (loss) attributable to noncontrolling interests	0.6	(1.1)
Adjusted net income attributable to WESCO
International, Inc.	$51.1	$63.5

Adjusted Earnings Per Diluted Share:
Diluted shares	48.7	49.7
Adjusted earnings per diluted share	$1.05	$1.28
Note: Adjusted net income attributable to WESCO International, Inc. is defined as income (loss) before income taxes plus the loss on debt redemption, less the provision for income taxes excluding the benefit of such loss. Adjusted earnings per diluted share is computed by

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

dividing adjusted net income attributable to WESCO International, Inc. by the weighted-average common shares outstanding and common share equivalents. The Company believes that these non-GAAP financial measures are useful to investors' overall understanding of the Company's current financial performance and provides a consistent measure for assessing the current and historical financial results.
Nine Months Ended September 30, 2016 versus Nine Months Ended September 30, 2015
The following table sets forth the percentage relationship to net sales of certain items in our Condensed Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income for the periods presented:

	Nine Months Ended
	September 30,
	2016	2015
Net sales	100.0%	100.0%
Cost of goods sold (excluding depreciation and amortization)	80.2	80.0
Selling, general and administrative expenses	14.4	14.1
Depreciation and amortization	0.9	0.9
Income from operations	4.5	5.0
Interest expense, net	1.1	1.1
Loss on debt redemption	2.2	—
Income before income taxes	1.2	3.9
Provision for income taxes	0.2	1.1
Net income attributable to WESCO International, Inc.	1.0%	2.8%
Net sales were $5.54 billion for the first nine months of 2016 compared to $5.66 billion for the first nine months of 2015, a decrease of 2.0%. Acquisitions and workdays had positive impacts on net sales of 3.5% and 1.1%, respectively, and were partially offset by a 1.2% impact from foreign exchange rates, resulting in a 5.4% decrease in normalized organic sales for the first nine months of 2016.
The following table sets forth normalized organic sales growth for the period presented:

Nine Months Ended
Normalized Organic Sales:	September 30, 2016
Change in net sales	(2.0)%
Impact from acquisitions	3.5%
Impact from foreign exchange rates	(1.2)%
Impact from number of workdays	1.1%
Normalized organic sales growth	(5.4)%
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
Cost of goods sold for the first nine months of 2016 was $4.44 billion compared to $4.53 billion for the first nine months of 2015, and as a percentage of net sales was 80.2% and 80.0% in 2016 and 2015, respectively. The increase in cost of goods sold as a percentage of net sales was primarily due to the negative impact of pricing and unfavorable business mix, partially offset by the cost benefits of supply chain management initiatives.
SG&A expenses in the first nine months of 2016 totaled $799.4 million versus $798.0 million in last year's comparable period. As a percentage of net sales, SG&A expenses were 14.4% in the first nine months of 2016 compared to 14.1% in the first nine months of 2015. The increase in SG&A expenses was primarily due to an increase in costs from recent acquisitions and higher payroll expenses, which were partially offset by savings from headcount reductions, branch closures and consolidations, and ongoing discretionary spending cost controls.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

SG&A payroll expenses for the first nine months of 2016 of $560.8 million increased by $6.8 million compared to the same period in 2015. The increase in SG&A payroll expenses was primarily due to recent acquisitions, partially offset by the effect of headcount reductions and lower commission and incentive compensation costs.
Depreciation and amortization for the first nine months of 2016 and 2015 was $50.3 million and $48.3 million, respectively.
Interest expense totaled $59.1 million for the first nine months of 2016 compared to $59.9 million for the first nine months of 2015, a decrease of approximately 1.4%. The following table sets forth the components of interest expense:

	Nine Months Ended
	September 30,
	2016	2015
	(In millions of dollars)
Amortization of debt discount	$3.0	$4.4
Amortization of deferred financing fees	2.7	4.9
Interest related to uncertain tax provisions	0.4	0.6
Accrued interest	5.9	1.7
Non-cash interest expense	12.0	11.6
Cash interest expense	47.1	48.3
Total interest expense	$59.1	$59.9
Loss on debt redemption of $123.9 million for the nine months ended September 30, 2016 was due to the early redemption of the 2029 Debentures on September 15, 2016.
Income tax expense totaled $13.7 million for the first nine months of 2016 compared to $64.0 million in last year's comparable period, and the effective tax rate was 20.4% compared to 28.6% in the same period in 2015. The effective tax rate for the current year was impacted by the redemption of the 2029 Debentures. As adjusted, the effective tax rate for the nine months ended September 30, 2016 was 28.8%, which is comparable to the effective tax rate for the prior year.
The following table sets forth the adjusted provision for income taxes:

	Nine Months Ended
Adjusted Tax Provision:	September 30, 2016	September 30, 2015

Provision for income taxes	$13.7	$64.1
Income tax benefit from loss on debt redemption	41.2	—
Adjusted provision for income taxes	$54.9	$64.1
Note: The adjusted provision for income taxes excludes the benefit from the loss on debt redemption. The Company believes that this non-GAAP financial measure is useful to investors' overall understanding of the Company's current financial performance and provides a consistent measure for assessing the current and historical financial results.
For the first nine months of 2016, net income decreased by $106.4 million to $53.4 million compared to $159.8 million in the first nine months of 2015. The decrease in net income was primarily due to the loss recognized as a result of the early redemption of the 2029 Debentures. Adjusted net income for the nine months ended September 30, 2016 was $136.0 million.
Net loss of $0.9 million and $2.5 million was attributable to noncontrolling interests for the first nine months of 2016 and 2015, respectively. The change in net loss attributable to noncontrolling interests was primarily due to foreign currency transactions.
Net income and diluted earnings per share attributable to WESCO International, Inc. were $54.2 million and $1.13 per share, respectively, for the first nine months of 2016, compared with $162.3 million and $3.16 per share, respectively, for the first nine months of 2015. Adjusted net income and diluted earnings per share attributable to WESCO International, Inc. were $136.9 million and $2.85 per share, respectively, for the nine months ended September 30, 2016.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

The following table sets forth adjusted net income attributable to WESCO International, Inc. and adjusted earnings per diluted share:

	Nine Months Ended
Adjusted Income Before Income Taxes:	September 30, 2016	September 30, 2015

Income before income taxes	$67.0	$223.9
Loss on debt redemption	123.9	—
Adjusted income before income taxes	$190.9	$223.9

Adjusted Net Income Attributable to WESCO International, Inc.:
Adjusted income before income taxes	$190.9	$223.9
Adjusted provision for income taxes	54.9	64.1
Adjusted net income	136.0	159.8
Net loss attributable to noncontrolling interests	(0.9)	(2.5)
Adjusted net income attributable to WESCO
International, Inc.	$136.9	$162.3

Adjusted Earnings Per Diluted Share:
Diluted shares	48.0	51.3
Adjusted earnings per diluted share	$2.85	$3.16
Note: Adjusted net income attributable to WESCO International, Inc. is defined as income (loss) before income taxes plus the loss on debt redemption, less the provision for income taxes excluding the benefit of such loss. Adjusted earnings per diluted share is computed by dividing adjusted net income attributable to WESCO International, Inc. by the weighted-average common shares outstanding and common share equivalents. The Company believes that these non-GAAP financial measures are useful to investors' overall understanding of the Company's current financial performance and provides a consistent measure for assessing the current and historical financial results.
Liquidity and Capital Resources
Total assets were $4.61 billion at September 30, 2016 and $4.57 billion at December 31, 2015. Total liabilities were $2.62 billion at September 30, 2016 and $2.80 billion at December 31, 2015. Stockholders’ equity increased $218.8 million to $1.99 billion at September 30, 2016, primarily due to the redemption of the 2029 Debentures, which had a net impact on equity of $93.6 million, foreign currency translation adjustments of $66.5 million and net income of $54.2 million.
Our liquidity needs generally arise from fluctuations in our working capital requirements, capital expenditures, acquisitions and debt service obligations. As of September 30, 2016, we had $512.8 million in available borrowing capacity under our Revolving Credit Facility and $109.6 million in available borrowing capacity under our Receivables Facility, which combined with available cash of $70.8 million, provided liquidity of $693.2 million. Cash included in our determination of liquidity represents cash in deposit and interest bearing investment accounts. We believe cash provided by operations and financing activities will be adequate to cover our current operational and business needs. In addition, the Company regularly reviews its mix of fixed versus variable rate debt, and the Company may, from time to time, issue or retire borrowings and/or refinance existing debt in an effort to mitigate the impact of interest rate fluctuations and to maintain a cost-effective capital structure consistent with its anticipated capital requirements. On September 15, 2016, we used the net proceeds from the 2024 Notes, which were issued in June 2016, to redeem our 2029 Debentures. As a result, the Company's debt portfolio is relatively balanced between fixed and variable rate debt as of September 30, 2016.
We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions. We also communicate on a regular basis with our lenders regarding our financial and working capital performance, liquidity position and financial leverage. Our financial leverage ratio was 3.6 and 3.8 as of September 30, 2016 and December 31, 2015, respectively. In addition, we are in compliance with all covenants and restrictions contained in our debt agreements as of September 30, 2016.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

The following table sets forth the Company's financial leverage ratio as of September 30, 2016 and December 31, 2015:

	Twelve months ended
Financial Leverage:	September 30, 2016	December 31, 2015
	(In millions of dollars, except ratio)
Income from operations	$340.0	$373.7
Depreciation and amortization	66.9	65.0
EBITDA	$406.9	$438.7

	September 30, 2016	December 31, 2015
Current debt and short-term borrowings	$36.8	$44.3
Long-term debt	1,418.7	1,439.1
Debt discount and deferred financing fees(1)	18.2	182.0
Total debt	$1,473.7	$1,665.4

Financial leverage ratio based on total debt	3.6	3.8

(1)	Long-term debt is presented in the condensed consolidated balance sheets net of deferred financing fees and debt discount related to the convertible debentures and term loan.
Note: Financial leverage is a non-GAAP financial measure provided by the Company to illustrate its capital structure position. Financial leverage ratio is calculated by dividing total debt, including debt discount and deferred financing fees, by EBITDA. EBITDA is defined as the trailing twelve months earnings before interest, taxes, depreciation and amortization.
At September 30, 2016, we had cash and cash equivalents totaling $112.8 million, of which $82.6 million was held by foreign subsidiaries. The cash held by some of our foreign subsidiaries could be subject to additional U.S. income taxes if repatriated. We believe that we are able to maintain a sufficient level of liquidity for our domestic operations and commitments without repatriation of the cash held by these foreign subsidiaries.
We did not note any triggering events or substantive changes during the first nine months of 2016 that would require an interim evaluation of impairment of goodwill or indefinite-lived intangible assets. We will perform our annual impairment testing of goodwill and indefinite-lived intangible assets during the fourth quarter. To test for impairment, we estimate the fair value of our reporting units, which requires judgment and involves the use of significant estimates and assumptions. The determination of fair value could be negatively affected by the current economic environment and conditions in the markets in which we operate and those where our customers are based.
Over the next several quarters, we plan to closely manage working capital, and it is expected that excess cash will be directed primarily at acquisitions, debt reduction and share repurchases. We remain focused on maintaining ample liquidity and credit availability. We believe our balance sheet and ability to generate ample cash flow provides us with a durable business model and should allow us to fund expansion needs and growth initiatives.
Cash Flow
Operating Activities. Cash provided by operating activities for the first nine months of 2016 totaled $217.2 million, compared with $176.0 million of cash generated for the first nine months of 2015. Cash provided by operating activities included net income of $53.4 million and adjustments to net income totaling $163.6 million. Other sources of cash in 2016 included: an increase in other current and noncurrent liabilities of $37.0 million; and, a decrease in other accounts receivable of $15.5 million due to lower supplier volume rebate accruals. Primary uses of cash in 2016 included: a decrease in accounts payable of $30.3 million; an increase in prepaid expenses and other assets of $8.6 million; an increase in inventories of $7.7 million; an increase in trade receivables of $3.1 million; and, a decrease in accrued payroll and benefit costs of $2.6 million.
Cash provided by operating activities for the first nine months of 2015 totaled $176.0 million, which included net income of $159.8 million and adjustments to net income totaling $92.2 million. Other sources of cash in 2015 included: a decrease in other accounts receivable of $64.9 million due mostly to the reversal of an accrual related to a legal settlement, as well as a decrease in the accrual for supplier volume rebates; and $30.4 million from an increase in accounts payable. Primary uses of cash in 2015 included: a decrease in other current and noncurrent liabilities of $50.2 million primarily due to the legal settlement referenced above; $49.8 million from the increase in trade receivables; $38.9 million for the increase in inventories;

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

$20.4 million for the decrease in accrued payroll and benefit costs; and $12.0 million for the increase in prepaid expenses and other assets.
Investing Activities. Net cash used in investing activities for the first nine months of 2016 was $67.8 million, compared with $83.0 million of net cash used during the first nine months of 2015. Included in the first nine months of 2016 were net acquisition payments of $50.7 million associated primarily with Atlanta Electrical Distributors, LLC, compared to acquisition payments of $68.5 million in the first nine months of 2015, which were primarily related to the acquisition of Hill Country Electric Supply, LP. Capital expenditures were $13.2 million for the nine month period ended September 30, 2016 as compared to $16.2 million for the nine month period ended September 30, 2015.
Financing Activities. Net cash used in financing activities for the first nine months of 2016 was $198.1 million, compared to $73.3 million used in the first nine months of 2015. During the first nine months of 2016, financing activities consisted of borrowings and repayments of $789.4 million and $864.4 million, respectively, related to our Revolving Credit Facility, borrowings and repayments of $592.3 million and $691.3 million, respectively, related to our Receivables Facility, proceeds from the issuance of the 2024 Notes of $350.0 million, a payment of $344.8 million to redeem our 2029 Debentures and repayments of $15.0 million applied to our Term Loan Facility. Financing activities for the first nine months of 2016 also included borrowings and repayments on our various international lines of credit of approximately $89.8 million and $96.5 million, respectively.
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
Inflation
The rate of inflation, as measured by changes in the producer price index, affects different commodities, the cost of products purchased and ultimately the pricing of our different products and product classes to our customers. For the nine months ended September 30, 2016, pricing negatively impacted sales by approximately 50 basis points. Historically, price changes from suppliers have been consistent with inflation and have not had a material impact on the results of operations.
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
Item 3.    Quantitative and Qualitative Disclosures about Market Risks.
There have not been any material changes to our exposures to market risk during the quarter ended September 30, 2016 that would require an update to the relevant disclosures provided in our 2015 Annual Report on Form 10-K.
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
During the third quarter of 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

WESCO International, Inc.
(Registrant)

November 4, 2016	By:	/s/ David S. Schulz
(Date)		David S. Schulz
Senior Vice President and Chief Financial Officer