Form 10-K
period 2016-12-31
WESCO INTERNATIONAL INC
filed 2017-02-22
CIK 929008

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The registrant estimates that the aggregate market value of the voting shares held by non-affiliates of the registrant was approximately $2,166.6 million as of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price on the New York Stock Exchange for such stock.
As of February 21, 2017, 48,720,648 shares of Common Stock, par value $.01 per share, of the registrant were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Part III of this Form 10-K incorporates by reference portions of the registrant’s Proxy Statement for its 2017 Annual Meeting of Stockholders.

PART I
Item 1. Business.
In this Annual Report on Form 10-K, “WESCO” refers to WESCO International, Inc., and its subsidiaries and its predecessors unless the context otherwise requires. References to “we,” “us,” “our” and the “Company” refer to WESCO and its subsidiaries.
The Company
WESCO International, Inc. (“WESCO International”), incorporated in 1993 and effectively formed in February 1994 upon acquiring a distribution business from Westinghouse Electric Corporation, is a leading North American-based distributor of products and provider of advanced supply chain management and logistics services used primarily in industrial, construction, utility, and commercial, institutional and government (“CIG”) markets. We are a leading provider of electrical, industrial, and communications maintenance, repair and operating (“MRO”) and original equipment manufacturers (“OEM”) products, construction materials, and advanced supply chain management and logistics services. Our primary product categories include general supplies, wire, cable and conduit, communications and security, electrical distribution and controls, lighting and sustainability, and automation, controls and motors.
We serve approximately 75,000 active customers globally through approximately 500 full service branches primarily located in North America, with operations in 14 additional countries and nine distribution centers located in the United States and Canada. The Company employs approximately 9,000 employees worldwide. We distribute over 1,000,000 products, grouped into six categories, from more than 25,000 suppliers, utilizing a highly automated, proprietary electronic procurement and inventory replenishment system.
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
Industry Overview
We operate in highly fragmented markets that include thousands of small regional and locally based, privately owned competitors. According to one industry publication, in 2015, the latest year for which market data is available, the five largest full-line electrical distributors in North America, including WESCO, accounted for approximately 33% of an estimated $100 billion-plus of electrical sales in North America. Our global account, integrated supply and OEM programs provide customers with regional, national, North American and global supply chain consolidation opportunities. The demand for these programs is driven primarily by the desire of companies to reduce operating expenses by outsourcing operational and administrative functions associated with the procurement, management and utilization of MRO supplies and OEM components. We believe that opportunities exist for expansion of these programs. The total potential in the United States for purchases of MRO and OEM supplies and services across all industrial distribution market segments and channels is estimated to be nearly $500 billion per a combination of industry sources.
According to various industry sources, electrical distribution industry sales have grown low-single-digits on average over the past three years, despite a low-single-digit decline in 2016. Growth in recent years has been driven by new products, technologies and applications. It is estimated that approximately 75% of electrical products sold in the United States are delivered to the end user through the distribution channel.

Markets and Customers
We have a large base of approximately 75,000 active customers across a diverse set of end markets. Our top ten customers accounted for approximately 13% of our sales in 2016. No one customer accounted for more than 4% of our sales in 2016.
The following table outlines our sales breakdown by end market:

Year Ended December 31,	2016	2015	2014
(percentages based on total sales)
Industrial	36%	39%	42%
Construction	34%	32%	31%
Utility	16%	15%	14%
Commercial, Institutional and Government	14%	14%	13%
Industrial. Sales to industrial customers of MRO, OEM, and construction products and services accounted for approximately 36% of our sales in 2016, compared to 39% in 2015. Industrial sales product categories include a broad range of electrical equipment and supplies as well as lubricants, pipe, valves, fittings, fasteners, cutting tools, power transmission, and safety products. In addition, OEM customers require a reliable supply of assemblies and components to incorporate into their own products as well as value-added services such as supplier consolidation, design and technical support, just-in-time supply and electronic commerce, and supply chain management.
Construction. Sales of electrical and communications products to contractors accounted for approximately 34% of our sales in 2016, compared to 32% in 2015. Customers include a wide array of contractors and engineering, procurement and construction firms for industrial, infrastructure, commercial and data and broadband communications projects. Specific applications include projects for refineries, railways, hospitals, wastewater treatment facilities, data centers, security installations, offices, and modular and mobile homes. In addition to a wide array of electrical products, we offer contractors communications products for projects related to IT/network modernization, physical security upgrades, broadband deployments, network security, and disaster recovery.
Utility. Sales to utilities and utility contractors accounted for approximately 16% of our sales in 2016, compared to 15% in 2015. Customers include large investor-owned utilities, rural electric cooperatives, municipal power authorities and contractors that serve these customers. We provide our utility customers with products and services to support the construction and maintenance of their generation, transmission and distribution systems along with an extensive range of products that meet their power plant MRO and capital projects needs. Materials management and procurement outsourcing arrangements are also important in this market, as cost pressures and deregulation have caused utility customers to seek improvements in the efficiency and effectiveness of their supply chains.
Commercial, Institutional and Government ("CIG"). Sales to CIG customers accounted for approximately 14% of our sales in 2016 and 2015. Customers include schools, hospitals, property management firms, retailers and federal, state and local government agencies of all types, including federal contractors.
Business Strategy
Our goal is to grow organically at a rate greater than that of our industry while making accretive acquisitions. Our organic growth strategy focuses on enhancing our sales, technical expertise and customer service capabilities to acquire new customers and increase our sales to current customers, broaden our product and service offerings and expand our geographic footprint. We utilize LEAN continuous improvement initiatives on a company-wide basis to deliver operational excellence and improve productivity. We also extend our LEAN initiatives to customers to improve the efficiency and effectiveness of their operations and supply chains. In addition, we seek to develop a distinct competitive advantage through talent management and employee development processes and programs.
We have identified certain growth engines that we believe provide substantial opportunities for above-market growth, and have developed strategies to address each of these areas of opportunity. These growth engines are a combination of business models, selected end markets and product categories, as discussed below.
Grow Our Global Account Customer Relationships and Base. Our typical global account customer is a large, multi-location industrial or commercial company, a large utility, a major contractor, or a government or institutional customer. Our global account program is designed to provide customers with supply chain management services and cost reductions by coordinating and standardizing activity for MRO materials and OEM direct materials across their multiple locations, utilizing our broad geographic footprint and our largely integrated information technology platform. Comprehensive account plans are developed and managed at the local, national and international levels to prioritize activities, identify key performance measures, and track progress against objectives. We involve our preferred suppliers early in the implementation process to contribute expertise and product knowledge to accelerate program implementation and delivery of cost savings and process improvements.
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
We are expanding our position in North America as an integrated supply service provider by building upon established relationships within our large customer base and premier supplier network, and extending our services to additional customers and locations around the world. Our services are offered across all four of our end markets.
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
Expand Products and Services for Utilities. Our investor-owned, public power and utility contractor customers continue to focus on improving grid reliability and operating efficiency, while reducing costs. As a result, we anticipate opportunities from distribution grid improvement and transmission expansion projects as well as the adoption of integrated supply programs. Accordingly, we are focused on expanding our logistical and project services and supply chain management programs to increase our scope of supply on distribution grid, generation and other energy projects, including alternative energy projects.
Invest in Industrial MRO and Safety. Our sales of industrial maintenance, repair, and operating supply (MRO) materials include a broad range of electrical and non-electrical products used in the ongoing maintenance and repair of equipment used in production processes. These products are also used for facility upkeep in manufacturing, commercial, institutional, and other operations. In addition, through acquisitions, we have expanded our safety products, personal protection safety equipment, first aid supplies, and OSHA compliance categories to complement the industrial MRO product lines.
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
Pursue Strategic Acquisitions. In 2016, we acquired Atlanta Electrical Distributors, LLC, which expanded our construction end market presence in the growing Southeastern United States. Since 2010, we have made fourteen acquisitions that have helped us strengthen our product and services portfolio and increase our customer base, as well as provide an important source of talent.
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
Products and Services
Products
Our network of branches and distribution centers stock approximately 230,000 unique product stock keeping units and we provide customers with access to more than 1,000,000 different products. Each branch tailors its inventory to meet the needs of its local customers.
Representative product categories and associated product lines that we offer include:

•
General Supplies. Wiring devices, fuses, terminals, connectors, boxes, enclosures, fittings, lugs, terminations, wrap, splicing and marking equipment, tools and testers, safety, personal protection, sealants, cutting tools, adhesives, consumables, fasteners, janitorial and other MRO supplies;

•	Wire, Cable and Conduit. Wire, cable, raceway, metallic and non-metallic conduit;

•
Communications and Security. Structured cabling systems, broadband products, low voltage specialty systems, specialty wire and cable products, equipment racks and cabinets, access control, alarms, cameras, paging and voice solutions;

•	Electrical Distribution and Controls. Circuit breakers, transformers, switchboards, panel boards, metering products and busway products;

•	Lighting and Sustainability. Lamps, fixtures, ballasts and lighting control products, and

•	Automation, Controls and Motors. Motor control devices, drives, surge and power protection, relays, timers, pushbuttons, operator interfaces, switches, sensors, and interconnects.
The following table sets forth sales information by product category:

Year Ended December 31,	2016	2015	2014
(percentages based on total sales)
General Supplies	40%	40%	40%
Wire, Cable and Conduit	14%	15%	16%
Communications and Security	15%	15%	14%
Electrical Distribution and Controls	11%	11%	11%
Lighting and Sustainability	12%	10%	10%
Automation, Controls and Motors	8%	9%	9%
We purchase products from a diverse group of more than 25,000 suppliers. In 2016, our ten largest suppliers accounted for approximately 32% of our purchases. Our largest supplier in 2016 was Eaton Corporation, accounting for approximately 11% of our purchases. No other supplier accounted for more than 5% of our total purchases.
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

Services
As part of our overall offering, we provide customers a comprehensive portfolio of value-added solutions within a wide range of service categories including construction, e-commerce, energy and sustainability, engineering services, production support, safety and security, supply chain optimization, training, and working capital. These solutions are designed to address our customers' business needs through:

•	Technical support for operational and transactional process improvements;

•	Inventory optimization programs, including just-in-time delivery and vendor managed inventory;

•	Collaborative, cross-functional, cost savings teams;

•	Dedicated on-site support personnel;

•	Consultation on energy-efficient product upgrades, and

•	Safety and product training for customer employees.
Competitive Strengths
As a leading electrical distributor in a highly fragmented North American market, we compete directly with global, national, regional and local distributors of electrical and other industrial supplies, along with buying groups formed by smaller distributors. Competition is generally based on product line breadth, product availability, service capabilities and price. We believe that our market leadership, broad product offering and value-added services, extensive distribution network and low-cost operator status provide distinct competitive advantages.
Market Leadership. Our ability to manage complex global supply chains, and multi-site facility maintenance programs and construction projects, which require special sourcing, technical advice, logistical support and locally based service, has enabled us to establish a strong presence in the competitive and fragmented North American electrical distribution market.
Broad Product Offering and Value-added Services. We provide a wide range of products, services and procurement solutions, which draw on our product knowledge, supply and logistics expertise, system capabilities and supplier relationships to enable our customers to maximize productivity, minimize waste, improve efficiencies, reduce costs and enhance safety. Our broad product offering and stable source of supply enables us to consistently meet customers’ wide-ranging capital project, MRO and OEM requirements.
Extensive Distribution Network. We operate approximately 500 geographically dispersed branch locations and nine distribution centers (five in the United States and four in Canada). Our distribution centers add value for our customers, suppliers, and branches through the combination of a broad and deep selection of inventory, online ordering and next-day shipment capabilities, and central order handling and fulfillment. Our distribution center network reduces the lead time and cost of supply chain activities through its automated replenishment and warehouse management system, and provides economies of scale in purchasing, inventory management, administration and transportation. This extensive network, which would be difficult and expensive to replicate, allows us to:

•	Enhance localized customer service, technical support and sales coverage;

•	Tailor individual branch products and services to local customer needs, and

•	Offer multi-site distribution capabilities to large customers and global accounts.
Low-Cost Operator. Our competitiveness has been enhanced by our consistent favorable operating cost position, which is based on the use of LEAN, strategically-located distribution centers, and purchasing economies of scale. As a result of these and other factors, our operating cost as a percentage of sales is one of the lowest in our industry. Our selling, general and administrative expenses as a percentage of revenues for 2016 were 14.3%.

Geography
Our network of branches and distribution centers are located primarily in North America. We attribute revenues from external customers to individual countries on the basis of the point of sale. The following table sets forth information about us by geographic area:

	Net Sales Year Ended December 31,						Long-Lived Assets December 31,
	2016		2015		2014		2016	2015	2014
(In thousands)
United States	$5,635,803	77%	$5,665,962	75%	$5,618,240	71%	$123,465	$157,570	$127,670
Canada	1,394,657	19%	1,533,705	21%	1,899,173	24%	60,372	63,088	80,080
Mexico	62,430	1%	70,048	1%	95,585	1%	227	332	442
Subtotal North American Operations	7,092,890		7,269,715		7,612,998		184,064	220,990	208,192
Other International	243,127	3%	248,772	3%	276,628	4%	4,583	5,369	8,213
Total	$7,336,017		$7,518,487		$7,889,626		$188,647	$226,359	$216,405
United States. To serve our customers in the United States, we operate a network of approximately 350 branches supported by five distribution centers located in Arkansas, Mississippi, Nevada, Pennsylvania and Wisconsin. Sales in the United States represented approximately 77% of our total sales in 2016. According to an industry source, the U.S. electrical wholesale distribution industry had estimated sales of nearly $100 billion in 2016.
Canada. To serve our Canadian customers, we operate a network of approximately 130 branches in nine provinces. Branch operations are supported by four distribution centers located in Alberta, British Columbia, Ontario and Quebec. Sales in Canada represented approximately 19% of our total sales in 2016. Total annual electrical industry sales in Canada were more than $7 billion in 2016, according to an industry source.
Mexico. We have seven branch locations in Mexico. Our headquarters in Tlalnepantla Estado de Mexico operates similar to a distribution center to enhance the service capabilities of the local branches. Sales in Mexico represented approximately 1% of our total sales in 2016.
Other International. We sell to global customers through export sales offices located in Calgary, Houston, Miami, Montreal and Pittsburgh within North America and sales offices and branch operations in various international locations. Sales from other international locations represented approximately 3% of our total sales in 2016. Our branches in Aberdeen, Scotland, Dublin, Ireland and Manchester, England support sales efforts in Europe and the Middle East. We have branches in Singapore and Thailand to support our sales to Asia and a branch near Shanghai to serve customers in China. Furthermore, we support sales in South America through our branches in Chile, Ecuador and Peru, and we have operations in five additional countries. Many of our international locations have been established to serve our growing list of customers with global operations.
Intellectual Property
We currently have trademarks, patents and service marks registered with the U.S. Patent and Trademark Office and Canadian Intellectual Property Office. The trademarks and service marks registered in the U.S. include: “WESCO®”, our corporate logo and the running man logo. The Company's "EECOL" trademark is registered in Canada. In addition, trademarks, patents, and service mark applications have been filed in various foreign jurisdictions, including Canada, Chile, China, the European Community, Hong Kong, Mexico, Singapore, Thailand and the United Kingdom.
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
Forward-Looking Information
This Annual Report on Form 10-K contains various “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve certain unknown risks and uncertainties, including, among others, those contained in Item 1, “Business,” Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” When used in this Annual Report on Form 10-K, the words “anticipates,” “plans,” “believes,” “estimates,” “intends,” “expects,” “projects,” “will” and similar expressions may identify forward-looking statements, although not all forward-looking statements contain such words. Such statements, including, but not limited to, our statements regarding business strategy, growth strategy, competitive strengths, productivity and profitability enhancement, competition, new product and service introductions and liquidity and capital resources, are based on management’s beliefs, as well as on assumptions made by and information currently available to management, and involve various risks and uncertainties, some of which are beyond our control. Our actual results could differ materially from those expressed in any forward-looking statement made by us or on our behalf. In light of these risks and uncertainties, there can be no assurance that the forward-looking information will in fact prove to be accurate. We have undertaken no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Executive Officers
Our executive officers and their respective ages and positions as of February 22, 2017, are set forth below.

Name	Age	Position
John J. Engel	55	Chairman, President and Chief Executive Officer
Diane E. Lazzaris	50	Senior Vice President and General Counsel
David S. Schulz	51	Senior Vice President and Chief Financial Officer
Kimberly G. Windrow	59	Senior Vice President and Chief Human Resources Officer

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
Diane E. Lazzaris has served as our Senior Vice President and General Counsel since January 2014, and from February 2010 to December 2013 she served as our Vice President, Legal Affairs. From 2008 to February 2010, Ms. Lazzaris served as Senior Vice President - Legal, General Counsel and Corporate Secretary of Dick’s Sporting Goods, Inc. From 1994 to 2008, she held various corporate counsel positions at Alcoa Inc., most recently as Group Counsel to a group of global businesses.
David S. Schulz has served as our Senior Vice President and Chief Financial Officer since October 2016. From April 2016 to October 2016, he served as Senior Vice President and Chief Operating Officer of Armstrong Flooring, Inc. From November 2013 to March 2016, he served as Senior Vice President and Chief Financial Officer of Armstrong World Industries, Inc., and as Vice President, Finance of the Armstrong Building Products division from June 2011 to November 2013. Prior to joining Armstrong World Industries in 2011, he held various financial leadership roles with Proctor & Gamble and The J.M. Smucker Company. Mr. Schulz began his career as an officer in the United States Marine Corps.
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
Our results of operations are affected by the level of business activity of our customers, which in turn is affected by global economic conditions and market factors impacting the industries and markets that they serve. Certain global economies and markets continue to experience significant uncertainty and volatility, particularly commodity-driven end markets such as oil and gas and metals and mining. Adverse economic conditions or lack of liquidity in these markets, particularly in North America, may adversely affect our revenues and operating results. Economic and financial market conditions also affect the availability of financing for projects and for our customers' capital or other expenditures, which can result in project delays or cancellations and thus affect demand for our products. There can be no assurance that any governmental responses to economic conditions or disruptions in the financial markets ultimately will stabilize the markets or increase our customers' liquidity or the availability of credit to our customers. Should one or more of our larger customers declare bankruptcy, it could adversely affect the collectability of our accounts receivable, bad debt reserves and net income. In addition, our ability to access the capital markets may be restricted at a time when we would like, or need, to do so. The economic, political and financial environment also may affect our business and financial condition in ways that we currently cannot predict, and there can be no assurance that economic, political and market conditions will not adversely affect our results of operations, cash flow or financial position in the future. Fluctuations of the U.S. dollar relative to other currencies could negatively affect our business, financial results and liquidity.
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
Because we rely heavily on information technology both in serving our customers and in our enterprise infrastructure in order to achieve our objectives, we may be vulnerable to damage or intrusion from a variety of cyber-attacks including computer viruses, worms or other malicious software programs that access our systems. Despite the precautions we take to mitigate the risks of such events, an attack on our enterprise information technology system could result in theft or disclosure of our proprietary or confidential information or a breach of confidential customer, supplier or employee information. Such events could have an adverse impact on revenue and harm our reputation. Additionally, such an event could cause us to incur legal liability and costs, which could be significant, in order to address and remediate the effects of an attack and related security concerns.
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
Most of our agreements with suppliers are terminable by either party on 60 days' notice or less. Our ten largest suppliers in 2016 accounted for approximately 32% of our purchases for the period. Our largest supplier in 2016 was Eaton Corporation, accounting for approximately 11% of our purchases. The loss of, or a substantial decrease in the availability of, products from any of these suppliers, a supplier's change in sales strategy to rely less on distribution channels, the loss of key preferred supplier agreements, or disruptions in a key supplier's operations could have a material adverse effect on our business. Supply interruptions could arise from shortages of raw materials, effects of economic, political or financial market conditions on a supplier's operations, labor disputes or weather conditions affecting products or shipments, transportation disruptions, information system disruptions or other reasons beyond our control.
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
Engaging in or significantly expanding business activities in product sourcing, sales and services could subject the company to unexpected costs and risks. Such activities could subject us to increased operating costs, product liability, regulatory requirements and reputational risks. Our expansion into new and existing markets, including manufacturing related or regulated businesses, may present competitive, distribution and regulatory challenges that differ from current ones. We may be less familiar with the target customers and may face different or additional risks, as well as increased or unexpected costs, compared to existing operations. Growth into new markets may also bring us into direct competition with companies with whom we have little or no past experience as competitors. To the extent we are reliant upon expansion into new geographic, industry and product markets for growth and do not meet the new challenges posed by such expansion, our future sales growth could be negatively impacted, our operating costs could increase, and our business operations and financial results could be negatively affected. Expanding our e-commerce capabilities and customer experience has required additional investments, and if not successful, we may not realize the return on our investments as anticipated or our operating results could be adversely affected by slower than expected sales growth or additional costs.
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
We operate in a highly competitive industry and compete directly with global, national, regional and local providers of our products and services. Some of our existing competitors have, and new market entrants may have, greater resources than us. Competition is generally based on product line breadth, product availability, service capabilities and price. Other sources of competition are buying groups formed by smaller distributors to increase purchasing power and provide some cooperative marketing capability as well as e-commerce companies. There may be new market entrants with non-traditional business and customer service models, resulting in increased competition and changing industry dynamics.
Existing or future competitors may seek to gain or retain market share by reducing prices, and we may be required to lower our prices or may lose business, which could adversely affect our financial results. Also, to the extent that we do not meet changing customer preferences or demands or to the extent that one or more of our competitors becomes more successful with private label products, on-line offerings or otherwise, our ability to attract and retain customers could be materially adversely affected. Existing or future competitors also may seek to compete with us for acquisitions, which could have the effect of increasing the price and reducing the number of suitable acquisitions. In addition, it is possible that competitive pressures resulting from industry consolidation could affect our growth and profit margins.
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
The complex legal and regulatory environment exposes us to compliance costs and risks, as well as litigation and other legal proceedings, which could materially affect our operations and financial results. These laws and regulations may change, sometimes significantly, as a result of political or economic events, and some changes are anticipated to occur in the coming year. They include tax laws and regulations, import and export laws and regulations, labor and employment laws and regulations, product safety, occupational safety and health laws and regulations, securities and exchange laws and regulations (and other laws applicable to publicly-traded companies such as the Foreign Corrupt Practices Act), and environmental laws and regulations. Furthermore, as a government contractor selling to federal, state and local government entities, we are also subject to a wide variety of additional laws and regulations. Proposed laws and regulations in these and other areas, such as healthcare, employment, or legal matters could affect the cost of our business operations. From time to time we are involved in legal proceedings, audits or investigations which may relate to, for example, product liability, labor and employment (including wage and hour), tax, escheat, import and export compliance, government contracts, worker health and safety, general commercial and securities matters. While we believe that the outcome of any pending matter is unlikely to have a material adverse effect on our financial condition or liquidity, additional legal proceedings may arise in the future and the outcome of any legal proceedings and other contingencies could require us to take actions which could adversely affect our operations or could require us to pay substantial amounts of money.
Our outstanding indebtedness requires debt service commitments that could adversely affect our ability to fulfill our obligations and could limit our growth and impose restrictions on our business.
As of December 31, 2016, we had $1.40 billion of consolidated indebtedness (excluding debt discount and debt issuance costs), including $500 million in aggregate principal amount of 5.375% Senior Notes due 2021 (the “2021 Notes”), $350 million in aggregate principal amount of 5.375% Senior Notes due 2024 (the “2024 Notes”) and $144.8 million in aggregate principal amount of term loans due 2019 (the “Term Loan Facility”). Our consolidated indebtedness also includes amounts outstanding under our revolving credit facility (the "Revolving Credit Facility"), which has an aggregate borrowing capacity of $600 million, and our accounts receivable securitization facility (the “Receivables Facility”), through which we sell up to $550 million of our accounts receivable to third-party financial institutions. We and our subsidiaries may undertake additional borrowings in the future, subject to certain limitations contained in the instruments governing our indebtedness.
Our debt service obligations have important consequences, including: our payments of principal and interest reduce the funds available to us for operations, future business opportunities and acquisitions and other purposes; they increase our vulnerability to adverse economic, financial market and industry conditions; our ability to obtain additional financing may be limited; and our financial results are affected by increased interest costs. Our ability to make scheduled payments of principal and interest on our debt, refinance our indebtedness, make scheduled payments on our operating leases, fund planned capital expenditures or to finance acquisitions will depend on our future performance, which, to a certain extent, is subject to economic, financial, competitive and other factors beyond our control. There can be no assurance that our business will continue to generate sufficient cash flow from operations in the future to service our debt, make necessary capital expenditures or meet other cash needs. If unable to do so, we may be required to refinance all or a portion of our existing debt, to sell assets or to obtain additional financing. Our Receivables Facility is subject to renewal in September 2018 and our Revolving Credit Facility is subject to renewal in September 2020. There can be no assurance that available funding or any sale of additional receivables or additional financing will be possible at the times of renewal in amounts or terms favorable to us, if at all.
Over the next three years, we will be required to repay approximately $548.5 million of our currently outstanding indebtedness, of which $380.0 million is related to our Receivables Facility, $144.8 million is related to our Term Loan Facility, $20.9 million is related to our international lines of credit, and $2.8 million is related to our capital leases.
Our debt agreements contain restrictions that may limit our ability to operate our business.
Our credit facilities also require us to maintain specific earnings to fixed expenses and to meet minimum net worth requirements in certain circumstances. Our credit facilities, Term Loan Facility, 2021 Notes and 2024 Notes contain, and any of our future debt agreements may contain, certain covenant restrictions that limit our ability to operate our business, including restrictions on our ability to: incur additional debt or issue guarantees; create liens; make certain investments; enter into transactions with our affiliates; sell certain assets; make capital expenditures; redeem capital stock or make other restricted payments; declare or pay dividends or make other distributions to stockholders; and merge or consolidate with any person. Our Term Loan Facility and certain other credit facilities contain additional affirmative and negative covenants, and our ability to comply with these covenants is dependent on our future performance, which will be subject to many factors, some of which are beyond our control, including prevailing economic conditions.
As a result of these covenants, our ability to respond to changes in business and economic conditions and to obtain additional financing, if needed, may be significantly restricted, and we may be prevented from engaging in transactions that might otherwise be beneficial to us. In addition, our failure to comply with these covenants could result in a default under the credit facilities, Term Loan Facility, 2021 Notes, 2024 Notes and our other debt, which could permit the holders to accelerate such debt. If any of our debt is accelerated, we may not have sufficient funds available to repay such debt.
Goodwill and indefinite-lived intangible assets recorded as a result of our acquisitions could become impaired.
As of December 31, 2016, our combined goodwill and indefinite-lived intangible assets amounted to $1.82 billion. To the extent we do not generate sufficient cash flows to recover the net amount of any investments in goodwill and other indefinite-lived intangible assets recorded, the investment could be considered impaired and subject to write-off. We expect to record further goodwill and other indefinite-lived intangible assets as a result of future acquisitions we may complete. Future amortization of such assets or impairments, if any, of goodwill or indefinite-lived intangible assets would adversely affect our results of operations in any given period.
There is a risk that the market value of our common stock may decline.
Stock markets have experienced significant price and trading volume fluctuations, and the market prices of companies in our industry have been volatile. In recent years, volatility and disruption reached unprecedented levels. For some issuers, the markets have exerted downward pressure on stock prices and credit capacity. It is impossible to predict whether the price of our common stock will rise or fall. Trading prices of our common stock will be influenced by our operating results and prospects and by economic, political, financial and other factors.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
We have approximately 500 branches, of which approximately 350 are located in the United States, approximately 130 are located in Canada, seven are located in Mexico and the remainder are in other countries located in Asia, Europe and South America. Approximately 14% of our branches are owned facilities, and the remainder are leased.
The following table summarizes our distribution centers:

	Square Feet	Leased/Owned
Location
Little Rock, AR	100,000	Leased
Byhalia, MS(1)	148,000	Owned
Sparks, NV	199,000	Leased
Warrendale, PA(1)	194,000	Owned
Madison, WI	136,000	Leased
Edmonton, AB	101,000	Leased
Burnaby, BC	65,000	Leased
Mississauga, ON	246,000	Leased
Montreal, QC	126,000	Leased

(1)    Property pledged as collateral under our Term Loan Facility.
We also lease our 84,000 square-foot headquarters in Pittsburgh, Pennsylvania. We do not regard the real property associated with any single branch location as material to our operations. We believe our facilities are in good operating condition and are adequate for their respective uses.

Item 3. Legal Proceedings.
From time to time, a number of lawsuits and claims have been or may be asserted against us relating to the conduct of our business, including routine litigation relating to commercial and employment matters. The outcome of any litigation cannot be predicted with certainty, and some lawsuits may be determined adversely to us. However, management does not believe that the ultimate outcome of any such pending matters is likely to have a material adverse effect on our financial condition or liquidity, although the resolution in any fiscal period of one or more of these matters may have a material adverse effect on our results of operations for that period.
Information relating to legal proceedings is included in Note 13, "Commitments and Contingencies," of the Notes to Consolidated Financial Statements and is incorporated herein by reference.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market, Stockholder and Dividend Information. Our common stock is listed on the New York Stock Exchange under the symbol “WCC.” As of February 21, 2017, there were 48,720,648 shares of common stock outstanding held by approximately 22 holders of record. We have not paid dividends on the common stock and do not currently plan to pay dividends. We do, however, evaluate the possibility from time to time. It is currently expected that earnings will be reinvested to support business growth, debt reduction, acquisitions and share repurchases. In addition, our Revolving Credit Facility and Term Loan Facility limit our ability to pay dividends. Furthermore, the 2021 Notes and 2024 Notes limit our ability to pay dividends and repurchase our common stock. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
The following table sets forth the high and low sales prices per share of our common stock, as reported on the New York Stock Exchange, for the periods indicated.

	Sales Prices
Quarter	High	Low
2015
First	$77.40	$65.38
Second	74.61	66.51
Third	69.57	45.47
Fourth	52.26	39.62
2016
First	$55.92	$34.00
Second	62.66	50.64
Third	63.90	49.67
Fourth	73.40	51.45
Issuer Purchases of Equity Securities. On December 17, 2014, WESCO announced that its Board of Directors approved, on December 11, 2014, the repurchase of up to $300 million of the Company's common stock through December 31, 2017. As of December 31, 2016, WESCO has repurchased 2,468,576 shares of the Company's common stock for $150.0 million under this repurchase authorization.

Company Performance. The following stock price performance graph illustrates the cumulative total return on an investment in WESCO International, a 2016 Performance Peer Group, and the Russell 2000 Index. The graph covers the period from December 31, 2011 to December 31, 2016, and assumes that the value for each investment was $100 on December 31, 2011, and that all dividends were reinvested.

WESCO International, Inc. - Cumulative Total Shareholder Return
Cumulative Investment Value
(Index $100)
$250
$200
$150
$100
$50
$0

	2011	2012	2013	2014	2015	2016
WESCO Intl Inc.	$100.00	$127.20	$171.80	$143.77	$82.40	$125.54
2016 Performance Peer Group	$100.00	$114.79	$152.37	$155.78	$141.06	$178.20
2015 Performance Peer Group	$100.00	$116.98	$158.00	$161.95	$154.81	$186.90
Russell 2000	$100.00	$116.35	$161.52	$169.42	$161.94	$196.44

2016 Performance Peer Group (3):
Airgas, Inc.	Essendant, Inc.[1]	MSC Industrial Direct Co., Inc.
Anixter International, Inc.	Fastenal Company	Rexel SA
Applied Industrial Technologies, Inc.	Genuine Parts Company	Rockwell Automation, Inc.
Arrow Electronics, Inc.	HD Supply Holdings, Inc.	Tech Data Corporation
Avnet, Inc.	Hubbell, Inc.	W.W. Grainger, Inc.
Barnes Group	Ingram Micro, Inc.[2]
Eaton Corporation Plc	MRC Global, Inc.

2015 Performance Peer Group:
Airgas, Inc.	Eaton Corporation Plc	MSC Industrial Direct Co., Inc.
Anixter International, Inc.	Emerson Electric Company	Pool Corporation
Applied Industrial Technologies, Inc.	Fastenal Company	Rockwell Automation, Inc.
Arrow Electronics, Inc.	Genuine Parts Company	Tech Data Corporation
Avnet, Inc.	Houston Wire & Cable Company	Essendant, Inc.[1]
Beacon Roofing Supply, Inc.	Hubbell, Inc.	W.W. Grainger, Inc.
Danaher Corporation	Ingram Micro, Inc.	Watsco, Inc.

[1]	United Stationers changed their name to Essendant, Inc. in February 2015.

[2]	Tianjin Tianhai Investment Company, Ltd. acquired Ingram Micro Inc. in December 2016.

[3]	The performance peer group was updated in 2016 based on a review of relative market capitalization, industry, capital structure, revenue size and investor peers.

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

Year Ended December 31,	2016	2015	2014	2013	2012
(In millions, except per share data)
Income Statement Data:
Net sales	$7,336.0	$7,518.5	$7,889.6	$7,513.3	$6,579.3
Cost of goods sold (excluding depreciation and amortization)	5,887.8	6,024.8	6,278.6	5,967.9	5,247.8
Selling, general and administrative expenses	1,049.3	1,055.0	1,076.8	996.8	961.0
Depreciation and amortization	66.9	65.0	68.0	67.6	37.6
Income from operations	332.0	373.7	466.2	481.0	332.9
Interest expense, net	76.6	69.8	82.1	85.6	47.8
Loss on debt extinguishment(1)	123.9	—	—	13.2	3.5
Other loss(2)	—	—	—	2.3	—
Income before income taxes	131.5	303.9	384.1	379.9	281.6
Provision for income taxes	30.4	95.5	108.7	103.4	79.9
Net income	101.1	208.4	275.4	276.5	201.7
Net loss (income) attributable to noncontrolling interests(3)	0.5	2.3	0.5	(0.1)	0.1
Net income attributable to WESCO International	$101.6	$210.7	$275.9	$276.4	$201.8
Earnings per common share attributable to WESCO International
Basic	$2.30	$4.85	$6.21	$6.26	$4.62
Diluted	$2.10	$4.18	$5.18	$5.25	$3.95
Weighted-average common shares outstanding
Basic	44.1	43.4	44.4	44.1	43.7
Diluted	48.3	50.4	53.3	52.7	51.1
Other Financial Data:
Capital expenditures	$18.0	$21.7	$20.5	$27.8	$23.1
Net cash provided by operating activities	300.2	283.1	251.2	315.1	288.2
Net cash used in investing activities	(70.5)	(170.2)	(144.2)	(18.2)	(1,311.0)
Net cash used in financing activities	(276.3)	(67.8)	(95.5)	(257.5)	1,044.0
Balance Sheet Data:
Total assets	$4,491.0	$4,569.7	$4,754.4	$4,648.9	$4,629.6
Total debt (including current and short-term debt)(4)	1,385.3	1,483.4	1,415.6	1,487.7	1,735.2
Stockholders’ equity	2,010.0	1,773.9	1,928.2	1,764.8	1,553.7

(1)
Represents the loss recognized in 2016 related to the redemption of the 6.0% Convertible Senior Debentures due 2029, the loss recognized in 2013 related to the $500 million prepayment made to the U.S. sub-facility of the Term Loan Facility, and the loss recognized in 2012 due to the redemption of the Company's then outstanding 7.50% Senior Subordinated Notes due 2017.

(2)	Represents the loss on the sale of a foreign operation in 2013.

(3)	Represents the portion of net loss (income) attributable to consolidated entities that are not owned by the Company.

(4)
Includes the discount related to the 6.0% Convertible Senior Debentures due 2029 and Term Loan Facility. For 2016 and 2015, also includes debt issuance costs. See Note 7 of the Notes to Consolidated Financial Statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto included in Item 8 of this Annual Report on Form 10-K.
Company Overview
In 2016, we took actions to further streamline our organization, simplified our capital structure by redeeming the 6.0% Convertible Senior Debentures due 2029 (the "2029 Debentures"), improved productivity, integrated one accretive acquisition, generated strong cash flow and closely managed costs. Our financial results primarily reflect challenging economic and end market conditions, partially offset by the benefits of cost reduction actions and discretionary spending controls. Sales decreased $182.5 million, or 2.4%, over the prior year. Acquisitions and number of workdays positively impacted net sales by 3.1% and 0.4%, respectively, and were partially offset by a 1.0% decrease in foreign exchange rates, resulting in a 4.9% decrease in normalized organic sales. Cost of goods sold as a percentage of net sales was 80.3% and 80.1% in 2016 and 2015, respectively. Operating income was $332.0 million for 2016, compared to $373.7 million for 2015. Operating income decreased due to lower sales and gross margin, despite actions to reduce operating costs. Net income attributable to WESCO International of $101.6 million decreased by 51.8%. Diluted earnings per share attributable to WESCO International was $2.10 in 2016, based on 48.3 million diluted shares, compared with diluted earnings per share of $4.18 in 2015, based on 50.4 million diluted shares. Excluding the non-cash impact of the convertible debt conversion in the third quarter of $1.70, adjusted earnings per diluted share for 2016 was $3.80.
Our end markets consist of industrial firms, electrical and data communications contractors, utilities, and commercial organizations, institutions and government entities. Our transaction types to these markets can be categorized as stock, direct ship and special order. Stock orders are filled directly from existing inventory and represent approximately 50% of total sales. Approximately 39% of our total sales are direct ship sales. Direct ship sales are typically custom-built products, large orders or products that are too bulky to be easily handled and, as a result, are shipped directly to the customer from the supplier. Special orders are for products that are not ordinarily stocked in inventory and are ordered based on a customer’s specific request. Special orders represent the remaining 11% of total sales.
We have historically financed our working capital requirements, capital expenditures, acquisitions, share repurchases and new branch openings through internally generated cash flow, debt issuances, borrowings under our Revolving Credit Facility and funding through our Receivables Facility.
Cash Flow
We generated $300.2 million in operating cash flow during 2016. Cash provided by operating activities included net income of $101.1 million, adjustments to net income totaling $159.3 million, including a loss on the redemption of our convertible debt of $123.9 million, and changes in assets and liabilities of $39.8 million. Investing activities included net payments of $50.9 million, primarily for the acquisition of Atlanta Electrical Distributors, LLC, and capital expenditures of $18.0 million. Financing activities consisted of borrowings and repayments of $1.03 billion and $1.10 billion, respectively, related to our Revolving Credit Facility, borrowings and repayments of $706.9 million and $851.9 million, respectively, related to our Receivables Facility, proceeds from the issuance of the 2024 Notes of $350.0 million, a payment of $344.8 million to redeem the 2029 Debentures and repayments of $30.0 million applied to our Term Loan Facility. Financing activities in 2016 also included borrowings and repayments on our various international lines of credit of $111.5 million and $131.5 million, respectively.
Free cash flow for the years ended December 31, 2016 and 2015 was $282.2 million and $261.4 million, respectively.

The following table sets forth the components of free cash flow:

	Twelve Months Ended
	December 31,
Free Cash Flow:	2016	2015
(In millions)
Cash flow provided by operations	$300.2	$283.1
Less: Capital expenditures	(18.0)	(21.7)
Free cash flow	$282.2	$261.4

Note: The table above reconciles cash flow provided by operations to free cash flow. Free cash flow is a non-GAAP financial measure provided by the Company as an additional liquidity measure. Capital expenditures are deducted from operating cash flow to determine free cash flow. Free cash flow is available to fund the Company's other investing and financing activities.
Financing Availability
As of December 31, 2016, we had $509.7 million in total available borrowing capacity under our Revolving Credit Facility, which was comprised of $301.3 million of availability under the U.S. sub-facility and $208.4 million of availability under the Canadian sub-facility. Available borrowing capacity under our Receivables Facility was $146.8 million. The Receivables Facility and Revolving Credit Facility mature in September 2018 and September 2020, respectively.
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
Revenue Recognition
Revenues are recognized for product sales when title, ownership and risk of loss pass to the customer or for services when the service is rendered. In the case of stock sales and special orders, a sale occurs at the time of shipment from our distribution point, as the terms of our sales are typically FOB shipping point. In cases where we process customer orders but ships directly from its suppliers, revenue is recognized once product is shipped and title has passed. In all cases, revenue is recognized once the sales price to our customer is fixed or is determinable and we have reasonable assurance as to the collectability.
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
Excess and Obsolete Inventory
We write down our inventory to lower of cost and net realizable value based on internal factors derived from historical analysis of actual losses. Retrospectively, we identify items in excess of 36 months supply relative to demand or movement. We then analyze the ultimate disposition of previously identified excess inventory items as they are sold, returned to supplier, or scrapped. This historical item-by-item analysis allows us to develop an estimate of the likelihood that an item identified as being in excess supply ultimately becomes obsolete. We apply the estimate to inventory items currently in excess of 36 months supply, and reduce our inventory carrying value by the derived amount. We revisit and test our assumptions on a periodic basis. Historically, we have not had material changes to our assumptions, nor do we anticipate any material changes in the future.

Supplier Volume Rebates
We receive rebates from certain suppliers based on contractual arrangements with them. Since there is a lag between actual purchases and the rebates received from the suppliers, we estimate and accrue the approximate amount of rebates available at a specific date. We record the amounts as other accounts receivable in the Consolidated Balance Sheets. The corresponding rebate income is derived from the level of actual purchases made by us and is recorded as a reduction of cost of goods sold. Supplier volume rebate rates have historically ranged between approximately 0.9% and 1.4% of sales depending on market conditions. In 2016, the rebate rate was 1.3%.
Goodwill and Indefinite-Lived Intangible Assets
Goodwill and indefinite-lived intangible assets are tested for impairment annually during the fourth quarter using information available at the end of September, or more frequently if triggering events occur indicating that their carrying value may not be recoverable. We test for goodwill impairment on a reporting unit level and the evaluation involves comparing the fair value of each reporting unit with its carrying value. The fair values of the reporting units are determined using a combination of a discounted cash flow analysis and market multiples. Assumptions used for these fair value techniques are based on a combination of historical results, current forecasts, market data and recent economic events. We evaluate the recoverability of indefinite-lived intangible assets using the relief-from-royalty method based on projected financial information. The determination of fair value involves significant management judgment and we apply our best judgment when assessing the reasonableness of financial projections. At December 31, 2016 and 2015, goodwill and indefinite-lived trademarks totaled $1.82 billion and $1.77 billion, respectively.
A possible indicator of goodwill impairment is the relationship of a company’s market capitalization to its book value. As of December 31, 2016, our market capitalization exceeded our book value and there were no impairment losses identified as a result of our annual test. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual goodwill and indefinite-lived intangible impairment tests will prove to be an accurate prediction of future results.
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
We recognize deferred tax assets at amounts that are expected to be realized. To make such determination, we evaluate all positive and negative evidence, including but not limited to, prior, current and future taxable income, tax planning strategies and future reversals of existing temporary differences. A valuation allowance is recognized if it is “more-likely-than-not” that some or all of a deferred tax asset will not be realized. We regularly assess the realizability of deferred tax assets.
No provision is made for undistributed earnings that are considered to be permanently reinvested to fund growth in foreign markets.
We account for uncertainty in income taxes using a "more-likely-than-not" recognition threshold. Due to the subjectivity inherent in the evaluation of uncertain tax positions, the tax benefit ultimately recognized may materially differ from our estimate. We recognize interest and penalties related to uncertain tax benefits as part of interest expense and income tax expense, respectively.
Convertible Debentures
We separately accounted for the liability and equity components of the 2029 Debentures in a manner that reflected our non-convertible debt borrowing rate. We estimated our non-convertible debt borrowing rate through a combination of discussions with our financial institutions and review of relevant market data. The discounts to the convertible debt balances were amortized to interest expense, using the effective interest method, over the implicit life of the debentures.
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

Year Ended December 31,	2016	2015	2014
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	80.3	80.1	79.6
Selling, general and administrative expenses	14.3	14.0	13.6
Depreciation and amortization	0.9	0.9	0.9
Income from operations	4.5	5.0	5.9
Interest expense	1.0	0.9	1.0
Loss on debt redemption	1.7	—	—
Income before income taxes	1.8	4.1	4.9
Provision for income taxes	0.4	1.3	1.4
Net income attributable to WESCO International	1.4%	2.8%	3.5%
2016 Compared to 2015
Net Sales. Net sales in 2016 decreased 2.4% to $7.34 billion, compared with $7.52 billion in 2015. Acquisitions and number of workdays positively impacted net sales by 3.1% and 0.4%, respectively, and were partially offset by a 1.0% decrease in foreign exchange rates, resulting in a 4.9% decrease in normalized organic sales.
The following table sets forth the normalized organic sales change:

	Twelve Months Ended
	December 31,
Normalized Organic Sales Change:	2016	2015
Change in net sales	(2.4)%	(4.7)%
Less: Impact from acquisitions	3.1%	2.0%
Less: Impact from foreign exchange rates	(1.0)%	(3.4)%
Less: Impact from number of workdays	0.4%	—%
Normalized organic sales change	(4.9)%	(3.3)%
Note: Normalized organic sales change is a non-GAAP financial measure provided by the Company to better understand the Company's organic sales trends. Normalized organic sales change is calculated by deducting the percentage impact from acquisitions in the first year of ownership, foreign exchange rates and number of workdays from the overall percentage change in consolidated net sales.
Cost of Goods Sold. Cost of goods sold decreased 2.3% in 2016 to $5.89 billion, compared with $6.02 billion in 2015. Cost of goods sold as a percentage of net sales was 80.3% and 80.1% in 2016 and 2015, respectively.
Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses include costs associated with personnel, shipping and handling, travel, advertising, facilities, utilities and bad debts. SG&A expenses decreased by $5.7 million, or

0.5%, to $1.05 billion in 2016. SG&A expenses decreased as the cost impact of recent acquisitions was offset by savings from headcount reductions, branch closures and consolidations, and ongoing discretionary spending cost controls. As a percentage of net sales, SG&A expenses increased to 14.3% in 2016, compared to 14.0% in 2015, reflecting lower sales volume.
SG&A payroll expenses for 2016 of $734.8 million decreased by $1.1 million compared to 2015. The decrease in SG&A payroll expenses was primarily due to a decrease in commissions, incentives and benefits.
The remaining SG&A expenses for 2016 of $314.5 million decreased by $4.6 million compared to 2015.
Depreciation and Amortization. Depreciation and amortization increased $1.9 million to $66.9 million in 2016, compared with $65.0 million in 2015.
Income from Operations. Income from operations decreased by $41.7 million to $332.0 million in 2016, compared to $373.7 million in 2015. Income from operations as a percentage of net sales was 4.5% and 5.0% in 2016 and 2015, respectively. Income from operations as a percentage of net sales decreased as the benefits resulting from cost management were offset by lower sales and gross margin.
Interest Expense. Interest expense totaled $76.6 million in 2016, compared with $69.8 million in 2015, an increase of 9.7%. Non-cash interest expense, which includes the amortization of debt discounts and debt issuance costs, and interest related to uncertain tax positions, was $7.9 million and $3.5 million for 2016 and 2015, respectively. In the fourth quarter of 2015, the resolution of transfer pricing matters associated with previously filed tax positions resulted in non-cash interest income of $9.4 million.
The following table sets forth the components of interest expense:

	Twelve Months Ended
	December 31,
	2016	2015
(In millions)
Amortization of debt discounts	$3.1	$6.1
Amortization of debt issuance costs	3.6	6.1
Interest related to uncertain tax positions, net	1.2	(8.7)
Non-cash interest expense	7.9	3.5
Change in accrued interest	(5.6)	—
Cash interest expense	74.3	66.3
Total interest expense	$76.6	$69.8

Loss on Debt Redemption. Loss on debt redemption of $123.9 million was the result of a non-cash charge from the early redemption of the 2029 Debentures in the third quarter of 2016.
Income Taxes. Our effective tax rate was 23.1% in 2016 compared to 31.4% in 2015. Our effective tax rate is affected by recurring items, such as the relative amounts of income earned in the United States and foreign jurisdictions, primarily Canada, the tax rates in these jurisdictions and changes in foreign currency exchange rates. The loss on debt redemption reduced income before income taxes, which decreased the effective tax rate for 2016. In 2015, the resolution of the transfer pricing matter described above resulted in incremental income tax expense, which increased the effective tax rate.
Net Income. Net income decreased by $107.3 million, or 51.5%, to $101.1 million in 2016, compared to $208.4 million in 2015. Adjusted net income for the year ended December 31, 2016 was $183.8 million.
Net Loss Attributable to Noncontrolling Interests. Net loss attributable to noncontrolling interests was $0.5 million in 2016, compared to $2.3 million in 2015. The losses in 2016 and 2015 were primarily due to foreign exchange losses on cash balances.
Net Income Attributable to WESCO International. Net income and diluted earnings per share attributable to WESCO International were $101.6 million and $2.10 per share, respectively, in 2016, compared with $210.7 million and $4.18 per share, respectively, in 2015. Adjusted net income and diluted earnings per share attributable to WESCO International were $184.3 million and $3.80 per share, respectively, for the year ended December 31, 2016.

The following table sets forth adjusted net income attributable to WESCO International and adjusted earnings per diluted share:

	Twelve Months Ended
	December 31,
Adjusted Income Before Income Taxes:	2016	2015

Income before income taxes	$131.5	$303.9
Loss on debt redemption	123.9	—
Adjusted income before income taxes	$255.4	$303.9

Adjusted Tax Provision:
Provision for income taxes	$30.4	$95.5
Income tax benefit from loss on debt redemption (1)	41.2	—
Adjusted provision for income taxes	$71.6	$95.5

Adjusted Net Income Attributable to WESCO International:
Adjusted income before income taxes	$255.4	$303.9
Adjusted provision for income taxes	71.6	95.5
Adjusted net income	183.8	208.4
Net loss attributable to noncontrolling interests	(0.5)	(2.3)
Adjusted net income attributable to WESCO International	$184.3	$210.7

Twelve Months Ended
Adjusted Earnings Per Diluted Share:	December 31, 2016

Diluted earnings per common share	$2.10
Loss on debt redemption (2)	2.54
Tax effect of loss on debt redemption (2)	(0.84)
Adjusted diluted earnings per common share	$3.80

(1)	Represents the third quarter of 2016 income tax benefit related to the loss on debt redemption.

(2)	The loss on debt redemption and related income tax benefit are based on the third quarter of 2016 diluted shares of 48.7 million.
Note: Adjusted net income attributable to WESCO International, Inc. is defined as income before income taxes plus the third quarter loss on debt redemption, less the provision for income taxes excluding the third quarter benefit of such loss. Adjusted earnings per diluted share is computed by adding the loss per diluted share on debt redemption and deducting the related income tax benefit per diluted share recognized in the third quarter of 2016. The Company believes that these non-GAAP financial measures provide an overall understanding of the Company's current financial performance and a consistent measure for assessing the current and historical financial results.
2015 Compared to 2014
Net Sales. Net sales in 2015 decreased 4.7% to $7.52 billion, compared with $7.89 billion in 2014. Normalized organic sales decreased 3.3%; foreign exchange rates negatively impacted sales by 3.4% and were partially offset by a positive impact from acquisitions of 2.0%. Additionally, management estimates that price had no measurable impact on net sales.

The following table sets forth the normalized organic sales change:

	Twelve Months Ended
	December 31,
Normalized Organic Sales Change:	2015	2014
Change in net sales	(4.7)%	5.0%
Less: Impact from acquisitions	2.0%	1.4%
Less: Impact from foreign exchange rates	(3.4)%	(1.6)%
Less: Impact from number of workdays	—%	(0.4)%
Normalized organic sales change	(3.3)%	5.6%
Note: Normalized organic sales change is a non-GAAP financial measure provided by the Company to better understand the Company's organic sales trends. Normalized organic sales change is calculated by deducting the percentage impact from acquisitions in the first year of ownership, foreign exchange rates and number of workdays from the overall percentage change in consolidated net sales.
Cost of Goods Sold. Cost of goods sold decreased 4.0% in 2015 to $6.02 billion, compared with $6.28 billion in 2014. Cost of goods sold as a percentage of net sales was 80.1% and 79.6% in 2015 and 2014, respectively.
Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses include costs associated with personnel, shipping and handling, travel, advertising, facilities, utilities and bad debts. SG&A expenses decreased by $21.9 million, or 2.0%, to $1.06 billion in 2015. The decrease in SG&A expenses is primarily due to cost reduction actions implemented during 2015, foreign exchange rates, lower variable sales and compensation costs and ongoing discretionary spending controls. As a percentage of net sales, SG&A expenses increased to 14.0% in 2015, compared to 13.6% in 2014, reflecting lower sales volume and incremental costs related to recent acquisitions, which were not fully offset by cost control actions and initiatives.
SG&A payroll expenses for 2015 of $735.9 million decreased by $23.0 million compared to 2014. The decrease in SG&A payroll expenses was primarily due to a decrease in commissions, incentives and benefits of $16.6 million and a decrease in temporary labor of $4.7 million. These decreases were due to a 5% headcount reduction, exclusive of acquisitions, and a reduction in discretionary spending.
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
Interest Expense. Interest expense totaled $69.8 million in 2015, compared with $82.1 million in 2014, a decrease of 14.9%. Non-cash interest expense, which includes the amortization of debt discounts and debt issuance costs, and interest related to uncertain tax positions, was $3.5 million and $9.5 million for 2015 and 2014, respectively. The resolution of transfer pricing matters associated with previously filed tax positions resulted in non-cash interest income of $9.4 million in the fourth quarter of 2015. Cash interest expense decreased primarily as a result of the repayment of the Canadian sub-facility of the term loans due 2019 throughout 2015.

The following table sets forth the components of interest expense:

	Twelve Months Ended
	December 31,
	2015	2014
(In millions)
Amortization of debt discounts	$6.1	$4.1
Amortization of debt issuance costs	6.1	4.4
Interest related to uncertain tax positions, net	(8.7)	1.0
Non-cash interest expense	3.5	9.5
Change in accrued interest	—	(1.4)
Cash interest expense	66.3	74.0
Total interest expense	$69.8	$82.1
Income Taxes. Our effective tax rate was 31.4% in 2015 compared to 28.3% in 2014. Our effective tax rate is affected by recurring items, such as the relative amounts of income earned in the United States and foreign jurisdictions, primarily Canada, the tax rates in these jurisdictions and changes in foreign currency exchange rates. The resolution of the tax matter described above in the discussion of interest expense resulted in incremental income tax expense of $11.7 million, which increased the effective tax rate by 2.9 percentage points.
Net Income. Net income decreased by $67.1 million, or 24.3%, to $208.4 million in 2015, compared to $275.4 million in 2014.
Net Loss Attributable to Noncontrolling Interests. Net loss attributable to noncontrolling interests was $2.3 million in 2015, compared to $0.5 million in 2014. The losses in 2015 and 2014 were primarily due to foreign exchange losses on cash balances.
Net Income Attributable to WESCO International. Net income and diluted earnings per share attributable to WESCO International were $210.7 million and $4.18 per share, respectively, in 2015, compared with $275.9 million and $5.18 per share, respectively, in 2014.

Liquidity and Capital Resources
Total assets were $4.49 billion and $4.57 billion at December 31, 2016 and 2015, respectively. Total liabilities at December 31, 2016 and 2015 were $2.48 billion and $2.80 billion, respectively. Stockholders’ equity increased by 13.3% to $2.01 billion at December 31, 2016, compared with $1.77 billion at December 31, 2015, primarily as a result of net income of $101.6 million, the redemption of the 2029 Debentures, which excluding the loss, had a positive net impact on equity of $93.6 million, and foreign currency translation adjustments of $38.3 million.
The following table sets forth our outstanding indebtedness:

	As of December 31,
	2016	2015
	(In millions)
Accounts Receivable Securitization Facility	$380.0	$525.0
Revolving Credit Facility	4.0	75.0
International lines of credit	20.9	43.3
Term Loan Facility, less debt discount of $0.7 and $1.0 in 2016 and 2015, respectively	144.0	173.7
5.375% Senior Notes due 2021	500.0	500.0
5.375% Senior Notes due 2024	350.0	—
6.0% Convertible Senior Debentures due 2029, less debt discount of $163.3 in 2015	—	181.6
Capital leases	2.9	2.5
Total debt	1,401.8	1,501.1
Less unamortized debt issuance costs(1)	(16.5)	(17.7)
Less current and short-term debt	(22.1)	(44.3)
Total long-term debt	$1,363.2	$1,439.1

(1)	See Note 2 of the Notes to Consolidated Financial Statements.
The required annual principal repayments for all indebtedness for the next five years and thereafter, as of December 31, 2016, is set forth in the following table:

(In millions)
2017	$22.1
2018	380.9
2019	145.4
2020	4.1
2021	500.0
Thereafter	350.0
Total payments on debt	1,402.5
Debt discount	(0.7)
Total debt	$1,401.8

Our liquidity needs generally arise from fluctuations in our working capital requirements, capital expenditures, acquisitions and debt service obligations. As of December 31, 2016, we had $509.7 million in available borrowing capacity under our Revolving Credit Facility and $146.8 million in available borrowing capacity under our Receivables Facility, which combined with available cash of $48.1 million, provided liquidity of $704.6 million. Cash included in our determination of liquidity represents cash in deposit and interest bearing investment accounts. We believe cash provided by operations and financing activities will be adequate to cover our current operational and business needs.
We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions. We also communicate on a regular basis with our lenders regarding our financial and working capital performance, liquidity position and financial leverage. Our financial leverage ratio was 3.5 and 3.8 as of December 31, 2016 and 2015, respectively. In addition, we are in compliance with all covenants and restrictions contained in our debt agreements as of December 31, 2016.
The following table sets forth the Company's financial leverage ratio as of December 31, 2016 and 2015:

Twelve months ended December 31,	2016	2015
(In millions, except ratios)
Net income	$101.1	$208.4
Provision for income taxes	30.4	95.5
Loss on debt redemption	123.9	—
Interest expense, net	76.6	69.8
Depreciation and amortization	66.9	65.0
Adjusted EBITDA	$398.9	$438.7

	December 31, 2016	December 31, 2015
Current debt and short-term borrowings	$22.1	$44.3
Long-term debt	1,363.1	1,439.1
Debt discount and debt issuance costs(1)	17.3	182.0
Total debt	$1,402.5	$1,665.4

Financial leverage ratio based on total debt	3.5	3.8

(1)	Long-term debt is presented in the condensed consolidated balance sheets net of deferred financing fees and debt discount.
Note: Financial leverage is a non-GAAP financial measure provided by the Company to illustrate its capital structure position. Financial leverage ratio is calculated by dividing total debt, including debt discount and deferred financing fees, by adjusted EBITDA. Adjusted EBITDA is defined as the trailing twelve months earnings before interest, taxes, depreciation and amortization, plus loss on debt redemption.
At December 31, 2016, we had cash and cash equivalents totaling $110.1 million, of which $76.4 million was held by foreign subsidiaries. The cash held by some of our foreign subsidiaries could be subject to additional U.S. income taxes if repatriated. We believe that we are able to maintain a sufficient level of liquidity for our domestic operations and commitments without repatriation of the cash held by these foreign subsidiaries.
Over the next several quarters, we plan to closely manage working capital, and it is expected that excess cash will be directed primarily at debt reduction, acquisitions and share repurchases. We remain focused on maintaining ample liquidity and credit availability. We anticipate capital expenditures in 2017 to be at levels similar to 2016. We believe our balance sheet and ability to generate ample cash flow provides us with a durable business model and should allow us to fund expansion needs and growth initiatives.
We finance our operating and investing needs as follows:
Accounts Receivable Securitization Facility
On September 24, 2015, WESCO Distribution amended and restated its accounts receivable securitization facility (the "Receivables Facility") pursuant to the terms and conditions of a Fourth Amended and Restated Receivables Purchase Agreement (the “Receivables Purchase Agreement”), by and among WESCO Receivables Corp. (“WESCO Receivables”), WESCO Distribution, the various purchaser groups from time to time party thereto and PNC Bank, National Association, as Administrator. The Receivables Purchase Agreement amended and restated the receivables purchase agreement entered into on April 13, 2009.
The Receivables Purchase Agreement increased the purchase limit from $500 million to $550 million, with the opportunity to exercise an accordion feature which permits increases in the purchase limit of up to $100 million, extended the term of the Receivables Facility to September 24, 2018 and added and amended certain defined terms. The interest rate spread and commitment fee of the Receivables Facility remained at 0.95% and 0.45%, respectively.
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
As of December 31, 2016 and 2015, accounts receivable eligible for securitization totaled approximately $657.5 million and $684.7 million, respectively. The Consolidated Balance Sheets as of December 31, 2016 and 2015 include $380.0 million and $525.0 million, respectively, of account receivable balances legally sold to third parties, as well as borrowings for equal amounts. At December 31, 2016, the interest rate on borrowings under this facility was approximately 1.4%.
Revolving Credit Facility
On September 24, 2015, WESCO International, WESCO Distribution and certain other subsidiaries of the Company entered into a $600 million revolving credit facility (the “Revolving Credit Facility”), which contains a letter of credit sub-facility of up to $125 million, pursuant to the terms and conditions of a Second Amended and Restated Credit Agreement (the "Credit Agreement"). The Revolving Credit Facility contains an accordion feature allowing WESCO Distribution to request increases to the borrowing commitments, subject to customary conditions. This accordion feature increased from $100 million to $200 million in the aggregate. The Revolving Credit Facility replaced WESCO Distribution’s prior revolving credit facility entered into on December 12, 2012.
The Revolving Credit Facility matures in September 2020 and consists of two separate sub-facilities: (i) a Canadian sub-facility with a borrowing limit of up to $400 million, which is collateralized by substantially all assets of WESCO Canada and the other Canadian Borrowers, other than, among other things, real property, in each case, subject to customary exceptions and limitations, and (ii) a U.S sub-facility with a borrowing limit of up to $600 million less the amount of outstanding borrowings under the Canadian sub-facility. The U.S. sub-facility is collateralized by substantially all assets of WESCO Distribution and its subsidiaries which are party to the Credit Agreement, other than, among other things, real property and accounts receivable sold or intended to be sold pursuant to the Receivables Purchase Agreement. The applicable interest rate for borrowings under the Revolving Credit Facility includes interest rate spreads based on available borrowing capacity that range between 1.25% and 1.75% for LIBOR-based borrowings and 0.25% and 0.75% for prime rate-based borrowings. At December 31, 2016, the interest rate on borrowings under this facility was approximately 2.0%.
The Credit Agreement requires ongoing compliance with certain customary affirmative and negative covenants. The Credit Agreement also contains customary events of default.
During 2016, WESCO borrowed $1,025.8 million under the Revolving Credit Facility and made repayments in the aggregate amount of $1,096.8 million. During 2015, aggregate borrowings and repayments were $1,276.0 million and $1,209.0 million, respectively. WESCO had $509.7 million available under the Revolving Credit facility at December 31, 2016, after giving effect to outstanding letters and international lines of credit, as compared to approximately $438.7 million million at December 31, 2015.
International Lines of Credit
Certain foreign subsidiaries of WESCO have entered into uncommitted lines of credit, which serve as overdraft facilities, to support local operations. The maximum borrowing limit varies by facility and ranges between $0.3 million and $21.0 million. The applicable interest rate for borrowings under these lines of credit varies by country and is governed by the applicable loan agreement. The international lines of credit are renewable on an annual basis and certain facilities are fully and unconditionally guaranteed by WESCO Distribution. Accordingly, borrowings under these lines directly reduce availability under the Revolving Credit Facility.
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
The Term Loan Agreement provided a seven-year term loan facility (the “Term Loan Facility”), which consisted of two separate sub-facilities: (i) a Canadian sub-facility in an aggregate principal amount of CAD150 million, issued at a 2.0% discount, and (ii) a U.S. sub-facility in an aggregate principal amount of $700 million, issued at a 1.0% discount. The proceeds of the Term Loan Facility were used to finance the acquisition of EECOL, and to pay fees and expenses incurred in connection with the acquisition and certain other transactions. Subject to the terms of the Term Loan Agreement, the Borrowers may request incremental term loans from time to time in an aggregate principal amount not to exceed at any time $300 million, with an equivalent principal amount in U.S. dollars being calculated for any incremental term loan denominated in Canadian dollars.
On November 19, 2013, the Borrowers and WESCO International entered into an amendment (the “Term Loan Amendment”) to the Term Loan Agreement. The Term Loan Amendment, among other things, reduced the applicable margin on U.S. term loans by 0.50% and the LIBOR floor applicable to the U.S. sub-facility from 1.00% to 0.75%. The modified pricing terms were effective December 13, 2013.
On November 26, 2013, WESCO Distribution sold $500 million aggregate principal amount of 5.375% Senior Notes due 2021 (the “2021 Notes”), and used the net proceeds plus excess cash to prepay $500 million under the Company's U.S. sub-facility of the Term Loan Facility (see discussion below under “5.375% Senior Notes due 2021” for additional information). The prepayment satisfied all remaining quarterly repayment obligations under the U.S. sub-facility. As of December 31, 2016, the amount outstanding under the U.S. sub-facility was $144.8 million. The Canadian sub-facility was fully repaid in 2015 using cash provided by Canadian operations.
Borrowings under the Term Loan Facility bear interest at base rates plus applicable margins. At December 31, 2016, the interest rate on borrowings under the U.S. sub-facility was 4.0%. To the extent not previously paid, the outstanding U.S. sub-facility will become due and payable on December 12, 2019, with any unpaid incremental term loans becoming due and payable on the respective maturity dates applicable to those incremental term loans. At any time or from time to time, the Borrowers may prepay borrowings under the Term Loan Facility in whole or in part without premium or penalty. The Borrowers' obligations under the Term Loan Facility are secured by substantially all of the assets of the Borrowers, the Company and certain of the Company's other subsidiaries; provided that, with respect to borrowings under the U.S. sub-facility, the collateral does not include assets of certain foreign subsidiaries or more than 65% of the issued and outstanding equity interests in certain foreign subsidiaries.
The Term Loan Facility contains customary affirmative and negative covenants for credit facilities of this type. The Term Loan Facility also provides for customary events of default.
5.375% Senior Notes due 2021
In November 2013, WESCO Distribution issued $500 million aggregate principal amount of 2021 Notes through a private offering exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). The 2021 Notes were issued at 100% of par and are governed by an indenture (the “2021 Indenture”) entered into on November 26, 2013 with WESCO International and U.S. Bank National Association, as trustee. The 2021 Notes are unsecured senior obligations of WESCO Distribution and are guaranteed on a senior unsecured basis by WESCO International. The 2021 Notes bear interest at a stated rate of 5.375%, payable semi-annually in arrears on June 15 and December 15 of each year. In addition, we incurred costs related to the issuance of the 2021 Notes totaling $8.4 million, which are recorded as a reduction to the carrying value of the debt and are being amortized over the life of the notes. The 2021 Notes mature on December 15, 2021. The net proceeds of the 2021 Notes were used to prepay a portion of the U.S. sub-facility of the term loans due 2019.
Under the terms of a registration rights agreement dated as of November 26, 2013 among WESCO Distribution, WESCO International and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as the representative of the initial purchasers of the 2021 Notes, WESCO Distribution and WESCO International agreed to register under the Securities Act notes having terms identical in all material respects to the 2021 Notes (the “2021 Exchange Notes”) and to make an offer to exchange the 2021 Exchange Notes for the 2021 Notes. WESCO Distribution launched the exchange offer on June 12, 2014 and the exchange offer expired on July 17, 2014.
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
The 2021 Indenture contains customary covenants and customary events of default. In addition, upon a change of control, the holders of 2021 Notes have the right to require WESCO Distribution to repurchase all or any part of the 2021 Notes at a redemption price equal to 101% of the principal amount, plus accrued and unpaid interest.
5.375% Senior Notes due 2024
In June 2016, WESCO Distribution issued $350 million aggregate principal amount of 5.375% Senior Notes due 2024 (the "2024 Notes") through a private offering exempt from the registration requirements of the Securities Act. The 2024 Notes were issued at 100% of par and are governed by an indenture (the “2024 Indenture”) entered into on June 15, 2016 among WESCO Distribution, as issuer, WESCO International, as parent guarantor, and U.S. Bank National Association, as trustee. The 2024 Notes are unsecured senior obligations of WESCO Distribution and are guaranteed on a senior unsecured basis by WESCO International. The 2024 Notes bear interest at a rate of 5.375% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, commencing on December 15, 2016. We incurred costs totaling $6.0 million to issue the 2024

Notes, which are recorded as a reduction to the carrying value of the debt and are being amortized over the life of the note. The notes mature on June 15, 2024. The Company used the net proceeds to redeem its 2029 Debentures on September 15, 2016.
Under the terms of a registration rights agreement dated as of June 15, 2016 among WESCO Distribution, as the issuer, WESCO International, as parent guarantor, and Goldman, Sachs & Co., as representative of the initial purchasers of the 2024 Notes, WESCO Distribution and WESCO International agreed to register under the Securities Act notes having terms identical in all material respects to the 2024 Notes (the “2024 Exchange Notes”) and to make an offer to exchange the 2024 Exchange Notes for the 2024 Notes. WESCO Distribution launched the exchange offer on December 28, 2016 and the exchange offer expired on January 31, 2017.
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
The 2024 Indenture contains customary covenants and events of default. Upon a change of control, the holders of the 2024 Notes have the right to require WESCO Distribution to repurchase all or any part of the 2024 Notes at a redemption price equal to 101% of the principal amount thereof, plus accrued and unpaid interest.
6.0% Convertible Senior Debentures due 2029
On August 27, 2009, WESCO International completed an exchange offer pursuant to which it issued $345 million in aggregate principal amount of the 2029 Debentures. The 2029 Debentures were issued pursuant to an Indenture dated August 27, 2009, with The Bank of New York Mellon, as trustee, and were unconditionally guaranteed on an unsecured senior subordinate basis by WESCO Distribution.
We separately accounted for the liability and equity components of the 2029 Debentures in a manner that reflected our non-convertible debt borrowing rate. We utilized an interest rate of 13.875% to reflect the non-convertible debt borrowing rate of our offering upon issuance, which was determined based on discussions with our financial institutions and a review of relevant market data, and resulted in a $181.2 million discount to the 2029 Debenture balance and a net increase in additional capital of $106.5 million. As of December 31, 2015, the net equity included in additional capital related to the 2029 Debentures totaled $106.3 million. In addition, the financing costs incurred to issue the 2029 Debentures were allocated between the instrument's debt and equity components. We amortized the discount and financing costs over the life of the debt. For the years ended December 31, 2016, 2015 and 2014, non-cash interest expense for the amortization of the debt discount and debt issuance costs was $3.1 million, $4.2 million and $3.8 million, respectively.
On September 15, 2016, we redeemed the 2029 Debentures. Holders of the 2029 Debentures received cash totaling $344.8 million, which was equal to the principal amount of the then-outstanding Debentures, in addition to accrued and unpaid interest. Holders who surrendered the 2029 Debentures for conversion received 18 shares of our stock for each $1,000 principal amount of 2029 Debentures converted. In total, 6,267,688 shares were issued on the redemption date. The redemption resulted in a non-cash loss of $123.9 million, which included the write off of unamortized discount and debt issuance costs.
The following table sets forth the components of WESCO's outstanding convertible debenture indebtedness:

	December 31, 2016			December 31, 2015
	Principal Balance	Discount	Net Carrying Amount	Principal Balance	Discount	Net Carrying Amount
(In millions)
2029 Convertible Debentures	$—	—	$—	$344.9	(163.3)	$181.6

Covenant Compliance
We were in compliance with all relevant covenants contained in our debt agreements as of December 31, 2016.

Cash Flow
An analysis of cash flows for 2016 and 2015 follows:
Operating Activities. Cash provided by operating activities for 2016 totaled $300.2 million, compared with $283.1 million of cash generated in 2015. Cash provided by operating activities included net income of $101.1 million and adjustments to net income totaling $159.3 million, which included a loss on the redemption of our convertible debt of $123.9 million. Other sources of cash in 2016 were generated from a decrease in trade receivables of $56.8 million, an increase in other current and noncurrent liabilities of $15.7 million, and a decrease in prepaid expenses and other noncurrent assets of $13.2 million. Primary uses of cash in 2016 included a $40.6 million decrease in accounts payable, a $1.9 million decrease in accrued payroll and benefit costs, and decreases in other accounts receivable and inventories of $1.6 million. In 2015, primary sources of cash were net income of $208.4 million and adjustments to net income totaling $121.2 million. Other sources of cash in 2015 were generated from decreases in other accounts receivable of $57.2 million, trade receivables of $40.1 million and inventories of $2.4 million. Primary uses of cash in 2015 included a $66.8 million decrease in other current and noncurrent liabilities, a $55.9 million decrease in accounts payable, a $15.0 million decrease in accrued payroll and benefit costs, and a $8.5 million increase in prepaid expenses and other noncurrent assets.
Investing Activities. Net cash used in investing activities in 2016 was $70.5 million, compared with $170.2 million of net cash used in 2015. Capital expenditures were $18.0 million and $21.7 million in 2016 and 2015, respectively. Proceeds from the sale of assets were $8.4 million and $3.0 million in 2016 and 2015, respectively. During 2016, the Company had $50.9 million of acquisition payments, primarily related to Atlanta Electrical Distributors, LLC, compared to $151.6 million in 2015, primarily to acquire Hill Country Electric Supply, LP and Needham Electric Supply Corporation. Other investing activities in 2016 were $10.0 million.
Financing Activities. Net cash used in financing activities in 2016 was $276.3 million, compared with $67.8 million in 2015. During 2016, financing activities consisted of borrowings and repayments of $1.03 billion and $1.10 billion, respectively, related to our Revolving Credit Facility, borrowings and repayments of $706.9 million and $851.9 million, respectively, related to our Receivables Facility, proceeds from the issuance of the 2024 Notes of $350.0 million, a payment of $344.8 million to redeem the 2029 Debentures and repayments of $30.0 million applied to our Term Loan Facility. Financing activities in 2016 also included borrowings and repayments on our various international lines of credit of $111.5 million and $131.5 million, respectively. During 2015, financing activities consisted of borrowings and repayments of $1.28 billion and $1.21 billion, respectively, related to our Revolving Credit Facility, borrowings and repayments of $252.6 million and $157.6 million, respectively, related to our Receivables Facility, and repayments of $69.2 million related to our Term Loan Facility. Financing activities in 2015 also included borrowings and repayments on our various international lines of credit of $102.0 million and $100.3 million, respectively. Additionally, financing activities in 2015 included the repurchase of $155.8 million of the Company's common stock, $150.0 million of which was pursuant to the repurchase plan announced on December 17, 2014.
Contractual Cash Obligations and Other Commercial Commitments
The following summarizes our contractual obligations, including interest, at December 31, 2016 and the effect such obligations are expected to have on liquidity and cash flow in future periods.

	2017	2018 to 2019	2020 to 2021	2022 - After	Total
(In millions)
Contractual cash obligations (including interest):
Debt, excluding debt discount and debt issuance costs	$22.1	$526.3	$504.1	$350.0	$1,402.5
Interest on indebtedness(1)	58.3	106.7	90.3	47.0	302.3
Non-cancelable operating leases	68.3	103.3	57.3	49.7	278.6
Total contractual cash obligations	$148.7	$736.3	$651.7	$446.7	$1,983.4

(1)	Interest on the variable rate debt was calculated using the rates and balances outstanding at December 31, 2016.
Purchase orders for inventory requirements and service contracts are not included in the table above. Generally, our purchase orders and contracts contain clauses allowing for cancellation. We do not have significant agreements to purchase material or goods that would specify minimum order quantities. Also, we do not consider liabilities for uncertain tax benefits to be contractual obligations requiring disclosure due to the uncertainty surrounding the ultimate settlement and timing of these liabilities. As such, we have not included liabilities for uncertain tax benefits of $7.0 million in the table above.

Inflation
The rate of inflation, as measured by changes in the producer price index, affects different commodities, the cost of products purchased and ultimately the pricing of our different products and product classes to our customers. Our pricing related to inflation did not have a measurable impact on our sales revenue. Historically, price changes from suppliers have been consistent with inflation and have not had a material impact on the results of operations.
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
Impact of Recently Issued Accounting Standards
See Note 2 of the Notes to the Consolidated Financial Statements for information regarding the effect of new accounting pronouncements.
Item 7A. Quantitative and Qualitative Disclosures about Market Risks.
Foreign Currency Risks
Approximately 23% of our sales in 2016 were made by our foreign subsidiaries located in North America, South America, Europe, Africa, and Asia and are denominated in foreign currencies. We may establish additional foreign subsidiaries in the future. Accordingly, we may derive a larger portion of our sales from international operations, and a portion of these sales may be denominated in foreign currencies. As a result, our future operating results could become subject to fluctuations in foreign exchange rates relative to the U.S. dollar. Furthermore, to the extent that we engage in international sales denominated in U.S. dollars, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets. We have monitored and will continue to monitor our exposure to currency fluctuations.
Interest Rate Risk
Fixed Rate Borrowings: Approximately 61% of our debt portfolio is comprised of fixed rate debt. At various times, we have refinanced our debt to mitigate the impact of interest rate fluctuations. As the 2021 Notes and 2024 Notes were issued at fixed rates, interest expense would not be impacted by interest rate fluctuations, although market value would be. For the 2021 Notes and 2024 Notes, fair value approximated carrying value (see Note 7 to the Consolidated Financial Statements).
Floating Rate Borrowings: The Company's variable rate borrowings at December 31, 2016 were comprised of the amounts outstanding under the Term Loan Facility, Receivables Facility, Revolving Credit Facility, and the international lines of credit. The fair value of these debt instruments at December 31, 2016 approximated carrying value. We entered into the Term Loan Facility on December 12, 2012 and the proceeds were primarily used to finance the acquisition of EECOL. Borrowings under the U.S. sub-facility of the Term Loan Facility bear interest at 0.75% or, if greater, the applicable LIBOR (London Interbank Offered Rate) or base rates plus applicable margins and therefore are subject to fluctuations in interest rates. We borrow under our Revolving Credit Facility and Receivables Facility for general corporate purposes, including working capital requirements and capital expenditures. Borrowings under our Revolving Credit Facility bear interest at the applicable LIBOR / CDOR (Canadian Dealer Offered Rate) or base rates plus applicable margins, whereas borrowings under the Receivables Facility bear interest at the 30 day LIBOR plus applicable margins. A 100 basis point increase or decrease in interest rates would not have a significant impact on future earnings under our current capital structure.

Item 8. Financial Statements and Supplementary Data.
The information required by this item is set forth in our Consolidated Financial Statements contained in this Annual Report on Form 10-K. Specific financial statements can be found at the pages listed below:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of WESCO International, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and comprehensive income (loss), stockholders’ equity and cash flows present fairly, in all material respects, the financial position of WESCO International, Inc. and its subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As disclosed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for the presentation of deferred income taxes and debt issuance costs in 2016.

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

/s/ PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
February 22, 2017

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
	December 31,
	2016	2015
	(In thousands, except share data)
Assets
Current Assets:
Cash and cash equivalents	$110,131	$160,279
Trade accounts receivable, net of allowance for doubtful accounts of $22,007 and $22,587
in 2016 and 2015, respectively	1,034,402	1,075,257
Other accounts receivable	85,019	81,242
Inventories	821,441	810,067
Current deferred income taxes (Note 2)	—	8,455
Income taxes receivable	72,881	73,814
Prepaid expenses and other current assets	48,583	48,420
Total current assets	2,172,457	2,257,534
Property, buildings and equipment, net (Note 6)	157,607	166,739
Intangible assets, net (Note 3)	393,362	403,649
Goodwill (Note 3)	1,720,714	1,681,662
Deferred income taxes (Note 9)	15,803	18,221
Other assets	31,041	41,921
Total assets	$4,490,984	$4,569,726
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$684,721	$715,519
Accrued payroll and benefit costs (Note 11)	49,250	51,258
Short-term debt (Note 7)	20,920	43,314
Current portion of long-term debt (Note 7)	1,218	1,025
Bank overdrafts	29,384	34,170
Income taxes payable	32,879	29,212
Other current liabilities	78,425	73,303
Total current liabilities	896,797	947,801
Long-term debt, net of debt discount and debt issuance costs of $17,278 and $182,041
in 2016 and 2015, respectively (Note 7)	1,363,135	1,439,062
Deferred income taxes (Note 9)	158,009	364,838
Other noncurrent liabilities	63,031	44,154
Total liabilities	$2,480,972	$2,795,855
Commitments and contingencies (Note 13)
Stockholders’ Equity:
Preferred stock, $.01 par value; 20,000,000 shares authorized, no shares issued or outstanding (Note 8)	—	—
Common stock, $.01 par value; 210,000,000 shares authorized, 58,817,781 and 58,597,380 shares issued and 48,611,497 and 42,173,790 shares outstanding in 2016 and 2015, respectively (Note 8)	588	586
Class B nonvoting convertible common stock, $.01 par value; 20,000,000 shares authorized, 4,339,431 issued and no shares outstanding in 2016 and 2015, respectively	43	43
Additional capital	986,020	1,117,421
Retained earnings	1,956,532	1,854,456
Treasury stock, at cost; 14,545,715 and 20,763,021 shares in 2016 and 2015, respectively	(542,537)	(772,679)
Accumulated other comprehensive loss	(387,365)	(423,155)
Total WESCO International, Inc. stockholders' equity	2,013,281	1,776,672
Noncontrolling interests	(3,269)	(2,801)
Total stockholders’ equity	2,010,012	1,773,871
Total liabilities and stockholders’ equity	$4,490,984	$4,569,726
The accompanying notes are an integral part of the consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2016	2015	2014
	(In thousands, except per share data)
Net sales	$7,336,017	$7,518,487	$7,889,626
Cost of goods sold (excluding depreciation and amortization)	5,887,814	6,024,826	6,278,584
Selling, general and administrative expenses	1,049,286	1,054,951	1,076,808
Depreciation and amortization	66,858	64,968	68,017
Income from operations	332,059	373,742	466,217
Interest expense, net	76,575	69,832	82,064
Loss on debt redemption (Note 7)	123,933	—	—
Income before income taxes	131,551	303,910	384,153
Provision for income taxes (Note 9)	30,431	95,537	108,716
Net income	101,120	208,373	275,437
Less: Net loss attributable to noncontrolling interests	(468)	(2,314)	(469)
Net income attributable to WESCO International, Inc.	$101,588	$210,687	$275,906
Other comprehensive income (loss):
Foreign currency translation adjustment	38,275	(225,795)	(120,293)
Post retirement benefit plan adjustment, net of tax (Note 11)	(2,485)	4,532	(5,056)
Comprehensive income (loss) attributable to WESCO International, Inc.	$137,378	$(10,576)	$150,557

Earnings per share attributable to WESCO International, Inc. (Note 10)
Basic	$2.30	$4.85	$6.21
Diluted	$2.10	$4.18	$5.18
The accompanying notes are an integral part of the consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
										Accumulated Other
			Class B			Retained				Comprehensive
	Common Stock		Common Stock		Additional	Earnings	Treasury Stock		Noncontrolling	Income
(In thousands)	Amount	Shares	Amount	Shares	Capital	(Deficit)	Amount	Shares	Interests	(Loss)
Balance, December 31, 2013	$581	58,107,304	$43	4,339,431	$1,082,772	$1,368,386	$(610,430)	(18,179,275)	$(18)	$(76,543)
Exercise of stock-based awards, including tax benefit of $4,899	3	308,399			5,741		(5,936)	(70,903)
Stock-based compensation expense					14,766
Conversion of 2029 Debentures, net of tax	—	134			(1)
Tax withholding related to vesting of restricted stock units and retirement of common stock	—	(15,101)			(909)	(378)
Noncontrolling interests									(469)
Net income						275,906
Translation adjustment										(120,293)
Benefit plan adjustments, net of tax effect of $2,447										(5,056)
Balance, December 31, 2014	$584	58,400,736	$43	4,339,431	$1,102,369	$1,643,914	$(616,366)	(18,250,178)	$(487)	$(201,892)
Exercise of stock-based awards, including tax benefit of $1,403	2	230,206			1,344		(3,300)	(44,267)
Stock-based compensation expense					12,899
Conversion of 2029 Debentures, net of tax	—	427			(2)
Repurchase of common stock					3,013		(153,013)	(2,468,576)
Tax withholding related to vesting of restricted stock units and retirement of common stock	—	(33,989)			(2,202)	(145)
Noncontrolling interests									(2,314)
Net income						210,687
Translation adjustment										(225,795)
Benefit plan adjustments, net of tax effect of $1,661										4,532
Balance, December 31, 2015	$586	58,597,380	$43	4,339,431	$1,117,421	$1,854,456	$(772,679)	(20,763,021)	$(2,801)	$(423,155)
Exercise of stock-based awards, including tax expense of $67	2	230,464			(2,876)		(3,224)	(44,191)
Stock-based compensation expense					12,493
Conversion of 2029 Debentures, net of tax	—	7,295			(139,765)		233,366	6,261,497
Tax withholding related to vesting of restricted stock units and retirement of common stock	—	(17,358)			(1,253)	488
Noncontrolling interests									(468)
Net income						101,588
Translation adjustment										38,275
Benefit plan adjustments, net of tax effect of $302										(2,485)
Balance, December 31, 2016	$588	58,817,781	$43	4,339,431	$986,020	$1,956,532	$(542,537)	(14,545,715)	$(3,269)	$(387,365)
The accompanying notes are an integral part of the consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Operating Activities:
Net income	$101,120	$208,373	$275,437
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66,858	64,968	68,017
Stock-based compensation expense	12,493	12,899	14,766
Amortization of debt issuance costs	3,585	6,120	4,426
Amortization of debt discount	3,099	6,075	4,136
Loss on debt redemption (Note 7)	123,933	—	—
Gain on sale of property, buildings and equipment	(4,702)	(45)	(7,733)
Gain on sale of businesses	—	(1,319)	—
Excess tax benefit from stock-based compensation	(1,988)	(1,569)	(5,705)
Interest related to uncertain tax positions, net	1,152	(8,739)	964
Deferred income taxes	(45,174)	42,850	4,979
Changes in assets and liabilities:
Trade receivables, net	56,767	40,102	(89,029)
Other accounts receivable	(1,628)	57,242	(11,659)
Inventories	(1,612)	2,410	(36,847)
Prepaid expenses and other assets	13,207	(8,517)	(27,020)
Accounts payable	(40,607)	(55,914)	37,587
Accrued payroll and benefit costs	(1,922)	(15,015)	7,619
Other current and noncurrent liabilities	15,654	(66,872)	11,218
Net cash provided by operating activities	300,235	283,049	251,156
Investing Activities:
Capital expenditures	(17,957)	(21,658)	(20,548)
Acquisition payments, net of cash acquired	(50,890)	(151,595)	(138,630)
Proceeds from sale of assets	8,361	3,023	14,991
Other investing activities	(10,000)	—	—
Net cash used in investing activities	(70,486)	(170,230)	(144,187)
Financing Activities:
Proceeds from issuance of short-term debt	111,458	102,033	71,308
Repayments of short-term debt	(131,501)	(101,353)	(57,827)
Proceeds from issuance of long-term debt	2,082,738	1,528,578	1,168,580
Repayments of long-term debt	(2,323,568)	(1,435,820)	(1,244,173)
Repayment of deferred acquisition payable	—	—	(29,395)
Debt issuance costs	(6,002)	(3,359)	(472)
Proceeds from the exercise of stock options	—	—	838
Excess tax benefit from stock-based compensation	1,988	1,569	5,705
Repurchase of common stock (Note 10)	(4,818)	(155,805)	(7,222)
Other financing activities	(6,558)	(3,658)	(2,832)
Net cash used in financing activities	(276,263)	(67,815)	(95,490)
Effect of exchange rate changes on cash and cash equivalents	(3,634)	(13,044)	(6,885)
Net change in cash and cash equivalents	(50,148)	31,960	4,594
Cash and cash equivalents at the beginning of period	160,279	128,319	123,725
Cash and cash equivalents at the end of period	$110,131	$160,279	$128,319
Supplemental disclosures:
Cash paid for interest	$74,391	$66,342	$74,016
Cash paid for taxes	76,293	74,213	107,147
Non-cash investing and financing activities:
Property, buildings and equipment acquired through capital leases	1,143	288	1,091
The accompanying notes are an integral part of the consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION
WESCO International, Inc. ("WESCO International") and its subsidiaries (collectively, “WESCO” or the "Company"), headquartered in Pittsburgh, Pennsylvania, is a full-line distributor of electrical, industrial and communications maintenance, repair and operating (“MRO”) and original equipment manufacturers (“OEM”) products, construction materials, and advanced supply chain management and logistics services used primarily in the industrial, construction, utility and commercial, institutional and government markets. We serve approximately 75,000 active customers globally, through approximately 500 full service branches and nine distribution centers located primarily in the United States, Canada and Mexico, with operations in 14 additional countries.
2. ACCOUNTING POLICIES
Basis of Consolidation
The consolidated financial statements include the accounts of WESCO International and all of its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
Reclassifications
The Consolidated Statement of Cash Flows for the year ended December 31, 2015 and 2014 includes certain reclassifications to previously reported amounts to conform to the current period presentation.
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
In certain customer arrangements, WESCO provides services such as inventory management. WESCO may perform some or all of the following services for customers: determine inventory stocking levels; establish inventory reorder points; launch purchase orders; receive material; pack away material; and pick material for order fulfillment. WESCO recognizes revenue for services rendered during the period based upon a previously negotiated fee arrangement. WESCO also sells inventory to these customers and recognizes revenue at the time title and risk of loss transfers to the customer. The amount of revenue attributed to these services totaled $27.1 million, $35.1 million, and $31.0 million in 2016, 2015 and 2014, respectively.
Selling, General and Administrative Expenses
WESCO includes warehousing, purchasing, branch operations, information services, and marketing and selling expenses in this category, as well as other types of general and administrative costs.
Supplier Volume Rebates
WESCO receives volume rebates from certain suppliers based on contractual arrangements with such suppliers. Volume rebates are included within other accounts receivable in the Consolidated Balance Sheets, and represent the estimated amounts due to WESCO under the rebate provisions of the various supplier contracts. The corresponding rebate income is derived from the level of actual purchases made by WESCO and is recorded as a reduction to cost of goods sold. Receivables under the supplier rebate program were $64.2 million at December 31, 2016 and $62.6 million at December 31, 2015. Supplier volume rebate rates have historically ranged between approximately 0.9% and 1.4% of sales depending on market conditions. In 2016, the rebate rate was 1.3%.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Shipping and Handling Costs and Fees
WESCO records the costs and fees associated with transporting its products to customers as a component of selling, general and administrative expenses. These costs totaled $57.9 million, $59.4 million and $63.6 million in 2016, 2015 and 2014, respectively.
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
Allowance for Doubtful Accounts
WESCO maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. WESCO has a systematic procedure using estimates based on historical data and reasonable assumptions of collectability made at the local branch level and on a consolidated corporate basis to calculate the allowance for doubtful accounts. If the financial condition of WESCO’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The allowance for doubtful accounts was $22.0 million at December 31, 2016 and $22.6 million at December 31, 2015. The total amount recorded as selling, general and administrative expense related to bad debts was $5.9 million, $6.1 million and $5.9 million for 2016, 2015 and 2014, respectively.
Inventories
Inventories primarily consist of merchandise purchased for resale and are stated at the lower of cost and net realizable value. Cost is determined principally under the average cost method. WESCO makes provisions for obsolete or slow-moving inventories as necessary to reflect reduction in inventory value. WESCO writes down its inventory to net realizable value based on internal factors derived from historical analysis of actual losses. Retrospectively, WESCO identifies items in excess of 36 months supply relative to demand or movement. WESCO then analyzes the ultimate disposition of previously identified excess inventory items as they are sold, returned to supplier, or scrapped. This historical item-by-item analysis allows WESCO to develop an estimate of the likelihood that an item identified as being in excess supply ultimately becomes obsolete. WESCO applies the estimate to inventory items currently in excess of 36 months supply, and reduces the carrying value of its inventory by the derived amount. Reserves for excess and obsolete inventories were $27.3 million and $24.7 million at December 31, 2016 and 2015, respectively. The total expense related to excess and obsolete inventories, included in cost of goods sold, was $7.3 million, $8.6 million and $6.2 million for 2016, 2015 and 2014, respectively. WESCO absorbs into the cost of inventory certain overhead expenses related to inventory such as purchasing, receiving and storage and at December 31, 2016 and 2015, $65.3 million and $65.0 million, respectively, of these costs were included in ending inventory.
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
Of WESCO’s $157.6 million net book value of property, buildings and equipment as of December 31, 2016, $98.1 million consists of land, buildings and leasehold improvements and are geographically dispersed among WESCO’s 500 branches and nine distribution centers, mitigating the risk of impairment. WESCO assesses its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of any such assets may not be fully recoverable. Changes in

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

circumstances include technological advances, changes in our business model, capital structure, economic conditions or operating performance. The evaluation is based upon, among other things, utilization, serviceability and assumptions about the estimated future undiscounted cash flows these assets are expected to generate. When the sum of the undiscounted cash flows is less than the carrying value of the asset or asset group, WESCO will recognize an impairment loss to the extent that carrying value exceeds fair value. Management applies its best judgment when performing these evaluations.
Goodwill and Indefinite-Lived Intangible Assets
Goodwill and indefinite-lived intangible assets are tested for impairment annually during the fourth quarter using information available at the end of September, or more frequently if triggering events occur indicating that their carrying value may not be recoverable. WESCO tests for goodwill impairment on a reporting unit level and the evaluation involves comparing the fair value of each reporting unit to its carrying value. The fair values of the reporting units are determined using a combination of a discounted cash flow analysis and market multiples. Assumptions used for these fair value techniques are based on a combination of historical results, current forecasts, market data and recent economic events. WESCO evaluates the recoverability of indefinite-lived intangible assets using the relief-from-royalty method based on projected financial information. The determination of fair value involves significant management judgment and management applies its best judgment when assessing the reasonableness of financial projections. At December 31, 2016 and 2015, goodwill and indefinite-lived trademarks totaled $1.82 billion.
A possible indicator of goodwill impairment is the relationship of a company’s market capitalization to its book value. As of December 31, 2016, WESCO's market capitalization exceeded its book value and there were no impairment losses identified as a result of the annual test. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual goodwill and indefinite-lived intangible impairment tests will prove to be an accurate prediction of future results.
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
Insurance Programs
WESCO uses commercial insurance for auto, workers’ compensation, casualty and health claims as a risk-reduction strategy to minimize catastrophic losses. The Company’s strategy involves large deductible policies where WESCO must pay all costs up to the deductible amount. WESCO estimates the reserve for these programs based on historical incident rates and costs. The assumptions included in developing this accrual include the period of time between the incurrence and payment of a claim. The total liability related to the insurance programs was $9.5 million and $9.8 million at December 31, 2016 and 2015, respectively.
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
WESCO recognizes deferred tax assets at amounts that are expected to be realized. To make such determination, management evaluates all positive and negative evidence, including but not limited to, prior, current and future taxable income, tax planning strategies and future reversals of existing temporary differences. A valuation allowance is recognized if it is “more-likely-than-not” that some or all of a deferred tax asset will not be realized. WESCO regularly assesses the realizability of deferred tax assets.
No provision is made for undistributed earnings that are considered to be permanently reinvested to fund growth in foreign markets.
WESCO accounts for uncertainty in income taxes using a "more-likely-than-not" recognition threshold. Due to the subjectivity inherent in the evaluation of uncertain tax positions, the tax benefit ultimately recognized may materially differ from the estimate. WESCO recognizes interest and penalties related to uncertain tax benefits as part of interest expense and income tax expense, respectively.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Debt Issuance Costs
WESCO capitalizes costs associated with the issuance of debt and such costs are amortized over the term of the respective debt instrument on a straight-line basis. Debt issuance costs are presented in the Consolidated Balance Sheets as a direct reduction from the carrying amount of the related debt liability. Upon prepayment of debt, the Company accelerates the recognition of an appropriate amount of the costs as refinancing or extinguishment of debt. During the year ending December 31, 2016, the Company capitalized debt issuance costs of $6.0 million. As of December 31, 2016 and 2015, unamortized debt issuance costs of $16.5 million and $17.7 million were recorded in the Consolidated Balance Sheets, respectively.
Convertible Debentures
WESCO separately accounted for the liability and equity components of the 6.0% Convertible Senior Debentures due 2029 (the "2029 Debentures") in a manner that reflected its non-convertible debt borrowing rate. WESCO estimated its non-convertible debt borrowing rate through a combination of discussions with its financial institutions and review of relevant market data. The discounts to the convertible debt balances were amortized to interest expense, using the effective interest method, over the implicit life of the debentures.
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
The interest rate used to discount future estimated cash flows is determined using the Canadian Institute of Actuaries ("CIA") methodology, which references yield curve information provided by Fiera Capital. The discount rate used to determine benefit obligations for the Canadian pension was 3.9% in 2016. An increase in the discount rate of one quarter percent would decrease the projected benefit obligation by $4.7 million, and a decrease in the discount rate of one quarter percent would increase the projected benefit obligation by $5.1 million. The impact of a change in the discount rate of one quarter percent would be either a charge or credit of $0.3 million to earnings in the following year.
The expected long-term rate of return on plan assets is applied to the fair market-related value of plan assets.
Stock-Based Compensation
WESCO's stock-based employee compensation plans are comprised of stock-settled stock appreciation rights, restricted stock units, and performance-based awards. Compensation cost for all stock-based awards is measured at fair value on the date of grant, and compensation cost is recognized, net of forfeitures, over the service period for awards expected to vest. The fair value of stock-settled appreciation rights and performance-based awards with market conditions is determined using the Black-Scholes and Monte Carlo simulation models, respectively. The fair value of restricted stock units with service conditions and performance-based awards with performance conditions is determined by the grant-date closing price of WESCO's common stock. Expected volatilities are based on historical volatility of WESCO's common stock. WESCO estimates the expected life of stock-settled stock appreciation rights using historical data pertaining to option exercises and employee terminations. The risk-free rate is based on the U.S. Treasury yields in effect at the time of grant. The forfeiture assumption is based on WESCO's historical employee behavior, which is reviewed on an annual basis. No dividends are assumed for stock-based awards.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

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
The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities, and outstanding indebtedness. Except for the previously outstanding 2029 Debentures, the reported carrying amounts of WESCO’s debt instruments approximate their fair values. As described in Note 7, the 2029 Debentures were fully redeemed on September 15, 2016. At December 31, 2015, the carrying value of the 2029 Debentures was $177.8 million and the fair value was approximately $514.2 million. The Company uses a market approach to fair value all of its debt instruments, utilizing quoted prices in active markets, interest rates and other relevant information generated by market transactions involving similar instruments. Therefore, all of the Company's debt instruments are classified as Level 2 within the valuation hierarchy. For all of the Company's remaining financial instruments, carrying values are considered to approximate fair value.
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
Recently Adopted Accounting Pronouncements
In September 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. This ASU describes how an entity should assess its ability to meet obligations and sets disclosure requirements for how this information should be disclosed in the financial statements. The standard provides accounting guidance that will be used with existing auditing standards. The Company adopted this ASU in the first quarter of 2016. The adoption of this guidance did not have an impact on WESCO's consolidated financial statements and notes thereto.
In April 2015 and August 2015, the FASB issued Accounting Standards Update (ASU) 2015-03, Simplifying the Presentation of Debt Issuance Costs, and ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. These ASUs simplify the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The Company adopted this new guidance on a retrospective basis effective January 1, 2016. Accordingly, the Company reclassified approximately $17.7 million of debt issuance costs from other noncurrent assets to long-term debt in the balance sheet as of December 31, 2015. See Note 7 of the Notes to Consolidated Financial Statements.
In May 2015, the FASB issued ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This updated guidance removes the requirement to categorize investments for which fair

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

value is measured using the net asset value (NAV) per share practical expedient within the fair value hierarchy. The Company adopted this guidance on a retrospective basis effective January 1, 2016. The adoption of this ASU did not have an impact on WESCO's financial position, results of operations or cash flows; however, this guidance impacted the Company's defined benefit plan disclosure in Note 11 of the Notes to Consolidated Financial Statements as presented herein. Specifically, investments for which fair value is measured using the NAV per share practical expedient were removed from the tabular disclosure of the fair value hierarchy in all periods presented.
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
Recently Issued Accounting Pronouncements
In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of Effective Date. The Company previously reported that in May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides a framework for addressing revenue recognition issues and replaces almost all existing revenue recognition guidance in current U.S. generally accepted accounting principles. The core principle of ASU 2014-09 is for companies to recognize revenue for the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 will also result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively, and improve guidance for multiple-element arrangements. The amendments in ASU 2015-14 defer the effective date of the new revenue recognition guidance to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. During 2016, the FASB issued four ASUs that address implementation issues and correct or improve certain aspects of the new revenue recognition guidance, including ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Identifying Performance Obligations and Licensing, ASU 2016-12, Narrow-Scope Improvements and Practical Expedients and ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. These ASUs do not change the core principles in the revenue recognition standard outlined above. The Company has developed a phased approach to implementing the new standard. We are currently in the assessment phase and cannot reasonably estimate the financial statement impact of the future adoption.
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
In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this ASU affect all entities that issue share-based payment awards to their employees. This ASU will be effective in the first quarter of 2017. The impact of this new guidance is dependent upon future equity award exercises and stock prices, which cannot be predicted. Therefore, the Company is unable to determine the significance of the impact on its reported income taxes or cash flows from operating activities.
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. The purpose of ASU 2016-16 is to simplify the income tax accounting of an intra-entity transfer of an asset other than inventory and to record its effect when the transfer occurs. The guidance is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods and early adoption is permitted. The Company will early adopt this ASU on a modified retrospective basis in the first quarter of 2017. The adoption of this ASU is not expected to have a material impact on WESCO's financial position and it will have no impact on its results of operations or cash flows.
In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates Step 2 from the goodwill impairment test. Under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity should apply the amendments in this ASU on a prospective basis. This guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Management has not yet evaluated the impact of this accounting standard on WESCO's consolidated financial statements and notes thereto.
Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to WESCO’s financial position, results of operations or cash flows.
3. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table sets forth the changes in the carrying value of goodwill:

	Year Ended December 31,
	2016	2015
	(In thousands)
Beginning balance January 1	$1,681,662	$1,735,440
Foreign currency exchange rate changes	21,434	(113,719)
Adjustments to goodwill for acquisitions (1)	17,618	59,941
Ending balance December 31	$1,720,714	$1,681,662

(1)	Includes a $15.2 million reduction recorded during the second quarter of 2016 to correct deferred income taxes related to prior acquisitions.
WESCO has never recorded an impairment loss related to goodwill.
Intangible Assets
The components of intangible assets are as follows:

	December 31, 2016				December 31, 2015
	Life	Gross Carrying Amount (1)	Accumulated Amortization (1)	Net Carrying Amount	Gross Carrying Amount (1)	Accumulated Amortization (1)	Net Carrying Amount
	(In thousands)
Intangible assets:
Trademarks	Indefinite	$96,962	$—	$96,962	$91,945	$—	$91,945
Trademarks	4-15	25,098	(3,426)	21,672	22,793	(1,581)	21,212
Non-compete agreements	2-7	196	(63)	133	429	(201)	228
Customer relationships	2-20	362,637	(126,835)	235,802	339,820	(95,634)	244,186
Distribution agreements	10-19	38,972	(19,295)	19,677	38,726	(16,595)	22,131
Patents	10	48,310	(29,194)	19,116	48,310	(24,363)	23,947
		$572,175	$(178,813)	$393,362	$542,023	$(138,374)	$403,649

(1)	Excludes the original cost and accumulated amortization of fully-amortized intangible assets.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Amortization expense related to intangible assets totaled $39.1 million, $36.9 million and $39.0 million for the years ended December 31, 2016, 2015 and 2014, respectively.
The following table sets forth the estimated amortization expense for intangible assets for the next five years:

Estimated
Amortization
Expense
For the year ended December 31,	(In thousands)
2017	$38,212
2018	36,737
2019	35,507
2020	32,388
2021	24,765
WESCO has never recorded an impairment loss related to intangible assets.
4. CONCENTRATIONS OF CREDIT RISK AND SIGNIFICANT SUPPLIERS
WESCO distributes its products and services and extends credit to a large number of customers in the industrial, construction, utility, and commercial, institutional and government markets. Based upon WESCO’s broad customer base, the Company has concluded that it has no material credit risk as a result of customer concentration. Our largest supplier is Eaton Corporation, accounting for approximately 11% of our purchases in 2016 and 2015, respectively, and 12% in 2014. Therefore, WESCO could potentially incur risk due to supplier concentration.
5. ACQUISITIONS
The following table sets forth the consideration paid for acquisitions:

Year Ended December 31,	2016	2015	2014
(In thousands)
Fair value of assets acquired	$76,980	$192,099	$153,597
Fair value of liabilities assumed	25,058	39,836	19,772
Cash paid for acquisitions	$51,922	$152,263	$133,825
Supplemental cash flow disclosure related to acquisitions:
Cash paid for acquisitions	$51,922	$152,263	$133,825
Less: cash acquired	(1,032)	(668)	—
Cash paid for acquisitions, net of cash acquired	$50,890	$151,595	$133,825
The fair values of assets acquired and liabilities assumed during the year ended December 31, 2016, which are primarily for the acquisition of Atlanta Electrical Distributors, LLC, are based upon preliminary calculations and valuations. WESCO's estimates and assumptions for its preliminary purchase price allocations are subject to change as it obtains additional information for its estimates during the respective measurement periods (up to one year from the respective acquisition date).
Acquisition of Atlanta Electrical Distributors, LLC
On March 14, 2016, WESCO Distribution, Inc. ("WESCO Distribution") completed the acquisition of Atlanta Electrical Distributors, LLC, an Atlanta-based electrical distributor focused on the construction and MRO markets from five locations in Georgia with approximately $85 million in annual sales. WESCO Distribution funded the purchase price paid at closing with borrowings under its revolving credit facility. The purchase price was allocated to the respective assets and liabilities based upon their estimated fair values as of the acquisition date. In addition to the cash paid at closing, the purchase price includes a contingent payment that may be earned upon the achievement of certain financial performance targets over three consecutive one year periods. The fair value of the contingent consideration was determined using a probability-weighted outcome analysis and Level 3 inputs such as internal forecasts. This amount has been accrued at the maximum potential payout under the terms of the purchase agreement and it is included in the fair value of liabilities assumed as presented above. The preliminary fair value of intangibles was estimated by management and the allocation resulted in intangible assets of $21.8 million and goodwill of $30.0 million. The intangible assets include customer relationships of $15.8 million amortized over 13 and 14 years, a

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

trademark of $6.0 million amortized over 13 years, and non-compete agreements of less than $0.1 million amortized over 5 years. No residual value is estimated for the intangible assets being amortized. Management believes that the majority of goodwill is deductible for tax purposes.
2015 Acquisitions of Hill Country Electric Supply, LP and Needham Electric Supply Corporation
On May 1, 2015, WESCO Distribution completed the acquisition of Hill Country Electric Supply, LP ("Hill Country"), an electrical distributor focused on the commercial construction market from nine locations in Central and South Texas with approximately $140 million in annual sales. WESCO Distribution funded the purchase price paid at closing with borrowings under its prior revolving credit facility. The purchase price was allocated to the respective assets and liabilities based upon their estimated fair values as of the acquisition date. The fair value of intangibles was estimated by management and the allocation resulted in intangible assets of $21.1 million and goodwill of $16.2 million. The majority of goodwill is deductible for tax purposes.
On October 30, 2015, WESCO Distribution completed the acquisition of Needham Electric Supply Corporation ("Needham"), an electrical distributor focused on the commercial construction and lighting national account markets from 24 locations in Massachusetts, New Hampshire and Vermont with approximately $115 million in annual sales. WESCO Distribution funded the purchase price paid at closing with cash and borrowings under its revolving credit facility. The purchase price was allocated to the respective assets and liabilities based upon their estimated fair values as of the acquisition date. The fair value of intangibles was estimated by management and the allocation resulted in intangible assets of $31.0 million and goodwill of $35.7 million. The majority of goodwill is deductible for tax purposes.
For the acquisitions of Hill Country and Needham that were made in 2015, the intangible assets include customer relationships of $37.6 million amortized over 11 to 14 years, trademarks of $14.3 million amortized over 12 and 13 years, and other intangibles of $0.2 million. No residual value is estimated for the intangible assets being amortized.
2014 Acquisitions of LaPrairie, Inc., Hazmasters, Inc. and Hi-Line Utility Supply
On February 1, 2014, WESCO Distribution, through its wholly-owned Canadian subsidiary, completed the acquisition of LaPrairie, Inc. ("LaPrairie"), a wholesale distributor of electrical products with approximately $30 million in annual sales servicing the transmission, distribution, and substation needs of utilities and utility contractors from a single location in Newmarket, Ontario. WESCO funded the purchase price paid at closing with cash. The purchase price was allocated to the respective assets and liabilities based upon their estimated fair values as of the acquisition date. The fair value of intangibles was determined by management and the allocation resulted in intangible assets of $11.0 million and goodwill of $8.9 million. The majority of goodwill is deductible for tax purposes.
On March 17, 2014, WESCO Distribution, through its wholly-owned Canadian subsidiary, completed the acquisition of Hazmasters, Inc. ("Hazmasters"), a leading independent Canadian distributor of safety products with approximately $80 million in annual sales servicing customers in the industrial, construction, and commercial, institutional and government markets from 14 branches across Canada. WESCO funded the purchase price paid at closing with cash and borrowings under its prior revolving credit facility. The purchase price was allocated to the respective assets and liabilities based upon their estimated fair values as of the acquisition date. The fair value of intangibles was estimated by management and the allocation resulted in intangible assets of $28.1 million and goodwill of $29.5 million, which is not deductible for tax purposes.
On June 11, 2014, WESCO Distribution, completed the acquisition of Hi-Line Utility Supply ("Hi-Line"), a provider of utility MRO and safety products, as well as rubber goods testing and certification services, with approximately $30 million in annual sales from locations in Chicago, Illinois and Millbury, Massachusetts. WESCO Distribution funded the purchase price paid at closing with cash. The purchase price was allocated to the respective assets and liabilities based upon their estimated fair values as of the acquisition date. The fair value of intangibles was estimated by management and the allocation resulted in intangible assets of $14.2 million and goodwill of $24.0 million. The majority of goodwill is deductible for tax purposes.
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

6. PROPERTY, BUILDINGS AND EQUIPMENT
The following table sets forth the components of property, buildings and equipment:

	As of December 31,
	2016	2015
	(In thousands)
Buildings and leasehold improvements	$117,461	$118,520
Furniture, fixtures and equipment	178,183	176,247
Software costs	93,040	86,259
	388,684	381,026
Accumulated depreciation and amortization	(259,126)	(243,005)
	129,558	138,021
Land	24,653	26,121
Construction in progress	3,396	2,597
	$157,607	$166,739

Depreciation expense was $17.1 million, $17.8 million and $18.5 million, and capitalized software amortization was $10.6 million, $10.3 million and $10.5 million, in 2016, 2015 and 2014, respectively. The unamortized software cost was $21.6 million and $24.5 million as of December 31, 2016 and 2015, respectively. Furniture, fixtures and equipment include capitalized leases of $12.0 million and $12.5 million and related accumulated amortization of $8.9 million and $8.3 million as of December 31, 2016 and 2015, respectively.
7. DEBT
The following table sets forth WESCO’s outstanding indebtedness:

	As of December 31,
	2016	2015
	(In thousands)
Accounts Receivable Securitization Facility	$380,000	$525,000
Revolving Credit Facility	4,000	75,000
International lines of credit	20,920	43,314
Term Loan Facility, less debt discount of $770 and $1,026 in 2016 and 2015, respectively	143,980	173,724
5.375% Senior Notes due 2021	500,000	500,000
5.375% Senior Notes due 2024	350,000	—
6.0% Convertible Senior Debentures due 2029, less debt discount of $163,316 in 2015	—	181,557
Capital leases	2,881	2,505
Total debt	1,401,781	1,501,100
Less unamortized debt issuance costs(1)	(16,508)	(17,699)
Less current and short-term debt	(22,138)	(44,339)
Total long-term debt	$1,363,135	$1,439,062

(1)	See Note 2 of the Notes to Consolidated Financial Statements.
Accounts Receivable Securitization Facility
On September 24, 2015, WESCO Distribution amended and restated its accounts receivable securitization facility (the "Receivables Facility") pursuant to the terms and conditions of a Fourth Amended and Restated Receivables Purchase Agreement (the “Receivables Purchase Agreement”), by and among WESCO Receivables Corp. (“WESCO Receivables”), WESCO Distribution, the various purchaser groups from time to time party thereto and PNC Bank, National Association, as

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Administrator. The Receivables Purchase Agreement amended and restated the receivables purchase agreement entered into on April 13, 2009.
The Receivables Purchase Agreement increased the purchase limit from $500 million to $550 million, with the opportunity to exercise an accordion feature which permits increases in the purchase limit of up to $100 million, extended the term of the Receivables Facility to September 24, 2018 and added and amended certain defined terms. The interest rate spread and commitment fee of the Receivables Facility remained at 0.95% and 0.45%, respectively.
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
As of December 31, 2016 and 2015, accounts receivable eligible for securitization totaled approximately $657.5 million and $684.7 million, respectively. The Consolidated Balance Sheets as of December 31, 2016 and 2015 include $380.0 million and $525.0 million, respectively, of account receivable balances legally sold to third parties, as well as borrowings for equal amounts. At December 31, 2016, the interest rate on borrowings under this facility was approximately 1.4%.
Revolving Credit Facility
On September 24, 2015, WESCO International, WESCO Distribution and certain other subsidiaries of the Company entered into a $600 million revolving credit facility (the “Revolving Credit Facility”), which contains a letter of credit sub-facility of up to $125 million, pursuant to the terms and conditions of a Second Amended and Restated Credit Agreement (the "Credit Agreement"). The Revolving Credit Facility contains an accordion feature allowing WESCO Distribution to request increases to the borrowing commitments, subject to customary conditions. This accordion feature increased from $100 million to $200 million in the aggregate. The Revolving Credit Facility replaced WESCO Distribution’s prior revolving credit facility entered into on December 12, 2012.
The Revolving Credit Facility matures in September 2020 and consists of two separate sub-facilities: (i) a Canadian sub-facility with a borrowing limit of up to $400 million, which is collateralized by substantially all assets of WESCO Canada and the other Canadian Borrowers, other than, among other things, real property, in each case, subject to customary exceptions and limitations, and (ii) a U.S sub-facility with a borrowing limit of up to $600 million less the amount of outstanding borrowings under the Canadian sub-facility. The U.S. sub-facility is collateralized by substantially all assets of WESCO Distribution and its domestic subsidiaries which are party to the Credit Agreement, other than, among other things, real property and accounts receivable sold or intended to be sold pursuant to the Receivables Purchase Agreement. The applicable interest rate for borrowings under the Revolving Credit Facility includes interest rate spreads based on available borrowing capacity that range between 1.25% and 1.75% for LIBOR-based borrowings and 0.25% and 0.75% for prime rate-based borrowings. At December 31, 2016, the interest rate on borrowings under this facility was approximately 2.0%.
The Credit Agreement requires ongoing compliance with certain customary affirmative and negative covenants. The Credit Agreement also contains customary events of default.
During 2016, WESCO borrowed $1,025.8 million under the Revolving Credit Facility and made repayments in the aggregate amount of $1,096.8 million. During 2015, aggregate borrowings and repayments were $1,276.0 million and $1,209.0 million, respectively. WESCO had $509.7 million available under the Revolving Credit facility at December 31, 2016, after giving effect to $26.5 million of outstanding letters and international lines of credit, as compared to approximately $438.7 million available under the Revolving Credit facility at December 31, 2015, after giving effect to $40.3 million of outstanding letters and international lines of credit.
International Lines of Credit
Certain foreign subsidiaries of WESCO have entered into uncommitted lines of credit, which serve as overdraft facilities, to support local operations. The maximum borrowing limit varies by facility and ranges between $0.3 million and $21.0 million. The applicable interest rate for borrowings under these lines of credit varies by country and is governed by the applicable loan agreement. The international lines of credit are renewable on an annual basis and certain facilities are fully and unconditionally guaranteed by WESCO Distribution. Accordingly, borrowings under these lines directly reduce availability under the Revolving Credit Facility.
Term Loan Facility
On December 12, 2012, WESCO Distribution, as U.S. borrower, WDCC Enterprises Inc. ("WDCC" and together with WESCO Distribution, the “Borrowers”), as Canadian borrower, and WESCO International entered into a Term Loan Agreement

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(the “Term Loan Agreement”) among WESCO Distribution, WDCC, the Company, the lenders party thereto and Credit Suisse AG Cayman Islands Branch, as administrative agent and as collateral agent.
The Term Loan Agreement provided a seven-year term loan facility (the “Term Loan Facility”), which consisted of two separate sub-facilities: (i) a Canadian sub-facility in an aggregate principal amount of CAD150 million, issued at a 2.0% discount, and (ii) a U.S. sub-facility in an aggregate principal amount of $700 million, issued at a 1.0% discount. The proceeds of the Term Loan Facility were used to finance the acquisition of EECOL, and to pay fees and expenses incurred in connection with the acquisition and certain other transactions. Subject to the terms of the Term Loan Agreement, the Borrowers may request incremental term loans from time to time in an aggregate principal amount not to exceed at any time $300 million, with an equivalent principal amount in U.S. dollars being calculated for any incremental term loan denominated in Canadian dollars.
On November 19, 2013, the Borrowers and WESCO International entered into an amendment (the “Term Loan Amendment”) to the Term Loan Agreement. The Term Loan Amendment, among other things, reduced the applicable margin on U.S. term loans by 0.50% and the LIBOR floor applicable to the U.S. sub-facility from 1.00% to 0.75%. The modified pricing terms were effective December 13, 2013.
On November 26, 2013, WESCO Distribution sold $500 million aggregate principal amount of 5.375% Senior Notes due 2021 (the “2021 Notes”), and used the net proceeds plus excess cash to prepay $500 million under the Company's U.S. sub-facility of the Term Loan Facility (see discussion below under “5.375% Senior Notes due 2021” for additional information). The prepayment satisfied all remaining quarterly repayment obligations under the U.S. sub-facility. As of December 31, 2016, the amount outstanding under the U.S. sub-facility was $144.8 million. The Canadian sub-facility was fully repaid in 2015 using cash provided by Canadian operations.
Borrowings under the Term Loan Facility bear interest at base rates plus applicable margins. At December 31, 2016, the interest rate on borrowings under the U.S. sub-facility was 4.0%. To the extent not previously paid, the outstanding U.S. sub-facility will become due and payable on December 12, 2019, with any unpaid incremental term loans becoming due and payable on the respective maturity dates applicable to those incremental term loans. At any time or from time to time, the Borrowers may prepay borrowings under the Term Loan Facility in whole or in part without premium or penalty. The Borrowers' obligations under the Term Loan Facility are secured by substantially all of the assets of the Borrowers, the Company and certain of the Company's other subsidiaries; provided that, with respect to borrowings under the U.S. sub-facility, the collateral does not include assets of certain foreign subsidiaries or more than 65% of the issued and outstanding equity interests in certain foreign subsidiaries.
The Term Loan Facility contains customary affirmative and negative covenants for credit facilities of this type. The Term Loan Facility also provides for customary events of default.
5.375% Senior Notes due 2021
In November 2013, WESCO Distribution issued $500 million aggregate principal amount of 2021 Notes through a private offering exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). The 2021 Notes were issued at 100% of par and are governed by an indenture (the “2021 Indenture”) entered into on November 26, 2013 with WESCO International and U.S. Bank National Association, as trustee. The 2021 Notes are unsecured senior obligations of WESCO Distribution and are guaranteed on a senior unsecured basis by WESCO International. The 2021 Notes bear interest at a stated rate of 5.375%, payable semi-annually in arrears on June 15 and December 15 of each year. In addition, WESCO incurred costs related to the issuance of the 2021 Notes totaling $8.4 million, which are recorded as a reduction to the carrying value of the debt and are being amortized over the life of the notes. The 2021 Notes mature on December 15, 2021. The net proceeds of the 2021 Notes were used to prepay a portion of the U.S. sub-facility of the term loans due 2019.
Under the terms of a registration rights agreement dated as of November 26, 2013 among WESCO Distribution, WESCO International and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as the representative of the initial purchasers of the 2021 Notes, WESCO Distribution and WESCO International agreed to register under the Securities Act notes having terms identical in all material respects to the 2021 Notes (the “2021 Exchange Notes”) and to make an offer to exchange the 2021 Exchange Notes for the 2021 Notes. WESCO Distribution launched the exchange offer on June 12, 2014 and the exchange offer expired on July 17, 2014.
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The 2021 Indenture contains customary covenants and customary events of default. In addition, upon a change of control, the holders of 2021 Notes have the right to require WESCO Distribution to repurchase all or any part of the 2021 Notes at a redemption price equal to 101% of the principal amount, plus accrued and unpaid interest.
5.375% Senior Notes due 2024
In June 2016, WESCO Distribution issued $350 million aggregate principal amount of 5.375% Senior Notes due 2024 (the "2024 Notes") through a private offering exempt from the registration requirements of the Securities Act. The 2024 Notes were issued at 100% of par and are governed by an indenture (the “2024 Indenture”) entered into on June 15, 2016 among WESCO Distribution, as issuer, WESCO International, as parent guarantor, and U.S. Bank National Association, as trustee. The 2024 Notes are unsecured senior obligations of WESCO Distribution and are guaranteed on a senior unsecured basis by WESCO International. The 2024 Notes bear interest at a rate of 5.375% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, commencing on December 15, 2016. WESCO incurred costs totaling $6.0 million to issue the 2024 Notes, which are recorded as a reduction to the carrying value of the debt and are being amortized over the life of the note. The notes mature on June 15, 2024. The Company used the net proceeds to redeem its 2029 Debentures on September 15, 2016.
Under the terms of a registration rights agreement dated as of June 15, 2016 among WESCO Distribution, as the issuer, WESCO International, as parent guarantor, and Goldman, Sachs & Co., as representative of the initial purchasers of the 2024 Notes, WESCO Distribution and WESCO International agreed to register under the Securities Act notes having terms identical in all material respects to the 2024 Notes (the “2024 Exchange Notes”) and to make an offer to exchange the 2024 Exchange Notes for the 2024 Notes. WESCO Distribution launched the exchange offer on December 28, 2016 and the exchange offer expired on January 31, 2017.
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
The 2024 Indenture contains customary covenants and events of default. Upon a change of control, the holders of the 2024 Notes have the right to require WESCO Distribution to repurchase all or any part of the 2024 Notes at a redemption price equal to 101% of the principal amount thereof, plus accrued and unpaid interest.
6.0% Convertible Senior Debentures due 2029
On August 27, 2009, WESCO International completed an exchange offer pursuant to which it issued $345 million in aggregate principal amount of the 2029 Debentures. The 2029 Debentures were issued pursuant to an Indenture dated August 27, 2009, with The Bank of New York Mellon, as trustee, and were unconditionally guaranteed on an unsecured senior subordinate basis by WESCO Distribution.
WESCO separately accounted for the liability and equity components of its 2029 Debentures in a manner that reflected its non-convertible debt borrowing rate. WESCO utilized an interest rate of 13.875% to reflect the non-convertible debt borrowing rate of its offering upon issuance, which was determined based on discussions with its financial institutions and a review of relevant market data, and resulted in a $181.2 million discount to the 2029 Debenture balance and a net increase in additional capital of $106.5 million. As of December 31, 2015, the net equity included in additional capital related to the 2029 Debentures totaled $106.3 million. In addition, the financing costs incurred to issue the 2029 Debentures were allocated between the instrument's debt and equity components. WESCO amortized the debt discount and financing costs over the life of the instrument. For the years ended December 31, 2016, 2015 and 2014, non-cash interest expense for the amortization of the debt discount and debt issuance costs was $3.1 million, $4.2 million and $3.8 million, respectively.
On September 15, 2016, the Company redeemed the 2029 Debentures. Holders of the 2029 Debentures received cash totaling $344.8 million, which was equal to the principal amount of the then-outstanding debentures, in addition to accrued and unpaid interest. Holders who surrendered the 2029 Debentures for conversion received 18 shares of WESCO stock for each $1,000 principal amount of 2029 Debentures converted. In total, 6,267,688 shares were issued on the redemption date. The redemption resulted in a non-cash loss of $123.9 million, which included the write off of unamortized debt issuance costs.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The following table sets forth the components of WESCO’s outstanding convertible debenture indebtedness:

	December 31, 2016			December 31, 2015
	Principal Balance	Discount	Net Carrying Amount	Principal Balance	Discount	Net Carrying Amount
(In thousands)
2029 Convertible Debentures	$—	—	$—	$344,873	(163,316)	$181,557
Covenant Compliance
WESCO was in compliance with all relevant covenants contained in its debt agreements as of December 31, 2016.
The following table sets forth the aggregate principal repayment requirements for all indebtedness for the next five years and thereafter, as of December 31, 2016:

(In thousands)
2017	$22,138
2018	380,926
2019	145,377
2020	4,110
2021	500,000
Thereafter	350,000
Total payments on debt	1,402,551
Debt discount	(770)
Total debt	$1,401,781
WESCO’s credit agreements contain various restrictive covenants that, among other things, impose limitations on: (i) dividend payments or certain other restricted payments or investments; (ii) the incurrence of additional indebtedness and guarantees; (iii) creation of liens; (iv) mergers, consolidation or sales of substantially all of WESCO’s assets; (v) certain transactions among affiliates; (vi) payments by certain subsidiaries to WESCO, and (vii) capital expenditures. In addition, the Revolving Credit Facility and the Receivables Facility require WESCO to meet certain fixed charge coverage tests depending on availability or liquidity, respectively.
8. CAPITAL STOCK
Preferred Stock
There are 20 million shares of preferred stock authorized at a par value of $.01 per share; there are no shares issued or outstanding. The Board of Directors has the authority, without further action by the stockholders, to issue all authorized preferred shares in one or more series and to fix the number of shares, designations, voting powers, preferences, optional and other special rights and the restrictions or qualifications thereof. The rights, preferences, privileges and powers of each series of preferred stock may differ with respect to dividend rates, liquidation values, voting rights, conversion rights, redemption provisions and other matters.
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
The terms of the Revolving Credit Facility and the Term Loan Facility provide certain limits on declaring or paying dividends. In addition, the indentures governing the 2021 Notes and 2024 Notes place limits on the Company's ability to pay dividends and repurchase common stock. At December 31, 2016 and 2015, no dividends had been declared and, therefore, no retained earnings were reserved for dividend payments.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

9. INCOME TAXES
The following table sets forth the components of income before income taxes by jurisdiction:

	Year Ended December 31,
	2016	2015	2014
		(In thousands)
United States	$80,881	$288,881	$326,934
Foreign	50,670	15,029	57,219
Income before income taxes	$131,551	$303,910	$384,153

The following table sets forth the components of the provision (benefit) for income taxes:

	Year Ended December 31,
	2016	2015	2014
		(In thousands)
Current taxes:
Federal(1)	$65,614	$45,812	$69,495
State	6,489	4,565	7,161
Foreign	3,502	2,309	27,081
Total current taxes	75,605	52,686	103,737
Deferred taxes:
Federal	(42,835)	29,593	14,525
State	(2,938)	3,767	2,522
Foreign	599	9,491	(12,068)
Total deferred taxes	(45,174)	42,851	4,979
Provision for income taxes	$30,431	$95,537	$108,716

(1)
Tax (expense) benefits related to stock-based awards and other equity instruments recorded directly to additional paid in capital totaled $(0.1) million, $1.6 million and $5.0 million in 2016, 2015 and 2014, respectively.

The following table sets forth the reconciliation between the federal statutory income tax rate and the effective tax rate:

	Year Ended December 31,
	2016	2015	2014
Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal tax benefit	1.0	2.2	1.9
Nondeductible expenses	1.6	1.2	0.7
Foreign tax rate differences	(0.4)	(1.1)	(1.4)
Tax effect of intercompany financing	(19.9)	(8.8)	(7.8)
Adjustment related to uncertain tax positions	3.7	2.7	(0.2)
Valuation allowance against deferred tax assets	1.1	—	—
Other	1.0	0.2	0.1
Effective tax rate	23.1%	31.4%	28.3%

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

As of December 31, 2016, WESCO’s foreign subsidiaries had unremitted earnings of approximately $759.9 million, of which $668.0 million was attributable to the Company's Canadian operations. WESCO asserts that these earnings are permanently reinvested to fund growth in the foreign markets and, therefore, has not provided a deferred tax liability on these earnings. Additionally, WESCO’s current plans do not require that these earnings be repatriated to fund liquidity needs in the U.S. It is not practicable for WESCO to determine the deferred tax liability associated with repatriation of these earnings as such determination involves material uncertainties, however, if these earnings were repatriated and taxed at the U.S. statutory rate of 35%, the unrecognized deferred tax liability would be approximately $266.0 million.
The following table sets forth deferred tax assets and liabilities:

	As of December 31,
	2016		2015
		(In thousands)
	Assets	Liabilities	Assets	Liabilities
Accounts receivable	$3,484	$—	$4,736	$—
Inventory	—	4,001	—	5,410
Depreciation	—	11,487	—	11,671
Amortization of intangible assets	—	226,779	—	240,106
Convertible debt interest	—	—	—	161,700
Employee benefits	18,577	—	16,702	—
Stock-based compensation	23,844	—	27,531	—
Advance payments	22,056	—	—	—
Foreign tax credits	15,698	—	11,494	—
Tax loss carryforwards	18,440	—	21,095	—
Other	7,175	7,783	6,768	7,715
Deferred taxes before valuation allowance	109,274	250,050	88,326	426,602
Valuation allowance	(1,430)	—	—	—
Total deferred taxes	$107,844	$250,050	$88,326	$426,602
As of December 31, 2016 and 2015, WESCO had deferred tax assets of $10.0 million and $12.6 million, respectively, related to Canadian net operating loss carryforwards. The Canadian net operating loss carryforwards expire beginning in 2029 through 2036. Additionally, WESCO had deferred tax assets of $6.2 million and $5.3 million as of December 31, 2016 and 2015, respectively, related to non-Canadian foreign net operating loss carryforwards. These net operating loss carryforwards expire beginning in 2019, while some may be carried forward indefinitely. As of December 31, 2016 and 2015, WESCO had deferred tax assets of $3.2 million related to state net operating loss carryforwards. These carryforwards expire beginning in 2022 through 2035. The Company has determined, based upon an evaluation of all available positive and negative evidence, that it "more-likely-than-not" will utilize all of its net operating loss carryforwards before expiration other than those recently incurred in a non-Canadian foreign location. Accordingly, the Company recorded a partial valuation allowance of $1.4 million against the total deferred tax asset related to the non-Canadian foreign net operating loss carryforwards of $2.2 million at December 31, 2016.
As of December 31, 2016 and 2015, WESCO had deferred tax assets of $15.7 million and $11.5 million, respectively, related to U.S. foreign tax credit (“FTC”) carryforwards. These FTC carryforwards expire beginning in 2019 through 2025. The Company has determined that prudent and feasible tax planning strategies exist and it intends to implement these tax planning strategies to prevent these FTC carryforwards from expiring unused. Accordingly, a valuation allowance has not been recorded.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

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
The statutes of limitation with respect to the Company’s 2004 to 2007 U.S. federal income tax returns are open by waiver only in connection with the Mutual Agreement Procedure (“MAP”) concluded in the fourth quarter of 2015 between the Competent Authorities of the Internal Revenue Service (“IRS”) and Canada Revenue Agency (“CRA”) with respect to transfer pricing matters and matters pending before the Appeals Division of Canada Revenue Agency. The statutes of limitation with respect to the Company’s 2008 to 2011 U.S. federal income tax returns are open by waiver only in connection with the Advance Pricing Agreement (“APA”) concluded in the fourth quarter of 2015 between the IRS and CRA. The APA resolves certain transfer pricing matters for the 2008 to 2018 tax years. The statute of limitation with respect to the Company’s 2012 U.S. federal income tax return is open by waiver only in connection with the IRS examination of the 2012 and 2013 years and the APA.
The following table sets forth the reconciliation of gross unrecognized tax benefits:

	As of December 31,
	2016	2015	2014
	(In thousands)
Beginning balance January 1	$5,436	$20,033	$25,548
Additions based on tax positions related to the current year	—	46	69
Additions for tax positions of prior years	3,298	402	191
Additions for acquired tax positions	—	—	308
Reductions for tax positions of prior years	(21)	(378)	(5,608)
Settlements	(1,921)	(9,638)	(209)
Lapse in statute of limitations	(728)	(1,497)	(40)
Foreign currency exchange rate changes	117	(3,532)	(226)
Ending balance December 31	$6,181	$5,436	$20,033
The total amount of unrecognized tax benefits were $6.2 million, $5.4 million, and $20.0 million as of December 31, 2016, 2015 and 2014, respectively. The amount of unrecognized tax benefits that would affect the effective tax rate if recognized in the consolidated financial statements was $7.5 million, $6.2 million, and $20.4 million, respectively. The amount for 2014 primarily related to transfer pricing adjustments made by Canada Revenue Agency, which were subject to MAP and APA proceedings under the U.S./Canada income tax treaty. These proceedings concluded in the fourth quarter of 2015.
It is reasonably possible that the amount of unrecognized tax benefits will decrease by approximately $0.9 million within the next twelve months due to the settlement of uncertain tax positions related to Internal Revenue Service audits or the expiration of statutes of limitation. Of this amount, approximately $0.3 million could impact the effective tax rate.
The Company classifies interest related to unrecognized tax benefits as interest income or expense. Interest expense on unrecognized tax benefits was $1.2 million and $1.0 million for 2016 and 2014, respectively. In 2015, interest income of $8.7 million was recognized as a result of the conclusion of the MAP and APA proceedings for the 2004 to 2015 tax years. As of December 31, 2016 and 2015, WESCO had an accrued liability of $2.2 million and $2.1 million, respectively, for interest expense related to unrecognized tax benefits. The Company classifies penalties related to unrecognized tax benefits as part of income tax expense. Penalties recorded in income tax expense were immaterial in 2016, 2015, and 2014.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

10. EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income attributable to WESCO International by the weighted-average number of common shares outstanding during the periods. Diluted earnings per share is computed by dividing net income attributable to WESCO International by the weighted-average common shares and common share equivalents outstanding during the periods. The dilutive effect of common share equivalents is considered in the diluted earnings per share computation using the treasury stock method, which includes consideration of equity awards and contingently convertible debt.
The following tables set forth the details of basic and diluted earnings per share:

	Year Ended December 31,
	2016	2015	2014
(In thousands, except per share data)
Net income attributable to WESCO International	$101,588	$210,687	$275,906
Weighted-average common shares outstanding used in computing basic earnings per share	44,116	43,433	44,440
Common shares issuable upon exercise of dilutive equity awards	543	626	997
Common shares issuable from contingently convertible debentures (see below for basis of calculation)	3,674	6,314	7,821
Weighted-average common shares outstanding and common share equivalents used in computing diluted earnings per share	48,333	50,373	53,258
Earnings per share attributable to WESCO International
Basic	$2.30	$4.85	$6.21
Diluted	$2.10	$4.18	$5.18
The computation of diluted earnings per share attributable to WESCO International excluded equity awards of approximately 1.2 million for the years ended December 31, 2016 and 2015, and 0.3 million for the year ended December 31, 2014. These shares were excluded because their effect would have been antidilutive.
Because of WESCO’s previous obligation to settle the par value of the 2029 Debentures in cash upon conversion, WESCO was required to include shares underlying the 2029 Debentures in its diluted weighted-average shares outstanding when the average stock price per share for the period exceeded the conversion price of the debentures. Only the number of shares that would have been issuable under the treasury stock method of accounting for share dilution were included, which was based upon the amount by which the average stock price exceeded the conversion price. The conversion price of the 2029 Debentures was $28.87 and the maximum amount of share dilution was limited to 11,951,932 shares. For the years ended December 31, 2016, 2015, and 2014, the effect of the 2029 Debentures on diluted earnings per share attributable to WESCO International was a decrease of $0.17, $0.60, and $0.89, respectively.
In December 2014, the Company's Board of Directors authorized the repurchase of up to $300 million of the Company's common stock through December 31, 2017. During the year ended December 31, 2015, the Company entered into accelerated stock repurchase agreements (the "ASR Transactions") with certain financial institutions to purchase shares of its common stock. In exchange for up-front cash payments totaling $150.0 million, the Company received 2,468,576 shares. The total number of shares ultimately delivered under the ASR Transactions was determined by the average of the volume-weighted-average prices of the Company's common stock for each exchange business day during the respective settlement valuation periods. WESCO funded the repurchases with borrowings under its prior revolving credit facility. For purposes of computing earnings per share in 2015, share repurchases have been reflected as a reduction to common shares outstanding on the respective share delivery dates.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

11. EMPLOYEE BENEFIT PLANS
Defined Contribution Plans
A majority of WESCO’s employees are covered by defined contribution retirement savings plans for their service rendered subsequent to WESCO’s formation. WESCO also offers a deferred compensation plan for select individuals. For U.S. participants, WESCO matches contributions made by employees at an amount equal to 50% of the participants' total monthly contributions up to a maximum of 6% of eligible compensation. For Canadian participants, WESCO will make contributions in an amount ranging from 3% to 5% of participants' eligible compensation based on years of continuous service. In addition, for U.S. participants, employer contributions may be made at the discretion of the Board of Directors. A discretionary employer contribution charge of $9.7 million was incurred in 2014. For the years ended December 31, 2016, 2015 and 2014, WESCO incurred charges of $18.5 million, $18.1 million, and $28.3 million, respectively, for all such plans. Contributions are made in cash to employee retirement savings plan accounts. The deferred compensation plan is an unfunded plan. As of December 31, 2016 and 2015, the Company's obligation under the deferred compensation plan was $21.7 million and $23.5 million, respectively. Employees have the option to transfer balances allocated to their accounts in the defined contribution retirement savings plan and the deferred compensation plan into any of the available investment options.
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
The Company also assumed EECOL's Supplemental Executive Retirement Plan (the "SERP"), which provides additional pension benefits to certain executives based on earnings, credited service and executive service. Participants in the SERP become 100% vested after two years of continuous service and contribute 4% of their earnings to the SERP.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The following tables present the changes in benefit obligations, plan assets and funded status for the pension plans and the components of net periodic pension cost.

	Year Ended December 31,
(In thousands)	2016	2015
Accumulated Benefit Obligation (ABO) at December 31	$75,666	$67,614

Change in Projected Benefit Obligation (PBO)
PBO at beginning of year	$87,186	$106,325
Service cost	3,845	4,537
Interest cost	3,856	4,012
Participant contributions	709	735
Actuarial loss (gain), including assumption changes	2,172	(6,687)
Benefits paid	(4,404)	(3,986)
Foreign currency exchange rate changes	2,796	(17,750)
PBO at end of year	$96,160	$87,186

Change in Plan Assets
Fair value of plan assets at beginning of year	$79,185	$90,342
Actual return on plan assets	4,115	4,781
Participant contributions	709	735
Employer contributions	1,956	2,366
Benefits paid	(4,404)	(3,986)
Foreign currency exchange rate changes	3,192	(15,053)
Fair value of plan assets at end of year	$84,753	$79,185

Funded Status	$(11,407)	$(8,001)

Amounts Recognized in the Consolidated Balance Sheets
Current liabilities	$(364)	$(355)
Noncurrent liabilities	(11,043)	(7,646)
Net amount recognized	$(11,407)	$(8,001)

Amounts Recognized in Accumulated Other Comprehensive Income (Loss)
Net actuarial gain	$(5,333)	$(9,021)
Total net amount recognized, before tax effect	$(5,333)	$(9,021)

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

	Year Ended December 31,
(In thousands)	2016	2015	2014
Components of Net Periodic Pension Cost
Service cost	$3,845	$4,537	$3,610
Interest cost	3,856	4,012	4,600
Expected return on plan assets	(5,328)	(5,260)	(5,408)
Recognized actuarial gain	(31)	(15)	(55)
Net periodic pension cost	$2,342	$3,274	$2,747

Other Changes in Plan Assets and PBO Recognized in Accumulated Other Comprehensive Income (Loss)
Net actuarial loss (gain)	$2,756	$(6,208)	$7,448
Amortization of unrecognized net actuarial gain	31	15	55
Total amount recognized, before tax effect	2,787	(6,193)	7,503
Tax effect	(302)	1,661	(2,447)
Total amount recognized, after tax effect	$2,485	$(4,532)	$5,056

Total recognized in net periodic pension cost and accumulated other comprehensive income (loss)	$4,827	$(1,258)	$7,803

The following weighted-average actuarial assumptions were used to determine benefit obligations at December 31:

	2016		2015
	Pension Plan	SERP	Pension Plan	SERP
Discount rate	3.9%	3.9%	4.2%	4.2%
Rate of compensation increase	3.8%	3.8%	4.0%	4.0%

The following weighted-average actuarial assumptions were used to determine net periodic pension costs at January 1:

	Year Ended December 31,
	2016		2015		2014
	Pension Plan	SERP	Pension Plan	SERP	Pension Plan	SERP
Discount rate	4.2%	4.2%	4.1%	4.1%	4.9%	4.9%
Expected long-term return on assets	6.4%	n/a	6.4%	n/a	6.4%	n/a
Rate of compensation increase	4.0%	4.0%	4.0%	4.0%	4.0%	4.0%

The following benefit payments, which reflect expected future service, are expected to be paid:

Years ending December 31	(In thousands)
2017	$2,851
2018	2,876
2019	2,911
2020	2,987
2021	3,142
2022 to 2026	18,617

The Company expects to contribute approximately $0.4 million to the plans in 2017.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The Company's pension plan weighted asset allocations by asset category are as follows:

	December 31
	2016	2015
Asset Category
Pooled Funds:
Canadian equities	11.7%	23.0%
U.S. equities	4.6%	14.0%
Non-North American equities	21.6%	18.6%
Fixed income investments	43.4%	37.5%
Other	18.7%	6.9%
Total	100.0%	100.0%
The Plan's long-term overall objective is to maintain benefits at their current level without affecting the cost of maintaining the Plan, assuming that the demographic make-up of the group of members remains the same.
The primary investment objective, in support of the overall objective, is to earn the highest rate of return possible for the Plan, while keeping risk at acceptable levels. The long-term return objective of the Plan is to achieve a minimum annualized rate of return in excess of the actuarial requirements. This translates into a required return of 3.0% above inflation, net of investment management fees. The return objective is consistent with the overall investment risk level that the Plan assumes in order to meet the pension obligations of the Plan. To achieve this long term investment objective, the Plan has adopted an asset mix that has a combination of equity and fixed income investments. Risk is controlled by investing in a well-diversified portfolio of asset classes. A benchmark portfolio is established based on the expected returns for each asset class available. The investment of the Plan's assets in accordance with the benchmark portfolio should enable the Plan to not only attain, but also exceed the minimum overall objective.
The following table presents the target asset mix based on market value for each investment category within which the investment managers must invest the Plan's assets. The asset mix is reviewed and rebalanced to target on an annual basis.

Asset Category	Target %
Canadian equities	12.5%
Non-Canadian equities	27.5%
Total equities	40%
Fixed income investments	45%
Other investments	15%

The Plan's assets are measured at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As described in Note 2, "Accounting Policies," financial assets and liabilities are classified in the fair value hierarchy based on the lowest level of any input that is significant to the measurement of fair value. Investments for which fair value is measured using the NAV per share practical expedient are not classified in the fair value hierarchy. The following describes the valuation methodologies used to measure the fair value of the Plan's assets.
Pooled Equity Investments. These investments consist of the Plan's share of segregated funds that invest primarily in equity securities. The funds are valued at the net asset value of shares held at December 31.
Pooled Fixed Income Investments. These investments consist of a segregated fund that primarily invests in Canadian issued bonds and debentures and is valued at the net asset value of shares held in the underlying funds.
Other Investments. These investments consist of money market and diversified growth funds. The diversified growth fund invests in a broad range of asset classes, including equities, bonds, infrastructure, property, commodities and absolute return strategies. These investments are valued at the net asset value of shares held in the underlying funds.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The fair value methods described above may not be indicative of net realizable value or reflective of future fair values. Additionally, while the Company believes the valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.
The following tables set forth the fair value of plan assets by asset category:

	December 31, 2016
(In thousands)	Level 1	Level 2	Level 3	NAV (1)	Total
Pooled Funds:
Canadian equities	$—	$—	$—	$9,916	$9,916
U.S. equities	—	—	—	3,881	3,881
Non-North American equities	—	—	—	18,296	18,296
Fixed income investments	—	—	—	36,677	36,677
Other	235	—	—	15,748	15,983
Total investments	$235	$—	$—	$84,518	$84,753

	December 31, 2015
(In thousands)	Level 1	Level 2	Level 3	NAV (1)	Total
Pooled Funds:
Canadian equities	$—	$—	$—	$18,189	$18,189
U.S. equities	—	—	—	11,055	11,055
Non-North American equities	—	—	—	14,649	14,649
Fixed income investments	—	—	—	29,601	29,601
Other	241	—	—	5,450	5,691
Total investments	$241	$—	$—	$78,944	$79,185
(1) As described above, investments measured at fair value using the NAV per share practical expedient have not been classified in the fair value hierarchy. The amounts presented in the tables are intended to reconcile the fair value hierarchy to the total fair value of plan assets.
12. STOCK-BASED COMPENSATION
WESCO sponsors four stock-based compensation plans. The 1999 Long-Term Incentive Plan, as amended and restated (“LTIP”), was designed to be the successor plan to all prior plans. Any shares remaining reserved for future issuance under the prior plans are available for issuance under the LTIP. The LTIP and predecessor plans are administered by the Compensation Committee of the Board of Directors.
On May 30, 2013, the Company renewed and restated the LTIP, increasing the maximum number of shares of common stock that may be issued under the plan by 1.6 million shares to 4.0 million. Under the LTIP, the total number of shares of common stock authorized to be issued under the LTIP will be reduced by 1 share of common stock for every 1 share that is subject to an option or stock appreciation right granted, and 1.83 shares of common stock for every 1 share that is subject to an award other than an option or stock appreciation right granted on or after May 30, 2013. As of December 31, 2016, 2.4 million shares of common stock were reserved under the LTIP for future equity award grants.
Except for the performance-based award, awards granted vest and become exercisable once criteria based on time is achieved. Performance-based awards vest based on market or performance conditions. All awards vest immediately in the event of a change in control. Each award terminates on the tenth anniversary of its grant date unless terminated sooner under certain conditions.
WESCO recognized $12.5 million, $12.9 million and $14.8 million of non-cash stock-based compensation expense, which is included in selling, general and administrative expenses, for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, there was $16.8 million of total unrecognized compensation expense related to non-vested stock-based compensation arrangements for all awards previously made of which approximately $9.9 million is expected to be recognized in 2017, $5.9 million in 2018 and $1.0 million in 2019.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The total intrinsic value of awards exercised during the years ended December 31, 2016, 2015, and 2014 was $13.0 million, $15.8 million, and $25.2 million, respectively. The total amount of cash received from the exercise of options was $0.8 million during the year ended December 31, 2014. The gross deferred tax benefit associated with the exercise of stock-based awards totaled $4.9 million, $5.7 million, and $9.4 million in 2016, 2015, and 2014, respectively.
The following table sets forth a summary of stock-settled stock appreciation rights and related information for the years indicated:

	2016				2015		2014
	Awards	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (In thousands)	Awards	Weighted-Average Exercise Price	Awards	Weighted-Average Exercise Price
Beginning of year	2,567,021	$54.47			2,480,745	$50.91	2,715,651	$45.93
Granted	709,999	42.63			394,182	69.54	274,508	85.35
Exercised	(526,818)	41.54			(232,542)	35.80	(485,469)	41.58
Canceled	(310,715)	63.71			(75,364)	73.59	(23,945)	70.30
End of year	2,439,487	52.62	5.6	$40,135	2,567,021	54.47	2,480,745	50.91
Exercisable at end of year	1,549,350	$53.35	3.8	$24,903	2,034,263	$49.36	1,980,767	$44.06
WESCO granted the following stock-settled stock appreciation rights at the following weighted-average assumptions:

	2016	2015	2014
Stock-settled stock appreciation rights granted	709,999	394,182	274,508
Risk free interest rate	1.2%	1.6%	1.5%
Expected life (in years)	5	5	5
Expected volatility	32%	32%	39%
The weighted-average fair value per stock-settled stock appreciation right granted was $12.88, $21.68 and $30.64 for the years ended December 31, 2016, 2015 and 2014, respectively.
The following table sets forth a summary of time-based restricted stock units and related information for the year ended December 31, 2016:

	Awards	Weighted-Average Fair Value
Unvested at December 31, 2015	175,411	$74.52
Granted	162,256	44.45
Vested	(60,015)	72.41
Forfeited	(20,556)	59.15
Unvested at December 31, 2016	257,096	$57.47
The weighted-average fair value per restricted stock unit granted was $44.45, $69.05 and $85.32 for the years ended December 31, 2016, 2015 and 2014, respectively.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The following table sets forth a summary of performance-based awards for the year ended December 31, 2016:

	Awards	Weighted-Average Fair Value
Unvested at December 31, 2015	114,520	$76.48
Granted	91,768	47.00
Vested	—	—
Forfeited	(56,968)	71.25
Unvested at December 31, 2016	149,320	$60.36
The fair value of the performance shares based on total stockholder return granted during the year ended December 31, 2016 were estimated using the following weighted-average assumptions:

Weighted-Average Assumptions
Grant date share price	$42.44
WESCO expected volatility	26.3%
Peer group median volatility	24.2%
Risk-free interest rate	0.89%
Correlation	121.5%
The unvested performance-based awards in the table above include 74,660 shares in which vesting of the ultimate number of shares is dependent upon WESCO's total stockholder return in relation to the total stockholder return of a select group of peer companies over a three-year period. The fair value of these awards is determined using a Monte Carlo simulation model. These awards are accounted for as awards with market conditions; compensation cost is recognized over the service period, regardless of whether the market conditions are achieved and the awards ultimately vest.
Vesting of the remaining 74,660 shares of performance-based awards in the table above is dependent upon the three-year average growth rate of WESCO's net income. The fair value of these awards is based upon the grant-date closing price of WESCO's common stock. These awards are accounted for as awards with performance conditions; compensation cost is recognized over the performance period based upon WESCO's determination of whether it is probable that the performance targets will be achieved.
13. COMMITMENTS AND CONTINGENCIES
Future minimum rental payments required under operating leases, primarily for real property that have noncancelable lease terms in excess of one year as of December 31, 2016, are as follows:

Years ending December 31	(In thousands)
2017	$68,287
2018	58,039
2019	45,214
2020	33,886
2021	23,397
Thereafter	49,665
Rental expense for the years ended December 31, 2016, 2015 and 2014 was $76.7 million, $70.7 million and $63.2 million, respectively.
From time to time, a number of lawsuits and claims have been or may be asserted against WESCO relating to the conduct of its business, including routine litigation relating to commercial and employment matters. The outcomes of litigation cannot be predicted with certainty, and some lawsuits may be determined adversely to WESCO. However, management does not believe that the ultimate outcome of any such pending matters is likely to have a material adverse effect on WESCO’s financial

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

condition or liquidity, although the resolution in any fiscal period of one or more of these matters may have a material adverse effect on WESCO’s results of operations for that period.
WESCO is subject to the laws and regulations of states and other jurisdictions concerning the identification, reporting and escheatment (the transfer of property to the state) of unclaimed or abandoned funds, and is subject to audit and examination for compliance with these requirements. WESCO Distribution is currently undergoing a compliance audit in the State of Delaware concerning the identification, reporting and escheatment of unclaimed or abandoned property. A third party auditor is conducting the audit on behalf of the State, and the Company has been working with an outside consultant during the audit process and in discussions with the auditors. The Company is defending the audit, the outcome of which cannot be predicted with certainty at this time. After the third party auditor completes its field work, it is expected to issue preliminary findings for review by the Company and the State, and thereafter the auditor is expected to issue a final report of examination. If the Company and State do not reach resolution after further discussion, the State may issue a demand for payment, which the Company may either agree to pay or appeal, in full or in part. The Company has recorded a liability for unclaimed property based on the facts currently known to the Company.
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
14. SEGMENTS AND RELATED INFORMATION
WESCO provides distribution of product and services through its four operating segments, which have been aggregated as one reportable segment. WESCO has approximately 230,000 unique product stock keeping units and markets more than 1,000,000 products for customers. There were no material amounts of sales or transfers among geographic areas and no material amounts of export sales.
WESCO attributes revenues from external customers to individual countries on the basis of the point of sale. The following table sets forth information about WESCO by geographic area:

	Net Sales Year Ended December 31,						Long-Lived Assets December 31,
	2016		2015		2014		2016	2015	2014
(In thousands)
United States	$5,635,803	77%	$5,665,962	75%	$5,618,240	71%	$123,465	$157,570	$127,670
Canada	1,394,657	19%	1,533,705	21%	1,899,173	24%	60,372	63,088	80,080
Mexico	62,430	1%	70,048	1%	95,585	1%	227	332	442
Subtotal North American Operations	7,092,890		7,269,715		7,612,998		184,064	220,990	208,192
Other International	243,127	3%	248,772	3%	276,628	4%	4,583	5,369	8,213
Total	$7,336,017		$7,518,487		$7,889,626		$188,647	$226,359	$216,405

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The following table sets forth sales information about WESCO’s sales by product category:

Year Ended December 31,	2016	2015	2014
(percentages based on total sales)
General Supplies	40%	40%	40%
Wire, Cable and Conduit	14%	15%	16%
Communications and Security	15%	15%	14%
Electrical Distribution and Controls	11%	11%	11%
Lighting and Sustainability	12%	10%	10%
Automation, Controls and Motors	8%	9%	9%
15. CONDENSED CONSOLIDATING FINANCIAL INFORMATION
WESCO Distribution has outstanding $500 million in aggregate principal amount of 2021 Notes and $350 million in aggregate principal amount of 2024 Notes. The 2021 Notes and 2024 Notes are unsecured senior obligations of WESCO Distribution and are fully and unconditionally guaranteed on a senior unsecured basis by WESCO International.
Condensed consolidating financial information for WESCO International, WESCO Distribution and the non-guarantor subsidiaries is presented in the following tables.

	Condensed Consolidating Balance Sheet
	December 31, 2016
	(In thousands)
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Cash and cash equivalents	$—	$41,552	$68,579	$—	$110,131
Trade accounts receivable, net	—	—	1,034,402	—	1,034,402
Inventories	—	364,562	456,879	—	821,441
Prepaid expenses and other current assets	13,647	24,214	225,412	(56,790)	206,483
Total current assets	13,647	430,328	1,785,272	(56,790)	2,172,457
Intercompany receivables, net	—	—	2,056,783	(2,056,783)	—
Property, buildings and equipment, net	—	51,824	105,783	—	157,607
Intangible assets, net	—	3,417	389,945	—	393,362
Goodwill	—	244,648	1,476,066	—	1,720,714
Investments in affiliates	3,584,857	4,018,661	—	(7,603,518)	—
Other assets	—	23,846	22,998	—	46,844
Total assets	$3,598,504	$4,772,724	$5,836,847	$(9,717,091)	$4,490,984

Accounts payable	$—	$381,795	$302,926	$—	$684,721
Short-term debt	—	—	20,920	—	20,920
Other current liabilities	—	53,458	194,488	(56,790)	191,156
Total current liabilities	—	435,253	518,334	(56,790)	896,797
Intercompany payables, net	1,572,486	484,297	—	(2,056,783)	—
Long-term debt	—	983,449	379,686	—	1,363,135
Other noncurrent liabilities	12,737	46,476	161,827	—	221,040
Total WESCO International stockholders’ equity	2,013,281	2,823,249	4,780,269	(7,603,518)	2,013,281
Noncontrolling interests	—	—	(3,269)	—	(3,269)
Total liabilities and stockholders’ equity	$3,598,504	$4,772,724	$5,836,847	$(9,717,091)	$4,490,984

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

	Condensed Consolidating Balance Sheet
	December 31, 2015
	(In thousands)
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Cash and cash equivalents	$—	$38,963	$121,316	$—	$160,279
Trade accounts receivable, net	—	—	1,075,257	—	1,075,257
Inventories	—	376,641	433,426	—	810,067
Prepaid expenses and other current assets	15	47,290	173,596	(8,970)	211,931
Total current assets	15	462,894	1,803,595	(8,970)	2,257,534
Intercompany receivables, net	—	—	1,964,848	(1,964,848)	—
Property, buildings and equipment, net	—	56,921	109,818	—	166,739
Intangible assets, net	—	4,072	399,577	—	403,649
Goodwill	—	255,251	1,426,411	—	1,681,662
Investments in affiliates	3,309,006	3,827,069	—	(7,136,075)	—
Other assets	—	32,601	27,541	—	60,142
Total assets	$3,309,021	$4,638,808	$5,731,790	$(9,109,893)	$4,569,726

Accounts payable	$—	$414,524	$300,995	$—	$715,519
Short-term debt	—	—	43,314	—	43,314
Other current liabilities	15,254	55,129	127,555	(8,970)	188,968
Total current liabilities	15,254	469,653	471,864	(8,970)	947,801
Intercompany payables, net	1,320,240	644,608	—	(1,964,848)	—
Long-term debt	177,753	737,490	523,819	—	1,439,062
Other noncurrent liabilities	19,102	216,515	173,375	—	408,992
Total WESCO International stockholders’ equity	1,776,672	2,570,542	4,565,533	(7,136,075)	1,776,672
Noncontrolling interests	—	—	(2,801)	—	(2,801)
Total liabilities and stockholders’ equity	$3,309,021	$4,638,808	$5,731,790	$(9,109,893)	$4,569,726

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

	Condensed Consolidating Statement of Income and Comprehensive Income
	Year ended December 31, 2016
	(In thousands)
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net sales	$—	$3,306,265	$4,134,508	$(104,756)	$7,336,017
Cost of goods sold (excluding depreciation and	—	2,651,409	3,341,161	(104,756)	5,887,814
amortization)
Selling, general and administrative expenses	61	477,437	571,788	—	1,049,286
Depreciation and amortization	—	20,226	46,632	—	66,858
Results of affiliates’ operations	240,571	155,814	—	(396,385)	—
Interest expense (income), net	17,555	87,824	(28,804)	—	76,575
Loss on debt redemption	123,933	—	—	—	123,933
Provision for income taxes	(2,098)	8,263	24,266	—	30,431
Net income	101,120	216,920	179,465	(396,385)	101,120
Less: Net loss attributable to noncontrolling interests	—	—	(468)	—	(468)
Net income attributable to WESCO International	$101,120	$216,920	$179,933	$(396,385)	$101,588
Other comprehensive income (loss):
Foreign currency translation adjustment	38,275	38,275	38,275	(76,550)	38,275
Post retirement benefit plan adjustment	(2,485)	(2,485)	(2,485)	4,970	(2,485)
Comprehensive income attributable to WESCO International	$136,910	$252,710	$215,723	$(467,965)	$137,378

	Condensed Consolidating Statement of Income and Comprehensive Income (Loss)
	Year ended December 31, 2015
	(In thousands)
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net sales	$—	$3,456,883	$4,177,383	$(115,779)	$7,518,487
Cost of goods sold (excluding depreciation and	—	2,784,413	3,356,192	(115,779)	6,024,826
amortization)
Selling, general and administrative expenses	26	611,549	443,376	—	1,054,951
Depreciation and amortization	—	19,703	45,265	—	64,968
Results of affiliates’ operations	225,370	219,619	—	(444,989)	—
Interest expense (income), net	24,910	63,261	(18,339)	—	69,832
Provision for income taxes	(7,939)	(6,929)	110,405	—	95,537
Net income	208,373	204,505	240,484	(444,989)	208,373
Less: Net loss attributable to noncontrolling interests	—	—	(2,314)	—	(2,314)
Net income attributable to WESCO International	$208,373	$204,505	$242,798	$(444,989)	$210,687
Other comprehensive income (loss):
Foreign currency translation adjustment	(225,795)	(225,795)	(225,795)	451,590	(225,795)
Post retirement benefit plan adjustment	4,532	4,532	4,532	(9,064)	4,532
Comprehensive (loss) income attributable to WESCO International	$(12,890)	$(16,758)	$21,535	$(2,463)	$(10,576)

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

	Condensed Consolidating Statement of Income and Comprehensive Income
	Year ended December 31, 2014
	(In thousands)
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net sales	$—	$3,557,839	$4,446,139	$(114,352)	$7,889,626
Cost of goods sold (excluding depreciation and	—	2,848,413	3,544,523	(114,352)	6,278,584
amortization)
Selling, general and administrative expenses	9	557,596	519,203	—	1,076,808
Depreciation and amortization	—	19,084	48,933	—	68,017
Results of affiliates’ operations	292,845	231,174	—	(524,019)	—
Interest expense (income), net	24,472	74,653	(17,061)	—	82,064
Provision for income taxes	(7,072)	16,446	99,342	—	108,716
Net income	$275,436	$272,821	$251,199	$(524,019)	$275,437
Less: Net loss attributable to noncontrolling interests	—	—	(469)	—	(469)
Net income attributable to WESCO International	$275,436	$272,821	$251,668	$(524,019)	$275,906
Other comprehensive income (loss):
Foreign currency translation adjustment	(120,293)	(120,293)	(120,293)	240,586	(120,293)
Post retirement benefit plan adjustment	(5,056)	(5,056)	(5,056)	10,112	(5,056)
Comprehensive income attributable to WESCO International	$150,087	$147,472	$126,319	$(273,321)	$150,557

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

	Condensed Consolidating Statement of Cash Flows
	Year ended December 31, 2016
	(In thousands)
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net cash provided by (used in) operating activities	$95,388	$(243,476)	$448,323	$—	$300,235
Investing activities:
Capital expenditures	—	(12,482)	(5,475)	—	(17,957)
Acquisition payments, net of cash acquired	—	(50,890)	—	—	(50,890)
Proceeds from sale of assets	—	—	8,361	—	8,361
Dividends received from subsidiaries	—	82,912	—	(82,912)	—
Advances to subsidiaries and other	—	(297,259)	(337,344)	624,603	(10,000)
Net cash used in investing activities	—	(277,719)	(334,458)	541,691	(70,486)
Financing activities:
Proceeds from issuance of debt	252,246	1,566,864	672,345	(297,259)	2,194,196
Repayments of debt	(344,804)	(1,030,520)	(752,401)	(327,344)	(2,455,069)
Equity activities	(2,830)	—	—	—	(2,830)
Dividends paid by subsidiaries	—	—	(82,912)	82,912	—
Other	—	(12,560)	—	—	(12,560)
Net cash (used in) provided by financing activities	(95,388)	523,784	(162,968)	(541,691)	(276,263)
Effect of exchange rate changes on cash and cash equivalents	—	—	(3,634)	—	(3,634)
Net change in cash and cash equivalents	—	2,589	(52,737)	—	(50,148)
Cash and cash equivalents at the beginning of period	—	38,963	121,316	—	160,279
Cash and cash equivalents at the end of period	$—	$41,552	$68,579	$—	$110,131

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

	Condensed Consolidating Statement of Cash Flows
	Year ended December 31, 2015
	(In thousands)
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net cash provided by operating activities	$3,531	$214,037	$65,481	$—	$283,049
Investing activities:
Capital expenditures	—	(15,266)	(6,392)	—	(21,658)
Acquisition payments, net of cash acquired	—	(151,595)	—	—	(151,595)
Proceeds from sale of assets	—	—	3,023	—	3,023
Dividends received from subsidiaries	—	114,101	—	(114,101)	—
Advances to subsidiaries and other	—	(197,345)	17,461	179,884	—
Net cash (used in) provided by investing activities	—	(250,105)	14,092	65,783	(170,230)
Financing activities:
Proceeds from issuance of debt	150,705	1,224,596	452,655	(197,345)	1,630,611
Repayments of debt	—	(1,175,056)	(379,578)	17,461	(1,537,173)
Equity activities	(154,236)	—	—	—	(154,236)
Dividends paid by subsidiaries	—	—	(114,101)	114,101	—
Other	—	(7,017)	—	—	(7,017)
Net cash provided by (used in) financing activities	(3,531)	42,523	(41,024)	(65,783)	(67,815)
Effect of exchange rate changes on cash and cash equivalents	—	—	(13,044)	—	(13,044)
Net change in cash and cash equivalents	—	6,455	25,505	—	31,960
Cash and cash equivalents at the beginning of period	—	32,508	95,811	—	128,319
Cash and cash equivalents at the end of period	$—	$38,963	$121,316	$—	$160,279

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

	Condensed Consolidating Statement of Cash Flows
	Year ended December 31, 2014
	(In thousands)
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net cash provided by operating activities	$820	$51,738	$198,598	$—	$251,156
Investing activities:
Capital expenditures	—	(13,717)	(6,831)	—	(20,548)
Acquisition payments, net of cash acquired	—	(42,226)	(96,404)	—	(138,630)
Proceeds from sale of assets	—	—	14,991	—	14,991
Dividends received from subsidiaries	—	71,381	—	(71,381)	—
Advances to subsidiaries and other	—	(53,779)	17,461	36,318	—
Net cash used in investing activities	—	(38,341)	(70,783)	(35,063)	(144,187)
Financing activities:
Proceeds from issuance of debt	6,517	798,315	495,493	(60,437)	1,239,888
Repayments of debt	(6,658)	(807,776)	(541,080)	24,119	(1,331,395)
Equity activities	(679)	—	—	—	(679)
Dividends paid by subsidiaries	—	—	(71,381)	71,381	—
Other	—	(3,123)	(181)	—	(3,304)
Net cash used in financing activities	(820)	(12,584)	(117,149)	35,063	(95,490)
Effect of exchange rate changes on cash and cash equivalents	—	—	(6,885)	—	(6,885)
Net change in cash and cash equivalents	—	813	3,781	—	4,594
Cash and cash equivalents at the beginning of period	—	31,695	92,030	—	123,725
Cash and cash equivalents at the end of period	$—	$32,508	$95,811	$—	$128,319
Revisions
The Condensed Consolidating Statements of Cash Flow for the year ended December 31, 2014 was revised to appropriately present dividends paid by the non-guarantor subsidiaries and dividends received by WESCO Distribution. The revisions did not impact the consolidated amounts previously reported, nor did they impact the Company's obligations under the 2021 Notes or the 2024 Notes.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

16. SELECTED QUARTERLY FINANCIAL DATA (unaudited)
The following table sets forth selected quarterly financial data for the years ended December 31, 2016 and 2015:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2016
Net Sales	$1,775,961	$1,911,582	$1,855,212	$1,793,262
Cost of goods sold (excluding depreciation and amortization)	1,420,793	1,532,113	1,490,173	1,444,735
Income from operations	69,508	87,987	92,555	82,009
Income (loss) before income taxes	50,679	68,535	(52,170)	64,507
Net income (loss)	34,534	49,852	(31,021)	47,755
Net income (loss) attributable to WESCO International	36,053	49,798	(31,611)	47,348
Basic earnings (loss) per share attributable to WESCO International, Inc.(A) (C)	0.85	1.18	(0.73)	0.97
Diluted earnings (loss) per share attributable to WESCO International, Inc.(B) (C)	0.77	1.02	(0.73)	0.96

2015
Net Sales	$1,816,330	$1,916,718	$1,923,899	$1,861,540
Cost of goods sold (excluding depreciation and amortization)	1,448,639	1,535,084	1,543,113	1,497,990
Income from operations	87,185	90,253	106,348	89,956
Income before income taxes	66,291	71,640	85,931	80,048
Net income	46,793	50,639	62,384	48,557
Net income attributable to WESCO International	47,031	51,741	63,503	48,412
Basic earnings per share attributable to WESCO International, Inc.(A)	1.06	1.18	1.47	1.15
Diluted earnings per share attributable to WESCO International, Inc.(B)	0.90	1.00	1.28	1.03

(A)
Earnings per share (EPS) in each quarter is computed using the weighted-average number of shares outstanding during that quarter while EPS for the full year is computed by using the weighted-average number of shares outstanding during the year. Thus, the sum of the four quarters’ EPS may not equal the full-year EPS.

(B)
Diluted EPS in each quarter is computed using the weighted-average number of shares outstanding and common share equivalents during that quarter while Diluted EPS for the full year is computed by using the weighted-average number of shares outstanding and common share equivalents during the year. Thus, the sum of the four quarters’ Diluted EPS may not equal the full-year Diluted EPS.

(C)
On September 15, 2016, the Company completed the redemption of its 2029 Debentures. The redemption resulted in a non-cash charge of $123.9 million, which resulted in a net loss attributable to WESCO International, Inc. for the three months ended September 30, 2016. Accordingly, dilutive shares were not included in the calculation of diluted loss per share for the three months ended September 30, 2016 because their effect was antidilutive.

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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the updated framework in Internal Control — Integrated Framework (2013) (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission on May 14, 2013. Based on our evaluation under the 2013 Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
Changes in Internal Control Over Financial Reporting
During the last fiscal quarter of 2016, there were no changes in the Company’s internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information set forth under the captions “Board of Directors” and “Executive Officers” in our definitive Proxy Statement for our 2017 Annual Meeting of Stockholders is incorporated herein by reference.
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
The information required by Item 10 that relates to our Directors and executive officers is incorporated by reference from the information appearing under the captions “Corporate Governance,” “Board and Committee Meetings” and “Security Ownership” in our definitive Proxy Statement for our 2017 Annual Meeting of Stockholders that is to be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year on December 31, 2016.
Item 11. Executive Compensation.
The information set forth under the captions “Compensation Discussion and Analysis” and “Director Compensation” in our definitive Proxy Statement for our 2017 Annual Meeting of Stockholders is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information set forth under the caption “Security Ownership” in our definitive Proxy Statement for our 2017 Annual Meeting of Stockholders is incorporated herein by reference.
The following table provides information as of December 31, 2016 with respect to the shares of our common stock that may be issued under our existing equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	2,845,903	$45.11	2,350,955
Equity compensation plans not approved by security holders	—	—	—
Total	2,845,903	$45.11	2,350,955
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information set forth under the captions “Transactions with Related Persons” and “Corporate Governance” in our definitive Proxy Statement for our 2017 Annual Meeting of Stockholders is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
The information set forth under the caption “Independent Registered Public Accounting Firm Fees and Services” in our definitive Proxy Statement for our 2017 Annual Meeting of Stockholders is incorporated herein by reference.

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
Incorporated by reference to Exhibit 2.1 to WESCO's Current Report on Form 8-K, dated October 17, 2012

3.1	Restated Certificate of Incorporation of WESCO International, Inc.	Incorporated by reference to Exhibit 3.1 to WESCO’s Registration Statement on Form S-4 (No. 333-70404)

3.2	Certificate of Amendment of Certificate of Incorporation to Restated Certificate of Incorporation of WESCO International, Inc.	Incorporated by reference to Exhibit 3.1 to WESCO’s Current Report on Form 8-K, dated May 29, 2014

3.3	Amended and Restated By-laws of WESCO International, Inc., effective as of May 29, 2014	Incorporated by reference to Exhibit 3.2 to WESCO’s Current Report on Form 8-K, dated May 29, 2014

4.1	Indenture, dated November 26, 2013, among WESCO Distribution, Inc. and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.1 to WESCO’s Current Report on Form 8-K, dated November 27, 2013

4.2	Form of 5.375% Restricted Note due 2021	Incorporated by reference to Exhibit A-1 to Exhibit 4.1 to WESCO’s Current Report on Form 8-K, dated November 27, 2013

4.3	Form of 5.375% Unrestricted Note due 2021	Incorporated by reference to Exhibit A-2 to Exhibit 4.1 to WESCO’s Current Report on Form 8-K, dated November 27, 2013

4.4	Indenture, dated June 15, 2016, among WESCO Distribution, Inc. and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.1 to WESCO’s Current Report on Form 8-K, dated June 15, 2016

4.5	Form of 5.375% Restricted Note due 2024	Incorporated by reference to Exhibit A-1 to Exhibit 4.1 to WESCO’s Current Report on Form 8-K, dated June 15, 2016

4.6	Form of 5.375% Unrestricted Note due 2024	Incorporated by reference to Exhibit A-2 to Exhibit 4.1 to WESCO’s Current Report on Form 8-K, dated June 15, 2016

10.1	1999 Deferred Compensation Plan for Non-Employee Directors, as amended and restated September 20, 2007	Incorporated by reference to Exhibit 10.5 to WESCO's Annual Report on Form 10-K for the year ended December 31, 2011

Exhibit No.	Description of Exhibit	Prior Filing or Sequential Page Number
10.2	Form of Stock Appreciation Rights Agreement for Employees	Incorporated by reference to Exhibit 10.7 to WESCO's Annual Report on Form 10-K for the year ended December 31, 2011

10.3	Form of Restricted Stock Unit Agreement for Employees	Incorporated by reference to Exhibit 10.8 to WESCO's Annual Report on Form 10-K for the year ended December 31, 2011

10.4	Form of Stock Appreciation Rights Agreement for Non-Employee Directors	Incorporated by reference to Exhibit 10.3 to WESCO’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010

10.5	Form of Restricted Stock Unit Agreement for Non-Employee Directors	Incorporated by reference to Exhibit 10.4 to WESCO’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010

10.6	Amended and Restated Registration and Participation Agreement, dated as of June 5, 1998, among WESCO International, Inc. and certain security holders of WESCO International, Inc. named therein	Incorporated by reference to Exhibit 10.19 to WESCO’s Registration Statement on Form S-4 (No. 333-43225)

10.7	Amended and Restated Employment Agreement, dated as of September 1, 2009, between WESCO International Inc. and John J. Engel	Incorporated by reference to Exhibit 10.2 to WESCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009

10.8	Term Sheet, dated January 15, 2010, memorializing terms of employment of Diane Lazzaris by WESCO International, Inc.	Incorporated by reference to Exhibit 10.28 to WESCO’s Annual Report on Form 10-K for the year ended December 31, 2009

10.9	Term Sheet, dated June 18, 2010, memorializing terms of employment of Kimberly Windrow by WESCO International, Inc.	Incorporated by reference to Exhibit 10.1 to WESCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010

10.10	Notice of Performance Share Award under the WESCO International, Inc. 1999 Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.1 to WESCO’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012

10.11
Term Loan agreement, dated as of December 12, 2012 among WESCO Distribution, Inc., WDCC Enterprises Inc., WESCO International, Inc., Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and Collateral Agent and the other Lenders and Agents party thereto
Incorporated by reference to Exhibit 10.1 to WESCO's Current Report on Form 8-K, dated December 17, 2012

10.12	1999 Long-Term Incentive Plan, as restated effective as of May 30, 2013	Incorporated by reference to Appendix A to the Proxy Statement filed on Schedule 14A on April 16, 2013

10.13
First Amendment to Term Loan Agreement, dated as of November 19, 2013 among WESCO Distribution, Inc., WDCC Enterprises Inc., WESCO International, Inc., Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and Collateral Agent and the other Lenders and Agents party thereto

Incorporated by reference to Exhibit 10.31 to WESCO's Annual Report on Form 10-K for the year ended December 31, 2013

10.14	Form of Non-Employee Director Restricted Stock Unit Agreement	Incorporated by reference to Exhibit 10.32 to WESCO's Annual Report on Form 10-K for the year ended December 31, 2013

10.15	Form of Stock Appreciation Rights Agreement for Employees	Incorporated by reference to Exhibit 10.33 to WESCO's Annual Report on Form 10-K for the year ended December 31, 2014

Exhibit No.	Description of Exhibit	Prior Filing or Sequential Page Number
10.16	Form of Restricted Stock Unit Agreement For Employees	Incorporated by reference to Exhibit 10.34 to WESCO's Annual Report on Form 10-K for the year ended December 31, 2014

10.17	Notice of Performance Share Award Under the WESCO International, Inc. 1999 Long-Term Incentive Plan, as amended May 30, 2013	Incorporated by reference to Exhibit 10.35 to WESCO's Annual Report on Form 10-K for the year ended December 31, 2014

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

10.19
Fourth Amended and Restated Receivables Purchase Agreement, dated as of September 24, 2015, by and among WESCO Receivables Corp., WESCO Distribution, Inc., the various Purchaser Groups from time to time party thereto and PNC Bank, National Association, as Administrator
Incorporated by reference to Exhibit 10.2 to WESCO’s Current Report on Form 8-K, dated September 24, 2015

10.20	Release Agreement, dated as of October 5, 2015, between WESCO International, Inc., and WESCO Distribution, Inc., and Stephen A. Van Oss	Incorporated by reference to Exhibit 10.1 to WESCO’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2015

10.21	Form of Non-Employee Director Restricted Stock Unit Agreement	Incorporated by reference to Exhibit 10.1 to WESCO’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2016

10.22	Form of Notice of Performance Share Award Under the WESCO International, Inc. 1999 Long-Term Incentive Plan, as amended May 30, 2013	Incorporated by reference to Exhibit 10.23 to WESCO's Annual Report on Form 10-K for the year ended December 31, 2015

10.23	Form of Director and Officer Indemnification Agreement, entered among WESCO International, Inc. and certain of its executive officers and directors listed on a schedule attached thereto	Incorporated by reference to Exhibit 10.24 to WESCO's Annual Report on Form 10-K for the year ended December 31, 2015

10.24	First Amendment to Fourth Amended and Restated Receivables Purchase Agreement, dated as of December 18, 2015	Incorporated by reference to Exhibit 10.1 to WESCO’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2016

10.25	Second Amendment to Fourth Amended and Restated Receivables Purchase Agreement, dated as of April 19, 2016	Incorporated by reference to Exhibit 10.2 to WESCO’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2016

10.26	Third Amendment to Fourth Amended and Restated Receivables Purchase Agreement, dated as of May 10, 2016	Incorporated by reference to Exhibit 10.3 to WESCO’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2016

10.27	Fourth Amendment to Fourth Amended and Restated Receivables Purchase Agreement, dated as of May 27, 2016	Incorporated by reference to Exhibit 10.4 to WESCO’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2016

10.28	Term Sheet, dated October 6, 2016 memorializing terms of employment of David S. Schulz by WESCO International, Inc	Filed herewith

Exhibit No.	Description of Exhibit	Prior Filing or Sequential Page Number
21.1	Subsidiaries of WESCO International, Inc.	Filed herewith

23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101	Interactive Data File	Filed herewith
The registrant hereby agrees to furnish supplementally to the Commission, upon request, a copy of any omitted schedule to any of the agreements contained herein.
Copies of exhibits may be retrieved electronically at the Securities and Exchange Commission’s home page at www.sec.gov. Exhibits will also be furnished without charge by writing to David S. Schulz, Senior Vice President and Chief Financial Officer, 225 West Station Square Drive, Suite 700, Pittsburgh, Pennsylvania 15219. Requests may also be directed to (412) 454-2200.

Item 16. Form 10-K Summary.
Not applicable.

Schedule II—Valuation and Qualifying Accounts

	Balance at Beginning	Charged to	Charged to Other		Balance at
	of Period	Expense	Accounts(1)	Deductions(2)	End of Period
Allowance for doubtful accounts	(In thousands)
Year ended December 31, 2016	$22,587	5,888	21	(6,489)	$22,007
Year ended December 31, 2015	21,084	6,099	1,305	(5,901)	22,587
Year ended December 31, 2014	19,309	5,937	194	(4,356)	21,084
_________________________

(1)	Represents allowance for doubtful accounts in connection with certain acquisitions and divestitures.

(2)	Includes a reduction in the allowance for doubtful accounts due to write-off of accounts receivable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESCO INTERNATIONAL, INC.
By:	/s/ JOHN J. ENGEL
	Name:	John J. Engel
	Title:	Chairman, President and Chief Executive Officer
	Date:	February 22, 2017

WESCO INTERNATIONAL, INC.
By:	/s/ DAVID S. SCHULZ
	Name:	David S. Schulz
	Title:	Senior Vice President and Chief Financial Officer
	Date:	February 22, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN J. ENGEL	Chairman, President and Chief Executive Officer	February 22, 2017
John J. Engel	(Principal Executive Officer)

/s/ DAVID S. SCHULZ	Senior Vice President and Chief Financial Officer	February 22, 2017
David S. Schulz	(Principal Financial and Accounting Officer)

/s/ SANDRA BEACH LIN	Director	February 22, 2017
Sandra Beach Lin

/s/ MATTHEW J. ESPE	Director	February 22, 2017
Matthew J. Espe

/s/ BOBBY J. GRIFFIN	Director	February 22, 2017
Bobby J. Griffin

/s/ JOHN K. MORGAN	Director	February 22, 2017
John K. Morgan

/s/ JAMES J. O’BRIEN	Director	February 22, 2017
James J. O’Brien

/s/ STEVEN A. RAYMUND	Director	February 22, 2017
Steven A. Raymund

/s/ JAMES L. SINGLETON	Director	February 22, 2017
James L. Singleton

/s/ LYNN M. UTTER	Director	February 22, 2017
Lynn M. Utter