Form 10-Q
period 2017-03-31
WESCO INTERNATIONAL INC
filed 2017-05-05
CIK 929008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 4, 2017, 48,776,351 shares of common stock, $0.01 par value, of the registrant were outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
The interim financial information required by this item is set forth in the Condensed Consolidated Financial Statements and Notes thereto in this Quarterly Report on Form 10-Q, as follows:

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except share data)
(unaudited)

	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$103,000	$110,131
Trade accounts receivable, net of allowance for doubtful accounts of $23,475 and $22,007 in 2017 and 2016, respectively	1,060,574	1,034,402
Other accounts receivable	67,230	85,019
Inventories	850,118	821,441
Prepaid expenses and other current assets	122,438	121,464
Total current assets	2,203,360	2,172,457
Property, buildings and equipment, net of accumulated depreciation of $264,499 and $259,126 in 2017 and 2016, respectively	156,588	157,607
Intangible assets, net of accumulated amortization of $188,965 and $178,813 in 2017 and 2016, respectively	385,304	393,362
Goodwill	1,725,547	1,720,714
Other assets	40,450	46,844
Total assets	$4,511,249	$4,490,984
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$712,385	$684,721
Accrued payroll and benefit costs	27,190	49,250
Short-term debt	28,037	20,920
Current portion of long-term debt	1,244	1,218
Bank overdrafts	33,458	29,384
Other current liabilities	117,755	111,304
Total current liabilities	920,069	896,797
Long-term debt, net of debt discount and debt issuance costs of $16,283 and $17,278 in 2017 and 2016, respectively	1,309,800	1,363,135
Deferred income taxes	160,471	158,009
Other noncurrent liabilities	63,426	63,031
Total liabilities	$2,453,766	$2,480,972
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $.01 par value; 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 210,000,000 shares authorized, 59,029,107 and 58,817,781 shares issued and 48,773,972 and 48,611,497 shares outstanding in 2017 and 2016, respectively	590	588
Class B nonvoting convertible common stock, $.01 par value; 20,000,000 shares authorized, 4,339,431 issued and no shares outstanding in 2017 and 2016, respectively	43	43
Additional capital	987,909	986,020
Retained earnings	1,994,617	1,956,532
Treasury stock, at cost; 14,594,566 and 14,545,715 shares in 2017 and 2016, respectively	(546,934)	(542,537)
Accumulated other comprehensive loss	(375,545)	(387,365)
Total WESCO International, Inc. stockholders' equity	2,060,680	2,013,281
Noncontrolling interests	(3,197)	(3,269)
Total stockholders’ equity	2,057,483	2,010,012
Total liabilities and stockholders’ equity	$4,511,249	$4,490,984

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands of dollars, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2017	2016
Net sales	$1,772,591	$1,775,961
Cost of goods sold (excluding depreciation and
amortization)	1,422,573	1,420,793
Selling, general and administrative expenses	266,964	269,286
Depreciation and amortization	15,965	16,374
Income from operations	67,089	69,508
Interest expense, net	16,721	18,829
Income before income taxes	50,368	50,679
Provision for income taxes	12,568	16,145
Net income	37,800	34,534
Less: Net income (loss) attributable to noncontrolling interests	71	(1,519)
Net income attributable to WESCO International, Inc.	$37,729	$36,053
Other comprehensive income (loss):
Foreign currency translation adjustments	11,568	82,270
Post retirement benefit plan adjustment	252	(16)
Comprehensive income attributable to WESCO International, Inc.	$49,549	$118,307

Earnings per share attributable to WESCO International, Inc.
Basic	$0.77	$0.85
Diluted	$0.76	$0.77

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(unaudited)

	Three Months Ended
	March 31,
	2017	2016
Operating activities:
Net income	$37,800	$34,534
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,965	16,374
Deferred income taxes	2,290	6,473
Other operating activities, net	4,680	4,717
Changes in assets and liabilities:
Trade accounts receivable, net	(22,083)	10,648
Other accounts receivable	18,251	24,863
Inventories	(26,362)	(17,523)
Prepaid expenses and other assets	6,870	(4,597)
Accounts payable	26,071	3,223
Accrued payroll and benefit costs	(21,768)	(14,532)
Other current and noncurrent liabilities	5,926	14,388
Net cash provided by operating activities	47,640	78,568

Investing activities:
Acquisition payments, net of cash acquired	—	(50,348)
Capital expenditures	(4,490)	(3,608)
Other investing activities	33	(8,148)
Net cash used in investing activities	(4,457)	(62,104)

Financing activities:
Proceeds from issuance of short-term debt	30,130	20,776
Repayments of short-term debt	(23,892)	(16,645)
Proceeds from issuance of long-term debt	288,673	323,220
Repayments of long-term debt	(342,673)	(373,220)
Repurchases of common stock	(6,536)	(668)
Increase in bank overdrafts	4,062	11,972
Other financing activities, net	(452)	(209)
Net cash used in financing activities	(50,688)	(34,774)

Effect of exchange rate changes on cash and cash equivalents	374	5,865

Net change in cash and cash equivalents	(7,131)	(12,445)
Cash and cash equivalents at the beginning of period	110,131	160,279
Cash and cash equivalents at the end of period	$103,000	$147,834

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. ORGANIZATION
WESCO International, Inc. ("WESCO International") and its subsidiaries (collectively, “WESCO” or the "Company"), headquartered in Pittsburgh, Pennsylvania, is a full-line distributor of electrical, industrial and communications maintenance, repair and operating (MRO) and original equipment manufacturer (OEM) products, construction materials, and advanced supply chain management and logistics services used primarily in the industrial, construction, utility and commercial, institutional and government markets. WESCO serves approximately 75,000 active customers globally, through approximately 500 full service branches and nine distribution centers located primarily in the United States, Canada and Mexico, with operations in 14 additional countries.
2. ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements of WESCO have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). The unaudited condensed consolidated financial information should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in WESCO’s 2016 Annual Report on Form 10-K as filed with the SEC on February 22, 2017. The Condensed Consolidated Balance Sheet at December 31, 2016 was derived from the audited Consolidated Financial Statements as of that date, but does not include all of the disclosures required by accounting principles generally accepted in the United States of America.
The unaudited Condensed Consolidated Balance Sheet as of March 31, 2017, the unaudited Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2017 and 2016, respectively, and the unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016, respectively, in the opinion of management, have been prepared on the same basis as the audited Consolidated Financial Statements and include all adjustments necessary for the fair statement of the results of the interim periods presented herein. All adjustments reflected in the unaudited condensed consolidated financial information are of a normal recurring nature unless indicated. The results for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.
Recently Adopted Accounting Pronouncements
In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this ASU affect all entities that issue share-based payment awards to their employees. The Company adopted this ASU in the first quarter of 2017. Amendments related to the recognition of excess tax benefits and deficiencies and the presentation of excess tax benefits on the statement of cash flows were applied prospectively and did not have a material impact on WESCO's financial position, results of operations or cash flows. The other amendments, which were adopted by the Company according to the respective transition requirements, had no impact on the Condensed Consolidated Financial Statements and Notes thereto.
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. The purpose of ASU 2016-16 is to simplify the income tax accounting of an intra-entity transfer of an asset other than inventory and to record its effect when the transfer occurs. The Company early adopted this ASU on a modified retrospective basis in the first quarter of 2017. The adoption of this ASU did not have a material impact on WESCO's financial position and it had no impact on its results of operations or cash flows.
Recently Issued Accounting Pronouncements
In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of Effective Date. The Company previously reported that in May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides a framework for addressing revenue recognition issues and replaces almost all existing revenue recognition guidance in current U.S. generally accepted accounting principles. The core principle of ASU 2014-09 is for companies to recognize revenue for the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 will also result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively, and improve guidance

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

for multiple-element arrangements. The amendments in ASU 2015-14 defer the effective date of the new revenue recognition guidance to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. During 2016, the FASB issued four ASUs that address implementation issues and correct or improve certain aspects of the new revenue recognition guidance, including ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Identifying Performance Obligations and Licensing, ASU 2016-12, Narrow-Scope Improvements and Practical Expedients and ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. These ASUs do not change the core principles in the revenue recognition standard outlined above. The Company has developed a multiphase plan and established a cross functional team to implement the new standard. Management is currently in the process of completing the diagnostic phase, which involves identifying arrangements with customers, reviewing contracts, and comparing current accounting policies to the requirements of the new standard. Management is also assessing transition method alternatives. The Company has neither selected a transition method, nor determined the impact that the adoption of this pronouncement may have on its consolidated financial statements and notes thereto.
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
In March 2017, the FASB issued ASU 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. Presently, net benefit cost is reported as an employee cost within operating income (or capitalized into assets when appropriate). This amendment requires the bifurcation of net benefit cost. The service component will be presented with other employee compensation costs in operating income (or capitalized in assets). The other components will be reported separately outside of operations, and will not be eligible for capitalization. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. Management has not yet evaluated the impact of this accounting standard on WESCO's consolidated financial statements and notes thereto.
Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to WESCO’s financial position, results of operations or cash flows.
Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities, and outstanding indebtedness. The reported carrying amounts of WESCO’s financial instruments

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

approximate their fair values. The Company uses a market approach to fair value all of its debt instruments, utilizing quoted prices in active markets, interest rates and other relevant information generated by market transactions involving similar instruments. Therefore, all of the Company's debt instruments are classified as Level 2 within the valuation hierarchy.
3. ACQUISITIONS
On March 14, 2016, WESCO Distribution, Inc. ("WESCO Distribution") completed the acquisition of Atlanta Electrical Distributors, LLC ("AED"), an Atlanta-based electrical distributor focused on the construction and MRO markets from five locations in Georgia with approximately $85 million in annual sales. WESCO Distribution funded the purchase price paid at closing with borrowings under its revolving credit facility. The purchase price was allocated to the respective assets and liabilities based upon their estimated fair values as of the acquisition date. In addition to the cash paid at closing, the purchase price included a contingent payment that may be earned upon the achievement of certain financial performance targets over three consecutive one year periods. The fair value of the contingent consideration was determined using a probability-weighted outcome analysis and Level 3 inputs such as internal forecasts. This amount was accrued at the maximum potential payout under the terms of the purchase agreement. The fair value of intangibles was estimated by management and the allocation resulted in intangible assets of $21.8 million and goodwill of $30.0 million. The intangible assets include customer relationships of $15.8 million amortized over 13 and 14 years, a trademark of $6.0 million amortized over 13 years, and non-compete agreements of less than $0.1 million amortized over 5 years. No residual value was estimated for the intangible assets being amortized. The majority of goodwill is deductible for tax purposes.
4. GOODWILL
The following table sets forth the changes in the carrying value of goodwill:

	Three Months Ended
	March 31, 2017	March 31, 2016
	(In thousands)
Beginning balance January 1	$1,720,714	$1,681,662
Foreign currency exchange rate changes	4,833	39,918
Adjustments to goodwill for acquisitions(1)	—	41,113
Ending balance March 31	$1,725,547	$1,762,693

(1)
For the three months ended March 31, 2016, adjustments primarily relate to goodwill resulting from the preliminary allocation of the AED purchase price to the respective assets acquired and liabilities assumed.

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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

During the three months ended March 31, 2017 and 2016, WESCO granted the following stock-settled stock appreciation rights, restricted stock units and performance-based awards at the following weighted-average fair values:

	Three Months Ended
	March 31, 2017	March 31, 2016
Stock-settled stock appreciation rights granted	443,731	703,510
Weighted-average fair value	$20.65	$12.88

Restricted stock units granted	98,680	143,168
Weighted-average fair value	$71.65	$42.44

Performance-based awards granted	39,978	91,768
Weighted-average fair value	$76.63	$47.00
The fair value of stock-settled stock appreciation rights was estimated using the following weighted-average assumptions:

	Three Months Ended
	March 31, 2017	March 31, 2016
Risk free interest rate	1.9%	1.2%
Expected life (in years)	5	5
Expected volatility	29%	32%
The risk-free interest rate is based on the U.S. Treasury Daily Yield Curve rates as of the grant date. The expected life is based on historical exercise experience and the expected volatility is based on the volatility of the Company's daily stock prices over a five-year period preceding the grant date.
The following table sets forth a summary of stock-settled stock appreciation rights and related information for the three months ended March 31, 2017:

	Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2016	2,439,487	$52.62
Granted	443,731	71.65
Exercised	(448,171)	42.19
Forfeited	(23,378)	48.69
Outstanding at March 31, 2017	2,411,669	58.10	6.7	$32,429
Exercisable at March 31, 2017	1,466,997	$57.57	5.1	$21,453

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The following table sets forth a summary of time-based restricted stock units and related information for the three months ended March 31, 2017:

	Awards	Weighted- Average Fair Value
Unvested at December 31, 2016	257,096	$57.47
Granted	98,680	71.65
Vested	(43,169)	85.17
Forfeited	(4,747)	51.12
Unvested at March 31, 2017	307,860	$58.23
Performance shares are awards for which the vesting will occur based on market or performance conditions. The following table sets forth a summary of performance-based awards for the three months ended March 31, 2017:

	Awards	Weighted- Average Fair Value
Unvested at December 31, 2016	149,320	$60.36
Granted	39,978	76.63
Vested	—	—
Forfeited	(35,122)	80.48
Unvested at March 31, 2017	154,176	$59.99
The fair value of the performance shares granted during the three months ended March 31, 2017 and 2016 was estimated using the following weighted-average assumptions:

	Three Months Ended
	March 31, 2017	March 31, 2016
Grant date share price	$71.65	$42.44
WESCO expected volatility	29%	26%
Peer group median volatility	24%	24%
Risk-free interest rate	1.5%	0.9%
Correlation of peer company returns	114%	122%
The unvested performance-based awards in the table above include 77,088 shares in which vesting of the ultimate number of shares is dependent upon WESCO's total stockholder return in relation to the total stockholder return of a select group of peer companies over a three-year period. These awards are accounted for as awards with market conditions; compensation cost is recognized over the service period, regardless of whether the market conditions are achieved and the awards ultimately vest.
Vesting of the remaining 77,088 shares of performance-based awards in the table above is dependent upon the three-year average growth rate of WESCO's net income. These awards are accounted for as awards with performance conditions; compensation cost is recognized over the performance period based upon WESCO's determination of whether it is probable that the performance targets will be achieved.
WESCO recognized $3.6 million of non-cash stock-based compensation expense, which is included in selling, general and administrative expenses, for the three months ended March 31, 2017 and 2016. As of March 31, 2017, there was $30.9 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements for all awards previously made, of which approximately $11.9 million is expected to be recognized over the remainder of 2017, $11.6 million in 2018, $6.7 million in 2019 and $0.7 million in 2020.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

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
The following table sets forth the details of basic and diluted earnings per share:

	Three Months Ended
	March 31,
(In thousands, except per share data)	2017	2016
Net income attributable to WESCO International, Inc.	$37,729	$36,053
Weighted-average common shares outstanding used in computing basic earnings per share	48,707	42,210
Common shares issuable upon exercise of dilutive equity awards	694	414
Common shares issuable from contingently convertible debentures (see below for basis of calculation)	—	4,189
Weighted-average common shares outstanding and common share equivalents used in computing diluted earnings per share	49,401	46,813
Earnings per share attributable to WESCO International, Inc.
Basic	$0.77	$0.85
Diluted	$0.76	$0.77
For the three months ended March 31, 2017 and 2016, the computation of diluted earnings per share attributable to WESCO International, Inc. excluded stock-based awards of approximately 1.3 million and 2.3 million, respectively. These amounts were excluded because their effect would have been antidilutive.
Because of WESCO’s previous obligation to settle the par value of the 6.0% Convertible Senior Debentures due 2029 (the "2029 Debentures") in cash upon conversion, WESCO was required to include shares underlying the 2029 Debentures in its diluted weighted-average shares outstanding when the average stock price per share for the period exceeded the conversion price of the debentures. Only the number of shares that would have been issuable under the treasury stock method of accounting for share dilution were included, which was based upon the amount by which the average stock price exceeded the conversion price. The conversion price of the 2029 Debentures was $28.87 and the maximum amount of share dilution was limited to 11,951,932 shares. Since the 2029 Debentures were redeemed on September 15, 2016, there was no dilution from contingently convertible debentures for the three months ended March 31, 2017. For the three months ended March 31, 2016, the effect of the 2029 Debentures on diluted earnings per share attributable to WESCO International, Inc. was a decrease of $0.08.
7. EMPLOYEE BENEFIT PLANS
A majority of WESCO’s employees are covered by defined contribution retirement savings plans for their services rendered subsequent to WESCO’s formation. WESCO also offers a deferred compensation plan for select individuals. For U.S. participants, WESCO matches contributions made by employees at an amount equal to 50% of participants' total monthly contributions up to a maximum of 6% of eligible compensation. For Canadian participants, WESCO makes contributions in amounts ranging from 3% to 5% of the participants' eligible compensation based on years of continuous service. In addition, for U.S. participants, employer contributions may be made at the discretion of the Board of Directors. For the three months ended March 31, 2017 and 2016, WESCO incurred charges of $5.5 million and $8.3 million, respectively, for all such plans. Contributions are made in cash to employee retirement savings plan accounts. The deferred compensation plan is an unfunded plan. As of March 31, 2017 and December 31, 2016, the Company's obligation under the deferred compensation plan was $22.4 million and $21.7 million, respectively. Employees have the option to transfer balances allocated to their accounts in the defined contribution retirement savings plan and the deferred compensation plan into any of the available investment options.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

In connection with the December 14, 2012 acquisition of EECOL, the Company assumed a contributory defined benefit plan covering substantially all Canadian employees of EECOL and a Supplemental Executive Retirement Plan for certain executives of EECOL.
The following table reflects the components of net periodic benefit costs for the Company's defined benefit plans:

	Three Months Ended
	March 31,
(In thousands of dollars)	2017	2016
Service cost	$1,068	$923
Interest cost	962	926
Expected return on plan assets	(1,368)	(1,279)
Recognized actuarial gain	(49)	(10)
Net periodic benefit cost	$613	$560
During the three months ended March 31, 2017, there were no employer contributions to the defined benefit plans.
8. COMMITMENTS AND CONTINGENCIES
WESCO is subject to the laws and regulations of states and other jurisdictions concerning the identification, reporting and escheatment (the transfer of property to the state) of unclaimed or abandoned funds, and is subject to audit and examination for compliance with these requirements. WESCO Distribution is undergoing a compliance audit in the State of Delaware concerning the identification, reporting and escheatment of unclaimed or abandoned property. A third party auditor is conducting the audit on behalf of the State, and the Company has been working with an outside consultant during the audit process and in discussions with the auditors. The Company is defending the audit, the outcome of which cannot be predicted with certainty at this time. The third party auditor has issued preliminary findings for review by the Company, and thereafter the auditor is expected to issue a final report of examination. If the Company and State do not reach resolution after further discussion, the State may issue a demand for payment, which the Company may either agree to pay or appeal, in full or in part. The Company has recorded a liability for unclaimed property based on the facts currently known to the Company.
In October 2014, WESCO was notified that the New York County District Attorney’s Office is conducting a criminal investigation involving minority and disadvantaged business contracting practices in the construction industry in New York City and that various contractors, minority and disadvantaged business firms, and their material suppliers, including the Company, are a part of this investigation. The Company intends to cooperate with the government investigation. The Company cannot predict the outcome or impact of the matter at this time, but could be subject to fines, penalties or other adverse consequences. Based on the facts currently known to the Company, it cannot reasonably estimate a range of potential exposure at this time.
9. INCOME TAXES
The effective tax rate for the three months ended March 31, 2017 and 2016 was 25.0% and 31.9%, respectively. WESCO’s effective tax rate is lower than the federal statutory rate of 35% due to benefits resulting from the tax effect of intercompany financing and lower rates on foreign earnings, which are partially offset by nondeductible expenses and state taxes. In the current quarter, the application of Accounting Standards Update No. 2016-09 resulted in a discrete benefit from the exercise and vesting of stock-based awards, which lowered the effective tax rate by 3.1 percentage points. In the first quarter of 2016, the settlement of an outstanding tax matter increased the effective tax rate by 3.4 percentage points.
The total amount of unrecognized tax benefits was reduced by $0.7 million during the three months ended March 31, 2017 to $5.5 million due to the expiration of statutes of limitation. At March 31, 2017, the amount of unrecognized tax benefits that would affect the effective tax rate if recognized in the consolidated financial statements was $6.8 million. Within the next twelve months, it is reasonably possible that the amount of unrecognized tax benefits will decrease by approximately $0.2 million due to the expiration of statutes of limitation. Such change could impact the effective tax rate by the same amount.

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

	Condensed Consolidating Balance Sheet
	March 31, 2017

(In thousands of dollars)	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Cash and cash equivalents	$—	$47,034	$55,966	$—	$103,000
Trade accounts receivable, net	—	—	1,060,574	—	1,060,574
Inventories	—	378,004	472,114	—	850,118
Prepaid expenses and other current assets	13,646	16,747	206,022	(46,747)	189,668
Total current assets	13,646	441,785	1,794,676	(46,747)	2,203,360
Intercompany receivables, net	—	—	2,074,583	(2,074,583)	—
Property, buildings and equipment, net	—	51,250	105,338	—	156,588
Intangible assets, net	—	3,255	382,049	—	385,304
Goodwill	—	244,648	1,480,899	—	1,725,547
Investments in affiliates	3,634,476	4,064,912	—	(7,699,388)	—
Other assets	—	18,615	21,835	—	40,450
Total assets	$3,648,122	$4,824,465	$5,859,380	$(9,820,718)	$4,511,249

Accounts payable	$—	$396,633	$315,752	$—	$712,385
Short-term debt	—	—	28,037	—	28,037
Other current liabilities	—	50,519	175,875	(46,747)	179,647
Total current liabilities	—	447,152	519,664	(46,747)	920,069
Intercompany payables, net	1,574,705	499,878	—	(2,074,583)	—
Long-term debt, net	—	965,067	344,733	—	1,309,800
Other noncurrent liabilities	12,737	45,986	165,174	—	223,897
Total WESCO International, Inc. stockholders' equity	2,060,680	2,866,382	4,833,006	(7,699,388)	2,060,680
Noncontrolling interests	—	—	(3,197)	—	(3,197)
Total liabilities and stockholders’ equity	$3,648,122	$4,824,465	$5,859,380	$(9,820,718)	$4,511,249

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

	Condensed Consolidating Balance Sheet
	December 31, 2016

(In thousands of dollars)	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Cash and cash equivalents	$—	$41,552	$68,579	$—	$110,131
Trade accounts receivable, net	—	—	1,034,402	—	1,034,402
Inventories	—	364,562	456,879	—	821,441
Prepaid expenses and other current assets	13,647	24,214	225,412	(56,790)	206,483
Total current assets	13,647	430,328	1,785,272	(56,790)	2,172,457
Intercompany receivables, net	—	—	2,056,783	(2,056,783)	—
Property, buildings and equipment, net	—	51,824	105,783	—	157,607
Intangible assets, net	—	3,417	389,945	—	393,362
Goodwill	—	244,648	1,476,066	—	1,720,714
Investments in affiliates	3,584,857	4,018,661	—	(7,603,518)	—
Other assets	—	23,846	22,998	—	46,844
Total assets	$3,598,504	$4,772,724	$5,836,847	$(9,717,091)	$4,490,984

Accounts payable	$—	$381,795	$302,926	$—	$684,721
Short-term debt	—	—	20,920	—	20,920
Other current liabilities	—	53,458	194,488	(56,790)	191,156
Total current liabilities	—	435,253	518,334	(56,790)	896,797
Intercompany payables, net	1,572,486	484,297	—	(2,056,783)	—
Long-term debt, net	—	983,449	379,686	—	1,363,135
Other noncurrent liabilities	12,737	46,476	161,827	—	221,040
Total WESCO International, Inc. stockholders' equity	2,013,281	2,823,249	4,780,269	(7,603,518)	2,013,281
Noncontrolling interests	—	—	(3,269)	—	(3,269)
Total liabilities and stockholders’ equity	$3,598,504	$4,772,724	$5,836,847	$(9,717,091)	$4,490,984

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

	Condensed Consolidating Statement of Income and Comprehensive Income
	Three Months Ended
	March 31, 2017

(In thousands of dollars)	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net sales	$—	$778,611	$1,019,654	$(25,674)	$1,772,591
Cost of goods sold (excluding depreciation and
amortization)	—	621,748	826,499	(25,674)	1,422,573
Selling, general and administrative expenses	—	135,257	131,707	—	266,964
Depreciation and amortization	—	4,753	11,212	—	15,965
Results of affiliates’ operations	37,800	34,428	—	(72,228)	—
Interest expense (income), net	—	21,008	(4,287)	—	16,721
Income tax (benefit) expense	—	(1,037)	13,605	—	12,568
Net income	37,800	31,310	40,918	(72,228)	37,800
Net income attributable to noncontrolling interests	—	—	71	—	71
Net income attributable to WESCO International, Inc.	$37,800	$31,310	$40,847	$(72,228)	$37,729
Other comprehensive income:
Foreign currency translation adjustments	11,568	11,568	11,568	(23,136)	11,568
Post retirement benefit plan adjustment	252	252	252	(504)	252
Comprehensive income attributable to WESCO International, Inc.	$49,620	$43,130	$52,667	$(95,868)	$49,549

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

	Condensed Consolidating Statement of Income and Comprehensive Income
	Three Months Ended
	March 31, 2016

(In thousands of dollars)	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net sales	$—	$800,490	$1,000,045	$(24,574)	$1,775,961
Cost of goods sold (excluding depreciation and
amortization)	—	639,673	805,694	(24,574)	1,420,793
Selling, general and administrative expenses	(378)	80,208	189,456	—	269,286
Depreciation and amortization	—	5,106	11,268	—	16,374
Results of affiliates’ operations	38,459	(8,684)	—	(29,775)	—
Interest expense (income), net	6,318	18,859	(6,348)	—	18,829
Provision for income taxes	(2,015)	18,046	114	—	16,145
Net income (loss)	34,534	29,914	(139)	(29,775)	34,534
Net loss attributable to noncontrolling interests	—	—	(1,519)	—	(1,519)
Net income attributable to WESCO International, Inc.	$34,534	$29,914	$1,380	$(29,775)	$36,053
Other comprehensive income (loss):
Foreign currency translation adjustments	82,270	82,270	82,270	(164,540)	82,270
Post retirement benefit plan adjustment	(16)	(16)	(16)	32	(16)
Comprehensive income attributable to WESCO International, Inc.	$116,788	$112,168	$83,634	$(194,283)	$118,307

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

	Condensed Consolidating Statement of Cash Flows
	Three Months Ended
	March 31, 2017

(In thousands of dollars)	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net cash provided by operating activities	$4,316	$24,580	$18,744	$—	$47,640
Investing activities:
Capital expenditures	—	(1,487)	(3,003)	—	(4,490)
Dividends received from subsidiaries	—	16,979	—	(16,979)	—
Other	—	(14,834)	4,398	10,469	33
Net cash provided by (used in) investing activities	—	658	1,395	(6,510)	(4,457)
Financing activities:
Borrowings	2,220	167,299	164,118	(14,834)	318,803
Repayments	—	(190,665)	(180,265)	4,365	(366,565)
Repurchases of common stock	(6,536)	—	—	—	(6,536)
Increase in bank overdrafts	—	4,062	—	—	4,062
Dividends paid by subsidiaries	—	—	(16,979)	16,979	—
Other	—	(452)	—	—	(452)
Net cash used in financing activities	(4,316)	(19,756)	(33,126)	6,510	(50,688)
Effect of exchange rate changes on cash and cash equivalents	—	—	374	—	374
Net change in cash and cash equivalents	—	5,482	(12,613)	—	(7,131)
Cash and cash equivalents at the beginning of period	—	41,552	68,579	—	110,131
Cash and cash equivalents at the end of period	$—	$47,034	$55,966	$—	$103,000

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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with the information in the unaudited condensed consolidated financial statements and notes thereto included herein and WESCO International, Inc.’s Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in its 2016 Annual Report on Form 10-K. The matters discussed herein may contain forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from expectations. Certain of these risks are set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as well as the Company’s other reports filed with the Securities and Exchange Commission.
Company Overview
WESCO International, Inc. (“WESCO International”), incorporated in 1993 and effectively formed in February 1994 upon acquiring a distribution business from Westinghouse Electric Corporation, is a leading North American-based distributor of products and provider of advanced supply chain management and logistics services used primarily in industrial, construction, utility, and commercial, institutional and government (“CIG”) markets. We are a leading provider of electrical, industrial, and communications maintenance, repair and operating (MRO) and original equipment manufacturer (OEM) products, construction materials, and advanced supply chain management and logistics services. Our primary product categories include general supplies, wire, cable and conduit, communications and security, electrical distribution and controls, lighting and sustainability, and automation, controls and motors.
We serve approximately 75,000 active customers globally through approximately 500 full service branches located primarily in North America, with operations in 14 additional countries and nine distribution centers located in the United States and Canada. The Company employs approximately 9,000 employees worldwide. We distribute over 1,000,000 products, grouped into six categories, from more than 25,000 suppliers utilizing a highly automated, proprietary electronic procurement and inventory replenishment system.
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
Our financial results for the first three months of 2017 reflect improving momentum in certain end markets and geographies, as well as effective execution of cost management initiatives, despite a challenging pricing environment. Net sales decreased $3.4 million, or 0.2%, over the same period last year. Cost of goods sold as a percentage of net sales was 80.3% and 80.0% for the first three months of 2017 and 2016, respectively. Selling, general and administrative ("SG&A") expenses as a percentage of net sales were 15.1% and 15.2% for the first three months of 2017 and 2016, respectively. Operating profit was $67.1 million for the current three month period, compared to $69.5 million for the first three months of 2016. Operating profit decreased due to lower margins, partially offset by lower SG&A expenses. Net income attributable to WESCO International, Inc. for the three months ended March 31, 2017 and 2016 was $37.7 million and $36.0 million, respectively.
Cash Flow
We generated $47.6 million in operating cash flow for the first three months of 2017. Investing activities consisted of capital expenditures of $4.5 million. Financing activities were comprised of borrowings and repayments of $183.7 million and $187.7 million, respectively, related to our revolving credit facility (the "Revolving Credit Facility"), borrowings and repayments of $105.0 million and $140.0 million, respectively, related to our accounts receivable securitization facility (the “Receivables Facility”) and repayments of $15.0 million applied to our term loan facility (the "Term Loan Facility"). Financing activities for the first three months of 2017 also included borrowings and repayments on our various international lines of credit of approximately $30.1 million and $23.9 million, respectively. Free cash flow for the first three months of 2017 and 2016 was $43.1 million and $75.0 million, respectively.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

The following table sets forth the components of free cash flow:

	Three Months Ended
Free Cash Flow:	March 31, 2017	March 31, 2016

Cash flow provided by operations	$47.6	$78.6
Less: Capital expenditures	(4.5)	(3.6)
Free cash flow	$43.1	$75.0
Note: Free cash flow is a non-GAAP financial measure provided by the Company as an additional liquidity measure. Capital expenditures are deducted from operating cash flow to determine free cash flow. Free cash flow is available to fund other investing and financing activities.
Financing Availability
As of March 31, 2017, we had $518.4 million in total available borrowing capacity under our Revolving Credit Facility, which matures in September 2020, and $153.8 million in available borrowing capacity under our Receivables Facility, which matures in September 2018.
Critical Accounting Policies and Estimates
During the three months ended March 31, 2017, the Company adopted ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. See Note 2 of our Notes to the Condensed Consolidated Financial Statements for information regarding our critical accounting policies.
Results of Operations
First Quarter of 2017 versus First Quarter of 2016
The following table sets forth the percentage relationship to net sales of certain items in our Condensed Consolidated Statements of Income and Comprehensive Income for the periods presented:

	Three Months Ended
	March 31,
	2017	2016
Net sales	100.0%	100.0%
Cost of goods sold (excluding depreciation and amortization)	80.3	80.0
Selling, general and administrative expenses	15.1	15.2
Depreciation and amortization	0.9	0.9
Income from operations	3.8	3.9
Interest expense, net	0.9	1.0
Income before income taxes	2.8	2.9
Provision for income taxes	0.7	0.9
Net income attributable to WESCO International, Inc.	2.1%	2.0%
Net sales were $1.77 billion for the first quarter of 2017, compared to $1.78 billion for the first quarter of 2016, a decrease of 0.2%. Acquisitions and foreign exchange rates had positive impacts on net sales of 0.9% and 0.6%, respectively, resulting in a 1.7% decrease in organic sales for the first quarter of 2017.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

The following table sets forth organic sales growth for the period presented:

Three Months Ended
Organic Sales Growth:	March 31, 2017
Change in net sales	(0.2)%
Impact from acquisitions	0.9%
Impact from foreign exchange rates	0.6%
Impact from number of workdays	—%
Organic sales growth	(1.7)%
Note: Organic sales growth is a non-GAAP financial measure provided by the Company to illustrate its sales trends. Organic sales growth is calculated by deducting the percentage impact from acquisitions in the first year of ownership, foreign exchange rates and number of workdays from the overall percentage change in consolidated net sales.
Cost of goods sold for the first quarter of 2017 and 2016 was $1.42 billion, and as a percentage of net sales was 80.3% and 80.0%, respectively.
SG&A expenses in the first quarter of 2017 totaled $266.9 million versus $269.3 million in last year's comparable quarter. As a percentage of net sales, SG&A expenses were 15.1% and 15.2%, respectively. SG&A expenses were down due to savings from prior year headcount reductions and branch closures and consolidations, which more than offset additional expenses related to the acquisition of Atlanta Electrical Distributors, LLC ("AED").
SG&A payroll expenses for the first quarter of 2017 of $186.9 million increased by $0.9 million compared to the same quarter in 2016 primarily due to the acquisition of AED.
Depreciation and amortization for the first quarter of 2017 and 2016 was $16.0 million and $16.4 million, respectively.
Interest expense totaled $16.7 million for the first quarter of 2017 compared to $18.8 million in last year's comparable quarter. The decrease of 11.2% was due to the reduction of debt. Non-cash interest expense for the first quarter of 2017 and 2016, which includes amortization of debt discounts and deferred financing fees, and interest related to uncertain tax positions, was $1.1 million and $2.1 million, respectively.
Income tax expense totaled $12.6 million for the first quarter of 2017 compared to $16.1 million in last year's comparable quarter and the effective tax rate was 25.0% and 31.9%, respectively. In the current quarter, the application of Accounting Standards Update No. 2016-09 resulted in a discrete benefit from the exercise and vesting of stock-based awards, which lowered the effective tax rate by 3.1 percentage points. In the first quarter of 2016, the settlement of an outstanding tax matter increased the effective tax rate by 3.4 percentage points. Our effective tax rate is generally impacted by the relative amounts of income earned in the United States and foreign jurisdictions, primarily Canada, and the tax rates in these jurisdictions.
Net income for the first quarter of 2017 was $37.8 million, compared to net income of $34.5 million for the first quarter of 2016.
Net income of $0.1 million was attributable to noncontrolling interests for the first quarter of 2017, as compared to a net loss of $1.5 million for the first quarter of 2016. The change in net income (loss) attributable to noncontrolling interests was primarily due to the effect of foreign currency.
Net income and diluted earnings per share attributable to WESCO International, Inc. were $37.7 million and $0.76 per share, respectively, for the first quarter of 2017, compared with net income and diluted earnings per share of $36.0 million and $0.77 per share, respectively, for the first quarter of 2016.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Liquidity and Capital Resources
Total assets were $4.51 billion at March 31, 2017 and $4.49 billion at December 31, 2016. Total liabilities were $2.45 billion at March 31, 2017 and $2.48 billion at December 31, 2016. Stockholders’ equity increased $47.5 million to $2.06 billion at March 31, 2017, primarily due to net income of $37.7 million and foreign currency translation adjustments of $11.6 million.
Our liquidity needs generally arise from fluctuations in our working capital requirements, capital expenditures, acquisitions and debt service obligations. As of March 31, 2017, we had $518.4 million in available borrowing capacity under our Revolving Credit Facility and $153.8 million in available borrowing capacity under our Receivables Facility, which combined with available cash of $55.0 million, provided liquidity of $727.2 million. Cash included in our determination of liquidity represents cash in deposit and interest bearing investment accounts. We believe cash provided by operations and financing activities will be adequate to cover our current operational and business needs. In addition, the Company regularly reviews its mix of fixed versus variable rate debt, and the Company may, from time to time, issue or retire borrowings and/or refinance existing debt in an effort to mitigate the impact of interest rate fluctuations and to maintain a cost-effective capital structure consistent with its anticipated capital requirements. At March 31, 2017, approximately 63% of the Company's debt portfolio was comprised of fixed rate debt.
We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions. We also communicate on a regular basis with our lenders regarding our financial and working capital performance, liquidity position and financial leverage. Our financial leverage ratio was 3.4 and 3.5 as of March 31, 2017 and December 31, 2016, respectively. In addition, we are in compliance with all covenants and restrictions contained in our debt agreements as of March 31, 2017.
The following table sets forth the Company's financial leverage ratio as of March 31, 2017 and December 31, 2016:

	Twelve months ended
Financial Leverage:	March 31, 2017	December 31, 2016
	(In millions of dollars, except ratio)
Income from operations	$329.6	$332.0
Depreciation and amortization	66.4	66.9
EBITDA	$396.0	$398.9

	March 31, 2017	December 31, 2016
Current debt and short-term borrowings	$29.3	$22.1
Long-term debt	1,309.8	1,363.1
Debt discount and deferred financing fees(1)	16.3	17.3
Total debt	$1,355.4	$1,402.5

Financial leverage ratio based on total debt	3.4	3.5

(1)	Long-term debt is presented in the condensed consolidated balance sheets net of deferred financing fees and debt discount.
Note: Financial leverage is a non-GAAP financial measure provided by the Company to illustrate its capital structure position. Financial leverage ratio is calculated by dividing total debt, including debt discount and deferred financing fees, by EBITDA. EBITDA is defined as the trailing twelve months earnings before interest, taxes, depreciation and amortization.
At March 31, 2017, we had cash and cash equivalents totaling $103.0 million, of which $70.6 million was held by foreign subsidiaries. The cash held by some of our foreign subsidiaries could be subject to additional U.S. income taxes if repatriated. We believe that we are able to maintain a sufficient level of liquidity for our domestic operations and commitments without repatriation of the cash held by these foreign subsidiaries.
We did not note any triggering events or substantive changes during the first three months of 2017 that would require an interim evaluation of impairment of goodwill or indefinite-lived intangible assets. We will perform our annual impairment testing of goodwill and indefinite-lived intangible assets during the fourth quarter. To test for impairment, we estimate the fair value of our reporting units, which requires judgment and involves the use of significant estimates and assumptions. The determination of fair value could be negatively affected by the current economic environment and conditions in the markets in which we operate and those where our customers are based.

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
Cash Flow
Operating Activities. Net cash provided by operating activities for the first three months of 2017 totaled $47.6 million, compared with $78.6 million of cash generated for the first three months of 2016. Net cash provided by operating activities included net income of $37.8 million and adjustments to net income totaling $22.9 million. Other sources of cash in 2017 included: an increase in accounts payable of $26.1 million; a decrease in other accounts receivable of $18.3 million due primarily to the collection of supplier volume rebates earned in 2016; a decrease in prepaid expenses and other assets of $6.9 million; and, an increase in other current and noncurrent liabilities of $5.9 million. Primary uses of cash in 2017 included: an increase in inventories of $26.4 million; an increase in trade accounts receivable of $22.1 million; and, a decrease in accrued payroll and benefit costs of $21.8 million resulting primarily from the payment of management incentive compensation earned in 2016.
Net cash provided by operating activities for the first three months of 2016 totaled $78.6 million, which included net income of $34.5 million and adjustments to net income totaling $27.6 million. Other sources of cash in 2016 included: a decrease in other accounts receivable of $24.9 million due mostly to the collection of supplier volume rebates earned in 2015; an increase in other current and noncurrent liabilities of $14.4 million; a decrease in trade receivables of $10.6 million resulting from a decrease in sales; and, an increase in accounts payable of $3.2 million. Primary uses of cash in 2016 included: $17.5 million for an increase in inventories; $14.5 million for a decrease in accrued payroll and benefit costs resulting primarily from the payment of management incentive compensation earned in 2015; and, $4.6 million for an increase in prepaid expenses and other assets.
Investing Activities. Net cash used in investing activities for the first three months of 2017 was $4.5 million, compared with $62.1 million of net cash used during the first three months of 2016. Capital expenditures were $4.5 million for three month period ended March 31, 2017, compared to $3.6 million for the three month period ended March 31, 2016. The first three months of 2016 also included net acquisition payments of $50.3 million and other payments of $8.1 million.
Financing Activities. Net cash used in financing activities for the first three months of 2017 was $50.7 million, compared to $34.8 million used in the first three months of 2016. During the first three months of 2017, financing activities consisted of borrowings and repayments of $183.7 million and $187.7 million, respectively, related to our Revolving Credit Facility, borrowings and repayments of $105.0 million and $140.0 million, respectively, related to our Receivables Facility and repayments of $15.0 million applied to our Term Loan Facility. Financing activities for the first three months of 2017 also included borrowings and repayments on our various international lines of credit of approximately $30.1 million and $23.9 million, respectively.
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
Contractual Cash Obligations and Other Commercial Commitments
There were no material changes in our contractual obligations and other commercial commitments that would require an update to the disclosure provided in our 2016 Annual Report on Form 10-K. Management believes that cash generated from operations, together with amounts available under our Revolving Credit Facility and the Receivables Facility, will be sufficient to meet our working capital, capital expenditures and other cash requirements for the foreseeable future. However, there can be no assurances that this will continue to be the case.
Inflation
The rate of inflation, as measured by changes in the producer price index, affects different commodities, the cost of products purchased and ultimately the pricing of our different products and product classes to our customers. For the three months ended March 31, 2017, pricing related to inflation did not have a measurable impact on our sales. Historically, price changes from suppliers have been consistent with inflation and have not had a material impact on the results of operations.

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
Forward-Looking Statements
From time to time in this report and in other written reports and oral statements, references are made to expectations regarding our future performance. When used in this context, the words “anticipates,” “plans,” “believes,” “estimates,” “intends,” “expects,” “projects,” “will” and similar expressions may identify forward-looking statements, although not all forward-looking statements contain such words. Such statements including, but not limited to, our statements regarding business strategy, growth strategy, competitive strengths, productivity and profitability enhancement, competition, new product and service introductions and liquidity and capital resources are based on management’s beliefs, as well as on assumptions made by and information currently available to, management, and involve various risks and uncertainties, some of which are beyond our control. Our actual results could differ materially from those expressed in any forward-looking statement made by us or on our behalf. In light of these risks and uncertainties, there can be no assurance that the forward-looking information will in fact prove to be accurate. Certain of these risks are set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as well as the Company’s other reports filed with the Securities and Exchange Commission. We have undertaken no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Item 3.    Quantitative and Qualitative Disclosures about Market Risks.
There have not been any material changes to our exposures to market risk during the quarter ended March 31, 2017 that would require an update to the relevant disclosures provided in our 2016 Annual Report on Form 10-K.
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
During the first quarter of 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
There have been no material changes to the risk factors previously disclosed in Item 1A. to Part 1 of WESCO’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
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

WESCO International, Inc.
(Registrant)

May 5, 2017	By:	/s/ David S. Schulz
(Date)		David S. Schulz
Senior Vice President and Chief Financial Officer