Form 10-Q
period 2017-06-30
WESCO INTERNATIONAL INC
filed 2017-08-04
CIK 929008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 3, 2017, 47,973,171 shares of common stock, $0.01 par value, of the registrant were outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
The interim financial information required by this item is set forth in the Condensed Consolidated Financial Statements and Notes thereto in this Quarterly Report on Form 10-Q, as follows:

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except share data)
(unaudited)

	As of
	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$87,799	$110,131
Trade accounts receivable, net of allowance for doubtful accounts of $23,061 and $22,007 in 2017 and 2016, respectively	1,144,978	1,034,402
Other accounts receivable	69,321	85,019
Inventories	866,301	821,441
Prepaid expenses and other current assets	137,146	121,464
Total current assets	2,305,545	2,172,457
Property, buildings and equipment, net of accumulated depreciation of $268,723 and $259,126 in 2017 and 2016, respectively	155,203	157,607
Intangible assets, net of accumulated amortization of $200,755 and $178,813 in 2017 and 2016, respectively	380,426	393,362
Goodwill	1,741,540	1,720,714
Other assets	40,957	46,844
Total assets	$4,623,671	$4,490,984
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$768,997	$684,721
Accrued payroll and benefit costs	37,830	49,250
Short-term debt	23,972	20,920
Current portion of long-term debt	1,221	1,218
Bank overdrafts	29,535	29,384
Other current liabilities	102,851	111,304
Total current liabilities	964,406	896,797
Long-term debt, net of debt discount and debt issuance costs of $15,291 and $17,278 in 2017 and 2016, respectively	1,334,542	1,363,135
Deferred income taxes	165,689	158,009
Other noncurrent liabilities	63,928	63,031
Total liabilities	$2,528,565	$2,480,972
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $.01 par value; 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 210,000,000 shares authorized, 59,033,859 and 58,817,781 shares issued and 47,972,383 and 48,611,497 shares outstanding in 2017 and 2016, respectively	590	588
Class B nonvoting convertible common stock, $.01 par value; 20,000,000 shares authorized, 4,339,431 issued and no shares outstanding in 2017 and 2016, respectively	43	43
Additional capital	991,750	986,020
Retained earnings	2,044,719	1,956,532
Treasury stock, at cost; 15,400,907 and 14,545,715 shares in 2017 and 2016, respectively	(596,659)	(542,537)
Accumulated other comprehensive loss	(342,164)	(387,365)
Total WESCO International, Inc. stockholders' equity	2,098,279	2,013,281
Noncontrolling interests	(3,173)	(3,269)
Total stockholders’ equity	2,095,106	2,010,012
Total liabilities and stockholders’ equity	$4,623,671	$4,490,984

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands of dollars, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net sales	$1,909,624	$1,911,582	$3,682,215	$3,687,543
Cost of goods sold (excluding depreciation and
amortization)	1,543,510	1,532,113	2,966,083	2,952,906
Selling, general and administrative expenses	267,288	274,523	534,252	543,809
Depreciation and amortization	15,721	16,959	31,686	33,332
Income from operations	83,105	87,987	150,194	157,496
Interest expense, net	16,816	19,452	33,537	38,281
Income before income taxes	66,289	68,535	116,657	119,215
Provision for income taxes	16,754	18,683	29,323	34,828
Net income	49,535	49,852	87,334	84,387
Less: Net income (loss) attributable to noncontrolling interests	25	54	96	(1,465)
Net income attributable to WESCO International, Inc.	$49,510	$49,798	$87,238	$85,852
Other comprehensive income (loss):
Foreign currency translation adjustments	33,381	(1,765)	44,949	80,505
Post retirement benefit plan adjustment	—	—	252	(16)
Comprehensive income attributable to WESCO International, Inc.	$82,891	$48,033	$132,439	$166,341

Earnings per share attributable to WESCO International, Inc.
Basic	$1.03	$1.18	$1.80	$2.03
Diluted	$1.02	$1.02	$1.78	$1.79

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(unaudited)

	Six Months Ended
	June 30,
	2017	2016
Operating activities:
Net income	$87,334	$84,387
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,686	33,332
Deferred income taxes	6,404	13,425
Other operating activities, net	8,306	10,393
Changes in assets and liabilities:
Trade accounts receivable, net	(95,978)	(17,250)
Other accounts receivable	16,425	29,442
Inventories	(36,877)	(4,377)
Prepaid expenses and other assets	(6,360)	(12,775)
Accounts payable	76,836	(18,782)
Accrued payroll and benefit costs	(10,786)	(2,559)
Other current and noncurrent liabilities	(10,221)	23,374
Net cash provided by operating activities	66,769	138,610

Investing activities:
Acquisition payments, net of cash acquired	—	(50,946)
Capital expenditures	(9,795)	(7,086)
Other investing activities	3,467	(8,103)
Net cash used in investing activities	(6,328)	(66,135)

Financing activities:
Proceeds from issuance of short-term debt	69,257	63,745
Repayments of short-term debt	(68,517)	(62,937)
Proceeds from issuance of long-term debt	662,078	1,026,392
Repayments of long-term debt	(692,078)	(1,102,792)
Repurchases of common stock (Note 6)	(56,665)	(740)
Increase in bank overdrafts	155	6,474
Other financing activities, net	(768)	(6,322)
Net cash used in financing activities	(86,538)	(76,180)

Effect of exchange rate changes on cash and cash equivalents	3,765	3,716

Net change in cash and cash equivalents	(22,332)	11
Cash and cash equivalents at the beginning of period	110,131	160,279
Cash and cash equivalents at the end of period	$87,799	$160,290

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
The unaudited Condensed Consolidated Balance Sheet as of June 30, 2017, the unaudited Condensed Consolidated Statements of Income and Comprehensive Income for the six months ended June 30, 2017 and 2016, respectively, and the unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016, respectively, in the opinion of management, have been prepared on the same basis as the audited Consolidated Financial Statements and include all adjustments necessary for the fair statement of the results of the interim periods presented herein. All adjustments reflected in the unaudited condensed consolidated financial information are of a normal recurring nature unless indicated. The results for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.
Recently Adopted Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this ASU affect all entities that issue share-based payment awards to their employees. The Company adopted this ASU in the first quarter of 2017. The amendment related to the recognition of excess tax benefits and deficiencies was applied prospectively and, as disclosed in Note 9, lowered the Company's effective tax rate for the six months ended June 30, 2017. The amendment related to the presentation of excess tax benefits on the statement of cash flows was also applied prospectively, and did not have a material impact on WESCO's cash flows. The other amendments, which were adopted by the Company according to the respective transition requirements, had no impact on the consolidated financial statements and notes thereto.
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
Recently Issued Accounting Pronouncements
In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of Effective Date. The Company previously reported that in May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides a framework for addressing revenue recognition issues and replaces almost all existing revenue recognition guidance in current U.S. generally accepted accounting principles. The core principle of ASU 2014-09 is for companies to recognize revenue for the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 will also result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively, and improve guidance for multiple-element arrangements. The amendments in ASU 2015-14 defer the effective date of the new revenue recognition

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

guidance to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. During 2016, the FASB issued four ASUs that address implementation issues and correct or improve certain aspects of the new revenue recognition guidance, including ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Identifying Performance Obligations and Licensing, ASU 2016-12, Narrow-Scope Improvements and Practical Expedients and ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. These ASUs do not change the core principles in the revenue recognition standard outlined above. The Company has developed a multiphase plan and established a cross-functional team to evaluate and implement the new standard. Management is in the process of completing the diagnostic phase. In this phase, management is reviewing various customer contracts and comparing current accounting and disclosure policies to the requirements of the new standard. Management expects to adopt the new standard using the modified retrospective approach in the first quarter of 2018. The method of adoption is subject to change as management continues to evaluate the impact that this pronouncement may have on WESCO's consolidated financial statements and notes thereto.
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
In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The guidance is effective prospectively for all companies for annual periods beginning on or after December 15, 2017. Early adoption is permitted. Management has not yet evaluated the impact of this accounting standard on WESCO's consolidated financial statements and notes thereto.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to WESCO’s financial position, results of operations or cash flows.
Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities, and outstanding indebtedness. The reported carrying amounts of WESCO’s financial instruments approximate their fair values. The Company uses a market approach to fair value all of its debt instruments, utilizing quoted prices in active markets, interest rates and other relevant information generated by market transactions involving similar instruments. Therefore, all of the Company's debt instruments are classified as Level 2 within the valuation hierarchy.
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
4. GOODWILL
The following table sets forth the changes in the carrying value of goodwill:

	Six Months Ended
	June 30, 2017	June 30, 2016
	(In thousands)
Beginning balance January 1	$1,720,714	$1,681,662
Foreign currency exchange rate changes	20,826	40,062
Adjustments to goodwill for acquisitions (1)	—	18,432
Ending balance June 30	$1,741,540	$1,740,156

(1)
For the six months ended June 30, 2016, adjustments relate to goodwill resulting from the preliminary allocation of the AED purchase price to the respective assets acquired and liabilities assumed, partially offset by a correction to goodwill for deferred income taxes related to prior acquisitions.

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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

During the three and six months ended June 30, 2017 and 2016, WESCO granted the following stock-settled stock appreciation rights, restricted stock units and performance-based awards at the following weighted-average fair values:

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Stock-settled stock appreciation rights granted	—	4,744	443,731	708,254
Weighted-average fair value	$—	$17.22	$20.65	$12.90

Restricted stock units granted	—	137	98,680	143,305
Weighted-average fair value	$—	$54.67	$71.65	$42.45

Performance-based awards granted	—	—	39,978	91,768
Weighted-average fair value	$—	$—	$76.63	$47.00
The fair value of stock-settled stock appreciation rights was estimated using the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Risk free interest rate	—%	1.2%	1.9%	1.2%
Expected life (in years)	0	5	5	5
Expected volatility	—%	32%	29%	32%
The risk-free interest rate is based on the U.S. Treasury Daily Yield Curve rate as of the grant date. The expected life is based on historical exercise experience and the expected volatility is based on the volatility of the Company's daily stock prices over a five-year period preceding the grant date.
The following table sets forth a summary of stock-settled stock appreciation rights and related information for the six months ended June 30, 2017:

	Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2016	2,439,487	$52.62
Granted	443,731	71.65
Exercised	(468,600)	42.48
Forfeited	(87,445)	68.93
Outstanding at June 30, 2017	2,327,173	57.68	6.6	$17,651
Exercisable at June 30, 2017	1,398,502	$56.84	5.0	$11,783

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The following table sets forth a summary of time-based restricted stock units and related information for the six months ended June 30, 2017:

	Awards	Weighted- Average Fair Value
Unvested at December 31, 2016	257,096	$57.47
Granted	98,680	71.65
Vested	(43,169)	85.17
Forfeited	(12,449)	53.91
Unvested at June 30, 2017	300,158	$58.29
Performance shares are awards for which the vesting will occur based on market or performance conditions. The following table sets forth a summary of performance-based awards for the six months ended June 30, 2017:

	Awards	Weighted- Average Fair Value
Unvested at December 31, 2016	149,320	$60.36
Granted	39,978	76.63
Vested	—	—
Forfeited	(36,162)	79.64
Unvested at June 30, 2017	153,136	$60.05
The fair value of the performance shares granted during the six months ended June 30, 2017 and 2016 was estimated using the following weighted-average assumptions:

	Six Months Ended
	June 30, 2017	June 30, 2016
Grant date share price	$71.65	$42.44
WESCO expected volatility	29%	26%
Peer group median volatility	24%	24%
Risk-free interest rate	1.5%	0.9%
Correlation of peer company returns	114%	122%
The unvested performance-based awards in the table above include 76,568 shares in which vesting of the ultimate number of shares is dependent upon WESCO's total stockholder return in relation to the total stockholder return of a select group of peer companies over a three-year period. These awards are accounted for as awards with market conditions; compensation cost is recognized over the service period, regardless of whether the market conditions are achieved and the awards ultimately vest.
Vesting of the remaining 76,568 shares of performance-based awards in the table above is dependent upon the three-year average growth rate of WESCO's net income. These awards are accounted for as awards with performance conditions; compensation cost is recognized over the performance period based upon WESCO's determination of whether it is probable that the performance targets will be achieved.
WESCO recognized $4.1 million and $3.4 million of non-cash stock-based compensation expense, which is included in selling, general and administrative expenses, for the three months ended June 30, 2017 and 2016, respectively. WESCO recognized $7.8 million and $7.0 million of non-cash stock-based compensation expense, which is included in selling, general and administrative expenses, for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, there was $26.4 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements for all awards previously made, of which approximately $7.5 million is expected to be recognized over the remainder of 2017, $11.5 million in 2018, $6.7 million in 2019 and $0.7 million in 2020.

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
The following table sets forth the details of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2017	2016	2017	2016
Net income attributable to WESCO International, Inc.	$49,510	$49,798	$87,238	$85,852
Weighted-average common shares outstanding used in computing basic earnings per share	48,294	42,238	48,499	42,224
Common shares issuable upon exercise of dilutive equity awards	482	569	582	494
Common shares issuable from contingently convertible debentures (see below for basis of calculation)	—	5,820	—	5,120
Weighted-average common shares outstanding and common share equivalents used in computing diluted earnings per share	48,776	48,627	49,081	47,838
Earnings per share attributable to WESCO International, Inc.
Basic	$1.03	$1.18	$1.80	$2.03
Diluted	$1.02	$1.02	$1.78	$1.79
For the three and six months ended June 30, 2017, the computation of diluted earnings per share attributable to WESCO International, Inc. excluded stock-based awards of approximately 1.3 million and 1.2 million, respectively. For the three and six months ended June 30, 2016, the computation of diluted earnings per share attributable to WESCO International, Inc. excluded stock-based awards of approximately 1.5 million and 2.1 million, respectively. These amounts were excluded because their effect would have been antidilutive.
Because of WESCO’s previous obligation to settle the par value of the 6.0% Convertible Senior Debentures due 2029 (the "2029 Debentures") in cash upon conversion, WESCO was required to include shares underlying the 2029 Debentures in its diluted weighted-average shares outstanding when the average stock price per share for the period exceeded the conversion price of the debentures. Only the number of shares that would have been issuable under the treasury stock method of accounting for share dilution were included, which was based upon the amount by which the average stock price exceeded the conversion price. The conversion price of the 2029 Debentures was $28.87 and the maximum amount of share dilution was limited to 11,951,932 shares. Since the 2029 Debentures were redeemed on September 15, 2016, there was no dilution from contingently convertible debentures for the three and six months ended June 30, 2017. For the three and six months ended June 30, 2016, the effect of the 2029 Debentures on diluted earnings per share attributable to WESCO International, Inc. was a decrease of $0.14 and $0.22, respectively.
In December 2014, the Company's Board of Directors authorized the repurchase of up to $300 million of the Company's common stock through December 31, 2017. As of December 31, 2016, WESCO had repurchased 2,468,576 shares of the Company's common stock for $150.0 million under this repurchase authorization. On May 2, 2017, the Company entered into an accelerated stock repurchase agreement (the "ASR Transaction") with a financial institution to repurchase additional shares of its common stock. In exchange for an up-front cash payment of $50.0 million, the Company received 804,291 shares. The total number of shares ultimately delivered under the ASR Transaction was determined by the average of the volume-weighted average prices of the Company's common stock for each exchange business day during the settlement valuation period. WESCO funded the repurchase with available cash and borrowings under the Company's accounts receivable securitization facility. For purposes of computing earnings per share, shares received under the ASR Transaction were reflected as a reduction to common shares outstanding on the respective delivery dates.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

7. EMPLOYEE BENEFIT PLANS
A majority of WESCO’s employees are covered by defined contribution retirement savings plans for their services rendered subsequent to WESCO’s formation. WESCO also offers a deferred compensation plan for select individuals. For U.S. participants, WESCO matches contributions made by employees at an amount equal to 50% of participants' total monthly contributions up to a maximum of 6% of eligible compensation. For Canadian participants, WESCO makes contributions in amounts ranging from 3% to 5% of the participants' eligible compensation based on years of continuous service. WESCO may also make, subject to the Board of Directors' approval, a discretionary contribution to the defined contribution retirement savings plan covering U.S. participants if certain predetermined profit levels are attained. For the six months ended June 30, 2017 and 2016, WESCO incurred charges of $10.6 million and $18.1 million, respectively, for all such plans. Contributions are made in cash to employee retirement savings plan accounts. The deferred compensation plan is an unfunded plan. As of June 30, 2017 and December 31, 2016, the Company's obligation under the deferred compensation plan was $22.9 million and $21.7 million, respectively. Employees have the option to transfer balances allocated to their accounts in the defined contribution retirement savings plan and the deferred compensation plan into any of the available investment options.
In connection with the December 14, 2012 acquisition of EECOL, the Company assumed a contributory defined benefit plan covering substantially all Canadian employees of EECOL and a Supplemental Executive Retirement Plan for certain executives of EECOL.
The following table reflects the components of net periodic benefit costs for the defined benefit plans:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands of dollars)	2017	2016	2017	2016
Service cost	$1,049	$990	$2,116	$1,913
Interest cost	945	993	1,907	1,918
Expected return on plan assets	(1,343)	(1,372)	(2,711)	(2,651)
Recognized actuarial gain	(48)	(11)	(97)	(20)
Net periodic benefit cost	$603	$600	$1,215	$1,160
During the three and six months ended June 30, 2017, there were no employer contributions to the defined benefit plans. During the three and six months ended June 30, 2016, the Company made aggregate cash contributions of $0.5 million and $1.0 million, respectively, to the defined benefit plans.
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

9. INCOME TAXES
The effective tax rate for the three and six months ended June 30, 2017 was 25.3% and 25.1%, respectively. The effective tax rate for the three and six months ended June 30, 2016 was 27.3% and 29.2%, respectively. WESCO’s effective tax rate is lower than the federal statutory rate of 35% due to benefits resulting from the tax effect of intercompany financing and lower tax rates on foreign earnings, which are partially offset by nondeductible expenses and state taxes. The current year's effective tax rate is lower than the prior year primarily due to favorable discrete items, including a benefit from the exercise and vesting of stock-based awards, as well as the mix of income earned in jurisdictions with lower tax rates.
The total amount of unrecognized tax benefits was reduced by $1.5 million during the six months ended June 30, 2017 to $4.7 million due to the expiration of statutes of limitation and the settlement of state audits. At June 30, 2017, the amount of unrecognized tax benefits that could affect the effective tax rate if recognized in the consolidated financial statements was $6.0 million. Within the next twelve months, it is reasonably possible that the amount of unrecognized tax benefits will decrease by approximately $0.3 million due to the expiration of statutes of limitation and the settlement of state audits. Of this amount, $0.1 million could impact the effective tax rate.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

10. CONDENSED CONSOLIDATING FINANCIAL INFORMATION
WESCO Distribution has outstanding $500 million in aggregate principal amount of 5.375% Senior Notes due 2021 (the "2021 Notes") and $350 million in aggregate principal amount of 5.375% Senior Notes due 2024 (the "2024 Notes"). The 2021 Notes and 2024 Notes are unsecured senior obligations of WESCO Distribution and are fully and unconditionally guaranteed on a senior unsecured basis by WESCO International.
Condensed consolidating financial information for WESCO International, Inc., WESCO Distribution, Inc. and the non-guarantor subsidiaries is presented in the following tables.

	Condensed Consolidating Balance Sheet
	June 30, 2017

(In thousands of dollars)	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Cash and cash equivalents	$—	$36,138	$51,661	$—	$87,799
Trade accounts receivable, net	—	—	1,144,978	—	1,144,978
Inventories	—	379,826	486,475	—	866,301
Prepaid expenses and other current assets	13,652	24,311	212,335	(43,831)	206,467
Total current assets	13,652	440,275	1,895,449	(43,831)	2,305,545
Intercompany receivables, net	—	—	2,118,924	(2,118,924)	—
Property, buildings and equipment, net	—	49,797	105,406	—	155,203
Intangible assets, net	—	3,094	377,332	—	380,426
Goodwill	—	244,648	1,496,892	—	1,741,540
Investments in affiliates	3,717,402	4,139,039	—	(7,856,441)	—
Other assets	—	18,615	22,342		40,957
Total assets	$3,731,054	$4,895,468	$6,016,345	$(10,019,196)	$4,623,671

Accounts payable	$—	$413,605	$355,392	$—	$768,997
Short-term debt	—	—	23,972	—	23,972
Other current liabilities	—	39,699	175,569	(43,831)	171,437
Total current liabilities	—	453,304	554,933	(43,831)	964,406
Intercompany payables, net	1,620,034	498,890	—	(2,118,924)	—
Long-term debt, net	—	958,697	375,845	—	1,334,542
Other noncurrent liabilities	12,741	49,577	167,299	—	229,617
Total WESCO International, Inc. stockholders' equity	2,098,279	2,935,000	4,921,441	(7,856,441)	2,098,279
Noncontrolling interests	—	—	(3,173)	—	(3,173)
Total liabilities and stockholders’ equity	$3,731,054	$4,895,468	$6,016,345	$(10,019,196)	$4,623,671

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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

	Condensed Consolidating Statement of Income and Comprehensive Income
	Three Months Ended
	June 30, 2017

(In thousands of dollars)	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net sales	$—	$843,518	$1,100,661	$(34,555)	$1,909,624
Cost of goods sold (excluding depreciation and
amortization)	—	683,064	895,001	(34,555)	1,543,510
Selling, general and administrative expenses	—	134,730	132,558	—	267,288
Depreciation and amortization	—	4,583	11,138	—	15,721
Results of affiliates’ operations	49,535	40,753	—	(90,288)	—
Interest expense (income), net	—	28,518	(11,702)	—	16,816
Income tax (benefit) expense	—	(1,862)	18,616	—	16,754
Net income	49,535	35,238	55,050	(90,288)	49,535
Net income attributable to noncontrolling interests	—	—	25	—	25
Net income attributable to WESCO International, Inc.	$49,535	$35,238	$55,025	$(90,288)	$49,510
Other comprehensive income:
Foreign currency translation adjustments	33,381	33,381	33,381	(66,762)	33,381
Comprehensive income attributable to WESCO International, Inc.	$82,916	$68,619	$88,406	$(157,050)	$82,891

	Condensed Consolidating Statement of Income and Comprehensive Income
	Three Months Ended
	June 30, 2016

(In thousands of dollars)	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net sales	$—	$853,028	$1,087,050	$(28,496)	$1,911,582
Cost of goods sold (excluding depreciation and
amortization)	—	682,808	877,801	(28,496)	1,532,113
Selling, general and administrative expenses	11	142,942	131,570	—	274,523
Depreciation and amortization	—	5,098	11,861	—	16,959
Results of affiliates’ operations	54,511	42,518	—	(97,029)	—
Interest expense (income), net	6,333	20,845	(7,726)	—	19,452
Income tax (benefit) expense	(1,685)	(1,108)	21,476	—	18,683
Net income	49,852	44,961	52,068	(97,029)	49,852
Net income attributable to noncontrolling interests	—	—	54	—	54
Net income attributable to WESCO International, Inc.	$49,852	$44,961	$52,014	$(97,029)	$49,798
Other comprehensive loss:
Foreign currency translation adjustments	(1,765)	(1,765)	(1,765)	3,530	(1,765)
Comprehensive income attributable to WESCO International, Inc.	$48,087	$43,196	$50,249	$(93,499)	$48,033

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

	Condensed Consolidating Statement of Income and Comprehensive Income
	Six Months Ended
	June 30, 2017

(In thousands of dollars)	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net sales	$—	$1,622,129	$2,120,315	$(60,229)	$3,682,215
Cost of goods sold (excluding depreciation and
amortization)	—	1,304,812	1,721,500	(60,229)	2,966,083
Selling, general and administrative expenses	—	269,986	264,266	—	534,252
Depreciation and amortization	—	9,336	22,350	—	31,686
Results of affiliates’ operations	87,334	75,181	—	(162,515)	—
Interest expense (income), net	—	49,525	(15,988)	—	33,537
Income tax (benefit) expense	—	(2,898)	32,221	—	29,323
Net income	87,334	66,549	95,966	(162,515)	87,334
Net income attributable to noncontrolling interests	—	—	96	—	96
Net income attributable to WESCO International, Inc.	$87,334	$66,549	$95,870	$(162,515)	$87,238
Other comprehensive income:
Foreign currency translation adjustments	44,949	44,949	44,949	(89,898)	44,949
Post retirement benefit plan adjustment	252	252	252	(504)	252
Comprehensive income attributable to WESCO International, Inc.	$132,535	$111,750	$141,071	$(252,917)	$132,439

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
Other comprehensive income:
Foreign currency translation adjustments	80,505	80,505	80,505	(161,010)	80,505
Post retirement benefit plan adjustment	(16)	(16)	(16)	32	(16)
Comprehensive income attributable to WESCO International, Inc.	$164,876	$155,365	$133,882	$(287,782)	$166,341

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

	Condensed Consolidating Statement of Cash Flows
	Six Months Ended
	June 30, 2017

(In thousands of dollars)	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net cash provided by (used in) operating activities	$9,117	$73,130	$(15,478)	$—	$66,769
Investing activities:
Capital expenditures	—	(4,259)	(5,536)	—	(9,795)
Dividends received from subsidiaries	—	33,818	—	(33,818)	—
Other	—	(72,761)	12,322	63,906	3,467
Net cash (used in) provided by investing activities	—	(43,202)	6,786	30,088	(6,328)
Financing activities:
Borrowings	47,548	313,749	442,674	(72,636)	731,335
Repayments	—	(348,478)	(420,847)	8,730	(760,595)
Repurchases of common stock	(56,665)	—	—	—	(56,665)
Dividends paid by subsidiaries	—	—	(33,818)	33,818	—
Other	—	(613)	—	—	(613)
Net cash used in financing activities	(9,117)	(35,342)	(11,991)	(30,088)	(86,538)
Effect of exchange rate changes on cash and cash equivalents	—	—	3,765	—	3,765
Net change in cash and cash equivalents	—	(5,414)	(16,918)	—	(22,332)
Cash and cash equivalents at the beginning of period	—	41,552	68,579	—	110,131
Cash and cash equivalents at the end of period	$—	$36,138	$51,661	$—	$87,799

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
Our financial results for the first six months of 2017 reflect improving momentum in certain end markets and geographies, as well as effective execution of cost management and supply chain initiatives, despite a challenging and demand-constrained pricing environment. Net sales decreased $5.3 million, or 0.1%, over the same period last year. Cost of goods sold as a percentage of net sales was 80.6% and 80.1% for the first six months of 2017 and 2016, respectively. Selling, general and administrative ("SG&A") expenses as a percentage of net sales were 14.5% and 14.7% for the first six months of 2017 and 2016, respectively. Operating profit was $150.2 million for the current six month period, compared to $157.5 million for the first six months of 2016. Operating profit decreased due to lower margins, partially offset by lower SG&A expenses. Net income attributable to WESCO International, Inc. for the six months ended June 30, 2017 and 2016 was $87.3 million and $85.9 million, respectively.
Cash Flow
We generated $66.8 million of operating cash flow for the first six months of 2017. Investing activities primarily consisted of capital expenditures of $9.8 million. Financing activities were comprised of borrowings and repayments of $345.9 million and $341.9 million, respectively, related to our revolving credit facility (the "Revolving Credit Facility"), borrowings and repayments of $316.2 million and $320.2 million, respectively, related to our accounts receivable securitization facility (the “Receivables Facility”) and repayments of $30.0 million applied to our term loan facility (the "Term Loan Facility"). Financing activities for the first six months of 2017 also included borrowings and repayments on our various international lines of credit of approximately $69.3 million and $68.5 million, respectively. Additionally, financing activities for the first six months of 2017 included the repurchase of $50.0 million of the Company's common stock pursuant to the share repurchase plan announced on December 17, 2014. Free cash flow for the first six months of 2017 and 2016 was $57.0 million and $131.5 million, respectively.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

The following table sets forth the components of free cash flow:

	Six Months Ended
Free Cash Flow:	June 30, 2017	June 30, 2016

Cash flow provided by operations	$66.8	$138.6
Less: Capital expenditures	(9.8)	(7.1)
Free cash flow	$57.0	$131.5
Note: Free cash flow is a non-GAAP financial measure of liquidity. Capital expenditures are deducted from operating cash flow to determine free cash flow. Free cash flow is available to fund other investing and financing activities.
Financing Availability
As of June 30, 2017, we had $562.0 million in total available borrowing capacity under our Revolving Credit Facility, which matures in September 2020, and $141.7 million in available borrowing capacity under our Receivables Facility, which matures in September 2018.
Critical Accounting Policies and Estimates
During the three months ended March 31, 2017, the Company adopted ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. See Note 2 of our Notes to the Condensed Consolidated Financial Statements for information regarding our critical accounting policies.
Results of Operations
Second Quarter of 2017 versus Second Quarter of 2016
The following table sets forth the percentage relationship to net sales of certain items in our Condensed Consolidated Statements of Income and Comprehensive Income for the periods presented:

	Three Months Ended
	June 30,
	2017	2016
Net sales	100.0%	100.0%
Cost of goods sold (excluding depreciation and amortization)	80.8	80.1
Selling, general and administrative expenses	14.0	14.4
Depreciation and amortization	0.8	0.9
Income from operations	4.4	4.6
Interest expense, net	0.9	1.0
Income before income taxes	3.5	3.6
Provision for income taxes	0.9	1.0
Net income attributable to WESCO International, Inc.	2.6%	2.6%
Net sales were $1.91 billion for the second quarter of 2017 and 2016. Organic sales for the second quarter of 2017 grew by 1.0% as foreign exchange rates negatively impacted net sales by 1.1%.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

The following table sets forth organic sales growth for the period presented:

Three Months Ended
Organic Sales Growth:	June 30, 2017
Change in net sales	(0.1)%
Impact from acquisitions	—%
Impact from foreign exchange rates	(1.1)%
Impact from number of workdays	—%
Organic sales growth	1.0%
Note: Organic sales growth is a non-GAAP financial measure of sales performance. Organic sales growth is calculated by deducting the percentage impact from acquisitions in the first year of ownership, foreign exchange rates and number of workdays from the overall percentage change in consolidated net sales.
Cost of goods sold for the second quarter of 2017 was $1.54 billion, compared to $1.53 billion for the second quarter of 2016. As a percentage of net sales, cost of goods sold was 80.8% and 80.1% for the three months ended June 30, 2017 and 2016, respectively. The increase in cost of goods sold as a percentage of net sales was primarily due to adjustments indirectly related to the cost of products and business mix.
SG&A expenses in the second quarter of 2017 totaled $267.3 million versus $274.5 million in last year's comparable quarter. As a percentage of net sales, SG&A expenses were 14.0% and 14.4%, respectively. SG&A expenses were down due to lower SG&A payroll expenses.
SG&A payroll expenses for the second quarter of 2017 of $188.4 million decreased by $5.6 million compared to the same quarter in 2016 primarily due to prior year headcount reductions and lower variable compensation costs.
Depreciation and amortization for the second quarter of 2017 and 2016 was $15.7 million and $17.0 million, respectively.
Interest expense totaled $16.8 million for the second quarter of 2017 compared to $19.5 million in last year's comparable quarter. The decrease of 13.6% was primarily due to a reduction in higher-priced debt. Non-cash interest expense for the second quarter of 2017 and 2016, which includes amortization of debt discounts and deferred financing fees, and interest related to uncertain tax positions, was $1.1 million and $2.2 million, respectively.
Income tax expense totaled $16.8 million for the second quarter of 2017 compared to $18.7 million in last year's comparable quarter and the effective tax rate was 25.3% and 27.3%, respectively. The lower effective tax rate in the current quarter as compared to the prior year's comparable quarter is primarily due to favorable discrete items and the mix of income earned in jurisdictions with lower tax rates.
Net income for the second quarter of 2017 was $49.5 million, compared to net income of $49.9 million for the second quarter of 2016.
Net income of less than $0.1 million was attributable to noncontrolling interests for the second quarter of 2017 and 2016.
Net income and diluted earnings per share attributable to WESCO International, Inc. were $49.5 million and $1.02 per share, respectively, for the second quarter of 2017, compared with net income and diluted earnings per share of $49.8 million and $1.02 per share, respectively, for the second quarter of 2016.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Six Months Ended June 30, 2017 versus Six Months Ended June 30, 2016
The following table sets forth the percentage relationship to net sales of certain items in our Condensed Consolidated Statements of Income and Comprehensive Income for the periods presented:

	Six Months Ended
	June 30,
	2017	2016
Net sales	100.0%	100.0%
Cost of goods sold (excluding depreciation and amortization)	80.6	80.1
Selling, general and administrative expenses	14.5	14.7
Depreciation and amortization	0.8	0.9
Income from operations	4.1	4.3
Interest expense, net	0.9	1.1
Income before income taxes	3.2	3.2
Provision for income taxes	0.8	0.9
Net income attributable to WESCO International, Inc.	2.4%	2.3%
Net sales were $3.68 billion for the first six months of 2017, compared to $3.69 billion for the first six months of 2016, a decrease of 0.1%. Acquisitions had a positive impact on net sales of 0.4% and were partially offset by a 0.2% negative impact from foreign exchange rates, resulting in a 0.3% decrease in organic sales for the first six months of 2017.
The following table sets forth organic sales growth for the period presented:

Six Months Ended
Organic Sales Growth:	June 30, 2017
Change in net sales	(0.1)%
Impact from acquisitions	0.4%
Impact from foreign exchange rates	(0.2)%
Impact from number of workdays	—%
Organic sales growth	(0.3)%
Note: Organic sales growth is a non-GAAP financial measure of sales performance. Organic sales growth is calculated by deducting the percentage impact from acquisitions in the first year of ownership, foreign exchange rates and number of workdays from the overall percentage change in consolidated net sales.
Cost of goods sold for the first six months of 2017 was $2.97 billion, compared to $2.95 billion for the first six months of 2016. As a percentage of net sales, cost of goods sold was 80.6% and 80.1% for the six months ended June 30, 2017 and 2016, respectively. The increase in cost of goods sold as a percentage of net sales was primarily due to adjustments indirectly related to the cost of products and business mix.
SG&A expenses in the first six months of 2017 totaled $534.3 million versus $543.8 million in last year's comparable period. As a percentage of net sales, SG&A expenses were 14.5% in the first six months of 2017 compared to 14.7% in the first six months of 2016. SG&A expenses were down due to lower SG&A payroll expenses and the impact from foreign currency transactions.
SG&A payroll expenses for the first six months of 2017 of $375.3 million decreased by $4.6 million compared to the same period in 2016 primarily due to prior year headcount reductions and lower variable compensation costs, which were partially offset by an increase in benefit costs.
Depreciation and amortization for the first six months of 2017 and 2016 was $31.6 million and $33.3 million, respectively.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Interest expense totaled $33.5 million for the first six months of 2017 compared to $38.3 million for the first six months of 2016. The decrease of 12.4% was primarily due to a reduction in higher-priced debt. Non-cash interest expense for the first six months of 2017 and 2016, which includes amortization of debt discounts and deferred financing fees, and interest related to uncertain tax positions, was $2.2 million and $4.2 million, respectively.
Income tax expense totaled $29.3 million for the first six months of 2017 compared to $34.8 million in last year's comparable period and the effective tax rate was 25.1% and 29.2%, respectively. The lower effective tax rate in the current year as compared to the prior year is primarily due to favorable discrete items, including a benefit from the exercise and vesting of stock-based awards, as well as the mix of income earned in jurisdictions with lower tax rates.
For the first six months of 2017, net income increased by $2.9 million to $87.3 million, compared to net income of $84.4 million for the first six months of 2016.
Net income of $0.1 million was attributable to noncontrolling interests for the first six months of 2017, as compared to a net loss of $1.5 million for the first six months of 2016. The change in net income (loss) attributable to noncontrolling interests was primarily due to the effect of foreign currency.
Net income and diluted earnings per share attributable to WESCO International, Inc. were $87.3 million and $1.78 per share, respectively, for the first six months of 2017, compared with net income and diluted earnings per share of $85.9 million and $1.79 per share, respectively, for the first six months of 2016.
Liquidity and Capital Resources
Total assets were $4.62 billion at June 30, 2017 and $4.49 billion at December 31, 2016. Total liabilities were $2.53 billion at June 30, 2017 and $2.48 billion at December 31, 2016. Stockholders’ equity increased $85.1 million to $2.10 billion at June 30, 2017, primarily due to net income of $87.3 million and foreign currency translation adjustments of $44.9 million. These increases were partially offset by the repurchase of $50.0 million of the Company's common stock pursuant to the share repurchase program.
Our liquidity needs generally arise from fluctuations in our working capital requirements, capital expenditures, acquisitions and debt service obligations. As of June 30, 2017, we had $562.0 million in available borrowing capacity under our Revolving Credit Facility and $141.7 million in available borrowing capacity under our Receivables Facility, which combined with available cash of $46.9 million, provided liquidity of $750.6 million. Cash included in our determination of liquidity represents cash in deposit and interest bearing investment accounts. We believe cash provided by operations and financing activities will be adequate to cover our current operational and business needs. In addition, the Company regularly reviews its mix of fixed versus variable rate debt, and the Company may, from time to time, issue or retire borrowings and/or refinance existing debt in an effort to mitigate the impact of interest rate fluctuations and to maintain a cost-effective capital structure consistent with its anticipated capital requirements. At June 30, 2017, approximately 62% of the Company's debt portfolio was comprised of fixed rate debt.
We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions. We also communicate on a regular basis with our lenders regarding our financial and working capital performance, liquidity position and financial leverage. Our financial leverage ratio was 3.5 as of June 30, 2017 and December 31, 2016. In addition, we are in compliance with all covenants and restrictions contained in our debt agreements as of June 30, 2017.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

The following table sets forth the Company's financial leverage ratio as of June 30, 2017 and December 31, 2016:

	Twelve months ended
Financial Leverage:	June 30, 2017	December 31, 2016
	(In millions of dollars, except ratio)
Income from operations	$324.8	$332.0
Depreciation and amortization	65.2	66.9
EBITDA	$390.0	$398.9

	June 30, 2017	December 31, 2016
Current debt and short-term borrowings	$25.2	$22.1
Long-term debt	1,334.5	1,363.1
Debt discount and deferred financing fees(1)	15.3	17.3
Total debt	$1,375.0	$1,402.5

Financial leverage ratio based on total debt	3.5	3.5

(1)	Long-term debt is presented in the condensed consolidated balance sheets net of deferred financing fees and debt discount.
Note: Financial leverage is a non-GAAP measure of the use of debt. Financial leverage ratio is calculated by dividing total debt, including debt discount and deferred financing fees, by EBITDA. EBITDA, which is also a non-GAAP financial measure, is defined as the trailing twelve months earnings before interest, taxes, depreciation and amortization.
At June 30, 2017, we had cash and cash equivalents totaling $87.8 million, of which $61.8 million was held by foreign subsidiaries. The cash held by some of our foreign subsidiaries could be subject to additional U.S. income taxes if repatriated. We believe that we are able to maintain a sufficient level of liquidity for our domestic operations and commitments without repatriation of the cash held by these foreign subsidiaries.
We did not note any triggering events or substantive changes during the first six months of 2017 that would require an interim evaluation of impairment of goodwill or indefinite-lived intangible assets. We will perform our annual impairment testing of goodwill and indefinite-lived intangible assets during the fourth quarter. To test for impairment, we estimate the fair value of our reporting units, which requires judgment and involves the use of significant estimates and assumptions. The determination of fair value could be affected by the current economic environment and conditions in the markets in which we operate and those where our customers are based.
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
Cash Flow
Operating Activities. Net cash provided by operating activities for the first six months of 2017 totaled $66.8 million, compared with $138.6 million of cash generated for the first six months of 2016. Net cash provided by operating activities included net income of $87.3 million and adjustments to net income totaling $46.4 million. Other sources of cash in 2017 included an increase in accounts payable of $76.8 million and a decrease in other accounts receivable of $16.4 million. Primary uses of cash in 2017 included: an increase in trade accounts receivable of $96.0 million resulting from higher sales in the latter part of the first six months of 2017; an increase in inventories of $36.9 million; a decrease in accrued payroll and benefit costs of $10.7 million; a decrease in other current and noncurrent liabilities of $10.2 million; and, an increase in prepaid expenses and other assets of $6.3 million.
Net cash provided by operating activities for the first six months of 2016 totaled $138.6 million, which included net income of $84.4 million and adjustments to net income totaling $57.2 million. Other sources of cash in 2016 included a decrease in other accounts receivable of $29.4 million due primarily to the collection of supplier volume rebates earned in 2015, and an increase in other current and noncurrent liabilities of $23.4 million. Primary uses of cash in 2016 included: a decrease in accounts payable of $18.8 million; an increase in trade receivables of $17.3 million resulting from higher sales in the latter part

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

of the first six months of 2016; $12.8 million for an increase in prepaid expenses and other assets; $4.4 million for an increase in inventories; and, $2.6 million for a decrease in accrued payroll and benefit costs.
Investing Activities. Net cash used in investing activities for the first six months of 2017 was $6.3 million, compared with $66.1 million of net cash used during the first six months of 2016. Capital expenditures were $9.8 million for the six month period ended June 30, 2017, compared to $7.1 million for the six month period ended June 30, 2016. The first six months of 2016 also included net acquisition payments of $50.9 million and other payments of $8.1 million.
Financing Activities. Net cash used in financing activities for the first six months of 2017 was $86.5 million, compared to $76.2 million used in the first six months of 2016. During the first six months of 2017, financing activities consisted of borrowings and repayments of $345.9 million and $341.9 million, respectively, related to our Revolving Credit Facility, borrowings and repayments of $316.2 million and $320.2 million, respectively, related to our Receivables Facility and repayments of $30.0 million applied to our Term Loan Facility. Financing activities for the first six months of 2017 also included borrowings and repayments on our various international lines of credit of approximately $69.3 million and $68.5 million, respectively. Additionally, financing activities for the six months ended June 30, 2017 included the repurchase of $56.7 million of the Company's common stock, of which $50.0 million was pursuant to the share repurchase plan announced on December 17, 2014.
During the first six months of 2016, financing activities consisted of borrowings and repayments of $602.3 million and $661.3 million, respectively, related to our Revolving Credit Facility, borrowings and repayments of $74.1 million and $441.5 million, respectively, related to our Receivables Facility and proceeds of $350.0 million from the issuance of 5.375% Senior Notes due 2024. Financing activities in 2016 also included borrowings and repayments on our various international lines of credit of approximately $63.7 million and $62.9 million, respectively.
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
Inflation
The rate of inflation, as measured by changes in the producer price index, affects different commodities, the cost of products purchased and ultimately the pricing of our different products and product classes to our customers. For the six months ended June 30, 2017, pricing related to inflation did not have a measurable impact on our sales. Historically, price changes from suppliers have been consistent with inflation and have not had a material impact on the results of operations.
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
Item 3.    Quantitative and Qualitative Disclosures about Market Risks.
There have not been any material changes to our exposures to market risk during the quarter ended June 30, 2017 that would require an update to the relevant disclosures provided in our 2016 Annual Report on Form 10-K.
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
During the second quarter of 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth all issuer purchases of common stock during the three months ended June 30, 2017, including those made pursuant to publicly announced plans or programs:

Period	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Program (1)
				(In Millions)
April 1 – April 30, 2017	1,730	$69.26	—	$150.0
May 1 – May 31, 2017	804,308	$62.17	804,291	$100.0
June 1 – June 30, 2017	303	$58.21	—	$100.0
Total	806,341	$62.18	804,291

(1)	On December 17, 2014, WESCO announced that its Board of Directors approved, on December 11, 2014, the repurchase of up to $300 million of the Company's common stock through December 31, 2017.

(2)
There were 2,050 shares purchased in the period that were not part of the publicly announced share repurchase program. These shares were surrendered by stock-based compensation plan participants to satisfy tax withholding obligations arising from the exercise of stock-settled stock appreciation rights.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

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

WESCO International, Inc.
(Registrant)

August 4, 2017	By:	/s/ David S. Schulz
(Date)		David S. Schulz
Senior Vice President and Chief Financial Officer