Form 10-Q
period 2017-09-30
WESCO INTERNATIONAL INC
filed 2017-11-03
CIK 929008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 2, 2017, 47,002,338 shares of common stock, $0.01 par value, of the registrant were outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
The interim financial information required by this item is set forth in the Condensed Consolidated Financial Statements and Notes thereto in this Quarterly Report on Form 10-Q, as follows:

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except share data)
(unaudited)

	As of
	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$94,083	$110,131
Trade accounts receivable, net of allowance for doubtful accounts of $24,240 and $22,007 in 2017 and 2016, respectively	1,236,612	1,034,402
Other accounts receivable	82,588	85,019
Inventories	925,049	821,441
Prepaid expenses and other current assets (Note 2)	71,795	52,085
Total current assets	2,410,127	2,103,078
Property, buildings and equipment, net of accumulated depreciation of $274,643 and $259,126 in 2017 and 2016, respectively	157,591	157,607
Intangible assets, net of accumulated amortization of $214,225 and $178,813 in 2017 and 2016, respectively	378,153	393,362
Goodwill (Note 2)	1,776,918	1,730,950
Other assets	41,679	46,844
Total assets	$4,764,468	$4,431,841
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$838,427	$684,721
Accrued payroll and benefit costs	50,848	49,250
Short-term debt	39,712	20,920
Current portion of long-term debt	1,213	1,218
Bank overdrafts	26,150	29,384
Other current liabilities (Note 2)	87,143	88,306
Total current liabilities	1,043,493	873,799
Long-term debt, net of debt discount and debt issuance costs of $14,302 and $17,278 in 2017 and 2016, respectively	1,368,301	1,363,135
Deferred income taxes (Note 2)	179,630	168,245
Other noncurrent liabilities	65,811	63,031
Total liabilities	$2,657,235	$2,468,210
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $.01 par value; 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 210,000,000 shares authorized, 59,036,037 and 58,817,781 shares issued and 46,999,652 and 48,611,497 shares outstanding in 2017 and 2016, respectively	590	588
Class B nonvoting convertible common stock, $.01 par value; 20,000,000 shares authorized, 4,339,431 issued and no shares outstanding in 2017 and 2016, respectively	43	43
Additional capital	995,670	986,020
Retained earnings (Note 2)	2,056,961	1,914,757
Treasury stock, at cost; 16,375,816 and 14,545,715 shares in 2017 and 2016, respectively	(647,138)	(542,537)
Accumulated other comprehensive loss (Note 2)	(295,622)	(391,971)
Total WESCO International, Inc. stockholders' equity	2,110,504	1,966,900
Noncontrolling interests	(3,271)	(3,269)
Total stockholders’ equity	2,107,233	1,963,631
Total liabilities and stockholders’ equity	$4,764,468	$4,431,841

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
(In thousands of dollars, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net sales	$2,000,159	$1,855,212	$5,682,375	$5,542,755
Cost of goods sold (excluding depreciation and
amortization)	1,614,814	1,490,173	4,580,896	4,443,079
Selling, general and administrative expenses	280,021	255,547	814,275	799,356
Depreciation and amortization	16,074	16,937	47,758	50,269
Income from operations	89,250	92,555	239,446	250,051
Interest expense, net	17,311	20,792	50,847	59,073
Loss on debt redemption	—	123,933	—	123,933
Income (loss) before income taxes	71,939	(52,170)	188,599	67,045
Provision for income taxes	18,363	(21,149)	47,684	13,678
Net income (loss)	53,576	(31,021)	140,915	53,367
Less: Net (loss) income attributable to noncontrolling interests	(99)	590	(3)	(876)
Net income (loss) attributable to WESCO International, Inc.	$53,675	$(31,611)	$140,918	$54,243
Other comprehensive income (loss):
Foreign currency translation adjustments	51,148	(13,993)	96,097	66,512
Post retirement benefit plan adjustment	—	—	252	(16)
Comprehensive income (loss) attributable to WESCO International, Inc.	$104,823	$(45,604)	$237,267	$120,739

Earnings (loss) per share attributable to WESCO International, Inc.
Basic	$1.13	$(0.73)	$2.93	$1.27
Diluted	$1.12	$(0.73)	$2.90	$1.13

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(unaudited)

	Nine Months Ended
	September 30,
	2017	2016
Operating activities:
Net income	$140,915	$53,367
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,758	50,269
Deferred income taxes	8,433	(21,842)
Loss on debt redemption	—	123,933
Other operating activities, net	12,617	11,228
Changes in assets and liabilities:
Trade accounts receivable, net	(174,667)	(3,075)
Other accounts receivable	4,421	15,524
Inventories	(86,736)	(7,651)
Prepaid expenses and other assets	(8,515)	(8,625)
Accounts payable	138,348	(30,289)
Accrued payroll and benefit costs	2,383	(2,648)
Other current and noncurrent liabilities	(3,846)	36,997
Net cash provided by operating activities	81,111	217,188

Investing activities:
Acquisition payments, net of cash acquired	—	(50,745)
Capital expenditures	(15,970)	(13,183)
Other investing activities	3,490	(3,885)
Net cash used in investing activities	(12,480)	(67,813)

Financing activities:
Proceeds from issuance of short-term debt	130,890	89,847
Repayments of short-term debt	(114,972)	(96,535)
Proceeds from issuance of long-term debt	1,079,718	1,731,715
Repayments of long-term debt	(1,076,718)	(1,915,545)
Repurchases of common stock (Note 6)	(106,702)	(4,073)
Other financing activities, net	(4,380)	(3,494)
Net cash used in financing activities	(92,164)	(198,085)

Effect of exchange rate changes on cash and cash equivalents	7,485	1,268

Net change in cash and cash equivalents	(16,048)	(47,442)
Cash and cash equivalents at the beginning of period	110,131	160,279
Cash and cash equivalents at the end of period	$94,083	$112,837

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. ORGANIZATION
WESCO International, Inc. ("WESCO International") and its subsidiaries (collectively, “WESCO” or the "Company"), headquartered in Pittsburgh, Pennsylvania, is a full-line distributor of electrical, industrial and communications maintenance, repair and operating (MRO) and original equipment manufacturer (OEM) products, construction materials, and advanced supply chain management and logistics services used primarily in the industrial, construction, utility and commercial, institutional and government markets. WESCO serves approximately 75,000 active customers globally, through approximately 500 full service branches and ten distribution centers located primarily in the United States, Canada and Mexico, with operations in 14 additional countries.
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
The unaudited Condensed Consolidated Balance Sheet as of September 30, 2017, the unaudited Condensed Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2017 and 2016, respectively, and the unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016, respectively, in the opinion of management, have been prepared on the same basis as the audited Consolidated Financial Statements and include all adjustments necessary for the fair statement of the results of the interim periods presented herein. All adjustments reflected in the unaudited condensed consolidated financial information are of a normal recurring nature unless indicated. The results for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.
Revision of Prior Period Financial Statements
In the third quarter of 2017, management determined that the Company's income taxes receivable and payable and other tax account balances were overstated as of December 31, 2016 by a cumulative net amount of $46.4 million, which related to multiple prior periods. The Company also identified a $10.2 million understatement related to deferred income taxes and goodwill. In accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, management concluded that these misstatements are not material to the Company's previously issued annual and interim financial statements. Correcting the effected financial statement line items in the quarterly period ended September 30, 2017 would materially misstate the condensed consolidated financial information presented herein. Accordingly, the Condensed Consolidated Balance Sheet at December 31, 2016 in this Quarterly Report on Form 10-Q has been revised. There was an immaterial effect on the Condensed Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2016, and no effect on the Condensed Consolidated Statements of Cash Flows for the respective periods presented herein. Periods not presented herein will be revised, as applicable, in future filings.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The following table presents the effects on the financial statement line items that were revised:

	December 31, 2016
	As Reported	Adjustment	As Revised
	(In thousands)
Prepaid expenses and other current assets	$121,464	$(69,379)	$52,085
Total current assets	2,172,457	(69,379)	2,103,078
Goodwill	1,720,714	10,236	1,730,950
Total assets	4,490,984	(59,143)	4,431,841
Other current liabilities	111,304	(22,998)	88,306
Total current liabilities	896,797	(22,998)	873,799
Deferred income taxes	158,009	10,236	168,245
Total liabilities	2,480,972	(12,762)	2,468,210
Retained earnings	1,956,532	(41,775)	1,914,757
Accumulated other comprehensive loss	(387,365)	(4,606)	(391,971)
Total stockholders' equity	2,010,012	(46,381)	1,963,631
Total liabilities and stockholders' equity	4,490,984	(59,143)	4,431,841
Recently Adopted Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this ASU affect all entities that issue share-based payment awards to their employees. The Company adopted this ASU in the first quarter of 2017. The amendment related to the recognition of excess tax benefits and deficiencies was applied prospectively and, as disclosed in Note 9, lowered the Company's effective tax rate for the nine months ended September 30, 2017. The amendment related to the presentation of excess tax benefits on the statement of cash flows was also applied prospectively, and did not have a material impact on WESCO's cash flows. The other amendments, which were adopted by the Company according to the respective transition requirements, had no impact on the consolidated financial statements and notes thereto.
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
Recently Issued Accounting Pronouncements
In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of Effective Date. The Company previously reported that in May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides a framework for addressing revenue recognition issues and replaces almost all existing revenue recognition guidance in current U.S. generally accepted accounting principles. The core principle of ASU 2014-09 is for companies to recognize revenue for the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 will also result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively, and improve guidance for multiple-element arrangements. The amendments in ASU 2015-14 defer the effective date of the new revenue recognition guidance to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. During 2016, the FASB issued four ASUs that address implementation issues and correct or improve certain aspects of the new revenue recognition guidance, including ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Identifying Performance Obligations and Licensing, ASU 2016-12, Narrow-Scope Improvements and Practical Expedients and ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. These ASUs do not change the core principles in the revenue recognition standard outlined above. The Company has developed a multiphase plan and established a cross-functional team to evaluate and implement the new standard. Management has completed the diagnostic phase, which involved reviewing various customer contracts and comparing current

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

accounting to the requirements of the new standard. Currently management is evaluating the new disclosure requirements and identifying and implementing appropriate changes to its business processes and controls to support recognition and disclosure under the new standard. The new standard will be adopted in the first quarter of 2018 and the Company expects to use the modified retrospective approach. Management will continue to evaluate the impact that this pronouncement may have on WESCO's consolidated financial statements and notes thereto.
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

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
4. GOODWILL
The following table sets forth the changes in the carrying value of goodwill:

	Nine Months Ended
	September 30, 2017	September 30, 2016
	(In thousands)
Beginning balance January 1(1)	$1,730,950	$1,681,662
Foreign currency exchange rate changes	45,968	34,799
Adjustments to goodwill for acquisitions (2)	—	19,201
Ending balance September 30	$1,776,918	$1,735,662

(1)	As described in Note 2, the Condensed Consolidated Balance Sheet at December 31, 2016 has been revised to correct certain financial statement line items, including goodwill.

(2)
For the nine months ended September 30, 2016, adjustments relate to goodwill resulting from the preliminary allocation of the AED purchase price to the respective assets acquired and liabilities assumed, partially offset by an adjustment to goodwill related to deferred income taxes.

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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

During the three and nine months ended September 30, 2017 and 2016, WESCO granted the following stock-settled stock appreciation rights, restricted stock units and performance-based awards at the following weighted-average fair values:

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Stock-settled stock appreciation rights granted	12,076	1,745	455,807	709,999
Weighted-average fair value	$15.74	$16.68	$20.52	$12.91

Restricted stock units granted	2,313	—	100,993	143,305
Weighted-average fair value	$57.30	$—	$71.33	$42.45

Performance-based awards granted	—	—	39,978	91,768
Weighted-average fair value	$—	$—	$76.63	$47.00
The fair value of stock-settled stock appreciation rights was estimated using the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Risk free interest rate	1.8%	1.3%	1.9%	1.2%
Expected life (in years)	5	5	5	5
Expected volatility	28%	31%	29%	32%
The risk-free interest rate is based on the U.S. Treasury Daily Yield Curve rate as of the grant date. The expected life is based on historical exercise experience and the expected volatility is based on the volatility of the Company's daily stock prices over a five-year period preceding the grant date.
The following table sets forth a summary of stock-settled stock appreciation rights and related information for the nine months ended September 30, 2017:

	Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2016	2,439,487	$52.62
Granted	455,807	71.21
Exercised	(472,873)	42.41
Forfeited	(143,506)	66.21
Outstanding at September 30, 2017	2,278,915	57.60	6.4	$18,344
Exercisable at September 30, 2017	1,359,744	$56.71	4.8	$12,212

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The following table sets forth a summary of time-based restricted stock units and related information for the nine months ended September 30, 2017:

	Awards	Weighted- Average Fair Value
Unvested at December 31, 2016	257,096	$57.47
Granted	100,993	71.33
Vested	(43,780)	85.13
Forfeited	(18,022)	55.96
Unvested at September 30, 2017	296,287	$58.20
Performance shares are awards for which the vesting will occur based on market or performance conditions. The following table sets forth a summary of performance-based awards for the nine months ended September 30, 2017:

	Awards	Weighted- Average Fair Value
Unvested at December 31, 2016	149,320	$60.36
Granted	39,978	76.63
Vested	—	—
Forfeited	(39,650)	77.40
Unvested at September 30, 2017	149,648	$60.19
The fair value of the performance shares granted during the nine months ended September 30, 2017 and 2016 was estimated using the following weighted-average assumptions:

	Nine Months Ended
	September 30, 2017	September 30, 2016
Grant date share price	$71.65	$42.44
WESCO expected volatility	29%	26%
Peer group median volatility	24%	24%
Risk-free interest rate	1.5%	0.9%
Correlation of peer company returns	114%	122%
The unvested performance-based awards in the table above include 74,824 shares in which vesting of the ultimate number of shares is dependent upon WESCO's total stockholder return in relation to the total stockholder return of a select group of peer companies over a three-year period. These awards are accounted for as awards with market conditions; compensation cost is recognized over the service period, regardless of whether the market conditions are achieved and the awards ultimately vest.
Vesting of the remaining 74,824 shares of performance-based awards in the table above is dependent upon the three-year average growth rate of WESCO's net income. These awards are accounted for as awards with performance conditions; compensation cost is recognized over the performance period based upon WESCO's determination of whether it is probable that the performance targets will be achieved.
WESCO recognized $3.5 million and $3.4 million of non-cash stock-based compensation expense, which is included in selling, general and administrative expenses, for the three months ended September 30, 2017 and 2016, respectively. WESCO recognized $11.3 million and $10.4 million of non-cash stock-based compensation expense, which is included in selling, general and administrative expenses, for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, there was $22.6 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements for all awards previously made, of which approximately $3.7 million is expected to be recognized over the remainder of 2017, $11.4 million in 2018, $6.7 million in 2019 and $0.8 million in 2020.

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
The following table sets forth the details of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2017	2016	2017	2016
Net income (loss) attributable to WESCO International, Inc.	$53,675	$(31,611)	$140,918	$54,243
Weighted-average common shares outstanding used in computing basic earnings per share	47,415	43,378	48,134	42,611
Common shares issuable upon exercise of dilutive equity awards	389	511	508	519
Common shares issuable from contingently convertible debentures (see below for basis of calculation)	—	4,851	—	4,908
Weighted-average common shares outstanding and common share equivalents, diluted	47,804	48,740	48,642	48,038
Weighted-average common shares outstanding and common share equivalents used in computing diluted earnings per share	47,804	43,378	48,642	48,038
Earnings (loss) per share attributable to WESCO International, Inc.
Basic	$1.13	$(0.73)	$2.93	$1.27
Diluted	$1.12	$(0.73)	$2.90	$1.13
For the three and nine months ended September 30, 2017, the computation of diluted earnings per share attributable to WESCO International, Inc. excluded stock-based awards of approximately 1.5 million and 1.3 million, respectively. For the three and nine months ended September 30, 2016, the computation of diluted (loss) earnings per share attributable to WESCO International, Inc. excluded stock-based awards of approximately 1.3 million. These amounts were excluded because their effect would have been antidilutive.
Because of WESCO’s previous obligation to settle the par value of the 6.0% Convertible Senior Debentures due 2029 (the "2029 Debentures") in cash upon conversion, WESCO was required to include shares underlying the 2029 Debentures in its diluted weighted-average shares outstanding when the average stock price per share for the period exceeded the conversion price of the debentures. Only the number of shares that would have been issuable under the treasury stock method of accounting for share dilution were included, which was based upon the amount by which the average stock price exceeded the conversion price. The conversion price of the 2029 Debentures was $28.87 and the maximum amount of share dilution was limited to 11,951,932 shares. Since the 2029 Debentures were redeemed on September 15, 2016, there was no dilution from contingently convertible debentures for the three and nine months ended September 30, 2017. As a result of the net loss attributable to WESCO International, Inc. for the three months ended September 30, 2016, dilutive shares were not included in the calculation of diluted loss per share because their effect was antidilutive. For the nine months ended September 30, 2016, the effect of the 2029 Debentures on diluted earnings per share attributable to WESCO International, Inc. was a decrease of $0.13.
In December 2014, the Company's Board of Directors authorized the repurchase of up to $300 million of the Company's common stock through December 31, 2017. As of December 31, 2016, WESCO had repurchased 2,468,576 shares of the Company's common stock for $150.0 million under this repurchase authorization. During the three months ended June 30, 2017, the Company repurchased 804,291 shares under the repurchase authorization for $50.0 million. On August 7, 2017, the Company entered into an accelerated stock repurchase agreement (the "ASR Transaction") with a financial institution to repurchase additional shares of its common stock. In exchange for an up-front cash payment of $50.0 million, the Company received 974,246 shares. The total number of shares ultimately delivered under the ASR Transaction was determined by the average of the volume-weighted average prices of the Company's common stock for each exchange business day during the settlement valuation period. WESCO funded the repurchase with borrowings under the Company's revolving credit facility and

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

accounts receivable securitization facility. For purposes of computing earnings per share, share repurchases have been reflected as a reduction to common shares outstanding on the respective delivery dates.
7. EMPLOYEE BENEFIT PLANS
A majority of WESCO’s employees are covered by defined contribution retirement savings plans for their services rendered subsequent to WESCO’s formation. WESCO also offers a deferred compensation plan for select individuals. For U.S. participants, WESCO matches contributions made by employees at an amount equal to 50% of participants' total monthly contributions up to a maximum of 6% of eligible compensation. For Canadian participants, WESCO makes contributions in amounts ranging from 3% to 5% of the participants' eligible compensation based on years of continuous service. WESCO may also make, subject to the Board of Directors' approval, a discretionary contribution to the defined contribution retirement savings plan covering U.S. participants if certain predetermined profit levels are attained. For the nine months ended September 30, 2017 and 2016, WESCO incurred charges of $20.3 million and $18.1 million, respectively, for all such plans. Contributions are made in cash to employee retirement savings plan accounts. The deferred compensation plan is an unfunded plan. As of September 30, 2017 and December 31, 2016, the Company's obligation under the deferred compensation plan was $23.4 million and $21.7 million, respectively. Employees have the option to transfer balances allocated to their accounts in the defined contribution retirement savings plan and the deferred compensation plan into any of the available investment options.
In connection with the December 14, 2012 acquisition of EECOL, the Company assumed a contributory defined benefit plan covering substantially all Canadian employees of EECOL and a Supplemental Executive Retirement Plan for certain executives of EECOL.
The following table reflects the components of net periodic benefit costs for the defined benefit plans:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands of dollars)	2017	2016	2017	2016
Service cost	$1,118	$977	$3,234	$2,889
Interest cost	1,007	979	2,915	2,898
Expected return on plan assets	(1,432)	(1,353)	(4,144)	(4,004)
Recognized actuarial gain	(51)	(10)	(149)	(31)
Net periodic benefit cost	$642	$593	$1,856	$1,752
During the three and nine months ended September 30, 2017, there were no employer contributions to the defined benefit plans. During the three and nine months ended September 30, 2016, the Company made aggregate cash contributions of $0.5 million and $1.4 million, respectively, to the defined benefit plans.
8. COMMITMENTS AND CONTINGENCIES
WESCO is subject to the laws and regulations of states and other jurisdictions concerning the identification, reporting and escheatment (the transfer of property to the state) of unclaimed or abandoned funds, and is subject to audit and examination for compliance with these requirements. WESCO Distribution is undergoing a compliance audit in the State of Delaware concerning the identification, reporting and escheatment of unclaimed or abandoned property. The third party auditor conducting the audit on behalf of the State has completed the audit fieldwork and provided a draft of its preliminary findings to the Company and the State for review. A final report is expected to be issued at some point in the future. The Company has been working with an outside consultant during the audit process and in discussions with the auditors. The Company is defending the audit, the outcome of which cannot be predicted with certainty at this time, and is evaluating its alternatives under applicable laws and regulations. If the Company and State do not reach resolution after further discussion, the State may issue a demand for payment, which the Company may either agree to pay or appeal, in full or in part. The Company has recorded a liability for unclaimed property based on the facts currently known to the Company.
In October 2014, WESCO was notified that the New York County District Attorney’s Office is conducting a criminal investigation involving minority and disadvantaged business contracting practices in the construction industry in New York City and that various contractors, minority and disadvantaged business firms, and their material suppliers, including the Company, are a part of this investigation. The Company is cooperating with the government investigation. The Company

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

cannot predict the outcome or impact of the matter at this time, but could be subject to fines, penalties or other adverse consequences. The Company has recorded a liability for the matter based on the facts currently known to the Company.
9. INCOME TAXES
The effective tax rate for the three and nine months ended September 30, 2017 was 25.5% and 25.3%, respectively. The effective tax rate for the three and nine months ended September 30, 2016 was 40.5% and 20.4%, respectively. The effective tax rates for the three and nine months ended September 30, 2016 were impacted by the redemption of the 2029 Debentures on September 15, 2016. WESCO’s effective tax rate is typically lower than the federal statutory rate of 35% due to benefits resulting from the tax effect of intercompany financing and lower tax rates on foreign earnings, which are partially offset by nondeductible expenses and state taxes. The current year's effective tax rate is impacted by favorable discrete items, including a benefit from the exercise and vesting of stock-based awards, as well as the mix of income earned in jurisdictions with lower tax rates.
The total amount of unrecognized tax benefits was reduced by $1.6 million during the nine months ended September 30, 2017 to $4.6 million due to the expiration of statutes of limitation and the settlement of state audits. At September 30, 2017, the amount of unrecognized tax benefits that could affect the effective tax rate if recognized in the consolidated financial statements was $6.0 million. Within the next twelve months, it is reasonably possible that the amount of unrecognized tax benefits will decrease by approximately $0.2 million due to the expiration of statutes of limitation and the settlement of state audits. Of this amount, $0.2 million could impact the effective tax rate.

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

	Condensed Consolidating Balance Sheet
	September 30, 2017

(In thousands of dollars)	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Cash and cash equivalents	$—	$45,775	$48,308	$—	$94,083
Trade accounts receivable, net	—	—	1,236,612	—	1,236,612
Inventories	—	403,752	521,297	—	925,049
Prepaid expenses and other current assets	13,642	42,130	203,991	(105,380)	154,383
Total current assets	13,642	491,657	2,010,208	(105,380)	2,410,127
Intercompany receivables, net	—	—	2,141,945	(2,141,945)	—
Property, buildings and equipment, net	—	50,191	107,400	—	157,591
Intangible assets, net	—	2,932	375,221	—	378,153
Goodwill	—	257,623	1,519,295	—	1,776,918
Investments in affiliates	3,817,521	4,228,307	—	(8,045,828)	—
Other assets	—	18,615	23,064	—	41,679
Total assets	$3,831,163	$5,049,325	$6,177,133	$(10,293,153)	$4,764,468

Accounts payable	$—	$443,675	$394,752	$—	$838,427
Short-term debt	—	—	39,712	—	39,712
Other current liabilities	—	117,701	153,033	(105,380)	165,354
Total current liabilities	—	561,376	587,497	(105,380)	1,043,493
Intercompany payables, net	1,707,926	434,019	—	(2,141,945)	—
Long-term debt, net	—	968,361	399,940	—	1,368,301
Other noncurrent liabilities	12,733	61,635	171,073	—	245,441
Total WESCO International, Inc. stockholders' equity	2,110,504	3,023,934	5,021,894	(8,045,828)	2,110,504
Noncontrolling interests	—	—	(3,271)	—	(3,271)
Total liabilities and stockholders’ equity	$3,831,163	$5,049,325	$6,177,133	$(10,293,153)	$4,764,468

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

	Condensed Consolidating Balance Sheet
	December 31, 2016

(In thousands of dollars)	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Cash and cash equivalents	$—	$41,552	$68,579	$—	$110,131
Trade accounts receivable, net	—	—	1,034,402	—	1,034,402
Inventories	—	364,562	456,879	—	821,441
Prepaid expenses and other current assets	13,647	34,833	211,637	(123,013)	137,104
Total current assets	13,647	440,947	1,771,497	(123,013)	2,103,078
Intercompany receivables, net	—	—	2,060,336	(2,060,336)	—
Property, buildings and equipment, net	—	51,824	105,783	—	157,607
Intangible assets, net	—	3,417	389,945	—	393,362
Goodwill	—	257,623	1,473,327	—	1,730,950
Investments in affiliates	3,538,476	4,028,502	—	(7,566,978)	—
Other assets	—	23,846	22,998	—	46,844
Total assets	$3,552,123	$4,806,159	$5,823,886	$(9,750,327)	$4,431,841

Accounts payable	$—	$381,795	$302,926	$—	$684,721
Short-term debt	—	—	20,920	—	20,920
Other current liabilities	—	120,299	170,872	(123,013)	168,158
Total current liabilities	—	502,094	494,718	(123,013)	873,799
Intercompany payables, net	1,572,486	487,850	—	(2,060,336)	—
Long-term debt, net	—	983,449	379,686	—	1,363,135
Other noncurrent liabilities	12,737	55,898	162,641	—	231,276
Total WESCO International, Inc. stockholders' equity	1,966,900	2,776,868	4,790,110	(7,566,978)	1,966,900
Noncontrolling interests	—	—	(3,269)	—	(3,269)
Total liabilities and stockholders’ equity	$3,552,123	$4,806,159	$5,823,886	$(9,750,327)	$4,431,841

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

	Condensed Consolidating Statement of Income and Comprehensive Income
	Three Months Ended
	September 30, 2017

(In thousands of dollars)	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net sales	$—	$867,973	$1,169,377	$(37,191)	$2,000,159
Cost of goods sold (excluding depreciation and
amortization)	—	697,896	954,109	(37,191)	1,614,814
Selling, general and administrative expenses	—	140,638	139,383	—	280,021
Depreciation and amortization	—	4,475	11,599	—	16,074
Results of affiliates’ operations	53,576	42,726	—	(96,302)	—
Interest expense (income), net	—	25,436	(8,125)	—	17,311
Income tax (benefit) expense	—	(136)	18,499	—	18,363
Net income	53,576	42,390	53,912	(96,302)	53,576
Net income attributable to noncontrolling interests	—	—	(99)	—	(99)
Net income attributable to WESCO International, Inc.	$53,576	$42,390	$54,011	$(96,302)	$53,675
Other comprehensive income:
Foreign currency translation adjustments	51,148	51,148	51,148	(102,296)	51,148
Comprehensive income attributable to WESCO International, Inc.	$104,724	$93,538	$105,159	$(198,598)	$104,823

	Condensed Consolidating Statement of (Loss) Income and Comprehensive (Loss) Income
	Three Months Ended
	September 30, 2016

(In thousands of dollars)	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net sales	$—	$827,648	$1,052,915	$(25,351)	$1,855,212
Cost of goods sold (excluding depreciation and
amortization)	—	663,159	852,365	(25,351)	1,490,173
Selling, general and administrative expenses	38	128,514	126,995	—	255,547
Depreciation and amortization	—	5,114	11,823	—	16,937
Results of affiliates’ operations	100,295	71,567	—	(171,862)	—
Interest expense (income), net	4,904	23,543	(7,655)	—	20,792
Loss on debt redemption	123,933	—	—	—	123,933
Income tax expense (benefit)	2,441	(12,261)	(11,329)	—	(21,149)
Net (loss) income	(31,021)	91,146	80,716	(171,862)	(31,021)
Net income attributable to noncontrolling interests	—	—	590	—	590
Net (loss) income attributable to WESCO International, Inc.	$(31,021)	$91,146	$80,126	$(171,862)	$(31,611)
Other comprehensive loss:
Foreign currency translation adjustments	(13,993)	(13,993)	(13,993)	27,986	(13,993)
Comprehensive (loss) income attributable to WESCO International, Inc.	$(45,014)	$77,153	$66,133	$(143,876)	$(45,604)

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

	Condensed Consolidating Statement of Income and Comprehensive Income
	Nine Months Ended
	September 30, 2017

(In thousands of dollars)	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net sales	$—	$2,490,102	$3,289,693	$(97,420)	$5,682,375
Cost of goods sold (excluding depreciation and
amortization)	—	2,002,708	2,675,608	(97,420)	4,580,896
Selling, general and administrative expenses	—	410,624	403,651	—	814,275
Depreciation and amortization	—	13,811	33,947	—	47,758
Results of affiliates’ operations	140,915	117,907	—	(258,822)	—
Interest expense (income), net	—	74,961	(24,114)	—	50,847
Income tax (benefit) expense	—	(3,034)	50,718	—	47,684
Net income	140,915	108,939	149,883	(258,822)	140,915
Net income attributable to noncontrolling interests	—	—	(3)	—	(3)
Net income attributable to WESCO International, Inc.	$140,915	$108,939	$149,886	$(258,822)	$140,918
Other comprehensive income:
Foreign currency translation adjustments	96,097	96,097	96,097	(192,194)	96,097
Post retirement benefit plan adjustments	252	252	252	(504)	252
Comprehensive income attributable to WESCO International, Inc.	$237,264	$205,288	$246,235	$(451,520)	$237,267

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

	Condensed Consolidating Statement of Income and Comprehensive Income
	Nine Months Ended
	September 30, 2016

(In thousands of dollars)	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net sales	$—	$2,481,165	$3,140,011	$(78,421)	$5,542,755
Cost of goods sold (excluding depreciation and
amortization)	—	1,985,639	2,535,861	(78,421)	4,443,079
Selling, general and administrative expenses	(328)	351,663	448,021	—	799,356
Depreciation and amortization	—	15,318	34,951	—	50,269
Results of affiliates’ operations	193,266	105,401	—	(298,667)	—
Interest expense (income), net	17,555	63,247	(21,729)	—	59,073
Loss on debt redemption	123,933	—	—	—	123,933
Income tax (benefit) expense	(1,261)	4,677	10,262	—	13,678
Net income	53,367	166,022	132,645	(298,667)	53,367
Net loss attributable to noncontrolling interests	—	—	(876)	—	(876)
Net income attributable to WESCO International, Inc.	$53,367	$166,022	$133,521	$(298,667)	$54,243
Other comprehensive income (loss):
Foreign currency translation adjustments	66,512	66,512	66,512	(133,024)	66,512
Post retirement benefit plan adjustments	(16)	(16)	(16)	32	(16)
Comprehensive income attributable to WESCO International, Inc.	$119,863	$232,518	$200,017	$(431,659)	$120,739

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

	Condensed Consolidating Statement of Cash Flows
	Nine Months Ended
	September 30, 2017

(In thousands of dollars)	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net cash (used in) provided by operating activities	$(28,740)	$168,603	$(58,752)	$—	$81,111
Investing activities:
Capital expenditures	—	(7,435)	(8,535)	—	(15,970)
Dividends received from subsidiaries	—	51,561	—	(51,561)	—
Other	—	(174,032)	16,711	160,811	3,490
Net cash (used in) provided by investing activities	—	(129,906)	8,176	109,250	(12,480)
Financing activities:
Borrowings	135,442	557,391	691,682	(173,907)	1,210,608
Repayments	—	(587,485)	(617,301)	13,096	(1,191,690)
Repurchases of common stock	(106,702)	—	—	—	(106,702)
Dividends paid by subsidiaries	—	—	(51,561)	51,561	—
Other	—	(4,380)	—	—	(4,380)
Net cash provided by (used in) financing activities	28,740	(34,474)	22,820	(109,250)	(92,164)
Effect of exchange rate changes on cash and cash equivalents	—	—	7,485	—	7,485
Net change in cash and cash equivalents	—	4,223	(20,271)	—	(16,048)
Cash and cash equivalents at the beginning of period	—	41,552	68,579	—	110,131
Cash and cash equivalents at the end of period	$—	$45,775	$48,308	$—	$94,083

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
Revisions
As described in Note 2, the Condensed Consolidated Balance Sheet at December 31, 2016 has been revised to correct certain financial statement line items.
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
We serve approximately 75,000 active customers globally through approximately 500 full service branches located primarily in North America, with operations in 14 additional countries and ten distribution centers located in the United States and Canada. The Company employs approximately 9,000 employees worldwide. We distribute over 1,000,000 products, grouped into six categories, from more than 25,000 suppliers utilizing a highly automated, proprietary electronic procurement and inventory replenishment system.
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
Our financial results for the first nine months of 2017 reflect sales growth and improved business momentum in our end markets and geographies, and a challenging pricing environment. Net sales increased $139.6 million, or 2.5%, over the same period last year. Cost of goods sold as a percentage of net sales was 80.6% and 80.2% for the first nine months of 2017 and 2016, respectively. Selling, general and administrative ("SG&A") expenses as a percentage of net sales were 14.3% and 14.4% for the first nine months of 2017 and 2016, respectively. Operating profit was $239.4 million for the current nine month period, compared to $250.1 million for the first nine months of 2016. Operating profit decreased primarily due to higher SG&A payroll expenses. Net income attributable to WESCO International, Inc. for the nine months ended September 30, 2017 and 2016 was $140.9 million and $54.2 million, respectively. The increase in net income attributable to WESCO International, Inc. was primarily the result of the non-cash loss of $123.9 million related to the redemption of our 6.0% Convertible Senior Debentures due 2029 (the "2029 Debentures") in the third quarter of 2016.
Cash Flow
We generated $81.1 million of operating cash flow for the first nine months of 2017. Investing activities primarily consisted of capital expenditures of $16.0 million. Financing activities were comprised of borrowings and repayments of $589.5 million and $561.5 million, respectively, related to our revolving credit facility (the "Revolving Credit Facility"), borrowings and repayments of $490.2 million and $470.2 million, respectively, related to our accounts receivable securitization facility (the “Receivables Facility”) and repayments of $45.0 million applied to our term loan facility (the "Term Loan Facility"). Financing activities for the first nine months of 2017 also included borrowings and repayments on our various international lines of credit of approximately $130.9 million and $115.0 million, respectively. Additionally, financing activities for the first nine months of 2017 included the repurchase of $100.0 million of the Company's common stock pursuant to the share repurchase plan announced on December 17, 2014. Free cash flow for the first nine months of 2017 and 2016 was $65.1 million and $204.0 million, respectively.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

The following table sets forth the components of free cash flow:

	Nine Months Ended
Free Cash Flow:	September 30, 2017	September 30, 2016

Cash flow provided by operations	$81.1	$217.2
Less: Capital expenditures	(16.0)	(13.2)
Free cash flow	$65.1	$204.0
Note: Free cash flow is a non-GAAP financial measure of liquidity. Capital expenditures are deducted from operating cash flow to determine free cash flow. Free cash flow is available to fund other investing and financing activities.
Financing Availability
As of September 30, 2017, we had $542.9 million in total available borrowing capacity under our Revolving Credit Facility, which matures in September 2020, and $150.0 million in available borrowing capacity under our Receivables Facility, which matures in September 2018.
Critical Accounting Policies and Estimates
During the three months ended March 31, 2017, the Company adopted ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. See Note 2 of our Notes to the Condensed Consolidated Financial Statements for information regarding our critical accounting policies.
Results of Operations
Third Quarter of 2017 versus Third Quarter of 2016
The following table sets forth the percentage relationship to net sales of certain items in our Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the periods presented:

	Three Months Ended
	September 30,
	2017	2016
Net sales	100.0%	100.0%
Cost of goods sold (excluding depreciation and amortization)	80.7	80.3
Selling, general and administrative expenses	14.0	13.8
Depreciation and amortization	0.8	0.9
Income from operations	4.5	5.0
Interest expense, net	0.9	1.1
Loss on debt redemption	—	6.7
Income (loss) before income taxes	3.6	(2.8)
Provision for income taxes	0.9	(1.1)
Net income (loss) attributable to WESCO International, Inc.	2.7%	(1.7)%
Net sales were $2.0 billion for the third quarter of 2017, compared to $1.86 billion for the third quarter of 2016, an increase of 7.8%. Organic sales for the third quarter of 2017 grew by 8.6% as foreign exchange rates positively impacted net sales by 0.8% and were more than offset by a 1.6% impact from the number of workdays.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

The following table sets forth organic sales growth for the period presented:

Three Months Ended
Organic Sales Growth:	September 30, 2017
Change in net sales	7.8%
Impact from acquisitions	—%
Impact from foreign exchange rates	0.8%
Impact from number of workdays	(1.6)%
Organic sales growth	8.6%
Note: Organic sales growth is a non-GAAP financial measure of sales performance. Organic sales growth is calculated by deducting the percentage impact from acquisitions in the first year of ownership, foreign exchange rates and number of workdays from the overall percentage change in consolidated net sales.
Cost of goods sold for the third quarter of 2017 was $1.61 billion, compared to $1.49 billion for the third quarter of 2016. As a percentage of net sales, cost of goods sold was 80.7% and 80.3% for the three months ended September 30, 2017 and 2016, respectively. The increase in cost of goods sold as a percentage of net sales was primarily due to business mix and a challenging pricing environment.
SG&A expenses in the third quarter of 2017 totaled $280.0 million versus $255.5 million in last year's comparable quarter. As a percentage of net sales, SG&A expenses were 14.0% and 13.8%, respectively. SG&A expenses in the current quarter were $24.5 million more than the prior quarter primarily due to higher SG&A payroll expenses.
SG&A payroll expenses for the third quarter of 2017 of $197.9 million increased by $17.0 million compared to the same quarter in 2016 primarily due to higher variable compensation expense and temporary labor costs.
Depreciation and amortization for the third quarter of 2017 and 2016 was $16.1 million and $16.9 million, respectively.
Interest expense totaled $17.3 million for the third quarter of 2017 compared to $20.8 million in last year's comparable quarter. The decrease of 16.7% was primarily due to a reduction in higher-priced debt. Non-cash interest expense for the third quarter of 2017 and 2016, which includes amortization of debt discounts and deferred financing fees, and interest related to uncertain tax positions, was $0.8 million and $1.9 million, respectively.
Loss on debt redemption of $123.9 million for the third quarter of 2016 was due to the early redemption of the 2029 Debentures on September 15, 2016.
Income tax expense totaled $18.4 million for the third quarter of 2017 compared to a benefit of $21.1 million in last year's comparable quarter and the effective tax rate was 25.5% and 40.5%, respectively. The income tax benefit in the third quarter of 2016 resulted from the redemption of the 2029 Debentures. As adjusted, the effective tax rate for the third quarter of 2016 was 28.0%. The lower effective tax rate in the current quarter as compared to the adjusted effective tax rate for the prior year's comparable quarter is primarily the result of favorable discrete items and the mix of income earned in jurisdictions with lower tax rates.
The following table sets forth the adjusted provision for income taxes:

	Three Months Ended
Adjusted Tax Provision:	September 30, 2017	September 30, 2016

Provision for income taxes	$18.4	$(21.1)
Income tax benefit from loss on debt redemption	—	41.2
Adjusted provision for income taxes	$18.4	$20.1
Note: The adjusted provision for income taxes excludes the benefit from the loss on debt redemption. The Company believes that this non-GAAP financial measure is useful to investors' overall understanding of the Company's current financial performance and provides a consistent measure for assessing the current and historical financial results.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Net income for the third quarter of 2017 was $53.6 million, compared to a net loss of $31.0 million for the third quarter of 2016, which was primarily due to the loss recognized as a result of the early redemption of the 2029 Debentures. Adjusted net income was $51.7 million for the three months ended September 30, 2016.
Net loss of $0.1 million was attributable to noncontrolling interests for the third quarter of 2017, as compared to net income of $0.6 million for the third quarter of 2016. The change in net income (loss) attributable to noncontrolling interests was primarily due to the effect of foreign currency.
Net income and diluted earnings per share attributable to WESCO International, Inc. were $53.7 million and $1.12 per share, respectively, for the third quarter of 2017, compared with a net loss and diluted loss per share of $31.6 million and $0.73 per share, respectively, for the third quarter of 2016. Adjusted net income and adjusted diluted earnings per share attributable to WESCO International, Inc. were $51.1 million and $1.05 per share, respectively, for the three months ended September 30, 2016.
The following table sets forth adjusted net income attributable to WESCO International, Inc. and adjusted earnings per diluted share:

	Three Months Ended
Adjusted Income Before Income Taxes:	September 30, 2017	September 30, 2016

Income (loss) before income taxes	$72.0	$(52.1)
Loss on debt redemption	—	123.9
Adjusted income before income taxes	$72.0	$71.8

Adjusted Net Income Attributable to WESCO International, Inc.:
Adjusted income before income taxes	$72.0	$71.8
Adjusted provision for income taxes	18.4	20.1
Adjusted net income	53.6	51.7
Net (loss) income attributable to noncontrolling interests	(0.1)	0.6
Adjusted net income attributable to WESCO
International, Inc.	$53.7	$51.1

Adjusted Earnings Per Diluted Share:
Diluted shares	47.8	48.7
Adjusted earnings per diluted share	$1.12	$1.05
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Nine Months Ended September 30, 2017 versus Nine Months Ended September 30, 2016
The following table sets forth the percentage relationship to net sales of certain items in our Condensed Consolidated Statements of Income and Comprehensive Income for the periods presented:

	Nine Months Ended
	September 30,
	2017	2016
Net sales	100.0%	100.0%
Cost of goods sold (excluding depreciation and amortization)	80.6	80.2
Selling, general and administrative expenses	14.3	14.4
Depreciation and amortization	0.9	0.9
Income from operations	4.2	4.5
Interest expense, net	0.9	1.1
Loss on debt redemption	—	2.2
Income before income taxes	3.3	1.2
Provision for income taxes	0.8	0.2
Net income attributable to WESCO International, Inc.	2.5%	1.0%
Net sales were $5.68 billion for the first nine months of 2017, compared to $5.54 billion for the first nine months of 2016, an increase of 2.5%. Organic sales for the first nine months of 2017 grew by 2.7% as acquisitions had a positive impact on net sales of 0.3% and were more than offset by a 0.5% impact from the number of workdays.
The following table sets forth organic sales growth for the period presented:

Nine Months Ended
Organic Sales Growth:	September 30, 2017
Change in net sales	2.5%
Impact from acquisitions	0.3%
Impact from foreign exchange rates	—%
Impact from number of workdays	(0.5)%
Organic sales growth	2.7%
Note: Organic sales growth is a non-GAAP financial measure of sales performance. Organic sales growth is calculated by deducting the percentage impact from acquisitions in the first year of ownership, foreign exchange rates and number of workdays from the overall percentage change in consolidated net sales.
Cost of goods sold for the first nine months of 2017 was $4.58 billion, compared to $4.44 billion for the first nine months of 2016. As a percentage of net sales, cost of goods sold was 80.6% and 80.2% for the nine months ended September 30, 2017 and 2016, respectively. The increase in cost of goods sold as a percentage of net sales was primarily due to business mix and a challenging pricing environment.
SG&A expenses in the first nine months of 2017 totaled $814.3 million versus $799.4 million in last year's comparable period. As a percentage of net sales, SG&A expenses were 14.3% in the first nine months of 2017 compared to 14.4% in the first nine months of 2016. SG&A expenses increased due to higher SG&A payroll expenses.
SG&A payroll expenses for the first nine months of 2017 of $573.2 million increased by $12.4 million compared to the same period in 2016 primarily due to higher variable compensation expense and temporary labor costs.
Depreciation and amortization for the first nine months of 2017 and 2016 was $47.8 million and $50.3 million, respectively.
Interest expense totaled $50.8 million for the first nine months of 2017 compared to $59.1 million for the first nine months of 2016. The decrease of 14.0% was primarily due to a reduction in higher-priced debt. Non-cash interest expense for the first nine months of 2017 and 2016, which includes amortization of debt discounts and deferred financing fees, and interest related to uncertain tax positions, was $3.0 million and $6.1 million, respectively.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Loss on debt redemption of $123.9 million for the nine months ended September 30, 2016 was due to the early redemption of the 2029 Debentures on September 15, 2016.
Income tax expense totaled $47.7 million for the first nine months of 2017 compared to $13.7 million in last year's comparable period and the effective tax rate was 25.3% and 20.4%, respectively. As adjusted, the effective tax rate for the first nine months of 2016 was 28.8%. The current year's effective tax rate is lower than the prior year's adjusted effective tax rate primarily due to favorable discrete items, including a benefit from the exercise and vesting of stock-based awards, as well as the mix of income earned in jurisdictions with lower tax rates.
The following table sets forth the adjusted provision for income taxes:

	Nine Months Ended
Adjusted Tax Provision:	September 30, 2017	September 30, 2016

Provision for income taxes	$47.7	$13.7
Income tax benefit from loss on debt redemption	—	41.2
Adjusted provision for income taxes	$47.7	$54.9
Note: The adjusted provision for income taxes excludes the benefit from the loss on debt redemption. The Company believes that this non-GAAP financial measure is useful to investors' overall understanding of the Company's current financial performance and provides a consistent measure for assessing the current and historical financial results.
For the first nine months of 2017, net income increased by $87.5 million to $140.9 million, compared to net income of $53.4 million for the first nine months of 2016.The increase in net income was primarily due to the loss recognized in the prior year as a result of the early redemption of the 2029 Debentures. Adjusted net income for the nine months ended September 30, 2016 was $136.0 million.
Net loss of less than $0.1 million and $0.9 million was attributable to noncontrolling interests for the first nine months of 2017 and 2016, respectively. The change in net loss attributable to noncontrolling interests was primarily due to the effect of foreign currency.
Net income and diluted earnings per share attributable to WESCO International, Inc. were $140.9 million and $2.90 per share, respectively, for the first nine months of 2017, compared with net income and diluted earnings per share of $54.2 million and $1.13 per share, respectively, for the first nine months of 2016. Adjusted net income and diluted earnings per share attributable to WESCO International, Inc. were $136.9 million and $2.85 per share, respectively, for the nine months ended September 30, 2016.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

The following table sets forth adjusted net income attributable to WESCO International, Inc. and adjusted earnings per diluted share:

	Nine Months Ended
Adjusted Income Before Income Taxes:	September 30, 2017	September 30, 2016

Income before income taxes	$188.6	$67.0
Loss on debt redemption	—	123.9
Adjusted income before income taxes	$188.6	$190.9

Adjusted Net Income Attributable to WESCO International, Inc.:
Adjusted income before income taxes	$188.6	$190.9
Adjusted provision for income taxes	47.7	54.9
Adjusted net income	140.9	136.0
Net loss attributable to noncontrolling interests	—	(0.9)
Adjusted net income attributable to WESCO
International, Inc.	$140.9	$136.9

Adjusted Earnings Per Diluted Share:
Diluted shares	48.6	48.0
Adjusted earnings per diluted share	$2.90	$2.85
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
Liquidity and Capital Resources
Total assets were $4.76 billion at September 30, 2017 and $4.43 billion at December 31, 2016. Total liabilities were $2.66 billion at September 30, 2017 and $2.47 billion at December 31, 2016. Stockholders’ equity increased $143.6 million to $2.11 billion at September 30, 2017, primarily due to net income of $140.9 million and foreign currency translation adjustments of $96.1 million. These increases were partially offset by the repurchase of $100.0 million of the Company's common stock pursuant to the share repurchase program.
Our liquidity needs generally arise from fluctuations in our working capital requirements, capital expenditures, acquisitions and debt service obligations. As of September 30, 2017, we had $542.9 million in available borrowing capacity under our Revolving Credit Facility and $150.0 million in available borrowing capacity under our Receivables Facility, which combined with available cash of $49.5 million, provided liquidity of $742.4 million. Cash included in our determination of liquidity represents cash in deposit and interest bearing investment accounts. We believe cash provided by operations and financing activities will be adequate to cover our current operational and business needs. In addition, the Company regularly reviews its mix of fixed versus variable rate debt, and the Company may, from time to time, issue or retire borrowings and/or refinance existing debt in an effort to mitigate the impact of interest rate fluctuations and to maintain a cost-effective capital structure consistent with its anticipated capital requirements. At September 30, 2017, approximately 60% of the Company's debt portfolio was comprised of fixed rate debt.
We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions. We also communicate on a regular basis with our lenders regarding our financial and working capital performance, liquidity position and financial leverage. Our financial leverage ratio was 3.7 and 3.5 as of September 30, 2017 and December 31, 2016, respectively. In addition, we are in compliance with all covenants and restrictions contained in our debt agreements as of September 30, 2017.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

The following table sets forth the Company's financial leverage ratio as of September 30, 2017 and December 31, 2016:

	Twelve months ended
Financial Leverage:	September 30, 2017	December 31, 2016
	(In millions of dollars, except ratio)
Income from operations	$321.5	$332.0
Depreciation and amortization	64.3	66.9
EBITDA	$385.8	$398.9

	September 30, 2017	December 31, 2016
Current debt and short-term borrowings	$40.9	$22.1
Long-term debt	1,368.3	1,363.1
Debt discount and deferred financing fees(1)	14.3	17.3
Total debt	$1,423.5	$1,402.5

Financial leverage ratio based on total debt	3.7	3.5

(1)	Long-term debt is presented in the condensed consolidated balance sheets net of deferred financing fees and debt discount.
Note: Financial leverage is a non-GAAP measure of the use of debt. Financial leverage ratio is calculated by dividing total debt, including debt discount and deferred financing fees, by EBITDA. EBITDA, which is also a non-GAAP financial measure, is defined as the trailing twelve months earnings before interest, taxes, depreciation and amortization.
At September 30, 2017, we had cash and cash equivalents totaling $94.1 million, of which $63.9 million was held by foreign subsidiaries. The cash held by some of our foreign subsidiaries could be subject to additional U.S. income taxes if repatriated. We believe that we are able to maintain a sufficient level of liquidity for our domestic operations and commitments without repatriation of the cash held by these foreign subsidiaries.
We did not note any triggering events or substantive changes during the first nine months of 2017 that would require an interim evaluation of impairment of goodwill or indefinite-lived intangible assets. We will perform our annual impairment testing of goodwill and indefinite-lived intangible assets during the fourth quarter. To test for impairment, we estimate the fair value of our reporting units, which requires judgment and involves the use of significant estimates and assumptions. The determination of fair value could be affected by the current economic environment and conditions in the markets in which we operate and those where our customers are based.
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
Cash Flow
Operating Activities. Net cash provided by operating activities for the first nine months of 2017 totaled $81.1 million, compared with $217.2 million of cash generated for the first nine months of 2016. Net cash provided by operating activities included net income of $140.9 million and adjustments to net income totaling $68.8 million. Other sources of cash in 2017 included an increase in accounts payable of $138.3 million, a decrease in other accounts receivable of $4.4 million and an increase in accrued payroll and benefit costs of $2.4 million. Primary uses of cash in 2017 included: an increase in trade accounts receivable of $174.7 million resulting from higher sales in the latter part of the first nine months of 2017; an increase in inventories of $86.7 million; an increase in prepaid expenses and other assets of $8.5 million; and, a decrease in other current and noncurrent liabilities of $3.8 million.
Net cash provided by operating activities for the first nine months of 2016 totaled $217.2 million, which included net income of $53.4 million and adjustments to net income totaling $163.6 million. Other sources of cash in 2016 included: an increase in other current and noncurrent liabilities of $37.0 million; and, a decrease in other accounts receivable of $15.5 million due to lower supplier volume rebate accruals. Primary uses of cash in 2016 included: a decrease in accounts payable of $30.3 million; an increase in prepaid expenses and other assets of $8.6 million; an increase in inventories of $7.7 million; an increase in trade receivables of $3.1 million; and, a decrease in accrued payroll and benefit costs of $2.6 million.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Investing Activities. Net cash used in investing activities for the first nine months of 2017 was $12.5 million, compared with $67.8 million of net cash used during the first nine months of 2016. Capital expenditures were $16.0 million for the nine month period ended September 30, 2017, compared to $13.2 million for the nine month period ended September 30, 2016. The first nine months of 2016 also included net acquisition payments of $50.7 million.
Financing Activities. Net cash used in financing activities for the first nine months of 2017 was $92.2 million, compared to $198.1 million used in the first nine months of 2016. During the first nine months of 2017, financing activities consisted of borrowings and repayments of $589.5 million and $561.5 million, respectively, related to our Revolving Credit Facility, borrowings and repayments of $490.2 million and $470.2 million, respectively, related to our Receivables Facility and repayments of $45.0 million applied to our Term Loan Facility. Financing activities for the first nine months of 2017 also included borrowings and repayments on our various international lines of credit of approximately $130.9 million and $115.0 million, respectively. Additionally, financing activities for the nine months ended September 30, 2017 included the repurchase of $106.7 million of the Company's common stock, of which $100.0 million was pursuant to the share repurchase plan announced on December 17, 2014.
During the first nine months of 2016, financing activities consisted of borrowings and repayments of $789.4 million and $864.4 million, respectively, related to our Revolving Credit Facility, borrowings and repayments of $592.3 million and $691.3 million, respectively, related to our Receivables Facility, proceeds of $350.0 million from the issuance of 5.375% Senior Notes due 2024, a payment of $344.8 million to redeem our 2029 Debentures and repayments of $15.0 million applied to our Term Loan Facility. Financing activities in 2016 also included borrowings and repayments on our various international lines of credit of approximately $89.8 million and $96.5 million, respectively.
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
Inflation
The rate of inflation, as measured by changes in the producer price index, affects different commodities, the cost of products purchased and ultimately the pricing of our different products and product classes to our customers. For the nine months ended September 30, 2017, pricing related to inflation did not have a measurable impact on our sales. Historically, price changes from suppliers have been consistent with inflation and have not had a material impact on the results of operations.
Seasonality
Our operating results are not significantly affected by seasonal factors. Sales during the first quarter are affected by a reduced level of activity. Sales during the second, third and fourth quarters are generally 6 - 8% higher than the first quarter. Sales typically increase beginning in March, with slight fluctuations per month through October. During periods of economic expansion or contraction, our sales by quarter have varied significantly from this pattern.
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
Item 3.    Quantitative and Qualitative Disclosures about Market Risks.
There have not been any material changes to our exposures to market risk during the quarter ended September 30, 2017 that would require an update to the relevant disclosures provided in our 2016 Annual Report on Form 10-K.
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
During the third quarter of 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
See the information set forth in Note 8, Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements under Part 1, Item 1 of this Form 10-Q, which is incorporated by reference in response to this Item.
Item 1A. Risk Factors.
There have been no material changes to the risk factors previously disclosed in Item 1A. to Part 1 of WESCO’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth all issuer purchases of common stock during the three months ended September 30, 2017, including those made pursuant to publicly announced plans or programs:

Period	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Program (1)
				(In Millions)
July 1 – July 31, 2017	256	$56.65	—	$100.0
August 1 – August 31, 2017	974,282	$51.32	974,246	$50.0
September 1 – September 30, 2017	371	$56.25	—	$50.0
Total	974,909	$51.33	974,246

(1)	On December 17, 2014, WESCO announced that its Board of Directors approved, on December 11, 2014, the repurchase of up to $300 million of the Company's common stock through December 31, 2017.

(2)
There were 663 shares purchased in the period that were not part of the publicly announced share repurchase program. These shares were surrendered by stock-based compensation plan participants to satisfy tax withholding obligations arising from the exercise of stock-settled stock appreciation rights.

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

WESCO International, Inc.
(Registrant)

November 3, 2017	By:	/s/ David S. Schulz
(Date)		David S. Schulz
Senior Vice President and Chief Financial Officer