Form 10-Q
period 2018-03-31
WESCO INTERNATIONAL INC
filed 2018-05-04
CIK 929008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 3, 2018, 47,077,150 shares of common stock, $0.01 par value, of the registrant were outstanding.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
The interim financial information required by this item is set forth in the unaudited Condensed Consolidated Financial Statements and Notes thereto in this Quarterly Report on Form 10-Q, as follows:

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except share data)
(unaudited)

	As of
	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$123,897	$117,953
Trade accounts receivable, net of allowance for doubtful accounts of $22,979 and $21,313 in 2018 and 2017, respectively	1,205,046	1,170,080
Other accounts receivable	71,328	101,229
Inventories	949,511	956,148
Prepaid expenses and other current assets	68,889	63,439
Total current assets	2,418,671	2,408,849
Property, buildings and equipment, net of accumulated depreciation of $281,818 and $278,455 in 2018 and 2017, respectively	156,364	156,445
Intangible assets, net of accumulated amortization of $73,824 and $66,800 in 2018 and 2017, respectively	353,298	367,104
Goodwill	1,755,679	1,771,877
Other assets	29,301	31,193
Total assets	$4,713,313	$4,735,468
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$805,380	$799,520
Accrued payroll and benefit costs	47,411	72,686
Short-term debt	41,692	34,075
Current portion of long-term debt	1,210	1,224
Bank overdrafts	27,072	37,644
Other current liabilities	98,836	95,820
Total current liabilities	1,021,601	1,040,969
Long-term debt, net of debt discount and debt issuance costs of $13,234 and $14,224 in 2018 and 2017, respectively	1,292,094	1,313,261
Deferred income taxes	138,767	136,858
Other noncurrent liabilities	127,937	128,237
Total liabilities	$2,580,399	$2,619,325
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $.01 par value; 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 210,000,000 shares authorized, 59,117,702 and 59,045,762 shares issued and 47,075,959 and 47,009,540 shares outstanding in 2018 and 2017, respectively	591	591
Class B nonvoting convertible common stock, $.01 par value; 20,000,000 shares authorized, 4,339,431 issued and no shares outstanding in 2018 and 2017, respectively	43	43
Additional capital	1,001,794	999,156
Retained earnings	2,124,535	2,079,697
Treasury stock, at cost; 16,381,174 and 16,375,653 shares in 2018 and 2017, respectively	(647,613)	(647,158)
Accumulated other comprehensive loss	(341,390)	(312,590)
Total WESCO International, Inc. stockholders' equity	2,137,960	2,119,739
Noncontrolling interests	(5,046)	(3,596)
Total stockholders’ equity	2,132,914	2,116,143
Total liabilities and stockholders’ equity	$4,713,313	$4,735,468

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands of dollars, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2018	2017
Net sales (Note 3)	$1,993,915	$1,772,591
Cost of goods sold (excluding depreciation and
amortization)	1,613,966	1,422,573
Selling, general and administrative expenses (Note 8)	290,829	267,419
Depreciation and amortization	15,879	15,965
Income from operations	73,241	66,634
Net interest and other (Notes 8 and 9)	19,783	16,266
Income before income taxes	53,458	50,368
Provision for income taxes	10,487	12,568
Net income	42,971	37,800
Less: Net (loss) income attributable to noncontrolling interests	(1,450)	71
Net income attributable to WESCO International, Inc.	$44,421	$37,729
Other comprehensive income (loss):
Foreign currency translation adjustments	(28,800)	11,568
Post retirement benefit plan adjustments, net of tax	—	252
Comprehensive income attributable to WESCO International, Inc.	$15,621	$49,549

Earnings per share attributable to WESCO International, Inc.
Basic	$0.94	$0.77
Diluted	$0.93	$0.76

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(unaudited)

	Three Months Ended
	March 31,
	2018	2017
Operating activities:
Net income	$42,971	$37,800
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,879	15,965
Deferred income taxes	2,736	2,290
Other operating activities, net	5,085	4,680
Changes in assets and liabilities:
Trade accounts receivable, net	(37,509)	(22,083)
Other accounts receivable	29,986	18,251
Inventories	2,992	(26,362)
Prepaid expenses and other assets	4,817	6,870
Accounts payable	8,077	26,071
Accrued payroll and benefit costs	(24,561)	(21,768)
Other current and noncurrent liabilities	2,520	5,926
Net cash provided by operating activities	52,993	47,640

Investing activities:
Capital expenditures	(7,662)	(4,490)
Other investing activities	(8,760)	33
Net cash used in investing activities	(16,422)	(4,457)

Financing activities:
Proceeds from issuance of short-term debt	57,919	30,130
Repayments of short-term debt	(52,220)	(23,892)
Proceeds from issuance of long-term debt	493,000	288,673
Repayments of long-term debt	(515,000)	(342,673)
Repurchases of common stock	(1,661)	(6,536)
(Decrease) increase in bank overdrafts	(10,575)	4,062
Other financing activities, net	(290)	(452)
Net cash used in financing activities	(28,827)	(50,688)

Effect of exchange rate changes on cash and cash equivalents	(1,800)	374

Net change in cash and cash equivalents	5,944	(7,131)
Cash and cash equivalents at the beginning of period	117,953	110,131
Cash and cash equivalents at the end of period	$123,897	$103,000
Supplemental disclosures:
Cash paid for interest	$4,607	$3,792
Cash paid for income taxes	5,505	2,042

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. ORGANIZATION
WESCO International, Inc. ("WESCO International") and its subsidiaries (collectively, “WESCO” or the "Company"), headquartered in Pittsburgh, Pennsylvania, is a full-line distributor of electrical, industrial and communications maintenance, repair and operating ("MRO") and original equipment manufacturer ("OEM") products, construction materials, and advanced supply chain management and logistics services used primarily in the industrial, construction, utility and commercial, institutional and government markets. WESCO serves approximately 70,000 active customers globally through approximately 500 branches and 10 distribution centers located primarily in the United States and Canada, with operations in 16 additional countries.
2. ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements of WESCO have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). The unaudited condensed consolidated financial information should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in WESCO’s 2017 Annual Report on Form 10-K as filed with the SEC on February 22, 2018. The Condensed Consolidated Balance Sheet at December 31, 2017 was derived from the audited Consolidated Financial Statements as of that date, but does not include all of the disclosures required by accounting principles generally accepted in the United States of America.
The unaudited Condensed Consolidated Balance Sheet as of March 31, 2018, the unaudited Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2018 and 2017, respectively, and the unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017, respectively, in the opinion of management, have been prepared on the same basis as the audited Consolidated Financial Statements and include all adjustments necessary for the fair statement of the results of the interim periods presented herein. All adjustments reflected in the unaudited condensed consolidated financial information are of a normal recurring nature unless indicated. The results for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.
Reclassifications
Effective January 1, 2018, WESCO adopted Accounting Standards Update (ASU) 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The adoption of this ASU, as described below and in Note 8, resulted in the reclassification of amounts reported in the unaudited Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2017.
Recently Adopted Accounting Pronouncements
Effective January 1, 2018, WESCO adopted ASU 2014-09, Revenue from Contracts with Customers, and all the related amendments (“Topic 606”) using the modified retrospective approach to all open contracts. There was no impact to WESCO’s previously reported consolidated financial statements and WESCO does not expect the adoption of Topic 606 to have a material impact on its revenue and results of operations on an ongoing basis.
WESCO’s significant accounting policies are disclosed in Note 2 of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2017. Changes to the Company’s significant accounting policies as a result of adopting Topic 606 are described in Note 3 below.
In August 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). This ASU provides guidance on eight specific cash flow issues where there is diversity in practice. The Company adopted this ASU in the first quarter of 2018. The adoption of this guidance did not have an impact on the unaudited condensed consolidated financial information presented herein.
In March 2017, the FASB issued ASU 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU requires that an employer disaggregate the service cost from the other components of net benefit cost. The Company adopted this guidance on a retrospective basis in the first quarter of 2018. See Note 8 for a description of the impact of this accounting standard on the unaudited Condensed Consolidated Statements of Income and Comprehensive Income presented herein. The adoption of this guidance did not have an impact on the Company's unaudited Condensed Consolidated Balance Sheets and the unaudited Condensed Consolidated Statements of Cash Flows presented herein.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The Company adopted this ASU in the first quarter of 2018. The adoption of this guidance did not have an impact on the unaudited condensed consolidated financial information presented herein.
Recently Issued Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases, a comprehensive new standard that amends various aspects of existing accounting guidance for leases, including the recognition of a right-of-use asset and a lease liability in the balance sheet and disclosing key information about leasing arrangements. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The new leasing standard requires modified retrospective transition, which requires application of the new guidance at the beginning of the earliest comparative period presented in the year of adoption. Management is currently evaluating the impact of this standard. Right-of-use assets and lease liabilities will be recorded in the Consolidated Balance Sheets upon adoption; however, an estimate of the impact of this standard is not currently determinable.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduces new guidance for the accounting for credit losses on certain financial instruments. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. Management does not expect the adoption of this accounting standard to have a material impact on its consolidated financial statements and notes thereto.
In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates Step 2 of the goodwill impairment test. Under the amendments in this ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity should apply the amendments in this ASU on a prospective basis. This guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Management expects to adopt this ASU in the fourth quarter of 2018 when the Company performs its annual impairment testing. The Company does not expect the adoption of this accounting standard to have a material impact on its consolidated financial statements and notes thereto.
Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to WESCO’s financial position, results of operations or cash flows.
3. REVENUE
WESCO’s revenue arrangements generally consist of a single performance obligation to transfer a promised good or service, or a combination of goods and services. Revenue is recognized when control has transferred to the customer, which is generally when the product has shipped from a WESCO facility or directly from a supplier. For products that ship directly from suppliers to customers, WESCO acts as the principal in the transaction and recognizes revenue on a gross basis. Revenue for integrated supply services is recognized over time based on hours incurred. This method reflects the transfer of control as the customer benefits from these services as they are being performed. WESCO generally satisfies its performance obligations within a year or less.
WESCO generally does not have significant financing terms associated with its contracts; payments are normally received within 60 days. There are no significant costs associated with obtaining customer contracts. WESCO generally passes through the warranties offered by the applicable manufacturer or supplier to its customers. Sales taxes (and value added taxes in foreign jurisdictions) collected from customers and remitted to governmental authorities are excluded from net sales.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The following tables disaggregate WESCO’s revenue by end market and geography:

	Three Months Ended
	March 31,
(In thousands)	2018	2017
Industrial	$758,976	$678,292
Construction	637,800	571,636
Utility	315,546	266,259
Commercial, Institutional and Government ("CIG")	281,593	256,404
Total by end market	$1,993,915	$1,772,591

	Three Months Ended
	March 31,
(In thousands)	2018	2017
United States	$1,482,718	$1,343,217
Other (1)	511,197	429,374
Total by geography	$1,993,915	$1,772,591

(1)	Other primarily includes net sales to customers in Canada.
WESCO distributes products and provides services to customers globally within the following end markets: (1) industrial, (2) construction, (3) utility, and (4) CIG. Revenue is measured as the amount of consideration WESCO expects to receive in exchange for transferring goods or providing services.
In accordance with certain contractual arrangements, WESCO receives payment from its customers in advance and recognizes such payment as deferred revenue. Revenue for advance payment is recognized when the performance obligation has been satisfied and control has transferred to the customer, which is generally upon shipment. Deferred revenue is usually recognized within a year or less from the date of the customer’s advance payment. At March 31, 2018 and December 31, 2017, $11.2 million and $15.5 million, respectively, of deferred revenue was recorded as a component of other current liabilities in the Condensed Consolidated Balance Sheets.
WESCO’s revenues are adjusted for variable consideration, which includes customer volume rebates, returns, and discounts. WESCO measures variable consideration by estimating expected outcomes using analysis and inputs based upon anticipated performance, historical data, as well as current and forecasted information. Measurement and recognition of variable consideration is reviewed by management on a monthly basis and revenue is adjusted accordingly. Variable consideration reduced revenue for the three months ended March 31, 2018 and 2017 by approximately $23.8 million and $20.0 million, respectively.
Shipping and handling costs are recognized in net sales when they are billed to the customer. These costs are recognized as a component of selling, general and administrative expenses when WESCO does not bill the customer. WESCO has elected to recognize shipping and handling costs as a fulfillment cost. Shipping and handling costs recorded as a component of selling, general and administrative expenses totaled $18.2 million and $13.3 million for the three months ended March 31, 2018 and 2017, respectively.
4. FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, bank overdrafts, and outstanding indebtedness. The reported carrying amounts of WESCO’s debt instruments totaled $1.3 billion and $1.4 billion at March 31, 2018 and December 31, 2017, respectively, and approximated their fair values of $1.4 billion. The Company uses a market approach to determine the fair value of its debt instruments, utilizing quoted prices in active markets, interest rates and other relevant information generated by market transactions involving similar instruments. Therefore, the Company's debt instruments are classified as Level 2 within the fair value hierarchy. For the Company's remaining financial instruments, carrying values are considered to approximate fair value.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

5. GOODWILL
The following table sets forth the changes in the carrying value of goodwill:

	Three Months Ended
	March 31,
(In thousands)	2018	2017
Beginning balance January 1	$1,771,877	$1,720,714
Foreign currency exchange rate changes	(16,198)	4,833
Ending balance March 31	$1,755,679	$1,725,547
6. STOCK-BASED COMPENSATION
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
Effective January 1, 2018, performance-based awards are based on two equally-weighted performance measures, which include the three-year average growth rate of the Company’s fully diluted earnings per share and the three-year cumulative return on net assets. From 2015 to 2017, the two equally-weighted performance-based award metrics were the three-year average growth rate of WESCO's net income and WESCO's total stockholder return in relation to the total stockholder return of a select group of peer companies over a three-year period.
During the three months ended March 31, 2018 and 2017, WESCO granted the following stock-settled stock appreciation rights, restricted stock units and performance-based awards at the following weighted-average fair values:

	Three Months Ended
	March 31, 2018	March 31, 2017
Stock-settled stock appreciation rights granted	491,229	443,731
Weighted-average fair value	$18.40	$20.65

Restricted stock units granted	114,269	98,680
Weighted-average fair value	$62.81	$71.65

Performance-based awards granted	44,144	39,978
Weighted-average fair value	$62.80	$76.63
The fair value of stock-settled stock appreciation rights was estimated using the following weighted-average assumptions:

	Three Months Ended
	March 31, 2018	March 31, 2017
Risk free interest rate	2.5%	1.9%
Expected life (in years)	5	5
Expected volatility	28%	29%

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The risk-free interest rate is based on the U.S. Treasury Daily Yield Curve as of the grant date. The expected life is based on historical exercise experience and the expected volatility is based on the volatility of the Company's daily stock prices over a five-year period preceding the grant date.
The following table sets forth a summary of stock-settled stock appreciation rights and related information for the three months ended March 31, 2018:

	Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2017	2,238,607	$57.75
Granted	491,229	62.81
Exercised	(93,145)	42.52
Forfeited	(48,248)	65.57
Outstanding at March 31, 2018	2,588,443	59.11	6.6	$19,575
Exercisable at March 31, 2018	1,639,025	$57.81	5.1	$16,000
The following table sets forth a summary of time-based restricted stock units and related information for the three months ended March 31, 2018:

	Awards	Weighted- Average Fair Value
Unvested at December 31, 2017	290,054	$58.11
Granted	114,269	62.81
Vested	(57,175)	69.44
Forfeited	(8,572)	56.00
Unvested at March 31, 2018	338,576	$57.84
Performance shares are awards for which the vesting will occur based on market or performance conditions. The following table sets forth a summary of performance-based awards for the three months ended March 31, 2018:

	Awards	Weighted- Average Fair Value
Unvested at December 31, 2017	148,508	$60.23
Granted	44,144	62.80
Vested	—	—
Forfeited	(46,858)	65.44
Unvested at March 31, 2018	145,794	$59.33

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The fair value of the performance shares granted during the three months ended March 31, 2018 and 2017 was estimated using the following weighted-average assumptions:

	Three Months Ended
	March 31, 2018	March 31, 2017
Grant date share price	$62.80	$71.65
WESCO expected volatility	n/a	29%
Peer group median volatility	n/a	24%
Risk-free interest rate	n/a	1.5%
Correlation of peer company returns	n/a	114%
The unvested performance-based awards in the table above include 50,825 shares in which vesting of the ultimate number of shares is dependent upon WESCO's total stockholder return in relation to the total stockholder return of a select group of peer companies over a three-year period. These awards are accounted for as awards with market conditions; compensation cost is recognized over the service period, regardless of whether the market conditions are achieved and the awards ultimately vest.
Vesting of the remaining 94,969 shares of performance-based awards in the table above is dependent upon the achievement of certain performance targets, including 50,825 that are dependent upon the three-year average growth rate of WESCO's net income, 22,072 that are dependent upon the three-year average growth rate of the Company's fully diluted earnings per share, and 22,072 that are based upon the three-year cumulative return on net assets. These awards are accounted for as awards with performance conditions; compensation cost is recognized over the performance period based upon WESCO's determination of whether it is probable that the performance targets will be achieved.
WESCO recognized $3.9 million and $3.6 million of non-cash stock-based compensation expense, which is included in selling, general and administrative expenses, for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, there was $31.7 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements for all awards previously made, of which approximately $12.7 million is expected to be recognized over the remainder of 2018, $12.0 million in 2019, $6.3 million in 2020 and $0.7 million in 2021.
7. EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income attributable to WESCO International by the weighted-average number of common shares outstanding during the periods. Diluted earnings per share is computed by dividing net income attributable to WESCO International by the weighted-average common shares and common share equivalents outstanding during the periods. The dilutive effect of common share equivalents is considered in the diluted earnings per share computation using the treasury stock method, which includes consideration of equity awards.
The following table sets forth the details of basic and diluted earnings per share:

	Three Months Ended
	March 31,
(In thousands, except per share data)	2018	2017
Net income attributable to WESCO International, Inc.	$44,421	$37,729
Weighted-average common shares outstanding used in computing basic earnings per share	47,038	48,707
Common shares issuable upon exercise of dilutive equity awards	570	694
Weighted-average common shares outstanding and common share equivalents used in computing diluted earnings per share	47,608	49,401
Earnings per share attributable to WESCO International, Inc.
Basic	$0.94	$0.77
Diluted	$0.93	$0.76

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

For the three months ended March 31, 2018 and 2017, the computation of diluted earnings per share attributable to WESCO International, Inc. excluded stock-based awards of approximately 1.5 million and 1.3 million, respectively. These amounts were excluded because their effect would have been antidilutive.
8. EMPLOYEE BENEFIT PLANS
A majority of WESCO’s employees are covered by defined contribution retirement savings plans for their services rendered subsequent to WESCO’s formation. WESCO also offers a deferred compensation plan for select individuals. For U.S. participants, WESCO matches contributions made by employees at an amount equal to 50% of participants' total monthly contributions up to a maximum of 6% of eligible compensation. For Canadian participants, WESCO makes contributions in amounts ranging from 3% to 5% of participants' eligible compensation based on years of continuous service. WESCO may also make, subject to the Board of Directors' approval, a discretionary contribution to the defined contribution retirement savings plan covering U.S. participants if certain predetermined profit levels are attained. For the three months ended March 31, 2018 and 2017, WESCO incurred charges of $10.7 million and $5.5 million, respectively, for all such plans. Contributions are made in cash to employee retirement savings plan accounts. The deferred compensation plan is an unfunded plan. As of March 31, 2018 and December 31, 2017, the Company's obligation under the deferred compensation plan was $24.0 million and $24.3 million, respectively. Employees have the option to transfer balances allocated to their accounts in the defined contribution retirement savings plan and the deferred compensation plan into any of the available investment options.
The Company sponsors a contributory defined benefit plan covering substantially all Canadian employees of EECOL and a Supplemental Executive Retirement Plan (the "SERP") for certain executives of EECOL. During the three months ended March 31, 2018, the Company contributed $0.1 million to the SERP.
The following table sets forth the components of net periodic benefit costs for the defined benefit plans:

	Three Months Ended
	March 31,
(In thousands)	2018	2017
Service cost	$1,347	$1,068
Interest cost	1,066	962
Expected return on plan assets	(1,540)	(1,368)
Recognized actuarial gain	(12)	(49)
Net periodic benefit cost	$861	$613
In accordance with ASU 2017-07, as described in Note 2, the service cost of $1.3 million for the three months ended March 31, 2018 was reported as a component of selling, general and administrative expenses. The other components of net periodic benefit cost totaling a net benefit of $0.5 million for the three months ended March 31, 2018 were presented as a component of net interest and other, as described in Note 9 below. For the three months ended March 31, 2017, the Company reclassified a net benefit of $0.5 million from selling, general and administrative expenses to net interest and other. The Company used the amounts disclosed in Note 7 of the Notes to Condensed Consolidated Financial Statements in the Quarterly Report on Form 10-Q for the three months ended March 31, 2017 as the estimation basis for applying the retrospective presentation requirements.
9. NET INTEREST AND OTHER
Net interest and other includes interest expense, interest income, amortization of debt discount and debt issuance costs, the non-service cost components of net periodic benefit cost, and foreign exchange gains and losses from the remeasurement of certain financial instruments. For the three months ended March 31, 2018, a foreign exchange loss of $3.0 million from the remeasurement of a financial instrument was reported as a component of net interest and other. Foreign currency exchange gains and losses were not material for the three months ended March 31, 2017.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

10. COMMITMENTS AND CONTINGENCIES
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
11. INCOME TAXES
The effective tax rate for the three months ended March 31, 2018 and 2017 was 19.6% and 25.0%, respectively. WESCO’s effective tax rate is typically impacted by the tax effect of intercompany financing, foreign tax rate differences, other nondeductible expenses and state income taxes. The lower effective tax rate for the three months ended March 31, 2018 was primarily due to the Tax Cuts and Jobs Act of 2017 (the "TCJA"), which permanently reduced the U.S. federal statutory income tax rate from 35% to 21%, effective January 1, 2018. There were no material discrete items for the three months ended March 31, 2018. In the first quarter of 2017, the application of ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, resulted in a discrete benefit from the exercise and vesting of stock-based awards, which lowered the effective tax rate by 3.1 percentage points.
As of March 31, 2018, provisional amounts are recorded for certain income tax effects of the TCJA for which the accounting is incomplete, but a reasonable estimate can be determined. Future adjustments (if any) will be recognized as discrete income tax expense or benefit in the period the adjustments are determined.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

12. CONDENSED CONSOLIDATING FINANCIAL INFORMATION
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

	Condensed Consolidating Balance Sheet
	March 31, 2018

(In thousands)	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Cash and cash equivalents	$—	$66,313	$57,584	$—	$123,897
Trade accounts receivable, net	—	—	1,205,046	—	1,205,046
Inventories	—	424,167	525,344	—	949,511
Prepaid expenses and other current assets	4,943	23,444	131,937	(20,107)	140,217
Total current assets	4,943	513,924	1,919,911	(20,107)	2,418,671
Intercompany receivables, net	—	—	2,230,504	(2,230,504)	—
Property, buildings and equipment, net	—	52,249	104,115	—	156,364
Intangible assets, net	—	2,611	350,687	—	353,298
Goodwill	—	257,623	1,498,056	—	1,755,679
Investments in affiliates	3,072,786	5,040,227	—	(8,113,013)	—
Other assets	—	2,780	26,521	—	29,301
Total assets	$3,077,729	$5,869,414	$6,129,794	$(10,363,624)	$4,713,313

Accounts payable	$—	$422,681	$382,699	$—	$805,380
Short-term debt	—	—	41,692	—	41,692
Other current liabilities	—	53,780	140,856	(20,107)	174,529
Total current liabilities	—	476,461	565,247	(20,107)	1,021,601
Intercompany payables, net	935,949	1,294,555	—	(2,230,504)	—
Long-term debt, net	—	902,701	389,393	—	1,292,094
Other noncurrent liabilities	3,820	122,911	139,973	—	266,704
Total WESCO International, Inc. stockholders' equity	2,137,960	3,072,786	5,040,227	(8,113,013)	2,137,960
Noncontrolling interests	—	—	(5,046)	—	(5,046)
Total liabilities and stockholders’ equity	$3,077,729	$5,869,414	$6,129,794	$(10,363,624)	$4,713,313

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

	Condensed Consolidating Balance Sheet
	December 31, 2017

(In thousands)	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Cash and cash equivalents	$—	$50,602	$67,351	$—	$117,953
Trade accounts receivable, net	—	—	1,170,080	—	1,170,080
Inventories	—	430,092	526,056	—	956,148
Prepaid expenses and other current assets	4,730	42,547	152,531	(35,140)	164,668
Total current assets	4,730	523,241	1,916,018	(35,140)	2,408,849
Intercompany receivables, net	—	—	2,189,136	(2,189,136)	—
Property, buildings and equipment, net	—	50,198	106,247	—	156,445
Intangible assets, net	—	2,770	364,334	—	367,104
Goodwill	—	257,623	1,514,254	—	1,771,877
Investments in affiliates	3,058,613	5,023,826	—	(8,082,439)	—
Other assets	—	2,778	28,415	—	31,193
Total assets	$3,063,343	$5,860,436	$6,118,404	$(10,306,715)	$4,735,468

Accounts payable	$—	$417,690	$381,830	$—	$799,520
Short-term debt	—	—	34,075	—	34,075
Other current liabilities	—	80,039	162,475	(35,140)	207,374
Total current liabilities	—	497,729	578,380	(35,140)	1,040,969
Intercompany payables, net	939,784	1,249,352	—	(2,189,136)	—
Long-term debt, net	—	934,033	379,228	—	1,313,261
Other noncurrent liabilities	3,820	120,709	140,566	—	265,095
Total WESCO International, Inc. stockholders' equity	2,119,739	3,058,613	5,023,826	(8,082,439)	2,119,739
Noncontrolling interests	—	—	(3,596)	—	(3,596)
Total liabilities and stockholders’ equity	$3,063,343	$5,860,436	$6,118,404	$(10,306,715)	$4,735,468

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

	Condensed Consolidating Statement of Income and Comprehensive Income
	Three Months Ended
	March 31, 2018

(In thousands)	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net sales	$—	$882,399	$1,150,110	$(38,594)	$1,993,915
Cost of goods sold (excluding depreciation and
amortization)	—	716,258	936,302	(38,594)	1,613,966
Selling, general and administrative expenses	—	150,482	140,347	—	290,829
Depreciation and amortization	—	4,616	11,263	—	15,879
Results of affiliates’ operations	42,971	45,200	—	(88,171)	—
Net interest and other	—	13,816	5,967	—	19,783
Income tax (benefit) expense	—	(544)	11,031	—	10,487
Net income	42,971	42,971	45,200	(88,171)	42,971
Net loss attributable to noncontrolling interests	—	—	(1,450)	—	(1,450)
Net income attributable to WESCO International, Inc.	$42,971	$42,971	$46,650	$(88,171)	$44,421
Other comprehensive loss:
Foreign currency translation adjustments	(28,800)	(28,800)	(28,800)	57,600	(28,800)
Comprehensive income attributable to WESCO International, Inc.	$14,171	$14,171	$17,850	$(30,571)	$15,621

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

	Condensed Consolidating Statement of Income and Comprehensive Income
	Three Months Ended
	March 31, 2017

(In thousands)	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net sales	$—	$778,611	$1,019,654	$(25,674)	$1,772,591
Cost of goods sold (excluding depreciation and
amortization)	—	621,748	826,499	(25,674)	1,422,573
Selling, general and administrative expenses	—	135,257	132,162	—	267,419
Depreciation and amortization	—	4,753	11,212	—	15,965
Results of affiliates’ operations	37,800	34,428	—	(72,228)	—
Net interest and other	—	21,008	(4,742)	—	16,266
Income tax (benefit) expense	—	(1,037)	13,605	—	12,568
Net income	37,800	31,310	40,918	(72,228)	37,800
Net income attributable to noncontrolling interests	—	—	71	—	71
Net income attributable to WESCO International, Inc.	$37,800	$31,310	$40,847	$(72,228)	$37,729
Other comprehensive income:
Foreign currency translation adjustments	11,568	11,568	11,568	(23,136)	11,568
Post retirement benefit plan adjustments, net of tax	252	252	252	(504)	252
Comprehensive income attributable to WESCO International, Inc.	$49,620	$43,130	$52,667	$(95,868)	$49,549
Reclassification
As described in Note 8, the Company reclassified a net benefit of $0.5 million from selling, general and administrative expenses to net interest and other in the previously reported Condensed Consolidated Statement of Income and Comprehensive Income for the three months ended March 31, 2017.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

	Condensed Consolidating Statement of Cash Flows
	Three Months Ended
	March 31, 2018

(In thousands)	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net cash provided by (used in) operating activities	$5,497	$57,694	$(10,198)	$—	$52,993
Investing activities:
Capital expenditures	—	(2,954)	(4,708)	—	(7,662)
Dividends received from subsidiaries	—	22,744	—	(22,744)	—
Other	—	(18,908)	(8,760)	18,908	(8,760)
Net cash provided by (used in) investing activities	—	882	(13,468)	(3,836)	(16,422)
Financing activities:
Borrowings	—	58,000	515,663	(22,744)	550,919
Repayments	(3,836)	(90,000)	(477,220)	3,836	(567,220)
Repurchases of common stock	(1,661)	—	—	—	(1,661)
Decrease in bank overdrafts	—	(10,575)	—	—	(10,575)
Dividends paid by subsidiaries	—	—	(22,744)	22,744	—
Other	—	(290)	—	—	(290)
Net cash (used in) provided by financing activities	(5,497)	(42,865)	15,699	3,836	(28,827)
Effect of exchange rate changes on cash and cash equivalents	—	—	(1,800)	—	(1,800)
Net change in cash and cash equivalents	—	15,711	(9,767)	—	5,944
Cash and cash equivalents at the beginning of period	—	50,602	67,351	—	117,953
Cash and cash equivalents at the end of period	$—	$66,313	$57,584	$—	$123,897

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
13. SUBSEQUENT EVENTS
The Company evaluated subsequent events and concluded that no subsequent events have occurred that would require recognition in the unaudited Condensed Consolidated Financial Statements or disclosure in the Notes thereto.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with the information in the unaudited condensed consolidated financial statements and notes thereto included herein and WESCO International, Inc.’s audited Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in its 2017 Annual Report on Form 10-K. The matters discussed herein may contain forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from expectations. Certain of these risks are set forth in WESCO International, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as well as WESCO International, Inc.’s other reports filed with the Securities and Exchange Commission.
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
We serve approximately 70,000 active customers globally through approximately 500 branches located primarily in the United States and Canada, with operations in 16 additional countries and 10 distribution centers located in the United States and Canada. We employ approximately 9,100 employees worldwide. We distribute over 1,000,000 products, grouped into six categories, from more than 26,000 suppliers, utilizing a highly automated, proprietary electronic procurement and inventory replenishment system.
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
Our financial results for the first three months of 2018 reflect sales growth in all end markets and geographies, as well as favorable operating leverage, partially offset by unfavorable business mix. Net sales increased $221.3 million, or 12.5%, over the same period last year. Cost of goods sold as a percentage of net sales was 80.9% and 80.3% for the first three months of 2018 and 2017, respectively. Selling, general and administrative ("SG&A") expenses as a percentage of net sales were 14.6% and 15.1% for the first three months of 2018 and 2017, respectively. Operating profit was $73.2 million for the current three month period, compared to $66.6 million for the first three months of 2017. Operating profit increased primarily due to higher sales volume. Net income attributable to WESCO International, Inc. for the three months ended March 31, 2018 and 2017 was $44.4 million and $37.7 million, respectively.
Cash Flow
We generated $53.0 million of operating cash flow for the first three months of 2018. Investing activities consisted of $7.7 million of capital expenditures and $8.8 million for the purchase of a foreign financial instrument. Financing activities were comprised of borrowings and repayments of $308.0 million and $320.0 million, respectively, related to our revolving credit facility (the "Revolving Credit Facility"), borrowings and repayments of $185.0 million and $175.0 million, respectively, related to our accounts receivable securitization facility (the “Receivables Facility”) and repayments of $20.0 million applied to our term loan facility (the "Term Loan Facility"). Financing activities for the first three months of 2018 also included borrowings and repayments on our various international lines of credit of approximately $57.9 million and $52.2 million, respectively. Free cash flow for the first three months of 2018 and 2017 was $45.3 million and $43.1 million, respectively.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

The following table sets forth the components of free cash flow:

	Three Months Ended
(In millions)	March 31, 2018	March 31, 2017
Cash flow provided by operations	$53.0	$47.6
Less: Capital expenditures	(7.7)	(4.5)
Free cash flow	$45.3	$43.1
Note: Free cash flow is a non-GAAP financial measure of liquidity. Capital expenditures are deducted from operating cash flow to determine free cash flow. Free cash flow is available to fund investing and financing activities.
Financing Availability
As of March 31, 2018, we had $576.4 million in total available borrowing capacity under our Revolving Credit Facility, which was comprised of $358.7 million of availability under the U.S. sub-facility and $217.7 million of availability under the Canadian sub-facility. Available borrowing capacity under our Receivables Facility was $160.0 million. The Revolving Credit Facility and the Receivables Facility both mature in September 2020.
Critical Accounting Policies and Estimates
During the three months ended March 31, 2018, we adopted Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, and all the related amendments, ASU 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, as well as certain other ASUs. See Note 2 of our Notes to the unaudited Condensed Consolidated Financial Statements for information regarding our critical accounting policies.
Results of Operations
First Quarter of 2018 versus First Quarter of 2017
The following table sets forth the percentage relationship to net sales of certain items in our Condensed Consolidated Statements of Income and Comprehensive Income for the periods presented:

	Three Months Ended
	March 31,
	2018	2017
Net sales	100.0%	100.0%
Cost of goods sold (excluding depreciation and amortization)	80.9	80.3
Selling, general and administrative expenses (1)	14.6	15.1
Depreciation and amortization	0.8	0.9
Income from operations	3.7	3.7
Net interest and other (1)	1.0	0.9
Income before income taxes	2.7	2.8
Provision for income taxes	0.5	0.7
Net income attributable to WESCO International, Inc.	2.2%	2.1%

(1)
As described in Note 8 of the Notes to the unaudited Condensed Consolidated Financial Statements, we adopted Accounting Standards Update (ASU) 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, on a retrospective basis during the first quarter of 2018. This ASU requires the disaggregation of service cost from the other components of net periodic benefit cost. For the three months ended March 31, 2018 and 2017, the non-service cost components of net periodic benefit cost aggregated to a benefit of $0.5 million and are included in net interest and other.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Net sales were $2.0 billion for the first quarter of 2018, compared to $1.8 billion for the first quarter of 2017, an increase of 12.5%. Organic sales for the first quarter of 2018 grew by 10.9% and foreign exchange rates positively impacted net sales by 1.6%.
The following table sets forth organic sales growth for the period presented:

Three Months Ended
March 31, 2018
Change in net sales	12.5%
Impact from acquisitions	—%
Impact from foreign exchange rates	1.6%
Impact from number of workdays	—%
Organic sales growth	10.9%
Note: Organic sales growth is a non-GAAP financial measure of sales performance. Organic sales growth is calculated by deducting the percentage impact from acquisitions in the first year of ownership, foreign exchange rates and number of workdays from the overall percentage change in consolidated net sales.
Cost of goods sold for the first quarter of 2018 was $1.6 billion, compared to $1.4 billion for the first quarter of 2017. As a percentage of net sales, cost of goods sold was 80.9% and 80.3%, respectively. The increase in cost of goods sold as a percentage of net sales was primarily due to geographic and end market business mix, a challenging pricing environment, as well as a reclassification of certain labor costs from SG&A to cost of goods sold.
SG&A expenses for the first quarter of 2018 totaled $290.8 million versus $267.4 million for the first quarter of 2017. As a percentage of net sales, SG&A expenses were 14.6% and 15.1%, respectively. SG&A expenses reflect higher volume-related costs and variable compensation expense.
SG&A payroll expenses for the first quarter of 2018 of $201.8 million increased by $15.0 million compared to the same period in 2017 primarily due to higher sales volume and variable compensation expense, which was partially offset by a reclassification of certain labor costs from SG&A to cost of goods sold.
Depreciation and amortization for the first quarter of 2018 and 2017 was $15.9 million and $16.0 million, respectively.
Net interest and other totaled $19.8 million for the first quarter of 2018 compared to $16.2 million for the first quarter of 2017. The increase was primarily due to a foreign exchange loss of $3.0 million from the remeasurement of a financial instrument.
Income tax expense totaled $10.5 million for the first quarter of 2018 compared to $12.6 million in last year's comparable period and the effective tax rate was 19.6% and 25.0%, respectively. The lower effective tax rate in the current quarter is primarily due to the Tax Cuts and Jobs Act of 2017, which permanently reduced the U.S. federal statutory income tax rate from 35% to 21%, effective January 1, 2018.
Net income for the first quarter of 2018 was $42.9 million, compared to net income of $37.8 million for the first quarter of 2017.
Net loss of $1.5 million was attributable to noncontrolling interests for the first quarter of 2018, as compared to net income of $0.1 million for the first quarter of 2017. The change in net income (loss) attributable to noncontrolling interests was primarily due to the effect of foreign currency.
Net income and diluted earnings per share attributable to WESCO International, Inc. were $44.4 million and $0.93 per share, respectively, for the first quarter of 2018, compared with net income and diluted earnings per share of $37.7 million and $0.76 per share, respectively, for the first quarter of 2017.
Liquidity and Capital Resources
Total assets, total liabilities and total stockholders' equity were $4.7 billion, $2.6 billion and $2.1 billion, respectively, at March 31, 2018 and December 31, 2017.
Our liquidity needs generally arise from fluctuations in our working capital requirements, capital expenditures, acquisitions and debt service obligations. As of March 31, 2018, we had $576.4 million in available borrowing capacity under our Revolving Credit Facility and $160.0 million in available borrowing capacity under our Receivables Facility, which combined with available cash of $76.6 million, provided liquidity of $813.0 million. Cash included in our determination of liquidity represents cash in deposit and interest bearing investment accounts. We believe cash provided by operations and financing activities will be adequate

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

to cover our current operational and business needs. In addition, we regularly review our mix of fixed versus variable rate debt, and we may, from time to time, issue or retire borrowings and/or refinance existing debt in an effort to mitigate the impact of interest rate and foreign exchange rate fluctuations, and to maintain a cost-effective capital structure consistent with its anticipated capital requirements. At March 31, 2018, approximately 63% of our debt portfolio was comprised of fixed rate debt.
We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions. We also communicate on a regular basis with our lenders regarding our financial and working capital performance, liquidity position and financial leverage. Our financial leverage ratio was 3.5 and 3.6 as of March 31, 2018 and December 31, 2017, respectively. In addition, we are in compliance with all covenants and restrictions contained in our debt agreements as of March 31, 2018.
The following table sets forth our financial leverage ratio as of March 31, 2018 and December 31, 2017:

	Twelve months ended
(In millions of dollars, except ratio)	March 31, 2018	December 31, 2017
Income from operations (1)	$325.6	$319.2
Depreciation and amortization	63.9	64.0
EBITDA	$389.5	$383.2

	March 31, 2018	December 31, 2017
Short-term borrowings and current debt	$42.9	$35.3
Long-term debt	1,292.1	1,313.3
Debt discount and debt issuance costs (2)	13.2	14.2
Total debt	$1,348.2	$1,362.8

Financial leverage ratio	3.5	3.6

(1)
Due to the adoption of ASU 2017-07 on a retrospective basis in the first quarter of 2018, we classified the non-service cost components of net periodic benefit cost as part of net interest and other for the twelve months ended March 31, 2018 and December 31, 2017. These components aggregated to a benefit of $1.9 million and $1.8 million, respectively.

(2)	Long-term debt is presented in the condensed consolidated balance sheets net of debt discount and debt issuance costs.
Note: Financial leverage is a non-GAAP measure of the use of debt. Financial leverage ratio is calculated by dividing total debt, including debt discount and debt issuance costs, by EBITDA. EBITDA, which is also a non-GAAP financial measure, is defined as the trailing twelve months earnings before interest, taxes, depreciation and amortization.
At March 31, 2018, we had cash and cash equivalents totaling $123.9 million, of which $69.7 million was held by foreign subsidiaries. The cash held by our foreign subsidiaries could be subject to additional income taxes if repatriated. We continue to believe that we are able to maintain a sufficient level of liquidity for our domestic operations and commitments without repatriation of the cash held by these foreign subsidiaries. However, as a result of the Tax Cuts and Jobs Act of 2017, we are reevaluating our intent and ability to repatriate foreign cash based upon the available liquidity and cash flow needs of our foreign subsidiaries and will disclose in future filings any change in our intention to repatriate undistributed foreign earnings and any resulting income tax impacts.
We did not note any triggering events or substantive changes during the first three months of 2018 that would require an interim evaluation of impairment of goodwill or indefinite-lived intangible assets. We will perform our annual impairment testing of goodwill and indefinite-lived intangible assets during the fourth quarter.
Over the next several quarters, we plan to closely manage working capital, and it is expected that excess cash will be directed primarily at growth initiatives, acquisitions, debt reduction, and share repurchases. We remain focused on maintaining ample liquidity and credit availability. We anticipate capital expenditures in 2018 to be higher compared to 2017 as we continue to invest in our business. We believe our balance sheet and ability to generate ample cash flow provides us with a durable business model and should allow us to fund expansion needs and growth initiatives.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Cash Flow
Operating Activities. Net cash provided by operating activities for the first three months of 2018 totaled $53.0 million, compared with $47.6 million of cash generated for the first three months of 2017. Net cash provided by operating activities included net income of $42.9 million and adjustments to net income totaling $23.7 million. Other sources of cash in the first three months of 2018 included a decrease in other accounts receivable of $30.0 million due primarily to the collection of supplier volume rebates earned in 2017, an increase in accounts payable of $8.1 million, a decrease in prepaid expenses and other assets of $4.8 million, a decrease in inventories of $3.0 million, and an increase in other current and noncurrent liabilities of $2.6 million. Primary uses of cash in the first three months of 2018 included: an increase in trade accounts receivable of $37.5 million resulting from higher sales in the latter part of the quarter; and, a decrease in accrued payroll and benefit costs of $24.6 million resulting primarily from the payment of management incentive compensation earned in 2017.
Net cash provided by operating activities for the first three months of 2017 totaled $47.6 million, which included net income of $37.8 million and adjustments to net income totaling $22.9 million. Other sources of cash in 2017 included: an increase in accounts payable of $26.1 million; a decrease in other accounts receivable of $18.3 million due primarily to the collection of supplier volume rebates earned in 2016; a decrease in prepaid expenses and other assets of $6.9 million; and, an increase in other current and noncurrent liabilities of $5.9 million. Primary uses of cash in 2017 included: an increase in inventories of $26.4 million; an increase in trade accounts receivable of $22.1 million; and, a decrease in accrued payroll and benefit costs of $21.8 million resulting primarily from the payment of management incentive compensation earned in 2016.
Investing Activities. Net cash used in investing activities for the first three months of 2018 was $16.4 million, compared with $4.5 million of net cash used during the first three months of 2017. Capital expenditures were $7.7 million for the three month period ended March 31, 2018, compared to $4.5 million for the three month period ended March 31, 2017. The first three months of 2018 also included other payments of $8.8 million for the purchase of a foreign financial instrument.
Financing Activities. Net cash used in financing activities for the first three months of 2018 was $28.8 million, compared to $50.7 million used in the first three months of 2017. During the first three months of 2018, financing activities consisted of borrowings and repayments of $308.0 million and $320.0 million, respectively, related to our Revolving Credit Facility, borrowings and repayments of $185.0 million and $175.0 million, respectively, related to our Receivables Facility and repayments of $20.0 million applied to our Term Loan Facility. Financing activities for the first three months of 2018 also included borrowings and repayments on our various international lines of credit of approximately $57.9 million and $52.2 million, respectively.
During the first three months of 2017, financing activities consisted of borrowings and repayments of $183.7 million and $187.7 million, respectively, related to our Revolving Credit Facility, borrowings and repayments of $105.0 million and $140.0 million, respectively, related to our Receivables Facility, and repayments of $15.0 million applied to our Term Loan Facility. Financing activities in the first quarter of 2017 also included borrowings and repayments on our various international lines of credit of approximately $30.1 million and $23.9 million, respectively.
Contractual Cash Obligations and Other Commercial Commitments
There were no material changes in our contractual obligations and other commercial commitments that would require an update to the disclosure provided in our 2017 Annual Report on Form 10-K. Management believes that cash generated from operations, together with amounts available under our Revolving Credit Facility and the Receivables Facility, will be sufficient to meet our working capital, capital expenditures and other cash requirements for the foreseeable future. However, there can be no assurances that this will continue to be the case.
Inflation
The rate of inflation, as measured by changes in the producer price index, affects different commodities, the cost of products purchased and ultimately the pricing of our different products and product classes to our customers. For the three months ended March 31, 2018, pricing related to inflation had an approximately 2% impact on our sales.
Seasonality
Our operating results are not significantly affected by seasonal factors. Sales during the first quarter are usually affected by a reduced level of activity. Sales during the second, third and fourth quarters are generally 6 - 8% higher than the first quarter. Sales typically increase beginning in March, with slight fluctuations per month through October. During periods of economic expansion or contraction, our sales by quarter have varied significantly from this pattern.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Impact of Recently Issued Accounting Standards
See Note 2 of our Notes to Condensed Consolidated Financial Statements for information regarding the effect of new accounting pronouncements.
Forward-Looking Statements
From time to time in this report and in other written reports and oral statements, references are made to expectations regarding our future performance. When used in this context, the words “anticipates,” “plans,” “believes,” “estimates,” “intends,” “expects,” “projects,” “will” and similar expressions may identify forward-looking statements, although not all forward-looking statements contain such words. Such statements including, but not limited to, our statements regarding business strategy, growth strategy, competitive strengths, productivity and profitability enhancement, competition, new product and service introductions and liquidity and capital resources are based on management’s beliefs, as well as on assumptions made by and information currently available to, management, and involve various risks and uncertainties, some of which are beyond our control. Our actual results could differ materially from those expressed in any forward-looking statement made by us or on our behalf. In light of these risks and uncertainties, there can be no assurance that the forward-looking information will in fact prove to be accurate. Certain of these risks are set forth in the WESCO International’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as well as WESCO International’s other reports filed with the Securities and Exchange Commission. We have undertaken no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Item 3.    Quantitative and Qualitative Disclosures about Market Risks.
There have not been any material changes to our exposures to market risk during the quarter ended March 31, 2018 that would require an update to the relevant disclosures provided in our 2017 Annual Report on Form 10-K.
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
During the first quarter of 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers, and all the related amendments. Although the adoption of this new revenue standard had no impact on our results of operations, financial position or cash flows, we did expand our controls related to revenue recognition. However, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
There have been no material changes to the risk factors previously disclosed in Item 1A. to Part 1 of WESCO’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
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

WESCO International, Inc.
(Registrant)

May 4, 2018	By:	/s/ David S. Schulz
(Date)		David S. Schulz
Senior Vice President and Chief Financial Officer