Form 10-Q
period 2018-06-30
WESCO INTERNATIONAL INC
filed 2018-08-03
CIK 929008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 2, 2018, 47,099,411 shares of common stock, $0.01 par value, of the registrant were outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
The interim financial information required by this item is set forth in the unaudited Condensed Consolidated Financial Statements and Notes thereto in this Quarterly Report on Form 10-Q, as follows:

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except share data)
(unaudited)

	As of
	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$110,940	$117,953
Trade accounts receivable, net of allowance for doubtful accounts of $22,763 and $21,313 in 2018 and 2017, respectively	1,257,330	1,170,080
Other accounts receivable	62,361	101,229
Inventories	935,231	956,148
Prepaid expenses and other current assets	81,078	63,439
Total current assets	2,446,940	2,408,849
Property, buildings and equipment, net of accumulated depreciation of $285,632 and $278,455 in 2018 and 2017, respectively	157,492	156,445
Intangible assets, net of accumulated amortization of $237,716 and $223,554 in 2018 and 2017, respectively	340,579	367,104
Goodwill	1,744,694	1,771,877
Other assets	25,281	31,193
Total assets	$4,714,986	$4,735,468
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$818,179	$799,520
Accrued payroll and benefit costs	54,353	72,686
Short-term debt	35,527	34,075
Current portion of long-term debt	1,188	1,224
Bank overdrafts	28,296	37,644
Other current liabilities	88,366	95,820
Total current liabilities	1,025,909	1,040,969
Long-term debt, net of debt discount and debt issuance costs of $11,441 and $14,224 in 2018 and 2017, respectively	1,261,705	1,313,261
Deferred income taxes	140,498	136,858
Other noncurrent liabilities	121,119	128,237
Total liabilities	$2,549,231	$2,619,325
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $.01 par value; 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 210,000,000 shares authorized, 59,144,569 and 59,045,762 shares issued and 47,099,031 and 47,009,540 shares outstanding in 2018 and 2017, respectively	591	591
Class B nonvoting convertible common stock, $.01 par value; 20,000,000 shares authorized, 4,339,431 issued and no shares outstanding in 2018 and 2017, respectively	43	43
Additional capital	1,005,897	999,156
Retained earnings	2,182,484	2,079,697
Treasury stock, at cost; 16,384,969 and 16,375,653 shares in 2018 and 2017, respectively	(647,843)	(647,158)
Accumulated other comprehensive loss	(370,105)	(312,590)
Total WESCO International, Inc. stockholders' equity	2,171,067	2,119,739
Noncontrolling interests	(5,312)	(3,596)
Total stockholders’ equity	2,165,755	2,116,143
Total liabilities and stockholders’ equity	$4,714,986	$4,735,468

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands of dollars, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2018	2017	2018	2017
Net sales (Note 3)	$2,103,994	$1,909,624	$4,097,909	$3,682,215
Cost of goods sold (excluding depreciation and
amortization)	1,704,100	1,543,510	3,318,066	2,966,083
Selling, general and administrative expenses (Note 8)	292,888	267,735	583,717	535,153
Depreciation and amortization	15,823	15,721	31,703	31,686
Income from operations	91,183	82,658	164,423	149,293
Net interest and other (Notes 8 and 9)	17,741	16,369	37,524	32,636
Income before income taxes	73,442	66,289	126,899	116,657
Provision for income taxes	15,769	16,754	26,255	29,323
Net income	57,673	49,535	100,644	87,334
Less: Net (loss) income attributable to noncontrolling interests	(267)	25	(1,717)	96
Net income attributable to WESCO International, Inc.	$57,940	$49,510	$102,361	$87,238
Other comprehensive income (loss):
Foreign currency translation adjustments	(28,715)	33,381	(57,515)	44,949
Post retirement benefit plan adjustments, net of tax	—	—	—	252
Comprehensive income attributable to WESCO International, Inc.	$29,225	$82,891	$44,846	$132,439

Earnings per share attributable to WESCO International, Inc.
Basic	$1.23	$1.03	$2.18	$1.80
Diluted	$1.22	$1.02	$2.15	$1.78

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(unaudited)

	Six Months Ended
	June 30
	2018	2017
Operating activities:
Net income	$100,644	$87,334
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,703	31,686
Deferred income taxes	6,100	6,404
Other operating activities, net	11,027	8,306
Changes in assets and liabilities:
Trade accounts receivable, net	(102,567)	(95,978)
Other accounts receivable	38,430	16,425
Inventories	11,407	(36,877)
Prepaid expenses and other assets	(12,866)	(6,360)
Accounts payable	26,073	76,836
Accrued payroll and benefit costs	(16,588)	(10,786)
Other current and noncurrent liabilities	(6,542)	(10,221)
Net cash provided by operating activities	86,821	66,769

Investing activities:
Capital expenditures	(16,384)	(9,795)
Other investing activities	(8,684)	3,467
Net cash used in investing activities	(25,068)	(6,328)

Financing activities:
Proceeds from issuance of short-term debt	87,861	69,257
Repayments of short-term debt	(85,761)	(68,517)
Proceeds from issuance of long-term debt	794,888	662,078
Repayments of long-term debt	(848,888)	(692,078)
Repurchases of common stock (Note 7)	(1,891)	(56,665)
(Decrease) increase in bank overdrafts	(9,408)	155
Other financing activities, net	(550)	(768)
Net cash used in financing activities	(63,749)	(86,538)

Effect of exchange rate changes on cash and cash equivalents	(5,017)	3,765

Net change in cash and cash equivalents	(7,013)	(22,332)
Cash and cash equivalents at the beginning of period	117,953	110,131
Cash and cash equivalents at the end of period	$110,940	$87,799
Supplemental disclosures:
Cash paid for interest	$32,380	$30,776
Cash paid for income taxes	33,792	30,664

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
The unaudited Condensed Consolidated Balance Sheet as of June 30, 2018, the unaudited Condensed Consolidated Statements of Income and Comprehensive Income for the six months ended June 30, 2018 and 2017, respectively, and the unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017, respectively, in the opinion of management, have been prepared on the same basis as the audited Consolidated Financial Statements and include all adjustments necessary for the fair statement of the results of the interim periods presented herein. All adjustments reflected in the unaudited condensed consolidated financial information are of a normal recurring nature unless indicated. The results for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.
Reclassifications
Effective January 1, 2018, WESCO adopted Accounting Standards Update (ASU) 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The adoption of this ASU, as described below and in Note 8, resulted in the reclassification of amounts reported in the unaudited Condensed Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2017.
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
Recently Issued Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases, a comprehensive new standard that amends various aspects of existing accounting guidance for leases, including the recognition of a right-of-use asset and a lease liability in the balance sheet and disclosing key information about leasing arrangements. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The new leasing standard requires modified retrospective transition, which requires application of the new guidance at the beginning of the earliest comparative period presented in the year of adoption. Management has established a cross-functional team to evaluate and implement the new standard. The team is currently in the process of gathering lease data and selecting a third-party software solution to assist with accounting for leases under the new standard. Upon adoption, right-of-use assets and lease liabilities will be recorded in the Consolidated Balance Sheets.
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
3. REVENUE
WESCO’s revenue arrangements generally consist of single performance obligations to transfer a promised good or service, or a combination of goods and services. Revenue is recognized when control has transferred to the customer, which is generally when the product has shipped from a WESCO facility or directly from a supplier. For products that ship directly from suppliers to customers, WESCO acts as the principal in the transaction and recognizes revenue on a gross basis. Revenue for integrated supply services is recognized over time based on hours incurred. This method reflects the transfer of control as the customer benefits from these services as they are being performed. WESCO generally satisfies its performance obligations within a year or less.
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The following tables disaggregate WESCO’s revenue by end market and geography:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2018	2017	2018	2017
Industrial	$760,741	$711,305	$1,519,723	$1,389,601
Construction	683,752	623,763	1,321,551	1,195,392
Utility	336,961	282,400	652,506	548,660
Commercial, Institutional and Government ("CIG")	322,540	292,156	604,129	548,562
Total by end market	$2,103,994	$1,909,624	$4,097,909	$3,682,215

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2018	2017	2018	2017
United States	$1,563,392	$1,451,401	$3,046,140	$2,794,601
Other (1)	540,602	458,223	1,051,769	887,614
Total by geography	$2,103,994	$1,909,624	$4,097,909	$3,682,215

(1)	Other primarily includes net sales to customers in Canada.
WESCO distributes products and provides services to customers globally within the following end markets: (1) industrial, (2) construction, (3) utility, and (4) CIG. Revenue is measured as the amount of consideration WESCO expects to receive in exchange for transferring goods or providing services.
In accordance with certain contractual arrangements, WESCO receives payment from its customers in advance and recognizes such payment as deferred revenue. Revenue for advance payment is recognized when the performance obligation has been satisfied and control has transferred to the customer, which is generally upon shipment. Deferred revenue is usually recognized within a year or less from the date of the customer’s advance payment. At June 30, 2018 and December 31, 2017, $11.6 million and $15.5 million, respectively, of deferred revenue was recorded as a component of other current liabilities in the Condensed Consolidated Balance Sheets.
WESCO’s revenues are adjusted for variable consideration, which includes customer volume rebates, returns, and discounts. WESCO measures variable consideration by estimating expected outcomes using analysis and inputs based upon anticipated performance, historical data, as well as current and forecasted information. Measurement and recognition of variable consideration is reviewed by management on a monthly basis and revenue is adjusted accordingly. Variable consideration reduced revenue for the three months ended June 30, 2018 and 2017 by approximately $25.0 million and $21.7 million, respectively, and by approximately $49.4 million and $42.3 million for the six months ended June 30, 2018 and 2017, respectively.
Shipping and handling costs are recognized in net sales when they are billed to the customer. These costs are recognized as a component of selling, general and administrative expenses when WESCO does not bill the customer. WESCO has elected to recognize shipping and handling costs as a fulfillment cost. Shipping and handling costs recorded as a component of selling, general and administrative expenses totaled $18.6 million and $14.4 million for the three months ended June 30, 2018 and 2017, respectively, and $36.8 million and $27.8 million for the six months ended June 30, 2018 and 2017, respectively.
4. FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, bank overdrafts, and outstanding indebtedness. The reported carrying amounts of WESCO's financial instruments approximated their fair values as of June 30, 2018 and December 31, 2017.
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

5. GOODWILL
The following table sets forth the changes in the carrying value of goodwill:

	Six Months Ended
	June 30
(In thousands)	2018	2017
Beginning balance January 1	$1,771,877	$1,720,714
Foreign currency exchange rate changes	(27,183)	20,826
Ending balance June 30	$1,744,694	$1,741,540
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
During the three and six months ended June 30, 2018 and 2017, WESCO granted the following stock-settled stock appreciation rights, restricted stock units and performance-based awards at the following weighted-average fair values:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Stock-settled stock appreciation rights granted	8,402	—	499,631	443,731
Weighted-average fair value	$17.85	$—	$18.39	$20.65

Restricted stock units granted	2,502	—	116,771	98,680
Weighted-average fair value	$59.95	$—	$62.75	$71.65

Performance-based awards granted	—	—	44,144	39,978
Weighted-average fair value	$—	$—	$62.80	$76.63

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The fair value of stock-settled stock appreciation rights was estimated using the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Risk free interest rate	2.8%	n/a	2.5%	1.9%
Expected life (in years)	5	n/a	5	5
Expected volatility	28%	n/a	28%	29%
The risk-free interest rate is based on the U.S. Treasury Daily Yield Curve as of the grant date. The expected life is based on historical exercise experience and the expected volatility is based on the volatility of the Company's daily stock prices over a five-year period preceding the grant date.
The following table sets forth a summary of stock-settled stock appreciation rights and related information for the six months ended June 30, 2018:

	Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2017	2,238,607	$57.75
Granted	499,631	62.76
Exercised	(158,279)	39.63
Forfeited	(135,511)	68.78
Outstanding at June 30, 2018	2,444,448	59.33	6.6	$13,624
Exercisable at June 30, 2018	1,523,126	$58.09	5.2	$11,130
The following table sets forth a summary of time-based restricted stock units and related information for the six months ended June 30, 2018:

	Awards	Weighted- Average Fair Value
Unvested at December 31, 2017	290,054	$58.11
Granted	116,771	62.75
Vested	(57,175)	69.44
Forfeited	(10,710)	56.45
Unvested at June 30, 2018	338,940	$57.85

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

Performance shares are awards for which the vesting will occur based on market or performance conditions. The following table sets forth a summary of performance-based awards for the six months ended June 30, 2018:

	Awards	Weighted- Average Fair Value
Unvested at December 31, 2017	148,508	$60.23
Granted	44,144	62.80
Vested	—	—
Forfeited	(52,342)	65.31
Unvested at June 30, 2018	140,310	$59.33
The fair value of the performance shares granted during the six months ended June 30, 2018 and 2017 was estimated using the following weighted-average assumptions:

	Six Months Ended
	June 30, 2018	June 30, 2017
Grant date share price	$62.80	$71.65
WESCO expected volatility	n/a	29%
Peer group median volatility	n/a	24%
Risk-free interest rate	n/a	1.5%
Correlation of peer company returns	n/a	114%
The unvested performance-based awards in the table above include 48,805 shares in which vesting of the ultimate number of shares is dependent upon WESCO's total stockholder return in relation to the total stockholder return of a select group of peer companies over a three-year period. These awards are accounted for as awards with market conditions; compensation cost is recognized over the service period, regardless of whether the market conditions are achieved and the awards ultimately vest.
Vesting of the remaining 91,505 shares of performance-based awards in the table above is dependent upon the achievement of certain performance targets, including 48,805 that are dependent upon the three-year average growth rate of WESCO's net income, 21,350 that are dependent upon the three-year average growth rate of the Company's fully diluted earnings per share, and 21,350 that are based upon the three-year cumulative return on net assets. These awards are accounted for as awards with performance conditions; compensation cost is recognized over the performance period based upon WESCO's determination of whether it is probable that the performance targets will be achieved.
WESCO recognized $4.4 million and $4.1 million of non-cash stock-based compensation expense, which is included in selling, general and administrative expenses, for the three months ended June 30, 2018 and 2017, respectively. WESCO recognized $8.0 million and $7.8 million of non-cash stock-based compensation expense, which is included in selling, general and administrative expenses, for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, there was $27.0 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements for all awards previously made, of which approximately $8.3 million is expected to be recognized over the remainder of 2018, $11.7 million in 2019, $6.3 million in 2020 and $0.7 million in 2021.
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The following table sets forth the details of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands, except per share data)	2018	2017	2018	2017
Net income attributable to WESCO International	$57,940	$49,510	$102,361	$87,238
Weighted-average common shares outstanding used in computing basic earnings per share	47,085	48,294	47,062	48,499
Common shares issuable upon exercise of dilutive equity awards	465	482	516	582
Weighted-average common shares outstanding and common share equivalents used in computing diluted earnings per share	47,550	48,776	47,578	49,081
Earnings per share attributable to WESCO International
Basic	$1.23	$1.03	$2.18	$1.80
Diluted	$1.22	$1.02	$2.15	$1.78
For the three and six months ended June 30, 2018 the computation of diluted earnings per share attributable to WESCO International excluded stock-based awards of approximately 1.5 million. For the three and six months ended June 30, 2017, the computation of diluted earnings per share attributable to WESCO International excluded stock-based awards of approximately 1.3 million and 1.2 million, respectively. These amounts were excluded because their effect would have been antidilutive.
In December 2014, the Company's Board of Directors authorized the repurchase of up to $300 million of the Company's common stock through December 31, 2017 (the "2014 Repurchase Authorization"). On May 2, 2017, the Company entered into an accelerated stock repurchase agreement (the "ASR Transaction") with a financial institution to repurchase additional shares of its common stock pursuant to its 2014 Repurchase Authorization. In exchange for an up-front cash payment of $50.0 million, the Company received 804,291 shares. The total number of shares ultimately delivered under the ASR Transaction was determined by the average of the volume-weighted average prices of the Company's common stock for each exchange business day during the settlement valuation period. WESCO funded the repurchase with available cash and borrowings under the Company's accounts receivable securitization facility. For purposes of computing earnings per share for the three and six months ended June 30, 2017, shares received under the ASR Transaction were reflected as a reduction to common shares outstanding on the respective delivery dates.
8. EMPLOYEE BENEFIT PLANS
A majority of WESCO’s employees are covered by defined contribution retirement savings plans for their services rendered subsequent to WESCO’s formation. WESCO also offers a deferred compensation plan for select individuals. For U.S. participants, WESCO matches contributions made by employees at an amount equal to 50% of participants' total monthly contributions up to a maximum of 6% of eligible compensation. For Canadian participants, WESCO makes contributions in amounts ranging from 3% to 5% of participants' eligible compensation based on years of continuous service. WESCO may also make, subject to the Board of Directors' approval, a discretionary contribution to the defined contribution retirement savings plan covering U.S. participants if certain predetermined profit levels are attained. For the six months ended June 30, 2018 and 2017, WESCO incurred charges of $21.9 million and $10.6 million, respectively, for all such plans. Contributions are made in cash to employee retirement savings plan accounts. The deferred compensation plan is an unfunded plan. As of June 30, 2018 and December 31, 2017, the Company's obligation under the deferred compensation plan was $24.0 million and $24.3 million, respectively. Employees have the option to transfer balances allocated to their accounts in the defined contribution retirement savings plan and the deferred compensation plan into any of the available investment options.
The Company sponsors a contributory defined benefit plan covering substantially all Canadian employees of EECOL and a Supplemental Executive Retirement Plan (the "SERP") for certain executives of EECOL. During the three and six months ended June 30, 2018, the Company contributed $0.1 million and $0.2 million, respectively, to the SERP.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The following table sets forth the components of net periodic benefit costs for the defined benefit plans:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2018	2017	2018	2017
Service cost	$1,312	$1,049	$2,659	$2,116
Interest cost	1,039	945	2,105	1,907
Expected return on plan assets	(1,500)	(1,343)	(3,040)	(2,711)
Recognized actuarial gain	(12)	(48)	(24)	(97)
Net periodic benefit cost	$839	$603	$1,700	$1,215
In accordance with ASU 2017-07, as described in Note 2, the service cost of $1.3 million and $2.7 million for the three and six months ended June 30, 2018, respectively, was reported as a component of selling, general and administrative expenses. The other components of net periodic benefit cost totaling a net benefit of $0.5 million and $1.0 million for the three and six months ended June 30, 2018, respectively, were presented as a component of net interest and other, as described in Note 9 below. For the three and six months ended June 30, 2017, the Company reclassified a net benefit of $0.5 million and $0.9 million, respectively, from selling, general and administrative expenses to net interest and other. The Company used the amounts disclosed in Note 7 of the Notes to Condensed Consolidated Financial Statements in the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017 as the estimation basis for applying the retrospective presentation requirements.
9. NET INTEREST AND OTHER
Net interest and other includes interest expense, interest income, amortization of debt discount and debt issuance costs, the non-service cost components of net periodic benefit cost, and foreign exchange gains and losses from the remeasurement of certain financial instruments. For the three and six months ended June 30, 2018, a foreign exchange gain of $0.4 million and a foreign exchange loss of $2.6 million, respectively, from the remeasurement of financial instruments were reported as a component of net interest and other. Foreign exchange gains and losses were not material for the three and six months ended June 30, 2017.
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
11. INCOME TAXES
The effective tax rate for the three and six months ended June 30, 2018 was 21.5% and 20.7%, respectively. The effective tax rate for the three and six months ended June 30, 2017 was 25.3% and 25.1%, respectively. WESCO’s effective tax rate is typically impacted by the tax effect of intercompany financing, foreign tax rate differences, other nondeductible expenses and state income taxes. The effective tax rates for the current year periods are lower than the prior year periods primarily due to the Tax Cuts and Jobs Act of 2017 (the "TCJA"), which permanently reduced the U.S. federal statutory income tax rate from 35% to 21%, effective January 1, 2018.
The unaudited condensed consolidated financial information presented herein reflects provisional amounts for certain income tax effects of the TCJA for which the accounting is incomplete, but a reasonable estimate can be determined, based on enacted tax laws and rates as of June 30, 2018. On August 1, 2018, the Internal Revenue Service issued proposed regulations regarding Section 965 of the Internal Revenue Code, as amended by the TCJA. We are currently reviewing the proposed regulations and future adjustments (if any) will be recognized as discrete income tax expense or benefit in the period the adjustments are determined.

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

	Condensed Consolidating Balance Sheet
	June 30, 2018

(In thousands)	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Cash and cash equivalents	$—	$51,489	$59,451	$—	$110,940
Trade accounts receivable, net	—	—	1,257,330	—	1,257,330
Inventories	—	418,944	516,287	—	935,231
Prepaid expenses and other current assets	4,943	23,741	129,279	(14,524)	143,439
Total current assets	4,943	494,174	1,962,347	(14,524)	2,446,940
Intercompany receivables, net	—	—	2,252,907	(2,252,907)	—
Property, buildings and equipment, net	—	55,181	102,311	—	157,492
Intangible assets, net	—	2,451	338,128	—	340,579
Goodwill	—	257,623	1,487,071	—	1,744,694
Investments in affiliates	3,101,741	5,062,631	—	(8,164,372)	—
Other assets	—	2,780	22,501	—	25,281
Total assets	$3,106,684	$5,874,840	$6,165,265	$(10,431,803)	$4,714,986

Accounts payable	$—	$423,735	$394,444	$—	$818,179
Short-term debt	—	—	35,527	—	35,527
Other current liabilities	—	43,599	143,128	(14,524)	172,203
Total current liabilities	—	467,334	573,099	(14,524)	1,025,909
Intercompany payables, net	931,797	1,321,110	—	(2,252,907)	—
Long-term debt, net	—	867,229	394,476	—	1,261,705
Other noncurrent liabilities	3,820	117,426	140,371	—	261,617
Total WESCO International stockholders' equity	2,171,067	3,101,741	5,062,631	(8,164,372)	2,171,067
Noncontrolling interests	—	—	(5,312)	—	(5,312)
Total liabilities and stockholders’ equity	$3,106,684	$5,874,840	$6,165,265	$(10,431,803)	$4,714,986

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

	Condensed Consolidating Balance Sheet
	December 31, 2017

(In thousands)	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Cash and cash equivalents	$—	$50,602	$67,351	$—	$117,953
Trade accounts receivable, net	—	—	1,170,080	—	1,170,080
Inventories	—	430,092	526,056	—	956,148
Prepaid expenses and other current assets	4,730	42,547	152,531	(35,140)	164,668
Total current assets	4,730	523,241	1,916,018	(35,140)	2,408,849
Intercompany receivables, net	—	—	2,189,136	(2,189,136)	—
Property, buildings and equipment, net	—	50,198	106,247	—	156,445
Intangible assets, net	—	2,770	364,334	—	367,104
Goodwill	—	257,623	1,514,254	—	1,771,877
Investments in affiliates	3,058,613	5,023,826	—	(8,082,439)	—
Other assets	—	2,778	28,415	—	31,193
Total assets	$3,063,343	$5,860,436	$6,118,404	$(10,306,715)	$4,735,468

Accounts payable	$—	$417,690	$381,830	$—	$799,520
Short-term debt	—	—	34,075	—	34,075
Other current liabilities	—	80,039	162,475	(35,140)	207,374
Total current liabilities	—	497,729	578,380	(35,140)	1,040,969
Intercompany payables, net	939,784	1,249,352	—	(2,189,136)	—
Long-term debt, net	—	934,033	379,228	—	1,313,261
Other noncurrent liabilities	3,820	120,709	140,566	—	265,095
Total WESCO International stockholders' equity	2,119,739	3,058,613	5,023,826	(8,082,439)	2,119,739
Noncontrolling interests	—	—	(3,596)	—	(3,596)
Total liabilities and stockholders’ equity	$3,063,343	$5,860,436	$6,118,404	$(10,306,715)	$4,735,468

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

	Condensed Consolidating Statement of Income and Comprehensive Income
	Three Months Ended
	June 30, 2018

(In thousands)	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net sales	$—	$921,075	$1,222,369	$(39,450)	$2,103,994
Cost of goods sold (excluding depreciation and
amortization)	—	746,373	997,177	(39,450)	1,704,100
Selling, general and administrative expenses	—	147,566	145,322	—	292,888
Depreciation and amortization	—	4,656	11,167	—	15,823
Results of affiliates’ operations	57,673	51,122	—	(108,795)	—
Net interest and other	—	14,259	3,482	—	17,741
Income tax expense	—	1,670	14,099	—	15,769
Net income	57,673	57,673	51,122	(108,795)	57,673
Net loss attributable to noncontrolling interests	—	—	(267)	—	(267)
Net income attributable to WESCO International	$57,673	$57,673	$51,389	$(108,795)	$57,940
Other comprehensive income:
Foreign currency translation adjustments	(28,715)	(28,715)	(28,715)	57,430	(28,715)
Comprehensive income attributable to WESCO International	$28,958	$28,958	$22,674	$(51,365)	$29,225

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

	Condensed Consolidating Statement of Income and Comprehensive Income
	Six Months Ended
	June 30, 2018

(In thousands)	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net sales	$—	$1,803,474	$2,372,479	$(78,044)	$4,097,909
Cost of goods sold (excluding depreciation and
amortization)	—	1,462,631	1,933,479	(78,044)	3,318,066
Selling, general and administrative expenses	—	298,047	285,670	—	583,717
Depreciation and amortization	—	9,275	22,428	—	31,703
Results of affiliates’ operations	100,644	96,325	—	(196,969)	—
Net interest and other	—	28,076	9,448	—	37,524
Income tax expense	—	1,126	25,129	—	26,255
Net income	100,644	100,644	96,325	(196,969)	100,644
Net loss attributable to noncontrolling interests	—	—	(1,717)	—	(1,717)
Net income attributable to WESCO International	$100,644	$100,644	$98,042	$(196,969)	$102,361
Other comprehensive loss:
Foreign currency translation adjustments	(57,515)	(57,515)	(57,515)	115,030	(57,515)
Comprehensive income attributable to WESCO International	$43,129	$43,129	$40,527	$(81,939)	$44,846

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

	Condensed Consolidating Statement of Income and Comprehensive Income
	Three Months Ended
	June 30, 2017

(In thousands)	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net sales	$—	$843,518	$1,100,661	$(34,555)	$1,909,624
Cost of goods sold (excluding depreciation and
amortization)	—	683,064	895,001	(34,555)	1,543,510
Selling, general and administrative expenses	—	134,730	133,005	—	267,735
Depreciation and amortization	—	4,583	11,138	—	15,721
Results of affiliates’ operations	49,535	40,753	—	(90,288)	—
Net interest and other	—	28,518	(12,149)	—	16,369
Income tax (benefit) expense	—	(1,862)	18,616	—	16,754
Net income	49,535	35,238	55,050	(90,288)	49,535
Net income attributable to noncontrolling interests	—	—	25	—	25
Net income attributable to WESCO International	$49,535	$35,238	$55,025	$(90,288)	$49,510
Other comprehensive income:
Foreign currency translation adjustments	33,381	33,381	33,381	(66,762)	33,381
Comprehensive income attributable to WESCO International	$82,916	$68,619	$88,406	$(157,050)	$82,891
Reclassification
As described in Note 8, the Company reclassified a net benefit of $0.5 million from selling, general and administrative expenses to net interest and other in the previously reported Condensed Consolidated Statement of Income and Comprehensive Income of the non-guarantor subsidiaries for the three months ended June 30, 2017.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

	Condensed Consolidating Statement of Income and Comprehensive Income
	Six Months Ended
	June 30, 2017

(In thousands)	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net sales	$—	$1,622,129	$2,120,315	$(60,229)	$3,682,215
Cost of goods sold (excluding depreciation and
amortization)	—	1,304,812	1,721,500	(60,229)	2,966,083
Selling, general and administrative expenses	—	269,986	265,167	—	535,153
Depreciation and amortization	—	9,336	22,350	—	31,686
Results of affiliates’ operations	87,334	75,181	—	(162,515)	—
Net interest and other	—	49,525	(16,889)	—	32,636
Income tax (benefit) expense	—	(2,898)	32,221	—	29,323
Net income	87,334	66,549	95,966	(162,515)	87,334
Net income attributable to noncontrolling interests	—	—	96	—	96
Net income attributable to WESCO International	$87,334	$66,549	$95,870	$(162,515)	$87,238
Other comprehensive income:
Foreign currency translation adjustments	44,949	44,949	44,949	(89,898)	44,949
Post retirement benefit plan adjustments, net of tax	252	252	252	(504)	252
Comprehensive income attributable to WESCO International	$132,535	$111,750	$141,071	$(252,917)	$132,439
Reclassification
As described in Note 8, the Company reclassified a net benefit of $0.9 million from selling, general and administrative expenses to net interest and other in the previously reported Condensed Consolidated Statement of Income and Comprehensive Income of the non-guarantor subsidiaries for the six months ended June 30, 2017.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

	Condensed Consolidating Statement of Cash Flows
	Six Months Ended
	June 30, 2018

(In thousands)	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net cash provided by operating activities	$9,878	$31,192	$45,751	$—	$86,821
Investing activities:
Capital expenditures	—	(9,334)	(7,050)	—	(16,384)
Dividends received from subsidiaries	—	95,511	—	(95,511)	—
Other	—	(37,524)	(8,684)	37,524	(8,684)
Net cash provided by (used in) investing activities	—	48,653	(15,734)	(57,987)	(25,068)
Financing activities:
Borrowings	—	191,888	736,372	(45,511)	882,749
Repayments	(7,987)	(260,888)	(673,761)	7,987	(934,649)
Repurchases of common stock	(1,891)	—	—	—	(1,891)
Decrease in bank overdrafts	—	—	—	—	—
Dividends paid by subsidiaries	—	—	(95,511)	95,511	—
Other	—	(9,958)	—	—	(9,958)
Net cash used in financing activities	(9,878)	(78,958)	(32,900)	57,987	(63,749)
Effect of exchange rate changes on cash and cash equivalents	—	—	(5,017)	—	(5,017)
Net change in cash and cash equivalents	—	887	(7,900)	—	(7,013)
Cash and cash equivalents at the beginning of period	—	50,602	67,351	—	117,953
Cash and cash equivalents at the end of period	$—	$51,489	$59,451	$—	$110,940

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

	Condensed Consolidating Statement of Cash Flows
	Six Months Ended
	June 30, 2017

(In thousands)	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net cash provided by (used in) operating activities	$9,117	$73,130	$(15,478)	$—	$66,769
Investing activities:
Capital expenditures	—	(4,259)	(5,536)	—	(9,795)
Dividends received from subsidiaries	—	33,818	—	(33,818)	—
Other	—	(72,761)	12,322	63,906	3,467
Net cash (used in) provided by investing activities	—	(43,202)	6,786	30,088	(6,328)
Financing activities:
Borrowings	47,548	313,749	442,674	(72,636)	731,335
Repayments	—	(348,478)	(420,847)	8,730	(760,595)
Repurchases of common stock	(56,665)	—	—	—	(56,665)
Increase in bank overdrafts	—	—	—	—	—
Dividends paid by subsidiaries	—	—	(33,818)	33,818	—
Other	—	(613)	—	—	(613)
Net cash used in financing activities	(9,117)	(35,342)	(11,991)	(30,088)	(86,538)
Effect of exchange rate changes on cash and cash equivalents	—	—	3,765	—	3,765
Net change in cash and cash equivalents	—	(5,414)	(16,918)	—	(22,332)
Cash and cash equivalents at the beginning of period	—	41,552	68,579	—	110,131
Cash and cash equivalents at the end of period	$—	$36,138	$51,661	$—	$87,799
13. SUBSEQUENT EVENTS
The Company evaluated subsequent events and concluded that no subsequent events have occurred that would require recognition in the unaudited Condensed Consolidated Financial Statements or disclosure in the Notes thereto.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with the information in the unaudited condensed consolidated financial statements and notes thereto included herein and WESCO International, Inc.’s audited Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in its 2017 Annual Report on Form 10-K. The matters discussed herein may contain forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from expectations. Certain of these risks are set forth in WESCO International, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as well as WESCO International, Inc.’s other reports filed with the Securities and Exchange Commission.
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
Our financial results for the first six months of 2018 reflect sales growth in all end markets and geographies, as well as favorable operating leverage, partially offset by unfavorable business mix. Net sales increased $415.7 million, or 11.3%, over the same period last year. Cost of goods sold as a percentage of net sales was 81.0% and 80.6% for the first six months of 2018 and 2017, respectively. Selling, general and administrative ("SG&A") expenses as a percentage of net sales were 14.2% and 14.5% for the first six months of 2018 and 2017, respectively. Operating profit was $164.4 million for the current six month period, compared to $149.3 million for the first six months of 2017. Operating profit increased primarily due to higher sales volume. Net income attributable to WESCO International for the six months ended June 30, 2018 and 2017 was $102.3 million and $87.3 million, respectively.
Cash Flow
We generated $86.8 million of operating cash flow for the first six months of 2018. Investing activities consisted of $16.4 million of capital expenditures and $8.8 million for the purchase of a foreign financial instrument. Financing activities were comprised of borrowings and repayments of $449.9 million and $458.9 million, respectively, related to our revolving credit facility (the "Revolving Credit Facility"), borrowings and repayments of $345.0 million and $330.0 million, respectively, related to our accounts receivable securitization facility (the “Receivables Facility”) and repayments of $60.0 million applied to our term loan facility (the "Term Loan Facility"). Financing activities for the first six months of 2018 also included borrowings and repayments on our various international lines of credit of approximately $87.9 million and $85.8 million, respectively. Free cash flow for the first six months of 2018 and 2017 was $70.4 million and $57.0 million, respectively.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

The following table sets forth the components of free cash flow:

	Six Months Ended
(In millions)	June 30, 2018	June 30, 2017
Cash flow provided by operations	$86.8	$66.8
Less: Capital expenditures	(16.4)	(9.8)
Free cash flow	$70.4	$57.0
Note: Free cash flow is a non-GAAP financial measure of liquidity. Capital expenditures are deducted from operating cash flow to determine free cash flow. Free cash flow is available to fund investing and financing activities.
Financing Availability
As of June 30, 2018, we had $559.8 million in total available borrowing capacity under our Revolving Credit Facility, which was comprised of $375.8 million of availability under the U.S. sub-facility and $184.0 million of availability under the Canadian sub-facility. Available borrowing capacity under our Receivables Facility was $155.0 million. The Revolving Credit Facility and the Receivables Facility both mature in September 2020.
Critical Accounting Policies and Estimates
Effective January 1, 2018, we adopted Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, and all the related amendments, ASU 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, as well as certain other ASUs. See Note 2 of our Notes to the unaudited Condensed Consolidated Financial Statements for information regarding our critical accounting policies.
Results of Operations
Second Quarter of 2018 versus Second Quarter of 2017
The following table sets forth the percentage relationship to net sales of certain items in our Condensed Consolidated Statements of Income and Comprehensive Income for the periods presented:

	Three Months Ended
	June 30
	2018	2017
Net sales	100.0%	100.0%
Cost of goods sold (excluding depreciation and amortization)	81.0	80.8
Selling, general and administrative expenses (1)	13.9	14.0
Depreciation and amortization	0.8	0.8
Income from operations	4.3	4.4
Net interest and other (1)	0.8	0.9
Income before income taxes	3.5	3.5
Provision for income taxes	0.7	0.9
Net income attributable to WESCO International	2.8%	2.6%

(1)
As described in Note 8 of the Notes to the unaudited Condensed Consolidated Financial Statements, we adopted Accounting Standards Update (ASU) 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, on a retrospective basis during the first quarter of 2018. This ASU requires the disaggregation of service cost from the other components of net periodic benefit cost. For the three months ended June 30, 2018 and 2017, the non-service cost components of net periodic benefit cost aggregated to a benefit of $0.5 million and are included in net interest and other.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Net sales were $2.1 billion for the second quarter of 2018, compared to $1.9 billion for the second quarter of 2017, an increase of 10.2%. Organic sales for the second quarter of 2018 grew by 9.0% as foreign exchange rates impacted net sales by 1.2%.
The following table sets forth organic sales growth for the period presented:

Three Months Ended
June 30, 2018
Change in net sales	10.2%
Impact from acquisitions	—%
Impact from foreign exchange rates	1.2%
Impact from number of workdays	—%
Organic sales growth	9.0%
Note: Organic sales growth is a non-GAAP financial measure of sales performance. Organic sales growth is calculated by deducting the percentage impact from acquisitions in the first year of ownership, foreign exchange rates and number of workdays from the overall percentage change in consolidated net sales.
Cost of goods sold for the second quarter of 2018 was $1.7 billion, compared to $1.5 billion for the second quarter of 2017. As a percentage of net sales, cost of goods sold was 81.0% and 80.8%, respectively. The increase in cost of goods sold as a percentage of net sales was primarily due to geographic and end market business mix, a reclassification of certain labor costs from SG&A to cost of goods sold, and product cost inflation.
SG&A expenses for the second quarter of 2018 totaled $292.9 million versus $267.8 million for the second quarter of 2017. As a percentage of net sales, SG&A expenses were 13.9% and 14.0%, respectively. SG&A expenses reflect higher payroll expenses and transportation costs, a bad debt charge of $2.5 million related to a Canadian customer that ceased operations, as well as increased costs driven by sales volume growth.
SG&A payroll expenses for the second quarter of 2018 of $202.1 million increased by $13.6 million compared to the same period in 2017 primarily due to higher sales volume and variable compensation expense, which was partially offset by a reclassification of certain labor costs from SG&A to cost of goods sold.
Depreciation and amortization for the second quarter of 2018 and 2017 was $15.8 million and $15.7 million, respectively.
Net interest and other totaled $17.7 million for the second quarter of 2018 compared to $16.3 million for the second quarter of 2017. The increase was primarily due to accelerated amortization of debt discount and debt issuance costs totaling $0.8 million related to early repayments on our term loan facility.
Income tax expense totaled $15.8 million for the second quarter of 2018 compared to $16.8 million in last year's comparable period and the effective tax rate was 21.5% and 25.3%, respectively. The lower effective tax rate in the current quarter is primarily due to the Tax Cuts and Jobs Act of 2017 (the "TCJA"), which permanently reduced the U.S. federal statutory income tax rate from 35% to 21%, effective January 1, 2018.
Net income for the second quarter of 2018 was $57.7 million, compared to net income of $49.5 million for the second quarter of 2017.
Net loss of $0.3 million was attributable to noncontrolling interests for the second quarter of 2018, compared to net income of less than $0.1 million for the second quarter of 2017. The change in net income (loss) attributable to noncontrolling interests was primarily due to the effect of foreign currency.
Net income and diluted earnings per share attributable to WESCO International were $58.0 million and $1.22 per share, respectively, for the second quarter of 2018, compared with net income and diluted earnings per share of $49.5 million and $1.02 per share, respectively, for the second quarter of 2017.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Six Months Ended June 30, 2018 versus Six Months Ended June 30, 2017
The following table sets forth the percentage relationship to net sales of certain items in our Condensed Consolidated Statements of Income and Comprehensive Income for the periods presented:

	Six Months Ended
	June 30
	2018	2017
Net sales	100.0%	100.0%
Cost of goods sold (excluding depreciation and amortization)	81.0	80.6
Selling, general and administrative expenses (1)	14.2	14.5
Depreciation and amortization	0.8	0.8
Income from operations	4.0	4.1
Net interest and other (1)	0.9	0.9
Income before income taxes	3.1	3.2
Provision for income taxes	0.6	0.8
Net income attributable to WESCO International	2.5%	2.4%

(1)
As described in Note 8 of the Notes to the unaudited Condensed Consolidated Financial Statements, we adopted Accounting Standards Update (ASU) 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, on a retrospective basis during the first quarter of 2018. This ASU requires the disaggregation of service cost from the other components of net periodic benefit cost. For the six months ended June 30, 2018 and 2017, the non-service cost components of net periodic benefit cost aggregated to benefits of $1.0 million and $0.9 million, respectively, and are included in net interest and other.

Net sales were $4.1 billion for the first six months of 2018, compared to $3.7 billion for the first six months of 2017, an increase of 11.3%. Organic sales for the first six months of 2018 grew by 9.9% as foreign exchange rates impacted net sales by 1.4%.
The following table sets forth organic sales growth for the period presented:

Six Months Ended
June 30, 2018
Change in net sales	11.3%
Impact from acquisitions	—%
Impact from foreign exchange rates	1.4%
Impact from number of workdays	—%
Organic sales growth	9.9%
Note: Organic sales growth is a non-GAAP financial measure of sales performance. Organic sales growth is calculated by deducting the percentage impact from acquisitions in the first year of ownership, foreign exchange rates and number of workdays from the overall percentage change in consolidated net sales.
Cost of goods sold for the first six months of 2018 was $3.3 billion, compared to $3.0 billion for the first six months of 2017. As a percentage of net sales, cost of goods sold was 81.0% and 80.6%, respectively. The increase in cost of goods sold as a percentage of net sales was primarily due to geographic and end market business mix, a reclassification of certain labor costs from SG&A to cost of goods sold, and product cost inflation.
SG&A expenses for the first six months of 2018 totaled $583.7 million versus $535.2 million for the first six months of 2017. As a percentage of net sales, SG&A expenses were 14.2% and 14.5%, respectively. SG&A expenses reflect higher payroll expenses and transportation costs, a bad debt charge of $2.5 million related to a Canadian customer that ceased operations, as well as increased costs driven by sales volume growth.
SG&A payroll expenses for the first six months of 2018 of $403.9 million increased by $28.6 million compared to the same period in 2017 primarily due to higher sales volume and variable compensation expense, which was partially offset by a reclassification of certain labor costs from SG&A to cost of goods sold.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Depreciation and amortization for the first six months of 2018 and 2017 was $31.7 million and $31.6 million, respectively.
Net interest and other totaled $37.5 million for the first six months of 2018 compared to $32.6 million for the first six months of 2017. The increase was primarily due to a foreign exchange loss of $2.6 million from the remeasurement of financial instruments, as well as accelerated amortization of debt discount and debt issuance costs totaling $0.8 million related to early repayments on our term loan facility.
Income tax expense totaled $26.3 million for the first six months of 2018 compared to $29.3 million in last year's comparable period and the effective tax rate was 20.7% and 25.1%, respectively. The lower effective tax rate in the current year is primarily due to the TCJA, which permanently reduced the U.S. federal statutory income tax rate from 35% to 21%, effective January 1, 2018.
Net income for the first six months of 2018 was $100.6 million, compared to net income of $87.3 million for the first six months of 2017.
Net loss of $1.7 million was attributable to noncontrolling interests for the first six months of 2018, compared to net income of $0.1 million for the first six months of 2017. The change in net income (loss) attributable to noncontrolling interests was primarily due to the effect of foreign currency.
Net income and diluted earnings per share attributable to WESCO International were $102.3 million and $2.15 per share, respectively, for the first six months of 2018, compared with net income and diluted earnings per share of $87.3 million and $1.78 per share, respectively, for the first six months of 2017.
Liquidity and Capital Resources
Total assets were $4.7 billion at June 30, 2018 and December 31, 2017. Total liabilities were $2.5 billion and $2.6 billion at June 30, 2018 and December 31, 2017, respectively. Total stockholders' equity was $2.2 billion at June 30, 2018 and $2.1 billion at December 31, 2017.
Our liquidity needs generally arise from fluctuations in our working capital requirements, capital expenditures, acquisitions and debt service obligations. As of June 30, 2018, we had $559.8 million in available borrowing capacity under our Revolving Credit Facility and $155.0 million in available borrowing capacity under our Receivables Facility, which combined with available cash of $57.6 million, provided liquidity of $772.4 million. Cash included in our determination of liquidity represents cash in deposit and interest bearing investment accounts. We believe cash provided by operations and financing activities will be adequate to cover our current operational and business needs. In addition, we regularly review our mix of fixed versus variable rate debt, and we may, from time to time, issue or retire borrowings and/or refinance existing debt in an effort to mitigate the impact of interest rate and foreign exchange rate fluctuations, and to maintain a cost-effective capital structure consistent with our anticipated capital requirements. At June 30, 2018, approximately 65% of our debt portfolio was comprised of fixed rate debt.
We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions. We also communicate on a regular basis with our lenders regarding our financial and working capital performance, liquidity position and financial leverage. Our financial leverage ratio was 3.3 and 3.6 as of June 30, 2018 and December 31, 2017, respectively. In addition, we are in compliance with all covenants and restrictions contained in our debt agreements as of June 30, 2018.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

The following table sets forth our financial leverage ratio as of June 30, 2018 and December 31, 2017:

	Twelve months ended
(In millions of dollars, except ratio)	June 30, 2018	December 31, 2017
Income from operations (1)	$334.2	$319.2
Depreciation and amortization	64.0	64.0
EBITDA	$398.2	$383.2

	June 30, 2018	December 31, 2017
Short-term borrowings and current debt	$36.7	$35.3
Long-term debt	1,261.7	1,313.3
Debt discount and debt issuance costs (2)	11.4	14.2
Total debt	1,309.8	1,362.8
Less: cash and cash equivalents	110.9	118.0
Total debt, net of cash	$1,198.9	$1,244.8

Financial leverage ratio	3.3	3.6
Financial leverage ratio, net of cash	3.0	3.2

(1)
Due to the adoption of ASU 2017-07 on a retrospective basis in the first quarter of 2018, we classified the non-service cost components of net periodic benefit cost as part of net interest and other for the twelve months ended June 30, 2018 and December 31, 2017. These components aggregated to a benefit of $1.9 million and $1.8 million, respectively.

(2)	Long-term debt is presented in the condensed consolidated balance sheets net of debt discount and debt issuance costs.
Note: Financial leverage is a non-GAAP measure of the use of debt. Financial leverage ratio is calculated by dividing total debt, including debt discount and debt issuance costs, by EBITDA. Financial leverage ratio, net of cash is calculated by dividing total debt, including debt discount and debt issuance costs, net of cash, by EBITDA. EBITDA, which is also a non-GAAP financial measure, is defined as the trailing twelve months earnings before interest, taxes, depreciation and amortization.
At June 30, 2018, we had cash and cash equivalents totaling $110.9 million, of which $71.4 million was held by foreign subsidiaries. The cash held by our foreign subsidiaries could be subject to additional income taxes if repatriated. We continue to believe that we are able to maintain a sufficient level of liquidity for our domestic operations and commitments without repatriation of the cash held by these foreign subsidiaries. However, as a result of the TCJA, we are reevaluating our intent and ability to repatriate foreign cash based upon the available liquidity and cash flow needs of our foreign subsidiaries and will disclose in future filings any change in our intention to repatriate undistributed foreign earnings and any resulting income tax impacts.
We did not note any triggering events or substantive changes during the first six months of 2018 that would require an interim evaluation of impairment of goodwill or indefinite-lived intangible assets. We will perform our annual impairment testing of goodwill and indefinite-lived intangible assets during the fourth quarter.
Over the next several quarters, we plan to closely manage working capital, and it is expected that excess cash will be directed primarily at growth initiatives, acquisitions, debt reduction, and share repurchases. We remain focused on maintaining ample liquidity and credit availability. We anticipate capital expenditures in 2018 to be higher than 2017 as we continue to invest in our business. We believe our balance sheet and ability to generate ample cash flow provides us with a durable business model and should allow us to fund growth initiatives and expansion needs.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Cash Flow
Operating Activities. Net cash provided by operating activities for the first six months of 2018 totaled $86.8 million, compared with $66.8 million of cash generated for the first six months of 2017. Net cash provided by operating activities included net income of $100.6 million and adjustments to net income totaling $48.8 million. Other sources of cash in the first six months of 2018 included a decrease in other accounts receivable of $38.4 million due primarily to the collection of supplier volume rebates earned in 2017, an increase in accounts payable of $26.1 million, and a decrease in inventories of $11.4 million. Primary uses of cash in the first six months of 2018 included: an increase in trade accounts receivable of $102.6 million resulting from higher sales; a decrease in accrued payroll and benefit costs of $16.6 million resulting primarily from the payment of management incentive compensation earned in 2017; an increase in prepaid expenses and other assets of $12.9 million; and, a decrease in other current and noncurrent liabilities of $6.4 million.
Net cash provided by operating activities for the first six months of 2017 totaled $66.8 million, which included net income of $87.3 million and adjustments to net income totaling $46.4 million. Other sources of cash in 2017 included an increase in accounts payable of $76.8 million and a decrease in other accounts receivable of $16.4 million. Primary uses of cash in 2017 included: an increase in trade accounts receivable of $96.0 million resulting from higher sales in the latter part of the quarter; an increase in inventories of $36.9 million; a decrease in accrued payroll and benefit costs of $10.7 million; a decrease in other current and noncurrent liabilities of $10.2 million; and, an increase in prepaid expenses and other assets of $6.3 million.
Investing Activities. Net cash used in investing activities for the first six months of 2018 was $25.1 million, compared with $6.3 million of net cash used during the first six months of 2017. Capital expenditures were $16.4 million for the six month period ended June 30, 2018, compared to $9.8 million for the six month period ended June 30, 2017. The first six months of 2018 also included other payments of $8.8 million for the purchase of a foreign financial instrument.
Financing Activities. Net cash used in financing activities for the first six months of 2018 was $63.7 million, compared to $86.5 million used in the first six months of 2017. During the first six months of 2018, financing activities consisted of borrowings and repayments of $449.9 million and $458.9 million, respectively, related to our Revolving Credit Facility, borrowings and repayments of $345.0 million and $330.0 million, respectively, related to our Receivables Facility and repayments of $60.0 million applied to our Term Loan Facility. Financing activities for the first six months of 2018 also included borrowings and repayments on our various international lines of credit of approximately $87.9 million and $85.8 million, respectively.
During the first six months of 2017, financing activities consisted of borrowings and repayments of $345.9 million and $341.9 million, respectively, related to our Revolving Credit Facility, borrowings and repayments of $316.2 million and $320.2 million, respectively, related to our Receivables Facility, and repayments of $30.0 million applied to our Term Loan Facility. Financing activities for the first six months of 2017 also included borrowings and repayments on our various international lines of credit of approximately $69.3 million and $68.5 million, respectively. Additionally, financing activities for the six months ended June 30, 2017 included the repurchase of $56.7 million of the Company's common stock, of which $50.0 million was pursuant to the share repurchase plan announced on December 17, 2014.
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
Inflation
The rate of inflation, as measured by changes in the producer price index, affects different commodities, the cost of products purchased and ultimately the pricing of our different products and product classes to our customers. For the six months ended June 30, 2018, pricing related to inflation had an impact of approximately 2% on our sales.
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
Item 3.    Quantitative and Qualitative Disclosures about Market Risks.
There have not been any material changes to our exposures to market risk during the quarterly period ended June 30, 2018 that would require an update to the relevant disclosures provided in our 2017 Annual Report on Form 10-K.
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
Effective January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers, and all the related amendments. Although the adoption of this new revenue standard had no impact on our results of operations, financial position or cash flows, we did expand our controls related to revenue recognition. However, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 6.    Exhibits.
(a)Exhibits
(10)    Material Contracts
(1) Term Sheet, dated April 6, 2018, memorializing terms of employment of Christine Wolf by WESCO International, Inc.
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

WESCO International, Inc.
(Registrant)

August 3, 2018	By:	/s/ David S. Schulz
(Date)		David S. Schulz
Senior Vice President and Chief Financial Officer