Form 10-Q
period 2018-09-30
WESCO INTERNATIONAL INC
filed 2018-11-02
CIK 929008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 1, 2018, 46,691,008 shares of common stock, $0.01 par value, of the registrant were outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
The interim financial information required by this item is set forth in the unaudited Condensed Consolidated Financial Statements and Notes thereto in this Quarterly Report on Form 10-Q, as follows:

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except share data)
(unaudited)

	As of
	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$142,760	$117,953
Trade accounts receivable, net of allowance for doubtful accounts of $25,272 and $21,313 in 2018 and 2017, respectively	1,265,880	1,170,080
Other accounts receivable	80,676	101,229
Inventories	926,768	956,148
Prepaid expenses and other current assets	90,415	63,439
Total current assets	2,506,499	2,408,849
Property, buildings and equipment, net of accumulated depreciation of $289,273 and $278,455 in 2018 and 2017, respectively	157,129	156,445
Intangible assets, net of accumulated amortization of $248,797 and $223,554 in 2018 and 2017, respectively	334,026	367,104
Goodwill	1,755,292	1,771,877
Other assets	25,845	31,193
Total assets	$4,778,791	$4,735,468
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$813,395	$799,520
Accrued payroll and benefit costs	73,074	72,686
Short-term debt	31,125	34,075
Current portion of long-term debt	1,179	1,224
Bank overdrafts	30,266	37,644
Other current liabilities	102,489	95,820
Total current liabilities	1,051,528	1,040,969
Long-term debt, net of debt discount and debt issuance costs of $10,596 and $14,224 in 2018 and 2017, respectively	1,229,314	1,313,261
Deferred income taxes	147,048	136,858
Other noncurrent liabilities	119,064	128,237
Total liabilities	$2,546,954	$2,619,325
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $.01 par value; 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 210,000,000 shares authorized, 59,152,810 and 59,045,762 shares issued and 46,753,475 and 47,009,540 shares outstanding in 2018 and 2017, respectively	592	591
Class B nonvoting convertible common stock, $.01 par value; 20,000,000 shares authorized, 4,339,431 issued and no shares outstanding in 2018 and 2017, respectively	43	43
Additional capital	1,006,222	999,156
Retained earnings	2,249,327	2,079,697
Treasury stock, at cost; 16,738,766 and 16,375,653 shares in 2018 and 2017, respectively	(669,212)	(647,158)
Accumulated other comprehensive loss	(349,619)	(312,590)
Total WESCO International, Inc. stockholders' equity	2,237,353	2,119,739
Noncontrolling interests	(5,516)	(3,596)
Total stockholders’ equity	2,231,837	2,116,143
Total liabilities and stockholders’ equity	$4,778,791	$4,735,468

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands of dollars, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2018	2017	2018	2017
Net sales (Note 3)	$2,067,245	$2,000,159	$6,165,154	$5,682,375
Cost of goods sold (excluding depreciation and
amortization)	1,670,037	1,614,814	4,988,103	4,580,896
Selling, general and administrative expenses (Note 8)	284,073	280,497	867,790	815,653
Depreciation and amortization	15,618	16,074	47,321	47,758
Income from operations	97,517	88,774	261,940	238,068
Net interest and other (Notes 8 and 9)	17,050	16,835	54,574	49,469
Income before income taxes	80,467	71,939	207,366	188,599
Provision for income taxes	13,822	18,363	40,077	47,684
Net income	66,645	53,576	167,289	140,915
Less: Net loss attributable to noncontrolling interests	(204)	(99)	(1,921)	(3)
Net income attributable to WESCO International, Inc.	$66,849	$53,675	$169,210	$140,918
Other comprehensive income (loss):
Foreign currency translation adjustments	20,486	51,148	(37,029)	96,097
Post retirement benefit plan adjustments, net of tax	—	—	—	252
Comprehensive income attributable to WESCO International, Inc.	$87,335	$104,823	$132,181	$237,267

Earnings per share attributable to WESCO International, Inc.
Basic	$1.42	$1.13	$3.60	$2.93
Diluted	$1.41	$1.12	$3.56	$2.90

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(unaudited)

	Nine Months Ended
	September 30
	2018	2017
Operating activities:
Net income	$167,289	$140,915
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,321	47,758
Deferred income taxes	12,194	8,433
Other operating activities, net	7,590	12,617
Changes in assets and liabilities:
Trade accounts receivable, net	(104,215)	(174,667)
Other accounts receivable	19,859	4,421
Inventories	23,189	(86,736)
Prepaid expenses and other assets	(22,088)	(8,515)
Accounts payable	18,235	138,348
Accrued payroll and benefit costs	2,788	2,383
Other current and noncurrent liabilities	2,298	(3,846)
Net cash provided by operating activities	174,460	81,111

Investing activities:
Capital expenditures	(23,749)	(15,970)
Other investing activities	3,609	3,490
Net cash used in investing activities	(20,140)	(12,480)

Financing activities:
Proceeds from issuance of short-term debt	116,775	130,890
Repayments of short-term debt	(119,239)	(114,972)
Proceeds from issuance of long-term debt	994,323	1,079,718
Repayments of long-term debt	(1,081,323)	(1,076,718)
Repurchases of common stock (Note 7)	(27,055)	(106,702)
Other financing activities, net	(8,301)	(4,380)
Net cash used in financing activities	(124,820)	(92,164)

Effect of exchange rate changes on cash and cash equivalents	(4,693)	7,485

Net change in cash and cash equivalents	24,807	(16,048)
Cash and cash equivalents at the beginning of period	117,953	110,131
Cash and cash equivalents at the end of period	$142,760	$94,083
Supplemental disclosures:
Cash paid for interest	$37,138	$35,344
Cash paid for income taxes	48,744	50,909

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
The unaudited Condensed Consolidated Balance Sheet as of September 30, 2018, the unaudited Condensed Consolidated Statements of Income and Comprehensive Income for the nine months ended September 30, 2018 and 2017, respectively, and the unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017, respectively, in the opinion of management, have been prepared on the same basis as the audited Consolidated Financial Statements and include all adjustments necessary for the fair statement of the results of the interim periods presented herein. All adjustments reflected in the unaudited condensed consolidated financial information are of a normal recurring nature unless indicated. The results for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.
Reclassifications
Effective January 1, 2018, WESCO adopted Accounting Standards Update (ASU) 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The adoption of this ASU, as described below and in Note 8, resulted in the reclassification of amounts reported in the unaudited Condensed Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2017.
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
Recently Issued Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases, a comprehensive new standard that amends various aspects of existing accounting guidance for leases, including the recognition of a right-of-use asset and a lease liability in the balance sheet and disclosing key information about leasing arrangements. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. During 2018, the FASB issued additional ASUs that address implementation issues and correct or improve certain aspects of the new accounting guidance for leases, including ASU 2018-10, Codification Improvements to Topic 842, Leases and ASU 2018-11, Leases (Topic 842): Targeted Improvements. These ASUs do not change the core principles in the leasing standard outlined above. The amendments in ASU 2018-11 provide an optional transition method that allows entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods will continue to be in accordance with current lease accounting guidance. Management established a cross-functional team to evaluate and implement the new standard. The team selected a third-party software solution to facilitate the accounting and financial reporting requirements of the new lease standard. Lease data elements have been gathered and are currently being migrated to the software solution. The new standard will be adopted in the first quarter of 2019 and the Company expects to use the optional transition method. While the Company has not yet completed its evaluation of the effects of adopting this ASU, right-of-use assets and lease liabilities will be recorded in the Consolidated Balance Sheets as of the effective date and thereafter.
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
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which amends the disclosure requirements for recurring and nonrecurring fair value measurements by removing, modifying and adding certain disclosures. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. Management does not expect the adoption of this accounting standard to have a material impact on its consolidated financial statements and notes thereto.
In August 2018, the FASB issued ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans, which amends the disclosure requirements for all employers that sponsor defined benefit pension and other post retirement plans by removing and adding certain disclosures. The amendments in this ASU are effective for fiscal years ending after December 15, 2020. Early adoption is permitted. Management does not expect the adoption of this accounting standard to have a material impact on its consolidated financial statements and notes thereto.
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
The following tables disaggregate WESCO’s revenue by end market and geography:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2018	2017	2018	2017
Industrial	$723,869	$722,227	$2,243,590	$2,111,813
Construction	686,165	674,996	2,007,708	1,870,406
Utility	345,937	312,501	998,438	861,162
Commercial, Institutional and Government ("CIG")	311,274	290,435	915,418	838,994
Total by end market	$2,067,245	$2,000,159	$6,165,154	$5,682,375

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2018	2017	2018	2017
United States	$1,525,393	$1,473,016	$4,571,533	$4,267,684
Other (1)	541,852	527,143	1,593,621	1,414,691
Total by geography	$2,067,245	$2,000,159	$6,165,154	$5,682,375

(1)	Other primarily includes net sales originating in Canada.
WESCO distributes products and provides services to customers globally within the following end markets: (1) industrial, (2) construction, (3) utility, and (4) CIG. Revenue is measured as the amount of consideration WESCO expects to receive in exchange for transferring goods or providing services.
In accordance with certain contractual arrangements, WESCO receives payment from its customers in advance and recognizes such payment as deferred revenue. Revenue for advance payment is recognized when the performance obligation has been satisfied and control has transferred to the customer, which is generally upon shipment. Deferred revenue is usually recognized within a year or less from the date of the customer’s advance payment. At September 30, 2018 and December 31, 2017, $8.8 million and $15.5 million, respectively, of deferred revenue was recorded as a component of other current liabilities in the Condensed Consolidated Balance Sheets.
WESCO’s revenues are adjusted for variable consideration, which includes customer volume rebates, returns, and discounts. WESCO measures variable consideration by estimating expected outcomes using analysis and inputs based upon anticipated performance, historical data, as well as current and forecasted information. Measurement and recognition of variable consideration is reviewed by management on a monthly basis and revenue is adjusted accordingly. Variable consideration reduced revenue for the three months ended September 30, 2018 and 2017 by approximately $25.1 million and $24.2 million, respectively, and by approximately $74.5 million and $66.5 million for the nine months ended September 30, 2018 and 2017, respectively.
Shipping and handling costs are recognized in net sales when they are billed to the customer. These costs are recognized as a component of selling, general and administrative expenses when WESCO does not bill the customer. WESCO has elected to recognize shipping and handling costs as a fulfillment cost. Shipping and handling costs recorded as a component of selling, general

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

and administrative expenses totaled $18.8 million and $15.5 million for the three months ended September 30, 2018 and 2017, respectively, and $55.6 million and $43.2 million for the nine months ended September 30, 2018 and 2017, respectively.
4. FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, bank overdrafts, and outstanding indebtedness. The reported carrying amounts of WESCO's financial instruments approximated their fair values as of September 30, 2018 and December 31, 2017.
The Company uses a market approach to determine the fair value of its debt instruments, utilizing quoted prices in active markets, interest rates and other relevant information generated by market transactions involving similar instruments. Therefore, the Company's debt instruments are classified as Level 2 within the fair value hierarchy.
5. GOODWILL
The following table sets forth the changes in the carrying value of goodwill:

Nine Months Ended
September 30
(In thousands)	2018
Beginning balance January 1	$1,771,877
Foreign currency exchange rate changes	(16,585)
Ending balance September 30	$1,755,292
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
During the three and nine months ended September 30, 2018 and 2017, WESCO granted the following stock-settled stock appreciation rights, restricted stock units and performance-based awards at the following weighted-average fair values:

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Stock-settled stock appreciation rights granted	9,415	12,076	509,046	455,807
Weighted-average fair value	$17.40	$15.74	$18.38	$20.52

Restricted stock units granted	2,686	2,313	119,457	100,993
Weighted-average fair value	$61.41	$57.30	$62.72	$71.33

Performance-based awards granted	—	—	44,144	39,978
Weighted-average fair value	$—	$—	$62.80	$76.63

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The fair value of stock-settled stock appreciation rights was estimated using the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Risk free interest rate	2.8%	1.8%	2.5%	1.9%
Expected life (in years)	5	5	5	5
Expected volatility	28%	28%	28%	29%
The risk-free interest rate is based on the U.S. Treasury Daily Yield Curve as of the grant date. The expected life is based on historical exercise experience and the expected volatility is based on the volatility of the Company's daily stock prices over a five-year period preceding the grant date.
The following table sets forth a summary of stock-settled stock appreciation rights and related information for the nine months ended September 30, 2018:

	Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2017	2,238,607	$57.75
Granted	509,046	62.68
Exercised	(186,662)	40.73
Forfeited	(168,824)	69.12
Outstanding at September 30, 2018	2,392,167	59.32	6.3	$16,779
Exercisable at September 30, 2018	1,476,763	$58.03	4.9	$13,566
The following table sets forth a summary of time-based restricted stock units and related information for the nine months ended September 30, 2018:

	Awards	Weighted- Average Fair Value
Unvested at December 31, 2017	290,054	$58.11
Granted	119,457	62.72
Vested	(59,905)	68.78
Forfeited	(14,539)	57.09
Unvested at September 30, 2018	335,067	$57.89

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

Performance shares are awards for which the vesting will occur based on market or performance conditions. The following table sets forth a summary of performance-based awards for the nine months ended September 30, 2018:

	Awards	Weighted- Average Fair Value
Unvested at December 31, 2017	148,508	$60.23
Granted	44,144	62.80
Vested	—	—
Forfeited	(52,342)	65.15
Unvested at September 30, 2018	140,310	$59.20
The fair value of the performance shares granted during the nine months ended September 30, 2018 and 2017 was estimated using the following weighted-average assumptions:

	Nine Months Ended
	September 30, 2018	September 30, 2017
Grant date share price	$62.80	$71.65
WESCO expected volatility	n/a	29%
Peer group median volatility	n/a	24%
Risk-free interest rate	n/a	1.5%
Correlation of peer company returns	n/a	114%
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
WESCO recognized $4.1 million and $3.5 million of non-cash stock-based compensation expense, which is included in selling, general and administrative expenses, for the three months ended September 30, 2018 and 2017, respectively. WESCO recognized $12.1 million and $11.3 million of non-cash stock-based compensation expense, which is included in selling, general and administrative expenses, for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, there was $22.9 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements for all awards previously made, of which approximately $4.1 million is expected to be recognized over the remainder of 2018, $11.8 million in 2019, $6.3 million in 2020 and $0.7 million in 2021.
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The following table sets forth the details of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands, except per share data)	2018	2017	2018	2017
Net income attributable to WESCO International	$66,849	$53,675	$169,210	$140,918
Weighted-average common shares outstanding used in computing basic earnings per share	47,010	47,415	47,044	48,134
Common shares issuable upon exercise of dilutive equity awards	476	389	503	508
Weighted-average common shares outstanding and common share equivalents used in computing diluted earnings per share	47,486	47,804	47,547	48,642
Earnings per share attributable to WESCO International
Basic	$1.42	$1.13	$3.60	$2.93
Diluted	$1.41	$1.12	$3.56	$2.90
For the three and nine months ended September 30, 2018 the computation of diluted earnings per share attributable to WESCO International excluded stock-based awards of approximately 1.7 million and 1.5 million, respectively. For the three and nine months ended September 30, 2017, the computation of diluted earnings per share attributable to WESCO International excluded stock-based awards of approximately 1.5 million and 1.3 million, respectively. These amounts were excluded because their effect would have been antidilutive.
In December 2014, the Company's Board of Directors authorized the repurchase of up to $300 million of the Company's common stock through December 31, 2017 (the "2014 Repurchase Authorization"). During the nine months ended September 30, 2017, the Company repurchased 1,778,537 shares under the 2014 Repurchase Authorization for $100.0 million.
In December 2017, the Company's Board of Directors authorized the repurchase of up to $300 million of the Company's common stock through December 31, 2020 (the "2017 Repurchase Authorization"). On September 6, 2018, the Company entered into an accelerated stock repurchase agreement (the "ASR Transaction") with a financial institution to repurchase additional shares of its common stock pursuant to its 2017 Repurchase Authorization. In exchange for an up-front cash payment of $25.0 million, the Company received an initial share delivery of 351,821 shares. As of September 30, 2018, the ASR Transaction had not yet settled between the counterparties. The total number of shares ultimately delivered under the ASR Transaction will be determined by the average of the volume-weighted average prices of the Company's common stock for each exchange business day during the settlement valuation period. For purposes of computing earnings per share for the three and nine months ended September 30, 2018 and 2017, share repurchases were reflected as a reduction to common shares outstanding on the respective delivery dates. WESCO funded the repurchase with available cash and borrowings under the Company's accounts receivable securitization facility.
8. EMPLOYEE BENEFIT PLANS
A majority of WESCO’s employees are covered by defined contribution retirement savings plans for their services rendered subsequent to WESCO’s formation. WESCO also offers a deferred compensation plan for select individuals. For U.S. participants, WESCO matches contributions made by employees at an amount equal to 50% of participants' total monthly contributions up to a maximum of 6% of eligible compensation. For Canadian participants, WESCO makes contributions in amounts ranging from 3% to 5% of participants' eligible compensation based on years of continuous service. WESCO may also make, subject to the Board of Directors' approval, a discretionary contribution to the defined contribution retirement savings plan covering U.S. participants if certain predetermined profit levels are attained. For the nine months ended September 30, 2018 and 2017, WESCO incurred charges of $33.5 million and $20.3 million, respectively, for all such plans. Contributions are made in cash to employee retirement savings plan accounts. The deferred compensation plan is an unfunded plan. As of September 30, 2018 and December 31, 2017, the Company's obligation under the deferred compensation plan was $23.8 million and $24.3 million, respectively. Employees have the option to transfer balances allocated to their accounts in the defined contribution retirement savings plan and the deferred compensation plan into any of the available investment options.
The Company sponsors a contributory defined benefit plan covering substantially all Canadian employees of EECOL and a Supplemental Executive Retirement Plan (the "SERP") for certain executives of EECOL. During the three and nine months ended September 30, 2018, the Company contributed $0.1 million and $0.3 million, respectively, to the SERP.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The following table sets forth the components of net periodic benefit costs for the defined benefit plans:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2018	2017	2018	2017
Service cost	$1,296	$1,118	$3,955	$3,234
Interest cost	1,026	1,007	3,131	2,915
Expected return on plan assets	(1,482)	(1,432)	(4,522)	(4,144)
Recognized actuarial gain	(11)	(51)	(35)	(149)
Net periodic benefit cost	$829	$642	$2,529	$1,856
In accordance with ASU 2017-07, as described in Note 2, the service cost of $1.3 million and $4.0 million for the three and nine months ended September 30, 2018, respectively, was reported as a component of selling, general and administrative expenses. The other components of net periodic benefit cost totaling a net benefit of $0.5 million and $1.4 million for the three and nine months ended September 30, 2018, respectively, were presented as a component of net interest and other, as described in Note 9 below. For the three and nine months ended September 30, 2017, the Company reclassified a net benefit of $0.5 million and $1.4 million, respectively, from selling, general and administrative expenses to net interest and other. The Company used the amounts disclosed in Note 7 of the Notes to Condensed Consolidated Financial Statements in the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017 as the estimation basis for applying the retrospective presentation requirements.
9. NET INTEREST AND OTHER
Net interest and other includes interest expense, interest income, amortization of debt discount and debt issuance costs, the non-service cost components of net periodic benefit cost, and foreign exchange gains and losses from the remeasurement of certain financial instruments. For the three and nine months ended September 30, 2018, a foreign exchange gain of less than $0.1 million and a foreign exchange loss of $2.6 million, respectively, from the remeasurement of financial instruments were reported as a component of net interest and other. Foreign exchange gains and losses were not material for the three and nine months ended September 30, 2017.
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
11. INCOME TAXES
The effective tax rate for the three and nine months ended September 30, 2018 was 17.2% and 19.3%, respectively. The effective tax rate for the three and nine months ended September 30, 2017 was 25.5% and 25.3%, respectively. WESCO’s effective tax rate is typically impacted by the tax effect of intercompany financing, foreign tax rate differences, other nondeductible expenses and state income taxes. The effective tax rates for the current year periods are lower than the prior year periods primarily due to the Tax Cuts and Jobs Act of 2017 (the "TCJA"), which permanently reduced the U.S. federal statutory income tax rate from 35% to 21%, effective January 1, 2018. Also, the discrete benefits resulting from audit settlements favorably impacted the effective tax rate for the three months ended September 30, 2018.
The unaudited condensed consolidated financial information presented herein reflects provisional amounts for certain income tax effects of the TCJA for which the accounting is incomplete, but a reasonable estimate can be determined, based on enacted tax laws and rates as of September 30, 2018. Since the enactment of the TCJA on December 22, 2017, the Internal Revenue Service has issued proposed regulations and guidance regarding Section 965 of the Internal Revenue Code, as amended by the TCJA. We have reviewed the proposed regulations and guidance, and they do not materially impact the provisional amounts previously recorded for the one-time tax on the deemed repatriation of undistributed foreign earnings. Future adjustments (if any) resulting

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

from additional regulatory guidance will be recognized as discrete income tax expense or benefit in the period the adjustments are determined.
The total amount of unrecognized tax benefits was reduced from $4.3 million to $1.6 million during the nine months ended September 30, 2018 due to audit settlements. The $1.6 million could affect the effective tax rate if recognized in the consolidated financial statements. It is reasonably possible that this amount will decrease by approximately $0.2 million within the next twelve months due to the expiration of statutes of limitation and the settlement of state audits.
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

	Condensed Consolidating Balance Sheet
	September 30, 2018

(In thousands)	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Cash and cash equivalents	$—	$57,052	$85,708	$—	$142,760
Trade accounts receivable, net	—	—	1,265,880	—	1,265,880
Inventories	—	411,252	515,516	—	926,768
Prepaid expenses and other current assets	4,943	42,568	132,620	(9,040)	171,091
Total current assets	4,943	510,872	1,999,724	(9,040)	2,506,499
Intercompany receivables, net	—	—	2,270,584	(2,270,584)	—
Property, buildings and equipment, net	—	56,351	100,778	—	157,129
Intangible assets, net	—	2,291	331,735	—	334,026
Goodwill	—	257,623	1,497,669	—	1,755,292
Investments in affiliates	3,188,872	5,144,891	—	(8,333,763)	—
Other assets	—	2,780	23,065	—	25,845
Total assets	$3,193,815	$5,974,808	$6,223,555	$(10,613,387)	$4,778,791

Accounts payable	$—	$412,989	$400,406	$—	$813,395
Short-term debt	—	—	31,125	—	31,125
Other current liabilities	—	72,762	143,286	(9,040)	207,008
Total current liabilities	—	485,751	574,817	(9,040)	1,051,528
Intercompany payables, net	952,642	1,317,942	—	(2,270,584)	—
Long-term debt, net	—	864,779	364,535	—	1,229,314
Other noncurrent liabilities	3,820	117,464	144,828	—	266,112
Total WESCO International stockholders' equity	2,237,353	3,188,872	5,144,891	(8,333,763)	2,237,353
Noncontrolling interests	—	—	(5,516)	—	(5,516)
Total liabilities and stockholders’ equity	$3,193,815	$5,974,808	$6,223,555	$(10,613,387)	$4,778,791

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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

	Condensed Consolidating Statement of Income and Comprehensive Income
	Three Months Ended
	September 30, 2018

(In thousands)	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net sales	$—	$899,994	$1,206,174	$(38,923)	$2,067,245
Cost of goods sold (excluding depreciation and
amortization)	—	727,052	981,908	(38,923)	1,670,037
Selling, general and administrative expenses	—	149,390	134,683	—	284,073
Depreciation and amortization	—	4,475	11,143	—	15,618
Results of affiliates’ operations	66,645	61,771	—	(128,416)	—
Net interest and other	—	13,127	3,923	—	17,050
Income tax expense	—	1,076	12,746	—	13,822
Net income	66,645	66,645	61,771	(128,416)	66,645
Net loss attributable to noncontrolling interests	—	—	(204)	—	(204)
Net income attributable to WESCO International	$66,645	$66,645	$61,975	$(128,416)	$66,849
Other comprehensive income:
Foreign currency translation adjustments	20,486	20,486	20,486	(40,972)	20,486
Comprehensive income attributable to WESCO International	$87,131	$87,131	$82,461	$(169,388)	$87,335

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

	Condensed Consolidating Statement of Income and Comprehensive Income
	Nine Months Ended
	September 30, 2018

(In thousands)	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net sales	$—	$2,703,468	$3,578,653	$(116,967)	$6,165,154
Cost of goods sold (excluding depreciation and
amortization)	—	2,189,683	2,915,387	(116,967)	4,988,103
Selling, general and administrative expenses	—	447,437	420,353	—	867,790
Depreciation and amortization	—	13,749	33,572	—	47,321
Results of affiliates’ operations	167,289	158,093	—	(325,382)	—
Net interest and other	—	41,202	13,372	—	54,574
Income tax expense	—	2,201	37,876	—	40,077
Net income	167,289	167,289	158,093	(325,382)	167,289
Net loss attributable to noncontrolling interests	—	—	(1,921)	—	(1,921)
Net income attributable to WESCO International	$167,289	$167,289	$160,014	$(325,382)	$169,210
Other comprehensive loss:
Foreign currency translation adjustments	(37,029)	(37,029)	(37,029)	74,058	(37,029)
Comprehensive income attributable to WESCO International	$130,260	$130,260	$122,985	$(251,324)	$132,181

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

	Condensed Consolidating Statement of Income and Comprehensive Income
	Three Months Ended
	September 30, 2017

(In thousands)	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net sales	$—	$867,973	$1,169,377	$(37,191)	$2,000,159
Cost of goods sold (excluding depreciation and
amortization)	—	697,896	954,109	(37,191)	1,614,814
Selling, general and administrative expenses	—	140,638	139,859	—	280,497
Depreciation and amortization	—	4,475	11,599	—	16,074
Results of affiliates’ operations	53,576	42,726	—	(96,302)	—
Net interest and other	—	25,436	(8,601)	—	16,835
Income tax (benefit) expense	—	(136)	18,499	—	18,363
Net income	53,576	42,390	53,912	(96,302)	53,576
Net loss attributable to noncontrolling interests	—	—	(99)	—	(99)
Net income attributable to WESCO International	$53,576	$42,390	$54,011	$(96,302)	$53,675
Other comprehensive income:
Foreign currency translation adjustments	51,148	51,148	51,148	(102,296)	51,148
Comprehensive income attributable to WESCO International	$104,724	$93,538	$105,159	$(198,598)	$104,823
Reclassification
As described in Note 8, the Company reclassified a net benefit of $0.5 million from selling, general and administrative expenses to net interest and other in the previously reported Condensed Consolidated Statement of Income and Comprehensive Income of the non-guarantor subsidiaries for the three months ended September 30, 2017.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

	Condensed Consolidating Statement of Income and Comprehensive Income
	Nine Months Ended
	September 30, 2017

(In thousands)	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net sales	$—	$2,490,102	$3,289,693	$(97,420)	$5,682,375
Cost of goods sold (excluding depreciation and
amortization)	—	2,002,708	2,675,608	(97,420)	4,580,896
Selling, general and administrative expenses	—	410,624	405,029	—	815,653
Depreciation and amortization	—	13,811	33,947	—	47,758
Results of affiliates’ operations	140,915	117,907	—	(258,822)	—
Net interest and other	—	74,961	(25,492)	—	49,469
Income tax (benefit) expense	—	(3,034)	50,718	—	47,684
Net income	140,915	108,939	149,883	(258,822)	140,915
Net loss attributable to noncontrolling interests	—	—	(3)	—	(3)
Net income attributable to WESCO International	$140,915	$108,939	$149,886	$(258,822)	$140,918
Other comprehensive income:
Foreign currency translation adjustments	96,097	96,097	96,097	(192,194)	96,097
Post retirement benefit plan adjustments, net of tax	252	252	252	(504)	252
Comprehensive income attributable to WESCO International	$237,264	$205,288	$246,235	$(451,520)	$237,267
Reclassification
As described in Note 8, the Company reclassified a net benefit of $1.4 million from selling, general and administrative expenses to net interest and other in the previously reported Condensed Consolidated Statement of Income and Comprehensive Income of the non-guarantor subsidiaries for the nine months ended September 30, 2017.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

	Condensed Consolidating Statement of Cash Flows
	Nine Months Ended
	September 30, 2018

(In thousands)	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net cash provided by operating activities	$14,198	$62,439	$97,823	$—	$174,460
Investing activities:
Capital expenditures	—	(12,831)	(10,918)	—	(23,749)
Dividends received from subsidiaries	—	118,271	—	(118,271)	—
Other	—	(81,128)	3,609	81,128	3,609
Net cash provided by (used in) investing activities	—	24,312	(7,309)	(37,143)	(20,140)
Financing activities:
Borrowings	12,857	246,323	933,046	(81,128)	1,111,098
Repayments	—	(318,323)	(882,239)	—	(1,200,562)
Repurchases of common stock	(27,055)	—	—	—	(27,055)
Dividends paid by subsidiaries	—	—	(118,271)	118,271	—
Other	—	(8,301)	—	—	(8,301)
Net cash used in financing activities	(14,198)	(80,301)	(67,464)	37,143	(124,820)
Effect of exchange rate changes on cash and cash equivalents	—	—	(4,693)	—	(4,693)
Net change in cash and cash equivalents	—	6,450	18,357	—	24,807
Cash and cash equivalents at the beginning of period	—	50,602	67,351	—	117,953
Cash and cash equivalents at the end of period	$—	$57,052	$85,708	$—	$142,760

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
13. SUBSEQUENT EVENTS
On October 31, 2018, the Company's Board of Directors approved an increase to the 2017 Repurchase Authorization from $300 million to $400 million, inclusive of the $25 million repurchase disclosed in Note 7 of these Notes to Condensed Consolidated Financial Statements.

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
Our financial results for the first nine months of 2018 reflect sales growth, improved profitability as a result of favorable operating leverage, strong cash flow generation, as well as cost discipline and effective capital deployment. Net sales increased $482.8 million, or 8.5%, over the same period last year. Cost of goods sold as a percentage of net sales was 80.9% and 80.6% for the first nine months of 2018 and 2017, respectively. Selling, general and administrative ("SG&A") expenses as a percentage of net sales were 14.1% and 14.4% for the first nine months of 2018 and 2017, respectively. Operating profit was $261.9 million for the current nine month period, compared to $238.1 million for the first nine months of 2017. Operating profit increased primarily due to higher sales volume and cost control initiatives. Net income attributable to WESCO International for the nine months ended September 30, 2018 and 2017 was $169.2 million and $140.9 million, respectively.
Cash Flow
We generated $174.5 million of operating cash flow for the first nine months of 2018. Investing activities mostly consisted of $23.7 million of capital expenditures. Financing activities were comprised of borrowings and repayments of $504.3 million and $516.3 million, respectively, related to our revolving credit facility (the "Revolving Credit Facility"), borrowings and repayments of $490.0 million and $505.0 million, respectively, related to our accounts receivable securitization facility (the “Receivables Facility”) and repayments of $60.0 million applied to our term loan facility (the "Term Loan Facility"). Financing activities for the first nine months of 2018 also included borrowings and repayments on our various international lines of credit of approximately $116.8 million and $119.2 million, respectively. Additionally, financing activities for the first nine months of 2018 included the repurchase of $25.0 million of the Company's common stock pursuant to the share repurchase plan announced on December 13, 2017. Free cash flow for the first nine months of 2018 and 2017 was $150.8 million and $65.1 million, respectively.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

The following table sets forth the components of free cash flow:

	Nine Months Ended
(In millions)	September 30, 2018	September 30, 2017
Cash flow provided by operations	$174.5	$81.1
Less: Capital expenditures	(23.7)	(16.0)
Free cash flow	$150.8	$65.1
Note: Free cash flow is a non-GAAP financial measure of liquidity. Capital expenditures are deducted from operating cash flow to determine free cash flow. Free cash flow is available to fund investing and financing activities.
Financing Availability
As of September 30, 2018, we had $562.8 million in total available borrowing capacity under our Revolving Credit Facility, which was comprised of $380.3 million of availability under the U.S. sub-facility and $182.5 million of availability under the Canadian sub-facility. Available borrowing capacity under our Receivables Facility was $185.0 million. The Revolving Credit Facility and the Receivables Facility both mature in September 2020.
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
Results of Operations
Third Quarter of 2018 versus Third Quarter of 2017
The following table sets forth the percentage relationship to net sales of certain items in our Condensed Consolidated Statements of Income and Comprehensive Income for the periods presented:

	Three Months Ended
	September 30
	2018	2017
Net sales	100.0%	100.0%
Cost of goods sold (excluding depreciation and amortization)	80.8	80.7
Selling, general and administrative expenses (1)	13.7	14.0
Depreciation and amortization	0.8	0.8
Income from operations	4.7	4.5
Net interest and other (1)	0.8	0.9
Income before income taxes	3.9	3.6
Provision for income taxes	0.7	0.9
Net income attributable to WESCO International	3.2%	2.7%

(1)
As described in Note 8 of the Notes to the unaudited Condensed Consolidated Financial Statements, we adopted Accounting Standards Update (ASU) 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, on a retrospective basis during the first quarter of 2018. This ASU requires the disaggregation of service cost from the other components of net periodic benefit cost. For the three months ended September 30, 2018 and 2017, the non-service cost components of net periodic benefit cost aggregated to a benefit of $0.5 million and are included in net interest and other.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Net sales were $2.1 billion for the third quarter of 2018, compared to $2.0 billion for the third quarter of 2017, an increase of 3.4%. Organic sales for the third quarter of 2018 grew by 4.2% as foreign exchange rates negatively impacted net sales by 0.8%.
The following table sets forth organic sales growth for the period presented:

Three Months Ended
September 30, 2018
Change in net sales	3.4%
Impact from acquisitions	—%
Impact from foreign exchange rates	(0.8)%
Impact from number of workdays	—%
Organic sales growth	4.2%
Note: Organic sales growth is a non-GAAP financial measure of sales performance. Organic sales growth is calculated by deducting the percentage impact from acquisitions in the first year of ownership, foreign exchange rates and number of workdays from the overall percentage change in consolidated net sales.
Cost of goods sold for the third quarter of 2018 was $1.7 billion, compared to $1.6 billion for the third quarter of 2017. As a percentage of net sales, cost of goods sold was 80.8% and 80.7%, respectively. Cost of goods sold as a percentage of net sales for the third quarter of 2018 reflects margin improvement initiatives, which were more than offset by a reclassification of certain labor costs from SG&A to cost of goods sold.
SG&A expenses for the third quarter of 2018 totaled $284.1 million versus $280.5 million for the third quarter of 2017. As a percentage of net sales, SG&A expenses were 13.7% and 14.0%, respectively. SG&A expenses reflect higher payroll expenses and increased costs driven by sales volume growth, partially offset by gains from the sale of certain long-lived assets.
SG&A payroll expenses for the third quarter of 2018 of $204.8 million increased by $6.9 million compared to the same period in 2017 primarily due to higher sales volume and variable compensation expense, partially offset by a reclassification of certain labor costs from SG&A to cost of goods sold.
Depreciation and amortization for the third quarter of 2018 and 2017 was $15.6 million and $16.1 million, respectively.
Net interest and other totaled $17.1 million for the third quarter of 2018 compared to $16.8 million for the third quarter of 2017.
Income tax expense totaled $13.8 million for the third quarter of 2018 compared to $18.4 million in last year's comparable period and the effective tax rate was 17.2% and 25.5%, respectively. The lower effective tax rate in the current quarter is primarily due to the Tax Cuts and Jobs Act of 2017 (the "TCJA"), which permanently reduced the U.S. federal statutory income tax rate from 35% to 21%, effective January 1, 2018. Also, the discrete benefits resulting from audit settlements favorably impacted the effective tax rate for the third quarter of 2018.
Net income for the third quarter of 2018 was $66.6 million, compared to net income of $53.6 million for the third quarter of 2017.
Net loss of $0.2 million and $0.1 million was attributable to noncontrolling interests for the third quarter of 2018 and 2017, respectively. The change in loss attributable to noncontrolling interests was primarily due to the effect of foreign currency.
Net income and diluted earnings per share attributable to WESCO International were $66.8 million and $1.41 per share, respectively, for the third quarter of 2018, compared with net income and diluted earnings per share of $53.7 million and $1.12 per share, respectively, for the third quarter of 2017.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Nine Months Ended September 30, 2018 versus Nine Months Ended September 30, 2017
The following table sets forth the percentage relationship to net sales of certain items in our Condensed Consolidated Statements of Income and Comprehensive Income for the periods presented:

	Nine Months Ended
	September 30
	2018	2017
Net sales	100.0%	100.0%
Cost of goods sold (excluding depreciation and amortization)	80.9	80.6
Selling, general and administrative expenses (1)	14.1	14.4
Depreciation and amortization	0.8	0.8
Income from operations	4.2	4.2
Net interest and other (1)	0.8	0.9
Income before income taxes	3.4	3.3
Provision for income taxes	0.7	0.8
Net income attributable to WESCO International	2.7%	2.5%

(1)
As described in Note 8 of the Notes to the unaudited Condensed Consolidated Financial Statements, we adopted Accounting Standards Update (ASU) 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, on a retrospective basis during the first quarter of 2018. This ASU requires the disaggregation of service cost from the other components of net periodic benefit cost. For the nine months ended September 30, 2018 and 2017, the non-service cost components of net periodic benefit cost aggregated to a benefit of $1.4 million and are included in net interest and other.

Net sales were $6.2 billion for the first nine months of 2018, compared to $5.7 billion for the first nine months of 2017, an increase of 8.5%. Organic sales for the first nine months of 2018 grew by 7.9% as foreign exchange rates positively impacted net sales by 0.6%.
The following table sets forth organic sales growth for the period presented:

Nine Months Ended
September 30, 2018
Change in net sales	8.5%
Impact from acquisitions	—%
Impact from foreign exchange rates	0.6%
Impact from number of workdays	—%
Organic sales growth	7.9%
Note: Organic sales growth is a non-GAAP financial measure of sales performance. Organic sales growth is calculated by deducting the percentage impact from acquisitions in the first year of ownership, foreign exchange rates and number of workdays from the overall percentage change in consolidated net sales.
Cost of goods sold for the first nine months of 2018 was $5.0 billion, compared to $4.6 billion for the first nine months of 2017. As a percentage of net sales, cost of goods sold was 80.9% and 80.6%, respectively. The increase in cost of goods sold as a percentage of net sales was primarily due to geographic and end market business mix and a reclassification of certain labor costs from SG&A to cost of goods sold.
SG&A expenses for the first nine months of 2018 totaled $867.8 million versus $815.7 million for the first nine months of 2017. As a percentage of net sales, SG&A expenses were 14.1% and 14.4%, respectively. SG&A expenses reflect higher payroll expenses, increased costs driven by sales volume growth, a bad debt charge related to a Canadian customer that ceased operations, partially offset by gains from the sale of certain long-lived assets.
SG&A payroll expenses for the first nine months of 2018 of $608.7 million increased by $35.5 million compared to the same period in 2017 primarily due to higher sales volume and variable compensation expense, which was partially offset by a reclassification of certain labor costs from SG&A to cost of goods sold.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Depreciation and amortization for the first nine months of 2018 and 2017 was $47.3 million and $47.8 million, respectively.
Net interest and other totaled $54.6 million for the first nine months of 2018 compared to $49.4 million for the first nine months of 2017. The increase was primarily due to a foreign exchange loss of $2.6 million from the remeasurement of financial instruments, as well as accelerated amortization of debt discount and debt issuance costs related to early repayments on our term loan facility.
Income tax expense totaled $40.1 million for the first nine months of 2018 compared to $47.7 million in last year's comparable period and the effective tax rate was 19.3% and 25.3%, respectively. The lower effective tax rate in the current year is primarily due to the TCJA, which permanently reduced the U.S. federal statutory income tax rate from 35% to 21%, effective January 1, 2018.
Net income for the first nine months of 2018 was $167.3 million, compared to net income of $140.9 million for the first nine months of 2017.
Net loss of $1.9 million and less than $0.1 million was attributable to noncontrolling interests for the first nine months of 2018 and 2017, respectively. The change in net loss attributable to noncontrolling interests was primarily due to the effect of foreign currency.
Net income and diluted earnings per share attributable to WESCO International were $169.2 million and $3.56 per share, respectively, for the first nine months of 2018, compared with net income and diluted earnings per share of $140.9 million and $2.90 per share, respectively, for the first nine months of 2017.
Liquidity and Capital Resources
Total assets were $4.8 billion and $4.7 billion at September 30, 2018 and December 31, 2017, respectively. Total liabilities were $2.6 billion at September 30, 2018 and December 31, 2017. Total stockholders' equity was $2.2 billion at September 30, 2018 and $2.1 billion at December 31, 2017.
Our liquidity needs generally arise from fluctuations in our working capital requirements, capital expenditures, acquisitions and debt service obligations. As of September 30, 2018, we had $562.8 million in available borrowing capacity under our Revolving Credit Facility and $185.0 million in available borrowing capacity under our Receivables Facility, which combined with available cash of $79.8 million, provided liquidity of $827.6 million. Cash included in our determination of liquidity represents cash in deposit and interest bearing investment accounts. We believe cash provided by operations and financing activities will be adequate to cover our current operational and business needs. In addition, we regularly review our mix of fixed versus variable rate debt, and we may, from time to time, issue or retire borrowings and/or refinance existing debt in an effort to mitigate the impact of interest rate and foreign exchange rate fluctuations, and to maintain a cost-effective capital structure consistent with our anticipated capital requirements. At September 30, 2018, approximately 67% of our debt portfolio was comprised of fixed rate debt.
We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions. We also communicate on a regular basis with our lenders regarding our financial and working capital performance, liquidity position and financial leverage. Our financial leverage ratio was 3.1 and 3.6 as of September 30, 2018 and December 31, 2017, respectively. In addition, we are in compliance with all covenants and restrictions contained in our debt agreements as of September 30, 2018.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

The following table sets forth our financial leverage ratio as of September 30, 2018 and December 31, 2017:

	Twelve months ended
(In millions of dollars, except ratio)	September 30, 2018	December 31, 2017
Income from operations (1)	$342.9	$319.2
Depreciation and amortization	63.6	64.0
EBITDA	$406.5	$383.2

	September 30, 2018	December 31, 2017
Short-term borrowings and current debt	$32.3	$35.3
Long-term debt	1,229.3	1,313.3
Debt discount and debt issuance costs (2)	10.6	14.2
Total debt	1,272.2	1,362.8
Less: cash and cash equivalents	142.8	118.0
Total debt, net of cash	$1,129.4	$1,244.8

Financial leverage ratio	3.1	3.6
Financial leverage ratio, net of cash	2.8	3.2

(1)
Due to the adoption of ASU 2017-07 on a retrospective basis in the first quarter of 2018, we classified the non-service cost components of net periodic benefit cost as part of net interest and other for the twelve months ended September 30, 2018 and December 31, 2017. These components aggregated to a benefit of $1.9 million and $1.8 million, respectively.

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
At September 30, 2018, we had cash and cash equivalents totaling $142.8 million, of which $94.5 million was held by foreign subsidiaries. The cash held by our foreign subsidiaries could be subject to additional income taxes if repatriated. We continue to believe that we are able to maintain a sufficient level of liquidity for our domestic operations and commitments without repatriation of the cash held by these foreign subsidiaries. However, as a result of the TCJA, we are reevaluating our intent and ability to repatriate foreign cash based upon the available liquidity and cash flow needs of our foreign subsidiaries and will disclose in future filings any change in our intention to repatriate undistributed foreign earnings and any resulting income tax impacts.
We did not note any triggering events or substantive changes during the first nine months of 2018 that would require an interim evaluation of impairment of goodwill or indefinite-lived intangible assets. We will perform our annual impairment testing of goodwill and indefinite-lived intangible assets during the fourth quarter.
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Cash Flow
Operating Activities. Net cash provided by operating activities for the first nine months of 2018 totaled $174.5 million, compared with $81.1 million of cash generated for the first nine months of 2017. Net cash provided by operating activities included net income of $167.3 million and adjustments to net income totaling $67.1 million. Other sources of cash in the first nine months of 2018 included a decrease in inventories of $23.2 million, a decrease in other accounts receivable of $19.9 million, an increase in accounts payable of $18.2 million, an increase in accrued payroll and benefit costs of $2.8 million, and an increase other current and noncurrent liabilities of $2.3 million. Primary uses of cash in the first nine months of 2018 included: an increase in trade accounts receivable of $104.2 million resulting from higher sales; and, an increase in prepaid expenses and other assets of $22.1 million.
Net cash provided by operating activities for the first nine months of 2017 totaled $81.1 million, which included net income of $140.9 million and adjustments to net income totaling $68.8 million. Other sources of cash in 2017 included an increase in accounts payable of $138.3 million, a decrease in other accounts receivable of $4.4 million, and an increase in accrued payroll and benefit costs of $2.4 million. Primary uses of cash in 2017 included: an increase in trade accounts receivable of $174.7 million resulting from higher sales in the latter part of the first nine months of 2017; an increase in inventories of $86.7 million; an increase in prepaid expenses and other assets of $8.5 million; and, a decrease in other current and noncurrent liabilities of $3.8 million.
Investing Activities. Net cash used in investing activities for the first nine months of 2018 was $20.1 million, compared with $12.5 million used during the first nine months of 2017. Capital expenditures were $23.7 million for the nine month period ended September 30, 2018, compared to $16.0 million for the nine month period ended September 30, 2017.
Financing Activities. Net cash used in financing activities for the first nine months of 2018 was $124.9 million, compared to $92.2 million used in the first nine months of 2017. During the first nine months of 2018, financing activities consisted of borrowings and repayments of $504.3 million and $516.3 million, respectively, related to our Revolving Credit Facility, borrowings and repayments of $490.0 million and $505.0 million, respectively, related to our Receivables Facility and repayments of $60.0 million applied to our Term Loan Facility. Financing activities for the first nine months of 2018 also included borrowings and repayments on our various international lines of credit of approximately $116.8 million and $119.2 million, respectively. Additionally, financing activities for the first nine months of 2018 included the repurchase of $25.0 million of the Company's common stock pursuant to the share repurchase plan announced on December 13, 2017.
During the first nine months of 2017, financing activities consisted of borrowings and repayments of $589.5 million and $561.5 million, respectively, related to our Revolving Credit Facility, borrowings and repayments of $490.2 million and $470.2 million, respectively, related to our Receivables Facility, and repayments of $45.0 million applied to our Term Loan Facility. Financing activities for the first nine months of 2017 also included borrowings and repayments on our various international lines of credit of approximately $130.9 million and $115.0 million, respectively. Additionally, financing activities for the nine months ended September 30, 2017 included the repurchase of $106.7 million of the Company's common stock, of which $100.0 million was pursuant to the share repurchase plan announced on December 17, 2014.
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
Inflation
The rate of inflation, as measured by changes in the producer price index, affects different commodities, the cost of products purchased and ultimately the pricing of our different products and product classes to our customers. For the nine months ended September 30, 2018, pricing related to inflation impacted our sales by approximately 2%.
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
Item 3.    Quantitative and Qualitative Disclosures about Market Risks.
There have not been any material changes to our exposures to market risk during the quarterly period ended September 30, 2018 that would require an update to the relevant disclosures provided in our 2017 Annual Report on Form 10-K.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth all issuer purchases of common stock during the three months ended September 30, 2018, including those made pursuant to publicly announced plans or programs:

Period	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (1)
				(In Millions)
July 1 – July 31, 2018	60	$58.25	—	$300.0
August 1 – August 31, 2018	1,701	$60.13	—	$300.0
September 1 – September 30, 2018	352,785	$60.40	351,821	$275.0
Total	354,546	$60.40	351,821

(1)	On December 13, 2017, WESCO announced that its Board of Directors approved, on December 7, 2017, the repurchase of up to $300 million of the Company's common stock through December 31, 2020.

(2)
There were 2,725 shares purchased in the period that were not part of the publicly announced share repurchase program. These shares were surrendered by stock-based compensation plan participants to satisfy tax withholding obligations arising from the exercise of stock-settled stock appreciation rights and vesting of restricted stock units.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Item 6.    Exhibits.
(a)Exhibits
(10)    Material Contracts
(1) Seventh Amendment to Fourth Amended and Restated Receivables Purchase Agreement, dated as of April 23, 2018
(31)    Rule 13a-14(a)/15d-14(a) Certifications
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

WESCO International, Inc.
(Registrant)

November 2, 2018	By:	/s/ David S. Schulz
(Date)		David S. Schulz
Senior Vice President and Chief Financial Officer