Form 10-K
period 2018-12-31
WESCO INTERNATIONAL INC
filed 2019-02-27
CIK 929008

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Ex-change Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The registrant estimates that the aggregate market value of the voting shares held by non-affiliates of the registrant was approximately $2.7 billion as of June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price on the New York Stock Exchange for such stock.
As of February 26, 2019, 45,195,593 shares of Common Stock, par value $.01 per share, of the registrant were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Part III of this Form 10-K incorporates by reference portions of the registrant’s Proxy Statement for its 2019 Annual Meeting of Stockholders.

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
We serve approximately 70,000 active customers globally through approximately 500 branches primarily located in North America, with operations in 15 additional countries and 10 distribution centers located in the United States and Canada. The Company employs approximately 9,100 employees worldwide. We distribute over 1,000,000 products, grouped into six categories, from approximately 30,000 suppliers, utilizing a highly automated, proprietary electronic procurement and inventory replenishment system.
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
Industry Overview
We operate in highly fragmented markets that include thousands of small regional and locally based, privately owned competitors. The total potential in North America for purchases of MRO and OEM supplies and services across all industrial distribution market segments and channels is estimated to be approximately $880 billion per a combination of industry sources. According to one industry publication, the five largest full-line electrical distributors in North America, including WESCO, account for approximately one-third of an estimated $100 billion-plus of electrical sales in North America. Our global account, integrated supply and OEM programs provide customers with regional, national, North American and global supply chain consolidation opportunities. The demand for these programs is driven primarily by the desire of companies to reduce operating expenses by outsourcing operational and administrative functions associated with the procurement, management and utilization of MRO supplies and OEM components. We believe that opportunities exist for expansion of these programs.
According to various industry sources, electrical distribution industry sales have grown mid-single-digits on average over the past three years. Growth has been influenced by trends in the wider economy, including MRO and OEM purchasing, investments in infrastructure and construction activity. It is estimated that approximately 75% of electrical products sold in the United States are delivered to the end user through the distribution channel.

Markets and Customers
We have a large base of approximately 70,000 active customers across a diverse set of end markets. Our top ten customers accounted for approximately 18% of our sales in 2018. No one customer accounted for more than 4% of our sales in 2018.
The following table outlines our sales breakdown by end market:

	Year Ended December 31,
	2018	2017	2016
(percentages based on total sales)
Industrial	36%	37%	36%
Construction	33%	33%	34%
Utility	16%	16%	16%
Commercial, Institutional and Government	15%	14%	14%
Industrial. Sales to industrial customers of MRO, OEM, and construction products and services accounted for approximately 36% of our sales in 2018, compared to 37% in 2017. Industrial sales product categories include a broad range of electrical equipment and supplies as well as lubricants, pipe, valves, fittings, fasteners, cutting tools, power transmission, and safety products. In addition, OEM customers require a reliable supply of assemblies and components to incorporate into their own products as well as value-added services such as supplier consolidation, design and technical support, just-in-time supply and electronic commerce, and supply chain management.
Construction. Sales of electrical and communications products to construction customers accounted for approximately 33% of our sales in 2018 and 2017. Customers include a wide array of contractors and engineering, procurement and construction firms for industrial, infrastructure, commercial and data and broadband communications projects. Specific applications include projects for refineries, railways, wastewater treatment facilities, data centers, security installations, offices, and modular and mobile homes. In addition to a wide array of electrical products, we offer contractors communications products for projects related to IT/network modernization, physical security upgrades, broadband deployments, network security, and disaster recovery.
Utility. Sales to utilities and utility contractors accounted for approximately 16% of our sales in 2018 and 2017. Customers include large investor-owned utilities, rural electric cooperatives, municipal power authorities and contractors that serve these customers. We provide our utility customers with products and services to support the construction and maintenance of their generation, transmission and distribution systems along with an extensive range of products that meet their power plant MRO and capital projects needs. Materials management and procurement outsourcing arrangements are also important in this market, as cost pressures and deregulation have caused utility customers to seek improvements in the efficiency and effectiveness of their supply chains.
Commercial, Institutional and Government. Sales to CIG customers accounted for approximately 15% of our sales in 2018, compared to 14% in 2017. Customers include schools, hospitals, property management firms, retailers and federal, state and local government agencies of all types, including federal contractors.
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
Expand Products and Services for Utilities. Our investor-owned, public power and utility contractor customers continue to focus on improving grid reliability and operating efficiency, while reducing costs. As a result, we anticipate opportunities from distribution grid improvement, storm hardening, renewable generation installation and transmission expansion projects as well as the continued adoption of integrated supply programs. Accordingly, we are focused on expanding our logistical and project services and supply chain management programs to increase our scope of supply on the distribution grid, generation and other energy projects, including alternative energy projects.
Grow Industrial MRO and Safety Sales. Our sales of industrial MRO materials include a broad range of electrical and non-electrical products used in the ongoing maintenance and repair of equipment used in production processes. These products are also used for facility upkeep in manufacturing, commercial, institutional, and other operations. In addition, we have safety products, personal protection safety equipment, first aid supplies, and OSHA compliance categories to complement the industrial MRO product lines.
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
Grow Lighting System and Sustainability Sales. Lighting applications are undergoing significant innovation, driven by energy efficiency and sustainability trends. We have expanded our sales team and marketing initiatives and increased our presence and customer base with recent acquisitions. We have also developed capabilities to provide complete turn-key solutions for the installation of LED equipment and controls. We expect to continue to add product and service offerings to provide lighting and energy-saving solutions.
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
Manage Our Talent. We seek to develop a distinct competitive advantage through talent management, and employee engagement and development. We believe our ability to attract, develop and retain diverse human capital is imperative to ongoing business success. We improve workforce capability through various programs and processes that identify, recruit, develop and promote our talent base. Significant enhancements in these programs have been made over the last several years, and we expect to continue to refine and enhance these programs in the future.
Products and Services
Products
Our network of branches and distribution centers stock approximately 220,000 unique product stock keeping units and we provide customers with access to more than 1,000,000 different products. Each branch tailors its inventory to meet the needs of its local customers.
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

•	Electrical Distribution and Controls. Circuit breakers, transformers, switchboards, panel boards, metering products and busway products;

•	Lighting and Sustainability. Lamps, fixtures, ballasts and lighting control products, and

•	Automation, Controls and Motors. Motor control devices, drives, surge and power protection, relays, timers, pushbuttons, operator interfaces, switches, sensors, and interconnects.
The following table sets forth sales information by product category:

	Year Ended December 31,
	2018	2017	2016
(percentages based on total sales)
General Supplies	40%	40%	40%
Wire, Cable and Conduit	14%	15%	14%
Communications and Security	16%	15%	15%
Electrical Distribution and Controls	11%	10%	11%
Lighting and Sustainability	11%	12%	12%
Automation, Controls and Motors	8%	8%	8%
We purchase products from a diverse group of approximately 30,000 suppliers. In 2018, our ten largest suppliers accounted for approximately 32% of our purchases. Our largest supplier in 2018 was Eaton Corporation, accounting for approximately 11% of our purchases. No other supplier accounted for more than 4% of our total purchases.
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

Services
As part of our overall offering, we provide customers a comprehensive portfolio of value-added solutions within a wide range of service categories including construction, e-commerce, energy and sustainability, engineering services, production support, safety and security, supply chain optimization, training, and working capital. These solutions are designed to address our customers' business needs through:

•	Technical advisory strategies, including product lifecycle management and migration planning;

•	Supply chain and inventory optimization programs, including just-in-time delivery and vendor managed inventory;

•	Consultation on production and operational efficiencies from cross-functional, cost saving teams;

•	Transactional process improvements utilizing a suite of e-commerce solutions;

•	Energy-saving solutions, including lighting renovation and retrofit;

•	Operational safety and product training for customer's employees, and

•	Dedicated on-site support personnel.
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
Low-Cost Operator. Our competitiveness has been enhanced by our consistent favorable operating cost position, which is based on the use of LEAN, strategically-located distribution centers, and purchasing economies of scale. As a result of these and other factors, we believe our operating costs as a percentage of sales has historically been one of the lowest in our industry. Our selling, general and administrative expenses as a percentage of revenues for 2018 were 14.1%.

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
We also sell to global customers through export sales offices located in Calgary, Houston, Miami, Montreal and Pittsburgh within North America and sales offices and branch operations in various international locations. Our branches in Aberdeen, Scotland; Dublin, Ireland; and, Manchester, England support sales efforts in Europe and the Middle East. We have branches in Singapore and Thailand to support our sales in Asia and a branch near Shanghai to serve customers in China. Furthermore, we support sales in South America through our branches in Chile, Ecuador and Peru, and we have operations in six additional countries. Many of our international locations have been established to serve our growing list of customers with global operations.
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
Seasonality
Our operating results are not significantly affected by seasonal factors. Sales during the first quarter are affected by a reduced level of activity. Sales during the second, third and fourth quarters are generally 6% to 8% higher than the first quarter. Sales typically increase beginning in March, with slight fluctuations per month through October. During periods of economic expansion or contraction, our sales by quarter have varied significantly from this seasonal pattern.
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
Executive Officers
Our executive officers and their respective ages and positions as of February 27, 2019, are set forth below.

Name	Age	Position
John J. Engel	57	Chairman, President and Chief Executive Officer
Diane E. Lazzaris	52	Senior Vice President and General Counsel
Robert Minicozzi	57	Vice President and Chief Information Officer
David S. Schulz	53	Senior Vice President and Chief Financial Officer
Christine A. Wolf	58	Senior Vice President and Chief Human Resources Officer
Set forth below is biographical information for our executive officers listed above.
John J. Engel was elected as Chairman of the Board at the 2011 Annual Meeting and has served as President and Chief Executive Officer since 2009. Previously, Mr. Engel served as our Senior Vice President and Chief Operating Officer from 2004 to 2009. Before joining WESCO in 2004, Mr. Engel served as Senior Vice President and General Manager of Gateway, Inc., Executive Vice President and Senior Vice President of Perkin Elmer, Inc., Vice President and General Manager of Allied Signal, Inc., and also held various engineering, manufacturing and general management positions at General Electric Company.
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
Robert Minicozzi has served as our Vice President and Chief Information Officer since January 2016. From 2012 to December 2015, Mr. Minicozzi served as Vice President and Global Divisional Chief Information Officer of Arrow Electronics, Inc. and previously held various information systems leadership positions with Arrow Electronics, Inc.
David S. Schulz has served as our Senior Vice President and Chief Financial Officer since October 2016. From April 2016 to October 2016, he served as Senior Vice President and Chief Operating Officer of Armstrong Flooring, Inc. From 2013 to March 2016, he served as Senior Vice President and Chief Financial Officer of Armstrong World Industries, Inc., and as Vice President, Finance of the Armstrong Building Products division from 2011 to 2013. Prior to joining Armstrong World Industries in 2011, he held various financial leadership roles with Procter & Gamble and The J.M. Smucker Company. Mr. Schulz began his career as an officer in the United States Marine Corps.
Christine A. Wolf has served as our Senior Vice President and Chief Human Resources Officer since June 2018. From 2011 to June 2018, Ms. Wolf served as the Chief Human Resources Officer of Orbital ATK, Inc. until its acquisition by Northrop Grumman. From 2008 to 2011, she served as the Chief Human Resources Officer of Fannie Mae and from 2004 to 2008 she served as Chief Human Resources Officer of E*Trade Financial Corporation. Prior to that, she held various positions in human resources with companies in a variety of industries.

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
Our results of operations are affected by the level of business activity of our customers, which in turn is affected by global economic conditions and market factors impacting the industries and markets that they serve. Certain global economies and markets continue to experience significant uncertainty and volatility, particularly commodity-driven end markets such as oil and gas and metals and mining. Adverse economic conditions or lack of liquidity in these markets, particularly in North America, may adversely affect our revenues and operating results. Economic and financial market conditions may also affect the availability of financing for projects and for our customers' capital or other expenditures, which can result in project delays or cancellations and thus affect demand for our products. There can be no assurance that any governmental responses to economic conditions or disruptions in the financial markets ultimately will stabilize the markets or increase our customers' liquidity or the availability of credit to our customers. Should one or more of our larger customers declare bankruptcy, it could adversely affect the collectability of our accounts receivable, along with bad debt reserves and net income. In addition, our ability to access the capital markets may be restricted at a time when we would like, or need, to do so. The economic, political and financial environment may also affect our business and financial condition in ways that we currently cannot predict, and there can be no assurance that economic and political instability, both domestically and internationally (for example, resulting from changes to trade policies, tariffs or participation in trade agreements or economic and political unions) will not adversely affect our results of operations, cash flows or financial position in the future.
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
Existing or future competitors may seek to gain or retain market share by reducing prices, and we may be required to lower our prices or may lose business, which could adversely affect our financial results. We may be subject to supplier price increases while not being able to increase prices to customers. Also, to the extent that we do not meet changing customer preferences or demands, or to the extent that one or more of our competitors becomes more successful with private label products, on-line offerings or otherwise, our ability to attract and retain customers could be materially adversely affected. Existing or future competitors also may seek to compete with us for acquisitions, which could have the effect of increasing the price and reducing the number of suitable acquisitions. These factors, in addition to competitive pressures resulting from the fragmented nature of our industry, could affect our sales, profit margins and earnings.
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
We operate a number of facilities and we coordinate company activities, including information technology systems and administrative services and the like, through our headquarters operations. Our operations depend on our ability to maintain existing systems and implement new technology, which includes allocating sufficient resources to periodically upgrade our information technology systems, and to protect our equipment and the information stored in our databases against both manmade and natural disasters, as well as power losses, computer and telecommunications failures, technological breakdowns, unauthorized intrusions, cyber-attacks, and other events. Conversions to new information technology systems may result in cost overruns, delays or business interruptions. If our information technology systems are disrupted, become obsolete or do not adequately support our strategic, operational or compliance needs, it could result in a competitive disadvantage or adversely affect our business operations and financial condition, including our ability to process orders, receive and ship products, maintain inventories, collect accounts receivable and pay expenses, therefore impacting our results of operations.
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
We also depend on accessible office facilities, distribution centers and information technology data centers for our operations to function properly. An interruption of operations at any of our distribution centers or data centers could have a material adverse effect on the operations of branches served by the affected distribution or data center. Such disaster related risks and effects are not predictable with certainty and, although they typically can be mitigated, they cannot be eliminated. We seek to mitigate our exposures to disaster events in a number of ways. For example, where feasible, we design the configuration of our facilities to reduce the consequences of disasters. We also maintain insurance for our facilities against casualties, and we evaluate our risks and develop contingency plans for dealing with them. Although we have reviewed and analyzed a broad range of risks applicable to our business, the ones that actually affect us may not be those that we have concluded are most likely to occur. Furthermore, although our reviews have led to more systematic contingency planning, our plans are in varying stages of development and execution, such that they may not be adequate at the time of occurrence for the magnitude of any particular disaster event that we may encounter.
Loss of key suppliers, product cost fluctuations, lack of product availability, or inefficient supply chain operations could decrease sales, profit margins, and earnings.
Most of our agreements with suppliers are terminable by either party on 60 days' notice or less. Our 10 largest suppliers in 2018 accounted for approximately 32% of our purchases for the period. Our largest supplier in 2018 was Eaton Corporation, accounting for approximately 11% of our purchases. The loss of, or a substantial decrease in the availability of, products from any of these suppliers, a supplier's change in sales strategy to rely less on distribution channels, the loss of key preferred supplier agreements, or disruptions in a key supplier's operations could have a material adverse effect on our business. Supply interruptions could arise from shortages of raw materials, effects of economic, political or financial market conditions on a supplier's operations, labor disputes or weather conditions affecting products or shipments, transportation disruptions, information system disruptions or other reasons beyond our control.
In addition, certain of our products, such as wire and conduit, are commodity price based products and may be subject to significant price fluctuations which are beyond our control. While increases in the cost of energy or products could have adverse effects, decreases in those costs, particularly if severe, could also adversely impact us by creating deflation in selling prices, which could cause our gross profit margin to deteriorate. Fluctuations in energy or raw materials costs can also adversely affect our customers. Declines in oil and natural gas prices can negatively impact our customers operating in those industries and, consequently, our sales to those customers. Furthermore, we cannot be certain that particular products or product lines will be available to us, or available in quantities sufficient to meet customer demand. Such limited product access could cause us to be at a competitive disadvantage. The profitability of our business is also dependent upon the efficiency of our supply chain. An inefficient or ineffective supply chain strategy or operations could increase operational costs, decrease sales, profit margins and earnings, which could adversely affect our business.

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
While there are risks associated with acquisitions generally, including integration risks, there are additional risks more specifically associated with owning and operating businesses internationally, including those arising from import and export controls, foreign currency exchange rate changes, developments in political, regulatory or economic conditions impacting those operations and various environmental and climatic conditions in particular areas of the world.
Financial Risk Factors
Changes in tax laws or challenges to the Company's tax positions by taxing authorities could adversely impact the Company's results of operations and financial condition.
We are subject to taxes in jurisdictions in which we do business, including but not limited to taxes imposed on our income, receipts, stockholders' equity, property, sales, purchases and payroll. As a result, the tax expense we incur can be adversely affected by changes in tax law. We frequently cannot anticipate these changes in tax law, which can cause unexpected volatility in our results of operations. While not limited to the United States (U.S.) and Canada, changes in the tax law at the federal and state/provincial levels in the U.S. and Canada can have a material adverse effect on our results of operations.
Additionally, the tax laws to which the Company is subject are inherently complex and ambiguous. Therefore, we must interpret the applicable laws and make subjective judgments about the expected outcome upon challenge by the applicable taxing authorities. As a result, the impact on our results from operations of the application of enacted tax laws to our facts and circumstances is frequently uncertain. If a tax authority successfully challenges our interpretation and application of the tax law to our facts and circumstances, there can be no assurance that we can accurately predict the outcome and the taxes ultimately owed upon effective settlement, which may differ from the tax expense recognized in our consolidated statements of income and comprehensive income (loss) and accrued in our consolidated balance sheets. Additionally, if we cannot meet liquidity requirements in the U.S., we may have to repatriate funds from overseas, which would result in additional income taxes being incurred on the amount repatriated.
Uncertainties in the interpretation and application of the Tax Cuts and Jobs Act of 2017 could materially affect our tax obligations and effective tax rate.
The Tax Cuts and Jobs Act of 2017 (the "TCJA") was enacted on December 22, 2017, and it significantly affected U.S. tax law by, among other things, changing how the U.S. taxes the income of multinational corporations. The U.S. Department of Treasury (the "Treasury Department") has broad authority to issue regulations and interpretative guidance that may significantly impact how the TCJA is applied. While the Treasury Department issued many proposed regulations and other guidance in 2018 to clarify certain aspects of the TCJA, these regulations and other guidance are subject to change when issued in their final form. Additionally, the Treasury Department is expected to issue more proposed regulations in 2019 to address other aspects of the TCJA. Furthermore, guidance is expected to be forthcoming with respect to the treatment of the TCJA by the various states. We will continue to monitor the guidance issued by the Treasury Department and the various states and will record any material impact related to it in the period of enactment.

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
As of December 31, 2018, excluding debt discount and debt issuance costs, we had $1.2 billion of consolidated indebtedness. We and our subsidiaries may undertake additional borrowings in the future, subject to certain limitations contained in the debt instruments governing our indebtedness. Over the next three years, we will be required to repay or refinance approximately $883.3 million of our currently outstanding indebtedness.
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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
We have approximately 500 branches, of which approximately 340 are located in the United States, approximately 130 are located in Canada, seven are located in Mexico and the remainder are in other countries located in Africa, Asia, Europe and South America. Approximately 14% of our branches are owned facilities, and the remainder are leased.
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
We also lease our 109,000 square-foot headquarters in Pittsburgh, Pennsylvania. We do not regard the real property associated with any single branch location as material to our operations. We believe our facilities are in good operating condition and are adequate for their respective uses.
Item 3. Legal Proceedings.
From time to time, a number of lawsuits and claims have been or may be asserted against us relating to the conduct of our business, including litigation relating to commercial, product and employment matters. The outcome of any litigation cannot be predicted with certainty, and some lawsuits may be determined adversely to us. However, management does not believe that the ultimate outcome of any such pending matters is likely to have a material adverse effect on our financial condition or liquidity, although the resolution in any fiscal period of one or more of these matters may have a material adverse effect on our results of operations for that period.
Information relating to legal proceedings is disclosed in Note 16, "Commitments and Contingencies," of the Notes to Consolidated Financial Statements and is incorporated herein by reference.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market, Stockholder and Dividend Information. Our common stock is listed on the New York Stock Exchange under the symbol “WCC.” As of February 26, 2019, there were 45,195,593 shares of common stock outstanding held by approximately 19 holders of record. We have not paid dividends on common stock and do not currently plan to pay dividends. We do, however, evaluate the possibility from time to time. It is currently expected that earnings will be reinvested to support growth initiatives, acquisitions, debt reduction, and share repurchases. In addition, our Revolving Credit Facility, Term Loan Facility, 2021 Notes and 2024 Notes limit our ability to pay dividends and repurchase our common stock. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
Issuer Purchases of Equity Securities. On December 13, 2017, WESCO announced that its Board of Directors approved, on December 7, 2017, the repurchase of up to $300 million of the Company's common stock through December 31, 2020. On October 31, 2018, the Company's Board of Directors approved an increase to the authorization from $300 million to $400 million. As disclosed in Note 12 of the Notes to Consolidated Financial Statements, as of December 31, 2018, 2,003,446 shares had been repurchased for $125.0 million under this repurchase authorization.
The following table sets forth all issuer purchases of common stock during the three months ended December 31, 2018, including those made pursuant to publicly announced plans or programs:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(2)
				(In Millions)
October 1 – October 31, 2018	64,148	$59.14	63,730	$375.0
November 1 – November 30, 2018	1,588,868	$53.53	1,587,895	$275.0
December 1 – December 31, 2018	—	$—	—	$275.0
Total	1,653,016	$53.75	1,651,625

(1)
There were 1,391 shares purchased in the period that were not part of the publicly announced share repurchase program. These shares were surrendered by stock-based compensation plan participants to satisfy tax withholding obligations arising from the exercise of stock-settled stock appreciation rights and vesting of restricted stock units.

(2)
This amount represents the remaining authorization under the Company's share repurchase program that is available to repurchase shares of the Company's common stock. Due to the nature of accelerated share repurchases, the Company receives a certain percentage of shares immediately upon an up-front payment of cash. The remaining shares are delivered by the respective counterparty at the end of the valuation period. The amount authorized under the Company’s share repurchase program was reduced at the time of the up-front cash payment.

Company Performance. The following stock price performance graph illustrates the cumulative total return on an investment in WESCO International, a 2018 Performance Peer Group, and the Russell 2000 Index. The graph covers the period from December 31, 2013 to December 31, 2018, and assumes that the value for each investment was $100 on December 31, 2018, and that all dividends were reinvested.

WESCO International, Inc. - Cumulative Total Shareholder Return
Cumulative Investment Value
(Index $100)
$250
$200
$150
$100
$50
$0

	2013	2014	2015	2016	2017	2018
WESCO Intl Inc.	$100.00	$83.68	$47.96	$73.08	$74.83	$52.71
Performance Peer Group	$100.00	$102.01	$88.91	$114.61	$134.51	$124.54
Russell 2000	$100.00	$104.89	$100.26	$121.62	$143.88	$128.05

2018 Performance Peer Group:
Anixter International, Inc.	Essendant, Inc.	MSC Industrial Direct Co., Inc.
Applied Industrial Technologies, Inc.	Fastenal Company	Rexel SA
Arrow Electronics, Inc.	Genuine Parts Company	Rockwell Automation, Inc.
Avnet, Inc.	HD Supply Holdings, Inc.	Tech Data Corporation
Barnes Group	Hubbell, Inc.	W.W. Grainger, Inc.
Eaton Corporation Plc	MRC Global, Inc.

Item 6. Selected Financial Data.
The following selected financial data for the last five fiscal years has been derived from the Company's Consolidated Financial Statements for those years. As described below, certain prior periods have been impacted by the retrospective application of an accounting standard. This financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Item 8, and with Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in Item 7.

Income Statement Data:	Year Ended December 31,
(In millions, except per share data)	2018	2017	2016	2015	2014
Net sales	$8,176.6	$7,679.0	$7,336.0	$7,518.5	$7,889.6
Cost of goods sold (excluding depreciation and amortization)	6,609.2	6,194.4	5,887.8	6,024.8	6,278.6
Selling, general and administrative expenses(1)	1,151.9	1,101.5	1,050.8	1,056.2	1,077.7
Depreciation and amortization	63.0	64.0	66.9	65.0	68.0
Income from operations	352.5	319.1	330.5	372.5	465.3
Net interest and other(1)	71.4	66.6	75.1	68.6	81.2
Loss on debt extinguishment(2)	—	—	123.9	—	—
Income before income taxes	281.1	252.5	131.5	303.9	384.1
Provision for income taxes	55.7	89.3	30.4	95.5	108.7
Net income	225.4	163.2	101.1	208.4	275.4
Net loss attributable to noncontrolling interests	2.0	0.3	0.5	2.3	0.5
Net income attributable to WESCO International	$227.4	$163.5	$101.6	$210.7	$275.9
Earnings per common share attributable to WESCO International
Basic	$4.87	$3.42	$2.30	$4.85	$6.21
Diluted	$4.82	$3.38	$2.10	$4.18	$5.18
Weighted-average common shares outstanding
Basic	46.7	47.8	44.1	43.4	44.4
Diluted	47.2	48.4	48.3	50.4	53.3
Other Financial Data:
Capital expenditures	$36.2	$21.5	$18.0	$21.7	$20.5
Net cash provided by operating activities	296.7	149.1	300.2	283.1	251.2
Net cash used in investing activities	(34.1)	(5.3)	(70.5)	(170.2)	(144.2)
Net cash used in financing activities	(275.1)	(141.2)	(276.3)	(67.8)	(95.5)
Balance Sheet Data:
Total assets	$4,605.0	$4,735.5	$4,431.8	$4,569.7	$4,754.4
Total debt (including current and short-term debt)(3)	1,223.5	1,348.6	1,385.3	1,483.4	1,415.6
Stockholders’ equity	2,129.7	2,116.1	1,963.6	1,727.5	1,881.8

(1)
Effective January 1, 2018, WESCO adopted Accounting Standards Update (ASU) 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The adoption of this ASU resulted in the reclassification of $1.8 million, $1.5 million, $1.2 million and $0.9 million from selling, general and administrative expenses to net interest and other in the Consolidated Statements of Income and Comprehensive Income (Loss) for the years ended December 31, 2017, 2016, 2015 and 2014, respectively.

(2)	Represents the loss recognized in 2016 related to the redemption of the then outstanding 6.0% Convertible Senior Debentures due 2029 (the "2029 Debentures").

(3)
Includes the discount related to the 2029 Debentures and Term Loan Facility. For 2018, 2017, 2016 and 2015, also includes debt issuance costs. See Note 9 of the Notes to Consolidated Financial Statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto included in Item 8 of this Annual Report on Form 10-K.
Company Overview
Our 2018 financial results reflect record sales with growth in all end markets and geographies, operating margin expansion, strong cash flow generation, and effective capital deployment. Sales increased $497.6 million, or 6.5%, over the prior year. Foreign exchange rates positively impacted net sales by 0.3%, resulting in organic sales growth of 6.2%. Cost of goods sold as a percentage of net sales was 80.8% and 80.7% in 2018 and 2017, respectively. Operating income was $352.4 million for 2018, compared to $319.0 million for 2017. Operating income increased primarily due to higher sales volume and operating leverage. Net income attributable to WESCO International of $227.3 million increased by 39.1% compared to 2017 net income of $163.5 million, which included $26.4 million of discrete income tax expense resulting from the application of the TCJA. Earnings per diluted share attributable to WESCO International was $4.82 in 2018, based on 47.2 million diluted shares, compared with earnings per diluted share of $3.38 in 2017, based on 48.4 million diluted shares. Excluding the impact of the TCJA of $0.55, adjusted earnings per diluted share for 2017 was $3.93.
We provide a full-line of electrical, industrial and communications MRO and OEM products, construction materials, and advanced supply chain management and logistics services to customers globally. Approximately 75% of our sales in 2018 were from customers in the United States and 25% were from international customers, primarily in Canada. Our end markets consist of industrial firms, electrical and data communications contractors, utilities, and commercial organizations, institutions and government entities. Our transaction types to these markets can be categorized as stock, direct ship and special order. Stock orders are filled directly from existing inventory and represent approximately 52% of total sales. Approximately 38% of our total sales are direct ship sales. Direct ship sales are typically custom-built products, large orders or products that are too bulky to easily handle and, as a result, are shipped directly to the customer from the supplier. Special orders are for products that are not ordinarily stocked in inventory and are ordered based on a customer’s specific request. Special orders represent the remaining 10% of total sales.
We have historically financed our working capital requirements, capital expenditures, acquisitions, share repurchases and new branch openings through internally-generated cash flow, debt issuances, borrowings under our Revolving Credit Facility and funding through our Receivables Facility.
Cash Flow
We generated $296.7 million in operating cash flow during 2018. Cash provided by operating activities included net income of $225.4 million, adjustments to net income totaling $84.9 million, which were offset by changes in assets and liabilities of $13.6 million. Investing activities primarily included capital expenditures of $36.2 million. Financing activities consisted of borrowings and repayments of $473.1 million and $433.5 million, respectively, related to our Revolving Credit Facility, borrowings and repayments of $720.0 million and $825.0 million, respectively, related to our Receivables Facility, repayments of $60.0 million applied to our Term Loan Facility as well as borrowings and repayments on our various international lines of credit of $142.3 million and $143.7 million, respectively. Financing activities also included the repurchase of $127.2 million of the Company's common stock, of which $125.0 million was pursuant to the share repurchase plan announced on December 13, 2017 and amended on October 31, 2018.
Free cash flow for the years ended December 31, 2018 and 2017 was $260.5 million and $127.6 million, respectively.

The following table sets forth the components of free cash flow:

	Twelve Months Ended December 31,
	2018	2017
(In millions)
Cash flow provided by operations	$296.7	$149.1
Less: Capital expenditures	(36.2)	(21.5)
Free cash flow	$260.5	$127.6
Note: The table above reconciles cash flow provided by operations to free cash flow. Free cash flow is a non-GAAP financial measure of liquidity. Capital expenditures are deducted from operating cash flow to determine free cash flow. Free cash flow is available to fund investing and financing activities.
Financing Availability
As of December 31, 2018, we had $515.9 million in total available borrowing capacity under our Revolving Credit Facility, which was comprised of $398.1 million of availability under the U.S. sub-facility and $117.8 million of availability under the Canadian sub-facility. Available borrowing capacity under our Receivables Facility was $275.0 million. The Receivables Facility and Revolving Credit Facility both mature in September 2020.
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
Revenue Recognition
Our revenue arrangements generally consist of single performance obligations to transfer a promised good or service, or a combination of goods and services. Revenue is recognized when control has transferred to the customer, which is generally when the product has shipped from one of our facilities or directly from a supplier. For products that ship directly from suppliers to customers, we act as the principal in the transaction and recognize revenue on a gross basis. Revenue for integrated supply services is recognized over time based on hours incurred as the transfer of control occurs as the services are being performed. We generally satisfy our performance obligations within a year or less.
We generally do not have significant financing terms associated with our contracts; payments are normally received within 60 days. There are generally no significant costs associated with obtaining customer contracts. We generally pass through warranties offered by manufacturers or suppliers to our customers. Sales taxes (and value added taxes in foreign jurisdictions) collected from customers and remitted to governmental authorities are excluded from net sales.
Supplier Volume Rebates
We receive rebates from certain suppliers based on contractual arrangements with such suppliers. Since there is a lag between actual purchases and the rebates received from suppliers, we estimate and accrue the approximate amount of rebates available at a specific date based on forecasted purchases and the rebate provisions of the various supplier contracts. We record the amounts as other accounts receivable in the Consolidated Balance Sheets and the corresponding rebate income is recorded as a reduction of cost of goods sold.
Allowance for Doubtful Accounts
We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We have a systematic procedure using historical data and reasonable assumptions of collectability made at the local branch level and on a consolidated corporate basis to estimate allowances for doubtful accounts.

Excess and Obsolete Inventory
We write down our inventories to the lower of cost and net realizable value based on internal factors derived from historical analysis of actual losses. We use past data to identify items in excess of 36 months supply relative to demand or movement. We then analyze the ultimate disposition of identified excess inventories as they are sold, returned to supplier, or scrapped. This historical item-by-item analysis allows us to develop an estimate of the likelihood that an item identified as being in excess supply ultimately becomes obsolete. We apply the estimate to inventories currently in excess of 36 months supply, and reduce the carrying value of inventories by the derived amount. We revisit and test our assumptions on a periodic basis. Historically, we have not had material changes to our assumptions, nor do we anticipate any material changes in the future.
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
We performed our annual impairment tests of goodwill and indefinite-lived intangible assets during the fourth quarter. A possible indicator of goodwill impairment is the relationship of a company’s market capitalization to its book value. As of December 31, 2018, our market capitalization exceeded our book value and the fair values of our reporting units exceeded their carrying values. Accordingly, there were no impairment losses identified as a result of our annual test.
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
The TCJA imposed a one-time tax on the deemed repatriation of undistributed foreign earnings (the "transition tax"). Except for a portion of the previously taxed foreign earnings that have been repatriated, we continue to assert that the remaining undistributed earnings of our foreign subsidiaries, the majority of which were subject to the transition tax, are indefinitely reinvested. We believe we are able to maintain a sufficient level of liquidity for our domestic operations and commitments without repatriating cash held by these foreign subsidiaries. Upon any future repatriation, additional income taxes may be incurred; however, it is not practicable to determine the amount at this time.
The provisions of the TCJA also introduced U.S. taxation on certain global intangible low-taxed income ("GILTI"). We have elected to account for GILTI tax as a component of income tax expense.

Future adjustments (if any) resulting from additional regulatory guidance regarding the accounting for the income tax effects of TCJA will be recognized as discrete income tax expense or benefit in the period in which guidance is issued.
Results of Operations
The following table sets forth the percentage relationship to net sales of certain items in our Consolidated Statements of Income and Comprehensive Income for the periods presented:

	Year Ended December 31,
	2018	2017	2016
Net sales	100.0%	100.0%	100.0%
Cost of goods sold (excluding depreciation and amortization)	80.8	80.7	80.3
Selling, general and administrative expenses	14.1	14.3	14.3
Depreciation and amortization	0.8	0.8	0.9
Income from operations	4.3	4.2	4.5
Net interest and other	0.9	0.9	1.0
Loss on debt redemption	—	—	1.7
Income before income taxes	3.4	3.3	1.8
Provision for income taxes	0.6	1.2	0.4
Net income attributable to WESCO International	2.8%	2.1%	1.4%
2018 Compared to 2017
Net Sales. Net sales in 2018 increased 6.5% to $8.2 billion, compared with $7.7 billion in 2017. Foreign exchange rates positively impacted net sales by 0.3%, resulting in organic sales growth of 6.2%.
The following table sets forth organic sales growth:

Twelve Months Ended
December 31,
Organic Sales Growth:	2018
Change in net sales	6.5%
Less: Impact from acquisitions	—%
Less: Impact from foreign exchange rates	0.3%
Less: Impact from number of workdays	—%
Organic sales growth	6.2%
Note: Organic sales growth is a non-GAAP financial measure of sales performance. Organic sales growth is calculated by deducting the percentage impact from acquisitions in the first year of ownership, foreign exchange rates and number of workdays from the overall percentage change in consolidated net sales.
Cost of Goods Sold. Cost of goods sold increased 6.7% in 2018 to $6.6 billion, compared with $6.2 billion in 2017. Cost of goods sold as a percentage of net sales was 80.8% and 80.7% in 2018 and 2017, respectively. Cost of goods sold as a percentage of net sales was positively impacted by our ability to effectively pass through supplier price increases to customers and margin improvement initiatives. These benefits were offset by a reclassification of certain labor costs from selling, general and administrative expenses to cost of goods sold.
Selling, General and Administrative ("SG&A") Expenses. SG&A expenses include costs associated with personnel, shipping and handling, travel, advertising, facilities, utilities and bad debts. SG&A expenses increased by $50.3 million, or 4.6%, to $1.2 billion in 2018. SG&A expenses increased primarily as a result of higher payroll expenses and higher operating costs, which were required to support sales volume growth. SG&A expenses as a percentage of net sales improved to 14.1% in 2018 from 14.3% in 2017.

SG&A payroll expenses for 2018 of $804.2 million increased by $27.9 million compared to 2017. The increase in SG&A payroll expenses was primarily due to increases in salaries, variable compensation and healthcare benefits, which were partially offset by a reclassification of certain labor costs from selling, general and administrative expenses to cost of goods sold.
The remaining SG&A expenses for 2018 of $347.8 million increased by $22.5 million compared to 2017. The increase in the remaining SG&A expenses was primarily due to higher costs driven by sales volume growth and a bad debt charge related to a Canadian customer that ceased operations. These increases were partially offset by gains from the sale of certain long-lived assets.
Depreciation and Amortization. Depreciation and amortization decreased $1.0 million to $63.0 million in 2018, compared with $64.0 million in 2017.
Income from Operations. Income from operations increased by $33.4 million to $352.4 million in 2018, compared to $319.0 million in 2017. Income from operations as a percentage of net sales was 4.3% and 4.2% in 2018 and 2017, respectively. Income from operations as a percentage of net sales increased primarily as a result of higher sales volume, as well as operational efficiencies and cost discipline.
Net Interest and Other. Net interest and other totaled $71.4 million in 2018, compared with $66.6 million in 2017, an increase of 7.2%. The increase was primarily due to a foreign exchange loss of approximately $3.0 million from the remeasurement of a financial instrument, as well as accelerated amortization of debt discount and debt issuance costs due to early repayments on our term loan facility.
Income Taxes. Our effective tax rate was 19.8% in 2018 compared to 35.4% in 2017. The lower effective tax rate for 2018 was primarily due to the permanent reduction of the U.S. federal statutory income tax rate from 35% to 21%, effective January 1, 2018, as well as the completion of the accounting for the income tax effects of the TCJA. In 2017, the effective tax rate was negatively impacted by the discrete income tax expense of $26.4 million related to the application of the TCJA.
Net Income. Net income increased by $62.2 million, or 38.1%, to $225.4 million in 2018, compared to $163.1 million in 2017. The increase in net income was primarily due higher sales volume and lower income taxes.
Net Loss Attributable to Noncontrolling Interests. Net loss attributable to noncontrolling interests in 2018 and 2017 was $2.0 million and $0.3 million, respectively. The change in net loss attributable to noncontrolling interests was primarily due to the effect of foreign currency.
Net Income Attributable to WESCO International. Net income and earnings per diluted share attributable to WESCO International were $227.3 million and $4.82 per share, respectively, in 2018, compared with $163.5 million and $3.38 per share, respectively, in 2017.
2017 Compared to 2016
Net Sales. Net sales in 2017 increased 4.7% to $7.7 billion, compared with $7.3 billion in 2016. Foreign exchange rates and acquisitions positively impacted net sales by 0.4% and 0.2%, respectively, and were partially offset by a 0.4% impact from the number of workdays, resulting in organic sales growth of 4.5%.
The following table sets forth organic sales growth:

Twelve Months Ended
December 31,
Organic Sales Growth:	2017
Change in net sales	4.7%
Less: Impact from acquisitions	0.2%
Less: Impact from foreign exchange rates	0.4%
Less: Impact from number of workdays	(0.4)%
Organic sales growth	4.5%
Note: Organic sales growth is a non-GAAP financial measure of sales performance. Organic sales growth is calculated by deducting the percentage impact from acquisitions in the first year of ownership, foreign exchange rates and number of workdays from the overall percentage change in consolidated net sales.

Cost of Goods Sold. Cost of goods sold increased 5.2% in 2017 to $6.2 billion, compared with $5.9 billion in 2016. Cost of goods sold as a percentage of net sales was 80.7% and 80.3% in 2017 and 2016, respectively. The increase in cost of goods sold as a percentage of net sales was primarily due to geographic mix and competition.
SG&A Expenses. SG&A expenses include costs associated with personnel, shipping and handling, travel, advertising, facilities, utilities and bad debts. SG&A expenses increased by $50.8 million, or 4.8%, to $1.1 billion in 2017. As a percentage of net sales, SG&A expenses were consistent at 14.3% in 2017 and 2016. SG&A expenses increased primarily as a result of higher variable compensation expense.
SG&A payroll expenses for 2017 of $776.3 million increased by $40.0 million compared to 2016. The increase in SG&A payroll expenses was primarily due to an increase in commissions, incentive compensation, healthcare benefits, and temporary labor costs.
The remaining SG&A expenses for 2017 of $325.3 million increased by $10.8 million compared to 2016. The increase in the remaining SG&A expenses was primarily due to an increase in operating costs required to support higher sales volumes.
Depreciation and Amortization. Depreciation and amortization decreased $2.8 million to $64.0 million in 2017, compared with $66.9 million in 2016.
Income from Operations. Income from operations decreased by $11.5 million to $319.0 million in 2017, compared to $330.6 million in 2016. Income from operations as a percentage of net sales was 4.2% and 4.5% in 2017 and 2016, respectively. Income from operations as a percentage of net sales decreased primarily as a result of lower gross margin.
Net Interest and Other. Net interest and other totaled $66.6 million in 2017, compared with $75.1 million in 2016, a decrease of 11.3%. The decrease was primarily due to a reduction in higher-priced debt. Non-cash interest expense, which includes the amortization of debt discounts and debt issuance costs, the non-service cost components of net periodic benefit cost, and interest related to uncertain tax positions, was $2.2 million and $6.4 million for 2017 and 2016, respectively.
The following table sets forth the components of interest expense:

	Twelve Months Ended
	December 31,
	2017	2016
(In millions)
Amortization of debt discounts	$0.3	$3.1
Amortization of debt issuance costs	3.7	3.6
Non-service cost components of net periodic benefit cost	(1.9)	(1.5)
Interest related to uncertain tax positions, net	0.1	1.2
Non-cash interest expense	2.2	6.4
Change in accrued interest	0.6	(5.6)
Cash interest expense	63.8	74.3
Total interest expense	$66.6	$75.1
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
Net Income. Net income increased by $62.0 million, or 61.3%, to $163.1 million in 2017, compared to $101.1 million in 2016. The increase in net income was primarily due to the loss on debt redemption recognized in 2016 as a result of the early redemption of the 2029 Debentures and an increase in net sales, partially offset by higher cost of goods sold, SG&A and income tax expenses. Adjusted net income for the years ended December 31, 2017 and 2016 was $189.6 million and $183.8 million, respectively.
Net Loss Attributable to Noncontrolling Interests. Net loss attributable to noncontrolling interests in 2017 and 2016 was $0.3 million and $0.5 million, respectively.

Net Income Attributable to WESCO International. Net income and earnings per diluted share attributable to WESCO International were $163.5 million and $3.38 per share, respectively, in 2017, compared with $101.6 million and $2.10 per share, respectively, in 2016. Adjusted net income and adjusted earnings per diluted share attributable to WESCO International were $189.9 million and $3.93 per share, and $184.3 million and $3.80 per share, for the years ended December 31, 2017 and 2016, respectively.
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
Liquidity and Capital Resources
Total assets were $4.6 billion and $4.7 billion at December 31, 2018 and 2017, respectively. Total liabilities at December 31, 2018 and 2017 were $2.5 billion and $2.6 billion, respectively. Total stockholders’ equity was $2.1 billion at December 31, 2018 and 2017.
The following table sets forth our outstanding indebtedness:

	As of December 31,
	2018	2017
	(In millions)
International lines of credit	$30.8	$34.1
Term Loan Facility, less debt discount of $0.2 and $0.5 in 2018 and 2017, respectively	24.6	84.2
Accounts Receivable Securitization Facility	275.0	380.0
Revolving Credit Facility	51.6	12.0
5.375% Senior Notes due 2021	500.0	500.0
5.375% Senior Notes due 2024	350.0	350.0
Capital leases	1.1	2.0
Total debt	1,233.1	1,362.3
Less unamortized debt issuance costs	(9.6)	(13.7)
Less short-term debt and current portion of long-term debt	(56.2)	(35.3)
Total long-term debt	$1,167.3	$1,313.3
The required annual principal repayments for all indebtedness for the next five years and thereafter, as of December 31, 2018, is set forth in the following table:

(In millions)
2019	$56.7
2020	326.6
2021	500.0
2022	—
2023	—
Thereafter	350.0
Total payments on debt	1,233.3
Debt discount	(0.2)
Total debt	$1,233.1
Our liquidity needs generally arise from fluctuations in our working capital requirements, capital expenditures, acquisitions and debt service obligations. As of December 31, 2018, we had $515.9 million in available borrowing capacity under our Revolving Credit Facility and $275.0 million in available borrowing capacity under our Receivables Facility, which combined with available cash of $33.1 million, provided liquidity of $824.0 million. Cash included in our determination of liquidity represents cash in deposit and interest bearing investment accounts. We believe cash provided by operations and financing activities will be adequate to cover our current operational and business needs.
We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions. We also communicate on a regular basis with our lenders regarding our financial and working capital performance, liquidity position and financial leverage. Our financial leverage ratio was 3.0 and

3.6 as of December 31, 2018 and 2017, respectively. In addition, we are in compliance with all covenants and restrictions contained in our debt agreements as of December 31, 2018.
The following table sets forth the Company's financial leverage ratio as of December 31, 2018 and 2017:

	Twelve months ended December 31,
	2018	2017
(In millions, except ratios)
Net income	$225.4	$163.1
Provision for income taxes	55.7	89.3
Net interest and other(1)	71.4	66.6
Depreciation and amortization	63.0	64.0
EBITDA	$415.5	$383.0

	December 31, 2018	December 31, 2017
Short-term borrowings and current debt	$56.2	$35.3
Long-term debt	1,167.3	1,313.3
Debt discount and debt issuance costs(2)	9.6	14.2
Total debt	$1,233.1	$1,362.8

Financial leverage ratio based on total debt	3.0	3.6

(1)
Due to the adoption of ASU 2017-07 on a retrospective basis in the first quarter of 2018, the Company classified the non-service cost components of net periodic benefit cost as part of net interest and other for the years ended December 31, 2018 and December 31, 2017. These components aggregated to a benefit of $1.9 million for both years.

(2)	Long-term debt is presented in the Consolidated Balance Sheets net of debt discount and debt issuance costs.
Note: Financial leverage is a non-GAAP financial measure of the use of debt. Financial leverage ratio is calculated by dividing total debt, including debt discount and debt issuance costs, by EBITDA. EBITDA is defined as the trailing twelve months earnings before interest, taxes, depreciation and amortization.
At December 31, 2018, we had cash and cash equivalents totaling $96.3 million, of which $67.7 million was held by foreign subsidiaries. As a result of the TCJA, we reevaluated our intent and ability to repatriate foreign earnings based upon the liquidity of our domestic operations and the cash flow needs of our foreign subsidiaries. Consequently, during the year ended December 31, 2018, we repatriated a portion of the previously taxed earnings attributable to our Canadian operations. We continue to assert that the remaining undistributed earnings of our foreign subsidiaries, the majority of which were subject to the one-time tax imposed by the TCJA, are indefinitely reinvested. We believe that we are able to maintain a sufficient level of liquidity for our domestic operations and commitments without repatriating cash held by these foreign subsidiaries. Upon any future repatriation, additional income taxes may be incurred; however, it is not practicable to determine the amount at this time.
Over the next several quarters, we plan to closely manage working capital, and it is expected that excess cash will be directed primarily at growth initiatives, acquisitions, debt reduction, and share repurchases. We remain focused on maintaining ample liquidity and credit availability. We anticipate capital expenditures in 2019 to be similar to 2018. We believe our balance sheet and ability to generate ample cash flow provides us with a durable business model and should allow us to fund expansion needs and growth initiatives.
We finance our operating and investing needs as follows:
International Lines of Credit
Certain foreign subsidiaries of WESCO have entered into uncommitted lines of credit, which serve as overdraft facilities, to support local operations. The maximum borrowing limit varies by facility and ranges between $2.0 million and $21.0 million. The applicable interest rate for borrowings under these lines of credit varies by country and is governed by the applicable loan agreement. The international lines of credit are renewable on an annual basis and certain facilities are fully and unconditionally guaranteed by WESCO Distribution. Accordingly, borrowings under these lines directly reduce availability under the Revolving Credit Facility. The average interest rate for these facilities was 8.78% and 5.42% at December 31, 2018 and 2017, respectively.

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
On November 26, 2013, WESCO Distribution sold $500 million aggregate principal amount of 5.375% Senior Notes due 2021 (the “2021 Notes”), and used the net proceeds plus excess cash to prepay $500 million under the Company's U.S. sub-facility of the Term Loan Facility (see discussion below under “5.375% Senior Notes due 2021” for additional information). The prepayment satisfied all remaining quarterly repayment obligations under the U.S. sub-facility. As of December 31, 2018, the amount outstanding under the U.S. sub-facility was $24.8 million. The Canadian sub-facility was fully repaid in 2015 using cash provided by Canadian operations.
Borrowings under the Term Loan Facility bear interest at base rates plus applicable margins. At December 31, 2018, the interest rate on borrowings under the U.S. sub-facility was 7.5%. To the extent not previously paid, the outstanding U.S. sub-facility will become due and payable on December 12, 2019, with any unpaid incremental term loans becoming due and payable on the respective maturity dates applicable to those incremental term loans. At any time or from time to time, the Borrowers may prepay borrowings under the Term Loan Facility in whole or in part without premium or penalty. The Borrowers' obligations under the Term Loan Facility are secured by substantially all of the assets of the Borrowers, the Company and certain of the Company's other subsidiaries; provided that, with respect to borrowings under the U.S. sub-facility, the collateral does not include assets of certain foreign subsidiaries or more than 65% of the issued and outstanding equity interests in certain foreign subsidiaries.
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
Under the Receivables Facility, WESCO sells, on a continuous basis, an undivided interest in all domestic accounts receivable to WESCO Receivables, a wholly owned special purpose entity (the “SPE”). The SPE sells, without recourse, a senior undivided interest in the receivables to financial institutions for cash while maintaining a subordinated undivided interest in the receivables, in the form of overcollateralization. Since WESCO maintains control of the transferred receivables, the transfers do not qualify for “sale” treatment. As a result, the transferred receivables remain on the balance sheet, and WESCO recognizes the related secured borrowing. WESCO has agreed to continue servicing the sold receivables for the third-party conduits and financial institutions at market rates; accordingly, no servicing asset or liability has been recorded. The expenses associated with the Receivables Facility are reported as a component of net interest and other in the Consolidated Statements of Income and Comprehensive Income.

As of December 31, 2018 and 2017, accounts receivable eligible for securitization totaled $758.3 million and $751.2 million, respectively. The Consolidated Balance Sheets as of December 31, 2018 and 2017 include $275.0 million and $380.0 million, respectively, of account receivable balances legally sold to third parties, as well as borrowings for equal amounts. At December 31, 2018, the interest rate for this facility was approximately 2.0%.
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
The Revolving Credit Facility matures in September 2020 and consists of two separate sub-facilities: (i) a Canadian sub-facility with a borrowing limit of up to $400 million, which is collateralized by substantially all assets of WESCO Canada and the other Canadian Borrowers, other than, among other things, real property, in each case, subject to customary exceptions and limitations, and (ii) a U.S sub-facility with a borrowing limit of up to $600 million less the amount of outstanding borrowings under the Canadian sub-facility. The U.S. sub-facility is collateralized by substantially all assets of WESCO Distribution and its domestic subsidiaries which are party to the Credit Agreement, other than, among other things, real property and accounts receivable sold or intended to be sold pursuant to the Receivables Purchase Agreement. The applicable interest rate for borrowings under the Revolving Credit Facility includes interest rate spreads based on available borrowing capacity that range between 1.25% and 1.75% for LIBOR-based borrowings and 0.25% and 0.75% for prime rate-based borrowings. At December 31, 2018, the interest rate for this facility was approximately 3.5%.
The Credit Agreement requires ongoing compliance with certain customary affirmative and negative covenants. The Credit Agreement also contains customary events of default.
During 2018, WESCO borrowed $473.1 million under the Revolving Credit Facility and made repayments in the aggregate amount of $433.5 million. During 2017, aggregate borrowings and repayments were $834.4 million and $826.4 million, respectively. WESCO had $515.9 million available under the Revolving Credit facility at December 31, 2018, after giving effect to $27.2 million of outstanding letters of credit, $19.5 million of surety bonds, and $5.3 million of other reserves, as compared to $562.9 million available under the Revolving Credit facility at December 31, 2017, after giving effect to $18.0 million of outstanding letters of credit, $19.1 million of surety bonds, and $7.1 million of other reserves.
5.375% Senior Notes due 2021
In November 2013, WESCO Distribution issued $500 million aggregate principal amount of 2021 Notes through a private offering exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). The 2021 Notes were issued at 100% of par and are governed by an indenture (the “2021 Indenture”) entered into on November 26, 2013 between WESCO International and U.S. Bank National Association, as trustee. The 2021 Notes are unsecured senior obligations of WESCO Distribution and are guaranteed on a senior unsecured basis by WESCO International. The 2021 Notes bear interest at a stated rate of 5.375%, payable semi-annually in arrears on June 15 and December 15 of each year. In addition, WESCO incurred costs related to the issuance of the 2021 Notes totaling $8.4 million, which were recorded as a reduction to the carrying value of the debt and are being amortized over the life of the notes. The 2021 Notes mature on December 15, 2021. The net proceeds of the 2021 Notes were used to prepay a portion of the U.S. sub-facility of the term loans due 2019.
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

5.375% Senior Notes due 2024
In June 2016, WESCO Distribution issued $350 million aggregate principal amount of 5.375% Senior Notes due 2024 (the "2024 Notes") through a private offering exempt from the registration requirements of the Securities Act. The 2024 Notes were issued at 100% of par and are governed by an indenture (the “2024 Indenture”) entered into on June 15, 2016 among WESCO Distribution, as issuer, WESCO International, as parent guarantor, and U.S. Bank National Association, as trustee. The 2024 Notes are unsecured senior obligations of WESCO Distribution and are guaranteed on a senior unsecured basis by WESCO International. The 2024 Notes bear interest at a rate of 5.375% per annum, payable semi-annually in arrears on June 15 and December 15 of each year. WESCO incurred costs totaling $6.0 million to issue the 2024 Notes, which were recorded as a reduction to the carrying value of the debt and are being amortized over the life of the note. The notes mature on June 15, 2024. The Company used the net proceeds to redeem its 6.0% Convertible Senior Debentures due 2029 (the "2029 Debentures") on September 15, 2016.
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
WESCO separately accounted for the liability and equity components of its 2029 Debentures in a manner that reflected its non-convertible debt borrowing rate. WESCO utilized an interest rate of 13.875% to reflect the non-convertible debt borrowing rate of its offering upon issuance, which was determined based on discussions with its financial institutions and a review of relevant market data, and resulted in a $181.2 million discount to the 2029 Debenture balance and a net increase in additional capital of $106.5 million. In addition, the financing costs incurred to issue the 2029 Debentures were allocated between the instrument's debt and equity components. The debt discount was amortized to interest expense, using the effective interest method, over the implicit life of the debentures. WESCO amortized the financing costs on a straight-line basis over the term of the instrument. For the year ended December 31, 2016, non-cash interest expense for the amortization of the debt discount and debt issuance costs was $3.1 million.
Covenant Compliance
We were in compliance with all relevant covenants contained in our debt agreements as of December 31, 2018.

Cash Flow
An analysis of cash flows for 2018 and 2017 follows:
Operating Activities. Cash provided by operating activities for 2018 totaled $296.7 million, compared with $149.1 million of cash generated in 2017. Cash provided by operating activities included net income of $225.4 million and adjustments to net income totaling $84.9 million. Sources of cash in 2018 were generated from an increase in accrued payroll and benefit costs related to incentive compensation of $18.8 million, and an increase in accounts payable of $9.2 million. Primary uses of cash in 2018 included a $22.9 million and a $8.7 million increase in trade receivables and inventories, respectively, as a result of sales growth, an increase in other current and noncurrent assets of $4.3 million, and a decrease in other current and noncurrent liabilities of $5.7 million.
Cash provided by operating activities for 2017 totaled $149.1 million, compared with $300.3 million of cash generated in 2016. Cash provided by operating activities included net income of $163.1 million and adjustments to net income totaling $28.5 million. Sources of cash in 2017 were generated from an increase in accounts payable of $102.9 million, as a result of the increase in sales, an increase in noncurrent liabilities of $64.8 million, due to an accrued tax liability related to the taxation of undistributed earnings of foreign subsidiares under the TCJA, and an increase in accrued payroll and benefit costs of $24.7 million related to incentive compensation. Primary uses of cash in 2017 included a $119.0 million and a $113.0 million increase in inventory and trade receivables, respectively, as a result of an increase in customer backlog as well as an increase in sales, and a $2.9 million increase in other current and noncurrent assets.
Investing Activities. Net cash used in investing activities in 2018 was $34.1 million, compared with $5.3 million of net cash used in 2017. Capital expenditures in 2018 of $36.2 million increased from $21.5 million in 2017 to support the growth of our business. Proceeds from the sale of assets were $12.5 million and $6.8 million in 2018 and 2017, respectively. Other investing activities in 2018 included $10.4 million of cash outflows, the majority of which was for the purchase of a foreign investment.
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
Financing Activities. Net cash used in financing activities in 2018 was $275.1 million, compared with $141.2 million in 2017. During 2018, financing activities consisted of borrowings and repayments of $473.1 million and $433.5 million, respectively, related to our Revolving Credit Facility, borrowings and repayments of $720.0 million and $825.0 million, respectively, related to our Receivables Facility, repayments of $60.0 million related to our Term Loan Facility, as well as borrowings and repayments of $142.3 million and $143.7 million, respectively, related to our international lines of credit. Financing activities in 2018 also included the repurchase of $127.2 million of the Company's common stock, of which $125.0 million was pursuant to the share repurchase plan announced on December 13, 2017 and amended on October 31, 2018.
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

Contractual Cash Obligations and Other Commercial Commitments
The following table summarizes our contractual obligations at December 31, 2018, including interest, and the effect such obligations are expected to have on liquidity and cash flow in future periods.

	2019	2020 to 2021	2022 to 2023	2024 - After	Total
(In millions)
Contractual cash obligations (including interest):
Debt, excluding debt discount and debt issuance costs	$56.7	$826.6	$—	$350.0	$1,233.3
Interest on indebtedness(1)	57.3	95.6	37.6	9.4	199.9
Non-cancelable operating leases	71.6	106.9	59.0	40.3	277.8
Taxes due on deemed repatriation of foreign earnings(2)	2.6	5.2	5.2	30.2	43.2
Total contractual cash obligations	$188.2	$1,034.2	$101.8	$430.0	$1,754.3

(1)	Interest on the variable rate debt was calculated using the rates and balances outstanding at December 31, 2018.

(2)	Includes the U.S. federal income taxes due under the deemed repatriation provisions of the TCJA, net of available foreign tax credits, that will be paid over 8 years.
Purchase orders for inventory requirements and service contracts are not included in the table above. Generally, our purchase orders and contracts contain clauses allowing for cancellation. We do not have significant agreements to purchase material or goods that would specify minimum order quantities. Also, we do not consider liabilities for uncertain tax benefits to be contractual obligations requiring disclosure due to the uncertainty surrounding the ultimate settlement and timing of these liabilities. As such, we have not included liabilities for uncertain tax benefits of $2.1 million in the table above.
Inflation
The rate of inflation, as measured by changes in the producer price index, affects different commodities, the cost of products purchased and ultimately the pricing of our different products and product classes to our customers. For year ended December 31, 2018, pricing related to inflation impacted our sales by less than 2%.
Seasonality
Our operating results are not significantly affected by seasonal factors. Sales during the first quarter are affected by a reduced level of activity. Sales during the second, third and fourth quarters are generally 6% to 8% higher than the first quarter. Sales typically increase beginning in March, with slight fluctuations per month through October. During periods of economic expansion or contraction, our sales by quarter have varied significantly from this pattern.
Impact of Recently Issued Accounting Standards
See Note 2 of the Notes to Consolidated Financial Statements for information regarding the effect of new accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks.
Foreign Currency Risks
Approximately 25% of our sales in 2018 were from our foreign subsidiaries located in North America, South America, Europe, Africa, and Asia and are denominated in foreign currencies. We may establish additional foreign subsidiaries in the future. Accordingly, we may derive a larger portion of our sales from international operations, and a portion of these sales may be denominated in foreign currencies. As a result, our future operating results could become subject to fluctuations in foreign exchange rates relative to the U.S. dollar. Furthermore, to the extent that we engage in international sales denominated in U.S. dollars, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets. We have monitored and will continue to monitor our exposure to currency fluctuations.
Interest Rate Risk
Fixed Rate Borrowings: As of December 31, 2018, approximately 69% of our debt portfolio is comprised of fixed rate debt. At various times, we have refinanced our debt to mitigate the impact of interest rate fluctuations. As the 2021 Notes and 2024 Notes were issued at fixed rates, interest expense would not be impacted by interest rate fluctuations, although market value would be. For the 2021 Notes and 2024 Notes, fair value approximated carrying value (see Note 4 to the Consolidated Financial Statements).
Floating Rate Borrowings: The Company's variable rate borrowings at December 31, 2018 were comprised of the amounts outstanding under the Term Loan Facility, Receivables Facility, Revolving Credit Facility, and the international lines of credit. The fair value of these debt instruments at December 31, 2018 approximated carrying value. We entered into the Term Loan Facility on December 12, 2012 and the proceeds were primarily used to finance the acquisition of EECOL. Borrowings under the U.S. sub-facility of the Term Loan Facility bear interest at 0.75% or, if greater, the applicable LIBOR (London Interbank Offered Rate) or base rates plus applicable margins and therefore are subject to fluctuations in interest rates. We borrow under our Revolving Credit Facility and Receivables Facility for general corporate purposes, including working capital requirements and capital expenditures. Borrowings under our Revolving Credit Facility bear interest at the applicable LIBOR / CDOR (Canadian Dealer Offered Rate) or base rates plus applicable margins, whereas borrowings under the Receivables Facility bear interest at the 30 day LIBOR plus applicable margins. A 100 basis point increase or decrease in interest rates would not have a significant impact on future earnings under our current capital structure.
Defined Benefit Pension Plan: The interest rate used to discount future estimated cash flows is determined using the Canadian Institute of Actuaries ("CIA") methodology, which references yield curve information provided by Fiera Capital. The discount rate used to determine the projected benefit obligations for the Canadian pensions was 4.0% at December 31, 2018. An increase in the discount rate of one percent would decrease the projected benefit obligations by $18.6 million, and a decrease in the discount rate of one percent would increase the projected benefit obligations by $24.8 million. The impact of a change in the discount rate of one percent would be either a charge of $1.5 million or a credit of $1.1 million to earnings in the following year.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of WESCO International, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of WESCO International, Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of income and comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2018, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2018 listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 27, 2019

We have served as the Company’s auditor since 1994.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
	As of December 31,
	2018	2017
	(In thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$96,343	$117,953
Trade accounts receivable, net of allowance for doubtful accounts of $24,468 and $21,313
in 2018 and 2017, respectively	1,166,607	1,170,080
Other accounts receivable	96,984	101,229
Inventories	948,726	956,148
Income taxes receivable	24,873	23,250
Prepaid expenses and other current assets	52,107	40,189
Total current assets	2,385,640	2,408,849
Property, buildings and equipment, net (Note 8)	160,878	156,445
Intangible assets, net (Note 5)	316,016	367,104
Goodwill (Note 5)	1,722,603	1,771,877
Deferred income taxes (Note 11)	16,374	24,203
Other assets	3,525	6,990
Total assets	$4,605,036	$4,735,468
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$794,348	$799,520
Accrued payroll and benefit costs (Note 13)	88,105	72,686
Short-term debt (Note 9)	30,785	34,075
Current portion of long-term debt, net of debt discount and debt issuance costs
of $488 in 2018 (Note 9)	25,429	1,224
Bank overdrafts	17,818	37,644
Other current liabilities (Note 2)	105,461	95,820
Total current liabilities	1,061,946	1,040,969
Long-term debt, net of debt discount and debt issuance costs of $9,243 and $14,224
in 2018 and 2017, respectively (Note 9)	1,167,311	1,313,261
Deferred income taxes (Notes 2 and 11)	143,967	136,858
Other noncurrent liabilities	102,086	128,237
Total liabilities	$2,475,310	$2,619,325
Commitments and contingencies (Note 16)
Stockholders’ Equity:
Preferred stock, $.01 par value; 20,000,000 shares authorized, no shares issued or outstanding (Note 10)	—	—
Common stock, $.01 par value; 210,000,000 shares authorized, 59,157,696 and 59,045,762 shares issued and 45,106,085 and 47,009,540 shares outstanding in 2018 and 2017, respectively (Note 10)	592	591
Class B nonvoting convertible common stock, $.01 par value; 20,000,000 shares authorized, 4,339,431 issued and no shares outstanding in 2018 and 2017, respectively	43	43
Additional capital (Note 2)	993,666	999,156
Retained earnings	2,307,462	2,079,697
Treasury stock, at cost; 18,391,042 and 16,375,653 shares in 2018 and 2017, respectively	(758,018)	(647,158)
Accumulated other comprehensive loss	(408,435)	(312,590)
Total WESCO International, Inc. stockholders' equity	2,135,310	2,119,739
Noncontrolling interests	(5,584)	(3,596)
Total stockholders’ equity	2,129,726	2,116,143
Total liabilities and stockholders’ equity	$4,605,036	$4,735,468
The accompanying notes are an integral part of the consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended December 31,
	2018	2017	2016
	(In thousands, except per share data)
Net sales	$8,176,601	$7,679,021	$7,336,017
Cost of goods sold (excluding depreciation and amortization)	6,609,220	6,194,366	5,887,814
Selling, general and administrative expenses (Note 13)	1,151,944	1,101,598	1,050,799
Depreciation and amortization	62,997	64,017	66,858
Income from operations	352,440	319,040	330,546
Net interest and other (Notes 13 and 15)	71,415	66,600	75,062
Loss on debt redemption (Note 9)	—	—	123,933
Income before income taxes	281,025	252,440	131,551
Provision for income taxes (Note 11)	55,670	89,307	30,431
Net income	225,355	163,133	101,120
Less: Net loss attributable to noncontrolling interests	(1,988)	(327)	(468)
Net income attributable to WESCO International, Inc.	$227,343	$163,460	$101,588
Other comprehensive income (loss):
Foreign currency translation adjustments	(99,643)	85,762	38,275
Post retirement benefit plan adjustments, net of tax (Note 13)	3,798	(6,381)	(2,485)
Comprehensive income attributable to WESCO International, Inc.	$131,498	$242,841	$137,378

Earnings per share attributable to WESCO International, Inc. (Note 12)
Basic	$4.87	$3.42	$2.30
Diluted	$4.82	$3.38	$2.10
The accompanying notes are an integral part of the consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
										Accumulated Other
			Class B			Retained				Comprehensive
	Common Stock		Common Stock		Additional	Earnings	Treasury Stock		Noncontrolling	Income
(In thousands)	Amount	Shares	Amount	Shares	Capital	(Deficit)	Amount	Shares	Interests	(Loss)
Balance, December 31, 2015	$586	58,597,380	$43	4,339,431	$1,117,421	$1,812,681	$(772,679)	(20,763,021)	$(2,801)	$(427,761)
Exercise of stock-based awards, including tax benefit of $67	2	230,464			(2,876)		(3,224)	(44,191)
Stock-based compensation expense					12,493
Redemption of convertible debentures, net of tax	—	7,295			(139,765)		233,366	6,261,497
Tax withholding related to vesting of restricted stock units and retirement of common stock	—	(17,358)			(1,253)	488
Noncontrolling interests									(468)
Net income attributable to WESCO						101,588
Translation adjustments										38,275
Benefit plan adjustments, net of tax effect of $302										(2,485)
Balance, December 31, 2016	$588	58,817,781	$43	4,339,431	$986,020	$1,914,757	$(542,537)	(14,545,715)	$(3,269)	$(391,971)
Exercise of stock-based awards	3	243,361			(407)		(4,583)	(51,401)
Stock-based compensation expense					14,809
Repurchases of common stock					38		(100,038)	(1,778,537)
Tax withholding related to vesting of restricted stock units and retirement of common stock	—	(15,380)			(1,304)	1,480
Noncontrolling interests									(327)
Net income attributable to WESCO						163,460
Translation adjustments										85,762
Benefit plan adjustments, net of tax effect of $2,361										(6,381)
Balance, December 31, 2017	$591	59,045,762	$43	4,339,431	$999,156	$2,079,697	$(647,158)	(16,375,653)	$(3,596)	$(312,590)
Exercise of stock-based awards	1	130,371			(45)		(841)	(11,943)
Stock-based compensation expense and other (Note 2)					10,790
Repurchases of common stock					(14,981)		(110,019)	(2,003,446)
Tax withholding related to vesting of restricted stock units and retirement of common stock	—	(18,437)			(1,254)	422
Noncontrolling interests									(1,988)
Net income attributable to WESCO						227,343
Translation adjustments										(99,643)
Benefit plan adjustments, net of tax effect of $1,406										3,798
Balance, December 31, 2018	$592	59,157,696	$43	4,339,431	$993,666	$2,307,462	$(758,018)	(18,391,042)	$(5,584)	$(408,435)
The accompanying notes are an integral part of the consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Operating Activities:
Net income	$225,355	$163,133	$101,120
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62,997	64,017	66,858
Stock-based compensation expense	16,445	14,809	12,493
Amortization of debt discount and debt issuance costs	4,482	3,984	6,684
Loss on debt redemption (Note 9)	—	—	123,933
Other operating activities (Note 2)	(8,134)	(3,959)	(5,538)
Deferred income taxes (Note 11)	9,137	(50,396)	(45,174)
Changes in assets and liabilities:
Trade receivables, net	(22,934)	(112,977)	56,767
Inventories	(8,702)	(119,002)	(1,612)
Other current and noncurrent assets	(4,239)	(2,829)	11,579
Accounts payable	9,193	102,870	(40,607)
Accrued payroll and benefit costs	18,777	24,679	(1,922)
Other current and noncurrent liabilities	(5,656)	64,793	15,654
Net cash provided by operating activities	296,721	149,122	300,235
Investing Activities:
Capital expenditures	(36,210)	(21,507)	(17,957)
Acquisition payments, net of cash acquired	—	—	(50,890)
Proceeds from sale of assets	12,461	6,766	8,361
Other investing activities	(10,393)	9,446	(10,000)
Net cash used in investing activities	(34,142)	(5,295)	(70,486)
Financing Activities:
Proceeds from issuance of short-term debt	142,293	175,819	111,458
Repayments of short-term debt	(143,747)	(164,030)	(131,501)
Proceeds from issuance of long-term debt	1,193,067	1,504,636	2,082,738
Repayments of long-term debt	(1,318,470)	(1,556,636)	(2,323,568)
Debt issuance costs	—	(915)	(6,002)
Repurchases of common stock (Note 12)	(127,169)	(106,792)	(4,818)
Increase (decrease) in bank overdrafts	(19,857)	8,199	(4,907)
Other financing activities	(1,211)	(1,477)	337
Net cash used in financing activities	(275,094)	(141,196)	(276,263)
Effect of exchange rate changes on cash and cash equivalents	(9,095)	5,191	(3,634)
Net change in cash and cash equivalents	(21,610)	7,822	(50,148)
Cash and cash equivalents at the beginning of period	117,953	110,131	160,279
Cash and cash equivalents at the end of period	$96,343	$117,953	$110,131
Supplemental disclosures:
Cash paid for interest	$64,702	$63,795	$74,391
Cash paid for taxes	61,983	65,117	76,293
Non-cash investing and financing activities:
Property, buildings and equipment acquired through capital leases	437	552	1,143
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
Correction of Prior Period
Management determined that the deferred tax asset related to stock-based compensation was overstated by $5.7 million due to equity awards that had expired subsequent to the requisite service period in years 2016 and prior. In accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, management concluded that this misstatement is not material to the Company's previously issued annual and interim financial statements, and the correction of this item in the year ended December 31, 2018 is not material to the 2018 consolidated financial statements presented herein. The Company recorded an adjustment to decrease deferred income taxes and additional capital in the Consolidated Balance Sheet at December 31, 2018.
Reclassifications
Effective January 1, 2018, WESCO adopted Accounting Standards Update (ASU) 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The adoption of this ASU, as described below and in Note 13, resulted in the reclassification of amounts reported in the Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2017 and 2016.
The Consolidated Balance Sheet as of December 31, 2017 and the Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016 include certain reclassifications to previously reported amounts to conform to the current period's presentation.
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
Revenue Recognition
WESCO’s revenue arrangements generally consist of single performance obligations to transfer a promised good or service, or a combination of goods and services. Revenue is recognized when control has transferred to the customer, which is generally when the product has shipped from a WESCO facility or directly from a supplier. For products that ship directly from suppliers to customers, WESCO acts as the principal in the transaction and recognizes revenue on a gross basis. Revenue for integrated supply services is recognized over time based on hours incurred as the transfer of control occurs as the services are being performed. WESCO generally satisfies its performance obligations within a year or less.
WESCO generally does not have significant financing terms associated with its contracts; payments are normally received within 60 days. There are generally no significant costs associated with obtaining customer contracts. WESCO generally passes through warranties offered by manufacturers or suppliers to its customers. Sales taxes (and value added taxes in foreign jurisdictions) collected from customers and remitted to governmental authorities are excluded from net sales.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Supplier Volume Rebates
WESCO receives volume rebates from certain suppliers based on contractual arrangements with such suppliers. Volume rebates are included within other accounts receivable in the Consolidated Balance Sheets, and represent the estimated amounts due to WESCO based on forecasted purchases and the rebate provisions of the various supplier contracts. The corresponding rebate income is recorded as a reduction to cost of goods sold. Receivables under the supplier rebate program were $73.5 million at December 31, 2018 and $72.7 million at December 31, 2017. In 2018, 2017 and 2016, the supplier volume rebate as a percentage of net sales was 1.3%.
Cash Equivalents
Cash equivalents are defined as highly liquid investments with original maturities of 90 days or less when purchased.
Allowance for Doubtful Accounts
WESCO maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. WESCO has a systematic procedure using historical data and reasonable assumptions of collectability made at the local branch level and on a consolidated corporate basis to estimate allowances for doubtful accounts. If the financial condition of WESCO’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The allowance for doubtful accounts was $24.5 million at December 31, 2018 and $21.3 million at December 31, 2017. The total amount recorded as selling, general and administrative expense related to bad debts was $10.9 million, $8.5 million and $5.9 million for 2018, 2017 and 2016, respectively.
Inventories
Inventories primarily consist of merchandise purchased for resale and are stated at the lower of cost and net realizable value. Cost is determined principally under the average cost method. WESCO makes provisions for obsolete or slow-moving inventories as necessary to reflect reductions in value. WESCO writes down its inventories to net realizable value based on internal factors derived from historical analysis of actual losses. WESCO uses past data to identify items in excess of 36 months supply relative to demand or movement. WESCO then analyzes the ultimate disposition of identified excess inventories as they are sold, returned to supplier, or scrapped. This historical item-by-item analysis allows WESCO to develop an estimate of the likelihood that an item identified as being in excess supply ultimately becomes obsolete. WESCO applies the estimate to inventories currently in excess of 36 months supply, and reduces the carrying value of its inventories by the derived amount. Reserves for excess and obsolete inventories were $27.6 million and $28.6 million at December 31, 2018 and 2017, respectively. The total expense related to excess and obsolete inventories, included in cost of goods sold, was $9.7 million, $8.8 million and $7.3 million for 2018, 2017 and 2016, respectively. WESCO absorbs into the cost of inventories certain overhead expenses such as purchasing, receiving and storage and at December 31, 2018 and 2017, $69.2 million and $70.7 million, respectively, of these costs were included in ending inventories.
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
Of WESCO’s $160.9 million net book value of property, buildings and equipment as of December 31, 2018, $88.3 million consists of land, buildings and leasehold improvements that are geographically dispersed among WESCO’s 500 branches and 10 distribution centers, mitigating the risk of impairment. WESCO assesses its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of any such assets may not be fully recoverable. Changes in circumstances include technological advances, changes in the business model, capital structure, economic conditions or operating performance. The evaluation is based upon, among other things, utilization, serviceability and assumptions about the estimated future undiscounted cash flows that these assets are expected to generate. When the sum of the undiscounted cash flows is less than the carrying value of the asset or asset group, an impairment loss is recognized to the extent that carrying value exceeds fair value. Management applies its best judgment when performing these evaluations.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Goodwill and Indefinite-Lived Intangible Assets
Goodwill and indefinite-lived intangible assets are tested for impairment annually during the fourth quarter using information available at the end of September, or more frequently if triggering events occur, indicating that their carrying value may not be recoverable. WESCO tests for goodwill impairment on a reporting unit level and the evaluation involves comparing the fair value of each reporting unit to its carrying value. The fair values of the reporting units are determined using a combination of a discounted cash flow analysis and market multiples. Assumptions used for these fair value techniques are based on a combination of historical results, current forecasts, market data and recent economic events. WESCO evaluates the recoverability of indefinite-lived intangible assets using the relief-from-royalty method based on projected financial information. At December 31, 2018 and 2017, respectively, goodwill and indefinite-lived trademarks totaled $1.8 billion and $1.9 billion.
We performed our annual impairment tests of goodwill and indefinite-lived intangible assets during the fourth quarter. A possible indicator of goodwill impairment is the relationship of a company’s market capitalization to its book value. As of December 31, 2018, our market capitalization exceeded our book value and the fair values of our reporting units exceeded their carrying values. Accordingly, there were no impairment losses identified as a result of our annual test.
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
Definite Lived Intangible Assets
Definite lived intangible assets are amortized over 2 to 20 years. A portion of definite lived intangible assets related to certain customer relationships are amortized using an accelerated method whereas all other definite lived intangible assets subject to amortization use a straight-line method. In either case, the amortization method reflects the pattern in which the economic benefits of the respective assets are consumed or otherwise used. Definite lived intangible assets are tested for impairment if events or circumstances occur indicating that the respective asset might be impaired.
Insurance Programs
WESCO uses commercial insurance for auto, workers’ compensation, casualty and health claims, and information technology as a risk-reduction strategy to minimize catastrophic losses. The Company’s strategy involves large deductible policies where WESCO must pay all costs up to the deductible amount. WESCO estimates the reserve for these programs based on historical incident rates and costs. The assumptions included in developing this accrual include the period of time between the incurrence and payment of a claim. The total liability related to the insurance programs was $13.1 million and $13.9 million at December 31, 2018 and 2017, respectively.
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
The Tax Cuts and Jobs Act of 2017 (the “TCJA”) imposed a one-time tax on the deemed repatriation of undistributed foreign earnings (the "transition tax"). Except for a portion of the previously taxed foreign earnings that have been repatriated, WESCO continues to assert that the remaining undistributed earnings of its foreign subsidiaries, the majority of which were subject to the transition tax, are indefinitely reinvested. WESCO believes it is able to maintain a sufficient level of liquidity for its domestic operations and commitments without repatriating cash held by these foreign subsidiaries. Upon any future repatriation, additional income taxes may be incurred; however, it is not practicable to determine the amount at this time.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The provisions of the TCJA also introduced U.S. taxation on certain global intangible low-taxed income ("GILTI"). WESCO has elected to account for GILTI tax as a component of income tax expense.
Future adjustments (if any) resulting from additional regulatory guidance regarding the accounting for the income tax effects of TCJA will be recognized as discrete income tax expense or benefit in the period in which guidance is issued.
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
Fair Value of Financial Instruments
The Company measures the fair value of financial assets and liabilities according to a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of the fair value hierarchy are as follows: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that are accessible at the measurement date; Level 2 inputs include inputs other than Level 1 that are observable, either directly or indirectly, and Level 3 inputs are unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to measurements involving significant unobservable inputs (Level 3).
Recently Adopted Accounting Pronouncements
Effective January 1, 2018, WESCO adopted ASU 2014-09, Revenue from Contracts with Customers, and all the related amendments (“Topic 606”) using the modified retrospective approach to all open contracts (see Note 3 below). There was no impact to WESCO’s previously reported consolidated financial statements and WESCO does not expect the adoption of Topic 606 to have a material impact on its revenue and results of operations on an ongoing basis.
In August 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). This ASU provided guidance on eight specific cash flow issues where there was diversity in practice. The Company adopted this ASU in the first quarter of 2018. The adoption of this guidance did not have an impact on the consolidated financial statements and notes presented herein.
In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates Step 2 of the goodwill impairment test. Under the amendments in this ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit to its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity should apply the amendments in this ASU on a prospective basis. This guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. Management adopted this ASU in the fourth quarter of 2018 when the Company performed its annual impairment tests. The adoption of this accounting standard did not have an impact on the consolidated financial statements and notes presented herein.
In March 2017, the FASB issued ASU 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU requires that an employer disaggregate the service cost from the other components of net benefit cost. The Company adopted this guidance on a retrospective basis in the first quarter of 2018. See Note 13 for a description of the impact of this accounting standard on the Consolidated Statements of Income and Comprehensive Income presented herein. The adoption of this guidance did not have an impact on the Company's Consolidated Balance Sheets and the Consolidated Statements of Cash Flows presented herein.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The Company adopted this ASU in the first quarter of 2018. The adoption of this guidance did not have an impact on the consolidated financial statements presented and notes herein.
Recently Issued Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases, a comprehensive new standard that amends various aspects of existing accounting guidance for leases, including the recognition of a right-of-use asset and a lease liability in the balance sheet and disclosing key information about leasing arrangements. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. During 2018, the FASB issued additional ASUs that address implementation issues and correct or improve certain aspects of the new accounting guidance for leases, including ASU 2018-10, Codification Improvements to Topic 842, Leases and ASU 2018-11, Leases (Topic 842): Targeted Improvements. These ASUs do not change the core principles in the leasing standard outlined above. The amendments in ASU 2018-11 provide an optional transition method that allows entities to initially apply the new lease standard at the adoption date. Consequently, an entity’s reporting for the comparative periods will continue to be in accordance with current lease accounting guidance. During 2018, management established a cross-functional team to evaluate and implement the new standard. The team selected a third-party software solution to facilitate the accounting and financial reporting requirements of the new lease standard. Lease data elements have been gathered and migrated to the software solution. The new standard will be adopted in the first quarter of 2019. The Company expects to use the optional transition method and elect the package of practical expedients permitted under the transition guidance. The Company also expects to elect the practical expedient related to lease and nonlease components. The Company anticipates recording right-of-use assets and lease liabilities of $200 million to $250 million in the Consolidated Balance Sheet as of January 1, 2019, most of which will relate to real estate. The Company does not expect the adoption to have a material impact on the Consolidated Statement of Income and Comprehensive Income (Loss) or Consolidated Statement of Cash Flow. The Company is currently updating business processes and internal controls to meet the standard’s new accounting, reporting and disclosure requirements.
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

3. REVENUE
WESCO distributes products and provides services to customers globally within the following end markets: (1) industrial, (2) construction, (3) utility, and (4) commercial, institutional and government. Revenue is measured as the amount of consideration WESCO expects to receive in exchange for transferring goods or providing services.
The following tables disaggregate WESCO’s net sales by end market and geography:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Industrial	$2,983,062	$2,852,357	$2,644,442
Construction	2,684,844	2,546,261	2,482,624
Utility	1,303,697	1,181,704	1,158,651
Commercial, Institutional and Government	1,204,998	1,098,699	1,050,300
Total by end market	$8,176,601	$7,679,021	$7,336,017

	Year Ended December 31,
(In thousands)	2018	2017	2016
United States	$6,089,130	$5,775,988	$5,635,803
Other (1)	2,087,471	1,903,033	1,700,214
Total by geography	$8,176,601	$7,679,021	$7,336,017

(1)	Other primarily includes net sales originating in Canada.
The amount of revenue recognized for integrated supply services totaled $23.3 million, $26.2 million, and $27.1 million in 2018, 2017 and 2016, respectively.
In accordance with certain contractual arrangements, WESCO receives payment from its customers in advance and recognizes such payment as deferred revenue. Revenue for advance payment is recognized when the performance obligation has been satisfied and control has transferred to the customer, which is generally upon shipment. Deferred revenue is usually recognized within a year or less from the date of the customer’s advance payment. At December 31, 2018 and 2017, $11.8 million and $15.5 million, respectively, of deferred revenue was recorded as a component of other current liabilities in the Consolidated Balance Sheets.
WESCO’s revenues are adjusted for variable consideration, which includes customer volume rebates, returns, and discounts. WESCO measures variable consideration by estimating expected outcomes using analysis and inputs based upon historical data, as well as current and forecasted information. Variable consideration is reviewed by management on a monthly basis and revenue is adjusted accordingly. Variable consideration reduced revenue for the years ended December 31, 2018, 2017 and 2016 by approximately $107.4 million, $91.1 million and $79.9 million, respectively.
Shipping and handling costs are recognized in net sales when they are billed to the customer. These costs are recognized as a component of selling, general and administrative expenses when WESCO does not bill the customer. WESCO has elected to recognize shipping and handling costs as a fulfillment cost. Shipping and handling costs recorded as a component of selling, general and administrative expenses totaled $74.1 million, $61.8 million and $57.9 million for the years ended December 31, 2018, 2017 and 2016, respectively.
4. FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, bank overdrafts, and outstanding indebtedness. The Company uses a market approach to determine the fair value of its debt instruments, utilizing quoted prices in active markets, interest rates and other relevant information generated by market transactions involving similar instruments. Therefore, the inputs used to measure the fair value of the Company's debt instruments are classified as Level 2 within the fair value hierarchy. The reported carrying amounts of WESCO's financial instruments approximated their fair values as of December 31, 2018 and 2017.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

5. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table sets forth the changes in the carrying value of goodwill:

	Year Ended December 31,
	2018	2017
	(In thousands)
Beginning balance January 1	$1,771,877	$1,730,950
Foreign currency exchange rate changes	(49,274)	40,927
Ending balance December 31	$1,722,603	$1,771,877
Intangible Assets
The components of intangible assets are as follows:

		December 31, 2018			December 31, 2017
	Life	Gross Carrying Amount (1)	Accumulated Amortization (1)	Net Carrying Amount	Gross Carrying Amount (1)	Accumulated Amortization (1)	Net Carrying Amount
		(In thousands)
Intangible assets:
Trademarks	Indefinite	$96,260	$—	$96,260	$100,249	$—	$100,249
Trademarks	4-15	25,185	(7,585)	17,600	25,118	(5,516)	19,602
Non-compete agreements	2-7	196	(141)	55	196	(102)	94
Customer relationships	2-20	358,620	(180,395)	178,225	377,270	(161,711)	215,559
Distribution agreements	10-19	36,984	(22,562)	14,422	39,515	(22,200)	17,315
Patents	10	48,310	(38,856)	9,454	48,310	(34,025)	14,285
		$565,555	$(249,539)	$316,016	$590,658	$(223,554)	$367,104

(1)	Excludes the original cost and related accumulated amortization of fully-amortized intangible assets.
Amortization expense related to intangible assets totaled $35.9 million, $37.8 million and $39.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.
The following table sets forth the estimated amortization expense for intangible assets for the next five years and thereafter:

For the year ending December 31,	(In thousands)
2019	$35,269
2020	33,417
2021	25,809
2022	23,431
2023	22,877
Thereafter	78,953
6. CONCENTRATIONS OF CREDIT RISK AND SIGNIFICANT SUPPLIERS
WESCO distributes its products and services and extends credit to a large number of customers in the industrial, construction, utility, and commercial, institutional and government markets. Based upon WESCO’s broad customer base, the Company has concluded that it has no material credit risk as a result of customer concentration. WESCO is subject to supplier concentration risk as Eaton Corporation, the Company's largest supplier, accounted for approximately 11% of its purchases in 2018, 2017 and 2016.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

7. ACQUISITIONS
The following table sets forth the consideration paid for acquisitions:

Year Ended December 31,
2016
(In thousands)
Fair value of assets acquired	$76,980
Fair value of liabilities assumed	25,058
Cash paid for acquisitions	$51,922
Supplemental cash flow disclosure related to acquisitions:
Cash paid for acquisitions	$51,922
Less: cash acquired	(1,032)
Cash paid for acquisitions, net of cash acquired	$50,890
Atlanta Electrical Distributors, LLC
On March 14, 2016, WESCO Distribution, Inc. ("WESCO Distribution") completed the acquisition of Atlanta Electrical Distributors, LLC, an Atlanta-based electrical distributor focused on the construction and MRO markets from five locations in Georgia with approximately $85 million in annual sales. WESCO Distribution funded the purchase price paid at closing with borrowings under its revolving credit facility. The purchase price was allocated to the respective assets and liabilities based upon their estimated fair values as of the acquisition date. In addition to the cash paid at closing, the purchase price included a contingent payment that may be earned upon the achievement of certain financial performance targets over three consecutive one year periods. The fair value of the contingent consideration was determined using a probability-weighted outcome analysis and Level 3 inputs such as internal forecasts. This amount was initially accrued at the maximum potential payout under the terms of the purchase agreement and was reduced in 2017 to reflect a payout that aligns with current financial performance. The fair value of intangibles was estimated by management and the allocation resulted in intangible assets of $21.8 million and goodwill of $30.0 million. The intangible assets include customer relationships of $15.8 million amortized over 13 and 14 years, a trademark of $6.0 million amortized over 13 years, and non-compete agreements of less than $0.1 million amortized over 5 years. No residual value was estimated for the intangible assets being amortized. The majority of goodwill is deductible for tax purposes.
8. PROPERTY, BUILDINGS AND EQUIPMENT
The following table sets forth the components of property, buildings and equipment:

	As of December 31,
	2018	2017
	(In thousands)
Buildings and leasehold improvements	$111,510	$117,894
Furniture, fixtures and equipment	186,523	183,801
Software costs	115,631	103,842
	413,664	405,537
Accumulated depreciation and amortization	(291,811)	(278,455)
	121,853	127,082
Land	23,996	25,814
Construction in progress	15,029	3,549
	$160,878	$156,445
Depreciation expense was $17.3 million, $16.3 million and $17.1 million, and capitalized software amortization was $9.8 million, $9.9 million and $10.6 million, in 2018, 2017 and 2016, respectively. The unamortized software cost was $24.2 million and $22.4 million as of December 31, 2018 and 2017, respectively. Furniture, fixtures and equipment include capitalized leases of $9.3 million and $10.6 million and related accumulated amortization of $8.4 million and $9.0 million as of December 31, 2018 and 2017, respectively.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

9. DEBT
The following table sets forth WESCO’s outstanding indebtedness:

	As of December 31,
	2018	2017
	(In thousands)
International lines of credit	$30,785	$34,075
Term Loan Facility, less debt discount of $156 and $513 in 2018 and 2017, respectively	24,594	84,237
Accounts Receivable Securitization Facility	275,000	380,000
Revolving Credit Facility	51,598	12,000
5.375% Senior Notes due 2021	500,000	500,000
5.375% Senior Notes due 2024	350,000	350,000
Capital leases	1,123	1,959
Total debt	1,233,100	1,362,271
Less unamortized debt issuance costs	(9,575)	(13,711)
Less short-term debt and current portion of long-term debt	(56,214)	(35,299)
Total long-term debt	$1,167,311	$1,313,261
International Lines of Credit
Certain foreign subsidiaries of WESCO have entered into uncommitted lines of credit, which serve as overdraft facilities, to support local operations. The maximum borrowing limit varies by facility and ranges between $2.0 million and $21.0 million. The applicable interest rate for borrowings under these lines of credit varies by country and is governed by the applicable loan agreement. The international lines of credit are renewable on an annual basis and certain facilities are fully and unconditionally guaranteed by WESCO Distribution. Accordingly, borrowings under these lines directly reduce availability under the Revolving Credit Facility. The average interest rate for these facilities was 8.78% and 5.42% at December 31, 2018 and 2017, respectively.
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
On November 26, 2013, WESCO Distribution sold $500 million aggregate principal amount of 5.375% Senior Notes due 2021 (the “2021 Notes”), and used the net proceeds plus excess cash to prepay $500 million under the Company's U.S. sub-facility of the Term Loan Facility (see discussion below under “5.375% Senior Notes due 2021” for additional information). The prepayment satisfied all remaining quarterly repayment obligations under the U.S. sub-facility. As of December 31, 2018, the amount outstanding under the U.S. sub-facility was $24.8 million. The Canadian sub-facility was fully repaid in 2015 using cash provided by Canadian operations.
Borrowings under the Term Loan Facility bear interest at base rates plus applicable margins. At December 31, 2018, the interest rate on borrowings under the U.S. sub-facility was 7.5%. To the extent not previously paid, the outstanding U.S. sub-facility will become due and payable on December 12, 2019, with any unpaid incremental term loans becoming due and payable on the

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

respective maturity dates applicable to those incremental term loans. At any time or from time to time, the Borrowers may prepay borrowings under the Term Loan Facility in whole or in part without premium or penalty. The Borrowers' obligations under the Term Loan Facility are secured by substantially all of the assets of the Borrowers, the Company and certain of the Company's other subsidiaries; provided that, with respect to borrowings under the U.S. sub-facility, the collateral does not include assets of certain foreign subsidiaries or more than 65% of the issued and outstanding equity interests in certain foreign subsidiaries.
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
Under the Receivables Facility, WESCO sells, on a continuous basis, an undivided interest in all domestic accounts receivable to WESCO Receivables, a wholly owned special purpose entity (the “SPE”). The SPE sells, without recourse, a senior undivided interest in the receivables to financial institutions for cash while maintaining a subordinated undivided interest in the receivables, in the form of overcollateralization. Since WESCO maintains control of the transferred receivables, the transfers do not qualify for “sale” treatment. As a result, the transferred receivables remain on the balance sheet, and WESCO recognizes the related secured borrowing. WESCO has agreed to continue servicing the sold receivables for the third-party conduits and financial institutions at market rates; accordingly, no servicing asset or liability has been recorded. The expenses associated with the Receivables Facility are reported as a component of net interest and other in the Consolidated Statements of Income and Comprehensive Income.
As of December 31, 2018 and 2017, accounts receivable eligible for securitization totaled $758.3 million and $751.2 million, respectively. The Consolidated Balance Sheets as of December 31, 2018 and 2017 include $275.0 million and $380.0 million, respectively, of account receivable balances legally sold to third parties, as well as borrowings for equal amounts. At December 31, 2018, the interest rate for this facility was approximately 2.0%.
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
The Revolving Credit Facility matures in September 2020 and consists of two separate sub-facilities: (i) a Canadian sub-facility with a borrowing limit of up to $400 million, which is collateralized by substantially all assets of WESCO Canada and the other Canadian Borrowers, other than, among other things, real property, in each case, subject to customary exceptions and limitations, and (ii) a U.S sub-facility with a borrowing limit of up to $600 million less the amount of outstanding borrowings under the Canadian sub-facility. The U.S. sub-facility is collateralized by substantially all assets of WESCO Distribution and its domestic subsidiaries which are party to the Credit Agreement, other than, among other things, real property and accounts receivable sold or intended to be sold pursuant to the Receivables Purchase Agreement. The applicable interest rate for borrowings under the Revolving Credit Facility includes interest rate spreads based on available borrowing capacity that range between 1.25% and 1.75% for LIBOR-based borrowings and 0.25% and 0.75% for prime rate-based borrowings. At December 31, 2018, the interest rate for this facility was approximately 3.5%.
The Credit Agreement requires ongoing compliance with certain customary affirmative and negative covenants. The Credit Agreement also contains customary events of default.
During 2018, WESCO borrowed $473.1 million under the Revolving Credit Facility and made repayments in the aggregate amount of $433.5 million. During 2017, aggregate borrowings and repayments were $834.4 million and $826.4 million, respectively. WESCO had $515.9 million available under the Revolving Credit facility at December 31, 2018, after giving effect to $27.2 million of outstanding letters of credit, $19.5 million of surety bonds, and $5.3 million of other reserves, as compared to $562.9 million

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

available under the Revolving Credit facility at December 31, 2017, after giving effect to $18.0 million of outstanding letters of credit, $19.1 million of surety bonds, and $7.1 million of other reserves.
5.375% Senior Notes due 2021
In November 2013, WESCO Distribution issued $500 million aggregate principal amount of 2021 Notes through a private offering exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). The 2021 Notes were issued at 100% of par and are governed by an indenture (the “2021 Indenture”) entered into on November 26, 2013 between WESCO International and U.S. Bank National Association, as trustee. The 2021 Notes are unsecured senior obligations of WESCO Distribution and are guaranteed on a senior unsecured basis by WESCO International. The 2021 Notes bear interest at a stated rate of 5.375%, payable semi-annually in arrears on June 15 and December 15 of each year. In addition, WESCO incurred costs related to the issuance of the 2021 Notes totaling $8.4 million, which were recorded as a reduction to the carrying value of the debt and are being amortized over the life of the notes. The 2021 Notes mature on December 15, 2021. The net proceeds of the 2021 Notes were used to prepay a portion of the U.S. sub-facility of the term loans due 2019.
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
5.375% Senior Notes due 2024
In June 2016, WESCO Distribution issued $350 million aggregate principal amount of 5.375% Senior Notes due 2024 (the "2024 Notes") through a private offering exempt from the registration requirements of the Securities Act. The 2024 Notes were issued at 100% of par and are governed by an indenture (the “2024 Indenture”) entered into on June 15, 2016 among WESCO Distribution, as issuer, WESCO International, as parent guarantor, and U.S. Bank National Association, as trustee. The 2024 Notes are unsecured senior obligations of WESCO Distribution and are guaranteed on a senior unsecured basis by WESCO International. The 2024 Notes bear interest at a rate of 5.375% per annum, payable semi-annually in arrears on June 15 and December 15 of each year. WESCO incurred costs totaling $6.0 million to issue the 2024 Notes, which were recorded as a reduction to the carrying value of the debt and are being amortized over the life of the note. The notes mature on June 15, 2024. The Company used the net proceeds to redeem its 6.0% Convertible Senior Debentures due 2029 (the "2029 Debentures") on September 15, 2016.
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
WESCO separately accounted for the liability and equity components of its 2029 Debentures in a manner that reflected its non-convertible debt borrowing rate. WESCO utilized an interest rate of 13.875% to reflect the non-convertible debt borrowing rate of its offering upon issuance, which was determined based on discussions with its financial institutions and a review of relevant market data, and resulted in a $181.2 million discount to the 2029 Debenture balance and a net increase in additional capital of $106.5 million. In addition, the financing costs incurred to issue the 2029 Debentures were allocated between the instrument's debt and equity components. The debt discount was amortized to interest expense, using the effective interest method, over the implicit life of the debentures. WESCO amortized the financing costs on a straight-line basis over the term of the instrument. For the year ended December 31, 2016, non-cash interest expense for the amortization of the debt discount and debt issuance costs was $3.1 million.
Debt Issuance Costs
WESCO capitalizes costs associated with the issuance of debt and such costs are amortized over the term of the respective debt instrument on a straight-line basis. Debt issuance costs are presented in the Consolidated Balance Sheets as a direct reduction from the carrying amount of the related debt liability. Upon prepayment of debt, the Company accelerates the recognition of an appropriate amount of the costs as refinancing or extinguishment of debt. As of December 31, 2018 and 2017, unamortized debt issuance costs of $9.6 million and $13.7 million were recorded in the Consolidated Balance Sheets, respectively.
Covenant Compliance
WESCO was in compliance with all relevant covenants contained in its debt agreements as of December 31, 2018.
The following table sets forth the aggregate principal repayment requirements for all indebtedness for the next five years and thereafter, as of December 31, 2018:

(In thousands)
2019	$56,702
2020	326,554
2021	500,000
2022	—
2023	—
Thereafter	350,000
Total payments on debt	1,233,256
Debt discount	(156)
Total debt	$1,233,100
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

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
The terms of the Revolving Credit Facility and the Term Loan Facility, as well as the indentures governing the 2021 Notes and 2024 Notes, place certain limits on the Company's ability to declare or pay dividends and repurchase common stock. The share repurchases in 2018 and 2017, as described in Note 12, were made within the limits of our various credit agreements. At December 31, 2018 and 2017, no dividends had been declared and, therefore, no retained earnings were reserved for dividend payments.
Treasury Stock
Common stock purchased for treasury is recorded at cost. At the date of subsequent reissue, the treasury stock account is reduced by the cost of such stock, with cost determined on a weighted-average basis.
11. INCOME TAXES
The Tax Cuts and Jobs Act of 2017 (the "TCJA”), enacted on December 22, 2017, provided a broad range of change to U.S. corporate tax law, including changes to the U.S. corporate income tax rate, new business-related exclusions, deductions and credits, as well as international tax provisions. Most notably, the TCJA permanently reduced the U.S. corporate income tax rate from 35% to 21%, effective January 1, 2018, and imposed a one-time tax on the deemed repatriation of undistributed foreign earnings (the "transition tax"). The TCJA also introduced anti-base erosion provisions, including the global intangible low-taxed income ("GILTI") tax.
As a result of the reduction in the U.S. corporate income tax rate, the Company remeasured its U.S. deferred income tax balances and recorded a provisional deferred income tax benefit of $56.4 million for the year ended December 31, 2017. The Company also recognized provisional current income tax expense for the transition tax under the TCJA of $82.8 million for the year ended December 31, 2017. After the utilization of foreign tax credit carryforwards of $17.8 million, a provisional liability of $65.0 million was accrued for the transition tax as of December 31, 2017, which is payable over a period of eight years.
During the year ended December 31, 2018, the Company completed its accounting for the income tax effects of the TCJA, which resulted in an additional deferred income tax benefit of $0.9 million and a discrete benefit of $3.4 million. As of December 31, 2018, a liability of $43.2 million was in the Consolidated Balance Sheet for the transition tax.
The accounting for the income tax effects of the TCJA was completed based on regulatory guidance issued to date. Additional guidance could be issued, which could affect the amounts described above. Future adjustments (if any) will be recognized as discrete income tax expense or benefit in the period in which guidance is issued.
The following table sets forth the components of income before income taxes by jurisdiction:

	Year Ended December 31,
	2018	2017	2016
		(In thousands)
United States	$198,556	$180,957	$80,881
Foreign	82,469	71,483	50,670
Income before income taxes	$281,025	$252,440	$131,551

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The following table sets forth the components of the provision (benefit) for income taxes:

	Year Ended December 31,
	2018	2017	2016
		(In thousands)
Current income taxes:
Federal(1)	$28,464	$122,170	$65,614
State	7,458	2,259	6,489
Foreign	10,611	15,274	3,502
Total current income taxes	46,533	139,703	75,605
Deferred income taxes:
Federal	5,253	(48,060)	(42,835)
State	1,967	4,508	(2,938)
Foreign	1,917	(6,844)	599
Total deferred income taxes	9,137	(50,396)	(45,174)
Provision for income taxes	$55,670	$89,307	$30,431

(1)
Income tax expense related to stock-based awards and other equity instruments recorded directly to additional paid in capital totaled $0.1 million in 2016. Due to the adoption of ASU 2016-09 in the first quarter of 2017, there was no income tax expense or benefit recorded to additional paid in capital for stock-based awards in 2018 and 2017.

The following table sets forth the reconciliation between the federal statutory income tax rate and the effective tax rate:

	Year Ended December 31,
	2018	2017	2016
Federal statutory rate	21.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	2.8	1.4	1.0
Deemed repatriation of undistributed foreign earnings	(1.2)	32.8	—
Deferred income tax remeasurement	(0.3)	(22.4)	—
Tax effect of intercompany financing	(5.6)	(10.5)	(19.9)
Other(1)	3.1	(0.9)	7.0
Effective tax rate	19.8%	35.4%	23.1%

(1)	Certain components of the effective tax rate for 2017 and 2016 have been reclassified to conform to the current period presentation.
As a result of the TCJA, WESCO reevaluated its intent and ability to repatriate foreign earnings based upon the liquidity of the Company's domestic operations and cash flow needs of its foreign subsidiaries. Consequently, during the year ended December 31, 2018, WESCO repatriated a portion of the previously taxed earnings attributable to the Company's Canadian operations to repay outstanding indebtedness in the U.S. WESCO continues to assert that the remaining undistributed earnings of its foreign subsidiaries, the majority of which were subject to the transition tax described above, are indefinitely reinvested. WESCO believes that it is able to maintain a sufficient level of liquidity for its domestic operations and commitments without repatriating cash held by these foreign subsidiaries. Upon any future repatriation, additional income taxes may be incurred; however, it is not practicable to determine the amount at this time.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The following table sets forth deferred tax assets and liabilities:

	As of December 31,
	2018		2017
		(In thousands)
	Assets	Liabilities	Assets	Liabilities
Accounts receivable	$3,657	$—	$3,496	$—
Inventories	—	3,315	—	3,181
Depreciation of property, buildings and equipment	—	17,384	—	13,283
Amortization of intangible assets	—	158,795	—	159,107
Employee benefits	20,107	—	14,835	—
Stock-based compensation(1)	12,840	—	16,341	—
Advance payments	—	—	8,456	—
Tax loss carryforwards	15,557	—	19,128	—
Other	7,927	4,115	11,850	8,672
Deferred income taxes before valuation allowance	60,088	183,609	74,106	184,243
Valuation allowance	(4,072)	—	(2,518)	—
Total deferred income taxes	$56,016	$183,609	$71,588	$184,243

(1)
The Company does not expect the executive compensation deduction rules in Section 162(m) of the Internal Revenue Code as amended by the TCJA to have a material impact on the realizability of the deferred tax asset related to stock-based compensation.

As of December 31, 2018 and 2017, WESCO had deferred tax assets of $6.4 million and $10.4 million, respectively, related to Canadian net operating loss carryforwards. The Canadian net operating loss carryforwards expire beginning in 2036 through 2037. Additionally, WESCO had deferred tax assets of $7.2 million and $7.0 million as of December 31, 2018 and 2017, respectively, related to non-Canadian foreign net operating loss carryforwards. These net operating loss carryforwards expire beginning in 2019 through 2028, while some may be carried forward indefinitely. As of December 31, 2018 and 2017, WESCO had deferred tax assets of $3.2 million and $3.1 million, respectively, related to state net operating loss carryforwards. These carryforwards expire beginning in 2022 through 2037. The Company has determined, based upon an evaluation of all available evidence, that it "more-likely-than-not" will utilize all of its net operating loss carryforwards before expiration, other than those incurred in certain non-Canadian foreign jurisdictions. Accordingly, the Company recorded a full valuation allowance against deferred tax assets related to certain non-Canadian foreign net operating loss carryforwards of $4.1 million and $2.5 million at December 31, 2018 and 2017, respectively.
The Company is under examination by tax authorities in the U.S. and Canada and remains subject to examination until the applicable statutes of limitation expire. The statutes of limitation for the material jurisdictions in which the Company files income tax returns remain open principally due to certain transfer pricing matters and are as follows:

United States — Federal	2004 and forward
United States — Material States	2004 and forward
Canada	2004 and forward
The following table sets forth the reconciliation of gross unrecognized tax benefits:

	As of December 31,
	2018	2017	2016
	(In thousands)
Beginning balance January 1	$4,348	$6,181	$5,436
Additions for tax positions of prior years	—	—	3,298
Reductions for tax positions of prior years	—	(155)	(21)
Settlements	(2,646)	(1,025)	(1,921)
Lapse in statute of limitations	(287)	(755)	(728)
Foreign currency exchange rate changes	(122)	102	117
Ending balance December 31	$1,293	$4,348	$6,181

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The total amount of unrecognized tax benefits were $1.3 million, $4.3 million, and $6.2 million as of December 31, 2018, 2017 and 2016, respectively. The amount of unrecognized tax benefits that would affect the effective tax rate if recognized in the consolidated financial statements was $1.3 million, $1.7 million, and $7.5 million, respectively.
It is reasonably possible that the amount of unrecognized tax benefits will decrease by approximately $0.1 million within the next twelve months due to the settlement of uncertain tax positions related to state audits or the expiration of statutes of limitation. This amount could affect the effective tax rate if recognized in the consolidated financial statements.
The Company classifies interest related to unrecognized tax benefits as a component of net interest and other in the Consolidated Statement of Income and Comprehensive Income. Interest expense on unrecognized tax benefits was $0.2 million, $0.1 million, and $1.2 million for 2018, 2017 and 2016, respectively. As of December 31, 2018 and 2017, WESCO had a liability of $0.8 million and $1.8 million, respectively, for interest expense related to unrecognized tax benefits. The Company classifies penalties related to unrecognized tax benefits as part of income tax expense. Penalties recorded in income tax expense were immaterial in 2018, 2017, and 2016.
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
The following tables set forth the details of basic and diluted earnings per share:

	Year Ended December 31,
	2018	2017	2016
(In thousands, except per share data)
Net income attributable to WESCO International	$227,343	$163,460	$101,588
Weighted-average common shares outstanding used in computing basic earnings per share	46,722	47,849	44,116
Common shares issuable upon exercise of dilutive equity awards	477	512	543
Common shares issuable from contingently convertible debentures (see below for basis of calculation)	—	—	3,674
Weighted-average common shares outstanding and common share equivalents used in computing diluted earnings per share	47,199	48,361	48,333
Earnings per share attributable to WESCO International
Basic	$4.87	$3.42	$2.30
Diluted	$4.82	$3.38	$2.10
The computation of diluted earnings per share attributable to WESCO International excluded equity awards of approximately 1.6 million, 1.3 million and 1.2 million for the years ended December 31, 2018, 2017 and 2016, respectively. These shares were excluded because their effect would have been antidilutive.
Because of WESCO’s previous obligation to settle the par value of the 2029 Debentures in cash upon conversion, WESCO was required to include shares underlying the 2029 Debentures in its diluted weighted-average shares outstanding when the average stock price per share for the period exceeded the conversion price of the debentures. Only the number of shares that would have been issuable under the treasury stock method of accounting for share dilution were included, which was based upon the amount by which the average stock price exceeded the conversion price. The conversion price of the 2029 Debentures was $28.87 and the maximum amount of share dilution was limited to 11,951,932 shares. Since the 2029 Debentures were redeemed on September 15, 2016, there was no dilution from contingently convertible debentures for the years ended December 31, 2018 and 2017. For the year ended December 31, 2016, the effect of the 2029 Debentures on diluted earnings per share attributable to WESCO International was a decrease of $0.17.
In December 2014, the Company's Board of Directors (the "Board") authorized the repurchase of up to $300 million of the Company's common stock through December 31, 2017 (the "2014 Repurchase Authorization"). During the year ended December 31, 2017, the Company repurchased 1,778,537 shares for $100.0 million. As of December 31, 2017, WESCO had repurchased 4,247,113 shares of common stock for $250.0 million under the 2014 Repurchase Authorization.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

In December 2017, the Board authorized the repurchase of up to $300 million of the Company's common stock through December 31, 2020 (the "2017 Repurchase Authorization"). In October 2018, the Board approved an increase to the 2017 Repurchase Authorization from $300 million to $400 million. On September 6, 2018 and November 6, 2018, the Company entered into accelerated stock repurchase agreements with a financial institution to repurchase additional shares of its common stock pursuant to its 2017 Repurchase Authorization. In exchange for up-front cash payments totaling $125.0 million, the Company received 2,003,446 shares. As of December 31, 2018, the accelerated stock repurchase agreement entered into on November 6, 2018 had not yet settled between the counterparties. Upon settlement, the Company expects to receive additional shares.
The total number of shares ultimately delivered under the accelerated stock repurchases described above are determined by the average of the volume-weighted-average prices of the Company's common stock for each exchange business day during the respective settlement valuation periods. WESCO funded the repurchases with available cash, and borrowings under its accounts receivable securitization and revolving credit facilities. For purposes of computing earnings per share, share repurchases have been reflected as a reduction to common shares outstanding on the respective delivery dates.
13. EMPLOYEE BENEFIT PLANS
Defined Contribution Plans
A majority of WESCO’s employees are covered by defined contribution retirement savings plans for their services rendered subsequent to WESCO’s formation. WESCO also offers a deferred compensation plan for select individuals. For U.S. participants, WESCO matches contributions made by employees at an amount equal to 50% of participants' total monthly contributions up to a maximum of 6% of eligible compensation. For Canadian participants, WESCO makes contributions in amounts ranging from 3% to 5% of participants' eligible compensation based on years of continuous service. WESCO may also make, subject to the Board's approval, a discretionary contribution to the defined contribution retirement savings plan covering U.S. participants if certain predetermined profit levels are attained. Discretionary employer contribution charges of $20.6 million and $10.0 million were incurred in 2018 and 2017, respectively. In 2016, there was no charge for discretionary employer contributions. For the years ended December 31, 2018, 2017 and 2016, WESCO incurred charges of $42.0 million, $31.3 million, and $18.5 million, respectively, for all such plans. Contributions are made in cash to employee retirement savings plan accounts. The deferred compensation plan is an unfunded plan. As of December 31, 2018 and 2017, the Company's obligation under the deferred compensation plan was $21.9 million and $24.3 million, respectively. Employees have the option to transfer balances allocated to their accounts in the defined contribution retirement savings plan and the deferred compensation plan into any of the available investment options.
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

	Year Ended December 31,
(In thousands)	2018	2017
Accumulated Benefit Obligation (ABO) at December 31	$78,746	$92,375

Change in Projected Benefit Obligation (PBO)
PBO at beginning of year	$120,319	$96,160
Service cost	5,242	4,328
Interest cost	4,137	3,912
Participant contributions	745	735
Actuarial (gain) loss, including assumption changes	(11,644)	10,906
Benefits paid	(3,892)	(3,005)
Foreign currency exchange rate changes	(9,392)	7,283
PBO at end of year	$105,515	$120,319

Change in Plan Assets
Fair value of plan assets at beginning of year	$97,182	$84,753
Actual return on plan assets	(425)	7,875
Participant contributions	745	735
Employer contributions	372	368
Benefits paid	(3,892)	(3,005)
Foreign currency exchange rate changes	(7,426)	6,456
Fair value of plan assets at end of year	$86,556	$97,182

Funded Status	$(18,959)	$(23,137)

Amounts Recognized in the Consolidated Balance Sheets
Current liabilities	$(364)	$(395)
Noncurrent liabilities	(18,595)	(22,742)
Net amount recognized	$(18,959)	$(23,137)

Amounts Recognized in Accumulated Other Comprehensive Income (Loss)
Net actuarial (gain) loss	$(2,696)	$2,508
Total amount recognized, before tax effect	$(2,696)	$2,508

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Components of Net Periodic Pension Cost
Service cost	$5,242	$4,328	$3,845
Interest cost	4,137	3,912	3,856
Expected return on plan assets	(5,969)	(5,562)	(5,328)
Recognized actuarial gain	(46)	(149)	(31)
Net periodic pension cost	$3,364	$2,529	$2,342

Other Changes in Plan Assets and PBO Recognized in Accumulated Other Comprehensive Income (Loss)
Net actuarial (gain) loss	$(5,250)	$8,593	$2,756
Amortization of unrecognized net actuarial gain	46	149	31
Total amount recognized, before tax effect	(5,204)	8,742	2,787
Tax effect	1,406	(2,361)	(302)
Total amount recognized, after tax effect	$(3,798)	$6,381	$2,485

Total recognized in net periodic pension cost and accumulated other comprehensive income (loss)	$(434)	$8,910	$4,827
In accordance with ASU 2017-07, as described in Note 2, the service cost of $5.2 million, $4.3 million and $3.8 million for the years ended December 31, 2018, 2017 and 2016, respectively, was reported as a component of selling, general and administrative expenses. The other components of net periodic benefit cost totaling a net benefit of $1.9 million for the year ended December 31, 2018 was presented as a component of net interest and other, as described in Note 15 below. For the years ended December 31, 2017 and 2016, the Company reclassified a net benefit of $1.8 million and $1.5 million, respectively, from selling, general and administrative expenses to net interest and other. The Company used the amounts disclosed in Note 11 of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended December 31, 2017 as the estimation basis for applying the retrospective presentation requirements.
The interest rate used to discount future estimated cash flows is determined using the Canadian Institute of Actuaries ("CIA") methodology, which references yield curve information provided by Fiera Capital and matches expected benefit payments. The expected long-term rate of return on plan assets is applied to the fair market-related value of plan assets.
The following weighted-average actuarial assumptions were used to determine benefit obligations at December 31:

	2018		2017
	Pension Plan	SERP	Pension Plan	SERP
Discount rate	4.0%	4.0%	3.5%	3.5%
Rate of compensation increase	3.8%	3.8%	3.8%	3.8%

The following weighted-average actuarial assumptions were used to determine net periodic pension costs at January 1:

	Year Ended December 31,
	2018		2017		2016
	Pension Plan	SERP	Pension Plan	SERP	Pension Plan	SERP
Discount rate	3.5%	3.5%	3.9%	3.9%	4.2%	4.2%
Expected long-term return on assets	6.4%	n/a	6.4%	n/a	6.4%	n/a
Rate of compensation increase	3.8%	3.8%	3.8%	3.8%	4.0%	4.0%

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The following benefit payments, which reflect expected future service, are expected to be paid:

Years ending December 31	(In thousands)
2019	$2,870
2020	2,946
2021	3,098
2022	3,196
2023	3,448
2024 to 2028	21,721
The Company expects to contribute approximately $2.9 million and $0.4 million to the Plan and SERP, respectively, in 2019.
The Plan's weighted asset allocations by asset category are as follows:

	December 31
	2018	2017
Asset Category
Pooled Funds:
Canadian equities	12.4%	11.5%
U.S. equities	5.0%	4.6%
Non-North American equities	22.5%	20.8%
Fixed income investments	44.7%	41.4%
Other	15.4%	21.7%
Total	100.0%	100.0%
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Pooled Equity Investments. These investments consist of the Plan's share of segregated funds that primarily invest in equity securities. The funds are valued at the net asset value of shares held in the underlying funds.
Pooled Fixed Income Investments. These investments consist of the Plan's share of a segregated fund that primarily invests in Canadian issued bonds and debentures and is valued at the net asset value of shares held in the underlying securities.
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
The following tables set forth the fair value of the Plan's assets by asset category:

	December 31, 2018
(In thousands)	Level 1	Level 2	Level 3	NAV (1)	Total
Pooled Funds:
Canadian equities	$—	$—	$—	$10,693	$10,693
U.S. equities	—	—	—	4,356	4,356
Non-North American equities	—	—	—	19,492	19,492
Fixed income investments	—	—	—	38,668	38,668
Other	203	—	—	13,144	13,347
Total investments	$203	$—	$—	$86,353	$86,556

	December 31, 2017
(In thousands)	Level 1	Level 2	Level 3	NAV (1)	Total
Pooled Funds:
Canadian equities	$—	$—	$—	$11,211	$11,211
U.S. equities	—	—	—	4,436	4,436
Non-North American equities	—	—	—	20,207	20,207
Fixed income investments	—	—	—	40,193	40,193
Other	3,996	—	—	17,139	21,135
Total investments	$3,996	$—	$—	$93,186	$97,182

(1)
As described above, investments measured at fair value using the NAV per share practical expedient have not been classified in the fair value hierarchy. The amounts presented in the tables are intended to reconcile the fair value hierarchy to the total fair value of plan assets.

14. STOCK-BASED COMPENSATION
WESCO sponsors a stock-based compensation plan. The 1999 Long-Term Incentive Plan, as amended and restated (“LTIP”) was designed to be the successor plan to all prior plans. Any shares remaining reserved for future issuance under the prior plans are available for issuance under the LTIP. The LTIP is administered by the Compensation Committee of the Board.
On May 31, 2017, the Company renewed and restated the LTIP, increasing the maximum number of shares of common stock that may be issued under the plan by 1.7 million shares to 3.4 million. Under the LTIP, the total number of shares of common stock authorized to be issued will be reduced by 1 share of common stock for every 1 share that is subject to a stock appreciation right granted, and 1.83 shares of common stock for every 1 share that is subject to an award other than a stock appreciation right granted on or after May 31, 2017. As of December 31, 2018, 3.1 million shares of common stock were reserved under the LTIP for future equity award grants.
WESCO’s stock-based employee compensation plans are comprised of stock-settled stock appreciation rights, restricted stock units and performance-based awards. Compensation cost for all stock-based awards is measured at fair value on the date of grant

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

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
Except for the performance-based awards, awards granted vest and become exercisable once criteria based on time is achieved. Performance-based awards vest based on market or performance conditions. In the event of a change in control, all awards vest immediately. Each award terminates on the tenth anniversary of its grant date unless terminated sooner under certain conditions.
For awards granted in 2018, performance-based awards were based on two equally-weighted performance measures, which include the three-year average growth rate of the Company’s fully diluted earnings per share and the three-year cumulative return on net assets. From 2015 to 2017, the two equally-weighted performance-based award metrics were the three-year average growth rate of WESCO's net income and WESCO's total stockholder return in relation to the total stockholder return of a select group of peer companies over a three-year period.
WESCO recognized $16.4 million, $14.8 million and $12.5 million of non-cash stock-based compensation expense, which is included in selling, general and administrative expenses, for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, there was $18.8 million of total unrecognized compensation expense related to non-vested stock-based compensation arrangements for all awards previously made of which approximately $11.7 million is expected to be recognized in 2019, $6.3 million in 2020 and $0.8 million in 2021.
The total intrinsic value of awards exercised during the years ended December 31, 2018, 2017, and 2016 was $8.2 million, $17.2 million, and $13.0 million, respectively. The gross deferred tax benefit associated with the exercise of stock-based awards totaled $2.0 million, $6.4 million, and $4.9 million in 2018, 2017, and 2016, respectively.
The following table sets forth a summary of stock-settled stock appreciation rights and related information for the years presented:

	Year Ended December 31,
	2018				2017		2016
	Awards	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (In thousands)	Awards	Weighted-Average Exercise Price	Awards	Weighted-Average Exercise Price
Beginning of year	2,238,607	$57.75			2,439,487	$52.62	2,567,021	$54.47
Granted	509,046	62.68			455,807	71.21	709,999	42.63
Exercised	(192,700)	40.74			(495,181)	42.19	(526,818)	41.54
Canceled	(203,320)	68.69			(161,506)	66.06	(310,715)	63.71
End of year	2,351,633	59.26	6.1	$6,514	2,238,607	57.75	2,439,487	52.62
Exercisable at end of year	1,453,932	$57.93	4.6	$5,623	1,331,580	$56.96	1,549,350	$53.35
The following table sets forth the weighted-average assumptions used to estimate the fair value of stock-settled stock appreciation rights granted during the years presented:

	Year Ended December 31,
	2018	2017	2016
Stock-settled stock appreciation rights granted	509,046	455,807	709,999
Risk free interest rate	2.5%	1.9%	1.2%
Expected life (in years)	5	5	5
Expected volatility	28%	29%	32%
The risk-free interest rate is based on the U.S. Treasury Daily Yield Curve rate as of the grant date. The expected life is based on historical exercise experience and the expected volatility is based on the volatility of the Company's daily stock prices over a five-year period preceding the grant date.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The weighted-average fair value per stock-settled stock appreciation right granted was $18.38, $20.52 and $12.88 for the years ended December 31, 2018, 2017 and 2016, respectively.
The following table sets forth a summary of time-based restricted stock units and related information for the years presented:

	Year Ended December 31,
	2018		2017		2016
	Awards	Weighted-Average Fair Value	Awards	Weighted-Average Fair Value	Awards	Weighted-Average Fair Value
Unvested at beginning of year	290,054	$58.11	257,096	$57.47	175,411	$74.52
Granted	122,062	62.40	100,993	71.33	162,256	44.45
Vested	(64,166)	67.91	(44,720)	84.57	(60,015)	72.41
Forfeited	(20,152)	58.15	(23,315)	57.52	(20,556)	59.15
Unvested at end of year	327,798	$57.87	290,054	$58.11	257,096	$57.47
The following table sets forth a summary of performance-based awards and related information for the years presented:

	Year Ended December 31,
	2018		2017		2016
	Awards	Weighted-Average Fair Value	Awards	Weighted-Average Fair Value	Awards	Weighted-Average Fair Value
Unvested at beginning of year	148,508	$60.23	149,320	$60.36	114,520	$76.48
Granted	44,144	62.80	39,978	76.63	91,768	47.00
Vested	—	—	—	—	—	—
Forfeited	(53,756)	64.67	(40,790)	76.77	(56,968)	71.25
Unvested at end of year	138,896	$59.33	148,508	$60.23	149,320	$60.36
The following table sets forth the assumptions used to estimate the fair value of performance shares granted during the years presented:

	Year ended December 31,
	2018	2017	2016
Grant date share price	$62.80	$71.67	$42.44
WESCO expected volatility	n/a	29%	26%
Peer group median volatility	n/a	24%	24%
Risk-free interest rate	n/a	1.5%	0.9%
Correlation of peer company returns	n/a	114%	122%
The unvested performance-based awards in the table above include 48,098 shares in which vesting of the ultimate number of shares is dependent upon WESCO's total stockholder return in relation to the total stockholder return of a select group of peer companies over a three-year period. These awards are accounted for as awards with market conditions; compensation cost is recognized over the service period, regardless of whether the market conditions are achieved and the awards ultimately vest.
Vesting of the remaining 90,798 shares of performance-based awards in the table above is dependent upon the achievement of certain performance targets, including 48,098 that are dependent upon the three-year average growth rate of WESCO's net income, 21,350 that are dependent upon the three-year average growth rate of the Company's fully diluted earnings per share, and 21,350 that are based upon the three-year cumulative return on net assets. These awards are accounted for as awards with performance conditions; compensation cost is recognized over the performance period based upon WESCO's determination of whether it is probable that the performance targets will be achieved.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

15. NET INTEREST AND OTHER
Net interest and other includes interest expense, interest income, amortization of debt discount and debt issuance costs, the non-service cost components of net periodic benefit cost, and foreign exchange gains and losses from the remeasurement of certain financial instruments. For the year ended December 31, 2018, a foreign exchange loss of $2.8 million from the remeasurement of certain financial instruments was reported as a component of net interest and other. Foreign exchange gains and losses were not material for the years ended December 31, 2017 and 2016.
16. COMMITMENTS AND CONTINGENCIES
Future minimum rental payments required under operating leases, primarily for real property that have noncancelable lease terms in excess of one year as of December 31, 2018, are as follows:

Years ending December 31	(In thousands)
2019	$71,640
2020	59,594
2021	47,264
2022	34,490
2023	24,493
Thereafter	40,302
Rental expense for the years ended December 31, 2018, 2017 and 2016 was $86.0 million, $82.0 million and $76.7 million, respectively.
From time to time, a number of lawsuits and claims have been or may be asserted against the Company relating to the conduct of its business, including litigation relating to commercial, product and employment matters. The outcome of any litigation cannot be predicted with certainty, and some lawsuits may be determined adversely to WESCO. However, management does not believe that the ultimate outcome of any such pending matters is likely to have a material adverse effect on WESCO's financial condition or liquidity, although the resolution in any fiscal period of one or more of these matters may have a material adverse effect on WESCO's results of operations for that period.
In an effort to expand the Company's footprint in the Middle East, WESCO has been doing business since 2009 with WESTEC Supplies General Trading (“WESTEC”), an industrial equipment supplier headquartered in the United Arab Emirates. WESTEC has a line of credit with a maximum borrowing capacity of approximately $6.7 million to support its working capital requirements and joint sales efforts with WESCO. Due to the nature of WESCO’s arrangement with WESTEC, WESCO has provided a standby letter of credit under its Revolving Credit Facility of up to $7.3 million as security for WESTEC’s line of credit. As of December 31, 2018, WESTEC had an outstanding loan balance of $6.4 million. Management currently believes the estimated fair value of the noncontingent guarantee on the line of credit is nominal and therefore a liability has not been recorded as of December 31, 2018.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

17. SEGMENTS AND RELATED INFORMATION
WESCO distributes products and provides services through its four operating segments, which have been aggregated as one reportable segment. WESCO has approximately 220,000 unique product stock keeping units and markets more than 1,000,000 products for customers. There were no material amounts of sales or transfers among geographic areas and no material amounts of export sales.
WESCO attributes revenues from external customers to individual countries on the basis of the point of sale. The following table sets forth information about WESCO by geographic area:

	Net Sales Year Ended December 31,						Long-Lived Assets December 31,
	2018		2017		2016		2018	2017	2016
(In thousands)
United States	$6,089,130	75%	$5,775,988	75%	$5,635,803	77%	$106,078	$95,851	$123,465
Other International(1)	2,087,471	25%	1,903,033	25%	1,700,214	23%	54,800	60,594	65,182
Total	$8,176,601		$7,679,021		$7,336,017		$160,878	$156,445	$188,647

(1)	Other primarily includes Canada.
The following table sets forth information about WESCO’s sales by product category:

	Year Ended December 31,
	2018	2017	2016
(percentages based on total sales)
General Supplies	40%	40%	40%
Wire, Cable and Conduit	14%	15%	14%
Communications and Security	16%	15%	15%
Electrical Distribution and Controls	11%	10%	11%
Lighting and Sustainability	11%	12%	12%
Automation, Controls and Motors	8%	8%	8%

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

18. CONDENSED CONSOLIDATING FINANCIAL INFORMATION
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

	Condensed Consolidating Balance Sheet
	December 31, 2018
	(In thousands)
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Cash and cash equivalents	$—	$35,931	$60,412	$—	$96,343
Trade accounts receivable, net	—	—	1,166,607	—	1,166,607
Inventories	—	440,422	508,304	—	948,726
Prepaid expenses and other current assets	1,123	57,586	124,523	(9,268)	173,964
Total current assets	1,123	533,939	1,859,846	(9,268)	2,385,640
Intercompany receivables, net	—	—	2,403,704	(2,403,704)	—
Property, buildings and equipment, net	—	63,506	97,372	—	160,878
Intangible assets, net	—	2,131	313,885	—	316,016
Goodwill	—	257,623	1,464,980	—	1,722,603
Investments in affiliates	3,182,469	5,137,783		(8,320,252)	—
Other assets	—	2,905	16,994		19,899
Total assets	$3,183,592	$5,997,887	$6,156,781	$(10,733,224)	$4,605,036

Accounts payable	$—	$404,373	$389,975	$—	$794,348
Short-term debt	—	—	30,785	—	30,785
Other current liabilities	—	86,600	159,481	(9,268)	236,813
Total current liabilities	—	490,973	580,241	(9,268)	1,061,946
Intercompany payables, net	1,048,282	1,355,422	—	(2,403,704)	—
Long-term debt	—	842,093	325,218	—	1,167,311
Other noncurrent liabilities	—	126,930	119,123	—	246,053
Total WESCO International stockholders’ equity	2,135,310	3,182,469	5,137,783	(8,320,252)	2,135,310
Noncontrolling interests	—	—	(5,584)	—	(5,584)
Total liabilities and stockholders’ equity	$3,183,592	$5,997,887	$6,156,781	$(10,733,224)	$4,605,036

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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

	Condensed Consolidating Statement of Income and Comprehensive Income
	Year ended December 31, 2018
	(In thousands)
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net sales	$—	$3,572,406	$4,757,321	$(153,126)	$8,176,601
Cost of goods sold (excluding depreciation and	—	2,890,490	3,871,856	(153,126)	6,609,220
amortization)
Selling, general and administrative expenses	—	590,009	561,935	—	1,151,944
Depreciation and amortization	—	18,334	44,663	—	62,997
Results of affiliates’ operations	225,355	209,802	—	(435,157)	—
Net interest and other	—	54,178	17,237	—	71,415
Provision for income taxes	—	3,842	51,828	—	55,670
Net income	225,355	225,355	209,802	(435,157)	225,355
Less: Net loss attributable to noncontrolling interests	—	—	(1,988)	—	(1,988)
Net income attributable to WESCO International	$225,355	$225,355	$211,790	$(435,157)	$227,343
Other comprehensive income (loss):
Foreign currency translation adjustments	(99,643)	(99,643)	(99,643)	199,286	(99,643)
Post retirement benefit plan adjustments, net of tax	3,798	3,798	3,798	(7,596)	3,798
Comprehensive income attributable to WESCO International	$129,510	$129,510	$115,945	$(243,467)	$131,498

	Condensed Consolidating Statement of Income and Comprehensive Income
	Year ended December 31, 2017
	(In thousands)
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net sales	$—	$3,370,088	$4,441,655	$(132,722)	$7,679,021
Cost of goods sold (excluding depreciation and	—	2,714,511	3,612,577	(132,722)	6,194,366
amortization)
Selling, general and administrative expenses	—	555,503	546,095	—	1,101,598
Depreciation and amortization	—	18,442	45,575	—	64,017
Results of affiliates’ operations	160,587	168,782	—	(329,369)	—
Net interest and other	—	94,313	(27,713)	—	66,600
Provision for income taxes	(2,546)	(4,486)	96,339	—	89,307
Net income	163,133	160,587	168,782	(329,369)	163,133
Less: Net loss attributable to noncontrolling interests	—	—	(327)	—	(327)
Net income attributable to WESCO International	$163,133	$160,587	$169,109	$(329,369)	$163,460
Other comprehensive income (loss):
Foreign currency translation adjustments	85,762	85,762	85,762	(171,524)	85,762
Post retirement benefit plan adjustments, net of tax	(6,381)	(6,381)	(6,381)	12,762	(6,381)
Comprehensive income attributable to WESCO International	$242,514	$239,968	$248,490	$(488,131)	$242,841

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

	Condensed Consolidating Statement of Income and Comprehensive Income
	Year ended December 31, 2016
	(In thousands)
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net sales	$—	$3,306,265	$4,134,508	$(104,756)	$7,336,017
Cost of goods sold (excluding depreciation and	—	2,651,409	3,341,161	(104,756)	5,887,814
amortization)
Selling, general and administrative expenses	61	477,437	573,301	—	1,050,799
Depreciation and amortization	—	20,226	46,632	—	66,858
Results of affiliates’ operations	240,571	155,814	—	(396,385)	—
Net interest and other	17,555	87,824	(30,317)	—	75,062
Loss on debt redemption	123,933	—	—	—	123,933
Provision for income taxes	(2,098)	8,263	24,266	—	30,431
Net income	$101,120	$216,920	$179,465	$(396,385)	$101,120
Less: Net loss attributable to noncontrolling interests	—	—	(468)	—	(468)
Net income attributable to WESCO International	$101,120	$216,920	$179,933	$(396,385)	$101,588
Other comprehensive income (loss):
Foreign currency translation adjustments	38,275	38,275	38,275	(76,550)	38,275
Post retirement benefit plan adjustments, net of tax	(2,485)	(2,485)	(2,485)	4,970	(2,485)
Comprehensive income attributable to WESCO International	$136,910	$252,710	$215,723	$(467,965)	$137,378
Reclassification
As described in Note 13, the Company reclassified a net benefit of $1.8 million and $1.5 million, respectively, from selling, general and administrative expenses to net interest and other in the previously reported Condensed Consolidated Statement of Income and Comprehensive Income of the non-guarantor subsidiaries for the years ended December 31, 2017 and 2016, respectively.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

	Condensed Consolidating Statement of Cash Flows
	Year ended December 31, 2018
	(In thousands)
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net cash provided by operating activities	$18,672	$153,467	$124,582	$—	$296,721
Investing activities:
Capital expenditures	—	(17,573)	(18,637)	—	(36,210)
Proceeds from sale of assets	—	—	12,461	—	12,461
Dividends received from subsidiaries		347,531		(347,531)	—
Advances to subsidiaries and other	—	(406,028)	196,219	199,416	(10,393)
Net cash (used in) provided by investing activities	—	(76,070)	190,043	(148,115)	(34,142)
Financing activities:
Proceeds from issuance of debt	108,497	339,606	1,086,673	(199,416)	1,335,360
Repayments of debt	—	(410,606)	(1,051,611)	—	(1,462,217)
Equity activities	(127,169)	—	—	—	(127,169)
Dividends paid by subsidiaries			(347,531)	347,531	—
Other	—	(21,068)	—	—	(21,068)
Net cash used in financing activities	(18,672)	(92,068)	(312,469)	148,115	(275,094)
Effect of exchange rate changes on cash and cash equivalents			(9,095)	—	(9,095)
Net change in cash and cash equivalents	—	(14,671)	(6,939)	—	(21,610)
Cash and cash equivalents at the beginning of period	—	50,602	67,351	—	117,953
Cash and cash equivalents at the end of period	$—	$35,931	$60,412	$—	$96,343

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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

19. SELECTED QUARTERLY FINANCIAL DATA (unaudited)
The following table sets forth selected quarterly financial data for the years ended December 31, 2018 and 2017:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2018
Net Sales	$1,993,915	$2,103,994	$2,067,245	$2,011,447
Cost of goods sold (excluding depreciation and amortization)	1,613,966	1,704,100	1,670,037	1,621,117
Income from operations	73,241	91,183	97,517	90,499
Income before income taxes	53,458	73,442	80,467	73,658
Net income	42,971	57,673	66,645	58,066
Net income attributable to WESCO International	44,421	57,940	66,849	58,133
Basic earnings per share attributable to WESCO International(2)	0.94	1.23	1.42	1.27
Diluted earnings per share attributable to WESCO International(3)	0.93	1.22	1.41	1.26

2017
Net Sales	$1,772,591	$1,909,624	$2,000,159	$1,996,647
Cost of goods sold (excluding depreciation and amortization)	1,422,573	1,543,510	1,614,814	1,613,469
Income from operations	67,089	83,105	89,250	81,446
Income before income taxes	50,368	66,289	71,939	63,844
Net income(1)	37,800	49,535	53,576	22,222
Net income attributable to WESCO International(1)	37,729	49,510	53,675	22,546
Basic earnings per share attributable to WESCO International(1) (2)	0.77	1.03	1.13	0.48
Diluted earnings per share attributable to WESCO International(1) (3)	0.76	1.02	1.12	0.47

(1)
As described in Note 11, net income and net income attributable to WESCO International include provisional discrete income tax expense of $26.4 million resulting from the application of the TCJA, which affected basic and diluted earnings per share attributable to WESCO International in the fourth quarter of 2017.

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

20. SUBSEQUENT EVENTS
On January 16, 2019, WESCO issued a press release announcing that its WESCO Services, LLC subsidiary entered into a definitive agreement to acquire certain assets of Sylvania Lighting Solutions from OSRAM Sylvania. The transaction is expected to close in March 2019.

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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the updated framework in Internal Control — Integrated Framework (2013) (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission on May 14, 2013. Based on our evaluation under the 2013 Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
Changes in Internal Control Over Financial Reporting
During the last fiscal quarter of 2018, there were no changes in the Company’s internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information set forth under the captions “Board of Directors” and “Executive Officers” in our definitive Proxy Statement for our 2019 Annual Meeting of Stockholders is incorporated herein by reference.
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
The information required by Item 10 that relates to our Directors and executive officers, including the Audit Committee and its financial expert, required by this item, is incorporated by reference from the information appearing under the captions “Corporate Governance,” “Board and Committee Meetings” and “Security Ownership” in our definitive Proxy Statement for our 2019 Annual Meeting of Stockholders that is to be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year on December 31, 2018.
Item 11. Executive Compensation.
The information set forth under the captions “Compensation Discussion and Analysis” and “Director Compensation” in our definitive Proxy Statement for our 2019 Annual Meeting of Stockholders is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information set forth under the caption “Security Ownership” in our definitive Proxy Statement for our 2019 Annual Meeting of Stockholders is incorporated herein by reference.
The following table provides information as of December 31, 2018 with respect to the shares of our common stock that may be issued under our existing equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	2,818,327	$49.49	3,121,358
Equity compensation plans not approved by security holders	—	—	—
Total	2,818,327	$49.49	3,121,358
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information set forth under the captions “Transactions with Related Persons” and “Corporate Governance” in our definitive Proxy Statement for our 2019 Annual Meeting of Stockholders is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
The information set forth under the caption “Independent Registered Public Accounting Firm Fees and Services” in our definitive Proxy Statement for our 2019 Annual Meeting of Stockholders is incorporated herein by reference.

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
Incorporated by reference to Exhibit 10.1 to WESCO's Current Report on Form 8-K, dated December 17, 2012

10.7	1999 Long-Term Incentive Plan, as restated effective as of May 30, 2013	Incorporated by reference to Appendix A to the Proxy Statement filed on Schedule 14A on April 16, 2013

10.8
First Amendment to Term Loan Agreement, dated as of November 19, 2013 among WESCO Distribution, Inc., WDCC Enterprises Inc., WESCO International, Inc., Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and Collateral Agent and the other Lenders and Agents party thereto

Incorporated by reference to Exhibit 10.31 to WESCO's Annual Report on Form 10-K for the year ended December 31, 2013

10.9	Form of Stock Appreciation Rights Agreement for Employees	Incorporated by reference to Exhibit 10.33 to WESCO's Annual Report on Form 10-K for the year ended December 31, 2014

10.10
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
Incorporated by reference to Exhibit 10.1 to WESCO’s Current Report on Form 8-K, dated September 24, 2015

Exhibit No.	Description of Exhibit	Prior Filing or Sequential Page Number
10.11
Fourth Amended and Restated Receivables Purchase Agreement, dated as of September 24, 2015, by and among WESCO Receivables Corp., WESCO Distribution, Inc., the various Purchaser Groups from time to time party thereto and PNC Bank, National Association, as Administrator
Incorporated by reference to Exhibit 10.2 to WESCO’s Current Report on Form 8-K, dated September 24, 2015

10.12	Form of Non-Employee Director Restricted Stock Unit Agreement	Incorporated by reference to Exhibit 10.1 to WESCO’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016

10.13	Form of Notice of Performance Share Award Under the WESCO International, Inc. 1999 Long-Term Incentive Plan, as amended May 30, 2013	Incorporated by reference to Exhibit 10.23 to WESCO's Annual Report on Form 10-K for the year ended December 31, 2015

10.14	Form of Director and Officer Indemnification Agreement, entered among WESCO International, Inc. and certain of its executive officers and directors listed on a schedule attached thereto	Incorporated by reference to Exhibit 10.24 to WESCO's Annual Report on Form 10-K for the year ended December 31, 2015

10.15	First Amendment to Fourth Amended and Restated Receivables Purchase Agreement, dated as of December 18, 2015	Incorporated by reference to Exhibit 10.1 to WESCO’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016

10.16	Second Amendment to Fourth Amended and Restated Receivables Purchase Agreement, dated as of April 19, 2016	Incorporated by reference to Exhibit 10.2 to WESCO’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016

10.17	Third Amendment to Fourth Amended and Restated Receivables Purchase Agreement, dated as of May 10, 2016	Incorporated by reference to Exhibit 10.3 to WESCO’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016

10.18	Fourth Amendment to Fourth Amended and Restated Receivables Purchase Agreement, dated as of May 27, 2016	Incorporated by reference to Exhibit 10.4 to WESCO’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016

10.19	Term Sheet, dated October 6, 2016, memorializing terms of employment of David S. Schulz by WESCO International, Inc.	Incorporated by reference to Exhibit 10.28 to WESCO's Annual Report on Form 10-K for the year ended December 31, 2016

10.20	Fifth Amendment to Fourth Amended and Restated Receivables Purchase Agreement, dated as of November 8, 2017	Incorporated by reference to Exhibit 10.1 to WESCO's Current Report on Form 8-K, dated November 8, 2017

10.21	Sixth Amendment to Fourth Amended and Restated Receivables Agreement, dated as of December 29, 2017	Incorporated by reference to Exhibit 10.22 to WESCO’s Annual Report on Form 10-K for the year ended December 31, 2017

10.22	Form of Non-Employee Director Restricted Stock Unit Agreement	Incorporated by reference to Exhibit 10.23 to WESCO’s Annual Report on Form 10-K for the year ended December 31, 2017

10.23	Form of Restricted Stock Unit Agreement for Employees	Incorporated by reference to Exhibit 10.24 to WESCO’s Annual Report on Form 10-K for the year ended December 31, 2017

Exhibit No.	Description of Exhibit	Prior Filing or Sequential Page Number
10.24	Form of Stock Appreciation Rights Agreement for Employees	Incorporated by reference to Exhibit 10.25 to WESCO’s Annual Report on Form 10-K for the year ended December 31, 2017

10.25	Form of Notice of Performance Share Award Under the WESCO International, Inc. 1999 Long-Term Incentive Plan, as amended May 31, 2017	Incorporated by reference to Exhibit 10.26 to WESCO’s Annual Report on Form 10-K for the year ended December 31, 2017

10.26	1999 Long-Term Incentive Plan, as restated effective as of May 31, 2017	Incorporated by reference to Appendix A to the Proxy Statement filed on Schedule 14A on April 17, 2017

10.27	Term Sheet, dated December 4, 2015, memorializing terms of employment of Robert Minicozzi by WESCO International, Inc.	Incorporated by reference to Exhibit 10.28 to WESCO’s Annual Report on Form 10-K for the year ended December 31, 2017

10.28	Term Sheet, dated , memorializing terms of employment of Christine Wolf by WESCO International, Inc.	Incorporated by reference to Exhibit 10.1 to WESCO’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018

10.29	Seventh Amendment to Fourth Amended and Restated Receivables Agreement, dated as of April 23, 2018	Incorporated by reference to Exhibit 10.1 to WESCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018

10.30	Eighth Amendment to Fourth Amended and Restated Receivables Agreement, dated as of December 21, 2018	Filed herewith

21.1	Subsidiaries of WESCO International, Inc.	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101	Interactive Data File	Filed herewith
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

Schedule II—Valuation and Qualifying Accounts

	Balance at Beginning	Charged to	Charged to Other		Balance at
	of Period	Expense	Accounts(1)	Deductions(2)	End of Period
Allowance for doubtful accounts	(In thousands)
Year ended December 31, 2018	$21,313	10,854	—	(7,699)	$24,468
Year ended December 31, 2017	22,007	8,466	—	(9,160)	21,313
Year ended December 31, 2016	22,587	5,888	21	(6,489)	22,007
_________________________

(1)	Represents allowance for doubtful accounts in connection with certain acquisitions and divestitures.

(2)	Includes a reduction in the allowance for doubtful accounts due to write-off of accounts receivable.

Item 16. Form 10-K Summary.
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESCO INTERNATIONAL, INC.
By:	/s/ JOHN J. ENGEL
	Name:	John J. Engel
	Title:	Chairman, President and Chief Executive Officer
	Date:	February 27, 2019

WESCO INTERNATIONAL, INC.
By:	/s/ DAVID S. SCHULZ
	Name:	David S. Schulz
	Title:	Senior Vice President and Chief Financial Officer
	Date:	February 27, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN J. ENGEL	Chairman, President and Chief Executive Officer	February 27, 2019
John J. Engel	(Principal Executive Officer)

/s/ DAVID S. SCHULZ	Senior Vice President and Chief Financial Officer	February 27, 2019
David S. Schulz	(Principal Financial and Accounting Officer)

/s/ SANDRA BEACH LIN	Director	February 27, 2019
Sandra Beach Lin

/s/ MATTHEW J. ESPE	Director	February 27, 2019
Matthew J. Espe

/s/ BOBBY J. GRIFFIN	Director	February 27, 2019
Bobby J. Griffin

/s/ JOHN K. MORGAN	Director	February 27, 2019
John K. Morgan

/s/ STEVEN A. RAYMUND	Director	February 27, 2019
Steven A. Raymund

/s/ JAMES L. SINGLETON	Director	February 27, 2019
James L. Singleton

/s/ EASWARAN SUNDARAM	Director	February 27, 2019
Easwaran Sundaram

/s/ LYNN M. UTTER	Director	February 27, 2019
Lynn M. Utter