Form 10-Q
period 2019-03-31
WESCO INTERNATIONAL INC
filed 2019-05-03
CIK 929008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Not applicable.
(Former name, former address and former fiscal year, if changed since last report)
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Class	Trading Symbol(s)	Name of Exchange on which registered
Common Stock, par value $.01 per share	WCC	New York Stock Exchange
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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 1, 2019, 44,856,784 shares of common stock, $0.01 par value, of the registrant were outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
The interim financial information required by this item is set forth in the unaudited Condensed Consolidated Financial Statements and Notes thereto in this Quarterly Report on Form 10-Q, as follows:

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except share data)
(unaudited)

	As of
Assets	March 31, 2019	December 31, 2018
Current assets:
Cash and cash equivalents	$106,100	$96,343
Trade accounts receivable, net of allowance for doubtful accounts of $26,828 and $24,468 in 2019 and 2018, respectively	1,268,565	1,166,607
Other accounts receivable	75,326	96,984
Inventories	1,001,353	948,726
Prepaid expenses and other current assets	62,406	76,980
Total current assets	2,513,750	2,385,640
Property, buildings and equipment, net of accumulated depreciation of $290,883 and $291,811 in 2019 and 2018, respectively	166,688	160,878
Operating lease assets (Notes 2 and 4)	232,989	—
Intangible assets, net of accumulated amortization of $260,496 and $249,539 in 2019 and 2018, respectively	310,453	316,016
Goodwill	1,740,771	1,722,603
Other assets	19,987	19,899
Total assets	$4,984,638	$4,605,036
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$870,242	$794,348
Accrued payroll and benefit costs	59,934	88,105
Short-term debt	27,313	30,785
Current portion of long-term debt, net of debt discount and debt issuance costs of $488 in 2018	1,159	25,429
Bank overdrafts	22,455	17,818
Other current liabilities (Note 4)	169,619	105,461
Total current liabilities	1,150,722	1,061,946
Long-term debt, net of debt discount and debt issuance costs of $8,508 and $9,243 in 2019 and 2018, respectively	1,214,276	1,167,311
Operating lease liabilities (Notes 2 and 4)	178,606	—
Deferred income taxes	145,501	143,967
Other noncurrent liabilities	99,171	102,086
Total liabilities	$2,788,276	$2,475,310
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $.01 par value; 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 210,000,000 shares authorized, 59,271,892 and 59,157,696 shares issued and 44,854,825 and 45,106,085 shares outstanding in 2019 and 2018, respectively	593	592
Class B nonvoting convertible common stock, $.01 par value; 20,000,000 shares authorized, 4,339,431 issued and no shares outstanding in 2019 and 2018, respectively	43	43
Additional capital	1,015,563	993,666
Retained earnings	2,349,300	2,307,462
Treasury stock, at cost; 18,756,498 and 18,391,042 shares in 2019 and 2018, respectively	(777,216)	(758,018)
Accumulated other comprehensive loss	(385,918)	(408,435)
Total WESCO International, Inc. stockholders' equity	2,202,365	2,135,310
Noncontrolling interests	(6,003)	(5,584)
Total stockholders’ equity	2,196,362	2,129,726
Total liabilities and stockholders’ equity	$4,984,638	$4,605,036
The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands of dollars, except per share data)
(unaudited)

	Three Months Ended
	March 31
	2019	2018
Net sales (Note 3)	$1,961,267	$1,993,915
Cost of goods sold (excluding depreciation and
amortization)	1,578,771	1,613,966
Selling, general and administrative expenses	296,528	290,829
Depreciation and amortization	15,242	15,879
Income from operations	70,726	73,241
Net interest and other	17,120	19,783
Income before income taxes	53,606	53,458
Provision for income taxes	11,656	10,487
Net income	41,950	42,971
Less: Net loss attributable to noncontrolling interests	(419)	(1,450)
Net income attributable to WESCO International, Inc.	$42,369	$44,421
Other comprehensive income (loss):
Foreign currency translation adjustments	22,517	(28,800)
Comprehensive income attributable to WESCO International, Inc.	$64,886	$15,621

Earnings per share attributable to WESCO International, Inc.
Basic	$0.94	$0.94
Diluted	$0.93	$0.93

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(unaudited)

	Three Months Ended
	March 31
	2019	2018
Operating activities:
Net income	$41,950	$42,971
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,242	15,879
Deferred income taxes	893	2,736
Other operating activities, net	5,961	5,085
Changes in assets and liabilities:
Trade accounts receivable, net	(76,696)	(37,509)
Other accounts receivable	22,425	29,986
Inventories	(40,768)	2,992
Prepaid expenses and other assets	15,074	4,817
Accounts payable	68,085	8,077
Accrued payroll and benefit costs	(27,851)	(24,561)
Other current and noncurrent liabilities	4,554	2,520
Net cash provided by operating activities	28,869	52,993

Investing activities:
Acquisition payments	(27,742)	—
Capital expenditures	(10,828)	(7,662)
Other investing activities	53	(8,760)
Net cash used in investing activities	(38,517)	(16,422)

Financing activities:
Proceeds from issuance of short-term debt	23,569	57,919
Repayments of short-term debt	(51,983)	(52,220)
Proceeds from issuance of long-term debt	423,666	493,000
Repayments of long-term debt	(377,825)	(515,000)
Repurchases of common stock	(2,572)	(1,661)
Increase (decrease) in bank overdrafts	4,639	(10,575)
Other financing activities, net	(248)	(290)
Net cash used in financing activities	19,246	(28,827)

Effect of exchange rate changes on cash and cash equivalents	159	(1,800)

Net change in cash and cash equivalents	9,757	5,944
Cash and cash equivalents at the beginning of period	96,343	117,953
Cash and cash equivalents at the end of period	$106,100	$123,897
Supplemental disclosures:
Cash paid for interest	$4,583	$4,607
Cash paid for income taxes	5,018	5,505
The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands of dollars)
(unaudited)

										Accumulated Other
			Class B			Retained				Comprehensive
	Common Stock		Common Stock		Additional	Earnings	Treasury Stock		Noncontrolling	Income
	Amount	Shares	Amount	Shares	Capital	(Deficit)	Amount	Shares	Interests	(Loss)
Balance, December 31, 2018	$592	59,157,696	$43	4,339,431	$993,666	$2,307,462	$(758,018)	(18,391,042)	$(5,584)	$(408,435)
Exercise of stock-based awards	1	156,760			(90)		(54)	(184)
Stock-based compensation expense					4,665
Repurchases of common stock					19,144		(19,144)	(365,272)
Tax withholding related to vesting of restricted stock units and retirement of common stock	—	(42,564)			(1,822)	(531)
Noncontrolling interests									(419)
Net income attributable to WESCO						42,369
Translation adjustments										22,517
Balance, March 31, 2019	$593	59,271,892	$43	4,339,431	$1,015,563	$2,349,300	$(777,216)	(18,756,498)	$(6,003)	$(385,918)

										Accumulated Other
			Class B			Retained				Comprehensive
	Common Stock		Common Stock		Additional	Earnings	Treasury Stock		Noncontrolling	Income
	Amount	Shares	Amount	Shares	Capital	(Deficit)	Amount	Shares	Interests	(Loss)
Balance, December 31, 2017	$591	59,045,762	$43	4,339,431	$999,156	$2,079,697	$(647,158)	(16,375,653)	$(3,596)	$(312,590)
Exercise of stock-based awards	—	88,554			(67)		(455)	(5,521)
Stock-based compensation expense					3,858
Tax withholding related to vesting of restricted stock units and retirement of common stock	—	(16,614)			(1,153)	417
Noncontrolling interests									(1,450)
Net income attributable to WESCO						44,421
Translation adjustments										(28,800)
Balance, March 31, 2018	$591	59,117,702	$43	4,339,431	$1,001,794	$2,124,535	$(647,613)	(16,381,174)	$(5,046)	$(341,390)

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. ORGANIZATION
WESCO International, Inc. ("WESCO International") and its subsidiaries (collectively, “WESCO” or the "Company"), headquartered in Pittsburgh, Pennsylvania, is a full-line distributor of electrical, industrial and communications maintenance, repair and operating ("MRO") and original equipment manufacturer ("OEM") products, construction materials, and advanced supply chain management and logistics services used primarily in the industrial, construction, utility and commercial, institutional and government markets. WESCO serves approximately 70,000 active customers globally through approximately 500 branches primarily located in North America, with operations in 15 additional countries and 10 distribution centers located in the United States and Canada.
2. ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements of WESCO have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). The unaudited condensed consolidated financial information should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in WESCO’s 2018 Annual Report on Form 10-K as filed with the SEC on February 27, 2019. The Condensed Consolidated Balance Sheet at December 31, 2018 was derived from the audited Consolidated Financial Statements as of that date, but does not include all of the disclosures required by accounting principles generally accepted in the United States of America.
The unaudited Condensed Consolidated Balance Sheet as of March 31, 2019, the unaudited Condensed Consolidated Statements of Income and Comprehensive Income, the unaudited Condensed Consolidated Statements of Cash Flows, and the unaudited Condensed Consolidated Statements of Stockholders' Equity for the three months ended March 31, 2019 and 2018, respectively, in the opinion of management, have been prepared on the same basis as the audited Consolidated Financial Statements and include all adjustments necessary for the fair statement of the results of the interim periods presented herein. All adjustments reflected in the unaudited condensed consolidated financial information are of a normal recurring nature unless indicated. The results for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.
Recently Adopted Accounting Pronouncements
Effective January 1, 2019, WESCO adopted Accounting Standards Update (ASU) 2016-02, Leases, and all the related amendments (“Topic 842”), a comprehensive new standard that amended various aspects of existing accounting guidance for leases. The adoption of Topic 842 resulted in the recognition of right-of-use assets and lease liabilities for operating leases of approximately $240 million and $245 million, respectively, in the Consolidated Balance Sheet as of January 1, 2019, most of which relate to real estate. The adoption of Topic 842 did not have a material impact on the Consolidated Statement of Income and Comprehensive Income or Consolidated Statement of Cash Flow for the three months ended March 31, 2019.
The Company used the optional effective date transition method and therefore did not adjust the prior comparative periods presented herein. There was no cumulative-effect adjustment to beginning retained earnings as a result of using this method. In addition, the Company elected the package of practical expedients that allowed the adoption of Topic 842 without reassessing arrangements that commenced prior to the effective date. Additional qualitative and quantitative information about the Company's leases is disclosed in Note 4.
Recently Issued Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduces new guidance for the accounting for credit losses on certain financial instruments. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. Management does not expect the adoption of this accounting standard to have a material impact on its consolidated financial statements and notes thereto.
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
The following tables disaggregate WESCO’s revenue by end market and geography:

	Three Months Ended
	March 31
(In thousands)	2019	2018
Industrial	$736,906	$758,976
Construction	633,288	637,800
Utility	308,269	315,546
Commercial, Institutional and Government	282,804	281,593
Total by end market	$1,961,267	$1,993,915

	Three Months Ended
	March 31
(In thousands)	2019	2018
United States	$1,460,991	$1,482,718
Canada (1)	384,596	398,738
Other International (1)	115,680	112,459
Total by geography	$1,961,267	$1,993,915

(1)	The prior period has been reclassified to conform to the current period presentation.
In accordance with certain contractual arrangements, WESCO receives payment from its customers in advance and recognizes such payment as deferred revenue. Revenue for advance payment is recognized when the performance obligation has been satisfied and control has transferred to the customer, which is generally upon shipment. Deferred revenue is usually recognized within a year or less from the date of the customer’s advance payment. At March 31, 2019 and December 31, 2018, $8.8 million and $11.8 million, respectively, of deferred revenue was recorded as a component of other current liabilities in the Condensed Consolidated Balance Sheets.
WESCO’s revenues are adjusted for variable consideration, which includes customer volume rebates, returns, and discounts. WESCO measures variable consideration by estimating expected outcomes using analysis and inputs based upon anticipated performance, historical data, as well as current and forecasted information. Measurement and recognition of variable consideration is reviewed by management on a monthly basis and revenue is adjusted accordingly. Variable consideration reduced revenue for the three months ended March 31, 2019 and 2018 by approximately $25.5 million and $23.8 million, respectively.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

Shipping and handling costs are recognized in net sales when they are billed to the customer. These costs are recognized as a component of selling, general and administrative expenses when WESCO does not bill the customer. WESCO has elected to recognize shipping and handling costs as a fulfillment cost. Shipping and handling costs recorded as a component of selling, general and administrative expenses totaled $17.0 million and $18.2 million for the three months ended March 31, 2019 and 2018, respectively.
4. LEASES
WESCO leases real estate, automobiles, trucks and other equipment. The determination of whether an arrangement is, or contains, a lease is performed at the inception of the arrangement. Classification and initial measurement of the right-of-use asset and lease liability are determined at the lease commencement date. The Company has elected the short-term lease measurement and recognition exemption; therefore, leases with an initial term of 12 months or less are not recorded on the balance sheet.
The Company's arrangements include certain non-lease components such as common area and other maintenance for leased real estate, as well as mileage, fuel and maintenance costs related to its leased automobiles and trucks. WESCO accounts for these nonlease components separately from the associated lease components. The Company does not guarantee any residual value in its lease agreements, and there are no material restrictions or covenants imposed by lease arrangements. Real estate leases typically include one or more options to extend the lease. The Company regularly evaluates the renewal options, and when they are reasonably certain of exercise, the Company includes the renewal period in its lease term. The Company uses the interest rate implicit in its leases to discount lease payments at the lease commencement date. When the implicit rate is not readily available, the Company uses its incremental borrowing rate.
The Company's finance leases, which are recorded in the Condensed Consolidated Balance Sheet as of March 31, 2019 as a component of property, buildings and equipment, current portion of long-term debt and long-term debt, respectively, are not material to the consolidated financial statements and notes thereto. Accordingly, finance leases have not been disclosed herein.
The following table sets forth supplemental balance sheet information related to operating leases for the period presented:

As of
(In thousands)	March 31, 2019
Operating lease assets	$232,989

Current operating lease liabilities	59,236
Noncurrent operating lease liabilities	178,606
Total operating lease liabilities	$237,842
The following table sets forth the Company's total lease cost, which is recorded as a component of selling, general and administrative expenses, for the period presented:

Three Months Ended
March 31
(In thousands)	2019
Operating lease cost	$18,003
Short-term lease cost	11
Variable lease cost	5,321
Total lease cost	$23,335
Variable lease cost consists of the non-lease components described above, as well as taxes and insurance for WESCO's leased real estate.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The following table sets forth supplemental cash flow information related to operating leases for the period presented:

Three Months Ended
March 31
(In thousands)	2019
Operating cash flows from operating leases	$18,012
Right-of-use assets obtained in exchange for new operating lease liabilities	8,092
For the three months ended March 31, 2019, the weighted-average remaining lease term for operating leases was 5.5 years and the weighted-average discount rate used to measure operating lease assets and liabilities was 4.6%.
The following table sets forth the maturities of the Company's operating lease liabilities and reconciles the respective undiscounted payments to the operating lease liabilities in the Condensed Consolidated Balance Sheet as of March 31, 2019:

(In thousands)
2019	$59,033
2020	61,233
2021	49,587
2022	36,767
2023	27,547
Thereafter	45,701
Total undiscounted operating lease payments	279,868
Less: interest	(42,026)
Total operating lease liabilities	$237,842
The following table sets forth the future minimum rental payments for operating leases accounted for in accordance with Accounting Standards Codification Topic 840, Leases, as of December 31, 2018:

Years ending December 31	(In thousands)
2019	$71,640
2020	59,594
2021	47,264
2022	34,490
2023	24,493
Thereafter	40,302
5. ACQUISITIONS
The following table sets forth the consideration paid for acquisitions:

Three Months Ended
March 31
2019
(In thousands)
Fair value of assets acquired	$34,812
Fair value of liabilities assumed	7,070
Cash paid for acquisitions	$27,742

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

Sylvania Lighting Services Corp.
On March 5, 2019, WESCO Distribution, Inc. ("WESCO Distribution"), through its WESCO Services, LLC subsidiary, acquired certain assets and assumed certain liabilities of Sylvania Lighting Services Corp. ("SLS"). Headquartered in Wilmington, Massachusetts, SLS offers a full spectrum of energy-efficient lighting upgrade, retrofit, and renovation solutions with annual sales of approximately $100 million and approximately 220 employees across the U.S. and Canada. WESCO Distribution funded the purchase price paid at closing with borrowings under its accounts receivable securitization facility. The purchase price was allocated to the respective assets and liabilities based upon their estimated fair values as of the acquisition date, resulting in goodwill of $5.5 million, which is deductible for tax purposes.
6. GOODWILL
The following table sets forth the changes in the carrying value of goodwill:

Three Months Ended
March 31
(In thousands)	2019
Beginning balance January 1	$1,722,603
Foreign currency exchange rate changes	12,642
Additions to goodwill for acquisitions	5,526
Ending balance March 31	$1,740,771
7. STOCK-BASED COMPENSATION
WESCO’s stock-based employee compensation plans are comprised of stock-settled stock appreciation rights, restricted stock units and performance-based awards. Compensation cost for all stock-based awards is measured at fair value on the date of grant and compensation cost is recognized, net of estimated forfeitures, over the service period for awards expected to vest. The fair value of stock-settled stock appreciation rights and performance-based awards with market conditions is determined using the Black-Scholes and Monte Carlo simulation models, respectively. The fair value of restricted stock units and performance-based awards with performance conditions is determined by the grant-date closing price of WESCO’s common stock. The forfeiture assumption is based on WESCO’s historical employee behavior that is reviewed on an annual basis. No dividends are assumed. For stock-settled stock appreciation rights that are exercised and for restricted stock units and performance-based award that vest, shares are issued out of WESCO's outstanding common stock.
Stock-settled stock appreciation rights vest ratably over a three-year period and terminate on the tenth anniversary of the grant date unless terminated sooner under certain conditions. Vesting of restricted stock units is based on a minimum time period of three years. Vesting of performance-based awards is based on a three-year performance period, and the number of shares earned, if any, depends on the attainment of certain performance levels. Outstanding awards would vest upon the consummation of a change in control transaction and performance-based awards would vest at the target level.
Performance-based awards granted in 2019 were based on two equally-weighted performance measures, which include the three-year average growth rate of WESCO's net income and the three-year cumulative return on net assets. Performance-based awards granted in 2018 were based on two equally-weighted performance measures, which include the three-year average growth rate of the Company’s fully diluted earnings per share and the three-year cumulative return on net assets. From 2015 to 2017, the two equally-weighted performance-based award metrics were the three-year average growth rate of WESCO's net income and WESCO's total stockholder return in relation to the total stockholder return of a select group of peer companies over a three-year period.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

During the three months ended March 31, 2019 and 2018, WESCO granted the following stock-settled stock appreciation rights, restricted stock units and performance-based awards at the following weighted-average fair values:

	Three Months Ended
	March 31, 2019	March 31, 2018
Stock-settled stock appreciation rights granted	213,618	491,229
Weighted-average fair value	$16.36	$18.40

Restricted stock units granted	175,544	114,269
Weighted-average fair value	$54.64	$62.81

Performance-based awards granted	126,874	44,144
Weighted-average fair value	$54.64	$62.80
The fair value of stock-settled stock appreciation rights was estimated using the following weighted-average assumptions:

	Three Months Ended
	March 31, 2019	March 31, 2018
Risk free interest rate	2.5%	2.5%
Expected life (in years)	5	5
Expected volatility	29%	28%
The risk-free interest rate is based on the U.S. Treasury Daily Yield Curve as of the grant date. The expected life is based on historical exercise experience and the expected volatility is based on the volatility of the Company's daily stock prices over a five-year period preceding the grant date.
The following table sets forth a summary of stock-settled stock appreciation rights and related information for the three months ended March 31, 2019:

	Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2018	2,351,633	$59.26
Granted	213,618	54.63
Exercised	(51,635)	35.11
Forfeited	(26,236)	70.00
Outstanding at March 31, 2019	2,487,380	59.25	6.3	$9,222
Exercisable at March 31, 2019	1,815,662	$58.38	5.3	$9,217

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The following table sets forth a summary of time-based restricted stock units and related information for the three months ended March 31, 2019:

	Awards	Weighted- Average Fair Value
Unvested at December 31, 2018	327,798	$57.87
Granted	175,544	54.64
Vested	(112,500)	43.58
Forfeited	(1,565)	57.49
Unvested at March 31, 2019	389,277	$60.48
Performance shares are awards for which the vesting will occur based on market or performance conditions. The following table sets forth a summary of performance-based awards for the three months ended March 31, 2019:

	Awards	Weighted- Average Fair Value
Unvested at December 31, 2018	138,896	$59.33
Granted	126,874	54.64
Vested	(25,696)	42.44
Forfeited	(35,486)	50.79
Unvested at March 31, 2019	204,588	$60.11
The unvested performance-based awards in the table above include 17,507 shares in which vesting of the ultimate number of shares is dependent upon WESCO's total stockholder return in relation to the total stockholder return of a select group of peer companies over a three-year period. These awards are accounted for as awards with market conditions; compensation cost is recognized over the service period, regardless of whether the market conditions are achieved and the awards ultimately vest.
Vesting of the remaining 187,081 shares of performance-based awards in the table above is dependent upon the achievement of certain performance targets, including 80,944 that are dependent upon the three-year average growth rate of WESCO's net income, 21,350 that are dependent upon the three-year average growth rate of the Company's fully diluted earnings per share, and 84,787 that are based upon the three-year cumulative return on net assets. These awards are accounted for as awards with performance conditions; compensation cost is recognized over the performance period based upon WESCO's determination of whether it is probable that the performance targets will be achieved.
WESCO recognized $4.7 million and $3.9 million of non-cash stock-based compensation expense, which is included in selling, general and administrative expenses, for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, there was $36.6 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements for all awards previously made, of which approximately $15.4 million is expected to be recognized over the remainder of 2019, $13.5 million in 2020, $7.0 million in 2021 and $0.7 million in 2022.
8. EARNINGS PER SHARE
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The following table sets forth the details of basic and diluted earnings per share:

	Three Months Ended
	March 31
(In thousands, except per share data)	2019	2018
Net income attributable to WESCO International	$42,369	$44,421
Weighted-average common shares outstanding used in computing basic earnings per share	45,076	47,038
Common shares issuable upon exercise of dilutive equity awards	415	570
Weighted-average common shares outstanding and common share equivalents used in computing diluted earnings per share	45,491	47,608
Earnings per share attributable to WESCO International
Basic	$0.94	$0.94
Diluted	$0.93	$0.93
For the three months ended March 31, 2019 and 2018, the computation of diluted earnings per share attributable to WESCO International excluded stock-based awards of approximately 1.8 million and 1.5 million, respectively. These amounts were excluded because their effect would have been antidilutive.
In December 2017, the Company's Board of Directors authorized the repurchase of up to $300 million of the Company's common stock through December 31, 2020. In October 2018, the Board approved an increase to this repurchase authorization from $300 million to $400 million. On November 6, 2018, the Company entered into an accelerated stock repurchase agreement (the "ASR Transaction") with a financial institution to repurchase additional shares of its common stock. In exchange for an up-front cash payment of $100.0 million, the Company received a total of 1,953,167 shares, 365,272 of which were received during the three months ended March 31, 2019. WESCO funded the repurchase with borrowings under its accounts receivable securitization and revolving credit facilities.
The total number of shares ultimately delivered under the ASR Transaction was determined by the average of the volume-weighted average price of the Company's common stock for each exchange business day during the settlement valuation period. For purposes of computing earnings per share for the three months ended March 31, 2019, shares received under the ASR Transaction were reflected as a reduction to common shares outstanding on the respective delivery dates.
9. EMPLOYEE BENEFIT PLANS
A majority of WESCO’s employees are covered by defined contribution retirement savings plans for their services rendered subsequent to WESCO’s formation. WESCO also offers a deferred compensation plan for select individuals. For U.S. participants, WESCO matches contributions made by employees at an amount equal to 50% of participants' total monthly contributions up to a maximum of 6% of eligible compensation. For Canadian participants, WESCO makes contributions in amounts ranging from 3% to 5% of participants' eligible compensation based on years of continuous service. WESCO may also make, subject to the Board of Directors' approval, a discretionary contribution to the defined contribution retirement savings plan covering U.S. participants if certain predetermined profit levels are attained. For the three months ended March 31, 2019 and 2018, WESCO incurred charges of $12.6 million and $10.7 million, respectively, for all such plans. Contributions are made in cash to employee retirement savings plan accounts. The deferred compensation plan is an unfunded plan. As of March 31, 2019 and December 31, 2018, the Company's obligation under the deferred compensation plan was $23.1 million and $21.9 million, respectively. Employees have the option to transfer balances allocated to their accounts in the defined contribution retirement savings plan and the deferred compensation plan into any of the available investment options.
The Company sponsors a contributory defined benefit plan covering substantially all Canadian employees of EECOL and a Supplemental Executive Retirement Plan (the "SERP") for certain executives of EECOL. During the three months ended March 31, 2019, the Company contributed $0.1 million to the SERP.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The following table sets forth the components of net periodic benefit costs for the defined benefit plans:

	Three Months Ended
	March 31
(In thousands)	2019	2018
Service cost	$1,149	$1,347
Interest cost	1,089	1,066
Expected return on plan assets	(1,422)	(1,540)
Recognized actuarial gain	(16)	(12)
Net periodic benefit cost	$800	$861
The service cost of $1.1 million and $1.3 million for the three months ended March 31, 2019 and 2018 was reported as a component of selling, general and administrative expenses. The other components of net periodic benefit cost totaling a net benefit of $0.3 million and $0.5 million for the three months ended March 31, 2019 and 2018 were presented as a component of net interest and other.
10. FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, bank overdrafts, and outstanding indebtedness. The Company uses a market approach to determine the fair value of its debt instruments, utilizing quoted prices in active markets, interest rates and other relevant information generated by market transactions involving similar instruments. Therefore, the inputs used to measure the fair value of the Company's debt instruments are classified as Level 2 within the fair value hierarchy. The reported carrying amounts of WESCO's financial instruments approximated their fair values as of March 31, 2019 and December 31, 2018.
11. COMMITMENTS AND CONTINGENCIES
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
In an effort to expand the Company's footprint in the Middle East, WESCO has been doing business since 2009 with WESTEC Supplies General Trading (“WESTEC”), an industrial equipment supplier headquartered in the United Arab Emirates. WESTEC has a line of credit with a maximum borrowing capacity of approximately $6.8 million to support its working capital requirements and joint sales efforts with WESCO. Due to the nature of WESCO’s arrangement with WESTEC, WESCO has provided a standby letter of credit under its revolving credit facility of up to $7.3 million as security for WESTEC’s line of credit. As of March 31, 2019, WESTEC had an outstanding loan balance of $6.5 million. Management currently believes the estimated fair value of the noncontingent guarantee on the line of credit is nominal and therefore a liability has not been recorded as of March 31, 2019.
12. INCOME TAXES
The effective tax rate for the three months ended March 31, 2019 and 2018 was 21.7% and 19.6%, respectively. WESCO’s effective tax rate is typically impacted by the tax effect of intercompany financing, foreign tax rate differences, nondeductible expenses and state income taxes. The higher effective tax rate for the three months ended March 31, 2019 was primarily due to the full application of the international provisions of U.S. tax reform. There have been no material adjustments to liabilities for uncertain tax positions since the last annual disclosure for the year ended December 31, 2018.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

13. CONDENSED CONSOLIDATING FINANCIAL INFORMATION
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

	Condensed Consolidating Balance Sheet
	March 31, 2019

(In thousands)	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Cash and cash equivalents	$—	$38,774	$67,326	$—	$106,100
Trade accounts receivable, net	—	—	1,268,565	—	1,268,565
Inventories	—	453,738	547,615	—	1,001,353
Prepaid expenses and other current assets	1,127	22,341	118,406	(4,142)	137,732
Total current assets	1,127	514,853	2,001,912	(4,142)	2,513,750
Intercompany receivables, net	—	—	2,400,124	(2,400,124)	—
Property, buildings and equipment, net	—	68,829	97,859	—	166,688
Operating lease assets	—	139,397	93,592	—	232,989
Intangible assets, net	—	1,974	308,479	—	310,453
Goodwill	—	257,623	1,483,148	—	1,740,771
Investments in affiliates	3,252,590	5,202,712	—	(8,455,302)	—
Other assets	—	2,717	17,270	—	19,987
Total assets	$3,253,717	$6,188,105	$6,402,384	$(10,859,568)	$4,984,638

Accounts payable	$—	$426,015	$444,227	$—	$870,242
Short-term debt	—	—	27,313	—	27,313
Other current liabilities	—	82,527	174,782	(4,142)	253,167
Total current liabilities	—	508,542	646,322	(4,142)	1,150,722
Intercompany payables, net	1,051,352	1,348,772	—	(2,400,124)	—
Long-term debt, net	—	841,554	372,722	—	1,214,276
Operating lease liabilities	—	110,998	67,608	—	178,606
Other noncurrent liabilities	—	125,649	119,023	—	244,672
Total WESCO International stockholders' equity	2,202,365	3,252,590	5,202,712	(8,455,302)	2,202,365
Noncontrolling interests	—	—	(6,003)	—	(6,003)
Total liabilities and stockholders’ equity	$3,253,717	$6,188,105	$6,402,384	$(10,859,568)	$4,984,638

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

	Condensed Consolidating Balance Sheet
	December 31, 2018

(In thousands)	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Cash and cash equivalents	$—	$35,931	$60,412	$—	$96,343
Trade accounts receivable, net	—	—	1,166,607	—	1,166,607
Inventories	—	440,422	508,304	—	948,726
Prepaid expenses and other current assets	1,123	57,586	124,523	(9,268)	173,964
Total current assets	1,123	533,939	1,859,846	(9,268)	2,385,640
Intercompany receivables, net	—	—	2,403,704	(2,403,704)	—
Property, buildings and equipment, net	—	63,506	97,372	—	160,878
Intangible assets, net	—	2,131	313,885	—	316,016
Goodwill	—	257,623	1,464,980	—	1,722,603
Investments in affiliates	3,182,469	5,137,783	—	(8,320,252)	—
Other assets	—	2,905	16,994	—	19,899
Total assets	$3,183,592	$5,997,887	$6,156,781	$(10,733,224)	$4,605,036

Accounts payable	$—	$404,373	$389,975	$—	$794,348
Short-term debt	—	—	30,785	—	30,785
Other current liabilities	—	86,600	159,481	(9,268)	236,813
Total current liabilities	—	490,973	580,241	(9,268)	1,061,946
Intercompany payables, net	1,048,282	1,355,422	—	(2,403,704)	—
Long-term debt, net	—	842,093	325,218	—	1,167,311
Other noncurrent liabilities	—	126,930	119,123	—	246,053
Total WESCO International stockholders' equity	2,135,310	3,182,469	5,137,783	(8,320,252)	2,135,310
Noncontrolling interests	—	—	(5,584)	—	(5,584)
Total liabilities and stockholders’ equity	$3,183,592	$5,997,887	$6,156,781	$(10,733,224)	$4,605,036

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

	Condensed Consolidating Statement of Income and Comprehensive Income
	Three Months Ended
	March 31, 2019

(In thousands)	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net sales	$—	$857,982	$1,142,394	$(39,109)	$1,961,267
Cost of goods sold (excluding depreciation and
amortization)	—	689,556	928,324	(39,109)	1,578,771
Selling, general and administrative expenses	—	152,429	144,099	—	296,528
Depreciation and amortization	—	4,555	10,687	—	15,242
Results of affiliates’ operations	41,950	42,413	—	(84,363)	—
Net interest and other	—	12,034	5,086	—	17,120
Income tax expense	—	(129)	11,785	—	11,656
Net income	41,950	41,950	42,413	(84,363)	41,950
Net loss attributable to noncontrolling interests	—	—	(419)	—	(419)
Net income attributable to WESCO International	$41,950	$41,950	$42,832	$(84,363)	$42,369
Other comprehensive loss:
Foreign currency translation adjustments	22,517	22,517	22,517	(45,034)	22,517
Comprehensive income attributable to WESCO International	$64,467	$64,467	$65,349	$(129,397)	$64,886

	Condensed Consolidating Statement of Income and Comprehensive Income
	Three Months Ended
	March 31, 2018

(In thousands)	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net sales	$—	$882,399	$1,150,110	$(38,594)	$1,993,915
Cost of goods sold (excluding depreciation and
amortization)	—	716,258	936,302	(38,594)	1,613,966
Selling, general and administrative expenses	—	150,482	140,347	—	290,829
Depreciation and amortization	—	4,616	11,263	—	15,879
Results of affiliates’ operations	42,971	45,200	—	(88,171)	—
Net interest and other	—	13,816	5,967	—	19,783
Income tax (benefit) expense	—	(544)	11,031	—	10,487
Net income	42,971	42,971	45,200	(88,171)	42,971
Net loss attributable to noncontrolling interests	—	—	(1,450)	—	(1,450)
Net income attributable to WESCO International	$42,971	$42,971	$46,650	$(88,171)	$44,421
Other comprehensive loss:
Foreign currency translation adjustments	(28,800)	(28,800)	(28,800)	57,600	(28,800)
Comprehensive income attributable to WESCO International	$14,171	$14,171	$17,850	$(30,571)	$15,621

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

	Condensed Consolidating Statement of Cash Flows
	Three Months Ended
	March 31, 2019

(In thousands)	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net cash (used in) provided by operating activities	$5,157	$27,122	$(3,410)	$—	$28,869
Investing activities:
Acquisition payments	—	(27,742)	—	—	(27,742)
Capital expenditures	—	(2,513)	(8,315)	—	(10,828)
Dividends received from subsidiaries	—	22,095	—	(22,095)	—
Other	—	(19,510)	53	19,510	53
Net cash used in investing activities	—	(27,670)	(8,262)	(2,585)	(38,517)
Financing activities:
Borrowings	—	139,134	330,196	(22,095)	447,235
Repayments	(2,585)	(140,134)	(289,674)	2,585	(429,808)
Repurchases of common stock	(2,572)	—	—	—	(2,572)
Dividends paid by subsidiaries	—	—	(22,095)	22,095	—
Increase in bank overdrafts	—	4,639	—	—	4,639
Other	—	(248)	—	—	(248)
Net cash provided by (used in) financing activities	(5,157)	3,391	18,427	2,585	19,246
Effect of exchange rate changes on cash and cash equivalents	—	—	159	—	159
Net change in cash and cash equivalents	—	2,843	6,914	—	9,757
Cash and cash equivalents at the beginning of period	—	35,931	60,412	—	96,343
Cash and cash equivalents at the end of period	$—	$38,774	$67,326	$—	$106,100

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

	Condensed Consolidating Statement of Cash Flows
	Three Months Ended
	March 31, 2018

(In thousands)	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net cash provided by (used in) operating activities	$5,497	$57,694	$(10,198)	$—	$52,993
Investing activities:
Capital expenditures	—	(2,954)	(4,708)	—	(7,662)
Dividends received from subsidiaries	—	22,744	—	(22,744)	—
Other	—	(18,908)	(8,760)	18,908	(8,760)
Net cash provided by (used in) investing activities	—	882	(13,468)	(3,836)	(16,422)
Financing activities:
Borrowings	—	58,000	515,663	(22,744)	550,919
Repayments	(3,836)	(90,000)	(477,220)	3,836	(567,220)
Repurchases of common stock	(1,661)	—	—	—	(1,661)
Dividends paid by subsidiaries	—	—	(22,744)	22,744	—
Decrease in bank overdrafts	—	(10,575)	—	—	(10,575)
Other	—	(290)	—	—	(290)
Net cash (used in) provided by financing activities	(5,497)	(42,865)	15,699	3,836	(28,827)
Effect of exchange rate changes on cash and cash equivalents	—	—	(1,800)	—	(1,800)
Net change in cash and cash equivalents	—	15,711	(9,767)	—	5,944
Cash and cash equivalents at the beginning of period	—	50,602	67,351	—	117,953
Cash and cash equivalents at the end of period	$—	$66,313	$57,584	$—	$123,897
14. SUBSEQUENT EVENTS
The Company evaluated subsequent events and concluded that no subsequent events have occurred that would require recognition in the unaudited Condensed Consolidated Financial Statements or disclosure in the Notes thereto.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with the information in the unaudited condensed consolidated financial statements and notes thereto included herein and WESCO International, Inc.’s audited Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in its 2018 Annual Report on Form 10-K. The matters discussed herein may contain forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from expectations. Certain of these risks are set forth in WESCO International, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as well as WESCO International, Inc.’s other reports filed with the Securities and Exchange Commission.
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
We serve approximately 70,000 active customers globally through approximately 500 branches primarily located in North America, with operations in 15 additional countries and 10 distribution centers located in the United States and Canada. We employ approximately 9,300 employees worldwide. We distribute over 1,000,000 products, grouped into six categories, from approximately 30,000 suppliers, utilizing a highly automated, proprietary electronic procurement and inventory replenishment system.
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
Our financial results for the first three months of 2019 reflect gross margin expansion, as well as the impact of foreign exchange headwinds, adverse weather, and one less work day. Net sales decreased $32.6 million, or 1.6%, over the same period last year. Cost of goods sold as a percentage of net sales was 80.5% and 80.9% for the first three months of 2019 and 2018, respectively. Selling, general and administrative ("SG&A") expenses as a percentage of net sales were 15.1% and 14.6% for the first three months of 2019 and 2018, respectively. Operating profit was $70.7 million for the current three month period, compared to $73.2 million for the first three months of 2018. Operating profit decreased primarily due to higher SG&A expenses. Net income attributable to WESCO International for the three months ended March 31, 2019 and 2018 was $42.4 million and $44.4 million, respectively.
Cash Flow
We generated $28.9 million of operating cash flow for the first three months of 2019. Investing activities included payments of $27.7 million to acquire Sylvania Lighting Solutions ("SLS") and $10.8 million of capital expenditures. Financing activities were comprised of borrowings and repayments of $253.7 million and $272.8 million, respectively, related to our revolving credit facility (the "Revolving Credit Facility"), borrowings and repayments of $170.0 million and $105.0 million, respectively, related to our accounts receivable securitization facility (the “Receivables Facility”) and repayments of $24.8 million to pay off our term loan facility (the "Term Loan Facility"). Financing activities for the first three months of 2019 also included borrowings and repayments on our various international lines of credit of approximately $23.6 million and $27.2 million, respectively. Free cash flow for the first three months of 2019 and 2018 was $18.1 million and $45.3 million, respectively.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

The following table sets forth the components of free cash flow for the periods presented:

	Three Months Ended
(In millions)	March 31, 2019	March 31, 2018
Cash flow provided by operations	$28.9	$53.0
Less: Capital expenditures	(10.8)	(7.7)
Free cash flow	$18.1	$45.3
Note: Free cash flow is a non-GAAP financial measure of liquidity. Capital expenditures are deducted from operating cash flow to determine free cash flow. Free cash flow is available to fund investing and financing activities.
Financing Availability
As of March 31, 2019, we had $533.7 million in total available borrowing capacity under our Revolving Credit Facility, which was comprised of $399.3 million of availability under the U.S. sub-facility and $134.4 million of availability under the Canadian sub-facility. Available borrowing capacity under our Receivables Facility was $210.0 million. The Revolving Credit Facility and the Receivables Facility both mature in September 2020.
Critical Accounting Policies and Estimates
Effective January 1, 2019, we adopted Accounting Standards Update (ASU) 2016-02, Leases, and all the related amendments. See Note 2 of our Notes to the unaudited Condensed Consolidated Financial Statements for information regarding our critical accounting policies.
Results of Operations
First Quarter of 2019 versus First Quarter of 2018
The following table sets forth the percentage relationship to net sales of certain items in our Condensed Consolidated Statements of Income and Comprehensive Income for the periods presented:

	Three Months Ended
	March 31
	2019	2018
Net sales	100.0%	100.0%
Cost of goods sold (excluding depreciation and amortization)	80.5	80.9
Selling, general and administrative expenses	15.1	14.6
Depreciation and amortization	0.8	0.8
Income from operations	3.6	3.7
Net interest and other	0.8	1.0
Income before income taxes	2.8	2.7
Provision for income taxes	0.6	0.5
Net income attributable to WESCO International	2.2%	2.2%
Net sales were $2.0 billion for the first quarter of 2019 and 2018. Organic sales for the first quarter of 2019 grew by 1.0% as number of workdays and foreign exchange rates negatively impacted net sales by 1.6% and 1.3%, respectively, while acquisitions positively impacted net sales by 0.3%.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

The following table sets forth organic sales growth for the period presented:

Three Months Ended
March 31, 2019
Change in net sales	(1.6)%
Impact from acquisitions	0.3%
Impact from foreign exchange rates	(1.3)%
Impact from number of workdays	(1.6)%
Organic sales growth	1.0%
Note: Organic sales growth is a non-GAAP financial measure of sales performance. Organic sales growth is calculated by deducting the percentage impact from acquisitions in the first year of ownership, foreign exchange rates and number of workdays from the overall percentage change in consolidated net sales.
Cost of goods sold for the first quarter of 2019 and 2018 was $1.6 billion. As a percentage of net sales, cost of goods sold was 80.5% and 80.9%, respectively. The decrease in cost of goods sold as a percentage of net sales was primarily due the execution of margin initiatives in all end markets and geographies.
SG&A expenses for the first quarter of 2019 totaled $296.6 million versus $290.8 million for the first quarter of 2018. As a percentage of net sales, SG&A expenses were 15.1% and 14.6%, respectively. The increase in SG&A expenses was primarily due to costs associated with the acquisition of SLS, as well as higher payroll expenses.
SG&A payroll expenses for the first quarter of 2019 of $206.6 million increased by $4.8 million compared to the same period in 2018 primarily due to wage inflation and the impact of the SLS acquisition.
Depreciation and amortization for the first quarter of 2019 and 2018 was $15.2 million and $15.9 million, respectively.
Net interest and other totaled $17.1 million for the first quarter of 2019 compared to $19.8 million for the first quarter of 2018.
Income tax expense totaled $11.7 million for the first quarter of 2019 compared to $10.5 million in last year's comparable period, and the effective tax rate was 21.7% and 19.6%, respectively. The higher effective tax rate in the current quarter is primarily due to the full application of the international provisions of U.S. tax reform.
Net income for the first quarter of 2019 was $42.0 million, compared to net income of $42.9 million for the first quarter of 2018.
Net loss of $0.4 million and $1.5 million was attributable to noncontrolling interests for the first quarter of 2019 and 2018, respectively.
Net income and diluted earnings per share attributable to WESCO International were $42.4 million and $0.93 per share, respectively, for the first quarter of 2019, compared with net income and diluted earnings per share of $44.4 million and $0.93 per share, respectively, for the first quarter of 2018.
Liquidity and Capital Resources
Total assets were $5.0 billion and $4.6 billion at March 31, 2019 and December 31, 2018, respectively. Total liabilities were $2.8 billion and $2.5 billion at March 31, 2019 and December 31, 2018, respectively. Total stockholders' equity was $2.2 billion at March 31, 2019 and $2.1 billion at December 31, 2018.
Our liquidity needs generally arise from fluctuations in our working capital requirements, capital expenditures, acquisitions and debt service obligations. As of March 31, 2019, we had $533.7 million in available borrowing capacity under our Revolving Credit Facility and $210.0 million in available borrowing capacity under our Receivables Facility, which combined with available cash of $37.2 million, provided liquidity of $780.9 million. Cash included in our determination of liquidity represents cash in deposit and interest bearing investment accounts. We believe cash provided by operations and financing activities will be adequate to cover our current operational and business needs. In addition, we regularly review our mix of fixed versus variable rate debt, and we may, from time to time, issue or retire borrowings and/or refinance existing debt in an effort to mitigate the impact of interest rate and foreign exchange rate fluctuations, and to maintain a cost-effective capital structure consistent with our anticipated capital requirements. At March 31, 2019, approximately 68% of our debt portfolio was comprised of fixed rate debt.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions. We also communicate on a regular basis with our lenders regarding our financial and working capital performance, liquidity position and financial leverage. Our financial leverage ratio was 3.0 as of March 31, 2019 and December 31, 2018. In addition, we are in compliance with all covenants and restrictions contained in our debt agreements as of March 31, 2019.
The following table sets forth our financial leverage ratio as of March 31, 2019 and December 31, 2018:

	Twelve months ended
(In millions of dollars, except ratio)	March 31, 2019	December 31, 2018
Income from operations	$349.9	$352.5
Depreciation and amortization	62.4	63.0
EBITDA	$412.3	$415.5

	March 31, 2019	December 31, 2018
Short-term borrowings and current debt	$28.5	$56.2
Long-term debt	1,214.3	1,167.3
Debt discount and debt issuance costs (1)	8.5	9.6
Total debt	1,251.3	1,233.1
Less: cash and cash equivalents	106.1	96.3
Total debt, net of cash	$1,145.2	$1,136.8

Financial leverage ratio	3.0	3.0
Financial leverage ratio, net of cash	2.8	2.7

(1)	Long-term debt is presented in the condensed consolidated balance sheets net of debt discount and debt issuance costs.
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
At March 31, 2019, we had cash and cash equivalents totaling $106.1 million, of which $72.6 million was held by foreign subsidiaries. As a result of the Tax Cuts and Jobs Act of 2017 (the "TCJA"), we reevaluated our intent and ability to repatriate foreign earnings based upon the liquidity of our domestic operations and the cash flow needs of our foreign subsidiaries. Consequently, during the year ended December 31, 2018, we repatriated a portion of the previously taxed earnings attributable to our Canadian operations. We continue to assert that the remaining undistributed earnings of our foreign subsidiaries, the majority of which were subject to the one-time tax imposed by the TCJA, are indefinitely reinvested. We believe that we are able to maintain a sufficient level of liquidity for our domestic operations and commitments without repatriating cash held by these foreign subsidiaries. Upon any future repatriation, additional income taxes may be incurred; however, it is not practicable to determine the amount at this time.
We did not note any triggering events or substantive changes during the first three months of 2019 that would require an interim evaluation of impairment of goodwill or indefinite-lived intangible assets. We will perform our annual impairment testing of goodwill and indefinite-lived intangible assets during the fourth quarter.
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Cash Flow
Operating Activities. Net cash provided by operating activities for the first three months of 2019 totaled $28.9 million, compared with $53.0 million of cash generated for the first three months of 2018. Net cash provided by operating activities included net income of $42.0 million and adjustments to net income totaling $22.1 million. Other sources of cash in the first three months of 2019 included an increase in accounts payable of $68.1 million, a decrease in other accounts receivable of $22.4 million due primarily to the collection of supplier volume rebates earned in 2018, a decrease in prepaid expenses and other assets of $15.1 million, and an increase in other current and noncurrent liabilities of $4.6 million. Primary uses of cash in the first three months of 2019 included: an increase in trade accounts receivable of $76.7 million resulting from higher sales in the latter part of the quarter; an increase in inventories of $40.8 million primarily to support growth in our business; and, a decrease in accrued payroll and benefit costs of $27.9 million resulting from the payment of management incentive compensation earned in 2018.
Net cash provided by operating activities for the first three months of 2018 totaled $53.0 million, which included net income of $42.9 million and adjustments to net income totaling $23.7 million. Other sources of cash in 2018 included a decrease in other accounts receivable of $30.0 million due primarily to the collection of supplier volume rebates earned in 2017, an increase in accounts payable of $8.1 million, a decrease in prepaid expenses and other assets of $4.8 million, a decrease in inventories of $3.0 million, and an increase in other current and noncurrent liabilities of $2.6 million. Primary uses of cash in 2018 included: an increase in trade accounts receivable of $37.5 million resulting from higher sales in the latter part of the quarter; and, a decrease in accrued payroll and benefit costs of $24.6 million resulting from the payment of management incentive compensation earned in 2017.
Investing Activities. Net cash used in investing activities for the first three months of 2019 was $38.5 million, compared with $16.4 million used during the first three months of 2018. Included in the first three months of 2019 were acquisition payments of $27.7 million. Capital expenditures were $10.8 million for the three month period ended March 31, 2019, compared to $7.7 million for the three month period ended March 31, 2018. The first three months of 2018 also included other payments of $8.8 million for the purchase of a foreign financial instrument.
Financing Activities. Net cash used in financing activities for the first three months of 2019 was $19.2 million, compared to $28.8 million used in the first three months of 2018. During the first three months of 2019, financing activities consisted of borrowings and repayments of $253.7 million and $272.8 million, respectively, related to our Revolving Credit Facility, borrowings and repayments of $170.0 million and $105.0 million, respectively, related to our Receivables Facility and repayments of $24.8 million to pay off our Term Loan Facility. Financing activities for the first three months of 2019 also included borrowings and repayments on our various international lines of credit of approximately $23.6 million and $27.2 million, respectively.
During the first three months of 2018, financing activities consisted of borrowings and repayments of $308.0 million and $320.0 million, respectively, related to our Revolving Credit Facility, borrowings and repayments of $185.0 million and $175.0 million, respectively, related to our Receivables Facility, and repayments of $20.0 million applied to our Term Loan Facility. Financing activities for the first three months of 2018 also included borrowings and repayments on our various international lines of credit of approximately $57.9 million and $52.2 million, respectively.
Contractual Cash Obligations and Other Commercial Commitments
There were no material changes in our contractual obligations and other commercial commitments that would require an update to the disclosure provided in our 2018 Annual Report on Form 10-K. Management believes that cash generated from operations, together with amounts available under our Revolving Credit Facility and the Receivables Facility, will be sufficient to meet our working capital, capital expenditures and other cash requirements for the foreseeable future. However, there can be no assurances that this will continue to be the case.
Inflation
The rate of inflation, as measured by changes in the producer price index, affects different commodities, the cost of products purchased and ultimately the pricing of our different products and product classes to our customers. For the three months ended March 31, 2019, pricing related to inflation impacted our sales by approximately 2%.
Seasonality
Our operating results are not significantly affected by seasonal factors. Sales during the first quarter are usually affected by a reduced level of activity. Sales during the second, third and fourth quarters are generally 6 to 8% higher than the first quarter. Sales typically increase beginning in March, with slight fluctuations per month through October. During periods of economic expansion or contraction, our sales by quarter have varied significantly from this pattern.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Impact of Recently Issued Accounting Standards
See Note 2 of our Notes to Condensed Consolidated Financial Statements for information regarding the effect of new accounting pronouncements.
Forward-Looking Statements
From time to time in this report and in other written reports and oral statements, references are made to expectations regarding our future performance. When used in this context, the words “anticipates,” “plans,” “believes,” “estimates,” “intends,” “expects,” “projects,” “will” and similar expressions may identify forward-looking statements, although not all forward-looking statements contain such words. Such statements including, but not limited to, our statements regarding business strategy, growth strategy, competitive strengths, productivity and profitability enhancement, competition, new product and service introductions and liquidity and capital resources are based on management’s beliefs, as well as on assumptions made by and information currently available to management, and involve various risks and uncertainties, some of which are beyond our control. Our actual results could differ materially from those expressed in any forward-looking statement made by us or on our behalf. In light of these risks and uncertainties, there can be no assurance that the forward-looking information will in fact prove to be accurate. Certain of these risks are set forth in the WESCO International’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as well as WESCO International’s other reports filed with the Securities and Exchange Commission. We have undertaken no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Item 3.    Quantitative and Qualitative Disclosures about Market Risks.
There have not been any material changes to our exposures to market risk during the quarterly period ended March 31, 2019 that would require an update to the relevant disclosures provided in our 2018 Annual Report on Form 10-K.
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
Effective January 1, 2019, we adopted ASU 2016-02, Leases, and all the related amendments. In connection with the adoption of this new lease standard, we modified certain processes and implemented internal controls related to leases. Except for the effect of adopting the new lease standard, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
There have been no material changes to the risk factors previously disclosed in Item 1A. to Part 1 of WESCO’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth all issuer purchases of common stock during the three months ended March 31, 2019, including those made pursuant to publicly announced plans or programs:

Period	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (2) (3)
				(In Millions)
January 1 – January 31, 2019	2,821	$50.39	—	$275.0
February 1 – February 28, 2019	31,893	$55.67	—	$275.0
March 1 – March 31, 2019	377,304	$52.47	365,272	$275.0
Total	412,018	$52.71	365,272

(1)
There were 46,746 shares purchased in the period that were not part of the publicly announced share repurchase program. These shares were surrendered by stock-based compensation plan participants to satisfy tax withholding obligations arising from the exercise of stock-settled stock appreciation rights and vesting of restricted stock units.

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

WESCO International, Inc.
(Registrant)

May 3, 2019	By:	/s/ David S. Schulz
(Date)		David S. Schulz
Senior Vice President and Chief Financial Officer