Form 10-Q
period 2019-06-30
WESCO INTERNATIONAL INC
filed 2019-08-02
CIK 929008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to

Commission File Number: 001-14989
WESCO International, Inc.
(Exact name of registrant as specified in its charter)

Delaware		25-1723342
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

225 West Station Square Drive Suite 700		15219
Pittsburgh,	Pennsylvania	(Zip Code)
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 1, 2019, 42,478,200 shares of common stock, $0.01 par value, of the registrant were outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
The interim financial information required by this item is set forth in the unaudited Condensed Consolidated Financial Statements and Notes thereto in this Quarterly Report on Form 10-Q, as follows:

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except share data)
(unaudited)

	As of
Assets	June 30, 2019	December 31, 2018
Current assets:
Cash and cash equivalents	$87,218	$96,343
Trade accounts receivable, net of allowance for doubtful accounts of $25,821 and $24,468 in 2019 and 2018, respectively	1,355,541	1,166,607
Other accounts receivable	65,694	96,984
Inventories	1,004,127	948,726
Prepaid expenses and other current assets	72,284	76,980
Total current assets	2,584,864	2,385,640
Property, buildings and equipment, net of accumulated depreciation of $293,076 and $291,811 in 2019 and 2018, respectively	172,359	160,878
Operating lease assets (Notes 2 and 4)	233,403	—
Intangible assets, net of accumulated amortization of $271,598 and $249,539 in 2019 and 2018, respectively	304,392	316,016
Goodwill	1,752,800	1,722,603
Other assets	20,118	19,899
Total assets	$5,067,936	$4,605,036
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$868,605	$794,348
Accrued payroll and benefit costs	43,409	88,105
Short-term debt	27,217	30,785
Current portion of long-term debt, net of debt discount and debt issuance costs of $488 in 2018	396	25,429
Bank overdrafts	32,493	17,818
Other current liabilities (Note 4)	152,712	105,461
Total current liabilities	1,124,832	1,061,946
Long-term debt, net of debt discount and debt issuance costs of $7,773 and $9,243 in 2019 and 2018, respectively	1,399,486	1,167,311
Operating lease liabilities (Notes 2 and 4)	177,907	—
Deferred income taxes	147,306	143,967
Other noncurrent liabilities	83,582	102,086
Total liabilities	$2,933,113	$2,475,310
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $.01 par value; 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 210,000,000 shares authorized, 59,292,704 and 59,157,696 shares issued and 42,477,792 and 45,106,085 shares outstanding in 2019 and 2018, respectively	593	592
Class B nonvoting convertible common stock, $.01 par value; 20,000,000 shares authorized, 4,339,431 issued and no shares outstanding in 2019 and 2018, respectively	43	43
Additional capital	998,218	993,666
Retained earnings	2,412,768	2,307,462
Treasury stock, at cost; 21,154,343 and 18,391,042 shares in 2019 and 2018, respectively	(904,873)	(758,018)
Accumulated other comprehensive loss	(365,674)	(408,435)
Total WESCO International, Inc. stockholders' equity	2,141,075	2,135,310
Noncontrolling interests	(6,252)	(5,584)
Total stockholders’ equity	2,134,823	2,129,726
Total liabilities and stockholders’ equity	$5,067,936	$4,605,036
The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands of dollars, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2019	2018	2019	2018
Net sales (Note 3)	$2,150,088	$2,103,994	$4,111,355	$4,097,909
Cost of goods sold (excluding depreciation and
amortization)	1,741,114	1,704,100	3,319,886	3,318,066
Selling, general and administrative expenses	295,842	292,888	592,370	583,717
Depreciation and amortization	15,182	15,823	30,424	31,703
Income from operations	97,950	91,183	168,675	164,423
Net interest and other	17,307	17,741	34,427	37,524
Income before income taxes	80,643	73,442	134,248	126,899
Provision for income taxes	17,428	15,769	29,084	26,255
Net income	63,215	57,673	105,164	100,644
Less: Net loss attributable to noncontrolling interests	(249)	(267)	(668)	(1,717)
Net income attributable to WESCO International, Inc.	$63,464	$57,940	$105,832	$102,361
Other comprehensive income (loss):
Foreign currency translation adjustments	20,244	(28,715)	42,763	(57,515)
Comprehensive income attributable to WESCO International, Inc.	$83,708	$29,225	$148,595	$44,846

Earnings per share attributable to WESCO International, Inc.
Basic	$1.46	$1.23	$2.39	$2.18
Diluted	$1.45	$1.22	$2.37	$2.15

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(unaudited)

	Six Months Ended
	June 30
	2019	2018
Operating activities:
Net income	$105,164	$100,644
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,424	31,703
Deferred income taxes	1,983	6,100
Other operating activities, net	11,961	11,027
Changes in assets and liabilities:
Trade accounts receivable, net	(157,387)	(102,567)
Other accounts receivable	32,150	38,430
Inventories	(39,655)	11,407
Prepaid expenses and other assets	(7,710)	(12,866)
Accounts payable	62,484	26,073
Accrued payroll and benefit costs	(43,739)	(16,588)
Other current and noncurrent liabilities	(4,450)	(6,542)
Net cash (used in) provided by operating activities	(8,775)	86,821

Investing activities:
Capital expenditures	(21,402)	(16,384)
Acquisition payments	(27,742)	—
Other investing activities	(1,155)	(8,684)
Net cash used in investing activities	(50,299)	(25,068)

Financing activities:
Proceeds from issuance of short-term debt	34,866	87,861
Repayments of short-term debt	(64,166)	(85,761)
Proceeds from issuance of long-term debt	883,508	794,888
Repayments of long-term debt	(654,274)	(848,888)
Repurchases of common stock (Note 8)	(152,722)	(1,891)
Increase (decrease) in bank overdrafts	14,676	(9,408)
Repayment of deferred acquisition payable	(11,401)	—
Other financing activities, net	(472)	(550)
Net cash provided by (used in) financing activities	50,015	(63,749)

Effect of exchange rate changes on cash and cash equivalents	(66)	(5,017)

Net change in cash and cash equivalents	(9,125)	(7,013)
Cash and cash equivalents at the beginning of period	96,343	117,953
Cash and cash equivalents at the end of period	$87,218	$110,940
Supplemental disclosures:
Cash paid for interest	$32,787	$32,380
Cash paid for income taxes	35,329	33,792
The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands of dollars)
(unaudited)

										Accumulated Other
			Class B			Retained				Comprehensive
	Common Stock		Common Stock		Additional	Earnings	Treasury Stock		Noncontrolling	Income
	Amount	Shares	Amount	Shares	Capital	(Deficit)	Amount	Shares	Interests	(Loss)
Balance, December 31, 2018	$592	59,157,696	$43	4,339,431	$993,666	$2,307,462	$(758,018)	(18,391,042)	$(5,584)	$(408,435)
Exercise of stock-based awards	1	156,760			(90)		(54)	(184)
Stock-based compensation expense					4,665
Repurchases of common stock					19,144		(19,144)	(365,272)
Tax withholding related to vesting of restricted stock units and retirement of common stock	—	(42,564)			(1,822)	(531)
Noncontrolling interests									(419)
Net income attributable to WESCO						42,369
Translation adjustments										22,517
Balance, March 31, 2019	$593	59,271,892	$43	4,339,431	$1,015,563	$2,349,300	$(777,216)	(18,756,498)	$(6,003)	$(385,918)
Exercise of stock-based awards	—	20,831			6		(157)	(3,029)
Stock-based compensation expense					5,150
Repurchases of common stock					(22,500)		(127,500)	(2,394,816)
Tax withholding related to vesting of restricted stock units and retirement of common stock	—	(19)			(1)	4
Noncontrolling interests									(249)
Net income attributable to WESCO						63,464
Translation adjustments										20,244
Balance, June 30, 2019	$593	59,292,704	$43	4,339,431	$998,218	$2,412,768	$(904,873)	(21,154,343)	$(6,252)	$(365,674)

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands of dollars)
(unaudited)

										Accumulated Other
			Class B			Retained				Comprehensive
	Common Stock		Common Stock		Additional	Earnings	Treasury Stock		Noncontrolling	Income
	Amount	Shares	Amount	Shares	Capital	(Deficit)	Amount	Shares	Interests	(Loss)
Balance, December 31, 2017	$591	59,045,762	$43	4,339,431	$999,156	$2,079,697	$(647,158)	(16,375,653)	$(3,596)	$(312,590)
Exercise of stock-based awards	—	88,554			(67)		(455)	(5,521)
Stock-based compensation expense					3,858
Tax withholding related to vesting of restricted stock units and retirement of common stock	—	(16,614)			(1,153)	417
Noncontrolling interests									(1,450)
Net income attributable to WESCO						44,421
Translation adjustments										(28,800)
Balance, March 31, 2018	$591	59,117,702	$43	4,339,431	$1,001,794	$2,124,535	$(647,613)	(16,381,174)	$(5,046)	$(341,390)
Exercise of stock-based awards	—	26,867			(31)		(230)	(3,795)
Stock-based compensation expense					4,102
Tax withholding related to vesting of restricted stock units and retirement of common stock	—	—			32	11
Noncontrolling interests									(267)
Net income attributable to WESCO						57,940
Translation adjustments										(28,715)
Balance, June 30, 2018	$591	59,144,569	$43	4,339,431	$1,005,897	$2,182,486	$(647,843)	(16,384,969)	$(5,313)	$(370,105)

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
The unaudited Condensed Consolidated Balance Sheet as of June 30, 2019, the unaudited Condensed Consolidated Statements of Income and Comprehensive Income, and the unaudited Condensed Consolidated Statements of Stockholders' Equity for the three and six months ended June 30, 2019 and 2018, and the unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018, respectively, in the opinion of management, have been prepared on the same basis as the audited Consolidated Financial Statements and include all adjustments necessary for the fair statement of the results of the interim periods presented herein. All adjustments reflected in the unaudited condensed consolidated financial information are of a normal recurring nature unless indicated. The results for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.
Recently Adopted Accounting Pronouncements
Effective January 1, 2019, WESCO adopted Accounting Standards Update (ASU) 2016-02, Leases, and all the related amendments (“Topic 842”), a comprehensive new standard that amended various aspects of existing accounting guidance for leases. The adoption of Topic 842 resulted in the recognition of right-of-use assets and lease liabilities for operating leases of approximately $240 million and $245 million, respectively, in the Consolidated Balance Sheet as of January 1, 2019, most of which relate to real estate. The adoption of Topic 842 did not have a material impact on the Consolidated Statements of Income and Comprehensive Income or Consolidated Statements of Cash Flows for the three and six months ended June 30, 2019, respectively.
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

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
The following tables disaggregate WESCO’s revenue by end market and geography:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2019	2018	2019	2018
Industrial	$761,934	$760,741	$1,498,825	$1,519,723
Construction	704,183	683,752	1,337,483	1,321,551
Utility	346,941	336,961	655,213	652,506
Commercial, Institutional and Government	337,030	322,540	619,834	604,129
Total by end market	$2,150,088	$2,103,994	$4,111,355	$4,097,909

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2019	2018	2019	2018
United States	$1,616,347	$1,563,392	$3,077,263	$3,046,140
Canada (1)	415,030	405,981	799,700	804,689
Other International (1)	118,711	134,621	234,392	247,080
Total by geography	$2,150,088	$2,103,994	$4,111,355	$4,097,909

(1)	The prior period has been reclassified to conform to the current period presentation.
In accordance with certain contractual arrangements, WESCO receives payment from its customers in advance and recognizes such payment as deferred revenue. Revenue for advance payment is recognized when the performance obligation has been satisfied and control has transferred to the customer, which is generally upon shipment. Deferred revenue is usually recognized within a year or less from the date of the customer’s advance payment. At June 30, 2019 and December 31, 2018, $10.4 million and $11.8 million, respectively, of deferred revenue was recorded as a component of other current liabilities in the Condensed Consolidated Balance Sheets.
WESCO’s revenues are adjusted for variable consideration, which includes customer volume rebates, returns, and discounts. WESCO measures variable consideration by estimating expected outcomes using analysis and inputs based upon anticipated performance, historical data, as well as current and forecasted information. Measurement and recognition of variable consideration is reviewed by management on a monthly basis and revenue is adjusted accordingly. Variable consideration reduced revenue for the three months ended June 30, 2019 and 2018 by approximately $28.5 million and $25.0 million, respectively, and by approximately $53.8 million and $49.4 million for the six months ended June 30, 2019 and 2018, respectively.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

Shipping and handling costs are recognized in net sales when they are billed to the customer. These costs are recognized as a component of selling, general and administrative expenses when WESCO does not bill the customer. WESCO has elected to recognize shipping and handling costs as a fulfillment cost. Shipping and handling costs recorded as a component of selling, general and administrative expenses totaled $18.2 million and $18.6 million for the three months ended June 30, 2019 and 2018, respectively, and $35.2 million and $36.8 million for the six months ended June 30, 2019 and 2018, respectively.
4. LEASES
WESCO leases real estate, automobiles, trucks and other equipment. The determination of whether an arrangement is, or contains, a lease is performed at the inception of the arrangement. Classification and initial measurement of the right-of-use asset and lease liability are determined at the lease commencement date. The Company elected the short-term lease measurement and recognition exemption; therefore, leases with an initial term of 12 months or less are not recorded on the balance sheet.
The Company's arrangements include certain non-lease components such as common area and other maintenance for leased real estate, as well as mileage, fuel and maintenance costs related to leased automobiles and trucks. WESCO accounts for these nonlease components separately from the associated lease components. The Company does not guarantee any residual value in its lease agreements, and there are no material restrictions or covenants imposed by lease arrangements. Real estate leases typically include one or more options to extend the lease. The Company regularly evaluates the renewal options, and when they are reasonably certain of exercise, the Company includes the renewal period in its lease term. The Company uses the interest rate implicit in its leases to discount lease payments at the lease commencement date. When the implicit rate is not readily available, the Company uses its incremental borrowing rate.
The Company's finance leases, which are recorded in the Condensed Consolidated Balance Sheet as of June 30, 2019 as a component of property, buildings and equipment, current portion of long-term debt and long-term debt, respectively, are not material to the consolidated financial statements and notes thereto. Accordingly, finance leases have not been disclosed herein.
The following table sets forth supplemental balance sheet information related to operating leases for the period presented:

As of
(In thousands)	June 30, 2019
Operating lease assets	$233,403

Current operating lease liabilities	60,294
Noncurrent operating lease liabilities	177,907
Total operating lease liabilities	$238,201
The following table sets forth the Company's total lease cost, which is recorded as a component of selling, general and administrative expenses, for the periods presented:

	Three Months Ended	Six Months Ended
	June 30	June 30
(In thousands)	2019	2019
Operating lease cost	$18,285	$36,274
Short-term lease cost	22	33
Variable lease cost	6,463	11,784
Total lease cost	$24,770	$48,091

Variable lease cost consists of the non-lease components described above, as well as taxes and insurance for WESCO's leased real estate.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The following table sets forth supplemental cash flow information related to operating leases for the period presented:

Six Months Ended
June 30
(In thousands)	2019
Operating cash flows from operating leases	$32,214
Right-of-use assets obtained in exchange for new operating lease liabilities	26,731
As of June 30, 2019, the weighted-average remaining lease term for operating leases was 5.5 years and the weighted-average discount rate used to measure operating lease assets and liabilities was 4.6%.
The following table sets forth the maturities of the Company's operating lease liabilities and reconciles the respective undiscounted payments to the operating lease liabilities in the Condensed Consolidated Balance Sheet as of June 30, 2019:

(In thousands)
2019	$36,218
2020	64,614
2021	53,127
2022	39,774
2023	30,201
Thereafter	47,550
Total undiscounted operating lease payments	271,484
Less: interest	(33,283)
Total operating lease liabilities	$238,201

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

5. ACQUISITIONS
The following table sets forth the consideration paid for acquisitions:

Six Months Ended
June 30
2019
(In thousands)
Fair value of assets acquired	$36,188
Fair value of liabilities assumed	8,446
Cash paid for acquisitions	$27,742

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

Sylvania Lighting Services Corp.
On March 5, 2019, WESCO Distribution, Inc. ("WESCO Distribution"), through its WESCO Services, LLC subsidiary, acquired certain assets and assumed certain liabilities of Sylvania Lighting Services Corp. ("SLS"). Headquartered in Wilmington, Massachusetts, SLS offers a full spectrum of energy-efficient lighting upgrade, retrofit, and renovation solutions with annual sales of approximately $100 million and approximately 220 employees across the U.S. and Canada. WESCO Distribution funded the purchase price paid at closing with borrowings under its accounts receivable securitization facility. The purchase price was allocated to the respective assets and liabilities based upon their estimated fair values as of the acquisition date, resulting in goodwill of $5.9 million, which is deductible for tax purposes.
6. GOODWILL
The following table sets forth the changes in the carrying value of goodwill:

Six Months Ended
June 30
(In thousands)	2019
Beginning balance January 1	$1,722,603
Foreign currency exchange rate changes	24,251
Additions to goodwill for acquisitions	5,946
Ending balance June 30	$1,752,800

7. STOCK-BASED COMPENSATION
WESCO’s stock-based employee compensation plans are comprised of stock-settled stock appreciation rights, restricted stock units and performance-based awards. Compensation cost for all stock-based awards is measured at fair value on the date of grant and compensation cost is recognized, net of estimated forfeitures, over the service period for awards expected to vest. The fair value of stock-settled stock appreciation rights and performance-based awards with market conditions is determined using the Black-Scholes and Monte Carlo simulation models, respectively. The fair value of restricted stock units and performance-based awards with performance conditions is determined by the grant-date closing price of WESCO’s common stock. The forfeiture assumption is based on WESCO’s historical employee behavior that is reviewed on an annual basis. No dividends are assumed. For stock-settled stock appreciation rights that are exercised and for restricted stock units and performance-based awards that vest, shares are issued out of WESCO's outstanding common stock.
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
Performance-based awards granted in 2019 were based on two equally-weighted performance measures: the three-year average growth rate of WESCO's net income and the three-year cumulative return on net assets. Performance-based awards granted in 2018 were based on two equally-weighted performance measures: the three-year average growth rate of the Company’s fully diluted earnings per share and the three-year cumulative return on net assets. From 2015 to 2017, the two equally-weighted performance-based award metrics were the three-year average growth rate of WESCO's net income and WESCO's total stockholder return in relation to the total stockholder return of a select group of peer companies over a three-year period.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

During the three and six months ended June 30, 2019 and 2018, WESCO granted the following stock-settled stock appreciation rights, restricted stock units and performance-based awards at the following weighted-average fair values:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Stock-settled stock appreciation rights granted	—	8,402	213,618	499,631
Weighted-average fair value	$—	$17.85	$16.36	$18.39

Restricted stock units granted	—	2,502	175,544	116,771
Weighted-average fair value	$—	$59.95	$54.64	$62.75

Performance-based awards granted	—	—	126,874	44,144
Weighted-average fair value	$—	$—	$54.64	$62.80

The fair value of stock-settled stock appreciation rights was estimated using the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Risk free interest rate	n/a	2.8%	2.5%	2.5%
Expected life (in years)	n/a	5	5	5
Expected volatility	n/a	28%	29%	28%

The risk-free interest rate is based on the U.S. Treasury Daily Yield Curve as of the grant date. The expected life is based on historical exercise experience and the expected volatility is based on the volatility of the Company's daily stock prices over a five-year period preceding the grant date.
The following table sets forth a summary of stock-settled stock appreciation rights and related information for the six months ended June 30, 2019:

	Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2018	2,351,633	$59.26
Granted	213,618	54.63
Exercised	(106,044)	34.70
Forfeited	(44,877)	70.10
Outstanding at June 30, 2019	2,414,330	59.73	6.2	$6,739
Exercisable at June 30, 2019	1,749,679	$59.01	5.2	$6,739

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The following table sets forth a summary of time-based restricted stock units and related information for the six months ended June 30, 2019:

	Awards	Weighted- Average Fair Value
Unvested at December 31, 2018	327,798	$57.87
Granted	175,544	54.64
Vested	(116,858)	44.32
Forfeited	(2,937)	56.16
Unvested at June 30, 2019	383,547	$60.46

Performance shares are awards for which the vesting will occur based on market or performance conditions. The following table sets forth a summary of performance-based awards for the six months ended June 30, 2019:

	Awards	Weighted- Average Fair Value
Unvested at December 31, 2018	138,896	$59.33
Granted	126,874	54.64
Vested	(25,696)	42.44
Forfeited	(35,486)	50.79
Unvested at June 30, 2019	204,588	$60.11

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
WESCO recognized $5.2 million and $4.4 million of non-cash stock-based compensation expense, which is included in selling, general and administrative expenses, for the three months ended June 30, 2019 and 2018, respectively. WESCO recognized $9.8 million and $8.0 million of non-cash stock-based compensation expense, which is included in selling, general and administrative expenses, for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, there was $31.4 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements for all awards previously made, of which approximately $10.2 million is expected to be recognized over the remainder of 2019, $13.5 million in 2020, $7.0 million in 2021 and $0.7 million in 2022.
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The following table sets forth the details of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands, except per share data)	2019	2018	2019	2018
Net income attributable to WESCO International	$63,464	$57,940	$105,832	$102,361
Weighted-average common shares outstanding used in computing basic earnings per share	43,493	47,085	44,280	47,062
Common shares issuable upon exercise of dilutive equity awards	323	465	381	516
Weighted-average common shares outstanding and common share equivalents used in computing diluted earnings per share	43,816	47,550	44,661	47,578
Earnings per share attributable to WESCO International
Basic	$1.46	$1.23	$2.39	$2.18
Diluted	$1.45	$1.22	$2.37	$2.15

For the three and six months ended June 30, 2019, the computation of diluted earnings per share attributable to WESCO International excluded stock-based awards of approximately 1.8 million. For the three and six months ended June 30, 2018, the computation of diluted earnings per share attributable to WESCO International excluded stock-based awards of approximately 1.5 million. These amounts were excluded because their effect would have been antidilutive.
In December 2017, the Company's Board of Directors authorized the repurchase of up to $300 million of the Company's common stock through December 31, 2020. In October 2018, the Board approved an increase to this repurchase authorization from $300 million to $400 million.
On May 7, 2019, the Company entered into an accelerated stock repurchase agreement (the "ASR Transaction") with a financial institution to repurchase additional shares of its common stock. In exchange for an up-front cash payment of $150.0 million, the Company received 2,394,816 shares during the three months ended June 30, 2019. As of June 30, 2019, the ASR Transaction had not yet settled between the counterparties. Upon settlement, the Company expects to receive additional shares. WESCO funded the repurchase primarily with borrowings under its accounts receivable securitization facility. For the six months ended June 30, 2019, the Company received a total of 2,760,088 shares, of which 365,272 were received upon the settlement of an accelerated stock repurchase agreement entered into on November 6, 2018.
The total number of shares ultimately delivered under an accelerated stock repurchase transaction is determined by the average of the volume-weighted-average price of the Company's common stock for each exchange business day during the respective settlement valuation periods. For purposes of computing earnings per share for the three and six months ended June 30, 2019, shares repurchases have been reflected as a reduction to common shares outstanding on the respective delivery dates.
9. EMPLOYEE BENEFIT PLANS
A majority of WESCO’s employees are covered by defined contribution retirement savings plans for their services rendered subsequent to WESCO’s formation. WESCO also offers a deferred compensation plan for select individuals. For U.S. participants, WESCO matches contributions made by employees at an amount equal to 50% of participants' total monthly contributions up to a maximum of 6% of eligible compensation. For Canadian participants, WESCO makes contributions in amounts ranging from 3% to 5% of participants' eligible compensation based on years of continuous service. WESCO may also make, subject to the Board of Directors' approval, a discretionary contribution to the defined contribution retirement savings plan covering U.S. participants if certain predetermined profit levels are attained. For the six months ended June 30, 2019 and 2018, WESCO incurred charges of $18.9 million and $21.9 million, respectively, for all such plans. Contributions are made in cash to employee retirement savings plan accounts. The deferred compensation plan is an unfunded plan. As of June 30, 2019 and December 31, 2018, the Company's obligation under the deferred compensation plan was $23.7 million and $21.9 million, respectively. Employees have the option to transfer balances allocated to their accounts in the defined contribution retirement savings plan and the deferred compensation plan into any of the available investment options.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The Company sponsors a contributory defined benefit plan covering substantially all Canadian employees of EECOL and a Supplemental Executive Retirement Plan (the "SERP") for certain executives of EECOL. During the three and six months ended June 30, 2019, the Company contributed $0.1 million and $0.2 million, respectively, to the SERP.
The following table sets forth the components of net periodic benefit costs for the defined benefit plans:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2019	2018	2019	2018
Service cost	$1,139	$1,312	$2,288	$2,659
Interest cost	1,080	1,039	2,169	2,105
Expected return on plan assets	(1,410)	(1,500)	(2,832)	(3,040)
Recognized actuarial gain	(15)	(12)	(31)	(24)
Net periodic benefit cost	$794	$839	$1,594	$1,700

The service cost of $1.1 million and $1.3 million for the three months ended June 30, 2019 and 2018, respectively, and $2.3 million and $2.7 million for the six months ended June 30, 2019 and 2018, respectively, was reported as a component of selling, general and administrative expenses. The other components of net periodic benefit cost totaling a net benefit of $0.3 million and $0.5 million for the three months ended June 30, 2019 and 2018, respectively, and $0.7 million and $1.0 million for the six months ended June 30, 2019 and 2018, respectively, were presented as a component of net interest and other.
10. FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, bank overdrafts, and outstanding indebtedness. The Company uses a market approach to determine the fair value of its debt instruments, utilizing quoted prices in active markets, interest rates and other relevant information generated by market transactions involving similar instruments. Therefore, the inputs used to measure the fair value of the Company's debt instruments are classified as Level 2 within the fair value hierarchy. The reported carrying amounts of WESCO's financial instruments approximated their fair values as of June 30, 2019 and December 31, 2018.
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
In an effort to expand the Company's footprint in the Middle East, WESCO has been doing business since 2009 with WESTEC Supplies General Trading (“WESTEC”), an industrial equipment supplier headquartered in the United Arab Emirates. WESTEC has a line of credit with a maximum borrowing capacity of approximately $6.8 million to support its working capital requirements and joint sales efforts with WESCO. Due to the nature of WESCO’s arrangement with WESTEC, WESCO has provided a standby letter of credit under its revolving credit facility of up to $7.3 million as security for WESTEC’s line of credit. As of June 30, 2019, WESTEC had an outstanding loan balance of $6.0 million. Management currently believes the estimated fair value of the noncontingent guarantee on the line of credit is nominal and therefore a liability has not been recorded as of June 30, 2019.
12. INCOME TAXES
The effective tax rate for the three and six months ended June 30, 2019 was 21.6% and 21.7%, respectively. The effective tax rate for the three and six months ended June 30, 2018 was 21.5% and 20.7%, respectively. WESCO’s effective tax rate is typically impacted by the tax effect of intercompany financing, foreign tax rate differences, nondeductible expenses and state income taxes. The higher effective tax rate for the six months ended June 30, 2019 was primarily due to the full application of the international provisions of U.S. tax reform. There have been no material adjustments to liabilities for uncertain tax positions since the last annual disclosure for the year ended December 31, 2018.

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

	Condensed Consolidating Balance Sheet
	June 30, 2019

(In thousands)	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Cash and cash equivalents	$—	$34,401	$52,817	$—	$87,218
Trade accounts receivable, net	—	—	1,355,541	—	1,355,541
Inventories	—	455,898	548,229	—	1,004,127
Prepaid expenses and other current assets	1,123	17,703	121,956	(2,804)	137,978
Total current assets	1,123	508,002	2,078,543	(2,804)	2,584,864
Intercompany receivables, net	—	—	2,521,347	(2,521,347)	—
Property, buildings and equipment, net	—	73,401	98,958	—	172,359
Operating lease assets	—	139,468	93,935	—	233,403
Intangible assets, net	—	1,816	302,576	—	304,392
Goodwill	—	257,623	1,495,177	—	1,752,800
Investments in affiliates	3,336,052	5,276,915	—	(8,612,967)	—
Other assets	—	2,597	17,521	—	20,118
Total assets	$3,337,175	$6,259,822	$6,608,057	$(11,137,118)	$5,067,936

Accounts payable	$—	$418,469	$450,136	$—	$868,605
Short-term debt	—	—	27,217	—	27,217
Other current liabilities	—	66,660	165,154	(2,804)	229,010
Total current liabilities	—	485,129	642,507	(2,804)	1,124,832
Intercompany payables, net	1,196,100	1,325,247	—	(2,521,347)	—
Long-term debt, net	—	892,909	506,577	—	1,399,486
Operating lease liabilities	—	110,360	67,547	—	177,907
Other noncurrent liabilities	—	110,125	120,763	—	230,888
Total WESCO International stockholders' equity	2,141,075	3,336,052	5,276,915	(8,612,967)	2,141,075
Noncontrolling interests	—	—	(6,252)	—	(6,252)
Total liabilities and stockholders’ equity	$3,337,175	$6,259,822	$6,608,057	$(11,137,118)	$5,067,936

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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

	Condensed Consolidating Statement of Income and Comprehensive Income
	Three Months Ended
	June 30, 2019

(In thousands)	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net sales	$—	$938,333	$1,255,952	$(44,197)	$2,150,088
Cost of goods sold (excluding depreciation and
amortization)	—	763,036	1,022,275	(44,197)	1,741,114
Selling, general and administrative expenses	—	146,133	149,709	—	295,842
Depreciation and amortization	—	4,471	10,711	—	15,182
Results of affiliates’ operations	63,215	53,962	—	(117,177)	—
Net interest and other	—	12,880	4,427	—	17,307
Income tax expense	—	2,560	14,868	—	17,428
Net income	63,215	63,215	53,962	(117,177)	63,215
Net loss attributable to noncontrolling interests	—	—	(249)	—	(249)
Net income attributable to WESCO International	$63,215	$63,215	$54,211	$(117,177)	$63,464
Other comprehensive income:
Foreign currency translation adjustments	20,244	20,244	20,244	(40,488)	20,244
Comprehensive income attributable to WESCO International	$83,459	$83,459	$74,455	$(157,665)	$83,708

	Condensed Consolidating Statement of Income and Comprehensive Income
	Six Months Ended
	June 30, 2019

(In thousands)	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net sales	$—	$1,796,315	$2,398,346	$(83,306)	$4,111,355
Cost of goods sold (excluding depreciation and
amortization)	—	1,452,592	1,950,600	(83,306)	3,319,886
Selling, general and administrative expenses	—	298,562	293,808	—	592,370
Depreciation and amortization	—	9,027	21,397	—	30,424
Results of affiliates’ operations	105,164	96,375	—	(201,539)	—
Net interest and other	—	24,914	9,513	—	34,427
Income tax expense	—	2,431	26,653	—	29,084
Net income	105,164	105,164	96,375	(201,539)	105,164
Net loss attributable to noncontrolling interests	—	—	(668)	—	(668)
Net income attributable to WESCO International	$105,164	$105,164	$97,043	$(201,539)	$105,832
Other comprehensive income:
Foreign currency translation adjustments	42,763	42,763	42,763	(85,526)	42,763
Comprehensive income attributable to WESCO International	$147,927	$147,927	$139,806	$(287,065)	$148,595

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
Other comprehensive loss:
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

	Condensed Consolidating Statement of Cash Flows
	Six Months Ended
	June 30, 2019

(In thousands)	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net cash provided by (used in) operating activities	$4,904	$128,070	$(141,749)	$—	$(8,775)
Investing activities:
Capital expenditures	—	(5,843)	(15,559)	—	(21,402)
Acquisition payments	—	(27,742)	—	—	(27,742)
Dividends received from subsidiaries	—	44,417	—	(44,417)	—
Other	—	(192,235)	(1,155)	192,235	(1,155)
Net cash used in investing activities	—	(181,403)	(16,714)	147,818	(50,299)
Financing activities:
Borrowings	147,818	242,134	720,657	(192,235)	918,374
Repayments	—	(193,134)	(525,306)	—	(718,440)
Repurchases of common stock	(152,722)	—	—	—	(152,722)
Dividends paid by subsidiaries	—	—	(44,417)	44,417	—
Other	—	2,803	—	—	2,803
Net cash (used in) provided by financing activities	(4,904)	51,803	150,934	(147,818)	50,015
Effect of exchange rate changes on cash and cash equivalents	—	—	(66)	—	(66)
Net change in cash and cash equivalents	—	(1,530)	(7,595)	—	(9,125)
Cash and cash equivalents at the beginning of period	—	35,931	60,412	—	96,343
Cash and cash equivalents at the end of period	$—	$34,401	$52,817	$—	$87,218

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
Our financial results for the first six months of 2019 reflect sales growth and a continued positive impact from our margin improvement initiatives. Net sales increased $13.4 million, or 0.3%, over the same period last year. Cost of goods sold as a percentage of net sales was 80.7% and 81.0% for the first six months of 2019 and 2018, respectively. Selling, general and administrative ("SG&A") expenses as a percentage of net sales were 14.4% and 14.2% for the first six months of 2019 and 2018, respectively. Operating profit was $168.7 million for the current six month period, compared to $164.4 million for the first six months of 2018. Operating profit increased primarily due to higher sales volume. Net income attributable to WESCO International for the six months ended June 30, 2019 and 2018 was $105.8 million and $102.4 million, respectively.
Cash Flow
Cash flow used in operations was $8.8 million for the first six months of 2019. Investing activities included payments of $27.7 million to acquire Sylvania Lighting Solutions ("SLS") and $21.4 million of capital expenditures. Financing activities were comprised of borrowings and repayments of $473.5 million and $464.3 million, respectively, related to our revolving credit facility (the "Revolving Credit Facility"), borrowings and repayments of $410.0 million and $190.0 million, respectively, related to our accounts receivable securitization facility (the “Receivables Facility”) and repayments of $24.8 million to pay off our term loan facility (the "Term Loan Facility"). Financing activities for the first six months of 2019 also included borrowings and repayments on our various international lines of credit of approximately $34.9 million and $39.4 million, respectively. Additionally, financing activities for the first six months of 2019 included the repurchase of $150.0 million of the Company's common stock pursuant to an accelerated stock repurchase transaction under the share repurchase plan announced on December 13, 2017 and amended on October 31, 2018.
Financing Availability
As of June 30, 2019, we had $504.8 million in total available borrowing capacity under our Revolving Credit Facility, which was comprised of $355.8 million of availability under the U.S. sub-facility and $149.0 million of availability under the Canadian sub-facility. Available borrowing capacity under our Receivables Facility was $55.0 million. The Revolving Credit Facility and the Receivables Facility both mature in September 2020.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Critical Accounting Policies and Estimates
Effective January 1, 2019, we adopted Accounting Standards Update (ASU) 2016-02, Leases, and all the related amendments. See Note 2 of our Notes to the unaudited Condensed Consolidated Financial Statements for information regarding our significant accounting policies.
Results of Operations
Second Quarter of 2019 versus Second Quarter of 2018
The following table sets forth the percentage relationship to net sales of certain items in our Condensed Consolidated Statements of Income and Comprehensive Income for the periods presented:

	Three Months Ended
	June 30
	2019	2018
Net sales	100.0%	100.0%
Cost of goods sold (excluding depreciation and amortization)	81.0	81.0
Selling, general and administrative expenses	13.8	13.9
Depreciation and amortization	0.6	0.8
Income from operations	4.6	4.3
Net interest and other	0.8	0.8
Income before income taxes	3.8	3.5
Provision for income taxes	0.8	0.7
Net income attributable to WESCO International	3.0%	2.8%
Net sales were $2.2 billion for the second quarter of 2019, compared to $2.1 billion for the second quarter of 2018, an increase of 2.2%. Organic sales for the second quarter of 2019 grew by 1.9% as foreign exchange rates negatively impacted net sales by 1.0%, while acquisitions positively impacted net sales by 1.3%.
The following table sets forth organic sales growth for the period presented:

Three Months Ended
June 30, 2019
Change in net sales	2.2%
Impact from acquisitions	1.3%
Impact from foreign exchange rates	(1.0)%
Impact from number of workdays	—%
Organic sales growth	1.9%
Note: Organic sales growth is a non-GAAP financial measure of sales performance. Organic sales growth is calculated by deducting the percentage impact from acquisitions in the first year of ownership, foreign exchange rates and number of workdays from the overall percentage change in consolidated net sales.
Cost of goods sold for the second quarter of 2019 and 2018 was $1.7 billion. As a percentage of net sales, cost of goods sold was 81.0% for both periods. Cost of goods sold as a percentage of net sales for the second quarter of 2019 reflects the positive impact from the SLS acquisition offset by business mix.
SG&A expenses for the second quarter of 2019 totaled $295.8 million versus $292.9 million for the second quarter of 2018. As a percentage of net sales, SG&A expenses were 13.8% and 13.9%, respectively. The increase in SG&A expenses was primarily due to the impact of the SLS acquisition, partially offset by the absence of a bad debt charge that was recorded in the prior year's second quarter.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

SG&A payroll expenses for the second quarter of 2019 of $203.7 million increased by $1.6 million compared to the same period in 2018 primarily due to wage inflation and the impact of the SLS acquisition, partially offset by lower variable compensation expense and benefit costs.
Depreciation and amortization for the second quarter of 2019 and 2018 was $15.2 million and $15.8 million, respectively.
Net interest and other totaled $17.3 million for the second quarter of 2019 compared to $17.7 million for the second quarter of 2018.
Income tax expense totaled $17.4 million for the second quarter of 2019 compared to $15.8 million in last year's comparable period, and the effective tax rate was 21.6% and 21.5%, respectively.
Net income for the second quarter of 2019 was $63.2 million, compared to net income of $57.7 million for the second quarter of 2018.
Net loss of $0.3 million was attributable to noncontrolling interests for the second quarter of 2019 and 2018.
Net income and diluted earnings per share attributable to WESCO International were $63.5 million and $1.45 per share, respectively, for the second quarter of 2019, compared with net income and diluted earnings per share of $57.9 million and $1.22 per share, respectively, for the second quarter of 2018.
Six Months Ended June 30, 2019 versus Six Months Ended June 30, 2018
The following table sets forth the percentage relationship to net sales of certain items in our Condensed Consolidated Statements of Income and Comprehensive Income for the periods presented:

	Six Months Ended
	June 30
	2019	2018
Net sales	100.0%	100.0%
Cost of goods sold (excluding depreciation and amortization)	80.7	81.0
Selling, general and administrative expenses	14.4	14.2
Depreciation and amortization	0.8	0.8
Income from operations	4.1	4.0
Net interest and other	0.8	0.9
Income before income taxes	3.3	3.1
Provision for income taxes	0.7	0.6
Net income attributable to WESCO International	2.6%	2.5%
Net sales were $4.1 billion for the first six months of 2019 and 2018. Organic sales for the first six months of 2019 grew by 1.5% as foreign exchange rates and the number of workdays negatively impacted net sales by 1.2% and 0.8%, respectively, while acquisitions positively impacted net sales by 0.8%.
The following table sets forth organic sales growth for the period presented:

Six Months Ended
June 30, 2019
Change in net sales	0.3%
Impact from acquisitions	0.8%
Impact from foreign exchange rates	(1.2)%
Impact from number of workdays	(0.8)%
Organic sales growth	1.5%
Note: Organic sales growth is a non-GAAP financial measure of sales performance. Organic sales growth is calculated by deducting the percentage impact from acquisitions in the first year of ownership, foreign exchange rates and number of workdays from the overall percentage change in consolidated net sales.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Cost of goods sold for the first six months of 2019 and 2018 was $3.3 billion. As a percentage of net sales, cost of goods sold was 80.7% and 81.0%, respectively. The decrease in cost of goods sold as a percentage of net sales was primarily due to the continued positive impact from our margin improvement initiatives.
SG&A expenses for the first six months of 2019 totaled $592.4 million versus $583.7 million for the first six months of 2018. As a percentage of net sales, SG&A expenses were 14.4% and 14.2%, respectively. The increase in SG&A expenses was primarily due to the impact of the SLS acquisition, partially offset by the absence of a bad debt charge that was recorded in the prior year's second quarter.
SG&A payroll expenses for the first six months of 2019 of $410.3 million increased by $6.4 million compared to the same period in 2018 primarily due to primarily due to wage inflation and the impact of the SLS acquisition, partially offset by lower variable compensation expense and benefit costs.
Depreciation and amortization for the first six months of 2019 and 2018 was $30.4 million and $31.7 million, respectively.
Net interest and other totaled $34.4 million for the first six months of 2019 compared to $37.5 million for the first six months of 2018. For the six months ended June 30, 2018, net interest and other includes a foreign exchange loss of $2.6 million from the remeasurement of financial instruments, as well as accelerated amortization of debt discount and debt issuance costs totaling $0.8 million due to early repayments on our then outstanding term loan facility.
Income tax expense totaled $29.1 million for the first six months of 2019 compared to $26.3 million in last year's comparable period, and the effective tax rate was 21.7% and 20.7%, respectively. The higher effective tax rate in the current year is primarily due to the full application of the international provisions of U.S. tax reform.
Net income for the first six months of 2019 was $105.2 million, compared to net income of $100.6 million for the first six months of 2018.
Net loss of $0.7 million and $1.7 million was attributable to noncontrolling interests for the first six months of 2019 and 2018, respectively.
Net income and diluted earnings per share attributable to WESCO International were $105.8 million and $2.37 per share, respectively, for the first six months of 2019, compared with net income and diluted earnings per share of $102.4 million and $2.15 per share, respectively, for the first six months of 2018.
Liquidity and Capital Resources
Total assets were $5.1 billion and $4.6 billion at June 30, 2019 and December 31, 2018, respectively. Total liabilities were $2.9 billion and $2.5 billion at June 30, 2019 and December 31, 2018, respectively. Total stockholders' equity was $2.1 billion at June 30, 2019 and December 31, 2018.
Our liquidity needs generally arise from fluctuations in our working capital requirements, capital expenditures, acquisitions and debt service obligations. As of June 30, 2019, we had $504.8 million in available borrowing capacity under our Revolving Credit Facility and $55.0 million in available borrowing capacity under our Receivables Facility, which combined with available cash of $26.9 million, provided liquidity of $586.7 million. Cash included in our determination of liquidity represents cash in deposit and interest bearing investment accounts. We believe cash provided by operations and financing activities will be adequate to cover our current operational and business needs. In addition, we regularly review our mix of fixed versus variable rate debt, and we may, from time to time, issue or retire borrowings and/or refinance existing debt in an effort to mitigate the impact of interest rate and foreign exchange rate fluctuations, and to maintain a cost-effective capital structure consistent with our anticipated capital requirements. At June 30, 2019, approximately 59% of our debt portfolio was comprised of fixed rate debt.
We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions. We also communicate on a regular basis with our lenders regarding our financial and working capital performance, liquidity position and financial leverage. Our financial leverage ratio was 3.4 as of June 30, 2019 and 3.0 as of December 31, 2018. In addition, we are in compliance with all covenants and restrictions contained in our debt agreements as of June 30, 2019.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

The following table sets forth our financial leverage ratio as of June 30, 2019 and December 31, 2018:

	Twelve months ended
(In millions of dollars, except ratio)	June 30, 2019	December 31, 2018
Income from operations	$356.7	$352.5
Depreciation and amortization	61.7	63.0
EBITDA	$418.4	$415.5

	June 30, 2019	December 31, 2018
Short-term borrowings and current debt	$27.6	$56.2
Long-term debt	1,399.5	1,167.3
Debt discount and debt issuance costs (1)	7.8	9.6
Total debt	1,434.9	1,233.1
Less: cash and cash equivalents	87.2	96.3
Total debt, net of cash	$1,347.7	$1,136.8

Financial leverage ratio	3.4	3.0
Financial leverage ratio, net of cash	3.2	2.7

(1)	Long-term debt is presented in the condensed consolidated balance sheets net of debt discount and debt issuance costs.
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
At June 30, 2019, we had cash and cash equivalents totaling $87.2 million, of which $62.2 million was held by foreign subsidiaries. As a result of the Tax Cuts and Jobs Act of 2017 (the "TCJA"), we reevaluated our intent and ability to repatriate foreign earnings based upon the liquidity of our domestic operations and the cash flow needs of our foreign subsidiaries. Consequently, during the year ended December 31, 2018, we repatriated a portion of the previously taxed earnings attributable to our Canadian operations. We continue to assert that the remaining undistributed earnings of our foreign subsidiaries, the majority of which were subject to the one-time tax imposed by the TCJA, are indefinitely reinvested. We believe that we are able to maintain a sufficient level of liquidity for our domestic operations and commitments without repatriating cash held by these foreign subsidiaries. Upon any future repatriation, additional income taxes may be incurred; however, it is not practicable to determine the amount at this time.
We did not note any triggering events or substantive changes during the first six months of 2019 that would require an interim evaluation of impairment of goodwill or indefinite-lived intangible assets. We will perform our annual impairment testing of goodwill and indefinite-lived intangible assets during the fourth quarter.
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
Cash Flow
Operating Activities. Net cash used in operating activities for the first six months of 2019 totaled $8.8 million, compared with $86.8 million of cash generated for the first six months of 2018. Operating activities included net income of $105.2 million and adjustments to net income totaling $44.4 million. Primary uses of cash in the first six months of 2019 included: an increase in trade accounts receivable of $157.4 million resulting from higher sales in the latter part of the quarter; a decrease in accrued payroll and benefit costs of $43.7 million resulting from the payment of management incentive compensation earned in 2018; an increase in inventories of $39.7 million primarily to support growth in our business; an increase in prepaid expenses and other assets of $7.7 million; and, a decrease in other current and noncurrent liabilities of $4.5 million. Sources of cash in the first six months of

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

2019 included an increase in accounts payable of $62.4 million, and a decrease in other accounts receivable of $32.2 million due primarily to the collection of supplier volume rebates earned in 2018.
Net cash provided by operating activities for the first six months of 2018 totaled $86.8 million, which included net income of $100.6 million and adjustments to net income totaling $48.8 million. Other sources of cash in 2018 included a decrease in other accounts receivable of $38.4 million due primarily to the collection of supplier volume rebates earned in 2017, an increase in accounts payable of $26.1 million, and a decrease in inventories of $11.4 million. Primary uses of cash in the first six months of 2018 included: an increase in trade accounts receivable of $102.6 million resulting from higher sales; a decrease in accrued payroll and benefit costs of $16.6 million resulting from the payment of management incentive compensation earned in 2017; an increase in prepaid expenses and other assets of $12.9 million; and, decrease in other current and noncurrent liabilities of $6.4 million.
Investing Activities. Net cash used in investing activities for the first six months of 2019 was $50.3 million, compared with $25.1 million used during the first six months of 2018. Included in the first six months of 2019 were acquisition payments of $27.7 million. Capital expenditures were $21.4 million for the six month period ended June 30, 2019, compared to $16.4 million for the six month period ended June 30, 2018. The first six months of 2018 also included other payments of $8.8 million for the purchase of a foreign financial instrument.
Financing Activities. Net cash provided by financing activities for the first six months of 2019 was $50.0 million, compared to $63.7 million used in the first six months of 2018. During the first six months of 2019, financing activities consisted of borrowings and repayments of $473.5 million and $464.3 million, respectively, related to our Revolving Credit Facility, borrowings and repayments of $410.0 million and $190.0 million, respectively, related to our Receivables Facility and repayments of $24.8 million to pay off our Term Loan Facility. Financing activities for the first six months of 2019 also included borrowings and repayments on our various international lines of credit of approximately $34.9 million and $39.4 million, respectively. Additionally, financing activities for the first six months of 2019 included the repurchase of $152.7 million of the Company's common stock, of which $150.0 million was pursuant to an accelerated stock repurchase transaction under the share repurchase plan announced on December 13, 2017 and amended on October 31, 2018.
During the first six months of 2018, financing activities consisted of borrowings and repayments of $449.9 million and $458.9 million, respectively, related to our Revolving Credit Facility, borrowings and repayments of $345.0 million and $330.0 million, respectively, related to our Receivables Facility, and repayments of $60.0 million applied to our Term Loan Facility. Financing activities for the first six months of 2018 also included borrowings and repayments on our various international lines of credit of approximately $87.9 million and $85.8 million, respectively.
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
Inflation
The rate of inflation, as measured by changes in the producer price index, affects different commodities, the cost of products purchased and ultimately the pricing of our different products and product classes to our customers. For the six months ended June 30, 2019, pricing related to inflation impacted our sales by approximately 2%.
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
Item 3.    Quantitative and Qualitative Disclosures about Market Risks.
There have not been any material changes to our exposures to market risk during the quarterly period ended June 30, 2019 that would require an update to the relevant disclosures provided in our 2018 Annual Report on Form 10-K.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth all issuer purchases of common stock during the three months ended June 30, 2019, including those made pursuant to publicly announced plans or programs:

Period	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (2) (3)
				(In Millions)
April 1 – April 30, 2019	939	$55.97	—	$275.0
May 1 – May 31, 2019	2,395,036	$53.24	2,394,816	$125.0
June 1 – June 30, 2019	1,889	$49.67	—	$125.0
Total	2,397,864	$53.24	2,394,816

(1)
There were 3,048 shares purchased in the period that were not part of the publicly announced share repurchase program. These shares were surrendered by stock-based compensation plan participants to satisfy tax withholding obligations arising from the exercise of stock-settled stock appreciation rights and vesting of restricted stock units.

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

WESCO International, Inc.
(Registrant)

August 2, 2019	By:	/s/ David S. Schulz
(Date)		David S. Schulz
Senior Vice President and Chief Financial Officer