Form 10-Q
period 2019-09-30
WESCO INTERNATIONAL INC
filed 2019-11-01
CIK 929008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 31, 2019, 41,796,445 shares of common stock, $0.01 par value, of the registrant were outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
The interim financial information required by this item is set forth in the unaudited Condensed Consolidated Financial Statements and Notes thereto in this Quarterly Report on Form 10-Q, as follows:

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except share data)
(unaudited)

	As of
Assets	September 30, 2019	December 31, 2018
Current assets:
Cash and cash equivalents	$138,160	$96,343
Trade accounts receivable, net of allowance for doubtful accounts of $27,122 and $24,468 in 2019 and 2018, respectively	1,315,026	1,166,607
Other accounts receivable	82,357	96,984
Inventories	961,997	948,726
Prepaid expenses and other current assets	80,940	76,980
Total current assets	2,578,480	2,385,640
Property, buildings and equipment, net of accumulated depreciation of $289,882 and $291,811 in 2019 and 2018, respectively	174,459	160,878
Operating lease assets (Notes 2 and 4)	237,252	—
Intangible assets, net of accumulated amortization of $278,856 and $249,539 in 2019 and 2018, respectively	293,493	316,016
Goodwill	1,746,071	1,722,603
Other assets	17,656	19,899
Total assets	$5,047,411	$4,605,036
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$849,584	$794,348
Accrued payroll and benefit costs	50,205	88,105
Short-term debt	25,561	30,785
Current portion of long-term debt, net of debt discount and debt issuance costs of $488 in 2018	338	25,429
Bank overdrafts	18,774	17,818
Other current liabilities (Note 4)	160,062	105,461
Total current liabilities	1,104,524	1,061,946
Long-term debt, net of debt discount and debt issuance costs of $9,371 and $9,243 in 2019 and 2018, respectively	1,346,333	1,167,311
Operating lease liabilities (Notes 2 and 4)	182,044	—
Deferred income taxes	147,832	143,967
Other noncurrent liabilities	79,968	102,086
Total liabilities	$2,860,701	$2,475,310
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $.01 par value; 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 210,000,000 shares authorized, 59,294,497 and 59,157,696 shares issued and 41,783,995 and 45,106,085 shares outstanding in 2019 and 2018, respectively	593	592
Class B nonvoting convertible common stock, $.01 par value; 20,000,000 shares authorized, 4,339,431 issued and no shares outstanding in 2019 and 2018, respectively	43	43
Additional capital	1,034,888	993,666
Retained earnings	2,477,259	2,307,462
Treasury stock, at cost; 21,849,933 and 18,391,042 shares in 2019 and 2018, respectively	(937,135)	(758,018)
Accumulated other comprehensive loss	(382,530)	(408,435)
Total WESCO International, Inc. stockholders' equity	2,193,118	2,135,310
Noncontrolling interests	(6,408)	(5,584)
Total stockholders’ equity	2,186,710	2,129,726
Total liabilities and stockholders’ equity	$5,047,411	$4,605,036
The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands of dollars, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2019	2018	2019	2018
Net sales (Note 3)	$2,148,110	$2,067,245	$6,259,465	$6,165,154
Cost of goods sold (excluding depreciation and
amortization)	1,747,913	1,670,037	5,067,799	4,988,103
Selling, general and administrative expenses	290,852	284,073	883,222	867,790
Depreciation and amortization	15,612	15,618	46,035	47,321
Income from operations	93,733	97,517	262,409	261,940
Net interest and other	13,508	17,050	47,934	54,574
Income before income taxes	80,225	80,467	214,475	207,366
Provision for income taxes	15,886	13,822	44,970	40,077
Net income	64,339	66,645	169,505	167,289
Less: Net loss attributable to noncontrolling interests	(156)	(204)	(824)	(1,921)
Net income attributable to WESCO International, Inc.	$64,495	$66,849	$170,329	$169,210
Other comprehensive income (loss):
Foreign currency translation adjustments	(16,856)	20,486	25,905	(37,029)
Comprehensive income attributable to WESCO International, Inc.	$47,639	$87,335	$196,234	$132,181

Earnings per share attributable to WESCO International, Inc.
Basic	$1.53	$1.42	$3.91	$3.60
Diluted	$1.52	$1.41	$3.88	$3.56

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(unaudited)

	Nine Months Ended
	September 30
	2019	2018
Operating activities:
Net income	$169,505	$167,289
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,035	47,321
Deferred income taxes	4,621	12,194
Other operating activities, net	10,876	7,590
Changes in assets and liabilities:
Trade accounts receivable, net	(122,903)	(104,215)
Other accounts receivable	15,450	19,859
Inventories	(1,500)	23,189
Prepaid expenses and other assets	(20,720)	(22,088)
Accounts payable	46,902	18,235
Accrued payroll and benefit costs	(36,055)	2,788
Other current and noncurrent liabilities	4,453	2,298
Net cash provided by operating activities	116,664	174,460

Investing activities:
Capital expenditures	(30,323)	(23,749)
Acquisition payments	(27,742)	—
Other investing activities	4,575	3,609
Net cash used in investing activities	(53,490)	(20,140)

Financing activities:
Repayments of short-term debt, net	(29,600)	(2,464)
Proceeds from issuance of long-term debt	1,105,397	994,323
Repayments of long-term debt	(927,410)	(1,081,323)
Repurchases of common stock (Note 8)	(152,735)	(27,055)
Debt issuance costs	(2,508)	—
Repayment of deferred acquisition payable	(11,401)	—
Other financing activities, net	175	(8,301)
Net cash used in financing activities	(18,082)	(124,820)

Effect of exchange rate changes on cash and cash equivalents	(3,275)	(4,693)

Net change in cash and cash equivalents	41,817	24,807
Cash and cash equivalents at the beginning of period	96,343	117,953
Cash and cash equivalents at the end of period	$138,160	$142,760
Supplemental disclosures:
Cash paid for interest	$38,347	$37,138
Cash paid for income taxes	54,044	48,744

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands of dollars)
(unaudited)

										Accumulated Other
			Class B			Retained				Comprehensive
	Common Stock		Common Stock		Additional	Earnings	Treasury Stock		Noncontrolling	Income
	Amount	Shares	Amount	Shares	Capital	(Deficit)	Amount	Shares	Interests	(Loss)
Balance, December 31, 2018	$592	59,157,696	$43	4,339,431	$993,666	$2,307,462	$(758,018)	(18,391,042)	$(5,584)	$(408,435)
Exercise of stock-based awards	1	156,760			(90)		(54)	(184)
Stock-based compensation expense					4,665
Repurchases of common stock					19,144		(19,144)	(365,272)
Tax withholding related to vesting of restricted stock units and retirement of common stock	—	(42,564)			(1,822)	(531)
Noncontrolling interests									(419)
Net income attributable to WESCO						42,369
Translation adjustments										22,517
Balance, March 31, 2019	$593	59,271,892	$43	4,339,431	$1,015,563	$2,349,300	$(777,216)	(18,756,498)	$(6,003)	$(385,918)
Exercise of stock-based awards	—	20,831			6		(157)	(3,029)
Stock-based compensation expense					5,150
Repurchases of common stock					(22,500)		(127,500)	(2,394,816)
Tax withholding related to vesting of restricted stock units and retirement of common stock	—	(19)			(1)	4
Noncontrolling interests									(249)
Net income attributable to WESCO						63,464
Translation adjustments										20,244
Balance, June 30, 2019	$593	59,292,704	$43	4,339,431	$998,218	$2,412,768	$(904,873)	(21,154,343)	$(6,252)	$(365,674)
Exercise of stock-based awards	—	1,983			—		(5)	(94)
Stock-based compensation expense					4,426
Repurchases of common stock					32,257		(32,257)	(695,496)
Tax withholding related to vesting of restricted stock units and retirement of common stock	—	(190)			(13)	(4)
Noncontrolling interests									(156)
Net income attributable to WESCO						64,495
Translation adjustments										(16,856)
Balance, September 30, 2019	$593	59,294,497	$43	4,339,431	$1,034,888	$2,477,259	$(937,135)	(21,849,933)	$(6,408)	$(382,530)
The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands of dollars)
(unaudited)

										Accumulated Other
			Class B			Retained				Comprehensive
	Common Stock		Common Stock		Additional	Earnings	Treasury Stock		Noncontrolling	Income
	Amount	Shares	Amount	Shares	Capital	(Deficit)	Amount	Shares	Interests	(Loss)
Balance, December 31, 2017	$591	59,045,762	$43	4,339,431	$999,156	$2,079,697	$(647,158)	(16,375,653)	$(3,596)	$(312,590)
Exercise of stock-based awards	—	88,554			(67)		(455)	(5,521)
Stock-based compensation expense					3,858
Tax withholding related to vesting of restricted stock units and retirement of common stock	—	(16,614)			(1,153)	417
Noncontrolling interests									(1,450)
Net income attributable to WESCO						44,421
Translation adjustments										(28,800)
Balance, March 31, 2018	$591	59,117,702	$43	4,339,431	$1,001,794	$2,124,535	$(647,613)	(16,381,174)	$(5,046)	$(341,390)
Exercise of stock-based awards	—	26,867			(31)		(230)	(3,795)
Stock-based compensation expense					4,102
Tax withholding related to vesting of restricted stock units and retirement of common stock	—	—			32	11
Noncontrolling interests									(267)
Net income attributable to WESCO						57,940
Translation adjustments										(28,715)
Balance, June 30, 2018	$591	59,144,569	$43	4,339,431	$1,005,897	$2,182,486	$(647,843)	(16,384,969)	$(5,313)	$(370,105)
Exercise of stock-based awards	1	8,990			14		(119)	(1,976)
Stock-based compensation expense					4,118
Repurchases of common stock					(3,750)		(21,250)	(351,821)
Tax withholding related to vesting of restricted stock units and retirement of common stock	—	(749)			(57)	(8)
Noncontrolling interests									(203)
Net income attributable to WESCO						66,849
Translation adjustments										20,486
Balance, September 30, 2018	$592	59,152,810	$43	4,339,431	$1,006,222	$2,249,327	$(669,212)	(16,738,766)	$(5,516)	$(349,619)
The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. ORGANIZATION
WESCO International, Inc. ("WESCO International") and its subsidiaries (collectively, “WESCO” or the "Company"), headquartered in Pittsburgh, Pennsylvania, is a full-line distributor of electrical, industrial and communications maintenance, repair and operating ("MRO") and original equipment manufacturer ("OEM") products, construction materials, and advanced supply chain management and logistics services used primarily in the industrial, construction, utility and commercial, institutional and government markets. WESCO serves approximately 70,000 active customers globally through approximately 500 branches primarily located in North America, with operations in 15 additional countries and 11 distribution centers located in the United States and Canada.
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
The unaudited Condensed Consolidated Balance Sheet as of September 30, 2019, the unaudited Condensed Consolidated Statements of Income and Comprehensive Income, and the unaudited Condensed Consolidated Statements of Stockholders' Equity for the three and nine months ended September 30, 2019 and 2018, and the unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018, respectively, in the opinion of management, have been prepared on the same basis as the audited Consolidated Financial Statements and include all adjustments necessary for the fair statement of the results of the interim periods presented herein. All adjustments reflected in the unaudited condensed consolidated financial information are of a normal recurring nature unless indicated. The results for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.
Reclassifications
The Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2018 includes certain reclassifications to previously reported amounts to conform to the current period presentation.
Recently Adopted Accounting Pronouncements
Effective January 1, 2019, WESCO adopted Accounting Standards Update (ASU) 2016-02, Leases, and all the related amendments (“Topic 842”), a comprehensive new standard that amended various aspects of existing accounting guidance for leases. The adoption of Topic 842 resulted in the recognition of right-of-use assets and lease liabilities for operating leases of approximately $240 million and $245 million, respectively, in the Consolidated Balance Sheet as of January 1, 2019, most of which relate to real estate. The adoption of Topic 842 did not have a material impact on the Consolidated Statements of Income and Comprehensive Income or Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2019, respectively.
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
Recently Issued Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduces new guidance for the accounting for credit losses on certain financial instruments. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. Management is currently evaluating the impact of adopting this ASU, but does not expect that it will have a material impact on its consolidated financial statements and notes thereto.

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
The following tables disaggregate WESCO’s revenue by end market and geography:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2019	2018	2019	2018
Industrial	$755,129	$723,869	$2,253,974	$2,243,590
Construction	714,589	686,165	2,052,061	2,007,708
Utility	357,527	345,937	1,012,726	998,438
Commercial, Institutional and Government	320,865	311,274	940,704	915,418
Total by end market	$2,148,110	$2,067,245	$6,259,465	$6,165,154

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2019	2018	2019	2018
United States	$1,601,962	$1,525,393	$4,679,251	$4,571,533
Canada (1)	431,233	429,830	1,230,855	1,234,600
Other International (1)	114,915	112,022	349,359	359,021
Total by geography	$2,148,110	$2,067,245	$6,259,465	$6,165,154

(1)	The prior period has been reclassified to conform to the current period presentation.
In accordance with certain contractual arrangements, WESCO receives payment from its customers in advance and recognizes such payment as deferred revenue. Revenue for advance payment is recognized when the performance obligation has been satisfied and control has transferred to the customer, which is generally upon shipment. Deferred revenue is usually recognized within a year or less from the date of the customer’s advance payment. At September 30, 2019 and December 31, 2018, $11.0 million and $11.8 million, respectively, of deferred revenue was recorded as a component of other current liabilities in the Condensed Consolidated Balance Sheets.
WESCO’s revenues are adjusted for variable consideration, which includes customer volume rebates, returns, and discounts. WESCO measures variable consideration by estimating expected outcomes using analysis and inputs based upon anticipated performance, historical data, as well as current and forecasted information. Measurement and recognition of variable consideration is reviewed by management on a monthly basis and revenue is adjusted accordingly. Variable consideration reduced revenue for

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

the three months ended September 30, 2019 and 2018 by approximately $26.3 million and $25.1 million, respectively, and by approximately $80.1 million and $74.5 million for the nine months ended September 30, 2019 and 2018, respectively.
Shipping and handling costs are recognized in net sales when they are billed to the customer. These costs are recognized as a component of selling, general and administrative expenses when WESCO does not bill the customer. WESCO has elected to recognize shipping and handling costs as a fulfillment cost. Shipping and handling costs recorded as a component of selling, general and administrative expenses totaled $17.6 million and $18.8 million for the three months ended September 30, 2019 and 2018, respectively, and $52.8 million and $55.6 million for the nine months ended September 30, 2019 and 2018, respectively.
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
The Company's finance leases, which are recorded in the Condensed Consolidated Balance Sheet as of September 30, 2019 as a component of property, buildings and equipment, current portion of long-term debt and long-term debt, are not material to the consolidated financial statements and notes thereto. Accordingly, finance leases have not been disclosed herein.
The following table sets forth supplemental balance sheet information related to operating leases for the period presented:

As of
(In thousands)	September 30, 2019
Operating lease assets	$237,252

Current operating lease liabilities	61,114
Noncurrent operating lease liabilities	182,044
Total operating lease liabilities	$243,158
The following table sets forth the Company's total lease cost, which is recorded as a component of selling, general and administrative expenses, for the periods presented:

	Three Months Ended	Nine Months Ended
	September 30	September 30
(In thousands)	2019	2019
Operating lease cost	$18,605	$54,879
Short-term lease cost	23	56
Variable lease cost	5,335	17,119
Total lease cost	$23,963	$72,054

Variable lease cost consists of the non-lease components described above, as well as taxes and insurance for WESCO's leased real estate.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The following table sets forth supplemental cash flow information related to operating leases for the period presented:

Nine Months Ended
September 30
(In thousands)	2019
Operating cash flows from operating leases	$48,484
Right-of-use assets obtained in exchange for new operating lease liabilities	48,622
As of September 30, 2019, the weighted-average remaining lease term for operating leases was 5.4 years and the weighted-average discount rate used to measure operating lease assets and liabilities was 4.6%.
The following table sets forth the maturities of the Company's operating lease liabilities and reconciles the respective undiscounted payments to the operating lease liabilities in the Condensed Consolidated Balance Sheet as of September 30, 2019:

(In thousands)
2019	$18,464
2020	68,791
2021	58,134
2022	44,780
2023	34,872
Thereafter	51,749
Total undiscounted operating lease payments	276,790
Less: interest	(33,632)
Total operating lease liabilities	$243,158

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
6. GOODWILL
The following table sets forth the changes in the carrying value of goodwill:

Nine Months Ended
September 30
(In thousands)	2019
Beginning balance January 1	$1,722,603
Foreign currency exchange rate changes	17,522
Additions to goodwill for acquisitions	5,946
Ending balance September 30	$1,746,071

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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

During the three and nine months ended September 30, 2019 and 2018, WESCO granted the following stock-settled stock appreciation rights, restricted stock units and performance-based awards at the following weighted-average fair values:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Stock-settled stock appreciation rights granted	—	9,415	213,618	509,046
Weighted-average fair value	$—	$17.40	$16.36	$18.38

Restricted stock units granted	6,256	2,686	181,800	119,457
Weighted-average fair value	$47.95	$61.41	$54.41	$62.72

Performance-based awards granted	—	—	126,874	44,144
Weighted-average fair value	$—	$—	$54.64	$62.80

The fair value of stock-settled stock appreciation rights was estimated using the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Risk free interest rate	n/a	2.8%	2.5%	2.5%
Expected life (in years)	n/a	5	5	5
Expected volatility	n/a	28%	29%	28%

The risk-free interest rate is based on the U.S. Treasury Daily Yield Curve as of the grant date. The expected life is based on historical exercise experience and the expected volatility is based on the volatility of the Company's daily stock prices over a five-year period preceding the grant date.
The following table sets forth a summary of stock-settled stock appreciation rights and related information for the nine months ended September 30, 2019:

	Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2018	2,351,633	$59.26
Granted	213,618	54.63
Exercised	(108,022)	34.84
Forfeited	(87,351)	65.96
Outstanding at September 30, 2019	2,369,878	59.71	5.8	$4,948
Exercisable at September 30, 2019	1,749,201	$59.00	4.9	$4,948

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The following table sets forth a summary of time-based restricted stock units and related information for the nine months ended September 30, 2019:

	Awards	Weighted- Average Fair Value
Unvested at December 31, 2018	327,798	$57.87
Granted	181,800	54.41
Vested	(118,560)	44.58
Forfeited	(17,736)	59.57
Unvested at September 30, 2019	373,302	$60.25

Performance shares are awards for which the vesting will occur based on market or performance conditions. The following table sets forth a summary of performance-based awards for the nine months ended September 30, 2019:

	Awards	Weighted- Average Fair Value
Unvested at December 31, 2018	138,896	$59.33
Granted	126,874	54.64
Vested	(25,696)	42.44
Forfeited	(44,769)	52.15
Unvested at September 30, 2019	195,305	$60.24

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
Vesting of the remaining 177,798 shares of performance-based awards in the table above is dependent upon the achievement of certain performance targets, including 77,856 that are dependent upon the three-year average growth rate of WESCO's net income, 19,797 that are dependent upon the three-year average growth rate of the Company's fully diluted earnings per share, and 80,145 that are based upon the three-year cumulative return on net assets. These awards are accounted for as awards with performance conditions; compensation cost is recognized over the performance period based upon WESCO's determination of whether it is probable that the performance targets will be achieved.
WESCO recognized $4.4 million and $4.1 million of non-cash stock-based compensation expense, which is included in selling, general and administrative expenses, for the three months ended September 30, 2019 and 2018, respectively. WESCO recognized $14.2 million and $12.1 million of non-cash stock-based compensation expense, which is included in selling, general and administrative expenses, for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, there was $24.9 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements for all awards previously made, of which approximately $4.8 million is expected to be recognized over the remainder of 2019, $12.7 million in 2020, $6.7 million in 2021 and $0.7 million in 2022.
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
The following table sets forth the details of basic and diluted earnings per share:

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands, except per share data)	2019	2018	2019	2018
Net income attributable to WESCO International	$64,495	$66,849	$170,329	$169,210
Weighted-average common shares outstanding used in computing basic earnings per share	42,100	47,010	43,545	47,044
Common shares issuable upon exercise of dilutive equity awards	278	476	355	503
Weighted-average common shares outstanding and common share equivalents used in computing diluted earnings per share	42,378	47,486	43,900	47,547
Earnings per share attributable to WESCO International
Basic	$1.53	$1.42	$3.91	$3.60
Diluted	$1.52	$1.41	$3.88	$3.56

For the three and nine months ended September 30, 2019, the computation of diluted earnings per share attributable to WESCO International excluded approximately 1.8 million of stock-based awards. For the three and nine months ended September 30, 2018, the computation of diluted earnings per share attributable to WESCO International excluded stock-based awards of approximately 1.7 million and 1.5 million, respectively. These amounts were excluded because their effect would have been antidilutive.
In December 2017, the Company's Board of Directors authorized the repurchase of up to $300 million of the Company's common stock through December 31, 2020. In October 2018, the Board approved an increase to this repurchase authorization from $300 million to $400 million.
On May 7, 2019, the Company entered into an accelerated stock repurchase agreement with a financial institution to repurchase additional shares of its common stock. In exchange for an up-front cash payment of $150.0 million, the Company received a total of 3,090,312 shares, of which 695,496 were received during the three months ended September 30, 2019. WESCO funded the repurchase primarily with borrowings under its accounts receivable securitization facility. For the nine months ended September 30, 2019, the Company received a total of 3,455,584 shares, of which 365,272 were received upon the settlement of an accelerated stock repurchase agreement entered into on November 6, 2018.
The total number of shares ultimately delivered under an accelerated stock repurchase transaction is determined by the average of the volume-weighted-average price of the Company's common stock for each exchange business day during the respective settlement valuation periods. For purposes of computing earnings per share for the three and nine months ended September 30, 2019, share repurchases have been reflected as a reduction to common shares outstanding on the respective delivery dates.
9. DEBT
Revolving Credit Facility
On September 26, 2019, WESCO International, WESCO Distribution and certain other subsidiaries of the Company entered into a $600 million revolving credit facility (the “Revolving Credit Facility”) as a replacement of its existing revolving credit facility entered into on September 24, 2015. The Revolving Credit Facility contains a letter of credit sub-facility of up to $125 million, pursuant to the terms and conditions of a Third Amended and Restated Credit Agreement, dated as of September 26, 2019 (the “Credit Agreement”). The Revolving Credit Facility contains an accordion feature allowing WESCO Distribution to request increases to the borrowing commitments under the Revolving Credit Facility of up to $200 million in the aggregate, subject to customary conditions.
The Revolving Credit Facility matures in September 2024 and is collateralized by (i) substantially all assets of WESCO Distribution and its subsidiaries which are party to the Credit Agreement, other than, among other things, real property and accounts receivable sold or intended to be sold pursuant to WESCO Distribution’s accounts receivable securitization facility, and (ii) substantially all assets of WESCO Canada and the other Canadian Borrowers, other than, among other things, real property, in each case, subject to customary exceptions and limitations. The obligations of WESCO Distribution and the other U.S. Borrowers under the Revolving Credit Facility have been guaranteed by the Company and certain of WESCO Distribution’s subsidiaries.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The obligations of WESCO Canada and the other Canadian Borrowers under the Revolving Credit Facility have been guaranteed by certain subsidiaries of WESCO Canada and the other Canadian Borrowers. The applicable interest rate for borrowings under the Revolving Credit Facility includes interest rate spreads based on available borrowing capacity that range between 1.25% and 1.50% for LIBOR-based borrowings and 0.25% and 0.50% for prime rate-based borrowings.
The Credit Agreement requires compliance with conditions precedent that must be satisfied prior to any borrowing as well as ongoing compliance with certain customary affirmative and negative covenants. The Credit Agreement contains customary events of default.
Accounts Receivable Securitization Facility
On September 26, 2019, WESCO Distribution amended its accounts receivable securitization facility (the “Receivables Facility”) pursuant to the terms and conditions of a Ninth Amendment to the Fourth Amended and Restated Receivables Purchase Agreement, dated as of September 26, 2019 (the “Receivables Amendment”), by and among WESCO Receivables Corp. (“WESCO Receivables”), WESCO Distribution, the various purchaser groups from time to time party thereto and PNC Bank, National Association, as Administrator. The Receivables Amendment amends the amended and restated receivables purchase agreement entered into on September 24, 2015 (the “Existing Receivables Purchase Agreement” and as amended by the Receivables Amendment, the “Receivables Purchase Agreement”).
The Receivables Amendment increased the purchase limit under the Existing Receivables Purchase Agreement from $550 million to $600 million, with the opportunity to exercise an accordion feature which permits increases in the purchase limit of up to $200 million, extended the term of the Receivables Facility to September 26, 2022 and added and amended certain defined terms. The interest rate spread and commitment fee of the Receivables Facility remains 0.95% and 0.45%, respectively.
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
10. EMPLOYEE BENEFIT PLANS
A majority of WESCO’s employees are covered by defined contribution retirement savings plans for their services rendered subsequent to WESCO’s formation. WESCO also offers a deferred compensation plan for select individuals. For U.S. participants, WESCO matches contributions made by employees at an amount equal to 50% of participants' total monthly contributions up to a maximum of 6% of eligible compensation. For Canadian participants, WESCO makes contributions in amounts ranging from 3% to 5% of participants' eligible compensation based on years of continuous service. WESCO may also make, subject to the Board of Directors' approval, a discretionary contribution to the defined contribution retirement savings plan covering U.S. participants if certain predetermined profit levels are attained. For the nine months ended September 30, 2019 and 2018, WESCO incurred charges of $24.7 million and $33.5 million, respectively, for all such plans. Contributions are made in cash to employee retirement savings plan accounts. The deferred compensation plan is an unfunded plan. As of September 30, 2019 and December 31, 2018, the Company's obligation under the deferred compensation plan was $23.8 million and $21.9 million, respectively. Employees have the option to transfer balances allocated to their accounts in the defined contribution retirement savings plan and the deferred compensation plan into any of the available investment options.
The Company sponsors a contributory defined benefit plan covering substantially all Canadian employees of EECOL and a Supplemental Executive Retirement Plan (the "SERP") for certain executives of EECOL. During the three and nine months ended September 30, 2019, the Company contributed $0.1 million and $0.3 million, respectively, to the SERP.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The following table sets forth the components of net periodic benefit costs for the defined benefit plans:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2019	2018	2019	2018
Service cost	$1,158	$1,296	$3,446	$3,955
Interest cost	1,098	1,026	3,267	3,131
Expected return on plan assets	(1,433)	(1,482)	(4,265)	(4,522)
Recognized actuarial gain	(16)	(11)	(47)	(35)
Net periodic benefit cost	$807	$829	$2,401	$2,529

The service cost of $1.2 million and $1.3 million for the three months ended September 30, 2019 and 2018, respectively, and $3.4 million and $4.0 million for the nine months ended September 30, 2019 and 2018, respectively, was reported as a component of selling, general and administrative expenses. The other components of net periodic benefit cost totaling a net benefit of $0.4 million and $0.5 million for the three months ended September 30, 2019 and 2018, respectively, and $1.0 million and $1.4 million for the nine months ended September 30, 2019 and 2018, respectively, were presented as a component of net interest and other.
11. FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, bank overdrafts, and outstanding indebtedness. The Company uses a market approach to determine the fair value of its debt instruments, utilizing quoted prices in active markets, interest rates and other relevant information generated by market transactions involving similar instruments. Therefore, the inputs used to measure the fair value of the Company's debt instruments are classified as Level 2 within the fair value hierarchy. The reported carrying amounts of WESCO's financial instruments approximated their fair values as of September 30, 2019 and December 31, 2018.
12. COMMITMENTS AND CONTINGENCIES
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
In an effort to expand the Company's footprint in the Middle East, WESCO has been doing business since 2009 with WESTEC Supplies General Trading (“WESTEC”), an industrial equipment supplier headquartered in the United Arab Emirates. WESTEC has a line of credit with a maximum borrowing capacity of approximately $6.8 million to support its working capital requirements and joint sales efforts with WESCO. Due to the nature of WESCO’s arrangement with WESTEC, WESCO has provided a standby letter of credit under its revolving credit facility of up to $7.3 million as security for WESTEC’s line of credit. As of September 30, 2019, WESTEC had an outstanding loan balance of $6.4 million. Management currently believes the estimated fair value of the noncontingent guarantee on the line of credit is nominal and therefore a liability has not been recorded as of September 30, 2019.
13. INCOME TAXES
The effective tax rate for the three and nine months ended September 30, 2019 was 19.8% and 21.0%, respectively. The effective tax rate for the three and nine months ended September 30, 2018 was 17.2% and 19.3%, respectively. WESCO’s effective tax rate is typically impacted by the tax effect of intercompany financing, foreign tax rate differences, nondeductible expenses and state income taxes. The effective tax rates for the current year periods are higher than the prior year periods primarily due to the full application of the international provisions of U.S. tax reform, as well as the discrete effect of accruing taxes attributable to the undistributed earnings of operations in China that are expected to be remitted in the future.
The total amount of unrecognized tax benefits was reduced from $1.3 million to $0.1 million during the nine months ended September 30, 2019 due to the resolution of transfer pricing matters associated with the Canadian taxing authority.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

14. CONDENSED CONSOLIDATING FINANCIAL INFORMATION
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

	Condensed Consolidating Balance Sheet
	September 30, 2019

(In thousands)	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Cash and cash equivalents	$—	$37,889	$100,271	$—	$138,160
Trade accounts receivable, net	—	—	1,315,026	—	1,315,026
Inventories	—	437,470	524,527	—	961,997
Prepaid expenses and other current assets	1,123	27,376	136,719	(1,921)	163,297
Total current assets	1,123	502,735	2,076,543	(1,921)	2,578,480
Intercompany receivables, net	—	—	2,543,978	(2,543,978)	—
Property, buildings and equipment, net	—	76,980	97,479	—	174,459
Operating lease assets	—	146,247	91,005	—	237,252
Intangible assets, net	—	1,658	291,835	—	293,493
Goodwill	—	257,623	1,488,448	—	1,746,071
Investments in affiliates	3,383,537	5,318,786	—	(8,702,323)	—
Other assets	—	854	16,802	—	17,656
Total assets	$3,384,660	$6,304,883	$6,606,090	$(11,248,222)	$5,047,411

Accounts payable	$—	$418,502	$431,082	$—	$849,584
Short-term debt	—	—	25,561	—	25,561
Other current liabilities	—	69,505	161,795	(1,921)	229,379
Total current liabilities	—	488,007	618,438	(1,921)	1,104,524
Intercompany payables, net	1,191,542	1,352,436	—	(2,543,978)	—
Long-term debt, net	—	856,992	489,341	—	1,346,333
Operating lease liabilities	—	116,336	65,708	—	182,044
Other noncurrent liabilities	—	107,575	120,225	—	227,800
Total WESCO International stockholders' equity	2,193,118	3,383,537	5,318,786	(8,702,323)	2,193,118
Noncontrolling interests	—	—	(6,408)	—	(6,408)
Total liabilities and stockholders’ equity	$3,384,660	$6,304,883	$6,606,090	$(11,248,222)	$5,047,411

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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

	Condensed Consolidating Statement of Income and Comprehensive Income
	Three Months Ended
	September 30, 2019

(In thousands)	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net sales	$—	$939,909	$1,244,847	$(36,646)	$2,148,110
Cost of goods sold (excluding depreciation and
amortization)	—	768,200	1,016,359	(36,646)	1,747,913
Selling, general and administrative expenses	—	146,925	143,927	—	290,852
Depreciation and amortization	—	4,834	10,778	—	15,612
Results of affiliates’ operations	64,339	58,725	—	(123,064)	—
Net interest and other	—	12,944	564	—	13,508
Income tax expense	—	1,392	14,494	—	15,886
Net income	64,339	64,339	58,725	(123,064)	64,339
Net loss attributable to noncontrolling interests	—	—	(156)	—	(156)
Net income attributable to WESCO International	$64,339	$64,339	$58,881	$(123,064)	$64,495
Other comprehensive income:
Foreign currency translation adjustments	(16,856)	(16,856)	(16,856)	33,712	(16,856)
Comprehensive income attributable to WESCO International	$47,483	$47,483	$42,025	$(89,352)	$47,639

	Condensed Consolidating Statement of Income and Comprehensive Income
	Nine Months Ended
	September 30, 2019

(In thousands)	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net sales	$—	$2,736,224	$3,643,193	$(119,952)	$6,259,465
Cost of goods sold (excluding depreciation and
amortization)	—	2,220,792	2,966,959	(119,952)	5,067,799
Selling, general and administrative expenses	—	445,487	437,735	—	883,222
Depreciation and amortization	—	13,861	32,174	—	46,035
Results of affiliates’ operations	169,505	155,100	—	(324,605)	—
Net interest and other	—	37,856	10,078	—	47,934
Income tax expense	—	3,823	41,147	—	44,970
Net income	169,505	169,505	155,100	(324,605)	169,505
Net loss attributable to noncontrolling interests	—	—	(824)	—	(824)
Net income attributable to WESCO International	$169,505	$169,505	$155,924	$(324,605)	$170,329
Other comprehensive income:
Foreign currency translation adjustments	25,905	25,905	25,905	(51,810)	25,905
Comprehensive income attributable to WESCO International	$195,410	$195,410	$181,829	$(376,415)	$196,234

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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

	Condensed Consolidating Statement of Cash Flows
	Nine Months Ended
	September 30, 2019

(In thousands)	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net cash provided by (used in) operating activities	$9,480	$210,707	$(103,523)	$—	$116,664
Investing activities:
Capital expenditures	—	(13,269)	(17,054)	—	(30,323)
Acquisition payments	—	(27,742)	—	—	(27,742)
Dividends received from subsidiaries	—	67,065	—	(67,065)	—
Other	—	(210,320)	4,575	210,320	4,575
Net cash used in investing activities	—	(184,266)	(12,479)	143,255	(53,490)
Financing activities:
Borrowings	143,255	333,418	856,464	(210,320)	1,122,817
Repayments	—	(344,167)	(630,263)	—	(974,430)
Repurchases of common stock	(152,735)	—	—	—	(152,735)
Dividends paid by subsidiaries	—	—	(67,065)	67,065	—
Other	—	(13,734)	—	—	(13,734)
Net cash (used in) provided by financing activities	(9,480)	(24,483)	159,136	(143,255)	(18,082)
Effect of exchange rate changes on cash and cash equivalents	—	—	(3,275)	—	(3,275)
Net change in cash and cash equivalents	—	1,958	39,859	—	41,817
Cash and cash equivalents at the beginning of period	—	35,931	60,412	—	96,343
Cash and cash equivalents at the end of period	$—	$37,889	$100,271	$—	$138,160

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

15. SUBSEQUENT EVENTS
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
We serve approximately 70,000 active customers globally through approximately 500 branches primarily located in North America, with operations in 15 additional countries and 11 distribution centers located in the United States and Canada. We employ approximately 9,300 employees worldwide. We distribute over 1,000,000 products, grouped into six categories, from approximately 30,000 suppliers, utilizing a highly automated, proprietary electronic procurement and inventory replenishment system.
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
Our financial results for the first nine months of 2019 reflect sales growth and operating cost management. Net sales increased $94.3 million, or 1.5%, over the same period last year. Cost of goods sold as a percentage of net sales was 81.0% and 80.9% for the first nine months of 2019 and 2018, respectively. Selling, general and administrative ("SG&A") expenses as a percentage of net sales were 14.1% for the first nine months of 2019 and 2018. Operating profit was $262.4 million for the current nine month period, compared to $261.9 million for the first nine months of 2018. Net income attributable to WESCO International for the nine months ended September 30, 2019 and 2018 was $170.3 million and $169.2 million, respectively.
Cash Flow
We generated $116.7 million of operating cash flow for the first nine months of 2019. Investing activities included payments of $27.7 million to acquire Sylvania Lighting Solutions ("SLS") and $30.3 million of capital expenditures. Financing activities were comprised of borrowings and repayments of $625.4 million and $662.4 million, respectively, related to our revolving credit facility (the "Revolving Credit Facility"), borrowings and repayments of $480.0 million and $265.0 million, respectively, related to our accounts receivable securitization facility (the “Receivables Facility”) and repayments of $24.8 million to pay off our term loan facility (the "Term Loan Facility"). Financing activities for the first nine months of 2019 also included net repayments of our various international lines of credit of approximately $4.8 million. Additionally, financing activities for the first nine months of 2019 included the repurchase of $150.0 million of the Company's common stock pursuant to the share repurchase plan announced on December 13, 2017 and amended on October 31, 2018.
Financing Availability
As of September 30, 2019, we had $551.5 million in total available borrowing capacity under our Revolving Credit Facility, which was comprised of $381.4 million of availability under the U.S. sub-facility and $170.1 million of availability under the Canadian sub-facility. Available borrowing capacity under our Receivables Facility was $110.0 million. These debt facilities were amended and restated in September 2019. The Revolving Credit Facility and the Receivables Facility mature in September 2024 and September 2022, respectively. See Note 9 of our Notes to the unaudited Condensed Consolidated Financial Statements for further information regarding these facilities.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Critical Accounting Policies and Estimates
Effective January 1, 2019, we adopted Accounting Standards Update (ASU) 2016-02, Leases, and all the related amendments. See Note 2 of our Notes to the unaudited Condensed Consolidated Financial Statements for information regarding our significant accounting policies.
Results of Operations
Third Quarter of 2019 versus Third Quarter of 2018
The following table sets forth the percentage relationship to net sales of certain items in our Condensed Consolidated Statements of Income and Comprehensive Income for the periods presented:

	Three Months Ended
	September 30
	2019	2018
Net sales	100.0%	100.0%
Cost of goods sold (excluding depreciation and amortization)	81.4	80.8
Selling, general and administrative expenses	13.5	13.7
Depreciation and amortization	0.7	0.8
Income from operations	4.4	4.7
Net interest and other	0.7	0.8
Income before income taxes	3.7	3.9
Provision for income taxes	0.7	0.7
Net income attributable to WESCO International	3.0%	3.2%
Net sales were $2.1 billion for the third quarter of 2019, up 3.9% compared to the third quarter of 2018. Organic sales for the third quarter of 2019 grew by 3.4% as foreign exchange rates negatively impacted net sales by 0.4%, and acquisitions positively impacted net sales by 0.9%.
The following table sets forth organic sales growth for the period presented:

Three Months Ended
September 30, 2019
Change in net sales	3.9%
Impact from acquisitions	0.9%
Impact from foreign exchange rates	(0.4)%
Impact from number of workdays	—%
Organic sales growth	3.4%
Note: Organic sales growth is a non-GAAP financial measure of sales performance. Organic sales growth is calculated by deducting the percentage impact from acquisitions in the first year of ownership, foreign exchange rates and number of workdays from the overall percentage change in consolidated net sales.
Cost of goods sold for the third quarter of 2019 and 2018 was $1.7 billion. As a percentage of net sales, cost of goods sold was 81.4% and 80.8%, respectively. Cost of goods sold as a percentage of net sales for the third quarter of 2019 primarily reflects unfavorable business mix and the impact of supplier price increases.
SG&A expenses for the third quarter of 2019 totaled $290.9 million versus $284.1 million for the third quarter of 2018. As a percentage of net sales, SG&A expenses were 13.5% and 13.7%, respectively. The increase in SG&A expenses reflects the impact of the SLS acquisition and gains from the sale of certain long-lived assets in the prior year, partially offset by lower payroll expenses.
SG&A payroll expenses for the third quarter of 2019 of $202.7 million decreased by $2.1 million compared to the same period in 2018.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Depreciation and amortization for the third quarter of 2019 and 2018 was $15.6 million.
Net interest and other totaled $13.5 million for the third quarter of 2019, compared to $17.1 million for the third quarter of 2018. The resolution of transfer pricing matters associated with the Canadian taxing authority resulted in non-cash interest income of $3.7 million for the third quarter of 2019.
Income tax expense totaled $15.9 million for the third quarter of 2019, compared to $13.8 million in last year's comparable period, and the effective tax rate was 19.8% and 17.2%, respectively. The higher effective tax rate in the current quarter is primarily due to the full application of the international provisions of U.S. tax reform, as well as taxes attributable to the undistributed earnings of operations in China that are expected to be remitted in the future.
Net income for the third quarter of 2019 was $64.3 million, compared to net income of $66.6 million for the third quarter of 2018.
Net loss of $0.2 million was attributable to noncontrolling interests for the third quarter of 2019 and 2018.
Net income and diluted earnings per share attributable to WESCO International were $64.5 million and $1.52 per diluted share, respectively, for the third quarter of 2019, compared with net income and diluted earnings per share of $66.8 million and $1.41 per diluted share, respectively, for the third quarter of 2018.
Nine Months Ended September 30, 2019 versus Nine Months Ended September 30, 2018
The following table sets forth the percentage relationship to net sales of certain items in our Condensed Consolidated Statements of Income and Comprehensive Income for the periods presented:

	Nine Months Ended
	September 30
	2019	2018
Net sales	100.0%	100.0%
Cost of goods sold (excluding depreciation and amortization)	81.0	80.9
Selling, general and administrative expenses	14.1	14.1
Depreciation and amortization	0.7	0.8
Income from operations	4.2	4.2
Net interest and other	0.8	0.8
Income before income taxes	3.4	3.4
Provision for income taxes	0.7	0.7
Net income attributable to WESCO International	2.7%	2.7%
Net sales were $6.3 billion for the first nine months of 2019, compared to $6.2 billion for the first nine months of 2018. Organic sales for the first nine months of 2019 grew by 2.1% as foreign exchange rates and the number of workdays negatively impacted net sales by 0.9% and 0.5%, respectively, and were partially offset by the positive 0.8% impact from acquisitions.
The following table sets forth organic sales growth for the period presented:

Nine Months Ended
September 30, 2019
Change in net sales	1.5%
Impact from acquisitions	0.8%
Impact from foreign exchange rates	(0.9)%
Impact from number of workdays	(0.5)%
Organic sales growth	2.1%
Note: Organic sales growth is a non-GAAP financial measure of sales performance. Organic sales growth is calculated by deducting the percentage impact from acquisitions in the first year of ownership, foreign exchange rates and number of workdays from the overall percentage change in consolidated net sales.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Cost of goods sold for the first nine months of 2019 was $5.1 billion, compared to $5.0 billion for the first nine months of 2018. As a percentage of net sales, cost of goods sold was 81.0% and 80.9%, respectively.
SG&A expenses for the first nine months of 2019 totaled $883.2 million versus $867.8 million for the first nine months of 2018. As a percentage of net sales, SG&A expenses were 14.1% for both periods. The increase in SG&A expenses reflects the impact of the SLS acquisition, partially offset by lower payroll expenses and the absence of a bad debt charge that was recorded in the prior year.
SG&A payroll expenses for the first nine months of 2019 of $613.0 million increased by $4.3 million compared to the same period in 2018 primarily due to wage inflation and the impact of the SLS acquisition, partially offset by lower variable compensation expense and benefit costs.
Depreciation and amortization for the first nine months of 2019 and 2018 was $46.0 million and $47.3 million, respectively.
Net interest and other totaled $47.9 million for the first nine months of 2019, compared to $54.6 million for the first nine months of 2018. The resolution of transfer pricing matters associated with the Canadian taxing authority resulted in non-cash interest income of $3.7 million for the first nine months of 2019. For the nine months ended September 30, 2018, net interest and other includes a foreign exchange loss of $2.6 million from the remeasurement of financial instruments, as well as accelerated amortization of debt discount and debt issuance costs totaling $0.8 million due to early repayments of our then outstanding term loan facility.
Income tax expense totaled $45.0 million for the first nine months of 2019, compared to $40.1 million in last year's comparable period, and the effective tax rate was 21.0% and 19.3%, respectively. The higher effective tax rate in the current year is primarily due to the full application of the international provisions of U.S. tax reform, as well as taxes attributable to the undistributed earnings of operations in China that are expected to be remitted in the future.
Net income for the first nine months of 2019 was $169.5 million, compared to net income of $167.3 million for the first nine months of 2018.
Net loss of $0.8 million and $1.9 million was attributable to noncontrolling interests for the first nine months of 2019 and 2018, respectively.
Net income and diluted earnings per share attributable to WESCO International were $170.3 million and $3.88 per diluted share, respectively, for the first nine months of 2019, compared with net income and diluted earnings per share of $169.2 million and $3.56 per diluted share, respectively, for the first nine months of 2018.
Liquidity and Capital Resources
Total assets were $5.0 billion and $4.6 billion at September 30, 2019 and December 31, 2018, respectively. Total liabilities were $2.9 billion and $2.5 billion at September 30, 2019 and December 31, 2018, respectively. Total stockholders' equity was $2.2 billion and $2.1 billion at September 30, 2019 and December 31, 2018, respectively.
Our liquidity needs generally arise from fluctuations in our working capital requirements, capital expenditures, acquisitions and debt service obligations. As of September 30, 2019, we had $551.5 million in available borrowing capacity under our Revolving Credit Facility and $110.0 million in available borrowing capacity under our Receivables Facility, which combined with available cash of $61.5 million, provided liquidity of $723.0 million. Cash included in our determination of liquidity represents cash in deposit and interest bearing investment accounts. We believe cash provided by operations and financing activities will be adequate to cover our current operational and business needs. In addition, we regularly review our mix of fixed versus variable rate debt, and we may, from time to time, issue or retire borrowings and/or refinance existing debt in an effort to mitigate the impact of interest rate and foreign exchange rate fluctuations, and to maintain a cost-effective capital structure consistent with our anticipated capital requirements. At September 30, 2019, approximately 62% of our debt portfolio was comprised of fixed rate debt.
We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions. We also communicate on a regular basis with our lenders regarding our financial and working capital performance, liquidity position and financial leverage. Our financial leverage ratio was 3.0 as of September 30, 2019 and 2.7 as of December 31, 2018. In addition, we are in compliance with all covenants and restrictions contained in our debt agreements as of September 30, 2019.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

The following table sets forth our financial leverage ratio as of September 30, 2019 and December 31, 2018:

	Twelve months ended
(In millions of dollars, except ratio)	September 30, 2019	December 31, 2018
Income from operations	$352.9	$352.4
Depreciation and amortization	61.7	63.0
EBITDA	$414.6	$415.4

	September 30, 2019	December 31, 2018
Short-term borrowings and current debt	$25.9	$56.2
Long-term debt	1,346.3	1,167.3
Debt discount and debt issuance costs (1)	9.4	9.6
Total debt	1,381.6	1,233.1
Less: cash and cash equivalents	138.2	96.3
Total debt, net of cash	$1,243.4	$1,136.8

Financial leverage ratio	3.0	2.7

(1)	Long-term debt is presented in the condensed consolidated balance sheets net of debt discount and debt issuance costs.
Note: Financial leverage is a non-GAAP measure of the use of debt. Financial leverage ratio is calculated by dividing total debt, including debt discount and debt issuance costs, net of cash, by EBITDA. EBITDA, which is also a non-GAAP financial measure, is defined as the trailing twelve months earnings before interest, taxes, depreciation and amortization.
At September 30, 2019, we had cash and cash equivalents totaling $138.2 million, of which $106.1 million was held by foreign subsidiaries. As a result of the Tax Cuts and Jobs Act of 2017 (the "TCJA"), we reevaluated our intent and ability to repatriate foreign earnings based upon the liquidity of our domestic operations and the cash flow needs of our foreign subsidiaries. Consequently, during the year ended December 31, 2018, we repatriated a portion of the previously taxed earnings attributable to our Canadian operations. In the current quarter, we determined that a portion of the undistributed earnings attributable to our Chinese operations are expected to be remitted in the future, and accordingly accrued taxes for such remittance. Except for this change, we continue to assert that the remaining undistributed earnings of our foreign subsidiaries, the majority of which were subject to the one-time tax imposed by the TCJA, are indefinitely reinvested. We believe that we are able to maintain a sufficient level of liquidity for our domestic operations and commitments without repatriating cash held by these foreign subsidiaries. Upon any future repatriation, additional tax expense or benefit may be incurred; however, we do not believe it will be material.
We did not note any triggering events or substantive changes during the first nine months of 2019 that would require an interim evaluation of impairment of goodwill or indefinite-lived intangible assets. We will perform our annual impairment testing of goodwill and indefinite-lived intangible assets during the fourth quarter.
Over the next several quarters, we plan to closely manage working capital, and it is expected that excess cash will be directed primarily at growth initiatives, acquisitions, debt reduction, and share repurchases. We remain focused on maintaining ample liquidity and credit availability. We anticipate increased capital expenditures in 2019 to support business initiatives. We believe our balance sheet and ability to generate ample cash flow provides us with a durable business model and should allow us to fund growth initiatives and expansion needs.
Cash Flow
Operating Activities. Net cash provided by operating activities for the first nine months of 2019 totaled $116.7 million, compared with $174.5 million of cash generated for the first nine months of 2018. Operating activities included net income of $169.5 million and adjustments to net income totaling $61.6 million. Other sources of cash in the first nine months of 2019 included an increase in accounts payable of $46.9 million, a decrease in other accounts receivable of $15.5 million, and an increase in other current and noncurrent liabilities of $4.4 million. Primary uses of cash in the first nine months of 2019 included: an increase in trade accounts receivable of $122.9 million; a decrease in accrued payroll and benefit costs of $36.1 million; an increase in prepaid expenses and other assets of $20.7 million; and, an increase in inventories of $1.5 million.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Net cash provided by operating activities for the first nine months of 2018 totaled $174.5 million, which included net income of $167.3 million and adjustments to net income totaling $67.1 million. Other sources of cash in the first nine months of 2018 included a decrease in inventories of $23.2 million, a decrease in other accounts receivable of $19.9 million, an increase in accounts payable of $18.2 million, an increase in accrued payroll and benefit costs of $2.8 million, and an increase in other current and noncurrent liabilities of $2.3 million. Primary uses of cash in the first nine months of 2018 included: an increase in trade accounts receivable of $104.2 million resulting from higher sales; and, an increase in prepaid expenses and other assets of $22.1 million.
Investing Activities. Net cash used in investing activities for the first nine months of 2019 was $53.5 million, compared with $20.1 million used during the first nine months of 2018. Included in the first nine months of 2019 were acquisition payments of $27.7 million. Capital expenditures were $30.3 million for the nine month period ended September 30, 2019, compared to $23.7 million for the nine month period ended September 30, 2018.
Financing Activities. Net cash used in financing activities for the first nine months of 2019 was $18.1 million, compared to $124.8 million used in the first nine months of 2018. During the first nine months of 2019, financing activities consisted of borrowings and repayments of $625.4 million and $662.4 million, respectively, related to our Revolving Credit Facility, borrowings and repayments of $480.0 million and $265.0 million, respectively, related to our Receivables Facility and repayments of $24.8 million to pay off our Term Loan Facility. Financing activities for the first nine months of 2019 also included net repayments of our various international lines of credit of approximately $4.8 million. Additionally, financing activities for the first nine months of 2019 included the repurchase of $152.7 million of the Company's common stock, of which $150.0 million was pursuant to an accelerated stock repurchase transaction under the share repurchase plan announced on December 13, 2017 and amended on October 31, 2018.
During the first nine months of 2018, financing activities consisted of borrowings and repayments of $504.3 million and $516.3 million, respectively, related to our Revolving Credit Facility, borrowings and repayments of $490.0 million and $505.0 million, respectively, related to our Receivables Facility, and repayments of $60.0 million applied to our Term Loan Facility. Financing activities for the first nine months of 2018 also included net repayments of our various international lines of credit of approximately $2.5 million.
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
Inflation
The rate of inflation, as measured by changes in the producer price index, affects different commodities, the cost of products purchased and ultimately the pricing of our different products and product classes to our customers. For the nine months ended September 30, 2019, pricing related to inflation impacted our sales by 1% to 2%.
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
Item 3.    Quantitative and Qualitative Disclosures about Market Risks.
There have not been any material changes to our exposures to market risk during the quarterly period ended September 30, 2019 that would require an update to the relevant disclosures provided in our 2018 Annual Report on Form 10-K.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth all issuer purchases of common stock during the three months ended September 30, 2019, including those made pursuant to publicly announced plans or programs:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (2) (3)
				(In Millions)
July 1 – July 31, 2019	26	$47.15	—	$125.0
August 1 – August 31, 2019	695,679	$46.38	695,496	$125.0
September 1 – September 30, 2019	75	$50.57	—	$125.0
Total	695,780	$46.38	695,496

(1)
There were 284 shares purchased during the quarterly period ended September 30, 2019 that were not part of the publicly announced share repurchase program. These shares were surrendered by stock-based compensation plan participants to satisfy tax withholding obligations arising from the exercise of stock-settled stock appreciation rights and vesting of restricted stock units.

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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Item 6.    Exhibits.
(a)Exhibits
(10)    Material Contracts
(1) Term Sheet, dated September 25, 2019, memorializing terms of employment of Nelson Squires by WESCO International, Inc.
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
104    Cover Page Interactive Data File (embedded within the Inline XBRL document)

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESCO International, Inc.
(Registrant)

November 1, 2019	By:	/s/ David S. Schulz
(Date)		David S. Schulz
Senior Vice President and Chief Financial Officer