Form 10-K
period 2019-12-31
WESCO INTERNATIONAL INC
filed 2020-02-24
CIK 929008

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
(412) 454-2200
(Registrant’s telephone number, including area code)
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Class	Trading Symbol(s)	Name of Exchange on which registered
Common Stock, par value $.01 per share	WCC	The New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Ex-change Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The registrant estimates that the aggregate market value of the voting shares held by non-affiliates of the registrant was approximately $2.1 billion as of June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price on the New York Stock Exchange for such stock.
As of February 21, 2020, 41,873,053 shares of Common Stock, par value $.01 per share, of the registrant were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Part III of this Form 10-K incorporates by reference portions of the registrant’s Proxy Statement for its 2020 Annual Meeting of Stockholders.

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
We serve approximately 70,000 active customers globally through approximately 500 branches primarily located in North America, with operations in 16 additional countries and 11 distribution centers located in the United States and Canada. The Company employs approximately 9,500 employees worldwide. We distribute over 1,000,000 products, grouped into six categories, from approximately 30,000 suppliers, utilizing a highly automated, proprietary electronic procurement and inventory replenishment system.
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
Pending Merger with Anixter International Inc.
On January 10, 2020, we entered into a definitive merger agreement under which we agreed to acquire Anixter International Inc. (“Anixter”) in a transaction valued at approximately $4.5 billion. Under the terms of the merger agreement, at closing each share of Anixter common stock will be converted into the right to receive (i) $70.00 in cash, without interest (subject to adjustment as set forth in the merger agreement), (ii) 0.2397 shares of WESCO common stock (subject to adjustment as set forth in the merger agreement) and (iii) 0.6356 depositary shares, each representing a 1/1,000th interest in a share of newly issued WESCO Series A fixed-rate reset cumulative perpetual preferred stock, $25,000 stated amount per whole preferred share (subject to adjustment as set forth in the merger agreement), in each case, less any applicable withholding taxes. Based on the closing price of WESCO common stock on January 10, 2020, the last full trading day before the public announcement of the merger, and the liquidation preference of the WESCO Series A preferred stock underlying the preferred stock consideration, and giving effect to the downside protection described in the merger agreement, the implied value of the merger consideration is $100.00 per Anixter share. Based on the transaction structure and the number of shares of WESCO and Anixter common stock outstanding as of the date hereof, it is anticipated that WESCO stockholders will own 84%, and Anixter stockholders 16%, of the combined company.
Completion of the transaction is subject to Anixter stockholder approval, receipt of regulatory approvals in the United States, Canada, Mexico and Turkey, as well as other customary closing conditions. Subject to these conditions, we anticipate closing this transaction during the second or third quarter of 2020. Upon termination of the merger agreement under specified circumstances, Anixter would be required to pay us a termination fee of $100 million. The merger agreement also provides that if the Anixter stockholders fail to approve the merger absent a change in recommendation by the board of directors of Anixter, Anixter would be required to reimburse us for our actual expenses incurred in connection with the merger, up to $25 million, with such expense reimbursement creditable against any termination fee paid by Anixter to us. In addition, upon termination of the merger agreement under specified circumstances, including the termination by us or Anixter because certain required regulatory clearances either are not obtained before the outside date specified in the merger agreement or are denied, we would be required to pay Anixter a reverse termination fee of $190 million.
See "Risks Relating to Our Pending Acquisition of Anixter" in Item 1A of Part I of this annual report for additional information concerning our pending acquisition of Anixter. Additional information about Anixter is included in documents filed by Anixter with the Securities and Exchange Commission ("SEC"). The foregoing description of the pending Anixter acquisition is not complete, and is qualified in its entirety by reference to the Registration Statement on Form S-4, which contains a preliminary proxy statement/prospectus with respect to the merger, filed by us with the SEC on February 7, 2020.

Industry Overview
We operate in highly fragmented markets that include thousands of small regional and locally based, privately owned competitors and several large, multi-national companies. We are focused on serving three demand streams: products and services for MRO; direct materials and value-added assemblies for OEM customers; and products and services for capital projects, whether new construction or retrofits, renovations, or upgrades. The annual demand in North America for purchases of such supplies and services across all industrial distribution market segments and channels is estimated to be more than $900 billion per a combination of industry sources. According to one industry publication, the five largest full-line electrical distributors in North America, including WESCO, account for approximately one-third of an estimated $110 billion-plus of electrical sales in North America. Our global account, integrated supply and OEM programs provide customers with regional, national, North American and global supply chain consolidation opportunities. The demand for these programs is driven primarily by the desire of companies to reduce operating expenses by outsourcing operational and administrative functions associated with the procurement, management and utilization of MRO supplies and OEM components. We believe that opportunities exist for expansion of these programs.
According to various industry sources, electrical distribution industry sales have grown low-single-digits on average over the past three years. Growth has been influenced by trends in the wider economy, including MRO and OEM purchasing, investments in infrastructure and construction activity. It is estimated that more than 80% of electrical products sold in the United States are delivered to the end user through the distribution channel.
Markets and Customers
We have a large base of approximately 70,000 active customers across a diverse set of end markets. Our top ten customers accounted for approximately 18% of our sales in 2019. No one customer accounted for more than 4% of our sales in 2019.
The following table outlines our sales by end market for the periods presented:

	Year Ended December 31,
	2019	2018	2017
(percentages based on total sales)
Industrial	36%	36%	37%
Construction	33%	33%	33%
Utility	16%	16%	16%
Commercial, Institutional and Government	15%	15%	14%
Industrial. Sales to industrial customers of MRO, OEM, and construction products and services accounted for approximately 36% of our sales in 2019 and 2018. Industrial product categories include a broad range of electrical equipment and supplies as well as lubricants, pipe, valves, fittings, fasteners, cutting tools, power transmission, and safety products. In addition, OEM customers require a reliable supply of assemblies and components to incorporate into their own products as well as value-added services such as supplier consolidation, design and technical support, just-in-time supply and electronic commerce, and supply chain management.
Construction. Sales of electrical and communications products to construction customers accounted for approximately 33% of our sales in 2019 and 2018. Customers include a wide array of contractors, and engineering, procurement and construction firms for industrial, infrastructure, commercial, and data and broadband communications projects. Specific applications include projects for refineries, railways, wastewater treatment facilities, data centers, security installations, offices, and modular and mobile homes. In addition to a wide array of electrical products, we offer communications products for projects related to IT/network modernization, physical security upgrades, broadband deployments, network security, and disaster recovery.
Utility. Sales to utilities and utility contractors accounted for approximately 16% of our sales in 2019 and 2018. Customers include investor-owned utilities, rural electric cooperatives, municipal power authorities and contractors that serve these customers. We provide our utility customers with products and services to support the construction and maintenance of their generation, transmission and distribution systems along with an extensive range of products that meet their power plant MRO and capital projects needs. Materials management and procurement outsourcing arrangements are also important in this market, as cost pressures and deregulation have caused utility customers to seek improvements in the efficiency and effectiveness of their supply chains.
Commercial, Institutional and Government. Sales to CIG customers accounted for approximately 15% of our sales in 2019 and 2018. Customers include schools, hospitals, property management firms, retailers and federal, state and local government agencies of all types, including federal contractors.

Business Strategy
We partner with suppliers to transform products and services into cost-effective, innovative supply chain solutions. We help our customers build, operate, connect and power their businesses to improve their operations and the world we live in. With our broad portfolio of products, extensive services and insights from data analysis, we expect to grow sales at a faster rate than that of the industry and generate significant operating cash flow. Operating cash flow is deployed to fund organic growth opportunities, acquire companies that provide new capabilities for growth and manage our capital structure. Additionally, over the past several years, we have returned cash to stockholders through share repurchases.
We utilize LEAN continuous improvement initiatives to deliver commercial and operational excellence, and extend our LEAN initiatives to customers to improve the efficiency and effectiveness of their operations and supply chains.
Our strategies align around the following six planks, each of which is comprised of a series of initiatives. We expect these initiatives to enable us to meet the current and future needs of our customers, grow our business, and drive value for our shareholders.
Digital Solutions – customer-segment specific digital solutions to unlock and enable growth
Commercial Excellence – build leading commercial capabilities, including leveraging data, tools and training to manage sales opportunities and customer service
Operational Excellence – use scale and technology to unlock efficiencies in the supply chain
Technology Platform – technologies to support digitizing the business, managing data and data analytics
Organization, Talent and Culture – strengthen the organization and capabilities to lead change
Portfolio and Strategic M&A – increase capabilities to drive value creation through acquisitions that consolidate the industry, expand to adjacent products and services categories, and invest in digital technologies and applications to advance the enterprise strategy
Products and Services
Products
Our network of branches and distribution centers stock approximately 200,000 unique product stock keeping units and we provide customers with access to more than 1,000,000 different products. Each branch tailors its inventory to meet the needs of its local customers.
Representative product categories and associated product lines that we offer include:

•
General Supplies. Wiring devices, fuses, terminals, connectors, boxes, enclosures, fittings, lugs, terminations, wrap, splicing and marking equipment, tools and testers, safety, personal protection, sealants, cutting tools, adhesives, consumables, fasteners, janitorial and other MRO supplies, solar modules, solar connectors, communication and metering devices, racking systems, and storage batteries;

•	Wire, Cable and Conduit. Wire, cable, raceway, metallic and non-metallic conduit, coupling and fittings;

•
Communications and Security. Structured cabling systems, broadband products, low voltage specialty systems, specialty wire and cable products, equipment racks and cabinets, access control, alarms, cameras, paging and voice solutions;

•	Electrical Distribution and Controls. Circuit breakers, transformers, switchboards, panel boards, metering products and busway products;

•	Lighting and Sustainability. Lamps, fixtures, lighting poles, ballasts and lighting control products; and

•
Automation, Controls and Motors. Motor control devices, drives, surge and power protection, relays, timers, pushbuttons, operator interfaces, switches, sensors, programmable controllers, industrial computers and network, and interconnects.

The following table sets forth sales information by product category for the periods presented:

	Year Ended December 31,
	2019	2018	2017
(percentages based on total sales)
General Supplies	41%	40%	40%
Wire, Cable and Conduit	14%	14%	15%
Communications and Security	16%	16%	15%
Electrical Distribution and Controls	10%	11%	10%
Lighting and Sustainability	11%	11%	12%
Automation, Controls and Motors	8%	8%	8%
We purchase products from a diverse group of approximately 30,000 suppliers. In 2019, our ten largest suppliers accounted for approximately 32% of our purchases. Our largest supplier in 2019 was Eaton Corporation, accounting for approximately 11% of our purchases. No other supplier accounted for more than 4% of our total purchases.
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
Services
As part of our overall offering, we provide customers a comprehensive portfolio of approximately 50 value-added solutions within a wide range of service categories including construction, e-commerce, energy and sustainability, engineering services, production support, safety and security, supply chain optimization, training, and working capital. These solutions are designed to address our customers' business needs through:

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

Extensive Distribution Network. We operate approximately 500 geographically dispersed branch locations and 11 distribution centers (seven in the United States and four in Canada). Our distribution centers add value for our customers, suppliers, and branches through the combination of a broad and deep selection of inventory, online ordering and next-day shipment capabilities, and central order handling and fulfillment. Our distribution center network reduces the lead time and cost of supply chain activities through its automated replenishment and warehouse management system, and provides economies of scale in purchasing, inventory management, administration and transportation. This extensive network, which would be difficult and expensive to replicate, allows us to:

•	Enhance local customer service, technical support and sales coverage;

•	Tailor individual branch products and services to local customer needs, and

•	Offer multi-site distribution capabilities to large customers and global accounts.
Low-Cost Operator. Our competitiveness has been enhanced by our consistent favorable operating cost position, which is based on the use of LEAN, strategically-located distribution centers, and purchasing economies of scale. As a result of these and other factors, we believe our operating costs as a percentage of sales has historically been one of the lowest in our industry. Our selling, general and administrative expenses as a percentage of revenues for 2019 were 14.0%.
Geography
Our network of branches and distribution centers are located primarily in North America. To serve our customers in the United States, we operate a network of approximately 340 branches supported by seven distribution centers located in Arkansas, Illinois, Mississippi, Nevada, Pennsylvania, Texas and Wisconsin. To serve our Canadian customers, we operate a network of approximately 130 branches in nine provinces. Branch operations are supported by four distribution centers located in Alberta, British Columbia, Ontario and Quebec. We have seven branch locations in Mexico that provide various supply chain services to a broad range of end markets.
We also sell to global customers through export sales offices located in Calgary, Houston, Miami, Montreal and Pittsburgh within North America and sales offices and branch operations in various international locations. Our branches in Aberdeen, Scotland; Dublin, Ireland; and, Manchester, England support sales efforts in Europe and the Middle East. We have branches in Singapore and Thailand to support our sales in the Asia Pacific region, and a branch near Shanghai to serve customers in China. Furthermore, we support sales in South America through our branches in Chile, Ecuador and Peru, and we have operations in seven additional countries. Many of our international locations have been established to serve our growing list of customers with global operations.
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

Seasonality
Our operating results are not significantly affected by seasonal factors. Sales during the first quarter are usually affected by a reduced level of activity. Sales during the second, third and fourth quarters are generally 6% to 9% higher than the first quarter. Sales typically increase beginning in March, with slight fluctuations per month through October. During periods of economic expansion or contraction, our sales by quarter have varied significantly from this seasonal pattern.
Website Access
Our Internet address is www.wesco.com. Information contained on our website is not part of, and should not be construed as being incorporated by reference into, this Annual Report on Form 10-K. We make available free of charge under the “Investors” heading on our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as our Proxy Statements, as soon as reasonably practicable after such documents are electronically filed or furnished, as applicable, with the U.S. Securities and Exchange Commission (the “SEC”).
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
Forward-Looking Information
This Annual Report on Form 10-K contains various “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve certain unknown risks and uncertainties, including, among others, those contained in Item 1, “Business,” Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” When used in this Annual Report on Form 10-K, the words “anticipates,” “plans,” “believes,” “estimates,” “intends,” “expects,” “projects,” “will” and similar expressions may identify forward-looking statements, although not all forward-looking statements contain such words. Such statements, including, but not limited to, our statements regarding business strategy, growth strategy, competitive strengths, productivity and profitability enhancement, competition, new product and service introductions and liquidity and capital resources, are based on management’s beliefs, as well as on assumptions made by and information currently available to management, and involve various risks and uncertainties, some of which are beyond our control. In addition, forward-looking statements in this document include information regarding our proposed acquisition of Anixter, the potential effects of the pending acquisition on our business and operations prior to the consummation thereof, the effects on WESCO if the acquisition is not consummated, and information regarding the combined operations and business of WESCO and Anixter following the acquisition, if consummated. Our actual results could differ materially from those expressed in any forward-looking statement made by us or on our behalf. In light of these risks and uncertainties, there can be no assurance that the forward-looking information will in fact prove to be accurate. We have undertaken no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Executive Officers
Our executive officers and their respective ages and positions as of February 24, 2020, are set forth below.

Name	Age	Position
John J. Engel	58	Chairman, President and Chief Executive Officer
Diane E. Lazzaris	53	Senior Vice President and General Counsel
Robert Minicozzi	58	Vice President and Chief Information Officer
David S. Schulz	54	Senior Vice President and Chief Financial Officer
Nelson J. Squires III	58	Senior Vice President and Chief Operating Officer
Christine A. Wolf	59	Senior Vice President and Chief Human Resources Officer
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
Nelson J. Squires III has served as our Senior Vice President and Chief Operating Officer since October 2019. From January 2018 to September 2019 he served as Group Vice President and General Manager of WESCO Canada/International/WIS and as Group Vice President and General Manager of WESCO Canada from August 2015 to January 2018. From 2010 to July 2015, he was Vice President and General Manager, North America Merchant Gases and President, Air Products Canada of Air Products and Chemicals, Inc. He has also served in regional and general management positions, as director of investor relations, and in various sales positions at Air Products. Earlier in his career, he was a Captain in the United States Army.
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
Operational Risks
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
Because we rely heavily on information technology both in serving our customers and in our enterprise infrastructure in order to achieve our objectives, we may be vulnerable to damage or intrusion from a variety of cyber-attacks, including computer viruses, worms or other malicious software programs that access our systems. Additionally, third parties may fraudulently attempt to induce employees or customers into disclosing sensitive information such as user names, passwords and other information in order to gain access to our customers’ data or our data, including our intellectual property and other confidential business information, or our information technology systems. Despite the precautions we take to mitigate the risks of such events, an attack on our enterprise information technology system, or those of third parties with which we do business, could result in theft or disclosure of our proprietary or confidential information or a breach of confidential customer, supplier or employee information. Such events could have an adverse impact on revenue and harm our reputation. Additionally, such an event could cause us to incur legal liabilities and costs, which could be significant, in order to address and remediate the effects of an attack and related security concerns.

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
Most of our agreements with suppliers are terminable by either party on 60 days' notice or less. Our 10 largest suppliers in 2019 accounted for approximately 32% of our purchases for the period. Our largest supplier in 2019 was Eaton Corporation, accounting for approximately 11% of our purchases. The loss of, or a substantial decrease in the availability of, products from any of these suppliers, a supplier's change in sales strategy to rely less on distribution channels, the loss of key preferred supplier agreements, or disruptions in a key supplier's operations could have a material adverse effect on our business. Supply interruptions could arise from shortages of raw materials, effects of economic, political or financial market conditions on a supplier's operations, labor disputes or weather conditions affecting products or shipments, transportation disruptions, natural disasters, outbreaks of disease, information system disruptions or other reasons beyond our control.

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
Financial Risks
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
Additionally, the tax laws to which the Company is subject are inherently complex and ambiguous. Therefore, we must interpret the applicable laws and make subjective judgments about the expected outcome upon challenge by the applicable taxing authorities. As a result, the impact on our results from operations of the application of enacted tax laws to our facts and circumstances is sometimes uncertain. If a tax authority successfully challenges our interpretation and application of the tax law to our facts and circumstances, there can be no assurance that we can accurately predict the outcome and the taxes ultimately owed upon effective settlement, which may differ from the tax expense recognized in our consolidated statements of income and comprehensive income (loss) and accrued in our consolidated balance sheets. Additionally, if we cannot meet liquidity requirements in the U.S., we may have to repatriate funds from overseas, which would result in additional income taxes being incurred on the amount repatriated.
Uncertainties in the interpretation and application of the Tax Cuts and Jobs Act of 2017 could materially affect our tax obligations and effective tax rate.
The Tax Cuts and Jobs Act of 2017 (the "TCJA") was enacted on December 22, 2017, and it significantly affected U.S. tax law by, among other things, changing how the U.S. taxes the income of multinational corporations. The U.S. Department of Treasury (the "Treasury Department") has broad authority to issue regulations and interpretative guidance that may significantly impact how the TCJA is applied. While the Treasury Department and various states have issued guidance to clarify certain aspects of the TCJA, this guidance may be subject to change when issued in its final form. Further, the Treasury Department and various states are expected to issue additional guidance to address other aspects of the TCJA.We will continue to monitor the guidance issued by the Treasury Department and the various states and will record any material impact related to it in the period of enactment.
Our outstanding indebtedness requires debt service commitments that could adversely affect our ability to fulfill our obligations and could limit our growth and impose restrictions on our business.
As of December 31, 2019, excluding debt discount and debt issuance costs, we had $1.3 billion of consolidated indebtedness. We and our subsidiaries may undertake additional borrowings in the future, subject to certain limitations contained in the debt instruments governing our indebtedness. Over the next three years, we will be required to repay or refinance approximately $942.6 million of our currently outstanding indebtedness.
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
Regulatory and Legal Risks
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
Risks Related to Our Pending Acquisition of Anixter
Completion of the merger is subject to the conditions contained in the merger agreement and if these conditions are not satisfied or waived, the merger will not be completed.
Our obligations to complete the merger with Anixter are subject to the satisfaction or waiver of a number of conditions, including, among others, the approval of the merger proposal by Anixter stockholders and the receipt of certain regulatory approvals.
Many of the conditions to the closing of the merger are not within WESCO’s or Anixter’s control, and neither company can predict when or if these conditions will be satisfied. If any of these conditions are not satisfied or waived prior to July 10, 2020, which deadline may be extended, under certain circumstances, to October 13, 2020, and which deadline may be further extended, under certain circumstances, to January 11, 2021, it is possible that the merger agreement will be terminated. The failure to satisfy all of the required conditions could delay the completion of the merger for a significant period of time or prevent it from occurring. Any delay in completing the merger could cause us not to realize some or all of the benefits that we expects to achieve if the merger is successfully completed within its expected time frame. There can be no assurance that the conditions to the closing of the merger will be satisfied or waived or that the merger will be completed.

The merger is subject to the expiration or termination of applicable waiting periods and the receipt of approvals, consents or clearances from certain regulatory authorities that may impose conditions that could have an adverse effect on the anticipated benefits of the merger or, if not obtained, could prevent completion of the merger.
Before the merger may be completed, any applicable waiting period (and any extension thereof) under the HSR Act relating to the completion of the merger must have expired or been terminated and any authorization or consent from a governmental authority required to be obtained with respect to the merger under the antitrust laws of Canada, Mexico and Turkey must have been obtained. WESCO, Anixter and Merger Sub also plan to seek approvals under the antitrust laws of Russia and Chile. The receipt of such approvals, however, is not a condition to the closing of the merger.
The governmental authorities from which these approvals are required have broad discretion in administering the governing laws and regulations, and may take into account various facts and circumstances in their consideration of the merger. These governmental authorities may initiate proceedings seeking to prevent, or otherwise seek to prevent, the merger. As a condition to the approval of the merger, these governmental authorities also may impose requirements, limitations or costs, require divestitures or place restrictions on the conduct of the combined company’s business after completion of the merger, which could adversely affect our ability to integrate Anixter’s operations with our operations, reduce the anticipated benefits of the transaction or otherwise materially and adversely affect the combined company’s business and results of operations after completion of the merger.
Under the merger agreement, WESCO and Anixter have agreed to use their respective reasonable best efforts to obtain such authorizations and consents and we have agreed to take any and all steps necessary to avoid or eliminate impediments under any antitrust or certain other laws that may be asserted by any governmental authority so as to enable the completion of the merger as promptly as practicable. However, we are not required to take any action that would result in, or would be reasonably likely to result in, a material adverse effect on WESCO, Anixter and our respective subsidiaries, taken as a whole, after giving effect to the merger and the other transactions contemplated by the merger agreement. In addition, at any time before or after completion of the merger, and notwithstanding the termination of applicable waiting periods, the applicable U.S. or foreign antitrust authorities or any state attorney general could take such action under the antitrust laws as such party deems necessary or desirable in the public interest. Such action could include, among other things, seeking to enjoin the completion of the merger or seeking divestiture of substantial assets of the parties. In addition, in some circumstances, a third party could initiate a private action under antitrust laws challenging, seeking to enjoin, or seeking to impose conditions on the merger. We may not prevail and may incur significant costs in defending or settling any such action. Upon termination of the merger agreement under specified circumstances, including the termination by either party because certain required regulatory clearances either are not obtained before the outside date or are denied, WESCO would be required to pay Anixter a reverse termination fee of $190 million.
There can be no assurance that the conditions to the completion of the merger set forth in the merger agreement relating to applicable regulatory laws will be satisfied and no assurance that the merger will be completed.
The business relationships of WESCO and Anixter and their respective subsidiaries may be subject to disruption due to uncertainty associated with the merger, which could have an adverse effect on the results of operations, cash flows and financial position of WESCO, Anixter and, following the completion of the merger, the combined company.
Parties with which WESCO and Anixter, or their respective subsidiaries, do business may be uncertain as to the effects on them of the merger and related transactions, including with respect to current or future business relationships with WESCO, Anixter, their respective subsidiaries or the combined company. These relationships may be subject to disruption as customers, suppliers and other persons with whom we and Anixter have a business relationship may delay or defer certain business decisions or might decide to terminate, change or renegotiate their relationships with us or Anixter, as applicable, or consider entering into business relationships with parties other than WESCO, Anixter, their respective subsidiaries or the combined company. These disruptions could have an adverse effect on the results of operations, cash flows and financial position of WESCO or the combined company following the completion of the merger, including an adverse effect on our ability to realize the expected synergies and other benefits of the merger. The risk, and adverse effect, of any disruption could be exacerbated by a delay in completion of the merger or termination of the merger agreement.

Failure to complete the merger could negatively affect our stock price and our future business and financial results.
If the merger is not completed for any reason, including as a result of Anixter stockholders failing to approve the merger proposal, our ongoing business may be adversely affected and, without realizing any of the benefits of having completed the merger, we could be subject to a number of negative consequences, including, among others, the following:

•	we may experience negative reactions from the financial markets, including negative impacts on its stock price;

•	we may experience negative reactions from our customers and suppliers;

•	we will still be required to pay certain significant costs relating to the Anixter acquisition, such as legal, accounting, financial advisor and printing fees;

•	we may be required to pay a cash termination fee as required by the merger agreement, and

•
matters related to the Anixter acquisition (including integration planning) require substantial commitments of our time and resources, which could have resulted in our inability to pursue other opportunities that could have been beneficial to us.

If the merger is not completed, any of these risks may materialize and may adversely affect our businesses, financial condition, financial results and stock price.
Completion of the merger will trigger change in control or other provisions in certain agreements to which Anixter is a party, which may have an adverse impact on the combined company’s business and results of operations.
The completion of the merger will trigger change in control and other provisions in certain agreements to which Anixter is a party. If Anixter and WESCO are unable to negotiate waivers of those provisions, the counterparties may exercise their rights and remedies under the agreements, potentially terminating the agreements or seeking monetary damages. Even if Anixter and WESCO are able to negotiate waivers, the counterparties may require a fee for such waivers or seek to renegotiate the agreements on terms less favorable to Anixter or the combined company. Any of the foregoing or similar developments may have an adverse impact on the combined company’s business and results of operations.
The merger will involve substantial costs.
We have incurred, and expect to continue to incur, a number of non-recurring costs associated with the merger and combining the operations of the two companies. The substantial majority of non-recurring expenses will comprise transaction and regulatory costs related to the merger. WESCO and the combined company will also incur transaction fees and costs related to formulating and implementing integration plans, including facilities and systems consolidation costs and employment-related costs. We continue to assess the magnitude of these costs, and additional unanticipated costs may be incurred in the merger and the integration of the two companies’ businesses. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should allow us to offset integration-related costs over time, this net benefit may not be achieved in the near term, or at all.
Uncertainties associated with the merger may cause a loss of management personnel and other key employees of Anixter or WESCO, which could adversely affect the future business and operations of the combined company following the merger.
WESCO and Anixter are dependent on the experience and industry knowledge of their officers and other key employees to execute their business plans. The combined company’s success after the merger will depend in part upon its ability to retain key management personnel and other key employees of both companies. Current and prospective employees of WESCO and Anixter may experience uncertainty about their future roles with the combined company following the merger, which may materially adversely affect the ability of each party to attract and retain key personnel during the pendency of the merger. Accordingly, no assurance can be given that the combined company will be able to retain key management personnel.
Combining the two companies may be more difficult, costly or time consuming than expected and the anticipated benefits and cost savings of the merger may not be realized.
WESCO and Anixter have operated and, until the completion of the merger, will continue to operate, independently. The success of the merger, including anticipated benefits and cost savings, will depend, in part, on our ability to successfully combine and integrate the businesses of WESCO and Anixter. It is possible that the pendency of the merger and/or the integration process could result in the loss of key employees, higher than expected costs, diversion of management attention of both WESCO and Anixter, the disruption of either company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the combined company’s ability to maintain relationships with customers, vendors and employees or to achieve the anticipated benefits and cost savings of the merger. As part of the integration process, we may also attempt to divest certain assets of the combined company, which may not be possible on favorable terms, or at all, or if successful, may change the profile of the combined company. If we experience difficulties with the integration process, the anticipated benefits of the merger may not be realized fully or at all, or may take longer to realize than expected. Our management continues to refine its integration plan. These integration matters could have an adverse effect on each of WESCO and Anixter during this transition period and for an undetermined period after completion of the merger. In addition, the actual cost savings of the merger could be less than anticipated.
In connection with the merger, WESCO will incur additional indebtedness and may also assume certain of Anixter’s outstanding indebtedness, which could adversely affect WESCO, including by decreasing WESCO’s business flexibility, and will increase its interest expense.
We will have increased indebtedness following completion of the merger in comparison to our recent historical basis, which could have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions and increasing our interest expense. We will also incur various costs and expenses associated with the financing of the merger. The amount of cash required to pay interest on our increased indebtedness levels following completion of the merger and thus the demands on our cash resources will be greater than the amount of cash flows required to service our indebtedness prior to the merger. The increased levels of indebtedness following completion of the merger could also reduce funds available for working capital, capital expenditures, acquisitions and other general corporate purposes, and may create competitive disadvantages for us relative to other companies with lower debt levels. If we do not achieve the expected benefits and cost savings from the merger, or if the financial performance of the combined company does not meet current expectations, then our ability to service its indebtedness may be adversely impacted.
Certain of the indebtedness to be incurred in connection with the merger may bear interest at variable interest rates. If interest rates increase, variable rate debt will create higher debt service requirements, which could adversely affect our cash flows. In addition, our credit ratings impact the cost and availability of future borrowings and, accordingly, our cost of capital. Our ratings reflect each rating organization’s opinion of our financial strength, operating performance and ability to meet our debt obligations. In connection with the debt financing, it is anticipated that we will seek ratings of our indebtedness from Standard & Poor’s and Moody’s. There can be no assurance that we will achieve a particular rating or maintain a particular rating in the future.
Prior to the completion of the merger, in addition to the debt financing contemplated by the debt financing commitments, we intend to offer additional WESCO common stock or other equity or equity-linked securities in connection with the financing of the cash required to consummate the merger and the other transactions contemplated by the merger agreement.
Moreover, we may be required to raise substantial additional financing to fund working capital, capital expenditures, acquisitions or other general corporate requirements. Our ability to arrange additional financing will depend on, among other factors, our financial position and performance, as well as prevailing market conditions and other factors beyond our control. We cannot assure you that it will be able to obtain additional financing on terms acceptable to us or at all.
The agreements that will govern the indebtedness to be incurred in connection with the merger will contain various covenants that impose restrictions on WESCO and certain of its subsidiaries that may affect their ability to operate their businesses.
The agreements that will govern the debt financing to be incurred in connection with the merger will contain various affirmative and negative covenants that may, subject to certain significant exceptions, restrict the our ability (and the ability of certain of our subsidiaries) to, among other things, incur liens, incur debt, engage in mergers, consolidations and acquisitions, transfer assets outside the ordinary course of business, make loans or other investments, pay dividends, repurchase equity interests, make other payments with respect to equity interests, repay or repurchase subordinated debt and engage in affiliate transactions. In addition, the agreements that will govern the debt financing will contain a financial covenant that will require us to maintain certain financial ratios. Our ability to comply with these provisions may be affected by events beyond our control. Failure to comply with these covenants could result in an event of default, which, if not cured or waived, could accelerate our repayment obligations.
Our pending acquisition of Anixter raises other risks.
Our pending acquisition of Anixter, and upon completion thereof, our ownership of Anixter raise additional risks not described above. For additional information, see (i) the Registration Statement on Form S-4, which contains a preliminary proxy statement/prospectus with respect to the merger, filed by us on February 7, 2020, including the section entitled "Where You Can Find More Information" included therein, and (ii) Anixter's most recently filed annual report on Form 10-K, as updated by its subsequent quarterly reports on Form 10-Q.
Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
We have approximately 500 branches, of which approximately 340 are located in the United States, approximately 130 are located in Canada, seven are located in Mexico and the remainder are in other countries located in Africa, Asia, Europe and South America. Approximately 13% of our branches are owned facilities, and the remainder are leased.
The following table summarizes our distribution centers:

	Square Feet	Leased/Owned
Location
Little Rock, AR	100,000	Leased
Carol Stream, IL	147,000	Leased
Byhalia, MS	148,000	Owned
Sparks, NV	199,000	Leased
Warrendale, PA	194,000	Owned
Dallas, TX	112,000	Leased
Madison, WI	136,000	Leased
Edmonton, AB	101,000	Leased
Burnaby, BC	65,000	Leased
Mississauga, ON	246,000	Leased
Montreal, QC	126,000	Leased
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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market, Stockholder and Dividend Information. Our common stock is listed on the New York Stock Exchange under the symbol “WCC.” As of February 21, 2020, there were 41,873,053 shares of common stock outstanding held by approximately 17 holders of record. We have not paid dividends on our common stock and do not currently plan to pay dividends. We do, however, evaluate the possibility from time to time. It is currently expected that earnings generated between signing and closing the Anixter merger will be used to support growth initiatives and debt reduction. In addition, our Revolving Credit Facility, 2021 Notes and 2024 Notes limit our ability to pay dividends and repurchase our common stock. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
Issuer Purchases of Equity Securities. On December 13, 2017, WESCO announced that its Board of Directors approved, on December 7, 2017, the repurchase of up to $300 million of the Company's common stock through December 31, 2020. On October 31, 2018, the Company's Board of Directors approved an increase to the authorization from $300 million to $400 million. As disclosed in Note 13 of the Notes to Consolidated Financial Statements, as of December 31, 2019, 5,459,030 shares had been repurchased for $275.0 million under this repurchase authorization.
Company Performance. The following stock price performance graph illustrates the cumulative total return on an investment in WESCO International, a 2019 Performance Peer Group, and the Russell 2000 Index. The graph covers the period from December 31, 2014 to December 31, 2019, and assumes that the value for each investment was $100 on December 31, 2019, and that all dividends were reinvested.

2019 Performance Peer Group:
Anixter International Inc.	Fastenal Company	Rexel SA
Applied Industrial Technologies, Inc.	Genuine Parts Company	Rockwell Automation, Inc.
Arrow Electronics, Inc.	HD Supply Holdings, Inc.	Tech Data Corporation
Avnet, Inc.	Hubbell, Inc.	W.W. Grainger, Inc.
Barnes Group	MRC Global, Inc.
Eaton Corporation Plc	MSC Industrial Direct Co., Inc.

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

Income Statement Data:	Year Ended December 31,
(In millions, except per share data)	2019	2018	2017	2016	2015
Net sales	$8,358.9	$8,176.6	$7,679.0	$7,336.0	$7,518.5
Cost of goods sold (excluding depreciation and amortization)	6,777.5	6,609.2	6,194.4	5,887.8	6,024.8
Selling, general and administrative expenses	1,173.1	1,151.9	1,101.5	1,050.8	1,056.2
Depreciation and amortization	62.1	63.0	64.0	66.9	65.0
Income from operations	346.2	352.5	319.1	330.5	372.5
Net interest and other	64.2	71.4	66.6	75.1	68.6
Loss on debt extinguishment(1)	—	—	—	123.9	—
Income before income taxes	282.0	281.1	252.5	131.5	303.9
Provision for income taxes	59.9	55.7	89.3	30.4	95.5
Net income	222.1	225.4	163.2	101.1	208.4
Net loss attributable to noncontrolling interests	1.2	2.0	0.3	0.5	2.3
Net income attributable to WESCO International	$223.3	$227.4	$163.5	$101.6	$210.7
Earnings per common share attributable to WESCO International
Basic	$5.18	$4.87	$3.42	$2.30	$4.85
Diluted	$5.14	$4.82	$3.38	$2.10	$4.18
Weighted-average common shares outstanding
Basic	43.1	46.7	47.8	44.1	43.4
Diluted	43.5	47.2	48.4	48.3	50.4
Other Financial Data:
Capital expenditures	$44.1	$36.2	$21.5	$18.0	$21.7
Net cash provided by operating activities	224.4	296.7	149.1	300.2	283.1
Net cash used in investing activities	(60.8)	(34.1)	(5.3)	(70.5)	(170.2)
Net cash used in financing activities	(109.8)	(275.1)	(141.2)	(276.3)	(67.8)
Balance Sheet Data:
Total assets	$5,017.6	$4,605.0	$4,735.5	$4,431.8	$4,569.7
Total debt (including current and short-term debt)(2)	1,283.8	1,223.5	1,348.6	1,385.3	1,483.4
Stockholders’ equity	2,258.7	2,129.7	2,116.1	1,963.6	1,727.5

(1)	Represents the loss recognized in 2016 related to the redemption of the then outstanding 6.0% Convertible Senior Debentures due 2029 (the "2029 Debentures").

(2)
Includes the discount related to the then outstanding 2029 Debentures and the then outstanding Term Loan Facility. For 2018, 2017, 2016 and 2015, also includes debt issuance costs. See Note 10 of the Notes to Consolidated Financial Statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto included in Item 8 of this Annual Report on Form 10-K.
Company Overview
Our 2019 financial results reflect record sales with growth in our end markets and geographies, a challenging pricing environment, and effective capital deployment. Sales increased $182.3 million, or 2.2%, over the prior year. Foreign exchange rates and the number of workdays negatively impacted net sales by 0.8% and 0.4%, respectively, and were partially offset by the positive 0.8% impact from acquisitions, resulting in organic sales growth of 2.6%. Cost of goods sold as a percentage of net sales was 81.1% and 80.8% in 2019 and 2018, respectively. Operating income was $346.2 million for 2019, compared to $352.4 million for 2018. Adjusted for $3.1 million of transaction costs related to our merger with Anixter, announced on January 10, 2020, operating income was $349.3 million for 2019. Net income attributable to WESCO International for 2019 and 2018 was $223.4 million and $227.3 million, respectively. Earnings per diluted share attributable to WESCO International was $5.14 in 2019, based on 43.5 million diluted shares, compared with earnings per diluted share of $4.82 in 2018, based on 47.2 million diluted shares. Excluding the impact of the merger-related transaction costs of $0.06, adjusted earnings per diluted share for 2019 was a record $5.20.
We provide a full-line of electrical, industrial and communications MRO and OEM products, construction materials, and advanced supply chain management and logistics services to customers globally. Approximately 75% of our sales in 2019 were from customers in the United States and 25% were from international customers, primarily in Canada. Our end markets consist of industrial firms, electrical and data communications contractors, utilities, and commercial organizations, institutions and government entities. Our transaction types to these markets can be categorized as stock, direct ship and special order. Stock orders are filled directly from existing inventory and represent approximately 52% of total sales. Approximately 37% of our total sales are direct ship sales. Direct ship sales are typically custom-built products, large orders or products that are too bulky to easily handle and, as a result, are shipped directly to the customer from the supplier. Special orders are for products that are not ordinarily stocked in inventory and are ordered based on a customer’s specific request. Special orders represent the remaining 11% of total sales.
We have historically financed our working capital requirements, capital expenditures, acquisitions, share repurchases and new branch openings through internally-generated cash flow, debt issuances, borrowings under our Revolving Credit Facility and funding through our Receivables Facility. We expect to finance the Anixter merger utilizing new debt issuances, borrowings under our existing Receivables Facility and a new asset based revolving credit facility. We also expect to offer additional shares of WESCO common stock and / or other equity or equity-linked securities to fund a portion of the consideration for the merger.
Cash Flow
We generated $224.4 million in operating cash flow during 2019. Cash provided by operating activities included net income of $222.2 million, adjustments to net income totaling $83.2 million, which were offset by changes in assets and liabilities of $81.0 million. Investing activities primarily included $44.1 million of capital expenditures, $27.6 million to acquire Sylvania Lighting Services Corp. ("SLS") and $16.8 million of proceeds from the sale of assets. Financing activities consisted of borrowings and repayments of $715.4 million and $767.4 million, respectively, related to our Revolving Credit Facility, borrowings and repayments of $590.0 million and $450.0 million, respectively, related to our Receivables Facility, $24.8 million applied to fully repaying our Term Loan Facility, as well as net repayments on our various international lines of credit of $5.0 million. Additionally, financing activities for 2019 included the repurchase of $150.0 million of the Company's common stock pursuant to the share repurchase plan announced on December 13, 2017 and amended on October 31, 2018.
Free cash flow for the years ended December 31, 2019 and 2018 was $180.3 million and $260.5 million, respectively.
The following table sets forth the components of free cash flow:

	Twelve Months Ended December 31,
	2019	2018
(In millions)
Cash flow provided by operations	$224.4	$296.7
Less: Capital expenditures	(44.1)	(36.2)
Free cash flow	$180.3	$260.5

Note: The table above reconciles cash flow provided by operations to free cash flow. Free cash flow is a non-GAAP financial measure of liquidity. Capital expenditures are deducted from operating cash flow to determine free cash flow. Free cash flow is available to fund investing and financing activities.
Financing Availability
As of December 31, 2019, we had $563.8 million in total available borrowing capacity under our Revolving Credit Facility, which was comprised of $381.4 million of availability under the U.S. sub-facility and $182.4 million of availability under the Canadian sub-facility. Available borrowing capacity under our Receivables Facility was $185.0 million. These debt facilities were amended and restated in September 2019. The Revolving Credit Facility and the Receivables Facility mature in September 2024 and September 2022, respectively. See Note 10 of the Notes to Consolidated Financial Statements for further information regarding these facilities.
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
Supplier Volume Rebates
We receive rebates from certain suppliers based on contractual arrangements with such suppliers. Since there is a lag between actual purchases and the rebates received from suppliers, we estimate and accrue the approximate amount of rebates available at a specific date based on forecasted purchases and the rebate provisions of the various supplier contracts. We record the amounts as other accounts receivable in the Consolidated Balance Sheets and the corresponding rebate income is recorded as a reduction to cost of goods sold.
Allowance for Doubtful Accounts
We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We have a systematic procedure using historical data and reasonable assumptions of collectability made at the local branch level and on a consolidated corporate basis to estimate allowances for doubtful accounts.
Excess and Obsolete Inventory
We write down our inventories to the lower of cost and net realizable value based on internal factors derived from historical analysis of actual losses. We use past data to identify items in excess of 36 months supply relative to demand or movement. We then analyze the ultimate disposition of identified excess inventories as they are sold, returned to supplier, or scrapped. This historical item-by-item analysis allows us to develop an estimate of the likelihood that an item identified as being in excess supply ultimately becomes obsolete. We apply the estimate to inventories currently in excess of 36 months supply, and reduce the carrying value of inventories by the derived amount. We revisit and test our assumptions on a periodic basis. Historically, we have not had material changes to our assumptions.

Goodwill and Indefinite-Lived Intangible Assets
Goodwill and indefinite-lived intangible assets are tested for impairment annually during the fourth quarter using information available at the end of September, or more frequently if triggering events occur, indicating that their carrying value may not be recoverable. We test for goodwill impairment on a reporting unit level and the evaluation involves comparing the fair value of each reporting unit to its carrying value. The fair values of the reporting units are determined using a combination of a discounted cash flow analysis and market multiples. Assumptions used for these fair value techniques, including expected operating margin and discount rate, are based on a combination of historical results, current forecasts, market data and recent economic events. We evaluate the recoverability of indefinite-lived intangible assets using the relief-from-royalty method based on projected financial information.
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
We performed our annual impairment tests of goodwill and indefinite-lived intangible assets during the fourth quarter. A possible indicator of goodwill impairment is the relationship of a company’s market capitalization to its book value. As of December 31, 2019, our market capitalization exceeded our book value and the fair values of our reporting units exceeded their carrying values. Accordingly, there were no impairment losses identified as a result of our annual test.
Intangible Assets
We account for certain economic benefits purchased as a result of our acquisitions, including customer relations, distribution agreements, technology and trademarks, as intangible assets. Most trademarks have an indefinite life. We amortize all other intangible assets over a useful life determined by the expected cash flows produced by such intangibles and their respective tax benefits. Useful lives vary between 5 and 20 years, depending on the specific intangible asset.
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
The TCJA imposed a one-time tax on the deemed repatriation of undistributed foreign earnings (the "transition tax"). Except for a portion of the previously taxed foreign earnings that have been repatriated, we continue to assert that the remaining undistributed earnings of our foreign subsidiaries, the majority of which were subject to the transition tax, are indefinitely reinvested. We believe we are able to maintain a sufficient level of liquidity for our domestic operations and commitments without repatriating cash held by these foreign subsidiaries. Upon any future repatriation, additional tax expense or benefit may be incurred; however, we do not believe such amount would be material.
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

Results of Operations
The following table sets forth the percentage relationship to net sales of certain items in our Consolidated Statements of Income and Comprehensive Income for the periods presented:

	Year Ended December 31,
	2019	2018	2017
Net sales	100.0%	100.0%	100.0%
Cost of goods sold (excluding depreciation and amortization)	81.1	80.8	80.7
Selling, general and administrative expenses	14.0	14.1	14.3
Depreciation and amortization	0.8	0.8	0.8
Income from operations	4.1	4.3	4.2
Net interest and other	0.7	0.9	0.9
Income before income taxes	3.4	3.4	3.3
Provision for income taxes	0.7	0.6	1.2
Net income attributable to WESCO International	2.7%	2.8%	2.1%
2019 Compared to 2018
Net Sales. Net sales in 2019 increased 2.2% to $8.4 billion, compared with $8.2 billion in 2018. Organic sales for 2019 grew by 2.6% as foreign exchange rates and the number of workdays negatively impacted net sales by 0.8% and 0.4%, respectively, and were partially offset by the positive 0.8% impact from acquisitions.
The following table sets forth organic sales growth:

Twelve Months Ended
December 31,
Organic Sales Growth:	2019
Change in net sales	2.2%
Less: Impact from acquisitions	0.8%
Less: Impact from foreign exchange rates	(0.8)%
Less: Impact from number of workdays	(0.4)%
Organic sales growth	2.6%
Note: Organic sales growth is a non-GAAP financial measure of sales performance. Organic sales growth is calculated by deducting the percentage impact from acquisitions in the first year of ownership, foreign exchange rates and number of workdays from the overall percentage change in consolidated net sales.
Cost of Goods Sold. Cost of goods sold for 2019 was $6.8 billion, compared to $6.6 billion for 2018. Cost of goods sold as a percentage of net sales was 81.1% and 80.8% in 2019 and 2018, respectively. Cost of goods sold as a percentage of net sales was negatively impacted by a challenging pricing environment, as well as business mix.
Selling, General and Administrative ("SG&A") Expenses. SG&A expenses include costs associated with personnel, shipping and handling, travel, advertising, facilities, utilities and bad debts. SG&A expenses for 2019 were $1.2 billion, an increase of $21.2 million, or 1.8%, from 2018. SG&A expenses as a percentage of net sales improved to 14.0% in 2019 from 14.1% in 2018. The increase in SG&A expenses reflects the impact of the SLS acquisition and transactions costs related to our merger with Anixter, partially offset by lower variable payroll expenses and the absence of a bad debt charge that was recorded in the prior year.
SG&A payroll expenses for 2019 of $812.9 million increased by $8.7 million compared to 2018. The increase in SG&A payroll expenses was primarily due to wage inflation and the impact of the SLS acquisition, which were partially offset by lower variable compensation expense and benefit costs.
The remaining SG&A expenses for 2019 of $360.2 million increased by $12.4 million compared to 2018. The increase in the remaining SG&A expenses was primarily due to the impact of the SLS acquisition.

Depreciation and Amortization. Depreciation and amortization decreased $0.9 million to $62.1 million in 2019, compared with $63.0 million in 2018.
Income from Operations. Income from operations decreased by $6.2 million to $346.2 million in 2019, compared to $352.4 million in 2018. Income from operations as a percentage of net sales was 4.1% and 4.3% in 2019 and 2018, respectively. Adjusted for merger-related transaction costs of $3.1 million, income from operations was $349.3 million for 2019, or 4.2% of net sales.
Net Interest and Other. Net interest and other totaled $64.2 million in 2019, compared with $71.4 million in 2018, a decrease of 10.2%. The resolution of transfer pricing matters associated with the Canadian taxing authority resulted in non-cash interest income of $3.7 million for the year ended December 31, 2019. For the year ended December 31, 2018, net interest and other includes a foreign exchange loss of $3.0 million from the remeasurement of a financial instrument, as well as accelerated amortization of debt discount and debt issuance costs totaling $0.8 million due to early repayments of our then outstanding term loan facility.
Income Taxes. Our effective tax rate was 21.2% in 2019 compared to 19.8% in 2018. The higher effective tax rate in the current year is primarily due to the full application of the international provisions of U.S. tax reform.
Net Income. Net income decreased by $3.2 million, or 1.4%, to $222.2 million in 2019, compared to $225.4 million in 2018.
Net Loss Attributable to Noncontrolling Interests. Net loss attributable to noncontrolling interests in 2019 and 2018 was $1.2 million and $2.0 million, respectively.
Net Income Attributable to WESCO International. Net income and earnings per diluted share attributable to WESCO International were $223.4 million and $5.14 per share, respectively, in 2019, compared with $227.3 million and $4.82 per share, respectively, in 2018. Adjusted net income and earnings per diluted share attributable to WESCO International were $225.9 million and $5.20 per share, respectively, for the year ended December 31, 2019.
The following table sets forth adjusted net income attributable to WESCO International and adjusted earnings per diluted share:

	Twelve Months Ended
Adjusted Income from Operations:	December 31, 2019	December 31, 2018

Income from operations	$346.2	$352.4
Merger-related transaction costs	3.1	—
Adjusted income from operations	$349.3	$352.4

	Twelve Months Ended
Adjusted Provision for Income Taxes:	December 31, 2019	December 31, 2018

Provision for income taxes	$59.9	$55.7
Income tax effect of merger-related transaction costs	0.6	—
Adjusted provision for income taxes	$60.5	$55.7

	Twelve Months Ended
Adjusted Earnings Per Diluted Share:	December 31, 2019	December 31, 2018

Adjusted income from operations	$349.3	$352.4
Net interest and other	64.1	71.4
Adjusted income before income taxes	285.2	281.0
Adjusted provision for income taxes	60.5	55.7
Adjusted net income	224.7	225.3
Net loss attributable to noncontrolling interests	(1.2)	(2.0)
Adjusted net income attributable to WESCO International, Inc.	$225.9	$227.3

Diluted shares	43.5	47.2
Adjusted earnings per diluted share	$5.20	$4.82
Note: Income from operations, the provision for income taxes and earnings per diluted share for the year ended December 31, 2019 are adjusted to exclude $3.1 million of Anixter merger-related transaction costs and the related income tax effect. We believe that these non-GAAP financial measures provide a better understanding of our financial results on a comparable basis.
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
Income Taxes. Our effective tax rate was 19.8% in 2018 compared to 35.4% in 2017. The lower effective tax rate for 2018 was primarily due to the permanent reduction of the U.S. federal statutory income tax rate from 35% to 21%, effective January 1, 2018, as well as accounting for the income tax effects of the TCJA. In 2017, the effective tax rate was negatively impacted by the discrete income tax expense of $26.4 million related to the application of the TCJA.
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
Liquidity and Capital Resources
Total assets were $5.0 billion and $4.6 billion at December 31, 2019 and 2018, respectively. Total liabilities at December 31, 2019 and 2018 were $2.8 billion and $2.5 billion, respectively. Total stockholders’ equity was $2.3 billion and $2.1 billion at December 31, 2019 and 2018, respectively.
The following table sets forth our outstanding indebtedness:

	As of December 31,
	2019	2018
	(In millions)
International lines of credit	$26.3	$30.8
Term Loan Facility, less debt discount of $0.2 in 2018	—	24.6
Accounts Receivable Securitization Facility	415.0	275.0
Revolving Credit Facility	—	51.6
5.375% Senior Notes due 2021	500.0	500.0
5.375% Senior Notes due 2024	350.0	350.0
Capital leases	1.3	1.1
Total debt	1,292.6	1,233.1
Less unamortized debt issuance costs	(8.8)	(9.6)
Less short-term debt and current portion of long-term debt	(26.7)	(56.2)
Total long-term debt	$1,257.1	$1,167.3

The required annual principal repayments for all indebtedness for the next five years and thereafter, as of December 31, 2019, is set forth in the following table:

(In millions)
2020	$26.7
2021	500.9
2022	415.0
2023	—
2024	350.0
Thereafter	—
Total payments on debt	$1,292.6
Our liquidity needs generally arise from fluctuations in our working capital requirements, capital expenditures, acquisitions and debt service obligations. As of December 31, 2019, we had $563.8 million in available borrowing capacity under our Revolving Credit Facility and $185.0 million in available borrowing capacity under our Receivables Facility, which combined with available cash of $74.4 million, provided liquidity of $823.2 million. Cash included in our determination of liquidity represents cash in deposit and interest bearing investment accounts. We believe cash provided by operations and financing activities will be adequate to cover our current operational and business needs.
We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions. We also communicate on a regular basis with our lenders regarding our financial and working capital performance, liquidity position and financial leverage. Our financial leverage ratio was 2.8 and 2.7 as of December 31, 2019 and 2018, respectively. In addition, we are in compliance with all covenants and restrictions contained in our debt agreements as of December 31, 2019.
The following table sets forth the Company's financial leverage ratio as of December 31, 2019 and 2018:

	Twelve months ended
	December 31, 2019	December 31, 2018
(In millions, except ratios)
Net income	$222.2	$225.4
Provision for income taxes	59.9	55.7
Net interest and other	64.2	71.4
Depreciation and amortization	62.1	63.0
EBITDA	$408.4	$415.5

	December 31, 2019	December 31, 2018
Short-term borrowings and current debt	$26.7	$56.2
Long-term debt	1,257.1	1,167.3
Debt discount and debt issuance costs(1)	8.8	9.6
Total debt	1,292.6	1,233.1
Less: cash and cash equivalents	150.9	96.3
Total debt, net of cash	$1,141.7	$1,136.8

Financial leverage ratio	2.8	2.7

(1)	Debt is presented in the Consolidated Balance Sheets net of debt discount and debt issuance costs.
Note: Financial leverage is a non-GAAP financial measure of the use of debt. Financial leverage ratio is calculated by dividing total debt, including debt discount and debt issuance costs, by EBITDA. EBITDA is defined as the trailing twelve months earnings before interest, taxes, depreciation and amortization.

At December 31, 2019, we had cash and cash equivalents totaling $150.9 million, of which $111.0 million was held by foreign subsidiaries. As a result of the TCJA, we reevaluated our intent and ability to repatriate foreign earnings based upon the liquidity of our domestic operations and the cash flow needs of our foreign subsidiaries. Consequently, during the years ended December 31, 2019 and 2018, we repatriated a portion of the previously taxed earnings attributable to our foreign operations. We continue to assert that the remaining undistributed earnings of our foreign subsidiaries, the majority of which were subject to the one-time tax imposed by the TCJA, are indefinitely reinvested. We believe that we are able to maintain a sufficient level of liquidity for our domestic operations and commitments without repatriating cash held by these foreign subsidiaries. Upon any future repatriation, additional tax expense or benefit may be incurred; however, we do not believe such amount would be material.
Over the next several quarters, we plan to closely manage working capital, and it is expected that excess cash and amounts available under our Receivables Facility will be used to fund our merger with Anixter. Between signing and closing of the Anixter merger, we expect to use excess cash to repay indebtedness. After closing, it is expected that excess liquidity will be directed primarily at debt reduction and costs related to the integration process. We remain focused on maintaining ample liquidity and credit availability. We anticipate capital expenditures in 2020 to be similar to 2019. We believe our balance sheet and ability to generate ample cash flow provide us with a durable business model and should allow us to fund expansion needs and growth initiatives.
We finance our operating and investing needs as follows:
International Lines of Credit
Certain of our foreign subsidiaries have entered into uncommitted lines of credit, some of which are overdraft facilities, to support local operations. The maximum borrowing limit varies by facility and ranges between $2.0 million and $21.0 million. The applicable interest rate for borrowings under these lines of credit varies by country and is governed by the applicable loan agreement. The international lines of credit are renewable on an annual basis and certain facilities are fully and unconditionally guaranteed by WESCO Distribution. Accordingly, borrowings under these lines directly reduce availability under the Revolving Credit Facility. The average interest rate for these facilities was 6.32% and 8.78% at December 31, 2019 and 2018, respectively.
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
The Term Loan Agreement provided a seven-year term loan facility (the “Term Loan Facility”), which consisted of two separate sub-facilities: (i) a Canadian sub-facility in an aggregate principal amount of CAD150 million, issued at a 2.0% discount, and (ii) a U.S. sub-facility in an aggregate principal amount of $700 million, issued at a 1.0% discount. The proceeds of the Term Loan Facility were used to finance the acquisition of EECOL, and to pay fees and expenses incurred in connection with the acquisition and certain other transactions. Subject to the terms of the Term Loan Agreement, the Borrowers could request incremental term loans from time to time in an aggregate principal amount not to exceed at any time $300 million, with an equivalent principal amount in U.S. dollars being calculated for any incremental term loan denominated in Canadian dollars.
On November 19, 2013, the Borrowers and WESCO International entered into an amendment (the “Term Loan Amendment”) to the Term Loan Agreement. The Term Loan Amendment, among other things, reduced the applicable margin on U.S. term loans by 0.50% and the LIBOR floor applicable to the U.S. sub-facility from 1.00% to 0.75%. The modified pricing terms were effective December 13, 2013.
On November 26, 2013, WESCO Distribution sold $500 million aggregate principal amount of 5.375% Senior Notes due 2021 (the “2021 Notes”), and used the net proceeds plus excess cash to prepay $500 million under the Company's U.S. sub-facility of the Term Loan Facility (see discussion below under “5.375% Senior Notes due 2021” for additional information). The prepayment satisfied all remaining quarterly repayment obligations under the U.S. sub-facility. The Canadian sub-facility was fully repaid in 2015 and the remaining amount outstanding under the U.S. sub-facility was fully repaid in the first quarter of 2019.
Accounts Receivable Securitization Facility
On September 26, 2019, WESCO Distribution amended its accounts receivable securitization facility (the “Receivables Facility”) pursuant to the terms and conditions of a Ninth Amendment to the Fourth Amended and Restated Receivables Purchase Agreement, dated as of September 26, 2019 (the “Receivables Amendment”), by and among WESCO Receivables Corp. (“WESCO Receivables”), WESCO Distribution, the various purchaser groups from time to time party thereto and PNC Bank, National Association, as Administrator. The Receivables Amendment amended the amended and restated receivables purchase agreement entered into on September 24, 2015 (the “Existing Receivables Purchase Agreement” and as amended by the Receivables Amendment, the “Receivables Purchase Agreement”).

The Receivables Amendment increased the purchase limit under the Existing Receivables Purchase Agreement from $550 million to$600 million, with the opportunity to exercise an accordion feature that permits increases in the purchase limit of up to $200 million, extended the term of the Receivables Facility to September 26, 2022 and added and amended certain defined terms. The interest rate spread and commitment fee of the Receivables Facility is 0.95% and 0.45%, respectively.
Under the Receivables Facility, we sell, on a continuous basis, an undivided interest in all domestic accounts receivable to WESCO Receivables, a wholly owned special purpose entity (the “SPE”). The SPE sells, without recourse, a senior undivided interest in the receivables to financial institutions for cash while maintaining a subordinated undivided interest in the receivables, in the form of overcollateralization. Since we maintain control of the transferred receivables, the transfers do not qualify for “sale” treatment. As a result, the transferred receivables and related secured borrowings remain on the balance sheet. We have agreed to continue servicing the sold receivables for the third-party conduits and financial institutions at market rates; accordingly, no servicing asset or liability has been recorded.
As of December 31, 2019 and 2018, accounts receivable eligible for securitization totaled $809.5 million and $758.3 million, respectively. The Consolidated Balance Sheets as of December 31, 2019 and 2018 include $415.0 million and $275.0 million, respectively, of account receivable balances legally sold to third parties, as well as borrowings for equal amounts. At December 31, 2019, the interest rate for this facility was approximately 2.0%.
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
The Revolving Credit Facility matures in September 2024 and is collateralized by (i) substantially all assets of WESCO Distribution and its subsidiaries which are party to the Credit Agreement, other than, among other things, real property and accounts receivable sold or intended to be sold pursuant to WESCO Distribution’s Receivables Facility, and (ii) substantially all assets of WESCO Canada and the other Canadian Borrowers, other than, among other things, real property, in each case, subject to customary exceptions and limitations. The obligations of WESCO Distribution and the other U.S. Borrowers under the Revolving Credit Facility have been guaranteed by the Company and certain of WESCO Distribution’s subsidiaries. The obligations of WESCO Canada and the other Canadian Borrowers under the Revolving Credit Facility have been guaranteed by certain subsidiaries of WESCO Canada and the other Canadian Borrowers. The applicable interest rate for borrowings under the Revolving Credit Facility includes interest rate spreads based on available borrowing capacity that range between 1.25% and 1.50% for LIBOR-based borrowings and 0.25% and 0.50% for prime rate-based borrowings. At December 31, 2019, the interest rate for this facility was approximately1.6%.
The Credit Agreement requires compliance with conditions precedent that must be satisfied prior to any borrowing as well as ongoing compliance with certain customary affirmative and negative covenants. The Credit Agreement contains customary events of default.
During 2019, WESCO borrowed $715.4 million under the Revolving Credit Facility and made repayments in the aggregate amount of $767.4 million. During 2018, aggregate borrowings and repayments were $473.1 million and $433.5 million, respectively. We had $563.8 million available under the Revolving Credit facility at December 31, 2019, after giving effect to $28.4 million of outstanding letters of credit, $36.1 million of surety bonds, and $7.8 million of other reserves, as compared to $515.9 million available under the Revolving Credit facility at December 31, 2018, after giving effect to $27.2 million of outstanding letters of credit, $19.5 million of surety bonds, and $5.3 million of other reserves.
5.375% Senior Notes due 2021
In November 2013, WESCO Distribution issued $500 million aggregate principal amount of 2021 Notes through a private offering exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). The 2021 Notes were issued at 100% of par and are governed by an indenture (the “2021 Indenture”) entered into on November 26, 2013 between WESCO International and U.S. Bank National Association, as trustee. The 2021 Notes are unsecured senior obligations of WESCO Distribution and are guaranteed on a senior unsecured basis by WESCO International. The 2021 Notes bear interest at a stated rate of 5.375%, payable semi-annually in arrears on June 15 and December 15 of each year. In addition, WESCO incurred costs related to the issuance of the 2021 Notes totaling $8.4 million, which were recorded as a reduction to the carrying value of the debt and are being amortized over the life of the notes. The 2021 Notes mature on December 15, 2021. The net proceeds of the 2021 Notes were used to prepay a portion of the U.S. sub-facility of the term loan due 2019.

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
5.375% Senior Notes due 2024
In June 2016, WESCO Distribution issued $350 million aggregate principal amount of 5.375% Senior Notes due 2024 (the "2024 Notes") through a private offering exempt from the registration requirements of the Securities Act. The 2024 Notes were issued at 100% of par and are governed by an indenture (the “2024 Indenture”) entered into on June 15, 2016 among WESCO Distribution, as issuer, WESCO International, as parent guarantor, and U.S. Bank National Association, as trustee. The 2024 Notes are unsecured senior obligations of WESCO Distribution and are guaranteed on a senior unsecured basis by WESCO International. The 2024 Notes bear interest at a rate of 5.375% per annum, payable semi-annually in arrears on June 15 and December 15 of each year. WESCO incurred costs totaling $6.0 million to issue the 2024 Notes, which were recorded as a reduction to the carrying value of the debt and are being amortized over the life of the note. The notes mature on June 15, 2024. The Company used the net proceeds to redeem its 6.0% Convertible Senior Debentures due 2029 on September 15, 2016.
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
Covenant Compliance
We were in compliance with all relevant covenants and restrictions contained in our debt agreements as of December 31, 2019.
Cash Flow
An analysis of cash flows for 2019 and 2018 follows:
Operating Activities. Cash provided by operating activities for 2019 totaled $224.4 million, compared with $296.7 million of cash generated in 2018. Cash provided by operating activities included net income of $222.2 million and adjustments to net income totaling $83.2 million. Sources of cash in 2019 were generated from an increase in accounts payable of $23.5 million and a decrease in trade accounts receivable of $11.5 million. Primary uses of cash in 2019 included: an increase in inventories of $47.3 million; a decrease in accrued payroll and benefit costs of $39.1 million; an increase in other current and noncurrent assets of $28.8 million; and, a decrease in other current and noncurrent liabilities of $0.8 million.
Cash provided by operating activities for 2018 totaled $296.7 million, compared with $149.1 million of cash generated in 2017. Cash provided by operating activities included net income of $225.4 million and adjustments to net income totaling $84.9 million. Sources of cash in 2018 were generated from an increase in accrued payroll and benefit costs related to incentive compensation of $18.8 million, and an increase in accounts payable of $9.2 million. Primary uses of cash in 2018 included a $22.9 million and a $8.7 million increase in trade accounts receivable and inventories, respectively, as a result of sales growth, an increase in other current and noncurrent assets of $4.3 million, and a decrease in other current and noncurrent liabilities of $5.7 million.
Investing Activities. Net cash used in investing activities in 2019 was $60.8 million, compared with $34.1 million in 2018. Capital expenditures in 2019 of $44.1 million increased from $36.2 million in 2018 to support the growth of our business. Included in 2019 were payments of $27.6 million for the acquisition of SLS. Proceeds from the sale of assets were $16.8 million and $12.5 million in 2019 and 2018, respectively. Other investing activities in 2019 included $5.9 million of cash outflows.
Net cash used in investing activities in 2018 was $34.1 million, compared with $5.3 million in 2017. Capital expenditures in 2018 of $36.2 million increased from $21.5 million in 2017 to support the growth of our business. Proceeds from the sale of assets were $12.5 million and $6.8 million in 2018 and 2017, respectively. Other investing activities in 2018 included $10.4 million of cash outflows, the majority of which was for the purchase of a foreign investment.
Financing Activities. Net cash used in financing activities in 2019 was $109.8 million, compared with $275.1 million in 2018. During 2019, financing activities consisted of borrowings and repayments of $715.4 million and $767.4 million, respectively, related to our Revolving Credit Facility, borrowings and repayments of $590.0 million and $450.0 million, respectively, related to our Receivables Facility, $24.8 million applied to fully repaying our Term Loan Facility, as well as net repayments of $5.0 million related to our various international lines of credit. Additionally, financing activities for 2019 included the repurchase of $150.0 million of the Company's common stock pursuant to the share repurchase plan announced on December 13, 2017 and amended on October 31, 2018.
Net cash used in financing activities in 2018 was $275.1 million, compared with $141.2 million in 2017. During 2018, financing activities consisted of borrowings and repayments of $473.1 million and $433.5 million, respectively, related to our Revolving Credit Facility, borrowings and repayments of $720.0 million and $825.0 million, respectively, related to our Receivables Facility, repayments of $60.0 million related to our Term Loan Facility, as well as net repayments of $1.4 million related to our various international lines of credit. Financing activities in 2018 also included the repurchase of $127.2 million of the Company's common stock, of which $125.0 million was pursuant to the share repurchase plan announced on December 13, 2017 and amended on October 31, 2018.
Contractual Cash Obligations and Other Commercial Commitments
The following table summarizes our contractual obligations at December 31, 2019, including interest, and the effect such obligations are expected to have on liquidity and cash flow in future periods.

	2020	2021 to 2022	2023 to 2024	2025 - After	Total
(In millions)
Contractual cash obligations (including interest):
Debt, excluding debt issuance costs	$26.7	$915.9	$350.0	$—	$1,292.6
Interest on indebtedness(1)	55.7	78.0	28.2	—	161.9
Non-cancelable operating leases	72.9	111.0	60.6	32.6	277.2
Taxes due on deemed repatriation of foreign earnings(2)	2.0	4.6	10.4	19.9	36.8
Total contractual cash obligations	$157.3	$1,109.6	$449.2	$52.5	$1,768.6

(1)	Interest on the variable rate debt was calculated using the rates and balances outstanding at December 31, 2019.

(2)	Includes the U.S. federal income taxes due under the deemed repatriation provisions of the TCJA, net of available foreign tax credits, that will be paid in installments.
Purchase orders for inventory requirements and service contracts are not included in the table above. Generally, our purchase orders and contracts contain clauses allowing for cancellation. We do not have significant agreements to purchase material or goods that would specify minimum order quantities. Also, we do not consider liabilities for uncertain tax benefits to be contractual obligations requiring disclosure due to the uncertainty surrounding the ultimate settlement and timing of these liabilities. As such, we have not included liabilities for uncertain tax benefits of less than $0.1 million in the table above.
Inflation
The rate of inflation, as measured by changes in the producer price index, affects different commodities, the cost of products purchased and ultimately the pricing of our different products and product classes to our customers. For the year ended December 31, 2019, pricing related to inflation impacted our sales by 1% to 2%.

Seasonality
Our operating results are not significantly affected by seasonal factors. Sales during the first quarter are usually affected by a reduced level of activity. Sales during the second, third and fourth quarters are generally 6% to 9% higher than the first quarter. Sales typically increase beginning in March, with slight fluctuations per month through October. During periods of economic expansion or contraction, our sales by quarter have varied significantly from this pattern.
Impact of Recently Issued Accounting Standards
See Note 2 of the Notes to Consolidated Financial Statements for information regarding the effect of new accounting pronouncements.
Item 7A. Quantitative and Qualitative Disclosures about Market Risks.
Foreign Currency Risks
Approximately 25% of our sales in 2019 were from our foreign subsidiaries located in North America, South America, Europe, Africa, and the Asia Pacific region and are denominated in foreign currencies. We may establish additional foreign subsidiaries in the future. Accordingly, we may derive a larger portion of our sales from international operations, and a portion of these sales may be denominated in foreign currencies. As a result, our future operating results could become subject to fluctuations in foreign exchange rates relative to the U.S. dollar. Furthermore, to the extent that we engage in international sales denominated in U.S. dollars, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets. We have monitored and will continue to monitor our exposure to currency fluctuations.
Interest Rate Risk
Fixed Rate Borrowings: As of December 31, 2019, approximately 66% of our debt portfolio is comprised of fixed rate debt. At various times, we have refinanced our debt to mitigate the impact of interest rate fluctuations. As the 2021 Notes and 2024 Notes were issued at fixed rates, interest expense would not be impacted by interest rate fluctuations, although market value would be. For the 2021 Notes and 2024 Notes, fair value approximated carrying value (see Note 4 to the Consolidated Financial Statements).
Floating Rate Borrowings: The Company's variable rate borrowings are comprised of the Revolving Credit Facility, Receivables Facility, and the international lines of credit. The fair value of these debt instruments at December 31, 2019 approximated carrying value. We borrow under our Revolving Credit Facility and Receivables Facility for general corporate purposes, including working capital requirements and capital expenditures. Borrowings under our Revolving Credit Facility bear interest at the applicable LIBOR / CDOR (Canadian Dealer Offered Rate) or base rates plus applicable margins, whereas borrowings under the Receivables Facility bear interest at the 30 day LIBOR plus applicable margins. A 100 basis point increase or decrease in interest rates would not have a significant impact on future earnings under our current capital structure.
Defined Benefit Pension Plan: The interest rate used to discount future estimated cash flows is determined using the Canadian Institute of Actuaries ("CIA") methodology, which references yield curve information provided by Fiera Capital. The discount rate used to determine the projected benefit obligations for the Canadian pensions was 3.2% at December 31, 2019. An increase in the discount rate of one percent would decrease the projected benefit obligations by $26.0 million, and a decrease in the discount rate of one percent would increase the projected benefit obligations by $35.3 million. The impact of a change in the discount rate of one percent would be either a charge of $2.3 million or a credit of $1.6 million to earnings in the following year.

Item 8. Financial Statements and Supplementary Data.
The information required by this item is set forth in our Consolidated Financial Statements contained in this Annual Report on Form 10-K. Specific financial statements can be found at the pages listed below:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of WESCO International, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of WESCO International, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of income and comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2019 appearing under Item 15(b) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Annual Goodwill Impairment Assessment
As described in Notes 2 and 5 to the consolidated financial statements, the Company’s goodwill balance was $1.8 billion as of December 31, 2019. Goodwill is tested by management for impairment annually during the fourth quarter or more frequently if triggering events occur, indicating that the carrying value may not be recoverable. Management tests for goodwill impairment on a reporting unit level and the evaluation involves comparing the fair value of each reporting unit to its carrying value. Fair value is estimated using a combination of a discounted cash flow analysis and a market multiples approach. Management applied significant judgment related to these fair value techniques, which included, for each year in the forecast, the selection of expected operating margin and discount rate assumptions.
The principal considerations for our determination that performing procedures relating to the annual goodwill impairment assessment is a critical audit matter are (i) there was a high degree of auditor judgment and subjectivity in applying procedures relating to the fair value measurements of the reporting units due to the significant amount of judgment by management when developing the estimates; (ii) significant audit effort was required in performing procedures and in evaluating management’s significant assumptions relating to the estimates, including the expected operating margins and discount rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the determination of the fair value of the Company’s reporting units. These procedures also included, among others, testing management’s process for developing the fair value estimates; evaluating the appropriateness of the valuation techniques used in management’s estimates; testing the completeness, accuracy, and relevance of underlying data used in the techniques; and evaluating the reasonableness of significant assumptions used by management, including expected operating margins and discount rates. Evaluating management’s assumptions related to expected operating margins involved evaluating whether the assumptions used by management were reasonable considering the current and past performance of the reporting units, consistency with industry data, and whether the assumptions were consistent with evidence obtained in other areas of the audit. The discount rates were evaluated by considering the cost of capital of comparable business and other market factors, which involved the use of professionals with specialized skill and knowledge to assist in doing so.

/s/ PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
February 24, 2020

We have served as the Company’s auditor since 1994.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
	As of December 31,
	2019	2018
	(In thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$150,902	$96,343
Trade accounts receivable, net of allowance for doubtful accounts of $25,443 and $24,468
in 2019 and 2018, respectively	1,187,359	1,166,607
Other accounts receivable	98,029	96,984
Inventories	1,011,674	948,726
Income taxes receivable	16,371	24,873
Prepaid expenses and other current assets	76,076	52,107
Total current assets	2,540,411	2,385,640
Property, buildings and equipment, net (Note 8)	181,448	160,878
Operating lease assets (Notes 2 and 9)	235,834	—
Intangible assets, net (Note 5)	287,275	316,016
Goodwill (Note 5)	1,759,040	1,722,603
Deferred income taxes (Note 12)	11,248	16,374
Other assets	2,379	3,525
Total assets	$5,017,635	$4,605,036
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$830,478	$794,348
Accrued payroll and benefit costs (Note 14)	49,508	88,105
Short-term debt (Note 10)	26,255	30,785
Current portion of long-term debt, net of debt discount and debt issuance costs of $488 in 2018 (Note 10)	430	25,429
Bank overdrafts	18,021	17,818
Other current liabilities (Notes 2 and 9)	159,367	105,461
Total current liabilities	1,084,059	1,061,946
Long-term debt, net of debt discount and debt issuance costs of $8,876 and $9,243 in 2019 and 2018, respectively (Note 10)	1,257,067	1,167,311
Operating lease liabilities (Notes 2 and 9)	179,830	—
Deferred income taxes (Note 12)	146,617	143,967
Other noncurrent liabilities	91,391	102,086
Total liabilities	$2,758,964	$2,475,310
Commitments and contingencies (Note 16)
Stockholders’ Equity:
Preferred stock, $.01 par value; 20,000,000 shares authorized, no shares issued or outstanding (Note 11)	—	—
Common stock, $.01 par value; 210,000,000 shares authorized, 59,308,018 and 59,157,696 shares issued and 41,797,093 and 45,106,085 shares outstanding in 2019 and 2018, respectively (Note 11)	593	592
Class B nonvoting convertible common stock, $.01 par value; 20,000,000 shares authorized, 4,339,431 issued and no shares outstanding in 2019 and 2018, respectively	43	43
Additional capital	1,039,347	993,666
Retained earnings	2,530,429	2,307,462
Treasury stock, at cost; 21,850,356 and 18,391,042 shares in 2019 and 2018, respectively	(937,157)	(758,018)
Accumulated other comprehensive loss	(367,772)	(408,435)
Total WESCO International, Inc. stockholders' equity	2,265,483	2,135,310
Noncontrolling interests	(6,812)	(5,584)
Total stockholders’ equity	2,258,671	2,129,726
Total liabilities and stockholders’ equity	$5,017,635	$4,605,036
The accompanying notes are an integral part of the consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended December 31,
	2019	2018	2017
	(In thousands, except per share data)
Net sales	$8,358,917	$8,176,601	$7,679,021
Cost of goods sold (excluding depreciation and amortization)	6,777,456	6,609,220	6,194,366
Selling, general and administrative expenses (Note 14)	1,173,137	1,151,944	1,101,598
Depreciation and amortization	62,107	62,997	64,017
Income from operations	346,217	352,440	319,040
Net interest and other	64,156	71,415	66,600
Income before income taxes	282,061	281,025	252,440
Provision for income taxes (Note 12)	59,863	55,670	89,307
Net income	222,198	225,355	163,133
Less: Net loss attributable to noncontrolling interests	(1,228)	(1,988)	(327)
Net income attributable to WESCO International, Inc.	$223,426	$227,343	$163,460
Other comprehensive income (loss):
Foreign currency translation adjustments	49,306	(99,643)	85,762
Post retirement benefit plan adjustments, net of tax (Note 14)	(8,643)	3,798	(6,381)
Comprehensive income attributable to WESCO International, Inc.	$264,089	$131,498	$242,841

Earnings per share attributable to WESCO International, Inc. (Note 13)
Basic	$5.18	$4.87	$3.42
Diluted	$5.14	$4.82	$3.38
The accompanying notes are an integral part of the consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
										Accumulated Other
			Class B			Retained				Comprehensive
	Common Stock		Common Stock		Additional	Earnings	Treasury Stock		Noncontrolling	Income
(In thousands)	Amount	Shares	Amount	Shares	Capital	(Deficit)	Amount	Shares	Interests	(Loss)
Balance, December 31, 2016	$588	58,817,781	$43	4,339,431	$986,020	$1,914,757	$(542,537)	(14,545,715)	$(3,269)	$(391,971)
Exercise of stock-based awards	3	243,361			(407)		(4,583)	(51,401)
Stock-based compensation expense					14,809
Repurchases of common stock					38		(100,038)	(1,778,537)
Tax withholding related to vesting of restricted stock units and retirement of common stock	—	(15,380)			(1,304)	1,480
Noncontrolling interests									(327)
Net income attributable to WESCO						163,460
Translation adjustments										85,762
Benefit plan adjustments, net of tax effect of $2,361										(6,381)
Balance, December 31, 2017	$591	59,045,762	$43	4,339,431	$999,156	$2,079,697	$(647,158)	(16,375,653)	$(3,596)	$(312,590)
Exercise of stock-based awards	1	130,371			(45)		(841)	(11,943)
Stock-based compensation expense and other					10,790
Repurchases of common stock					(14,981)		(110,019)	(2,003,446)
Tax withholding related to vesting of restricted stock units and retirement of common stock	—	(18,437)			(1,254)	422
Noncontrolling interests									(1,988)
Net income attributable to WESCO						227,343
Translation adjustments										(99,643)
Benefit plan adjustments, net of tax effect of $1,406										3,798
Balance, December 31, 2018	$592	59,157,696	$43	4,339,431	$993,666	$2,307,462	$(758,018)	(18,391,042)	$(5,584)	$(408,435)
Exercise of stock-based awards	1	198,985			(84)		(238)	(3,730)
Stock-based compensation expense					19,062
Repurchases of common stock					28,901		(178,901)	(3,455,584)
Tax withholding related to vesting of restricted stock units and retirement of common stock	—	(48,663)			(2,198)	(459)
Noncontrolling interests									(1,228)
Net income attributable to WESCO						223,426
Translation adjustments										49,306
Benefit plan adjustments, net of tax effect of $2,943										(8,643)
Balance, December 31, 2019	$593	59,308,018	$43	4,339,431	$1,039,347	$2,530,429	$(937,157)	(21,850,356)	$(6,812)	$(367,772)
The accompanying notes are an integral part of the consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Operating Activities:
Net income	$222,198	$225,355	$163,133
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62,107	62,997	64,017
Stock-based compensation expense	19,062	16,445	14,809
Other operating activities (Note 2)	(11,175)	(3,652)	25
Deferred income taxes (Note 12)	13,205	9,137	(50,396)
Changes in assets and liabilities:
Trade accounts receivable, net	11,453	(22,934)	(112,977)
Inventories	(47,297)	(8,702)	(119,002)
Other current and noncurrent assets	(28,785)	(4,239)	(2,829)
Accounts payable	23,505	9,193	102,870
Accrued payroll and benefit costs	(39,081)	18,777	24,679
Other current and noncurrent liabilities	(825)	(5,656)	64,793
Net cash provided by operating activities	224,367	296,721	149,122
Investing Activities:
Capital expenditures	(44,067)	(36,210)	(21,507)
Acquisition payments	(27,597)	—	—
Proceeds from sale of assets	16,795	12,461	6,766
Other investing activities	(5,931)	(10,393)	9,446
Net cash used in investing activities	(60,800)	(34,142)	(5,295)
Financing Activities:
Repayments of short-term debt, net (Note 2)	(29,780)	(1,454)	11,789
Proceeds from issuance of long-term debt	1,305,421	1,193,067	1,504,636
Repayments of long-term debt	(1,217,434)	(1,318,470)	(1,556,636)
Repurchases of common stock (Note 13)	(153,049)	(127,169)	(106,792)
Repayment of deferred acquisition payable	(11,401)	—	—
Increase (decrease) in bank overdrafts	204	(19,857)	8,199
Other financing activities (Note 2)	(3,727)	(1,211)	(2,392)
Net cash used in financing activities	(109,766)	(275,094)	(141,196)
Effect of exchange rate changes on cash and cash equivalents	758	(9,095)	5,191
Net change in cash and cash equivalents	54,559	(21,610)	7,822
Cash and cash equivalents at the beginning of period	96,343	117,953	110,131
Cash and cash equivalents at the end of period	$150,902	$96,343	$117,953
Supplemental disclosures:
Cash paid for interest	$65,275	$64,702	$63,795
Cash paid for taxes	64,531	61,983	65,117
Non-cash investing and financing activities:
Property, buildings and equipment acquired through capital leases	1,341	437	552
The accompanying notes are an integral part of the consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION
WESCO International, Inc. ("WESCO International") and its subsidiaries (collectively, “WESCO” or the "Company"), headquartered in Pittsburgh, Pennsylvania, is a full-line distributor of electrical, industrial and communications maintenance, repair and operating ("MRO") and original equipment manufacturer ("OEM") products, construction materials, and advanced supply chain management and logistics services used primarily in the industrial, construction, utility and commercial, institutional and government markets. WESCO serves approximately 70,000 active customers globally, through approximately 500 branches and 11 distribution centers located primarily in the United States, Canada and Mexico, with operations in 16 additional countries.
2. ACCOUNTING POLICIES
Basis of Consolidation
The consolidated financial statements include the accounts of WESCO International and all of its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
Reclassifications
The Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017 include certain reclassifications to previously reported amounts to conform to the current period's presentation.
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
Supplier Volume Rebates
WESCO receives volume rebates from certain suppliers based on contractual arrangements with such suppliers. Volume rebates are included within other accounts receivable in the Consolidated Balance Sheets, and represent the estimated amounts due to WESCO based on forecasted purchases and the rebate provisions of the various supplier contracts. The corresponding rebate income is recorded as a reduction to cost of goods sold. Receivables under the supplier rebate program were $81.6 million at December 31, 2019 and $73.5 million at December 31, 2018. The supplier volume rebate as a percentage of net sales was 1.2% in 2019, and 1.3% in 2018 and 2017.
Cash Equivalents
Cash equivalents are defined as highly liquid investments with original maturities of 90 days or less when purchased.
Allowance for Doubtful Accounts
WESCO maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. WESCO has a systematic procedure using historical data and reasonable assumptions of collectability made at the local branch level and on a consolidated corporate basis to estimate allowances for doubtful accounts. If the financial condition of WESCO’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The allowance for doubtful accounts was $25.4 million at December 31, 2019 and $24.5 million at December 31, 2018. The total amount recorded as selling, general and administrative expense related to bad debts was $7.0 million, $10.9 million and $8.5 million for 2019, 2018 and 2017, respectively.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Inventories
Inventories primarily consist of merchandise purchased for resale and are stated at the lower of cost and net realizable value. Cost is determined principally under the average cost method. WESCO makes provisions for obsolete or slow-moving inventories as necessary to reflect reductions in value. WESCO writes down its inventories to net realizable value based on internal factors derived from historical analysis of actual losses. WESCO uses past data to identify items in excess of 36 months supply relative to demand or movement. WESCO then analyzes the ultimate disposition of identified excess inventories as they are sold, returned to supplier, or scrapped. This historical item-by-item analysis allows WESCO to develop an estimate of the likelihood that an item identified as being in excess supply ultimately becomes obsolete. WESCO applies the estimate to inventories currently in excess of 36 months supply, and reduces the carrying value of its inventories by the derived amount. Reserves for excess and obsolete inventories were $30.7 million and $27.6 million at December 31, 2019 and 2018, respectively. The total expense related to excess and obsolete inventories, included in cost of goods sold, was $10.0 million, $9.7 million and $8.8 million for 2019, 2018 and 2017, respectively. WESCO absorbs into the cost of inventories certain overhead expenses such as purchasing, receiving and storage and at December 31, 2019 and 2018, $71.2 million and $69.2 million, respectively, of these costs were included in ending inventories.
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
Of WESCO’s $181.4 million net book value of property, buildings and equipment as of December 31, 2019, $88.1 million consists of land, buildings and leasehold improvements that are geographically dispersed among WESCO’s 500 branches and 11 distribution centers, mitigating the risk of impairment. WESCO assesses its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of any such assets may not be fully recoverable. Changes in circumstances include technological advances, changes in the business model, capital structure, economic conditions or operating performance. The evaluation is based upon, among other things, utilization, serviceability and assumptions about the estimated future undiscounted cash flows that these assets are expected to generate. When the sum of the undiscounted cash flows is less than the carrying value of the asset or asset group, an impairment loss is recognized to the extent that carrying value exceeds fair value. Management applies its best judgment when performing these evaluations.
Goodwill and Indefinite-Lived Intangible Assets
Goodwill and indefinite-lived intangible assets are tested for impairment annually during the fourth quarter using information available at the end of September, or more frequently if triggering events occur, indicating that their carrying value may not be recoverable. WESCO tests for goodwill impairment on a reporting unit level and the evaluation involves comparing the fair value of each reporting unit to its carrying value. The fair values of the reporting units are determined using a combination of a discounted cash flow analysis and market multiples. Assumptions used for these fair value techniques, including expected operating margin and discount rate, are based on a combination of historical results, current forecasts, market data and recent economic events. WESCO evaluates the recoverability of indefinite-lived intangible assets using the relief-from-royalty method based on projected financial information. At December 31, 2019 and 2018, respectively, goodwill and indefinite-lived trademarks totaled $1.9 billion and $1.8 billion.
WESCO performed its annual impairment tests of goodwill and indefinite-lived intangible assets during the fourth quarter. A possible indicator of goodwill impairment is the relationship of a company’s market capitalization to its book value. As of December 31, 2019, WESCO's market capitalization exceeded its book value and the fair values of its reporting units exceeded their carrying values. Accordingly, there were no impairment losses identified as a result of the annual test.
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
Insurance Programs
WESCO uses commercial insurance for auto, workers’ compensation, casualty and health claims, and information technology as a risk-reduction strategy to minimize catastrophic losses. The Company’s strategy involves large deductible policies where WESCO must pay all costs up to the deductible amount. WESCO estimates the reserve for these programs based on historical incident rates and costs. The assumptions included in developing this accrual include the period of time between the incurrence and payment of a claim. The total liability related to insurance programs was $12.9 million and $13.1 million at December 31, 2019 and 2018, respectively.
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
The Tax Cuts and Jobs Act of 2017 (the “TCJA”) imposed a one-time tax on the deemed repatriation of undistributed foreign earnings (the "transition tax"). Except for the portion of previously taxed foreign earnings that have been repatriated, WESCO continues to assert that the remaining undistributed earnings of its foreign subsidiaries, the majority of which were subject to the transition tax, are indefinitely reinvested. WESCO believes it is able to maintain a sufficient level of liquidity for its domestic operations and commitments without repatriating cash held by these foreign subsidiaries. Upon any future repatriation, additional tax expense or benefit may be incurred; however, management does not believe it will be material.
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

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
Recently Adopted Accounting Pronouncements
Effective January 1, 2019, WESCO adopted Accounting Standards Update (ASU) 2016-02, Leases, and all the related amendments (“Topic 842”), a comprehensive new standard that amended various aspects of existing accounting guidance for leases. The adoption of Topic 842 resulted in the recognition of right-of-use assets and lease liabilities for operating leases of approximately$240 million and$245 million, respectively, in the Consolidated Balance Sheet as of January 1, 2019, most of which relate to real estate. The adoption of Topic 842 did not have a material impact on the Consolidated Statements of Income and Comprehensive Income or Consolidated Statements of Cash Flows for the year ended December 31, 2019.
The Company used the optional effective date transition method and therefore did not adjust the prior comparative periods presented herein. There was no cumulative-effect adjustment to beginning retained earnings as a result of using this method. In addition, the Company elected the package of practical expedients that allowed the adoption of Topic 842 without reassessing arrangements that commenced prior to the effective date. Additional qualitative and quantitative information about the Company's leases is disclosed in Note 9.
Recently Issued Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduces new guidance for the accounting for credit losses on certain financial instruments. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. Management has compared its current policy for estimating losses resulting from uncollectible trade accounts receivable to the requirements of the new standard. To support the new standard, management is currently identifying and implementing appropriate changes to the its business processes and controls. The new standard will be adopted in the first quarter of 2020. The adoption of this pronouncement is not expected to have an impact on WESCO's consolidated financial statements and notes thereto.
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
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which removes certain exceptions to the general principles of Accounting Standards Codification Topic 740, Income Taxes, and simplifies other aspects of accounting for income taxes. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted in any interim or annual period,

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

with any adjustments reflected as of the beginning of the fiscal year of adoption. Management does not expect the adoption of this accounting standard to have a material impact on its consolidated financial statements and notes thereto.
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
The following tables disaggregate WESCO’s net sales by end market and geography:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Industrial	$3,000,253	$2,983,062	$2,852,357
Construction	2,743,852	2,684,844	2,546,261
Utility	1,347,448	1,303,697	1,181,704
Commercial, Institutional and Government	1,267,364	1,204,998	1,098,699
Total by end market	$8,358,917	$8,176,601	$7,679,021

	Year Ended December 31,
(In thousands)	2019	2018	2017
United States	$6,234,119	$6,089,130	$5,775,988
Canada (1)	1,647,066	1,647,933	1,521,378
Other International (1)	477,732	439,538	381,655
Total by geography	$8,358,917	$8,176,601	$7,679,021

(1)	The prior periods has been reclassified to confirm to the current period's presentation.
In accordance with certain contractual arrangements, WESCO receives payment from its customers in advance and recognizes such payment as deferred revenue. Revenue for advance payment is recognized when the performance obligation has been satisfied and control has transferred to the customer, which is generally upon shipment. Deferred revenue is usually recognized within a year or less from the date of the customer’s advance payment. At December 31, 2019 and 2018, $12.3 million and $11.8 million, respectively, of deferred revenue was recorded as a component of other current liabilities in the Consolidated Balance Sheets.
WESCO’s revenues are adjusted for variable consideration, which includes customer volume rebates, returns, and discounts. WESCO measures variable consideration by estimating expected outcomes using analysis and inputs based upon historical data, as well as current and forecasted information. Variable consideration is reviewed by management on a monthly basis and revenue is adjusted accordingly. Variable consideration reduced revenue for the years ended December 31, 2019, 2018 and 2017 by approximately $106.6 million, $107.4 million and $91.1 million, respectively.
Shipping and handling costs are recognized in net sales when they are billed to the customer. These costs are recognized as a component of selling, general and administrative expenses when WESCO does not bill the customer. WESCO has elected to recognize shipping and handling costs as a fulfillment cost. Shipping and handling costs recorded as a component of selling, general and administrative expenses totaled $71.7 million, $74.1 million and $61.8 million for the years ended December 31, 2019, 2018 and 2017, respectively.
4. FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, bank overdrafts, and outstanding indebtedness. The Company uses a market approach to determine the fair value of its debt instruments, utilizing quoted prices in active markets, interest rates and other relevant information generated by market transactions involving similar instruments. Therefore, the inputs used to measure the fair value of the Company's debt instruments are classified as Level

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

2 within the fair value hierarchy. The reported carrying amounts of WESCO's financial instruments approximated their fair values as of December 31, 2019 and 2018.
5. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table sets forth the changes in the carrying value of goodwill:

	Year Ended December 31,
	2019	2018
	(In thousands)
Beginning balance January 1	$1,722,603	$1,771,877
Foreign currency exchange rate changes	30,670	(49,274)
Adjustments to goodwill for acquisitions	5,767	—
Ending balance December 31	$1,759,040	$1,722,603

Intangible Assets
The components of intangible assets are as follows:

		December 31, 2019			December 31, 2018
	Life	Gross Carrying Amount (1)	Accumulated Amortization (1)	Net Carrying Amount	Gross Carrying Amount (1)	Accumulated Amortization (1)	Net Carrying Amount
		(In thousands)
Intangible assets:
Trademarks	Indefinite	$98,699	$—	$98,699	$96,260	$—	$96,260
Trademarks	10-15	24,800	(9,319)	15,481	25,185	(7,585)	17,600
Non-compete agreements	5	196	(180)	16	196	(141)	55
Customer relationships	10-20	358,341	(201,962)	156,379	358,620	(180,395)	178,225
Distribution agreements	10-19	37,371	(25,294)	12,077	36,984	(22,562)	14,422
Patents	10	48,310	(43,687)	4,623	48,310	(38,856)	9,454
		$567,717	$(280,442)	$287,275	$565,555	$(249,539)	$316,016

(1)	Excludes the original cost and related accumulated amortization of fully-amortized intangible assets.
Amortization expense related to intangible assets totaled $35.5 million, $35.9 million and $37.8 million for the years ended December 31, 2019, 2018 and 2017, respectively.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The following table sets forth the estimated amortization expense for intangible assets for the next five years and thereafter:

For the year ending December 31,	(In thousands)
2020	$34,037
2021	26,387
2022	23,903
2023	23,311
2024	19,863
Thereafter	61,075

6. CONCENTRATIONS OF CREDIT RISK AND SIGNIFICANT SUPPLIERS
WESCO distributes its products and services and extends credit to a large number of customers in the industrial, construction, utility, and commercial, institutional and government markets. Based upon WESCO’s broad customer base, Managment has concluded that it has no material credit risk as a result of customer concentration. WESCO is subject to supplier concentration risk as Eaton Corporation, the Company's largest supplier, accounted for approximately 11% of its purchases in 2019, 2018 and 2017.
7. ACQUISITIONS
The following table sets forth the consideration paid for acquisitions:

Year Ended December 31,
2019
(In thousands)
Fair value of assets acquired	$35,671
Fair value of liabilities assumed	8,074
Cash paid for acquisitions	$27,597

Sylvania Lighting Services Corp.
On March 5, 2019, WESCO Distribution, Inc. ("WESCO Distribution"), through its WESCO Services, LLC subsidiary, acquired certain assets and assumed certain liabilities of Sylvania Lighting Services Corp. ("SLS"). Headquartered in Wilmington, Massachusetts, SLS offers a full spectrum of energy-efficient lighting upgrade, retrofit, and renovation solutions with annual sales of approximately $100 million and approximately 220 employees across the U.S. and Canada. WESCO Distribution funded the purchase price paid at closing with borrowings under its accounts receivable securitization facility. The purchase price was allocated to the respective assets and liabilities based upon their estimated fair values as of the acquisition date, resulting in goodwill of $5.8 million, which is deductible for tax purposes.
8. PROPERTY, BUILDINGS AND EQUIPMENT
The following table sets forth the components of property, buildings and equipment:

	As of December 31,
	2019	2018
	(In thousands)
Buildings and leasehold improvements	$110,056	$111,510
Furniture, fixtures and equipment	162,029	186,523
Software costs	127,919	115,631
	400,004	413,664
Accumulated depreciation and amortization	(268,415)	(291,811)
	131,589	121,853
Land	24,106	23,996
Construction in progress	25,753	15,029
	$181,448	$160,878

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Depreciation expense was $15.9 million, $17.3 million and $16.3 million, and capitalized software amortization was $10.6 million, $9.8 million and $9.9 million, in 2019, 2018 and 2017, respectively. The unamortized software cost was $29.8 million and $24.2 million as of December 31, 2019 and 2018, respectively. Furniture, fixtures and equipment include finance leases of $9.7 million and $9.3 million and related accumulated amortization of $8.3 million and $8.4 million as of December 31, 2019 and 2018, respectively.
9. LEASES
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
The Company's finance leases, which are recorded in the Condensed Consolidated Balance Sheet as of December 31, 2019 as a component of property, buildings and equipment, current portion of long-term debt and long-term debt, are not material to the consolidated financial statements and notes thereto. Accordingly, finance leases have not been disclosed herein.
The following table sets forth supplemental balance sheet information related to operating leases for the period presented:

As of
(In thousands)	December 31, 2019
Operating lease assets	$235,834

Current operating lease liabilities	62,046
Noncurrent operating lease liabilities	179,830
Total operating lease liabilities	$241,876

The following table sets forth the Company's total lease cost, which is recorded as a component of selling, general and administrative expenses, for the period ending:

(In thousands)	December 31, 2019
Operating lease cost	$73,613
Short-term lease cost	90
Variable lease cost	23,385
Total lease cost	$97,088

Variable lease cost consists of the non-lease components described above, as well as taxes and insurance for WESCO's leased real estate.
The following table sets forth supplemental cash flow information related to operating leases for the period ending:

(In thousands)	December 31, 2019
Operating cash flows from operating leases	$75,775
Right-of-use assets obtained in exchange for new operating lease liabilities	60,586

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

As of December 31, 2019, the weighted-average remaining lease term for operating leases was 5.3 years and the weighted-average discount rate used to measure operating lease assets and liabilities was 4.6%.
The following table sets forth the maturities of the Company's operating lease liabilities and reconciles the respective undiscounted payments to the operating lease liabilities in the Condensed Consolidated Balance Sheet as of December 31, 2019:

(In thousands)
2020	$72,946
2021	62,549
2022	48,490
2023	38,209
2024	22,426
Thereafter	32,559
Total undiscounted operating lease payments	277,179
Less: interest	(35,303)
Total operating lease liabilities	$241,876

The following table sets forth the future minimum rental payments for operating leases accounted for in accordance with Accounting Standards Codification Topic 840, Leases, as of December 31, 2018:

Years ending December 31	(In thousands)
2019	$71,640
2020	59,594
2021	47,264
2022	34,490
2023	24,493
Thereafter	40,302

10. DEBT
The following table sets forth WESCO’s outstanding indebtedness:

	As of December 31,
	2019	2018
	(In thousands)
International lines of credit	$26,255	$30,785
Term Loan Facility, less debt discount of $156 in 2018	—	24,594
Accounts Receivable Securitization Facility	415,000	275,000
Revolving Credit Facility	—	51,598
5.375% Senior Notes due 2021	500,000	500,000
5.375% Senior Notes due 2024	350,000	350,000
Capital leases	1,373	1,123
Total debt	1,292,628	1,233,100
Less unamortized debt issuance costs	(8,876)	(9,575)
Less short-term debt and current portion of long-term debt	(26,685)	(56,214)
Total long-term debt	$1,257,067	$1,167,311

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

International Lines of Credit
Certain foreign subsidiaries of WESCO have entered into uncommitted lines of credit, some of which are overdraft facilities, to support local operations. The maximum borrowing limit varies by facility and ranges between $2.0 million and $21.0 million. The applicable interest rate for borrowings under these lines of credit varies by country and is governed by the applicable loan agreement. The international lines of credit are renewable on an annual basis and certain facilities are fully and unconditionally guaranteed by WESCO Distribution. Accordingly, borrowings under these lines directly reduce availability under the Revolving Credit Facility. The average interest rate for these facilities was 6.32% and 8.78% at December 31, 2019 and 2018, respectively.
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
The Term Loan Agreement provided a seven-year term loan facility (the “Term Loan Facility”), which consisted of two separate sub-facilities: (i) a Canadian sub-facility in an aggregate principal amount of CAD150 million, issued at a 2.0% discount, and (ii) a U.S. sub-facility in an aggregate principal amount of $700 million, issued at a 1.0% discount. The proceeds of the Term Loan Facility were used to finance the acquisition of EECOL, and to pay fees and expenses incurred in connection with the acquisition and certain other transactions. Subject to the terms of the Term Loan Agreement, the Borrowers could request incremental term loans from time to time in an aggregate principal amount not to exceed at any time $300 million, with an equivalent principal amount in U.S. dollars being calculated for any incremental term loan denominated in Canadian dollars.
On November 19, 2013, the Borrowers and WESCO International entered into an amendment (the “Term Loan Amendment”) to the Term Loan Agreement. The Term Loan Amendment, among other things, reduced the applicable margin on U.S. term loans by 0.50% and the LIBOR floor applicable to the U.S. sub-facility from 1.00% to 0.75%. The modified pricing terms were effective December 13, 2013.
On November 26, 2013, WESCO Distribution sold $500 million aggregate principal amount of 5.375% Senior Notes due 2021 (the “2021 Notes”), and used the net proceeds plus excess cash to prepay $500 million under the Company's U.S. sub-facility of the Term Loan Facility (see discussion below under “5.375% Senior Notes due 2021” for additional information). The prepayment satisfied all remaining quarterly repayment obligations under the U.S. sub-facility. The Canadian sub-facility was fully repaid in 2015 and the remaining amount outstanding under the U.S. sub-facility was fully repaid in the first quarter of 2019.
Accounts Receivable Securitization Facility
On September 26, 2019, WESCO Distribution amended its accounts receivable securitization facility (the “Receivables Facility”) pursuant to the terms and conditions of a Ninth Amendment to the Fourth Amended and Restated Receivables Purchase Agreement, dated as of September 26, 2019 (the “Receivables Amendment”), by and among WESCO Receivables Corp. (“WESCO Receivables”), WESCO Distribution, the various purchaser groups from time to time party thereto and PNC Bank, National Association, as Administrator. The Receivables Amendment amended the amended and restated receivables purchase agreement entered into on September 24, 2015 (the “Existing Receivables Purchase Agreement” and as amended by the Receivables Amendment, the “Receivables Purchase Agreement”).
The Receivables Amendment increased the purchase limit under the Existing Receivables Purchase Agreement from $550 million to $600 million, with the opportunity to exercise an accordion feature that permits increases in the purchase limit of up to $200 million, extended the term of the Receivables Facility to September 26, 2022 and added and amended certain defined terms. The interest rate spread and commitment fee of the Receivables Facility is 0.95% and 0.45%, respectively.
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

As of December 31, 2019 and 2018, accounts receivable eligible for securitization totaled $809.5 million and $758.3 million, respectively. The Consolidated Balance Sheets as of December 31, 2019 and 2018 include $415.0 million and $275.0 million, respectively, of account receivable balances legally sold to third parties, as well as borrowings for equal amounts. At December 31, 2019, the interest rate for this facility was approximately 2.0%.
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
The Revolving Credit Facility matures in September 2024 and is collateralized by (i) substantially all assets of WESCO Distribution and its subsidiaries which are party to the Credit Agreement, other than, among other things, real property and accounts receivable sold or intended to be sold pursuant to WESCO Distribution’s Receivables Facility, and (ii) substantially all assets of WESCO Canada and the other Canadian Borrowers, other than, among other things, real property, in each case, subject to customary exceptions and limitations. The obligations of WESCO Distribution and the other U.S. Borrowers under the Revolving Credit Facility have been guaranteed by the Company and certain of WESCO Distribution’s subsidiaries. The obligations of WESCO Canada and the other Canadian Borrowers under the Revolving Credit Facility have been guaranteed by certain subsidiaries of WESCO Canada and the other Canadian Borrowers. The applicable interest rate for borrowings under the Revolving Credit Facility includes interest rate spreads based on available borrowing capacity that range between 1.25% and 1.50% for LIBOR-based borrowings and 0.25% and 0.50% for prime rate-based borrowings. At December 31, 2019, the interest rate for this facility was approximately1.6%.
The Credit Agreement requires compliance with conditions precedent that must be satisfied prior to any borrowing as well as ongoing compliance with certain customary affirmative and negative covenants. The Credit Agreement contains customary events of default.
During 2019, WESCO borrowed $715.4 million under the Revolving Credit Facility and made repayments in the aggregate amount of $767.4 million. During 2018, aggregate borrowings and repayments were $473.1 million and $433.5 million, respectively. WESCO had $563.8 million available under the Revolving Credit facility at December 31, 2019, after giving effect to $28.4 million of outstanding letters of credit, $36.1 million of surety bonds, and $7.8 million of other reserves, as compared to $515.9 million available under the Revolving Credit facility at December 31, 2018, after giving effect to $27.2 million of outstanding letters of credit, $19.5 million of surety bonds, and $5.3 million of other reserves.
5.375% Senior Notes due 2021
In November 2013, WESCO Distribution issued $500 million aggregate principal amount of 2021 Notes through a private offering exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). The 2021 Notes were issued at 100% of par and are governed by an indenture (the “2021 Indenture”) entered into on November 26, 2013 between WESCO International and U.S. Bank National Association, as trustee. The 2021 Notes are unsecured senior obligations of WESCO Distribution and are guaranteed on a senior unsecured basis by WESCO International. The 2021 Notes bear interest at a stated rate of 5.375%, payable semi-annually in arrears on June 15 and December 15 of each year. In addition, WESCO incurred costs related to the issuance of the 2021 Notes totaling $8.4 million, which were recorded as a reduction to the carrying value of the debt and are being amortized over the life of the notes. The 2021 Notes mature on December 15, 2021. The net proceeds of the 2021 Notes were used to prepay a portion of the U.S. sub-facility of the term loan due 2019.
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
5.375% Senior Notes due 2024
In June 2016, WESCO Distribution issued $350 million aggregate principal amount of 5.375% Senior Notes due 2024 (the "2024 Notes") through a private offering exempt from the registration requirements of the Securities Act. The 2024 Notes were issued at 100% of par and are governed by an indenture (the “2024 Indenture”) entered into on June 15, 2016 among WESCO Distribution, as issuer, WESCO International, as parent guarantor, and U.S. Bank National Association, as trustee. The 2024 Notes are unsecured senior obligations of WESCO Distribution and are guaranteed on a senior unsecured basis by WESCO International. The 2024 Notes bear interest at a rate of 5.375% per annum, payable semi-annually in arrears on June 15 and December 15 of each year. WESCO incurred costs totaling $6.0 million to issue the 2024 Notes, which were recorded as a reduction to the carrying value of the debt and are being amortized over the life of the note. The notes mature on June 15, 2024. The Company used the net proceeds to redeem its 6.0% Convertible Senior Debentures due 2029 on September 15, 2016.
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
Debt Issuance Costs
WESCO capitalizes costs associated with the issuance of debt and such costs are amortized over the term of the respective debt instrument on a straight-line basis. Debt issuance costs are presented in the Consolidated Balance Sheets as a direct reduction from the carrying amount of the related debt liability. Upon prepayment of debt, the Company accelerates the recognition of an appropriate amount of the costs as refinancing or extinguishment of debt. As of December 31, 2019 and 2018, unamortized debt issuance costs of $8.9 million and $9.6 million were recorded in the Consolidated Balance Sheets, respectively.
Covenant Compliance
WESCO was in compliance with all relevant covenants contained in its debt agreements as of December 31, 2019.
The following table sets forth the aggregate principal repayment requirements for all indebtedness for the next five years and thereafter, as of December 31, 2019:

(In thousands)
2020	$26,685
2021	500,943
2022	415,000
2023	—
2024	350,000
Thereafter	—
Total payments on debt	$1,292,628

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

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
11. CAPITAL STOCK
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
The terms of the Revolving Credit Facility, as well as the indentures governing the 2021 Notes and 2024 Notes, place certain limits on the Company's ability to declare or pay dividends and repurchase common stock. The share repurchases in 2019, 2018 and 2017, as described in Note 13, were made within the limits of WESCO's various credit agreements. At December 31, 2019 and 2018, no dividends had been declared and, therefore, no retained earnings were reserved for dividend payments.
Treasury Stock
Common stock purchased for treasury is recorded at cost. At the date of subsequent reissue, the treasury stock account is reduced by the cost of such stock, with cost determined on a weighted-average basis.
12. INCOME TAXES
The Tax Cuts and Jobs Act of 2017 (the "TCJA”), enacted on December 22, 2017, made significant changes to U.S. corporate tax law, including with respect to the U.S. corporate income tax rate, new business-related exclusions, deductions and credits, as well as international tax provisions. Most notably, the TCJA permanently reduced the U.S. corporate income tax rate from 35% to 21%, effective January 1, 2018, and imposed a one-time tax on the deemed repatriation of undistributed foreign earnings (the "transition tax"). The TCJA also introduced anti-base erosion provisions, including the global intangible low-taxed income tax.
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
During the year ended December 31, 2018, the Company completed its accounting for the income tax effects of the TCJA, which resulted in an additional deferred income tax benefit of $0.9 million and a discrete benefit of $3.4 million. During the year ended December 31, 2019, the Company further adjusted its transition tax liability based upon guidance issued by the Internal Revenue Service ("IRS"), which resulted in a discrete benefit of $3.7 million. As of December 31, 2019 and 2018, a liability of $36.8 million and $43.2 million, respectively, was recorded as components of other current and noncurrent liabilities in the Consolidated Balance Sheets for transition tax. The transition tax will be paid in installments.
The accounting for the income tax effects of the TCJA has been completed based on regulatory guidance issued to date. Additional guidance could be issued, which could affect the amounts described above. The Company will continue to evaluate its tax positions with respect to the TCJA as the IRS releases additional regulatory guidance. Future adjustments, if any, for tax positions taken to date will be recognized as discrete income tax expense or benefit in the period in which such guidance is issued.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The following table sets forth the components of income before income taxes by jurisdiction:

	Year Ended December 31,
	2019	2018	2017
		(In thousands)
United States	$198,566	$198,556	$180,957
Foreign	83,495	82,469	71,483
Income before income taxes	$282,061	$281,025	$252,440

The following table sets forth the components of the provision (benefit) for income taxes:

	Year Ended December 31,
	2019	2018	2017
		(In thousands)
Current income taxes:
Federal	$31,695	$28,464	$122,170
State	8,616	7,458	2,259
Foreign	6,347	10,611	15,274
Total current income taxes	46,658	46,533	139,703
Deferred income taxes:
Federal	6,774	5,253	(48,060)
State	1,846	1,967	4,508
Foreign	4,585	1,917	(6,844)
Total deferred income taxes	13,205	9,137	(50,396)
Provision for income taxes	$59,863	$55,670	$89,307

The following table sets forth the reconciliation between the federal statutory income tax rate and the effective tax rate:

	Year Ended December 31,
	2019	2018	2017
Federal statutory rate	21.0%	21.0%	35.0%
State income taxes, net of federal income tax benefit	3.1	2.8	1.4
Deemed repatriation of undistributed foreign earnings	(1.3)	(1.2)	32.8
Deferred income tax remeasurement	—	(0.3)	(22.4)
Tax effect of intercompany financing	(5.5)	(5.6)	(10.5)
Other	3.9	3.1	(0.9)
Effective tax rate	21.2%	19.8%	35.4%

As a result of the TCJA, WESCO reevaluated its intent and ability to repatriate foreign earnings based upon the liquidity of the Company's domestic operations and cash flow needs of its foreign subsidiaries. Consequently, during the years ended December 31, 2019 and 2018, WESCO repatriated a portion of the previously taxed earnings attributable to its foreign operations. WESCO continues to assert that the remaining undistributed earnings of its foreign subsidiaries, the majority of which were subject to the transition tax described above, are indefinitely reinvested. WESCO believes that it is able to maintain a sufficient level of liquidity for its domestic operations and commitments without repatriating cash held by these foreign subsidiaries. Upon any future repatriation, additional tax expense or benefit may be incurred; however, we do not believe such amount would be material.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The following table sets forth deferred tax assets and liabilities:

	As of December 31,
	2019		2018
		(In thousands)
	Assets	Liabilities	Assets	Liabilities
Accounts receivable	$3,382	$—	$3,657	$—
Inventories	—	4,580	—	3,315
Depreciation of property, buildings and equipment	—	18,393	—	17,384
Operating leases	61,326	60,670	—	—
Amortization of intangible assets	—	159,573	—	158,795
Employee benefits	20,641	—	20,107	—
Stock-based compensation	13,792	—	12,840	—
Tax loss carryforwards	10,486	—	15,557	—
Foreign tax credit carryforwards	1,247	—	—	—
Other	6,791	3,964	7,927	4,115
Deferred income taxes before valuation allowance	117,665	247,180	60,088	183,609
Valuation allowance	(5,854)	—	(4,072)	—
Total deferred income taxes	$111,811	$247,180	$56,016	$183,609

As of December 31, 2018, WESCO had a deferred tax asset of $6.4 million related to Canadian net operating loss carryforwards. These carryforwards were fully utilized during the year ended December 31, 2019. Additionally, WESCO had deferred tax assets of $7.9 million and $7.2 million as of December 31, 2019 and 2018, respectively, related to non-Canadian foreign net operating loss carryforwards. These net operating loss carryforwards expire beginning in 2020 through 2029, while some may be carried forward indefinitely. As of December 31, 2019 and 2018, WESCO had deferred tax assets of $2.6 million and $3.2 million, respectively, related to state net operating loss carryforwards. These carryforwards expire beginning in 2022 through 2037. The Company has determined, based upon an evaluation of all available evidence, that certain non-Canadian foreign net operating loss carryforwards will not be realized before they expire. Accordingly, the Company recorded a full valuation allowance against deferred tax assets related to certain non-Canadian foreign net operating loss carryforwards of $4.6 million and $4.1 million at December 31, 2019 and 2018, respectively.
As of December 31, 2019, WESCO had a deferred tax asset of $1.2 million related to foreign tax credit carryforwards. The foreign tax credit carryforwards expire beginning in 2028. The Company determined, based upon an evaluation of all available evidence, that the foreign tax credit carryforwards will not be realized before they expire. Accordingly, the Company recorded a full valuation allowance against the deferred tax asset related to foreign tax credit carryforwards of $1.2 million at December 31, 2019.
The Company is under examination by tax authorities in the U.S. and Canada and remains subject to examination until the applicable statutes of limitation expire. The statutes of limitation for the material jurisdictions in which the Company files income tax returns remain open as follows:

United States — Federal	2015 and forward
United States — Material States	2015 and forward
Canada	2008 and forward

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The following table sets forth the reconciliation of gross unrecognized tax benefits:

	As of December 31,
	2019	2018	2017
	(In thousands)
Beginning balance January 1	$1,293	$4,348	$6,181
Reductions for tax positions of prior years	—	—	(155)
Settlements	(1,290)	(2,646)	(1,025)
Lapse in statute of limitations	—	(287)	(755)
Foreign currency exchange rate changes	51	(122)	102
Ending balance December 31	$54	$1,293	$4,348

The total amount of unrecognized tax benefits were $0.1 million, $1.3 million, and $4.3 million as of December 31, 2019, 2018 and 2017, respectively. The amount of unrecognized tax benefits that would affect the effective tax rate if recognized in the consolidated financial statements was $0.1 million, $1.3 million, and $1.7 million, respectively. It is not expected that the amount of unrecognized tax benefits will change within the next twelve months.
The Company classifies interest related to unrecognized tax benefits as a component of net interest and other in the Consolidated Statement of Income and Comprehensive Income. The Company recognized interest income on unrecognized tax benefits of $0.8 million in 2019. In 2018 and 2017, interest expense on unrecognized tax benefits was $0.2 million and $0.1 million, respectively. As of December 31, 2019 and 2018, WESCO had a liability of $0.1 million and $0.8 million, respectively, for interest expense related to unrecognized tax benefits. The Company classifies penalties related to unrecognized tax benefits as part of income tax expense. Penalties recorded in income tax expense were immaterial in 2019, 2018, and 2017.
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
The following table sets forth the details of basic and diluted earnings per share:

	Year Ended December 31,
	2019	2018	2017
(In thousands, except per share data)
Net income attributable to WESCO International	$223,426	$227,343	$163,460
Weighted-average common shares outstanding used in computing basic earnings per share	43,104	46,722	47,849
Common shares issuable upon exercise of dilutive equity awards	383	477	512
Weighted-average common shares outstanding and common share equivalents used in computing diluted earnings per share	43,487	47,199	48,361
Earnings per share attributable to WESCO International
Basic	$5.18	$4.87	$3.42
Diluted	$5.14	$4.82	$3.38
The computation of diluted earnings per share attributable to WESCO International excluded equity awards of approximately 1.7 million, 1.6 million and 1.3 million for the years ended December 31, 2019, 2018 and 2017, respectively. These shares were excluded because their effect would have been antidilutive.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

In December 2014, the Company's Board of Directors (the "Board") authorized the repurchase of up to $300 million of the Company's common stock through December 31, 2017 (the "2014 Repurchase Authorization"). During the year ended December 31, 2017, the Company repurchased 1,778,537 shares for $100.0 million.
In December 2017, the Board authorized the repurchase of up to $300 million of the Company's common stock through December 31, 2020 (the "2017 Repurchase Authorization"). In October 2018, the Board approved an increase to the 2017 Repurchase Authorization from $300 million to $400 million. During the year ended December 31, 2018, the Company entered into accelerated stock repurchase agreements with a financial institution to repurchase shares of its common stock pursuant to its 2017 Repurchase Authorization. In exchange for up-front cash payments totaling $125.0 million, the Company received 2,368,738 shares, of which 365,272 shares were settled in 2019.
On May 7, 2019, the Company entered into an accelerated stock repurchase agreement with a financial institution to repurchase additional shares of its common stock pursuant to the 2017 Repurchase Authorization. In exchange for an up-front cash payment of $150.0 million, the Company received a total of 3,090,312 shares. As of December 31, 2019, WESCO had repurchased 5,459,030 shares of common stock for $275.0 million under the 2017 Repurchase Authorization.
The total number of shares ultimately delivered under the accelerated stock repurchase transactions described above were determined by the average of the volume-weighted-average price of the Company's common stock for each exchange business day during the respective settlement valuation periods. WESCO funded the repurchases with available cash, and borrowings under its accounts receivable securitization and revolving credit facilities. For purposes of computing earnings per share, share repurchases have been reflected as a reduction to common shares outstanding on the respective delivery dates.
14. EMPLOYEE BENEFIT PLANS
Defined Contribution Plans
A majority of WESCO’s employees are covered by defined contribution retirement savings plans for their services rendered subsequent to WESCO’s formation. WESCO also offers a deferred compensation plan for select individuals. For U.S. participants, WESCO matches contributions made by employees at an amount equal to 50% of participants' total monthly contributions up to a maximum of 6% of eligible compensation. For Canadian participants, WESCO makes contributions in amounts ranging from 3% to 5% of participants' eligible compensation based on years of continuous service. WESCO may also make, subject to the Board's approval, a discretionary contribution to the defined contribution retirement savings plan covering U.S. participants if certain predetermined profit levels are attained. There were no discretionary contributions for the year ended December 31, 2019. Discretionary employer contribution charges of $20.6 million and $10.0 million were incurred in 2018 and 2017 respectively. For the years ended December 31, 2019, 2018 and 2017, WESCO incurred charges of $27.1 million, $42.0 million, and $31.3 million, respectively, for all such plans. Contributions are made in cash to employee retirement savings plan accounts. The deferred compensation plan is an unfunded plan. As of December 31, 2019 and 2018, the Company's obligation under the deferred compensation plan was $25.2 million and $21.9 million, respectively. Employees have the option to transfer balances allocated to their accounts in the defined contribution retirement savings plan and the deferred compensation plan into any of the available investment options.
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The following tables present the changes in benefit obligations, plan assets and funded status for the defined benefit plans and the components of net periodic pension cost.

	Year Ended December 31,
(In thousands)	2019	2018
Accumulated Benefit Obligation (ABO) at December 31	$104,649	$78,746

Change in Projected Benefit Obligation (PBO)
PBO at beginning of year	$105,515	$120,319
Service cost	4,602	5,242
Interest cost	4,362	4,137
Participant contributions	736	745
Actuarial loss (gain), including assumption changes	18,591	(11,644)
Benefits paid	(4,459)	(3,892)
Foreign currency exchange rate changes	5,505	(9,392)
PBO at end of year	$134,852	$105,515

Change in Plan Assets
Fair value of plan assets at beginning of year	$86,556	$97,182
Actual return on plan assets	12,763	(425)
Participant contributions	736	745
Employer contributions	3,198	372
Benefits paid	(4,459)	(3,892)
Foreign currency exchange rate changes	4,591	(7,426)
Fair value of plan assets at end of year	$103,385	$86,556

Funded Status	$(31,467)	$(18,959)

Amounts Recognized in the Consolidated Balance Sheets
Other current liabilities	$(383)	$(364)
Other noncurrent liabilities	(31,084)	(18,595)
Net amount recognized	$(31,467)	$(18,959)

Amounts Recognized in Accumulated Other Comprehensive Income (Loss)
Net actuarial loss (gain)	$8,890	$(2,696)
Total amount recognized, before tax effect	$8,890	$(2,696)

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Components of Net Periodic Pension Cost
Service cost	$4,602	$5,242	$4,328
Interest cost	4,362	4,137	3,912
Expected return on plan assets	(5,695)	(5,969)	(5,562)
Recognized actuarial gain	(63)	(46)	(149)
Net periodic pension cost	$3,206	$3,364	$2,529

Other Changes in Plan Assets and PBO Recognized in Accumulated Other Comprehensive Income (Loss)
Net actuarial loss (gain)	$11,523	$(5,250)	$8,593
Amortization of unrecognized net actuarial gain	63	46	149
Total amount recognized, before tax effect	11,586	(5,204)	8,742
Tax effect	(2,943)	1,406	(2,361)
Total amount recognized, after tax effect	$8,643	$(3,798)	$6,381

Total recognized in net periodic pension cost and accumulated other comprehensive income (loss)	$11,849	$(434)	$8,910

The service cost of $4.6 million, $5.2 million and $4.3 million for the years ended December 31, 2019, 2018 and 2017, respectively, was reported as a component of selling, general and administrative expenses. The other components of net periodic benefit cost totaling a net benefit of $1.4 million, $1.9 million and $1.8 million for the years ended December 31, 2019, 2018 and 2017, respectively, were presented as a component of net interest and other.
The interest rate used to discount future estimated cash flows is determined using the Canadian Institute of Actuaries ("CIA") methodology, which references yield curve information and matches expected benefit payments. The expected long-term rate of return on plan assets is applied to the fair market-related value of plan assets at the beginning of the year.
The following weighted-average actuarial assumptions were used to determine benefit obligations at December 31:

	2019		2018
	Pension Plan	SERP	Pension Plan	SERP
Discount rate	3.2%	3.2%	4.0%	4.0%
Rate of compensation increase	3.5%	3.5%	3.8%	3.8%

The following weighted-average actuarial assumptions were used to determine net periodic pension costs at January 1:

	Year Ended December 31,
	2019		2018		2017
	Pension Plan	SERP	Pension Plan	SERP	Pension Plan	SERP
Discount rate	4.0%	4.0%	3.5%	3.5%	3.9%	3.9%
Expected long-term return on assets	6.4%	n/a	6.4%	n/a	6.4%	n/a
Rate of compensation increase	3.8%	3.8%	3.8%	3.8%	3.8%	3.8%

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The following benefit payments, which reflect expected future service, are expected to be paid:

Years ending December 31	(In thousands)
2020	$3,740
2021	3,862
2022	3,915
2023	4,089
2024	4,166
2025 to 2029	26,159

The Company expects to contribute approximately $3.2 million and $0.4 million to the Plan and SERP, respectively, in 2020.
The Plan's weighted asset allocations by asset category are as follows:

	As of December 31
	2019	2018
Asset Category
Pooled Funds:
Canadian equities	12.5%	12.4%
U.S. equities	5.0%	5.0%
Non-North American equities	22.5%	22.5%
Fixed income investments	44.8%	44.7%
Other	15.2%	15.4%
Total	100.0%	100.0%

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
The following tables set forth the fair value of the Plan's assets by asset category:

	December 31, 2019
(In thousands)	Level 1	Level 2	Level 3	NAV (1)	Total
Pooled Funds:
Canadian equities	$—	$—	$—	$12,973	$12,973
U.S. equities	—	—	—	5,160	5,160
Non-North American equities	—	—	—	23,239	23,239
Fixed income investments	—	—	—	46,309	46,309
Other	224	—	—	15,480	15,704
Total investments	$224	$—	$—	$103,161	$103,385

	December 31, 2018
(In thousands)	Level 1	Level 2	Level 3	NAV (1)	Total
Pooled Funds:
Canadian equities	$—	$—	$—	$10,693	$10,693
U.S. equities	—	—	—	4,356	4,356
Non-North American equities	—	—	—	19,492	19,492
Fixed income investments	—	—	—	38,668	38,668
Other	203	—	—	13,144	13,347
Total investments	$203	$—	$—	$86,353	$86,556

(1)
As described above, investments measured at fair value using the NAV per share practical expedient have not been classified in the fair value hierarchy. The amounts presented in the tables are intended to reconcile the fair value hierarchy to the total fair value of plan assets.

15. STOCK-BASED COMPENSATION
WESCO sponsors a stock-based compensation plan. The 1999 Long-Term Incentive Plan, as amended and restated (the “LTIP”) was designed to be the successor plan to all prior plans. Any shares remaining reserved for future issuance under the prior plans are available for issuance under the LTIP. The LTIP is administered by the Compensation Committee of the Board.
On May 31, 2017, the Company renewed and restated the LTIP, increasing the maximum number of shares of common stock that may be issued under the plan by 1.7 million shares to 3.4 million. Under the LTIP, the total number of shares of common stock authorized to be issued will be reduced by 1 share of common stock for every 1 share that is subject to a stock appreciation right granted, and 1.83 shares of common stock for every 1 share that is subject to an award other than a stock appreciation right granted on or after May 31, 2017. As of December 31, 2019, 2.6 million shares of common stock were reserved under the LTIP for future equity award grants.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

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
WESCO recognized $19.1 million, $16.4 million and $14.8 million of non-cash stock-based compensation expense, which is included in selling, general and administrative expenses, for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, there was $20.7 million of total unrecognized compensation expense related to non-vested stock-based compensation arrangements for all awards previously made of which approximately $13.0 million is expected to be recognized in 2020, $6.9 million in 2021 and $0.8 million in 2022.
The total intrinsic value of awards exercised during the years ended December 31, 2019, 2018, and 2017 was $10.7 million, $8.2 million, and $17.2 million, respectively. The gross deferred tax benefit associated with the exercise of stock-based awards totaled $2.5 million, $2.0 million, and $6.4 million in 2019, 2018, and 2017, respectively.
The following table sets forth a summary of stock-settled stock appreciation rights and related information for the periods presented:

	Year Ended December 31,
	2019				2018		2017
	Awards	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (In thousands)	Awards	Weighted-Average Exercise Price	Awards	Weighted-Average Exercise Price
Beginning of year	2,351,633	$59.26			2,238,607	$57.75	2,439,487	$52.62
Granted	213,618	54.63			509,046	62.68	455,807	71.21
Exercised	(113,099)	35.01			(192,700)	40.74	(495,181)	42.19
Canceled	(115,103)	65.27			(203,320)	68.69	(161,506)	66.06
End of year	2,337,049	59.72	5.6	$13,039	2,351,633	59.26	2,238,607	57.75
Exercisable at end of year	1,723,370	$59.00	4.7	$12,053	1,453,932	$57.93	1,331,580	$56.96

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The following table sets forth the weighted-average assumptions used to estimate the fair value of stock-settled stock appreciation rights granted during the periods presented:

	Year Ended December 31,
	2019	2018	2017
Stock-settled stock appreciation rights granted	213,618	509,046	455,807
Risk free interest rate	2.5%	2.5%	1.9%
Expected life (in years)	5	5	5
Expected volatility	29%	28%	29%

The risk-free interest rate is based on the U.S. Treasury Daily Yield Curve rate as of the grant date. The expected life is based on historical exercise experience and the expected volatility is based on the volatility of the Company's daily stock prices over a five-year period preceding the grant date.
The weighted-average fair value per stock-settled stock appreciation right granted was $16.36, $18.38 and $20.52 for the years ended December 31, 2019, 2018 and 2017, respectively.
The following table sets forth a summary of time-based restricted stock units and related information for the periods presented:

	Year Ended December 31,
	2019		2018		2017
	Awards	Weighted-Average Fair Value	Awards	Weighted-Average Fair Value	Awards	Weighted-Average Fair Value
Unvested at beginning of year	327,798	$57.87	290,054	$58.11	257,096	$57.47
Granted	192,106	54.13	122,062	62.40	100,993	71.33
Vested	(136,777)	46.52	(64,166)	67.91	(44,720)	84.57
Forfeited	(19,398)	59.62	(20,152)	58.15	(23,315)	57.52
Unvested at end of year	363,729	$60.00	327,798	$57.87	290,054	$58.11

The following table sets forth a summary of performance-based awards and related information for the periods presented:

	Year Ended December 31,
	2019		2018		2017
	Awards	Weighted-Average Fair Value	Awards	Weighted-Average Fair Value	Awards	Weighted-Average Fair Value
Unvested at beginning of year	138,896	$59.33	148,508	$60.23	149,320	$60.36
Granted	126,874	54.64	44,144	62.80	39,978	76.63
Vested	(25,696)	42.44	—	—	—	—
Forfeited	(44,769)	52.11	(53,756)	64.67	(40,790)	76.77
Unvested at end of year	195,305	$60.24	138,896	$59.33	148,508	$60.23

The following table sets forth the assumptions used to estimate the fair value of performance shares granted during the periods presented:

	Year ended December 31,
	2019	2018	2017
Grant date share price	$54.64	$62.80	$71.67
WESCO expected volatility	n/a	n/a	29%
Peer group median volatility	n/a	n/a	24%
Risk-free interest rate	n/a	n/a	1.5%
Correlation of peer company returns	n/a	n/a	114%

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

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
16. COMMITMENTS AND CONTINGENCIES
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
In an effort to expand the Company's footprint in the Middle East, WESCO has been doing business since 2009 with WESTEC Supplies General Trading (“WESTEC”), an industrial equipment supplier headquartered in the United Arab Emirates. WESTEC has debt facilities comprised of a $5.8 million term loan and a $1.1 million line of credit to support its working capital requirements and joint sales efforts with WESCO. Due to the nature of WESCO’s arrangement with WESTEC, WESCO has provided a standby letter of credit under its revolving credit facility of up to $7.3 million as security for WESTEC’s debt facilities. As of December 31, 2019, WESTEC had outstanding indebtedness totaling $6.3 million. Management currently believes the estimated fair value of the noncontingent guarantee on the outstanding indebtedness is nominal and therefore a liability has not been recorded as of December 31, 2019.
17. SEGMENTS AND RELATED INFORMATION
WESCO distributes products and provides services through its four operating segments, which have been aggregated as one reportable segment. WESCO has approximately 200,000 unique product stock keeping units and markets more than 1,000,000 products for customers. There were no material amounts of sales or transfers among geographic areas and no material amounts of export sales.
WESCO attributes revenues from external customers to individual countries on the basis of the point of sale. The following table sets forth information about WESCO by geographic area:

	Net Sales Year Ended December 31,						Long-Lived Assets(1) December 31,
	2019		2018		2017		2019	2018	2017
(In thousands)	(In thousands)						(In thousands)
United States	$6,234,119	75%	$6,089,130	75%	$5,775,988	75%	$315,288	$106,078	$95,851
Canada(2)	1,647,066	20%	1,647,933	20%	1,521,378	20%	95,642	50,877	56,591
Other International(2)	477,732	5%	439,538	5%	381,655	5%	6,352	3,923	4,003
Total	$8,358,917		$8,176,601		$7,679,021		$417,282	$160,878	$156,445

(1)
As described in Note 2, effective January 1, 2019, the Company adopted Topic 842 using the effective date method. The adoption of Topic 842 resulted in the recognition of right-of-use assets in the balance sheet. As of December 31, 2019, long-lived assets include $235.8 million of operating lease assets.

(2)	The prior period has been reclassified to confirm to the current period presentation.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The following table sets forth information about WESCO’s sales by product category:

	Year Ended December 31,
	2019	2018	2017
(percentages based on total sales)
General Supplies	41%	40%	40%
Wire, Cable and Conduit	14%	14%	15%
Communications and Security	16%	16%	15%
Electrical Distribution and Controls	10%	11%	10%
Lighting and Sustainability	11%	11%	12%
Automation, Controls and Motors	8%	8%	8%

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

	Condensed Consolidating Balance Sheet
	December 31, 2019
	(In thousands)
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Cash and cash equivalents	$—	$46,499	$104,403	$—	$150,902
Trade accounts receivable, net	—	—	1,187,359	—	1,187,359
Inventories	—	490,071	521,603	—	1,011,674
Prepaid expenses and other current assets	1,124	44,382	144,084	886	190,476
Total current assets	1,124	580,952	1,957,449	886	2,540,411
Intercompany receivables, net	—	—	2,668,314	(2,668,314)	—
Property, buildings and equipment, net	—	82,753	98,695	—	181,448
Operating lease assets	—	141,824	94,010	—	235,834
Intangible assets, net	—	1,500	285,775	—	287,275
Goodwill	—	257,623	1,501,417	—	1,759,040
Investments in affiliates	3,451,020	5,379,728	—	(8,830,748)	—
Other assets	—	854	12,773	—	13,627
Total assets	$3,452,144	$6,445,234	$6,618,433	$(11,498,176)	$5,017,635

Accounts payable	$—	$402,174	$428,304	$—	$830,478
Short-term debt	—	—	26,255	—	26,255
Other current liabilities	—	42,901	183,539	886	227,326
Total current liabilities	—	445,075	638,098	886	1,084,059
Intercompany payables, net	1,186,661	1,481,653	—	(2,668,314)	—
Long-term debt	—	842,708	414,359	—	1,257,067
Operating lease liabilities	—	111,291	68,539	—	179,830
Other noncurrent liabilities	—	113,487	124,521	—	238,008
Total WESCO International stockholders’ equity	2,265,483	3,451,020	5,379,728	(8,830,748)	2,265,483
Noncontrolling interests	—	—	(6,812)	—	(6,812)
Total liabilities and stockholders’ equity	$3,452,144	$6,445,234	$6,618,433	$(11,498,176)	$5,017,635

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

	Condensed Consolidating Balance Sheet
	December 31, 2018
	(In thousands)
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Cash and cash equivalents	$—	$35,931	$60,412	$—	$96,343
Trade accounts receivable, net	—	—	1,166,607	—	1,166,607
Inventories	—	440,422	508,304	—	948,726
Prepaid expenses and other current assets	1,123	57,586	124,523	(9,268)	173,964
Total current assets	1,123	533,939	1,859,846	(9,268)	2,385,640
Intercompany receivables, net	—	—	2,403,704	(2,403,704)	—
Property, buildings and equipment, net	—	63,506	97,372	—	160,878
Intangible assets, net	—	2,131	313,885	—	316,016
Goodwill	—	257,623	1,464,980	—	1,722,603
Investments in affiliates	3,188,124	5,137,783	—	(8,325,907)	—
Other assets	—	2,905	16,994	—	19,899
Total assets	$3,189,247	$5,997,887	$6,156,781	$(10,738,879)	$4,605,036

Accounts payable	$—	$404,373	$389,975	$—	$794,348
Short-term debt	—	—	30,785	—	30,785
Other current liabilities	—	86,600	159,481	(9,268)	236,813
Total current liabilities	—	490,973	580,241	(9,268)	1,061,946
Intercompany payables, net	1,053,937	1,349,767	—	(2,403,704)	—
Long-term debt	—	842,093	325,218	—	1,167,311
Other noncurrent liabilities	—	126,930	119,123	—	246,053
Total WESCO International stockholders’ equity	2,135,310	3,188,124	5,137,783	(8,325,907)	2,135,310
Noncontrolling interests	—	—	(5,584)	—	(5,584)
Total liabilities and stockholders’ equity	$3,189,247	$5,997,887	$6,156,781	$(10,738,879)	$4,605,036

Reclassification
Certain reclassifications have been made to conform the presentation of previously reported amounts to that of the current period.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

	Condensed Consolidating Statement of Income and Comprehensive Income
	Year ended December 31, 2019
	(In thousands)
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net sales	$—	$3,642,413	$4,899,987	$(183,483)	$8,358,917
Cost of goods sold (excluding depreciation and	—	2,954,246	4,006,693	(183,483)	6,777,456
amortization)
Selling, general and administrative expenses	—	593,025	580,112	—	1,173,137
Depreciation and amortization	—	19,155	42,952	—	62,107
Results of affiliates’ operations	222,198	201,247	—	(423,445)	—
Net interest and other	—	49,392	14,764	—	64,156
Provision for income taxes	—	5,644	54,219	—	59,863
Net income	222,198	222,198	201,247	(423,445)	222,198
Less: Net loss attributable to noncontrolling interests	—	—	(1,228)	—	(1,228)
Net income attributable to WESCO International	$222,198	$222,198	$202,475	$(423,445)	$223,426
Other comprehensive income (loss):
Foreign currency translation adjustments	49,306	49,306	49,306	(98,612)	49,306
Post retirement benefit plan adjustments, net of tax	(8,643)	(8,643)	(8,643)	17,286	(8,643)
Comprehensive income attributable to WESCO International	$262,861	$262,861	$243,138	$(504,771)	$264,089

	Condensed Consolidating Statement of Income and Comprehensive Income
	Year ended December 31, 2018
	(In thousands)
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net sales	$—	$3,572,406	$4,757,321	$(153,126)	$8,176,601
Cost of goods sold (excluding depreciation and	—	2,890,490	3,871,856	(153,126)	6,609,220
amortization)
Selling, general and administrative expenses	—	590,009	561,935	—	1,151,944
Depreciation and amortization	—	18,334	44,663	—	62,997
Results of affiliates’ operations	225,355	209,802	—	(435,157)	—
Net interest and other	—	54,178	17,237	—	71,415
Provision for income taxes	—	3,842	51,828	—	55,670
Net income	225,355	225,355	209,802	(435,157)	225,355
Less: Net loss attributable to noncontrolling interests	—	—	(1,988)	—	(1,988)
Net income attributable to WESCO International	$225,355	$225,355	$211,790	$(435,157)	$227,343
Other comprehensive income (loss):
Foreign currency translation adjustments	(99,643)	(99,643)	(99,643)	199,286	(99,643)
Post retirement benefit plan adjustments, net of tax	3,798	3,798	3,798	(7,596)	3,798
Comprehensive income attributable to WESCO International	$129,510	$129,510	$115,945	$(243,467)	$131,498

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

	Condensed Consolidating Statement of Income and Comprehensive Income
	Year ended December 31, 2017
	(In thousands)
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net sales	$—	$3,370,088	$4,441,655	$(132,722)	$7,679,021
Cost of goods sold (excluding depreciation and	—	2,714,511	3,612,577	(132,722)	6,194,366
amortization)
Selling, general and administrative expenses	—	555,503	546,095	—	1,101,598
Depreciation and amortization	—	18,442	45,575	—	64,017
Results of affiliates’ operations	160,587	168,782	—	(329,369)	—
Net interest and other	—	94,313	(27,713)	—	66,600
Provision for income taxes	(2,546)	(4,486)	96,339	—	89,307
Net income	$163,133	$160,587	$168,782	$(329,369)	$163,133
Less: Net loss attributable to noncontrolling interests	—	—	(327)	—	(327)
Net income attributable to WESCO International	$163,133	$160,587	$169,109	$(329,369)	$163,460
Other comprehensive income (loss):
Foreign currency translation adjustments	85,762	85,762	85,762	(171,524)	85,762
Post retirement benefit plan adjustments, net of tax	(6,381)	(6,381)	(6,381)	12,762	(6,381)
Comprehensive income attributable to WESCO International	$242,514	$239,968	$248,490	$(488,131)	$242,841

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

	Condensed Consolidating Statement of Cash Flows
	Year ended December 31, 2019
	(In thousands)
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net cash provided by operating activities	$20,328	$188,797	$15,242	$—	$224,367
Investing activities:
Capital expenditures	—	(22,330)	(21,737)	—	(44,067)
Acquisition payments	—	(27,597)	—	—	(27,597)
Proceeds from sale of assets	—	—	16,795	—	16,795
Dividends received from subsidiaries	—	134,853	—	(134,853)	—
Advances to subsidiaries and other	—	(222,482)	(5,931)	222,482	(5,931)
Net cash used in investing activities	—	(137,556)	(10,873)	87,629	(60,800)
Financing activities:
Proceeds from issuance of debt	132,721	423,441	998,019	(222,482)	1,331,699
Repayments of debt	—	(449,190)	(824,302)	—	(1,273,492)
Equity activities	(153,049)	—	—	—	(153,049)
Dividends paid by subsidiaries	—	—	(134,853)	134,853	—
Other	—	(14,924)	—	—	(14,924)
Net cash (used in) provided by financing activities	(20,328)	(40,673)	38,864	(87,629)	(109,766)
Effect of exchange rate changes on cash and cash equivalents	—	—	758	—	758
Net change in cash and cash equivalents	—	10,568	43,991	—	54,559
Cash and cash equivalents at the beginning of period	—	35,931	60,412	—	96,343
Cash and cash equivalents at the end of period	$—	$46,499	$104,403	$—	$150,902

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

	Condensed Consolidating Statement of Cash Flows
	Year ended December 31, 2018
	(In thousands)
	WESCO International, Inc.	WESCO Distribution, Inc.	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net cash provided by operating activities	$18,672	$153,467	$124,582	$—	$296,721
Investing activities:
Capital expenditures	—	(17,573)	(18,637)	—	(36,210)
Proceeds from sale of assets	—	—	12,461	—	12,461
Dividends received from subsidiaries	—	347,531	—	(347,531)	—
Advances to subsidiaries and other	—	(406,028)	196,219	199,416	(10,393)
Net cash (used in) provided by investing activities	—	(76,070)	190,043	(148,115)	(34,142)
Financing activities:
Proceeds from issuance of debt	108,497	339,606	1,086,673	(199,416)	1,335,360
Repayments of debt	—	(410,606)	(1,051,611)	—	(1,462,217)
Equity activities	(127,169)	—	—	—	(127,169)
Dividends paid by subsidiaries	—	—	(347,531)	347,531	—
Other	—	(21,068)	—	—	(21,068)
Net cash used in financing activities	(18,672)	(92,068)	(312,469)	148,115	(275,094)
Effect of exchange rate changes on cash and cash equivalents	—	—	(9,095)	—	(9,095)
Net change in cash and cash equivalents	—	(14,671)	(6,939)	—	(21,610)
Cash and cash equivalents at the beginning of period	—	50,602	67,351	—	117,953
Cash and cash equivalents at the end of period	$—	$35,931	$60,412	$—	$96,343

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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

19. SELECTED QUARTERLY FINANCIAL DATA (unaudited)
The following table sets forth selected quarterly financial data for the years ended December 31, 2019 and 2018:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2019
Net Sales	$1,961,267	$2,150,088	$2,148,110	$2,099,452
Cost of goods sold (excluding depreciation and amortization)	1,578,771	1,741,114	1,747,913	1,709,658
Income from operations	70,726	97,950	93,733	83,808
Income before income taxes	53,606	80,643	80,225	67,587
Net income	41,950	63,215	64,339	52,694
Net income attributable to WESCO International	42,369	63,464	64,495	53,098
Basic earnings per share attributable to WESCO International(1)	0.94	1.46	1.53	1.27
Diluted earnings per share attributable to WESCO International(2)	0.93	1.45	1.52	1.26

2018
Net Sales	$1,993,915	$2,103,994	$2,067,245	$2,011,447
Cost of goods sold (excluding depreciation and amortization)	1,613,966	1,704,100	1,670,037	1,621,117
Income from operations	73,241	91,183	97,517	90,499
Income before income taxes	53,458	73,442	80,467	73,658
Net income	42,971	57,673	66,645	58,066
Net income attributable to WESCO International	44,421	57,940	66,849	58,133
Basic earnings per share attributable to WESCO International(1)	0.94	1.23	1.42	1.27
Diluted earnings per share attributable to WESCO International(2)	0.93	1.22	1.41	1.26

(1)
Earnings per share (EPS) in each quarter is computed using the weighted-average number of shares outstanding during that quarter while EPS for the full year is computed by using the weighted-average number of shares outstanding during the year. Thus, the sum of the four quarters’ EPS may not equal the full-year EPS.

(2)
Diluted EPS in each quarter is computed using the weighted-average number of shares outstanding and common share equivalents during that quarter while diluted EPS for the full year is computed by using the weighted-average number of shares outstanding and common share equivalents during the year. Thus, the sum of the four quarters’ diluted EPS may not equal the full-year diluted EPS.

20. SUBSEQUENT EVENTS
On January 10, 2020, WESCO International entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Anixter International Inc. (“Anixter”) and Warrior Merger Sub, Inc., a wholly owned subsidiary of WESCO International (“Merger Sub”). The Merger Agreement provides that, among other things and subject to the terms and conditions of the Merger Agreement, Merger Sub will be merged with and into Anixter (the “Merger”), with Anixter surviving the Merger and continuing as a wholly owned subsidiary of WESCO International.
At the effective time of the Merger, each outstanding share of Anixter common stock will be converted into the right to receive $70.00 in cash, 0.2397 shares of WESCO International common stock, and 0.6356 depositary shares of preferred stock, each share representing a 1/1,000th interest in a share of newly issued WESCO Series A fixed-rate reset cumulative perpetual preferred stock, $25,000 stated amount per whole preferred share (subject to adjustment as set forth in the merger agreement). Based on the closing price of WESCO common stock on January 10, 2020, the last full trading day before the public announcement of the merger, and the liquidation preference of the WESCO Series A preferred stock underlying the preferred stock consideration, and giving effect to the downside protection described in the merger agreement, the implied value of the merger consideration is $100.00 per Anixter share.

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
Effective January 1, 2019, we adopted Accounting Standards Update 2016-02, Leases, and all the related amendments. In connection with the adoption of this new lease standard, we modified certain processes and implemented internal controls related to leases. Except for the effect of adopting the new lease standard, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the updated framework in Internal Control — Integrated Framework (2013) (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission on May 14, 2013. Based on our evaluation under the 2013 Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
Changes in Internal Control Over Financial Reporting
During the last fiscal quarter of 2019, there were no changes in the Company’s internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information set forth under the captions “Board of Directors” and “Executive Officers” in our definitive Proxy Statement for our 2020 Annual Meeting of Stockholders is incorporated herein by reference.
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
The information required by Item 10 that relates to our Directors and executive officers, including the Audit Committee and its financial expert, required by this item, is incorporated by reference from the information appearing under the captions “Corporate Governance,” “Board and Committee Meetings” and “Security Ownership” in our definitive Proxy Statement for our 2020 Annual Meeting of Stockholders that is to be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year on December 31, 2019.
Item 11. Executive Compensation.
The information set forth under the captions “Compensation Discussion and Analysis” and “Director Compensation” in our definitive Proxy Statement for our 2020 Annual Meeting of Stockholders is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information set forth under the caption “Security Ownership” in our definitive Proxy Statement for our 2020 Annual Meeting of Stockholders is incorporated herein by reference.
The following table provides information as of December 31, 2019 with respect to the shares of our common stock that may be issued under our existing equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	2,896,083	$48.19	2,556,535
Equity compensation plans not approved by security holders	—	—	—
Total	2,896,083	$48.19	2,556,535
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information set forth under the captions “Transactions with Related Persons” and “Corporate Governance” in our definitive Proxy Statement for our 2020 Annual Meeting of Stockholders is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
The information set forth under the caption “Independent Registered Public Accounting Firm Fees and Services” in our definitive Proxy Statement for our 2020 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedule.
The financial statements, financial statement schedule and exhibits listed below are filed as part of this annual report:

(a)	(1) Financial Statements
The list of financial statements required by this item is set forth in Item 8, “Financial Statements and Supplementary Data,” and is incorporated herein by reference.
(2) Financial Statement Schedule
Schedule II — Valuation and Qualifying Accounts

(b)	Exhibits

Exhibit No.	Description of Exhibit	Prior Filing or Sequential Page Number
2.1	Agreement and Plan of Merger, dated as of January 10, 2020, by and among WESCO International, Inc., Warrior Merger Sub, Inc. and Anixter International Inc.	Incorporated by reference to Exhibit 2.1 to WESCO’s Current Report on Form 8-K, dated January 13, 2020

3.1	Restated Certificate of Incorporation of WESCO International, Inc.	Incorporated by reference to Exhibit 3.1 to WESCO’s Registration Statement on Form S-4 (No. 333-70404)

3.2	Certificate of Amendment of Certificate of Incorporation to Restated Certificate of Incorporation of WESCO International, Inc.	Incorporated by reference to Exhibit 3.1 to WESCO’s Current Report on Form 8-K, dated May 29, 2014

3.3	Amended and Restated By-laws of WESCO International, Inc., effective as of May 29, 2014	Incorporated by reference to Exhibit 3.2 to WESCO’s Current Report on Form 8-K, dated May 29, 2014

4.1	Indenture, dated November 26, 2013, among WESCO Distribution, Inc. and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.1 to WESCO’s Current Report on Form 8-K, dated November 27, 2013

4.2	Form of 5.375% Unrestricted Note due 2021	Incorporated by reference to Exhibit A-2 to Exhibit 4.1 to WESCO’s Current Report on Form 8-K, dated November 27, 2013

4.3	Indenture, dated June 15, 2016, among WESCO Distribution, Inc. and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.1 to WESCO’s Current Report on Form 8-K, dated June 15, 2016

4.4	Form of 5.375% Unrestricted Note due 2024	Incorporated by reference to Exhibit A-2 to Exhibit 4.1 to WESCO’s Current Report on Form 8-K, dated June 15, 2016

4.5	Description of WESCO International, Inc.’s securities	Filed herewith

10.1	1999 Deferred Compensation Plan for Non-Employee Directors, as amended and restated September 20, 2007	Incorporated by reference to Exhibit 10.5 to WESCO's Annual Report on Form 10-K for the year ended December 31, 2011

Exhibit No.	Description of Exhibit	Prior Filing or Sequential Page Number
10.2	Form of Stock Appreciation Rights Agreement for Employees	Incorporated by reference to Exhibit 10.7 to WESCO's Annual Report on Form 10-K for the year ended December 31, 2011

10.3	Form of Stock Appreciation Rights Agreement for Non-Employee Directors	Incorporated by reference to Exhibit 10.3 to WESCO’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010

10.4	Amended and Restated Employment Agreement, dated as of September 1, 2009, between WESCO International Inc. and John J. Engel	Incorporated by reference to Exhibit 10.2 to WESCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009

10.5	Term Sheet, dated January 15, 2010, memorializing terms of employment of Diane Lazzaris by WESCO International, Inc.	Incorporated by reference to Exhibit 10.28 to WESCO’s Annual Report on Form 10-K for the year ended December 31, 2009

10.6	1999 Long-Term Incentive Plan, as restated effective as of May 30, 2013	Incorporated by reference to Appendix A to the Proxy Statement filed on Schedule 14A on April 16, 2013

10.7	Form of Stock Appreciation Rights Agreement for Employees	Incorporated by reference to Exhibit 10.33 to WESCO's Annual Report on Form 10-K for the year ended December 31, 2014

10.8
Fourth Amended and Restated Receivables Purchase Agreement, dated as of September 24, 2015, by and among WESCO Receivables Corp., WESCO Distribution, Inc., the various Purchaser Groups from time to time party thereto and PNC Bank, National Association, as Administrator
Incorporated by reference to Exhibit 10.2 to WESCO’s Current Report on Form 8-K, dated September 24, 2015

10.9	Form of Non-Employee Director Restricted Stock Unit Agreement	Incorporated by reference to Exhibit 10.1 to WESCO’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016

10.10	Form of Notice of Performance Share Award Under the WESCO International, Inc. 1999 Long-Term Incentive Plan, as amended May 30, 2013	Incorporated by reference to Exhibit 10.23 to WESCO's Annual Report on Form 10-K for the year ended December 31, 2015

10.11	Form of Director and Officer Indemnification Agreement, entered among WESCO International, Inc. and certain of its executive officers and directors listed on a schedule attached thereto	Incorporated by reference to Exhibit 10.24 to WESCO's Annual Report on Form 10-K for the year ended December 31, 2015

10.12	First Amendment to Fourth Amended and Restated Receivables Purchase Agreement, dated as of December 18, 2015	Incorporated by reference to Exhibit 10.1 to WESCO’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016

10.13	Second Amendment to Fourth Amended and Restated Receivables Purchase Agreement, dated as of April 19, 2016	Incorporated by reference to Exhibit 10.2 to WESCO’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016

10.14	Third Amendment to Fourth Amended and Restated Receivables Purchase Agreement, dated as of May 10, 2016	Incorporated by reference to Exhibit 10.3 to WESCO’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016

Exhibit No.	Description of Exhibit	Prior Filing or Sequential Page Number
10.15	Fourth Amendment to Fourth Amended and Restated Receivables Purchase Agreement, dated as of May 27, 2016	Incorporated by reference to Exhibit 10.4 to WESCO’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016

10.16	Term Sheet, dated October 6, 2016, memorializing terms of employment of David S. Schulz by WESCO International, Inc.	Incorporated by reference to Exhibit 10.28 to WESCO's Annual Report on Form 10-K for the year ended December 31, 2016

10.17	Fifth Amendment to Fourth Amended and Restated Receivables Purchase Agreement, dated as of November 8, 2017	Incorporated by reference to Exhibit 10.1 to WESCO's Current Report on Form 8-K, dated November 8, 2017

10.18	Sixth Amendment to Fourth Amended and Restated Receivables Agreement, dated as of December 29, 2017	Incorporated by reference to Exhibit 10.22 to WESCO’s Annual Report on Form 10-K for the year ended December 31, 2017

10.19	Form of Non-Employee Director Restricted Stock Unit Agreement	Incorporated by reference to Exhibit 10.23 to WESCO’s Annual Report on Form 10-K for the year ended December 31, 2017

10.20	Form of Restricted Stock Unit Agreement for Employees	Incorporated by reference to Exhibit 10.24 to WESCO’s Annual Report on Form 10-K for the year ended December 31, 2017

10.21	Form of Stock Appreciation Rights Agreement for Employees	Incorporated by reference to Exhibit 10.25 to WESCO’s Annual Report on Form 10-K for the year ended December 31, 2017

10.22	Form of Notice of Performance Share Award Under the WESCO International, Inc. 1999 Long-Term Incentive Plan, as amended May 31, 2017	Incorporated by reference to Exhibit 10.26 to WESCO’s Annual Report on Form 10-K for the year ended December 31, 2017

10.23	1999 Long-Term Incentive Plan, as restated effective as of May 31, 2017	Incorporated by reference to Appendix A to the Proxy Statement filed on Schedule 14A on April 17, 2017

10.24	Term Sheet, dated December 4, 2015, memorializing terms of employment of Robert Minicozzi by WESCO International, Inc.	Incorporated by reference to Exhibit 10.28 to WESCO’s Annual Report on Form 10-K for the year ended December 31, 2017

10.25	Term Sheet, dated April 6, 2018, memorializing terms of employment of Christine Wolf by WESCO International, Inc.	Incorporated by reference to Exhibit 10.1 to WESCO’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018

10.26	Seventh Amendment to Fourth Amended and Restated Receivables Agreement, dated as of April 23, 2018	Incorporated by reference to Exhibit 10.1 to WESCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018

10.27	Eighth Amendment to Fourth Amended and Restated Receivables Agreement, dated as of December 21, 2018	Incorporated by reference to Exhibit 10.30 to WESCO’s Annual Report on Form 10-K for the year ended December 31, 2018

Exhibit No.	Description of Exhibit	Prior Filing or Sequential Page Number
10.28	Voting Agreement, dated as of January 10, 2020, by and among WESCO International, Inc. and the stockholders of Anixter International Inc. listed on Schedule A thereto	Incorporated by reference to Exhibit 10.1 to WESCO’s Current Report on Form 8-K, dated January 13, 2020

10.29	Term Sheet, dated September 25, 2019, memorializing terms of employment of Nelson Squires by WESCO International, Inc.	Incorporated by reference to Exhibit 10.1 to WESCO’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2019

10.30
Third Amended and Restated Credit Agreement, dated as of September 26, 2019 among WESCO Distribution, Inc., the other U.S. Borrowers party thereto, WESCO Distribution Canada LP, the other Canadian Borrowers party thereto, WESCO International, Inc., the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent
Incorporated by reference to Exhibit 10.1 to WESCO’s Current Report on Form 8-K, dated September 30, 2019

10.31	Ninth Amendment o Fourth Amended and Restated Receivables Purchase Agreement, dated as of September 26, 2019	Incorporated by reference to Exhibit 10.2 to WESCO’s Current Report on Form 8-K, dated September 30, 2019

21.1	Subsidiaries of WESCO International, Inc.	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101	Interactive Data File	Filed herewith

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	Filed herewith
The registrant hereby agrees to furnish supplementally to the Commission, upon request, a copy of any omitted schedule to any of the agreements contained herein.
Copies of exhibits may be retrieved electronically at the U.S. Securities and Exchange Commission’s home page at www.sec.gov. Exhibits will also be furnished without charge by writing to David S. Schulz, Senior Vice President and Chief Financial Officer, 225 West Station Square Drive, Suite 700, Pittsburgh, Pennsylvania 15219. Requests may also be directed to (412) 454-2200.

Schedule II—Valuation and Qualifying Accounts

	Balance at Beginning	Charged to	Charged to Other		Balance at
	of Period	Expense	Accounts(1)	Deductions(2)	End of Period
Allowance for doubtful accounts	(In thousands)
Year ended December 31, 2019	$24,468	7,006	52	(6,083)	$25,443
Year ended December 31, 2018	21,313	10,854	—	(7,699)	24,468
Year ended December 31, 2017	22,007	8,466	—	(9,160)	21,313
_________________________

(1)	Represents allowance for doubtful accounts in connection with certain acquisitions and divestitures.

(2)	Includes a reduction in the allowance for doubtful accounts due to write-off of accounts receivable.

Item 16. Form 10-K Summary.
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESCO INTERNATIONAL, INC.
By:	/s/ JOHN J. ENGEL
	Name:	John J. Engel
	Title:	Chairman, President and Chief Executive Officer
	Date:	February 24, 2020

WESCO INTERNATIONAL, INC.
By:	/s/ DAVID S. SCHULZ
	Name:	David S. Schulz
	Title:	Senior Vice President and Chief Financial Officer
	Date:	February 24, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN J. ENGEL	Chairman, President and Chief Executive Officer	February 24, 2020
John J. Engel	(Principal Executive Officer)

/s/ DAVID S. SCHULZ	Senior Vice President and Chief Financial Officer	February 24, 2020
David S. Schulz	(Principal Financial and Accounting Officer)

/s/ MATTHEW J. ESPE	Director	February 24, 2020
Matthew J. Espe

/s/ BOBBY J. GRIFFIN	Director	February 24, 2020
Bobby J. Griffin

/s/ JOHN K. MORGAN	Director	February 24, 2020
John K. Morgan

/s/ STEVEN A. RAYMUND	Director	February 24, 2020
Steven A. Raymund

/s/ JAMES L. SINGLETON	Director	February 24, 2020
James L. Singleton

/s/ EASWARAN SUNDARAM	Director	February 24, 2020
Easwaran Sundaram

/s/ LAURA K. THOMPSON	Director	February 24, 2020
Laura K. Thompson

/s/ LYNN M. UTTER	Director	February 24, 2020
Lynn M. Utter