Form 10-K/A
period 2019-12-31
WESCO INTERNATIONAL INC
filed 2020-03-09
CIK 929008

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
Amendment No. 1
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No □
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes □ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes ☑ No □
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such file). Yes ☑ No □

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):
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
As of March 6, 2020, 41,873,053 shares of Common Stock, par value $.01 per share, of the registrant were outstanding.

Documents Incorporated by Reference
None.

EXPLANATORY NOTE
On February 24, 2020, WESCO International, Inc. (“WESCO,”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “Original Form 10-K”). WESCO is filing this Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) in order to include the information required by Items 10 through 14 for Form 10-K. This information was previously omitted from the Original Form 10-K consistent with General Instruction G(3) to Form 10-K. WESCO is filing the 10-K/A to provide the information required in Part III of Form 10-K for purposes of incorporating that information by reference into other filings with the Securities and Exchange Commission (the “SEC”). This Form 10-K/A amends and restates in its entirety Part III, Items 10 through 14 of the Original Form 10-K, to include information previously omitted from the Original Form 10-K consistent with General Instruction G(3) to Form 10-K. The reference on the cover page of the Original Form 10-K to the incorporation by reference of portions of WESCO’s definitive proxy statement into Part III of the Original Form 10-K is hereby deleted. In this Form 10-K/A, “WESCO” refers to WESCO International, Inc., and its subsidiaries and its predecessors unless the context otherwise requires. References to “we,” “us,” “our” and the “Company” refer to WESCO and its subsidiaries.
In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), certifications by WESCO’s principal executive officer and principal financial officer are filed as exhibits to this Form 10-K/A under Item 15 of Part IV hereof. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Form 10-K/A.
Except as described above, this Form 10-K/A does not modify or update disclosure in, or exhibits to, the Original Form 10-K. Furthermore, this Form 10-K/A does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original Form 10-K. Information not affected by this Form 10-K/A remains unchanged and reflects the disclosures made at the time the Original Form 10-K was filed. Accordingly, this Form 10-K/A should be read in conjunction with the Original Form 10-K and our other filings with the SEC.

PART III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
BOARD OF DIRECTORS
The Board is composed of nine directors as of the filing date of this Form 10-K/A. The following is the complete list of individuals who comprise our Board of Directors and Board Committees as of March 9, 2020.

Name	Age	Director Since	Audit	Compensation	Executive	Nominating and Governance
John J. Engel	58	2008
Matthew J. Espe	61	2016
Bobby J. Griffin	71	2014
John K. Morgan	65	2008
Steven A. Raymund	64	2006
James L. Singleton(1)	64	1998
Easwaran Sundaram	48	2018
Laura K. Thompson	55	2019
Lynn M. Utter	57	2006
(1)	Lead Director
Chair
Member

JOHN J. ENGEL

John J. Engel was elected as Chairman at the 2011 Annual Meeting and has served as our President and Chief Executive Officer since 2009. Previously, Mr. Engel served as our Senior Vice President and Chief Operating Officer from 2004 to 2009. Before joining WESCO in 2004, Mr. Engel served as Senior Vice President and General Manager of Gateway, Inc.; Executive Vice President and Senior Vice President of Perkin Elmer, Inc.; and Vice President and General Manager of Allied Signal, Inc. Mr. Engel also held various engineering, manufacturing and general management positions at General Electric Company. Mr. Engel also serves as a director of United States Steel Corporation, is a member of the Business Roundtable and the Business Council, and is a member of the Board of Directors of the National Association of Manufacturers.

Qualifications: Among Mr. Engel’s experience, qualifications, attributes and skills for which he is considered a valuable member of the Board of Directors, Mr. Engel is the Company’s Chairman and Chief Executive Officer, previously served as its Chief Operating Officer and has extensive experience as a senior executive and operating leader in various global industries and a diverse range of businesses. He is experienced in strategic planning, risk oversight and managing complex operational and financial matters.

MATTHEW J. ESPE

Matthew J. Espe is an Operating Partner at Advent International, a position he has held since November 2017. From February 2017 to November 2017, he served as the Chief Executive Officer of Radial, Inc., a multinational e-commerce company. Previously, Mr. Espe served as Chief Executive Officer and President of Armstrong World Industries, Inc., a global producer of flooring products and ceiling systems, a position he held from 2010 to March 2016. Previously, Mr. Espe served as Chairman and Chief Executive Officer of Ricoh Americas from 2008 to 2010 and Chairman and Chief Executive Officer of IKON Office Solutions, Inc. from 2002 to 2008. Mr. Espe began his career at General Electric Company, and he was with GE for more than 20 years, most recently as President and Chief Executive Officer of GE Lighting. Mr. Espe is also a member of the Board of Directors at Realogy Holdings Corp. and Foundation Building Materials, Inc.

Qualifications: Among Mr. Espe’s experience, qualifications, attributes and skills for which he is considered a valuable member of the Board of Directors, Mr. Espe has considerable experience as a Chief Executive Officer of a Fortune 500 company, and he brings significant management experience and knowledge to the Board of Directors in the areas of finance, accounting, international business operations, risk oversight and corporate governance. He also brings significant experience gained from service on the board of directors of other public companies.

BOBBY J. GRIFFIN

Bobby J. Griffin served as President, International Operations of Ryder System, Inc., a global provider of commercial transportation, logistics, and supply chain management solutions, from 2005 to 2007, at which time he retired. Beginning in 1986, Mr. Griffin served in various other management positions with Ryder System, Inc., including as Executive Vice President, International Operations from 2003 to March 2005 and Executive Vice President, Global Supply Chain Operations from 2001 to 2003. Prior to Ryder System, Inc., Mr. Griffin was an executive at ATE Management and Service Company, Inc., which was acquired by Ryder System, Inc. in 1986. He also serves as a director of Atlas Air Worldwide Holdings, Inc., Hanesbrands Inc. and United Rentals, Inc.

Qualifications: Among Mr. Griffin’s experience, qualifications, attributes and skills for which he is considered a valuable member of the Board of Directors, Mr. Griffin has served as a senior executive in multiple industries, has supply chain expertise, has extensive international business experience, and experience as a public company board member.

JOHN K. MORGAN

John K. Morgan served as the Chairman, President and Chief Executive Officer of Zep Inc., a specialty chemicals company, from 2007 until his retirement in June 2015. From July 2007 to October 2007, he served as Executive Vice President of Acuity Brands and President and Chief Executive Officer of Acuity Specialty Products, just prior to its spin off from Acuity Brands, Inc. From 2005 to July 2007, he served as President and Chief Executive Officer of Acuity Brands Lighting. He also served Acuity Brands as President and Chief Development Officer from 2004 to 2005, as Senior Executive Vice President and Chief Operating Officer from 2002 to 2004, and as Executive Vice President from 2001 to 2002. He also serves as a director of LSI Industries Inc.

Qualifications: Among Mr. Morgan’s experience, qualifications, attributes and skills for which he is considered a valuable member of the Board of Directors, Mr. Morgan has experience as a Chief Executive Officer with broad expertise in senior executive and operating leadership roles, including extensive experience in and knowledge of the industry in which the Company operates.

STEVEN A. RAYMUND

Steven A. Raymund began his employment with Tech Data Corporation, a distributor of information technology products, in 1981. From 1986 until his retirement in 2006, he served as its Chief Executive Officer, and from 1991 to June 2017, he served as its Chairman of the Board of Directors. Mr. Raymund also serves as a director of Jabil, Inc. and as a member of the Board of Advisors for the Moffitt Cancer Center; the Board of Trustees of All Children’s Hospital, Inc.; The Board of Trustees of the University of Oregon Foundation; and the Board of Directors for Gulf Coast Jewish Family and Community Services.

Qualifications: Among Mr. Raymund’s experience, qualifications, attributes and skills for which he is considered a valuable member of the Board of Directors, Mr. Raymund has considerable experience as a Chief Executive Officer of a Fortune 500 company in a global distribution business, has supply chain expertise, has broad experience as a public company board member in various industries, and is an audit committee financial expert.

JAMES L. SINGLETON

James L. Singleton is Chairman and Chief Executive Officer of Cürex Group Holdings, LLC, an institutional foreign exchange execution services and data analytics provider, and has held that position since May 2014. From 2010 to May 2014, he served as the Vice Chairman of Cürex Group Holdings, LLC. From 1994 to 2005, he served as the President of The Cypress Group LLC, a private equity firm of which he was a co-founder. Prior to founding Cypress, he served as a Managing Director in the Merchant Banking Group at Lehman Brothers. In addition, Mr. Singleton previously served as a director of ClubCorp, Inc., Danka Business Systems PLC and William Scotsman International, Inc.

Qualifications: Among Mr. Singleton’s experience, qualifications, attributes and skills for which he is considered a valuable member of the Board of Directors, Mr. Singleton is a Chief Executive Officer and has extensive expertise in the capital markets, mergers and acquisitions, and knowledge of the Company, its industry, business and history.

EASWARAN SUNDARAM

Easwaran Sundaram has served as the Executive Vice President and Chief Digital & Technology Officer of JetBlue Airways Corporation since 2012 and, since January 2016, as Chairman of the Board & Oversight Officer for JetBlue Technology Ventures, a wholly owned subsidiary of JetBlue Airways that incubates, invests in and partners with early stage startups. Previously, he was Senior Vice President of Global Supply Chain and Chief Information Officer at Pall Corporation and served in a senior supply chain management role at PSS World Medical – McKesson Corporation. Mr. Sundaram serves as a director of SolarWinds Corporation and a director of SITA, a private global information technology company providing services to the air transport industry.

Qualifications: Among Mr. Sundaram’s experience, qualifications, attributes and skills for which he is considered a valuable member of the Board of Directors are his leadership experience as a technology executive of a Fortune 500 company and his expertise in digital tools and applications, cybersecurity and global supply chain management.

LAURA K. THOMPSON

Laura K. Thompson served as Executive Vice President of The Goodyear Tire & Rubber Company until her retirement in March 2019, and from 2013 to 2018 she served as Executive Vice President and Chief Financial Officer.  She has over 35 years of international business and finance experience, including as Vice President of Business Development and Vice President of Finance and Director of Investor Relations.  Ms. Thompson is also a Director of Parker Hannifin Corporation.

Qualifications: Among Ms. Thompson’s experience, qualifications, attributes and skills for which she is considered a valuable member of the Board of Directors are her financial expertise and her global executive leadership experience in finance, operations and business development at a Fortune 200 company.

LYNN M. UTTER

Lynn M. Utter is the Chief Talent Officer of Atlas Holdings, a position she has held since July 2018. From April 2016 to June 2018, she served as Chief Executive Officer of First Source LLC, a packager and distributor of national branded, unbranded and private label confectionery products, nuts, snacks, specialty foods and natural products sold to retailers throughout the United States. She previously served as the President and Chief Operating Officer of Knoll Office, a designer and manufacturer of office furniture products, from 2012 to April 2015. She served as President and Chief Operating Officer of Knoll North America from 2008 to 2012. From 1997 to 2008, she served as Chief Strategy Officer and in a number of other senior operating and strategic planning positions for Coors Brewing Company. From 1986 to 1996, Ms. Utter worked at Frito Lay and Strategic Planning Associates, LLC. Ms. Utter serves as a director of Lincoln Financial Group and a director of private equity backed Merchant Metals. She also has served as a member of the Board of Overseers for the Henry Crown Fellowship at The Aspen Institute, The University of Texas, and the United Way.

Qualifications: Among Ms. Utter’s experience, qualifications, attributes and skills for which she is considered a valuable member of the Board of Directors, Ms. Utter has executive leadership experience in key operating roles, has extensive experience as a senior executive in multiple industries and disciplines, including sales, manufacturing and distribution; has extensive experience in strategic planning as a Chief Strategy Officer and strategy consultant; and has been awarded recognition in the business community as a woman whose outstanding achievements serve as a model of excellence.

EXECUTIVE OFFICERS

Our executive officers and their respective ages and positions as of March 9, 2020, are set forth below.

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
John J. Engel was elected as Chairman at the 2011 Annual Meeting and has served as our President and Chief Executive Officer since 2009. Previously, Mr. Engel served as our Senior Vice President and Chief Operating Officer from 2004 to 2009. Before joining WESCO in 2004, Mr. Engel served as Senior Vice President and General Manager of Gateway, Inc., Executive Vice President and Senior Vice President of Perkin Elmer, Inc., Vice President and General Manager of Allied Signal, Inc., and also held various engineering, manufacturing and general management positions at General Electric Company.

Diane E. Lazzaris has served as our Senior Vice President and General Counsel since January 2014, and from 2010 to December 2013 she served as our Vice President, Legal Affairs. From 2008 to 2010, Ms. Lazzaris served as Senior Vice President – Legal, General Counsel and Corporate Secretary of Dick’s Sporting Goods, Inc. From 1994 to 2008, she held various corporate counsel positions at Alcoa Inc., including Group Counsel to a group of global businesses.
Robert Minicozzi has served as our Vice President and Chief Information Officer since January 2016. From 2012 to December 2015, Mr. Minicozzi served as Vice President and Global Divisional Chief Information Officer of Arrow Electronics, Inc. and previously held various information systems leadership positions with Arrow Electronics, Inc.
David S. Schulz has served as our Senior Vice President and Chief Financial Officer since October 2016. From April 2016 to October 2016, Mr. Schulz served as Senior Vice President and Chief Operating Officer of Armstrong Flooring, Inc. and from November 2013 to March 2016, he served as Senior Vice President and Chief Financial Officer of Armstrong World Industries, Inc. and as Vice President, Finance of the Armstrong Building Products division from 2011 to November 2013. Prior to joining Armstrong World Industries in 2011, he held various financial leadership roles with Procter & Gamble and The J.M. Smucker Company. Mr. Schulz began his career as an officer in the United States Marine Corps.
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

CORPORATE GOVERNANCE

Corporate Governance Guidelines
We have adopted Corporate Governance Guidelines in conformity with the New York Stock Exchange (NYSE) listed company standards to provide a framework to assist members of our Board in fully understanding and effectively implementing their responsibilities while assuring our on-going commitment to high standards of corporate conduct and compliance.
We have adopted a Code of Business Ethics and Conduct and a Global Anti-Corruption Policy which apply to our Board of Directors and all of our employees and cover all areas of professional conduct, including customer relations, conflicts of interest, insider trading, financial disclosure, and compliance with applicable laws and regulations.
We also have adopted a Senior Financial Executive Code of Principles for Senior Executives, referred to as the Senior Financial Executive Code, which applies to our Chief Executive Officer, Chief Financial Officer and Corporate Controller. We disclose future amendments to, or waivers from, the Senior Financial Executive Code on the corporate governance section of our website within four business days of any amendment or waiver.
You may access our Corporate Governance Guidelines, Committee Charters, Code of Business Ethics and Conduct, Global Anti-Corruption Policy, Senior Financial Executive Code, Independence Policy, and related documents on our website at www.wesco.investorroom.com/overview.

Board’s Role in Oversight of Risk Management
Management is responsible for risk management, and the Board’s role is to oversee management’s efforts in this area. As part of their regular meetings and deliberations, the Board and its Committees review and discuss matters of significance regarding operational, financial and other risks, including cybersecurity risks relevant to the Company’s business. Strategic risks and operating risks are monitored by the Board through discussions regarding the Company’s strategic and operating plans and regular reviews of the Company’s operating performance. The Audit Committee of the Board discusses and reviews guidelines and policies with respect to risk assessment and risk management and discusses with management the Company’s major financial risk exposures and the steps management takes to monitor and control such exposures. In addition, management assesses the Company’s enterprise risk and reviews with the entire Board significant risks and associated mitigating factors on an annual basis. The Compensation Committee of the Board reviews the potential for risk related to the Company’s compensation arrangements, including compensation arrangements and policies for executives, and determines whether any such arrangements are likely to encourage excessive or inappropriate risk taking. As part of these processes, the Nominating and Governance Committee is responsible for oversight of significant environmental, social and governance (ESG) matters that are relevant to the Company.

BOARD AND COMMITTEE MEETINGS
Our Board has four standing committees: an Executive Committee, a Nominating and Governance Committee, an Audit Committee, and a Compensation Committee. Each Committee operates under a separate charter, which is available on the corporate governance section of our website at www.wesco.investorroom.com/committee-composition.
Executive Committee
During 2019, following the retirement of Ms. Sandra Beach Lin at the 2019 Annual Meeting, the Executive Committee consisted of Messrs. Engel, Griffin, Morgan, Raymund and Singleton, with Mr. Singleton serving as Chairman of the Executive Committee. With the exception of Mr. Engel, all Executive Committee members have been determined by our Board to be independent Directors according to the independence standards of the NYSE. The Executive Committee may exercise all the powers and authority of the Directors in the management of the business and affairs of our Company and has been delegated authority to exercise the powers of our Board between Board meetings.
Nominating and Governance Committee
The members of our Nominating and Governance Committee are required to be, and were determined by our Board to be, independent under the independence standards of the NYSE. From January 2019 until the retirement of Ms. Beach Lin at the 2019 Annual Meeting, the Nominating and Governance Committee consisted of Messes. Beach Lin and Utter, Messrs. Espe, Griffin and Singleton, with Ms. Beach Lin serving as Chair of the Nominating and Governance Committee. Following the 2019 Annual Meeting, the Nominating and Governance Committee consisted of Messrs. Griffin, Espe, and Singleton and Ms. Utter, with Mr. Griffin serving as Chair of the Nominating and Governance Committee. The Nominating and Governance Committee is responsible for identifying and nominating candidates for election or appointment to our Board and determining compensation for Directors. It is also the responsibility of our Nominating and Governance Committee to review and make recommendations to our Board with respect to our corporate governance policies and practices and to develop and recommend to our Board a set of corporate governance principles.
Audit Committee
The members of our Audit Committee are required to be, and were determined by our Board to be, independent Directors according to the independence standards of the SEC and the NYSE. From January 2019 through September 30, 2019 the Audit Committee consisted of Messrs. Raymund, Espe and Sundaram and Ms. Utter, with Mr. Raymund serving as Chair of the Audit Committee. Ms. Laura Thompson joined the Audit Committee on October 1, 2019 and from October 1, 2019 to November 30, 2019 the Audit Committee consisted of Messrs. Raymund, Espe and Sundaram and Messes. Thompson and Utter.  From December 1, 2019 through the end of the year, the Audit Committee consisted of Messrs. Raymund and Sundaram and Messes. Thompson and Utter.  Our Board has determined that Mr. Raymund and Messes. Thompson and Utter are Audit Committee Financial Experts, as defined under applicable SEC regulations. Our Audit Committee is responsible, among other things, for: (a) appointing the independent registered public accounting firm to perform an integrated audit of our financial statements and to perform services related to the audit; (b) reviewing the scope and results of the audit with the independent registered public accounting firm; (c) reviewing with management our quarterly and year-end operating results; (d) considering the adequacy of our internal accounting and control procedures; (e) reviewing the Annual Report on Form 10-K and Quarterly Reports on Form 10-Q; and (f) reviewing any non-audit services to be performed by the independent registered public accounting firm and the potential effect on the registered public accounting firm’s independence.
Compensation Committee
The members of our Compensation Committee are required to be, and were at all times, independent Directors according to the independence standards of the SEC and the NYSE (including the enhanced independence requirements for Compensation Committee members) and is an “outside director” as defined in Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”). From January 2019 until the retirement of Ms. Beach Lin at the 2019 Annual Meeting, the Compensation Committee consisted of Messrs. Morgan, Griffin and Singleton and Ms. Beach Lin, with Mr. Morgan serving as Chairman. From the 2019 Annual Meeting until November 30, 2019 the Compensation Committee consisted of Messrs. Morgan, Griffin and Singleton, with Mr. Morgan serving as Chairman.  Mr. Espe joined the Compensation Committee on December 1, 2019.  Our Compensation Committee is responsible for the review, recommendation and approval of compensation arrangements for executive officers and for the administration of certain benefit and compensation plans and arrangements of the Company.

Compensation Committee Interlocks
None of our executive officers serves as an executive officer of, or as a member of, the compensation committee of any public company that has an executive officer, director or other designee serving as a member of our Board. No member of our Compensation Committee has been an executive officer of the Company.

ITEM 11.	EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis section discusses the Company’s compensation philosophy, policies and arrangements for the 2019 year that are applicable to our Named Executive Officers (“NEOs”):

John J. Engel Chairman, President and Chief Executive Officer Diane E. Lazzaris Senior Vice President and General Counsel David S. Schulz Senior Vice President and Chief Financial Officer	Nelson J. Squires III Senior Vice President and Chief Operating Officer Christine A. Wolf Senior Vice President and Chief Human Resources Officer

EXECUTIVE SUMMARY
Key elements of our executive compensation program include the following:

ELEMENT	DESCRIPTION

Stockholder Outreach	In 2019, we continued our extensive stockholder outreach program and received the support of over 94% in favor of our say-on-pay.
Straightforward Program	Our program is straightforward and comprises three elements: (1) Base Salary; (2) Short-Term Incentive Program (STIP); and (3) Long-Term Incentive Program (LTIP).
Pay for Performance	Our performance metrics are linked to our strategy and demonstrate our pay for performance philosophy that aligns compensation with performance.
Balanced Mix of Incentives	We have a balanced mix of short- and long-term incentives, using a blend of performance metrics.
Challenging Incentive Award Goals	We set challenging short- and long-term incentive award goals.
Reasonable Compensation Levels	Total compensation is targeted at the median of our peer group, and the levels of compensation are reasonable.
Limited Perquisites	We have limited use of perquisites.
No Tax Gross-Ups on Executive-Only Perquisites	We do not provide tax gross-ups on executive-only perquisites.
Independent Committee and Consultant	Our Compensation Committee is 100% independent and utilizes an independent compensation consultant.
Stock Ownership Guidelines	We have robust stock ownership guidelines for our NEOs.
No Hedging or Pledging	NEOs are prohibited from hedging or pledging our stock.
Clawback Policy	We have a clawback policy that applies to financial restatement and also events of misconduct.

Pay for Performance
Our compensation program uses the following performance metrics:

Performance Metrics		Why It’s Included	How It’s Used

Short-Term Incentive Program	Earnings Before Interest Taxes Depreciation and Amortization (EBITDA)
Encompasses sales growth
(including organic sales growth),
operating margin performance
(including gross margin and cost
management) and profitability, all
of which are central to the
Company’s strategy and the
creation of long-term stockholder
value.

These metrics are used in the
STIP, based on the Board-
approved annual operating plan.
The Board approves the plan
each December, and these
metrics are used for the following
fiscal year’s incentive plan.

Free Cash Flow
Relates directly to the
Company’s operating
performance, including the
effective management of working
capital, which is especially
relevant for a distributor. Strong
free cash flow is a hallmark of our
business and important to our
investors.

Long-Term Incentive Program	Net Income Growth and EPS Growth	Linked to strategy to drive profitable revenue and earnings growth; encompasses sales growth, margin improvement and cost control.
These metrics are over a three-
year horizon, and represent an
appropriate mix of a growth
metric and a return metric, both
of which are relevant to our
business and strategy. We
believe that the combination of
earnings growth and effective
asset management drives value
for a distribution business.

Return on Net Assets (RONA)
Important operating metric for a
distributor like us, since it
focuses on improving profitability
and the efficient use of operating
assets (working capital, property,
buildings and equipment) to
create value for our stockholders.

2019 Performance Highlights
2019 performance highlights include:
•	Sales growth - achieved record sales of $8.4 billion, up 2.2% compared to the prior year
•	EPS - earnings per diluted share of $5.14, up 7% compared to the prior year, and is a record level
•	Cash Flow - operating cash flow of $234 million and free cash flow of $180 million, or 81% of net income
•	Increased Stock Price - total stockholder return of 24% for 2019
•
Leadership talent - strengthened our talent base, including the promotion of Nelson Squires to Senior Vice President and Chief Operating Officer, and added a new independent director to our Board of Directors

SAY-ON-PAY – STOCKHOLDER ENGAGEMENT AND BOARD RESPONSIVENESS
In 2019, the Company’s advisory vote on executive compensation received the approval of over 94% of the shares voted. We believe the vote reinforces the changes that the Compensation Committee and Board made to the Compensation structure described in our 2019 Proxy and highlighted below:

What We Heard:	What We Did:
LTIP Mix – Stockholders favored a higher weighting of Performance Shares in our Long-Term Incentive Program.	Increased the weighting of Performance Shares to 50% (changed from 30%) starting in 2019.

STIP Program – Some stockholders favored a higher weighting on objective quantitative measures versus subjective assessment.	Starting in 2019, the STIP target is 100% based on quantitative measures (changed from 75% quantitative, 25% subjective).

What We Heard:	What We Did:
Performance Metrics – Some stockholders noted that they don’t have a mandate about what metrics to use; they rely on the board to determine which are most relevant to the company and its strategy. A few had particular metrics they favored, but there was not consensus among stockholders on the use of a particular metric. Some stockholders expressed a preference for metrics relating to operational matters over which management has control rather than metrics (e.g., stock price) that investors believed to be more influenced by macro factors outside of management’s control.

Enhanced the disclosure of the Board’s pay for performance rationale for choosing the metrics and their link to the company’s strategy. Focus on financial operating metrics that encompass key value drivers of sales growth, margin improvement, and capital allocation.

Compensation Setting Process – Investors were interested in additional details about the Committee’s compensation-setting process and the rationale for decisions made.	Provided additional insight into: • Setting of performance targets and rationale • Peer group selection and rationale • The Committee’s use of an independent compensation consultant
Positive Feedback – There were many aspects of our compensation program that received positive feedback.
We kept the aspects of the program that stockholders liked:
•    Straightforward, balanced program
•    Reasonable levels of compensation targeted at median
•    100% independent Compensation Committee
•    Robust stock ownership guidelines
•    No hedging or pledging of stock
•    Clawback policy

Though not specific to say-on-pay topics, investors gave additional feedback during this engagement process:
Governance Topics – Investors expressed positive feedback on the diversity of the Board, the Board refreshment process, enhancements to the Board and Director evaluation process, and efforts to keep current on relevant developments and topics.
We enhanced the disclosures regarding: • Board Diversity • Board Refreshment • Rigorous Board, Committee, and Director evaluation process • Director Continuing Education

Compensation Philosophy, Approach and Pay Elements
We have a straightforward and transparent compensation program that is linked to our strategy and the drivers of long-term stockholder value. It is based on our pay for performance methodology and we use operating performance metrics that are important to our business. To be successful, we need to attract and retain executives and employees who are talented and motivated to grow long-term stockholder value.
There are three central elements to our executive total compensation:
(1)	base salary – cash-based;
(2)	short-term incentives – cash-based, and based on the annual operating plan approved by the Board; and
(3)
long-term incentives – stock-based, and based on three-year performance periods, linked to growth and return metrics and whose value depends on the increase in the company’s stock price over the long term, thus further aligning the executive’s interests with stockholders’ interests.

Structuring a balanced, fair and properly-crafted compensation program for our executive leaders is essential to promote our high performance culture and contribute to our success. Our compensation philosophy begins with the recognition that our success depends on the talent of our people. To encourage high level performance of our leaders we have constructed a compensation plan that rewards the behavior of our executives in pursuit of the following three broad goals.
The first of our philosophical tenets is to attract and retain an excellent management team, because a high performing team is critical to our success as a company. Developing and strengthening our corporate relationships with our customers and suppliers over the long-term enables our business to grow profitably. Also important is the consistency of leadership in support of our corporate mission and sustaining our high performance culture.
The second philosophical goal of our compensation planning is to enable WESCO to recruit strong leaders as we grow our business and expand our product and service offerings. We were able to recruit our NEOs because of our culture and compensation packages that aligned their performance with our strategy of creating value. Our approach in aligning our compensation plans to our strategy has been an important reason for our recruiting successes.
Finally, the third goal of our compensation plan is to reward our executives fairly and provide proper and balanced incentives for long-term value creation. Essentially, we want to provide a level of annual base compensation that is fair. When our executives perform at a level of high achievement, we reward them with attractive but capped annual cash bonus awards. In years when performance measures are not met, they may receive little or no bonus. In terms of long-term incentives, we believe that the opportunity to participate in the growth in value of our share price links pay to performance. We provide equity incentives to align management’s interests with those of stockholders, and we maintain robust stock ownership guidelines to instill that mindset.

Based on our objectives, we believe it is appropriate that we target our three compensation elements at the median of the peer group. The Company’s target total cash compensation and long-term incentives for the NEOs have been generally at or below the median of the peer group.
We assess the effectiveness of our compensation programs regularly and use the services of an internationally recognized independent compensation consultant, Meridian Compensation Partners, LLC (“Meridian”), which provides us with research information and data. Meridian serves as a resource to our Committee, providing information on new developments, best practices and trends in compensation. However, the Committee makes its own decisions, uses its own judgment and comes to its own conclusions relating to plan design and compensation. All of our Committee members are independent, as defined by applicable regulations.

PAY ELEMENT	PURPOSE
Base Salary	Fixed level of competitive base pay to attract and retain executive talent
Short-Term Incentive Plan (STIP)	Recognize annual performance achievements based on financial and operating performance of the Company with metric targets based on the Company's annual Board approved operating plan. Payouts are capped at 2x target.
Long-Term Incentive Plan (LTIP)	Reward creation of long-term stockholder value. Each equity component serves a purpose, is objectively measured and aligns with stockholder interest. • Performance Shares have a three-year performance term • Stock Appreciation Rights have 10-year term • Restricted Stock Units have three-year cliff vesting
Benefits	Competitive retirement and savings plan benefits to encourage retention and support long-term employment

GOVERNANCE/TIMING

Compensation Committee supported by independent compensation consultant reviews competitive data
Compensation Committee and Board determine STIP and LTIP targets; approve salaries and LTIP awards; approve STIP awards after performance results are evaluated against targets
Compensation Committee approves Performance Share payout based on actual achievement compared to performance metric targets
Restricted Stock Units value based on stock price
Stock Appreciation Rights value based on increase in stock price
4th Quarter of Preceding Year
February Each Year
At the End of 3 Years
Over 10 Years

COMPENSATION SETTING PROCESS
Our Board has delegated to the Committee, composed entirely of individuals who are independent Directors under the independence standards of the NYSE and SEC, including the enhanced independence requirements for compensation committee members, the responsibility of administering executive compensation and benefit programs, policies and practices. The Committee may also delegate certain matters to a subcommittee in its discretion. The performance of the management team is reviewed relative to performance measures, and compensation levels for our NEOs are reviewed and approved on an annual basis.
Our compensation setting process for NEOs consists of the following steps:
•	Consider the Company’s financial performance;
•	Review external market data;
•	Consider stockholder feedback on say-on-pay and compensation topics;
•	Confirm the reasonableness of total compensation awards as well as the reasonableness of each component of compensation when compared to peer companies;
•	Assess overall Company performance in relation to our objectives, competition and industry circumstances;
•	Assess individual performance, changes in duties and responsibilities, and strategic and operational accomplishments;
•	Adjust base salaries, as appropriate, based on job performance, leadership, tenure, experience, and other factors, including market data relative to our peer companies;
•	Evaluate and determine annual and long-term incentive award opportunities for each NEO;
•	Make awards under our long-term incentive plan that reflect recent performance and an assessment of the future impact each NEO can have on the long-term success of the Company;
•	Review the metrics and goals of the annual incentive plan as well as the performance share plan; and
•	Apply consistent practices from year to year for annual cash incentive award payments based on an evaluation of pre-established operating and financial performance factors.
As previously noted, the Committee also engages an independent compensation consultant to assist in reviewing the Company’s compensation practices, to provide market comparison information, and to make recommendations.
USE OF COMPENSATION CONSULTANTS
To assist in the compensation setting process, the Committee engages Meridian, an independent, internationally recognized executive compensation consultancy firm, to provide information and advice regarding compensation and benefit levels and incentive plan designs. Meridian is engaged by, and reports directly to, the Committee, which has the sole authority to hire or fire Meridian and to approve fee arrangements for work performed. The Committee has authorized Meridian to interact with management on behalf of the Committee, as needed in connection with advising the Committee. The Committee has assessed the independence of Meridian pursuant to SEC and NYSE rules and concluded that Meridian’s work for the Committee does not raise any conflict of interest.
In particular, the Committee retains Meridian to prepare compensation plan reviews, identify general trends and practices in executive compensation programs, assist in selecting the appropriate peer group, prepare a market analysis of target total compensation for the NEOs based on comparable and similarly-sized (by revenue) companies, and furnish its input regarding the compensation and incentives of the Chief Executive Officer and other executives. In addition, the Committee has sought the recommendation of the Chief Executive Officer regarding the other NEOs relative to compensation adjustments and individual performance objectives he believes would be appropriate to achieve the Company’s strategic and operational goals. Our Committee meets in person or telephonically at least five times each year, and our Committee’s Chairman meets with management and our independent compensation consultant more regularly throughout the course of the year. The working relationship between the Committee and management is constructive and independent. Our Committee reports to the entire Board of Directors at every Board meeting on its activities, the research commissioned from our compensation consultant and on the Committee’s specific compensation deliberations and decisions that directly affect our executive leadership team.

COMPENSATION PEER GROUP
For our compensation philosophy and approach to work properly, the Committee must assess the effectiveness of our compensation programs regularly, using a variety of external and internal resources. The Committee reviews analyses of compensation paid by companies in our peer group through the use of marketplace compensation profiles prepared by Meridian, the Committee’s independent compensation consultant. The compensation peer group that we used in 2019 was constructed using the following selection of criteria: business similarities and relevant industries, including distribution, logistics, transportation, companies with diffuse operations and/or general industry, and revenue size.  In conjunction with Meridian, the Committee reviews the composition of our peer group annually.

The peer group generally comprises comparably-sized industrial firms, distribution companies and businesses with dispersed locales for which logistics are important, companies in industries in which asset management, in addition to operating margin, is a relevant measure of company performance, and other companies which are potential competitors for executive talent of interest to WESCO. We choose a large number of similarly sized companies because we believe that those companies are representative of the talent pool that we compete with to recruit and retain talent. This approach has proven successful, as the last NEOs that we hired came from large corporations that were not direct competitors of ours and not in the distribution industry. We also believe that a large pool of comparable companies is better than choosing a smaller group to ensure a proper sample size for comparison purposes. When we engage professional search firms to assist us in identifying senior executive talent, they recruit from a set of corporations even larger than our peer group. It is not feasible or appropriate to construct a peer group of only distributor competitors, as many of our competitors are smaller and/or privately-held companies, in the case of local competitors, or larger non-U.S. based companies, in the case of global competitors.
The compensation peer group in 2019 was comprised of the following companies:

2019 COMPENSATION PEER GROUP
Advance Auto Parts, Inc.	CarMax, Inc.	HD Supply Holdings, Inc.	MRC Global Inc.	The Andersons, Inc.
AECOM	Dover Corporation	HNI Corporation	MSC Industrial Direct Co., Inc.	United Natural Foods, Inc.
Air Products and Chemicals, Inc.	EchoStar Corporation	Ingersoll-Rand plc	Plexus Corp.	United Rentals, Inc.
Arrow Electronics, Inc.	EMCOR Group, Inc.	Insight Enterprises, Inc.	Ryder System, Inc.	Vulcan Materials Company
Asbury Automotive Group, Inc.	Fluor Corporation	Jabil Circuit, Inc.	Sanmina Corporation	W.W. Grainger, Inc.
AutoNation, Inc.	Fortune Brands Home & Security, Inc.	Jacobs Engineering Group Inc.	SPX Corp.
AutoZone, Inc.	GMS Inc.	Lennox International Inc.	Steelcase, Inc.
Avis Budget Group, Inc.	Harsco Corporation	Masco Corporation	TE Connectivity Ltd.
The Committee reviews compensation practices among these companies to provide the Committee with relevant data in setting appropriate compensation levels for its NEOs. This market analysis, which is conducted by Meridian, makes it possible to evaluate and assess compensation for numerous executive positions that are not included in proxy statements or other public filings. To adjust for a variation in size among our Company and the companies in the peer group and to get comparable data for its analysis, Meridian uses regression analysis to adjust market values for differences in company size, based on annual revenues.

ELEMENTS OF COMPENSATION
Base Salaries
Base salaries are intended to provide our NEOs with a level of competitive cash compensation that is critical for retention and appropriate given their positions, responsibilities and accomplishments with the Company. Salaries for NEOs are reviewed annually. The Committee reviews detailed individual salary history for the NEOs and compares their base salaries to salaries for comparable positions at companies within our peer group. From time to time, the Committee adjusts base salaries for executive officers to reflect performance, changes in job scope, and market practices among the peer group generally based on the 50th percentile of base salaries for comparable positions.

NEO	Annual Base Salary[1]
Engel	$1,040,000
Schulz	$ 600,000
Lazzaris	$ 485,000
Squires	$ 550,000
Wolf	$ 475,000
[1] The annual base salary for our NEOs, prior to the adjustments on April 1, 2019, $580,000 for Mr. Schulz, $470,000 for Ms. Lazzaris, and $460,000 for Ms. Wolf.  Mr. Engel’s base salary was unchanged.  Mr. Squires became an NEO on October 1, 2019.

In determining adjustments to base salaries, the Committee considers prevailing economic conditions, base salaries of recent additions to management, performance assessments, changes in duties and responsibilities, Company performance, comparable salary practices of companies within our peer group, the recommendation of Mr. Engel (in the case of the other NEOs), and any other factors the Committee deems relevant.

Short-Term Incentives
Our practice is to award cash incentive bonuses for achievement of performance measures linked to our strategy. Target short-term incentives are designed to provide compensation opportunities generally approximating the 50th percentile of the peer group and are reviewed on an annual basis.
Annually, the Company’s performance criteria and financial and operational targets are reviewed and approved by the Committee for the upcoming year. For purposes of the 2019 annual incentive programs, the performance measures for our NEOs consist of the achievement of a combination of the following metrics:

Performance Measure	Weighting	Percent Achievement	Payout Percent of Target Opportunity(1)
Earnings Before Interest Taxes Depreciation and Amortization	75%	< 85%	0%
		85% to 100%	25% up to 100%
		>100% to 115%	Between 100% and 200%
Free Cash Flow	25%	< 85%	0%
		85% to 100%	25% up to 100%
		>100% to 115%	Between 100% and 200%
Total (as a percent of Target Opportunity)	100%		0% to 200%
(1)	Amounts interpolated, as appropriate.

For 2019, the performance goals (at threshold, target and maximum levels) and the actual achievement of each of the financial components is included in the chart below:

	Performance Goals			Actual Results
Performance Measure	Threshold	Target	Maximum
Earnings Before Interest Taxes Depreciation and Amortization	$381.3	$ 448.6	$ 515.9	$411.5(1)
Payment as % of Target	25%	100%	200%	58.6%
Free Cash Flow	$187.2	$ 220.2	$ 253.2	$180.3(2)
Payment as % of Target	25%	100%	200%	0%
(1)
As shown on pages 22 and 25 of the Company’s Form 10-K filed on February 24, 2020, Adjusted EBITDA is calculated as follows: Income from operations of $346.2 million, plus merger related transaction costs of $3.1 million, plus depreciation and amortization of $62.1 million = $411.5 million.

(2)
As shown on page 18 of the Company’s Form 10-K filed on February 24, 2020, Free Cash Flow is calculated as follows: Cash flow provided by operations of $224.4, minus capital expenditures of $44.1 million = $180.3 million.

We believe that EBITDA is an appropriate performance measure because it relates directly to the Company’s sales growth (including organic sales growth), operating margin performance (including gross margin and cost management) and profitability. We believe that Free Cash Flow is an appropriate performance measure because it relates directly to the company’s operating performance, including the management of working capital. We believe that the combination of earnings growth and effective asset management drives value for a distribution business.
Each December, the Board reviews the Company’s annual operating plan, including these measures. Targets for the coming year’s Short-Term Incentives are consistent with the Board-approved annual operating plan, based on achievement levels as set forth in the table above. Additionally, the annual operating plan forms the basis of expectations that are provided to stockholders, in the form of sales and profitability expectations, as well as Free Cash Flow generation. Thus, management’s Short-Term Incentive Plan is aligned with stockholder interests and expectations communicated to stockholders.
With respect to the NEOs other than himself, the Chief Executive Officer makes recommendations to the Committee for the Committee’s consideration. The Committee’s review of the Chief Executive Officer’s bonus is conducted with only independent Directors, with the assistance of the independent compensation consultant, present.

Each NEO’s 2019 short-term incentive was calculated as follows based on the performance metrics and actual achievement levels described above:

NEO	2019 Salary	Target Incentive %	Target Incentive $	Component	Component Weighting	Payout
Engel	$1,040,000	135%	$1,404,000	EBITDA Free Cash Flow	75% 25%	Below target EBITDA (58.6%) No payout (0%)	$617,058 -
						Total	$617,058
Schulz	$595,000	80%	$476,000	EBITDA Free Cash Flow	75% 25%	Below target EBITDA (58.6%) No payout (0%)	$209,202 -
						Total	$209,202
Lazzaris	$481,250	70%	$336,875	EBITDA Free Cash Flow	75% 25%	Below target EBITDA (58.6%) No payout (0%)	$148,057 -
						Total	$148,057
Squires	$461,250	72.5%	$334,406	EBITDA Free Cash Flow	75% 25%	Below target EBITDA (58.6%) No payout (0%)	$69,241(1) -
						Total	$69,241
Wolf	$471,250	70%	$329,875	EBITDA Free Cash Flow	75% 25%	Below target EBITDA (58.6%) No payout (0%)	$144,980 -
						Total	$144,980
(1)
Mr. Squires became an NEO on October 1, 2019. His payout was calculated based on his business unit leader role for 9 months and the NEO position for 3 months at the appropriate salary and bonus target for each position.

2019 Changes In Response to Stockholder Engagement Feedback
As part of its annual compensation review process, the Committee gave careful consideration to investor feedback during 2018, and the Committee made changes to the STIP plan for 2019 to eliminate a 25% component based on personal performance objectives and to have 100% of the target STIP award be based on the achievement of the quantitative financial metrics.

Short-Term Incentives	Weighting 2018 and Prior	Weighting 2019
EBITDA	50%	75%
Free Cash Flow	25%	25%
PPOs	25%	-
In 2019, EBITDA has a 75% weighting and Free Cash Flow has a 25% weighting. The Committee made this change based on feedback from stockholders who expressed a preference for quantitative financial metrics, especially those tied to operations. The EBITDA and Free Cash Flow metric targets are based on the Board approved annual operating plan. The Committee also engaged the independent compensation consultant, Meridian, to benchmark the use of modifiers in plans. Based on the benchmarking analysis provided by the independent consultant, the Committee decided to include a limited modifier in the plan (limited to -/+ 25%) based on results of strategic initiatives, although the Committee does not expect to use the modifier except in unusual circumstances. The modifier was not used in 2019. EBITDA and Free Cash Flow are the key components of the STIP plan and are linked to strategy because: (1) EBITDA encompasses sales growth, operating margin performance (including gross margin and cost management) and profitability; and (2) Free Cash Flow relates directly to the Company’s operating performance, including the management of working capital. Both of those measures are central to the success of our distribution business.

Long-Term Incentives
The purpose of long-term incentives is to carefully align compensation with stockholder value creation, and thus long-term incentives comprise the centerpiece of executive compensation and a significant majority of our NEOs total compensation opportunity.
Structure of Long-Term Incentives
Based on feedback from investors as part of our 2018 say-on-pay outreach, we increased the weighting of performance shares for 2019 from 30% to 50% as follows:

Long-Term Incentives	Weighting 2018 and Prior	Weighting 2019
Performance Shares	30%	50%
Stock Appreciation Rights	50%	25%
Restricted Stock Units	20%	25%

Performance Shares
Our performance shares are designed to reward our NEOs for drivers of long-term value that are tied to our strategy and increased stockholder value over the long-term. We use three-year performance periods for each grant, and performance shares for the three-year period 2017-2019 were based on two equally weighted performance metrics: (1) Net Income Growth; and (2) Relative TSR compared to a peer group. The “Net Income Growth” rate is equal to the three-year average growth rate of the Company’s net income, excluding specific items that are not indicative of ongoing results, as reported in our Form 10-Ks. We believe that Net Income Growth is related directly to our strategy to drive profitable revenue and earnings growth and that enduring stock price performance reflects the effective execution of a long-term strategic plan. This performance metric encompasses sales growth, margin improvement and cost control, which are important operational aspects of our business and strategy.
Performance share awards vest in the form of a number of shares of the Company’s common stock. The number of performance shares actually earned, if any, depends on the attainment of certain levels (threshold, target, maximum) of the performance measures and may range from one-half the target amount of performance shares (at the threshold performance level) up to two times the target amount of performance shares (at the maximum performance level). In the event of a change in control (as defined in the Company’s Long-Term Incentive Plan), the performance shares vest at the target level.
Consistent with our pay-for performance philosophy, the threshold, target and maximum performance goals for the performance shares awarded in 2017 for the three-year performance period ended December 31, 2019 (the “2017 Performance Shares”) and the actual achievement and payout levels are as shown below:

	Performance Goals			Actual Results
Performance Measure	Threshold	Target	Maximum	Actual Payout
Net Income Growth Rate (3-year average growth rate)	0%	5%	10%	7.4%
Payment as % of Target	0.5 x	1.0 x	2.0 x	1.48x
Relative TSR (percentile rank among peer group)	40th	50th	80th	6th
Payment as % of Target	0.5 x	1.0 x	2.0 x	0

Based on the actual results and performance goals above, the shares earned by the NEOs are calculated as follows:

NEO	Target Award of 2017 Performance Shares(1)	Component	Component Weighting	Payout
Engel	19,260	Net Income Growth Relative TSR	50% 50%	Above target (1.48) Below threshold (0)	14,252 —
				Total	14,252
Schulz	5,434	Net Income Growth Relative TSR	50% 50%	Above target (1.48) Below threshold (0)	4,021 —
				Total	4,021
Lazzaris	2,722	Net Income Growth Relative TSR	50% 50%	Above target (1.48) Below threshold (0)	2,014 —
				Total	2,014
Squires	2,094	Net Income Growth Relative TSR	50% 50%	Above target (1.48) Below threshold (0)	1,550 —
				Total	1,550
(1) Ms. Wolf did not receive 2017 performance shares as she was hired in June 2018. Mr. Schulz’s 2017 performance shares represent grants on February 16 and 21, 2017.
In accordance with the Company’s pay for performance philosophy, the realized pay was less than the fair value of the awards at time of grant.  As detailed above, half of the performance shares granted in 2017 based on relative TSR, had no payout and were forfeited.  The Committee’s certification of the Net Income Growth results was also conservative, as it excluded the effects of two discrete events in 2016 and 2017 that would have resulted in a higher Net Income Growth rate had they been included.  As described on page 22 of our Form 10-K filed on February 27, 2019, we redeemed debt in 2016, and in 2017 we recorded a discrete provisional income tax expense associated with the Tax Cuts and Jobs Act of 2017. Also, as described on page 22 of our Form 10-K filed on February 24, 2020, we excluded certain transactional costs relating to an acquisition.  See pages 18 and 23 of the Form 10-K filed on February 24, 2020, with the following net income amounts: $223.4 million in 2019 (as adjusted $225.9 million); and $227.3 million in 2018.  See pages 16 and 22 of our Form 10-K filed on February 27, 2019, with the following net income amounts: $163.5 million in 2017 (as adjusted $189.9 million); and $101.6 million in 2016 (as adjusted, $184.3 million).  Had those three items not been excluded from the Net Income Growth calculation, the result would have been 32.7% instead of 7.4%.

Stock Appreciation Rights
We use Stock Appreciation Rights (SARs) to both motivate and align management’s incentives with long-term stockholder value. We believe that management should have a substantial stake in the success of the Company and that enduring stock price growth reflects the effectiveness of management in executing a long-term strategic plan, not just the passage of time. Our SARs settle in Company common stock upon exercise, and they vest ratably over three years.
Restricted Stock Units
Fundamentally, Restricted Stock Units (RSUs) are meant to balance the need for long-term retention of key executive talent while nevertheless aligning realizable value with changes in stockholder wealth. Restricted stock is common in the marketplace and therefore is an important component of a competitive compensation opportunity. It is, however, intentionally only a modest portion of our NEOs’ total long-term incentive compensation. Our RSUs cliff vest after three years.

The performance share, SAR and RSU grants to our NEOs in 2019 were as follows:

NEO	Performance Share Opportunity (reflects number of shares that could be earned at target)(1)	SAR Awards	RSU Awards	Grant Date	Grant Price	SARs Expiration Date	RSU Cliff - Vesting Date
Engel	43,466	72,541	21,733	2/13/2019	$ 54.64 (2)	2/13/2029	2022
Schulz	13,269	22,144	6,634	2/13/2019	$ 54.64 (2)	2/13/2029	2022
Lazzaris	5,948	9,927	2,974	2/13/2019	$ 54.64 (2)	2/13/2029	2022
Squires	6,177	10,308	3,088	2/13/2019	$ 54.64 (2)	2/13/2029	2022
	—	—	7,154	10/01/2019	$ 45.43 (3)	—	2022
Wolf	5,216	8,705	2,608	2/13/2019	$ 54.64 (2)	2/13/2029	2022
	—	1,874	—	3/14/2019	$ 53.00 (4)	3/14/2029	—
(1)	Performance shares are subject to a three-year performance period.
(2)
Represents the exercise price for the SARs granted and the RSUs at issuance price, which was the closing price of our Company stock on the February 13, 2019 grant date in accordance with Committee action on February 13, 2019.

(3)
Mr. Squires was promoted to SVP and COO effective October 1, 2019, represents the RSUs at issuance price, which was the closing price of our Company stock on October 1, 2019 in accordance with Committee action on October 1, 2019.

(4)
Represents the exercise price for the SARs granted, which was the closing price of our Company stock on the March 14, 2019 grant date in accordance with a stock purchase by Ms. Wolf. As explained further herein, to encourage new executives to purchase stock in the open market with their own funds to meet their stock ownership guidelines and align their interests with stockholders, we will offer matching SARs grants on a limited basis for open market purchases made by the executive during the first 12 months of employment. Ms. Wolf purchased approximately $100,000 of stock (i.e. 1,874 shares) with her own funds and thus received this matching SARs grant. Since she purchased 1,874 shares, the matching grant was for 1,874 SARs with an exercise price equal to the closing stock price on the date of purchase.

Our philosophy is to grant equity-based long-term incentives having an economic value which generally approximates the 50th percentile of grants by companies in our peer group. We believe this target allows us to attract, motivate and retain the executive talent necessary to develop and execute our business strategy.
The Company’s target long-term incentives for the NEOs were generally at the 50th percentile of the peer group for 2019.
In 2019, we granted 213,618 SARs, 126,874 performance shares, and 172,448 RSUs in the aggregate to all award recipients. The awards were approximately equal to 1% of the weighted average outstanding stock of the Company. With respect to the NEOs other than himself, the Chief Executive Officer makes grant recommendations based on each individual executive’s expected long-term contributions to the value creation of the Company and consideration of market data. The Chief Executive Officer’s recommendations and Meridian’s analysis are considered in making grant determinations. With respect to the Chief Executive Officer, the Committee determines (without the input of the Chief Executive Officer) the amount of his grant. In 2019, we granted performance shares, SAR and RSU awards to approximately 185 employees.
2019 Changes In Response to Stockholder Engagement Feedback
Increased Weighting on Performance Shares in LTIP Mix – Based on investor feedback in 2018, the Committee made a significant increase in the weighting of performance shares in the overall mix of LTIP awards. Previously, performance shares had a 30% weighting. Starting with the 2019 grant, performance shares have a 50% weighting.
Other Changes – Each year the Committee reviews the performance targets and metrics for the upcoming grant, and as disclosed in the 2018 proxy, starting in 2018 the Committee introduced a return metric in addition to a profitability metric for the performance shares. There were several reasons for this change: (1) feedback from some investors was that they did not favor TSR metrics and preferred operational metrics because TSR was subject to various macro factors; and (2) the Committee believes that the combination of a profitability metric (i.e. Net Income Growth or EPS Growth) and a return metric drive value creation for a distributor like WESCO. For this reason, starting in 2018 we introduced Return on Net Assets (RONA) as a metric. The Committee believes that RONA is an appropriate measure of performance for our business as it focuses on improving profitability and the efficient use of operating assets (working capital, property, buildings and equipment) to create value for our stockholders. The Committee gives careful consideration to which metrics are most appropriate and best suited to the Company’s business and strategy. For WESCO, the Committee believes that the foregoing financial operational metrics are preferable to relative metrics for the following reasons: (1) most of WESCO’s direct competitors are privately-held businesses or not standalone businesses, and thus performance data is not available; (2) very few competitors are of comparable size (i.e., either much smaller or parts of larger entities) and scope; and (3) there is no applicable industry index, as WESCO has purposefully diversified into various industries as a business strategy, and industry indices comprise mostly manufacturing firms, which are not comparable to WESCO, as a distributor.

No Hedging or Pledging
Our Insider Trading Policy prohibits our Directors and NEOs from engaging in hedging transactions involving Company securities and from pledging Company securities as collateral for loans.
Retirement Savings
Our Company maintains a 401(k) Retirement Savings Plan for all eligible employees, including the NEOs. In 2019, the Company matched employee contributions at a rate of $0.50 per $1.00 of contributions up to 6% of eligible compensation. The Company made a discretionary payment in 2019 for the plan year ended in December 2018, which was based on 2018 results and paid out as a percent of eligible compensation from 1% to 7% based on age and service.
We also maintain an unfunded nonqualified deferred compensation plan for a select group of qualifying management or highly compensated employees, including the NEOs. Participants may defer a portion of their salary and are eligible for a Company match at a rate of $0.50 per $1.00 up to 6% of eligible compensation less any Company match paid under the 401(k) plan. Earnings are credited to employees’ accounts based on their deemed investment selections from offered investment funds. Notwithstanding any provision of the Deferred Compensation Plan or benefit election made by any participant deemed to be a key employee, benefits payable under the Deferred Compensation Plan will not commence until at least six months after the key employee’s separation from employment. See the “Nonqualified Deferred Compensation” table for more information regarding the NEOs’ benefits under the Deferred Compensation Plan. Our Company does not have a defined benefit or supplemental retirement plan or any plans providing for post-retirement health benefits for our NEOs.
Health and Welfare Benefits

We provide health benefits to full-time employees, including the NEOs, who meet the eligibility requirements. Employees pay a portion of the cost of healthcare on an increasing scale correlated to higher annual incomes. Accordingly, the NEOs’ percentage share of the cost of benefit coverage under our plan is higher than other employees. Our health and welfare benefits are evaluated periodically by external benefits consultants to assess plan performance and costs and to ensure that benefit levels approximate the median value provided to employees of peer companies. As a risk management measure, we also offer executive physicals involving diagnostic testing.
Perquisites
During 2019, the Company provided a limited number of perquisites to the NEOs. They primarily consist of a vehicle allowance, club memberships and spousal travel to certain business functions. The Committee determined that it is in the Company’s best interest to continue providing these perquisites in order to offer a competitive pay package. The Company does not provide tax gross-ups on executive-only perquisites. See the “All Other Compensation” table for more information regarding the perquisites given to our NEOs.
Clawback Provisions
We have adopted a “clawback” policy to provide for recovery of incentive compensation, if any, in excess of what would have been paid to our executive officers or former executive officers in the event that the Company is required to restate financial results and also to provide for clawback of incentive compensation in the event of misconduct by an executive officer or former executive officer.
Robust Stock Ownership Guidelines and Holding Periods for Executive Officers
Our Board has adopted robust stock ownership guidelines for certain executive officers. For the NEOs, the ownership guidelines are as follows:

Position	Ownership Requirement as a multiple of salary
Engel	5x
Schulz	3x
Lazzaris	2x
Squires	3x
Wolf	2x

These officers are expected to acquire their initial ownership positions within five years of their appointment and to hold those ownership positions during their service as executives of the Company. Until the stock ownership guidelines are met, an officer must hold a minimum of 50% of the pre-tax value realized at the exercise or vesting of equity awards. The Board reviews compliance with these guidelines annually, and all of our NEOs have acquired or are acquiring equity in accordance with the guidelines. Our CEO’s ownership level is approximately 14x, well in excess of his 5x requirement. See “Security Ownership” for more information on their ownership positions. See also “Director Compensation” for information about Stock Ownership Guidelines for Directors.
In addition, the Company has stock ownership guidelines for other officers and members of management who are not NEOs. In total, approximately 36 individuals were subject to stock ownership guidelines as of March 2020.
Stock Ownership, Purchases Made by New Officers, and Matching SARs
To align officers’ interests with stockholders’ interests and to encourage new officers to satisfy their stock ownership guidelines by using their own funds to purchase Company stock in the open market, new senior officers are eligible to receive SARs equal to the number of shares purchased for long-term investment by that officer in the open market during the first twelve months of employment, up to a limited amount in total over no more than three trading days. The exercise price of the SARs is set at the closing price on the date of purchase in the open market. Such SARs vest ratably over three years. The program is designed to encourage stock ownership and investment, which aligns management interests with stockholder interests.
Chief Executive Officer Compensation
Mr. Engel’s compensation is higher than the compensation of other NEOs due to the broad scope of his responsibilities as Chief Executive Officer, including executive leadership in the development, articulation and promotion of the Company’s vision, goals and values, the development and execution of the Company’s long-term strategy and annual operating and financial plans, the development and motivation of the senior management team, ensuring the recruitment, training and development of the required human resources to meet the needs of the Company, and overall service as the principal spokesperson for the Company in communicating with stockholders, employees, customers, suppliers, and our Board and Board committees. As described previously, the Committee engages an independent compensation consultant, Meridian, to prepare an annual market analysis of target total compensation (the total of salary, target annual cash incentive and long-term incentives) compared to a peer group, and it targets total compensation at median within a range that it considers competitive. Based on the annual compensation analysis prepared by Meridian, the CEO’s target total compensation for 2019 was within that range.
Employment, Severance, Change in Control or Other Arrangements
As disclosed previously, Mr. Engel has a 2009 employment agreement that provides for, among other things, a base salary amount and a target bonus of not less than 100% of base salary, as may be adjusted by the Committee. Mr. Engel also receives long-term equity-based incentives under the Company’s Long-Term Incentive Plan as determined by the Committee. In the event that prior to a change in control Mr. Engel’s employment is terminated by the Company without cause or by Mr. Engel for good reason, he will be entitled to receive monthly cash payments for 24 months in an amount equal to his monthly base salary as of the termination date, a lump sum cash amount equal to his target annual incentive opportunity for the year in which he was terminated and accelerated vesting of all stock-based awards, exercisable for up to 18 months, except for performance based awards where operational or performance criteria have not been met. If such termination occurs within two years after a change in control, Mr. Engel will instead be entitled to receive (i) a lump sum cash payment equal to two times the sum of his annual base salary and his annual target incentive opportunity as of the termination date, (ii) a gross-up payment to offset certain excise taxes, if any, (iii) prorated incentive compensation for the year in which he was terminated and (iv) accelerated vesting of all stock-based awards, exercisable for up to 18 months, except for performance-based awards where operational or performance criteria have not been met. As disclosed previously, other than the pre-existing employment agreement with Mr. Engel, the Company has no other agreements with executive officers providing for excise tax gross-ups with respect to payments contingent upon a change in control. In addition, the Company committed that it will not enter into any new or materially amended agreements with executive officers providing for excise tax gross-ups with respect to payments contingent upon a change in control and, indeed, has not entered into any such agreements. See “Potential Payments Upon Termination” for additional information. As shown herein, this provision would have resulted in no actual gross-up ($0) based on an assumed termination date of December 31, 2019. The 2009 employment agreement has a term of three years and thereafter is subject to one-year automatic extensions. Mr. Engel is subject to confidentiality obligations during the term of his employment and for five years thereafter. He is bound by restrictive covenants in the form of non-competition and non-solicitation of employees and customers during the term of his employment and for a period of two years thereafter.

Mr. Schulz would be entitled to receive a severance payment equal to one year’s base salary and a severance payment in lieu of bonus equal to a pro rata amount of his target bonus if he is terminated by the Company without cause, or upon or within two years after a change in control of the Company, or if he terminates his employment for good reason. Mr. Schulz is bound by restrictive covenants in the form of non-competition and non-solicitation of employees during the term of his employment and for a period of one year thereafter.

Ms. Lazzaris would be entitled to receive a severance payment equal to one year’s base salary plus a pro rata payment of her estimated bonus if she is terminated by the Company without cause, if she terminates her employment for good reason, or if her employment is terminated within one year following a change in control of the Company (other than for cause).
Mr. Squires would be eligible to receive severance payments equal to one year’s base salary plus a severance payment in lieu of bonus equal to a pro rata amount of target bonus if he is terminated by the Company without cause, or he terminates his employment for good reason, or if his employment is terminated within two years following a change in control of the Company. Mr. Squires is bound by restrictive covenants in the form of noncompetition and nonsolicitation of employees during his term of his employment and for a period of one year thereafter. Mr. Squires is also entitled to receive tax consultation and preparation services for the 2019 and 2020 tax years which includes: tax preparation while on international assignment and tax services for the tax year of repatriation.
Ms. Wolf would be entitled to receive a severance payment equal to one year’s base salary plus a severance payment in lieu of bonus equal to a pro rata amount of her target bonus if she is terminated by the Company without cause, or upon or within two years after a change in control of the Company, or if she terminates her employment for good reason. Ms. Wolf is bound by restrictive covenants in the form of non-competition and non-solicitation of employees during the term of her employment and for a period of one year thereafter.
The Company’s LTIP provides that SAR and RSU awards would vest upon consummation of a change in control transaction, and our performance share award agreements provide that performance share awards would vest at the target level upon consummation of a change in control transaction. The Company’s LTIP, which was approved by the stockholders in 2017, includes these provisions to align management’s interests with stockholders’ interests. The payments to the NEOs upon consummation of a change in control transaction for accelerated vesting of equity awards are set forth in the first column of the tables herein.
We maintain the WESCO Distribution, Inc. 2006 Severance Plan which provides severance benefits to all eligible employees, not limited to executives. In accordance with the WESCO Distribution, Inc. 2006 Severance Plan, in the event of an involuntary termination without cause, an eligible employee would receive severance payments of up to 52 weeks of base pay based on the employee’s completed years of service.
As set forth on an exhibit to the Company’s Form 10-K filed on February 22, 2016, the Company has entered into indemnification agreements with Messrs. Engel, Schulz and Squires and Messes. Lazzaris and Wolf providing for: indemnification for indemnifiable claims and losses; advancement of expenses; and D&O liability insurance.
Compensation Practices and Risk
On an annual basis, the Committee reviews the potential for risk regarding our compensation program design, including incentive compensation. The Committee has reviewed the Company’s compensation programs for employees generally and has concluded that these programs do not create risks that are reasonably likely to have a material adverse effect on the Company. The Committee believes that the design of the Company’s annual cash and long-term equity incentives provides an effective and appropriate mix of incentives to help ensure the Company’s performance is focused on long-term stockholder value creation and does not encourage the taking of short-term risks at the expense of long-term results. Short-term incentive award payouts to the NEOs are subject to review and approval of the Committee, and the Committee also reviews with the independent members of the Board the CEO’s incentive award. In addition, incentive award payouts are capped at 2x target. The Committee has the discretionary authority to reduce or eliminate any incentive payouts. As previously noted above, the Company also maintains stock ownership guidelines and has adopted a clawback policy that applies to incentive compensation, if any, in excess of what would have been paid to our executive officers or former executive officers in the event that the Company is required to restate financial results and also to provide for clawback of incentive compensation in the event of misconduct by an executive officer or former executive officer.
CEO and Senior Management Succession Planning
Management succession planning and talent development are reviewed by the Board annually as part of its leadership and organizational review process. The Board reviews and discusses with management succession plans for the NEOs and other senior management positions across the Company, and the Board also evaluates succession plans in the context of overall Company strategy. Senior management is visible to Board members through formal presentations and informal events to allow Directors to personally assess candidates. The Board also establishes steps to address emergency CEO succession planning in extraordinary circumstances. The emergency CEO succession planning is intended to help the Company respond in the event of an unexpected emergency and reduce potential disruption or loss of continuity to the Company’s business and operations.

Deductibility of Executive Compensation
We consider the anticipated accounting and tax treatment to the Company and our executive officers when reviewing executive compensation and our compensation programs, but the Company reserves the right to pay compensation that is not deductible and a portion of the executive officers’ compensation paid in 2019 was not deductible. The deductibility of some types of compensation payments can depend upon the timing of an executive’s vesting or exercise of previously granted rights or termination of employment.
Code Section 162(m) generally imposes a $1 million limit on the amount that a public company may deduct for compensation paid to “covered employees.”  The definition of covered employees under Code Section 162(m) generally includes a) the Company’s principal executive officer (“PEO”) and principal financial officer (“PFO”), whether serving in that capacity at the end of the tax year or not, b) the three highest compensated officers for the taxable year other than the PEO and PFO even if the officer’s compensation is not required to be reported under the Exchange Act, and c) any individual who was a covered employee of the Company at any time after December 31, 2016.  Thus, the definition of covered employees includes, but is not limited to, the Company’s NEOs.  Prior to the enactment of the Tax Cuts and Jobs Act (“TCJA”), Section 162(m) provided an exception from this deduction limitation for certain forms of “performance-based compensation,” which included annual incentive payments, the gain recognized by covered employees upon the exercise of compensatory stock options and SARs, and income recognized on the vesting of RSU’s and performance share awards. Due to the enactment of the TCJA, the performance-based compensation exception no longer applies to taxable periods beginning after December 31, 2017, unless the compensation meets certain transition relief requirements for remuneration paid pursuant to a written binding contract in effect on November 2, 2017, commonly referred to as grandfathered amounts.
In the past, we generally sought to structure performance-based compensation for our covered employees, and to undertake the required ministerial actions, in a manner that complied with Section 162(m) in order to provide for the deductibility of such compensation to the extent possible. We generally will continue to emphasize performance-based compensation, even though it may no longer be deductible. We expect in the future to authorize compensation in excess of $1 million to covered employees, which will not be deductible under Section 162(m), when we believe doing so is in the best interests of the Company and our stockholders.
We will endeavor to maintain the deductibility of grandfathered amounts going forward, except where we determine that it is not in the best interest of our stockholders. Because of ambiguities and uncertainties as to the application and interpretation of Section 162(m), as amended by the TCJA, and the guidance issued thereunder, including the uncertain scope of the transition relief for grandfathered amounts, no assurance can be given that compensation intended to be tax deductible will, in fact, be tax deductible.
COMPENSATION COMMITTEE REPORT
The Compensation Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with management and, based on that review and those discussions, it recommended to the Board of Directors that the foregoing Compensation Discussion and Analysis be included in in the proxy statement and in the Annual Report on Form 10-K of WESCO filed for the fiscal year ended December 31, 2019.
Respectfully Submitted:
THE COMPENSATION COMMITTEE
John K. Morgan, Chairman
Matthew J. Espe
Bobby J. Griffin
James L. Singleton

COMPENSATION TABLES

Summary Compensation Table

Name and Principal Position	Year	Salary	Option Awards(1)	Stock Awards(2)	Non-Equity Incentive Plan Compensation(3)	All Other Compensation(4)	Total
John J. Engel,	2019	$1,040,000	$1,187,496	$3,562,473	$ 617,058	$235,165	$6,642,192
Chairman, President and CEO	2018	$1,030,000	$2,299,968	$2,299,987	$1,698,730	$103,239	$7,431,924
	2017	$1,000,000	$2,300,161	$2,395,687	$1,156,639	$110,268	$6,962,755
David S. Schulz,	2019	$ 595,000	$ 362,497	$1,087,500	$ 209,202	$ 83,617	$2,337,816
SVP and CFO	2018	$ 570,000	$ 700,013	$ 699,969	$ 557,000	$ 50,767	$2,577,749
	2017	$ 536,250	$ 809,549	$ 676,691	$ 350,000	$ 54,108	$2,426,598
Diane E. Lazzaris,	2019	$ 481,250	$ 162,505	$ 487,498	$ 148,057	$ 55,679	$1,334,989
SVP and GC	2018	$ 467,500	$ 325,011	$ 324,990	$ 400,000	$ 29,353	$1,546,854
	2017	$ 457,500	$ 325,007	$ 338,533	$ 235,000	$ 28,078	$1,384,118
Nelson J. Squires III,	2019	$ 461,250	$ 168,742	$ 831,246	$ 69,241	$428,328	$1,958,807
SVP and COO
Christine A. Wolf,	2019	$ 471,250	$ 172,073	$ 427,503	$ 144,980	$ 56,691	$1,272,497
SVP and CHRO	2018	$ 247,692	$ 179,747	$ 149,995	$ 212,000	$ 30,494	$ 819,928
(1)
Represents the grant date fair value of SAR awards computed in accordance with FASB ASC Topic 718. These equity awards are subject to time-based vesting criteria. The assumptions used in calculating these amounts are set forth on pages 58 to 61 of our financial statements for the year ended December 31, 2019 Annual Report on Form 10-K. All the equity awards were granted under the WESCO International, Inc. 1999 Long-Term Incentive Plan, as amended and approved by our Board and stockholders.

(2)
Represents aggregate grant date fair value of RSUs and performance share awards in accordance with FASB ASC Topic 718, which, with respect to performance shares, is the value based on the target level of achievement (determined to be the probable outcome of the performance conditions at the time of grant). In the event the maximum performance conditions are met, the maximum value of the performance shares would be: for Mr. Engel $4,749,964; Mr. Schulz $1,450,036; Ms. Lazzaris $649,997; Mr. Squires $675,023; and Ms. Wolf $570,004. RSUs are subject to time-based vesting criteria and performance shares are subject to achievement of certain performance targets over a three-year performance period. The assumptions used in calculating these amounts are set forth on pages 58 to 61 of our financial statements for the year ended December 31, 2019 in our Annual Report on Form 10-K. All the equity awards were granted under the WESCO International, Inc. 1999 Long-Term Incentive Plan, as amended and approved by our Board and stockholders.

(3)	Represents annual cash incentive bonus amounts earned for each fiscal year in accordance with SEC rules, but approved and paid in the following year.
(4)	See the “All Other Compensation” table for additional information.

All Other Compensation
The following table describes each component of the All Other Compensation column for 2019 in the Summary Compensation Table. The most significant component of this table is Company payments or contributions to employee retirement savings programs. These payments are further analyzed in the table contained in footnote (4) and include payments that are also presented and discussed there.

NEO	Year	Other Benefits(1)	Auto Allowance(2)	Tax Equalization Benefit	Payments Relating to Employee Retirement Savings Programs(4)	Total
Engel	2019	$31,671	$12,000	—	$191,494	$235,165
Schulz	2019	$ 9,457	$12,000	—	$ 62,160	$ 83,617
Lazzaris	2019	$ 154	$12,000	—	$ 43,525	$ 55,679
Squires	2019	$33,109	$12,000	$341,777(3)	$ 41,442	$428,328
Wolf	2019	$11,808	$12,000	—	$ 32,883	$ 56,691
(1)
This column reports the total amount of other benefits provided, none of which exceeded $10,000 unless otherwise noted. The amount for Mr. Engel includes club dues of $15,618 and imputed income of $15,899 for spousal travel to business functions. The amount for Mr. Schulz includes relocation expenses and imputed income for spousal travel to business functions. The amount for Mr. Squires includes a housing allowance of $30,000 and relocation expenses of $2,955.  The amount for Ms. Wolf includes relocation expenses of $7,680 and imputed income for spousal travel to business functions.

(2)	Represents a monthly automobile allowance.
(3)
Before Mr. Squires was promoted to COO and became an NEO, he was the leader of the Company’s Canadian business. While living in Canada, he is eligible for our standard expat program, which includes a benefit of tax equalization for employees on assignment outside of their home country. Tax payments made in Canadian dollars were converted to U.S. dollars based on the then prevailing Canadian dollar/U.S. dollar exchange rate on the date of payment, which was approximately 0.75. Pursuant to Mr. Squires’ term sheet for his promotion to COO, he is required to return to the U.S. after a transition period not to exceed 12 months, and thus tax equalization payments will cease.

(4)
The retirement savings program includes both the Retirement Savings Plan, a qualified 401(k) plan, and the Deferred Compensation Plan, a non-qualified deferred compensation plan for certain management and highly compensated employees. Company contributions to the retirement savings program include matching contributions and discretionary contributions. The table below breaks down the Company contribution by plan and contribution type. Company matching contributions are capped at 50% of participant deferrals, not to exceed 3% of eligible compensation. Matching contributions are made to the 401(k) plan up to maximum limits established by the IRS, with any excess contributed to the deferred compensation plan. Similarly, discretionary contributions are made to the 401(k) plan up to maximum limits established by the IRS, with the excess contributed to the deferred compensation plan.

NEO	Year	Company Matching Contribution to 401k Plan	Company Matching Contribution to Deferred Compensation Plan	Company 401k Discretionary Contribution	Total
Engel	2019	$8,400	$73,762	$109,332	$191,494
Schulz	2019	$8,231	$26,329	$ 27,600	$ 62,160
Lazzaris	2019	$8,400	—	$ 35,125	$ 43,525
Squires	2019	$8,504(1)	—	$ 32,938	$ 41,442
Wolf	2019	$8,400	$12,098	$ 12,385	$ 32,883
(1) Includes a true-up payment of $104 from 2018.

Grants of Plan-Based Awards for 2019

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)		Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Option Awards: Number of Securities Underlying Options (#)(3)	All Other Stock Awards: Number of Securities Underlying Stock Units (#)(4)	Exercise or Base Price of Option Awards ($/SH)		Grant Date Fair Value of Stock and Option Awards(5)
Name	Grant Date	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Engel	2/13/19			21,733	43,466	86,932	72,541	21,733	$54.64	(6)	$4,749,970
		$1,404,000	$2,808,000
Schulz	2/13/19			6,635	13,269	26,538	22,144	6,634	$54.64	(6)	$1,449,997
		$ 476,000	$ 952,000
Lazzaris	2/13/19			2,974	5,948	11,896	9,927	2,974	$54.64	(6)	$ 650,003
		$ 336,875	$ 673,750
Squires	2/13/19			3,088	6,177	12,354	10,308	3,088	$54,64	(6)	$ 674,982
				—	—	—	—	7,154	$45.43	(7)	$ 325,006
		$ 334,406	$ 668,812
Wolf	2/13/19			2,608	5,216	10,432	8,705	2,608	$54.64	(6)	$ 570,004
	3/14/19			—	—	—	1,874	—	$53.00	(8)	$ 29,572
		$ 329,875	$ 659,750
(1)
Represents possible annual incentive cash awards that could have been earned in 2019 at “target” and “maximum” levels of performance. Amounts actually received by the NEOs under the annual incentive plans for 2019 performance are set forth in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table. For further information about the annual incentive plans, please see the related discussion beginning.

(2)
Represents possible performance share awards granted in 2019 that could be earned at “threshold”, “target”, and “maximum” levels of performance over a three-year performance period. Each performance share award is based on two equally-weighted performance measures during the three-year performance period beginning January 1, 2019 and ending December 31, 2021.

(3)	Represents the number of SARs granted in 2019 to the NEOs. These SARs will time vest and become exercisable ratably in three equal increments annually on the anniversary date.
(4)	Represents the number of RSUs granted in 2019 to the NEOs. The RSUs will cliff vest on the anniversary date in 2022.
(5)
Represents the full grant date fair value of SARs, RSUs and performance shares under ASC Topic 718 granted to the NEOs. With respect to awards subject to performance-based vesting conditions, grant date fair value is based on an estimate of the probable outcome at the time of grant which reflects achievement at “target” performance. For additional information on the valuation assumptions, refer to Note 15 of the Company’s financial statements in the Annual Report on Form 10-K for the year ended December 31, 2019.

(6)
Represents the exercise price for the SARs and the grant date per share value of RSUs granted, which was the closing price of our Company stock on February 13, 2019, in accordance with Committee action on the grant date indicated.

(7)
Mr. Squires was promoted to SVP and COO effective October 1, 2019, represents the RSUs at issuance price, which was the closing price of our Company stock on October 1, 2019 in accordance with Committee action on October 1, 2019.

(8)
Represents the exercise price for the SARs granted, which was the closing price of our Company stock on March 14, 2019. As explained further herein, to encourage new executives to purchase stock in the open market with their own funds to meet their stock ownership guidelines and align their interests with stockholders, we will offer matching SARs grants on a limited basis for open market purchases made by the executive during the first 12 months of employment. Ms. Wolf purchased approximately $100,000 of stock (i.e. 1,874 shares) with her own funds and thus received this matching SARs grant. Since she purchased 1,874 shares, the matching grant was for 1,874 SARs with an exercise price equal to the closing stock price on the date of purchase.

Outstanding Equity Awards at Year-End

	Option Awards					Stock Awards

Name	Grant Date	Number of Securities Underlying Unexercised Equity Awards Exercisable	Number of Securities Underlying Unexercised Equity Awards Un-exercisable	Exercise Price	Expiration Date	Number of Shares of Stock That Have Not Vested	Market Value of Shares of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested(1)(2)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Engel	7/01/2010	125,597	—	$33.05	7/01/2020	—	—	—	—
	2/16/2011	77,323	—	$60.05	2/16/2021	—	—	—	—
	2/16/2012	55,396	—	$64.33	2/16/2022	—	—	—	—
	2/21/2013	57,453	—	$72.15	2/21/2023	—	—	—	—
	2/18/2014	63,601	—	$85.35	2/18/2024	—	—	—	—
	2/17/2015	96,865	—	$69.54	2/17/2025	—	—	—	—
	2/16/2016	175,234	—	$42.44	2/16/2026	—	—	—	—
	2/16/2017	74,255	37,127	$71.65	2/16/2027	12,840	$ 762,568	38,520	$2,287,703
	2/13/2018	41,667	83,334	$62.80	2/13/2028	14,650	$ 870,064	43,948	$2,610,072
	2/13/2019	—	72,541	$54.64	2/13/2029	21,733	$1,290,723	43,466	$2,581,446
Total:		767,391	193,002			49,223	$2,923,355	125,934	$7,479,221
Schulz	1/31/2017	3,333	1,667	$70.70	1/31/2027	—	—	—	—
	2/16/2017	18,966	9,483	$71.65	2/16/2027	3,280	$ 194,799	9,840	$ 584,398
	2/21/2017	1,986	993	$72.90	2/21/2027	343	$ 20,371	1,028	$ 61,053
	8/11/2017	2,667	1,333	$51.10	8/11/2027	—	—	—	—
	2/13/2018	12,682	25,363	$62.80	2/13/2028	4,458	$ 264,761	13,376	$ 794,401
	2/13/2019	—	22,144	$54.64	2/13/2029	6,634	$ 393,993	13,269	$ 788,046
Total:		39,634	60,983			14,715	$ 873,924	37,513	$2,227,898
Lazzaris	5/14/2010	4,000	—	$37.90	5/14/2020	—	—	—	—
	2/16/2011	9,665	—	$60.05	2/16/2021	—	—	—	—
	2/16/2012	6,700	—	$64.33	2/16/2022	—	—	—	—
	2/21/2013	7,580	—	$72.15	2/21/2023	—	—	—	—
	2/18/2014	8,560	—	$85.35	2/18/2024	—	—	—	—
	2/17/2015	13,262	—	$69.54	2/17/2025	—	—	—	—
	2/16/2016	25,311	—	$42.44	2/16/2026	—	—	—	—
	2/16/2017	10,492	5,246	$71.65	2/16/2027	1,814	$ 107,733	5,444	$ 323,319
	2/13/2018	5,888	11,776	$62.80	2/13/2028	2,069	$ 122,878	6,212	$ 368,931
	2/13/2019	—	9,927	$54.64	2/13/2029	2,974	$ 176,626	5,948	$ 353,252
Total:		91,458	26,949			6,857	$ 407,237	17,604	$ 1,045,502
Squires	2/05/2016	5,925	—	$42.20	2/5/2026	—	—	—	—
	2/16/2016	13,631	—	$42.44	2/16/2026	—	—	—	—
	6/08/2016	800	—	$61.59	6/08/2026	—	—	—	—
	9/13/2016	875	—	$57.34	9/13/2026	—	—	—	—
	2/16/2017	8,071	4,036	$71.65	2/16/2027	1,395	$ 82,849	4,188	$ 248,725
	2/13/2018	5,435	10,870	$62.80	2/13/2028	1,911	$ 113,494	5,732	$ 340,423
	2/13/2019	—	10,308	$54.64	2/13/2029	3,088	$ 183,396	6,177	$ 366,852
	10/01/2019	—	—	—	—	7,154	$ 424,876	—	—
Total:		34,737	25,214			13,548	$ 804,615	16,097	$ 956,000
Wolf	6/22/2018	2,801	5,601	$59.95	6/22/2028	2,502	$ 148,594	—	—
	8/14/2018	564	1,126	$59.05	8/14/2028	—	—	—	—
	2/13/2019	—	8,705	$54.64	2/13/2029	2,608	$ 154,889	5,216	$ 309,778
	3/14/2019	—	1,874	$53.00	3/14/2029	—	—	—	—
Total:		3,365	17,306			5,110	$ 303,483	5,216	$ 309,778
(1)
As required by SEC regulations, the amounts included in the table above for 2017 and 2018 performance shares reflect the next higher performance measure as the current result for 2017 and 2018 are at or above target. The final amounts will be interpolated based on actual final results.

(2)
As required by SEC regulations, the amounts included in the table above for 2019 performance shares reflect the next higher performance measure as the current result for 2019 are below target. The final amounts will be interpolated based on actual final results.

Equity Awards Vesting Schedule

Grant Date	Vesting Schedule
1/31/2017	SARs: Time-based vesting in 1/3 increments on January 31, 2018; January 31, 2019; and January 31, 2020.
2/16/2017
SARs: Time-based vesting in 1/3 increments on February 16, 2018; February 16, 2019; and February 16, 2020.

RSUs: Cliff vest on February 16, 2020.

Performance shares: based on two equally-weighted performance measures during the three-year performance period ending December 31, 2019. The award vests in the form of a number of shares of the Company’s common stock.

2/21/2017
SARs: Time-based vesting in 1/3 increments on February 21, 2018; February 21, 2019; and February 21, 2020.
RSUs: Cliff vest on February 21, 2020.

Performance shares: based on two equally-weighted performance measures during the three-year performance period ending December 31, 2019. The award vests in the form of a number of shares of the Company’s common stock.

8/11/2017	SARs: Time-based vesting in 1/3 increments on August 11, 2018; August 11, 2019; and August 11, 2020.
2/13/2018
SARs: Time-based vesting in 1/3 increments on February 13, 2019; February 13, 2020; and February 13, 2021.
RSUs: Cliff vest on February 13, 2021.

Performance shares: based on two equally-weighted performance measures during the three-year performance period ending December 31, 2020. The award vests in the form of a number of shares of the Company’s common stock.

6/22/2018	SARs: Time-based vesting in 1/3 increments on June 22, 2019; June 22, 2020; and June 22, 2021. RSUs: Cliff vest on June 22, 2021.
8/14/2018	SARs: Time-based vesting in 1/3 increments on August 14, 2019; August 14, 2020; and August 14, 2021.
2/13/2019
SARs: Time-based vesting in 1/3 increments on February 13, 2020; February 13, 2021; and February 13, 2022.
RSUs: Cliff vest on February 13, 2022.

Performance shares: based on two equally-weighted performance measures during the three-year performance period ending December 31, 2021. The award vests in the form of a number of shares of the Company’s common stock.

3/14/2019	SARs: Time-based vesting in 1/3 increments on March 14, 2020; March 14, 2021; and March 14, 2022.
10/01/2019	RSUs: Cliff Vest on October 1, 2022.

Under the generally applicable terms of the Company’s 1999 Long-Term Incentive Plan, amended and approved by our Board and stockholders and restated effective May 31, 2017, SARs and RSUs would vest upon a change in control, as defined in the Long-Term Incentive Plan, which means (a) the consummation of an acquisition by any entity not affiliated with the Company of 30% or more of the outstanding voting securities of the Company; (b) the consummation of a merger or consolidation of the Company resulting in Company stockholders having less than 70% of the combined voting power; (c) the liquidation or dissolution of the Company; (d) the consummation of sale of substantially all of the assets of the Company to an entity unrelated to the Company; or (e) during any two year period, a majority change of duly elected Directors. Under the general terms of the Company’s Performance share awards, performance shares would vest at target upon a change in control. The Company has included these provisions in the Long-Term Incentive Plan, which was approved by stockholders in 2017, to align management’s interests with stockholders’ interest.

Option Exercises and Stock Vested

	Option Awards		Stock Awards

Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)(1)	Value Realized on Vesting ($)
Engel	—	—	34,566	$1,910,929
Schulz	—	—	17,050	$811,069
Lazzaris	—	—	4,992	$275,975
Squires	—	—	2,688	$148,602
Wolf	—	—	—	—
(1)	Reflects RSUs that vested on February 16, 2019, March 1, 2019 and October 19, 2019.

Nonqualified Deferred Compensation
The table below provides information on the nonqualified deferred compensation of the NEOs in 2019.

Name	Year	Executive Contribution in Last FY(1)	Company Contributions in Last FY(2)	Aggregate Earnings in Last FY(3)	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last FYE(4)
Engel	2019	$164,324	$169,344	$716,101	—	$3,997,691
Schulz	2019	$69,120	$45,679	$34,190	—	$129,639
Lazzaris	2019	—	$21,375	$90,482	—	$323,007
Squires	2019	—	$19,188	$21,524	—	$110,681
Wolf	2019	$40,995	$12,098	$4,184	—	$57,276
(1)
Reflects participation by the NEOs in the Deferred Compensation Plan, including deferral of portions of both base salary and incentive compensation. The NEOs cannot withdraw any amounts from their deferred compensation balances until termination, retirement, death or disability with the exception that the Committee may approve an amount (“hardship withdrawal”) necessary to meet unforeseen needs in the event of an emergency.

(2)
Amounts in this column are Company matching contributions to the Deferred Compensation Plan and include rollover contributions from the 401(k) plan to the Deferred Compensation Plan. Please refer to footnote 4 of the All Other Compensation table for a discussion of the determination of these contributions, which amounts are reported as compensation in the “All Other Compensation” column of the Summary Compensation table.

(3)
Reflects investment returns or earnings (losses) calculated by applying the investment return rate at the valuation date to the average balance of the participant’s deferral account and Company contribution account since the last valuation date for each investment vehicle selected by the participant. Investment vehicles available to participants are a subset of those offered in the 401(k) plan and notably do not include Company stock.

(4)
Based upon years of service to the Company, Mr. Engel, Ms. Lazzaris and Mr. Squires are each fully vested in the aggregate balance of their respective accounts at last year-end. Mr. Schulz is 75% vested in the matching portion of his account and 100% vested in the executive contribution at last year end. Ms. Wolf is 25% vested in the matching portion of her account and 100% vested in the executive contribution at last year end.

POTENTIAL PAYMENTS UPON TERMINATION: MR. ENGEL

Each of the following potential scenarios represents circumstances under which Mr. Engel’s employment with the Company could potentially terminate. A description of the compensation benefits due Mr. Engel in each scenario is provided. In each case, the date of the termination is assumed to be December 31, 2019. The amounts described in the table below will change based on the assumed termination date. The determination of compensation due to Mr. Engel upon separation from the Company is governed by his Amended and Restated Employment Agreement dated September 1, 2009. Payment of severance benefits in the event of a termination without cause is subject to the execution of a release.
“Cause” means (a) a material breach of the employment agreement by Mr. Engel; (b) engaging in a felony or conduct which is in the good faith judgment of the Board, applying reasonable standards of personal and professional conduct, injurious to the Company, its customers, employees, suppliers, or stockholders; (c) failure to timely and adequately perform his duties under the employment agreement; or (d) material breach of any manual or written policy, code or procedure of the Company.
“Change in Control” has the meaning given to such term in the Company’s Long-Term Incentive Plan, which means (a) the consummation of an acquisition by any entity not affiliated with the Company of 30% or more of the outstanding voting securities of the Company; (b) the consummation of a merger or consolidation of the Company resulting in Company stockholders having less than 70% of the combined voting power; (c) the liquidation or dissolution of the Company; (d) the consummation of a sale of substantially all of the assets of the Company to an entity unrelated to the Company; or (e) during any two year period, a majority change of duly elected Directors.
“Good Reason” means (a) a reduction in Mr. Engel’s base salary, excluding any reduction that occurs in connection with an across-the-board reduction of the salaries of the entire senior management team; (b) a relocation of Mr. Engel’s primary place of employment to a location more than 50 miles from Pittsburgh, Pennsylvania; or (c) any material reduction in Mr. Engel’s offices, titles, authority, duties or responsibilities.

Executive Benefits and Payments Upon Termination	Termination After Change in Control(1)	Involuntary Not for Cause or For Good Reason Termination(2)	Death(3)	Disability(4)
Compensation:
Base Salary and Incentive	$5,505,058	$3,484,000	$ 617,058	—
Accelerated Options & SARs(5)	$ 344,570	$ 344,570	$ 344,570	$ 344,570
Accelerated RSUs(6)	$2,923,354	$2,923,354	$2,923,354	$2,923,354
Accelerated Performance Shares(7)	$5,030,333	—	$5,030,333	$5,030,333
Benefits and Perquisites:
Medical Benefits	$ 17,436	$ 17,436	—	—
280G Tax Gross-Up	—	—	—	—
Total:	$13,820,751	$6,769,360	$8,915,315	$8,298,257
(1)	Termination After Change in Control

Mr. Engel’s Change in Control benefits are double-triggered (other than equity awards which vest on a Change in Control), meaning that he will receive these payments only if (i) there is a Change in Control and (ii) Mr. Engel’s employment is terminated within two years following a Change in Control without Cause or by Mr. Engel for Good Reason, in which case Mr. Engel will be entitled to receive:

•	Two times annual base salary.
•	Two times the annual target bonus opportunity.
•	Prorated annual incentive compensation for the portion of the fiscal year employed, if earned.
•	Full vesting of outstanding stock options, SARs, and RSUs. Vesting of performance shares at target.
•	Coverage for health, dental, and vision benefits for 24 months provided executive pays employee portion of premiums.
•
Additional gross-up premium sufficient to reimburse the executive for excise taxes, if any, payable as a result of termination payments plus any income taxes on the reimbursement payment itself. Other than the pre-existing employment agreement with Mr. Engel, the Company has no other agreement with executive officers providing for excise tax gross-ups with respect to payments contingent upon a change in control. In addition, the Company committed that it will not enter into any new or materially amended agreements with executive officers providing for excise tax gross-ups with respect to payments contingent upon a change in control and, indeed, has not entered into any such agreements.

(2)	Involuntary Not for Cause or Executive for Good Reason Termination
•	Monthly base salary continuation for 24 months.
•	An amount equal to the executive’s annual target bonus opportunity.
•	Full vesting of outstanding stock options, SARs, and RSUs.
•	Coverage for health, dental, and vision benefits for 24 months provided executive pays employee portion of premiums.
(3)	Death
•	Any accrued and earned but unpaid bonus.
•	Full vesting of outstanding stock options, SARs, and RSUs. Vesting of performance shares at target.
(4)	Disability
•	Full vesting of outstanding stock options, SARs, and RSUs. Vesting of performance shares at target.
(5)
The closing price of WESCO common stock on December 31, 2019 was $59.39. The amount shown is the excess, if any, of the December 31, 2019 closing price over the exercise price multiplied by the number of SARs.

(6)	Represents the closing stock price on December 31, 2019 multiplied by the number of RSUs.
(7)	Represents the closing stock price on December 31, 2019 multiplied by the number of performance shares at target.

POTENTIAL PAYMENTS UPON TERMINATION: MR. SCHULZ

Each of the following potential scenarios represents circumstances under which Mr. Schulz’s employment with the Company could potentially terminate. A description of the compensation benefits due Mr. Schulz in each scenario is provided. In each case, the date of the termination is assumed to be December 31, 2019. The amounts described in the table below will change based on the assumed termination date. The determination of compensation due to Mr. Schulz upon separation from the Company is governed by a term sheet dated October 6, 2016. Payment of severance benefits in the event of a termination without cause is subject to the execution of a release.
“Cause” means (a) engaging in a felony or engaging in conduct which is in the good faith judgment of the Board, applying reasonable standards of personal and professional conduct, injurious to the Company, its customers, employees, suppliers or stockholders; (b) inability to meet the expectations of employee’s job responsibilities or failure to timely and adequately perform employee’s duties; or (c) material breach of any manual or written policy, code or procedure of the Company.
“Change in Control” has the meaning given to such term in the Company’s Long-Term Incentive Plan, which means (a) the consummation of an acquisition by any entity not affiliated with the Company of 30% or more of the outstanding voting securities of the Company; (b) the consummation of a merger or consolidation of the Company resulting in Company stockholders having less than 70% of the combined voting power; (c) the liquidation or dissolution of the Company; (d) the consummation of the sale of substantially all of the assets of the Company to an entity unrelated to the Company; or (e) during any two year period, a majority change of duly elected Directors.
“Good Reason” means (a) a reduction in Mr. Schulz’s base salary, excluding any reduction that occurs in connection with an across the board reduction of the salaries of the senior management team; (b) a relocation of primary place of employment to a location more than 50 miles from Pittsburgh, Pennsylvania without Mr. Schulz’s consent; or (c) any material reduction in Mr. Schulz’s authority, duties or responsibilities without his consent.

Executive Benefits and Payments Upon Termination	Termination After Change in Control(1)	Involuntary Not for Cause or Good Reason Termination(2)
Compensation:
Base Salary and Incentive	$1,076,000	$1,076,000
Accelerated SARs(3)	$ 116,235	$ 11,051
Restricted Stock Units(4)	$ 873,924	—
Performance Shares(5)	$1,507,971	—
Benefits and Perquisites:
Medical Benefits	$ 12,196	$ 12,196
Total:	$3,586,326	$1,099,247
(1)	Termination After Change in Control
•	Payment equal to one-year’s base salary.
•	Payment equal to pro rata amount of target bonus.
•	Full vesting of SARs and RSUs. Vesting of performance shares at target.
•	Coverage for health, dental, and vision benefits for 12 months provided executive pays employee portion of premiums.
(2)	Involuntary Not for Cause or Executive for Good Reason Termination or Termination by the Company Upon or Within Two Years After a Change of Control of the Company
•	Payment equal to one-year’s base salary.
•	Payment equal to pro rata amount of target bonus.
•	Full vesting of SARs granted in accordance with purchase of WESCO stock.
•	Coverage for health, dental, and vision benefits for 12 months provided executive pays employee portion of premiums.
(3)
The closing price of WESCO common stock on December 31, 2019 was $59.39. The amount shown is the excess, if any, of the December 31, 2019 closing price over the exercise price multiplied by the number of SARs.

(4)	Represents the closing stock price on December 31, 2019 multiplied by the number of RSUs.
(5)	Represents the closing stock price on December 31, 2019 multiplied by the number of performance shares at target.

POTENTIAL PAYMENTS UPON TERMINATION: MS. LAZZARIS

Each of the following potential scenarios represents circumstances under which Ms. Lazzaris’ employment with the Company could potentially terminate. A description of the compensation benefits due Ms. Lazzaris in each scenario is provided. In each case, the date of the termination is assumed to be December 31, 2019. The amounts described in the table below will change based on the assumed termination date. The determination of compensation due to Ms. Lazzaris upon separation from the Company is governed by a term sheet dated January 15, 2010. Payment of severance benefits in the event of a termination without cause is subject to the execution of a release.
“Cause” means (a) engaging in a felony or engaging in conduct which is in the good faith judgment of the Board, applying reasonable standards of personal and professional conduct, injurious to the Company, its customers, employees, suppliers or stockholders; (b) inability to meet the expectations of employee’s job responsibilities or failure to timely and adequately perform employee’s duties; or (c) material breach of any manual or written policy, code or procedure of the Company.
“Change in Control” has the meaning given to such term in the Company’s Long-Term Incentive Plan, which means (a) the consummation of an acquisition by any entity not affiliated with the Company of 30% or more of the outstanding voting securities of the Company; (b) the consummation of a merger or consolidation of the Company resulting in Company stockholders having less than 70% of the combined voting power; (c) the liquidation or dissolution of the Company; (d) the consummation of a sale of substantially all of the assets of the Company to an entity unrelated to the Company; or (e) during any two year period, a majority change of duly elected Directors.
“Good Reason” means (a) a reduction in Ms. Lazzaris’ base salary, excluding any reduction that occurs in connection with an across the board reduction of the salaries of the senior management team; (b) a relocation of primary place of employment to a location more than 50 miles from Pittsburgh, Pennsylvania without Ms. Lazzaris’ consent; or (c) any material reduction in Ms. Lazzaris’ offices, titles, authority, duties or responsibilities without her consent.

Executive Benefits and Payments Upon Termination	Termination After Change in Control(1)	Involuntary Not for Cause or Good Reason Termination(2)
Compensation:
Base Salary and Incentive	$ 633,057	$ 633,057
Accelerated SARs(3)	$ 47,153	—
Restricted Stock Units(4)	$ 407,237	—
Performance Shares(5)	$ 699,377	—
Benefits and Perquisites:
Medical Benefits	$ 9,140	$ 9,140
Total:	$1,795,964	$ 642,197
(1)	Termination After Change in Control
•	Payment equal to one-year’s base salary.
•	Payment equal to pro rata amount of estimated bonus.
•	Full vesting of SARs and RSUs. Vesting of performance shares at target.
•	Coverage for health, dental, and vision benefits for 12 months provided executive pays employee portion of premiums.
(2)	Involuntary Not for Cause or Executive for Good Reason Termination or Termination Within One Year Following Change of Control of the Company (Other than for Cause)
•	Payment equal to one-year’s base salary.
•	Payment equal to pro rata amount of estimated bonus.
•	Full vesting of SARs granted in accordance with purchase of WESCO stock.
•	Coverage for health, dental, and vision benefits for 12 months provided executive pays employee portion of premiums.
(3)
The closing price of WESCO common stock on December 31, 2019 was $59.39. The amount shown is the excess, if any, of the December 31, 2019 closing price over the exercise price multiplied by the number of SARs.

(4)	Represents the closing stock price on December 31, 2019 multiplied by the number of RSUs.
(5)	Represents the closing stock price on December 31, 2019 multiplied by the number of performance shares at target.

POTENTIAL PAYMENTS UPON TERMINATION: MR. SQUIRES

Each of the following potential scenarios represents circumstances under which Mr. Squires’ employment with the Company could potentially terminate. A description of the compensation benefits due Mr. Squires in each scenario is provided. In each case, the date of the termination is assumed to be December 31, 2019. The amounts described in the table below will change based on the assumed termination date. The determination of compensation due to Mr. Squires upon separation from the Company is governed by a term sheet dated September 25, 2019. Payment of severance benefits in the event of a termination without cause is subject to the execution of a release.

“Cause” means (a) engaging in a felony or engaging in conduct which is in the good faith judgment of the Board, applying reasonable standards of personal and professional conduct, injurious to the Company, its customers, employees, suppliers or stockholders; (b) inability to meet the expectations of employee’s job responsibilities or failure to timely and adequately perform employee’s duties; (c) material breach of any manual or written policy, code or procedure of the Company; or (d) failure to establish permanent residence in the Pittsburgh area within the first twelve months of employment in the position.
“Change in Control” has the meaning given to such term in the Company’s Long-Term Incentive Plan, which means (a) the consummation of an acquisition by any entity not affiliated with the Company of 30% or more of the outstanding voting securities of the Company; (b) the consummation of a merger or consolidation of the Company resulting in Company stockholders having less than 70% of the combined voting power; (c) the liquidation or dissolution of the Company; (d) the consummation of a sale of substantially all of the assets of the Company to an entity unrelated to the Company; or (e) during any two year period, a majority change of duly elected Directors.
“Good Reason” means (a) a reduction in Mr. Squires’ base salary, excluding any reduction that occurs in connection with an across the board reduction of the salaries of the senior management team; (b) a relocation of primary place of employment to a location more than 50 miles from Pittsburgh, Pennsylvania without Mr. Squires’ consent; or (c) any material reduction in Mr. Squires authority, duties or responsibilities without his consent.

Executive Benefits and Payments Upon Termination	Termination After Change in Control(1)	Involuntary Not for Cause or Good Reason Termination(2)
Compensation:
Base Salary and Incentive	$884,406	$884,406
Accelerated SARs(3)	$ 48,963	—
Restricted Stock Units(4)	$804,616	—
Performance Shares(5)	$661,426	—
Benefits and Perquisites:
Medical Benefits	$ 45,987	$ 45,987
Total:	$2,445,398	$930,393
(1)	Termination After Change in Control
•	Payment equal to one-year’s base salary.
•	Payment equal to pro rata amount of target bonus.
•	Full vesting of SARs and RSUs. Vesting of performance shares at target.
•	Coverage for health, dental, and vision benefits for 12 months provided executive pays employee portion of premiums.
(2)	Involuntary Not for Cause or Executive for Good Reason Termination or Termination by the Company Upon or Within Two Years After a Change of Control of the Company
•	Payment equal to one-year’s base salary.
•	Payment equal to pro rata amount of target bonus.
•	Full vesting of SARs granted in accordance with purchase of WESCO stock.
•	Coverage for health, dental, and vision benefits for 12 months provided executive pays employee portion of premiums.
(3)
The closing price of WESCO common stock on December 31, 2019 was $59.39. The amount shown is the excess, if any, of the December 31, 2019 closing price over the exercise price multiplied by the number of SARs.

(4)	Represents the closing stock price on December 31, 2019 multiplied by the number of RSUs.
(5)	Represents the closing stock price on December 31, 2019 multiplied by the number of performance shares at target.

POTENTIAL PAYMENTS UPON TERMINATION: MS. WOLF

Each of the following potential scenarios represents circumstances under which Ms. Wolf’s employment with the Company could potentially terminate. A description of the compensation benefits due Ms. Wolf in each scenario is provided. In each case, the date of the termination is assumed to be December 31, 2019. The amounts described in the table below will change based on the assumed termination date. The determination of compensation due to Ms. Wolf upon separation from the Company is governed by a term sheet dated April 6, 2018. Payment of severance benefits in the event of a termination without cause is subject to the execution of a release.
“Cause” means (a) engaging in a felony or engaging in conduct which is in the good faith judgment of the Board, applying reasonable standards of personal and professional conduct, injurious to the Company, its customers, employees, suppliers or stockholders; (b) inability to meet the expectations of employee’s job responsibilities or failure to timely and adequately perform employee’s duties; or (c) material breach of any manual or written policy, code or procedure of the Company.
“Change in Control” has the meaning given to such term in the Company’s Long-Term Incentive Plan, which means (a) the consummation of an acquisition by any entity not affiliated with the Company of 30% or more of the outstanding voting securities of the Company; (b) the consummation of a merger or consolidation of the Company resulting in Company stockholders having less than 70% of the combined voting power; (c) the liquidation or dissolution of the Company; (d) the consummation of a sale of substantially all of the assets of the Company to an entity unrelated to the Company; or (e) during any two year period, a majority change of duly elected Directors.

“Good Reason” means (a) a reduction in Ms. Wolf’s base salary, excluding any reduction that occurs in connection with an across the board reduction of the salaries of the senior management team; (b) a relocation of primary place of employment to a location more than 50 miles from Pittsburgh, Pennsylvania without Ms. Wolf’s consent; or (c) any material reduction in Ms. Wolf’s authority, duties or responsibilities without her consent.

Executive Benefits and Payments Upon Termination	Termination After Change in Control(1)	Involuntary Not for Cause or Good Reason Termination(2)
Compensation:
Base Salary and Incentive	$804,875	$804,875
Accelerated SARs(3)	$ 53,706	$ 12,358
Restricted Stock Units(4)	$303,484	—
Performance Shares(5)	$309,778	—
Benefits and Perquisites:
Medical Benefits	$ 9,894	$ 9,894
Total:	$1,481,737	$827,127
(1)	Termination After Change in Control
•	Payment equal to one-year’s base salary.
•	Payment equal to pro rata amount of target bonus.
•	Full vesting of SARs and RSUs. Vesting of performance shares at target.
•	Coverage for health, dental, and vision benefits for 12 months provided executive pays employee portion of premiums.
(2)	Involuntary Not for Cause or Executive for Good Reason Termination or Termination by the Company Upon or Within Two Years After a Change of Control of the Company
•	Payment equal to one-year’s base salary.
•	Payment equal to pro rata amount of target bonus.
•	Full vesting of SARs granted in accordance with purchase of WESCO stock.
•	Coverage for health, dental, and vision benefits for 12 months provided executive pays employee portion of premiums.
(3)
The closing price of WESCO common stock on December 31, 2019 was $59.39. The amount shown is the excess, if any, of the December 31, 2019 closing price over the exercise price multiplied by the number of SARs.

(4)	Represents the closing stock price on December 31, 2019 multiplied by the number of RSUs.
(5)	Represents the closing stock price on December 31, 2019 multiplied by the number of performance shares at target.

CHIEF EXECUTIVE OFFICER PAY RATIO
As required by SEC rules, we are providing the following information about the ratio of annual total compensation of all of our employees, other than our CEO, to the annual total compensation of our CEO. For 2019, our last competed fiscal year, there was no change in our employee population or employee compensation arrangements that we believe would significantly impact the pay ratio disclosure for the fiscal year. Therefore, we are using the same median employee in our pay ratio calculation.
For 2019: (1) the annual total compensation of our median employee was $57,269; and (2) the annual total compensation of our CEO was $6,642,192. Based on this information, for 2019 the ratio of the annual total compensation for our CEO to the annual total compensation of our median employee was approximately 116 to 1. We believe that the pay ratio is a reasonable estimate calculated consistent with Regulation S-K Item 402(u).
As we disclosed the last two years, the methodology and the material assumptions, adjustments, and estimates that we used for this calculation were as follows: We determined that, as of December 31, 2017, our employee population consisted of approximately 9,198 employees at our parent company and consolidated subsidiaries, of which 6,513 were U.S. employees and 2,685 were non-U.S. employees. Our employee population, after taking into consideration the adjustments permitted by SEC rules, consisted of approximately 8,740 individuals, of which 6,513 were U.S. employees and 2,227 were non-U.S. employees. For these purposes, we excluded approximately 458 employees from the following jurisdictions: Chile (198); Peru (97); England (39); Ecuador (30); China (31); Poland (23); Singapore (19); Scotland (8); Ireland (7); Angola (3); Spain (2); and Czech Republic (1).
SEC rules allow companies to use a variety of assumptions, adjustments, methodologies, and estimates. Therefore, the ratio figure reported above may not be capable of comparison to the ratio figures reported by companies in our peer group or by any other company.
With respect to identifying the “median employee,” we used a consistently applied compensation measure, which is the sum of an employee’s estimated annual salary/wages, commissions and bonus. For employees outside the U.S., we converted local currency amounts to U.S. dollars.
For 2019, we combined all of the elements of our median employee’s compensation in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation of $57,269. The difference between such employee’s wages and the employee’s annual total compensation represents the value of the employee’s retirement benefits.
With respect to the annual total compensation of our CEO, we used the amount reported in the “Total” column of our 2019 Summary Compensation Table included in this Form 10-K/A.

DIRECTOR COMPENSATION

Compensation
Independent members of the Board of Directors receive compensation in the form of an annual retainer and an annual equity award. Directors have the ability to defer 25% to 100% of the retainer. Deferred amounts are converted into stock units and credited to an account in the Director’s name using the average of the high and low trading prices of our Common Stock on the first trading day in January of that year. The table below sets forth annual retainers paid to our non-employee Directors:

Role	2019 Annual Cash Retainer
All Independent Directors	$ 94,000
Lead Independent Director	$ 25,000
Committee Chairs
Audit	$ 20,000
Compensation	$ 15,000
Nominating and Governance Committee	$ 10,000
Committee Members
Audit	$ 5,000
Independent Compensation Consultant – The Nominating and Governance Committee works with an independent compensation consultant, Meridian, to do an annual assessment of Director compensation, including providing the Nominating and Governance Committee with market research and comparison data using a peer group of companies which is the same as that used in the Compensation Committee’s evaluation of executive compensation. Our target for Director Compensation is the median of the peer group, and the benchmarking performed by the independent consultant indicated that the total compensation was consistent with the peer group median ($231,900 for WESCO compared to a peer group median of $234,500). We query our consultant on new developments, best practices and trends in Director Compensation, and Meridian serves as a resource to the Nominating and Governance Committee. The Nominating and Governance Committee also compared WESCO’s average Director compensation to the median director compensation for large companies (i.e. companies with revenues of $2.5 billion to $10 billion, which is the comparable group to WESCO’s $8 billion in revenues) in a 2018-19 director compensation study published by The National Association of Corporate Directors. WESCO’s average Director compensation was slightly less than the median of $234,444.
In addition to the retainer, non-employee Directors are reimbursed for travel and other reasonable out-of-pocket expenses related to attendance at Board and Committee meetings. Directors receive no additional compensation for Board or Committee meeting attendance. Members of our Board who are also our employees do not receive compensation for their services as Directors.
For 2019, non-employee Directors received equity grants in the form of RSUs in the amount of approximately $130,000, which will vest on the first anniversary of the date of the grant. If a Director’s Board service is terminated earlier than one year from the date of grant as a result of the scheduled expiration of the Director’s term then, if such date is (1) less than three calendar months from the date of grant, then 25% of the RSUs shall be deemed vested, (2) at least three but less than six calendar months from the date of grant, then 50% of the RSUs shall be deemed vested, (3) at least six but less than nine calendar months from the date of grant, then 75% of the RSUs shall be deemed vested, and (4) at least nine calendar months from the date of grant, then 100% of the RSUs shall be deemed vested. In February 2019, each non-employee Director received a grant of 2,379 RSUs. The RSUs awarded February 13, 2019 have a grant date fair value of $54.64, the closing price of our Common Stock on February 13, 2019.
For 2020, based on analysis provided by Meridian as described above, the Nominating and Governance Committee and Board adjusted the annual equity grants of RSUs from $130,000 to $140,000, the annual cash retainer from $94,000 to $100,000, the Lead Independent Director retainer from $25,000 to $30,000, and the Nominating and Governance Committee retainer from $10,000 to $15,000.
Distribution of deferred stock units will be made in a lump sum or in installments, in the form of shares of our Common Stock, in accordance with the distribution schedule selected by the Director at the time the deferral election is made. All distributions will be made or begin as soon as practical after January 1 of the year following the Director’s termination of Board service.
As set forth on an exhibit to the Company’s Form 10-K filed on February 22, 2016, the Company has entered into indemnification agreements with each current Director providing for: indemnification for indemnifiable claims and losses; advancement of expenses; and D&O liability insurance.

Robust Stock Ownership Guidelines
Our Board has adopted robust stock ownership guidelines for Directors, which are five times their annual cash retainer. Directors are expected to hold these ownership positions during their service as Directors. All Directors have acquired or are acquiring stock in accordance with the stock ownership guidelines.

DIRECTOR COMPENSATION FOR 2019

Name	Fees Earned or Paid in Cash(1)	Stock Awards(2)(3)		Other		Total
Beach Lin	$ 43,333	$129,989	(4)	$10,000	(5)	$183,322
Espe	$ 98,703	$129,989		—		$228,692
Griffin	$ 99,833	$129,989		—		$229,822
Morgan	$109,000	$129,989		—		$238,989
Raymund	$114,000	$129,989		—		$243,989
Singleton	$119,000	$129,989		—		$248,989
Sundaram	$ 99,000	$129,989		—		$228,989
Thompson	$ 24,750	$ 32,489	(6)	—		$ 57,239
Utter	$ 99,000	$129,989		—		$228,989
(1)
Represents the amount of the Director’s annual retainer, for which Mr. Espe, Mr. Griffin, Mr. Raymund, and Mr. Singleton received $49,411, $49,917, $57,000 and $59,500, respectively, in cash during 2019. The Director’s Fees for Mr. Sundaram and Ms. Utter were deferred into the Company’s Deferred Compensation Plan for Non-Employee Directors.  Ms. Beach Lin served as a Director from January 1, 2019 until her retirement at the 2019 Annual Meeting.  Ms. Beach Lin’s annual retainer was prorated based on service for 2019. Director Thompson joined the Board October 1, 2019 and her annual retainer was prorated based on service for 2019.

(2)
Amounts represent the aggregate grant date fair value, calculated in accordance with FASB ASC Topic 718, of RSUs. On February 13, 2019, each Director was awarded 2,379 RSUs with a grant date fair value of $54.64 per RSU, which was the closing price of our Common Stock on February 13, 2019. These RSU awards are subject to time-based vesting criteria. The assumptions used in calculating these amounts are set forth in Note 15 to our financial statements for the year ended December 31, 2019, which is located on pages 58 to 61 of our Annual Report on Form 10-K.

(3)
All the RSU awards were granted under the WESCO International, Inc. 1999 Long-Term Incentive Plan, as amended and approved by our Board and stockholders. See the “Director Outstanding Equity Awards at the Year-End” table below for more information regarding the equity awards held by Directors as of December 31, 2019.

(4)	Ms. Beach Lin served as a Director from January 1, 2019 until her retirement at the 2019 Annual Meeting. Ms. Beach Lin’s 2019 RSU grant partially vested at 50% as described on the prior page.
(5)	The Company made a donation in Ms. Beach Lin’s honor to Junior Achievement USA.
(6)
On December 4, 2019, Director Thompson was awarded 626 RSUs with a grant date fair value of $51.90 per RSU, which was the closing price of our Common Stock on December 4, 2019. These RSU awards are subject to time-based vesting criteria. The assumptions used in calculating these amounts are set forth in Note 15 to our financial statements for the year ended December 31, 2019, which is located on pages 58 to 61 of our Annual Report on Form 10-K.

DIRECTOR OUTSTANDING EQUITY AWARDS AT YEAR-END

Name	Number of Securities Underlying Unexercised Equity Awards Exercisable(2)	Number of Shares of Stock That Have Not Vested
Beach Lin(1)	—	—
Espe	1,035	4,068
Griffin	4,780	4,068
Morgan	6,699	4,068
Raymund	6,699	4,068
Singleton	4,642	4,068
Sundaram	—	2,379
Thompson	—	626
Utter	6,712	4,068
(1)	Ms. Beach Lin retired from the Board at the 2019 Annual Meeting.
(2)	The amounts for Messrs. Espe, Griffin, Morgan, Raymund and Ms. Utter include RSUs that were deferred upon vesting.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
EQUITY COMPENSATION PLAN INFORMATION
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
WESCO’s stock-based employee compensation plans are comprised of stock-settled stock appreciation rights, restricted stock units and performance-based awards. Compensation cost for all stock-based awards is measured at fair value on the date of grant and compensation cost is recognized, net of estimated forfeitures, over the service period for awards expected to vest. The fair value of stock-settled stock appreciation rights and performance-based awards with market conditions is determined using the Black-Scholes and Monte Carlo simulation models, respectively. The fair value of restricted stock units and performance-based awards with performance conditions is determined by the grant-date closing price of WESCO’s common stock. The forfeiture assumption is based on WESCO’s historical employee behavior that is reviewed on an annual basis. No dividends are assumed. For stock-settled stock appreciation rights that are exercised and for restricted stock units and performance-based awards that vest, shares are issued out of WESCO’s outstanding common stock.
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
Performance-based awards granted in 2019 were based on two equally-weighted performance measures: the three-year average growth rate of WESCO's net income and the three-year cumulative return on net assets. Performance-based awards granted in 2018 were based on two equally-weighted performance measures: the three-year average growth rate of the Company’s fully diluted earnings per share and the three-year cumulative return on net assets. From 2015 to 2017, the two equally-weighted performance-based award metrics were the three-year average growth rate of WESCO’s net income and WESCO’s total stockholder return in relation to the total stockholder return of a select group of peer companies over a three-year period.

SECURITY OWNERSHIP
The following table sets forth the beneficial ownership of the Company’s Common Stock as of March 5, 2020, by each person or group known by the Company to beneficially own more than five percent of the outstanding Common Stock, each Director, each of the named executive officers, and all Directors and executive officers as a group. Unless otherwise indicated, the holders of all shares shown in the table have sole voting and investment power with respect to such shares. In determining the number and percentage of shares beneficially owned by each person, shares that may be acquired by such person pursuant to options or convertible stock exercisable or convertible within 60 days of March 5, 2020, are deemed outstanding for purposes of determining the total number of outstanding shares for such person and are not deemed outstanding for such purpose for all other stockholders. Unless indicated otherwise below, the address of each beneficial owner is c/o WESCO International, Inc., 225 West Station Square, Suite 700, Pittsburgh, PA 15219.

Name	Shares Beneficially Owned(1)	Percent Owned Beneficially(2)
The Vanguard Group 100 Vanguard Blvd. Malvern, PA 19355	3,963,464(3)	9.5%
Dimensional Fund Advisors, L.P. Building One 6300 BeeCave Road Austin, TX 78746	3,504,710(4)	8.4%
Boston Partners One Beacon Street 30th Floor Boston, MA 02108	3,236,209(5)	7.7%
BlackRock, Inc. 55 East 52nd Street New York, NY 10055	2,191,595(6)	5.2%
John J. Engel	1,017,619(7)	2.4%
Matthew J. Espe	12,112(7)	*
Bobby J. Griffin	20,464(7)	*
John K. Morgan	42,326(7)	*
Steven A. Raymund(8)	44,429(7)	*
James L. Singleton(9)	47,117(7)	*
Easwaran Sundaram	8,941(7)	*
Laura K. Thompson	3,523(7)	*
Lynn M. Utter	44,507(7)	*
Diane E. Lazzaris	122,518(7)	*
David S. Schulz	97,378(7)	*
Nelson J. Squires, III(10)	61,636(7)	*
Christine A. Wolf	10,456(7)	*
All 14 executive officers and Directors as a group	1,574,820(7)	3.7%
*	Indicates ownership of less than 1% of the Common Stock.
(1)
The beneficial ownership of Directors set forth in the foregoing table includes shares of Common Stock payable to any such Director following the Director’s termination of Board service with respect to portions of annual fees deferred under the Company’s Deferred Compensation Plan for Non-Employee Directors, and restricted stock units subject to an election to defer even though such shares are not deemed currently to be beneficially owned by the Directors pursuant to Rule 13d-3, as follows: Mr. Espe, 4,904; Mr. Griffin, 15,518; Mr. Morgan, 13,225; Mr. Raymund, 20,718; Mr. Singleton, 13,880; Mr. Sundaram, 2,628; Ms. Thompson, 0;  and Ms. Utter, 25,817.

(2)	Based on the number of shares outstanding on the record date.
(3)
This information is based solely upon a Schedule 13G/A filed by The Vanguard Group (“Vanguard”) with the Securities and Exchange Commission on February 12, 2020 Vanguard is the beneficial owner of 3,963,464 shares and has sole power to vote 21,807 shares, shared voting power over 6,427 shares, sole dispositive power over 3,940,681 shares and shared dispositive power over 22,783 shares.

(4)
This information is based solely upon a Schedule 13G/A filed by Dimensional Fund Advisors LP (“Dimensional”) with the Securities and Exchange Commission on February 12, 2020. Dimensional is the beneficial owner of 3,504,710 shares and has sole power to vote 3,440,107 shares, and sole dispositive power over 3,504,710 shares.

(5)
This information is based solely upon a Schedule 13G/A filed by Boston Partners with the Securities and Exchange Commission on February 11, 2020. Boston Partners beneficially owns 3,236,209 shares, has sole power to vote 2,534,107 shares, has shared power to vote 12,209 shares and sole power to dispose of 3,236,209 shares.

(6)
This information is based solely upon a Schedule 13G filed by BlackRock, Inc. (“BlackRock”) with the Securities and Exchange Commission on February 11, 2020. BlackRock is the beneficial owner of 2,191,595 shares and has sole power to vote 2,010,320 shares, and sole dispositive power over 2,191,595 shares.

(7)
Includes the following shares of Common Stock not currently owned, but subject to SARs which were outstanding on March 5, 2020 and may be exercised or settled within 60 days thereafter: Mr. Engel, 870,366; Mr. Espe 0; Mr. Griffin, 0; Mr. Morgan, 4,642; Mr. Raymund 4,642; Mr. Singleton, 4,642; Mr. Sundaram, 0; Ms. Thompson, 0; Ms. Utter, 4,642; Ms. Lazzaris, 105,901; Mr. Schulz 71,840; Mr. Squires 47,644; Ms. Wolf, 6,892; and all Directors and executive officers as a group, 1,149,521.

(8)	Includes 16,172 shares of Common Stock beneficially owned indirectly through a trust which is controlled by Mr. Raymund.
(9)	Includes 5,000 shares of Common Stock beneficially owned indirectly through a trust. Mr. Singleton exercises shared voting and investment power over such shares.
(10)	Includes 2,445 shares of Common Stock beneficially owned indirectly by Mr. Squires and his spouse.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
TRANSACTIONS WITH RELATED PERSONS
Our Company has a written policy and has implemented processes and controls in order to obtain information from our Directors and executive officers with respect to related person transactions and for then determining whether our Company or a related person has a direct or indirect material interest in the transaction, based on the facts and circumstances. Our Nominating and Governance Committee and Board review relationships and transactions between our Directors, executive officers and our Company or its customers and suppliers in order to determine whether the parties have a direct or indirect material interest. Its evaluation includes: the nature of the related person’s interest in the transaction; material terms of the transaction; amount and type of transaction; importance of the transaction to our Company; whether the transaction would impair the judgment of a Director or executive officer to act in the best interest of our Company; and any other relevant facts and circumstances. Transactions that are determined to be directly or indirectly material to our Company or a related person are disclosed in this Form 10-K/A. For the year ended December 31, 2019, there were no related party transactions to report.

DIRECTOR INDEPENDENCE
Our Board has adopted independence standards that meet or exceed the independence standards of the NYSE, including the enhanced independence requirements for audit and compensation committee members. In addition, as part of our independence standards, our Board has adopted categorical standards to assist it in evaluating the independence of each of its Directors. The categorical standards are intended to assist our Board in determining whether or not certain direct or indirect relationships between its Directors and our Company or its subsidiaries are “material relationships” for purposes of the NYSE independence standards. The categorical standards establish thresholds at which any relationships are deemed to be material.
In February 2020, the independence of each Director was reviewed, applying our independence standards. The review considered relationships and transactions between each Director and his or her immediate family and affiliates and our management and our independent registered public accounting firm. Based on this review, our Board affirmatively determined that the following Directors are independent: Mr. Espe, Mr. Griffin, Mr. Morgan, Mr. Raymund, Mr. Singleton, Mr. Sundaram, Ms. Thompson and Ms. Utter.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Independent Registered Public Accounting Firm Fees and Services
Aggregate fees for all professional services rendered to us by PricewaterhouseCoopers LLP for the years ended December 31, 2019 and 2018 were as follows:

(In millions)	2019	2018
Audit fees	$2.1	$2.1
Audit-related fees	—	$0.1
Tax fees
Compliance	$0.1	$0.1
Planning and consulting	—	—
Other fees	—	—
	$2.2	$2.3
The audit fees for the years ended December 31, 2019 and 2018 were for professional services rendered for the integrated audits of our consolidated financial statements and of our internal control over financial reporting, reviews of quarterly consolidated financial statements and statutory audits.
Tax compliance fees for the years ended December 31, 2019 and 2018 were for services related to the preparation and review of tax returns.
Audit Committee Pre-Approval Policies and Procedures
Our Audit Committee has the sole authority to pre-approve, and has policies and procedures that require the pre-approval by them of, all fees paid for services performed by our independent registered public accounting firm. At the beginning of each year, the Audit Committee approves the proposed services for the year, including the nature, type and scope of services and the related fees. Audit Committee pre-approval is also obtained for any other engagements that arise during the course of the year. During 2019 and 2018, all of the audit and non-audit services provided by PricewaterhouseCoopers LLP were pre-approved by the Audit Committee.

PART IV
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as a part of this report:
(1)
Financial Statements—All financial statements are omitted for the reason that they are not required or the information is otherwise supplied in Item 8. “Financial Statements and Supplementary Data” in the Original Form 10-K filed on February 24, 2020.

(2)	Financial Statement Schedules—None.
(3)	Exhibits—The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

EXHIBIT INDEX
Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated as of January 10, 2020, by and among WESCO International, Inc., Warrior Merger Sub, Inc. and Anixter International Inc. (incorporated by reference to Exhibit 2.1 to WESCO’s Current Report on Form 8-K, dated January 13, 2020)

3.1	Restated Certificate of Incorporation of WESCO International, Inc. (incorporated by reference to Exhibit 3.1 to WESCO’s Registration Statement on Form S-4, dated September 28, 2001 (No. 333-70404))

3.2
Certificate of Amendment of Certificate of Incorporation to Restated Certificate of Incorporation of WESCO International, Inc. (incorporated by reference to Exhibit 3.1 to WESCO’s Current Report on Form 8-K, dated May 29, 2014)

3.3
Form of Certificate of Designations with respect to the WESCO Series A Preferred Stock  (incorporated by reference to Exhibit 3.3 to WESCO’s Registration Statement on Form S-4, dated February 7, 2020 (No. 333-236307))

3.4	Amended and Restated By-Laws of WESCO International, Inc., effective as of May 29, 2014 (incorporated by reference to Exhibit 3.2 to WESCO’s Current Report on Form 8-K, dated May 29, 2014)

4.1
Form of Certificate of Designations with respect to the WESCO Series A Preferred Stock  (incorporated by reference to Exhibit 4.1 to WESCO’s Registration Statement on Form S-4/A, dated February 7, 2020 (No. 333-236307))

4.2
Form of Deposit Agreement, by and among WESCO, Computershare Inc. and Computershare Trust Company, N.A., acting jointly as the depositary, and the holders from time to time of the Depositary Receipts described therein (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to WESCO’s Registration Statement on Form S-4/A, dated March 4, 2020 (No. 333-236307))

4.3	Form of Depositary Receipt (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to WESCO’s Registration Statement on Form S-4/A, dated March 4, 2020 (No. 333-236307))

4.4
Indenture, dated November 26, 2013, among WESCO Distribution, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to WESCO’s Current Report on Form 8-K, dated November 27, 2013)

4.5	Form of 5.375% Unrestricted Note due 2021 (incorporated by reference to Exhibit A-2 to Exhibit 4.1 to WESCO’s Current Report on Form 8-K, dated November 27, 2013)

4.6
Indenture, dated June 15, 2016, among WESCO Distribution and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to WESCO’s Current Report on Form 8-K, dated June 15, 2016)

4.7	Form of 5.375% Unrestricted Note due 2024 (incorporated by reference to Exhibit A-2 to Exhibit 4.1 to WESCO’s Current Report on Form 8-K, dated June 15, 2016)

4.8†	Description of WESCO International, Inc.’s securities

10.1
1999 Deferred Compensation Plan for Non-Employee Directors, as amended and restated September 20, 2007 (incorporated by reference to Exhibit 10.5 to WESCO’s Annual Report on Form 10-K for the year ended December 31, 2011)

10.2	Form of Stock Appreciation Rights Agreement for Employees (incorporated by reference to Exhibit 10.7 to WESCO’s Annual Report on Form 10-K for the year ended December 31, 2011)

10.3	Form of Stock Appreciation Rights Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.3 to WESCO’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010)

10.4
Amended and Restated Employment Agreement, dated as of September 1, 2009, between WESCO International Inc. and John J. Engel (incorporated by reference to Exhibit 10.2 to WESCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009)

Exhibit No.	Description
10.5
Term Sheet, dated January 15, 2010, memorializing terms of employment of Diane Lazzaris by WESCO International, Inc. (incorporated by reference to Exhibit 10.28 to WESCO’s Annual Report on Form 10-K for the year ended December 31, 2009)

10.6	1999 Long-Term Incentive Plan, as restated effective as of May 30, 2013 (incorporated by reference to Appendix A to the Proxy Statement filed on Schedule 14A on April 16, 2013)

10.7	Form of Stock Appreciation Rights Agreement for Employees (incorporated by reference to Exhibit 10.33 to WESCO's Annual Report on Form 10-K for the year ended December 31, 2014)

10.8
Fourth Amended and Restated Receivables Purchase Agreement, dated as of September 24, 2015, by and among WESCO Receivables Corp., WESCO Distribution, Inc., the various Purchaser Groups from time to time party thereto and PNC Bank, National Association, as Administrator (incorporated by reference to Exhibit 10.2 to WESCO’s Current Report on Form 8-K, dated September 24, 2015)

10.9	Form of Non-Employee Director Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to WESCO’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016)

10.10
Form of Notice of Performance Share Award Under the WESCO International, Inc. 1999 Long-Term Incentive Plan, as amended May 30, 2013 (incorporated by reference to Exhibit 10.23 to WESCO's Annual Report on Form 10-K for the year ended December 31, 2015)

10.11
Form of Director and Officer Indemnification Agreement, entered among WESCO International, Inc. and certain of its executive officers and directors listed on a schedule attached thereto (incorporated by reference to Exhibit 10.24 to WESCO's Annual Report on Form 10-K for the year ended December 31, 2015)

10.12
First Amendment to Fourth Amended and Restated Receivables Purchase Agreement, dated as of December 18, 2015 (incorporated by reference to Exhibit 10.1 to WESCO’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016)

10.13
Second Amendment to Fourth Amended and Restated Receivables Purchase Agreement, dated as of April 19, 2016 (incorporated by reference to Exhibit 10.2 to WESCO’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016)

10.14
Third Amendment to Fourth Amended and Restated Receivables Purchase Agreement, dated as of May 10, 2016 (incorporated by reference to Exhibit 10.3 to WESCO’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016)

10.15
Fourth Amendment to Fourth Amended and Restated Receivables Purchase Agreement, dated as of May 27, 2016 (incorporated by reference to Exhibit 10.4 to WESCO’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016)

10.16
Term Sheet, dated October 6, 2016, memorializing terms of employment of David S. Schulz by WESCO International, Inc. (incorporated by reference to Exhibit 10.28 to WESCO’s Annual Report on Form 10-K for the year ended December 31, 2016)

10.17
Fifth Amendment to Fourth Amended and Restated Receivables Purchase Agreement, dated as of November 8, 2017 (incorporated by reference to Exhibit 10.1 to WESCO’s Current Report on Form 8-K, dated November 8, 2017)

10.18
Sixth Amendment to Fourth Amended and Restated Receivables Agreement, dated as of December 29, 2017 (incorporated by reference to Exhibit 10.22 to WESCO’s Annual Report on Form 10-K for the year ended December 31, 2017)

Exhibit No.	Description
10.19	Form of Non-Employee Director Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.23 to WESCO’s Annual Report on Form 10-K for the year ended December 31, 2017)

10.20	Form of Restricted Stock Unit Agreement for Employees (incorporated by reference to Exhibit 10.24 to WESCO’s Annual Report on Form 10-K for the year ended December 31, 2017)

10.21	Form of Stock Appreciation Rights Agreement for Employees (incorporated by reference to Exhibit 10.25 to WESCO’s Annual Report on Form 10-K for the year ended December 31, 2017)

10.22
Form of Notice of Performance Share Award Under the WESCO International, Inc. 1999 Long-Term Incentive Plan, as amended May 31, 2017 (incorporated by reference to Exhibit 10.26 to WESCO’s Annual Report on Form 10-K for the year ended December 31, 2017)

10.23	1999 Long-Term Incentive Plan, as restated effective as of May 31, 2017 (incorporated by reference to Appendix A to the Proxy Statement filed on Schedule 14A on April 17, 2017)

10.24
Term Sheet, dated December 4, 2015, memorializing terms of employment of Robert Minicozzi by WESCO International, Inc. (incorporated by reference to Exhibit 10.28 to WESCO’s Annual Report on Form 10-K for the year ended December 31, 2017)

10.25
Term Sheet, dated April 6, 2018, memorializing terms of employment of Christine Wolf by WESCO International, Inc. (incorporated by reference to Exhibit 10.1 to WESCO’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018)

10.26
Seventh Amendment to Fourth Amended and Restated Receivables Agreement, dated as of April 23, 2018 (incorporated by reference to Exhibit 10.1 to WESCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018)

10.27
Eighth Amendment to Fourth Amended and Restated Receivables Agreement, dated as of December 21, 2018 (incorporated by reference to Exhibit 10.30 to WESCO’s Annual Report on Form 10-K for the year ended December 31, 2018)

10.28
Voting and Support Agreement, dated January 10, 2020, between WESCO International, Inc. and the stockholders of Anixter International Inc. listed on Schedule A thereto (incorporated by reference to Exhibit 10.1 to WESCO’s Registration Statement on Form S-4, dated February 7, 2020 (No. 333-236307))

10.29
Term Sheet, dated September 25, 2019, memorializing terms of employment of Nelson Squires by WESCO International, Inc. (incorporated by reference to Exhibit 10.1 to WESCO’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2019)

10.30
Third Amended and Restated Credit Agreement, dated as of September 26, 2019 among WESCO Distribution, Inc., the other U.S. Borrowers party thereto, WESCO Distribution Canada LP, the other Canadian Borrowers party thereto, WESCO International, Inc., the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent (incorporated by reference to Exhibit 10.1 to WESCO’s Current Report on Form 8-K, dated September 30, 2019)

10.31
Ninth Amendment to Fourth Amended and Restated Receivables Purchase Agreement, dated as of September 26, 2019 (incorporated by reference to Exhibit 10.2 to WESCO’s Current Report on Form 8-K, dated September 30, 2019)

21.1†	Subsidiaries of WESCO International, Inc.

23.1†	Consent of Independent Registered Public Accounting Firm

31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act

31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act

Exhibit No.	Description
31.3*
Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to the Registrant’s Amendment No.1 to the Annual Report on Form 10-K/A for the year ended December 31, 2019

31.4*
Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to the Registrant’s Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended December 31, 2019

32.1†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

104	The cover page from this Amendment No. 1 on Form 10-K/A, formatted in Inline XBRL

*	Filed herewith.
†	Filed as an exhibit to the Original Form 10-K, filed on February 24, 2020.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 9, 2020.
WESCO INTERNATIONAL, INC.

By:	/s/ David S. Schulz
Name:	David S. Schulz
Title:	Senior Vice President and Chief
Financial Officer