Form 10-Q
period 2020-03-31
WESCO INTERNATIONAL INC
filed 2020-05-01
CIK 929008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 30, 2020, 41,873,053 shares of common stock, $0.01 par value, of the registrant were outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
The interim financial information required by this item is set forth in the unaudited Condensed Consolidated Financial Statements and Notes thereto in this Quarterly Report on Form 10-Q, as follows:

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except share data)
(unaudited)

	As of
Assets	March 31, 2020	December 31, 2019
Current assets:
Cash and cash equivalents	$342,560	$150,902
Trade accounts receivable, net of allowance for doubtful accounts of $25,260 and $25,443 in 2020 and 2019, respectively	1,214,331	1,187,359
Other accounts receivable	77,691	98,029
Inventories	950,521	1,011,674
Prepaid expenses and other current assets (Note 4)	192,375	92,447
Total current assets	2,777,478	2,540,411
Property, buildings and equipment, net of accumulated depreciation of $269,582 and $268,415 in 2020 and 2019, respectively	183,997	181,448
Operating lease assets	271,602	235,834
Intangible assets, net of accumulated amortization of $278,711 and $280,442 in 2020 and 2019, respectively	267,628	287,275
Goodwill	1,717,963	1,759,040
Other assets	12,288	13,627
Total assets	$5,230,956	$5,017,635
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$804,330	$830,478
Accrued payroll and benefit costs	28,940	49,508
Short-term debt	24,097	26,255
Current portion of long-term debt	379	430
Bank overdrafts	13,951	18,021
Other current liabilities	168,808	159,367
Total current liabilities	1,040,505	1,084,059
Long-term debt, net of debt issuance costs of $8,211 and $8,876 in 2020 and 2019, respectively	1,542,602	1,257,067
Operating lease liabilities	213,172	179,830
Deferred income taxes	146,977	146,617
Other noncurrent liabilities	85,574	91,391
Total liabilities	$3,028,830	$2,758,964
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $.01 par value; 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 210,000,000 shares authorized, 59,381,958 and 59,308,018 shares issued and 41,873,053 and 41,797,093 shares outstanding in 2020 and 2019, respectively	594	593
Class B nonvoting convertible common stock, $.01 par value; 20,000,000 shares authorized, 4,339,431 issued and no shares outstanding in 2020 and 2019, respectively	43	43
Additional capital	1,041,637	1,039,347
Retained earnings	2,565,597	2,530,429
Treasury stock, at cost; 21,848,336 and 21,850,356 shares in 2020 and 2019, respectively	(937,078)	(937,157)
Accumulated other comprehensive loss	(461,623)	(367,772)
Total WESCO International, Inc. stockholders' equity	2,209,170	2,265,483
Noncontrolling interests	(7,044)	(6,812)
Total stockholders’ equity	2,202,126	2,258,671
Total liabilities and stockholders’ equity	$5,230,956	$5,017,635
The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
(In thousands of dollars, except per share data)
(unaudited)

	Three Months Ended
	March 31
	2020	2019
Net sales (Note 3)	1,968,647	1,961,267
Cost of goods sold (excluding depreciation and amortization)	1,592,249	1,578,771
Selling, general and administrative expenses	299,392	296,528
Depreciation and amortization	16,093	15,242
Income from operations	60,913	70,726
Net interest and other	16,472	17,120
Income before income taxes	44,441	53,606
Provision for income taxes	10,266	11,656
Net income	34,175	41,950
Less: Net loss attributable to noncontrolling interests	(232)	(419)
Net income attributable to WESCO International, Inc.	$34,407	$42,369
Other comprehensive income (loss):
Foreign currency translation adjustments	(93,851)	22,517
Comprehensive (loss) income attributable to WESCO International, Inc.	$(59,444)	$64,886

Earnings per share attributable to WESCO International, Inc.
Basic	$0.82	$0.94
Diluted	$0.82	$0.93

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(unaudited)

	Three Months Ended
	March 31
	2020	2019
Operating activities:
Net income	$34,175	$41,950
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,093	15,242
Deferred income taxes	1,979	893
Other operating activities, net	1,760	5,961
Changes in assets and liabilities:
Trade accounts receivable, net	(53,944)	(76,696)
Other accounts receivable	19,236	22,425
Inventories	37,807	(40,768)
Prepaid expenses and other assets	(3,125)	15,074
Accounts payable	(10,858)	68,085
Accrued payroll and benefit costs	(18,973)	(27,851)
Other current and noncurrent liabilities	7,378	4,554
Net cash provided by operating activities	31,528	28,869

Investing activities:
Capital expenditures	(15,762)	(10,828)
Acquisition payments (Note 4)	(100,000)	(27,742)
Other investing activities	5,497	53
Net cash used in investing activities	(110,265)	(38,517)

Financing activities:
Repayments of short-term debt, net	(383)	(28,414)
Proceeds from issuance of long-term debt	585,511	423,666
Repayments of long-term debt	(300,511)	(377,825)
Repurchases of common stock (Note 7)	(1,566)	(2,572)
Other financing activities, net	(4,360)	4,391
Net cash provided by financing activities	278,691	19,246

Effect of exchange rate changes on cash and cash equivalents	(8,296)	159

Net change in cash and cash equivalents	191,658	9,757
Cash and cash equivalents at the beginning of period	150,902	96,343
Cash and cash equivalents at the end of period	$342,560	$106,100
Supplemental disclosures:
Cash paid for interest	$4,029	$4,583
Cash paid for income taxes	$6,245	$5,018
Right-of-use assets obtained in exchange for new operating lease liabilities	$57,185	$8,092

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands of dollars)
(unaudited)

										Accumulated Other
			Class B			Retained				Comprehensive
	Common Stock		Common Stock		Additional	Earnings	Treasury Stock		Noncontrolling	Income
	Amount	Shares	Amount	Shares	Capital	(Deficit)	Amount	Shares	Interests	(Loss)
Balance, December 31, 2019	$593	59,308,018	$43	4,339,431	$1,039,347	$2,530,429	$(937,157)	(21,850,356)	$(6,812)	$(367,772)
Exercise of stock-based awards	1	105,620			(39)		79	2,020
Stock-based compensation expense					4,626
Tax withholding related to vesting of restricted stock units and retirement of common stock	—	(31,680)			(2,297)	761
Noncontrolling interests									(232)
Net income attributable to WESCO						34,407
Translation adjustments										(93,851)
Balance, March 31, 2020	$594	59,381,958	$43	4,339,431	$1,041,637	$2,565,597	$(937,078)	(21,848,336)	$(7,044)	$(461,623)

										Accumulated Other
			Class B			Retained				Comprehensive
	Common Stock		Common Stock		Additional	Earnings	Treasury Stock		Noncontrolling	Income
	Amount	Shares	Amount	Shares	Capital	(Deficit)	Amount	Shares	Interests	(Loss)
Balance, December 31, 2018	$592	59,157,696	$43	4,339,431	$993,666	$2,307,462	$(758,018)	(18,391,042)	$(5,584)	$(408,435)
Exercise of stock-based awards	1	156,760			(90)		(54)	(184)
Stock-based compensation expense					4,665
Repurchases of common stock					19,144		(19,144)	(365,272)
Tax withholding related to vesting of restricted stock units and retirement of common stock	—	(42,564)			(1,822)	(531)
Noncontrolling interests									(419)
Net income attributable to WESCO						42,369
Translation adjustments										22,517
Balance, March 31, 2019	$593	59,271,892	$43	4,339,431	$1,015,563	$2,349,300	$(777,216)	(18,756,498)	$(6,003)	$(385,918)
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
2. ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements of WESCO have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). The unaudited condensed consolidated financial information should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in WESCO’s 2019 Annual Report on Form 10-K as filed with the SEC on February 24, 2020. The Condensed Consolidated Balance Sheet at December 31, 2019 was derived from the audited Consolidated Financial Statements as of that date, but does not include all of the disclosures required by accounting principles generally accepted in the United States of America.
The unaudited Condensed Consolidated Balance Sheet as of March 31, 2020, the unaudited Condensed Consolidated Statements of Income and Comprehensive Income (Loss), the unaudited Condensed Consolidated Statements of Stockholders' Equity, and the unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019, respectively, in the opinion of management, have been prepared on the same basis as the audited Consolidated Financial Statements and include all adjustments necessary for the fair statement of the results of the interim periods presented herein. All adjustments reflected in the unaudited condensed consolidated financial information are of a normal recurring nature unless indicated. The results for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.
Reclassifications
The Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2019 includes certain reclassifications to previously reported amounts to conform to the current period presentation.
Recently Adopted Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced new guidance for the accounting for credit losses on certain financial instruments. The Company adopted this ASU effective January 1, 2020. The adoption of this new credit loss guidance did not have a material impact on the unaudited condensed consolidated financial statements and notes thereto presented herein, and WESCO does not expect it to have a material impact on its financial position or results of operation on an ongoing basis.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which amends the disclosure requirements for recurring and nonrecurring fair value measurements by removing, modifying and adding certain disclosures. The Company adopted this ASU in the first quarter of 2020. The adoption of this guidance did not have an impact on the unaudited condensed consolidated financial statements and notes thereto presented herein.
Recently Issued Accounting Pronouncements
In August 2018, the FASB issued ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans, which amends the disclosure requirements for all employers that sponsor defined benefit pension and other post retirement plans by removing and adding certain disclosures. The amendments in this ASU are effective for fiscal years ending after December 15, 2020. Early adoption is permitted. Management does not expect the adoption of this accounting standard to have a material impact on its condensed consolidated financial statements and notes thereto.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which removes certain exceptions to the general principles of Accounting Standards Codification Topic 740, Income Taxes, and simplifies other aspects of accounting for income taxes. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption. Management does not expect the adoption of this accounting standard to have a material impact on its condensed consolidated financial statements and notes thereto.
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
The following tables disaggregate WESCO’s revenue by end market and geography:

	Three Months Ended
	March 31
(In thousands)	2020	2019
Industrial	$702,214	$736,906
Construction	636,503	633,288
Utility	340,945	308,269
Commercial, Institutional and Government	288,985	282,804
Total by end market	$1,968,647	$1,961,267

	Three Months Ended
	March 31
(In thousands)	2020	2019
United States	$1,478,491	$1,460,991
Canada	377,419	384,596
Other International	112,737	115,680
Total by geography	$1,968,647	$1,961,267

In accordance with certain contractual arrangements, WESCO receives payment from its customers in advance and recognizes such payment as deferred revenue. Revenue for advance payment is recognized when the performance obligation has been satisfied and control has transferred to the customer, which is generally upon shipment. Deferred revenue is usually recognized within a year or less from the date of the customer’s advance payment. At March 31, 2020 and December 31, 2019, $9.9 million and $12.3 million, respectively, of deferred revenue was recorded as a component of other current liabilities in the Condensed Consolidated Balance Sheets.
WESCO’s revenues are adjusted for variable consideration, which includes customer volume rebates, returns, and discounts. WESCO measures variable consideration by estimating expected outcomes using analysis and inputs based upon anticipated performance, historical data, as well as current and forecasted information. Measurement and recognition of variable consideration is reviewed by management on a monthly basis and revenue is adjusted accordingly. Variable consideration reduced revenue for the three months ended March 31, 2020 and 2019 by approximately $23.3 million and $25.5 million, respectively.
Shipping and handling costs are recognized in net sales when they are billed to the customer. These costs are recognized as a component of selling, general and administrative expenses when WESCO does not bill the customer. WESCO has elected to recognize shipping and handling costs as a fulfillment cost. Shipping and handling costs recorded as a component of selling,

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

general and administrative expenses totaled $18.0 million and $17.0 million for the three months ended March 31, 2020 and 2019, respectively.
4. ACQUISITIONS
The following table sets forth the consideration paid for acquisitions:

Three Months Ended
March 31
2019
(In thousands)
Fair value of assets acquired	$34,812
Fair value of liabilities assumed	7,070
Cash paid for acquisitions	$27,742

Sylvania Lighting Services Corp.
On March 5, 2019, WESCO Distribution, Inc. ("WESCO Distribution"), through its WESCO Services, LLC subsidiary, acquired certain assets and assumed certain liabilities of Sylvania Lighting Services Corp. ("SLS"). Headquartered in Wilmington, Massachusetts, SLS offers a full spectrum of energy-efficient lighting upgrade, retrofit, and renovation solutions with annual sales of approximately $100 million and approximately 220 employees across the U.S. and Canada. WESCO Distribution funded the purchase price paid at closing with borrowings under its accounts receivable securitization facility. The purchase price was allocated to the respective assets and liabilities based upon their estimated fair values as of the acquisition date, resulting in goodwill of $11.6 million, which is deductible for tax purposes.
Anixter International Inc.
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
At the effective time of the Merger, each outstanding share of Anixter common stock will be converted into the right to receive (i) $70.00 in cash, without interest, which amount may be increased by up to $2.82 per Anixter common share at closing, based on the volume-weighted average trading price of WESCO International common stock on the New York Stock Exchange during a specified period prior to closing, and subject to further adjustment as set forth in the Merger Agreement (the “cash consideration”), (ii) 0.2397 shares of WESCO International common stock, subject to adjustment as set forth in the Merger Agreement (the “common stock consideration”), and (iii) 0.6356 depositary shares, each share representing a 1/1,000th interest in a share of newly issued WESCO International Series A fixed-rate reset cumulative perpetual preferred stock, $25,000 stated amount per whole preferred share, subject to adjustment as set forth in the Merger Agreement (the “preferred stock consideration” and, together with the cash consideration and the common stock consideration, (the “Merger Consideration”), in each case less any applicable withholding taxes. Based on the closing price of WESCO International common stock and the liquidation preference of the WESCO International Series A preferred stock underlying the preferred stock consideration, and giving effect to the downside protection described above, the implied value of the per share Merger Consideration was: (i) $100.00, on January 10, 2020, the last full trading day before the public announcement of the merger and (ii) $94.91, on April 30, 2020, the most recent practicable date prior to the date of this filing.
Concurrently with the execution of the Merger Agreement, WESCO paid to entities affiliated with Clayton, Dubilier & Rice, LLC (“CD&R”), on behalf of Anixter, a termination fee of $100 million that was required to terminate Anixter’s then-existing merger agreement with CD&R. As of March 31, 2020, the termination fee is recorded on the balance sheet as a component of prepaid expenses and other current assets. Upon consummation of the Merger with Anixter, the $100 million termination fee will be accounted for as a portion of the Merger Consideration paid to the stockholders of Anixter.
The closing of the Merger is subject to the satisfaction or waiver of customary conditions to closing, including the approval or clearance, or the expiration, termination or waiver of the waiting periods under various antitrust laws. As of the date hereof, clearance under the antitrust laws of Canada remains outstanding. Notification of the Merger was filed in Canada on February 27, 2020 and, on April 14, 2020, the Canadian Commissioner of Competition issued a Supplementary Information Request seeking additional information with respect to the Merger and the businesses of Anixter and WESCO. Notification of the

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

Merger was filed in Mexico on February 10, 2020, and approval was received on April 30, 2020. Approval or clearance has previously been received under the antitrust laws of the United States, Russia and Turkey. WESCO, Anixter and Merger Sub have also filed notifications seeking approval under the antitrust laws of Chile (filed on February 20, 2020), but the receipt of approval in Chile is not a condition to the closing of the Merger. WESCO and Anixter expect to complete the Merger in the second or third calendar quarter of 2020.
5. GOODWILL
The following table sets forth the changes in the carrying value of goodwill:

Three Months Ended
March 31
(In thousands)	2020
Beginning balance January 1	$1,759,040
Foreign currency exchange rate changes	(46,894)
Adjustments to goodwill for acquisitions(1)	5,817
Ending balance March 31	$1,717,963
(1) Adjustments to goodwill resulted from the final allocation of the purchase price paid for SLS, as described in Note 4, to the respective assets acquired and liabilities assumed.
Certain triggering events occurred during the first quarter of 2020, including the effect of the ongoing macroeconomic disruption and uncertainty caused by a novel coronavirus disease (“COVID-19”) pandemic, as well as the decline in our share price and market capitalization, both of which could indicate that the carrying value of goodwill and indefinite-lived intangible assets may not be recoverable. Accordingly, we performed an interim test for impairment. We tested for goodwill impairment on a reporting unit level and the evaluation involved comparing the fair value of each reporting unit to its carrying value. The fair values of our reporting units were determined using a combination of a discounted cash flow analysis and market multiples. We evaluated the recoverability of indefinite-lived intangible assets using the relief-from-royalty method based on projected financial information. Goodwill and indefinite-lived trademarks totaled $1.8 billion and $1.9 billion as of March 31, 2020 and December 31, 2019, respectively.
There were no impairment losses identified as a result of our interim test. Two of our reporting units with goodwill of $261.3 million and $524.9 million, respectively, had estimated fair values that exceeded their respective carrying values by less than 5%. The determination of fair value of our reporting units involves significant management judgment, particularly as it relates to the underlying assumptions and factors around our expected operating margins and discount rate. In performing our quantitative assessments, we used expected operating margins supported by a combination of historical results, current forecasts, market data and recent economic events. We used a discount rate that reflects marketplace participants' cost of capital.
The determination of fair value involves significant management judgment and management applies its best judgment when assessing the reasonableness of financial projections. Fair values are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the interim goodwill and indefinite-lived intangible impairment tests will prove to be accurate predictions of future results.
6. STOCK-BASED COMPENSATION
WESCO’s stock-based employee compensation plans are comprised of stock-settled stock appreciation rights, restricted stock units and performance-based awards. Compensation cost for all stock-based awards is measured at fair value on the date of grant and compensation cost is recognized, net of estimated forfeitures, over the service period for awards expected to vest. The fair value of stock-settled stock appreciation rights is determined using the Black-Scholes model. The fair value of restricted stock units and performance-based awards with performance conditions is determined by the grant-date closing price of WESCO’s common stock. The forfeiture assumption is based on WESCO’s historical employee behavior that is reviewed on an annual basis. No dividends are assumed. For stock-settled stock appreciation rights that are exercised and for restricted stock units and performance-based awards that vest, shares are issued out of WESCO's outstanding common stock.
Stock-settled stock appreciation rights vest ratably over a three-year period and terminate on the tenth anniversary of the grant date unless terminated sooner under certain conditions. Vesting of restricted stock units is based on a minimum time period of three years. Vesting of performance-based awards is based on a three-year performance period, and the number of

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

shares earned, if any, depends on the attainment of certain performance levels. Outstanding awards would vest upon the consummation of a change in control transaction and performance-based awards would vest at the target level.
Performance-based awards granted in 2020 and 2019 were based on two equally-weighted performance measures: the three-year average growth rate of WESCO's net income and the three-year cumulative return on net assets. Performance-based awards granted in 2018 were based on two equally-weighted performance measures: the three-year average growth rate of the Company’s fully diluted earnings per share and the three-year cumulative return on net assets.
During the three months ended March 31, 2020 and 2019, WESCO granted the following stock-settled stock appreciation rights, restricted stock units and performance-based awards at the following weighted-average fair values:

	Three Months Ended
	March 31, 2020	March 31, 2019
Stock-settled stock appreciation rights granted	262,091	213,618
Weighted-average fair value	$13.86	$16.36

Restricted stock units granted	211,450	175,544
Weighted-average fair value	$48.32	$54.64

Performance-based awards granted	158,756	126,874
Weighted-average fair value	$48.67	$54.64
The fair value of stock-settled stock appreciation rights was estimated using the following weighted-average assumptions:

	Three Months Ended
	March 31, 2020	March 31, 2019
Risk free interest rate	1.4%	2.5%
Expected life (in years)	5	5
Expected volatility	30%	29%
The risk-free interest rate is based on the U.S. Treasury Daily Yield Curve as of the grant date. The expected life is based on historical exercise experience and the expected volatility is based on the volatility of the Company's daily stock prices over a five-year period preceding the grant date.
The following table sets forth a summary of stock-settled stock appreciation rights and related information for the three months ended March 31, 2020:

	Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2019	2,337,049	$59.72
Granted	262,091	48.32
Exercised	(6,589)	42.12
Forfeited	(24,273)	65.33
Outstanding at March 31, 2020	2,568,278	58.54	5.7	$—
Exercisable at March 31, 2020	2,027,915	$59.84	4.9	$—

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The following table sets forth a summary of time-based restricted stock units and related information for the three months ended March 31, 2020:

	Awards	Weighted- Average Fair Value
Unvested at December 31, 2019	363,729	$60.00
Granted	211,450	48.32
Vested	(78,007)	70.07
Forfeited	(6,755)	61.67
Unvested at March 31, 2020	490,417	$53.38
The following table sets forth a summary of performance-based awards for the three months ended March 31, 2020:

	Awards	Weighted- Average Fair Value
Unvested at December 31, 2019	195,305	$60.24
Granted	158,756	48.67
Vested	(25,909)	78.04
Forfeited	(20,538)	71.47
Unvested at March 31, 2020	307,614	$52.60
Vesting of the 307,614 shares of performance-based awards in the table above is dependent upon the achievement of certain performance targets, including 134,010 that are dependent upon the three-year average growth rate of WESCO's net income, 19,797 that are dependent upon the three-year average growth rate of the Company's fully diluted earnings per share, and 153,807 that are based upon the three-year cumulative return on net assets. These awards are accounted for as awards with performance conditions; compensation cost is recognized over the performance period based upon WESCO's determination of whether it is probable that the performance targets will be achieved.
WESCO recognized $4.6 million and $4.7 million of non-cash stock-based compensation expense, which is included in selling, general and administrative expenses, for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, there was $35.9 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements for all awards previously made, of which approximately $14.3 million is expected to be recognized over the remainder of 2020, $13.4 million in 2021, $7.4 million in 2022 and $0.8 million in 2023.
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The following table sets forth the details of basic and diluted earnings per share:

	Three Months Ended
	March 31
(In thousands, except per share data)	2020	2019
Net income attributable to WESCO International	$34,407	$42,369
Weighted-average common shares outstanding used in computing basic earnings per share	41,837	45,076
Common shares issuable upon exercise of dilutive equity awards	238	415
Weighted-average common shares outstanding and common share equivalents used in computing diluted earnings per share	42,075	45,491
Earnings per share attributable to WESCO International
Basic	$0.82	$0.94
Diluted	$0.82	$0.93
For the three months ended March 31, 2020 and 2019, the computation of diluted earnings per share attributable to WESCO International excluded approximately 2.3 million and 1.8 million of stock-based awards, respectively. These amounts were excluded because their effect would have been antidilutive.
In December 2017, the Company's Board of Directors authorized the repurchase of up to $300 million of the Company's common stock through December 31, 2020. In October 2018, the Board approved an increase to this repurchase authorization from $300 million to $400 million.
On November 6, 2018, the Company entered into an accelerated stock repurchase agreement with a financial institution to repurchase shares of its common stock. In exchange for an up-front cash payment of $100.0 million, the Company received a total of 1,953,167 shares, 365,272 of which were received during the three months ended March 31, 2019. WESCO funded the repurchase with borrowings under its accounts receivable securitization and revolving credit facilities.
The total number of shares ultimately delivered under an accelerated stock repurchase transaction is determined by the average of the volume-weighted-average price of the Company's common stock for each exchange business day during the respective settlement valuation periods. For purposes of computing earnings per share for the three months ended March 31, 2019, share repurchases have been reflected as a reduction to common shares outstanding on the respective delivery dates.
8. EMPLOYEE BENEFIT PLANS
A majority of WESCO’s employees are covered by defined contribution retirement savings plans for their services rendered subsequent to WESCO’s formation. WESCO also offers a deferred compensation plan for select individuals. For U.S. participants, WESCO matches contributions made by employees at an amount equal to 50% of participants' total monthly contributions up to a maximum of 6% of eligible compensation. For Canadian participants, WESCO makes contributions in amounts ranging from 3% to 5% of participants' eligible compensation based on years of continuous service. WESCO may also make, subject to the Board of Directors' approval, a discretionary contribution to the defined contribution retirement savings plan covering U.S. participants if certain predetermined profit levels are attained. For the three months ended March 31, 2020 and 2019, WESCO incurred charges of $2.8 million and $12.6 million, respectively, for all such plans. Contributions are made in cash to employee retirement savings plan accounts. The deferred compensation plan is an unfunded plan. As of March 31, 2020 and December 31, 2019, the Company's obligation under the deferred compensation plan was $21.9 million and $25.2 million, respectively. Employees have the option to transfer balances allocated to their accounts in the defined contribution retirement savings plan and the deferred compensation plan into any of the available investment options.
The Company sponsors a contributory defined benefit plan covering substantially all Canadian employees of EECOL and a Supplemental Executive Retirement Plan for certain executives of EECOL. During the three months ended March 31, 2020, the Company made aggregate cash contributions of $1.0 million to its defined benefit plans.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The following table sets forth the components of net periodic benefit costs for the defined benefit plans:

	Three Months Ended
	March 31
(In thousands)	2020	2019
Service cost	$1,309	$1,149
Interest cost	1,037	1,089
Expected return on plan assets	(1,614)	(1,422)
Recognized actuarial gain	27	(16)
Net periodic benefit cost	$759	$800
The service cost of $1.3 million and $1.1 million for the three months ended March 31, 2020 and 2019, respectively, was reported as a component of selling, general and administrative expenses. The other components of net periodic benefit cost totaling a net benefit of $0.6 million and $0.3 million for the three months ended March 31, 2020 and 2019, respectively, were presented as a component of net interest and other.
9. FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, bank overdrafts, and outstanding indebtedness. The Company's outstanding indebtedness includes $500 million in aggregate principal amount of 5.375% Senior Notes due 2021 and $350 million in aggregate principal amount of 5.375% Senior Notes due 2024. With the exception of these debt instruments, the carrying values of the Company's financial instruments approximate fair value.
The following table sets forth WESCO's debt instruments that were not carried at fair value as of March 31, 2020 and December 31, 2019:

	As of
	March 31, 2020		December 31, 2019
(In thousands)	Fair Value	Carrying Amount	Fair Value	Carrying Amount
5.375% Senior Notes due 2021	$458,170	$500,000	$502,895	$500,000
5.375% Senior Notes due 2024	295,358	350,000	363,269	350,000

The Company uses a market approach to determine the fair value of its debt instruments, utilizing quoted prices in active markets, interest rates and other relevant information generated by market transactions involving similar instruments. Therefore, the inputs used to measure the fair value of the Company's debt instruments are classified as Level 2 within the fair value hierarchy. Changes in the fair value of the Company's debt instruments was effected by the current economic and financial market environment.
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
In an effort to expand the Company's footprint in the Middle East, WESCO has been doing business since 2009 with WESTEC Supplies General Trading (“WESTEC”), an industrial equipment supplier headquartered in the United Arab Emirates. WESTEC has debt facilities comprised of a $5.8 million term loan and a $1.0 million line of credit to support its working capital requirements and joint sales efforts with WESCO. Due to the nature of WESCO’s arrangement with WESTEC, WESCO has provided a standby letter of credit under its revolving credit facility of up to $7.3 million as security for WESTEC’s debt facilities. As of March 31, 2020, WESTEC had outstanding indebtedness totaling $6.0 million. Management

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

currently believes the estimated fair value of the noncontingent guarantee on the outstanding indebtedness is nominal and therefore a liability has not been recorded as of March 31, 2020.
11. INCOME TAXES
The effective tax rate for the three months ended March 31, 2020 and 2019 was 23.1% and 21.7%, respectively. WESCO’s effective tax rate is typically impacted by the tax effect of intercompany financing, foreign tax rate differences, nondeductible expenses and state income taxes. The effective tax rate for the three months ended March 31, 2020 is higher than the prior period primarily due to discrete income tax expense related to stock-based awards. There have been no material adjustments to liabilities for uncertain tax positions since the last annual disclosure for the year ended December 31, 2019.
12. SUBSEQUENT EVENTS
On April 30, 2020, in connection with WESCO’s previously announced Merger with Anixter, WESCO announced that its wholly owned subsidiary, WESCO Distribution, has commenced (a) offers to purchase for cash any and all of Anixter Inc.’s, (a wholly owned subsidiary of Anixter), outstanding (i) 5.50% Senior Notes due 2023, $350,000,000 aggregate principal amount, and (ii) 6.00% Senior Notes due 2025, $250,000,000 aggregate principal amount (collectively, the “Anixter Notes,” and such offers, the “Offers”) and (b) solicitations of consents from the holders of each series of these existing Anixter Notes to amend the relevant indentures to eliminate certain of the covenants, restrictive provisions, events of default and related provisions therein and exclude the Merger from the change in control provision. Among other conditions, the Offers are conditioned upon the substantially concurrent or prior closing of the Merger.
Concurrent with WESCO’s Offers, Anixter announced that Anixter Inc. has commenced solicitations of consents from the holders of each series of the Anixter Notes to amend the relevant indentures to, among other things, exclude the Merger from the change in control provision (the “Anixter Consent Solicitations”) in return for the payment of a consent fee (the “Consent Fee”). Holder of Anixter Notes have the option to participate in either the Offers or the Anixter Consent Solicitations, but not both. In certain circumstances, consents delivered in connection with the Offers may be aggregated with those delivered in connection with the Anixter Consent Solicitations.
Subject to the terms and conditions of the Offer to Purchase and Consent Solicitation Statement, dated April 30, 2020 (the “Offer to Purchase”), payment of the Offer consideration or the Consent Fee, as applicable, is expected to occur at or immediately following the closing of the Merger. Additional information with respect to the Offers and the Anixter Consent Solicitations is included in WESCO’s Current Report on Form 8-K, filed with the SEC on April 30, 2020. Holders of Anixter Notes should also read the Offer to Purchase (and the documents incorporated by reference therein) carefully and in their entirety before making any decision with respect to a tender of Anixter Notes pursuant to the Offers or the Anixter Consent Solicitations, because they contain important information.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with the information in the unaudited condensed consolidated financial statements and notes thereto included herein and WESCO International, Inc.’s audited Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in its 2019 Annual Report on Form 10-K. The matters discussed herein may contain forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from expectations. Certain of these risks are set forth in WESCO International, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as well as WESCO International, Inc.’s other reports filed with the Securities and Exchange Commission.
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
We serve approximately 70,000 active customers globally through approximately 500 branches primarily located in North America, with operations in 16 additional countries and 11 distribution centers located in the United States and Canada. We employ approximately 9,500 employees worldwide. We distribute over 1,000,000 products, grouped into six categories, from approximately 30,000 suppliers, utilizing a highly automated, proprietary electronic procurement and inventory replenishment system.
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
Our financial results for the first three months of 2020 reflect net sales growth through the first ten weeks of the quarter, offset by declines during the last two weeks of March, as well as the uncertain operating environment caused by the COVID-19 virus. Net sales increased $7.4 million, or 0.4%, over the same period last year. Cost of goods sold as a percentage of net sales was 80.9% and 80.5% for the first three months of 2020 and 2019, respectively. Selling, general and administrative ("SG&A") expenses as a percentage of net sales were 15.2% and 15.1% for the first three months of 2020 and 2019, respectively. Operating profit was $60.9 million for the current three month period, compared to $70.7 million for the first three months of 2019. Adjusted for $4.6 million of transaction costs related to our merger with Anixter, operating profit was $65.5 million for the first quarter of 2020. Net income attributable to WESCO International for the three months ended March 31, 2020 and 2019 was $34.4 million and $42.4 million, respectively. Earnings per diluted share for the first quarter of 2020 was $0.82, based on 42.1 million diluted shares, compared to $0.93 for the first quarter of 2019, based on 45.5 million diluted shares. Adjusted earnings per diluted share for the first quarter of 2020 was $0.91.
We have been and will continue to take the appropriate actions in response to the COVID-19 virus. Our top priority is the health and safety of our employees. The products and services that we provide are integral to the daily operations of our essential business customers, and as such, we are performing essential activities necessary to manage basic operations in the midst of the pandemic. To date, our branch locations have remained operational consistent with existing governmental and public health authority directives. We have taken actions to reduce costs consistent with the expected decline in demand. We will work to prepare our business to respond to the needs of our customers as demand recovers, which we believe could occur in the second half of this year.
Certain triggering events occurred during the first quarter of 2020, including the effect of the ongoing macroeconomic disruption and uncertainty caused by the COVID-19 pandemic, as well as the decline in our share price and market capitalization, both of which could indicate that the carrying value of goodwill and indefinite-lived intangible assets may not be recoverable. Accordingly, we performed an interim test for impairment. We tested for goodwill impairment on a reporting unit level and the evaluation involved comparing the fair value of each reporting unit to its carrying value. The fair values of our reporting units were determined using a combination of a discounted cash flow analysis and market multiples. We evaluated the recoverability of indefinite-lived intangible assets using the relief-from-royalty method based on projected financial information. As of March 31, 2020 and December 31, 2019, goodwill and indefinite-lived trademarks totaled $1.8 billion and $1.9 billion, respectively.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

There were no impairment losses identified as a result of our interim test. Two of our reporting units with goodwill of $261.3 million and $524.9 million, respectively, had estimated fair values that exceeded their respective carrying values by less than 5%. The determination of fair value of our reporting units involves significant management judgment, particularly as it relates to the underlying assumptions and factors around our expected operating margins and discount rate. In performing our quantitative assessments, we used expected operating margins supported by a combination of historical results, current forecasts, market data and recent economic events. We used a discount rate that reflects marketplace participants' cost of capital.
Although we applied our best judgment assessing the reasonableness of the financial projections used to estimate the fair value of our reporting units, there is significant uncertainty surrounding the current macroeconomic environment and conditions in the markets in which we operate. A sustained decline in our share price and market capitalization, or any further economic deterioration that could cause our financial performance to fall below our current expectations, could increase the likelihood that the fair values of our reporting units are less than their carrying values, resulting in an impairment of goodwill and indefinite-lived intangible assets in a future period. As a result, there can be no assurance that the estimates and assumptions made for purposes of the interim goodwill and indefinite-lived intangible impairment tests will prove to be an accurate prediction of future results.
Cash Flow
We generated $31.5 million of operating cash flow for the first three months of 2020. Investing activities included the $100.0 million termination fee associated with the acquisition of Anixter, as described in Note 5 of our Notes to the unaudited Condensed Consolidated Financial Statements, and $15.8 million of capital expenditures. Financing activities were comprised of borrowings and repayments of $360.5 million and $260.5 million, respectively, related to our revolving credit facility (the "Revolving Credit Facility"), as well as borrowings and repayments of $225.0 million and $40.0 million, respectively, related to our accounts receivable securitization facility (the “Receivables Facility”). Financing activities for the first three months of 2020 also included net repayments related to our various international lines of credit of approximately $0.4 million.
Financing Availability
As of March 31, 2020, we had $446.6 million in total available borrowing capacity under our Revolving Credit Facility, which was comprised of $231.3 million of availability under the U.S. sub-facility and $215.3 million of availability under the Canadian sub-facility. We had no borrowing capacity available under our Receivables Facility. The Revolving Credit Facility and the Receivables Facility mature in September 2024 and September 2022, respectively.
Critical Accounting Policies and Estimates
Effective January 1, 2020, we adopted Accounting Standards Update (ASU) 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. See Note 2 of our Notes to the unaudited Condensed Consolidated Financial Statements for information regarding our significant accounting policies.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Results of Operations
First Quarter of 2020 versus First Quarter of 2019
The following table sets forth the percentage relationship to net sales of certain items in our Condensed Consolidated Statements of Income and Comprehensive Income (Loss) for the periods presented:

	Three Months Ended
	March 31
	2020	2019
Net sales	100.0%	100.0%
Cost of goods sold (excluding depreciation and amortization)	80.9	80.5
Selling, general and administrative expenses	15.2	15.1
Depreciation and amortization	0.8	0.8
Income from operations	3.1	3.6
Net interest and other	0.8	0.8
Income before income taxes	2.3	2.8
Provision for income taxes	0.5	0.6
Net income attributable to WESCO International	1.8%	2.2%
Net sales were $2.0 billion for the first quarter of 2020 and 2019. Organic sales for the first quarter of 2020 declined by 1.7% as the number of workdays and acquisitions positively impacted net sales by 1.6% and 0.5%, respectively. Net sales growth through the first ten weeks of the quarter were offset by declines during the last two weeks of March.
The following table sets forth organic sales growth for the period presented:

Three Months Ended
March 31, 2020
Change in net sales	0.4%
Impact from acquisitions	0.5%
Impact from foreign exchange rates	—%
Impact from number of workdays	1.6%
Organic sales growth	(1.7)%
Note: Organic sales growth is a non-GAAP financial measure of sales performance. Organic sales growth is calculated by deducting the percentage impact from acquisitions in the first year of ownership, foreign exchange rates and number of workdays from the overall percentage change in consolidated net sales.
Cost of goods sold for the first quarter of 2020 and 2019 was $1.6 billion. As a percentage of net sales, cost of goods sold was 80.9% and 80.5%, respectively.
SG&A expenses for the first quarter of 2020 totaled $299.4 million versus $296.6 million for the first quarter of 2019. As a percentage of net sales, SG&A expenses were 15.2% and 15.1%, respectively. The increase in SG&A expenses reflects transaction costs related to our merger with Anixter of $4.6 million, partially offset by lower payroll expenses. Adjusted for these costs, SG&A expenses were $294.8 million, or 15.0% of net sales, for the first quarter of 2020.
SG&A payroll expenses for the first quarter of 2020 of $203.6 million decreased by $3.0 million compared to the same period in 2019 primarily due to lower variable compensation expense and benefit costs.
Depreciation and amortization for the first quarter of 2020 and was $16.1 million, compared to $15.2 million for the first quarter of 2019.
Net interest and other totaled $16.5 million for the first quarter of 2020, compared to $17.1 million for the first quarter of 2019. Net interest and other for the first quarter of 2020 includes approximately $0.5 million of interest on borrowings against our accounts receivable securitization facility to fund the $100.0 million termination fee described above.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Income tax expense totaled $10.3 million for the first quarter of 2020, compared to $11.7 million in last year's comparable period, and the effective tax rate was 23.1% and 21.7%, respectively. The higher effective tax rate in the current quarter is primarily due to the unfavorable effect of discrete income tax expense associated with stock-based awards. The effective tax rate for the current period would have been 21.4% without this discrete impact.
Net income for the first quarter of 2020 was $34.2 million, compared to net income of $42.0 million for the first quarter of 2019.
Net loss of $0.2 million and $0.4 million was attributable to noncontrolling interests for the first quarter of 2020 and 2019, respectively.
Net income and earnings per diluted share attributable to WESCO International were $34.4 million and $0.82 per diluted share, respectively, for the first quarter of 2020, compared with net income and earnings per diluted share of $42.4 million and $0.93 per diluted share, respectively, for the first quarter of 2019. Adjusted for the merger-related transaction costs discussed above, net income and earnings per diluted share attributable to WESCO International were $38.3 million and $0.91 per share, respectively, for the three months ended March 31, 2020.
The following tables set forth adjusted net income attributable to WESCO International and adjusted earnings per diluted share:

	Three Months Ended
Adjusted SG&A Expenses:	March 31, 2020	March 31, 2019

Selling, general and administrative expenses	$299,392	$296,528
Merger-related costs	(4,608)	—
Adjusted selling, general and administrative expenses	$294,784	$296,528

	Three Months Ended
Adjusted Income from Operations:	March 31, 2020	March 31, 2019

Income from operations	$60,913	$70,726
Merger-related costs	4,608	—
Adjusted income from operations	$65,521	$70,726

	Three Months Ended
Adjusted Net Interest and Other:	March 31, 2020	March 31, 2019

Net interest and other	$16,472	$17,120
Merger-related interest expense	(515)	—
Adjusted net interest and other	$15,957	$17,120

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

	Three Months Ended
Adjusted Provision for Income Taxes:	March 31, 2020	March 31, 2019

Provision for income taxes	$10,266	$11,656
Income tax effect of merger-related transaction costs	1,183	—
Adjusted provision for income taxes	$11,449	$11,656

	Three Months Ended
Adjusted Earnings Per Diluted Share:	March 31, 2020	March 31, 2019

Adjusted income from operations	$65,521	$70,726
Adjusted net interest and other	15,957	17,120
Adjusted income before income taxes	49,564	53,606
Adjusted provision for income taxes	11,449	11,656
Adjusted net income	38,115	41,950
Net loss attributable to noncontrolling interests	(232)	(419)
Adjusted net income attributable to WESCO International, Inc.	$38,347	$42,369

Diluted shares	42,075	45,491
Adjusted earnings per diluted share	$0.91	$0.93
Liquidity and Capital Resources
Total assets were $5.2 billion and $5.0 billion at March 31, 2020 and December 31, 2019, respectively. Total liabilities were $3.0 billion and $2.8 billion at March 31, 2020 and December 31, 2019, respectively. Total stockholders' equity was $2.2 billion and $2.3 billion at March 31, 2020 and December 31, 2019, respectively.
Our liquidity needs generally arise from fluctuations in our working capital requirements, capital expenditures, acquisitions and debt service obligations. As of March 31, 2020, we had $446.6 million in available borrowing capacity under our Revolving Credit Facility, which combined with available cash of $285.2 million, provided liquidity of $731.8 million. Our available cash includes $100 million that we borrowed under our Revolving Credit Facility in March as a precautionary measure to increase our cash position and preserve financial flexibility in light of the current uncertainty resulting from the COVID-19 pandemic. Cash included in our determination of liquidity represents cash in deposit and interest bearing investment accounts. We believe cash provided by operations and financing activities will be adequate to cover our operational and business needs for at least the next twelve months. In addition, we regularly review our mix of fixed versus variable rate debt, and we may, from time to time, issue or retire borrowings and/or refinance existing debt in an effort to mitigate the impact of interest rate and foreign exchange rate fluctuations, and to maintain a cost-effective capital structure consistent with our anticipated capital requirements. At March 31, 2020, approximately 54% of our debt portfolio was comprised of fixed rate debt.
Between now and closing of the Anixter acquisition, our capital allocation priorities include supporting our organic sales growth opportunities and repaying or holding cash available for debt repayment. Prior to signing the Merger Agreement with Anixter, we obtained debt financing commitments comprised of a senior secured asset-based revolving credit facility in aggregate principal amount of $1.2 billion and an unsecured bridge facility in aggregate principal amount of $3.2 billion. Prior to the completion of the merger, we intend to enter into permanent financing to replace the unsecured bridge facility, as well as a consent solicitation, tender offer or exchange offer with respect to Anixter's 5.50% Senior Notes due 2023 and 6.00% Senior Notes due 2025. We expect to use proceeds of the debt financing commitments, together with proceeds of any permanent financing replacing the debt financing commitments, amounts available under the senior secured asset-based revolving credit facility and existing cash on hand to consummate the merger. There can be no assurance that WESCO will finance the merger in this anticipated manner and the completion of the merger is not contingent upon the completion of any debt financing. After

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

closing, it is expected that excess liquidity will be directed primarily at debt reduction and costs related to the integration process, and we expect to maintain sufficient liquidity through our credit facilities and cash balances. We anticipate capital expenditures in 2020 to be sufficient to support our business initiatives.
We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions. We also communicate on a regular basis with our lenders regarding our financial and working capital performance, liquidity position and financial leverage. Our financial leverage ratio was 3.1 as of March 31, 2020 and 2.8 as of December 31, 2019. In addition, we are in compliance with all covenants and restrictions contained in our debt agreements as of March 31, 2020, and we expect to maintain compliance with all such covenants and restrictions following our merger with Anixter.
The following table sets forth our financial leverage ratio as of March 31, 2020 and December 31, 2019:

	Twelve Months Ended
(In millions of dollars, except ratio)	March 31, 2020	December 31, 2019
Income from operations	$336.4	$346.2
Depreciation and amortization	63.0	62.2
EBITDA	$399.4	$408.4

	As of
	March 31, 2020	December 31, 2019
Short-term borrowings and current debt	$24.5	$26.7
Long-term debt	1,542.6	1,257.1
Debt issuance costs (1)	8.2	8.8
Total debt	1,575.3	1,292.6
Less: cash and cash equivalents	342.6	150.9
Total debt, net of cash	$1,232.7	$1,141.7

Financial leverage ratio	3.1	2.8
(1)Long-term debt is presented in the condensed consolidated balance sheets net of debt issuance costs.
Note: Financial leverage is a non-GAAP measure of the use of debt. Financial leverage ratio is calculated by dividing total debt, including debt issuance costs, net of cash, by EBITDA. EBITDA, which is also a non-GAAP financial measure, is defined as the trailing twelve months earnings before interest, taxes, depreciation and amortization.
At March 31, 2020, we had cash and cash equivalents totaling $342.6 million, of which $104.3 million was held by foreign subsidiaries. As a result of the Tax Cuts and Jobs Act of 2017 (the "TCJA"), we reevaluated our intent and ability to repatriate foreign earnings based upon the liquidity of our domestic operations and the cash flow needs of our foreign subsidiaries. Consequently, during the years ended December 31, 2019 and 2018, we repatriated a portion of the previously taxed earnings attributable to our foreign operations. We continue to assert that the remaining undistributed earnings of our foreign subsidiaries, the majority of which were subject to the one-time tax imposed by the TCJA, are indefinitely reinvested. We believe that we are able to maintain a sufficient level of liquidity for our domestic operations and commitments without repatriating cash held by these foreign subsidiaries. Upon any future repatriation, additional tax expense or benefit may be incurred; however, we do not believe such amount would be material.
Cash Flow
Operating Activities. Net cash provided by operating activities for the first three months of 2020 totaled $31.5 million, compared with $28.9 million of cash generated for the first three months of 2019. Operating activities included net income of $34.2 million and adjustments to net income totaling $19.8 million. Other sources of cash in the first three months of 2020 included a decrease in inventories of $37.8 million, a decrease in other accounts receivable of $19.2 million due primarily to the collection of supplier volume rebates earned in 2019, and an increase in other current and noncurrent liabilities of $7.4 million. Primary uses of cash in the first three months of 2020 included: an increase in trade accounts receivable of $53.9 million; a decrease in accrued payroll and benefit costs of $19.0 million resulting from the payment of management incentive compensation earned in 2019; a decrease in accounts payable of $10.9 million; and, an increase in prepaid expenses and other assets of $3.1 million.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Net cash provided by operating activities for the first three months of 2019 totaled $28.9 million, which included net income of $42.0 million and adjustments to net income totaling $22.1 million. Other sources of cash in the first three months of 2019 included an increase in accounts payable of $68.1 million, a decrease in other accounts receivable of $22.4 million due primarily to the collection of supplier volume rebates earned in 2018, a decrease in prepaid expenses and other assets of $15.1 million, and an increase in other current and noncurrent liabilities of $4.6 million. Primary uses of cash in the first three months of 2019 included: an increase in trade accounts receivable of $76.7 million resulting from higher sales in the latter part of the quarter; an increase in inventories of $40.8 million primarily to support growth in our business; and, a decrease in accrued payroll and benefit costs of $27.9 million resulting from the payment of management incentive compensation earned in 2018.
Investing Activities. Net cash used in investing activities for the first three months of 2020 was $110.3 million, compared with $38.5 million used during the first three months of 2019. Included in the first three months of 2020 was the $100.0 million termination fee associated with the acquisition of Anixter, as described in Note 4 of our Notes to the unaudited Condensed Consolidated Financial Statements. In the first quarter of 2019, we made payments of $27.7 million to acquire Sylvania Lighting Solutions ("SLS"). Capital expenditures were $15.8 million for the three month period ended March 31, 2020, compared to $10.8 million for the three month period ended March 31, 2019.
Financing Activities. Net cash provided by financing activities for the first three months of 2020 was $278.7 million, compared to $19.2 million for the first three months of 2019. During the first three months of 2020, financing activities consisted of borrowings and repayments of $360.5 million and $260.5 million, respectively, related to our Revolving Credit Facility, as well as borrowings and repayments of $225.0 million and $40.0 million, respectively, related to our Receivables Facility. Financing activities for the first three months of 2020 also included net repayments related to our various international lines of credit of approximately $0.4 million.
During the first three months of 2019, financing activities consisted of borrowings and repayments of $253.7 million and $272.8 million, respectively, related to our Revolving Credit Facility, borrowings and repayments of $170.0 million and $105.0 million, respectively, related to our Receivables Facility, and repayments of $24.8 million to pay off our Term Loan Facility. Financing activities for the first three months of 2019 also included net repayments related to our various international lines of credit of approximately $3.7 million.
Contractual Cash Obligations and Other Commercial Commitments
There were no material changes in our contractual obligations and other commercial commitments that would require an update to the disclosure provided in our 2019 Annual Report on Form 10-K.
Inflation
The rate of inflation, as measured by changes in the producer price index, affects different commodities, the cost of products purchased and ultimately the pricing of our different products and product classes to our customers. For the three months ended March 31, 2020, pricing related to inflation impacted our sales by less than 1%.
Seasonality
Our operating results are not significantly affected by seasonal factors. Sales during the first quarter are usually affected by a reduced level of activity. Sales during the second, third and fourth quarters are generally 5% to 7% higher than the first quarter. Sales typically increase beginning in March, with slight fluctuations per month through October. During periods of economic expansion or contraction, our sales by quarter have varied significantly from this pattern.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Guarantor Financial Statements
WESCO Distribution (the “Issuer”) has outstanding $500 million in aggregate principal amount of 5.375% Senior Notes due 2021 (the “2021 Notes”) and $350 million in aggregate principal amount of 5.375% Senior Notes due 2024 (the “2024 Notes” and, together with the 2021 Notes, the “Notes”).
The Notes are unsecured senior obligations of WESCO Distribution and are fully and unconditionally guaranteed on a senior unsecured basis by WESCO International (the “Parent Guarantor”), ranking pari passu in right of payment with all other existing and future senior obligations of the Issuer, including obligations under other unsubordinated indebtedness. The Notes are effectively subordinated to all existing and future obligations of the Issuer that are secured by liens on any property or assets of the Issuer, including the Issuer’s Revolving Credit Facility and the then outstanding term loan facility (the “Senior Secured Credit Facilities”), to the extent of the value of the collateral securing such obligations, and are structurally subordinated to all liabilities (including trade payables) of any of the Parent Guarantor’s or the Issuer’s subsidiaries (the “non-Guarantor Subsidiaries”) and senior in right of payment to all existing and future obligations of the Issuer that are, by their terms, subordinated in right of payment to the Notes.
The Notes are guaranteed by the Parent Guarantor and not by the non-Guarantor Subsidiaries. In the event of a bankruptcy, liquidation or reorganization of any of the non-Guarantor Subsidiaries, such non-Guarantor Subsidiaries will pay the holders of their debt and their trade creditors before they will be able to distribute or contribute, as the case may be, any of their assets to the Issuer or the Parent Guarantor. Therefore, the Notes and the guarantee of the Parent Guarantor (the “Parent Guarantee”) are effectively subordinated to the liabilities of the non-Guarantor Subsidiaries.
The Parent Guarantee constitutes a senior obligation of the Parent Guarantor, ranking pari passu in right of payment with all other senior obligations of the Parent Guarantor, including obligations under other unsubordinated indebtedness. The Parent Guarantee is effectively subordinated to all existing and future obligations incurred by the Parent Guarantor that are secured by liens on any property or assets of the Parent Guarantor, including the Senior Secured Credit Facilities, to the extent of the value of the collateral securing such obligations, structurally subordinated to all liabilities (including trade payables) of the non-Guarantor Subsidiaries and senior in right of payment to all existing and future obligations of the Parent Guarantor that are, by their terms, subordinated in right of payment to the Parent Guarantee.
The Parent Guarantor guarantees to each holder of the Notes and to the respective trustees (i) the due and punctual payment of the principal of, premium, if any, and interest on each Note, when and as the same shall become due and payable, whether at maturity, by acceleration or otherwise, the due and punctual payment of interest on the overdue principal of and interest on the Notes, to the extent lawful, and the due and punctual payment of all other obligations and due and punctual performance of all obligations of the Issuer to the holders or the respective trustee all in accordance with the terms of the Notes and the indentures governing the Notes and (ii) in the case of any extension of time of payment or renewal of any Notes or any of such other obligations, that the same will be promptly paid in full when due or performed in accordance with the terms of the extension or renewal, at stated maturity, by acceleration or otherwise.
If the Issuer becomes a debtor in a case under the U.S. Bankruptcy Code or encounter other financial difficulty, under federal or state fraudulent transfer law, a court may void, subordinate or otherwise decline to enforce the Notes. A court might do so if it is found that when the Issuer issued the Notes, or in some states when payments became due under the Notes, the Issuer received less than reasonably equivalent value or fair consideration and either: (i) were insolvent or rendered insolvent by reason of such incurrence; (ii) were left with inadequate capital to conduct its business; or (iii) believed or reasonably should have believed that the Issuer would incur debts beyond its ability to pay.
The court might also void an issuance of the Notes without regard to the above factors, if the court found that the Issuer issued the Notes with actual intent to hinder, delay or defraud its creditors. A court would likely find that the Issuer did not receive reasonably equivalent value or fair consideration for the Notes, if the Issuer did not substantially benefit directly or indirectly from the issuance of the Notes. If a court were to void the issuance of the Notes, holders would no longer have any claim against the Issuer. Sufficient funds to repay the Notes may not be available from other sources. In addition, the court might direct holders to repay any amounts that they already received from the Issuer.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

The following tables present summarized financial information for WESCO International and WESCO Distribution on a combined basis after elimination of (i) intercompany transactions and balances among such entities and (ii) equity in earnings from and investments in any subsidiary that is a non-guarantor. The summarized financial information has been prepared in accordance with Rule 13-01 of Regulation S-X.

Summarized Balance Sheets
(In thousands of dollars)
(unaudited)
	As of
	March 31, 2020	December 31, 2019
Assets
Current assets	$845,631	$582,075
Due from non-guarantor subsidiaries	465,268	465,012
Total current assets	1,310,899	1,047,087
Noncurrent assets	515,326	484,552
Total assets	$1,826,225	$1,531,639
Liabilities
Current liabilities	$441,402	$445,075
Due to non-guarantor subsidiaries	3,296,996	3,133,326
Total current liabilities	3,738,398	3,578,401
Noncurrent liabilities	1,198,399	1,067,486
Total liabilities	$4,936,797	$4,645,887

Summarized Statement of Income
(In thousands of dollars)
(unaudited)
Three Months Ended
March 31, 2020
Net sales(1)	$873,594
Gross profit(1)	168,571
Net income	$285
(1) Includes $8.9 million of net sales and cost of goods sold to non-guarantor subsidiaries.
Impact of Recently Issued Accounting Standards
See Note 2 of our Notes to Condensed Consolidated Financial Statements for information regarding the effect of new accounting pronouncements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Forward-Looking Statements
From time to time in this report and in other written reports and oral statements, references are made to expectations regarding our future performance. When used in this context, the words “anticipates,” “plans,” “believes,” “estimates,” “intends,” “expects,” “projects,” “will” and similar expressions may identify forward-looking statements, although not all forward-looking statements contain such words. Such statements including, but not limited to, our statements regarding business strategy, growth strategy, competitive strengths, productivity and profitability enhancement, competition, new product and service introductions and liquidity and capital resources are based on management’s beliefs, as well as on assumptions made by and information currently available to management, and involve various risks and uncertainties, some of which are beyond our control. In addition, forward-looking statements in this document include information regarding our proposed acquisition of Anixter, the potential effects of the pending acquisition on our business and operations prior to the consummation thereof, the effects on WESCO if the acquisition is not consummated, information regarding the combined operations and business of WESCO and Anixter following the acquisition, if consummated, and statements regarding the impact of natural disasters, health epidemics and other outbreaks, especially the outbreak of COVID-19 since December 2019, which may have a material adverse effect on WESCO's business. Our actual results could differ materially from those expressed in any forward-looking statement made by us or on our behalf. In light of these risks and uncertainties, there can be no assurance that the forward-looking information will in fact prove to be accurate. Certain of these risks are set forth in the WESCO International’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as well as WESCO International’s other reports filed with the SEC. We have undertaken no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Item 3. Quantitative and Qualitative Disclosures about Market Risks.
For a discussion of changes to the market risks that were previously disclosed in our 2019 Annual Report on Form 10-K, refer to Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations” and to Part II, Item 1A, "Risk Factors”.
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
Item 1A. Risk Factors.
The following is an additional risk factor to those previously disclosed in Item 1A. to Part 1 of WESCO’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
The COVID-19 pandemic has adversely affected how we, our suppliers and our customers are operating our businesses, and the duration and extent to which it will affect our business, financial condition, results of operations, cash flows, liquidity, and stock price are uncertain.
In December 2019, a novel coronavirus disease (“COVID-19”) was reported in China, and on March 11, 2020, the World Health Organization declared COVID-19 a global pandemic. Governmental authorities around the world have implemented measures to reduce the spread of COVID-19, and this widespread health crisis is adversely affecting the broader economies, financial markets, workforces, our suppliers and customers, and the business environment.
We cannot be certain about the impact that COVID-19 will have on our business and operations going forward. The duration and extent of the impact from the COVID-19 pandemic depends on future developments for which there is significant uncertainty at this time, such as the severity and transmission rate of the virus, governmental, business and individuals' actions taken in response, the extent and effectiveness of containment actions, restrictions or disruptions to transportation, including reduced availability of ground or air transport, the impact of these and other factors on our employees, including disruptions to our operations resulting from the illness of any of our employees, the impact of these and other factors on our ability to sell and provide our products and services, including as a result of travel restrictions and people working from home, the effect on our suppliers and disruptions to the global supply chain, the effect on our customers and their demand for our products and services and ability to pay for them, and any closures of our and our suppliers’ and customers’ facilities. While we are supporting essential businesses and have not had to close our facilities for extended periods of time as of the date of this filing, there is significant uncertainty about what steps we may need to take in response to the pandemic in the future. We have taken actions to reduce costs and cash expenditures, including reductions in administrative expenses, payroll and benefits, capital expenditures, and other costs, and further steps may become necessary in the future. We have also drawn against our credit facilities as a precautionary measure to increase our cash position and preserve financial flexibility in light of the current uncertainty. Due to the uncertainty of COVID-19, we will continue to assess the situation, including the impact of governmental regulations that might be imposed in response to the pandemic. In addition, the impact of COVID-19 on macroeconomic conditions may impact the proper functioning of financial and capital markets, foreign currency exchange rates, commodity and energy prices, and interest rates. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of any economic recession or depression that has occurred or may occur in the future.
Any of these events could materially adversely affect our business, financial condition, results of operations, cash flows, liquidity and stock price, and could also have the effect of heightening the other risks described in “Risk Factors” under Item 1A and “Management’s Discussion and Analysis of Financial Condition and Results of Operation” under Item 7 of our Annual Report on Form 10-K, filed with the SEC on February 24, 2020, including Operational Risks, Financial Risks, Regulatory and Legal Risks, and Risks Related to Our Pending Acquisition of Anixter, as well as in subsequent SEC filings.

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

WESCO International, Inc.
(Registrant)

May 1, 2020	By:	/s/ David S. Schulz
(Date)		David S. Schulz
Senior Vice President and Chief Financial Officer