Form 10-Q
period 2020-06-30
WESCO INTERNATIONAL INC
filed 2020-08-18
CIK 929008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
Not applicable.
(Former name, former address and former fiscal year, if changed since last report)
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Class	Trading Symbol(s)	Name of Exchange on which registered
Common Stock, par value $.01 per share	WCC	New York Stock Exchange
Depositary Shares, each representing a 1/1,00th interest in a share of Series A Fixed-Rate Reset Cumulative Perpetual Preferred Stock	WCC PR A	New York Stock Exchange
Preferred Share Purchase Rights	N/A	New York Stock Exchange
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 14, 2020, 50,042,547 shares of common stock, $0.01 par value, of the registrant were outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
The interim financial information required by this item is set forth in the unaudited Condensed Consolidated Financial Statements and Notes thereto in this Quarterly Report on Form 10-Q, as follows:

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except share data)
(unaudited)

	As of
Assets	June 30, 2020	December 31, 2019
Current assets:
Cash and cash equivalents	$265,222	$150,902
Trade accounts receivable, net of allowance for expected credit losses of $24,590 and $25,443 in 2020 and 2019, respectively	2,454,262	1,187,359
Other accounts receivable	192,799	98,029
Inventories	2,368,827	1,011,674
Prepaid expenses and other current assets	157,276	92,447
Total current assets	5,438,386	2,540,411
Property, buildings and equipment, net of accumulated depreciation of $278,916 and $268,415 in 2020 and 2019, respectively	403,072	181,448
Operating lease assets	549,762	235,834
Intangible assets, net (Note 5)	2,095,480	287,275
Goodwill	3,107,256	1,759,040
Other assets	138,058	13,627
Total assets	$11,732,014	$5,017,635
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,660,094	$830,478
Accrued payroll and benefit costs	119,725	49,508
Short-term debt and current portion of long-term debt	27,696	26,685
Other current liabilities	494,211	177,388
Total current liabilities	2,301,726	1,084,059
Long-term debt, net of debt discount and debt issuance costs of $96,322 and $8,876 in 2020 and 2019, respectively	5,068,549	1,257,067
Operating lease liabilities	430,273	179,830
Deferred income taxes	537,557	146,617
Other noncurrent liabilities	293,508	91,391
Total liabilities	$8,631,613	$2,758,964
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $.01 par value; 20,000,000 shares authorized, no shares issued or outstanding	—	—
Preferred stock, Series A, $.01 par value; 25,000 shares authorized, 21,612 shares issued and outstanding in 2020 (Note 9)	—	—
Common stock, $.01 par value; 210,000,000 shares authorized, 67,562,199 and 59,308,018 shares issued and 50,042,436 and 41,797,093 shares outstanding in 2020 and 2019, respectively	676	593
Class B nonvoting convertible common stock, $.01 par value; 20,000,000 shares authorized, 4,339,431 issued and no shares outstanding in 2020 and 2019, respectively	43	43
Additional capital	1,933,241	1,039,347
Retained earnings	2,529,842	2,530,429
Treasury stock, at cost; 21,859,194 and 21,850,356 shares in 2020 and 2019, respectively	(937,515)	(937,157)
Accumulated other comprehensive loss	(418,889)	(367,772)
Total WESCO International, Inc. stockholders' equity	3,107,398	2,265,483
Noncontrolling interests	(6,997)	(6,812)
Total stockholders’ equity	3,100,401	2,258,671
Total liabilities and stockholders’ equity	$11,732,014	$5,017,635
The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME AND COMPREHENSIVE INCOME (LOSS)
(In thousands of dollars, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2020	2019	2020	2019
Net sales (Note 3)	$2,086,706	$2,150,088	$4,055,353	$4,111,355
Cost of goods sold (excluding depreciation and amortization)	1,692,931	1,741,114	3,285,179	3,319,886
Selling, general and administrative expenses	359,750	295,842	659,143	592,370
Depreciation and amortization	18,755	15,182	34,848	30,424
Income from operations	15,270	97,950	76,183	168,675
Net interest and other	60,583	17,307	77,055	34,427
(Loss) income before income taxes	(45,313)	80,643	(872)	134,248
Income tax (benefit) expense	(10,854)	17,428	(587)	29,084
Net (loss) income	(34,459)	63,215	(285)	105,164
Less: Net income (loss) attributable to noncontrolling interests	47	(249)	(185)	(668)
Net (loss) income attributable to WESCO International, Inc.	(34,506)	63,464	(100)	105,832
Less: Preferred stock dividends	1,276	—	1,276	—
Net (loss) income attributable to common stockholders	$(35,782)	$63,464	$(1,376)	$105,832
Other comprehensive income (loss):
Foreign currency translation adjustments	42,734	20,244	(51,117)	42,763
Comprehensive income (loss) attributable to common stockholders	$6,952	$83,708	$(52,493)	$148,595

(Loss) earnings per share attributable to common stockholders
Basic	$(0.84)	$1.46	$(0.03)	$2.39
Diluted	$(0.84)	$1.45	$(0.03)	$2.37

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(unaudited)

	Six Months Ended
	June 30
	2020	2019
Operating activities:
Net (loss) income	$(285)	$105,164
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	34,848	30,424
Deferred income taxes	1,062	1,983
Other operating activities, net	7,506	11,961
Changes in assets and liabilities:
Trade accounts receivable, net	29,302	(157,387)
Other accounts receivable	20,476	32,150
Inventories	55,431	(39,655)
Prepaid expenses and other assets	(28,078)	(7,710)
Accounts payable	(83,085)	62,484
Accrued payroll and benefit costs	1,701	(43,739)
Other current and noncurrent liabilities	93,810	(4,450)
Net cash provided by (used in) operating activities	132,688	(8,775)

Investing activities:
Capital expenditures	(27,163)	(21,402)
Acquisition payments, net of cash acquired (Note 4)	(3,708,325)	(27,742)
Other investing activities	7,533	(1,155)
Net cash used in investing activities	(3,727,955)	(50,299)

Financing activities:
Repayments of short-term debt, net	(10,526)	(29,300)
Proceeds from issuance of long-term debt	4,391,782	883,508
Repayments of long-term debt	(580,619)	(654,274)
Repurchases of common stock (Note 7)	(2,025)	(152,722)
Debt issuance costs	(79,490)	—
Other financing activities, net	(6,115)	2,803
Net cash provided by financing activities	3,713,007	50,015

Effect of exchange rate changes on cash and cash equivalents	(3,420)	(66)

Net change in cash and cash equivalents	114,320	(9,125)
Cash and cash equivalents at the beginning of period	150,902	96,343
Cash and cash equivalents at the end of period	$265,222	$87,218
Supplemental disclosures:
Cash paid for interest	$29,828	$32,787
Cash paid for income taxes	$9,894	$35,329
Right-of-use assets obtained in exchange for new operating lease liabilities	$73,137	$26,731

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands of dollars, except shares)
(unaudited)

												Accumulated Other
			Class B		Series A			Retained				Comprehensive
	Common Stock		Common Stock		Preferred Stock		Additional	Earnings	Treasury Stock		Noncontrolling	Income
	Amount	Shares	Amount	Shares	Amount	Shares	Capital	(Deficit)	Amount	Shares	Interests	(Loss)
Balance, December 31, 2019	$593	59,308,018	$43	4,339,431	$—	—	$1,039,347	$2,530,429	$(937,157)	(21,850,356)	$(6,812)	$(367,772)
Exercise of stock-based awards	1	105,620					(39)		79	2,020
Stock-based compensation expense							4,626
Tax withholding related to vesting of restricted stock units and retirement of common stock	—	(31,680)					(2,297)	761
Noncontrolling interests											(232)
Net income attributable to WESCO								34,407
Translation adjustments												(93,851)
Balance, March 31, 2020	$594	59,381,958	$43	4,339,431	$—	—	$1,041,637	$2,565,597	$(937,078)	(21,848,336)	$(7,044)	$(461,623)
Exercise of stock-based awards	—	30,665					—		(437)	(10,858)
Stock-based compensation expense							4,901
Tax withholding related to vesting of restricted stock units and retirement of common stock	—	(652)					(37)	27
Capital stock issuance	82	8,150,228			—	21,612	886,740
Noncontrolling interests											47
Net loss attributable to WESCO								(34,506)
Preferred stock dividends								(1,276)
Translation adjustments												42,734
Balance, June 30, 2020	$676	67,562,199	$43	4,339,431	$—	21,612	$1,933,241	$2,529,842	$(937,515)	(21,859,194)	$(6,997)	$(418,889)

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands of dollars, except shares)
(unaudited)

												Accumulated Other
			Class B		Series A			Retained				Comprehensive
	Common Stock		Common Stock		Preferred Stock		Additional	Earnings	Treasury Stock		Noncontrolling	Income
	Amount	Shares	Amount	Shares	Amount	Shares	Capital	(Deficit)	Amount	Shares	Interests	(Loss)
Balance, December 31, 2018	$592	59,157,696	$43	4,339,431	$—	—	$993,666	$2,307,462	$(758,018)	(18,391,042)	$(5,584)	$(408,435)
Exercise of stock-based awards	1	156,760					(90)		(54)	(184)
Stock-based compensation expense							4,665
Repurchases of common stock							19,144		(19,144)	(365,272)
Tax withholding related to vesting of restricted stock units and retirement of common stock	—	(42,564)					(1,822)	(531)
Noncontrolling interests											(419)
Net income attributable to WESCO								42,369
Translation adjustments												22,517
Balance, March 31, 2019	$593	59,271,892	$43	4,339,431	$—	—	$1,015,563	$2,349,300	$(777,216)	(18,756,498)	$(6,003)	$(385,918)
Exercise of stock-based awards	—	20,831					6		(157)	(3,029)
Stock-based compensation expense							5,150
Repurchases of common stock							(22,500)		(127,500)	(2,394,816)
Tax withholding related to vesting of restricted stock units and retirement of common stock	—	(19)					(1)	4
Noncontrolling interests											(249)
Net income attributable to WESCO								63,464
Translation adjustments												20,244
Balance, June 30, 2019	$593	59,292,704	$43	4,339,431	$—	—	$998,218	$2,412,768	$(904,873)	(21,154,343)	$(6,252)	$(365,674)

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. ORGANIZATION
WESCO International, Inc. ("WESCO International") and its subsidiaries (collectively, “WESCO” or the "Company"), headquartered in Pittsburgh, Pennsylvania, is a leading provider of business-to-business distribution, logistics services and supply chain solutions.
On June 22, 2020, WESCO completed its previously announced acquisition of Anixter International Inc., a Delaware corporation (“Anixter”). Pursuant to the terms of the Agreement and Plan of Merger, dated as of January 10, 2020 (the “Merger Agreement”), by and among Anixter, WESCO and Warrior Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of WESCO (“Merger Sub”), Merger Sub was merged with and into Anixter (the “Merger”), with Anixter surviving the Merger and continuing as a wholly owned subsidiary of WESCO.
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
The unaudited Condensed Consolidated Balance Sheet as of June 30, 2020, the unaudited Condensed Consolidated Statements of (Loss) Income and Comprehensive Income (Loss), the unaudited Condensed Consolidated Statements of Stockholders' Equity for the three and six months ended June 30, 2020 and 2019, and the unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019, respectively, in the opinion of management, have been prepared on the same basis as the audited Consolidated Financial Statements and include all adjustments necessary for the fair statement of the results of the interim periods presented herein. All adjustments reflected in the unaudited condensed consolidated financial information are of a normal recurring nature unless indicated. The results for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.
As described further in Note 14, the Company's reportable segments changed as of the effective date of the Merger. For the quarterly period ended June 30, 2020, Anixter's results of operations beginning on June 22, 2020 are presented herein as a separate reportable segment.
Reclassifications
The Condensed Consolidated Balance Sheet as of December 31, 2019 and the unaudited Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2019 include certain reclassifications to previously reported amounts to conform to the current period presentation.
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
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which amends the disclosure requirements for recurring and nonrecurring fair value measurements by removing, modifying and adding certain disclosures. The Company adopted this ASU in the first quarter of 2020. The adoption of this guidance did not have a material impact on the unaudited condensed consolidated financial statements and notes thereto presented herein.

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
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in this Update are effective for all entities as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact related to the replacement of London Interbank Offered Rate (LIBOR) and whether the Company will elect the adoption of the optional guidance.
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
The following tables disaggregate WESCO’s revenue by end market and geography:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2020	2019	2020	2019
Industrial	$605,536	$761,934	$1,307,750	$1,498,825
Construction	573,176	704,183	1,209,675	1,337,483
Utility	370,315	346,941	711,260	655,213
Commercial, Institutional and Government	315,822	337,030	604,811	619,834
Total by WESCO end market	1,864,849	2,150,088	3,833,496	4,111,355
Anixter(1)	221,857	—	221,857	—
Total consolidated	$2,086,706	$2,150,088	$4,055,353	$4,111,355

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2020	2019	2020	2019
United States	$1,431,763	$1,616,347	$2,910,257	$3,077,263
Canada	330,533	415,030	707,948	799,700
Other International	102,553	118,711	215,291	234,392
Total by geography	1,864,849	2,150,088	3,833,496	4,111,355
Anixter(1) (2)	221,857	—	221,857	—
Total consolidated	$2,086,706	$2,150,088	$4,055,353	$4,111,355

(1) The effect of the merger with Anixter on the Company's determination of reportable segments is disclosed in Note 14.
(2) For the nine-day period from June 22, 2020 to June 30, 2020, approximately 78% of Anixter's sales were attributable to U.S. and Canadian operations.
In accordance with certain contractual arrangements, WESCO receives payment from its customers in advance and recognizes such payment as deferred revenue. Revenue for advance payment is recognized when the performance obligation has been satisfied and control has transferred to the customer, which is generally upon shipment. Deferred revenue is usually recognized within a year or less from the date of the customer’s advance payment. At June 30, 2020 and December 31, 2019, $30.6 million and $12.3 million, respectively, of deferred revenue was recorded as a component of other current liabilities in the Condensed Consolidated Balance Sheets.
WESCO’s revenues are adjusted for variable consideration, which includes customer volume rebates, returns, and discounts. WESCO measures variable consideration by estimating expected outcomes using analysis and inputs based upon anticipated performance, historical data, as well as current and forecasted information. Measurement and recognition of variable consideration is reviewed by management on a monthly basis and revenue is adjusted accordingly. Variable consideration reduced revenue for the three months ended June 30, 2020 and 2019 by approximately $31.7 million and $28.5 million, respectively, and by approximately $54.9 million and $53.8 million for the six months ended June 30, 2020 and 2019, respectively.
Shipping and handling activities are recognized in net sales when they are billed to the customer. The related costs are recognized as a component of selling, general and administrative expenses. WESCO has elected to recognize shipping and handling costs as a fulfillment cost. Shipping and handling costs recorded as a component of selling, general and administrative expenses totaled $20.9 million and $18.2 million for the three months ended June 30, 2020 and 2019, respectively, and $38.9 million and $35.2 million for the six months ended June 30, 2020 and 2019, respectively.
4. ACQUISITIONS
Anixter International Inc.
As described in Note 1, on June 22, 2020, WESCO completed its previously announced merger with Anixter. The Company used the net proceeds from the issuance of senior unsecured notes, borrowings under a new asset-based revolving credit facility and an amended account receivable securitization facility (as described further in Note 8), as well as cash on hand, to finance the acquisition of Anixter and related transaction costs.
At the effective time of the Merger, each outstanding share of common stock of Anixter (subject to limited exceptions) was converted into the right to receive (i) $72.82 in cash, (ii) 0.2397 shares of common stock of WESCO, par value $0.01 per share (the “WESCO Common Stock”) and (iii) 0.6356 depositary shares, each representing a 1/1,000th interest in a share of newly issued fixed-rate reset cumulative perpetual preferred stock of WESCO, Series A, with a $25,000 stated amount per whole preferred share and an initial dividend rate equal to 10.625%.
Headquartered near Chicago, Illinois, Anixter is a leading distributor of network and security solutions, electrical and electronic solutions, and utility power solutions with locations in over 300 cities across approximately 50 countries, and annual sales of more than $8 billion. The Merger brings together two companies with highly compatible capabilities and characteristics. The combination of WESCO and Anixter will create an enterprise with scale and should afford the Company the opportunity to digitize its business, and expand its services portfolio and supply chain offerings.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The total preliminary estimated fair value of consideration transferred for the Merger consisted of the following:

(In thousands)
Cash portion attributable to common stock outstanding	$2,476,010
Cash portion attributable to options and restricted stock units outstanding	87,375
Fair value of cash consideration	2,563,385
Common stock consideration	313,512
Series A preferred stock consideration	573,786
Fair value of equity consideration	887,298
Extinguishment of Anixter obligations, including accrued and unpaid interest	1,248,403
Total purchase consideration	$4,699,086
Supplemental cash flow disclosure related to acquisitions:
Cash paid for acquisition	$3,811,788
Less: Cash acquired	(103,463)
Cash paid for acquisition, net of cash acquired	$3,708,325

The Merger has been accounted for as a business combination with WESCO acquiring Anixter in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations. Under the acquisition method of accounting, the preliminary purchase consideration has been allocated to the identified assets acquired and liabilities assumed based on their respective acquisition date fair value, with any excess allocated to goodwill. The fair value estimates were based on income, market and cost valuation methods using primarily unobservable inputs developed by management, which are categorized within Level 3 of the fair value hierarchy. Significant inputs used to value the identifiable intangible assets included projected revenues, estimated future cash flows, discount rates, royalty rates, and applicable income tax rates. The excess purchase consideration recorded to goodwill is not deductible for income tax purposes, and has been assigned to the Anixter reportable segment, as disclosed in Note 5. The resulting goodwill is primarily attributable to Anixter's workforce, significant cross-selling opportunities in additional geographies, enhanced scale, and other operational efficiencies.
The estimated fair values of assets acquired and liabilities assumed are based on preliminary calculations and valuations using estimates and assumptions at the time of acquisition. The determination of the fair values of assets acquired and liabilities assumed, especially those related to identifiable intangible assets, is preliminary due to the timing of the completion of the Merger and the complexity of combining a multibillion dollar business. Accordingly, as the Company obtains additional information during the measurement period (not to exceed one year from the acquisition date), WESCO's estimates and assumptions for its preliminary purchase consideration allocations may change materially.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The following table sets forth the preliminary allocation of the purchase consideration to the respective fair value of assets acquired and liabilities assumed for the acquisition of Anixter:

(In thousands)
Assets
Cash and cash equivalents	$103,463
Trade accounts receivable	1,309,894
Other accounts receivable	116,386
Inventories	1,424,768
Prepaid expenses and other current assets	53,462
Property, buildings and equipment	215,513
Operating lease assets	262,238
Intangible assets	1,832,700
Goodwill	1,367,981
Other assets	114,258
Total assets	$6,800,663

Liabilities
Accounts payable	$920,163
Accrued payroll and benefit costs	69,480
Short-term debt and current portion of long-term debt	13,225
Other current liabilities	221,574
Long-term debt	77,822
Operating lease liabilities	200,286
Deferred income taxes	392,165
Other noncurrent liabilities	206,862
Total liabilities	$2,101,577

Fair value of net assets acquired, including goodwill and intangible assets	$4,699,086

The following table sets forth the preliminary identifiable intangible assets and their estimated weighted-average useful lives:

Identifiable Intangible Assets	Estimated Fair Value	Weighted-Average Estimated Useful Life in Years
	(In thousands)
Customer relationships	$1,093,700	15
Trademarks	735,000	Indefinite
Non-compete agreements	4,000	1
Total identifiable intangible assets	$1,832,700

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The results of operations of Anixter are included in the unaudited condensed consolidated financial statements beginning on June 22, 2020, the acquisition date. For the three and six months ended June 30, 2020, the condensed consolidated statements of (loss) income include $221.9 million of net sales and $18.4 million of income from operations for Anixter. Transaction costs related to the merger were comprised of legal, advisory and other costs of $73.3 million and $78.0 million, which are included in selling, general and administrative expenses for the three and six months ended June 30, 2020, respectively.
Pro Forma Financial Information
The following unaudited pro forma financial information presents combined results of operations for the periods presented, as if the Company had completed the Merger on January 1, 2019. The unaudited pro forma financial information includes adjustments to amortization and depreciation for intangible assets and property, buildings and equipment, adjustments to interest expense for the additional indebtedness incurred to complete the acquisition (including the amortization of debt discount and issuance costs), transaction costs, change in control and severance costs, dividends accrued on the Series A preferred stock, compensation expense associated with the WESCO phantom stock unit awards described in Note 10, as well as the respective income tax effects of such adjustments. The unaudited pro forma net income attributable to common stockholders presented below includes adjustments totaling $58.4 million and $55.8 million for the three months ended June 30, 2020 and 2019, respectively, and $6.3 million and $110.5 million for the six months ended June 30, 2020 and 2019, respectively. The unaudited pro forma financial information does not reflect any cost savings, operating synergies or revenue enhancements that WESCO may achieve as a result of its acquisition of Anixter, the costs to integrate the operations of WESCO and Anixter or the costs necessary to achieve these cost savings, operating synergies and revenue enhancements. The unaudited pro forma financial information presented below is not necessarily indicative of consolidated results of operations of the combined business had the acquisition occurred at the beginning of the respective fiscal years, nor is it necessarily indicative of future results of operations of the combined company.

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Pro forma net sales	$3,678,504	$4,384,752	$7,691,263	$8,425,934
Pro forma net income attributable to common stockholders	29,421	71,180	47,410	97,898

Sylvania Lighting Services Corp.
On March 5, 2019, WESCO Distribution, Inc. ("WESCO Distribution"), through its WESCO Services, LLC subsidiary, acquired certain assets and assumed certain liabilities of Sylvania Lighting Services Corp. ("SLS"). Headquartered in Wilmington, Massachusetts, SLS offers a full spectrum of energy-efficient lighting upgrade, retrofit, and renovation solutions with annual sales of approximately $100 million and approximately 220 employees across the U.S. and Canada. WESCO Distribution funded the purchase price paid at closing with borrowings under its then outstanding accounts receivable securitization facility. The purchase price was allocated to the respective assets and liabilities based upon their estimated fair values as of the acquisition date, resulting in goodwill of $11.6 million, which is deductible for tax purposes.
The following table sets forth the consideration paid for the acquisition of SLS:

Six Months Ended
June 30
2019
(In thousands)
Fair value of assets acquired	$34,812
Fair value of liabilities assumed	7,070
Cash paid for acquisition	$27,742

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

5. GOODWILL AND INTANGIBLE ASSETS
The following table sets forth the changes in the carrying value of goodwill:

	Six Months Ended
	June 30
	2020
	WESCO(1)	Anixter(2)	Total
	(In thousands)
Beginning balance January 1	$1,759,040	$—	$1,759,040
Adjustments to goodwill for acquisitions (Note 4)	5,817	1,367,981	1,373,798
Foreign currency exchange rate changes	(26,511)	929	(25,582)
Ending balance June 30	$1,738,346	$1,368,910	$3,107,256
(1) Adjustments to goodwill resulted from the final allocation of the purchase price paid for SLS, as described in Note 4, to the respective assets acquired and liabilities assumed.
(2) The effect of the merger with Anixter on the Company's determination of reportable segments is disclosed in Note 14.
Certain triggering events occurred during the first quarter of 2020, including the effect of the ongoing macroeconomic disruption and uncertainty caused by the COVID-19 pandemic, as well as the decline in the Company's share price and market capitalization, both of which indicated that the carrying value of goodwill and indefinite-lived intangible assets may not be recoverable. Accordingly, the Company performed an interim test for impairment as of March 31, 2020. Goodwill was tested for impairment on a reporting unit level and the evaluation involved comparing the fair value of each reporting unit to its carrying value. The fair values of the Company's reporting units were determined using a combination of a discounted cash flow analysis and market multiples. WESCO evaluated the recoverability of indefinite-lived intangible assets using the relief-from-royalty method based on projected financial information. There were no impairment losses identified as a result of this interim test.
During the three months ended June 30, 2020, the Company did not note any triggering events or substantive changes, particularly as it relates to the underlying assumptions and factors around its expected operating margins and discount rate, which would require an interim evaluation of impairment of goodwill or indefinite-lived intangible assets. Due to the ongoing significant uncertainty surrounding the current macroeconomic environment and conditions in the markets in which WESCO operates, there can be no assurance that the carrying values of the Company's reporting units will exceed their fair values in the future, and that goodwill and indefinite-lived intangible assets will be fully recoverable.
The components of intangible assets are as follows:

		June 30, 2020			December 31, 2019
(In thousands)		Gross Carrying Amount (1)	Accumulated Amortization (1)	Net Carrying Amount	Gross Carrying Amount (1)	Accumulated Amortization (1)	Net Carrying Amount
Intangible assets:	Life
Trademarks	Indefinite	$831,496	$—	$831,496	$98,699	$—	$98,699
Trademarks	10 - 15	24,800	(10,350)	14,450	24,800	(9,319)	15,481
Non-compete agreements	2 - 5	4,196	(66)	4,130	196	(180)	16
Customer relationships	10 - 20	1,442,235	(210,147)	1,232,088	358,341	(201,962)	156,379
Distribution agreements	10 - 19	37,371	(26,266)	11,105	37,371	(25,294)	12,077
Patents	10	48,310	(46,099)	2,211	48,310	(43,687)	4,623
		$2,388,408	$(292,928)	$2,095,480	$567,717	$(280,442)	$287,275
(1) Excludes the original cost and related accumulated amortization of fully-amortized intangible assets.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

Amortization expense related to intangible assets totaled $10.1 million and $8.5 million for the three months ended June 30, 2020 and 2019, respectively, and $18.6 million and $17.1 million for the six months ended June 30, 2020 and 2019, respectively.
The following table sets forth the remaining estimated amortization expense for intangible assets for the next five years and thereafter:

For year ending December 31,	(In thousands)
2020	$53,892
2021	99,853
2022	96,049
2023	94,739
2024	91,352
Thereafter	828,099

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
During the three and six months ended June 30, 2020 and 2019, WESCO granted the following stock-settled stock appreciation rights, restricted stock units and performance-based awards at the following weighted-average fair values:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Stock-settled stock appreciation rights granted	—	—	262,091	213,618
Weighted-average fair value	$—	$—	$13.86	$16.36

Restricted stock units granted	—	—	211,450	175,544
Weighted-average fair value	$—	$—	$48.32	$54.64

Performance-based awards granted	—	—	158,756	126,874
Weighted-average fair value	$—	$—	$48.67	$54.64

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The fair value of stock-settled stock appreciation rights was estimated using the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Risk free interest rate	n/a	n/a	1.4%	2.5%
Expected life (in years)	n/a	n/a	5	5
Expected volatility	n/a	n/a	30%	29%

The risk-free interest rate is based on the U.S. Treasury Daily Yield Curve as of the grant date. The expected life is based on historical exercise experience and the expected volatility is based on the volatility of the Company's daily stock prices over a five-year period preceding the grant date.

The following table sets forth a summary of stock-settled stock appreciation rights and related information for the six months ended June 30, 2020:

	Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2019	2,337,049	$59.72
Granted	262,091	48.32
Exercised	(178,657)	33.38
Forfeited	(34,322)	65.20
Outstanding at June 30, 2020	2,386,161	60.36	5.9	$—
Exercisable at June 30, 2020	1,851,291	$62.30	5.0	$—

The following table sets forth a summary of time-based restricted stock units and related information for the six months ended June 30, 2020:

	Awards	Weighted- Average Fair Value
Unvested at December 31, 2019	363,729	$60.00
Granted	211,450	48.32
Vested	(80,320)	69.71
Forfeited	(6,962)	61.27
Unvested at June 30, 2020	487,897	$53.32

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The following table sets forth a summary of performance-based awards for the six months ended June 30, 2020:

	Awards	Weighted- Average Fair Value
Unvested at December 31, 2019	195,305	$60.24
Granted	158,756	48.67
Vested	(25,909)	78.04
Forfeited	(20,538)	71.47
Unvested at June 30, 2020	307,614	$52.60

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
WESCO recognized $4.9 million and $5.2 million of non-cash stock-based compensation expense, which is included in selling, general and administrative expenses, for the three months ended June 30, 2020 and 2019, respectively. WESCO recognized $9.5 million and $9.8 million of non-cash stock-based compensation expense, which is included in selling, general and administrative expenses, for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, there was $31.5 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements for all awards previously made, of which approximately $9.8 million is expected to be recognized over the remainder of 2020, $13.5 million in 2021, $7.4 million in 2022 and $0.8 million in 2023.
7. EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding during the periods. Diluted earnings per share is computed by dividing net income attributable to common stockholders by the weighted-average common shares and common share equivalents outstanding during the periods. The dilutive effect of common share equivalents is considered in the diluted earnings per share computation using the treasury stock method, which includes consideration of equity awards.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The following table sets forth the details of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands, except per share data)	2020	2019	2020	2019
Net (loss) income attributable to WESCO International	$(34,506)	$63,464	$(100)	$105,832
Less: Preferred stock dividends	1,276	—	1,276	—
Net (loss) income attributable to common stockholders	$(35,782)	$63,464	$(1,376)	$105,832
Weighted-average common shares outstanding used in computing basic earnings per share	42,683	43,493	42,260	44,280
Common shares issuable upon exercise of dilutive equity awards	92	323	152	381
Weighted-average common shares outstanding and common share equivalents, diluted	42,775	43,816	42,412	44,661
Weighted-average common shares outstanding and common share equivalents used in computing diluted earnings per share	42,683	43,816	42,260	44,661
(Loss) earnings per share attributable to common stockholders
Basic	$(0.84)	$1.46	$(0.03)	$2.39
Diluted	$(0.84)	$1.45	$(0.03)	$2.37
For the three and six months ended June 30, 2020, the computation of diluted loss per share attributable to common stockholders excluded stock-based awards of approximately 3.0 million and 2.8 million, respectively. For the three and six months ended June 30, 2019, the computation of diluted earnings per share attributable to common stockholders excluded stock-based awards of approximately 1.8 million. These amounts were excluded because their effect would have been antidilutive.
In December 2017, the Company's Board of Directors authorized the repurchase of up to $300 million of the Company's common stock through December 31, 2020. In October 2018, the Board approved an increase to this repurchase authorization from $300 million to $400 million. For the three months ended June 30, 2019, the Company received 2,394,816 shares from an accelerated stock repurchase transaction entered into on May 7, 2019. For the six months ended June 30, 2019, the Company received a total of 2,760,088 shares, of which 365,272 were received upon the settlement of an accelerated stock repurchase agreement entered into on November 6, 2018.
The total number of shares ultimately delivered under an accelerated stock repurchase transaction is determined by the average of the volume-weighted-average price of the Company's common stock for each exchange business day during the respective settlement valuation periods. For purposes of computing earnings per share for the three and six months ended June 30, 2019, share repurchases have been reflected as a reduction to common shares outstanding on the respective delivery dates.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

8. DEBT
The following table sets forth WESCO's outstanding indebtedness:

	As of
	June 30, 2020	December 31, 2019
	(In thousands)
International lines of credit	$28,994	$26,255
Accounts Receivable Securitization Facility	960,000	415,000
Revolving Credit Facility	450,000	—
5.375% Senior Notes due 2021	500,000	500,000
5.50% Senior Notes due 2023	58,636	—
5.375% Senior Notes due 2024	350,000	350,000
6.00% Senior Notes due 2025	4,173	—
7.125% Senior Notes due 2025	1,500,000	—
7.250% Senior Notes due 2028, less debt discount of $9,954	1,315,046	—
Finance lease obligations	13,747	1,373
Total debt	5,180,596	1,292,628
Plus: Fair value adjustment to the Anixter Senior Notes	2,016	—
Less: Unamortized debt issuance costs	(86,367)	(8,876)
Less: Short-term debt and current portion of long-term debt	(27,696)	(26,685)
Total long-term debt	$5,068,549	$1,257,067
Amended and Restated Accounts Receivable Securitization Facility
On June 22, 2020, WESCO Distribution amended its accounts receivable securitization facility (the “Receivables Facility”) pursuant to the terms and conditions of a Fifth Amended and Restated Receivables Purchase Agreement (the “Receivables Purchase Agreement”), by and among WESCO Receivables Corp. (“WESCO Receivables”), WESCO Distribution, the various purchaser groups from time to time party thereto and PNC Bank, National Association, as Administrator. The Receivables Purchase Agreement amends and restates the amended and restated receivables purchase agreement entered into on September 24, 2015 (the “Existing Receivables Purchase Agreement”).
The Receivables Purchase Agreement, among other things, increased the purchase limit under the Existing Receivables Purchase Agreement from $600 million to $1,025 million, with the opportunity to exercise an accordion feature that permits increases in the purchase limit of up to $375 million, extended the term of the Receivables Facility to June 22, 2023 and added and amended certain defined terms. Borrowings under the Receivables Facility bear interest at the 30-day LIBOR rate, with a LIBOR floor of 0.5%, plus applicable spreads, The interest rate spread of the Receivables Facility increased from 0.95% to 1.20%. The commitment fee remained unchanged at 0.45%.
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
Amended and Restated Asset-Based Revolving Credit Facility
On June 22, 2020, WESCO, WESCO Distribution and certain other subsidiaries of WESCO entered into a $1,100 million revolving credit facility (the “Revolving Credit Facility”), as a replacement of WESCO Distribution’s existing revolving credit facility entered into on September 26, 2019, pursuant to the terms and conditions of a Fourth Amended and Restated Credit Agreement, dated as of June 22, 2020 (the “Credit Agreement”), among WESCO Distribution, the other U.S. borrowers party thereto (collectively, the “U.S. Borrowers”), WESCO Distribution Canada LP (“WESCO Canada”), the other Canadian borrowers party thereto (collectively, the “Canadian Borrowers”), WESCO, the lenders party thereto and Barclays Bank PLC,

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

as the administrative agent. The Revolving Credit Facility contains a letter of credit sub-facility of up to $175 million and an accordion feature allowing WESCO Distribution to request increases to the borrowing commitments under the Revolving Credit Facility of up to $500 million in the aggregate, subject to customary conditions. The Revolving Credit Facility matures in June 2025.
The obligations of WESCO Distribution and the other U.S. Borrowers under the Revolving Credit Facility have been guaranteed by WESCO and certain of WESCO Distribution’s subsidiaries (including certain subsidiaries of Anxiter Inc.). The obligations of WESCO Canada and the other Canadian Borrowers under the Revolving Credit Facility (including certain subsidiaries of Anxiter Inc.) have been guaranteed by certain subsidiaries of WESCO Canada and the other Canadian Borrowers. The Revolving Credit Facility is secured by (i) substantially all assets of WESCO Distribution, the other U.S. Borrowers and certain of WESCO Distribution’s subsidiaries (including certain subsidiaries of Anxiter Inc.), other than, among other things, real property and accounts receivable sold or intended to be sold pursuant to WESCO Distribution’s Receivables Facility, and (ii) substantially all assets of WESCO Canada, the other Canadian Borrowers and certain of WESCO Canada’s subsidiaries, other than, among other things, real property, in each case, subject to customary exceptions and limitations. The applicable interest rate for borrowings under the Revolving Credit Facility includes interest rate spreads based on available borrowing capacity that range between 1.25% and 1.50% for LIBOR-based borrowings and 0.25% and 0.50% for prime rate-based borrowings.
The Credit Agreement requires compliance with conditions that must be satisfied prior to any borrowing as well as ongoing compliance with certain customary affirmative and negative covenants. The Credit Agreement contains customary events of default. Upon the occurrence and during the continuance of an event of default, the commitments of the lenders may be terminated, and all outstanding obligations of the loan parties under the Revolving Credit Facility may be declared immediately due and payable.
5.50% Senior Notes due 2023
6.00% Senior Notes due 2025
On April 30, 2020, in connection with the Merger, WESCO Distribution commenced offers to purchase for cash (each, a “WESCO Tender Offer” and, together the “WESCO Tender Offers”) any and all of Anixter Inc.’s outstanding (i) 5.50% Senior Notes due 2023 (the “Anixter 2023 Senior Notes”), $350.0 million aggregate principal amount, issued under the Indenture, dated as of August 18, 2015 (the “Anixter 2023 Indenture”), by and among Anixter Inc., Anixter and Wells Fargo Bank, National Association, as trustee, and (ii) 6.00% Senior Notes due 2025 (the “Anixter 2025 Senior Notes” and, together with the Anixter 2023 Senior Notes, the "Anixter Senior Notes"), $250.0 million aggregate principal amount, issued under the Indenture, dated as of November 13, 2018 (the “Anixter 2025 Indenture” and, together with the Anixter 2023 Indenture, the “Anixter Indentures”) by and among Anixter Inc., Anixter and Wells Fargo Bank, National Association, as trustee.
Concurrent with the WESCO Tender Offers, Anixter Inc. commenced consent solicitations to amend the definition of "Change of Control" under the applicable Indenture to exclude the Merger and related transactions and expressly permit a merger between Anixter Inc. and Anixter (the “Anixter Consent Solicitations”).
On June 23, 2020 (the "Expiration Date"), following the completion of the Merger, the WESCO Tender Offers and Anixter Consent Solicitations expired and settled. Pursuant to the terms of the Offer to Purchase and Consent Solicitation Statement, dated April 30, 2020, holders of the Anixter Senior Notes that validly tendered and did not validly withdraw prior to such date, received total tender offer consideration of $1,012.50 per $1,000 principal amount of Anixter Senior Notes, which amount, in each case, included an early tender payment of $50.00 per $1,000 principal amount of Anixter Senior Notes. Holders who validly delivered their consents at or prior to the Expiration Date received a consent fee of $2.50 per $1,000 principal amount of Anixter Senior Notes.
As of June 30, 2020, $58.6 million and $4.2 million aggregate principal amount of the Anixter 2023 Senior Notes and Anixter 2025 Senior Notes, respectively, were outstanding. Holders of any Anixter Senior Notes that remain outstanding are deemed to have consented to certain amendments to the relevant Anixter Indentures, including, among other things, amendments to exclude the Merger from the change of control provision.
7.125% Senior Notes due 2025
7.250% Senior Notes due 2028
On June 12, 2020, WESCO Distribution issued $1,500 million aggregate principal amount of 7.125% Senior Notes due 2025 (the “2025 Notes”) and $1,325 million aggregate principal amount of 7.250% Senior Notes due 2028 (the “2028 Notes” and, together with the 2025 Notes, the “Notes”). The 2025 Notes were issued at a price of 100.000% of the aggregate principal amount. The 2028 Notes were issued at a price of 99.244% of the aggregate principal amount.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The Notes were issued pursuant to, and are governed by, an indenture (the “Notes Indenture”), dated as of June 12, 2020, between the Company, WESCO Distribution and U.S. Bank National Association, as trustee (the “Trustee”). The Notes and related guarantees were issued in a private transaction exempt from the Securities Act of 1933, as amended (the “Securities Act”) and have not been, and will not be, registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from, or in a transaction not subject to the registration requirements of the Securities Act and other applicable securities laws.
The Company used the net proceeds from the issuance of the Notes, together with borrowings under its new and amended credit facilities and existing cash on hand, to finance the Merger and the other transactions contemplated by the Merger Agreement. The use of proceeds included (i) paying the cash portion of the Merger consideration to stockholders of Anixter, (ii) refinancing certain existing indebtedness of Anixter contemplated by the Merger Agreement, including financing the satisfaction and discharge, defeasance, redemption or other repayment in full of the 5.125% Senior Notes due 2021 of Anixter Inc., a wholly owned subsidiary of Anixter, and financing payments in connection with the Anixter Consent Solicitations and WESCO Tender Offers, as described above, (iii) refinancing other indebtedness of the Company, and (iv) paying fees, costs and expenses in connection with the foregoing.
The Notes are unsecured and unsubordinated obligations of WESCO Distribution and are guaranteed on an unsecured, unsubordinated basis by the Company and Anixter Inc. The 2025 Notes accrue interest at a rate of 7.125% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2020. The 2025 Notes will mature on June 15, 2025. The 2028 Notes accrue interest at a rate of 7.250% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2020. The 2028 Notes will mature on June 15, 2028.
WESCO Distribution may redeem all or a part of the 2025 Notes at any time prior to June 15, 2022 by paying a “make-whole” premium plus accrued and unpaid interest, if any, to but excluding the redemption date. In addition, at any time prior to June 15, 2022, WESCO Distribution may redeem up to 35% of the 2025 Notes with the net cash proceeds from certain equity offerings. On or after June 15, 2022, WESCO Distribution may redeem all or a part of the 2025 Notes on the redemption dates and at the redemption prices specified in the Notes Indenture. WESCO Distribution may redeem all or a part of the 2028 Notes at any time prior to June 15, 2023 by paying a “make-whole” premium plus accrued and unpaid interest, if any, to but excluding the redemption date. In addition, at any time prior to June 15, 2023, WESCO Distribution may redeem up to 35% of the 2028 Notes with the net cash proceeds from certain equity offerings. On or after June 15, 2023, WESCO Distribution may redeem all or a part of the 2028 Notes on the redemption dates and at the redemption prices specified in the Notes Indenture.
The Notes Indenture contains certain covenants that, among other things, limit (i) the Company’s and its subsidiaries’ ability to pay dividends on or repurchase the Company’s capital stock, incur liens on assets, engage in certain sale and leaseback transactions or sell certain assets, and (ii) the Company’s and any guarantor’s ability to sell all or substantially all of its assets to, or merge or consolidate with or into, other persons, in the case of each of the foregoing, subject to certain qualifications and exceptions, including the termination of certain of these covenants upon the Notes receiving investment grade credit ratings.
The Notes Indenture contains certain events of default, including, among other things, failure to make required payments, failure to comply with certain agreements or covenants, failure to pay or acceleration of certain other indebtedness, certain events of bankruptcy and insolvency, and failure to pay certain judgments. An event of default under the Notes Indenture will allow either the Trustee or the holders of at least 25% in aggregate principal amount of the applicable series of the then-outstanding Notes to accelerate, or in certain cases, will automatically cause the acceleration of the amounts due under the applicable series of Notes.
9. STOCKHOLDERS' EQUITY
Series A Preferred Stock
The Company's Board of Directors authorized 25,000 shares of fixed-rate reset cumulative perpetual preferred stock, Series A, with a liquidation preference of $25,000 per whole preferred share and a par value of $0.01 per share (the "Series A Preferred Stock"). Depositary shares, each representing a 1/1,000th interest in a share of Series A Preferred Stock, are registered under the Securities Act of 1933, as amended.
In connection with the Merger, as described in Note 4, the Company issued 21,611,534 depositary shares, representing an interest in approximately 21,612 shares of Series A Preferred Stock.
Holders of shares of the Series A Preferred Stock are entitled to receive, when, as and if declared by the Company's Board of Directors, cumulative cash dividends at an initial rate of 10.625% per annum of the $25,000 liquidation preference per share.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

On June 22, 2025, and every five-year period thereafter, the dividend rate on the Series A Preferred Stock resets and will be equal to the Five-year U.S. Treasury Rate plus a spread of 10.325%.
Holders of the Series A Preferred Stock are not entitled to convert or exchange their shares of Series A Preferred stock into shares of any of WESCO’s other classes or series of stock or into any other security of WESCO (other than upon a change of control involving the issuance of additional shares of common stock or other change of control transaction, in each case, approved by holders of common stock).
The Series A Preferred Stock has no stated maturity and will not be subject to any sinking fund, retirement fund or purchase fund or any other obligation of WESCO to redeem, repurchase or retire the Series A Preferred Stock.
Holders of the Series A Preferred Stock will have limited voting rights, including the right to elect two directors to the board of directors of the Company in the event dividends on the Series A Preferred Stock remain unpaid for the equivalent of six or more full quarterly dividend periods.
10. PENSION PLANS, POST-RETIREMENT BENEFITS AND OTHER BENEFITS
Defined Contribution Plans
WESCO Distribution sponsors a defined contribution retirement savings plan for the majority of its U.S. employees. The Company matches contributions made by employees at an amount equal to 50% of participants' total monthly contributions up to a maximum of 6% of eligible compensation. Contributions are made in cash and employees have the option to transfer balances allocated to their accounts into any of the available investment options. The Company may also make, subject to the Board of Directors' approval, a discretionary contribution to the defined contribution retirement savings plan covering U.S. participants if certain predetermined profit levels are attained. Due to the COVID-19 pandemic and its adverse effect on WESCO's results of operations, effective April 16, 2020, the Company indefinitely suspended matching employer contributions.
WESCO Distribution Canada LP, a wholly-owned subsidiary of the Company, sponsors a defined contribution plan for certain Canadian employees. The Company makes contributions in amounts ranging from 3% to 5% of participants' eligible compensation based on years of continuous service.
Anixter Inc. sponsors a defined contribution plan covering all of its non-union U.S. employees (the "Anixter Employee Savings Plan"). Participants in the Anixter Employee Savings Plan are eligible to enroll on their date of hire and are automatically enrolled approximately 60 days after their date of hire unless they opt out. The employer match for the Anixter Employee Savings Plan is to equal 50% of a participant's contribution up to 5% of the participant's compensation. Anixter Inc. will also make an annual contribution to the Anixter Employee Savings Plan on behalf of each active participant who is hired or rehired on or after July 1, 2015, or is not participating in the Anixter Inc. Pension Plan. The amount of the employer annual contribution is equal to either 2% or 2.5% of the participant’s compensation, as determined by the participant’s years of service. This contribution is in lieu of being eligible for the Anixter Inc. Pension Plan. Certain of Anixter Inc.'s foreign subsidiaries also have defined contribution plans. Contributions to these plans are based upon various levels of employee participation and legal requirements.
Deferred Compensation Plans
WESCO Distribution sponsors a deferred compensation plan (the "WESCO Deferred Compensation Plan") for select individuals that permits pre-tax deferrals of salary and bonus. Employees have the option to transfer balances allocated to their accounts in the WESCO Deferred Compensation Plan into any of the available investment options. The WESCO Deferred Compensation Plan is an unfunded plan. As of June 30, 2020 and December 31, 2019, the Company's obligation under the WESCO Deferred Compensation Plan was $24.4 million and $25.2 million, respectively, which was included in other noncurrent liabilities in the Condensed Consolidated Balance Sheets.
Anixter Inc. sponsors a non-qualified deferred compensation plan (the "Anixter Deferred Compensation Plan") that permits selected employees to make pre-tax deferrals of salary and bonus. Interest is accrued monthly on the deferred compensation balances based on the average ten-year Treasury note rate for the previous three months times a factor of 1.4, and the rate is further adjusted if certain financial goals are achieved. The Anixter Deferred Compensation Plan provides for benefit payments upon retirement, death, disability, termination or other scheduled dates determined by the participant. At June 30, 2020, the deferred compensation liabilities included in other current liabilities and other noncurrent liabilities in the Condensed Consolidated Balance Sheet were $3.8 million and $42.6 million, respectively.
Concurrent with the implementation of the Anixter Deferred Compensation Plan, the Company established a Rabbi Trust arrangement to provide for the liabilities associated with the deferred compensation plan and an executive non-qualified defined

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

benefit plan. The assets are invested in marketable securities. At June 30, 2020, $39.5 million was recorded in "Other assets" in the Condensed Consolidated Balance Sheets for this arrangement.
Defined Benefit Plans
WESCO sponsors a contributory defined benefit plan covering substantially all Canadian employees of EECOL and a Supplemental Executive Retirement Plan for certain executives of EECOL (the "EECOL SERP").
Anixter Inc. sponsors defined benefit pension plans in the U.S., which consist of the Anixter Inc. Pension Plan, the Executive Benefit Plan and the Supplemental Executive Retirement Plan (the "Anixter SERP") (together, the "Anixter Domestic Plans") and various defined benefit pension plans covering employees of foreign subsidiaries in Canada and Europe (together, the " Anixter Foreign Plans"). The Anixter Inc. Pension Plan was frozen to entrants first hired or rehired on or after July 1, 2015. The majority of these defined benefit pension plans are non-contributory, and with the exception of U.S. and Canada, cover substantially all full-time domestic employees and certain employees in other countries. Retirement benefits are provided based on compensation as defined in both the Anixter Domestic Plans and the Anixter Foreign Plans. The Anixter Domestic Plans are funded as required by the Employee Retirement Income Security Act of 1974 ("ERISA") and the IRS and all Anixter Foreign Plans as required by applicable foreign laws. The Anixter Inc. Executive Benefit Plan and the Anixter SERP are unfunded plans.
During the three and six months ended June 30, 2020, the Company made aggregate cash contributions of $0.8 million and $1.8 million, respectively, for all of the benefit plans described above.
For the six months ended June 30, 2020 and 2019, WESCO incurred total charges of $9.3 million and $18.9 million, respectively, for all of the benefit plans described above.
The following table sets forth the components of net periodic benefit costs for the defined benefit plans:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2020	2019	2020	2019
Service cost	$1,668	$1,139	$2,977	$2,288
Interest cost	1,288	1,080	2,325	2,169
Expected return on plan assets	(1,988)	(1,410)	(3,603)	(2,832)
Recognized actuarial gain(1)	26	(15)	53	(31)
Net periodic benefit cost	$994	$794	$1,752	$1,594
(1) For the three and six months ended June 30, 2020 and 2019, no amounts were reclassified from accumulated other comprehensive income (loss) into net (loss) income, respectively.
The service cost of $1.7 million and $1.1 million for the three months ended June 30, 2020 and 2019, respectively, and $3.0 million and $2.3 million for the six months ended June 30, 2020 and 2019, respectively, was reported as a component of selling, general and administrative expenses. The other components of net periodic benefit cost totaling a net benefit of $0.7 million and $0.3 million for the three months ended June 30, 2020 and 2019, respectively, and $1.2 million and $0.7 million for the six months ended June 30, 2020 and 2019, respectively, were presented as a component of net interest and other.
Other Benefits
As permitted by the Merger Agreement, Anixter granted restricted stock units prior to June 22, 2020 in the ordinary course of business to its employees and directors. These awards, which did not accelerate solely as a result of the Merger, were converted into cash-only settled WESCO phantom stock units, which vest ratably over a 3-year period. As of June 30, 2020, the estimated fair value of these awards was $11.3 million. The Company recognized compensation expense associated with these awards of $0.9 million for the three months ended June 30, 2020, which is reported as a component of selling, general and administrative expenses.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

11. FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, bank overdrafts and outstanding indebtedness. The Company uses a market approach to determine the fair value of its debt instruments, utilizing quoted prices in active markets, interest rates and other relevant information generated by market transactions involving similar instruments. Therefore, the inputs used to measure the fair value of the Company's debt instruments are classified as Level 2 within the fair value hierarchy.
The carrying value of our debt instruments with fixed interest rates was $3,729.9 million and $850.0 million as of June 30, 2020 and December 31, 2019, respectively. The estimated fair value of this debt was $3,899.2 million and $866.2 million, respectively. The reported carrying values of WESCO's other financial instruments, including indebtedness with variable interest rates, approximated their fair values as of June 30, 2020 and December 31, 2019.
The Company purchases foreign currency forward contracts to minimize the effect of fluctuating foreign currency-denominated accounts on its reported income. The foreign currency forward contracts are not designated as hedges for accounting purposes. The Company's strategy is to negotiate terms for its derivatives and other financial instruments to be highly effective, such that the change in the value of the derivative offsets the impact of the underlying hedge. Its counterparties to foreign currency forward contracts have investment-grade credit ratings. The Company regularly monitors the creditworthiness of its counterparties to ensure no issues exist which could affect the value of the derivatives.
The Company does not hedge 100% of its foreign currency-denominated accounts. In addition, the results of hedging can vary significantly based on various factors, such as the timing of executing the foreign currency forward contracts versus the movement of the currencies as well as the fluctuations in the account balances throughout each reporting period. The fair value of the foreign currency forward contracts is based on the difference between the contract rate and the current exchange rate. The fair value of the foreign currency forward contracts is measured using observable market information. These inputs would be considered Level 2 in the fair value hierarchy. At June 30, 2020, foreign currency forward contracts were revalued at then-current foreign exchange rates with the changes in valuation reflected directly in net interest and other in the Condensed Consolidated Statements of Income and Comprehensive Income (Loss) offsetting the transaction gain (loss) recorded on the foreign currency-denominated accounts. At June 30, 2020, the gross and net notional amounts of the foreign currency forward contracts outstanding were approximately $122.8 million. While all of the Company's foreign currency forward contracts are subject to master netting arrangements with its counterparties, assets and liabilities related to these contracts are presented on a gross basis within the Condensed Consolidated Balance Sheets. The gross fair value of assets and liabilities related to foreign currency forward contracts are immaterial.
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
In an effort to expand the Company's footprint in the Middle East, WESCO has been doing business since 2009 with WESTEC Supplies General Trading (“WESTEC”), an industrial equipment supplier headquartered in the United Arab Emirates. WESTEC has debt facilities comprised of a $5.8 million term loan and a $1.0 million line of credit to support its working capital requirements and joint sales efforts with WESCO. Due to the nature of WESCO’s arrangement with WESTEC, WESCO has provided a standby letter of credit under its revolving credit facility of up to $7.3 million as security for WESTEC’s debt facilities. As of June 30, 2020, WESTEC had outstanding indebtedness totaling $6.0 million. Management currently believes the estimated fair value of the noncontingent guarantee on the outstanding indebtedness is nominal and therefore a liability has not been recorded as of June 30, 2020.
13. INCOME TAXES
The effective tax rate for the three and six months ended June 30, 2020 was 24.0% and 67.3%, respectively. The effective tax rate for the three and six months ended June 30, 2019 was 21.6% and 21.7%, respectively. WESCO’s effective tax rate is typically impacted by the tax effect of intercompany financing, foreign tax rate differences, nondeductible expenses and state income taxes. The effective tax rates for the current year periods are higher than the corresponding prior year periods primarily due to expenses incurred by WESCO to complete the acquisition of Anixter.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

There have been no material adjustments to liabilities for uncertain tax positions since the last annual disclosure for the year ended December 31, 2019, except for preliminary amounts recorded in connection with the acquisition of Anixter, which totaled $30.0 million. In addition, the Company reassessed the realizability of certain deferred income tax assets acquired, including Anixter’s foreign tax credit carryforwards. As a result, the Company preliminary allocated $59.4 million to a foreign tax credit carryforward and $41.4 million to a related valuation allowance.
14. BUSINESS SEGMENTS
Prior to the completion of its merger with Anixter on June 22, 2020, as described in Note 4, WESCO had four operating segments that had been aggregated as one reportable segment. Effective on the date of acquisition, the Company added Anixter as a separate reportable segment. This is consistent with the manner in which WESCO's chief operating decision maker ("CODM") reviewed financial information during such period. In the third quarter, the Company intends to identify new operating segments that will be organized around three strategic business units. In connection with this change, the Company will consider performance measures that the CODM will review to assess each strategic business unit.
For the three and six months ended June 30, 2020 and June 30, 2019, the Company's CODM evaluated the performance of its operating segments based primarily on net sales, income from operations, and total assets. The results of operations of Anixter reflect the period from the acquisition date to June 30, 2020.
The following table sets forth segment information for the periods presented:

(In thousands)	Three Months Ended June 30, 2020
	WESCO	Anixter	Total
Net sales	$1,864,849	$221,857	$2,086,706
(Loss) income from operations	(3,097)	18,367	15,270

	Three Months Ended June 30, 2019
(In thousands)	WESCO	Anixter	Total
Net sales	$2,150,088	$—	$2,150,088
Income from operations	97,950	—	97,950

	Six Months Ended June 30, 2020
(In thousands)	WESCO	Anixter	Total
Net sales	$3,833,496	$221,857	$4,055,353
Income from operations	57,816	18,367	76,183

	Six Months Ended June 30, 2019
(In thousands)	WESCO	Anixter	Total
Net sales	$4,111,355	$—	$4,111,355
Income from operations	168,675	—	168,675

The following table sets forth total assets by reportable segment for the periods presented:

	As of
	June 30, 2020
(In thousands)	WESCO	Anixter	Total
Total assets	$4,937,973	$6,794,041	$11,732,014

	As of
	December 31, 2019
(In thousands)	WESCO	Anixter	Total
Total assets	$5,017,635	$—	$5,017,635

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

15. SUBSEQUENT EVENTS
On July 17, 2020, WESCO announced that its Board of Directors declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of common stock of WESCO, par value $0.01 per share (“WESCO Common Stock”), and adopted a stockholder rights plan, as set forth in the Rights Agreement, dated as of July 17, 2020 (the “Rights Agreement”), by and between WESCO and Computershare Trust Company, N.A., as rights agent. The dividend is payable on July 27, 2020 to WESCO stockholders of record as of the close of business on July 27, 2020. The Rights Agreement provides that the Rights will expire on July 16, 2021.
In general terms, the Rights Agreement works by imposing a significant penalty upon any person or group which acquires 10% or more (15% or more in the case of passive investors filing statements on Schedule 13G) of the outstanding WESCO Common Stock without the approval of the Board. However, passive investors filing statements on Schedule 13G will not benefit from the higher threshold if they subsequently file a statement on Schedule 13D and, at such time or anytime thereafter, beneficially own 10% or more of the outstanding WESCO Common Stock, unless such investors reduce their ownership to below 10% within 10 days from such filing. If a person or group beneficially owns 10% or more (or, in the case of passive investors filing statements on Schedule 13G, 15% or more) of WESCO Common Stock at the time of the adoption of the rights plan, such person’s or group’s ownership will be “grandfathered” at the level of their ownership at the time of the adoption of the rights plan, but the rights would become exercisable if such person or group subsequently acquires any additional shares of WESCO Common Stock. The Rights Agreement will not interfere with any merger or other business combination approved by the Board.
On August 6, 2020, WESCO entered into a Consent Agreement with the Competition Bureau of Canada (“Bureau”) regarding its merger with Anixter International. The Consent Agreement involves a commitment to divest the legacy WESCO Utility and Datacom businesses in Canada, which had total sales of approximately $150 million in 2019. The closing of the merger transaction with Anixter, as disclosed in Note 4, occurred after the expiry of the applicable waiting period under Canadian competition law. WESCO has been working cooperatively with the Bureau, and the Consent Agreement reflects an agreement to settle outstanding matters. The process to divest the businesses has commenced and is expected to be completed expeditiously. The net proceeds realized from the divestiture of the businesses will be used to repay indebtedness.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with the information in the unaudited condensed consolidated financial statements and notes thereto included herein and WESCO International, Inc.’s audited Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in its 2019 Annual Report on Form 10-K. The matters discussed herein may contain forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from expectations. Certain of these risks are set forth in WESCO International, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as well as WESCO International, Inc.’s other reports filed with the Securities and Exchange Commission ("SEC").
Company Overview
WESCO International, Inc. (“WESCO International”), incorporated in 1993 and effectively formed in February 1994 upon acquiring a distribution business from Westinghouse Electric Corporation, is a leading provider of business-to-business distribution, logistics services and supply chain solutions.
On June 22, 2020, WESCO completed its previously announced acquisition of Anixter International Inc., a Delaware corporation (“Anixter”). Pursuant to the terms of the Agreement and Plan of Merger, dated as of January 10, 2020 (the “Merger Agreement”), by and among Anixter, WESCO and Warrior Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of WESCO (“Merger Sub”), Merger Sub was merged with and into Anixter (the “Merger”), with Anixter surviving the Merger and continuing as a wholly owned subsidiary of WESCO.
As a result of the Merger, the Company now employs over 18,000 people, maintains relationships with over 30,000 suppliers, and serves more than 150,000 customers worldwide. With nearly 1,500,000 products, end-to-end supply chain services, and leading digital capabilities, WESCO provides innovative solutions to meet current customer needs across commercial and industrial businesses, contractors, government agencies, institutions, telecommunications providers, and utilities. WESCO operates nearly 800 branch and warehouse locations in over 50 countries, providing a local presence for customers and a global network to serve multi-location businesses and multi-national corporations.
Prior to the completion of its merger with Anixter on June 22, 2020, as described in Note 4, WESCO had four operating segments that had been aggregated as one reportable segment. Effective on the date of acquisition, the Company added Anixter as a separate reportable segment. This is consistent with the manner in which WESCO's chief operating decision maker ("CODM") reviewed financial information during such period. In the third quarter, the Company intends to identify new operating segments that will be organized around three strategic business units. In connection with this change, the Company will consider performance measures that the CODM will review to assess each strategic business units. For the three and six months ended June 30, 2020 and June 30, 2019, the Company's CODM evaluated the performance of its operating segments based primarily on net sales, income from operations, and total assets.
Our financial results for the first six months of 2020 reflect the unfavorable business conditions caused by the COVID-19 pandemic, offset by cost reduction actions taken in response to such conditions, as well as the merger with Anixter. Net sales decreased $56.0 million, or 1.4%, over the same period last year. Cost of goods sold as a percentage of net sales was 81.0% and 80.7% for the first six months of 2020 and 2019, respectively. Selling, general and administrative ("SG&A") expenses as a percentage of net sales were 16.3% and 14.4% for the first six months of 2020 and 2019, respectively. Operating profit was $76.2 million for the current six month period, compared to $168.7 million for the first six months of 2019. Adjusted for $78.0 million of transaction costs related to our merger with Anixter, SG&A expenses as a percentage of nets sales were 14.3%, and operating profit was $154.1 million for the six months ended June 30, 2020. As further adjusted for the nine days of legacy Anixter results, SG&A expenses were $557.5 million, or 14.5% of net sales, and operating profit was $135.8 million. Net loss attributable to common stockholders for the six months ended June 30, 2020 was $1.4 million, compared to net income of $105.8 million for the comparable prior period. Loss per diluted share for the first six months of 2020 was $0.03, based on 42.3 million diluted shares, compared to earnings per diluted share of $2.37 for the first six months of 2019, based on 44.7 million diluted shares. Adjusted for merger-related costs, earnings per diluted share for the six months ended June 30, 2020 was $2.28, based on 42.0 million adjusted diluted shares. As further adjusted for the nine days of legacy Anixter results, earnings per diluted share was $1.95, based on 42.0 million adjusted diluted shares.
As further discussed below, through the second quarter of 2020, the COVID-19 pandemic has had a significant impact on our business and negatively impacted our results of operations. We expect these negative impacts to continue into the third quarter, and potentially longer, depending on the duration and severity of the COVID-19 pandemic. Events and factors relating to the COVID-19 pandemic include limitations on the ability of our suppliers to manufacture or procure the products we sell or to meet delivery requirements and commitments; disruptions to our global supply chains; limitations on the ability of our employees to perform their work due to travel or other restrictions; limitations on the ability of carriers to deliver our products

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

to our customers; limitations on the ability of our customers to conduct their business and purchase our products and services, or pay us on a timely basis; and disruptions to our customers’ purchasing patterns.
We are taking actions in response to the COVID-19 pandemic. Our top priority is the health and safety of our employees. The products and services that we provide are integral to the daily operations of our essential business customers. To date, our branch locations have remained operational consistent with governmental and public health authority directives. Beginning in March 2020, and continuing throughout the second quarter, we have taken actions to reduce costs consistent with the expected decline in demand, including reductions in administrative expenses, payroll and benefits, and other spending across the company. Given the ongoing uncertainty regarding the duration and scope of the COVID-19 pandemic, we are continuing to monitor the situation and may take further actions in light of future developments.
We will work to prepare our business to respond to the needs of our customers. While, at the end of the second quarter of 2020, many of the areas in which we operate had begun to ease or lift restrictions, some of these restrictions have been re-imposed in the wake of resurgences of COVID-19 cases. We cannot predict the timeframe for recovery of our customer’s demand for our products and services. The extent to which the COVID-19 pandemic will continue to impact our business and financial results going forward will depend on the duration and scope of the crisis, future government actions and the overall impact of the COVID-19 pandemic on the global economy and capital markets, among other factors, all of which remain highly uncertain and unpredictable.
Cash Flow
We generated $132.7 million of operating cash flow for the first six months of 2020. Investing activities included $3,708.3 million to fund a portion of the merger with Anixter, as described in Note 4 of our Notes to the unaudited Condensed Consolidated Financial Statements, and $27.2 million of capital expenditures. Financing activities were comprised of $2,815.0 million of net proceeds from the issuance of senior unsecured notes to finance a portion of the merger with Anixter, borrowings and repayments of $875.3 million and $425.6 million, respectively, related to our prior and new revolving credit facilities, as well as borrowings and repayments of $700.0 million and $155.0 million, respectively, related to our accounts receivable securitization facility. Financing activities for the first six months of 2020 also included net repayments related to our various international lines of credit of approximately $10.5 million.
Financing Availability
On June 22, 2020, in connection with the Merger, we entered into a $1,100 million revolving credit facility (the “Revolving Credit Facility”), as a replacement of our existing revolving credit facility entered into on September 26, 2019. Also concurrent with the completion of the Merger, we amended our accounts receivable securitization facility (the “Receivables Facility”). As of June 30, 2020, we had $584.8 million in total available borrowing capacity under our Revolving Credit Facility, which was comprised of $484.5 million of availability under the U.S. sub-facility and $100.3 million of availability under the Canadian sub-facility. Available borrowing capacity under our Receivables Facility was $65.0 million. The Revolving Credit Facility and the Receivables Facility mature in June 2025 and June 2023, respectively.
Critical Accounting Policies and Estimates
We adopted Accounting Standards Update (ASU) 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, effective January 1, 2020.
We adopted ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, in the first quarter of 2020.
See Note 2 of our Notes to the unaudited Condensed Consolidated Financial Statements for information regarding our significant accounting policies.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Results of Operations
Second Quarter of 2020 versus Second Quarter of 2019
The following table sets forth the percentage relationship to net sales of certain items in our Condensed Consolidated Statements of (Loss) Income and Comprehensive Income for the periods presented:

	Three Months Ended
	June 30
	2020	2019
Net sales	100.0%	100.0%
Cost of goods sold (excluding depreciation and amortization)	81.1	81.0
Selling, general and administrative expenses	17.2	13.8
Depreciation and amortization	1.0	0.6
Income from operations	0.7	4.6
Net interest and other	2.9	0.8
(Loss) income before income taxes	(2.2)	3.8
Income tax (benefit) expense	(0.5)	0.8
Net (loss) income attributable to WESCO International	(1.7)%	3.0%
Preferred stock dividends	—%	—%
Net (loss) income attributable to common stockholders	(1.7)%	3.0%

The following tables set forth net sales and income from operations by segment for the periods presented:

	Three Months Ended
	June 30, 2020
	WESCO	Anixter	Total
	(In thousands)
Net sales	$1,864,849	$221,857	$2,086,706
(Loss) income from operations	(3,097)	18,367	15,270

	Three Months Ended
	June 30, 2019
	WESCO	Anixter	Total
	(In thousands)
Net sales	$2,150,088	$—	$2,150,088
Income from operations	97,950	—	97,950

Net sales were $2.1 billion for the second quarter of 2020, compared to $2.2 billion for the second quarter of 2019, a decrease of 2.9%. Organic sales for the second quarter of 2020 declined by 12.3% as the Anixter merger positively impacted net sales by 10.3%.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

The following table sets forth organic sales growth for the period presented:

Three Months Ended
June 30, 2020
Change in net sales	(2.9)%
Impact from acquisitions	10.3%
Impact from foreign exchange rates	(0.9)%
Impact from number of workdays	—%
Organic sales growth	(12.3)%
Note: Organic sales growth is a non-GAAP financial measure of sales performance. Organic sales growth is calculated by deducting the percentage impact from acquisitions in the first year of ownership, foreign exchange rates and number of workdays from the overall percentage change in consolidated net sales.
Cost of goods sold for the second quarter of 2020 and 2019 was $1.7 billion, and gross profit was $393.8 million and $409.0 million, respectively. As a percentage of net sales, cost of goods sold was 81.1% and 81.0% for the second quarter of 2020 and 2019, respectively.
SG&A expenses for the second quarter of 2020 totaled $359.8 million versus $295.9 million for the second quarter of 2019. As a percentage of net sales, SG&A expenses were 17.2% and 13.8%, respectively. The increase in SG&A expenses primarily reflects the impact of the merger with Anixter and related transaction costs, partially offset by the effect of cost actions taken in response to the unfavorable business conditions caused by the COVID-19 pandemic. Adjusted for merger-related transaction costs of $73.3 million, SG&A expenses were $286.4 million, or 13.7% of net sales, for the second quarter of 2020. As further adjusted for the nine days of legacy Anixter results, SG&A expenses were $262.8 million, or 14.1% of net sales.
SG&A payroll expenses for the second quarter of 2020 of $226.8 million increased by $23.1 million compared to the same period in 2019 primarily due to the merger with Anixter. Excluding the impact of the merger, SG&A payroll expenses were down $11.3 million due to lower salaries and wages, variable compensation expense and benefit costs.
Depreciation and amortization for the second quarter of 2020 was $18.8 million, compared to $15.2 million for the second quarter of 2019. The increase of $3.6 million is primarily attributable to the amortization of identifiable intangible assets acquired in the merger with Anixter.
Net interest and other totaled $60.6 million for the second quarter of 2020, compared to $17.3 million for the second quarter of 2019. Net interest and other for the second quarter of 2020 includes $44.7 million of merger-related financing and interest costs, of which $33.5 million was non-recurring.
The provision for income taxes was a benefit of $10.9 million for the second quarter of 2020, compared to expense of $17.4 million in last year's comparable period, and the effective tax rate was 24.0% and 21.6%, respectively. The higher effective tax rate in the current quarter is primarily due to costs incurred to complete the merger with Anixter. Excluding the impact of the merger, the effective tax rate for the current quarter would have been approximately 22%.
Net loss for the second quarter of 2020 was $34.5 million, compared to net income of $63.2 million for the second quarter of 2019.
Net income of less than $0.1 million and net loss of $0.2 million was attributable to noncontrolling interests for the second quarter of 2020 and 2019, respectively.
Preferred stock dividends expense of $1.3 million for the second quarter of 2020 relates to the fixed-rate reset cumulative perpetual preferred stock, Series A, that was issued in connection with the merger.
Net loss and loss per diluted share attributable to common stockholders were $35.8 million and $0.84 per diluted share, respectively, for the second quarter of 2020, compared with net income and earnings per diluted share of $63.5 million and $1.45 per diluted share, respectively, for the second quarter of 2019. Adjusted for merger-related costs, earnings per diluted share for the second quarter of 2020 was $1.36, based on 42.0 million adjusted diluted shares. As further adjusted for the nine days of legacy Anixter results, earnings per diluted share was $1.04, based on 42.0 million adjusted diluted shares.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

The following table provides supplemental financial information that adjusts for the effect of the Anixter merger on the Company's reported results. Management believes such presentation improves the comparability of legacy WESCO's financial performance for the periods presented:

Adjusted Net Income Attributable to Common Stockholders and Adjusted Earnings Per Diluted Share:	Three Months Ended					Three Months Ended
	June 30, 2020					June 30, 2019
(In thousands, except per share data)	Reported	Adjustments(1)	Adjusted Consolidated	Anixter(2)	Adjusted WESCO	Reported
Net sales	$2,086,706	$—	$2,086,706	$221,857	$1,864,849	$2,150,088
Cost of goods sold (excluding depreciation and amortization)	1,692,931	—	1,692,931	176,743	1,516,188	1,741,114
Selling, general and administrative expenses	359,750	73,345	286,405	23,655	262,750	295,842
Depreciation and amortization	18,755	—	18,755	3,092	15,663	15,182
Income from operations	15,270	(73,345)	88,615	18,367	70,248	97,950
Net interest and other	60,583	44,738	15,845	543	15,302	17,307
(Loss) income before income taxes	(45,313)	(118,083)	72,770	17,824	54,946	80,643
Income tax (benefit) expense	(10,854)	(26,363)	15,509	3,961	11,548	17,428
Net (loss) income	(34,459)	(91,720)	57,261	13,863	43,398	63,215
Net income (loss) attributable to noncontrolling interests	47	—	47	209	(162)	(249)
Net (loss) income attributable to WESCO International, Inc.	(34,506)	(91,720)	57,214	13,654	43,560	63,464
Preferred stock dividends	1,276	1,276	—	—	—	—
Net (loss) income attributable to common stockholders	$(35,782)	$(92,996)	$57,214	$13,654	$43,560	$63,464

Adjusted diluted shares(3)	42,683		41,969		41,969	43,816
Adjusted earnings per diluted share	$(0.84)		$1.36		$1.04	$1.45
(1) Reflects merger-related transaction costs of $73.3 million and merger-related financing and interest costs of $44.7 million.
(2) Represents Anixter's results for the nine day period from June 22, 2020 to June 30, 2020.
(3) Adjusted diluted shares for the three and six months ended June 30, 2020 exclude the weighted-average impact of approximately 8.15 million shares of common stock issued as equity consideration to fund a portion of the merger with Anixter.
Note: Adjusted consolidated net income attributable to common stockholders is defined as net income (loss) attributable to common stockholders, plus: 1) merger-related costs, 2) merger-related financing and interest costs, and 3) preferred stock dividends, less the income tax effect of such merger-related adjustments (as applicable). Adjusted earnings per diluted share is computed by dividing adjusted net income attributable to common stockholders by the weighted-average common shares outstanding and common share equivalents, excluding the impact of common stock issued as equity consideration to fund a portion of the merger with Anixter. Adjusted WESCO net income attributable to common stockholders is defined as adjusted net income attributable to common stockholders excluding nine days of legacy Anixter results. Adjusted WESCO earnings per diluted share is computed by dividing adjusted WESCO net income attributable to common stockholders by the weighted-average common shares outstanding and common share equivalents, excluding the impact of common stock issued as equity consideration to fund a portion of the merger with Anixter. The Company believes that these non-GAAP financial measures are useful to investors' overall understanding of the Company's current financial performance and provides a consistent measure for assessing the current and historical financial results.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Six Months Ended June 30, 2020 versus Six Months Ended June 30, 2019
The following table sets forth the percentage relationship to net sales of certain items in our Condensed Consolidated Statements of (Loss) Income and Comprehensive Income (Loss) for the periods presented:

	Six Months Ended
	June 30
	2020	2019
Net sales	100.0%	100.0%
Cost of goods sold (excluding depreciation and amortization)	81.0	80.7
Selling, general and administrative expenses	16.3	14.4
Depreciation and amortization	0.8	0.8
Income from operations	1.9	4.1
Net interest and other	1.9	0.8
(Loss) income before income taxes	—	3.3
Income tax (benefit) expense	—	0.7
Net (loss) income attributable to WESCO International	—%	2.6%
Preferred stock dividends	—%	—%
Net (loss) income attributable to common stockholders	—%	2.6%

The following tables set forth net sales and income from operations by segment for the periods presented:

	Six Months Ended
	June 30, 2020
	WESCO	Anixter	Total
	(In thousands)
Net sales	$3,833,496	$221,857	$4,055,353
Income from operations	57,816	18,367	76,183

	Six Months Ended
	June 30, 2019
	WESCO	Anixter	Total
	(In thousands)
Net sales	$4,111,355	$—	$4,111,355
Income from operations	168,675	—	168,675

Net sales were $4.1 billion for the first six months of 2020 and 2019, a decrease of 1.4%. Organic sales for the first six months of 2020 declined by 7.3% as the Anixter merger on June 22, 2020 positively impacted net sales by 5.6%.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

The following table sets forth organic sales growth for the period presented:

Six Months Ended
June 30, 2020
Change in net sales	(1.4)%
Impact from acquisitions	5.6%
Impact from foreign exchange rates	(0.5)%
Impact from number of workdays	0.8%
Organic sales growth	(7.3)%
Note: Organic sales growth is a non-GAAP financial measure of sales performance. Organic sales growth is calculated by deducting the percentage impact from acquisitions in the first year of ownership, foreign exchange rates and number of workdays from the overall percentage change in consolidated net sales.
Cost of goods sold for the first six months of 2020 and 2019 was $3.3 billion. As a percentage of net sales, cost of goods sold was 81.0% and 80.7%, respectively.
SG&A expenses for the first six months of 2020 totaled $659.1 million versus $592.4 million for the first six months of 2019. As a percentage of net sales, SG&A expenses were 16.3% and 14.4%, respectively. The increase in SG&A expenses primarily reflects the impact of the merger with Anixter and related transaction costs, partially offset by the effect of cost actions taken in response to the unfavorable business conditions caused by the COVID-19 pandemic. Adjusted for merger-related transaction costs of $78.0 million, SG&A expenses were $581.2 million, or 14.3% of net sales, for the first six months of 2020. As further adjusted for the nine days of legacy Anixter results, SG&A expenses were $557.5 million, or 14.5% of net sales.
SG&A payroll expenses for first six months of 2020 of $430.4 million increased by $20.1 million compared to the same period in 2019 primarily due to the merger with Anixter. Excluding the impact of the merger, SG&A payroll expenses were down $8.2 million due to lower salaries and wages, variable compensation expense and benefit costs.
Depreciation and amortization for the first six months of 2020 was $34.8 million, compared to $30.4 million for the first six months of 2019. The increase of $4.4 million is primarily attributable to the amortization of identifiable intangible assets acquired in the merger with Anixter.
Net interest and other totaled $77.1 million for the first six months of 2020, compared to $34.4 million for the first six months 2019. Net interest and other for the first six months of 2020 includes $45.3 million of merger-related financing and interest costs, of which $33.5 million was non-recurring.
The provision for income taxes was a benefit $0.6 million for the first six months of 2020, compared to expense of $29.1 million in last year's comparable period, and the effective tax rate was 67.3% and 21.7%, respectively. The higher effective tax rate in the current period is primarily due to costs incurred to complete the merger with Anixter. Excluding the impact of the merger, the effective tax rate for the current quarter would have been approximately 22%.
Net loss for the first six months of 2020 was $0.3 million, compared to net income of $105.2 million for the first six months of 2019.
Net loss of $0.2 million and $0.7 million was attributable to noncontrolling interests for the first six months of 2020 and 2019, respectively.
Preferred stock dividends expense of $1.3 million for the first six months of 2020 relates to the fixed-rate reset cumulative perpetual preferred stock, Series A, that was issued in connection with the merger.
Net loss and loss per diluted share attributable to common stockholders were $1.4 million and $0.03 per diluted share, respectively, for the first six months of 2020, compared with net income and earnings per diluted share of $105.8 million and $2.37 per diluted share, respectively, for the first six months of 2019. Adjusted for merger-related costs, earnings per diluted share for the current six month period was $2.28, based on 42.0 million adjusted diluted shares. As further adjusted for the nine days of legacy Anixter results, earnings per diluted share was $1.95, based on 42.0 million adjusted diluted shares.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

The following table provides supplemental financial information that adjusts for the effect of the Anixter merger on the Company's reported results. Management believes such presentation improves the comparability of legacy WESCO's financial performance for the periods presented:

Adjusted Net Income Attributable to Common Stockholders and Adjusted Earnings Per Diluted Share:	Six Months Ended					Six Months Ended
	June 30, 2020					June 30, 2019
(In thousands, except per share data)	Reported	Adjustments(1)	Adjusted Consolidated	Anixter(2)	Adjusted WESCO	Reported
Net sales	$4,055,353	$—	$4,055,353	$221,857	$3,833,496	$4,111,355
Cost of goods sold (excluding depreciation and amortization)	3,285,179	—	3,285,179	176,743	3,108,436	3,319,886
Selling, general and administrative expenses	659,143	77,953	581,190	23,655	557,535	592,370
Depreciation and amortization	34,848	—	34,848	3,092	31,756	30,424
Income from operations	76,183	(77,953)	154,136	18,367	135,769	168,675
Net interest and other	77,055	45,253	31,802	543	31,259	34,427
(Loss) income before income taxes	(872)	(123,206)	122,334	17,824	104,510	134,248
Income tax (benefit) expense	(587)	(27,492)	26,905	3,961	22,944	29,084
Net (loss) income	(285)	(95,714)	95,429	13,863	81,566	105,164
Net (loss) income attributable to noncontrolling interests	(185)	—	(185)	209	(394)	(668)
Net (loss) income attributable to WESCO International, Inc.	(100)	(95,714)	95,614	13,654	81,960	105,832
Preferred stock dividends	1,276	1,276	—	—	—	—
Net (loss) income attributable to common stockholders	$(1,376)	$(96,990)	$95,614	$13,654	$81,960	$105,832

Adjusted diluted shares(3)	42,260		42,009		42,009	44,661
Adjusted earnings per diluted share	$(0.03)		$2.28		$1.95	$2.37
(1) Reflects merger-related transaction costs of $78.0 million and merger-related financing and interest costs of $45.3 million.
(2) Represents Anixter's results for the nine day period from June 22, 2020 to June 30, 2020.
(3) Adjusted diluted shares for the three and six months ended June 30, 2020 exclude the weighted-average impact of approximately 8.15 million shares of common stock issued as equity consideration to fund a portion of the merger with Anixter.
Note: Adjusted consolidated net income attributable to common stockholders is defined as net income (loss) attributable to common stockholders, plus: 1) merger-related costs, 2) merger-related financing and interest costs, and 3) preferred stock dividends, less the income tax effect of such merger-related adjustments (as applicable). Adjusted earnings per diluted share is computed by dividing adjusted net income attributable to common stockholders by the weighted-average common shares outstanding and common share equivalents, excluding the impact of common stock issued as equity consideration to fund a portion of the merger with Anixter. Adjusted WESCO net income attributable to common stockholders is defined as adjusted net income attributable to common stockholders excluding nine days of legacy Anixter results. Adjusted WESCO earnings per diluted share is computed by dividing adjusted WESCO net income attributable to common stockholders by the weighted-average common shares outstanding and common share equivalents, excluding the impact of common stock issued as equity consideration to fund a portion of the merger with Anixter. The Company believes that these non-GAAP financial measures are useful to investors' overall understanding of the Company's current financial performance and provides a consistent measure for assessing the current and historical financial results.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Liquidity and Capital Resources
Total assets were $11.7 billion and $5.0 billion at June 30, 2020 and December 31, 2019, respectively. Total liabilities were $8.6 billion and $2.8 billion at June 30, 2020 and December 31, 2019, respectively. Total stockholders' equity was $3.1 billion and $2.3 billion at June 30, 2020 and December 31, 2019, respectively.
Our liquidity needs generally arise from fluctuations in our working capital requirements, capital expenditures, acquisitions and debt service obligations. As of June 30, 2020, we had $584.8 million in available borrowing capacity under our Revolving Credit Facility and $65.0 million in available borrowing capacity under our Receivables Facility, which combined with available cash of $168.7 million, provided liquidity of $818.5 million. Cash included in our determination of liquidity represents cash in deposit and interest bearing investment accounts. We believe cash provided by operations and financing activities will be adequate to cover our operational and business needs for at least the next twelve months. In addition, we regularly review our mix of fixed versus variable rate debt, and we may, from time to time, issue or retire borrowings and/or refinance existing debt in an effort to mitigate the impact of interest rate and foreign exchange rate fluctuations, and to maintain a cost-effective capital structure consistent with our anticipated capital requirements. At June 30, 2020, approximately 72% of our debt portfolio was comprised of fixed rate debt.
In connection with the Merger, we obtained debt financing comprised of senior unsecured notes in aggregate principal amount of $2.8 billion, a new senior secured asset-based revolving credit facility in aggregate principal amount of $1.1 billion, and an amended account receivable securitization facility with a purchase limit up to $1.0 billion. Prior to the completion of the merger, we also simultaneously entered into tender offers and consent solicitations with respect to Anixter's 5.50% Senior Notes due 2023 and 6.00% Senior Notes due 2025 (collectively, the "Anixter Senior Notes"). Upon the expiration and settlement of the tender offers and consent solicitations, approximately $63 million in aggregate principal amount of the Anixter Senior Notes remain outstanding.
We used the net proceeds from the issuance of senior unsecured notes, together with borrowings under the new senior secured asset-based revolving credit facility and amended accounts receivable securitization facility, as well as existing cash on hand to consummate the merger. Over the next several quarters, it is expected that excess liquidity will be directed primarily at debt reduction and merger-related integration activities, and we expect to maintain sufficient liquidity through our credit facilities and cash balances. We anticipate capital expenditures in 2020 to be sufficient to support our business initiatives.
We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions. We also communicate on a regular basis with our lenders regarding our financial and working capital performance, liquidity position and financial leverage. Our financial leverage ratio was 5.7 as of June 30, 2020, on a pro forma basis, and 2.6 as of December 31, 2019, as reported. In addition, we are in compliance with all covenants and restrictions contained in our debt agreements as of June 30, 2020.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

The following table sets forth our financial leverage ratio for the periods presented:

	Pro Forma(1)	Reported
	Twelve Months Ended
(In millions of dollars, except ratio)	June 30, 2020	December 31, 2019
Net income attributable to WESCO International	$319.6	$223.4
Net loss attributable to noncontrolling interests	(1.2)	(1.2)
Preferred stock dividends	1.3	—
Income tax expense	54.5	59.9
Interest expense, net	177.2	64.2
Depreciation and amortization	132.7	62.1
EBITDA	$684.1	$408.4
Stock-based compensation	47.4	19.1
Foreign exchange and other	4.0	0.6
Merger-related costs	122.3	3.1
Adjusted EBITDA	857.8	431.2

	As of
	June 30, 2020	December 31, 2019
Short-term borrowings and current debt	$27.7	$26.7
Long-term debt	5,068.5	1,257.1
Debt discount and debt issuance costs (2)	96.3	8.8
Fair value adjustments to Anixter Senior Notes due 2023 and 2025(2)	(2.0)	—
Total debt	5,190.5	1,292.6
Less: Cash and cash equivalents	265.2	150.9
Total debt, net of cash	$4,925.3	$1,141.7

Financial leverage ratio	5.7	2.6
(1)Pro forma EBITDA and pro forma adjusted EBITDA for the trailing twelve month period ended June 30, 2020 gives effect to the combination of WESCO and Anixter as if it had occurred at the beginning of such period. Pro forma financial leverage ratio is calculated by dividing total debt, excluding debt discount, debt issuance costs and fair value adjustments, net of cash, by pro forma adjusted EBITDA.
(2)Long-term debt is presented in the condensed consolidated balance sheets net of debt discount and debt issuance costs, and include adjustments to record the long-term debt assumed in the merger with Anixter at its acquisition date fair value.
Note: Financial leverage is a non-GAAP measure of the use of debt. Financial leverage ratio is calculated by dividing total debt, excluding debt discount, debt issuance costs and fair value adjustments, net of cash, by adjusted EBITDA. EBITDA is defined as the trailing twelve months earnings before interest, taxes, depreciation and amortization. Adjusted EBITDA is defined as the trailing twelve months EBITDA before non-cash stock-based compensation, foreign exchange and other non-operating expenses, and costs associated with the merger with Anixter.
As a result of the Tax Cuts and Jobs Act of 2017 (the "TCJA"), we reevaluated our intent and ability to repatriate foreign earnings. Consequently, during the years ended December 31, 2019 and 2018, we repatriated a portion of the previously taxed earnings attributable to our foreign operations. We continue to assert that the remaining undistributed earnings of our foreign subsidiaries, the majority of which were subject to the one-time tax imposed by the TCJA, are indefinitely reinvested. Upon any future repatriation, additional tax expense or benefit may be incurred; however, it is not practicable to determine the amount at such time.
Certain triggering events occurred during the first quarter of 2020, including the effect of the ongoing macroeconomic disruption and uncertainty caused by the COVID-19 pandemic, as well as the decline in our share price and market capitalization, both of which indicated that the carrying value of goodwill and indefinite-lived intangible assets may not be recoverable. Accordingly, we performed an interim test for impairment as of March 31, 2020. Goodwill was tested for

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

impairment on a reporting unit level and the evaluation involved comparing the fair value of each reporting unit to its carrying value. The fair values of our reporting units were determined using a combination of a discounted cash flow analysis and market multiples. We evaluated the recoverability of indefinite-lived intangible assets using the relief-from-royalty method based on projected financial information. There were no impairment losses identified as a result of this interim test.
During the three months ended June 30, 2020, we did not note any triggering events or substantive changes, particularly as it relates to the underlying assumptions and factors around our expected operating margins and discount rate, which would require an interim evaluation of impairment of goodwill or indefinite-lived intangible assets. Due to the ongoing significant uncertainty surrounding the current macroeconomic environment and conditions in the markets in which we operate, there can be no assurance that the carrying values of our reporting units will exceed their fair values in the future, and that goodwill and indefinite-lived intangible assets will be fully recoverable.
Cash Flow
Operating Activities. Net cash generated from operations for the first six months of 2020 totaled $132.7 million, compared with net cash used in operating activities of $8.8 million for the first six months of 2019. Operating activities included net loss of $0.3 million and adjustments to net loss totaling $43.4 million. Other sources of cash in the first six months of 2020 included an increase in other current and noncurrent liabilities of $93.8 million, a decrease in inventories of $55.4 million, a decrease in trade accounts receivable of $29.3 million, a decrease in other accounts receivable of $20.5 million, and an increase in accrued payroll and benefit costs of $1.7 million. Primary uses of cash in the first six months of 2020 included: a decrease in accounts payable of $83.1 million; and, an increase in prepaid expenses and other assets of $28.1 million.
Net cash used in operating activities for the first six months of 2019 totaled $8.8 million, which included net income of $105.2 million and adjustments to net income totaling $44.4 million. Primary uses of cash in the first six months of 2019 included: an increase in trade accounts receivable of $157.4 million resulting from higher sales in the latter part of the quarter; a decrease in accrued payroll and benefit costs of $43.7 million resulting from the payment of management incentive compensation earned in 2018; an increase in inventories of $39.7 million primarily to support growth in our business; an increase in prepaid expenses and other assets of $7.7 million; and, a decrease in other current and noncurrent liabilities of $4.5 million. Sources of cash in the first six months of 2019 included an increase in accounts payable of $62.5 million, and a decrease in other accounts receivable of $32.2 million due primarily to the collection of supplier volume rebates earned in 2018.
Investing Activities. Net cash used in investing activities for the first six months of 2020 was $3,728.0 million, compared with $50.3 million used during the first six months of 2019. Included in the first six months of 2020 was $3,708.3 million to fund a portion of the merger with Anixter, as described in Note 4 of our Notes to the unaudited Condensed Consolidated Financial Statements. For the first six months of 2020, we made payments of $27.7 million to acquire Sylvania Lighting Solutions ("SLS"). Capital expenditures were $27.2 million for the six month period ended June 30, 2020, compared to $21.4 million for the six month period ended June 30, 2019.
Financing Activities. Net cash provided by financing activities for the first six months of 2020 was $3,713.0 million, compared to $50.0 million for the first six months of 2019. During the first six months of 2020, financing activities consisted of $2,815.0 million of net proceeds from the issuance of senior unsecured notes to finance a portion of the merger with Anixter, borrowings and repayments of $875.3 million and $425.6 million, respectively, related to our prior and amended revolving credit facilities, as well as borrowings and repayments of $700.0 million and $155.0 million, respectively, related to the Receivables Facility. Financing activities for the first six months of 2020 also included net repayments related to our various international lines of credit of approximately $10.5 million. Additionally, the Company paid $79.5 million of debt issuance costs associated with financing the merger with Anixter.
During the first six months of 2019, financing activities consisted of borrowings and repayments of $473.5 million and $464.3 million, respectively, related to the then outstanding revolving credit facility, borrowings and repayments of $410.0 million and $190.0 million, respectively, related to the then outstanding accounts receivable securitization facility, and repayments of $24.8 million to pay off our Term Loan Facility. Financing activities for the first six months of 2019 also included net repayments related to our various international lines of credit of approximately $4.5 million. Additionally, financing activities for the first six months of 2019 included the repurchase of $152.7 million of the Company's common stock, of which $150.0 million was pursuant to an accelerated stock repurchase transaction under the share repurchase plan announced on December 13, 2017 and amended on October 31, 2018.
Contractual Cash Obligations and Other Commercial Commitments
There were no material changes in our contractual obligations and other commercial commitments that would require an update to the disclosure provided in our 2019 Annual Report on Form 10-K.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Inflation
The rate of inflation, as measured by changes in the producer price index, affects different commodities, the cost of products purchased and ultimately the pricing of our different products and product classes to our customers. For the six months ended June 30, 2020, pricing related to inflation did not have a material impact on our sales.
Seasonality
Our operating results are not significantly affected by seasonal factors. Sales during the first and fourth quarters are usually affected by a reduced level of activity due to the impact of weather on projects. Sales typically increase beginning in March, with slight fluctuations per month through October. During periods of economic expansion or contraction, our sales by quarter have varied significantly from this pattern.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Guarantor Financial Statements
WESCO Distribution (the “Issuer”) has outstanding $500 million in aggregate principal amount of 5.375% Senior Notes due 2021 (the “2021 Notes”) and $350 million in aggregate principal amount of 5.375% Senior Notes due 2024 (the “2024 Notes” and, together with the 2021 Notes, the “Notes”).
The Notes are unsecured senior obligations of WESCO Distribution and are fully and unconditionally guaranteed on a senior unsecured basis by WESCO International and Anixter Inc. (the “Guarantors”), ranking pari passu in right of payment with all other existing and future senior obligations of the Issuer, including obligations under other unsubordinated indebtedness. The Notes are effectively subordinated to all existing and future obligations of the Issuer that are secured by liens on any property or assets of the Issuer, including the Issuer’s Revolving Credit Facility and the then outstanding term loan facility (the “Senior Secured Credit Facilities”), to the extent of the value of the collateral securing such obligations, and are structurally subordinated to all liabilities (including trade payables) of any of the Guarantors’s or the Issuer’s subsidiaries (the “non-Guarantor Subsidiaries”) and senior in right of payment to all existing and future obligations of the Issuer that are, by their terms, subordinated in right of payment to the Notes.
The Notes are guaranteed by the Guarantors and not by the non-Guarantor Subsidiaries. In the event of a bankruptcy, liquidation or reorganization of any of the non-Guarantor Subsidiaries, such non-Guarantor Subsidiaries will pay the holders of their debt and their trade creditors before they will be able to distribute or contribute, as the case may be, any of their assets to the Issuer or the Guarantors. Therefore, the Notes and the guarantee of the Guarantors (the “Guarantee”) are effectively subordinated to the liabilities of the non-Guarantor Subsidiaries.
The Guarantee constitutes a senior obligation of the Guarantors, ranking pari passu in right of payment with all other senior obligations of the Guarantors, including obligations under other unsubordinated indebtedness. The Guarantee is effectively subordinated to all existing and future obligations incurred by the Guarantors that are secured by liens on any property or assets of the Guarantors, including the Senior Secured Credit Facilities, to the extent of the value of the collateral securing such obligations, structurally subordinated to all liabilities (including trade payables) of the non-Guarantor Subsidiaries and senior in right of payment to all existing and future obligations of the Guarantors that are, by their terms, subordinated in right of payment to the Guarantee.
The Guarantors guarantee to each holder of the Notes and to the respective trustees (i) the due and punctual payment of the principal of, premium, if any, and interest on each Note, when and as the same shall become due and payable, whether at maturity, by acceleration or otherwise, the due and punctual payment of interest on the overdue principal of and interest on the Notes, to the extent lawful, and the due and punctual payment of all other obligations and due and punctual performance of all obligations of the Issuer to the holders or the respective trustee all in accordance with the terms of the Notes and the indentures governing the Notes and (ii) in the case of any extension of time of payment or renewal of any Notes or any of such other obligations, that the same will be promptly paid in full when due or performed in accordance with the terms of the extension or renewal, at stated maturity, by acceleration or otherwise.
If the Issuer becomes a debtor in a case under the U.S. Bankruptcy Code or encounters other financial difficulty, under federal or state fraudulent transfer law, a court may void, subordinate or otherwise decline to enforce the Notes. A court might do so if it is found that when the Issuer issued the Notes, or in some states when payments became due under the Notes, the Issuer received less than reasonably equivalent value or fair consideration and either: (i) were insolvent or rendered insolvent by reason of such incurrence; (ii) were left with inadequate capital to conduct its business; or (iii) believed or reasonably should have believed that the Issuer would incur debts beyond its ability to pay.
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

The following tables present summarized financial information for WESCO International, WESCO Distribution and Anixter Inc. on a combined basis after elimination of (i) intercompany transactions and balances among such entities and (ii) equity in earnings from and investments in any subsidiary that is a non-guarantor. The summarized financial information has been prepared in accordance with Rule 13-01 of Regulation S-X.

Summarized Balance Sheets
(In thousands of dollars)
(unaudited)
	As of
	June 30, 2020	December 31, 2019
Assets
Current assets	$2,274,384	$582,075
Due from non-guarantor subsidiaries	241,481	465,012
Total current assets	2,515,865	1,047,087
Noncurrent assets	3,637,712	484,552
Total assets	$6,153,577	$1,531,639
Liabilities
Current liabilities	$1,188,887	$445,075
Due to non-guarantor subsidiaries	1,824,482	3,133,326
Total current liabilities	3,013,369	3,578,401
Noncurrent liabilities	4,939,615	1,067,486
Total liabilities	$7,952,984	$4,645,887

Summarized Statement of Income
(In thousands of dollars)
(unaudited)
Six Months Ended
June 30, 2020
Net sales(1)	$1,843,037
Gross profit(1)	344,540
Net loss	$(17,470)
(1) Includes $17.0 million of net sales and cost of goods sold to non-guarantor subsidiaries.
Impact of Recently Issued Accounting Standards
See Note 2 of our Notes to Condensed Consolidated Financial Statements for information regarding the effect of new accounting pronouncements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Forward-Looking Statements
All statements made herein that are not historical facts should be considered as forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results to differ materially. These statements include, but are not limited to, statements regarding the process to divest the legacy WESCO Utility and Datacom businesses in Canada, including the expected length of the process, the expected benefits and costs of the transaction between WESCO and Anixter International Inc., including anticipated future financial and operating results, synergies, accretion and growth rates, and the combined company's plans, objectives, expectations and intentions, statements that address the combined company's expected future business and financial performance, and other statements identified by words such as "anticipate," "plan," "believe," "estimate," "intend," "expect," "project," "will" and similar words, phrases or expressions. These forward-looking statements are based on current expectations and beliefs of WESCO's management, as well as assumptions made by, and information currently available to, WESCO's management, current market trends and market conditions and involve risks and uncertainties, many of which are outside of WESCO's and WESCO's management's control, and which may cause actual results to differ materially from those contained in forward-looking statements. Accordingly, you should not place undue reliance on such statements.
Those risks, uncertainties and assumptions include the risk of any unexpected costs or expenses resulting from the transaction, the risk of any litigation or post-closing regulatory action relating to the transaction, the risk that the transaction could have an adverse effect on the ability of the combined company to retain customers and retain and hire key personnel and maintain relationships with its suppliers, customers and other business relationships and on its operating results and business generally, the risk that problems may arise in successfully integrating the businesses of the companies or that the combined company could be required to divest one or more businesses, which may result in the combined company not operating as effectively and efficiently as expected, the risk that the combined company may be unable to achieve synergies or other anticipated benefits of the proposed transaction or it may take longer than expected to achieve those synergies or benefits, the risk that the leverage of the company may be higher than anticipated, the impact of natural disasters, health epidemics and other outbreaks, especially the outbreak of COVID-19 since December 2019, which may have a material adverse effect on the combined company's business, results of operations and financial conditions, the risk that the divestiture of the legacy WESCO Utility and Datacom businesses in Canada may take longer than expected and other important factors that could cause actual results to differ materially from those projected. All such factors are difficult to predict and are beyond each company's control. Additional factors that could cause results to differ materially from those described above can be found in WESCO's Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and WESCO's other reports filed with the SEC.
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
On June 22, 2020, the Company completed the acquisition of Anixter International Inc. ("Anixter"), which operated under its own set of systems and internal controls. During the three months ended June 30, 2020, management transitioned certain of Anixter’s processes to the Company’s internal control environment. The Company will continue the process of integrating internal controls over financial reporting during the first year of this business combination.
There were no other changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our business and operations have been and will continue to be adversely affected by the COVID-19 pandemic, and the duration and extent to which it will affect our business, financial condition, results of operations, cash flows, liquidity, and stock price remains uncertain.
The global COVID-19 pandemic has created significant disruption to the broader economies, financial markets, workforces, business environment, and our suppliers and customers. It began to adversely affect our business, results of operations, and financial condition late in the first quarter of 2020 and is continuing, and the effects include lost or delayed revenue to us. The pandemic has caused significant disruptions to our business due to, among other things, reduced transportation, restrictions on travel, disruptions to our suppliers and global supply chain, the impact on our customers and their demand for our products and services and ability to pay for them, as well as temporary closures of facilities. Some of the actions we have taken in response to the COVID-19 pandemic, such as implementing remote working arrangements, may also create increased vulnerability to cybersecurity incidents and other risks.
The duration and extent to which the COVID-19 pandemic will continue to impact our business, results of operations, and financial condition depends on many evolving factors and future developments for which there is significant uncertainty, such as the severity and transmission rate of the virus, governmental, business and individuals' actions taken in response, the development and availability of effective treatment or vaccines, the extent and effectiveness of containment actions, as well as the matters noted above. In addition, the COVID-19 pandemic may continue to adversely affect many of our suppliers’ and customers' businesses and operations, including the ability of our suppliers to manufacture or obtain the products we sell or to meet delivery requirements and commitments, and our customers’ demand for our products and services and the ability to pay for them, all of which could adversely affect our sales and results of operations.
While we are supporting essential businesses and our branch locations have remained operational consistent with existing governmental and public health authority directives to date, there is significant uncertainty as to what steps we may need to take in response to the pandemic in the future (including in response to any new health and safety measures or restrictions), and what impact they will have on our business and operations. For example, some areas lifted restrictions only to impose further restrictions in the wake of increases in COVID-19 cases. We have taken actions to reduce costs and cash expenditures, including reductions in administrative expenses, payroll and benefits, capital expenditures, and other costs, and further steps may become necessary in the future. Due to the uncertainty of COVID-19, we will continue to assess the situation, including the impact of governmental regulations or restrictions that might be imposed or re-imposed in response to the pandemic. If we are unable to appropriately respond to or manage the impact of these events, our business and results of operations may be adversely affected.
In addition, the impact of COVID-19 on macroeconomic conditions has adversely affected and may continue to affect the functioning of financial and capital markets, foreign currency exchange rates, commodity and energy prices, and interest rates. Even after the COVID-19 pandemic subsides, we may continue to experience adverse impacts to our business as a result of any economic recession or depression that has or may occur. The long-term financial and economic impacts of the COVID-19 pandemic may continue for a significant period and cannot be reliably quantified or estimated at this time due to the uncertainty of these future developments.
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Combining WESCO and Anixter may be more difficult, costly or time consuming than expected and the anticipated benefits and cost savings of the merger may not be realized.
On June 22, 2020, WESCO completed its acquisition of Anixter. The success of the merger, including anticipated benefits and cost savings, depends on the successful combination and integration of the companies’ businesses. It is possible that the integration process could result in the loss of key employees, higher than expected costs, diversion of management attention, the disruption of either company’s ongoing legacy businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the combined company’s ability to maintain relationships with customers, suppliers and employees or to achieve the anticipated benefits and cost savings of the merger.
If we experience difficulties with the integration process, the anticipated benefits of the merger may not be realized or may take longer to realize than expected. These integration matters could have an adverse effect on us for an undetermined period. In addition, the actual cost savings of the merger could be less than anticipated.
WESCO has agreed to divest certain assets of the combined company, in accordance with the terms of a Consent Agreement dated August 6, 2020, between WESCO and the Competition Bureau of Canada. Under the Consent Agreement, WESCO has agreed to divest the legacy WESCO Utility and Datacom businesses in Canada. No assurances can be given that the divestiture of these businesses will be completed on favorable terms, in a short period of time, or without disruption to the business.
As of the acquisition date, Anixter had locations in approximately 50 countries to support its international operations. We may be subject to additional risks associated with owning and operating businesses in these foreign markets and jurisdictions, including those arising from import and export controls, foreign currency exchange rate changes, developments in political, regulatory or economic conditions impacting those operations, and different legal, tax, accounting and regulatory requirements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Item 6. Exhibits.
(a)Exhibits
(10) Material Contracts
(1) Agreement, dated June 22, 2020, memorializing terms of employment of David Schulz by WESCO International, Inc.
(2) Agreement, dated June 22, 2020, memorializing terms of employment of Nelson Squires by WESCO International, Inc.
(3) Agreement, dated June 22, 2020, memorializing terms of employment of Christine Wolfe by WESCO International, Inc.
(4) Agreement, dated June 22, 2020, memorializing terms of employment of Diane Lazzaris by WESCO International, Inc.
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

WESCO International, Inc.
(Registrant)

August 17, 2020	By:	/s/ David S. Schulz
(Date)		David S. Schulz
Executive Vice President and Chief Financial Officer