Form 10-Q
period 2020-09-30
WESCO INTERNATIONAL INC
filed 2020-11-09
CIK 929008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 6, 2020, 50,042,827 shares of common stock, $0.01 par value, of the registrant were outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
The interim financial information required by this item is set forth in the unaudited Condensed Consolidated Financial Statements and Notes thereto in this Quarterly Report on Form 10-Q, as follows:

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except share data)
(unaudited)

	As of
Assets	September 30, 2020	December 31, 2019
Current assets:
Cash and cash equivalents	$352,249	$150,902
Trade accounts receivable, net of allowance for expected credit losses of $26,220 and $25,443 in 2020 and 2019, respectively	2,492,248	1,187,359
Other accounts receivable	229,275	98,029
Inventories	2,357,634	1,011,674
Prepaid expenses and other current assets	166,044	92,447
Total current assets	5,597,450	2,540,411
Property, buildings and equipment, net of accumulated depreciation of $294,638 and $268,415 in 2020 and 2019, respectively	400,222	181,448
Operating lease assets	540,142	235,834
Intangible assets, net (Note 5)	2,078,468	287,275
Goodwill	3,118,818	1,759,040
Other assets	133,239	13,627
Total assets	$11,868,339	$5,017,635
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,830,877	$830,478
Accrued payroll and benefit costs	146,670	49,508
Short-term debt and current portion of long-term debt	28,844	26,685
Other current liabilities	534,544	177,388
Total current liabilities	2,540,935	1,084,059
Long-term debt, net of debt discount and debt issuance costs of $92,343 and $8,876 in 2020 and 2019, respectively	4,878,124	1,257,067
Operating lease liabilities	419,718	179,830
Deferred income taxes	523,958	146,617
Other noncurrent liabilities	292,380	91,391
Total liabilities	$8,655,115	$2,758,964
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $.01 par value; 20,000,000 shares authorized, no shares issued or outstanding	—	—
Preferred stock, Series A, $.01 par value; 25,000 shares authorized, 21,612 shares issued and outstanding in 2020 (Note 9)	—	—
Common stock, $.01 par value; 210,000,000 shares authorized, 67,562,621 and 59,308,018 shares issued and 50,042,751 and 41,797,093 shares outstanding in 2020 and 2019, respectively	676	593
Class B nonvoting convertible common stock, $.01 par value; 20,000,000 shares authorized, 4,339,431 issued and no shares outstanding in 2020 and 2019, respectively	43	43
Additional capital	1,939,101	1,039,347
Retained earnings	2,596,022	2,530,429
Treasury stock, at cost; 21,859,301 and 21,850,356 shares in 2020 and 2019, respectively	(937,520)	(937,157)
Accumulated other comprehensive loss	(377,461)	(367,772)
Total WESCO International, Inc. stockholders' equity	3,220,861	2,265,483
Noncontrolling interests	(7,637)	(6,812)
Total stockholders’ equity	3,213,224	2,258,671
Total liabilities and stockholders’ equity	$11,868,339	$5,017,635
The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands of dollars, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2020	2019	2020	2019
Net sales (Note 3)	$4,141,801	$2,148,110	$8,197,154	$6,259,465
Cost of goods sold (excluding depreciation and amortization)	3,356,259	1,747,913	6,641,438	5,067,799
Selling, general and administrative expenses	561,971	290,852	1,221,114	883,222
Depreciation and amortization	45,476	15,612	80,324	46,035
Income from operations	178,095	93,733	254,278	262,409
Interest expense, net	74,540	14,306	152,281	49,293
Other, net	(777)	(798)	(1,463)	(1,359)
Income before income taxes	104,332	80,225	103,460	214,475
Income tax expense	24,294	15,886	23,707	44,970
Net income	80,038	64,339	79,753	169,505
Less: Net loss attributable to noncontrolling interests	(640)	(156)	(825)	(824)
Net income attributable to WESCO International, Inc.	80,678	64,495	80,578	170,329
Less: Preferred stock dividends	14,511	—	15,787	—
Net income attributable to common stockholders	$66,167	$64,495	$64,791	$170,329
Other comprehensive income (loss):
Foreign currency translation adjustments	41,428	(16,856)	(9,689)	25,905
Comprehensive income attributable to common stockholders	$107,595	$47,639	$55,102	$196,234

Earnings per share attributable to common stockholders
Basic	$1.32	$1.53	$1.44	$3.91
Diluted	$1.31	$1.52	$1.44	$3.88

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(unaudited)

	Nine Months Ended
	September 30
	2020	2019
Operating activities:
Net income	$79,753	$169,505
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	80,324	46,035
Deferred income taxes	(8,261)	4,621
Other operating activities, net	(1,763)	10,876
Changes in assets and liabilities:
Trade accounts receivable, net	3,584	(122,903)
Other accounts receivable	(14,702)	15,450
Inventories	77,681	(1,500)
Prepaid expenses and other assets	(26,655)	(20,720)
Accounts payable	80,489	46,902
Accrued payroll and benefit costs	25,872	(36,055)
Other current and noncurrent liabilities	122,616	4,453
Net cash provided by operating activities	418,938	116,664

Investing activities:
Capital expenditures	(42,562)	(30,323)
Acquisition payments, net of cash acquired (Note 4)	(3,707,575)	(27,742)
Other investing activities	26,240	4,575
Net cash used in investing activities	(3,723,897)	(53,490)

Financing activities:
Repayments of short-term debt, net	(9,824)	(29,600)
Proceeds from issuance of long-term debt	4,661,830	1,105,397
Repayments of long-term debt	(1,045,667)	(927,410)
Repurchases of common stock (Note 7)	(2,032)	(152,735)
Debt issuance costs	(79,945)	(2,508)
Payment of dividends	(15,787)	—
Other financing activities, net	(1,255)	(11,226)
Net cash provided by (used in) financing activities	3,507,320	(18,082)

Effect of exchange rate changes on cash and cash equivalents	(1,014)	(3,275)

Net change in cash and cash equivalents	201,347	41,817
Cash and cash equivalents at the beginning of period	150,902	96,343
Cash and cash equivalents at the end of period	$352,249	$138,160
Supplemental disclosures:
Cash paid for interest	$36,035	$38,347
Cash paid for income taxes	$44,994	$54,044
Right-of-use assets obtained in exchange for new operating lease liabilities	$80,626	$48,622

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands of dollars, except shares)
(unaudited)

												Accumulated Other
			Class B		Series A			Retained				Comprehensive
	Common Stock		Common Stock		Preferred Stock		Additional	Earnings	Treasury Stock		Noncontrolling	Income
	Amount	Shares	Amount	Shares	Amount	Shares	Capital	(Deficit)	Amount	Shares	Interests	(Loss)
Balance, December 31, 2019	$593	59,308,018	$43	4,339,431	$—	—	$1,039,347	$2,530,429	$(937,157)	(21,850,356)	$(6,812)	$(367,772)
Exercise of stock-based awards	1	105,620					(39)		79	2,020
Stock-based compensation expense							4,626
Tax withholding related to vesting of restricted stock units and retirement of common stock	—	(31,680)					(2,297)	761
Noncontrolling interests											(232)
Net income attributable to WESCO								34,407
Translation adjustments												(93,851)
Balance, March 31, 2020	$594	59,381,958	$43	4,339,431	$—	—	$1,041,637	$2,565,597	$(937,078)	(21,848,336)	$(7,044)	$(461,623)
Exercise of stock-based awards	—	30,665					—		(437)	(10,858)
Stock-based compensation expense							4,901
Tax withholding related to vesting of restricted stock units and retirement of common stock	—	(652)					(37)	27
Capital stock issuance	82	8,150,228			—	21,612	886,740
Noncontrolling interests											47
Net loss attributable to WESCO								(34,506)
Preferred stock dividends								(1,276)
Translation adjustments												42,734
Balance, June 30, 2020	$676	67,562,199	$43	4,339,431	$—	21,612	$1,933,241	$2,529,842	$(937,515)	(21,859,194)	$(6,997)	$(418,889)
Exercise of stock-based awards	—	479					—		(5)	(107)
Stock-based compensation expense							6,002
Tax withholding related to vesting of restricted stock units and retirement of common stock	—	(57)					(3)	13
Capital stock issuance							(139)
Noncontrolling interests											(640)
Net income attributable to WESCO								80,678
Preferred stock dividends								(14,511)
Translation adjustments												41,428
Balance, September 30, 2020	$676	67,562,621	$43	4,339,431	$—	21,612	$1,939,101	$2,596,022	$(937,520)	(21,859,301)	$(7,637)	$(377,461)

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands of dollars, except shares)
(unaudited)

												Accumulated Other
			Class B		Series A			Retained				Comprehensive
	Common Stock		Common Stock		Preferred Stock		Additional	Earnings	Treasury Stock		Noncontrolling	Income
	Amount	Shares	Amount	Shares	Amount	Shares	Capital	(Deficit)	Amount	Shares	Interests	(Loss)
Balance, December 31, 2018	$592	59,157,696	$43	4,339,431	$—	—	$993,666	$2,307,462	$(758,018)	(18,391,042)	$(5,584)	$(408,435)
Exercise of stock-based awards	1	156,760					(90)		(54)	(184)
Stock-based compensation expense							4,665
Repurchases of common stock							19,144		(19,144)	(365,272)
Tax withholding related to vesting of restricted stock units and retirement of common stock	—	(42,564)					(1,822)	(531)
Noncontrolling interests											(419)
Net income attributable to WESCO								42,369
Translation adjustments												22,517
Balance, March 31, 2019	$593	59,271,892	$43	4,339,431	$—	—	$1,015,563	$2,349,300	$(777,216)	(18,756,498)	$(6,003)	$(385,918)
Exercise of stock-based awards	—	20,831					6		(157)	(3,029)
Stock-based compensation expense							5,150
Repurchases of common stock							(22,500)		(127,500)	(2,394,816)
Tax withholding related to vesting of restricted stock units and retirement of common stock	—	(19)					(1)	4
Noncontrolling interests											(249)
Net income attributable to WESCO								63,464
Translation adjustments												20,244
Balance, June 30, 2019	$593	59,292,704	$43	4,339,431	$—	—	$998,218	$2,412,768	$(904,873)	(21,154,343)	$(6,252)	$(365,674)
Exercise of stock-based awards	—	1,983					—		(5)	(94)
Stock-based compensation expense							4,426
Repurchases of common stock							32,257		(32,257)	(695,496)
Tax withholding related to vesting of restricted stock units and retirement of common stock	—	(190)					(13)	(4)
Noncontrolling interests											(156)
Net income attributable to WESCO								64,495
Translation adjustments												(16,856)
Balance, September 30, 2019	$593	59,294,497	$43	4,339,431	$—	—	$1,034,888	$2,477,259	$(937,135)	(21,849,933)	$(6,408)	$(382,530)
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
On June 22, 2020, WESCO completed its previously announced acquisition of Anixter International Inc., a Delaware corporation (“Anixter”). Pursuant to the terms of the Agreement and Plan of Merger, dated January 10, 2020 (the “Merger Agreement”), by and among Anixter, WESCO and Warrior Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of WESCO (“Merger Sub”), Merger Sub was merged with and into Anixter (the “Merger”), with Anixter surviving the Merger and continuing as a wholly owned subsidiary of WESCO.
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
The unaudited Condensed Consolidated Balance Sheet as of September 30, 2020, the unaudited Condensed Consolidated Statements of Income and Comprehensive Income, the unaudited Condensed Consolidated Statements of Stockholders' Equity for the three and nine months ended September 30, 2020 and 2019, and the unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019, respectively, in the opinion of management, have been prepared on the same basis as the audited Consolidated Financial Statements and include all adjustments necessary for the fair statement of the results of the interim periods presented herein. All adjustments reflected in the unaudited condensed consolidated financial information are of a normal recurring nature unless indicated. The results for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.
In the third quarter of 2020, in connection with the acquisition of Anixter, the Company identified new operating segments. These operating segments, which have been organized around three strategic business units, consist of Electrical & Electronic Solutions ("EES"), Communications & Security Solutions ("CSS") and Utility & Broadband Solutions ("UBS"). The Company's operating segments, which are equivalent to its reportable segments, are described further in Note 14. The applicable comparative financial information reported in the Company's previously issued interim financial statements for the three and nine months ended September 30, 2019 has been recast in this Quarterly Report on Form 10-Q to conform to the basis of the new segments.
Reclassifications
The Condensed Consolidated Balance Sheet as of December 31, 2019, the unaudited Condensed Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2019, and the unaudited Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2019, respectively, include certain reclassifications to previously reported amounts to conform to the current period presentation.
Recently Adopted Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced new guidance for the accounting for credit losses on certain financial instruments. The Company adopted this ASU effective January 1, 2020. The adoption of this new credit loss guidance did not have a material impact on the unaudited condensed consolidated financial statements and notes thereto presented herein, and WESCO does not expect it to have a material impact on its financial position or results of operation on an ongoing basis.
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
In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligned the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard was effective for fiscal years beginning after December 15, 2019. The Company adopted this ASU in the first quarter of 2020. The adoption of this guidance did not have a material impact on the unaudited condensed consolidated financial statements and notes thereto presented herein.
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
3. REVENUE
WESCO distributes products and provides services to customers globally in various end markets within its business segments. The segments, which consist of Electrical & Electronic Solutions, Communications & Security Solutions, and Utility & Broadband Solutions operate in the United States, Canada and various other foreign countries. Revenue is measured as the amount of consideration WESCO expects to receive in exchange for transferring goods or providing services.
The following tables disaggregate WESCO’s net sales by segment and geography for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2020	2019	2020	2019
Electrical & Electronic Solutions	$1,653,726	$1,250,080	$3,811,498	$3,626,423
Communications & Security Solutions	1,388,791	235,920	1,953,967	681,087
Utility & Broadband Solutions	1,099,284	662,110	2,431,689	1,951,955
Total by segment	$4,141,801	$2,148,110	$8,197,154	$6,259,465

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2020	2019	2020	2019
United States	$3,033,101	$1,601,962	$6,100,877	$4,679,251
Canada	582,700	431,233	1,311,724	1,230,855
Other International	526,000	114,915	784,553	349,359
Total by geography(1)	$4,141,801	$2,148,110	$8,197,154	$6,259,465

(1)    WESCO attributes revenues from external customers to individual countries on the basis of point of sale.
In accordance with certain contractual arrangements, WESCO receives payment from its customers in advance and recognizes such payment as deferred revenue. Revenue for advance payment is recognized when the performance obligation has been satisfied and control has transferred to the customer, which is generally upon shipment. Deferred revenue is usually recognized within a year or less from the date of the customer’s advance payment. At September 30, 2020 and December 31, 2019, $27.7 million and $12.3 million, respectively, of deferred revenue was recorded as a component of other current liabilities in the Condensed Consolidated Balance Sheets.
WESCO’s revenues are adjusted for variable consideration, which includes customer volume rebates, returns, and discounts. WESCO measures variable consideration by estimating expected outcomes using analysis and inputs based upon anticipated performance, historical data, as well as current and forecasted information. Measurement and recognition of variable consideration is reviewed by management on a monthly basis and revenue is adjusted accordingly. Variable consideration reduced revenue for the three months ended September 30, 2020 and 2019 by approximately $75.4 million and $26.3 million, respectively, and by approximately $129.0 million and $80.1 million for the nine months ended September 30, 2020 and 2019, respectively.
Shipping and handling activities are recognized in net sales when they are billed to the customer. The related costs are recognized as a component of selling, general and administrative expenses. WESCO has elected to recognize shipping and handling costs as a fulfillment cost. Shipping and handling costs recorded as a component of selling, general and administrative expenses totaled $55.5 million and $17.6 million for the three months ended September 30, 2020 and 2019, respectively, and $94.4 million and $52.8 million for the nine months ended September 30, 2020 and 2019, respectively.
4. ACQUISITIONS
Anixter International Inc.
As described in Note 1, on June 22, 2020, WESCO completed its previously announced merger with Anixter. The Company used the net proceeds from the issuance of senior unsecured notes, borrowings under its revolving credit facility and accounts receivable securitization facility (as described further in Note 8), as well as cash on hand, to finance the acquisition of Anixter and related transaction costs.
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
Anixter is a leading distributor of network and security solutions, electrical and electronic solutions, and utility power solutions with locations in over 300 cities across approximately 50 countries, and 2019 annual sales of more than $8 billion. The Merger brought together two companies with highly compatible capabilities and characteristics. The combination of WESCO and Anixter created an enterprise with scale and should afford the Company the opportunity to digitize its business, and expand its services portfolio and supply chain offerings.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The total preliminary estimated fair value of consideration transferred for the Merger consisted of the following:

(In thousands)
Cash portion attributable to common stock outstanding	$2,476,010
Cash portion attributable to options and restricted stock units outstanding	87,375
Fair value of cash consideration	2,563,385
Common stock consideration	313,512
Series A preferred stock consideration	573,786
Fair value of equity consideration	887,298
Extinguishment of Anixter obligations, including accrued and unpaid interest	1,247,653
Total purchase consideration	$4,698,336
Supplemental cash flow disclosure related to acquisitions:
Cash paid for acquisition	$3,811,038
Less: Cash acquired	(103,463)
Cash paid for acquisition, net of cash acquired	$3,707,575

The Merger was accounted for as a business combination with WESCO acquiring Anixter in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations. Under the acquisition method of accounting, the preliminary purchase consideration was allocated to the identified assets acquired and liabilities assumed based on their respective acquisition date fair value, with any excess allocated to goodwill. The fair value estimates were based on income, market and cost valuation methods using primarily unobservable inputs developed by management, which are categorized within Level 3 of the fair value hierarchy. Significant inputs used to value the identifiable intangible assets included projected revenues, estimated future cash flows, discount rates, royalty rates, and applicable income tax rates. The excess purchase consideration recorded to goodwill is not deductible for income tax purposes, and has been assigned to the Company's reportable segments based on their relative fair values, as disclosed in Note 5. The resulting goodwill is primarily attributable to Anixter's workforce, significant cross-selling opportunities in additional geographies, enhanced scale, and other operational efficiencies.
In the third quarter of 2020, the Company recognized adjustments to total identifiable intangible assets and deferred income taxes of $5.4 million and $7.3 million, respectively. Certain other measurement period adjustments were made to the identified assets acquired and liabilities assumed, none of which were significant, individually or in aggregate. The net impact of the adjustments made in the third quarter of 2020 was a decrease to goodwill of $7.6 million.
The estimated fair values of assets acquired and liabilities assumed are based on preliminary calculations and valuations using estimates and assumptions at the time of acquisition. The determination of the fair values of assets acquired and liabilities assumed, especially those related to identifiable intangible assets, is preliminary due to the complexity of combining multibillion dollar businesses. Accordingly, as the Company obtains additional information during the measurement period (not to exceed one year from the acquisition date), estimates and assumptions for the preliminary purchase consideration allocations may change materially.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The following table sets forth the preliminary allocation of the purchase consideration to the respective fair value of assets acquired and liabilities assumed for the acquisition of Anixter:

(In thousands)
Assets
Cash and cash equivalents	$103,463
Trade accounts receivable	1,309,104
Other accounts receivable	116,386
Inventories	1,424,678
Prepaid expenses and other current assets	53,462
Property, buildings and equipment	213,020
Operating lease assets	262,413
Intangible assets	1,838,065
Goodwill	1,360,373
Other assets	112,386
Total assets	$6,793,350

Liabilities
Accounts payable	$920,163
Accrued payroll and benefit costs	69,480
Short-term debt and current portion of long-term debt	13,225
Other current liabilities	222,615
Long-term debt	77,822
Operating lease liabilities	199,959
Deferred income taxes	384,890
Other noncurrent liabilities	206,860
Total liabilities	$2,095,014

Fair value of net assets acquired, including goodwill and intangible assets	$4,698,336

The following table sets forth the preliminary identifiable intangible assets and their estimated weighted-average useful lives:

Identifiable Intangible Assets	Estimated Fair Value	Weighted-Average Estimated Useful Life in Years
	(In thousands)
Customer relationships	$1,098,900	16
Trademarks	735,000	Indefinite
Non-compete agreements	4,165	1
Total identifiable intangible assets	$1,838,065

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The results of operations of Anixter are included in the unaudited condensed consolidated financial statements beginning on June 22, 2020, the acquisition date. For the three and nine months ended September 30, 2020, the condensed consolidated statements of income include $2.2 billion and $2.4 billion of net sales, respectively, and $80.0 million and $98.4 million of income from operations for Anixter, respectively. Transaction costs related to the merger were comprised of legal, advisory and other costs of $14.5 million and $92.1 million, which are included in selling, general and administrative expenses for the three and nine months ended September 30, 2020, respectively.
Pro Forma Financial Information
The following unaudited pro forma financial information presents combined results of operations for the periods presented, as if the Company had completed the Merger on January 1, 2019. The unaudited pro forma financial information includes adjustments to amortization and depreciation for intangible assets and property, buildings and equipment, adjustments to interest expense for the additional indebtedness incurred to complete the acquisition (including the amortization of debt discount and issuance costs), transaction costs, change in control and severance costs, dividends accrued on the Series A preferred stock, compensation expense associated with the WESCO phantom stock unit awards described in Note 10, as well as the respective income tax effects of such adjustments. For the three months ended September 30, 2020 and 2019, adjustments totaling $1.5 million and $57.4 million, respectively, decreased the unaudited pro forma net income attributable to common stockholders. For the nine months ended September 30, 2020 and 2019, adjustments totaling $0.4 million and $167.8 million, respectively, decreased the unaudited pro forma net income attributable to common stockholders. The unaudited pro forma financial information does not reflect any cost savings, operating synergies or revenue enhancements that WESCO may achieve as a result of its acquisition of Anixter, the costs to integrate the operations of WESCO and Anixter or the costs necessary to achieve these cost savings, operating synergies and revenue enhancements. The unaudited pro forma financial information presented below is not necessarily indicative of consolidated results of operations of the combined business had the acquisition occurred at the beginning of the respective fiscal years, nor is it necessarily indicative of future results of operations of the combined company.

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Pro forma net sales	$4,111,716	$4,332,980	$11,802,538	$12,758,461
Pro forma net income attributable to common stockholders	63,844	66,416	106,858	164,424
On August 6, 2020, the Company entered into a Consent Agreement with the Competition Bureau of Canada regarding the merger with Anixter. Under the Consent Agreement, the Company is required to divest its legacy Utility and Datacom businesses in Canada, which had total sales of less than $150 million in 2019. The process to divest the businesses has commenced, and WESCO is working to complete the divestitures on a timely basis. The Company expects to use the net proceeds from the divestiture to repay indebtedness.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

5. GOODWILL AND INTANGIBLE ASSETS
The following table sets forth the changes in the carrying value of goodwill:

	Nine Months Ended
	September 30
	2020
	EES	CSS	UBS	Total
	(In thousands)
Beginning balance January 1	$573,447	$235,711	$949,882	$1,759,040
Adjustments to goodwill for acquisitions (Note 4)(1) (2)	245,624	858,022	262,544	1,366,190
Foreign currency exchange rate changes	(9,137)	323	2,402	(6,412)
Ending balance September 30	$809,934	$1,094,056	$1,214,828	$3,118,818
(1)    Adjustments to goodwill include the final allocation of the purchase price paid for SLS, as described in Note 4, to the respective assets acquired and liabilities assumed.
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
As disclosed in Note 1, the Company identified new operating segments during the third quarter of 2020, which changed the composition of its reporting units. Accordingly, the Company reassigned goodwill to the new reporting units using a relative fair value allocation approach. The Company performed a goodwill impairment test immediately before and after it reorganized its reporting structure. Goodwill was tested for impairment on a reporting unit level and the evaluation involved comparing the fair value of each reporting unit to its carrying value. The fair values of the Company's reporting units were determined using a combination of a discounted cash flow analysis and market multiples. In performing the quantitative assessments, management used expected operating margins supported by a combination of historical results, current forecasts, market data and recent economic events, which are categorized within Level 3 of the fair value hierarchy. The Company used a discount rate that reflects market participants' cost of capital. There were no impairment losses identified as a result of these tests.
Although all of the Company's reporting units have fair values that currently exceed the respective carrying values, the EES reporting unit with goodwill of $809.9 million had an estimated fair value that exceeded its respective carrying value by less than 10%. The determination of fair value of the reporting units involves significant management judgment, particularly as it relates to the underlying assumptions and factors around expected operating margins and discount rate.
Due to the ongoing uncertainty surrounding the current macroeconomic environment and conditions in the markets in which WESCO operates, as well as the risk that the Company may not fully realize cost savings, operating synergies or revenue improvement as a result of its acquisition of Anixter, there can be no assurance that the fair values of the Company's reporting units will exceed their carrying values in the future, and that goodwill and indefinite-lived intangible assets will be fully recoverable.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The components of intangible assets are as follows:

		September 30, 2020			December 31, 2019
(In thousands)		Gross Carrying Amount (1)	Accumulated Amortization (1)	Net Carrying Amount	Gross Carrying Amount (1)	Accumulated Amortization (1)	Net Carrying Amount
Intangible assets:	Life
Trademarks	Indefinite	$832,525	$—	$832,525	$98,699	$—	$98,699
Trademarks	10 - 15	24,894	(10,961)	13,933	24,800	(9,319)	15,481
Non-compete agreements	2 - 5	4,342	(694)	3,648	196	(180)	16
Customer relationships	10 - 20	1,455,003	(237,896)	1,217,107	358,341	(201,962)	156,379
Distribution agreements	10 - 19	37,281	(27,031)	10,250	37,371	(25,294)	12,077
Patents	10	48,310	(47,305)	1,005	48,310	(43,687)	4,623
		$2,402,355	$(323,887)	$2,078,468	$567,717	$(280,442)	$287,275
(1) Excludes the original cost and related accumulated amortization of fully-amortized intangible assets.
Amortization expense related to intangible assets totaled $27.3 million and $8.6 million for the three months ended September 30, 2020 and 2019, respectively, and $45.9 million and $25.7 million for the nine months ended September 30, 2020 and 2019, respectively.
The following table sets forth the remaining estimated amortization expense for intangible assets for the next five years and thereafter:

For year ending December 31,	(In thousands)
2020	$26,960
2021	100,459
2022	96,608
2023	95,288
2024	91,870
Thereafter	834,758

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
Stock-settled stock appreciation rights vest ratably over a three-year period and terminate on the tenth anniversary of the grant date unless terminated sooner under certain conditions. Except for the special award described below, vesting of restricted stock units is based on a minimum time period of three years. Vesting of performance-based awards is based on a three-year performance period, and the number of shares earned, if any, depends on the attainment of certain performance levels. Outstanding awards would vest upon the consummation of a change in control transaction and performance-based awards would vest at the target level.
On July 2, 2020, a special award of restricted stock units was granted to certain officers of the Company. These awards vest in tranches of 30% on each of the first and second anniversaries of the grant date and 40% on the third anniversary of the grant date, subject, in each case, to continued employment through the applicable anniversary date.

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
During the three and nine months ended September 30, 2020 and 2019, WESCO granted the following stock-settled stock appreciation rights, restricted stock units and performance-based awards at the following weighted-average fair values:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Stock-settled stock appreciation rights granted	—	—	262,091	213,618
Weighted-average fair value	$—	$—	$13.86	$16.36

Restricted stock units granted	444,375	6,256	655,825	181,800
Weighted-average fair value	$32.18	$47.95	$37.38	$54.41

Performance-based awards granted	—	—	158,756	126,874
Weighted-average fair value	$—	$—	$48.67	$54.64

The fair value of stock-settled stock appreciation rights was estimated using the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Risk free interest rate	n/a	n/a	1.4%	2.5%
Expected life (in years)	n/a	n/a	5	5
Expected volatility	n/a	n/a	30%	29%

The risk-free interest rate is based on the U.S. Treasury Daily Yield Curve as of the grant date. The expected life is based on historical exercise experience and the expected volatility is based on the volatility of the Company's daily stock prices over a five-year period preceding the grant date.

The following table sets forth a summary of stock-settled stock appreciation rights and related information for the nine months ended September 30, 2020:

	Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2019	2,337,049	$59.72
Granted	262,091	48.32
Exercised	(182,487)	33.57
Forfeited	(39,112)	65.57
Outstanding at September 30, 2020	2,377,541	60.37	5.7	$679
Exercisable at September 30, 2020	1,844,929	$62.32	5.0	$679

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The following table sets forth a summary of time-based restricted stock units and related information for the nine months ended September 30, 2020:

	Awards	Weighted- Average Fair Value
Unvested at December 31, 2019	363,729	$60.00
Granted	655,825	37.38
Vested	(80,486)	69.68
Forfeited	(8,364)	60.03
Unvested at September 30, 2020	930,704	$43.23

The following table sets forth a summary of performance-based awards for the nine months ended September 30, 2020:

	Awards	Weighted- Average Fair Value
Unvested at December 31, 2019	195,305	$60.24
Granted	158,756	48.67
Vested	(25,909)	78.04
Forfeited	(20,538)	71.47
Unvested at September 30, 2020	307,614	$52.60

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
WESCO recognized $6.0 million and $4.4 million of non-cash stock-based compensation expense, which is included in selling, general and administrative expenses, for the three months ended September 30, 2020 and 2019, respectively. WESCO recognized $15.5 million and $14.2 million of non-cash stock-based compensation expense, which is included in selling, general and administrative expenses, for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, there was $39.8 million of unrecognized compensation cost related to non-vested stock-based compensation arrangements for all awards previously made, of which $6.0 million is expected to be recognized over the remainder of 2020, $17.8 million in 2021, $12.4 million in 2022 and $3.6 million in 2023.
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The following table sets forth the details of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands, except per share data)	2020	2019	2020	2019
Net income attributable to WESCO International	$80,678	$64,495	$80,578	$170,329
Less: Preferred stock dividends	14,511	—	15,787	—
Net income attributable to common stockholders	$66,167	$64,495	$64,791	$170,329
Weighted-average common shares outstanding used in computing basic earnings per share	50,043	42,100	44,873	43,545
Common shares issuable upon exercise of dilutive equity awards	444	278	231	355
Weighted-average common shares outstanding and common share equivalents used in computing diluted earnings per share	50,487	42,378	45,104	43,900
Earnings per share attributable to common stockholders
Basic	$1.32	$1.53	$1.44	$3.91
Diluted	$1.31	$1.52	$1.44	$3.88
For the three and nine months ended September 30, 2020, the computation of diluted earnings per share attributable to common stockholders excluded stock-based awards of approximately 2.0 million and 3.0 million, respectively. For the three and nine months ended September 30, 2019, the computation of diluted earnings per share attributable to common stockholders excluded stock-based awards of approximately 1.8 million. These amounts were excluded because their effect would have been antidilutive.
In December 2017, the Company's Board of Directors authorized the repurchase of up to $300 million of the Company's common stock through December 31, 2020. In October 2018, the Board approved an increase to this repurchase authorization from $300 million to $400 million. For the three months ended September 30, 2019, the Company received 695,496 shares from an accelerated stock repurchase transaction entered into on May 7, 2019. For the nine months ended September 30, 2019, the Company received a total of 3,455,584 shares, of which 365,272 were received upon the settlement of an accelerated stock repurchase agreement entered into on November 6, 2018.
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

8. DEBT
The following table sets forth WESCO's outstanding indebtedness:

	As of
	September 30, 2020	December 31, 2019
	(In thousands)
International lines of credit	$29,787	$26,255
Accounts Receivable Securitization Facility	890,000	415,000
Revolving Credit Facility	325,000	—
5.375% Senior Notes due 2021	500,000	500,000
5.50% Senior Notes due 2023	58,636	—
5.375% Senior Notes due 2024	350,000	350,000
6.00% Senior Notes due 2025	4,173	—
7.125% Senior Notes due 2025	1,500,000	—
7.250% Senior Notes due 2028, less debt discount of $9,643	1,315,357	—
Finance lease obligations	14,891	1,373
Total debt	4,987,844	1,292,628
Plus: Fair value adjustment to the Anixter Senior Notes	1,824	—
Less: Unamortized debt issuance costs	(82,700)	(8,876)
Less: Short-term debt and current portion of long-term debt	(28,844)	(26,685)
Total long-term debt	$4,878,124	$1,257,067
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
As of September 30, 2020, $58.6 million and $4.2 million aggregate principal amount of the Anixter 2023 Senior Notes and Anixter 2025 Senior Notes, respectively, were outstanding.
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
Stockholder Rights Plan
On July 17, 2020, WESCO's Board of Directors declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of common stock of WESCO, par value $0.01 per share (“WESCO Common Stock”), and adopted a stockholder rights plan, as set forth in the Rights Agreement, dated as of July 17, 2020 (the “Rights Agreement”), by and between WESCO and Computershare Trust Company, N.A., as rights agent. In general terms, the Rights Agreement works by imposing a significant penalty upon any person or group which acquires 10% or more (15% or more in the case of passive investors filing statements on Schedule 13G) of the outstanding WESCO Common Stock without the approval of the Board. The dividend Right was paid on July 27, 2020 to WESCO stockholders of record as of the close of business on July 27, 2020. The Rights Agreement provides that the Rights will expire on July 16, 2021. The Rights have no value upon issuance.
10. PENSION PLANS, POST-RETIREMENT BENEFITS AND OTHER BENEFITS
Defined Contribution Plans
WESCO Distribution sponsors a defined contribution retirement savings plan for the majority of its U.S. employees. The Company matches contributions made by employees at an amount equal to 50% of participants' total monthly contributions up to 6% of eligible compensation. Contributions are made in cash and employees have the option to transfer balances allocated to their accounts into any of the available investment options. The Company may also make, subject to the Board of Directors' approval, a discretionary contribution to the defined contribution retirement savings plan covering U.S. participants if certain predetermined profit levels are attained. Due to the COVID-19 pandemic and its adverse effect on WESCO's results of operations, the Company suspended matching employer contributions between April 16, 2020 and September 30, 2020.
WESCO Distribution Canada LP, a wholly-owned subsidiary of the Company, sponsors a defined contribution plan for certain Canadian employees. The Company makes contributions in amounts ranging from 3% to 5% of participants' eligible compensation based on years of continuous service.
Anixter Inc. sponsors a defined contribution plan covering all of its non-union U.S. employees (the "Anixter Employee Savings Plan"). The employer match for the Anixter Employee Savings Plan is equal to 50% of a participant's contribution up to 5% of the participant's compensation. Anixter Inc. will also make an annual contribution to the Anixter Employee Savings Plan on behalf of each active participant who is hired or rehired on or after July 1, 2015, or is not participating in the Anixter Inc. Pension Plan. The amount of the employer annual contribution is equal to either 2% or 2.5% of the participant’s compensation, as determined by the participant’s years of service. This contribution is in lieu of being eligible for the Anixter Inc. Pension Plan. Certain of Anixter Inc.'s foreign subsidiaries also have defined contribution plans. Contributions to these plans are based upon various levels of employee participation and legal requirements.
Deferred Compensation Plans
WESCO Distribution sponsors a deferred compensation plan (the "WESCO Deferred Compensation Plan") that permits select employees to make pre-tax deferrals of salary and bonus. Employees have the option to transfer balances allocated to their accounts in the WESCO Deferred Compensation Plan into any of the available investment options. The WESCO Deferred Compensation Plan is an unfunded plan. As of September 30, 2020, the Company's obligation under the WESCO Deferred Compensation Plan was $26.0 million, of which $10.1 million was included in other current liabilities and $15.9 million in other noncurrent liabilities in the Condensed Consolidated Balance Sheet. At December 31, 2019, the Company's obligation under the WESCO Deferred Compensation Plan was $25.2 million, which was included in other noncurrent liabilities in the Condensed Consolidated Balance Sheet.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

Anixter Inc. sponsors a non-qualified deferred compensation plan (the "Anixter Deferred Compensation Plan") that permits select employees to make pre-tax deferrals of salary and bonus. Interest is accrued monthly on the deferred compensation balances based on the average ten-year Treasury note rate for the previous three months times a factor of 1.4, and the rate is further adjusted if certain financial goals are achieved. At September 30, 2020, the deferred compensation liabilities included in other current liabilities and other noncurrent liabilities in the Condensed Consolidated Balance Sheet were $3.8 million and $42.4 million, respectively.
Concurrent with the implementation of the Anixter Deferred Compensation Plan, the Company established a Rabbi Trust arrangement to provide for the liabilities associated with the deferred compensation plan and an executive non-qualified defined benefit plan. The assets are invested in marketable securities. At September 30, 2020, $39.5 million was recorded in other assets in the Condensed Consolidated Balance Sheet for this arrangement.
Defined Benefit Plans
WESCO sponsors a contributory defined benefit plan covering substantially all Canadian employees of EECOL Electric Corp. (""EECOL") and a Supplemental Executive Retirement Plan for certain executives of EECOL (the "EECOL SERP").
Anixter Inc. sponsors defined benefit pension plans in the U.S., which consist of the Anixter Inc. Pension Plan, the Executive Benefit Plan and the Supplemental Executive Retirement Plan (the "Anixter SERP") (together, the "Anixter Domestic Plans") and various defined benefit pension plans covering employees of foreign subsidiaries in Canada and Europe (together, the " Anixter Foreign Plans"). The Anixter Inc. Pension Plan was frozen to entrants first hired or rehired on or after July 1, 2015. The majority of these defined benefit pension plans are non-contributory, and with the exception of U.S. and Canada, cover substantially all full-time domestic employees and certain employees in other countries. Retirement benefits are provided based on compensation as defined in both the Anixter Domestic Plans and the Anixter Foreign Plans. The Anixter Domestic Plans are funded as required by the Employee Retirement Income Security Act of 1974 ("ERISA") and the IRS and all Anixter Foreign Plans are funded as required by applicable foreign laws. The Anixter Inc. Executive Benefit Plan and the Anixter SERP are unfunded plans.
During the three and nine months ended September 30, 2020, the Company made aggregate cash contributions of $2.9 million and $4.7 million, respectively, for all of the benefit plans described above.
For the nine months ended September 30, 2020 and 2019, WESCO incurred total charges of $13.6 million and $24.7 million, respectively, for all of the benefit plans described above.

The following table sets forth the components of net periodic benefit costs for the Company's defined benefit plans:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2020	2019	2020	2019
Service cost	$3,826	$1,158	$6,801	$3,446
Interest cost	4,844	1,098	7,170	3,267
Expected return on plan assets	(8,399)	(1,433)	(12,001)	(4,265)
Recognized actuarial gain(1)	(1)	(16)	52	(47)
Net periodic benefit cost	$270	$807	$2,022	$2,401
(1)    For the three and nine months ended September 30, 2020 and 2019, no amounts were reclassified from accumulated other comprehensive income into net income, respectively.
The service cost of $3.8 million and $1.2 million for the three months ended September 30, 2020 and 2019, respectively, and $6.8 million and $3.4 million for the nine months ended September 30, 2020 and 2019, respectively, is reported as a component of selling, general and administrative expenses. The other components of net periodic benefit cost totaling a net benefit of $3.6 million and $0.4 million for the three months ended September 30, 2020 and 2019, respectively, and $4.8 million and $1.0 million for the nine months ended September 30, 2020 and 2019, respectively, are presented as a component of other non-operating expenses ("other, net").

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

Other Benefits
As permitted by the Merger Agreement, Anixter granted restricted stock units prior to June 22, 2020 in the ordinary course of business to its employees and directors. These awards, which did not accelerate solely as a result of the Merger, were converted into cash-only settled WESCO phantom stock units, which vest ratably over a 3-year period. As of September 30, 2020, the estimated fair value of these awards was $13.4 million. The Company recognized compensation expense associated with these awards of $1.4 million and $2.3 million for the three and nine months ended September 30, 2020, respectively, which is reported as a component of selling, general and administrative expenses.
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
The carrying value of WESCO's debt instruments with fixed interest rates was $3,730.0 million and $850.0 million as of September 30, 2020 and December 31, 2019, respectively. The estimated fair value of this debt was $4,015.6 million and $866.2 million, respectively. The reported carrying values of WESCO's other financial instruments, including indebtedness with variable interest rates, approximated their fair values as of September 30, 2020 and December 31, 2019.
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
The Company does not hedge 100% of its foreign currency-denominated accounts. In addition, the results of hedging can vary significantly based on various factors, such as the timing of executing foreign currency forward contracts versus the movement of currencies as well as the fluctuations in the account balances throughout each reporting period. The fair value of foreign currency forward contracts is based on the difference between the contract rate and the current exchange rate. The fair value of foreign currency forward contracts is measured using observable market information. These inputs would be considered Level 2 in the fair value hierarchy. At September 30, 2020, foreign currency forward contracts were revalued at then-current foreign exchange rates with the changes in valuation reflected directly in other non-operating expenses ("other, net") in the Condensed Consolidated Statements of Income and Comprehensive Income offsetting the transaction gain (loss) recorded on foreign currency-denominated accounts. At September 30, 2020, the gross and net notional amounts of foreign currency forward contracts outstanding were approximately $104.8 million. While all of the Company's foreign currency forward contracts are subject to master netting arrangements with its counterparties, assets and liabilities related to these contracts are presented on a gross basis within the Condensed Consolidated Balance Sheets. The gross fair value of assets and liabilities related to foreign currency forward contracts were immaterial.
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
In an effort to expand the Company's footprint in the Middle East, WESCO has been doing business since 2009 with WESTEC Supplies General Trading (“WESTEC”), an industrial equipment supplier headquartered in the United Arab Emirates. WESTEC has debt facilities comprised of a $5.8 million term loan and a $1.0 million line of credit to support its working capital requirements and joint sales efforts with WESCO. Due to the nature of WESCO’s arrangement with WESTEC, WESCO has provided a standby letter of credit under its revolving credit facility of up to $7.3 million as security for WESTEC’s debt facilities. As of September 30, 2020, WESTEC had outstanding indebtedness totaling $6.0 million. Management currently believes the estimated fair value of the noncontingent guarantee on the outstanding indebtedness is nominal and therefore a liability has not been recorded as of September 30, 2020.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

13. INCOME TAXES
The effective tax rate for the three and nine months ended September 30, 2020 was 23.3% and 22.9%, respectively. The effective tax rate for the three and nine months ended September 30, 2019 was 19.8% and 21.0%, respectively. WESCO’s effective tax rate is typically impacted by the tax effect of intercompany financing, foreign tax rate differences, nondeductible expenses and state income taxes. The effective tax rates for the current year periods are higher than the corresponding prior year periods primarily due to expenses incurred by WESCO to complete the acquisition of Anixter.
There have been no material adjustments to liabilities for uncertain tax positions since the last annual disclosure, except for preliminary amounts recorded in connection with the acquisition of Anixter, which totaled $30.0 million. In addition, the Company reassessed the realizability of certain deferred income tax assets acquired, including Anixter’s foreign tax credit carryforwards. As a result, the Company preliminary allocated $59.4 million to a foreign tax credit carryforward and $41.4 million to the related valuation allowance.
14. BUSINESS SEGMENTS
Prior to the completion of its merger with Anixter on June 22, 2020, as described in Note 4, WESCO had four operating segments that had been aggregated as one reportable segment. Effective on the date of acquisition, the Company added Anixter as a separate reportable segment for the quarterly period ended June 30, 2020. In the third quarter, the Company identified new operating segments organized around three strategic business units consisting of EES, CSS and UBS. These operating segments are equivalent to the Company's reportable segments. The operating segments in the respective periods were determined in accordance with the manner in which WESCO's chief operating decision maker ("CODM") reviewed financial information during those periods.
The following is a description of each of the Company's reportable segments and their business activities.
Electrical & Electronic Solutions
The EES segment supplies a broad range of products and supply chain solutions primarily to the Construction, Industrial and Original Equipment Manufacturer ("OEM") markets. Product categories include a broad range of electrical equipment and supplies as well as lubricants, pipe, valves, fittings, fasteners, cutting tools, power transmission, and safety products. In addition, OEM customers require a reliable supply of assemblies and components to incorporate into their own products as well as value-added services such as supplier consolidation, design and technical support, just-in-time supply and electronic commerce, and supply chain management. EES includes the “Electrical and Electronic Solutions” business acquired from Anixter and the majority of the legacy WESCO industrial and construction businesses.
Communications & Security Solutions
The CSS segment supplies products and customized supply chain solutions to customers in a diverse range of industries including technology, finance, telecommunications service providers, transportation, education, government, healthcare and retail. CSS sells these products directly to end users or through various channels including data communications contractors, security, network, professional audio/visual and systems integrators. CSS has a broad product portfolio that includes copper and fiber optic cable and connectivity, access control, video surveillance, intrusion and fire/life safety, cabinets, power, cable management, wireless, professional audio/video, voice and networking switches and other ancillary products. CSS includes the “Network and Security Solutions” business acquired from Anixter and the legacy data communications and safety businesses from WESCO.
Utility & Broadband Solutions
The UBS segment supplies electrical transmission and distribution products, power plant maintenance, repair and operations supplies and smart-grid products, and arranges materials management and procurement outsourcing for the power generation, power transmission and electricity distribution industries. The UBS segment combines the “Utility Power Solutions” business acquired from Anixter, the WESCO utility business, a portion of the legacy WESCO broadband business as well as the legacy WESCO integrated supply business.
Corporate expenses are incurred to obtain and coordinate financing, tax, information technology, legal and other related services. The Company also has various corporate assets which are reported in corporate. Segment assets may not include jointly used assets, but segment results include depreciation expense or other allocations related to those assets. Interest expense and other non-operating items are not allocated to the segments or reviewed on a segment basis. Corporate expenses and assets are shown in the tables below to reconcile the reportable segments to the consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

For the three and nine months ended September 30, 2020 and September 30, 2019, the Company's CODM evaluated the performance of its operating segments based primarily on net sales, income from operations, and total assets.

The following table sets forth net sales and income from operations by reportable segment for the periods presented:

(In thousands)	Three Months Ended September 30, 2020
	EES	CSS	UBS	Corporate	Total
Net sales	$1,653,726	$1,388,791	$1,099,284	$—	$4,141,801
Income from operations	105,508	89,634	74,092	(91,139)	178,095

	Three Months Ended September 30, 2019
(In thousands)	EES	CSS	UBS	Corporate	Total
Net sales	$1,250,080	$235,920	$662,110	$—	$2,148,110
Income from operations	72,007	10,555	43,811	(32,640)	93,733

	Nine Months Ended September 30, 2020
(In thousands)	EES	CSS	UBS	Corporate	Total
Net sales	$3,811,498	$1,953,967	$2,431,689	$—	$8,197,154
Income from operations	194,643	127,502	167,651	(235,518)	254,278

	Nine Months Ended September 30, 2019
(In thousands)	EES	CSS	UBS	Corporate	Total
Net sales	$3,626,423	$681,087	$1,951,955	$—	$6,259,465
Income from operations	198,774	32,501	134,431	(103,297)	262,409

The following table sets forth total assets by reportable segment for the periods presented:

	As of
	September 30, 2020
(In thousands)	EES	CSS	UBS	Corporate(1)	Total
Total assets	$3,838,242	$4,592,463	$2,990,621	$447,013	$11,868,339

	As of
	December 31, 2019
(In thousands)	EES	CSS	UBS	Corporate(1)	Total
Total assets	$2,523,481	$610,046	$1,747,809	$136,299	$5,017,635

(1)Total assets for Corporate primarily consist of cash and cash equivalents, deferred income taxes, fixed assets and leases.

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
On June 22, 2020, WESCO completed its previously announced acquisition of Anixter International Inc., a Delaware corporation (“Anixter”). Pursuant to the terms of the Agreement and Plan of Merger, dated January 10, 2020 (the “Merger Agreement”), by and among Anixter, WESCO and Warrior Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of WESCO (“Merger Sub”), Merger Sub was merged with and into Anixter (the “Merger”), with Anixter surviving the Merger and continuing as a wholly owned subsidiary of WESCO.
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
Prior to the completion of its merger with Anixter on June 22, 2020, as described in Note 4 of our Notes to the unaudited Condensed Consolidated Financial Statements, WESCO had four operating segments that had been aggregated as one reportable segment. Effective on the date of acquisition, the Company added Anixter as a separate reportable segment for the quarterly period ended June 30, 2020. In the third quarter, the Company identified new operating segments organized around three strategic business units consisting of Electrical & Electronic Solutions ("EES"), Communications & Security Solutions ("CSS") and Utility and Broadband Solutions ("UBS"). The applicable comparative financial information reported in our previously issued interim financial statements for the three and nine months ended September 30, 2019 has been recast in this Quarterly Report on Form 10-Q to conform to the basis of the new segments.
The following is a description of each of the Company's reportable segments and their business activities.
Electrical & Electronic Solutions
The EES segment supplies a broad range of products and supply chain solutions primarily to the Construction, Industrial and Original Equipment Manufacturer ("OEM") markets. Product categories include a broad range of electrical equipment and supplies as well as lubricants, pipe, valves, fittings, fasteners, cutting tools, power transmission, and safety products. In addition, OEM customers require a reliable supply of assemblies and components to incorporate into their own products as well as value-added services such as supplier consolidation, design and technical support, just-in-time supply and electronic commerce, and supply chain management. EES includes the “Electrical and Electronic Solutions” business acquired from Anixter and the majority of the legacy WESCO industrial and construction businesses.
Communications & Security Solutions
The CSS segment supplies products and customized supply chain solutions to customers in a diverse range of industries including technology, finance, telecommunications service providers, transportation, education, government, healthcare and retail. CSS sells these products directly to end users or through various channels including data communications contractors, security, network, professional audio/visual and systems integrators. CSS has a broad product portfolio that includes copper and fiber optic cable and connectivity, access control, video surveillance, intrusion and fire/life safety, cabinets, power, cable management, wireless, professional audio/video, voice and networking switches and other ancillary products. CSS includes the “Network and Security Solutions” business acquired from Anixter and the legacy data communications and safety businesses from WESCO.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Utility & Broadband Solutions
The UBS segment supplies electrical transmission and distribution products, power plant maintenance, repair and operations supplies and smart-grid products, and arranges materials management and procurement outsourcing for the power generation, power transmission and electricity distribution industries. The UBS segment combines the “Utility Power Solutions” business acquired from Anixter, the WESCO utility business, a portion of the legacy WESCO broadband business as well as the legacy WESCO integrated supply business.
Our financial results for the first nine months of 2020 reflect the unfavorable business conditions caused by the COVID-19 pandemic, offset by cost reduction actions taken in response to such conditions, as well as the merger with Anixter. Net sales increased $1.9 billion, or 31.0%, over the same period last year. Cost of goods sold as a percentage of net sales was 81.0% for the first nine months of 2020 and 2019. Selling, general and administrative ("SG&A") expenses as a percentage of net sales were 14.9% and 14.1% for the first nine months of 2020 and 2019, respectively. Operating profit was $254.3 million for the current nine month period, compared to $262.4 million for the first nine months of 2019. Adjusted for $120.1 million of transaction costs and fair value adjustments related to our merger with Anixter, as well as a gain on the sale of an operating branch in the U.S. of $19.8 million, SG&A expenses as a percentage of nets sales were 14.0%, and operating profit was $354.6 million for the nine months ended September 30, 2020. Net income attributable to common stockholders for the nine months ended September 30, 2020 was $64.8 million, compared to $170.3 million for the comparable prior period. Earnings per diluted share for the first nine months of 2020 was $1.44, based on 45.1 million diluted shares, compared to $3.88 for the first nine months of 2019, based on 43.9 million diluted shares. As adjusted, earnings per diluted share for the current nine month period was $3.17.
As further discussed below, through the third quarter of 2020, the COVID-19 pandemic has had a significant impact on our business and negatively impacted our results of operations. We expect these negative impacts to continue for the remainder of the year, and potentially longer, depending on the duration and severity of the COVID-19 pandemic. Events and factors relating to the COVID-19 pandemic include limitations on the ability of our suppliers to manufacture or procure the products we sell or to meet delivery requirements and commitments; disruptions to our global supply chains; limitations on the ability of our employees to perform their work due to travel or other restrictions; limitations on the ability of carriers to deliver our products to our customers; limitations on the ability of our customers to conduct their business and purchase our products and services, or pay us on a timely basis; and disruptions to our customers’ purchasing patterns.
We are taking actions in response to the COVID-19 pandemic. Our top priority is the health and safety of our employees. The products and services that we provide are integral to the daily operations of our essential business customers. To date, our branch locations have remained operational consistent with governmental and public health authority directives. Beginning in March 2020, and continuing throughout the third quarter, we have taken actions to reduce costs consistent with the expected decline in demand, including reductions in administrative expenses, payroll and benefits, and other spending across the company. Given the ongoing uncertainty regarding the duration and scope of the COVID-19 pandemic, we are continuing to monitor the situation and may take further actions in light of future developments.
We will work to prepare our business to respond to the needs of our customers. While many of the areas in which we operate had eased or lifted restrictions during the third quarter, some of these restrictions have been re-imposed in the wake of resurgences of COVID-19 cases. We cannot predict the timeframe for recovery of our customer’s demand for our products and services. The extent to which the COVID-19 pandemic will continue to impact our business and financial results going forward will depend on the duration and scope of the crisis, future government actions and the overall impact of the COVID-19 pandemic on the global economy and capital markets, among other factors, all of which remain highly uncertain and unpredictable.
Cash Flow
We generated $418.9 million of operating cash flow for the first nine months of 2020. Investing activities included $3,707.6 million to fund a portion of the merger with Anixter, as described in Note 4 of our Notes to the unaudited Condensed Consolidated Financial Statements, and $42.6 million of capital expenditures. Financing activities were comprised of $2,815.0 million of net proceeds from the issuance of senior unsecured notes to finance a portion of the merger with Anixter, borrowings and repayments of $980.3 million and $655.7 million, respectively, related to our prior and new revolving credit facilities, as well as borrowings and repayments of $865.0 million and $390.0 million, respectively, related to our accounts receivable securitization facility. Financing activities for the first nine months of 2020 also included net repayments related to our various international lines of credit of approximately $8.3 million.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Financing Availability
On June 22, 2020, in connection with the Merger, we entered into a $1,100 million revolving credit facility (the “Revolving Credit Facility”), as a replacement of our existing revolving credit facility entered into on September 26, 2019. Also concurrent with the completion of the Merger, we amended our accounts receivable securitization facility (the “Receivables Facility”). As of September 30, 2020, we had $727.5 million in total available borrowing capacity under our Revolving Credit Facility, which was comprised of $599.3 million of availability under the U.S. sub-facility and $128.2 million of availability under the Canadian sub-facility. Available borrowing capacity under our Receivables Facility was $135.0 million. The Revolving Credit Facility and the Receivables Facility mature in June 2025 and June 2023, respectively.
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
We adopted ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, in the first quarter of 2020.
See Note 2 of our Notes to the unaudited Condensed Consolidated Financial Statements for information regarding our significant accounting policies.

Results of Operations
Third Quarter of 2020 versus Third Quarter of 2019
The following table sets forth the percentage relationship to net sales of certain items in our Condensed Consolidated Statements of Income and Comprehensive Income for the periods presented:

	Three Months Ended
	September 30
	2020	2019
Net sales	100.0%	100.0%
Cost of goods sold (excluding depreciation and amortization)	81.0	81.4
Selling, general and administrative expenses	13.6	13.5
Depreciation and amortization	1.2	0.7
Income from operations	4.3	4.4
Interest expense, net	1.8	0.7
Other, net	—	—
Income before income taxes	2.5	3.7
Income tax expense	0.6	0.7
Net income attributable to WESCO International, Inc.	1.9	3.0
Preferred stock dividends	0.3	—
Net income attributable to common stockholders	1.6%	3.0%

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Net Sales
The following table sets forth net sales by segment for the periods presented:

	Three Months Ended
(In thousands)	September 30, 2020	September 30, 2019	Growth (Decline)
EES	$1,653,726	$1,250,079	32.3%
CSS	1,388,791	235,921	488.7%
UBS	1,099,284	662,110	66.0%
Total net sales	$4,141,801	$2,148,110	92.8%

Net sales were $4.1 billion for the third quarter of 2020 compared to $2.1 billion for the third quarter of 2019, an increase of 92.8% due to the merger with Anixter that was completed on June 22, 2020, partially offset by the weakened demand impact from the COVID-19 pandemic.
EES reported net sales $1.7 billion for the third quarter of 2020, compared to $1.3 billion for the third quarter of 2019, an increase of 32.3%.
CSS reported net sales of $1.4 billion for the third quarter of 2020, compared to $235.9 million for the third quarter of 2019, an increase of 488.7%.
UBS reported net sales of $1.1 billion for the third quarter of 2020, compared to $662.1 million for the third quarter of 2019, an increase of 66.0%.
Cost of Goods Sold
Cost of goods sold for the third quarter of 2020 was $3.4 billion compared to $1.7 billion for the third quarter of 2019, and gross profit was $785.5 million and $400.2 million, respectively. As a percentage of net sales, cost of goods sold was 81.0% and 81.4% for the third quarter of 2020 and 2019, respectively. Cost of goods sold as a percentage of net sales for the third quarter of 2020 was 80.4% excluding the effect of merger-related fair value adjustments of $28.0 million.
Selling, General and Administrative Expenses
SG&A expenses for the third quarter of 2020 totaled $562.0 million versus $290.9 million for the third quarter of 2019. As a percentage of net sales, SG&A expenses were 13.6% and 13.5%, respectively. The increase in SG&A expenses primarily reflects the impact of the merger with Anixter and related transaction costs, partially offset by the effect of cost reduction actions taken in response to the unfavorable business conditions caused by the COVID-19 pandemic. Adjusted for merger-related transaction costs of $14.2 million and a gain on sale of an operating branch in the U.S. of $19.8 million, SG&A expenses were $567.6 million, or 13.7% of net sales, for the third quarter of 2020.
SG&A payroll expenses for the third quarter of 2020 of $375.5 million increased by $172.7 million compared to the same period in 2019 primarily due to the merger with Anixter. Excluding the impact of the merger, SG&A payroll expenses were down $20.1 million due to lower salaries and wages, variable compensation expense and benefit costs resulting from cost reduction actions.
Depreciation and Amortization
Depreciation and amortization for the third quarter of 2020 was $45.5 million, compared to $15.6 million for the third quarter of 2019. The third quarter of 2020 includes $17.9 million attributable to the amortization of identifiable intangible assets acquired in the merger with Anixter.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Income from Operations
The following tables set forth income from operations by segment for the periods presented:

	Three Months Ended September 30, 2020
(In thousands)	EES	CSS	UBS	Corporate	Total
Income from operations	$105,508	$89,634	$74,092	$(91,139)	$178,095

	Three Months Ended September 30, 2019
(In thousands)	EES	CSS	UBS	Corporate	Total
Income from operations	$72,007	$10,555	$43,811	$(32,640)	$93,733
EES reported operating profit of $105.5 million for the third quarter of 2020, compared to $72.0 million for the third quarter of 2019.
CSS reported operating profit of $89.6 million for the third quarter of 2020, compared to $10.6 million for the third quarter of 2019.
UBS reported operating profit of $74.1 million for the third quarter of 2020, compared to $43.8 million for the third quarter of 2019.
Interest Expense, net
Interest expense, net totaled $74.5 million for the third quarter of 2020, compared to $14.3 million for the third quarter of 2019. The increase in interest expense was driven by financing activity related to the Anixter merger.
Other, net
Other non-operating expenses ("other, net") totaled $0.8 million for the third quarter of 2020, compared to $0.8 million for the third quarter of 2019.
Income Taxes
Income tax expense totaled $24.3 million for the third quarter of 2020, compared to $15.9 million in last year's comparable period, and the effective tax rate was 23.3% and 19.8%, respectively. The higher effective tax rate in the current quarter is primarily due to costs incurred to complete the merger with Anixter.
Net Income and Earnings per Share
Net income for the third quarter of 2020 was $80.0 million, compared to net income of $64.3 million for the third quarter of 2019.
Net loss of $0.6 million and $0.2 million was attributable to noncontrolling interests for the third quarter of 2020 and 2019, respectively.
Preferred stock dividends expense of $14.5 million for the third quarter of 2020 relates to the fixed-rate reset cumulative perpetual preferred stock, Series A, that was issued in connection with the merger.
Net income and earnings per diluted share attributable to common stockholders were $66.2 million and $1.31 per diluted share, respectively, for the third quarter of 2020, compared with net income and earnings per diluted share of $64.5 million and $1.52 per diluted share, respectively, for the third quarter of 2019. Adjusted for merger-related costs and fair value adjustments, gain on sale of an operating branch in the U.S. and the related income tax effects, earnings per diluted share for the third quarter of 2020 was $1.66.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

The following tables reconcile income from operations, provision for income taxes and earnings per diluted share to adjusted net income from operations, adjusted provision for income taxes and adjusted earnings per diluted share, which are non-GAAP financial measures, for the periods presented:

	Three Months Ended
Adjusted Income from Operations:	September 30, 2020	September 30, 2019
	(In thousands)
Income from operations	$178,095	$93,733
Merger-related costs	14,175	—
Merger-related fair value adjustments	28,019	—
Gain on sale of asset	(19,816)	—
Adjusted income from operations	$200,473	$93,733

	Three Months Ended
Adjusted Provision for Income Taxes:	September 30, 2020	September 30, 2019
	(In thousands)
Provision for income taxes	$24,294	$15,886
Income tax effect of adjustments to income from operations(1)	4,923	—
Adjusted provision for income taxes	$29,217	$15,886
(1)    The adjustments to income from operations have been tax effected at a rate of 22%.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

	Three Months Ended
Adjusted Earnings per Diluted Share:	September 30, 2020	September 30, 2019
(In thousands, except per share data)
Adjusted income from operations	$200,473	$93,733
Interest expense, net	74,540	14,306
Other, net	(777)	(798)
Adjusted income before income taxes	126,710	80,225
Adjusted provision for income taxes	29,217	15,886
Adjusted net income	97,493	64,339
Net loss attributable to noncontrolling interests	(640)	(156)
Adjusted net income attributable to WESCO International, Inc.	98,133	64,495
Preferred stock dividends	14,511	—
Adjusted net income attributable to common stockholders	$83,622	$64,495

Diluted shares	50,487	42,378
Adjusted earnings per diluted share	$1.66	$1.52
Note: Income from operations, the provision for income taxes and earnings per diluted share for the three months ended September 30, 2020 are adjusted to exclude merger-related costs and fair value adjustments, gain on sale of an operating branch in the U.S. and the related income tax effects. These non-GAAP financial measures provide a better understanding of our financial results on a comparable basis.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

EBITDA and Adjusted EBITDA
The following tables reconcile net income attributable to common stockholders to EBITDA and adjusted EBITDA by segment, which are non-GAAP financial measures, for the periods presented:

	Three Months Ended September 30, 2020
(In thousands)	EES	CSS	UBS	Corporate	Total
Net income attributable to common stockholders	$107,192	$90,585	$73,924	$(205,534)	$66,167
Net loss attributable to noncontrolling interests	(270)	—	—	(370)	(640)
Preferred stock dividends	—	—	—	14,511	14,511
Income tax expense	—	—	—	24,294	24,294
Interest expense, net	—	—	—	74,540	74,540
Depreciation and amortization	10,411	18,536	7,550	8,979	45,476
EBITDA	$117,333	$109,121	$81,474	$(83,580)	$224,348
Other, net	(1,414)	(951)	168	1,420	(777)
Stock-based compensation expense	141	6	77	5,778	6,002
Merger-related costs	—	—	—	14,175	14,175
Merger-related fair value adjustments	11,695	12,344	3,980	—	28,019
Gain on sale of asset	(19,816)	—	—	—	(19,816)
Adjusted EBITDA	$107,939	$120,520	$85,699	$(62,207)	$251,951
Adjusted EBITDA margin %	6.5%	8.7%	7.8%		6.1%

	Three Months Ended September 30, 2019
(In thousands)	EES	CSS	UBS	Corporate	Total
Net income attributable to common stockholders	$72,163	$10,555	$43,811	$(62,034)	$64,495
Net loss attributable to noncontrolling interests	(156)	—	—	—	(156)
Income tax expense	—	—	—	15,886	15,886
Interest expense, net	—	—	—	14,306	14,306
Depreciation and amortization	7,171	1,811	3,396	3,234	15,612
EBITDA	$79,178	$12,366	$47,207	$(28,608)	$110,143
Other, net	(798)	—	—	—	(798)
Stock-based compensation expense	279	19	58	4,070	4,426
Adjusted EBITDA	$78,659	$12,385	$47,265	$(24,538)	$113,771
Adjusted EBITDA margin %	6.3%	5.2%	7.1%		5.3%
Note: EBITDA and Adjusted EBITDA are non-GAAP financial measures that provide indicators of our performance and ability to meet debt service requirements. EBITDA is defined as earnings before interest, taxes, depreciation and amortization. Adjusted EBITDA is defined as EBITDA before other non-operating expenses ("other, net"), non-cash stock-based compensation, costs and adjustments associated with the merger with Anixter, and gain on sale of an operating branch in the U.S.
Adjusted EBITDA for EES was $107.9 million for the third quarter of 2020, or 6.5% of net sales, compared to $78.7 million for the third quarter of 2019, or 6.3% of net sales.
Adjusted EBITDA for CSS was $120.5 million for the third quarter of 2020, or 8.7% of net sales, compared to $12.4 million for the third quarter of 2019, or 5.2% of net sales.
Adjusted EBITDA for UBS was $85.7 million for the third quarter of 2020, or 7.8% of net sales, compared to $47.3 million for the third quarter of 2019, or 7.1% of net sales.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
Nine Months Ended September 30, 2020 versus Nine Months Ended September 30, 2019
The following table sets forth the percentage relationship to net sales of certain items in our Condensed Consolidated Statements of Income and Comprehensive Income for the periods presented:

	Nine Months Ended
	September 30
	2020	2019
Net sales	100.0%	100.0%
Cost of goods sold (excluding depreciation and amortization)	81.0	81.0
Selling, general and administrative expenses	14.9	14.1
Depreciation and amortization	1.0	0.7
Income from operations	3.1	4.2
Interest expense, net	1.9	0.8
Other, net	—	—
Income before income taxes	1.2	3.4
Income tax expense	0.3	0.7
Net income attributable to WESCO International, Inc.	0.9	2.7
Preferred stock dividends	0.2	—
Net income attributable to common stockholders	0.8%	2.7%

Net Sales
The following table sets forth net sales by segment for the periods presented:

	Nine Months Ended
(In thousands)	September 30, 2020	September 30, 2019	Growth (Decline)
EES	$3,811,498	$3,626,423	5.1%
CSS	1,953,967	681,087	186.9%
UBS	2,431,689	1,951,955	24.6%
Total net sales	$8,197,154	$6,259,465	31.0%

Net sales were $8.2 billion for the first nine months of 2020 compared to $6.3 billion for the first nine months of 2019, an increase of 31.0% due to the merger with Anixter that was completed on June 22, 2020, partially offset by the weakened demand impact from the COVID-19 pandemic.
EES reported net sales of $3.8 billion for the first nine months of 2020, compared to $3.6 billion for the first nine months of 2019, an increase of 5.1%.
CSS reported net sales of $2.0 billion for the first nine months of 2020, compared to $681.1 million for the first nine months of 2019, an increase of 186.9%.
UBS reported net sales of $2.4 billion for the first nine months of 2020, compared to $2.0 billion for the first nine months of 2019, an increase of 24.6%.
Cost of Goods Sold
Cost of goods sold for the first nine months of 2020 was $6.6 billion, compared to $5.1 billion for the first nine months of 2019. As a percentage of net sales, cost of goods sold was 81.0% for for the first nine months of 2020 and 2019. Cost of goods sold as a percentage of net sales for the first nine months of 2020 was 80.7% excluding the effect of merger-related fair value adjustments of $28.0 million.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
Selling, General and Administrative Expenses
SG&A expenses for the first nine months of 2020 totaled $1.2 billion versus $883.2 million for the first nine months of 2019. As a percentage of net sales, SG&A expenses were 14.9% and 14.1%, respectively. The increase in SG&A expenses primarily reflects the impact of the merger with Anixter and related transaction costs, partially offset by the effect of cost reduction actions taken in response to the unfavorable business conditions caused by the COVID-19 pandemic. Adjusted for merger-related transaction costs of $92.1 million and a gain on sale of an operating branch in the U.S. of $19.8 million, SG&A expenses were $1.1 billion, or 14.0% of net sales, for the first nine months of 2020.
SG&A payroll expenses for first nine months of 2020 of $805.9 million increased by $192.9 million compared to the same period in 2019 primarily due to the merger with Anixter. Excluding the impact of the merger, SG&A payroll expenses were down $41.2 million due to lower salaries and wages, variable compensation expense and benefit costs resulting from cost reduction actions.
Depreciation and Amortization
Depreciation and amortization for the first nine months of 2020 was $80.3 million, compared to $46.0 million for the first nine months of 2019. The first nine months of 2020 includes $20.5 million attributable to the amortization of identifiable intangible assets acquired in the merger with Anixter.
Income from Operations
The following tables set forth income from operations by segment for the periods presented:

	Nine Months Ended September 30, 2020
(In thousands)	EES	CSS	UBS	Corporate	Total
Income from operations	$194,643	$127,502	$167,651	$(235,518)	$254,278

	Nine Months Ended September 30, 2019
(In thousands)	EES	CSS	UBS	Corporate	Total
Income from operations	$198,774	$32,501	$134,431	$(103,297)	$262,409
EES reported operating profit of $194.6 million for the first nine months of 2020, compared to $198.8 million for the first nine months of 2019.
CSS reported operating profit of $127.5 million for the first nine months of 2020, compared to $32.5 million for the first nine months of 2019.
UBS reported operating profit of $167.7 million for the first nine months of 2020, compared to $134.4 million for the first nine months of 2019.
Interest Expense, net
Interest expense, net totaled $152.3 million for the first nine months of 2020, compared to $49.3 million for the first nine months 2019. The increase in interest expense was driven by financing activity related to the Anixter merger.
Other, net
Other non-operating expenses ("other, net") totaled $1.5 million for the first nine months of 2020, compared to $1.4 million for the first nine months of 2019.
Income Taxes
Income tax expense was $23.7 million for the first nine months of 2020, compared to $45.0 million in last year's comparable period, and the effective tax rate was 22.9% and 21.0%, respectively. The higher effective tax rate in the current period is primarily due to costs incurred to complete the merger with Anixter.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
Net Income and Earnings per Share
Net income for the first nine months of 2020 was $79.8 million, compared to $169.5 million for the first nine months of 2019.
Net loss of $0.8 million was attributable to noncontrolling interests for the first nine months of 2020 and 2019.
Preferred stock dividends expense of $15.8 million for the first nine months of 2020 relates to the fixed-rate reset cumulative perpetual preferred stock, Series A, that was issued in connection with the merger.
Net income and earnings per diluted share attributable to common stockholders were $64.8 million and $1.44 per diluted share, respectively, for the first nine months of 2020, compared with net income and earnings per diluted share of $170.3 million and $3.88 per diluted share, respectively, for the first nine months of 2019. Adjusted for merger-related costs and fair value adjustments, gain on sale of an operating branch in the U.S. and the related income tax effects, earnings per diluted share for the current six month period was $3.17.
The following tables reconcile income from operations, provision for income taxes and earnings per diluted share to adjusted net income from operations, adjusted provision for income taxes and adjusted earnings per diluted share, which are non-GAAP financial measures, for the periods presented:

	Nine Months Ended
Adjusted Income from Operations:	September 30, 2020	September 30, 2019
	(In thousands)
Income from operations	$254,278	$262,409
Merger-related costs	92,127	—
Merger-related fair value adjustments	28,019	—
Gain on sale of asset	(19,816)	—
Adjusted income from operations	$354,608	$262,409

	Nine Months Ended
Adjusted Provision for Income Taxes:	September 30, 2020	September 30, 2019
	(In thousands)
Provision for income taxes	$23,707	$44,970
Income tax effect of adjustments to income from operations(1)	22,073	—
Adjusted provision for income taxes	$45,780	$44,970
(1)    The adjustments to income from operations have been tax effected at a rate of 22%.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

	Nine Months Ended
Adjusted Earnings per Diluted Share:	September 30, 2020	September 30, 2019
(In thousands, except per share data)
Adjusted income from operations	$354,608	$262,409
Interest expense, net	152,281	49,293
Other, net	(1,463)	(1,359)
Adjusted income before income taxes	203,790	214,475
Adjusted provision for income taxes	45,780	44,970
Adjusted net income	158,010	169,505
Net loss attributable to noncontrolling interests	(825)	(824)
Adjusted net income attributable to WESCO International, Inc.	158,835	170,329
Preferred stock dividends	15,787	—
Adjusted net income attributable to common stockholders	$143,048	$170,329

Diluted shares	45,104	43,901
Adjusted earnings per diluted share	$3.17	$3.88
Note: Income from operations, the provision for income taxes and earnings per diluted share for the nine months ended September 30, 2020 are adjusted to exclude merger-related costs and fair value adjustments, gain on sale of an operating branch in the U.S. and the related income tax effects. These non-GAAP financial measures provide a better understanding of our financial results on a comparable basis.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
EBITDA and Adjusted EBITDA
The following tables reconcile net income attributable to common stockholders to EBITDA and adjusted EBITDA by segment, which are non-GAAP financial measures, for the periods presented:

	Nine Months Ended September 30, 2020
(In thousands)	EES	CSS	UBS	Corporate	Total
Net income attributable to common stockholders	$196,665	$128,295	$167,483	$(427,652)	$64,791
Net loss attributable to noncontrolling interests	(664)	—	—	(161)	(825)
Preferred stock dividends	—	—	—	15,787	15,787
Income tax expense	—	—	—	23,707	23,707
Interest expense, net	—	—	—	152,281	152,281
Depreciation and amortization	24,638	24,393	15,153	16,140	80,324
EBITDA	$220,639	$152,688	$182,636	$(219,898)	$336,065
Other, net	(1,358)	(793)	168	520	(1,463)
Stock-based compensation expense	849	54	221	14,405	15,529
Merger-related costs	—	—	—	92,127	92,127
Merger-related fair value adjustments	11,695	12,344	3,980	—	28,019
Gain on sale of asset	(19,816)	—	—	—	(19,816)
Adjusted EBITDA	$212,009	$164,293	$187,005	$(112,846)	$450,461
Adjusted EBITDA margin %	5.6%	8.4%	7.7%		5.5%

	Nine Months Ended September 30, 2019
(In thousands)	EES	CSS	UBS	Corporate	Total
Net income attributable to common stockholders	$199,598	$32,501	$134,431	$(196,201)	$170,329
Net loss attributable to noncontrolling interests	(824)	—	—	—	(824)
Income tax expense	—	—	—	44,970	44,970
Interest expense, net	—	—	—	49,293	49,293
Depreciation and amortization	21,343	5,453	10,118	9,121	46,035
EBITDA	$220,117	$37,954	$144,549	$(92,817)	$309,803
Other, net	(1,359)	—	—	—	(1,359)
Stock-based compensation expense	837	57	173	13,174	14,241
Adjusted EBITDA	$219,595	$38,011	$144,722	$(79,643)	$322,685
Adjusted EBITDA margin %	6.1%	5.6%	7.4%		5.2%
Note: EBITDA and Adjusted EBITDA are non-GAAP financial measures that provide indicators of our performance and ability to meet debt service requirements. EBITDA is defined as earnings before interest, taxes, depreciation and amortization. Adjusted EBITDA is defined as EBITDA before other non-operating expenses ("other, net"), non-cash stock-based compensation, costs and adjustments associated with the merger with Anixter, and gain on sale of an operating branch in the U.S.
Adjusted EBITDA for EES was $212.0 million for the first nine months of 2020, or 5.6% of net sales, compared to $219.6 million for the first nine months of 2019, or 6.1% of net sales.
Adjusted EBITDA for CSS was $164.3 million for the first nine months of 2020, or 8.4% of net sales, compared to $38.0 million for the first nine months of 2019, or 5.6% of net sales.
Adjusted EBITDA for UBS was $187.0 million for the first nine months of 2020, or 7.7% of net sales, compared to $144.7 million for the first nine months of 2019, or 7.4% of net sales.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Liquidity and Capital Resources
Total assets were $11.9 billion and $5.0 billion at September 30, 2020 and December 31, 2019, respectively. Total liabilities were $8.7 billion and $2.8 billion at September 30, 2020 and December 31, 2019, respectively. Total stockholders' equity was $3.2 billion and $2.3 billion at September 30, 2020 and December 31, 2019, respectively.
Our liquidity needs generally arise from fluctuations in our working capital requirements, capital expenditures, acquisitions and debt service obligations. As of September 30, 2020, we had $727.5 million in available borrowing capacity under our Revolving Credit Facility and $135.0 million in available borrowing capacity under our Receivables Facility, which combined with available cash of $212.6 million, provided liquidity of $1.1 billion. Cash included in our determination of liquidity represents cash in deposit and interest bearing investment accounts. We believe cash provided by operations and financing activities will be adequate to cover our operational and business needs for at least the next twelve months. In addition, we regularly review our mix of fixed versus variable rate debt, and we may, from time to time, issue or retire borrowings and/or refinance existing debt in an effort to mitigate the impact of interest rate and foreign exchange rate fluctuations, and to maintain a cost-effective capital structure consistent with our anticipated capital requirements. At September 30, 2020, approximately 75% of our debt portfolio was comprised of fixed rate debt.
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
We used the net proceeds from the issuance of senior unsecured notes, together with borrowings under the new senior secured asset-based revolving credit facility and amended accounts receivable securitization facility, as well as existing cash on hand to consummate the merger. For the third quarter of 2020, we reduced our outstanding indebtedness by approximately $193 million. Over the next several quarters, it is expected that excess liquidity will be directed primarily at debt reduction and merger-related integration activities, and we expect to maintain sufficient liquidity through our credit facilities and cash balances. We anticipate capital expenditures in 2020 to be sufficient to support our business initiatives.
We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions. We also communicate on a regular basis with our lenders regarding our financial and working capital performance, liquidity position and financial leverage. Our financial leverage ratio was 5.3 as of September 30, 2020, on a pro forma basis, and 2.6 as of December 31, 2019, as reported. In addition, we are in compliance with all covenants and restrictions contained in our debt agreements as of September 30, 2020.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

The following table sets forth our financial leverage ratio, which is a non-GAAP financial measure, for the periods presented:

	Pro Forma(1)	Reported
	Twelve Months Ended
(In millions of dollars, except ratio)	September 30, 2020	December 31, 2019
Net income attributable to WESCO International	$264.1	$223.4
Net loss attributable to noncontrolling interests	(1.2)	(1.2)
Preferred stock dividends	15.8	—
Income tax expense	40.1	59.9
Interest expense, net	216.7	64.2
Depreciation and amortization	145.5	62.1
EBITDA	681.0	408.4
Other, net	2.4	0.6
Stock-based compensation	43.9	19.1
Merger-related costs and fair value adjustments	166.8	3.1
Gain on sale of asset	(19.8)	—
Adjusted EBITDA	$874.3	$431.2

	As of
	September 30, 2020	December 31, 2019
Short-term borrowings and current debt	$28.8	$26.7
Long-term debt	4,878.1	1,257.1
Debt discount and debt issuance costs(2)	92.3	8.8
Fair value adjustments to Anixter Senior Notes due 2023 and 2025(2)	(1.8)	—
Total debt	4,997.4	1,292.6
Less: Cash and cash equivalents	352.2	150.9
Total debt, net of cash	$4,645.2	$1,141.7

Financial leverage ratio	5.3	2.6
(1)Pro forma EBITDA and pro forma adjusted EBITDA for the trailing twelve month period ended September 30, 2020 gives effect to the combination of WESCO and Anixter as if it had occurred at the beginning of such period.
(2)Long-term debt is presented in the condensed consolidated balance sheets net of debt discount and debt issuance costs, and include adjustments to record the long-term debt assumed in the merger with Anixter at its acquisition date fair value.
Note: Financial leverage is a non-GAAP measure of the use of debt. Financial leverage ratio is calculated by dividing total debt, excluding debt discount, debt issuance costs and fair value adjustments, net of cash, by adjusted EBITDA. EBITDA is defined as the trailing twelve months earnings before interest, taxes, depreciation and amortization. Adjusted EBITDA is defined as the trailing twelve months EBITDA before foreign exchange and other non-operating expenses, non-cash stock-based compensation, costs and adjustments associated with the merger with Anixter, and gain on sale of an operating branch in the U.S. Pro forma financial leverage ratio is calculated by dividing total debt, excluding debt discount, debt issuance costs and fair value adjustments, net of cash, by pro forma adjusted EBITDA.
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

recoverable. Accordingly, we performed an interim test for impairment as of March 31, 2020. There were no impairment losses identified as a result of this interim test.
As disclosed in Note 1 of our Notes to the unaudited Condensed Consolidated Financial Statements, we identified new operating segments during the third quarter of 2020, which changed the composition of our reporting units. Accordingly, we reassigned goodwill to the new reporting units using a relative fair value allocation approach. We performed a goodwill impairment test immediately before and after we reorganized our reporting structure. Goodwill was tested for impairment on a reporting unit level and the evaluation involved comparing the fair value of each reporting unit to its carrying value. The fair values of the reporting units were determined using a combination of a discounted cash flow analysis and market multiples. In performing the quantitative assessments, management used expected operating margins supported by a combination of historical results, current forecasts, market data and recent economic events. We used a discount rate that reflects market participants' cost of capital. There were no impairment losses identified as a result of these tests.
Although all of our reporting units have fair values that currently exceed the respective carrying values, the EES reporting unit with goodwill of $809.9 million had an estimated fair value that exceeded its respective carrying value by less than 10%. The determination of fair value of the reporting units involves significant management judgment, particularly as it relates to the underlying assumptions and factors around expected operating margins and discount rate.
Due to the ongoing uncertainty surrounding the current macroeconomic environment and conditions in the markets in which we operate, as well as the risk that we may not fully realize cost savings, operating synergies or revenue improvement as a result of our acquisition of Anixter, there can be no assurance that the fair values of our reporting units will exceed their carrying values in the future, and that goodwill and indefinite-lived intangible assets will be fully recoverable.
Cash Flow
Operating Activities. Net cash generated from operations for the first nine months of 2020 totaled $418.9 million, compared with net cash provided by operating activities of $116.7 million for the first nine months of 2019. Operating activities included net income of $79.8 million and adjustments to net income totaling $70.3 million. Other sources of cash in the first nine months of 2020 included an increase in other current and noncurrent liabilities of $122.6 million, an increase in accounts payable of $80.5 million, a decrease in inventories of $77.7 million, an increase in accrued payroll and benefit costs of $25.9 million, and a decrease in trade accounts receivable of $3.6 million. Primary uses of cash in the first nine months of 2020 included: an increase in prepaid expenses and other assets of $26.7 million; and, an increase in other accounts receivable of $14.7 million.
Net cash provided by operating activities for the first nine months of 2019 totaled $116.7 million, which included net income of $169.5 million and adjustments to net income totaling $61.5 million. Other sources of cash in the first nine months of 2019 included an increase in accounts payable of $46.9 million, a decrease in other accounts receivable of $15.5 million, and an increase in other current and noncurrent liabilities of $4.4 million. Primary uses of cash in the first nine months of 2019 included: an increase in trade accounts receivable of $122.9 million; a decrease in accrued payroll and benefit costs of $36.1 million; an increase in prepaid expenses and other assets of $20.7 million; and, an increase in inventories of $1.5 million.
Investing Activities. Net cash used in investing activities for the first nine months of 2020 was $3,723.9 million, compared with $53.5 million used during the first nine months of 2019. Included in the first nine months of 2020 was $3,707.6 million to fund a portion of the merger with Anixter, as described in Note 4 of our Notes to the unaudited Condensed Consolidated Financial Statements. During the first nine months of 2019, we made payments of $27.7 million to acquire Sylvania Lighting Solutions ("SLS"). Capital expenditures were $42.6 million for the nine month period ended September 30, 2020, compared to $30.3 million for the nine month period ended September 30, 2019.
Financing Activities. Net cash provided by financing activities for the first nine months of 2020 was $3,507.3 million, compared to $18.1 million of net cash used in financing activities for the first nine months of 2019. During the first nine months of 2020, financing activities consisted of $2,815.0 million of net proceeds from the issuance of senior unsecured notes to finance a portion of the merger with Anixter, borrowings and repayments of $980.3 million and $655.7 million, respectively, related to our prior and amended revolving credit facilities, as well as borrowings and repayments of $865.0 million and $390.0 million, respectively, related to the Receivables Facility. Financing activities for the first nine months of 2020 also included net repayments related to our various international lines of credit of approximately $8.3 million. Additionally, the Company paid $79.9 million of debt issuance costs associated with financing the merger with Anixter.
During the first nine months of 2019, financing activities consisted of borrowings and repayments of $625.4 million and $662.4 million, respectively, related to the then outstanding revolving credit facility, borrowings and repayments of $480.0 million and $265.0 million, respectively, related to the then outstanding accounts receivable securitization facility, and repayments of $24.8 million to pay off our Term Loan Facility. Financing activities for the first nine months of 2019 also included net repayments related to our various international lines of credit of approximately $4.8 million. Additionally, financing activities for the first nine months of 2019 included the repurchase of $152.7 million of the Company's common

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

stock, of which $150.0 million was pursuant to an accelerated stock repurchase transaction under the share repurchase plan announced on December 13, 2017 and amended on October 31, 2018.
Contractual Cash Obligations and Other Commercial Commitments
There were no material changes in our contractual obligations and other commercial commitments that would require an update to the disclosure provided in our 2019 Annual Report on Form 10-K.
Inflation
The rate of inflation, as measured by changes in the producer price index, affects different commodities, the cost of products purchased and ultimately the pricing of our different products and product classes to our customers. For the nine months ended September 30, 2020, pricing related to inflation did not have a material impact on our sales.
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

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

Summarized Balance Sheets
(In thousands of dollars)
(unaudited)
	As of
	September 30, 2020	December 31, 2019
Assets
Current assets	$2,266,563	$582,075
Due from non-guarantor subsidiaries	298,927	465,012
Total current assets	2,565,490	1,047,087
Noncurrent assets	3,652,213	484,552
Total assets	$6,217,703	$1,531,639
Liabilities
Current liabilities	$1,277,697	$445,075
Due to non-guarantor subsidiaries	1,910,000	3,133,326
Total current liabilities	3,187,697	3,578,401
Noncurrent liabilities	4,846,438	1,067,486
Total liabilities	$8,034,135	$4,645,887

Summarized Statement of Income (Loss)
(In thousands of dollars)
(unaudited)
Nine Months Ended
September 30, 2020
Net sales(1)	$4,004,366
Gross profit(1)	728,675
Net loss	$(110,754)
(1) Includes $27.2 million of net sales and cost of goods sold to non-guarantor subsidiaries.

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
On June 22, 2020, the Company completed the acquisition of Anixter International Inc. ("Anixter"), which operated under its own set of systems and internal controls. During the quarterly period ended September 30, 2020, management transitioned certain of Anixter’s processes to the Company’s internal control environment. The Company will continue the process of integrating internal controls over financial reporting during the first year of this business combination.
There were no other changes in the Company’s internal control over financial reporting that occurred during the quarterly period ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

WESCO International, Inc.
(Registrant)

November 9, 2020	By:	/s/ David S. Schulz
(Date)		David S. Schulz
Executive Vice President and Chief Financial Officer