Form 10-K
period 2020-12-31
WESCO INTERNATIONAL INC
filed 2021-03-01
CIK 929008

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
(412) 454-2200
(Registrant’s telephone number, including area code)
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Class	Trading Symbol(s)	Name of Exchange on which registered
Common Stock, par value $.01 per share	WCC	New York Stock Exchange
Depositary Shares, each representing a 1/100th interest in a share of Series A Fixed-Rate Reset Cumulative Perpetual Preferred Stock	WCC PR A	New York Stock Exchange
Preferred Share Purchase Rights	N/A	New York Stock Exchange
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such file). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☑	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assertion of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The registrant estimates that the aggregate market value of the voting shares held by non-affiliates of the registrant was approximately $1.7 billion as of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price on the New York Stock Exchange for such stock.
As of February 25, 2021, 50,161,831 shares of Common Stock, par value $.01 per share, of the registrant were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Part III of this Form 10-K incorporates by reference portions of the registrant’s Proxy Statement for its 2021 Annual Meeting of Stockholders.

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
On June 22, 2020, WESCO completed its previously announced acquisition of Anixter International Inc., a Delaware corporation (“Anixter”). Pursuant to the terms of the Agreement and Plan of Merger, dated January 10, 2020 (the “Merger Agreement”), by and among Anixter, WESCO and Warrior Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of WESCO (“Merger Sub”), Merger Sub was merged with and into Anixter (the “Merger”), with Anixter surviving the Merger and continuing as a wholly owned subsidiary of WESCO. On June 23, 2020, Anixter merged with and into Anixter Inc., with Anixter Inc. surviving to become a wholly owned subsidiary of WESCO.
As a result of the Merger, the Company now employs nearly 18,000 people, maintains relationships with approximately 30,000 suppliers, and serves more than 125,000 customers worldwide. With nearly 1,500,000 products, end-to-end supply chain services, and extensive digital capabilities, WESCO provides innovative solutions to meet current customer needs across commercial and industrial businesses, contractors, government agencies, institutions, telecommunications providers, and utilities. WESCO’s innovative value-added solutions include supply chain management, logistics and transportation, procurement, warehousing and inventory management, as well as kitting and labeling, limited assembly of products and installation enhancement. WESCO has approximately 800 branches, warehouses and sales offices with operations in more than 50 countries, providing a local presence for customers and a global network to serve multi-location businesses and multi-national corporations. With nearly 100 years of excellence, we have the expertise to understand customer needs, the broad product and services portfolio to meet them and a customer-first approach to ensure their long-term success.
Business Segments and Industry Overview
As a result of the Merger, the Company now has operating segments organized around three strategic business units consisting of Electrical & Electronic Solutions ("EES"), Communications & Security Solutions ("CSS") and Utility and Broadband Solutions ("UBS").
The following is a description of each of the Company's reportable segments and their business activities.
Electrical & Electronic Solutions
The EES segment, with sales in approximately 40 countries, supplies a broad range of products and supply chain solutions primarily to the construction, industrial and original equipment manufacturer ("OEM") markets. Construction and industrial customers include a wide array of contractors, and engineering, procurement and construction firms for industrial, infrastructure, commercial, and data and broadband communications projects. Specific applications include projects for refineries, railways, wastewater treatment facilities, data centers, security installations, offices, and modular and mobile homes. OEM customers require products used in the manufacturing of automotive, industrial, medical, transportation, marine, military and communications equipment. The product portfolio in this global business includes a broad range of electrical equipment and supplies, wire and cable, lubricants, pipe, valves, fittings, fasteners, cutting tools, power transmission, and safety products. In addition, OEM customers require a reliable supply of assemblies and components to incorporate into their own products as well as value-added services such as supplier consolidation, design and technical support, just-in-time supply and electronic commerce, and supply chain management. The EES segment operates in highly fragmented markets that include thousands of small regional and locally based, privately owned competitors as well as several large, multi-national companies. EES includes the “Electrical and Electronic Solutions” business acquired from Anixter and the majority of the legacy WESCO industrial and construction businesses.

Communications & Security Solutions
The CSS segment is a global leader in the network infrastructure and security markets, with sales to customers across North America, Europe, the Middle East, Latin America and the Asia Pacific region. The network infrastructure market is comprised of data centers, wireless products and other devices that enable network connectivity and communication. The security market includes video surveillance, fire and intrusion detection, access control and other solutions to maintain protection and safety for customers. Both the network infrastructure and security businesses are large, fragmented and diverse markets which include various industry groups such as technology, finance, telecommunications service providers, transportation, education, government, healthcare and retail. CSS sells products directly to end users or through various channels including data communications contractors, security, network, professional audio/visual and systems integrators. CSS has a broad product portfolio that includes copper and fiber optic cable and connectivity, access control, video surveillance, intrusion and fire/life safety, cabinets, power, cable management, wireless, professional audio/video, voice and networking switches and other ancillary products. In addition, CSS offers a variety of value-added supply chain solutions such as inventory management, product packaging and enhancement, and customized supply chain services. CSS includes the “Network and Security Solutions” business acquired from Anixter and the legacy WESCO data communications and safety businesses.
Utility & Broadband Solutions
The UBS segment, with operations primarily in the U.S. and Canada, supplies electrical transmission and distribution products, power plant maintenance, repair and operations supplies and smart-grid products, and arranges materials management and procurement outsourcing for the power generation, power transmission and electricity distribution industries. The UBS segment also provides value-added safety and technology solutions, which are essential to utility customers. UBS customers include investor-owned utilities, public power companies, and contractors that serve these customers. Investor-owned utility companies provide a combination of electric generation, transmission and/or distribution and are owned by investors or shareholders while public power entities are generally non-profit entities owned by their members or governed by local, state and municipal governments. These two markets serve the vast majority of utility customers in the U.S. and Canada. The UBS segment provides critical components within the core functions of generating, transmitting and distributing electricity. Products include conductors such as wire and cable, transformers, overhead transmission and distribution hardware, switches, protective devices and underground distribution, connectors used in the construction or maintenance and repair of electricity transmission and substation distribution infrastructure and supplies, lighting and conduit used in non-residential and residential construction. The UBS segment combines the “Utility Power Solutions” business acquired from Anixter, the legacy WESCO utility business, the legacy WESCO broadband business and the legacy WESCO integrated supply business.
For more information concerning our business segments and domestic and foreign operations, see Note 17, "Business Segments" to the Notes to Consolidated Financial Statements.
Business Strategy
We partner with suppliers to transform products and services into cost-effective, innovative supply chain solutions. We help our customers build, connect, power and protect their businesses to improve their operations and the world we live in. We generate significant operating cash flow, which is deployed to fund organic growth opportunities, acquire companies that provide new capabilities for growth and manage our capital structure. Additionally, over the past several years, we have returned cash to stockholders through share repurchases. With our broad portfolio of products, extensive services and insights from data analysis, we expect to grow sales at a faster rate than the industry.
We utilize LEAN continuous improvement initiatives to deliver commercial and operational excellence, and we extend our LEAN initiatives to customers to improve the efficiency and effectiveness of their operations and supply chains.
Our strategies align around the following six planks, each of which is comprised of a series of initiatives. We expect these initiatives to enable us to meet the current and future needs of our customers, grow our business, and drive value for our shareholders.

Digital Solutions – customer-segment specific digital solutions to unlock and enable growth
Commercial Excellence – build leading commercial capabilities that leverage data, tools and training to manage sales opportunities and customer service
Operational Excellence – use scale and technology to unlock efficiencies in the supply chain
Technology Platform – technologies to support digitizing the business, managing data and data analytics
Organization, Talent and Culture – strengthen the organization and capabilities to lead change
Portfolio and Strategic Mergers & Acquisitions – increase capabilities to drive value creation through acquisitions that consolidate the industry, expand to adjacent products and services categories, and invest in digital technologies and applications to advance the enterprise strategy
In 2020, a key element of executing our strategy was the acquisition of Anixter. The combination of WESCO and Anixter increased the portfolio of products and services to drive commercial excellence. Additionally, the added scale benefit of the combination provides us with opportunities to drive efficiencies in our supply chain and invest in digital solutions and our technology platform to better partner with our suppliers and customers.
Customers
We have a large base of more than 125,000 active customers across commercial and industrial businesses, contractors, government agencies, institutions, telecommunications providers, and utilities. Our top ten customers accounted for approximately 12% of our sales in 2020. No one customer accounted for more than 2% of our sales in 2020.
Products
Our network of branches and distribution centers provide customers with access to nearly 1,500,000 different products. Each branch tailors its inventory to meet the needs of its local customers.
We purchase products from a diverse group of approximately 30,000 suppliers. In 2020, our ten largest suppliers accounted for approximately 30% of our purchases. No one supplier accounted for more than 7% of our total purchases.
Our supplier relationships are important to us, providing access to a wide range of products, services, technical training, and sales and marketing support. We have approximately 800 commercial agreements with more than 350 preferred suppliers and purchase nearly 60% of our products pursuant to these arrangements.
Services
As part of our overall offering, we provide customers a comprehensive portfolio of value-added solutions within a wide range of service categories including construction, e-commerce, energy and sustainability, engineering services, production support, safety and security, supply chain optimization, training, and working capital. These solutions are designed to address our customers' business needs and include:
•Supply chain programs to improve productivity, reduce operating costs and increase operational efficiencies;
•Project deployment services to save time, provide consistency and improve scalability across multifaceted deployments;
•Installation enhancement services to adapt products and packaging to streamline the process and reduce the total cost of installation;
•Assessment and analysis services to optimize processes and environments for preparedness, safety and profitability;
•Engineering services to improve efficiency, improve component life cycles and protect critical equipment;
•Technology support services to deliver standard-compliant solutions that respond to change, drive innovation and deliver customer value;
•Training services to enhance product knowledge, teach operational skills and help customers earn and maintain certifications; and
•eBusiness services to improve visibility, improve efficiency and connect customers with our global distribution network.

Competitive Strengths
The competitive environment is highly fragmented with hundreds of distributors and manufacturers selling products directly or through multiple distribution channels to end users or other resellers. There is significant competition within each end market and geographic area served that creates pricing pressure and the need for excellent service. Competition is generally based on product line breadth, product availability, service capabilities, geographic proximity and price. We believe that our broad portfolio of products, customer centered approach, global reach with local expertise, comprehensive value-added services and smart, digital solutions provide distinct competitive advantages.
Broad Portfolio of Products. We partner with industry-leading suppliers to deliver the most trusted brands in the industry. Our broad product offering encompasses automation, broadband, communications, electrical, electronics, energy, lighting, MRO, networking, renewables, safety, security, utility and wire and cable.
Customer Centered Approach. Each of our customers have unique business models, challenges and priorities. Our dedicated technical experts have extensive experience and product knowledge and are committed to providing solutions tailored to their unique needs. With specialized industry knowledge and a focus on the latest technologies, we help design and deploy solutions that address top business priorities.
Global Reach with Local Expertise. Our international operations and global sourcing capabilities enable us to service our customers wherever they may need us. WESCO has approximately 800 branches, warehouses and sales offices with operations in more than 50 countries. Our global distribution network includes 42 facilities that operate as regional distribution centers or large branch locations in key geographic areas in North America, Europe and Latin America. These facilities add value for our customers and suppliers through the combination of a broad and deep selection of inventory, online ordering and next-day shipment capabilities, and central order handling and fulfillment. Our global network allows us to enhance local customer service by tailoring individual branch products and services to local customer needs.
Comprehensive Value-Added Services. We provide a wide range of value-added services, which draw on our product knowledge and logistics expertise, to enable our customers to save time, improve productivity, mitigate risk and increase profitability. Our broad service offering includes installation enhancement, materials management, kitting and labeling, extensive MRO solutions, onsite job trailer solutions, end-to-end supply chain management and project management/execution across the project lifecycle.
Smart, Digital Solutions. Our Silicon Valley innovation center and partnerships with industry-leading technology companies bring unique capabilities in digital and information-based solutions. These solutions include global e-commerce platforms, vendor managed inventory, point of use systems, last mile optimization, supply chain engineering and intelligent automation. From enterprise-wide connectivity to real-time analytics and reporting, our digital ecosystem supports all business needs.
Geography
Our network of branches, warehouses and sales offices consists of 506 locations in the U.S., 154 in Canada, 60 in Europe and the Middle East, 59 in Latin America and 38 in the Asia Pacific region. This includes 42 facilities that operate as regional distribution centers or large branch locations, of which 33 are located in the U.S., six are in Canada, two are in Europe and one is in Latin America. We also sell to global customers through sales offices and branch operations in various locations throughout Europe, the Middle East, Latin America and the Asia Pacific region.
Human Capital
At WESCO, our people and our high-performance culture are our greatest assets. We are committed to continuous improvement and leveraging our diverse and talented workforce in pursuing WESCO’s vision to be the best tech-enabled supply chain solutions provider in the world.
The merger of WESCO and Anixter doubled the Company’s revenue, and significantly increased our employee headcount and global footprint, including the number of countries in which we operate. As of December 31, 2020, the Company had nearly 18,000 full-time employees worldwide, with more than 12,000 in the U.S. and approximately 5,800 in international locations.
Compensation and Benefits Program. WESCO provides competitive compensation and benefits packages in each of our locations around the globe. In the U.S., we provide a comprehensive benefits program that offers choices to fit our employees’ diverse needs including health and disability benefits, paid time-off, life insurance, retirement programs, and access to other services that support health and wellness. We also have an employee assistance program available to our employees and their family members.

Inclusion and Diversity. As part of WESCO's integration with Anixter, we conducted a company-wide culture survey to give all employees a voice in actively shaping the values that will define the combined organization, one of which is inclusion and diversity. The goals of WESCO’s Inclusion and Diversity program are to 1) leverage the unique experiences and perspectives of our talented workforce to support WESCO’s mission, 2) further engage employees and build an inclusive culture, 3) recruit and develop talent that bring new perspectives and thought processes to WESCO, 4) increase representation of suppliers that are owned and operated by teams with diverse backgrounds and 5) support the communities in which we operate.
WESCO has established an Inclusion & Diversity Council comprised of members of our senior management to lead the formation of four Business Resource Groups (“BRGs”) that will support four identity groups – women, BIPOC (Black, Indigenous, and People of Color), LGBTQ+, and veterans of the armed forces. These BRGs foster a sense of community and inclusion, provide opportunities to network, support advancement opportunities within the organization, and assist with recruiting. The BRGs are global and open to all employees regardless of any aspect of their personal identity.
WESCO has established relationships with several charitable organizations and encourages employees to volunteer in the community by providing one day of paid volunteer time per year. By connecting with and contributing to local charitable organizations, WESCO supports the development of strong, vibrant and diverse communities.
Safety. Safety is a core value of WESCO and we do not tolerate violations of established safety protocol. We are committed to reducing or eliminating health and safety risks through dedicated programs, leadership commitment, and employee involvement. We seek to achieve continuous improvement in the safety of our facilities and injury-leading injury rates.
In response to the COVID-19 pandemic, we implemented significant operating changes to ensure a safe operating environment for our employees, and to protect the communities in which we operate. As an essential business, substantially all of our distribution facilities remained open and we implemented additional safety measures for employees doing critical on-site work and required all other employees to work remotely.
Training and Development. WESCO offers several certification and training programs, some of which are required for all employees while others are voluntary or based on job role. The Company offers a tuition reimbursement program to eligible employees to encourage the pursuit of undergraduate and graduate education to prepare employees for expanded roles in the business.
The Company has had a sales development training program in place for over ten years. The program is designed to systematically train and develop new college graduates through on-the-job rotations and cohort learning and development during the first year of employment. Graduates of the program move into various sales and operations roles after completing the one-year program. The Company also sponsors a summer internship program to provide college students with real work experience and give them the opportunity to evaluate different career fields.
Intellectual Property
We protect our intellectual property through a combination of trademarks, patents and trade secrets, foreign intellectual property laws, confidentiality procedures and contractual provisions. We currently have trademarks, patents and service marks registered with the U.S. Patent and Trademark Office and in various other countries. The trademarks and service marks registered in the U.S. include, among others: “WESCO®”, our corporate logo and the running man logo. The Company's "Anixter" trademark is registered in the U.S. and various foreign jurisdictions and its "EECOL" trademark is registered in Canada. We have also applied to register international trademarks, patents, and service mark applications in various foreign jurisdictions. While our patents have value, none is so essential that its loss would materially affect our business.
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
Forward-Looking Information
This Annual Report on Form 10-K contains various “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve certain unknown risks and uncertainties, including, among others, those contained in Item 1, “Business,” Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” When used in this Annual Report on Form 10-K, the words “anticipates,” “plans,” “believes,” “estimates,” “intends,” “expects,” “projects,” “will” and similar expressions may identify forward-looking statements, although not all forward-looking statements contain such words. Such statements, including, but not limited to, our statements regarding business strategy, growth strategy, competitive strengths, productivity and profitability enhancement, competition, new product and service introductions and liquidity and capital resources, are based on management’s current expectations and beliefs, as well as on assumptions made by and information currently available to management, current market trends and market conditions and involve various risks and uncertainties, some of which are beyond our control and which may cause actual results to differ materially from those contained in the forward-looking statements. In addition, forward-looking statements in this document include information and statements regarding the expected benefits and costs of the transaction between WESCO and Anixter, including anticipated future financial and operating results, synergies, accretion and growth rates, and the combined company's plans, objectives, expectations and intentions, statements that address the combined company's expected future business and financial performance, and other similar statements. Our actual results could differ materially from those expressed in any forward-looking statement made by us or on our behalf. In light of these risks and uncertainties, there can be no assurance that the forward-looking information will in fact prove to be accurate. We have undertaken no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Executive Officers
Our executive officers and their respective ages and positions as of March 1, 2021, are set forth below.

Name	Age	Position
John J. Engel	59	Chairman, President and Chief Executive Officer
David S. Schulz	55	Executive Vice President and Chief Financial Officer
James F. Cameron	55	Executive Vice President and General Manager, Utility and Broadband Solutions
Theodore A. Dosch	61	Executive Vice President and Strategy and Chief Transformation Officer
William C. Geary, II	50	Executive Vice President and General Manager, Communications and Security Solutions
Akash Khurana	47	Executive Vice President and Chief Information and Digital Officer
Diane E. Lazzaris	54	Executive Vice President and General Counsel
Hemant Porwal	47	Executive Vice President Supply Chain and Operations
Nelson J. Squires III	59	Executive Vice President and General Manager, Electrical and Electronic Solutions
Christine A. Wolf	60	Executive Vice President and Chief Human Resources Officer
Set forth below is biographical information for our executive officers listed above.
John J. Engel has served as Chairman of the Board of Directors since May 2011 and as our President and Chief Executive Officer since 2009. Previously, Mr. Engel served as our Senior Vice President and Chief Operating Officer from 2004 to 2009. Before joining WESCO in 2004, Mr. Engel served as Senior Vice President and General Manager of Gateway, Inc., Executive Vice President and Senior Vice President of Perkin Elmer, Inc., Vice President and General Manager of Allied Signal, Inc., and also held various engineering, manufacturing and general management positions at General Electric Company.
David S. Schulz has served as our Executive Vice President and Chief Financial Officer since June 2020, and from October 2016 to June 2020, he served as Senior Vice President and Chief Financial Officer. Prior to joining WESCO, Mr. Schulz served as Senior Vice President and Chief Operating Officer of Armstrong Flooring, Inc. from April 2016 to October 2016 and from November 2013 to March 2016, he served as Senior Vice President and Chief Financial Officer of Armstrong World Industries, Inc., and as Vice President, Finance of the Armstrong Building Products division from 2011 to November 2013. Prior to joining Armstrong World Industries in 2011, he held various financial leadership roles with Procter & Gamble and The J.M. Smucker Company. Mr. Schulz began his career as an officer in the U.S. Marine Corps.
James F. Cameron has served as our Executive Vice President and General Manager of the Utility and Broadband Solutions division since June 2020 and from January 2014 to June 2020 as Vice President and General Manager, Utility and Broadband Group and as Regional Vice President of the utility business from 2011 to 2013. Prior to joining WESCO in 2011, Mr. Cameron served as Senior Vice President of the Utility Group, and Vice President of Marketing & Operations with Irby, a Sonepar Company. Earlier in his career, Mr. Cameron held various positions with Hubbell Power Systems, Thomas & Betts and the ABB Power T&D Company.
Theodore A. Dosch has served as our Executive Vice President of Strategy and Chief Transformation Officer since June 2020. Prior to the Anixter acquisition in 2020, Mr. Dosch served as the Executive Vice President - Finance and Chief Financial Officer of Anixter International Inc. from July 2011 to June 2020 after serving as its Senior Vice President - Global Finance from January 2009 to July 2011. Previously, Mr. Dosch served as CFO - North America and Vice President - Maytag Integration at Whirlpool Corporation from 2006 to 2008; and held a variety of financial related roles at Whirlpool since 1986.
William C. Geary, II has served as our Executive Vice President and General Manager of the Communications and Security Solutions division since June 2020. Prior to the Anixter acquisition in 2020, Mr. Geary served as Executive Vice President - Network & Security Solutions of Anixter International Inc. from July 2017 to June 2020 and Senior Vice President - Global Markets - Network & Security Solutions from January 2017 to June 2017. Previously, Mr. Geary served 22 years and held a variety of senior management roles at Accu-Tech Corporation, a wholly-owned subsidiary of Anixter.
Akash Khurana has served as our Executive Vice President and Chief Information and Digital Officer since joining the Company in November 2020. Before joining WESCO, Mr. Khurana served as Chief Information Officer and Chief Data Officer of Global information at McDermott from March 2015 to November 2020, Senior Director of Global Product Lines and Regional P&Ls at Baker Hughes, and a variety of leadership roles at GE Healthcare and Power & Water Divisions.

Diane E. Lazzaris has served as our Executive Vice President and General Counsel since June 2020, and from January 2014 to June 2020 she served as Senior Vice President and General Counsel. From 2010 to December 2013 she served as our Vice President, Legal Affairs. Prior to joining WESCO, Ms. Lazzaris served as Senior Vice President - Legal, General Counsel and Corporate Secretary of Dick’s Sporting Goods, Inc. from 2008 to 2010. From 1994 to 2008, she held various corporate counsel positions at Alcoa Inc., including Group Counsel to a group of global businesses.
Hemant Porwal has served as our Executive Vice President Supply Chain and Operations division since June 2020, and from January 2015 to June 2020 as Vice President of Global Supply Chain and Operations. Before joining WESCO, Mr. Porwal served as Vice President at Sears Holding Corporation, leading their global procurement function since 2011, and PepsiCo where he held roles with increasing responsibilities in Operations, Supply Chain, Procurement and Finance.
Nelson J. Squires III has served as our Executive Vice President and General Manager of the Electrical and Electronic Solutions division since June 2020, and from October 2019 to June 2020 he served as our Senior Executive Vice President and Chief Operating Officer. From January 2018 to September 2019 he served as Group Vice President and General Manager of WESCO Canada/International/WIS and as Group Vice President and General Manager of WESCO Canada from August 2015 to January 2018. From 2010 to July 2015, he was Vice President and General Manager, North America Merchant Gases and President, Air Products Canada of Air Products and Chemicals, Inc. He has also served in regional and general management positions, as director of investor relations, and in various sales positions at Air Products. Earlier in his career, he was a Captain in the U.S. Army.
Christine A. Wolf has served as our Executive Vice President and Chief Human Resources Officer since June 2020, and from June 2018 to June 2020 she served as Senior Vice President and Chief Human Resources Officer. Before joining WESCO from 2011 to June 2018, Ms. Wolf served as the Chief Human Resources Officer of Orbital ATK, Inc. until its acquisition by Northrop Grumman. From 2008 to 2011, she served as the Chief Human Resources Officer of Fannie Mae and from 2004 to 2008 she served as Chief Human Resources Officer of E*Trade Financial Corporation. Prior to that, she held various positions in human resources with companies in a variety of industries.
Item 1A. Risk Factors.
The following factors, among others, could cause our actual results to differ materially from the forward-looking statements we make. All forward-looking statements attributable to us or persons working on our behalf are expressly qualified by the following factors. This information should be read in conjunction with Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations", Item 7A, "Quantitative and Qualitative Disclosures about Market Risks" and the consolidated financial statements and related notes included in this Form 10-K.
Risks Related to Our Acquisitions, Divestitures and Strategic Initiatives
We may not be able to fully realize the anticipated benefits and cost savings of our merger with Anixter.
On June 22, 2020, we completed our merger with Anixter. The success of the merger, including anticipated benefits and cost savings, depends on the successful combination and integration of the companies’ businesses. It is possible that the integration process could result in the loss of key employees, higher than expected costs, diversion of management attention, the disruption of either company’s ongoing legacy businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the combined company’s ability to maintain relationships with customers, suppliers and employees or to achieve the anticipated benefits and cost savings of the merger.
We have incurred, and expect to continue to incur, a number of non-recurring costs associated with the merger and combining the operations of the two companies. This includes transaction fees and expenses related to formulating and implementing integration plans, including facilities, systems consolidation and employment-related costs. We continue to assess the magnitude of these costs, and additional unanticipated costs may be incurred in the integration of the two companies’ businesses. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should allow us to offset integration-related costs over time, this net benefit may not be achieved in the near term, or at all.
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
Our strategic and operational initiatives are subject to various risks and uncertainties, and we may be unable to implement the initiatives successfully.
We are engaged in a number of strategic and operational initiatives designed to optimize costs and improve operational efficiency. Our ability to successfully execute these initiatives is subject to various risks and uncertainties and there can be no assurance regarding the timing of or extent to which we will realize the anticipated benefits, if at all.
Any future acquisitions that we may undertake will involve a number of inherent risks, any of which could cause us not to realize the anticipated benefits.
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

Risks Related to the Global Macroeconomic Environment and Our International Operations
Our global operations expose us to political, economic, legal , currency and other risks.
We operate a network of approximately 800 branches, warehouses and sales offices with operations in more than 50 countries. Approximately one-third of our employee population are non-U.S. employees. We derive approximately 26% of our revenues from sales outside of the U.S. As a result, we are subject to additional risks associated with owning and operating businesses in these foreign markets and jurisdictions.
Operating in the global marketplace exposes us to a number of risks including:
•geopolitical and security issues, such as armed conflict and civil or military unrest, political instability, terrorist activity and human rights concerns, and
•natural disasters and public health crises, including pandemics such as COVID-19, and other catastrophic events;
•global supply chain disruptions and large-scale outages or inefficient provision of services from utilities, transportation, data hosting, or telecommunications providers;
•abrupt changes in government policies, laws, regulations or treaties, including imposition of export, import, or doing-business regulations, trade sanctions, embargoes or other trade restrictions;
•tax or tariff increases;
•government restrictions on, or nationalization of, our operations in any country;
•changes in labor conditions and difficulties in staffing and managing international operations, including logistical and communication challenges;
•restrictions on currency movement;

•challenges in protecting our IP rights in certain countries;
•local business and cultural factors that differ from our current standards and practices;
•continuing uncertainty regarding social, political, immigration, and tax and trade policies in the U.S. and abroad;
•currency exchange rate fluctuations; and
•other social, political and economic instability, including recessions and other economic crises in other regions.
Adverse conditions in the global economy and disruptions of financial markets could negatively impact us and our customers.
Our results of operations are affected by the level of business activity of our customers, which in turn is affected by global economic conditions and market factors impacting the industries and markets that they serve. Certain global economies and markets continue to experience significant uncertainty and volatility, particularly commodity-driven end markets such as oil and gas and metals and mining. Adverse economic conditions or lack of liquidity in these markets, particularly in North America, may adversely affect our revenues and operating results. Economic and financial market conditions may also affect the availability of financing for projects and for our customers' capital or other expenditures, which can result in project delays or cancellations and thus affect demand for our products. There can be no assurance that any governmental responses to economic conditions or disruptions in the financial markets ultimately will stabilize the markets or increase our customers' liquidity or the availability of credit to our customers. Although no single customer accounts for more than 2% of our sales, a payment default by one of our larger customers could have a negative short-term impact on earnings or liquidity. A financial or industry downturn could have an adverse effect on the collectability of our accounts receivable, which could result in longer payment cycles, increased collection costs and defaults. Should one or more of our larger customers declare bankruptcy, it could adversely affect the collectability of our accounts receivable, along with credit loss reserves and net income. In addition, our ability to access the capital markets may be restricted at a time when we would like, or need, to do so. The economic, political and financial environment may also affect our business and financial condition in ways that we currently cannot predict, and there can be no assurance that economic and political instability, both domestically and internationally (for example, resulting from changes to trade policies, tariffs or participation in trade agreements or economic and political unions) will not adversely affect our results of operations, cash flows or financial position in the future.
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
Any of these events could materially adversely affect our business, financial condition, results of operations, cash flows, liquidity and stock price.
We are subject to various laws and regulations globally and any failure to comply could adversely affect our business.
We are subject to a broad range of laws and regulations in the jurisdictions where we operate globally, including, among others, those relating to data privacy and protection, cyber security, import and export requirements, anti-bribery and corruption, product compliance, supplier regulations regarding the sources of supplies or products, environmental protection, health and safety requirements, intellectual property, foreign exchange controls and cash repatriation restrictions, labor and employment, e-commerce, advertising and marketing, anti-competition and tax. Compliance with these domestic and foreign laws, regulations and requirements may be burdensome, increasing our cost of compliance and doing business. In addition, as a supplier to federal, state, and local government agencies, we must comply with certain laws and regulations relating specifically to our governmental contracts. Although we have implemented policies and procedures designed to facilitate compliance with these laws, we cannot assure you that our employees, contractors, or agents will not violate such laws and regulations, or our policies and procedures. Any such violations could result in the imposition of fines and penalties, damage to our reputation, and, in the case of laws and regulations relating to governmental contracts, the loss of those contracts.
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
Risks Related to Our Information Systems and Technology
Any significant disruption or failure of our information systems, could lead to interruptions in our operations, which may materially adversely affect our business operations, financial condition, and results of operations.
We operate a number of facilities and we coordinate company activities, including information technology systems and administrative services and the like, through our headquarters operations. We rely on the proper functioning and availability of our information systems to successfully operate our business, including managing inventory, processing customer orders, shipping products and providing service to customers, and compiling financial results. Our operations depend on our ability to maintain existing systems and implement new technology, which includes allocating sufficient resources to periodically upgrade our information technology systems, and to protect our equipment and the information stored in our databases against both manmade and natural disasters, as well as power losses, computer and telecommunications failures, technological breakdowns, unauthorized intrusions, cyber-attacks, and other events. Any significant or prolonged unavailability or failure of our critical information systems could materially impair our ability to maintain proper levels of inventories, process orders, meet the demands of our customers in a timely manner, and other harmful effects.
We seek to continually enhance our information systems, and such changes could potentially create a disruption or failure of our existing information technology. Conversions to new information technology systems may result in cost overruns, delays or business interruptions. Additionally, efforts to align portions of our business on common platforms, systems and processes could result in unforeseen interruptions, increased costs or liability, and other negative effects. If our information technology systems are disrupted, become obsolete or do not adequately support our strategic, operational or compliance needs, it could result in a competitive disadvantage or adversely affect our business operations and financial condition, including our ability to process orders, receive and ship products, maintain inventories, collect accounts receivable and pay expenses, therefore impacting our results of operations.

We may experience a failure in or breach of our information security systems, or those of our third-party service providers, as a result of cyber-attacks or information security breaches.
Because we rely heavily on information technology both in serving our customers and in our enterprise infrastructure in order to achieve our objectives, we may be vulnerable to damage or intrusion from a variety of cyber-attacks, including computer viruses, worms or other malicious software programs that seek to gain to access our systems and networks, or those of our third-party service providers. Additionally, third parties may fraudulently attempt to induce employees or customers into disclosing sensitive information such as user names, passwords and other information in order to gain access to our customers’ data or our data, including our intellectual property and other confidential business information, or our information technology systems. Information technology security threats to our systems, networks and data have dramatically increased in recent years due the proliferation of new technologies and the increased sophistication and activities of perpetrators. These threats pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our proprietary and confidential information.
Although we actively manage information technology security risks within our control and continually seek to enhance our controls and processes designed to protect our systems, computers, networks and data, there can be no assurance that such actions will be sufficient to mitigate all potential risks. As cyber threats continue to evolve, we may be required to expend additional resources to continue to enhance our information security measures and remediate any information security vulnerabilities. Despite the precautions we take to mitigate the risks of such events, an attack on our enterprise information technology system, or those of third parties with which we do business, could result in theft or unauthorized disclosure of our proprietary or confidential information or a breach of confidential customer, supplier or employee information. Such events could impair our ability to conduct our operations, which could have an adverse impact on revenue and harm our reputation. Additionally, such an event could expose us to regulatory sanctions or penalties, lawsuits or other legal action or cause us to incur legal liabilities and costs, which could be significant, in order to address and remediate the effects of an attack and related security concerns. The insurance coverage we maintain may be inadequate to cover claims or liabilities relating to a cybersecurity attack.
In addition, the legal and regulatory environment surrounding information security and privacy in the U.S. and international jurisdictions is constantly evolving. Violation or non-compliance with any of these laws or regulations, contractual requirements relating to data security and privacy, or our own privacy and security policies, either intentionally or unintentionally, or through the acts of intermediaries could have a material adverse effect on our brand, reputation, business, financial condition and results of operations, as well as subject us to significant fines, litigation losses, third-party damages and other liabilities.
Risks Related to Our Industry, Markets and Business Operations
Loss of key suppliers could decrease sales, profit margins, and earnings.
Most of our agreements with suppliers are terminable by either party on 60 days' notice or less for any reason. We currently source products from thousands of suppliers. However, our 10 largest suppliers in 2020 accounted for approximately 30% of our purchases by annual dollar volume for the period. The loss of, or a substantial decrease in the availability of, products from any of these suppliers, a supplier's change in sales strategy to reduce its reliance on distribution channels, the loss of key preferred supplier agreements, or disruptions in a key supplier's operations could have a material adverse effect on our business. Although we believe our relationships with our key suppliers are good, they could change their strategies as a result of a change in control, expansion of their direct sales force, changes in the marketplace or other factors beyond our control, including a key supplier becoming financially distressed. Supply interruptions could arise from shortages of raw materials, effects of economic, political or financial market conditions on a supplier's operations, labor disputes or weather conditions affecting products or shipments, transportation disruptions, natural disasters, outbreaks of disease, information system disruptions or other reasons beyond our control.

Product cost fluctuations, lack of product availability, or inefficient supply chain operations could decrease sales, profit margins, and earnings.
Some of our products, such as wire and conduit, are commodity price based products and may be subject to significant price fluctuations which are beyond our control. While increases in the cost of energy or products could have adverse effects, decreases in those costs, particularly if severe, could also adversely impact us by creating deflation in selling prices, which could cause our gross profit margin to deteriorate. Fluctuations in energy or raw materials costs can also adversely affect our customers. Declines in oil and natural gas prices can negatively impact our customers operating in those industries and, consequently, our sales to those customers. Furthermore, we cannot be certain that particular products or product lines will be available to us, or available in quantities sufficient to meet customer demand. Such limited product access could cause us to be at a competitive disadvantage. The profitability of our business is also dependent upon the efficiency of our supply chain. An inefficient or ineffective supply chain strategy or operations could increase operational costs, decrease sales, profit margins and earnings, which could adversely affect our business.
A decline in project volume could adversely affect our sales and earnings.
While much of our sales and earnings are generated by comparatively smaller and more frequent orders, the fulfillment of large orders for large capital projects generates significant sales and earnings. Accordingly, our results of operations can fluctuate depending on whether and when large project awards occur and the commencement and progress of work under large contracts already awarded.
The awarding and timing of projects is unpredictable and depends on many factors outside of our control. Project awards often involve complex and lengthy negotiations and competitive bidding processes. These processes can be impacted by a wide range of factors including a customer’s decision to not proceed with a project or its inability to obtain necessary governmental approvals or financing, commodity prices, and overall market and economic conditions. Slow macro-economic growth rates, difficult credit market conditions for our customers, weak demand for our customers’ products or other customer spending constraints can result in project delays or cancellations. In addition, some our competitors may also be more willing to take greater or unusual risks or include terms and conditions in a contract that we might not deem acceptable.
We have risks associated with the sale of nonconforming products and services.
Historically, we have experienced a small number of cases in which our vendors supplied us with products that did not conform to the agreed upon specifications without our knowledge. Additionally, we may inadvertently sell a product not suitable for a customer’s application. We address this risk through our quality control processes, by seeking to limit liability and our warranty in our customer contracts, by obtaining indemnification rights from vendors and by maintaining insurance responsive to these risks. However, there can be no assurance that we will be able to include protective provisions in all of our contracts, that vendors will have the financial capability to fulfill their indemnification obligations to us, or that insurance can be obtained with sufficiently broad coverage or in amounts sufficient to fully protect us.
Disruptions to our logistics capability or supply chain may have an adverse impact on our operations.
Our global logistics services are operated through distribution centers around the world. An interruption of operations at any of our distribution centers could have a material adverse effect on the operations of branches served by the affected distribution. Such disaster related risks and effects are not predictable with certainty and, although they typically can be mitigated, they cannot be eliminated. We seek to mitigate our exposures to disaster events in a number of ways. For example, where feasible, we design the configuration of our facilities to reduce the consequences of disasters. We also maintain insurance for our facilities against casualties, and we evaluate our risks and develop contingency plans for dealing with them. Although we have reviewed and analyzed a broad range of risks applicable to our business, the ones that actually affect us may not be those that we have concluded are most likely to occur. Furthermore, although our reviews have led to more systematic contingency planning, our plans are in varying stages of development and execution, such that they may not be adequate at the time of occurrence for the magnitude of any particular disaster event that we may encounter.
We also depend on transportation service providers for the delivery of products to our customers. Any significant interruption or disruption in service at one or more of our distribution centers due to severe weather, natural disasters, information technology upgrades, operating issues, disruptions to our transportation network, public heath crises, pandemics or other unanticipated events, could impair our ability to obtain or deliver inventory in a timely manner, cause cancellations or delays in shipments to customers or otherwise disrupt our normal business operations.

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
Risks Related to Tax Matters
Changes in tax laws or challenges to the Company's tax positions by taxing authorities could adversely impact the Company's results of operations and financial condition.
We are subject to taxes in jurisdictions in which we do business, including but not limited to taxes imposed on our income, receipts, stockholders' equity, property, sales, purchases and payroll. As a result, the tax expense we incur can be adversely affected by changes in tax law. We frequently cannot anticipate these changes in tax law, which can cause unexpected volatility in our results of operations. Changes in the tax law at the federal and state/provincial levels, in particular in the U.S. and Canada, can have a material adverse effect on our results of operations.
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
Risks Related to Our Indebtedness and Capital Structure
Our outstanding indebtedness requires debt service commitments that could adversely affect our ability to fulfill our obligations and could limit our growth and impose restrictions on our business.
In 2020, we incurred significant additional indebtedness to finance the acquisition of Anixter, which increased our interest expense from historical levels. As a result, a substantial portion of our cash flow from operations must be dedicated to the payment of principal and interest on our indebtedness, thereby reducing the funds available to us for other purposes. As of December 31, 2020, excluding debt discount and debt issuance costs, we had $5.0 billion of consolidated indebtedness. We and our subsidiaries may also undertake additional borrowings in the future, subject to certain limitations contained in the debt instruments governing our indebtedness.
Over the next three years, we will be required to repay or refinance approximately $1.6 billion of our currently outstanding indebtedness.
Our debt service obligations impact our ability to operate and grow our business. Our payments of principal and interest on our indebtedness reduce the amount of funds available to us to invest in operations, future business opportunities, acquisitions, and other potentially beneficial activities. Our debt service obligations also reduce our flexibility to adjust to changing market conditions and may increase our vulnerability to adverse economic, financial market and industry conditions. Our ability to service and refinance our indebtedness, make scheduled payments on our operating leases and fund capital expenditures, acquisitions or other business opportunities, will depend in large part on both our future performance and the availability of additional financing in the future, as well as prevailing market conditions and other factors beyond our control. We cannot assure you that it will be able to obtain additional financing on terms acceptable to us or at all.

There can be no assurance that our business will continue to generate sufficient cash flows from operations in the future to service our debt, make necessary capital expenditures, or meet other cash needs. If we do not achieve the expected benefits and cost savings from the merger with Anixter, or if the financial performance of the combined company does not meet current expectations, then our ability to service or repay our indebtedness may be adversely impacted. If unable to do so, we may be required to refinance all or a portion of our existing debt, sell assets, or obtain additional financing. We cannot make assurances that we will be able to refinance our debt on terms acceptable to us, or at all. If we are unable to repay indebtedness, lenders having secured obligations could proceed against the collateral securing these obligations.
Our debt agreements contain restrictive covenants that may limit our ability to operate our business.
Our credit facilities and our other debt agreements, including those governing the debt financings incurred in connection with the recent merger, contain various covenants that restrict or limit our ability to, among other things:
•incur additional indebtedness or create liens on assets
•engage in mergers, acquisitions or consolidations,
•make loans or other investments,
•transfer, lease or dispose of assets outside the ordinary course of business,
•pay dividends, repurchase equity interests, make other payments with respect to equity interests, repay or repurchase subordinated debt, and
•engage in affiliate transactions.
In addition, certain of these debt agreements contain financial covenant that may require us to maintain certain financial ratios and other requirements in certain circumstances. As a result of these covenants, our ability to respond to changes in business and economic conditions and to obtain additional financing, if needed, may be significantly restricted, and we may be prevented from engaging in transactions or taking advantage of new business opportunities that might otherwise be beneficial to us. Our ability to comply with these covenants and restrictions may be affected by economic, financial and industry conditions or regulatory changes beyond our control. Failure to comply with these covenants or restrictions could result in an event of default, under our revolving lines of credit or the indentures governing certain of our outstanding notes which, if not cured or waived, could accelerate our repayment obligations. See the liquidity section in "Item 7. Management's Discussion and Analysis" for further details.
General Risk Factors
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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
We operate a network of nearly 700 branches and warehouse locations that hold inventory, and over 100 sales offices, with operations in more than 50 countries throughout the world. This includes 42 facilities with square footage between 100,000 and 500,000 that operate as regional distribution centers or large branch locations, of which 33 are located in the U.S., six are in Canada, two are in Europe and one is in Latin America. Approximately 8% of our facilities are owned, and the remainder are leased.
We also lease our 118,000 square-foot headquarters in Pittsburgh, Pennsylvania. We do not regard the real property associated with any single facility as material to our operations. We believe our facilities are in good operating condition and are adequate for their respective uses.
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
Information relating to legal proceedings is disclosed in Note 16, "Commitments and Contingencies" of the Notes to Consolidated Financial Statements and is incorporated herein by reference.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market, Stockholder and Dividend Information. Our common stock is listed on the New York Stock Exchange under the symbol “WCC.” As of February 25, 2021, there were 50,161,831 shares of common stock outstanding held by approximately 800 holders of record. We have not paid dividends on our common stock and do not currently plan to pay common dividends. We do, however, evaluate the possibility from time to time. In addition, the terms of the Revolving Credit Facility, as well as the indentures governing the 5.375% Senior Notes due 2021, 5.375% Senior Notes due 2024, 7.125% Senior Notes due 2025 and 7.250% Senior Notes due 2028 limit our ability to pay dividends and repurchase our common stock. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
Issuer Purchases of Equity Securities. On December 13, 2017, WESCO announced that its Board of Directors approved, on December 7, 2017, the repurchase of up to $300 million of the Company's common stock through December 31, 2020. On October 31, 2018, the Company's Board of Directors approved an increase to the authorization from $300 million to $400 million. As disclosed in Note 13, "Earnings Per Share" of the Notes to Consolidated Financial Statements, as of December 31, 2020, 5,459,030 shares had been repurchased for $275.0 million under this repurchase authorization.
Company Performance. The following stock price performance graph illustrates the cumulative total return on an investment in WESCO International, a 2020 Performance Peer Group, and the Russell 2000 Index. The graph covers the period from December 31, 2015 to December 31, 2020, and assumes that the value for each investment was $100 on December 31, 2015, and that all dividends were reinvested.

WESCO International, Inc. - Cumulative Total Shareholder Return
Cumulative Investment Value
(Index $100)
$250
$200
$150
$100
$50
$0

	2015	2016	2017	2018	2019	2020
WESCO Intl Inc.	$100.00	$152.36	$156.02	$109.89	$135.97	$179.72
Performance Peer Group	$100.00	$126.54	$149.65	$139.53	$184.44	$224.55
Russell 2000	$100.00	$121.31	$139.08	$123.77	$155.35	$186.36

2020 Performance Peer Group:
Applied Industrial Technologies, Inc.	Fastenal Company	MSC Industrial Direct Co., Inc.
Arrow Electronics, Inc.	Genuine Parts Company	Rexel SA
Avnet, Inc.	HD Supply Holdings, Inc.	Rockwell Automation, Inc.
Barnes Group	Hubbell, Inc.	W.W. Grainger, Inc.
Eaton Corporation Plc	MRC Global, Inc.

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

Income Statement Data:	Year Ended December 31,
(In millions, except per share data)	2020(1)	2019	2018	2017	2016
Net sales	$12,326.0	$8,358.9	$8,176.6	$7,679.0	$7,336.0
Cost of goods sold (excluding depreciation and amortization)	9,998.3	6,777.5	6,609.2	6,194.4	5,887.8
Selling, general and administrative expenses	1,859.0	1,173.1	1,151.9	1,101.5	1,050.8
Depreciation and amortization	121.6	62.1	63.0	64.0	66.9
Income from operations	347.1	346.2	352.5	319.1	330.5
Net interest and other	224.2	64.2	71.4	66.6	75.1
Loss on debt extinguishment(2)	—	—	—	—	123.9
Income before income taxes	122.9	282.0	281.1	252.5	131.5
Provision for income taxes	22.8	59.9	55.7	89.3	30.4
Net income	100.1	222.2	225.4	163.2	101.1
Net loss attributable to noncontrolling interests	(0.5)	(1.2)	(2.0)	(0.3)	(0.5)
Net income attributable to WESCO International, Inc.	100.6	223.4	227.4	163.5	101.6
Less: Preferred stock dividends	30.1	—	—	—	—
Net income attributable to common stockholders	$70.5	$223.4	$227.4	$163.5	$101.6

Earnings per share attributable to common stockholders
Basic	$1.53	$5.18	$4.87	$3.42	$2.30
Diluted	$1.51	$5.14	$4.82	$3.38	$2.10
Weighted-average common shares outstanding
Basic	46.2	43.1	46.7	47.8	44.1
Diluted	46.6	43.5	47.2	48.4	48.3
Other Financial Data:
Capital expenditures	$56.7	$44.1	$36.2	$21.5	$18.0
Net cash provided by operating activities	543.9	224.4	296.7	149.1	300.2
Net cash used in investing activities	(3,735.1)	(60.8)	(34.1)	(5.3)	(70.5)
Net cash provided by (used in) financing activities	3,480.7	(109.8)	(275.1)	(141.2)	(276.3)
Balance Sheet Data:
Total assets	$11,880.2	$5,017.6	$4,605.0	$4,735.5	$4,431.8
Total debt (including current and short-term debt)(3)	4,898.8	1,283.8	1,223.5	1,348.6	1,385.3
Stockholders’ equity	3,336.4	2,258.7	2,129.7	2,116.1	1,963.6
(1)    Year-over-year changes from 2020 to 2019 are primarily due to the merger with Anixter and related financing costs such as interest on borrowings, as well as amortization of intangible assets.
(2)    Represents the loss recognized in 2016 related to the redemption of the then outstanding 6.0% Convertible Senior Debentures due 2029 (the "2029 Debentures").
(3)    Includes the discount related to the 7.250% Senior Notes due 2028, the then outstanding 2029 Debentures, and the then outstanding Term Loan Facility. For 2020, 2018, 2017 and 2016, also includes debt issuance costs and adjustments to record the long-term debt assumed in the merger with Anixter at its acquisition date fair value. See Note 10, "Debt" of the Notes to Consolidated Financial Statements.

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
On June 22, 2020, WESCO completed its previously announced acquisition of Anixter, a Delaware corporation. Pursuant to the terms of the Agreement and Plan of Merger, dated January 10, 2020 (the “Merger Agreement”), by and among Anixter, WESCO and Merger Sub, Merger Sub was merged with and into Anixter (the “Merger”), with Anixter surviving the Merger and continuing as a wholly owned subsidiary of WESCO. On June 23, 2020, Anixter merged with and into Anixter Inc., with Anixter Inc. surviving to become a wholly owned subsidiary of WESCO.
As a result of the Merger, the Company now employs nearly 18,000 people, maintains relationships with approximately 30,000 suppliers, and serves more than 125,000 customers worldwide. With nearly 1,500,000 products, end-to-end supply chain services, and extensive digital capabilities, WESCO provides innovative solutions to meet current customer needs across commercial and industrial businesses, contractors, government agencies, institutions, telecommunications providers, and utilities. WESCO has approximately 800 branches, warehouses and sales offices with operations in more than 50 countries, providing a local presence for customers and a global network to serve multi-location businesses and multi-national corporations.
Prior to the completion of its merger with Anixter on June 22, 2020, as described in Note 6, "Acquisitions" of our Notes to Consolidated Financial Statements, WESCO had four operating segments that had been aggregated as one reportable segment. Effective on the date of acquisition, the Company added Anixter as a separate reportable segment for the quarterly period ended June 30, 2020. At the beginning of the third quarter of 2020, the Company identified new operating segments organized around three strategic business units consisting of Electrical & Electronic Solutions ("EES"), Communications & Security Solutions ("CSS") and Utility and Broadband Solutions ("UBS"). The applicable comparative financial information reported in the Company's previously issued consolidated financial statements for the years ended December 31, 2019 and 2018 have been recast in this Annual Report on Form 10-K to conform to the basis of the new segments.
The following is a description of each of the Company's reportable segments and their business activities.
Electrical & Electronic Solutions
The EES segment supplies a broad range of products and supply chain solutions primarily to the Construction, Industrial and Original Equipment Manufacturer ("OEM") markets. Product categories include a broad range of electrical equipment and supplies, wire and cable, lubricants, pipe, valves, fittings, fasteners, cutting tools, power transmission, and safety products. In addition, OEM customers require a reliable supply of assemblies and components to incorporate into their own products as well as value-added services such as supplier consolidation, design and technical support, just-in-time supply and electronic commerce, and supply chain management. EES includes the “Electrical and Electronic Solutions” business acquired from Anixter and the majority of the legacy WESCO industrial and construction businesses.
Communications & Security Solutions
The CSS segment supplies products and customized supply chain solutions to customers in a diverse range of industries including technology, finance, telecommunications service providers, transportation, education, government, healthcare and retail. CSS sells these products directly to end users or through various channels including data communications contractors, security, network, professional audio/visual and systems integrators. CSS has a broad product portfolio that includes copper and fiber optic cable and connectivity, access control, video surveillance, intrusion and fire/life safety, cabinets, power, cable management, wireless, professional audio/video, voice and networking switches and other ancillary products. CSS includes the “Network and Security Solutions” business acquired from Anixter and the legacy WESCO data communications and safety businesses.
Utility & Broadband Solutions
The UBS segment supplies electrical transmission and distribution products, power plant maintenance, repair and operations supplies and smart-grid products, and arranges materials management and procurement outsourcing for the power generation, power transmission and electricity distribution industries. The UBS segment combines the “Utility Power Solutions” business acquired from Anixter, the legacy WESCO utility business, the legacy WESCO broadband business and the legacy WESCO integrated supply business.

Overall Financial Performance
Our 2020 financial results reflect the half year impact of the merger with Anixter, partially offset by unfavorable business conditions caused by the COVID-19 pandemic. Net sales increased $4.0 billion, or 47.5%, over the prior year. Cost of goods sold as a percentage of net sales and gross profit margin was 81.1% and 18.9%, respectively, for both 2020 and 2019. Cost of goods sold for 2020 includes merger-related fair value adjustments of $43.7 million, as well as an out-of-period adjustment of $18.9 million related to inventory absorption accounting. Adjusted for these amounts, gross profit as a percentage of net sales for 2020 was 19.4%. Selling, general and administrative ("SG&A") expenses as a percentage of net sales were 15.1% and 14.0% for 2020 and 2019, respectively. SG&A expenses for 2020 include merger-related costs of $132.2 million, as well as a gain on the sale of a U.S. operating branch of $19.8 million. Adjusted for these amounts, SG&A expenses for 2020 were $1.7 billion, or 14.2% of net sales, reflecting lower sales and the merger with Anixter, partially offset by cost reduction actions taken in response to the COVID-19 pandemic. SG&A expenses for 2019 include $3.1 million of merger-related costs. Operating income was $347.0 million for 2020, compared to $346.2 million for 2019. Operating income for 2020 includes the aforementioned merger-related costs, merger-related fair value adjustments, out-of-period adjustment, and gain on the sale of a U.S. operating branch. Adjusted for these items, operating profit was $522.0 million, or 4.2% of net sales. For 2019, operating profit adjusted for merger-related costs of $3.1 million was $349.3 million, or 4.2% of net sales. Net income attributable to common stockholders for 2020 and 2019 was $70.4 million and $223.4 million, respectively. As adjusted for the aforementioned items, including the related income tax effects, net income attributable to common stockholders was $203.6 million and $225.9 million for 2020 and 2019, respectively. Earnings per diluted share attributable to common stockholders was $1.51 in 2020, based on 46.6 million diluted shares, compared with earnings per diluted share of $5.14 in 2019, based on 43.5 million diluted shares. As adjusted, earnings per diluted share for 2020 and 2019 was $4.37 and $5.20, respectively.
During 2020, the COVID-19 pandemic had a significant impact on our business and adversely impacted our results of operations. We expect these negative impacts to continue during the first quarter of 2021, and potentially longer, depending on the duration and severity of the pandemic, any resurgence of COVID-19, the development and availability of effective treatments and vaccines, and other future developments that are currently uncertain and cannot be predicted.
Events and factors relating to the COVID-19 pandemic include limitations on the ability of our suppliers to manufacture or procure the products we sell or to meet delivery requirements and commitments; disruptions to our global supply chains; limitations on the ability of our employees to perform their work due to travel or other restrictions; limitations on the ability of carriers to deliver our products to our customers; limitations on the ability of our customers to conduct their business and purchase our products and services, or pay us on a timely basis; and disruptions to our customers’ purchasing patterns. In response to the COVID-19 pandemic, we have taken actions focused on protecting the health and safety of our employees, which is our top priority. We have restricted non-essential business travel, implemented remote work protocols, and instituted preventive measures at our facilities, including enhanced health and safety protocols, temperature screening and requiring face coverings for employees.
The products and services that we provide are integral to the daily operations of our essential business customers and accordingly, we have taken actions to maintain the continuity of our operations in response to the pandemic. To date, our branch locations have remained operational consistent with governmental and public health authority directives. Beginning in March 2020, and continuing throughout 2020, we have taken, and continue to take, actions to reduce costs consistent with the expected decline in demand, including reductions in administrative expenses, payroll and benefits, and other spending across the company. Given the ongoing uncertainty regarding the duration, severity and scope of the COVID-19 pandemic, we are continuing to monitor the situation and may take further actions in light of future developments.
We have experienced, and may continue to experience, reduced customer demand for certain of our products and services, including delays or cancellations of ongoing or anticipated projects due to our clients’, suppliers’ and other third parties’ diminished financial conditions. We cannot predict the timeframe for recovery of our customer’s demand for our products and services. The full extent to which the COVID-19 pandemic will continue to impact our business and financial results going forward is highly uncertain and will depend on many factors outside of our control, including the duration and scope of the crisis, the development and availability of effective treatments and vaccines, imposition of protective public safety measures, and the overall impact of the COVID-19 pandemic on the global economy and capital markets.
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

As disclosed in Note 2, "Accounting Policies" of our Notes to Consolidated Financial Statements, we identified new operating segments during the third quarter of 2020, which changed the composition of our reporting units. Accordingly, we reassigned goodwill to the new reporting units using a relative fair value allocation approach. We performed a goodwill impairment test immediately before and after we reorganized our reporting structure. Goodwill was tested for impairment on a reporting unit level and the evaluation involved comparing the fair value of each reporting unit to its carrying value. The fair values of our reporting units were determined using a discounted cash flow analysis, and consideration was also given to market multiples. In performing the quantitative assessments, management used expected operating margins supported by a combination of historical results, current forecasts, market data and recent economic events, which are categorized within Level 3 of the fair value hierarchy. We used a discount rate that reflects market participants' cost of capital. There were no impairment losses identified as a result of these tests. Although our reorganized reporting units had fair values that exceeded the respective carrying values, the EES reporting unit had an estimated fair value that exceeded its respective carrying value by less than 10%. As a result, the EES reporting unit is more susceptible to impairment risk from adverse macroeconomic conditions and if such conditions were to persist the underlying cash flows used to estimate fair value may impact the recoverability of goodwill.
We performed our annual impairment tests of goodwill and indefinite-lived intangible assets during the fourth quarter of 2020 by assessing qualitative factors to determine whether it was more likely than not that the fair value of a reporting unit was less than its carrying amount. In performing this qualitative assessment, we assessed relevant events and circumstances, including macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, other relevant events such as changes in key personnel, changes in the composition or carrying amount of the net assets of a reporting unit, and sustained decreases in share price. As a result of this assessment, we determined that the fair values of our reporting units continued to exceed the respective carrying amounts and, therefore, a quantitative impairment test was unnecessary.
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
Cash Flow
We generated $543.9 million in operating cash flow during 2020. Cash provided by operating activities included net income of $100.0 million, adjustments to net income totaling $113.7 million, and changes in assets and liabilities of $330.2 million. Investing activities included $3,707.6 million to fund a portion of the merger with Anixter, as described in Note 6, "Acquisitions" of our Notes to Consolidated Financial Statements, and $56.7 million of capital expenditures. Financing activities were comprised of $2,815.0 million of net proceeds from the issuance of senior unsecured notes to finance a portion of the merger with Anixter, borrowings and repayments of $1.2 billion and $948.0 million, respectively, related to our prior and new revolving credit facilities, as well as borrowings and repayments of $1.1 billion and $565.0 million, respectively, related to our prior and amended accounts receivable securitization facility. Financing activities for 2020 also included net repayments related to our various international lines of credit of $9.7 million, $80.2 million of debt issuance costs associated with financing the merger with Anixter, and $30.1 million of dividends paid to holders of our Series A Preferred Stock.

Free cash flow for the years ended December 31, 2020 and 2019 was $586.1 million and $180.3 million, respectively.
The following table sets forth the components of free cash flow:

	Twelve Months Ended December 31,
	2020	2019
(In millions)
Cash flow provided by operations	$543.9	$224.4
Less: Capital expenditures	(56.7)	(44.1)
Add: Merger-related expenditures	98.9	—
Free cash flow	$586.1	$180.3
Note: The table above reconciles cash flow provided by operations to free cash flow. Free cash flow is a non-GAAP financial measure of liquidity. Capital expenditures are deducted from operating cash flow to determine free cash flow. Free cash flow is available to fund investing and financing activities. For the twelve months ended December 31, 2020, the Company paid certain fees, expenses and other costs to consummate the merger with Anixter. Such expenditures have been added back to cash flow provided by operations to determine free cash flow for such period.
Financing Availability
On June 22, 2020, in connection with the Merger, we entered into a $1,100 million revolving credit facility (the “Revolving Credit Facility”), as a replacement of our existing revolving credit facility entered into on September 26, 2019. Also concurrent with the completion of the Merger, we amended our accounts receivable securitization facility (the “Receivables Facility”). On December 14, 2020, we amended the Revolving Credit Facility and Receivables Facility to permit an increase of the borrowing capacities under such facilities from $1,100 million to $1,200 million, and from $1,025 million to $1,200 million, respectively. Borrowings under the amended revolving credit and accounts receivable securitization facilities will be used to redeem our $500 million aggregate principal amount of 5.375% Senior Notes due 2021, as described in Note 19, "Subsequent Events" of the Notes to Consolidated Financial Statements.
As of December 31, 2020, we had $801.5 million in total available borrowing capacity under our Revolving Credit Facility, which was comprised of $684.3 million of availability under the U.S. sub-facility and $117.3 million of availability under the Canadian sub-facility. Available borrowing capacity under our Receivables Facility was $75.0 million. The Revolving Credit Facility and the Receivables Facility mature in June 2025 and June 2023, respectively.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to supplier rebate income, expected credit losses, inventories, insurance costs, goodwill and indefinite-lived intangible assets, income taxes, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. If actual market conditions are less favorable than those projected by management, additional adjustments to reserve items may be required. We believe the following critical accounting policies affect our judgments and estimates used in the preparation of our consolidated financial statements.
Revenue Recognition
Our revenue arrangements generally consist of single performance obligations to transfer a promised good or service, or a combination of goods and services. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Revenue is recognized when control has transferred to the customer, which is generally when the product has shipped from our facility or directly from a supplier. However, transfer may occur at a later date depending on the agreed upon terms, such as delivery at the customer's designated location, or based on consignment terms. For products that ship directly from suppliers to customers, we act as the principal in the transaction and recognize revenue on a gross basis. When providing services, sales are recognized over time as control transfers to the customer, which occurs as services are rendered. We generally satisfy our performance obligations within a year or less.

We generally do not have significant financing terms associated with our contracts; payments are normally received within 60 days. There are generally no significant costs associated with obtaining customer contracts. We typically pass through warranties offered by manufacturers or suppliers to our customers. Sales taxes (and value added taxes in foreign jurisdictions) collected from customers and remitted to governmental authorities are excluded from net sales.
Supplier Volume Rebates
We receive volume rebates from certain suppliers based on contractual arrangements with such suppliers. Volume rebates are included within other accounts receivable in the Consolidated Balance Sheets, and represent the estimated amounts due to us based on forecasted purchases and the rebate provisions of the various supplier contracts. The corresponding volume rebate income is recorded as a reduction to cost of goods sold.
Allowance for Expected Credit Losses
We recognize expected credit losses resulting from the inability of our customers to make required payments through an allowance account that is measured each reporting date. We estimate credit losses over the life of our trade accounts receivable using a combination of historical loss data, current credit conditions, specific customer circumstances, and reasonable and supportable forecasts of future economic conditions.
Inventories
Inventories primarily consist of merchandise purchased for resale and are stated at the lower of cost and net realizable value. Cost is determined principally under the average cost method. We reduce the carrying value of our inventories at the earlier of identifying an item that is considered to be obsolete or in excess of supply relative to demand, or no movement in the past 15 months.
Goodwill and Indefinite-Lived Intangible Assets
Goodwill and indefinite-lived intangible assets are tested for impairment annually during the fourth quarter using information available at the end of September, or more frequently if triggering events occur, indicating that their carrying value may not be recoverable. We test for goodwill impairment on a reporting unit level. We first assess qualitative factors, including macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, other relevant events such as changes in key personnel, changes in the composition or carrying amount of the net assets of a reporting unit, and sustained decreases in share price, to determine whether it is more likely than not that the fair value of our reporting units are less than their carrying values. If the qualitative assessment indicates that the fair values of our reporting units may not exceed their respective carrying values, then we perform a quantitative test for impairment by comparing the fair value of each reporting unit to its carrying value. We determine the fair values of our reporting units using a discounted cash flow analysis and consideration of market multiples. The discounted cash flow analysis uses certain assumptions, including expected operating margins supported by a combination of historical results, current forecasts, market data and recent economic events, which are categorized within Level 3 of the fair value hierarchy. We use a discount rate that reflects market participants' cost of capital. We evaluate the recoverability of indefinite-lived intangible assets using the relief-from-royalty method based on projected financial information.
The determination of fair value involves significant management judgment, particularly as it relates to the underlying assumptions and factors around expected operating margins and discount rate. Management applies its best judgment when assessing the reasonableness of financial projections. Fair values are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual goodwill and indefinite-lived intangible impairment tests will prove to be an accurate prediction of future results.
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

We recognize deferred tax assets at amounts that are expected to be realized. To make such determination, management evaluates all positive and negative evidence, including but not limited to, prior, current and future taxable income, tax planning strategies and future reversals of existing taxable temporary differences. A valuation allowance is recognized if it is “more-likely-than-not” that some or all of a deferred tax asset will not be realized. We regularly assess the realizability of deferred tax assets.
We account for uncertainty in income taxes using a "more-likely-than-not" recognition threshold. Due to the subjectivity inherent in the evaluation of uncertain tax positions, the tax benefit ultimately recognized may materially differ from the estimate recognized in the consolidated financial statements. We recognize interest and penalties related to uncertain tax benefits as part of interest expense and income tax expense, respectively.
The Tax Cuts and Jobs Act of 2017 (the “TCJA”) imposed a one-time tax on the deemed repatriation of undistributed foreign earnings (the “transition tax”). Except for a portion of foreign earnings previously taxed in the U.S. that can effectively be distributed without further material U.S. or foreign taxation, we continue to assert that the undistributed earnings of our foreign subsidiaries are indefinitely reinvested. To the extent the earnings of our foreign subsidiaries are distributed in the form of dividends, such earnings may be subject to additional taxes. We believe that we are able to maintain a sufficient level of liquidity for our domestic operations and commitments without incurring any material tax cost to repatriate cash held by our foreign subsidiaries.
The provisions of the TCJA also introduced U.S. taxation on certain global intangible low-taxed income ("GILTI"). We have elected to account for GILTI tax as a component of income tax expense.
Results of Operations
The following table sets forth the percentage relationship to net sales of certain items in our Consolidated Statements of Income and Comprehensive Income for the periods presented:

	Year Ended December 31,
	2020	2019	2018
Net sales	100.0%	100.0%	100.0%
Cost of goods sold (excluding depreciation and amortization)	81.1	81.1	80.8
Selling, general and administrative expenses	15.1	14.0	14.1
Depreciation and amortization	1.0	0.8	0.8
Income from operations	2.8	4.1	4.3
Interest expense, net	1.8	0.8	0.8
Other, net	—	(0.1)	0.1
Income before income taxes	1.0	3.4	3.4
Provision for income taxes	0.2	0.7	0.6
Net income attributable to WESCO International, Inc.	0.8	2.7	2.8
Preferred stock dividends	0.2	—	—
Net income attributable to common stockholders	0.6%	2.7%	2.8%

2020 Compared to 2019
Net Sales
The following table sets forth net sales by segment for the periods presented:

	Year Ended December 31,
(In thousands)	2020	2019	Growth (Decline)
EES	$5,479,760	$4,860,541	12.7%
CSS	3,323,264	909,496	265.4%
UBS	3,522,971	2,588,880	36.1%
Total net sales	$12,325,995	$8,358,917	47.5%
Net sales were $12.3 billion in 2020 compared with $8.4 billion in 2019, an increase of 47.5% due to the merger with Anixter that was completed on June 22, 2020, partially offset by the impact of weakened demand from the COVID-19 pandemic.
EES reported net sales of $5.5 billion in 2020, compared to $4.9 billion in 2019, an increase of 12.7%. The increase reflects the impact of the merger with Anixter, partially offset by weakened global demand in construction and industrial markets due to local and government shutdowns associated with the COVID-19 pandemic, as well as related disruptions to our suppliers and customers that have caused delays to projects.
CSS reported net sales of $3.3 billion in 2020, compared to $0.9 billion in 2019, an increase of 265.4%. The increase reflects the impact of the merger with Anixter. The COVID-19 pandemic had an overall negative impact on CSS sales, although some customers and end users are considered essential businesses that saw increased demand.
UBS reported net sales of $3.5 billion in 2020, compared to $2.6 billion in 2019, an increase of 36.1%. The increase reflects the impact of the merger with Anixter. The COVID-19 pandemic had a limited impact on UBS sales as the primary customers in this segment are public power and investor owned utilities, which are considered essential business and have maintained normal operations.
Cost of Goods Sold
Cost of goods sold for 2020 was $10.0 billion, compared to $6.8 billion for 2019. Cost of goods sold as a percentage of net sales was 81.1% in both 2020 and 2019. Cost of goods sold for 2020 includes merger-related fair value adjustments of $43.7 million, as well as an out-of-period adjustment of $18.9 million related to inventory absorption accounting. Adjusted for these amounts, cost of goods sold as a percentage of net sales for 2020 was 80.6%.
Selling, General and Administrative Expenses
SG&A expenses include costs associated with personnel, shipping and handling, travel, advertising, facilities, utilities and credit losses. SG&A expenses for 2020 were $1.9 billion, an increase of $685.9 million, or 58.5%, from 2019. SG&A expenses as a percentage of net sales increased to 15.1% in 2020 from 14.0% in 2019. SG&A expenses for 2020 include merger-related costs of $132.2 million, as well as a gain on the sale of a U.S. operating branch of $19.8 million. Adjusted for these amounts, SG&A expenses for 2020 were $1.7 billion, or 14.2% of net sales, reflecting the merger with Anixter and lower sales, partially offset by cost reduction actions taken in response to the COVID-19 pandemic. SG&A expenses for 2019 include $3.1 million of merger-related costs.
SG&A payroll expenses for 2020 of $1.2 billion increased by $398.1 million compared to 2019 primarily due to the merger with Anixter. Excluding the impact of the merger, SG&A payroll expenses were down $35.0 million due to lower salaries and wages, variable compensation expense and benefit costs resulting from cost reduction actions associated with the COVID-19 pandemic.
The remaining SG&A expenses for 2020 of $648.0 million increased by $287.8 million compared to 2019. The increase in the remaining SG&A expenses was primarily due to the impact of the merger with Anixter.

Depreciation and Amortization
Depreciation and amortization increased $59.5 million to $121.6 million in 2020, compared with $62.1 million in 2019. The current period includes $33.0 million of amortization attributable to identifiable intangible assets acquired in the merger with Anixter.
Income from Operations
The following tables set forth income from operations by segment for the periods presented:

	Year Ended December 31, 2020
(In thousands)	EES	CSS	UBS	Corporate	Total
Income from operations	$260,207	$217,163	$231,702	$(362,034)	$347,038

	Year Ended December 31, 2019
(In thousands)	EES	CSS	UBS	Corporate	Total
Income from operations	$261,788	$43,835	$184,931	$(144,337)	$346,217
EES reported operating profit of $260.2 million in 2020, compared to $261.8 million in 2019. The decrease reflects lower demand caused by the COVID-19 pandemic, offset by the merger with Anixter and cost reduction actions taken in response to the lower demand.
CSS reported operating profit of $217.2 million in 2020, compared to $43.8 million in 2019. The increase reflects the impact of the merger with Anixter. The benefits of cost reduction actions taken in response to the COVID-19 pandemic, as well as operating synergies resulting from the business combination, had a favorable impact on operating profit.
UBS reported operating profit of $231.7 million in 2020, compared to $184.9 million in 2019. The increase reflects the impact of the merger with Anixter. The impact of the COVID-19 pandemic on the UBS segment was limited as many of its primary customers are public power and investor owned utilities that are considered essential businesses and have maintained normal operations.
Interest Expense, net
Interest expense, net totaled $226.6 million in 2020, compared with $65.7 million in 2019, an increase of 244.8%. The increase in interest expense was driven by financing activity related to the Anixter merger.
Other, net
Other non-operating income ("other, net") totaled $2.4 million in 2020, compared to $1.6 million in 2019.
Income Taxes
Our effective tax rate was 18.6% in 2020 compared to 21.2% in 2019. The lower effective tax rate in the current year was primarily due to one-time impacts from the merger with Anixter.
Net Income and Earnings per Share
Net income for 2020 was $100.0 million, compared to $222.2 million for 2019.
Net loss attributable to noncontrolling interests in 2020 and 2019 was $0.5 million and $1.2 million, respectively.
Preferred stock dividends expense of $30.1 million in 2020 relates to the fixed-rate reset cumulative perpetual preferred stock, Series A, that was issued in connection with the merger.
Net income and earnings per diluted share attributable to common stockholders were $70.4 million and $1.51 per diluted share, respectively, in 2020, compared with $223.4 million and $5.14 per diluted share, respectively, in 2019. Adjusted for the items mentioned above, net income and earnings per diluted share attributable to common stockholders were $203.6 million and $4.37 per diluted share, respectively, for the year ended December 31, 2020. Adjusted net income and adjusted earnings per diluted share attributable to common stockholders were $225.9 million and $5.20 per diluted share, respectively, for the year ended December 31, 2019.

The following tables reconcile income from operations, provision for income taxes and earnings per diluted share to adjusted net income from operations, adjusted provision for income taxes and adjusted earnings per diluted share, which are non-GAAP financial measures, for the periods presented:

	Year Ended December 31,
Adjusted Income from Operations:	2020	2019
	(In thousands)
Income from operations	$347,038	$346,217
Merger-related costs	132,236	3,130
Merger-related fair value adjustments	43,693	—
Out-of-period adjustment	18,852	—
Gain on sale of asset	(19,816)	—
Adjusted income from operations	$522,003	$349,347

	Year Ended December 31,
Adjusted Provision for Income Taxes:	2020	2019
	(In thousands)
Provision for income taxes	$22,803	$59,863
Income tax effect of adjustments to income from operations(1)	41,817	664
Adjusted provision for income taxes	$64,620	$60,527
(1)    The adjustments to income from operations have been tax effected at a rate of 23.9% and 21.2% for the years ended December 31, 2020 and December 31, 2019, respectively.

	Year Ended December 31,
Adjusted Earnings Per Diluted Share:	2020	2019
(In thousands, except per share data)
Adjusted income from operations	$522,003	$349,347
Interest expense, net	226,591	65,710
Other, net	(2,395)	(1,554)
Adjusted income before income taxes	297,807	285,191
Adjusted provision for income taxes	64,620	60,527
Adjusted net income	233,187	224,664
Net loss attributable to noncontrolling interests	(521)	(1,228)
Adjusted net income attributable to WESCO International, Inc.	233,708	225,892
Preferred stock dividends	30,139	—
Adjusted net income attributable to common stockholders	$203,569	$225,892

Diluted shares	46,625	43,487
Adjusted earnings per diluted share	$4.37	$5.20
Note: For the twelve months ended December 31, 2020, income from operations, the provision for income taxes and earnings per diluted share have been adjusted to exclude merger-related costs and fair value adjustments, an out-of-period adjustment related to inventory absorption accounting, gain on sale of a U.S. operating branch, and the related income tax effects. For the twelve months ended December 31, 2019, income from operations, the provision for income taxes and earnings per diluted share have been adjusted to exclude merger-related costs and the related income tax effects. These non-GAAP financial measures provide a better understanding of the Company's financial results on a comparable basis.

EBITDA, Adjusted EBITDA and Adjusted EBITDA margin %
The following tables reconcile net income attributable to common stockholders to EBITDA, adjusted EBITDA and adjusted EBITDA margin % by segment, which are non-GAAP financial measures, for the periods presented:

	Year Ended December 31, 2020
(In thousands)	EES	CSS	UBS	Corporate	Total
Net income attributable to common stockholders	$262,829	$217,211	$231,678	$(641,297)	$70,421
Net loss attributable to noncontrolling interests	(842)	—	—	321	(521)
Preferred stock dividends	—	—	—	30,139	30,139
Provision for income taxes	—	—	—	22,803	22,803
Interest expense, net	—	—	—	226,591	226,591
Depreciation and amortization	35,811	37,765	22,380	25,644	121,600
EBITDA	$297,798	$254,976	$254,058	$(335,799)	$471,033
Other, net	(1,780)	(48)	24	(591)	(2,395)
Stock-based compensation expense(1)	991	59	298	15,366	16,714
Merger-related costs	—	—	—	132,236	132,236
Merger-related fair value adjustments	15,411	22,000	6,282	—	43,693
Out-of-period adjustment	2,325	12,634	3,893	—	18,852
Gain on sale of asset	(19,816)	—	—	—	(19,816)
Adjusted EBITDA	$294,929	$289,621	$264,555	$(188,788)	$660,317
Adjusted EBITDA margin %	5.4%	8.7%	7.5%		5.4%
(1) Stock-based compensation expense in the calculation of adjusted EBITDA for the year ended December 31, 2020 excludes $2.6 million as this amount is included in merger-related costs.

	Year Ended December 31, 2019
(In thousands)	EES	CSS	UBS	Corporate	Total
Net income attributable to common stockholders	$264,570	$43,835	$184,931	$(269,910)	$223,426
Net loss attributable to noncontrolling interests	(1,228)	—	—	—	(1,228)
Provision for income taxes	—	—	—	59,863	59,863
Interest expense, net	—	—	—	65,710	65,710
Depreciation and amortization	28,569	7,155	13,583	12,800	62,107
EBITDA	$291,911	$50,990	$198,514	$(131,537)	$409,878
Other, net	(1,554)	—	—	—	(1,554)
Stock-based compensation expense	1,116	77	231	17,638	19,062
Merger-related costs	—	—	—	3,130	3,130
Adjusted EBITDA	$291,473	$51,067	$198,745	$(110,769)	$430,516
Adjusted EBITDA margin %	6.0%	5.6%	7.7%		5.2%
Note: EBITDA, Adjusted EBITDA and Adjusted EBITDA margin % are non-GAAP financial measures that provide indicators of our performance and ability to meet debt service requirements. EBITDA is defined as earnings before interest, taxes, depreciation and amortization. Adjusted EBITDA is defined as EBITDA before other non-operating expenses ("other, net"), non-cash stock-based compensation, merger-related costs and fair value adjustments, an out-of-period adjustment related to inventory absorption accounting, and gain on sale of a U.S. operating branch. Adjusted EBITDA margin % is calculated by dividing Adjusted EBITDA by net sales.
Adjusted EBITDA for EES was $294.9 million in 2020, or 5.4% of net sales, compared to $291.5 million in 2019, or 6.0% of net sales.
Adjusted EBITDA for CSS was $289.6 million in 2020, or 8.7% of net sales, compared to $51.1 million in 2019, or 5.6% of net sales.
Adjusted EBITDA for UBS was $264.6 million in 2020, or 7.5% of net sales, compared to $198.7 million in 2019, or 7.7% of net sales.

2019 Compared to 2018
Net Sales
The following table sets forth net sales by segment for the periods presented:

	Year Ended December 31,
(In thousands)	2019	2018	Growth (Decline)
EES	$4,860,541	$4,878,836	(0.4)%
CSS	909,496	857,481	6.1%
UBS	2,588,880	2,440,284	6.1%
Total net sales	$8,358,917	$8,176,601	2.2%
Net sales were $8.4 billion in 2019 compared with $8.2 billion in 2018, an increase of 2.2%.
EES reported net sales of $4.9 billion in both 2019 and 2018. The moderate decline of 0.4% reflects skilled labor constraints and overall uncertainty related to the macroeconomic environment and international trade concerns.
CSS reported net sales of $909.5 million in 2019, compared to $857.5 million in 2018. The increase of 6.1% reflects growth in the data communications and security categories.
UBS reported net sales of $2.6 billion in 2019, compared to $2.4 billion in 2018. The increase of 6.1% reflects the benefit of secular trends in the utility sector, including grid hardening and reliability projects, construction market growth, higher industrial output and increased demand for renewable energy.
Cost of Goods Sold
Cost of goods sold for 2019 was $6.8 billion, compared to $6.6 billion for 2018. Cost of goods sold as a percentage of net sales was 81.1% and 80.8% in 2019 and 2018, respectively. Cost of goods sold as a percentage of net sales was negatively impacted by a challenging pricing environment, as well as business mix.
Selling, General and Administrative Expenses
SG&A expenses include costs associated with personnel, shipping and handling, travel, advertising, facilities, utilities and credit losses. SG&A expenses for 2019 were $1.2 billion, an increase of $21.2 million, or 1.8%, from 2018. SG&A expenses as a percentage of net sales improved to 14.0% in 2019 from 14.1% in 2018. The increase in SG&A expenses reflects the impact of the SLS acquisition and merger-related costs, partially offset by lower variable payroll expenses and the absence of a bad debt charge that was recorded in the prior year.
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
Depreciation and Amortization
Depreciation and amortization decreased $0.9 million to $62.1 million in 2019, compared with $63.0 million in 2018.

Income from Operations
The following tables set forth income from operations by segment for the periods presented:

	Year Ended December 31, 2019
(In thousands)	EES	CSS	UBS	Corporate	Total
Income from operations	$261,788	$43,835	$184,931	$(144,337)	$346,217

	Year Ended December 31, 2018
(In thousands)	EES	CSS	UBS	Corporate	Total
Income from operations	$289,065	$34,592	$165,149	$(136,366)	$352,440
EES reported operating profit of $261.8 million in 2019, compared to $289.1 million in 2018. The decrease in operating profit is due to the impact of higher SG&A expenses resulting from the SLS acquisition.
CSS reported operating profit of $43.8 million in 2019, compared to $34.6 million in 2018. The increase in operating profit is due to higher sales, as described above.
UBS reported operating profit of $184.9 million in 2019, compared to $165.1 million in 2018. The increase in operating profit is due to higher sales, as described above.
Interest Expense, net
Interest expense, net totaled $65.7 million in 2019, compared with $68.7 million in 2018, a decrease of 4.3%. The resolution of transfer pricing matters associated with the Canadian taxing authority resulted in non-cash interest income of $3.7 million for the year ended December 31, 2019.
Other, net
Other non-operating income ("other, net") totaled $1.6 million in 2019, compared to expense of $2.8 million in 2018. For the year ended December 31, 2018, other non-operating expense includes a foreign exchange loss of $3.0 million from the remeasurement of a financial instrument, as well as accelerated amortization of debt discount and debt issuance costs totaling $0.8 million due to early repayments of our then outstanding term loan facility.
Income Taxes
Our effective tax rate was 21.2% in 2019 compared to 19.8% in 2018. The higher effective tax rate in 2019 as compared to the prior year was primarily due to the full application of the international provisions of U.S. tax reform.
Net Income and Earnings per Share
Net income decreased by $3.2 million, or 1.4%, to $222.2 million in 2019, compared to $225.4 million in 2018.
Net loss attributable to noncontrolling interests in 2019 and 2018 was $1.2 million and $2.0 million, respectively.
Net income and earnings per diluted share attributable to common stockholders were $223.4 million and $5.14 per share, respectively, in 2019, compared with $227.3 million and $4.82 per share, respectively, in 2018. Adjusted net income and earnings per diluted share attributable to common stockholders were $225.9 million and $5.20 per share, respectively, for the year ended December 31, 2019.

The following tables reconcile income from operations, provision for income taxes and earnings per diluted share to adjusted net income from operations, adjusted provision for income taxes and adjusted earnings per diluted share, which are non-GAAP financial measures, for the periods presented:

	Year Ended December 31,
Adjusted Income from Operations:	2019	2018
	(In thousands)
Income from operations	$346,217	$352,440
Merger-related costs	3,130	—
Adjusted income from operations	$349,347	$352,440

	Year Ended December 31,
Adjusted Provision for Income Taxes:	2019	2018
	(In thousands)
Provision for income taxes	$59,863	$55,670
Income tax effect of adjustments to income from operations(1)	664	—
Adjusted provision for income taxes	$60,527	$55,670
(1)    The adjustment to income from operations has been tax effected at a rate of 21.2% for the year ended December 31, 2019.

	Year Ended December 31,
Adjusted Earnings Per Diluted Share:	2019	2018
(In thousands, except per share data)
Adjusted income from operations	$349,347	$352,440
Interest expense, net	65,710	68,661
Other, net	(1,554)	2,754
Adjusted income before income taxes	285,191	281,025
Adjusted provision for income taxes	60,527	55,670
Adjusted net income	224,664	225,355
Net loss attributable to noncontrolling interests	(1,228)	(1,988)
Adjusted net income attributable to WESCO International, Inc.	$225,892	$227,343

Diluted shares	43,487	47,199
Adjusted earnings per diluted share	$5.20	$4.82
Note: Income from operations, the provision for income taxes and earnings per diluted share for the year ended December 31, 2019 are adjusted to exclude merger-related costs and the related income tax effect. These non-GAAP financial measures provide a better understanding of our financial results on a comparable basis.

EBITDA, Adjusted EBITDA and Adjusted EBITDA margin %
The following tables reconcile net income attributable to common stockholders to EBITDA, adjusted EBITDA and adjusted EBITDA margin % by segment, which are non-GAAP financial measures, for the periods presented:

	Year Ended December 31, 2019
(In thousands)	EES	CSS	UBS	Corporate	Total
Net income attributable to common stockholders	$264,570	$43,835	$184,931	$(269,910)	$223,426
Net loss attributable to noncontrolling interests	(1,228)	—	—	—	(1,228)
Provision for income taxes	—	—	—	59,863	59,863
Interest expense, net	—	—	—	65,710	65,710
Depreciation and amortization	28,569	7,155	13,583	12,800	62,107
EBITDA	$291,911	$50,990	$198,514	$(131,537)	$409,878
Other, net	(1,554)	—	—	—	(1,554)
Stock-based compensation expense	1,116	77	231	17,638	19,062
Merger-related costs	—	—	—	3,130	3,130
Adjusted EBITDA	$291,473	$51,067	$198,745	$(110,769)	$430,516
Adjusted EBITDA margin %	6.0%	5.6%	7.7%		5.2%

	Year Ended December 31, 2018
(In thousands)	EES	CSS	UBS	Corporate	Total
Net income attributable to common stockholders	$288,299	$34,592	$165,149	$(260,697)	$227,343
Net loss attributable to noncontrolling interests	(1,988)	—	—	—	(1,988)
Provision for income taxes	—	—	—	55,670	55,670
Interest expense, net	—	—	—	68,661	68,661
Depreciation and amortization	30,198	7,413	13,447	11,939	62,997
EBITDA	$316,509	$42,005	$178,596	$(124,427)	$412,683
Other, net	2,754	—	—	—	2,754
Stock-based compensation expense	605	116	351	15,373	16,445
Adjusted EBITDA	$319,868	$42,121	$178,947	$(109,054)	$431,882
Adjusted EBITDA margin %	6.6%	4.9%	7.3%		5.3%
Note: EBITDA, Adjusted EBITDA and Adjusted EBITDA margin % are non-GAAP financial measures that provide indicators of our performance and ability to meet debt service requirements. EBITDA is defined as earnings before interest, taxes, depreciation and amortization. Adjusted EBITDA is defined as EBITDA before other non-operating expenses ("other, net"), non-cash stock-based compensation, and costs associated with the merger with Anixter. Adjusted EBITDA margin % is calculated by dividing Adjusted EBITDA by net sales.
Adjusted EBITDA for EES was $291.5 million in 2019, or 6.0% of net sales, compared to $319.9 million in 2018, or 6.6% of net sales.
Adjusted EBITDA for CSS was $51.1 million in 2019, or 5.6% of net sales, compared to $42.1 million in 2018, or 4.9% of net sales.
Adjusted EBITDA for UBS was $198.7 million in 2019, or 7.7% of net sales, compared to $178.9 million in 2018, or 7.3% of net sales.
Liquidity and Capital Resources
Total assets were $11.9 billion and $5.0 billion at December 31, 2020 and 2019, respectively. Total liabilities at December 31, 2020 and 2019 were $8.5 billion and $2.8 billion, respectively. Total stockholders’ equity was $3.3 billion and $2.3 billion at December 31, 2020 and 2019, respectively.

The following table sets forth our outstanding indebtedness:

	As of December 31,
	2020	2019
	(In millions)
International lines of credit	$29.6	$26.3
Accounts Receivable Securitization Facility	950.0	415.0
Revolving Credit Facility	250.0	—
5.375% Senior Notes due 2021	500.0	500.0
5.50% Senior Notes due 2023	58.6	—
5.375% Senior Notes due 2024	350.0	350.0
6.00% Senior Notes due 2025	4.2	—
7.125% Senior Notes due 2025	1,500.0	—
7.250% Senior Notes due 2028, less debt discount of $9.3	1,315.7	—
Finance lease obligations	17.9	1.3
Total debt	4,976.0	1,292.6
Plus: Fair value adjustment to the Anixter Senior Notes	1.7	—
Less: Unamortized debt issuance costs	(78.9)	(8.8)
Less: Short-term debt and current portion of long-term debt	(528.8)	(26.7)
Total long-term debt	$4,370.0	$1,257.1
The required annual principal repayments for all indebtedness for the next five years and thereafter, as of December 31, 2020, is set forth in the following table:

(In millions)
2021	$529.9
2022	4.1
2023	1,016.3
2024	352.2
2025	1,756.1
Thereafter	1,326.7
Total payments on debt	$4,985.3
Debt discount	(9.3)
Total debt	$4,976.0
Our liquidity needs generally arise from fluctuations in our working capital requirements, capital expenditures, acquisitions and debt service obligations. As of December 31, 2020, we had $801.5 million in available borrowing capacity under our Revolving Credit Facility and $75.0 million in available borrowing capacity under our Receivables Facility, which combined with available cash of $259.5 million, provided liquidity of $1.1 billion. Cash included in our determination of liquidity represents cash in certain deposit and interest bearing investment accounts. We believe cash provided by operations and financing activities will be adequate to cover our operational and business needs for at least the next twelve months. In addition, we regularly review our mix of fixed versus variable rate debt, and we may, from time to time, issue or retire borrowings and/or refinance existing debt in an effort to mitigate the impact of interest rate and foreign exchange rate fluctuations, and to maintain a cost-effective capital structure consistent with our anticipated capital requirements. At December 31, 2020, approximately 75% of our debt portfolio was comprised of fixed rate debt.

In connection with the Merger, we obtained debt financing comprised of senior unsecured notes in aggregate principal amount of $2.8 billion, a new senior secured asset-based revolving credit facility in aggregate principal amount of $1.1 billion, and an amended accounts receivable securitization facility with a purchase limit up to $1.0 billion. Prior to the completion of the Merger, we also simultaneously entered into tender offers and consent solicitations with respect to Anixter's 5.50% Senior Notes due 2023 and 6.00% Senior Notes due 2025 (collectively, the "Anixter Senior Notes"). Upon the expiration and settlement of the tender offers and consent solicitations, $62.8 million in aggregate principal amount of the Anixter Senior Notes remain outstanding.
We used the net proceeds from the issuance of senior unsecured notes, together with borrowings under the new senior secured asset-based revolving credit facility and amended accounts receivable securitization facility, as well as existing cash on hand to consummate the merger. Since the acquisition, we have reduced our outstanding indebtedness by approximately $205 million. Over the next several quarters, it is expected that excess liquidity will be directed primarily at debt reduction and merger-related integration activities, and we expect to maintain sufficient liquidity through our credit facilities and cash balances. We expect to spend between $100 million to $120 million on capital expenditures in 2021, much of which will be invested to align the systems of our legacy businesses and enhance our digital tools.
We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions. We also communicate on a regular basis with our lenders regarding our financial and working capital performance, liquidity position and financial leverage. Our financial leverage ratio was 5.3 as of December 31, 2020, on a pro forma basis, and 2.7 as of December 31, 2019, as reported. In addition, we are in compliance with all covenants and restrictions contained in our debt agreements as of December 31, 2020.

The following table sets forth our financial leverage ratio, which is a non-GAAP financial measure, for the periods presented:

	Pro Forma(1)	Reported
	Twelve months ended
	December 31, 2020	December 31, 2019
(In millions of dollars, except ratios)
Net income attributable to common stockholders	$115.6	$223.4
Net loss attributable to noncontrolling interests	(0.5)	(1.2)
Preferred stock dividends	30.1	—
Provision for income taxes	55.7	59.9
Interest expense, net	255.8	65.7
Depreciation and amortization	153.5	62.1
EBITDA	$610.2	$409.9
Other, net	4.6	(1.6)
Stock-based compensation	34.7	19.1
Merger-related costs and fair value adjustments	206.7	3.1
Out-of-period adjustment	18.9	—
Gain on sale of asset	(19.8)	—
Adjusted EBITDA	$855.3	$430.5

	December 31, 2020	December 31, 2019
Short-term borrowings and current portion of long-term debt	$528.8	$26.7
Long-term debt	4,370.0	1,257.1
Debt discount and debt issuance costs(2)	88.2	8.8
Fair value adjustments to Anixter Notes due 2023 and 2025(2)	(1.7)	—
Total debt	4,985.3	1,292.6
Less: cash and cash equivalents	449.1	150.9
Total debt, net of cash	$4,536.2	$1,141.7

Financial leverage ratio	5.3	2.7
(1)    Pro forma EBITDA and pro forma adjusted EBITDA for the trailing twelve month period ended December 31, 2020 gives effect to the combination of WESCO and Anixter as if it had occurred at the beginning of such period.
(2)    Long-term debt is presented in the consolidated balance sheets net of debt discount and debt issuance costs, and include adjustments to record the long-term debt assumed in the merger with Anixter at its acquisition date fair value.
Note: Financial leverage is a non-GAAP financial measure of the use of debt. Financial leverage ratio is calculated by dividing total debt, excluding debt discount, debt issuance costs and fair value adjustments, less cash and cash equivalents, by adjusted EBITDA. EBITDA is defined as the trailing twelve months earnings before interest, taxes, depreciation and amortization. Adjusted EBITDA is defined as the trailing twelve months EBITDA before foreign exchange and other non-operating expenses, non-cash stock-based compensation, merger-related costs and fair value adjustments, an out-of-period adjustment related to inventory absorption accounting, and gain on sale of a U.S.operating branch. Pro forma financial leverage ratio is calculated by dividing total debt, excluding debt discount and debt issuance costs, less cash and cash equivalents, by pro forma adjusted EBITDA.
Undistributed earnings of our foreign subsidiaries amounted to approximately $1,835.0 million at December 31, 2020. Most of these earnings have been taxed in the U.S. under either the one-time transition tax or the GILTI tax regime imposed by the TCJA. Except for a portion of foreign earnings previously taxed in the U.S. that can effectively be distributed without further material U.S. or foreign taxation, we continue to assert that the undistributed earnings of our foreign subsidiaries are indefinitely reinvested. To the extent the earnings of our foreign subsidiaries are distributed in the form of dividends, such earnings may be subject to additional taxes. We estimate that additional taxes of approximately $75.0 million would be payable upon the remittance of foreign earnings as dividends at December 31, 2020, based upon the laws in effect on that date. We believe that we are able to maintain a sufficient level of liquidity for our domestic operations and commitments without incurring any material tax cost to repatriate cash held by our foreign subsidiaries.
We finance our operating and investing needs as follows:
International Lines of Credit
Certain foreign subsidiaries of WESCO have entered into uncommitted lines of credit, some of which are overdraft facilities, to support local operations. The maximum borrowing limit varies by facility and ranges between $2.0 million and $31.0 million. The international lines of credit generally are renewable on an annual basis and certain facilities are fully and unconditionally guaranteed by WESCO Distribution. Accordingly, certain borrowings under these lines directly reduce availability under the Revolving Credit Facility. The applicable interest rate for borrowings under these lines of credit varies by country and is governed by the applicable loan agreement. The average interest rate for these facilities was 3.4% and 6.3% at December 31, 2020 and 2019, respectively.
Accounts Receivable Securitization Facility
On June 22, 2020, WESCO Distribution amended its Receivables Facility pursuant to the terms and conditions of a Fifth Amended and Restated Receivables Purchase Agreement (the “Receivables Purchase Agreement”), by and among WESCO Receivables Corp. (“WESCO Receivables”), WESCO Distribution, the various purchaser groups from time to time party thereto and PNC Bank, National Association, as Administrator. The Receivables Purchase Agreement amends and restates the amended and restated receivables purchase agreement entered into on September 24, 2015 (the “Existing Receivables Purchase Agreement”).
The Receivables Purchase Agreement, among other things, increased the purchase limit under the Existing Receivables Purchase Agreement from $600 million to $1,025 million, with the opportunity to exercise an accordion feature that permits increases in the purchase limit of up to $375 million, extended the term of the Receivables Facility to June 22, 2023 and added and amended certain defined terms. Borrowings under the Receivables Facility bear interest at the 30-day LIBOR rate, with a LIBOR floor of 0.5%, plus applicable spreads. The interest rate spread of the Receivables Facility increased from 0.95% to 1.20%. The commitment fee remained unchanged at 0.45%.
On December 14, 2020, WESCO Distribution amended its Receivables Facility pursuant to the terms and conditions of a First Amendment to the Fifth Amended and Restated Receivables Purchase Agreement (the “Receivables Amendment”). The Receivables Amendment amends the Receivables Purchase Agreement and permits an increase to the purchase limit from $1,025 million to $1,200 million. The maturity date, interest rate spread, and commitment fee of the Receivables Facility remain unchanged.
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
As of December 31, 2020 and 2019, accounts receivable eligible for securitization totaled $1,476.1 million and $809.5 million, respectively. The Consolidated Balance Sheets as of December 31, 2020 and 2019 include $950.0 million and $415.0 million, respectively, of accounts receivable balances legally sold to third parties, as well as borrowings for equal amounts. At December 31, 2020, the interest rate for this facility was approximately 1.6%.
Revolving Credit Facility
On June 22, 2020, WESCO, WESCO Distribution and certain other subsidiaries of WESCO entered into a $1,100 million revolving credit facility (the “Revolving Credit Facility”), as a replacement of WESCO Distribution’s revolving credit facility entered into on September 26, 2019, pursuant to the terms and conditions of a Fourth Amended and Restated Credit Agreement, dated as of June 22, 2020 (the “Revolving Credit Agreement”), among WESCO Distribution, the other U.S. borrowers party thereto (collectively, the “U.S. Borrowers”), WESCO Distribution Canada LP (“WESCO Canada”), the other Canadian borrowers party thereto (collectively, the “Canadian Borrowers”), WESCO, the lenders party thereto and Barclays Bank PLC, as the administrative agent. The Revolving Credit Facility contains a letter of credit sub-facility of up to $175 million and an accordion feature allowing WESCO Distribution to request increases to the borrowing commitments under the Revolving Credit Facility of up to $500 million in the aggregate, subject to customary conditions. The Revolving Credit Facility matures in June 2025.

On December 14, 2020, WESCO Distribution and certain other subsidiaries of WESCO entered into an amendment to the Revolving Credit Facility pursuant to the terms and conditions of a First Amendment to Fourth Amended and Restated Credit Agreement, dated as of December 14, 2020 (the “Revolver Amendment”), among WESCO Distribution, the other U.S. borrowers party thereto, WESCO Distribution Canada LP, the other Canadian borrowers party thereto, WESCO, the lenders party thereto and Barclays Bank PLC, as administrative agent. The Revolver Amendment permits an increase to the revolving commitments from $1,100 million to $1,200 million and amends certain other defined terms. No other material terms were changed.
The obligations of WESCO Distribution and the other U.S. Borrowers under the Revolving Credit Facility have been guaranteed by WESCO and certain of WESCO Distribution’s subsidiaries (including certain subsidiaries of Anixter). The obligations of WESCO Canada and the other Canadian Borrowers under the Revolving Credit Facility (including certain subsidiaries of Anixter) have been guaranteed by certain subsidiaries of WESCO Canada and the other Canadian Borrowers. The Revolving Credit Facility is secured by (i) substantially all assets of WESCO Distribution, the other U.S. Borrowers and certain of WESCO Distribution’s subsidiaries (including certain subsidiaries of Anixter), other than, among other things, real property and accounts receivable sold or intended to be sold pursuant to WESCO Distribution’s Receivables Facility, and (ii) substantially all assets of WESCO Canada, the other Canadian Borrowers and certain of WESCO Canada’s subsidiaries, other than, among other things, real property, in each case, subject to customary exceptions and limitations. The applicable interest rate for borrowings under the Revolving Credit Facility includes interest rate spreads based on available borrowing capacity that range between 1.25% and 1.50% for LIBOR-based borrowings and 0.25% and 0.50% for prime rate-based borrowings. At December 31, 2020, the interest rate for this facility was approximately 1.6%.
The Revolving Credit Agreement requires compliance with conditions that must be satisfied prior to any borrowing as well as ongoing compliance with certain customary affirmative and negative covenants. The Revolving Credit Agreement contains customary events of default. Upon the occurrence and during the continuance of an event of default, the commitments of the lenders may be terminated, and all outstanding obligations of the loan parties under the Revolving Credit Facility may be declared immediately due and payable.
During 2020, WESCO borrowed $1,197.9 million under the prior and new revolving credit facilities and made repayments in the aggregate amount of $948.0 million. During 2019, aggregate borrowings and repayments under prior revolving credit agreements were $715.4 million and $767.4 million, respectively. WESCO had $801.5 million available under the Revolving Credit facility at December 31, 2020, after giving effect to $48.5 million of outstanding letters of credit, as compared to $563.8 million available under the prior revolving credit facility at December 31, 2019, after giving effect to $28.4 million of outstanding letters of credit, $36.1 million of surety bonds, and $7.8 million of other reserves.
5.375% Senior Notes due 2021
In November 2013, WESCO Distribution issued $500 million aggregate principal amount of 5.375% Senior Notes due 2021 (the "2021 Notes") through a private offering exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). The 2021 Notes were issued at 100% of par and are governed by an indenture (the “2021 Indenture”) entered into on November 26, 2013 between WESCO International and U.S. Bank National Association, as trustee. The 2021 Notes are unsecured senior obligations of WESCO Distribution and are guaranteed on a senior unsecured basis by WESCO International. The 2021 Notes bear interest at a stated rate of 5.375% per annum, payable semi-annually in arrears on June 15 and December 15 of each year. In addition, WESCO incurred costs related to the issuance of the 2021 Notes totaling $8.4 million, which are recorded as a reduction to the carrying value of the debt and are being amortized over the life of the notes. The 2021 Notes mature on December 15, 2021 and at any time all or a part may be redeemed by WESCO Distribution. The net proceeds of the 2021 Notes were used to prepay a portion of the U.S. sub-facility of the term loan due 2019.
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
On December 15, 2020, WESCO Distribution exercised its right to redeem the entire $500 million aggregate principal amount of the 2021 Notes, and U.S. Bank, National Association, as trustee under the indenture governing the 2021 Notes, issued a notice of redemption to registered holders of the 2021 Notes. The date fixed for the redemption of the 2021 Notes is January 14, 2021 (the “Redemption Date”). The 2021 Notes will be redeemed at a redemption price equal to 100% of the principal amount of the 2021 Notes plus accrued interest on the 2021 Notes to, but not including, the Redemption Date.

5.375% Senior Notes due 2024
In June 2016, WESCO Distribution issued $350 million aggregate principal amount of 5.375% Senior Notes due 2024 (the "2024 Notes") through a private offering exempt from the registration requirements of the Securities Act. The 2024 Notes were issued at 100% of par and are governed by an indenture (the “2024 Indenture”) entered into on June 15, 2016 among WESCO Distribution, as issuer, WESCO International, as parent guarantor, and U.S. Bank National Association, as trustee. The 2024 Notes are unsecured senior obligations of WESCO Distribution and are guaranteed on a senior unsecured basis by WESCO International. The 2024 Notes bear interest at a stated rate of 5.375% per annum, payable semi-annually in arrears on June 15 and December 15 of each year. WESCO incurred costs totaling $6.0 million to issue the 2024 Notes, which are recorded as a reduction to the carrying value of the debt and are being amortized over the life of the notes. The 2024 Notes mature on June 15, 2024. The Company used the net proceeds to redeem its 6.0% Convertible Senior Debentures due 2029 on September 15, 2016.
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
Any time between June 15, 2020 and June 14, 2021, WESCO Distribution may redeem all or a part of the 2024 Notes at a redemption price equal to 102.688% of the principal amount. Between June 15, 2021 and June 14, 2022, WESCO Distribution may redeem all or a part of the 2024 Notes at a redemption price equal to 101.344% of the principal amount. On and after June 15, 2022, WESCO Distribution may redeem all or a part of the 2024 Notes at a redemption price equal to 100% of the principal amount.
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
As of December 31, 2020, $58.6 million and $4.2 million aggregate principal amount of the Anixter 2023 Senior Notes and Anixter 2025 Senior Notes, respectively, were outstanding.

7.125% Senior Notes due 2025
7.250% Senior Notes due 2028
On June 12, 2020, WESCO Distribution issued $1,500 million aggregate principal amount of 7.125% Senior Notes due 2025 (the “2025 Notes”) and $1,325 million aggregate principal amount of 7.250% Senior Notes due 2028 (the “2028 Notes” and, together with the 2025 Notes, the “Notes”). The 2025 Notes were issued at a price of 100.000% of the aggregate principal amount. The 2028 Notes were issued at a price of 99.244% of the aggregate principal amount. WESCO incurred costs related to the issuance of the 2025 Notes and 2028 Notes totaling $33.1 million and $29.3 million, respectively, which were recorded as a reduction to the carrying value of the debt and are being amortized over the respective lives of the notes.
The Notes were issued pursuant to, and are governed by, an indenture (the “Notes Indenture”), dated as of June 12, 2020, between the Company, WESCO Distribution and U.S. Bank National Association, as trustee (the “Trustee”). The Notes and related guarantees were issued in a private transaction exempt from the Securities Act of 1933, as amended (the “Securities Act”) and have not been, and will not be, registered under the Securities Act and may not be offered or sold in the U.S. absent registration or an applicable exemption from, or in a transaction not subject to the registration requirements of the Securities Act and other applicable securities laws.
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
Covenant Compliance
We were in compliance with all relevant covenants and restrictions contained in our debt agreements as of December 31, 2020.

Cash Flow
An analysis of cash flows for 2020 and 2019 follows:
Operating Activities. Cash provided by operating activities for 2020 totaled $543.9 million, compared with $224.4 million of cash generated in 2019. Cash provided by operating activities included net income of $100.0 million and adjustments to net income totaling $113.7 million. Other sources of cash in 2020 were generated from a decrease in inventories of $203.8 million, an increase in other current and noncurrent liabilities of $78.2 million, an increase in accrued payroll and benefit costs of $75.6 million, and a decrease in trade accounts receivable of $47.9 million. Primary uses of cash in 2020 included a decrease in accounts payable of $54.1 million and an increase in other current and noncurrent assets of $21.2 million.
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
Investing Activities. Net cash used in investing activities in 2020 was $3,735.1 million, compared with $60.8 million in 2019. Included in 2020 was $3,707.6 million to fund a portion of the merger with Anixter, as described in Note 6, "Acquisitions" of our Notes to Consolidated Financial Statements. In 2019, we made payments of $27.6 million to acquire Sylvania Lighting Solutions ("SLS"). Capital expenditures were $56.7 million in 2020, compared to $44.1 million in 2019. Proceeds from the sale of assets were $6.7 million and $16.8 million in 2020 and 2019, respectively. Other investing activities in 2020 included $22.4 million of cash inflows.
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
Financing Activities. Net cash provided by financing activities in 2020 was $3,480.7 million, compared with $109.8 million of net cash used in financing activities for 2019. During 2020, financing activities consisted of $2,815.0 million of net proceeds from the issuance of senior unsecured notes to finance a portion of the merger with Anixter, borrowings and repayments of $1.2 billion and $948.0 million, respectively, related to our prior and new revolving credit facilities, as well as borrowings and repayments of $1.1 billion and $565.0 million, respectively, related to our prior and amended accounts receivable securitization facilities. Financing activities for 2020 also included net repayments related to our various international lines of credit of $9.7 million, $80.2 million of debt issuance costs associated with financing the merger with Anixter, and $30.1 million of dividends paid to holders of our Series A Preferred Stock.
Net cash used in financing activities in 2019 was $109.8 million, compared with $275.1 million in 2018. During 2019, financing activities consisted of borrowings and repayments of $715.4 million and $767.4 million, respectively, related to our prior revolving credit facility, borrowings and repayments of $590.0 million and $450.0 million, respectively, related to our prior accounts receivable securitization facility, $24.8 million applied to fully repaying our Term Loan Facility, as well as net repayments of $5.0 million related to our various international lines of credit. Additionally, financing activities for 2019 included the repurchase of $150.0 million of the Company's common stock pursuant to the share repurchase plan announced on December 13, 2017 and amended on October 31, 2018.

Contractual Cash Obligations and Other Commercial Commitments
The following table summarizes our contractual obligations at December 31, 2020, including interest, and the effect such obligations are expected to have on liquidity and cash flow in future periods.

	2021	2022 to 2023	2024 to 2025	2026 - After	Total
(In millions)
Contractual cash obligations (including interest):
Debt, excluding debt discount and debt issuance costs	$529.9	$1,020.4	$2,108.2	$1,326.8	$4,985.3
Interest on indebtedness(1)	246.4	479.9	368.3	240.2	1,334.7
Non-cancelable operating leases	155.1	228.6	119.6	124.1	627.4
Transition tax installments	2.6	8.7	38.3	13.7	63.3
Deferred compensation liability(2)	55.2	17.3	—	—	72.5
Pension plans(3)	29.5	—	—	—	29.5
Total contractual cash obligations	$1,018.6	$1,754.9	$2,634.4	$1,704.8	$7,112.7
(1)    Interest on the variable rate debt was calculated using the rates and balances outstanding at December 31, 2020.
(2)    WESCO Distribution and Anixter Inc. each sponsor a deferred compensation plan that permits select employees to make pre-tax deferrals of salary and bonus. The plans provide for benefit payments upon retirement, death, disability, termination or other scheduled dates determined by the participant. As a result of the termination of the Anixter Inc. deferred compensation plan, we estimate that $45.1 million of lump sum payments will be made directly to participants of this plan in 2021.
(3)    The majority of our various pension plans are non-contributory and, with the exception of the U.S. and Canada, cover substantially all full-time employees in their respective countries. Retirement benefits are provided based on compensation as defined in the plans. Our policy is to fund these plans as required by the Employee Retirement Income Security Act, the Internal Revenue Service and local statutory law. We currently estimate that we will contribute $11.4 million to our foreign pension plans in 2021. Due to the future impact of various market conditions, rates of return and changes in plan participants, we cannot provide a meaningful estimate of our future contributions beyond 2021. In addition, as a result of the termination of our two domestic non-qualified pension plans, we estimate that $18.1 million of lump sum payments will be made directly to participants of those plans during 2021.
Purchase orders for inventory requirements and service contracts are not included in the table above. Generally, our purchase orders and contracts contain clauses allowing for cancellation. We do not have significant agreements to purchase material or goods that would specify minimum order quantities.
Liabilities related to unrecognized tax benefits, including interest and penalties, of $75.1 million were excluded from the table above as we cannot reasonably estimate the timing of these potential cash settlements with taxing authorities. See Note 12, “Income Taxes” in our Notes to Consolidated Financial Statements for further information related to unrecognized tax benefits.
Inflation
The rate of inflation, as measured by changes in the producer price index, affects different commodities, the cost of products purchased and ultimately the pricing of our different products and product classes to our customers. For the year ended December 31, 2020, pricing related to inflation did not have a material impact on our sales.
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
Impact of Recently Issued Accounting Standards
See Note 2, "Accounting Policies" of the Notes to Consolidated Financial Statements for information regarding the effect of new accounting pronouncements.
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
The Guarantors guarantee to each holder of the Notes and to the respective trustees (i) the due and punctual payment of the principal of, premium, if any, and interest on each Note, when and as the same shall become due and payable, whether at maturity, by acceleration or otherwise, the due and punctual payment of interest on the overdue principal and interest on the Notes, to the extent lawful, and the due and punctual payment of all other obligations and due and punctual performance of all obligations of the Issuer to the holders or the respective trustee all in accordance with the terms of the Notes and the indentures governing the Notes and (ii) in the case of any extension of time of payment or renewal of any Notes or any of such other obligations, that the same will be promptly paid in full when due or performed in accordance with the terms of the extension or renewal, at stated maturity, by acceleration or otherwise.
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

Summarized Balance Sheets
(In thousands)
(unaudited)
	As of
	December 31, 2020	December 31, 2019
Assets
Current assets	$2,259,748	$582,075
Due from non-guarantor subsidiaries	277,957	465,012
Total current assets	2,537,705	1,047,087
Noncurrent assets	3,368,247	484,552
Total assets	$5,905,952	$1,531,639
Liabilities
Current liabilities	$1,821,835	$445,075
Due to non-guarantor subsidiaries	2,046,613	3,133,326
Total current liabilities	3,868,448	3,578,401
Noncurrent liabilities	4,169,639	1,067,486
Total liabilities	$8,038,087	$4,645,887

Summarized Statement of Income (Loss)
(In thousands)
(unaudited)
Year ended
December 31, 2020
Net sales(1)	$4,888,110
Gross profit(1)	901,992
Net loss	$(132,331)
(1) Includes $35.2 million of net sales and cost of goods sold to non-guarantor subsidiaries.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks.
Foreign Currency Risks
Approximately 25% of our sales in 2020 were from our foreign subsidiaries and are denominated in foreign currencies. Our exposure to currency rate fluctuations primarily relate to Canada (Canadian dollar), Europe (euro, British pound, Swedish krona and Swiss franc) and Australia (dollar). We also have exposure to currency rate fluctuations related to more volatile markets including Argentina (peso), Brazil (real), Chile (peso), Colombia (peso), Mexico (peso), and Turkey (lira). We may establish additional foreign subsidiaries in the future. Accordingly, we may derive a larger portion of our sales from international operations, and a portion of these sales may be denominated in foreign currencies. As a result, our future operating results could become subject to fluctuations in foreign exchange rates relative to the U.S. dollar. Furthermore, to the extent that we engage in international sales denominated in U.S. dollars, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets.

We purchase foreign currency forward contracts to minimize the effect of fluctuating foreign currency-denominated accounts on our reported income. The foreign currency forward contracts are not designated as hedges for accounting purposes. At December 31, 2020, the gross and net notional amounts of foreign currency forward contracts outstanding were approximately $111.9 million. We prepared a sensitivity analysis of our foreign currency forward contracts assuming a 10% adverse change in the value of foreign currency contracts outstanding. The hypothetical adverse changes would have resulted in recording a $11.2 million loss in 2020. However, since these forward contracts are intended to be effective economic hedges, we would record offsetting gains as a result of the remeasurement of the underlying foreign currency denominated monetary amounts being hedged.
Interest Rate Risk
Fixed Rate Borrowings: As of December 31, 2020, approximately 75% of our debt portfolio is comprised of fixed rate debt. As our 2021 Notes, Anixter 2023 Senior Notes, 2024 Notes, 2025 Notes, Anixter 2025 Senior Notes, and 2028 Notes were issued at fixed rates, interest expense would not be impacted by interest rate fluctuations. However, the fair value of our fixed rate debt will generally fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. The fair value of our debt instruments with fixed interest rates is disclosed in Note 4, "Fair Value of Financial Instruments" of our Notes to Consolidated Financial Statements.
Floating Rate Borrowings: Our variable rate borrowings are comprised of the Revolving Credit Facility, the Receivables Facility, and international lines of credit. The fair value of these debt instruments at December 31, 2020 approximated carrying value. We borrow under our Revolving Credit Facility and Receivables Facility for general corporate purposes, including working capital requirements and capital expenditures. Borrowings under our Revolving Credit Facility bear interest at the applicable LIBOR / CDOR (Canadian Dealer Offered Rate) or base rates plus applicable spreads, whereas borrowings under the Receivables Facility bear interest at the 30-day LIBOR rate, with a LIBOR floor of 0.5%, plus applicable spreads. A 100 basis point increase or decrease in interest rates would not have a significant impact on future earnings under our current capital structure.
Defined Benefit Pension Plans: At the end of each fiscal year, we determine the interest rate to discount pension plan liabilities to their present value. The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate at the end of 2020, we reviewed rates of return on relevant market indices and concluded that the Willis Towers Watson Global Rate Link Model was consistent with observable market conditions and industry standards for developing spot rate curves. At December 31, 2020, we determined the consolidated weighted-average discount rate of all plans was 2.2% and used this rate to measure the projected benefit obligation. Due to its long duration, the pension liability is sensitive to changes in the discount rate. As a sensitivity measure, the effect of a 50-basis-point decline in the assumed discount rate would result in an increase in the expense for 2021 of approximately $1.0 million, and an increase in the projected benefit obligations at December 31, 2020 of $80.0 million. The impact of a 50-basis-point increase in the assumed discount rate would result in a decrease in the expense for 2021 of approximately $1.0 million, and a decrease in the projected benefit obligations of $71.0 million.

Item 8. Financial Statements and Supplementary Data.
The information required by this item is set forth in our Consolidated Financial Statements contained in this Annual Report on Form 10-K. Specific financial statements can be found at the pages listed below:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of WESCO International, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of WESCO International, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of income and comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2020 appearing after Item 15 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Anixter Inc. (the surviving entity of the Anixter International Inc. acquisition) from its assessment of internal control over financial reporting as of December 31, 2020 because it was acquired by the Company in a purchase business combination during 2020. We have also excluded Anixter Inc. from our audit of internal control over financial reporting. Anixter Inc. is a wholly-owned subsidiary whose total assets and total net sales excluded from management’s assessment and our audit of internal control over financial reporting represent 30% and 37%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2020.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Interim Goodwill Impairment Assessments
As described in Notes 2 and 5 to the consolidated financial statements, the Company’s goodwill balance was $3,187 million as of December 31, 2020. Goodwill is tested by management for impairment annually during the fourth quarter or more frequently if triggering events occur indicating that the carrying value may not be recoverable. Certain triggering events occurred during the first quarter of 2020, including the effect of the ongoing macroeconomic disruption and uncertainty caused by the COVID-19 pandemic, as well as the decline in the Company’s share price and market capitalization, both of which indicated that the carrying value of goodwill may not be recoverable. Accordingly, the Company performed an interim test for impairment as of March 31, 2020. Additionally, the Company identified new operating segments during the third quarter of 2020, which changed the composition of its reporting units. Accordingly, the Company performed a goodwill impairment test immediately before and after it reorganized its reporting structure. There were no impairment losses identified as a result of these interim tests. Management tests for goodwill impairment on a reporting unit level and the evaluation involves comparing the fair value of each reporting unit to its carrying value. Fair value is estimated using a discounted cash flow analysis approach. Management applied significant judgment related to these fair value techniques, which included the selection of an expected operating margin for each year in the forecast and discount rate assumptions.
The principal considerations for our determination that performing procedures relating to the interim goodwill impairment assessments is a critical audit matter are (i) the significant judgment by management when developing the fair value measurements of the reporting units; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the expected operating margins and discount rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s interim goodwill impairment assessments, including controls over the determination of the fair value for each reporting unit. These procedures also included, among others (i) evaluating the appropriateness of the valuation techniques used in management’s estimates; (ii) testing the completeness and accuracy of underlying data used in the techniques; and (iii) evaluating the significant assumptions used by management related to the expected operating margins and discount rates. Evaluating whether management’s assumptions related to the expected operating margins were reasonable involved consideration of (i) the current and past performance of each reporting unit; (ii) consistency with external market and industry data; and (iii) consistency with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discount rate assumptions.
Customer Relationship Intangible Assets Recognized in Connection with the Acquisition of Anixter International Inc.
As described in Notes 2 and 6 to the consolidated financial statements, the Company completed the acquisition of Anixter International Inc. for net consideration of $3.7 billion in 2020, which resulted in $1.1 billion of customer relationship intangible assets being recorded. Fair value of the customer relationship intangible assets was estimated using the multi-period excess earnings method. Management applied significant judgement related to this fair value technique, which included the selection of an expected operating margin assumption for each year in the forecast, and customer attrition rate and discount rate assumptions.

The principal considerations for our determination that performing procedures relating to the customer relationship intangible assets recognized in connection with the acquisition of Anixter International Inc. is a critical audit matter are (i) the significant judgment by management when developing the fair value measurements of the customer relationship intangible assets; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the expected operating margins, customer attrition rates and discount rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s acquisition accounting, including controls over the valuation of the acquired customer relationship intangible assets. These procedures also included, among others (i) testing the appropriateness of the valuation method used, (ii) testing the completeness and accuracy of underlying data used in the method, and (iii) evaluating the significant assumptions used by management related to the expected operating margins, customer attrition rates, and discount rates. Evaluating whether management’s assumptions related to the expected operating margins and customer attrition rates were reasonable involved consideration of (i) the past performance of the acquired businesses; (ii) consistency with external market and industry data; and (iii) consistency with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the appropriateness of the valuation methods, the customer attrition rates, and the discount rates.

/s/ PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
March 1, 2021

We have served as the Company’s auditor since 1994.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
	As of December 31,
	2020	2019
	(In thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$449,135	$150,902
Trade accounts receivable, net of allowance for expected credit losses of $23,909 and $25,443 in 2020 and 2019, respectively	2,466,903	1,187,359
Other accounts receivable	239,199	98,029
Inventories	2,163,831	1,011,674
Prepaid expenses and other current assets	187,910	92,447
Total current assets	5,506,978	2,540,411
Property, buildings and equipment, net	399,157	181,448
Operating lease assets	534,705	235,834
Intangible assets, net	2,065,495	287,275
Goodwill	3,187,169	1,759,040
Deferred income taxes	37,696	11,248
Other assets	93,941	2,379
Assets held for sale	55,073	—
Total assets	$11,880,214	$5,017,635
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,707,329	$830,478
Accrued payroll and benefit costs	198,535	49,508
Short-term debt and current portion of long-term debt, net of debt issuance costs of $1,039 in 2020	528,830	26,685
Other current liabilities	552,301	177,388
Total current liabilities	2,986,995	1,084,059
Long-term debt, net of debt discount and debt issuance costs of $87,142 and $8,876 in 2020 and 2019, respectively	4,369,953	1,257,067
Operating lease liabilities	414,889	179,830
Deferred income taxes	488,261	146,617
Other noncurrent liabilities	278,010	91,391
Liabilities held for sale	5,717	—
Total liabilities	$8,543,825	$2,758,964
Commitments and contingencies (Note 16)
Stockholders’ Equity:
Preferred stock, $.01 par value; 20,000,000 shares authorized, no shares issued or outstanding	$—	$—
Preferred stock, Series A, $.01 par value; 25,000 shares authorized, 21,612 shares issued and outstanding in 2020	—	—
Common stock, $.01 par value; 210,000,000 shares authorized, 67,596,515 and 59,308,018 shares issued and 50,064,985 and 41,797,093 shares outstanding in 2020 and 2019, respectively	676	593
Class B nonvoting convertible common stock, $.01 par value; 20,000,000 shares authorized, 4,339,431 issued and no shares outstanding in 2020 and 2019, respectively	43	43
Additional capital	1,942,810	1,039,347
Retained earnings	2,601,662	2,530,429
Treasury stock, at cost; 21,870,961 and 21,850,356 shares in 2020 and 2019, respectively	(938,335)	(937,157)
Accumulated other comprehensive loss	(263,134)	(367,772)
Total WESCO International, Inc. stockholders' equity	3,343,722	2,265,483
Noncontrolling interests	(7,333)	(6,812)
Total stockholders’ equity	3,336,389	2,258,671
Total liabilities and stockholders’ equity	$11,880,214	$5,017,635
The accompanying notes are an integral part of the consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended December 31,
	2020	2019	2018
	(In thousands, except per share data)
Net sales	$12,325,995	$8,358,917	$8,176,601
Cost of goods sold (excluding depreciation and amortization)	9,998,329	6,777,456	6,609,220
Selling, general and administrative expenses	1,859,028	1,173,137	1,151,944
Depreciation and amortization	121,600	62,107	62,997
Income from operations	347,038	346,217	352,440
Interest expense, net	226,591	65,710	68,661
Other, net	(2,395)	(1,554)	2,754
Income before income taxes	122,842	282,061	281,025
Provision for income taxes	22,803	59,863	55,670
Net income	100,039	222,198	225,355
Less: Net loss attributable to noncontrolling interests	(521)	(1,228)	(1,988)
Net income attributable to WESCO International, Inc.	100,560	223,426	227,343
Less: Preferred stock dividends	30,139	—	—
Net income attributable to common stockholders	$70,421	$223,426	$227,343
Other comprehensive income (loss):
Foreign currency translation adjustments	95,577	49,306	(99,643)
Post retirement benefit plan adjustments, net of tax	9,061	(8,643)	3,798
Comprehensive income attributable to common stockholders	$175,059	$264,089	$131,498

Earnings per share attributable to common stockholders
Basic	$1.53	$5.18	$4.87
Diluted	$1.51	$5.14	$4.82
The accompanying notes are an integral part of the consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

												Accumulated Other
			Class B		Series A			Retained				Comprehensive
	Common Stock		Common Stock		Preferred Stock		Additional	Earnings	Treasury Stock		Noncontrolling	Income
(In thousands)	Amount	Shares	Amount	Shares	Amount	Shares	Capital	(Deficit)	Amount	Shares	Interests	(Loss)
Balance, December 31, 2017	$591	59,045,762	$43	4,339,431	$—	—	$999,156	$2,079,697	$(647,158)	(16,375,653)	$(3,596)	$(312,590)
Exercise of stock-based awards	1	130,371					(45)		(841)	(11,943)
Stock-based compensation expense and other							10,790
Repurchases of common stock							(14,981)		(110,019)	(2,003,446)
Tax withholding related to vesting of restricted stock units and retirement of common stock	—	(18,437)					(1,254)	422
Noncontrolling interests											(1,988)
Net income attributable to WESCO								227,343
Translation adjustments												(99,643)
Benefit plan adjustments, net of tax effect of $1,404												3,798
Balance, December 31, 2018	$592	59,157,696	$43	4,339,431	$—	—	$993,666	$2,307,462	$(758,018)	(18,391,042)	$(5,584)	$(408,435)
Exercise of stock-based awards	1	198,985					(84)		(238)	(3,730)
Stock-based compensation expense							19,062
Repurchases of common stock							28,901		(178,901)	(3,455,584)
Tax withholding related to vesting of restricted stock units and retirement of common stock	—	(48,663)					(2,198)	(459)
Noncontrolling interests											(1,228)
Net income attributable to WESCO								223,426
Translation adjustments												49,306
Benefit plan adjustments, net of tax effect of $2,943												(8,643)
Balance, December 31, 2019	$593	59,308,018	$43	4,339,431	$—	—	$1,039,347	$2,530,429	$(937,157)	(21,850,356)	$(6,812)	$(367,772)
Exercise of stock-based awards	1	171,517					(40)		(1,178)	(20,605)
Stock-based compensation expense							19,279
Tax withholding related to vesting of restricted stock units and retirement of common stock	—	(33,248)					(2,377)	812
Capital stock issuance	82	8,150,228			—	21,612	886,601
Noncontrolling interests											(521)
Net income attributable to WESCO								100,560
Preferred stock dividends								(30,139)
Translation adjustments												95,577
Benefit plan adjustments, net of tax effect of $2,891												9,061
Balance, December 31, 2020	$676	67,596,515	$43	4,339,431	$—	21,612	$1,942,810	$2,601,662	$(938,335)	(21,870,961)	$(7,333)	$(263,134)
The accompanying notes are an integral part of the consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Operating Activities:
Net income	$100,039	$222,198	$225,355
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	121,600	62,107	62,997
Stock-based compensation expense	19,279	19,062	16,445
Other operating activities, net	6,366	(11,175)	(3,652)
Deferred income taxes	(33,538)	13,205	9,137
Changes in assets and liabilities:
Trade accounts receivable, net	47,879	11,453	(22,934)
Inventories	203,827	(47,297)	(8,702)
Other current and noncurrent assets	(21,199)	(28,785)	(4,239)
Accounts payable	(54,127)	23,505	9,193
Accrued payroll and benefit costs	75,556	(39,081)	18,777
Other current and noncurrent liabilities	78,249	(825)	(5,656)
Net cash provided by operating activities	543,931	224,367	296,721
Investing Activities:
Capital expenditures	(56,671)	(44,067)	(36,210)
Acquisition payments, net of cash acquired	(3,707,575)	(27,597)	—
Proceeds from sale of assets	6,721	16,795	12,461
Other investing activities, net	22,376	(5,931)	(10,393)
Net cash used in investing activities	(3,735,149)	(60,800)	(34,142)
Financing Activities:
Repayments of short-term debt, net	(11,258)	(29,780)	(1,454)
Proceeds from issuance of long-term debt	5,114,210	1,305,421	1,193,067
Repayments of long-term debt	(1,513,048)	(1,217,434)	(1,318,470)
Repurchases of common stock	(2,901)	(153,049)	(127,169)
Debt issuance costs	(80,231)	(2,707)	—
Payment of dividends	(30,139)	—	—
Other financing activities, net	4,108	(12,217)	(21,068)
Net cash provided by (used in) financing activities	3,480,741	(109,766)	(275,094)
Effect of exchange rate changes on cash and cash equivalents	8,710	758	(9,095)
Net change in cash and cash equivalents	298,233	54,559	(21,610)
Cash and cash equivalents at the beginning of period	150,902	96,343	117,953
Cash and cash equivalents at the end of period	$449,135	$150,902	$96,343
Supplemental disclosures:
Cash paid for interest	$169,620	$65,275	$64,702
Cash paid for taxes	56,186	64,531	61,983
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
On June 22, 2020, WESCO completed its previously announced acquisition of Anixter International Inc., a Delaware corporation (“Anixter”). Pursuant to the terms of the Agreement and Plan of Merger, dated January 10, 2020 (the “Merger Agreement”), by and among Anixter, WESCO and Warrior Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of WESCO (“Merger Sub”), Merger Sub was merged with and into Anixter (the “Merger”), with Anixter surviving the Merger and continuing as a wholly owned subsidiary of WESCO. On June 23, 2020, Anixter merged with and into Anixter Inc., with Anixter Inc. surviving to become a wholly owned subsidiary of WESCO.
2. ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements include the accounts of WESCO International and all of its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
At the beginning of the third quarter of 2020, in connection with the acquisition of Anixter, the Company identified new operating segments. These operating segments, which have been organized around three strategic business units, consist of Electrical & Electronic Solutions ("EES"), Communications & Security Solutions ("CSS") and Utility & Broadband Solutions ("UBS"). The Company's operating segments, which are equivalent to its reportable segments, are described further in Note 17, "Business Segments". The applicable comparative financial information reported in the Company's previously issued consolidated financial statements for the years ended December 31, 2019 and 2018 has been recast in this Annual Report on Form 10-K to conform to the basis of the new segments.
Out-of-Period Adjustment
In the fourth quarter of 2020, management determined that the Company’s inventories were overstated by $60.3 million because of a misstatement in inventory cost absorption accounting, which occurred over multiple periods and also impacted inventories acquired in business combinations during those periods. Accordingly, the Consolidated Balance Sheet at December 31, 2020 reflects a reduction to inventories of $60.3 million, an increase to goodwill of $33.9 million and a decrease to deferred income tax liabilities of $12.0 million. The resulting effect of the out-of-period adjustment on the Consolidated Statement of Income and Comprehensive Income for the year ended December 31, 2020 was a $18.9 million increase to cost of goods sold, which decreased net income for the year by $14.4 million. Management concluded that this misstatement is not material to the current period or the financial statements of any previously filed annual or interim periods.
Reclassifications
The Consolidated Balance Sheet as of December 31, 2019, the Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2019 and 2018, and the Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018, respectively, include certain reclassifications to previously reported amounts to conform to the current period's presentation.
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Revenue Recognition
WESCO’s revenue arrangements generally consist of single performance obligations to transfer a promised good or service, or a combination of goods and services. Revenue is measured as the amount of consideration WESCO expects to receive in exchange for transferring goods or providing services. Revenue is recognized when control has transferred to the customer, which is generally when the product has shipped from a WESCO facility or directly from a supplier. However, transfer may occur at a later date depending on the agreed upon terms, such as delivery at the customer's designated location, or based on consignment terms. For products that ship directly from suppliers to customers, WESCO acts as the principal in the transaction and recognizes revenue on a gross basis. When providing services, sales are recognized over time as control transfers to the customer, which occurs as services are rendered. WESCO generally satisfies its performance obligations within a year or less.
WESCO generally does not have significant financing terms associated with its contracts; payments are normally received within 60 days. There are generally no significant costs associated with obtaining customer contracts. WESCO typically passes through warranties offered by manufacturers or suppliers to its customers. Sales taxes (and value added taxes in foreign jurisdictions) collected from customers and remitted to governmental authorities are excluded from net sales.
Supplier Volume Rebates
WESCO receives volume rebates from certain suppliers based on contractual arrangements with such suppliers. Volume rebates are included within other accounts receivable in the Consolidated Balance Sheets, and represent the estimated amounts due to WESCO based on forecasted purchases and the rebate provisions of the various supplier contracts. The corresponding rebate income is recorded as a reduction to cost of goods sold. Receivables under the supplier rebate program were $136.7 million at December 31, 2020 and $81.6 million at December 31, 2019. The supplier volume rebate income as a percentage of net sales was 1.1% in 2020, 1.2% in 2019 and 1.3% in 2018.
Cash Equivalents
Cash equivalents are defined as highly liquid investments with original maturities of 90 days or less when purchased.
Allowance for Expected Credit Losses
WESCO recognizes expected credit losses resulting from the inability of its customers to make required payments through an allowance account that is measured each reporting date. WESCO estimates credit losses over the life of its trade accounts receivable using a combination of historical loss data, current credit conditions, specific customer circumstances, and reasonable and supportable forecasts of future economic conditions. The allowance for expected credit losses was $23.9 million at December 31, 2020 and $25.4 million at December 31, 2019. The total amount recorded as selling, general and administrative expense related to credit losses was $10.1 million, $7.0 million and $10.9 million for 2020, 2019 and 2018, respectively.
Inventories
Inventories primarily consist of merchandise purchased for resale and are stated at the lower of cost and net realizable value. Cost is determined principally under the average cost method. WESCO reduces the carrying value of its inventories at the earlier of identifying an item that is considered to be obsolete or in excess of supply relative to demand, or no movement in the past 15 months. Reserves for excess and obsolete inventories were $28.7 million and $30.7 million at December 31, 2020 and 2019, respectively. The total expense related to excess and obsolete inventories, included in cost of goods sold, was $15.7 million, $10.0 million and $9.7 million for 2020, 2019 and 2018, respectively.
Property, Buildings and Equipment
Property, buildings and equipment are recorded at cost. Depreciation expense is determined using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over either their respective lease terms or their estimated lives, whichever is shorter. Estimated useful lives range from five to forty years for buildings and leasehold improvements and two to ten years for furniture, fixtures and equipment.
Costs incurred during the application development stage of internally developing software are capitalized and are reported at the lower of unamortized cost or net realizable value. Costs incurred during the preliminary project and post-implementation stages are expensed as incurred. Capitalized costs include external direct costs of materials and services consumed in developing internal-use computer software, payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use computer software project and interest costs. Internal-use computer software is amortized using the straight-line method over its estimated useful life, typically three to seven years.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

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
Of WESCO’s $399.2 million net book value of property, buildings and equipment as of December 31, 2020, $144.1 million consists of land, buildings and leasehold improvements that are geographically dispersed among WESCO’s 800 branches, warehouses and sales offices, mitigating the risk of impairment. WESCO assesses its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of any such assets may not be fully recoverable. Changes in circumstances include technological advances, changes in the business model, capital structure, economic conditions or operating performance. The evaluation is based upon, among other things, utilization, serviceability and assumptions developed by management, which are categorized as Level 3 of the fair value hierarchy, related to the estimated future undiscounted cash flows that these assets are expected to generate. When the sum of the undiscounted cash flows is less than the carrying value of the asset or asset group, an impairment loss is recognized to the extent that carrying value exceeds fair value. Management applies its best judgment when performing these evaluations.
Leases
The determination of whether an arrangement is, or contains, a lease is performed at the inception of the arrangement. Classification and initial measurement of the right-of-use asset and lease liability are determined at the lease commencement date. The Company elected the short-term lease measurement and recognition exemption; therefore, leases with an initial term of 12 months or less are not recorded on the balance sheet. Operating lease expense is recognized on a straight-line basis over the lease term.
Operating lease assets and liabilities are recognized at the commencement date based on the present value of the future minimum lease payments. Certain leases contain rent escalation clauses that are either fixed or adjusted periodically for inflation or market rates and such clauses are factored into the Company's determination of lease payments. WESCO also has variable lease payments that do not depend on a rate or index, primarily for items such as common area maintenance and real estate taxes, which are recorded as variable expense when incurred. The operating lease asset includes advance payments and excludes incentives and initial direct costs incurred.
The Company's arrangements include certain non-lease components such as common area and other maintenance for leased real estate, as well as mileage, fuel and maintenance costs related to leased automobiles and trucks. WESCO accounts for these nonlease components separately from the associated lease components. The Company does not guarantee any residual value in its lease agreements, and there are no material restrictions or covenants imposed by lease arrangements. Real estate leases typically include one or more options to extend the lease, or terminate early. The Company regularly evaluates the renewal options, and when they are reasonably certain of exercise, the Company includes the renewal period in its lease term. For most of WESCO’s leases, the discount rate implicit in the lease is not readily determinable. Accordingly, the Company uses its incremental borrowing rate based on the information available at the lease commencement date to discount lease payments to the present value.
Goodwill and Indefinite-Lived Intangible Assets
Goodwill and indefinite-lived intangible assets are tested for impairment annually during the fourth quarter using information available at the end of September, or more frequently if triggering events occur, indicating that their carrying value may not be recoverable. WESCO tests for goodwill impairment on a reporting unit level. The Company first assesses qualitative factors, including macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, other relevant events such as changes in key personnel, changes in the composition or carrying amount of the net assets of a reporting unit, and sustained decreases in share price, to determine whether it is more likely than not that the fair value of WESCO's reporting units are less than their carrying values. If the qualitative assessment indicates that the fair values of the Company's reporting units may not exceed their respective carrying values, then WESCO performs a quantitative test for impairment by comparing the fair value of each reporting unit to its carrying value. The Company determines the fair values of its reporting units using a discounted cash flow analysis and consideration of market multiples. The discounted cash flow analysis uses certain assumptions, including expected operating margins supported by a combination of historical results, current forecasts, market data and recent economic events, which are categorized within Level 3 of the fair value hierarchy. The Company uses a discount rate that reflects market participants' cost of capital. WESCO evaluates the recoverability of indefinite-lived intangible assets using the relief-from-royalty method based on projected financial information. At December 31, 2020 and 2019, goodwill and indefinite-lived trademarks totaled $4.0 billion and $1.9 billion, respectively.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The determination of fair value involves significant management judgment, particularly as it relates to the underlying assumptions and factors around expected operating margins and discount rate. Management applies its best judgment when assessing the reasonableness of financial projections. Fair values are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual goodwill and indefinite-lived intangible impairment tests will prove to be an accurate prediction of future results.
Definite Lived Intangible Assets
Definite lived intangible assets are amortized over 2 to 20 years. Certain customer relationships are amortized using an accelerated method whereas all other definite lived intangible assets subject to amortization use a straight-line method. In either case, the amortization method reflects the pattern in which the economic benefits of the respective assets are consumed or otherwise used. WESCO continually evaluates whether events or circumstances have occurred that would indicate the remaining estimated useful lives of definite lived intangible assets require revision or that the remaining carrying value of such assets may not be recoverable.
Insurance Programs
WESCO uses commercial insurance for auto, workers’ compensation, casualty and health claims, and information technology as a risk-reduction strategy to minimize catastrophic losses. The Company’s strategy involves large deductible policies where WESCO must pay all costs up to the deductible amount. WESCO estimates the reserve for these programs based on historical incident rates and costs. The assumptions included in developing this accrual include the period of time between the incurrence and payment of a claim. The total liability related to insurance programs was $27.9 million and $12.9 million at December 31, 2020 and 2019, respectively.
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
WESCO recognizes deferred tax assets at amounts that are expected to be realized. To make such determination, management evaluates all positive and negative evidence, including but not limited to, prior, current and future taxable income, tax planning strategies and future reversals of existing taxable temporary differences. A valuation allowance is recognized if it is “more-likely-than-not” that some or all of a deferred tax asset will not be realized. WESCO regularly assesses the realizability of deferred tax assets.
WESCO accounts for uncertainty in income taxes using a "more-likely-than-not" recognition threshold. Due to the subjectivity inherent in the evaluation of uncertain tax positions, the tax benefit ultimately recognized may materially differ from the estimate recognized in the consolidated financial statements. WESCO recognizes interest and penalties related to uncertain tax benefits as part of interest expense and income tax expense, respectively.
The Tax Cuts and Jobs Act of 2017 (the “TCJA”) imposed a one-time tax on the deemed repatriation of undistributed foreign earnings (the “transition tax”). Except for a portion of foreign earnings previously taxed in the U.S. that can effectively be distributed without further material U.S. or foreign taxation, the Company continues to assert that the undistributed earnings of its foreign subsidiaries are indefinitely reinvested. To the extent the earnings of the Company's foreign subsidiaries are distributed in the form of dividends, such earnings may be subject to additional taxes. The Company believes that it is able to maintain a sufficient level of liquidity for its domestic operations and commitments without incurring any material tax cost to repatriate cash held by its foreign subsidiaries.
The provisions of the TCJA also introduced U.S. taxation on certain global intangible low-taxed income ("GILTI"). WESCO has elected to account for GILTI tax as a component of income tax expense.
Foreign Currency
The local currency is the functional currency for most of the Company's operations outside the U.S. Assets and liabilities of these operations are translated to U.S. dollars at the exchange rate in effect at the end of each period. Income statement accounts are translated at an exchange rate that approximates the average for the period. Translation adjustments arising from the use of differing exchange rates from period to period are included as a component of other comprehensive income (loss) within stockholders’ equity. Gains and losses from foreign currency transactions are included in net income for the period.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Defined Benefit Pension Plan
Liabilities and expenses for pension benefits are determined using actuarial methodologies and incorporate significant assumptions, including the interest rate used to discount the future estimated cash flows, the expected long-term rate of return on plan assets, and several assumptions relating to the employee workforce (salary increases, retirement age, and mortality). Unrealized gains and losses related to the Company's defined benefit pension obligations are recognized as a component of other comprehensive income (loss) within stockholders' equity.
Fair Value of Financial Instruments
The Company measures the fair value of assets and liabilities on a recurring and nonrecurring basis according to a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of the fair value hierarchy are as follows: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that are accessible at the measurement date; Level 2 inputs include inputs other than Level 1 that are observable, either directly or indirectly, and Level 3 inputs are unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to measurements involving significant unobservable inputs (Level 3).
The Company measures the fair values of goodwill, intangible assets and property, buildings and equipment on a nonrecurring basis if required by impairment tests applicable to these assets, as described above.
Other, net
Other non-operating income and expenses ("other, net") primarily includes the non-service cost components of net periodic pension cost (benefit) and foreign exchange gains and losses.
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
The Company used the optional effective date transition method and therefore did not adjust the prior comparative periods presented herein. There was no cumulative-effect adjustment to beginning retained earnings as a result of using this method. In addition, the Company elected the package of practical expedients that allowed the adoption of Topic 842 without reassessing arrangements that commenced prior to the effective date. Additional qualitative and quantitative information about the Company's leases is disclosed in Note 9, "Leases".
In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced new guidance for the accounting for credit losses on certain financial instruments. The Company adopted this ASU effective January 1, 2020. The adoption of this new credit loss guidance did not have a material impact on the consolidated financial statements and notes thereto presented herein, and WESCO does not expect it to have a material impact on its financial position or results of operation on an ongoing basis.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which amends the disclosure requirements for recurring and nonrecurring fair value measurements by removing, modifying and adding certain disclosures. The Company adopted this ASU in the first quarter of 2020. The adoption of this guidance did not have a material impact on the consolidated financial statements and notes thereto presented herein.
In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligned the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard was effective for fiscal years beginning after December 15, 2019. The Company adopted this ASU in the first quarter of 2020. The adoption of this guidance did not have a material impact on the consolidated financial statements and notes thereto presented herein.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

In August 2018, the FASB issued ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans, which amends the disclosure requirements for all employers that sponsor defined benefit pension and other post retirement plans by removing and adding certain disclosures. The amendments in this ASU are effective for fiscal years ending after December 15, 2020. Early adoption is permitted. The Company adopted this ASU in the fourth quarter of 2020. The adoption of this guidance did not have a material impact on the consolidated financial statements and notes thereto presented herein.
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
3. REVENUE
WESCO distributes products and provides services to customers globally in various end markets within its business segments. The segments, which consist of Electrical & Electronic Solutions, Communications & Security Solutions, and Utility & Broadband Solutions operate in the United States, Canada and various other international countries.
The following tables disaggregate WESCO’s net sales by segment and geography for the periods presented:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Electrical & Electronic Solutions	$5,479,760	$4,860,541	$4,878,836
Communications & Security Solutions	3,323,264	909,496	857,481
Utility & Broadband Solutions	3,522,971	2,588,880	2,440,284
Total by segment	$12,325,995	$8,358,917	$8,176,601

	Year Ended December 31,
(In thousands)	2020	2019	2018
United States	$9,110,453	$6,234,119	$6,089,130
Canada	1,892,321	1,647,066	1,647,933
Other International (1)	1,323,221	477,732	439,538
Total by geography (2)	$12,325,995	$8,358,917	$8,176,601
(1)     No individual other international country's net sales are material.
(2)    WESCO attributes revenues from external customers to individual countries on the basis of point of sale.
In accordance with certain contractual arrangements, WESCO receives payment from its customers in advance and recognizes such payment as deferred revenue. Revenue for advance payment is recognized when the performance obligation has been satisfied and control has transferred to the customer, which is generally upon shipment. Deferred revenue is usually recognized within a year or less from the date of the customer’s advance payment. At December 31, 2020 and 2019, $24.3 million and $12.3 million, respectively, of deferred revenue was recorded as a component of other current liabilities in the Consolidated Balance Sheets.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

WESCO’s revenues are adjusted for variable consideration, which includes customer volume rebates, returns, and discounts. WESCO measures variable consideration by estimating expected outcomes using analysis and inputs based upon historical data, as well as current and forecasted information. Variable consideration is reviewed by management on a monthly basis and revenue is adjusted accordingly. Variable consideration reduced revenue for the years ended December 31, 2020, 2019 and 2018 by approximately $269.5 million, $106.6 million and $107.4 million, respectively. As of December 31, 2020 and 2019, the Company's estimated product return obligation was $38.9 million and $4.4 million, respectively.
Shipping and handling costs are recognized in net sales when they are billed to the customer. These costs are recognized as a component of selling, general and administrative expenses when WESCO does not bill the customer. WESCO has elected to recognize shipping and handling costs as a fulfillment cost. Shipping and handling costs recorded as a component of selling, general and administrative expenses totaled $149.3 million, $71.7 million and $74.1 million for the years ended December 31, 2020, 2019 and 2018, respectively.
4. FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company’s financial instruments primarily consist of cash and cash equivalents, accounts receivable, accounts payable, bank overdrafts, outstanding indebtedness, foreign currency forward contracts, and benefit plan assets. The fair value of the Company's benefit plan assets is disclosed in Note 14, "Employee Benefit Plans" and except for outstanding indebtedness and foreign currency forward contracts, the carrying value of the Company’s remaining financial instruments approximates fair value.
The Company uses a market approach to determine the fair value of its debt instruments, utilizing quoted prices in active markets, interest rates and other relevant information generated by market transactions involving similar instruments. Therefore, the inputs used to measure the fair value of the Company's debt instruments are classified as Level 2 within the fair value hierarchy.
The carrying value of WESCO's debt instruments with fixed interest rates was $3,730.1 million and $850.0 million as of December 31, 2020 and 2019, respectively. The estimated fair value of this debt was $4,084.7 million and $866.2 million as of December 31, 2020 and 2019, respectively. The reported carrying values of WESCO's indebtedness with variable interest rates approximated their fair values as of December 31, 2020 and 2019. The increase in carrying value and estimated fair value of fixed rate debt is primarily due to higher outstanding borrowings related to the Anixter merger.
The Company purchases foreign currency forward contracts to minimize the effect of fluctuating foreign currency-denominated accounts on its earnings. The foreign currency forward contracts are not designated as hedges for accounting purposes. The Company's strategy is to negotiate terms for its derivatives and other financial instruments to be highly effective, such that the change in the value of the derivative offsets the impact of the underlying hedge. Its counterparties to foreign currency forward contracts have investment-grade credit ratings. The Company regularly monitors the creditworthiness of its counterparties to ensure no issues exist that could affect the value of its derivatives.
The Company does not hedge 100% of its foreign currency-denominated accounts. In addition, the results of hedging can vary significantly based on various factors, such as the timing of executing foreign currency forward contracts versus the movement of currencies as well as the fluctuations in the account balances throughout each reporting period. The fair value of foreign currency forward contracts is based on the difference between the contract rate and the current exchange rate. The fair value of foreign currency forward contracts is measured using observable market information. These inputs would be considered Level 2 in the fair value hierarchy. At December 31, 2020, foreign currency forward contracts were revalued at then-current foreign exchange rates with the changes in valuation reflected directly in other non-operating expenses ("other, net") in the Consolidated Statements of Income and Comprehensive Income offsetting the transaction gain (loss) recorded on foreign currency-denominated accounts. At December 31, 2020, the gross and net notional amounts of foreign currency forward contracts outstanding were approximately $111.9 million. While all of the Company's foreign currency forward contracts are subject to master netting arrangements with its counterparties, assets and liabilities related to these contracts are presented on a gross basis within the Consolidated Balance Sheets. The gross fair values of assets and liabilities related to foreign currency forward contracts were immaterial.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
5. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table sets forth the changes in the carrying value of goodwill:

	Year Ended December 31, 2020
	EES	CSS	UBS	Total
	(In thousands)
Beginning balance January 1, 2020	$573,447	$235,711	$949,882	$1,759,040
Adjustments to goodwill for acquisitions (Note 6)(1) (2) (3) (4)	264,538	868,936	250,553	1,384,027
Foreign currency exchange rate changes	15,471	10,853	17,778	44,102
Ending balance December 31, 2020(4)	$853,456	$1,115,500	$1,218,213	$3,187,169
(1)    Adjustments to goodwill include the final allocation of the purchase price paid for SLS, which is reflected in the EES segment.
(2)    Adjustments to goodwill include an increase of $33.9 million resulting from the out-of-period adjustment related to inventory cost absorption accounting, as described in Note 2, "Accounting Policies", which affected the EES, CSS and UBS segments by $20.2 million, $2.0 million, and $11.7 million, respectively.
(3)    The effect of the merger with Anixter on the Company's reportable segments is disclosed in Note 17, "Business Segments".
(4)    Adjustments to goodwill include $26.1 million that is classified as held for sale on the UBS segment , as disclosed in Note 7, "Assets and Liabilities Held for Sale".

	Year Ended December 31, 2019
	EES	CSS	UBS	Total
	(In thousands)
Beginning balance January 1, 2019	$542,704	$234,449	$945,450	$1,722,603
Adjustments to goodwill for acquisitions (Note 6)	5,767	—	—	5,767
Foreign currency exchange rate changes	24,976	1,262	4,432	30,670
Ending balance December 31, 2019	$573,447	$235,711	$949,882	$1,759,040
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
As disclosed in Note 2, "Accounting Policies", the Company identified new operating segments during the third quarter of 2020, which changed the composition of its reporting units. Accordingly, the Company reassigned goodwill to the new reporting units using a relative fair value allocation approach. The Company performed a goodwill impairment test immediately before and after it reorganized its reporting structure. Goodwill was tested for impairment on a reporting unit level and the evaluation involved comparing the fair value of each reporting unit to its carrying value. The fair values of the Company's reporting units were determined using a discounted cash flow analysis, and consideration was also given to market multiples. In performing the quantitative assessments, management used expected operating margins supported by a combination of historical results, current forecasts, market data and recent economic events, which are categorized within Level 3 of the fair value hierarchy. The Company used a discount rate that reflects market participants' cost of capital. There were no impairment losses identified as a result of these tests. Although all of the Company's reorganized reporting units had fair values that exceeded the respective carrying values, the EES reporting unit with goodwill of $809.9 million had an estimated fair value that exceeded its respective carrying value by less than 10%. As a result, the EES reporting unit is more susceptible to impairment risk from adverse macroeconomic conditions and if such conditions were to persist the underlying cash flows used to estimate fair value may impact the recoverability of goodwill.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
The Company performed its annual impairment tests of goodwill and indefinite-lived intangible assets during the fourth quarter by assessing qualitative factors to determine whether it was more likely than not that the fair value of a reporting unit was less than its carrying amount. In performing this qualitative assessment, the Company assessed relevant events and circumstances, including macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, other relevant events such as changes in key personnel, changes in the composition or carrying amount of the net assets of a reporting unit, and sustained decreases in share price. As a result of this assessment, the Company determined that the fair values of its reporting units continued to exceed the respective carrying amounts and, therefore, a quantitative impairment test was unnecessary.
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
Intangible Assets
The components of intangible assets are as follows:

		December 31, 2020			December 31, 2019
	Life (in years)	Gross Carrying Amount (1)	Accumulated Amortization (1)	Net Carrying Amount	Gross Carrying Amount (1)	Accumulated Amortization (1)	Net Carrying Amount
		(In thousands)
Intangible assets:
Trademarks	Indefinite	$833,793	$—	$833,793	$98,699	$—	$98,699
Customer relationships(2)	10 - 20	1,434,554	(227,585)	1,206,969	358,341	(201,962)	156,379
Distribution agreements(2)	10 - 19	29,212	(21,040)	8,172	37,371	(25,294)	12,077
Trademarks(2)	10 - 15	24,898	(11,415)	13,483	24,800	(9,319)	15,481
Non-compete agreements	2 - 5	4,462	(1,384)	3,078	196	(180)	16
Patents	10	—	—	—	48,310	(43,687)	4,623
		$2,326,919	$(261,424)	$2,065,495	$567,717	$(280,442)	$287,275
(1)Excludes the original cost and related accumulated amortization of fully-amortized intangible assets.
(2)The net carrying amount as of December 31, 2020 excludes $1.0 million of trademarks, $3.3 million of customer relationships and $1.4 million of distribution agreements that are classified as held for sale, as disclosed in Note 7, "Assets and Liabilities Held for Sale".
Amortization expense related to intangible assets totaled $66.5 million, $35.5 million and $35.9 million for the years ended December 31, 2020, 2019 and 2018, respectively.
The following table sets forth the estimated amortization expense for intangible assets for the next five years and thereafter:

For the year ending December 31,	(In thousands)
2021	$86,619
2022	83,628
2023	81,400
2024	80,087
2025	76,829
Thereafter	823,139

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
6. ACQUISITIONS
Anixter International Inc.
As described in Note 1, "Organization", on June 22, 2020, WESCO completed its previously announced merger with Anixter. The Company used the net proceeds from the issuance of senior unsecured notes, borrowings under its revolving credit facility and accounts receivable securitization facility (as described further in Note 10, "Debt"), as well as cash on hand, to finance the acquisition of Anixter and related transaction costs.
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
The Merger was accounted for as a business combination with WESCO acquiring Anixter in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations. Under the acquisition method of accounting, the preliminary purchase consideration was allocated to the identified assets acquired and liabilities assumed based on their respective acquisition date fair value, with any excess allocated to goodwill. The fair value estimates were based on income, market and cost valuation methods using primarily unobservable inputs developed by management, which are categorized within Level 3 of the fair value hierarchy. Specifically, the fair values of the identified trademark and customer relationship intangible assets were estimated using the relief-from-royalty and multi-period excess earnings methods, respectively. Significant inputs used to value these identifiable intangible assets included projected revenues and expected operating margins, customer attrition rates, discount rates, royalty rates, and applicable income tax rates. The excess purchase consideration recorded to goodwill is not deductible for income tax purposes, and has been assigned to the Company's reportable segments based on their relative fair values, as disclosed in Note 5, "Goodwill and Intangible Assets". The resulting goodwill is primarily attributable to Anixter's workforce, significant cross-selling opportunities in additional geographies, enhanced scale, and other operational efficiencies.
Since the initial measurement of the identified assets acquired and liabilities assumed, the Company has recognized adjustments to inventories of $8.2 million, operating lease assets of $18.0 million, total identifiable intangible assets of $5.4 million, other noncurrent assets of $15.5 million, operating lease liabilities of $17.0 million, deferred income taxes of $27.5 million and other noncurrent liabilities of $38.7 million. Certain other measurement period adjustments were made to the identified assets acquired and liabilities assumed, none of which were significant, individually or in aggregate. The net impact of these adjustments was an increase to goodwill of $2.4 million.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
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
The following table sets forth the preliminary allocation of the purchase consideration to the respective fair value of assets acquired and liabilities assumed for the acquisition of Anixter:

(In thousands)
Assets
Cash and cash equivalents	$103,463
Trade accounts receivable	1,306,900
Other accounts receivable	116,386
Inventories	1,416,582
Prepaid expenses and other current assets	54,978
Property, buildings and equipment	211,721
Operating lease assets	280,285
Intangible assets	1,838,065
Goodwill	1,370,396
Other assets	139,760
Total assets	$6,838,536

Liabilities
Accounts payable	$920,163
Accrued payroll and benefit costs	69,480
Short-term debt and current portion of long-term debt	13,225
Other current liabilities	222,119
Long-term debt	77,617
Operating lease liabilities	217,303
Deferred income taxes	374,734
Other noncurrent liabilities	245,559
Total liabilities	$2,140,200

Fair value of net assets acquired, including goodwill and intangible assets	$4,698,336

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
The following table sets forth the preliminary identifiable intangible assets and their estimated weighted-average useful lives:

Identifiable Intangible Assets	Estimated Fair Value	Weighted-Average Estimated Useful Life in Years(1)
	(In thousands)
Customer relationships	$1,098,900	19
Trademarks	735,000	Indefinite
Non-compete agreements	4,165	2
Total identifiable intangible assets	$1,838,065
(1)    Measurement period adjustments include an update to the estimated useful lives initially assigned to customer relationships, which resulted in income of $6.4 million during the year ended December 31, 2020.
The results of operations of Anixter are included in the consolidated financial statements beginning on June 22, 2020, the acquisition date. For the year ended December 31, 2020, the consolidated statement of income includes $4.5 billion of net sales and $180.0 million of income from operations for Anixter. Transaction costs related to the merger were comprised of legal, advisory and other costs of $132.2 million, which are included in selling, general and administrative expenses for the year ended December 31, 2020.
Pro Forma Financial Information
The following unaudited pro forma financial information presents combined results of operations for the periods presented, as if the Company had completed the Merger on January 1, 2019. The unaudited pro forma financial information includes adjustments to amortization and depreciation for intangible assets and property, buildings and equipment, adjustments to interest expense for the additional indebtedness incurred to complete the acquisition (including the amortization of debt discount and issuance costs), transaction costs, change in control and severance costs, dividends accrued on the Series A preferred stock, compensation expense associated with the WESCO phantom stock unit awards described in Note 14, "Employee Benefit Plans", as well as the respective income tax effects of such adjustments. For the year ended December 31, 2020, adjustments totaling $7.0 million increased the unaudited pro forma net income attributable to common stockholders, and adjustments totaling $201.3 million decreased the unaudited pro forma net income attributable to common stockholders for the year ended December 31, 2019. The unaudited pro forma financial information does not reflect any cost savings, operating synergies or revenue enhancements that WESCO may achieve as a result of its acquisition of Anixter, the costs to integrate the operations of WESCO and Anixter or the costs necessary to achieve these cost savings, operating synergies and revenue enhancements. The unaudited pro forma financial information presented below is not necessarily indicative of consolidated results of operations of the combined business had the acquisition occurred at the beginning of the respective fiscal years, nor is it necessarily indicative of future results of operations of the combined company.

	Year Ended
(In thousands)	December 31, 2020	December 31, 2019
Pro forma net sales	$16,016,902	$17,204,472
Pro forma net income attributable to common stockholders	119,839	285,100

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

Year Ended
December 31, 2019
(In thousands)
Fair value of assets acquired	$34,812
Fair value of liabilities assumed	7,070
Cash paid for acquisition	$27,742
7. ASSETS AND LIABILITIES HELD FOR SALE
On August 6, 2020, the Company entered into a Consent Agreement with the Competition Bureau of Canada regarding the merger with Anixter. Under the Consent Agreement, the Company agreed to divest certain legacy WESCO businesses in Canada, which had total sales of approximately $120 million in 2019. Accordingly, the Company determined that the assets and liabilities of these legacy WESCO businesses in Canada met the held for sale criteria as of December 31, 2020. These businesses did not meet the criteria to be classified as discontinued operations.
The assets and liabilities classified as held for sale were as follows:

As of
December 31, 2020
(In thousands)
Trade accounts receivable, net	$4,258
Inventories	16,438
Prepaid expenses and other current assets	395
Property, buildings and equipment, net	263
Operating lease assets	1,938
Intangible assets, net	5,722
Goodwill	26,059
Total assets held for sale	$55,073

Accounts payable	$3,639
Other current liabilities	541
Operating lease liabilities	1,537
Total liabilities held for sale	$5,717

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
8. PROPERTY, BUILDINGS AND EQUIPMENT
The following table sets forth the components of property, buildings and equipment:

	As of December 31,
	2020(1)	2019
	(In thousands)
Buildings and leasehold improvements	$169,873	$110,056
Furniture, fixtures and equipment	266,317	162,029
Software costs	235,666	127,919
	671,856	400,004
Accumulated depreciation and amortization	(312,106)	(268,415)
	359,750	131,589
Land	26,409	24,106
Construction in progress	12,998	25,753
	$399,157	$181,448
(1)    The components of property, buildings and equipment as of December 31, 2020 exclude a total of $0.3 million that is classified as held for sale, as disclosed in Note 7, "Assets and Liabilities Held for Sale".
Depreciation expense was $40.8 million, $15.9 million and $17.3 million, and capitalized software amortization was $14.3 million, $10.6 million and $9.8 million, in 2020, 2019 and 2018, respectively. The unamortized software cost was $123.9 million and $29.8 million as of December 31, 2020 and 2019, respectively. Furniture, fixtures and equipment include finance leases of $25.7 million and $6.5 million and related accumulated amortization of $7.9 million and $5.1 million as of December 31, 2020 and 2019, respectively.
9. LEASES
WESCO leases substantially all of its real estate, as well as automobiles, trucks and other equipment under lease arrangements classified as operating.
The Company's finance leases, which are recorded in the Consolidated Balance Sheets as a component of property, buildings and equipment, current portion of long-term debt and long-term debt, are not material to the consolidated financial statements and notes thereto. Accordingly, finance leases have not been disclosed herein.
The following table sets forth supplemental balance sheet information related to operating leases for the periods presented:

	As of December 31,
(In thousands)	2020(1)	2019
Operating lease assets	$534,705	$235,834

Current operating lease liabilities(2)	128,322	62,046
Noncurrent operating lease liabilities	414,889	179,830
Total operating lease liabilities	$543,211	$241,876
(1)    Operating lease assets and liabilities of $1.9 million and $2.1 million, respectively, are classified as held for sale as of December 31, 2020, as disclosed in Note 7, "Assets and Liabilities Held for Sale".
(2)    Current operating lease liabilities are recorded as a component of other current liabilities in the Consolidated Balance Sheets.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The following table sets forth the Company's total lease cost, which is recorded as a component of selling, general and administrative expenses, for the periods presented:

	Year Ended December 31,
(In thousands)	2020	2019
Operating lease cost	$127,725	$73,613
Short-term lease cost	494	90
Variable lease cost	36,230	23,385
Total lease cost	$164,449	$97,088
Variable lease cost consists of the non-lease components described in Note 2, "Accounting Policies", as well as taxes and insurance for WESCO's leased real estate.
The following table sets forth supplemental cash flow information related to operating leases for the periods presented:

	Year Ended December 31,
(In thousands)	2020	2019
Operating cash flows from operating leases	$117,106	$75,775
Right-of-use assets obtained in exchange for new operating lease liabilities	121,207	60,586
As of December 31, 2020 and 2019, the weighted-average remaining lease term for operating leases was 6.1 years and 5.3 years, respectively. The weighted-average discount rate used to measure operating leases was 4.6% as of December 31, 2020 and 2019.
The following table sets forth the maturities of the Company's operating lease liabilities and reconciles the respective undiscounted payments to the operating lease liabilities in the Consolidated Balance Sheet as of December 31, 2020:

(In thousands)
2021	$155,071
2022	127,851
2023	100,746
2024	72,847
2025	46,730
Thereafter	124,127
Total undiscounted operating lease payments	627,372
Less: imputed interest	(84,161)
Total operating lease liabilities	$543,211
Operating lease payments include $17.4 million related to options to extend lease terms that are reasonably certain of being exercised. As of December 31, 2020, the Company has additional leases related to facilities that have not yet commenced of $2.6 million. These operating leases will commence in 2021 with lease terms of seven to ten years.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

10. DEBT
The following table sets forth WESCO’s outstanding indebtedness:

	As of December 31,
	2020	2019
	(In thousands)
International lines of credit	$29,575	$26,255
Accounts Receivable Securitization Facility	950,000	415,000
Revolving Credit Facility	250,000	—
5.375% Senior Notes due 2021	500,000	500,000
5.50% Senior Notes due 2023	58,636	—
5.375% Senior Notes due 2024	350,000	350,000
6.00% Senior Notes due 2025	4,173	—
7.125% Senior Notes due 2025	1,500,000	—
7.250% Senior Notes due 2028, less debt discount of $9,332	1,315,668	—
Finance lease obligations	17,931	1,373
Total debt	4,975,983	1,292,628
Plus: Fair value adjustment to the Anixter Senior Notes	1,650	—
Less: Unamortized debt issuance costs	(78,850)	(8,876)
Less: Short-term debt and current portion of long-term debt	(528,830)	(26,685)
Total long-term debt	$4,369,953	$1,257,067

International Lines of Credit
Certain foreign subsidiaries of WESCO have entered into uncommitted lines of credit, some of which are overdraft facilities, to support local operations. The maximum borrowing limit varies by facility and ranges between $2.0 million and $31.0 million. The international lines of credit generally are renewable on an annual basis and certain facilities are fully and unconditionally guaranteed by WESCO Distribution. Accordingly, certain borrowings under these lines directly reduce availability under the Revolving Credit Facility. The applicable interest rate for borrowings under these lines of credit varies by country and is governed by the applicable loan agreement. The average interest rate for these facilities was 3.40% and 6.32% at December 31, 2020 and 2019, respectively.
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
The Receivables Purchase Agreement, among other things, increased the purchase limit under the Existing Receivables Purchase Agreement from $600 million to $1,025 million, with the opportunity to exercise an accordion feature that permits increases in the purchase limit of up to $375 million, extended the term of the Receivables Facility to June 22, 2023 and added and amended certain defined terms. Borrowings under the Receivables Facility bear interest at the 30-day LIBOR rate, with a LIBOR floor of 0.5%, plus applicable spreads. The interest rate spread of the Receivables Facility increased from 0.95% to 1.20%. The commitment fee remained unchanged at 0.45%.
On December 14, 2020, WESCO Distribution amended its Receivables Facility pursuant to the terms and conditions of a First Amendment to the Fifth Amended and Restated Receivables Purchase Agreement (the “Receivables Amendment”). The Receivables Amendment amends the Receivables Purchase Agreement and permits an increase to the purchase limit from $1,025 million to $1,200 million. The maturity date, interest rate spread, and commitment fee of the Receivables Facility remain unchanged.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

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
As of December 31, 2020 and 2019, accounts receivable eligible for securitization totaled $1,476.1 million and $809.5 million, respectively. The Consolidated Balance Sheets as of December 31, 2020 and 2019 include $950.0 million and $415.0 million, respectively, of accounts receivable balances legally sold to third parties, as well as borrowings for equal amounts. At December 31, 2020, the interest rate for this facility was approximately 1.6%.
Revolving Credit Facility
On June 22, 2020, WESCO, WESCO Distribution and certain other subsidiaries of WESCO entered into a $1,100 million revolving credit facility (the “Revolving Credit Facility”), as a replacement of WESCO Distribution’s revolving credit facility entered into on September 26, 2019, pursuant to the terms and conditions of a Fourth Amended and Restated Credit Agreement, dated as of June 22, 2020 (the “Revolving Credit Agreement”), among WESCO Distribution, the other U.S. borrowers party thereto (collectively, the “U.S. Borrowers”), WESCO Distribution Canada LP (“WESCO Canada”), the other Canadian borrowers party thereto (collectively, the “Canadian Borrowers”), WESCO, the lenders party thereto and Barclays Bank PLC, as the administrative agent. The Revolving Credit Facility contains a letter of credit sub-facility of up to $175 million and an accordion feature allowing WESCO Distribution to request increases to the borrowing commitments under the Revolving Credit Facility of up to $500 million in the aggregate, subject to customary conditions. The Revolving Credit Facility matures in June 2025.
On December 14, 2020, WESCO Distribution and certain other subsidiaries of WESCO entered into an amendment to the Revolving Credit Facility pursuant to the terms and conditions of a First Amendment to Fourth Amended and Restated Credit Agreement, dated as of December 14, 2020 (the “Revolver Amendment”), among WESCO Distribution, the other U.S. borrowers party thereto, WESCO Distribution Canada LP, the other Canadian borrowers party thereto, WESCO, the lenders party thereto and Barclays Bank PLC, as administrative agent. The Revolver Amendment permits an increase to the revolving commitments from $1,100 million to $1,200 million and amends certain other defined terms. No other material terms were changed.
The obligations of WESCO Distribution and the other U.S. Borrowers under the Revolving Credit Facility have been guaranteed by WESCO and certain of WESCO Distribution’s subsidiaries (including certain subsidiaries of Anixter). The obligations of WESCO Canada and the other Canadian Borrowers under the Revolving Credit Facility (including certain subsidiaries of Anixter) have been guaranteed by certain subsidiaries of WESCO Canada and the other Canadian Borrowers. The Revolving Credit Facility is secured by (i) substantially all assets of WESCO Distribution, the other U.S. Borrowers and certain of WESCO Distribution’s subsidiaries (including certain subsidiaries of Anixter), other than, among other things, real property and accounts receivable sold or intended to be sold pursuant to WESCO Distribution’s Receivables Facility, and (ii) substantially all assets of WESCO Canada, the other Canadian Borrowers and certain of WESCO Canada’s subsidiaries, other than, among other things, real property, in each case, subject to customary exceptions and limitations. The applicable interest rate for borrowings under the Revolving Credit Facility includes interest rate spreads based on available borrowing capacity that range between 1.25% and 1.50% for LIBOR-based borrowings and 0.25% and 0.50% for prime rate-based borrowings. At December 31, 2020, the interest rate for this facility was approximately 1.6%.
The Revolving Credit Agreement requires compliance with conditions that must be satisfied prior to any borrowing as well as ongoing compliance with certain customary affirmative and negative covenants. The Revolving Credit Agreement contains customary events of default. Upon the occurrence and during the continuance of an event of default, the commitments of the lenders may be terminated, and all outstanding obligations of the loan parties under the Revolving Credit Facility may be declared immediately due and payable.
During 2020, WESCO borrowed $1,197.9 million under the prior and new revolving credit facilities and made repayments in the aggregate amount of $948.0 million. During 2019, aggregate borrowings and repayments under prior revolving credit agreements were $715.4 million and $767.4 million, respectively. WESCO had $801.5 million available under the Revolving Credit facility at December 31, 2020, after giving effect to $48.5 million of outstanding letters of credit, as compared to $563.8 million available under the prior revolving credit facility at December 31, 2019, after giving effect to $28.4 million of outstanding letters of credit, $36.1 million of surety bonds, and $7.8 million of other reserves.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

5.375% Senior Notes due 2021
In November 2013, WESCO Distribution issued $500 million aggregate principal amount of 5.375% Senior Notes due 2021 (the "2021 Notes") through a private offering exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). The 2021 Notes were issued at 100% of par and are governed by an indenture (the “2021 Indenture”) entered into on November 26, 2013 between WESCO International and U.S. Bank National Association, as trustee. The 2021 Notes are unsecured senior obligations of WESCO Distribution and are guaranteed on a senior unsecured basis by WESCO International. The 2021 Notes bear interest at a stated rate of 5.375% per annum, payable semi-annually in arrears on June 15 and December 15 of each year. In addition, WESCO incurred costs related to the issuance of the 2021 Notes totaling $8.4 million, which are recorded as a reduction to the carrying value of the debt and are being amortized over the life of the notes. The 2021 Notes mature on December 15, 2021 and at any time all or a part may be redeemed by WESCO Distribution. The net proceeds of the 2021 Notes were used to prepay a portion of the U.S. sub-facility of the term loan due 2019.
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
On December 15, 2020, WESCO Distribution exercised its right to redeem the entire $500 million aggregate principal amount of the 2021 Notes, and U.S. Bank, National Association, as trustee under the indenture governing the 2021 Notes, issued a notice of redemption to registered holders of the 2021 Notes. The date fixed for the redemption of the 2021 Notes is January 14, 2021 (the “Redemption Date”). The 2021 Notes will be redeemed at a redemption price equal to 100% of the principal amount of the 2021 Notes plus accrued interest on the 2021 Notes to, but not including, the Redemption Date.
5.375% Senior Notes due 2024
In June 2016, WESCO Distribution issued $350 million aggregate principal amount of 5.375% Senior Notes due 2024 (the "2024 Notes") through a private offering exempt from the registration requirements of the Securities Act. The 2024 Notes were issued at 100% of par and are governed by an indenture (the “2024 Indenture”) entered into on June 15, 2016 among WESCO Distribution, as issuer, WESCO International, as parent guarantor, and U.S. Bank National Association, as trustee. The 2024 Notes are unsecured senior obligations of WESCO Distribution and are guaranteed on a senior unsecured basis by WESCO International. The 2024 Notes bear interest at a stated rate of 5.375% per annum, payable semi-annually in arrears on June 15 and December 15 of each year. WESCO incurred costs totaling $6.0 million to issue the 2024 Notes, which are recorded as a reduction to the carrying value of the debt and are being amortized over the life of the notes. The 2024 Notes mature on June 15, 2024. The Company used the net proceeds to redeem its 6.0% Convertible Senior Debentures due 2029 on September 15, 2016.
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
Any time between June 15, 2020 and June 14, 2021, WESCO Distribution may redeem all or a part of the 2024 Notes at a redemption price equal to 102.688% of the principal amount. Between June 15, 2021 and June 14, 2022, WESCO Distribution may redeem all or a part of the 2024 Notes at a redemption price equal to 101.344% of the principal amount. On and after June 15, 2022, WESCO Distribution may redeem all or a part of the 2024 Notes at a redemption price equal to 100% of the principal amount.
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
As of December 31, 2020, $58.6 million and $4.2 million aggregate principal amount of the Anixter 2023 Senior Notes and Anixter 2025 Senior Notes, respectively, were outstanding.
7.125% Senior Notes due 2025
7.250% Senior Notes due 2028
On June 12, 2020, WESCO Distribution issued $1,500 million aggregate principal amount of 7.125% Senior Notes due 2025 (the “2025 Notes”) and $1,325 million aggregate principal amount of 7.250% Senior Notes due 2028 (the “2028 Notes” and, together with the 2025 Notes, the “Notes”). The 2025 Notes were issued at a price of 100.000% of the aggregate principal amount. The 2028 Notes were issued at a price of 99.244% of the aggregate principal amount. WESCO incurred costs related to the issuance of the 2025 Notes and 2028 Notes totaling $33.1 million and $29.3 million, respectively, which were recorded as a reduction to the carrying value of the debt and are being amortized over the respective lives of the notes.
The Notes were issued pursuant to, and are governed by, an indenture (the “Notes Indenture”), dated as of June 12, 2020, between the Company, WESCO Distribution and U.S. Bank National Association, as trustee (the “Trustee”). The Notes and related guarantees were issued in a private transaction exempt from the Securities Act of 1933, as amended (the “Securities Act”) and have not been, and will not be, registered under the Securities Act and may not be offered or sold in the U.S. absent registration or an applicable exemption from, or in a transaction not subject to the registration requirements of the Securities Act and other applicable securities laws.
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
The Notes are unsecured and unsubordinated obligations of WESCO Distribution and are guaranteed on an unsecured, unsubordinated basis by the Company and Anixter Inc. The 2025 Notes accrue interest at a rate of 7.125% per annum, payable semi-annually in arrears on June 15 and December 15 of each year. The 2025 Notes will mature on June 15, 2025. The 2028 Notes accrue interest at a rate of 7.250% per annum, payable semi-annually in arrears on June 15 and December 15 of each year. The 2028 Notes will mature on June 15, 2028.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

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
Debt Issuance Costs
WESCO capitalizes costs associated with the issuance of debt and such costs are amortized over the term of the respective debt instrument on a straight-line basis. Debt issuance costs are presented in the Consolidated Balance Sheets as a direct reduction from the carrying amount of the related debt liability. Upon prepayment of debt, the Company accelerates the recognition of an appropriate amount of the costs as refinancing or extinguishment of debt. As of December 31, 2020 and 2019, unamortized debt issuance costs of $78.9 million and $8.9 million were recorded in the Consolidated Balance Sheets, respectively.
Covenant Compliance
WESCO was in compliance with all relevant covenants contained in its debt agreements as of December 31, 2020.
The following table sets forth the aggregate principal repayment requirements for all indebtedness for the next five years and thereafter, as of December 31, 2020:

(In thousands)
2021	$529,869
2022	4,051
2023	1,016,322
2024	352,183
2025	1,756,055
Thereafter	1,326,835
Total payments on debt	$4,985,315
Debt discount	(9,332)
Total debt	$4,975,983

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

11. STOCKHOLDERS' EQUITY
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
In connection with the Merger, as described in Note 6, "Acquisitions", the Company issued 21,611,534 depositary shares, representing an interest in approximately 21,612 shares of Series A Preferred Stock.
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
The terms of the Revolving Credit Facility, as well as the indentures governing the 2021 Notes, 2024 Notes, 2025 Notes and 2028 Notes, place certain limits on the Company's ability to declare or pay dividends and repurchase common stock. The share repurchases in 2019 and 2018, as described in Note 13, "Earnings Per Share", were made within the limits of WESCO's various credit agreements. At December 31, 2020 and 2019, no dividends had been declared and, therefore, no retained earnings were reserved for dividend payments.
Treasury Stock
Common stock purchased for treasury is recorded at cost. At the date of subsequent reissue, the treasury stock account is reduced by the cost of such stock, with cost determined on a weighted-average basis.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

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
12. INCOME TAXES
Pursuant to the enactment of the Tax Cuts and Jobs Act of 2017 (the "TCJA”) on December 22, 2017, the Company recognized the provisional income tax effects of the TCJA in the year ended December 31, 2017. During the year ended December 31, 2018, the Company completed its accounting for the income tax effects of the TCJA, which resulted in an additional deferred income tax benefit of $0.9 million and a discrete benefit of $3.4 million. During the year ended December 31, 2019, the Company further adjusted its liability for the one-time tax on the deemed repatriation of undistributed foreign earnings (the "transition tax") based upon guidance issued by the Internal Revenue Service ("IRS"), which resulted in a discrete benefit of $3.7 million. As of December 31, 2020 and 2019, a liability of $63.3 million and $36.8 million, respectively, was recorded as components of other current and noncurrent liabilities in the Consolidated Balance Sheets for the transition tax. The transition tax will be paid in installments.
The accounting for the income tax effects of the TCJA is complete based on regulatory guidance issued to date. Additional guidance could be issued, which could affect the amounts described above. The Company will continue to evaluate its tax positions with respect to the TCJA as the IRS releases additional regulatory guidance. Future adjustments, if any, for tax positions taken to date will be recognized as discrete income tax expense or benefit in the period in which such guidance is issued.
The following table sets forth the components of income before income taxes by jurisdiction:

	Year Ended December 31,
	2020	2019	2018
		(In thousands)
United States	$26,031	$198,566	$198,556
Foreign	96,811	83,495	82,469
Income before income taxes	$122,842	$282,061	$281,025

The following table sets forth the components of the provision (benefit) for income taxes:

	Year Ended December 31,
	2020	2019	2018
		(In thousands)
Current income taxes:
Federal	$25,605	$31,695	$28,464
State	11,322	8,616	7,458
Foreign	19,414	6,347	10,611
Total current income taxes	56,341	46,658	46,533
Deferred income taxes:
Federal	(17,913)	6,774	5,253
State	(7,264)	1,846	1,967
Foreign	(8,361)	4,585	1,917
Total deferred income taxes	(33,538)	13,205	9,137
Provision for income taxes	$22,803	$59,863	$55,670

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
The following table sets forth the reconciliation between the federal statutory income tax rate and the effective tax rate:

	Year Ended December 31,
	2020	2019	2018
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal income tax benefit	1.4	3.1	2.8
Deemed repatriation of undistributed foreign earnings	—	(1.3)	(1.2)
Deferred income tax remeasurement	—	—	(0.3)
Tax effect of intercompany financing	(13.4)	(5.5)	(5.6)
Unrecognized tax benefits	2.1	(0.4)	(0.1)
Nondeductible expenses	5.7	0.7	1.0
Change in valuation allowance	1.8	0.6	0.6
Other	—	3.0	1.6
Effective tax rate	18.6%	21.2%	19.8%
Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $1,835.0 million at December 31, 2020. Most of these earnings have been taxed in the U.S. under either the one-time transition tax or the GILTI tax regime imposed by the TCJA. Except for a portion of foreign earnings previously taxed in the U.S. that can effectively be distributed without further material U.S. or foreign taxation, the Company continues to assert that the undistributed earnings of its foreign subsidiaries are indefinitely reinvested. To the extent the earnings of the Company's foreign subsidiaries are distributed in the form of dividends, such earnings may be subject to additional taxes. WESCO estimates that additional taxes of approximately $75.0 million would be payable upon the remittance of foreign earnings as dividends at December 31, 2020, based upon the laws in effect on that date. The Company believes that it is able to maintain a sufficient level of liquidity for its domestic operations and commitments without incurring any material tax cost to repatriate cash held by its foreign subsidiaries.
The following table sets forth deferred tax assets and liabilities:

	As of December 31,
	2020		2019
		(In thousands)
	Assets	Liabilities	Assets	Liabilities
Accounts receivable	$17,560	$—	$3,382	$—
Inventories	14,793	—	—	4,580
Depreciation of property, buildings and equipment	—	60,687	—	18,393
Operating leases	134,377	136,477	61,326	60,670
Amortization of intangible assets	—	540,520	—	159,573
Employee benefits	53,040	—	20,641	—
Stock-based compensation	14,061	—	13,792	—
Tax loss carryforwards	36,923	—	10,486	—
Foreign tax credit carryforwards	55,637	—	1,247	—
Other	27,643	6,286	6,791	3,964
Deferred income taxes before valuation allowance	354,034	743,970	117,665	247,180
Valuation allowance	(60,629)	—	(5,854)	—
Total deferred income taxes	$293,405	$743,970	$111,811	$247,180
In connection with the acquisition of Anixter, WESCO recorded deferred income tax liabilities of $347.3 million, which primarily related to identifiable intangible assets for which there was no increase in tax basis.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
WESCO had deferred tax assets of $34.5 million and $7.9 million as of December 31, 2020 and 2019, respectively, related to foreign net operating loss carryforwards. These net operating loss carryforwards expire beginning in 2021 through 2030, while some may be carried forward indefinitely. The Company determined that certain foreign net operating loss carryforwards would not be realized before they expire. Accordingly, the Company recorded a valuation allowance of $22.3 million and $4.6 million against deferred tax assets related to certain foreign net operating loss carryforwards at December 31, 2020 and 2019, respectively. Additionally, these foreign jurisdictions had deferred tax assets of $8.2 million as of December 31, 2020 related to other future deductible temporary differences. The Company recorded a full valuation allowance against this amount as of December 31, 2020. As of December 31, 2020 and 2019, WESCO had deferred tax assets of $2.4 million and $2.6 million, respectively, related to state net operating loss carryforwards. These carryforwards expire beginning in 2024 through 2039.
As of December 31, 2020 and 2019, WESCO had deferred tax assets of $55.6 million and $1.2 million, respectively, related to foreign tax credit carryforwards. The foreign tax credit carryforwards expire beginning in 2026 through 2030. The Company determined that certain foreign tax credit carryforwards will not be realized before they expire. Accordingly, the Company recorded a valuation allowance of $30.1 million and $1.2 million against deferred tax assets related to certain foreign tax credit carryforwards at December 31, 2020 and 2019, respectively.
The Company is under examination by tax authorities in various jurisdictions and remains subject to examination until the applicable statutes of limitation expire. The statutes of limitation for the material jurisdictions in which the Company files income tax returns remain open as follows:

United States — Federal	2015 and forward
United States — Material States	2016 and forward
Canada	2012 and forward
UK	2015 and forward

The following table sets forth the reconciliation of gross unrecognized tax benefits:

	As of December 31,
	2020	2019	2018
	(In thousands)
Beginning balance January 1	$54	$1,293	$4,348
Additions for current year tax positions	14,009	—	—
Additions for acquired tax positions	68,048	—	—
Reductions for prior year tax positions	(43)	—	—
Settlements	—	(1,290)	(2,646)
Lapse in statute of limitations	(15,886)	—	(287)
Foreign currency exchange rate changes	1,893	51	(122)
Ending balance December 31	$68,075	$54	$1,293
The total amount of unrecognized tax benefits were $68.1 million and $0.1 million as of December 31, 2020 and 2019, respectively. The amount of unrecognized tax benefits that would affect the effective tax rate if recognized in the consolidated financial statements for the years ended December 31, 2020, 2019 and 2018 were $29.1 million, $0.1 million, and $1.3 million, respectively. Within the next twelve months, the amount of unrecognized tax benefits is expected to decrease by $3.6 million due to the expiration of statutes of limitation. Such change would result in a favorable effective tax rate impact of $4.2 million.
The Company classifies interest related to unrecognized tax benefits as a component of net interest in the Consolidated Statement of Income and Comprehensive Income. In 2020, the Company recognized interest expense on unrecognized tax benefits of $0.3 million. The Company recognized interest income on unrecognized tax benefits of $0.8 million in 2019. In 2018, interest expense on unrecognized tax benefits was $0.2 million. As of December 31, 2020 and 2019, WESCO had a liability of $5.5 million and $0.1 million, respectively, for interest expense related to unrecognized tax benefits. The Company classifies penalties related to unrecognized tax benefits as part of income tax expense. Penalties recorded in income tax expense for 2020, 2019, and 2018 were immaterial. As of December 31, 2020, WESCO had a liability of $1.5 million for penalties related to unrecognized tax benefits.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

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
The following table sets forth the details of basic and diluted earnings per share:

	Year Ended December 31,
	2020	2019	2018
(In thousands, except per share data)
Net income attributable to WESCO International, Inc.	$100,560	$223,426	$227,343
Less: Preferred stock dividends	30,139	—	—
Net income attributable to common stockholders	$70,421	$223,426	$227,343
Weighted-average common shares outstanding used in computing basic earnings per share	46,174	43,104	46,722
Common shares issuable upon exercise of dilutive equity awards	451	383	477
Weighted-average common shares outstanding and common share equivalents used in computing diluted earnings per share	46,625	43,487	47,199
Earnings per share attributable to common stockholders
Basic	$1.53	$5.18	$4.87
Diluted	$1.51	$5.14	$4.82
For the years ended December 31, 2020, 2019 and 2018, the computation of diluted earnings per share attributable to common stockholders excluded equity awards of approximately 1.8 million, 1.7 million and 1.6 million, respectively. These shares were excluded because their effect would have been antidilutive.
In December 2017, the Company's Board of Directors (the "Board") authorized the repurchase of up to $300 million of the Company's common stock through December 31, 2020 (the "Repurchase Authorization"). In October 2018, the Board approved an increase to the Repurchase Authorization from $300 million to $400 million. During the year ended December 31, 2018, the Company entered into accelerated stock repurchase agreements with a financial institution to repurchase shares of its common stock pursuant to its Repurchase Authorization. In exchange for up-front cash payments totaling $125.0 million, the Company received 2,368,738 shares, of which 365,272 shares were settled in 2019.
On May 7, 2019, the Company entered into an accelerated stock repurchase agreement with a financial institution to repurchase additional shares of its common stock pursuant to the Repurchase Authorization. In exchange for an up-front cash payment of $150.0 million, the Company received 3,090,312 shares. The Company did not repurchase any shares of its common stock during the year ended December 31, 2020. As of December 31, 2020, WESCO had repurchased 5,459,030 shares of common stock for $275.0 million under the Repurchase Authorization.
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

14. EMPLOYEE BENEFIT PLANS
Defined Contribution Plans
WESCO Distribution sponsors a defined contribution retirement savings plan for the majority of its U.S. employees. The Company matches contributions made by employees at an amount equal to 50% of participants' total monthly contributions up to 6% of eligible compensation. Contributions are made in cash and employees have the option to transfer balances allocated to their accounts into any of the available investment options. Due to the COVID-19 pandemic and its adverse effect on WESCO's results of operations, the Company suspended matching employer contributions between April 16, 2020 and September 30, 2020. The Company may also make, subject to the Board's approval, a discretionary contribution to the defined contribution retirement savings plan covering U.S. participants if certain predetermined profit levels are attained. There were no discretionary contributions for the years ended December 31, 2020 and December 31, 2019. Discretionary employer contribution charges of $20.6 million were incurred in 2018.
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
For the years ended December 31, 2020, 2019 and 2018, WESCO incurred charges of $18.3 million, $22.9 million, and $42.9 million, respectively, for all defined contribution plans.
Deferred Compensation Plans
WESCO Distribution sponsors a non-qualified deferred compensation plan (the "WESCO Deferred Compensation Plan") that permits select employees to make pre-tax deferrals of salary and bonus. Employees have the option to transfer balances allocated to their accounts in the WESCO Deferred Compensation Plan into any of the available investment options. The WESCO Deferred Compensation Plan is an unfunded plan. As of December 31, 2020, the Company's obligation under the deferred compensation plan was $27.4 million, of which $10.1 million was included in other current liabilities and $17.3 million in other noncurrent liabilities in the Consolidated Balance Sheet. At December 31, 2019, the Company's obligation under the deferred compensation plan was $25.2 million and was included in other noncurrent liabilities in the Consolidated Balance Sheet.
Anixter Inc. sponsors a non-qualified deferred compensation plan (the "Anixter Deferred Compensation Plan") that permits select employees to make pre-tax deferrals of salary and bonus. Interest is accrued monthly on the deferred compensation balances based on the average ten-year Treasury note rate for the previous three months times a factor of 1.4, and the rate is further adjusted if certain financial goals are achieved. In the fourth quarter of 2020, the Company made a determination to terminate the Anixter Deferred Compensation Plan. Accordingly, a deferred compensation liability of $45.1 million has been classified in other current liabilities in the Consolidated Balance Sheet at December 31, 2020 as the Company expects to make lump sum payments directly to participants of the plan during 2021.
Concurrent with the implementation of the Anixter Deferred Compensation Plan, Anixter established a Rabbi Trust arrangement to provide for the liabilities associated with the deferred compensation plan and an executive non-qualified defined benefit plan. The assets are invested in marketable securities. At December 31, 2020, $39.6 million was recorded in other current assets in the Consolidated Balance Sheet for this arrangement.
Defined Benefit Plans
WESCO sponsors a contributory defined benefit plan (the "EECOL Plan") covering substantially all Canadian employees of EECOL. The EECOL Plan provides retirement benefits based on earnings and credited service, and participants contribute 2% of their earnings to the EECOL Plan. Participants become 100% vested after two years of continuous service or, if earlier, at the participant's normal retirement age.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

WESCO also sponsors a Supplemental Executive Retirement Plan (the "EECOL SERP"), which provides additional pension benefits to certain executives of EECOL based on earnings, and credited service. Effective January 1, 2013, the EECOL SERP was closed to new participants and existing participants became 100% vested. EECOL SERP participants continue to contribute 4% of their earnings to the EECOL Plan.
In connection with the June 22, 2020 acquisition of Anixter discussed in Note 6, "Acquisitions", the Company assumed various defined benefit pension plans sponsored by Anixter Inc. These include defined benefit pension plans in the U.S., which consist of the Anixter Inc. Pension Plan, the Executive Benefit Plan and the Supplemental Executive Retirement Plan (the "Anixter SERP") (together, the "Domestic Plans") and various defined benefit pension plans covering employees of foreign subsidiaries in Canada and Europe (together with the "EECOL Plan" and "EECOL SERP", the "Foreign Plans"). For all defined benefit plans assumed as part of the merger with Anixter, the projected benefit obligation ("PBO") and fair value of plan assets were remeasured as of the acquisition date.
The Anixter Inc. Pension Plan was frozen to entrants first hired or rehired on or after July 1, 2015. The majority of the Anixter defined benefit pension plans are non-contributory and, with the exception of the U.S. and Canada, cover substantially all full-time employees in their respective countries. Retirement benefits are provided based on compensation as defined in each of the pension plans.
In the fourth quarter of 2020, the Company made a determination to terminate both the Anixter Inc. Executive Benefit Plan and the Anixter SERP. Accordingly, pension liabilities totaling $18.1 million associated with the Anixter Inc. Executive Benefit Plan and the Anixter SERP have been classified as current on the Consolidated Balance Sheet at December 31, 2020 as the Company expects to make lump sum payments directly to participants of these plans during 2021.
The Domestic Plans are funded as required by the Employee Retirement Income Security Act of 1974 ("ERISA") and the IRS and all Foreign Plans, including the EECOL Plan and EECOL SERP, are funded as required by applicable foreign laws. The Anixter Inc. Executive Benefit Plan and the Anixter SERP are unfunded plans.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The following table presents the changes in benefit obligations, plan assets and funded status for the defined benefit plans:

	Domestic Plans		Foreign Plans		Total
(In thousands)	2020	2019	2020	2019(2)	2020	2019(2)
Change in Projected Benefit Obligation
Beginning balance	$—	$—	$134,852	$105,515	$134,852	$105,515
Impact of acquisition(1)	317,893	—	301,206	—	619,099	—
Service cost	1,763	—	9,029	4,602	10,792	4,602
Interest cost	4,787	—	7,162	4,362	11,949	4,362
Participant contributions	—	—	728	736	728	736
Actuarial loss, including assumption changes	12,911	—	14,044	18,591	26,955	18,591
Benefits paid from plan assets	(4,222)	—	(9,008)	(4,459)	(13,230)	(4,459)
Benefits paid from Company assets	(547)	—	(448)	—	(995)	—
Curtailment	(101)	—	—	—	(101)	—
Plan amendment	—	—	(37)	—	(37)	—
Settlement	—	—	(1,235)	—	(1,235)	—
Foreign currency exchange rate changes	—	—	30,562	5,505	30,562	5,505
Ending balance	$332,484	$—	$486,855	$134,852	$819,339	$134,852

Change in Plan Assets at Fair Value
Beginning balance	$—	$—	$103,385	$86,556	$103,385	$86,556
Impact of acquisition(1)	324,292	—	218,644	—	542,936	—
Actual return on plan assets	35,217	—	23,947	12,763	59,164	12,763
Participant contributions	—	—	728	736	728	736
Employer contributions	—	—	6,838	3,198	6,838	3,198
Benefits paid	(4,222)	—	(9,008)	(4,459)	(13,230)	(4,459)
Settlement	—	—	(1,235)	—	(1,235)	—
Foreign currency exchange rate changes	—	—	22,419	4,591	22,419	4,591
Ending balance	$355,287	$—	$365,718	$103,385	$721,005	$103,385

Funded Status	$22,803	$—	$(121,137)	$(31,467)	$(98,334)	$(31,467)

Amounts Recognized in the Consolidated Balance Sheets
Other assets	$40,921	$—	$179	$—	$41,100	$—
Other current liabilities	(18,118)	—	(471)	(383)	(18,589)	(383)
Other noncurrent liabilities	—	—	(120,845)	(31,084)	(120,845)	(31,084)
Net amount recognized	$22,803	$—	$(121,137)	$(31,467)	$(98,334)	$(31,467)

Weighted Average Assumptions Used to Determine Benefit Obligations
Discount rate	2.6%	—%	2.0%	3.2%	2.2%	3.2%
Rate of compensation increase	3.8%	—%	3.2%	3.5%	3.4%	3.5%
(1)     As described above, the Company assumed the Domestic Plans and certain foreign plans in connection with the June 22, 2020 acquisition of Anixter.
(2)     For 2019, the changes in benefit obligations, plan assets and funded status relate to the EECOL Plan and the EECOL SERP.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The measurement date for all plans is December 31st. Accordingly, at the end of each fiscal year, the Company determines the discount rate to measure the plan liabilities at their present value. The discount rate reflects the current rate at which the pension liabilities could effectively be settled at the end of the year. In estimating this rate at the end of 2020, the Company reviewed rates of return on relevant market indices and concluded the Willis Towers Watson Global Rate Link Model was consistent with observable market conditions and industry standards for developing spot rate curves. At the end of 2019, the discount rate related to the EECOL Plan and the EECOL SERP was determined using the Canadian Institute of Actuaries methodology.
At December 31, 2020 and 2019, the consolidated weighted-average discount rate of all plans was 2.2% and 3.2%, respectively, and these rates were used to measure the PBO at the end of each respective year end. Due primarily to the merger with Anixter, the PBO increased to $819.3 million at December 31, 2020 from $134.9 million at December 31, 2019. The consolidated net unfunded status was $98.3 million at December 31, 2020 compared to $31.5 million at December 31, 2019.
The PBO in 2020 was $332.5 million for the Domestic Plans and $486.8 million for the Foreign Plans. The Company had 13 plans in 2020 where the PBO was in excess of the fair value of plan assets. For pension plans with PBO in excess of plan assets the aggregate PBO was $504.8 million, and the aggregate fair value of plan assets was $365.4 million. The PBO in 2019 of $134.9 million related to the EECOL Plan and the EECOL SERP and compared to a fair value of plan assets of $103.4 million.
The accumulated benefit obligation in 2020 was $328.2 million for the Domestic Plans and $417.6 million for the Foreign Plans. The Company had 13 plans in 2020 where the accumulated benefit obligation was in excess of the fair value of plan assets. For pension plans with accumulated benefit obligations in excess of plan assets the aggregate pension accumulated benefit obligation was $435.6 million, and the aggregate fair value of plan assets was $365.4 million. The accumulated benefit obligation in 2019 of $104.6 million related to the EECOL Plan and the EECOL SERP and compared to a fair value of plan assets of $103.4 million.
The following table presents the components of net periodic pension (benefit) cost:

	Domestic Plans(1)			Foreign Plans(1)			Total
(In thousands)	2020	2019	2018	2020	2019	2018	2020	2019	2018
Components of Net Periodic Pension (Benefit) Cost
Service cost	$1,763	$—	$—	$9,029	$4,602	$5,242	$10,792	$4,602	$5,242
Interest cost	4,787	—	—	7,162	4,362	4,137	11,949	4,362	4,137
Expected return on plan assets	(8,395)	—	—	(11,659)	(5,695)	(5,969)	(20,054)	(5,695)	(5,969)
Recognized actuarial gain	—	—	—	—	(63)	(46)	—	(63)	(46)
Settlement	—	—	—	(144)	—	—	(144)	—	—
Net periodic pension (benefit) cost	$(1,845)	$—	$—	$4,388	$3,206	$3,364	$2,543	$3,206	$3,364
(1)     As described above, the Company assumed the Domestic Plans and certain foreign plans in connection with the June 22, 2020 acquisition of Anixter. The Company began recognizing the associated net periodic pension (benefit) cost as of the acquisition date.
The service cost of $10.8 million, $4.6 million and $5.2 million for the years ended December 31, 2020, 2019 and 2018, respectively, was reported as a component of selling, general and administrative expenses. The other components of net periodic pension (benefit) cost totaling a net benefit of $8.2 million, $1.4 million and $1.9 million for the years ended December 31, 2020, 2019 and 2018, respectively, were presented as a component of other, net.
The following weighted-average actuarial assumptions were used to determine net periodic pension (benefit) cost:

	Domestic Plans(1)			Foreign Plans(1)			Total
	2020	2019	2018	2020	2019	2018	2020	2019	2018
Discount rate	2.9%	—%	—%	2.2%	4.0%	3.5%	2.5%	4.0%	3.5%
Expected return on plan assets	5.5%	—%	—%	5.2%	6.4%	6.4%	5.3%	6.4%	6.4%
Rate of compensation increase	3.8%	—%	—%	3.4%	3.8%	3.8%	3.5%	3.8%	3.8%
(1)     As described above, the Company assumed the Domestic Plans and certain foreign plans in connection with the June 22, 2020 acquisition of Anixter. The Company began using the related assumptions as of the acquisition date.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The expected long-term rate of return on plan assets reflects the average rate of earnings expected on the invested assets and future assets to be invested to provide for the benefits included in the projected benefit obligation. The Company uses historic plan asset returns combined with current market conditions to estimate the rate of return. The weighted-average expected long-term rate of return on plan assets used in the determination of net periodic pension cost for 2020 was 5.3%.
As a result of the combined effect of valuation changes in both the equity and bond markets, the plan assets produced an actual gain of 13.6% in 2020. The difference between the expected return and actual return on plan assets is amortized into expense over the service lives of the plan participants. These amounts are reflected on the balance sheet through charges to accumulated other comprehensive loss, a component of stockholders’ equity.
The following table sets forth the changes and the end of year components of accumulated other comprehensive (income) loss for the defined benefit plans:

	Year Ended December 31,
(In thousands)	2020	2019
Changes to Balance:
Beginning balance, before tax effect	$8,890	$(2,696)
Prior service credit arising in current year	(37)	—
Net actuarial (gain) loss arising in current year	(12,154)	11,586
Curtailment	(101)	—
Settlement	144	—
Foreign currency exchange rate changes	196	—
Ending balance, before tax effect	$(3,062)	$8,890

	As of December 31,
(In thousands)	2020	2019
Components of Balance:
Prior service credit	$(37)	$—
Net actuarial (gain) loss	(3,025)	8,890
Ending balance, before tax effect	(3,062)	8,890
Tax effect	562	(2,329)
Ending balance, after tax effect	$(2,500)	$6,561
The following benefit payments, which reflect expected future service, are expected to be paid as follows:

(In thousands)	Domestic Plans	Foreign Plans	Total
2021	$28,527	$9,873	$38,400
2022	11,165	9,978	21,143
2023	12,065	10,613	22,678
2024	13,046	11,145	24,191
2025	13,807	11,988	25,795
2026 to 2030	78,122	83,178	161,300
The Company expects to contribute approximately $11.4 million to its Foreign Plans in 2021. The Company does not expect to make a contribution to its domestic qualified pension plan in 2021 due to its overfunded status. As a result of the termination of its two domestic non-qualified pension plans, the Company estimates that it will make $18.1 million of lump sum payments directly to participants of these plans during 2021.
The assets of the various defined benefit plans are held in separate independent trusts and managed by independent third party advisors. The investment objective for the defined benefit plans is to ensure an adequate level of assets is available to fund the benefits owed to employees and their beneficiaries when they become payable. In meeting this objective, the Company seeks to achieve a level of absolute investment return consistent with a prudent level of portfolio risk. The Company's risk preference is to refrain from exposing the plans to higher volatility in pursuit of potential higher returns.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The Domestic Plans' and Foreign Plans' asset mixes and the asset allocation guidelines for such plans are summarized as follows:

	Domestic Plans
		Allocation Guidelines
	December 31, 2020	Min	Target	Max
Equities	38.6%	30%	37%	45%
Debt securities:
Domestic treasuries	22.2	—	24	40
Corporate bonds	6.7	—	8	40
Other	15.6	9	14	19
Total debt securities	44.5		46
Property/real estate	14.8	9	16	23
Other	2.1	—	1	5
	100.0%		100%

	Foreign Plans
		Allocation Guidelines
	December 31, 2020	Min	Target	Max
Equities	38.1%	25%	41%	48%
Debt securities:
Corporate bonds	5.9	1	1	37
Other	40.6	26	44	65
Total debt securities	46.5		45
Property/real estate	4.8	2	6	8
Insurance products	5.4	5	5	5
Other	5.2	3	3	12
	100.0%		100%

	Foreign Plans
		Allocation Guidelines
	December 31, 2019	Target
Equities:
Canadian equities	12.5%	12.5%
U.S. equities	5.0	5.0
Non-North American equities	22.5	22.5
Total equities	40.0	40.0
Fixed income investments	44.8	45.0
Other	15.2	15.0
	100.0%	100.0%

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The pension committees meet regularly to assess investment performance relative to asset allocation guidelines. The Company periodically rebalances its asset portfolios to be in line with its allocation guidelines.
For 2020, the Domestic plan investment policy guidelines were as follows:
•Each asset class is managed by one or more active and passive investment managers
•Each asset class may be invested in a commingled fund, mutual fund, or separately managed account
•Investment in Exchange Traded Funds ("ETFs") is permissible
•Each manager is expected to be "fully invested" with minimal cash holdings
•Derivative instruments such as futures, swaps and options may be used on a limited basis; For funds that employ derivatives, the loss of invested capital to the Trust should be limited to the amount invested in the fund
•The equity portfolio is diversified by sector and geography
•The real assets portfolio is invested in Real Estate Investment Trusts ("REITs") and private real estate
•The fixed income is invested in U.S. Treasuries, investment grade corporate debt (denominated in U.S. dollars), and other credit investments including below investment grade rated bonds and loans, securitized credit, and emerging market debt
The investment policies for the Foreign plans are the responsibility of the various trustees. Generally, the investment policy guidelines are as follows:
•Make sure that the obligations to the beneficiaries of the plan can be met
•Maintain funds at a level to meet the minimum funding requirements
•The investment managers are expected to provide a return, within certain tracking tolerances, close to that of the relevant market’s indices

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The following tables set forth the fair value of the Domestic and Foreign Plans' assets by asset category:

	December 31, 2020
(In thousands)	Level 1	Level 2	Level 3	NAV (1)	Total
Domestic Plans
Equities	$—	$—	$—	$137,098	$137,098
Debt securities:
Domestic treasuries	—	—	—	78,808	78,808
Corporate bonds	—	—	—	23,824	23,824
Other	—	—	—	55,547	55,547
Property/real estate	—	—	—	52,708	52,708
Insurance products	—	—	—	—	—
Other	7,302	—	—	—	7,302
Total investments in Domestic Plans	$7,302	$—	$—	$347,985	$355,287

Foreign Plans
Equities	$—	$—	$—	$139,537	$139,537
Debt securities:
Domestic treasuries	—	—	—	—	—
Corporate bonds	—	—	—	21,677	21,677
Other	—	—	—	148,469	148,469
Property/real estate	—	—	—	17,365	17,365
Insurance products	—	19,611	—	—	19,611
Other	747	—	—	18,312	19,059
Total investments in Foreign Plans	$747	$19,611	$—	$345,360	$365,718

Total
Equities	$—	$—	$—	$276,635	$276,635
Debt securities:
Domestic treasuries	—	—	—	78,808	78,808
Corporate bonds	—	—	—	45,501	45,501
Other	—	—	—	204,016	204,016
Property/real estate	—	—	—	70,073	70,073
Insurance products	—	19,611	—	—	19,611
Other	8,049	—	—	18,312	26,361
Total investments	$8,049	$19,611	$—	$693,345	$721,005
(1)     Investments measured at fair value using the NAV per share practical expedient have not been classified in the fair value hierarchy. The amounts presented in the table are intended to reconcile the fair value hierarchy to the total fair value of plan assets.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

	December 31, 2019
(In thousands)	Level 1	Level 2	Level 3	NAV (1)	Total
Foreign Plans
Equities:
Canadian equities	$—	$—	$—	$12,973	$12,973
U.S. equities	—	—	—	5,160	5,160
Non-North American equities	—	—	—	23,239	23,239
Fixed income investments	—	—	—	46,309	46,309
Other	224	—	—	15,480	15,704
Total investments	$224	$—	$—	$103,161	$103,385
(1)     Investments measured at fair value using the NAV per share practical expedient have not been classified in the fair value hierarchy. The amounts presented in the table are intended to reconcile the fair value hierarchy to the total fair value of plan assets.
The Domestic and Foreign Plans' assets are measured at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets and liabilities are classified in the fair value hierarchy based on the lowest level of any input that is significant to the measurement of fair value. Investments for which fair value is measured using the net asset value (NAV) per share practical expedient are not classified in the fair value hierarchy. The majority of pension assets are comprised of common/collective/pool funds (i.e., mutual funds). These funds are valued at the net asset value of shares held in the underlying funds.
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
Other Benefits
As permitted by the Merger Agreement, Anixter granted restricted stock units prior to June 22, 2020 in the ordinary course of business to its employees. These awards, which did not accelerate solely as a result of the Merger, were converted into cash-only settled WESCO phantom stock units, which vest ratably over a 3-year period. As of December 31, 2020, the estimated fair value of these awards was $22.8 million. The Company recognized compensation expense associated with these awards of $9.2 million for the year ended December 31, 2020, which is reported as a component of selling, general and administrative expenses.
15. STOCK-BASED COMPENSATION
WESCO sponsors a stock-based compensation plan. The 1999 Long-Term Incentive Plan, as amended and restated (the “LTIP”) was designed to be the successor plan to all prior plans. Any shares remaining reserved for future issuance under the prior plans are available for issuance under the LTIP. The LTIP is administered by the Compensation Committee of the Board.
On May 31, 2017, the Company renewed and restated the LTIP, increasing the maximum number of shares of common stock that may be issued under the plan by 1.7 million shares to 3.4 million. In connection with the merger with Anixter on June 22, 2020, the Company assumed a portion of the remaining share reserve available under Anixter’s 2017 Stock Incentive Plan. The number of assumed shares, as adjusted, was equal to 185,000 shares and may be used for awards to be granted under the LTIP. Under the LTIP, the total number of shares of common stock authorized to be issued will be reduced by 1 share of common stock for every 1 share that is subject to a stock appreciation right granted, and 1.83 shares of common stock for every 1 share that is subject to an award other than a stock appreciation right granted on or after May 31, 2017. As of December 31, 2020, 1.1 million shares of common stock were reserved under the LTIP for future equity award grants.
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

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
WESCO recognized $19.3 million, $19.1 million and $16.4 million of non-cash stock-based compensation expense, which is included in selling, general and administrative expenses, for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, there was $33.5 million of total unrecognized compensation expense related to non-vested stock-based compensation arrangements for all awards previously made of which approximately $17.6 million is expected to be recognized in 2021, $12.3 million in 2022 and $3.6 million in 2023.
The total intrinsic value of awards exercised during the years ended December 31, 2020, 2019, and 2018 was $8.8 million, $10.7 million, and $8.2 million, respectively. The gross deferred tax benefit associated with the exercise of stock-based awards totaled $2.0 million, $2.5 million, and $2.0 million in 2020, 2019, and 2018, respectively.
The following table sets forth a summary of stock-settled stock appreciation rights and related information for the periods presented:

	Year Ended December 31,
	2020				2019		2018
	Awards	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (In thousands)	Awards	Weighted-Average Exercise Price	Awards	Weighted-Average Exercise Price
Beginning of year	2,337,049	$59.72			2,351,633	$59.26	2,238,607	$57.75
Granted	262,091	48.32			213,618	54.63	509,046	62.68
Exercised	(391,339)	47.11			(113,099)	35.01	(192,700)	40.74
Canceled	(46,245)	65.93			(115,103)	65.27	(203,320)	68.69
End of year	2,161,556	60.48	5.7	$39,834	2,337,049	59.72	2,351,633	59.26
Exercisable at end of year	1,630,891	$62.72	4.8	$26,622	1,723,370	$59.00	1,453,932	$57.93
The following table sets forth the weighted-average assumptions used to estimate the fair value of stock-settled stock appreciation rights granted during the periods presented:

	Year Ended December 31,
	2020	2019	2018
Stock-settled stock appreciation rights granted	262,091	213,618	509,046
Risk free interest rate	1.4%	2.5%	2.5%
Expected life (in years)	5	5	5
Expected volatility	30%	29%	28%
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The weighted-average fair value per stock-settled stock appreciation right granted was $13.86, $16.36 and $18.38 for the years ended December 31, 2020, 2019 and 2018, respectively.
The following table sets forth a summary of time-based restricted stock units and related information for the periods presented:

	Year Ended December 31,
	2020		2019		2018
	Awards	Weighted-Average Fair Value	Awards	Weighted-Average Fair Value	Awards	Weighted-Average Fair Value
Unvested at beginning of year	363,729	$60.00	327,798	$57.87	290,054	$58.11
Granted	656,717	37.44	192,106	54.13	122,062	62.40
Vested	(83,253)	69.17	(136,777)	46.52	(64,166)	67.91
Forfeited	(15,698)	56.79	(19,398)	59.62	(20,152)	58.15
Unvested at end of year	921,495	$43.15	363,729	$60.00	327,798	$57.87
The following table sets forth a summary of performance-based awards and related information for the periods presented:

	Year Ended December 31,
	2020		2019		2018
	Awards	Weighted-Average Fair Value	Awards	Weighted-Average Fair Value	Awards	Weighted-Average Fair Value
Unvested at beginning of year	195,305	$60.24	138,896	$59.33	148,508	$60.23
Granted	158,756	49.56	126,874	54.64	44,144	62.80
Vested	(25,909)	78.04	(25,696)	42.44	—	—
Forfeited	(22,883)	69.39	(44,769)	52.11	(53,756)	64.67
Unvested at end of year	305,269	$52.61	195,305	$60.24	138,896	$59.33
Vesting of the 305,269 shares of performance-based awards in the table above is dependent upon the achievement of certain performance targets, including 132,838 that are dependent upon the three-year average growth rate of WESCO's net income, 19,797 that are dependent upon the three-year average growth rate of the Company's fully diluted earnings per share, and 152,634 that are based upon the three-year cumulative return on net assets. These awards are accounted for as awards with performance conditions; compensation cost is recognized over the performance period based upon WESCO's determination of whether it is probable that the performance targets will be achieved.
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
In an effort to expand the Company's footprint in the Middle East, WESCO has been doing business since 2009 with WESTEC Supplies General Trading (“WESTEC”), an industrial equipment supplier headquartered in the United Arab Emirates. WESTEC has debt facilities comprised of a $5.5 million term loan and a $1.0 million line of credit to support its working capital requirements and joint sales efforts with WESCO. Due to the nature of WESCO’s arrangement with WESTEC, WESCO has provided a standby letter of credit under its revolving credit facility of up to $6.7 million as security for WESTEC’s debt facilities. As of December 31, 2020, WESTEC had outstanding indebtedness totaling $5.8 million. Management currently believes the estimated fair value of the noncontingent guarantee on the outstanding indebtedness is nominal and therefore a liability has not been recorded as of December 31, 2020.
As of December 31, 2020, the Company had $54.1 million in outstanding letters of credit and guarantees.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
17. BUSINESS SEGMENTS
Prior to the completion of its merger with Anixter on June 22, 2020, as described in Note 6, "Acquisitions", WESCO had four operating segments that had been aggregated as one reportable segment. Effective on the date of acquisition, the Company added Anixter as a separate reportable segment for the quarterly period ended June 30, 2020. At the beginning of the third quarter, the Company identified new operating segments organized around three strategic business units consisting of EES, CSS and UBS. These operating segments are equivalent to the Company's reportable segments. The operating segments in the respective periods were determined in accordance with the manner in which WESCO's chief operating decision maker ("CODM") reviewed financial information during those periods. The Company's CODM evaluates the performance of its operating segments based primarily on net sales, income from operations, and total assets. The applicable comparative financial information reported in the Company's previously issued consolidated financial statements for the years ended December 31, 2019 and 2018 has been recast below to conform to the basis of the new segments.
The following is a description of each of the Company's reportable segments and their business activities.
Electrical & Electronic Solutions
The EES segment supplies a broad range of products and supply chain solutions primarily to the Construction, Industrial and Original Equipment Manufacturer ("OEM") markets. Product categories include a broad range of electrical equipment and supplies, wire and cable, lubricants, pipe, valves, fittings, fasteners, cutting tools, power transmission, and safety products. In addition, OEM customers require a reliable supply of assemblies and components to incorporate into their own products as well as value-added services such as supplier consolidation, design and technical support, just-in-time supply and electronic commerce, and supply chain management. EES includes the “Electrical and Electronic Solutions” business acquired from Anixter and the majority of the legacy WESCO industrial and construction businesses.
Communications & Security Solutions
The CSS segment supplies products and customized supply chain solutions to customers in a diverse range of industries including technology, finance, telecommunications service providers, transportation, education, government, healthcare and retail. CSS sells these products directly to end users or through various channels including data communications contractors, security, network, professional audio/visual and systems integrators. CSS has a broad product portfolio that includes copper and fiber optic cable and connectivity, access control, video surveillance, intrusion and fire/life safety, cabinets, power, cable management, wireless, professional audio/video, voice and networking switches and other ancillary products. CSS includes the “Network and Security Solutions” business acquired from Anixter and the legacy WESCO data communications and safety businesses.
Utility & Broadband Solutions
The UBS segment supplies electrical transmission and distribution products, power plant maintenance, repair and operations supplies and smart-grid products, and arranges materials management and procurement outsourcing for the power generation, power transmission and electricity distribution industries. The UBS segment combines the “Utility Power Solutions” business acquired from Anixter, the legacy WESCO utility business, the legacy WESCO broadband business and the legacy WESCO integrated supply business.
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
The following table sets forth financial information by reportable segment for the periods presented:

(In thousands)	Year Ended December 31, 2020
	EES	CSS	UBS	Corporate	Total
Net sales	$5,479,760	$3,323,264	$3,522,971	$—	$12,325,995
Income from operations	260,207	217,163	231,702	(362,034)	347,038
Depreciation and amortization	35,811	37,765	22,380	25,644	121,600
Capital expenditures	7,081	1,495	12,834	35,261	56,671

	Year Ended December 31, 2019
(In thousands)	EES	CSS	UBS	Corporate	Total
Net sales	$4,860,541	$909,496	$2,588,880	$—	$8,358,917
Income from operations	261,788	43,835	184,931	(144,337)	346,217
Depreciation and amortization	28,569	7,155	13,583	12,800	62,107
Capital expenditures	20,405	3,093	6,460	14,109	44,067

	Year Ended December 31, 2018
(In thousands)	EES	CSS	UBS	Corporate	Total
Net sales	$4,878,836	$857,481	$2,440,284	$—	$8,176,601
Income from operations	289,065	34,592	165,149	(136,366)	352,440
Depreciation and amortization	30,198	7,413	13,447	11,939	62,997
Capital expenditures	7,487	129	2,235	26,359	36,210
The following table sets forth total assets by reportable segment for the periods presented:

	As of
	December 31, 2020
(In thousands)	EES	CSS	UBS	Corporate(1)	Total
Total assets	$3,726,855	$4,275,611	$2,947,406	$930,342	$11,880,214

	As of
	December 31, 2019
(In thousands)	EES	CSS	UBS	Corporate(1)	Total
Total assets	$2,523,481	$610,046	$1,747,809	$136,299	$5,017,635

(1)Total assets for Corporate primarily consist of cash and cash equivalents, deferred income taxes, fixed assets and right-of-use assets associated with operating leases.
The following table sets forth tangible long-lived assets by geographic area:

	As of December 31,
	2020	2019
(In thousands)
United States	$693,807	$315,288
Canada	146,620	95,642
Other International(1)	93,435	6,352
Total	$933,862	$417,282
(1)    No individual other international country's tangible long-lived assets are material.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
18. SELECTED QUARTERLY FINANCIAL DATA (unaudited)
The following table sets forth selected quarterly financial data for the years ended December 31, 2020 and 2019:

(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2020
Net sales	$1,968,647	$2,086,706	$4,141,801	$4,128,841
Cost of goods sold (excluding depreciation and amortization)(1)	1,592,249	1,692,931	3,356,259	3,356,890
Gross profit	376,398	393,775	785,542	771,951
Income from operations	60,913	15,270	178,095	92,763
Income (loss) before income taxes	44,441	(45,313)	104,332	19,384
Net income (loss)(1)	34,175	(34,459)	80,038	20,288
Net income (loss) attributable to common stockholders	34,407	(35,782)	66,167	5,632
Basic earnings (loss) per share attributable to common stockholders(2)	$0.82	$(0.84)	$1.32	$0.11
Diluted earnings (loss) per share attributable to common stockholders(3)	$0.82	$(0.84)	$1.31	$0.11

2019
Net sales	$1,961,267	$2,150,088	$2,148,110	$2,099,452
Cost of goods sold (excluding depreciation and amortization)	1,578,771	1,741,114	1,747,913	1,709,658
Gross profit	382,496	408,974	400,197	389,794
Income from operations	70,726	97,950	93,733	83,808
Income before income taxes	53,606	80,643	80,225	67,587
Net income	41,950	63,215	64,339	52,694
Net income attributable to common stockholders	42,369	63,464	64,495	53,098
Basic earnings per share attributable to common stockholders(2)	$0.94	$1.46	$1.53	$1.27
Diluted earnings per share attributable to common stockholders(3)	$0.93	$1.45	$1.52	$1.26
(1)    An out-of-period adjustment was recorded during the quarter ended December 31, 2020, resulting in an increase of $23.3 million to cost of goods sold and a decrease of $16.7 million to net income, as described in Note 2, "Accounting Policies".
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
19. SUBSEQUENT EVENTS
On January 14, 2021 (the “Redemption Date”), WESCO Distribution, Inc. redeemed its $500 million aggregate principal amount of 5.375% Senior Notes due 2021 (the "2021 Notes") at a redemption price equal to 100% of the principal amount of the 2021 Notes plus accrued interest on the 2021 Notes to, but not including, the Redemption Date. The redemption of the 2021 Notes was funded with borrowings under the Company's accounts receivable securitization and revolving credit facilities.
On February 1 and 12, 2021, the Company sold its legacy WESCO Utility and Datacom businesses in Canada, respectively, for cash consideration totaling approximately $52 million. These transactions fulfill the Company’s commitment to divest these businesses in connection with its Consent Agreement with the Canadian Competition Bureau related to the merger with Anixter. The Company expects to use the net proceeds from the divestiture to repay indebtedness.

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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the updated framework in Internal Control — Integrated Framework (2013) (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission on May 14, 2013. Based on our evaluation under the 2013 Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.
As permitted by Securities and Exchange Commission guidance, management excluded Anixter Inc. from its assessment of internal control over financial reporting, which was acquired on June 22, 2020, and accounted for approximately 30% of consolidated total assets and 37% of consolidated net sales as of and for the year ended December 31, 2020.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
Changes in Internal Control Over Financial Reporting
During the last fiscal quarter of 2020, there were no changes in the Company’s internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information set forth under the captions “Board of Directors” and “Executive Officers” in our definitive Proxy Statement for our 2021 Annual Meeting of Stockholders is incorporated herein by reference.
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
The information required by Item 10 that relates to our Directors and executive officers, including the Audit Committee and its financial expert, required by this item, is incorporated by reference from the information appearing under the captions “Corporate Governance,” “Board and Committee Meetings” and “Security Ownership” in our definitive Proxy Statement for our 2021 Annual Meeting of Stockholders that is to be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year on December 31, 2020.
Item 11. Executive Compensation.
The information set forth under the captions “Compensation Discussion and Analysis” and “Director Compensation” in our definitive Proxy Statement for our 2021 Annual Meeting of Stockholders is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information set forth under the caption “Security Ownership” in our definitive Proxy Statement for our 2021 Annual Meeting of Stockholders is incorporated herein by reference.
The following table provides information as of December 31, 2020 with respect to the shares of our common stock that may be issued under our existing equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	3,388,320	$38.59	1,103,977
Equity compensation plans not approved by security holders	—	—	—
Total	3,388,320	$38.59	1,103,977

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information set forth under the captions “Transactions with Related Persons” and “Corporate Governance” in our definitive Proxy Statement for our 2021 Annual Meeting of Stockholders is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
The information set forth under the caption “Independent Registered Public Accounting Firm Fees and Services” in our definitive Proxy Statement for our 2021 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedule.
The financial statements, financial statement schedule and exhibits listed below are filed as part of this annual report:
(a)(1) Financial Statements
The list of financial statements required by this item is set forth in Item 8, “Financial Statements and Supplementary Data,” and is incorporated herein by reference.
(2) Financial Statement Schedule
Schedule II — Valuation and Qualifying Accounts
(b)Exhibits

Exhibit No.	Description of Exhibit	Prior Filing or Sequential Page Number
2.1	Agreement and Plan of Merger, dated as of January 10, 2020, by and among WESCO International, Inc., Warrior Merger Sub, Inc. and Anixter International Inc.	Incorporated by reference to Exhibit 2.1 to WESCO’s Current Report on Form 8-K, dated January 13, 2020

3.1	Restated Certificate of Incorporation of WESCO International, Inc.	Incorporated by reference to Exhibit 3.1 to WESCO’s Registration Statement on Form S-4, dated September 28, 2001 (No. 333-70404)

3.2	Certificate of Amendment of Certificate of Incorporation to Restated Certificate of Incorporation of WESCO International, Inc.	Incorporated by reference to Exhibit 3.1 to WESCO’s Current Report on Form 8-K, dated May 29, 2014

3.3	Amended and Restated By-laws of WESCO International, Inc., effective as of May 29, 2014	Incorporated by reference to Exhibit 3.2 to WESCO’s Current Report on Form 8-K, dated May 29, 2014

3.4	Certificate of Designations with respect to the Series A Preferred Stock, dated June 22, 2020	Incorporated by reference to Exhibit 3.1 to WESCO’s Current Report on Form 8-K, dated June 22, 2020

3.5	Certificate of Designations of Series B Junior Participating Preferred Stock of WESCO International, Inc.	Incorporated by reference to Exhibit 3.1 to WESCO’s Current Report on Form 8-K, dated July 17, 2020

4.1	Indenture, dated November 26, 2013, among WESCO Distribution, Inc. and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.1 to WESCO’s Current Report on Form 8-K, dated November 27, 2013

4.2	Form of 5.375% Unrestricted Note due 2021	Incorporated by reference to Exhibit A-2 to Exhibit 4.1 to WESCO’s Current Report on Form 8-K, dated November 27, 2013

4.3	Indenture, dated June 15, 2016, among WESCO Distribution, Inc. and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.1 to WESCO’s Current Report on Form 8-K, dated June 15, 2016

4.4	Form of 5.375% Unrestricted Note due 2024	Incorporated by reference to Exhibit A-2 to Exhibit 4.1 to WESCO’s Current Report on Form 8-K, dated June 15, 2016

4.5	Indenture, dated June 12, 2020, between WESCO International, Inc., WESCO Distribution, Inc. and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.1 to WESCO’s Current Report on Form 8-K, dated June 12, 2020

4.6	Form of 7.125% Senior Note due 2025	Incorporated by reference to Exhibit A-1 to Exhibit 4.1 to WESCO’s Current Report on Form 8-K, dated June 12, 2020

Exhibit No.	Description of Exhibit	Prior Filing or Sequential Page Number
4.7	Form of 7.250% Senior Note due 2028	Incorporated by reference to Exhibit A-2 to Exhibit 4.1 to WESCO’s Current Report on Form 8-K, dated June 12, 2020

4.8
Deposit Agreement, dated as of June 19, 2020, among WESCO International, Inc., Computershare Inc. and Computershare Trust Company, N.A., jointly as the Depositary, and the holders from time to time of the Depositary Receipts described therein
Incorporated by reference to Exhibit 4.2 to WESCO’s Registration Statement on Form 8-A, dated June 19, 2020

4.9	Form of Depositary Receipt	Incorporated by reference to Exhibit 4.3 to WESCO’s Registration Statement on Form 8-A, dated June 19, 2020

4.10
Rights Agreement, dated as of July 17, 2020, between WESCO International, Inc. and Computershare Trust Company, N.A., as rights agent, which includes the form of Certificate of Designations as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C
Incorporated by reference to Exhibit 4.1 to WESCO’s Current Report on Form 8-K, dated July 17, 2020

4.11	Description of WESCO International, Inc.’s securities	Filed herewith

10.1	1999 Deferred Compensation Plan for Non-Employee Directors, as amended and restated September 20, 2007	Incorporated by reference to Exhibit 10.5 to WESCO's Annual Report on Form 10-K for the year ended December 31, 2011

Exhibit No.	Description of Exhibit	Prior Filing or Sequential Page Number
10.2	Form of Stock Appreciation Rights Agreement for Employees	Incorporated by reference to Exhibit 10.7 to WESCO's Annual Report on Form 10-K for the year ended December 31, 2011

10.3	Form of Stock Appreciation Rights Agreement for Non-Employee Directors	Incorporated by reference to Exhibit 10.3 to WESCO’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010

10.4	Amended and Restated Employment Agreement, dated as of September 1, 2009, between WESCO International Inc. and John J. Engel	Incorporated by reference to Exhibit 10.2 to WESCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009

10.5	Term Sheet, dated January 15, 2010, memorializing terms of employment of Diane Lazzaris by WESCO International, Inc.	Incorporated by reference to Exhibit 10.28 to WESCO’s Annual Report on Form 10-K for the year ended December 31, 2009

10.6	1999 Long-Term Incentive Plan, as restated effective as of May 30, 2013	Incorporated by reference to Appendix A to the Proxy Statement filed on Schedule 14A on April 16, 2013

10.7	Form of Stock Appreciation Rights Agreement for Employees	Incorporated by reference to Exhibit 10.33 to WESCO's Annual Report on Form 10-K for the year ended December 31, 2014

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

10.32
Fourth Amended and Restated Credit Agreement, dated as of June 22, 2020, by and among WESCO Distribution, Inc., the other U.S. borrowers party thereto, WESCO Distribution Canada LP, the other Canadian borrowers party thereto, WESCO International, Inc., the lenders party thereto and Barclays Bank PLC., as administrative agent
Incorporated by reference to Exhibit 10.1 to WESCO’s Current Report on Form 8-K, dated June 24, 2020

10.33
Fifth Amended and Restated Receivables Purchase Agreement, dated as of June 22, 2020, by and among WESCO Receivables Corp., WESCO Distribution, Inc., the various purchaser groups from time to time party thereto and PNC Bank, National Association, as administrator.
Incorporated by reference to Exhibit 10.2 to WESCO’s Current Report on Form 8-K, dated June 24, 2020

10.34	Form of Restricted Stock Unit Award Agreement (Special Awards)	Incorporated by reference to Exhibit 10.1 to WESCO’s Current Report on Form 8-K, dated June 25, 2020

10.35	WESCO International, Inc. Change in Control Severance Plan	Incorporated by reference to Exhibit 10.2 to WESCO’s Current Report on Form 8-K, dated June 25, 2020

10.36	Agreement, dated June 22, 2020, memorializing terms of employment of David Schulz by WESCO International, Inc.	Incorporated by reference to Exhibit 10.1 to WESCO’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2020

10.37	Agreement, dated June 22, 2020, memorializing terms of employment of Nelson Squires by WESCO International, Inc.	Incorporated by reference to Exhibit 10.2 to WESCO’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2020

10.38	Agreement, dated June 22, 2020, memorializing terms of employment of Christine Wolf by WESCO International, Inc.	Incorporated by reference to Exhibit 10.3 to WESCO’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2020

10.39	Agreement, dated June 22, 2020, memorializing terms of employment of Diane Lazzaris by WESCO International, Inc.	Incorporated by reference to Exhibit 10.4 to WESCO’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2020

10.40
First Amendment to Fourth Amended and Restated Credit Agreement, dated as of December 14, 2020, among WESCO Distribution, the other U.S. borrowers party thereto, WESCO Distribution Canada LP, the other Canadian borrowers party thereto, WESCO, the lenders party thereto and Barclays Bank PLC, as administrative agent.
Filed herewith

Exhibit No.	Description of Exhibit	Prior Filing or Sequential Page Number
10.41
First Amendment to Fifth Amended and Restated Receivables Purchase Agreement, dated December 14, 2020 (the “Receivables Amendment”), by and among WESCO Receivables Corp., WESCO Distribution, the various purchaser groups from time to time party thereto and PNC Bank, National Association, as administrator.
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
Copies of exhibits may be retrieved electronically at the U.S. Securities and Exchange Commission’s home page at www.sec.gov. Exhibits will also be furnished without charge by writing to David S. Schulz, Executive Vice President and Chief Financial Officer, 225 West Station Square Drive, Suite 700, Pittsburgh, Pennsylvania 15219. Requests may also be directed to (412) 454-2200.

Schedule II—Valuation and Qualifying Accounts

	Balance at beginning	Charged to	Charged to other		Balance at
	of period	earnings	accounts(1)	Deductions(2)	end of period
Allowance for expected credit losses	(In thousands)
Year Ended December 31, 2020	$25,443	$11,701	$5,160	$(18,395)	$23,909
Year Ended December 31, 2019	24,468	7,006	52	(6,083)	25,443
Year Ended December 31, 2018	21,313	10,854	—	(7,699)	24,468
(1)For the year ended December 31, 2020, the amount charged to other accounts relates to the acquisition of Anixter.
(2)Includes a reduction in the allowance for expected credit losses due to the write-off of accounts receivable.

	Balance at beginning	Charged to	Charged to other		Balance at
	of period	earnings	accounts(1)	Deductions	end of period
Allowance for deferred tax assets	(In thousands)
Year Ended December 31, 2020	$5,854	$1,900	$52,875	$—	$60,629
Year Ended December 31, 2019	4,072	1,745	37	—	5,854
Year Ended December 31, 2018	2,518	1,608	(54)	—	4,072
(1)For the year ended December 31, 2020, the amount charged to other accounts includes $59.3 million that was recorded in connection with the acquisition of Anixter.

Item 16. Form 10-K Summary.
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESCO INTERNATIONAL, INC.
By:	/s/ JOHN J. ENGEL
	Name:	John J. Engel
	Title:	Chairman, President and Chief Executive Officer
	Date:	March 1, 2021

WESCO INTERNATIONAL, INC.
By:	/s/ DAVID S. SCHULZ
	Name:	David S. Schulz
	Title:	Executive Vice President and Chief Financial Officer
	Date:	March 1, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN J. ENGEL	Chairman, President and Chief Executive Officer	March 1, 2021
John J. Engel	(Principal Executive Officer)

/s/ DAVID S. SCHULZ	Executive Vice President and Chief Financial Officer	March 1, 2021
David S. Schulz	(Principal Financial and Accounting Officer)

/s/ MATTHEW J. ESPE	Director	March 1, 2021
Matthew J. Espe

/s/ BOBBY J. GRIFFIN	Director	March 1, 2021
Bobby J. Griffin

/s/ JOHN K. MORGAN	Director	March 1, 2021
John K. Morgan

/s/ STEVEN A. RAYMUND	Director	March 1, 2021
Steven A. Raymund

/s/ JAMES L. SINGLETON	Director	March 1, 2021
James L. Singleton

/s/ EASWARAN SUNDARAM	Director	March 1, 2021
Easwaran Sundaram

/s/ LAURA K. THOMPSON	Director	March 1, 2021
Laura K. Thompson

/s/ LYNN M. UTTER	Director	March 1, 2021
Lynn M. Utter