Form 10-Q
period 2021-03-31
WESCO INTERNATIONAL INC
filed 2021-05-07
CIK 929008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 6, 2021, 50,182,480 shares of common stock, $0.01 par value, of the registrant were outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
The interim financial information required by this item is set forth in the unaudited Condensed Consolidated Financial Statements and Notes thereto in this Quarterly Report on Form 10-Q, as follows:

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(unaudited)

	As of
Assets	March 31, 2021	December 31, 2020
Current assets:
Cash and cash equivalents	$303,887	$449,135
Trade accounts receivable, net of allowance for expected credit losses of $28,333 and $23,909 in 2021 and 2020, respectively	2,574,803	2,466,903
Other accounts receivable	234,898	239,199
Inventories	2,290,453	2,163,831
Prepaid expenses and other current assets	171,099	187,910
Total current assets	5,575,140	5,506,978
Property, buildings and equipment, net of accumulated depreciation of $323,819 and $312,106 in 2021 and 2020, respectively	391,240	399,157
Operating lease assets	519,311	534,705
Intangible assets, net	2,045,992	2,065,495
Goodwill	3,199,494	3,187,169
Other assets	147,093	131,637
Assets held for sale	—	55,073
Total assets	$11,878,270	$11,880,214
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,955,365	$1,707,329
Accrued payroll and benefit costs	157,498	198,535
Short-term debt and current portion of long-term debt, net of debt issuance costs of $1,039 in 2020	20,802	528,830
Other current liabilities	592,346	552,301
Total current liabilities	2,726,011	2,986,995
Long-term debt, net of debt discount and debt issuance costs of $83,627 and $87,142 in 2021 and 2020, respectively	4,592,734	4,369,953
Operating lease liabilities	399,758	414,889
Deferred income taxes	474,274	488,261
Other noncurrent liabilities	285,790	278,010
Liabilities held for sale	—	5,717
Total liabilities	$8,478,567	$8,543,825
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $.01 par value; 20,000,000 shares authorized, no shares issued or outstanding	—	—
Preferred stock, Series A, $.01 par value; 25,000 shares authorized, 21,612 shares issued and outstanding in 2021 and 2020	—	—
Common stock, $.01 par value; 210,000,000 shares authorized, 67,726,867 and 67,596,515 shares issued and 50,180,007 and 50,064,985 shares outstanding in 2021 and 2020, respectively	678	676
Class B nonvoting convertible common stock, $.01 par value; 20,000,000 shares authorized, 4,339,431 issued and no shares outstanding in 2021 and 2020, respectively	43	43
Additional capital	1,946,517	1,942,810
Retained earnings	2,645,871	2,601,662
Treasury stock, at cost; 21,886,291 and 21,870,961 shares in 2021 and 2020, respectively	(939,756)	(938,335)
Accumulated other comprehensive loss	(246,293)	(263,134)
Total WESCO International, Inc. stockholders' equity	3,407,060	3,343,722
Noncontrolling interests	(7,357)	(7,333)
Total stockholders’ equity	3,399,703	3,336,389
Total liabilities and stockholders’ equity	$11,878,270	$11,880,214
The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31
	2021	2020
Net sales	$4,041,477	$1,968,647
Cost of goods sold (excluding depreciation and amortization)	3,230,441	1,592,249
Selling, general and administrative expenses	636,576	299,392
Depreciation and amortization	41,209	16,093
Income from operations	133,251	60,913
Interest expense, net	70,373	16,592
Other, net	(2,807)	(120)
Income before income taxes	65,685	44,441
Provision for income taxes	6,531	10,266
Net income	59,154	34,175
Less: Net loss attributable to noncontrolling interests	(24)	(232)
Net income attributable to WESCO International, Inc.	59,178	34,407
Less: Preferred stock dividends	14,352	—
Net income attributable to common stockholders	$44,826	$34,407
Other comprehensive income (loss):
Foreign currency translation adjustments	16,841	(93,851)
Comprehensive income (loss) attributable to common stockholders	$61,667	$(59,444)

Earnings per share attributable to common stockholders
Basic	$0.89	$0.82
Diluted	$0.87	$0.82

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended
	March 31
	2021	2020
Operating activities:
Net income	$59,154	$34,175
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,209	16,093
Stock-based compensation expense	5,954	4,626
Gain on divestitures, net (Note 4)	(8,927)	—
Other operating activities, net	5,939	(2,866)
Deferred income taxes	(13,074)	1,979
Changes in assets and liabilities:
Trade accounts receivable, net	(117,412)	(53,944)
Other accounts receivable	7,563	19,236
Inventories	(124,772)	37,807
Other current and noncurrent assets	17,140	(3,125)
Accounts payable	250,987	(10,858)
Accrued payroll and benefit costs	(43,824)	(18,973)
Other current and noncurrent liabilities	40,553	7,378
Net cash provided by operating activities	120,490	31,528
Investing activities:
Capital expenditures	(10,211)	(15,762)
Acquisition payments (Note 4)	—	(100,000)
Proceeds from divestitures (Note 4)	54,142	—
Other investing activities, net	611	5,497
Net cash provided by (used in) investing activities	44,542	(110,265)
Financing activities:
Repayments of short-term debt, net	(8,499)	(383)
Repayment of 5.375% Senior Notes due 2021 (Note 8)	(500,000)	—
Proceeds from issuance of long-term debt	956,595	585,511
Repayments of long-term debt	(736,595)	(300,511)
Repurchases of common stock	(4,342)	(1,566)
Payment of dividends	(14,352)	—
Other financing activities, net	(4,980)	(4,360)
Net cash (used in) provided by financing activities	(312,173)	278,691

Effect of exchange rate changes on cash and cash equivalents	1,893	(8,296)
Net change in cash and cash equivalents	(145,248)	191,658
Cash and cash equivalents at the beginning of period	449,135	150,902
Cash and cash equivalents at the end of period	$303,887	$342,560
Supplemental disclosures:
Cash paid for interest	$10,733	$4,029
Cash paid for income taxes	$6,086	$6,245
Right-of-use assets obtained in exchange for new operating lease liabilities	$19,960	$57,185
The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except shares)
(unaudited)

												Accumulated Other
			Class B		Series A			Retained				Comprehensive
	Common Stock		Common Stock		Preferred Stock		Additional	Earnings	Treasury Stock		Noncontrolling	Income
	Amount	Shares	Amount	Shares	Amount	Shares	Capital	(Deficit)	Amount	Shares	Interests	(Loss)
Balance, December 31, 2020	$676	67,596,515	$43	4,339,431	$—	21,612	$1,942,810	$2,601,662	$(938,335)	(21,870,961)	$(7,333)	$(263,134)
Exercise of stock-based awards	2	165,641					(38)		(1,421)	(15,330)
Stock-based compensation expense							5,954
Tax withholding related to vesting of restricted stock units and retirement of common stock	—	(35,289)					(2,209)	(617)
Noncontrolling interests											(24)
Net income attributable to WESCO								59,178
Preferred stock dividends								(14,352)
Translation adjustments												16,841
Balance, March 31, 2021	$678	67,726,867	$43	4,339,431	$—	21,612	$1,946,517	$2,645,871	$(939,756)	(21,886,291)	$(7,357)	$(246,293)

												Accumulated Other
			Class B		Series A			Retained				Comprehensive
	Common Stock		Common Stock		Preferred Stock		Additional	Earnings	Treasury Stock		Noncontrolling	Income
	Amount	Shares	Amount	Shares	Amount	Shares	Capital	(Deficit)	Amount	Shares	Interests	(Loss)
Balance, December 31, 2019	$593	59,308,018	$43	4,339,431	$—	—	$1,039,347	$2,530,429	$(937,157)	(21,850,356)	$(6,812)	$(367,772)
Exercise of stock-based awards	1	105,620					(39)		79	2,020
Stock-based compensation expense							4,626
Tax withholding related to vesting of restricted stock units and retirement of common stock	—	(31,680)					(2,297)	761
Noncontrolling interests											(232)
Net income attributable to WESCO								34,407
Translation adjustments												(93,851)
Balance, March 31, 2020	$594	59,381,958	$43	4,339,431	$—	—	$1,041,637	$2,565,597	$(937,078)	(21,848,336)	$(7,044)	$(461,623)
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
The Company has operating segments that are organized around three strategic business units consisting of Electrical & Electronic Solutions ("EES"), Communications & Security Solutions ("CSS") and Utility & Broadband Solutions ("UBS").
2. ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements of WESCO have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). The unaudited condensed consolidated financial information should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in WESCO’s 2020 Annual Report on Form 10-K as filed with the SEC on March 1, 2021. The Condensed Consolidated Balance Sheet at December 31, 2020 was derived from the audited Consolidated Financial Statements as of that date, but does not include all of the disclosures required by accounting principles generally accepted in the United States of America.
The unaudited Condensed Consolidated Balance Sheet as of March 31, 2021, the unaudited Condensed Consolidated Statements of Income and Comprehensive Income (Loss), the unaudited Condensed Consolidated Statements of Cash Flows, and the unaudited Condensed Consolidated Statements of Stockholders' Equity for the three months ended March 31, 2021 and 2020, respectively, in the opinion of management, have been prepared on the same basis as the audited Consolidated Financial Statements and include all adjustments necessary for the fair statement of the results of the interim periods presented herein. All adjustments reflected in the unaudited condensed consolidated financial information are of a normal recurring nature unless indicated. The results for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.
Prior to the completion of its merger with Anixter International Inc. ("Anixter") on June 22, 2020, as described in Note 4, "Acquisitions and Disposals", WESCO had four operating segments that had been aggregated as one reportable segment. Effective on the date of acquisition, the Company added Anixter as a separate reportable segment for the quarterly period ended June 30, 2020. At the beginning of the third quarter of 2020, the Company identified new operating segments organized around three strategic business units consisting of EES, CSS and UBS. These operating segments are equivalent to the Company's reportable segments. The operating segments in the respective periods were determined in accordance with the manner in which WESCO's chief operating decision maker ("CODM") reviewed financial information during those periods. The financial information used by the CODM to evaluate the performance of the Company's operating segments is disclosed in Note 13, "Business Segments". The applicable comparative financial information reported in the Company's previously issued interim financial statements for the three months ended March 31, 2020 has been recast in this Quarterly Report on Form 10-Q to conform to the basis of the new segments.
Reclassifications
For the three months ended March 31, 2020, $0.1 million of other non-operating income has been reclassified from net interest and other to other, net in the unaudited Condensed Consolidated Statement of Income and Comprehensive Loss, and $4.6 million of stock-based compensation expense has been reclassified from other operating activities in the unaudited Condensed Consolidated Statement of Cash Flows. These reclassifications have been made to conform to the current period presentation.
Recently Adopted Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which removes certain exceptions to the general principles of Accounting Standards Codification Topic 740, Income Taxes, and simplifies other aspects of accounting for income taxes. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption. The Company adopted this ASU in the first quarter of 2021. The adoption of this guidance did not have a material impact on the consolidated financial statements and notes thereto presented herein.

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
3. REVENUE
WESCO distributes products and provides services to customers globally in various end markets within its business segments. The segments, which consist of EES, CSS and UBS operate in the United States, Canada and various other international countries.
The following tables disaggregate WESCO’s net sales by segment and geography for the periods presented:

	Three Months Ended
	March 31
(In thousands)	2021	2020
EES	$1,720,813	$1,114,457
CSS	1,250,615	223,726
UBS	1,070,049	630,464
Total by segment	$4,041,477	$1,968,647

	Three Months Ended
	March 31
(In thousands)	2021	2020
United States	$2,930,435	$1,478,491
Canada	607,753	377,419
Other International(1)	503,289	112,737
Total by geography(2)	$4,041,477	$1,968,647
(1)    No individual other international country's net sales are material.
(2)    WESCO attributes revenues from external customers to individual countries on the basis of point of sale.
In accordance with certain contractual arrangements, WESCO receives payment from its customers in advance and recognizes such payment as deferred revenue. Revenue for advance payment is recognized when the performance obligation has been satisfied and control has transferred to the customer, which is generally upon shipment. Deferred revenue is usually recognized within a year or less from the date of the customer’s advance payment. At March 31, 2021 and December 31, 2020, $22.6 million and $24.3 million, respectively, of deferred revenue was recorded as a component of other current liabilities in the Condensed Consolidated Balance Sheets.
WESCO’s revenues are adjusted for variable consideration, which includes customer volume rebates, returns, and discounts. WESCO measures variable consideration by estimating expected outcomes using analysis and inputs based upon historical data as well as current and forecasted information. Variable consideration is reviewed by management on a monthly basis and revenue is adjusted accordingly. Variable consideration reduced revenue for the three months ended March 31, 2021 and 2020 by approximately $105.4 million and $23.3 million, respectively. As of March 31, 2021 and December 31, 2020, the Company's estimated product return obligation was $36.6 million and $38.9 million, respectively.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

Shipping and handling activities are recognized in net sales when they are billed to the customer. WESCO has elected to recognize shipping and handling costs as a fulfillment cost. Shipping and handling costs recorded as a component of selling, general and administrative expenses totaled $53.3 million and $18.0 million for the three months ended March 31, 2021 and 2020, respectively.
4. ACQUISITIONS AND DISPOSALS
Anixter International Inc.
On June 22, 2020, WESCO completed its acquisition of Anixter, a Delaware corporation. Pursuant to the terms of the Agreement and Plan of Merger, dated January 10, 2020 (the “Merger Agreement”), by and among Anixter, WESCO and Warrior Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of WESCO (“Merger Sub”), Merger Sub was merged with and into Anixter (the “Merger”), with Anixter surviving the Merger and continuing as a wholly owned subsidiary of WESCO. On June 23, 2020, Anixter merged with and into Anixter Inc., with Anixter Inc. surviving to become a wholly owned subsidiary of WESCO.
The Company used the net proceeds from the issuance of senior unsecured notes, borrowings under its revolving credit and accounts receivable securitization facilities, as well as cash on hand, to finance the acquisition of Anixter and related transaction costs.
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
The total preliminary estimated fair value of consideration transferred for the Merger consisted of the following:

(In thousands)
Cash portion attributable to common stock outstanding	$2,476,010
Cash portion attributable to options and restricted stock units outstanding	87,375
Fair value of cash consideration	2,563,385
Common stock consideration	313,512
Series A preferred stock consideration	573,786
Fair value of equity consideration	887,298
Extinguishment of Anixter obligations, including accrued and unpaid interest(1)	1,247,653
Total purchase consideration	$4,698,336
Supplemental cash flow disclosure related to acquisitions:
Cash paid for acquisition	$3,811,038
Less: Cash acquired	(103,463)
Cash paid for acquisition, net of cash acquired	$3,707,575

(1)    The extinguishment of Anixter obligations includes a termination fee of $100.0 million that WESCO paid to entities affiliated with Clayton, Dubilier & Rice, LLC ("CD&R"), on behalf of Anixter, during the three months ended March 31, 2020. Such fee was required to terminate Anixter's then-existing merger agreement with CD&R.

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
Since the initial measurement of the identified assets acquired and liabilities assumed, the Company has recognized adjustments to trade accounts receivable of $9.2 million, inventories of $8.5 million, operating lease assets of $18.0 million, total identifiable intangible assets of $5.4 million, other noncurrent assets of $15.5 million, accounts payable of $7.2 million, operating lease liabilities of $17.0 million, deferred income taxes of $30.9 million and other noncurrent liabilities of $40.0 million. Certain other measurement period adjustments were made to the identified assets acquired and liabilities assumed, none of which were significant, individually or in aggregate. The net impact of these adjustments was an increase to goodwill of $3.0 million.
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The following table sets forth the preliminary allocation of the purchase consideration to the respective fair value of assets acquired and liabilities assumed for the acquisition of Anixter:

(In thousands)
Assets
Cash and cash equivalents	$103,463
Trade accounts receivable	1,300,710
Other accounts receivable	116,386
Inventories	1,416,296
Prepaid expenses and other current assets	54,978
Property, buildings and equipment	211,721
Operating lease assets	280,285
Intangible assets	1,838,065
Goodwill	1,370,984
Other assets	141,901
Total assets	$6,834,789

Liabilities
Accounts payable	$912,974
Accrued payroll and benefit costs	69,480
Short-term debt and current portion of long-term debt	13,225
Other current liabilities	225,516
Long-term debt	77,617
Operating lease liabilities	217,303
Deferred income taxes	373,478
Other noncurrent liabilities	246,860
Total liabilities	$2,136,453

Fair value of net assets acquired, including goodwill and intangible assets	$4,698,336

The following table sets forth the preliminary identifiable intangible assets and their estimated weighted-average useful lives:

Identifiable Intangible Assets	Estimated Fair Value	Weighted-Average Estimated Useful Life in Years(1)
	(In thousands)
Customer relationships	$1,098,900	19
Trademarks	735,000	Indefinite
Non-compete agreements	4,165	2
Total identifiable intangible assets	$1,838,065
(1)    Measurement period adjustments include an update to the estimated useful lives initially assigned to customer relationships, which resulted in income of $6.4 million during the year ended December 31, 2020.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The results of operations of Anixter are included in the unaudited condensed consolidated financial statements beginning on June 22, 2020, the acquisition date. For the three months ended March 31, 2021, the condensed consolidated statement of income includes $2.1 billion of net sales, and $105.4 million of income from operations for Anixter. Costs related to the merger are primarily comprised of advisory, restructuring, legal and other costs of $46.3 million and $4.6 million, which are included in selling, general and administrative expenses for the three months ended March 31, 2021 and 2020, respectively.
Pro Forma Financial Information
The following unaudited pro forma financial information presents combined results of operations for the period presented, as if the Company had completed the Merger on January 1, 2019. The unaudited pro forma financial information includes adjustments to amortization and depreciation for intangible assets and property, buildings and equipment, adjustments to interest expense for the additional indebtedness incurred to complete the acquisition (including the amortization of debt discount and issuance costs), transaction costs, dividends accrued on the Series A preferred stock, compensation expense associated with the WESCO phantom stock unit awards described in Note 9, "Employee Benefit Plans", as well as the respective income tax effects of such adjustments. For the three months ended March 31, 2020, adjustments totaling $50.2 million decreased the unaudited pro forma net income attributable to common stockholders. The unaudited pro forma financial information does not reflect any cost savings, operating synergies or revenue enhancements that WESCO may achieve as a result of its acquisition of Anixter, the costs to integrate the operations of WESCO and Anixter or the costs necessary to achieve these cost savings, operating synergies and revenue enhancements. The unaudited pro forma financial information presented below is not necessarily indicative of consolidated results of operations of the combined business had the acquisition occurred at the beginning of the respective period, nor is it necessarily indicative of future results of operations of the combined company.

Three Months Ended
(In thousands)	March 31, 2020
Pro forma net sales	$4,040,347
Pro forma net income attributable to common stockholders	19,880

Canadian Divestitures
On August 6, 2020, the Company entered into a Consent Agreement with the Competition Bureau of Canada regarding the merger with Anixter. Under the Consent Agreement, the Company was required to divest certain legacy WESCO utility and data communications businesses in Canada. In February 2021, the Company completed such divestitures for cash consideration totaling $54.1 million. The Company recognized a net gain from the sale of these businesses of $8.9 million, which is reported as a component of selling, general and administrative expenses for the three months ended March 31, 2021. These sales fulfilled the Company’s divestiture commitments under the Consent Agreement and the net cash proceeds were used to repay debt.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

5. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table sets forth the changes in the carrying value of goodwill:

	Three Months Ended
	March 31, 2021
	EES	CSS	UBS	Total
	(In thousands)
Beginning balance January 1(1)	$853,456	$1,115,500	$1,218,213	$3,187,169
Adjustments to goodwill for acquisitions (Note 4)(2)	(2,290)	3,831	(952)	589
Foreign currency exchange rate changes	6,638	738	4,360	11,736
Ending balance March 31	$857,804	$1,120,069	$1,221,621	$3,199,494
(1)    The beginning balance excludes $26.1 million of goodwill that was classified as held for sale on the UBS segment as of December 31, 2020 and disposed in the first quarter of 2021 as part of the divestitures disclosed in Note 4, "Acquisitions and Disposals".
(2)    Includes the effect on goodwill of the adjustments to the assets acquired and liabilities assumed in the merger with Anixter since their initial measurement, as described in Note 4, "Acquisitions and Disposals".
Intangible Assets
The components of intangible assets are as follows:

		March 31, 2021			December 31, 2020
	Life (in years)	Gross Carrying Amount (1)	Accumulated Amortization (1)	Net Carrying Amount	Gross Carrying Amount (1)	Accumulated Amortization (1)	Net Carrying Amount
Intangible assets:		(In thousands)
Trademarks	Indefinite	$834,426	$—	$834,426	$833,793	$—	$833,793
Customer relationships(2)	10 - 20	1,437,489	(249,177)	1,188,312	1,434,554	(227,585)	1,206,969
Distribution agreements (2)	10 - 19	29,212	(21,463)	7,749	29,212	(21,040)	8,172
Trademarks(2)	10 - 15	24,899	(11,914)	12,985	24,898	(11,415)	13,483
Non-compete agreements	2 - 5	4,422	(1,902)	2,520	4,462	(1,384)	3,078
		$2,330,448	$(284,456)	$2,045,992	$2,326,919	$(261,424)	$2,065,495
(1)    Excludes the original cost and related accumulated amortization of fully-amortized intangible assets.
(2)    The net carrying amount as of December 31, 2020 excluded $1.0 million of trademarks, $3.3 million of customer relationships and $1.4 million of distribution agreements that were classified as held for sale and disposed in the first quarter of 2021 as part of the divestitures disclosed in Note 4, "Acquisitions and Disposals".
Amortization expense related to intangible assets totaled $21.6 million and $8.5 million for the three months ended March 31, 2021 and 2020, respectively.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The following table sets forth the remaining estimated amortization expense for intangible assets for the next five years and thereafter:

For year ending December 31,	(In thousands)
2021	$65,703
2022	84,318
2023	83,410
2024	80,767
2025	77,501
Thereafter	819,867

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
Stock-settled stock appreciation rights vest ratably over a three-year period and terminate on the tenth anniversary of the grant date unless terminated sooner under certain conditions. Restricted stock unit awards granted in February 2020 and prior vest based on a minimum time period of three years. The special award described below vests in tranches. Restricted stock units awarded in 2021 vest ratably over a three-year period on each of the first, second and third anniversaries of the grant date. Vesting of performance-based awards is based on a three-year performance period, and the number of shares earned, if any, depends on the attainment of certain performance levels. Outstanding awards would vest upon the consummation of a change in control transaction and performance-based awards would vest at the target level.
On July 2, 2020, a special award of restricted stock units was granted to certain officers of the Company. These awards vest in tranches of 30% on each of the first and second anniversaries of the grant date and 40% on the third anniversary of the grant date, subject, in each case, to continued employment through the applicable anniversary date.
Performance-based awards granted in 2021, 2020 and 2019 were based on two equally-weighted performance measures: the three-year average growth rate of WESCO's net income and the three-year cumulative return on net assets.
During the three months ended March 31, 2021 and 2020, WESCO granted the following stock-settled stock appreciation rights, restricted stock units and performance-based awards at the following weighted-average fair values:

	Three Months Ended
	March 31, 2021	March 31, 2020
Stock-settled stock appreciation rights granted	136,194	262,091
Weighted-average fair value	$33.05	$13.86

Restricted stock units granted	300,722	211,450
Weighted-average fair value	$76.89	$48.32

Performance-based awards granted	119,792	158,756
Weighted-average fair value	$76.50	$48.67

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The fair value of stock-settled stock appreciation rights was estimated using the following weighted-average assumptions:

	Three Months Ended
	March 31, 2021	March 31, 2020
Risk free interest rate	0.8%	1.4%
Expected life (in years)	7	5
Expected volatility	41%	30%
The risk-free interest rate is based on the U.S. Treasury Daily Yield Curve as of the grant date. The expected life is based on historical exercise experience and the expected volatility is based on the volatility of the Company's daily stock price over the expected life preceding the grant date of the award.
The following table sets forth a summary of stock-settled stock appreciation rights and related information for the three months ended March 31, 2021:

	Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2020	2,161,556	$60.48
Granted	136,194	76.80
Exercised	(186,055)	60.92
Forfeited	(12,719)	52.57
Outstanding at March 31, 2021	2,098,976	61.55	5.9	$52,427
Exercisable at March 31, 2021	1,729,195	$61.89	5.2	$42,612

The following table sets forth a summary of time-based restricted stock units and related information for the three months ended March 31, 2021:

	Awards	Weighted- Average Fair Value
Unvested at December 31, 2020	921,495	$43.15
Granted	300,722	76.89
Vested	(90,178)	60.66
Forfeited	(16,129)	54.57
Unvested at March 31, 2021	1,115,910	$50.66

The following table sets forth a summary of performance-based awards for the three months ended March 31, 2021:

	Awards	Weighted- Average Fair Value
Unvested at December 31, 2020	305,269	$52.61
Granted	119,792	76.50
Vested	(22,371)	62.80
Forfeited	(27,802)	59.87
Unvested at March 31, 2021	374,888	$59.13

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

Vesting of the 374,888 shares of performance-based awards in the table above is dependent upon the achievement of certain performance targets, including 187,444 that are dependent upon the three-year average growth rate of WESCO's net income and 187,444 that are based upon the three-year cumulative return on net assets. These awards are accounted for as awards with performance conditions; compensation cost is recognized over the performance period based upon WESCO's determination of whether it is probable that the performance targets will be achieved.
WESCO recognized $6.0 million and $4.6 million of non-cash stock-based compensation expense, which is included in selling, general and administrative expenses, for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, there was $62.3 million of total unrecognized compensation expense related to non-vested stock-based compensation arrangements for all awards previously made of which approximately $22.1 million is expected to be recognized over the remainder of 2021, $23.8 million in 2022, $15.1 million in 2023 and $1.3 million in 2024.
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
The following table sets forth the details of basic and diluted earnings per share:

	Three Months Ended
	March 31
(In thousands, except per share data)	2021	2020
Net income attributable to WESCO International, Inc.	$59,178	$34,407
Less: Preferred stock dividends	14,352	—
Net income attributable to common stockholders	$44,826	$34,407
Weighted-average common shares outstanding used in computing basic earnings per share	50,124	41,837
Common shares issuable upon exercise of dilutive equity awards	1,584	238
Weighted-average common shares outstanding and common share equivalents used in computing diluted earnings per share	51,708	42,075
Earnings per share attributable to common stockholders
Basic	$0.89	$0.82
Diluted	$0.87	$0.82
For the three months ended March 31, 2021 and 2020 , the computation of diluted earnings per share attributable to common stockholders excluded stock-based awards of approximately 0.3 million and 2.3 million, respectively. These amounts were excluded because their effect would have been antidilutive.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

8. DEBT
The following table sets forth WESCO's outstanding indebtedness:

	As of
	March 31, 2021	December 31, 2020
	(In thousands)
International lines of credit	$20,293	$29,575
Accounts Receivable Securitization Facility	945,000	950,000
Revolving Credit Facility	475,000	250,000
5.375% Senior Notes due 2021	—	500,000
5.50% Anixter Senior Notes due 2023	58,636	58,636
5.375% Senior Notes due 2024	350,000	350,000
6.00% Anixter Senior Notes due 2025	4,173	4,173
7.125% Senior Notes due 2025	1,500,000	1,500,000
7.250% Senior Notes due 2028, less debt discount of $9,021 and $9,332 in 2021 and 2020, respectively	1,315,979	1,315,668
Finance lease obligations	17,582	17,931
Total debt	4,686,663	4,975,983
Plus: Fair value adjustment to the Anixter Senior Notes	1,479	1,650
Less: Unamortized debt issuance costs	(74,606)	(78,850)
Less: Short-term debt and current portion of long-term debt	(20,802)	(528,830)
Total long-term debt	$4,592,734	$4,369,953
5.375% Senior Notes due 2021
In November 2013, WESCO Distribution issued $500 million aggregate principal amount of 5.375% Senior Notes due 2021 (the "2021 Notes") through a private offering exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). The 2021 Notes were issued at 100% of par and were governed by an indenture (the “2021 Indenture”) entered into on November 26, 2013 between WESCO International and U.S. Bank National Association, as trustee. The 2021 Notes were unsecured senior obligations of WESCO Distribution and were guaranteed on a senior unsecured basis by WESCO International. The 2021 Notes had a stated interest rate of 5.375% per annum, payable semi-annually in arrears on June 15 and December 15 of each year. The 2021 Notes had a maturity date of December 15, 2021 and were redeemable in whole or in part at any time. The net proceeds of the 2021 Notes were used to prepay a portion of the U.S. sub-facility of the then outstanding term loan due 2019.
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
On December 15, 2020, WESCO Distribution exercised its right to redeem the entire $500 million aggregate principal amount of the 2021 Notes, and U.S. Bank, National Association, as trustee under the 2021 Indenture, issued a notice of redemption to registered holders of the 2021 Notes.
On January 14, 2021 (the “Redemption Date”), WESCO Distribution redeemed the $500 million aggregate principal amount of the 2021 Notes at a redemption price equal to 100% of the principal amount plus accrued interest to, but not including, the Redemption Date. The redemption of the 2021 Notes was funded with available cash, as well as borrowings under the Company's accounts receivable securitization and revolving credit facilities.

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
For the three months ended March 31, 2021 and 2020, WESCO incurred charges of $16.6 million and $5.7 million, respectively, for all defined contribution plans.
Deferred Compensation Plans
WESCO Distribution sponsors a non-qualified deferred compensation plan (the "WESCO Deferred Compensation Plan") that permits select employees to make pre-tax deferrals of salary and bonus. Employees have the option to transfer balances allocated to their accounts in the WESCO Deferred Compensation Plan into any of the available investment options. The WESCO Deferred Compensation Plan is an unfunded plan. As of March 31, 2021, the Company's obligation under the WESCO Deferred Compensation Plan was $17.8 million, which was included in other noncurrent liabilities in the Condensed Consolidated Balance Sheet. As of December 31, 2020, the Company's obligation under the WESCO Deferred Compensation Plan was $27.4 million, of which $10.1 million was included in other current liabilities and $17.3 million was in other noncurrent liabilities in the Condensed Consolidated Balance Sheet.
Anixter Inc. sponsors a non-qualified deferred compensation plan (the "Anixter Deferred Compensation Plan") that permits select employees to make pre-tax deferrals of salary and bonus. Interest is accrued monthly on the deferred compensation balances based on the average ten-year Treasury note rate for the previous three months times a factor of 1.4, and the rate is further adjusted if certain financial goals are achieved. In the fourth quarter of 2020, the Company made a determination to terminate the Anixter Deferred Compensation Plan. Accordingly, a deferred compensation liability of $43.0 million has been classified in other current liabilities in the Condensed Consolidated Balance Sheet at March 31, 2021 as the Company expects to make lump sum payments directly to participants of the plan during 2021. At December 31, 2020, the deferred compensation liability included in other current liabilities was $45.1 million.
Assets are held in a Rabbi Trust arrangement to provide for the liabilities associated with the deferred compensation plan and an executive non-qualified defined benefit plan. The assets are invested in marketable securities. As of March 31, 2021 and December 31, 2020, the assets held in this arrangement were $39.8 million and $39.6 million, respectively, and are recorded in other current assets in the Condensed Consolidated Balance Sheets.
Defined Benefit Plans
WESCO sponsors a contributory defined benefit plan (the "EECOL Plan") covering substantially all Canadian employees of EECOL Electric Corp. and a Supplemental Executive Retirement Plan for certain executives of EECOL Electric Corp. (the "EECOL SERP").

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

Anixter Inc. sponsors defined benefit pension plans in the U.S., which consist of the Anixter Inc. Pension Plan, the Executive Benefit Plan and the Supplemental Executive Retirement Plan (the "Anixter SERP") (together, the "Domestic Plans") and various defined benefit pension plans covering employees of foreign subsidiaries in Canada and Europe (together with the "EECOL Plan" and "EECOL SERP", the "Foreign Plans"). The Anixter Inc. Pension Plan was frozen to entrants first hired or rehired on or after July 1, 2015. The majority of the Anixter defined benefit pension plans are non-contributory, and with the exception of U.S. and Canada, cover substantially all full-time employees in their respective countries. Retirement benefits are provided based on compensation as defined in each of the pension plans.
In the fourth quarter of 2020, the Company made a determination to terminate both the Anixter Inc. Executive Benefit Plan and the Anixter SERP. Accordingly, pension liabilities totaling $17.5 million associated with the Anixter Inc. Executive Benefit Plan and the Anixter SERP have been classified as current in the Condensed Consolidated Balance Sheet at March 31, 2021 as the Company expects to make lump sum payments directly to participants of these plans during 2021. At December 31, 2020, the pension liabilities included in other current liabilities were $18.1 million.
The Domestic Plans are funded as required by the Employee Retirement Income Security Act of 1974 ("ERISA") and the IRS and the Foreign Plans are funded as required by applicable foreign laws. The EECOL SERP, Anixter Inc. Executive Benefit Plan and the Anixter SERP are unfunded plans.
During the three months ended March 31, 2021 and 2020, the Company made aggregate cash contributions of $2.6 million and $1.0 million, respectively, to its Foreign Plans.
The following table sets forth the components of net periodic pension (benefit) cost for the Company's defined benefit plans:

	Domestic Plans(1)		Foreign Plans(1)		Total
	Three Months Ended		Three Months Ended		Three Months Ended
(In thousands)	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
Service cost	$764	$—	$3,224	$1,309	$3,988	$1,309
Interest cost	2,137	—	2,446	1,037	4,583	1,037
Expected return on plan assets	(4,501)	—	(4,256)	(1,614)	(8,757)	(1,614)
Recognized actuarial gain(2)	—	—	102	27	102	27
Net periodic pension (benefit) cost	$(1,600)	$—	$1,516	$759	$(84)	$759
(1)    The Company assumed the Domestic Plans and certain foreign plans, as described above, in connection with the acquisition of Anixter on June 22, 2020. The Company began recognizing the net periodic pension (benefit) cost associated with these plans as of the acquisition date.
(2)    For the three months ended March 31, 2021 and 2020, no amounts were reclassified from accumulated other comprehensive income into net income.
The service cost of $4.0 million and $1.3 million for the three months ended March 31, 2021 and 2020, respectively, is reported as a component of selling, general and administrative expenses. The other components of net periodic pension (benefit) cost totaling a net benefit of $4.1 million and $0.6 million for the three months ended March 31, 2021 and 2020, respectively, are presented as a component of other non-operating expenses ("other, net").
Other Benefits
As permitted by the Merger Agreement, Anixter granted restricted stock units prior to June 22, 2020 in the ordinary course of business to its employees and directors. These awards, which did not accelerate solely as a result of the Merger, were converted into cash-only settled WESCO phantom stock units, which vest ratably over a 3-year period. As of March 31, 2021 and December 31, 2020, the estimated fair value of these awards was $15.9 million and $22.8 million, respectively. The Company recognized compensation expense associated with these awards of $5.7 million for the three months ended March 31, 2021, which is reported as a component of selling, general and administrative expenses.
10. FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company’s financial instruments primarily consist of cash and cash equivalents, accounts receivable, accounts payable, bank overdrafts, outstanding indebtedness, foreign currency forward contracts, and benefit plan assets. Except for benefit plan assets, outstanding indebtedness and foreign currency forward contracts, the carrying value of the Company’s remaining financial instruments approximates fair value.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The assets of the Company's various defined benefit plans are primarily comprised of common/collective/pool funds (i.e., mutual funds). These funds are valued at the net asset value (NAV) of shares held in the underlying funds. Investments for which fair value is measured using the NAV per share practical expedient are not classified in the fair value hierarchy.
The Company uses a market approach to determine the fair value of its debt instruments, utilizing quoted prices in active markets, interest rates and other relevant information generated by market transactions involving similar instruments. Therefore, the inputs used to measure the fair value of the Company's debt instruments are classified as Level 2 within the fair value hierarchy.
The carrying value of WESCO's debt instruments with fixed interest rates was $3,230.3 million and $3,730.1 million as of March 31, 2021 and December 31, 2020, respectively. The estimated fair value of this debt was $3,546.5 million and $4,084.7 million as of March 31, 2021 and December 31, 2020, respectively. The reported carrying values of WESCO's other debt instruments, including those with variable interest rates, approximated their fair values as of March 31, 2021 and December 31, 2020.
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
The Company does not hedge 100% of its foreign currency-denominated accounts. In addition, the results of hedging can vary significantly based on various factors, such as the timing of executing foreign currency forward contracts versus the movement of currencies as well as the fluctuations in the account balances throughout each reporting period. The fair value of foreign currency forward contracts is based on the difference between the contract rate and the current exchange rate. The fair value of foreign currency forward contracts is measured using observable market information. These inputs would be considered Level 2 in the fair value hierarchy. At March 31, 2021, foreign currency forward contracts were revalued at then-current foreign exchange rates with the changes in valuation reflected directly in other non-operating expenses ("other, net") in the Consolidated Statements of Income and Comprehensive Income (Loss) offsetting the transaction gain (loss) recorded on foreign currency-denominated accounts. At March 31, 2021 and December 31, 2020, the gross and net notional amounts of foreign currency forward contracts outstanding were approximately $218.5 million and $111.9 million, respectively. While all of the Company's foreign currency forward contracts are subject to master netting arrangements with its counterparties, assets and liabilities related to these contracts are presented on a gross basis within the Condensed Consolidated Balance Sheets. The gross fair value of assets and liabilities related to foreign currency forward contracts were immaterial.
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
12. INCOME TAXES
The effective tax rate for the three months ended March 31, 2021 and 2020 was 9.9% and 23.1%, respectively. WESCO’s effective tax rate typically differs from the federal statutory income tax rate due to the tax effect of intercompany financing, foreign tax rate differences, the U.S. taxes imposed on foreign income, nondeductible expenses and state income taxes. The effective tax rate for the three months ended March 31, 2021 is lower than the prior period primarily due to a discrete income tax benefit of $8.3 million resulting from a change in the valuation allowance recorded against foreign tax credit carryforwards. There have been no material adjustments to liabilities for uncertain tax positions since the last annual disclosure for the year ended December 31, 2020.
13. BUSINESS SEGMENTS
The Company has operating segments that are organized around three strategic business units consisting of EES, CSS and UBS. These operating segments are equivalent to the Company's reportable segments. The Company's CODM evaluates the performance of its operating segments based primarily on net sales, income from operations, and total assets.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

Corporate expenses are incurred to obtain and coordinate financing, tax, information technology, legal and other related services. The Company also has various corporate assets which are reported in corporate. Segment assets may not include jointly used assets, but segment results include depreciation expense or other allocations related to those assets. Interest expense and other non-operating items are not allocated to the segments or reviewed on a segment basis. Corporate expenses are shown in the tables below to reconcile the reportable segments to the consolidated financial statements.
The following table sets forth financial information by reportable segment for the periods presented:

(In thousands)	Three Months Ended March 31, 2021
	EES	CSS	UBS	Corporate	Total
Net sales	$1,720,813	$1,250,615	$1,070,049	$—	$4,041,477
Income from operations	100,111	73,964	87,030	(127,854)	133,251

	Three Months Ended March 31, 2020
(In thousands)	EES	CSS	UBS	Corporate	Total
Net sales	$1,114,457	$223,726	$630,464	$—	$1,968,647
Income from operations	43,326	9,946	41,785	(34,144)	60,913
There were no material changes to the amounts of total assets by reportable segment from those disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with the information in the unaudited condensed consolidated financial statements and notes thereto included herein and WESCO International, Inc.’s audited Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in its 2020 Annual Report on Form 10-K. The matters discussed herein may contain forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from expectations. Certain of these risks are set forth in WESCO International, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as well as WESCO International, Inc.’s other reports filed with the Securities and Exchange Commission (the "SEC").
Company Overview
WESCO International, Inc. ("WESCO International") and its subsidiaries (collectively, “WESCO” or the "Company"), headquartered in Pittsburgh, Pennsylvania, is a leading provider of business-to-business distribution, logistics services and supply chain solutions.
On June 22, 2020, we completed our acquisition of Anixter International Inc. ("Anixter"), a Delaware corporation. Pursuant to the terms of the Agreement and Plan of Merger, dated January 10, 2020, by and among Anixter, WESCO and Warrior Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of WESCO (“Merger Sub”), Merger Sub was merged with and into Anixter (the “Merger”), with Anixter surviving the Merger and continuing as a wholly owned subsidiary of WESCO. On June 23, 2020, Anixter merged with and into Anixter Inc., with Anixter Inc. surviving to become a wholly owned subsidiary of WESCO.
We employ nearly 18,000 people, maintain relationships with approximately 30,000 suppliers, and serve more than 125,000 customers worldwide. With nearly 1,500,000 products, end-to-end supply chain services, and extensive digital capabilities, we provide innovative solutions to meet current customer needs across commercial and industrial businesses, contractors, government agencies, institutions, telecommunications providers, and utilities. Our innovative value-added solutions include supply chain management, logistics and transportation, procurement, warehousing and inventory management, as well as kitting and labeling, limited assembly of products and installation enhancement. We have approximately 800 branches, warehouses and sales offices with operations in more than 50 countries, providing a local presence for customers and a global network to serve multi-location businesses and multi-national corporations.
Prior to the completion of the Merger, we had four operating segments that had been aggregated as one reportable segment. Effective on the date of acquisition, we added Anixter as a separate reportable segment for the quarterly period ended June 30, 2020. At the beginning of the third quarter of 2020, we identified new operating segments organized around three strategic business units consisting of Electrical & Electronic Solutions ("EES"), Communications & Security Solutions ("CSS") and Utility and Broadband Solutions ("UBS"). The applicable comparative financial information reported in our previously issued interim financial statements for the three months ended March 31, 2020 has been recast in this Quarterly Report on Form 10-Q to conform to the basis of the new segments.
The following is a description of each of our reportable segments and their business activities.
Electrical & Electronic Solutions
The EES segment supplies a broad range of products and supply chain solutions primarily to the Construction, Industrial and Original Equipment Manufacturer ("OEM") markets. Product categories include a broad range of electrical equipment and supplies, wire and cable, lubricants, pipe, valves, fittings, fasteners, cutting tools, power transmission, and safety products. In addition, OEM customers require a reliable supply of assemblies and components to incorporate into their own products as well as value-added services such as supplier consolidation, design and technical support, just-in-time supply and electronic commerce, and supply chain management. EES includes the “Electrical and Electronic Solutions” business acquired from Anixter and the majority of WESCO's legacy industrial and construction businesses.
Communications & Security Solutions
The CSS segment supplies products and customized supply chain solutions to customers in a diverse range of industries including technology, finance, telecommunications service providers, transportation, education, government, healthcare and retail. CSS sells these products directly to end users or through various channels including data communications contractors, security, network, professional audio/visual and systems integrators. CSS has a broad product portfolio that includes copper and fiber optic cable and connectivity, access control, video surveillance, intrusion and fire/life safety, cabinets, power, cable management, wireless, professional audio/video, voice and networking switches and other ancillary products. CSS includes the “Network and Security Solutions” business acquired from Anixter and WESCO's legacy data communications and safety businesses.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Utility & Broadband Solutions
The UBS segment supplies electrical transmission and distribution products, power plant maintenance, repair and operations supplies and smart-grid products, and arranges materials management and procurement outsourcing for the power generation, power transmission and electricity distribution industries. The UBS segment combines the “Utility Power Solutions” business acquired from Anixter, and WESCO's legacy utility, broadband and integrated supply businesses.
Overall Financial Performance
Our financial results for the first three months of 2021 reflect the merger with Anixter, the benefit of margin improvement initiatives, as well as lower operating expenses due to cost reduction actions, synergy capture and integration initiatives.
Net sales increased $2.1 billion, or 105.3%, over the same period last year. Cost of goods sold as a percentage of net sales and gross profit margin was 79.9% and 20.1%, respectively, for the first three months of 2021, compared to 80.9% and 19.1%, respectively, for the first three months of 2020. Cost of goods sold for the first quarter of 2021 includes a write-down of $8.9 million to the carrying value of certain personal protective equipment products held in inventory for which current selling prices have declined below cost due to a surplus of such products in the market. This write-down of inventory negatively impacted gross profit as a percentage of net sales for the first quarter of 2021 by 20 basis points.
Selling, general and administrative ("SG&A") expenses as a percentage of net sales were 15.8% and 15.2% for the first three months of 2021 and 2020, respectively. SG&A expenses for the first quarter of 2021 include merger-related costs of $46.3 million, as well as a net gain of $8.9 million resulting from the sale of WESCO's legacy utility and data communications businesses in Canada, which were divested in connection with the Merger. Adjusted for these amounts, SG&A expenses for the first quarter of 2021 were $599.2 million, or 14.8% of net sales, reflecting the merger with Anixter, and higher variable compensation expense and benefit costs, partially offset by cost reduction actions and lower salaries and wages resulting from merger-related integration activities. SG&A expenses for the first quarter of 2020 include $4.6 million of merger-related costs.
Operating profit was $133.3 million for the current three month period, compared to $60.9 million for the first three months of 2020. Operating profit for the first quarter of 2021 includes the aforementioned merger-related costs and net gain on the Canadian divestitures. Adjusted for these items, operating profit was $170.6 million, or 4.2% of net sales. For the first three months of 2020, operating profit adjusted for merger-related costs of $4.6 million was $65.5 million, or 3.3% of net sales.
Net income attributable to common stockholders for the three months ended March 31, 2021 was $44.8 million, compared to $34.4 million for the comparable prior period. As adjusted for the aforementioned items, including the related income tax effects, net income attributable to common stockholders was $74.1 million and $38.3 million for the first quarter of 2021 and 2020, respectively. Earnings per diluted share attributable to common stockholders for the first three months of 2021 was $0.87, based on 51.7 million diluted shares, compared to $0.82 for the first three months of 2020, based on 42.1 million diluted shares. As adjusted, earnings per diluted share for the first quarter of 2021 and 2020 was $1.43 and $0.91, respectively.
Beginning in 2020, and continuing through the first quarter of 2021, the COVID-19 pandemic had a significant impact on our business and adversely impacted our results of operations. There continues to be significant uncertainties associated with the COVID-19 pandemic, including with respect to the economic reopening plans and possible resurgence of COVID, including new variants of the virus in various global geographies, and the availability of effective treatments and vaccines. As the duration and severity of the COVID-19 pandemic remain uncertain and cannot be predicted, there is significant uncertainty as to the ultimate impact it will have on our business and our results of operations and financial condition. Events and factors relating to the COVID-19 pandemic include limitations on the ability of our suppliers to manufacture or procure the products we sell or to meet delivery requirements and commitments; disruptions to our global supply chains; limitations on the ability of our employees to perform their work due to travel or other restrictions; limitations on the ability of carriers to deliver our products to our customers; limitations on the ability of our customers to conduct their business and purchase our products and services, or pay us on a timely basis; and disruptions to our customers’ purchasing patterns. In response to the COVID-19 pandemic, we have taken actions focused on protecting the health and safety of our employees, which is our top priority.
The products and services that we provide are integral to the daily operations of our essential business customers and accordingly, we have taken actions to maintain the continuity of our operations in response to the pandemic. Beginning in March 2020, and continuing through the first quarter of 2021, we have taken, and continue to take, actions to reduce costs consistent with the expected decline in demand, and other spending across the Company.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

We have experienced, and may continue to experience, reduced customer demand for certain of our products and services, including delays or cancellations of ongoing or anticipated projects due to our clients’, suppliers’ and other third parties’ diminished financial conditions. We cannot predict the timeframe for recovery of our customer’s demand for our products and services. The full extent to which the COVID-19 pandemic will continue to impact our business and financial results going forward remains highly uncertain and will depend on many factors outside of our control, including the duration and scope of the crisis, the availability of effective treatments and vaccines, imposition of protective public safety measures, and the overall impact of the COVID-19 pandemic on the global economy and capital markets.
Cash Flow
We generated $120.5 million of operating cash flow for the first three months of 2021. Cash provided by operating activities included net income of $59.2 million and adjustments to net income totaling $31.1 million, which were primarily comprised of depreciation and amortization of $41.2 million, deferred income taxes of $13.1 million, stock-based compensation expense of $6.0 million, and a net gain of $8.9 million resulting from the divestiture of WESCO's legacy utility and data communications businesses in Canada, as described in Note 4, "Acquisitions and Disposals" of our Notes to the unaudited Condensed Consolidated Financial Statements. Operating cash flow also included changes in assets and liabilities of $30.1 million.
Investing activities included $54.1 million of net proceeds from the Canadian divestitures and $10.2 million of capital expenditures.
Financing activities were comprised of the redemption of our $500.0 million aggregate principal amount of 5.375% Senior Notes due 2021 (the "2021 Notes"), borrowings and repayments of $713.6 million and $488.6 million, respectively, related to our revolving credit facility (the "Revolving Credit Facility"), as well as borrowings and repayments of $243.0 million and $248.0 million, respectively, related to our accounts receivable securitization facility (the "Receivables Facility"). Financing activities for the first three months of 2021 also included net repayments related to our various international lines of credit of approximately $8.5 million, and $14.4 million of dividends paid to holders of our Series A Preferred Stock.
Financing Availability
As of March 31, 2021, we had $686.9 million in total available borrowing capacity under our Revolving Credit Facility, which was comprised of $298.7 million of availability under the U.S. sub-facility and $388.2 million of availability under the Canadian sub-facility. Available borrowing capacity under our Receivables Facility was $214.0 million. The Revolving Credit Facility and the Receivables Facility mature in June 2025 and June 2023, respectively.
Critical Accounting Policies and Estimates
We adopted Accounting Standards Update ("ASU") 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, in the first quarter of 2021. The adoption of this ASU did not have a material impact on our consolidated financial statements and notes thereto.
See Note 2, "Accounting Policies" of our Notes to the unaudited Condensed Consolidated Financial Statements for information regarding our significant accounting policies.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Results of Operations
First Quarter of 2021 versus First Quarter of 2020
The following table sets forth the percentage relationship to net sales of certain items in our Condensed Consolidated Statements of Income and Comprehensive Income (Loss) for the periods presented:

	Three Months Ended
	March 31, 2021	March 31, 2020
Net sales	100.0%	100.0%
Cost of goods sold (excluding depreciation and amortization)	79.9	80.9
Selling, general and administrative expenses	15.8	15.2
Depreciation and amortization	1.0	0.8
Income from operations	3.3	3.1
Interest expense, net	1.7	0.7
Other, net	—	0.1
Income before income taxes	1.6	2.3
Provision for income taxes	0.1	0.5
Net income attributable to WESCO International, Inc.	1.5	1.8
Preferred stock dividends	0.4	—
Net income attributable to common stockholders	1.1%	1.8%
Net Sales
The following table sets forth net sales by segment for the periods presented:

	Three Months Ended
(In thousands)	March 31, 2021	March 31, 2020	Growth
EES	$1,720,813	$1,114,456	54.4%
CSS	1,250,615	223,726	459.0%
UBS	1,070,049	630,465	69.7%
Total net sales	$4,041,477	$1,968,647	105.3%
Net sales were $4.0 billion for the first quarter of 2021 compared to $2.0 billion for the first quarter of 2020, an increase of 105.3%. The increase primarily reflects the merger with Anixter that was completed on June 22, 2020, along with growth across all segments, as described further below. WESCO's book-to-bill ratio, which measures orders received from customers relative to products shipped and billed during the quarter, was above 1.0 at the end of the first quarter of 2021 indicating strong demand. Backlog has grown double digits since the end of the fourth quarter of 2020.
EES reported net sales $1.7 billion for the first quarter of 2021, compared to $1.1 billion for the first quarter of 2020, an increase of 54.4%. In addition to the impact of the merger, the increase reflects growth in our construction and original equipment manufacturer businesses due to improving economic conditions and strong demand.
CSS reported net sales of $1.3 billion for the first quarter of 2021, compared to $223.7 million for the first quarter of 2020, an increase of 459.0%. The increase reflects the impact from the merger and growth in security solutions, partially offset by project timing, a slowdown in safety sales and the impact of COVID-19 in certain regions.
UBS reported net sales of $1.1 billion for the first quarter of 2021, compared to $630.5 million for the first quarter of 2020, an increase of 69.7%. Along with the impact of the merger, the increase reflects growth in our utility and broadband businesses, partially offset by lower sales from integrated supply programs due to the disruption caused by the COVID-19 pandemic.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Cost of Goods Sold
Cost of goods sold for the first quarter of 2021 was $3.2 billion compared to $1.6 billion for the first quarter of 2020, an increase of $1.6 billion reflecting the merger with Anixter. Cost of goods sold as a percentage of net sales was 79.9% for the first quarter of 2021, a decrease of 100 basis points compared to 80.9% for the first quarter of 2020. The decrease primarily reflects the favorable impact of margin improvement initiatives, partially offset by a write-down of $8.9 million to the carrying value of certain personal protective equipment products held in inventory for which current selling prices have declined below cost due to a surplus of such products in the market. This write-down of inventory impacted cost of goods sold as a percentage of net sales for the first quarter of 2021 by 20 basis points.
Selling, General and Administrative Expenses
SG&A expenses for the first quarter of 2021 totaled $636.6 million versus $299.4 million for the first quarter of 2020. As a percentage of net sales, SG&A expenses were 15.8% and 15.2%, respectively. The increase in SG&A expenses of $337.2 million, or 112.6%, primarily reflects the impact of the merger with Anixter. In addition, as described below, SG&A payroll expenses were higher in the current quarter, partially offset by lower travel, entertainment and similar expenses due to restrictions imposed on non-essential business travel in response to the COVID-19 pandemic. The realization of synergies and structural cost takeout actions also favorably impacted SG&A expenses for the first quarter of 2021. SG&A expenses for the first quarter of 2021 include merger-related costs of $46.3 million, as well as a net gain of $8.9 million resulting from the sale of WESCO's legacy utility and data communications businesses in Canada, which were divested in connection with the Merger. Adjusted for these amounts, SG&A expenses were $599.2 million, or 14.8% of net sales, for the first quarter of 2021. SG&A expenses for the first quarter of 2020 include $4.6 million of merger-related costs. Adjusted for these costs, SG&A expenses were $294.8 million, or 15.0% of net sales, for the first quarter of 2020.
SG&A payroll expenses for the first quarter of 2021 of $423.7 million increased by $220.1 million compared to the same period in 2020 primarily due to the merger with Anixter. Excluding the impact of the merger, SG&A payroll expenses were up $4.9 million due to higher variable compensation expense and benefit costs, partially offset by lower salaries and wages due to the realization of synergies and structural cost takeout actions related to merger activities.
Depreciation and Amortization
Depreciation and amortization increased $25.1 million to $41.2 million for the first quarter of 2021, compared to $16.1 million for the first quarter of 2020. The first quarter of 2021 includes $15.6 million attributable to the amortization of identifiable intangible assets acquired in the merger with Anixter.
Income from Operations
The following tables set forth income from operations by segment for the periods presented:

	Three Months Ended March 31, 2021
(In thousands)	EES	CSS	UBS	Corporate	Total
Income from operations	$100,111	$73,964	$87,030	$(127,854)	$133,251

	Three Months Ended March 31, 2020
(In thousands)	EES	CSS	UBS	Corporate	Total
Income from operations	$43,326	$9,946	$41,785	$(34,144)	$60,913
Operating profit was $133.3 million for the first quarter of 2021 compared to $60.9 million for the first quarter of 2020, an increase of 118.8%. The increase primarily reflects the merger with Anixter. For the first quarter of 2021, operating profit for EES, CSS and UBS also reflects the favorable impact of margin improvement initiatives, as well as the realization of synergies and structural cost takeout actions. Additionally, income from operations reflects the benefit of lower travel, entertainment and similar expenses due to restrictions imposed on non-essential business travel in response to the COVID-19 pandemic.
EES reported operating profit of $100.1 million for the first quarter of 2021, compared to $43.3 million for the first quarter of 2020, an increase of $56.8 million. In addition to the favorable factors impacting the overall business, as described above, the increase also reflects lower salaries and wages resulting from merger-related integration activities. Operating profit for the first quarter of 2021 was negatively impacted by higher variable compensation and benefit costs compared to the prior year.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CSS reported operating profit of $74.0 million for the first quarter of 2021, compared to $9.9 million for the first quarter of 2020, an increase of $64.1 million. Along with the favorable factors impacting the overall business, as described above, the increase also reflects lower salaries and wages as a result of merger-related integration activities. Operating profit for the first quarter of 2021 was negatively impacted by the inventory write-down described above, as well as higher variable compensation and benefit costs compared to the prior year.
UBS reported operating profit of $87.0 million for the first quarter of 2021, compared to $41.8 million for the first quarter of 2020, an increase of $45.2 million. The increase reflects the favorable factors impacting the overall business, as described above, combined with the benefit from the aforementioned gain on the Canadian divestitures.
Interest Expense, net
Net interest expense totaled $70.4 million for the first quarter of 2021, compared to $16.6 million for the first quarter of 2020. The increase in interest expense was driven by financing activity related to the Anixter merger.
Other, net
Other non-operating income ("other, net") totaled $2.8 million for the first quarter of 2021, compared to $0.1 million for the first quarter of 2020.
Income Taxes
Income tax expense totaled $6.5 million for the first quarter of 2021, compared to $10.3 million in last year's comparable period, and the effective tax rate was 9.9% and 23.1%, respectively. The lower effective tax rate in the current quarter was primarily due to a discrete income tax benefit of $8.3 million associated with a change in valuation allowance related to foreign tax credit carryforwards, which impacted the effective tax rate by approximately 12.7 percentage points.
Net Income and Earnings per Share
Net income for the first quarter of 2021 was $59.2 million, compared to net income of $34.2 million for the first quarter of 2020.
Net loss attributable to noncontrolling interests was less than $0.1 million for the first quarter of 2021, compared to $0.2 million for the first quarter of 2020.
Preferred stock dividends expense of $14.4 million for the first quarter of 2021 relates to the fixed-rate reset cumulative perpetual preferred stock, Series A, that was issued in connection with the merger.
Net income and earnings per diluted share attributable to common stockholders were $44.8 million and $0.87 per diluted share, respectively, for the first quarter of 2021, compared with $34.4 million and $0.82 per diluted share, respectively, for the first quarter of 2020. Adjusted for merger-related costs, the net gain on the sale of WESCO's legacy utility and data communications businesses in Canada, and the related income tax effects, net income and earnings per diluted share attributable to common stockholders for the three months ended March 31, 2021 were $74.1 million and $1.43, respectively. Adjusted for merger-related costs and interest, and the related income tax effects, net income and earnings per diluted share attributable to common stockholders were $38.3 million and $0.91, respectively, for the three months ended March 31, 2020.
The following tables reconcile income from operations, net interest expense, provision for income taxes and earnings per diluted share to adjusted net income from operations, adjusted net interest expense, adjusted provision for income taxes and adjusted earnings per diluted share, which are non-GAAP financial measures, for the periods presented:

	Three Months Ended
Adjusted Income from Operations:	March 31, 2021	March 31, 2020
	(In thousands)
Income from operations	$133,251	$60,913
Merger-related costs	46,322	4,608
Net gain on Canadian divestitures	(8,927)	—
Adjusted income from operations	$170,646	$65,521

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

	Three Months Ended
Adjusted Interest Expense, Net:	March 31, 2021	March 31, 2020
	(In thousands)
Interest expense, net	$70,373	$16,592
Merger-related interest expense(1)	—	(515)
Adjusted interest expense, net	$70,373	$16,077
(1)    The adjustment for the three months ended March 31, 2020 represents interest for borrowings against our prior accounts receivable securitization facility to fund the $100.0 million termination fee described above.

	Three Months Ended
Adjusted Provision for Income Taxes:	March 31, 2021	March 31, 2020
	(In thousands)
Provision for income taxes	$6,531	$10,266
Income tax effect of adjustments to income from operations and net interest(1)	8,145	1,183
Adjusted provision for income taxes	$14,676	$11,449
(1)    The adjustments to income from operations and net interest expense have been tax effected at rates of 21.8% and 23.1% for the three months ended March 31, 2021 and 2020, respectively.

	Three Months Ended
Adjusted Earnings per Diluted Share:	March 31, 2021	March 31, 2020
(In thousands, except per share data)
Adjusted income from operations	$170,646	$65,521
Adjusted interest expense, net	70,373	16,077
Other, net	(2,807)	(120)
Adjusted income before income taxes	103,080	49,564
Adjusted provision for income taxes	14,676	11,449
Adjusted net income	88,404	38,115
Net loss attributable to noncontrolling interests	(24)	(232)
Adjusted net income attributable to WESCO International, Inc.	88,428	38,347
Preferred stock dividends	14,352	—
Adjusted net income attributable to common stockholders	$74,076	$38,347

Diluted shares	51,708	42,075
Adjusted earnings per diluted share	$1.43	$0.91
Note: For the three months ended March 31, 2021, income from operations, the provision for income taxes and earnings per diluted share have been adjusted to exclude merger-related costs, a net gain on the sale of WESCO's legacy utility and data communications businesses in Canada, and the related income tax effects. For the three months ended March 31, 2020, income from operations, net interest expense, the provision for income taxes and earnings per diluted share have been adjusted to exclude merger-related costs and interest, and the related income tax effects. These non-GAAP financial measures provide a better understanding of our financial results on a comparable basis.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

EBITDA, Adjusted EBITDA and Adjusted EBITDA margin %
The following tables reconcile net income attributable to common stockholders to EBITDA, adjusted EBITDA and adjusted EBITDA margin % by segment, which are non-GAAP financial measures, for the periods presented:

	Three Months Ended March 31, 2021
(In thousands)	EES	CSS	UBS	Corporate	Total
Net income attributable to common stockholders	$100,629	$73,594	$87,013	$(216,410)	$44,826
Net loss attributable to noncontrolling interests	(75)	—	—	51	(24)
Preferred stock dividends	—	—	—	14,352	14,352
Provision for income taxes	—	—	—	6,531	6,531
Interest expense, net	—	—	—	70,373	70,373
Depreciation and amortization	10,563	16,293	5,210	9,143	41,209
EBITDA	$111,117	$89,887	$92,223	$(115,960)	$177,267
Other, net	(443)	370	17	(2,751)	(2,807)
Stock-based compensation expense(1)	1,351	425	340	2,577	4,693
Merger-related costs	—	—	—	46,322	46,322
Net gain on Canadian divestitures	—	—	(8,927)	—	(8,927)
Adjusted EBITDA	$112,025	$90,682	$83,653	$(69,812)	$216,548
Adjusted EBITDA margin %	6.5%	7.3%	7.8%		5.4%
(1) Stock-based compensation expense in the calculation of adjusted EBITDA for the three months ended March 31, 2021 excludes $1.3 million as such amount is included in merger-related costs.

	Three Months Ended March 31, 2020
(In thousands)	EES	CSS	UBS	Corporate	Total
Net income attributable to common stockholders	$43,446	$9,946	$41,785	$(60,770)	$34,407
Net loss attributable to noncontrolling interests	(232)	—	—	—	(232)
Provision for income taxes	—	—	—	10,266	10,266
Interest expense, net	—	—	—	16,592	16,592
Depreciation and amortization	6,876	1,841	3,521	3,855	16,093
EBITDA	$50,090	$11,787	$45,306	$(30,057)	$77,126
Other, net	(120)	—	—	—	(120)
Stock-based compensation expense	1,079	156	293	3,098	4,626
Merger-related costs	—	—	—	4,608	4,608
Adjusted EBITDA	$51,049	$11,943	$45,599	$(22,351)	$86,240
Adjusted EBITDA margin %	4.6%	5.3%	7.2%		4.4%
Note: EBITDA, Adjusted EBITDA and Adjusted EBITDA margin % are non-GAAP financial measures that provide indicators of our performance and ability to meet debt service requirements. EBITDA is defined as earnings before interest, taxes, depreciation and amortization. Adjusted EBITDA is defined as EBITDA before other non-operating expenses ("other, net"), non-cash stock-based compensation, merger-related costs and net gain on the sale of WESCO's legacy utility and data communications businesses in Canada. Adjusted EBITDA margin % is calculated by dividing Adjusted EBITDA by net sales.
Adjusted EBITDA for EES was $112.0 million for the first quarter of 2021, or 6.5% of net sales, compared to $51.0 million for the first quarter of 2020, or 4.6% of net sales.
Adjusted EBITDA for CSS was $90.7 million for the first quarter of 2021, or 7.3% of net sales, compared to $11.9 million for the first quarter of 2020, or 5.3% of net sales.
Adjusted EBITDA for UBS was $83.7 million for the first quarter of 2021, or 7.8% of net sales, compared to $45.6 million for the first quarter of 2020, or 7.2% of net sales.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Liquidity and Capital Resources
Total assets, total liabilities and total stockholders' equity were $11.9 billion, $8.5 billion and $3.4 billion at March 31, 2021 and December 31, 2020, respectively.
Our liquidity needs generally arise from fluctuations in our working capital requirements, capital expenditures, acquisitions and debt service obligations. As of March 31, 2021, we had $686.9 million in available borrowing capacity under our Revolving Credit Facility and $214.0 million in available borrowing capacity under our Receivables Facility, which combined with available cash of $136.5 million, provided liquidity of $1.0 billion. Cash included in our determination of liquidity represents cash in certain deposit and interest bearing investment accounts. We believe cash provided by operations and financing activities will be adequate to cover our operational and business needs for at least the next twelve months. In addition, we regularly review our mix of fixed versus variable rate debt, and we may, from time to time, issue or retire borrowings and/or refinance existing debt in an effort to mitigate the impact of interest rate and foreign exchange rate fluctuations, and to maintain a cost-effective capital structure consistent with our anticipated capital requirements. At March 31, 2021, approximately 69% of our debt portfolio was comprised of fixed rate debt.
As described in Note 8, "Debt" of our Notes to the unaudited Condensed Consolidated Financial Statements, on January 14, 2021 (the “Redemption Date”), we redeemed the $500 million aggregate principal amount of our 2021 Notes at a redemption price equal to 100% of the principal amount plus accrued interest to, but not including, the Redemption Date. The redemption of the 2021 Notes was funded with available cash, as well as borrowings under our accounts receivable securitization and revolving credit facilities.
Since the merger with Anixter, we have used cash and the net proceeds from the divestiture of WESCO's legacy utility and data communications businesses in Canada to reduce our debt, net of cash, by approximately $534 million. Over the next several quarters, it is expected that excess liquidity will be directed primarily at debt reduction and merger-related integration activities, and we expect to maintain sufficient liquidity through our credit facilities and cash balances. We expect to spend between $100 million to $120 million on capital expenditures in 2021, much of which will be invested to align the systems of our legacy businesses and enhance our digital tools.
We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions. We also communicate on a regular basis with our lenders regarding our financial and working capital performance, liquidity position and financial leverage. Our financial leverage ratio, on a pro forma basis, was 4.9 as of March 31, 2021 and 5.3 as of December 31, 2020. In addition, we are in compliance with all covenants and restrictions contained in our debt agreements as of March 31, 2021.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

The following table sets forth our financial leverage ratio, which is a non-GAAP financial measure, for the periods presented:

	Pro Forma(1)
	Twelve Months Ended
(In millions of dollars, except ratio)	March 31, 2021	December 31, 2020
Net income attributable to common stockholders	$90.3	$115.6
Net loss attributable to noncontrolling interests	(0.3)	(0.5)
Preferred stock dividends	44.5	30.1
Provision for income taxes	39.6	55.7
Interest expense, net	292.9	255.8
Depreciation and amortization	161.5	153.5
EBITDA	628.5	610.2
Other, net	(4.8)	4.6
Stock-based compensation	30.3	34.7
Merger-related costs and fair value adjustments	245.6	206.7
Out-of-period adjustment	18.9	18.9
Net gain on sale of asset and Canadian divestitures	(28.7)	(19.8)
Adjusted EBITDA	$889.8	$855.3

	As of
	March 31, 2021	December 31, 2020
Short-term borrowings and current portion of long-term debt	$20.8	$528.8
Long-term debt	4,592.7	4,370.0
Debt discount and debt issuance costs(2)	83.6	88.2
Fair value adjustments to Anixter Senior Notes due 2023 and 2025(2)	(1.5)	(1.7)
Total debt	4,695.6	4,985.3
Less: Cash and cash equivalents	303.9	449.1
Total debt, net of cash	$4,391.7	$4,536.2

Financial leverage ratio	4.9	5.3
(1)Pro forma adjusted EBITDA includes the financial results of WESCO's legacy utility and data communications businesses in Canada, which were divested in the first quarter of 2021 under a Consent Agreement with the Competition Bureau of Canada.
(2)Long-term debt is presented in the condensed consolidated balance sheets net of debt discount and debt issuance costs, and includes adjustments to record the long-term debt assumed in the merger with Anixter at its acquisition date fair value.
Note: Financial leverage measures the use of debt. Financial leverage ratio is calculated by dividing total debt, excluding debt discount, debt issuance costs and fair value adjustments, net of cash, by adjusted EBITDA. EBITDA is defined as the trailing twelve months earnings before interest, taxes, depreciation and amortization. Adjusted EBITDA is defined as the trailing twelve months EBITDA before foreign exchange and other non-operating expenses ("other, net"), non-cash stock-based compensation, costs and fair value adjustments associated with the merger with Anixter, an out-of-period adjustment related to inventory absorption accounting, and net gain on the sale of a U.S. operating branch and WESCO's legacy utility and data communications businesses in Canada. Pro forma financial leverage ratio is calculated by dividing total debt, excluding debt discount and debt issuance costs, net of cash, by pro forma adjusted EBITDA. Pro forma EBITDA and pro forma adjusted EBITDA gives effect to the combination of WESCO and Anixter as if it had occurred at the beginning of the respective trailing twelve month period.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Most of the undistributed earnings of our foreign subsidiaries have been taxed in the U.S. under either the one-time transition tax or the global intangible low-taxed income ("GILTI") tax regime imposed by the Tax Cuts and Jobs Act of 2017 ("TCJA"). Except for a portion of foreign earnings previously taxed in the U.S. that can effectively be distributed without further material U.S. or foreign taxation, we continue to assert that the undistributed earnings of our foreign subsidiaries are indefinitely reinvested. To the extent the earnings of our foreign subsidiaries are distributed in the form of dividends, such earnings may be subject to additional taxes. We believe that we are able to maintain a sufficient level of liquidity for our domestic operations and commitments without incurring any material tax cost to repatriate cash held by our foreign subsidiaries.
Cash Flow
Operating Activities. Net cash generated from operations for the first three months of 2021 totaled $120.5 million, compared with net cash provided by operating activities of $31.5 million for the first three months of 2020. Operating activities included net income of $59.2 million and adjustments to net income totaling $31.0 million, which were primarily comprised of depreciation and amortization of $41.2 million, deferred income taxes of $13.1 million, stock-based compensation expense of $6.0 million, and a net gain of $8.9 million resulting from the Canadian divestitures. Other sources of cash in the first three months of 2021 included an increase in accounts payable of $251.0 million due to higher purchases of inventory, an increase in other current and noncurrent liabilities of $40.5 million, a decrease in other accounts receivable of $7.6 million, and a decrease in other current and noncurrent assets of $17.1 million. Primary uses of cash in the first three months of 2021 included an increase in inventories of $124.8 million to support increased customer demand, an increase in trade accounts receivable of $117.4 million resulting from higher sales in the latter part of the quarter, and a decrease in accrued payroll and benefit costs of $43.8 million.
Net cash provided by operating activities for the first three months of 2020 totaled $31.5 million, which included net income of $34.2 million and adjustments to net income totaling $19.8 million, which were primarily comprised of depreciation and amortization of $16.1 million and stock-based compensation expense of $4.6 million. Other sources of cash in the first three months of 2020 included a decrease in inventories of $37.8 million, a decrease in other accounts receivable of $19.2 million, and an increase in other current and noncurrent liabilities of $7.4 million. Primary uses of cash in the first three months of 2020 included an increase in trade accounts receivable of $53.9 million, a decrease in accrued payroll and benefit costs of $19.0 million, a decrease in accounts payable of $10.9 million, and an increase in other current and noncurrent assets of $3.1 million.
Investing Activities. Net cash provided by investing activities for the first three months of 2021 was $44.5 million, compared with $110.3 million of net cash used during the first three months of 2020. Included in the first three months of 2021 was $54.1 million of net proceeds from the divestiture of WESCO's legacy utility and data communications businesses in Canada, as described in Note 4, "Acquisitions and Disposals" of our Notes to the unaudited Condensed Consolidated Financial Statements. Included in the first three months of 2020 was a $100.0 million termination fee associated with the acquisition of Anixter, as described in Note 4, "Acquisitions and Disposals" of our Notes to the unaudited Condensed Consolidated Financial Statements. Capital expenditures were $10.2 million for the three month period ended March 31, 2021, compared to $15.8 million for the three month period ended March 31, 2020.
Financing Activities. Net cash used in financing activities for the first three months of 2021 was $312.2 million, compared to $278.7 million of net cash provided by financing activities for the first three months of 2020. During the first three months of 2021, financing activities consisted of the redemption of our $500.0 million aggregate principal amount of 2021 Notes, borrowings and repayments of $713.6 million and $488.6 million, respectively, related to our Revolving Credit Facility, as well as borrowings and repayments of $243.0 million and $248.0 million, respectively, related to our Receivables Facility. Financing activities for the first three months of 2021 also included net repayments related to our various international lines of credit of approximately $8.5 million, and $14.4 million of dividends paid to holders of our Series A Preferred Stock
During the first three months of 2020, financing activities consisted of borrowings and repayments of $360.5 million and $260.5 million, respectively, related to our prior revolving credit facility, as well as borrowings and repayments of $225.0 million and $40.0 million, respectively, related to our prior accounts receivable securitization facility. Financing activities for the first three months of 2020 also included net repayments related to our various international lines of credit of approximately $0.4 million.
Contractual Cash Obligations and Other Commercial Commitments
There were no material changes in our contractual obligations and other commercial commitments that would require an update to the disclosure provided in our 2020 Annual Report on Form 10-K.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Inflation
The rate of inflation, as measured by changes in the producer price index, affects different commodities, the cost of products purchased and ultimately the pricing of our different products and product classes to our customers. For the three months ended March 31, 2021, pricing related to inflation did not have a material impact on our sales.
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
Guarantor Financial Statements
WESCO Distribution (the “Issuer”) has outstanding $350 million in aggregate principal amount of 5.375% Senior Notes due 2024 (the “2024 Notes”).
The 2024 Notes are unsecured senior obligations of WESCO Distribution and are fully and unconditionally guaranteed on a senior unsecured basis by WESCO International and Anixter Inc. (the “Guarantors”), ranking pari passu in right of payment with all other existing and future senior obligations of the Issuer, including obligations under other unsubordinated indebtedness. The 2024 Notes are effectively subordinated to all existing and future obligations of the Issuer that are secured by liens on any property or assets of the Issuer, including the Issuer’s Revolving Credit Facility and the then outstanding term loan facility (the “Senior Secured Credit Facilities”), to the extent of the value of the collateral securing such obligations, and are structurally subordinated to all liabilities (including trade payables) of any of the Guarantors’s or the Issuer’s subsidiaries (the “non-Guarantor Subsidiaries”) and senior in right of payment to all existing and future obligations of the Issuer that are, by their terms, subordinated in right of payment to the 2024 Notes.
The 2024 Notes are guaranteed by the Guarantors and not by the non-Guarantor Subsidiaries. In the event of a bankruptcy, liquidation or reorganization of any of the non-Guarantor Subsidiaries, such non-Guarantor Subsidiaries will pay the holders of their debt and their trade creditors before they will be able to distribute or contribute, as the case may be, any of their assets to the Issuer or the Guarantors. Therefore, the 2024 Notes and the guarantee of the Guarantors (the “Guarantee”) are effectively subordinated to the liabilities of the non-Guarantor Subsidiaries.
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
The Guarantors guarantee to each holder of the 2024 Notes and to the respective trustees (i) the due and punctual payment of the principal of, premium, if any, and interest on each Note, when and as the same shall become due and payable, whether at maturity, by acceleration or otherwise, the due and punctual payment of interest on the overdue principal of and interest on the 2024 Notes, to the extent lawful, and the due and punctual payment of all other obligations and due and punctual performance of all obligations of the Issuer to the holders or the respective trustee all in accordance with the terms of the 2024 Notes and the indentures governing the 2024 Notes and (ii) in the case of any extension of time of payment or renewal of any 2024 Notes or any of such other obligations, that the same will be promptly paid in full when due or performed in accordance with the terms of the extension or renewal, at stated maturity, by acceleration or otherwise.
If the Issuer becomes a debtor in a case under the U.S. Bankruptcy Code or encounters other financial difficulty, under federal or state fraudulent transfer law, a court may void, subordinate or otherwise decline to enforce the 2024 Notes. A court might do so if it is found that when the Issuer issued the 2024 Notes, or in some states when payments became due under the 2024 Notes, the Issuer received less than reasonably equivalent value or fair consideration and either: (i) were insolvent or rendered insolvent by reason of such incurrence; (ii) were left with inadequate capital to conduct its business; or (iii) believed or reasonably should have believed that the Issuer would incur debts beyond its ability to pay.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

A court might also void an issuance of the 2024 Notes without regard to the above factors, if the court found that the Issuer issued the 2024 Notes with actual intent to hinder, delay or defraud its creditors. A court would likely find that the Issuer did not receive reasonably equivalent value or fair consideration for the 2024 Notes, if the Issuer did not substantially benefit directly or indirectly from the issuance of the 2024 Notes. If a court were to void the issuance of the 2024 Notes, holders would no longer have any claim against the Issuer. Sufficient funds to repay the 2024 Notes may not be available from other sources. In addition, the court might direct holders to repay any amounts that they already received from the Issuer.
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

Summarized Balance Sheets
(In thousands)
(unaudited)
	As of
	March 31, 2021	December 31, 2020
Assets
Current assets	$2,369,262	$2,259,748
Due from non-guarantor subsidiaries	298,508	277,957
Total current assets	2,667,770	2,537,705
Noncurrent assets	3,338,955	3,368,247
Total assets	$6,006,725	$5,905,952
Liabilities
Current liabilities	$1,440,047	$1,821,835
Due to non-guarantor subsidiaries	2,319,889	2,046,613
Total current liabilities	3,759,936	3,868,448
Noncurrent liabilities	4,376,826	4,169,639
Total liabilities	$8,136,762	$8,038,087

Summarized Statement of Income (Loss)
(In thousands)
(unaudited)
Three Months Ended
March 31, 2021
Net sales(1)	$2,253,878
Gross profit(1)	438,544
Net loss	$(49,616)
(1) Includes $15.6 million of net sales and cost of goods sold to non-guarantor subsidiaries.
Impact of Recently Issued Accounting Standards
See Note 2, "Accounting Policies" of our Notes to Condensed Consolidated Financial Statements for information regarding the effect of new accounting pronouncements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Forward-Looking Statements
All statements made herein that are not historical facts should be considered as forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results to differ materially. These statements include, but are not limited to, statements regarding the expected benefits and costs of the transaction between WESCO and Anixter International Inc., including anticipated future financial and operating results, synergies, accretion and growth rates, and the combined company's plans, objectives, expectations and intentions, statements that address the combined company's expected future business and financial performance, and other statements identified by words such as "anticipate," "plan," "believe," "estimate," "intend," "expect," "project," "will" and similar words, phrases or expressions. These forward-looking statements are based on current expectations and beliefs of WESCO's management, as well as assumptions made by, and information currently available to, WESCO's management, current market trends and market conditions and involve risks and uncertainties, many of which are outside of WESCO's and WESCO's management's control, and which may cause actual results to differ materially from those contained in forward-looking statements. Accordingly, you should not place undue reliance on such statements.
Those risks, uncertainties and assumptions include the risk of any unexpected costs or expenses resulting from the transaction, the risk of any litigation or post-closing regulatory action relating to the transaction, the risk that the transaction could have an adverse effect on the ability of the combined company to retain customers and retain and hire key personnel and maintain relationships with its suppliers, customers and other business relationships and on its operating results and business generally, or the risk that problems may arise in successfully integrating the businesses of the companies, which may result in the combined company not operating as effectively and efficiently as expected, the risk that the combined company may be unable to achieve synergies or other anticipated benefits of the proposed transaction or it may take longer than expected to achieve those synergies or benefits, the risk that the leverage of the company may be higher than anticipated, the impact of natural disasters, health epidemics and other outbreaks, especially the outbreak of COVID-19 since December 2019, which may have a material adverse effect on the combined company's business, results of operations and financial conditions, and other important factors that could cause actual results to differ materially from those projected. All such factors are difficult to predict and are beyond each company's control. Additional factors that could cause results to differ materially from those described above can be found in WESCO's Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and WESCO's other reports filed with the SEC.
Item 3.    Quantitative and Qualitative Disclosures about Market Risks.
For a discussion of changes to the market risks that were previously disclosed in our 2020 Annual Report on Form 10-K, refer to Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations” and to Part II, Item 1A, "Risk Factors”.
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
There were no changes in the Company’s internal control over financial reporting that occurred during the quarterly period ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
There have been no material changes to the risk factors previously disclosed in Item 1A. to Part 1 of WESCO’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Item 6.    Exhibits.
(a)Exhibits
(10)Material Contracts
(1) Agreement, dated May 28, 2020, memorializing terms of employment of Theodore Dosch by WESCO International, Inc. (filed herewith)
(2) Second Amendment to Fifth Amended and Restated Receivables Purchase Agreement (filed herewith)
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

WESCO International, Inc.
(Registrant)

May 7, 2021	By:	/s/ David S. Schulz
(Date)		David S. Schulz
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

May 7, 2021	By:	/s/ Matthew S. Kulasa
(Date)		Matthew S. Kulasa
Senior Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)