Form 10-Q
period 2021-06-30
WESCO INTERNATIONAL INC
filed 2021-08-06
CIK 929008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 5, 2021, 50,374,291 shares of common stock, $0.01 par value, of the registrant were outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
The interim financial information required by this item is set forth in the unaudited Condensed Consolidated Financial Statements and Notes thereto in this Quarterly Report on Form 10-Q, as follows:

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(unaudited)

	As of
Assets	June 30, 2021	December 31, 2020
Current assets:
Cash and cash equivalents	$287,891	$449,135
Trade accounts receivable, net of allowance for expected credit losses of $36,288 and $23,909 in 2021 and 2020, respectively	2,842,187	2,466,903
Other accounts receivable	266,835	239,199
Inventories	2,436,522	2,163,831
Prepaid expenses and other current assets	162,312	187,910
Total current assets	5,995,747	5,506,978
Property, buildings and equipment, net of accumulated depreciation of $339,295 and $312,106 in 2021 and 2020, respectively	384,232	399,157
Operating lease assets	510,513	534,705
Intangible assets, net	2,020,538	2,065,495
Goodwill	3,223,511	3,187,169
Other assets	164,538	131,637
Assets held for sale	—	55,073
Total assets	$12,299,079	$11,880,214
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,192,782	$1,707,329
Accrued payroll and benefit costs	220,049	198,535
Short-term debt and current portion of long-term debt, net of debt issuance costs of $2,217 and $1,039 in 2021 and 2020, respectively	366,965	528,830
Other current liabilities	522,160	552,301
Total current liabilities	3,301,956	2,986,995
Long-term debt, net of debt discount and debt issuance costs of $78,278 and $87,142 in 2021 and 2020, respectively	4,303,124	4,369,953
Operating lease liabilities	391,608	414,889
Deferred income taxes	488,710	488,261
Other noncurrent liabilities	288,680	278,010
Liabilities held for sale	—	5,717
Total liabilities	$8,774,078	$8,543,825
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $.01 par value; 20,000,000 shares authorized, no shares issued or outstanding	—	—
Preferred stock, Series A, $.01 par value; 25,000 shares authorized, 21,612 shares issued and outstanding in 2021 and 2020	—	—
Common stock, $.01 par value; 210,000,000 shares authorized, 67,919,962 and 67,596,515 shares issued, and 50,298,404 and 50,064,985 shares outstanding in 2021 and 2020, respectively	680	676
Class B nonvoting convertible common stock, $.01 par value; 20,000,000 shares authorized, 4,339,431 issued and no shares outstanding in 2021 and 2020, respectively	43	43
Additional capital	1,953,653	1,942,810
Retained earnings	2,750,665	2,601,662
Treasury stock, at cost; 21,960,989 and 21,870,961 shares in 2021 and 2020, respectively	(947,698)	(938,335)
Accumulated other comprehensive loss	(225,074)	(263,134)
Total WESCO International, Inc. stockholders' equity	3,532,269	3,343,722
Noncontrolling interests	(7,268)	(7,333)
Total stockholders’ equity	3,525,001	3,336,389
Total liabilities and stockholders’ equity	$12,299,079	$11,880,214
The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2021	2020	2021	2020
Net sales	$4,595,790	$2,086,706	$8,637,267	$4,055,353
Cost of goods sold (excluding depreciation and amortization)	3,630,633	1,692,931	6,861,074	3,285,179
Selling, general and administrative expenses	699,581	359,750	1,336,157	659,143
Depreciation and amortization	46,704	18,755	87,913	34,848
Income from operations	218,872	15,270	352,123	76,183
Interest expense, net	67,590	61,270	137,963	77,862
Other income, net	(802)	(687)	(3,609)	(807)
Income (loss) before income taxes	152,084	(45,313)	217,769	(872)
Provision for income taxes	32,800	(10,854)	39,331	(587)
Net income (loss)	119,284	(34,459)	178,438	(285)
Less: Net income (loss) attributable to noncontrolling interests	89	47	65	(185)
Net income (loss) attributable to WESCO International, Inc.	119,195	(34,506)	178,373	(100)
Less: Preferred stock dividends	14,352	1,276	28,704	1,276
Net income (loss) attributable to common stockholders	$104,843	$(35,782)	$149,669	$(1,376)
Other comprehensive income (loss):
Foreign currency translation adjustments	21,219	42,734	38,060	(51,117)
Comprehensive income (loss) attributable to common stockholders	$126,062	$6,952	$187,729	$(52,493)

Earnings (loss) per share attributable to common stockholders
Basic	$2.09	$(0.84)	$2.98	$(0.03)
Diluted	$2.02	$(0.84)	$2.89	$(0.03)

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended
	June 30
	2021	2020
Operating activities:
Net income (loss)	$178,438	$(285)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	87,913	34,848
Stock-based compensation expense	13,179	9,527
Amortization of debt discount and debt issuance costs	9,197	2,058
Gain on divestitures, net (Note 4)	(8,927)	—
Other operating activities, net	3,365	(4,079)
Deferred income taxes	(2,959)	1,062
Changes in assets and liabilities:
Trade accounts receivable, net	(372,287)	29,302
Other accounts receivable	(25,394)	20,476
Inventories	(268,272)	55,431
Other current and noncurrent assets	(14,291)	(28,078)
Accounts payable	474,918	(83,085)
Accrued payroll and benefit costs	1,911	1,701
Other current and noncurrent liabilities	26,004	93,810
Net cash provided by operating activities	102,795	132,688
Investing activities:
Capital expenditures	(20,191)	(27,163)
Acquisition payments (Note 4)	—	(3,708,325)
Proceeds from divestitures (Note 4)	54,346	—
Other investing activities, net	(1,801)	7,533
Net cash provided by (used in) investing activities	32,354	(3,727,955)
Financing activities:
Repayments of short-term debt, net	(10,763)	(10,526)
Repayment of 5.375% Senior Notes due 2021 (Note 8)	(500,000)	—
Proceeds from issuance of long-term debt	1,557,827	4,391,782
Repayments of long-term debt	(1,282,842)	(580,619)
Payments for taxes related to net-share settlement of equity awards	(12,433)	(2,025)
Payment of dividends	(28,704)	—
Debt issuance costs	(1,849)	(79,490)
Other financing activities, net	(10,918)	(6,115)
Net cash (used in) provided by financing activities	(289,682)	3,713,007

Effect of exchange rate changes on cash and cash equivalents	(6,711)	(3,420)
Net change in cash and cash equivalents	(161,244)	114,320
Cash and cash equivalents at the beginning of period	449,135	150,902
Cash and cash equivalents at the end of period	$287,891	$265,222
Supplemental disclosures:
Cash paid for interest	$128,211	$29,828
Cash paid for income taxes	$40,883	$9,894
Right-of-use assets obtained in exchange for new operating lease liabilities	$56,748	$73,137
The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except shares)
(unaudited)

												Accumulated Other
			Class B		Series A			Retained				Comprehensive
	Common Stock		Common Stock		Preferred Stock		Additional	Earnings	Treasury Stock		Noncontrolling	Income
	Amount	Shares	Amount	Shares	Amount	Shares	Capital	(Deficit)	Amount	Shares	Interests	(Loss)
Balance, December 31, 2020	$676	67,596,515	$43	4,339,431	$—	21,612	$1,942,810	$2,601,662	$(938,335)	(21,870,961)	$(7,333)	$(263,134)
Exercise of stock-based awards	2	165,641					(38)		(1,421)	(15,330)
Stock-based compensation expense							5,954
Tax withholding related to vesting of restricted stock units and retirement of common stock	—	(35,289)					(2,209)	(617)
Noncontrolling interests											(24)
Net income attributable to WESCO								59,178
Preferred stock dividends								(14,352)
Translation adjustments												16,841
Balance, March 31, 2021	$678	67,726,867	$43	4,339,431	$—	21,612	$1,946,517	$2,645,871	$(939,756)	(21,886,291)	$(7,357)	$(246,293)
Exercise of stock-based awards	2	194,615					(1)		(7,942)	(74,698)
Stock-based compensation expense							7,225
Tax withholding related to vesting of restricted stock units and retirement of common stock	—	(1,520)					(88)	(49)
Noncontrolling interests											89
Net income attributable to WESCO								119,195
Preferred stock dividends								(14,352)
Translation adjustments												21,219
Balance, June 30, 2021	$680	67,919,962	$43	4,339,431	$—	21,612	$1,953,653	$2,750,665	$(947,698)	(21,960,989)	$(7,268)	$(225,074)

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
The unaudited Condensed Consolidated Balance Sheet as of June 30, 2021, the unaudited Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss), the unaudited Condensed Consolidated Statements of Stockholders' Equity for the three and six months ended June 30, 2021 and 2020, and the unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020, respectively, in the opinion of management, have been prepared on the same basis as the audited Consolidated Financial Statements and include all adjustments necessary for the fair statement of the results of the interim periods presented herein. All adjustments reflected in the unaudited condensed consolidated financial information are of a normal recurring nature unless indicated. The results for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.
Prior to the completion of its merger with Anixter International Inc. ("Anixter") on June 22, 2020, as described in Note 4, "Acquisitions and Disposals", WESCO had four operating segments that had been aggregated as one reportable segment. Effective on the date of acquisition, the Company added Anixter as a separate reportable segment for the quarterly period ended June 30, 2020. At the beginning of the third quarter of 2020, the Company identified new operating segments organized around three strategic business units consisting of EES, CSS and UBS. These operating segments are equivalent to the Company's reportable segments. The operating segments in the respective periods were determined in accordance with the manner in which WESCO's chief operating decision maker ("CODM") reviewed financial information during those periods. The financial information used by the CODM to evaluate the performance of the Company's operating segments is disclosed in Note 13, "Business Segments". The applicable comparative financial information reported in the Company's previously issued interim financial statements for the three and six months ended June 30, 2020 has been recast in this Quarterly Report on Form 10-Q to conform to the basis of the new segments.
Reclassifications
For the three and six months ended June 30, 2020, $0.7 million and $0.8 million, respectively, of other non-operating income has been reclassified from "net interest and other" to "other income, net" in the unaudited Condensed Consolidated Statements of Loss and Comprehensive Loss. For the six months ended June 30, 2020, stock-based compensation of $9.5 million and amortization of debt discount and debt issuance costs of $2.1 million have been reclassified from other operating activities in the unaudited Condensed Consolidated Statement of Cash Flows. These reclassifications have been made to conform to the current period presentation.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

Change in Estimates
During the second quarter of 2021, the Company established a new corporate brand strategy that will result in migrating certain legacy WESCO sub-brands to a master brand architecture. The Company accounts for the trademarks associated with these sub-brands as intangible assets. As of December 31, 2020, $39.1 million of the trademarks impacted by the master brand strategy had indefinite lives and $9.5 million had remaining estimated useful lives ranging from 3 to 8 years. The Company continually evaluates whether events or circumstances have occurred that would require a change to the estimated useful lives of indefinite-lived and definite lived intangible assets. When such a change is warranted, the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life. Accordingly, during the second quarter of 2021, the Company changed the estimated useful lives of the trademarks affected by the new corporate brand strategy to coincide with the expected period of time to migrate such sub-brands to the master brand architecture. The Company assigned remaining estimated useful lives to these trademarks, including those that previously had indefinite lives, ranging from less than one year to 5 years. The Company assessed these intangible assets for impairment prior to amortizing them over their revised estimated remaining useful lives. No impairment losses were identified as a result of these tests.
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
The following tables disaggregate WESCO’s net sales by segment and geography for the periods presented:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2021	2020	2021	2020
EES	$1,923,011	$1,043,294	$3,643,824	$2,157,766
CSS	1,461,120	341,470	2,711,735	565,185
UBS	1,211,659	701,942	2,281,708	1,332,402
Total by segment	$4,595,790	$2,086,706	$8,637,267	$4,055,353

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2021	2020	2021	2020
United States	$3,318,311	$1,587,063	$6,248,747	$3,065,557
Canada	703,135	352,719	1,310,887	730,134
Other International(1)	574,344	146,924	1,077,633	259,662
Total by geography(2)	$4,595,790	$2,086,706	$8,637,267	$4,055,353
(1)    No individual other international country's net sales are material.
(2)    WESCO attributes revenues from external customers to individual countries on the basis of point of sale.
In accordance with certain contractual arrangements, WESCO receives payment from its customers in advance and recognizes such payment as deferred revenue. Revenue for advance payment is recognized when the performance obligation has been satisfied and control has transferred to the customer, which is generally upon shipment. Deferred revenue is usually recognized within a year or less from the date of the customer’s advance payment. At June 30, 2021 and December 31, 2020, $43.0 million and $24.3 million, respectively, of deferred revenue was recorded as a component of other current liabilities in the Condensed Consolidated Balance Sheets.
WESCO’s revenues are adjusted for variable consideration, which includes customer volume rebates, returns, and discounts. WESCO measures variable consideration by estimating expected outcomes using analysis and inputs based upon historical data as well as current and forecasted information. Variable consideration is reviewed by management on a monthly basis and revenue is adjusted accordingly. Variable consideration reduced revenue for the three months ended June 30, 2021 and 2020 by approximately $112.4 million and $31.7 million, respectively, and by approximately $217.8 million and $54.9 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021 and December 31, 2020, the Company's estimated product return obligation was $39.6 million and $38.9 million, respectively.
Shipping and handling activities are recognized in net sales when they are billed to the customer. WESCO has elected to recognize shipping and handling costs as a fulfillment cost. Shipping and handling costs recorded as a component of selling, general and administrative expenses totaled $62.7 million and $20.9 million for the three months ended June 30, 2021 and 2020, respectively, and $116.0 million and $38.9 million for the six months ended June 30, 2021 and 2020, respectively.
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
Anixter was a leading distributor of network and security solutions, electrical and electronic solutions, and utility power solutions with locations in over 300 cities across approximately 50 countries, and 2019 annual sales of more than $8 billion. The Merger brought together two companies with highly compatible capabilities and characteristics. The combination of WESCO and Anixter created an enterprise with scale and should afford the Company the opportunity to digitize its business, and expand its services portfolio and supply chain offerings.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The total fair value of consideration transferred for the Merger consisted of the following:

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
The Merger was accounted for as a business combination with WESCO acquiring Anixter in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations. Under the acquisition method of accounting, the purchase consideration was allocated to the identified assets acquired and liabilities assumed based on their respective acquisition date fair value, with any excess allocated to goodwill. The fair value estimates were based on income, market and cost valuation methods using primarily unobservable inputs developed by management, which are categorized as Level 3 in the fair value hierarchy. Specifically, the fair values of the identified trademark and customer relationship intangible assets were estimated using the relief-from-royalty and multi-period excess earnings methods, respectively. Significant inputs used to value these identifiable intangible assets included projected revenues and expected operating margins, customer attrition rates, discount rates, royalty rates, and applicable income tax rates. The excess purchase consideration recorded to goodwill is not deductible for income tax purposes, and has been assigned to the Company's reportable segments based on their relative fair values, as disclosed in Note 5, "Goodwill and Intangible Assets". The resulting goodwill is primarily attributable to Anixter's workforce, significant cross-selling opportunities in additional geographies, enhanced scale, and other operational efficiencies.
During the second quarter of 2021, the Company finalized its allocation of the purchase consideration to the respective fair values of assets acquired and liabilities assumed in the acquisition of Anixter. As the Company obtained additional information during the measurement period (one year from the acquisition date), it recorded adjustments to its preliminary estimates of fair value, which are presented in the table below. The net impact of these adjustments was an increase to goodwill of $13.4 million in the second quarter of 2021 and $16.4 million since the Company's initial estimate.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The following table sets forth the allocation of the purchase consideration to the respective fair value of assets acquired and liabilities assumed for the acquisition of Anixter:

	Preliminary Fair Value Estimates	Measurement Period Adjustments	Final Purchase Price Allocation
Assets	(In thousands)
Cash and cash equivalents	$103,463	$—	$103,463
Trade accounts receivable	1,309,894	(8,928)	1,300,966
Other accounts receivable	116,386	—	116,386
Inventories	1,424,768	(14,906)	1,409,862
Prepaid expenses and other current assets	53,462	14,202	67,664
Property, buildings and equipment	215,513	(3,792)	211,721
Operating lease assets	262,238	18,047	280,285
Intangible assets	1,832,700	5,365	1,838,065
Goodwill	1,367,981	16,356	1,384,337
Other assets	114,258	25,589	139,847
Total assets	$6,800,663	$51,933	$6,852,596

Liabilities
Accounts payable	$920,163	$(1,239)	$918,924
Accrued payroll and benefit costs	69,480	—	69,480
Short-term debt and current portion of long-term debt	13,225	—	13,225
Other current liabilities	221,574	12,745	234,319
Long-term debt	77,822	(205)	77,617
Operating lease liabilities	200,286	17,017	217,303
Deferred income taxes	392,165	(15,111)	377,054
Other noncurrent liabilities	207,612	38,726	246,338
Total liabilities	$2,102,327	$51,933	$2,154,260

Fair value of net assets acquired, including goodwill and intangible assets	$4,698,336	$—	$4,698,336
The following table sets forth the identifiable intangible assets and their estimated weighted-average useful lives:

Identifiable Intangible Assets	Estimated Fair Value	Weighted-Average Estimated Useful Life in Years(1)
	(In thousands)
Customer relationships	$1,098,900	19
Trademarks	735,000	Indefinite
Non-compete agreements	4,165	2
Total identifiable intangible assets	$1,838,065
(1)    During the three months ended December 31, 2020, the Company recorded measurement period adjustments to the estimated useful lives initially assigned to customer relationships, which resulted in income of $6.4 million.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The results of operations of Anixter are included in the unaudited condensed consolidated financial statements beginning on June 22, 2020, the acquisition date. For the three and six months ended June 30, 2021, the condensed consolidated statements of income include $2.5 billion and $4.6 billion of net sales, respectively, and $166.2 million and $271.6 million of income from operations, respectively, for Anixter. For the three and six months ended June 30, 2020, the condensed consolidated statements of loss include $221.9 million of net sales and $18.4 million of income from operations for Anixter. For the three months ended June 30, 2021 and 2020, the Company incurred costs related to the merger of $37.7 million and $73.3 million, respectively, which primarily consist of advisory, legal, integration, separation and other costs. For the six months ended June 30, 2021 and 2020, such costs were $84.0 million and $78.0 million, respectively. These costs are included in selling, general and administrative expenses for all periods presented.
Pro Forma Financial Information
The following unaudited pro forma financial information presents combined results of operations for the periods presented, as if the Company had completed the Merger on January 1, 2019. The unaudited pro forma financial information includes adjustments to amortization and depreciation for intangible assets and property, buildings and equipment, adjustments to interest expense for the additional indebtedness incurred to complete the acquisition (including the amortization of debt discount and issuance costs), transaction costs, change in control and severance costs, dividends accrued on the Series A preferred stock, compensation expense associated with the WESCO phantom stock unit awards described in Note 9, "Employee Benefit Plans", as well as the respective income tax effects of such adjustments. For the three and six months ended June 30, 2020, adjustments totaling $61.5 million and $11.3 million, respectively increased the unaudited pro forma net income attributable to common stockholders. The unaudited pro forma financial information does not reflect any cost savings, operating synergies or revenue enhancements that WESCO may achieve as a result of its acquisition of Anixter, the costs to integrate the operations of WESCO and Anixter or the costs necessary to achieve these cost savings, operating synergies and revenue enhancements. The unaudited pro forma financial information presented below is not necessarily indicative of consolidated results of operations of the combined business had the acquisition occurred at the beginning of the respective periods, nor is it necessarily indicative of future results of operations of the combined company.

	Three Months Ended	Six Months Ended
(In thousands)	June 30, 2020	June 30, 2020
Pro forma net sales(1)	$3,705,913	$7,746,260
Pro forma net income attributable to common stockholders(1)	32,493	52,373
(1)    The Company reported pro forma net sales and pro forma net income attributable to common stockholders for the three and six months ended June 30, 2020 in the Notes to Condensed Consolidated Financial Statements of its Quarterly Report on Form 10-Q for the period ended June 30, 2020 of $3,678.5 million and $7,691.3 million, respectively, and $29.4 million and $47.4 million, respectively. These amounts excluded the financial results of WESCO's legacy utility and data communications businesses in Canada, which were divested in the first quarter of 2021 under a Consent Agreement with the Competition Bureau of Canada, as described below.
Canadian Divestitures
On August 6, 2020, the Company entered into a Consent Agreement with the Competition Bureau of Canada regarding the merger with Anixter. Under the Consent Agreement, the Company was required to divest certain legacy WESCO utility and data communications businesses in Canada. In February 2021, the Company completed such divestitures for cash consideration totaling $54.3 million. The Company recognized a net gain from the sale of these businesses of $8.9 million, which is reported as a component of selling, general and administrative expenses for the six months ended June 30, 2021. These sales fulfilled the Company’s divestiture commitments under the Consent Agreement and the net cash proceeds were used to repay debt.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

5. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table sets forth the changes in the carrying value of goodwill:

	Six Months Ended
	June 30, 2021
	EES	CSS	UBS	Total
	(In thousands)
Beginning balance January 1(1)	$853,456	$1,115,500	$1,218,213	$3,187,169
Adjustments to goodwill for acquisitions (Note 4)(2)	5,254	8,602	85	13,941
Foreign currency exchange rate changes	12,334	1,438	8,629	22,401
Ending balance June 30	$871,044	$1,125,540	$1,226,927	$3,223,511
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
Intangible Assets
The components of intangible assets are as follows:

		June 30, 2021			December 31, 2020
	Life (in years)	Gross Carrying Amount (1)	Accumulated Amortization (1)	Net Carrying Amount	Gross Carrying Amount (1)	Accumulated Amortization (1)	Net Carrying Amount
Intangible assets:		(In thousands)
Trademarks	Indefinite	$795,926	$—	$795,926	$833,793	$—	$833,793
Customer relationships(2)	10 - 20	1,439,769	(271,054)	1,168,715	1,434,554	(227,585)	1,206,969
Distribution agreements(2)	10 - 19	29,212	(21,884)	7,328	29,212	(21,040)	8,172
Trademarks(2)	Less than 1 - 15	64,047	(17,434)	46,613	24,898	(11,415)	13,483
Non-compete agreements	2 - 5	4,374	(2,418)	1,956	4,462	(1,384)	3,078
		$2,333,328	$(312,790)	$2,020,538	$2,326,919	$(261,424)	$2,065,495
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
Amortization expense related to intangible assets totaled $27.1 million and $10.1 million for the three months ended June 30, 2021 and 2020, respectively, and $48.7 million and $18.6 million for the six months ended June 30, 2021 and 2020, respectively. For the three and six months ended June 30, 2021, amortization expense includes $5.0 million resulting from the changes in estimated useful lives of certain legacy WESCO trademarks that are migrating to the Company's master brand architecture, as described in Note 2, "Accounting Policies".

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The following table sets forth the remaining estimated amortization expense for intangible assets for the next five years and thereafter:

For year ending December 31,	(In thousands)
2021	$70,996
2022	93,064
2023	83,704
2024	81,224
2025	78,089
Thereafter	817,535

6. STOCK-BASED COMPENSATION
WESCO sponsors a stock-based compensation plan. On May 27, 2021, the Company's stockholders approved the WESCO International, Inc. 2021 Omnibus Incentive Plan (the “2021 Plan”). The 2021 Plan is administered by the Compensation Committee of the Company's Board of Directors.
The 2021 Plan was designed to be the successor plan to all prior stock-based compensation plans. Accordingly, no new awards may be granted under the Company’s 1999 Long-Term Incentive Plan, as amended and restated (the “1999 Plan”) or any other prior plan. Awards outstanding under any such prior plans will remain in full force and effect under such plans according to their respective terms. To the extent that any such award is forfeited, terminates, expires or lapses without being exercised, or is settled for cash, the shares subject to such award not delivered will again be available for awards under the 2021 Plan.
The maximum number of shares of the Company’s common stock that may be granted pursuant to awards under the 2021 Plan is 2,150,000, less any shares issued under the 1999 Plan after March 31, 2021 and until the annual stockholders meeting in May 2021. If any award granted under the 2021 Plan is forfeited, terminates, expires or lapses instead of being exercised, or is settled for cash, the shares subject to such award will again be available for grant under the 2021 Plan. Shares delivered by participants or withheld by the Company to pay all or a portion of the exercise price or withholding taxes with respect to stock option or stock appreciation right awards will not again be available for issuance. Shares delivered by participants or withheld by the Company to satisfy applicable tax withholding obligations with respect to a full-value award (i.e., restricted shares or restricted stock units) will again be available for grant under the 2021 Plan.
WESCO’s stock-based employee compensation awards outstanding under the 1999 Plan are comprised of stock-settled stock appreciation rights, restricted stock units and performance-based awards. Compensation cost for all stock-based awards is measured at fair value on the date of grant and compensation cost is recognized, net of estimated forfeitures, over the service period for awards expected to vest. The fair value of stock-settled stock appreciation rights is determined using the Black-Scholes model. The fair value of restricted stock units and performance-based awards with performance conditions is determined by the grant-date closing price of WESCO’s common stock. The forfeiture assumption is based on WESCO’s historical employee behavior that is reviewed on an annual basis. No dividends are assumed. For stock-settled stock appreciation rights that are exercised and for restricted stock units and performance-based awards that vest, shares are issued out of WESCO's outstanding common stock.
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
During the three and six months ended June 30, 2021 and 2020, WESCO granted the following stock-settled stock appreciation rights, restricted stock units and performance-based awards at the following weighted-average fair values:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Stock-settled stock appreciation rights granted	3,398	—	139,592	262,091
Weighted-average fair value	$38.62	$—	$33.19	$13.86

Restricted stock units granted	6,861	—	307,583	211,450
Weighted-average fair value	$86.91	$—	$77.12	$48.32

Performance-based awards granted	3,020	—	122,812	158,756
Weighted-average fair value	$86.91	$—	$76.76	$48.67
The fair value of stock-settled stock appreciation rights was estimated using the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Risk free interest rate	1.3%	n/a	0.8%	1.4%
Expected life (in years)	7	n/a	7	5
Expected volatility	42%	n/a	41%	30%
The risk-free interest rate is based on the U.S. Treasury Daily Yield Curve as of the grant date. The expected life is based on historical exercise experience and the expected volatility is based on the volatility of the Company's daily stock price over the expected life preceding the grant date of the award.
The following table sets forth a summary of stock-settled stock appreciation rights and related information for the six months ended June 30, 2021:

	Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2020	2,161,556	$60.48
Granted	139,592	77.05
Exercised	(558,550)	54.65
Forfeited	(12,719)	52.57
Outstanding at June 30, 2021	1,729,879	63.76	5.9	$69,154
Exercisable at June 30, 2021	1,359,501	$64.73	5.1	$53,041
For the six months ended June 30, 2021, the aggregate intrinsic value of stock-settled stock appreciation rights exercised during such period was $24.9 million.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The following table sets forth a summary of time-based restricted stock units and related information for the six months ended June 30, 2021:

	Awards	Weighted- Average Fair Value
Unvested at December 31, 2020	921,495	$43.15
Granted	307,583	77.12
Vested	(226,943)	43.89
Forfeited	(25,134)	59.90
Unvested at June 30, 2021	977,001	$53.23

The following table sets forth a summary of performance-based awards for the six months ended June 30, 2021:

	Awards	Weighted- Average Fair Value
Unvested at December 31, 2020	305,269	$52.61
Granted	122,812	76.76
Vested	(22,371)	62.34
Forfeited	(27,802)	59.87
Unvested at June 30, 2021	377,908	$59.35
Vesting of the 377,908 shares of performance-based awards in the table above is dependent upon the achievement of certain performance targets, including half that are dependent upon the three-year average growth rate of WESCO's net income and the other half that are based upon the three-year cumulative return on net assets. These awards are accounted for as awards with performance conditions; compensation cost is recognized over the performance period based upon WESCO's determination of whether it is probable that the performance targets will be achieved.
WESCO recognized $7.2 million and $4.9 million of non-cash stock-based compensation expense, which is included in selling, general and administrative expenses, for the three months ended June 30, 2021 and 2020, respectively. WESCO recognized $13.2 million and $9.5 million of non-cash stock-based compensation expense, which is included in selling, general and administrative expenses, for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, there was $55.3 million of total unrecognized compensation expense related to non-vested stock-based compensation arrangements for all awards previously made of which approximately $14.8 million is expected to be recognized over the remainder of 2021, $23.9 million in 2022, $15.2 million in 2023 and $1.4 million in 2024.
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The following table sets forth the details of basic and diluted earnings (loss) per share:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands, except per share data)	2021	2020	2021	2020
Net income (loss) attributable to WESCO International, Inc.	$119,195	$(34,506)	$178,373	$(100)
Less: Preferred stock dividends	14,352	1,276	28,704	1,276
Net income (loss) attributable to common stockholders	$104,843	$(35,782)	$149,669	$(1,376)
Weighted-average common shares outstanding used in computing basic earnings per share	50,243	42,683	50,184	42,260
Common shares issuable upon exercise of dilutive equity awards	1,751	92	1,691	152
Weighted-average common shares outstanding and common share equivalents, diluted	51,994	42,775	51,875	42,412
Weighted-average common shares outstanding and common share equivalents used in computing diluted earnings (loss) per share	51,994	42,683	51,875	42,260
Earnings (loss) per share attributable to common stockholders
Basic	$2.09	$(0.84)	$2.98	$(0.03)
Diluted	$2.02	$(0.84)	$2.89	$(0.03)
For the three and six months ended June 30, 2021, the computation of diluted earnings per share attributable to common stockholders excluded stock-based awards of approximately 0.1 million. For the three and six months ended June 30, 2020, the computation of diluted loss per share attributable to common stockholders excluded stock-based awards of approximately 3.0 million and 2.8 million, respectively. These amounts were excluded because their effect would have been antidilutive.
8. DEBT
The following table sets forth WESCO's outstanding indebtedness:

	As of
	June 30, 2021	December 31, 2020
	(In thousands)
International lines of credit	$17,967	$29,575
Accounts Receivable Securitization Facility	1,180,000	950,000
Revolving Credit Facility	295,000	250,000
5.375% Senior Notes due 2021	—	500,000
5.50% Anixter Senior Notes due 2023	58,636	58,636
5.375% Senior Notes due 2024	350,000	350,000
6.00% Anixter Senior Notes due 2025	4,173	4,173
7.125% Senior Notes due 2025	1,500,000	1,500,000
7.250% Senior Notes due 2028, less debt discount of $8,710 and $9,332 in 2021 and 2020, respectively	1,316,290	1,315,668
Finance lease obligations	18,501	17,931
Total debt	4,740,567	4,975,983
Plus: Fair value adjustment to the Anixter Senior Notes	1,306	1,650
Less: Unamortized debt issuance costs	(71,784)	(78,850)
Less: Short-term debt and current portion of long-term debt	(366,965)	(528,830)
Total long-term debt	$4,303,124	$4,369,953

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

Accounts Receivable Securitization Facility
On June 1, 2021, WESCO Distribution amended its accounts receivable securitization facility (the “Receivables Facility”) pursuant to the terms and conditions of a Third Amendment to the Fifth Amended and Restated Receivables Purchase Agreement (the “Receivables Amendment”), by and among WESCO Receivables Corp. (“WESCO Receivables”), WESCO Distribution, the various purchaser groups from time to time party thereto and PNC Bank, National Association, as Administrator. The Receivables Amendment amends the amended and restated receivables purchase agreement entered into on June 22, 2020 (the “Receivables Purchase Agreement”). The Receivables Amendment, among other things, increased the purchase limit under the Receivables Purchase Agreement from $1,200 million to $1,300 million, extended the maturity date from June 22, 2023 to June 21, 2024, decreased the LIBOR floor from 0.50% to 0.00% and decreased the interest rate spread from 1.20% to 1.15%. The commitment fee of the Receivables Facility remained unchanged.
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
On January 14, 2021, WESCO Distribution redeemed the $500 million aggregate principal amount of the 2021 Notes at a redemption price equal to 100% of the principal amount plus accrued interest to, but not including, January 14, 2021. The redemption of the 2021 Notes was funded with available cash, as well as borrowings under the Company's accounts receivable securitization and revolving credit facilities. The Company recognized a loss of $1.0 million from the redemption of the 2021 Notes resulting from the the write-off of unamortized debt issuance costs, which is recorded as a component of interest expense, net in the Condensed Consolidated Statement of Income and Comprehensive Income for the six months ended June 30, 2021.
5.375% Senior Notes due 2024
In June 2016, WESCO Distribution issued $350 million aggregate principal amount of 5.375% Senior Notes due 2024 (the "2024 Notes") through a private offering exempt from the registration requirements of the Securities Act. The 2024 Notes were issued at 100% of par and are governed by an indenture (the “2024 Indenture”) entered into on June 15, 2016 among WESCO Distribution, as issuer, WESCO International, as parent guarantor, and U.S. Bank National Association, as trustee. The 2024 Notes are unsecured senior obligations of WESCO Distribution and are guaranteed on a senior unsecured basis by WESCO International. The 2024 Notes bear interest at a stated rate of 5.375% per annum, payable semi-annually in arrears on June 15 and December 15 of each year. The 2024 Notes mature on June 15, 2024. The Company used the net proceeds to redeem its 6.0% Convertible Senior Debentures due 2029.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

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
On June 2, 2021, WESCO Distribution exercised its right to redeem the entire $350 million aggregate principal amount of the 2024 Notes, and U.S. Bank, National Association, as trustee under the 2024 Indenture, issued a notice of redemption to registered holders of the 2024 Notes. The date fixed for the redemption of the 2024 Notes is July 2, 2021. Accordingly, the 2024 Notes are classified as a component of short-term debt and current portion of long-term debt in the Condensed Consolidated Balance Sheet as of June 30, 2021. The 2024 Notes will be redeemed at a redemption price equal to 101.344% of the principal amount of the 2024 Notes plus accrued interest on the 2024 Notes to, but not including, July 2, 2021.
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
WESCO incurred charges of $16.1 million and $3.4 million for the three months ended June 30, 2021 and 2020, respectively, and $32.7 million and $9.1 million for the six months ended June 30, 2021 and 2020, respectively, for all defined contribution plans.
Deferred Compensation Plans
WESCO Distribution sponsors a non-qualified deferred compensation plan (the "WESCO Deferred Compensation Plan") that permits select employees to make pre-tax deferrals of salary and bonus. Employees have the option to transfer balances allocated to their accounts in the WESCO Deferred Compensation Plan into any of the available investment options. The WESCO Deferred Compensation Plan is an unfunded plan. As of June 30, 2021, the Company's obligation under the WESCO Deferred Compensation Plan was $19.3 million, which was included in other noncurrent liabilities in the Condensed Consolidated Balance Sheet. As of December 31, 2020, the Company's obligation under the WESCO Deferred Compensation Plan was $27.4 million, of which $10.1 million was included in other current liabilities and $17.3 million was in other noncurrent liabilities in the Condensed Consolidated Balance Sheet.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

Anixter Inc. sponsored a non-qualified deferred compensation plan (the "Anixter Deferred Compensation Plan") that permitted select employees to make pre-tax deferrals of salary and bonus. Interest was accrued monthly on the deferred compensation balances based on the average ten-year Treasury note rate for the previous three months times a factor of 1.4, and the rate was further adjusted if certain financial goals were achieved. In the fourth quarter of 2020, the Company terminated the Anixter Deferred Compensation Plan. Accordingly, the deferred compensation liability of $45.1 million was classified in other current liabilities in the Condensed Consolidated Balance Sheet at December 31, 2020. In the second quarter of 2021, the Company settled the liability for the Anixter Deferred Compensation Plan by making lump sum payments of $42.8 million directly to participants.
The Company held assets in a Rabbi Trust arrangement to provide for the liability associated with the Anixter Deferred Compensation Plan. The assets were invested in marketable securities. As of December 31, 2020, the assets held in this arrangement were $39.6 million and were recorded in other current assets in the Condensed Consolidated Balance Sheets. In the second quarter of 2021, the Company liquidated this investment arrangement for approximately $39.7 million and used the proceeds to fund the settlement of the Anixter Deferred Compensation Plan described above.
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
In the fourth quarter of 2020, the Company terminated both the Anixter Inc. Executive Benefit Plan and the Anixter SERP. Accordingly, pension liabilities totaling $18.1 million associated with the Anixter Inc. Executive Benefit Plan and the Anixter SERP were classified as current in the Condensed Consolidated Balance Sheet at December 31, 2020. In the second quarter of 2021, the Company settled its liability for the Anixter Inc. Executive Benefit Plan by making lump sum payments of $10.4 million directly to participants. The Company expects to make lump sum payments directly to participants of the Anixter SERP during the second half of 2021.
The Domestic Plans are funded as required by the Employee Retirement Income Security Act of 1974 ("ERISA") and the Internal Revenue Service and the Foreign Plans are funded as required by applicable foreign laws. The EECOL SERP and the Anixter SERP are unfunded plans.
The Company made aggregate cash contributions to its Foreign Plans of $3.1 million and $0.8 million during the three months ended June 30, 2021 and 2020, respectively, and $5.7 million and $1.8 million during the six months ended June 30, 2021 and 2020, respectively.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The following tables set forth the components of net periodic pension (benefit) cost for the Company's defined benefit plans:

	Three Months Ended
(In thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	Domestic Plans(1)		Foreign Plans(1)		Total
Service cost	$763	$121	$3,316	$1,547	$4,079	$1,668
Interest cost	1,941	265	2,514	1,023	4,455	1,288
Expected return on plan assets	(4,327)	(457)	(4,365)	(1,531)	(8,692)	(1,988)
Recognized actuarial gain(2)	—	—	106	26	106	26
Settlement	(19)	—	—	—	(19)	—
Net periodic pension (benefit) cost	$(1,642)	$(71)	$1,571	$1,065	$(71)	$994

	Six Months Ended
(In thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	Domestic Plans(1)		Foreign Plans(1)		Total
Service cost	$1,527	$121	$6,540	$2,856	$8,067	$2,977
Interest cost	4,077	265	4,960	2,060	9,037	2,325
Expected return on plan assets	(8,827)	(457)	(8,620)	(3,146)	(17,447)	(3,603)
Recognized actuarial gain(2)	—	—	207	53	207	53
Settlement	(19)	—	—	—	(19)	—
Net periodic pension (benefit) cost	$(3,242)	$(71)	$3,087	$1,823	$(155)	$1,752
(1)    The Company assumed the Domestic Plans and certain foreign plans, as described above, in connection with the acquisition of Anixter on June 22, 2020. The Company began recognizing the net periodic pension (benefit) cost associated with these plans as of the acquisition date.
(2)    For the three and six months ended June 30, 2021 and 2020, no amounts were reclassified from accumulated other comprehensive income into net income, respectively.
The service cost of $4.1 million and $1.7 million for the three months ended June 30, 2021 and 2020, respectively, and $8.1 million and $3.0 million for the six months ended June 30, 2021 and 2020, respectively, is reported as a component of selling, general and administrative expenses. The other components of net periodic pension (benefit) cost totaling net benefits of $4.2 million and $0.7 million for the three months ended June 30, 2021 and 2020, respectively, and net benefits of $8.2 million and $1.2 million for the six months ended June 30, 2021 and 2020, respectively, are presented as a component of other non-operating income ("other income, net").
Other Benefits
As permitted by the Merger Agreement, Anixter granted restricted stock units prior to June 22, 2020 in the ordinary course of business to its employees and directors. These awards, which did not accelerate solely as a result of the Merger, were converted into cash-only settled WESCO phantom stock units, which vest ratably over a 3-year period. As of June 30, 2021 and December 31, 2020, the estimated fair value of these awards was $18.2 million and $22.8 million, respectively. The Company recognized compensation expense associated with these awards of $0.6 million and $0.9 million for the three months ended June 30, 2021 and 2020, respectively, and $6.3 million and $0.9 million for the six months ended June 30, 2021 and 2020, respectively, which is reported as a component of selling, general and administrative expenses.
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
The carrying value of WESCO's debt instruments with fixed interest rates was $3,230.4 million and $3,730.1 million as of June 30, 2021 and December 31, 2020, respectively. The estimated fair value of this debt was $3,520.2 million and $4,084.7 million as of June 30, 2021 and December 31, 2020, respectively. The reported carrying values of WESCO's other debt instruments, including those with variable interest rates, approximated their fair values as of June 30, 2021 and December 31, 2020.
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
The Company does not hedge 100% of its foreign currency-denominated accounts. In addition, the results of hedging can vary significantly based on various factors, such as the timing of executing foreign currency forward contracts versus the movement of currencies as well as the fluctuations in the account balances throughout each reporting period. The fair value of foreign currency forward contracts is based on the difference between the contract rate and the current exchange rate. The fair value of foreign currency forward contracts is measured using observable market information. These inputs would be considered Level 2 in the fair value hierarchy. At June 30, 2021, foreign currency forward contracts were revalued at then-current foreign exchange rates with the changes in valuation reflected directly in other non-operating expenses ("other income, net") in the Condensed Consolidated Statements of Income and Comprehensive Income (Loss) offsetting the transaction gain (loss) recorded on foreign currency-denominated accounts. At June 30, 2021 and December 31, 2020, the gross and net notional amounts of foreign currency forward contracts outstanding were approximately $215.2 million and $111.9 million, respectively. While all of the Company's foreign currency forward contracts are subject to master netting arrangements with its counterparties, assets and liabilities related to these contracts are presented on a gross basis within the Condensed Consolidated Balance Sheets. The gross fair value of assets and liabilities related to foreign currency forward contracts were immaterial.
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
12. INCOME TAXES
The effective tax rate for the three and six months ended June 30, 2021 was 21.6% and 18.1%, respectively. The effective tax rate for the three and six months ended June 30, 2020 was 24.0% and 67.3%, respectively. WESCO’s effective tax rate typically differs from the federal statutory income tax rate due to the tax effect of intercompany financing, foreign tax rate differences, the U.S. taxes imposed on foreign income, nondeductible expenses and state income taxes. The effective tax rate for the three months ended June 30, 2021 is lower than the corresponding quarter of the prior year primarily due to a discrete income tax benefit of $3.4 million associated with the exercise and vesting of stock-based awards. For the six months ended June 30, 2021, the effective tax rate is lower than the corresponding year-to-date period of the preceding year primarily due to the discrete income tax benefits of $8.3 million resulting from a change in the valuation allowance recorded against foreign tax credit carryforwards, and $4.5 million associated with the exercise and vesting of stock-based awards. In addition, the effective tax rates for the prior year periods were higher due to costs incurred to complete the acquisition of Anixter. There have been no material adjustments to liabilities for uncertain tax positions since the last annual disclosure for the year ended December 31, 2020.

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
The following tables set forth financial information by reportable segment for the periods presented:

(In thousands)	Three Months Ended June 30, 2021
	EES	CSS	UBS	Corporate	Total
Net sales	$1,923,011	$1,461,120	$1,211,659	$—	$4,595,790
Income from operations	153,740	111,257	94,693	(140,818)	218,872

	Three Months Ended June 30, 2020
(In thousands)	EES	CSS	UBS	Corporate	Total
Net sales	$1,043,294	$341,470	$701,942	$—	$2,086,706
Income from operations	45,809	27,922	51,774	(110,235)	15,270

(In thousands)	Six Months Ended June 30, 2021
	EES	CSS	UBS	Corporate	Total
Net sales	$3,643,824	$2,711,735	$2,281,708	$—	$8,637,267
Income from operations	253,852	185,220	181,723	(268,672)	352,123

	Six Months Ended June 30, 2020
(In thousands)	EES	CSS	UBS	Corporate	Total
Net sales	$2,157,766	$565,185	$1,332,402	$—	$4,055,353
Income from operations	89,135	37,868	93,559	(144,379)	76,183
There were no material changes to the amounts of total assets by reportable segment from those disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
14. SUBSEQUENT EVENTS
On July 2, 2021 (the “Redemption Date”), WESCO Distribution, Inc. redeemed the $350 million aggregate principal amount of its 2024 Notes at a redemption price equal to 101.344% of the principal amount plus accrued interest to, but not including, the Redemption Date. The redemption of the 2024 Notes was funded with borrowings under the Company's accounts receivable securitization and revolving credit facilities.
The redemption of the 2024 Notes will result in a loss on debt extinguishment totaling $6.9 million, which includes $4.7 million for the premium paid to redeem the 2024 Notes and $2.2 million for the write-off of unamortized debt issuance costs. The loss will be recorded as a component of interest expense, net in the Condensed Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2021.

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
We employ nearly 18,000 people, maintain relationships with approximately 30,000 suppliers, and serve more than 125,000 customers worldwide. With nearly 1,500,000 products, end-to-end supply chain services, and extensive digital capabilities, we provide innovative solutions to meet current customer needs across commercial and industrial businesses, contractors, government agencies, institutions, telecommunications providers, and utilities. Our innovative value-add solutions include supply chain management, logistics and transportation, procurement, warehousing and inventory management, as well as kitting and labeling, limited assembly of products and installation enhancement. We have approximately 800 branches, warehouses and sales offices with operations in more than 50 countries, providing a local presence for customers and a global network to serve multi-location businesses and multi-national corporations.
During the second quarter of 2021, we established a new corporate brand strategy to adopt a single, master brand architecture. This initiative reflects our corporate integration strategy and simplifies engagement for our customers and suppliers. As a result, we will begin migrating certain legacy WESCO sub-brands to the master brand architecture over the course of the next year.
Prior to the completion of the Merger, we had four operating segments that had been aggregated as one reportable segment. Effective on the date of acquisition, we added Anixter as a separate reportable segment for the quarterly period ended June 30, 2020. At the beginning of the third quarter of 2020, we identified new operating segments organized around three strategic business units consisting of Electrical & Electronic Solutions ("EES"), Communications & Security Solutions ("CSS") and Utility and Broadband Solutions ("UBS"). The applicable comparative financial information reported in our previously issued interim financial statements for the three and six months ended June 30, 2020 has been recast in this Quarterly Report on Form 10-Q to conform to the basis of the new segments.
The following is a description of each of our reportable segments and their business activities.
Electrical & Electronic Solutions
The EES segment supplies a broad range of products and supply chain solutions primarily to the Construction, Industrial and Original Equipment Manufacturer ("OEM") markets. Product categories include a broad range of electrical equipment and supplies, wire and cable, lubricants, pipe, valves, fittings, fasteners, cutting tools, power transmission, and safety products. In addition, OEM customers require a reliable supply of assemblies and components to incorporate into their own products as well as value-add services such as supplier consolidation, design and technical support, just-in-time supply and electronic commerce, and supply chain management. EES includes the “Electrical and Electronic Solutions” business acquired from Anixter and the majority of WESCO's legacy industrial and construction businesses.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

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
Overall Financial Performance
Our financial results for the first six months of 2021 reflect the merger with Anixter, broad-based sales growth due to strong demand and improved economic conditions, the favorable impacts of margin improvement initiatives and lower operating expenses due to cost reduction actions and integration synergies, partially offset by higher salaries, variable compensation expense and benefit costs.
Net sales for the first six months of 2021 increased $4.6 billion, or 113.0%, over the corresponding year-to-date period. In addition to the impact from the Merger, the increase reflects improved economic conditions and strong demand. Cost of goods sold as a percentage of net sales and gross margin was 79.4% and 20.6%, respectively, for the first six months of 2021, compared to 81.0% and 19.0%, respectively, for the first six months of 2020. The increase in gross margin of 160 basis points reflects the favorable impact of margin improvement initiatives, partially offset by write-downs to the carrying value of certain personal protective equipment products during the first and second quarters of 2021, which had a negative impact of 20 basis points for the six months ended June 30, 2021.
Operating profit was $352.1 million for the first six months of 2021, compared to $76.2 million for the first six months of 2020. Operating profit as a percentage of net sales was 4.1% for the current six-month period, compared to 1.9% for the first six months of the prior year. Operating profit for the first six months of 2021 includes merger-related costs of $84.0 million and a net gain of $8.9 million resulting from the sale of WESCO's legacy utility and data communications businesses in Canada during the first quarter of 2021, which were divested in connection with the Merger. Additionally, we recognized $5.0 million of amortization expense for the six months ended June 30, 2021 resulting from changes in the estimated useful lives of certain legacy WESCO trademarks that are migrating to our master brand architecture, as described in Note 2, "Accounting Policies" of our Notes to the unaudited Condensed Consolidated Financial Statements. Adjusted for these items, operating profit was $432.3 million, or 5.0% of net sales. For the first six months of 2020, operating profit adjusted for merger-related costs of $78.0 million was $154.1 million, or 3.8% of net sales.
Earnings per diluted share for the first six months of 2021 was $2.89, based on 51.9 million diluted shares, compared to a loss per diluted share of $0.03 for the first six months of 2020, based on 42.3 million diluted shares. Adjusted for merger-related costs and interest, the net gain on the Canadian divestitures, accelerated trademark amortization expense, and the related income tax effects, earnings per diluted share for the first six months of 2021 and 2020 was $4.06 and $2.25, respectively, an increase of 80.4%.
Beginning in 2020, and continuing through the second quarter of 2021, the COVID-19 pandemic had a significant impact on our business, and there continues to be significant uncertainties associated with the COVID-19 pandemic, including with respect to the economic conditions and possible resurgence of COVID, including new variants of the virus in various geographies, and the availability and effectiveness of treatments and vaccines. As the duration and severity of the COVID-19 pandemic remain uncertain and cannot be predicted, there is significant uncertainty as to the ultimate impact it will have on our business and our results of operations and financial condition. Events and factors relating to the COVID-19 pandemic include limitations on the ability of our suppliers to manufacture or procure the products we sell or to meet delivery requirements and commitments; disruptions to our global supply chains; limitations on the ability of our employees to perform their work due to travel or other restrictions; limitations on the ability of carriers to deliver our products to our customers; limitations on the ability of our customers to conduct their business and purchase our products and services, or pay us on a timely basis; and disruptions to our customers’ purchasing patterns. In response to the COVID-19 pandemic, we have taken actions focused on protecting the health and safety of our employees, which is our top priority.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

The products and services that we provide are integral to the daily operations of our customers and accordingly, we have taken actions to maintain the continuity of our operations in response to the pandemic. We have experienced, and may continue to experience, fluctuations in customer demand for certain of our products and services, including changes in project plans or timing due to circumstances affecting our customers, suppliers and other third parties. The full extent to which the COVID-19 pandemic will continue to impact our business and financial results going forward remains highly uncertain and will depend on many factors outside of our control, including the duration and scope of the crisis, the emergence and effects of variants, the availability of effective treatments and vaccines, imposition of protective public safety measures, and the overall impact of the COVID-19 pandemic on the global economy and capital markets.
Cash Flow
We generated $102.8 million of operating cash flow for the first six months of 2021. Cash provided by operating activities included net income of $178.4 million and adjustments to net income totaling $101.8 million, which were primarily comprised of depreciation and amortization of $87.9 million, stock-based compensation expense of $13.2 million, amortization of debt discount and debt issuance costs of $9.2 million, a net gain of $8.9 million resulting from the divestiture of WESCO's legacy utility and data communications businesses in Canada, as described in Note 4, "Acquisitions and Disposals" of our Notes to the unaudited Condensed Consolidated Financial Statements, and deferred income taxes of $3.0 million. Operating cash flow also included changes in assets and liabilities of $177.5 million, which were primarily comprised of an increase in trade accounts receivable of $372.3 million resulting from higher sales in the latter part of the quarter and an increase in inventories of $268.3 million to support increased customer demand, partially offset by an increase in accounts payable of $474.9 million due to higher purchases of inventory.
Investing activities included $54.3 million of net proceeds from the Canadian divestitures and $20.2 million of capital expenditures.
Financing activities were primarily comprised of the redemption of our $500.0 million aggregate principal amount of 5.375% Senior Notes due 2021 (the "2021 Notes"), borrowings and repayments of $914.8 million and $869.8 million, respectively, related to our revolving credit facility (the "Revolving Credit Facility"), and borrowings and repayments of $643.0 million and $413.0 million, respectively, related to our accounts receivable securitization facility (the "Receivables Facility"). Financing activities for the first six months of 2021 also included $28.7 million of dividends paid to holders of our Series A Preferred Stock, net repayments related to our various international lines of credit of approximately $10.8 million, and $12.4 million of payments for taxes related to the exercise and vesting of stock-based awards.
Financing Availability
On June 1, 2021, we amended our Receivables Facility to increase its borrowing capacity from $1,200 million to $1,300 million, extend its maturity date from June 22, 2023 to June 21, 2024, decrease its LIBOR floor from 0.50% to 0.00% and decrease its interest rate spread from 1.20% to 1.15%. Borrowings under the amended accounts receivable securitization facility will be used to redeem our $350 million aggregate principal amount of 5.375% Senior Notes due 2024 (the "2024 Notes"), as described in Note 14, "Subsequent Events" of our Notes to the unaudited Condensed Consolidated Financial Statements.
As of June 30, 2021, we had $873.1 million in total available borrowing capacity under our Revolving Credit Facility, which was comprised of $581.7 million of availability under the U.S. sub-facility and $291.4 million of availability under the Canadian sub-facility. Available borrowing capacity under our Receivables Facility was $120.0 million. The Revolving Credit Facility and the Receivables Facility mature in June 2025 and June 2024, respectively.
Critical Accounting Policies and Estimates
We adopted Accounting Standards Update ("ASU") 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, in the first quarter of 2021. The adoption of this ASU did not have a material impact on our consolidated financial statements and notes thereto.
During the second quarter of 2021, we made changes to the estimated useful lives of certain legacy WESCO trademarks that are migrating to our master brand architecture, as disclosed in Note 2, "Accounting Policies" of our Notes to the unaudited Condensed Consolidated Financial Statements.
See Note 2, "Accounting Policies" of our Notes to the unaudited Condensed Consolidated Financial Statements for more information regarding our significant accounting policies.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Results of Operations
Second Quarter of 2021 versus Second Quarter of 2020
The following table sets forth the percentage relationship to net sales of certain items in our Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the periods presented:

	Three Months Ended
	June 30, 2021	June 30, 2020
Net sales	100.0%	100.0%
Cost of goods sold (excluding depreciation and amortization)	79.0	81.1
Selling, general and administrative expenses	15.2	17.2
Depreciation and amortization	1.0	1.0
Income from operations	4.8	0.7
Interest expense, net	1.4	2.8
Other income, net	0.1	0.1
Income (loss) before income taxes	3.3	(2.2)
Provision for income taxes	0.7	(0.5)
Net income (loss) attributable to WESCO International, Inc.	2.6	(1.7)
Preferred stock dividends	0.3	—
Net income (loss) attributable to common stockholders	2.3%	(1.7)%
Net Sales
The following table sets forth net sales by segment for the periods presented:

	Three Months Ended
(In thousands)	June 30, 2021	June 30, 2020	Growth
EES	$1,923,011	$1,043,294	84.3%
CSS	1,461,120	341,470	327.9%
UBS	1,211,659	701,942	72.6%
Total net sales	$4,595,790	$2,086,706	120.2%
Net sales were $4.6 billion for the second quarter of 2021, compared to $2.1 billion for the second quarter of 2020, an increase of 120.2%. The increase primarily reflects the merger with Anixter that was completed on June 22, 2020, along with growth across all segments, as described below.
EES reported net sales $1.9 billion for the second quarter of 2021, compared to $1.0 billion for the second quarter of 2020, an increase of 84.3%. In addition to the impact of the Merger, the increase reflects double-digit growth in our construction, original equipment manufacturer and industrial businesses due to continued strong demand and accelerating economic recovery in certain regions.
CSS reported net sales of $1.5 billion for the second quarter of 2021, compared to $341.5 million for the second quarter of 2020, an increase of 327.9%. In addition to the impact of the Merger, the increase reflects strong sales growth in both our security solutions and network infrastructure businesses driven by the rebound in the global economy, a rise in project activity, and new wins from our expanding business.
UBS reported net sales of $1.2 billion for the second quarter of 2021, compared to $701.9 million for the second quarter of 2020, an increase of 72.6%. Along with the impact of the Merger, the increase reflects broad-based growth in our utility business with strength in both the investor-owned utility and public power markets. UBS sales growth also reflects continued strong demand in our broadband business, as well as growth in our integrated supply business due to improving economic conditions.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Cost of Goods Sold
Cost of goods sold for the second quarter of 2021 was $3.6 billion compared to $1.7 billion for the second quarter of 2020, an increase of $1.9 billion, reflecting the merger with Anixter. Cost of goods sold as a percentage of net sales was 79.0% for the second quarter of 2021, compared to 81.1% for the second quarter of 2020. The decrease of 210 basis points primarily reflects the favorable impact of margin improvement initiatives, partially offset by a write-down of $8.0 million to the carrying value of certain personal protective equipment products that were considered to either be in excess of supply relative to demand or for which current net realizable value has declined below cost. This write-down of inventory impacted cost of goods sold as a percentage of net sales for the second quarter of 2021 by 20 basis points.
Selling, General and Administrative Expenses
SG&A expenses for the second quarter of 2021 totaled $699.6 million versus $359.8 million for the second quarter of 2020. As a percentage of net sales, SG&A expenses were 15.2% and 17.2%, respectively. The increase in SG&A expenses of $339.8 million, or 94.5%, primarily reflects the impact of the merger with Anixter. In addition, SG&A expenses in the current quarter reflect higher volume-related costs and SG&A payroll expenses, as described below. The realization of integration synergies and structural cost takeout actions favorably impacted SG&A expenses for the second quarter of 2021. SG&A expenses for the second quarter of 2021 include merger-related costs of $37.7 million. Adjusted for these costs, SG&A expenses were $661.9 million, or 14.4% of net sales, for the second quarter of 2021. SG&A expenses for the second quarter of 2020 include $73.3 million of merger-related costs. Adjusted for these costs, SG&A expenses were $286.4 million, or 13.7% of net sales, for the second quarter of 2020.
SG&A payroll expenses for the second quarter of 2021 of $458.4 million increased by $231.6 million compared to the same period in 2020 primarily due to the merger with Anixter. Excluding the impact of the Merger, SG&A payroll expenses were up $43.9 million in the current quarter due to higher variable compensation expense and benefit costs, as well as the impact of reinstating salaries and retirement savings plan employer matching contributions for legacy WESCO employees that had been suspended in the prior year in response to the COVID-19 pandemic.
Depreciation and Amortization
Depreciation and amortization increased $27.9 million to $46.7 million for the second quarter of 2021, compared to $18.8 million for the second quarter of 2020. The second quarter of 2021 includes $15.8 million attributable to the amortization of identifiable intangible assets acquired in the merger with Anixter, as well as $5.0 million resulting from changes in the estimated useful lives of certain legacy WESCO trademarks that are migrating to our master brand architecture, as described in Note 2, "Accounting Policies" of our Notes to the unaudited Condensed Consolidated Financial Statements. As of June 30, 2021, there is $42.8 million of estimated amortization expense remaining for trademarks migrating to our master brand architecture, of which approximately $15.4 million and $12.1 million are expected to be recognized in the third and fourth quarters of 2021, respectively.
Income from Operations
The following tables set forth income from operations by segment for the periods presented:

	Three Months Ended June 30, 2021
(In thousands)	EES	CSS	UBS	Corporate	Total
Income from operations	$153,740	$111,257	$94,693	$(140,818)	$218,872

	Three Months Ended June 30, 2020
(In thousands)	EES	CSS	UBS	Corporate	Total
Income from operations	$45,809	$27,922	$51,774	$(110,235)	$15,270
Operating profit was $218.9 million for the second quarter of 2021 compared to $15.3 million for the second quarter of 2020, an increase of $203.6 million. The increase primarily reflects the merger with Anixter. For the second quarter of 2021, operating profit also reflects the favorable impact of margin improvement initiatives, the realization of integration synergies and structural cost takeout actions. Operating profit for the second quarter of 2021 was negatively impacted by higher salaries, variable compensation expense and benefit costs compared to the prior year, including the impact of reinstating the salaries and certain benefits of legacy WESCO employees that had been suspended in the prior year in response to the COVID-19 pandemic.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

EES reported operating profit of $153.7 million for the second quarter of 2021, compared to $45.8 million for the second quarter of 2020, an increase of $107.9 million. The increase primarily reflects the factors impacting the overall business, as described above. Additionally, operating profit for the second quarter of 2021 was negatively impacted by the inventory write-down described above and accelerated amortization expense of $2.1 million associated with migrating to our master brand architecture.
CSS reported operating profit of $111.3 million for the second quarter of 2021, compared to $27.9 million for the second quarter of 2020, an increase of $83.4 million. The increase primarily reflects the factors impacting the overall business, as described above. Additionally, operating profit for the second quarter of 2021 was negatively impacted by $5.4 million from the inventory write-down described above, as well as accelerated amortization expense of $2.7 million associated with migrating to our master brand architecture.
UBS reported operating profit of $94.7 million for the second quarter of 2021, compared to $51.8 million for the second quarter of 2020, an increase of $42.9 million. The increase primarily reflects the factors impacting the overall business, as described above.
Interest Expense, net
Net interest expense totaled $67.6 million for the second quarter of 2021, compared to $61.3 million for the second quarter of 2020. The increase in interest expense was driven by financing activity related to the Anixter merger. Net interest expense for the second quarter of 2020 includes $44.7 million of merger-related financing and interest costs, of which $33.5 million was non-recurring.
Other Income, net
Other non-operating income ("other income, net") totaled $0.8 million for the second quarter of 2021, compared to $0.7 million for the second quarter of 2020.
Income Taxes
The provision for income taxes was an expense of $32.8 million for the second quarter of 2021, compared to a benefit of $10.9 million in last year's comparable period, and the effective tax rate was 21.6% and 24.0%, respectively. The lower effective tax rate in the current quarter as compared to the corresponding quarter of the prior year was primarily due to a discrete income tax benefit of $3.4 million associated with the exercise and vesting of stock-based awards. In addition, the effective tax rate for the corresponding quarter of the prior year was higher due to costs incurred to complete the merger with Anixter. Excluding the impact of the Merger, the effective tax rate for the prior quarter would have been approximately 22%.
Net Income (Loss) and Earnings (Loss) per Share
Net income for the second quarter of 2021 was $119.3 million, compared to a net loss of $34.5 million for the second quarter of 2020.
Net income attributable to noncontrolling interests was less than $0.1 million for the second quarter of 2021 and 2020.
Preferred stock dividends expense, which relates to the fixed-rate reset cumulative perpetual preferred stock, Series A, that was issued in connection with the Merger, was $14.4 million for the second quarter of 2021 compared to $1.3 million for the second quarter of 2020.
Net income and earnings per diluted share attributable to common stockholders were $104.8 million and $2.02 per diluted share, respectively, for the second quarter of 2021, compared with a net loss and loss per diluted share attributable to common stockholders of $35.8 million and $0.84 per diluted share, respectively, for the second quarter of 2020. Adjusted for merger-related costs, accelerated amortization expense associated with migrating to our master brand architecture, and the related income tax effects, net income and earnings per diluted share attributable to common stockholders for the three months ended June 30, 2021 were $137.2 million and $2.64, respectively. Adjusted for merger-related costs and interest, the related income tax effects, and the weighted-average impact of 8.15 million shares of common stock issued as equity consideration to fund a portion of the merger with Anixter, net income and earnings per diluted share attributable to common stockholders were $55.9 million and $1.33, respectively, for the three months ended June 30, 2020.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

The following tables reconcile income from operations, net interest expense, provision for income taxes and earnings per diluted share to adjusted income from operations, adjusted net interest expense, adjusted provision for income taxes and adjusted earnings per diluted share, which are non-GAAP financial measures, for the periods presented:

	Three Months Ended
Adjusted Income from Operations:	June 30, 2021	June 30, 2020
	(In thousands)
Income from operations	$218,872	$15,270
Merger-related costs	37,720	73,345
Accelerated trademark amortization	5,049	—
Adjusted income from operations	$261,641	$88,615

	Three Months Ended
Adjusted Interest Expense, Net:	June 30, 2021	June 30, 2020
	(In thousands)
Interest expense, net	$67,590	$61,270
Merger-related interest expense(1)	—	(44,738)
Adjusted interest expense, net	$67,590	$16,532
(1)    The adjustment for the three months ended June 30, 2020 represents financing and interest costs associated with the debt financing used to fund a portion of the merger with Anixter, of which $33.5 million was non-recurring.

	Three Months Ended
Adjusted Provision for Income Taxes:	June 30, 2021	June 30, 2020
	(In thousands)
Provision for income taxes	$32,800	$(10,854)
Income tax effect of adjustments to income from operations and net interest(1)	10,381	26,363
Adjusted provision for income taxes	$43,181	$15,509
(1)    The adjustments to income from operations and net interest have been tax effected at rates of 24.3% and 22.3% for the three months ended June 30, 2021 and 2020, respectively.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

	Three Months Ended
Adjusted Earnings per Diluted Share:	June 30, 2021	June 30, 2020
(In thousands, except per share data)
Adjusted income from operations	$261,641	$88,615
Adjusted interest expense, net	67,590	16,532
Other income, net	(802)	(687)
Adjusted income before income taxes	194,853	72,770
Adjusted provision for income taxes	43,181	15,509
Adjusted net income	151,672	57,261
Net income attributable to noncontrolling interests	89	47
Adjusted net income attributable to WESCO International, Inc.	151,583	57,214
Preferred stock dividends	14,352	1,276
Adjusted net income attributable to common stockholders	$137,231	$55,938

Diluted shares	51,994	42,775
Adjusted diluted shares(1)	51,994	41,969
Adjusted earnings per diluted share(2)	$2.64	$1.33
(1)    Adjusted diluted shares for the three months ended June 30, 2020 exclude the weighted-average impact of 8.15 million shares of common stock issued as equity consideration to fund a portion of the merger with Anixter.
(2)    Adjusted earnings per diluted share for the three months ended June 30, 2020, as previously reported in our Quarterly Report on Form 10-Q for the period ended June 30, 2020, excluded preferred stock dividends of $1.3 million. Adjusted earnings per diluted share excluding the preferred stock dividends was $1.36 for the three months ended June 30, 2020.
Note: For the three months ended June 30, 2021, income from operations, the provision for income taxes and earnings per diluted share have been adjusted to exclude merger-related costs, accelerated amortization expense associated with migrating to our master brand architecture, and the related income tax effects. For the three months ended June 30, 2020, income from operations, net interest expense, the provision for income taxes and earnings per diluted share have been adjusted to exclude merger-related costs and interest, and the related income tax effects. These non-GAAP financial measures provide a better understanding of our financial results on a comparable basis.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

EBITDA, Adjusted EBITDA and Adjusted EBITDA margin %
The following tables reconcile net income attributable to common stockholders to EBITDA, adjusted EBITDA and adjusted EBITDA margin % by segment, which are non-GAAP financial measures, for the periods presented:

	Three Months Ended June 30, 2021
(In thousands)	EES	CSS	UBS	Corporate	Total
Net income attributable to common stockholders	$153,976	$111,046	$94,688	$(254,867)	$104,843
Net (loss) income attributable to noncontrolling interests	(76)	—	—	165	89
Preferred stock dividends	—	—	—	14,352	14,352
Provision for income taxes	—	—	—	32,800	32,800
Interest expense, net	—	—	—	67,590	67,590
Depreciation and amortization	12,781	19,241	5,466	9,216	46,704
EBITDA	$166,681	$130,287	$100,154	$(130,744)	$266,378
Other income, net	(160)	211	5	(858)	(802)
Stock-based compensation expense(1)	1,434	641	543	3,331	5,949
Merger-related costs	—	—	—	37,720	37,720
Adjusted EBITDA	$167,955	$131,139	$100,702	$(90,551)	$309,245
Adjusted EBITDA margin %	8.7%	9.0%	8.3%		6.7%
(1) Stock-based compensation expense in the calculation of adjusted EBITDA for the three months ended June 30, 2021 excludes $1.3 million as such amount is included in merger-related costs.

	Three Months Ended June 30, 2020
(In thousands)	EES	CSS	UBS	Corporate	Total
Net income (loss) attributable to common stockholders	$45,915	$27,764	$51,774	$(161,235)	$(35,782)
Net (loss) income attributable to noncontrolling interests	(162)	—	—	209	47
Preferred stock dividends	—	—	—	1,276	1,276
Provision for income taxes	—	—	—	(10,854)	(10,854)
Interest expense, net	—	—	—	61,270	61,270
Depreciation and amortization	7,351	4,016	4,082	3,306	18,755
EBITDA	$53,104	$31,780	$55,856	$(106,028)	$34,712
Other income, net	56	158	—	(901)	(687)
Stock-based compensation expense	1,118	263	306	3,214	4,901
Merger-related costs	—	—	—	73,345	73,345
Adjusted EBITDA	$54,278	$32,201	$56,162	$(30,370)	$112,271
Adjusted EBITDA margin %	5.2%	9.4%	8.0%		5.4%
Note: EBITDA, Adjusted EBITDA and Adjusted EBITDA margin % are non-GAAP financial measures that provide indicators of our performance and ability to meet debt service requirements. EBITDA is defined as earnings before interest, taxes, depreciation and amortization. Adjusted EBITDA is defined as EBITDA before foreign exchange and other non-operating expenses (income), non-cash stock-based compensation and merger-related costs. Adjusted EBITDA margin % is calculated by dividing Adjusted EBITDA by net sales.
Adjusted EBITDA for EES was $168.0 million for the second quarter of 2021, or 8.7% of net sales, compared to $54.3 million for the second quarter of 2020, or 5.2% of net sales.
Adjusted EBITDA for CSS was $131.1 million for the second quarter of 2021, or 9.0% of net sales, compared to $32.2 million for the second quarter of 2020, or 9.4% of net sales.
Adjusted EBITDA for UBS was $100.7 million for the second quarter of 2021, or 8.3% of net sales, compared to $56.2 million for the second quarter of 2020, or 8.0% of net sales.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Six Months Ended June 30, 2021 versus Six Months Ended June 30, 2020
The following table sets forth the percentage relationship to net sales of certain items in our Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the periods presented:

	Six Months Ended
	June 30, 2021	June 30, 2020
Net sales	100.0%	100.0%
Cost of goods sold (excluding depreciation and amortization)	79.4	81.0
Selling, general and administrative expenses	15.5	16.3
Depreciation and amortization	1.0	0.8
Income from operations	4.1	1.9
Interest expense, net	1.6	1.9
Other income, net	—	—
Income (loss) before income taxes	2.5	—
Provision for income taxes	0.4	—
Net income (loss) attributable to WESCO International, Inc.	2.1	—
Preferred stock dividends	0.4	—
Net income (loss) attributable to common stockholders	1.7%	—%
Net Sales
The following table sets forth net sales by segment for the periods presented:

	Six Months Ended
(In thousands)	June 30, 2021	June 30, 2020	Growth
EES	$3,643,824	$2,157,766	68.9%
CSS	2,711,735	565,185	379.8%
UBS	2,281,708	1,332,402	71.2%
Total net sales	$8,637,267	$4,055,353	113.0%
Net sales were $8.6 billion for the first six months of 2021, compared to $4.1 billion for the first six months of 2020, an increase of 113.0%. The increase primarily reflects the merger with Anixter, along with growth across all segments, as described below.
EES reported net sales $3.6 billion for the first six months of 2021, compared to $2.2 billion for the first six months of 2020, an increase of 68.9%. In addition to the impact of the Merger, the increase reflects growth in our construction and original equipment manufacturer businesses due to continued strong demand and improving economic conditions.
CSS reported net sales of $2.7 billion for the first six months of 2021, compared to $565.2 million for the first six months of 2020, an increase of 379.8%. The increase reflects the impact from the Merger and broad-based growth in our security solutions and network infrastructure businesses.
UBS reported net sales of $2.3 billion for the first six months of 2021, compared to $1.3 billion for the first six months of 2020, an increase of 71.2%. Along with the impact of the Merger, the increase reflects broad-based growth in our utility business, continued strong demand in our broadband business, and growth from integrated supply programs.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Cost of Goods Sold
Cost of goods sold for the first six months of 2021 was $6.9 billion compared to $3.3 billion for the first six months of 2020, an increase of $3.6 billion, reflecting the merger with Anixter. Cost of goods sold as a percentage of net sales was 79.4% for the first six months of 2021, compared to 81.0% for the first six months of 2020. The decrease of 160 basis points primarily reflects the favorable impact of margin improvement initiatives, partially offset by a write-down of $16.9 million to the carrying value of certain personal protective equipment products that were considered to either be in excess of supply relative to demand or for which current net realizable value has declined below cost. This write-down of inventory impacted cost of goods sold as a percentage of net sales for the first six months of 2021 by 20 basis points.
Selling, General and Administrative Expenses
SG&A expenses for the first six months of 2021 totaled $1.3 billion versus $659.1 million for the first six months of 2020. As a percentage of net sales, SG&A expenses were 15.5% and 16.3%, respectively. The increase in SG&A expenses of $677.0 million, or 102.7%, primarily reflects the impact of the merger with Anixter. In addition, SG&A expenses in the current year reflect higher volume-related costs and SG&A payroll expenses, as described below. SG&A expenses for the first six months of 2021 were favorably impacted by the realization of integration synergies and structural cost takeout actions, as well as lower travel, entertainment and similar expenses due to restrictions imposed on non-essential business travel in response to the COVID-19 pandemic. SG&A expenses for the first six months of 2021 include merger-related costs of $84.0 million, as well as a net gain of $8.9 million resulting from the sale of WESCO's legacy utility and data communications businesses in Canada, which were divested during the first quarter of 2021 in connection with the Merger. Adjusted for these amounts, SG&A expenses were 14.6% of net sales for the first six months of 2021. SG&A expenses for the first six months of 2020 include $78.0 million of merger-related costs. Adjusted for these costs, SG&A expenses were $581.2 million, or 14.3% of net sales, for the first six months of 2020.
SG&A payroll expenses for the first six months of 2021 of $882.1 million increased by $451.7 million compared to the same period in 2020 primarily due to the merger with Anixter. Excluding the impact of the Merger, SG&A payroll expenses were up $48.8 million in the current year due to higher variable compensation expense and benefit costs, as well as the impact of reinstating salaries and retirement savings plan employer matching contributions for legacy WESCO employees that had been suspended in the prior year in response to the COVID-19 pandemic.
Depreciation and Amortization
Depreciation and amortization increased $53.1 million to $87.9 million for the first six months of 2021, compared to $34.8 million for the first six months of 2020. The six months ended June 30, 2021 includes $31.4 million attributable to the amortization of identifiable intangible assets acquired in the merger with Anixter, as well as $5.0 million resulting from changes in the estimated useful lives of certain legacy WESCO trademarks that are migrating to our master brand architecture, as described in Note 2, "Accounting Policies" of our Notes to the unaudited Condensed Consolidated Financial Statements. As of June 30, 2021, there is $42.8 million of estimated amortization expense remaining for trademarks migrating to our master brand architecture, of which approximately $27.5 million is expected to be recognized over the remainder of 2021, $10.0 million in 2022 and $5.3 million thereafter.
Income from Operations
The following tables set forth income from operations by segment for the periods presented:

	Six Months Ended June 30, 2021
(In thousands)	EES	CSS	UBS	Corporate	Total
Income from operations	$253,852	$185,220	$181,723	$(268,672)	$352,123

	Six Months Ended June 30, 2020
(In thousands)	EES	CSS	UBS	Corporate	Total
Income from operations	$89,135	$37,868	$93,559	$(144,379)	$76,183

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Operating profit was $352.1 million for the first six months of 2021 compared to $76.2 million for the first six months of 2020, an increase of 362.2%. The increase primarily reflects the merger with Anixter. For the first six months of 2021, operating profit also reflects the favorable impact of margin improvement initiatives, the realization of integration synergies and structural cost takeout actions. Additionally, income from operations reflects the benefit of lower travel, entertainment and similar expenses due to restrictions imposed on non-essential business travel in response to the COVID-19 pandemic. Operating profit for the first six months of 2021 was negatively impacted by higher salaries, variable compensation expense and benefit costs, as well as the impact of reinstating salaries and certain benefits of legacy WESCO employees that had been suspended in the prior year in response to the COVID-19 pandemic.
EES reported operating profit of $253.9 million for the first six months of 2021, compared to $89.1 million for the first six months of 2020, an increase of $164.7 million. The increase primarily reflects the factors impacting the overall business, as described above. Additionally, operating profit for the first six months of 2021 was negatively impacted by the inventory write-down described above and accelerated amortization expense of $2.1 million associated with migrating to our master brand architecture.
CSS reported operating profit of $185.2 million for the first six months of 2021, compared to $37.9 million for the first six months of 2020, an increase of $147.4 million. The increase primarily reflects the factors impacting the overall business, as described above. Additionally, operating profit for the first six months of 2021 was negatively impacted by $12.9 million from the inventory write-down described above, as well as accelerated amortization expense of $2.7 million associated with migrating to our master brand architecture.
UBS reported operating profit of $181.7 million for the first six months of 2021, compared to $93.6 million for the first six months of 2020, an increase of $88.2 million. The increase primarily reflects the factors impacting the overall business, as described above, combined with the benefit from the gain on the Canadian divestitures.
Interest Expense, net
Net interest expense totaled $138.0 million for the first six months of 2021, compared to $77.9 million for the first six months of 2020. The increase in interest expense was driven by financing activity related to the Anixter merger. Net interest expense for the first six months of 2020 includes $45.3 million of merger-related financing and interest costs, of which $33.5 million was non-recurring.
Other Income, net
Other non-operating income ("other income, net") totaled $3.6 million for the first six months of 2021, compared to $0.8 million for the first six months of 2020.
Income Taxes
The provision for income taxes was an expense of $39.3 million for the first six months of 2021, compared to a benefit of $0.6 million in last year's comparable period, and the effective tax rate was 18.1% and 67.3%, respectively. The lower effective tax rate in the current period was primarily due to the discrete income tax benefits of $8.3 million and $4.5 million associated with a change in the valuation allowance recorded against foreign tax credit carryforwards and the exercise and vesting of stock-based awards, respectively, which together reduced the effective tax rate by approximately 5.9 percentage points. In addition, the effective tax rate in the corresponding preceding year-to-date period was higher due to costs incurred to complete the merger with Anixter. Excluding the impact of the Merger, the effective tax rate for the first six months of 2020 would have been approximately 22%.
Net Income (Loss) and Earnings (Loss) per Share
Net income for the first six months of 2021 was $178.4 million, compared to a net loss of $0.3 million for the first six months of 2020.
Net income attributable to noncontrolling interests was less than $0.1 million for the first six months of 2021, compared to a net loss of $0.2 million for the first six months of 2020.
Preferred stock dividends expense, which relates to the fixed-rate reset cumulative perpetual preferred stock, Series A, that was issued in connection with the Merger, was $28.7 million for the first six months of 2021 compared to $1.3 million for the first six months of 2020.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Net income and earnings per diluted share attributable to common stockholders were $149.7 million and $2.89 per diluted share, respectively, for the first six months of 2021, compared with a net loss and loss per diluted share attributable to common stockholders of $1.4 million and $0.03 per diluted share, respectively, for the first six months of 2020. Adjusted for merger-related costs, the net gain on the sale of WESCO's legacy utility and data communications businesses in Canada, accelerated amortization expense associated with migrating to our master brand architecture, and the related income tax effects, net income and earnings per diluted share attributable to common stockholders for the six months ended June 30, 2021 were $210.5 million and $4.06, respectively. Adjusted for merger-related costs and interest, the related income tax effects, and the weighted-average impact of 8.15 million shares of common stock issued as equity consideration to fund a portion of the merger with Anixter, net income and earnings per diluted share attributable to common stockholders were $94.3 million and $2.25, respectively, for the six months ended June 30, 2020.
The following tables reconcile income from operations, net interest expense, provision for income taxes and earnings per diluted share to adjusted income from operations, adjusted net interest expense, adjusted provision for income taxes and adjusted earnings per diluted share, which are non-GAAP financial measures, for the periods presented:

	Six Months Ended
Adjusted Income from Operations:	June 30, 2021	June 30, 2020
	(In thousands)
Income from operations	$352,123	$76,183
Merger-related costs	84,042	77,953
Accelerated trademark amortization	5,049	—
Net gain on Canadian divestitures	(8,927)	—
Adjusted income from operations	$432,287	$154,136

	Six Months Ended
Adjusted Interest Expense, Net:	June 30, 2021	June 30, 2020
	(In thousands)
Interest expense, net	$137,963	$77,862
Merger-related interest expense(1)	—	(45,253)
Adjusted interest expense, net	$137,963	$32,609
(1)    The adjustment for the six months ended June 30, 2020 represents financing and interest costs associated with the debt financing used to fund a portion of the merger with Anixter, of which $33.5 million was non-recurring.

	Six Months Ended
Adjusted Provision for Income Taxes:	June 30, 2021	June 30, 2020
	(In thousands)
Provision for income taxes	$39,331	$(587)
Income tax effect of adjustments to income from operations and net interest(1)	19,348	27,492
Adjusted provision for income taxes	$58,679	$26,905
(1)    The adjustments to income from operations and net interest have been tax effected at rates of 24.1% and 22.3% for the six months ended June 30, 2021 and 2020, respectively.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

	Six Months Ended
Adjusted Earnings per Diluted Share:	June 30, 2021	June 30, 2020
(In thousands, except per share data)
Adjusted income from operations	$432,287	$154,136
Adjusted interest expense, net	137,963	32,609
Other income, net	(3,609)	(807)
Adjusted income before income taxes	297,933	122,334
Adjusted provision for income taxes	58,679	26,905
Adjusted net income	239,254	95,429
Net income (loss) attributable to noncontrolling interests	65	(185)
Adjusted net income attributable to WESCO International, Inc.	239,189	95,614
Preferred stock dividends	28,704	1,276
Adjusted net income attributable to common stockholders	$210,485	$94,338

Diluted shares	51,875	42,412
Adjusted diluted shares(1)	51,875	42,009
Adjusted earnings per diluted share(2)	$4.06	$2.25
(1)    Adjusted diluted shares for the six months ended June 30, 2020 exclude the weighted-average impact of 8.15 million shares of common stock issued as equity consideration to fund a portion of the merger with Anixter.
(2)    Adjusted earnings per diluted share for the six months ended June 30, 2020, as previously reported in our Quarterly Report on Form 10-Q for the period ended June 30, 2020, excluded preferred stock dividends of $1.3 million. Adjusted earnings per diluted share excluding the preferred stock dividends was $2.28 for the six months ended June 30, 2020.
Note: For the six months ended June 30, 2021, income from operations, the provision for income taxes and earnings per diluted share have been adjusted to exclude merger-related costs, a net gain on the sale of WESCO's legacy utility and data communications businesses in Canada, accelerated amortization expense associated with migrating to our master brand architecture, and the related income tax effects. For the six months ended June 30, 2020, income from operations, net interest expense, the provision for income taxes and earnings per diluted share have been adjusted to exclude merger-related costs and interest, and the related income tax effects. These non-GAAP financial measures provide a better understanding of our financial results on a comparable basis.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

EBITDA, Adjusted EBITDA and Adjusted EBITDA margin %
The following tables reconcile net income attributable to common stockholders to EBITDA, adjusted EBITDA and adjusted EBITDA margin % by segment, which are non-GAAP financial measures, for the periods presented:

	Six Months Ended June 30, 2021
(In thousands)	EES	CSS	UBS	Corporate	Total
Net income attributable to common stockholders	$254,606	$184,639	$181,701	$(471,277)	$149,669
Net (loss) income attributable to noncontrolling interests	(151)	—	—	216	65
Preferred stock dividends	—	—	—	28,704	28,704
Provision for income taxes	—	—	—	39,331	39,331
Interest expense, net	—	—	—	137,963	137,963
Depreciation and amortization	23,344	35,534	10,676	18,359	87,913
EBITDA	$277,799	$220,173	$192,377	$(246,704)	$443,645
Other income, net	(603)	581	22	(3,609)	(3,609)
Stock-based compensation expense(1)	2,785	1,066	883	5,908	10,642
Merger-related costs	—	—	—	84,042	84,042
Net gain on Canadian divestitures	—	—	(8,927)	—	(8,927)
Adjusted EBITDA	$279,981	$221,820	$184,355	$(160,363)	$525,793
Adjusted EBITDA margin %	7.7%	8.2%	8.1%		6.1%
(1) Stock-based compensation expense in the calculation of adjusted EBITDA for the six months ended June 30, 2021 excludes $2.5 million as such amount is included in merger-related costs.

	Six Months Ended June 30, 2020
(In thousands)	EES	CSS	UBS	Corporate	Total
Net income (loss) attributable to common stockholders	$89,593	$37,710	$93,559	$(222,238)	$(1,376)
Net loss attributable to noncontrolling interests	(394)	—	—	209	(185)
Preferred stock dividends	—	—	—	1,276	1,276
Provision for income taxes	—	—	—	(587)	(587)
Interest expense, net	—	—	—	77,862	77,862
Depreciation and amortization	14,227	5,857	7,603	7,161	34,848
EBITDA	$103,426	$43,567	$101,162	$(136,317)	$111,838
Other income, net	(64)	158	—	(901)	(807)
Stock-based compensation expense	2,197	419	599	6,312	9,527
Merger-related costs	—	—	—	77,953	77,953
Adjusted EBITDA	$105,559	$44,144	$101,761	$(52,953)	$198,511
Adjusted EBITDA margin %	4.9%	7.8%	7.6%		4.9%
Note: EBITDA, Adjusted EBITDA and Adjusted EBITDA margin % are non-GAAP financial measures that provide indicators of our performance and ability to meet debt service requirements. EBITDA is defined as earnings before interest, taxes, depreciation and amortization. Adjusted EBITDA is defined as EBITDA before foreign exchange and other non-operating expenses (income), non-cash stock-based compensation, merger-related costs and net gain on the sale of WESCO's legacy utility and data communications businesses in Canada. Adjusted EBITDA margin % is calculated by dividing Adjusted EBITDA by net sales.
Adjusted EBITDA for EES was $280.0 million for the first six months of 2021, or 7.7% of net sales, compared to $105.6 million for the first six months of 2020, or 4.9% of net sales.
Adjusted EBITDA for CSS was $221.8 million for the first six months of 2021, or 8.2% of net sales, compared to $44.1 million for the first six months of 2020, or 7.8% of net sales.
Adjusted EBITDA for UBS was $184.4 million for the first six months of 2021, or 8.1% of net sales, compared to $101.8 million for the first six months of 2020, or 7.6% of net sales.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Liquidity and Capital Resources
Our liquidity needs generally arise from fluctuations in our working capital requirements, capital expenditures, acquisitions and debt service obligations. As of June 30, 2021, we had $873.1 million in available borrowing capacity under our Revolving Credit Facility and $120.0 million in available borrowing capacity under our Receivables Facility, which combined with available cash of $118.1 million, provided liquidity of $1.1 billion. Cash included in our determination of liquidity represents cash in certain deposit and interest bearing investment accounts. We believe cash provided by operations and financing activities will be adequate to cover our operational and business needs for at least the next twelve months. In addition, we regularly review our mix of fixed versus variable rate debt, and we may, from time to time, issue or retire borrowings and/or refinance existing debt in an effort to mitigate the impact of interest rate and foreign exchange rate fluctuations, and to maintain a cost-effective capital structure consistent with our anticipated capital requirements. At June 30, 2021, approximately 68% of our debt portfolio was comprised of fixed rate debt.
As described in Note 8, "Debt" of our Notes to the unaudited Condensed Consolidated Financial Statements, on January 14, 2021, we redeemed the $500 million aggregate principal amount of our 2021 Notes at a redemption price equal to 100% of the principal amount plus accrued interest to, but not including, January 14, 2021. The redemption of the 2021 Notes was funded with available cash, as well as borrowings under our accounts receivable securitization and revolving credit facilities.
As also described in Note 8, "Debt" of our Notes to the unaudited Condensed Consolidated Financial Statements, on June 2, 2021, we exercised our right to redeem the $350 million aggregate principal amount of our 2024 Notes at a redemption price equal to 101.344% of the principal amount plus accrued interest to, but not including, July 2, 2021, the date fixed for the redemption. See Note 14, "Subsequent Events" of our Notes to the unaudited Condensed Consolidated Financial Statements for more information.
As a result of the redemption of the 2024 Notes and amendment to the Receivables Facility, as described above, total interest expense is expected to be reduced by approximately $2 million in 2021 and $18 million per year thereafter based on current interest rates.
Since the merger with Anixter, we have used cash and the net proceeds from the divestiture of WESCO's legacy utility and data communications businesses in Canada to reduce our debt, net of cash, by approximately $464 million. Over the next several quarters, it is expected that excess liquidity will be directed primarily at debt reduction and merger-related integration activities, and we expect to maintain sufficient liquidity through our credit facilities and cash balances. We expect to spend between $100 million to $120 million in 2021 on capital expenditures and cloud-based initiatives, much of which will be invested to align the systems of our legacy businesses and enhance our digital tools.
We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions. We also communicate on a regular basis with our lenders regarding our financial and working capital performance, liquidity position and financial leverage. Our financial leverage ratio, on a pro forma basis, was 4.5 as of June 30, 2021 and 5.3 as of December 31, 2020. In addition, we are in compliance with all covenants and restrictions contained in our debt agreements as of June 30, 2021.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

The following table sets forth our financial leverage ratio, which is a non-GAAP financial measure, for the periods presented:

	Pro Forma(1)
	Twelve Months Ended
(In millions of dollars, except ratio)	June 30, 2021	December 31, 2020
Net income attributable to common stockholders	$221.5	$115.6
Net loss attributable to noncontrolling interests	(0.3)	(0.5)
Preferred stock dividends	57.6	30.1
Provision for income taxes	62.7	55.7
Interest expense, net	286.8	255.8
Depreciation and amortization	174.7	153.5
EBITDA	803.0	610.2
Other, net	(5.3)	4.6
Stock-based compensation	19.4	34.7
Merger-related costs and fair value adjustments	181.0	206.7
Out-of-period adjustment	18.9	18.9
Net gain on sale of asset and Canadian divestitures	(27.7)	(19.8)
Adjusted EBITDA	$989.3	$855.3

	As of
	June 30, 2021	December 31, 2020
Short-term debt and current portion of long-term debt, net	$367.0	$528.8
Long-term debt, net	4,303.1	4,370.0
Debt discount and debt issuance costs(2)	80.5	88.2
Fair value adjustments to Anixter Senior Notes due 2023 and 2025(2)	(1.3)	(1.7)
Total debt	4,749.3	4,985.3
Less: Cash and cash equivalents	287.9	449.1
Total debt, net of cash	$4,461.4	$4,536.2

Financial leverage ratio	4.5	5.3
(1)Pro forma adjusted EBITDA includes the financial results of WESCO's legacy utility and data communications businesses in Canada, which were divested in the first quarter of 2021 under a Consent Agreement with the Competition Bureau of Canada.
(2)Debt is presented in the condensed consolidated balance sheets net of debt discount and debt issuance costs, and includes adjustments to record the long-term debt assumed in the merger with Anixter at its acquisition date fair value.
Note: Financial leverage measures the use of debt. Financial leverage ratio is calculated by dividing total debt, excluding debt discount, debt issuance costs and fair value adjustments, net of cash, by adjusted EBITDA. EBITDA is defined as the trailing twelve months earnings before interest, taxes, depreciation and amortization. Adjusted EBITDA is defined as the trailing twelve months EBITDA before foreign exchange and other non-operating expenses (income), non-cash stock-based compensation, costs and fair value adjustments associated with the merger with Anixter, an out-of-period adjustment related to inventory absorption accounting, and net gain on the sale of a U.S. operating branch and WESCO's legacy utility and data communications businesses in Canada. Pro forma financial leverage ratio is calculated by dividing total debt, excluding debt discount and debt issuance costs, net of cash, by pro forma adjusted EBITDA. Pro forma EBITDA and pro forma adjusted EBITDA gives effect to the combination of WESCO and Anixter as if it had occurred at the beginning of the respective trailing twelve month period.

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
Cash Flow
Operating Activities. Net cash generated from operations for the first six months of 2021 totaled $102.8 million, compared to $132.7 million for the first six months of 2020. Operating activities included net income of $178.4 million and adjustments to net income totaling $101.7 million, which were primarily comprised of depreciation and amortization of $87.9 million, stock-based compensation expense of $13.2 million, amortization of debt discount and debt issuance costs of $9.2 million, a net gain of $8.9 million resulting from the Canadian divestitures, and deferred income taxes of $3.0 million. Other sources of cash in the first six months of 2021 included an increase in accounts payable of $474.9 million due to higher purchases of inventory, an increase in other current and noncurrent liabilities of $26.0 million, and an increase in accrued payroll and benefit costs of $1.9 million. Primary uses of cash in the first six months of 2021 included an increase in trade accounts receivable of $372.3 million resulting from higher sales in the latter part of the quarter, an increase in inventories of $268.3 million to support increased customer demand, an increase in other accounts receivable of $25.4 million due to higher supplier volume rebate accruals, and an increase in other current and noncurrent assets of $14.3 million.
Net cash provided by operating activities for the first six months of 2020 totaled $132.7 million, which included a net loss of $0.3 million and adjustments to net loss totaling $43.4 million, which were primarily comprised of depreciation and amortization of $34.8 million and stock-based compensation expense of $9.5 million. Other sources of cash in the first six months of 2020 included an increase in other current and noncurrent liabilities of $93.8 million, a decrease in inventories of $55.4 million, a decrease in trade accounts receivable of $29.3 million, a decrease in other accounts receivable of $20.5 million, and an increase in accrued payroll and benefit costs of $1.7 million. Primary uses of cash in the first six months of 2020 included a decrease in accounts payable of $83.1 million, and an increase in other current and noncurrent assets of $28.1 million.
Investing Activities. Net cash provided by investing activities for the first six months of 2021 was $32.4 million, compared to $3.7 billion of net cash used during the first six months of 2020. Included in the first six months of 2021 was $54.3 million of net proceeds from the divestiture of WESCO's legacy utility and data communications businesses in Canada, as described in Note 4, "Acquisitions and Disposals" of our Notes to the unaudited Condensed Consolidated Financial Statements. Included in the first six months of 2020 was $3.7 billion to fund a portion of the merger with Anixter, as described in Note 4, "Acquisitions and Disposals" of our Notes to the unaudited Condensed Consolidated Financial Statements. Capital expenditures were $20.2 million for the six month period ended June 30, 2021, compared to $27.2 million for the six month period ended June 30, 2020.
Financing Activities. Net cash used in financing activities for the first six months of 2021 was $289.7 million, compared to $3.7 billion of net cash provided by financing activities for the first six months of 2020. During the first six months of 2021, financing activities primarily consisted of the redemption of our $500.0 million aggregate principal amount of 2021 Notes, borrowings and repayments of $914.8 million and $869.8 million, respectively, related to our Revolving Credit Facility, and borrowings and repayments of $643.0 million and $413.0 million, respectively, related to our Receivables Facility. Financing activities for the first six months of 2021 also included $28.7 million of dividends paid to holders of our Series A Preferred Stock, net repayments related to our various international lines of credit of approximately $10.8 million, and $12.4 million of payments for taxes related to the exercise and vesting of stock-based awards.
During the first six months of 2020, financing activities consisted of $2,815.0 million of net proceeds from the issuance of senior unsecured notes to finance a portion of the merger with Anixter, borrowings and repayments of $875.3 million and $425.6 million, respectively, related to our prior revolving credit facility, as well as borrowings and repayments of $700.0 million and $155.0 million, respectively, related to our prior accounts receivable securitization facility. Financing activities for the first six months of 2020 also included net repayments related to our various international lines of credit of approximately $10.5 million. Additionally, we paid $79.5 million of debt issuance costs associated with financing the merger with Anixter.
Contractual Cash Obligations and Other Commercial Commitments
There were no material changes in our contractual obligations and other commercial commitments that would require an update to the disclosure provided in our 2020 Annual Report on Form 10-K.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Inflation
The rate of inflation, as measured by changes in the producer price index, affects different commodities, the cost of products purchased and ultimately the pricing of our different products and product classes to our customers. For the six months ended June 30, 2021, pricing related to inflation did not have a material impact on our operating profit.
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

Summarized Balance Sheets
(In thousands)
(unaudited)
	As of
	June 30, 2021	December 31, 2020
Assets
Current assets	$2,508,796	$2,259,748
Due from non-guarantor subsidiaries	337,478	277,957
Total current assets	2,846,274	2,537,705
Noncurrent assets	3,334,235	3,368,247
Total assets	$6,180,509	$5,905,952
Liabilities
Current liabilities	$1,906,543	$1,821,835
Due to non-guarantor subsidiaries	2,529,212	2,046,613
Total current liabilities	4,435,755	3,868,448
Noncurrent liabilities	3,859,587	4,169,639
Total liabilities	$8,295,342	$8,038,087

Summarized Statement of Income (Loss)
(In thousands)
(unaudited)
Six Months Ended
June 30, 2021
Net sales(1)	$3,475,869
Gross profit(1)	697,156
Net loss	$(39,568)
(1) Includes $43.0 million of net sales and cost of goods sold to non-guarantor subsidiaries.
Impact of Recently Issued Accounting Standards
See Note 2, "Accounting Policies" of our Notes to the unaudited Condensed Consolidated Financial Statements for information regarding the effect of new accounting pronouncements.

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
There were no changes in the Company’s internal control over financial reporting that occurred during the quarterly period ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Item 6.    Exhibits.
(a)Exhibits
(10)Material Contracts
(1) Third Amendment to the Fifth Amended and Restated Receivables Purchase Agreement (filed herewith)
(2) WESCO International, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Commission on April 12, 2021)
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

WESCO International, Inc.
(Registrant)

August 6, 2021	By:	/s/ David S. Schulz
(Date)		David S. Schulz
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

August 6, 2021	By:	/s/ Matthew S. Kulasa
(Date)		Matthew S. Kulasa
Senior Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)