Form 10-Q
period 2021-09-30
WESCO INTERNATIONAL INC
filed 2021-11-05
CIK 929008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 4, 2021, 50,409,946 shares of common stock, $0.01 par value, of the registrant were outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
The interim financial information required by this item is set forth in the unaudited Condensed Consolidated Financial Statements and Notes thereto in this Quarterly Report on Form 10-Q, as follows:

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(unaudited)

	As of
Assets	September 30, 2021	December 31, 2020
Current assets:
Cash and cash equivalents	$251,799	$449,135
Trade accounts receivable, net of allowance for expected credit losses of $38,550 and $23,909 in 2021 and 2020, respectively	2,955,632	2,466,903
Other accounts receivable	323,597	239,199
Inventories	2,569,798	2,163,831
Prepaid expenses and other current assets	114,670	187,910
Total current assets	6,215,496	5,506,978
Property, buildings and equipment, net of accumulated depreciation of $352,586 and $312,106 in 2021 and 2020, respectively	369,815	399,157
Operating lease assets	540,173	534,705
Intangible assets, net	1,977,841	2,065,495
Goodwill	3,201,688	3,187,169
Other assets	176,005	131,637
Assets held for sale	—	55,073
Total assets	$12,481,018	$11,880,214
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,246,454	$1,707,329
Accrued payroll and benefit costs	285,362	198,535
Short-term debt and current portion of long-term debt, net of debt issuance costs of $1,039 in 2020	19,292	528,830
Other current liabilities	586,991	552,301
Total current liabilities	3,138,099	2,986,995
Long-term debt, net of debt discount and debt issuance costs of $74,222 and $87,142 in 2021 and 2020, respectively	4,565,772	4,369,953
Operating lease liabilities	421,831	414,889
Deferred income taxes	485,548	488,261
Other noncurrent liabilities	287,951	278,010
Liabilities held for sale	—	5,717
Total liabilities	$8,899,201	$8,543,825
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $.01 par value; 20,000,000 shares authorized, no shares issued or outstanding	—	—
Preferred stock, Series A, $.01 par value; 25,000 shares authorized, 21,612 shares issued and outstanding in 2021 and 2020	—	—
Common stock, $.01 par value; 210,000,000 shares authorized, 68,049,518 and 67,596,515 shares issued, and 50,408,102 and 50,064,985 shares outstanding in 2021 and 2020, respectively	681	676
Class B nonvoting convertible common stock, $.01 par value; 20,000,000 shares authorized, 4,339,431 issued and no shares outstanding in 2021 and 2020, respectively	43	43
Additional capital	1,961,369	1,942,810
Retained earnings	2,851,747	2,601,662
Treasury stock, at cost; 21,980,847 and 21,870,961 shares in 2021 and 2020, respectively	(950,004)	(938,335)
Accumulated other comprehensive loss	(275,351)	(263,134)
Total WESCO International, Inc. stockholders' equity	3,588,485	3,343,722
Noncontrolling interests	(6,668)	(7,333)
Total stockholders’ equity	3,581,817	3,336,389
Total liabilities and stockholders’ equity	$12,481,018	$11,880,214
The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2021	2020	2021	2020
Net sales	$4,728,325	$4,141,801	$13,365,592	$8,197,154
Cost of goods sold (excluding depreciation and amortization)	3,720,332	3,356,259	10,581,406	6,641,438
Selling, general and administrative expenses	721,795	561,971	2,057,952	1,221,114
Depreciation and amortization	56,732	45,476	144,645	80,324
Income from operations	229,466	178,095	581,589	254,278
Interest expense, net	69,720	74,540	207,683	152,281
Other income, net	(5,320)	(777)	(8,929)	(1,463)
Income before income taxes	165,066	104,332	382,835	103,460
Provision for income taxes	44,870	24,294	84,201	23,707
Net income	120,196	80,038	298,634	79,753
Less: Net income (loss) attributable to noncontrolling interests	600	(640)	665	(825)
Net income attributable to WESCO International, Inc.	119,596	80,678	297,969	80,578
Less: Preferred stock dividends	14,352	14,511	43,056	15,787
Net income attributable to common stockholders	$105,244	$66,167	$254,913	$64,791
Other comprehensive income:
Foreign currency translation adjustments and other	(50,277)	41,428	(12,217)	(9,689)
Comprehensive income attributable to common stockholders	$54,967	$107,595	$242,696	$55,102

Earnings per share attributable to common stockholders
Basic	$2.09	$1.32	$5.07	$1.44
Diluted	$2.02	$1.31	$4.91	$1.44

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended
	September 30
	2021	2020
Operating activities:
Net income	$298,634	$79,753
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	144,645	80,324
Stock-based compensation expense	22,784	15,529
Amortization of debt discount and debt issuance costs	15,290	6,301
Gain on sale of assets and divestitures, net	(8,927)	(19,816)
Other operating activities, net	8,604	(3,777)
Deferred income taxes	(5,340)	(8,261)
Changes in assets and liabilities:
Trade accounts receivable, net	(521,491)	3,584
Other accounts receivable	(84,326)	(14,702)
Inventories	(428,405)	77,681
Other current and noncurrent assets	19,299	(26,655)
Accounts payable	550,858	80,489
Accrued payroll and benefit costs	65,136	25,872
Other current and noncurrent liabilities	95,909	122,616
Net cash provided by operating activities	172,670	418,938
Investing activities:
Capital expenditures	(25,170)	(42,562)
Acquisition payments (Note 4)	—	(3,707,575)
Proceeds from divestitures (Note 4)	56,010	—
Other investing activities, net	5,766	26,240
Net cash provided by (used in) investing activities	36,606	(3,723,897)
Financing activities:
Repayments of short-term debt, net	(10,288)	(9,824)
Repayment of 5.375% Senior Notes due 2021 (Note 8)	(500,000)	—
Repayment of 5.375% Senior Notes due 2024 (Note 8)	(354,704)	—
Proceeds from issuance of long-term debt	2,470,306	4,661,830
Repayments of long-term debt	(1,935,655)	(1,045,667)
Payments for taxes related to net-share settlement of equity awards	(20,784)	(2,032)
Payment of dividends	(43,056)	(15,787)
Debt issuance costs	(1,849)	(79,945)
Other financing activities, net	(14,174)	(1,255)
Net cash (used in) provided by financing activities	(410,204)	3,507,320

Effect of exchange rate changes on cash and cash equivalents	3,592	(1,014)
Net change in cash and cash equivalents	(197,336)	201,347
Cash and cash equivalents at the beginning of period	449,135	150,902
Cash and cash equivalents at the end of period	$251,799	$352,249
Supplemental disclosures:
Cash paid for interest	$141,594	$36,035
Cash paid for income taxes	$53,759	$44,994
Right-of-use assets obtained in exchange for new operating lease liabilities	$120,384	$80,626
The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except shares)
(unaudited)

			Class B		Series A			Retained				Accumulated Other Comprehensive Income (Loss)
	Common Stock		Common Stock		Preferred Stock		Additional	Earnings	Treasury Stock		Noncontrolling
	Amount	Shares	Amount	Shares	Amount	Shares	Capital	(Deficit)	Amount	Shares	Interests
Balance, December 31, 2020	$676	67,596,515	$43	4,339,431	$—	21,612	$1,942,810	$2,601,662	$(938,335)	(21,870,961)	$(7,333)	$(263,134)
Exercise of stock-based awards	2	165,641					(38)		(1,421)	(15,330)
Stock-based compensation expense							5,954
Tax withholding related to vesting of restricted stock units and retirement of common stock	—	(35,289)					(2,209)	(617)
Noncontrolling interests											(24)
Net income attributable to WESCO								59,178
Preferred stock dividends								(14,352)
Translation adjustments and other												16,841
Balance, March 31, 2021	$678	67,726,867	$43	4,339,431	$—	21,612	$1,946,517	$2,645,871	$(939,756)	(21,886,291)	$(7,357)	$(246,293)
Exercise of stock-based awards	2	194,615					(1)		(7,942)	(74,698)
Stock-based compensation expense							7,225
Tax withholding related to vesting of restricted stock units and retirement of common stock	—	(1,520)					(88)	(49)
Noncontrolling interests											89
Net income attributable to WESCO								119,195
Preferred stock dividends								(14,352)
Translation adjustments and other												21,219
Balance, June 30, 2021	$680	67,919,962	$43	4,339,431	$—	21,612	$1,953,653	$2,750,665	$(947,698)	(21,960,989)	$(7,268)	$(225,074)
Exercise of stock-based awards	2	187,770					(2)		(2,306)	(19,858)
Stock-based compensation expense							9,605
Tax withholding related to vesting of restricted stock units and retirement of common stock	(1)	(58,214)					(1,887)	(4,162)
Noncontrolling interests											600
Net income attributable to WESCO								119,596
Preferred stock dividends								(14,352)
Translation adjustments and other												(50,277)
Balance, September 30, 2021	$681	68,049,518	$43	4,339,431	$—	21,612	$1,961,369	$2,851,747	$(950,004)	(21,980,847)	$(6,668)	$(275,351)

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except shares)
(unaudited)

			Class B		Series A			Retained				Accumulated Other Comprehensive Income (Loss)
	Common Stock		Common Stock		Preferred Stock		Additional	Earnings	Treasury Stock		Noncontrolling
	Amount	Shares	Amount	Shares	Amount	Shares	Capital	(Deficit)	Amount	Shares	Interests
Balance, December 31, 2019	$593	59,308,018	$43	4,339,431	$—	—	$1,039,347	$2,530,429	$(937,157)	(21,850,356)	$(6,812)	$(367,772)
Exercise of stock-based awards	1	105,620					(39)		79	2,020
Stock-based compensation expense							4,626
Tax withholding related to vesting of restricted stock units and retirement of common stock	—	(31,680)					(2,297)	761
Noncontrolling interests											(232)
Net income attributable to WESCO								34,407
Translation adjustments and other												(93,851)
Balance, March 31, 2020	$594	59,381,958	$43	4,339,431	$—	—	$1,041,637	$2,565,597	$(937,078)	(21,848,336)	$(7,044)	$(461,623)
Exercise of stock-based awards	—	30,665					—		(437)	(10,858)
Stock-based compensation expense							4,901
Tax withholding related to vesting of restricted stock units and retirement of common stock	—	(652)					(37)	27
Capital stock issuance	82	8,150,228			—	21,612	886,740
Noncontrolling interests											47
Net loss attributable to WESCO								(34,506)
Preferred stock dividends								(1,276)
Translation adjustments and other												42,734
Balance, June 30, 2020	$676	67,562,199	$43	4,339,431	$—	21,612	$1,933,241	$2,529,842	$(937,515)	(21,859,194)	$(6,997)	$(418,889)
Exercise of stock-based awards	—	479					—		(5)	(107)
Stock-based compensation expense							6,002
Tax withholding related to vesting of restricted stock units and retirement of common stock	—	(57)					(3)	13
Capital stock issuance							(139)
Noncontrolling interests											(640)
Net income attributable to WESCO								80,678
Preferred stock dividends								(14,511)
Translation adjustments and other												41,428
Balance, September 30, 2020	$676	67,562,621	$43	4,339,431	$—	21,612	$1,939,101	$2,596,022	$(937,520)	(21,859,301)	$(7,637)	$(377,461)

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
The unaudited Condensed Consolidated Balance Sheet as of September 30, 2021, the unaudited Condensed Consolidated Statements of Income and Comprehensive Income, the unaudited Condensed Consolidated Statements of Stockholders' Equity for the three and nine months ended September 30, 2021 and 2020, and the unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020, respectively, in the opinion of management, have been prepared on the same basis as the audited Consolidated Financial Statements and include all adjustments necessary for the fair statement of the results of the interim periods presented herein. All adjustments reflected in the unaudited condensed consolidated financial information are of a normal recurring nature unless indicated. The results for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.
Reclassifications
For the nine months ended September 30, 2020, a gain on sale of assets of $19.8 million, stock-based compensation of $15.5 million, and amortization of debt discount and debt issuance costs of $6.3 million have been reclassified from other operating activities, net in the unaudited Condensed Consolidated Statement of Cash Flows. These reclassifications have been made to conform to the current period presentation.
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

Recently Adopted Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which removes certain exceptions to the general principles of Accounting Standards Codification ("ASC") Topic 740, Income Taxes, and simplifies other aspects of accounting for income taxes. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption. The Company adopted this ASU in the first quarter of 2021. The adoption of this guidance did not have a material impact on the consolidated financial statements and notes thereto presented herein.
Recently Issued Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in this update are effective for all entities as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact related to the replacement of London Interbank Offered Rate ("LIBOR") and whether the Company will elect the adoption of the optional guidance.
Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to WESCO’s financial position, results of operations or cash flows.
3. REVENUE
WESCO distributes products and provides services to customers globally in various end markets within its business segments. The segments, which consist of EES, CSS and UBS, operate in the United States, Canada and various other international countries.
The following tables disaggregate WESCO’s net sales by segment and geography for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2021	2020	2021	2020
EES	$1,982,485	$1,653,726	$5,626,309	$3,811,498
CSS	1,488,689	1,388,791	4,200,424	1,953,967
UBS	1,257,151	1,099,284	3,538,859	2,431,689
Total by segment	$4,728,325	$4,141,801	$13,365,592	$8,197,154

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2021	2020	2021	2020
United States	$3,407,437	$3,033,101	$9,656,183	$6,100,877
Canada	709,507	582,700	2,020,395	1,311,724
Other International(1)	611,381	526,000	1,689,014	784,553
Total by geography	$4,728,325	$4,141,801	$13,365,592	$8,197,154
(1)    No individual country's net sales are greater than 10% of total net sales.
In accordance with certain contractual arrangements, WESCO receives payment from certain of its customers in advance and recognizes such payment as deferred revenue. Revenue for advance payment is recognized when the performance obligation has been satisfied and control has transferred to the customer, which is generally upon shipment. Deferred revenue is usually recognized within a year or less from the date of the customer’s advance payment. At September 30, 2021 and December 31, 2020, $44.5 million and $24.3 million, respectively, of deferred revenue was recorded as a component of other current liabilities in the Condensed Consolidated Balance Sheets.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

WESCO’s revenues are adjusted for variable consideration, which includes customer volume rebates, returns, and discounts. WESCO measures variable consideration by estimating expected outcomes using analysis and inputs based upon historical data as well as current and forecasted information. Variable consideration is reviewed by management on a monthly basis and revenue is adjusted accordingly. Variable consideration reduced revenue for the three months ended September 30, 2021 and 2020 by approximately $95.5 million and $75.4 million, respectively, and by approximately $274.7 million and $129.0 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021 and December 31, 2020, the Company's estimated product return obligation was $37.8 million and $38.9 million, respectively.
Shipping and handling activities are recognized in net sales when they are billed to the customer. WESCO has elected to recognize shipping and handling costs as a fulfillment cost. Shipping and handling costs recorded as a component of selling, general and administrative expenses totaled $63.5 million and $55.5 million for the three months ended September 30, 2021 and 2020, respectively, and $179.5 million and $94.4 million for the nine months ended September 30, 2021 and 2020, respectively.
4. ACQUISITIONS AND DISPOSALS
Anixter International Inc.
On June 22, 2020, WESCO completed its acquisition of Anixter International Inc. ("Anixter"), a Delaware corporation. Pursuant to the terms of the Agreement and Plan of Merger, dated January 10, 2020 (the “Merger Agreement”), by and among Anixter, WESCO and Warrior Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of WESCO (“Merger Sub”), Merger Sub was merged with and into Anixter (the “Merger”), with Anixter surviving the Merger and continuing as a wholly owned subsidiary of WESCO. On June 23, 2020, Anixter merged with and into Anixter Inc., with Anixter Inc. surviving to become a wholly owned subsidiary of WESCO.
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
Anixter was a leading distributor of network and security solutions, electrical and electronic solutions, and utility power solutions with locations in over 300 cities across approximately 50 countries, and 2019 annual sales of more than $8 billion. The Merger brought together two companies with highly compatible capabilities and characteristics. The combination of WESCO and Anixter created an enterprise with scale and has afforded the Company the opportunity to digitize its business and expand its services portfolio and supply chain offerings.

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
The Merger was accounted for as a business combination with WESCO acquiring Anixter in accordance with ASC 805, Business Combinations. Under the acquisition method of accounting, the purchase consideration was allocated to the identified assets acquired and liabilities assumed based on their respective acquisition date fair value, with any excess allocated to goodwill. The fair value estimates were based on income, market and cost valuation methods using primarily unobservable inputs developed by management, which are categorized as Level 3 in the fair value hierarchy. Specifically, the fair values of the identified trademark and customer relationship intangible assets were estimated using the relief-from-royalty and multi-period excess earnings methods, respectively. Significant inputs used to value these identifiable intangible assets included projected revenues and expected operating margins, customer attrition rates, discount rates, royalty rates, and applicable income tax rates. The excess purchase consideration recorded to goodwill is not deductible for income tax purposes, and has been assigned to the Company's reportable segments based on their relative fair values, as disclosed in Note 5, "Goodwill and Intangible Assets". The resulting goodwill is primarily attributable to Anixter's workforce, significant cross-selling opportunities in additional geographies, enhanced scale, and other operational efficiencies.
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The results of operations of Anixter are included in the unaudited condensed consolidated financial statements beginning on June 22, 2020, the acquisition date. For the three and nine months ended September 30, 2021, the condensed consolidated statements of income include $2.5 billion and $7.0 billion of net sales, respectively, and $165.8 million and $437.3 million of income from operations, respectively, for Anixter. For the three and nine months ended September 30, 2020, the condensed consolidated statements of income include $2.2 billion and $2.4 billion of net sales, respectively, $80.0 million and $98.4 million of income from operations for Anixter. For the three months ended September 30, 2021 and 2020, the Company incurred costs related to the Merger of $35.8 million and $14.2 million, respectively, which primarily consist of advisory, legal, integration, separation and other costs. For the nine months ended September 30, 2021 and 2020, such costs were $119.8 million and $92.1 million, respectively. These costs are included in selling, general and administrative expenses for all periods presented.
Pro Forma Financial Information
The following unaudited pro forma financial information presents combined results of operations for the periods presented, as if the Company had completed the Merger on January 1, 2019. The unaudited pro forma financial information includes adjustments to amortization and depreciation for intangible assets and property, buildings and equipment, adjustments to interest expense for the additional indebtedness incurred to complete the acquisition (including the amortization of debt discount and issuance costs), transaction costs, change in control and severance costs, dividends accrued on the Series A preferred stock, compensation expense associated with the WESCO phantom stock unit awards described in Note 9, "Employee Benefit Plans", as well as the respective income tax effects of such adjustments. For the three and nine months ended September 30, 2020, adjustments totaling $1.3 million and $5.5 million, respectively increased the unaudited pro forma net income attributable to common stockholders. The unaudited pro forma financial information does not reflect any cost savings, operating synergies or revenue enhancements that WESCO may achieve as a result of its acquisition of Anixter, the costs to integrate the operations of WESCO and Anixter or the costs necessary to achieve these cost savings, operating synergies and revenue enhancements. The unaudited pro forma financial information presented below is not necessarily indicative of consolidated results of operations of the combined business had the acquisition occurred at the beginning of the respective periods, nor is it necessarily indicative of future results of operations of the combined company.

	Three Months Ended	Nine Months Ended
(In thousands)	September 30, 2020	September 30, 2020
Pro forma net sales(1)	$4,141,801	$11,888,061
Pro forma net income attributable to common stockholders(1)	66,651	112,717
(1)    The Company reported pro forma net sales and pro forma net income attributable to common stockholders for the three and nine months ended September 30, 2020 in the Notes to Condensed Consolidated Financial Statements of its Quarterly Report on Form 10-Q for the period ended September 30, 2020 of $4,111.7 million and $11,802.5 million, respectively, and $63.8 million and $106.9 million, respectively. These amounts excluded the financial results of WESCO's legacy utility and data communications businesses in Canada, which were divested in the first quarter of 2021 under a Consent Agreement with the Competition Bureau of Canada, as described below.
Canadian Divestitures
On August 6, 2020, the Company entered into a Consent Agreement with the Competition Bureau of Canada regarding the merger with Anixter. Under the Consent Agreement, the Company was required to divest certain legacy WESCO utility and data communications businesses in Canada. In February 2021, the Company completed such divestitures for cash consideration totaling $56.0 million. The Company recognized a net gain from the sale of these businesses of $8.9 million, which is reported as a component of selling, general and administrative expenses for the nine months ended September 30, 2021. These sales fulfilled the Company’s divestiture commitments under the Consent Agreement and the net cash proceeds were used to repay debt.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

5. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table sets forth the changes in the carrying value of goodwill:

	Nine Months Ended
	September 30, 2021
	EES	CSS	UBS	Total
	(In thousands)
Beginning balance January 1(1)	$853,456	$1,115,500	$1,218,213	$3,187,169
Adjustments to goodwill for acquisitions (Note 4)(2)	1,124	8,602	4,215	13,941
Foreign currency exchange rate changes	1,679	(2,188)	1,087	578
Ending balance September 30	$856,259	$1,121,914	$1,223,515	$3,201,688
(1)    The beginning balance excludes $26.1 million of goodwill that was classified as held for sale in the UBS segment as of December 31, 2020 and disposed in the first quarter of 2021 as part of the divestitures disclosed in Note 4, "Acquisitions and Disposals".
(2)    Includes the effect on goodwill of the adjustments to the assets acquired and liabilities assumed in the merger with Anixter since their initial measurement, as described in Note 4, "Acquisitions and Disposals".
Intangible Assets
The components of intangible assets are as follows:

		September 30, 2021			December 31, 2020
	Life (in years)	Gross Carrying Amount (1)	Accumulated Amortization (1)	Net Carrying Amount	Gross Carrying Amount (1)	Accumulated Amortization (1)	Net Carrying Amount
Intangible assets:		(In thousands)
Trademarks	Indefinite	$794,915	$—	$794,915	$833,793	$—	$833,793
Customer relationships(2)	10 - 20	1,431,265	(287,565)	1,143,700	1,434,554	(227,585)	1,206,969
Distribution agreements(2)	10 - 19	29,212	(22,297)	6,915	29,212	(21,040)	8,172
Trademarks(2)	Less than 1 - 15	63,899	(32,964)	30,935	24,898	(11,415)	13,483
Non-compete agreements	2	4,292	(2,916)	1,376	4,462	(1,384)	3,078
		$2,323,583	$(345,742)	$1,977,841	$2,326,919	$(261,424)	$2,065,495
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
Amortization expense related to intangible assets totaled $37.1 million and $27.3 million for the three months ended September 30, 2021 and 2020, respectively, and $85.8 million and $45.9 million for the nine months ended September 30, 2021 and 2020, respectively. For the three and nine months ended September 30, 2021, amortization expense includes $15.1 million and $20.2 million, respectively, resulting from the changes in estimated useful lives of certain legacy WESCO trademarks that are migrating to the Company's master brand architecture, as described in Note 2, "Accounting Policies".

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The following table sets forth the remaining estimated amortization expense for intangible assets for the next five years and thereafter:

For year ending December 31,	(In thousands)
2021	$33,814
2022	92,591
2023	83,294
2024	80,835
2025	77,719
Thereafter	814,673

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
The maximum number of shares of the Company’s common stock that may be granted pursuant to awards under the 2021 Plan is 2,150,000, less any shares issued under the 1999 Plan between March 31, 2021 and May 27, 2021. If any award granted under the 2021 Plan is forfeited, terminates, expires or lapses instead of being exercised, or is settled for cash, the shares subject to such award will again be available for grant under the 2021 Plan. Shares delivered by participants or withheld by the Company to pay all or a portion of the exercise price or withholding taxes with respect to stock option or stock appreciation right awards will not again be available for issuance. Shares delivered by participants or withheld by the Company to satisfy applicable tax withholding obligations with respect to restricted shares or restricted stock units will again be available for grant under the 2021 Plan.
Stock-based employee compensation awards outstanding under WESCO's plans are comprised of stock-settled stock appreciation rights, restricted stock units and performance-based awards. Compensation cost for all stock-based awards is measured at fair value on the date of grant and compensation cost is recognized, net of estimated forfeitures, over the service period for awards expected to vest. The fair value of stock-settled stock appreciation rights is determined using the Black-Scholes model. The fair value of restricted stock units and performance-based awards with performance conditions is determined by the grant-date closing price of WESCO’s common stock. The forfeiture assumption is based on WESCO’s historical employee behavior that is reviewed on an annual basis. No dividends are assumed. For stock-settled stock appreciation rights that are exercised and for restricted stock units and performance-based awards that vest, shares are issued out of WESCO's outstanding common stock.
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

Performance-based awards granted in 2021, 2020 and 2019 are based on two equally-weighted performance measures: the three-year average growth rate of WESCO's net income attributable to common stockholders and the three-year cumulative return on net assets.
During the three and nine months ended September 30, 2021 and 2020, WESCO granted the following stock-settled stock appreciation rights, restricted stock units and performance-based awards at the following weighted-average fair values:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Stock-settled stock appreciation rights granted	—	—	139,592	262,091
Weighted-average fair value	$—	$—	$33.19	$13.86

Restricted stock units granted	6,897	444,375	314,480	655,825
Weighted-average fair value	$108.76	$32.18	$77.81	$37.38

Performance-based awards granted	—	—	122,812	158,756
Weighted-average fair value	$—	$—	$76.76	$48.67
The fair value of stock-settled stock appreciation rights was estimated using the following weighted-average assumptions:

	Nine Months Ended
	September 30, 2021	September 30, 2020
Risk free interest rate	0.8%	1.4%
Expected life (in years)	7	5
Expected volatility	41%	30%
The risk-free interest rate is based on the U.S. Treasury Daily Yield Curve as of the grant date. The expected life is based on historical exercise experience and the expected volatility is based on the volatility of the Company's daily stock price over the expected life preceding the grant date of the award.
The following table sets forth a summary of stock-settled stock appreciation rights and related information for the nine months ended September 30, 2021:

	Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2020	2,161,556	$60.48
Granted	139,592	77.05
Exercised	(671,272)	55.93
Forfeited	(12,719)	52.57
Outstanding at September 30, 2021	1,617,157	63.87	5.7	$83,206
Exercisable at September 30, 2021	1,247,342	$64.94	4.9	$62,835
For the nine months ended September 30, 2021, the aggregate intrinsic value of stock-settled stock appreciation rights exercised during such period was $31.0 million.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The following table sets forth a summary of time-based restricted stock units and related information for the nine months ended September 30, 2021:

	Awards	Weighted- Average Fair Value
Unvested at December 31, 2020	921,495	$43.15
Granted	314,480	77.81
Vested	(228,584)	44.02
Forfeited	(30,182)	62.68
Unvested at September 30, 2021	977,209	$53.41

The following table sets forth a summary of performance-based awards for the nine months ended September 30, 2021:

	Awards	Weighted- Average Fair Value
Unvested at December 31, 2020	305,269	$52.61
Granted	122,812	76.76
Vested	(22,371)	62.34
Forfeited	(27,802)	59.87
Unvested at September 30, 2021	377,908	$59.35
Vesting of the 377,908 shares of performance-based awards in the table above is dependent upon the achievement of certain performance targets, including half that are dependent upon the three-year average growth rate of WESCO's net income attributable to common stockholders and the other half that are based upon the three-year cumulative return on net assets. These awards are accounted for as awards with performance conditions; compensation cost is recognized over the performance period based upon WESCO's determination of whether it is probable that the performance targets will be achieved.
WESCO recognized $9.6 million and $6.0 million of non-cash stock-based compensation expense, which is included in selling, general and administrative expenses, for the three months ended September 30, 2021 and 2020, respectively. WESCO recognized $22.8 million and $15.5 million of non-cash stock-based compensation expense, which is included in selling, general and administrative expenses, for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, there was $53.2 million of total unrecognized compensation expense related to non-vested stock-based compensation arrangements for all awards previously made of which approximately $8.0 million is expected to be recognized over the remainder of 2021, $26.4 million in 2022, $17.0 million in 2023 and $1.8 million in 2024.
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The following table sets forth the details of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands, except per share data)	2021	2020	2021	2020
Net income attributable to WESCO International, Inc.	$119,596	$80,678	$297,969	$80,578
Less: Preferred stock dividends	14,352	14,511	43,056	15,787
Net income attributable to common stockholders	$105,244	$66,167	$254,913	$64,791
Weighted-average common shares outstanding used in computing basic earnings per share	50,386	50,043	50,252	44,873
Common shares issuable upon exercise of dilutive equity awards	1,677	444	1,644	231
Weighted-average common shares outstanding and common share equivalents used in computing diluted earnings per share	52,063	50,487	51,896	45,104
Earnings per share attributable to common stockholders
Basic	$2.09	$1.32	$5.07	$1.44
Diluted	$2.02	$1.31	$4.91	$1.44
The computation of diluted earnings per share attributable to common stockholders excludes stock-based awards that would have an antidilutive effect on earnings per share. For the three months ended September 30, 2021, there were no antidilutive stock-based awards, and for the nine months then ended, there were approximately 0.1 million antidilutive awards. For the three and nine months ended September 30, 2020, the computation of diluted earnings per share attributable to common stockholders excluded stock-based awards of approximately 2.0 million and 3.0 million, respectively.
8. DEBT
The following table sets forth WESCO's outstanding indebtedness:

	As of
	September 30, 2021	December 31, 2020
	(In thousands)
International lines of credit	$17,554	$29,575
Accounts Receivable Securitization Facility	1,185,000	950,000
Revolving Credit Facility	550,000	250,000
5.375% Senior Notes due 2021	—	500,000
5.50% Anixter Senior Notes due 2023	58,636	58,636
5.375% Senior Notes due 2024	—	350,000
6.00% Anixter Senior Notes due 2025	4,173	4,173
7.125% Senior Notes due 2025	1,500,000	1,500,000
7.250% Senior Notes due 2028, less debt discount of $8,399 and $9,332 in 2021 and 2020, respectively	1,316,601	1,315,668
Finance lease obligations	17,792	17,931
Total debt	4,649,756	4,975,983
Plus: Fair value adjustment to the Anixter Senior Notes	1,131	1,650
Less: Unamortized debt issuance costs	(65,823)	(78,850)
Less: Short-term debt and current portion of long-term debt	(19,292)	(528,830)
Total long-term debt	$4,565,772	$4,369,953

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

Accounts Receivable Securitization Facility
On June 1, 2021, WESCO Distribution, Inc. ("WESCO Distribution") amended its accounts receivable securitization facility (the “Receivables Facility”) pursuant to the terms and conditions of a Third Amendment to the Fifth Amended and Restated Receivables Purchase Agreement (the “Receivables Amendment”), by and among WESCO Receivables Corp. (“WESCO Receivables”), WESCO Distribution, the various purchaser groups from time to time party thereto and PNC Bank, National Association, as Administrator. The Receivables Amendment amends the amended and restated receivables purchase agreement entered into on June 22, 2020 (the “Receivables Purchase Agreement”). The Receivables Amendment, among other things, increased the purchase limit under the Receivables Purchase Agreement from $1,200 million to $1,300 million, extended the maturity date from June 22, 2023 to June 21, 2024, decreased the LIBOR floor from 0.50% to 0.00% and decreased the interest rate spread from 1.20% to 1.15%. The commitment fee of the Receivables Facility remained unchanged.
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
5.375% Senior Notes due 2021
In November 2013, WESCO Distribution issued $500 million aggregate principal amount of 5.375% Senior Notes due 2021 (the "2021 Notes") through a private offering exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). The 2021 Notes were issued at 100% of par and were governed by an indenture (the “2021 Indenture”) entered into on November 26, 2013 between WESCO Distribution, as issuer, and U.S. Bank National Association, as trustee. The 2021 Notes were unsecured senior obligations of WESCO Distribution and were guaranteed on a senior unsecured basis by WESCO International. The 2021 Notes had a stated interest rate of 5.375% per annum, payable semi-annually in arrears on June 15 and December 15 of each year. The 2021 Notes had a maturity date of December 15, 2021 and were redeemable in whole or in part at any time. The net proceeds of the 2021 Notes were used to prepay a portion of the U.S. sub-facility of the then outstanding term loan due 2019.
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
On January 14, 2021, WESCO Distribution redeemed the $500 million aggregate principal amount of the 2021 Notes at a redemption price equal to 100% of the principal amount plus accrued interest to, but not including, January 14, 2021. The redemption of the 2021 Notes was funded with available cash, as well as borrowings under the Company's Receivables Facility and revolving credit facility. The Company recognized a loss of $1.0 million from the redemption of the 2021 Notes resulting from the the write-off of unamortized debt issuance costs, which is recorded as a component of interest expense, net in the Condensed Consolidated Statement of Income and Comprehensive Income for the nine months ended September 30, 2021.
5.375% Senior Notes due 2024
In June 2016, WESCO Distribution issued $350 million aggregate principal amount of 5.375% Senior Notes due 2024 (the "2024 Notes") through a private offering exempt from the registration requirements of the Securities Act. The 2024 Notes were issued at 100% of par and were governed by an indenture (the “2024 Indenture”) entered into on June 15, 2016 among WESCO Distribution, as issuer, WESCO International, as parent guarantor, and U.S. Bank National Association, as trustee. The 2024 Notes were unsecured senior obligations of WESCO Distribution and were guaranteed on a senior unsecured basis by WESCO International. The 2024 Notes had a stated interest rate of of 5.375% per annum, payable semi-annually in arrears on June 15 and December 15 of each year. The 2024 Notes had a maturity date of June 15, 2024. The Company used the net proceeds from the 2024 Notes to redeem its 6.0% Convertible Senior Debentures due 2029.

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
On July 2, 2021, WESCO Distribution redeemed the $350 million aggregate principal amount of the 2024 Notes at a redemption price equal to 101.344% of the principal amount plus accrued interest to, but not including, July 2, 2021. The redemption of the 2024 Notes was funded with borrowings under the Company's Receivables Facility and revolving credit facility. The Company recognized a loss on debt extinguishment totaling $6.9 million, which included $4.7 million for the premium paid to redeem the 2024 Notes and $2.2 million for the write-off of unamortized debt issuance costs. The loss was recorded as a component of interest expense, net in the Condensed Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2021.
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
WESCO incurred charges of $16.4 million and $3.5 million for the three months ended September 30, 2021 and 2020, respectively, and $49.1 million and $12.6 million for the nine months ended September 30, 2021 and 2020, respectively, for all defined contribution plans.
Deferred Compensation Plans
WESCO Distribution sponsors a non-qualified deferred compensation plan (the "WESCO Deferred Compensation Plan") that permits select employees to make pre-tax deferrals of salary and bonus. Employees have the option to transfer balances allocated to their accounts in the WESCO Deferred Compensation Plan into any of the available investment options. The WESCO Deferred Compensation Plan is an unfunded plan. As of September 30, 2021, the Company's obligation under the WESCO Deferred Compensation Plan was $19.9 million, which is included in other noncurrent liabilities in the Condensed Consolidated Balance Sheet. As of December 31, 2020, the Company's obligation under the WESCO Deferred Compensation Plan was $27.4 million, of which $10.1 million was included in other current liabilities and $17.3 million was in other noncurrent liabilities in the Condensed Consolidated Balance Sheet.

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
Anixter Inc. sponsors defined benefit pension plans in the U.S., which consist of the Anixter Inc. Pension Plan, the Executive Benefit Plan and the Supplemental Executive Retirement Plan (the "Anixter SERP") (together, the "Domestic Plans") and various defined benefit pension plans covering employees of foreign subsidiaries in Canada and Europe (together with the "EECOL Plan" and "EECOL SERP", the "Foreign Plans"). The Anixter Inc. Pension Plan was closed to entrants first hired or rehired on or after July 1, 2015. The majority of the Anixter defined benefit pension plans are non-contributory, and with the exception of U.S. and Canada, cover substantially all full-time employees in their respective countries. Retirement benefits are provided based on compensation as defined in each of the pension plans.
In the fourth quarter of 2020, the Company terminated both the Anixter Inc. Executive Benefit Plan and the Anixter SERP. Accordingly, pension liabilities totaling $18.1 million associated with the Anixter Inc. Executive Benefit Plan and the Anixter SERP were classified as current in the Condensed Consolidated Balance Sheet at December 31, 2020. In the second quarter of 2021, the Company settled its liability for the Anixter Inc. Executive Benefit Plan by making lump sum payments of $10.4 million directly to participants. The Company expects to make lump sum payments of $7.5 million directly to participants of the Anixter SERP in the fourth quarter of 2021.
The Domestic Plans are funded as required by the Employee Retirement Income Security Act of 1974 ("ERISA") and the Internal Revenue Service and the Foreign Plans are funded as required by applicable foreign laws. The EECOL SERP and the Anixter SERP are unfunded plans.
The Company made aggregate cash contributions to its Foreign Plans of $2.4 million and $2.2 million during the three months ended September 30, 2021 and 2020, respectively, and $8.1 million and $4.0 million during the nine months ended September 30, 2021 and 2020, respectively.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The following tables set forth the components of net periodic pension (benefit) cost for the Company's defined benefit plans:

	Three Months Ended
(In thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	Domestic Plans(1)		Foreign Plans(1)		Total
Service cost	$764	$824	$3,251	$3,002	$4,015	$3,826
Interest cost	2,018	2,299	2,465	2,545	4,483	4,844
Expected return on plan assets	(4,414)	(4,041)	(4,277)	(4,358)	(8,691)	(8,399)
Recognized actuarial gain	—	—	103	(1)	103	(1)
Net periodic pension (benefit) cost	$(1,632)	$(918)	$1,542	$1,188	$(90)	$270

	Nine Months Ended
(In thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	Domestic Plans(1)		Foreign Plans(1)		Total
Service cost	$2,291	$944	$9,791	$5,857	$12,082	$6,801
Interest cost	6,095	2,565	7,425	4,605	13,520	7,170
Expected return on plan assets	(13,241)	(4,498)	(12,898)	(7,503)	(26,139)	(12,001)
Recognized actuarial gain	—	—	311	52	311	52
Settlement	(19)	—	—	—	(19)	—
Net periodic pension (benefit) cost	$(4,874)	$(989)	$4,629	$3,011	$(245)	$2,022
(1)    The Company assumed the Domestic Plans and certain of the Foreign Plans, as described above, in connection with the acquisition of Anixter on June 22, 2020. The Company began recognizing the net periodic pension (benefit) cost associated with these plans as of the acquisition date.
The service cost of $4.0 million and $3.8 million for the three months ended September 30, 2021 and 2020, respectively, and $12.1 million and $6.8 million for the nine months ended September 30, 2021 and 2020, respectively, is reported as a component of selling, general and administrative expenses. The other components of net periodic pension (benefit) cost totaling net benefits of $4.1 million and $3.6 million for the three months ended September 30, 2021 and 2020, respectively, and net benefits of $12.3 million and $4.8 million for the nine months ended September 30, 2021 and 2020, respectively, are presented as a component of other non-operating income ("other income, net").
Other Benefits
As permitted by the Merger Agreement, Anixter granted restricted stock units prior to June 22, 2020 in the ordinary course of business to its employees and directors. These awards, which did not accelerate solely as a result of the Merger, were converted into cash-only settled WESCO phantom stock units, which vest ratably over a 3-year period. As of September 30, 2021 and December 31, 2020, the estimated fair value of these awards was $20.5 million and $22.8 million, respectively. The Company recognized compensation expense associated with these awards of $3.4 million and $1.4 million for the three months ended September 30, 2021 and 2020, respectively, and $9.8 million and $2.3 million for the nine months ended September 30, 2021 and 2020, respectively, which is reported as a component of selling, general and administrative expenses.
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
The carrying value of WESCO's debt instruments with fixed interest rates was $2,880.5 million and $3,730.1 million as of September 30, 2021 and December 31, 2020, respectively. The estimated fair value of this debt was $3,139.7 million and $4,084.7 million as of September 30, 2021 and December 31, 2020, respectively. The reported carrying values of WESCO's other debt instruments, including those with variable interest rates, approximated their fair values as of September 30, 2021 and December 31, 2020.
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
The Company does not hedge 100% of its foreign currency-denominated accounts. In addition, the results of hedging can vary significantly based on various factors, such as the timing of executing foreign currency forward contracts versus the movement of currencies as well as the fluctuations in the account balances throughout each reporting period. The fair value of foreign currency forward contracts is based on the difference between the contract rate and the current exchange rate. The fair value of foreign currency forward contracts is measured using observable market information. These inputs are considered Level 2 in the fair value hierarchy. At September 30, 2021, foreign currency forward contracts were revalued at then-current foreign exchange rates with the changes in valuation reflected directly in other non-operating expenses ("other income, net") in the Condensed Consolidated Statements of Income and Comprehensive Income (Loss) offsetting the transaction gain (loss) recorded on foreign currency-denominated accounts. At September 30, 2021 and December 31, 2020, the gross and net notional amounts of foreign currency forward contracts outstanding were approximately $200.5 million and $111.9 million, respectively. While all of the Company's foreign currency forward contracts are subject to master netting arrangements with its counterparties, assets and liabilities related to these contracts are presented on a gross basis within the Condensed Consolidated Balance Sheets. The gross fair value of assets and liabilities related to foreign currency forward contracts were immaterial.
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
12. INCOME TAXES
The effective tax rate for the three and nine months ended September 30, 2021 was 27.2% and 22.0%, respectively. The effective tax rate for the three and nine months ended September 30, 2020 was 23.3% and 22.9%, respectively. WESCO’s effective tax rate typically differs from the federal statutory income tax rate due to the tax effect of intercompany financing, foreign tax rate differences, the U.S. taxes imposed on foreign income, nondeductible expenses and state income taxes. The effective tax rate for the three months ended September 30, 2021 is higher than the corresponding quarter of the prior year primarily due to the impact on the estimated annual effective tax rate of a decrease in expected foreign tax credit utilization. For the nine months ended September 30, 2021, the effective tax rate reflects discrete income tax benefits resulting from a decrease in the valuation allowance recorded against foreign tax credit carryforwards of $8.3 million and deductible stock-based compensation of $7.8 million, which were partially offset by discrete income tax expense of $4.2 million associated with return-to-provision adjustments. These discrete items reduced the estimated annual effective tax rate by approximately 3.1 percentage points. There have been no material adjustments to liabilities for uncertain tax positions since the last annual disclosure for the year ended December 31, 2020.

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
The following tables set forth financial information by reportable segment for the periods presented:

(In thousands)	Three Months Ended September 30, 2021
	EES	CSS	UBS	Corporate	Total
Net sales	$1,982,485	$1,488,689	$1,257,151	$—	$4,728,325
Income from operations	155,210	108,226	108,172	(142,142)	229,466

	Three Months Ended September 30, 2020
(In thousands)	EES	CSS	UBS	Corporate	Total
Net sales	$1,653,726	$1,388,791	$1,099,284	$—	$4,141,801
Income from operations	105,508	89,634	74,092	(91,139)	178,095

(In thousands)	Nine Months Ended September 30, 2021
	EES	CSS	UBS	Corporate	Total
Net sales	$5,626,309	$4,200,424	$3,538,859	$—	$13,365,592
Income from operations	409,062	293,446	289,895	(410,814)	581,589

	Nine Months Ended September 30, 2020
(In thousands)	EES	CSS	UBS	Corporate	Total
Net sales	$3,811,498	$1,953,967	$2,431,689	$—	$8,197,154
Income from operations	194,643	127,502	167,651	(235,518)	254,278
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
During the second quarter of 2021, we established a new corporate brand strategy to adopt a single, master brand architecture. This initiative reflects our corporate integration strategy and simplifies engagement for our customers and suppliers. As a result, we will begin migrating certain legacy WESCO sub-brands to the master brand architecture over the course of the next twelve to eighteen months. For the foreseeable future, we will continue the use of the Anixter brand name as part of the master brand strategy.
We have operating segments that are organized around three strategic business units consisting of Electrical & Electronic Solutions ("EES"), Communications & Security Solutions ("CSS") and Utility & Broadband Solutions ("UBS"). These operating segments are equivalent to our reportable segments. The following is a description of each of our reportable segments and their business activities.
Electrical & Electronic Solutions
The EES segment supplies a broad range of products and supply chain solutions primarily to the Construction, Industrial and Original Equipment Manufacturer ("OEM") markets. Product categories include a broad range of electrical equipment and supplies, wire and cable, lubricants, pipe, valves, fittings, fasteners, cutting tools, power transmission, and safety products. In addition, OEM customers require a reliable supply of assemblies and components to incorporate into their products as well as value-add services such as supplier consolidation, design and technical support, just-in-time supply and electronic commerce, and supply chain management. EES includes the “Electrical and Electronic Solutions” business acquired from Anixter and the majority of WESCO's legacy industrial and construction businesses.

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
The comparability of the financial performance of our reportable segments for the first nine months of 2021 relative to the nine-month period of the prior year is impacted by the fact that the first nine months of 2020 includes the results of operations of Anixter for only the third quarter of 2020.
Overall Financial Performance
Our financial results for the first nine months of 2021 reflect the merger with Anixter, broad-based sales growth, strong execution of margin improvement initiatives, the realization of integration synergies and structural cost takeout actions, partially offset by higher salaries, variable compensation expense, benefit costs and volume-related costs.
Net sales for the first nine months of 2021 increased $5.2 billion, or 63.1%, over the corresponding year-to-date period. In addition to the impact from the Merger, the increase reflects improved economic conditions and strong demand. Cost of goods sold as a percentage of net sales was 79.2% and 81.0% for the first nine months of 2021 and 2020, respectively. The decrease of 180 basis points reflects the favorable impact of margin improvement initiatives, partially offset by write-downs to the carrying value of certain personal protective equipment products, which had a negative impact of 20 basis points for the nine months ended September 30, 2021.
Operating profit was $581.6 million for the first nine months of 2021, compared to $254.3 million for the first nine months of 2020. Operating profit as a percentage of net sales was 4.4% for the current nine-month period, compared to 3.1% for the first nine months of the prior year. Operating profit for the first nine months of 2021 includes merger-related costs of $119.8 million and a net gain of $8.9 million resulting from the sale of WESCO's legacy utility and data communications businesses in Canada during the first quarter of 2021, which were divested in connection with the Merger. Additionally, we recognized $20.2 million of amortization expense for the nine months ended September 30, 2021 resulting from changes in the estimated useful lives of certain legacy WESCO trademarks that are migrating to our master brand architecture, as described in Note 2, "Accounting Policies" of our Notes to the unaudited Condensed Consolidated Financial Statements. Adjusted for these items, operating profit was $712.7 million, or 5.3% of net sales. For the first nine months of 2020, operating profit adjusted for merger-related costs and fair value adjustments totaling $120.1 million, and gain on sale of a U.S. operating branch of $19.8 million was $354.6 million, or 4.3% of net sales. For the nine months ended September 30, 2021, operating profit improved compared to the prior nine-month period across all segments and reflects sales growth and margin expansion resulting from the strong execution of margin improvement initiatives, as well as the realization of integration synergies and structural cost takeout actions. Operating profit for the first nine months of 2021 was negatively impacted by higher volume-related costs, and SG&A payroll and payroll-related expenses consisting of salaries, variable compensation expense and benefit costs, including the impact of reinstating salaries and certain benefits of legacy WESCO employees that had been reduced or suspended in the prior year in response to the COVID-19 pandemic.
Earnings per diluted share for the first nine months of 2021 was $4.91, based on 51.9 million diluted shares, compared to $1.44 for the first nine months of 2020, based on 45.1 million diluted shares. Adjusted for merger-related costs and fair value adjustments, net gains on the Canadian divestitures and sale of a U.S. operating branch, accelerated amortization expense associated with migrating to our master brand architecture, and the related income tax effects, earnings per diluted share for the first nine months of 2021 and 2020 was $6.80 and $3.17, respectively, an increase of 114.5%.
Through the first nine months of 2021, we have seen a resurgence in demand from many of our customers. We have also experienced some delays in receiving products from our suppliers. We are aggressively managing supply chain issues, which includes increasing inventory levels to service our customers. We believe that these issues unfavorably impacted our net sales

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

by approximately 1% to 2% in the third quarter of 2021. Our industry and the broader economy are experiencing supply chain challenges, including product delays and backlogged orders, shortages in raw materials and components, labor shortages, transportation challenges, and higher costs. We anticipate that these supply chain challenges, and inflationary pressures will continue for the remainder of 2021 and may extend into 2022. We cannot reasonably estimate possible future impacts at this time.
Beginning in 2020, and continuing through the third quarter of 2021, the COVID-19 pandemic had a significant impact on our business, and there continues to be ongoing uncertainties associated with the COVID-19 pandemic, including with respect to the economic conditions and possible resurgence of COVID-19, including potential new variants of the virus, and the availability, effectiveness and public acceptance of treatments and vaccines. As the duration and severity of the COVID-19 pandemic remain uncertain and cannot be predicted, there is significant uncertainty as to the ultimate impact it will have on our business and our results of operations and financial condition. Events and factors relating to the COVID-19 pandemic include limitations on the ability of our suppliers to manufacture or procure the products we sell or to meet delivery requirements and commitments; disruptions to our global supply chains; limitations on the ability of our employees to perform their work due to travel or other restrictions; limitations on the ability of carriers to deliver our products to our customers; limitations on the ability of our customers to conduct their business and purchase our products and services, or pay us on a timely basis; and disruptions to our customers’ purchasing patterns. In response to the COVID-19 pandemic, we have taken actions focused on protecting the health and safety of our employees, which is our top priority.
The products and services that we provide are integral to the daily operations of our customers and accordingly, we have taken actions to maintain the continuity of our operations in response to the pandemic. We have experienced, and may continue to experience, fluctuations in customer demand for certain of our products and services, including changes in project plans or timing due to circumstances affecting our customers, suppliers and other third parties. The full extent to which the COVID-19 pandemic will continue to impact our business and financial results going forward remains uncertain and will depend on many factors outside of our control, including the duration and scope of the pandemic, the emergence and effects of potential new variants, the availability of effective treatments and vaccines (including vaccine boosters), rates of vaccination, imposition of protective public safety measures, the impact of vaccine mandates or other governmental actions, and the overall impact of the COVID-19 pandemic on the global economy and capital markets.
Cash Flow
We generated $172.7 million of operating cash flow for the first nine months of 2021. Cash provided by operating activities included net income of $298.6 million and adjustments to net income totaling $177.1 million, which were primarily comprised of depreciation and amortization of $144.6 million, stock-based compensation expense of $22.8 million, amortization of debt discount and debt issuance costs of $15.3 million, a net gain of $8.9 million resulting from the divestiture of WESCO's legacy utility and data communications businesses in Canada, as described in Note 4, "Acquisitions and Disposals" of our Notes to the unaudited Condensed Consolidated Financial Statements, and deferred income taxes of $5.3 million. Operating cash flow also included changes in assets and liabilities of $303.1 million, which were primarily comprised of an increase in trade accounts receivable of $521.5 million resulting from higher sales in the latter part of the quarter and an increase in inventories of $428.4 million to support increased customer demand, partially offset by an increase in accounts payable of $550.9 million due to higher purchases of inventory.
Investing activities included $56.0 million of net proceeds from the Canadian divestitures and $25.2 million of capital expenditures.
Financing activities were primarily comprised of the redemption of our $500.0 million aggregate principal amount of 5.375% Senior Notes due 2021 (the "2021 Notes") and $354.7 million aggregate principal amount of its 5.375% Senior Notes due 2024 (the "2024 Notes"), borrowings and repayments of $1,707.3 million and $1,407.2 million, respectively, related to our revolving credit facility (the "Revolving Credit Facility"), and borrowings and repayments of $763.0 million and $528.0 million, respectively, related to our accounts receivable securitization facility (the "Receivables Facility"). Financing activities for the first nine months of 2021 also included $43.1 million of dividends paid to holders of our Series A Preferred Stock, net repayments related to our various international lines of credit of approximately $10.7 million, and $20.8 million of payments for taxes related to the exercise and vesting of stock-based awards.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Financing Availability
On June 1, 2021, we amended our Receivables Facility to increase its borrowing capacity from $1,200 million to $1,300 million, extend its maturity date from June 22, 2023 to June 21, 2024, decrease its LIBOR floor from 0.50% to 0.00% and decrease its interest rate spread from 1.20% to 1.15%. Borrowings under the amended accounts receivable securitization facility and revolving credit facility were used to redeem our $350 million aggregate principal amount of 2024 Notes, as described in Note 8, "Debt" of our Notes to the unaudited Condensed Consolidated Financial Statements.
As of September 30, 2021, we had $623.0 million in total available borrowing capacity under our Revolving Credit Facility, which was comprised of $442.0 million of availability under the U.S. sub-facility and $181.0 million of availability under the Canadian sub-facility. Available borrowing capacity under our Receivables Facility was $115.0 million. The Revolving Credit Facility and the Receivables Facility mature in June 2025 and June 2024, respectively.
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
Results of Operations
Third Quarter of 2021 versus Third Quarter of 2020
The following table sets forth the percentage relationship to net sales of certain items in our Condensed Consolidated Statements of Income and Comprehensive Income for the periods presented:

	Three Months Ended
	September 30, 2021	September 30, 2020
Net sales	100.0%	100.0%
Cost of goods sold (excluding depreciation and amortization)	78.7	81.0
Selling, general and administrative expenses	15.3	13.6
Depreciation and amortization	1.1	1.1
Income from operations	4.9	4.3
Interest expense, net	1.4	1.7
Other income, net	—	0.1
Income before income taxes	3.5	2.5
Provision for income taxes	0.9	0.6
Net income attributable to WESCO International, Inc.	2.6	1.9
Preferred stock dividends	0.4	0.3
Net income attributable to common stockholders	2.2%	1.6%

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Net Sales
The following table sets forth net sales and organic sales growth by segment for the periods presented:

	Three Months Ended		Growth/(Decline)
	September 30, 2021	September 30, 2020	Reported	Divestiture Impact	Foreign Exchange Impact	Organic Growth

EES	$1,982,485	$1,653,726	19.9%	(1.1)%	2.0%	19.0%
CSS	1,488,689	1,388,791	7.2%	—%	1.0%	6.2%
UBS	1,257,151	1,099,284	14.4%	(1.3)%	0.9%	14.8%
Total net sales	$4,728,325	$4,141,801	14.2%	(0.8)%	1.4%	13.6%

Net sales were $4.7 billion for the third quarter of 2021, compared to $4.1 billion for the third quarter of 2020, an increase of 14.2%. Organic sales for the third quarter of 2021 grew by 13.6% as foreign exchange rates positively impacted reported net sales by 1.4% and divestitures negatively impacted reported net sales by 0.8%. All segments increased sales versus the prior year period, as described below.
EES reported net sales of $2.0 billion for the third quarter of 2021, compared to $1.7 billion for the third quarter of 2020, an increase of 19.9%. Organic sales for the third quarter of 2021 grew by 19.0% as foreign exchange rates positively impacted reported net sales by 2.0% and the Canadian divestitures negatively impacted net sales by 1.1%. The increase reflects double-digit sales growth in our construction, original equipment manufacturer and industrial businesses due to price inflation, business expansion, as well as the benefits of cross selling.
CSS reported net sales of $1.5 billion for the third quarter of 2021, compared to $1.4 billion for the third quarter of 2020, an increase of 7.2%. Organic sales for the third quarter of 2021 grew by 6.2% as foreign exchange rates positively impacted reported net sales by 1.0%. The increase reflects sales growth in our network infrastructure and security solutions businesses driven by business expansion and the enhanced scale and capabilities afforded by the combination of WESCO and Anixter.
UBS reported net sales of $1.3 billion for the third quarter of 2021, compared to $1.1 billion for the third quarter of 2020, an increase of 14.4%. Organic sales for the third quarter of 2021 grew by 14.8% as foreign exchange rates positively impacted reported net sales by 0.9% and the Canadian divestitures negatively impacted reported net sales by 1.3%. The increase reflects broad-based growth in our utility business, as well as continued strong demand in our broadband and integrated supply businesses.
Cost of Goods Sold
Cost of goods sold for the third quarter of 2021 was $3.7 billion compared to $3.4 billion for the third quarter of 2020, an increase of $0.4 billion. Cost of goods sold as a percentage of net sales was 78.7% and 81.0% for the third quarter of 2021 and 2020, respectively. The decrease of 230 basis points reflects the favorable impact of margin improvement initiatives, partially offset by a write-down to the carrying value of certain personal protective equipment products that were considered to either be in excess of supply relative to demand or for which current net realizable value has declined below cost, which had a negative impact of 10 basis points. Cost of goods sold as a percentage of net sales for the third quarter of 2020 was 80.4% excluding the effect of merger-related fair value adjustments of $28.0 million.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Selling, General and Administrative Expenses
SG&A expenses include payroll and payroll-related costs, shipping and handling, travel and entertainment, facilities, utilities, information technology expenses, professional and consulting fees, credit losses, gains (losses) on the sale of property and equipment, as well as real estate and personal property taxes. SG&A expenses for the third quarter of 2021 totaled $721.8 million versus $562.0 million for the third quarter of 2020, an increase of $159.8 million, or 28.4%. As a percentage of net sales, SG&A expenses were 15.3% and 13.6%, respectively. SG&A expenses for the third quarter of 2021 include merger-related costs of $35.8 million. Adjusted for these costs, SG&A expenses were $686.0 million, or 14.5% of net sales, for the third quarter of 2021. SG&A expenses for the third quarter of 2020 include $14.2 million of merger-related costs, as well as a gain on the sale of an operating branch in the U.S. of $19.8 million. Adjusted for these amounts, SG&A expenses were $567.6 million, or 13.7% of net sales, for the third quarter of 2020, reflecting cost reduction actions taken in response to the COVID-19 pandemic that lowered SG&A expenses as a percentage of net sales by approximately 70 basis points.
SG&A payroll and payroll-related expenses for the third quarter of 2021 of $465.9 million increased by $90.4 million compared to the same period in 2020 due to higher salaries, variable compensation expense and benefit costs, including the impact of reinstating salaries and retirement savings plan employer matching contributions for legacy WESCO employees that had been reduced or suspended in the prior year in response to the COVID-19 pandemic.
SG&A expenses not related to payroll and payroll-related costs for the third quarter of 2021 of $255.9 million increased by $69.4 million compared to the same period in 2020. Integration activities and digital transformation initiatives contributed to higher professional and consulting expenses, as well as higher information technology expenses in the third quarter of 2021. Shipping and handling costs also increased due to sales volume growth. Additionally, travel, entertainment and similar expenses were higher in the current quarter compared to the prior year due to restrictions imposed in 2020 on non-essential business travel in response to the COVID-19 pandemic. The gain on the sale of an operating branch in the U.S., as described above, positively impacted SG&A expenses for the third quarter of 2020.
Depreciation and Amortization
Depreciation and amortization increased $11.3 million to $56.7 million for the third quarter of 2021, compared to $45.5 million for the third quarter of 2020. The third quarter of 2021 includes $15.1 million resulting from changes in the estimated useful lives of certain legacy WESCO trademarks that are migrating to our master brand architecture, as described in Note 2, "Accounting Policies" of our Notes to the unaudited Condensed Consolidated Financial Statements. As of September 30, 2021, there is $27.4 million of estimated amortization expense remaining for trademarks migrating to our master brand architecture, of which approximately $12.1 million is expected to be recognized in the fourth quarter of 2021.
Income from Operations
The following tables set forth income from operations by segment for the periods presented:

	Three Months Ended September 30, 2021
(In thousands)	EES	CSS	UBS	Corporate	Total
Income from operations	$155,210	$108,226	$108,172	$(142,142)	$229,466

	Three Months Ended September 30, 2020
(In thousands)	EES	CSS	UBS	Corporate	Total
Income from operations	$105,508	$89,634	$74,092	$(91,139)	$178,095
Operating profit was $229.5 million for the third quarter of 2021 compared to $178.1 million for the third quarter of 2020. The increase of $51.4 million, or 28.8%, reflects sales growth, margin improvement initiatives and the realization of integration cost synergies, partially offset by higher salaries, variable compensation expense and benefit costs, as well as volume-related costs.
EES reported operating profit of $155.2 million for the third quarter of 2021, compared to $105.5 million for the third quarter of 2020, an increase of $49.7 million. The increase primarily reflects the factors impacting the overall business, as described above. Additionally, operating profit for the third quarter of 2021 was negatively impacted by the inventory write-down described above and accelerated amortization expense of $6.3 million associated with migrating to our master brand architecture.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CSS reported operating profit of $108.2 million for the third quarter of 2021, compared to $89.6 million for the third quarter of 2020, an increase of $18.7 million. The increase primarily reflects the factors impacting the overall business, as described above. Additionally, operating profit for the third quarter of 2021 was negatively impacted by 20 basis points from the inventory write-down described above, as well as accelerated amortization expense of $8.3 million associated with migrating to our master brand architecture.
UBS reported operating profit of $108.2 million for the third quarter of 2021, compared to $74.1 million for the third quarter of 2020, an increase of $34.1 million. The increase primarily reflects the factors impacting the overall business, as described above.
Interest Expense, net
Net interest expense totaled $69.7 million for the third quarter of 2021, compared to $74.5 million for the third quarter of 2020. The decrease reflects a reduction of debt, including the repayment of higher fixed rate debt with lower variable rate debt.
Other Income, net
Other non-operating income ("other income, net") totaled $5.3 million for the third quarter of 2021, compared to $0.8 million for the third quarter of 2020. As disclosed in Note 9, "Employee Benefit Plans" of our Notes to the unaudited Condensed Consolidated Financial Statements, we recognized net benefits of $4.1 million and $3.6 million associated with the non-service cost components of net periodic pension (benefit) cost for the three months ended September 30, 2021 and 2020, respectively. Due to fluctuations in the U.S. dollar against certain foreign currencies, we recorded a foreign currency exchange gain of $1.3 million for the third quarter of 2021 compared to a loss of $2.3 million for the third quarter of 2020.
Income Taxes
The provision for income taxes was $44.9 million for the third quarter of 2021, compared to $24.3 million for the corresponding quarter of the prior year, resulting in an effective tax rate of 27.2% and 23.3%, respectively. The higher effective tax rate in the current quarter reflects the impact on the estimated annual effective tax rate of a decrease in expected foreign tax credit utilization.
Net Income and Earnings per Share
Net income for the third quarter of 2021 was $120.2 million, compared to $80.0 million for the third quarter of 2020.
Net income attributable to noncontrolling interests for the third quarter of 2021 was $0.6 million, compared to a net loss of $0.6 million for the third quarter of 2020.
Preferred stock dividends expense, which relates to the fixed-rate reset cumulative perpetual preferred stock, Series A, that was issued in connection with the Merger, was $14.4 million for the third quarter of 2021 compared to $14.5 million for the third quarter of 2020.
Net income and earnings per diluted share attributable to common stockholders were $105.2 million and $2.02 per diluted share, respectively, for the third quarter of 2021, compared with $66.2 million and $1.31 per diluted share, respectively, for the third quarter of 2020. Adjusted for merger-related costs, accelerated amortization expense associated with migrating to our master brand architecture, and the related income tax effects, net income and earnings per diluted share attributable to common stockholders for the three months ended September 30, 2021 were $142.6 million and $2.74, respectively. Adjusted for merger-related costs and fair value adjustments, gain on sale of a U.S. operating branch, and the related income tax effects, net income and earnings per diluted share attributable to common stockholders were $83.6 million and $1.66, respectively, for the three months ended September 30, 2020.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

The following tables reconcile income from operations, provision for income taxes and earnings per diluted share to adjusted income from operations, adjusted provision for income taxes and adjusted earnings per diluted share, which are non-GAAP financial measures, for the periods presented:

	Three Months Ended
Adjusted Income from Operations:	September 30, 2021	September 30, 2020
	(In thousands)
Income from operations	$229,466	$178,095
Merger-related costs	35,750	14,175
Accelerated trademark amortization	15,147	—
Merger-related fair value adjustments	—	28,019
Gain on sale of assets	—	(19,816)
Adjusted income from operations	$280,363	$200,473

	Three Months Ended
Adjusted Provision for Income Taxes:	September 30, 2021	September 30, 2020
	(In thousands)
Provision for income taxes	$44,870	$24,294
Income tax effect of adjustments to income from operations(1)	13,512	4,923
Adjusted provision for income taxes	$58,382	$29,217
(1)    The adjustments to income from operations have been tax effected at rates of approximately 27% and 22% for the three months ended September 30, 2021 and 2020, respectively.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

	Three Months Ended
Adjusted Earnings per Diluted Share:	September 30, 2021	September 30, 2020
(In thousands, except per share data)
Adjusted income from operations	$280,363	$200,473
Interest expense, net	69,720	74,540
Other income, net	(5,320)	(777)
Adjusted income before income taxes	215,963	126,710
Adjusted provision for income taxes	58,382	29,217
Adjusted net income	157,581	97,493
Net income (loss) attributable to noncontrolling interests	600	(640)
Adjusted net income attributable to WESCO International, Inc.	156,981	98,133
Preferred stock dividends	14,352	14,511
Adjusted net income attributable to common stockholders	$142,629	$83,622

Diluted shares	52,063	50,487
Adjusted earnings per diluted share	$2.74	$1.66
Note: For the three months ended September 30, 2021, income from operations, the provision for income taxes and earnings per diluted share have been adjusted to exclude merger-related costs, accelerated amortization expense associated with migrating to our master brand architecture, and the related income tax effects. For the three months ended September 30, 2020, income from operations, the provision for income taxes and earnings per diluted share have been adjusted to exclude merger-related costs and fair value adjustments, gain on sale of an operating branch in the U.S., and the related income tax effects. These non-GAAP financial measures provide a better understanding of our financial results on a comparable basis.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

EBITDA, Adjusted EBITDA and Adjusted EBITDA margin %
The following tables reconcile net income attributable to common stockholders to EBITDA, adjusted EBITDA and adjusted EBITDA margin % by segment, which are non-GAAP financial measures, for the periods presented:

	Three Months Ended September 30, 2021
(In thousands)	EES	CSS	UBS	Corporate	Total
Net income attributable to common stockholders	$155,627	$107,898	$108,150	$(266,431)	$105,244
Net income attributable to noncontrolling interests	309	—	—	291	600
Preferred stock dividends	—	—	—	14,352	14,352
Provision for income taxes	—	—	—	44,870	44,870
Interest expense, net	—	—	—	69,720	69,720
Depreciation and amortization	16,840	24,723	5,869	9,300	56,732
EBITDA	$172,776	$132,621	$114,019	$(127,898)	$291,518
Other (income) expense, net	(726)	328	22	(4,944)	(5,320)
Stock-based compensation expense(1)	1,848	752	633	5,079	8,312
Merger-related costs	—	—	—	35,750	35,750
Adjusted EBITDA	$173,898	$133,701	$114,674	$(92,013)	$330,260
Adjusted EBITDA margin %	8.8%	9.0%	9.1%		7.0%
(1) Stock-based compensation expense in the calculation of adjusted EBITDA for the three months ended September 30, 2021 excludes $1.3 million as such amount is included in merger-related costs.

	Three Months Ended September 30, 2020
(In thousands)	EES	CSS	UBS	Corporate	Total
Net income attributable to common stockholders	$107,192	$90,585	$73,924	$(205,534)	$66,167
Net loss attributable to noncontrolling interests	(270)	—	—	(370)	(640)
Preferred stock dividends	—	—	—	14,511	14,511
Provision for income taxes	—	—	—	24,294	24,294
Interest expense, net	—	—	—	74,540	74,540
Depreciation and amortization	10,411	18,536	7,550	8,979	45,476
EBITDA	$117,333	$109,121	$81,474	$(83,580)	$224,348
Other (income) expense, net	(1,414)	(951)	168	1,420	(777)
Stock-based compensation expense(2)	1,146	711	441	3,704	6,002
Merger-related costs	—	—	—	14,175	14,175
Merger-related fair value adjustments	11,695	12,344	3,980	—	28,019
Gain on sale of assets	(19,816)	—	—	—	(19,816)
Adjusted EBITDA	$108,944	$121,225	$86,063	$(64,281)	$251,951
Adjusted EBITDA margin %	6.6%	8.7%	7.8%		6.1%
(2) Stock-based compensation expense by reportable segment for the three months ended September 30, 2020, as previously reported in our Quarterly Report on Form 10-Q for the period ended September 30, 2020, has been reallocated to conform to the current period presentation.

Note: EBITDA, Adjusted EBITDA and Adjusted EBITDA margin % are non-GAAP financial measures that provide indicators of our performance and ability to meet debt service requirements. EBITDA is defined as earnings before interest, taxes, depreciation and amortization. Adjusted EBITDA is defined as EBITDA before foreign exchange and other non-operating expenses (income), non-cash stock-based compensation, costs and fair value adjustments associated with the merger with Anixter, and gain on sale of an operating branch in the U.S. Adjusted EBITDA margin % is calculated by dividing Adjusted EBITDA by net sales.
Adjusted EBITDA for EES was $173.9 million for the third quarter of 2021, or 8.8% of net sales, compared to $108.9 million for the third quarter of 2020, or 6.6% of net sales.
Adjusted EBITDA for CSS was $133.7 million for the third quarter of 2021, or 9.0% of net sales, compared to $121.2 million for the third quarter of 2020, or 8.7% of net sales.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Adjusted EBITDA for UBS was $114.7 million for the third quarter of 2021, or 9.1% of net sales, compared to $86.1 million for the third quarter of 2020, or 7.8% of net sales.
Nine Months Ended September 30, 2021 versus Nine Months Ended September 30, 2020
The following table sets forth the percentage relationship to net sales of certain items in our Condensed Consolidated Statements of Income and Comprehensive Income for the periods presented:

	Nine Months Ended
	September 30, 2021	September 30, 2020
Net sales	100.0%	100.0%
Cost of goods sold (excluding depreciation and amortization)	79.2	81.0
Selling, general and administrative expenses	15.4	14.9
Depreciation and amortization	1.0	1.0
Income from operations	4.4	3.1
Interest expense, net	1.6	1.9
Other income, net	(0.1)	—
Income before income taxes	2.9	1.2
Provision for income taxes	0.5	0.3
Net income attributable to WESCO International, Inc.	2.4	0.9
Preferred stock dividends	0.5	0.1
Net income attributable to common stockholders	1.9%	0.8%
Net Sales
The following table sets forth net sales by segment for the periods presented:

	Nine Months Ended
(In thousands)	September 30, 2021	September 30, 2020	Growth
EES	$5,626,309	$3,811,498	47.6%
CSS	4,200,424	1,953,967	115.0%
UBS	3,538,859	2,431,689	45.5%
Total net sales	$13,365,592	$8,197,154	63.1%
Net sales were $13.4 billion for the first nine months of 2021, compared to $8.2 billion for the first nine months of 2020, an increase of 63.1%. The increase primarily reflects the merger with Anixter, along with growth across all segments, as described below.
EES reported net sales $5.6 billion for the first nine months of 2021, compared to $3.8 billion for the first nine months of 2020, an increase of 47.6%. In addition to the impact from the Merger, the increase reflects improved economic conditions and strong demand.
CSS reported net sales of $4.2 billion for the first nine months of 2021, compared to $2.0 billion for the first nine months of 2020, an increase of 115.0%. The increase reflects the impact from the Merger and broad-based growth in our security solutions and network infrastructure businesses.
UBS reported net sales of $3.5 billion for the first nine months of 2021, compared to $2.4 billion for the first nine months of 2020, an increase of 45.5%. Along with the impact of the Merger, the increase reflects broad-based growth in our utility business and continued strong demand in our broadband business.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Cost of Goods Sold
Cost of goods sold for the first nine months of 2021 was $10.6 billion compared to $6.6 billion for the first nine months of 2020, an increase of $3.9 billion, reflecting the merger with Anixter. Cost of goods sold as a percentage of net sales was 79.2% for the first nine months of 2021, compared to 81.0% for the first nine months of 2020. The decrease of 180 basis points reflects the favorable impact of margin improvement initiatives, partially offset by write-downs totaling $20.5 million to the carrying value of certain personal protective equipment products. These write-downs of inventory impacted cost of goods sold as a percentage of net sales for the first nine months of 2021 by 20 basis points. Costs of goods sold as a percentage of net sales for the first nine months of 2020 was 80.7% excluding the effect of merger-related fair value adjustments of $28.0 million.
Selling, General and Administrative Expenses
SG&A expenses include payroll and payroll-related costs, shipping and handling, travel and entertainment, facilities, utilities, information technology expenses, professional and consulting fees, credit losses, gains (losses) on the sale of property and equipment, as well as real estate and personal property taxes. SG&A expenses for the first nine months of 2021 totaled $2.1 billion versus $1.2 billion for the first nine months of 2020. As a percentage of net sales, SG&A expenses were 15.4% and 14.9%, respectively. The increase in SG&A expenses of $836.8 million, or 68.5%, primarily reflects the impact of the merger with Anixter. SG&A expenses for the first nine months of 2021 were favorably impacted by the realization of integration synergies and structural cost takeout actions. SG&A expenses for the first nine months of 2021 include merger-related costs of $119.8 million, as well as a net gain of $8.9 million resulting from the sale of WESCO's legacy utility and data communications businesses in Canada, which were divested during the first quarter of 2021 in connection with the Merger. Adjusted for these amounts, SG&A expenses were 14.6% of net sales for the first nine months of 2021. SG&A expenses for the first nine months of 2020 include $92.1 million of merger-related costs, as well as a gain on the sale of an operating branch in the U.S. of $19.8 million. Adjusted for these costs, SG&A expenses were $1.1 billion, or 14.0% of net sales, for the first nine months of 2020.
SG&A payroll and payroll-related expenses for the first nine months of 2021 of $1.3 billion increased by $542.1 million compared to the same period in 2020 primarily due to the merger with Anixter. Excluding the impact of the Merger, SG&A payroll and payroll-related expenses in the current year were negatively impacted by higher salaries, variable compensation expense and benefit costs, including the impact of reinstating salaries and retirement savings plan employer matching contributions for legacy WESCO employees that had been reduced or suspended in the prior year in response to the COVID-19 pandemic.
SG&A expenses not related to payroll and payroll-related costs for the first nine months of 2021 of $709.9 million increased by $294.7 million compared to the same period in 2020 primarily due to the merger with Anixter. Excluding the impact of the Merger, these SG&A expenses for the current year were negatively impacted by higher professional and consulting, and information technology expenses resulting from integration activities and digital transformation initiatives. Shipping and handling costs also increased for the first nine months of 2021 due to sales volume growth. The gain on the sale of an operating branch in the U.S., as described above, positively impacted SG&A expenses for the first nine months of 2020.
Depreciation and Amortization
Depreciation and amortization increased $64.3 million to $144.6 million for the first nine months of 2021, compared to $80.3 million for the first nine months of 2020. The nine months ended September 30, 2021 includes $47.3 million attributable to the amortization of identifiable intangible assets acquired in the merger with Anixter, as well as $20.2 million resulting from changes in the estimated useful lives of certain legacy WESCO trademarks that are migrating to our master brand architecture, as described in Note 2, "Accounting Policies" of our Notes to the unaudited Condensed Consolidated Financial Statements. As of September 30, 2021, there is $27.4 million of estimated amortization expense remaining for trademarks migrating to our master brand architecture, of which approximately $12.1 million is expected to be recognized over the remainder of 2021, $10.0 million in 2022 and $5.3 million thereafter.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Income from Operations
The following tables set forth income from operations by segment for the periods presented:

	Nine Months Ended September 30, 2021
(In thousands)	EES	CSS	UBS	Corporate	Total
Income from operations	$409,062	$293,446	$289,895	$(410,814)	$581,589

	Nine Months Ended September 30, 2020
(In thousands)	EES	CSS	UBS	Corporate	Total
Income from operations	$194,643	$127,502	$167,651	$(235,518)	$254,278
Operating profit was $581.6 million for the first nine months of 2021 compared to $254.3 million for the first nine months of 2020. The increase of $327.3 million, or 128.7%, primarily reflects the merger with Anixter. For the first nine months of 2021, operating profit also reflects sales growth and margin expansion due to strong execution of margin improvement initiatives, as well as the realization of integration synergies and structural cost takeout actions. Operating profit for the first nine months of 2021 was negatively impacted by higher volume-related costs, and SG&A payroll and payroll-related expenses, as described above.
EES reported operating profit of $409.1 million for the first nine months of 2021, compared to $194.6 million for the first nine months of 2020, an increase of $214.4 million. The increase primarily reflects the factors impacting the overall business, as described above. Additionally, operating profit for the first nine months of 2021 was negatively impacted by 10 basis points from the inventory write-down described above and accelerated amortization expense of $8.4 million associated with migrating to our master brand architecture.
CSS reported operating profit of $293.4 million for the first nine months of 2021, compared to $127.5 million for the first nine months of 2020, an increase of $165.9 million. The increase primarily reflects the factors impacting the overall business, as described above. Additionally, operating profit for the first nine months of 2021 was negatively impacted by 40 basis points from the inventory write-down described above, as well as accelerated amortization expense of $11.1 million associated with migrating to our master brand architecture.
UBS reported operating profit of $289.9 million for the first nine months of 2021, compared to $167.7 million for the first nine months of 2020, an increase of $122.2 million. The increase primarily reflects the factors impacting the overall business, as described above, combined with the benefit from the net gain on the Canadian divestitures. Accelerated amortization expense of $0.7 million associated with migrating to our master brand architecture negatively impacted operating profit in the current year.
Interest Expense, net
Net interest expense totaled $207.7 million for the first nine months of 2021, compared to $152.3 million for the first nine months of 2020. The increase in interest expense was driven by financing activity related to the Anixter merger.
Other Income, net
Other non-operating income ("other income, net") totaled $8.9 million for the first nine months of 2021, compared to $1.5 million for the first nine months of 2020, an increase of $7.5 million. As disclosed in Note 9, "Employee Benefit Plans" of our Notes to the unaudited Condensed Consolidated Financial Statements, we recognized net benefits of $12.3 million and $4.8 million associated with the non-service cost components of net periodic pension (benefit) cost for the nine months ended September 30, 2021 and 2020, respectively. Due to fluctuations in the U.S. dollar against certain foreign currencies, we recorded foreign currency exchange losses of $1.4 million and $2.6 million for the first nine months of 2021 and 2020, respectively.
Income Taxes
The provision for income taxes was $84.2 million for the first nine months of 2021, compared to $23.7 million in last year's comparable period, resulting in an effective tax rate of 22.0% and 22.9%, respectively. The effective tax rate for the current year-to-date period reflects discrete income tax benefits resulting from a decrease in the valuation allowance recorded against foreign tax credit carryforwards of $8.3 million and deductible stock-based compensation of $7.8 million, which were partially offset by discrete income tax expense of $4.2 million associated with return-to-provision adjustments. These discrete items reduced the estimated annual effective tax rate by approximately 3.1 percentage points.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Net Income and Earnings per Share
Net income for the first nine months of 2021 was $298.6 million, compared to $79.8 million for the first nine months of 2020.
Net income attributable to noncontrolling interests was $0.7 million for the first nine months of 2021, compared to a net loss of $0.8 million for the first nine months of 2020.
Preferred stock dividends expense, which relates to the fixed-rate reset cumulative perpetual preferred stock, Series A, that was issued in connection with the Merger, was $43.1 million for the first nine months of 2021 compared to $15.8 million for the first nine months of 2020.
Net income and earnings per diluted share attributable to common stockholders were $254.9 million and $4.91 per diluted share, respectively, for the first nine months of 2021, compared with $64.8 million and $1.44 per diluted share, respectively, for the first nine months of 2020. Adjusted for merger-related costs, the net gain on the sale of WESCO's legacy utility and data communications businesses in Canada, accelerated amortization expense associated with migrating to our master brand architecture, and the related income tax effects, net income and earnings per diluted share attributable to common stockholders for the nine months ended September 30, 2021 were $353.0 million and $6.80, respectively. Adjusted for merger-related costs and fair value adjustments, gain on sale of an operating branch in the U.S. and the related income tax effects, net income and earnings per diluted share attributable to common stockholders were $143.0 million and $3.17, respectively, for the nine months ended September 30, 2020.
The following tables reconcile income from operations, provision for income taxes and earnings per diluted share to adjusted income from operations, adjusted provision for income taxes and adjusted earnings per diluted share, which are non-GAAP financial measures, for the periods presented:

	Nine Months Ended
Adjusted Income from Operations:	September 30, 2021	September 30, 2020
	(In thousands)
Income from operations	$581,589	$254,278
Merger-related costs	119,792	92,127
Accelerated trademark amortization	20,196	—
Merger-related fair value adjustments	—	28,019
Net gain on sale of assets and divestitures	(8,927)	(19,816)
Adjusted income from operations	$712,650	$354,608

	Nine Months Ended
Adjusted Provision for Income Taxes:	September 30, 2021	September 30, 2020
	(In thousands)
Provision for income taxes	$84,201	$23,707
Income tax effect of adjustments to income from operations(1)	32,968	22,073
Adjusted provision for income taxes	$117,169	$45,780
(1)    The adjustments to income from operations have been tax effected at rates of 25% and 22% for the nine months ended September 30, 2021 and 2020, respectively.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

	Nine Months Ended
Adjusted Earnings per Diluted Share:	September 30, 2021	September 30, 2020
(In thousands, except per share data)
Adjusted income from operations	$712,650	$354,608
Interest expense, net	207,683	152,281
Other income, net	(8,929)	(1,463)
Adjusted income before income taxes	513,896	203,790
Adjusted provision for income taxes	117,169	45,780
Adjusted net income	396,727	158,010
Net income (loss) attributable to noncontrolling interests	665	(825)
Adjusted net income attributable to WESCO International, Inc.	396,062	158,835
Preferred stock dividends	43,056	15,787
Adjusted net income attributable to common stockholders	$353,006	$143,048

Diluted shares	51,896	45,104
Adjusted earnings per diluted share	$6.80	$3.17
Note: For the nine months ended September 30, 2021, income from operations, the provision for income taxes and earnings per diluted share have been adjusted to exclude merger-related costs, a net gain on the sale of WESCO's legacy utility and data communications businesses in Canada, accelerated amortization expense associated with migrating to our master brand architecture, and the related income tax effects. For the nine months ended September 30, 2020, income from operations, the provision for income taxes and earnings per diluted share have been adjusted to exclude merger-related costs and fair value adjustments, gain on sale of an operating branch in the U.S., and the related income tax effects. These non-GAAP financial measures provide a better understanding of our financial results on a comparable basis.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

EBITDA, Adjusted EBITDA and Adjusted EBITDA margin %
The following tables reconcile net income attributable to common stockholders to EBITDA, adjusted EBITDA and adjusted EBITDA margin % by segment, which are non-GAAP financial measures, for the periods presented:

	Nine Months Ended September 30, 2021
(In thousands)	EES	CSS	UBS	Corporate	Total
Net income attributable to common stockholders	$410,233	$292,537	$289,851	$(737,708)	$254,913
Net income attributable to noncontrolling interests	158	—	—	507	665
Preferred stock dividends	—	—	—	43,056	43,056
Provision for income taxes	—	—	—	84,201	84,201
Interest expense, net	—	—	—	207,683	207,683
Depreciation and amortization	40,184	60,257	16,545	27,659	144,645
EBITDA	$450,575	$352,794	$306,396	$(374,602)	$735,163
Other (income) expense, net	(1,329)	909	44	(8,553)	(8,929)
Stock-based compensation expense(1)	4,648	1,818	1,517	10,972	18,955
Merger-related costs	—	—	—	119,792	119,792
Net gain on Canadian divestitures	—	—	(8,927)	—	(8,927)
Adjusted EBITDA	$453,894	$355,521	$299,030	$(252,391)	$856,054
Adjusted EBITDA margin %	8.1%	8.5%	8.4%		6.4%
(1) Stock-based compensation expense in the calculation of adjusted EBITDA for the nine months ended September 30, 2021 excludes $3.8 million as such amount is included in merger-related costs.

	Nine Months Ended September 30, 2020
(In thousands)	EES	CSS	UBS	Corporate	Total
Net income attributable to common stockholders	$196,665	$128,295	$167,483	$(427,652)	$64,791
Net loss attributable to noncontrolling interests	(664)	—	—	(161)	(825)
Preferred stock dividends	—	—	—	15,787	15,787
Provision for income taxes	—	—	—	23,707	23,707
Interest expense, net	—	—	—	152,281	152,281
Depreciation and amortization	24,638	24,393	15,153	16,140	80,324
EBITDA	$220,639	$152,688	$182,636	$(219,898)	$336,065
Other (income) expense, net	(1,358)	(793)	168	520	(1,463)
Stock-based compensation expense(2)	3,343	1,130	1,040	10,016	15,529
Merger-related costs	—	—	—	92,127	92,127
Merger-related fair value adjustments	11,695	12,344	3,980	—	28,019
Gain on sale of assets	(19,816)	—	—	—	(19,816)
Adjusted EBITDA	$214,503	$165,369	$187,824	$(117,235)	$450,461
Adjusted EBITDA margin %	5.6%	8.5%	7.7%		5.5%
(2) Stock-based compensation by reportable segment for the nine months ended September 30, 2020, as previously reported in our Quarterly Report on Form 10-Q for the period ended September 30, 2020, has been reallocated to conform to the current period presentation.

Note: EBITDA, Adjusted EBITDA and Adjusted EBITDA margin % are non-GAAP financial measures that provide indicators of our performance and ability to meet debt service requirements. EBITDA is defined as earnings before interest, taxes, depreciation and amortization. Adjusted EBITDA is defined as EBITDA before foreign exchange and other non-operating expenses (income), non-cash stock-based compensation, cost and fair value adjustments associated with the merger with Anixter, and net gains on the divestiture of WESCO's legacy utility and data communications businesses in Canada and sale of an operating branch in the U.S. Adjusted EBITDA margin % is calculated by dividing Adjusted EBITDA by net sales.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Adjusted EBITDA for EES was $453.9 million for the first nine months of 2021, or 8.1% of net sales, compared to $214.5 million for the first nine months of 2020, or 5.6% of net sales.
Adjusted EBITDA for CSS was $355.5 million for the first nine months of 2021, or 8.5% of net sales, compared to $165.4 million for the first nine months of 2020, or 8.5% of net sales.
Adjusted EBITDA for UBS was $299.0 million for the first nine months of 2021, or 8.4% of net sales, compared to $187.8 million for the first nine months of 2020, or 7.7% of net sales.
Liquidity and Capital Resources
Our liquidity needs generally arise from fluctuations in our working capital requirements, capital expenditures, acquisitions and debt service obligations. As of September 30, 2021, we had $623.0 million in available borrowing capacity under our Revolving Credit Facility and $115.0 million in available borrowing capacity under our Receivables Facility, which combined with available cash of $106.6 million, provided liquidity of $844.6 million. Cash included in our determination of liquidity represents cash in certain deposit and interest bearing investment accounts. We believe cash provided by operations and financing activities will be adequate to cover our operational and business needs for at least the next twelve months. In addition, we regularly review our mix of fixed versus variable rate debt, and we may, from time to time, issue or retire borrowings and/or refinance existing debt in an effort to mitigate the impact of interest rate and foreign exchange rate fluctuations, and to maintain a cost-effective capital structure consistent with our anticipated capital requirements. At September 30, 2021, approximately 62% of our debt portfolio was comprised of fixed rate debt.
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
As also described in Note 8, "Debt" of our Notes to the unaudited Condensed Consolidated Financial Statements, on July 2, 2021, we redeemed the $350 million aggregate principal amount of our 2024 Notes at a redemption price equal to 101.344% of the principal amount plus accrued interest to, but not including, July 2, 2021. The redemption of the 2024 Notes was funded with borrowings under our accounts receivable securitization and revolving credit facilities.
As a result of the redemption of the 2024 Notes and amendment to the Receivables Facility, as described above, total interest expense is expected to be reduced by approximately $2 million in 2021 and $18 million per year thereafter based on current interest rates.
Since the merger with Anixter, we have used cash and the net proceeds from the divestiture of WESCO's legacy utility and data communications businesses in Canada to reduce our debt, net of cash, by approximately $519 million. Over the next several quarters, it is expected that excess liquidity will be directed primarily at debt reduction and merger-related integration activities, and we expect to maintain sufficient liquidity through our credit facilities and cash balances. We expect to spend approximately $100 million in 2021 on capital expenditures and cloud-based solutions, much of which will be invested to align the systems of our legacy businesses and enhance our digital tools.
We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions. We also communicate on a regular basis with our lenders regarding our financial and working capital performance, liquidity position and financial leverage. Our financial leverage ratio was 4.1 as of September 30, 2021 and, on a pro forma basis, 5.3 as of December 31, 2020. In addition, we are in compliance with all covenants and restrictions contained in our debt agreements as of September 30, 2021.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

The following table sets forth our financial leverage ratio, which is a non-GAAP financial measure, for the periods presented:

	Twelve Months Ended
	September 30, 2021	December 31, 2020
(In millions of dollars, except ratio)	Reported	Proforma(1)
Net income attributable to common stockholders	$260.5	$115.6
Net income (loss) attributable to noncontrolling interests	1.0	(0.5)
Preferred stock dividends	57.4	30.1
Provision for income taxes	83.3	55.7
Interest expense, net	282.0	255.8
Depreciation and amortization	185.9	153.5
EBITDA	870.1	610.2
Other (income) expense, net	(9.9)	4.6
Stock-based compensation	21.7	34.7
Merger-related costs and fair value adjustments	175.6	206.7
Out-of-period adjustment	18.9	18.9
Net gain on sale of assets and Canadian divestitures	(8.9)	(19.8)
Adjusted EBITDA(2)	$1,067.5	$855.3

	As of
	September 30, 2021	December 31, 2020
Short-term debt and current portion of long-term debt, net	$19.3	$528.8
Long-term debt, net	4,565.8	4,370.0
Debt discount and debt issuance costs(3)	74.2	88.2
Fair value adjustments to Anixter Senior Notes due 2023 and 2025(3)	(1.1)	(1.7)
Total debt	4,658.2	4,985.3
Less: Cash and cash equivalents	251.8	449.1
Total debt, net of cash	$4,406.4	$4,536.2

Financial leverage ratio	4.1	5.3
(1)EBITDA and adjusted EBITDA for the twelve months ended December 31, 2020 gives effect to the combination of WESCO and Anixter as if it had occurred at the beginning of the respective trailing twelve month period.
(2)Adjusted EBITDA includes the financial results of WESCO's legacy utility and data communications businesses in Canada, which were divested in the first quarter of 2021 under a Consent Agreement with the Competition Bureau of Canada.
(3)Debt is presented in the condensed consolidated balance sheets net of debt discount and debt issuance costs, and includes adjustments to record the long-term debt assumed in the merger with Anixter at its acquisition date fair value.
Note: Financial leverage ratio is a non-GAAP measure of the use of debt. Financial leverage ratio is calculated by dividing total debt, excluding debt discount, debt issuance costs and fair value adjustments, net of cash, by adjusted EBITDA. EBITDA is defined as the trailing twelve months earnings before interest, taxes, depreciation and amortization. Adjusted EBITDA is defined as the trailing twelve months EBITDA before foreign exchange and other non-operating expenses (income), non-cash stock-based compensation, costs and fair value adjustments associated with the merger with Anixter, an out-of-period adjustment related to inventory absorption accounting, and net gains on the divestiture of WESCO's legacy utility and data communications businesses in Canada and sale of an operating branch in the U.S.

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
Cash Flow
Operating Activities. Net cash generated from operations for the first nine months of 2021 totaled $172.7 million, compared to $418.9 million for the first nine months of 2020. Operating activities included net income of $298.6 million and adjustments to net income totaling $177.0 million, which were primarily comprised of depreciation and amortization of $144.6 million, stock-based compensation expense of $22.8 million, amortization of debt discount and debt issuance costs of $15.3 million, a net gain of $8.9 million resulting from the Canadian divestitures, and deferred income taxes of $5.3 million. Other sources of cash in the first nine months of 2021 included an increase in accounts payable of $550.9 million due to higher purchases of inventory, an increase in other current and noncurrent liabilities of $95.9 million, an increase in accrued payroll and benefit costs of $65.1 million, and a decrease in other current and noncurrent assets of $19.3 million. Primary uses of cash in the first nine months of 2021 included an increase in trade accounts receivable of $521.5 million resulting from higher sales in the latter part of the quarter, an increase in inventories of $428.4 million to support increased customer demand, and an increase in other accounts receivable of $84.3 million due to higher supplier volume rebate accruals.
Net cash provided by operating activities for the first nine months of 2020 totaled $418.9 million, which included net income of $79.8 million and adjustments to net income totaling $70.3 million, which were primarily comprised of depreciation and amortization of $80.3 million, gain on sale of a U.S operating branch of $19.8 million, stock-based compensation expense of $15.5 million, deferred income taxes of $8.3 million, and amortization of debt discount and debt issuance costs of $6.3 million. Other sources of cash in the first nine months of 2020 included an increase in other current and noncurrent liabilities of $122.6 million, an increase in accounts payable of $80.5 million, a decrease in inventories of $77.7 million, an increase in accrued payroll and benefit costs of $25.9 million, and a decrease in trade accounts receivable of $3.6 million. Primary uses of cash in the first nine months of 2020 included an increase in other current and noncurrent assets of $26.7 million and an increase in other accounts receivable of $14.7 million.
Investing Activities. Net cash provided by investing activities for the first nine months of 2021 was $36.6 million, compared to $3.7 billion of net cash used during the first nine months of 2020. Included in the first nine months of 2021 was $56.0 million of net proceeds from the divestiture of WESCO's legacy utility and data communications businesses in Canada, as described in Note 4, "Acquisitions and Disposals" of our Notes to the unaudited Condensed Consolidated Financial Statements. Included in the first nine months of 2020 was $3.7 billion to fund a portion of the merger with Anixter, as described in Note 4, "Acquisitions and Disposals" of our Notes to the unaudited Condensed Consolidated Financial Statements. Capital expenditures were $25.2 million for the nine month period ended September 30, 2021, compared to $42.6 million for the nine month period ended September 30, 2020.
Financing Activities. Net cash used in financing activities for the first nine months of 2021 was $410.2 million, compared to $3.5 billion of net cash provided by financing activities for the first nine months of 2020. During the first nine months of 2021, financing activities primarily consisted of the redemption of our $500.0 million aggregate principal amount of 2021 Notes, $354.7 million aggregate principal amount of 2024 Notes, borrowings and repayments of $1,707.3 million and $1,407.2 million, respectively, related to our Revolving Credit Facility, and borrowings and repayments of $763.0 million and $528.0 million, respectively, related to our Receivables Facility. Financing activities for the first nine months of 2021 also included $43.1 million of dividends paid to holders of our Series A Preferred Stock, net repayments related to our various international lines of credit of approximately $10.7 million, and $20.8 million of payments for taxes related to the exercise and vesting of stock-based awards.
During the first nine months of 2020, financing activities consisted of $2,815.0 million of net proceeds from the issuance of senior unsecured notes to finance a portion of the merger with Anixter, borrowings and repayments of $980.3 million and $655.7 million, respectively, related to our current and prior revolving credit facility, as well as borrowings and repayments of $865.0 million and $390.0 million, respectively, related to our current and prior accounts receivable securitization facility. Financing activities for the first nine months of 2020 also included net repayments related to our various international lines of credit of approximately $8.3 million. Additionally, we paid $79.9 million of debt issuance costs associated with financing the merger with Anixter.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Contractual Cash Obligations and Other Commercial Commitments
There were no material changes in our contractual obligations and other commercial commitments that would require an update to the disclosure provided in our 2020 Annual Report on Form 10-K.
Inflation
The rate of inflation, as measured by changes in the producer price index, affects different commodities, the cost of products purchased and ultimately the pricing of our different products and product classes to our customers. For the quarter ended September 30, 2021, pricing related to inflation favorably impacted our net sales by approximately 5%. Pricing did not have a material impact on our operating profit given the offsetting effect of higher costs for certain products. We intend to continue to actively manage the impact of inflation on our results of operations.
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
Guarantor Financial Statements
WESCO Distribution (the “Issuer”) had outstanding $350 million in aggregate principal amount of 5.375% Senior Notes due 2024 (the “2024 Notes”). As described in Note 8, "Debt" of our Notes to the unaudited Condensed Consolidated Financial Statements, on July 2, 2021, WESCO Distribution redeemed the $350 million aggregate principal amount of the 2024 Notes at a redemption price equal to 101.344% of the principal amount plus accrued interest to, but not including, July 2, 2021.
The 2024 Notes were unsecured senior obligations of WESCO Distribution and were fully and unconditionally guaranteed on a senior unsecured basis by WESCO International and Anixter Inc. (the “Guarantors”), ranking pari passu in right of payment with all other existing and future senior obligations of the Issuer, including obligations under other unsubordinated indebtedness. The 2024 Notes were effectively subordinated to all existing and future obligations of the Issuer that are secured by liens on any property or assets of the Issuer, including the Issuer’s Revolving Credit Facility and the then outstanding term loan facility (the “Senior Secured Credit Facilities”), to the extent of the value of the collateral securing such obligations, and were structurally subordinated to all liabilities (including trade payables) of any of the Guarantors’s or the Issuer’s subsidiaries (the “non-Guarantor Subsidiaries”) and senior in right of payment to all existing and future obligations of the Issuer that were, by their terms, subordinated in right of payment to the 2024 Notes.
The 2024 Notes were guaranteed by the Guarantors and not by the non-Guarantor Subsidiaries. In the event of a bankruptcy, liquidation or reorganization of any of the non-Guarantor Subsidiaries, such non-Guarantor Subsidiaries would have paid the holders of their debt and their trade creditors before they would have been able to distribute or contribute, as the case may be, any of their assets to the Issuer or the Guarantors. Therefore, the 2024 Notes and the guarantee of the Guarantors (the “Guarantee”) were effectively subordinated to the liabilities of the non-Guarantor Subsidiaries.
The Guarantee constituted a senior obligation of the Guarantors, ranking pari passu in right of payment with all other senior obligations of the Guarantors, including obligations under other unsubordinated indebtedness. The Guarantee was effectively subordinated to all existing and future obligations incurred by the Guarantors that are secured by liens on any property or assets of the Guarantors, including the Senior Secured Credit Facilities, to the extent of the value of the collateral securing such obligations, structurally subordinated to all liabilities (including trade payables) of the non-Guarantor Subsidiaries and senior in right of payment to all existing and future obligations of the Guarantors that were, by their terms, subordinated in right of payment to the Guarantee.
The Guarantors guaranteed to each holder of the 2024 Notes and to the respective trustees (i) the due and punctual payment of the principal of, premium, if any, and interest on each Note, when and as the same shall become due and payable, whether at maturity, by acceleration or otherwise, the due and punctual payment of interest on the overdue principal of and interest on the 2024 Notes, to the extent lawful, and the due and punctual payment of all other obligations and due and punctual performance of all obligations of the Issuer to the holders or the respective trustee all in accordance with the terms of the 2024 Notes and the indentures governing the 2024 Notes and (ii) in the case of any extension of time of payment or renewal of any 2024 Notes or any of such other obligations, that the same would have been promptly paid in full when due or performed in accordance with the terms of the extension or renewal, at stated maturity, by acceleration or otherwise.
If the Issuer had become a debtor in a case under the U.S. Bankruptcy Code or encountered other financial difficulty, under federal or state fraudulent transfer law, a court could have voided, subordinated or otherwise declined to enforce the 2024 Notes. A court might have done so if it had been found that when the Issuer issued the 2024 Notes, or in some states when

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

payments became due under the 2024 Notes, the Issuer received less than reasonably equivalent value or fair consideration and either: (i) was insolvent or rendered insolvent by reason of such incurrence; (ii) was left with inadequate capital to conduct its business; or (iii) believed or reasonably should have believed that the Issuer would incur debts beyond its ability to pay.
A court could have also voided an issuance of the 2024 Notes without regard to the above factors, if the court found that the Issuer issued the 2024 Notes with actual intent to hinder, delay or defraud its creditors. A court would have likely found that the Issuer did not receive reasonably equivalent value or fair consideration for the 2024 Notes, if the Issuer did not substantially benefit directly or indirectly from the issuance of the 2024 Notes. If a court did void the issuance of the 2024 Notes, holders would have no longer had any claim against the Issuer. Sufficient funds to repay the 2024 Notes may not have been available from other sources. In addition, the court might have directed holders to repay any amounts that they already received from the Issuer.
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

Summarized Balance Sheets
(In thousands)
(unaudited)
	As of
	September 30, 2021	December 31, 2020
Assets
Current assets	$2,334,796	$2,259,748
Due from non-guarantor subsidiaries	436,784	277,957
Total current assets	2,771,580	2,537,705
Noncurrent assets	3,368,614	3,368,247
Total assets	$6,140,194	$5,905,952
Liabilities
Current liabilities	$1,416,116	$1,821,835
Due to non-guarantor subsidiaries	2,662,120	2,046,613
Total current liabilities	4,078,236	3,868,448
Noncurrent liabilities	4,159,859	4,169,639
Total liabilities	$8,238,095	$8,038,087

Summarized Statement of Income (Loss)
(In thousands)
(unaudited)
Nine Months Ended
September 30, 2021
Net sales(1)	$4,555,773
Gross profit(1)	926,633
Net loss	$(112,626)
(1) Includes $66.1 million of net sales and cost of goods sold to non-guarantor subsidiaries.
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
Those risks, uncertainties and assumptions include the risk of any unexpected costs or expenses resulting from the transaction, the risk of any litigation or post-closing regulatory action relating to the transaction, the risk that the transaction could have an adverse effect on the ability of the combined company to retain customers and retain and hire key personnel and maintain relationships with its suppliers, customers and other business relationships and on its operating results and business generally, or the risk that problems may arise in successfully integrating the businesses of the companies, which may result in the combined company not operating as effectively and efficiently as expected, the risk that the combined company may be unable to achieve synergies or other anticipated benefits of the transaction or it may take longer than expected to achieve those synergies or benefits, the risk that the leverage of the company may be higher than anticipated, the impact of natural disasters, health epidemics and other outbreaks, especially the outbreak of COVID-19 since December 2019, which may have a material adverse effect on the combined company's business, results of operations and financial condition, and other important factors that could cause actual results to differ materially from those projected. All such factors are difficult to predict and are beyond each company's control. Additional factors that could cause results to differ materially from those described above can be found in WESCO's Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and WESCO's other reports filed with the SEC.
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
There were no changes in the Company’s internal control over financial reporting that occurred during the quarterly period ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
As set forth in Note 11, "Commitments and Contingencies" to the Notes to the unaudited Condensed Consolidated Financial Statements, from time to time, a number of lawsuits and claims have been or may be asserted against us relating to the conduct of our business, including litigation relating to commercial, product and employment matters. The outcome of any litigation cannot be predicted with certainty, and some lawsuits may be determined adversely to us. However, management does not believe that the ultimate outcome of any such pending matters is likely to have a material adverse effect on our financial condition or liquidity, although the resolution in any fiscal period of one or more of these matters may have a material adverse effect on our results of operations for that period.
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

WESCO International, Inc.
(Registrant)

November 5, 2021	By:	/s/ David S. Schulz
(Date)		David S. Schulz
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

November 5, 2021	By:	/s/ Matthew S. Kulasa
(Date)		Matthew S. Kulasa
Senior Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)